Form 10-Q
period 2010-09-30
Howard Hughes Corp
filed 2010-11-23
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission file number 1-11656

THE HOWARD HUGHES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4673192
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

13355 Noel Road, Suite 950, Dallas, Texas 75240

(Address of principal executive offices, including Zip Code)

(214) 741-7744

(Registrant’s telephone number, including area code)

N / A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The registrant commenced operations on November 9, 2010.

As of November 10, 2010, there were 37,716,453 shares of the registrant’s common stock outstanding.

The Howard Hughes Corporation

THE HOWARD HUGHES CORPORATION

COMBINED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2010	2009
	(In thousands)
Assets:
Investment in real estate:
Land	$194,181	$194,700
Buildings and equipment	447,696	451,279
Less accumulated depreciation	(94,697)	(85,639)
Developments in progress	266,216	258,807
Net property and equipment	813,396	819,147
Investment in Real Estate Affiliates	146,537	140,558
Investment property and property held for development and sale	1,775,904	1,782,470
Net investment in real estate	2,735,837	2,742,175
Cash and cash equivalents	2,811	3,204
Accounts and notes receivable, net	14,055	17,359
Deferred expenses, net	6,894	7,444
Prepaid expenses and other assets	132,824	135,045
Total assets	$2,892,421	$2,905,227

Liabilities and Equity:
Liabilities not subject to compromise:
Mortgages, notes and loans payable	$272,825	$208,860
Deferred tax liabilities	715,516	782,817
Accounts payable and accrued expenses	225,883	134,191
Liabilities not subject to compromise	1,214,224	1,125,868
Liabilities subject to compromise	138,093	275,839
Total liabilities	1,352,317	1,401,707

Equity:
GGP Equity	1,540,857	1,504,364
Accumulated other comprehensive loss	(1,556)	(1,744)
Total GGP equity	1,539,301	1,502,620
Noncontrolling interests in Combined Real Estate Affiliates	803	900
Total equity	1,540,104	1,503,520
Total liabilities and equity	$2,892,421	$2,905,227

The accompanying notes are an integral part of these combined financial statements.

THE HOWARD HUGHES CORPORATION

COMBINED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Revenues:
Minimum rents	$16,349	$15,873	$50,349	$49,390
Tenant recoveries	4,637	5,045	13,891	14,827
Overage rents	826	615	1,738	1,465
Land sales	10,034	7,409	22,141	38,843
Other	614	1,318	3,762	855
Total revenues	32,460	30,260	91,881	105,380
Expenses:
Real estate taxes	4,131	3,829	11,161	10,111
Property maintenance costs	1,484	1,389	4,766	3,617
Marketing	248	278	755	738
Other property operating costs	8,746	9,224	26,440	25,244
Land sales operations	10,057	8,124	30,654	40,578
Provision for doubtful accounts	744	—	1,101	1,212
Property management and other costs	3,467	4,561	12,463	12,992
Strategic initiatives	—	266	—	5,380
Provisions for impairment	92	40,582	578	180,762
Depreciation and amortization	4,109	4,434	12,535	15,221
Total expenses	33,078	72,687	100,453	295,855
Operating loss	(618)	(42,427)	(8,572)	(190,475)

Interest income	59	155	118	487
Interest expense	(681)	(186)	(1,888)	(768)
Loss before income taxes, equity in income (loss) of Real Estate Affiliates, reorganization items and noncontrolling interests	(1,240)	(42,458)	(10,342)	(190,756)
Benefit from (provision for) income taxes	350	21,897	(17,603)	24,810
Equity in income (loss) of Real Estate Affiliates	1,222	(2,004)	6,394	2,117
Reorganization items	(16,515)	(1,814)	(43,129)	(3,831)
Net loss	(16,183)	(24,379)	(64,680)	(167,660)
Allocation to noncontrolling interests	(47)	(35)	(121)	(100)
Net loss attributable to GGP	$(16,230)	$(24,414)	$(64,801)	$(167,760)

Comprehensive Income (loss), Net:
Net loss	$(16,183)	$(24,379)	$(64,680)	$(167,660)
Other comprehensive income	88	163	188	489
Comprehensive loss	(16,095)	(24,216)	(64,492)	(167,171)
Comprehensive loss allocated to noncontrolling interests	(47)	(35)	(121)	(100)
Comprehensive loss attributable to GGP	$(16,142)	$(24,251)	$(64,613)	$(167,271)

The accompanying notes are an integral part of these combined financial statements.

THE HOWARD HUGHES CORPORATION

COMBINED STATEMENTS OF EQUITY

(UNAUDITED)

		Accumulated	Noncontrolling
		Other	Interests in
	GGP	Comprehensive	Combined Real	Total
	Equity	Income (Loss)	Estate Affiliates	Equity
	(In thousands)

Balance, January 1, 2009	$1,986,938	$(2,926)	$1,803	$1,985,815

Net income (loss)	(167,760)	—	100	(167,660)
Distributions to noncontrolling interests	—	—	(103)	(103)
Other comprehensive income	—	489	—	489
Contributions from GGP, net	26,716	—	—	26,716

Balance, September 30, 2009	$1,845,894	$(2,437)	$1,800	$1,845,257

Balance, January 1, 2010	$1,504,364	$(1,744)	$900	$1,503,520
Net income (loss)	(64,801)	—	121	(64,680)
Distributions to noncontrolling interests	—	—	(218)	(218)
Other comprehensive income	—	188	—	188
Contributions from GGP, net	101,294	—	—	101,294

Balance, September 30, 2010	$1,540,857	$(1,556)	$803	$1,540,104

The accompanying notes are an integral part of these combined financial statements.

THE HOWARD HUGHES CORPORATION

COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(64,680)	$(167,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of Real Estate Affiliates	(6,394)	(2,117)
Provision for doubtful accounts	1,101	1,212
Distributions received from Real Estate Affiliates	—	1,406
Depreciation	11,012	13,071
Amortization	1,523	2,150
Amortization (accretion) of deferred financing costs and debt market rate adjustments	1,600	756
Amortization of intangibles other than in-place leases	144	167
Straight-line rent amortization	(574)	(459)
Provisions for impairment	578	180,762
Land/residential development and acquisitions expenditures	(39,115)	(33,377)
Cost of land sales	7,089	20,147
Reorganization items - finance costs related to emerged entities	1,311	—
Non-cash reorganization items	(2,880)	(260)
Net changes:
Accounts and notes receivable	3,306	(836)
Prepaid expenses and other assets	10,209	(1,926)
Deferred expenses	(1,426)	(1,531)
Accounts payable and accrued expenses and deferred taxes	16,529	(29,119)
Other, net	168	711
Net cash used in operating activities	(60,499)	(16,903)

Cash Flows from Investing Activities:
Development of real estate and property additions/improvements, primarily previously accrued	(71,069)	(23,760)
Proceeds from sales of investment properties	—	6,392
Increase in investments in Real Estate Affiliates	(10)	(1,247)
Decrease in restricted cash	—	202
Net cash used in investing activities	(71,079)	(18,413)

Cash Flows from Financing Activities:
Change in GGP investment, net	137,411	41,698
Principal payments on mortgages, notes and loans payable	(4,697)	(7,556)
Finance costs related to emerged entities	(1,311)	—
Distributions to noncontrolling interests	(218)	(103)
Net cash provided by financing activities	131,185	34,039
Net change in cash and cash equivalents	(393)	(1,277)
Cash and cash equivalents at beginning of period	3,204	4,963
Cash and cash equivalents at end of period	$2,811	$3,686

Supplemental Disclosure of Cash Flow Information:
Interest paid	$14,831	$15,036
Interest capitalized	15,443	15,284
Reorganization items paid	46,009	4,091

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$(64,454)	$(11,467)
Change in CSA contingent liability	(15,000)	—
Mortgage debt market rate adjustment related to emerged entities	2,382	—
Other non-cash GGP equity transactions	(36,117)	(14,982)
Recognition of note payable in conjunction with land held for development and sale	—	6,520

The accompanying notes are an integral part of these combined financial statements.

THE HOWARD HUGHES CORPORATION

NOTE 1         ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited Combined Financial Statements for the year ended December 31, 2009 which are included in the Company’s Registration Statement on Form 10 for the fiscal year ended December 31, 2009 (Commission File No. 001-34856), as certain footnote disclosures which would substantially duplicate those contained in our Registration Statement have been omitted from this report.  Capitalized terms used, but not defined, in this Quarterly Report have the same meanings as in our Registration Statement.

General

The Howard Hughes Corporation (‘‘HHC’’ or the ‘‘Company’’) is a newly formed Delaware corporation that was created to hold certain assets and liabilities of General Growth Properties, Inc. (‘‘GGP’’) and its subsidiaries (collectively, the ‘‘Predecessors’’). On April 16, 2009 and April 22, 2009 (collectively, the ‘‘Petition Date’’), GGP and certain of its subsidiaries (the ‘‘Debtors’’) filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the ‘‘Chapter 11 Cases’’) with the Bankruptcy Court for the Southern District of New York (the ‘‘Bankruptcy Court’’). On October 21, 2010, the Bankruptcy Court entered an order confirming the plan of reorganization (the “Plan”) of GGP and certain of the Debtors still remaining in the Chapter 11 Cases (the “TopCo Debtors”). Pursuant to the Plan, the TopCo Debtors emerged from bankruptcy and HHC received certain of the assets and liabilities of the Predecessors (the ‘‘Separation’’), which we refer to as our business or ‘‘the HHC Businesses”. The reorganization of GGP was completed on November 9, 2010 (such time of completion being referred to as the ‘‘Effective Date’’) as described in “Transactions on the Effective Date”, below.

As of September 30, 2010, we had not conducted any business as a separate company and had no separate material assets or liabilities. The operations of the business transferred to us by the Predecessors is presented as if the transferred business was our business for all historical periods described and at the historical cost/carrying value of such assets and liabilities reflected in GGP’s books and records. Unless the context otherwise requires, references to ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to HHC and its combined subsidiaries after giving effect to the transfer of assets and liabilities from the Predecessors.

On the Effective Date, our assets consisted of the following:

•      four master planned communities with an aggregate of 14,653 remaining saleable acres;

•      nine mixed-use development opportunities comprised of 1,129 acres;

•      four mall developmental projects comprised of 647 acres;

•                  seven redevelopment-opportunity retail malls with approximately 1 million square feet of existing gross leasable space; and

•      interests in eleven other real estate assets or projects.

Our ownership interests in properties in which we own a majority or controlling interest are combined under accounting principles generally accepted in the United States of America (‘‘GAAP’’).  Our interests in TWCPC Holdings, L.P., (‘‘The Woodlands Commercial’’), the Woodlands Operating Company, L.P. (‘‘The Woodlands Operating’’) and the Woodlands Land Development Company, L.P. (‘‘The Woodlands MPC’’), all located in Houston, Texas and, collectively, the ‘‘Woodlands Partnerships’’, and our interests in Westlake Retail Associates, Ltd (‘‘Circle T Ranch’’) and 170 Retail Associates Ltd (‘‘Circle T Power Center’’) and, together with Circle T Ranch, ‘‘Circle T’’, located in Dallas/Fort Worth, Texas, are held through joint venture entities in which we own non-controlling interests and are accounted for on the equity method. The Woodlands Partnerships, Circle T and certain cost method investments (see Note 3) are collectively referred to in this report as our ‘‘Real Estate Affiliates’’.

THE HOWARD HUGHES CORPORATION

Principles of Combination and Basis of Presentation

The accompanying combined financial statements include the accounts of the HHC Businesses in which we have a controlling interest and are presented on a combined basis as all such HHC Businesses have common control and ownership by GGP. The noncontrolling equity holders’ share of the assets, liabilities and operations are reflected in noncontrolling interests within permanent equity of the Company. All significant intercompany balances and transactions between the HHC Businesses have been eliminated.

As discussed above, we were formed for the purpose of receiving, via a tax-free distribution, certain assets and assuming certain liabilities of GGP pursuant to the Plan. We conducted no business and had no separate material assets or liabilities until the Separation was consummated. No previous historical financial statements for the HHC Businesses have been prepared and, accordingly, our combined financial statements are derived from the books and records of GGP and were carved-out from GGP at a carrying value reflective of such historical cost in such GGP records.  Our historical financial results reflect allocations for certain corporate expenses which include, but are not limited to, costs related to property management, human resources, security, payroll and benefits, legal, corporate communications, information services and restructuring and reorganizations.  Costs of the services that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly the Company’s percentage of GGP’s adjusted revenue and assets and the number of properties.  We believe these allocations are reasonable; however, these results do not reflect what our expenses would have been had the Company been operating as a separate, stand-alone public company. In addition, the HHC Businesses were operated as subsidiaries of GGP, which operates as a real estate investment trust (‘‘REIT’’). We will operate as a taxable corporation. The historical combined financial information presented will therefore not be indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone entity during the periods shown or of our future performance as an independent, stand-alone entity.

The Debtors’ Bankruptcy

As the Debtors had significant past due, or imminently due, and cross-collateralized or cross-defaulted debt, on the Petition Date, GGP, on behalf of itself and certain of its domestic subsidiaries including certain wholly-owned HHC Businesses, filed voluntary petitions for the Chapter 11 Cases. The Debtors that sought protection under Chapter 11 that are part of HHC are collectively referred to as the ‘‘HHC Debtors’’ and on the Petition Date comprised 33 entities with approximately $268.4 million of secured mortgage loans. However, the entities that own our Bridgeland and Columbia master planned communities, the entities that own substantially all of our eight undeveloped land parcels and our joint ventures, The Woodlands Partnerships and Circle T, among others (collectively, the ‘‘HHC Non-Debtors’’), did not seek such relief.

During the pendency of the Chapter 11 Cases, the Debtors operated as Debtors-in-Possession.  A debtor is afforded certain protection against its creditors and creditors are prohibited from taking certain actions (such as pursuing collection efforts or proceeding to foreclose on secured obligations) related to debts that were owed prior to the commencement of the Chapter 11 Cases. Accordingly, although the commencement of the Chapter 11 Cases triggered defaults on substantially all debt obligations of the Debtors, creditors were stayed from taking any action as a result of such defaults.

During December 2009, three of the HHC Debtors (the ‘‘Emerged Debtors’’) with $215.3 million of secured mortgage loans filed consensual plans of reorganization (the ‘‘Emerged Plans’’). As of December 31, 2009, two of the Emerged Debtors with $146.8 million secured debt had emerged from bankruptcy. The plan of reorganization and emergence from bankruptcy of the remaining Emerged Debtor occurred on July 23, 2010. The HHC Debtors that remained in Chapter 11 at September 30, 2010 (the ‘‘Remaining HHC Debtors’’) emerged from bankruptcy pursuant to the Plan on the Effective Date.

Transactions on the Effective Date

On the Effective Date, approximately 32.5 million shares of common stock of HHC were distributed to the common and preferred unit holders of GGPLP, which includes GGP, and then GGP distributed its portion of such shares pro-rata to holders of GGP common stock (the ‘‘Distribution’’). GGP has not retained any ownership interest in HHC. The Plan generally provided for the payment/settlement or reinstatement of claims against the TopCo Debtors, funded with new equity capital provided by investors sponsoring the Plan (the

THE HOWARD HUGHES CORPORATION

‘‘Plan Sponsors’’). As part of the Plan, approximately 5.3 million shares of our common stock were purchased by certain of the investors sponsoring the Plan for $250 million.  Additionally as part of the Plan, on the Effective Date, we issued warrants to purchase up to approximately 8 million shares of our common stock to the Plan Sponsors.  The warrants have an initial exercise price of $50.00 per share. Approximately 6.08 million warrants are immediately exercisable and approximately 1.92 million warrants are exercisable upon 90 days prior notice for the first 6.5 years after issuance and exercisable without notice any time thereafter.  Each warrant has a term of seven years from the closing date of the investments.

Unaudited Pro Forma Condensed Combined Balance Sheet

The following unaudited pro forma condensed combined balance sheet has been developed based on currently available information by applying certain pro forma adjustments which reflect the Separation of HHC from the Predecessors and other transactions provided by the Plan, to the September 30, 2010 historical combined balance sheet that appears elsewhere in this Quarterly Report. The unaudited pro forma condensed combined balance sheet gives effect to such transactions as if they had occurred on September 30, 2010 and are described more fully in the notes to the unaudited pro forma combined balance sheet which should be read in conjunction with such pro forma condensed combined balance sheet.  The unaudited pro forma condensed combined balance sheet presented below is for illustrative purposes only and is not necessarily indicative of the financial position that would have actually been reported had the transactions reflected in the pro forma adjustments occurred as of September 30, 2010.  In addition, the unaudited pro forma condensed combined balance sheet should be read in conjunction with the combined financial statements and related notes.

The accounting by HHC to reflect the emergence from bankruptcy of the Emerged Debtors is limited to recording the liabilities of such Debtors that are impacted by confirmed plans of reorganization at the estimated present values of the amounts expected to be paid upon emergence from bankruptcy since the provisions of the Plan do not meet the criteria for fresh-start reporting under generally accepted accounting principles (ASC 852-10-45-29). Historical liability amounts presented in the unaudited pro forma balance sheet for debtors which have emerged from bankruptcy at September 30, 2010 reflect these fair value adjustments in mortgages, notes and loans payable not subject to compromise. However, as certain of the HHC Debtors remain in bankruptcy at September 30, 2010, their liabilities remain subject to compromise and, therefore, the HHC historical balance sheet at September 30, 2010 has no such present value adjustment.

Fresh-start reporting does not apply to HHC because existing holders of GGP common stock received greater than 50% (approximately 79.7%) of the voting shares of HHC and the reorganization value of HHC’s assets exceeds the total of all post-petition liabilities and allowed claims (ASC 852-10-45-19). Further, the acquisition method of accounting does not apply to HHC at emergence because the criteria for application of the acquisition method of accounting, specifically, a transaction or event yielding a change of control, that is, a business combination, has not occurred. Since the provisions of the Plan provide that the Distribution occurs such that all members with each class of equity are treated equally, the Distribution is treated as a pro-rata spin-off and such non-monetary transaction is accounted for at the recorded or historical carrying values (ASC 505-60 and ASC 845-10-30-10).

In addition to the impact of the debt and equity recapitalization events described above, the significant transactions included in this pro forma balance sheet also occurred on the Effective Date in accordance with the Plan, and will be recorded by GGP, and/or HHC, as applicable in the fourth quarter of 2010.

THE HOWARD HUGHES CORPORATION

	September 30, 2010
	Historical	Adjustments	Footnote	Pro forma
	(In thousands)
Assets:
Investment in real estate:
Net property and equipment	$813,396	$—		$813,396
Investment in and loans to/from Real Estate Affiliates	146,537	—		146,537
Investment property and property held for development and sale	1,775,904	—		1,775,904
Net investment in real estate	2,735,837	—		2,735,837
Cash and cash equivalents	2,811	253,303	(1) (2)	256,114
Accounts and notes receivable and deferred expenses, net and prepaid expenses and other assets	153,773	340,105	(3) (4)	493,878
Total assets	$2,892,421	$593,408		$3,485,829

Liabilities and Equity:
Liabilities not subject to compromise:
Mortgages, notes and loans payable	$272,825	$47,951	(5) (6)	$320,776
Deferred tax liabilities	715,516	(537,912)	(7)	177,604
Accounts payable and accrued expenses	225,883	13,821	(5) (8)	239,704
Liabilities not subject to compromise	1,214,224	(476,140)		738,084
Liabilities subject to compromise	138,093	(138,093)	(5)	—
Total liabilities	1,352,317	(614,233)		738,084
Equity:
			(1) (2) (3)
			(4) (5) (6)
Total equity	1,540,104	1,207,641	(7) (8)	2,747,745
Total liabilities and equity	$2,892,421	$593,408		$3,485,829

Notes to Pro Forma Condensed Combined Balance Sheet

(1) Reflects the initial $250 million investment by the Plan Sponsors (approximately 5,250,000 shares of our common stock).

(2) Reflects the withdrawal by GGP of all permitted cash or cash equivalent balances from the HHC Accounts totaling $2.8 million, excluding $6.1 million of net proceeds from sales at our Summerlin Master Planned Community closing in October, 2010, in accordance with the Separation Agreement.

(3) Reflects the right to receive payments approximating the capital lease revenue that GGP receives from the Arizona 2 Office in Phoenix, Arizona totaling $31.4 million in accordance with the Plan.

(4) Reflects establishment of the Tax Indemnity Cap of $303.8 million based upon our current estimates of the components of the Indemnity Cap in the Investment Agreements (See Note 5- Income Taxes). Also includes the establishment of an obligation of GGP to pay up to $5.0 million of pre-petition liabilities.

(5) Reflects the reclassification of $64.0 million of mortgages, notes and loans payable and $74.1 million of accounts payable and accrued expenses subject to compromise to the appropriate categories of liabilities not subject to compromise. The adjustment also eliminates $27.7 million of pre-petition mechanics and materialmens’ liens payable included in the historical combined balance sheet because any remaining amounts due relating to these liabilities at the Effective Date were retained by GGP in accordance with the Plan. The amount of liens to be retained by GGP at emergence was substantially lower than the historical amount at September 30, 2010 due to settlement activity since such date.

(6) Reflects the prepayment of a portion of the loan obligation on the 110 N. Wacker property totaling $16.0 million by GGP.

THE HOWARD HUGHES CORPORATION

(7) Reflects an adjustment of $537.9 million for the re-measurement of the deferred tax liability utilizing the pro forma carrying amounts of HHC assets and liabilities, and the current taxable and non-taxable entities to be held by HHC.

(8) Reflects the settlement/or conversion to equity of intercompany balances in accordance with the Separation Agreement.

Accounting for Reorganization

The accompanying combined financial statements and the combined condensed financial statements of the HHC Debtors presented below have been prepared in accordance with GAAP related to financial reporting by entities in reorganization under the Bankruptcy Code, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Such accounting guidance also provides that if a debtor, or group of debtors, has significant combined assets and liabilities of entities which have not sought Chapter 11 bankruptcy protection, the debtors and non-debtors should continue to be combined. However, separate disclosure of financial statement information solely relating to the debtor entities should be presented. Therefore, the combined condensed financial statements presented below solely reflect the financial position and results of operations for the HHC Debtors which had not emerged from bankruptcy as of September 30, 2010.

Unaudited Combined Condensed Balance Sheets

	September 30, 2010	December 31, 2009
	(In thousands)
Net investment in real estate	$1,783,738	$1,805,287
Cash and cash equivalents	1,087	1,285
Accounts and notes receivable, net	4,911	7,488
Other	114,014	111,213
Total assets	$1,903,750	$1,925,273

Liabilities not subject to compromise:
Deferred tax liabilities	$759,311	$827,264
Accounts payable and accrued expenses	212,665	121,247
Liabilities subject to compromise	138,093	206,952
Equity	793,681	769,810
Total liabilities and equity	$1,903,750	$1,925,273

As described above, certain of the HHC Debtors had emerged from bankruptcy protection as of September 30, 2010. The unaudited combined condensed statements of operations, for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010, as well as the unaudited combined condensed statements of cash flows for the nine months ended September 30, 2010 presented below include the Topco Debtors that are HHC Businesses, and exclude Emerged Debtors.  Since the HHC Debtors commenced their respective Chapter 11 Cases on two different dates in April 2009, the unaudited combined condensed statements of operations and cash flows of the Topco Debtors that are HHC Businesses have been prepared for the period May 1, 2009 to September 30, 2009.

THE HOWARD HUGHES CORPORATION

Unaudited Combined Condensed Statements of Operations

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	May 1, 2009 to September 30, 2009
	(In thousands)
Operating revenues	$14,533	$14,458	$42,198	$24,002
Operating expenses	20,605	21,770	68,320	94,447
Provision for impairment	92	40,582	578	40,816
Operating loss	(6,164)	(47,894)	(26,700)	(111,261)
Interest income, net	1,561	2,367	4,489	3,024
(Provision) for benefit from income taxes	361	9,183	(17,078)	10,139
Equity in income (loss) of Real Estate Affiliates	274	(708)	889	(774)
Reorganization items	(15,328)	(1,866)	(41,428)	(3,883)
Net loss	(19,296)	(38,918)	(79,828)	(102,755)
Allocation to noncontrolling interests	(82)	(52)	(271)	(409)
Net loss attributable to GGP	$(19,378)	$(38,970)	$(80,099)	$(103,164)

Unaudited Combined Condensed Statements of Cash Flows

	Nine Months Ended September 30, 2010	May 1, 2009 to September 30, 2009
	(In thousands)
Net cash used in:
Operating activities	$(198)	$(3,751)
Investing activities	—	—
Financing activities	—	—
Net decrease in cash and cash equivalents	(198)	(3,751)
Cash and cash equivalents, beginning of period	1,285	6,065
Cash and cash equivalents, end of period	$1,087	$2,314

Cash paid for reorganization items	$(1,707)	$—

Classification of Liabilities Not Subject to Compromise

Liabilities not subject to compromise include: (1) liabilities held by HHC Non-Debtors; (2) liabilities incurred after the Petition Date; (3)  pre-Petition Date liabilities the Emerged Debtors expect to pay in full, even though certain of these amounts may not be paid until a plan of reorganization is effective; and (4) liabilities related to pre-petition contracts that affirmatively have not been rejected.

All liabilities incurred by the Debtors prior to the Petition Date other than those specified above are considered liabilities subject to compromise. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the Company’s estimates of known or potential pre-Petition Date claims that are likely to be resolved in connection with the bankruptcy filings. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events.  The amounts subject to compromise consisted of the following items:

	September 30, 2010	December 31, 2009
	(In thousands)
Mortgages and secured notes	$63,951	$133,973
Accounts payable and accrued liabilities	74,142	141,866
Total liabilities subject to compromise	$138,093	$275,839

The classification of liabilities “not subject to compromise” versus liabilities “subject to compromise” is based on currently available information and analysis. Debtors subject to the remaining Chapter 11 Cases had their plans of reorganization confirmed as of October 21, 2010, and the Plan provides that these Debtors will pay 100% of allowed pre-petition liability claims, including those relating to the HHC assets. However, additional analysis remains to be completed and the Bankruptcy Court may be requested to rule on pre-petition liabilities to be allowed and paid pursuant to

THE HOWARD HUGHES CORPORATION

the Plan.  Accordingly, the amounts in these two categories ultimately paid may change.  The amount of any such changes could be significant.

Reorganization Items

Reorganization items under the Chapter 11 Cases are expense or income items that were incurred or realized by the HHC Debtors as a result of the Chapter 11 Cases and are presented separately in the Combined Statements of Loss and Comprehensive Loss and in the combined condensed statements of operations of the HHC Debtors presented above. These items include professional fees and similar types of expenses and gains and interest earned on cash accumulated by the HHC Debtors, all as a result of the Chapter 11 Cases.  Reorganization items specific to the HHC Businesses have been allocated to us and have been reflected in our combined financial statements and in the tables presented below.

The key employee incentive program (the “KEIP”) was intended to retain certain key employees of GGP during the pendency of the Chapter 11 Cases and provided for payment (in two installments) to these GGP employees upon successful emergence from bankruptcy.  The first KEIP payment was made on November 12, 2010. As certain of these employees became our employees on the Effective Date, a portion of the KEIP has been deemed to relate to us and therefore, we are recognizing our estimated KEIP expense in the period from the date the KEIP was approved by the Bankruptcy Court to November 9, 2010, our date of emergence from bankruptcy.  We accrued a liability for the KEIP in Accounts payable and accrued expenses on the Combined Balance Sheets of $11.7 million as of September 30, 2010 and $2.3 million as of December 31, 2009.  In addition, we recognized the resulting expense in Reorganization items on the Combined Statements of Loss and Comprehensive Loss of $3.6 million for the three months ended September 30, 2010 and $9.4 million for the nine months ended September 30, 2010.  No expense was recognized during the nine months ended September 30, 2009 as the KEIP was approved by the Bankruptcy Court in October 2009.

Reorganization items are as follows:

Reorganization Items	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(In thousands)
Gains on liabilities subject to compromise - vendors (1)	$(216)	$(138)	$(498)	$(214)
Gains on liabilities subject to compromise, net - mortgage debt (2)	(2,747)	(46)	(2,382)	(46)
Interest income (3)	(13)	(2)	(14)	(3)
U.S. Trustee fees (4)	142	93	412	93
Restructuring costs (5)	19,349	1,907	45,611	4,001
Total reorganization items	$16,515	$1,814	$43,129	$3,831

(1)   This amount includes gains from repudiation, rejection or termination of contracts or guarantee of obligations.  Such gains reflect agreements reached with certain critical vendors, which were authorized by the Bankruptcy Court and for which payments on an installment basis began in July 2009.

(2)   Such net gains include the Fair Value adjustments of mortgage debt relating to entities that emerged from bankruptcy.

(3)   Interest income primarily reflects amounts earned on cash accumulated as a result of our Chapter 11 cases.

(4)   Estimate of fees due remains subject to confirmation and review by the Office of the United States Trustee (“U.S. Trustee”).

(5)   Restructuring costs primarily include professional fees incurred related to the bankruptcy filings, our allocated share of the estimated KEIP payment, finance costs incurred by the Emerged Debtors and the write off of unamortized deferred finance costs related to the Emerged Debtors.

Impairment

Properties, developments in progress and land held for development or redevelopment, including assets to be sold after such development or redevelopment

GAAP related to the accounting for the impairment or disposal of long-lived assets requires that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its Fair Value (defined in Fair Value Measurements below). We review our combined and uncombined real estate

THE HOWARD HUGHES CORPORATION

assets, including operating properties, land held for development and sale and developments in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Impairment indicators for our Master Planned Communities segment (defined in Note 10) are assessed separately for each community and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future sales.

Impairment indicators for our Strategic Development segment (defined in Note 10) are assessed separately for each property and include, but are not limited to, significant decreases in comparable property sale prices, in real estate property net operating income and occupancy percentages.

Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development, and developments in progress are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects.

If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flows.  The cash flow estimates used both for determining recoverability and estimating Fair Value are inherently judgmental and reflect current and projected trends in development costs, land sales prices, rental, occupancy and capitalization rates, and estimated holding periods for the applicable assets.  Although the estimated Fair Value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary; the excess of the carrying amount of the asset over its estimated Fair Value is expensed to operations.  In addition, the impairment provision is allocated proportionately to reduce the carrying amount of the asset.  The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

We recorded impairment charges related to our properties held for development, redevelopment and sale and developments in progress of $0.1 million and $0.6 million for the three and nine months ended September 30, 2010 and $40.6 million and $180.8 million for the three and nine months ended September 30, 2009, respectively, as presented in the General section below.  All of these impairment charges are included in provisions for impairment in our combined financial statements.

Investment in Real Estate Affiliates

In accordance with GAAP related to the equity method of accounting for investments, a series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the Real Estate Affiliates has occurred which is other-than-temporary. The investment in each of the Real Estate Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other than temporary. Accordingly, in addition to the property-specific impairment analysis that we perform on the investment properties, land held for development and sale and developments in progress owned by such joint ventures (as part of our investment property impairment process described above), we also considered the ownership and distribution preferences and limitations and rights to sell and repurchase our ownership interests. Based on such evaluations, no provisions for impairment were recorded for the three and nine months ended September 30, 2010 and 2009 related to our investments in Real Estate Affiliates.  See Note 3 for further disclosure of the provisions for impairment related to certain properties within our Real Estate Affiliates.

General

Although all of the properties in our Master Planned Communities segment and two of our operating properties in our Strategic Development segment had impairment indicators and carrying values in excess of estimated Fair Value at September 30, 2010, aggregate undiscounted cash flows for such master planned communities properties and the two strategic development properties exceeded their respective aggregate book values. Based on the Company’s plans with respect to those properties, we believe that the carrying amounts are recoverable and therefore, under applicable GAAP guidance, no additional impairments were taken.  Nonetheless, if our plans regarding our assets change, additional impairment charges in the future could result.    In addition, we have a new Board of Directors and a new HHC management team, a group independent of GGP, as of the Effective Date, and our ability to execute our long-term development strategies will be dependent upon our ability to generate cash flows and additional capital as a separate, publicly-traded company.  Such new

THE HOWARD HUGHES CORPORATION

board and management team may change existing plans for the assets, which may result in future impairment provisions being required. Therefore, we can provide no assurance that material impairment charges with respect to our properties held for development, redevelopment and sale and development in progress and our investment in Real Estate Affiliates will not occur in future periods.  Accordingly, we will continue to monitor circumstances and events in future periods to determine whether additional impairments are warranted.

Impaired Asset	Location	Method of Determining Fair Value	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
			(In thousands)

Strategic Development:
Various pre-development costs		(2)	$92	$578

Impaired Asset	Location	Method of Determining Fair Value	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
			(In thousands)
Master Planned Communities:
Maryland- Fairwood Community	Columbia, MD	Projected sales price analysis (1) (3)	$—	$52,767

Strategic Development:
Allen	Allen, TX	Projected sales price analysis (1) (3)	—	24,166
Nouvelle at Natick	Natick, MA	Discounted cash flow analysis (3)	—	55,923
Redlands Promenade	Redlands, CA	Projected sales price analysis (1) (3)	—	6,667
The Village at Redlands	Redlands, CA	Projected sales price analysis (1) (3)	5,492	5,492
Kendall	Miami, FL	Projected sales price analysis (1) (3)	35,090	35,090
Various pre-development costs		(2)	—	657
Total Strategic Development			40,582	127,995
Total Provisions for impairment			$40,582	$180,762

(1)          Projected sales price analysis incorporates available market information and other management assumptions.

(2)          Related to the write down of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated.

(3)          These impairments were primarily driven by the carrying value of the assets, including costs expected to be incurred, not being recoverable by the projected sales price of such assets.

Fair Value Measurements

Fair Value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

The accounting principles for Fair Value measurements establish a three-tier Fair Value hierarchy, which prioritizes the inputs used in measuring Fair Value.  These tiers include:

•                  Level 1 - defined as observable inputs such as quoted prices for identical assets or liabilities in active markets;

•                  Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•                  Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The asset or liability Fair Value measurement level within the Fair Value hierarchy is based on the lowest level of any input that is significant to the Fair Value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  Any Fair Values utilized or disclosed in our combined financial statements were developed for the purpose of complying with the accounting principles established for Fair Value measurements.  The Fair Values of our assets or liabilities for enterprise value in our

THE HOWARD HUGHES CORPORATION

Chapter 11 Cases or as a component of our reorganization plan (see Note 1) reflected differing assumptions and methodologies. These estimates were subject to a number of approvals and reviews and therefore may have been materially different.

The following table summarizes our significant assets that were measured at Fair Value on a nonrecurring basis as of September 30, 2009.

			Significant		Total (Loss) Gain
	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(In thousands)
Village at Redlands	$7,500	$—	$—	$7,500	$(5,492)	$(5,492)
Allen	29,511	—	29,511	—	—	(24,166)
Redlands Promenade	6,727	—	—	6,727	—	(6,667)
Kendall	13,931	—	—	13,931	(35,090)	(35,090)
Maryland - Fairwood Community	12,629	—	12,629	—	—	(52,767)
Nouvelle At Natick (1)	64,661	—	—	64,661	—	(55,923)
Total	$134,959	$—	$42,140	$92,819	$(40,582)	$(180,105)

(1) The Fair Value is based on estimated sales value.

Fair Value of Financial Instruments

The Fair Values of our financial instruments approximate their carrying amount in our financial statements except for debt.  GAAP guidance requires that management estimate the Fair Value of our debt. However, as a result of the HHC Debtors Chapter 11 cases, the Fair Value for the outstanding debt that is included in liabilities subject to compromise in our Combined Balance Sheets cannot be reasonably determined at September 30, 2010 as the Plan was not effective as of such date.  Such debt will be adjusted to Fair Value on the Effective Date, with such adjustment not expected to be material.  For the $272.8 million of mortgages, notes and loans payable outstanding that are not subject to compromise at September 30, 2010, management’s required estimates of Fair Value are presented below.  This Fair Value was estimated solely for financial statement reporting purposes and should not be used for any other purposes, including to estimate the value of any of the Company’s securities or to estimate the appropriate interest rate for consensual and non-consensual restructuring of secured debt in our Chapter 11 Cases. We estimated the Fair Value of this debt based on quoted market prices for publicly-traded debt, recent financing transactions (which may not be comparable), estimates of the Fair Value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds and US treasury obligation interest rates, and on the discounted estimated future cash payments to be made on such debt.  The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed, or, in the case of the debt of the Emerged Debtors, recorded due to GAAP bankruptcy emergence guidance.  Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated Fair Value of any of such debt could be realized by immediate settlement of the obligation.

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$207,117	$221,722	$208,860	$205,406
Variable-rate debt	65,708	66,207	—	—
	$272,825	$287,929	$208,860	$205,406

Revenue Recognition and Related Matters

Revenues from land sales are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and our subsequent involvement with the land sold are met.  Criteria include the consummation of the sale, demonstration of the collectability of the sales price, the transfer of usual risks and

THE HOWARD HUGHES CORPORATION

rewards of ownership to the buyer and absence of substantial continuing involvement from the seller.  Revenues relating to transactions that do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances.  Revenues and cost of sales are recognized on a percentage of completion basis for land sale transactions in which we are required to perform additional services and incur significant costs after title has passed.

Nouvelle at Natick is a 215 unit residential condominium project, located in Natick, Massachusetts.  Pursuant to the Plan, only the unsold units at Nouvelle at Natick on the Effective Date were distributed to us and no deferred revenue or sales proceeds from unit closings prior to the Effective Date were allocated to us.  As of the Effective Date, 60 units were unsold at Nouvelle at Natick, six of which were under contract to close at various dates subsequent to the Effective Date through January 2011.  Income related to unit sales subsequent to the Effective Date is expected to be accounted for on the full accrual method on a unit by unit basis.

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties.

Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $2.5 million as of September 30, 2010 and $3.2 million as of December 31, 2009, are included in Accounts and notes receivable, net in our combined financial statements.  Percentage rent in lieu of fixed minimum rent received from tenants was $0.8 million and $2.6  million for the three and nine months ended September 30, 2010 and $0.7 million and $2.3 million for the three and nine months ended September 30, 2009, and is included in Minimum Rents in our combined financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, impairment of long-lived assets, Fair Value of debt of the Emerged Debtors and cost ratios and completion percentages used for land sales. Actual results could differ from these and other estimates.

Earnings Per Share (“EPS”)

Presentation of EPS information is not applicable as all of our common stock, since the date of our formation on July 1, 2010, is owned by GGP.

Debt Market Rate Adjustments

We record market rate adjustments related to our mortgages, notes and loans payable primarily for debt held by the HHC Debtors upon emergence from bankruptcy.  Such debt market rate adjustments are recorded based on the estimated Fair Value of the debt at the time of emergence and are recorded within mortgages, notes and loans payable on our Combined Balance Sheets.  The debt market rate adjustments are amortized as interest expense over the remaining term of the loans using the effective interest method.

NOTE 2         INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes our intangible assets and liabilities:

THE HOWARD HUGHES CORPORATION

	Gross Asset (Liability)	Accumulated (Amortization) / Accretion	Net Carrying Amount
	(In thousands)
As of September 30, 2010
Tenant leases:
In-place value	$11,824	$(10,092)	$1,732
Above-market	1,820	(1,634)	186
Below-market	(78)	73	(5)
Ground leases:
Above-market	(16,968)	2,778	(14,190)
Below-market	23,096	(1,993)	21,103

As of December 31, 2009
Tenant leases:
In-place value	$13,063	$(10,875)	$2,188
Above-market	2,323	(1,883)	440
Below-market	(86)	72	(14)
Ground leases:
Above-market	(16,968)	2,425	(14,543)
Below-market	23,096	(1,739)	21,357

The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Combined Balance Sheets. The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses (Note 7) in our Combined Balance Sheets.  The decrease in the gross asset (liability) accounts at September 30, 2010 compared to December 31, 2009 is primarily due to the write-off of fully amortized assets and liabilities in the nine months ended September 30, 2010.

NOTE 3         REAL ESTATE AFFILIATES

We own non-controlling investments in The Woodlands Partnerships and Circle T whereby, generally, we share in the profits and losses, cash flows and other matters relating to our investments in such Real Estate Affiliates in accordance with our respective ownership percentages. Our unaffiliated joint venture partners manage the properties owned by these joint ventures. As we have joint interest and control of these ventures with our venture partners, we account for these joint ventures using the equity method.

As of September 30, 2010, approximately $372.4 million of indebtedness was secured by the properties owned by our Real Estate Affiliates, our share of which was approximately $195.5 million.  There can be no assurance that we will be able to refinance or restructure such debt (including the $9.6 million of debt maturing in 2010 and $184.4 million of debt maturing in 2011) on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

Condensed Combined Financial Information of Certain Real Estate Affiliates

As The Woodlands Partnerships and Circle T are accounted for on the equity method, the following summarized financial information as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009 is presented below:

THE HOWARD HUGHES CORPORATION

	September 30,	December 31,
	2010	2009
	(In thousands)
Condensed Combined Balance Sheets - Real Estate Affiliates
Assets:
Land	$31,077	$31,077
Buildings and equipment	239,696	207,051
Less accumulated depreciation	(79,557)	(73,866)
Developments in progress	26,490	55,996
Net property and equipment	217,706	220,258
Investment property and property held for development and sale	242,746	266,253
Net investment in real estate	460,452	486,511
Cash and cash equivalents	47,970	35,569
Accounts and notes receivable, net	57,751	66,460
Deferred expenses, net	1,291	1,189
Prepaid expenses and other assets	66,529	40,561
Total assets	$633,993	$630,290

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$372,385	$377,964
Accounts payable, accrued expenses and other liabilities	110,657	107,700
Owners’ equity	150,951	144,626
Total liabilities and owners’ equity	$633,993	$630,290

Investment in Real Estate Affiliates, Net:
Owners’ equity	$150,951	$144,626
Less joint venture partners’ equity	(72,152)	(69,147)
Capital or basis differences and loans	67,738	65,079

Investment in Real Estate Affiliates, net	$146,537	$140,558

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Condensed Combined Statements of Income - Real Estate Affiliates
Revenues:
Minimum rents	$2,563	$5,546	$7,104	$16,339
Land sales	20,617	14,858	70,088	50,134
Other	13,417	12,390	43,596	46,397
Total revenues	36,597	32,794	120,788	112,870

Expenses:
Real estate taxes	503	373	1,489	1,097
Property maintenance costs	454	713	922	1,933
Other property operating costs	14,281	16,027	42,827	54,843
Land sales operations	17,376	11,856	55,020	39,456
Depreciation and amortization	1,976	1,988	5,652	5,819
Total expenses	34,590	30,957	105,910	103,148
Operating income	2,007	1,837	14,878	9,722

Interest income	627	107	1,966	457
Interest expense	(2,943)	(1,682)	(8,575)	(5,034)
Provision for income taxes	448	239	(689)	109
Net income attributable to joint venture partners	$139	$501	$7,580	$5,254

Equity In Income of Real Estate Affiliates:
Net income attributable to joint venture partners	$139	$501	$7,580	$5,254
Less joint venture partners’ share of income	(70)	(234)	(3,604)	(2,489)
Amortization of capital or basis differences	1,153	(2,271)	2,418	(648)
Equity in income (loss) of Real Estate Affiliates	$1,222	$(2,004)	$6,394	$2,117

THE HOWARD HUGHES CORPORATION

NOTE 4         MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$271,068	$342,833

Variable-rate debt:
Collateralized mortgages, notes and loans payable	65,708	—
Total mortgages, notes and loans payable	336,776	342,833
Less: Mortgages, notes and loans payable subject to compromise	(63,951)	(133,973)
Total mortgages, notes and loans payable not subject to compromise	$272,825	$208,860

As described in Note 1, on April 16 and 22, 2009, the Debtors filed voluntary petitions for relief under Chapter 11, which triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the debtor’s estate. Absent an order of the Bankruptcy Court, these pre-petition liabilities are subject to settlement under a plan of reorganization, and therefore are presented as Liabilities subject to compromise on the Combined Balance Sheets as of September 30, 2010 and December 31, 2009.  Of the total amount of debt presented above, $272.8 million and $208.9 million is not subject to compromise, consisting of the collateralized mortgages of the HHC Debtors that have emerged from bankruptcy as of September 30, 2010 and December 31, 2009, respectively, and the debt of the HHC Non-Debtors.

As of December 31, 2009, as described in Note 1, plans of reorganization for the Emerged Debtors, with approximately $146.8 million of mortgage debt, had been declared effective. The Emerged Plans for such Emerged Debtors provided for, in exchange for payment of certain extension fees and cure of previously unpaid amounts due on the applicable mortgage loans (primarily, principal amortization otherwise scheduled to have been paid since the Petition Date), the extension of the secured mortgage loans at previously existing non-default interest rates.  In addition, one HHC Debtor emerged from bankruptcy in July 2010.  The interest rate on this loan, with a carrying amount of $65.7 million, changed from a fixed rate of 5.523% to a floating rate of LIBOR (such LIBOR rate no lower than 1.0%) plus 2.50%, capped at 5.523%, and the maturity date was extended by five years to October, 2016.  As a result of the extensions, weighted average remaining duration of the secured loans associated with these properties is 5.27 years as of September 30, 2010. In conjunction with these extensions, certain financial and operating covenants and guarantees were created or reinstated.

With respect to the loans of the HHC Debtors that remain in bankruptcy at September 30, 2010, we are currently recognizing interest expense based on contract rates in effect prior to bankruptcy as the Bankruptcy Court has ruled that interest payments based on such contract rates constitute adequate protection to the secured lenders.  The debt that remains subject to compromise at September 30, 2010 was reinstated pursuant to the Plan.

The weighted average interest rate on our mortgages, notes and loans payable was 5.14% and 5.54% at September 30, 2010 and December 31, 2009, respectively. The interest rate used in the calculation at September 30, 2010 for the loan that converted to a variable rate in July, 2010 was 3.50%.

Collateralized Mortgages, Notes and Loans Payable

As of September 30, 2010, $337.1 million of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain of these properties are cross-collateralized with other properties.  Substantially all of the $336.8 million of fixed and variable rate secured mortgage notes and loans payable are non-recourse.  In addition, certain mortgage loans as of September 30, 2010 contain other credit enhancement provisions which have been provided by the TopCo Debtors. These security or credit enhancement provisions were modified pursuant to the Plan, including, among other things, to substitute us for GGP as guarantor for certain HHC Debtor mortgage loans.  Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $66.0 million as of September 30, 2010 and $76.5 million as of December 31, 2009. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

THE HOWARD HUGHES CORPORATION

NOTE 5         INCOME TAXES

Although GGP operated as a REIT prior to the Effective Date, certain of the HHC Businesses operated as taxable REIT subsidiaries.  After the Effective Date, we will not elect to be treated as a REIT and thus will generally be taxed as a C corporation.  However, one of our combined entities, Victoria Ward, Ltd. (“Ward”, substantially all of which is owned by us) elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year beginning January 1, 2002 and currently intends to maintain REIT status and operate as a REIT after the Effective Date.  To qualify as a REIT, Ward must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of its ordinary taxable income and to distribute to stockholders or pay tax on 100% of capital gains and to meet certain asset and income tests.  Ward has satisfied such REIT distribution requirements for 2009 and we intend to satisfy such requirements for 2010.

The most significant component of the deferred tax liability is associated with the master planned communities and largely attributable to the difference between the basis and value determined as of the date of the acquisition by the Predecessors of The Rouse Company (“TRC”) in 2004 adjusted for sales that have occurred since that time.  The cash cost and timing of payment related to this deferred tax liability is dependent upon the sales price of future land sales and the method of accounting used for income tax purposes.  The deferred tax liability also includes an amount related to deferred income reflecting the difference between the income tax method of accounting and the financial statement method of accounting for prior sales of land in our master planned communities.

Unrecognized tax benefits recorded pursuant to uncertain tax positions were $124.9 million and $57.0 million as of September 30, 2010 and December 31, 2009, respectively, excluding interest, of which none would impact our future tax rate as of September 30, 2010 and December 31, 2009. Accrued interest related to these unrecognized tax benefits amounted to $27.5 million as of September 30, 2010 and $9.1 million as of December 31, 2009. We recognized an increase of interest expense related to the unrecognized tax benefits of $2.6 million for the three months ended September 30, 2010; $18.3 million for the nine months ended September 30, 2010; zero for the three months ended September 30, 2009 and $1.0 million for the nine months ended September 30, 2009.

Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2009 and are open to audit by state taxing authorities for the years ending December 31, 2004 through 2009.

Two of our subsidiaries are being audited by the IRS for the years ended December 31, 2007 and December 31, 2008, and in connection with such audits, the IRS has proposed changes resulting in $148.2 million of additional tax. We have disputed the proposed changes and it is the Company’s position that the tax law in question has been properly applied and reflected in the 2007 and 2008 returns for these two subsidiaries.  We rejected a settlement offer from the IRS and cannot predict when these audits will be resolved.  We have previously provided for the additional taxes sought by the IRS, through our uncertain tax position liability or deferred tax liabilities.  Although we believe our tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns.  In the opinion of management, we have made adequate tax provisions for the years subject to examination. In addition, pursuant to the Tax Matters Agreement, we have agreed with GGP that interest and penalties, if any, that are ultimately due related to this matter will remain a GGP obligation.

Based on our assessment of the expected outcome of these examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at September 30, 2010. A material change in unrecognized tax benefits could have a material effect on our statements of income and comprehensive income. As of September 30, 2010, there are not any unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.

Pursuant to the Investment Agreements, reorganized GGP will indemnify us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we and our subsidiaries become subject, in each case solely to the extent attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010, in an amount up to the Indemnity Cap.  The Indemnity Cap is calculated as the lesser of $303.75 million and the Excess Surplus Amount.  The Excess Surplus Amount is determined using a complex formula described in the Investment Agreements.  Due to,

THE HOWARD HUGHES CORPORATION

among other things, the completion of an approximate $2.0 billion common stock offering by GGP on November 19, 2010, the Indemnity Cap will equal $303.75 million.  Such Indemnity Cap is not reflected as an asset of the Company at September 30, 2010.

NOTE 6         TRANSACTIONS WITH GGP AND OTHER GGP SUBSIDIARIES

Intercompany Transactions

As described in Note 1, the accompanying combined financial statements present the operations of the HHC Businesses as carved-out from the consolidated financial statements of GGP. Transactions between the HHC Businesses have been eliminated in the combined presentation. Also as described in Note 1, an allocation of certain centralized GGP costs incurred for activities such as employee benefit programs, property management and asset management functions, centralized treasury, payroll and administrative functions has been made to the property operating costs of HHC Businesses.  Accordingly, transactions between the HHC Businesses and GGP or other GGP subsidiaries have not been eliminated except that end-of-period intercompany balances between GGP and the HHC Businesses have been considered elements of HHC equity.

Incentive Stock Plans

Prior to the Chapter 11 Cases, the Predecessors granted qualified and non-qualified stock options and restricted stock to certain GGP officers and key employees whose compensation costs related specifically to our assets.  Accordingly, stock-based compensation costs pertaining to such employees have been reflected in our combined financial statements for the applicable periods.  A similar stock option and restricted stock plan is in place for our employees after the Effective Date.

Pursuant to the Plan, each outstanding option to acquire shares of GGP stock (the ‘‘GGP Option’’) was converted into (i) an option to acquire the same number of shares of common stock of reorganized GGP and (ii) a separate option to acquire approximately 0.098344 shares of our common stock (the ‘‘HHC Option’’) for each existing option for one share of GGP common stock. The replacement options generally have the same terms and conditions as the outstanding GGP Options with the exercise price adjusted for the conversion ratio of GGP common stock to HHC common stock and the relative trading values of such common stock. As of the Effective Date, 507,307 shares of common stock were issuable upon exercise of the HHC Options.

Notwithstanding the foregoing, pursuant to the terms of GGP’s 1998 Incentive Stock Plan, holders of any outstanding GGP Option issued thereunder shall have the right to elect, within sixty days after the Effective Date, to surrender such option as of the Effective Date for a cash payment.  Accordingly, the number of shares of HHC common stock that will be issuable as a result of converted GGP options will be less than 507,307 shares to the extent such alternative is elected.

Stock-Based Compensation Expense

The Predecessors evaluated stock-based compensation expense in accordance with GAAP related to share-based payments, which requires companies to estimate the Fair Value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of an award to our employees that is ultimately expected to vest is recognized as expense over the requisite service periods in the Combined Statements of Loss and Comprehensive Loss.  The compensation expense for employees specifically attributed to the HHC Businesses have been included in the accompanying combined financial statements.

NOTE 7         OTHER ASSETS AND LIABILITIES

The following table summarizes the significant components of prepaid expenses and other assets.

THE HOWARD HUGHES CORPORATION

	September 30,	December 31,
	2010	2009
	(In thousands)
Special Improvement District receivable	$48,584	$48,713
Receivables - other	29,764	37,355
Prepaid expenses	16,850	9,465
Below-market ground leases (Note 2)	21,103	21,357
Security and escrow deposits	6,589	9,487
Taxes receivable	5,208	—
Other	4,726	8,668
	$132,824	$135,045

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities.

	September 30,		December 31,
	2010		2009
	(In thousands)
Uncertain tax position liability	$152,400		$66,129
Construction payable	44,063		108,437
Payables to GGP	32,639		30,359
Accounts payable and accrued expenses	19,525		23,087
Above-market ground leases (Note 2)	14,190		14,543
Deferred gains/income	6,458		9,045
Accrued interest	6,286		3,816
Accrued real estate taxes	6,239		4,548
Tenant and other deposits	4,240		4,322
Insurance reserve	4,192		5,640
Accrued payroll and other employee liabilities	2,452		2,754
Other	7,341		3,377
Total accounts payable and accrued expenses	300,025		276,057
Less: amounts subject to compromise (Note 1)	(74,142	)*	(141,866)
Accounts payable and accrued expenses not subject to compromise	$225,883		$134,191

* As of the Effective Date, accounts payable and accrued expenses subject to compromise were substantially paid pursuant to the Plan.  In addition, pursuant to the Separation Agreement, certain remaining construction payables remained a GGP obligation after the Effective Date.

NOTE 8         COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our combined financial position, results of operations or liquidity.

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $0.9 million for the three months ended September 30, 2010; $2.2 million for the nine months ended September 30, 2010; $0.5 million for the three months ended September 30, 2009 and $2.1 million for the nine months ended September 30, 2009.  The same rent expense excluding amortization of above and below-market ground leases and straight-line rents was $0.9 million for the three months ended September 30, 2010; $2.2 million for the nine months ended September 30, 2010; $0.6 million for the three months ended September 30, 2009 and $2.1 million for the nine months ended September 30, 2009.

See Note 5 for our obligations related to uncertain tax positions for disclosure of additional contingencies.

THE HOWARD HUGHES CORPORATION

Contingent Stock Agreement

In conjunction with GGP’s acquisition of The Rouse Company (“TRC”) in November 2004, GGP assumed TRC’s obligations under the Contingent Stock Agreement, (the “CSA”). TRC entered into the CSA in 1996 when it acquired The Hughes Corporation (“Hughes”). This acquisition included various assets, including Summerlin (the “CSA Assets”), a development in our Master Planned Communities segment.  The CSA was an unsecured obligation of GGP and therefore GGP’s obligations to the former Hughes owners or their successors (the “Beneficiaries”) under the CSA was subject to treatment in accordance with the Plan.

The Plan provides that the final payment and settlement of all other claims under the CSA will be a total of $230 million (down from the $245 million estimate at December 31, 2009), and such amount will be distributed by GGP after the Effective Date.  Accordingly, during 2010, we reduced our carrying value of the CSA assets, and the related GGP equity, by $15 million for this revised estimate.

NOTE 9         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 12, 2009, the FASB issued new generally accepted accounting guidance that amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities and enterprises currently within the scope of the previous guidance and were effective on January 1, 2010.  We have adopted this new pronouncement and it did not have a material impact on our combined financial statements.

NOTE 10       SEGMENTS

We have two business segments which offer different products and services. Our segments are managed separately because each requires different operating strategies or management expertise.  We do not distinguish or group our combined operations on a geographic basis.  Further, all operations are within the United States and no customer or tenant comprises more than 10% of combined revenues. Our reportable segments are as follows:

•                  Master Planned Communities (“MPC”) - includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas

•                  Strategic Development - includes all properties held for development and redevelopment, including the current rental property operations (primarily retail and other interests in real estate at such locations) as well as our one residential condominium project located in Natick (Boston), Massachusetts

The operating measure used to assess operating results for the business segments is adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”).  Adjusted EBITDA also excludes reorganization items, strategic initiatives, provisions for impairment and allocation to noncontrolling interest and, accordingly, management believes that Adjusted EBITDA provides useful information about a business segment’s or property’s operating performance.

The accounting policies of the segments are the same as those described in Note 1, except that we report the operations of our Real Estate Affiliates using the proportionate share method rather than the equity method.  Under the proportionate share method, our share of the revenues and expenses of our Real Estate Affiliates are aggregated with the revenues and expenses of combined properties. Under the equity method, our share of the net revenues and expenses of our Real Estate Affiliates are reported as a single line item, Equity in income (loss) of Real Estate Affiliates, in our Combined Statements of Loss and Comprehensive Loss. This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings.

THE HOWARD HUGHES CORPORATION

The total cash expenditures for additions to long-lived assets for the Master Planned Communities segment was $39.1 million for the nine months ended September 30, 2010 and $33.4 million for the nine months ended September 30, 2009. Similarly, cash used for long-lived assets for the Strategic Development segment were $71.1 million for the nine months ended September 30, 2010 and $23.8 million for the nine months ended September 30, 2009. Such amounts for the Master Planned Communities segment and the Strategic Development segment are included in the amounts listed as Land/residential development and acquisitions expenditures and Development of real estate and property additions/improvements, primarily previously accrued, respectively, in our Combined Statements of Cash Flows.

THE HOWARD HUGHES CORPORATION

Segment operating results are as follows:

	Three Months Ended September 30, 2010
	Combined	Real Estate	Segment
	Properties	Affiliates	Basis
	(In thousands)
Master Planned Communities
Land sales	$10,034	$10,824	$20,858
Land sales operations	(10,057)	(8,080)	(18,137)
Master Planned Communities Adjusted EBITDA	(23)	2,744	2,721

Strategic Development
Property revenues:
Minimum rents	16,349	1,345	17,694
Tenant recoveries	4,637	—	4,637
Overage rents	826	—	826
Other	614	7,044	7,658
Total property revenues	22,426	8,389	30,815
Property operating expenses:
Real estate taxes	4,131	264	4,395
Property maintenance costs	1,484	238	1,722
Marketing	248	—	248
Other property operating costs	8,746	7,495	16,241
Provision for doubtful accounts	744	—	744
Property management and other costs	3,467	—	3,467
Total property operating expenses	18,820	7,997	26,817
Strategic Development Adjusted EBITDA	3,606	392	3,998
Total Segments Adjusted EBITDA	$3,583	$3,136	$6,719

	Three Months Ended September 30, 2009
	Combined	Real Estate	Segment
	Properties	Affiliates	Basis
	(In thousands)
Master Planned Communities
Land sales	$7,409	$7,800	$15,209
Land sales operations	(8,124)	(8,656)	(16,780)
Master Planned Communities Adjusted EBITDA	(715)	(856)	(1,571)

Strategic Development
Property revenues:
Minimum rents	15,873	2,911	18,784
Tenant recoveries	5,045	—	5,045
Overage rents	615	—	615
Other	1,318	6,505	7,823
Total property revenues	22,851	9,416	32,267
Property operating expenses:
Real estate taxes	3,829	194	4,023
Property maintenance costs	1,389	374	1,763
Marketing	278	—	278
Other property operating costs	9,224	8,414	17,638
Provision for doubtful accounts	—	—	—
Property management and other costs	4,561	—	4,561
Total property operating expenses	19,281	8,982	28,263
Strategic Development Adjusted EBITDA	3,570	434	4,004
Total Segments Adjusted EBITDA	$2,855	$(422)	$2,433

THE HOWARD HUGHES CORPORATION

	Nine Months Ended September 30, 2010
	Combined	Real Estate	Segment
	Properties	Affiliates	Basis
	(In thousands)

Master Planned Communities
Land sales	$22,141	$36,796	$58,937
Land sales operations	(30,654)	(26,821)	(57,475)
Master Planned Communities Adjusted EBITDA	(8,513)	9,975	1,462

Strategic Development
Property revenues:
Minimum rents	50,349	3,729	54,078
Tenant recoveries	13,891	—	13,891
Overage rents	1,738	—	1,738
Other	3,762	22,888	26,650
Total property revenues	69,740	26,617	96,357
Property operating expenses:
Real estate taxes	11,161	781	11,942
Property maintenance costs	4,766	484	5,250
Marketing	755	—	755
Other property operating costs	26,440	22,483	48,923
Provision for doubtful accounts	1,101	—	1,101
Property management and other costs	12,463	—	12,463
Total property operating expenses	56,686	23,748	80,434
Strategic Development Adjusted EBITDA	13,054	2,869	15,923
Total Segments Adjusted EBITDA	$4,541	$12,844	$17,385

	Nine Months Ended September 30, 2009
	Combined	Real Estate	Segment
	Properties	Affiliates	Basis
	(In thousands)
Master Planned Communities
Land sales	$38,843	$26,320	$65,163
Land sales operations	(40,578)	(23,129)	(63,707)
Master Planned Communities Adjusted EBITDA	(1,735)	3,191	1,456

Strategic Development
Property revenues:
Minimum rents	49,390	9,865	59,255
Tenant recoveries	14,827	—	14,827
Overage rents	1,465	—	1,465
Other	855	24,358	25,213
Total property revenues	66,537	34,223	100,760
Property operating expenses:
Real estate taxes	10,111	570	10,681
Property maintenance costs	3,617	1,015	4,632
Marketing	738	—	738
Other property operating costs	25,244	28,811	54,055
Provision for doubtful accounts	1,212	—	1,212
Property management and other costs	12,992	—	12,992
Total property operating expenses	53,914	30,396	84,310
Strategic Development Adjusted EBITDA	12,623	3,827	16,450
Total Segments Adjusted EBITDA	$10,888	$7,018	$17,906

The following reconciles Adjusted EBITDA to GAAP-basis operating loss:

THE HOWARD HUGHES CORPORATION

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Reconciliation of Segment Basis Adjusted EBITDA (“AEBITDA”) and EBITDA to GAAP Net (Loss) Attributable to GGP

AEBITDA	$6,719	$2,433	$17,385	$17,906
Strategic Initiatives	—	(266)	—	(5,380)
Provisions for impairment	(92)	(40,582)	(578)	(180,762)
Debt extinguishment costs	—	—	—	(9)
Reorganization items	(16,515)	(1,814)	(43,129)	(3,831)
EBITDA	(9,888)	(40,229)	(26,322)	(172,076)
Depreciation and amortization	(5,189)	(5,485)	(15,613)	(18,291)
Amortization of deferred finance costs	(149)	(171)	(454)	(723)
Interest income	388	212	1,150	727
Interest expense	(1,929)	(728)	(5,478)	(2,164)
Provision for income taxes	584	22,022	(17,963)	24,867
Allocation to noncontrolling interests	(47)	(35)	(121)	(100)
Net loss attributable to GGP	$(16,230)	$(24,414)	$(64,801)	$(167,760)

The following reconciles segment revenues to GAAP-basis combined revenues:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Reconciliation of Segment Basis Revenues to GAAP Revenues

Master Planned Communities - Total Segment	$20,858	$15,209	$58,937	$65,163
Strategic Development - Total Segment	30,815	32,267	96,357	100,760
Total Segment revenues	51,673	47,476	155,294	165,923
less:
MPC Real Estate Affiliates land sales revenues	(10,824)	(7,800)	(36,796)	(26,320)
Strategic Development Real Estate Affiliates revenues	(8,389)	(9,416)	(26,617)	(34,223)
Total combined revenues - GAAP basis	$32,460	$30,260	$91,881	$105,380

NOTE 11       MANAGEMENT APPOINTMENTS ON NOVEMBER 22, 2010

On November 22, 2010, the Company’s Board of Directors appointed David R. Weinreb as Chief Executive Officer and a director of the Company and Grant Herlitz as President of the Company.  In connection with the officer appointments, the Company entered into employment agreements with Mr. Weinreb and Mr. Herlitz.  In addition, the Company entered into warrant agreements with Mr. Weinreb and Mr. Herlitz pursuant to which (a) Mr. Weinreb purchased a warrant to acquire 2.37 million shares of Company common stock for a purchase price of $15 million and (b) Mr. Herlitz purchased a warrant to acquire 315,731 shares of Company common stock for a purchase price of $2 million.  The warrants have an exercise price of $42.23 per share and became fully vested at the time of purchase.  The warrants will generally become exercisable in November 2016 and will expire in November 2017.

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to numbered Notes are to specific footnotes to our Combined Financial Statements included in this Quarterly Report and which descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Combined Financial Statements and related Notes. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes or in our Form 10.

Forward-looking information

We may make forward-looking statements in this Quarterly Report and in other reports that we file with the SEC. In addition, our senior management may make forward-looking statements orally to analysts, investors, creditors, the media and others.

Forward-looking statements include:

•                  Projections of our revenues, net operating income, earnings per share, Adjusted EBITDA, capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items

•                  Forecasts of our future economic performance

•                  Descriptions of assumptions underlying or relating to any of the foregoing

In this Quarterly Report, for example, we make forward-looking statements discussing our expectations about:

•                  Capital required for our operations and development opportunities for the properties in our Strategic Development segment following the Distribution

•                  Expected performance of our Master Planned Communities segment and other current income producing properties

•                  Future management, liquidity, development opportunities, expenses we expect to incur as a stand-alone entity, development spending and management plans

Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statement often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions.  Forward-looking statements should not be unduly relied upon.  They give our expectations about the future and are not guarantees.  Forward-looking statements speak only as of the date they are made and we might not update them to reflect changes that occur after the date they are made.

There are several factors, many beyond our control, which could cause results to differ materially from our expectations.  Some of these factors are described in our Form 10, which factors are incorporated herein by reference.  Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition.  There are also other factors that we have not described in this Quarterly Report or in our Form 10 that could cause results to differ from our expectations.

Overview — Basis of Presentation

We were formed in July 2010 for the purpose of holding certain assets and assuming certain liabilities of the Predecessors pursuant to the Plan as discussed in Note 1. Following the Distribution, we will operate our business as a stand-alone real estate development company. The financial information included in this Quarterly Report was carved-out from the financial information of GGP, has been presented on a combined basis as the entities presented are under common control and ownership, and only property management and other costs and property specific overhead items, as discussed below, have been allocated or reflected in the accompanying combined financial statements.

The historical combined financial information included in this Quarterly Report does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

•

Prior to the Separation, our business was operated by GGP as part of its broader corporate organization, rather than as a separate, publicly-traded company. GGP or one of its affiliates performed various corporate functions for us, including, but not limited to, property management, human resources, security, payroll and benefits, legal, corporate communications, information services and restructuring and reorganization. Costs of the services that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly our percentage of GGP’s adjusted revenue and assets and the number of properties. Our historical financial results reflect allocations for certain corporate costs and we believe such allocations are reasonable; however, such results do not reflect what our expenses would have been had we been operating as a separate, stand-alone public company.

•

Currently, portions of our business are integrated with the other businesses of GGP. Historically, we have shared economies of scope and scale in costs, employees, vendor relationships and certain customer relationships. While we have entered into a Transition Services Agreement that governs certain commercial and other relationships between us and GGP, those contractual arrangements may not capture the benefits our business has enjoyed as a result of being integrated with GGP. The loss of these benefits of scope and scale may have an adverse effect on our business, results of operations and financial condition following the completion of the Separation.

In addition, GGP operates as a REIT in which our businesses, except for the Master Planned Community segment, are generally exempt from tax. We intend to operate as a taxable corporation subsequent to the Effective Date; other than, one of our subsidiaries, Victoria Ward, Limited, which is and intends to continue to elect REIT status.

We operate our business in two segments: Master Planned Communities and Strategic Development.

Overview—Master Planned Communities Segment

Our Master Planned Communities segment consists of the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Houston, Texas; and Summerlin, Nevada. Residential land sales include standard, custom and high-density parcels. Standard residential lots are designated for detached and attached single- and multi-family homes, ranging from entry-level to luxury homes. At our Summerlin project, certain residential parcels are considered custom lots as their premium price reflects their larger size and other distinguishing features including gated communities, golf course access and higher elevations. Commercial land sales include parcels designated for retail, office, services and other for-profit activities, as well as those parcels designated for use by government, schools and other not-for-profit entities.

On May 10, 2010, certain of the Debtors entered into purchase agreements with two proposed purchasers, Richmond American Homes of Nevada, Inc. (“Richmond”) and PN II, Inc., dba Pulte Homes of Nevada (“Pulte”), for the sale of certain lots in our Summerlin master planned community.  The purchase agreement with Richmond is for parcels comprising 115 and 117 lots representing 32 acres in the aggregate for purchase prices of $8,510,000 and $9,477,000, respectively. The purchase agreement with Pulte is for parcels comprising 109 and 162 lots representing 31.5 acres in the aggregate for purchase prices of $7,739,000 and $12,231,000, respectively.  On October 4, 2010, the applicable Debtors closed on the sale of 50 finished lots to Pulte and 20 finished lots to Richmond with gross purchase prices of $4,219,000 and $2,133,000, respectively.  Pursuant to the Separation Agreement, the net sales proceeds from these October 4 closings were distributed to us on the Effective Date.  Both purchase agreements provide for closings of the remaining lots in stages through 2011.

Based on the results of our evaluations for impairment (Note 1), we recognized no impairment charges related to our Master Planned Communities segment for the nine months ended September 30, 2010 and $52.8 million for the nine months ended September 30, 2009.

The following table summarizes the status of residential and commercial sales for all communities as well as the currently expected sell-out date as of September 30, 2010:

					Projected
					Community
	Remaining Saleable Acres			Redevelopment	Sell-Out
Community	Residential	Commercial	Total	Acres *	Date
Bridgeland	3,964	1,246	5,210	—	2036
Summerlin	6,558	625	7,183	—	2039
The Woodlands	1,048	1,000	2,048	—	2017
Maryland Communities:
Columbia	—	—	—	136	2035
Gateway	—	121	121	—	2013
Emerson	12	68	80	—	2013
Fairwood	—	11	11	—	2013
	11,582	3,071	14,653	136

* Reflects the number of acres we expect to redevelop

The following table summarizes the average sales price per acre sold for residential and commercial property by community:

	Nine Months Ended September 30,
	2010		2009
Community	Residential	Commercial	Residential	Commercial
	(In thousands)
Bridgeland	$252	$—	$248	$50
Summerlin	1,418	—	—	999
The Woodlands	362	417	423	370
Maryland Communities	—	—	73	—

Although the average sales price per acre can fluctuate widely depending on the location and type of the parcels within a community and the density of what is sold, the average sales prices during the nine months ended September 30, 2010 continue to reflect the weak overall demand for lots.

We expect continued weakness in land sales given the continuing sluggish economic recovery from the recent recession.  However, only Bridgeland, Summerlin and The Woodlands have significant remaining acres available for sale and, therefore, are the only communities within our MPC portfolio positioned to take significant advantage of any rebound in the economic environment.

Overview—Strategic Development Segment

Our Strategic Development segment is made up of near, medium and long-term real estate properties and development projects, some of which we believe have the potential to create meaningful value. All of these assets generally share the fundamental characteristic of requiring substantial future development to achieve its highest and best use.  Our Strategic Development segment includes nine mixed-use development opportunities, four mall development projects, seven redevelopment projects and eleven other property interests, including ownership of various land parcels and certain profit interests.

We have a total of eleven properties that are currently producing more than incidental rental revenue. These properties consist of Landmark Mall, South Street Seaport, Ward Centers, Cottonwood Mall, Alameda Plaza, Century Plaza Mall, Cottonwood Square, Park West, Rio West, Riverwalk Marketplace and Village at Redlands.

At September 30, 2010, we had approximately 2.5 million square feet of regional mall space currently available for lease, of which 87.0% was occupied. Our trailing twelve month total tenant sales per square foot at such regional malls were approximately $401, also at September 30, 2010.  Based on impairment evaluations of the properties in our Strategic Development segment (as described in Note 1) we recorded impairment provisions of $0.6 million and $128.0 million for the nine months ended September 30, 2010 and 2009, respectively.

Results of Operations

Our revenues are primarily received from the sale of individual lots at our master planned communities to home builders and from tenants at our rental properties in the form of fixed minimum rents, overage rent and recoveries of operating expenses.  We have presented the following discussion of our results of operations on a segment basis under the proportionate share method. Under the proportionate share method, our share of the revenues and expenses of the properties owned by our Real Estate Affiliates are combined with the revenues and expenses of the Combined Properties. Other revenues are reduced by the adjusted EBITDA attributable to noncontrolling interests.   See Note 10 for additional information including reconciliations of our segment basis results to GAAP basis results.

The operating measure used to assess operating results for our business segments is adjusted earnings before interest, income taxes, depreciation and amortization (‘‘Adjusted EBITDA’’). Adjusted EBITDA also excludes reorganization items, strategic initiatives, provisions for impairment and allocation to noncontrolling interests. Management believes that Adjusted EBITDA provides useful information about our operating performance.

In addition, the HHC businesses were operated prior to the Effective Date as subsidiaries of GGP, which operates as a real estate investment trust (‘‘REIT’’). We will operate as a taxable corporation.

Three Months Ended September 30, 2010 and 2009

Master Planned Communities Segment

	Three Months Ended September 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Land sales	$20,858	$15,209	$5,649	37.1%
Land sales operations	(18,137)	(16,780)	1,357	8.1
Master Planned Communities Segment Adjusted EBITDA	$2,721	$(1,571)	$4,292	273.2%

Adjusted EBITDA for the MPC segment increased $4.3 million in the three months ended September 30, 2010 compared to the prior year period primarily due to the sale of 11.3 commercial acres at The Woodlands community in 2010, up from 0.6 commercial acres sold in the third quarter of 2009. Residential land sales volume also increased in 2010 at the Summerlin and Bridgeland communities, largely offset by lower residential land sales volume at The Woodlands.

For all of our master planned communities, we sold a total of 47.5 residential acres for the three months ended September 30, 2010 compared to a total of 51.5 acres for the three months ended September 30, 2009, and a total of 11.3 acres of commercial lots for the three months ended September 30, 2010 compared to 0.6 acres for the three months ended September 30, 2009.

Strategic Development Segment

	Three Months Ended September 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Property revenues:
Minimum rents	$17,694	$18,784	$(1,090)	(5.8)%
Tenant recoveries	4,637	5,045	(408)	(8.1)
Overage rents	826	615	211	34.3
Other	7,658	7,823	(165)	(2.1)
Total property revenues	30,815	32,267	(1,452)	(4.5)
Property operating expenses:
Real estate taxes	4,395	4,023	372	9.3
Property maintenance costs	1,722	1,763	(41)	(2.3)
Marketing	248	278	(30)	(10.8)
Other property operating costs	16,241	17,638	(1,397)	(7.9)
Provision for doubtful accounts	744	—	744	—
Property management and other costs	3,467	4,561	(1,094)	(24.0)
Total property operating expenses	26,817	28,263	(1,446)	(5.1)
Strategic Development Segment Adjusted EBITDA	$3,998	$4,004	$(6)	(0.2)%

Minimum rents decreased for the three months ended September 30, 2010 primarily due to a decline in revenue for the Woodlands Resort.  Lower tenant recoveries for Landmark Mall and South Street Seaport comprised the majority of the third quarter decrease of $0.4 million compared with the same period in 2009.

Other property operating costs were $1.4 million less for the quarter ended September 30, 2010 compared with the quarter ended September 30, 2009, largely due to a reduction in the insurance reserve balance.

A $0.7 million increase in the provision for doubtful accounts for the quarter ended September 30, 2010 compared with the same period last year was primarily due to increases in specific bad debt reserves.

Property management and other costs decreased in the three months ended September 30, 2010 primarily due to lower corporate overhead expenses attributable to a reduction in force earlier in the year.

Certain Significant Combined Revenues and Expenses

	Three Months Ended September 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Tenant rents	$21,812	$21,533	$279	1.3%
Land sales	10,034	7,409	2,625	35.4
Property operating expense	15,353	14,720	633	4.3
Land sales operations	10,057	8,124	1,933	23.8
Property management and other costs	3,467	4,561	(1,094)	(24.0)
Strategic initiatives	—	266	(266)	(100.0)
Provisions for impairment	92	40,582	(40,490)	(99.8)
Depreciation and amortization	4,109	4,434	(325)	(7.3)
Interest expense	681	186	495	266.1
Provision for (benefit from) income taxes	(350)	(21,897)	21,547	98.4
Equity in income (loss) of Real Estate Affiliates	1,222	(2,004)	3,226	161.0
Reorganization items	(16,515)	(1,814)	(14,701)	810.4

Land sales and associated sales operations increased during the three months ended September 30, 2010 compared to the prior year period due to higher residential sales volume at the Summerlin and Bridgeland communities as discussed above in our MPC segment basis results.

Strategic initiatives for the three months ended September 30, 2009 is primarily due to property-specific professional fees for restructuring and strategic initiatives that were incurred prior to filing for Chapter 11.  Similar costs incurred after filing for Chapter 11 are recorded as reorganization items.

Based on the results of our evaluations for impairment (Note 1), we recognized impairment charges of $0.1 million for the three months ended September 30, 2010 related to the write down of various pre-development costs that were determined to be non-recoverable due to the termination of associated projects and $40.6 million for the three months ended September 30, 2009 related to the Kendall mixed-use development property ($35.1 million) and the Village at Redlands redevelopment property ($5.5 million). Although all of the properties in our Master Planned Communities segment and two of our operating properties in our Strategic Development segment had impairment indicators and carrying values in excess of estimated fair value at September 30, 2010, aggregate undiscounted cash flows for such master planned communities properties and the two strategic development properties exceeded their respective aggregate book values by over 200% and over 32%, respectively.

The significant assumptions in our Master Planned Communities segment relate to future sales prices of land and future development costs needed to prepare land for sale, over the planned life of the project, which are based, in part, on assumptions regarding sales pace, timing of related development costs, and the impact of inflation and other market factors. A decrease in aggregate sales prices of 10% would reduce the excess of cash flows over book values by approximately 47%. An increase in the aggregate development costs of 10% would reduce the excess of cash flows over book values by approximately 16%.

The significant assumption for one of the two strategic development properties is our future revenue assumption and the significant assumption for the second strategic development property is net operating income. The combined book value of the two properties is approximately $32.8 million. A 10% reduction in the revenues of the first property and NOI of the second property would reduce the 32% excess of cash flows over book value to approximately 19%.

Interest expense increased during the three months ended September 30, 2010 primarily due to a $0.5 million increase in the amortization of debt issuance costs.

The decrease in the benefit from income taxes for the three months ended September 30, 2010 was primarily attributable to a decrease in the taxable loss in the current year period and a tax benefit related to provisions for impairment in the third quarter of 2009.

Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, loss accruals or gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated by the Debtors.  See Note 1 — Reorganization items for additional detail.

Nine months ended September 30, 2010 and 2009

Master Planned Communities Segment

	Nine Months Ended September 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Land sales	$58,937	$65,163	$(6,226)	(9.6)%
Land sales operations	(57,475)	(63,707)	(6,232)	(9.8)
Master Planned Communities Segment Adjusted EBITDA	$1,462	$1,456	$6	0.4%

Adjusted EBITDA was essentially flat for the nine months ended September 30, 2010 compared to the prior year period.  Although there was increased residential and commercial sales activity at the Woodlands community in Houston Texas, these increases were largely offset by the bulk sale of remaining single family lots at the Fairwood community in Maryland in 2009. There were no land sales for the nine months ended September 30, 2010 in our Fairwood communities in Maryland and in our Summerlin community in Las Vegas, Nevada.  There were minimal land sales in our Columbia community in Maryland and our Bridgeland Community in Houston, Texas.

For the nine months ended September 30, 2010, we sold 186.4 residential acres compared to 355.2 acres for the nine months ended September 30, 2009.  We sold 36.0 acres of commercial lots for the nine months ended September 30, 2010 compared to 35.1 acres for the nine months ended September 30, 2009.

Strategic Development Segment

	Nine Months Ended September 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Property revenues:
Minimum rents	$54,078	$59,255	$(5,177)	(8.7)%
Tenant recoveries	13,891	14,827	(936)	(6.3)
Overage rents	1,738	1,465	273	18.7
Other	26,650	25,213	1,437	5.7
Total property revenues	96,357	100,760	(4,403)	(4.4)
Property operating expenses:
Real estate taxes	11,942	10,681	1,261	11.8
Property maintenance costs	5,250	4,632	618	13.4
Marketing	755	738	17	2.3
Other property operating costs	48,923	54,055	(5,132)	(9.5)
Provision for doubtful accounts	1,101	1,212	(111)	(9.2)
Property management and other costs	12,463	12,992	(529)	(4.1)
Total property operating expenses	80,434	84,310	(3,876)	(4.6)
Strategic Development Segment Adjusted EBITDA	$15,923	$16,450	$(527)	(3.2)%

Minimum rents decreased $5.2 million for the nine months ended September 30, 2010 primarily due to a decrease of approximately $5.1 million in minimum rents revenue from The Woodlands, one of our Real Estate Affiliates.

Tenant recoveries of $13.9 million during the first nine months of 2010 were $0.9 million less than the first nine months of 2009 mostly as a result of lower tenant recoveries for South Street Seaport and Village at Redlands.

Other property revenues primarily include vending, parking, marketing and promotion, and gains and losses on certain property disposition transactions.  The $1.4 million increase in other property revenue in the nine months ended September 30, 2010 results primarily from net losses on certain property transactions in the nine months ended September 30, 2009 of approximately $3.4 million compared with no gains or losses in the comparable period of 2010.  Decreases in The Woodlands revenues during the nine month period ended September 30, 2010, compared to the prior year period provided a partial offset.

Real estate taxes of $0.7 million associated with the Kendall property were largely responsible for the $1.3 million increase for the nine months ended September 30, 2010.  There was no real estate tax expense for this property in the same period during 2009, as all real estate taxes were capitalized while ongoing development of this property was still in progress.

Property maintenance costs increased $0.6 million in the nine months ended September 30, 2010 primarily due to increased seasonal maintenance costs, miscellaneous building repairs and higher contract service costs across the segment in 2010.

Other property operating costs decreased $5.1 million in the nine months ended September 30, 2010 primarily as the result of lower costs at The Woodlands and a third quarter 2010 reduction in the insurance reserve balance.

Certain Significant Combined Revenues and Expenses

	Nine Months Ended September 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Tenant rents	$65,978	$65,682	$296	0.5%
Land sales	22,141	38,843	(16,702)	(43.0)
Property operating expense	44,223	40,922	3,301	8.1
Land sales operations	30,654	40,578	(9,924)	(24.5)
Property management and other costs	12,463	12,992	(529)	(4.1)
Strategic initiatives	—	5,380	(5,380)	(100.0)
Provisions for impairment	578	180,762	(180,184)	(99.7)
Depreciation and amortization	12,535	15,221	(2,686)	(17.6)
Interest expense	1,888	768	1,120	145.8
Provision for (benefit from) income taxes	17,603	(24,810)	42,413	171.0
Equity in income of Real Estate Affiliates	6,394	2,117	4,277	202.0
Reorganization items	(43,129)	(3,831)	(39,298)	1,025.8

 Land sales and associated sales operations decreased during the nine months ended September 30, 2010 compared to the prior year due to lower residential sales volume at the Fairwood community in Maryland as discussed above in our MPC segment basis results.

Strategic initiatives for the nine months ended September 30, 2009 consist of professional fees for restructuring that were incurred prior to the filing for protection under the Bankruptcy Code of certain of the HHC Debtors.  Similar costs incurred after filing for protection under the Bankruptcy Code are recorded as reorganization items.

Based on the results of our evaluations for impairment (Note 1), we recognized impairment charges of $0.6 million (related to the write down of various pre-development costs that were determined to be non-recoverable due to the termination of associated projects) for the nine months ended September 30, 2010 and $180.8 million for the nine months ended September 30, 2009.  The impairment charges recognized in 2009 were as follows:

2009

•                  $55.9 million related to our Nouvelle at Natick project located in Boston, Massachusetts

•                  $52.8 million to our Fairwood Master Planned Community in Columbia, Maryland

•                  $35.1 million to the Kendall development in Miami, Florida

•                  $24.2 million to the Allen development in Allen, Texas

•                  $6.7 million to the Redlands Promenade development in Redlands, California

•                  $5.5 million to the Village at Redlands in Redlands, California

•                  $0.6 million related to the write down of various pre-development costs that were determined to be non-recoverable due to the termination of associated projects

The decrease in depreciation and amortization for the nine months ended September 30, 2010 primarily resulted from the decrease in buildings and equipment due to the impairment charges recorded in fiscal year 2009.

Interest expense increased during the nine months ended September 30, 2010 primarily due to a $1.4 million increase in the amortization of debt market rate adjustments partially offset by a $0.3 million decrease in the amortization of deferred finance costs.

The increase in the provision for income taxes for the nine months ended September 30, 2010 was primarily attributable to an increase in taxable income related to our taxable entities for the nine months ended September 30, 2010 and a tax benefit related to provisions for impairments at our master planned communities in 2009, partially offset by a significant decrease in valuation allowances compared to the nine months ended September 30, 2009.

Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, gains or losses resulting from activities of the reorganization process, including gains related to recording the mortgage debt at Fair Value upon emergence from bankruptcy and interest earned on cash accumulated by the HHC Debtors.  See Note 1 — Reorganization items for additional detail.

Liquidity and Capital Resources

Our primary sources of cash are expected to include cash flow from land sales in our Master Planned Communities segment, cash generated from our operating properties and the net proceeds from the sale to the Plan Sponsors and Blackstone on the Effective Date of $250.0 million of our common stock.  We believe that these sources will provide sufficient cash to meet our existing contractual obligations and our anticipated ordinary course operating expenses for at least the next 12 months.  The negative operating cash flows reflected in the periods presented in this Quarterly Report were primarily the result of reorganization items paid of $46.0 million and $4.1 million for the nine months ended September 30, 2010 and 2009, respectively, as well as costs associated with land/residential development and acquisitions expenditures in our Master Planned Communities segment of $39.1 million and $33.4 million for the nine months ended September 30, 2010 and 2009, respectively.  The funds for these expenditures came from GGP and are reflected in our combined statement of cash flows in change in GGP investment, net.  Going forward, we intend to better time the funding of land development expenses in our Master Planned Communities segment with anticipated land sales from our Master Planned Communities.

Our primary uses of cash are expected to include working capital, funding overhead, debt repayment, land development costs in our Master Planned Communities segment and, with respect to our Strategic Development segment, we may incur operating expenses for the Operating Retail Properties.

In order to pursue development and redevelopment opportunities in our Strategic Development segment, we will require significant additional capital.  We intend to raise this additional capital with a mix of construction, bridge and long-term financings, as well as joint venture equity.  We have not yet obtained any financing or identified any potential lenders or joint venture equity partners and do not have a revolving line of credit.  We cannot assure you that any financings or joint venture arrangements will be available on terms acceptable to us or at all.

As of September 30, 2010, our combined debt was $336.8 million and our share of the debt of our Real Estate Affiliates was $195.5 million.

Cash Flows from Operating Activities

Net cash used in operating activities was $60.5 million for the nine months ended September 30, 2010 and $16.9 million for the nine months ended September 30, 2009.

Cash used for land/residential development and acquisitions expenditures was $39.1 million for the nine months ended September 30, 2010, an increase from $33.4 million for the nine months ended September 30, 2009.

Net cash provided by (used in) certain assets and liabilities, including accounts and notes receivable, prepaid expense and other assets, deferred expenses, and accounts payable and accrued expenses and deferred taxes totaled $28.6 million for the nine months ended September 30, 2010 and $(33.4) million for the nine months ended September 30, 2009. Accounts payable and accrued expenses and deferred taxes increased $16.5 million.

Although liabilities not subject to compromise and certain liabilities subject to compromise have been approved for payment by the Bankruptcy Court, a significant portion of our liabilities subject to compromise are subject to settlement under the Plan and have not been paid to date. In addition, accounts and notes receivable decreased $3.3 million from December 31, 2009 to September 30, 2010, whereas, such accounts increased $0.8 million from December 31, 2008 to September 30, 2009.

Cash Flows from Investing Activities

Net cash used in investing activities was $71.1 million for the nine months ended September 30, 2010 and $18.4 million for the nine months ended September 30, 2009. Cash used for development of real estate and property additions/improvements was $71.1 million for the nine months ended September 30, 2010, and $23.8 million for the nine months ended September 30, 2009.  We expect or are obligated to incur, development and redevelopment expenditures of $64.7 million from 2010 to 2012.

Cash Flows from Financing Activities

Net cash provided by financing activities was $131.2 million for the nine months ended September 30, 2010 and $34.0 million for the nine months ended September 30, 2009.

Principal payments on mortgages, notes and loan payable were $4.7 million for the nine months ended September 30, 2010 and $7.6 million for the nine months ended September 30, 2009. In addition, we received contributions from GGP of $137.4 million during the nine months ended September 30, 2010 and $41.7 million during the nine months ended September 30, 2009.

Seasonality

Our Master Planned Communities segment is not subject to significant seasonal variations. In addition, revenues from development, redevelopment or sale of property in our Strategic Development segment similarly are not subject to seasonal variations. However, with respect to our Operating Retail Properties within the Strategic Development segment, although we have a year-long temporary leasing program, occupancies for short-term tenants and, therefore, rental income recognized, including overage rent, are higher during the second half of the year. As a result, rental revenue production in this segment is generally highest in the fourth quarter of each year.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies as discussed in our 2009 combined financial statements have not changed during 2010, and such policies, and the discussion of such policies, are incorporated herein by reference to The Howard Hughes Corporation Amendment No. 3 to Form 10 filed November 4, 2010, Commission File No. 001-34856.

REIT Requirements

In order for Ward to remain qualified as a REIT for federal income tax purposes, Ward must distribute or pay tax on 100% of its capital gains and distribute at least 90% of our ordinary taxable income its stockholders, including us.  See Note 5 for more detail on Ward’s ability to remain qualified as a REIT.

Recently Issued Accounting Pronouncements

As described in Note 9, new accounting pronouncements have been issued which impact or could impact the prior, current, or subsequent years.

ITEM 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the market risks described in The Howard Hughes Corporation Amendment No. 3 to Form 10 filed November 4, 2010, Commission File No. 001-34856.

ITEM 4           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) our Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective.

PART II       OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS

Other than the Chapter 11 Cases, neither the Company nor any of the Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Real Estate Affiliates.

ITEM 1A   RISK FACTORS

None

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5   OTHER INFORMATION

None

ITEM 6   EXHIBITS

10.1                           Management Services Agreement, dated August 6, 2010, between The Howard Hughes Corporation and Brookfield Advisors LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 10, filed October 7, 2010)

31.1                           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a combined basis as of September 30, 2010.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation
(Registrant)

Date: November 23, 2010	by:	/s/ Rael Diamond
Rael Diamond
Interim Chief Financial Officer

EXHIBIT INDEX

10.1                           Management Services Agreement, dated August 6, 2010, between The Howard Hughes Corporation and Brookfield Advisors LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 10, filed October 7, 2010)

31.1                           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a combined basis as of September 30, 2010.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.