Form 10-K
period 2010-12-31
Howard Hughes Corp
filed 2011-04-08
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-11656

The Howard Hughes Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-4673192
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

13355 Noel Road, Suite 950, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(214) 741-7744

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐  NO ☒

The registrant commenced operations on November 9, 2010.  Accordingly, there was no public market for the registrant’s common stock as of June 30, 2010, the last day of the registrant’s most recently completed fiscal quarter.

As of April 4, 2011, there were 37,904,506 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2011 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12 13 and 14 of Part III of this Annual Report of Form 10-K.  The registrant intends to file this proxy statement with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “plan,” “intend,” “believe,” “may,” “should,” “would, “likely” and other words of similar expression.  Forward-looking statements should not be unduly relied upon. They give our expectations about the future and are not guarantees. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. We caution you not to rely on these forward-looking statements.

Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include:

•      our history of losses;

•      our lack of operating history as an independent company;

•      our inability to obtain operating and development capital;

•      our inability to establish our own financial, administrative and other support functions to operate as a stand-alone business;

•      our new directors and officers may change our long-range plans;

•      our new directors may be involved or have interests in other businesses, including real estate activities and investments;

•      a prolonged recession in the national economy and adverse economic conditions in the retail sector;

•      our inability to compete effectively;

•      potential conflicts with GGP (as defined below) arising from agreements with GGP with respect to certain of our assets;

•      our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners;

•      risks associated with our spin-off from GGP not qualifying as a tax-free distribution for U.S. federal income tax purposes;

•      substantial stockholders having influence over us, whose interests may be adverse to ours or other stockholders; and

•      the other risks described in Item 1A. “Risk Factors.”

These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report.

ii

PART I

Throughout this Annual Report on Form 10-K, references to the “Company,” “we” and “our” refer to The Howard Hughes Corporation and its consolidated subsidiaries, unless the context requires otherwise.

ITEM 1.   BUSINESS

OVERVIEW

We are a real estate company created to specialize in the development of master planned communities, the redevelopment or repositioning of real estate assets currently generating revenues, also called operating assets, and other strategic real estate opportunities in the form of entitled and unentitled land and other development rights, also called strategic developments. Our assets are located across the United States, and our goal is to create sustainable, long-term growth and value for our stockholders.  As of December 31, 2010, our debt equaled approximately 10.5% of our total assets, which excludes our $158.2 million proportionate share of the $372.2 million of debt of our non-consolidated Real Estate Affiliates (as defined below).  Our master planned communities have won numerous awards for, among other things, design and community contribution.  We expect the competitive position and desirable location of our assets (which collectively comprise millions of square feet and thousands of acres of developable land), combined with their operations and long-term opportunity through entitlements, land and home site sales and project developments, to drive our long-term growth.  We also expect to pursue development opportunities for a number of our assets that were previously postponed due to lack of liquidity resulting from deteriorating economic conditions, the credit market collapse and the bankruptcy filing of our predecessors (as described below), and to develop plans for other assets for which no plans had been developed.  We are in the process of assessing the opportunities for these assets, which are currently in various stages of development, to determine how to finance their completion and how to maximize their long-term value potential.

We currently operate our business in three segments:  Master Planned Communities, Operating Assets and Strategic Developments.  Unlike most real estate companies which are limited in their activities because they have elected to be taxed as a real estate investment trust, we have no restrictions on our operating activities or types of services that we can offer. We believe our structure provides the greatest flexibility for maximizing the value of our real estate portfolio.  Financial information about each of our segments is presented in Note 15 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

We completed our spin-off from GGP, Inc., formerly known as General Growth Properties, Inc. (“GGP”), on November 9, 2010 in connection with GGP’s emergence from bankruptcy.  The Howard Hughes Corporation was incorporated in Delaware in 2010 to receive certain assets and liabilities of GGP and its subsidiaries (collectively, our “predecessors”).  In connection with the spin-off, we issued 32.5 million shares of our common stock.  In addition, we issued 5.25 million shares of our common stock and warrants to purchase an additional 8.0 million shares of our common stock for an aggregate price of $250 million.  GGP no longer holds any interest in our company.

We believe that our company name, which is identified with quality, excellence and success, can be more broadly utilized to increase value.

Overview of Business Segments

Master Planned Communities.  Our Master Planned Communities segment primarily consists of the development and sale of residential and commercial land, primarily in large-scale projects.  We own 100% of three master planned communities (Summerlin, Bridgeland and Maryland) and have an unconsolidated 52.5% economic interest in another, The Woodlands.  Our master planned community in Maryland includes four separate communities that are commonly and collectively referred to as the “Maryland Communities.”

The Master Planned Communities include over 14,000 acres of land remaining to be sold.  Residential sales, which are made primarily to home builders, include standard and custom parcels and high density (i.e., condominium, town homes and apartments) parcels designated for detached and attached single- and multi-family homes, ranging from entry-level to luxury homes.  Commercial parcels include land designated for retail, office, resort, services and other for-profit activities, as well as those parcels designated for use by government, schools and other not-for-profit entities.

Operating Assets.  Our Operating Assets segment consists primarily of commercial mixed use and retail properties currently generating revenues, for many of which we believe there are opportunities to redevelop or reposition the assets to increase operating performance.  These opportunities will require new capital investment and vary in complexity and scale.  The redevelopment opportunities range from minimal disruption to the property during repositioning to partial or full demolition of existing structures for new construction.  We have 13 assets included in our Operating Assets segment.  The assets include seven retail properties, two office properties (one of which includes several buildings) and four other assets.

Strategic Developments.  Our Strategic Developments segment is made up of near, medium and long-term real estate properties and development projects.  At present, these 17 assets generally share the fundamental characteristic of requiring substantial future development to achieve their highest and best use.  As discussed elsewhere in this Annual Report on Form 10-K, our new board of directors and management are in the process of creating strategic plans for each of these assets based on market conditions and availability of capital which plans may differ significantly from our predecessors.  To be able to realize a development plan for any of these assets, in addition to the permitting and approval process attendant to almost all large-scale real estate development of this nature, we may need to obtain financing.

The chart below presents our assets by reportable segment.

We own non-controlling interests in The Woodlands through various partnerships (the “Woodlands Partnerships”) and Circle T Ranch and Power Center.  The Woodlands Partnerships own The Woodlands master planned community and certain office and other properties, including a conference center.  We collectively refer to these investments as our “Real Estate Affiliates.”

Master Planned Communities

Our Master Planned Communities segment consists of the development and sale of residential and commercial land, primarily in large-scale projects in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland.  Certain of the communities are additionally divided into regions or projects as described below in each of the separate community narratives.  Revenues are derived primarily from the sale of finished lots and undeveloped pads to both residential and commercial developers.  Additional revenues are earned through participations with builders in their sales of finished homes to homebuyers.  Revenues and net income are affected by factors such as: (1) the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates; (2) consumer and business confidence; (3) regional economic conditions in the areas surrounding the projects; (4) employment levels; (5) levels of homebuilder inventory; (6) other factors generally affecting the homebuilder business and sales of residential properties; (7) availability of saleable land for particular uses; and (8) our decisions to sell, develop or retain land.

Master planned communities in the United States have suffered due to continued weak demand in the residential real estate market following the sharp housing market decline in 2007.  As a business venture, development of master planned communities requires expertise in large-scale, long-range land use planning, residential and commercial real estate development, sales and other special skills.  The development of these master planned communities requires decades of investments and a continual focus on the changing market dynamics surrounding these communities.  We believe that the long-term value of our master planned communities remains strong because of their competitive positioning and our expertise in land use planning and our ability to obtain entitlements for communities such as these.

The following table summarizes our master planned communities as of December 31, 2010:

				Total	People Living	Remaining Saleable Acres (b)					Projected Community
Community	Location	Ownership (%)		Gross Acres (a)	in Community (Approx. No.)	Residential (c)	Commercial (d)	Total	Other Acres		Sell-Out Date
Summerlin	Las Vegas, NV	100.0		22,500	100,000	5,995	906	6,901	—		2039
Bridgeland	Houston, TX	100.0		11,400	3,750	3,863	1,226	5,089	—		2036
Maryland
Columbia
Town Center	Howard County	100.0		14,200	100,000	—	—	—	40	(e)	2020	(g)
Gateway	Howard County	100.0		630	—	—	121	121	—		2017
Emerson	Howard County	100.0		520	2,000	9	68	77	—		2017
Fairwood	Prince George’s County	100.0		1,100	2,300	—	11	11	24		2013
The Woodlands	Houston, TX	52.5	(f)	28,400	97,000	1,013	973	1,986	—		2022
Total				78,750	305,050	10,880	3,305	14,185	64

(a)  Encompasses all of the land located within the borders of the master planned community, including parcels already sold, saleable parcels and non-saleable areas, such as roads, parks and recreation and conservation areas.

(b)  Includes only parcels that are intended for sale or joint venture.  The mix of intended use, as well as the amount of remaining saleable acres, are primarily based on assumptions regarding entitlements and zoning of the remaining project and are likely to change overtime as the master plan is refined. Remaining saleable acres are estimates.

(c)  Includes standard, custom and high density residential land parcels.  Standard residential lots are designed for detached and attached single- and multi-family homes, of a broad range, from entry-level to luxury homes.  At Summerlin, we have designated certain residential parcels as custom lots as their premium price reflects their larger size and other distinguishing features - such as being within a gated community, having golf course access, or being located at higher elevations. High density residential includes townhomes, apartments and condominiums.

(d)  Designated for retail, office, resort, services and other for-profit activities, as well as those parcels allocated for use by government, schools, houses of worship and other not-for-profit entities.

(e)  Reflects the number of net developable acres in raw land and subdivided land parcel available for new development, but which we currently intend to hold.

(f)  Reflects our current economic interest. Our ownership interest is 42.5% and we make decisions with our joint venture partner.

(g)  Reflects the projected redevelopment completion date.

Summerlin (Las Vegas, Nevada)

Spanning the western rim of the Las Vegas Valley and located approximately nine miles from downtown Las Vegas, our 22,500-acre Summerlin master planned community is comprised of planned and developed villages and offers suburban living with accessibility to the Las Vegas Strip. For the last decade, Summerlin has consistently ranked in the Robert Charles Lesser annual poll of Top Ten Master Planned Communities in the nation. With 25 public and private schools, five institutions of higher learning, nine golf courses, and cultural facilities, Summerlin is a fully integrated community.  The first residents moved into their homes in 1991.  As of December 31, 2010, there were approximately 40,000 homes occupied by approximately 100,000 residents.

Summerlin is comprised of hundreds of neighborhoods located in 19 developed villages with nearly 150 neighborhood and village parks, all connected by a 150-mile long trail system.  Summerlin is located adjacent to Red Rock Canyon National Conservation Area, a landmark in southern Nevada, which has become a world-class hiking and rock climbing destination and is in close proximity to our Shops at Summerlin Centre development site.  Summerlin contains approximately 1.7 million square feet of developed retail space, 3.2 million square feet of developed office space, three hotel properties containing approximately 1,400 hotel rooms, as well as health and medical centers, including Summerlin Hospital and the Nevada Cancer Institute.

Summerlin is divided generally into three separate regions or projects known as Summerlin North, Summerlin West and Summerlin South.  Summerlin North is fully developed.  In Summerlin South, we are entitled to develop 740 acres of commercial property with no square footage restrictions, 338 acres of which are owned by third parties or already committed to commercial development.  We are also entitled to develop 32,600 residential units in Summerlin South.  In Summerlin West, we are entitled to develop 5,850,000 square feet of commercial space on up to 508 acres of which 100,000 square feet have already been developed through the construction of a grocery store anchored shopping center.  We are also entitled to develop 30,000 residential units in Summerlin West.  As of December 31, 2010, Summerlin had approximately 5,995 residential acres and 906 commercial acres remaining to be sold.  Summerlin’s population upon completion of the project is expected to be approximately 220,000 residents.

On May 10, 2010, we entered into purchase agreements with two residential lot purchasers, Richmond American Homes of Nevada, Inc. (“Richmond”) and PN II, Inc., d/b/a Pulte Homes of Nevada (“Pulte”), for the sale of certain lots in our Summerlin master planned community.  The purchase agreement with Richmond is for 115 and 117 lots for aggregate purchase prices of $9.7 million and $12.5 million, respectively.  The purchase agreement with Pulte is for 109 and 162 lots for aggregate purchase prices of $9.0 million and $14.0 million, respectively.  Both purchase agreements provide for closings of the remaining lots in stages through 2012. As of December 31, 2010, we have closed transactions for the sale of 45 finished lots sold to Richmond for $4.7 million and 50 finished lots to Pulte for $4.2 million.

Bridgeland (Houston, Texas)

Bridgeland is a master planned community near Houston, Texas consisting of approximately 11,400 acres, and was voted by The National Association of Home Builders as the “Master Planned Community of the Year” in 2009.  The first residents moved into their homes in June 2006.  There were approximately 950 homes occupied by approximately 3,750 residents as of December 31, 2010.  Bridgeland’s conceptual plan includes four villages—Lakeland Village, Parkland Village, Prairieland Village and Creekland Village—plus a town center mixed-use district as well as a carefully designed network of trails totaling over 60 miles that will provide pedestrian connectivity to distinct residential villages and neighborhoods.  Bridgeland’s first four neighborhoods are located in Lakeland Village.  These neighborhoods offer a unique home buying experience that includes one convenient model home park showcasing 13 models by ten of Houston’s top builders.  Many home sites in Bridgeland enjoy views of water, buried power lines to maximize the views of open space and water, fiber-optic technology, brick-lined terrace walkways and brick, stone and timber architecture.  The prices of the homes range from approximately $150,000 to more than $1 million.  Lakeland Village is approximately 30% completed.  The Lakeland Activity Center, the first of several planned activity complexes to be constructed as development progresses and more residents move to Bridgeland, opened in May 2007.  The complex is anchored by a 6,000 square foot community center and features a water park with three swimming pools, two lighted tennis courts and a state-of-the-art fitness room.  A grand promenade wrapping around Lake Bridgeland offers a boat dock, canoes, kayaks, sailboats and paddleboats.  An extensive lake and trail system is planned to link villages and neighborhoods with recreational, educational, cultural, employment, retail, religious and other offerings.  Bridgeland is also expected to feature more than 3,000 acres of waterways, lakes, trails, parks and open spaces, as well as an expansive town center with room for employment, retail, educational and entertainment facilities.

Bridgeland’s conceptual plan includes a 900-acre town center mixed-use district.  The conceptual plan contemplates that the town center will be located adjacent to The Grand Parkway Section E, which will provide residents with direct access to US 290 (three miles), Interstate 10 (11 miles) and the Energy Corridor Employment Center on Interstate 10. A construction date has not yet been established for this highway segment.  The commencement of construction of this segment of the highway will trigger a final $7 million payment from the Company to the former owner of certain parcels of land that are now included in Bridgeland.

We anticipate that the Bridgeland community will one day accommodate more than 20,000 homes and 65,000 residents and we believe that it is poised to be one of the top master planned communities in the nation.  As of December 31, 2010, Bridgeland had approximately 3,863 residential acres and 1,226 commercial acres remaining to be sold.

Maryland Communities

Our Maryland communities consist of four distinct projects:

•    Columbia Town Center;

•    Gateway;

•    Emerson; and

•    Fairwood.

Columbia Town Center

Columbia Town Center, located in Howard County, Maryland, is an internationally recognized model of a successful master planned community developed in the 1960’s.  Situated only 11 miles from Fort Meade, Columbia Town Center is expected to benefit from the positive economic impact of the Base Realignment and Closure Program underway by the Department of Defense.  It is expected that 22,000 new jobs will come to Fort Meade in the next five to seven years.  Columbia Town Center is a community offering a wide variety of living, business and recreational opportunities.

As of December 31, 2010, Columbia Town Center was home to approximately 100,000 people.  Columbia Town Center’s full range of housing options are located in ten distinct, self-contained villages.  Each village is comprised of several neighborhoods, a shopping center and community and recreational facilities.  In Columbia Town Center’s downtown, 1.6 million square feet of office space is located close to shopping, restaurants and entertainment venues.

We own approximately 40 net acres of land in Columbia Town Center which we expect to develop.  The land currently consists of raw land and subdivided land parcels readily available for new development.  In addition we also own existing operating assets (including our Columbia regional office), surface and structured parking and dedicated open space.  We will have the opportunity to redevelop this portion of the master planned community in the future.  Columbia Town Center recently received entitlements to develop up to 5,500 new residential units, approximately one million square feet of retail, approximately five million square feet of commercial office space and 640 hotel rooms.

We entered into development agreements with GGP that clarifies the division of properties between us and GGP in an area within the mall ring road adjacent to The Mall in Columbia which is owned by GGP.  The development agreements contain the key terms, conditions, responsibilities and obligations with respect to the future development of this area within the greater Downtown Columbia Redevelopment District.  The agreements designate us as the preferred residential and commercial developer and provides us with a five-year right of first offer and a subsequent six-month purchase option to acquire seven office buildings and associated parking lots, totaling approximately 22 acres.

Gateway

Gateway is a 630-acre premier master planned corporate community located in a high traffic area in Howard

County, Maryland.  Gateway offers quality office space in a campus setting with approximately 121 commercial acres remaining to be sold as of December 31, 2010.

Emerson

Emerson is a substantially completed master planned community located in Howard County, Maryland and consists of approximately 520 acres.  The first residents moved into their homes in 2002.  There were approximately 850 homes occupied by approximately 2,000 residents as of December 31, 2010.

Emerson offers a wide assortment of single-family and townhome housing opportunities by some of the region’s top homebuilders, and is located in one of Maryland’s top-performing public school districts.  As of December 31, 2010, we had approximately nine residential acres and 68 commercial acres remaining to be sold.  The remaining land is fully entitled for build-out, subject to meeting local requirements for subdivision and land development permits.  In addition, 86 of our townhouse lots are under contract to builders and scheduled to close in stages through 2013.  As of December 31, 2010, we have sold 29 townhouse lots for an aggregate price of $2.7 million.

Fairwood

Fairwood is a fully developed master planned community located in Prince George’s County, Maryland, consisting of approximately 1,100 acres.  As of December 31, 2010, 11 commercial acres were available for sale.  The first residents moved into their single-family homes in 2002.  There were approximately 1,000 homes occupied by approximately 2,300 residents on December 31, 2010.  Fairwood consists of single-family and townhouse lots, as well as undedicated open space and two historic houses.  In addition to the commercial acres remaining to be sold, we own a few undedicated open space parcels, and 24 acres of unsubdivided land which cannot be developed as long as the nearby airport is operating.

The Woodlands (Houston, Texas)

We have a 52.5% economic interest in The Woodlands, currently one of the best-selling master planned communities in Texas.  The Woodlands is managed jointly with our venture partner.  The Woodlands is a mixed-use master planned community situated 27 miles north of Houston and consists of 28,400 acres.  The Woodlands is a self-contained community that integrates recreational amenities, residential neighborhoods, commercial office space, retail shops and entertainment venues.  Home site sales began in 1974.  As of December 31, 2010, there were approximately 40,000 homes occupied by approximately 97,000 residents and more than 1,500 businesses providing employment for approximately 43,000 people.  Approximately 28% of The Woodlands is dedicated to green space, including parks, pathways, open spaces, golf courses and forest preserves.  The population of The Woodlands is projected to be approximately 130,000 by 2020.

The Woodlands includes a waterway, outdoor art and an open-air performance pavilion, a resort and conference center, a luxury hotel and convention center, educational opportunities for all ages, hospitals and health care facilities and office space.  The Fountains at Waterway Square located on The Woodlands Waterway connects the projects to the community via a water taxi system serving the community.

We also have interest in commercial office buildings, as well as a resort and conference center and two golf courses through our investment in the Woodlands Partnerships.

As of December 31, 2010, we had approximately 1,013 residential acres and 973 commercial acres remaining to be sold at The Woodlands.

Operating Assets

We own 13 assets, consisting primarily of commercial mixed use and retail properties, currently generating revenues.  We believe, based on a variety of factors, that there are opportunities to redevelop or reposition several of these assets to improve their operating performance.  These factors include, but are not limited to, the following: (1) existing and forecasted demographics surrounding the property; (2) competition related to existing and/or alternative uses; (3) existing entitlements of the property and our ability to change them, compatibility of the physical site with proposed uses; and (4) environmental considerations, traffic patterns and access to the properties.  We believe that, subject to obtaining all necessary consents and approvals, these assets have the potential for future growth by means of an improved tenant mix, additional gross leasable area (“GLA”), or repositioning of the asset for alternative use. This segment includes approximately 2.6 million total square feet of GLA in the aggregate.  As of December 31, 2010, redevelopment plans for these assets may include office, retail or residential space, shopping centers, movie theaters, parking complexes and open space.  Any future redevelopment will require the receipt of permits, licenses, consents and waivers from various parties and may include a reclassification of the asset to the Strategic Developments segment.

The following table summarizes our retail operating assets as of December 31, 2010:

Asset	Location	Existing Gross Leasable Area		Size (Acres)	Net Book Value (Millions)	Acquisition Year
Ward Centers	Honolulu, HI	1,000,817	(a)	60	$336.3	2002
South Street Seaport	New York, NY	298,759	(b)	11	3.1	2004
Landmark Mall	Alexandria, VA	440,325	(c)	22	23.5	2004
Park West	Peoria, AZ	249,168		48	82.0	2006
Rio West Mall	Gallup, NM	333,077	(b)(d)	50	11.4	1981	(e)
Riverwalk Marketplace	New Orleans, LA	194,452	(b)	11	11.7	2004
Cottonwood Square	Salt Lake City, UT	77,079	(b)	21	5.2	2002

Total		2,593,677		223	$473.2

(a) Excludes 153,928 SF related to ground leases of which we are the lessor.

(b) All of the project is on a ground lease where we are the ground lessee.

(c) Excludes 438,937 SF in project that is owned and occupied by Sears and Macy’s.

(d) Excludes 180,946 SF of outparcel improvements in project currently owned by tenant.

(e)  Reflects the year that Rio West Mall opened.

The following is a description of our retail operating assets.

Ward Centers (Honolulu, Hawaii)

Ward Centers is comprised of approximately 60 acres situated along Ala Moana Beach Park and is within one mile of Waikiki and downtown Honolulu. It is also a ten minute walk from Ala Moana Center.  Ward Centers currently includes a 550,000 square foot shopping district containing six specialty centers and over 135 unique shops, a variety of restaurants and an entertainment center which includes a 16 screen movie theater.  We are nearing completion of construction of a 732 stall parking deck that is expected to facilitate the leasing of additional space at Ward Centers.  In January 2009, the Hawaii Community Development Authority approved a 15-year master plan, which entitles a mixed-use development encompassing a maximum of 9.3 million square feet, including up to 7.6 million square feet of residential (4,300 units), five million square feet of retail and four million square feet of office, commercial and other uses.

South Street Seaport (New York, New York)

South Street Seaport is comprised of three historic buildings and one pavilion shopping mall, which is located at Pier 17 on the East River in lower Manhattan.  The property is subject to two ground leases with the city of New York.  The property includes 298,759 square feet of retail space.  Cobblestone streets, gas lamps, sailing ships and a museum make the South Street Seaport a moment-in-time experience in New York City. Our redevelopment plan for South Street Seaport may ultimately include hotels, residential units, retail space and restaurants. The implementation of any redevelopment plan would require numerous permits and approvals, including the approval of our ground lessor, the City of New York.

Landmark Mall (Alexandria, Virginia)

Currently anchored by Macy’s and Sears, Landmark Mall is an 879,262 square foot shopping mall located in affluent Alexandria, Virginia. This mall is located just nine miles west of Washington, D.C. and the Pentagon, and is within approximately one mile of public rail service on D.C.’s metro blue line. Following a re-zoning effort that allows for the development of up to 5.5 million square feet, Landmark Mall has the potential to be developed into a dynamic destination for shopping, dining, working and living. Any redevelopment of Landmark Mall will be dependent upon the Company reaching agreements with existing anchor tenants.

Park West (Peoria, Arizona)

Park West is a 249,168 square foot open-air shopping, dining and entertainment destination in Peoria, Arizona on Northern Avenue at the northwest corner of Loop 101. Park West is approximately one mile northwest of the Arizona Cardinals football stadium and the Phoenix Coyote’s hockey arena.  Park West has an additional 100,000 square feet of available development rights for retail, restaurant and hotel as permitted uses.

Rio West Mall (Gallup, New Mexico)

Rio West Mall is located in Gallup, New Mexico. This 514,023 square foot shopping center is the only enclosed regional shopping center within a 125 mile radius, and is easily accessed from I-40 and historic Route 66.

Riverwalk Marketplace (New Orleans, Louisiana)

Riverwalk Marketplace is located along the Mississippi River in downtown New Orleans.  The 194,452 square foot shopping center is comprised of more than 100 local and national retail shops, restaurants and entertainment venues. It is adjacent to the New Orleans Memorial Convention Center and the Audubon Aquarium of the Americas.

Cottonwood Square (Salt Lake City, Utah)

Cottonwood Square is currently a 77,079 square foot community center located in Salt Lake City, Utah.  The center is located in a high traffic area and sits across from our Cottonwood Mall, providing an opportunity for development synergies.

The following is a description of our office operating assets and other ownership interests.

110 N. Wacker (Chicago, Illinois)

We own a 99% joint venture interest in an entity that has, through 2055, a ground leasehold interest in the land underlying an office building at 110 N. Wacker Drive in downtown Chicago. The building is approximately 226,000 square feet, and is currently the corporate headquarters of GGP.  The land and the building are currently subleased to a subsidiary of GGP through October 2019.  GGP has multiple options to extend the sublease through the duration of the ground lease.  We have the right to terminate the lease with six months’ notice following the expiration of the initial term in 2019.  We receive 100% of the annual lease payment made by GGP, which is approximately $6.1 million.  As part of our joint venture agreement, we remit a monthly amount of $31,250 to our partner through May 1, 2013.

Columbia Office Properties (Columbia, Maryland)

We own five office buildings with approximately 300,000 square feet in the heart of downtown Columbia including: (1) the American City Building; (2) the Columbia Association Building; (3) the Columbia Exhibit Building; (4) the Ridgley Building; and (5) the Columbia Regional Building. Columbia, Maryland is located 14 miles from the Baltimore Beltway and 17 miles from the Washington Beltway.

Minority Ownership Interest in Head Acquisition (Hexalon)

We own 100% of the ownership interests in Hexalon Real Estate, LLC (“Hexalon”).  Hexalon owns a 1.42% interest in Head Acquisition, LP, a joint venture between GGP, Simon Property Group, L.P. and Westfield Group.  The partnership owns certain retail mall interests. Hexalon receives a quarterly preferred interest distribution from Head Acquisition, L.P. which totaled approximately $64,000 in 2010.  The entity possesses significant tax attributes that we expect to be able to utilize in the future. These attributes are expected reduce our tax liability by approximately $76.8 million (net of a valuation allowance as of December 31, 2010), subject to potential offset provided in the Tax Matters Agreement between us and GGP.  Our annual taxable income will determine how our tax liability is reduced each year.  This tax attribute carries over indefinitely until it is fully utilized.

Minority Ownership Interest in Summerlin Hospital Medical Center (Las Vegas, Nevada)

We have an indirect ownership interest of approximately 6.8% in the Summerlin Hospital Medical Center.  This property is a 450-bed hospital located on a 32-acre medical campus near Las Vegas.  The ownership structure entitles us to a pro-rata share of the cumulative undistributed profit in the hospital.  As of December 31, 2010, our share of the current undistributed profit was approximately $3.9 million, all of which has been collected as of April 4, 2011.  Summerlin Hospital Medical Center is located in our Summerlin master planned community.  It is an acute care facility with adjoining outpatient services for surgery, laboratory and radiology, as well as two medical office buildings.  The hospital completed a major renovation in 2009 that expanded the hospital to 450 beds (from 281 beds) and added a new six-story patient tower, an expanded emergency room, a four-story, 80,000 square foot medical office building and a 600-space parking garage.

The property’s majority owner and operator is a subsidiary of Universal Health Services, Inc. (“UHS”), one of the largest healthcare management companies in the nation.  UHS and our predecessors formed a joint venture to build and manage the hospital.  Our predecessor contributed the land and UHS provided the funds to build the hospital.

Note Approximating Office Lease Payments (Phoenix, Arizona)

We receive payments approximating the capital lease revenue that GGP receives from the Arizona 2 Office in Phoenix, Arizona.  These payments total approximately $6.9 million per year through the end of 2015.  The underlying real property interests in the Arizona 2 Office will continue to be owned by GGP and we will not own or obtain any real property interest therein or have any rights to receive payments after 2015.  The right to receive these payments is evidenced in the form of a promissory note issued by a subsidiary of GGP.

Profit Interest in Golf Courses at Summerlin and TPC Las Vegas, located in the Summerlin Master Planned Community (Las Vegas, Nevada)

We are entitled to receive residual payments from the Professional Golfers’ Association of America (the “PGA”) with respect to two golf courses, the TPC Summerlin and the TPC Las Vegas, through October 31, 2021.  We receive 75% of the net operating profits and 90% of all profits from membership sales at TPC Summerlin until such time as the original investment in the courses of $23.5 million has been recouped, which is projected to occur no sooner than 2015.  As of December 31, 2010, the remaining balance on our return on investment is approximately $7.4 million.  Once we have received payments from the PGA totaling $23.5 million, we are entitled to receive 20% of all net operating profits from the two courses through October 31, 2021, the termination date of the agreement with the PGA.  The TPC Summerlin is an 18-hole private championship course designed by golf course architect Bobby Weed with player consultant Fuzzy Zoeller.  TPC Las Vegas is an 18-hole public championship course designed by golf course architect Bobby Weed with player consultant Raymond Floyd. These represent the only two golf courses in Nevada that are owned and operated by the PGA Tour.

Strategic Developments

Our Strategic Developments segment is made up of near, medium and long-term real estate properties and development projects.  At present, these assets generally share the fundamental characteristic of requiring substantial future development to achieve their highest and best use.  As discussed elsewhere in this Annual Report on Form 10-K, our new board of directors and management are in the process of creating strategic plans for each of these assets based on market conditions and availability of capital which plans may differ significantly from our predecessors.  To be able to realize a development plan for any of these assets, in addition to the permitting and approval process attendant to almost all large-scale real estate development of this nature, we may need to obtain financing.

The following table summarizes our strategic development projects as of December 31, 2010:

Asset	Location	GLA		Size (Acres)	Net Book Value (Millions)	Acquisition Year
Bridges at Mint Hill	Charlotte, NC	—		162	$12.4	2007
Circle T Ranch and Power Center (a)	Dallas/Ft. Worth, TX	—		279	9.0	2005
Elk Grove Promenade	Elk Grove, CA	—		100	10.7	2003
The Shops at Summerlin Centre	Las Vegas, NV	—		106	35.6	2004
Ala Moana Condo Project	Honolulu, HI	—		—	22.8	2002	(c)
AllenTowne	Allen, TX	—		238	25.4	2006
Cottonwood Mall	Holladay, UT	6,600		54	20.3	2002
Kendall Town Center	Kendall, FL	—		91	18.6	2004
West Windsor	Princeton, NJ	—		658	20.6	2004
Fashion Show Air Rights	Las Vegas, NV	—		—	—	2004
Alameda Plaza	Pocatello, ID	190,341		22	2.4	2002
Century Plaza	Birmingham, AL	169,072	(b)	63	4.5	1997
Village at Redlands	Redlands, CA	—		5	6.9	2004
Redlands Promenade	Redlands, CA	—		10	2.8	2004
Lakemoor (Volo) Land	Lakemoor, IL	—		40	0.3	1995
Maui Ranch Land	Maui, HI	—		10	—	2002
Nouvelle at Natick	Natick, MA	—		—	13.4	2007	(c)
Total		366,013		1,838	$205.7

(a)   Represents our 50% interest in these two development projects.

(b)   Operating tenant space totals 16,706 square feet.

(c)   Represents date of initial construction.

Bridges at Mint Hill (Charlotte, North Carolina)

This property consists of vacant land located southeast of Charlotte, North Carolina, in the middle of some of the fastest growing areas in the Charlotte region.  The parcel is approximately 162 acres and consists of 120 developable acres and is currently zoned for approximately 997,000 square feet of retail, hotel and commercial development.  The land is divided by a small stream known as Goose Creek.  The current zoning plan contemplates connecting the two resulting parcels with two bridges over the creek.  Development will require construction of internal roadways, connecting bridges, expansion of roads and an installation of a force main (offsite) and pump station (onsite) for sewer utility.

The Mint Hill parcel is adjacent to a 52-acre parcel owned by Charlotte-based regional developer.  The developer parcel has been approved for up to 270,000 square feet of space and is expected to be anchored by three to five junior box retailers.

Circle T Ranch and Circle T Power Center (Dallas-Fort Worth, Texas)

Located at the intersection of Texas highways 114 and 170, Circle T Ranch is 20 miles north of downtown Fort Worth, in Westlake, Texas. The property is approximately 279 total acres on two parcels. The Circle T Ranch parcel contains 128 acres while the Circle T Power Center parcel contains 151 acres.  We maintain a 50% joint venture ownership interest with a local developer.

Elk Grove Promenade (Elk Grove, California)

Elk Grove Promenade was originally planned as a 1.1 million square foot outdoor shopping center on approximately 100 acres. Construction of the site began in 2007, but was delayed due to changing market conditions. Located approximately 17 miles southeast of Sacramento, the location affords easy access and visibility from State Highway 99 at Grant Line Road.  Plans for the site are being evaluated in light of evolving market conditions.

The Shops at Summerlin Centre (Las Vegas, Nevada)

Construction of The Shops at Summerlin Centre began in 2008 but was delayed due to changing market conditions.  The development project fronts Interstate 215 between Sahara Drive and Charleston Boulevard approximately nine miles west of the Las Vegas Strip.  Originally planned for approximately 1.5 million square feet of retail and office development, the 106 acre parcel is part of a 1,300 acre mixed-use town center for the Summerlin master planned community.  The project has the potential to be developed with retail, office, hotel and multifamily residential.  Plans for the future of this project are being evaluated in light of evolving market conditions.

Ala Moana Tower Condo Project (Honolulu, Hawaii)

We own the rights to develop a residential condominium tower over a parking structure at Ala Moana Center in Honolulu, Hawaii pursuant to a condominium declaration.  The declaration permits the construction of a first-class residential tower with up to 18 stories, and requires, among other things, that the scope of work for the residential tower project will include certain street-level improvements and a sewer line. The plans and specifications for the residential tower project will be subject to GGP’s review and approval per the declaration.

AllenTowne (Allen, Texas)

AllenTowne consists of 238 acres located at the high-traffic intersection of Highway 121 and U.S. Highway 75 in Allen, Texas, 27 miles northeast of downtown Dallas. We are considering plans to best position the property for the opportunities presented by evolving market conditions.

Cottonwood Mall (Holladay, Utah)

Located 7.5 miles from downtown Salt Lake City, in the city of Holladay, Utah, Cottonwood Mall is a unique infill development opportunity. In 2008, work began on a complete redevelopment of the 54-acre site, but development was delayed due to the changing economic environment.  The original mall was completely demolished with the exception of Macy’s, a tenant which continues to operate as a stand-alone store on the site. The project is entitled for 575,000 square feet of retail, 195,000 square feet of office and 614 residential units.

Kendall Town Center (Kendall, Florida)

Kendall Town Center is part of a 158-acre site located at the intersection of North Kendall Drive and SW 157th, approximately 18 miles southwest of downtown Miami. A 31 acre parcel was sold to Baptist Hospital in March 2008, and a 282,000 square foot hospital with 134 beds along with a 62,600 square foot medical office building are scheduled to open in 2011. Two separate 12 and six-acre parcels have also been sold. One parcel is expected to include a 120 room hotel with ancillary office and retail, while the other parcel is expected to house office space and a senior housing development.  We own the remaining 91 acres, which is currently entitled for 621,300 square feet of retail, 60,000 square feet of office space, and a 50,000 square foot community center.

West Windsor (Princeton, New Jersey)

West Windsor is a former Wyeth Agricultural Research & Development Campus on Quakerbridge Road and U.S. Route One near Princeton, New Jersey. The land consists of 658 total acres comprised of two large parcels which are bisected by Clarksville Meadows Road and a third smaller parcel.  Zoning, environmental and other development factors are currently being addressed in conjunction with a feasibility study of the site.

Fashion Show Air Rights (Las Vegas, Nevada)

We entered into a binding set of core principles with GGP pursuant to which we will have the right to acquire for nominal consideration an 80% ownership interest in the air rights above the portions of Fashion Show Mall located on the Las Vegas Strip.  This right is contingent upon the satisfaction of a number of conditions and will not become effective unless and until the existing loans and guaranties of Fashion Show Mall and The Shoppes at the Palazzo are satisfied in full.  This is currently scheduled to occur in May 2017.

Alameda Plaza (Pocatello, Idaho)

Alameda Plaza is located in Pocatello, Idaho at the intersection of Yellowstone Park Highway and Alameda Road. The 22-acre site contains 190,341 square feet of mostly vacant retail space. Redevelopment options are currently under consideration.

Century Plaza (Birmingham, Alabama)

Century Plaza is located on the eastern side of Birmingham, Alabama, on U.S. Route 78 (Crestwood Blvd.) near Interstate 20, across from Eastwood Village. In May 2009, the mall was shuttered. The only active use on the site is a 16,706 square foot grocery store that is operating on an outparcel. The site consists of approximately 63 acres with 169,072 of GLA.

Village at Redlands (Redlands, California)

The Redlands Mall is a single-level, 174,787 square foot enclosed shopping center at the intersection of Redlands Boulevard and Orange Street. Currently anchored by CVS, Denny’s and Union Bank, the site is located in downtown Redlands two blocks south of the Redlands Promenade site. The interior portion of the mall closed in September 2010.  Originally envisioned as a mixed-use retail and residential redevelopment, plans for the future of Redlands Mall are being evaluated in light of evolving market conditions.

Redlands Promenade (Redlands, California)

Redlands Promenade is a ten acre site located at Eureka and the I-10 freeway off ramp in Redlands, California.  The project is entitled for 125,000 square feet of retail development.

Lakemoor (Volo) Land (Lakemoor, Illinois)

This 40-acre vacant land parcel is located on Route 12 which is located 50 miles north of Chicago in a growing suburb.  The project has no utilities in place, but is located near two planned regional centers.

Maui Ranch Land (Maui, Hawaii)

This site consists of two, non-adjacent, ten-acre undeveloped land-locked parcels located near the Kula Forest Preserve on the island of Maui, Hawaii.  The land currently is zoned for native vegetation.  There is no ground right of way access to the land and there is no infrastructure or utilities currently in the surrounding area.  Accordingly, only a nominal value was ascribed to these parcels when they were acquired by our predecessors in conjunction with the purchase of Ward Centers.

Nouvelle at Natick Condominium (Natick, Massachusetts)

Nouvelle at Natick is a full service luxury condominium community comprised of 215 residences located in the Natick Collection in the Boston suburb of Natick, Massachusetts.  Nouvelle at Natick’s amenities include a 4,000 square foot private club, a 2,800 square foot fitness center and a 1.2-acre rooftop garden with winding boardwalks, native grasses, flowers and trees.  As of December 31, 2010, 159 of the 215 units have been sold and closed, and an additional seven units are under contract for sale, leaving a remaining inventory of 49.

Competition

The nature and extent of the competition we face depends on the type of property involved.  With respect to our master planned communities, we compete with other landholders and residential and commercial property developers in the development of properties within Las Vegas, Nevada and Houston, Texas and the Baltimore/Washington, D.C. markets.  Significant factors which we believe allow us to compete effectively in this business include:

•      the size and scope of our master planned communities;

•      the recreational and cultural amenities available within the communities;

•      the commercial centers in the communities, including those retail properties that we own and/or operate or may develop;

•      our relationships with homebuilders;

•      our level of debt relative to total assets; and

•      the proximity of our developments to major metropolitan areas.

We primarily compete for retail and office tenants within our operating assets.  We believe the principal factors that retailers consider in making their leasing decisions include: (1) consumer demographics; (2) quality, design and location of properties; (3) neighboring real estate projects that have been developed by our predecessors or that we, in the future, may develop; (4) diversity of retailers and anchor tenants at shopping center locations; (5) management and operational expertise; and (6) rental rates.

With respect to malls and development projects, our direct competitors include other commercial property developers, retail mall development and operating companies and other owners of retail real estate that engage in similar businesses.  With respect to our mixed-use development projects, we also will be required to compete for financing.

Environmental Matters

Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate.  These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances.  The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral.  In connection with our ownership and operation of our properties, we, or the relevant joint venture through which the property is owned, may be potentially liable for such costs.

Substantially all of our properties have been subject to Phase I environmental assessments, which are intended to evaluate the environmental condition of the surveyed and surrounding properties. Phase I environmental assessments typically include a historical review, a public records review, a site visit and interviews, but do not include soil sampling or subsurface investigations.  To date, the assessments have not revealed any known environmental liability that we believe would have a material adverse effect on our overall business, financial condition or results of operations.  Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that conditions have changed since the assessments were prepared (typically at the time the property was purchased or developed).  Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability on us, or the current environmental condition of our properties will not be adversely affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties (such as the presence on such properties of underground storage tanks) or by third parties unrelated to us.

Future development opportunities may require additional capital and other expenditures to comply with federal, state and local statutes and regulations relating to the protection of the environment.  In addition, there is a risk when redeveloping sites, that we might encounter previously unknown issues that require remediation or residual contamination warranting special handling or disposal, which could affect the speed of redevelopment. In addition, where redevelopment involves renovating or demolishing existing facilities, we may be required to undertake abatement and/or the removal and disposal of building materials or other remediation or cleanup activities that contain hazardous materials. We may not have sufficient liquidity to comply with such statutes and regulations or to address such conditions and may be required to halt or defer such development projects.  We cannot predict with any certainty the magnitude of any such expenditures or the long-range effect, if any, on our operations.  Compliance with such laws has not had a material adverse effect on our predecessors’ operating results or competitive position in the past but could have such an effect in the future.

Employees

As of December 31, 2010, we had approximately 155 employees, 110 of whom were leased temporarily from our predecessors under an employee leasing agreement.  Effective January 1, 2011, the leased employees became our direct employees and now devote all of their time to us and have ceased providing services to our predecessors.

Available Information

We maintain an internet website at www.howardhughes.com.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available and may be accessed free of charge through the Investors section of our internet website under the SEC Filings subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC.  Our internet website and included or linked information on the website are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves various risks. Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K and in the documents incorporated by reference herein and therein.  The risks and uncertainties described below are those that we deem currently to be material, and do not represent all of the risks that we face. Additional risks and uncertainties not presently known to us or that we currently do not consider material may in the future become material and impair our business operations. If any of the following risks actually occur, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. As a result, the trading price of our securities could decline, and you may lose all or part of your investment. You should also refer to the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes, and in our other periodic filings with the SEC.  Our business, prospects, financial condition or results of operations could be materially and adversely affected by the following:

Risks Related to our Business

We have a history of losses and may not be profitable in the future.

Prior to November 9, 2010, our historical combined financial data was carved-out from the financial information of GGP. This data shows that had we been a stand-alone company, we would have had a history of losses. We cannot assure you that we will achieve sustained profitability going forward.  For the years ended December 31, 2009 and 2008, we incurred losses from continuing operations of $702.9 million and $17.9 million, respectively.  Further, we have incurred losses from continuing operations subsequent to our spin-off from GGP due to significant impairment losses (due to revised operating strategies for certain of our assets) and warrant liability expenses related to the plan to emerge from bankruptcy and our new management team.  In addition, for the years ended December 31, 2010, 2009 and 2008, net cash used in operating activities was $67.9 million, $17.9 million and $50.7 million, respectively.  If we cannot improve our profitability or generate positive cash from our operating activities, the trading value of our common stock may decline.

We have minimal operating history as an independent company upon which investors can evaluate our performance, and accordingly, our prospects must be considered in light of the risks that any newly independent public company encounters.

We completed our spin-off from GGP on November 9, 2010, and have minimal experience operating as an independent public company and performing various corporate functions, including human resources, tax administration, legal (including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and with the periodic reporting obligations of the Securities Exchange Act of 1934, (the “Exchange Act”), treasury administration, investor relations, internal audit, insurance, information technology and telecommunications services, as well as the accounting for items such as equity compensation and income taxes.  Our business is subject to the substantial risks inherent in the commencement of a new business enterprise in an intensely competitive industry.  Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, particularly companies that are heavily affected by economic conditions and operate in highly competitive environments.

We may face potential difficulties in obtaining operating and development capital.

The successful execution of our business strategy will require us to obtain substantial amounts of operating and development capital. Sources of such capital could include bank borrowings, public and private offerings of debt or equity, sale of certain assets and joint ventures with one or more third parties. In recent years, it has been difficult for companies with substantial profitable operating histories to source capital for real estate development and acquisition projects, as well as basic working capital needs. We may find it difficult or impossible to acquire cost-effective capital to implement our business strategy because of our limited operating history as a stand-alone company and poor economic conditions.

Our ability to operate our business effectively may suffer if we do not establish our own financial, administrative and other support functions to operate as a stand-alone company.

Prior to our spin-off from GGP, we relied on the financial, administrative and other support functions of GGP to operate our business and we continue to rely on GGP for these and other vital services on a transitional basis pursuant to the Transition Services Agreement that we entered into with GGP in connection with the spin-off.

We also needed to rapidly establish our own accounting policies and internal controls over financial accounting.  As a result of our spin-off, we became subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act and are required to prepare our financial statements in accordance with GAAP for filing with the SEC.  In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. The Sarbanes-Oxley Act requires that we, among other things, establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. We may not be successful in identifying and establishing the requisite controls and procedures.  In addition, establishing and monitoring these controls could result in significant costs to us and require us to divert substantial resources, including management time, from other activities.  Any failure in our own financial or administrative policies and systems could impact our financial performance and could materially harm our business and financial performance.

We may be unable to develop and expand our properties in our Strategic Developments segment.

Our business objective in our Strategic Developments segment is to develop and redevelop our properties, which we may be unable to do if we do not have or cannot obtain sufficient capital to proceed with planned development, redevelopment or expansion activities.  In addition, the construction costs of a project, including labor and materials may exceed original estimates or available financings.  We may be unable to obtain zoning, governmental permits and authorizations or anchor store, mortgage lender and property partner approvals that are required for any such development, redevelopment or expansion.  We may abandon redevelopment or expansion activities already under way which we are unable to complete, which may result in additional cost recognition.  In addition, if redevelopment, expansion or reinvestment projects are unsuccessful, the investment in such project may not be fully recoverable from future operations or sale.

In connection with the spin-off we entered into several agreements with GGP with respect to certain of our assets and we may have conflicts with GGP which could adversely affect our business.

In connection with the spin-off, we entered into several agreements with GGP that govern our respective rights and obligations with respect to several of our assets. We may have economic or business interests that are divergent from GGP’s in relation to a particular asset, and we may have disagreements with GGP with respect to how these assets are managed and developed in the future.

A prolonged recession in the national economy, or a further downturn in national or regional economic conditions, could adversely impact our business.

The collapse of the housing market, together with the recent crisis in the credit markets, have resulted in a recession in the national economy with high unemployment, a lower gross domestic product and reduced consumer spending.  During such times, potential customers often defer or avoid real estate purchases due to the substantial costs involved, causing land and other real estate prices to significantly decline.  Significantly tighter lending standards for borrowers are also having a significant negative effect on demand.  A record number of homes in foreclosure and forced sales by homeowners under distressed economic conditions are significantly contributing to the high levels of inventories of lots available for sale in some of our master planned communities.

The housing market and the demand from builders for lots is local and can be very volatile, and projected lot sales used in our feasibility analysis may not be met.  In addition, the success of our master planned communities business is heavily dependent on local housing markets in Las Vegas, Nevada, Houston, Texas and Baltimore, Maryland/Washington, D.C., which in turn are dependent on the health and growth of the economies and availability of credit in these regions.

We do not know how long the downturn in the residential and commercial real estate markets will last or when real estate markets will return to more normal conditions.  High unemployment, lack of consumer confidence and other adverse conditions in the current economic recession could significantly delay a recovery in real estate markets.  Our business will suffer until market conditions improve.  If market conditions were to worsen, the demand for our real estate products could further decline, negatively impacting our earnings, cash flow and liquidity.  A prolonged recession could have a material adverse effect on our business, results of operations and financial condition.

Some of our directors are involved in other businesses including real estate activities and public and/or private investments and, therefore, may have competing or conflicting interests with us.

Certain of our directors have and may in the future have interests in other real estate business activities, including in GGP, and may have control or influence over these activities or may serve as investment advisors, directors or officers.  These interests and activities, and any duties to third parties arising from such interests and activities, could divert the attention of such directors from our operations.  Additionally, certain of our directors are engaged in investment and other activities in which they may learn of real estate and other related opportunities in their non-director capacities.  Our Code of Business Conduct and Ethics applicable to our directors expressly provides, as permitted by Section 122(17) of the Delaware General Corporation Law (the “DGCL”), that our non-employee directors are not obligated to limit their interests or activities in their non-director capacities or to notify us of any opportunities that may arise in connection therewith, even if the opportunities are complementary to or in competition with our businesses.  Accordingly, we have, and investors in our common stock should have, no expectation that we will be able to learn of or participate in such opportunities.  If any potential business opportunity is expressly presented to a director exclusively in his or her director capacity, the director will not be permitted to pursue the opportunity, directly or indirectly through a controlled affiliate in which the director has an ownership interest, without the approval of the independent members of our board of directors.

We may face potential successor liability.

We may be subject to successor liability based on previous actions of our predecessors.  Such liability may arise in a number of circumstances, such as: (1) if a creditor of our predecessors did not receive proper notice of the pendency of the GGP bankruptcy proceedings or the deadline for filing claims; (2) the injury giving rise to, or source of, a creditor’s claim did not manifest itself in time for the creditor to file the creditor’s claim; (3) a creditor did not timely file the creditor’s claim in such bankruptcy case due to excusable neglect; (4) we are found liable for our predecessors’ tax liabilities under a federal and/or state theory of successor liability; or (5) the order of confirmation for the GGP bankruptcy plan is found to be procured by fraud.  If we should become subject to such successor liability, it could materially adversely affect our business, financial condition and results of operations.

Significant competition could have an adverse effect on our business.

The nature and extent of the competition we face depends on the type of property involved.  With respect to our master planned communities, we compete with other landholders and residential and commercial property developers in the development of properties within the Las Vegas, Nevada, Houston, Texas and Baltimore/Washington, D.C. markets.  A number of residential and commercial developers, some with greater financial and other resources, compete with us in seeking resources for development and prospective purchasers and tenants.  Competition from other real estate developers may adversely affect our ability to attract purchasers and sell residential and commercial real estate; sell undeveloped rural land, attract and retain experienced real estate development personnel or obtain construction materials and labor.  These competitive conditions can make it difficult to sell land at desirable prices and can adversely affect operations, financial condition or results of operations.

There are numerous shopping facilities that compete with our operating retail properties in attracting retailers to lease space.  In addition, retailers at these properties face continued competition from other retailers, including retailers at other regional shopping centers, whether owned by GGP or otherwise, outlet malls and other discount shopping centers, discount shopping clubs, catalog companies, internet sales and telemarketing.  Competition of this type could adversely affect our results of operations and financial condition.

In addition, we will compete with other major real estate investors with significant capital for attractive investment and development opportunities.  These competitors include REITs, such as GGP, investment banking firms and private institutional investors.

Our results of operations in our Operating Assets and Strategic Developments segments are subject to significant fluctuation by various factors that are beyond our control.

Our results of operations in our Operating Assets and Strategic Developments segments are subject to significant fluctuations by various factors that are beyond our control.  Fluctuations in these factors may decrease or eliminate the income generated by a property, and include:

•      the regional and local economy, which may be negatively impacted by plant closings, industry slowdowns, increased unemployment, lack of availability of consumer credit, levels of consumer debt, housing market conditions, adverse weather conditions, natural disasters and other factors;

•      local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants;

•      perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property;

•      the convenience and quality of competing retail properties and other retailing options such as the internet;

•      our ability to lease space, collect rent and attract new tenants; and

•      tenant rent prices, which may decline for a variety of reasons, including the impact of co-tenancy provisions in lease agreements with certain tenants.

A decline in our results of operations in our Operating Assets and Strategic Developments segments could have a negative impact on the trading price of our common stock.

If the recoverable values of our remaining inventory of real estate assets were to drop below the book value of those properties, we would be required to write-down the book value of those properties, which would have an adverse affect on our balance sheet and our earnings.

Some of our projects have expensive amenities, such as pools, golf courses and clubs, or feature elaborate commercial areas requiring significant capital expenditures.  Many of these costs are capitalized as part of the book value of the project.  Adverse market conditions, in certain circumstances, may require the book value of real estate assets to be decreased, often referred to as a “write-down” or “impairment.”  A write-down of an asset would decrease the value of the asset on our balance sheet and would reduce our earnings for the period in which the write-down is recorded.

We recorded impairment charges of $503.4 million, $680.3 million and $52.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.  If market conditions were to continue to deteriorate, and the recoverable values for our real estate inventory and other project land were to fall below the book value of these assets, we could be required to take additional write-downs of the book value of those assets and such write-downs could be material.

We are a holding company and depend on our subsidiaries for cash.

We are a holding company, with no operations of our own.  In general, we depend on our subsidiaries for cash and our operations are conducted almost entirely through our subsidiaries.  Our ability to generate cash to pay our operating expenses is dependent on the earnings of and the receipt of funds from subsidiaries through dividends, distributions or intercompany loans.  The ability of our subsidiaries to pay any dividends or distributions is limited by their responsibilities to satisfy their own obligations, if any, to their creditors and preferred stockholders before making any dividends or distributions to their parent holding companies.  In addition, Delaware law imposes requirements that may restrict the ability to pay dividends to holders of our common stock.

Our business model includes entering into joint venture arrangements with strategic partners.  This model may not be successful and our business could be adversely affected if we are not able to successfully attract desirable strategic partners or complete agreements with strategic partners.

We currently have and intend to enter into further joint venture partnerships.  These joint venture partners may bring development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets.  We cannot assure you, however, that we will have sufficient resources, experience and/or skills to locate desirable partners.  We also may not be able to attract partners who want to conduct business in the locations where our properties are, and who have the assets, reputation or other characteristics that would optimize our development opportunities.

While we generally participate in making decisions for our jointly owned properties and assets, we might not always have the same objectives as the partner in relation to a particular asset, and we might not be able to formally resolve any issues that arise.  For example, the Woodlands master planned community is jointly owned and we make decisions with our joint venture partner.  We cannot control the ultimate outcome of any decision made, which may be to the detriment to holders of our common stock.  Some of our interests, such as the Summerlin Medical Hospital Center, are controlled entirely by our partners.

The bankruptcy of one of the other investors in any of our properties could materially and adversely affect the relevant property or properties.  If this occurred, we would be precluded from taking some actions affecting the estate of the other investor without prior court approval which would, in most cases, entail prior notice to other parties and a hearing.  At a minimum, the requirement to obtain court approval may delay the actions we would or might want to take.  If the relevant joint venture through which we have invested in a property has incurred recourse obligations, the discharge in bankruptcy of one of the other investors might result in our ultimate liability for a greater portion of those obligations than would otherwise be required.

Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations.

Future terrorist attacks in the United States or other acts of violence may result in declining economic activity, which could harm the demand for goods and services offered by tenants and the value of our properties and might adversely affect the value of an investment in our securities.  Such a resulting decrease in retail demand could make it difficult to renew or re-lease properties at lease rates equal to or above historical rates.  Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations.  To the extent that tenants are affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases.  These acts might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies.  Any one of these events might decrease demand for real estate, decrease or delay the occupancy of new or redeveloped properties, and limit access to capital or increase the cost of capital.

Some of our properties are subject to potential natural or other disasters.

A number of our properties are located in areas which are subject to natural or other disasters, including hurricanes, earthquakes and oil spills.  Some of our properties are located in coastal regions, and would therefore be affected by increases in sea levels, the frequency or severity of hurricanes and tropical storms, or environmental disasters such as the oil spill in the Gulf of Mexico, whether such events are caused by global climate changes or other factors.

Some potential losses are not insured.

We carry comprehensive liability, fire, flood, earthquake, terrorism, extended coverage and rental loss insurance on all of our properties.  We believe the policy specifications and insured limits of these policies are adequate and appropriate.  There are some types of losses, including lease and other contract claims, which generally are not insured.  If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.  If this happens, we might remain obligated for any mortgage debt or other financial obligations related to the property.

We may be subject to potential costs to comply with environmental laws.

Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination.  These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous or toxic substances.  The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral.  Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopments, and also govern emissions of and exposure to asbestos fibers in the air.  Federal and state laws also regulate the operation and removal of underground storage tanks.  In connection with the ownership, operation and management of certain properties, we could be held liable for the costs of remedial action with respect to these regulated substances or tanks or related claims.

Inflation may adversely affect our financial condition and results of operations.

Should inflation increase in the future, we may experience any or all of the following:

•      tenant sales may be impacted;

•      difficulty replacing or renewing expiring leases with new leases at higher base and/or overage rent;

•      an inability to receive reimbursement from tenants for their share of certain operating expenses, including common area maintenance, real estate taxes and insurance; and

•      difficulty marketing and selling land for development of residential real estate properties.

Inflation also poses a potential risk due to the probability of future increases in interest rates. Such increases would adversely impact outstanding variable-rate debt as well as result in higher interest rates on new debt.

Indebtedness could have an adverse impact on our financial condition and operating flexibility.

As of December 31, 2010, our consolidated debt was approximately $318.7 million of which approximately $7.0 million is recourse. Approximately $7.0 million of our consolidated debt is expected to require repayment in 2011.

In addition, as of December 31, 2010, our share of the debt of our Real Estate Affiliates was approximately $158.2 million and such debt was scheduled to mature in 2011. In March 2011, the Woodlands Partnerships refinanced their debt by entering into a $270 million facility which expires in 2014 and a $36.1 million facility which expires in 2012. After the refinancings, our share of the debt of our Real Estate Affiliates is approximately $141.0 million.  Our indebtedness, particularly if increased over time, could have important consequences on the value of our common stock including:

•      limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of business strategy or other purposes;

•      limiting our ability to use operating cash flow in other areas of the business or to pay dividends;

•      increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given that certain indebtedness bears interest at variable rates;

•      limiting our ability to capitalize on business opportunities, reinvest in and develop their properties, and to react to competitive pressures and adverse changes in government regulation;

•      limiting our ability, or increasing the costs, to refinance indebtedness; and

•      giving secured lenders the ability to foreclose on assets.

Risks Related to Spin-off.

We may be required to pay substantial U.S. federal income taxes related to certain prior sales of assets in our Master Planned Communities segment.

In connection with the spin-off, GGP has agreed to indemnify us from and against 93.75% of any losses, claims, damages, liabilities and reasonable expenses to which we become subject, in each case solely to the extent attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010, in an amount equal to a maximum of $303.8 million, plus applicable interest.  We will be responsible for the remainder of any such taxes.  GGP may not have sufficient cash to reimburse us for its share of these taxes described above.  We have ongoing IRS audits related to the foregoing taxes that, whether resolved by litigation or otherwise, could impact the timing of the items subject to indemnification by GGP.  In addition, if the IRS were successful in litigation with respect to such audits, we may be required to change our method of tax accounting for certain transactions, which could affect the timing of our future tax payments, increasing our tax payments in the short term relative to our current tax cost projections.

If the spin-off does not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, then GGP and its subsidiaries may be required to pay substantial U.S. federal income taxes, and we may be obligated to indemnify GGP and its subsidiaries for such taxes.

In connection with our spin-off, GGP received a private letter ruling from the IRS to the effect that the spin-off transactions qualified as tax-free to GGP and its subsidiaries for U.S. federal income tax purposes.  A private letter ruling from the IRS generally is binding on the IRS.  Such IRS ruling does not establish that the spin-off satisfied every requirement for a tax-free spinoff, and the parties have relied solely on the advice of counsel for comfort that such additional requirements are satisfied.

The IRS ruling is based on, among other things, certain representations and assumptions as to factual matters made by GGP.  The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the IRS ruling at the time of and subsequent to the spin-off.  In addition, the IRS ruling is based on current law and cannot be relied upon if current law changes with retroactive effect.  If the spin-off were to be treated as taxable, GGP and holders of GGP common stock may be faced with significant tax liability with respect to the spin-off.

We entered into a Tax Matters Agreement with GGP, pursuant to which GGP may be held liable for the cost of the failure of the spin-off to qualify as a tax-free distribution if GGP caused such failure, whether by an action taken before or after the spin-off.  If we caused such failure, whether by an action taken before or after the spin-off, we could be liable for such costs.  If the cause for the failure cannot be determined or was not caused by a single party, then we and GGP will share such liability based on relative market capitalization.  Moreover, although we have agreed to share certain tax liabilities with GGP, we may be liable at law to a taxing authority for some of these tax liabilities and, if GGP were to default on their obligations to us, we would be responsible for the entire amount of these liabilities.

There is a risk of investor influence over our company that may be adverse to our best interests and those of our other stockholders.

M.B. Capital Partners and certain of its affiliates (collectively, “M.B. Capital”), Pershing Square Capital Management, L.P. (“Pershing Square”) and Brookfield Retail Holdings LLC (“Brookfield”) beneficially own 17.4%, 9.5% and 6.4%, respectively, of our outstanding common stock (excluding shares issuable upon the exercise of warrants).  Under the terms of our stockholder agreements, Pershing Square currently has the ability to designate three members of our board of directors, and Brookfield currently has the ability to designate one member.

Although Pershing Square has entered into a standstill agreement to limit its influence over us, the concentration of ownership of our outstanding common stock held by M.B. Capital, Pershing Square, Brookfield and other substantial stockholders may make some transactions more difficult or impossible without the support of these stockholders, or more likely with the support of these stockholders.  The interests of our substantial stockholders could conflict with or differ from the interests of our other stockholders.  For example, the concentration of ownership held by M.B. Capital, Pershing Square and Brookfield, even if these stockholders are not acting in a coordinated manner, could allow M.B. Capital, Pershing Square and Brookfield to influence our policies and strategy and could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that may otherwise be favorable to us and our other stockholders.

Certain of our directors have interests in GGP that may be adverse to our interests, limiting how we conduct business with GGP.

Brookfield and Pershing Square, both of whom have representatives on our board, hold material economic interests in GGP. Accordingly, we expect that a number of our directors may have, or appear to have, conflicting interests relating to us and GGP.  It may be important for us to do business with GGP in the future or to supplement or amend the initial agreements between us and reorganized GGP as circumstances change.  Actual or perceived conflicts of interest may decrease the effectiveness of our board of directors in dealing with GGP.  For example, directors with helpful expertise may be required or decide to recuse themselves from deliberation or voting on matters involving GGP, and certain transactions in our best interests may not be pursued at all because of the risk of an appearance of a conflict or other considerations.

We will be exposed to risks relating to evaluations of our internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are in the process of evaluating our internal control systems to allow management to report on, and our independent auditors to assess, our internal control over financial reporting.  We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.  We are required to comply with Section 404 by no later than December 31, 2011.  We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated.  As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal control that materially affect, or are reasonably likely to materially affect, internal controls over financial reporting.  A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC.  In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline.  If we fail to remedy any material weakness, our financial statements may be inaccurate, our access to the capital markets may be restricted and the trading price of our common stock may decline.

Risks Related to Our Common Stock

The trading price of our common stock may fluctuate widely.

We cannot predict the prices at which our common stock may trade.  The market price of our common stock may fluctuate widely, depending upon many factors, some of which may be beyond our control, including:

•    our quarterly or annual earnings, or those of other comparable companies;

•    actual or anticipated fluctuations in our operating results and other factors related to our business;

•    announcements by us or our competitors of significant acquisitions or dispositions;

•    the failure of securities analysts to cover our common stock;

•    changes in earnings estimates by securities analysts or our ability to meet those estimates;

•    the operating and stock price performance of other comparable companies;

•    our ability to implement our business strategy;

•    our tax payments;

•    our ability to raise capital;

•    overall market fluctuations; and

•    general economic conditions.

Further, M.B. Capital, Pershing Square and Brookfield currently beneficially own 17.4%, 9.5%, and 6.4%, respectively, of our common stock (excluding shares issuable upon exercise of the warrants).  The principal holders of our common stock may hold their investments for an extended period of time, thereby decreasing the number of shares available in the market and creating artificially low supply for, and trading prices of our common stock.

Provisions in our certificate of incorporation, our by-laws, Delaware law and certain of the agreements we entered into as part of our spin-off may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

Our certificate of incorporation and bylaws contain the following limitations:

•    the inability of our stockholders to act by written consent;

•    restrictions on the ability of stockholders to call a special meeting without 15% of more of the voting power of the issued and outstanding shares entitled to vote generally in the election of our directors;

•    rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; and

•    the right of our board of directors to issue preferred stock without stockholder approval.

Additionally, our certificate of incorporation imposes certain restrictions on the direct or indirect transferability of our securities to assist in the preservation of our valuable tax attributes (generally consisting of (1) approximately $400 million of suspended federal income tax deductions and (2) a relatively high federal income tax basis in our assets), including, subject to certain exceptions, that until such time as our board of directors determines that it is no longer in our best interests to continue to impose such restrictions (i) no person or entity may acquire or accumulate the Threshold Percentage (as defined below) or more (as determined under tax law principles governing the application of section 382 of the Internal Revenue Code) of our securities, and (ii) no person owning directly or indirectly (as determined under such tax law principles) on the date of our spin-off, after giving effect to the spin-off plan, the Threshold Percentage or more of our securities may acquire additional securities of ours.  Notwithstanding the restrictions in our certificate of incorporation, no assurance can be given regarding our ability to preserve our tax attributes.  Threshold Percentage means, in the case of (i) our common stock, 4.99% of the number of outstanding shares of our common stock and (ii) any other class of our equity, 4.99% of each such class.

There may be dilution of our common stock from the exercise of outstanding warrants, which may materially adversely affect the market price of our common stock and negatively impact a holder’s investments.

The exercise of some or all of the outstanding warrants to purchase shares of our common stock would materially dilute the ownership interest of our existing stockholders.  Likewise, any additional issuances of common stock, through The Howard Hughes Corporation 2010 Equity Incentive Plan or otherwise, will dilute the ownership interests of our existing stockholders.  Any sales in the public market of such additional common stock could adversely affect prevailing market prices of the outstanding shares of our common stock.  In addition, the existence of our outstanding warrants may encourage short selling or arbitrage trading activity by market participants because the exercise of our warrants could depress the price of our common stock.

Additional issuances and sales of our capital stock or securities convertible into or exchangeable for our capital stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at a favorable time and price.

Brookfield is subject to restrictions on its ability to sell our common stock and its warrants to acquire our common stock.  After these restrictions expire, shares held by Brookfield may be sold in the public markets. The price of our common stock may drop significantly when such restrictions expire.  In addition, certain of our substantial stockholders, including Brookfield and Pershing Square, have the right to purchase the number of our shares as necessary to allow the stockholder to maintain its proportionate ownership interests on a fully diluted basis, for so long as the stockholder beneficially owns at least 5% of our outstanding common stock on a fully-diluted basis

In most circumstances, stockholders will not be entitled to vote on whether or not additional capital stock or securities convertible into or exchangeable for our capital stock is issued.  In addition, depending on the terms and pricing of an additional offering of common stock or securities convertible into or exchangeable for our capital stock, and the value of our properties, stockholders may experience dilution in both the book value and the market value of their shares.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our principal executive offices are located in Dallas, Texas where we lease approximately 4,927 square feet under an arrangement that expires on October 31, 2012. In January of 2011, we entered into a month-to-month lease for an additional 3,598 square feet at our current location. We have reached an agreement in principle with our current lessor to lease approximately 21,000 square feet beginning in June 2011 at the same location. At that time, we will be released from our obligations under our current leases. We believe that our facilities are adequate to meet our current needs and that the new lease will not have a material impact on our financial condition.

Our Master Planned Communities and our Strategic Developments assets are described above in Note 1.  The leases we have with our tenants at our retail operating asset locations within our Operating Assets segment generally include base rent and common area maintenance charges.  The table below summarizes certain metrics of such properties as of December 31, 2010.  Each column should be read on a stand alone basis.  You may not be able to derive conclusions by calculating data from more than one column.

				Year Ended December 31, 2010
Property	Location	Mall and Freestanding GLA (a)		Average Annual Tenant Sales per Square Foot (b)	Mall and Other Rental NOI (000) (c)		Average Sum of Rent and Recoverable Common Area Costs per Square Foot (d)	Occupancy Cost (j)	NOI Margin (k)

Ward Centers	Honolulu, HI	1,000,817	(e)	$406	$22,980		$42	10%	55%
South Street Seaport	New York, NY	298,759	(f)	537	5,096	(i)	67	8%	26%
Landmark Mall	Alexandria, VA	440,325	(g)	138	1,519		17	8%	25%
Park West	Peoria, AZ	249,168		205	366		22	10%	7%
Rio West	Gallup, NM	333,077	(f)(h)	147	1,899		15	10%	40%
Riverwalk Marketplace	New Orleans, LA	194,452	(f)	261	955		30	9%	45%
Cottonwood Square	Salt Lake City, UT	77,079	(f)	170	484		17	10%	36%
Total		2,593,677			$33,299

(a) Includes the gross leaseable area of freestanding retail locations that are not attached to primary complex of buildings that comprise a shopping center.

(b) Tenant sales per square foot is calculated as a sum of the comparable sales for the year ended December 31, 2010 for tenants that track sales, divided by the comparable square footage for the same period.  We include in our calculations of comparable sales and comparable square footage properties that have been owned and operated for the entire time during the twelve month period and exclude properties at which significant physical or merchandising changes have been made.

(c) NOI includes revenue and expenses according to U.S. GAAP, excluding straight-line rent, market lease amortization, depreciation and other amortization expense.

(d) Includes $12.69 of common area maintenance charges per square foot. Calculated as base rent and common area maintenance charges divided by the square footage occupied by mall tenants.  The calculation includes the terms of each lease in effect at the time of the calculation, including any tenant concessions such as rent abatements, allowances or other concessions, that may have been granted. Calculations exclude rent, charges and square footage for temporary tenants (leases less than one year). Excludes anchor stores.

(e) Excludes 153,928 SF related to ground leases of which we are the lessor.

(f) All of the project is on a ground lease where HHC is the ground lessee.

(g) Excludes 438,937 SF in project that is owned and occupied by Sears and Macy’s.

(h) Excludes 180,946 SF of outparcel improvements in project currently owned by tenant.

(i) Excludes a provision for bad debt of $1.2 million related to a single tenant.

(j) Occupancy cost is calculated by dividing average annual tenant sales by average sum of rent and common area costs.

(k) NOI margin is calculated by dividing NOI by the product of GLA and the average sum of rent and recoverable common area costs per square foot.

The following table sets forth the occupancy rates, excluding anchor stores, for each of the last five years for our Retail Operating Assets:

	2010	2009	2008	2007	2006
Ward Centers	95.0%	93.5%	91.5%	93.9%	95.0%
South Street Seaport	89.7%	91.3%	92.6%	91.9%	76.0%
Landmark Mall (a)	76.0%	85.5%	87.9%	80.6%	80.0%
Park West (b)	62.5%	63.6%	85.4%	59.9%	n.a.
Rio West	91.8%	92.4%	96.3%	92.5%	89.2%
Riverwalk Marketplace	87.9%	84.5%	69.3%	53.5%	65.6%
Cottonwood Square (c)	78.2%	73.8%	91.6%	95.7%	98.3%

n.a. - not available

(a) Loss of permanent and specialty tenants in 2010 due to potential redevelopment.

(b) Partially opened in 2007, the 2008 occupancy rate reflects a lower GLA due to the timing of space added on-line.  Full GLA was achieved in 2009.

(c) Includes 41,612 square feet of retail space leased through March 2013 that is currently unoccupied.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of our business, we are from time to time involved in legal proceedings related to the ownership and operations of our properties.  Neither we nor any of our Real Estate Affiliates is currently involved in any legal or administrative proceedings that we believe are likely to have a materially adverse effect on our business, results of operations or financial condition.

ITEM 4.  [RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “HHC.”  The following table presents the high and low sales prices for our common stock on the NYSE since November 5, 2010, the date that our common stock began “when-issued” trading on the NYSE.

	Stock Price
	High	Low
2010:
Fourth Quarter (Since November 5, 2010)	$56.25	$31.00

As of April 4, 2011, there were 2,820 holders of record of our common stock.

There were no dividends declared or paid from the date of our spin-off from GGP through December 31, 2010.  Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors the board of directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth the selected consolidated and combined financial and other data of our business for the most recent five years.  We were formed in 2010 to receive certain assets and liabilities of our predecessors in connection with their emergence from bankruptcy. We did not conduct any business and did not have any material assets or liabilities until our spin-off was completed on November 9, 2010.  The selected historical financial data set forth below as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008 has been derived from our audited consolidated and combined financial statements, which are included elsewhere in this Annual Report on Form 10-K.  The selected historical combined financial data as of December 31, 2008 was derived from our audited combined financial statements which are not included in this Annual Report on Form 10-K.  The selected historical combined financial as of December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2006 were derived from our unaudited combined financial statements which are not included in this Annual Report on Form 10-K. Our spin-off did not change the carrying value of our assets and liabilities, and operations for 2010 have been presented as the aggregation of the combined results from January 1, 2010 to November 9, 2010 and the consolidated results from November 10, 2010 to December 31, 2010.

Prior to the spin-off, our combined financial statements were carved out from the financial books and records of GGP at a carrying value reflective of historical cost in GGP’s records.  Our historical financial results for these periods reflect allocations for certain corporate costs, and we believe such allocations are reasonable. Such results do not reflect what our expenses would have been had the Company been operating as a separate stand-alone publicly traded company.  The historical combined financial information presented for periods prior to our separation from GGP will not be indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone entity during such periods.

The historical results set forth below do not indicate results expected for any future periods.  The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Operating Data:
Revenues	$142,719	$136,348	$172,507	$260,498	$548,714
Depreciation and amortization	(16,563)	(19,841)	(18,421)	(22,995)	(21,362)
Provisions for impairment	(503,356)	(680,349)	(52,511)	(125,879)	(90)
Other operating expenses	(134,667)	(128,833)	(141,392)	(196,121)	(408,084)
Interest (expense) income, net	(2,053)	712	1,105	1,504	1,737
Reorganization items	(57,282)	(6,674)	—	—	—
Warrant liability expense	(140,900)	—	—	—	—
Benefit from (provision for) income taxes	633,459	23,969	(2,703)	10,643	(83,782)
Equity in income (loss) of Real Estate Affiliates	9,413	(28,209)	23,506	68,451	28,051
Income (loss) from continuing operations	(69,230)	(702,877)	(17,909)	(3,899)	65,184
Discontinued operations- loss on dispositions	—	(939)	—	—	—
Net income (loss)	(69,230)	(703,816)	(17,909)	(3,899)	65,184
Allocation to noncontrolling interests	(201)	204	(100)	(101)	(2,265)
Net income (loss) attributable to common stockholders	$(69,431)	$(703,612)	$(18,009)	$(4,000)	$62,919

Basic and Diluted Income (Loss) Per Share:
Continuing operations	$(1.84)	$(18.64)	$(0.48)	$(0.11)	$1.69
Discontinued operations	—	(0.02)	—	—	—
Total basic and diluted income (loss) per share	$(1.84)	$(18.66)	$(0.48)	$(0.11)	$1.69

Cash Flow Data:
Operating activities	$(67,899)	$(17,870)	$(50,699)	$(52,041)	$190,036
Investing activities	(111,829)	(21,432)	(300,201)	(146,208)	(163,903)
Financing activities	461,206	37,543	348,424	183,073	(13,538)

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Investments in real estate - cost	$2,317,576	$2,827,814	$3,376,321	$2,935,919	$2,761,275
Total assets	3,022,707	2,905,227	3,443,956	3,024,827	2,882,493
Total debt	318,660	342,833	358,467	373,036	417,011
Total equity	2,179,107	1,503,520	1,985,815	1,610,672	1,365,238

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks, uncertainties, assumptions and other factors, including those described in Part I, “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.  These factors could cause our actual results in 2011 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements.  You are cautioned not to place undue reliance on this information which speaks only as of the date of this report.  We are not obligated to update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file periodic reports with the SEC.

All references to numbered Notes are to specific footnotes to our Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K and which descriptions are incorporated into the applicable response by reference.  The following discussion should be read in conjunctions with such Consolidated and Combined Financial Statements and related Notes.  Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) have the same meanings as in such Notes.

Overview

We are a real estate company created to specialize in the development of master planned communities, the redevelopment or repositioning of real estate assets currently generating revenues, also called operating assets, and other strategic real estate opportunities in the form of entitled and unentitled land and other development rights.  Our assets are located across the United States and our goal is to create sustainable, long-term growth and value for our stockholders. We expect the competitive position and desirable location of certain of our assets (which collectively comprise millions of square feet and thousands of acres of developable land), combined with their operations and long-term opportunity through entitlements, land and home site sales and project developments, to drive our income and growth.

We designated a new board of directors and management team in connection with our spin-off from GGP on November 9, 2010.  Our asset composition and business strategy differs from GGP because we are primarily focused on development assets and commercial properties that require re-positioning to maximize their value.  The performance of such assets has a greater effect on us than GGP because GGP’s business consists of operating stabilized, cash-flowing retail properties.  We are focused on maximizing value from our assets and our new board of directors and management team continues to develop and refine business plans to achieve that goal.

We expect to pursue development opportunities for a number of our assets that were previously postponed due to lack of liquidity resulting from deteriorating economic conditions, the credit market collapse and the bankruptcy filing of our predecessors, and to develop plans for other assets for which no plans had been developed.  We are in the process of assessing the opportunities for these assets, which currently are in various stages of completion, to determine how to finance their completion and how to maximize their long-term value potential, which may include entering into joint venture arrangements.

We operate our business in three segments:  Master Planned Communities, Operating Assets and Strategic Developments.  Certain assets have been reclassified between segments, for all periods presented, from the presentation of such segments by our predecessor due to changes in 2010 in our management team as discussed above and in Note 15.  Unlike most real estate companies which are limited in their activities because they have elected to be taxed as a real estate investment trusts, we have no restrictions on our operating activities or types of services that we can offer, which we believe provide the most flexibility for maximizing the value of our real estate portfolio.

Results of Operations

Our revenues primarily are derived from the sale of individual lots at our master planned communities to home builders and from tenants at our operating assets in the form of fixed minimum rents, overage rent and recoveries of operating expenses. We have presented the following discussion of our results of operations on a segment basis under the proportionate share method. Under the proportionate share method, our share of the revenues and expenses of the properties owned by our Real Estate Affiliates is combined with the revenues and expenses of the Combined Properties.  See Note 15 for additional information including our discussion of our three reportable segments as well as reconciliations of our segment basis results to GAAP basis results.

We use a number of operating measures for assessing operating performance of our communities, assets, properties and projects within our segments, some of which may not be common among all three of our segments. We believe that investors may find some operating measures more useful than others when separately evaluating each segment.  One common operating measure used to assess operating results for our business segments is real estate property earnings before taxes (“EBT”).  Management believes that EBT provides useful information about our operating performance.

EBT is defined as net income (loss) from continuing operations plus: (1) reorganization items (2) income tax provision (benefit);  (3) warrant liability expense; (4) strategic initiatives; (5) general and administrative costs; and (6) the items above of unconsolidated Real Estate Affiliates.  We present EBT because we use this measure, among others, internally to assess the core operating performance of our assets.  We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance. We believe that the inclusion of  certain adjustments to net income (loss) from continuing operations to calculate EBT is appropriate to provide additional information to investors because EBT therefore excludes certain non-recurring and non-cash items, including reorganization items related to the bankruptcy, which we believe are not indicative of our core operating performance.

EBT should not be considered as an alternative to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss) from continuing operations, as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of this metric are that it:

•      does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•      does not reflect cash income taxes that we may be required to pay;

•      does not reflect any cash requirements for replacement of depreciated or amortized assets or that these assets have different useful lives;

•      does not reflect limitations on, or costs related to, transferring earnings from our subsidiaries to us; and

•      may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

As described in the overview section above, we commenced separate operations on November 9, 2010 as a spin-off from GGP.  Accordingly, our consolidated operations after our spin-off may not be comparable to the operations of our assets, presented on a carve-out basis, prior to our spin-off or in previous years.  In addition, our operations were significantly impacted by transactions that related to the spin-off and other events integral to GGP’s emergence as described in Notes 1 and 2.  Finally, our businesses were operated prior to spin-off through subsidiaries of GGP, which operated as a real estate investment trust (“REIT”).  We operate as a taxable corporation, except for our investment in Victoria Ward, Limited, which is treated as a REIT.

Impairments

We evaluate our real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Recoverability in this context means that the expected cumulative undiscounted future cash flows of an asset are less than its carrying value.  The recoverability analysis, as an accounting concept, considers hold periods, but ignores when the future cash flows are expected to be received within that hold period and whether we currently expect to receive an above or below market rate of return over our anticipated holding period.  If expected cumulative undiscounted cash flows are less than carrying value, then we are required to write down the asset to its fair value.  The process for deriving fair value involves discounting the expected future cash flows at a rate of return that we believe an investor would require based on the risk profile of the cash flows and returns available in the market for other investments having similar risk.  We may also use other inputs such as appraisals and recent transactions for comparable properties, if appropriate.  Book value for assets that have been recently impaired from an accounting perspective may more likely reflect market value than book values of assets that have not been impaired; consequently, unimpaired assets may be expected to generate above or below market returns relative to their respective book values.  The lower book basis resulting from an impairment charge increases reported profitability from the asset in future periods, but has no impact on cash flow.  Our impairment testing resulted in a $503.4 million impairment charge for the year ended December 31, 2010.

We are focused on maximizing value for stockholders.  To achieve this, we seek to implement strategies that increase the fair value of an asset, not necessarily the aggregate of its future undiscounted cash flows.  As such, a given strategy may result in an accounting impairment charge even though we believe that such strategy will maximize the value of the asset.

Master Planned Communities Impairments

Impairment charges to our master planned communities totaled $405.3 million for the year ended December 31, 2010.  Large master planned community assets by their nature have characteristics that may create a wider range of outcomes in an impairment analysis compared to other types of real estate such as office, retail and industrial facilities.  Unlike operating real estate, master planned community assets have extended life cycles that may last 20 to 40 years and have few long-term contractual cash flows (such as operating lease revenue).  Further, master planned community assets generally have minimal to no residual values because of their liquidating characteristics and development periods often occur through several economic cycles.  Subjective factors such as the expected timing of property development and sales, optimal development density and sales strategy impact the timing and amount of expected future cash flows and fair value.

Our master planned communities comprise thousands of acres that include distinct communities.  Our management team may implement different development strategies for those communities.  Such strategies vary from those of our predecessors and may warrant separate impairment evaluation for regions or projects within a single master planned community if we believe the cash flows for those assets are independent from other regions or projects within the community.  Separating master planned communities into multiple entities for impairment testing may result in a different accounting conclusion than if the community was evaluated as a whole; however, the accounting has no impact on economic value or fair value.

Our two remaining developable Summerlin regions (South and West) are separated for impairment testing because their characteristics and future business plans are distinct. We have recently modified our business plans for Summerlin South based on our expectation to: (1) replace high density product with low density product; (2) change the strategy from developing and selling finished lots to the sale of undeveloped pads; and (3) reduce saleable acre assumptions for a high-end village having significant topography and development challenges.  As a result, projected undiscounted future cash flows for Summerlin South were less than its then carrying value and this asset was impaired as of December 31, 2010.  We recorded a $345.9 million pre-tax charge to write down Summerlin South to its estimated $203.3 million fair value at December 31, 2010.  We expect this asset to generate approximately $512 million of aggregate future cash flows over the next 28 years and used a 20% discount rate for deriving fair value, which we believe is an appropriate, risk-adjusted rate of return.

We also recorded $56.8 million and $2.6 million pre-tax impairment charges for the Columbia and Gateway, Maryland properties, respectively, at December 31, 2010.  Columbia was written down to a $34.8 million fair value based on a ten-year land sale program for the future mixed-use development of 4.9 million square feet.  Estimated aggregate future cash flows for Columbia totaled approximately $82.7 million and were discounted at 20% to derive fair value, which we believe is an appropriate, risk-adjusted rate of return.

Operating Assets Impairments

Operating property pre-tax impairments within our Operating Assets segment totaled $80.4 million for the year ended December 31, 2010.  Riverwalk Marketplace (New Orleans, LA) and Landmark (Alexandria, VA) properties were impaired by $56.0 million and $24.4 million, respectively, and their estimated fair values are $10.2 million and $23.8 million, respectively, as of

December 31, 2010.  Riverwalk was evaluated based on our current plan to reposition and hold the asset for an 11-year period, and we applied a 8.5% discount rate to the estimated future cash flows and derived a residual value on the leasehold interest using a 8.5% capitalization rate.  The Landmark property impairment is based on an appraisal which incorporates many factors including, but not limited to, physical condition, location, demographics and retail market condition. We do not currently have a specific re-development plan for this asset.

Strategic Developments Impairments

Strategic Developments properties pre-tax impairments within our Strategic Developments segment totaled $17.0 million for the year ended December 31, 2010.  Century Plaza Mall (Birmingham, AL) and Nouvelle at Natick (Natick, MA) properties were impaired by $12.9 million and $4.1 million, respectively, and their estimated fair values are $4.5 million and $13.4 million, respectively, as of December 31, 2010.  Century Plaza Mall is a vacant property for which we do not currently have a re-development plan, and the impairment is based upon our best estimates utilizing, among other things, a broker’s opinion of value.  Nouvelle is a condominium development for which the estimated fair value is based on discounted cash flow analysis of the remaining units available for sale.

Master Planned Communities Sales Subsequent to December 31, 2010

Subsequent to December 31, 2010, we have closed on the sale of lots in our Summerlin master planned communities. We sold: (1) 50 lots to Pulte for an aggregate purchase price of $4.2 million; (2) 55 lots to Richmond for an aggregate purchase price of $4.7 million; (3) 17 lots to Toll Brothers, Inc. for an aggregate purchase price of $1.5 million; and (4) 17 lots to Woodside Homes for an aggregate purchase price of $1.5 million. In addition, we sold a 9.4-acre parcel to KB Home and a 16.1-acre parcel to a private school for purchase prices of $2.3 million and $3.6 million, respectively.  The sales to Pulte and Richmond are part of the purchase contracts described in our description of the Summerlin master planned community in “Item 1. Business.”

Operating Assets Net Operating Income (NOI”)

The Company believes that NOI is a useful supplemental measure of the performance of our Operating Assets.  We define NOI as property specific revenues (rental income, tenant recoveries and other income) less expenses (real estate taxes, repairs and maintenance, marketing and other property expenses) and excluding the operations of properties held for disposition.  NOI also excludes straight line rents, market lease amortization, impairments, depreciation and other amortization expense. Other real estate companies may use different methodologies for calculating NOI, and accordingly, the NOI of our Operating Assets may not be comparable to other real estate companies.

Because NOI excludes general and administrative expenses, interest expense, impairments, depreciation and amortization, gains and losses from property dispositions, allocations to non-controlling interests, reorganization items, strategic initiatives, provision for income taxes, discontinued operations and extraordinary items, the Company believes that it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in occupancy rates, rental rates, and operating costs.  This measure thereby provides an operating perspective not immediately apparent from GAAP continuing operations or net income attributable to common stockholders. The Company uses NOI to evaluate its operating performance on a property-by-property basis because NOI allows the Company to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on the Company’s operating results, gross margins and investment returns.

In addition, management believes that NOI provides useful information to the investment community about the performance of our Operating Assets.  However, due to the exclusions noted above, NOI should only be used as an alternative measure of the financial performance of such assets and not as an alternative to GAAP operating income (loss) or net income (loss) available to common stockholders.  For reference, and as an aid in understanding management’s computation of NOI, a reconciliation of NOI to EBT has been presented in the Operating Assets segment discussion below and a reconciliation of EBT to consolidated operating income (loss) from continuing operations as computed in accordance with GAAP has been presented in Note 15.

Year Ended December 31, 2010 and 2009

Master Planned Communities Segment

MPC revenues vary between years based on economic conditions and several factors such as location, development density and commercial or residential use, among others. Reported results may differ significantly from actual cash flows generated principally because cost of sales is based on our carrying value of land, a majority of which was acquired in prior years and may also have also have been written down through impairment charges in prior years. Current year expenditures for improvements are capitalized and therefore would not be reflected in the income statement in the current year unless the related land was also sold.

MPC Sales Summary

		Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
		Year Ended December 31,
		2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
		($ in thousands)

Columbia	Single Family - detached	$2,400	$500	2	1	12	4	$1,275	$531	$200	$125
	Townhomes	3,031	3,006	2	2	29	33	1,832	1,775	105	91
	High/Mid Apartments	—	3,125	—	8	—	164	—	379	—	19
	Single Family - detached (Fairwood)	—	15,000	—	239	—	636	—	63	—	24

Bridgeland	Single Family - detached	15,123	10,239	58	41	289	204	259	251	52	50

Summerlin	Single Family - detached	8,909	—	17	—	95	—	519	—	94	—
	Custom Lots	2,252	550	2	0	4	1	1,204	1,618	563	550

Woodlands	Single Family - detached	65,230	47,917	181	135	737	557	360	354	89	86
	Single Family - attached	988	—	4	—	52	—	279	—	19	—
Subtotal		97,933	80,337	266	426	1,218	1,599

Commercial Land Sales
Summerlin	Retail	—	4,564	—	4	—	—	—	1,047	—	—

Bridgeland	Not-for-Profit	1,600	741	20	15	—	—	80	50	—	—

Woodlands	Office and other	10,597	3,603	21	49	—	—	496	74	—	—
	Apartments and assisted living	4,879	7,150	12	19	—	—	392	370	—	—
	Retail	5,843	674	20	3	—	—	290	261	—	—
	Hotel	2,331	3,379	3	5	—	—	719	672	—	—
Subtotal		25,250	20,111	76	95
Total acreage sales revenues		123,183	100,448
Deferred revenue		3,994	(3,409)
SID		749	248
Venture partner’s share of The Woodlands Partnerships acreage sales		(42,687)	(29,794)
Total segment Land sales revenue		$85,239	$67,493

Land sales increased $17.7 million for the year ended December 31, 2010 as land sales improved $32.7 million in the combined Summerlin, Bridgeland, Columbia (excluding Fairwood) and the Woodlands communities.  This increase was partially offset by a $15.0 million reduction in Fairwood which experienced no sales for the year.

In 2010 we sold 266 residential acres as compared to 426 acres in 2009.  The majority of the acres sold were from our Woodlands and Bridgeland communities.  Variances in residential selling prices per lot and per acre are principally caused by type of lot sold, its location and intended development density. Fewer transactions, such as in 2010 and 2009, also create move variability in per acre and per lot comparisons.  Additionally, we sold 77 commercial acres in 2010 as compared to 95 acres in 2009. The change in price per acre and price per lot is largely attributable to selling of certain product types in different locations.

Percentage Change in Major Items of Revenues and Expenses

	Year Ended December 31,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In thousands)
Master Planned Communities (*)
Land sales	$85,239	$67,493	$17,746	26.3%
Other land sales revenues	11,477	16,497	(5,020)	(30.4)
Other rental and property revenues	16,920	16,302	618	3.8
Total revenues	113,636	100,292	13,344	13.3
Cost of sales - land	49,504	40,164	9,340	23.3
Land sales operations	37,232	42,291	(5,059)	(12.0)
Rental property operations	14,618	13,054	1,564	12.0
Provisions for impairments	405,331	63,367	341,964	539.7
Depreciation and amortization	4,481	5,639	(1,158)	(20.5)
Interest, net	(12,288)	(8,814)	(3,474)	(39.4)
Total expenses	498,878	155,701	343,177	220.4
MPC EBT	$(385,242)	$(55,409)	$(329,833)	(595.3)%

(*)  Our master planned communities segment includes revenues and expenses related to The Woodlands Partnerships, one of our non-consolidated Real Estate Affiliates (Note 1). For a detailed breakdown of EBT, refer to Note 15.

Land sales increased $17.7 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to the factors described more fully above.

Other land sales revenues includes builder price participation and other fee revenues related to lot sales (Note 2). The decrease in 2010 is primarily due to reduced operations at the Woodlands Partnerships.

Other rental and property revenue primarily includes income associated with home owner association fees and transfer fees from Summerlin, ground maintenance fees from The Woodlands, advertising fees, interest income and ground rent.

The Cost of land sales increase of $9.3 million for the year ended December 31, 2010 is directly related to our increase in land sales. This Item is based on our carrying values of the lots sold and may vary based upon our historical purchase price of the land, the amount of any impairments recorded on the land, and amount of improvements we made to the land.

Land sales operations primarily include payroll and overhead, marketing and other land sale related costs, including real estate taxes. The decline of $5.1 million reflects management’s efforts to reduce these costs during a sluggish economy and a reduction in real estate taxes in Summerlin as a result of a successful tax appeal.

Rental property operations costs increased $1.6 million for the year ended December 31, 2010 due to an increase in grounds maintenance costs and costs necessary to operate our golf facilities at The Woodlands.

Master Planned Communities provisions for impairment increased by $342.0 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to additional impairment provisions recognized at Summerlin South as described above.

In addition to EBT for the Master Planned Communities, management believes that certain members of the investment community measure the value of the assets in this segment to the Company based on a computation of their annual contribution to liquidity and capital available for investment. Accordingly, the following table showing MPC Net Contribution for 2010 and 2009 is presented. MPC Net Contribution is defined as MPC EBT, plus MPC cost of sales, provisions for impairment and depreciation and amortization, and reduced by MPC development and acquisitions expenditures. The improvement in MPC Net Contribution during 2010 compared to 2009 is primarily attributable to increased land sales, the results of efforts to reduce operational costs and lower development and acquisition expenditures. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance.

MPC Net Contribution

	Year Ended December 31,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
		(In thousands)
MPC EBT (*)	$(385,242)	$(55,409)	$(329,833)	(595.3)%
Plus:
Cost of sales - land	49,504	40,164	9,340	23.3
Provisions for impairments	405,331	63,367	341,964	539.7
Depreciation and amortization	4,481	5,639	(1,158)	(20.5)
Less:
MPC land/residential development and acquisitions expenditures	57,138	61,226	(4,088)	(6.7)
MPC Net Contribution	$16,936	$(7,465)	$24,401	326.9%

(*)  Our master planned communities segment includes revenues and expenses related to The Woodlands Partnerships, one of our non-consolidated Real Estate Affiliates (Note 1).  For a detailed breakdown of EBT, refer to Note 15.

Operating Assets Segment

We view net operating income as an important measure of the operating performance of our Operating Assets. These assets typically generate rental revenues sufficient to cover their operating costs, and variances between years in net operating income typically results from changes in occupancy, tenant mix and operating expenses. The following reconciles Operating Assets NOI to EBT.

Operating Assets NOI and EBT

	Net Operating Income (NOI)
	Year Ended December 31,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
		(In thousands)
Operating Assets
Ward Centers	$22,980	$22,152	$828	3.7%
110 N. Wacker	6,628	4,988	1,640	32.9
South Street Seaport	3,898 *	4,524	(626)	(13.8)
Columbia Office Properties	2,765	2,880	(115)	(4.0)
Rio West Mall	1,899	2,040	(141)	(6.9)
Landmark Mall	1,519	2,372	(853)	(36.0)
Riverwalk Marketplace	955	868	87	10.0
Cottonwood Square	484	507	(23)	(4.5)
Park West	366	138	228	165.2
Other properties	1,058	1,667	(609)	(36.5)
Total operating assets NOI	$42,552	$42,136	$416	1.0

Straight-line and market lease amortization rent	(142)	(199)	57	28.6
Provisions for impairment	(80,923)	(50,964)	(29,959)	(58.8)
Depreciation and amortization	(16,017)	(17,367)	1,350	7.8
Interest, net	(16,145)	(13,957)	(2,188)	(15.7)
Operating Assets EBT	$(70,675)	$(40,351)	$(30,324)	(75.2)%

*              Includes a provision for bad debt of $1.2 million related to a single tenant.

The increase in NOI of $0.8 million from Ward Centers is primarily due to new specialty leasing tenants taking occupancy in late 2009 and early 2010. The $1.6 million NOI increase at 110 N. Wacker was caused by an increase in the tenant’s rental rate effective in November 2009. The $0.9 million decrease in NOI relating to Landmark Mall resulted from a decrease in occupancy as a result of one of the mall’s anchor tenants vacating during 2009.

Percentage Change in Major Items of Revenues and Expenses

	Year Ended December 31,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In thousands)
Operating Assets (*)
Minimum rents	$63,962	$61,460	$2,502	4.1%
Other rental and property revenues	25,574	26,158	(584)	(2.2)
Total revenues	89,536	87,618	1,918	2.2
Rental property real estate taxes	9,764	9,710	54	0.6
Rental property maintenance costs	5,582	4,577	1,005	22.0
Other property operating costs	30,174	29,205	969	3.3
Provision for doubtful accounts	1,606	2,189	(583)	(26.6)
Provision for impairment	80,923	50,964	29,959	58.8
Depreciation and amortization	16,017	17,367	(1,350)	(7.8)
Interest, net	16,145	13,957	2,188	15.7
Total expenses	160,211	127,969	32,242	25.2
Operating Assets EBT	$(70,675)	$(40,351)	$(30,324)	(75.2)%

(*) For a detailed breakdown of our Operating Assets segment EBT, refer to Note 15.

Minimum rents increased by $2.5 million for the year ended December 31, 2010 largely as a result of increased leasing revenue at 110 Wacker, Ward Centers and Riverwalk Marketplace.

Rental property maintenance costs increased by $1.0 million for the year ended December 31, 2010 primarily as a result of increases at South Street Seaport and Landmark Mall.

Other property operating costs increased by $1.0 million for the year ended December 31, 2010 largely as a result of increases at Ward Centers and Riverwalk Marketplace.

Provision for doubtful accounts decreased by $0.6 million due to improved rent collections at Ward Centers and Landmark Mall.

Operating Assets provisions for impairment increased $30 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to significant impairment provisions recognized 2010 at Riverwalk Marketplace ($56.0 million) and Landmark ($24.4 million) (Note 3) as described above.

Strategic Developments Segment

Our Strategic Development assets generally require substantial future development to achieve their highest and best use, and most of the properties in this segment generate no revenues. Our expenses relating to these assets are primarily related to carrying costs, such as property taxes and insurance and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop a Strategic Development asset, we would expect that, upon completion of redevelopment, that the asset would be reclassified to the Operating Assets segment and NOI would become an important measure of its operating performance.

Percentage Change in Major Items of Revenues and Expenses

	Year Ended December 31,		$ Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
	(In thousands)
Strategic Developments (*)
Minimum rents	$1,015	$1,902	(887)	(46.6)%
Other rental and property revenues	1,669	(2,263)	3,932	173.8
Total revenues	2,684	(361)	3,045	843.5
Rental property operations	11,794	8,403	3,391	40.4
Provisions for impairment	17,102	595,659	(578,557)	(97.1)
Depreciation and amortization	212	2,103	(1,891)	(89.9)
Interest, net	34	(2,724)	2,758	101.2
Total expenses	29,142	603,441	(574,299)	(95.2)
Strategic Developments EBT	$(26,458)	$(603,802)	$577,344	95.6%

(*) Our strategic developments segment includes revenue and expenses related to certain non-consolidated Real Estate Affiliates.  For a detailed breakdown of EBT, refer to Note 15.

Minimum rents decreased $0.9 million for the year ended December 31, 2010 as certain properties within our Strategic Developments segment with tenants had leases expire which were either not renewed or were re-leased to new or existing at lower rental rates.

Other rental and property revenue improved $3.9 million.  Included in this line item are condominium sales from our Nouvelle at Natick project, vending, parking, marketing and promotion and gain (loss) on disposition of assets.  In 2009, Kendall Town Center sold land parcels at a $3.9 million loss.  This loss was partially offset by other income from various Strategic Developments properties.

Rental property operations increased $3.4 million as certain costs like overhead that were previously capitalized were expensed as development effort on all of the properties in our Strategic Developments segment were postponed.

Strategic Developments provisions for impairment decreased $578.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to significant impairment provisions recognized in 2009 at Elk Grove Promenade ($175.3 million) and the Shops at Summerlin ($176.1 million) as well as certain other projects as detailed in Note 3.

Certain Significant Consolidated and Combined Revenues and Expenses

The following table contains certain significant revenues and expenses on a consolidated and combined basis.  Variances related to revenues and expenses included in NOI are explained within the segment variance discussion contained within this Item 7 using the combined consolidated and proportionate share of our non-consolidated Real Estate Affiliates revenues and expenses associated with the related segment.  Significant variances for combined revenues and expenses not included in NOI are described below.

	Year Ended December 31,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Minimum rents	$66,926	$65,653	$1,273	1.9%
Tenant recoveries	18,567	19,642	(1,075)	(5.5)
Master Planned Community land sales	38,058	34,563	3,495	10.1
Builder price participation	4,124	5,687	(1,563)	(27.5)
Other land sales revenues	5,384	5,747	(363)	(6.3)
Other rental and property revenues	9,660	5,056	4,604	91.0
Master Planned Community cost of sales	(23,388)	(22,020)	1,368	6.2
Master Planned Community land sales operations	(29,041)	(27,042)	1,999	7.4
Rental property real estate taxes	(14,530)	(13,813)	717	5.2
Rental property maintenance costs	(6,495)	(5,586)	909	16.3
Other property operating costs	(37,893)	(34,810)	3,083	8.9
Provision for doubtful accounts	(1,782)	(2,539)	(757)	(29.8)
General and administrative	(21,538)	(23,023)	(1,485)	(6.4)
Provisions for impairment	(503,356)	(680,349)	(176,993)	(26.0)
Depreciation and amortization	(16,563)	(19,841)	(3,278)	(16.5)
Interest income	369	1,689	(1,320)	(78.1)
Interest expense	(2,422)	(977)	1,445	147.9
Warrant liability expense	(140,900)	—	140,900	n/a
Benefit from income taxes	633,459	23,969	609,490	2,542.8
Equity in income (loss) of Real Estate Affiliates	9,413	(28,209)	37,622	133.4
Reorganization items	(57,282)	(6,674)	50,608	758.3
Discontinued operations - loss on dispositions	—	(939)	(939)	(100.0)
Net income (loss)	$(69,230)	$(703,816)	$634,586	90.2%

Emergence initiatives, included in general and administrative costs, for the year ended December 31, 2009 consist of professional fees for restructuring that were incurred prior to the filing for protection under the Bankruptcy Code of certain of our subsidiaries.  Similar costs incurred after filing for protection under the Bankruptcy Code are recorded as reorganization items.

We recognized impairment charges of $503.4 million for the year ended December 31, 2010 and $680.3 million for the year ended December 31, 2009 as described above and in Note 3.

The impairment charges recognized in 2010 were as follows:

•                  $2.6 million to the Gateway Master Planned Community in Columbia, Maryland;

•                  $56.8 million to the Columbia Master Planned Community in Columbia, Maryland;

•                  $345.9 million to the Summerlin South Master Planned Community in Las Vegas, Nevada;

•                  $24.4 million to the Landmark mall development in Alexandria, Virginia;

•                  $56.0 million to the Riverwalk Marketplace development in New Orleans, Louisiana;

•                  $12.9 million to the Century Plaza Mall development in Birmingham, Alabama;

•                  $4.1 million to the Nouvelle at Natick project located in Boston, Massachusetts;

•                  $0.6 million related to the write down of various pre-development costs that were determined to be non-recoverable due to the termination of associated projects.

The impairment charges recognized in 2009 were as follows:

•    $52.8 million to the Fairwood Master Planned Community in Columbia, Maryland;

•    $27.3 million to the Landmark Mall development in Alexandria, Virginia;

•    $29.1 million to the Allen development in Allen, Texas;

•    $50.8 million to the Cottonwood Mall development in Holladay, Utah;

•    $35.1 million to the Kendall development in Miami, Florida;

•    $22.3 million to the West Windsor development in Princeton, New Jersey;

•    $16.6 million to the Bridges at Mint Hill development in Charlotte, North Carolina;

•    $175.3 million to the Elk Grove Promenade development in Elk Grove, California;

•    $176.1 million to the Shops at Summerlin Center development in Las Vegas, Nevada,

•    $6.7 million to the Redlands Promenade development in Redlands, California;

•    $5.5 million to the Village at Redlands in Redlands, California;

•    $55.9 million related to the Nouvelle at Natick project located in Boston, Massachusetts; and

•    $26.9 million related to the write down of various pre-development costs that were determined to be non-recoverable due to the termination of associated projects.

In addition, four regions or projects within our Master Planned Communities had impairment indicators and carrying values in excess of estimated fair value at December 31, 2010. Aggregate undiscounted cash flows for such master planned communities projects significantly exceeded their respective aggregate book values and therefore no further impairment provisions were required with respect to such projects at December 31, 2010. The significant assumptions in our Master Planned Communities segment relate to future sales prices of land and future development costs needed to prepare land for sale, over the planned life of the project, which are based, in part, on assumptions regarding sales pace, timing of related development costs, and the impact of inflation and other market factors. With respect to operating properties within our Operating Assets segment at December 31, 2010, beyond the properties with impairment provisions listed above, there were an additional four operating properties which had impairment indicators and carrying values in excess of estimated fair value. The undiscounted cash flow for such four operating properties exceeded their book values by 132%. The significant assumption for three of these operating properties is our future revenue assumption and for one of these operating properties is net operating income. The combined book value of the four properties is $102.6 million. A 10% reduction in revenues for the three properties and a 10% reduction in NOI for the other would reduce the 132% of excess of cash flow over book value to approximately 120%.

The decrease in depreciation and amortization for the year ended December 31, 2010 primarily resulted from the decrease in buildings and equipment due to the impairment charges recorded in fiscal year 2009.

Interest expense increased during the year ended December 31, 2010 primarily due to a $1.9 million increase in the amortization of debt market rate adjustments partially offset by a $0.4 million decrease in the amortization of deferred finance costs.

The increase in the benefit for income taxes for the year ended December 31, 2010 was primarily attributable to the creation of certain deferred tax assets prior to the Separation as a result of the transfer of certain of our predecessors’

REIT assets to taxable entities (Note 8) and decrease in deferred tax liabilities due to our impairments, partially offset by a significant increase in valuation allowances compared to the year ended December 31, 2009.

The $37.6 million increase in our equity in income (loss) of Real Estate Affiliates in 2010 is primarily due to the 2009 recognition of $10.6 million of impairment on our investment in Circle T as well as the recognition in 2009 by the Circle T venture of impairment of $38.1 million, of which our share was $19.0 million. (Note 6)

Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by our predecessors as a result of their bankruptcy.  These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, gains or losses resulting from activities of the reorganization process, including gains related to recording the mortgage debt at fair value upon emergence from bankruptcy and interest earned on cash accumulated by the our predecessors.  See Note 2—Reorganization Items for additional detail.

As described in Note 1, our net income in 2010 reflects our operations prior to and subsequent to the spin-off from GGP.  Income for the period prior to the spin-off, as detailed in the accompanying Statement of Equity, was attributable to GGP and reflects significant income tax benefits from restructuring (Note 8).  The loss subsequent to the spin-off of $528.5 million is primarily attributable to the impairment charges and warrant liability expense described above.

Year Ended December 31, 2009 and 2008

Master Planned Communities Segment

MPC revenues vary between years based on economic conditions and several factors such as location, development density and commercial or residential use, among others. Reported results may differ significantly from actual cash flows generated principally because cost of sales is based on our carrying value of land, a majority of which was acquired in prior years and may also have also have been written down through impairment charges in prior years. Current year expenditures for improvements are capitalized and therefore would not be reflected in the income statement in the current year unless the related land was also sold.

MPC Sales Summary

		Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
		Year Ended December 31,
		2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
		($ in thousands)
Residential Land Sales
Columbia	Single Family - detached	$500	$5,513	1	7	4	28	$531	$780	$125	$197
	Townhomes	3,006	—	2	—	33		1,775	—	91	—
	High/Mid Apartments	3,125	—	8	—	164		—	—	—	—
	Single Family - detached (Fairwood)	15,000	345	239	1	636	3	—	442	—	115

Bridgeland	Single Family - detached	10,239	10,020	41	39	204	177	251	259	50	57

Summerlin	Custom Lots	550	8,043	0	4	1	8	1,618	1,828	550	1,005

Woodlands	Single Family - detached	47,917	78,509	135	210	557	680	354	374	86	115
	Single Family - attached	—	6,966	—	12	—	187	—	—	—	—
Subtotal		80,337	109,396	426	273	1,599	1,083

Commercial Land Sales
Columbia	Warehouse		13,250		39		5
	Office		240				1

Summerlin	Retail	4,564	—	4		—	—	—	—	—	—

Bridgeland	Not-for-Profit	741	—	15		—	—	50	—	—	—

Woodlands	Office and other	3,603	6,725	49	21	—	—	74	319	—	—
	Apartments and assisted living	7,150	15,685	19	11	—	—	370	1,403	—	—
	Retail	674	5,024	3	7	—	—	261	761	—	—
	Hotel	3,379	1,052	5	2	—	—	672	523	—	—
Subtotal		20,111	41,976	95	80
Total acreage sales revenues		100,448	151,372
Deferred revenue		(3,409)	393
SID		248	124
Venture partner’s share of The Woodlands Partnerships acreage sales		(29,794)	(54,131)
Total segment Land sale revenue		$67,493	$97,758

The decrease in land sales in 2009 was the result of a significant reduction in sales volume at our Summerlin, Bridgeland and The Woodlands residential communities.  These volume decreases were partially offset by the bulk sale in 2009 of the majority of the remaining single-family lots in our Fairwood community (reported as part of our Columbia, Maryland property) at considerably lower margins than previous Fairwood sales and by the sale of a residential parcel for use in the development of luxury apartments and town homes, in our Maryland communities.

In 2009, we sold 426 residential acres compared to 273 acres in 2008, including 239 acres in the bulk Fairwood sales discussed above.  Variances in residential selling prices per lot and per acre are principally caused by type of lot sold, its location and intended development density. Fewer transactions, such as in 2009 and 2008, also created more variability in per acce and per lot comparisons. Although we sold 95 acres of commercial lots in 2009 compared to 85 acres in 2008, average prices for lots declined as compared to 2008.

Percentage Change in Major Items of Revenues and Expenses

	Year Ended December 31,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands)
Master Planned Communities (*)
Land sales	$67,493	$97,758	$(30,265)	(31.0)%
Other land sales revenues	16,497	40,988	(24,491)	(59.8)
Other rental and property revenues	16,302	11,406	4,896	42.9
Total revenues	100,292	150,152	(49,860)	(33.2)
Cost of sales - land	40,164	54,075	(13,911)	(25.7)
Land sales operations	42,291	55,272	(12,981)	(23.5)
Rental property operations	13,054	13,854	(800)	(5.8)
Provisions for impairments	63,367	—	63,367	100.0
Depreciation and amortization	5,639	4,574	1,065	23.3
Interest, net	(8,814)	(6,071)	(2,743)	(45.2)
Total expenses	155,701	121,704	33,997	27.9
MPC EBT	$(55,409)	$28,448	$(83,857)	(294.8)%

(*)  Our master planned communities segment includes revenues and expenses related to The Woodlands Partnerships, one of our non-consolidated Real Estate Affiliates (Note 1).  For a detailed breakdown of EBT, refer to Note 15.

Land sales decreased $30.3 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 due to the factors described more fully above.

Other land sale revenues decreased $24.5 million for the year ended December 31, 2009 primarily as a result of a reduction in other revenue at our Summerlin community as forfeited land sales deposits and profit participation on a prior land sale that was received in 2008, was not received in 2009.

Other rental and property revenues increased in 2009 by approximately $4.9 million due to increased rental and property revenues at the Woodlands Partnerships.

Cost of land sales decreased $13.9 million for the year ended December 31, 2009 related to the decrease in land sales. This item is based on our carrying value of the lots sold and may vary based open our historical purchase price of the land, the amount of any impairments recorded on the land, and amount of improvements we made to the land.

Land sales operations includes payroll and overhead, marketing and other land sale related costs as well as a reduction in CSA participation expense (Note 2). CSA participation expense changed $7.5 million from the previous year.  At the end of December 31, 2009, the Company was due $5.3 million from the heirs of Howard Hughes which represented their share of negative income as defined in the Contingent Stock Agreement.  In 2008 we owed the heirs of Howard Hughes $2.1 million which represented their share of net income as defined in the Contingent Stock Agreement.  In 2010, GGP settled and paid all remaining obligations under the Contingent Stock Agreement. The remaining decline was due to our efforts to decrease costs associated with payroll and marketing due to the sluggish economy.  Sales operations costs were also reduced as a result of reduced settlement costs.

Rental property operations declined $0.8 million for the year ended December 31, 2009 primarily as a result of reduced play at our golf operations and the reduction of operating costs associated with certain office properties.

In addition to EBT for the Master Planned Communities, management believes that certain members of the investment community measure the value of the assets in this segment to the Company based on a computation of their annual contribution to liquidity and capital available for investment. Accordingly, the following table showing MPC Net Contribution for 2009 and 2008 is presented. MPC Net Contribution is defined as MPC EBT, plus MPC cost of sales, provisions for impairment and depreciation and amortization, and reduced by MPC development and acquisitions expenditures. The improvement in MPC Net Contribution during 2009 compared to 2008 is primarily attributable to lower development and acquisitions expenditures. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance.

MPC Net Contribution

	Year Ended December 31,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
		(In thousands)
MPC EBT (*)	$(55,409)	$28,448	$(83,857)	(294.8)%
Plus:
Cost of sales - land	40,164	54,075	(13,911)	(25.7)
Provisions for impairments	63,367	—	63,367	n.a.
Depreciation and amortization	5,639	4,574	1,065	23.3
Less:
MPC land/residential development and acquisitions expenditures	61,226	147,757	(86,531)	(58.6)
MPC Net Contribution	$(7,465)	$(60,660)	$53,195	87.7%

(*)  Our master planned communities segment includes revenues and expenses related to The Woodlands Partnerships, one of our non-consolidated Real Estate Affiliates (Note 1).  For a detailed breakdown of EBT, refer to Note 15.

Operating Assets Segment

We view net operating income as an importance measure of the operating performance of our Operating Assets. These assets typically generate rental revenues sufficient to cover their operating costs, and variances between years in net operating income typically results from changes in occupancy, tenant mix and operating expenses. The following reconciles Operating Assets NOI to EBT.

Operating Assets NOI and EBT

	Net Operating Income (NOI)
	Year Ended December 31,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
		(In thousands)
Operating Assets
Ward Centers	$22,152	$25,908	$(3,756)	(14.5)%
110 N. Wacker	4,988	4,762	226	4.7
South Street Seaport	4,524	3,441	1,083	31.5
Columbia Office Properties	2,880	2,918	(38)	(1.3)
Rio West Mall	2,040	2,167	(127)	(5.9)
Landmark Mall	2,372	3,713	(1,341)	(36.1)
Riverwalk Marketplace	868	(225)	1,093	485.8
Cottonwood Square	507	694	(187)	(26.9)
Park West	138	460	(322)	(70.0)
Other properties	1,667	1,081	586	54.2
Total operating assets NOI	$42,136	$44,919	$(2,783)	(6.2)

Straight-line and market lease amortization rent	(199)	50	(249)	(498.0)
Provisions for impairment	(50,964)	(37)	(50,927)	n.m.
Depreciation and amortization	(17,367)	(15,390)	(1,977)	(12.8)
Interest, net	(13,957)	(12,810)	(1,147)	(9.0)
Operating Assets EBT	$(40,351)	$16,732	$(57,083)	(341.2)%

n.m. - not meaningful

NOI decreased at Ward Centers by $3.8 million principally due to rental abatements, decreases in overage rent, and increases in bad debt expense as a result of tenants struggling from the economic downturn. In addition, specialty leasing revenue decreased due to the conversion of specialty leasing tenants to long-term leases and the expiration of a license agreement in the first quarter of 2009 in which the space remained vacant for the remainder of the year.

The $1.3 million decrease in NOI at Landmark Mall relates to decreased occupancy as a result of one of the mall’s anchor tenants vacating during 2009. Riverwalk Marketplace experienced an increase of $1.0 million in NOI primarily due to the expiration of rental relief provided to mall tenants after Hurricane Katrina and other tenant-related ancillary revenue that was not received in 2008.

The $1.4 million decrease in ground rent expense resulted from a decrease in ground rent participation relating to the Riverwalk Marketplace due to lower rental revenue.

Percentage Change in Major Items of Revenues and Expenses

	Year Ended December 31,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands)
Operating Assets (*)
Minimum rents	$61,460	62,767	$(1,307)	(2.1)%
Other rental and property revenues	26,158	30,201	(4,043)	(13.4)
Total revenues	87,618	92,968	(5,350)	(5.8)
Rental property real estate taxes	9,710	7,864	1,846	23.5
Rental property maintenance costs	4,577	5,147	(570)	(11.1)
Other property operating costs	29,205	34,063	(4,858)	(14.3)
Provision for doubtful accounts	2,189	925	1,264	136.6
Provision for impairment	50,964	37	50,927	n.m.
Depreciation and amortization	17,367	15,390	1,977	12.8
Interrest, net	13,957	12,810	1,147	9.0
Total expenses	127,969	76,236	51,733	67.9
Operating Assets EBT	$(40,351)	$16,732	$(57,083)	(341.2)%

(*)  For a detailed breakdown of our Operating Assets segment EBT, see Note 15.

n.m. - not meaningful

Minimum rents decreased by $1.3 million for the year ended December 31, 2009 largely as a result of decreases at Ward Centers and Landmark Mall.  Improvements at Riverwalk Marketplace and Park West partially offset these decreases.

Other rental and property revenues decreased by $4.0 million for the year ended December 31, 2009 primarily as a result of a decreases at Ward Centers, Riverwalk Marketplace and South Street Seaport.

Rental property real estate taxes of $9.7 million during the year ended December 31, 2009 were $1.8 million greater than year ended 2008 largely due to increased real estate tax expense for Park West Mall which coincided with the opening of the shopping center.

Rental property maintenance costs decreased by $0.6 million for the year ended December 31, 2009 primarily as a result of savings at South Street Seaport and Ward Centers.

Other property operating costs decreased by $4.9 million for the year ended December 31, 2009 largely as a result of decreases at Ward Centers and South Street Seaport.

Provision for doubtful accounts increased by $1.3 million largely due to an increase at Ward Centers and Landmark Mall.

Provision for impairment for the Operating Assets segment increased $50.9 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to an impairment recognized in 2009 at Landmark Mall ($27.3 million) as well as certain other pre-development projects (Note 3).

Strategic Developments Segment

Our Strategic Development assets generally require substantial future development to achieve their highest and best use, and most of the properties in this segment generate no revenues. Our expenses relating to these assets are primarily related to carrying costs, such as property taxes and insurance and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop a Strategic Development asset, we would expect that, upon completion of redevelopment, that the asset would be reclassified to the Operating Assets segment and NOI would become an important measure of its operating performance.

Percentage Change in Major Items of Revenues and Expenses

	Year Ended December 31,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(In thousands)
Strategic Developments (*)
Minimum rents	$1,902	$3,389	$(1,487)	(43.9)%
Other rental and property revenues	(2,263)	6,085	(8,348)	(137.2)
Total revenues	(361)	9,474	(9,835)	(103.8)
Rental property operations	8,403	5,492	2,911	53.0
Provisions for impairment	595,659	52,474	543,185	1035.2
Depreciation and amortization	2,103	2,469	(366)	(14.8)
Interest, net	(2,724)	(6,284)	3,560	56.7
Total expenses	603,441	54,151	549,290	1014.4
Strategic Developments EBT	$(603,802)	$(44,677)	$(559,125)	(1251.5)%

(*) Our strategic developments segment includes revenue and expenses related to certain non-consolidated Real Estate Affiliates.  For a detailed breakdown of EBT, refer to Note 15.

Minimum rents decreased $1.5 million for the year ended December 31, 2009 as certain properties within our Strategic Development segment with tenants had leases expire which were either not renewed or were re-leased at lower rental rates.

Other rental and property revenues include revenue from vending, parking, gains or losses on disposition of certain properties, sponsorship and advertising revenues.  The decrease was primarily attributable to dispositions of land parcels at Kendall Town Center that resulted in a $3.9 million loss on sale of land in 2009 as compared to a $4.3 million gain on sale of land in 2008.  The loss on sale in 2009 was partially offset by other income from all of our other properties in our Strategic Developments segment.

Rental property operations increased $2.9 million as certain costs that were previously being capitalized, were expensed at some point during 2009 as development effort on many of the properties in our Strategic Developments segment was postponed.

Provisions for impairment within the Strategic Development segment increased in 2009 as compared to 2008 by $543.2 million primarily due to provisions for impairment recognized in 2009 at Elk Grove Promenade ($175.3 million) and the Shops at Summerlin ($176.1 million) as well as certain other projects as detailed in Note 3.

Certain Significant Consolidated and Combined Revenues and Expenses

The following table contains certain significant revenues and expenses on a consolidated and combined basis.  Variances related to revenues and expenses included in NOI are explained within the segment variance discussion contained within this Item 7 using the combined consolidated and proportionate share of our non-consolidated Real Estate Affiliates revenues and expenses associated with the related segment.  Significant variances for combined revenues and expenses not included in NOI are described below.

	Year Ended December 31,		$ Increase	% Increase
(In thousands)	2009	2008	(Decrease)	(Decrease)
Minimum rents	$65,653	$68,441	$(2,788)	(4.1)%
Tenant recoveries	19,642	21,592	(1,950)	(9.0)
Master Planned Community land sales	34,563	37,928	(3,365)	(8.9)
Builder price participation	5,687	10,658	(4,971)	(46.6)
Other land sales revenues	5,747	17,971	(12,224)	(68.0)
Other rental and property revenues	5,056	15,917	(10,861)	(68.2)
Master Planned Community cost of sales	(22,020)	(24,517)	(2,497)	(10.2)
Master Planned Community land sales operations	(27,042)	(38,904)	(11,862)	(30.5)
Rental propery real estate taxes	(13,813)	(10,418)	3,396	32.6
Rental property maintenance costs	(5,586)	(6,113)	(527)	(8.6)
Other property operating costs	(34,810)	(38,114)	(3,304)	(8.7)
Provision for doubtful accounts	(2,539)	(1,174)	1,365	116.3
General and administrative	(23,023)	(22,152)	871	3.9
Provisions for impairment	(680,349)	(52,511)	627,838	1,195.6
Depreciation and amortization	(19,841)	(18,421)	1,420	7.7
Interest income	1,689	1,914	(225)	(11.7)
Interest expense	(977)	(809)	168	20.8
Benefit from (provision for) income taxes	23,969	(2,703)	26,672	986.8
Equity in income (loss) of Real Estate Affiliates	(28,209)	23,506	(51,715)	(220.0)
Reorganization items	(6,674)	—	6,674	n/a
Discontinued operations - loss on dispositions	(939)	—	939	n/a
Net income (loss)	$(703,816)	$(17,909)	$(685,907)	(3830.0)%

Based on the results of our evaluations for impairment (Note 3), we recognized non-cash impairment charges of $680.3 million in 2009 compared to $52.5 million in 2008. The most significant impairment charges in 2009 were in our Strategic Development segment related to The Shops at Summerlin Centre and Elk Grove Promenade totaling $176.1 and $175.3 million, respectively. We also recognized provisions for impairment in both 2009 and 2008 related to Nouvelle at Natick totaling $55.9 and $40.3 million, respectively, to reflect the continued weak demand and the incremental costs associated with the likely extension of the period required to complete all unit sales at this residential condominium project.

Finally, in the Master Planned Communities segment we recognized provisions for impairment related to our Fairwood Community in Maryland totaling $52.8 million in 2009 reflecting lower sales prices at that property. See Note 3 for additional descriptions of the provisions for impairment that we recognized in 2009 and 2008.

The benefit from income taxes in 2009 was primarily attributable to tax benefit related to the provisions for impairment of $35.1 million related to our Kendall Town Center development, $52.8 million related to our Fairwood master planned community and $55.9 million related to our Nouvelle at Natick condominium project. The benefit from income taxes was partially offset by an increase in the valuation allowances on our deferred tax assets due to the impact of our ongoing bankruptcy cases in 2009.

The decrease in equity in income (loss) of Real Estate Affiliates is primarily due to a significant decrease in land sales at The Woodlands master planned community joint venture in 2009 compared to 2008 as well as the recognition in 2009 of impairments by our  Circle T venture and on our investment in such venture (Note 6).

Reorganization items are expense or income items that were incurred or realized by our predecessors as a result of their bankruptcy. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, loss accruals or gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated by certain of our subsidiaries. See Note 2—Reorganization Items for additional detail.

Liquidity and Capital Resources

Our primary sources of cash for 2010 included cash flow from land sales in our Master Planned Communities segment, cash generated from our operating assets, the net proceeds from the sale of $250.0 million of our common stock and warrants to purchase common stock in connection with our spin-off, and warrants to purchase common stock purchased by our Chief Executive Officer and President in November 2010 prior to the effective date of their appointments to those positions.  We believe that these sources will provide sufficient cash to meet our existing contractual obligations and anticipated ordinary course operating expenses for at least the next twelve months.  The negative operating cash flows reflected in the periods presented in this Annual Report on Form 10-K primarily were the result of reorganization items paid of $60.0 million and $2.4 million for the years ended December 31, 2010 and 2009, respectively, as well as costs associated with land/residential development and acquisitions expenditures in our Master Planned Communities segment of $57.1 million, $61.2 million and $147.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The funds for these expenditures came from GGP and are reflected in our consolidated and combined statement of cash flows in change in GGP investment, net.

Our primary uses of cash include working capital, overhead, debt repayment, land development costs in our Master Planned Communities segment and, with respect to our Operating Assets and Strategic Developments segments, we incur operating expense for the operating assets and overhead costs such as taxes and insurance relating to the non-income producing properties.

To pursue development and redevelopment opportunities in our Operating Assets and Strategic Developments segments, we will require significant additional capital.  We intend to raise this additional capital with a mix of construction, bridge and long-term financings and by entering into joint venture arrangements.

As of December 31, 2010, our consolidated debt was approximately $318.7 million of which approximately $7.0 million is recourse. Approximately $7.0 million of our consolidated debt is expected to require repayment in 2011. In addition, as of December 31, 2010, our share of the debt of our Real Estate Affiliates was approximately $158.2 million and such debt was scheduled to mature in 2011. In March 2011, the Woodlands Partnerships refinanced their debt by entering into a $270 million facility which expires in 2014 and a $36.1 million facility which expires in 2012. After the refinancings, our share of the debt of our Real Estate Affiliates is approximately $141.0 million.

Our capital sources may include cash flow from operations, net proceeds from asset sales, borrowings under revolving credit facilities, first mortgage financings secured by our assets, and issuances of common stock. We believe that these sources should be adequate to address or allow the refinancing of existing indebtedness and other obligations when due.

As another illustration of our liquidity, the following table summarizes our Net Debt on a segment basis. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and Special Improvement District receivable. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

	Master					Non-
	Planned		Operating	Strategic	Segment	Segment
Segment Basis (a)	Communities		Assets	Developments	Totals	Amounts	Total
			(In thousands)
Mortgages, notes and loans payable	243,970	(b)(d)	227,873	5,011	476,854	—	476,854
Less: Cash and cash equivalents	60,851	(c)(d)	41,233	—	102,084	225,000	327,084
Special Improvement District receivable	46,250		—	—	46,250	—	46,250
Net debt	$136,869		$186,640	$5,011	$328,520	$(225,000)	$103,520

(a)	Refer to Note 15 - Segments to the Consolidated and Combined Financial Statements.
(b)	Includes our $158.2 million share of debt of our unconsolidated Real Estate Affiliates.
(c)	Includes our $42.4 million share of cash and cash equivalents of our unconsolidated Real Estate Affiliates.
(d)

In March, 2011 the Woodlands Partnerships refinanced a $306.5 million outstanding amount of its credit facility with a partial cash paydown and a new credit facility of $270 million.  The Woodlands Partnerships also extended the 2011 maturity (to 2012) of a $40 million loan secured by the convention center. After such refinancing, our share of debt from the Woodlands Partnerships was approximately $141.0 million and our share of cash was reduced by approximately $15.8 million.

Cash Flows from Operating Activities

Net cash used in operating activities was $67.9 million for the year ended December 31, 2010, $17.9 million for the year ended December 31, 2009 and $50.7 million for the year ended December 31, 2008.

Cash used for land/residential development and acquisitions expenditures was $57.1 million for the year ended December 31, 2010, a decrease from $61.2 million for the year ended December 31, 2009 and $147.8 million for the year ended December 31, 2008.

Net cash provided by certain assets and liabilities, including accounts and notes receivable, prepaid expense and other assets, deferred expenses, and accounts payable and accrued expenses totaled $17.2 million, $22.5 million and $41.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $111.8 million, $21.4 million and $300.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Cash used for development of real estate and property additions/improvements was $111.8 million for the year ended December 31, 2010, $27.7 million for the year ended December 31, 2009 and $314.1 million for the year ended December 31, 2008.

Cash Flows from Financing Activities

Net cash provided by financing activities was $461.2 million for the year ended December 31, 2010 compared to $37.5 million for the year ended December 31, 2009 and $348.4 million for the year ended December 31, 2008.

Principal payments on mortgages, notes and loans payable were $22.1 million for the year ended December 31, 2010, $10.5 million for the year ended December 31, 2009 and $15.5 million for the year ended December 31, 2008.  In addition, we received contributions from GGP of $216.5 million for the year ended December 31, 2010, $50.9 million for the year ended December 31, 2009 and $374.2 million for the year ended December 31, 2008.

Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments as of December 31, 2010:

	2011	2012	2013	2014	2015	Subsequent / Other (d)	Total
	(In thousands)
Long-term debt-principal (a)	$13,100	$6,360	$8,085	$83,637	$5,386	$214,824	$331,392
Interest payments (b)	12,585	12,503	12,600	10,317	9,099	13,747	70,851
Ground lease payments	4,142	4,150	4,166	4,134	4,134	177,351	198,077
Purchase obligations	18,933	—	—	—	—	—	18,933
Uncertainty in income taxes, including interest	—	—	—	—	—	140,076	140,076
Other long-term liabilities (c)	—	—	—	—	—	—	—
Total	$48,760	$23,013	$24,851	$98,088	$18,619	$545,998	$759,329

(a)	Excludes non-cash market rate adjustments of $12.7 million at December 31, 2010.
(b)	Excludes interest expense related to amortization of market rate adjustments and interest payments on special improvements district bonds.
(c)

Other long-term liabilities related to ongoing real estate taxes have not been included in the table as such amounts depend upon future applicable real estate tax rates.  Real estate tax expense was $14.5 million in 2010, $13.8 million in 2009, and $10.4 million in 2008.

(d)	The remaining uncertainty in income tax liability for which reasonable estimates about timing of payments cannot be made is disclosed within the Subsequent / Other column.

We lease land or buildings at certain properties from third parties.  The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord.  Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease.  Contractual rental expense, including participation rent, was $3.5 million in 2010, $3.5 million in 2009 and $3.7 million in 2008.  The same rent expense excluding amortization of above and below-market ground leases and straight-line rents, as presented in our consolidated and combined financial statements, was $3.7 million in 2010, $3.6 million in 2009 and $3.8 million in 2008.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

REIT Requirements

In order for Victoria Ward, Limited to remain qualified as a REIT for federal and state income tax purposes, Ward must distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its stockholders, including us.  See Note 8 for more detail on this entity’s ability to remain qualified as a REIT.

Seasonality

Revenues from development, redevelopment or sale of property in our Master Planned Communities segment and Strategic Developments segment are not subject to seasonal variations.  Rental income recognized, including overage rent, is higher during the second half of the year for some of our operating assets. As a result, rental revenue production in the Operating Assets segment is generally highest in the fourth quarter of each year.    Additionally some of the retail properties in our Operating Assets segment are subject to seasonal variations, with a significant portion of their sales and earnings occurring during the last two months of the year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  For example, significant estimates and assumptions have been made with respect to the fair value of assets for measuring impairment; valuation of debt of emerged entities; useful lives of assets; capitalization of development and leasing costs; provision for income taxes; recoverable amounts of receivables and deferred taxes; initial valuations and related amortization periods of deferred costs and intangibles; and cost ratios and completion percentages used for land sales.  Actual results could differ from those estimates.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments.  Our critical accounting policies are those applicable to the following:

Impairment — Properties, developments in progress and Master Planned Communities Assets

We review our real estate assets, including operating assets, land held for development and sale and developments in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates and assumptions have been made with respect to impairment of long-lived assets.  Actual results could differ from these assumptions and estimates.

Impairment indicators for our Master Planned Communities segment are assessed separately for each community and in certain circumstances, regions or projects within the community, and include, but are not limited to, significant decreases in sales pace and decreasing average selling prices.  We also monitor local economic conditions and other factors that may relieve demand expectation.

Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development, and developments in progress are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and the feasibility of development projects.

Impairment indicators for our Operating Assets and Strategic Developments segments are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and significant occupancy percentage changes.

If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flow. Significant assumptions used in the estimation of future undiscounted cash flow include, for the master planned communities, estimates of future lot sales, costs to complete and sales pace, and for properties in our Operating segment and Strategic Developments segment, future market rents, renewals and capital expenditures. Historical experience in such matters and future economic projections were used to establish such factors. These factors are subject to uncertainty.  A real estate asset is considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations. In addition, the impairment is allocated proportionately to adjust the carrying amount of the asset.  The adjusted carrying amount for operating assets, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.  The adjusted carrying amount for master planned communities is recovered through future land sales.

Recoverable amounts of receivables and deferred tax assets

We make periodic assessments of the collectibility of receivables (including those resulting from the difference between rental revenue recognized and rents currently due from tenants) and the recoverability of deferred taxes based on a specific review of the risk of loss on specific accounts or amounts.  The receivable analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payee, the basis for any disputes or negotiations with the payee and other information which may impact collectibility.  For straight-line rents receivable, the analysis considers the probability of collection of the unbilled deferred rent receivable given our experience regarding such amounts.  For deferred tax assets, an assessment of the recoverability of the tax asset considers the current expiration periods of the prior net operating loss carryforwards or other asset and our estimated future taxable income.  The resulting estimates of any allowance or reserve related to the recovery of these items is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on such payees.

Capitalization of development and leasing costs

We capitalize the costs of development and leasing activities of our properties.  These costs are incurred both at the property location and at the regional and corporate office levels.  The amount of capitalization depends, in part, on the identification and justifiable allocation of certain activities to specific projects and leases.  Differences in methodologies of cost identification and documentation, as well as differing assumptions as to the time incurred on projects, can yield significant differences in the amounts capitalized and, as a result, the amount of depreciation recognized.

Revenue recognition and related matters

Revenues from land sales are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and our subsequent involvement with the land sold are met.  Revenues relating to transactions that do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate, in the circumstances.  In addition, in certain land sale transactions, we also share in a percentage of the builders’ furnished home sales revenue, which we term builder’s price participation.  For land sale transactions in which we are required to perform additional services and incur significant costs after title has passed, revenues and cost of sales are recognized on a percentage of completion basis.

Cost ratios for land sales are determined as a specified percentage of land sales revenues recognized for each master planned community project. The cost ratios used are based on actual costs incurred and estimates of development costs and sales revenues for completion of each project.  The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans.  Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. The specific identification method is used to determine cost of sales for certain parcels of land, including acquired parcels we do not intend to develop or for which development is complete at the date of acquisition.

Minimum rent revenues are recognized on a straight-lined basis over the terms of the related leases.  Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties.  Straight-

line rents receivable represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases.  Overage rent is recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds.  Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred.

Recently Issued Accounting Pronouncements and Developments

As described in Note 14 to the consolidated and combined financial statements, new accounting pronouncements have been issued which impact or could impact the prior, current or subsequent years.

Inflation

Revenue from our operating assets may be impacted by inflation.  In addition, materials and labor costs relating to our development activities may significantly increase in an inflationary environment.  Finally, inflation poses a risk to us due to the possibility of future increases in interest rates in context of loan refinancing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2010, our consolidated debt was approximately $318.7 million of which approximately $7.0 million is recourse. In addition to principal amortization, approximately $7.0 million of our consolidated debt is expected to require repayment in 2011. In addition, as of December 31, 2010, our share of the debt of our Real Estate Affiliates was approximately $158.2 million and such debt was scheduled to mature in 2011. In March 2011, the Woodlands Partnerships refinanced their debt by entering into a $270 million facility which expires in 2014 and a $36.1 million facility which expires in 2012. After the refinancing, our share of the debt of our Real Estate Affiliates is approximately $141.0 million.

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing.  For additional information concerning our debt, and management’s estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to Item 7, the Liquidity and Capital Resources discussion above and to Notes 2 and 7.

The following table summarizes principal cash flows on our debt obligations and related weighted-average interest rates by expected maturity dates as of December 31, 2010:

								Estimated
	Contractual Maturity Date							Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value
	(In thousands)
Mortgages, notes and loans payable	$13,100	$6,360	$8,085	$83,637	$5,386	$202,092	$318,660	$330,631

Weighted-average interest rate	4.61%	4.81%	4.78%	4.59%	5.07%	5.43%	5.14%

We have not entered into any transactions using derivative commodity instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is set forth beginning page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Internal Controls over Financial Reporting

There have been no changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the relevant information included in our proxy statement for our 2011 annual meeting of stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the relevant information included in our proxy statement for our 2011 annual meeting of stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the relevant information included in our proxy statement for our 2011 annual meeting of stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the relevant information included in our proxy statement for our 2011 annual meeting of stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the relevant information included in our proxy statement for our 2011 annual meeting of stockholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements and Financial Statement Schedules.

The consolidated and combined financial statements and schedule listed in the accompanying Index to Consolidated and Combined Financial Statements and Consolidated and Combined Financial Statement Schedule are filed as part of this Annual Report.

We own a 52.5% economic interest in The Woodlands Partnerships.  We have included as an exhibit to this Annual Report the consolidated financial statements of TWLDC Holdings, L.P., as such partnership, either through majority ownership or as primary beneficiary of variable interest entities, consolidates all of The Woodlands Partnerships, and the operations of The Woodlands Partnerships are significant to our operations for the fiscal year ending December 31, 2010.  The Woodlands Partnerships include the venture developing the master planned community known as The Woodlands (whose operations are in the Master Planned Communities segment) and also hold the beneficial interests in other commercial real estate within the Woodlands community, including the conference center, all located near Houston, Texas.  The remaining 47.5% economic interest in The Woodlands Partnerships is owned by Morgan Stanley Real Estate Fund, L.P. which provides all the management services for The Woodlands Partnerships.

(b)         Exhibits.

(c)          Separate financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOWARD HUGHES CORPORATION

/s/ David R. Weinreb
David R. Weinreb
Chief Executive Officer	April 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board and Director	April 7, 2011
William Ackman

/s/ David R. Weinreb	Director and Chief Executive Officer	April 7, 2011
David R. Weinreb	(Principal Executive Officer)

/s/ Andrew C. Richardson	Chief Financial Officer (Principal	April 7, 2011
Andrew C. Richardson	Financial and Accounting Officer)

*	Director	April 7, 2011
David Arthur

*	Director	April 7, 2011
Adam Flatto

*	Director	April 7, 2011
Jeffrey Furber

*	Director	April 7, 2011
Gary Krow

*	Director	April 7, 2011
Allen Model

*	Director	April 7, 2011
R. Scot Sellers

*	Director	April 7, 2011
Steven Shepsman

* /s/ David R. Weinreb
David R. Weinreb,
Attorney-in-Fact

THE HOWARD HUGHES CORPORATION

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

AND CONSOLIDATED AND COMBINED FINANCIAL STATEMENT SCHEDULE

The following consolidated and combined financial statements and consolidated and combined financial statement schedule are included in Item 8 of this Annual Report on Form 10-K:

All other schedules are omitted since the required information is either not present in any amounts, is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated and combined financial statements and related notes.

THE HOWARD HUGHES CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Howard Hughes Corporation

Dallas, Texas

We have audited the accompanying consolidated balance sheet of The Howard Hughes Corporation and subsidiaries (the “Company”) as of December 31, 2010, the combined balance sheet of certain entities that were transferred from General Growth Properties, Inc. to the Company on November 9, 2010 (the “HHC Businesses”) as of December 31, 2009, and the related consolidated and combined statements of loss and comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of The Howard Hughes Corporation and subsidiaries and the HHC Businesses as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the combined financial statements of the HHC Businesses include allocations of certain operating expenses from General Growth Properties, Inc. until the entities were transferred to the Company on November 9, 2010.  These costs may not be reflective of the actual level of costs which would have been incurred had the HHC Businesses operated as an independent, stand-alone entity separate from General Growth Properties, Inc.

As discussed in Note 1 to the financial statements, on October 21, 2010, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on November 9, 2010.

/s/ Deloitte & Touche LLP

Chicago, Illinois

April 7, 2011

THE HOWARD HUGHES CORPORATION

CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31,
	2010	2009
	(Consolidated)	(Combined)
	(In thousands)
Assets:
Investment in real estate:
Master Planned Community assets	$1,350,648	$1,742,226
Land	180,976	193,130
Buildings and equipment	343,006	451,279
Less accumulated depreciation	(83,390)	(85,639)
Developments in progress	293,403	300,621
Net property and equipment	2,084,643	2,601,617
Investment in and loans to/from Real Estate Affiliates	149,543	140,558
Net investment in real estate	2,234,186	2,742,175
Cash and cash equivalents	284,682	3,204
Accounts receivable, net	8,154	9,145
Notes receivable	38,954	8,214
Tax indemnity receivable, including interest	323,525	—
Deferred expenses, net	6,619	7,444
Prepaid expenses and other assets	126,587	135,045
Total assets	$3,022,707	$2,905,227

Liabilities:
Liabilities not subject to compromise:
Mortgages, notes and loans payable	$318,660	$208,860
Deferred tax liabilities	78,680	782,817
Warrant liability	227,348	—
Uncertain tax position liability	140,076	66,129
Accounts payable and accrued expenses	78,836	68,062
Liabilities not subject to compromise	843,600	1,125,868
Liabilities subject to compromise	—	275,839
Total liabilities	843,600	1,401,707

Commitments and Contingencies (see Note 13)

Equity:
Common stock: $.01 par value; 100,000,000 shares authorized, 37,904,506 shares issued as of December 31, 2010	379	—
Additional paid-in capital	2,708,036	—
GGP equity	—	1,504,364
Accumulated deficit	(528,505)	—
Accumulated other comprehensive loss	(1,627)	(1,744)
Total stockholders’ equity	2,178,283	1,502,620
Noncontrolling interests in consolidated ventures	824	900
Total equity	2,179,107	1,503,520
Total liabilities and equity	$3,022,707	$2,905,227

The accompanying notes are an integral part of these consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Revenues:
Minimum rents	$66,926	$65,653	$68,441
Tenant recoveries	18,567	19,642	21,592
Master Planned Community land sales	38,058	34,563	37,928
Builder price participation	4,124	5,687	10,658
Other land sale revenues	5,384	5,747	17,971
Other rental and property revenues	9,660	5,056	15,917
Total revenues	142,719	136,348	172,507
Expenses:
Master Planned Community cost of sales	23,388	22,020	24,517
Master Planned Community land sales operations	29,041	27,042	38,904
Rental property real estate taxes	14,530	13,813	10,418
Rental property maintenance costs	6,495	5,586	6,113
Other property operating costs	37,893	34,810	38,114
Provision for doubtful accounts	1,782	2,539	1,174
General and administrative	21,538	23,023	22,152
Provisions for impairment	503,356	680,349	52,511
Depreciation and amortization	16,563	19,841	18,421
Total expenses	654,586	829,023	212,324
Operating loss	(511,867)	(692,675)	(39,817)

Interest income	369	1,689	1,914
Interest expense	(2,422)	(977)	(809)
Warrant liability expense	(140,900)	—	—
Loss before income taxes, equity in income (loss) from Real Estate Affiliates, reorganization items and noncontrolling interests	(654,820)	(691,963)	(38,712)
Benefit from (provision for) income taxes	633,459	23,969	(2,703)
Equity in income (loss) from Real Estate Affiliates	9,413	(28,209)	23,506
Reorganization items	(57,282)	(6,674)	—
Loss from continuing operations	(69,230)	(702,877)	(17,909)
Discontinued operations - loss on dispositions	—	(939)	—
Net loss	(69,230)	(703,816)	(17,909)
Allocation to noncontrolling interests	(201)	204	(100)
Net loss attributable to common stockholders	$(69,431)	$(703,612)	$(18,009)

Basic and Diluted Income (Loss) Per Share:
Continuing operations	$(1.84)	$(18.64)	$(0.48)
Discontinued operations	—	(0.02)	—
Total basic and diluted income (loss) per share	$(1.84)	$(18.66)	$(0.48)

Comprehensive Income (loss), Net:
Net loss	$(69,230)	$(703,816)	$(17,909)
Other comprehensive income (loss)	117	1,182	(1,956)
Comprehensive income (loss)	(69,113)	(702,634)	(19,865)
Comprehensive (loss) income allocated to noncontrolling interests	(201)	204	(100)
Comprehensive income (loss) attributable to common stockholders	$(69,314)	$(702,430)	$(19,965)

The accompanying notes are an integral part of these consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

			Retained		Accumulated	Noncontrolling
		Additional	Earnings		Other	Interests in
	Common	Paid-In	(Accumulated	GGP	Comprehensive	Consolidated	Total
	Stock	Capital	Deficit)	Equity	Income (Loss)	Ventures	Equity
	(In thousands)

Balance, January 1, 2008	$—	$—	$—	$1,609,708	$(970)	$1,934	$1,610,672

Net (loss) income	—	—	—	(18,009)	—	100	(17,909)
Distributions to noncontrolling interests	—	—	—	—	—	(231)	(231)
Other comprehensive loss	—	—	—	—	(1,956)	—	(1,956)
Contributions from GGP, net	—	—	—	395,239	—	—	395,239

Balance, December 31, 2008	$—	$—	$—	$1,986,938	$(2,926)	$1,803	$1,985,815

Net loss	—	—	—	(703,612)	—	(204)	(703,816)
Distributions to noncontrolling interests	—	—	—	—	—	(699)	(699)
Other comprehensive income	—	—	—	—	1,182	—	1,182
Contributions from GGP, net	—	—	—	221,038	—	—	221,038

Balance, December 31, 2009	$—	$—	$—	$1,504,364	$(1,744)	$900	$1,503,520

Net (loss) income	—	—	(528,505)	459,074	—	201	(69,230)
Distributions to noncontrolling interests	—	—	—	—	—	(277)	(277)
Other comprehensive income	—	—	—	—	117	—	117
Issuance of common stock (37,896,259 shares)	379	182,284	—	—	—	—	182,663
Issuance of restricted stock, net of expense (8,247 shares)	—	85	—	—	—	—	85
Contributions from GGP prior to the Separation	—	—	—	562,229	—	—	562,229
Transfer from GGP on Effective Date	—	2,525,667	—	(2,525,667)	—	—	—

Balance, December 31, 2010	$379	$2,708,036	$(528,505)	$—	$(1,627)	$824	$2,179,107

The accompanying notes are an integral part of these consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2010	2009	2008
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(69,230)	$(703,816)	$(17,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of Real Estate Affiliates (including provisions for impairment in 2009)	(9,413)	28,209	(23,506)
Provision for doubtful accounts	1,782	2,539	1,174
Distributions received from Real Estate Affiliates	—	1,406	2,478
Depreciation	14,582	17,145	15,637
Amortization	1,981	2,696	2,784
Amortization (accretion) of deferred financing costs and debt market rate adjustments	1,260	978	810
Amortization of intangibles other than in-place leases	174	220	268
Straight-line rent amortization	(151)	(49)	(306)
Deferred income taxes including tax restructuring benefit	(636,117)	(23,120)	(6,811)
Non-cash expense on warrant liability	140,900	—	—
Loss on dispositions	—	939	—
Provisions for impairment	503,356	680,349	52,511
Land/residential development and acquisitions expenditures	(57,138)	(61,226)	(147,757)
Cost of land sales	24,388	22,019	24,516
Reorganization items - finance costs related to emerged entities	1,311	2,158	—
Non-cash reorganization items	(2,724)	(11,835)	—
Net changes:
Accounts and notes receivable	534	(2,487)	3,215
Prepaid expenses and other assets	18,686	24,867	26,387
Deferred expenses	(2,110)	(1,850)	(3,516)
Accounts payable and accrued expenses	112	1,941	15,658
Other, net	(82)	1,047	3,668
Net cash used in operating activities	(67,899)	(17,870)	(50,699)

Cash Flows from Investing Activities:
Development of real estate and property additions/improvements, primarily previously accrued	(111,832)	(27,738)	(314,103)
Proceeds from sales of investment properties	—	6,392	14,821
Decrease (increase) in investments in Real Estate Affiliates	3	(288)	(717)
Decrease (increase) in restricted cash	—	202	(202)
Net cash used in investing activities	(111,829)	(21,432)	(300,201)

Cash Flows from Financing Activities:
Change in GGP investment, net (Notes 1 and 2)	216,518	50,865	374,154
Principal payments on mortgages, notes and loans payable	(22,109)	(10,465)	(15,509)
Finance costs related to emerged entities	(1,311)	(2,158)	—
Cash distributions paid to preferred stockholders of Victoria Ward, Ltd.	—	(12)	(12)
Cash distributions paid to common stockholders of Victoria Ward, Ltd.	—	—	(9,990)
Proceeds from issuance of common stock and warrants to Plan Sponsors	251,385	—	—
Proceeds from issuance of common stock warrants	17,000	—	—
Distributions to noncontrolling interests	(277)	(687)	(219)
Net cash provided by financing activities	461,206	37,543	348,424
Net change in cash and cash equivalents	281,478	(1,759)	(2,476)
Cash and cash equivalents at beginning of period	3,204	4,963	7,439
Cash and cash equivalents at end of period	$284,682	$3,204	$4,963

Supplemental Disclosure of Cash Flow Information:
Interest paid	$21,225	$48,100	$38,200
Interest capitalized	19,139	46,976	36,088
Reorganization items paid	60,007	2,384	—

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$(89,514)	$(15,222)	$81,376
Change in Contingent Stock Agreement liability	(15,000)	178,130	(13,031)
Mortgage debt market rate adjustment related to emerged entities	2,749	11,723	—
Contribution of tax indemnity receivable plus interest from GGP	323,525	—	—
Settlement/conversion to equity of intercompany payables to GGP	37,328	—	—
Contribution of note receivable from GGP	31,386	—	—
Other non-cash GGP equity transactions	(46,528)	2,612	44,106
Recognition of note payable in conjunction with land held for development and sale	—	6,520	—
Non-cash dividends	—	—	67,817

The accompanying notes are an integral part of these consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1                 ORGANIZATION

General

The Howard Hughes Corporation (“HHC” or the “Company”) was incorporated in 2010 to hold certain assets and liabilities of GGP, Inc. formerly known as General Growth Properties, Inc. (“GGP”), and its subsidiaries (collectively, our “predecessors”).  We are a real estate company and specialize in the development and operation of master planned communities and other strategic real estate opportunities across the United States.

On April 16, 2009 and April 22, 2009 (collectively, the “Petition Date”), GGP and certain of its subsidiaries (the “Debtors”) filed voluntary petitions under Chapter 11 of Title 11 of the United States Code (the ‘‘Chapter 11 Cases’’) with the Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On October 21, 2010, the Bankruptcy Court entered an order confirming the plan of reorganization (the “Plan”).  Pursuant to the Plan, GGP emerged from bankruptcy and HHC received certain of the assets and liabilities of our predecessors (the ‘‘Separation’’), which we refer to as our business or “the HHC Businesses”. Certain of the HHC Businesses were included in the entities that emerged from bankruptcy on the Effective Date pursuant to the Plan.  The Company spun-off from GGP on November 9, 2010 (such time of completion being referred to as the “Effective Date”) as described in “Transactions on the Effective Date”, below.

The operations of the business is presented as if the transferred business was our business for all historical periods described and at the historical cost carrying value of such assets and liabilities reflected in GGP’s books and records. Unless the context otherwise requires, references to “we,” “us” and “our” refer to HHC and its subsidiaries after giving effect to the transfer of assets and liabilities from our predecessors.

As of December 31, 2010, our assets consisted of the following:

•                  four master planned communities;

•                  thirteen operating assets; and

•                  seventeen strategic developments.

Our ownership interests in properties in which we own a majority or controlling interest are combined for the period from January 1, 2008 through November 9, 2010 and consolidated for the period from November 10, 2010 through December 31, 2010 under accounting principles generally accepted in the United States of America (“GAAP”), with the non-controlling interests in such consolidated or combined ventures reflected as components of equity.  Our interests in TWCPC Holdings, L.P., (“The Woodlands Commercial”), the Woodlands Operating Company, L.P. (“The Woodlands Operating”) and the Woodlands Land Development Company, L.P. (“The Woodlands MPC”), all located in Houston, Texas and, collectively, the “Woodlands Partnerships”, and our interests in Westlake Retail Associates, Ltd (“Circle T Ranch”) and 170 Retail Associates Ltd (“Circle T Power Center”) and, together with Circle T Ranch, “Circle T”, located in Dallas/Fort Worth, Texas, are held through joint venture entities in which we own non-controlling interests and are unconsolidated and accounted for on the equity method. The Woodlands Partnerships, Circle T and certain cost method investments (see Note 6) are collectively referred to in this report as our “Real Estate Affiliates”.

Transactions related to the Plan

On the Effective Date, approximately 32.5 million shares of common stock of HHC were distributed to the common and preferred unit holders of GGPLP (representing 0.0983 shares of HHC for each GGP share, with no fractional shares being issued), which includes GGP, and then GGP distributed its portion of such shares pro-rata to holders of GGP common stock (the “Distribution”). GGP has not retained any ownership interest in HHC. The Plan generally provided for the payment/settlement or reinstatement of claims against our predecessors, funded with new capital provided by investors sponsoring the Plan (the “Plan Sponsors”).  As part of the Plan, approximately 5.25 million shares of our common stock and 8.0 million warrants were purchased by certain of the investors sponsoring the Plan for $250 million.

On the Effective Date, we issued warrants to purchase up to approximately 8.0 million shares of our common stock to the Plan Sponsors (the “Sponsors Warrants”) with an estimated initial value of approximately $69.5 million. The warrants have an initial exercise price of $50.00 per share and will be subject to adjustment for future stock dividends,

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

splits or reverse splits of our common stock or certain other events. Approximately 6.08 million warrants are immediately exercisable and approximately 1.92 million warrants are exercisable upon 90 days prior notice for the first 6.5 years after issuance and exercisable without notice any time thereafter. Each warrant has a term of seven years from the Effective Date.

In addition to the investment by the Plan Sponsors, the following transactions relating to the Plan also occurred prior to or on the Effective Date:

•                  GGP withdrew all permitted cash or cash equivalents balances from the Company’s accounts totaling $2.5 million, excluding $6.1 million of net proceeds from sales at the Summerlin Master Planned Community which closed in October, 2010;

•                  the Company received a note receivable from GGP totaling $31.4 million of principal plus interest at 4.41% through December 1, 2015 in accordance with the Plan;

•                  the Tax Indemnity Cap (as defined in Note 8) of $303.8 million was established, along with the obligation of GGP to pay interest, and penalties, if any, on such obligations and to pay up to $5.0 million of pre-petition liabilities;

•                  the reclassification of $64.0 million of mortgages, notes and loans payable and $74.1 million of accounts payable and accrued expenses subject to compromise to the appropriate categories of liabilities not subject to compromise (the reclassification also eliminates approximately $9.0 million of pre-petition mechanics and materialmens’ liens payable included in the historical combined balance sheet because any remaining amounts due relating to these liabilities as of the Effective Date were retained by GGP in accordance with the Plan);

•                  the prepayment on October 21, 2010 of a portion of the loan obligation on the 110 N. Wacker property totaling $16.0 million by GGP;

•                  an adjustment of $491.3 million for the re-measurement of the deferred tax liability utilizing the carrying amount of the Company’s assets and liabilities and the current taxable and non-taxable entities held by the Company (See Note 8); and

•                  the settlement/conversion to equity of approximately $37.3 million of net intercompany payables in accordance with a separation agreement between the Company and GGP.

In addition, on November 22, 2010, the Company entered into warrant agreements with David R. Weinreb, our Chief Executive Officer, and Grant Herlitz, our President and from January 31, 2011 through March 28, 2011, our Interim Chief Financial Officer (the “Management Warrants”), in each case prior to his appointment to such position, pursuant to which: (a) Mr. Weinreb purchased a warrant to acquire 2,367,958 shares of Company common stock for a purchase price of $15.0 million; and (b) Mr. Herlitz purchased a warrant to acquire 315,731 shares of Company common stock for a purchase price of $2.0 million, both of which purchase prices were determined to be at the Warrants then current fair value.  The Management Warrants have an exercise price of $42.23 per share and will, excluding certain specific circumstances, become exercisable in November 2016 and will expire in November 2017.

On February 25, 2011, the Company also entered into a warrant agreement with Andrew C. Richardson, our Chief Financial Officer effective as of March 28, 2011, prior to his appointment to such position, pursuant to which Mr. Richardson purchased a warrant to acquire 178,971 shares of company common stock for a purchase price of $2.0 million, which purchase price was determined to be at current fair value.  The warrant has an exercise price of $54.40 per share and will generally become exercisable in February 2017 and will expire in February 2018.

The estimated $181.7 million fair value of the Sponsors Warrants as of December 31, 2010, respectively, and $45.6 million fair value of the Management Warrants as of December 31, 2010 has been recorded as a liability because the holders of the warrants could require HHC to settle such warrants in cash due to a subsequent change of control.  Such fair values were estimated using an option pricing model and level 3 inputs due to the unavailability of comparable market data (Note 2).  Subsequent to the Effective Date, changes in fair value of the Sponsors Warrants, the Management Warrants and Mr. Richardson’s warrant have been and will continue to be recognized in earnings and, accordingly, warrant liability expense of approximately $140.9 million was recognized for the year ended December 31, 2010, all of which is applicable to the period subsequent to the Effective Date.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 2         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Combination and Basis of Presentation

The accompanying consolidated balance sheet at December 31, 2010 reflects the consolidation of the HHC Businesses with HHC, as of such date, with all intercompany balances and transactions between the HHC Businesses eliminated.  The accompanying combined financial statements for the periods prior to the Separation have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) on a carve-out basis from the consolidated financial statements of GGP using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from GGP.  This presentation incorporates the same principles used when preparing consolidated financial statements, including elimination of intercompany transactions.  The presentation also includes the accounts of the HHC Businesses in which we have a controlling interest. The noncontrolling equity holders’ share of the assets, liabilities and operations are reflected in noncontrolling interests within permanent equity of the Company. All intercompany balances and transactions between the HHC Businesses have been eliminated.  Accordingly, the results presented for the year ended December 31, 2010 reflect the aggregate of operations and changes in cash flows and equity on a carved-out basis for the period from January 1, 2010 through November 9, 2010 and on a consolidated basis for the period from November 10, 2010 through December 31, 2010.

As discussed in Note 1, we were formed for the purpose of receiving, via a tax-free distribution, certain assets and assuming certain liabilities of our predecessors pursuant to the Plan. We conducted no business and had no separate material assets or liabilities until the Separation was consummated. No previous historical financial statements for the HHC Businesses have been prepared and, accordingly, our combined financial statements are derived from the books and records of GGP and were carved-out from GGP at a carrying value reflective of such historical cost in such GGP records.  Our historical financial results reflect allocations for certain corporate expenses which include, but are not limited to, costs related to property management, human resources, security, payroll and benefits, legal, corporate communications, information services and restructuring and reorganizations.  Costs of the services (approximately $8.4, $9.9 and $12.4 million for 2010, 2009 and 2008, respectively) that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly the Company’s percentage of GGP’s adjusted revenue and assets and the number of properties.  We believe these allocations are reasonable; however, these results do not reflect what our expenses would have been had the Company been operating as a separate, stand-alone public company. In addition, the HHC Businesses were operated as subsidiaries of GGP, which operates as a real estate investment trust (“REIT”). We will operate as a taxable corporation. The historical combined financial information presented through the Effective Date will therefore not be indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone entity during the periods shown or of our future performance as an independent, stand-alone entity.

Classification of Liabilities Not Subject to Compromise

As certain of the HHC Businesses had filed for bankruptcy protection in 2009 as described above, these entities present their liabilities as subject to compromise at December 31, 2009.  Liabilities not subject to compromise at December 31, 2009 include: (1) liabilities of the HHC subsidiaries that were not debtors under GGP’s bankruptcy; (2) liabilities incurred after the Petition Date; (3) pre-petition liabilities that certain subsidiaries of HHC which have emerged from bankruptcy at December 31, 2009 expect to pay in full; and (4) liabilities related to pre-petition contracts that affirmatively have not been rejected.

All liabilities incurred prior to the Petition Date other than those specified immediately above were considered liabilities subject to compromise. The amounts of the various categories of liabilities that were subject to compromise are set forth below. These amounts represented the then estimates of known or potential pre-Petition Date claims likely to be resolved in connection with the Chapter 11 Cases. Although such claims remained subject to future adjustments at December 31, 2009, due to further negotiations and actions of the Bankruptcy Court including the emergence from bankruptcy of all remaining Debtors on or before the Effective Date pursuant to the plans of reorganization providing for, in general, full payment of allowed claims, substantially all recorded liabilities at December 31, 2009 were settled, reinstated or retained by GGP in 2010.  The amounts subject to compromise consisted of the following items:

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2009
(In thousands)
Mortgages and secured notes	$133,973
Accounts payable and accrued liabilities	141,866
Total liabilities subject to compromise	$275,839

The classification of liabilities “not subject to compromise” versus liabilities “subject to compromise” at December 31, 2009 was based on then available information and analysis.  In addition, GGP has agreed that it will reimburse HHC for pre-petition liability claims up to $5.0 million, substantially all of which is unpaid as of December 31, 2010.

Reorganization Items

Reorganization items are expense or income items that were incurred or realized by certain of our subsidiaries as a result of the Chapter 11 Cases and are presented separately in the Consolidated and Combined Statements of Loss and Comprehensive Loss. These items include professional fees and similar types of expenses and gains and interest earned on cash accumulated by certain of our subsidiaries, all as a result of the Chapter 11 Cases.  Reorganization items specific to the HHC Businesses have been allocated to us and have been reflected in our combined financial statements and in the tables presented below.

The key employee incentive program (the “KEIP”) was intended to retain certain key employees of GGP during the pendency of the Chapter 11 Cases and provided for payment (in two installments) to these GGP employees upon successful emergence from bankruptcy.  The first KEIP payment was made by GGP on November 12, 2010. As certain of these employees became our employees on the Effective Date, a portion of the KEIP was deemed to relate to us and therefore, we recognized our KEIP expense in the period from the date the KEIP was approved by the Bankruptcy Court (October 2009) to the Effective Date, in reorganization items on the Combined Statements of Loss and Comprehensive Loss in the amount of $13.5 million and $2.3 million for the years ended December 31, 2010 and 2009, respectively.  The second and final KEIP installment was paid by GGP in February 2011 in accordance with the Employee Matters Agreement we executed with GGP at Separation.

Reorganization items are as follows:

	Year Ended December 31,
Reorganization Items	2010	2009
		(In thousands)
Gains on liabilities subject to compromise - vendors (a)	$(791)	$(99)
Gains on liabilities subject to compromise, net - mortgage debt (b)	(2,749)	(11,723)
Interest income (c)	(16)	(4)
U.S. Trustee fees (d)	571	226
Restructuring costs (e)	60,267	18,274
Total reorganization items	$57,282	$6,674

(a)          This amount includes gains from repudiation, rejection or termination of contracts or guarantee of obligations.  Such gains reflect agreements reached with certain critical vendors, which were authorized by the Bankruptcy Court and for which payments on a

(b)         Such net gains include the Fair Value adjustments of mortgage debt relating to entities that emerged from bankruptcy.

(c)          Interest income primarily reflects amounts earned on cash accumulated as a result of our Chapter 11 cases.

(d)         Estimate of fees due remains subject to confirmation and review by the Office of the United States Trustee (“U.S. Trustee”).

(e)          Restructuring costs primarily include professional fees incurred related to the bankruptcy filings, our allocated share of the KEIP payment, finance costs incurred by debtors upon emergence from bankruptcy and any associated write off of unamortized defer

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Properties

Real estate assets are stated at cost less any provisions for impairments.  Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized. Real estate taxes and interest costs incurred during construction periods are also capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period.  For these costs, amounts related to the Master Planned Communities are reflected in Master Planned Community assets and in Buildings and equipment for the operating retail properties and Developments in progress for our Strategic Developments assets.

Pre-development costs, which generally include legal and professional fees and other directly-related third-party costs, are capitalized as part of the property being developed.  In the event that management does not have the ability or intent to complete a development, the costs previously capitalized are expensed (see also our impairment policies in this Note 2 below).  Such costs are reflected in Master Planned Community assets for the Master Planned Communities and in Developments in Progress for the Strategic Developments properties.

With respect to the operating retail properties, tenant improvements, either paid directly or in the form of construction allowances paid to tenants, are capitalized and depreciated over the applicable lease term.  Maintenance and repairs are charged to expense when incurred.  Expenditures for significant betterments and improvements are capitalized.

Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Asset Type	Years
Buildings and improvements	40-45
Equipment, tenant improvements and fixtures	5-10

Acquisitions of Properties

Certain of the HHC Businesses, particularly certain properties in our Master Planned Communities segment, were purchased by our predecessors rather than developed.  Accordingly, the acquisitions of such properties were accounted for utilizing the acquisition method.  Estimates of future cash flows and other valuation techniques were used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, debt liabilities assumed and identifiable intangible assets and liabilities such as amounts related to in-place at-market tenant leases, acquired above and below-market tenant and ground leases and tenant relationships.

Investments in Real Estate Affiliates

We account for investments in joint ventures where we own a non-controlling participating interest using the equity method and, investments in joint ventures where we have virtually no influence on the joint venture’s operating and financial policies, on the cost method.  Under the equity method, the cost of our investment is adjusted for our share of the equity in earnings (losses) of such Real Estate Affiliates from the date of acquisition and reduced by distributions received.  Generally, the operating agreements with respect to our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages.  We generally also share in the profit and losses, cash flows and other matters relating to our Real Estate Affiliates in accordance with our respective ownership percentages.  Differences between the carrying amount of our investment in the Real Estate Affiliates and our share of the underlying equity of such Real Estate Affiliates are amortized over lives ranging from five to forty-five years.  For cost method investments, we recognize earnings to the extent of distributions received from such investments.

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

The CSA provided that the Beneficiaries receive a share of the cash flow and income from the development or sale of the CSA assets and a final payment representing their share of the valuation of the CSA Assets as of December 31, 2009.  Accordingly, a recovery of approximately $5.3 million and expense of approximately $2.1 million was

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

recognized for 2009 and 2008, respectively.  In addition, net of previously accrued but not then currently payable amounts for such participation expense, the recognition of the $245.0 million estimated final payment to the Beneficiaries increased the carrying amount of the CSA Assets by approximately $178.0 million as of December 31, 2009.  The Plan provided that the final payment and settlement of all other claims under the CSA was $230 million (down from the $245 million estimate at December 31, 2009), and such amount was distributed by GGP after the Effective Date. Accordingly, during 2010, we reduced our carrying value of the CSA assets, and the related GGP equity, by $15 million for this revised estimate.

Impairment

The generally accepted accounting principles related to accounting for the impairment or disposal of long-lived assets require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below market rate of return.  We review our real estate assets (including those held by our Real Estate Affiliates), including operating assets, land held for development and sale and developments in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Impairment indicators for our assets, regions or projects within our Master Planned Communities segment are assessed separately and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future sales.  Master Planned Community assets have extended life cycles that may last 20 to 40 years and have few long-term contractual cash flows (such as operating lease revenue).  Further, master planned community assets generally have minimal to no residual values because of their liquidating characteristics.  Master planned community development periods often occur through several economic cycles.  Subjective factors such as the expected timing of property development and sales, optimal development density and sales strategy impact the timing and amount of expected future cash flows and fair value.

Impairment indicators for our Operating Assets segment are assessed separately for each property and include, but are not limited to significant decreases in Adjusted EBITDA, significant decreases in occupancy or low occupancy and significant net operating losses.

Impairment indicators for our Strategic Developments segment are assessed separately for each property and include, but are not limited to, significant decreases in comparable property sale prices.

Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development, and developments in progress are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects.

If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flow. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, pricing, development costs, sales pace and capitalization rates, and estimated holding periods for the applicable assets.  Although the estimated fair value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount is not expected to be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations.  In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset.  The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset or, for Master Planned Communities, is expensed as a cost of sales when land is sold.  Assets that have been impaired will in the future have lower depreciation and cost of sale expenses, but the impairment will have no impact on cash flow.

With respect to our investment in the Real Estate Affiliates, a series of operating losses of an asset or other factors may indicate that a decrease in value has occurred which is other-than-temporary. The investment in each of the Real Estate Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the decrease in value of our investment in a Real Estate Affiliate is deemed to be other than temporary, our investment in such Real Estate Affiliate is reduced to its estimated fair value.  Accordingly, in addition

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

to the property-specific impairment analysis that we perform on the investment properties, land held for development and sale and developments in progress owned by such joint ventures (as part of our investment property impairment process described above), we also considered the ownership and distribution preferences and limitations and rights to sell and repurchase our ownership interests.

Cash and Cash Equivalents

Highly-liquid investments with maturities at dates of purchase of three months or less are classified as cash equivalents.

Notes Receivable

Notes receivable includes amounts due from builders for previous sales of lots, primarily at our Maryland master planned community and, at December 31, 2010, a note from GGP. This note has a balance of $30.9 million at December 31, 2010, represents cash payments of approximately $6.9 million per year through the end of 2015 and is due from GGP.

Deferred Expenses

Deferred expenses consist principally of financing fees and leasing costs and commissions.  Deferred financing fees are amortized to interest expense using the effective interest method (or other methods which approximate the effective interest method) over the terms of the respective financing agreements.  Deferred leasing costs and commissions are amortized using the straight-line method over periods that approximate the related lease terms. Deferred expenses in our consolidated and combined balance sheets are shown at cost, net of accumulated amortization, of $6.6 million as of December 31, 2010 and $7.4 million as of December 31, 2009.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases.  Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties.

Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $2.0 million as of December 31, 2010 and $3.2 million as of December 31, 2009, are included in Accounts and notes receivable, net in our financial statements.

Percentage rent in lieu of fixed minimum rent received from tenants for the years ended December 31, 2010, 2009 and 2008 was $3.9 million, $3.0 million and $3.7 million, respectively, and is included in Minimum rents in our financial statements.

Overage rent (of approximately $3.4 million, $2.7 million and $3.5 million for 2010, 2009 and 2008, respectively), also included in minimum rents, is paid by a tenant when its sales exceed an agreed upon minimum amount.  Overage Rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease. Overage Rent is recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds.  Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred.

We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible.  Such allowances are reviewed periodically based upon our recovery experience.  We also evaluate the probability of collecting future rent which is recognized currently under a straight-line methodology.  This analysis considers the long-term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods.  Our experience relative to unbilled deferred rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For that portion of the otherwise recognizable deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable in our consolidated and combined balance sheets are shown net of an allowance for doubtful accounts of $16.3 million as of December 31, 2010 and $16.8 million as of December 31, 2009.  The following table summarizes the changes in allowance for doubtful accounts:

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	2010	2009	2008
	(In thousands)
Balance as of January 1	$16,812	$21,712	$22,041

Provision	1,782	2,539	1,174
Write-offs	(2,317)	(7,439)	(1,503)

Balance as of December 31	$16,277	$16,812	$21,712

Revenues from land sales are recognized using the full accrual method if various criteria provided by GAAP relating to the terms of the transactions and our subsequent involvement with the land sold are met.  Revenues relating to transactions that do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances.  In addition, we recognize revenue related to our right to participate in the ultimate home sale proceeds of the builders we sell our lots to as such amounts are collected.

Cost of land sales is determined as a specified percentage of land sales revenues recognized for each community development project.  These cost ratios used are based on actual costs incurred and estimates of future development costs and sales revenues to completion of each project.  The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans.  Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project.  The specific identification method is used to determine cost of sales for certain parcels of land, including acquired parcels we do not intend to develop or for which development was complete at the date of acquisition.

Nouvelle at Natick is a 215 unit residential condominium project, located in Natick, Massachusetts.  Pursuant to the Plan, only the unsold units at Nouvelle at Natick on the Effective Date were distributed to us and no deferred revenue or sales proceeds from unit closings prior to the Effective Date was allocated to us.  As of December 31, 2010, 49 units were unsold at Nouvelle at Natick.  Income related to unit sales subsequent to the Effective Date is accounted for on a unit-by-unit full accrual method.

Income Taxes

Deferred income taxes are accounted for using the asset and liability method.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards.  A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized.  An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, is included in the current deferred tax provision.  There are events or circumstances that could occur in the future that could limit the benefit of deferred tax assets.  In addition, we recognize and report interest and penalties, if necessary, related to uncertain tax positions within our provision for income tax expense.

In many of our Master Planned Communities, gains with respect to sales of land for commercial use are reported for tax purposes on the percentage of completion method.  Under the percentage of completion method, gain is recognized for tax purposes as costs are incurred in satisfaction of contractual obligations.  The method used for determining the percentage complete for income tax purposes is different than that used for financial statement purposes.  In addition, gains with respect to sales of land for single family residences are reported for tax purposes under the completed contract method.  Under the completed contract method, gain is recognized for tax purposes when 95% of the costs of our contractual obligations are incurred or the contractual obligation is transferred.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding.  Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares.  The dilutive effect of options and warrants (including fixed awards and nonvested stock issued under stock-based compensation plans) is computed using the “treasury stock” method.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Diluted EPS excludes options where the exercise price was higher than the average market price of our common stock and options for which vesting requirements were not satisfied.  Such options totaled 138,581 shares as of December 31, 2010.  In addition, the effect of all 164,138 options and 10.7 million shares represented by our outstanding warrants were excluded from diluted EPS as the effect of such items were anti-dilutive due to net losses recognized for all periods presented. The weighted average number of shares reflecting the earnings per share impact of these potentially dilutive securities totaled 3,433 and 27,850 shares for options and warrants, respectively.

As discussed in Note 1, in connection with the Separation, on November 9, 2010, GGP distributed to its stockholders 32.5 million shares of our common stock and approximately 5.25 million shares were purchased by certain investors sponsoring the Plan.  This share amount is being utilized for the calculation of basic and diluted EPS for all periods presented prior to the Separation as our common stock was not traded prior to November 9, 2010 and there were no dilutive securities in the prior periods.

Information related to our EPS calculations is summarized as follows:

	Basic and Diluted
	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Numerators:
Income (loss) from continuing operations	$(69,230)	$(702,877)	$(17,909)
Allocation to noncontrolling interests	(201)	204	(100)
Income (loss) from continuing operations - net of noncontrolling interests	$(69,431)	$(702,673)	$(18,009)

Discontinued operations - loss on disposition	—	$(939)	—

Net income (loss)	$(69,230)	$(703,816)	$(17,909)
Allocation to noncontrolling interests	(201)	204	(100)
Net income (loss) attributable to common stockholders	$(69,431)	$(703,612)	$(18,009)

Denominators:
Weighted average number of common shares outstanding - basic	37,726	37,716	37,716
Effect of dilutive securities	—	—	—
Weighted average number of common shares outstanding - diluted	37,726	37,716	37,716

Fair Value Measurements

We adopted the generally accepted accounting principles related to fair value measurements as of January 1, 2008 for our financial assets and liabilities and as of January 1, 2009 for our non-financial assets and liabilities.  The Company is required to estimate the fair value of its long-lived assets, such as its real estate investments, that it determines are impaired.  Accordingly, those assets which were impaired in 2009 and 2010 were recorded at their estimated fair value in the year in which impairment occurred.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

observable inputs and minimize the use of unobservable inputs.  Any fair values utilized or disclosed in our combined financial statements were developed for the purpose of complying with the accounting principles established for fair value measurements.

The following table summarizes our assets and liabilities that are measured at fair value on a nonrecurring basis and therefore, the Sponsor and Management Warrants are excluded, Note 1:

2010	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Loss) Gain - Year Ended December 31, 2010
	(In thousands)
Master Planned Communities:
Maryland - Columbia (a)	$34,823	$—	$—	$34,823	$(56,798)
Maryland - Gateway (a)	1,649	—	—	1,649	(2,613)
Summerlin South (a)	203,325	—	—	203,325	(345,920)

Operating Assets:
Landmark Mall (b)	23,750	—	—	23,750	(24,434)
Riverwalk Marketplace (c)	10,179	—	—	10,179	(55,975)

Strategic Developments:
Century Plaza Mall (b)	4,500	—	—	4,500	(12,899)
Nouvelle at Natick (d)	13,413	—	—	13,413	(4,135)
Total investments in real estate	$291,639	$—	$—	$291,639	$(502,774)

Debt
Fair value of emerged entity mortgage debt (e)	$65,753	$—	$—	$65,753	$2,749
Total liabilities	$65,753	$—	$—	$65,753	$2,749

(a) The fair value was calculated based on a discounted cash flow analysis using a property specific discount rate of 20.0%.

(b) The fair value is based on estimated sales value.

(c) The fair value was calculated based on a discounted cash flow analysis using a property specific discount rate and a residual capitalization rate of 8.5% for both computations.

(d) The fair value was calculated based on a discounted cash flow analysis using a property specific discount rate of 20%.

(e) The fair value of debt relates to properties that emerged from bankruptcy in 2010.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2009	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Loss) Gain Year Ended December 31, 2009
	(In thousands)
Master Planned Communities:
Maryland - Fairwood	$12,629	$—	$12,629	$—	$(52,767)

Operating Assets:
Landmark Mall (a)	49,501	—	—	49,501	(27,323)

Strategic Developments:
The Bridges at Mint Hill	14,100	—	14,100	—	(16,636)
Elk Grove Promenade	21,900	—	21,900	—	(175,280)
The Shops At Summerlin Center	46,300	—	46,300	—	(176,141)
Kendall Town Center (b)	13,931	—	—	13,931	(35,089)
AllenTowne	25,900	—	25,900	—	(29,063)
Cottonwood Mall (a)	21,500	—	—	21,500	(50,768)
Princeton Land East, LLC	8,802	—	8,802	—	(8,904)
Princeton Land LLC	11,948	—	11,948	—	(13,356)
Village At Redlands	7,545	—	—	7,545	(5,537)
Redlands Promenade	6,727	—	—	6,727	(6,667)
Nouvelle at Natick (b)	64,661	—	—	64,661	(55,923)
Total investments in real estate	$305,444	$—	$141,579	$163,865	$(653,454)

Debt
Fair value of emerged entity mortgage debt (c)	$134,089	$—	$—	$134,089	$11,723
Total Liabilities	$134,089	$—	$—	$134,089	$11,723

(a) The fair value was calculated based on a discounted cash flows analysis using property specific discount rates ranging from 9.25% to 12.00% and residual capitalization rates ranging from 8.50% to 11.50%.

(b) The fair value is based on estimated sales value.

(c) The fair value of debt relates to two properties that emerged from bankruptcy in December 2009.

Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our financial statements except for debt.  GAAP requires that management estimate and disclose the fair value of our debt. As a result of certain of our subsidiaries Chapter 11 cases, the fair value for the outstanding debt at December 31, 2009 that is included in liabilities subject to compromise in our Combined Balance Sheets could not be reasonably determined as the Plan was not effective as of such date.  Such debt was adjusted to fair value upon the applicable entity’s emergence from bankruptcy.  For the $208.8 million of mortgages, notes and loans payable outstanding that was not subject to compromise at December 31, 2009 and all such debt as of December 31, 2010, management’s required estimates of fair value are presented below.

We estimated the fair value of this debt based on quoted market prices for publicly-traded debt, recent financing transactions (which may not be comparable), estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds and US treasury obligation interest rates, and on the discounted estimated future cash payments to be made on such debt.  The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed or recorded due to GAAP bankruptcy emergence guidance.  Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any of such debt could be realized by immediate settlement of the obligation.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$191,037	$202,897	$208,860	$205,206
Variable-rate debt	65,518	65,629	—	—
SID bonds (*)	62,105	62,105	—	—
Total	$318,660	$330,631	$208,860	$205,206

(*) Due to the uncertain repayment terms of special improvement district (SID) bonds the carrying value has been used as an approximation of fair value.

Included in such amounts for 2010 and 2009 is $65.8 million and $134.1 million, respectively, of debt that relates to the properties that emerged from bankruptcy in such years where the aggregate carrying value of the debt was reduced by $2.7 million and $11.7 million, respectively, to then estimated fair value of such debt (based on significant unobservable Level 3 inputs).

Municipal Utility Districts (“MUDS”)

In Houston, Texas, certain development costs are reimbursable through the creation of MUDs (and Water Control and Improvement Districts), which are separate political subdivisions authorized by Article 16, Section 59 of the Texas Constitution and governed by the Texas Commission on Environmental Quality (“TCEQ”).  MUDs are formed to provide municipal water, waste water, drainage services, recreational facilities and roads to those areas where they are currently unavailable through the regular city services.  Typically, the developer advances funds for the creation of the facilities, which must be designed, bid and constructed in accordance with the city of Houston’s and TCEQ requirements.  The developer initiates the MUD process by filing the applications for the formation of the MUD, and once the applications have been approved, a board of directors is elected for the MUD and given the authority to issue ad valorem tax bonds and the authority to tax residents.  The MUD Board authorizes and approves all MUD development contracts and pay estimates.  The Company estimates the costs it believes will be eligible for reimbursement for MUD receivables and MUD bond sale proceeds are used to reimburse the developer for its construction costs, including interest. MUD taxes are used to pay the debt service on the bonds and the operating expenses of the MUD.  The Company estimates the costs it believes will be eligible for reimbursement as MUD receivables and  has not incurred any debt relating to the MUDs.

Reclassifications

In 2010, certain amounts in the 2009 and 2008 combined financial statements were reclassified to conform to the current period presentation. Specifically, to reflect changes in our segment classifications and improve our internal and external reporting, we reclassified $41.8 million of assets in 2009 related to the Nouvelle at Natick condominium project from the Master Planned Community Asset to Developments in Progress.  In addition, property management and other costs of $17.6 and $20.7 million and strategic initiatives of $5.4 and $1.5 million, respectively, for 2009 and 2008 were combined into one line item, General and Administrative.  Further, notes receivable, uncertain tax position liability and certain elements of Master Planned Community revenues and expenses have been presented separately to provide additional detail on our obligations, while certain income and expense elements of our operating retail properties have been combined due to their relative lack of significance.  Total assets, total liabilities, total revenues, total equity, total expenses and net loss attributable to common stockholders for such periods were unchanged by such reclassifications.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, valuations and related amortization periods of deferred costs and intangibles, allocations of our predecessors’ property and asset management costs and reorganization costs to the HHC Businesses, impairment of long-lived assets, valuation of impaired assets, warrants and of debt of emerged

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

entities and cost ratios and completion percentages used for land sales.  Actual results could differ from these and other estimates.

NOTE 3         IMPAIRMENT

General

Impairment charges totaled $503.4 million, $680.3 million and $52.5 million for the years ended December 31, 2010, 2009 and 2008, as presented in the table below.  These impairment provisions resulted from an evaluation of impairment indicators for our properties, including considerations of revised strategies and operating philosophies and, with properties with such indicators, the undiscounted cash flows of the projects as compared to their carrying values. At December 31, 2010, although an additional four regions or projects within our master planned communities segment and four additional operating properties had carrying values in excess of estimated fair values, no additional provisions for impairment were considered necessary for such projects and properties. These impairment charges are included in provisions for impairment in our consolidated and combined statement of loss and comprehensive loss for the years ended December 31, 2010, 2009 and 2008.  Circle T also recorded impairment charges of $38.1 million for the year ended December 31, 2009 relating to the assets of our non-consolidated Real Estate Affiliates, of which our share was $19.0 million, was included in our Equity in income (loss) from Real Estate Affiliates.

In addition to the impairment changes recorded by the Circle T venture, we recorded impairment charges related to our investment in Circle T of $10.6 million for the year ended December 31, 2009 to write these investments down to their estimated fair value, with such provisions reflected in our Equity in income (loss) from Real Estate Affiliates.  Based on such evaluations, no provisions for impairment were recorded for the years ended December 31, 2010 and 2008 related to our investments in Real Estate Affiliates.  See Note 5 for further disclosure of the provisions for impairment related to certain properties within our Real Estate Affiliates.

Summary of all impairment provisions:

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

			Year Ended December 31,
Impaired Asset	Location	Method of Determining Fair Value	2010	2009	2008
			(In thousands)
Master Planned Communities:
Maryland- Gateway	Howard County, MD	Projected sales price analysis (a) (c)	$2,613	$—	$—
Maryland- Columbia	Columbia, MD	Projected sales price analysis (a) (c)	56,798	—	—
Maryland- Fairwood	Columbia, MD	Projected sales price analysis (a) (c)	—	52,767	—
Summerlin-South	Las Vegas, NV	Projected sales price analysis (a) (c)	345,920	—	—
			405,331	52,767	—
Operating Assets:
Landmark	Alexandria, VA	Projected sales price analysis (a) (c)	24,434	27,323	—
Riverwalk Marketplace	New Orleans, LA	Discounted cash flow analysis (c)	55,975	—	—
Various pre-development costs		(b)	514	23,641	37
			80,923	50,964	37
Strategic Development:
Allen	Allen, TX	Projected sales price analysis (a) (c)	—	29,063	—
Cottonwood Mall	Holladay, UT	Comparable property market analysis (d)	—	50,768	—
Kendall	Miami, FL	Projected sales price analysis (c)	—	35,089	—
West Windsor	Princeton, NJ	Projected sales price analysis (c)	—	22,260	—
Bridges at Mint Hill	Charlotte, NC	Projected sales price analysis (b)	—	16,636	—
Elk Grove Promenade	Elk Grove, CA	Projected sales price analysis (c)	—	175,280	—
The Shops at Summerlin Centre	Las Vegas, NV	Projected sales price analysis (c)	—	176,141	—
Century Plaza Mall	Birmingham, AL	Projected sales price analysis (a) (d)	12,899	—	7,819
Redlands Promenade	Redlands, CA	Projected sales price analysis (a) (c)	—	6,667	—
Village at Redlands	Redlands, CA	Projected sales price analysis (a) (b)	—	5,537	—
Nouvelle at Natick	Natick, MA	Discounted cash flow analysis (c)	4,135	55,923	40,346
Various pre-development costs		(b)	68	3,254	4,309
			17,102	576,618	52,474

Total provisions for impairment			$503,356	$680,349	$52,511

Real Estate Affiliates (REA):
The Shops at Circle T Ranch	Dallas, TX	Projected sales price analysis (d)	$—	$17,062	$—
Circle T Power Center	Dallas, TX	Projected sales price analysis (d)	—	21,020	—
Total provisions for impairment on property held by REA			$—	$38,082	$—

The Shops at Circle T Ranch	Dallas, TX		$—	$8,531	$—
Circle T Power Center	Dallas, TX		—	10,510	—
Total provisions for impairment on property held by REA at share			$—	$19,041	$—

Impairment of Circle T investment (e)			$—	$10,600	$—

(a) Projected sales price analysis incorporates available market information and other management assumptions.

(b) Related to the write down of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated.

(c) These impairments were primarily driven by the carrying value of the assets, including costs expected to be incurred, not being recoverable by the projected sales price of such assets.

(d) These impairments were primarily driven by management’s changes in current plans with respect to the property and measured based on the value of the underlying land, which is based on comparable property market analysis or a projected sales price analysis that incorporates available market information and other management assumptions as these properties are either no longer operational or operating with no or nominal income.

(e) Reflected in our equity in income (loss) of Real Estate Affiliates.

NOTE 4         INTANGIBLES

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities:

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Gross Asset (Liability)	Accumulated (Amortization) / Accretion	Net Carrying Amount
	(In thousands)
As of December 31, 2010
Tenant leases:
In-place value	$11,824	$(10,221)	$1,603
Above-market	1,820	(1,701)	119
Below-market	(77)	77	—
Ground leases:
Above-market	(3,545)	638	(2,907)
Below-market	23,096	(2,078)	21,018

As of December 31, 2009
Tenant leases:
In-place value	$13,063	$(10,875)	$2,188
Above-market	2,323	(1,883)	440
Below-market	(86)	72	(14)
Ground leases:
Above-market	(16,968)	2,425	(14,543)
Below-market	23,096	(1,739)	21,357

Changes in gross asset (liability) balances in 2010 are the result of the allocation of provisions for impairment (Note 2) and our policy of writing off fully amortized intangible assets.

The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Consolidated and Combined Balance Sheets.  Acquired in-place at-market tenant leases are amortized over periods that approximate the related lease terms.  The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses as detailed in Note 12.  Above and below-market lease values are amortized over the remaining non-cancelable terms of the respective leases.

Amortization/accretion of these intangible assets and liabilities decreased our income (excluding the impact of noncontrolling interest and the provision for income taxes) by $0.8 million in 2010, $0.3 million in 2009 and $1.4 million in 2008.

Future amortization is estimated to decrease income (excluding the impact of noncontrolling interest and the provision for income taxes) by $0.5 million in 2011, $0.3 million in 2012, $0.2 million in 2013, $0.1 million in 2014 and zero in 2015.

NOTE 5                         DISCONTINUED OPERATIONS AND LOSS ON DISPOSITION OF INTEREST

IN PROPERTY

On December 21, 2009, we sold one office building totaling approximately 38,400 square feet and 4.2 acres of land for a total sales price of $2.0 million, resulting in a total loss of $0.9 million.

We evaluated the operations of this property pursuant to the requirements of the GAAP related to discontinued operations and concluded that the operations of this office building did not materially impact the prior period results and therefore have not reported any prior operations of this property as discontinued operations in the accompanying combined financial statements.

NOTE 6         REAL ESTATE AFFILIATES

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of December 31, 2010, approximately $372.2 million of indebtedness was secured by properties owned by our Real Estate Affiliates, our share of which was approximately $158.2 million. The debt was scheduled to mature in 2011. In March 2011, the Woodlands Partnerships refinanced their debt by entering into a $270 million facility which expires in 2014 and a $36.1 million facility which expires in 2012. After the refinancings, our share of the debt of our Real Estate Affiliates is approximately $141.0 million.

Circle T recorded a $38.1 million provision for impairment related to the properties and we recorded a $10.6 million provisions for impairment with respect to our investment in the joint venture, for the year ended December 31, 2009 based on a projected sales price analysis incorporating available market information and other management assumptions.  Such impairment charges are included in equity in income (loss) from Real Estate Affiliates in our combined financials statements.

Condensed Combined Financial Information of Certain Real Estate Affiliates

We own a 52.5% economic interest and a 42.5% equity interest in The Woodlands Partnerships. The Woodlands Partnerships include the venture developing the master planned community known as The Woodlands (whose operations are included in the Master Planned Community segment) and also hold the beneficial interests in other commercial real estate within the Woodlands community, including the conference center, all located near Houston, Texas. The remaining 47.5% economic interests in The Woodlands Partnerships are owned by Morgan Stanley Real Estate Fund II, L.P.

We own a 50% interest in the two Circle T ventures with AIL Investment, LP., an investment partnership owned by Hillwood Development Company of Dallas, Texas.

As The Woodlands Partnerships and Circle T are accounted for on the equity method, the following summarized financial information as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is presented below.  Previously reported summarized financial information has been restated 1) to reflect certain operations as discontinued and 2) correct the prior presentation as a result of certain amounts having not been eliminated. The restatement has no effect on our previously reported Equity in income (loss) of Real Estate Affiliates.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	December 31,	December 31,
	2010	2009
	(In thousands)
Condensed Combined Balance Sheet - Real Estate Affiliates
Assets:
Land	$31,077	$31,077
Building and equipment	241,436	207,051
Less accumulated depreciation	(81,218)	(73,866)
Developments in progress	25,431	55,996
Net property and equipment	216,726	220,258
Land held for development and sale	237,117	266,253
Net investment in real estate	453,843	486,511
Cash and cash equivalents	99,769	35,569
Accounts and notes receivable, net	45,863	66,460
Deferred expenses, net	895	1,189
Prepaid expenses and other assets	41,663	41,364
Total assets	$642,033	$631,093

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$372,222	$377,964
Accounts payable, accrued expenses and other liabilities	122,877	112,847
Owners’ equity	146,934	140,282
Total liabilities and owners’ equity	$642,033	$631,093

Investment in Real Estate Affiliates, Net
Owners’ equity	$146,934	$140,282
Less joint venture partners’ equity	(70,243)	(67,084)
Capital or basis difference and loans	72,852	67,360
Investment in Real Estate Affiliates, net	$149,543	$140,558

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Condensed Combined Statements of Income -Real Estate Affiliates
Revenue:
Land sales	$93,763	$66,013	$120,153
Tenant rents	10,604	21,713	19,779
Other	15,894	7,348	8,476
Total revenues	120,261	95,074	148,408

Expenses:
Cost of sales - land	49,745	34,560	56,301
Land sales operations	19,943	25,601	24,729
Real estate taxes	2,228	1,314	1,180
Property maintenance costs	1,687	4,778	2,985
Other property operating costs	20,539	13,699	17,791
Provision for impairment	—	38,082	—
Depreciation and amortization	7,628	10,004	8,075
Total expenses	101,770	128,038	111,061
Operating income (loss)	18,491	(32,964)	37,347

Interest income	1,896	1,265	814
Interest expense	(11,042)	(7,942)	(10,824)
Provision for (benefit from) income taxes	(824)	937	(1,166)
Discontinued operations	(306)	3,660	13,438
Net income (loss) attributable to joint venture partners	$8,215	$(35,044)	$39,609

Equity In Income of Real Estate Affiliates:
Net income (loss) attributable to joint venture partners	$8,215	$(35,044)	$39,609
Joint venture partners’ share of income	(3,740)	15,281	(17,937)
Amortization of capital or basis differences	4,938	(8,446)	1,834
Equity in income (loss) of Real Estate Affiliates	$9,413	$(28,209)	$23,506

NOTE 7         MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows (see Note 13 for the maturities of our long term commitments):

	December 31,	December 31,
	2010	2009
Fixed-rate debt:	(In thousands)
Collateralized mortgages, notes and loans payable	$191,037	$277,833
Special Improvement District bonds	62,105	65,000
Variable-rate debt:
Collateralized mortgages, notes and loans payable	65,518	—
Total mortgages, notes and loans payable	318,660	342,833
Less: Mortgages, notes and loans payable subject to compromise in 2009	—	(133,973)
Total mortgages, notes and loans payable not subject to compromise	$318,660	$208,860

No liabilities, including mortgages, notes and loans payable are subject to compromise at December 31, 2010.

The weighted average interest rate on our mortgages, notes and loans payable was 5.14% and 5.54% as of December 31, 2010 and 2009, respectively. The interest rate used in the calculation at December 31, 2010 for a loan that converted to a variable rate in July, 2010 was 3.50%.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Collateralized Mortgages, Notes and Loans Payable

As of December 31, 2010, $318.7 million of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable of which $7.0 million is recourse.  In addition, certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan.  Such provisions are not expected to materially impact our operations in 2011.  Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $38.7 million as of December 31, 2010 and $76.5 million as of December 31, 2009. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

Special Improvement Districts Bonds

The Summerlin master planned community uses Special Improvement District bonds to finance certain common infrastructure.  These bonds are issued by the municipalities and, although unrated, are secured by the assessments on the land.  They are tax exempt for federal income tax purposes.  The majority of proceeds from each bond issued is held in a construction escrow and dispersed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement and, accordingly, the Special Improvement District bonds have been classified as a receivable.  The Summerlin master planned community pays the debt service on the bonds semi-annually, but receives reimbursement of all principal paid from most of the purchasers of its land; therefore, the asset and liability balances relating to the Special Improvement District bonds offset.  In addition, as Summerlin sells land, the purchasers assume a proportionate share of the bond obligation.

NOTE 8         INCOME TAXES

We will generally be taxed as a C corporation after the Effective Date.  One of our consolidated entities, Victoria Ward, Limited (“Ward”, substantially all of which is owned by us) elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year beginning January 1, 2002.  To qualify as a REIT, Ward must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of its ordinary taxable income and to distribute to stockholders or pay tax on 100% of capital gains and to meet certain asset and income tests.  Ward has satisfied such REIT distribution requirements for 2010 and we intend to operate Ward as a REIT in all periods subsequent to the Effective Date.

GGP received a private letter ruling from the Internal Revenue Service (the “IRS”) with respect to the tax effect of the transfer of assets from our predecessors to HHC and to the effect that the distribution of HHC to GGP’s shareholders in the Separation would qualify as tax-free to GGP and its subsidiaries for U.S. federal income tax purposes.  A private letter ruling from the IRS generally is binding on the IRS.  The IRS did not rule that the distribution satisfies every requirement for a tax-free spinoff, and the parties have relied, and will rely, solely on the advice of counsel for comfort that such additional requirements are satisfied.

The provision for (benefit from) income taxes for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
	(In thousands)
Current	$2,658	$(849)	$9,514
Deferred	(636,117)	(23,120)	(6,811)
Total	$(633,459)	$(23,969)	$2,703

The 2010 income tax provision includes significant tax amounts recognized immediately prior to the Separation related to assets previously held in REIT entities for which no income tax provision was recorded. Upon transfer of the assets to a taxable entity a net tax benefit was recorded to reflect the excess of tax basis over the book basis of transferred assets. In addition, the 2010 income tax provision also reflects deferred tax benefits recognized after the Separation due to impairment losses.

Income tax expense is computed by applying the Federal corporate tax rate for the years ended December 31, 2010, 2009 and 2008 and is reconciled to the provision for income taxes as follows:

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	2010	2009	2008
	(In thousands)
Tax at statutory rate on earnings from continuing operations before income taxes	$(245,942)	$(254,653)	$(5,356)
Increase in valuation allowance, net	61,649	7,267	1,470
State income taxes, net of Federal income tax benefit	(7,969)	(2,728)	476
Tax at statutory rate on former REIT entity earnings (losses) not subject to Federal income taxes	2,193	220,836	18,589
Tax expense (benefit) from change in tax rates, prior period adjustments and other permanent differences	(8,811)	257	(11,241)
Non-deductible warrant liability expense	49,315	—	—
Non-deductible restructuring costs	17,352	—	—
Tax benefit from tax related restructuring	(509,970)	—	—
Expiration of capital loss carryforwards	—	3,726	—
Uncertain tax position expense, excluding interest	1,667	—	200
Uncertain tax position interest, net of Federal income tax benefit	7,057	1,326	(1,435)
Income tax expense (benefit)	$(633,459)	$(23,969)	$2,703

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our net operating loss carryforwards are currently scheduled to expire in subsequent years through 2031. Some of the net operating loss carryforward amounts are subject to annual limitations under Section 382 of the Code. This annual limitation under Section 382 is subject to modification if a taxpayer recognizes what are called ‘‘built-in gain items.’’ It is possible that the Company could, in the future, experience a change in control pursuant to Section 382 that could put additional limits on the benefit of deferred tax assets.

The amounts and expiration dates of operating loss and tax credit carryforwards for tax purposes for are as follows:

		Expiration
	Amount	Date
	(In thousands)
Net operating loss carryforwards - Federal	$70,045	2023-2031
Net operating loss carryforwards - State	195,743	2011-2031
Tax credit carryforwards - Federal AMT	1,184	n/a

As of December 31, 2010 and 2009, the Company had gross deferred tax assets totaling $367.9 million and $200.8 million, and gross deferred tax liabilities of $376.2 million and $975.0 million, respectively. We have established a valuation allowance in the amount of $70.4 million and $8.7 million as of December 31, 2010 and 2009, respectively, against certain deferred tax assets for which it is more likely than not that such deferred tax assets will not be realized. Deferred tax assets that we believe have only a remote possibility of realization have not been recorded.

The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2010 and 2009 are summarized as follows:

	2010	2009
	(In thousands)
Property Associated with Master Planned Communities, primarily differences in the tax basis of land assets and treatment of interest and other costs	$(171,351)	$(704,541)
Operating property, primarily differences in basis of assets and liabilities	210,587	30,524
Deferred income	(204,828)	(270,382)
Interest deduction carryforwards	122,330	142,073
Operating loss and tax credit carryforwards	34,968	28,246
Valuation allowance	(70,386)	(8,737)
Net deferred tax liabilities	$(78,680)	$(782,817)

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The deferred tax liability associated with the master planned communities is largely attributable to the difference between the basis and value determined as of the date of the acquisition by our predecessors of The Rouse Company (“TRC”) in 2004 adjusted for sales that have occurred since that time.  The cash cost related to this deferred tax liability is dependent upon the sales price of future land sales and the method of accounting used for income tax purposes.  The deferred tax liability related to deferred income is the difference between the income tax method of accounting and the financial statement method of accounting for prior sales of land in our Master Planned Communities.

Although we believe our tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns.  In the opinion of management, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2007 through 2010 and are open to audit by state taxing authorities for years ending December 31, 2006 through 2010.

Two of our subsidiaries were subject to IRS audit for the years ended December 31, 2008 and 2007. On February 9, 2011, the two subsidiaries received statutory notices of deficiency (“90-day letters”) seeking $144.1 million in additional tax. It is our position that the tax law in question has been properly applied and reflected in the 2007 and 2008 returns for these two taxable REIT subsidiaries. We previously provided for the additional taxes sought by the IRS, through uncertain tax position liability or deferred tax liabilities. Although we believe the tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns. In the opinion of management, we have made adequate tax provisions for the years subject to examination. Pursuant to the Investment Agreements, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject, in each case solely to the extent directly attributable to MPC Taxes (as defined in the Investment Agreements) in an amount up to $303,750,000. Under certain circumstances, GGP has also agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303,750,000. As a result of this indemnity, GGP intends to cause the two former taxable REIT subsidiaries of GGP to file petitions in the Tax Court contesting this liability.

On January 1, 2007, we adopted a generally accepted accounting principle related to accounting for uncertainty in income taxes, which prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

At January 1, 2007, we had total unrecognized tax benefits of $58.0 million, excluding accrued interest, of which none would impact our effective tax rate.  These unrecognized tax benefits increased our income tax liabilities by $0.4 million, and cumulatively reduced retained earnings by $0.4 million. As of January 1, 2007, we had accrued interest of $4.1 million related to these unrecognized tax benefits and no penalties. Prior to adoption of the generally accepted accounting principle related to accounting for uncertainty in income taxes, we did not treat either interest or penalties related to tax uncertainties as part of income tax expense. With the adoption of the generally accepted accounting principle related to accounting for uncertainty in income taxes, we have chosen to change this accounting policy. As a result, we recognized and reported interest and penalties, if applicable, within our provision for income tax expense from January 1, 2007 forward. We recognized potential interest expense (benefit) related to the unrecognized tax benefits of $10.9 million, $2.0 million and $(2.2) million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, we had total unrecognized tax benefits of $120.8 million, excluding interest, of which none would impact our effective tax rate.

	2010	2009	2008
	(In thousands)
Unrecognized tax benefits, opening balance	$56,508	$69,665	$69,967
Gross increases - tax positions in prior period	69,168	41	—
Gross increases - tax positions in current period	—	—	3,247
Gross decreases - tax positions in prior periods	(4,860)	(13,198)	(3,549)
Unrecognized tax benefits, ending balance	$120,816	$56,508	$69,665

Based on our assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at December 31, 2010. A material change in unrecognized tax benefits could have a material effect on our statements of income and comprehensive income. As of December 31,

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2010, there is approximately $120.8 million of unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for Federal income tax reporting purposes in, among other things, estimated useful lives, depreciable basis of properties and permanent and temporary differences on the inclusion or deductibility of elements of income and deductibility of expense for such purposes.

Pursuant to our agreements with GGP, GGP has indemnified us (the “Tax Indemnity Cap”) from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we and our subsidiaries become subject, in each case solely to the extent attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010, in an amount up to approximately $303.8 million, plus additional interest and penalties, if any.  Such amount is reflected as an asset of the Company at December 31, 2010.  In addition, we are generally responsible for any liabilities, taxes or other charges that are imposed on GGP as a result of the Separation failing to qualify for nonrecognition treatment for U.S. federal (and state and local) income tax purposes, if we are the party responsible for such failure.

NOTE 9         RENTALS UNDER OPERATING LEASES

We receive rental income from the leasing of retail and other space under operating leases.  The minimum future rentals based on operating leases of our combined properties held as of December 31, 2010 are as follows:

Year	Total Minimum Rent
(In thousands)
2011	$49,581
2012	44,598
2013	38,378
2014	31,038
2015	27,235
Subsequent	80,637

Minimum future rentals exclude amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses and amortization of above and below-market tenant leases.  Such operating leases are with a variety of tenants, the majority of which are national and regional retail chains and local retailers, and consequently, our credit risk is concentrated in the retail industry.

NOTE 10       TRANSACTIONS WITH GGP AND OTHER RELATED PARTY DISCLOSURES

As described in Note 2, the accompanying combined financial statements present the operations of the HHC Businesses as carved-out from the consolidated financial statements of GGP. Transactions between the HHC Businesses have been eliminated in the combined presentation. Also as described in Note 2, an allocation of certain centralized GGP costs incurred for activities such as employee benefit programs, property management and asset management functions, centralized treasury, payroll and administrative functions have been made to the property operating costs of HHC Businesses.

Prior to the Effective Date, we entered into a transition services agreement (the “TSA”) whereby GGP will provide to us, on a transitional basis, certain specified services on an interim basis for various terms not exceeding 24 months following the Separation, subject to our earlier termination.  The services that GGP will provide to us pursuant to the TSA include, among others, payroll, human resources and employee benefits, financial systems management, treasury and cash management, accounts payable services, telecommunications services, information technology services, property management services, legal and accounting services and various other corporate services.  The charges of each of the transition services will generally be based on an hourly fee arrangement (intended to allow GGP to fully recover the costs directly associated with providing the services, plus a level of profit consistent with an arm’s length transaction) and pass-through of out-of-pocket costs.  Subject to certain exceptions, the liabilities of GGP for providing services under the TSA are generally limited to the greater of the aggregate charges actually paid to GGP for such services and $10 million and the TSA also provides that GGP shall not be liable to us for an special, indirect, incidental or consequential damages related to the provision of TSA services.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

For 2010, we incurred approximately $0.3 million of expenses related to the TSA.  In addition, transactions between us and GGP or other GGP subsidiaries for rental income of approximately $6.1 million annually have not been eliminated except that end-of-period intercompany balances as of December 31, 2009 between GGP and the HHC Businesses have been considered elements of our equity.

As of the Effective Date, we entered into a Reverse Transition Services Agreement with GGP. Pursuant to the agreement, we provide GGP with income tax preparation services, accounting and audit support relating to Master Planned Communities and certain mall properties and other ancillary services related to such tax and audit support. This agreement may be terminated prior to its expiration date of November 9, 2013.  For 2010, we received a neglible amount of reimbursements under the Reverse Transition Services Agreement.

On August 6, 2010, we entered into a Management Services Agreement with Brookfield Advisors LP. Pursuant to the agreement, Brookfield Advisors LP provided us services that included strategic advice, project development oversight, financials planning, financing consultation, internal controls expertise and community and investor relations. This agreement provided for payments to Brookfield Advisors LP of $0.5 million per month and was terminated on January 31, 2011.

We also entered into a Transition Agreement with TPMC Realty Services Group, Inc. (“TPMC”).  David Weinreb, a director and our CEO, is the sole equity owner of TPMC and the chief executive officer of TPMC.  Grant Herlitz, our president, is also the president of TPMC.  The Transition Agreement contemplates, among other things, transactions that will facilitate the continuity of management of our company and provide for the reimbursement of expenses accrued by us to TPMC as contemplated by Mr. Weinreb’s employment agreement with us. The amounts of the agreement are immaterial.

NOTE 11       STOCK BASED PLANS

Incentive Stock Plans

On November 9, 2010, HHC adopted The Howard Hughes Corporation 2010 Equity Incentive Plan (the ‘‘Equity Plan’’).  Pursuant to the Equity Plan, 3,698,050 shares of HHC common stock are reserved for issuance. The Equity Plan provides for grants of options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, ‘‘the Awards’’). Directors, employees and consultants of HHC and its subsidiaries and affiliates are eligible for Awards.

Prior to the Chapter 11 Cases, our predecessors granted qualified and non-qualified stock options and restricted stock to certain GGP officers and key employees whose compensation costs related specifically to our assets.  Accordingly, an allocation of stock-based compensation costs pertaining to such employees has been reflected in our financial statements for periods prior to the Effective Date.

Stock Options

Pursuant to the Plan, each outstanding option to acquire shares of GGP stock (“Old GGP Options”) was converted into (i) an option to acquire the same number of shares of common stock of reorganized GGP (“New GGP Options”) and (ii) a separate option to acquire 0.0983 shares of our common stock for each existing option for one share of GGP common stock (“HHC Options”). The replacement options are fully vested as of the Effective Date and have the same terms and conditions as the outstanding GGP options.  As of December 31, 2010, 164,138 shares of our common stock are issuable upon exercise of the HHC options.

The exercise price under the Old GGP Options was allocated to the New GGP Options and the HHC options based on the relative market values of the two underlying stocks.  For purposes of such allocation, the volume-weighted price of shares of GGP after its emergence of bankruptcy and HHC during the last ten-day trading period (the “Trading Period”) ending on or before the 60th day after the Effective Date was used.  As the date of emergence was November 9, 2010, the Trading Period was December 27, 2010 through January 7, 2011.  The volume-weighted price of one GGP common share upon emergence from bankruptcy was $15.29 and one HHC common share was $54.13 (that was subsequently adjusted by .0983 to be on a comparable basis), during the Trading Period and, therefore, the exercise prices for the Old GGP Options replaced were allocated in a ratio of approximately 74.15% to GGP and 25.85% to HHC.  In addition, we have agreed with GGP that all exercises of GGP replacement options would be settled by,

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

except those of the former top two executive officers of GGP whose options were exercised at their termination in December 2010, the employer of the pre-emergence GGP employee at the time of exercise.

The following tables summarize stock option activity as of and for the year ended December 31, 2010:

	2010
		Weighted
		Average
		Exercise
	Shares	Price

Stock options outstanding at January 1	—	$—
Granted	501,317	94.29
Exercised	(179,808)	9.64
Forfeited	(106)	31.48
Expired	(157,265)	150.41
Stock options outstanding at December 31	164,138	$133.28

Stock Options Outstanding
		Weighted Average
		Remaining
Exercise		Contractual Term
Price	Shares	(in years)

$29.92	3,139	0.3
35.10	4,506	0.7
43.35	8,078	1.2
43.98	9,834	4.2
122.16	1,245	—
130.47	67,424	0.1
170.12	69,912	0.9
$133.28	164,138	0.8

For 2010, 2009 and 2008, the GGP stock compensation expense for employees specifically attributed to the HHC Businesses, of approximately $0.6 million, $0.2 million and $0.4 million, respectively, has been included in the accompanying financial statements for periods prior to the Effective Date.

Restricted Stock

Pursuant to the Equity Plan, the Company granted 8,247 shares of restricted stock to certain non-employee directors as part of an annual retainer for their services on the board of directors.  The restrictions on these shares lapse on the date of HHC’s annual meeting of stockholders in 2011.  Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not ultimately vest.

The following table summarizes restricted stock activity for the year ended December 31, 2010.

	2010
		Weighted
		Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding at January 1	—	$—
Granted	8,247	41.42
Vested	—	—
Cancelled	—	—
Restricted stock outstanding at December 31	8,247	$41.42

The remaining unamortized expense at December 31, 2010 is approximately $0.3 million.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 12       OTHER ASSETS AND LIABILTIES

The following table summarizes the significant components of prepaid expenses and other assets.

	December 31,
	2010	2009
	(In thousands)
Special Improvement District receivable	$46,250	$48,713
MUD and other receivables	33,455	37,355
Prepaid expenses	2,859	3,757
Below-market ground leases (Note 3)	21,018	21,357
Security and escrow deposits	6,814	9,487
Above-market tenant leases (Note 3)	119	440
Other	7,127	8,791
Uncertain tax position asset	8,945	5,145
	$126,587	$135,045

The following table summarizes the significant components of accounts payable and accrued expenses.

	December 31,
	2010	2009
	(In thousands)
Construction payable	$15,531	$108,437
Payables to GGP	—	30,359
Accounts payable and accrued expenses	29,745	23,087
Above-market ground leases (Note 3)	2,907	14,545
Deferred gains/income	5,631	9,045
Accrued interest	1,633	3,816
Accrued real estate taxes	3,953	4,548
Tenant and other deposits	3,555	4,322
Insurance reserve	4,229	5,640
Accrued payroll and other employee liabilities	3,930	2,754
Below-market tenant leases (Note 3)	—	14
Other	7,722	3,361
Total accounts payable and accrued expenses	78,836	209,928
Less: amounts subject to compromise (Note 2)	—	(141,866)
Accounts payable and accrued expenses not subject to compromise	$78,836	$68,062

NOTE 13       COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our combined financial position, results of operations or liquidity.

We lease land or buildings at certain properties from third parties.  The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord.  Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease.  Contractual rental expense, including participation rent, was $3.5 million in 2010, $3.5 million in 2009 and $3.7 million in 2008, while the same rent expense excluding amortization of above and below-market ground leases and straight-line rents, as presented in our combined financial statements, was $3.7 million in 2010, $3.6 million in 2009 and $3.8 million in 2008.

See Note 8 for our obligations related to uncertain tax positions for disclosure of additional contingencies.

The following table summarizes the contractual obligations relating to our long-term commitments.  Both long-term debt and ground leases include fair value adjustments:

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	2011	2012	2013	2014	2015	Subsequent / Other	Total
	(In thousands)
Long-term debt-principal	$13,100	$6,360	$8,085	$83,637	$5,386	$202,092	$318,660
Ground lease payments	4,142	4,150	4,166	4,134	4,134	177,351	198,077
Uncertainty in income taxes, including interest	—	—	—	—	—	140,076	140,076
Total	$17,242	$10,510	$12,251	$87,771	$9,520	$519,519	$656,813

NOTE 14       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 12, 2009, the FASB issued new generally accepted accounting guidance that amends the consolidation guidance applicable to variable interest entities.  The amendments to the consolidation guidance affect all entities and enterprises currently within the scope of the previous guidance and are effective for the Company on January 1, 2010.  Although the amendments significantly affected the overall consolidation analysis under previously issued guidance, our consolidated financial statements were not significantly impacted by this new guidance.

In December 2007, the FASB issued new accounting guidance with respect to the accounting and reporting for certain minority interests, the effect of which is to re-characterize such minority interests as non-controlling interests and classify such non-controlling interests as a component of equity.  The adoption of this new non-controlling interest guidance was not significant except that all of our minority interests were reclassified to a component of equity, specifically, non-controlling interests.

NOTE 15       SEGMENTS

We have three business segments which offer different products and services. In previous periods, we reported in two segments predominantly as the assets within our current Operating Assets segment and our current Strategic Developments segment were managed jointly as a group. Our current three segments are managed separately because each requires different operating strategies or management expertise.  These segments are different than those of our predecessors with respect to the HHC Businesses and are reflective of our new management’s operating philosophies and methods.  All resulting changes from our predecessors’ previous presentation of our segments have been applied to all periods presented.  In addition, our current segments or assets within such segments could change in the future as development of certain properties commence or other operational or management changes occur. We do not distinguish or group our combined operations on a geographic basis.  Further, all operations are within the United States and no customer or tenant comprises more than 10% of revenues. Our reportable segments are as follows:

•                  Master Planned Communities - includes the development and sale of land, in large-scale, long-term community development projects in and around Las Vegas, Nevada; Houston, Texas and Columbia, Maryland.  This segment also includes certain office properties and other ownership interest owned by The Woodlands Partnerships as such assets are managed jointly with The Woodlands Maser Planned Community.

•                  Operating Assets — includes commercial, mixed use and retail properties currently generating revenues but for many of which we believe there is opportunity to redevelop or reposition the asset to increase operating performance.

•                  Strategic Developments - includes all properties held for development and  redevelopment, including the current rental property operations (primarily retail and other interests in real estate at such locations) as well as our one residential condominium project located in Natick (Boston), Massachusetts

As our segments are managed separately, different operating measures are utilized to assess operating results and allocate resources. The one common operating measure used to assess operating results for the business segments is Real Estate Property Earnings Before Taxes (“EBT”) which represents the operating revenues of the properties less property operating expenses, as further described below. Management believes that EBT provides useful information about the operating performance of all of our assets, projects and property.

EBT is defined as net income (loss) from continuing operations plus: (1) reorganization items; (2) income tax provision (benefit);  (3) warrant liability expense; (4) strategic initiatives; (5) general and administrative costs; and (6) the items above of unconsolidated Real Estate Affiliates.  We present EBT because we use this measure, among others, internally to assess the core operating performance of our assets.  We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of  certain adjustments to net income (loss) from continuing operations to calculate EBT is appropriate to provide additional information to investors because EBT therefore excludes certain non-recurring and non-cash items, including reorganization items related to the bankruptcy, which we believe are not indicative of our core operating performance.

EBT should not be considered as an alternative to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss) from continuing operations, it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The accounting policies of the segments are the same as those described in Note 2, except that we report the operations of our Real Estate Affiliates using the proportionate share method rather than the equity method.  Under the proportionate share method, our share of the revenues and expenses of our Real Estate Affiliates are aggregated with the revenues and expenses of consolidated or combined properties. Under the equity method, our share of the net revenues and expenses of our Real Estate Affiliates are reported as a single line item, Equity in income (loss) of Real Estate Affiliates, in our Consolidated and Combined Statements of Loss and Comprehensive Loss. This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings.

The total cash expenditures for additions to long-lived assets for the Master Planned Communities segment was $57.1 million for the year ended December 31, 2010, $61.2 million for the year ended December 31, 2009 and $147.8 million for the year ended December 31, 2008. Similarly, cash expenditures for long-lived assets for the Operating Assets and Strategic Developments segments was $111.8 million for the year ended December 31, 2010, $27.7 million for the year ended December 31, 2009 and $314.1 million for the year ended December 31, 2008. Such amounts for the Master Planned Communities segment and certain amounts in the Strategic Developments segment are included in the amounts listed in our statements of cash flow as Land/residential development and acquisitions expenditures; likewise such amounts for the Operating Assets and other investing amounts in the Strategic Developments segments are included in the amounts listed as Development of real estate and property additions/improvements primarily previously accrued, respectively, in our Consolidated and Combined Statements of Cash Flows.

Segment operating results are as follows:

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31, 2010
	Consolidated	Real Estate	Segment
	Properties	Affiliates	Basis
	(In thousands)
Master Planned Communities
Land sales	$38,058	$47,181	$85,239
Builder price participation	4,124	2,045	6,169
Minimum rents	1,949	5,567	7,516
Other land sales revenues	5,384	(76)	5,308
Other rental and property revenues	984	8,420	9,404
Total revenues	50,499	63,137	113,636
Cost of sales - land	23,388	26,116	49,504
CSA participation expense	—	—	—
Land sales operations	17,154	5,639	22,793
Land sales real estate and business taxes	11,887	2,552	14,439
Rental property real estate taxes	1,010	1,166	2,176
Rental property maintenance costs	229	886	1,115
Other property operating costs	545	10,782	11,327
Provisions for impairment	405,331	—	405,331
Depreciation and amortization	334	4,147	4,481
Interest income	(1)	(995)	(996)
Interest expense*	(14,125)	2,833	(11,292)
Total expenses	445,752	53,126	498,878
MPC EBT	(395,253)	10,011	(385,242)

Operating Assets
Minimum rents	63,962	—	63,962
Tenant recoveries	18,220	—	18,220
Other rental and property revenues	7,354	—	7,354
Total revenues	89,536	—	89,536
Rental property real estate taxes	9,764	—	9,764
Rental property maintenance costs	5,582	—	5,582
Other property operating costs	30,174	—	30,174
Provision for doubtful accounts	1,606	—	1,606
Provisions for impairment	80,923	—	80,923
Depreciation and amortization	16,017	—	16,017
Interest income	(368)	—	(368)
Interest expense	16,513	—	16,513
Total expenses	160,211	—	160,211
Operating Assets EBT	(70,675)	—	(70,675)

Strategic Developments
Minimum rents	1,015	—	1,015
Tenant recoveries	347	—	347
Other rental and property revenues	1,322	—	1,322
Total revenues	2,684	—	2,684
Real estate taxes	3,756	3	3,759
Rental property maintenance costs	684	—	684
Other property operating costs	7,174	1	7,175
Provision for doubtful accounts	176	—	176
Provisions for impairment	17,102	—	17,102
Depreciation and amortization	212	—	212
Interest expense	34	—	34
Total expenses	29,138	4	29,142
Strategic Developments EBT	(26,454)	(4)	(26,458)

Real estate property EBT	$(492,382)	$10,007	$(482,375)

* Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Asset Segment

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31, 2009
	Combined	Real Estate	Segment
	Properties	Affiliates	Basis
	(In thousands)
Master Planned Communities
Land sales	$34,563	$32,930	$67,493
Builder price participation	5,687	1,727	7,414
Minimum rents	2,291	12,686	14,977
Other land sales revenues	5,747	3,336	9,083
Other rental and property revenues	803	522	1,325
Total revenues	49,091	51,201	100,292
Cost of sales - land	22,020	18,144	40,164
CSA participation expense	(5,345)	—	(5,345)
Land sales operations	15,644	12,275	27,919
Land sales real estate and business taxes	16,743	2,974	19,717
Rental property real estate taxes	1,130	685	1,815
Rental property maintenance costs	287	2,508	2,795
Other property operating costs	1,252	7,192	8,444
Provisions for impairment	52,767	10,600	63,367
Depreciation and amortization	371	5,268	5,639
Interest income	(12)	(664)	(676)
Interest expense*	(11,933)	3,795	(8,138)
Total expenses	92,924	62,777	155,701
MPC EBT	(43,833)	(11,576)	(55,409)

Operating Assets
Minimum rents	61,460	—	61,460
Tenant recoveries	18,742	—	18,742
Other rental and property revenues	7,416	—	7,416
Total revenues	87,618	—	87,618
Rental property real estate taxes	9,710	—	9,710
Rental property maintenance costs	4,577	—	4,577
Other property operating costs	29,205	—	29,205
Provision for doubtful accounts	2,189	—	2,189
Provisions for impairment	50,964	—	50,964
Depreciation and amortization	17,367	—	17,367
Interest income	(1,677)	—	(1,677)
Interest expense	15,634	—	15,634
Total expenses	127,969	—	127,969
Operating Assets EBT	(40,351)	—	(40,351)

Strategic Developments
Minimum rents	1,902	—	1,902
Tenant recoveries	900	—	900
Other rental and property revenues	(3,163)	—	(3,163)
Total revenues	(361)	—	(361)
Real estate taxes	2,973	5	2,978
Rental property maintenance costs	722	—	722
Other property operating costs	4,353	—	4,353
Provision for doubtful accounts	350	—	350
Provisions for impairment	576,618	19,041	595,659
Depreciation and amortization	2,103	—	2,103
Interest expense*	(2,724)	—	(2,724)
Total expenses	584,395	19,046	603,441
Strategic Developments EBT	(584,756)	(19,046)	(603,802)

Real estate property EBT	$(668,940)	$(30,622)	$(699,562)

* Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Asset Segment

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31, 2008
	Combined	Real Estate	Segment
	Properties	Affiliates	Basis
	(In thousands)
Master Planned Communities
Land sales	$37,928	$59,830	$97,758
Builder price participation	10,658	3,250	13,908
Minimum rents	2,285	12,557	14,842
Other land sales revenues	17,971	9,109	27,080
Other rental and property revenues	1,223	(4,659)	(3,436)
Total revenues	70,065	80,087	150,152
Cost of sales - land	24,517	29,558	54,075
CSA participation expense	2,149	—	2,149
Land sales operations	20,770	14,322	35,092
Land sales real estate and business taxes	15,985	2,046	18,031
Rental property real estate taxes	1,109	620	1,729
Rental property maintenance costs	304	1,567	1,871
Other property operating costs	915	9,339	10,254
Provisions for impairment	—	—	—
Depreciation and amortization	562	4,012	4,574
Interest income	(830)	(427)	(1,257)
Interest expense*	(6,801)	1,987	(4,814)
Total expenses	58,680	63,024	121,704
MPC EBT	11,385	17,063	28,448

Operating Assets
Minimum rents	62,767	—	62,767
Tenant recoveries	20,119	—	20,119
Other rental and property revenues	10,082	—	10,082
Total revenues	92,968	—	92,968
Rental property real estate taxes	7,864	—	7,864
Rental property maintenance costs	5,147	—	5,147
Other property operating costs	34,063	—	34,063
Provision for doubtful accounts	925	—	925
Provisions for impairment	37	—	37
Depreciation and amortization	15,390	—	15,390
Interest income	(1,084)	—	(1,084)
Interest expense	13,894	—	13,894
Total expenses	76,236	—	76,236
Operating Assets EBT	16,732	—	16,732

Strategic Developments
Minimum rents	3,389	—	3,389
Tenant recoveries	1,473	—	1,473
Other rental and property revenues	4,612	—	4,612
Total revenues	9,474	—	9,474
Real estate taxes	1,445	—	1,445
Rental property maintenance costs	662	—	662
Other property operating costs	3,136	—	3,136
Provision for doubtful accounts	249	—	249
Provisions for impairment	52,474	—	52,474
Depreciation and amortization	2,469	—	2,469
Interest expense*	(6,284)	—	(6,284)
Total expenses	54,151	—	54,151
Strategic Developments EBT	(44,677)	—	(44,677)

Real estate property EBT	$(16,560)	$17,063	$503

* Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Asset Segment

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following reconciles EBT to GAAP-basis income (loss) from continuing operations:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Reconciliation of EBT to GAAP-basis loss from continuing operations

Real estate property EBT:
Segment basis	$(482,375)	$(699,562)	$503
Real Estate Affiliates	(10,007)	30,622	(17,063)
Consolidated properties	(492,382)	(668,940)	(16,560)
General and administrative	(21,538)	(17,643)	(20,656)
Strategic Initiatives	—	(5,380)	(1,496)
Warrant liability expense	(140,900)	—	—
Benefit from (provision for) income taxes	633,459	23,969	(2,703)
Equity in income of unconsolidated Real Estate Affiliates	9,413	(28,209)	23,506
Reorganization costs	(57,282)	(6,674)	—
Loss from continuing operations	$(69,230)	$(702,877)	$(17,909)

The following reconciles segment revenues to GAAP-basis combined revenues:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Reconciliation of Segment Basis Revenues to GAAP Revenues

Master Planned Communities - Total Segment	$113,636	$100,292	$150,152
Operating Assets - Total Segment	89,536	87,618	92,968
Strategic Developments - Total Segment	2,684	(361)	9,474
Total Segment revenues	205,856	187,549	252,594
(less:)
The Woodlands Partnerships revenues, at our ownership share	(63,137)	(51,201)	(80,087)
Total revenues - GAAP basis	$142,719	$136,348	$172,507

The assets by segment and the reconciliation of total segment assets to the total assets in the combined financial statements at December 31, 2010 and 2009 are summarized as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)
Master Planned Communities	$1,823,399	$2,162,209
Operating Assets	718,330	815,090
Strategic Developments	215,037	257,184
Total segment assets	2,756,766	3,234,483
Corporate and other	601,902	1,618
Real Estate Affiliates	(335,961)	(330,874)
Total assets	$3,022,707	$2,905,227

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 16       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share amounts)
Total revenues	$28,790	$30,629	$32,460	$50,840
Operating loss (a)	(3,285)	(4,670)	(618)	(503,294)
Loss from continuing operations (a)	(20,481)	(28,017)	(16,183)	(4,549)
Loss from discontinued operations	—	—	—	—
Net loss attributable to common stockholders	(20,529)	(28,042)	(16,230)	(4,630)
Basic and diluted loss per share:
Continuing operations	(0.54)	(0.74)	(0.43)	(0.12)
Discontinued operations	—	—	—	—
Weighted average basic and diluted shares outstanding	37,716	37,716	37,716	37,753

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share amounts)
Total revenues	$28,968	$46,152	$30,260	$30,968
Operating loss (b)	(92,304)	(55,744)	(42,427)	(502,200)
Loss from continuing operations (b)	(85,356)	(57,925)	(24,379)	(535,217)
Loss from discontinued operations	—	—	—	(939)
Net loss	(85,400)	(57,946)	(24,414)	(535,852)
Basic and diluted loss per share:
Continuing operations	(2.26)	(1.54)	(0.65)	(14.19)
Discontinued operations	—	—	—	(0.02)
Weighted average basic and diluted shares outstanding	37,716	37,716	37,716	37,716

(a)   Operating loss and loss from continuing operations in the fourth quarter 2010 were significantly impacted by impairment provisions (Note 3) and warrant liability expense (Note 1).

(b)   Operating loss and loss from continuing operations in the fourth quarter 2009 were primarily due to provision for impairment (Note 3) and property level bankruptcy claims. Such losses were partially offset by gains on liabilities subject to compromise (Note 2).

HHC

HHC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

					Cost Capitalized		Gross Amounts at Which						Life
			Initial Cost (b)		Subsequent to Acquisition (c)		Carried at Close of Period (d)						Upon Which
				Buildings		Buildings		Buildings		Accumulated			Latest income
		Encumbrances		and		and		and		Depreciation	Date of	Date	Statement
Name of Center	Location	(a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	(e)	Construction	Acquired	is Computed
Master Planned Communities
Summerlin	Las Vegas, NV	57,153	990,179	—	(102,502)	190	887,677	190	887,867	122		2004	(e)
Bridgeland	Houston, TX	28,624	257,222	—	136,778	1,440	394,000	1,440	395,440	568		2004	(e)
Maryland	Howard County, MD	—	457,552	—	(390,152)	69	67,400	69	67,469	9		2004	(e)
The Woodlands	Houston, TX	—	—	—	1,571	11,831	1,571	11,831	13,402	3,662
Total		85,777	1,704,953	—	(354,305)	13,530	1,350,648	13,530	1,364,178	4,361

Operating Assets
Ward Centers	Honolulu, HI	199,597	164,007	89,321	(18,313)	131,572	145,694	220,893	366,587	30,326		2002	(e)
South Street Seaport	New York, NY	—	—	10,872	—	(5,537)	—	5,335	5,335	2,260		2004	(e)
Landmark Mall	Alexandria, VA	—	28,396	67,235	(19,408)	(52,733)	8,988	14,502	23,490	1		2003	(e)
Park West	Peoria, AZ	—	16,526	77,548	1	(3,867)	16,527	73,681	90,208	8,234	2008		(e)
Rio West Mall	Gallup, NM	—	—	19,500	—	7,856	—	27,356	27,356	15,932		1986	(e)
Riverwalk Marketplace	New Orleans, LA	—	—	94,513	—	(82,800)	—	11,713	11,713	1		2004	(e)
Cottonwood Square	Salt Lake City, UT	—	1,558	4,339	—	303	1,558	4,642	6,200	970		2002	(e)
110 N. Wacker	Chicago, IL	28,276	—	29,035	—	5,305	—	34,340	34,340	9,865		1997	(e)
Columbia Offices	Howard County, MD	—	1,575	31,431	1,570	982	3,145	32,413	35,559	10,025		2004	(e)
Total		227,873	212,062	423,794	(36,150)	1,081	175,912	424,875	600,787	77,614

Strategic Developments
Bridges at Mint Hill	Pocatello, ID	—	—	—	—	12,358	—	12,358	12,358	—		2002	(e)
Elk Grove Promenade	Elk Grove, CA	—	—	—	—	10,685	—	10,685	10,685	4
The Shops at Summerlin Center	Las Vegas, NV	5,010	—	—	—	35,570	—	35,570	35,570	—
Ala Moana	Honolulu, HI	—	—	—	—	22,801	—	22,801	22,801	—
Allen	Dallas, TX	—	25,575	—	(25,575)	25,416	—	25,416	25,416	—
Cottonwood Mall	Salt Lake City, UT	—	7,613	42,987	(4,713)	(25,583)	2,900	17,404	20,304	—		2002	(e)
Kendall	Miami, FL	—	—	—	—	18,567	—	18,567	18,567	—
West Windsor	Princeton, NJ	—	—	—	—	20,615	—	20,615	20,615	10
Alameda Plaza	Pocatello, ID	—	740	2,060	—	25	740	2,085	2,825	438		2002	(e)
Century Plaza	Birmingham, AL	—	3,164	28,514	(2,350)	(24,842)	814	3,672	4,486	2		1997	(e)
Village at Redlands	Redlands, CA	—	—	—	616	6,511	616	6,511	7,127	209	2008
Redlands Promenade	Redlands, CA	—	—	—	—	2,801	—	2,801	2,801	—
Lakemoor (Volo)	Volo, IL	—	320	—	(326)	327	(6)	327	321	—
Nouvelle at Natick	Natick, MA	—	—	—	—	13,417	—	13,417	13,417	—
Total		5,010	37,412	73,561	(32,348)	118,668	5,064	192,229	197,293	663

Corporate general and administrative		—	—	—	—	5,775	—	5,775	5,775	752

Total HHC		318,660	1,954,427	497,355	(422,802)	139,054	1,531,624	636,409	2,168,033	83,390

				Master Planned Community assets			1,350,648	343,006	Building and equipment
				Land			180,976	293,403	Development in progress
							1,531,624	636,409

HHC

NOTES TO SCHEDULE III

(a)	See description of mortgages, notes and other debt payable in Note 7 of Notes to Consolidated and Combined Financial Statements.
(b)	Initial cost for constructed malls is cost at end of first complete calendar year subsequent to opening.
(c)

For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write-downs. For Master Planned Communities, costs capitalized subsequent to acquisitions are net of land sales.

(d)	The aggregate cost of land, building and improvements for federal income tax purposes is approximately $1.8 billion.
(e)	Depreciation is computed based upon the following estimated lives:

Years
Building, improvements and carrying costs	40-45
Equipment, tenant improvements and fixtures	5-10

	Reconciliation of Real Estate
(In thousands)	2010	2009	2008

Balance at beginning of year	$2,687,256	$3,206,436	$2,787,779
Change in land	13,240	179,765	191,857
Additions	116,482	238,020	630,868
Impairments	(503,356)	(680,349)	(52,511)
Dispositions and write-offs	(145,589)	(256,616)	(351,557)
Balance at end of year	$2,168,033	$2,687,256	$3,206,436

	Reconciliation of Accumulated Depreciation
(In thousands)	2010	2009	2008

Balance at beginning of year	$85,639	$103,293	$101,384
Depreciation expense	14,582	17,145	15,637
Dispositions and write-offs	(16,831)	(34,799)	(13,728)
Balance at end of year	$83,390	$85,639	$103,293

Exhibit No.	Description of Exhibit

2.1

Separation Agreement, dated November 9, 2010, between The Howard Hughes Corporation and General Growth Properties, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

3.1	Amended and Restated Certificate of Incorporation of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 12, 2010)
3.2	Amended and Restated Bylaws of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 12, 2010)
10.1

Transition Services Agreement, dated November 9, 2010, between The Howard Hughes Corporation, GGP Limited Partnership and General Growth Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.2

Reverse Transition Services Agreement, dated November 9, 2010, between The Howard Hughes Corporation, GGP Limited Partnership and General Growth Management, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.3

Employee Matters Agreement, dated November 9, 2010, between The Howard Hughes Corporation, GGP Limited Partnership and General Growth Management, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.4

Employee Leasing Agreement, dated November 9, 2010, between The Howard Hughes Corporation, GGP Limited Partnership and General Growth Management, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.5

Tax Matters Agreement, dated November 9, 2010, between The Howard Hughes Corporation and General Growth Properties, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.6

Surety Bond Indemnity Agreement, dated November 9, 2010, between The Howard Hughes Corporation and General Growth Properties, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.7

Form of indemnification agreement for directors and certain executive officers of The Howard Hughes Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.8

Warrant Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.9

Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Brookfield Retail Holdings LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.10

Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and The Fairholme Fund and Fairholme Focused Income Fund (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.11

Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.12

Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and M.B. Capital Partners, M.B. Capital Partners III and M.B. Capital Units LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.13

Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail

Holdings IV-D LLC, Brookfield Retail Holdings V LP and Brookfield US Retail Holdings LLC (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.14

Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and The Fairholme Fund and Fairholme Focused Income Fund (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.15

Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P., Blackstone Real Estate Partners VI L.P., Blackstone Real Estate Partners (AIV) VI L.P., Blackstone Real Estate Partners VI.F L.P., Blackstone Real Estate Partners VI.TE.1 L.P., Blackstone Real Estate Partners VI.TE.2 L.P., Blackstone Real Estate Holdings VI L.P., and Blackstone GGP Principal Transaction Partners L.P. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.16

Management Services Agreement, dated August 6, 2010, between The Howard Hughes Corporation and Brookfield Advisors LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 10, filed October 7, 2010), which agreement is no longer in effect, but is filed as an exhibit to this Annual Report on Form 10-K in accordance with Item 601(b)(10) of Regulation S-K

10.17*	The Howard Hughes Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed November 12, 2010)
10.18*	Form of Restricted Stock Agreement for Nonemployee Directors under The Howard Hughes Corporation 2010 Equity Incentive Plan
10.19*

Non-Qualified Stock Option Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Adam S. Metz (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed November 12, 2010), which agreement is no longer in effect, but is filed as an exhibit to this Annual Report on Form 10-K in accordance with Item 601(b)(10) of Regulation S-K

10.20*

Non-Qualified Stock Option Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Thomas Nolan Jr. (in his capacity as a director) (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed November 12, 2010), which agreement is no longer in effect, but is filed as an exhibit to this Annual Report on Form 10-K in accordance with Item 601(b)(10) of Regulation S-K

10.21*

Non-Qualified Stock Option Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Thomas Nolan Jr. (in his capacity as an employee) (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed November 12, 2010), which agreement is no longer in effect, but is filed as an exhibit to this Annual Report on Form 10-K in accordance with Item 601(b)(10) of Regulation S-K

10.22*

Employment Agreement, dated as of November 22, 2010, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.23*

Warrant Purchase Agreement, dated November 22, 2010, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.24*

Employment Agreement, dated as of November 22, 2010, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.25*

Warrant Purchase Agreement, dated November 22, 2010, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.26*

Warrant Purchase Agreement, dated February 25, 2011, between The Howard Hughes Corporation and Andrew C. Richardson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 3, 2011)

10.27*

Employment Agreement, dated as of February 25, 2011, between The Howard Hughes Corporation and Andrew C. Richardson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 3 2011)

21.1	List of Subsidiaries
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of BKD, LLP
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	TWLDC Holdings, L.P. Consolidated Financial Statements and Independent Accountant’s Report

* Management contract, compensatory plan or arrangement