Form 10-Q
period 2011-03-31
Howard Hughes Corp
filed 2011-05-10
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to

Commission file number 001-34856

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of Common Stock, $.01 par value, outstanding on May 6, 2011 was 37,933,154.

THE HOWARD HUGHES CORPORATION, INC.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2011	2010
	(In thousands)
Assets:
Investment in real estate:
Master Planned Community assets	$1,348,531	$1,350,648
Land	180,976	180,976
Buildings and equipment	342,797	343,006
Less accumulated depreciation	(86,116)	(83,390)
Developments in progress	293,954	293,403
Net property and equipment	2,080,142	2,084,643
Investment in and loans to/from Real Estate Affiliates	151,093	149,543
Net investment in real estate	2,231,235	2,234,186
Cash and cash equivalents	280,481	284,682
Accounts receivable, net	7,094	8,154
Notes receivable	38,883	38,954
Tax indemnity receivable, including interest	325,555	323,525
Deferred expenses, net	6,076	6,619
Prepaid expenses and other assets	137,223	126,587
Total assets	$3,026,547	$3,022,707

Liabilities:
Mortgages, notes and loans payable	$314,924	$318,660
Deferred tax liabilities	79,639	78,680
Warrant liabilities	355,393	227,348
Uncertain tax position liability	142,329	140,076
Accounts payable and accrued expenses	69,640	78,836
Total liabilities	961,925	843,600

Commitments and Contingencies	—	—

Equity:
Common stock: $.01 par value; 100,000,000 shares authorized, 37,924,506 shares issued as of March 31, 2011 and 37,904,506 shares issued as of December 31, 2010	379	379
Additional paid-in capital	2,708,165	2,708,036
Accumulated deficit	(643,020)	(528,505)
Accumulated other comprehensive loss	(1,692)	(1,627)
Total stockholders’ equity	2,063,832	2,178,283
Noncontrolling interests in consolidated ventures	790	824
Total equity	2,064,622	2,179,107
Total liabilities and equity	$3,026,547	$3,022,707

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(Consolidated)	(Combined)
	(In thousands)
Revenues:
Master Planned Community land sales	$23,392	$3,215
Builder price participation	521	744
Minimum rents	16,719	17,031
Tenant recoveries	4,524	4,819
Condominium unit sales	3,764	—
Other land sale revenues	1,248	1,111
Other rental and property revenues	2,933	1,870
Total revenues	53,101	28,790
Expenses:
Master Planned Community cost of sales	15,436	1,326
Master Planned Community land sales operations	5,628	8,491
Rental property real estate taxes	3,474	2,978
Rental property maintenance costs	1,559	1,844
Condominium unit cost of sales	2,980	—
Other property operating costs	9,592	8,472
Provision for doubtful accounts	11	101
General and administrative	5,232	4,135
Provisions for impairment	—	278
Depreciation and amortization	3,199	4,450
Total operating expenses	47,111	32,075

Operating income (loss)	5,990	(3,285)

Interest income	2,512	105
Interest expense	—	(712)
Warrant liability expense	(126,045)	—
Loss before income taxes, income from Real Estate Affiliates, reorganization items and noncontrolling interests	(117,543)	(3,892)
Provision for income taxes	(2,457)	(1,486)
Income from Real Estate Affiliates	5,513	1,492
Reorganization items	—	(16,595)
Loss from continuing operations	(114,487)	(20,481)
Allocation to noncontrolling interests	(28)	(48)
Net loss attributable to common stockholders	$(114,515)	$(20,529)

Basic and Diluted Loss Per Share:
Continuing operations	$(3.02)	$(0.54)
Total basic and diluted loss per share	$(3.02)	$(0.54)

Comprehensive Income (Loss), Net:
Net loss	$(114,487)	$(20,481)
Other comprehensive income (loss)	(65)	410
Comprehensive loss	(114,552)	(20,071)
Comprehensive loss allocated to noncontrolling interests	(28)	(48)
Comprehensive loss attributable to common stockholders	$(114,580)	$(20,119)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements

THE HOWARD HUGHES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling
		Additional			Other	Interests in
	Common	Paid-In	Accumulated	GGP	Comprehensive	Consolidated	Total
	Stock	Capital	Deficit	Equity	Income (Loss)	Ventures	Equity
				(In thousands)

Balance, January 1, 2010	$—	$—	$—	$1,504,364	$(1,744)	$900	$1,503,520
Net (loss) income	—	—	—	(20,529)	—	48	(20,481)
Distributions to noncontrolling interests	—	—	—	—	—	(41)	(41)
Other comprehensive income	—	—	—	—	410	—	410
Contributions from GGP, net	—	—	—	33,398	—	—	33,398

Balance, March 31, 2010	$—	$—	$—	$1,517,233	$(1,334)	$907	$1,516,806

Balance, January 1, 2011	$379	$2,708,036	$(528,505)	$—	$(1,627)	$824	$2,179,107
Net (loss) income	—	—	(114,515)	—	—	28	(114,487)
Distributions to noncontrolling interests	—	—	—	—	—	(62)	(62)
Other comprehensive loss	—	—	—	—	(65)	—	(65)
Restricted stock amortization	—	129	—	—	—	—	129

Balance, March 31, 2011	$379	$2,708,165	$(643,020)	$—	$(1,692)	$790	$2,064,622

The accompanying notes are an integral part of these condensed consolidated and combined financial statements

THE HOWARD HUGHES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(Consolidated)	(Combined)
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(114,487)	$(20,481)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from Real Estate Affiliates	(5,513)	(1,492)
Distributions received from Real Estate Affiliates	3,894	—
Provision for doubtful accounts	11	101
Depreciation	2,748	3,884
Amortization	451	566
Amortization (accretion) of deferred financing costs and debt market rate adjustments	(1,709)	713
Amortization of intangibles other than in-place leases	33	51
Straight-line rent amortization	(835)	(494)
Non-cash expense on warrant liabilities	126,045	—
Provisions for impairment	—	278
Land/residential development and acquisitions expenditures	(18,687)	(11,870)
Cost of sales	18,416	1,326
Non-cash reorganization items	—	(248)
Net changes:
Accounts and notes receivable	(75)	436
Prepaid expenses and other assets	(387)	8,088
Deferred expenses	(62)	(451)
Accounts payable and accrued expenses and deferred tax liabilities	(5,115)	(116)
Other, net	(58)	3
Net cash provided by (used in) operating activities	4,670	(19,706)

Cash Flows from Investing Activities:
Development of real estate and property additions/improvements, primarily previously accrued	(9,140)	(9,342)
Increase in investments in Real Estate Affiliates	(10)	(27)
Distributions received from Real Estate Affiliates in excess of income	79	19
Net cash used in investing activities	(9,071)	(9,350)

Cash Flows from Financing Activities:
Change in GGP investment, net	—	30,109
Principal payments on mortgages, notes and loans payable	(1,738)	(1,466)
Proceeds from issuance of Management Warrant	2,000	—
Distributions to noncontrolling interests	(62)	(41)
Net cash provided by financing activities	200	28,602
Net change in cash and cash equivalents	(4,201)	(454)
Cash and cash equivalents at beginning of period	284,682	3,204
Cash and cash equivalents at end of period	$280,481	$2,750

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,597	$3,793
Interest capitalized	4,224	5,104
Reorganization items paid	—	720

Non-Cash Transactions:
Change in accrued capital expenditures included in accounts payable and accrued expenses	$(5,687)	$(7,622)
Other non-cash GGP equity transactions	—	3,289

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1         ORGANIZATION

The accompanying condensed consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the SEC. Therefore, such condensed consolidated and combined financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, readers of this Quarterly Report should refer to the Company’s (as defined below) audited Consolidated and Combined Financial Statements for the year ended December 31, 2010 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2010 (Commission File No. 001-34856). Capitalized terms used, but not defined in this Quarterly Report have the same meanings as in our Annual Report.

General

The Howard Hughes Corporation (“HHC” or the “Company”) is a Delaware corporation that was formed on July 1, 2010 to hold, after receipt via a tax-free distribution, certain assets of General Growth Properties, Inc. (“GGP”) and certain of its subsidiaries (collectively, the “Predecessors”) pursuant to their plans of reorganization (the “Plan”) under Chapter 11 of the United States Code (“Chapter 11”). We are a real estate company that specializes in the development and operation of master planned communities, operating rental properties and other strategic real estate opportunities across the United States. Pursuant to the Plan, certain of the assets and liabilities of the Predecessors (the “HHC Businesses”) were transferred to us and our common stock was distributed to the holders of GGP’s common stock and common units (the “Separation”) on a pro-rata basis (approximately 32.5 million shares of our common stock) on GGP’s date of emergence from bankruptcy, November 9, 2010 (the “Effective Date”). Also as part of the Plan, approximately 5.25 million shares of our common stock and 8.0 million warrants were purchased by certain of the investors sponsoring the Plan for $250 million. Unless the context otherwise requires, references to “we,” “us” and “our” refer to HHC and its subsidiaries, and, for periods in 2010, after giving effect to the Separation.

The accompanying consolidated balance sheets at March 31, 2011 and December 31, 2010 reflect the consolidation of HHC and its subsidiaries, as of such date, with all intercompany balances and transactions eliminated. The accompanying combined financial statements for the periods prior to the Separation have been prepared in accordance with GAAP on a carve-out basis from the consolidated financial statements of GGP using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from GGP. This presentation incorporates the same principles used when preparing consolidated financial statements, including elimination of intercompany transactions. The presentation also includes the accounts of the HHC Businesses in which we have a controlling interest. The noncontrolling equity holders’ share of the assets, liabilities and operations are reflected in noncontrolling interests within permanent equity of the Company. All intercompany balances and transactions between the HHC Businesses have been eliminated.  Accordingly, the results presented for the three months ended March 31, 2010 reflect the aggregate of operations and changes in cash flows and equity on a carved-out basis for the period from January 1, 2010 through March 31, 2010 and on a consolidated basis for the period from January 1, 2011 through March 31, 2011.

As discussed above, we were formed for the purpose of receiving, via a tax-free distribution, certain assets and assuming certain liabilities of the Predecessors pursuant to the Plan. We conducted no business and had no separate material assets or liabilities until the Separation was consummated. No previous historical financial statements for the HHC Businesses have been prepared and, accordingly, our combined financial statements for the three months ended March 31, 2010 are derived from the books and records of GGP and were carved-out from GGP at a carrying value reflective of such historical cost in such GGP records.  Our historical financial results reflect allocations for certain corporate expenses which include, but are not limited to, costs related to property management, human resources, security, payroll and benefits, legal, corporate communications, information services and restructuring and reorganizations.  Costs of the services (approximately $2.8 million for the three months ended March 31, 2010) that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly the Company’s percentage of GGP’s adjusted revenue and assets and the number of properties.  We believe these allocations are reasonable; however, these results do not reflect what our expenses would have been had the Company been operating as a separate, stand-alone public company for such period. In addition, the HHC Businesses were operated as subsidiaries of GGP, which operated as a real estate investment trust during such period. We operate as a taxable corporation. The historical combined balance sheet, statement of operations and comprehensive income (loss), statement of equity and statement of cash flows presented for the three months ended March 31, 2010 therefore are not indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone entity during such period or of our future performance as an independent, stand-alone entity.

As of March 31, 2011, our assets consisted of the following:

•                  four master planned communities;

•                  thirteen operating assets; and

•                  seventeen strategic developments.

Our ownership interests in properties in which we own a majority or controlling interest are combined for the period from January 1, 2010 through March 31, 2010 and consolidated for the period from January 1, 2011 through March 31, 2011 under GAAP, with the non-controlling interests in such consolidated or combined ventures reflected as components of equity.  Our interests in TWCPC Holdings, L.P., (“The Woodlands Commercial”), the Woodlands Operating Company, L.P. (“The Woodlands Operating”) and the Woodlands Land Development Company, L.P. (“The Woodlands MPC”), all located in Houston, Texas and, collectively, the “Woodlands Partnerships”, and our interests in Westlake Retail Associates, Ltd (“Circle T Ranch”) and 170 Retail Associates Ltd (“Circle T Power Center”) and, together with Circle T Ranch, “Circle T”, located in Dallas/Fort Worth, Texas, are held through joint venture entities in which we own non-controlling interests and are unconsolidated and accounted for on the equity method. The Woodlands Partnerships, Circle T and certain cost method investments (for example, our interest in the Summerlin Hospital Medical Center) are collectively referred to in this report as our “Real Estate Affiliates.”

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim periods ended March 31, 2011 and 2010 are not necessarily indicative of the results to be obtained for the full fiscal year.

Warrants

As described above, on the Effective Date, we issued warrants to purchase up to approximately 8.0 million shares of our common stock to certain of the sponsors of the Plan (the “Sponsors Warrants”) with an estimated initial value of approximately $69.5 million. The warrants have an initial exercise price of $50.00 per share and will be subject to adjustment for future stock dividends, splits or reverse splits of our common stock or certain other events. Approximately 6.08 million warrants are immediately exercisable and approximately 1.92 million warrants are exercisable upon 90 days prior notice for the first 6.5 years after issuance and exercisable without notice any time thereafter. Sponsors Warrants expire on November 9, 2017.

In addition, in 2010 and 2011, the Company entered into certain warrant agreements with David R. Weinreb, our Chief Executive Officer, Grant Herlitz, our President, and Andrew C. Richardson, our Chief Financial Officer, (the “Management Warrants”), in each case prior to his appointment to such position. Warrants for an aggregate of 2,862,687 shares were issued pursuant to such agreements in exchange for approximately $19 million from such executives at the commencement of their respective employment, which was deemed to be the fair value of such warrants. The Management Warrants have exercise prices of $42.23 per share and $54.50 per share. Generally, the Management Warrants become exercisable in November 2016 and expire by February 2018.

The aggregate estimated $355.4 million and $227.3 million fair value of the Sponsors and Management Warrants as of March 31, 2011 and December 31, 2010, respectively, has been recorded as a liability because the holders of the warrants could require HHC to settle such warrants in cash due to a subsequent change of control.  Such fair values were estimated using an option pricing model and level 3 inputs due to the unavailability of comparable market data. Changes in fair value of the Sponsors Warrants and the Management Warrants have been and will continue to be recognized in earnings and, accordingly, warrant liability expense of approximately $126.0 million was recognized for the three months ended March 31, 2011.

Reorganization and Other 2010 Bankruptcy-Related Items

As certain of the HHC Businesses had filed for bankruptcy protection in April 2009 (the “HHC Debtors”), these entities are required by GAAP to separately present as Reorganization items elements of expense or income that were incurred or realized as a result of the bankruptcy filings. These items include professional fees and similar types of expenses and gains and interest earned on cash accumulated by certain of our subsidiaries, all as a result of the bankruptcy.  Reorganization items specific to the HHC Debtors have been allocated to us and have been reflected in our combined statement of operations and comprehensive income (loss) for the three months ended March 31, 2010 and in the table presented below.

Reorganization items are as follows:

Reorganization Items	Three Months Ended March 31, 2010
(In thousands)
Gains on liabilities subject to compromise - vendors (a)	$(246)
U.S. Trustee fees	139
Restructuring costs (b)	16,702
Total reorganization items	$16,595

(a)

This amount includes gains from repudiation, rejection or termination of contracts or guarantee of obligations. Such gains reflect agreements reached with certain critical vendors, which were authorized by the Bankruptcy Court and for which payments on an installment basis began in July 2009.

(b)

Restructuring costs primarily include professional fees incurred related to the bankruptcy filings, our allocated share of the KEIP payment, finance costs incurred by debtors upon emergence from bankruptcy and any associated write-off of unamortized deferred finance costs related to emerged debtors.

Gains on liabilities subject to compromise represent the income effects of the settlement of certain liabilities of the HHC Debtors that were incurred prior to their bankruptcy filings in 2009.  All liabilities incurred by the HHC Debtors prior to such bankruptcy filings were subject to compromise in 2010 as the amounts to be paid were subject to settlement, adjustment, or reinstatement as provided by Chapter 11. The amounts of the various categories of liabilities that were subject to compromise are set forth below and represented the then estimates of known or potential liabilities likely to be resolved in connection with the then planned 2010 emergence from bankruptcy of the HHC Debtors. As the plans of reorganization for the HHC Debtors ultimately approved subsequent to March 31, 2010 provided for, in general, full payment of allowed claims, substantially all recorded liabilities of the HHC Debtors that were subject to compromise at March 31, 2010 were settled, reinstated or retained by the Effective Date.  In addition, GGP has agreed that it will reimburse HHC up to $5.0 million for liability claims related to periods prior to the HHC Debtors’ bankruptcy filings, the majority of which is unpaid as of March 31, 2011.

The amounts subject to compromise at March 31, 2010 consisted of the following items:

March 31, 2010
(In thousands)
Mortgages and secured notes	$133,631
Accounts payable and accrued liabilities	136,619
Total liabilities subject to compromise	$270,250

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

Pre-development costs associated with specifically identified development properties, which generally include legal and professional fees and other directly-related third-party costs, are capitalized as part of the property being developed.  In the event that management no longer has the ability or intent to complete a development, the costs previously capitalized are expensed (see also our impairment policies below).  Such costs are reflected in Master Planned Community assets for the Master Planned Communities and in Developments in progress for the Strategic Developments properties.

With respect to the operating retail properties, tenant improvements, either paid directly or in the form of construction allowances paid to tenants, are capitalized and depreciated over the applicable lease term.  Maintenance and repairs are charged to expense when incurred. Expenditures for significant improvements are capitalized.

Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Asset Type	Years
Buildings and improvements	40-45
Equipment, tenant improvements and fixtures	5-10

Certain of the HHC Businesses, particularly certain properties in our Master Planned Communities segment, were purchased by the Predecessors rather than developed.  Accordingly, the acquisitions of such properties were accounted for utilizing the acquisition method.  Estimates of future cash flows and other valuation techniques were used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, debt liabilities assumed and identifiable intangible assets and liabilities such as amounts related to in-place at-market tenant leases, acquired above and below-market tenant and ground leases and tenant relationships.

Impairment

The generally accepted accounting principles related to accounting for the impairment or disposal of long-lived assets require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, the fair value of such assets should be estimated and an impairment provision should be recorded to write down the carrying amount of such asset to its estimated fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below market rate of return.  We review our real estate assets (including those held by our Real Estate Affiliates), including operating assets, land held for development and sale, developments in progress and investments in Real Estate Affiliates, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flow during our expected holding period. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, pricing, development costs, sales pace and capitalization rates, and estimated holding periods for the applicable assets.  Although the estimated fair value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount is not expected to be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations. In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset.  The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset or, for Master Planned Communities, is expensed as a cost of sales when land is sold.  Assets that have been impaired will in the future have lower depreciation and cost of sale expenses, but the impairment will have no impact on cash flow.

Based on our policies and procedures, no impairment provisions were recorded in the three months ended March 31, 2011 and approximately $0.3 million of impairment provisions, on predevelopment costs at certain of our Strategic Developments properties, were recorded in the three months ended March 31, 2010. As of March 31, 2011, certain of our properties had fair values less than their carrying amounts; however, based on the Company’s plans with respect to those properties, we believe that the carrying amounts are recoverable and therefore, under applicable GAAP guidance, no additional impairments were taken.  Despite this conclusion, additional impairment charges in the future could result if our plans regarding our assets change and/or economic conditions deteriorate. We can provide no assurance that material impairment charges with respect to Master Planned Community assets, Operating Assets, Strategic Developments, Real Estate Affiliates or Developments in progress will not occur in future periods. Accordingly, we will continue to monitor circumstances and events in future periods to determine whether additional impairments are warranted.

Investments in Real Estate Affiliates

We account for investments in joint ventures where we own a non-controlling participating interest using the equity method and, investments in joint ventures where we have virtually no influence on the joint venture’s operating and financial policies, on the cost method.  Under the equity method, the cost of our investment is adjusted for our share of the equity in earnings (losses) of such Real Estate Affiliates from the date of acquisition and reduced by distributions received.  Generally, the operating agreements with respect to our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages.  We generally also share in the profit and losses, cash flows and other matters relating to our Real Estate Affiliates in accordance with our respective ownership percentages.  Differences between the carrying amount of our investment in the Real Estate Affiliates and our share of the underlying equity of such Real Estate Affiliates are amortized over the related asset lives ranging from five to 45 years. For cost method investments, we recognize earnings to the extent of distributions received from such investments, and along with equity method earnings, is included in Income from Real Estate Affiliates in our consolidated and combined statements of operations and comprehensive income (loss).

Contingent Stock Agreement

In conjunction with GGP’s acquisition of The Rouse Company (“TRC”) in November 2004, GGP assumed TRC’s obligations under the Contingent Stock Agreement, (the “CSA”). TRC entered into the CSA in 1996 when it acquired The Hughes Corporation (“Hughes”). This acquisition included various assets, including Summerlin (the “CSA Assets”), a development in our Master Planned Communities segment. The CSA provided that the Beneficiaries receive a share of the cash flow and income from the development or sale of the CSA assets and a final payment representing their share of the valuation of the CSA Assets as of December 31, 2009.  The Plan provided that the final payment and settlement of all other claims under the CSA was $230 million (down from the $245 million estimate at December 31, 2009), and such amount was distributed by GGP after the Effective Date. Accordingly, during September 2010, we reduced our carrying value of the CSA assets, and the related GGP equity, by $15 million for this revised estimate.

Fair Value Measurements

The Company is required to estimate the fair value of its long-lived assets, such as its real estate investments, that it determines are impaired.  Accordingly, those assets which were impaired in 2009 and 2010 were recorded at their estimated fair value in the year in which impairment occurred.  As of March 31, 2011, we do not have any derivative financial instruments and our investments in marketable securities are immaterial.

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  Any fair values utilized or disclosed in our financial statements were developed for the purpose of complying with the accounting principles established for fair value measurements.

For the three months ended March 31, 2011, as discussed above, no real estate assets were considered impaired and therefore no real estate assets were measured at fair value in such period. The only liabilities presented at fair value and measured on a recurring basis at March 31, 2011 are the Sponsor and Management Warrants for which, as discussed above, we recognized approximately $126.0 million of expense in the three months ended March 31, 2011 for the increase in the recorded valuation of such warrants.  For the three months ended March 31, 2010, also as discussed above, non-recurring fair value measurements included approximately $0.3 million of impairment provisions, representing the full write-off of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated. In addition, no debt was measured at fair value during the three months ended March 31, 2010 as no HHC Debtors emerged from bankruptcy during this time period.

Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying amount in our financial statements except for debt.  Management’s required estimates of fair value are presented below for our debt at March 31, 2011 and December 31, 2010.  This fair value was estimated solely for financial statement reporting purposes and should not be used for any other purposes, including estimating the value of any of the Company’s securities. We estimated the fair value of this debt based on quoted market prices for publicly-traded debt, recent financing transactions (which may not be comparable), estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, the current London Interbank Offered Rate (“LIBOR”), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt.  The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized available market information or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any of such debt could be realized by immediate settlement of the obligation.

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$190,421	$202,756	$191,037	$202,897
Variable-rate debt	65,210	65,549	65,518	65,629
SID bonds (*)	59,293	59,293	62,105	62,105
Total	$314,924	$327,598	$318,660	$330,631

(*) Due to the uncertain repayment terms of special improvement district (SID) bonds, the carrying value has been used as an approximation of fair value.

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

Nouvelle at Natick is a 215 unit residential condominium project, located in Natick, Massachusetts.  Pursuant to the Plan, only the unsold units at Nouvelle at Natick on the Effective Date were distributed to us and no deferred revenue or sales proceeds from unit closings prior to the Effective Date was allocated to us.  As of March 31, 2011, 34 units were unsold at Nouvelle at Natick. Income related to unit sales subsequent to the Effective Date is accounted for on a unit-by-unit full accrual method.

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries.

Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $2.8 million as of March 31, 2011 and $2.0 million as of December 31, 2010, are included in Accounts receivable, net in our consolidated balance sheets.

Percentage rent in lieu of fixed minimum rent received from tenants was $0.9 million for the three months ended March 31, 2011 and $0.7 million for the three months ended March 31, 2010, and is included in Minimum rents in our consolidated and combined statements of operations and comprehensive income (loss).

Income Taxes

Deferred income taxes are accounted for using the asset and liability method.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards.  A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. There are events or circumstances that could occur in the future that could limit the benefit of deferred tax assets. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, is included in the current year deferred tax provision. In addition, we recognize and report interest and penalties, if necessary, related to uncertain tax positions within our provision for income tax expense.

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

As defined and described in Note 6, certain HHC Replacement Options outstanding are required to be settled by GGP and therefore do not represent dilutive securities at any date presented. Of the HHC Replacement Options outstanding that are required to be settled by HHC, diluted EPS excludes options where the exercise price was higher than the average market price of our common stock and options for which vesting requirements were not satisfied.  Such options totaled 2,497 shares as of March 31, 2011. Finally, the effect of an additional 25 HHC Replacement Options, 651,340 options for our common stock issued in 2011 (Note 6) and 10.9 million shares represented by our outstanding warrants were excluded from diluted EPS as the effect of such items were anti-dilutive due to net losses recognized for all periods presented.

As discussed above, in connection with the Separation on November 9, 2010, GGP distributed to its stockholders 32.5 million shares of our common stock and approximately 5.25 million shares were purchased by certain investors sponsoring the Plan.  This share amount is being used in the calculation of basic and diluted EPS for the three months ended March 31, 2010 as our common stock was not traded prior to November 9, 2010 and there were no dilutive securities in the prior periods.

Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
	2011		2010
	Basic	Diluted	Basic	Diluted
	(In thousands)
Numerators:
Net loss	$(114,487)	$(114,487)	$(20,481)	$(20,481)
Allocation to noncontrolling interests	(28)	(28)	(48)	(48)
Net loss attributable to common stockholders	$(114,515)	$(114,515)	$(20,529)	$(20,529)

Denominators:
Weighted average number of common shares outstanding - basic	37,905	37,905	37,716	37,716
Effect of dilutive securities	—	—	—	—
Weighted average number of common shares outstanding - diluted	37,905	37,905	37,716	37,716

Municipal Utility Districts

In Houston, Texas, certain development costs are reimbursable through the creation of Municipal Utility Districts (“MUDS”) and Water Control and Improvement Districts, which are separate political subdivisions authorized by Article 16, Section 59 of the Texas Constitution and governed by the Texas Commission on Environmental Quality (“TCEQ”). MUDs are formed to provide municipal water, waste water, drainage services, recreational facilities and roads to those areas where they are currently unavailable through the regular city services.  Typically, the developer advances funds for the creation of the facilities, which must be designed, bid and constructed in accordance with the City of Houston’s and TCEQ requirements.  The developer initiates the MUD process by filing the applications for the formation of the MUD, and once the applications have been approved, a board of directors is elected for the MUD and given the authority to issue ad valorem tax bonds and the authority to tax residents. The MUD Board authorizes and approves all MUD development contracts and pay estimates. The Company estimates the costs it believes will be eligible for reimbursement for MUD receivables and MUD bond sale proceeds are used to reimburse the developer for its construction costs, including interest. MUD taxes are used to pay the debt service on the bonds and the operating expenses of the MUD. The Company estimates the costs it believes will be eligible for reimbursement as MUD receivables and has not incurred any debt relating to the MUDs.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, impairment of long-lived assets and goodwill, fair value of warrants and debt and cost ratios and completion percentages used for land sales. Actual results could differ from these and other estimates.

NOTE 2                 INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization) / Accretion	Net Carrying Amount
	(In thousands)
As of March 31, 2011
Tenant leases:
In-place value	$11,738	$(10,262)	$1,476
Above-market	1,820	(1,768)	52
Below-market	—	—	—
Ground leases:
Above-market	(3,545)	756	(2,789)
Below-market	23,096	(2,162)	20,934

As of December 31, 2010
Tenant leases:
In-place value	$11,824	$(10,221)	$1,603
Above-market	1,820	(1,701)	119
Below-market	(77)	77	—
Ground leases:
Above-market	(3,545)	638	(2,907)
Below-market	23,096	(2,078)	21,018

The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our consolidated balance sheets. The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses in our consolidated balance sheets.

Amortization/accretion of these intangible assets and liabilities decreased our income (excluding the impact of noncontrolling interests and the provision for income taxes) by $0.2 million for the three months ended March 31, 2011 and 2010.

Future amortization of these intangible assets and liabilities is estimated to decrease net income (excluding the impact of noncontrolling interests and the provision for income taxes) by approximately $0.3 million in 2011, $0.3 million in 2012, $0.2 million in 2013, $0.1 million in 2014 and zero in 2015.

NOTE 3                 REAL ESTATE AFFILIATES

We own noncontrolling investments in The Woodlands Partnerships and Circle T whereby, generally, we share in the profits and losses, cash flows and other matters relating to our investments in Real Estate Affiliates in accordance with our respective ownership percentages. As we have joint interest and joint control of these ventures with our venture partners, we account for these joint ventures using the equity method. For cost method investments (Note 1), we recognize earnings to the extent of distributions received from such investments, which are included, along with equity method earnings, in Income from Real Estate Affiliates in our consolidated and combined statements of operations and comprehensive income (loss).

As of March 31, 2011, approximately $331.6 million of indebtedness was secured by the properties owned by our Real Estate Affiliates, our share of which was approximately $141.0 million.

Condensed Combined Financial Information of Certain Real Estate Affiliates

As The Woodlands Partnerships and Circle T are accounted for on the equity method, the following summarized financial information as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010, is presented below:

	March 31,	December 31,
	2011	2010
	(In thousands)
Condensed Combined Balance Sheets - Certain Real Estate Affiliates
Assets:
Land	$31,077	$31,077
Building and equipment	241,426	241,436
Less accumulated depreciation	(83,164)	(81,218)
Developments in progress	26,222	25,431
Net property and equipment	215,561	216,726
Land held for development and sale	232,105	237,117
Net investment in real estate	447,666	453,843
Cash and cash equivalents	57,344	99,769
Accounts and notes receivable, net	39,003	45,863
Deferred expenses, net	5,532	895
Prepaid expenses and other assets	41,535	41,663
Total assets	$591,080	$642,033

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$331,650	$372,222
Accounts payable, accrued expenses and other liabilities	114,868	122,877
Owners’ equity	144,562	146,934
Total liabilities and owners’ equity	$591,080	$642,033

Investment in Real Estate Affiliates, Net
Owners’ equity	$144,562	$146,934
Less joint venture partners’ equity	(69,117)	(70,243)
Basis differences, loans and cost basis investments	75,648	72,852
Investment in Real Estate Affiliates	$151,093	$149,543

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Condensed Combined Statements of Income - Certain Real Estate Affiliates
Revenue:
Land sales	$21,973	$23,386
Tenant rents	1,841	921
Other	12,770	11,336
Total revenues	36,584	35,643

Expenses:
Cost of sales - land	11,490	12,149
Land sales operations	5,319	6,156
Real estate taxes	499	490
Property maintenance costs	469	(85)
Other property operating costs	11,159	10,458
Provision for impairment	—	(1)
Depreciation and amortization	1,930	1,965
Total operating expenses	30,866	31,132
Operating income	5,718	4,511

Interest income	445	769
Interest expense	(4,009)	(2,902)
Provision for income taxes	(497)	(310)
Net income attributable to joint venture partners	$1,657	$2,068

Income from Real Estate Affiliates:
Net income attributable to joint venture partners	$1,657	$2,068
Joint venture partners’ share of income	(787)	(983)
Amortization of capital or basis differences, and distributions from cost method investments	4,643	407
Income from Real Estate Affiliates	$5,513	$1,492

NOTE 4                 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$190,421	$191,037
Special Improvement District bonds	59,293	62,105
Variable-rate debt:
Collateralized mortgages, notes and loans payable	65,210	65,518
Total mortgages, notes and loans payable	$314,924	$318,660

The weighted average interest rate on our mortgages, notes and loans payable was 5.12% and 5.14% as of March 31, 2011 and December 31, 2010, respectively. The interest rate used in the calculation at both March 31, 2011 and December 31, 2010 for a loan that converted to a variable rate in July, 2010 was 3.50%.

Collateralized Mortgages, Notes and Loans Payable

As of March 31, 2011, $334.4 million of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our $314.9 million of mortgages, notes and loans payable of which $7.0 million is recourse due to guarantees or other security provisions from HHC for the benefit of the note holder. In addition, certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan.  Such provisions are not expected to materially impact our operations in 2011.  Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $40.2 million as of March 31, 2011 and $38.7 million as of December 31, 2010. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

Special Improvement Districts Bonds

The Summerlin master planned community uses Special Improvement District bonds to finance certain common infrastructure.  These bonds are issued by the municipalities and, although unrated, are secured by the assessments on the land.  They are tax exempt for federal income tax purposes.  The majority of proceeds from each bond issued is held in a construction escrow and dispersed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the cash raised but not yet spent related to the Special Improvement District bonds has been classified as a receivable within Prepaid and other assets. We pay the debt service on the bonds semi-annually, but typically receive reimbursement of all principal amortization paid by us from certain purchasers of our land; therefore, the Special Improvements District receivable (included in Prepaid expenses and other assets) and Special Improvement District bonds (included in Mortgages, notes and loans payable) largely offset (Note 7). In addition, as the Summerlin master planned community sells land, the purchasers assume a proportionate share of the bond obligation.

Mortgage Loan Refinancing

On May 10, 2011, the Company closed a $29.0 million first mortgage financing secured by its office building located at 110 N. Wacker Drive in Chicago, Illinois and bearing interest at a variable rate index plus 2.25%. Simultaneous with the loan closing, the Company entered into an interest rate swap (designated as a hedge) to fix the net interest rate of the financing at approximately 5.21% per annum. The loan matures on October 31, 2019 and its term is coterminous with the expiration of the first term of the existing tenant’s lease (Note 9). The loan has an interest-only period through April 2015 and, thereafter, amortizes ratably to $12.0 million through maturity. The Company guaranteed payments due under the swap and also provided a $7.0 million recourse repayment guarantee for the loan, which is reduced on a dollar for dollar basis during the amortization period. The proceeds from the financing were used to repay the existing $28.2 million mortgage and to pay closing costs and other expenses.

NOTE 5                 INCOME TAXES

We are taxed as a C Corporation. One of our consolidated entities, Victoria Ward, Ltd. (“Ward”, substantially all of which is owned by us) elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year beginning January 1, 2002.  To qualify as a REIT, Ward must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of its ordinary taxable income and to distribute to stockholders or pay tax on 100% of capital gains and to meet certain asset and income tests.  Ward was in compliance with the REIT requirements for 2010 and we intend to operate Ward as a REIT in all periods subsequent to the Effective Date.

Warrant expense as calculated for GAAP purposes reflects the change in the estimated Warrant Liability based on an option pricing model and is not deductible for tax purposes.  Changes in the Company’s stock price can materially change the estimated liability from quarter to quarter.  For financial reporting purposes, the tax effect of the warrant expense will be treated as a discrete item within the provision for income taxes due to the volatility of the change in estimated liability from quarter to quarter.

Unrecognized tax benefits recorded pursuant to uncertain tax positions were $120.1 million as of March 31, 2011 and December 31, 2010, excluding interest, of which none would impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $22.2 million as of March 31, 2011 and $20.0 million as of December 31, 2010. We recognized an increase of interest expense related to the unrecognized tax benefits of $2.2 million for the three months ended March 31, 2011.

Based on our assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially increase or decrease during the next twelve months. As described in the Annual Report, pursuant to the Tax Matters Agreement, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the “Tax Indemnity Cap”), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010, in an amount up to $303.8 million, plus interest and penalties related to these amounts so long as GGP controls the action in the Tax Court related to the dispute with the IRS.  The unrecognized tax benefits and related accrued interest recorded through March 31, 2011 are primarily related to the taxes that are the subject of the Tax Indemnity Cap.

NOTE 6                 STOCK-BASED PLANS

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

Prior to the Separation, the Predecessors granted qualified and non-qualified stock options and restricted stock to certain GGP officers and key employees whose compensation costs related specifically to our assets.  Accordingly, an allocation of stock-based compensation costs of approximately $0.1 million pertaining to such employees has been reflected in our combined statement of operations and comprehensive income (loss) for the three months ended March 31, 2010.

Stock Options

There were no grants of stock options under the Equity Plan in 2010. In the three months ended March 31, 2011, 651,340 options to purchase shares of our common stock were granted to certain of our employees. Such options had a weighted average exercise price of approximately $58.21, vest at the rate of 20% per year on each of the first five anniversaries of the grant date, may not be exercised prior to December 31, 2016 and, unless earlier terminated under certain circumstances, expire ten years from the grant date. None of the options granted in 2011 have been forfeited as of March 31, 2011, and compensation expense related to such options was negligible for the three months ended March 31, 2011.

Pursuant to the Plan, each outstanding option to acquire shares of GGP stock (“Old GGP Options”) was converted on the Effective Date into (i) an option to acquire the same number of shares of common stock of reorganized GGP (“New GGP Options”) and (ii) a separate option to acquire 0.0983 shares of our common stock for each existing option for one share of GGP common stock (“HHC Replacement Options”). The HHC Replacement Options were fully vested as of the Effective Date and have the same terms and conditions as the Old GGP Options except that we have agreed with GGP that all exercises of New GGP Options and HHC Replacement Options in 2011 and beyond would be settled by the respective employer at the time of exercise. As of March 31, 2011 and January 1, 2011, there were 76,411 and 164,138, respectively, HHC Replacement Options outstanding. Of such amounts, only 2,522 of such options represent potentially dilutive shares at such dates as all remaining amounts were held by GGP employees. In addition, 25,653 New GGP Options (with a weighted average exercise price of $47.70 as compared to a March 31, 2010 GGP closing stock price of $15.48 and a weighted average remaining contracted term of 0.8 years) were held by our employees at March 31, 2011 and therefore our potential net share settlement obligation for such New GGP Options is expected to be nominal.

The following tables summarize HHC Replacement Option activity as of and for the three months ended March 31, 2011:

	2011
		Weighted
		Average
		Exercise
	Shares	Price

HHC Replacement Options outstanding at January 1	164,138	$133.28
Exercised (a)	(16,038)	41.70
Expired	(71,689)	131.60
HHC Replacement Options outstanding at March 31	76,411	$154.09	(b)

(a) All net share settled by GGP.

(b) Weighted average remaining contractual term of 0.8 years.

Restricted Stock

Pursuant to the Equity Plan, the Company granted 8,247 shares of restricted common stock to certain non-employee directors as part of an annual retainer for their services on the board of directors.  Subsequently, receipt of 1,352 shares of restricted stock was waived by one of the directors as they elected to not receive compensation for their services as a director. The restrictions on all restricted shares of common stock issued lapse on June 1, 2011.

There has been no restricted stock activity for the three months ended March 31, 2011, except for the issuance of 20,000 shares to Andrew Richardson, our CFO, at the commencement of his employment in late March 2011. Such shares do not vest until March 28, 2016.

Dividends are paid on restricted common stock and are not returnable, even if the underlying common stock does not ultimately vest. The remaining unamortized expense related to our restricted stock at March 31, 2011 is approximately $1.2 million.

NOTE 7                                              OTHER ASSETS AND LIABILITIES

The following table summarizes the significant components of prepaid expenses and other assets.

	March 31,	December 31,
	2011	2010
	(In thousands)
Special Improvement District receivable	$44,892	$46,250
MUD and other receivables	40,625	33,455
Prepaid expenses	5,740	2,859
Below-market ground leases (Note 2)	20,934	21,018
Security and escrow deposits	8,055	6,814
Above-market tenant leases (Note 2)	52	119
Uncertain tax position asset	9,733	8,945
Other	7,192	7,127
	$137,223	$126,587

The following table summarizes the significant components of accounts payable and accrued expenses.

	March 31,	December 31,
	2011	2010
	(In thousands)
Construction payable	$15,124	$15,531
Accounts payable and accrued expenses	20,872	29,745
Above-market ground leases (Note 2)	2,789	2,907
Deferred gains/income	7,480	5,631
Accrued interest	1,555	1,633
Accrued real estate taxes	4,248	3,953
Tenant and other deposits	3,374	3,555
Insurance reserve	4,220	4,229
Accrued payroll and other employee liabilities	2,043	3,930
Other	7,935	7,722
Total accounts payable and accrued expenses	$69,640	$78,836

NOTE 8                                              COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We lease land or buildings at certain properties from third parties.  The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord.  Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease.  Contractual rental expense, including participation rent, was $0.6 million for the three months ended March 31, 2011 and 2010, while the amortization of above and below-market ground leases and straight-line rents included in this amount is not significant.

See Note 5 for our obligations related to uncertain tax positions for disclosure of additional contingencies.

NOTE 9                                              TRANSACTIONS WITH GGP AND WITH RELATED PARTIES

Prior to the Effective Date, we entered into a transition services agreement (the “TSA”) whereby GGP will provide to us, on a transitional basis, certain specified services on an interim basis for various terms not exceeding 24 months following the Separation, subject to our earlier termination. Concurrently, we entered into a reverse transition services agreement (“RTSA”) whereby we will provide GGP with certain income tax and accounting support services, also subject to earlier termination prior to its scheduled expiration of November 9, 2013. For 2011, we incurred approximately $0.2 million of expenses related to the TSA and earned a negligible amount of reimbursements under RTSA. In addition, for the three months ended March 31, 2011 and 2010, approximately $1.5 million of rental income was recognized from GGP and its subsidiaries.

During January 2011, the Audit Committee of our Board of Directors approved a Transition Agreement (now terminated) with TPMC Realty Services Group, Inc. (“TPMC”).  David Weinreb, a director and our CEO, is the sole equity owner of TPMC and the chief executive officer of TPMC and Grant Herlitz, our president, is the president of TPMC.  The Transition Agreement provided for, among other things, certain mutual transactions and services that facilitated the continuity of Company management, the net value of which were not material. In addition, the reimbursement to TPMC of approximately $0.9 million of expenses as contemplated by Mr. Weinreb’s employment agreement with us was approved.  Such reimbursements, which are currently unpaid, have been reflected as a current period administrative expense.

In addition, we have entered into a lease agreement with an affiliate of TPMC, to commence May 1, 2011 and as approved by our Board of Directors, for 3,253 square feet of office space in Los Angeles, California. Rental expense to be recognized for such lease will be approximately $111,965 per year and the lease is scheduled to terminate in July 2016.

NOTE 10                                       SEGMENTS

We have three business segments which offer different products and services. In 2010, we reported in two segments predominantly as the assets within our current Operating Assets segment and our current Strategic Developments segment were managed jointly as a group. Our current three segments are managed separately because each requires different operating strategies or management expertise. These segments are different than those of the Predecessors with respect to the HHC Businesses and are reflective of our current management’s operating philosophies and methods.  All resulting changes from the Predecessors’ previous presentation of our segments have been applied to all periods presented.  In addition, our current segments or assets within such segments could change in the future as development of certain properties commence or other operational or management changes occur. We do not distinguish or group our combined operations on a geographic basis.  Further, all operations are within the United States and no customer or tenant comprises more than 10% of revenues. Our reportable segments are as follows:

•                  Master Planned Communities - includes the development and sale of land, in large-scale, long-term community development projects in and around Las Vegas, Nevada; Houston, Texas and Columbia, Maryland.  This segment also includes certain office properties and other ownership interests owned by The Woodlands Partnerships as such assets are managed jointly with The Woodlands Master Planned Community.

•                  Operating Assets - includes commercial, mixed use and retail properties currently generating revenues but for many of which we believe there is opportunity to redevelop or reposition the asset to increase operating performance.

•                  Strategic Developments - includes all properties held for development and redevelopment, including the current rental property operations (primarily retail and other interests in real estate at such locations) as well as our one residential condominium project located in Natick (Boston), Massachusetts.

The assets included in each segment are contained in the following chart:

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

EBT is defined as net income (loss) from continuing operations as adjusted for: (1) reorganization items; (2) income tax provision (benefit); (3) warrant liability expense; and (4) general and administrative costs. The net income (loss) from our Real Estate Affiliates, at our proportionate share, is similarly adjusted for items (1) through (4) immediately above. We present EBT because we use this measure, among others, internally to assess the core operating performance of our assets.  We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of  certain adjustments to net income (loss) from continuing operations to calculate EBT is appropriate to provide additional information to investors because EBT therefore excludes certain non-recurring and non-cash items, including reorganization items related to the bankruptcy, which we believe are not indicative of our core operating performance. EBT should not be considered as an alternative to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss) from continuing operations, it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

The accounting policies of the segments are the same as those described in Note 1, except that we report the operations of our equity method Real Estate Affiliates using the proportionate share method rather than the equity method.  Under the proportionate share method, our share of the revenues and expenses of these Real Estate Affiliates are aggregated with the revenues and expenses of consolidated or combined properties. Under the equity method, our share of the net revenues and expenses of these Real Estate Affiliates are reported as a single line item, Income (loss) from Real Estate Affiliates, in our Consolidated and Combined Statements of Loss and Comprehensive Loss. This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. Our investment in the Summerlin Hospital Medical Center is accounted for on the cost method. As approximately $3.9 million was received in 2011 as distribution related to this investment, such amount has been reflected as other rental and property revenues for the Operating Assets Segment in the accompanying segment information.

The total cash expenditures for additions to long-lived assets for the Master Planned Communities segment was $18.7 million for the three months ended March 31, 2011 and $11.9 million for the three months ended March 31, 2010. Similarly, cash expenditures for long-lived assets for the Operating Assets and Strategic Developments segments was $7.8 million and $1.3 million, respectively, for the three months ended March 31, 2011 and $9.0 million and $0.3 million, respectively, for the three months ended March 31, 2010. Such amounts for the Master Planned Communities segment and certain amounts in the Strategic Developments segment are included in the amounts listed in our consolidated and combined statements of cash flow as Land/residential development and acquisitions expenditures. With respect to the long-lived assets within the Operating Assets segment and certain other investing amounts in the Strategic Developments segment, such amounts are included in the amounts listed as Development of real estate and property additions/improvements primarily previously accrued, respectively, in our consolidated and combined statements of cash flows.

Segment operating results are as follows:

	Three Months Ended March 31, 2011
	Consolidated	Real Estate	Segment
	Properties	Affiliates	Basis
	(In thousands)
Master Planned Communities
Land sales	$23,392	$10,862	$34,254
Builder price participation	521	674	1,195
Minimum rents	393	966	1,359
Other land sale revenues	1,248	460	1,708
Other rental and property revenues	105	6,243	6,348
Total revenues	25,659	19,205	44,864
Cost of sales - land	15,436	6,032	21,468
Land sales operations	4,117	2,286	6,403
Land sales real estate and business taxes	1,511	528	2,039
Rental property real estate taxes	54	262	316
Rental property maintenance costs	40	246	286
Other property operating costs	163	5,858	6,021
Depreciation and amortization	78	1,076	1,154
Interest income	(1,165)	(234)	(1,399)
Interest expense (1)	(2,526)	1,271	(1,255)
Total expenses	17,708	17,325	35,033
MPC EBT	7,951	1,880	9,831

Operating Assets
Minimum rents	16,113	—	16,113
Tenant recoveries	4,482	—	4,482
Other rental and property revenues (2)	1,794	3,894	5,688
Total revenues	22,389	3,894	26,283
Rental property real estate taxes	2,434	—	2,434
Rental property maintenance costs	1,316	—	1,316
Other property operating costs	8,118	—	8,118
Provision for doubtful accounts	163	—	163
Depreciation and amortization	3,063	—	3,063
Interest income	(1,347)	—	(1,347)
Interest expense	2,526	—	2,526
Total expenses	16,273	—	16,273
Operating Assets EBT	6,116	3,894	10,010

Strategic Developments
Minimum rents	213	—	213
Tenant recoveries	42	—	42
Condominium unit sales	3,764	—	3,764
Other rental and property revenues	1,034	—	1,034
Total revenues	5,053	—	5,053
Condominium unit cost of sales	2,980	—	2,980
Real estate taxes	986	—	986
Rental property maintenance costs	203	—	203
Other property operating costs	1,311	—	1,311
Provision for doubtful accounts	(152)	—	(152)
Depreciation and amortization	58	—	58
Total expenses	5,386	—	5,386
Strategic Developments EBT	(333)	—	(333)

Real estate property EBT	$13,734	$5,774	$19,508

(1) Negative interest expense relates to interest costs of debt at our Operating Assets Segment which are allocated to the MPC segment assets eligible for interest capitalization.

(2) Reflects the $3.9 million cash distribution from Summerlin Hospital Medical Center which is a Real Estate Affiliate accounted for using the cost method as described above.

	Three Months Ended March 31, 2010
	Combined	Real Estate	Segment
	Properties	Affiliates	Basis
	(In thousands)
Master Planned Communities
Land sales	$3,215	$11,872	$15,087
Builder price participation	744	405	1,149
Minimum rents	495	484	979
Other land sale revenues	1,111	357	1,468
Other rental and property revenues	230	5,594	5,824
Total revenues	5,795	18,712	24,507
Cost of sales - land	1,326	6,378	7,704
Land sales operations	4,197	2,968	7,165
Land sales real estate and business taxes	4,294	636	4,930
Rental property real estate taxes	254	257	511
Rental property maintenance costs	48	(48)	—
Other property operating costs	135	4,875	5,010
Depreciation and amortization	72	1,028	1,100
Interest income	—	(404)	(404)
Interest expense *	(3,827)	1,367	(2,460)
Total expenses	6,499	17,057	23,556
MPC EBT	(704)	1,655	951

Operating Assets
Minimum rents	16,265	—	16,265
Tenant recoveries	4,720	—	4,720
Other rental and property revenues	1,647	—	1,647
Total revenues	22,632	—	22,632
Rental property real estate taxes	2,540	—	2,540
Rental property maintenance costs	1,620	—	1,620
Other property operating costs	7,298	—	7,298
Provision for doubtful accounts	162	—	162
Provisions for impairment	252	—	252
Depreciation and amortization	4,352	—	4,352
Interest income	(105)	—	(105)
Interest expense	4,532	—	4,532
Total expenses	20,651	—	20,651
Operating Assets EBT	1,981	—	1,981

Strategic Developments
Minimum rents	271	—	271
Tenant recoveries	99	—	99
Condominium unit sales	—	—	—
Other rental and property revenues	(7)	—	(7)
Total revenues	363	—	363
Condominium unit cost of sales	—	—	—
Real estate taxes	184	—	184
Rental property maintenance costs	176	—	176
Other property operating costs	1,039	—	1,039
Provision for doubtful accounts	(61)	—	(61)
Provisions for impairment	26	—	26
Depreciation and amortization	26	—	26
Interest expense	7	—	7
Total expenses	1,397	—	1,397
Strategic Developments EBT	(1,034)	—	(1,034)

Real estate property EBT	$243	$1,655	$1,898

* Negative interest expense relates to interest costs of debt at our Operating Assets Segment which are allocated to the MPC segment assets eligible for interest capitalization.

The following reconciles EBT to GAAP-basis income (loss) from continuing operations:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Reconciliation of EBT to GAAP-basis loss from continuing operations

Real estate property EBT:
Segment basis	$19,508	$1,898
Real Estate Affiliates	(5,774)	(1,655)
Consolidated properties	13,734	243
General and administrative	(5,232)	(4,135)
Warrant liability expense	(126,045)	—
Benefit from (provision for) income taxes	(2,457)	(1,486)
Income from Real Estate Affiliates	5,513	1,492
Reorganization costs	—	(16,595)
Loss from continuing operations	$(114,487)	$(20,481)

The following reconciles segment revenue to GAAP-basis consolidated and combined revenues:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Reconciliation of segment basis revenues to GAAP revenues

Master Planned Communities - Total segment	$44,864	$24,507
Operating Assets - Total segment	26,283	22,632
Strategic Developments - Total segment	5,053	363
Total segment revenues	76,200	47,502
Less The Woodlands Partnerships revenues, at our ownership share	(19,205)	(18,712)
Operating Assets Real Estate Affiliates revenues	(3,894)	—
Total revenues - GAAP basis	$53,101	$28,790

The assets by segment and the reconciliation of total segment assets to the total assets in the consolidated balance sheets at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Assets by segment

Master Planned Communities	$1,938,389	$1,823,399
Operating Assets	587,334	718,330
Strategic Developments	213,494	215,037
Total segment assets	2,739,217	2,756,766
Corporate and other	596,663	601,902
Less Real Estate Affiliates	(309,333)	(335,961)
Total assets	$3,026,547	$3,022,707

ITEM 2                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to numbered Notes are to specific footnotes to our Condensed Consolidated and Combined Financial Statements included in this Quarterly Report and which descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Condensed Consolidated and Combined Financial Statements and related Notes. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes or in our Annual Report.

Forward-looking information

We may make forward-looking statements in this Quarterly Report and in other reports that we file with the SEC. In addition, our management may make forward-looking statements orally to analysts, investors, creditors, the media and others.

Forward-looking statements include:

•                  Projections of our revenues, net operating income, earnings per share, EBT, capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items;

•                  Forecasts of our future economic performance; and

•                  Descriptions of assumptions underlying or relating to any of the foregoing.

In this Quarterly Report, for example, we make forward-looking statements discussing our expectations about:

•                  Capital required for our operations and development opportunities for the properties in our Strategic Developments segment;

•                  Expected performance of our Master Planned Communities segment and other current income producing properties; and

•                  Future liquidity, development opportunities, development spending and management plans.

Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “would,” or similar expressions.  Forward-looking statements should not be unduly relied upon.  They give our expectations about the future and are not guarantees.  Forward-looking statements speak only as of the date they are made and we might not update them to reflect changes that occur after the date they are made.

There are several factors, many beyond our control, which could cause results to differ materially from our expectations.  Some of these factors are described in our Form 10-K, which factors are incorporated herein by reference.  Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition.  There are also other factors that we have not described in this Quarterly Report or in our Form 10-K that could cause results to differ from our expectations. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q.  Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

We are a real estate company created to specialize in the development of master planned communities, the redevelopment or repositioning of real estate assets currently generating revenues, also called operating assets, and other strategic real estate opportunities in the form of entitled and unentitled land and other development rights.  Our assets are located across the United States and our goal is to create sustainable, long-term growth and value for our stockholders. We expect the competitive position and desirable location of certain of our assets (which collectively comprise millions of square feet and thousands of acres of developable land), combined with their operations and long-term opportunity through entitlements, land and home site sales and project developments, to drive our income and growth. We are focused on maximizing value from our assets and our board of directors and management team continues to develop and refine business plans to achieve that goal.

Many of our assets will require re-positioning to maximize their value.  In addition, we expect to pursue development opportunities for a number of our assets that were previously postponed due to lack of liquidity resulting from deteriorating economic conditions, the credit market collapse and the bankruptcy filing of our predecessors, and to develop plans for other assets for which no plans had been developed.  We are in the process of assessing the opportunities for these assets, which currently are in various stages of completion, to determine how to finance their completion and how to maximize their long-term value potential, which may include entering into joint venture arrangements.

We operate our business in three segments:  Master Planned Communities, Operating Assets and Strategic Developments.  Unlike most real estate companies which are limited in their activities because they have elected to be taxed as a real estate investment trust, we have no restrictions on our operating activities or types of services that we can offer, which we believe provides the most flexibility for maximizing the value of our real estate portfolio.

Basis of Presentation

We were formed in July 2010 for the purpose of holding certain assets and assuming certain liabilities of the Predecessors pursuant to the Plan as discussed in Note 1. Following the Separation, we have operated our business as a stand-alone real estate development company and the financial information for the three months ended March 31, 2011 reflects the consolidated results of the HHC Businesses represented by the spin-off. The financial information for the three months ended March 31, 2010 included in this Quarterly Report was carved-out from the financial information of GGP, has been presented on a combined basis because the entities presented were under common control and ownership, and only property management and other costs and property specific overhead items, as discussed below, have been allocated or reflected in the accompanying combined financial statements.

The historical combined financial position, results of operations or cash flows for the three months ended March 31, 2010 included in this Quarterly Report do not necessarily reflect the financial condition or results that we would have achieved as a separate, publicly-traded company during the period presented or those that we will achieve in the future. Accordingly, our consolidated operations after our spin-off are not comparable to the operations of our assets, presented on a carve-out basis, prior to our spin-off or in previous years.  In addition, our operations were significantly impacted by transactions that related to the spin-off and other events integral to GGP’s emergence from bankruptcy pursuant to the Plan (Note 1).  Finally, our businesses were operated prior to spin-off through subsidiaries of GGP, which operated as a real estate investment trust (“REIT”).  We operate as a taxable corporation, except for our investment in Victoria Ward, Limited, which is treated as a REIT.

We have presented the following discussion of our results of operations on a segment basis under the proportionate share method. Under the proportionate share method, our share of the revenues and expenses of the properties owned by our Real Estate Affiliates are aggregated with the revenues and expenses of our consolidated properties.   See Note 10 for additional information including reconciliations of our segment basis results to GAAP basis results.

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

EBT is defined as net income (loss) from continuing operations as adjusted for: (1) reorganization items (2) income tax provision (benefit); (3) warrant liability expense; and (4) general and administrative costs. The net income (loss) from our Real Estate Affiliates, at our proportionate share, is similarly adjusted for items (1) through (4) immediately above. We present EBT because we use this measure, among others, internally to assess the core operating performance of our assets.  We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance. We believe that the inclusion of  certain adjustments to net income (loss) from continuing operations to calculate EBT is appropriate to provide additional information to investors because EBT therefore excludes certain non-recurring and non-cash items, including reorganization items related to the bankruptcy, which we believe are not indicative of our core operating performance.

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

•                  does not reflect limitations on, or costs related to, transferring earnings from our Real Estate Affiliates to us; and

•                  may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

Operating Assets Net Operating Income

The Company believes that Net Operating Income “NOI” is a useful supplemental measure of the performance of our Operating Assets.  We define NOI as property specific revenues (rental income, tenant recoveries and other income) less expenses (real estate taxes, repairs and maintenance, marketing and other property expenses) and excluding the operations of properties held for disposition.  NOI also excludes straight line rents, market lease amortization, impairments, depreciation and other amortization expense. Other real estate companies may use different methodologies for calculating NOI, and accordingly, the NOI of our Operating Assets may not be comparable to other real estate companies.

Because NOI excludes general and administrative expenses, interest expense, impairments, depreciation and amortization, gains and losses from property dispositions, allocations to non-controlling interests, reorganization items, provision for income taxes, discontinued operations and extraordinary items, the Company believes that it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in occupancy rates, rental rates, and operating costs.  This measure thereby provides an operating perspective not immediately apparent from GAAP continuing operations or net income attributable to common stockholders. The Company uses NOI to evaluate its operating performance on a property-by-property basis because NOI allows the Company to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on the Company’s operating results, gross margins and investment returns.

In addition, management believes that NOI provides useful information to the investment community about the performance of our Operating Assets.  However, due to the exclusions noted above, NOI should only be used as an alternative measure of the financial performance of such assets and not as an alternative to GAAP operating income (loss) or net income (loss) available to common stockholders. For reference, and as an aid in understanding management’s computation of NOI, a reconciliation of NOI to EBT has been presented in the Operating Assets segment discussion below and a reconciliation of EBT to consolidated operating income (loss) from continuing operations as computed in accordance with GAAP has been presented in Note 10.

Three Months Ended March 31, 2011 and 2010

Master Planned Communities Segment

MPC revenues vary between periods based on economic conditions and several factors such as location, development density and commercial or residential use, among others. Reported results may differ significantly from actual cash flows generated principally because cost of sales is based on our carrying value of land, a majority of which was acquired in prior periods and may also have also have been written down through impairment charges in such previous periods. Expenditures for improvements in the current period are capitalized and therefore would not be reflected in the income statement in the current year unless the related land was also sold.

MPC sales data is summarized as follows:

	Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
	Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
	($ in thousands)
Residential Land Sales
Columbia Townhomes	$939	$—	—	—	7	—	$2,864	$—	$134	$—

Bridgeland Single family - detached	3,721	2,870	13	11	63	52	286	264	59	55

Summerlin Single family - detached	14,076	—	35	—	196	—	408	—	72	—

Woodlands Single family - detached	17,251	19,348	54	61	217	264	320	309	79	71
Subtotal	35,987	22,218	102	72	483	316

Commercial Land Sales
Summerlin Not-for-profit	3,616	—	16	—	—	—	225	—	—	—

Woodlands Office and other	1,800	—	3	—	—	—	566	—	—	—
Retail	1,638	4,470	2	15	—	—	862	264	—	—
Subtotal	7,054	4,470	21	15
Total acreage sales revenue	43,041	26,688
Deferred revenue	(1,841)	345
Deferred revenue - Woodlands	—	(632)
Special Improvement District revenue	2,881	—
Venture partner’s share of The Woodlands Partnerships acreage sales	(9,827)	(11,314)
Total segment Land sales revenue	$34,254	$15,087

Land sales increased $19.2 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

In 2011, we sold 102 residential acres as compared to 72 acres in 2010.  The majority of the acres sold were from our Summerlin, Bridgeland and Woodlands communities. Variances in residential selling prices per lot and acre are principally caused by type of lots sold, its location and intended development density.  Additionally, we sold 21 commercial acres in the quarter ended March 31, 2011 as compared to 15 acres in the quarter ended March 31, 2010.  The change in price per acre and price per lot is largely attributable to selling of certain product types in different locations.

Percentage Change in Major Items of Revenues and Expenses

	Three Months Ended March 31,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
		(In thousands)
Master Planned Communities (*)
Land sales	$34,254	$15,087	$19,167	127.0%
Other land sale revenues	2,903	2,617	286	10.9
Other rental and property revenues	7,707	6,803	904	13.3
Total revenues	44,864	24,507	20,357	83.1
Cost of sales - land	21,468	7,704	13,764	178.7
Land sales operations	8,442	12,095	(3,653)	(30.2)
Rental property operations	6,623	5,521	1,102	20.0
Depreciation and amortization	1,154	1,100	54	4.9
Interest, net	(2,654)	(2,864)	210	7.3
Total expenses	35,033	23,556	11,477	48.7
MPC EBT	$9,831	$951	$8,880	933.8%

(*)  Our master planned communities segment includes revenues and expenses related to The Woodlands Partnerships, one of our Real Estate Affiliates (Note 1).  For a detailed breakdown of EBT, refer to Note 10.

As described above, land sales increased $19.2 million for the quarter ended March 31, 2011 as land sales in our Summerlin community increased $17.7 million. Approximately $8.8 million of the first quarter 2011 sales were to Richmond American Homes of Nevada, Inc. and PN II, Inc. d/b/a Pulte Homes of Nevada under sales agreements entered into on May 7, 2010 and June 23, 2010, respectively. Additionally, our Columbia and Bridgeland communities showed a combined increase of approximately $1.8 million. These increases were partially offset by an approximate $1.0 million reduction in sales, at our ownership share, at our Woodlands community.

Other rental and property revenues and related property operations increased for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to the increases in operational costs for certain of The Woodlands operating assets, of which a portion are recoverable from tenants.

The cost of land sales increase of $13.8 million for the quarter ended March 31, 2011 is directly related to the increase in land sales and the higher proportion of sales at Summerlin for the first quarter 2011compared to the first quarter of 2010. The Summerlin sales in 2011 had a lower margin than the combined Bridgeland and Woodlands sales in the first quarter 2010. The cost of land sales amount is based on our carrying values of the lots sold and varies by community based upon our historical purchase price of the land and improvements made, and to be made, by us, less any impairment charges previously recorded on the land.

Land sales operations decreased $3.7 million for the quarter ended March 31, 2011. The primary reason is a $2.9 million reduction in real estate tax expense in Summerlin as a result of a successful tax appeal, and lower costs resulting from our continued efforts to reduce corporate overhead.

In addition to EBT for the Master Planned Communities, management believes that certain members of the investment community measure the value of the assets in this segment based on a computation of their annual contribution to liquidity and capital available for investment. Accordingly, the following table showing MPC Net Contribution for 2011 and 2010 is presented. MPC Net Contribution is defined as MPC EBT, plus MPC cost of sales, provisions for impairment and depreciation and amortization, and reduced by MPC development and acquisitions expenditures. Current period expenditures primarily relate to land expected to be sold in future periods. The improvement in MPC Net Contribution during 2011 compared to 2010 is primarily attributable to increased land sales and the results of efforts to reduce operational costs. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance.

MPC Net Contribution

	Three Months Ended March 31,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
		(In thousands)
MPC EBT (*)	$9,831	$951	$8,880	933.8%
Plus:
Cost of sales - land	21,468	7,704	13,764	178.7
Depreciation and amortization	1,154	1,100	54	4.9
Less:
MPC land/residential development and acquisitions expenditures	(18,687)	(11,870)	6,817	57.4
MPC Net Contribution	$13,766	$(2,115)	$15,881	750.9%

(*)  Our master planned communities segment includes revenues and expenses related to The Woodlands Partnerships, one of our Real Estate Affiliates (Note 1).  For a detailed breakdown of EBT, refer to Note 10.

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

Operating Assets NOI and EBT

	Net Operating Income (NOI) Three Months Ended March 31,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands)
Operating Assets
Ward Centers	$5,587	$5,942	$(355)	(6.0)%
110 N. Wacker	1,530	1,530	—	0.0
South Street Seaport	567	891	(324)	(36.4)
Columbia Office Properties	721	718	3	0.4
Rio West Mall	372	553	(181)	(32.7)
Landmark Mall	333	384	(51)	(13.3)
Riverwalk Marketplace	164	(19)	183	963.2
Cottonwood Square	82	121	(39)	(32.2)
Park West	114	126	(12)	(9.5)
Other properties	4,017 (*)	346	3,671	1,061.0
Total Operating Assets NOI	13,487	10,592	2,895	27.3

Straight-line and market lease amortization rent	765	420	345	82.1
Provision for impairment	—	(252)	(252)	(100.0)
Depreciation and amortization	(3,063)	(4,352)	(1,289)	(29.6)
Interest, net	(1,179)	(4,427)	(3,248)	(73.4)
Operating Assets EBT	$10,010	$1,981	$8,029	405.3%

(*)    Includes $3.9 million distribution from Summerlin Hospital Medical Center.

The $2.9 million increase in NOI for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is primarily due to the $3.7 million increase in the NOI of Other properties. During the first quarter of 2011, we received a $3.9 million distribution from the Summerlin Hospital Medical Center relating to the years 2008, 2009 and 2010. We account for our investment in the Summerlin Hospital Medical Center using the cost method in which we record distributions as income in the period received (Note 3). In addition, Riverwalk Marketplace NOI increased $0.2 million primarily due to improved collections in 2011.

The Operating Assets NOI increases were partially offset by the following property NOI reductions: (i) a $0.4 million decrease in NOI at Ward Centers due to rent relief provided to certain tenants and increases in utility costs and additional staffing expenses at the property that are not recoverable from tenants; (ii) a $0.3 million decrease  in South Street Seaport’s NOI as a result of specialty leasing income declines from the prior year and a tenant utility adjustment made in first quarter 2010 which did not recur in 2011 and; (iii) an occupancy-related decrease in NOI of $0.2 million at Rio West Mall. South Street Seaport NOI is normally seasonal, with the first quarter NOI typically lower than other quarters in the year due to weather conditions in the Northeast.

Percentage Change in Major Items of Revenues and Expenses

	Three Months Ended March 31,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands)
Operating Assets (*)
Minimum rents	$16,113	$16,265	$(152)	(0.9)%
Other rental and property revenues	10,170	6,367	3,803	59.7
Total revenues	26,283	22,632	3,651	16.1
Rental property real estate taxes	2,434	2,540	(106)	(4.2)
Rental property maintenance costs	1,316	1,620	(304)	(18.8)
Other property operating costs	8,118	7,298	820	11.2
Provision for doubtful accounts	163	162	1	0.6
Provision for impairment	—	252	(252)	(100.0)
Depreciation and amortization	3,063	4,352	(1,289)	(29.6)
Interest, net	1,179	4,427	(3,248)	(73.4)
Total expenses	16,273	20,651	(4,378)	(21.2)
Operating Assets EBT	$10,010	$1,981	$8,029	405.3%

(*) For a detailed breakdown of our Operating Assets segment EBT, refer to Note 10.

Significant variances in major items of revenues and expenses in EBT not explained in the NOI items described immediately above are detailed below.

The $1.3 million decrease in depreciation and amortization for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily due to reduced carrying values for Landmark Mall and Riverwalk Marketplace as a result of fourth quarter 2010 impairment provisions recognized.

Interest, net decreased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily as a result of a principal pay down at 110 N. Wacker due to such HHC Debtor emerging from bankruptcy in late 2010.

Strategic Developments

Percentage Change in Major Items of Revenues and Expenses

	Three Months Ended March 31,		$ Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
	(In thousands)
Strategic Developments (*)
Minimum rents	$213	$271	$(58)	(21.4)%
Condominium unit sales	3,764	—	3,764	100.0
Other rental and property revenues	1,076	92	984	1069.6
Total revenues	5,053	363	4,690	1292.0
Condominium unit cost of sales	2,980	—	2,980	100.0
Rental and other property operations	2,348	1,338	1,010	75.5
Provisions for impairment	—	26	(26)	(100.0)
Depreciation and amortization	58	26	32	123.1
Interest, net	—	7	(7)	(100.0)
Total expenses	5,386	1,397	3,989	285.5
Strategic Developments EBT	$(333)	$(1,034)	$701	67.8%

(*) For a detailed breakdown of our Strategic Developments segment EBT, refer to Note 10.

The increases in condominium unit sales and cost of sales for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is primarily due to sales revenues and costs of sales, respectively, at our Nouvelle at Natick project due to the sale of 10 units in 2011. No condominium unit sales revenues were recognized in the three months ended March 31, 2010 as, pursuant to the Plan, only the unsold units at the Effective Date were distributed to us and therefore, no condominium sales revenues prior to the Effective Date were allocated to us.

The increase in other rental and property revenues and rental property and other property operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is primarily due to the sale of two ancillary parcels of land, aggregating approximately 4.6 acres, at the Kendall Town Center property and an increase in real estate taxes at our Elk Grove property.

Certain Significant Consolidated and Combined Revenues and Expenses

The following table contains certain significant revenues and expenses on a consolidated and combined basis.  Variances related to revenues and expenses included in NOI or EBT are explained within the segment variance discussion contained within this MD&A using the combined consolidated and proportionate share of our Real Estate Affiliates revenues and expenses associated with the related segment.  Significant variances for consolidated or combined revenues and expenses not explained in NOI or EBT are described below.

Certain Significant Consolidated and Combined Revenues and Expenses

	Three Months Ended March 31,		$ Increase	% Increase
(In thousands)	2011	2010	(Decrease)	(Decrease)
Minimum rents	$16,719	$17,031	$(312)	(1.8)%
Tenant recoveries	4,524	4,819	(295)	(6.1)
Master Planned Community land sales	23,392	3,215	20,177	627.6
Builder price participation	521	744	(223)	(30.0)
Condominium unit sales	3,764	—	3,764	n/a
Other land sale revenues	1,248	1,111	137	12.3
Other rental and property revenues	2,933	1,870	1,063	56.8
Master Planned Community cost of sales	(15,436)	(1,326)	14,110	1,064.1
Master Planned Community land sales operations	(5,628)	(8,491)	(2,863)	(33.7)
Condominium unit cost of sales	(2,980)	—	2,980	n/a
Rental property real estate taxes	(3,474)	(2,978)	496	16.7
Rental property maintenance costs	(1,559)	(1,844)	(285)	(15.5)
Other property operating costs	(9,592)	(8,472)	1,120	13.2
Provision for doubtful accounts	(11)	(101)	(90)	(89.1)
General and administrative	(5,232)	(4,135)	1,097	26.5
Provisions for impairment	—	(278)	(278)	(100.0)
Depreciation and amortization	(3,199)	(4,450)	(1,251)	(28.1)
Interest income	2,512	105	2,407	2,292.4
Interest expense	—	(712)	(712)	(100.0)
Warrant liability expense	(126,045)	—	126,045	n/a
Provision for income taxes	(2,457)	(1,486)	971	65.3
Income from Real Estate Affiliates	5,513	1,492	4,021	269.5
Reorganization items	—	(16,595)	(16,595)	(100.0)
Net loss	$(114,487)	$(20,481)	$(94,006)	(459.0)%

The decrease in depreciation and amortization for the three months ended March 31, 2011 primarily results from the decrease in the carrying amount of buildings and equipment due to the impairment charges recorded in 2010 as well as write-offs of tenant allowances and assets becoming fully amortized in 2010 and 2011.

The increase in the provision for income taxes for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily attributable to changes in estimated deferred tax elements, including valuation amounts, with respect to certain of our Master Planned Communities and Strategic Developments assets during the three months ended March 31, 2011.

Warrant liability expense in 2011 is due to the change in estimated value of the Sponsor and Management Warrants (Note 1) during the three months ending March 31, 2011. No such expense was recorded in the three months ended March 31, 2010 as such warrants were not issued until November 2010 and February 2011.

Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by the HHC Debtors as a result of the bankruptcy filings under Chapter 11. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, gains or losses resulting from activities of the reorganization process, including gains related to recording the mortgage debt at Fair value upon emergence from bankruptcy and interest earned on cash accumulated by the Debtors. Due to the consummation of the Plan in November 2010, no items were classified as reorganization items in 2011. See Note 1 — Reorganization items for additional detail.

Liquidity and Capital Resources

Our primary sources of cash for 2011 includes cash flow from land sales in our Master Planned Communities segment, cash generated from our operating assets, net proceeds from asset sales and first mortgage financings secured by our assets. We believe that these sources, when added to existing cash on hand, will provide sufficient liquidity to meet our existing contractual obligations and anticipated ordinary course operating expenses for at least the next twelve months.  The operating cash flows reflected in the periods presented in this Quarterly Report on Form 10-Q primarily were the result of land/residential development and acquisitions expenditures in our Master Planned Communities segment of $18.7 million and $11.9 million for the three months ended March 31, 2011 and 2010, respectively. The funds for these expenditures in 2010 came from GGP and are reflected in our combined statement of cash flows in change in GGP investment, net. Our primary uses of cash include working capital, overhead, debt repayment, property improvements and development costs. To pursue development and redevelopment opportunities in our Operating Assets and Strategic Developments segments, we will require significant additional capital.  We intend to raise this additional capital with a mix of construction, bridge and long-term financings and by entering into joint venture arrangements.

In March 2011, The Woodlands Partnerships refinanced certain of its debt by entering into a $270 million credit facility which matures in 2014 and a $36.1 million financing which matures in 2012. As of March 31, 2011, our consolidated debt was $314.9 million and our share of the debt of our Real Estate Affiliates aggregated $141.0 million.

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

Segment Basis Net Debt

		Master					Non-	Total
		Planned		Operating	Strategic	Segment	Segment	March 31,
Segment Basis (a)		Communities		Assets	Developments	Totals	Amounts	2011
				(In thousands)
Mortgages, notes and loans payable		$223,581	(b)	$227,284	$5,010	$455,875	$—	$455,875
Less:	Cash and cash equivalents	(41,507	)(c)	(38,345)	—	(79,852)	(225,000)	(304,852)
	Special Improvement District receivable	(44,892)		—	—	(44,892)	—	(44,892)
Net debt		$137,182		$188,939	$5,010	$331,131	$(225,000)	$106,131

(a)	Refer to Note 10 - Segments in the Notes to the Condensed Consolidated and Combined Financial Statements.
(b)	Includes our $141.0 million share of debt of our Real Estate Affiliates.
(c)	Includes our $24.4 million share of cash and cash equivalents of our Real Estate Affiliates.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was $4.7 million for the three months ended March 31, 2011 and $(19.7) million for the three months ended March 31, 2010.

Cash used for Land/residential development and acquisitions expenditures was $18.7 million for the three months ended March 31, 2011, an increase from $11.9 million for the three months ended March 31, 2010 as investment expenditures have begun to increase in response to lot sales activity increases.

Net operating cash provided by our Real Estate Affiliates was $3.9 million in 2011 primarily due to the $3.9 million distribution received in 2011 relating to our Summerlin Hospital Medical Center cost basis investment.

Net cash provided by (used in) certain assets and liabilities, including accounts and notes receivable, prepaid expense and other assets, deferred expenses, and accounts payable and accrued expenses and deferred tax liabilities totaled $(5.7) million in 2011 and $8.0 million in 2010.  Accounts payable and accrued expenses and deferred tax liabilities decreased $5.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $9.1 million for the three months ended March 31, 2011 and $9.4 million for the three months ended March 31, 2010.

Cash used for acquisition/development of real estate and property additions/improvements was $9.1 million for the three months ended March 31, 2011, a decrease from $9.3 million for the three months ended March 31, 2010 as development activity continues to be maintained at low levels.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2011 and $28.6 million for the three months ended March 31, 2010.

Principal payments on mortgages, notes and loan payable were $1.7 million for the three months ended March 31, 2011 and $1.5 million for the three months ended March 31, 2010.  In addition, in the first quarter of 2010, we received contributions from GGP of $30.1 million.

Seasonality

Neither our Master Planned Communities segment nor our Strategic Developments segment are subject to significant seasonal variations. With respect to our retail properties within our Operating Assets segment, although we have a year-long temporary leasing program, occupancies for short-term tenants and, therefore, rental income recognized, are higher during the second half of the year. In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts. Accordingly, overage rent thresholds are most commonly achieved in the fourth quarter. As a result, revenue production is generally highest in the fourth quarter of each year.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are disclosed in our 2010 Annual Report. There have been no significant changes in our critical accounting policies in 2011.

REIT Requirements

In order for Ward to remain qualified as a REIT for federal income tax purposes, Ward must distribute or pay tax on 100% of its capital gains and distribute at least 90% of our ordinary taxable income its stockholders, including us.  See Note 5 for more detail on Ward’s ability to remain qualified as a REIT.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements issued in the three months ended March 31, 2011 which impact or could impact the prior, current, or subsequent years.

ITEM 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the market risks described in our Annual Report.

ITEM 4           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)).  Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective.

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

ITEM 1A   RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5   OTHER INFORMATION

None

ITEM 6   EXHIBITS

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

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2011.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation.
(Registrant)

Date: May 10, 2011	by:	/s/ Andrew C. Richardson
Andrew C. Richardson
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2011.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.