Form 10-Q
period 2011-06-30
Howard Hughes Corp
filed 2011-08-09
CIK 1498828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from______________ to _______________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of Common Stock, $0.01 par value, outstanding on August 5, 2011 was 37,942,107.

THE HOWARD HUGHES CORPORATION
INDEX

PAGE
NUMBER
Part I FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2010	4
Condensed Consolidated and Combined Statements of Equity for the six months ended June 30, 2011 and 2010	5
Condensed Consolidated and Combined Statements of Cash Flows for the six months ended June 30, 2011 and 2010	6
Notes to Condensed Consolidated and Combined Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3: Quantitative and Qualitative Disclosures about Market Risk	49
Item 4: Controls and Procedures	50

50
Part II OTHER INFORMATION
Item 1: Legal Proceedings	50
Item 1A: Risk Factors	50
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3: Defaults Upon Senior Securities	50
Item 5: Other Information	50
Item 6: Exhibits	50
SIGNATURE	51
EXHIBIT INDEX	52
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
	(In thousands, except share amounts)
Assets:
Investment in real estate:
Master Planned Community assets	$1,348,138	$1,350,648
Land	180,976	180,976
Buildings and equipment	344,636	343,006
Less accumulated depreciation	(88,894)	(83,390)
Developments in progress	292,550	293,403

Net property and equipment	2,077,406	2,084,643
Investment in Real Estate Affiliates	153,133	149,543

Net investment in real estate	2,230,539	2,234,186
Cash and cash equivalents	275,956	284,682
Accounts receivable, net	7,039	8,154
Notes receivable	37,405	38,954
Tax indemnity receivable, including interest	327,444	323,525
Deferred expenses, net	5,903	6,619
Prepaid expenses and other assets	141,145	126,587

Total assets	$3,025,431	$3,022,707

Liabilities:
Mortgages, notes and loans payable	$306,668	$318,660
Deferred tax liabilities	79,267	78,680
Warrant liabilities	298,483	227,348
Uncertain tax position liability	144,255	140,076
Accounts payable and accrued expenses	65,839	78,836

Total liabilities	894,512	843,600

Commitments and Contingencies

Equity:
Stockholders’ Equity:
Common stock: $.01 par value; 100,000,000 shares authorized, 37,942,107 shares issued and outstanding as of June 30, 2011 and 37,904,506 shares issued and outstanding as of December 31, 2010	379	379
Additional paid-in capital	2,709,281	2,708,036
Accumulated deficit	(577,047)	(528,505)
Accumulated other comprehensive loss	(2,503)	(1,627)

Total stockholders’ equity	2,130,110	2,178,283
Noncontrolling interests	809	824

Total equity	2,130,919	2,179,107

Total liabilities and equity	$3,025,431	$3,022,707

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Consolidated)	(Combined)	(Consolidated)	(Combined)
	(In thousands, except per share amounts)
Revenues:
Master Planned Community land sales	$18,148	$4,174	$41,540	$7,388
Builder price participation	597	1,451	1,118	2,195
Minimum rents	16,976	16,969	33,695	34,000
Tenant recoveries	4,615	4,433	9,139	9,252
Condominium unit sales	6,660	—	10,424	—
Other land sale revenues	2,248	1,412	3,496	2,524
Other rental and property revenues	1,579	2,190	4,512	4,060

Total revenues	50,823	30,629	103,924	59,419

Operating Expenses:
Master Planned Community cost of sales	9,438	1,924	24,874	3,250
Master Planned Community land sales operations	4,585	8,856	10,213	17,347
Rental property real estate taxes	2,952	4,051	6,426	7,029
Rental property maintenance costs	1,566	1,439	3,125	3,283
Condominium unit cost of sales	5,272	—	8,252	—
Property operating costs	9,473	9,729	19,065	18,201
Provision for doubtful accounts	304	256	315	357
General and administrative	8,359	4,861	13,591	8,996
Provisions for impairment	—	208	—	486
Depreciation and amortization	3,185	3,975	6,384	8,425

Total operating expenses	45,134	35,299	92,245	67,374

Operating income (loss)	5,689	(4,670)	11,679	(7,955)

Interest income	2,244	—	4,756	59
Interest expense	—	(541)	—	(1,207)
Warrant liability gain (loss)	56,910	—	(69,135)	—

Income (loss) before income taxes, income from Real Estate Affiliates, reorganization items and noncontrolling interests	64,843	(5,211)	(52,700)	(9,103)
Provision for income taxes	(958)	(16,467)	(3,415)	(17,953)
Income from Real Estate Affiliates	2,108	3,680	7,621	5,172
Reorganization items	—	(10,019)	—	(26,614)

Income (loss) from continuing operations	65,993	(28,017)	(48,494)	(48,498)
Net income attributable to noncontrolling interests	(20)	(25)	(48)	(73)

Net income (loss) attributable to common stockholders	$65,973	$(28,042)	$(48,542)	$(48,571)

Basic Income (Loss) Per Share:	$1.74	$(0.74)	$(1.28)	$(1.29)
Diluted Income (Loss) Per Share:	$0.22	$(0.74)	$(1.28)	$(1.29)

Comprehensive Income (Loss), Net:
Net income (loss)	$65,993	$(28,017)	$(48,494)	$(48,498)
Other comprehensive income (loss):
Interest rate swap	(748)	—	(748)	—
Pension adjustment	(63)	(311)	(128)	99

Other comprehensive income (loss)	(811)	(311)	(876)	99

Comprehensive income (loss)	65,182	(28,328)	(49,370)	(48,399)
Comprehensive loss attributable to noncontrolling interests	(20)	(25)	(48)	(73)

Comprehensive income (loss) attributable to common stockholders	$65,162	$(28,353)	$(49,418)	$(48,472)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(UNAUDITED)

					Accumulated	Noncontrolling
		Additional			Other	Interests in
	Common	Paid-In	Accumulated	GGP	Comprehensive	Consolidated	Total
(In thousands, except share amounts)	Stock	Capital	Deficit	Equity	Income (Loss)	Ventures	Equity
Balance, January 1, 2010	$—	$—	$—	$1,504,364	$(1,744)	$900	$1,503,520
Net income (loss)	—	—	—	(48,571)	—	73	(48,498)
Distributions to noncontrolling interests	—	—	—	—	—	(138)	(138)
Other comprehensive income	—	—	—	—	99	—	99
Contributions from GGP, net	—	—	—	65,655	—	—	65,655

Balance, June 30, 2010	$—	$—	$—	$1,521,448	$(1,645)	$835	$1,520,638

Balance, January 1, 2011	$379	$2,708,036	$(528,505)	$—	$(1,627)	$824	$2,179,107
Net income (loss)	—	—	(48,542)	—	—	48	(48,494)
Distributions to noncontrolling interests	—	—	—	—	—	(63)	(63)
Other comprehensive loss	—	—	—	—	(876)	—	(876)
Restricted stock and stock option grants, (39,000 common shares)	—	1,245	—	—	—	—	1,245

Balance, June 30, 2011	$379	$2,709,281	$(577,047)	$—	$(2,503)	$809	$2,130,919

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(Consolidated)	(Combined)
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(48,494)	$(48,498)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from Real Estate Affiliates	(7,621)	(5,172)
Dividends received from Real Estate Affiliates	4,074	—
Provision for doubtful accounts	315	357
Depreciation	5,435	7,356
Amortization	949	1,069
Deferred financing costs	277	225
Amortization of intangibles other than in-place leases	45	101
Straight-line rent amortization	(758)	(615)
Warrant liability loss	69,135	—
Provisions for impairment	—	486
Land/residential development and acquisitions expenditures	(33,206)	(30,561)
Cost of sales	33,126	3,250
Special Improvement District bond transfers	(3,188)	—
Non-cash reorganization items	—	(570)
Net changes:
Accounts and notes receivable	2,512	6,465
Prepaid expenses and other assets	(3,803)	(7,191)
Deferred expenses	(492)	(926)
Accounts payable and accrued expenses and deferred tax liabilities	(234)	22,450
Other, net	(1,079)	612

Cash provided by (used in) operating activities	16,993	(51,162)

Cash Flows from Investing Activities:
Development of real estate and property additions/improvements	(18,565)	(37,110)
Increase in investments in Real Estate Affiliates	(42)	(8)

Cash used in investing activities	(18,607)	(37,118)

Cash Flows from Financing Activities:
Change in GGP investment, net	—	90,715
Proceeds from issuance of mortgages, notes and loans payable	29,000
Principal payments on mortgages, notes and loans payable	(38,049)	(2,519)
Proceeds from issuance of Management Warrant	2,000	—
Distributions to noncontrolling interests	(63)	(138)

Cash (used in) provided by financing activities	(7,112)	88,058

Net change in cash and cash equivalents	(8,726)	(222)
Cash and cash equivalents at beginning of period	284,682	3,204

Cash and cash equivalents at end of period	$275,956	$2,982

Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,410	$21,022
Interest capitalized	8,707	20,412
Reorganization items paid	—	1,231

Non-Cash Transactions:
Prepetition liabilities funded by GGP	2,714	—
Mortgage debt market rate adjustment related to emerged entities	—	876
Other non-cash GGP equity transactions	—	(25,024)
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED & COMBINED FINANCIAL STATEMENTS
NOTE 1 ORGANIZATION
The accompanying condensed consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the SEC. Such condensed consolidated and combined financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to the Company’s (as defined below) audited Consolidated and Combined Financial Statements for the year ended December 31, 2010 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2010 (Commission File No. 001-34856). Capitalized terms used, but not defined in this Quarterly Report have the same meanings as in the Annual Report.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim periods ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full fiscal year. In addition, certain amounts in the 2010 Combined Financial Statements have been reclassified to conform to the current period presentation. Finally, HHC management has evaluated all material events occurring subsequent to the date of the consolidated financial statements up to the date and time this Quarterly Report is filed.
General
The Howard Hughes Corporation (“HHC” or the “Company”) is a Delaware corporation that was formed on July 1, 2010 to hold, after receipt via a tax-free distribution, certain assets of General Growth Properties, Inc. (“GGP”) and certain of its subsidiaries (collectively, the “Predecessors”) pursuant to their plans of reorganization (the “Plan”) under Chapter 11 of the United States Code (“Chapter 11”). We are a real estate company that specializes in the development and operation of master planned communities, operating rental properties and other strategic real estate opportunities across the United States. Pursuant to the Plan, certain of the assets and liabilities of the Predecessors (the “HHC Businesses”) were transferred to us and our common stock was distributed to the holders of GGP’s common stock and common units (the “Separation”) on a pro-rata basis (approximately 32.5 million shares of our common stock) on GGP’s date of emergence from bankruptcy, November 9, 2010 (the “Effective Date”). Also as part of the Plan, approximately 5.25 million shares of our common stock and 8.0 million warrants were purchased by certain of the investors sponsoring the Plan for $250 million. Unless the context otherwise requires, references to “we,” “us” and “our” refer to HHC and its subsidiaries.
The accompanying consolidated balance sheets at June 30, 2011 and December 31, 2010 reflect the consolidation of HHC and its subsidiaries, as of such date, with all intercompany balances and transactions eliminated. The accompanying combined financial statements for the periods prior to the Separation have been prepared in accordance with GAAP on a carve-out basis from the consolidated financial statements of GGP using the historical results of operations and the bases of the assets and liabilities of the transferred businesses and including allocations from GGP. This presentation incorporates the same principles used when preparing consolidated financial statements, including elimination of intercompany transactions. The presentation also includes the accounts of the HHC Businesses in which we have a controlling interest. The noncontrolling equity holders’ share of the assets, liabilities and operations are reflected in noncontrolling interests within permanent equity of the Company. The statement of equity and statement of cash flows for the six months ended June 30, 2010 and the statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2010 are presented on a carve out basis. The statement of equity and statements of cash flows for the six months ended June 30, 2011 and the statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2011 are presented on a consolidated basis.
As discussed above, we were formed for the purpose of receiving, via a tax-free distribution, certain assets and assuming certain liabilities of the Predecessors pursuant to the Plan. We conducted no business and had no separate material assets or liabilities until the Separation was consummated. No previous historical financial statements for the HHC Businesses have been prepared and, accordingly, our combined financial statements for the three and six months ended June 30, 2010 are derived from the books and records of GGP and were carved-out from GGP at carrying values reflective of such historical cost in such GGP records. Our historical financial results reflect allocations for certain corporate expenses which include, but are not limited to, costs related to property management, human resources, security, payroll and benefits, legal, corporate communications, information services and restructuring and reorganizations. Costs of the services (approximately $2.9 million and $5.7 million, for the three and six months ended June 30, 2010, respectively) that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly the Company’s percentage of GGP’s adjusted revenue and assets and the number of properties. We believe these allocations are reasonable; however, these results do not reflect what our expenses would have been had the Company been operating as a separate, stand-alone public company for such period. In addition, the HHC Businesses were operated as subsidiaries of GGP, which operated as a real estate investment trust during such period. We operate as a taxable corporation. The historical combined statement of equity and statement of cash flows presented for the six months ended June 30, 2010, and the statement of operations and comprehensive income (loss) presented for the three and six months ended June 30, 2010 therefore are not indicative of the results of operations, or cash flows that would have been obtained if we had been an independent, stand-alone entity during such period nor are they indicative of our future performance as an independent, stand-alone entity.
As of June 30, 2011, our assets consisted of the following:
•	four master planned communities (“MPC“s);
•	thirteen operating assets; and
•	seventeen strategic developments.
Our ownership interests in properties in which we own a majority or controlling interest are combined for the period from January 1, 2010 through June 30, 2010 and consolidated for the period from January 1, 2011 through June 30, 2011 under GAAP, with the non-controlling interests in such consolidated or combined ventures reflected as components of equity. Our interests in TWCPC Holdings, L.P., (“The Woodlands Commercial”), the Woodlands Operating Company, L.P. (“The Woodlands Operating”) and the Woodlands Land Development Company, L.P. (“The Woodlands MPC”, and together with The Woodlands Commercial and the Woodlands Operating, “The Woodlands Partnerships”), all located in Houston, Texas, and our interests in Westlake Retail Associates, Ltd (“Circle T Ranch”) and 170 Retail Associates Ltd (“Circle T Power Center”, and together with Circle T Ranch, “Circle T”), located in Dallas/Fort Worth, Texas, are held through joint venture entities in which we own non-controlling interests and are unconsolidated and accounted for on the equity method. (See Note 3 for a description of our acquisition of our venture partner’s share of The Woodlands Partnerships on July 1, 2011.) The Woodlands Partnerships, Circle T and certain cost method investments (for example, our interest in the Summerlin Hospital Medical Center) are collectively referred to in this report as our “Real Estate Affiliates.”
Investment in Real Estate
Real estate assets are stated at cost, including acquisition cost, less any provisions for impairments. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized. Real estate taxes and interest costs incurred during construction periods are also capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. As of June 30, 2011, we have approximately 14,000 remaining saleable acres within our master planned communities including The Woodlands.
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
With respect to the operating retail properties, tenant improvements, either paid directly or in the form of construction allowances paid to tenants, are capitalized and depreciated over the shorter of their economic lives or the lease term. Maintenance and repairs are charged to expense when incurred. Expenditures for significant improvements are capitalized.

Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Asset Type	Years
Buildings and improvements	40-45
Equipment, tenant improvements and fixtures	5-10
Impairment
Generally accepted accounting principles related to accounting for the impairment or disposal of long-lived assets require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset over its anticipated holding period are less than its carrying amount, the fair value of such assets should be estimated and an impairment provision should be recorded to write down the carrying amount of such asset to its estimated fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below market rate of return. We review our real estate assets as well as our investments in Real Estate Affiliates for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flow during our expected holding period. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, pricing, development costs, sales pace and capitalization rates, and estimated holding periods for the applicable assets. Although the estimated fair value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount is not expected to be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations. In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset or, for Master Planned Communities, is expensed as a cost of sales when the asset is sold. Assets that have been impaired will in the future have lower depreciation and cost of sale expenses, but the impairment will have no impact on cash flow.
No impairment provisions were recorded in the three and six months ended June 30, 2011 and approximately $0.2 million and $0.5 million, respectively, of impairment provisions, on predevelopment costs at certain of our Strategic Developments properties, were recorded in the three and six months ended June 30, 2010. As of June 30, 2011, no additional impairments were taken because we believe that the carrying amounts are recoverable. Despite this conclusion, additional impairment charges in the future could result if our plans regarding our assets change and/or economic conditions deteriorate. We can provide no assurance that material impairment charges with respect to Master Planned Community assets, Operating Assets, Strategic Developments, Real Estate Affiliates or Developments in progress will not occur in future periods. Accordingly, we will continue to monitor circumstances and events in future periods to determine whether additional impairments are warranted.
Investments in Real Estate Affiliates
We account for investments in joint ventures where we own a non-controlling participating interest using the equity method and, investments in joint ventures where we have virtually no influence on the joint venture’s operating and financial policies, on the cost method. Under the equity method, the cost of our investment is adjusted for our share of the equity in earnings (losses) of such Real Estate Affiliates from the date of acquisition and reduced by distributions received. Generally, the operating agreements with respect to our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages. We generally also share in the profit and losses, cash flows and other matters relating to our Real Estate Affiliates in accordance with our respective ownership percentages. Differences between the carrying amount of our investment in the Real Estate Affiliates and our share of the underlying equity of such Real Estate Affiliates, arising for example, from acquisition accounting or impairment provisions, are amortized over the related lives ranging from 5 to 45 years. For cost method investments, we recognize earnings when dividends are received from such investments, and along with equity method earnings, is included in Income from Real Estate Affiliates in our consolidated and combined statements of operations and comprehensive income (loss).

Warrants
As described above, on the Effective Date, we issued warrants to purchase 8.0 million shares of our common stock to certain of the sponsors of the Plan (the “Sponsors Warrants”) with an estimated initial value of approximately $69.5 million. The warrants have an initial exercise price of $50.00 per share and will be subject to adjustment for future stock dividends, splits or reverse splits of our common stock or certain other events. Approximately 6.1 million warrants are immediately exercisable and approximately 1.9 million warrants are exercisable upon 90 days prior notice for the first 6.5 years after issuance and exercisable without notice any time thereafter. Sponsors Warrants expire on November 9, 2017.
In addition, in 2010 and 2011, the Company entered into certain warrant agreements with David R. Weinreb, our Chief Executive Officer, Grant Herlitz, our President, and Andrew C. Richardson, our Chief Financial Officer (the “Management Warrants”), in each case prior to his appointment to such position. Warrants for an aggregate of 2,862,687 shares were issued pursuant to such agreements in exchange for approximately $19.0 million from such executives at the commencement of their respective employment, which was deemed to be the fair value of such warrants. Mr. Weinreb and Mr. Herlitz’s warrants have exercise prices of $42.23 per share and Mr. Richardson’s warrant has an exercise price of $54.50 per share. Generally, the Management Warrants become exercisable in November 2016 and expire by February 2018.
The aggregate estimated $298.5 million and $227.3 million fair values of the Sponsors Warrants and Management Warrants as of June 30, 2011 and December 31, 2010, respectively, have been recorded as a liability because the holders of the warrants could require HHC to settle such warrants in cash upon a change of control. Such fair values were estimated using an option pricing model and level 3 inputs due to the unavailability of comparable market data. Changes in fair value of the Sponsors Warrants and the Management Warrants have been and will continue to be recognized in earnings and, accordingly, the warrant liability gains reflecting a decrease in value of approximately $56.9 million and the warrant liability losses reflecting an increase in value of $69.1 million, were recognized for the three and six months ended June 30, 2011, respectively.
Contingent Stock Agreement
In conjunction with GGP’s acquisition of The Rouse Company (“TRC”) in November 2004, GGP assumed TRC’s obligations under the Contingent Stock Agreement, (the “CSA”). TRC entered into the CSA in 1996 when it acquired The Hughes Corporation (“Hughes”). This acquisition included various assets, including Summerlin (the “CSA Assets”), a development in our Master Planned Communities segment. The CSA provided that the beneficiaries receive a share of the cash flow and income from the development or sale of the CSA assets and a final payment representing their share of the valuation of the CSA Assets as of December 31, 2009. The Plan provided that the final payment and settlement of all other claims under the CSA was an obligation of GGP and was $230 million (down from the $245 million estimate at December 31, 2009), and such amount was distributed by GGP after the Effective Date. Accordingly, during September 2010, we reduced our carrying value of the CSA assets, and the related GGP equity, by $15 million for this revised estimate.
Fair Value Measurements
The accounting principles for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:
•	Level 1 — defined as observable inputs such as quoted prices for identical assets or liabilities in active markets;
•	Level 2 — defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3 — defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
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

The Company is required to estimate the fair value of its long-lived assets, such as its real estate investments, that it determines are impaired. For the three and six months ended June 30, 2011, no real estate assets were considered impaired and therefore no real estate assets were measured at fair value in such period. Those assets which were impaired in 2010 were recorded at their estimated fair value in the period in which the impairment occurred.
The only liabilities presented at fair value and measured on a recurring basis at June 30, 2011 are the Sponsors Warrants and Management Warrants for which we recognized approximately $56.9 million of income and $69.1 million, of expense, respectively, in the three and six months ended June 30, 2011 for the changes in the recorded valuation of such warrants and a swap entered into in May 2011 with a recorded fair value of $0.7 million (Note 4). As of December 31, 2010, we did not have any derivative financial instruments and our investments in marketable securities were immaterial.
For the three and six months ended June 30, 2010, non-recurring fair value measurements included approximately $0.2 million and $0.5 million, respectively, of impairment provisions, representing the full write-off of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated. In addition, no debt was measured at fair value during the three and six months ended June 30, 2010 as no HHC Debtors emerged from bankruptcy during this time period.
Fair Value of Financial Instruments
The fair values of our financial instruments approximate their carrying amount in our financial statements except for debt. Management’s required estimates of fair value are presented below for our debt at June 30, 2011 and December 31, 2010. This fair value was estimated solely for financial statement reporting purposes and should not be used for any other purposes, including estimating the value of any of the Company’s securities. We estimated the fair value of this debt based on quoted market prices for publicly-traded debt, recent financing transactions (which may not be comparable), estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, the current London Interbank Offered Rate (“LIBOR”), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds, U.S. treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized available market information or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any of such debt could be realized by immediate settlement of the obligation.

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Fixed-rate debt	$154,949	$168,447	$191,037	$202,897
Variable-rate debt	93,902	94,378	65,518	65,629
SID bonds (*)	57,817	57,817	62,105	62,105

Total	$306,668	$320,642	$318,660	$330,631

(*)	Due to the uncertain repayment terms of special improvement district (SID) bonds, the carrying value has been used as an approximation of fair value.
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
Cost of land sales is determined as a specified percentage of land sales revenues recognized for each community development project. These cost ratios used are based on actual costs incurred and estimates of future development costs and sales revenues to completion of each project. The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans. Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. For certain parcels of land, however, the specific identification method is used to determine cost of sales including acquired parcels we do not intend to develop or for which development was complete at the date of acquisition.
Nouvelle at Natick is a 215 unit residential condominium project, located in Natick, Massachusetts. Pursuant to the Plan, only the unsold units at Nouvelle at Natick on the Effective Date were distributed to us and no deferred revenue or sales proceeds from unit closings prior to the Effective Date were allocated to us. As of June 30, 2011, 33 units were unsold at Nouvelle at Natick, of which eight were under contract for sale. Income related to unit sales subsequent to the Effective Date is accounted for on a unit-by-unit full accrual method.
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
Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $2.7 million and $2.0 million as of June 30, 2011 and December 31, 2010, respectively, are included in Accounts receivable, net in our consolidated balance sheets.
Income Taxes
Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. There are events or circumstances that could occur in the future that could limit the benefit of deferred tax assets, such as an inability to generate taxable income in the future or a change in ownership. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, is included in the current year deferred tax provision. In addition, we recognize and report interest and penalties, if necessary, related to uncertain tax positions within our provision for income tax expense.
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
Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and nonvested stock issued under stock-based compensation plans is computed using the “treasury stock” method. The dilutive effect of Sponsor Warrants and Management Warrants is computed using the if-converted method.
As defined and described in Note 6, certain HHC Replacement Options outstanding are required to be settled by GGP and therefore do not represent dilutive securities at any date presented. Of the HHC Replacement Options outstanding that are required to be settled by HHC, diluted EPS excludes options where the exercise price was higher than the average market price of our common stock and options for which vesting requirements were not satisfied. Such options totaled 2,522 shares as of June 30, 2011.
As discussed above, in connection with the Separation on November 9, 2010, GGP distributed to its stockholders 32.5 million shares of our common stock and approximately 5.25 million shares were purchased by certain investors sponsoring the Plan. This share amount is being used in the calculation of basic and diluted EPS for the three and six months ended June 30, 2010 as our common stock was not traded prior to November 9, 2010 and there were no dilutive securities in the prior periods.
Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In thousands, except per share amounts)
Basic EPS:
Numerator:
Net income (loss) attributable to common stockholders	$65,973	$(28,042)	$(48,542)	$(48,571)

Denominator:
Weighted average number of common shares outstanding — basic	37,897	37,716	37,897	37,716
Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$65,973	$(28,042)	$(48,542)	$(48,571)
Warrant liability gain	(56,910)	—	—	—

Adjusted net income available to common stockholders	$9,063	$(28,042)	$(48,542)	$(48,571)

Denominator:
Weighted average number of common shares outstanding — basic	37,897	37,716	37,897	37,716
Diluted effect:
Restricted stock	3	—	—	—
Warrants	2,970	—	—	—

Weighted average number of common shares outstanding — diluted	40,870	37,716	37,897	37,716

Anti-dilutive securities not included above	669		9,335

Basic Earnings (Loss) Per Share	$1.74	$(0.74)	$(1.28)	$(1.29)
Diluted Earnings (Loss) Per Share	$0.22	$(0.74)	$(1.28)	$(1.29)
Municipal Utility Districts
In Houston, Texas, certain development costs are reimbursable through the creation of Municipal Utility Districts (“MUD“s) and Water Control and Improvement Districts, which are separate political subdivisions authorized by Article 16, Section 59 of the Texas Constitution and governed by the Texas Commission on Environmental Quality (“TCEQ”). MUDs are formed to provide municipal water, waste water, drainage services, recreational facilities and roads to those areas where they are currently unavailable through the regular city services. Typically, the developer advances funds for the creation of the facilities, which must be designed, bid and constructed in accordance with the City of Houston’s and TCEQ requirements. The developer initiates the MUD process by filing the applications for the formation of the MUD, and once the applications have been approved, a board of directors is elected for the MUD and given the authority to issue ad valorem tax bonds and the authority to tax residents. The MUD board authorizes and approves all MUD development contracts and pay estimates. The Company estimates the costs it believes will be eligible for reimbursement and classifies them as MUD receivables. MUD bond sale proceeds are used to reimburse the developer for its construction costs, including interest. MUD taxes are used to pay the debt service on the bonds and the operating expenses of the MUD. The Company has not incurred any debt relating to the MUDs.
Reorganization and Other 2010 Bankruptcy-Related Items
As certain of the HHC Businesses had filed for bankruptcy protection in April 2009 (the “HHC Debtors”), these entities are required by GAAP to separately present as Reorganization items elements of expense or income that were incurred or realized as a result of the bankruptcy filings. These items include professional fees and similar types of expenses and gains and interest earned on cash accumulated by certain of our subsidiaries, all as a result of the bankruptcy. Reorganization items specific to the HHC Debtors have been allocated to us and have been reflected in our combined statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2010 and in the table presented below.
Reorganization items are as follows:

	Three Months Ended	Six Months Ended
Reorganization Items	June 30, 2010	June 30, 2010
(In thousands)
Gains on liabilities subject to compromise — vendors (a)	$(36)	$(282)
Losses on liabilities subject to compromise, net — mortgage debt (b)	365	365
Interest income (c)	(1)	(1)
U.S. Trustee fees	131	270
Restructuring costs (d)	9,560	26,262

Total reorganization items	$10,019	$26,614

(a)	This amount includes gains from repudiation, rejection or termination of contracts or guarantee of obligations. Such gains reflect agreements reached with certain critical vendors, which were authorized by the Bankruptcy Court, and for which payments on an installment basis began in July 2009.

(b)	Net losses include the Fair Value adjustments of mortgage debt relating to entities that emerged from bankruptcy.

(c)	Interest income primarily reflects amounts earned on cash accumulated as a result of our Chapter 11 cases.

(d)	Restructuring costs primarily include professional fees incurred related to the bankruptcy filings, our allocated share of the Key Employee Incentive Plan (KEIP) payment, finance costs incurred by debtors upon emergence from bankruptcy and any associated write-off of unamortized deferred finance costs related to emerged debtors.
Gains on liabilities subject to compromise — vendors represent the income effects of the settlement of certain liabilities of the HHC Debtors that were incurred prior to their bankruptcy filings in 2009. All liabilities incurred by the HHC Debtors prior to such bankruptcy filings were subject to compromise in 2010 as the amounts to be paid were subject to settlement, adjustment, or reinstatement as provided by Chapter 11. The amounts of the various categories of liabilities that were subject to compromise are set forth below and represented the then estimates of known or potential liabilities likely to be resolved in connection with the then planned 2010 emergence from bankruptcy of the HHC Debtors. As the plans of reorganization for the HHC Debtors ultimately approved subsequent to June 30, 2010 provided for, in general, full payment of allowed claims, substantially all recorded liabilities of the HHC Debtors that were subject to compromise at June 30, 2010 were settled, reinstated or retained by the Effective Date. In addition, GGP agreed that it would reimburse HHC up to $5.0 million for liability claims related to periods prior to the HHC Debtors’ bankruptcy filings, the majority of which has been paid as of June 30, 2011.

The amounts subject to compromise at June 30, 2010 consisted of the following items:

(In thousands)
Mortgages and secured notes	$132,849
Accounts payable and accrued liabilities	100,774

Total liabilities subject to compromise	$233,623

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
Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued a new standard which changes the requirements for presenting comprehensive income in the financial statements. The new standard eliminates the option to present other comprehensive income (OCI) in the statement of stockholders’ equity and instead requires net income, components of OCI, and total comprehensive income to be presented in one continuous statement or two separate but consecutive statements. The standard will be effective for us beginning with our first quarter 2012 reporting and will be applied retrospectively. HHC had elected to present OCI in one continuous statement in all its previous filings and accordingly, the effective date of this standard will not have an effect on our results of operating, financial position, or cash flows in our consolidated financial statements.
In May 2011, the FASB issued “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The standard revises guidance for fair value measurement and expands the disclosure requirements. It is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact that the adoption of this standard will have on our Consolidated Financial Statements.

NOTE 2 INTANGIBLE ASSETS AND LIABILITIES
The following table summarizes our intangible assets and liabilities:

		Accumulated	Net
	Gross Asset	(Amortization)	Carrying
(In thousands)	(Liability)	/ Accretion	Amount
As of June 30, 2011
Tenant leases:
In-place value	$11,738	$(10,385)	$1,353
Above-market	1,820	(1,814)	6
Below-market	—	—	—
Ground leases:
Above-market	(3,545)	874	(2,671)
Below-market	23,096	(2,247)	20,849

As of December 31, 2010
Tenant leases:
In-place value	$11,824	$(10,221)	$1,603
Above-market	1,820	(1,701)	119
Below-market	(77)	77	—
Ground leases:
Above-market	(3,545)	638	(2,907)
Below-market	23,096	(2,078)	21,018
The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our consolidated balance sheets. The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses in our consolidated balance sheets.
Amortization/accretion of these intangible assets and liabilities decreased our income (excluding the impact of noncontrolling interests and the provision for income taxes) by $0.1 million and $0.3 million, respectively, for the three and six months ended June 30, 2011 and by $0.2 million and $0.4 million, respectively, for the three and six months ended June 30, 2010
Future amortization of these intangible assets and liabilities is estimated to decrease net income (excluding the impact of noncontrolling interests and the provision for income taxes) by approximately $0.2 million for the remainder of 2011 and $0.3 million in 2012, $0.2 million in 2013, $0.1 million in 2014 and $18.7 million thereafter.
NOTE 3 REAL ESTATE AFFILIATES
As of June 30, 2011, we own noncontrolling investments in The Woodlands Partnerships and Circle T whereby, generally, we share in the profits and losses, cash flows and other matters relating to our investments in Real Estate Affiliates in accordance with our respective ownership percentages. As we have joint interest and joint control of these ventures with our venture partners, we account for these joint ventures using the equity method. For cost method investments (Note 1), we recognize earnings to the extent of dividends received from such investments, which are included, along with equity method earnings, in Income from Real Estate Affiliates in our consolidated and combined statements of operations and comprehensive income (loss). In March 2011, we received approximately $3.9 million in dividends from our Summerlin Hospital investment which is reported on the cost method.
As of June 30, 2011, approximately $296.5 million of indebtedness was secured by the properties owned by our Real Estate Affiliates, our share of which was approximately $126.0 million.

On July 1, 2011, HHC completed the acquisition of its venture partner’s 57.5% legal interest, which equates to a 47.5% economic interest based on the joint venture agreement, in The Woodlands Partnerships for $117.5 million. The purchase consideration consisted of $20.0 million in cash paid at closing and a $97.5 million non-interest bearing promissory note due December 1, 2011. Upon completion of the acquisition, The Woodlands Partnerships became a wholly-owned subsidiary of HHC. This business combination did not represent a significant acquisition of assets under the SEC rules. However, the acquisition will require that we apply in our future reports the acquisition method of accounting and record, on a consolidated basis, the assets and liabilities of The Woodlands Partnerships at fair value on the date of acquisition.
Condensed Combined Financial Information of Certain Real Estate Affiliates
The Woodlands Partnerships and Circle T are accounted for on the equity method. The three and six months ended June 30, 2010 revenues and expenses and net income attributable to joint ventures in the table below have been restated to correct the prior presentation to reflect certain eliminations not previously reported. The restatement has no effect on our previously reported Income from Real Estate Affiliates. The following summarized financial information as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010, is presented below:

	June 30,	December 31,
Condensed Combined Balance Sheets - Certain Real Estate Affiliates	2011	2010
	(In thousands)
Assets:
Land	$31,077	$31,077
Building and equipment	242,430	241,436
Less accumulated depreciation	(85,081)	(81,218)
Developments in progress	28,725	25,431

Net property and equipment	217,151	216,726
Land held for development and sale	226,777	237,117

Net investment in real estate	443,928	453,843
Cash and cash equivalents	25,493	99,769
Accounts and notes receivable, net	44,782	45,863
Deferred expenses, net	5,094	895
Prepaid expenses and other assets	39,377	41,663

Total assets	$558,674	$642,033

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$296,515	$372,222
Accounts payable, accrued expenses and other liabilities	109,403	122,877
Owners’ equity	152,756	146,934

Total liabilities and owners’ equity	$558,674	$642,033

Investment in Real Estate Affiliates, Net
Owners’ equity	$152,756	$146,934
Less joint venture partners’ equity	(73,009)	(70,243)
Basis differences, loans and cost basis investments	73,386	72,852

Investment in Real Estate Affiliates	$153,133	$149,543

The Woodlands Partnerships had total assets, total debt and owner’s equity of $540.7 million, $296.5 million and $107.3 million, respectively, as of June 30, 2011. On December 31, 2010, such amounts were $616.9 million, $372.2 million and $101.1 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Revenue:
Land sales	$25,907	$26,085	$47,880	$49,471
Tenant rents	4,207	3,620	6,048	4,541
Other	13,799	10,651	26,569	21,987

Total revenues	43,913	40,356	80,497	75,999

Expenses:
Cost of sales — land	12,442	14,057	23,932	26,206
Land sales operations	8,887	5,282	14,206	11,438
Real estate taxes	485	496	984	986
Property maintenance costs	568	383	1,037	468
Property operating costs	9,810	9,896	20,969	20,354
Depreciation and amortization	1,899	1,711	3,829	3,676

Total operating expenses	34,091	31,825	64,957	63,128

Operating income	9,822	8,531	15,540	12,871

Other income	639	570	1,084	1,339
Interest expense	(4,918)	(5,219)	(8,927)	(8,121)
Provision for income taxes	(970)	(827)	(1,467)	(1,137)

Net income attributable to joint ventures	$4,573	$3,055	$6,230	$4,952

Income from Real Estate Affiliates:
Net income attributable to joint ventures	$4,573	$3,055	$6,230	$4,952
Joint venture partners’ share of income	(2,172)	(1,451)	(2,959)	(2,352)
Amortization of capital or basis differences, and distributions from cost method investments	(293)	2,076	4,350	2,572

Income from Real Estate Affiliates	$2,108	$3,680	$7,621	$5,172

Income from Real Estate Affiliates — By Affiliate:
The Woodlands	$2,108	$3,680	$3,727	$5,172
Circle T	—	—	—	—
Summerlin Hospital Medical Center	—	—	3,894	—

	$2,108	$3,680	$7,621	$5,172

NOTE 4 MORTGAGES, NOTES AND LOANS PAYABLE
Mortgages, notes and loans payable are summarized as follows:

	June 30,	December 31,
(In thousands)	2011	2010
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$154,949	$191,037
Special Improvement District bonds	57,817	62,105
Variable-rate debt:
Collateralized mortgages, notes and loans payable	93,902	65,518

Total mortgages, notes and loans payable	$306,668	$318,660

The following table presents our mortgages, notes, and loans payable by property:

	As of June 30, 2011
			Carrying	Interest
Property (In thousands)	Principal	Discount	Value	Rate		Maturity
Mortgages, notes and loans payable Ward Centers
Ward Gateway — Industrial — Village	$86,823	$(6,612)	$80,211	5.61%		October 2016
Ward Entertainment Center — Ward Centre	55,584	(2,411)	53,173	4.33%		January 2014
Ward Village Shops	377	—	377	5.35%		June 2025
Ward Warehouse — Ward Plaza	67,302	(2,400)	64,902	2.69	% (a)	October 2016

111 N. Wacker	29,000	—	29,000	5.21	% (b)	November 2019

Bridgeland
Note #1	2,249	(180)	2,069	6.50%		June 2033
Note #2	3,394	—	3,394	6.50%		December 2017
Note #3	15,452	—	15,452	6.50%		May 2026
Note #4	273	—	273	6.50%		December 2021

Total Mortgages, notes and loans payable	260,454	(11,603)	248,851

Special Improvement District bonds
Summerlin West — S808	1,053	—	1,053	7.75%		April 2021
Summerlin West — S809	1,518	—	1,518	6.65%		April 2023
Summerlin West — S810	23,048	—	23,048	7.13%		April 2031
Summerlin South — S108	1,426	—	1,426	5.95%		December 2016
Summerlin South — S124	438	—	438	5.95%		December 2019
Summerlin South — S128	898	—	898	7.30%		December 2020
Summerlin South — S128C	6,060	—	6,060	6.05%		December 2030
Summerlin South — S132	4,124	—	4,124	7.88%		December 2020
Summerlin South — S151	14,243	—	14,243	6.00%		June 2025
The Shops @ Summerlin Centre — S108	943	—	943	5.95%		December 2016
The Shops @ Summerlin Centre — S128	4,066	—	4,066	6.05%		December 2030

Total Special Improvement District bonds	57,817	—	57,817

	$318,271	$(11,603)	$306,668

(a)	Based on LIBOR of 0.1872% at June 30, 2011 plus the specified spread in the loan.

(b)	Based on the May 10, 2011 cash flow hedge described below.
The weighted average interest rate on our mortgages, notes and loans payable, inclusive of interest rate hedges, was 4.99% and 5.14% as of June 30, 2011 and December 31, 2010, respectively.
Collateralized Mortgages, Notes and Loans Payable
As of June 30, 2011, we had $248.9 million of collateralized mortgages, notes and loans payable. All of the debt is non-recourse and is secured by the individual properties as listed in the table above, except for a $7.0 million recourse guarantee associated with the 110 N. Wacker mortgage, which is more fully discussed below. The Bridgeland MPC loan is secured by approximately 7,615 acres of land within the Bridgelands MPC. In addition, certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Such provisions are not expected to materially impact our operations in 2011. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.
On May 10, 2011, the Company closed a $29.0 million first mortgage financing secured by its office building located at 110 N. Wacker Drive in Chicago, Illinois and bearing interest at LIBOR plus 2.25%. The loan matures on October 31, 2019 and its term is coterminous with the expiration of the first term of the existing tenant’s lease (Note 9). The loan has an interest-only period through April 2015 and, thereafter, amortizes ratably to $12.0 million through maturity. The proceeds from the financing were used to repay the existing $28.2 million mortgage and to pay closing costs and other expenses. The Company provided a $7.0 million repayment guarantee for the loan, which is reduced on a dollar for dollar basis during the amortization period.
In order to limit the Company’s exposure to interest rate fluctuations related to the variable rate debt disclosed above, the Company entered into an interest rate swap. This interest rate swap was designated as a cash flow hedge and fixed the interest rate at 5.21% per annum. The effective portion of the swap’s gains or losses due to changes in fair value are initially recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings when the interest payments are remitted. The gross notional amount of the swap is $29.0 million and matures on October 31, 2019. The fixed pay rate is 2.96% and the variable receive rate is based on the monthly LIBOR rate. The fair value of the swap was estimated using Level 2 measurements based on the hedged variable cash flows and forward yield curves relating to the variable interest rates on which the cash flows are based. At June 30, 2011, the swap liability was $0.7 million and is recorded in accounts payable and accrued expenses. The swap was determined to be highly effective and as a result the impact to earnings for the three and six months ended June 30, 2011 due to ineffectiveness was immaterial.
Special Improvement District Bonds
The Summerlin master planned community uses Special Improvement District bonds to finance certain common infrastructure. These bonds are issued by the municipalities and, although unrated, are secured by the assessments on the land and approximately 1,971 acres of land within the Summerlin MPC. The majority of proceeds from each bond issued is held in a construction escrow and dispersed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the cash raised but not yet spent related to the Special Improvement District bonds has been classified as a receivable within Prepaid and other assets. We pay the debt service on the bonds semi-annually, but typically receive reimbursement of all principal amortization paid by us from certain purchasers of our land; therefore, the Special Improvement District receivable (included in Prepaid expenses and other assets) and Special Improvement District bonds (included in Mortgages, notes and loans payable) largely offset (Note 7). In addition, as the Summerlin master planned community sells land, the purchasers assume a proportionate share of the bond obligation.
Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of $33.5 million as of June 30, 2011 and $38.7 million as of December 31, 2010. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
NOTE 5 INCOME TAXES
We are taxed as a C Corporation. One of our consolidated entities, Victoria Ward, Limited. (“Ward”, substantially all of which is owned by us) elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year beginning January 1, 2002. To qualify as a REIT, Ward must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of its ordinary taxable income and to distribute to stockholders or pay tax on 100% of capital gains and to meet certain asset and income tests. Ward was in compliance with the REIT requirements for 2010 and we intend to operate Ward as a REIT in all periods subsequent to the Effective Date.
Warrant liability gain or loss as calculated for GAAP purposes reflects the change in the estimated Warrant Liability based on an option pricing model and is not deductible for tax purposes. Changes in the Company’s stock price can materially change the estimated liability from quarter to quarter. For financial reporting purposes, the tax effect of the warrant liability gain or loss will be treated as a discrete item within the provision for income taxes due to the volatility of the change in estimated liability from quarter to quarter.
Unrecognized tax benefits recorded pursuant to uncertain tax positions were $120.1 million as of June 30, 2011 and December 31, 2010, excluding interest, of which none would impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $24.2 million as of June 30, 2011 and $20.0 million as of December 31, 2010. We recognized an increase of interest expense related to the unrecognized tax benefits of $2.0 million and $4.2 million, respectively, for the three and six months ended June 30, 2011. Based on the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, management does not believe that the unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially increase or decrease during the next twelve months. As described in the Annual Report, pursuant to the Tax Matters Agreement, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the “Tax Indemnity Cap”), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010, in an amount up to $303.8 million, plus interest and penalties related to these amounts so long as GGP controls the action in the Tax Court related to the dispute with the IRS. The unrecognized tax benefits and related accrued interest recorded through June 30, 2011 are primarily related to the taxes that are the subject of the Tax Indemnity Cap.

NOTE 6 STOCK-BASED PLANS
Incentive Stock Plans
On November 9, 2010, HHC adopted The Howard Hughes Corporation 2010 Equity Incentive Plan (the ''Equity Plan’’). Pursuant to the Equity Plan, 3,698,050 shares of HHC common stock are reserved for issuance. The Equity Plan provides for grants of options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, ''the Awards’’). Directors, employees and consultants of HHC and its subsidiaries and affiliates are eligible for Awards.
Prior to the Separation, the Predecessors granted qualified and non-qualified stock options and restricted stock to certain GGP officers and key employees whose compensation costs related specifically to our assets. Accordingly, an allocation of stock-based compensation costs of approximately $0.2 million and $0.3 million, respectively, pertaining to such employees has been reflected in our combined statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2010.
Stock Options
There were no grants of stock options under the Equity Plan in 2010. In the six months ended June 30, 2011, 679,340 options to purchase shares of our common stock were granted to certain of our employees. Such options had a weighted average exercise price of approximately $58.53, vest at the rate of 20% per year on each of the first five anniversaries of the grant date, may not be exercised prior to December 31, 2016 and, unless earlier terminated under certain circumstances, expire ten years from the grant date. Compensation expense related to stock options was approximately $0.9 million for the six months ended June 30, 2011.
Pursuant to the Plan, each outstanding option to acquire shares of GGP stock (“Old GGP Options”) was converted on the Effective Date into (i) an option to acquire the same number of shares of common stock of reorganized GGP (“New GGP Options”) and (ii) a separate option to acquire 0.0983 shares of our common stock for each existing option for one share of GGP common stock (“HHC Replacement Options”). The HHC Replacement Options were fully vested as of the Effective Date and have the same terms and conditions as the Old GGP Options except that we have agreed with GGP that all exercises of New GGP Options and HHC Replacement Options in 2011 and beyond would be settled by the respective employer at the time of exercise. As of June 30, 2011 and January 1, 2011, there were 53,393 and 164,138, respectively, HHC Replacement Options outstanding. Of such amounts, only 2,522 of such options represent potentially dilutive shares at such dates as all remaining amounts were held by GGP employees. In addition, 25,994 New GGP Options (with a weighted average exercise price of $45.99 as compared to a June 30, 2010 GGP closing stock price of $16.69 and a weighted average remaining contracted term of 0.7 years) were held by our employees at June 30, 2011 and therefore our potential net share settlement obligation for such New GGP Options is expected to be nominal.
The following tables summarize HHC Replacement Option activity as of and for the six months ended June 30, 2011:

	2011
		Weighted
		Average
		Exercise
	Shares	Price
HHC Replacement Options outstanding at January 1	164,138	$133.28
Exercised (a)	(19,265)	40.71
Expired	(91,480)	139.01

HHC Replacement Options outstanding at June 30	53,393	$156.88	(b)

(a)	All net share settled by GGP.

(b)	Weighted average remaining contractual term of 0.7 years.

Restricted Stock
Pursuant to the Equity Plan, the Company granted 8,247 and 8,953 shares of restricted common stock in November 2010 and June 2011, respectively, to certain non-employee directors as part of their annual retainer for their services on the board of directors. Our chairman has waived all compensation, including any restricted stock grants, for services rendered as a director. Subsequently, receipt of 1,352 of the shares of restricted stock issued in November 2010 was waived by one of the directors as he also elected to not receive compensation for his service as a director. The restrictions on all shares of restricted common stock issued in 2010 lapsed on June 1, 2011, and restrictions on all shares of restricted common stock issued in 2011 lapse on the earlier of the Company’s annual stockholders meeting or June 1, 2012. The Company granted 20,000 shares of restricted common stock to our CFO in March 2011 and 10,000 shares to our general counsel in May 2011 in connection with their employment agreements and pursuant to the Equity Plan. The restricted shares granted to our CFO generally do not vest until March 28, 2016, and the restricted shares granted to our general counsel generally do not vest unit May 2, 2016.
NOTE 7 OTHER ASSETS AND LIABILITIES
The following table summarizes the significant components of prepaid expenses and other assets.

	June 30,	December 31,
(in thousands)	2011	2010
Special Improvement District receivable	$45,089	$46,250
MUD and other receivables	46,194	33,455
Prepaid expenses	5,135	2,859
Below-market ground leases (Note 2)	20,849	21,018
Security and escrow deposits	8,049	6,814
Above-market tenant leases (Note 2)	6	119
Uncertain tax position asset	10,407	8,945
Other	5,416	7,127

	$141,145	$126,587

The following table summarizes the significant components of accounts payable and accrued expenses.

	June 30,	December 31,
(in thousands)	2011	2010
Construction payable	$6,559	$15,531
Accounts payable and accrued expenses	20,962	29,745
Above-market ground leases (Note 2)	2,671	2,907
Deferred gains/income	8,377	5,631
Accrued interest	1,496	1,633
Accrued real estate taxes	3,535	3,953
Tenant and other deposits	3,467	3,555
Insurance reserve	4,212	4,229
Accrued payroll and other employee liabilities	5,078	3,930
Other	9,482	7,722

Total accounts payable and accrued expenses	$65,839	$78,836

NOTE 8 COMMITMENTS AND CONTINGENCIES
In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material effect on our consolidated financial position, results of operations or liquidity.
We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $1.0 million and $1.6 million for the three and six months ended June 30, 2011, respectively. Contractual rental expense, including participation rent, was $0.7 million and $1.3 million for the three and six months ended June 30, 2010, respectively. The amortization of above and below-market ground leases and straight-line rents included in the contractual rent amount is not significant.
See Note 5 for our obligations related to uncertain tax positions for disclosure of additional contingencies.
NOTE 9 TRANSACTIONS WITH GGP AND WITH RELATED PARTIES
Prior to the Effective Date, we entered into a transition services agreement (the “TSA”) whereby GGP will provide to us, on a transitional basis, certain specified services on an interim basis for various terms not exceeding 24 months following the Separation, subject to our right of earlier termination. Concurrently, we entered into a reverse transition services agreement (“RTSA”) whereby we will provide GGP with certain income tax and accounting support services, also subject to earlier termination prior to its scheduled expiration of November 9, 2013. For the six months ended June 30, 2011, we incurred approximately $0.4 million of expenses related to the TSA and earned a negligible amount of reimbursements under RTSA. In addition, for the three and six months ended June 30, 2011 and 2010, approximately $1.5 million and $3.0 million, respectively, of rental income was recognized from GGP and its subsidiaries.
During January 2011, the Audit Committee of our Board of Directors approved a Transition Agreement with TPMC Realty Services Group, Inc. (“TPMC”). David Weinreb, a director and our CEO, is the sole equity owner of TPMC and the chief executive officer of TPMC and Grant Herlitz, our president, is the president of TPMC. The Transition Agreement provided for, among other things, certain mutual transactions and services that facilitated the continuity of Company management, the net value of which was approximately $65,000 for the six months ended June 30, 2011. In addition, the reimbursement to TPMC of approximately $0.9 million of expenses as contemplated by Mr. Weinreb’s employment agreement with us was approved. Such reimbursements are reflected as an administrative expense for the six months ended June 30, 2011.
With the approval of our Board of Directors, we entered into a lease agreement for 3,253 square feet of office space in Los Angeles, California with an affiliate of TPMC, which commenced on May 1, 2011. Rental expense to be recognized for such lease will be approximately $111,965 per year and the lease is scheduled to terminate in July 2016.
NOTE 10 SEGMENTS
We have three business segments which offer different products and services. In 2010, we reported in two segments predominantly as the assets within our current Operating Assets segment and our current Strategic Developments segment were managed jointly as a group. Our current three segments are managed separately because each requires different operating strategies or management expertise. These segments are different than those of the Predecessors with respect to the HHC Businesses and are reflective of our current management’s operating philosophies and methods. All resulting changes from the Predecessors’ previous presentation of our segments have been applied to all periods presented. In addition, our current segments or assets within such segments could change in the future as development of certain properties commence or other operational or management changes occur. We do not distinguish or group our combined operations on a geographic basis. Further, all operations are within the United States and no customer or tenant comprises more than 10% of revenues. Our reportable segments are as follows:

•	Master Planned Communities — includes the development and sale of land, in large-scale, long-term community development projects in and around Las Vegas, Nevada; Houston, Texas and Columbia, Maryland. This segment also includes certain office properties and other ownership interests owned by The Woodlands Partnerships as such assets are managed jointly with The Woodlands Master Planned Community.
•	Operating Assets — includes commercial, mixed use and retail properties currently generating revenues, many of which we believe there is an opportunity to redevelop or reposition the asset to increase operating performance.
•	Strategic Developments — includes all properties held for development and redevelopment, including the current rental property operations (primarily retail and other interests in real estate at such locations) as well as our one residential condominium project located in Natick (Boston), Massachusetts.
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
EBT is defined as net income (loss) from continuing operations as adjusted for: (1) reorganization items; (2) income tax provision (benefit); (3) warrant liability gain (loss); and (4) general and administrative costs. The net income (loss) from our Real Estate Affiliates, at our proportionate share, is similarly adjusted for items (1) through (4) immediately above. We present EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) from continuing operations to calculate EBT is appropriate to provide additional information to investors because EBT excludes certain non-recurring and non-cash items, including reorganization items related to the bankruptcy, which we believe are not indicative of our core operating performance. EBT should not be considered as an alternative to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss) from continuing operations, it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.
We report the operations of our equity method Real Estate Affiliates using the proportionate share method, whereby our share of the revenues and expenses of these Real Estate Affiliates are aggregated with the revenues and expenses of consolidated or combined properties. Our investment in the Summerlin Hospital Medical Center is accounted for on the cost method. Approximately $3.9 million was received in the first quarter of 2011 as dividends related to this investment and has been reflected as other rental and property revenues for the six months ended June 30, 2011 within the Operating Assets segment.
The total cash expenditures for additions to long-lived assets for the Master Planned Communities segment was $27.0 million for the six months ended June 30, 2011 and $30.6 million for the six months ended June 30, 2010. Similarly, cash expenditures for long-lived assets for the Operating Assets and Strategic Developments segments was $16.5 million and $2.1 million, respectively, for the six months ended June 30, 2011 and $36.5 million and $0.6 million, respectively, for the six months ended June 30, 2010. Such amounts for the Master Planned Communities segment and certain amounts in the Strategic Developments segment are included in the amounts listed in our consolidated and combined statements of cash flow as Land/residential development and acquisitions expenditures. With respect to the long-lived assets within the Operating Assets segment and certain other investing amounts in the Strategic Developments segment, such amounts are included in the amounts listed as Development of real estate and property additions/improvements primarily previously accrued, respectively, in our consolidated and combined statements of cash flows.
As more fully discussed in this report, on July 1, 2011 we acquired our partner’s interest in The Woodlands master planned community for $117.5 million. We now own 100% of The Woodlands and will consolidate its operations beginning the third quarter 2011.

Segment operating results are as follows:

	Three Months Ended June 30, 2011
	Consolidated	Real Estate	Segment
	Properties	Affiliates	Basis
		(In thousands)
Master Planned Communities
Land sales	$18,148	$12,982	$31,130
Builder price participation	597	619	1,216
Minimum rents	383	2,302	2,685
Other land sale revenues	2,248	592	2,840
Other rental and property revenues	1	11,257	11,258

Total revenues	21,377	27,752	49,129
Cost of sales — land	9,438	6,532	15,970
CSA participation expense	—	—	—
Land sales operations	3,044	3,949	6,993
Land sales real estate and business taxes	1,541	471	2,012
Rental property real estate taxes	54	268	322
Rental property maintenance costs	59	299	358
Property operating costs	207	11,162	11,369
Provisions for impairment	—	—	—
Depreciation and amortization	66	1,006	1,072
Interest income (a)	1,165	(335)	830
Interest expense (b)	(2,602)	1,584	(1,018)

Total expenses	12,972	24,936	37,908

MPC EBT	8,405	2,816	11,221

Operating Assets
Minimum rents	16,357	—	16,357
Tenant recoveries	4,522	—	4,522
Other rental and property revenues	1,551	—	1,551

Total revenues	22,430	—	22,430
Rental property real estate taxes	2,439	—	2,439
Rental property maintenance costs	1,378	—	1,378
Property operating costs	7,977	—	7,977
Provision for doubtful accounts	291	—	291
Provisions for impairment	—	—	—
Depreciation and amortization	3,060	—	3,060
Interest income	(3,409)	—	(3,409)
Interest expense	2,602	—	2,602

Total expenses	14,338	—	14,338

Operating Assets EBT	8,092	—	8,092

Strategic Developments
Minimum rents	236	—	236
Tenant recoveries	93	—	93
Condominium unit sales	6,660	—	6,660
Other rental and property revenues	27	—	27

Total revenues	7,016	—	7,016
Condominium unit cost of sales	5,272	—	5,272
Real estate taxes	459	—	459
Rental property maintenance costs	129	—	129
Property operating costs	1,289	—	1,289
Provision for doubtful accounts	13	—	13
Provisions for impairment	—	—	—
Depreciation and amortization	59	—	59

Total expenses	7,221	—	7,221

Strategic Developments EBT	(205)	—	(205)

EBT	$16,292	$2,816	$19,108

(a)	Reflects a reclassification of amounts recongnized in this segment in the three months ended March 31, 2011.

(b)	Negative interest expense relates to interest costs of debt at our Operating Assets segment which are allocated to the MPC segment assets eligible for interest capitalization.

	Three Months Ended June 30, 2010
	Combined	Real Estate	Segment
	Properties	Affiliates	Basis
		(In thousands)
Master Planned Communities
Land sales	$4,174	$12,282	$16,456
Builder price participation	1,451	496	1,947
Minimum rents	494	1,341	1,835
Other land sale revenues	1,412	559	1,971
Other rental and property revenues	208	8,585	8,793

Total revenues	7,739	23,263	31,002
Cost of sales — land	1,924	7,379	9,303
CSA participation expense	(4,689)	—	(4,689)
Land sales operations	9,170	744	9,914
Land sales real estate and business taxes	4,375	635	5,010
Rental property real estate taxes	254	260	514
Rental property maintenance costs	74	291	365
Property operating costs	155	7,886	8,041
Provisions for impairment	—	—	—
Depreciation and amortization	103	970	1,073
Interest income	—	(299)	(299)
Interest expense (*)	(4,053)	1,280	(2,773)

Total expenses	7,313	19,146	26,459

MPC EBT	426	4,117	4,543

Operating Assets
Minimum rents	16,209	—	16,209
Tenant recoveries	4,340	—	4,340
Other rental and property revenues	1,956	—	1,956

Total revenues	22,505	—	22,505
Rental property real estate taxes	2,489	—	2,489
Rental property maintenance costs	1,184	—	1,184
Property operating costs	7,374	—	7,374
Provision for doubtful accounts	226	—	226
Provisions for impairment	178	—	178
Depreciation and amortization	3,812	—	3,812
Interest income	—	—	—
Interest expense	4,587	—	4,587

Total expenses	19,850	—	19,850

Operating Assets EBT	2,655	—	2,655

Strategic Developments
Minimum rents	266	—	266
Tenant recoveries	93	—	93
Condominium unit sales	—	—	—
Other rental and property revenues	26	—	26

Total revenues	385	—	385
Condominium unit cost of sales	—	—	—
Real estate taxes	1,308	—	1,308
Rental property maintenance costs	181	—	181
Property operating costs	2,200	—	2,200
Provision for doubtful accounts	30	—	30
Provisions for impairment	30	—	30
Depreciation and amortization	60	—	60
Interest expense	7	—	7

Total expenses	3,816	—	3,816

Strategic Developments EBT	(3,431)	—	(3,431)

EBT	$(350)	$4,117	$3,767

*	Negative interest expense relates to interest costs of debt at our Operating Assets segment which are allocated to the MPC segment assets eligible for interest capitalization.

	Six Months Ended June 30, 2011
	Consolidated	Real Estate	Segment
	Properties	Affiliates	Basis
		(In thousands)
Master Planned Communities
Land sales	$41,540	$23,844	$65,384
Builder price participation	1,118	1,293	2,411
Minimum rents	776	3,269	4,045
Other land sale revenues	3,496	1,053	4,549
Other rental and property revenues	106	17,500	17,606

Total revenues	47,036	46,959	93,995
Cost of sales – land	24,874	12,564	37,438
CSA participation expense	—	—	—
Land sales operations	7,161	6,235	13,396
Land sales real estate and business taxes	3,052	999	4,051
Rental property real estate taxes	107	530	637
Rental property maintenance costs	99	545	644
Property operating costs	371	17,021	17,392
Provisions for impairment	—	—	—
Depreciation and amortization	143	2,082	2,225
Interest income	—	(569)	(569)
Interest expense (a)	(5,128)	2,855	(2,273)

Total expenses	30,679	42,262	72,941

MPC EBT	16,357	4,697	21,054

Operating Assets
Minimum rents	32,470	—	32,470
Tenant recoveries	9,004	—	9,004
Other rental and property revenues (b)	3,396	3,894	7,290

Total revenues	44,870	3,894	48,764
Rental property real estate taxes	4,874	—	4,874
Rental property maintenance costs	2,694	—	2,694
Property operating costs	16,094	—	16,094
Provision for doubtful accounts	12	—	12
Provisions for impairment	—	—	—
Depreciation and amortization	6,124	—	6,124
Interest income	(4,756)	—	(4,756)
Interest expense	5,128	—	5,128

Total expenses	30,170	—	30,170

Operating Assets EBT	14,700	3,894	18,594

Strategic Developments
Minimum rents	449	—	449
Tenant recoveries	135	—	135
Condominium unit sales	10,424	—	10,424
Other rental and property revenues	1,010	—	1,010

Total revenues	12,018	—	12,018
Condominium unit cost of sales	8,252	—	8,252
Real estate taxes	1,445	1	1,446
Rental property maintenance costs	332	—	332
Property operating costs	2,600	—	2,600
Provision for doubtful accounts	303	—	303
Provisions for impairment	—	—	—
Depreciation and amortization	117	—	117

Total expenses	13,049	1	13,050

Strategic Developments EBT	(1,031)	(1)	(1,032)

EBT	$30,026	$8,590	$38,616

(a)	Negative interest expense relates to interest costs of debt at our Operating Assets segment which are allocated to the MPC segment assets eligible for interest capitalization.

(b)	Reflects the $3.9 million cash dividend from Summerlin Hospital Medical Center which is a Real Estate Affiliate accounted for using the cost method as described above.

	Six Months Ended June 30, 2010
	Combined	Real Estate	Segment
	Properties	Affiliates	Basis
		(In thousands)
Master Planned Communities
Land sales	$7,388	$24,154	$31,542
Builder price participation	2,195	901	3,096
Minimum rents	988	2,384	3,372
Other land sale revenues	2,524	917	3,441
Other rental and property revenues	438	15,844	16,282

Total revenues	13,533	44,200	57,733
Cost of sales — land	3,250	13,758	17,008
CSA participation expense	(4,689)	—	(4,689)
Land sales operations	13,367	3,711	17,078
Land sales real estate and business taxes	8,669	1,271	9,940
Rental property real estate taxes	508	517	1,025
Rental property maintenance costs	122	246	368
Property operating costs	290	14,985	15,275
Provisions for impairment	—	—	—
Depreciation and amortization	176	1,997	2,173
Interest income	—	(703)	(703)
Interest expense (*)	(7,880)	2,646	(5,234)

Total expenses	13,813	38,428	52,241

MPC EBT	(280)	5,772	5,492

Operating Assets
Minimum rents	32,474	—	32,474
Tenant recoveries	9,061	—	9,061
Other rental and property revenues	3,602	—	3,602

Total revenues	45,137	—	45,137
Rental property real estate taxes	5,029	—	5,029
Rental property maintenance costs	2,804	—	2,804
Property operating costs	14,672	—	14,672
Provision for doubtful accounts	388	—	388
Provisions for impairment	430	—	430
Depreciation and amortization	8,162	—	8,162
Interest income	(59)	—	(59)
Interest expense	9,073	—	9,073

Total expenses	40,499	—	40,499

Operating Assets EBT	4,638	—	4,638

Strategic Developments
Minimum rents	538	—	538
Tenant recoveries	191	—	191
Condominium unit sales	—	—	—
Other rental and property revenues	20	—	20

Total revenues	749	—	749
Condominium unit cost of sales	—	—	—
Real estate taxes	1,492	—	1,492
Rental property maintenance costs	357	—	357
Property operating costs	3,239	—	3,239
Provision for doubtful accounts	(31)	—	(31)
Provisions for impairment	56	—	56
Depreciation and amortization	87	—	87
Interest expense	14	—	14

Total expenses	5,214	—	5,214

Strategic Developments EBT	(4,465)	—	(4,465)

EBT	$(107)	$5,772	$5,665

*	Negative interest expense relates to interest costs of debt at our Operating Assets segment which are allocated to the MPC segment assets eligible for interest capitalization.

The following reconciles EBT to GAAP-basis income (loss) from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Reconciliation of EBT to GAAP-basis income (loss) from continuing operations
Real estate property EBT:
Segment basis	$19,108	$3,767	$38,616	$5,665
Real Estate Affiliates	(2,816)	(4,117)	(8,590)	(5,772)

Consolidated properties	16,292	(350)	30,026	(107)
General and administrative	(8,359)	(4,861)	(13,591)	(8,996)
Warrant liability gain (loss)	56,910	—	(69,135)	—
Provision for income taxes	(958)	(16,467)	(3,415)	(17,953)
Income from Real Estate Affiliates	2,108	3,680	7,621	5,172
Reorganization costs	—	(10,019)	—	(26,614)

Income (loss) from continuing operations	$65,993	$(28,017)	$(48,494)	$(48,498)

The following reconciles segment revenue to GAAP-basis consolidated and combined revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010
Reconciliation of segment basis revenues to GAAP revenues

Master Planned Communities — Total segment	$49,129	$31,002	$93,995	$57,733
Operating Assets — Total segment	22,430	22,505	48,764	45,137
Strategic Developments — Total segment	7,016	385	12,018	749

Total segment revenues	78,575	53,892	154,777	103,619
Less: The Woodlands Partnerships revenues, at our ownership share	(27,752)	(23,263)	(46,959)	(44,200)
Operating Assets Real Estate Affiliates revenues	—	—	(3,894)	—

Total revenues — GAAP basis	$50,823	$30,629	$103,924	$59,419

The assets by segment and the reconciliation of total segment assets to the total assets in the consolidated balance sheets at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Assets by segment

Master Planned Communities	$1,936,334	$1,823,399
Operating Assets	585,123	718,330
Strategic Developments	207,333	215,037

Total segment assets	2,728,790	2,756,766
Corporate and other	597,027	601,902
Less Real Estate Affiliates	(300,386)	(335,961)

Total assets	$3,025,431	$3,022,707

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
There are several factors, many beyond our control, which could cause results to differ materially from our expectations. These factors are described in our Annual Report and are incorporated herein by reference. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report.

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
We operate our business in three segments: Master Planned Communities, Operating Assets and Strategic Developments. Unlike real estate companies that are limited in their activities because they have elected to be taxed as a real estate investment trust, we have no restrictions on our operating activities or types of services that we can offer, which we believe provides us with flexibility for maximizing the value of our real estate portfolio.
Many of our assets will require re-positioning to maximize their value. In addition, we are pursuing development opportunities for a number of our assets that were previously postponed due to lack of liquidity resulting from deteriorating economic conditions, the credit market collapse and the bankruptcy filing of the Predecessors, and to develop plans for other assets for which no formal plans had previously been developed. In late 2010, as the reorganization transactions were structured and new management for The Howard Hughes Corporation was put in place, we commenced a process to assess the opportunities for these assets, which currently are in various stages of completion. We are also in the process of creating development plans for several of our assets, determining how to finance their completion and how to maximize their long-term value potential.
Based on the results of this ongoing assessment, we have identified certain assets which we believe have the most attractive immediate development opportunities. These assets include Ward Centers, The Shops at Summerlin Centre, South Street Seaport, Riverwalk Marketplace, Ala Moana air rights, Cottonwood Mall, Bridges at Mint Hill and certain land parcels located in the Columbia Town Center. Each of these assets has unique attributes and many are extremely complex due to their size, zoning and other approvals needed to maximize long term value. We have assembled a team for each of these assets comprised of seasoned development, leasing, architectural and construction professionals to create detailed development plans based upon our evaluation of the opportunities for each asset. We also seek to create development plans that will minimize cash flow disruptions, where possible.
For those assets that currently generate cash flow, such as Riverwalk Marketplace, South Street Seaport and Ward Centers, our leasing strategy is conducted to preserve the flexibility to redevelop the property in the near term. As a result, we frequently cannot sign long-term leases or must require lease provisions allowing us to terminate the lease prior to its expiration. Both of these restrictions are typically unattractive to established retailers. Despite such challenges, for the six months ended June 30, 2011, we executed new or renewal leases for 35,000 square feet at Riverwalk Marketplace, 47,000 square feet at South Street Seaport, and 75,000 square feet at Ward Centers.
On July 1, 2011, we acquired our partner’s interest in The Woodlands master planned community (Note 3). The Woodlands is considered to be one of the most successful MPCs in the U.S. and as of June 30, 2011 had approximately 1,330 acres of unsold residential land, representing approximately 4,355 lots, and approximately 920 acres of unsold land for commercial use. The Woodlands also has full or partial ownership interests in commercial properties totaling approximately 434,328 square feet of office space, 203,282 square feet of retail and industrial space, 865 rental apartment units, and also owns and operates a 440 room conference center facility and a 36-hole country club. This strategic acquisition provides us with an experienced, well-regarded management team and operating platform, as well as a highly-recognized brand in the Houston, Texas market. We have begun integrating the Woodlands platform into our MPC business and expect to complete the process by early 2012.

Basis of Presentation
We were formed in July 2010 for the purpose of holding certain assets and assuming certain liabilities of the Predecessors pursuant to the Plan as discussed in Note 1. Following the Separation, we have operated our business as a stand-alone real estate development company and the financial information for the three and six months ended June 30, 2011 reflects the consolidated results of the HHC Businesses represented by the spin-off. The financial information for the three and six months ended June 30, 2010 included in this Quarterly Report was carved-out from the financial information of GGP, has been presented on a combined basis because the entities presented were under common control and ownership. Only property management and other costs and property specific overhead items, as discussed below, have been allocated or reflected in the accompanying combined financial statements.
The historical combined financial position, results of operations and cash flows for the three and six months ended June 30, 2010 included in this Quarterly Report do not necessarily reflect the financial condition or results that we would have achieved as a separate, publicly-traded company during the period presented or those that we will achieve in the future. Accordingly, our consolidated operations after our spin-off are not comparable to the operations of our assets, presented on a carve-out basis, prior to our spin-off or in previous years. In addition, our operations were significantly impacted by transactions that related to the spin-off and other events integral to GGP’s emergence from bankruptcy pursuant to the Plan (Note 1). Finally, our businesses were operated prior to spin-off through subsidiaries of GGP, which operated as a real estate investment trust (“REIT”). We operate as a taxable corporation, except for our investment in Victoria Ward, Limited, which has elected to be treated as a REIT.
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
Results of Operations
Our revenues primarily are derived from the sale of individual lots at our master planned communities to home builders and from tenants at our operating assets in the form of fixed minimum rents, overage or percentage rent and recoveries of operating expenses.
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
EBT is defined as net income (loss) from continuing operations as adjusted for: (1) reorganization items (2) income tax provision (benefit); (3) warrant liability gain (loss); and (4) general and administrative costs. The net income (loss) from our Real Estate Affiliates, at our proportionate share, is similarly adjusted for items (1) through (4) immediately above. We present EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance. We believe that the inclusion of certain adjustments to net income (loss) from continuing operations to calculate EBT is appropriate to provide additional information to investors because EBT excludes certain non-recurring and non-cash items, including reorganization items related to the bankruptcy, which we believe are not indicative of our core operating performance. (See also Note 10)

EBT should not be considered as an alternative to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss) from continuing operations, as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of this metric are that it:
•	does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	does not reflect income taxes that we may be required to pay;

•	does not reflect any cash requirements for replacement of depreciated or amortized assets or that these assets have different useful lives;

•	does not reflect limitations on, or costs related to, transferring earnings from our Real Estate Affiliates to us; and

•	may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.
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
Three Months Ended June 30, 2011 and 2010
Master Planned Communities Segment
MPC revenues vary between periods based on economic conditions and several factors such as location, development density and commercial or residential use, among others. Reported results may differ significantly from actual cash flows generated principally because cost of sales is based on our carrying value of land, a majority of which was acquired in prior periods and may also have been previously written down through impairment charges. Expenditures for improvements in the current period are capitalized and therefore generally would not be reflected in the income statement in the current year.

MPC sales data is summarized as follows:

		Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
		Three Months Ended June 30,
($ in thousands)		2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Residential Land Sales
Maryland — Columbia	Single family - detached	$850	$—	0.9	—	4	—	$944	$—	$213	$—
Maryland — Columbia	Townhomes	675	—	0.2	—	5	—	n/a	n/a	135	—

Bridgeland	Single family - detached	4,976	3,320	18.9	13.4	94	70	263	248	53	47

Summerlin	Single family - detached	11,428	—	27.9	—	116	—	410	—	99	—

The Woodlands	Single family - detached	17,089	17,583	42.4	50.4	177	196	403	349	97	90
	Single family - attached	—	988	—	3.5	—	52	—	282	—	19

	Subtotal	$35,018	$21,891	90.3	67.3	396	318

Commercial Land Sales
The Woodlands	Office and other	$4,206	$3,804	10.1	10.0			416	380
	Retail	3,115	—	5.5	—			566	—

	Subtotal	7,321	3,804	15.6	10.0

Total acreage sales revenue		42,339	25,695
Deferred revenue		(928)	854
Deferred revenue — Woodlands		167	536
Special Improvement District revenue		1,147	—
Venture partner’s share of The Woodlands Partnerships acreage sales		(11,595)	(10,629)

Total segment land sales revenue		$31,130	$16,456

Total segment land sales revenue		$31,130	$16,456
Less: Real Estate Affiliates land sales revenue		(12,982)	(12,282)

Total land sales revenue — GAAP basis		$18,148	$4,174

In the second quarter of 2011, we sold 396 lots, representing 90.3 residential acres as compared to the 318 lots representing 67.3 acres in 2010. The majority of the increase in lots sold is attributable to our Summerlin community, which sold 116 lots in the second quarter 2011 compared to no sales for the same period in 2010. Summerlin sold no lots during the second quarter of 2010 due to the poor Las Vegas residential market conditions and our decision to not significantly reduce prices to maintain market share. Variances in residential selling prices per lot and acre are principally caused by type of lots sold, its location and intended development density.
Additionally, we sold 15.6 commercial acres in the quarter ended June 30, 2011 as compared to 10.0 acres in the quarter ended June 30, 2010. These acres were sold from The Woodlands MPC. The change in price per acre and price per lot for all of our communities is largely attributable to selling of certain product types in different locations.

Percentage Change in Major Items of Revenues and Expenses

	Three Months Ended June 30,		$ Increase	% Increase
(In thousands)	2011	2010	(Decrease)	(Decrease)
Master Planned Communities (*)
Land sales	$31,130	$16,456	$14,674	89.2%
Other land sale revenues	4,056	3,918	138	3.5
Other rental and property revenues	13,943	10,628	3,315	31.2

Total revenues	49,129	31,002	18,127	58.5
Cost of sales — land	15,970	9,303	6,667	71.7
Land sales operations	9,005	10,235	(1,230)	(12.0)
Rental property operations	12,049	8,920	3,129	35.1
Depreciation and amortization	1,072	1,073	(1)	(0.1)
Interest, net	(188)	(3,072)	2,884	93.9

Total expenses	37,908	26,459	11,449	43.3

MPC EBT	$11,221	$4,543	$6,678	147.0%

(*)	Our master planned communities segment includes revenues and expenses related to The Woodlands Partnerships, one of our Real Estate Affiliates (Note 1). For a detailed breakdown of EBT, refer to Note 10.
Land sales increased $14.7 million for the quarter ended June 30, 2011 primarily as a result of an $11.4 million increase in land sales in our Summerlin community as described above, substantially all of which were related to three finished lot sale contracts. Additionally, our Columbia and Bridgeland communities showed a combined increase of approximately $2.3 million primarily due to selling 24 additional lots in Bridgeland in the second quarter of 2011 as compared to 2010. Columbia had no lot sales in 2010.
Other rental and property revenues and related property operations increased $3.3 million and $3.1 million, respectively, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increased revenues were primarily due to operating expenses, a majority of which are recoverable from tenants, associated with certain of The Woodlands retail and office assets. Approximately 57,000 square feet of newly-built commercial space was leased after the second quarter of 2010, primarily under the triple-net operating leases. In addition, in May 2011, we reached an agreement to reduce a contingent purchase price obligation to a former owner of the Bridgeland property by approximately $1.0 million.
The cost of land sales increase of $6.7 million for the quarter ended June 30, 2011 compared to the same period in 2010 is directly related to the increase in land sales and the higher proportion of sales at Summerlin for the second quarter of 2011 compared to the second quarter of 2010. The Summerlin sales in 2011 had a lower margin than the combined Bridgeland and Woodlands sales in the second quarter 2010. Cost of land sales is based on our carrying values of the lots sold and varies by community based upon our historical purchase price of the land and cost of improvements made, and to be made, by us, less any impairment charges previously recorded on the land.
Land sales operations decreased $1.2 million for the quarter ended June 30, 2011 compared to the same period in 2010. The primary reason for such decrease in 2011 is a reduction in real estate tax expense in Summerlin as a result of a successful tax appeal. This savings was partially offset by increases in other operational costs from our other communities.
Interest, net reflects the amount of interest that is capitalized at the project level. The net benefit or capitalization has decreased $2.9 million due to lower company-wide leverage compared to the prior year.
In addition to EBT for the Master Planned Communities, management believes that certain members of the investment community measure the value of the assets in this segment based on a computation of their annual contribution to liquidity and capital available for investment. Accordingly, the following table showing MPC Net Contribution for the three months ended June 30, 2011 and 2010 is presented. MPC Net Contribution is defined as MPC EBT, plus MPC cost of sales, provisions for impairment and depreciation and amortization, and reduced by MPC development and acquisitions expenditures including our share of such expenditures by The Woodlands Partnerships. Current period expenditures primarily relate to land expected to be sold in future periods. The improvement in MPC Net Contribution during 2011 compared to 2010 is primarily attributable to increased land sales and the results of efforts to reduce operational costs. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance.
MPC Net Contribution

	Three Months Ended June 30,		$ Increase	% Increase
(In thousands)	2011	2010	(Decrease)	(Decrease)
MPC EBT (*)	$11,221	$4,543	$6,678	147%
Plus:
Cost of sales — land	15,970	9,303	6,667	71.7
Depreciation and amortization	1,072	1,073	(1)	(0.1)
Less:
MPC land/residential development and acquisitions expenditures	(14,491)	(16,804)	2,313	13.8

MPC Net Contribution	$13,772	$(1,885)	$15,657	830.6%

(*)	Our master planned communities segment includes revenues and expenses related to The Woodlands Partnerships, one of our Real Estate Affiliates (Note 1). For a detailed breakdown of EBT, refer to Note 10.
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
Operating Assets NOI and EBT

	Net Operating Income (NOI)
	Three Months Ended June 30,		$ Increase	% Increase
(In thousands)	2011	2010	(Decrease)	(Decrease)
Operating Assets
Ward Centers	$5,231	$5,712	$(481)	(8.4)%
110 N. Wacker	1,530	1,529	1	0.1
South Street Seaport	1,081	1,274	(193)	(15.1)
Columbia Office Properties	987	745	242	32.5
Rio West Mall	304	483	(179)	(37.1)
Landmark Mall	137	477	(340)	(71.3)
Riverwalk Marketplace	232	741	(509)	68.7
Cottonwood Square	134	139	(5)	(3.6)
Park West	217	42	175	416.7
Other properties	547	60	487	812.0

Total Operating Assets NOI	10,400	11,202	(802)	(7.2)

Straight-line and market lease amortization rent	(55)	30	(85)	(283.3)
Provisions for impairment	—	(178)	178	100.0
Depreciation and amortization	(3,060)	(3,812)	752	19.7
Interest, net	807	(4,587)	5,394	117.6

Operating Assets EBT	$8,092	$2,655	$5,437	204.8%

The $0.8 million aggregate decrease in NOI for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 is primarily due to approximately $1.7 million of NOI decreases relating to five properties, partially offset by $0.9 million of increased NOI from three assets. Ward Centers’ NOI decreased by $0.5 million due to approximately $0.2 million in higher energy costs in 2011 and approximately $0.3 million of lower rental revenues primarily relating to a tenant in liquidation. South Street Seaport’s NOI decreased by approximately $0.2 million due primarily to revenue-generating events at the property in the second quarter of 2010, such as activities relating to World Cup soccer, which were not replicated in 2011. Rio West had a decrease in NOI of $0.2 million related primarily to marketing, legal, and other costs directly attributable to the property in 2011 that were part of corporate general and administrative expense and not charged to the property in 2010. Landmark Mall had a $0.3 million decrease in NOI due to rent relief provided to certain tenants and increased vacancy from lease terminations. Riverwalk Marketplace had a $0.5 million decrease in NOI primarily caused by the receipt in the second quarter of 2010 of a $0.4 million payment from a tenant representing a settlement amount for past due rent.
The NOI decreases were partially offset by the following NOI increases: (i) a $0.2 million increase at the Columbia Office Properties resulting from staff reduction cost savings and reduction in overall property maintenance expenses; (ii) a $0.2 million increase in NOI at Park West due to an increase in percentage rent and an increase in tenant recoveries due to a tax charge from 2010 reimbursed by the tenants in 2011; (iii) a $0.5 million increase in Other Properties of which approximately $0.2 million is attributable to higher distributions of profits from the Summerlin golf courses in 2011.
Percentage Change in Major Items of Revenues and Expenses

	Three Months Ended June 30,		$ Increase	% Increase
(In thousands)	2011	2010	(Decrease)	(Decrease)
Operating Assets (*)
Minimum rents	$16,357	$16,209	$148	0.9%
Other rental and property revenues	6,073	6,296	(223)	(3.5)

Total revenues	22,430	22,505	(75)	(0.3)
Rental property real estate taxes	2,439	2,489	(50)	(2.0)
Rental property maintenance costs	1,378	1,184	194	16.4
Property operating costs	7,977	7,374	603	8.2
Provision for doubtful accounts	291	226	65	28.8
Provisions for impairment	—	178	(178)	(100.0)
Depreciation and amortization	3,060	3,812	(752)	(19.7)
Interest, net	(807)	4,587	(5,394)	(117.6)

Total expenses	14,338	19,850	(5,512)	(27.8)

Operating Assets EBT	$8,092	$2,655	$5,437	204.8%

(*)	For a detailed breakdown of our Operating Assets segment EBT, refer to Note 10.
Significant variances in major items of revenues and expenses in EBT not explained in the NOI items described immediately above are detailed below.
The $0.8 million decrease in depreciation and amortization for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to reduced carrying values for Landmark Mall and Riverwalk Marketplace as a result of fourth quarter 2010 impairment provisions.
Interest, net decreased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily as a result of a principal pay down at 110 N. Wacker.

Strategic Developments Segment
Percentage Change in Major Items of Revenues and Expenses

	Three Months Ended June 30,		$ Increase	% Increase
(In thousands)	2011	2010	(Decrease)	(Decrease)
Strategic Developments (*)
Minimum rents	$236	$266	$(30)	(11.3)%
Condominium unit sales	6,660	—	6,660	100.0
Other rental and property revenues	120	119	1	0.8

Total revenues	7,016	385	6,631	1722.3
Condominium unit cost of sales	5,272	—	5,272	n/a
Rental and other property operations	1,890	3,719	(1,829)	(49.2)
Provisions for impairment	—	30	(30)	(100.0)
Depreciation and amortization	59	60	(1)	(1.7)
Interest, net	—	7	(7)	(100.0)

Total expenses	7,221	3,816	3,405	89.2

Strategic Developments EBT	$(205)	$(3,431)	$3,226	94.0%

(*)	For a detailed breakdown of our Strategic Developments segment EBT, refer to Note 10.
The increases in condominium unit sales and cost of sales for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 is related to our Nouvelle at Natick project. During the second quarter of 2011, we sold 13 units and at June 30, 2011 we had 33 units remaining in inventory of which eight were under contract for sale. No condominium unit sales revenues were recognized in the three months ended June 30, 2010 because pursuant to the Plan, only the unsold units at the Effective Date were distributed to us and therefore, no condominium sales revenues prior to the Effective Date were allocated to us.
The decrease in rental and other property operations for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 is primarily due to decrease in real estate taxes at our Elk Grove property resulting from a successful tax assessment appeal.
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

Certain Significant Consolidated and Combined Revenues and Expenses

	Three Months Ended June 30,		$ Increase	% Increase
(In thousands)	2011	2010	(Decrease)	(Decrease)
Minimum rents	16,976	$16,969	$7	—%
Tenant recoveries	4,615	4,433	182	4.1
Master Planned Community land sales	18,148	4,174	13,974	334.8
Builder price participation	597	1,451	(854)	(58.9)
Condominium unit sales	6,660	—	6,660	n/a
Other land sale revenues	2,248	1,412	836	59.2
Other rental and property revenues	1,579	2,190	(611)	(27.9)
Master Planned Community cost of sales	(9,438)	(1,924)	(7,514)	(390.5)
Master Planned Community land sales operations	(4,585)	(8,856)	4,271	48.2
Condominium unit cost of sales	(5,272)	—	(5,272)	(n/a )
Rental property real estate taxes	(2,952)	(4,051)	1,099	27.1
Rental property maintenance costs	(1,566)	(1,439)	(127)	(8.8)
Property operating costs	(9,473)	(9,729)	256	2.6
Provision for doubtful accounts	(304)	(256)	(48)	(18.8)
General and administrative	(8,359)	(4,861)	(3,498)	(72.0)
Provisions for impairment	—	(208)	208	100.0
Depreciation and amortization	(3,185)	(3,975)	790	19.9
Interest income	2,244	—	2,244	n/a
Interest expense	—	(541)	541	100.0
Warrant liability gain	56,910	—	56,910	n/a
Provision for income taxes	(958)	(16,467)	15,509	94.2
Income from Real Estate Affiliates	2,108	3,680	(1,572)	(42.7)
Reorganization items	—	(10,019)	10,019	100.0

Net income (loss)	$65,993	$(28,017)	$94,010	335.5%

For an explanation of our general and administrative variances in the table above, please refer to the Certain Significant Consolidated and Combined Revenues and Expenses for the six months ended June 30, 2011 and 2010 below.
The decrease in depreciation and amortization for the three months ended June 30, 2011 as compared to the same period in the prior year primarily resulted from the decrease in the carrying amount of buildings and equipment due to the impairment charges recorded in 2010 as well as write-offs of tenant allowances and assets becoming fully amortized in 2010 and 2011.
The decrease in the provision for income taxes for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to higher uncertain tax positions (“FIN 48”) interest expense relating to the increased uncertain tax position liability recorded for the three months ended June 30, 2010 as a result of a change in facts or circumstances during that period. Other significant changes in estimated deferred tax elements, including valuation amounts, with respect to certain of our MPCs and Strategic Developments assets during the three months ended June 30, 2011, contributed to the decrease in the provision for income taxes.
Warrant liability gain reflects the change in estimated value of the Sponsors Warrants and Management Warrants (Note 1) during the three months ending June 30, 2011, primarily attributable to changes in our stock price. No such adjustment was recorded in the three months ended June 30, 2010 as such warrants were not issued until November 2010 and February 2011.
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

Six Months Ended June 30, 2011 and 2010
Master Planned Communities Segment
MPC revenues vary between periods based on economic conditions and several factors such as location, development density and commercial or residential use, among others. Reported results may differ significantly from actual cash flows generated principally because cost of sales is based on our carrying value of land, a majority of which was acquired in prior periods and may also have been written down through impairment charges in such previous periods. Expenditures for improvements in the current period are capitalized and therefore generally would not be reflected in the income statement in the current year.
MPC sales data is summarized as follows:

		Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
						Six Months Ended June 30,
($ in thousands)		2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Residential Land Sales
Maryland — Columbia	Single family - detached	$850	$—	0.9	—	4	—	$944	$—	$213	$—
Maryland — Columbia	Townhomes	1,615	—	0.5	—	12	—	n/a	n/a	135	—

Bridgeland	Single family - detached	8,697	6,190	31.9	24.0	157	122	273	258	55	51

Summerlin	Single family - detached	25,504	—	62.4	—	312	—	409	—	82	—
	Custom lots	—	—	—	—	—	—	—	—	—	—

The Woodlands	Single family - detached	34,341	36,931	96.3	111.0	394	460	357	333	87	80
	Single family - attached	—	988	—	3.5	—	52	—	282	—	19

	Subtotal	$71,007	$44,109	192.0	138.5	879	634
Commercial Land Sales
Summerlin	Not-for-profit	$3,615	$—	16.0	—			226	—

The Woodlands	Office and other	$6,007	$3,804	13.2	10.0			455	380
	Retail	4,697	4,470	7.4	14.7			635	304

	Subtotal	14,319	8,274	36.6	24.7

Total acreage sales revenue		85,326	52,383
Deferred revenue		(2,769)	1,198
Deferred revenue — Woodlands		195	(97)
Special Improvement District revenue		4,028	—
Venture partner’s share of The Woodlands		(21,396)	(21,942)

Total segment land sales revenue		$65,384	$31,542

Total segment land sales revenue		$65,384	$31,542

Less: Real Estate Affiliates land sales revenue		(23,844)	(24,154)

Total land sales revenue — GAAP basis		$41,540	$7,388

In the first six months of 2011 we sold 879 lots, representing 192.0 residential acres as compared to 634 lots, representing 138.5 acres for the first six months of 2010. The majority of the acres sold during the first half of 2011 were from our Summerlin, Bridgeland and Woodlands communities. Our Summerlin community accounts for the majority of the increase as we sold 62.4 more residential acres for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Summerlin sold no residential land during the first half of 2010 due to poor Las Vegas residential market conditions and our decision to not significantly reduce prices to maintain market share. Variances in residential selling prices per lot and acre are principally caused by type of lots sold, its location and intended development density.
Additionally, we sold 36.6 commercial acres in the six months ended June 30, 2011 as compared to 24.7 commercial acres in the six months ended June 30, 2010. The change in price per acre and price per lot for all our communities is largely attributable to selling certain product type in different locations.

Percentage Change in Major Items of Revenues and Expenses

	Six Months Ended June 30,		$ Increase	% Increase
(In thousands)	2011	2010	(Decrease)	(Decrease)
Master Planned Communities (*)
Land sales	$65,384	$31,542	$33,842	107.3%
Other land sale revenues	6,960	6,537	423	6.5
Other rental and property revenues	21,651	19,654	1,997	10.2

Total revenues	93,995	57,733	36,262	62.8
Cost of sales — land	37,438	17,008	20,430	120.1
Land sales operations	17,447	22,329	(4,882)	(21.9)
Rental property operations	18,673	16,668	2,005	12.0
Depreciation and amortization	2,225	2,173	52	2.4
Interest, net	(2,842)	(5,937)	3,095	52.1

Total expenses	72,941	52,241	20,700	39.6

MPC EBT	$21,054	$5,492	$15,562	283.4%

(*)	Our master planned communities segment includes revenues and expenses related to The Woodlands Partnerships, one of our Real Estate Affiliates (Note 1). For a detailed breakdown of EBT, refer to Note 10.
As described above, land sales increased $33.8 million for the six months ended June 30, 2011 as land sales in our Summerlin community increased $30.4 million. Approximately $20.1 million of the six months ended June 30, 2011 sales were related to finished lot sale contracts at Summerlin. Additionally, our Columbia and Bridgeland communities showed a combined increase of $3.8 million which was partially offset by a slight decrease in sales at the Woodlands.
Other rental and property revenue and related property operations increased for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due to the increases in operational costs for certain of The Woodlands operating assets, a majority of which is recoverable from tenants associated with certain of The Woodlands retail and office assets. Also, included in this increase is a $1.0 million reduction in a contingent purchase price obligation relating to Bridgeland.
The cost of sales — land increase of $20.4 million for the six months ended June 30, 2011 is directly related to the increase in land sales and the higher proportion of sales at Summerlin for 2011 compared to no Summerlin sales in the six months ended June 30, 2010. The Summerlin sales in 2011 had a lower margin than the combined Bridgeland and Woodlands sales in 2010. Cost of sales - land is based on our carrying values of the lots sold and varies by community based upon our historical purchase price of the land and cost of improvements made, and to be made, by us, less any impairment charges previously recorded on the land.
Land sales operations decreased $4.9 million for the six months ended June 30, 2011. The primary reason was a $5.7 million reduction in real estate tax expense in Summerlin as a result of a successful tax appeal. This savings was partially offset by increases in other operational costs from all of our communities.
Interest, net reflects the amount of interest expense that is capitalized at the project level. The net benefit or capitalization has decreased $3.1 million as there is less interest expense to capitalize under our current debt structure as compared to the prior year.
In addition to EBT for the Master Planned Communities, management believes that certain members of the investment community measure the value of the assets in this segment based on a computation of their annual contribution to liquidity and capital available for investment. Accordingly, the following table showing MPC Net Contribution for 2011 and 2010 is presented. MPC Net Contribution is defined as MPC EBT, plus MPC cost of sales, provisions for impairment and depreciation and amortization, and reduced by MPC development and acquisitions expenditures including our share of such expenditures by The Woodlands Partnerships. Current period expenditures primarily relate to land expected to be sold in future periods. The improvement in MPC Net Contribution during 2011 compared to 2010 is primarily attributable to increased land sales and the results of efforts to reduce operational costs. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance.
MPC Net Contribution

	Six Months Ended June 30,		$ Increase	% Increase
(In thousands)	2011	2010	(Decrease)	(Decrease)
MPC EBT (*)	$21,054	$5,492	$15,562	283.4%
Plus:
Cost of sales — land	37,438	17,008	20,430	120.1%
Depreciation and amortization	2,225	2,173	52	2.4%
Less:

MPC land/residential development and acquisitions expenditures	(38,019)	(26,235)	(11,784)	(44.9)%

MPC Net Contribution	$22,698	$(1,562)	$24,260	1553.1%

(*)	Our master planned communities segment includes revenues and expenses related to The Woodlands Partnerships, one of our Real Estate Affiliates (Note 1). For a detailed breakdown of EBT, refer to Note 10.
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
Operating Assets NOI and EBT

	Net Operating Income (NOI)
	Six Months Ended June 30,		$ Increase	% Increase
(In thousands)	2011	2010	(Decrease)	(Decrease)
Operating Assets
Ward Centers	$10,819	$11,654	$(835)	(7.2)%
110 N. Wacker	3,060	3,059	1	—
South Street Seaport	1,648	2,165	(517)	(23.9)
Columbia Office Properties	1,708	1,473	235	16.0
Rio West Mall	676	1,036	(360)	(34.7)
Landmark Mall	470	861	(391)	(45.4)
Riverwalk Marketplace	396	722	(326)	45.2
Cottonwood Square	216	260	(44)	(16.9)
Park West	331	167	164	98.2
Other properties	5,127 (*)	397	4,730	1,191.4

Total Operating Assets NOI	24,451	21,794	2,657	12.2

Straight-line and market lease amortization rent	639	450	189	42.0
Provisions for impairment	—	(430)	430	100.0
Depreciation and amortization	(6,124)	(8,162)	2,038	25.0
Interest, net	(372)	(9,014)	8,642	95.9

Operating Assets EBT	$18,594	$4,638	$13,956	300.9%

(*)	Includes $3.9 million dividend from Summerlin Hospital Medical Center.

The $2.7 million aggregate NOI increase for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 is primarily the result of $5.1 million of increased NOI from two assets partially offset by approximately $2.4 million of decreases mostly attributable to five properties. The increases were partially attributable to: (i) a $0.2 million increase in NOI at the Columbia Office Properties as a result of a reduction in the occupancy-related operating costs; and (ii) dividends of $3.9 million from Summerlin Hospital Medical Center received in March of 2011, which are recorded in Income from Real Estate Affiliates. No dividends were received from Summerlin Hospital in 2010.
The NOI decreases were caused by (i) a $0.8 million decrease at Ward Centers due to lower rent from a tenant in liquidation, an increase in bad debt expense and higher utility costs; (ii) South Street Seaport had a $0.5 million decrease in NOI as a result of approximately $0.3 million of dock repairs to Pier 17 in 2011 and approximately $0.2 million in non-recurring special event revenues earned in 2010 from a World Cup soccer promotional event; (iii) Rio West Mall had a decrease in NOI because of lower occupancy and an increase in allocated advertising and marketing compared to NOI in 2010; (iv) Landmark and Riverwalk experienced a combined $0.7 million NOI decrease as a result of lower occupancy and rental concessions granted to certain tenants. In addition, Riverwalk’s comparative NOI was negatively impacted by approximately $0.4 million received in 2010 relating to a rent settlement with a tenant.
Percentage Change in Major Items of Revenues and Expenses

	Six Months Ended June 30,		$ Increase	% Increase
(In thousands)	2011	2010	(Decrease)	(Decrease)
Operating Assets (*)
Minimum rents	$32,470	$32,474	$(4)	—%
Other rental and property revenues	16,294	12,663	3,631	28.7

Total revenues	48,764	45,137	3,627	8.0
Rental property real estate taxes	4,874	5,029	(155)	(3.1)
Rental property maintenance costs	2,694	2,804	(110)	(3.9)
Property operating costs	16,094	14,672	1,422	9.7
Provision for doubtful accounts	12	388	(376)	(96.9)
Provisions for impairment	—	430	(430)	(100.0)
Depreciation and amortization	6,124	8,162	(2,038)	(25.0)
Interest, net	372	9,014	(8,642)	(95.9)

Total expenses	30,170	40,499	(10,329)	(25.5)

Operating Assets EBT	$18,594	$4,638	$13,956	300.9%

(*)	For a detailed breakdown of our Operating Assets segment EBT, refer to Note 10.
Significant variances in major items of revenues and expenses in EBT not explained in the NOI items described immediately above are detailed below.
The $2.0 million decrease in depreciation and amortization for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily due to reduced carrying values for Landmark Mall and Riverwalk Marketplace as a result of fourth quarter 2010 impairment provisions.
Interest, net decreased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily as a result of a principal pay down at 110 N. Wacker in 2010 as part of the Plan (Note 1).

Strategic Developments
Percentage Change in Major Items of Revenues and Expenses

	Six Months Ended June 30,		$ Increase	% Increase
(In thousands)	2011	2010	(Decrease)	(Decrease)
Strategic Developments (*)
Minimum rents	$449	$538	$(89)	(16.5)%
Condominium unit sales	10,424	—	10,424	n/a
Other rental and property revenues	1,145	211	934	442.7

Total revenues	12,018	749	11,269	1504.5
Condominium unit cost of sales	8,252	—	8,252	n/a
Rental and other property operations	4,681	5,057	(376)	(7.4)
Provisions for impairment	—	56	(56)	(100.0)
Depreciation and amortization	117	87	30	34.5
Interest, net	—	14	(14)	(100.0)

Total expenses	13,050	5,214	7,836	150.3

Strategic Developments EBT	$(1,032)	$(4,465)	$3,433	76.9%

(*)	For a detailed breakdown of our Strategic Developments segment EBT, refer to Note 10.
The increases in condominium unit sales and cost of sales for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 is primarily due to sales revenues and costs of sales, respectively, at our Nouvelle at Natick project due to the sale of 23 units in 2011. No condominium unit sales revenues were recognized in the six months ended June 30, 2010 as, pursuant to the Plan, only the unsold units at the Effective Date were distributed to us and therefore, no condominium sales revenues prior to the Effective Date were allocated to us.
The increase in other rental and property revenues for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 is primarily due to the sale of two ancillary parcels of land, aggregating approximately 4.6 acres, at the Kendall Town Center property. The decrease in rental and other property operating expenses is primarily due to a decrease in real estate taxes at our Elk Grove property.
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

Certain Significant Consolidated and Combined Revenues and Expenses

	Six Months Ended June 30,		$ Increase	% Increase
(In thousands)	2011	2010	(Decrease)	(Decrease)
Minimum rents	$33,695	$34,000	$(305)	(0.9)%
Tenant recoveries	9,139	9,252	(113)	(1.2)
Master Planned Community land sales	41,540	7,388	34,152	462.3
Builder price participation	1,118	2,195	(1,077)	(49.1)
Condominium unit sales	10,424	—	10,424	n/a
Other land sale revenues	3,496	2,524	972	38.5
Other rental and property revenues	4,512	4,060	452	11.1
Master Planned Community cost of sales	(24,874)	(3,250)	(21,624)	(665.4)
Master Planned Community land sales operations	(10,213)	(17,347)	7,134	41.1
Condominium unit cost of sales	(8,252)	—	(8,252)	(n/a )
Rental property real estate taxes	(6,426)	(7,029)	603	8.6
Rental property maintenance costs	(3,125)	(3,283)	158	4.8
Property operating costs	(19,065)	(18,201)	(864)	(4.7)
Provision for doubtful accounts	(315)	(357)	42	11.8
General and administrative	(13,591)	(8,996)	(4,595)	(51.1)
Provisions for impairment	—	(486)	486	100.0
Depreciation and amortization	(6,384)	(8,425)	2,041	24.2
Interest income	4,756	59	4,697	7,961.0
Interest expense	—	(1,207)	1,207	100.0
Warrant liability loss	(69,135)	—	(69,135)	n/a
Provision for income taxes	(3,415)	(17,953)	14,538	81.0
Income from Real Estate Affiliates	7,621	5,172	2,449	47.4
Reorganization items	—	(26,614)	26,614	100.0
Discontinued operations — loss on dispositions	—	—	—	100.0

Net loss	$(48,494)	$(48,498)	$4	—%

As described in Note 1, we did not become a public company until November 2010 and did not operate as an entity separate from GGP; therefore our 2010 financial results reflect allocations made by GGP for general and administrative expenses based on actual costs incurred or based upon our percentage of GGP’s total assets and revenues. Since our separation from GGP we have been operating as an independent public company and have been building our organization to analyze, create and implement development plans for our assets. Our general and administrative expenses for the first three and six months of 2011 reflect our public company costs as well as costs relating to increasing the scale and capabilities of our company to develop our assets. As of January 1, March 31 and June 30, 2011, we had 164, 176 and 190 employees, respectively. For the reasons stated above, we believe that our first and second quarter 2011 general and administrative costs are more comparable than with prior year amounts.
For the three months ended June 30, 2011 our general and administrative costs totaled $8.4 million, an increase of $3.2 million compared to $5.2 million for the three months ended March 31, 2011. Approximately $0.9 million of the increase relates to non-cash employee stock option compensation expense recognized in the second quarter 2011 compared to minimal option costs in the first quarter 2011. Please refer to Note 6 for a more complete description of stock options. Incentive compensation accruals for the second quarter 2011 increased by approximately $1.5 million to $2.1 million primarily related to increased staffing levels and a revised estimate for the full year 2011. Quarterly accruals for 2011 incentive compensation are expected to be paid in the first quarter 2012. Other compensation costs, which include salaries and benefits, were increased by $0.8 million to $2.6 million for the second quarter 2011. This increase was also caused by higher staffing levels during the second quarter 2011. Professional and consulting fees increased by approximately $0.6 million to $1.7 million. The increase principally reflects outside consulting costs relating to transitioning to an independent public company. We expect that these costs peaked in the second quarter 2011 and should decline throughout the remainder of the year. These increases were partially offset by $0.6 million of lower travel costs in the second quarter 2011 compared to the first quarter 2011. The first quarter 2011 general and administrative expenses included a $0.9 million one-time expense reimbursement (a majority of which were classified as travel expense) relating to our CEO’s employment agreement. For a more complete description of this item, please refer to Note 9.

Our third quarter 2011 results will include, on a consolidated basis, the results of The Woodlands Partnerships, which as of July 1, 2011 are wholly-owned by us. For the three and six months ended June 30, 2011, The Woodlands had $1.3 million and $3.4 million, respectively, of general and administrative expenses. For the first six months of 2011, we accounted for our investments in The Woodlands Partnerships as a non-consolidated equity investment.
The decrease in depreciation and amortization for the six months ended June 30, 2011 primarily results from the decrease in the carrying amount of buildings and equipment due to the impairment charges recorded in 2010 as well as write-offs of tenant allowances and assets becoming fully amortized in 2010 and 2011.
The decrease in the provision for income taxes for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily due to higher FIN 48 interest expense relating to the increased uncertain tax position liability recorded for the six months ended June 30, 2010 as a result of a change in facts or circumstances during that period. Other significant changes in deferred tax elements, including valuation amounts, with respect to certain of our Master Planned Communities and Strategic Developments assets during the six months ended June 30, 2011 contributed to the decrease in the provision for income taxes.
Warrant liability loss in 2011 is due to the change in estimated value of the Sponsors Warrants and Management Warrants (Note 1) during the six months ending June 30, 2011. No such adjustment was recorded in the six months ended June 30, 2010 as such warrants were not issued until November 2010 and February 2011.
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
Liquidity and Capital Resources
Our primary sources of cash for 2011 includes cash flow from land sales in our Master Planned Communities segment, cash generated from our operating assets, net proceeds from asset sales and first mortgage financings secured by our assets. Our primary uses of cash include working capital, overhead, debt repayment, property improvements pre-development and development costs. Additionally, by December 1, 2011, the Company expects to fund with cash on hand the $117.5 million acquisition of its partner’s interest in The Woodlands Partnership (See Note 3). We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing contracted obligations, including the $117.5 million acquisition of The Woodlands Partnership interest, and anticipated ordinary course operating expenses for at least the next twelve months. The pursuit of development and redevelopment opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding. We intend to raise this additional funding with a mix of construction, bridge and long-term financings and by entering into joint venture arrangements.
In March 2011, The Woodlands Partnerships refinanced certain of its debt by entering into a $270 million credit facility which matures in 2014 and a $36.1 million financing which matures in 2012. As of June 30, 2011, our consolidated debt was $306.7 million and our share of the debt of our Real Estate Affiliates aggregated $126.0 million.
As another illustration of our liquidity, the following table summarizes our Net Debt on a segment basis. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share and based on outstanding principle balances, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and Special Improvement District receivable. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

Segment Basis Net Debt

	Master					Non-	Total
	Planned		Operating	Strategic	Segment	Segment	June 30,
Segment Basis (a)	Communities		Assets	Developments	Totals	Amounts	2011
(In thousands)
Mortgages, notes and loans payable	$200,194	(b)	$239,086	$5,010	$444,290	$—	$444,290
Less: Cash and cash equivalents	(26,874	)(c)	(63,657)	—	(90,531)	(196,260)	(286,791)
Special Improvement
District receivable	(45,089)		—	—	(45,089)	—	(45,089)
Municiple Utility District receivable	(66,028	)(d)	—	—	(66,028)	—	(66,028)

Net debt	$62,203		$175,429	$5,010	$242,642	$(196,260)	$46,382

(a)	Refer to Note 10 — Segments in the Notes to the Condensed Consolidated and Combined Financial Statements.

(b)	Includes our $126.0 million share of debt of our Real Estate Affiliates.

(c)	Includes our $10.8 million share of cash and cash equivalents of our Real Estate Affiliates.

(d)	Includes our $26.2 million share of MUD receivable of our Real Estate Affiliates.
As discussed in Note 3 to the Condensed Consolidated and Combined Financial Statements, on July 1, 2011 we acquired our partner’s interest in The Woodlands for $117.5 million of total consideration, consisting of $20.0 million cash paid at closing and a $97.5 million non-interest bearing note due December 1, 2011. The following “Adjusted Segment Basis Net Debt Table” computes our net debt, using outstanding principal balances of debt as of, and assuming the acquisition of our partner’s interest occurred on, June 30, 2011.
Adjusted Segment Basis Net Debt

	Master					Non-	Total
	Planned		Operating	Strategic	Segment	Segment	June 30,
Adjusted Segment Basis (a)	Communities		Assets	Developments	Totals	Amounts	2011
(In thousands)
Mortgages, notes and loans payable	$511,950	(b)	$239,086	$5,010	$756,046	$—	$756,046
Less: Cash and cash equivalents	(21,530	) (c)	(63,657)	—	(85,187)	(196,260)	(281,447)
Special Improvement
District receivable	(45,089)		—	—	(45,089)	—	(45,089)
Municiple Utility District receivable	(101,505	) (d)	—	—	(101,505)	—	(101,505)

Net debt	$343,826		$175,429	$5,010	$524,265	$(196,260)	$328,005

(a)	Refer to Note 10 — Segments in the Notes to the Condensed Consolidated and Combined Financial Statements.

(b)	Includes $97.5 million of The Woodlands acquisition debt, $296.5 million of consolidated and $43.8 million proportionate share non-consolidated joint venture debt of The Woodlands.

(c)	Includes $25.5 million of The Woodlands cash less $20.0 million cash paid for acquisition.

(d)	Includes $61.7 million of The Woodlands MUD receivable.
Summary of Cash Flows
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities was $17.0 million for the six months ended June 30, 2011 and $(51.2) million for the six months ended June 30, 2010. The improvement in cash provided by operating activities during 2011 is primarily related to increased land sales in the MPC segment as well as lower interest paid.
Cash used for Land/residential development and acquisitions expenditures was $33.2 million for the six months ended June 30, 2011, a decrease from $30.6 million for the six months ended June 30, 2010.
Net operating cash provided by our Real Estate Affiliates was $4.1 million in 2011 primarily due to the $3.9 million dividends received from our Summerlin Hospital Medical Center cost basis investment whereas no such dividends were received in 2010.

Net cash provided by (used in) certain assets and liabilities, including accounts and notes receivable, prepaid expense and other assets, deferred expenses, and accounts payable and accrued expenses and deferred tax liabilities was a use of operating cash of approximately $(3.1) million in 2011 and a source of operating cash of $21.4 million in 2010. Accounts payable and accrued expenses and deferred tax liabilities provided approximately $24.5 million of operating cash in 2010 as payments of a majority of amounts due were delayed until after the November 2010 bankruptcy emergence of the Predecessors (Note 1).
Cash Flows from Investing Activities
Net cash used in investing activities was $18.6 million for the six months ended June 30, 2011 and $37.1 million for the six months ended June 30, 2010.
Cash used for acquisition/development of real estate and property additions/improvements was $18.6 million for the six months ended June 30, 2011, a decrease from $37.1 million for the six months ended June 30, 2010.
Cash Flows from Financing Activities
Net cash used by financing activities was $7.1 million for the six months ended June 30, 2011 compared to cash provided by financing operations of $88.1 million for the six months ended June 30, 2010.
Cash provided by financing activities of $29.0 million resulted from the mortgage financing secured by the 110 N. Wacker Drive office building located in Chicago, Illinois (See Note 4).
Principal payments on mortgages, notes and loans payable, including the refinancing of the 110 N. Wacker debts, were $38.0 million for the six months ended June 30, 2011 and $2.5 million for the six months ended June 30, 2010. The 2011 amount also includes $5.0 million relating to contingent purchase price obligation at our Bridgeland MPC. In addition, through the second quarter of 2010, we received contributions from GGP of $90.7 million.
Seasonality
Our Master Planned Communities segment and Strategic Developments segment are not subject to significant seasonal variations. Rental income recognized is higher during the second half of the year for the retail properties within our Operating Assets segment because occupancies for short-term tenants increase during such period. In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts, which are most commonly achieved in the fourth quarter. As a result, revenue production for rental income is generally highest in the fourth quarter of each year.
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
REIT Requirements
In order for Ward to remain qualified as a REIT for federal income tax purposes, Ward must distribute or pay tax on 100% of its capital gains and distribute at least 90% of our ordinary taxable income to its stockholders, including us. See Note 5 for more detail on Ward’s ability to remain qualified as a REIT.
Recently Issued Accounting Pronouncements
See Note 1 to the Condensed Consolidated and Combined Financial Statements.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as provided below, there have been no significant changes in the market risks described in our Annual Report.
The Company is exposed to market risk from changes in the variable interest rate based on LIBOR incurred on the Company’s $29.0 million first mortgage financing. As described in Note 4, we have entered into an interest rate swap contract which effectively fixes the Company’s net interest rate to a fixed rate of 5.21% on the $29.0 million first mortgage financing. As of June 30, 2011, the fair value of the swap was $0.7 million.

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
There are no material changes to the risk factors previously disclosed in our Annual Report, with the exception of the additional risk factor discussed below.
Acquisition of The Woodlands
On July 1, 2011, we completed the acquisition of our venture partner’s 57.5% legal interest in The Woodlands Partnerships for $117.5 million. We now own 100% of the The Woodlands Partnerships and expect to integrate its organization into our Company. If we are unable to effectively integrate its organization with ours, our business may be negatively affected.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 5	OTHER INFORMATION
None

ITEM 6	EXHIBITS
The Exhibit Index following the signature page to the Quarterly Report lists the exhibits furnished as required by Item 601 of Regulation S-K and is incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation. (Registrant)
Date: August 9, 2011	By:	/s/ Andrew C. Richardson
Andrew C. Richardson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Separation Agreement, dated November 9, 2010, between The Howard Hughes Corporation and General Growth Properties, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

2.2	Partnership Interest Purchase Agreement dated as of June 20, 2011 among TWC Commercial Properties, LLC, TWC Commercial Properties, LP, TWC Operating, LLC, TWC Operating, LP, TWC Land Development, LLC, TWC Land Development, LP and MS TWC, Inc., MS/TWC Joint Venture (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed July 5, 2011)

3.1	Amended and Restated Certificate of Incorporation of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

3.2	Amended and Restated Bylaws of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.1	Transition Services Agreement, dated November 9, 2010, between The Howard Hughes Corporation, GGP Limited Partnership and General Growth Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.2	Reverse Transition Services Agreement, dated November 9, 2010, between The Howard Hughes Corporation, GGP Limited Partnership and General Growth Management, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.3	Employee Matters Agreement, dated November 9, 2010, between The Howard Hughes Corporation, GGP Limited Partnership and General Growth Management, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.4	Employee Leasing Agreement, dated November 9, 2010, between The Howard Hughes Corporation, GGP Limited Partnership and General Growth Management, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.5	Tax Matters Agreement, dated November 9, 2010, between The Howard Hughes Corporation and General Growth Properties, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.6	Surety Bond Indemnity Agreement, dated November 9, 2010, between The Howard Hughes Corporation and General Growth Properties, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.7	Form of indemnification agreement for directors and certain executive officers of The Howard Hughes Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.8	Warrant Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.9	Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Brookfield Retail Holdings LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.10	Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and The Fairholme Fund and Fairholme Focused Income Fund (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.11	Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.12	Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and M.B. Capital Partners, M.B. Capital Partners III and M.B. Capital Units LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.13	Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-D LLC, Brookfield Retail Holdings V LP and Brookfield US Retail Holdings LLC (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.14	Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and The Fairholme Fund and Fairholme Focused Income Fund (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.15	Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P., Blackstone Real Estate Partners VI L.P., Blackstone Real Estate Partners (AIV) VI L.P., Blackstone Real Estate Partners VI.F L.P., Blackstone Real Estate Partners VI.TE.1 L.P., Blackstone Real Estate Partners VI.TE.2 L.P., Blackstone Real Estate Holdings VI L.P., and Blackstone GGP Principal Transaction Partners L.P. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.17*	The Howard Hughes Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.18*	Form of Restricted Stock Agreement for Nonemployee Directors under The Howard Hughes Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed April 7, 2011)

10.22*	Employment Agreement, dated as of November 22, 2010, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.23*	Warrant Purchase Agreement, dated November 22, 2010, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.24*	Employment Agreement, dated as of November 22, 2010, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.25*	Warrant Purchase Agreement, dated November 22, 2010, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.26*	Employment Agreement, dated as of February 25, 2011, between The Howard Hughes Corporation and Andrew C. Richardson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 3 2011)

10.27*	Warrant Purchase Agreement, dated February 25, 2011, between The Howard Hughes Corporation and Andrew C. Richardson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 3, 2011)

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract, compensatory plan or arrangement

**	New exhibit filed with this report.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2011. The registrant agrees to furnish a copy of such agreements to the SEC upon request.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Consolidated and Combined Statements of Equity for the six months ended June 30, 2011 and 2010, and (iv) the Consolidated and Combined Statements of Cash Flows for the six months ended June 30, 2011 and 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.