Form 10-Q
period 2011-09-30
Howard Hughes Corp
filed 2011-11-10
CIK 1498828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 001-34856
THE HOWARD HUGHES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4673192

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
13355 Noel Road, 22nd Floor, Dallas, Texas 75240
(Address of principal executive offices, including zip code)
(214) 741-7744
(Registrant’s telephone number, including area code)
N / A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☑Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The number of shares of Common Stock, $0.01 par value, outstanding on November 5, 2011 was 37,942,107.

THE HOWARD HUGHES CORPORATION
INDEX

PAGE
NUMBER
Part I FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010	4

Condensed Consolidated and Combined Statements of Equity for the nine months ended September 30, 2011 and 2010	5

Condensed Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	6

Notes to Condensed Consolidated and Combined Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3: Quantitative and Qualitative Disclosures about Market Risk	48

Item 4: Controls and Procedures	48

Part II OTHER INFORMATION

Item 1: Legal Proceedings	49

Item 1A: Risk Factors	49

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3: Defaults Upon Senior Securities	49

Item 5: Other Information	49

Item 6: Exhibits	49

SIGNATURE	50

EXHIBIT INDEX	51
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2011	2010
	(In thousands, except share amounts)
Assets:
Investment in real estate:
Master Planned Community assets	$1,611,125	$1,350,648
Land	259,557	180,976
Buildings and equipment	523,871	343,006
Less accumulated depreciation	(94,771)	(83,390)
Developments in progress	190,287	293,403

Net property and equipment	2,490,069	2,084,643
Investment in Real Estate Affiliates	61,214	149,543

Net investment in real estate	2,551,283	2,234,186
Cash and cash equivalents	293,363	284,682
Accounts receivable, net	15,555	8,154
Municipal Utility District receivables	110,054	28,103
Notes receivable, net	39,141	38,954
Tax indemnity receivable, including interest	329,668	323,525
Deferred expenses, net	7,899	6,619
Prepaid expenses and other assets	130,013	98,484

Total assets	$3,476,976	$3,022,707

Liabilities:
Mortgages, notes and loans payable	$708,172	$318,660
Deferred tax liabilities	72,339	78,680
Warrant liabilities	128,586	227,348
Uncertain tax position liability	146,985	140,076
Accounts payable and accrued expenses	122,079	78,836

Total liabilities	1,178,161	843,600

Commitments and Contingencies

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized,	—	—
37,942,107 shares issued and outstanding as of September 30, 2011 and	—	—
37,904,506 shares issued and outstanding as of December 31, 2010	379	379
Additional paid-in capital	2,710,536	2,708,036
Accumulated deficit	(412,754)	(528,505)
Accumulated other comprehensive loss	(4,399)	(1,627)

Total stockholders’ equity	2,293,762	2,178,283
Noncontrolling interests	5,053	824

Total equity	2,298,815	2,179,107

Total liabilities and equity	$3,476,976	$3,022,707

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Consolidated)	(Combined)	(Consolidated)	(Combined)
	(In thousands, except per share amounts)
Revenues:
Master Planned Community land sales	$33,246	$7,297	$74,786	$14,686
Builder price participation	2,145	1,148	3,263	3,343
Minimum rents	19,403	16,349	53,098	50,349
Tenant recoveries	5,399	4,637	14,538	13,891
Condominium unit sales	9,071	—	19,495	—
Resort and conference center revenues	7,200	—	7,200	—
Other land revenues	3,886	1,589	7,382	4,112
Other rental and property revenues	6,540	1,440	11,051	5,500

Total revenues	86,890	32,460	190,813	91,881

Operating Expenses:
Master Planned Community cost of sales	27,035	3,751	51,909	7,001
Master Planned Community operations	7,398	6,306	17,611	23,653
Rental property real estate taxes	1,639	4,131	8,064	11,161
Rental property maintenance costs	2,341	1,484	5,467	4,766
Condominium unit cost of sales	5,470	—	13,723	—
Resort and conference center operations	6,352	—	6,352	—
Other property operating costs	16,964	8,994	36,028	27,195
Provision for doubtful accounts	275	744	590	1,101
General and administrative	9,990	3,467	23,581	12,463
Provisions for impairment	—	92	—	578
Depreciation and amortization	7,208	4,109	13,592	12,535

Total operating expenses	84,672	33,078	176,917	100,453

Operating income (loss)	2,218	(618)	13,896	(8,572)

Interest income	2,341	59	7,097	118
Interest expense	—	(681)	—	(1,888)
Early extinguishment of debt	(11,305)	—	(11,305)	—
Warrant liability gain	169,897	—	100,762	—
Investment in real estate affiliate basis adjustment	(6,053)	—	(6,053)	—
Equity in earnings from Real Estate Affiliates	166	1,222	7,787	6,394

Income (loss) before taxes and reorganization items	157,264	(18)	112,184	(3,948)
Benefit (provision) for income taxes	7,760	350	4,344	(17,603)

Reorganization items	—	(16,515)	—	(43,129)

Net income (loss)	165,024	(16,183)	116,528	(64,680)
Net income attributable to noncontrolling interests	(729)	(47)	(777)	(121)

Net income (loss) attributable to common stockholders	$164,295	$(16,230)	$115,751	$(64,801)

Basic Income (Loss) Per Share:	$4.33	$(0.43)	$3.05	$(1.72)
Diluted Income (Loss) Per Share:	$(0.14)	$(0.43)	$0.38	$(1.72)

Comprehensive Income (Loss), Net of Tax:
Net income (loss)	$165,024	$(16,183)	$116,528	$(64,680)
Other comprehensive income (loss):
Interest rate swap (a)	(2,024)	—	(2,772)	—
Pension plan adjustment	—	88	—	188

Other comprehensive income (loss)	(2,024)	88	(2,772)	188

Comprehensive income (loss)	163,000	(16,095)	113,756	(64,492)
Comprehensive income attributable to noncontrolling interests	(729)	(47)	(777)	(121)

Comprehensive income (loss) attributable to common stockholders	$162,271	$(16,142)	$112,979	$(64,613)

(a)	Net of deferred tax expense of $1.1 million during both the three and nine months ended September 30, 2011.
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(UNAUDITED)

					Accumulated	Noncontrolling
		Additional			Other	Interests in
	Common	Paid-In	Accumulated	GGP	Comprehensive	Consolidated	Total
(In thousands)	Stock	Capital	Deficit	Equity	Income (Loss)	Ventures	Equity
Balance, January 1, 2010	$—	$—	$—	$1,504,364	$(1,744)	$900	$1,503,520
Net income (loss)	—	—	—	(64,801)	—	121	(64,680)
Distributions to noncontrolling interests	—	—	—	—	—	(218)	(218)
Other comprehensive income	—	—	—	—	188	—	188
Contributions from GGP, net	—	—	—	101,294	—	—	101,294

Balance, September 30, 2010	$—	$—	$—	$1,540,857	$(1,556)	$803	$1,540,104

Balance, January 1, 2011	$379	$2,708,036	$(528,505)	$—	$(1,627)	$824	$2,179,107
Net income	—	—	115,751	—	—	777	116,528
Adjustment to noncontrolling interests	—	—	—	—	—	3,452	3,452
Other comprehensive loss	—	—	—	—	(2,772)	—	(2,772)
Stock plan activity	—	2,500	—	—	—	—	2,500

Balance, September 30, 2011	$379	$2,710,536	$(412,754)	$—	$(4,399)	$5,053	$2,298,815

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(Consolidated)	(Combined)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$116,528	$(64,680)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in earnings from Real Estate Affiliates	(3,727)	(6,394)
Distributions received from Real Estate Affiliates	34	—
Investment in Real Estate Affiliate basis adjustment	6,053	—
Provision for doubtful accounts	590	1,101
Depreciation	11,235	11,012
Amortization	2,357	1,523
Amortization (accretion) of deferred financing costs and debt market rate adjustments	393	1,600
Amortization of intangibles other than in-place leases	(1,205)	144
Straight-line rent amortization	(1,223)	(574)
Restricted stock and stock option amortization	2,500	—
Warrant liability adjustment	(100,762)	—
Provisions for impairment	—	578
Real estate acquisition and development expenditures	(65,813)	(39,115)
Master Planned Community and condominium cost of sales	65,359	7,089
Reorganization items	—	(1,569)
Net changes*:
Accounts and notes receivable	(1,822)	9,383
Prepaid expenses and other assets	(5,754)	4,132
Deferred expenses	(872)	(1,426)
Accounts payable and accrued expenses and deferred tax liabilities	(46)	16,529
Other, net	(1,873)	168

Cash provided by (used in) operating activities	21,952	(60,499)

Cash Flows from Investing Activities:
Cash acquired from The Woodlands acquisition, net of cash consideration	5,493	—
Real estate and property expenditures	(25,015)	(71,069)
Reimbursement for infrastructure improvements from municipality	5,560	—
Proceeds from dispositions	1,130	—
Investments in Real Estate Affiliates	—	(10)

Cash used in investing activities	(12,832)	(71,079)

Cash Flows from Financing Activities:
Change in GGP investment, net	—	137,411
Proceeds from issuance of mortgages, notes and loans payable	241,644	—
Principal payments on mortgages, notes and loans payable	(241,148)	(4,697)
Finance costs related to emerged entities	—	(1,311)
Deferred financing costs	(2,935)	—
Proceeds from issuance of Warrants	2,000	—
Distributions to noncontrolling interests	—	(218)

Cash (used in) provided by financing activities	(439)	131,185

Net change in cash and cash equivalents	8,681	(393)
Cash and cash equivalents at beginning of period	284,682	3,204

Cash and cash equivalents at end of period	$293,363	$2,811

Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,272	$14,831
Interest capitalized	16,687	15,443
Reorganization items paid	—	46,009

Non-Cash Investing and Financing Transactions:
Reduction in investments in Real Estate Affiliates due to The Woodlands’ acquisition	(128,764)	—
Acquisition note related to The Woodlands (See Note 5)	96,500	—
Debt assumed from The Woodlands acquisition (See Note 1)	296,695	—
Prepetition liabilities funded by GGP	3,323	—
Mortgage debt market rate adjustment related to emerged entities	—	2,382
Other non-cash GGP equity transactions	—	(36,117)

(*)	As a result of The Woodlands acquisition and consolidation, changes in certain accounts cannot be derived from the balance sheet because these changes are non-cash related (See Note 1).
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED & COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the SEC. Such condensed consolidated and combined financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to the Company’s (as defined below) audited Consolidated and Combined Financial Statements for the year ended December 31, 2010 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2010. Capitalized terms used, but not defined in this Quarterly Report have the same meanings as in the Annual Report.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim periods ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full fiscal year. In addition, certain amounts in the 2010 Combined Financial Statements have been reclassified to conform to the current period presentation. Management has evaluated all material events occurring subsequent to the date of the consolidated financial statements up to the date and time this Quarterly Report is filed.
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
The accompanying consolidated balance sheets at September 30, 2011 and December 31, 2010 reflect the consolidation of HHC and its subsidiaries, as of such date, with all significant intercompany balances and transactions eliminated. The accompanying combined financial statements for the periods prior to the Separation have been prepared in accordance with GAAP on a carve-out basis from the consolidated financial statements of GGP using the historical results of operations and the basis of the assets and liabilities of the transferred businesses as well as allocations from GGP. This presentation incorporates the same accounting principles used when preparing consolidated financial statements, including elimination of intercompany transactions. The presentation also includes the accounts of the HHC Businesses in which we have a controlling interest. The noncontrolling equity holders’ share of the assets, liabilities and operations are reflected in noncontrolling interests within permanent equity of the Company. The statement of equity and statement of cash flows for the nine months ended September 30, 2010 and the statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2010 are presented on a carve out basis. The statement of equity and statements of cash flows for the nine months ended September 30, 2011 and the statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2011 are presented on a consolidated basis.

As discussed above, we were formed for the purpose of receiving, via a tax-free distribution, certain assets and assuming certain liabilities of the Predecessors pursuant to the Plan. We conducted no business and had no separate material assets or liabilities until the Separation was consummated. No previous historical financial statements for the HHC Businesses have been prepared and, accordingly, our combined financial statements for the three and nine months ended September 30, 2010 were derived from the books and records of GGP and were carved-out from GGP at carrying values reflective of such historical cost. Our historical financial results reflect allocations for certain corporate expenses which include, but are not limited to, costs related to property management, human resources, security, payroll and benefits, legal, corporate communications, information services and restructuring and reorganizations. Costs of the services (approximately $1.7 million and $7.4 million, for the three and nine months ended September 30, 2010, respectively) that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly the Company’s percentage of GGP’s adjusted revenue and assets and the number of properties. We believe these allocations are reasonable; however, these results do not reflect what our expenses would have been had the Company been operating as a separate, stand-alone public company for such period. In addition, the HHC Businesses were operated as subsidiaries of GGP, which operated as a real estate investment trust during such period. We operate as a taxable corporation. The historical combined statement of equity and statement of cash flows presented for the nine months ended September 30, 2010, and the statement of operations and comprehensive income (loss) presented for the three and nine months ended September 30, 2010 therefore are not indicative of the results of operations, or cash flows that would have been obtained if we had been an independent, stand-alone entity during such period. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results that can be expected for the full year.
As of September 30, 2011, our assets, including the assets associated with The Woodlands acquisition as discussed below, consisted of the following:
•	four master planned communities (“MPCs”);

•	twenty-six operating assets; and

•	seventeen strategic developments.
Our ownership interests in properties in which we own a controlling interest are combined for the period from January 1, 2010 through September 30, 2010 and consolidated for the period from January 1, 2011 through September 30, 2011 under GAAP, with the non-controlling interests in such consolidated or combined ventures reflected as components of equity.
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
Acquisition
On July 1, 2011, we acquired for $117.5 million our partner’s 47.5% economic interest (represented by a 57.5% legal interest) in TWCPC Holdings, L.P., the Woodlands Operating Company, L.P. and TWLDC, Holdings, L.P. (collectively referred to as “The Woodlands”), located near Houston, Texas. The Company made the acquisition so that it can control attractive residential and commercial assets and to internalize The Woodlands platform to benefit our MPC business. As a result of the acquisition, we now consolidate The Woodlands operations and our consolidated financial statements are therefore not comparable to prior periods. Please refer to Note 12 — Segments, for a presentation of the results as if we owned 100% of the Woodlands, for all periods presented.
On its acquisition date, The Woodlands had approximately 1,324 acres of unsold residential land, representing approximately 4,395 lots, and approximately 962 acres of unsold land for commercial use. The Woodlands also has full or partial ownership interests in commercial properties totaling approximately 434,328 square feet of office space, 203,282 square feet of retail and service space, 865 rental apartment units, and also owns and operates a 440-room conference center facility and a 36-hole country club. We paid $20.0 million in cash at closing and the remaining $97.5 million of the purchase price is represented by a non-interest bearing promissory note due December 1, 2011. There was no contingent consideration related to this acquisition. We intend to repay the note at maturity with cash on hand.
The assets and liabilities of The Woodlands were consolidated into our financial statements at fair value as of the acquisition date according to the following methodologies:
•	The fair values of the Master Planned Community assets which consist of residential and commercial land held for development and sale were determined using a discounted cash flow analysis.

•	The fair values of the commercial and retail assets acquired, consisting of land and buildings, were determined by valuing each property as if it were vacant, and the “as-if-vacant” value was then allocated between land and buildings. The ‘as-if-vacant” values were derived by estimating the value of each property assuming it was generating stabilized cash flows using market lease, capitalization and discount rates based on recent comparable market transactions, reduced by the estimated lease-up and carrying costs the Company would incur to achieve stabilized cash flow if the property were vacant. The buildings are depreciated over the estimated useful life of 40 years using the straight-line method.

•	The values of above-market and below-market in-place leases of The Woodlands operating assets were based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates, measured over the remaining non-cancelable lease term. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the lease term.

•	The estimated fair values of in-place leases included an estimate of carrying costs during the expected lease-up periods assuming the building was vacant, the estimated tenant improvement and leasing costs to acquire the leases, and an estimate of the lost net revenue during the lease-up period.

•	The fair value of working capital items such as cash, Municipal Utility District receivables, prepaid expenses, accounts payable and accrued expenses was determined based on the carrying value due to the short term nature of such items.

•	The debt assumed was primarily variable rate debt and fixed rate debt with short term maturities therefore, the carrying value was assumed to be the fair value.
On July 1, 2011, the acquisition date, we consolidated $591.5 million of assets and $342.7 million of liabilities relating to The Woodlands. Consolidation of The Woodlands net assets resulted in a $3.9 million after-tax loss on the remeasurement relating to our existing 52.5% economic interest which had a $134.8 million net book value at June 30, 2011. The loss is recorded in the Investment in real estate affiliate basis adjustment line on our consolidated and combined statements of operations and Comprehensive Income (Loss). For periods prior to July 1, 2011, our investment in The Woodlands was accounted for using the equity method. This business combination did not represent a significant acquisition of assets under the SEC rules.
The following table summarizes amounts recorded for the assets acquired and liabilities assumed at the acquisition date. Such amounts are subject to change pending completion of fair value allocations:

Master Planned Community Assets	$274,638
Land	69,758
Buildings and Equipment	80,130
Investments in Real Estate Affiliates	42,932
Cash	25,492
Accounts receivable	7,661
Notes receivable	3,189
Municipal Utility District receivables	61,700
Other assets	25,968

Total assets	591,468

Mortgages, notes and loans payable	(296,695)
Accounts payable and accrued expenses	(45,995)
Noncontrolling interests	(3,515)

Total liabilities and noncontrolling interests	(346,205)

Total identifiable net assets	$245,263

Included in the consolidated statement of operations since the acquisition date are revenues of $40.3 million and a net loss of $7.9 million for the quarter ended September 30, 2011. The net loss includes the impact of purchase accounting adjustments, including an $8.6 million increase in cost of sales to reflect the step-up in basis of finished lot inventory sold during the three months ended September 30, 2011.
Pro Forma Information
The following pro forma information for the nine months ended September 30, 2011 and 2010 was prepared as if The Woodlands acquisition had occurred as of the beginning of such period:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
	(in thousands)
Total Revenues	$276,240	$203,734
Net income (loss)	112,393	(76,524)
Pro forma adjustments were made for: (1) purchase accounting, including: (a) depreciation for the step-up in basis for property, plant and equipment; (b) amortization of in-place and above/below market leases; (c) increase in Land cost of sales for step-up in land basis for finished lots subsequently sold and (d) elimination of amortization of deferred financing costs, prepaid commissions and profits previously deferred and; (2) reductions in interest expense which is capitalizable in accordance with the Company’s interest capitalization policy.
The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition occurred as of the beginning of the period presented, nor is it necessarily indicative of future results.
Investment in Real Estate
Real estate assets are stated at cost, including acquisition cost, less any provisions for impairments. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized. Real estate taxes and interest costs incurred during construction periods are also capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. As of September 30, 2011, we have approximately 14,000 remaining saleable acres within our master planned communities, including The Woodlands.
Pre-development costs, that generally include legal and professional fees and other directly-related third-party costs associated with specific development properties, are capitalized as part of the property being developed. In the event that management no longer has the ability or intent to complete a development, the costs previously capitalized are expensed (see also our impairment policies below).
Tenant improvements relating to our operating assets, either paid directly or in the form of construction allowances paid to tenants, are capitalized and depreciated over the shorter of their economic lives or the lease term. Maintenance and repairs are charged to expense when incurred. Expenditures for significant improvements are capitalized.
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
No impairment provisions were recorded in the three and nine months ended September 30, 2011 and approximately $0.1 million and $0.6 million, respectively, of impairment provisions, on predevelopment costs at certain of our Strategic Development properties, were recorded in the three and nine months ended September 30, 2010. As of September 30, 2011, no additional impairments were taken because we believe that the carrying amounts are recoverable. Despite this conclusion, additional impairment charges in the future could result if our plans regarding our assets change and/or economic conditions deteriorate. We can provide no assurance that material impairment charges with respect to Master Planned Community assets, Operating Assets, Strategic Developments, Real Estate Affiliates or Developments in progress will not occur in future periods. Accordingly, we will continue to monitor circumstances and events in future periods to determine whether additional impairments are warranted.
Municipal Utility District — Receivables
In Houston, Texas, certain development costs are reimbursable through the creation of Municipal Utility Districts (“MUD”s) and Water Control and Improvement Districts, which are separate political subdivisions authorized by Article 16, Section 59 of the Texas Constitution and governed by the Texas Commission on Environmental Quality (“TCEQ”). MUDs are formed to provide municipal water, waste water, drainage services, recreational facilities and roads to those areas where they are currently unavailable through the regular city services. Typically, the developer advances funds for the creation of the facilities, which must be designed, bid and constructed in accordance with the City of Houston’s and TCEQ requirements. The developer initiates the MUD process by filing the applications for the formation of the MUD, and once the applications have been approved, a board of directors is elected for the MUD and given the authority to issue ad valorem tax bonds and the authority to tax residents. The MUD board authorizes and approves all MUD development contracts and pay estimates. The Company estimates the costs it believes will be eligible for reimbursement and classifies them as MUD receivables. MUD bond sale proceeds are used to reimburse the developer for its construction costs, including interest. MUD taxes are used to pay the debt service on the bonds and the operating expenses of the MUD. The Company has not incurred any debt relating to the MUDs.
Warrants
As described above, on the Effective Date, we issued warrants to purchase 8.0 million shares of our common stock to certain of the sponsors of the Plan (the “Sponsors Warrants”) with an estimated initial value of approximately $69.5 million. The initial exercise price for the warrants of $50.00 per share is subject to adjustment for future stock dividends, splits or reverse splits of our common stock or certain other events. Approximately 6.1 million warrants are immediately exercisable and approximately 1.9 million warrants are exercisable upon 90 days prior notice for the first 6.5 years after issuance and exercisable without notice any time thereafter. The Sponsors Warrants expire on November 9, 2017.
In November 2010 and February 2011, the Company entered into certain warrant agreements (the “Management Warrants”) with David R. Weinreb, our Chief Executive Officer, Grant Herlitz, our President, and Andrew C. Richardson, our Chief Financial Officer, in each case prior to his appointment to such position. The Management Warrants representing 2,862,687 underlying shares were issued pursuant to such agreements at fair value in exchange for approximately $19.0 million in cash from such executives at the commencement of their respective employment. Mr. Weinreb and Mr. Herlitz’s warrants have exercise prices of $42.23 per share and Mr. Richardson’s warrant has an exercise price of $54.50 per share. Generally, the Management Warrants become exercisable in November 2016 and expire by February 2018.
The aggregate estimated $128.6 million and $227.3 million fair values for the Sponsors Warrants and Management Warrants as of September 30, 2011 and December 31, 2010, respectively, have been recorded as a liability because the holders of these warrants could require HHC to settle such warrants in cash upon a change of control. Such fair values were estimated using an option pricing model and level 3 inputs due to the unavailability of comparable market data. Changes in the fair value of the Sponsors Warrants and the Management Warrants are recognized in earnings and, accordingly, warrant liability gains reflecting decreases in value of approximately $169.9 million and $100.8 million, were recognized for the three and nine months ended September 30, 2011, respectively.
Revenue Recognition and Related Matters
Revenues from land sales are recognized using the full accrual method if certain criteria provided by GAAP relating to the terms of the transactions and our subsequent involvement with the land sold are met. Revenues relating to transactions that do not qualify for the full accrual method are deferred and recognized using the installment or cost recovery methods. Revenue related to builder participation rights is recognized when collected.
Cost of land sales is determined as a specified percentage of land sales revenues recognized for each community development project. These cost ratios are based on actual costs incurred and estimates of future development costs and sales revenues to completion of each project. The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans. Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. For certain parcels of land, however, the specific identification method is used to determine cost of sales including acquired parcels that we do not intend to develop or for which development was complete at the date of acquisition. Expenditures in our MPC business to develop land for sale are classified as an operating activity under real estate acquisition and development expenditures in our condensed consolidated and combined statements of cash flows.
Nouvelle at Natick is a 215 unit residential condominium project, located in Natick, Massachusetts. Pursuant to the Plan, only the unsold units on the Effective Date were distributed to us and no deferred revenue or sales proceeds from unit closings prior to the Effective Date were allocated to us. As of September 30, 2011, nine units were unsold, of which four are under contract for sale. Income related to unit sales subsequent to the Effective Date is accounted for on a unit-by-unit full accrual method.
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and amortization related to above and below-market tenant leases on acquired properties. Certain leases require tenants to pay, as additional rent, the real estate taxes and property operating expenses, common area maintenance and insurance related to the leased space. This additional rent is recorded as tenant recoveries.
Straight-line rent receivables, which represents the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $3.2 million and $2.0 million as of September 30, 2011 and December 31, 2010, respectively, are included in Accounts receivable, net in our condensed consolidated balance sheets.
Revenue for the resort and conference center is recognized as services are performed and primarily represents room rentals and food and beverage sales.
Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and nonvested stock issued under stock-based compensation plans is computed using the “treasury stock” method. The dilutive effect of the Sponsors Warrants and Management Warrants is computed using the if-converted method. Gains associated with the Sponsors Warrants and Management Warrants are excluded from the numerator in computing diluted earnings per share because inclusion of such gains in the computation would be anti-dilutive.
As defined and described in Note 8, certain HHC Replacement Options outstanding are required to be settled by GGP and therefore do not represent dilutive securities at any date presented. Of the HHC Replacement Options outstanding that are required to be settled by HHC, diluted EPS excludes options where the exercise price was higher than the average market price of our common stock and options for which vesting requirements were not satisfied. Such options totaled 2,522 shares as of September 30, 2011.

As discussed above, in connection with the Separation on November 9, 2010, GGP distributed to its stockholders 32.5 million shares of our common stock and approximately 5.25 million shares were purchased by certain investors sponsoring the Plan. This share amount is used in the calculation of basic and diluted EPS for the three and nine months ended September 30, 2010 as our common stock was not traded prior to November 9, 2010 and there were no dilutive securities in the prior periods.
Information related to our EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(In thousands, except per share amounts)
Basic EPS:
Numerator:
Net income (loss) attributable to common stockholders	$164,295	$(16,230)	$115,751	$(64,801)

Denominator:
Weighted average number of common shares outstanding — basic	37,912	37,716	37,907	37,716

Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$164,295	$(16,230)	$115,751	$(64,801)
Warrant liability gain	(169,897)	—	(100,762)	—

Adjusted net income (loss) available to common stockholders	$(5,602)	$(16,230)	$14,989	$(64,801)

Denominator:
Weighted average number of common shares outstanding — basic	37,912	37,716	37,907	37,716
Diluted effect:
Restricted stock and stock options	—	—	5	—
Warrants	843	—	1,585	—

Weighted average number of common shares outstanding — diluted	38,755	37,716	39,497	37,716

Anti-dilutive stock options and restricted stock, not included above	731	—	731	—

Basic Earnings (Loss) Per Share	$4.33	$(0.43)	$3.05	$(1.72)
Diluted Earnings (Loss) Per Share	$(0.14)	$(0.43)	$0.38	$(1.72)
Reorganization Items
As certain of the HHC Businesses had filed for bankruptcy protection in April 2009 (the “HHC Debtors”), these entities were required by GAAP to separately present as Reorganization items elements of expense or income that were incurred or realized as a result of the bankruptcy filings. These items include professional fees and similar types of expenses and gains and interest earned on cash accumulated by certain of our subsidiaries, all as a result of the bankruptcy. Reorganization items specific to the HHC Debtors have been allocated to us from GGP and have been reflected in our combined statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2010. GGP agreed that it would reimburse HHC up to $5.0 million for liability claims related to periods prior to the HHC Debtors’ bankruptcy filings, $3.3 million of which has been paid as of September 30, 2011.

Reorganization items are as follows:

	Three Months Ended	Nine Months Ended
Reorganization Items	September 30, 2010	September 30, 2010
(In thousands)
Gains on liabilities subject to compromise — vendors (a)	$(216)	$(498)
Gains on liabilities subject to compromise, net — mortgage debt (b)	(2,747)	(2,382)
Interest income (c)	(13)	(14)
U.S. Trustee fees	142	412
Restructuring costs (d)	19,349	45,611

Total reorganization items	$16,515	$43,129

(a)	This amount includes gains from repudiation, rejection or termination of contracts or guarantee of obligations. Such gains reflect agreements reached with certain critical vendors, which were authorized by the Bankruptcy Court, and for which payments on an installment basis began in July 2009.

(b)	Net losses include the fair value adjustments of mortgage debt relating to entities that emerged from bankruptcy.

(c)	Interest income primarily reflects amounts earned on cash accumulated as a result of our Chapter 11 cases.

(d)	Restructuring costs primarily include professional fees incurred related to the bankruptcy filings, our allocated share of the Key Employee Incentive Plan (KEIP) payment, finance costs incurred by debtors upon emergence from bankruptcy and any associated write-off of unamortized deferred finance costs related to emerged debtors.
Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard which changes the requirements for presenting comprehensive income in the financial statements. The new standard eliminates the option to present other comprehensive income (“OCI”) in the statement of stockholders’ equity and instead requires net income, components of OCI, and total comprehensive income to be presented in one continuous statement or two separate but consecutive statements. The standard will be effective for us beginning with our first quarter 2012 reporting and will be applied retrospectively. HHC had elected to present OCI in one continuous statement in all its previous filings and accordingly, the effective date of this standard will not have an effect on our results of operating, financial position, or cash flows in our consolidated financial statements.
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
NOTE 2 FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents, for each of the fair value hierarchy levels required under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” the Company’s assets and liabilities that are measured at fair value on a recurring basis.

		September 30, 2011			December 31, 2010
		Fair Value Measurements Using			Fair Value Measurements Using
		Quoted				Quoted
		Prices in				Prices in
		Active	Signifiicant			Active	Signifiicant
		Markets for	Other	Signifiicant		Markets for	Other	Signifiicant
		Identical	Observable	Unobservable		Identical	Observable	Unobservable
		Assets	Inputs	Inputs		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
(In thousands)
Assets:
Interest rate swap	$2	$—	$2	$—	$—	$—	$—	$—
Liabilities:
Warrants	128,586	—	—	128,586	227,348	—	—	227,348
Interest rate swap	3,561	—	3,561	—	—	—	—	—
The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The valuation of warrants is based on an option pricing valuation model. The inputs to the model include the fair value of the stock related to the warrants, exercise price of the warrants, term, expected volatility, risk-free interest rate and dividend yield.
The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3)

(in thousands)
Balance as of December 31, 2010	$227,348
Warrant liability gain	(100,762)
Purchases	2,000

Balance as of September 30, 2011	$128,586

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

	September 30, 2011			December 31, 2010
	Carrying	Estimated		Carrying	Estimated
	Amount	Fair Value		Amount	Fair Value
(In thousands)
Fixed-rate debt	$138,219	$140,069		$191,037	$202,897
Variable-rate debt	512,609	512,609	(a)	65,518	65,629
SID bonds (b)	57,344	57,344		62,105	62,105

Total	$708,172	$710,022		$318,660	$330,631

(a)	As more fully described in Note 5, $172.0 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt.

(b)	Due to the uncertain repayment terms of special improvement district “SID” bonds, the carrying value has been used as an approximation of fair value.
The fair value of debt was estimated based on quoted market prices for publicly traded debt, recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, the current London Interbank Offered Rate (“LIBOR”), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds, U.S. Treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized available market information or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any of such debt could be realized by immediate settlement of the obligation.
The carrying amounts of cash and cash equivalents and accounts and notes receivable approximate fair value because of the short-term maturity of these instruments.

NOTE 3 INTANGIBLE ASSETS AND LIABILITIES
The following table summarizes our intangible assets and liabilities:

		Accumulated	Net
	Gross Asset	(Amortization)	Carrying
	(Liability)	/ Accretion	Amount
(In thousands)
As of September 30, 2011
Tenant leases:
In-place value	$24,037	$(11,150)	$12,887
Above-market	3,185	(1,816)	1,369
Ground leases:
Above-market	(3,545)	961	(2,584)
Below-market	23,096	(2,378)	20,718

As of December 31, 2010
Tenant leases:
In-place value	$11,824	$(10,221)	$1,603
Above-market	1,820	(1,701)	119
Below-market	(77)	77	—
Ground leases:
Above-market	(3,545)	638	(2,907)
Below-market	23,096	(2,078)	21,018
The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our consolidated balance sheets. The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses in our consolidated balance sheets.
Amortization/accretion of these intangible assets and liabilities decreased our income (excluding the impact of noncontrolling interests and the provision for income taxes) by $0.8 million and $1.1 million, respectively, for the three and nine months ended September 30, 2011 and by $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2010.
Future amortization of these intangible assets and liabilities is estimated to decrease net income (excluding the impact of noncontrolling interests and the provision for income taxes) by approximately $1.2 million for the remainder of 2011 and $2.2 million in 2012, $2.1 million in 2013, $1.9 million in 2014 and $25.0 million thereafter.
NOTE 4 REAL ESTATE AFFILIATES
As of July 1, 2011, The Woodlands is consolidated and no longer a Real Estate Affiliate and The Woodlands Equity Investments (defined below) are considered Real Estate Affiliates (refer to Note 1). As of September 30, 2011, we own noncontrolling interests in Circle T (as defined below) and The Woodlands Equity Investments whereby, generally, we share in the profits and losses, cash flows and other matters relating to our investments in Real Estate Affiliates in accordance with our respective ownership percentages. As we have joint interest and joint control of these ventures with our venture partners, we account for these joint ventures using the equity method. For cost method investments (Note 1), we recognize earnings to the extent of dividends received from such investments, which are included, along with equity method earnings, in equity in earnings Real Estate Affiliates in our consolidated and combined statements of operations and comprehensive income (loss). In March 2011, we received approximately $3.9 million in dividends from our Summerlin Hospital Medical Center investment which is reported on the cost method.
Our interests in Westlake Retail Associates, Ltd (“Circle T Ranch”) and 170 Retail Associates Ltd (“Circle T Power Center”), and together with Circle T Ranch, (“Circle T”), located in Dallas/Fort Worth, Texas, are held through joint venture entities in which we own non-controlling interests and are unconsolidated and accounted for on the equity method. Waterway Ave Partners, L.L.C. (“Millenium Waterway Apartments”), FV-93 Limited and Timbermill-94 Limited (“Forest View and Timbermill Apartments”), Woodlands-Sarofim #1 Ltd. (“Woodlands Sarofim”) industrial buildings and Stewart Title of Montgomery County, Inc. (“Stewart Title”), all located in The Woodlands and collectively referred to as “The Woodlands Equity Investments”, are reflected in our financial statements as non-consolidated joint ventures and are accounted for on the equity method. The Woodlands (when referred to periods prior to July 1, 2011), Circle T,

The Woodlands Equity Investments (when referring to periods after June 30, 2011) and certain cost method investments (for example, our interest in the Summerlin Hospital Medical Center) are collectively referred to in this report as our “Real Estate Affiliates.”
As of September 30, 2011, approximately $60.2 million of indebtedness was secured by the properties owned by our Real Estate Affiliates, our share of which was approximately $43.8 million.

					Share of Earnings
	Economic Ownership		Carrying Value		Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(in percentages)				(in thousands)
The Woodlands	—	52.50	$—	$131,090	$—	$1,226	$3,727	$6,398
Circle T	50.00	50.00	9,004	9,004	—	(4)	—	(4)
Stewart Title	50.00	—	3,714	—	85	—	85	—
Timbermill Apartments	50.00	—	5,161	—	1	—	1	—
Woodlands Sarofim	20.00	—	2,393	—	30	—	30	—
Millenium Waterway Apartments	83.55	—	21,316	—	14	—	14	—
Forest View Apartments	50.00	—	6,542	—	1	—	1	—
			48,130	140,094	131	1,222	3,858	6,394

Cost basis investments (a)			13,084	9,449	35	—	3,929	—
Investment in Real Estate Affiliates			$61,214	$149,543	$166	$1,222	$7,787	$6,394

(a)	Share of Earnings primarily represents dividends received for cost basis investments.
NOTE 5 MORTGAGES, NOTES AND LOANS PAYABLE
Mortgages, notes and loans payable are summarized as follows:

	September 30,		December 31,
(In thousands)	2011		2010
Fixed-rate debt:
Fixed-rate debt	$138,219		$191,037
Variable-rate debt	512,609	(a)	65,518
Special Improvement District bonds	57,344		62,105

Total mortgages, notes and loans payable	$708,172		$318,660

(a)	As more fully described below, $172.0 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt.

The following table presents our mortgages, notes, and loans payable by property:

	Maximum	Carrying Value
	Facility	September 30,	Interest
Property (In thousands)	Amount	2011	Rate		Final Maturity
Mortgages, notes and loans payable
110 N. Wacker		$29,000	5.21	%(a)	November 2019
Bridgeland
Note #1		15,295	6.50%		May 2026
Note #2		3,288	6.50%		December 2017
Note #3		2,062	6.50%		June 2033
Note #4		253	6.50%		December 2021

Bridgeland Total		20,898
Special Improvement District bonds
Summerlin South — S108		1,424	5.95%		December 2016
Summerlin South — S124		436	5.95%		December 2019
Summerlin South — S128		898	7.30%		December 2020
Summerlin South — S128C		6,060	6.05%		December 2030
Summerlin South — S132		5,604	7.88%		December 2020
Summerlin South — S151		12,772	6.00%		June 2025
Summerlin West — S808		1,013	5.71%		April 2021
Summerlin West — S809		1,476	6.65%		April 2023
Summerlin West — S810		22,771	7.13%		April 2031
The Shops @ Summerlin Centre — S128		4,005	6.05%		December 2030
The Shops @ Summerlin Centre — S108		885	5.95%		December 2016

Total Special Improvement District bonds		57,344
The Woodlands
Master credit facility	$270,000	235,000	5.00	%(b)	March 2015
Acquisition note		96,500	—	(c)	December 2011
Resort and Conference Center		36,100	5.50	%(d)	October 2012
9303 New Trails		13,142	1.37%		December 2011
WCA Building		4,875	6.50	%(e)	November 2011
Weiner Tract		1,520	6.25%		January 2013
Land in Montgomery Co.		683	6.00%		December 2012
Land in Harris Co.		393	6.00%		January 2013
Capital lease obligation		107
CVS		101	3.25%		upon sale

The Woodlands Total		388,421

Ward Centers	$250,000	212,509	3.46	%(f)	September 2016

		$708,172

(a)	Loan has a stated interest rate of one-month LIBOR + 2.50%. The $29.0 million outstanding principal balance is swapped to a 5.21% fixed rate through maturity.

(b)	Loan bears interest at one-month LIBOR + 4.00% and has a 1.00% LIBOR floor.

(c)	Acquisition Note has a $97.5 million outstanding principal balance, bears no interest, and is due on December 1, 2011 to our former partner in The Woodlands. The note is secured by The Woodlands partnership interests acquired, and was recorded at a $1.0 million discount to reflect in imputed interest cost during its term.

(d)	Loan bears interest at one-month LIBOR + 4.00% and has a 1.00% LIBOR floor. The rate increased by 0.5% on September 23, 2011 and increases by 0.5% every six months thereafter until maturity.

(e)	The Company is negotiating a five-year extension with lender.

(f)	Loan has a stated interest rate of one-month LIBOR + 2.50%. $143.0 million of the outstanding principal balance is swapped to a 3.81% fixed rate through maturity.
The weighted average interest rate on our mortgages, notes and loans payable, inclusive of interest rate hedges but excluding the acquisition note and capital lease obligation, was 4.65% and 5.14% as of September 30, 2011 and December 31, 2010, respectively.

The following table summarizes the principal payment obligations relating to our long-term debt:

Long-term debt
principal payments
(In thousands)
4th Quarter 2011	$115,109
2012	48,211
2013	27,966
2014	201,391
2015	4,241
Thereafter	311,254

Total	$708,172

Collateralized Mortgages, Notes and Loans Payable
As of September 30, 2011, we had $708.2 million of collateralized mortgages, notes and loans payable. Approximately $388.4 million of the debt included in the table above, including the $97.5 million Acquisition note, is related to The Woodlands, which was consolidated on July 1, 2011. All of the debt is non-recourse and is secured by the individual properties as listed in the table above, except for The Woodlands Master Credit Facility and Resort and Conference Center Loan which is recourse to the partnerships that directly own The Woodlands operations, and a $7.0 million corporate recourse guarantee associated with the 110 N. Wacker mortgage, which is more fully discussed below. The Bridgeland MPC loan is secured by approximately 7,615 acres of land within the Bridgeland MPC and a security interest in its Municipal Utility District receivables. In addition, certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Such provisions are not expected to impact our operations in 2011. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.
The Acquisition note has a $97.5 million outstanding principal balance, is non-interest bearing and matures on December 1, 2011. The note was recorded at its approximate $96.5 million fair value on July 1, 2011, is non-recourse to us and is secured by the acquired Woodlands interests acquired on July 1, 2011. We intend to repay the note at maturity with cash on hand.
The Woodlands Master Credit Facility is a $270 million facility consisting of a $170 million term loan and a $100 million revolving credit line (together, the “TWL Facility”). As of September 30, 2011, the facility had an outstanding balance of $235.0 million. The TWL Facility bears interest at one-month LIBOR plus 4.0% with a 1.0% LIBOR floor, has a March 29, 2014 initial maturity date and a one-year extension at borrower’s option. The TWL Facility also contains certain restrictions that, among other things, require the maintenance of specified financial ratios, restrict the incurrence of additional indebtedness at The Woodlands, and limit distributions from The Woodlands to us. Until The Woodlands leverage, as defined by the credit agreement, is less than a 40.0% loan to value ratio, we must amortize the debt on a dollar for dollar basis for any distributions that we make from The Woodlands. As of September 30, 2011, leverage was approximately 51.9% and there was $35.0 million of undrawn and available borrowing capacity under TWL Facility.
The TWL Facility also requires mandatory principal amortization payments during its initial term and during the extension period, if exercised. Repayments of $10.0 million, $25.0 million and $30.0 million are required on March 29 of 2012, 2013 and, if extended, 2014, respectively. Furthermore, $10.0 million is due on each of June 29, September 29 and December 29, 2014 during the extension period.
The Woodlands Resort and Conference Center loan has a $36.1 million outstanding balance as of September 30, 2011, matures on October 30, 2012 and has an option for a one year extension. The loan bears interest at one-month LIBOR plus 4.5% as of September 30, 2011 and has a 1.0% LIBOR floor. The interest rate increased by 0.5% on September 23, 2011 and increases by 0.5% every six months thereafter until maturity. The loan is secured by a 440 room and 40 acre conference center and resort located within The Woodlands, and requires the maintenance of specified financial ratios.
On September 30, 2011, the Company closed on a $250.0 million first mortgage financing secured by the Ward Centers in Honolulu, Hawaii, that bears interest at LIBOR plus 2.50%. The loan matures on September 29,

2016, and $143.0 million of the principal balance was swapped to a 3.81% fixed rate for the term of the loan. The loan proceeds were used to repay approximately $209.5 million of mortgage debt and to fund closing costs. The loan may be drawn to a maximum $250.0 million to fund capital expenditures at the property, provided that the outstanding principal balance cannot exceed 65% of the property’s appraised value and the borrowers are required to have a minimum 10.0% debt yield in order to draw additional loan proceeds under the facility. The loan also permits partial repayment during its term in connection with property releases for development. The repayment of three mortgages previously secured by Ward Centers resulted in an $11.3 million pre-tax loss on early repayment of debt. The mortgages had been recorded at discounts to their outstanding principal balances because they were recorded at their fair values as part of the reorganization transactions in 2010.
On May 10, 2011, the Company closed a $29.0 million first mortgage financing secured by its office building located at 110 N. Wacker Drive in Chicago, Illinois and bearing interest at LIBOR plus 2.25%. At closing, the interest rate on the loan was swapped to a 5.21% fixed rate for the term of the loan. The loan matures on October 31, 2019 and its term is coterminous with the expiration of the first term of the existing tenant’s lease (Note 9). The loan has an interest-only period through April 2015 and, thereafter, amortizes ratably to $12.0 million through maturity. The proceeds from the financing were used to repay the existing $28.2 million mortgage and to pay closing costs and other expenses. The Company provided a $7.0 million repayment guarantee for the loan, which is reduced on a dollar for dollar basis during the amortization period.
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
As of September 30, 2011, the Company was in compliance with all of the financial covenants related to its debt agreements.
Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of $36.8 million as of September 30, 2011 and $38.7 million as of December 31, 2010. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
NOTE 6 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to certain risks arising from business operations and economic conditions. We seek to manage certain economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding through the use of derivative financial instruments. Specifically, the Company enters into interest rate swap and cap instruments to manage exposures that arise from future uncertain debt service payments principally related to floating rate borrowings.
Our objectives in using interest rate derivatives are to add stability to interest costs by reducing our exposure to interest rate movements. To accomplish this objective and predictability, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2011 and 2010 there was no ineffectiveness recorded in earnings.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $1.5 million will be reclassified as an increase to interest expense.
As of September 30, 2011, the Company had gross notional amounts of $172.0 million of interest rate swaps and a $100.0 million interest rate cap that were designated as cash flow hedges of interest risk. The fair value of the interest rate cap derivative was immaterial.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011		As of December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(in thousands)
Interest Rate Swaps
Assets	Other Assets	$2	Other Assets	$—
Liabilities	Other Liabilities	(3,561)	Other Liabilities	—

Total derivatives designated as hedging instruments		$(3,559)		$—

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the quarters ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	Amount of (Loss)		Amount of (Loss)
Cash Flow Hedges	Recognized in OCI		Recognized in OCI
(in thousands)
Interest Rate Swaps	$(1,834)	$—	$(2,582)	$—

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	Amount of Gain or		Amount of Gain or
	(Loss) Reclassified		(Loss) Reclassified
	from Accumulated		from Accumulated
Cash Flow Hedges	OCI into Income		OCI into Income
(in thousands)
Interest Rate Swaps	$(205)	$—	$(316)	$—
NOTE 7 INCOME TAXES
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

A component of the tax benefit recorded during the three months ended September 30, 2011 relates to an immaterial adjustment to true up the deferred tax assets and liabilities that were received by the Company upon the spin-off from GGP related to interests in various entities of The Woodlands. The Company also recorded tax expense during the three months ended September 30, 2011 to true up deferred tax assets and liabilities as of December 31, 2010 based upon actual amounts reflected in the federal and state income tax returns as filed.
Unrecognized tax benefits recorded pursuant to uncertain tax positions were $120.5 million as of September 30, 2011 and $120.1 million as of December 31, 2010, excluding interest, none of which would impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $26.5 million as of September 30, 2011 and $20.0 million as of December 31, 2010. We recognized an increase of interest expense related to the unrecognized tax benefits of $2.3 million and $6.5 million, respectively, for the three and nine months ended September 30, 2011. Based on the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, management does not believe that the unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially increase or decrease during the next twelve months. As described in the Annual Report, pursuant to the Tax Matters Agreement, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the “Tax Indemnity Cap”), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010, in an amount up to $303.8 million, plus interest and penalties related to these amounts so long as GGP controls the action in the Tax Court related to the dispute with the IRS. The unrecognized tax benefits and related accrued interest recorded through September 30, 2011 are primarily related to the taxes that are the subject of the Tax Indemnity Cap.
On October 20, 2011, GGP filed a motion in the United States Tax Court to consolidate the cases of the two former taxable REIT subsidiaries of GGP subject to litigation with the Internal Revenue Service due to the common nature of the cases’ facts and circumstances and the issues being litigated. The United States Tax Court granted the motion to consolidate.
NOTE 8 STOCK-BASED PLANS
Incentive Stock Plans
On November 9, 2010, HHC adopted The Howard Hughes Corporation 2010 Equity Incentive Plan (the “Equity Plan”). Pursuant to the Equity Plan, 3,698,050 shares of HHC common stock are reserved for issuance. The Equity Plan provides for grants of options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, the “Awards”). Directors, employees and consultants of HHC and its subsidiaries and affiliates are eligible for Awards.
Prior to the Separation, the Predecessors granted qualified and non-qualified stock options and restricted stock to certain GGP officers and key employees whose compensation costs related specifically to our assets. Accordingly, an allocation of stock-based compensation costs of approximately $0.2 million and $0.5 million, respectively, pertaining to such employees has been reflected in our combined statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2010.
Stock Options
There were no grants of stock options under the Equity Plan in 2010. In the nine months ended September 30, 2011, 714,840 options to purchase shares of our common stock were granted to certain of our employees. Such options had a weighted average exercise price of approximately $58.39, vest at the rate of 20% per year on each of the first five anniversaries of the grant date, may not be exercised prior to December 31, 2016 and, unless earlier terminated under certain circumstances, expire ten years from the grant date. Compensation expense related to stock options was approximately $0.9 million for the three months ended September 30, 2011 and $1.6 million for the nine months ended September 30, 2011.
Pursuant to the Plan, each outstanding option to acquire shares of GGP stock (“Old GGP Options”) was converted on the Effective Date into (i) an option to acquire the same number of shares of common stock of reorganized GGP (“New GGP Options”) and (ii) a separate option to acquire 0.0983 shares of our common stock for each existing option for one share of GGP common stock (“HHC Replacement Options”). The HHC Replacement Options were fully vested as of the Effective Date and have the same terms and conditions as the Old GGP Options except that we have agreed with GGP that all exercises of New GGP Options and HHC Replacement Options in 2011 and beyond would be settled by the respective employer at the time of exercise. As of September 30, 2011 and January 1, 2011, there were 53,393 and 164,138, respectively, HHC Replacement Options outstanding. Of such amounts, only 2,522 of such options represent potentially dilutive shares at such dates as all remaining amounts were held by GGP employees. In addition, 25,994 New GGP Options (with a weighted average exercise price of $45.99 as compared to a September 30, 2010 GGP closing stock price of $12.10 and a weighted average remaining contracted term of 0.4 years) were held by our employees at September 30, 2011 and therefore our potential net share settlement obligation for such New GGP Options is expected to be nominal.
The following tables summarize HHC Replacement Option activity as of and for the nine months ended September 30, 2011:

	2011
		Weighted
		Average
		Exercise
	Shares	Price
HHC Replacement Options outstanding at January 1	164,138	$133.28
Exercised (a)	(19,265)	40.71
Expired	(91,480)	139.01

HHC Replacement Options outstanding at September 30 (b)	53,393	$156.88

(a)	All net share settled by GGP.

(b)	Weighted average remaining contractual term of 0.4 years.
Restricted Stock
Pursuant to the Equity Plan, the Company granted 8,247 and 8,953 shares of restricted common stock in November 2010 and June 2011, respectively, to certain non-employee directors as part of their annual retainer for their services on the board of directors. Our chairman has waived all compensation, including any restricted stock grants, for services rendered as a director. During 2011, one of our directors also waived compensation, including receipt of 1,352 shares of restricted stock granted in November 2010. The restrictions on all shares of restricted common stock issued in 2010 lapsed on June 1, 2011, and restrictions on all shares of restricted common stock issued in 2011 lapse on the earlier of the Company’s annual stockholders meeting or June 1, 2012. The Company granted 20,000 shares of restricted common stock to our CFO in March 2011 and 10,000 shares to our general counsel in May 2011 in connection with their employment agreements and pursuant to the Equity Plan. The restricted shares granted to our CFO generally do not vest until March 28, 2016, and the restricted shares granted to our general counsel generally do not vest until May 2, 2016.
NOTE 9 OTHER ASSETS AND LIABILITIES
Prepaid Expenses and Other Assets
The following table summarizes the significant components of prepaid expenses and other assets.

	September 30,	December 31,
	2011	2010
(in thousands)
Special Improvement District receivable	$42,017	$46,250
Other receivables	7,722	5,352
Prepaid expenses	9,582	2,859
Below-market ground leases (Note 3)	20,718	21,018
Security and escrow deposits	6,618	6,814
Above-market tenant leases (Note 3)	1,369	119
Uncertain tax position asset	11,236	8,945
In place leases (Note 3)	12,887	1,603
Intangibles	6,487	—
Other	11,377	5,524

	$130,013	$98,484

Accounts Payable and Accrued Expenses
The following table summarizes the significant components of accounts payable and accrued expenses.

	September 30,	December 31,
	2011	2010
(in thousands)
Construction payable	$9,735	$15,531
Accounts payable and accrued expenses	36,280	29,745
Membership deposits	17,807	—
Above-market ground leases (Note 3)	2,584	2,907
Deferred gains/income	5,994	5,631
Accrued interest	3,556	1,633
Accrued real estate taxes	10,086	3,953
Tenant and other deposits	3,482	3,555
Insurance reserve	4,209	4,229
Accrued payroll and other employee liabilities	7,702	3,930
Other	20,644	7,722

Total accounts payable and accrued expenses	$122,079	$78,836

NOTE 10 COMMITMENTS AND CONTINGENCIES
In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material effect on our consolidated financial position, results of operations or liquidity.
We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Rental expense was $1.0 million and $2.6 million for the three and nine months ended September 30, 2011, respectively. Rental expense was $0.9 million and $2.2 million for the three and nine months ended September 30, 2010, respectively. The amortization of above and below-market ground leases and straight-line rents included in the rent amount, is not significant.
On September 28, 2011 the Company entered into an agreement with the owners of an adjacent property to pursue development opportunities for the Bridges at Mint Hill asset located in Charlotte, NC in which we expect to be the majority equity partner and our partner will be the developer. Our equity in the venture will consist of the value of the land as of a future contribution date. This joint venture development opportunity is contingent upon the approval of the applicable development plans by the partners and obtaining financing for the development and construction of the project. At this time, we have agreed with our partner to jointly conduct pre-development activities, and there can be no assurance that this venture will result in actual development or construction.
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
NOTE 11 TRANSACTIONS WITH GGP AND WITH RELATED PARTIES
Prior to the Effective Date, we entered into a transition services agreement (the “TSA”) whereby GGP agreed to provide to us, on a transitional basis, certain specified services on an interim basis for various terms not exceeding 24 months following the Separation, subject to our right of earlier termination. Concurrently, we entered into a reverse transition services agreement (“RTSA”) whereby we agreed to provide GGP with certain income tax and accounting support services, also subject to earlier termination prior to its scheduled expiration of November 9, 2013. By December 31, 2011, we expect to no longer require services under the TSA. For the nine months ended September 30, 2011, we incurred approximately $0.4 million of expenses related to the TSA and earned a negligible amount of reimbursements under RTSA. In addition, GGP is a tenant in our 110 N. Wacker office property. For the three and nine months ended September 30, 2011, approximately $1.6 million and $4.6 million, respectively, of rental income was recognized from GGP and its subsidiaries.
During January 2011, the Audit Committee of our Board of Directors approved a Transition Agreement with TPMC Realty Services Group, Inc. (“TPMC”). David Weinreb, a director and our CEO, is the sole equity owner of TPMC and the chief executive officer of TPMC and Grant Herlitz, our president, is the president of TPMC. The Transition Agreement provided for, among other things, certain mutual transactions and services that facilitated the continuity of Company management, the net value of which was approximately $65,000 for the nine months ended September 30, 2011. Additionally, TPMC was reimbursed a total of $0.9 million in August 2011 for expenses related to Mr. Weinreb’s employment agreement with us. Such reimbursements are reflected as an administrative expense for the nine months ended September 30, 2011.
With the approval of our Board of Directors, we entered into a lease agreement for 3,253 square feet of office space in Los Angeles, California with an affiliate of TPMC, which commenced on May 1, 2011. Annual rental expenses relating to the lease is approximately $111,965 per year and the lease expires in July 2016.
NOTE 12 SEGMENTS
We have three business segments which offer different products and services. In 2010, we reported in two segments because our Operating Assets segment and our Strategic Developments segment were managed jointly as a group. Currently, our three segments are managed separately because each requires different operating strategies or management expertise. These segments are different than those of the Predecessors with respect to the HHC Businesses and are reflective of our current management’s operating philosophies and methods. All resulting changes from the Predecessors’ previous presentation of our segments have been applied to all periods presented. In addition, our current segments or assets within such segments could change in the future as development of certain properties commence or other operational or management changes occur. We do not distinguish or group our combined operations on a geographic basis. Further, all operations are within the United States and no customer or tenant comprises more than 10% of revenues. Our reportable segments are as follows:
•	Master Planned Communities — includes the development and sale of land, in large-scale, long-term community development projects in and around Las Vegas, Nevada; Houston, Texas and Columbia, Maryland. In prior periods this segment included certain commercial properties and other ownership interests owned by The Woodlands. For the three and nine months ending September 30, 2011 and the same periods in 2010, we have reclassified the operations of The Woodlands commercial properties and other ownership interests to the Operating Assets segment. Furthermore, for segment reporting, we disclosed The Woodlands historical financial information as if we owned 100% for all periods presented so that operating performance between periods is comparable.

•	Operating Assets — includes commercial, mixed use and retail properties currently generating revenues, many of which we believe there is an opportunity to redevelop or reposition the asset to increase operating performance.

•	Strategic Developments — includes all properties held for development and redevelopment, including the current rental property operations (primarily retail and other interests in real estate at such locations) as well as our one residential condominium project located in Natick (Boston), Massachusetts.

The assets included in each segment as of September 30, 2011, are contained in the following chart:
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
The Woodlands operating results for historical periods when this investment was a Real Estate Affiliate are now presented at 100% in order to provide comparability between periods for analyzing operating results. We continue to reconcile the segment presentation to reported EBT. In prior periods, for segment reporting purposes, we presented the operations of our equity method Real Estate Affiliates using the proportionate share method. Under this method our share of the revenues and expenses of these Real Estate Affiliates are aggregated with the revenues and expenses of consolidated or combined properties. We chose the proportionate method because our 52.5% economic interest in The Woodlands represented a significant portion of our Master Planned Community segment. As more fully discussed in this report, on July 1, 2011, we acquired our partner’s interest in The Woodlands master planned community. We now own 100% of The Woodlands and consolidate its operations. Our segment operating results for the three months ended September 30, 2011 include the consolidated results of The Woodlands under Consolidated Properties. The remaining Real Estate Affiliates, including The Woodlands Equity Investments, primarily represent entities that own single assets rather than a large business such as The Woodlands; therefore, beginning with the third quarter of 2011, we will no longer use the proportionate share method for Real Estate Affiliates. Rather, we will include the results of our Real Estate Affiliates using the equity or cost method, as appropriate.
Our investment in the Summerlin Hospital Medical Center is accounted for on the cost method. We received approximately $3.9 million of dividends from this investment in the first quarter of 2011 and have reflected such dividends as other rental and property revenues for the nine months ended September 30, 2011 within the

Operating Assets segment. Dividends by Summerlin Hospital are typically made one time per year; however, no dividends were paid in 2010 principally due to a capital project at the hospital. Approximately $2.0 million of the amount received in the first quarter of 2011 relates to calendar year 2010. The remaining $1.9 million relates to periods prior to 2010 which were deferred pending completion of the capital project.
During the third quarter 2011, we placed into service a 732-space structured parking garage and land improvements located on an approximate 2.7 acre parcel within an area of Ward Centers called the Ward Village Shops. The garage and land improvement construction was started by GGP prior to its bankruptcy and was halted during the bankruptcy proceedings. Subsequent to GGP’s emergence and our spinoff, we invested approximately $19.7 million to complete these projects. Project costs totaling $98.7 million relating to this development were moved from Developments in progress to Land and Buildings and equipment effective July 1, 2011.
The total cash expenditures for additions to long-lived assets for the Master Planned Communities and condominiums was $65.8 million for the nine months ended September 30, 2011 and $39.1 million for the nine months ended September 30, 2010. Similarly, total cash expenditures for long-lived assets for the Operating Assets and Strategic Developments segments were $25.0 million and $71.1 million for the nine months ended September 30, 2011 and 2010, respectively. Such amounts for the Master Planned Communities segment and certain amounts in the Strategic Developments segment are included in the amounts listed in our consolidated and combined statements of cash flow as Real estate acquisition and development expenditures. With respect to the long-lived assets within the Operating Assets segment and certain other investing amounts in the Strategic Developments segment, such amounts are included in the amounts listed as Development of real estate and property additions/improvements primarily previously accrued, respectively, in our consolidated and combined statements of cash flows.
Segment operating results are as follows:

	Three Months Ended September 30, 2011
		The Woodlands
	Consolidated	(prior to July 1,
	Properties	2011 at 100%)	Segment Basis
		(In thousands)
Master Planned Communities
Land sales	$33,246	—	$33,246
Builder price participation	2,145	—	2,145
Minimum rents	—	—	—
Other land revenues	5,590	—	5,590
Other rental and property revenues	—	—	—

Total revenues	40,981	—	40,981
Cost of sales — land	27,033	—	27,033
CSA participation expense	—	—	—
Land sales operations	5,374	—	5,374
Land sales real estate and business taxes	2,059	—	2,059
Rental property real estate taxes	—	—	—
Rental property maintenance costs	—	—	—
Other property operating costs	1,153	—	1,153
Provisions for impairment	—	—	—
Depreciation and amortization	23	—	23
Interest income	(2,341)	—	(2,341)
Interest expense (*)	(3,013)	—	(3,013)

Total expenses	30,288	—	30,288

Venture partner share of The Woodlands EBT	—	—	—

MPC EBT	10,693	—	10,693

Operating Assets
Minimum rents	19,210	—	19,210
Tenant recoveries	5,417	—	5,417
Resort and conference center revenue	7,200	—	7,200
Other rental and property revenues	4,765	—	4,765

Total revenues	36,592	—	36,592
Rental property real estate taxes	3,151	—	3,151
Rental property maintenance costs	2,106	—	2,106
Resort and conference center operations	6,352	—	6,352
Other property operating costs	14,354	—	14,354
Provision for doubtful accounts	305	—	305
Provisions for impairment	—	—	—
Depreciation and amortization	6,942	—	6,942
Interest income	—	—	—
Interest expense	2,893	—	2,893
Early extinguishment of debt	11,305	—	11,305

Total expenses	47,408	—	47,408

Venture partner share of The Woodlands EBT	—	—	—

Operating Assets EBT	(10,816)	—	(10,816)

Strategic Developments
Minimum rents	209	—	209
Tenant recoveries	11	—	11
Condominium unit sales	9,071	—	9,071
Other rental and property revenues	26	—	26

Total revenues	9,317	—	9,317
Condominium unit cost of sales	5,470	—	5,470
Real estate taxes	(819)	—	(819)
Rental property maintenance costs	139	—	139
Other property operating costs	956	—	956
Provision for doubtful accounts	(4)	—	(4)
Provisions for impairment	—	—	—
Depreciation and amortization	59	—	59
Interest income	—	—	—
Interest expense	149	—	149

Total expenses	5,950	—	5,950

Venture partner share of The Woodlands EBT	—	—	—

Strategic Developments EBT	3,367	—	3,367

EBT	$3,244	$—	$3,244

(*)	Negative interest expense relates to interest costs of debt at our Operating Assets segment which are allocated to the MPC segment assets eligible for interest capitalization.

	Three Months Ended September 30, 2010
		The Woodlands
	Combined	(prior to July 1,
	Properties	2011 at 100%)	Segment Basis
		(In thousands)
Master Planned Communities
Land sales	$7,297	$18,394	$25,691
Builder price participation	1,148	1,103	2,251
Minimum rents	—	21	21
Other land revenues	1,589	2,314	3,903
Other rental and property revenues	207	—	207

Total revenues	10,241	21,832	32,073
Cost of sales — land	3,752	10,583	14,335
CSA participation income	(506)	—	(506)
Land sales operations	5,198	1,989	7,187
Land sales real estate and business taxes	1,613	1,170	2,783
Rental property real estate taxes	203	—	203
Rental property maintenance costs	—	—	—
Other property operating costs	—	705	705
Depreciation and amortization	11	29	40
Interest income	—	(1,034)	(1,034)
Interest expense (*)	(3,390)	2,139	(1,251)

Total expenses	6,881	15,581	22,462

Venture partner share of The Woodlands EBT	—	(2,969)	(2,969)

MPC EBT	3,360	3,282	6,642

Operating Assets
Minimum rents	16,109	2,071	18,180
Tenant recoveries	4,513	428	4,941
Resort and conference center revenue	—	6,496	6,496
Other rental and property revenues	1,222	2,870	4,092

Total revenues	21,844	11,865	33,709
Rental property real estate taxes	2,558	494	3,052
Rental property maintenance costs	1,291	468	1,759
Resort and conference center operations	—	6,179	6,179
Other property operating costs	7,321	4,969	12,290
Provision for doubtful accounts	594	38	632
Provisions for impairment	92	—	92
Depreciation and amortization	4,034	1,774	5,808
Interest income	(59)	—	(59)
Interest expense	4,058	208	4,266

Total expenses	19,889	14,130	34,019

Venture partner share of The Woodlands EBT	—	1,076	1,076

Operating Assets EBT	1,955	(1,189)	766

Strategic Developments
Minimum rents	240	—	240
Tenant recoveries	124	—	124
Condominium unit sales	—	—	—
Other rental and property revenues	11	—	11

Total revenues	375	—	375
Condominium unit cost of sales	—	—	—
Real estate taxes	1,370	—	1,370
Rental property maintenance costs	193	—	193
Other property operating costs	1,673	—	1,673
Provision for doubtful accounts	150	—	150
Provisions for impairment	—	—	—
Depreciation and amortization	64	—	64
Interest income	—	—	—
Interest expense	13	—	13

Total expenses	3,463	—	3,463

Venture partner share of The Woodlands EBT	—	—	—

Strategic Developments EBT	(3,088)	—	(3,088)

EBT	$2,227	$2,093	$4,320

*	Negative interest expense relates to interest costs of debt at our Operating Assets segment which are allocated to the MPC segment assets eligible for interest capitalization.

	Nine Months Ended September 30, 2011
		The Woodlands
	Consolidated	(prior to July 1,
	Properties	2011 at 100%)	Segment Basis
		(In thousands)
Master Planned Communities
Land sales	$74,786	$45,416	$120,202
Builder price participation	3,263	2,463	5,726
Minimum rents	—	6	6
Other land revenues	9,086	3,926	13,012
Other rental and property revenues	—	—	—

Total revenues	87,135	51,811	138,946
Cost of sales — land	51,907	23,931	75,838
CSA participation expense	—	—	—
Land sales operations	12,539	3,032	15,571
Land sales real estate and business taxes	5,110	1,907	7,017
Rental property real estate taxes	—	—	—
Rental property maintenance costs	—	—	—
Other property operating costs	1,270	2,356	3,626
Provisions for impairment	—	—	—
Depreciation and amortization	42	46	88
Interest income	(6,487)	(2,733)	(9,220)
Interest expense (a)	(8,141)	5,085	(3,056)

Total expenses	56,240	33,624	89,864

Venture partner share of The Woodlands EBT	—	(8,639)	(8,639)

MPC EBT	30,895	9,548	40,443

Operating Assets
Minimum rents	52,456	4,791	57,247
Tenant recoveries	14,421	1,158	15,579
Resort and conference center revenue	7,200	19,106	26,306
Other rental and property revenues (b)	12,101	7,220	19,321

Total revenues	86,178	32,275	118,453
Rental property real estate taxes	8,132	972	9,104
Rental property maintenance costs	4,902	712	5,614
Resort and conference center operations	6,352	13,904	20,256
Other property operating costs	31,174	11,140	42,314
Provision for doubtful accounts	317	(9)	308
Provisions for impairment	—	—	—
Depreciation and amortization	13,189	3,769	16,958
Interest income	(610)	—	(610)
Interest expense	7,987	389	8,376
Early extinguishment of debt	11,305	—	11,305

Total expenses	82,748	30,877	113,625

Venture partner share of The Woodlands EBT	—	(664)	(664)

Operating Assets EBT	3,430	734	4,164

Strategic Developments
Minimum rents	658	—	658
Tenant recoveries	146	—	146
Condominium unit sales	19,495	—	19,495
Other rental and property revenues	1,096	—	1,096

Total revenues	21,395	—	21,395
Condominium unit cost of sales	13,723	—	13,723
Real estate taxes	626	—	626
Rental property maintenance costs	471	—	471
Other property operating costs	3,550	—	3,550
Provision for doubtful accounts	(143)	—	(143)
Provisions for impairment	—	—	—
Depreciation and amortization	175	—	175
Interest income	—	—	—
Interest expense	154	—	154

Total expenses	18,556	—	18,556

Venture partner share of The Woodlands EBT	—	—	—

Strategic Developments EBT	2,839	—	2,839

EBT	$37,164	$10,282	$47,446

(a)	Negative interest expense relates to interest costs of debt at our Operating Assets segment which are allocated to the MPC segment assets eligible for interest capitalization.

(b)	Reflects the $3.9 million cash dividends from Summerlin Hospital Medical Center which is a Real Estate Affiliate accounted for using the cost method as described above.

	Nine Months Ended September 30, 2010
		The Woodlands
	Combined	(prior to July 1,
	Properties	2011 at 100%)	Segment Basis
		(In thousands)
Master Planned Communities
Land sales	$14,686	$64,402	$79,088
Builder price participation	3,343	2,819	6,162
Minimum rents	—	19	19
Other land revenues	4,112	5,960	10,072
Other rental and property revenues	616	—	616

Total revenues	22,757	73,200	95,957
Cost of sales — land	7,001	36,789	43,790
CSA participation income	(5,195)	—	(5,195)
Land sales operations	18,566	4,667	23,233
Land sales real estate and business taxes	10,282	3,594	13,876
Rental property real estate taxes	604	—	604
Rental property maintenance costs	—	—	—
Other property operating costs	—	2,907	2,907
Depreciation and amortization	34	84	118
Interest income	—	(2,966)	(2,966)
Interest expense (*)	(11,270)	6,248	(5,022)

Total expenses	20,022	51,323	71,345

Venture partner share of The Woodlands EBT	—	(10,392)	(10,392)

MPC EBT	2,735	11,485	14,220

Operating Assets
Minimum rents	49,571	5,788	55,359
Tenant recoveries	13,575	1,129	14,704
Resort and conference center revenue	—	22,260	22,260
Other rental and property revenues	4,854	9,476	14,330

Total revenues	68,000	38,653	106,653
Rental property real estate taxes	7,694	1,466	9,160
Rental property maintenance costs	4,216	1,344	5,560
Resort and conference center operations	—	18,347	18,347
Other property operating costs	22,283	14,439	36,722
Provision for doubtful accounts	983	19	1,002
Provisions for impairment	522	—	522
Depreciation and amortization	12,350	5,180	17,530
Interest income	(118)	—	(118)
Interest expense	13,131	637	13,768

Total expenses	61,061	41,432	102,493

Venture partner share of The Woodlands EBT	—	1,320	1,320

Operating Assets EBT	6,939	(1,459)	5,480

Strategic Developments
Minimum rents	778	—	778
Tenant recoveries	316	—	316
Condominium unit sales	—	—	—
Other rental and property revenues	30	—	30

Total revenues	1,124	—	1,124
Condominium unit cost of sales	—	—	—
Real estate taxes	2,863	—	2,863
Rental property maintenance costs	550	—	550
Other property operating costs	4,912	—	4,912
Provision for doubtful accounts	118	—	118
Provisions for impairment	56	—	56
Depreciation and amortization	151	—	151
Interest income	—	—	—
Interest expense	27	—	27

Total expenses	8,677	—	8,677

Venture partner share of The Woodlands EBT	—	—	—

Strategic Developments EBT	(7,553)	—	(7,553)

EBT	$2,121	$10,026	$12,147

*	Negative interest expense relates to interest costs of debt at our Operating Assets segment which are allocated to the MPC segment assets eligible for interest capitalization.

The following reconciles EBT to GAAP-basis income (loss) from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Reconciliation of EBT to GAAP-basis income (loss) from continuing operations
Real estate property EBT:
Segment basis	$3,244	$4,320	$47,446	$12,147
Real Estate Affiliates	—	(2,093)	(10,282)	(10,026)

Segment EBT	3,244	2,227	37,164	2,121
General and administrative	(9,990)	(3,467)	(23,581)	(12,463)
Warrant liability gain	169,897	—	100,762	—
Benefit (provision) for income taxes	7,760	350	4,344	(17,603)
Equity in earnings from Real Estate Affiliates	166	1,222	3,892 (a)	6,394
Investment in real estate affiliate basis adjustment	(6,053)	—	(6,053)	—
Reorganization items	—	(16,515)	—	(43,129)

Income (loss)	$165,024	$(16,183)	$116,528	$(64,680)

(a)	The segment EBT includes a $3.9 million dividend from Summerlin Hospital Medical Center. The dividend is reflected in equity in earnings from Real Estate Affiliates.
The following reconciles segment revenue to GAAP-basis consolidated and combined revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Reconciliation of segment basis revenues to GAAP revenues
Master Planned Communities — Total segment	$40,981	$32,073	$138,946	$95,957
Operating Assets — Total segment	36,592	33,709	118,453	106,653
Strategic Developments — Total segment	9,317	375	21,395	1,124

Total segment revenues	86,890	66,157	278,794	203,734
Less The Woodlands revenue (a)	—	(33,697)	(84,087)	(111,853)
Operating Assets Real Estate
Affiliates revenues	—	—	(3,894)	—

Total revenues — GAAP basis	$86,890	$32,460	$190,813	$91,881

(a)	For periods prior to July 1, 2011.
The assets by segment and the reconciliation of total segment assets to the total assets in the consolidated balance sheets at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Assets by segment

Master Planned Communities	$1,820,573	$1,765,487
Operating Assets	827,253	812,646
Strategic Developments	188,418	206,037

Total segment assets	2,836,244	2,784,170
Corporate and other	640,732	730,741
Real Estate Affiliates	—	(492,204)

Total assets	$3,476,976	$3,022,707

NOTE 13 SUBSEQUENT EVENTS
On October 12, 2011 the Company announced the appointment of Mary Ann Tighe and Burton M. Tansky to its Board of Directors, and the resignation of David Arthur from the Board. Ms. Tighe is currently CEO of CBRE’s New York Tri-State Region, and Mr. Tansky is currently non-executive Chairman of The Neiman Marcus Group.
During October 2011 the Company entered into agreements with partners to pursue development opportunities for its Ala Moana condominium rights and to develop apartments on a land parcel located at Columbia Town Center. The joint venture agreements contemplate the Company having an equal interest with its local development partner. The Company’s equity in the ventures will consist of the value of the condominium rights for Ala Moana and the value of the land for Columbia Town Center. These joint venture development opportunities are contingent upon the approval of the applicable development plans by the various parties and obtaining financing for the development and construction of the projects. At this time, the Company has agreed with its partners to jointly conduct pre-development activities, and there can be no assurance that any of these ventures will result in actual development or construction.
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
There are several factors, many beyond our control, which could cause results to differ materially from our expectations. These factors are described in our Annual Report and are incorporated herein by reference. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There may also be other factors that we have not described in this Quarterly

Report or in our Annual Report that could cause results to differ from our expectations. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly report.
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
We operate our business in three segments: Master Planned Communities (“MPCs”), Operating Assets and Strategic Developments. Unlike real estate companies that are limited in their activities because they have elected to be taxed as a real estate investment trust, we have no restrictions on our operating activities or types of services that we can offer, which we believe provides us with flexibility for maximizing the value of our real estate portfolio.
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
During the third quarter of 2011, we entered into an agreement with the owners of property adjacent to Bridges at Mint Hill to pursue development opportunities at our combined properties in Charlotte, North Carolina. We also entered into an agreement with local partners to pursue the development of a luxury condominium tower at Ala Moana Center in Honolulu, Hawaii. In addition to the Ala Moana condominium rights and Bridges at Mint Hill property, we are also in various stages of creating development plans for Ward Centers, South Street Seaport, The Shops at Summerlin Centre, Riverwalk Marketplace, Landmark Mall, Cottonwood Mall and certain land parcels located in the Columbia Town Center. Each of these assets has unique attributes and many are extremely complex due to their size, zoning and other approvals needed to maximize long term value. Plans for these assets are being developed by teams comprised of seasoned development, leasing, architectural and construction professionals. For Operating Assets, we also seek to create development or redevelopment plans that will minimize cash flow disruptions, where possible.
For those assets that currently generate cash flow, such as Riverwalk Marketplace, South Street Seaport and Ward Centers, our leasing strategy is conducted to preserve the flexibility to redevelop the property in the near term. As a result, we frequently cannot sign long-term leases or must require lease provisions allowing us to terminate the lease prior to its expiration. Both of these restrictions are typically unattractive to established retailers. Despite such challenges, for the nine months ended September 30, 2011, we executed new or renewal leases for 58,000 square feet at Riverwalk Marketplace, 55,000 square feet at South Street Seaport, and 115,000 square feet at Ward Centers.
On July 1, 2011, we acquired our partner’s interest in The Woodlands master planned community (See Note 1). The Woodlands is considered to be one of the most successful MPCs in the U.S. and as of September 30, 2011 had approximately 1,324 acres of unsold residential land, representing approximately 4,395 lots, and approximately 962 acres of unsold land for commercial use. The Woodlands also has full or partial ownership interests in commercial properties totaling approximately 434,328 square feet of office space, 203,282 square feet of retail and industrial space, 865 rental apartment units, and also owns and operates a 440 room conference center facility and a 36-hole country club. The Woodlands commercial properties have been classified in the

Operating Assets segment. Several of the commercial properties including 4 Waterway office, 20/25 Waterway retail and Waterway apartments have recently been completed and are approaching or have achieved occupancies that should generate stabilized net operating income in the near future.
This strategic acquisition provides us with an experienced, well-regarded management team and operating platform, as well as a highly-recognized brand in the Houston, Texas market. We are integrating The Woodlands platform into our MPC business and expect to complete the process by early 2012.
Basis of Presentation
We were formed in July 2010 for the purpose of holding certain assets and assuming certain liabilities of the Predecessors pursuant to the Plan as discussed in Note 1. Following the Separation, we have operated our business as a stand-alone real estate development company and the financial information for the three and nine months ended September 30, 2011 reflects the consolidated results of the HHC Businesses represented by the spin-off. The financial information for the three and nine months ended September 30, 2010 included in this Quarterly Report was carved-out from the financial information of GGP and has been presented on a combined basis because the entities presented were under common control and ownership. Only property management and other costs and property specific overhead items, as discussed below, have been allocated or reflected in the accompanying combined financial statements.
The historical combined financial position, results of operations and cash flows for the three and nine months ended September 30, 2010 included in this Quarterly Report do not necessarily reflect the financial condition or results that we would have achieved as a separate, publicly traded company during the period presented or those that we will achieve in the future. Accordingly, our consolidated operations after our spin-off are not comparable to the operations of our assets, presented on a carve-out basis, prior to our spin-off or in previous years. In addition, our operations were significantly impacted by transactions that related to the spin-off and other events integral to GGP’s emergence from bankruptcy pursuant to the Plan (See Note 1). Finally, our businesses were operated prior to the spin-off through subsidiaries of GGP, which operated as a real estate investment trust (“REIT”). We operate as a taxable corporation, except for our investment in Victoria Ward, Limited, which has elected to be treated as a REIT.
We have presented the following discussion of our results of operations on a segment basis. The Woodlands operating results for historical purposes when this investment was a Real Estate Affiliate are now presented as if we owned 100% for all periods in order to provide comparability between periods for analyzing operating results. See Note 12 for additional information including reconciliations of our segment basis results to GAAP basis results.
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
EBT is defined as net income (loss) from continuing operations as adjusted for: (1) reorganization items (2) income tax provision (benefit); (3) warrant liability gain (loss); and (4) general and administrative costs. The net income (loss) from our Real Estate Affiliates, at our proportionate share, is similarly adjusted for items (1) through (4) immediately above. We present EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance. We believe that the inclusion of certain adjustments to net income (loss) from continuing operations to calculate EBT is appropriate to provide additional information to investors because EBT excludes certain non-recurring and non-cash items, including reorganization items related to the bankruptcy, which we believe are not indicative of our core operating performance. (See Note 12)

EBT should not be considered as an alternative to generally accepted accounting principals (“GAAP”) net income (loss) attributable to common stockholders or GAAP net income (loss) from continuing operations, as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of this metric are that it:
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
Operating Assets Net Operating Income
We believe that Net Operating Income (“NOI”) is a useful supplemental measure of the performance of our Operating Assets. We define NOI as property specific revenues (rental income, tenant recoveries and other income) less expenses (real estate taxes, repairs and maintenance, marketing and other property expenses) and excluding the operations of properties held for disposition. NOI also excludes straight line rents, market lease amortization, impairments, depreciation and other amortization expense. Other real estate companies may use different methodologies for calculating NOI, and accordingly, the NOI of our Operating Assets may not be comparable to other real estate companies.
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
In addition, management believes that NOI provides useful information to the investment community about the performance of our Operating Assets. However, due to the exclusions noted above, NOI should only be used as an alternative measure of the financial performance of such assets and not as an alternative to GAAP operating income (loss) or net income (loss) available to common stockholders. For reference, and as an aid in understanding management’s computation of NOI, a reconciliation of NOI to EBT has been presented in the Operating Assets segment discussion below and a reconciliation of EBT to consolidated operating income (loss) from continuing operations as computed in accordance with GAAP has been presented in Note 12.
Master Planned Communities Segment
MPC revenues vary between periods based on economic conditions and several factors such as location, development density and commercial or residential use, among others. Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition costs and improvements incurred in prior periods, and may also have been previously written down through impairment charges. Expenditures for improvements in the current period are capitalized and therefore generally would not be reflected in the income statement in the current year.

     MPC sales data for the three months ended September 30, 2011 and 2010 is summarized as follows:

		Land Sales *		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
		Three Months Ended September 30,
		2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
($ in thousands)
Residential Land Sales
Maryland — Columbia	Single family — detached	$630	$—	0.5	—	3	—	$1,260	$—	$210	$—
Maryland — Columbia	Townhomes	1,697	—	0.5	—	12	—	n/a	n/a	141	—

Bridgeland	Single family — detached	5,149	4,201	20.3	17.0	103	87	254	247	50	48

Summerlin	Single family — detached	—	—	—	—	—	—	—	—	—	—
	Custom lots	—	1,362	—	1.0	—	2	—	1,362	—	681

The Woodlands	Single family — detached	19,043	11,486	53.5	29.6	216	105	356	388	88	109
	Single family — attached	887	—	2.3	—	34	—	386	—	26	—

	Subtotal	$27,406	$17,049	77.1	47.6	368	194

Commercial Land Sales
The Woodlands	Office and other	$—	$6,905	—	11.3			—	611
	Apartments and assisted living	1,839	—	5.3	—			347	—
	Retail	2,001	—	5.0	—			400	—

	Subtotal	3,840	6,905	10.3	11.3

Total acreage sales revenue		31,246	23,954
Deferred revenue		2,000	1,709
Special Improvement District revenue		—	28

Total segment land sales revenue		$33,246	$25,691

Less: Real Estate Affiliates land sales revenue		—	(18,394)

Total land sales revenue — GAAP basis		$33.246	$7,297

*	Land sales do not include $2.1 million and $2.3 million of builder price participation revenue for the three months ended September 30, 2011 and 2010, respectively. Prior year amount includes The Woodlands at 100%.

     MPC sales data for the nine months ended September 30, 2011 and 2010 is summarized as follows:

		Land Sales *		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
		Nine Months Ended September 30,
		2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
($ in thousands)
Residential Land Sales
Maryland — Columbia	Single family — detached	$1,480	$—	1.4	—	7	—	$1,057	$—	$211	$—
Maryland — Columbia	Townhomes	3,311	—	1.0	—	24	—	n/a	n/a	138	—

Bridgeland	Single family — detached	13,846	10,391	52.2	40.9	260	209	265	254	53	50

Summerlin	Single family — detached	25,504	—	62.4	—	312	—	409	—	82	—
	Custom lots	—	1,362	—	1.0	—	2	—	1,362	—	681

The Woodlands	Single family — detached	53,261	48,419	149.8	140.6	610	565	356	344	87	86
	Single family — attached	887	988	2.3	3.5	34	52	386	282	26	19

	Subtotal	$98,289	$61,160	269.1	186.0	1,247	828

Commercial Land Sales
Summerlin	Not-for-profit	$3,615	$—	16.0	—			226	—

The Woodlands	Office and other	$1,800	$10,709	3.2	21.3			563	503
	Apartments and assisted living	1,839	—	5.3	—			347	—
	Retail	5,115	4,470	10.5	14.7			487	304

	Subtotal	12,369	15,179	35.0	36.0

Total acreage sales revenue		110,658	76,339
Deferred revenue		(769)	2,818
Deferred revenue — Woodlands		6,285	(97)
Special Improvement District revenue		4,028	28

Total segment land sales revenue		$120,202	$79,088

Less: Real Estate Affiliates land sales revenue		(45,416)	(64,402)

Total land sales revenue — GAAP basis		$74,786	$14,686

*	Land sales do not include $5.7 million and $6.2 million of builder price participation revenue for the nine months ended September 30, 2011 and 2010, respectively. Such amounts include The Woodlands at 100%.
In the third quarter of 2011, we sold 368 lots, representing 77.1 residential acres as compared to the 194 lots representing 47.6 acres in 2010. In the first nine months of 2011 we sold 1,247 lots, representing 269.1 residential acres as compared to 828 lots, representing 186.0 acres for the first nine months of 2010. The majority of the increase in lots sold for the nine month period is attributable to our Summerlin community, which sold no lots in the third quarter of 2011 but 312 lots representing 62.4 acres in the nine months ended September 30, 2011, compared to virtually no sales for the first nine months of 2010. Summerlin’s low net sales volume in the first nine months of 2010 was primarily due to the poor Las Vegas residential market conditions and our decision to not reduce prices to maintain market share. The Las Vegas market, in particular, continues to be a challenging market for residential home sales. For the three months ended September 30, 2011, no lots were sold in our Summerlin community. Builder demand remains very unpredictable, and for the third quarter of 2011 two builders did not close on contracts representing approximately $9.2 million of revenues for 113 lots. We expect these conditions to continue while unemployment and the supply of homes for re-sale remain high. Variances in residential selling prices per lot and acre are principally caused by type of lots sold, location and intended development density.
Additionally, we sold 10.3 commercial acres in the quarter ended September 30, 2011 as compared to 11.3 acres in the quarter ended September 30, 2010, and 35.0 commercial acres in the nine months ended September 30, 2011 as compared to 36.0 commercial acres in the nine months ended September 30, 2010. These acres were sold primarily from The Woodlands MPC. The change in price per acre and price per lot for all of our communities is largely attributable to selling of certain product types in different locations.

Major Items of Revenues and Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(In thousands)
Master Planned Communities (*)
Land sales	$33,246	$25,691	$120,202	$79,088
Other land revenues	7,735	6,154	18,738	16,234
Other rental and property revenues	—	228	6	635

Total revenues	40,981	32,073	138,946	95,957
Cost of sales — land	27,033	14,335	75,838	43,790
Land sales operations	7,433	9,464	22,588	31,914
Rental property operations	1,153	908	3,626	3,511
Provisions for impairments	—	—	—	—
Depreciation and amortization	23	40	88	118
Interest, net	(5,354)	(2,285)	(12,276)	(7,988)

Total expenses	30,288	22,462	89,864	71,345

Venture partner share of The
Woodlands EBT	—	(2,969)	(8,639)	(10,392)

MPC EBT	$10,693	$6,642	$40,443	$14,220

(*)	Our master planned communities segment includes revenues and expenses related to The Woodlands (Note 1). For a detailed breakdown of EBT, refer to Note 12. Such amounts include The Woodlands at 100%.
Lands sales increased approximately $7.6 million and $41.1 million for the three and nine months ended September 30, 2011, respectively. The year to date increase was related to a $24.1 million increase in finished lot sales contracts in our Summerlin community compared to the same period of 2010. Summerlin’s land sales also improved $3.6 million as a result of commercial sales during the year as compared to 2010. Additionally, Summerlin’s sales revenue improved by $4.0 million for the nine months ended September 30, 2011 as a result of the settlement of our special improvement district obligation. Our Columbia and Bridgeland communities showed increases of approximately $4.8 million and $3.5 million, respectively, for the nine months ended September 30, 2011 as compared to the same period in 2010. Bridgeland is experiencing increasing sales velocity due to the strength of the Houston, TX new home sales market and our acceleration of local marketing investment in the beginning of 2011. Additionally revenues in The Woodlands increased $5.4 million and $4.7 million for the three and nine months ended September 30, 2011. The Woodlands sold an additional 145 lots in the third quarter of 2011 as compared to the third quarter of 2010, and 27 more lots for the nine months ended September 30, 2011 compared to the same period in 2010. Increase in lot sales were offset by fewer commercial sales. Bridgeland’s third quarter 2011 land sales increased by $0.9 million over third quarter 2010, primarily as a result of selling 16 more lots in the third quarter of 2011 as compared to the same period in 2010. Columbia and Summerlin had virtually no lot sales in the first nine months of 2010.
Other land revenues increased approximately $1.6 million and $2.5 million for the three and nine months ended September 30, 2011, respectively. The third quarter of 2011 increase is primarily due to approximately $1.4 million from forfeiture of land sale deposits at Summerlin. For the nine months ended September 30, 2011, the increase is due to the forfeiture revenues noted above and a $1.0 million reduction during the second quarter 2011 of a contingent purchase price obligation to a former owner of Bridgeland.
Land sales margins decreased to 18.7% and 36.9% for the three and nine months ended September 30, 2011, respectively, compared to 44.2% and 44.6%, respectively, for the same periods in 2010. The decrease principally relates to the higher cost percentage attributed to The Woodlands sales in the third quarter of 2011. As part of The Woodlands acquisition, its finished lot inventory was recorded at fair value. As a result, The Woodlands third quarter 2011 cost of sales reflected lower margins on its finished lot sales. The Woodlands land sales margin was approximately 9.8% for the third quarter 2011. Excluding an $8.6 million acquisition-related fair value increase in The Woodlands cost of land sales for the three months ended September 30, 2011, third quarter 2011 MPC land sales margin would have been 47.7%. Once the 577 acquired finished lots are sold, we expect The Woodlands margins to return to historical levels. Also, Summerlin sales, which have a lower margin than Bridgeland and The Woodlands, comprised a larger portion of total land sales for the first three quarters of 2011 compared to the same period in the prior year. Costs of land sales is based on carrying values of the lots sold and varies by community based upon historical purchase price of the land and improvements made, and to be made, by us, less any impairment charges previously recorded on the land.

Land sales operations decreased $2.0 million in the three month period ending September 30, 2011 primarily due to real estate tax savings achieved in our Summerlin project as a result of a successful tax appeal. The year to date savings of $9.3 million is primarily attributable to savings in real estate taxes achieved from the successful tax appeal and savings in legal costs at our Summerlin community.
Interest, net reflects the amount of interest that is capitalized at the project level, as well as interest income related to our tax indemnity agreement with GGP which was executed in conjunction with the spin-off. The net benefit had increased by $3.1 million in the quarter ending September 30, 2011 as compared to the same period in 2010 as more interest cost associated with The Woodlands operations are now capitalized as a result of the acquisition. The net benefit has increased $4.3 million for the nine months ended September 30, 2011 compared to the same period in 2010 due to interest income associated with the agreement mentioned above.
In addition to EBT for the Master Planned Communities, management believes that members of the investment community measure the value of the assets in this segment based on a computation of the annual contribution of the assets to liquidity and capital available for investment. Accordingly, the following table presents the MPC Net Contribution for 2011 and 2010. MPC Net Contribution is defined as MPC EBT, plus MPC cost of sales, provisions for impairment and depreciation and amortization, reduced by MPC development and acquisitions expenditures including our share of such expenditures by The Woodlands. Current period expenditures primarily relate to land expected to be sold in future periods. The improvement in MPC Net Contributions during the three and nine months ended September 30, 2011 compared to the same period in 2010, is primarily attributable to increased land sales and the results of efforts to reduce operational costs more than offsetting current period expenditures. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance.
MPC Net Contribution

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
MPC EBT (*)	$10,693	$6,642	$40,443	$14,220
Plus:
Cost of sales — land	27,033	14,335	75,838	43,790
Provisions for impairments	—	—	—	—
Depreciation and amortization	23	40	88	118
Less:
MPC land/residential development and acquisitions expenditures	(27,132)	(16,582)	(71,875)	(45,964)

MPC Net Contribution	$10,617	$4,435	$44,494	$12,164

(*)	Our Master Planned Communities segment includes revenues and expenses related to The Woodlands, one of our Real Estate Affiliates until July 1, 2011, at which time The Woodlands became a wholly-owned subsidiary.

For a detailed breakdown of EBT, refer to Note 12.
Operating Assets Segment
We view NOI as an important measure of the operating performance of our Operating Assets. These assets typically generate rental revenues sufficient to cover their operating costs, and variances between years in net operating income typically results from changes in occupancy, tenant mix and operating expenses. The following table reconciles Operating Assets NOI to EBT. As of July 1, 2011, we own 100% of The Woodlands. The third quarter Operating Assets segment includes the net operating income and consolidated operating results of The Woodlands Operating Assets. As a result of the acquisition, The Woodlands operating assets have been aligned with HHC’s segments; and therefore, all years presented have been recast to reflect the new segmentation. In prior periods, when we owned less than 100% of The Woodlands and accounted for this investment using the equity method, all of The Woodlands operating results were classified in the MPC segment using the proportionate method. Many of our legacy Operating Assets (and virtually all of our retail properties) require repositioning to maximize value; however, most of The Woodlands commercial properties have recently been constructed and are stabilized or expected to reach stabilization in the near future. Nevertheless, we use common operating metrics such as NOI, to measure the operating performance of all of these assets. The following table shows NOI for each of these assets for the three and nine months ended September 30, 2011 and 2010 as if we owned 100% of the assets during these periods.

Operating Assets NOI and EBT
(Classifications based on ownership as of September 30, 2011)

	Net Operating Income (NOI)				Net Operating Income (NOI)
	Three Months Ended September 30,				Nine Months Ended September
(In thousands)	2011		2010		2011		2010
Operating Assets

Retail
Ward Centers	$5,630		$5,565		$16,449		$17,219
South Street Seaport	1,502		787		3,150		2,952
Rio West Mall	287		444		963		1,480
Landmark Mall	83		287		553		1,149
Riverwalk Marketplace	194		(117)		590		605
Cottonwood Square	83		114		299		373
Park West	159		87		490		255
20/25 Waterway Avenue	377		113		902		457
Waterway Garage Retail	(8)		—		6		—

Total Retail	8,307		7,280		23,402		24,490
Office
110 N. Wacker	1,526		1,530		4,586		4,589
Columbia Office Properties	259		660		2,033		2,133
4 Waterway Square	425		45		1,102		(161)
9303 New Trails	299		330		852		831
1400 Woodloch Forest	239		245		649		756
2201 Lake Woodlands Drive	83		84		249		239

Total Office	2,831		2,894		9,471		8,387

The Woodlands Resort and Conference Center	848		317		6,051		3,913

Total Retail, Office, Resort and Conference Center	11,986		10,491		38,924		36,790

The Club at Carlton Woods	(1,420)		(1,512)		(3,932)		(4,161)
The Woodlands Parking Garages	(469)		(201)		(902)		(578)
The Woodlands Ground leases	97		91		310		263
Other properties	(508	)(a)	1,073		5,453	(b)	3,096

Total Other	(2,300)		(549)		929		(1,380)

Total Operating Assets NOI	9,686		9,942		39,853		35,410

Straight-line and market lease amortization rent	506		(24)		1,356		466
Provisions for impairment	—		(92)		—		(522)
Early extinguishment of debt	(11,305)		—		(11,305)		—
Depreciation and amortization	(6,942)		(5,808)		(16,958)		(17,530)
Equity in earnings from nonconsolidated affiliates	132		(122)		(352)		(14)
Interest, net	(2,893)		(4,207)		(7,766)		(13,650)
Less: Partners’ share of Operating Assets EBT	—		1,076		(664)		1,320

Operating Assets EBT (100% Owned)	(10,816)		765		4,164		5,480

Operating Assets NOI — Equity Method Investments
Millennium Waterway Apartments	$779		$(175)		$741		$(24)
Woodlands Sarofim #1	364		394		1,138		1,177
Stewart Title (title company)	323		354		667		784
Forest View/Timbermill Apartments	465		409		1,317		1,198

Total NOI — equity investees of September 30, 2011 (c)	1,931		982		3,863		3,135

Adjustments to NOI	(1,411	)(d)	(833	)(d)	(3,748	)(d)	(2,140	)(d)

Net Income	520		149		115		995
Less: JV Partner’s Share of Net Income	(388)		(381)		(905)		(1,022)

The Woodlands Share of Net Income	132		(232)		(790)		(27)

Equity in earnings from nonconsolidated affiliates	132		(122)		(352)		(14)

(adjusted for The Company’s ownership of The Woodlands)

	Economic	September 30, 2011
	Ownership	Debt	Cash
Millennium Waterway Apartments	83.55%	$47,175	$1,720
Woodlands Sarofim #1	20.00%	7,153	665
Stewart Title (title company)	50.00%	—	236
Forest View/Timbermill Apartments	50.00%	5,840	—

(a)	Includes $0.5 million loss associated with the Golf Courses at Summerlin.

(b)	Includes $3.9 million dividends from Summerlin Hospital Medical Center.

(c)	Our share of equity investees’ NOI is $1.1 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively, and $1.8 million and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively.

(d)	Adjustments to NOI include straight-line and market lease amortization, depreciation and amortization and non-real estate taxes.

Retail Properties
Ward Centers NOI for the three months ended September 30, 2011, increased slightly over the third quarter of 2010 principally because of lower provisions for doubtful accounts. For the nine months ended September 30, 2011, NOI decreased by approximately $0.8 million compared to 2010 due to lower rental revenue of $0.4 million (principally as a result of a bankrupt tenant) and $0.3 million in higher energy costs.
New leasing and new kiosk cart rental revenue at South Street Seaport increased NOI by approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. Prior year utility recoveries and recoveries for new leasing increased NOI by approximately $0.5 million for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. Special event income increased NOI for the third quarter of 2011 by $0.3 million over 2010; however, year-to-date special event income is flat due to this income being generated earlier in the year in 2010. The nine month NOI increase was partially offset by approximately $0.8 million of higher repair and maintenance costs and professional fees in 2011 as compared to 2010.
Riverwalk Marketplace third quarter 2011 NOI increased over the third quarter 2010 due to increased leasing activity and lower expenses. Riverwalk’s NOI for the nine months ended September 30, 2010 benefited from a $0.4 million tenant settlement in the second quarter of 2010.
Rio West and Landmark Mall third quarter and year-to-date 2011 NOI decreased primarily because of increased vacancy at the malls. Park West NOI for the three and nine months ended September 30, 2011 improved over the same periods in 2010 principally as a result of improved leasing at the property and contractual rent increases.
20 and 25 Waterway Avenue and Waterway Garage Retail are located at The Woodlands. 20 and 25 Waterway are 97.5% leased and are expected to reach stabilized annual NOI of approximately $1.6 million by the fourth quarter of 2011. Waterway Garage Retail is 19.0% leased.
Office Properties
All of the office properties listed in the NOI schedule, except for 110 N. Wacker and the Columbia Office Properties, are located in The Woodlands. The Columbia Office Properties NOI for the three and nine months ended September 30, 2011 decreased as compared to the same periods in 2010 due to the inclusion, beginning in the third quarter of 2011, of our Columbia Office Regional Building within this group. The building is located in the Columbia Town Center, is the former Rouse Company headquarters, and is currently partially occupied by our employees. Prior to 2011, the building was fully occupied by GGP and us. We are actively seeking tenants for the building, which has an approximate $0.6 million NOI loss for the first nine months of 2011.
4 Waterway Avenue is 99.8% leased as of September 30, 2011, and had an average 46.7% occupancy for the first nine months of 2011 due to completion of its initial lease-up activities. The asset is expected to reach stabilized annual NOI of $5.5 million in the second quarter of 2012. 9303 New Trails is 93.9% leased as of September 30, 2011, and had an average occupancy of 73.9% for the first nine months of 2011. The asset is expected to reach stabilized annual NOI of $1.8 million in the second quarter 2012.
Other
The Woodlands Resort and Conference Center’s increase in NOI for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, is due principally to higher overall revenue per available room (RevPAR, which is the average daily room rate multiplied by average occupancy), which increased 12.9% to $98.41 for the first nine months of 2011 compared to $87.13 for the same period in the prior year. Increased business activity and improving economic conditions in The Woodlands and surrounding areas, including higher commercial occupancies, are driving increased revenue and NOI as compared to 2010.
The Club at Carlton Woods (the “Club”) is a 36-hole country club at The Woodlands with 559 members as of September 30, 2011. We estimate the Club requires approximately 800 members to achieve break-even NOI, and therefore we expect to incur NOI losses into the foreseeable future. Carlton Woods’ revenues and expenses are included in other property and rental revenues, and other property operating costs. Such amounts were $2.5 million and $3.9 million, respectively, for the three months ended September 30, 2011.

The Waterway garages comprise nearly 3,000 parking spaces in two separate parking structures. The Waterway Square garage (1,933 spaces) is located in The Woodlands Town Center and has excess parking capacity for future commercial development. Woodloch Forest garage has approximately 1,000 total spaces with 300 spaces available for future adjacent office development.
Partially Owned
The Millennium Waterway Avenue apartments are approximately 90% leased as of September 30, 2011, and had an average occupancy of 69% for the first nine months of 2011. The apartments were in their initial lease-up period during 2011 and are expected to reach stabilized annual NOI of approximately $4.6 million prior to year-end.
Major Items of Revenues and Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Operating Assets (*)
Minimum rents	$19,210	$18,180	$57,247	$55,359
Resort and conference center revenues	7,200	6,496	26,306	22,260
Other rental and property revenues	10,182	9,033	34,900	29,034

Total revenues	36,592	33,709	118,453	106,653
Rental property real estate taxes	3,151	3,052	9,104	9,160
Rental property maintenance costs	2,106	1,759	5,614	5,560
Resort and conference center operations	6,352	6,179	20,256	18,347
Other property operating costs	14,354	12,290	42,314	36,722
Provision for doubtful accounts	305	632	308	1,002
Provisions for impairment	—	92	—	522
Depreciation and amortization	6,942	5,808	16,958	17,530
Interest, net	2,893	4,207	7,766	13,650
Early extinguishment on debt	11,305	—	11,305	—

Total expenses	47,408	34,019	113,625	102,493

Venture partner share of The Woodlands
EBT	—	1,076	(664)	1,320

Operating Assets EBT	$(10,816)	$766	$4,164	$5,480

(*)	For a detailed breakdown of our Operating Assets segment EBT, refer to Note 12. Such amounts include The Woodlands at 100%.
Significant variances in major items of revenues and expenses in EBT not explained in the NOI items described immediately above are detailed below.
The $1.1 million increase and $0.6 million decrease in depreciation and amortization for the three and nine months ended September 30, 2011, respectively, compared to the three months ended September 30, 2010 was primarily due to the increased depreciation of The Woodlands properties during the third quarter 2011 resulting from purchase accounting, offset during the nine months ended September 30, 2011 by reduced carrying values in 2011 for Landmark Mall and Riverwalk Marketplace as a result of fourth quarter 2010 impairment provisions.
Interest, net decreased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily as a result of the debt repayment for 110 N. Wacker.
Early extinguishment of debt relates to the refinancing of approximately $209.5 million of Ward Centers mortgage debt, which was carried at a discount to its outstanding principal balance.
Other property operating costs were higher for the three and nine months ended September 30, 2011 by $2.1 million and $5.6 million, respectively, compared to the same periods in 2010. The increased costs were attributable to higher utility costs resulting from the record breaking temperatures over the summer months and leasing costs associated with our Columbia properties as well as higher operating costs at the Club. The 2010 other property operating costs include a favorable adjustment of $1.1 million related to certain insurance claims assumed by GGP.

Strategic Developments
Major Items of Revenues and Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Strategic Developments (*)
Minimum rents	$209	$240	$658	$778
Condominium unit sales	9,071	—	19,495	—
Other rental and property revenues	37	135	1,242	346

Total revenues	9,317	375	21,395	1,124
Condominium unit cost of sales	5,470	—	13,723	—
Rental and other property operations	272	3,386	4,504	8,443
Provisions for impairment	—	—	—	56
Depreciation and amortization	59	64	175	151
Interest, net	149	13	154	27

Total expenses	5,950	3,463	18,556	8,677

Venture partner share of The Woodlands EBT	—	—	—	—

Strategic Developments EBT	$3,367	$(3,088)	$2,839	$(7,553)

(*)	For a detailed breakdown of our Strategic Developments segment EBT, refer to Note 12.
The increases in condominium unit sales and cost of sales for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 is primarily due to sales revenues and costs of sales, respectively, at our Nouvelle at Natick (“Nouvelle”) project. During the three and nine months ended September 30, 2011, we sold 24 units and 47 units, respectively. At September 30, 2011, we had nine units remaining in inventory at Nouvelle of which four were under contract for sale. No condominium unit sales revenues were recognized in the three and nine months ended September 30, 2010 because pursuant to the Plan, only the unsold units at the Effective Date were distributed to us and therefore, no condominium sales revenues prior to the Effective Date were allocated to us.
The increase in other rental and property revenues for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 is primarily due to the sale of two ancillary parcels of land, aggregating approximately 4.6 acres, at the Kendall Town Center property which occurred in the third quarter of 2011. Rental and other property operations decreased for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 primarily due to a $1.3 million property tax refund resulting from a tax protest associated with our Elk Grove development which occurred in the third quarter of 2011.
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

Certain Significant Consolidated and Combined Revenues and Expenses *

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010
Minimum rents	$19,403	$16,349	$53,098	$50,349
Tenant recoveries	5,399	4,637	14,538	13,891
Master Planned Community land sales	33,246	7,297	74,786	14,686
Builder price participation	2,145	1,148	3,263	3,343
Condominium unit sales	9,071	—	19,495	—
Resort and conference center revenues	7,200	—	7,200	—
Other land revenues	3,886	1,589	7,382	4,112
Other rental and property revenues	6,540	1,440	11,051	5,500
Master Planned Community cost of sales	(27,035)	(3,751)	(51,909)	(7,001)
Master Planned Community operations	(7,398)	(6,306)	(17,611)	(23,653)
Condominium unit cost of sales	(5,470)	—	(13,723)	—
Resort and conference center operations	(6,352)	—	(6,352)	—
Rental property real estate taxes	(1,639)	(4,131)	(8,064)	(11,161)
Rental property maintenance costs	(2,341)	(1,484)	(5,467)	(4,766)
Other property operating costs	(16,964)	(8,994)	(36,028)	(27,195)
Provision for doubtful accounts	(275)	(744)	(590)	(1,101)
General and administrative	(9,990)	(3,467)	(23,581)	(12,463)
Provisions for impairment	—	(92)	—	(578)
Depreciation and amortization	(7,208)	(4,109)	(13,592)	(12,535)
Interest income	2,341	59	7,097	118
Interest expense	—	(681)	—	(1,888)
Early extinguishment of debt	(11,305)	—	(11,305)	—
Warrant liability gain	169,897	—	100,762	—
Investment in real estate affiliate basis adjustment	(6,053)	—	(6,053)	—
Benefit (provision) for income taxes	7,760	350	4,344	(17,603)
Equity in earnings from Real Estate Affiliates	166	1,222	7,787	6,394
Reorganization items	—	(16,515)	—	(43,129)

Net income (loss)	$165,024	$(16,183)	$116,528	$(64,680)

(*) Such amounts include the Woodlands at 100%
As described in Note 1, we did not become a public company and did not operate as an entity separate from GGP until November 2010; therefore, our 2010 financial results reflect allocations made by GGP for general and administrative expenses based on actual costs incurred or based upon our percentage of GGP’s total assets and revenues. Since our separation from GGP, we have been operating as an independent public company and have been building our organization to analyze, create and implement development plans for our assets. On July 1, 2011, we consolidated the operations of The Woodlands, increasing our employee base from 190 employees to 799 employees at September 30, 2011. For these reasons, we do not believe that current year general and administrative expenses are comparable to prior year amounts.
For the three months ended September 30, 2011, our general and administrative costs totaled $10.0 million, of which $3.0 million was attributable to The Woodlands. The third quarter general and administrative expenses of $7.0 million, excluding The Woodlands, decreased by $1.4 million over the second quarter of 2011 (excluding The Woodlands) principally as a result of approximately $1.4 million of lower consulting and professional fees relating to the non reoccurrence of 2010 costs related to our transition to operating as a public company, a $0.6 million reduction related to the year-to-date Columbia headquarters building costs which were reclassified to property operating costs in the third quarter 2011, offset slightly by higher compensation costs resulting from our increased headcount.
The increase in depreciation and amortization for the three and nine months ended September 30, 2011 as compared to the same period in the prior year primarily resulted from the consolidation of 100% of The Woodlands for the third quarter 2011, offset slightly by the decrease in the carrying amount of buildings and equipment due to the impairment charges recorded in 2010 as well as write-offs of tenant allowances and assets becoming fully amortized in 2010 and 2011.
The increase in the income tax benefit for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to adjustments to true up the deferred tax assets and liabilities received from GGP in the spin-off associated with interests in various entities of The Woodlands.
Warrant liability gain reflects the change in estimated value of the Sponsors Warrants and Management Warrants (Note 1) during the three and nine months ending September 30, 2011, primarily attributable to changes in our stock price. No such adjustment was recorded in the three months ended September 30, 2010 as such warrants were not issued until November 2010 and February 2011.

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
Liquidity and Capital Resources
Our primary sources of cash for 2011 include cash flow from land sales in our Master Planned Communities segment, cash generated from our operating assets, net proceeds from asset sales and first mortgage financings secured by our assets. Our primary uses of cash include working capital, overhead, debt repayment, property improvements, pre-development and development costs. In addition, by December 1, 2011, we expect to repay with cash on hand the $97.5 million note relating to the acquisition of our partner’s interest in The Woodlands (See Note 1). We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing contracted obligations, including the repayment of the acquisition note, and anticipated ordinary course operating expenses for at least the next twelve months. The pursuit of development and redevelopment opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding. We intend to raise this additional funding with a mix of construction, bridge and long-term financings and by entering into joint venture arrangements.
On September 29, 2011, we closed on a $250.0 million first mortgage financing secured by the Ward Centers in Honolulu, Hawaii, and that bears interest at LIBOR plus 2.50%. The loan matures on September 29, 2016, and we entered into an interest rate swap on $143.0 million of the principal balance was swapped to a 3.81% fixed rate for the term of the loan.
Initial loan proceeds of approximately $212.5 million were used to repay approximately $209.5 million of mortgage debt and to fund closing costs. Also, the loan may be drawn to a maximum $250.0 million to fund capital expenditures at the property, provided that maximum leverage cannot exceed the lesser of 65% of the property’s appraised value and a 10.0% debt yield.
In March 2011, The Woodlands refinanced a portion of its debt by entering into a $270.0 million credit facility which matures in 2015 and a $36.1 million financing which matures in 2012. At September 30, 2011, there was approximately $35 million of undrawn borrowing capacity under the credit facility.
The following table summarizes our Net Debt on a segment basis as of September 30, 2011. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and Special Improvement District receivable. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

Segment Basis Net Debt

	Master					Non-	Total
	Planned	Operating		Strategic	Segment	Segment	September 30,
Segment Basis (a)	Communities	Assets		Developments	Totals	Amounts	2011
(In thousands)
Mortgages, notes and
loans payable	$413,424 (b)	$334,516	(c)	$4,890	$752,830	$—	$752,830
Less: Cash and cash equivalents	(40,775)	(12,285	) (d)	—	(53,060)	(241,990)	(295,050)
Special Improvement
District receivable	(42,017)	—		—	(42,017)	—	(42,017)
Municiple Utility District
receivable	(110,054)	—		—	(110,054)	—	(110,054)

Net debt	$220,578	$322,231		$4,890	$547,699	$(241,990)	$305,709

(a)	Refer to Note 12 — Segments in the Notes to the Condensed Consolidated and Combined Financial Statements.

(b)	Includes The Woodland’s $97.5 million acquisition note and $235.0 million Master Credit Facility outstanding balance.

(c)	Includes our $43.8 million share of debt of our Real Estate Affiliates.

(d)	Includes our $1.7 million share of cash and cash equivalents of our Real Estate Affiliates.
Summary of Cash Flows
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities was $22.0 million for the nine months ended September 30, 2011 and $(60.5) million for the nine months ended September 30, 2010. The improvement in cash provided by operating activities during 2011 is primarily related to increased land sales in the MPC segment and condominium sales individual in our Strategic Developments segment as well as operating cash flow from inclusion of The Woodlands’ businesses to our portfolio.
Cash used for real estate acquisition and development expenditures was $65.8 million for the nine months ended September 30, 2011, an increase of $26.7 million for the nine months ended September 30, 2010.
Net operating cash provided by our Real Estate Affiliates was primarily due to the $3.9 million dividend payment received from our Summerlin Hospital Medical Center cost basis investment whereas no such dividends were received in 2010.
Net cash provided by (used in) certain assets and liabilities, including accounts and notes receivable, prepaid expense and other assets, deferred expenses, and accounts payable and accrued expenses and deferred tax liabilities was a use of operating cash of approximately $(8.5) million in 2011 and a source of operating cash of $28.6 million in 2010.
Cash Flows from Investing Activities
Net cash used in investing activities was $12.8 million for the nine months ended September 30, 2011 and $71.1 million for the nine months ended September 30, 2010. Cash used for real estate and property expenditures was $25.0 million for the nine months ended September 30, 2011, a decrease from $71.1 million for the nine months ended September 30, 2010. The 2011 expenditures primarily relate to the 732 space structured garage and land improvements placed in service in the third quarter. Also in the third quarter of 2011, we received reimbursements from a municipality of $5.6 million related to our infrastructure improvements for the EIK Grove Promenade strategic development.
Cash Flows from Financing Activities
Net cash used by financing activities was $0.4 million for the nine months ended September 30, 2011 compared to cash provided by financing operations of 131.2 million for the nine months ended September 30, 2010.
Cash provided by financing activities of $241.6 million resulted primarily from the $250.0 million ($212.5 million initial funding as of September 30, 2011) Ward Centers mortgage financing and $29.0 million 110 N. Wacker Drive office building mortgage financing. (See Note 5).
Principal payments on mortgages, notes and loans payable, including the refinancing of the Ward Centers and 110 N. Wacker mortgages, were $241.1 million for the nine months ended September 30, 2011 and $4.7 million for the nine months ended September 30, 2010. In addition, through the third quarter of 2010, we received contributions from GGP of $137.4 million.

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
REIT Requirements
In order for Ward to remain qualified as a REIT for federal income tax purposes, Ward must distribute or pay tax on 100% of its capital gains and distribute at least 90% of our ordinary taxable income to its stockholders, including us. See Note 7 for more detail on Ward’s ability to remain qualified as a REIT.
Recently Issued Accounting Pronouncements
See Note 1 to the Condensed Consolidated and Combined Financial Statements.
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except as provided below, there have been no significant changes in the market risks described in our Annual Report.
The Company is exposed to market risk from changes in the variable interest rate based on LIBOR incurred on approximately $512.6 million of debt. As described in Note 5, we have entered into interest rates swaps having a $172.0 million notional amount ($29.0 million relating to 110 N. Wacker and $143.0 million relating to the Ward Centers mortgages) to fix the rate on the swapped portion for the term of the related debt. During the third quarter 2011, we also consolidated $271.1 million of floating rate debt relating to The Woodlands. This debt bears interest at a spread to one-month LIBOR with a 1.00% floor on LIBOR. The Woodlands has an interest rate cap with a $100.0 million notional amount, a 5.00% strike, and August 2013 expiration to mitigate its exposure to increasing LIBOR rates.
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
Internal Controls over Financial Reporting
There have been no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1 LEGAL PROCEEDINGS
Other than the Chapter 11 Cases, neither the Company nor any of the Real Estate Affiliates is currently involved in any material pending legal proceedings.
ITEM 1A RISK FACTORS
There are no material changes to the risk factors previously disclosed in our Annual Report, with the exception of the additional risk factors discussed below.
Acquisition of The Woodlands
On July 1, 2011, we completed the acquisition of our venture partner’s 57.5% legal interest, which equates to a 47.5% economic interest based on the joint venture agreement, in The Woodlands for $117.5 million. If we are unable to sufficiently capture the expected benefits and synergies of this acquisition, if disorder occurs as a result of changing business processes due to the acquisition or if higher-than-expected expenses are incurred due to the unforeseen circumstances related to this acquisition, our performance could be negatively affected.
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

The Howard Hughes Corporation
Date: November 10, 2011	By:	/s/ Andrew C. Richardson
Andrew C. Richardson
Chief Financial Officer

EXHIBIT INDEX

2.1	Partnership Interest Purchase Agreement among TWC Commercial Properties, LLC, TWC Commercial Properties, LP, TWC Operating, LLC, TWC Operating, LP, TWC Land Development, LLC, TWC Land Development, LP and MS TWC, Inc., MS/TWC Joint Venture (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed July 5, 2011)

10.1	Loan Agreement dated as of September 29, 2011, by and among Victoria Ward Limited along with certain of Victoria Ward, Limited’s subsidiaries, as borrowers, Wells Fargo Bank, National Association, as Administrative Agent and lead lender, CIBC, First Hawaiian Bank, Bank of Hawaii and Central Pacific Bank, as lenders, and Wells Fargo Securities, L.L.C., as sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed October 4, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2011. The registrant agrees to furnish a copy of such agreements to the SEC upon request.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated and Combined Statements of Equity for the nine months ended September 30, 2011and 2010, and (iv) the Condensed Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2011 and 2009. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.