Form 10-K
period 2011-12-31
Howard Hughes Corp
filed 2012-02-29
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.4 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 24, 2012, there were 37,945,707 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2012 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report of Form 10-K. The registrant intends to file this Proxy Statement with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “plan,” “intend,” “believe,” “may,” “should,” “would,” “likely” and other words of similar expression. Forward-looking statements should not be relied upon. They give our expectations about the future and are not guarantees. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include:

•	our history of losses;

•	our inability to obtain operating and development capital;

•	a prolonged recession in the national economy and adverse economic conditions in the retail sector;

•	our inability to compete effectively;

•	our directors may be involved or have interests in other businesses, including real estate activities and investments;

•	our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners;

•	potential conflicts with GGP (as defined below) arising from agreements with GGP with respect to certain of our assets;

•	risks associated with our spin-off from GGP not qualifying as a tax-free distribution for U.S. federal income tax purposes;

•	substantial stockholders having influence over us, whose interests may be adverse to ours or other stockholders; and

•	the other risks described in Item 1A. “Risk Factors.”

PART I

Throughout this Annual Report on Form 10-K, references to the “Company,” “we” and “our” refer to The Howard Hughes Corporation and its consolidated subsidiaries, unless the context requires otherwise.

ITEM 1. BUSINESS

OVERVIEW

The Howard Hughes Corporation’s mission is to be the preeminent developer and operator of master planned communities and mixed use properties. We create timeless places and memorable experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We specialize in the development of master planned communities and ownership, management and the redevelopment or repositioning of real estate assets currently generating revenues, also called operating assets as well as other strategic real estate opportunities in the form of entitled and unentitled land and other development rights, also called strategic developments. We are headquartered in Dallas, Texas and our assets are located across the United States.

Unlike most real estate companies which are limited in their activities because they have elected to be taxed as a real estate investment trust, we have no restrictions on our operating activities or types of services that we can offer. We believe our structure provides the greatest flexibility for maximizing the value of our real estate portfolio. As of December 31, 2011, our consolidated debt equaled approximately 17.9% of our total assets and we had $227.6 million of cash on hand.

Our master planned communities have won numerous awards for, among other things, design and community contribution. We expect the competitive position and desirable locations of our assets (which collectively comprise millions of square feet and thousands of acres of developable land), combined with their operations and long-term opportunity through entitlements, land and home site sales and project developments will drive our long-term growth.

We are pursuing development opportunities for a number of our assets that were previously postponed due to lack of liquidity resulting from deteriorating economic conditions, the credit market collapse and the bankruptcy filing of our predecessors, we are also developing plans for other assets for which plans had not yet been developed.

We currently operate our business in three segments: Master Planned Communities, Operating Assets and Strategic Developments. Financial information about each of our segments is presented in Note 15 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

We were incorporated in Delaware in 2010 to receive certain assets and liabilities of GGP, Inc., formerly known as General Growth Properties, Inc. (“GGP” and collectively with its subsidies, our “predecessors”) in connection with our predecessors’ emergence from bankruptcy. We completed our spin-off from GGP on November 9, 2010.

Overview of Business Segments

Master Planned Communities. Our Master Planned Communities segment primarily consists of the development and sale of residential and commercial land, primarily in large-scale projects. After acquiring our partner’s 47.5% economic interest in The Woodlands Operating Company, L.P. and subsidiaries, TWCPC Holdings, LP and subsidiaries and TWLDC Holdings, L.P. and subsidiaries (collectively “The Woodlands”) on July 1, 2011, we now wholly own our four master planned communities (The Woodlands, Summerlin, Bridgeland and Maryland). Our master planned community in Maryland includes four separate communities that are collectively referred to as the “Maryland Communities.”

Our Master Planned Communities include over 14,000 acres of land remaining to be sold. Residential sales, which are made primarily to home builders, include standard and custom parcels as well as high density (e.g., condominium, town homes and apartments) parcels designated for detached and attached single- and multi-

family homes, ranging from entry-level to luxury homes. Commercial sales include land parcels designated for retail, office, resort, services and other for-profit activities, as well as those parcels designated for use by government, schools and other not-for-profit entities.

Operating Assets. Our Operating Assets segment contains 26 properties and investments, consisting primarily of commercial mixed-use, retail and office properties that currently are generating revenue. The assets include nine mixed use and retail properties, six office properties (one of which includes several individual buildings), a resort and conference center, a 36-hole golf and country club, six equity investments and three other operating assets. We believe that there are opportunities to redevelop or reposition many of these assets, primarily the retail properties, to increase operating performance. These opportunities will require new capital investment and vary in complexity and scale. The redevelopment opportunities range from minimal disruption to the property to the partial or full demolition of existing structures for new construction. Beginning with the consolidation of The Woodlands in 2011, this segment also includes the commercial properties located at The Woodlands, which consist primarily of newly-constructed or stabilized office, retail and golf properties, and a resort and conference center.

Strategic Developments. Our Strategic Developments segment is made up of near, medium and long-term development projects for 19 of our real estate properties. We believe most of these 19 assets will require substantial future development to achieve their highest and best use. We are in various stages of creating or executing strategic plans for many of these assets based on market conditions and availability of capital. In addition to the permitting and approval process attendant to almost all large-scale real estate developments of this nature, we will likely need to obtain financing to realize a development plan for one or more of these assets.

The chart below presents our assets by reportable segment.

Master Planned Communities

Our Master Planned Communities segment consists of the development and sale of residential and commercial land, primarily in large-scale projects in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland. Summerlin and the Maryland Communities are additionally divided into regions or projects as described below in each of the separate community narratives. Revenues are derived primarily from the sale of finished lots and undeveloped pads to both residential and commercial developers. Additional revenues are earned through participations with builders in their sales of finished homes to homebuyers. Revenues and net income are affected by factors such as: (1) the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates; (2) consumer and business confidence; (3) regional economic conditions in the areas surrounding the projects; (4) employment levels; (5) levels of homebuilder inventory; (6) other factors generally affecting the homebuilder business and sales of residential properties; (7) availability of saleable land for particular uses; and (8) our decisions to sell, develop or retain land.

Our Master Planned Communities are located in geographic markets which are experiencing different rates of recovery following the housing market decline that started in 2007. Our communities in Houston, Texas, have benefited from companies relocating to Houston and the expansion of energy sector companies. The Las Vegas, Nevada market is recovering more slowly and our Summerlin master planned community is experiencing more variability in sales pace and volume compared to our Houston communities. As a business venture, development of master planned communities requires expertise in large-scale, long-range land use planning, residential and commercial real estate development, sales and other special skills. The development of our large scale master planned communities requires decades of investment and a continual focus on the changing market dynamics surrounding these communities. We believe that the long-term value of our master planned communities remains strong because of their competitive and dominant positioning, our expertise and flexibility in land use planning and the fact that we have substantially completed the entitlement process within our communities.

The following table summarizes our master planned communities as of December 31, 2011:

						Remaining Saleable Acres(b)
Community	Location	Ownership (%)		Total Gross Acres(a)	People Living in Community (Approx. No.)	Residential (c)	Commercial (d)	Total	Other Acres		Remaining Saleable Residential Lots(c)	Projected Community Sell-Out Date
Summerlin	Las Vegas, NV	100.0		22,500	100,000	5,880	891	6,771	—		38,684	2039
Bridgeland	Houston, TX	100.0		11,400	4,750	3,797	1,226	5,023	—		18,900	2036
Maryland
Columbia	Howard County	100.0		14,200	100,000	—	—	—	35	(e)		2018	(g)
Gateway	Howard County	100.0		630	—	—	121	121	—			2017
Emerson	Howard County	100.0		520	2,200	2	68	70	—		28	2017
Fairwood	Prince George’s County	100.0		1,100	2,500	—	11	11	24			2013

The Woodlands	Houston, TX	100.0	(f)	28,400	101,000	1,164	961	2,125	—		3,669	2022

Total				78,750	310,450	10,843	3,278	14,121	59		61,281

(a)	Encompasses all of the land located within the borders of the master planned community, including parcels already sold, saleable parcels and non-saleable areas, such as roads, parks and recreation and conservation areas.
(b)	Includes only parcels that are intended for sale or joint venture. The mix of intended use, as well as the amount of remaining saleable acres, are primarily based on assumptions regarding entitlements and zoning of the remaining project and are likely to change over time as the master plan is refined. Remaining saleable acres are estimates.
(c)	Includes standard, custom and high density residential land parcels. Standard residential lots are designed for detached and attached single- and multi-family homes, of a broad range, from entry-level to luxury homes. At Summerlin and The Woodlands, we have designated certain residential parcels as custom lots as their premium price reflects their larger size and other distinguishing features – such as being within a gated community, having golf course access, or being located at higher elevations. High density residential includes townhomes, apartments and condominiums. Reflected are the remaining residential acres and lots associated with those acres.
(d)	Designated for retail, office, resort, services and other for-profit activities, as well as those parcels allocated for use by government, schools, houses of worship and other not-for-profit entities.

(e)	Reflects the number of net developable acres in raw land and subdivided land parcel available for new development, but which we currently intend to hold. During 2011, we contributed approximately 4.2 acres (Columbia Parcel D) to a joint venture to construct an apartment building on the site.
(f)	Prior to July 1, 2011 our economic ownership interest was 52.5%. On July 1, 2011, we acquired the remaining 47.5% of the economic ownership of The Woodlands from our partner.
(g)	We currently intend to develop this land surrounding the Columbia Town Center. The data represents our estimated redevelopment completion date.

Summerlin (Las Vegas, Nevada)

Spanning the western rim of the Las Vegas Valley and located approximately nine miles from downtown Las Vegas, our 22,500 acre Summerlin master planned community is comprised of planned and developed villages and offers suburban living with accessibility to the Las Vegas Strip. For much of its 20-year history, Summerlin has consistently ranked in the Robert Charles Lesser annual poll of Top Ten Master Planned Communities in the nation. With 26 public and private schools, five institutions of higher learning, nine golf courses, and cultural facilities, Summerlin is a fully integrated community. The first residents moved into their homes in 1991. As of December 31, 2011, there were approximately 40,000 homes occupied by approximately 100,000 residents.

Summerlin is comprised of hundreds of neighborhoods located in 19 developed villages with nearly 150 neighborhood and village parks, all connected by a 150-mile long trail system. Summerlin is located adjacent to Red Rock Canyon National Conservation Area, a landmark in southern Nevada, which has become a world-class hiking and rock climbing destination and is in close proximity to our Shops at Summerlin Centre development site. Red Rock Casino Resort & Spa, which is adjacent to our site, receives more than one million visitors annually. Summerlin contains approximately 1.7 million square feet of developed retail space, 3.2 million square feet of developed office space and three hotel properties containing approximately 1,400 hotel rooms, as well as health and medical centers, including Summerlin Hospital and the Nevada Cancer Institute.

Summerlin is divided into three separate regions or projects known as Summerlin North, Summerlin West and Summerlin South. Summerlin North is fully developed. In Summerlin South, we are entitled to develop 740 acres of commercial property with no square footage restrictions, 354 acres of which are owned by third parties or already committed to commercial development. We also have entitlements for an additional 19,000 units yet to be developed in Summerlin South. In Summerlin West, we are entitled to develop 5.85 million square feet of commercial space on up to 508 acres of which 100,000 square feet have already been developed through the construction of a grocery store anchored shopping center. We are also entitled to develop 30,000 residential units in Summerlin West, approximately 25,000 of which remain to be developed. Summerlin does not currently utilize all of its remaining entitlements for residential units. The total residential units reflected in the chart on page 4 represents Summerlin’s best estimate of the units that will be developed on its remaining land, based on economic conditions now and expected in the future; however, market forces could change these assumptions. As of December 31, 2011, Summerlin had approximately 5,880 residential acres and 891 commercial acres remaining to be sold. Summerlin’s population upon completion of the project is expected to be approximately 220,000 residents.

Bridgeland (Houston, Texas)

Bridgeland is a master planned community near Houston, Texas consisting of approximately 11,400 acres, and was voted by The National Association of Home Builders as the “Master Planned Community of the Year” in 2009. The first residents moved into their homes in June 2006. There were approximately 1,375 homes occupied by approximately 4,750 residents as of December 31, 2011. Bridgeland’s conceptual plan includes four villages – Lakeland Village, Parkland Village, Prairieland Village and Creekland Village – plus a town center mixed-use district and a carefully designed network of trails totaling over 60 miles that will provide pedestrian connectivity to distinct residential villages and neighborhoods and recreational, educational, cultural, employment, retail, religious and other offerings. Bridgeland’s first five neighborhoods are located in Lakeland Village. These neighborhoods offer a unique home buying experience that includes two convenient model home parks showcasing 18 models by ten of Houston’s top builders. Bridgeland has many home sites that enjoy views of water, buried power lines to maximize the views of open space and water, fiber-optic technology, brick-lined terrace walkways and brick, stone and timber architecture. The prices of the homes range from approximately $170,000 to more than $1.0 million. Lakeland Village is approximately 60% completed. The Lakeland Activity Center, the first of several planned activity complexes to be constructed as development progresses and more residents move to Bridgeland, opened in May 2007. The complex is anchored by a 6,000 square foot community center and features a water park with three swimming pools, two lighted tennis courts and a state-of-the-art fitness room. A grand promenade wrapping around Lake Bridgeland offers a boat dock, canoes, kayaks, sailboats and paddleboats. Bridgeland is expected to feature more than 3,000 acres of waterways, lakes, trails, parks and open spaces, as well as an expansive town center with room for employment, retail, educational and entertainment facilities.

Bridgeland’s conceptual plan includes a 900-acre town center mixed-use district. The conceptual plan contemplates that the town center will be located adjacent to the expansion of State Highway 99 (the “Grand Parkway”), which is an approved 180 mile circumferential highway traversing seven counties and providing access to southwest, west, northwest, north and northeast Houston. Segment E of the Grand Parkway will be a 15-mile four-lane controlled access toll road with intermittent frontage roads from Interstate 10 to Highway 290 through Harris County. Segment E will provide direct access to the portion of Bridgeland designated for the town center. Construction on Segment E began in October 2011 and is estimated to be completed by the end of 2013 or beginning of 2014.

We anticipate that the Bridgeland community will eventually accommodate more than 20,000 homes and 65,000 residents, and we believe that it is poised to be one of the top master planned communities in the nation. As more fully described below, we are leveraging the 37 years of master planned community development experience of The Woodlands organization to develop and market Bridgeland. As of December 31, 2011, Bridgeland had approximately 3,797 residential acres and 1,226 commercial acres remaining to be sold.

Maryland Communities

Our Maryland communities consist of four distinct projects:

•	Columbia;

•	Gateway;

•	Emerson; and

•	Fairwood.

Columbia

Columbia, located in Howard County, Maryland, is an internationally recognized model of a successful master planned community developed in the 1960’s. As of December 31, 2011, Columbia was home to approximately 100,000 people. Columbia’s full range of housing options is located in ten distinct, self-contained villages. Each village is comprised of several neighborhoods, a shopping center and community and recreational facilities. In Columbia Town Center’s downtown, 1.6 million square feet of office space is located close to shopping, restaurants and entertainment venues.

In 2005, the U.S. Government enacted the Base Alignment and Closure Act (“BRAC”) resulting in the relocation of governmental agencies to the 5,000 acre Fort Meade military base. Fort Meade is located approximately 11 miles from the Columbia Town Center. According to published reports, Fort Meade is the largest single employer of Howard County residents, with more than 10,000 employed, and directly or indirectly supports approximately 170,000 jobs in the region. Since 2005, Fort Meade’s workforce has expanded from 34,000 to 56,000 employees, with BRAC accounting for just 5,800 of the 22,000 new positions. Recent news reports estimate that the relocation of military personnel due to BRAC created demand for 1.3 million square feet of new space to Fort Meade, and some estimates indicate that another 5.6 million square feet of space may be developed in the future, including growth of the Cyber Command headquarters. By 2015, the overall workforce on the base is expected to exceed 65,000 primarily because of the base’s role in cyber security and protecting the U.S.’s information technology assets from foreign threats. Between 2007 and 2015, 8,800 new job holders and 5,500 new households are expected to come into Howard County because of the Fort Meade growth.

We own approximately 35 net acres of land in Columbia which we expect to develop. The land currently consists of raw land and subdivided land parcels readily available for new development. During 2011, we contributed over four acres of land to the Columbia Parcel D joint venture. We are developing a 375 unit apartment building on this land with a local partner as more fully described under Strategic Developments. In addition, we own five office properties comprising 300,000 square feet collectively referred to as the Columbia Office Properties as more fully described under Operating Assets as well as surface and structured parking and dedicated open space. We believe there is a significant opportunity to redevelop this portion of the master planned community in the future. During 2010, we received entitlements to develop up to 5,500 new residential units, approximately one million square feet of retail, approximately five million square feet of commercial office space and 640 hotel rooms.

In November 2010, we entered into development agreements with GGP that provide for the division of properties between our Company and GGP in an area within the mall ring road adjacent to The Mall in Columbia which is owned by GGP. The development agreements contain the key terms, conditions, responsibilities and obligations with respect to the future development of this area within the greater Downtown Columbia Redevelopment District. The agreements designate us as the preferred residential and commercial developer, and provide us with a five-year right of first offer and a subsequent six-month purchase option to acquire seven office buildings and associated parking lots, totaling approximately 22 acres.

Gateway

Gateway is a 630-acre premier master planned corporate community located in a high traffic area in Howard County, Maryland. Gateway offers quality office space in a campus setting with approximately 121 commercial acres remaining to be sold as of December 31, 2011.

Emerson

Emerson is a substantially completed master planned community located in Howard County, Maryland and consists of approximately 520 acres. The first residents moved into their homes in 2002. There were approximately 975 homes occupied by approximately 2,200 residents as of December 31, 2011.

Emerson offers a wide assortment of single-family and townhome housing opportunities by some of the region’s top homebuilders, and is located in one of Maryland’s top-performing public school districts. As of December 31, 2011, we had approximately two residential acres and 68 commercial acres remaining to be sold. The remaining land is fully entitled for build-out, subject to meeting local requirements for subdivision and land development permits. In addition, 28 of our townhouse lots are under contract for approximately $3.9 million to builders and scheduled to close in stages through 2012. As of December 31, 2011, we have sold 58 townhouse lots for an aggregate price of $7.3 million.

Fairwood

Fairwood is a fully developed master planned community located in Prince George’s County, Maryland, consisting of approximately 1,100 acres. As of December 31, 2011, 11 commercial acres were available for sale. The first residents moved into their single-family homes in 2002. There were approximately 1,100 homes occupied by approximately 2,500 residents on December 31, 2011. Fairwood consists of single-family and townhouse lots, as well as undedicated open space and two historic houses. In addition to the commercial acres remaining to be sold, we own a few undedicated open space parcels, and 24 acres of unsubdivided land which cannot be developed as long as the nearby airport is operating.

The Woodlands (Houston, Texas)

The Woodlands is a mixed-use master planned community situated 27 miles north of Houston and consists of 28,400 acres. The Woodlands is a self-contained community that integrates recreational amenities, residential neighborhoods, commercial office space, retail shops and entertainment venues. Home site sales began in 1974. As of December 31, 2011, we estimated that there were approximately 38,000 homes occupied by approximately 101,000 residents and more than 1,755 businesses providing employment for approximately 49,960 people.

Approximately 28% of The Woodlands is dedicated to green space, including parks, pathways, open spaces, golf courses and forest preserves. The population of The Woodlands is projected to be approximately 130,000 by 2020. The Woodlands has full or partial ownership interests in commercial properties totaling 434,328 square feet of office space, 203,282 square feet of retail and service space and 865 rental apartment units. We also own and operate a 440 room resort and conference center facility and a 36-hole golf and country club. These commercial properties are more fully described under Operating Assets. As of December 31, 2011, The Woodlands had approximately 1,164 acres of unsold residential land, representing approximately 3,669 lots, and approximately 961 acres of unsold land for commercial use.

The Woodlands includes a waterway, outdoor art and an open-air performance pavilion, a resort and conference center, a luxury hotel and convention center, educational opportunities for all ages, hospitals and health care facilities and office space. The Fountains at Waterway Square located on The Woodlands Waterway connects the projects to the community via a water taxi system serving The Woodlands Town Center area.

On July 1, 2011, we acquired our former partner’s 47.5% economic interest in The Woodlands and now own 100% of the master planned community. After the acquisition of our partner’s interest, we consolidated management of Bridgeland and The Woodlands. Our strategy is to leverage The Woodlands’ 37-plus years of master planned community development experience to replicate the success of The Woodlands at Bridgeland, which is in the early stages of its development life cycle.

Operating Assets

We own 26 assets consisting of nine retail properties, six office properties, a resort and conference center, an exclusive golf and country club, six equity investments in commercial properties and three other assets currently generating revenues. We believe, based on a variety of factors, that there are opportunities to redevelop or reposition several of these assets, primarily the retail properties, to improve their operating performance. These factors include, but are not limited to the following: (1) existing and forecasted demographics surrounding the property; (2) competition related to existing and/or alternative uses; (3) existing entitlements of the property and our ability to change them, compatibility of the physical site with proposed uses; and (4) environmental considerations, traffic patterns and access to the properties. We believe that, subject to obtaining all necessary consents and approvals, these assets have the potential for future growth by means of an improved tenant mix, additional gross leasable area (“GLA”), or repositioning of the asset for alternative use. Our retail operating assets include approximately 2.7 million total square feet of GLA in the aggregate. Redevelopment plans for these assets may include office, retail or residential space, shopping centers, movie theaters, parking complexes and open space. Any future redevelopment will require the receipt of permits, licenses, consents and waivers from various parties and may include a reclassification of the asset to the Strategic Developments segment.

Retail Operating Assets

Ward Centers (Honolulu, Hawaii)

Ward Centers is comprised of approximately 60 acres situated along Ala Moana Beach Park and is within one mile of Waikiki and downtown Honolulu. It is also a ten minute walk from Ala Moana Center, Hawaii’s largest shopping center. Ward Centers currently includes a 630,000 square foot shopping district containing six specialty centers and over 135 unique shops, a variety of restaurants and an entertainment center which includes a 16 screen movie theater. In January 2009, the Hawaii Community Development Authority (“HCDA”) approved a 15-year master plan, which entitles us to develop a mixed-use development encompassing a maximum of 9.3 million square feet, including up to 7.6 million square feet of residential. In January 2011, we executed a development agreement with the HCDA.

During 2011, we completed a 722 stall parking deck that is expected to facilitate the leasing of additional space at Ward Centers and restarted construction of approximately 65,000 square feet of retail space adjacent to the garage. A tenant has already leased and taken possession of approximately 36,000 square feet of this new space. Ward Centers also includes approximately 374,000 square foot of industrial and office properties.

In September 2011, we entered into a $250.0 million credit facility to support the redevelopment plan for Ward Centers. The loan initially funded $212.5 million to refinance three existing mortgage loans and for closing costs. Prior to December 31, 2011, we borrowed an additional $7.5 million to fund capital expenditures at the property.

South Street Seaport (New York, New York)

South Street Seaport is comprised of two landmarked historic buildings, one non-historic structure and one pavilion shopping mall located on Pier 17 on the East River in Manhattan. We also lease 24,000 square feet for sublet to retailers at the base of an adjacent 1.1 million square foot office tower. All of the property except the office tower retail space is subject to a lease with the City of New York. The total property includes 301,086 square feet of space, substantially all of which is retail.

During December 2011, we entered into a letter of intent with the New York City Economic Development Corporation which enables us to pursue redevelopment plans for the South Street Seaport. The City of New York is the lessor and the letter of intent describes the business terms of future amendments to the lease, the first of which must be finalized by June 30, 2012. The amendments to the lease will be effective upon achievement of certain development milestones, but generally become effective after all approvals have been obtained to begin construction. Once they are finalized, lease amendments will, among other things, eliminate any supplemental or participation rent the City of New York would be entitled to under the existing lease. Certain of the amendments also will permit us, subject to obtaining necessary approvals from other constituencies, to renovate the Pier 17 building. We will assume all Pier 17 maintenance obligations as part of the amendment to permit the Pier 17 renovation. The letter of intent also sets several milestones for the Pier 17 renovation, including a construction commencement date for Pier 17 no later than June 30, 2013. We agreed to pay approximately $1.1 million of the maintenance costs for the East River Esplanade maintenance, which is part of the South Street Seaport, over a five-year period as consideration for entering into the letter of intent. This obligation will continue to exist regardless of whether the lease is amended. Please refer to Note 14 of the audited financial statements for more information regarding the letter of intent.

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

Park West (Peoria, Arizona)

Park West is a 249,168 square foot open-air shopping, dining and entertainment destination in Peoria, Arizona. Park West is approximately one mile northwest of the Arizona Cardinals’ football stadium and the Phoenix Coyote’s hockey arena. Park West has an additional 100,000 square feet of available development rights as permitted for retail, restaurant and hotel uses.

Rio West Mall (Gallup, New Mexico)

Rio West Mall is located in Gallup, New Mexico. This 514,023 square foot shopping center is the only enclosed regional shopping center within a 125 mile radius, and is easily accessed from I-40 and historic Route 66.

Riverwalk Marketplace (New Orleans, Louisiana)

Riverwalk Marketplace is located along the Mississippi River in downtown New Orleans. The 193,874 square foot shopping center is comprised of more than 100 local and national retail shops, restaurants and entertainment venues. It is adjacent to the New Orleans Memorial Convention Center and the Audubon Aquarium of the Americas.

Cottonwood Square (Salt Lake City, Utah)

Cottonwood Square is a 77,079 square foot community center located in Salt Lake City, Utah. The center is located in a high traffic area and sits across from our Cottonwood Mall, providing an opportunity for development synergies.

20 & 25 Waterway Avenue (The Woodlands, Texas)

20 & 25 Waterway Avenue are two retail properties located in The Waterway Square commercial district in The Woodlands Town Center. The properties total 49,972 square feet and were completed in 2009 and 2007, respectively.

Waterway Garage Retail (The Woodlands, Texas)

Waterway Garage Retail is attached to The Waterway Square Garage located within The Woodlands Town Center. The property totals 21,260 square feet and was completed in 2011 is currently available for lease.

Office Operating Assets

110 N. Wacker (Chicago, Illinois)

We own a 99% joint venture interest in an entity that has a ground leasehold interest in the land underlying a 226,000 square foot office building located at 110 N. Wacker Drive in downtown Chicago. The ground lease expires in 2055 and the building is 100% leased to a subsidiary of GGP through October 2019. GGP has several options to extend their lease through the duration of the ground lease. We have the right to terminate GGP’s lease with six months’ notice following the expiration of the initial term in 2019.

We receive 100% of the annual lease payments made by the subsidiary of GGP. The amount totals approximately $6.1 million. As part of our joint venture agreement, we remit a monthly payment of $31,250 to our partner through May 1, 2013.

Columbia Office Properties (Columbia, Maryland)

We own four office buildings and are a master tenant of a fifth office building. The office building ground lease has a 2020 initial expiration and a 2060 final expiration date, including market renewal options. The buildings comprise approximately 300,000 square feet in the heart of downtown Columbia including: (1) American City Building (master tenant); (2) the Columbia Association Building; (3) the Columbia Exhibit Building; (4) the Ridgley Building; and (5) the Columbia Regional Building. This group also contains the Merriweather Post Pavilion, an outdoor amphitheater and concert venue. Both the Columbia Regional Building and Merriweather Post Pavilion were designed by Frank Gehry. Columbia, Maryland is located 14 miles from the Baltimore Beltway and 17 miles from the Washington Beltway.

4 Waterway Square (The Woodlands, Texas)

4 Waterway Square is a nine-story Class A office building located within The Woodlands Town Center. The property totals 218,551 square feet and was completed in 2010.

9303 New Trails (The Woodlands, Texas)

9303 New Trails is a four-story Class B office building located within the Research Forest district of The Woodlands. The property totals 97,705 square feet and was completed in 2008.

1400 Woodloch Forest Drive (The Woodlands, Texas)

1400 Woodloch Forest Drive is a five-story Class B office building located at the entrance to The Woodlands Town Center. The property totals 95,667 square feet and was completed in 1981.

2201 Lake Woodlands Drive (The Woodlands, Texas)

2201 Lake Woodlands Drive is a two-story Class C office building located in the East Shore commercial district of The Woodlands. The property totals 24,024 square feet and was completed in 1994.

Resort and Conference Center and Country Club Operating Assets

The Woodlands Resort & Conference Center (The Woodlands, Texas)

The Woodlands Resort and Conference Center is located approximately two miles south of The Woodlands Town Center. The property operates 440 hotel rooms, has 60,000 square feet of meeting space and the latest phase was completed in 2002. For the year ended December 31, 2011, the property generated revenue per available room of $95.73.

The Club at Carlton Woods (The Woodlands, Texas)

The Club at Carlton Woods is located within one of the most exclusive communities in The Woodlands. It contains an 18-hole Jack Nicklaus Signature Golf Course and an 18-hole Tom Fazio Championship Course, in addition to two clubhouses, spa, tennis, and fitness facilities.

Equity Investments and Other Operating Assets

Waterway Square Garage (The Woodlands, Texas)

The wholly owned Waterway Square Garage, located within The Woodlands Town Center, is a five-story parking garage that contains 1,942 parking spaces and 21,260 square foot of retail space. The garage was completed in 2009 and the retail space is classified under our Operating Assets segment.

The Millennium Waterway Apartments (The Woodlands, Texas)

We have an 83.55% economic interest in a 393-unit apartment building located within The Woodlands Town Center. The property was completed in 2010 as a partnership with The Dinerstein Companies. We account for our interest in The Millennium Waterway Apartments as a non-consolidated investment using the equity method.

Forest View/Timbermill Apartments (The Woodlands, Texas)

Forest View apartments is a 216 unit, multi-family rental community developed in 1994 under the Federal Low-income Housing Tax Credit Program (“FLHTCP”). Timbermill apartments is a 256 unit multi-family rental community developed in 1993 under the FLHTCP. We have 50% cash flow interest in these investments as well as receive a five percent management fee. These investments are under contract for sale, and we expect to receive proceeds in the amount of $8.6M.

Interest in Head Acquisition (Hexalon)

We own 100% of the ownership interests in Hexalon Real Estate, LLC (“Hexalon”). Hexalon owns a 1.42% interest in Head Acquisition, LP, a joint venture between GGP, Simon Property Group, L.P. and Westfield Group. The partnership owns certain retail mall interests. Hexalon receives a quarterly preferred interest distribution from Head Acquisition, L.P. which totaled approximately $321,000 in 2011. The entity possesses significant tax attributes that we could utilize to reduce future taxable income. These attributes are expected to reduce our tax liability by approximately $75.5 million (net of a valuation allowance as of December 31, 2011), subject to potential offset provided in the Tax Matters Agreement between us and GGP. Our annual taxable income will determine how our tax liability is reduced each year. This tax attribute carries over indefinitely until it is fully utilized.

Woodlands Sarofim #1 Limited (The Woodlands, Texas)

We own a 20% interest in three office/industrial buildings located in The Woodlands Research Forest district within The Woodlands. The portfolio contains 132,050 square feet and various phases were constructed between the late 1980’s and 2002.

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

The property’s majority owner and operator is a subsidiary of Universal Health Services, Inc. (“UHS”), one of the largest healthcare management companies in the nation. UHS and our predecessors formed a joint venture to build and manage the hospital. Our predecessors contributed the land and UHS provided the funds to build the hospital. The ownership structure entitles us to a pro rata share of the cumulative undistributed profit in the hospital. We typically receive a distribution one time per year during the first quarter. During 2011, we received a $3.9 million distribution, of which approximately $2.0 million was related to 2010 and $1.9 million was deferred from prior years due to the renovation and expansion of the hospital noted above.

Interest in Stewart Title (The Woodlands, Texas)

We own a 50% interest in Stewart Title, a company located in The Woodlands which handles a majority of the residential and commercial land sale closings for The Woodlands.

Note Approximating Office Lease Payments

We receive payments approximating the capital lease revenue that GGP receives from the Arizona 2 Office in Phoenix, Arizona. These payments total approximately $6.9 million per year through the end of 2015 and are recorded as interest income and principal amortization. The underlying real property interests in the Arizona 2 Office will continue to be owned by GGP, and we will not own or obtain any real property interest therein or have any rights to receive payments after 2015. The right to receive these payments is in the form of a promissory note issued by a subsidiary of GGP.

Participation Interest in Golf Courses at Summerlin and TPC Las Vegas, located in the Summerlin Master Planned Community (Las Vegas, Nevada)

We are entitled to receive residual payments from the Professional Golfers’ Association of America (the “PGA”) with respect to two golf courses, the TPC Summerlin and the TPC Las Vegas, through October 31, 2021. We receive 75% of the net operating profits and 90% of all profits from membership sales at TPC Summerlin until such time as the original investment in the courses of $23.5 million has been recouped, which is projected to occur no sooner than 2015. As of December 31, 2011, the remaining balance on our investment is approximately $6.6 million, approximately $4.3 million greater than our $2.3 million net book value at December 31, 2011. Once we have received payments from the PGA totaling $23.5 million, we are entitled to receive 20% of all net operating profits from the two courses through October 31, 2021, the termination date of the agreement with the PGA. The TPC Summerlin is an 18-hole private championship course designed by golf course architect Bobby Weed with player consultant Fuzzy Zoeller. TPC Las Vegas is an 18-hole public championship course designed by golf course architect Bobby Weed with player consultant Raymond Floyd. These courses represent the only two golf courses in Nevada that are owned and operated by the PGA Tour.

Strategic Developments

Our Strategic Developments segment is made up of near, medium and long-term real estate properties and development projects. At present, we believe these assets will require substantial future development to achieve their highest and best use. We are in the process of creating strategic plans for each of these assets based on market conditions and availability of capital. The new plans may differ significantly from our predecessors. To be able to realize a development plan for any of these assets, in addition to the permitting and approval process attendant to almost all large-scale real estate developments of this nature, we will likely need to obtain financing.

The following table summarizes our strategic development projects as of December 31, 2011:

Asset	Location	GLA		Size (Acres)	Net Book Value, December 31, 2011 (Millions)	Acquisition Year
Ala Moana Condo Project	Honolulu, HI	—		—	$22.9	2002
Bridges at Mint Hill	Charlotte, NC	—		162	12.6	2007
Columbia Parcel D	Columbia, MD	—		4	3.0	—
3 Waterway Square	Houston, TX	232,774	(a)	0.825	0.2	2012
Alameda Plaza	Pocatello, ID	190,341		22	2.3	2002
AllenTowne	Allen, TX	—		238	25.4	2006
Century Plaza	Birmingham, AL	169,072		63	4.5	1997
Circle T Ranch and Power Center	Dallas/Ft. Worth, TX	—		279	18.0	2005
Cottonwood Mall	Holladay, UT	6,600		54	19.6	2002
Elk Grove Promenade	Elk Grove, CA	—		100	5.5	2003
Fashion Show Air Rights	Las Vegas, NV	—		—	—	2004
Kendall Town Center	Kendall, FL	—		75	17.5	2004
Lakemoor (Volo) Land	Lakemoor, IL	—		40	0.3	1995
Maui Ranch Land	Maui, HI	—		10	—	2002
Nouvelle at Natick	Natick, MA	—		—	0.1	2007
Redlands Promenade	Redlands, CA	—		10	2.8	2004
The Shops at Summerlin Centre	Las Vegas, NV	—		106	35.8	2004
Village at Redlands	Redlands, CA	—		5	6.8	2004
West Windsor	West Windsor, NJ	—		658	20.7	2004

Total		598,787		1,827	$198.0

(a)	3 Waterway Square development was announced in October 2011. After the announcement, the building size was increased to 232,774 square feet from 192,000 square feet due to strong market demand. Construction is expected to begin during the first quarter 2012.

Ala Moana Tower Condo Project (Honolulu, Hawaii)

We own the rights to develop a residential condominium tower over a parking structure at Ala Moana Center in Honolulu, Hawaii pursuant to a condominium property regime declaration. The declaration permits the construction of a first-class residential tower with approximately 18 stories, and requires, among other things, that the scope of work for the residential tower project will include certain street-level and sewer improvements. The plans and specifications for the residential tower project will be subject to GGP’s review and reasonable approval per the declaration.

During October 2011, our Company and two local developers formed a joint venture to explore the development of the luxury condominium tower. We and an entity jointly owned by the two development partners each own 50% of the venture. Unanimous consent of the partners is required for all major decisions and the partners will equally fund all pre-development costs relating to the project. The venture is responsible for all pre-development activities, as well as for obtaining construction financing for the project. The venture also intends to raise third party capital to fund up to 80% of the equity required for the project. Our partner’s joint venture entity has committed to contribute at least 10% of the required equity and we will obtain a 10% equity interest in the venture in exchange for our contribution of the condominium rights. We have retained the right to sell the condominium rights any time prior to obtaining a commitment from third party equity investors to fund up to 80% of the required equity capital. In the event we sell the condominium rights to a third party prior to completing the third-party equity raise, our partners would be entitled to 20% of the net sale proceeds in excess of the sum of $47.5 million, and the actual amount of pre-development costs incurred prior to such sale. Our book value of the Ala Moana condominium rights was $22.9 million as of December 31, 2011.

Bridges at Mint Hill (Charlotte, North Carolina)

This property consists of vacant land located southeast of Charlotte, North Carolina, in the middle of some of the fastest growing areas in the Charlotte region. The parcel is approximately 162 acres and consists of 120 developable acres and is currently zoned for approximately 997,000 square feet of retail, hotel and commercial development. The land is divided by a small stream known as Goose Creek. The current zoning plan contemplates connecting the two resulting parcels with two bridges over the creek. Development will require construction of internal roadways, connecting bridges, expansion of roads and an installation of a force main (offsite) and pump station (onsite) for sewer utility. The Mint Hill parcel is adjacent to a 52-acre parcel owned by a Charlotte-based regional developer. The developer’s parcel has been approved for up to 270,000 square feet of space and is expected to be anchored by three to five junior box retailers.

During 2011, we entered into a joint venture with the owner of land adjacent to our property to develop a shopping center on our properties. The parties have agreed to contribute their respective properties free of any encumbrances to the venture by October 31, 2012. Our partner’s land is currently encumbered by a $4.5 million mortgage. If the appraised fair market value of our partner’s land as of the contribution date is equal to or greater than $4.5 million and the mortgage has not been repaid, then we will be required to contribute $4.5 million cash to the venture (in addition to our land) to repay the mortgage. If the appraised fair market value is less than $4.5 million, then we must contribute the greater of $3.0 million or the appraised fair market value of the land. Our partner would then be required to contribute cash equal to the difference between the outstanding mortgage amount and our cash contribution, and in no event more than $1.5 million. Our initial ownership in the venture is 79.0%, and our ownership percentage could increase to 90.5% if we are required to make the $4.5 million cash contribution. Please refer to Note 6 of our audited financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding this joint venture.

The joint venture entity entered into a development agreement with an affiliate of our partner, and both our partner and the Company will act as leasing agents for the project. We will fund the venture’s capital needs for operating expenses and development costs. Such amounts will be senior to the initial contributed capital and will accrue at 12% per annum compounded return.

3 Waterway Square (The Woodlands, Texas)

In late October 2011, we announced the construction of a new nine-story, 192,000 square foot office building that will be located in The Woodlands Town Center adjacent to the 4 Waterway Square office building. Subsequent to the announcement of the 3 Waterway Square office building, due to high demand for Class A office space in The Woodlands, the building size was recently increased to eleven stories and will now total 232,774 square feet. Approximately 67.0% of the space has been leased as of February 17, 2012, and average net base rent for the first year is expected to be in excess of $26.00 per square foot. The building is expected to cost approximately $51.4 million to construct (excluding our estimated land value and pre-existing garage allocation). We closed on a $43.3 million non-recourse construction loan for 3 Waterway Square in the first quarter of 2012.

Alameda Plaza (Pocatello, Idaho)

Alameda Plaza is located in Pocatello, Idaho at the intersection of Yellowstone Park Highway and Alameda Road. The 22-acre site contains 190,341 square feet of mostly vacant retail space. We are exploring a potential sale of this asset.

AllenTowne (Allen, Texas)

AllenTowne consists of 238 acres located at the high-traffic intersection of Highway 121 and U.S. Highway 75 in Allen, Texas, 27 miles northeast of downtown Dallas. We are considering plans to best position the property for the opportunities presented by evolving market conditions.

Century Plaza (Birmingham, Alabama)

Century Plaza is located on the eastern side of Birmingham, Alabama, on U.S. Route 78 (Crestwood Blvd.) near Interstate 20, across from Eastwood Village. In May 2009, the mall was shuttered. The site consists of approximately 63 acres with 750,000 of GLA.

Columbia Parcel D (Columbia, Maryland)

In October 2011, we entered into a joint venture with a local developer to construct an approximate 375 unit Class A apartment building with approximately 10,000 square feet of ground floor retail space in downtown Columbia, Maryland. We contributed its 4.2 acre site, having a $3.0 million book value, to the joint venture. The transaction values the Company’s land at $53,500 per to-be-constructed unit, or $20.1 million, based on 375 units. The Company and its partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. We are responsible for obtaining certain entitlements for the project, and our partner will provide construction and property management services, including the funding and oversight of pre-development activities and obtaining construction financing. Our partner, with limited exceptions, is required to cover any project cost overruns and to provide all guarantees or other recourse obligations as may be required under the construction financing. At any time after the stabilization of the property, either us or our partner may offer to sell the project to an unrelated third party, subject to the other party’s right of first refusal. When the venture closes on the construction loan and upon completion of certain other conditions, including obtaining all of the necessary entitlements, completed site development and construction plans, and an approved project budget, the partner will be required to contribute cash to the venture which, after valuing the our contributed land at $53,500 per unit and considering total expected project costs less financing proceeds, will enable the venture to make a cash distribution to the us to equalize the partners’ capital accounts. We have the right to purchase its partner’s equity interest in the venture for $10.00 if the conditions noted above have not been met by October 27, 2013, so long as such failure was not caused by us.

Circle T Ranch and Circle T Power Center (Dallas-Fort Worth, Texas)

Located at the intersection of Texas highways 114 and 170, Circle T Ranch is 20 miles north of downtown Fort Worth, in Westlake, Texas. The property is approximately 279 total acres on two parcels. The Circle T Ranch parcel contains 128 acres while the Circle T Power Center parcel contains 151 acres. We have a 50% joint venture ownership interest with a local developer.

Cottonwood Mall (Holladay, Utah)

Located 7.5 miles from downtown Salt Lake City, in the city of Holladay, Utah, Cottonwood Mall is a unique infill development opportunity. In 2008, work began on a complete redevelopment of the 54-acre site, but development was delayed due to the changing economic environment. The original mall was completely demolished with the exception of Macy’s which continues to operate as a stand-alone store on the site. The project is entitled for 575,000 square feet of retail, 195,000 square feet of office and 614 residential units. We are exploring the feasibility of a mixed-use development and are soliciting retailer interest in the site.

Kendall Town Center (Kendall, Florida)

Kendall Town Center is part of a 158-acre site located at the intersection of North Kendall Drive and SW 158th, approximately 20 miles southwest of downtown Miami. A 31 acre parcel was sold to Baptist Hospital in March 2008, and a 282,000 square foot hospital with 133 beds, along with a 62,000 square foot medical office building, opened in 2011. In 2011, we sold 5 acres and 18 acres in 2009.Those parcels are expected to include a 120 room hotel with ancillary office and retail, office space and a senior housing development. We own the remaining 75 acres, which are currently entitled for 621,300 square feet of retail, 60,000 square feet of office space, and a 50,000 square foot community center.

Elk Grove Promenade (Elk Grove, California)

Elk Grove Promenade was originally planned as a 1.1 million square foot outdoor shopping center on approximately 100 acres. Construction of the site began in 2007, but was delayed due to changing economic conditions. Located approximately 17 miles southeast of Sacramento, the location affords easy access and visibility from State Highway 99 at Grant Line Road. Plans for the site are being evaluated in light of evolving market conditions.

Fashion Show Air Rights (Las Vegas, Nevada)

We entered into a binding set of core principles with GGP pursuant to which we will have the right to acquire for nominal consideration an 80% ownership interest in the air rights above the portions of Fashion Show Mall located on the Las Vegas Strip. This right is contingent upon the satisfaction of a number of conditions and will not become effective unless and until the existing loans and guaranties of Fashion Show Mall and The Shoppes at the Palazzo are satisfied in full, which is currently expected to occur with the scheduled repayment in May 2017.

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

Nouvelle at Natick Condominium (Natick, Massachusetts)

Nouvelle at Natick is a full service luxury condominium community comprised of 215 residences located in the Natick Collection in the Boston suburb of Natick, Massachusetts. Nouvelle at Natick’s amenities include a 4,000 square foot private club, a 2,800 square foot fitness center and a 1.2-acre rooftop garden with winding boardwalks, native grasses, flowers and trees. During 2011, 57 units were sold for $22.1 million. Two units remain for sale as of December 31, 2011.

Redlands Promenade (Redlands, California)

Redlands Promenade is a ten acre site located at Eureka and the I-10 freeway off ramp in Redlands, California. The project is entitled for 125,000 square feet of retail development.

The Shops at Summerlin Centre (Las Vegas, Nevada)

Construction of The Shops at Summerlin Centre began in 2008, but was delayed due to changing market conditions. The development project fronts Interstate 215 between Sahara Drive and Charleston Boulevard approximately nine miles west of the Las Vegas Strip. Originally planned for approximately 1.5 million square feet of retail and office development, the 106 acre parcel is part of a 1,300 acre mixed-use town center for the Summerlin Master Planned Community. The project has the potential to be developed with retail, office, hotel and multifamily residential. We are evaluating alternative designs for a mixed use project on this site that should incorporate many of the infrastructure improvements made by our former parent. We are also soliciting anchor and in-line retailer interest in the project.

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

West Windsor (West Windsor, New Jersey)

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

Substantially all of our properties have been subject to Phase I environmental assessments, which are intended to evaluate the environmental condition of the surveyed and surrounding properties. Phase I environmental assessments typically include a historical review, a public records review, a site visit and interviews, but do not include soil sampling or subsurface investigations. To date, the assessments have not revealed any known environmental liability that we believe would have a material adverse effect on our overall business, financial condition or results of operations. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that the conditions have changed since the assessments were prepared (typically at the time the property was purchased or developed). Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability on us, or the current environmental condition of our properties will not be adversely affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties (such as the presence on such properties of underground storage tanks) or by third parties unrelated to us.

Future development opportunities may require additional capital and other expenditures to comply with federal, state and local statutes and regulations relating to the protection of the environment. In addition, there is a risk when redeveloping sites, that we might encounter previously unknown issues that require remediation or residual contamination warranting special handling or disposal, which could affect the speed of redevelopment. In addition, where redevelopment involves renovating or demolishing existing facilities, we may be required to undertake abatement and/or the removal and disposal of building materials or other remediation or cleanup activities that contain hazardous materials. We may not have sufficient liquidity to comply with such statutes and regulations or to address such conditions and may be required to halt or defer such development projects. We cannot predict with any certainty the magnitude of any such expenditures or the long-range effect, if any, on our operations. Compliance with such laws has not had a material adverse effect on our predecessors’ operating results or competitive position in the past, but could have such an effect on our operating results or competitive position in the future.

Employees

As of December 31, 2011, we had approximately 835 employees.

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

Prior to November 9, 2010, our historical combined financial data was carved-out from the financial information of GGP. This data shows that had we been a stand-alone company, we would have had a history of losses. We cannot assure you that we will achieve sustained profitability going forward. For the years ended December 31, 2010 and 2009, we incurred losses from continuing operations of $69.2 million and $702.9 million, respectively. The losses from continuing operations subsequent to our spin-off from GGP were primarily due to significant impairment losses due to revised operating strategies by the new management team for certain of our assets and warrant liability expenses related to our sponsors and new management team. In addition, for the years ended December 31, 2010 and 2009, net cash used in operating activities was $67.9 million and $17.9 million, respectively, whereas for the year ended December 31, 2011, cash provided by operations was $86.5 million. If we cannot improve our profitability or generate positive cash flow from our operating activities, the trading value of our common stock may decline.

We have minimal operating history as an independent company upon which investors can evaluate our performance, and accordingly, our prospects must be considered in light of the risks that any newly independent public company encounters.

We have a limited operating history as an independent public company. There can be no assurance that we will be able to successfully implement our business plan. Further, at this early stage of our operation, we face certain risks and uncertainties frequently encountered by new companies in an intensely competitive industry. Our prospects must be considered in light of these risks.

We may face potential difficulties in obtaining operating and development capital.

The successful execution of our business strategy will require us to obtain substantial amounts of operating and development capital. Sources of such capital could include bank borrowings, public and private offerings of debt or equity, or sale of certain assets and joint ventures with one or more third parties. In recent years, it has been difficult for companies with substantial profitable operating histories to source capital for real estate development and acquisition projects, as well as basic working capital needs. Although the capital markets have shown signs of improving, we may be unable to obtain financing in the future and financing we are able to secure may only be available on unfavorable terms.

A prolonged recession in the national economy, or a further downturn in national or regional economic conditions, could adversely impact our business.

The collapse of the housing market, together with the crisis in the credit markets, have resulted in prolonged high unemployment, a lower gross domestic product and reduced consumer spending. During such times, potential customers often defer or avoid real estate purchases due to the substantial costs involved, causing land and other real estate prices to significantly decline. Significantly tighter lending standards for borrowers are also having a significant negative effect on demand. A record number of homes are in foreclosure and forced sales by homeowners under distressed economic conditions are significantly contributing to the high levels of inventories of lots available for sale in some of our master planned communities.

The housing market and the demand from builders for lots vary depending on location. Projected lot sales used in our feasibility analysis may not be met. In addition, the success of our master planned communities business is heavily dependent on local housing markets in Las Vegas, Nevada, Houston, Texas and Baltimore, Maryland/Washington, D.C., which in turn are dependent on the health and growth of the economies and availability of credit in these regions.

We do not know how long the downturn in the residential and commercial real estate markets will last or when real estate markets will return to more stable and predictable conditions. High unemployment, lack of consumer confidence and other adverse conditions in the current economic environment could significantly delay a recovery in real estate markets. Our business may suffer until market conditions improve. If market conditions were to worsen, the demand for our real estate products could further decline, negatively impacting our earnings, cash flow and liquidity. A prolonged low growth or recessionary period could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to develop and expand our properties in our Strategic Developments segment.

Our business objective in our Strategic Developments segment is to develop and redevelop our properties, which we may be unable to do if we do not have or cannot obtain sufficient capital to proceed with planned development, redevelopment or expansion activities. In addition, the construction costs of a project, including labor and materials may exceed original estimates or available financings. We may be unable to obtain anchor store, mortgage lender and property partner approvals that are required for any such development, redevelopment or expansion. We may abandon redevelopment or expansion activities already under way that we are unable to complete, which may result in charge-offs of costs previously capitalized. In addition, if redevelopment, expansion or reinvestment projects are unsuccessful, the investment in such projects may not be fully recoverable from future operations or sale resulting in impairment charges.

Development of properties in our Strategic Developments segment entails a lengthy, uncertain and costly entitlement process.

Approval to develop real property entails an extensive entitlement process involving multiple and overlapping regulatory jurisdictions and often requires discretionary action by local governments. This process is often political and uncertain. Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. The process to comply with these regulations is usually lengthy and costly, may not result in the approvals we seek, and can be expected to materially affect our Strategic Developments segment activities.

Our Master Planned Communities segment is highly dependent on homebuilders.

We are highly dependent on our relationships with homebuilders to purchase lots at our master planned communities. Our business will be adversely affected if homebuilders do not view our master planned communities as desirable locations for homebuilding operations. Also, some homebuilders may be unwilling or unable to close on previously committed lot purchases. As a result, we may sell fewer lots and may have lower sales revenues, which could have an adverse effect on our financial position and results of operations.

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

Our results of operations in our Operating Assets and Strategic Developments segments are subject to significant fluctuations by various factors that are beyond our control. Fluctuations in these factors may decrease or eliminate the income generated by a property, and include:

•

the regional and local economy, which may be negatively impacted by plant closings, material relocation by residents industry slowdowns, increased unemployment, lack of availability of consumer credit, levels of consumer debt, housing market conditions, adverse weather conditions, natural disasters and other factors;

•	local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants;

•	perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property;

•	the convenience and quality of competing retail properties and other retailing options such as the internet;

•	our ability to lease space, collect rent and attract new tenants; and

•	tenant rental rates, which may decline for a variety of reasons, including the impact of co-tenancy provisions in lease agreements with certain tenants.

A decline in our results of operations in our Operating Assets and Strategic Developments segments could have a negative impact on the trading price of our common stock.

The Houston, Texas economy is highly dependent on the energy sector

The greater Houston area is home to a large amount of energy companies. A decline in the prices of oil and natural gas could have a significant negative effect on the performance of energy companies and may lead to layoffs. A decrease in economic activity and increased unemployment levels in Houston may negatively affect The Woodlands and Bridgeland by decreasing demand for housing and commercial space.

Significant competition could have an adverse effect on our business.

The nature and extent of the competition we face depends on the type of property involved. With respect to our master planned communities, we compete with other landholders and residential and commercial property developers in the development of properties within the Las Vegas, Nevada, Houston, Texas and Baltimore/Washington, D.C. markets. A number of residential and commercial developers, some with greater financial and other resources, compete with us in seeking resources for development and prospective purchasers and tenants. Competition from other real estate developers may adversely affect our ability to attract purchasers and sell residential and commercial real estate, sell undeveloped rural land, attract and retain experienced real estate development personnel, or obtain construction materials and labor. These competitive conditions can make it difficult to sell land at desirable prices and can adversely affect operations, financial condition or results of operations.

There are numerous shopping facilities that compete with our operating retail properties in attracting retailers to lease space. In addition, retailers at these properties face continued competition from other retailers, including retailers at other regional shopping centers, outlet malls and other discount shopping centers, discount shopping clubs, catalog companies, internet sales and telemarketing. Competition of this type could adversely affect our results of operations and financial condition.

In addition, we will compete with other major real estate investors with significant capital for attractive investment and development opportunities. These competitors include REITs, investment banking firms and private institutional investors.

Our business model includes entering into joint venture arrangements with strategic partners. This model may not be successful and our business could be adversely affected if we are not able to successfully attract desirable strategic partners or complete agreements with strategic partners or if our strategic partners fail to satisfy their obligations to the joint venture.

We currently have and intend to enter into further joint venture partnerships. These joint venture partners may bring local market knowledge and relationships, development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets. In the future, we may not have sufficient resources, experience and/or skills to locate desirable partners. We also may not be able to attract partners who want to conduct business in the locations where our properties are located, and who have the assets, reputation or other characteristics that would optimize our development opportunities.

While we generally participate in making decisions for our jointly owned properties and assets, we might not always have the same objectives as the partner in relation to a particular asset, and we might not be able to formally resolve any issues that arise. In addition, actions by a partner may subject property owned by the joint venture to liabilities greater than those contemplated by the joint venture agreements or have other adverse consequences. We cannot control the ultimate outcome of any decision made, which may be detrimental to our interests. Some of our interests, such as the Summerlin Medical Hospital Center, are controlled entirely by our partners.

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

If the recoverable values of our remaining inventory of real estate assets were to drop below the book value of those properties, we would be required to write-down the book value of those properties, which would have an adverse effect on our balance sheet and our earnings.

Adverse market conditions, in certain circumstances, may require the book value of real estate assets to be decreased, often referred to as a “write-down” or “impairment.” A write-down of an asset would decrease the value of the asset on our balance sheet and would reduce our earnings for the period in which the write-down is recorded.

Although we did not record any impairment charges in 2011, we recorded impairment charges of $503.4 million and $680.3 million for the years ended December 31, 2010 and 2009, respectively. If market conditions were to continue to deteriorate, and the recoverable values for our real estate inventory and other project land were to fall below the book value of these assets, we could be required to take additional write-downs of the book value of those assets and such write-downs could be material.

Indebtedness could have an adverse impact on our financial condition and operating flexibility.

As of December 31, 2011, our consolidated debt was approximately $606.5 million, of which $7.0 million is recourse. Our share of the debt of our Real Estate Affiliates is $43.7 million. Our indebtedness, particularly if increased over time, could have important consequences, including:

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

The derivative instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates.

We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate swap agreements. There cannot be any assurance that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging of these transactions will not result in losses. Our policy is to use derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. These hedging arrangements, which could include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or breakage costs, if we terminate them. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

In addition, hedging instruments involve risks because the business failure of a hedging counterparty with whom we entered into a hedging transaction will most likely result in the counterparty’s default on its obligation to pay. Further, the credit quality of the counterparty owing money on the hedge may be downgraded to such an extent that it impacts our ability to sell or assign our side of the hedging transaction.

Changes in our income tax estimates could affect our profitability.

In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws and rates. To the extent adjustments are required in any given period, we include the adjustments in the tax provision in our financial statements. These adjustments could materially impact our financial position, cash flow and results of operations.

We may not realize the value of our tax assets.

We have tax assets. Certain provisions of the Internal Revenue Code could limit our ability to fully utilize the tax assets if there were to experience a “change of control”. If such an event were to occur, the cash flow benefits we might otherwise have would be eliminated.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our tenants and business partners and personally identifiable information of our employees, in on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, which could adversely affect our business.

Some of our directors are involved in other businesses including real estate activities and public and/or private investments and, therefore, may have competing or conflicting interests with us.

Certain of our directors have and may in the future have interests in other real estate business activities, and may have control or influence over these activities or may serve as investment advisors, directors or officers. These interests and activities, and any duties to third parties arising from such interests and activities, could divert the attention of such directors from our operations. Additionally, certain of our directors are engaged in investment and other activities in which they may learn of real estate and other related opportunities in their non-director capacities. Our Code of Business Conduct and Ethics applicable to our directors expressly provides, as permitted by Section 122(17) of the Delaware General Corporation Law (the “DGCL”), that our non-employee directors are not obligated to limit their interests or activities in their non-director capacities or to notify us of any opportunities that may arise in connection therewith, even if the opportunities are complementary to or in competition with our businesses. Accordingly, we have no expectation that we will be able to learn of or participate in such opportunities. If any potential business opportunity is expressly presented to a director exclusively in his or her director capacity, the director will not be permitted to pursue the opportunity, directly or indirectly through a controlled affiliate in which the director has an ownership interest, without the approval of the independent members of our board of directors.

We are a holding company and depend on our subsidiaries for cash.

We are a holding company, with no operations of our own. In general, we rely on our subsidiaries for cash and our operations are conducted almost entirely through our subsidiaries. Our ability to generate cash to pay our operating expenses is dependent on the earnings of and the receipt of funds from subsidiaries through dividends, distributions or intercompany loans. The ability of our subsidiaries to pay dividends or to make distributions or other payments to us will depend on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdiction of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that we or our subsidiaries may incur. For example, the credit agreements entered into by certain of our subsidiaries for The Woodlands contain restrictions on their ability to pay dividends and make distributions.

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

Ineffective internal controls could impact the Company’s business and results of operations.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company’s business and operating results could be harmed and the Company could fail to meet its financial reporting obligations.

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

A number of our properties are located in areas which are subject to natural or other disasters, including hurricanes, floods, earthquakes and oil spills. Some of our properties are located in coastal regions, and would therefore be affected by increases in sea levels, the frequency or severity of hurricanes and tropical storms, or environmental disasters, whether such events are caused by global climate changes or other factors.

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

Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous or toxic substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral. Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopments, and also govern emissions of and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with our ownership, operation and management of certain properties, we could be held liable for the costs of remedial action with respect to these regulated substances or tanks or related claims.

There is a risk of investor influence over our company that may be adverse to our best interests and those of our other stockholders.

M.B. Capital Partners and certain of its affiliates (collectively, “M.B. Capital”), Pershing Square Capital Management, L.P. (“Pershing Square”) and Brookfield Retail Holdings LLC (“Brookfield”) beneficially own 11.2%, 9.4% and 6.4%, respectively, of our outstanding common stock (excluding shares issuable upon the exercise of warrants). Under the terms of our stockholder agreements, Pershing Square currently has the ability to designate three members of our board of directors, and Brookfield currently has the ability to designate one member. As of December 31, 2011, there is no Brookfield designee on our board of directors.

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

Pershing Square holds material economic interests in GGP. Accordingly, we expect that a number of our directors may have, or appear to have, conflicting interests relating to us and GGP. It may be important for us to do business with GGP in the future or to supplement or amend the initial agreements between us and the reorganized GGP as circumstances change. Actual or perceived conflicts of interest may decrease the effectiveness of our board of directors in dealing with GGP. For example, directors with helpful expertise may be required or decide to recuse themselves from deliberation or voting on matters involving GGP, and certain transactions in our best interests may not be pursued at all because of the risk of an appearance of a conflict or other considerations.

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

The IRS ruling is based on, among other things, certain representations and assumptions as to factual matters made by GGP. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the IRS ruling at the time of and subsequent to the spin-off. In addition, the IRS ruling is based on current law and cannot be relied upon if current law changes with retroactive effect. If the spin-off were to be treated as taxable, GGP and holders of GGP’s common stock may be faced with significant tax liability with respect to the spin-off.

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

We may have economic or business interests that are divergent from GGPs in relation to a particular asset, and we may have disagreements with GGP with respect to how these assets are managed and developed in the future.

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

Further, M.B. Capital, Pershing Square and Brookfield may hold their investments for an extended period of time, thereby decreasing the number of shares available in the market and creating artificially low supply for, and trading prices of our common stock. If one or more of these principal holders sell a significant amount of our common stock, it could decrease the price of our common stock.

Provisions in our certificate of incorporation, our by-laws, Delaware law, stockholder rights agreement and certain other agreements may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

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

We have also implemented a so-called poison pill by adopting our stockholders rights agreement. The poison pill assists in the preservation of our valuable tax attributes by significantly increasing the costs that would be incurred by an unwanted third party acquirer if such party owns or announces its intent to commence a tender offer for the Threshold Percentage or more of our securities. The stockholder rights agreement will automatically terminate if not approved by our stockholders at our 2012 Annual Meeting of Stockholders and otherwise expires on March 14, 2015. All of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Brookfield is subject to restrictions on its ability to sell our common stock and its warrants to acquire our common stock. After these restrictions expire, shares held by Brookfield may be sold in the public markets. The price of our common stock may drop significantly when such restrictions expire. In addition, certain of our substantial stockholders, including Brookfield and Pershing Square, have the right to purchase the number of our shares as necessary to allow the stockholder to maintain its proportionate ownership interests on a fully diluted basis, for so long as the stockholder beneficially owns at least 5% of our outstanding common stock on a fully-diluted basis.

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

Our principal executive offices are located in Dallas, Texas where we lease approximately 21,710 square feet under an arrangement that expires in 2021. We also maintain offices at certain of our properties as well as in Houston, Texas and in Los Angeles, California. We believe our present facilities are sufficient to support our operations.

Our Master Planned Communities and our Strategic Developments assets are described above in Item 1. Business “Overview of Business Segments”. The tables below summarize certain metrics of the properties within our Operating Assets segment as of December 31, 2011. Leases with our tenants at our real property retail operating asset locations within our Operating Assets segment generally include base rent and common area maintenance charges:

						Year Ended December 31, 2011
Property	Location	Existing Gross Leasable Area		Size (Acres)	Net Book Value, December 31, 2011 (Millions)	Average Annual Tenant Sales per Square Foot(a)	Mall and Other Rental NOI (000)(b)	Average Sum of Rent and Recoverable Common Area Costs per Square Foot(c)	Occupancy Cost(d)	NOI Margin(e)	Acquisition Year
Ward Centers	Honolulu, HI	1,004,781	(f)	60	$348.8	$542	$21,481	$62	11.4%	54.1%	2002
South Street Seaport	New York, NY	301,086	(g)	11	5.9	530	5,650	68	12.8%	32.5%	2004
Landmark Mall	Alexandria, VA	440,325	(h)	22	23.8	276	737	35	12.7%	15.0%	2004
Park West	Peoria, AZ	249,168		48	79.6	291	576	23	7.9%	18.1%	2006
Rio West	Gallup, NM	333,077	(g)(i)	50	11.0	169	1,319	20	11.8%	39.0%	1981	(j)
Riverwalk Marketplace	New Orleans, LA	193,874	(g)	11	12.0	252	418	37	14.7%	6.7%	2004
Cottonwood Square	Salt Lake City, UT (k)	77,079	(l)	21	5.1	n.a.	380	n.a.	n.a.	64.0%	2002
20/25 Waterway Avenue	The Woodlands, TX	49,972		1	12.2	385	1,310	44	11.4%	68.3%	2011
Waterway Garage Retail	The Woodlands, TX (m)	21,260	(n)	—	9.4	n.a.	7	n.a.	n.a.	10.2%	2011

Total		2,670,622		224	$507.8		$31,878

(a)	Average Annual Tenant Sales per Square Foot includes only inline tenants and excludes anchors, outparcels and specialty leasing tenants. The calculation is the sum of all comparable sales for the year ending December 31, 2011 for tenants that are contractually obligated to submit sales data, divided by the comparable square footage for the same period. We include in our calculations of comparable sales and comparable square footage, properties that have been owned and operated for the entire time during the twelve month period and exclude properties at which significant physical or merchandising changes have been made. Inline Tenants are defined as any tenant operating under a lease agreement that is less than 30,000 square feet and whereby the landlord maintains or operates the building for the leasehold premises.
(b)	Mall and Other Rental NOI includes mall and other rental revenue and expenses according to U.S. GAAP, excluding straight-line rent, market lease amortization, depreciation and other amortization expense. (See Operating Asset NOI and EBT table under the Operating Assets Segment in Item 7)
(c)	Average Sum of Rent and Recoverable Common Area Costs per Square Foot is calculated as the sum of total rent and tenant recoveries for the year ending December 31, 2011 for the tenant base used to calculate (h) Average Annual Tenant Sales per Square Foot, divided by the total square footage occupied by the above mentioned tenant base.
(d)	Occupancy Cost is calculated by dividing (c) Average Sum of Rent and Recoverable Common Area Costs per Square Foot by (a) Average Annual Tenant Sales per Square Foot.

(e)	NOI Margin is calculated by dividing NOI by total contractual and other property revenue.
(f)	Excludes 153,928 square feet related to ground leases of which we are the lessor.
(g)	All of the project is on a ground lease where we are the ground lessee.
(h)	Excludes 438,937 square feet in project that is owned and occupied by Sears and Macy’s.
(i)	Excludes 180,946 square feet of outparcel improvements in project currently owned by tenant.
(j)	Reflects the year that Rio West Mall opened.
(k)	Cottonwood Square is not required to report tenant sales.
(l)	41,612 square feet of the Existing Gross Leasable Area is part of a ground lease where we are the ground lessee. This space is currently leased but not occupied. The ground lease payments are paid by the current lessee directly to the ground lessor.
(m)	Property opened July 1, 2011. Property has one retail tenant and is not required to report sales data.
(n)	Ground floor retail space attached to the Waterway Square Garage.

The following table summarizes certain metrics of our Operating Assets other than retail Operating Assets as of December 31, 2011:

Asset	Economic Ownership %	Property Type	Sqr. Feet / Keys	% Leased	Year Complete	Net Book Value, December 31, 2011 (Millions)
4 Waterway Square	100%	Office	218,551	98.8%	2010	$59.0
9303 New Trails	100%	Office	97,705	100.0%	2008	14.5
2201 Lake Woodlands Drive	100%	Office	24,024	100.0%	1994	4.0
1400 Woodloch Forest	100%	Office	95,667	98.1%	1981	11.6
110 N. Wacker (Chicago, IL)	100%	Office	226,000	100.0%	1957	23.6
Columbia Office Properties (a)	100%	Office	300,000	89.3%	1969/1972	29.5
The Woodlands Resort & Conf. Center	100%	Hotel	440 keys	—	2002	47.8
The Woodlands Parking Garages	100%	Garage	2,988 spaces	—	2008/2009	3.3
The Club at Carlton Woods	100%	Country Club	36 holes	—	2001	14.6
Arizona 2 Office Lease	100%	Note	—	—	—	n.a.
Millennium Waterway Apartments	84%	Apartments	393 keys	95.0%	2010	22.0
Forest View / Timbermill Apartments	50%	Apartments	472 keys	94.5%	1993/1995	11.7
Stewart Title of Montgomery Company	50%	Title Company	—	—	—	3.6
Woodlands Sarofim #1 Ltd.	20%	Industrial	132,050	93.0%	late 1980s	2.5
Summerlin Hospital Medical Center	7%	Hospital	—	—	1997	4.1
Head Acquisition (Hexalon)	1%	Retail	—	—	2002	5.4
Golf Courses at Summerlin and TPC Las Vegas	Participation	Golf	—	—	—	2.3

Total Net Book Value						$259.5

(a)	% Leased is computed based on the weighted average square feet of each office building. At December 31, 2011 the occupancies of each building were as follows: American City Building – 99.2%; Columbia Association Building – 100%; Columbia Exhibit Building – 100%; Ridgely Building – 39.4%; Columbia Regional Building – 100%.

The following table sets forth the occupancy rates, for each of the last five years for our wholly owned retail and office Operating Assets:

	Occupancy as of December 31, 2011	Annual Weighted Average Occupancy Rates(a)
		2011	2010	2009	2008	2007
Retail:
Ward Centers (b) (c)	83.0%	86.5%	86.6%	85.9%	88.4%	90.7%
South Street Seaport	90.6%	89.7%	89.7%	91.3%	92.6%	91.9%
Landmark Mall (d)	76.5%	73.7%	76.0%	85.5%	87.9%	80.6%
Park West (e)	64.9%	64.6%	62.5%	63.6%	85.4%	59.9%
Rio West	93.3%	90.8%	91.8%	92.4%	96.3%	92.5%
Riverwalk Marketplace	91.1%	89.9%	87.9%	84.5%	69.3%	53.5%
Cottonwood Square (f)	79.8%	73.8%	78.2%	73.8%	91.6%	95.7%
20/25 Waterway Avenue Retail (g)	97.5%	91.7%	64.2%	51.8%	75.1%	49.6%
Waterway Garage Retail (h)	19.3%	19.3%	n.a.	n.a.	n.a.	n.a.
Office:
4 Waterway Square Office (i)	98.8%	59.8%	25.7%	n.a.	n.a.	n.a.
9303 New Trails Office (j)	100.0%	78.8%	73.8%	52.4%	29.4%	n.a.
1400 Woodloch Forest	98.1%	78.3%	94.2%	100.0%	98.8%	99.5%
110 N. Wacker	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Columbia Office Properties (k)	89.3%	89.3%	89.9%	89.9%	89.9%	96.5%
2201 Lake Woodlands Drive (l)	100.0%	100.0%	100.0%	100.0%	n.a.	n.a.

n.a. – not available

(a)	Occupancy rates represent the weighted average occupancy for the year divided by total GLA.
(b)	In prior years 871,200 square feet of Maui ranch land had been included in the calculation of Annual Weighted Average Occupancy Rates. The occupancy rates reflected in this table have been adjusted to now exclude the above mentioned Maui ranch land as part of the calculation for all years.
(c)	Excludes 153,928 square feet related to ground leases of which we are the lessor.
(d)	Loss of permanent and specialty tenants in 2010 due to potential redevelopment. Excludes 438,937 square feet of anchor owned improvements as well as 120,000 square feet of anchor space that is leased but not occupied.
(e)	Partially opened in 2007, the 2008 occupancy rate reflects a lower GLA due to the timing of space added on-line. Full GLA was achieved in 2009.
(f)	Includes 41,612 square feet of retail space leased through March 2013 that is currently unoccupied.
(g)	25 Waterway opened in February 2007 and 20 Waterway opened in May 2009.
(h)	Waterway Garage Retail Opened in July 2011.
(i)	4 Waterway Square opened in January 2010.
(j)	From January 1, 2010 through October 15, 2011, 9,969 square feet, representing 10.2% of total GLA, was occupied by The Woodlands. From October 15, 2011 through January 2012, when The Woodlands moved out of the space, The Woodlands’ occupancy at this property was reduced to 5,914 square feet, or 6.1% of total GLA.
(k)	Average Weighted Average Occupancy Rates are computed based on the weighted average square feet of each office building. At December 31, 2011 the occupancies of each building were as follows: American City Building – 99.2%; Columbia Association Building – 100%; Columbia Exhibit Building – 100%; Ridgely Building – 39.4%; Columbia Regional Building – 100%.
(l)	The Woodlands acquired 2201 Lake Woodlands Drive in late 2008.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock

The following table shows the high and low sales prices of the Company’s common stock on the New York Stock Exchange (the “NYSE”), as reported in the consolidated transaction reporting system for each quarter of fiscal 2011 and the fourth quarter of 2010. Prior to our spin-off in November 2010, there was no public market for our common stock. The Company’s common stock is traded on the NYSE under the symbol “HHC”.

	Common Stock Price Range
			Dividends
	High	Low	Per Share

Year Ended December 31, 2011
Fourth Quarter	$49.67	$35.51	$—
Third Quarter	$66.42	$41.53	$—
Second Quarter	$76.83	$56.86	$—
First Quarter	$71.94	$49.00	$—
Year Ended December 31, 2010
Fourth Quarter	$56.25	$31.00	$—
(Since November 5, 2010)

Number of Holders of Record

As of February 15, 2012, there were 2,630 shareholders of record of the Company’s common stock.

No dividends have been declared or paid in 2011 or 2010. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors the board of directors may deem relevant.

Performance Graph

The following performance graph compares the monthly dollar change in the cumulative shareholder return on the Company’s common stock with the cumulative total returns of the NYSE Composite Index and the group of companies in the Morningstar Real Estate – General Index. The graph was prepared on the following assumptions:

•	$100 was invested on November 5, 2010 in the Company’s common stock, the NYSE Composite Index and the Morningstar Real Estate – General Index.

•	Dividends have been reinvested subsequent to the initial investment.

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

Our selected historical data for 2011 presented in accordance with generally accepted accounting principles is not comparable to prior periods due to the acquisition of our partner’s 47.5% economic interest in The Woodlands on July 1, 2011. As of the acquisition date, we consolidated The Woodlands’ financial results. Prior to the acquisition, we accounted for our investment using the equity method.

The selected historical financial data as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009 has been derived from our audited consolidated and combined financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected historical combined financial data as of and for the year ended December 31, 2008 was derived from our audited combined financial statements which are not included in this Annual Report on Form 10-K. The selected historical combined financial statements as of December 31, 2007 and for the year ended December 31, 2007 were derived from our unaudited combined financial statements which are not included in this Annual Report on Form 10-K. Our spin-off did not change the carrying value of our assets and liabilities with the exception of our debt which was recorded at fair value. Operations for 2010 are presented as the aggregation of the combined results from January 1, 2010 to November 9, 2010 and the consolidated results from November 10, 2010 to December 31, 2010.

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

The historical results set forth below do not indicate results expected for any future periods. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Operating Data:
Revenues	$275,691	$142,719	$136,348	$172,507	$260,498
Depreciation and amortization	(16,782)	(16,563)	(19,841)	(18,421)	(22,995)
Provisions for impairment	—	(503,356)	(680,349)	(52,511)	(125,879)
Other property operating costs	(231,444)	(134,667)	(128,833)	(141,392)	(196,121)
Interest (expense) income, net	9,876	(2,053)	712	1,105	1,504
Early extinguishment of debt	(11,305)	—	—	—	—
Reorganization items	—	(57,282)	(6,674)	—	—
Warrant liability gain (loss)	101,584	(140,900)	—	—	—
Benefit from (provision for) income taxes	18,325	633,459	23,969	(2,703)	10,643
Investment in real estate affiliate basis adjustment	(6,053)	—	—	—	—
Equity in income (loss) of Real Estate Affiliates	8,578	9,413	(28,209)	23,506	68,451

Income (loss) from continuing operations	148,470	(69,230)	(702,877)	(17,909)	(3,899)
Discontinued operations-loss on dispositions	—	—	(939)	—	—

Net income (loss)	148,470	(69,230)	(703,816)	(17,909)	(3,899)
Allocation to noncontrolling interests	(1,290)	(201)	204	(100)	(101)

Net income (loss) attributable to common stockholders	$147,180	$(69,431)	$(703,612)	$(18,009)	$(4,000)

Basic Earnings (Loss) Per Share:
Continuing operations	$3.88	$(1.84)	$(18.64)	$(0.48)	$(0.11)
Discontinued operations	—	—	(0.02)	—	—

Total basic income (loss) per share	$3.88	$(1.84)	$(18.66)	$(0.48)	$(0.11)

Diluted Earnings (Loss) Per Share:
Continuing operations	$1.17	$(1.84)	$(18.64)	$(0.48)	$(0.11)
Discontinued operations	—	—	(0.02)	—	—

Total diluted income (loss) per share	$1.17	$(1.84)	$(18.66)	$(0.48)	$(0.11)

Cash dividends per common share	$—	$—	$—	$—	$—

Cash Flow Data:
Operating activities	$86,508	$(67,899)	$(17,870)	$(50,699)	$(52,041)
Investing activities	(39,680)	(111,829)	(21,432)	(300,201)	(146,208)
Financing activities	(103,944)	461,206	37,543	348,424	183,073

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)

Balance Sheet Data:
Investments in real estate-cost	$2,653,215	$2,311,520	$2,822,692	$3,367,032	$2,924,611
Total assets	3,395,149	3,022,707	2,905,227	3,443,956	3,024,827
Total debt	606,477	318,660	342,833	358,467	373,036
Total equity	2,329,599	2,179,107	1,503,520	1,985,815	1,610,672

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties, assumptions and other factors, including those described in Part I, “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. These factors could cause our actual results in 2012 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file periodic reports with the SEC.

All references to numbered Notes are to specific footnotes to our Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K and which descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunctions with such Consolidated and Combined Financial Statements and related Notes.

Overview

The Howard Hughes Corporation’s mission is to be the preeminent developer and operator of master planned communities and mixed-use properties. We create timeless places and memorable experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We specialize in the development of master planned communities, the redevelopment or repositioning of real estate assets currently generating revenues, also called operating assets, and other strategic real estate opportunities in the form of entitled and unentitled land and other development rights. Our assets are located across the United States. We expect to drive income and growth through entitlements, land and home site sales and project developments. We are focused on maximizing value from our assets, and we continue to develop and refine business plans to achieve that goal.

We operate our business in three segments: master planned communities (“MPC’s”), Operating Assets and Strategic Developments. Unlike real estate companies that are limited in their activities because they have elected to be taxed as real estate investment trusts, we have no restrictions on our operating activities or types of services that we can offer, which we believe provides us with flexibility for maximizing the value of our real estate portfolio.

Master Planned Community development has a significant impact to our business. The cash flows and earnings from the business can be much more variable than from our operating assets because the MPC business generates revenues from land sales rather than recurring contractual revenues from operating leases.

We believe many of our assets require re-positioning to maximize their value. In addition, we are pursuing development opportunities for a number of our assets that were previously postponed due to lack of liquidity resulting from deteriorating economic conditions, the credit market collapse and the bankruptcy filing of our predecessors. We are also developing plans for other assets for which no formal plans had been previously developed.

The development and re-development process for each specific asset can be complex and take from several months to several years prior to the commencement of actual construction. Each local market must be studied, the highest and best use of the land and improvements determined, entitlements and permits obtained, architectural designs made, construction drawings and plans completed, tenant commitments secured, and sources of capital committed. During this period, these activities generally have very little impact on our financial statements relative to the activity and effort involved in the pre-development process.

During 2011, we assessed our assets to identify the best repositioning opportunities, conducted pre-development activities for many of those opportunities and, in certain cases, partnered with local developers to conduct development activities for the related asset. We are also in the process of creating development plans for several of our assets, determining how to finance their re-development or completion and how to maximize their long term value potential. In addition, we implemented leasing strategies that preserve the flexibility to re-develop operating assets that currently generate cash flows and are re-development candidates, such as Ward Centers, the South Street Seaport and Riverwalk Marketplace. To preserve flexibility, we frequently do not sign long term leases or we otherwise require provisions allowing us to terminate the leases prior to their expiration. These restrictions are typically unattractive to retailers and may negatively impact our rental revenues during this period.

Significant operating and development milestones achieved during 2011 include the following:

•	We generated a $32.3 million increase in MPC land sales revenue for 2011, a 25% increase compared to 2010 (on a “same store basis” assuming The Woodlands was consolidated by us during both periods);

•

We acquired our former partner’s 47.5% economic interest in The Woodlands. The transaction enabled us to internalize and leverage The Woodlands’ well-regarded master planned community development team, access attractive commercial development activities in The Woodlands’ Town Center and control of unsold residential and commercial land and cash flowing commercial real estate assets;

•

We accelerated lot sales and realized price increases at Bridgeland. Lot sales and average price per lot for 2011 increased by 10% to 318 lots and 1.9% to $53,000 per lot, respectively, compared with 2010;

•

We closed on new or renewal leases totaling 258,480 square feet of space, excluding leases with terms of one year or less, for certain of our retail operating properties, while maintaining the flexibility to redevelop these properties;

•	We completed leasing of 4 Waterway Square, a 218,551 square foot office building in The Woodlands. Average net rent per square foot is $25.36;

•

We pre-leased over 67.0% of 3 Waterway Square, a 232,774 square foot office building that will be constructed in 2012 at average net rents per square foot of $26.16 and at a total cost to build estimated to be $51.4 million (exclusive of land value and pre-existing garage allocation);

•	We completed a 722 stall parking garage at Ward Centers and delivered a 35,744 square foot adjacent retail shell to a new tenant;

•

We entered into a letter of intent with the Economic Development Corporation of the City of New York to modify the ground lease to permit the redevelopment of Pier 17 and the option to pursue a mixed use development of the uplands area of South Street Seaport;

•

We partnered with a local development team to explore the construction of an approximately 210 unit condominium tower above the Nordstrom Parking garage at Ala Moana Center in Honolulu, HI. We equally own the venture with our partner. The venture values our condominium rights at $47.5 million, which is a 107.4% premium to our $22.9 million book value at December 31, 2011;

•

We entered into a joint venture with a local developer to construct an approximate 375 unit Class A apartment building with 10,000 square feet of retail space on a 4.2 acre site we own at the Columbia Town Center. This site is named Columbia Parcel D. We equally own the venture with our partner. The venture values our land at approximately $20.1 million, which is a 570.0% premium to our aggregate $3.0 million book value at December 31, 2011;

•

We formed a joint venture and entered into a development agreement with the owner of land adjacent to our Bridges at Mint Hill site to explore development of a shopping center on our combined properties. The project is entitled for 1.2 million square feet of retail development; and

•

We closed on an aggregate $334.0 million of non-recourse mortgage financings generating approximately $73.6 million of liquidity and future borrowing capacity. This amount includes a $250.0 million financing for Ward Centers which repaid three separate securitized mortgages totaling approximately $208.7 million. This new five-year financing will provide flexibility to redevelop Ward Centers in phases and also created $37.5 million of excess proceeds capacity that can be drawn down and reinvested into the property, subject to cash flow coverage tests. We obtained a $55.0 million first mortgage loan which refinanced approximately $13.1 million of mortgage debt and is secured by the 4 Waterway Square and 9303 New Trails office buildings. The excess proceeds were used to repay credit facility debt and for working capital. We also refinanced $29.0 million of mortgage debt secured by the 110 N. Wacker office building with a $29.0 million mortgage maturing in 2019.

Results of Operations

Our revenues primarily are derived from the sale of individual lots at our master planned communities to home builders and from tenants at our operating assets in the form of fixed minimum rents, overage rent and recoveries of operating expenses.

The Woodlands operating results for historical periods when this investment was a Real Estate Affiliate are now presented on a consolidated basis for the purposes of this Management Discussion and Analysis and segment reporting, in order to provide comparability between periods for analyzing operating results. We continue to reconcile the segment presentation to reported EBT (as defined below). Our other Real Estate Affiliates, including equity investments owned by The Woodlands, primarily represent entities that are accounted for using the equity or cost method as appropriate.

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

We define EBT as net income (loss) from continuing operations excluding general and administrative expenses, corporate interest income and depreciation expense, investment in real estate basis adjustment, benefit from income taxes, warrant liability gain (loss), reorganization items and the effects of the previously mentioned items within our equity in earnings (loss) from Real Estate Affiliates. We present EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance. We believe that the inclusion of certain adjustments to net income (loss) from continuing operations to calculate EBT is appropriate to provide additional information to investors because EBT therefore excludes certain non-recurring and non-cash items, including reorganization items related to the bankruptcy, which we believe are not indicative of our core operating performance.

EBT should not be considered as an alternative to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss) from continuing operations, as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of this metric are that it:

•	does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	does not reflect income taxes that we may be required to pay;

•	does not reflect any cash requirements for replacement of depreciated or amortized assets or that these assets have different useful lives; and

•	does not reflect limitations on, or costs related to, transferring earnings from our Real Estate Affiliates to us.

See Note 15 of our audited financial statements for additional information about our segments and a reconciliation of EBT to net income (loss) attributable to common stockholders.

Operating Assets Net Operating Income

We believe that net operating income (“NOI”) is a useful supplemental measure of the performance of our Operating Assets. We define NOI as property specific revenues (rental income, tenant recoveries and other income) less expenses (real estate taxes, repairs and maintenance, marketing and other property expenses) and excluding the operations of properties held for disposition. NOI also excludes straight line rents, market lease amortization, impairments, depreciation, ground rent and other amortization expense.

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

In addition, we believe that NOI provides useful information to the investors about the performance of our Operating Assets. However, due to the exclusions noted above, NOI should only be used as an alternative measure of the financial performance of such assets and not as an alternative to GAAP operating income (loss) or net income (loss) available to common stockholders. For reference, and as an aid in understanding our computation of NOI, a reconciliation of NOI to EBT has been presented in the Operating Assets segment discussion below and a reconciliation of EBT to consolidated operating income (loss) from continuing operations as computed in accordance with GAAP has been presented in Note 15.

Year Ended December 31, 2011, 2010 and 2009

Master Planned Communities Segment

MPC revenues vary between years based on economic conditions and several factors such as location, development density and commercial or residential use, among others. Reported GAAP earnings results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is a reduction from earnings and is derived from margins calculated using carrying values, projected future improvements and other capitalized costs in relation to future land sale revenues. Carrying values generally represent acquisition costs and improvements incurred by us and our predecessors in prior periods and may also have been previously written down through impairment charges. Expenditures for improvements in the current period are capitalized and therefore generally would not be reflected in the income statement in the current year.

MPC Sales Summary

		Land Sales			Acres Sold			Number of Lots/Units			Price per acre			Price per lot
		Year Ended December 31, 2011
		2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
		($ in thousands)
Residential Land Sales
Columbia	Single family - detached	$1,480	$2,400	$500	1.4	1.9	1.0	7	12	4	$1,040	$1,275	$531	$211	$200	$125
	Townhomes	5,538	3,031	3,006	1.8	1.7	2.0	39	29	33	—	—	—	142	105	91
	High/mid apartments	—	—	3,125	—	—	8.0	—	—	164	—	—	379	—	—	19
	Single family - detached (Fairwood)	—	—	15,000	—	—	239.0	—	—	636	—	—	63	—	—	24

Bridgeland	Single family - detached	16,707	15,123	10,239	63.2	58.2	41.0	318	289	204	265	259	251	53	52	50

Summerlin	Single family - detached	30,247	8,909	—	83.5	17.0	—	419	95	—	362	519	—	72	94	—
	Custom lots	679	2,253	550	1.0	1.9	—	2	4	1	694	1,204	1,618	340	563	550

The Woodlands	Single family - detached	76,362	66,272	47,917	210.4	181.3	135.0	826	737	557	363	366	354	92	90	86
	Single family - attached	1,235	1,063	—	3.0	3.5	—	46	52	—	409	304	—	27	20	—

	Subtotal	132,248	99,051	80,337	364.3	265.5	426.0	1,657	1,218	1,599

Commercial Land Sales
Summerlin	Retail	—	—	4,564	—	—	4.0	—	—	—	—	—	1,047	—	—	—
	Not-for-profit	3,616	—	—	16.1	—	—	—	—	—	225	—	—	—	—	—

Bridgeland	Not-for-profit	—	1,600	741	—	20.0	15.0	—	—	—	—	80	50	—	—	—

The Woodlands	Office and other	6,213	10,597	3,603	14.0	21.3	49.0	—	—	—	449	497	74	—	—	—
	Apartments and assisted living	1,839	4,879	7,150	5.0	12.5	19.0	—	—	—	348	392	370	—	—	—
	Retail	6,365	5,843	674	12.0	20.2	3.0	—	—	—	547	290	261	—	—	—
	Hotel	—	2,331	3,379	—	3.2	5.0	—	—	—	—	719	672	—	—	—

	Subtotal	18,033	25,250	20,111	47.1	77.2	95.0

Total acreage sales revenue		150,281	124,301	100,448
Deferred revenue		(481)	3,994	(3,409)
Deferred revenue - Woodlands		6,161	—	—
Special Improvement District revenue		5,420	749	248

Total segment Land sale revenues		161,381	129,044	97,287
Less: Real Estate Affiliates land sales revenue		(47,879)	(90,986)	(62,724)

Total land sales revenue - GAAP basis		$113,502	$38,058	$34,563

Total segment land sales have increased to $161.4 million for the year ended December 31, 2011 from $129.0 million and $97.3 million for the years ended December 31, 2010 and 2009, respectively. Revenues for Bridgeland, Summerlin and The Woodlands have increased each year since 2009. Columbia is nearly sold out, and has just 202 remaining saleable acres as of December 31, 2011. Excluding a $15.0 million land sale transaction during 2009, Columbia’s sales have also increased each year since 2009.

In 2011, we sold 364 residential acres compared to 266 and 426 in 2010 and 2009, respectively. Acres sold in 2009 include the bulk sale of 239 acres at our Fairwood project in Columbia. This transaction represented nearly all of the remaining saleable land at Fairwood. These acreage sales represented approximately 1,657 lot sales for 2011, compared to 1,218 and 963 (excluding Fairwood) for the years ended December 31, 2010 and 2009, respectively. Lot sales from The Woodlands and Bridgeland communities from 2009 to 2011 represent 85.1% of all MPC lot sales during that three year time period. During 2011, residential lot sales for The Woodlands and Bridgeland increased 10.5% and 10.0%, respectively, over 2010, while residential lot sales in 2010 increased by 41.7% and 41.6%, respectively, over 2009. In 2011, The Woodlands’ average lot prices increased by 4.3% to $88,986 and Bridgeland’s average price per lot increased by 1.9% to $53,000 over this same period. The Woodlands’ average lot price decreased by 8.0% for the year ended December 31, 2010 compared to 2009, and Bridgeland’s average lot prices increased by 4.3% during the same period.

Commercial land sales at The Woodlands decreased by 39.0% to $14.4 million for 2011 compared to 2010 while commercial sales in 2010 increased by 59.7% as compared to 2009. The decrease principally reflects a change in strategy for The Woodlands since we acquired a controlling interest in 2011. In prior years, ownership favored generating cash from commercial land sales to deliver dividends to the parent companies. We believe that the commercial land, especially within and surrounding The Woodlands Town Center, is poised for strategic growth and we may develop and hold properties in this desirable area. We believe that through controlling a greater share of the commercial development within The Woodlands, we can better serve our customers and generate premium rents by doing so.

Bridgeland had no commercial land sales during 2011. We expect minimal commercial sales until new home sales generate a critical mass of demand for local commercial retail, office and lodging properties.

The Houston, Texas area has benefitted from a strong energy sector. According to the Bureau of Labor Statistics (“BLS”), the area’s unemployment rate at the end of 2011 was approximately 7.6%, nearly one percentage point lower than the 8.5% national average. ExxonMobil is constructing a large corporate campus on a 400 acre site just south of The Woodlands. The site is expected to include approximately 20 buildings, representing 3 million square feet of space. According to several reports, ExxonMobil expects to begin relocating employees into this new location starting in 2014 and ending in 2015. We believe that the direct and indirect jobs related to this relocation will have a significantly positive impact on The Woodlands and Bridgeland due to increased housing demand, as well as commercial space needs for companies servicing ExxonMobil. As of December 31, 2011 The Woodlands has approximately 3,669 residential lots remaining, which represents approximately six years of expected future sales. Bridgeland, which is in its early stages of development, has approximately 18,900 lots remaining to be developed, representing an estimated 25 years of expected future sales.

Our acquisition of our partner’s interest in The Woodlands has allowed us to integrate The Woodland’s operations into our company. We also consolidated the management teams of The Woodlands and Bridgeland and expect that we can leverage The Woodlands’ 37-plus years of development experience to Bridgeland’s benefit.

Residential land sales at our Summerlin community improved to $30.9 million for the year ended December 31, 2011, compared to $11.2 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively. The Las Vegas residential market continues to be challenging. According to the BLS, the Las Vegas, NV area unemployment rate was approximately 12.5% at the end of 2011, four percentage points higher than the national average. New home closings in the overall market were down approximately 30% in 2011 compared to 2010 and increased 2% in 2010 compared to 2009. The increase from 2009 to 2010 was caused primarily by the federal tax incentive for first-time homebuyers. The housing market has been burdened by foreclosures, short-sales, downward price pressures and a significant percentage of the population in their current homes having negative equity. A total of 3,894 home closings were recorded in 2011, the lowest in 23 years, down from its peak of nearly 39,000 units in 2005. Additionally, the median price for a new home was $212,250 in 2011, down from over $330,000 at the top of the market. Due to uncertain local economic conditions and the continued challenging housing market, it remains difficult to predict homebuilder demand. From September to December 2011, we had two builders that did not close on contracts representing $18.8 million of potential revenues for 212 lots in 2011, and $4.8 million of potential revenues representing 56 lots in 2012. The builders forfeited approximately $1.8 million of deposits to us for not closing on the lots.

In early 2012 builder activity at Summerlin has begun to increase. Year to date through February 28, 2012, Summerlin has entered into residential lot sale contracts with four homebuilders for 153 lots and two superpad sites representing approximately $22.5 million of revenues if all of the sales are completed. Approximately $21.2 million of the sales are scheduled to occur in 2012, with the remaining $1.3 million scheduled for 2013.

Major Items of Revenues and Expenses

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Master Planned Communities (*)
Land sales	$161,382	$129,044	$97,287
Builder price participation	4,924	6,901	8,976
Other land sale revenues	17,732	15,186	15,520

Total revenues	184,038	151,131	121,783
Cost of sales - land	94,040	73,133	51,235
Land sales operations	36,505	45,192	47,460
Provisions for impairments	—	405,331	52,766
Depreciation and amortization	48	128	146
Interest, net	(3,562)	(7,094)	(4,522)

Total expenses	127,031	516,690	147,085

Venture partner share of The Woodlands EBT	(6,202)	(14,434)	(8,837)

MPC EBT	$50,805	$(379,993)	$(34,139)

(*)	Our master planned communities segment includes revenues and expenses related to The Woodlands at 100%. On July 1, 2011, we acquired our partner’s equity interest. As a result of the acquisition, we now consolidate The Woodlands operations. Prior to the acquisition, The Woodlands was accounted for using the equity method. For a detailed breakdown of EBT, refer to Note 15.

Land sales increased $32.3 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The increase for the year ended December 31, 2010 as compared to 2009 was $31.8 million. These year to year increases were due to factors described more fully above.

Builder price participation represents the contractual percentage we collect from builder home settlements. Generally the percentage ranges from one to two percent of the home price, but can vary by contract and by community. Builder price participation has declined in each year as home settlements have slowed in Summerlin and home sales in Bridgeland and Summerlin are at lower price points producing lower builder price participation. The decline is also impacted by a change in strategy at The Woodlands. During 2010 land sales contracts were restructured to eliminate price participation in exchange for a greater fixed lot sale price. Participation amounts collected at lot closing are considered to be a part of land sales revenue.

Other revenue for the year ended December 31, 2011 is $17.7 million. It is comprised of $5.2 million of ground maintenance revenue and $3.2 million of energy easement fees from The Woodlands. Also included are $2.6 million of home owner’s association fees and $1.8 million of income from contract defaults from Summerlin and

$0.8 million in revenue recognized as a result of a reduction in a contingent purchase price obligation to a former owner at Bridgeland. The balance is made up of several income items from all of our communities. Some of these items are transfer fees, advertising fees, ground rent and interest income.

Other revenue for the year ended December 31, 2011 increased $2.5 million as compared to 2010 primarily because of the $1.8 million collected from contract defaults from Summerlin and $0.8 million of revenue recognized as a result of a reduction in a contingent purchase price obligation at Bridgeland. These items were not present in 2010. The amount for the year ended December 31, 2010 as compared to 2009 is consistent.

Land sales margins were 41.7%, 43.3% and 47.3% for the periods ended December 31, 2011, 2010 and 2009, respectively. The decrease in the 2011 margin as compared to 2010 was principally caused by higher cost percentage attributed to The Woodlands sales in the third and fourth quarters of 2011. The majority of The Woodlands third and fourth quarter cost of sales reflected the finished lots at the fair value established in connection with our July 1, 2011 acquisition of our partner’s interest. Once the approximately 577 acquired finished lots are sold, The Woodlands margins are expected to return to levels approximating 44.0%. Also, Summerlin sales, which have a lower margin than Bridgeland and The Woodlands, comprised a larger portion of total sales for 2011 than in 2010. The decline in the margins from 2009 to 2010 was due to the majority of our sales occurring in Bridgeland, Columbia and The Woodlands in 2009. Summerlin sold one custom lot and one commercial lot in 2009. Costs of land sales is based on carrying values of the lots sold and varies by community based on historical purchase price of the land and improvements made, and to be made, by us, less any impairment charges previously recorded on the land.

Land sales operations costs decreased $8.7 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010, and decreased $2.3 million for the year ended December 31, 2010 as compared to 2009. The decrease in 2011 as compared to 2010 is principally due to approximately $6.6 million of real estate tax savings in our Summerlin project as a result of a successful tax appeal, in addition to approximately $2.6 million of reduced net legal costs related to development matters in our Summerlin and Bridgeland communities. During 2011, we collected approximately $0.8 million of settlements which reduced our overall net legal costs. The decrease in land sales operations costs from 2009 to 2010 is primarily related to management efforts to reduce payroll and overhead costs, marketing and other land related costs during a sluggish economy.

Master Planned Communities recorded impairment charges of $345.9 million for Summerlin South and $59.4 million for Columbia and Gateway in 2010, and $52.8 million for Fairwood in 2009. There were no impairment charges in 2011. The detail of these impairment charges are described below.

Interest, net reflects the amount of interest that is capitalized at the project level. The decrease is related to lower company interest costs for the year ended December 31, 2011 due to our current debt structure as compared to our Predecessors for the years ended December 31, 2010 and 2009.

In addition to EBT for the Master Planned Communities, management believes that certain investors measure the value of the assets in this segment based on their annual contribution to liquidity and capital available for investment. Accordingly, the following table sets forth MPC Net Contribution for the years ended 2011, 2010 and 2009. MPC Net Contribution is defined as MPC EBT, plus MPC cost of sales, provisions for impairment and depreciation and amortization, and reduced by MPC development and acquisition expenditures.

MPC Net Contribution

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
MPC EBT (*)	$50,805	$(379,993)	$(34,139)
Plus:
Cost of sales - land	82,672	49,504	40,163
Provisions for impairments	—	405,331	52,766
Depreciation and amortization	26	75	92
Less:
MPC land/residential development and acquisitions expenditures	89,169	57,138	61,226

MPC Net Contribution	$44,334	$17,779	$(2,344)

(*)	Our master planned communities segment includes revenues and expenses related to The Woodlands Partnerships. On July 2, 2011, we acquired our partner’s equity interest. As a result of the acquisition, we now consolidate The Woodlands’ operations into our consolidated financial statements. Prior to such acquisitions, we accounted for The Woodlands using the equity method. For a detailed breakdown of EBT, refer to Note 15.

The improvement in MPC Net Contribution during 2011 compared to 2010 and 2009 is primarily attributable to increased land sales and the results of efforts to reduce operational costs. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance. A reconciliation of EBT to consolidated operating income (loss) from continuing operations as computed in accordance with GAAP has been presented in Note 15.

Operating Assets Segment

We view NOI as an important measure of the operating performance of our Operating Assets. These assets typically generate rental revenues sufficient to cover their operating costs, and variances between years in net operating income typically results from changes in rental rates, occupancy, tenant mix and operating expenses.

Operating Assets NOI and EBT

	$(72,391)	$(72,391)	$(72,391)
	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Assets
Retail
Ward Centers	$21,481	$22,980	$22,152
South Street Seaport (a)	5,650	4,238 (b)	4,862
Rio West Mall (a)	1,319	1,897	2,039
Landmark Mall (a)	737	1,619	2,472
Riverwalk Marketplace (a)	418	579	492
Cottonwood Square	380	484	507
Park West	576	366	138
20/25 Waterway Avenue	1,310	674	387
Waterway Garage Retail	7	—	—

Total Retail	31,878	32,837	33,049
Office
110 N. Wacker	6,115	6,628	4,988
Columbia Office Properties (c)	2,649	2,657	2,836
4 Waterway Square	1,639	15	(214)
9303 New Trails (d)	742	706	482
1400 Woodloch Forest	649	1,036	554
2201 Lake Woodlands Drive	332	322	308

Total Office	12,126	11,364	8,954

The Woodlands Resort and Conference Center	7,726	4,379	5,302

Total Retail, Office, Resort and Conference Center	51,730	48,580	47,305

The Club at Carlton Woods	(5,126)	(3,885)	(5,348)
The Woodlands Parking Garages	(1,204)	(1,049)	(180)
The Woodlands Ground leases	403	337	303
Other Properties	1,410	3,396	2,461

Total Other	(4,517)	(1,201)	(2,764)

Total Operating Assets NOI	47,213	47,379	44,541

Straight-line lease amortization	918	183	(124)
Provisions for impairment	—	(80,923)	(50,964)
Early extinguishment of debt	(11,305)	—	—
Depreciation and amortization	(20,309)	(23,461)	(26,482)
Equity in earnings from Real Estate Affiliates	3,926	(338)	2,172
Interest, net	(10,850)	(17,179)	(14,146)
Less: Partners’ share of Operating Assets EBT	(91)	1,945	2,864

Operating assets EBT (100% Owned)	$9,502	$(72,394)	$(42,139)

Operating Assets NOI - Equity and Cost Method Investments
Millennium Waterway Apartments	$2,571	$(157)	$(388)
Woodlands Sarofim # 1	1,489	1,572	1,490
Stewart Title (title company)	1,069	1,222	1,422
Forest View/Timbermill Apartments	1,826	1,610	1,467

Total NOI - equity investees of December 31, 2011	6,955	4,247	3,991

Adjustments to NOI (e)	(3,862)	(1,937)	(533)

Equity Method Investments EBT	3,093	2,310	3,458
Less: Joint Venture Partner’s Share of EBT	(3,061)	(2,648)	(2,573)

Equity in earnings from Real Estate Affiliates	32	(338)	885

Distributions from Summerlin Hospital Investment	3,894	—	1,287

Equity in earnings from Real Estate Affiliates	$3,926	$(338)	$2,172

Company’s Share of Equity Method Investments NOI
Millennium Waterway Apartments	$2,148	$(131)	$(324)
Woodlands Sarofim # 1	298	314	298
Stewart Title (title company)	535	611	711
Forest View/Timbermill Apartments	913	805	734

Total NOI - equity investees of December 31, 2011(c)	$3,894	$1,599	$1,419

	$(72,391)	$(72,391)	$(72,391)
	Economic Ownership	December 31, 2011
		Debt	Cash
		(In thousands)
Millennium Waterway Apartments	83.55%	$47,175	$2,733
Woodlands Sarofim #1	20.00%	7,087	811
Stewart Title (title company)	50.00%	—	426
Forest View/Timbermill Apartments	50.00%	5,708	1,258

(a)	Straight-line ground rent amortization was excluded from 2010 and 2009 amounts to conform to the 2011 presentation and to be consistent with the exclusion of straight-line revenues.
(b)	Includes a provision for bad debt of $1.2 million related to a single tenant.
(c)	Amounts relating to an operating lease in which we are the lessee and the related sublease income totaling $0.1 million and less than $0.1 million for 2010 and 2009, respectively, and which were included in Columbia Operating Properties for 2011, 2010 and 2009, were reclassified to general and administrative expenses to conform to the 2011 presentation.
(d)	Since November 2009, a portion of The Woodlands’ staff has occupied from approximately 5,900 square feet to almost 10,000 square feet of this building.
(e)	Adjustments to NOI include straight-line and market lease amortization, depreciation and amortization and non-real estate taxes.

Retail Properties

Ward Centers NOI for 2011 decreased by approximately $1.5 million compared to 2010 primarily due to lower rental revenue of $0.6 million (principally as a result of a bankrupt tenant), higher compensation, legal, travel and other non-recoverable costs of $0.9 million and higher energy costs of $0.5 million. These negative variances were partially offset by lower bad debt expense of $0.7 million due to the collection of aged receivables. The $0.8 million increase in NOI for 2010 compared to 2009 is primarily due to new specialty leasing tenants taking occupancy in late 2009 and early 2010.

South Street Seaport NOI for 2011 increased by $1.4 million compared to 2010. The increase was primarily the result of new leasing and new kiosk cart rental revenue of approximately $1.4 million in addition to $1.2 million of tenant receivable collections for which a reserve was established in prior years, partially offset by approximately $1.2 million of higher expenses, including $0.4 million higher professional and legal fees in 2011 as compared to 2010.

Rio West Mall’s NOI for 2011 decreased by $0.6 million as compared to 2010 primarily due to the bankruptcy of two major tenants, as well as increased overhead and property management costs. Some leasing terms were adjusted to a gross rents basis resulting in excess occupancy costs being absorbed by the property and not passed on to the tenants.

Riverwalk Marketplace’s NOI for 2011 decreased by $0.2 million compared to 2010 primarily due to a one-time tenant settlement of $0.4 million received during 2010. This decrease was partially offset by higher specialty leasing revenues and higher tenant recoveries in 2011.

Landmark Mall’s NOI for 2011 decreased by $0.9 million primarily because of increased vacancies and a change from base minimum rents to percent lieu for certain tenants who are having financial difficulties. Occupancy costs for tenants on percent in lieu of rents leases are generally not recoverable, resulting in our absorbing a greater percentage of the property’s operating costs. The $0.9 million decrease in NOI for the year ended December 31, 2010 compared to 2009 resulted from one of the mall’s anchor tenants vacating.

Park West’s NOI for 2011 improved by $0.2 million over 2010 principally as a result of lower property taxes from lower assessed property values in 2011. This operating asset continues to suffer from a weak market and its occupancy was 64.9% at December 31, 2011. We are focused on attracting tenants who can drive increased traffic during the day and evening, such as entertainment concepts. If we are unsuccessful at increasing occupancy and traffic, many of our existing tenants may be unable to continue to occupy their leased spaces because their sales volumes will likely be inadequate to support their operating costs.

20 and 25 Waterway Avenue and Waterway Garage Retail were completed in 2007 and 2009, respectively and are located at The Woodlands. As of December 31, 2011, 20 and 25 Waterway Avenue are 100% leased and are expected to reach stabilized annual NOI of approximately $1.6 million in the first quarter of 2012.

Waterway Garage Retail is 19.3% leased. Before retail properties are fully leased and have stabilized, we do not think yearly comparisons are informative.

Office Properties

All of the office properties listed in the NOI schedule, except for 110 N. Wacker and the Columbia Office Properties, are located in The Woodlands.

110 N. Wacker NOI increased in 2010 primarily due to an increase in the tenant’s rental rate effective in November 2009.

4 Waterway Square was completed in 2010 and is 98.9% leased as of December 31, 2011. The asset is expected to reach stabilized annual NOI of $5.5 million in the second quarter of 2012. Before office properties are fully leased and have stabilized, we do not think yearly comparisons are informative.

9303 New Trails is 100% leased as of December 31, 2011. The asset is expected to reach stabilized annual NOI of $1.8 million in the second quarter 2012. From November 2009 through January 2012, we occupied a portion of the office space ranging from 5,914 square feet to 9,969 square feet, which represents 6.1% and 10.2% respectively, of the total building square footage; however, we moved into another third party owned asset in January 2012.

Other

The Woodlands Resort and Conference Center’s $3.3 million increase in NOI for 2011 compared to 2010 is due primarily to higher overall revenue per available room (which is the average daily room rate multiplied by average occupancy), which increased 16.0% to $95.73 compared to $82.52 for the same period in the prior year. Increased business activity and improving economic conditions at The Woodlands and surrounding areas, including higher commercial occupancies, are driving increased revenue and NOI as compared to 2010. Revenue per available room also increased by 6.9% in 2010 from $77.16 in 2009, but the increased revenues were more than offset by higher fixed costs in 2010.

The Club at Carlton Woods (the “Club”) is a 36-hole golf and country club at The Woodlands with 565 total members as of December 31, 2011. We estimate the Club requires approximately 800 members to achieve break-even NOI, and therefore we expect to incur NOI losses into the foreseeable future. The Club’s NOI loss increased by $1.2 million to $5.1 million for the year ended December 31, 2011, however, 2010 NOI includes approximately $1.6 million of income relating to inactive lot incentives. The incentives were built into the total sales price of the lots and purchasers of homes at the Club, and the purchasers of such lots receive credit toward membership initiation fees at the Club. They have 60 days after closing on the home purchase to do so. The inactive lot incentive amount represents unused credits that had accumulated over the years. Excluding these credits, 2010 NOI loss would have been $5.4 million.

The Club’s revenues and expenses are included in other property and rental revenues, and other property operating costs. Such amounts were $11.4 million and $16.5 million, respectively, for the year ended December 31, 2011, $9.4 million and $14.9 million, respectively, for the years ended December 31, 2010, and $9.4 million and $14.7 million, respectively, for the year ended December 31, 2009.

The Woodlands Parking Garages comprise nearly 3,000 parking spaces in two separate parking structures. The Waterway Square Garage (1,942 spaces) is located in The Woodlands Town Center and has excess parking capacity for future commercial development. Woodloch Forest garage has approximately 1,000 total spaces with 300 spaces available for future adjacent office development. Until such development is undertaken, we anticipate the excess capacity to generate losses. NOI decreased by $0.9 million for the year ended December 31, 2010 compared to 2009 primarily because the Waterway Square Garage was put into service in the fourth quarter of 2009. Prior to being put into service no costs would have been expensed.

Partially Owned

The Millennium Waterway Avenue Apartments are approximately 95.4% leased as of December 31, 2011, and had an average occupancy of 74.6% for 2011. The apartments were in their initial lease-up period during 2011 and we expect these apartments to reach annual NOI of approximately $4.6 million during 2012.

Major Items of Revenues and Expenses

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Assets (*)
Minimum rents	$72,405	$69,937	$70,267
Resort and conference center revenues	34,850	28,850	29,314
Other rental and property revenues	41,318	41,874	39,281

Total revenues	148,573	140,661	138,862
Rental property real estate taxes	11,924	12,148	11,267
Rental property maintenance costs	6,758	7,225	5,827
Resort and conference center operations	27,012	24,471	23,842
Other property operating costs	54,748	47,491	51,213
Provisions for doubtful accounts	—	1,760	2,296
Provisions for impairment	—	80,923	50,964
Depreciation and amortization	20,309	23,461	26,482
Interest, net	10,850	17,183	14,146
Early Extinguishment of debt	11,305	—	—
Equity in Earnings from Real Estate Affiliates	(3,926)	338	(2,172)

Total expenses	138,980	215,000	183,865
Venture partner share of The Woodlands EBT	(91)	1,945	2,864

Operating Assets EBT	$9,502	$(72,394)	$(42,139)

(*)	For a detailed breakdown of our Operating Assets segment EBT, refer to Note 15. Such amounts include The Woodlands at 100%.

Minimum rents increased $2.5 million in 2011 compared to 2010 primarily due to 4 Waterway Square reaching full stabilization in 2011.

Resort and conference center revenues for 2011 are up as discussed above due to a 4.4% increase in the average daily room rate as well as an 11.1% increase in occupancy as compared to 2010. Resort and conference center operations expenses increased as a result of higher occupancy.

Other property operating costs increased $7.3 million to $54.7 million for the year ended December 31, 2011 compared to 2010, and decreased by $3.7 million in 2010 compared to the year ended December 31, 2009. These costs generally include recoverable and non-recoverable costs relating to our properties, with the exception of real estate taxes and maintenance costs which are shown separately. The principal reasons for the increase in

2011 compared to 2010 were, a $0.5 million increase related to certain insurance costs $0.5 million of increased legal costs recorded at our properties, $0.8 million of higher utilities costs, and $1.5 million related to increased operating costs at the Club. The $3.7 million decrease in other property operating costs from 2009 to 2010 was primarily attributable to lower building lease back rent for The Woodlands of 2.5 million which expired in 2009.

Depreciation expense decreased $1.8 million at Riverwalk and $1.1 million at Landmark as a result of impairment charges in prior years offset somewhat by increased depreciation expense at Ward Centers of $1.3 million, principally relating to putting the new parking garage in service during 2011. Depreciation expense for The Woodlands’ operating assets decreased by $1.4 million due to the assets being remeasured at fair value as of the date of acquisition. The $3.0 million decrease in depreciation expense from 2009 to 2010 is primarily a result of impairment taken during 2009 and 2010.

The provision for bad debts in 2010 included $1.2 million relating to a single tenant at South Street Seaport. In 2011, the tenant agreed to a payment plan which requires payment of current amounts when due and payment of past due balances. As of December 31, 2011 the tenant has substantially complied with the agreement resulting in a favorable variance for 2011 as compared to 2010.

In 2011, interest expense decreased from prior year primarily due to the refinancing at Ward Centers. In 2010, GGP allocated interest expense of $2.7 million to Ward Centers as part of their corporate allocations. Additionally, the early extinguishment of debt amount of $11.3 million in 2011 resulted from the debt refinancing at Ward Centers in the third quarter.

We received distributions of $3.9 million from our Summerlin Hospital cost investment in the first quarter of 2011. We did not receive a distribution in 2010. Dividends by Summerlin Hospital are typically made one time per year; however, no dividends were paid in 2010 principally due to a capital project at the hospital. Approximately $2.0 million of the amount received in the first quarter of 2011 relates to calendar year 2010. The remaining $1.9 million relates to periods prior to 2010 which were deferred pending completion of the capital project.

Strategic Developments Segment

Our Strategic Development assets generally require substantial future development to achieve their highest and best use. Most of the properties in this segment generate no revenues. Our expenses relating to these assets are primarily related to carrying costs, such as property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop a Strategic Development asset, we would expect that, upon completion of redevelopment, the asset would be reclassified to the Operating Assets segment and NOI would become an important measure of its operating performance.

Major Items of Revenues and Expenses

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Strategic Developments (*)
Minimum rents	$917	$1,015	$1,902
Condominium unit sales	22,067	1,139	—
Other rental and property revenues	1,877	363	(2,262)

Total revenues	24,861	2,517	(360)
Condominium unit cost of sales	14,465	1,000	—
Rental and other property operations	6,528	10,540	8,400
Provisions for impairment	—	17,101	576,618
Depreciation and amortization	234	212	2,104
Interest, net	323	34	(2,725)
Equity in Earnings from Real Estate Affiliates	—	—	19,046

Total expenses	21,550	28,887	603,443

Strategic Developments EBT	$3,311	$(26,370)	$(603,803)

(*)	For a detailed breakdown of our Strategic Developments segment of EBT, refer to Note 15.

During 2011, Nouvelle at Natick sold 57 condominium units and there are two remaining for sale as of December 31, 2011. These sales were a significant source of cash flow for 2011 which will not be replicated in 2012.

The increase in other rental and property revenues for 2011 as compared to 2010 is primarily due to the sale of two ancillary parcels of land, aggregating approximately 4.6 acres, at the Kendall Town Center property which occurred in the third quarter of 2011. In 2009, Kendall Town Center sold land parcels at a $3.9 million loss. This loss was partially offset by other income from various Strategic Development properties.

Rental and other property operations decreased in 2011 as compared to 2010 primarily due to a $1.3 million property tax refund resulting from a tax protest associated with our Elk Grove development which occurred in the first quarter of 2011. Rental property operations increased $2.1 million in 2010 as compared to 2009, as certain costs such as overhead that were previously capitalized were expensed as development efforts on all of the properties in our Strategic Developments segment were postponed.

Certain Significant Consolidated and Combined Expenses

The following table contains certain significant expenses on a consolidated and combined basis that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the segment variance discussion contained within this Item 7 using the combined consolidated and proportionate share of our non-consolidated Real Estate Affiliates revenues and expenses associated with the related segment. Significant variances for combined expenses not included in NOI or EBT are described below.

	Year Ended December 31,
(In thousands)	2011	2010	2009
General and administrative	$(35,182)	$(21,538)	$(23,023)
Provisions for impairment	—	(503,356)	(680,349)
Depreciation and amortization	(16,782)	(16,563)	(19,841)
Interest income	9,876	369	1,689
Interest expense	—	(2,422)	(977)
Early extinguishment of debt	(11,305)	—	—
Warrant liability gain (loss)	101,584	(140,900)	—
Investment in real estate affiliate basis adjustment	(6,053)	—	—
Benefit for income taxes	18,325	633,459	23,969
Equity in earnings from Real Estate Affiliates	8,578	9,413	(28,209)
Reorganization items	—	(57,282)	(6,674)

We did not become a public company and did not operate as an entity separate from GGP until November 9, 2010; therefore, our 2010 and 2009 financial results reflect allocations made by GGP for general and administrative expenses based on actual costs incurred, or are based upon our percentage of GGP’s total assets and revenues. Since our separation from GGP, we have been operating as an independent public company and have been building our organization to analyze, create and implement development plans for our assets. On July 1, 2011, we consolidated the operations of The Woodlands, increasing our employee base from 190 employees to 835 employees at December 31, 2011. For these reasons, we do not believe that current year general and administrative expenses are comparable to prior year amounts.

Our general and administrative costs for 2011 totaled $35.2 million, of which $5.7 million was attributable to The Woodlands. General and administrative expenses of $29.5 million, excluding The Woodlands, increased by $8.0 million over 2010, principally due to infrastructure growth and our becoming an independent public company on November 9, 2010. Non-equity based compensation costs totaled approximately $18.1 million and non-cash stock compensation costs totaled $3.2 million for the year ended December 31, 2011. If all corporate personnel employed as of December 31, 2011 and whose compensation is included in general & administrative expenses had been employed as of January 1, 2011, we estimate our cash compensation costs would have been approximately $22.6 million for 2011. For 2011, our consulting, transitional services, recruiting and temporary staffing costs were approximately $3.0 million. Many of these costs relate to our transition to an independent public company and the building of infrastructure. We expect these costs to be significantly lower in 2012. Legal, accounting, internal audit and other professional services totaled $5.7 million for 2011. The remaining $5.2 million of costs primarily represent occupancy, travel, IT infrastructure and public company costs.

Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized as a result of the bankruptcy filings under Chapter 11. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, gains or losses resulting from activities of the reorganization process, including gains related to recording the mortgage debt at fair value upon emergence from bankruptcy and interest earned on cash accumulated by the debtors. Due to the consummation of the reoganization plan in November 2010, no items were classified as reorganization items in 2011. See Note 1 – Reorganization items for additional detail.

Emergence initiatives, included in general and administrative costs, for the year ended December 31, 2009 consist of professional fees for restructuring that were incurred prior to the filing for protection under the Bankruptcy Code of certain of our subsidiaries. Similar costs incurred after filing for protection under the Bankruptcy Code are recorded as reorganization items.

Impairments

We evaluate our real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability in this context means that the expected cumulative undiscounted future cash flows of an asset are less than its carrying value. The recoverability analysis, as an accounting concept, considers hold periods, but ignores when the future cash flows are expected to be received within that hold period and whether we currently expect to receive an above or below market rate of return over our anticipated holding period. If expected cumulative undiscounted cash flows are less than carrying value, then we are required to record the asset at the lower of its carrying value or fair value. The process for deriving fair value involves discounting the expected future cash flows at a rate of return that we believe an investor would require based on the risk profile of the cash flows and returns available in the market for other investments having similar risk. We may also use other inputs such as appraisals and recent transactions for comparable properties, if appropriate. Book value for assets that have been recently impaired from an accounting perspective may more likely reflect market value than book values of assets that have not been impaired; consequently, unimpaired assets may be expected to generate above or below market returns relative to their respective book values. The lower book basis resulting from an impairment charge increases reported profitability from the asset in future periods, but has no impact on cash flow. As of December 31, 2011 we evaluated whether impairment indicators existed at all of our assets. In most instances, we concluded no impairment indicators were present. When indicators of impairment were present, we reconsidered expected cash flows and concluded that there were no impairments. We recorded $503.4 million and $680.3 million of impairment charges for the years ended December 31, 2010 and 2009, respectively.

We are focused on maximizing value for stockholders. To achieve this, we seek to implement strategies that increase the value of an asset, not necessarily the aggregate of its future undiscounted cash flows. As such, a given strategy may result in an accounting impairment charge even though we believe that such strategy will maximize the value of the asset.

Master Planned Communities Impairments

Impairment charges to our master planned communities totaled $405.3 million and $52.8 million for the years ended December 31, 2010 and 2009, respectively. There were no impairments recorded for the year ended December 31, 2011. Large master planned community assets by their nature have characteristics that may create a wider range of outcomes in an impairment analysis compared to other types of real estate such as office, retail and industrial facilities. Unlike operating real estate, master planned community assets have extended life cycles that may last 20 to 40 years and have few long-term contractual cash flows (such as operating lease revenue). Further, the majority of the master planned community assets generally have minimal to no residual values because of their liquidating characteristics and development periods often occur through several economic cycles. Subjective factors such as the expected timing of property development and sales, optimal development density and sales strategy impact the timing and amount of expected future cash flows and fair value.

Our master planned communities comprise thousands of acres that include distinct communities. Our management team may implement development strategies for those communities that are different than those planned by our predecessors. Such strategies vary from those of our predecessors and may warrant separate impairment evaluation for regions or projects within a single master planned community if we believe the cash flows for those assets are independent from other regions or projects within the community. Separating master planned communities into multiple entities for impairment testing may result in a different accounting conclusion than if the community was evaluated as a whole; however, the accounting has no impact on economic value or fair value.

Our two remaining developable Summerlin regions (South and West) are separated for impairment testing because their characteristics and future business plans are distinct. In December 2010, we modified our business plans for Summerlin South based on our expectation to: (1) replace high density product with low density product; (2) change the strategy from developing and selling finished lots to the sale of undeveloped pads; and (3) reduce saleable acre assumptions for a high-end village having significant topography and development challenges. As a result, projected undiscounted future cash flows for Summerlin South were less than its then carrying value and this asset was impaired as of December 31, 2010. We recorded a $345.9 million pre-tax charge to write down Summerlin South to its estimated $203.3 million fair value at December 31, 2010.

At December 31, 2010, we also recorded $56.8 million and $2.6 million pre-tax impairment charges for the Columbia and Gateway, Maryland properties, respectively. Columbia was written down to a $34.8 million fair value based on a ten-year land sale program for the future mixed-use development of 4.9 million square feet. For the year ended December 31, 2009, we recorded a $52.8 million pre-tax impairment charge for the Fairway, Maryland property.

Operating Assets Impairments

There were no impairments recorded for the year ended December 31, 2011. Operating property pre-tax impairments within our Operating Assets segment totaled $80.4 million and $51.0 million for the years ended December 31, 2010 and 2009, respectively. Riverwalk Marketplace and Landmark properties were impaired by $56.0 million and $24.4 million, respectively, and their estimated fair values were $10.2 million and $23.8 million, respectively, as of December 31, 2010. Riverwalk was evaluated based on our current plan to reposition and hold the asset for an 11-year period, and we applied an 8.5% discount rate to the estimated future cash flows and derived a residual value on the leasehold interest using a 8.5% capitalization rate. The Landmark property impairment is based on an appraisal which incorporates many factors including, but not limited to, physical condition, location, demographics and retail market condition. For the year ended December 31, 2009, we took a $27.3 million pre-tax impairment charge relating to the Landmark property. We have not yet created a specific re-development plan for this asset.

Strategic Developments Impairments

There were no impairments recorded for the year ended December 31, 2011. Strategic Developments properties pre-tax impairments totaled $17.0 million and $600.3 million for the year ended December 31, 2010 and 2009, respectively. Century Plaza Mall (Birmingham, AL) and Nouvelle at Natick (Natick, MA) properties were impaired by $12.9 million and $4.1 million, respectively, and their estimated fair values are $4.5 million and $13.4 million, respectively, as of December 31, 2010. Century Plaza Mall is a vacant property for which we do not currently have a re-development plan, and the impairment is based upon our best estimates utilizing, among other things, a broker’s opinion of value. Nouvelle is a condominium development for which the estimated fair value is based on discounted cash flow analysis of the remaining units available for sale. The impairments for the year ended December 31, 2009 relate to ten Strategic Development assets. Elk Grove Promenade and The Shops at Summerlin Centre were the largest two impairments at $175.3 million and $176.1 million, respectively.

Two regions within our Master Planned Communities had impairment indicators and carrying values in excess of estimated fair value at December 31, 2011. Aggregate undiscounted cash flows for such master planned communities projects significantly exceeded their respective aggregate book values and therefore no impairment provisions were required with respect to such projects at December 31, 2011. The significant assumptions in our Master Planned Communities segment relate to future sales prices of land and future development costs needed to prepare land for sale, over the planned life of the project, which are based, in part, on assumptions regarding sales pace, timing of related development costs, and the impact of inflation and other market factors. With respect to operating properties within our Operating Assets segment at December 31, 2011, there were three operating properties which had impairment indicators. The estimated undiscounted cash flows for such operating properties exceeded their book values by 109%. A significant assumption for these operating properties is our future revenue assumption. The combined book value of the three properties is $115.8 million. A reduction of the estimated undiscounted cash by 10% would result in the impairment of Park West.

The decrease in depreciation and amortization for the years ended December 31, 2011 and 2010, primarily resulted from the decrease in the carrying amount of buildings and equipment due to the impairment charges recorded in 2010 and 2009.

All interest expense for 2011 was capitalized as part of the development costs within the Master Planned Community and Strategic Developments segments in accordance with our capitalized interest policy. We recognized a loss of $11.3 million during the third quarter of 2011 related to the debt refinancing at Ward Centers. The $11.3 million represented the unamortized market rate adjustment as of the date of refinancing. Interest expense increased during the year ended December 31, 2010 primarily due to a $1.9 million increase in the amortization of debt market rate adjustments, partially offset by a $0.4 million decrease in the amortization of deferred finance costs.

The increase in the benefit for income taxes for the year ended December 31, 2010 was primarily attributable to the creation of certain deferred tax assets prior to separation from GGP as a result of the transfer of certain of our predecessors’ REIT assets to taxable entities (for more information see Note 9) and a decrease in deferred tax liabilities due to our impairments, partially offset by a significant increase in valuation allowances compared to the year ended December 31, 2009.

The $37.6 million increase in our equity in income (loss) of Real Estate Affiliates in 2010 was primarily due to the 2009 recognition of $10.6 million of impairment on our investment in Circle T as well as the recognition in 2009 by the Circle T venture of impairment of $38.1 million, of which our share was $19.0 million. See Note 6 for additional information on our Real Estate Affiliates.

Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by our predecessors as a result of their bankruptcy. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, gains or losses resulting from activities of the reorganization process, including gains related to recording the mortgage debt at fair value upon emergence from bankruptcy and interest earned on cash accumulated by the our predecessors. See Note 2 – Reorganization Items for additional detail.

Our net loss in 2010 reflects our operations prior to and subsequent to the spin-off from GGP. Income for the period prior to the spin-off, as detailed in the accompanying Statement of Equity, was attributable to GGP and reflects significant income tax benefits from restructuring. For more information see Note 9. The loss subsequent to the spin- off of $528.5 million is primarily attributable to the impairment charges and warrant liability expense described above.

Liquidity and Capital Resources

Our primary sources of cash for 2011 include cash flow from land sales in our Master Planned Communities segment, cash generated from our operating assets, condominium sales proceeds, net proceeds from asset sales and first mortgage financings secured by our assets. Our primary uses of cash include working capital, overhead, debt repayment, property improvements, pre-development and development costs. We believe that our sources of cash, including existing cash on hand and available credit, will provide sufficient liquidity to meet our existing contracted obligations, and anticipated ordinary course operating expenses for at least the next twelve months. The pursuit of development and re-development opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding. We intend to raise this additional funding with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time.

The negative operating cash flows prior to 2011 presented in this Annual Report on Form 10-K primarily were the result of reorganization items of $60.0 million and $2.4 million for the years ended December 31, 2010 and 2009, respectively, as well as costs associated with land/residential development and acquisitions expenditures in our Master Planned Communities segment of $57.1 million and $61.2 million for the years ended December 31, 2010 and 2009, respectively. The funds for these expenditures came from GGP and are reflected in our consolidated and combined statement of cash flows in change in GGP investment, net.

As of December 31, 2011, our consolidated debt was approximately $606.5 million of which approximately $7.0 million is recourse. We have $52.2 million of required amortization or initial debt maturities in 2012, of which approximately $36.1 million may be extended beyond 2012. In addition, as of December 31, 2011, our share of the debt of our Real Estate Affiliates was approximately $43.7 million.

On December 5, 2011, we secured a $55.0 million loan for 4 Waterway Square and 9303 New Trails. Proceeds from the loan were partially used to refinance a $13.1 million mortgage secured by 9303 New Trails. The excess proceeds were used to partially repay the credit facility at The Woodlands and to increase cash. The loan matures on December 11, 2023 and has a fixed interest rate of 4.88%.

On September 29, 2011, we closed on a $250.0 million first mortgage financing secured by the Ward Centers in Honolulu, Hawaii, which bears interest at LIBOR plus 2.50%. The loan matures on September 29, 2016, and we entered into an interest rate swap pursuant to which $143.0 million of the principal balance was fixed at a 3.81% interest rate for the term of the loan. Initial loan proceeds of approximately $212.5 million were used to repay approximately $209.5 million of mortgage debt and to fund closing costs. We were advanced an additional $7.5 million in the fourth quarter of 2011. Also, the loan may be drawn to a maximum $250.0 million to fund capital expenditures at the property, provided that maximum leverage cannot exceed the lesser of 65% of the property’s appraised value and a 10.0% debt yield. At December 31, 2011, the loan had a $220.0 million outstanding balance.

In March 2011, The Woodlands refinanced a portion of its debt by entering into a $270.0 million credit facility which matures in 2015 and a $36.1 million financing which has an initial maturity in 2012. At December 31, 2011, there was approximately $34.2 million of undrawn borrowing availability under the credit facility.

The following table summarizes our Net Debt on a segment basis. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy obligations such as our ownership share of cash and cash equivalents and Special Improvement District receivables. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

Segment Basis (a)	Master Planned Communities	Operating Assets		Strategic Developments	Segment Totals	Non- Segment Amounts	Total December 31, 2011
(In thousands)
Mortgages, notes and loans payable	$261,688 (b)	$383,786	(c)	$4,541	$650,015	$147	$650,162
Less: Cash and cash equivalents	(11,902)	(74,553	)(d)	—	(86,455)	(144,398)	(230,853)
Special Improvement District receivables	(40,579)	—		—	(40,579)	—	(40,579)
Municipal Utility District receivables	(83,407)	—		—	(83,407)	—	(83,407)

Net debt	$125,800	$309,233		$4,541	$439,574	$(144,251)	$295,323

(a)	Refer to Note 15 – Segments in the Notes to the Consolidated Financial Statements.
(b)	Includes $183.0 million Master Credit Facility outstanding balance.

(c)	Includes our $43.7 million share of debt of our Real Estate Affiliates.
(d)	Includes our $3.3 million share of cash and cash equivalents of our Real Estate Affiliates.

Cash flow for the period July 1, 2011 through December 31, 2011 includes the consolidated cash flow of The Woodlands.

Cash Flows from Operating Activities

Net cash provided by operating activities was $86.5 million for the year ended December 31, 2011, compared to net cash used in operating activities of $67.9 million for the year ended December 31, 2010, and $17.9 million for the year ended December 31, 2009.

The approximate $145.5 million increase in cash provided by operating activities for the year ended December 31, 2011 compared to 2010 is primarily a result of a $75.4 million increase in master planned community land sales and a $20.9 million increase in Natick condominium sales for 2011, as well as approximately $57.3 million of reorganization items in 2010 which were not incurred in 2011. These items were partially offset by an additional $32.0 million of real estate acquisition and development expenditures in 2011 compared to 2010. The remaining $24.0 million of the increase in 2011 compared to 2010 is primarily the result of having six months of commercial property income from The Woodlands in 2011 and several other miscellaneous working capital items.

Cash used in operating activities increased by $50.0 million for the year ended December 31, 2010 compared to 2009. The principal cause of the increase in cash used relates to a $50.6 million increase in reorganization costs during 2010 compared to 2009.

Cash used for real estate acquisition and development expenditures was $90.1 million for the year ended December 31, 2011, $57.1 million for the year ended December 31, 2010, and $61.2 million for the year ended December 31, 2009.

Net cash provided by certain assets and liabilities, including accounts and notes receivable, prepaid expense and other assets, deferred expenses, and accounts payable and accrued expenses totaled $34.2 million, $17.2 million and $22.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $39.7 million, $111.8 million and $21.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash used for development of real estate and property expenditures was $44.4 million, $111.8 million and $27.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The 2011 expenditures primarily relate to the 722-space structured garage and land improvements placed in service in the third quarter. Also, in the third quarter of 2011, we received reimbursements from a municipality of $5.6 million related to our infrastructure improvements for the Elk Grove Promenade strategic development.

Cash Flows from Financing Activities

Net cash used in financing activities was $103.9 million for the year ended December 31, 2011. Cash used in financing activities for 2011 includes repayment of a $96.5 million acquisition note relating to the acquisition of our partner’s interest in The Woodlands. Net cash provided by financing activities was $461.2 million for the year ended December 31, 2010 and to $37.5 million for the year ended December 31, 2009.

Cash provided by financing activities in 2011 of $304.9 million resulted primarily from $220.0 million of borrowings relating to the Ward Centers mortgage financing, the $55.0 million loan for 4 Waterway Square and 9303 New Trails and $29.0 million for the 110 N. Wacker Drive office building mortgage financing (See Note 7).

Principal payments on mortgages, notes and loans payable were $407.0 million, $22.1 million and $10.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. We received contributions from GGP of $216.5 million for the year ended December 31, 2010 and $50.9 million for the year ended December 31, 2009. In addition, we issued 5.25 million shares of our common stock and warrants to purchase an additional 8.0 million shares of our common stock for an aggregate price of $250 million.

Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments as of December 31, 2011:

	2012	2013	2014	2015	2016	Subsequent / Other	Total

Long-term debt-principal	$52,166	$31,896	$35,553	$126,670	$232,639	$127,553	$606,477
Interest payments (a)	27,306	24,096	21,760	17,142	13,240	43,689	147,233
Ground lease payments	5,197	5,187	5,205	5,241	4,965	179,235	205,030
Uncertainty in income taxes, including interest (b)	—	—	—	—	—	129,939	129,939

Total	$84,669	$61,179	$62,518	$149,053	$250,844	$480,416	$1,088,679

(a)	Excludes interest expense related to interest payments on special improvements district bonds. Includes obligations under our $270.0 million credit facility, $250.0 million credit facility at The Woodlands, $250.0 million first mortgage on Ward Centers, $55.0 million secured loan for 4 Water Way Square and 9303 New Trails and $43.7 million share of debt of our Real Estate Affiliates.
(b)	The remaining uncertainty in income tax liability for which reasonable estimates about timing of payments cannot be made is disclosed within the Subsequent / Other column.

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $3.9 million, $3.5 million and $3.5 million for 2011, 2010 and 2009, respectively. The amortization of above and below-market ground leases and straight-line rents included in the contractual rent amount, was not significant.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements. We have interests in property owning non-consolidated ventures which have mortgage financing. The financings are non-recourse to us and totaled $60.0 million at December 31, 2011.

REIT Requirements

In order for Victoria Ward, Limited to remain qualified as a REIT for federal and state income tax purposes, Victoria Ward must distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its stockholders, including us. See Note 9 for more detail on this entity’s ability to remain qualified as a REIT.

Seasonality

Revenues from development, redevelopment or sale of property in our Master Planned Communities segment and Strategic Developments segment are not subject to seasonal variations. Rental income recognized, including overage rent, is higher during the second half of the year for some of our operating assets. As a result, rental revenue production in the Operating Assets segment is generally highest in the fourth quarter of each year. Additionally, some of the retail properties in our Operating Assets segment are subject to seasonal variations, with a significant portion of their sales and earnings occurring during the last two months of the year.

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

Impairment – Properties, developments in progress and Master Planned Communities Assets

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

Impairment indicators for our Operating Assets segment are assessed separately for each property and include, but are not limited to, significant decreases net operating income, significant decreases in occupancy or low occupancy and significant net operating losses.

Impairment indicators for our Strategic Developments segment are assessed separately for each property and include, but are not limited to, significant decreases in comparable property sale prices.

If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flow. Significant assumptions used in the estimation of future undiscounted cash flow include, for the master planned communities, estimates of future lot sales, costs to complete and sales pace, and for properties in our Operating Assets segment and Strategic Developments segment, future market rents, renewals and capital expenditures. Historical experience in such matters and future economic projections were used to establish such factors. These factors are subject to uncertainty. A real estate asset is considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows and the carrying value is less than the fair value. To the extent an impairment provision is necessary, the excess of the carrying amount of the asset over its estimated fair value is charged to operations. In addition, the impairment is allocated proportionately to adjust the carrying amount of the asset. The adjusted carrying amount for operating assets, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset. The adjusted carrying amount for master planned communities is recovered through future land sales.

Recoverable amounts of receivables and deferred tax assets

We make periodic assessments of the collectability of receivables (including those resulting from the difference between rental revenue recognized and rents currently due from tenants) and the recoverability of deferred taxes based on a specific review of the risk of loss on specific accounts or amounts. The receivable analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payee, the basis for any disputes or negotiations with the payee and other information which may impact collectability. For straight-line rents receivable, the analysis considers the probability of collection of the unbilled deferred rent receivable given our experience regarding such amounts. For deferred tax assets, an assessment of the recoverability of the tax asset considers the current expiration periods of the prior net operating loss carry-forwards or other tax attributes and our estimated future taxable income generated by deferred tax liabilities. The resulting estimates of any allowance or reserve related to the recovery of these items is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on such payees.

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

Revenue recognition and related matters

Revenues from land sales are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and our subsequent involvement with the land sold are met. Revenues relating to transactions that do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate, in the circumstances. In addition, in certain land sale transactions, we also share in a percentage of the builders’ finished home sales revenue, which we term builder’s price participation. For land sale transactions in which we are required to perform additional services and incur significant costs after title has passed, revenues and cost of sales are recognized on a percentage of completion basis.

Cost ratios for land sales are determined as a specified percentage of land sales revenues recognized for each master planned community project. The cost ratios used are based on actual costs incurred and estimates of development costs and sales revenues through completion of each project. The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans. Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. The specific identification method is used to determine cost of sales for certain parcels of land, including acquired parcels we do not intend to develop or for which development is complete at the date of acquisition.

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Straight-line rents receivable represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases. Overage rent is recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds. Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred.

Purchase Price Allocation

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values. In allocating the purchase price of each of our properties, management makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition if it were vacant. Many of these estimates are obtained from independent third party appraisals. However, management is responsible for the source and use of these estimates. A change in these estimates and assumptions could result in the various categories of our real estate assets and/or related intangibles being overstated or understated which could result in an overstatement or understatement of depreciation and/or amortization expense and/or rental revenue. These variances could be material to our financial statements.

Recently Issued Accounting Pronouncements and Developments

New accounting pronouncements have been issued which impact or could impact the prior, current or subsequent years. See Note 2 for additional information about new accounting pronouncements.

Inflation

Revenue from our Operating Assets may be impacted by inflation. In addition, materials and labor costs relating to our development activities may significantly increase in an inflationary environment. Finally, inflation poses a risk to us due to the possibility of future increases in interest rates in the context of loan refinancings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing and with respect to our floating rate financings in that increases in interest rates could adversely affect cash flow. As of December 31, 2011, we had $468.1 million of variable-rate debt outstanding of which $172.0 million has been swapped to a fixed-rate. Annual interest expense would increase approximately $3.0 million for every 1% increase in interest rates on this balance. Generally, our interest expense is capitalizable; therefore, the impact on our Statement of Income (Loss) is expected to be minimal. For additional information concerning our debt, and management’s estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to Item 7, the Liquidity and Capital Resources discussion above and to Notes 2 and 7. We seek to manage a portion of our floating rate interest exposure by using interest rates swaps and caps.

The following table summarizes principal cash flows on our debt obligations and related weighted-average interest rates by expected maturity dates as of December 31, 2011:

	Contractual Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total
(In thousands)
Mortgages, notes and loans payable	$52,166	$31,896	$35,553	$126,670	$232,639	$127,553	$606,477

Weighted - average interest rate	4.61%	4.57%	4.52%	4.33%	5.72%	5.74%

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Internal Controls over Financial Reporting

There have been no changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

In making its assessment of the changes in internal controls over financial reporting as of December 31, 2011, our management excluded the evaluation of the disclosure controls and procedures at The Woodlands due to our acquisition of the remaining interest from our former partner on July 1, 2011.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our evaluation of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2011 did not include the internal controls for the acquisition of The Woodlands, because of the timing of the acquisition, which was completed in July 2011. As of December 31, 2011, this entity constituted approximately $581.1 million of total assets, $84.6 million of revenues and $2.1 million of pre-tax income for the year then ended. In 2012, we will expand our evaluation of the effectiveness of the internal controls over financial reporting to include The Woodlands. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management concluded, based on its assessment, that The Howard Hughes Corporation’s internal control over financial reporting was effective as of December 31, 2011. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2011 , as stated in their report which is included in this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Howard Hughes Corporation

We have audited the internal control over financial reporting of The Howard Hughes Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at The Woodlands Operating Company, L.P. and subsidiaries, TWCPC Holdings, LP and subsidiaries and TWLDC Holdings, L.P. and subsidiaries (collectively “The Woodlands”), which were acquired on July 1, 2011 and whose financial statements constitute 18.8% and 17.1% of net and total assets, respectively, 30.7% of revenues, and 1.6% of pre-tax income of the consolidated financial statement amounts as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at The Woodlands. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the allocations of certain operating expenses from General Growth properties, Inc included in the Company’s combined financial statements prior to November 9, 2010.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 29, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the relevant information included in our proxy statement for our 2012 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the relevant information included in our proxy statement for our 2012 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the relevant information included in our proxy statement for our 2012 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the relevant information included in our proxy statement for our 2012 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the relevant information included in our proxy statement for our 2012 Annual Meeting of Stockholders.

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

THE HOWARD HUGHES CORPORATION

/s/ David R. Weinreb
David R. Weinreb
Chief Executive Officer	February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* William Ackman	Chairman of the Board and Director	February 29, 2012

/s/ David R. Weinreb David R. Weinreb	Director and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ Andrew C. Richardson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012
Andrew C. Richardson

*	Director	February 29, 2012
Adam Flatto

*	Director	February 29, 2012
Jeffrey Furber

*	Director	February 29, 2012
Gary Krow

*	Director	February 29, 2012
Allen Model

*	Director	February 29, 2012
R. Scot Sellers

*	Director	February 29, 2012
Steven Shepsman

*	Director	February 29, 2012
Burton M. Tansky

*	Director	February 29, 2012
Mary Ann Tighe

*/s/ David R. Weinreb David R. Weinreb Attorney-in-fact

THE HOWARD HUGHES CORPORATION

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

AND CONSOLIDATED AND COMBINED FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Howard Hughes Corporation

We have audited the accompanying consolidated balance sheets of The Howard Hughes Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated and combined statements of income (loss) and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of The Howard Hughes Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, the combined financial statements of certain entities that were transferred from General Growth Properties, Inc. to the Company on November 9, 2010 (the “HHC Businesses”) include allocations of certain operating expenses from General Growth Properties, Inc. until the entities were transferred to the Company on November 9, 2010. These costs may not be reflective of the actual level of costs which would have been incurred had the HHC Businesses operated as an independent, stand-alone entity separate from General Growth Properties, Inc.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 29, 2012

THE HOWARD HUGHES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share amounts)
Assets:
Investment in real estate:
Master Planned Community assets	$1,600,074	$1,350,648
Land	236,363	180,976
Buildings and equipment	556,786	336,950
Less: accumulated depreciation	(92,494)	(78,931)
Developments in progress	195,034	293,403

Net property and equipment	2,495,763	2,083,046
Investment in Real Estate Affiliates	64,958	149,543

Net investment in real estate	2,560,721	2,232,589
Cash and cash equivalents	227,566	284,682
Accounts receivable, net	15,644	8,154
Municipal Utility District receivables	86,599	28,103
Notes receivable, net	35,354	38,954
Tax indemnity receivable, including interest	331,771	323,525
Deferred expenses, net	10,338	6,619
Prepaid expenses and other assets	127,156	100,081

Total assets	$3,395,149	$3,022,707

Liabilities:
Mortgages, notes and loans payable	$606,477	$318,660
Deferred tax liabilities	75,966	78,680
Warrant liabilities	127,764	227,348
Uncertain tax position liability	129,939	140,076
Accounts payable and accrued expenses	125,404	78,836

Total liabilities	1,065,550	843,600

Commitments and Contingencies (see Note 14 )

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 37,945,707 shares issued and outstanding as of December 31, 2011 and 37,904,506 shares issued and outstanding as of December 31, 2010	379	379
Additional paid-in capital	2,711,109	2,708,036
Accumulated deficit	(381,325)	(528,505)
Accumulated other comprehensive loss	(5,578)	(1,627)

Total stockholders’ equity	2,324,585	2,178,283
Noncontrolling interests	5,014	824

Total equity	2,329,599	2,179,107

Total liabilities and equity	$3,395,149	$3,022,707

The accompanying notes are an integral part of these consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2011 (Consolidated)	2010 (Combined)	2009 (Combined)
	(In thousands, except per share amounts)
Revenues:
Master Planned Community land sales	$113,502	$38,058	$34,563
Builder price participation	3,816	4,124	5,687
Minimum rents	71,178	66,926	65,653
Tenant recoveries	19,368	18,567	19,642
Condominium unit sales	22,067	1,139	—
Resort and conference center revenues	15,744	—	—
Other land revenues	14,141	5,384	5,747
Other rental and property revenues	15,875	8,521	5,056

Total revenues	275,691	142,719	136,348

Expenses:
Master Planned Community cost of sales	70,108	23,388	22,020
Master Planned Community operations	28,270	29,041	27,042
Rental property real estate taxes	11,571	14,530	13,813
Rental property maintenance costs	7,493	6,495	5,586
Condominium unit cost of sales	14,465	1,000	—
Resort and conference center operations	13,108	—	—
Other property operating costs	51,247	36,893	34,810
Provision for doubtful accounts	—	1,782	2,539
General and administrative	35,182	21,538	23,023
Provisions for impairment	—	503,356	680,349
Depreciation and amortization	16,782	16,563	19,841

Total expenses	248,226	654,586	829,023

Operating income (loss)	27,465	(511,867)	(692,675)

Interest income	9,876	369	1,689
Interest expense	—	(2,422)	(977)
Early extinguishment of debt	(11,305)	—	—
Warrant liability gain (loss)	101,584	(140,900)	—
Investment in real estate affiliate basis adjustment	(6,053)	—	—
Equity in earnings (loss) from Real Estate Affiliates	8,578	9,413	(28,209)

Income (loss) before taxes and reorganization items	130,145	(645,407)	(720,172)
Benefit from income taxes	18,325	633,459	23,969
Reorganization items	—	(57,282)	(6,674)

Net income (loss) from continuing operations	148,470	(69,230)	(702,877)
Discontinued operations - loss on dispositions	—	—	(939)

Net income (loss)	148,470	(69,230)	(703,816)
Net (income) loss attributable to noncontrolling interests	(1,290)	(201)	204

Net income (loss) attributable to common stockholders	$147,180	$(69,431)	(703,612)

Basic Earnings (Loss) Per Share:
Continuing operations	$3.88	$(1.84)	$(18.64)
Discontinued operations	—	—	(0.02)

Total basic earnings (loss) per share	$3.88	$(1.84)	$(18.66)

Diluted Earnings (Loss) Per Share:
Continuing operations	$1.17	$(1.84)	$(18.64)
Discontinued operations	—	—	(0.02)

Total diluted earnings (loss) per share	$1.17	$(1.84)	$(18.66)

Comprehensive Income (Loss), Net of Tax:
Net income (loss)	$148,470	$(69,230)	$(703,816)
Other comprehensive income (loss):
Interest rate swap	(3,351)	—	—
Capitalized swap interest	(600)	—	—
Pension plan adjustment	—	117	1,182

Other comprehensive income (loss)	(3,951)	117	1,182

Comprehensive income (loss)	144,519	(69,113)	(702,634)
Comprehensive (income) loss attributable to noncontrolling interests	(1,290)	(201)	204

Comprehensive income (loss) attributable to common stockholders	$143,229	$(69,314)	$(702,430)

The accompanying notes are an integral part of these consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(In thousands, except shares)	Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	GGP Equity	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Ventures	Total Equity
Balance, January 1, 2009	—	$—	$—	$—	$1,986,938	$(2,926)	$1,803	$1,985,815

Net loss		—	—	—	(703,612)		(204)	(703,816)
Distributions to noncontrolling interests		—	—	—	—	—	(699)	(699)
Other comprehensive income		—	—	—	—	1,182	—	1,182
Contributions from GGP, net		—	—	—	221,038	—	—	221,038

Balance, December 31, 2009	—	$—	$—	$—	$1,504,364	$(1,744)	$900	$1,503,520

Net income (loss)		—	—	(528,505)	459,074	—	201	(69,230)
Distributions to noncontrolling interests		—	—	—	—	—	(277)	(277)
Other comprehensive income		—	—	—	—	117	—	117
Issuance of common stock	37,896,259	379	182,284	—	—	—	—	182,663
Issuance of restricted stock, net of expense	8,247	—	85	—	—	—	—	85
Contributions from GGP prior to the Separation		—	—	—	562,229	—	—	562,229
Transfer from GGP on Effective Date		—	2,525,667	—	(2,525,667)	—	—	—

Balance, December 31, 2010	37,904,506	$379	$2,708,036	$(528,505)	$—	$(1,627)	$824	$2,179,107

Net income		—	—	147,180	—	—	1,290	148,470
Adjustment to noncontrolling interests		—	—	—	—	—	3,700	3,700
Acquisitions		—	—	—	—	—	(777)	(777)
Preferred dividend payment on behalf of subsidiary		—	—	—	—	—	(23)	(23)
Interest rate swaps, net of tax $1,016		—	—	—	—	(3,351)	—	(3,351)
Capitalized swap interest, net of tax $358		—	—	—	—	(600)	—	(600)
Stock plan activity	41,201	—	3,073	—	—	—	—	3,073

Balance, December 31, 2011	37,945,707	$379	$2,711,109	$(381,325)	$—	$(5,578)	$5,014	$2,329,599

The accompanying notes are an integral part of these consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011 (Consolidated)	2010 (Combined)	2009 (Combined)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$148,470	$(69,230)	$(703,816)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Equity in (earnings) loss from Real Estate Affiliates, net of distributions	(4,410)	(9,413)	29,615
Investment in Real Estate Affiliate basis adjustment	6,053	—	—
Provision for doubtful accounts	—	1,782	2,539
Depreciation	14,012	14,582	17,145
Amortization	2,770	1,981	2,696
Amortization of deferred financing costs and debt market rate adjustments	1,771	1,260	978
Amortization of intangibles other than in-place leases	297	174	220
Straight-line rent amortization	(1,060)	(151)	(49)
Deferred income taxes including tax restructuring benefit	(19,200)	(636,117)	(23,120)
Restricted stock and stock option amortization	3,073	—	—
Warrant liability gain (loss)	(101,584)	140,900	—
Loss on dispositions	—	—	939
Provisions for impairment	—	503,356	680,349
Real estate acquisition and development expenditures	(90,078)	(57,138)	(61,226)
Master Planned Community and condominium cost of sales	79,844	24,388	22,019
Reorganization items - finance costs related to emerged entities	—	1,311	2,158
Non-cash reorganization items	—	(2,724)	(11,835)
Net changes *:
Accounts and notes receivable	27,500	534	(2,487)
Prepaid expenses and other assets	2,036	18,686	24,867
Deferred expenses	404	(2,110)	(1,850)
Accounts payable and accrued expenses	19,502	112	1,941
Other, net	(2,892)	(82)	1,047

Cash provided by (used in) operating activities	86,508	(67,899)	(17,870)

Cash Flows from Investing Activities:
Cash acquired from The Woodlands acquisition, net of cash consideration	5,493	—	—
Real estate and property expenditures	(44,380)	(111,832)	(27,738)
Reimbursement for infrastructure improvements from municipality	5,560	—	—
Proceeds from dispositions	1,429	—	—
Proceeds from sales of investment properties	—	—	6,392
Investments in Real Estate Affiliates	—	3	(288)
Change in restricted cash	(7,782)	—	202

Cash used in investing activities	(39,680)	(111,829)	(21,432)

Cash Flows from Financing Activities:
Change in GGP investment, net	—	216,518	50,865
Proceeds from issuance of mortgages, notes and loans payable	304,911	—	—
Principal payments on mortgages, notes and loans payable	(407,027)	(22,109)	(10,465)
Finance costs related to emerged entities	—	(1,311)	(2,158)
Cash distributions paid to preferred stockholders of Victoria Ward, Ltd.	—	—	(12)
Deferred financing costs	(3,828)	—	—
Proceeds from issuance of common stock and warrants to Plan Sponsors	—	251,385	—
Proceeds from issuance of management warrants	2,000	17,000	—
Distributions to noncontrolling interests	—	(277)	(687)

Cash (used in) provided by financing activities	(103,944)	461,206	37,543

Net change in cash and cash equivalents	(57,116)	281,478	(1,759)
Cash and cash equivalents at beginning of year	284,682	3,204	4,963

Cash and cash equivalents at end of year	$227,566	$284,682	$3,204

THE HOWARD HUGHES CORPORATION

	Year ended December 31,
	2011 (Consolidated)	2010 (Combined)	2009 (Combined)
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$22,158	$21,225	$48,100
Interest capitalized	24,062	19,139	46,976
Reorganization items paid	—	60,007	2,384

Non-Cash Investing and Financing Transactions:
Reduction in investments in Real Estate Affiliates due to The Woodlands acquisition	(128,764)	—	—
MPC land contributed to Real Estate Affiliate	2,990	—	—
Special Improvement District bond transfers associated with land sales	4,430	1,254	—
Change in accrued liability expenditures included in accounts payable and accrued expenses	—	(89,514)	(15,222)
Change in Contingent Stock Agreement liability	—	(15,000)	178,130
Contribution of tax indemnity receivable plus interest from GGP	—	323,525	—
Settlement/conversion to equity of intercompany payables to GGP	—	37,328	—
Contribution to note receivable from GGP	—	31,386	—
Other non-cash GGP equity transactions	—	(46,528)	2,612
Recognition of note payable in conjunction with land held for development and sale	—	—	6,520
Acquisition note related to The Woodlands (See Note 3)	96,500	—
Debt assumed from The Woodlands’ acquisition (See Note 3)	296,695	—
Prepetition liabilities funded by GGP	3,241	—
Mortgage debt market rate adjustment related to emerged entities	—	2,749	11,723

(*)	As a result of The Woodlands acquisition and consolidation, changes in certain accounts cannot be derived from the balance sheet because these changes are non-cash related. (See Note 3)

The accompanying notes are an integral part of these consolidated and combined financial statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

General

The Howard Hughes Corporation’s (“HHC” or the “Company”) mission is to be the preeminent developer and operator of Master Planned Communities and mixed-use properties. We create timeless places and memorable experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We specialize in the development of master planned communities, and ownership, management, and the development or repositioning of real estate assets currently generating revenues, also called operating assets, as well as other strategic real estate opportunities in the form of entitled and unentitled land and other development rights, also called strategic developments. We are a Delaware corporation that was formed on July 1, 2010 to hold, after receipt via a tax-free distribution, certain assets of General Growth Properties, Inc. (“GGP”) and certain of its subsidiaries (collectively, the “Predecessors”) pursuant to their plans of reorganization (the “Plan”) under Chapter 11 of the United States Code (“Chapter 11”). Pursuant to the Plan, certain of the assets and liabilities of the Predecessors (the “HHC Businesses”) were transferred to us and our common stock was distributed to the holders of GGP’s common stock and common units (the “Separation”) on a pro-rata basis (approximately 32.5 million shares of our common stock) on GGP’s date of emergence from bankruptcy, November 9, 2010 (the “Effective Date”). Also as part of the Plan, approximately 5.25 million shares of our common stock and 8.0 million warrants were purchased by certain of the investors sponsoring the Plan for $250.0 million. Unless the context otherwise requires, references to “we,” “us” and “our” refer to HHC and its subsidiaries.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Combination and Basis of Presentation

The accompanying financial statements for the year ended December 31, 2011 and the balance sheet as of December 31, 2010 reflects the consolidation of the HHC Businesses with HHC, as of such date, with all intercompany balances and transactions between the HHC Businesses eliminated. The accompanying combined financial statements for the periods prior to the Separation have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) on a carve-out basis from the consolidated financial statements of GGP using the historical results of operations and basis of the assets and liabilities of the transferred businesses and including allocations from GGP. This presentation incorporates the same principles used when preparing consolidated financial statements, including elimination of intercompany transactions. The presentation also includes the accounts of the HHC Businesses in which we have a controlling interest. The noncontrolling equity holders’ share of the assets, liabilities and operations are reflected in noncontrolling interests within permanent equity. All intercompany balances and transactions between the HHC Businesses have been eliminated. Accordingly, the statements of income (loss) and comprehensive income (loss), equity and cash flows presented for the year ended December 31, 2010 reflect the aggregate of operations, changes in cash flows and equity on a carved-out basis for the period from January 1, 2010 through November 9, 2010 and on a consolidated basis for the period from November 10, 2010 through December 31, 2010.

We were formed for the purpose of receiving, via a tax-free distribution, certain assets and assuming certain liabilities of our predecessors pursuant to the Plan. We conducted no business and had no separate material assets or liabilities until the Separation was consummated. No previous historical financial statements for the HHC Businesses have been prepared and, accordingly, our combined financial statements for periods prior to November 9, 2010 are derived from the books and records of GGP and were carved-out from GGP at a carrying value reflective of the historical cost in GGP records. Our historical financial results reflect allocations for certain corporate expenses which include, but are not limited to, costs related to property management, human resources, security, payroll and benefits, legal, corporate communications, information services and restructuring and reorganizations. Costs of the services, which were approximately $8.4 million and $9.9 million for 2010 and

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2009, respectively that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly our percentage of GGP’s adjusted revenue and assets and the number of properties. We believe these allocations are reasonable; however, these results do not reflect what our expenses would have been had we been operating as a separate, stand-alone public company. In addition, the HHC Businesses were operated as subsidiaries of GGP, which operates as a real estate investment trust (“REIT”). We operate as a taxable corporation. The carved out combined financial information included in the 2010 and the 2009 financial statements are not indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone entity during the periods shown or of our future performance as an independent, stand-alone entity.

On July 1, 2011, we acquired our partner’s economic interest in TWCPC Holdings, L.P., (“The Woodlands Commercial”), The Woodlands Operating Company, L.P. (“The Woodlands Operating”) and The Woodlands Land Development Company, L.P. (“The Woodlands MPC”, and together with The Woodlands Commercial and The Woodlands Operating, “The Woodlands”), located near Houston, Texas. As a result of the acquisition, we now consolidate The Woodlands’ operations in our consolidated financial statements. Prior to such acquisition, we accounted for The Woodlands using the equity method.

In 2011, certain amounts in the December 31, 2010 consolidated balance sheet were reclassified to conform to the current period presentation. We reclassified our Municpial Utility Districts receivables of $28.1 million to a separate line item from prepaid expenses and other assets. We also reclassed the cost of in-place leases of $6.1 million from buildings and equipment as well as the related in-place lease accumulated amortization of $4.5 million from accumulated depreciation to prepaid expenses and other assets.

Management has evaluated all material events occurring subsequent to the date of the consolidated financial statements up to the date and time this Annual Report is filed.

Investment in Real Estate

Real estate assets are stated at cost less any provisions for impairments. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized. Real estate taxes and interest costs incurred during development and construction periods are also capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Acquisitions of Properties

We account for business combinations in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business combination. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition. On July 1, 2011, we completed the acquisition of The Woodlands (See Note 3).

Investments in Real Estate Affiliates

We account for investments in joint ventures where we own a non-controlling participating interest using the equity method and investments in joint ventures where we have virtually no influence on the joint venture’s operating and financial policies, on the cost method. Under the equity method, the cost of our investment is adjusted for our share of the equity in earnings (losses) of such Real Estate Affiliates from the date of acquisition and reduced by distributions received. Generally, the operating agreements with respect to our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages. We generally also share in the profit and losses, cash flows and other matters relating to our Real Estate Affiliates in accordance with our respective ownership percentages. Differences between the carrying amount of our investment in the Real Estate Affiliates and our share of the underlying equity of such Real Estate Affiliates are amortized over lives ranging from five to forty-five years. For cost method investments, we recognize earnings to the extent of distributions received from such investments.

Impairment

The generally accepted accounting principles related to accounting for the impairment or disposal of long-lived assets require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below market rate of return. We review our real estate assets (including those held by our Real Estate Affiliates) for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Impairment indicators for our assets, regions or projects within our Master Planned Communities segment are assessed separately and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future sales. Master Planned Community assets have extended life cycles that may last 20 to 40 years and have few long-term contractual cash flows. Further for sale portions of master planned community assets generally have minimal to no residual values because of their liquidating characteristics. Master planned community development periods often occur through several economic cycles. Subjective factors such as the expected timing of property development and sales, optimal development density and sales strategy impact the timing and amount of expected future cash flows and fair value.

Impairment indicators for our Operating Assets segment are assessed separately for each property and include, but are not limited to, significant decreases in net operating income, significant decreases in occupancy or low occupancy and significant net operating losses.

Impairment indicators for our Strategic Developments segment are assessed separately for each property and include, but are not limited to, significant decreases in comparable property sale prices.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

With respect to our investment in the Real Estate Affiliates, a series of operating losses of an asset or other factors may indicate that a decrease in value has occurred which is other-than-temporary. The investment in each of the Real Estate Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the decrease in value of our investment in a Real Estate Affiliate is deemed to be other-than-temporary, our investment in such Real Estate Affiliate is reduced to its estimated fair value. Accordingly, in addition to the property-specific impairment analysis that we perform on the investment properties, land held for development and sale and developments in progress owned by such joint ventures (as part of our investment property impairment process described above), we also considered the ownership and distribution preferences and limitations and rights to sell and repurchase our ownership interests.

Cash and Cash Equivalents

Highly-liquid investments with maturities at dates of purchase of three months or less are classified as cash equivalents.

Notes Receivable

Notes receivable includes amounts due from builders for previous sold lots, primarily at our Maryland master planned community and a note from GGP received at the Effective Date in connection with the Plan. This GGP note, also known as the Arizona II lease, has a balance of $25.2 million as of December 31, 2011. The GGP note carries an interest rate of 4.41%, and cash payments under the note are approximately $6.9 million per year through the end of 2015.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Deferred expenses in our consolidated balance sheets are shown at cost, net of accumulated amortization, of $5.7 million as of December 31, 2011 and $6.6 million as of December 31, 2010.

Sponsor and Management Warrants

On the Effective Date, we issued warrants to purchase 8.0 million shares of our common stock to certain of the sponsors of the Plan (the “Sponsors Warrants”) with an estimated initial value of approximately $69.5 million. The initial exercise price for the warrants of $50.00 per share is subject to adjustment for future stock dividends, splits or reverse splits of our common stock or certain other events. Approximately 6.1 million warrants are currently exercisable without restriction and approximately 1.9 million warrants are exercisable upon 90 days prior notice for the first 6.5 years after issuance and are subsequently exercisable without notice any time thereafter. The Sponsors Warrants expire on November 9, 2017.

In November 2010 and February 2011, we entered into certain warrant agreements (the “Management Warrants”) with David R. Weinreb, our Chief Executive Officer, Grant Herlitz, our President, and Andrew C. Richardson, our Chief Financial Officer, in each case prior to his appointment to such position. The Management Warrants representing 2,862,687 underlying shares were issued pursuant to such agreements at fair value in exchange for a combined total of approximately $19.0 million in cash from such executives at the commencement of their respective employment. Mr. Weinreb and Mr. Herlitz’s warrants have exercise prices of $42.23 per share and Mr. Richardson's warrant has an exercise price of $54.50 per share. Generally, the Management Warrants become exercisable in November 2016 and expire by February 2018.

The estimated $102.6 million fair value for the Sponsors Warrants and estimated $25.2 million fair value for the Management Warrants as of December 31, 2011, have been recorded as a liability because the holders of these warrants could require HHC to settle such warrants in cash upon a change of control. The fair values were estimated using an option pricing model and level 3 inputs due to the unavailability of comparable market data. Changes in the fair value of the Sponsors Warrants and the Management Warrants are recognized in earnings and, accordingly, warrant liability gains reflecting decreases in value of approximately $101.6 million were recognized for the year ended December 31, 2011.

Revenue Recognition and Related Matters

Rental Revenue

Operating property revenue consists of minimum rent, percentage rent in lieu of fixed minimum rent, overage rent and tenant recoveries.

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases and include base minimum rent and percentage rent in lieu of fixed minimum rent. Percentage rent in lieu of fixed minimum rent recognized from tenants for the years ended December 31, 2011, 2010 and 2009 was $3.9 million, $3.9 million and $3.0 million, respectively, and is included in minimum rents in our financial statements. Minimum rent revenues also include amortization related to above and below-market tenant leases on acquired properties.

Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $3.3 million as of December 31, 2011 and $2.0 million as of December 31, 2010, are included in Accounts receivable, net in our financial statements.

Overage rent is recognized on an accrual basis once tenant sales exceed contractual thresholds contained in the lease and is calculated by multiplying the tenant sales in excess of the minimum amount by a percentage defined

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

in the lease. Overage rent of approximately $3.0 million, $3.4 million, and $2.7 million for 2011, 2010 and 2009, respectively is included in other rental and property revenues.

Recoveries from tenants are stipulated in the leases and are generally computed based upon a formula related to real estate taxes, insurance and other real estate operating expenses and are generally recognized as revenues in the period the related costs are incurred.

We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based on our recovery experience. This analysis considers the long-term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. Our experience relative to unbilled deferred rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For that portion of the otherwise recognizable deferred rent that is not deemed to be probable of collection, an allowance for doubtful accounts has been provided. Accounts receivable in our consolidated and combined balance sheets are shown net of an allowance for doubtful accounts of $14.4 million as of December 31, 2011 and $16.3 million as of December 31, 2010. The following table summarizes the changes in allowance for doubtful accounts:

	2011	2010	2009
		(In thousands)
Balance as of January 1	$16,277	$16,812	$21,712

Provision*	—	1,782	2,539
Write-offs	(1,829)	(2,317)	(7,439)

Balance as of December 31	$14,448	$16,277	$16,812

*	Collection of significantly aged receivables previously reserved resulted in no provision in 2011.

Resort and Conference Center Revenue

Revenue for the resort and conference center is recognized as services are performed and primarily represents room rentals and food and beverage sales.

Land and Condominium Sales Revenue

Revenues from land sales are recognized using the full accrual method if various criteria provided by GAAP relating to the terms of the transactions and our subsequent involvement with the land sold are met. Revenues relating to transactions that do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods. Revenue related to builder participation rights is recognized when collected.

Cost of land sales is determined as a specified percentage of land sales revenues recognized for each community development project. These cost ratios are based on actual costs incurred and estimates of future development costs and sales revenues to completion of each project. The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans. Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. For certain parcels of land, however, the specific identification method is used to determine the cost of sales including acquired parcels that we do not intend to develop or for which development was complete at the date of acquisition. Expenditures in our MPC business to develop land for sale are classified as an

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

operating activity under real estate acquisition and development expenditures in our consolidated and combined statements of cash flows.

Nouvelle at Natick is a 215 unit residential condominium project, located in Natick, Massachusetts. Pursuant to the Plan, only the unsold units at Nouvelle at Natick on the Effective Date were distributed to us and no deferred revenue or sales proceeds from unit closings prior to the Effective Date were allocated to us. As of December 31, 2011, two units were unsold at Nouvelle at Natick. Income related to unit sales subsequent to the Effective Date is accounted for on a unit-by-unit full accrual method.

Income Taxes

Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, is included in the deferred tax provision. There are events or circumstances that could occur in the future that could limit the benefit of deferred tax assets. In addition, we recognize and report interest and penalties, if necessary, related to uncertain tax positions within our provision for income tax expense.

In many of our Master Planned Communities, gains with respect to sales of land for commercial use are reported for tax purposes on the percentage of completion method. Under the percentage of completion method, a gain is recognized for tax purposes as costs are incurred in satisfaction of contractual obligations. The method used for determining the percentage complete for income tax purposes is different than that used for financial statement purposes. In addition, gains with respect to sales of land for single family residences are reported for tax purposes under the completed contract method. Under the completed contract method, a gain is recognized for tax purposes when 95% of the costs of our contractual obligations are incurred or the contractual obligation is transferred.

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

In connection with the Separation on November 9, 2010, GGP distributed to its stockholders 32.5 million shares of our common stock and approximately 5.25 million shares were purchased by certain investors sponsoring the Plan. This share amount is used in the calculation of basic and diluted EPS for the year ended December 31, 2010 and 2009 as our common stock was not traded prior to November 9, 2010 and there were no dilutive securities in the prior periods.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Information related to our EPS calculations is summarized as follows:

	Years Ended December 31,
	2011	2010	2009
(In thousands, except per share amounts)
Basic EPS:
Numerator:
Income (loss) from continuing operations	$148,470	$(69,230)	$(702,877)
Net income attributable to noncontrolling interest	(1,290)	(201)	204

Income (loss) attributable to common stockholders	147,180	(69,431)	(702,673)
Discontinued operations - net of tax	—	—	(939)

Net income (loss) attributable to common stockholders	$147,180	$(69,431)	$(703,612)

Denominator:
Weighted average number of common shares outstanding - basic	37,908	37,726	37,716

Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$147,180	$(69,431)	$(703,612)
Less: warrant liability gain	101,584	—	—

Adjusted net income (loss) available to common stockholders	$45,596	$(69,431)	$(703,612)

Denominator:
Weighted average number of common shares outstanding - basic	37,908	37,726	37,716
Restricted stock and stock options	—	—	—
Warrants	1,074	—	—

Weighted average number of common shares outstanding - diluted	38,982	37,726	37,716

Basic Earnings (Loss) Per Share
Income (loss) from continuing operations attributable to common stockholders	$3.88	$(1.84)	$(18.64)
Discontinued operations attributable to common stockholders	—	—	(0.02)

Net income (loss) attributable to common stockholders	$3.88	$(1.84)	$(18.66)

Diluted Earnings (Loss) Per Share
Income (loss) from continuing operations attributable to common stockholders	$1.17	$(1.84)	$(18.64)
Discontinued operations attributable to common stockholders	—	—	(0.02)

Net income (loss) attributable to common stockholders	$1.17	$(1.84)	$(18.66)

Stock options of 715,137 and restricted stock of 42,553 as of December 31, 2011 and 10,683,726 sponsor and management warrants outstanding as of December 31, 2010 were not included in the computation of diluted EPS above because to do so would have been anti-dilutive.

Stock Plans

We apply the provisions ASC 718 (“Stock Compensation”) in our accounting and reporting for stock-based compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

options, to be recognized in the income statement based on their fair values. All unvested options outstanding under our option plans have grant prices equal to the market price of the Company’s stock on the dates of grant. Compensation cost for restricted stock is determined based on the fair market value of the our stock at the date of grant.

Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels required under ASC 820, “Fair Value Measurement,” our assets and liabilities that are measured at fair value on a recurring basis.

		December 31, 2011 Fair Value Measurements Using				December 31, 2010 Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)				(In thousands)

Assets:
Interest rate swap	$—	$—	$—	$—	$—	$—	$—	$—
Liabilities
Warrants	127,764	—	—	127,764	227,348	—	—	227,348
Interest rate swaps	4,367	—	4,367	—	—	—	—	—

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

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	December 31
	2011	2010
	(In thousands)
Beginning of year	$227,348	$—
Warrant liability loss (gain)	(101,584)	140,900
Purchases	2,000	86,448

End of year	$127,764	$227,348

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following tables summarize our assets and liabilities that were measured at fair value on a non-recurring basis as a result of the properties being impaired:

2011	Total Fair Value Measurement		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Loss Year Ended December 31, 2011
				(In thousands)

Investment in Real Estate Affiliates	$128,764	(a)	$—	$—	$128,764	(a)	$6,053	(b)

(a)	Represents the fair value of our previously held equity investment in The Woodlands as of the acquisition date. The fair value was derived from the fair value of the assets and liabilities acquired in The Woodlands acquisition, which is further discussed in Note 3. As of the acquisition date, The Woodlands financial condition and results of operations were consolidated.

(b)	Represents the loss on remeasurement of our previously held equity investment in The Woodlands.

2010	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Loss) Gain - Year Ended December 31, 2010
			(In thousands)

Master Planned Communities:
Maryland - Columbia (a)	$34,823	$—	$—	$34,823	$(56,798)
Maryland - Gateway (a)	1,649	—	—	1,649	(2,613)
Summerlin South (a)	203,325	—	—	203,325	(345,920)

Operating Assets:
Landmark Mall (b)	23,750	—	—	23,750	(24,434)
Riverwalk Marketplace (c)	10,179	—	—	10,179	(55,975)

Strategic Developments:
Century Plaza Mall (b)	4,500	—	—	4,500	(12,899)
Nouvelle at Natick (a)	13,413	—	—	13,413	(4,135)

Total investments in real estate	$291,639	$—	$—	$291,639	$(502,774)

Debt
Fair value of emerged entity mortgage debt (d)	$65,753	$—	$—	$65,753	$2,749

Total liabilities	$65,753	$—	$—	$65,753	$2,749

(a)	The fair value was calculated based on a discounted cash flow analysis using a property specific discount rate of 20.0%.
(b)	The fair value is based on estimated sales value.
(c)	The fair value was calculated based on a discounted cash flow analysis using a property specific discount rate and a residual capitalization rate of 8.5% for both computations.
(d)	The fair value of debt relates to properties that emerged from bankruptcy in 2010.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2009	Total Fair Value Measurement	Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Loss) Gain - Year Ended December 31, 2009
			(In thousands)
Master Planned Communities:
Maryland - Fairwood	$12,629	$—	$12,629	$—	$(52,767)

Operating Assets:
Landmark Mall (a)	49,501	—	—	49,501	(27,323)

Strategic Developments:
The Bridges at Mint Hill	14,100	—	14,100	—	(16,636)
Elk Grove Promenade	21,900	—	21,900	—	(175,280)
The Shops at Summerlin Center	46,300	—	46,300	—	(176,141)
Kendall Town Center (b)	13,931	—	—	13,931	(35,089)
AllenTowne	25,900	—	25,900	—	(29,063)
Cottonwood Mall (a)	21,500	—	—	21,500	(50,768)
Princeton Land East, LLC	8,802	—	8,802	—	(8,904)
Princeton Land LLC	11,948	—	11,948	—	(13,356)
Village at Redlands	7,545	—	—	7,545	(5,537)
Redlands Promenade	6,727	—	—	6,727	(6,667)
Nouvelle at Natick (b)	64,661	—	—	64,661	(55,923)

Total investments in real estate	$305,444	$—	$141,579	$163,865	$(653,454)

Debt
Fair value of emerged entity mortgage debt (c)	$134,089	$—	$—	$134,089	$11,723

Total liabilities	$134,089	$—	$—	$134,089	$11,723

(a)	The fair value was calculated based on a discounted cash flow analysis using a property specific discount rate ranging from 9.25% to 12.00% and residual capitalization rates ranging from 8.50% to 11.50%.
(b)	The fair value is based on estimated sales value.
(c)	The fair value of debt relates to two properties that emerged from bankruptcy in 2009.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring or non recurring basis are as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Fixed-rate debt	$83,164	$85,047	$191,037	$202,897
Variable-rate debt (a)	468,100	468,100	65,518	65,629
SID bonds (b)	55,213	55,213	62,105	62,105

Total	$606,477	$608,360	$318,660	$330,631

(a)	As more fully described in Note 7, $172.0 million of variable-rate debt entered into during 2011 has been swapped to a fixed rate for the term of the related debt.
(b)	Due to the uncertain repayment terms of special improvement district “SID” bonds, the carrying value approximates fair value.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The fair value of debt in the table above was estimated based on quoted market prices for publicly traded debt, recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, the current London Interbank Offered Rate (“LIBOR”), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds, U.S. Treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized available market information or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any of such debt could be realized by immediate settlement of the obligation.

The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value because of the short-term maturity of these instruments. The carrying amounts of notes and Municipal Utility Districts receivables are carried at net realizable value which approximates fair value because of their short-term nature.

Municipal Utility Districts (“MUD”)

In Houston, Texas, certain development costs are reimbursable through the creation of MUDs (and Water Control and Improvement Districts), which are separate political subdivisions authorized by Article 16, Section 59 of the Texas Constitution and governed by the Texas Commission on Environmental Quality (“TCEQ”). MUDs are formed to provide municipal water, waste water, drainage services, recreational facilities and roads to those areas where they are currently unavailable through the regular city services. Typically, the developer advances funds for the creation of the facilities, which must be designed, bid and constructed in accordance with the City of Houston and TCEQ requirements. The developer initiates the MUD process by filing the applications for the formation of the MUD, and once the applications have been approved, a board of directors is elected for the MUD and given the authority to issue ad valorem tax bonds and the authority to tax residents. The MUD Board authorizes and approves all MUD development contracts and pay estimates. MUD bond sale proceeds are used to reimburse the developer for its construction costs, including interest, and MUD taxes are used to pay the debt service on the bonds and the operating expenses of the MUD. We estimate the costs we believe will be eligible for reimbursement (MUD receivable), and we have not incurred any debt relating to the MUDs.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Reorganization Items

Reorganization items are expense or income items that were incurred or realized by certain of our subsidiaries as a result of the Chapter 11 Cases and are presented separately in the Consolidated and Combined Statements of Income (Loss) and Comprehensive Income (Loss). These items include professional fees and similar types of expenses and gains and interest earned on cash accumulated by certain of our subsidiaries, all as a result of the Chapter 11 Cases. Reorganization items specific to the HHC Businesses were allocated to us and reflected in our combined financial statements and in the table presented below.

The key employee incentive program (the “KEIP”) was intended to retain certain key employees of GGP during the pendency of the Chapter 11 Cases and provided for payment (in two installments) to these GGP employees upon successful emergence from bankruptcy. The first KEIP payment was made by GGP on November 12, 2010. As certain of these employees became our employees on the Effective Date, a portion of the KEIP was deemed to relate to us and therefore, we recognized our KEIP expense in the period from the date the KEIP was approved by the Bankruptcy Court (October 2009) to the Effective Date, in reorganization items on the Combined Statements of Income (Loss) and Comprehensive Income (Loss) in the amount of $13.5 million for the year ended December 31, 2010.

Reorganization items are as follows:

	December 31,
Reorganization Items	2010	2009
	(In thousands)

Gains on liabilities subject to compromise - vendors (a)	$(791)	$(99)
Gains on liabilities subject to compromise, net - mortgage debt (b)	(2,749)	(11,723)
Interest income (c)	(16)	(4)
U.S. Trustee fees	571	226
Restructuring costs (d)	60,267	18,274

Total reorganization items	$57,282	$6,674

(a)	This amount includes gains from repudiation, rejection or termination of contracts or guarantee of obligations. Such gains reflect agreements reached with certain critical vendors, which were authorized by the Bankruptcy Court and for which payments on an installment basis began in July 2009.
(b)	Such net gains include the Fair Value adjustments of mortgage debt relating to entities that emerged from bankruptcy.
(c)	Interest income primarily reflects amounts earned on cash accumulated as a result of our Chapter 11 Cases.
(d)	Restructuring costs primarily include professional fees incurred related to the bankruptcy filings, our allocated share of the KEIP payment, finance costs incurred by debtors upon emergence from bankruptcy and any associated write-off of unamortized deferred finance costs.

Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued a new standard which changes the requirements for presenting comprehensive income in the financial statements. The new standard eliminates the option to present other comprehensive income (“OCI”) in the statement of stockholders’ equity and instead requires net income, components of OCI, and total comprehensive income to be presented in one continuous

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

statement or two separate but consecutive statements. HHC had elected to present OCI in one continuous statement in its previous filings and accordingly, the effective date of this standard will not have an effect on our results of operations, financial position, or cash flows in our consolidated financial statements.

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

NOTE 3	ACQUISITION

On July 1, 2011, we acquired for $117.5 million our partner’s 47.5% economic interest (represented by a 57.5% legal interest) in The Woodlands. We made the acquisition so that we can control attractive residential and commercial assets and to internalize The Woodlands platform to benefit our MPC business. As a result of the acquisition, we now consolidate The Woodlands operations and our consolidated financial statements are therefore not comparable to prior periods. Please refer to Note 16 Segments, for a presentation of the results as if we owned 100% of The Woodlands, for all periods presented.

On the acquisition date, The Woodlands had approximately 1,324 acres of unsold residential land, representing approximately 4,395 lots, and approximately 962 acres of unsold land for commercial use. The Woodlands also had full or partial ownership interests in commercial properties totaling approximately 434,328 square feet of office space, 203,282 square feet of retail and service space, 865 rental apartment units, and also owns and operates a 440-room resort and conference center facility and a 36-hole golf and country club. We paid $20.0 million in cash at closing and the remaining $97.5 million of the purchase price was represented by a non-interest bearing promissory note which we repaid from available cash on hand on December 1, 2011. There was no contingent consideration related to this acquisition.

The assets and liabilities of The Woodlands were consolidated into our financial statements at fair value as of the acquisition date according to the following methodologies:

•	The fair value of the Master Planned Community assets which consists of residential and commercial land held for development and sale was determined using a discounted cash flow analysis;

•

The fair value of the commercial properties acquired, consisting of land and buildings, was determined by valuing the property as if it were vacant, and the “as-if-vacant” value was then allocated between land and buildings. The ”as-if-vacant” values were derived from several sources which primarily included a discounted cash flow analysis using discount and capitalization rates based on recent comparable market transactions, where available. The buildings are depreciated over the estimated useful life of 40 years using the straight-line method;

•

The value of above-market and below-market in-place leases for The Woodlands operating assets was based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates, measured over the remaining non-cancelable lease term. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to minimum rents over the lease term;

•

The estimated fair value for in-place leases included an estimate of carrying costs during the expected lease-up periods. In estimating the carrying costs that would have otherwise been incurred had the

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

leases not been in place, we included such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions;

•

The fair value for working capital items such as cash, Municipal Utility District receivables, prepaid expenses, accounts payable and accrued expenses was determined based on the carrying value due to the short term nature of these items; and

•	The debt assumed was primarily variable rate debt and fixed rate debt with short term maturities; therefore, the fair value was assumed to be the carrying value.

On the acquisition date, we consolidated $587.6 million of assets and $338.6 million of liabilities relating to The Woodlands. Consolidation of The Woodlands net assets resulted in a $3.9 million after-tax loss on the remeasurement of the carrying value of our existing 52.5% economic interest which had a $134.8 million net book value at June 30, 2011. The loss is recorded in the Investment in real estate affiliate basis adjustment line on our consolidated and combined statements of Income (Loss) and Comprehensive Income (Loss). For periods prior to July 1, 2011, our investment in The Woodlands was accounted for using the equity method. This business combination did not represent a significant acquisition of assets under the SEC rules.

The following table summarizes amounts recorded for the assets acquired and liabilities assumed at the acquisition date:

(In thousands)
Master Planned Community Assets	$264,889
Land	44,597
Buildings and Equipment	116,061
Investments in Real Estate Affiliates	42,932
Cash	25,492
Accounts receivable	7,548
Notes receivable	3,189
Municipal Utility District receivables	61,700
Other assets	21,150

Total assets	587,558

Mortgages, notes and loans payable	(296,695)
Accounts payable and accrued expenses	(41,900)
Noncontrolling interests	(3,700)

Total liabilities and noncontrolling interests	(342,295)

Total identifiable net assets	$245,263

Included in the consolidated statements of income (loss) and comprehensive income (loss) since the acquisition date are revenues of $84.6 million and net income of $0.5 million for the six months ended December 31, 2011. The net income includes the impact of purchase accounting adjustments, including a $6.1 million increase in cost of sales to reflect the step-up in basis of finished lot inventory sold during the six months ended December 31, 2011.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Pro Forma Information

The following pro forma information for the years ended December 31, 2011 and 2010 was prepared as if The Woodlands acquisition had occurred as of the beginning of such period:

	Year Ended December 31,
	2011	2010
	(In thousands)
Total Revenues	$357,472	$294,310
Net income (loss)	157,520	(52,081)

Pro forma adjustments were made for: (1) purchase accounting, including; (a) depreciation for the step-up in basis for property, plant and equipment; (b) amortization of in-place and above/below market leases; (c) Land Cost of sales increase for step-up in land basis for finished lots acquired and sold; and (d) elimination of amortization of deferred financing costs, prepaid commissions and deferred profits and; (2) adjustments for interest expense which is capitalizable in accordance with our interest capitalization policy. We applied a 36% effective tax to The Woodlands results in order to compute pro forma net income (loss).

The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition occurred as of the beginning of the period presented, nor is it necessarily indicative of future results.

NOTE 4	IMPAIRMENT

General

Although there were no impairment charges for the year ended December 31, 2011, Park West continues to suffer from a weak market and its occupancy was 64.9% at December 31, 2011. We are focused on attracting tenants who can drive increased traffic during the day and evening, such as entertainment concepts. If we are unsuccessful at increasing occupancy and traffic, many of our existing tenants may be unable to continue to occupy their leased spaces because their sales volume will likely be inadequate to support their operating costs, which would reduce our expected cash flows and result in a significant impairment. Impairment charges totaled $503.4 million and $680.3 million for the years ended December 31, 2010 and 2009, as presented in the table below. These impairment provisions resulted from an evaluation of impairment indicators for our properties, including considerations of revised strategies and operating philosophies and, with properties with such indicators, the undiscounted cash flows of the projects as compared to their carrying values. At December 31, 2010, although an additional four regions or projects within our master planned communities segment and four additional operating properties had carrying values in excess of estimated fair values based on current occupancy levels, cash flow and use of the property, no additional provisions for impairment were considered necessary for such projects and properties. These impairment charges are included in provisions for impairment in our consolidated and combined statement of income (loss) and comprehensive income (loss) for the years ended December 31, 2010 and 2009.

Circle T also recorded impairment charges of $38.1 million for the year ended December 31, 2009 relating to the assets of our non-consolidated Real Estate Affiliates, of which our share was $19.0 million, and which was included in our Equity in income (loss) from Real Estate Affiliates. In addition to the impairment charges recorded by the Circle T venture, we recorded impairment charges related to our investment in Circle T of $10.6 million for the year ended December 31, 2009 to write these investments down to their estimated fair value, with such provisions reflected in our Equity in earnings (loss) from Real Estate Affiliates. No provisions for impairment were recorded for the years ended December 31, 2011 and 2010 related to our investments in Real Estate Affiliates.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Summary of all impairment provisions:

			Year Ended December 31,
Impaired Asset	Location	Method of Determining Fair Value	2010	2009
			(In thousands)
Master Planned Communities:
Maryland- Gateway	Howard County, MD	Projected sales price analysis (a) (c)	$2,613	$—
Maryland- Columbia	Columbia, MD	Projected sales price analysis (a) (c)	56,798	—
Maryland- Fairwood	Columbia, MD	Projected sales price analysis (a) (c)	—	52,767
Summerlin-South	Las Vegas, NV	Projected sales price analysis (a) (c)	345,920	—

			405,331	52,767

Operating Assets:
Landmark	Alexandria, VA	Discounted cash flow analysis (a) (c)	24,434	27,323
Riverwalk Marketplace	New Orleans, LA	Discounted cash flow analysis (c)	55,975	—
Various pre-development costs		(b)	514	23,641

			80,923	50,964

Strategic Developments:
Allen	Allen, TX	Projected sales price analysis (a) (c)	—	29,063
Cottonwood Mall	Holladay, UT	Comparable property market analysis	—	50,768
Kendall	Miami, FL	Projected sales price analysis (c)	—	35,089
West Windsor	Princeton, NJ	Projected sales price analysis (c)	—	22,260
Bridges at Mint Hill	Charlotte, NC	Projected sales price analysis (b)	—	16,636
Elk Grove Promenade	Elk Grove, CA	Projected sales price analysis (c)	—	175,280
The Shops at Summerlin Centre	Las Vegas, NV	Projected sales price analysis (c)	—	176,141
Century Plaza Mall	Birmingham, AL	Projected sales price analysis (a) (d)	12,899	—
Redlands Promenade	Redlands, CA	Projected sales price analysis (a) (c)	—	6,667
Village at Redlands	Redlands, CA	Projected sales price analysis (a) (b)	—	5,537
Nouvelle at Natick	Natick, MA	Discounted cash flow analysis (c)	4,135	55,923
Various pre-development costs		(b)	68	3,254

			17,102	576,618

Total provisions for impairment			$503,356	$680,349

Real Estate Affiliates (REA):
The Shops at Circle T Ranch	Dallas, TX	Projected sales price analysis (d)	$—	$17,062
Circle T Power Center	Dallas, TX	Projected sales price analysis (d)	—	21,020

Total provisions for impairment on property held by REA			$—	$38,082

The Shops at Circle T Ranch	Dallas, TX		$—	$8,531
Circle T Power Center	Dallas, TX		—	10,510

Total provisions for impairment on property held by REA at share			$—	$19,041

Impairment of Circle T investment (e)			$—	$10,600

(a)	Projected sales price analysis incorporates available market information and other management assumptions.
(b)	Related to the write down of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(c)	These impairments were primarily driven by the carrying value of the assets, including costs expected to be incurred, not being recoverable by the projected sales price of such assets.
(d)	These impairments were primarily driven by management’s changes in current plans with respect to the property and measured based on the value of the underlying land, which is based on comparable property market analysis or a projected sales price analysis that incorporates available market information and other management assumptions as these properties are either no longer operational or operating with no or nominal income.
(e)	Reflected in our equity in earnings (loss) of Real Estate Affiliates.

NOTE 5	INTANGIBLES

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization) / Accretion	Net Carrying Amount
	(In thousands)
As of December 31, 2011
Tenant leases:
In-place value	$23,586	$(11,721)	$11,865
Above-market	2,952	(1,938)	1,014
Below-market	(347)	28	(319)
Ground leases:
Above-market	(3,545)	797	(2,748)
Below-market	23,096	(2,416)	20,680

As of December 31, 2010
Tenant leases:
In-place value	$11,824	$(10,221)	$1,603
Above-market	1,820	(1,701)	119
Below-market	(77)	77	—
Ground leases:
Above-market	(3,545)	638	(2,907)
Below-market	23,096	(2,078)	21,018

The increase in tenant lease assets as of December 31, 2011 compared to December 31, 2010 relates to The Woodlands acquisition and consolidation. We acquired commercial properties with leases in place and a portion of the fair market values of the properties was assigned to the leases.

The balances of the in-place value of tenant leases are included in Prepaid expenses and other assets in our Consolidated Balance Sheets. Acquired in-place at-market tenant leases are amortized over periods that approximate the related lease terms. The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses as detailed in Note 13. Above and below-market lease values are amortized over the remaining non-cancelable terms of the respective leases.

Amortization/accretion of these intangible assets and liabilities decreased our income by $2.0 million in 2011, $0.8 million in 2010 and $0.3 million in 2009.

Future amortization is estimated to decrease income by $2.2 million in 2012, $2.1 million in 2013, $1.8 million in 2014, $1.5 million in 2015, $1.1 million in 2015 and $21.0 million thereafter.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 6	REAL ESTATE AFFILIATES

In the ordinary course of business, we enter into partnerships or joint ventures primarily for the development and operations of real estate assets. These partnerships or joint ventures are typically characterized by a non-controlling ownership interest with decision making and distribution of expected gains and losses being proportionate to the ownership interest. We account for these partnerships and joint ventures in accordance with ASC 810.

In accordance with ASC 810, as amended, we assess our joint ventures at inception to determine if any meet the qualifications of a variable interest entity (“VIE”). We consider a partnership or joint venture a VIE if: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity); or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, we reassess our initial determination of whether the partnership or joint venture is a VIE. We also perform a qualitative assessment of each VIE to determine if we are the primary beneficiary, as required by ASC 810, as amended.

We account for investments in joint ventures deemed to be variable interest entities for which we are not considered to be the primary beneficiary using the equity method, and investments in joint ventures where we have virtually no influence on the joint venture’s operating and financial policies, on the cost method. Generally, the operating agreements with respect to our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages.

The aggregate carrying value of the unconsolidated VIEs was $3.2 million as of December 31, 2011 and was classified as investments in real estate affiliates in the Consolidated Balance Sheet. We did not participate in any VIEs in 2010. Because these joint ventures are in the pre-development stage there were no earnings for the year ended December 31, 2011. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment, as we have not provided any guarantees on behalf of these VIEs.

Below is a discussion of our VIEs and the related accounting considerations.

Columbia Parcel D Joint Venture

On October 27, 2011, we entered into a joint venture with a local developer to construct a Class A apartment building with ground floor retail space in downtown Columbia, MD. As we and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions, we account for our investment in this venture using the equity method.

Ala Moana Condominium Development Joint Venture

On October 11, 2011, we entered into a joint venture with two local developers and formed HHMK Development, LLC to explore the development of a luxury condominium tower at the Ala Moana Center, Honolulu, HI. As we and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions, we account for our investment in the venture using the equity method.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Bridges at Mint Hill Joint Venture

On September 8, 2011, we entered into a joint venture with the owner of land adjacent to our property to jointly develop a shopping center near Charlotte, NC. Our initial ownership in the venture is 79.0%, and our ownership percentage could increase to 90.5% if we are required to make a $4.5 million cash contribution related to the mortgage secured by our partner. Our partner has consent rights on all major decisions regarding the venture so long as its interest is at least 21.0%.

Other

Our interest in Westlake Retail Associates, Ltd (“Circle T Ranch”) and 170 Retail Associates (“Circle T Power Center”), and together with Circle T Ranch, (“Circle T”), located in Dallas/Fort Worth, Texas is held through joint venture entities in which we own non-controlling interest and are unconsolidated and accounted for on the equity method. Waterway Ave Partners, L.L.C. (“Millennium Waterway Apartments”), FV-93 Limited and Timbermill-94 Limited (“Forest View and Timbermill Apartments”), Woodlands Sarofim #1 Ltd. (“Woodlands Sarofim”) industrial buildings and Stewart Title of Montgomery County, Inc. (“Stewart Title”), all located in The Woodlands and collectively referred to as “The Woodlands Equity Investments”, are reflected in our financial statements as Real Estate Affiliates and are accounted for on the equity method.

As of July 1, 2011, The Woodlands is consolidated and no longer a Real Estate Affiliate and The Woodlands equity method investments are considered Real Estate Affiliates (refer to Note 1).

	Economic Ownership		Carrying Value		Share of Earnings
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010	2009
	(in percentages)		(in thousands)

The Woodlands		52.5%	$—	$131,090	$3,731	$9,417	$149
Circle T	50.00%	50.0%	9,004	9,004	(1)	(4)	(29,645)
Millennium Waterway Apartments	83.55%		21,998	—	682	—	—
Woodlands Sarofim #1	20.00%		2,456	—	64	—	—
Stewart Title (title company)	50.00%		3,643	—	204	—	—
Forest View/ Timbermill Apartments	50.00%		11,709	—	5	—	—
Bridges at Mint Hill, LLC	79.00%		180	—	—	—	—
Parcel D Development, LLC	50.00%		2,990	—	—	—	—
HHMK Development, LLC	50.00%		—	—	—	—	—

			51,980	140,094	4,685	9,413	(29,496)

Cost basis investments (a)			12,978	9,449	3,893	—	1,287

Investment in Real Estate Affiliates			$64,958	$149,543	$8,578	$9,413	$(28,209)

(a)	Share of Earnings represents dividends received from Summerlin Hospital Medical Center.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 7	MORTGAGES, NOTES AND LOANS PAYABLE

The following table presents our mortgages, notes, and loans payable by property:

Property	Maturity	Interest Rate	Maximum Facility Amount	Carrying Value
				December 31, 2011	2010

				(In thousands)
110 N. Wacker (a)	October 2019	5.21%		$29,000	$28,276

Bridgeland
Note #1	May 2026	6.50%		15,138	15,757
Note #2	December 2017	6.50%		3,180	3,600
Note #3	June 2033	6.50%		2,053	2,086
Note #4	December 2021	6.50%		233	311
Bridgeland Acquisition				—	6,870

Bridgeland Total				20,604	28,624
Special Improvement District
Summerlin South - S108	December 2016	5.95%		1,302	1,519
Summerlin South - S124	December 2019	5.95%		378	414
Summerlin South - S128	December 2020	7.30%		862	934
Summerlin South - S128C	December 2030	6.05%		5,956	6,164
Summerlin South - S132	December 2020	7.88%		5,378	5,366
Summerlin South - S151	June 2025	6.00%		12,293	15,699
Summerlin West - S808	April 2021	7.75%		682	1,580
Summerlin West - S809	April 2023	6.65%		1,000	2,253
Summerlin West - S810	April 2031	7.13%		22,770	23,316
The Shops at Summerlin Centre - S128	December 2030	6.05%		3,829	4,066
The Shops at Summerlin Centre - S108	December 2016	5.95%		713	793
SID Payable to Nevada Cancer Institute	December 2019	5.95%		50	59

Total Special Improvement District bonds				55,213	62,163

The Woodlands (b)
Master credit facility (c)	March 2015	5.00%	$270,000	183,000	—
Resort and Conference Center (d)	October 2012	5.50%		36,100	—
2201 Lake Woodlands Drive	November 2016	5.25%		4,803	—
Weiner Tract	January 2013	6.25%		1,479	—
Land in Montgomery Co.	December 2012	6.00%		649	—
Land in Harris Co.	January 2013	6.00%		381	—
Capital lease obligation	-	—		147	—
CVS	upon sale	3.25%		101	—
4 Waterway	December 2023	4.88%		41,000	—
9303 New Trails	December 2023	4.88%		14,000	—

The Woodlands Total				281,660	—

Ward Centers
Victoria Ward				—	394
Ward Gateway Center				—	80,284
Ward Warehouse				—	65,518
Ward Entertainment Center				—	29,370
VWL-Ward Centers				—	24,031
Victoria Ward (e)	September 2016	3.45%	$250,000	220,000	—

Ward Centers Total				220,000	199,597

				$606,477	$318,660

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(a)	Loan has a stated interest rate of one-month LIBOR + 2.25%. The $29.0 million outstanding principal balance is swapped to a 5.21% fixed rate through maturity.
(b)	The Woodlands was a non-consolidated equity investment as of December 31, 2010. Refer to Note 3- Acquisition.
(c)	Loan bears interest at one-month LIBOR + 4.00% and has a 1.00% LIBOR floor.
(d)	Loan bears interest at one-month LIBOR + 4.00% and has a 1.00% LIBOR floor. The rate increased by 0.5% on September 23, 2011 and increases by 0.5% every six months thereafter until maturity.
(e)	Loan has a stated interest rate of one-month LIBOR + 2.50%. $143.0 million of the outstanding principal balance is swapped to a 3.81% fixed rate through maturity.

The weighted average interest rate on our mortgages, notes and loans payable, inclusive of interest rate hedges but excluding the acquisition note and capital lease obligation, was 4.65% and 5.14% as of December 31, 2011 and December 31, 2010, respectively. The weighted average interest rate on our mortgages, notes and loans payable excluding interest rate hedges was 4.68% and 5.14% as of December 31, 2011 and 2010, respectively.

Mortgages, notes and loans payable are summarized as follows:

	December 31,
	2011	2010
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$83,164	$191,037
Special Improvement District bonds	55,213	62,105
Variable-rate debt:
Collateralized mortgages, notes and loans payable	468,100	65,518

Total mortgages, notes and loans payable	$606,477	$318,660

The following table summarizes the contractual obligations relating to our long-term debt as of December 31, 2011:

Long-term debt principal payments
(In thousands)

2012	$52,166
2013	31,896
2014	35,553
2015	126,670
2016	232,639
Subsequent/Other	127,553

Total	$606,477

Collateralized Mortgages, Notes and Loans Payable

As of December 31, 2011, we had $606.5 million of collateralized mortgages, notes and loans payable. Approximately $281.7 million of the debt included in the table above is related to The Woodlands, which was consolidated on July 1, 2011. All of the debt is non-recourse and is secured by the individual properties as listed in the table above, except for The Woodlands Master Credit Facility and Resort and Conference Center Loan which is recourse to the partnerships that directly own The Woodlands operations, and a $7.0 million corporate recourse guarantee associated with the 110 N. Wacker mortgage, which is more fully discussed below. The

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Bridgeland MPC loan is secured by approximately 7,182 acres of land within the Bridgeland MPC and a security interest in its Municipal Utility District receivables. In addition, certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Such provisions are not expected to impact our operations in 2012. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

The Woodlands Master Credit Facility is a $270.0 million facility consisting of a $170.0 million term loan and a $100.0 million revolving credit line (together, the “TWL Facility”). As of December 31, 2011, the TWL Facility had an outstanding balance of $183.0 million. The TWL Facility bears interest at one-month LIBOR plus 4.0% with a 1.0% LIBOR floor, has a March 29, 2014 initial maturity date and a one-year extension at borrower’s option. The TWL Facility also contains certain restrictions or covenants that, among other things, require the maintenance of specified financial ratios, restrict the incurrence of additional indebtedness at The Woodlands, and limit distributions from The Woodlands to us. Until The Woodlands leverage, as defined by the credit agreement, is less than a 40.0% loan to value ratio, we must amortize the debt on a dollar for dollar basis for any distributions that we make from The Woodlands. As of December 31, 2011, leverage was approximately 45.5%. There was $34.2 million of undrawn and available borrowing capacity under the TWL Facility based on the collateral underlying the facility and covenants as of December 31, 2011. The TWL Facility also requires mandatory principal amortization payments during its initial term and during the extension period, if exercised. Repayments of $10.0 million, $25.0 million and $30.0 million are required on March 29 of 2012, 2013 and, if extended, 2014, respectively. Furthermore, $10.0 million is due on each of June 29, September 29 and December 29, 2014 during the extension period.

The Woodlands Resort and Conference Center loan has a $36.1 million outstanding balance as of December 31, 2011, matures on October 30, 2012 and may be extended for one year at our option. The loan bears interest at one-month LIBOR plus 4.5% as of December 31, 2011 and has a 1.0% LIBOR floor. The interest rate increased by 0.5% on September 23, 2011 and increases by 0.5% every six months thereafter until maturity. The loan is secured by a 440 rooms and 40 acre conference center and resort located within The Woodlands, and requires the maintenance of specified financial ratios.

On December 5, 2011, we secured a $55.0 million loan for 4 Waterway Square and 9303 New Trails. Proceeds from the loan were partially used to refinance a $13.1 million mortgage secured by 9303 New Trails. The excess proceeds were used to partially repay the credit facility and to increase unrestricted cash. The loan matures in December 2023 and has a fixed interest rate of 4.88%.

On September 30, 2011, we closed on a $250.0 million non-recourse first mortgage financing secured by the Ward Centers in Honolulu, Hawaii, that bears interest at LIBOR plus 2.50%. The loan matures on September 29, 2016, and $143.0 million of the principal balance was swapped to a 3.81% fixed rate for the term of the loan. The initial loan proceeds of $212.5 million were used to repay approximately $208.7 million of mortgage debt and to fund closing costs. The loan may be drawn to a maximum $250.0 million to fund capital expenditures at the property, provided that the outstanding principal balance cannot exceed 65% of the property’s appraised value and the borrowers are required to have a minimum 10.0% debt yield in order to draw additional loan proceeds under the facility. The loan also permits partial repayment during its term in connection with property releases for development. The repayment of three mortgages previously secured by Ward Centers resulted in an $11.3 million pre-tax loss on early repayment of debt. The mortgages had been recorded at discounts to their outstanding principal balances because they were recorded at their fair values as part of the reorganization transactions in 2010. The loan had a $220.0 million outstanding balance as of December 31, 2011.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On May 10, 2011, we closed a $29.0 million first mortgage financing secured by our office building located at 110 N. Wacker Drive in Chicago, Illinois and bearing interest at LIBOR plus 2.25%. At closing, the interest rate on the loan was swapped to a 5.21% fixed rate for the term of the loan. The loan matures on October 31, 2019 and its term is coterminous with the expiration of the first term of the existing tenant's lease (Note 11). The loan has an interest-only period through April 2015 and, thereafter, amortizes ratably to $12.0 million through maturity. The proceeds from the financing were used to repay the existing $28.2 million mortgage and to pay closing costs and other expenses. We provided a $7.0 million repayment guarantee for the loan, which is reduced on a dollar for dollar basis during the amortization period.

As of December 31, 2011, $1.1 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable of which $7.0 million is recourse.

As of December 31, 2011, we were in compliance with all of the financial covenants related to our debt agreements.

Special Improvement Districts Bonds

The Summerlin master planned community uses Special Improvement District bonds to finance certain common infrastructure. These bonds are issued by the municipalities and, although unrated, are secured by the assessments on the land. They are tax exempt for federal income tax purposes. The majority of proceeds from each bond issued is held in a construction escrow and dispersed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement and, accordingly, the Special Improvement District bonds have been classified as a receivable. The Summerlin master planned community pays the debt service on the bonds semi-annually, but receives reimbursement of all principal paid from most of the purchasers of its land; generally, resulting in no gain or loss relating to the Special Improvement District bonds. In addition, as Summerlin sells land, the purchasers assume a proportionate share of the bond obligation.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $41.6 million as of December 31, 2011 and $38.7 million as of December 31, 2010. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

NOTE 8	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are primarily exposed to interest rate risks related to our variable interest debt, and we seek to manage this risk by utilizing interest rate swap and cap instruments to minimize this exposure.

Our objectives in using interest rate derivatives are to add stability to interest costs by reducing our exposure to interest rate movements. To accomplish this objective and predictability, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

in the period that the hedged forecasted transaction affects earnings. During 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2011, the amount of ineffectiveness was immaterial. We did not utilize any derivative instruments for hedging purposes in 2010.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that an additional $1.8 million will be reclassified as an increase to interest expense.

As of December 31, 2011, we had gross notional amounts of $172.0 million of interest rate swaps and a $100.0 million interest rate cap that were designated as cash flow hedges of interest risk. The fair value of the interest rate cap derivative was immaterial.

The table below presents the fair value of our derivative financial instruments as well as the classification on the Balance Sheet as of December 31, 2011 and 2010:

		As of December 31,
		2011	2010
	Balance Sheet Location	Fair Value	Fair Value
		(In thousands)
Interest Rate Swaps	Accounts payable and accrued expenses	$(4,367)	$—

Total derivatives designated as hedging instruments		$(4,367)	$—

The table below present the effect of our derivative financial instruments on the Statement of Income (Loss) for the years ended December 31, 2011 and 2010:

	Year Ended December 31,		Location of Loss Reclassified from Accumulated OCI into Earnings	Year Ended December 31,
	2011	2010		2011	2010
Cash Flow Hedges	Amount of (Loss) Recognized in OCI	Amount of Gain (Loss) Recognized in OCI		Amount of (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings
	(In thousands)			(In thousands)

Interest Rate Swaps	$(4,047)	$—	Interest Expense	$(696)	$—

	$(4,047)	$—		$(696)	$—

NOTE 9	INCOME TAXES

We are taxed as a C corporation after November 9, 2010. One of our consolidated entities, Victoria Ward, Limited (“Ward”, substantially all of which is owned by us) elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year beginning January 1, 2002. To qualify as a REIT, Ward must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of its ordinary taxable income and to distribute to stockholders or pay tax on 100% of capital gains and to meet certain asset and income tests. Ward has satisfied such REIT distribution requirements for 2011 and 2010, and presently we intend to continue to operate Ward as a REIT. As a REIT, Ward is ordinarily not subject to income taxes; however, Ward is required to make annual distributions to its shareholders, and the shareholders are taxed on these distributions.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of December 31, 2011, the bases of Ward included in our Consolidated Financial Statements exceeds the tax bases in Ward by $173.3 million.

GGP received a private letter ruling from the Internal Revenue Service (the “IRS”) with respect to the tax effect of the transfer of assets from our predecessors to HHC and to the effect that the distribution of HHC stock to GGP’s shareholders in the separation would qualify as tax-free to GGP and its subsidiaries for U.S. federal income tax purposes. A private letter ruling from the IRS generally is binding on the IRS. The IRS did not rule that the distribution satisfies every requirement for a tax-free spin-off, and the parties have relied, and will rely, solely on the advice of counsel for comfort that such additional requirements are satisfied.

The provision for (benefit from) income taxes for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
	(In thousands)
Current	$936	$2,658	$(849)
Deferred	(19,261)	(636,117)	(23,120)

Total	$(18,325)	$(633,459)	$(23,969)

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

Income tax expense is computed by applying the Federal corporate tax rate for the years ended December 31, 2011, 2010 and 2009 and is reconciled to the provision for income taxes as follows:

	2011	2010	2009
	(In thousands)
Tax at statutory rate on earnings from continuing operations before income taxes	$45,099	$(245,942)	$(254,653)
Increase (decrease) in valuation allowance, net	(13,110)	61,649	7,267
State income taxes, net of Federal income tax benefit	2,243	(7,969)	(2,728)
Tax at statutory rate on REIT entity earnings not subject to Federal income taxes	1,204	2,193	220,836
Tax expense (benefit) from change in rates, provision adjustments and other permanent differences	(20,829)	(8,811)	257
Non-deductible warrant liability (gain) loss	(35,859)	49,315	—
Non-taxable interest income	(2,990)	—	—
Non-deductible restructuring costs	—	17,352	—
Tax benefit from tax related restructuring	—	(509,970)	—
Expiration of capital loss carryforwards	—	—	3,726
Uncertain tax position expense, excluding interest	364	1,667	—
Uncertain tax position interest, net of Federal income tax benefit	5,553	7,057	1,326

Income tax benefit	$(18,325)	$(633,459)	$(23,969)

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our net operating loss carry-forwards are currently scheduled to expire in subsequent years through 2032. Some of the net operating loss carry-forward amounts are subject to annual limitations under Section 382 of the Code. This annual limitation under Section 382 is subject to modification if a taxpayer recognizes what are called ‘‘built-in gain items.’’ It is possible that we could, in the future, experience a change in control pursuant to Section 382 that could put additional limits on the benefit of deferred tax assets.

As of December 31, 2011, the amounts and expiration dates of operating loss and tax credit carryforwards for tax purposes are as follows:

	Amount	Expiration Date
	(In thousands)
Net operating loss carryforwards - Federal	$84,687	2024-2032
Net operating loss carryforwards - State	225,036	2011-2032
Tax credit carryforwards - Federal AMT	1,724	n/a

As of December 31, 2011 and 2010, we had gross deferred tax assets totaling $384.5 million and $367.9 million, and gross deferred tax liabilities of $403.2 million and $376.2 million, respectively. We have established a valuation allowance in the amount of $57.3 million and $70.4 million as of December 31, 2011 and 2010, respectively, against certain deferred tax assets for which it is more likely than not that such deferred tax assets will not be realized. Deferred tax assets that we believe have only a remote possibility of realization have not been recorded.

The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
	(In thousands)

Property Associated with Master Planned Communities, primarily differences in the tax basis of land assets and treatment of interest and other costs	$(189,147)	$(171,351)
Operating property, primarily differences in basis of assets and liabilities	226,097	210,587
Deferred income	(214,065)	(204,828)
Interest deduction carryforwards	110,649	122,330
Operating loss and tax credit carryforwards	47,776	34,968
Valuation allowance	(57,276)	(70,386)

Net deferred tax liabilities	$(75,966)	$(78,680)

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

Although we believe our tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns. In our opinion, we have made adequate tax

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2007 through 2011 and are open to audit by state taxing authorities for years ending December 31, 2007 through 2011.

Two of our subsidiaries were subject to IRS audit for the years ended December 31, 2008 and 2007. On February 9, 2011, the two subsidiaries received statutory notices of deficiency (“90-day letters”) seeking $144.1 million in additional tax. It is our position that the tax law in question has been properly applied and reflected in the 2007 and 2008 returns for these two taxable REIT subsidiaries. We previously provided for the additional taxes sought by the IRS, through our uncertain tax position liability or deferred tax liabilities. Pursuant to the Investment Agreements, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject, in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010 in an amount up to $303.8 million. Under certain circumstances, GGP has also agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million. We have recorded interest income receivable on the tax indemnity receivable in the amounts of $28.0 million and $19.7 million for the years ended December 31, 2011 and 2010, respectively. In addition, we are generally responsible for any liabilities, taxes or other charges that are imposed on GGP as a result of the Separation failing to qualify for nonrecognition treatment for U.S. federal (and state and local) income tax purposes, if we are the party responsible for such failure.

On May 6, 2011, GGP filed Tax Court petitions on behalf of the two former taxable REIT subsidiaries of GGP seeking a redetermination of federal income tax for the years 2007 and 2008. The petitions seek to overturn determinations by the IRS that the taxpayers were liable for combined deficiencies totaling $144.1 million. On October 20, 2011, GGP filed a motion in the United States Tax Court to consolidate the cases of the two former taxable REIT subsidiaries of GGP subject to litigation with the Internal Revenue Service due to the common nature of the cases’ facts and circumstances and the issues being litigated. The United States Tax Court granted the motion to consolidate. The litigation is currently in the discovery phase.

We adopted the generally accepted accounting principle related to accounting for uncertainty in income taxes, which prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

We recognize and report interest and penalties, if applicable, within our provision for income tax expense from January 1, 2007 forward. We recognized potential interest expense (benefit) related to the unrecognized tax benefits of $8.5 million, $10.9 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, we had total unrecognized tax benefits of $101.4 million, excluding interest of $28.5 million, of which none would impact our effective tax rate. At December 31, 2010 and 2009, we had total unrecognized tax benefits of $120.8 million and $56.5 million, respectively, excluding interest, of which $0.4 million would impact our effective tax rate.

	2011	2010	2009
	(In thousands)
Unrecognized tax benefits, opening balance	$120,816	$56,508	$69,665
Gross increases - tax positions in prior period	—	69,168	41
Gross decreases - tax positions in prior periods	(19,408)	(4,860)	(13,198)

Unrecognized tax benefits, ending balance	$101,408	$120,816	$56,508

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Based on our assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at December 31, 2011. A material change in unrecognized tax benefits could have a material effect on our statements of income (loss) and comprehensive income (loss). As of December 31, 2011, there is approximately $101.4 million of unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.

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

NOTE 10	RENTALS UNDER OPERATING LEASES

We receive rental income from the leasing of retail and other space under operating leases. Such operating leases are with a variety of tenants, the majority of which are national and regional retail chains and local retailers, and our credit risk therefore is concentrated in the retail industry. The minimum future rentals based on operating leases of our consolidated properties held as of December 31, 2011 are as follows:

Year	Total Minimum Rent
(In thousands)
2012	$60,108
2013	54,587
2014	45,483
2015	40,086
2016	30,740
Subsequent	98,212

Minimum future rentals exclude amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses and amortization of above and below-market tenant leases.

NOTE 11	TRANSACTIONS WITH GGP AND OTHER RELATED PARTY DISCLOSURES

The accompanying combined financial statements prior to the separation present the operations of the HHC Businesses as carved-out from the consolidated financial statements of GGP. Transactions between the HHC Businesses have been eliminated in the combined presentation. An allocation of certain centralized GGP costs incurred for activities such as employee benefit programs, property management and asset management functions, centralized treasury, payroll and administrative functions have been made to the property operating costs of HHC Businesses.

Prior to the Effective Date, we entered into a transition services agreement (the “TSA”) whereby GGP agreed to provide to us, on a transitional basis, certain specified services on an interim basis for various terms not exceeding 24 months following the Separation, subject to our right of earlier termination. Concurrently, we entered into a Reverse Transition Services Agreement (“RTSA”) whereby we agreed to provide GGP with certain income tax and accounting support services, also subject to earlier termination prior to its scheduled

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

expiration of November 9, 2013. We incurred $0.4 million and $0.3 million of expenses related to the TSA in each of 2011 and 2010, respectively. For 2011 and 2010, we received negligible reimbursements under the RTSA.

In addition, GGP is a tenant at our 110 N. Wacker office property. Under the 110 N. Wacker lease agreement, we recognized approximately $6.1 million, $6.1 million and $5.0 million of rental income from GGP and its subsidiaries for the years ended December 31, 2011, 2010 and 2009, respectively.

In January 2011, we entered into a Transition Agreement with TPMC Realty Services Group, Inc. (“TPMC”). David Weinreb, a director and our CEO, is the sole equity owner of TPMC and the chief executive officer of TPMC and Grant Herlitz, our president, is the president of TPMC. TPMC was reimbursed a total of $0.9 million in August 2011 for expenses related to Mr. Weinreb’s employment agreement with us. Such reimbursements are reflected in general and administrative expense for the year ended December 31, 2011.

We also entered into a lease agreement for 3,253 square feet of office space in Los Angeles, California with an affiliate of TPMC, which commenced on May 1, 2011. Annual rental expenses relating to the lease is approximately $111,965 per year and the lease expires in July 2016.

On January 31, 2011, we terminated a Management Services Agreement with Brookfield Advisors LP. Pursuant to the agreement which was executed on August 6, 2010. Brookfield Advisors LP provided us services that included strategic advice, project development oversight, financials planning, financing consultation, internal controls expertise and community and investor relations. This agreement provided for payments to Brookfield Advisors LP of $0.5 million per month.

NOTE 12	STOCK BASED PLANS

Incentive Stock Plans

On November 9, 2010, HHC adopted The Howard Hughes Corporation 2010 Equity Incentive Plan (the “Equity Plan”). Pursuant to the Equity Plan, 3,698,050 shares of HHC common stock are reserved for issuance. The Equity Plan provides for grants of options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, “the Awards”). Directors, employees and consultants of HHC and its subsidiaries and affiliates are eligible for awards.

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

All stock plans are administered by the Compensation Committee of the Board of Directors (“Committee”). Option grant amounts are awarded by the Committee. Options normally extend for ten years and generally become exercisable after five years. Recorded compensation cost for share-based payment arrangements totaled $3.0 million for 2011.

For 2010 and 2009, the GGP stock compensation expense for employees specifically attributed to the HHC Businesses, of approximately $0.6 million and $0.2 million, respectively, has been included in the accompanying financial statements for periods prior to the Effective Date.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of December 31, 2011, there were a maximum of 2,934,610 shares available for future grant under our various stock plans.

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

The exercise price under the Old GGP Options was allocated to the New GGP Options and the HHC options based on the relative market values of the two underlying stocks. For purposes of such allocation, the volume-weighted price of shares of GGP after its emergence of bankruptcy and HHC during the last ten-day trading period (the “Trading Period”) ending on or before the 60th day after the Effective Date was used. As the date of emergence was November 9, 2010, the Trading Period was December 27, 2010 through January 7, 2011. The volume-weighted price of one GGP common share upon emergence from bankruptcy was $15.29 and one HHC common share was $54.13 (that was subsequently adjusted by .0983 to be on a comparable basis), during the Trading Period and, therefore, the exercise prices for the Old GGP Options replaced were allocated in a ratio of approximately 74.15% to GGP and 25.85% to HHC. In addition, we have agreed with GGP that all exercises of GGP replacement options would be settled by, except those of the former top two executive officers of GGP whose options were exercised at their termination in December 2010, the employer of the pre-emergence GGP employee at the time of exercise. As of December 31, 2011, the number of shares of common stock issuable upon exercise of the HHC options is insignificant.

The following tables summarize stock option activity:

	Shares	Weighted Average Exercise Price

Stock options outstanding at January 1, 2010	$—	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Stock options outstanding at December 31, 2010	—	—

Granted	751,840	57.81
Exercised	—	—
Forfeited	(39,200)	59.44
Expired	—	—

Stock options outstanding at December 31, 2011	712,640	57.72

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Exercise Price	Shares	Weighted Average Remaining Contractual Term (in years)
$57.77	595,500	9.2
69.75	19,640	9.2
64.41	5,000	9.3
66.27	21,000	9.4
55.81	34,500	9.6
46.49	37,000	9.9

57.72	712,640	9.2

The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

2011
Weighted average grant date fair value	$21.31
Weighted-average expected life of options (in years)	7.9
Weighted-average risk-free interest rate	2.9%
Weighted-average expected volatility	26%
Expected annual dividend per share	$—

The computation of the expected volatility assumption used in the Black-Scholes calculations is based on the median asset volatility of comparable companies as of each of the grant dates.

The balance of unamortized stock option expense as of December 31, 2011 was $12.6 million, which is expected to be recognized over a weighted-average period of 4.2 years. Expense associated with stock options for the year ended December 31, 2011 which is included in general and administrative expense in the accompanying Consolidated Statement of Income (Loss), totaled $2.3 million.

As of December 31, 2011, there were no options exercisable under the plan.

Restricted Stock

In 2010, we granted 8,247 shares of restricted stock to certain non-employee directors as part of an annual retainer for their services on the board of directors and the restrictions on these shares lapsed in June 2011. In 2011, we granted 12,553 shares of restricted stock to certain non-employee directors, as part of an annual retainer for their services on the board of directors. The restrictions on these shares lapsed on June 1, 2012.

Restricted stock awards issued under the plan provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed as established by the Committee. Generally, upon termination of employment or directorship, restricted stock units and restricted shares which have not vested are forfeited. For the year 2011, recognized compensation expense of $0.7 million is included in general and administrative expense related to restricted stock awards. The fair value of restricted stock that vested during 2011 was $0.5 million. The balance of unamortized restricted stock expense as of December 31, 2011 was $2.2 million, which is expected to be recognized over a weighted-average period of 3.5 years.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at January 1, 2010	—	$—
Granted	8,247	41.42
Vested	—	—
Cancelled	—	—

Restricted stock outstanding at December 31, 2010	8,247	41.42

Granted	42,553	$65.18
Vested	(6,895)	41.42
Cancelled	(1,352)	41.42

Restricted stock outstanding at December 31, 2011	42,553	$65.18

NOTE 13	OTHER ASSETS AND LIABILITIES

The following table summarizes the significant components of prepaid expenses and other assets.

	December 31,
	2011	2010
	(In thousands)
Special Improvement District receivable	$40,580	$46,250
Other receivables	4,181	5,352
Federal income tax receivable	5,393	—
Prepaid expenses	6,507	2,859
Below-market ground leases (Note 5)	20,680	21,018
Security and escrow deposits	17,266	6,814
Above-market tenant leases (Note 5)	1,014	119
Uncertain tax position asset	11,935	8,945
In-place leases (Note 5)	11,865	1,603
Intangibles	3,074	1,307
Other	4,661	5,814

	$127,156	$100,081

The following table summarizes the significant components of accounts payable and accrued expenses.

	December 31,
	2011	2010
	(In thousands)
Construction payable	$8,923	$15,531
Accounts payable and accrued expenses	45,078	29,745
Membership deposits	16,033	—
Above-market ground leases (Note 5)	2,748	2,907
Deferred gains/income	5,739	5,631
Accrued interest	2,747	1,633
Accrued real estate taxes	3,439	3,953
Tenant and other deposits	5,966	3,555
Insurance reserve	4,728	4,229
Accrued payroll and other employee liabilities	9,658	3,930
Interest rate swap	4,367	—
Other	15,978	7,722

	$125,404	$78,836

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 14	COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In our opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $3.9 million, $3.5 million and $3.5 million for 2011, 2010 and 2009, respectively. The amortization of above and below-market ground leases and straight-line rents included in the contractual rent amount, was not significant.

On December 12, 2011, we entered into a Letter of Intent (“LOI”) with the New York City Economic Development Corporation (“EDC”) which will enable us to pursue redevelopment plans for the South Street Seaport. The EDC is the ground lessor and the LOI describes the business terms of future amendments to the ground lease, the first of which must be finalized by June 30, 2012. During the earlier of the construction period and 30 months, we will be entitled to a total $1.5 million rent reduction. We also must provide a completion guarantee to New York City for the project. We agreed to pay approximately $1.1 million of esplanade maintenance costs over a five-year period as consideration for entering into the LOI. This obligation will continue to exist regardless of whether the ground lease is amended.

In conjunction with GGP’s acquisition of TRC in November 2004, GGP assumed TRC’s obligations under a Contingent Stock Agreement, (the “CSA”). TRC entered into the CSA in 1996 when it acquired The Hughes Corporation (“Hughes”). This acquisition included various assets, including Summerlin (the “CSA Assets”), a development in our Master Planned Communities segment. The CSA provided that the beneficiaries receive a share of the cash flow and income from the development or sale of the CSA assets and a final payment representing their share of the valuation of the CSA Assets as of December 31, 2009. The Plan provided that the final payment and settlement of all other claims under the CSA was an obligation of GGP and was $230.0 million (down from the $245.0 million estimate at December 31, 2009), and such amount was distributed by GGP after the Effective Date. Accordingly, during September 2010, we reduced our carrying value of the CSA assets, and the related GGP equity, by $15.0 million for this revised estimate.

See Note 9 for our obligations related to uncertain tax positions for disclosure of additional contingencies.

The following table summarizes the contractual obligations relating to our long-term commitments.

	2012	2013	2014	2015	2016	Subsequent / Other	Total
(In thousands)
Long-term debt-principal	$52,166	$31,896	$35,553	$126,670	$232,639	$127,553	$606,477
Ground lease payments	5,197	5,187	5,205	5,241	4,965	179,235	205,030
Uncertainty in income taxes, including interest	—	—	—	—	—	129,939	129,939

Total	$57,363	$37,083	$40,758	$131,911	$237,604	$436,727	$941,446

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 15	SEGMENTS

We have three business segments which offer different products and services. Our three segments are managed separately because each requires different operating strategies or management expertise and are reflective of our current management’s operating philosophies and methods. In addition, our current segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. We do not distinguish or group our combined operations on a geographic basis which is consistent with how we manage the business. Further, all operations are within the United States and no customer or tenant comprises more than 10% of revenues. Our reportable segments are as follows:

•

Master Planned Communities – includes the development and sale of land, in large-scale, long-term community development projects in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland. In prior years this segment included certain commercial properties and other ownership interests owned by The Woodlands. For the years ending December 31, 2011, 2010 and 2009 we have reclassified the operations of The Woodlands commercial properties and other ownership interests to the Operating Assets segment. Furthermore, for segment reporting, we disclosed The Woodlands historical financial information at 100% so that operating performance between periods is comparable.

•

Operating Assets – includes commercial, mixed-use and retail properties currently generating revenues, many of which we believe there is an opportunity to redevelop or reposition the asset to increase operating performance.

•

Strategic Developments – includes all properties held for development and redevelopment, including the current rental property operations (primarily retail and other interests in real estate at such locations), as well as our one residential condominium project located in Natick (Boston), Massachusetts.

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

EBT as it relates to our business is defined as net income (loss) from continuing operations excluding general and administrative expenses, corporate interest income and depreciation expense, investment in real estate basis adjustment, benefit from income taxes, warrant liability gain (loss), reorganization items and the effects of the previously mentioned items within our equity in earnings (loss) from Real Estate Affiliates. We present EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) from continuing operations to calculate EBT is appropriate to provide additional information to investors because EBT excludes certain non-recurring and non-cash items, including reorganization items related to the bankruptcy, which we believe are not indicative of our core operating performance. EBT should not be considered as an alternative to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss) from continuing operations, it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

As more fully discussed in this report, on July 1, 2011, we acquired our partner’s interest in The Woodlands Master planned community, we now own 100% of The Woodlands and consolidate its operations. As such, The Woodlands operating results for historical periods when this investment was a Real Estate Affiliate are now analyzed internally on a non-GAAP consolidation basis by management in order to provide management

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

comparability between periods for analyzing operating results. Segment information presented herein has also been restated for all periods presented to reflect The Woodlands on a consolidation basis and provide comparability for all periods. Prior to July 1, 2011, we presented the operations of our equity method Real Estate Affiliates using the non-GAAP proportionate share method for segment reporting purposes. Under this method we presented our share of the revenues and expenses of these Real Estate Affiliates aggregated with the revenues and expenses of consolidated or combined properties. We previously reported the proportionate method because our 52.5% economic interest in The Woodlands represented a significant portion of our Master Planned Community segment. We now own 100% of The Woodlands and consolidate its operations. Now our segment operating results for the year ended December 31, 2011 includes results of The Woodlands from July 1, 2011 to December 31, 2011 under Consolidated Properties and results of The Woodlands from January 1, 2011 to June 30, 2011 and for the years ended December 31, 2010 and 2009 under Real Estate Affiliates on a consolidation basis. The remaining Real Estate Affiliates, including equity investments owned by the Woodlands, primarily represent entities that own single assets rather than a large business such as The Woodlands; therefore, we no longer use the proportionate share method for any Real Estate Affiliates. Rather, we will include the results of our Real Estate Affiliates other than The Woodlands using the equity or cost method, as appropriate.

The total cash expenditures for additions to long-lived assets for the Master Planned Communities and condominiums was $90.1 million, $57.1 million and $61.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Similarly, total cash expenditures for long-lived assets for the Operating Assets and Strategic Developments segments were $44.4 million, $111.8 million and $27.7 million for the years ended December 31, 2011 2010 and 2009, respectively.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Segment operating results are as follows:

	Year Ended December 31, 2011
	Consolidated Properties	Real Estate Affiliates	Segment Basis
	(In thousands)
Master Planned Communities
Land sales	$113,502	$47,880	$161,382
Builder price participation	3,816	1,108	4,924
Minimum rents	659	14	673
Other land revenues	14,140	2,817	16,957
Other rental and property revenues	102	—	102

Total revenues	132,219	51,819	184,038

Cost of sales - land	70,108	23,932	94,040
Land sales operations	17,776	2,992	20,768
Land sales real estate and business taxes	7,713	1,906	9,619
Rental property real estate taxes	1	—	1
Rental property maintenance costs	412	329	741
Other property operating costs	3,308	2,068	5,376
Provisions for impairment	—	—	—
Depreciation and amortization	2	46	48
Interest income	(144)	(364)	(508)
Interest expense (*)	(10,908)	7,854	(3,054)

Total expenses	88,268	38,763	127,031

Venture partner share of The Woodlands EBT	—	(6,202)	(6,202)

MPC EBT	43,951	6,854	50,805

Operating Assets
Minimum rents	69,602	2,803	72,405
Tenant recoveries	19,193	1,061	20,254
Resort and conference center revenues	15,744	19,106	34,850
Other rental and property revenues	14,072	6,992	21,064

Total revenues	118,611	29,962	148,573

Rental property real estate taxes	10,952	972	11,924
Rental property maintenance costs	6,315	443	6,758
Resort and conference center operations	13,108	13,904	27,012
Other property operating costs	45,576	9,172	54,748
Depreciation and amortization	16,341	3,968	20,309
Interest income	(125)	(2)	(127)
Interest expense	10,586	391	10,977
Early extinguishment of debt	11,305	—	11,305
Equity in Earnings from Real Estate Affiliates	—	(3,926)	(3,926)

Total expenses	114,058	24,922	138,980

Venture partner share of The Woodlands EBT	—	(91)	(91)

Operating Assets EBT	4,553	4,949	9,502

Strategic Developments
Minimum rents	917	—	917
Tenant recoveries	130	—	130
Condominium unit sales	22,067	—	22,067
Other rental and property revenues	1,747	—	1,747

Total revenues	24,861	—	24,861

Condominium unit cost of sales	14,465	—	14,465
Real estate taxes	604	—	604
Rental property maintenance costs	671	—	671
Other property operating costs	5,253	—	5,253
Depreciation and amortization	234	—	234
Interest expense	323	—	323

Total expenses	21,550	—	21,550

Strategic Developments EBT	3,311	—	3,311

EBT	$51,815	$11,803	$63,618

(*)	Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets Segment.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31, 2010
	Consolidated Properties	Real Estate Affiliates	Segment Basis
	(In thousands)
Master Planned Communities
Land sales	$38,058	$90,986	$129,044
Builder price participation	4,124	2,777	6,901
Minimum rents	—	27	27
Other land revenues	5,384	8,827	14,211
Other rental and property revenues	948	—	948

Total revenues	48,514	102,617	151,131

Cost of sales - land	23,388	49,745	73,133
CSA participation expense	—	—	—
Land sales operations	17,153	5,801	22,954
Land sales real estate and business taxes	11,887	4,882	16,769
Rental property real estate taxes	812	—	812
Rental property maintenance costs	—	623	623
Other property operating costs	(1)	4,035	4,034
Provisions for impairment	405,331	—	405,331
Depreciation and amortization	17	111	128
Interest income	—	(824)	(824)
Interest expense (*)	(14,127)	7,857	(6,270)

Total expenses	444,460	72,230	516,690

Venture partner share of The Woodlands EBT	—	(14,434)	(14,434)

MPC EBT	(395,946)	15,953	(379,993)

Operating Assets
Minimum rents	65,911	4,026	69,937
Tenant recoveries	18,220	1,484	19,704
Resort and conference center revenues	—	28,850	28,850
Other rental and property revenues	7,557	14,613	22,170

Total revenues	91,688	48,973	140,661

Rental property real estate taxes	9,963	2,185	12,148
Rental property maintenance costs	5,812	1,413	7,225
Resort and conference center operations	—	24,471	24,471
Other property operating costs	30,970	16,521	47,491
Provision for doubtful accounts	1,606	154	1,760
Provisions for impairment	80,923	—	80,923
Depreciation and amortization	16,313	7,148	23,461
Interest income	(170)	2	(168)
Interest expense	16,515	836	17,351
Equity in Earnings from Real Estate Affiliates	—	338	338

Total expenses	161,932	53,068	215,000

Venture partner share of The Woodlands EBT	—	1,945	1,945

Operating Assets EBT	(70,244)	(2,150)	(72,394)

Strategic Developments
Minimum rents	1,015	—	1,015
Tenant recoveries	347	—	347

Condominium unit sales	1,139	—	1,139
Other rental and property revenues	16	—	16

Total revenues	2,517	—	2,517

Condominium unit cost of sales	1,000	—	1,000
Real estate taxes	3,756	—	3,756
Rental property maintenance costs	684	—	684
Other property operating costs	5,925	—	5,925
Provision for doubtful accounts	175	—	175
Provisions for impairment	17,101	—	17,101
Depreciation and amortization	212	—	212
Interest expense	34	—	34

Total expenses	28,887	—	28,887

Strategic Developments EBT	(26,370)	—	(26,370)

EBT	$(492,560)	$13,803	$(478,757)

(*)	Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets Segment.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Year Ended December 31, 2009
	Consolidated Properties	Real Estate Affiliates	Segment Basis
	(In thousands)
Master Planned Communities
Land sales	$34,564	$62,723	$97,287
Builder price participation	5,687	3,289	8,976
Minimum rents	—	28	28
Other land revenues	5,747	8,920	14,667
Other rental and property revenues	825	—	825

Total revenues	46,823	74,960	121,783

Cost of sales - land	22,019	34,560	56,579
CSA participation expense	(5,344)	—	(5,344)
Land sales operations	15,643	4,504	20,147
Land sales real estate and business taxes	16,743	5,706	22,449
Rental property real estate taxes	811	—	811
Rental property maintenance costs	—	643	643
Other property operating costs	(1)	3,411	3,410
Provisions for impairment	52,766	—	52,766
Depreciation and amortization	33	113	146
Interest income	(9)	(1,072)	(1,081)
Interest expense (*)	(11,932)	8,491	(3,441)

Total expenses	90,729	56,356	147,085

Venture partner share of The Woodlands EBT	—	(8,837)	(8,837)

MPC EBT	(43,906)	9,767	(34,139)

Operating Assets
Minimum rents	63,735	6,532	70,267
Tenant recoveries	18,741	1,054	19,795
Resort and conference center revenues	—	29,314	29,314
Other rental and property revenues	7,409	12,077	19,486

Total revenues	89,885	48,977	138,862

Rental property real estate taxes	10,001	1,266	11,267
Rental property maintenance costs	4,653	1,174	5,827
Resort and conference center operations	—	23,842	23,842
Other property operating costs	30,697	20,516	51,213
Provision for doubtful accounts	2,189	107	2,296
Provisions for impairment	50,964	—	50,964
Depreciation and amortization	17,687	8,795	26,482
Interest income	(1,680)	—	(1,680)
Interest expense	15,634	192	15,826
Equity in Earnings from Real Estate Affiliates	—	(2,172)	(2,172)

Total expenses	130,145	53,720	183,865

Venture partner share of The Woodlands EBT	—	2,864	2,864

Operating Assets EBT	(40,260)	(1,879)	(42,139)

Strategic Developments
Minimum rents	1,902	—	1,902
Tenant recoveries	900	—	900
Other rental and property revenues	(3,162)	—	(3,162)

Total revenues	(360)	—	(360)

Condominium unit cost of sales	—	—	—
Real estate taxes	2,973	—	2,973
Rental property maintenance costs	722	—	722
Other property operating costs	4,355	—	4,355
Provision for doubtful accounts	350	—	350
Provisions for impairment	576,618	—	576,618
Depreciation and amortization	2,104	—	2,104
Interest expense	(2,725)	—	(2,725)
Equity in Earnings from Real Estate Affiliates	—	19,046	19,046

Total expenses	584,397	19,046	603,443

Strategic Developments EBT	(584,757)	(19,046)	(603,803)

EBT	$(668,923)	$(11,158)	$(680,081)

(*)	Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets Segment.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following reconciles EBT to GAAP-basis income (loss) from continuing operations:

Reconciliation of EBT to GAAP-basis income (loss) from continuing operations	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Real estate property EBT:
Segment EBT	$63,618	$(478,757)	$(680,081)
Real Estate Affiliates	(11,803)	(13,803)	11,158

	51,815	(492,560)	(668,923)
General and administrative	(35,182)	(21,538)	(23,023)
Interest income	9,607	199	—
Warrant liability gain (loss)	101,584	(140,900)	—
Benefit from income taxes	18,325	633,459	23,969
Equity in Earnings from Real Estate Affiliates	8,578	9,413	(28,209)
Investment in real estate affiliates basis adjustment	(6,053)	—	—
Reorganization items	—	(57,282)	(6,674)
Corporate depreciation	(204)	(21)	(17)

Net income (loss) from continuing operations	$148,470	$(69,230)	$(702,877)

The following reconciles segment revenues to GAAP-basis consolidated and combined revenues:

Reconciliation of Segment Basis Revenues to GAAP Revenues	Year Ended December 31,
	2011	2010	2009
	(In thousands)

Master Planned Communities - Total Segment	$184,038	$151,131	$121,783
Operating Assets - Total Segment	148,573	140,661	138,862
Strategic Developments - Total Segment	24,861	2,517	(360)

Total Segment revenues	357,472	294,309	260,285
Less: The Woodlands Partnerships revenues, at our ownership share	(81,781)	(151,590)	(123,937)

Total revenues - GAAP basis	$275,691	$142,719	$136,348

The assets by segment and the reconciliation of total segment assets to the total assets in the combined financial statements at December 31, 2011, 2010 and 2009 are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Master Planned Communities	$1,755,797	$1,765,487	$2,196,971
Operating Assets	871,549	812,646	879,736
Strategic Developments	189,807	206,037	248,183

Total segment assets	2,817,153	2,784,170	3,324,890
Corporate and other	577,996	730,741	47,529
Real Estate Affiliates	—	(492,204)	(467,192)

Total assets	$3,395,149	$3,022,707	$2,905,227

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 16	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	00000000	00000000	00000000	00000000
	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share amounts)
Total revenues (b)	$53,101	$50,823	$86,890	$84,877
Operating income	5,990	5,689	2,218	13,568
Net income (loss) from continuing operations	(114,487)	65,993	165,024	31,940
Net income (loss) attributable to common stockholders	(114,515)	65,973	164,295	31,427
Earnings (loss) per share:
Basic	(3.02)	1.74	4.33	0.83
Diluted	(3.02)	0.22	(0.14)	0.80
Weighted average basic and diluted shares outstanding	37,905	40,870	38,755	38,114

	00000000	00000000	00000000	00000000
	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share amounts)
Total revenues	$28,790	$30,629	$32,460	$50,840
Operating loss (a)	(3,285)	(4,670)	(618)	(503,294)
Net loss from continuing operations (a)	(20,481)	(28,017)	(16,183)	(4,549)
Net loss attributable to common stockholders	(20,529)	(28,042)	(16,230)	(4,630)
Earnings (loss) per share:
Basic	(0.54)	(0.74)	(0.43)	(0.12)
Diluted	(0.54)	(0.74)	(0.43)	(0.12)
Weighted average basic and diluted shares outstanding	37,716	37,716	37,716	37,753

(a)	Operating loss and loss from continuing operations in the fourth quarter 2010 were significantly impacted by impairment provisions (Note 4) and warrant liability expense (Note 2).
(b)	Revenue increases due to the acquisition of The Woodlands.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

			Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center	Location	Encum- brances (a)	Land	Buildings and Improve- ments	Land	Buildings and Improve- ments	Land	Buildings and Improve- ments	Total	Accumulated Depreciation (e)	Date of Construction	Date Acquired/ Completed
			(In thousands)		(In thousands)		(In thousands)
Master Planned Communities
Summerlin	Las Vegas, NV	$50,672	$990,179	$—	$(94,165)	$676	$896,014	$676	$896,690	$147		2004
Bridgeland	Houston, TX	20,604	257,222	—	134,562	1,556	391,784	1,556	393,340	735		2004
Maryland	Howard County, MD	—	457,552	—	(390,893)	123	66,659	123	66,782	20		2004
The Woodlands	Houston, TX	185,757	264,889	—	(19,272)	—	245,617	—	245,617	—		2011

Total Master Planned Communities		257,033	1,969,842	—	(369,768)	2,355	1,600,074	2,355	1,602,429	902

Operating Properties
Ward Centers	Honolulu, HI	220,000	164,007	89,321	(9,491)	139,650	154,516	228,971	383,487	34,593		2002
South Street Seaport	New York, NY	—	—	7,884	—	(2,454)	—	5,430	5,430	380		2004
Landmark Mall	Alexandria, VA	—	28,396	67,235	(19,408)	(52,109)	8,988	15,126	24,114	276		2003
Park West	Peoria, AZ	—	16,526	77,548	1	(3,227)	16,527	74,321	90,848	11,264	2008	2006
Rio West	Gallup, NM	—	—	19,500	—	8,163	—	27,663	27,663	16,627		1986
Riverwalk Marketplace	New Orleans, LA	—	—	94,513	—	(82,160)	—	12,353	12,353	340		2004
Cottonwood Square	Salt Lake City, UT	—	1,558	4,339	—	315	1,558	4,654	6,212	1,097		2002
20/25 Waterway Avenue	Houston, TX	—	2,346	8,871	—	536	2,346	9,407	11,753	167		2011
Waterway Garage Retail	Houston, TX	—	1,342	4,255	—	629	1,342	4,884	6,226	41		2011
1400 Woodloch Forest	Houston, TX	—	—	—	1,570	12,237	1,570	12,237	13,807	3,856		1981
2201 Lake Woodlands Drive	Houston, TX	4,803	3,755	—	—	—	3,755	—	3,755	—		2011
4 Waterway Square	Houston, TX	41,000	1,430	51,553	396	3,615	1,826	55,168	56,994	878		2011
9303 New Trails	Houston, TX	14,000	1,929	11,915	—	639	1,929	12,554	14,483	145		2011
The Club at Carlton Woods	Houston, TX	—	13,796	457	—	307	13,796	764	14,560	5		2011
Woodlands Parking Garages	Houston, TX	—	5,857	—	—	—	5,857	—	5,857	55		2011
Woodlands Resort and Conference Center	Houston, TX	36,100	13,258	37,983	—	870	13,258	38,853	52,111	323		2011
110 N. Wacker	Chicago, IL	29,000	—	29,035	—	5,315	—	34,350	34,350	10,740		1997
Columbia Offices	Howard County, MD	—	1,575	28,447	1,571	7,234	3,146	35,681	38,827	9,686		2004

Total Operating Properties		344,903	255,775	532,856	(25,361)	39,560	230,414	572,416	802,830	90,473

			Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center	Location	Encum- brances (a)	Land	Buildings and Improve- ments	Land	Buildings and Improve- ments	Land	Buildings and Improve- ments	Total	Accumulated Depreciation (e)	Date of Construction	Date Acquired/ Completed
			(In thousands)		(In thousands)		(In thousands)

Strategic Developments
Bridges at Mint Hill	Charlotte, NC	—	—	—	—	12,450	—	12,450	12,450	—		2007
Fashion Show Air Rights	Las Vegas, NV	—	—	—	—	—	—	—	—	—		2004
Elk Grove Promenade	Elk Grove, CA	—	—	—	—	5,455	—	5,455	5,455	4		2003
Maui Ranch Land	Maui, HI	—	—	—	—	—	—	—	—	—		2002
3 Waterway Square Office	Houston, TX	—	—	—	—	—	—	—	—	—		2012
The Shops at Summerlin Centre	Las Vegas, NV	4,541	—	—	—	35,767	—	35,767	35,767	—		2004
Ala Moana Condo Project	Honolulu, HI	—	—	—	—	22,856	—	22,856	22,856	—		2002
AllenTowne	Dallas, TX	—	25,575	—	(25,575)	25,416	—	25,416	25,416	—		2006
Cottonwood Mall	Salt Lake City, UT	—	7,613	42,987	(4,713)	(26,301)	2,900	16,686	19,586	—		2002
Kendall Town Center	Miami, FL	—	—	—	—	17,487	—	17,487	17,487	—		2004
West Windsor	Princeton, NJ	—	—	—	—	20,888	—	20,888	20,888	13		2004
Alameda Plaza	Pocatello, ID	—	740	2,060	—	26	740	2,086	2,826	491		2002
Century Plaza	Birmingham, AL	—	3,164	28,514	(2,350)	(24,840)	814	3,674	4,488	17		1997
Village at Redlands	Redlands, CA	—	—	—	616	6,511	616	6,511	7,127	368	2008	2004
Redlands Promenade	Redlands, CA	—	—	—	—	2,809	—	2,809	2,809	—		2004
Lakemoor (Volo) Land	Volo, IL	—	320	—	(326)	327	(6)	327	321	—		1995
Nouvelle at Natick	Natick, MA	—	—	—	—	82	—	82	82	—		2007

Total Strategic Development		4,541	37,412	73,561	(32,348)	98,933	5,064	172,494	177,558	893

Corporate general and administrative		—	885	1,027	—	3,528	885	4,555	5,440	226

Total HHC		$606,477	$2,263,914	$607,444	$(427,477)	$144,376	$1,836,437	$751,820	$2,588,257	$92,494

(a)	See description of mortgages, notes and other debt payable in Note 7 of Notes to Consolidated Financial Statements.
(b)	Initial cost for constructed malls is cost at end of first complete calendar year subsequent to opening.
(c)	For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property
(d)	The aggregate cost of land, building and improvements for federal income tax purposes is approximately $2.3 billion.
(e)	Depreciation is computed based upon the following estimated lives:

Years
Building, improvements and carrying costs	40-45
Equipment, tenant improvements and fixtures	5-10

Reconciliation of Real Estate
	2011	2010	2009
(In thousands)
Balance at beginning of year	$2,161,977	$2,680,647	$3,194,141
Change in land	69,110	13,240	179,765
Additions	450,988	116,482	238,020
Impairments	—	(503,356)	(680,349)
Dispositions and write-offs	(93,818)	(145,036)	(250,930)

Balance at end of year	$2,588,257	$2,161,977	$2,680,647

Reconciliation of Accumulated Depreciation
	2011	2010	2009
(In thousands)
Balance at beginning of year	$78,931	$81,180	$94,004
Depreciation Expense	14,012	14,582	17,145
Dispositions and write-offs	(449)	(16,831)	(29,969)

Balance at end of year	$92,494	$78,931	$81,180

Exhibit No.	Description of Exhibit

2.1	Separation Agreement, dated November 9, 2010, between The Howard Hughes Corporation and General Growth Properties, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

2.2	Partnership Interest Purchase Agreement dated as of June 20, 2011 among TWC Commercial Properties, LLC, TWC Commercial Properties, LP, TWC Operating, LLC, TWC Operating, LP, TWC Land Development, LLC, TWC Land Development, LP and MS TWC, Inc., MS/TWC Joint Venture (incorporated by reference to Exhibit 2.1 to the Company’s Current Report in Form 8-K, filed July 5, 2011).

3.1	Amended and Restated Certificate of Incorporation of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

3.2	Amended and Restated Bylaws of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.1	Transition Services Agreement, dated November 9, 2010, between The Howard Hughes Corporation, GGP Limited Partnership and General Growth Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.2	Reverse Transition Services Agreement, dated November 9, 2010, between The Howard Hughes Corporation, GGP Limited Partnership and General Growth Management, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.3	Employee Matters Agreement, dated November 9, 2010, between The Howard Hughes Corporation, GGP Limited Partnership and General Growth Management, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.4	Employee Leasing Agreement, dated November 9, 2010, between The Howard Hughes Corporation, GGP Limited Partnership and General Growth Management, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.5	Tax Matters Agreement, dated November 9, 2010, between The Howard Hughes Corporation and General Growth Properties, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.6	Surety Bond Indemnity Agreement, dated November 9, 2010, between The Howard Hughes Corporation and General Growth Properties, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.7	Form of indemnification agreement for directors and certain executive officers of The Howard Hughes Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.8	Warrant Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.9	Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Brookfield Retail Holdings LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.10	Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and The Fairholme Fund and Fairholme Focused Income Fund (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

Exhibit No.	Description of Exhibit

10.11	Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.12	Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and M.B. Capital Partners, M.B. Capital Partners III and M.B. Capital Units LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.13	Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-D LLC, Brookfield Retail Holdings V LP and Brookfield US Retail Holdings LLC (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.14	Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and The Fairholme Fund and Fairholme Focused Income Fund (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.15	Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P., Blackstone Real Estate Partners VI L.P., Blackstone Real Estate Partners (AIV) VI L.P., Blackstone Real Estate Partners VI.F L.P., Blackstone Real Estate Partners VI.TE.1 L.P., Blackstone Real Estate Partners VI.TE.2 L.P., Blackstone Real Estate Holdings VI L.P., and Blackstone GGP Principal Transaction Partners L.P. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.16	Management Services Agreement, dated August 6, 2010, between The Howard Hughes Corporation and Brookfield Advisors LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 10, filed October 7, 2010), which agreement is no longer in effect, but is filed as an exhibit to this Annual Report on Form 10-K in accordance with Item 601(b)(10) of Regulation S-K

10.17*	The Howard Hughes Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.18*	Form of Restricted Stock Agreement for Nonemployee Directors under The Howard Hughes Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed April 8, 2011)

10.19*	Non-Qualified Stock Option Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Adam S. Metz (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed November 12, 2010), which agreement is no longer in effect, but is filed as an exhibit to this Annual Report on Form 10-K in accordance with Item 601(b)(10) of Regulation S-K

10.20*	Non-Qualified Stock Option Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Thomas Nolan Jr. (in his capacity as a director) (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed November 12, 2010), which agreement is no longer in effect, but is filed as an exhibit to this Annual Report on Form 10-K in accordance with Item 601(b)(10) of Regulation S-K

10.21*	Non-Qualified Stock Option Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Thomas Nolan Jr. (in his capacity as an employee) (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed November 12, 2010), which agreement is no longer in effect, but is filed as an exhibit to this Annual Report on Form 10-K in accordance with Item 601(b)(10) of Regulation S-K

Exhibit No.	Description of Exhibit

10.22*	Employment Agreement, dated as of November 22, 2010, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.23*	Warrant Purchase Agreement, dated November 22, 2010, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.24*†	Amendment No. 1 to the Warrant Purchase Agreement dated as of August 23, 2011, between The Howard Hughes Corporation and David R. Weinreb.

10.25*	Employment Agreement, dated as of November 22, 2010, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.26*	Warrant Purchase Agreement, dated November 22, 2010, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.27*	Warrant Purchase Agreement, dated February 25, 2011, between The Howard Hughes Corporation and Andrew C. Richardson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 3, 2011)

10.28*	Employment Agreement, dated as of February 25, 2011, between The Howard Hughes Corporation and Andrew C. Richardson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 3 2011)

10.29	Loan Agreement dated as of September 29, 2011, by and among Victoria Ward, Limited along with certain of Victoria Ward, Limited’s subsidiaries, as borrowers, Wells Fargo Bank, National Association, as Administrative Agent and lead lender, CIBC, First Hawaiian Bank, Bank of Hawaii and Central Pacific Bank, as lenders, and Wells Fargo Securities, L.L.C., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 4, 2011).

10.30†	Second Amended and Restated Master Credit Agreement dated as of March 29, 2011, by and among The Woodlands Commercial Properties Company, L.P., The Woodlands Land Development Company, L.P., Keybank National Association, the other lenders that are a party to the agreement, and the other lending institutions which may become parties to the agreement, Keybank National Association, as Administrative Agent to the lenders, and Compass Bank, as Syndication Agent.

21.1†	List of Subsidiaries

23.1†	Consent of Deloitte & Touche LLP

24.1†	Power of Attorney

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit No.	Description of Exhibit

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract, compensatory plan or arrangement
†	Filed herewith

Attached is Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated and Combined Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheet at December 31, 2011 and 2010, (iii) the Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated and Combined Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

In accordance with a continuing hardship exemption, the date by which the interactive data file (required by rule 405(f)(2) of Regulation S-T) is required to be submitted has been extended to May 10, 2012.