Form 10-Q
period 2012-03-31
Howard Hughes Corp
filed 2012-05-08
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The number of shares of Common Stock, $0.01 par value, outstanding on May 7, 2012 was 37,942,707.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2012	2011
	(In thousands, except share amounts)
Assets:
Investment in real estate:
Master Planned Community assets	$1,601,385	$1,602,437
Land	238,699	236,363
Buildings and equipment	559,192	556,786
Less: accumulated depreciation	(96,692)	(92,494)
Developments in progress	200,552	195,034
Net property and equipment	2,503,136	2,498,126
Investments in Real Estate Affiliates	63,091	62,595
Net investment in real estate	2,566,227	2,560,721
Cash and cash equivalents	209,974	227,566
Accounts receivable, net	13,991	15,644
Municipal Utility District receivables, net	90,428	86,599
Notes receivable, net	33,690	35,354
Tax indemnity receivable, including interest	333,750	331,771
Deferred expenses, net	11,609	10,338
Prepaid expenses and other assets, net	130,619	127,156
Total assets	$3,390,288	$3,395,149

Liabilities:
Mortgages, notes and loans payable	$598,287	$606,477
Deferred tax liabilities	77,868	75,966
Warrant liabilities	249,615	127,764
Uncertain tax position liability	131,934	129,939
Accounts payable and accrued expenses	113,944	125,404
Total liabilities	1,171,648	1,065,550

Commitments and Contingencies (see Note 12)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 37,945,707 shares issued and outstanding as of March 31, 2012 and 37,945,707 shares issued and outstanding as of December 31, 2011	379	379
Additional paid-in capital	2,711,980	2,711,109
Accumulated deficit	(493,583)	(381,325)
Accumulated other comprehensive loss	(5,886)	(5,578)
Total stockholders’ equity	2,212,890	2,324,585
Noncontrolling interest	5,750	5,014
Total equity	2,218,640	2,329,599
Total liabilities and equity	$3,390,288	$3,395,149

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Revenues:
Master Planned Community land sales	$36,089	$23,392
Builder price participation	813	521
Minimum rents	18,898	16,719
Tenant recoveries	5,871	4,524
Condominium unit sales	134	3,764
Resort and conference center revenues	9,657	—
Other land revenues	3,516	1,248
Other rental and property revenues	4,787	2,933
Total revenues	79,765	53,101
Expenses:
Master Planned Community cost of sales	18,739	15,436
Master Planned Community operations	9,713	5,714
Rental property real estate taxes	3,839	3,474
Rental property maintenance costs	1,959	1,559
Condominium unit cost of sales	59	2,980
Resort and conference center operations	7,414	—
Other property operating costs	14,058	9,721
Provision for doubtful accounts	—	11
General and administrative	9,822	5,017
Depreciation and amortization	5,058	3,199
Total expenses	70,661	47,111

Operating income	9,104	5,990

Interest income	2,332	2,512
Interest expense	—	—
Warrant liability loss	(121,851)	(126,045)
Equity in earnings from Real Estate Affiliates	2,677	5,513
Loss before taxes	(107,738)	(112,030)
Provision for income taxes	(3,784)	(2,457)
Net loss from continuing operations	(111,522)	(114,487)
Net loss	(111,522)	(114,487)
Net earnings attributable to noncontrolling interests	(736)	(28)
Net loss attributable to common stockholders	$(112,258)	$(114,515)

Basic Loss Per Share:	$(2.96)	$(3.02)

Diluted Loss Per Share:	$(2.96)	$(3.02)

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Comprehensive Loss, Net of Tax:
Net loss	$(111,522)	$(114,487)
Other comprehensive income (loss):
Interest rate swap	102	—
Capitalized swap interest	(410)	—
Pension plan adjustment	—	(65)
Other comprehensive loss	(308)	(65)
Comprehensive loss	(111,830)	(114,552)
Comprehensive earnings attributable to noncontrolling interests	(736)	(28)
Comprehensive loss attributable to common stockholders	$(112,566)	$(114,580)

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling
			Additional		Other	Interests in
		Common	Paid-In	Accumulated	Comprehensive	Consolidated	Total
(In thousands, except shares)	Shares	Stock	Capital	Deficit	Income (Loss)	Ventures	Equity
Balance January 1, 2011	37,904,506	$379	$2,708,036	$(528,505)	$(1,627)	$824	$2,179,107
Net income (loss)		—	—	(114,515)	—	28	(114,487)
Distributions to noncontrolling interests		—	—	—	—	(62)	(62)
Other comprehensive loss		—	—	—	(65)	—	(65)
Stock plan activity	20,000	—	129	—	—	—	129
Balance, March 31, 2011	37,924,506	$379	$2,708,165	$(643,020)	$(1,692)	$790	$2,064,622

Balance January 1, 2012	37,945,707	$379	$2,711,109	$(381,325)	$(5,578)	$5,014	$2,329,599
Net income (loss)		—	—	(112,258)	—	736	(111,522)
Interest rate swaps, net of tax of $101		—	—	—	102	—	102
Capitalized swap interest, net of tax of $244		—	—	—	(410)	—	(410)
Stock plan activity	—	—	871	—	—	—	871
Balance, March 31, 2012	37,945,707	$379	$2,711,980	$(493,583)	$(5,886)	$5,750	$2,218,640

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(111,522)	$(114,487)

Adjustments to reconcile net loss to cash provided by operating activities:
Equity in earnings from Real Estate Affiliates, net of distributions	(151)	(1,619)
Provision for doubtful accounts	—	11
Depreciation	4,214	2,748
Amortization	844	451
Amortization of deferred financing costs and debt market rate adjustments	156	(1,709)
Amortization of intangibles other than in-place leases	(44)	33
Straight-line rent amortization	(265)	(835)
Deferred income taxes	3,728	2,423
Restricted stock and stock option amortization	871	—
Warrant liability loss	121,851	126,045
Master Planned Community and condominium development expenditures	(24,284)	(18,687)
Master Planned Community and condominium cost of sales	17,857	18,416
Net changes :
Accounts and notes receivable	3,770	(75)
Prepaid expenses and other assets	(2,791)	(387)
Deferred expenses	(1,432)	(62)
Accounts payable and accrued expenses	(13,193)	(7,538)
Other, net	(487)	(58)
Cash (used in) provided by operating activities	(878)	4,670

Cash Flows from Investing Activities:
Real estate and property expenditures	(7,605)	(9,140)
Investments in Real Estate Affiliates	(345)	(10)
Distributions received from Real Estate Affiliates in excess of income	—	79
Increase in restricted cash	(1,001)	—
Cash used in investing activities	(8,951)	(9,071)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	217	—
Principal payments on mortgages, notes and loans payable	(7,465)	(1,738)
Deferred financing costs	(515)	—
Proceeds from issuance of management warrants	—	2,000
Distributions to noncontrolling interests	—	(62)
Cash (used in) provided by financing activities	(7,763)	200
Net change in cash and cash equivalents	(17,592)	(4,201)
Cash and cash equivalents at beginning of period	227,566	284,682
Cash and cash equivalents at end of period	$209,974	$280,481

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6,070	$3,597
Interest capitalized	6,692	4,224
Income taxes paid	132	—

Non-Cash Investing and Financing Transactions:
Special Improvement District bond transfers associated with land sales	978	—
Change in accrued capital expenditures included in accounts payable and accrued expenses	1,711	(5,687)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTE 1         BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the SEC. Such condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements for the year ended December 31, 2011 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2011. Capitalized terms used, but not defined in this Quarterly Report have the same meanings as in the Annual Report. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. In 2011, we reclassified $2.4 million of deferred income taxes from accounts payable and accrued expenses on the Condensed Consolidated Statements of Cash Flows to conform to the 2012 presentation. The results for the interim period ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

As more fully described in Note 3, on July 1, 2011 we acquired from our partner the remaining 47.5% economic interest in The Woodlands not owned by us. As a result of the acquisition, beginning on July 1, 2011, we consolidated the financial results of The Woodlands which were previously accounted for under the equity method. Our financial statements as of and for the three months ended March 31, 2012 are not comparable to the same period in 2011 due to the consolidation of The Woodlands.

Management has evaluated all material events occurring subsequent to the date of the condensed consolidated financial statements up to the date and time this Quarterly Report is filed on Form 10-Q.

Sponsor and Management Warrants

On November 9, 2010 (the “Effective Date”), we issued warrants to purchase 8.0 million shares of our common stock to certain of the sponsors (the “Sponsors Warrants”) with an estimated initial value of approximately $69.5 million. The initial exercise price for the warrants of $50.00 per share is subject to adjustment for future stock dividends, splits or reverse splits of our common stock or certain other events. Approximately 6.1 million warrants are immediately exercisable and approximately 1.9 million warrants are exercisable upon 90 days prior notice for the first 6.5 years after issuance and are subsequently exercisable without notice any time thereafter. The Sponsors Warrants expire on November 9, 2017.

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

The estimated $199.2 million fair value for the Sponsors Warrants and estimated $50.4 million fair value for the Management Warrants as of March 31, 2012, have been recorded as a liability because the holders of these warrants could require HHC to settle such warrants in cash upon a change of control. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data. The estimated fair values for the Sponsor Warrants and Management Warrants were $275.8 million and $79.6 million, respectively as of March 31, 2011. Changes in the fair value of the Sponsors Warrants and the Management Warrants are recognized in earnings and, accordingly, warrant liability losses reflecting increases in value of approximately $121.9 million and $126.0 million were recognized for the quarters ended March 31, 2012 and 2011, respectively.

NOTE 2         EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of any potentially dilutive common shares. The dilutive effect of options and non-vested stock issued under stock-based compensation plans is computed using the “treasury stock” method. The dilutive effect of the Sponsors Warrants and Management Warrants are computed using the if-converted method. Gains, if any, associated with the Sponsors Warrants and Management Warrants are excluded from the numerator in computing diluted earnings per share because inclusion of such gains in the computation would be anti-dilutive.

Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
	(In thousands)

Basic EPS:
Numerator:
Net loss from continuing operations	$(111,522)	$(114,487)
Net earnings attributable to noncontrolling interests	(736)	(28)
Net loss attributable to common stockholders	$(112,258)	$(114,515)

Denominator:
Weighted average number of common shares outstanding - basic	37,903	37,905

Diluted EPS *:
Numerator:
Net loss attributable to common stockholders	$(112,258)	$(114,515)
Less: Warrant liability gain	—	—
Adjusted net loss available to common stockholders	$(112,258)	$(114,515)
Denominator:
Weighted average number of common shares outstanding - basic	37,903	37,905
Restricted stock and stock options	—	—
Warrants	—	—
Weighted average number of common shares outstanding - diluted	37,903	37,905

Basic Loss Per Share:	$(2.96)	$(3.02)

Diluted Loss Per Share:	$(2.96)	$(3.02)

*Due to the net loss for the three months ended March 31, 2012 and 2011, basic shares were used to calculate diluted earnings per share. Inclusion of such securities would result in anti-dilution.

The diluted EPS computation as of March 31, 2012 excludes 731,437 stock options 42,553 shares of restricted stock and 10,862,687 Sponsors and Management warrants because their inclusion would have been anti-dilutive. The diluted EPS computations as of March 31, 2011 excludes 653,837 stock options, 26,895 shares of restricted stock and 10,862,687 Sponsors and Management Warrants because their inclusion would have been anti-dilutive.

NOTE 3         ACQUISITION

On July 1, 2011, we acquired our partner’s 47.5% economic interest (represented by a 57.5% legal interest) in TWCPC Holdings, L.P., The Woodlands Operating Company, L.P. and TWLDC Holdings, L.P. (collectively referred to as “The Woodlands”) for $117.5 million. The Woodlands is located near Houston, Texas.  We made the acquisition so that we can control attractive residential and commercial future development opportunities and assets as well as to internalize The Woodlands platform to benefit our MPC business. As a result of the acquisition, we now consolidate The Woodlands operations and our condensed consolidated financial statements are therefore not comparable to prior periods. Please refer to Note 14 — Segments for a presentation of the results as if we owned 100% of The Woodlands for all periods presented. Prior to such acquisition, we accounted for The Woodlands using the equity method.

Pro Forma Information

The following pro forma information for the three months ended March 31, 2011 was prepared as if The Woodlands acquisition had occurred as of the beginning of such period:

Three Months Ended March 31,
2011
(In thousands)
Total Revenues	$90,261
Net loss	(110,590)

The pro forma information reflects adjustments for (1) purchase accounting, including (a) depreciation for the step-up in basis for property, plant and equipment (b) amortization of in-place and above/below market leases (c) Land Cost of Sales increase for step-up in land basis for finished lots acquired and sold and (d) amortization of deferred financing costs, prepaid commissions and deferred profits which were eliminated and (2) adjustments for interest expense which is capitalizable in accordance with the Company’s interest capitalization policy.

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

Our investment in each of the Real Estate Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the decrease in value of our investment in a Real Estate Affiliate is deemed to be other-than-temporary, our investment in such Real Estate Affiliate is reduced to its estimated fair value.

There were no impairment charges recorded for the quarters ended March 31, 2012 and 2011.

NOTE 5                                              FAIR VALUE OF FINANCIAL INSTRUMENTS

In May 2011, the FASB issued “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, and it is effective for fiscal years beginning after December 15, 2011. The adoption of this policy did not have an impact on our financial statements.

The following table presents, for each of the fair value hierarchy levels required under ASC 820, “Fair Value Measurement,” our assets and liabilities that are measured at fair value on a recurring basis.

	March 31, 2012				December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)				(In thousands)
Liabilities
Warrants	$249,615	$—	$—	$249,615	$127,764	$—	$—	$127,764
Interest rate swaps	4,166	—	4,166	—	4,367	—	4,367	—

The valuation of warrants is based on an option pricing valuation model. The inputs to the model include the fair value of the stock underlying to the warrants, exercise price of the warrants, term, restrictions, expected volatility, risk-free interest rate and dividend yield.

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts and includes consideration of counterparty credit risk. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The following table presents a reconciliation of the beginning and ending balances of our warrants which are presented in the table above as a fair value measurement using significant unobservable inputs (Level 3):

(In thousands)
Balance as of December 31, 2011	$127,764
Warrant liability loss	121,851
Balance as of March 31, 2012	$249,615

The significant unobservable input used in the fair value measurement of our warrants designated as Level 3 is as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range Median or Average
	(In thousands)
Warrants	$249,615	Option Pricing Valuation Model	Expected Volatility (a)	27%-33% (29.4%)

(a) Based on the asset volatility of comparable companies.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$82,374	$82,655	$83,164	$85,047
Variable-rate debt (a)	462,019	462,019	468,100	468,100
SID bonds (b)	53,894	53,894	55,213	55,213
Total	$598,287	$598,568	$606,477	$608,360

(a) As more fully described in Note 7, $172.0 million of variable-rate debt entered into during 2011 has been swapped to a fixed rate for the term of the related debt.

(b) Due to the uncertain repayment terms of Special Improvement District “SID” bonds, the carrying value approximates fair value.

The fair value of debt in the table above was estimated using Level 2 inputs based on quoted market prices for publicly traded debt, recent financing transactions, estimates of the fair value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, the current London Interbank Offered Rate (“LIBOR”), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds, U.S. Treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized available market information or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated fair value of any of such debt could be realized by immediate settlement of the obligation.

The carrying amounts of cash and cash equivalents and accounts and notes receivable approximate fair value because of the short-term maturity of these instruments.

NOTE 6                                              REAL ESTATE AFFILIATES

In the ordinary course of business, we enter into partnerships or joint ventures primarily for the development and operations of real estate assets.  These partnerships or joint ventures are typically characterized by a non-controlling ownership interest with decision making and distribution of expected gains and losses being proportionate to the ownership interest.  We account for these partnerships and joint ventures in accordance with ASC 810, as amended (“ASC 810”).

In accordance with ASC 810, we assess our joint ventures at inception to determine if any meet the qualifications of a variable interest entity (“VIE”). We consider a partnership or joint venture a VIE if: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity); or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, we reassess our initial determination of whether the partnership or joint venture is a VIE. We also perform a qualitative assessment of each VIE to determine if we are the primary beneficiary, as required by ASC 810.

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

The Bridges at Mint Hill, LLC, Parcel D Development, LLC, and the HHMK Development, LLC joint venture entities included in the table below are VIEs. The aggregate carrying value of the unconsolidated VIEs was $3.6 million and $3.2 million as of March 31, 2012 and December 31, 2011, respectively, and was classified as Investments in Real Estate Affiliates in the Condensed Consolidated Balance Sheet. Because these joint ventures are in the pre-development stage, there were no earnings for the three months ended March 31, 2012. We did not hold an interest in any VIEs as of or during the three months ended March 31, 2011. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment, as we have not provided any guarantees on behalf of these VIEs. Our initial ownership in the Bridges at Mint Hill, LLC is 79.0%, and our ownership percentage could increase to 90.5% if we are required to make a $4.5 million cash contribution to the venture related to the mortgage secured land to be contributed by our partner.

Below is a summary of our Investments in Real Estate Affiliates:

	Economic Ownership		Carrying Value		Share of Earnings
	March 31,	December 31,	March 31,	December 31,	Three months ended March 31,
	2012	2011	2012	2011	2012	2011
	(In percentages)		(In thousands)		(In thousands)

The Woodlands (a)			$—	$—	$—	$1,619
Circle T	50.00%	50.00%	9,004	9,004	—	—
Millennium Waterway Apartments (b) (c)	83.55%	83.55%	22,218	21,998	220	—
Woodlands Sarofim #1 (b)	20.00%	20.00%	2,474	2,456	18	—
Stewart Title (b)	50.00%	50.00%	3,552	3,643	59	—
Forest View/ Timbermill Apartments (b) (d)	50.00%	50.00%	9,350	9,346	4	—
Bridges at Mint Hill, LLC	79.00%	79.00%	322	180	—	—
Parcel D Development, LLC	50.00%	50.00%	3,289	2,990	—	—
HHMK Development, LLC	50.00%	50.00%	—	—	—	—
			50,209	49,617	301	1,619

Cost basis investments (e)			12,882	12,978	2,376	3,894
Investment in Real Estate Affiliates			$63,091	$62,595	$2,677	$5,513

(a)	As of July 1, 2011, The Woodlands is consolidated and no longer a Real Estate Affiliate (Refer to Note 3).
(b)	Equity investment owned by The Woodlands, which was a non-consolidated investment as of March 31, 2011.
(c)

On April 23, 2012, we agreed to acquire our partner’s interest in the Millennium Waterway Apartments at an implied valuation of $74.1 million for the property. The purchase is expected to close during the second quarter of 2012 upon completion of a $55.4 million ten-year agency financing.

(d)

On April 19, 2012, the joint ventures owning the Forest View and Timbermill apartments completed their sale to a third party. Our share of the distributable cash, after repayment of debt and transaction expenses, was $8.6 million. Also in April, we received approximately $0.8 million in distributions from earnings from these joint ventures.

(e)	Share of Earnings represents dividends received from Summerlin Hospital Medical Center.

As of March 31, 2012, approximately $59.8 million of indebtedness was secured by the properties owned by our Real Estate Affiliates in which our share was approximately $43.6 million (Millennium Waterway Apartments - $39.4 million; Woodlands Sarofim #1 - $1.4 million; and Forest View/Timbermill Apartments - $2.8 million) based upon our economic ownership. All of this debt is non-recourse to us.

NOTE 7                                              MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	March 31,	December 31,
	2012	2011
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$82,374	$83,164
Special Improvement District bonds	53,894	55,213
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	462,019	468,100
Total mortgages, notes and loans payable	$598,287	$606,477

(a)	As noted in the table below, $172.0 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt.

The following table presents our mortgages, notes, and loans payable by property:

			Maximum	Carrying Value
		Interest	Facility	March 31,	December 31,
Property	Final Maturity	Rate	Amount	2012	2011
				(In thousands)

110 N. Wacker (a)	October 2019	5.21%		$29,000	$29,000

Bridgeland
Note #1	May 2026	6.50%		14,976	15,138
Note #2	December 2017	6.50%		3,071	3,180
Note #3	June 2033	6.50%		2,044	2,053
Note #4	December 2021	6.50%		213	233
Bridgeland Total				20,304	20,604

Special Improvement District
Summerlin South - S108	December 2016	5.95%		1,302	1,302
Summerlin South - S124	December 2019	5.95%		378	378
Summerlin South - S128	December 2020	7.30%		862	862
Summerlin South - S128C	December 2030	6.05%		5,956	5,956
Summerlin South - S132	December 2020	7.88%		5,352	5,378
Summerlin South - S151	June 2025	6.00%		12,183	12,293
Summerlin West - S808	April 2021	5.71%		318	682
Summerlin West - S809	April 2023	6.65%		468	1,000
Summerlin West - S810	April 2031	7.13%		22,483	22,770
The Shops at Summerlin Centre - S128	December 2030	6.05%		3,829	3,829
The Shops at Summerlin Centre - S108	December 2016	5.95%		713	713
SID Payable to Nevada Cancer Institute	December 2019	5.95%		50	50
Special Improvement District bonds Total				53,894	55,213

The Woodlands
Master Credit Facility (b)	March 2015	5.00%	$270,000	176,703	183,000
Resort and Conference Center (c)	October 2013	6.00%		36,100	36,100
2201 Lake Woodlands Drive	November 2016	5.25%		4,709	4,803
Weiner Tract	January 2013	6.25%		1,436	1,479
Land in Montgomery Co.	December 2012	6.00%		616	649
Land in Harris Co.	January 2013	6.00%		370	381
Capital lease obligation	—	2.72%		121	147
CVS	upon sale	3.25%		101	101
4 Waterway Square	December 2023	4.88%		40,789	41,000
9303 New Trails	December 2023	4.88%		13,928	14,000
3 Waterway Square (d)	January 2017	3.25%	$43,295	216	—
The Woodlands Total				275,089	281,660

Ward Centers
Victoria Ward (e)	September 2016	3.43%	$250,000	220,000	220,000
Ward Centers Total				220,000	220,000
				$598,287	$606,477

(a)	Loan has a stated interest rate of one-month LIBOR + 2.25%. The $29.0 million outstanding principal balance is swapped to a 5.21% fixed rate through maturity.
(b)	Loan bears interest at one-month LIBOR + 4.00% and has a 1.00% LIBOR floor.
(c)

Loan bears interest at one-month LIBOR + 5.00% and has a 1.00% LIBOR floor. The rate increased by 0.5% on September 23, 2011 and 0.5% on March 23, 2012, and increases by 0.5% every six months thereafter until maturity.

(d)	Loan bears interest at PRIME + 2.65% for a balance up to $0.5 million. For balance over $0.5 million, loan bears interest of LIBOR + 2.65%.
(e)	Loan has a stated interest rate of one-month LIBOR + 2.50%. $143.0 million of the outstanding principal balance is swapped to a 3.81% fixed rate through maturity.

The weighted average interest rate on our mortgages, notes and loans payable was 4.69% and 4.68% as of March 31, 2012 and December 31, 2011, respectively.

Collateralized Mortgages, Notes and Loans Payable

As of March 31, 2012, we had $598.3 million of collateralized mortgages, notes and loans payable. Approximately $275.1 million of the debt included in the table above is related to The Woodlands, which was consolidated on July 1, 2011. All of the debt is non-recourse and is secured by the individual properties as listed in the table above, except for The Woodlands Master Credit Facility and Resort and Conference Center Loans which are recourse to the partnerships that directly own The Woodlands operations, and a $7.0 million corporate recourse guarantee associated with the 110 N. Wacker mortgage, which is more fully discussed below. The Bridgeland MPC loan is secured by approximately 7,164 acres of land within the Bridgeland MPC and a security interest in its Municipal Utility District receivables. In addition, certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan.  Such provisions are not expected to impact our operations in 2012.  Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

The Woodlands Master Credit Facility is a $270.0 million facility consisting of a $170.0 million term loan and a $100.0 million revolving credit line (together, the “TWL Facility”). As of March 31, 2012, the TWL Facility had an outstanding balance of $176.7 million. The TWL Facility bears interest at one-month LIBOR plus 4.0% with a 1.0% LIBOR floor, has a March 29, 2014 initial maturity date and a one-year extension at borrower’s option. The TWL Facility also contains certain restrictions or covenants that, among other things, require the maintenance of specified financial ratios, restrict the incurrence of additional indebtedness at The Woodlands, and limit distributions from The Woodlands to us.  Until The Woodlands leverage, as defined by the credit agreement, is less than a 40.0% loan to value ratio, we must amortize the debt on a dollar for dollar basis for any distributions that we make from The Woodlands.  We have not distributed and do not currently intend to distribute cash from The Woodlands; therefore, this distribution provision has had no impact on us. As of March 31, 2012, leverage was approximately 44.6%. There was $19.9 million of undrawn and available borrowing capacity under the TWL Facility based on the collateral underlying the facility and covenants as of March 31, 2012. The TWL Facility also requires mandatory principal amortization payments during its initial term and during the extension period, if exercised.  Repayments of $25.0 million and $30.0 million are required on March 29 of 2013 and, if extended, 2014, respectively. Furthermore, $10.0 million is due on each of June 29, September 29 and December 29, 2014 during the extension period.

The Woodlands Resort and Conference Center loan has a $36.1 million outstanding balance as of March 31, 2012 matures on October 30, 2012 and may be extended for one year at our option. The loan bears interest at one-month LIBOR plus 5.0% as of March 31, 2012 and has a 1.0% LIBOR floor. The interest rate increased by 0.5% on September 23, 2011 and 0.5% on March 23, 2012, and increases by 0.5% every six months thereafter until maturity. The loan is secured by a 440-room and 40-acre conference center and resort located within The Woodlands, and requires the maintenance of specified financial ratios.

On February 2, 2012, we secured non-recourse financing totaling $43.3 million for 3 Waterway Square. Proceeds will be used to construct an eleven-story, 232,774-square foot office building in The Woodlands. The loan matures on January 31, 2015 and has two one-year extension options. The loan bears interest at LIBOR plus 2.65%.

On December 5, 2011, we secured a $41.0 million loan for 4 Waterway Square and a $14.0 million loan for 9303 New Trails. The non-recourse mortgages mature on December 11, 2023 and have fixed interest rates of 4.88%.

On September 30, 2011, the Company closed on a $250.0 million first mortgage financing secured by the Ward Centers in Honolulu, Hawaii, that bears interest at LIBOR plus 2.50%.  The loan matures on September 29, 2016, and $143.0 million of the principal balance was swapped to a 3.81% fixed rate for the term of the loan.  The loan may be drawn to a maximum $250.0 million to fund capital expenditures at the property, provided that the outstanding principal balance cannot exceed 65.0% of the property’s appraised value and the borrowers are required to have a minimum 10.0% debt yield in order to draw additional loan proceeds under the facility.  The loan also permits partial repayment during its term in connection with property releases for development.

On May 10, 2011, the Company closed a $29.0 million first mortgage financing secured by its office building located at 110 N. Wacker Drive in Chicago, Illinois and bearing interest at LIBOR plus 2.25%. At closing, the interest rate on the loan was swapped to a 5.21% fixed rate for the term of the loan. The loan matures on October 31, 2019 and its term is coterminous with the expiration of the first term of the existing tenant’s lease. The loan has an interest-only period through April 2015 and, thereafter, amortizes ratably to $12.0 million through maturity. The Company provided a $7.0 million repayment guarantee for the loan, which is reduced on a dollar for dollar basis during the amortization period.

On April 26, 2012, we closed on a 10 year, fixed rate loan with interest at 4.79% secured by 20/25 Waterway Avenue. The proceeds from the loan were $13.6 million.

As of March 31, 2012, $1.1 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable of which $7.0 million is recourse to HHC.

Special Improvement District Bonds

The Summerlin master planned community uses Special Improvement District bonds to finance certain common infrastructure.  These bonds are issued by the municipalities and, although unrated, are secured by the assessments on the land and included in mortgages, notes and loan payable on the condensed consolidated balance sheets.  They are tax exempt to the holders of the notes for federal income tax purposes.  The majority of proceeds from each bond issued is held in a construction escrow and dispersed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement and, accordingly, the unspent proceeds of the Special Improvement District bonds have been classified as a receivable. The Summerlin master planned community pays the debt service on the bonds semi-annually, but receives reimbursement of all principal paid from most of the purchasers of its land; therefore, the asset and liability balances relating to the Special Improvement District bonds offset.  In addition, as Summerlin sells land, the purchasers assume a proportionate share of the bond obligation.

As of March 31, 2012, the Company was in compliance with all of the financial covenants related to its debt agreements.

NOTE 8                                              DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are primarily exposed to interest rate risks related to our variable interest debt, and we seek to manage this risk by utilizing interest rate derivatives. Our objectives in using interest rate derivatives are to add stability to interest costs by reducing our exposure to interest rate movements.  To accomplish this objective and predictability, we primarily use interest rate swaps and caps as part of our interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The outstanding derivatives at March 31, 2012 were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2012, the amount of ineffectiveness recorded in earnings was insignificant.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that an additional $2.2 million will be reclassified as an increase to interest expense.

As of March 31, 2012, the Company had gross notional amounts of $172.0 million of interest rate swaps and a $100.0 million interest rate cap that were designated as cash flow hedges of interest risk. The fair value of the interest rate cap derivative was insignificant.

The table below presents the fair value of the Company’s derivative financial instruments which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets:

	March 31,	December 31,
	2012	2011
	Fair Value	Fair Value
	(In thousands)

Interest Rate Swaps	$(4,166)	$(4,367)
Total derivatives designated as hedging instruments	$(4,166)	$(4,367)

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Income Statement:

`

	Three months ended March 31,			Three months ended March 31,
	2012	2011		2012	2011
Cash Flow Hedges	Amount of (Loss) Recognized in OCI	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from Accumulated OCI into Earnings	Amount of (Loss) Reclassified from Accumulated OCI into Earnings	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Earnings
	(In thousands)			(In thousands)

Interest Rate Swaps	$(391)	$—	Interest Expense	$(493)	$—
	$(391)	$—		$(493)	$—

NOTE 9               INCOME TAXES

We are taxed as a C corporation.  One of our consolidated entities, Victoria Ward, Limited (“Ward”, substantially all of which is owned by us) elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year beginning January 1, 2002.  To qualify as a REIT, Ward must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of its ordinary taxable income and to distribute to stockholders or pay tax on 100% of capital gains and to meet certain asset and income tests. Ward has satisfied such REIT distribution requirements for 2011, and presently we intend to continue to operate Ward as a REIT.

As a REIT, Ward is ordinarily not subject to income taxes; however, Ward is required to make annual distributions to its stockholders, and the stockholders are taxed on these distributions.

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our net operating loss carry-forwards are currently scheduled to expire in subsequent years through 2032. Some of the net operating loss carry-forward amounts are subject to annual limitations under Section 382 of the Code. This annual limitation under Section 382 is subject to modification if a taxpayer recognizes what are called ‘‘built-in gain items.” It is possible that we could, in the future, experience a change in control pursuant to Section 382 that could put additional limits on the benefit of deferred tax assets.

As described in the Annual Report, pursuant to the Tax Matters Agreement, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the “Tax Indemnity Cap”), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010, in an amount up to $303.8 million, plus interest and penalties related to these amounts so long as GGP controls the action in the Tax Court related to the dispute with the IRS.  The unrecognized tax benefits and related accrued interest recorded through March 31, 2012 are primarily related to the taxes that are the subject of the Tax Indemnity Cap. We have recorded interest income receivable on the tax indemnity receivable in the amounts of $30.2 million and $28.0 million as of March 31, 2012 and December 31, 2011, respectively.

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

Unrecognized tax benefits recorded pursuant to uncertain tax positions were $101.4 million as of March 31, 2012 and December 31, 2011, excluding interest, none of which would impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $30.5 million as of March 31, 2012 and $28.5 million as of December 31, 2011. We recognized an increase in interest expense related to the unrecognized tax benefits of $2.0 million for the three months ended March 31, 2012. Based on the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, management does not believe that the unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially increase or decrease during the next twelve months.

NOTE 10               STOCK-BASED PLANS

Our stock based plans are described, and informational disclosures provided, in the notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2011. The following table summarizes our stock option plan activity:

	Stock Options	Weighted Average Exercise Price
Stock Options Outstanding at December 31, 2011	712,640	$57.72
Granted	30,000	64.14
Forfeited	(13,700)	62.55
Stock Options Outstanding at March 31, 2012	728,940	$57.89

Options granted vest ratably over five years and expire ten years after the grant date and generally do not become exercisable until 2017.

During the first three months of 2012, there were no restricted common stock shares awarded, and as of March 31, 2012, 42,553 restricted common stock shares remained outstanding.

NOTE 11                                       OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of prepaid expenses and other assets.

	March 31,	December 31,
	2012	2011
	(In thousands)
Special Improvement District receivables	$40,696	$40,580
Other receivables	4,178	4,181
Federal income tax receivable	5,401	5,393
Prepaid expenses	7,995	6,507
Below-market ground leases	20,595	20,680
Security and escrow deposits	18,585	17,266
Above-market tenant leases	1,114	1,014
Uncertain tax position asset	12,633	11,935
In-place leases	11,411	11,865
Intangibles	3,000	3,074
Other	5,011	4,661
	$130,619	$127,156

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of accounts payable and accrued expenses.

	March 31, 2012	December 31, 2011
	(In thousands)
Construction payable	$8,194	$8,923
Accounts payable and accrued expenses	37,035	45,078
Membership deposits	17,028	16,033
Above-market ground leases	2,709	2,748
Deferred gains/income	8,450	5,739
Accrued interest	2,493	2,747
Accrued real estate taxes	4,695	3,439
Tenant and other deposits	6,401	5,966
Insurance reserve	4,025	4,728
Accrued payroll and other employee liabilities	5,063	9,658
Interest rate swap	4,166	4,367
Other	13,685	15,978
	$113,944	$125,404

NOTE 12                                       COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties.  In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

We had outstanding letters of credit and surety bonds of $36.1 million as of March 31, 2012 and $41.6 million as of December 31, 2011. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

On December 12, 2011, we entered into a non-binding Letter of Intent (“LOI”) with the New York City Economic Development Corporation (“EDC”) which will enable us to pursue redevelopment plans for the South Street Seaport.  The EDC is the ground lessor and the LOI describes the business terms of future amendments to the ground lease, the first of which must be finalized by June 30, 2012. During the earlier of the construction period and 30 months, we will be entitled to a total $1.5 million rent reduction.  We also must provide a completion guarantee to New York City for the project. We agreed to pay approximately $1.1 million of esplanade maintenance costs over a five-year period as consideration for entering into the LOI.  This obligation will continue to exist regardless of whether the ground lease is amended.

See Note 9 for our obligations related to uncertain tax positions for disclosure of additional contingencies.

NOTE 13                                       TRANSACTIONS WITH GGP AND WITH RELATED PARTIES

Prior to the Effective Date, we entered into a transition services agreement (the “TSA”) whereby GGP agreed to provide to us, on a transitional basis, certain specified services on an interim basis for various terms not exceeding 24 months following the Separation, subject to our right of earlier termination. Concurrently, we entered into a Reverse Transition Services Agreement (“RTSA”) whereby we agreed to provide GGP with certain income tax and accounting support services, also subject to earlier termination prior to its scheduled expiration of November 9, 2013. We incurred $0.2 million of expenses related to the TSA and we received negligible reimbursements under the RTSA for the three months ended March 31, 2011. No services have been provided under the TSA and RTSA for the three months ended March 31, 2012, and we do not expect to provide or incur any services in the future.

In addition, GGP is the sole tenant at our 110 N. Wacker office property.  Under the 110 N. Wacker lease agreement, we recognized approximately $1.5 million of rental income from GGP and its subsidiaries for both the three months ended March 31, 2012 and 2011.

In January 2011, we entered into a Transition Agreement with TPMC Realty Services Group, Inc. (“TPMC”). David Weinreb, a director and our CEO, is the sole equity owner and the chief executive officer of TPMC and Grant Herlitz, our president, is the president of TPMC. The Transition Agreement provided for, among other things, certain mutual transactions and services that facilitated the continuity of Company management, the net value of which were not material for the three months ended March 31, 2011. Additionally, reflected in our general and administrative expense for the three months ended March 31, 2011 are reimbursements to TPMC of $0.9 million related to Mr. Weinreb’s employment agreement with us.

We also entered into a lease agreement for 3,253 square feet of office space in Los Angeles, California with an affiliate of TPMC, which commenced on May 1, 2011. Annual rental expense relating to the lease is approximately $111,965 per year and the lease expires in July 2016.

On January 31, 2011, we terminated a Management Services Agreement with Brookfield Advisors LP. Pursuant to the agreement which was executed on August 6, 2010. Brookfield Advisors LP provided us services that included strategic advice, project development oversight, financial planning, financing consultation, internal controls expertise and community and investor relations. This agreement provided for payments to Brookfield Advisors LP of $0.5 million per month.

NOTE 14                                       SEGMENTS

We have three business segments which offer different products and services. Our three segments are managed separately because each requires different operating strategies or management expertise and are reflective of our current management’s operating philosophies and methods. In addition, our current segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. We do not distinguish or group our combined operations on a geographic basis. Furthermore, all operations are within the United States and no customer or tenant comprises more than 10% of revenues. Our reportable segments are as follows:

•                  Master Planned Communities — includes the development and sale of land, in large-scale, long-term community development projects in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland. In periods prior to July 1, 2011, this segment included certain commercial properties and other ownership interests owned by The Woodlands, and we had presented The Woodlands operations at our 52.5% proportionate economic share for segment reporting.  Beginning July 1, 2011 when we acquired our partner’s 47.5% economic interest in The Woodlands, for segment reporting, we also presented The Woodlands historical financial information at 100% so that operating performance between periods is comparable.

•                  Operating Assets — includes commercial, mixed-use and retail properties currently generating revenues, many of which we believe there is an opportunity to redevelop or reposition the asset to increase operating performance.

•                  Strategic Developments — includes all properties held for development and redevelopment, including the current rental property operations (primarily retail and other interests in real estate at such locations), as well as our one residential condominium project located in Natick (Boston), Massachusetts.

The assets included in each segment as of March 31, 2012, are contained in the following chart:

Master Planned Communities

- Bridgeland
- Maryland Communities
- Summerlin
- The Woodlands

Operating Assets

Retail

- Cottonwood Square
- Landmark Mall
- Park West
- Rio West Mall
- Riverwalk Marketplace
- South Street Seaport
- Ward Centers
- 20/25 Waterway Avenue Retail
- Waterway Garage Retail

Office / Other

- 110 N Wacker
- Arizona 2 Lease
- Columbia Office Properties
- Golf Courses at Summerlin and TPC Las Vegas (participation interest)
- 1400 Woodloch Forest
- 2201 Lake Woodlands Drive
- 4 Waterway Square Office
- 9303 New Trails Office
- The Club at Carlton Woods
- The Woodlands Parking Garages
- The Woodlands Resort and Conference Center
- Forest View/Timbermill Apartments *
- Millennium Waterway Apartments *
- Stewart Title of Montgomery County, TX *
- Woodlands Sarofim #1 *
- Hexalon *
- Summerlin Hospital Medical Center *

Strategic Developments

- Ala Moana Condo Project
- Bridges at Mint Hill
- Columbia Parcel D *
- Circle T Ranch and Power Center
- Alameda Plaza
- AllenTowne
- Elk Grove Promenade
- Kendall Town Center
- The Shops at Summerlin Centre

- 80% Interest in Fashion Show Air Rights
- Century Plaza Mall
- Cottonwood Mall
- Lakemoor (Volo) Land
- Maui Ranch Land
- Nouvelle at Natick Condominium
- Redlands Promenade
- 3 Waterway Square Office
- Village at Redlands
- West Windsor

* An equity or cost method investment

As our segments are managed separately, different operating measures are utilized to assess operating results and allocate resources. The one common operating measure used to assess operating results for the business segments is Real Estate Property Earnings Before Taxes (“REP EBT”) which represents the operating revenues of the properties less property operating expenses, as further described below. Management believes that REP EBT provides useful information about the operating performance of all of our assets, projects and property.

REP EBT, as it relates to our business, is defined as net income (loss) from continuing operations excluding general and administrative expenses, corporate interest income and depreciation expense, benefit from income taxes, warrant liability gain (loss) and the effects of the previously mentioned items within our equity in earnings (loss) from Real Estate Affiliates. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) from continuing operations to calculate REP EBT is appropriate to provide additional information to investors because REP EBT excludes certain non-recurring and non-cash items, which we believe are not indicative of our core operating performance. REP EBT should not be considered as an alternative to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss) from continuing operations, it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

As more fully discussed in this report, on July 1, 2011, we acquired our partner’s interest in The Woodlands’ master planned community. We now own 100% of The Woodlands and consolidate its operations. As such, The Woodlands operating results for historical periods when this investment was a Real Estate Affiliate are now analyzed internally on a non-GAAP consolidation basis by management in order to provide management comparability between periods for analyzing operating results. Segment information presented herein has also been restated for the three months ended March 31, 2011, to reflect The Woodlands on a consolidation basis and provide comparability for all periods. Prior to July 1, 2011, we had presented the operations of our equity method Real Estate Affiliates using the non-GAAP proportionate share method for segment reporting purposes. Under this method, we had presented our share of the revenues and expenses of these Real Estate Affiliates aggregated with the revenues and expenses of consolidated or combined properties. We previously reported the proportionate method because our 52.5% economic interest in The Woodlands represented a significant portion of our Master Planned Community segment. The remaining Real Estate Affiliates, including equity investments owned by The Woodlands, primarily represent entities that own single assets rather than a large business such as The Woodlands; therefore, we no longer use the proportionate share method for any Real Estate Affiliates. Rather, we account for the results of our Real Estate Affiliates other than The Woodlands using the equity or cost method, as appropriate.

Segment operating results are as follows:

	Three Months Ended March 31, 2012
	Consolidated Properties	Real Estate Affiliates	Segment Basis
	(In thousands)
Master Planned Communities
Land sales	$36,089	$—	$36,089
Builder price participation	813	—	813
Minimum rents	132	—	132
Other land revenues	3,485	—	3,485
Other rental and property revenues	16	—	16
Total revenues	40,535	—	40,535
Cost of sales - land	18,679	—	18,679
Land sales operations	7,489	—	7,489
Land sales real estate and business taxes	2,085	—	2,085
Rental property maintenance costs	4	—	4
Depreciation and amortization	2	—	2
Interest income	(70)	—	(70)
Interest expense (1)	(3,414)	—	(3,414)
Total expenses	24,775	—	24,775
MPC EBT	15,760	—	15,760

Operating Assets
Minimum rents	18,522	—	18,522
Tenant recoveries	5,830	—	5,830
Resort and conference center revenues	9,657	—	9,657
Other rental and property revenues	4,726	—	4,726
Total revenues	38,735	—	38,735
Rental property real estate taxes	2,619	—	2,619
Rental property maintenance costs	1,858	—	1,858
Resort and conference center operations	7,414	—	7,414
Other property operating costs	13,774	—	13,774
Depreciation and amortization	4,857	—	4,857
Interest income	(45)	—	(45)
Interest expense	3,346	—	3,346
Equity in Earnings from Real Estate Affiliates (2)	—	(2,677)	(2,677)
Total expenses	33,823	(2,677)	31,146
Operating Assets EBT	4,912	2,677	7,589

Strategic Developments
Minimum rents	243	—	243
Tenant recoveries	34	—	34
Overage rent revenue	52	—	52
Condominium unit sales	134	—	134
Other land revenue	32	—	32
Total revenues	495	—	495

Condominium sales operations	117	—	117
Real estate taxes	1,219	—	1,219
Rental property maintenance costs	115	—	115
Other property operating costs	408	—	408
Depreciation and amortization	59	—	59
Interest expense	74	—	74
Total expenses	1,992	—	1,992
Strategic Developments EBT	(1,497)	—	(1,497)
REP EBT	$19,175	$2,677	$21,852

(1) Negative interest expense relates to interest capitalized on debt assigned to our Operating Assets Segment.

(2) Includes the $2.4 million cash distribution from Summerlin Hospital Medical Center which is a Real Estate Affiliate accounted for using the cost method as described above.

	Three Months Ended March 31, 2011
	Consolidated Properties	Real Estate Affiliates	Segment Basis
	(In thousands)
Master Planned Communities
Land sales	$23,392	$21,408	$44,800
Builder price participation	521	565	1,086
Minimum rents	—	7	7
Other land revenues	1,247	1,680	2,927
Total revenues	25,160	23,660	48,820
Cost of sales - land	15,436	11,490	26,926
Land sales operations	4,241	1,822	6,063
Land sales real estate and business taxes	1,511	1,007	2,518
Depreciation and amortization	—	23	23
Interest income	(1,165)	(186)	(1,351)
Interest expense (1)	(2,526)	(877)	(3,403)
Total expenses	17,497	13,279	30,776
Venture partner share of The Woodlands EBT	—	(4,931)	(4,931)
MPC EBT	7,663	5,450	13,113

Operating Assets
Minimum rents	16,507	1,400	17,907
Tenant recoveries	4,482	569	5,051
Resort and conference center revenues	—	8,665	8,665
Other rental and property revenues	1,899	2,866	4,765
Total revenues	22,888	13,500	36,388
Rental property real estate taxes	2,488	487	2,975
Rental property maintenance costs	1,356	131	1,487
Resort and conference center operations	—	6,701	6,701
Other property operating costs	8,372	3,914	12,286
Provision for doubtful accounts	163	(9)	154
Depreciation and amortization	3,128	1,864	4,992
Interest income	(16)	(1)	(17)
Interest expense	2,540	1,313	3,853
Equity in Earnings from Real Estate Affiliates (2)	—	(3,288)	(3,288)
Total expenses	18,031	11,112	29,143
Venture partner share of The Woodlands EBT	—	(702)	(702)
Operating Assets EBT	4,857	1,686	6,543

Strategic Developments
Minimum rents	213	—	213
Tenant recoveries	42	—	42
Condominium unit sales	3,764	—	3,764
Other rental and property revenues	1,034	—	1,034
Total revenues	5,053	—	5,053

Condominium unit cost of sales	2,980	—	2,980
Real estate taxes	986	—	986
Rental property maintenance costs	203	—	203
Other property operating costs	1,159	—	1,159
Depreciation and amortization	58	—	58
Total expenses	5,386	—	5,386
Strategic Developments EBT	(333)	—	(333)
REP EBT	$12,187	$7,136	$19,323

(1) Negative interest expense relates to interest capitalized on debt assigned to our Operating Assets Segment.

(2) Includes the $3.9 million cash distribution from Summerlin Hospital Medical Center which is a Real Estate Affiliate accounted for using the cost method as described above.

The following reconciles REP EBT to GAAP-basis income (loss) from continuing operations:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Reconciliation of REP EBT to GAAP-basis income (loss) from continuing operations

Real estate property EBT:
Segment basis	$21,852	$19,323
Real Estate Affiliates	(2,677)	(7,136)
	19,175	12,187
General and administrative	(9,822)	(5,017)
Interest income	2,217	1,331
Interest expense	6	14
Warrant liability loss	(121,851)	(126,045)
Provision for income taxes	(3,784)	(2,457)
Equity in earnings from Real Estate Affiliates	2,677	5,513
Corporate depreciation	(140)	(13)
Net income (loss) from continuing operations	$(111,522)	$(114,487)

The following reconciles segment revenue to GAAP-basis consolidated and combined revenues:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Reconciliation of Segment Basis Revenues to GAAP Revenues

Master Planned Communities - Total Segment	$40,535	$48,820
Operating Assets - Total Segment	38,735	36,388
Strategic Developments - Total Segment	495	5,053
Total Segment revenues	79,765	90,261
Less: The Woodlands revenues	—	(37,160)
Total revenues - GAAP basis	$79,765	$53,101

The assets by segment and the reconciliation of total segment assets to the total assets in the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31,	December 31,
	2012	2011
	(In thousands)
Master Planned Communities	$1,780,851	$1,778,515
Operating Assets	860,163	869,186
Strategic Developments	196,100	189,807
Total segment assets	2,837,114	2,837,508
Corporate and other	553,174	557,641
Total assets	$3,390,288	$3,395,149

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

Forward-looking statements include:

•                  Projections of our revenues, net operating income, earnings per share, REP EBT, capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items;

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

There are several factors, many beyond our control, which could cause results to differ materially from our expectations. These factors are described in our Annual Report and are incorporated herein by reference.  Any factor could, by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There may also be other factors that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Real Estate Property Earnings Before Taxes

We use a number of operating measures for assessing operating performance of our communities, assets, properties and projects within our segments, some of which may not be common among all three of our segments. We believe that investors may find some operating measures more useful than others when separately evaluating each segment.  One common operating measure used to assess operating results for our business segments is Real Estate Property Earnings Before Taxes (“REP EBT”).  Management believes that REP EBT provides useful information about our operating performance.

REP EBT, as it relates to our business, is defined as net income (loss) from continuing operations excluding general and administrative expenses, corporate interest income and depreciation expense, benefit from income taxes, warrant liability gain (loss) and the effects of the previously mentioned items within our equity and earnings (loss) from Real Estate Affiliates. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) from continuing operations to calculate REP EBT is appropriate to provide additional information to investors. REP EBT excludes certain non-recurring and non-cash items, which we believe are not indicative of our core operating performance.

REP EBT should not be considered as an alternative to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss) from continuing operations, as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of this metric are that it:

•                  does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•                  does not reflect corporate general and administrative expenses:

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

Operating Assets Net Operating Income

We believe that net operating income (“NOI”) is a useful supplemental measure of the performance of our Operating Assets. We define NOI as property specific revenues (rental income, tenant recoveries and other income) less expenses (real estate taxes, repairs and maintenance, marketing and other property expenses) excluding the operations of properties held for disposition. NOI also excludes straight line rents, market lease amortization, impairments, depreciation, ground rent and other amortization expense.

Because NOI excludes general and administrative expenses, interest expense, impairments, depreciation and amortization, gains and losses from property dispositions, earnings attributable to non-controlling interests and provision for income taxes, we believe that it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in occupancy rates, rental rates, and operating costs. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns.

Although we believe that NOI provides useful information to the investors about the performance of our Operating Assets due to the exclusions noted above, NOI should only be used as an alternative measure of the financial performance of such assets and not as an alternative to GAAP operating income (loss) or net income (loss) available to common stockholders. For reference, and as an aid in understanding our computation of NOI, a reconciliation of NOI to REP EBT has been presented in the Operating Assets segment discussion below and a reconciliation of REP EBT to consolidated operating income (loss) from continuing operations as computed in accordance with GAAP has been presented in Note 14.

Results of Operations

On July 1, 2011, we acquired our partner’s economic interest in TWCPC Holdings, L.P., (“The Woodlands Commercial”), The Woodlands Operating Company, L.P. (“The Woodlands Operating”) and The Woodlands Land Development Company, L.P. (“The Woodlands MPC”, and together with The Woodlands Commercial and The Woodlands Operating, “The Woodlands”), located near Houston, Texas. As a result of the acquisition, we now consolidate The Woodlands’ operations in our consolidated financial statements, and our consolidated financial statements are therefore not comparable to prior periods. Prior to such acquisition, we accounted for The Woodlands using the equity method.

Consolidated revenues for the three months ended March 31, 2012 increased 50.2% to $79.8 million from $53.1 million for the three months ended March 31, 2011. The increase in revenues is primarily due to the inclusion of $39.6 million from The Woodlands operations, offset by lower land sales revenues for Summerlin of $10.6 million.

The net loss attributable to common stockholders was $112.3 million or $2.96 loss per diluted share for the three months ended March 31, 2012 as compared to a net loss attributable to common stockholders of $114.5 million or $3.02 loss per diluted share for the corresponding period in 2011. The $2.2 million lower net loss for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is primarily due to $4.1 million of consolidated net income from The Woodlands and a $4.1 million lower warrant liability loss for the first quarter 2012 as well as a $1.5 million lower distribution from the Summerlin Hospital investment, $1.6 million increase in general and administrative expenses, $0.9 million increase in provision for income taxes, $0.6 million increase in depreciation and amortization expense and $1.6 million lower equity income due to the consolidation of The Woodlands for the first quarter 2012 compared to the first quarter 2011. The increases in the general and administrative expenses and provision for income taxes exclude amounts associated with The Woodlands.

Segment Operations

The Woodlands operating results for the three months ended March 31, 2011 when this investment was a Real Estate Affiliate are now presented at 100% on a segment basis to provide comparability between periods for analyzing operating results. See Note 14 for additional information including reconciliations of our segment basis results to generally accepted accounting principles (“GAAP”) basis results.

Master Planned Communities Segment

MPC revenues vary between periods based on economic conditions and several factors such as location, development density and commercial or residential use, among others. Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values,projected future improvements and other capitalized costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition costs and improvements incurred in prior periods, and may also have been previously written down through impairment charges. Expenditures for improvements in the current period are capitalized and generally would not be reflected in the income statement in the current year.

MPC sales data for the three months ended March 31, 2012 and 2011 is summarized as follows:

		Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
		Three Months Ended March 31,
($ in thousands)		2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Residential Land Sales

Maryland - Columbia	Townhomes	$1,923	$939	0.6	0.3	13	7	$3,419	$2,864	$148	$134

Bridgeland	Single family - detached	5,345	3,721	19.9	13.0	98	63	269	286	55	59

Summerlin	Single family - detached (1)	6,318	14,076	24.5	35.0	109	196	258	408	58	72
	Custom lots	790	—	0.7	—	2	—	1,068	—	395	—

The Woodlands	Single family - detached (2)	21,035	17,970	58.0	53.9	202	217	362	333	104	83
		35,411	36,706	103.7	102.2	424	483

Commercial Land Sales

Summerlin Not-for-profit		—	3,616	—	16.0	—	—	—	226

The Woodlands	Office and other	—	1,800	—	3.0	—	—	—	600
	Retail	—	1,638	—	2.0	—	—	—	819
		—	7,054	—	21.0
Total acreage sales revenue		35,411	43,760
Deferred revenue		(743)	(1,841)
Special Improvement District revenue		1,421	2,881
Total segment land sales revenue		36,089	44,800

The Woodlands acreage sales (3)		—	(21,408)
Total land sales revenue - GAAP basis		$36,089	$23,392

(1)  The Summerlin 2012 revenue per acre of $258,000 includes 14 single family finished lots that average $683,000 per acre and 95 super pad lots that average $225,000 per acre.

(2) The Woodlands 2011 lot sales revenues were restated to include builder price participation collected at lot closing to conform with the 2012 lot sales presentation.

(3)  The Woodlands acreage sales for the three months ended March 31, 2011 are deducted from Total segment land sales revenue to derive Total land sales revenue - GAAP basis because The Woodlands operating results were not consolidated during this period.

Land sales decreased $8.7 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Approximately $7.1 million of the decrease is due to no commercial land sales during the three months ended March 31, 2012, compared to $7.1 million for the three months ended March 31, 2011.

For the three months ended March 31, 2012, we sold 104 residential acres as compared to 102 acres for the three months ended March 31, 2011.  The majority of the acres sold were from The Woodlands (58 acres), Summerlin (25 acres) and Bridgeland (20 acres) communities.While the residential acres sold in the first quarter of 2012 were two more than the same period in 2011, total residential land sales were $1.3 million lower due to the type/mix of lots sold, the location and intended development density. Bridgeland had no commercial land sales during the first quarter of 2012 and all of 2011, and we expect minimal commercial sales until new home sales generate a critical mass of demand for local commercial retail, office and lodging properties. Any variances in price per acre are largely attributable to selling certain product types in different locations.

In general, the lower the lot price, the lower the average price per acre. The decreases in average price per lot and per acre are primarily due to a higher percentage of smaller lots being sold in the first quarter 2012 compared to first quarter 2011. For large MPCs, such as ours, sales prices on a per lot and per acre basis generally increase as the size of the developed lot grow until an MPC reaches the level whereby land is becoming scarce, that is the point where pricing starts to escalate markedly on a per lot and per acre basis as a result of the premium that is charged because of less land being available for sale.

The Houston, Texas area has benefitted from a strong energy sector for many years.  According to the Bureau of Labor Statistics (“BLS”), the area’s unemployment rate at the end of February 2012 was approximately 7.2%, which was over one percentage point lower than the 8.3% national average. ExxonMobil is constructing a large corporate campus on a 385-acre site just south of The Woodlands. The site is expected to include approximately 3 million square feet of space. According to several reports, ExxonMobil expects to begin relocating employees into this new location starting in 2014 and ending in 2015.  We believe that the direct and indirect jobs related to this relocation will have a significant positive impact on The Woodlands and Bridgeland due to increased housing demand, as well as commercial space needs for companies servicing ExxonMobil.

Bridgeland’s land sales revenues were $5.3 million for the first quarter 2012, a $1.6 million increase from the first quarter 2011, and the number of lots sold increased to 98 from 63 over the same period.  Average price per acre decreased to $269,000 from $286,000, and average price per lot decreased to $55,000 from $59,000 from the first quarter 2011 compared to first quarter 2012.  The decreases in average price per acre and lot are primarily due to a higher mix of smaller lots sold in the first quarter 2012 compared to first quarter 2011.

The Woodlands residential land sales were $21.0 million representing 202 lots sold during the first quarter of 2012, compared to $18.0 million of revenues representing 217 lots sales for the first quarter of 2011.  The improvement in price per acre ($362,000 compared to $333,000) and price per lot ($104,000 compared to $83,000) is due to a higher mix of larger lots sold for the first quarter of 2012 compared to first quarter of 2011.

Summerlin’s residential land sales revenue decreased by $7.0 million in the first quarter of 2012 compared to the first quarter of 2011. Summerlin sold 111 residential lots during the three months ended March 31, 2012 compared to 196 lots during the three months ended March 31, 2011. At March 31, 2012, Summerlin has under contract 223 residential lots representing approximately $16.1 million of sales, of which $14.9 million is scheduled to close in 2012, if all sales are completed.

Total revenue and expenses for the Master Planned Communities segment is summarized as follows:

	Three months Ended March 31,
	2012	2011
	(In thousands)
Master Planned Communities (*)
Land sales	$36,089	$44,800
Builder price participation	813	1,086
Other land sale revenues	3,633	2,934
Total revenues	40,535	48,820
Cost of sales - land	18,679	26,926
Land sales operations	9,578	8,581
Depreciation and amortization	2	23
Interest, net	(3,484)	(4,754)
Total expenses	24,775	30,776
Venture partner share of The Woodlands EBT	—	(4,931)
MPC EBT	$15,760	$13,113

(*)  Our master planned communities segment includes revenues and expenses related to The Woodlands. On July 1, 2011, we acquired our partner’s equity interest. As a result of the acquisition, we now consolidate The Woodlands’ operations. Prior to the acquisition, The Woodlands was accounted for using the equity method. For a detailed breakdown of EBT, refer to Note 14.

As described above, land sales decreased $8.7 million for the quarter ended March 31, 2012 as land sales in Bridgeland increased by $1.6 million and in Columbia by $1.0 million, offset by lower land sales compared to the same period in 2011 in Summerlin of $10.6 million. Adding to the lower revenues for the first quarter of 2012 compared to the same period in 2011 was a reduction of $1.5 million in Special Improvement District revenues which were directly impacted by the reduced land sales in Summerlin, partially offset by a $1.1 million decrease in deferral of first quarter, 2012 land sale revenue recognition compared to the same period in 2011.

Other land sale revenues for the three months ended March 31, 2012 increased by $0.7 million compared to the three months ended March 31, 2011, as a result of $0.4 million higher easement fees in The Woodlands and collection of a $0.3 million fee related to a land use change.

The cost of land sales decreased by $8.2 million for the quarter ended March 31, 2012 compared to the same period in 2011 due primarily to lower land sales in Summerlin. Our land sales gross margins, which include builder price participation, increased to approximately 49.4% for the first quarter of 2012 compared to 41.3% for the first quarter of 2011. The lower mix of Summerlin land sales in the first quarter of 2012 compared to the first quarter of 2011 was responsible for the increase.

Land sales operations increased $1.0 million for the quarter ended March 31, 2012 compared to the same period in 2011. The majority of this increase is attributable to higher commissions on custom lot sales direct to homeowners in The Woodlands, along with higher advertising expenses.

Prior to July 1, 2011, The Woodlands as a stand-alone entity was not able to capitalize all its interest expense due to a lack of qualifying base. Upon the acquisition of our partner’s 47.5% economic share all interest expense related to The Woodlands is capitalizable due to the larger qualified base of HHC.

In addition to REP EBT for the Master Planned Communities, management believes that certain members of the investment community measure the value of the assets in this segment based on a computation of their annual contribution to liquidity and capital available for investment.

MPC Net Contribution

	Three Months Ended March 31,
	2012	2011
	(In thousands)
MPC REP EBT (*)	$15,760	$13,113
Plus:
Cost of sales - land	18,679	21,468
Depreciation and amortization	2	12
Less:
MPC land/residential development and acquisitions expenditures	24,284	22,091
MPC Net Contribution	$10,157	$12,502

(*)  Our master planned communities segment includes revenues and expenses related to The Woodlands Partnerships. On July 1, 2011, we acquired our partner’s equity interest. As a result of the acquisition, we now consolidate The Woodlands’ operations into our consolidated financial statements. Prior to such acquisitions, we accounted for The Woodlands using the equity method.  For a detailed breakdown of REP EBT, refer to Note 14.

Accordingly, the above table sets forth MPC Net Contribution for the three months ended March 2012 and 2011. MPC Net Contribution is defined as MPC REP EBT, plus MPC cost of sales and depreciation and amortization, and reduced by MPC development and acquisition expenditures. Current period expenditures primarily relate to land expected to be sold in future periods. The reduction in the MPC Net Contribution of $2.3 million during 2012 compared to 2011 is primarily attributable to higher land expenditures for The Woodlands of $7.6 million partially offset by lower land expenditures for Summerlin of $5.9 million. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance.

Operating Assets Segment

We view NOI as an important measure of the operating performance of our Operating Assets. These assets typically generate rental revenues sufficient to cover their operating costs, and variances between years in net operating income typically results from changes in rental rates, occupancy, tenant mix and operating expenses.

Operating Assets NOI and REP EBT

(Classifications based on ownership as of March 31, 2012)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating Assets
Retail
Ward Centers	$5,564	$5,587
South Street Seaport (a)	458	652
Rio West Mall	400	372
Landmark Mall (a)	275	358
Riverwalk Marketplace (a)	164	70
Cottonwood Square	113	82
Park West	266	114
20/25 Waterway Avenue	439	226
Waterway Garage Retail	3	—
Total Retail	7,682	7,461
Office
110 N. Wacker	1,530	1,530
Columbia Office Properties	410	721
4 Waterway Square	1,055	353
9303 New Trails (b)	389	166
1400 Woodloch Forest	375	269
2201 Lake Woodlands Drive	—	83
Total Office	3,759	3,122

The Woodlands Resort and Conference Center	2,243	1,964
Total Retail, Office, Resort and Conference Center	13,684	12,547

The Club at Carlton Woods	(1,008)	(1,069)
The Woodlands Parking Garages	(255)	(232)
The Woodlands Ground leases	99	85
Other Properties	340	570
Total Other	(824)	(646)
Total Operating Assets NOI	12,860	11,901

Straight-line lease amortization	210	884
Depreciation and amortization	(4,857)	(4,992)
Equity in earnings from Real Estate Affiliates	2,677	3,288
Interest, net	(3,301)	(3,836)
Less: Partners’ share of Operating Assets REP EBT	—	(702)
Operating assets REP EBT (100% Owned)	$7,589	$6,543

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating Assets NOI - Equity and Cost Method Investments
Millennium Waterway Apartments	$1,034	$(22)
Woodlands Sarofim # 1	286	400
Stewart Title (title company)	133	41
Forest View/Timbermill Apartments (d)	494	420
Total NOI - equity investees	1,947	839

Adjustments to NOI (c)	(934)	(898)
Equity Method Investments REP EBT	1,013	(59)
Less: Joint Venture Partner’s Share of REP EBT	(712)	(547)
Equity in earnings from Real Estate Affiliates	301	(606)

Distributions from Summerlin Hospital Investment	2,376	3,894
Equity in earnings from Real Estate Affiliates	$2,677	$3,288

Company’s Share of Equity Method Investments NOI
Millennium Waterway Apartments	$864	$(18)
Woodlands Sarofim # 1	57	80
Stewart Title (title company)	67	21
Forest View/Timbermill Apartments (d)	247	210
Total NOI - equity investees	$1,235	$293

	Economic	March 31, 2012
	Ownership	Debt
		(In thousands)
Millennium Waterway Apartments	83.55%	$47,175
Woodlands Sarofim #1	20.00%	7,019
Stewart Title (title company)	50.00%	—
Forest View/Timbermill Apartments (d)	50.00%	5,575

(a)	Straight-line ground rent amortization was excluded from 2011 amounts to conform to 2012.
(b)	During 2011 as well as in January 2012, a portion of The Woodlands’ staff occupied from approximately 5,900 square feet to almost 10,000 square feet of this building.
(c)	Adjustments to NOI include straight-line and market lease amortization, depreciation and amortization and non-real estate taxes.
(d)

On April 19, 2012, the joint ventures owning the Forest View and Timbermill apartments completed their sale to a third party. Our share of the distributable cash, after repayment of debt and transaction expenses, was $8.6 million.

Retail Properties

NOI of $7.7 million for the three months ended March 31, 2012 was essentially flat as compared to the three months ended March 31, 2011. Higher NOI at Park West, Riverwalk Marketplace and 20/25 Waterway Avenue was slightly more than offset by a decrease in NOI at Rio West Mall, Landmark Mall and South Street Seaport.

Lower NOI at Rio West Mall and Landmark Mall is due to the loss of permanent tenants that were replaced by specialty and temporary leasing arrangements. Higher NOI at Park West Mall is primarily due to lower operating costs. Higher NOI at Riverwalk Marketplace is a result of a strong specialty leasing program as well as special events associated with the NCAA men’s final four basketball program and Lundi Gras. NOI at South Street Seaport for the three months ended March 31, 2011 includes the collection of $0.2 million in rent from a delinquent tenant which was previously reserved. South Street Seaport’s NOI is generally higher during the period April through August due to seasonality of the property.

Higher NOI for 20/25 Waterway Avenue was a result of performing at 98.0% occupancy for the first quarter of 2012 as compared to approximately 67.0% occupancy in 2011. Higher NOI at Park West primarily was due to lower occupancy costs as the market continues to remain depressed.

Office Properties

All of the office properties listed in the NOI schedule, except for 110 N. Wacker and the Columbia Office Properties, are located in The Woodlands.

NOI of $3.8 million for the three months ended March 31, 2012 increased 20.4% from $3.1 million for the three months ended March 31, 2011. The increase was due to 4 Waterway Square and 9303 New Trails nearing stabilization.  4 Waterway Square and 9303 New Trails are expected to reach stabilized annual NOI of approximately $5.5 million and $1.8 million, respectively, during the second quarter of 2012. From November 2009 through January 2012, we occupied a portion of 9303 New Trails office space ranging from 5,914 square feet to 9,969 square feet, which represents 6.1% and 10.2% respectively, of the total building square footage; however, we moved into another third party owned asset in January 2012. The increase in NOI from The Woodlands office properties was partially offset by $0.3 million decrease for the Columbia Office Properties. The Columbia Office Properties’ NOI for the three months ended March 31, 2012 decreased approximately $0.2 million related to the compensation costs associated with managing the office properties that were not allocated in 2011.

The Woodlands Resort and Conference Center

The Woodlands Resort and Conference Center’s increase in NOI for 2012 as compared to 2011, is primarily due to higher overall revenue per available room (which is the average daily room rate multiplied by average occupancy), which increased 16.0% to $109.75 compared to $94.58 for the same period in the prior year. Increased business activity and strong local economic conditions at The Woodlands and surrounding areas, are driving increased revenue and NOI as compared to 2011.

Other

The Club at Carlton Woods (the “Club”) is a 36-hole golf and country club at The Woodlands with 582 total members as of March 31, 2012. We estimate the Club requires approximately 800 members to achieve break-even NOI, and therefore we expect to incur NOI losses into the foreseeable future.

The Woodlands Parking Garages comprise nearly 3,000 parking spaces in two separate parking structures. The Waterway Square Garage (1,942 spaces) is located in The Woodlands Town Center and has excess parking capacity for future commercial development. Woodloch Forest garage has approximately 1,000 total spaces with 300 spaces available for future adjacent office development.

Partially Owned

The Millennium Waterway Avenue Apartments are approximately 91.4% leased as of March 31, 2012. The apartments were in their initial lease-up period during 2011, and we expect these apartments to reach annual NOI of approximately $4.6 million during 2012. On April 23, 2012, we agreed to acquire our partner’s interest in the Millennium Waterway Apartments at an implied valuation of $74.1 million for the property. The purchase is expected to close during the second quarter 2012 upon completion of a $55.4 million ten-year agency financing. We expect the financing and purchase to generate approximately $3.6 million of net proceeds to us.

During the first quarter 2012, we received a $2.4 million distribution from our Summerlin Hospital investment. We received a $3.9 million distribution in the first quarter of 2011, approximately $2.0 million of which related to the calendar year 2010 and the remaining $1.9 million related to periods prior to 2010 which had been deferred due to a capital project at the hospital. Distributions from the Summerlin Hospital are typically made one time per year and in the first quarter.

On April 19, 2012 the joint ventures owning the Forest View and Timbermill tax-credit apartments completed their sale to a third party.  Our share of the distributable cash, after repayment of debt and transaction costs, was $8.6 million.

Total revenue and expenses for the Operating Assets segment is summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating Assets (*)
Minimum rents	$18,522	$17,907
Resort and conference center revenues	9,657	8,665
Other rental and property revenues	10,556	9,816
Total revenues	38,735	36,388
Rental property real estate taxes	2,619	2,975
Rental property maintenance costs	1,858	1,487
Resort and conference center operations	7,414	6,701
Other property operating costs	13,774	12,286
Provisions for doubtful accounts	—	154
Depreciation and amortization	4,857	4,992
Interest, net	3,301	3,836
Equity in Earnings from Real Estate Affiliates	(2,677)	(3,288)
Total expenses	31,146	29,143
Venture partner share of The Woodlands	—	(702)
REP EBT
Operating Assets REP EBT	$7,589	$6,543

(*) For a detailed breakdown of our Operating Assets segment REP EBT, refer to Note 14. Such amounts include The Woodlands at 100%.

Significant variances in major items of revenues and expenses in EBT not explained in the NOI items described immediately above are detailed below.

Total revenues of $38.7 million for the three months ended March 31, 2012 increased 6.4% as compared to $36.4 million for the same period in 2011. The increase is primarily related to higher occupancy at the resort and conference center as well as higher tenant occupancy at the properties located in The Woodlands. Carlton Woods’ revenues of $2.8 million and $2.4 million for the three months ended March 31, 2012 and 2011, respectively, are included in other rental and property revenues.

Other property operating costs increased by $1.5 million to $13.8 million for the three months ended March 31, 2012 compared to 2011. The principal reasons for the increase in 2012 compared to 2011 were increased utility costs of $0.3 million at Ward and Landmark, higher compensation costs of $0.3 million at Landmark and Ward as well as higher operating costs of $0.3 million at Carlton Woods due to increased memberships and higher operating costs of $0.2 million at 4 Waterway Square due to increased occupancy.

Other property operating costs generally include recoverable and non-recoverable costs relating to our properties. Carlton Woods’ expenses of $3.8 million and $3.5 million for the three months ended March 31, 2012 and 2011, respectively, are also included in other property operating costs.

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

Total revenue and expenses for the Strategic Developments segment is summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Strategic Developments (*)
Minimum rents	$243	$213
Condominium unit sales	134	3,764
Other rental and property revenues	118	1,076
Total revenues	495	5,053
Condominium unit cost of sales	117	2,980
Rental and other property operations	1,742	2,348
Depreciation and amortization	59	58
Interest, net	74	—
Total expenses	1,992	5,386
Strategic Developments REP EBT	$(1,497)	$(333)

(*) For a detailed breakdown of our Strategic Developments segment of REP EBT, refer to Note 14.

During the first quarter 2012, HHMK Development, LLC, our venture with local development partners, continued pre-development work on a proposed 210-unit condominium tower above the Nordstrom parking garage at the Ala Moana shopping center in Honolulu, HI.  The venture was formed in 2011 to explore the development of the condominium tower. Based on the pre-development activities performed to date, we currently believe the market will support a development. Accordingly, the venture is finalizing designs for the tower and expects to begin pre-sales before the end of 2012.

On April 12, 2012, the Columbia Parcel D venture (“Parcel D Development LLC”) received approval of the Final Development Plan component of the entitlement process.  This approval is the first step in the process and precedes the submission of the Site Development Plan, scheduled to be submitted in May 2012.  Predevelopment design and engineering is underway to match the jurisdictional approvals.  Based on this timing, construction start is expected by early 2013.

We sold one condominium unit at Nouvelle at Natick for the three months ended March 31, 2012 and have one unit remaining at March 31, 2012. The final unit was sold in April 2012 and both of these 2012 sales were units designated for low-income housing.

The amount in other rental and property revenues for the three months ended March 31, 2011 is primarily due to the sale of two ancillary parcels of land, aggregating approximately 4.6 acres, at the Kendall Town Center. Rental and other property costs decreased during the three months ended March 31, 2012 primarily due to lower real estate taxes and security costs.

General and Administrative, Warrant Loss and Tax

General and administrative, Warrant liability loss and Provision for income taxes are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2012	2011
General and administrative	$9,822	$5,017
Warrant liability loss	121,851	126,045
Provision for income taxes	3,784	2,457

Our general and administrative expenses for the three months ended March 31, 2012 totaled $9.8 million, compared to $11.6 million and $10.0 million for the fourth and third quarters of 2011, respectively. Included in the general and administrative expenses for the three months ended March 31, 2012 and the fourth and third quarters of 2011 were $3.1 million, $2.9 million and $3.0 million, respectively, related to The Woodlands.  Corporate compensation and benefits expenses totaled approximately $5.2 million for the three months ended March 31, 2012.  The first quarter of 2011 was our first full quarter as a public company, and we were in the initial stages of building our infrastructure.  We therefore do not believe that the first quarter 2011 general and administrative expenses are comparable to the first quarter 2012;however, if we had completed The Woodlands acquisition on January 1, 2011, our general and administrative expenses for the three months ended March 31, 2011 would have increased by approximately $3.1 million to $8.1 million.

Warrant liability loss for the three months ended March 31, 2012 and 2011 is due to an increase in estimated value of the Sponsor and Management Warrants (Note 1) during the periods.

The increase in the provision for income taxes for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily attributable to changes in estimated deferred tax elements, including valuation amounts, with respect to certain of our Master Planned Communities and Strategic Developments assets during the three months ended March 31, 2011 and an increase in income subject to taxation primarily due to our 100% ownership of The Woodlands during the first quarter of 2012. In the prior year period, we had a 52.5% economic ownership.

The effective tax rates on our pretax earnings were 3.5% and 2.2% for the three months ended March 31, 2012 and 2011, respectively. The increase in the tax rate was primarily attributable to the decrease in the warrant liability loss for the three months ended March 31, 2012 compared to the same period in 2011. The Company has significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable, and changes in valuation allowances, that cause the Company’s effective tax rate to deviate greatly from statutory rates.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our Master Planned Communities segment, cash generated from our operating assets, net proceeds from asset sales and first mortgage financings secured by our assets. Our primary uses of cash include working capital, overhead, debt repayment, property improvements, pre-development and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing contracted obligations, and anticipated ordinary course operating expenses for at least the next twelve months. The pursuit of development and re-development opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding. We intend to raise this additional funding with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time.

In March 2011, The Woodlands refinanced certain of its debt by entering into a $270 million credit facility, which has an initial maturity in March 2014, and a $36.1 million financing which has an initial maturity in October 2012. Both loans have one-year extension options at our option. As of March 31, 2012, our consolidated debt was $598.3 million and our share of the debt of our Real Estate Affiliates aggregated $43.6 million.

The following table summarizes our Net Debt on a segment basis as of March 31, 2012. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and Special Improvement District receivables. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

Segment Basis Net Debt

	Master					Non-	Total
	Planned	Operating		Strategic	Segment	Segment	March 31,
Segment Basis (a)	Communities	Assets		Developments	Totals	Amounts	2012
(In thousands)
Mortgages, notes and loans payable	$253,591 (b)	$383,423	(c)	$4,757	$641,771	$121	$641,892
Less: Cash and cash equivalents	(43,907)	(25,008	)(d)	—	(68,915)	(144,114)	(213,029)
Special Improvement District receivables	(40,696)	—		—	(40,696)	—	(40,696)
Municipal Utility District receivables	(90,428)	—		—	(90,428)	—	(90,428)
Net debt	$78,560	$358,415		$4,757	$441,732	$(143,993)	$297,739

(a)	Refer to Note 14 - Segments in the Notes to the Condensed Consolidated Financial Statements.
(b)	Includes The Woodlands’s $176.7 million Master Credit Facility outstanding balance.
(c)	Includes our $43.6 million share of debt of our Real Estate Affiliates.
(d)	Includes our $3.1 million share of cash and cash equivalents of our Real Estate Affiliates.

Summary of Cash Flows

The Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 are not comparable on a line item basis because The Woodlands was not consolidated for the three months ended March 31, 2011. Therefore, the following line item comparisons between periods do not include The Woodlands.

Cash Flows from Operating Activities

Cash used in operating activities was $0.9 million for the three months ended March 31, 2012 as compared to cash provided by operations of $4.7 million for the three months ended March 31, 2011.

Cash (used in) provided by operations decreased by $5.5 million for the three months ended March 31, 2012, primarily due to lower land sales revenues for Summerlin of $10.6 million partially offset by an increase in land sales revenues for Bridgeland of $1.6 million as well as lower condominium sales for Nouvelle at Natick of $3.6 million, higher bonus payments of approximately $3.5 million, a lower distribution from our Summerlin Hospital cost investment of $1.5 million and higher general and administrative expenses of $1.5 million. The decreases in cash were partially offset by lower master planned community and condominium development expenditures of $6.0 million at Summerlin as well as cash contribution from The Woodlands business of $5.4 million.

Cash Flows from Investing Activities

Cash used in investing activities was $9.0 million for the three months ended March 31, 2012 and $9.1 million for the three months ended March 31, 2011.

Cash used for acquisition of real estate and property additions/improvements was $7.6 million for the three months ended March 31, 2012, a decrease from $9.1 million for the three months ended March 31, 2011. Total cash expenditures for long-lived assets for Corporate and the Operating Asset segment as well as the Strategic Developments segment were $0.7 million and $6.9 million, respectively, for the three months ended March 31, 2012 and $7.8 million and $1.3 million, respectively, for the three months ended March 31, 2011. The cash expenditures for our Strategic Development segment primarily relate to the construction of 3 Waterway Square at The Woodlands.

Cash Flows from Financing Activities

Cash used by financing activities was $7.8 million for the three months ended March 31, 2012 and net cash provided by financing activities was $0.2 million for the three months ended March 31, 2011.

Principal payments on mortgages, notes and loan payable were $7.5 million for the three months ended March 31, 2012 and $1.7 million for the three months ended March 31, 2011.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements. We have interests in property owning non-consolidated ventures which have mortgage financing. The financings are non-recourse to us and totaled $60.0 million as of March 31, 2012.

REIT Requirements

In order for Ward to remain qualified as a REIT for federal income tax purposes, Ward must distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its stockholders, including us.  See Note 9 for more detail on Ward’s ability to remain qualified as a REIT.

Seasonality

Revenues from development, re-development, or sale of property in our Master Planned Communities segment and Strategic Developments segment are not subject to seasonal variations. Rental income recognized, including overage rent, is higher during the second half of the year for some of our Operating Assets. As a result, rental revenue production in the Operating Assets segment is generally highest in the fourth quarter of each year.  Additionally, some of the retail properties in our Operating Assets segment are subject to seasonal variations, with a significant portion of their sales and earnings occurring during the last two months of the year.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” and it is effective for fiscal years beginning after December 15, 2011. The adoption of this policy did not have an impact on our financial statements. No other new accounting pronouncements have been issued which impact or could impact the prior, current or subsequent periods.

ITEM 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing and with respect to our floating rate financings in that increases in interest rates could adversely affect cash flow. As of March 31, 2012, we had $462.0 million of variable-rate debt outstanding of which $172.0 million has been swapped to a fixed-rate. Approximately $176.7 million of the $290.0 million of total variable rate debt that has not been swapped to a fixed rate is represented by the Master Credit Facility at The Woodlands. Due to the revolving nature of this type of debt, it is generally inefficient to use interest rate swaps as a hedging instrument; rather, we have purchased an interest rate cap for this facility to mitigate our exposure to rising interest rates. We also did not swap to a fixed rate $77.0 million of the outstanding balance on the Victoria Ward financing. The loan is structured to permit partial repayments in order to release collateral for re-development. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. Annual interest expense would increase approximately $2.9 million for every 1% increase in interest rates on this balance. Generally, our interest expense is capitalizable; therefore, the impact on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) is expected to be minimal. For additional information concerning our debt, and management’s estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to Item 2, the Liquidity and Capital Resources discussion above and to Notes 2 and 7. We seek to manage a portion of our floating rate interest exposure by using interest rates swaps and caps.

ITEM 4           CONTROLS AND PROCEDURES

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Internal Controls over Financial Reporting

There have been no changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

In making its assessment of the changes in internal controls over financial reporting as of March 31, 2012, our management excluded the evaluation of internal controls over financial reporting at The Woodlands due to our acquisition of the remaining interest from our former partner on July 1, 2011.

PART II       OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

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

The Howard Hughes Corporation

By:	/s/ Andrew C. Richardson
Andrew C. Richardson
Chief Financial Officer
May 8, 2012

EXHIBIT INDEX

3.1

Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on February 29, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012).

4.1

Section 382 Rights Agreement, dated as of February 27, 2012, by and between The Howard Hughes Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012).

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

†  Filed herewith

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2012.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2012 and 2011, and (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.