Form 10-Q
period 2012-06-30
Howard Hughes Corp
filed 2012-08-09
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of common stock, $0.01 par value, outstanding as of August 5, 2012 was 37,973,640.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2012	2011
	(In thousands, except share amounts)
Assets:
Investment in real estate:
Master Planned Community assets	$1,597,244	$1,602,437
Land	253,024	236,363
Buildings and equipment	627,554	556,786
Less: accumulated depreciation	(101,169)	(92,494)
Developments in progress	204,450	195,034
Net property and equipment	2,581,103	2,498,126
Investment in Real Estate Affiliates	32,597	62,595
Net investment in real estate	2,613,700	2,560,721
Cash and cash equivalents	254,288	227,566
Accounts receivable, net	15,315	15,644
Municipal Utility District receivables, net	94,710	86,599
Notes receivable, net	30,182	35,354
Tax indemnity receivable, including interest	326,972	331,771
Deferred expenses, net	12,549	10,338
Prepaid expenses and other assets, net	119,987	127,156
Total assets	$3,467,703	$3,395,149

Liabilities:
Mortgages, notes and loans payable	$659,397	$606,477
Deferred tax liabilities	76,876	75,966
Warrant liabilities	226,185	127,764
Uncertain tax position liability	133,404	129,939
Accounts payable and accrued expenses	119,435	125,404
Total liabilities	1,215,297	1,065,550

Commitments and Contingencies (see Note 13)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 37,973,640 shares issued and outstanding as of June 30, 2012 and 37,945,707 shares issued and outstanding as of December 31, 2011	379	379
Additional paid-in capital	2,713,178	2,711,109
Accumulated deficit	(459,275)	(381,325)
Accumulated other comprehensive loss	(8,308)	(5,578)
Total stockholders’ equity	2,245,974	2,324,585
Noncontrolling interests	6,432	5,014
Total equity	2,252,406	2,329,599
Total liabilities and equity	$3,467,703	$3,395,149

The accompanying notes are an integral part of the consolidated financial statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues:
Master Planned Community land sales	$43,928	$18,148	$80,017	$41,540
Builder price participation	1,528	597	2,341	1,118
Minimum rents	20,577	16,976	39,474	33,695
Tenant recoveries	6,003	4,615	11,867	9,139
Condominium unit sales	134	6,660	267	10,424
Resort and conference center revenues	11,970	—	21,626	—
Other land revenues	3,531	2,257	7,048	3,556
Other rental and property revenues	6,268	1,568	11,062	4,451
Total revenues	93,939	50,821	173,702	103,923
Expenses:
Master Planned Community cost of sales	22,978	9,438	41,657	24,874
Master Planned Community operations	9,979	4,941	21,026	11,027
Rental property real estate taxes	3,171	2,630	7,009	5,783
Rental property maintenance costs	2,086	1,563	4,041	3,123
Condominium unit cost of sales	36	5,273	96	8,252
Resort and conference center operations	7,371	—	14,785	—
Other property operating costs	15,044	10,135	29,373	20,004
Provision for doubtful accounts	164	304	45	315
General and administrative	8,160	7,662	16,557	12,483
Depreciation and amortization	5,893	3,186	10,951	6,383
Total expenses	74,882	45,132	145,540	92,244

Operating income	19,057	5,689	28,162	11,679

Interest income	2,342	2,243	4,673	4,754
Interest expense	(200)	—	(201)	—
Warrant liability gain (loss)	23,430	56,910	(98,421)	(69,135)
Loss on remeasurement of tax indemnity receivable	(8,782)	—	(8,782)	—
Equity in earnings from Real Estate Affiliates	446	2,110	3,122	7,623
Income (loss) before taxes	36,293	66,952	(71,447)	(45,079)
Provision for income taxes	1,301	959	5,085	3,415
Net income (loss)	34,992	65,993	(76,532)	(48,494)
Net income attributable to noncontrolling interests	(682)	(20)	(1,418)	(48)
Net income (loss) attributable to common stockholders	$34,310	$65,973	$(77,950)	$(48,542)

Basic Income (Loss) Per Share:	$0.91	$1.74	$(2.06)	$(1.28)

Diluted Income (Loss) Per Share:	$0.27	$0.22	$(2.06)	$(1.28)

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Comprehensive Income (Loss), Net of Tax:
Net income (loss)	$34,992	$65,993	$(76,532)	$(48,494)
Other comprehensive income (loss):
Interest rate swap	(2,263)	(748)	(2,161)	(748)
Capitalized swap interest	(159)	—	(569)	—
Pension plan adjustment	—	(63)	—	(128)
Other comprehensive loss	(2,422)	(811)	(2,730)	(876)
Comprehensive income (loss)	32,570	65,182	(79,262)	(49,370)
Comprehensive income attributable to noncontrolling interests	(682)	(20)	(1,418)	(48)
Comprehensive income (loss) attributable to common stockholders	$31,888	$65,162	$(80,680)	$(49,418)

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

					Accumulated	Noncontrolling
			Additional		Other	Interests in
		Common	Paid-In	Accumulated	Comprehensive	Consolidated	Total
(In thousands, except shares)	Shares	Stock	Capital	Deficit	Income (Loss)	Ventures	Equity
Balance January 1, 2011	37,904,506	$379	$2,708,036	$(528,505)	$(1,627)	$824	$2,179,107
Net income (loss)		—	—	(48,542)	—	48	(48,494)
Distributions to noncontrolling interests		—	—	—	—	(63)	(63)
Other comprehensive loss		—	—	—	(876)	—	(876)
Stock plan activity	37,601	—	1,245	—	—	—	1,245
Balance, June 30, 2011	37,942,107	$379	$2,709,281	$(577,047)	$(2,503)	$809	$2,130,919

Balance January 1, 2012	37,945,707	$379	$2,711,109	$(381,325)	$(5,578)	$5,014	$2,329,599
Net income (loss)		—	—	(77,950)	—	1,418	(76,532)
Interest rate swaps, net of tax ($150)		—	—	—	(2,161)	—	(2,161)
Capitalized swap interest, net of tax $330		—	—	—	(569)	—	(569)
Stock plan activity	27,933	—	2,069	—	—	—	2,069
Balance, June 30, 2012	37,973,640	$379	$2,713,178	$(459,275)	$(8,308)	$6,432	$2,252,406

The accompanying notes are an integral part of the consolidated financial statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(76,532)	$(48,494)
Adjustments to reconcile net loss to cash provided by operating activities:
Loss on remeasurement of tax indemnity receivable	8,782	—
Equity in earnings (loss) from Real Estate Affiliates, net of distributions	72	(3,547)
Provision for doubtful accounts	45	315
Depreciation	8,853	5,435
Amortization	2,098	948
Amortization of deferred financing costs and debt market rate adjustments, net	(155)	277
Amortization of intangibles other than in-place leases	(89)	45
Straight-line rent amortization	(482)	(758)
Deferred income taxes	4,612	3,302
Restricted stock and stock option amortization	2,069	876
Warrant liability loss	98,421	69,135
Master Planned Community and condominium development expenditures	(47,235)	(33,206)
Master Planned Community and condominium cost of sales	39,467	29,938
Net changes:
Accounts and notes receivable	9,682	2,512
Prepaid expenses and other assets	2,191	(3,803)
Deferred expenses	(1,730)	(492)
Accounts payable and accrued expenses	(20,508)	(234)
Other, net	(10)	(5,256)
Cash provided by operating activities	29,551	16,993

Cash Flows from Investing Activities:
Real estate and property expenditures	(20,036)	(18,565)
Consideration paid to acquire Millennium Waterway Apartments, net of cash acquired	(2,721)	—
Distribution from Millennium Waterway Apartments	6,876	—
Proceeds from sales of investment in Real Estate Affiliates	8,579	—
Investments in Real Estate Affiliates	(1,450)	(42)
Decrease in restricted cash	7,703	—
Cash used in investing activities	(1,049)	(18,607)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	35,827	29,000
Principal payments on mortgages, notes and loans payable	(36,308)	(38,049)
Deferred financing costs	(1,299)	—
Proceeds from issuance of management warrants	—	2,000
Distributions to noncontrolling interests	—	(63)
Cash used in financing activities	(1,780)	(7,112)

THE HOWARD HUGHES CORPORATION

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Net change in cash and cash equivalents	26,722	(8,726)
Cash and cash equivalents at beginning of period	227,566	284,682
Cash and cash equivalents at end of period	$254,288	$275,956

Supplemental Disclosure of Cash Flow Information:
Interest paid	$10,284	$7,410
Interest capitalized	13,253	8,707
Income taxes paid	824	—

Non-Cash Transactions:
Consolidation of partner’s interest:
Land	(15,917)	—
Building and equipment	(56,002)	—
Other Assets	(2,669)	—
Mortgages, notes and loans payable	55,584	—
Other liabilities	754	—
Reduction in investments in Real Estate Affiliates due to the Millennium Waterway
Apartments’ acquisition	22,405	—
Special Improvement District bond transfers associated with land sales	(2,189)	(3,188)
Real estate and property expenditures	4,345	—
Prepetition liabilities funded by GGP	—	2,714

The accompanying notes are an integral part of the consolidated financial statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1                            BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the SEC. Such condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements for the year ended December 31, 2011 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. We have made certain reclassifications in 2011 to conform to the 2012 presentation. In 2011, we reclassified $3.3 million of deferred income taxes from accounts payable and accrued expenses on the Condensed Consolidated Statements of Cash Flows to conform to the 2012 presentation. During the second quarter of 2012, we reclassified certain salaries and overhead costs relating to land development activities for The Woodlands from general and administrative expenses to Master Planned Community operations. Reclassification of $1.4 million for the six months ended June 30, 2012 was related to the three months ended March 31, 2012, and reclassifications of $1.3 million and $2.5 million were related to the three and six months ended June 30, 2011, respectively. In addition, we reclassified operating costs related to the Columbia office properties from general and administrative expenses to other property costs. The amounts reclassified were $0.1 million and $0.3 million for the three months and six months ended June 30, 2011. The results for the interim period ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

As more fully described in Note 4, on July 1, 2011, we acquired our partner’s 47.5% economic interest in The Woodlands not previously owned by us. As a result of the acquisition, beginning on July 1, 2011, we consolidated the financial results of The Woodlands which were previously accounted for under the equity method. Our financial statements as of and for the six months ended June 30, 2012 are not comparable to the same period in 2011 due to the consolidation of The Woodlands.

Management has evaluated all material events occurring subsequent to the date of the condensed consolidated financial statements up to the date and time this Quarterly Report is filed on Form 10-Q.

NOTE 2                            SPONSORS AND MANAGEMENT WARRANTS

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated $178.4 million fair value for the Sponsors Warrants and estimated $47.8 million fair value for the Management Warrants as of June 30, 2012, have been recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data. The estimated fair values for the Sponsor Warrants and Management Warrants were $102.6 million and $25.2 million, respectively, as of December 31, 2011. Changes in the fair value of the Sponsors Warrants and the Management Warrants are recognized in earnings, and accordingly, a warrant liability gain of $23.4 million and a warrant liability loss of $98.4 million were recognized for the three and six months ended June 30, 2012, respectively, compared to a warrant liability gain of $56.9 million and a warrant liability loss of $69.1 million for the three and six months ended June 30, 2011, respectively.

NOTE 3                            EARNINGS PER SHARE

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

Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Basic EPS:
Numerator:
Net income (loss)	$34,992	$65,993	$(76,532)	$(48,494)
Net income attributable to noncontrolling interests	(682)	(20)	(1,418)	(48)
Net income (loss) attributable to common stockholders	$34,310	$65,973	$(77,950)	$(48,542)

Denominator:
Weighted average basic common shares outstanding	37,907	37,897	37,905	37,897

Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$34,310	$65,973	$(77,950)	$(48,542)
Less: Warrant liability gain	(23,430)	(56,910)	—	—
Adjusted net income (loss) available to common stockholders	$10,880	$9,063	$(77,950)	$(48,542)

Denominator:
Weighted average basic common shares outstanding	37,907	37,897	37,905	37,897
Restricted stock and stock options	5	3	—	—
Warrants	2,339	2,970	—	—
Weighted average diluted common shares outstanding	40,251	40,870	37,905	37,897

Basic Earnings (Loss) Per Share:	$0.91	$1.74	$(2.06)	$(1.28)

Diluted Earnings (Loss) Per Share:	$0.27	$0.22	$(2.06)	$(1.28)

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The diluted EPS computation for the three months ended June 30, 2012 excludes 847,937 stock options and 14,900 shares of restricted stock because their inclusion would have been anti-dilutive. The diluted EPS computation for the six months ended June 30, 2012 excludes 847,937 stock options, 57,933 shares of restricted stock and 10,862,687 Sponsors and Management warrants because their inclusion would have been anti-dilutive.

NOTE 4                            ACQUISITIONS AND DISPOSITIONS

On May 31, 2012, we acquired our partner’s interest  in the 393-unit Millennium Waterway Apartments for $6.9 million, following the funding of a $55.6 million ten-year non-recourse mortgage bearing a 3.75% interest rate. Total assets of $78.6 million and liabilities of $56.4 million, including the recently funded loan, were consolidated into our financial statements at fair value as of the acquisition date. Prior to the acquisition, we accounted for our investment in Millennium Waterway Apartments under the equity method. We now own 100% of this stabilized Class A multi-family property located in The Woodlands Town Center. This transaction did not represent a significant acquisition of assets under the SEC rules. Included in the consolidated statements of income (loss) since the acquisition date are revenues of $0.6 million and net income of $0.3 million for the three months ended June 30, 2012. In conjunction with this acquisition, we entered into a new joint venture with the partner to construct a 314-unit Class A multi-family property. Please refer to Note 7 — Real Estate Affiliates for a description of the new joint venture.

As previously disclosed in our annual report, we are actively pursuing the sale of our 22-acre site in Pocatello, Idaho (Alameda Plaza). On July 6, 2012, we sold 11.5 acres consisting of 104,705 square feet of mostly vacant retail space for $4.6 million. We are continuing to explore the sale of the remaining 10.5 acres consisting of 85,636 square feet of mostly vacant retail space.

On July 1, 2011, we acquired our partner’s 47.5% economic interest (represented by a 57.5% legal interest) in TWCPC Holdings, L.P., The Woodlands Operating Company, L.P. and TWLDC Holdings, L.P. (collectively referred to as “The Woodlands”) for $117.5 million. The Woodlands is located near Houston, Texas.  We made the acquisition so that we can control attractive residential and commercial future development opportunities and assets as well as to internalize The Woodlands platform to benefit our Master Planned Community (“MPC”) business. As a result of the acquisition, we now consolidate The Woodlands operations and our condensed consolidated financial statements are therefore not comparable to prior periods. Please refer to Note 15 — Segments for a presentation of the results as if we consolidated The Woodlands for all periods presented. Prior to such acquisition, we accounted for The Woodlands using the equity method.

Pro Forma Information

The following pro forma information for the three and six months ended June 30, 2011 was prepared as if The Woodlands’ acquisition had occurred as of the beginning of such period:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(In thousands)
Total revenues	$95,586	$185,847
Net income (loss) attributable to common shareholders	72,702	(37,888)

Pro forma adjustments were made for: (1) purchase accounting, including (a) depreciation for the step-up in basis for property, plant and equipment, (b) amortization of in-place and above/below market leases, (c) land cost of sales increase for step-up in land basis for finished lots acquired and sold and (d) amortization of deferred financing costs,

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prepaid commissions and deferred profits which were eliminated and (2) adjustments for interest expense which is capitalizable in accordance with the Company’s interest capitalization policy.

The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition occurred as of the beginning of the period presented, nor is it necessarily indicative of future results.

NOTE 5                            IMPAIRMENT

We review our real estate assets, including operating assets, land held for development and sale and developments in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Generally accepted accounting principles require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below market rate of return.

Our investment in each of the Real Estate Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the decrease in value of our investment in a Real Estate Affiliate is deemed to be other-than-temporary, our investment in such Real Estate Affiliate is reduced to its estimated fair value.

There were no impairment charges recorded during the three or six months ended June 30, 2012 and 2011.

NOTE 6                                              FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents, for each of the fair value hierarchy levels required under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” our assets and liabilities that are measured at fair value on a recurring basis.

	June 30, 2012				December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
			Significant				Significant
		Quoted Prices in	Other	Significant		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable		Active Markets	Observable	Unobservable
		Identical Assets	Inputs	Inputs		for Identical	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total	Assets (Level 1)	(Level 2)	(Level 3)
	(In thousands)				(In thousands)
Liabilities
Warrants	$226,185	$—	$—	$226,185	$127,764	$—	$—	$127,764
Interest rate swaps	6,697	—	6,697	—	4,367	—	4,367	—

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of counterparty credit risk. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	2012	2011
	(In thousands)
Balance as of December 31,	$127,764	$227,348
Warrant liability loss	98,421	69,135
Purchases	—	2,000
Balance as of June 30,	$226,185	$298,483

The significant unobservable input used in the fair value measurement of our warrants designated as Level 3 is as follows:

		Valuation	Unobservable	Range/
	Fair Value	Technique	Input	Average
(In thousands)
		Option Pricing	Expected	27%-33%
Warrants	$226,185	Valuation Model	Volatility (a)	(29.6%)

(a) Based on the asset volatility of comparable companies.

The expected volatility in the table above is a significant unobservable input used to estimate the fair value of our warrant liabilities. An increase in expected volatility would increase the fair value of the liability, while a decrease in expected volatility would decrease the fair value of the liability.

The following table summarizes our assets and liabilities that were measured at fair value on a non-recurring basis as a result of the acquisition of our partner’s interest in the Millennium Waterway Apartments.

		Quoted Prices in		Significant		Total Loss (Gain)
	Total Fair	Active Markets for		Other	Significant	Three and Six
	Value	Identical Assets		Observable	Unobservable Inputs	Months Ended
	Measurement	(Level 1)		Inputs (Level 2)	(Level 3)	June 30, 2012
(In thousands)
Investment in Real Estate Affiliates	$22,405	$22,405	(a)	$—	$—	$—

(a)          We measured our equity interest in Millennium Waterway Apartments based on our purchase of our partners 23.5% economic interest in Millennium Waterway Apartments.  We used Level 1 inputs for the cash payment.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

	June 30, 2012		December 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Fixed-rate debt	$142,624	$144,098	$83,164	$85,047
Variable-rate debt (a)	465,046	465,046	468,100	468,100
SID bonds (b)	51,727	51,727	55,213	55,213
Total	$659,397	$660,871	$606,477	$608,360

(a) As more fully described below, $172.0 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt.

(b) Due to the uncertain repayment terms of the Special Improvement District (“SID”) bonds, the carrying value approximates fair value.

The fair value of debt in the table above was estimated based on level 2 inputs which includes risk premiums for loans of comparable quality, the current London Interbank Offered Rate (“LIBOR”), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds, U.S. Treasury obligation interest rates and on the discounted estimated future cash payments to be made on such debt. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value because of the short-term maturity of these instruments.

Notes receivable are carried at net realizable value which approximates fair value. Factors considered by us in determining the net realizable value include current interest rates, maturity date, credit worthiness of the borrower and any collateral pledged as security.

NOTE 7                                                    REAL ESTATE AFFILIATES

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

In accordance with ASC 810, we assess our partnerships or joint ventures at inception to determine if any meet the qualifications of a variable interest entity (“VIE”). We consider a partnership or joint venture to be a VIE if: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity); or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810,

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

we reassess our initial determination of whether the partnership or joint venture is a VIE. We also perform a qualitative assessment of each VIE to determine if we are the primary beneficiary, as required by ASC 810.

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

On May 14, 2012, we entered into a joint venture, Millennium Woodlands Phase II, LLC (“Millennium Phase II”), with the same partner from Millennium Waterway Apartments as discussed in Note 4 on the construction of a 314-unit Class A multi-family unit in The Woodlands Town Center. Our partner is the managing member of Millennium Phase II.  As the managing member, our partner controls, directs, manages and administers the affairs of Millennium Phase II. Millennium Phase II is a variable interest entity, and although we have the majority ownership interest in the joint venture, we determined that we are not the primary beneficiary because our partner has the power to direct activities that most significantly impact the economic performance of the joint venture. On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million to the joint venture, our partner’s contribution of $3.0 million in cash, and by a construction loan in the amount of $37.7 million which is guaranteed by our partner. Currently, there is no outstanding balance on this loan. The development of Millennium Phase II further expands our portfolio in the vibrant Woodlands Town Center.

The Bridges at Mint Hill, LLC, Parcel D Development, LLC, and the HHMK Development, LLC joint venture entities included in the table below are VIEs. The aggregate carrying value of the unconsolidated VIEs was $4.6 million and $3.2 million as of June 30, 2012 and December 31, 2011, respectively, and was classified as Investments in Real Estate Affiliates in the Condensed Consolidated Balance Sheet. Because these joint ventures are in the pre-development stage, there were no earnings for the three and six months ended June 30, 2012. We did not hold an interest in any VIEs as of or during the three and six months ended June 30, 2011. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees on behalf of these VIEs. Our initial ownership in the Bridges at Mint Hill, LLC is 79.0%, and our ownership percentage could increase to 90.5% if we are required to make a $4.5 million cash contribution to the venture related to a mortgage secured by land to be contributed by our partner.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a summary of our Investments in Real Estate Affiliates:

	Economic Ownership		Carrying Value		Share of Earnings/Dividends
					Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,	December 31,	June 30,		June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In percentages)		(In thousands)		(In thousands)
The Woodlands (a)			$—	$—	$—	$2,110	$—	$3,729
Bridges at Mint Hill, LLC	79.00%	79.00%	503	180	—	—	—	—
Circle T	50.00%	50.00%	9,004	9,004	—	—	—	—
Forest View (b) (c)	—	50.00%	—	5,358	1	—	2	—
HHMK Development, LLC	50.00%	50.00%	418	—	—	—	—	—
Millennium Waterway Apartments (d)	100.00%	83.55%	—	21,998	185	—	406	—
Millennium Woodlands Phase II, LLC (e)	81.43%	—	—	—	—	—	—	—
Parcel D Development, LLC	50.00%	50.00%	3,673	2,990	—	—	—	—
Stewart Title (b)	50.00%	50.00%	3,684	3,643	257	—	316	—
Timbermill Apartments (b) (c)	—	50.00%	—	3,988	1	—	2	—
Woodlands Sarofim#1 (b)	20.00%	20.00%	2,476	2,456	2	—	20	—
			19,758	49,617	446	2,110	746	3,729
Cost basis investments (f)			12,839	12,978	—	—	2,376	3,894
Total			$32,597	$62,595	$446	$2,110	$3,122	$7,623

(a)           As of July 1, 2011, The Woodlands is consolidated and no longer a Real Estate Affiliate (Refer to Note 4). For the three and six months ended June 30, 2011, we owned 52.5% economic interest in The Woodlands.

(b)           Equity investment consolidated into our financial statements as part of the acquisition of our partner’s economic interest in The Woodlands on July 1, 2011.

(c)           On April 19, 2012, the joint ventures owning the Forest View and Timbermill Apartments completed their sale to a third party. Our share of the distributable cash, after repayment of debt and transaction expenses, was $8.6 million. Also in April, we received approximately $0.8 million in distributions from earnings from these joint

(d)           On May 31, 2012, we acquired our partner’s interest for $6.9 million. We now consolidate this property.

(e)           Represents our ownership percentage as of July 5, 2012, the date that the partners contributed capital to the venture.

(f)            Includes dividends received from Summerlin Hospital Medical Center.

As of June 30, 2012, approximately $6.9 million of indebtedness was secured by the properties owned by our Real Estate Affiliates in which our share was approximately $1.4 million (Woodlands Sarofim #1) based upon our economic ownership. All of this debt is non-recourse to us.

NOTE 8                                                    MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	June 30,	December 31,
	2012	2011
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$142,624	$83,164
Special Improvement District bonds	51,727	55,213
Variable-rate debt:
Collateralized mortgages, notes and loans payable	465,046	468,100
Total mortgages, notes and loans payable	$659,397	$606,477

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our mortgages, notes, and loans payable by property:

			Maximum	Carrying Value
		Interest	Facility	June 30,	December 31,
Property	Final Maturity (a)	Rate	Amount	2012	2011
				(In thousands)

110 N. Wacker (b)	October 2019	5.21%		$29,000	$29,000

Bridgeland

Note #1 - #4	various dates December 2017 - May 2033	6.50%		—	20,604
Land Loan (c)	June 2022	5.50%		18,066	—
Development Loan (d)	June 2015	5.00%	$30,000	3,026	—
Bridgeland Total				21,092	20,604

Special Improvement District
Summerlin South - S108	December 2016	5.95%		1,183	1,302
Summerlin South - S124	December 2019	5.95%		342	378
Summerlin South - S128	December 2020	7.30%		825	862
Summerlin South - S128C	December 2030	6.05%		5,847	5,956
Summerlin South - S132	December 2020	7.88%		5,079	5,378
Summerlin South - S151	June 2025	6.00%		11,378	12,293
Summerlin West - S808	April 2021	5.71%		71	682
Summerlin West - S809	April 2023	6.65%		104	1,000
Summerlin West - S810	April 2031	7.13%		22,483	22,770
The Shops at Summerlin Centre - S128	December 2030	6.05%		3,765	3,829
The Shops at Summerlin Centre - S108	December 2016	5.95%		650	713
SID Payable to Nevada Cancer Institute	December 2019	5.95%		—	50
Special Improvement District bonds Total				51,727	55,213

The Woodlands
Master Credit Facility (e)	March 2015	5.00%	$270,000	176,703	183,000
Resort and Conference Center (f)	October 2013	6.00%		36,100	36,100
2201 Lake Woodlands Drive	November 2016	5.25%		—	4,803
Weiner Tract	January 2013	6.25%		—	1,479
Land in Montgomery Co.	December 2012	6.00%		—	649
Land in Harris Co.	January 2013	6.00%		—	381
Capital lease obligation	—	2.72%		95	147
CVS	upon sale	3.25%		—	101
4 Waterway Square	December 2023	4.88%		40,575	41,000
9303 New Trails	December 2023	4.88%		13,855	14,000
3 Waterway Square (g)	January 2017	3.25%	$43,295	216	—
20/25 Waterway	May 2022	4.79%		14,450	—
Millennium Waterway Apartments (h)	June 2022	3.75%		55,584	—
The Woodlands Total				337,578	281,660

Ward Centers
Victoria Ward (i)	September 2016	3.43%	$250,000	220,000	220,000
Ward Centers Total				220,000	220,000
				$659,397	$606,477

(a)          Maturity date includes any extension option periods which are within our control.

(b)         Loan has a stated interest rate of one-month LIBOR + 2.25%. The $29.0 million outstanding principal balance is swapped to a 5.21% fixed rate through maturity.

(c)          Loan is for ten year term. First five years interest is fixed at 5.50% and for second five years interest rate is floating based on three-month LIBOR +2.75%.

(d)         Revolving development loan provides for a maximum of $30.0 million outstanding balance at any time with all draws not exceeding $140.0 million. The loan bears interest at three-month LIBOR + 3.25% and has a 5% minimum rate.

(e)          Loan bears interest at one-month LIBOR + 4.00% and has a 1.00% LIBOR floor.

(f)            Loan currently bears interest at one-month LIBOR + 5.00% and has a 1.00% LIBOR floor. The rate increases by 0.5% every six months after March 23, 2012 until maturity.

(g)         Loan bears interest at one-month LIBOR + 2.65%.

(h)         Loan payments are interest only until June 2017, then monthly principal and interest payment of $257,418 with unpaid balance due at maturity.

(i)             Loan has a stated interest rate of one-month LIBOR + 2.50%. $143.0 million of the outstanding principal balance is swapped to a 3.80% fixed rate through maturity.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average interest rate on our mortgages, notes and loans payable was 4.57% and 4.68% as of June 30, 2012 and December 31, 2011, respectively.

Collateralized Mortgages, Notes and Loans Payable

As of June 30, 2012, we had $659.4 million of collateralized mortgages, notes and loans payable. Approximately $337.6 million of the debt included in the table above is related to The Woodlands, which was consolidated on July 1, 2011. All of the debt is non-recourse and is secured by the individual properties as listed in the table above, except for The Woodlands Master Credit Facility and Resort and Conference Center loans which are recourse to the partnerships that directly own The Woodlands operations, and a $7.0 million corporate recourse guarantee associated with the 110 N. Wacker mortgage, which is more fully discussed below.

The Woodlands Master Credit Facility is a $270.0 million facility consisting of a $170.0 million term loan and a $100.0 million revolving credit line (together, the “TWL Facility”). As of June 30, 2012, the TWL Facility had an outstanding balance of $176.7 million. The TWL Facility bears interest at one-month LIBOR plus 4.0% with a 1.0% LIBOR floor, has a March 29, 2014 initial maturity date and a one-year extension at borrower’s option. The TWL Facility also contains certain restrictions or covenants that, among other things, require the maintenance of specified financial ratios, restrict the incurrence of additional indebtedness at The Woodlands, and limit distributions from The Woodlands to us.  Until The Woodlands leverage, as defined by the credit agreement, is less than a 40.0% loan to value ratio, we must amortize the debt on a dollar for dollar basis for any distributions that we make from The Woodlands.  We have not distributed and do not currently intend to distribute cash from The Woodlands; therefore, this distribution provision has had no impact on us. As of June 30, 2012, leverage was approximately 38.4%. There was $19.1 million of undrawn and available borrowing capacity under the TWL Facility based on the collateral underlying the facility and covenants as of June 30, 2012. The TWL Facility also requires mandatory principal amortization payments during its initial term and during the extension period, if exercised.  Repayments of $25.0 million and $30.0 million are required on March 29, 2013 and, if extended, 2014, respectively. Furthermore, $10.0 million is due on each of June 29, September 29 and December 29, 2014 during the extension period.

The Woodlands Resort and Conference Center loan has a $36.1 million outstanding balance as of June 30, 2012 that matures on October 30, 2012 and may be extended for one year at our option. The loan bears interest at one-month LIBOR plus 5.0% as of June 30, 2012 and has a 1.0% LIBOR floor. The rate increases by 0.5% every six months after March 23, 2012 until maturity. The loan is secured by a 440-room and 40-acre conference center and resort located within The Woodlands, and requires the maintenance of specified financial ratios.

During the second quarter of 2012, we refinanced $18.1 million of existing debt related to our Bridgeland master planned community with a ten-year term loan facility at a fixed interest rate of 5.50% for the first five years and three-month LIBOR plus 2.75% for the remaining term and maturing on June 29, 2022. Beginning on June 29, 2014, annual principal payments are required in the amount of 5% of the then outstanding principal balance. In addition, we simultaneously entered into a three-year revolving credit facility with aggregate borrowing capacity of $140.0 million and which has a $30.0 million maximum outstanding loan amount. The revolving loan bears interest at the greater of 5.00% or LIBOR plus 3.25% and matures on June 29, 2015. This loan is intended to provide working capital at Bridgeland to accelerate development efforts to meet the demand of homebuilders for finished lots in the community. The Bridgeland loans are cross collateralized and cross-defaulted and the Bridgeland master planned community serves as collateral for the loans. The loans also require that Bridgeland maintain a minimum $3.0 million cash balance and a minimum net worth of $250.0 million. We also may not make cash distributions from Bridgeland unless the revolver has no outstanding balance and one year of real estate taxes and debt service on the term loan are escrowed with the lender.

On May 31, 2012, as part of our acquisition of the partner’s interest in Millennium Waterway Apartments, we consolidated a $55.6 million non-recourse first mortgage loan. The proceeds from the mortgage were used to refinance the joint venture’s existing debt as well as to fund our acquisition of the partner’s interest in the property. The loan matures on June 1, 2022 and has a fixed interest rate of 3.75%. Payments are interest only until June 2017, then monthly principal and interest payments of $257,418 with unpaid principal balance due at maturity.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 26, 2012, we closed on a 10-year, fixed rate loan with interest at 4.79% secured by 20/25 Waterway Avenue. The proceeds from the loan were $13.6 million.

On February 2, 2012, we secured non-recourse financing totaling $43.3 million for 3 Waterway Square. Proceeds will be used to construct an eleven-story, 232,021-square foot office building in The Woodlands. The loan matures on January 31, 2015 and has two, one-year extension options. The loan bears interest at LIBOR plus 2.65%.

On December 5, 2011, we secured a $41.0 million loan for 4 Waterway Square and a $14.0 million loan for 9303 New Trails. The non-recourse mortgages mature on December 11, 2023 and have fixed interest rates of 4.88%.

On September 30, 2011, we closed on a $250.0 million first mortgage financing secured by the Ward Centers in Honolulu, Hawaii, that bears interest at LIBOR plus 2.50%.  The loan matures on September 29, 2016, and $143.0 million of the principal balance was swapped to a 3.80% fixed rate for the term of the loan.  The loan had a weighted-average interest rate of 3.43% as of June 30, 2012. The loan may be drawn to a maximum $250.0 million to fund capital expenditures at the property, provided that the outstanding principal balance cannot exceed 65.0% of the property’s appraised value and the borrowers are required to have a minimum 10.0% debt yield in order to draw additional loan proceeds under the facility.  The loan also permits partial repayment during its term in connection with property releases for development.

On May 10, 2011, we closed a $29.0 million first mortgage financing secured by our office building located at 110 N. Wacker Drive in Chicago, Illinois and bears interest at LIBOR plus 2.25%. At closing, the interest rate on the loan was swapped to a 5.21% fixed rate for the term of the loan. The loan matures on October 31, 2019 and its term is coterminous with the expiration of the first term of the existing tenant’s lease. The loan has an interest-only period through April 2015 and, thereafter, amortizes ratably to $12.0 million through maturity. We provided a $7.0 million repayment guarantee for the loan, which is reduced on a dollar for dollar basis during the amortization period.

As of June 30, 2012, $1.1 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable.

Special Improvement District Bonds

The Summerlin master planned community uses Special Improvement District bonds to finance certain common infrastructure improvements.  These bonds are issued by the municipalities and, although unrated, are secured by the assessments on the land.  The majority of proceeds from each bond issued is held in a construction escrow and disbursed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the Special Improvement District bonds have been classified as debt. The Summerlin master planned community pays the debt service on the bonds semi-annually. However, our residential land sales contracts provide for the reimbursement of the principal amounts included in these debt service payments.  In addition, as Summerlin sells land, the purchasers assume a proportionate share of the bond obligation.

As of June 30, 2012, we were in compliance with all of the financial covenants related to our debt agreements.

NOTE 9                                              DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The outstanding derivatives at June 30, 2012 were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2012, the amount of ineffectiveness recorded in earnings was insignificant.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that an additional $2.2 million will be reclassified as an increase to interest expense.

As of June 30, 2012, we had gross notional amounts of $172.0 million for interest rate swaps and a $100.0 million interest rate cap that were designated as cash flow hedges of interest risk. The fair value of the interest rate cap derivative was insignificant.

The table below presents the fair value of the Company’s derivative financial instruments which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets:

	June 30,	December 31,
	2012	2011
	(In thousands)
Interest Rate Swaps	$6,697	$4,367
Total derivatives designated as hedging instruments	$6,697	$4,367

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Income Statement:

	Three months ended June 30,			Three months ended June 30,
	2012	2011		2012	2011
			Location of Gain	Amount of (Loss)	Amount of Gain or
	Amount of (Loss)	Amount of Gain	(Loss) Reclassified	Reclassified from	(Loss) Reclassified
	Recognized in	(Loss) Recognized in	from Accumulated	Accumulated OCI	from Accumulated
Cash Flow Hedges	OCI	OCI	OCI into Earnings	into Earnings	OCI into Earnings
	(In thousands)			(In thousands)
Interest Rate Swaps	$(2,770)	$—	Interest Expense	$(507)	$—
	$(2,770)	$—		$(507)	$—

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six months ended June 30,			Six months ended June 30,
	2012	2011		2012	2011
			Location of Gain	Amount of (Loss)	Amount of Gain or
	Amount of (Loss)	Amount of Gain	(Loss) Reclassified	Reclassified from	(Loss) Reclassified
	Recognized in	(Loss) Recognized in	from Accumulated	Accumulated OCI	from Accumulated
Cash Flow Hedges	OCI	OCI	OCI into Earnings	into Earnings	OCI into Earnings
	(In thousands)			(In thousands)
Interest Rate Swaps	$(3,161)	$—	Interest Expense	$(1,000)	$—
	$(3,161)	$—		$(1,000)	$—

NOTE 10                                             INCOME TAXES

We file a consolidated corporate tax return which includes all of our subsidiaries with the exception of Victoria Ward, Limited (“Ward”, substantially all of which is owned by us). Ward elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the taxable year beginning January 1, 2002.  To qualify as a REIT, Ward must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of its ordinary taxable income and to distribute to stockholders or pay tax on 100% of capital gains and to meet certain asset and income tests. Ward has satisfied such REIT distribution requirements for 2011, and presently we intend to continue to operate Ward as a REIT. As a REIT, Ward is ordinarily not subject to income taxes; however, Ward is required to make annual distributions to its stockholders, and the stockholders are taxed on these distributions.

Pursuant to the Tax Matters Agreement, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the “Tax Indemnity”), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010 (“MPC Taxes”), in an amount up to $303.8 million, plus interest and penalties related to these amounts (the “Indemnity Cap”) so long as GGP controls the action in the Tax Court related to the dispute with the IRS as described below.  We recorded The Tax Indemnity receivable at the Indemnity Cap amount as of the spinoff  date.  The unrecognized tax benefits and related accrued interest recorded through June 30, 2012 are primarily related to the taxes that are the subject of the Tax Indemnity. We have recorded interest income receivable on the tax indemnity receivable in the amounts of $32.0 million and $28.0 million as of June 30, 2012 and December 31, 2011, respectively.

The timing of the utilization of the tax assets attributable to indemnified and non-indemnified gains results in changes to the Tax Indemnity receivable and  is dependent on numerous future events, such as the timing of recognition of indemnified and non-indemnified gains, the amount of each type of gain recognized in each year, the use of specific deductions and the ultimate amount of indemnified gains recognized. These non-cash changes could be material to our financial statements.  Resolution of the Tax Court case noted below could also result in changes to the deferred master planned community gains as well as the timing of utilization of the tax assets, both of which could result in changes to the Tax Indemnity receivable.  We record the Tax Indemnity receivable based on the amounts indemnified which are determined in accordance with the provisions set forth in ASC 740 (Income Taxes).

During the three and six months ended June 30, 2012, we recorded a non-cash loss on remeasurement of the Tax Indemnity receivable of $8.8 million which occurred in 2011 and to a lesser extent in 2010, related to our utilization of tax assets pursuant to the Tax Matters Agreement as well as changes to our deferred tax liability for the MPC Taxes.

On May 6, 2011, GGP filed Tax Court petitions on behalf of the two former taxable REIT subsidiaries of GGP seeking a redetermination of federal income tax for the years 2007 and 2008. The petitions seek to overturn determinations by the IRS that the taxpayers were liable for combined deficiencies totaling $144.1 million. On October 20, 2011, GGP filed a motion in the United States Tax Court to consolidate the cases of the two former taxable REIT subsidiaries of GGP subject to litigation with the Internal Revenue Service due to the common nature

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the cases’ facts and circumstances and the issues being litigated. The United States Tax Court granted the motion to consolidate. The litigation is currently scheduled for a November 2012 trial date.

Unrecognized tax benefits recorded pursuant to uncertain tax positions were $101.0 million as of June 30, 2012 and $101.4 as of December 31, 2011, excluding interest, of which this entire amount would not impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $32.4 million as of June 30, 2012 and $28.5 million as of December 31, 2011. We recognized an increase in interest expense related to the unrecognized tax benefits of $1.9 million and $3.9 million for the three and six months ended June 30, 2012, respectively. A significant amount of the unrecognized tax benefits recorded in the financial statements are related to the tax court litigation and are expected to be resolved within the next twelve months.

NOTE 11                                             STOCK-BASED PLANS

Our stock based plans are described, and informational disclosures provided, in the notes to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2011. The following table summarizes our stock option plan activity for the six months ended June 30, 2012:

		Weighted
		Average
	Stock Options	Exercise Price
Stock Options Outstanding at December 31, 2011	712,640	$57.72
Granted	157,000	63.34
Forfeited	(24,200)	60.09
Stock Options Outstanding at June 30, 2012	845,440	$58.70

Options granted vest ratably over five years and expire ten years after the grant date and generally do not become exercisable until 2017.

During the second quarter of 2012, we granted 14,900 restricted stock shares at a share price of $67.11. The restrictions on the shares generally lapse in 2017.

In addition, restricted stock shares totaling 13,033 and 8,953 were awarded to certain non-employee directors as part of an annual retainer for their services on the board of directors during the second quarter of 2012 and 2011, respectively, at a share price of $60.15 and $65.04, respectively. The restrictions on the shares granted in 2011 have lapsed and the restrictions on the shares granted in 2012 will generally lapse in the second quarter of 2013. As of June 30, 2012, there were 57,933 shares of restricted stock outstanding.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12                                       OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of prepaid expenses and other assets.

	June 30,	December 31,
	2012	2011
	(In thousands)
Special Improvement District receivable	$41,256	$40,580
Other receivables	4,249	4,181
Federal income tax receivable	5,401	5,393
Prepaid expenses	4,051	6,507
Below-market ground leases	20,510	20,680
Security and escrow deposits	9,888	17,266
Above-market tenant leases	1,078	1,014
Uncertain tax position asset	13,339	11,935
In-place leases	12,009	11,865
Intangibles	3,000	3,074
Other	5,206	4,661
	$119,987	$127,156

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of accounts payable and accrued expenses.

	June 30,	December 31,
	2012	2011
	(In thousands)
Construction payable	$9,519	$8,923
Accounts payable and accrued expenses	34,300	45,078
Membership deposits	18,279	16,033
Above-market ground leases	2,669	2,748
Deferred gains/income	7,479	5,739
Accrued interest	2,247	2,747
Accrued real estate taxes	6,463	3,439
Tenant and other deposits	6,699	5,966
Insurance reserve	4,658	4,728
Accrued payroll and other employee liabilities	5,743	9,658
Interest rate swaps	6,697	4,367
Other	14,682	15,978
	$119,435	$125,404

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We had outstanding letters of credit and surety bonds of $35.9 million as of June 30, 2012 and $41.6 million as of December 31, 2011. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

On June 29, 2012, we entered into an agreement to amend and restate the South Street Seaport ground lease with the City of New York according to the terms described in a non-binding letter of intent dated December 12, 2011 between the New York City Economic Development Corporation and us. The agreement allows for the redevelopment of Pier 17 (“Renovation Project”). The restated ground lease will become effective when we meet certain milestones, the most important of which is the commencement of construction by June 30, 2013. Following commencement of construction of the Renovation Project, we will be entitled to a total $1.5 million rent credit, to be taken monthly over a 30-month period.  We also must provide a completion guarantee to New York City for the Renovation Project. We agreed to pay approximately $1.1 million of esplanade maintenance costs over a five-year period.  This obligation will continue to exist regardless of whether the ground lease is amended.

See Note 10 for our obligations related to uncertain tax positions for disclosure of additional contingencies.

NOTE 14                                       TRANSACTIONS WITH GGP AND WITH RELATED PARTIES

Prior to the Effective Date, we entered into a Transition Services Agreement (the “TSA”) whereby GGP agreed to provide to us, on a transitional basis, certain specified services on an interim basis for various terms not exceeding 24 months following the Separation, subject to our right of earlier termination. Concurrently, we entered into a Reverse Transition Services Agreement (“RTSA”) whereby we agreed to provide GGP with certain income tax and accounting support services, also subject to earlier termination prior to its scheduled expiration of November 9, 2013. We incurred $0.4 million of expenses related to the TSA, and we received negligible reimbursements under the RTSA for the six months ended June 30, 2011. No services have been provided under the TSA and RTSA for the six months ended June 30, 2012, and we do not expect to provide or incur any services in the future.

On November 9, 2010, we entered in to a Tax Matters Agreement with GGP. For a discussion of the Tax Matters Agreement, please refer to Note 10 — Income Taxes.

In addition, GGP is the sole tenant at our 110 N. Wacker office property.  Under the 110 N. Wacker lease agreement, we recognized approximately $1.5 million and $3.0 million of rental income from GGP and its subsidiaries for the three and six months ended June 30, 2012 and $1.5 million and $3.0 million for the three and six months ended June 30, 2011.

In January 2011, we entered into a Transition Agreement with TPMC Realty Services Group, Inc. (“TPMC”). David Weinreb, a director and our CEO, is the sole equity owner and the chief executive officer of TPMC, and Grant Herlitz, our president, is the president of TPMC. The Transition Agreement provided for, among other things, certain mutual transactions and services that facilitated the continuity of Company management, the net value of which were not material for the six months ended June 30, 2011. Additionally, reflected in our general and administrative expense for the six months ended June 30, 2011 are reimbursements to TPMC of $0.9 million related to Mr. Weinreb’s employment agreement with us.

We also entered into a lease agreement for 3,253 square feet of office space in Los Angeles, California with an affiliate of TPMC, which commenced on May 1, 2011. Annual rental expense relating to the lease is approximately $111,965

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

per year and the lease expires in July 2016.

On January 31, 2011, we terminated a Management Services Agreement with Brookfield Advisors LP. Pursuant to the agreement which was executed on August 6, 2010, Brookfield Advisors LP provided us services that included strategic advice, project development oversight, financial planning, financing consultation, internal controls expertise and community and investor relations. This agreement provided for payments to Brookfield Advisors LP of $0.5 million per month.

NOTE 15                                       SEGMENTS

We have three business segments which offer different products and services. Our three segments are managed separately because each requires different operating strategies or management expertise and are reflective of our current management’s operating philosophies and methods. In addition, our current segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. We do not distinguish or group our combined operations on a geographic basis.  Furthermore, all operations are within the United States and no customer or tenant comprises more than 10% of revenues. Our reportable segments are as follows:

•                  Master Planned Communities (“MPCs”) — includes the development and sale of land in large-scale, long-term community development projects in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland. In our reports prior to July 1, 2011, this segment included certain commercial properties and other ownership interests owned by The Woodlands, and we had presented The Woodlands operations at our 52.5% proportionate economic share for segment reporting.  Beginning July 1, 2011 when we acquired our partner’s 47.5% economic interest in The Woodlands, for segment reporting, we reclassified the commercial operating properties to the operating assets segment and we presented The Woodlands historical financial information on a consolidated basis for all periods so that operating performance between periods is comparable.

•                  Operating Assets — includes retail and office properties, a multi-family property, The Woodlands Resort and Conference Center and other real estate investments. These assets are currently generating revenues, many of which we believe there is an opportunity to redevelop or reposition the asset to improve operating performance.  As mentioned above under the MPC section, we reclassified the commercial operating properties for The Woodlands, previously included in the MPC segment, to the operating assets segment for all periods presented.

•                  Strategic Developments — includes all properties held for development and redevelopment, including the current rental property operations (primarily retail and other interests in real estate at such locations), as well as our one residential condominium project located in Natick (Boston), Massachusetts, in which the remaining units were sold during the first six months of the year.

The assets included in each segment as of June 30, 2012, are contained in the following chart:

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As more fully discussed in this report, on July 1, 2011, we acquired our partner’s interest in The Woodlands. We now own 100% of The Woodlands and consolidate its operations. As such, The Woodlands operating results for historical periods when this investment was a Real Estate Affiliate are now analyzed internally on a non-GAAP consolidation basis by management in order to provide management comparability between periods for analyzing operating results. Segment information presented herein has also been restated for the three and six months ended June 30, 2011, to reflect The Woodlands on a consolidated basis and provide comparability for all periods. Prior to July 1, 2011, we had presented the operations of our equity method Real Estate Affiliates using the non-GAAP proportionate share method for segment reporting purposes. Under this method, we had presented our share of the revenues and expenses of these Real Estate Affiliates aggregated with the revenues and expenses of consolidated or combined properties. We previously reported the proportionate method because our 52.5% economic interest in The Woodlands represented a significant portion of our Master Planned Community segment. The remaining Real Estate Affiliates, including equity investments owned by The Woodlands, primarily represent entities that own single assets rather than a large business such as The Woodlands; therefore, we no longer use the proportionate share method for any Real Estate Affiliates. Accordingly, we account for the results of our Real Estate Affiliates other than The Woodlands using the equity or cost method, as appropriate.

As our segments are managed separately, different operating measures are utilized to assess operating results and allocate resources. The one common operating measure used to assess operating results for the business segments is Real Estate Property Earnings Before Taxes (“REP EBT”) which represents the operating revenues of the properties less property operating expenses and adjustments for interest, as further described below. Management believes that REP EBT provides useful information about the operating performance of all of our assets, projects and properties.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income and depreciation expense, provision for income taxes, warrant liability gain (loss) and the effects of the previously mentioned items within our equity in earnings (loss) from Real Estate Affiliates. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors because REP EBT excludes certain non-recurring and non-cash items, which we believe are not indicative of our core operating performance. REP EBT should not be considered as an alternative to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss)  as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment operating results are as follows:

	Three Months Ended June 30, 2012
	Consolidated	Real Estate	Segment
	Properties	Affiliates	Basis
	(In thousands)
Master Planned Communities
Land sales	$43,928	—	$43,928
Builder price participation	1,528	—	1,528
Minimum rents	121	—	121
Other land revenues	3,531	—	3,531
Other rental and property revenues	19	—	19
Total revenues	49,127	—	49,127
Cost of sales - land	22,978	—	22,978
Land sales operations	8,269	—	8,269
Land sales real estate and business taxes	1,698	—	1,698
Depreciation and amortization	2	—	2
Interest income	(61)	—	(61)
Interest expense (1)	(3,657)	—	(3,657)
Total expenses	29,229	—	29,229
MPC EBT	19,898	—	19,898

Operating Assets
Minimum rents	20,222	—	20,222
Tenant recoveries	5,956	—	5,956
Resort and conference center revenues	11,970	—	11,970
Other rental and property revenues	6,240	—	6,240
Total revenues	44,388	—	44,388
Rental property real estate taxes	2,607	—	2,607
Rental property maintenance costs	1,885	—	1,885
Resort and conference center operations	7,371	—	7,371
Other property operating costs	14,594	—	14,594
Provision for doubtful accounts	174	—	174
Depreciation and amortization	5,672	—	5,672
Interest income	(41)	—	(41)
Interest expense	3,714	—	3,714
Equity in Earnings from Real Estate Affiliates	—	(446)	(446)
Total expenses	35,976	(446)	35,530
Operating Assets EBT	8,412	446	8,858

Strategic Developments
Minimum rents	234	—	234
Tenant recoveries	47	—	47
Condominium unit sales	134	—	134
Other rental and property revenues	9	—	9
Total revenues	424	—	424

Condominium unit cost of sales	36	—	36
Condominium sales operations	13	—	13
Real estate taxes	564	—	564
Rental property maintenance costs	201	—	201
Other property operating costs	441	—	441
Depreciation and amortization	59	—	59
Interest expense	180	—	180
Total expenses	1,494	—	1,494
Strategic Developments EBT	(1,070)	—	(1,070)
REP EBT	$27,240	$446	$27,686

(1) Negative interest expense relates to interest capitalized on debt assigned to our Operating Assets Segment.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30, 2011
	Consolidated	Real Estate	Segment
	Properties	Affiliates	Basis
	(In thousands)
Master Planned Communities
Land sales	$18,148	$25,366	$43,514
Builder price participation	597	542	1,139
Minimum rents	—	7	7
Other land revenues	2,248	2,245	4,493
Total revenues	20,993	28,160	49,153
Cost of sales - land	9,438	12,442	21,880
Land sales operations	3,119	4,403	7,522
Land sales real estate and business taxes	1,541	899	2,440
Depreciation and amortization	—	23	23
Interest income (1)	1,165	(178)	987
Interest expense (2)	(2,602)	(1,493)	(4,095)
Total expenses	12,661	16,096	28,757
Venture partner share of The Woodlands EBT	—	(5,730)	(5,730)
MPC EBT	8,332	6,334	14,666

Operating Assets
Minimum rents	16,740	1,543	18,283
Tenant recoveries	4,522	492	5,014
Resort and conference center revenues	—	10,441	10,441
Other rental and property revenues	1,541	4,127	5,668
Total revenues	22,803	16,603	39,406
Rental property real estate taxes	2,171	486	2,657
Rental property maintenance costs	1,434	253	1,687
Resort and conference center operations	—	7,203	7,203
Other property operating costs	9,135	5,239	14,374
Provision for doubtful accounts	290	—	290
Depreciation and amortization	3,112	2,104	5,216
Interest income	(17)	(1)	(18)
Interest expense	2,553	1,004	3,557
Equity in Earnings from Real Estate Affiliates	—	315	315
Total expenses	18,678	16,603	35,281
Venture partner share of The Woodlands EBT	—	—	—
Operating Assets EBT	4,125	—	4,125

Strategic Developments
Minimum rents	236	—	236
Tenant recoveries	93	—	93
Condominium unit sales	6,660	—	6,660
Other rental and property revenues	9	—	9
Other land revenues	27	—	27
Total revenues	7,025	—	7,025

Condominium unit cost of sales	5,273	—	5,273
Condominium sales operations	281		281
Real estate taxes	460	—	460
Rental property maintenance costs	129	—	129
Other property operating costs	1,000	—	1,000
Provision for doubtful accounts	13	—	13
Depreciation and amortization	59	—	59
Interest expense	5	—	5
Total expenses	7,220	—	7,220
Strategic Developments EBT	(195)	—	(195)
REP EBT	$12,262	$6,334	$18,596

(1) Reclassification of amounts recognized in this segment for the three months ended March 31, 2011.

(2) Negative interest expense relates to interest capitalized on debt assigned to our Operating Assets Segment.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2012
	Consolidated	Real Estate	Segment
	Properties	Affiliates	Basis
	(In thousands)
Master Planned Communities
Land sales	$80,017	—	$80,017
Builder price participation	2,341	—	2,341
Minimum rents	254	—	254
Other land revenues	7,016	—	7,016
Other rental and property revenues	35	—	35
Total revenues	89,663	—	89,663
Cost of sales - land	41,657	—	41,657
Land sales operations	17,173	—	17,173
Land sales real estate and business taxes	3,782	—	3,782
Depreciation and amortization	3	—	3
Interest income	(130)	—	(130)
Interest expense (1)	(7,071)	—	(7,071)
Total expenses	55,414	—	55,414
MPC EBT	34,249	—	34,249

Operating Assets
Minimum rents	38,744	—	38,744
Tenant recoveries	11,787	—	11,787
Resort and conference center revenues	21,626	—	21,626
Other rental and property revenues	10,965	—	10,965
Total revenues	83,122	—	83,122
Rental property real estate taxes	5,226	—	5,226
Rental property maintenance costs	3,725	—	3,725
Resort and conference center operations	14,785	—	14,785
Other property operating costs	28,421	—	28,421
Provision for doubtful accounts	149	—	149
Depreciation and amortization	10,529	—	10,529
Interest income	(86)	—	(86)
Interest expense	7,060	—	7,060
Equity in Earnings from Real Estate Affiliates (2)	—	(3,122)	(3,122)
Total expenses	69,809	(3,122)	66,687
Operating Assets EBT	13,313	3,122	16,435

Strategic Developments
Minimum rents	476	—	476
Tenant recoveries	80	—	80
Condominium unit sales	267	—	267
Other land revenues	32	—	32
Other rental and property revenues	62	—	62
Total revenues	917	—	917

Condominium unit cost of sales	96	—	96
Condominium sales operations	71	—	71
Real estate taxes	1,783	—	1,783
Rental property maintenance costs	316	—	316
Other property operating costs	952	—	952
Provision for doubtful accounts	(104)	—	(104)
Depreciation and amortization	117	—	117
Interest expense	254	—	254
Total expenses	3,485	—	3,485
Strategic Developments EBT	(2,568)	—	(2,568)
REP EBT	$44,994	$3,122	$48,116

(1) Negative interest expense relates to interest capitalized on debt assigned to our Operating Assets Segment.

(2) Includes the $2.4 million cash distribution from Summerlin Hospital Medical Center which is a Real Estate Affiliate accounted for using the cost method as described above.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2011
	Consolidated	Real Estate	Segment
	Properties	Affiliates	Basis
	(In thousands)
Master Planned Communities
Land sales	$41,540	$46,773	$88,313
Builder price participation	1,118	1,108	2,226
Minimum rents	—	14	14
Other land revenues	3,496	3,924	7,420
Total revenues	46,154	51,819	97,973
Cost of sales - land	24,874	23,932	48,806
Land sales operations	7,361	8,439	15,800
Land sales real estate and business taxes	3,051	899	3,950
Depreciation and amortization	—	46	46
Interest income	—	(364)	(364)
Interest expense (1)	(5,128)	(2,370)	(7,498)
Total expenses	30,158	30,582	60,740
Venture partner share of The Woodlands EBT	—	(10,088)	(10,088)
MPC EBT	15,996	11,149	27,145

Operating Assets
Minimum rents	33,246	2,803	36,049
Tenant recoveries	9,004	1,061	10,065
Resort and conference center revenues	—	19,106	19,106
Other rental and property revenues	3,441	6,992	10,433
Total revenues	45,691	29,962	75,653
Rental property real estate taxes	4,338	972	5,310
Rental property maintenance costs	2,791	477	3,268
Resort and conference center operations	—	13,904	13,904
Other property operating costs	18,019	9,060	27,079
Provision for doubtful accounts	453	(9)	444
Depreciation and amortization	6,239	3,968	10,207
Interest income	(33)	(2)	(35)
Interest expense	5,093	2,316	7,409
Equity in Earnings from Real Estate Affiliates (2)	—	(2,971)	(2,971)
Total expenses	36,900	27,715	64,615
Venture partner share of The Woodlands EBT	—	(1,067)	(1,067)
Operating Assets EBT	8,791	1,180	9,971

Strategic Developments
Minimum rents	449	—	449
Tenant recoveries	135	—	135
Condominium unit sales	10,424	—	10,424
Other rental and property revenues	1,010	—	1,010
Other land revenue	60	—	60
Total revenues	12,078	—	12,078

Condominium unit cost of sales	8,252	—	8,252
Condominium sales operations	615	—	615
Real estate taxes	1,445	—	1,445
Rental property maintenance costs	332	—	332
Other property operating costs	1,985	—	1,985
Provision for doubtful accounts	(138)	—	(138)
Depreciation and amortization	117	—	117
Interest expense	5	—	5
Total expenses	12,613	—	12,613
Venture partner share of The Woodlands EBT	—	—	—
Strategic Developments EBT	(535)	—	(535)
REP EBT	$24,252	$12,329	$36,581

(1) Negative interest expense relates to interest capitalized on debt assigned to our Operating Assets Segment.

(2) Includes the $3.9 million cash distribution from Summerlin Hospital Medical Center which is a Real Estate Affiliate accounted for using the cost method as described above.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following reconciles REP EBT to GAAP-basis income (loss):

Reconciliation of REP EBT to GAAP-net	Three Months Ended June 30,		Six Months Ended June 30,
income (loss)	2012	2011	2012	2011
	(In thousands)		(In thousands)
Real estate property EBT:
Segment basis	$27,686	$18,596	$48,116	$36,581
Real Estate Affiliates	(446)	(6,334)	(3,122)	(12,329)
	27,240	12,262	44,994	24,252
General and administrative	(8,160)	(7,662)	(16,557)	(12,483)
Interest income	2,240	3,391	4,457	4,721
Interest expense	37	(44)	42	(30)
Warrant liability gain (loss)	23,430	56,910	(98,421)	(69,135)
Provision for income taxes	(1,301)	(959)	(5,085)	(3,415)
Loss on remeasurement of tax indemnity receivable	(8,782)	—	(8,782)	—
Equity in earnings from Real Estate Affiliates	446	2,110	3,122	7,623
Corporate depreciation	(158)	(15)	(302)	(27)
Net income (loss)	$34,992	$65,993	$(76,532)	$(48,494)

The following reconciles segment revenue to GAAP-basis consolidated and combined revenues:

Reconciliation of Segment Basis Revenues to	Three Months Ended June 30,		Six Months Ended June 30,
GAAP Revenues	2012	2011	2012	2011
	(In thousands)		(In thousands)
Master Planned Communities - Total Segment	$49,127	$49,153	$89,663	$97,973
Operating Assets - Total Segment	44,388	39,406	83,122	75,653
Strategic Developments - Total Segment	424	7,025	917	12,078
Total Segment revenues	93,939	95,584	173,702	185,704
Less: The Woodlands Partnerships revenues	—	(44,763)	—	(81,781)
Total revenues - GAAP basis	$93,939	$50,821	$173,702	$103,923

The assets by segment and the reconciliation of total segment assets to the total assets in the consolidated balance sheets at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30,	December 31,
	2012	2011
	(In thousands)
Master Planned Communities	$1,792,214	$1,778,515
Operating Assets	909,359	869,186
Strategic Developments	201,865	189,807
Total segment assets	2,903,438	2,837,508
Corporate and other	564,265	557,641
Total assets	$3,467,703	$3,395,149

ITEM 2       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to numbered Notes are to specific footnotes to our Condensed Consolidated Financial Statements included in this Quarterly Report. The following discussion should be read in conjunction with such Condensed Consolidated Financial Statements and related Notes.

Forward-looking information

We may make forward-looking statements in this Quarterly Report and in other reports that we file with the SEC. In addition, our management may make forward-looking statements orally to analysts, investors, creditors, the media and others.

Forward-looking statements include:

•                  Projections of our revenues, operating income, net income, earnings per share, REP EBT, capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items;

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

Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “would,” or similar expressions.  Forward-looking statements should not be unduly relied upon.  They give our expectations about the future and are not guarantees.  Forward-looking statements speak only as of the date they are made, and we might not update them to reflect changes that occur after the date they are made.

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

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income and depreciation expense, provision for income taxes, warrant liability gain

(loss) and the effects of the previously mentioned items within our equity and earnings (loss) from Real Estate Affiliates. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors. REP EBT excludes certain non-recurring and non-cash items, which we believe are not indicative of our core operating performance.

REP EBT should not be considered as an alternative to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss), as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of this metric are that it:

•                  does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•                  does not reflect corporate general and administrative expenses;

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

Operating Assets Net Operating Income

We believe that net operating income (“NOI”) is a useful supplemental measure of the performance of our Operating Assets. We define NOI as property specific revenues (rental income, tenant recoveries and other income) less expenses (real estate taxes, repairs and maintenance, marketing and other property expenses) excluding the operations of properties held for disposition. NOI also excludes straight line rents, market lease amortization, impairments, depreciation, ground rent amortization and other amortization expense.

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

Although we believe that NOI provides useful information to the investors about the performance of our Operating Assets due to the exclusions noted above, NOI should only be used as an alternative measure of the financial performance of such assets and not as an alternative to GAAP operating income (loss) or net income (loss) available to common stockholders. For reference, and as an aid in understanding our computation of NOI, a reconciliation of NOI to REP EBT has been presented in the Operating Assets segment discussion below and a reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 15.

Results of Operations

On July 1, 2011, we acquired our partner’s economic interest in The Woodlands located near Houston, Texas. As a result of the acquisition, we now consolidate The Woodlands’ operations in our consolidated financial statements, and our consolidated financial statements are therefore not comparable to prior periods. Prior to such acquisition, we accounted for The Woodlands using the equity method.

Consolidated revenues for the three months ended June 30, 2012 increased 84.8% to $93.9 million from $50.8 million for the three months ended June 30, 2011. The increase in revenues is primarily due to the inclusion of $43.7 million of revenues from The Woodlands’ operations offset by lower condominium sales of $6.5 million due to the sale of the final remaining condominium unit during the second quarter of 2012. Consolidated revenues for the six months ended June 30, 2012 increased 67.2% to $173.7 million from $103.9 million for the six months ended June 30, 2011. The increase in revenue is primarily due to the inclusion of $83.3 million from The Woodlands’ operations offset by lower condominium sales of $10.2 million due to the sale of the remaining two condominium units during the six months ended June 30, 2012.

Net income attributable to common stockholders was $34.3 million for the three months ended June 30, 2012, compared to $66.0 million for the same period in 2011. The $31.7 million decrease in net income attributable to common stockholders is primarily due to the lower warrant liability gain of $33.5 million as well as the loss on remeasurement of the tax indemnity receivable of $8.8 million offset by the inclusion of $10.1 million of operating income from The Woodlands net of $2.1 million of equity in earnings from The Woodlands when it was accounted for as an equity method investment.

Net loss attributable to common stockholders was $77.9 million for the six months ended June 30, 2012 compared to a net loss attributable to common stockholders of $48.5 million in the same period for 2011. The $29.4 million increase in net loss attributable to common stockholders is primarily due to the higher warrant liability loss of $29.3, an increase in our tax provision of $1.7 million, the loss on remeasurement of the tax indemnity receivable of $8.8 million and lower REP EBT from our Strategic Developments segment of $2.0 million, offset by the inclusion of $12.4 million of operating income from The Woodlands net of $7.6 million of equity in earnings from real estate affiliates when The Woodlands was accounted for as an equity method investment. Our net income was also lower by approximately $2.2 million due to the close-out of our final two condominium units at Nouvelle at Natick in 2012.

Segment Operations

The Woodlands operating results for the three and six months ended June 30, 2011 have been restated to reflect The Woodlands on a consolidation basis in order to provide comparability between periods for analyzing operating results. We reclassified the commercial operating properties of The Woodlands, previously included in the MPC segment, to the operating asset segment. See Note 15 for additional information including reconciliations of our segment basis results to generally accepted accounting principles (“GAAP”) basis results.

Master Planned Communities Segment

MPC revenues vary between periods based on economic conditions and several factors such as location, development density and commercial or residential use, among others. Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition costs and improvements incurred in prior periods, and may also have been previously written down through impairment charges. Expenditures for improvements are capitalized and generally not reflected in the income statement in the current year.

MPC sales data for the three months ended June 30, 2012 and 2011 is summarized as follows:

		Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
		Three Months Ended June 30,
($ in thousands)		2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Residential Land Sales
Maryland - Columbia	Single family - detached	$—	$850	—	0.9	—	4	$—	$944	$—	$213
	Townhomes	2,233	675	0.7	0.2	15	5	—	—	149	135
Bridgeland	Single family - detached	5,669	4,976	21.6	18.9	111	94	262	263	51	53
Summerlin	Single family - detached (1)	10,242	11,428	26.0	27.9	150	116	394	410	68	99
	Custom lots	2,456	—	3.4	—	6	—	722	—	409	—
The Woodlands	Single family - detached (2)	14,527	17,603	40.5	42.4	161	177	359	415	90	99
	Subtotal	35,127	35,532	92.2	90.3	443	396
Commercial Land Sales
Summerlin	Retail	784	—	1.0	—			784	—
The Woodlands	Office and other	5,106	4,206	10.4	10.1			491	416
	Retail	1,250	3,115	1.2	5.5			1,042	566
	Other	50	—	0.8	—			63	—
	Subtotal	7,190	7,321	13.4	15.6
Total acreage sales revenue		42,317	42,853
Deferred revenue		(77)	(928)
Deferred revenue-Woodlands		—	442
Special Improvement District revenue		1,688	1,147
Total segment land sales revenue		43,928	43,514
The Woodlands acreage sales (3)		—	(25,366)
Total land sales revenue - GAAP basis		$43,928	$18,148

(1)    The Summerlin 2012 revenue per acre of $394,000 includes 66 single family finished lots that average $687,600 per acre and 84 super pad lots that average $225,000 per acre.

(2)    The Woodlands 2011 lot sales revenues have been restated to include builder price participation collected at lot closing to conform with the 2012 lot sales presentation.

(3)    The Woodlands acreage sales for the three months ended June 30, 2011 are deducted from Total segment land sales revenue to derive Total land sale revenue - GAAP basis because The Woodlands operating results were not consolidated during this period.

MPC sales data for the six months ended June 30, 2012 and 2011 is summarized as follows:

		Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
		Six Months Ended June 30,
($ in thousands)		2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Residential Land Sales
Maryland - Columbia	Single family - detached	$—	$850	—	0.9	—	4	$—	$944	$—	$213
	Townhomes	4,156	1,615	1.2	0.5	28	12	—	—	148	135
Bridgeland	Single family - detached	11,014	8,697	41.5	31.9	209	157	266	273	53	55
Summerlin	Single family - detached (1)	16,560	25,504	50.5	62.4	259	312	328	409	64	82
	Custom lots	3,246	—	4.1	—	8	—	792	—	406	—
The Woodlands	Single family - detached (2)	35,562	35,572	98.7	96.3	363	394	360	369	98	90
	Subtotal	70,538	72,238	196.0	192.0	867	879
Commercial Land Sales
Summerlin	Not-for-profit	—	3,616	—	16.1			—	225
	Retail	784	—	1.0	—			784	—
The Woodlands	Office and other	5,106	6,007	10.4	13.2			491	455
	Retail	1,250	4,697	1.2	7.4			1042	635
	Other	50	—	0.8	—			63	—
	Subtotal	7,190	14,320	13.4	36.7
Total acreage sales revenue		77,728	86,558
Deferred revenue		(820)	(2,769)
Deferred revenue - Woodlands		—	496
Special Improvement District revenue		3,109	4,028
Total segment land sales revenue		80,017	88,313
The Woodlands acreage sales (3)		—	(46,773)
Total land sales revenue - GAAP basis		$80,017	$41,540

(1)     The Summerlin 2012 revenue per acre of $328,000 includes 80 single family finished lots that average $687,100 per acre and 179 super pad lots that average $225,000 per acre.

(2)     The Woodlands 2011 lot sales revenues have been restated to include builder price participation collected at lot closing to conform with the 2012 lot sales presentation.

(3)     The Woodlands acreage sales for the six months ended June 30, 2011 are deducted from Total segment land sales revenue to derive Total land sale revenue - GAAP basis because The Woodlands operating results were not consolidated during this period.

Total segment land sales increased $0.4 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.  The Woodlands residential and commercial land sales were $4.0 million lower than the prior year quarter offset by higher land sales in Summerlin of $2.1 million and $0.7 million increases in both Bridgeland and Columbia, respectively. Recognition of deferred revenue increased by $0.4 million and Special Improvement District revenues increased by $0.5 million.

Total segment land sales declined by $8.3 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.  Columbia and Bridgeland had increases of $1.7 million and $2.3 million, respectively, while Summerlin land sales declined by $8.5 million. The Woodlands land sales declined by $4.3 million and deferred revenue recognition increased by $1.5 million, offset by a decline of $0.9 million in Special Improvement District revenue.

For the three and six months ended June 30, 2012, we sold 92 and 196 residential acres as compared to 90 and 192 acres for the three and six months ended June 30, 2011.  The majority of the residential acres sold during the first six months of 2012 were from The Woodlands (99 acres), Summerlin (55 acres) and Bridgeland (42 acres) communities. While the residential acres sold in the second quarter of 2012 were two more than the same period in 2011, total residential land sales were $0.4 million lower due to the type/mix of lots sold, the location and intended development density. Variances in price per acre are largely attributable to selling certain product types in different locations.

In general, the lower the lot price, the lower the average price per acre.  The decreases in average price per lot and per acre are primarily due to a higher percentage of smaller lots being sold in the first six months of 2012 compared to the first six months of 2011.  For large MPCs, such as ours, sales prices on a per lot basis and per acre basis generally increase as the size of the developed lot grows.  This is because smaller lots are more commodity-like and larger lots typically have more unique features. The average homebuyer will find more competition for new and resale homes on the lower end of the price range in the broader residential market. As lot sizes and prices increase, however, the potential customer and developer base decreases. Barring a softening in market conditions, when a MPC reaches the level whereby land is scarce, pricing begins to escalate markedly on a per lot and per acre basis due to a scarcity premium  resulting from the market’s realization that new home site inventory will be depleted.

The Houston, Texas area has benefited from a strong energy sector for many years.  According to the Texas Workforce Commission, the area’s unemployment rate at the end of April 2012 was approximately 6.5%, which was significantly lower than the 8.1% national average. ExxonMobil is constructing a large corporate campus on a 385-acre site just south of The Woodlands. The site is expected to include approximately three million square feet of space. According to several reports, ExxonMobil expects to begin relocating employees into this new location starting in 2014 and ending in 2015. We believe that the direct and indirect jobs related to this relocation will have a significant positive impact on The Woodlands and Bridgeland due to increased housing demand and commercial space needs for companies servicing ExxonMobil. Lastly, construction of the extension of the Grand Parkway to I-45 is expected to commence in the near future and is anticipated to open by 2015.  The new Parkway will have a very positive impact on travel patterns for residents living in The Woodlands and Bridgeland.

Home sale statistics are an important indicator of future demand for our finished lots. Bridgeland home sales were robust during the first six months of 2012 with 238 net home sales compared to 183 net home sales for the same period in 2011, which is an increase of over 30%.  For the three months ended June 30, 2012 and 2011, net new home sales were 157 and 142, respectively. Bridgeland’s land sales revenues were $5.7 million and $11.0 million for the three and six months ended June 30, 2012, respectively, a $0.7 million and $2.3 million increase from the same periods in 2011, and the number of lots sold increased by 17 and 52 for the three and six months ended June 30, 2012.  Average price per acre decreased by $1,000 and $7,000 for the three and six months ended June 30, 2012. Average price per lot decreased by $2,000 during each of the same periods. The decreases in average price per acre and lot are primarily due to a higher mix of smaller lots sold in 2012 compared to 2011.  During the second quarter new lot sales contracts reflected an approximate 10% price increase on all product types implemented during the quarter.  Revenues from the new lot sale prices will be impacted primarily starting in the third quarter and unit volumes may decrease as a result of the price increase.

The Woodlands housing market continues to be extremely strong with 605 net home sales in the first six months of 2012 compared to 502 in the first six months of 2011, or an increase of 20.5%.  For the three months ended June 30, 2012 and 2011, net new home sales were 304 and 277, respectively. Our goal is to maximize value by finding the optimal pricing/volume relationship. We estimate that The Woodlands has four to five years of remaining lot sales based on current sales velocity and we are evaluating pricing strategies to maximize value. A strategy which results in increased prices may cause a decrease in sales velocity.  Any such change in prices could be implemented in the second half of 2012.  The Woodlands residential land sales were $14.5 million and $35.6 million representing 161 lots and 363 lots sold during the three and six months ended June 30, 2012, respectively, compared to $17.6 million and $35.6 million of revenues representing 177 lots and 394 lots sold for the same periods in 2011.  The price per acre for the three and six month periods ended June 30, 2012 was lower than the same periods in 2011. The price per acre was higher for three and six months ended June 30, 2011 due to a significantly higher volume of more expensively priced lots sold in our East Shore community the second quarter of 2011. In the second quarter of 2011, 26 residential lots were sold in East Shore for $4.2 million compared to only one lot sale in East Shore in the second quarter of 2012 for $0.7 million. The average price per lot was $9,000 higher for three and six months ended June

30, 2011 for the same reason. The average price per lot was $8,000 higher for the six months ended June 30, 2012 due to a higher volume of lot sales in the gated community of Carlton Woods Creekside.

Summerlin new home sales ended the second quarter of 2012 stronger than the first quarter with 133 sales compared to 115 sales, or an increase of 15.7%.  On another positive note, inventory levels in both the new home segment and resale market continue to decline, resulting in improved home pricing.  Increases in new home prices benefit us because we earn higher price participation from the home builders and the value of our land inventory increases as well. Summerlin’s residential land sales revenue increased by $1.3 million for the three months ended June 30, 2012 and decreased by $5.7 million for the six months ended June 30, 2012 compared to the same periods in 2011. Summerlin sold 156 and 267 residential lots during the three and six months ended June 30, 2012 compared to 116 and 312 residential lots during the three and six months ended June 30, 2011. At June 30, 2012, Summerlin had 183 residential lots under contract representing approximately $15.3 million of sales, of which $10.6 million are scheduled to close in 2012 with the remaining $4.7 million scheduled for 2013, if all sales are completed. Although Las Vegas housing and economic conditions have steadily improved since the beginning of 2012, we remain cautious and it is unclear whether this trend is sustainable.

Total revenue and expenses for the Master Planned Communities segment is summarized as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Master Planned Communities (*)
Land sales	$43,928	$43,514	$80,017	$88,313
Builder price participation	1,528	1,139	2,341	2,226
Other land sale revenues	3,671	4,500	7,305	7,434
Total revenues	49,127	49,153	89,663	97,973
Cost of sales - land	22,978	21,880	41,657	48,806
Land sales operations	9,967	9,962	20,955	19,750
Depreciation and amortization	2	23	3	46
Interest, net	(3,718)	(3,108)	(7,201)	(7,862)
Total expenses	29,229	28,757	55,414	60,740
Venture partner share of The Woodlands EBT	—	(5,730)	—	(10,088)
MPC EBT	$19,898	$14,666	$34,249	$27,145

(*) Our Master Planned Communities segment includes revenues and expenses related to The Woodlands. On July 1, 2011, we acquired our partner’s equity interest. As a result of the acquisition, we now consolidate The Woodlands operations. Such amounts in prior periods include The Woodlands as if consolidated. For a detailed breakdown of EBT, refer to Note 15.

The cost of land sales increased by $1.1 million for the three months ended June 30, 2012 compared to the same period in 2011 due primarily to more land sales in Summerlin. Our total land sales gross margins, which include builder price participation, decreased to approximately 49.5% for the second quarter of 2012 compared to 51.0% for the second quarter of 2011.  The lower volume and mix of residential land sales and lower commercial land sales in The Woodlands and the mix of residential land sales in Summerlin during the second quarter of 2012 compared to the second quarter of 2011 were responsible for the decrease.

The cost of land sales decreased by $7.1 million for the six months ended June 30, 2012 compared to the same period in 2011 due primarily to lower residential and commercial land sales in The Woodlands and Summerlin. Land sales gross margins increased for the six months ended June 30, 2012 to 49.4% compared to 46.1% for the six months ended June 30, 2011, due primarily to new cost of sales percentages calculated for The Woodlands based on the purchase price allocation to land on July 1, 2011. The gross margin for The Woodlands was up 4.5% in the second quarter of 2012 and 3.1% for the six months ended June 30, 2012 due to a lower residential land cost of sales percentage in 2012 compared to 2011.

Land sale operations were flat for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Land sale operations increased $1.2 million for the six months ended June 30, 2012 compared to the same period in 2011 due to increased advertising and commissions, primarily in The Woodlands.

Prior to July 1, 2011, The Woodlands, as a stand-alone entity, was not able to capitalize all of its interest expense because the accumulated expenditures related to assets qualifying for interest capitalization was less than its outstanding debt. Upon the acquisition of our partner’s 47.5% economic share of The Woodlands, all interest expense is subject to capitalization.

MPC Net Contribution

	Three months Ended June 30,		Six months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
MPC REP EBT (*)	$19,898	$14,666	$34,249	$27,145
Plus:
Cost of sales - land	22,978	15,970	41,657	37,438
Depreciation and amortization	2	12	3	24
Less:
MPC land/residential development and acquisitions expenditures	22,951	18,253	47,235	40,344
MPC Net Contribution	$19,927	$12,395	$28,674	$24,263

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

The above table sets forth MPC Net Contribution for the three and six months ended June 30, 2012 and 2011. MPC Net Contribution is defined as MPC REP EBT, plus MPC cost of sales and depreciation and amortization, and reduced by MPC development and acquisition expenditures. Current period expenditures primarily relate to land expected to be sold in future periods. The increase in the MPC Net Contribution of $7.5 million during the three months ended June 30, 2012 and $4.4 million for the six months ended June 30, 2012 compared to the same periods in 2011 is primarily due to our 52.5% partial economic ownership of The Woodlands during the three and six months ended June 30, 2011. Our partner’s share of The Woodlands EBT was $5.7 million for the second quarter 2011.

During the three and six months ended June 30, 2012, we capitalized $1.9 million and $3.8 million, respectively, compared to $1.2 million and $4.0 million for the same periods in 2011 of internal costs related to our MPC segment. Of those capitalized internal costs, salaries represented $1.3 million and $2.5 million for the three and six months ended June 30, 2012, respectively, compared to $0.6 million and $1.3 million for the same periods in 2011.

Operating Assets Segment

We view NOI as an important measure of the operating performance of our Operating Assets. These assets typically generate rental revenues sufficient to cover their operating costs, and variances between years in net operating income typically results from changes in rental rates, occupancy, tenant mix and operating expenses.

Operating Assets NOI and REP EBT

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Operating Assets
Retail
Ward Centers	$5,555	$5,232	$11,119	$10,819
South Street Seaport (a)	1,749	886	2,207	1,538
Rio West Mall	330	305	730	677
Landmark Mall (a)	234	161	509	519
Riverwalk Marketplace (a)	315	139	479	209
Cottonwood Square	110	134	223	216
Park West	222	217	488	331
20/25 Waterway Avenue	396	301	835	527
Waterway Garage Retail	7	14	10	14
Total Retail	8,918	7,389	16,600	14,850
Office
110 N. Wacker	1,507	1,462	3,037	2,992
Columbia Office Properties	695	797	1,105	1,401
4 Waterway Square	1,607	323	2,662	676
9303 New Trails	571	110	960	276
1400 Woodloch Forest	444	141	819	410
2201 Lake Woodlands Drive	(2)	83	(2)	166
Total Office	4,822	2,916	8,581	5,921

Millennium Waterway Apartments (b)	260	—	260	—
The Woodlands Resort and Conference Center	4,599	3,238	6,841	5,202
Total Retail, Office, Multi-family, Resort and Conference Center	18,599	13,543	32,282	25,973

The Club at Carlton Woods	(1,294)	(1,444)	(2,302)	(2,513)
The Woodlands Parking Garages	(238)	(205)	(493)	(437)
The Woodlands Ground leases	92	130	191	215
Other Properties	391	1,184	721	1,539
Total Other	(1,049)	(335)	(1,883)	(1,196)
Total Operating Assets NOI	17,550	13,208	30,399	24,777

Straight-line lease amortization	207	(13)	417	871
Depreciation and amortization	(5,672)	(5,216)	(10,529)	(10,207)
Equity in earnings from Real Estate Affiliates	446	(315)	3,122	2,971
Interest, net	(3,673)	(3,539)	(6,974)	(7,374)
Less: Partners’ share of Operating Assets REP EBT	—	—	—	(1,067)
Operating assets REP EBT (c)	$8,858	$4,125	$16,435	$9,971

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Operating Assets NOI - Equity and Cost Method Investments
Millennium Waterway Apartments (b)	$734	$220	$1,768	$198
Woodlands Sarofim# 1	190	381	476	781
Stewart Title (title company)	536	218	669	259
Forest View/Timbermill Apartments (d)	88	432	582	852
Total NOI - equity investees as of June 30, 2012	1,548	1,251	3,495	2,090

Adjustments to NOI (e)	(517)	(900)	(1,452)	(1,799)
Equity Method Investments REP EBT	1,031	351	2,043	291
Less: Joint Venture Partner’s Share of REP EBT	(585)	(666)	(1,297)	(1,214)
Equity in earnings (loss) from Real Estate Affiliates	446	(315)	746	(923)
Distributions from Summerlin Hospital Investment	—	—	2,376	3,894
Equity in earnings (loss) from Real Estate Affiliates	$446	$(315)	$3,122	$2,971

Company’s Share of Equity Method Investments NOI
Millennium Waterway Apartments (b)	$613	$184	$1,477	$165
Woodlands Sarofim# 1	38	76	95	156
Stewart Title (title company)	268	109	335	130
Forest View/Timbermill Apartments (d)	44	216	291	426
Total NOI - equity investees	$963	$585	$2,198	$877

	Economic	June 30, 2012
	Ownership	Debt
		(In thousands)
Millennium Waterway Apartments (b)	83.55%	$—
Woodlands Sarofim#1	20.00%	6,950
Stewart Title(title company)	50.00%	—
Forest View/Timbermill Apartments (d)	50.00%	—

(a)          Straight-line ground rent amortization was excluded from 2011 to conform with 2012.

(b)         On May 31, 2012, we acquired our partner’s interest in the 393-unit Millennium Waterway Apartments. NOI for periods prior to June 1, 2012 is included in Operating Assets NOI - Equity and Cost Method Investments.

(c)          For a detailed breakdown of our Operating Assets segment EBT, refer to Note 15. Such amounts in prior periods include The Woodlands as if consolidated.

(d)         On April 19, 2012, the joint ventures owning the Forest View and Timbermill Apartments completed their sale to a third party. Our share of the distributable cash, after repayment of debt and transaction expenses, was $8.6 million.

(e)          Adjustments to NOI primarily include straight-line and market lease amortization, depreciation and amortization and non- real estate taxes.

Reconciliation of Operating Assets Segment Equity in Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Segment Equity in Earnings from Real Estate Affiliates	$446	$(315)	$3,122	$2,971
Less: Equity Method Investments Share of REP EBT	(446)	315	(746)	923
Cost Basis Investments and dividends	—	—	2,376	3,894

Add HHC Equity Method investments:
The Woodlands	—	2,110	—	3,729
Circle T	—	—	—	—
Forest View/ Timbermill Apartments	2	—	4	—
Millennium Waterway Apartments	185	—	406	—
Stewart Title (title company)	257	—	316	—
Woodlands Sarofim#1	2	—	20	—
Equity in Earnings from Real Estate Affiliates	$446	$2,110	$3,122	$7,623

Retail Properties

NOI of $8.9 million increased 20.7% for the three months ended June 30, 2012 as compared to $7.4 million for the same period in 2011. NOI of $16.6 million increased 11.8% for the six months ended June 30, 2012 as compared to $14.8 million for the same period in 2011. Most of our retail properties experienced higher NOI with a significant amount of the increase attributable to South Street Seaport, 20/25 Waterway Avenue, Ward Centers and Riverwalk Marketplace.

Stronger NOI at South Street Seaport is primarily due to new leases which commenced in mid-2011 and higher specialty lease revenue from the addition of new vendor carts which are partially offset by increased property administration costs that are not recoverable from the tenants. As discussed in Note 13 - Commitments and Contingencies, we have entered in to an agreement to amend and restate the ground lease which will allow for the redevelopment of Pier 17.

Higher NOI for 20/25 Waterway Avenue is a result of 100.0% occupancy for the first six months of 2012 as compared to approximately 88.9% occupancy in 2011.

Riverwalk Marketplace’s increased specialty leasing rents of $0.2 million continue to provide higher NOI for 2012. In addition, the special events associated with the NCAA men’s final four basketball program and Lundi Gras contributed to higher NOI during the six months ended June 30, 2012. On July 26, 2012, we announced the redevelopment of Riverwalk Marketplace into an upscale urban outlet center named The Outlet Collection at Riverwalk. Our plans currently anticipate expanding the existing footprint by approximately 50,000 square feet to 250,000 square feet. Costs of the redevelopment are expected to be approximately $70.0 million with a late 2012 construction start date. The redevelopment is contingent upon obtaining an acceptable amount of pre-leasing for the property and financing.

Ward Centers has experienced increased NOI as a result of higher overage rent due to the strong retail sales in Hawaii. A national retailer is expected to take occupancy prior to the end of 2012 of approximately 30,000 square feet formerly occupied by Borders. During 2011, we completed the Ward Village Shops garage, a 722 stall parking deck to facilitate the leasing of additional space at Ward Centers. Our predecessor had begun the garage and we incurred approximately $15.0 million of costs to complete after the separation from our former parent. During the second quarter of 2012, we also completed and opened the upper level of Ward Village Shops at Ward Centers. The space is approximately 35,744 square feet and is leased to T.J. Maxx commencing in May 2012. The cost spent to complete the project is approximately $9.4 million and the asset was classified in the Operating Assets segment at June 30, 2012. We are seeking a tenant for the 28,607 square foot space in the lower level. Approximately $3.1 million has been spent to complete this space as of June 30, 2012, and we estimate approximately $5.5 million of additional costs (including tenant allowances) to complete.  Combined, both T.J. Maxx and the national retailer are expected to contribute approximately $2.0 million to Ward Centers NOI in 2013.

During the second quarter of 2012, we executed 20 leases representing 100,191 square feet with average annual rents of $29.70 per square foot during the initial year of the lease term, and for the six months ended June 30, 2012, we have executed 38 leases representing 157,163 square feet with average annual rents of $27.75 per square foot during the initial year of the lease term. Of the 38 leases, 25 represent comparable leases where there was a prior tenant with an increase in cash basis rent of 3.83%.

Office Properties

All of the office properties listed in the NOI schedule, except for 110 N. Wacker and the Columbia Office Properties, are located in The Woodlands. Leases related to our office properties are generally triple net leases. These leases typically require tenants to pay their pro-rata share of certain property operating costs, such as real estate taxes, utilities and insurance.

NOI of $4.8 million increased 65.4% for the three months ended June 30, 2012 as compared to $2.9 million for the same period in 2011. NOI of $8.6 million increased 44.9% for the six months ended June 30, 2012 as compared to $5.9 million for the same period in 2011.

The increase in NOI associated with 4 Waterway Square and 9303 New Trails relates to these assets achieving stabilization. As of June 30, 2011, the occupancy percentage was 41.8% for 4 Waterway Square and 72.0% for 9303 New Trails compared to 100% occupancy for both properties as of June 30, 2012. From November 2009 through January 2012, we occupied a portion of 9303 New Trails office space ranging from 5,914 square feet to 9,969 square feet, which represents 6.1% and 10.2% respectively, of the total building square footage; however, we moved into another third party owned asset in January 2012 and subsequently leased this space to a third party.

The increase in NOI from 1400 Woodloch Forest relates to its occupancy reaching 100% compared to 71.9% as of June 30, 2011. 2201 Lake Woodlands Drive is 100% occupied; however, NOI declined by $0.1 million for the three months ended June 30, 2012 and $0.2 million for the six months ended June 30, 2012 due to a specialty leasing arrangement with a tenant who will occupy space in 3 Waterway Square upon completion of construction.

During the second quarter of 2012, we executed seven leases representing 62,840 square feet with average annual rents of $26.74 per square foot during the initial year of the lease term, and for the six months ended June 30, 2012, we executed ten leases representing 179,524 square feet with average annual rents of $22.85 per square foot during the initial year of the lease term. Of the ten executed leases, seven are initial leases for first generation space that has never been occupied or represents pre-leasing at 3 Waterway Square, which is currently under construction. Two of the ten leases represent comparable leases where there was a prior tenant with an increase in cash basis rent of 5.04%.

Multi-family

On May 31, 2012, we acquired our partner’s interest in Millennium Waterway Apartments. We now consolidate Millennium Waterway Apartments.  This asset adds a stabilized Class A multi-family property located in The Woodlands Town Center to our portfolio. The property is currently 95.4% occupied and has a stabilized annual NOI of $4.2 million. In conjunction with this acquisition, we entered into a pre-development agreement with the partner to construct a 314-unit Class A multi-family property as more fully discussed under our Strategic Developments segment.

The Woodlands Resort and Conference Center

The Woodlands Resort and Conference Center’s increase in NOI for the three and six months ended June 30, 2012 as compared to the same periods in 2011 is primarily due to higher overall revenue per available room (which is the average daily room rate multiplied by average occupancy), which increased 15.0% for the first six months of 2012 to $120.50 compared to $105.09 for the same period in the prior year. Increased business activity and strong local economic conditions at The Woodlands and surrounding areas are driving increased revenue and NOI as compared to 2011.

Other

The Club at Carlton Woods (the “Club”) is a 36-hole golf and country club at The Woodlands with 590 total members as of June 30, 2012. The Club sold 18 net new golf memberships during the six months ended June 30, 2012. We estimate the Club requires approximately 800 members to achieve break-even NOI, and therefore we expect to incur NOI losses for the foreseeable future.

The Woodlands Parking Garages comprise nearly 3,000 parking spaces in two separate parking structures. The Waterway Square Garage (1,942 spaces) is located in The Woodlands Town Center and has excess parking capacity for future commercial development. Woodloch Forest garage has approximately 1,000 total spaces with 300 spaces available for future adjacent office development.

Partially Owned

During the first quarter 2012, we received a $2.4 million distribution from our Summerlin Hospital investment. We received a $3.9 million distribution in the first quarter of 2011, approximately $2.0 million of which is related to the calendar year 2010 and the remaining $1.9 million is related to periods prior to 2010 which had been deferred due to a capital project at the hospital. Distributions from the Summerlin Hospital are typically made one time per year and in the first quarter.

On April 19, 2012, the joint ventures owning the Forest View and Timbermill tax-credit apartments completed their sale to a third party.  There was no gain or loss recognized on these sales. Our share of the distributable cash, after repayment of debt and transaction costs, was $8.6 million. The NOI associated with the management fees for operating these joint ventures were included in Other Properties on the schedule of Operating Assets NOI and REP EBT. As a result of the sale, NOI decreased $0.4 million for the three and six months ended June 30, 2012, compared to the same periods in 2011. Total revenue and expenses for the Operating Assets segment is summarized as follows:

	Three Months Ended June		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Operating Assets (*)
Minimum rents	$20,222	$18,283	$38,744	$36,049
Resort and conference center revenues	11,970	10,441	21,626	19,106
Other rental and property revenues	12,196	10,682	22,752	20,498
Total revenues	44,388	39,406	83,122	75,653

Rental property real estate taxes	2,607	2,657	5,226	5,310
Rental property maintenance costs	1,885	1,687	3,725	3,268
Resort and conference center operations	7,371	7,203	14,785	13,904
Other property operating costs	14,594	14,374	28,421	27,079
Provisions for doubtful accounts	174	290	149	444
Depreciation and amortization	5,672	5,216	10,529	10,207
Interest, net	3,673	3,539	6,974	7,374
Equity in Earnings from Real Estate Affiliates	(446)	315	(3,122)	(2,971)
Total expenses	35,530	35,281	66,687	64,615
Venture partner share of The Woodlands EBT	—	—	—	(1,067)
Operating Assets REP EBT	$8,858	$4,125	$16,435	$9,971

(*) For a detailed breakdown of our Operating Assets segment EBT, refer to Note 15. Such amounts in prior periods include The Woodlands as if consolidated.

Total revenues of $44.4 million and $83.1 million for the three and six months ended June 30, 2012 increased 12.6% and 9.9%, respectively, as compared to $39.4 million and $75.7 million for the same periods in 2011. The increase is primarily related to higher occupancy at the Resort and Conference Center, stabilization of two office properties located in The Woodlands, specialty lease programs at South Street Seaport and Riverwalk Marketplace and new leases at Ward Centers.

Total expenses for the three months ended June 30, 2012 are essentially flat. Total expenses for the six months ended June 30, 2012 of $66.7 million increased $2.1 million primarily due to increased utility costs which are included in other property operating costs. Other property operating costs generally include recoverable and non-recoverable costs relating to our properties.

Strategic Developments Segment

Our Strategic Development assets generally require substantial future development to achieve their highest and best use. Other than the residential condominium project located in Nouvelle at Natick (Boston, Massachusetts), which is now sold out, the remaining properties in this segment generate little to no revenues. Expenses relating to these assets are primarily related to carrying costs, such as property taxes and insurance, and other ongoing costs related to maintaining the assets in their current condition. If we decide to redevelop a Strategic Development asset, we would expect that, upon completion of redevelopment, the asset would be reclassified to the Operating Assets segment and NOI would become an important measure of its operating performance.

Total revenue and expenses for the Strategic Developments segment is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Strategic Developments (*)
Minimum rents	$234	$236	$476	$449
Condominium unit sales	134	6,660	267	10,424
Other rental and property revenues	56	129	174	1,205
Total revenues	424	7,025	917	12,078

Condominium unit cost of sales	49	5,554	167	8,867
Rental and other property operations	1,206	1,589	3,051	3,762
Provision for doubtful accounts	—	13	(104)	(138)
Depreciation and amortization	59	59	117	117
Interest, net	180	5	254	5
Total expenses	1,494	7,220	3,485	12,613
Venture partner share of the Woodlands EBT	—	—	—	—
Strategic Developments REP EBT	$(1,070)	$(195)	$(2,568)	$(535)

(*) For a detailed breakdown of our Strategic Developments segment of EBT, refer to Note 15.

Condominium unit sales decreased as we only sold one and two condominium units at Nouvelle at Natick for the three and six months ended June 30, 2012, respectively, and have no remaining units at June 30, 2012. These 2012 sales were units designated for low-income housing.

The amount in other rental and property revenues for the six months ended June 30, 2011 is primarily due to the sale of two ancillary parcels of land, aggregating approximately 4.6 acres, at the Kendall Town Center. Additionally, rental and other property costs decreased during the six months ended June 30, 2012 primarily due to the reduction in settlement, advertising and HOA expenses related to our Nouvelle at Natick project as the sell-out of this project was completed.

We were actively pursuing the sale of our 22-acre site in Pocatello, Idaho (Alameda Plaza). On July 6, 2012, we sold 11.5 acres consisting of 104,705 square feet of mostly vacant retail space for $4.6 million. We are continuing to explore the sale of the remaining 10.5 acres consisting of 85,636 square feet of mostly vacant retail space.

3 Waterway Square is a 232,021 square feet office building located in The Woodlands Town Center for which we began construction in the first quarter of 2012. The cost to date related to this development is approximately $6.4 million (exclusive of allocated land value) as of June 30, 2012. We estimate an additional $45.0 million to complete this project with an anticipated completion during the second quarter of 2013.  The building is currently 90% pre-leased.  We currently expect the property to reach stabilized annual NOI of $5.9 million in the third quarter of 2013.

On April 12, 2012, the Columbia Parcel D venture, in which we are a 50% partner with a multi-family developer and which was formed to construct a 375-unit apartment building, received approval of the final development plan component of the entitlement process.  The approval also includes Parcel C, which would allow for up to 817 apartment units and 76,000 square feet of retail in the two parcels. This approval is the first step in the process and precedes the submission of the Site Development Plan, which was submitted on June 7, 2012.  Pre-development design and engineering is underway. Our share of the costs to date is approximately $1.3 million. The total project budget is $90.6 million including $20.1 million attributable to our contributed land.  Our anticipated cash investment in this project is expected to be $5.9 million excluding our land contribution. Construction start is expected by early 2013, with completion during 2014. We anticipate the project to generate stabilized annual NOI of $6.6 million in 2016.

During the first six months of 2012, HHMK Development, LLC, our venture with local development partners in Honolulu, continued pre-development work on a proposed 210-unit condominium tower above the Nordstrom parking garage at Ala Moana shopping center in Honolulu, HI.  The venture was formed in 2011 to explore the development of the condominium tower. Based on the pre-development activities performed to date, we currently believe the market will support a development. Accordingly, the venture is finalizing designs for the tower and expects to begin pre-sales before the end of 2012.

On May 14, 2012, we entered into a joint venture, Millennium Woodlands Phase II, LLC (“Millennium Phase II”), with The Dinerstein Companies, for the construction of a 314-unit Class A multi-family property in The Woodlands Town Center. Our partner is the managing member of Millennium Phase II.  On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million to the joint venture (compared to our $4.5 million book value), our partner’s contribution of $3.0 million in cash, and by a construction loan in the amount of $37.7 million which is guaranteed by our partner. Total construction costs are estimated to be approximately $38.4 million (exclusive of land value), the estimated completion is the second quarter of 2014, and the property is currently expected to reach stabilized annual NOI of $4.8 million during the third quarter of 2014.

Additionally, on July 18, 2012, we announced the development of a 66-acre mixed use site called Hughes Landing at Lake Woodlands. Hughes Landing will have up to eight office buildings, hotel, retail and multi-family residential housing. As a result of a high demand for office space in The Woodlands, evidenced by 3 Waterway Square being 90% leased prior to opening, HHC will begin construction of the first office building, One Hughes Landing, an eight story, 195,227 square foot Class-A Building. Construction of this building is expected to begin in the Fall of 2012 with completion anticipated in the Fall of 2013. Total budgeted construction cost is $45.0 million (exclusive of land value). The building is expected to reach stabilized annual NOI of $5.0 million during the third quarter of 2014.

As more fully described in Note 13 — Commitments and Contingencies, during June of 2012, we entered into an agreement to amend and restate the South Street Seaport ground lease (“Agreement to Amend”) which allows HHC to renovate and rehabilitate Pier 17(“Renovation Project”). The Renovation Project will be renovation and reconstruction of the existing Pier 17 Building which consists of approximately 195,000 square feet of leasable area. Construction on this site is expected to begin during the second quarter of 2013 and conclude mid-year 2015. We are currently processing the necessary governmental approvals, securing tenants and finalizing the design and development budget for this project. Pursuant to the non-binding letter of intent on December 12, 2011, HHC maintains an option to develop a mixed use project adjacent to the site if obligations under the Agreement to Amend and certain terms of the letter of intent are met.

General and Administrative, Warrant Loss, Tax and Equity in Earnings

General and administrative, warrant liability gain (loss) and provision for income taxes are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
General and administrative	$8,160	$7,662	$16,557	$12,483
Warrant liability gain (loss)	23,430	56,910	(98,421)	(69,135)
Loss on remeasurement of tax indemnity receivable	(8,782)	—	(8,782)	—
Provision for income taxes	1,301	959	5,085	3,415
Equity in earnings from Real Estate Affiliates	446	2,110	3,122	7,623

During the second quarter of 2012, we reclassified certain salaries and overhead costs relating to land development activities for The Woodlands from general and administrative expenses to master planned community operations. The amounts reclassified were $1.4 million for the six months ended June 30, 2012 and $1.3 million and $2.5 million for the three and six months ended June 30, 2011, respectively.

We do not believe that the general and administrative expenses for the three and six months ended June 30, 2011 are comparable to the three and six months ended June 30, 2012 because during 2011, we were building our infrastructure and had not consolidated The Woodlands’ operations. If we had completed The Woodlands acquisition on January 1, 2011, our general and administrative expenses for the six months ended June 30, 2011 would have increased by approximately $2.8 million to $15.3 million.

Our general and administrative expenses for the three months ended June 30, 2012 totaled $8.2 million compared to $8.4 million and $10.1 million for the first quarter of 2012 and the fourth quarter of 2011, respectively. Included in general and administrative expenses for the second and first quarters of 2012 and the fourth quarter of 2011 were $0.9 million, $1.8 million and $1.4 million, respectively, related to The Woodlands. The general and administrative expenses associated with the Woodlands for the three months ended June 30, 2012 included a favorable adjustment of $0.5 million related to employee performance programs accruals which were replaced with one-time option grants which vest over a five-year period. Corporate compensation and benefits expenses totaled approximately $4.6 million and $9.8 million for the three and six months ended June 30, 2012, respectively. The lower general and administrative expenses primarily relate to the capitalization of a portion of the direct overhead costs of our development professionals.  We capitalized $1.5 million and $2.5 million of internal costs related to our Strategic Development Segment for the three and six months ended June 30, 2012. Approximately $1.2 million and $2.0 million of these costs are related to salaries for the three and six months ended June 30, 2012. We did not capitalize internal costs with respect to this segment in 2011 as we were in the initial stages of evaluating if any of the projects should be developed.

The increase in warrant liability for the six months ended June 30, 2012 and 2011 is due to an increase in estimated value of the Sponsors and Management Warrants (Note 2) during the periods.

The increase in the provision for income taxes for the three and six months ended June 30, 2012 compared to the same periods in 2011 was primarily attributable to increases in operating income in the three and six months ended June 30, 2012 compared to the same periods in 2011. The provision for income taxes was also impacted by changes in valuation allowances, unrecognized tax benefit interest expense and other permanent items.

The effective tax rates on our pretax earnings were 3.7% and (7.0)% for the three and six months ended June 30, 2012, respectively, compared to 1.4% and (7.6)% for the three and six months ended June 30, 2011, respectively. The changes in the tax rate were primarily attributable to the changes in the warrant liability for the three and six months ended June 30, 2012 compared to the same periods in 2011. The Company has significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable, and changes in valuation allowances, that cause the Company’s effective tax rate to deviate greatly from statutory rates.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our Master Planned Communities segment, cash generated from our operating assets, net proceeds from asset sales and first mortgage financings secured by our assets. Our primary uses of cash include working capital, overhead, debt service, property improvements, pre-development and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing contracted obligations and anticipated ordinary course operating expenses for at least the next twelve months. The pursuit of development and re-development opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding. Most of these costs are currently discretionary, which means that we could discontinue spending on these activities if our liquidity profile, economic conditions or feasibility of projects changes. We intend to raise this additional funding with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time.

During the second quarter of 2012, we refinanced $18.1 million of existing debt related to our Bridgeland master planned community with a ten-year term loan facility at a fixed interest rate of 5.50% for the first five years and three-month LIBOR plus 2.75% for the remaining term and maturing on June 29, 2022. Beginning on June 29, 2014, annual principal payments are required in the amount of 5% of the then outstanding principal balance. In addition, we entered into a three year revolving credit facility with aggregate borrowing capacity of $140.0 million and a $30.0 million maximum loan amount. The revolving loan bears interest at the greater of 5.00% or LIBOR plus 3.25%. This loan will provide working capital for development at Bridgeland. Also, in the second quarter of 2012, we paid off several small notes totaling approximately $7.3 million.

We have no final debt maturities for the remainder of 2012 and have approximately $36.1 million of debt maturing in 2013. Please refer to Note 8 — Mortgages, Notes and Loans Payable for a table showing our debt maturity dates.

In March 2011, The Woodlands refinanced a portion of its debt by entering into a $270 million credit facility, which has an initial maturity in March 2014, and a $36.1 million financing which has an initial maturity in October 2012. Both loans have one-year extension options at our option. As of June 30, 2012, our consolidated debt was $659.4 million and our share of the debt of our Real Estate Affiliates aggregated $1.4 million.

The following table summarizes our Net Debt on a segment basis as of June 30, 2012. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and Special Improvement District receivables. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

Segment Basis Net Debt

	Master					Non-	Total
	Planned	Operating		Strategic	Segment	Segment	June 30,
(In thousands)	Communities	Assets		Developments	Totals	Amounts	2012
Mortgages, notes and loans payable	$245,201 (a)	$410,954	(b)	$4,631	$660,786	$—	$660,786
Less Cash and cash equivalents	(97,003)	(13,251	)(c)	—	(110,254)	(144,306)	(254,560)
Special Improvement District receivables	(41,256)	—		—	(41,256)	—	(41,256)
Municipal Utility District receivables	(94,710)	—		—	(94,710)	—	(94,710)
Net debt	$12,232	$397,703		$4,631	$414,566	$(144,306)	$270,260

(a)          Includes The Woodlands’ $176.7 million Master Credit Facility outstanding balance.

(b)         Includes our $1.4 million share of debt of our Real Estate Affiliates.

(c)          Includes our $0.3 million share of cash and cash equivalents of our RealEstate Affiliates.

Summary of Cash Flows

The Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 are not comparable on a line item basis because The Woodlands was not consolidated for the six months ended June 30, 2011. Therefore, the following line item comparisons between periods do not include The Woodlands.

Cash Flows from Operating Activities

Cash provided by operating activities was $29.6 million for the six months ended June 30, 2012 as compared to cash provided by operations of $17.0 million for the six months ended June 30, 2011. The increase of $12.6 million for the six months ended June 30, 2012 is primarily due to cash contribution from The Woodlands’ operations of $11.2 million as well as lower master planned community and condominium development expenditures of $6.7 million and higher earnings from the non-Woodlands operating assets offset by lower condominium unit sales.

Cash Flows from Investing Activities

Cash used in investing activities was $1.0 million for the six months ended June 30, 2012 and $18.6 million for the six months ended June 30, 2011.

Total cash expenditures for the six months ended June 30, 2012 primarily include $3.9 million related to the Ward Village Shops, $2.5 million for property improvements at Ward Centers, $2.0 million related to improvements at South Street Seaport,  $4.7 million of tenant-related improvements at The Woodlands and $2.3 million related to the 3 Waterway development. For the six months ended June 30, 2011, the majority of the expenditures were related to completing a parking garage at Ward Centers.

Proceeds from the sales of investment in real estate affiliate of $8.6 million were generated by the sale of the Timbermill and Forest View Apartments for the six months ended June 30, 2012.

Cash Flows from Financing Activities

Cash used in financing activities was $1.8 million for the six months ended June 30, 2012 and $7.1 million for the six months ended June 30, 2011.

Principal payments on mortgages, notes and loans payable were $36.3 million for the six months ended June 30, 2012 and included repayment of $20.6 million of mortgages at Bridgeland, $6.3 million repayment of The Woodlands Master Credit Facility and the remainder of repayments are associated with $7.3 million early repayment of several small notes and SID bonds. Proceed from new borrowings totaling $35.8 were generated from the $14.5 million financing at 20/25 Waterway with the remaining debt primarily used to refinance the Bridgeland mortgage.

Cash provided by financing activities for the six months ended June 30, 2011 of $29.0 million resulted from the mortgage financing secured by the 110 N. Wacker Drive office building located in Chicago, Illinois. The principal payments on mortgages, notes and loan payable of $38.0 million for the six months ended June 30, 2011 includes the refinancing for 110 N. Wacker and $5.0 million related to the contingent purchase price obligation at our Bridgeland MPC.

Contractual Cash Obligations and Commitments

Significant updates to our contractual obligations and commitments to make payments are provided below. Additional information regarding our contractual obligations and commitments as well as items not included below can be found under the heading “Contractual Cash Obligations and Commitments” in our 2011 Form 10-K.

						Subsequent
(In thousands)	2012	2013	2014	2015	2016	/ Other	Total
Long-term debt-principal (a)	$52,294	$28,764	$34,899	$125,978	$229,184	$198,024	$669,143
Interest Payments (b)	29,247	26,381	24,127	19,561	15,727	56,638	171,681
Total	$81,541	$55,145	$59,026	$145,539	$244,911	$254,662	$840,824

(a)          Long-term debt-principle obligations reflect the maturities as of December 31, 2011, updated to include the $18.1 million refinancing of our Bridgeland land loan as well as the new loans of $14.5 million at 20/25 Waterway and $55.6 million at Millennium Waterway Apartments. We also revised the debt obligations to reflect the $7.3 million early repayment of several small notes.

(b)         These amounts represent future interest payments related to our existing long-term debt obligations based on fixed and variable interest rates specified in the respective loan agreements as of Decemer 31, 2011. These amounts were updated to include interest payments for the $18.1 million refinancing of our Bridgeland land loan as well as the new loans of $14.5 million at 20/25 Waterway and $55.6 million at Millennium Waterway Apartments. We also revised the interest payments to reflect the $7.3 million early repayment of several small notes.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. We have interests in property owning non-consolidated ventures which have mortgage financing. The financings are non-recourse to us and totaled $6.9 million as of June 30, 2012.

REIT Requirements

In order for Ward to remain qualified as a REIT for federal income tax purposes, Ward must distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its stockholders, including us.  See Note 10 for more detail on Ward’s ability to remain qualified as a REIT.

Seasonality

Generally, revenues from our Operating Assets segment, Master Planned Communities segment and Strategic Developments segment are not subject to seasonal variations. However, rental incomes for certain retail tenants are subject to overage rent terms, which are based on tenant sales. These retail tenants are generally subject to seasonal variations, with a significant portion of their sales and earnings occurring during the last two months of the year.  As such, our rental income is higher in the fourth quarter of each year.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the U.S. GAAP and IFRSs”, and it is effective for fiscal years beginning after December 15, 2011. The adoption of this policy did not have an impact on our financial statements. No other new accounting pronouncements have been issued which impact or could impact the prior, current or subsequent years.

ITEM 3           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing and with respect to our floating rate financings in that increases in interest rates could adversely affect cash flow. As of June 30, 2012, we had $465.0 million of variable-rate debt outstanding of which $172.0 million has been swapped to a fixed-rate. Approximately $176.7 million of the $293.0 million of total variable rate debt that has not been swapped to a fixed rate is represented by the Master Credit Facility at The Woodlands. Due to the revolving nature of this type of debt, it is generally inefficient to use interest rate swaps as a hedging instrument; rather, we have purchased an interest rate cap for this facility to mitigate our exposure to rising interest rates. We also did not swap to a fixed rate $77.0 million of the outstanding balance on the Victoria Ward financing because it is structured to permit partial repayments to release collateral for re-development. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. As of June 30, 2012, annual interest costs would increase approximately $2.9 million for every 1% increase in floating interest rates. Generally, our interest costs are capitalized due to the level of assets we have under development; therefore, the impact on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) is expected to be minimal. For additional information concerning our debt, and management’s estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to Item 2, the Liquidity and Capital Resources discussion above and to Notes 8 and 9. We seek to manage a portion of our floating rate interest exposure by using interest rates swaps and caps.

ITEM 4           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Internal Controls over Financial Reporting

There have been no changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

In making its assessment of the changes in internal controls over financial reporting as of June 30, 2012, our management excluded the evaluation of the internal controls over financial reporting at The Woodlands due to our acquisition of the remaining interest from our former partner on July 1, 2011.

PART II       OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS

In the ordinary course of our business, we are from time to time involved in legal proceedings related to the ownership and operations of our properties.  Neither we nor any of our Real Estate Affiliates are currently involved in any legal or administrative proceedings that we believe are likely to have a materially adverse effect on our business, results of operations or financial condition.

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
August 9, 2012

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

10.2+	The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 14, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed herewith

+ Management Contract, Compensatory plan or arrangement

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2012.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2012 and 2011, and (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011.