Form 10-Q
period 2012-09-30
Howard Hughes Corp
filed 2012-11-09
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of common stock, $0.01 par value, outstanding as of November 5, 2012 was 37,973,640.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30,	December 31,
	2012	2011
	(In thousands, except share amounts)
Assets:
Investment in real estate:
Master Planned Community assets	$1,585,514	$1,602,437
Land	253,867	236,363
Buildings and equipment	646,459	556,786
Less: accumulated depreciation	(106,387)	(92,494)
Developments in progress	224,370	195,034
Net property and equipment	2,603,823	2,498,126
Investment in Real Estate Affiliates	36,162	62,595
Net investment in real estate	2,639,985	2,560,721
Cash and cash equivalents	272,854	227,566
Accounts receivable, net	13,425	15,644
Municipal Utility District receivables, net	105,487	86,599
Notes receivable, net	28,677	35,354
Tax indemnity receivable, including interest	326,150	331,771
Deferred expenses, net	12,740	10,338
Prepaid expenses and other assets, net	124,752	127,156
Total assets	$3,524,070	$3,395,149

Liabilities:
Mortgages, notes and loans payable	$683,804	$606,477
Deferred tax liabilities	75,538	75,966
Warrant liabilities	290,488	127,764
Uncertain tax position liability	135,468	129,939
Accounts payable and accrued expenses	136,760	125,404
Total liabilities	1,322,058	1,065,550

Commitments and Contingencies (see Note 13)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 37,973,640 shares issued and outstanding as of September 30, 2012 and 37,945,707 shares issued and outstanding as of December 31, 2011	379	379
Additional paid-in capital	2,714,258	2,711,109
Accumulated deficit	(508,686)	(381,325)
Accumulated other comprehensive loss	(9,590)	(5,578)
Total stockholders’ equity	2,196,361	2,324,585
Noncontrolling interests	5,651	5,014
Total equity	2,202,012	2,329,599
Total liabilities and equity	$3,524,070	$3,395,149

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues:
Master Planned Community land sales	$40,218	$34,152	$120,235	$75,692
Builder price participation	1,867	1,233	4,208	2,351
Minimum rents	23,135	19,403	62,609	53,098
Tenant recoveries	6,065	5,398	17,932	14,537
Condominium unit sales	—	9,071	267	19,495
Resort and conference center revenues	8,328	7,200	29,954	7,200
Other land revenues	6,385	5,537	13,433	9,093
Other rental and property revenues	8,817	4,679	19,879	9,130
Total revenues	94,815	86,673	268,517	190,596
Expenses:
Master Planned Community cost of sales	21,439	27,033	63,096	51,907
Master Planned Community operations	9,936	10,734	30,962	22,313
Rental property real estate taxes	3,574	2,010	10,583	7,793
Rental property maintenance costs	2,263	2,155	6,304	5,278
Other property operating costs	16,933	14,961	46,306	34,413
Condominium unit cost of sales	—	5,470	96	13,722
Resort and conference center operations	6,965	6,352	21,750	6,352
Provision for (recovery of) doubtful accounts	240	(141)	285	174
General and administrative	9,339	8,673	25,896	21,156
Depreciation and amortization	6,764	7,208	17,715	13,592
Total expenses	77,453	84,455	222,993	176,700

Operating income	17,362	2,218	45,524	13,896

Interest income	2,375	2,341	7,048	7,097
Interest expense	(445)	—	(646)	—
Early extinguishment of debt	—	(11,305)	—	(11,305)
Warrant liability gain (loss)	(64,303)	169,897	(162,724)	100,762
Reduction in tax indemnity receivable	(2,873)	—	(11,655)	—
Investment in Real Estate Affiliate basis adjustment	—	(6,053)	—	(6,053)
Equity in earnings from Real Estate Affiliates	310	166	3,432	7,787
Income (loss) before taxes	(47,574)	157,264	(119,021)	112,184
Provision (benefit) for income taxes	2,618	(7,760)	7,703	(4,344)
Net income (loss)	(50,192)	165,024	(126,724)	116,528
Net income (loss) attributable to noncontrolling interests	781	(729)	(637)	(777)
Net income (loss) attributable to common stockholders	$(49,411)	$164,295	$(127,361)	$115,751

Basic income (loss) per share:	$(1.30)	$4.33	$(3.36)	$3.05

Diluted income (loss) per share:	$(1.30)	$(0.14)	$(3.36)	$0.38

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Comprehensive income (loss), net of tax:
Net income (loss)	$(50,192)	$165,024	$(126,724)	$116,528
Other comprehensive income (loss):
Interest rate swaps (a)	(954)	(2,024)	(3,115)	(2,772)
Capitalized swap interest (b)	(328)	—	(897)	—
Other comprehensive loss	(1,282)	(2,024)	(4,012)	(2,772)
Comprehensive income (loss)	(51,474)	163,000	(130,736)	113,756
Comprehensive income (loss) attributable to noncontrolling interests	781	(729)	(637)	(777)
Comprehensive income (loss) attributable to common stockholders	$(50,693)	$162,271	$(131,373)	$112,979

(a)         Net of deferred taxes of $1.1 million during both the three and nine months ended September 30, 2011. Net of deferred taxes of $ 0.1 million and $ 0.2 million during the three and nine months ended September 30, 2012, respectively.

(b)         Net of deferred taxes of $ 0.2 million and $0.5 million during the three and nine months ended September 30, 2012, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

					Accumulated	Noncontrolling
			Additional		Other	Interests in
		Common	Paid-In	Accumulated	Comprehensive	Consolidated	Total
(In thousands, except shares)	Shares	Stock	Capital	Deficit	Income (Loss)	Ventures	Equity
Balance January 1, 2011	37,904,506	$379	$2,708,036	$(528,505)	$(1,627)	$824	$2,179,107
Net income (loss)		—	—	115,751	—	777	116,528
Adjustment to noncontrolling interests		—	—	—	—	3,700	3,700
Acquisitions		—	—	—	—	(248)	(248)
Interest rate swaps, net of tax $1,100		—	—	—	(2,772)	—	(2,772)
Stock plan activity	37,601	—	2,500	—	—	—	2,500
Balance, September 30, 2011	37,942,107	$379	$2,710,536	$(412,754)	$(4,399)	$5,053	$2,298,815

Balance January 1, 2012	37,945,707	$379	$2,711,109	$(381,325)	$(5,578)	$5,014	$2,329,599
Net income (loss)		—	—	(127,361)	—	637	(126,724)
Interest rate swaps, net of tax $212		—	—	—	(3,115)	—	(3,115)
Capitalized swap interest, net of tax $523		—	—	—	(897)	—	(897)
Stock plan activity	27,933	—	3,149	—	—	—	3,149
Balance, September 30, 2012	37,973,640	$379	$2,714,258	$(508,686)	$(9,590)	$5,651	$2,202,012

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(126,724)	$116,528
Adjustments to reconcile net loss to cash provided by operating activities:
Reduction in tax indemnity receivable	11,655	—
Equity in earnings (loss) from Real Estate Affiliates, net of distributions	14	(3,693)
Investment in Real Estate Affiliate basis adjustment	—	6,053
Provision for doubtful accounts	285	174
Depreciation	14,062	11,235
Amortization	3,653	2,357
Amortization of deferred financing costs and debt market rate adjustments, net	(49)	393
Amortization of intangibles other than in-place leases	(263)	(1,205)
Straight-line rent amortization	(379)	(1,223)
Deferred income taxes	6,454	(4,730)
Restricted stock and stock option amortization	3,149	2,500
Warrant liability loss (gain)	162,724	(100,762)
Master Planned Community and condominium development expenditures	(72,741)	(65,813)
Master Planned Community and condominium cost of sales	60,407	65,359
Net changes:
Accounts and notes receivable	13,284	(1,822)
Prepaid expenses and other assets	1,168	(3,463)
Deferred expenses	(2,377)	(872)
Accounts payable and accrued expenses	(15,341)	2,393
Other, net	279	(1,457)
Cash provided by operating activities	59,260	21,952

Cash Flows from Investing Activities:
Real estate and property expenditures	(36,815)	(25,015)
Cash acquired from The Woodlands acquisition, net of cash consideration	—	5,493
Reimbursement for infrastructure improvements from municipality	—	5,560
Proceeds from dispositions	—	1,130
Consideration paid to acquire Millennium Waterway Apartments, net of cash acquired	(2,721)	—
Distribution from Millennium Waterway Apartments	6,876	—
Proceeds from sales of investment in Real Estate Affiliates	8,579	—
Investments in Real Estate Affiliates, net	(496)	—
Decrease in restricted cash	4,251	—
Cash used in investing activities	(20,326)	(12,832)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	44,828	241,644
Principal payments on mortgages, notes and loans payable	(37,193)	(241,148)
Deferred financing costs	(1,281)	(2,935)
Proceeds from issuance of management warrants	—	2,000
Cash provided by (used in) financing activities	6,354	(439)
Net change in cash and cash equivalents	45,288	8,681
Cash and cash equivalents at beginning of period	227,566	284,682
Cash and cash equivalents at end of period	$272,854	$293,363

Supplemental Disclosure of Cash Flow Information:
Interest paid	$16,398	$15,272
Interest capitalized	19,737	16,687
Income taxes paid	966	—

Non-Cash Transactions:
Acquisition of Millennium Waterway Apartments
Land	(15,917)	—
Building and equipment	(56,002)	—
Other Assets	(2,669)	—
Mortgages, notes and loans payable	55,584	—
Other liabilities	754	—
Acquisition of 70 CCC
Land	(1,281)	—
Building and equipment	(13,089)	—
Other Assets	(2,957)	—
Mortgages, notes and loans payable	16,037	—
Other liabilities	1,290	—
Reduction in investments in Real Estate Affiliates due to the Millennium Waterway Apartments’ acquisition	22,405	—
Special Improvement District bond transfers associated with land sales	(2,689)	(3,188)
Real estate and property expenditures	11,984	—
Reduction in investments in Real Estate Affiliates due to The Woodlands’ acquisition	—	(128,764)
Acquisition note related to The Woodlands (See Note 4)	—	96,500
Debt assumed from The Woodlands’ acquisition (See Note 4)	—	296,695
Prepetition liabilities funded by GGP	—	3,323
MPC land contributed to Real Estate Affiliate	(2,190)	—
Purchase of land from GGP	(1,315)	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1        BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities Exchange Commission (the “SEC”). Such condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements for the year ended December 31, 2011 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2011. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. We have made certain reclassifications in 2011 to conform to the 2012 presentation. In 2011, we reclassified $4.7 million of deferred income taxes from accounts payable and accrued expenses on the Condensed Consolidated Statements of Cash Flows to conform to the 2012 presentation. We reclassified certain salaries and overhead costs relating to land development activities for The Woodlands from general and administrative expenses to Master Planned Community operations of $1.5 million and $4.0 million related to the three and nine months ended September 30, 2011, respectively. In addition, we reclassified operating costs related to the Columbia office properties from general and administrative expenses to other property costs. The results for the interim period ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

As more fully described in Note 4, on July 1, 2011, we acquired our partner’s 47.5% economic interest in The Woodlands not previously owned by us. As a result of this acquisition, beginning on July 1, 2011, we consolidated the financial results of The Woodlands which were previously accounted for under the equity method. Our condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2012 are not comparable to the same period in 2011 due to the consolidation of The Woodlands.

Management has evaluated all material events occurring subsequent to the date of the condensed consolidated financial statements up to the date and time this Quarterly Report is filed.

NOTE 2        SPONSORS AND MANAGEMENT WARRANTS

On November 9, 2010 (the “Effective Date”), we issued warrants to purchase 8.0 million shares of our common stock to certain of the sponsors (the “Sponsors Warrants”) with an estimated initial value of approximately $69.5 million. The initial exercise price for the warrants of $50.00 per share and the number of shares of common stock underlying each warrant are subject to adjustment for future stock dividends, splits or reverse splits of our common stock or certain other events. Approximately 6.1 million warrants are immediately exercisable, and approximately 1.9 million warrants are exercisable upon 90 days prior notice for the first 6.5 years after issuance and are subsequently exercisable without notice any time thereafter. The Sponsors Warrants expire on November 9, 2017.

In November 2010 and February 2011, we entered into certain warrant agreements (the “Management Warrants”) with David R. Weinreb, our Chief Executive Officer, Grant Herlitz, our President, and Andrew C. Richardson, our Chief Financial Officer, in each case prior to his appointment to such position. The Management Warrants representing 2,862,687 underlying shares which may be adjusted pursuant to a net settlement option were issued pursuant to such agreements at fair value in exchange for a combined total of approximately $19.0 million in cash from such executives at the commencement of their respective employment. Mr. Weinreb and Mr. Herlitz’s warrants have exercise prices of $42.23 per share and Mr. Richardson’s warrant has an exercise price of $54.50 per share. Generally, the Management Warrants become exercisable in November 2016 and expire by February 2018.

The estimated $230.2 million fair value for the Sponsors Warrants and estimated $60.3 million fair value for the Management Warrants as of September 30, 2012, have been recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The fair values were estimated

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

using an option pricing model and Level 3 inputs due to the unavailability of comparable market data. The estimated fair values for the Sponsor Warrants and Management Warrants were $102.6 million and $25.2 million, respectively, as of December 31, 2011. Increases (loss) and decreases (gain) in the fair value of the Sponsors Warrants and the Management Warrants are recognized in earnings.

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

Information related to our EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Basic EPS:
Numerator:
Net income (loss)	$(50,192)	$165,024	$(126,724)	$116,528
Net income (loss) attributable to noncontrolling interests	781	(729)	(637)	(777)
Net income (loss) attributable to common stockholders	$(49,411)	$164,295	$(127,361)	$115,751

Denominator:
Weighted average basic common shares outstanding	37,916	37,912	37,909	37,907

Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$(49,411)	$164,295	$(127,361)	$115,751
Less: Warrant liability gain	—	(169,897)	—	(100,762)
Adjusted net income (loss) available to common stockholders	$(49,411)	$(5,602)	$(127,361)	$14,989

Denominator:

Weighted average basic common shares outstanding	37,916	37,912	37,909	37,907
Restricted stock and stock options	—	—	—	5
Warrants	—	843	—	1,585

Weighted average diluted common shares oustanding	37,916	38,755	37,909	39,497

Basic earnings (loss) per share:	$(1.30)	$4.33	$(3.36)	$3.05

Diluted earnings (loss) per share:	$(1.30)	$(0.14)	$(3.36)	$0.38

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The diluted EPS computations for the three and nine months ended September 30, 2012 exclude 843,962 stock options, 57,933 shares of restricted stock, 8,000,000 shares of common stock underlying the Sponsor Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti-dilutive.

Additionally, the diluted EPS computation for the three months ended September 30, 2011 excludes 692,362 stock options and 38,953 shares of restricted stock because their inclusion would have been anti-dilutive. The diluted EPS computation for the nine months ended September 30, 2011 excludes 692,362 stock options because their inclusion would have been anti-dilutive.

NOTE 4        ACQUISITIONS AND DISPOSITIONS

On August 15, 2012, we acquired 70 Columbia Corporate Center (“70 CCC”), a 169,590 square foot Class A office building located in the Columbia, Maryland town center by assuming a promissory note which encumbered the property and providing a participation right to the lender for 30% of the appreciation in the market value of the building less our preferred return. The promissory note bears interest at 4.25% and matures on August 31, 2017. The building was approximately 23.7% leased at closing. Simultaneous with the closing of the transaction, we executed a lease for 76,308 square feet that will increase occupancy to approximately 68.7% when the tenants take possession which is estimated to occur in March 2013. As part of the transaction, we deposited approximately $5.0 million into an escrow account for capital expenditures, tenant improvements and leasing commissions at the property. We are entitled to a 10% cumulative preferred return, after debt service, on our invested capital in the property. Cash flow is then split pro-rata based on our original contributed equity of $5.0 million plus any additional equity contributed and the loan amount. Excess proceeds from a capital event, after repayment of outstanding debt and the preferred return will be split 30% to the lender and 70% to us. The acquisition was recorded at fair value of $17.5 million and consists of land and a building that was valued as if it were vacant and the “as-if-vacant” value was allocated between the land and building. The “as-if-vacant” value was derived by estimating the value of the property assuming it was generating stabilized cash flows using market lease, capitalization and discount rates based on recent comparable market transactions, reduced by the estimated lease-up and carrying costs that we would incur to achieve stabilized cash flow if the property were vacant. The fair value of the liabilities assumed was determined using a discounted cash flow analysis. 70 CCC is included in our Operating segment.

On July 6, 2012, we sold 11.5 acres including 104,705 square feet of mostly vacant retail space in Pocatello, ID (Alameda Plaza) for $4.5 million. Our net earnings recognized on the sale was $2.0 million. As the sale of certain development assets is an integral part of our business strategy, we recognize the proceeds as revenue in the condensed consolidated statements of operations.

On May 31, 2012, we acquired our partner’s interest in the 393-unit Millennium Waterway Apartments for $6.9 million, following the funding of a $55.6 million ten-year non-recourse mortgage bearing a 3.75% interest rate. Total assets of $78.6 million and liabilities of $56.4 million, including the recently funded loan, were consolidated into our financial statements at fair value as of the acquisition date. Prior to the acquisition, we accounted for our investment in Millennium Waterway Apartments under the equity method. We now own 100% of this stabilized Class A multi-family property located in The Woodlands Town Center. Included in the condensed consolidated statements of operations are revenues of $1.9 million and $2.5 million and net earnings of $0.6 million and $0.9 million since the acquisition date, for the three and nine months ended September 30, 2012, respectively. In conjunction with this acquisition, we entered into a new joint venture with the partner to construct a 314-unit Class A multi-family property. Please refer to Note 7 — Real Estate Affiliates for information about the new joint venture.

On July 1, 2011, we acquired our partner’s 47.5% economic interest (represented by a 57.5% legal interest) in TWCPC Holdings, L.P., The Woodlands Operating Company, L.P. and TWLDC Holdings, L.P. (collectively referred to as “The Woodlands”) for $117.5 million. The Woodlands is located near Houston, Texas.  As a result of the acquisition, we now consolidate The Woodlands operations into our financial statements: therefore, our condensed consolidated financial statements are not comparable for the nine months ended September 30, 2011.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

Please refer to Note 15 — Segments for a presentation of the results as if we consolidated The Woodlands for all periods presented. Prior to such acquisition, we accounted for The Woodlands using the equity method. Our acquisition of The Woodlands net assets resulted in a $3.9 million after-tax loss on the re-measurement relating to our existing 52.5% economic interest which had a $134.8 million net book value at June 30, 2011. The loss is recorded in the Investment in Real Estate Affiliate basis adjustment line on our Condensed Consolidated Statements of Operations. Included in the Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2011, are revenues of $40.3 million and a net loss of $7.9 million for the quarter ended September 30, 2011. The net loss includes the impact of purchase accounting adjustments, including an $8.6 million increase in cost of sales to reflect the step-up in basis of finished lot inventory sold during the three months ended September 30, 2011.

Pro Forma Information

The following pro forma information for the nine months ended September 30, 2011 was prepared as if The Woodlands’ acquisition had occurred as of the beginning of such period:

Nine Months Ended September 30, 2011
(In thousands)
Total revenues	$276,240
Net income (loss) attributable to common shareholders	112,393

Pro forma adjustments were made for: (1) purchase accounting, including (a) depreciation for the step-up in basis for net property and equipment, (b) amortization of in-place and above/below market leases, (c) land cost of sales increase for step-up in land basis for finished lots acquired and sold and (d) amortization of deferred financing costs, prepaid commissions and deferred profits which were eliminated and (2) adjustments for interest expense which is capitalizable in accordance with our interest capitalization policy.

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

There were no impairment charges recorded during the three or nine months ended September 30, 2012 or 2011.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

NOTE 6                                           FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents, for each of the fair value hierarchy levels required under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” our assets and liabilities that are measured at fair value on a recurring basis.

	September 30, 2012				December 31, 2011
	Fair Value Measurements Using				Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)				(In thousands)
Liabilities
Warrants	$290,488	$—	$—	$290,488	$127,764	$—	$—	$127,764
Interest rate swaps	7,724	—	7,724	—	4,367	—	4,367	—

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

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	2012	2011
	(In thousands)
Balance as of December 31,	$127,764	$227,348
Warrant liability (gain) loss	162,724	(100,762)
Purchases	—	2,000
Balance as of September 30,	$290,488	$128,586

The significant unobservable input used in the fair value measurement of our warrants designated as Level 3 as of September 30, 2012 is as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range/ Average
	(In thousands)

Warrants	$290,488	Option Pricing Valuation Model	Expected Volatility (a)	27%-28% (28%)

(a) Based on the asset volatility of comparable companies.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The expected volatility in the table above is a significant unobservable input used to estimate the fair value of our warrant liabilities. An increase in expected volatility would increase the fair value of the liability, while a decrease in expected volatility would decrease the fair value of the liability.

The following tables summarize our assets and liabilities that were measured at fair value on a non-recurring basis:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss (Gain) Three and Nine Months Ended September 30, 2012
	(In thousands)
Investment in Real Estate Affiliates	$22,405	$22,405	(a)	$—	$—	$—

(a)         We measured our equity interest in Millennium Waterway Apartments based on our purchase of our partner’s 23.5% economic interest in Millennium Waterway Apartments. We used Level 1 inputs for the cash payment.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Notes receivable, net	$28,677	$28,677	$35,354	$35,354
Tax indemnity receivable, including interest	326,150	(c)	331,771	(c)

Liabilities:
Fixed-rate debt	$159,098	$160,689	$83,164	$85,047
Variable-rate debt (a)	473,778	473,778	468,100	468,100
SID bonds (b)	50,928	50,928	55,213	55,213
Total mortgages, notes and loans payable	683,804	685,395	606,477	608,360

(a) As more fully described below, $172.0 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt.

(b) Due to the uncertain repayment terms of the Special Improvement District (“SID”) bonds, the carrying value approximates fair value.

(c) It is not practicable to estimate the fair value of the tax indemnity receivable, including interest, as the timing and ultimate amount received under contract is highly dependent on numerous future events that cannot be reliably predicted.

Notes receivables are carried at net realizable value which approximates fair value. The estimated fair values of these notes receivable are categorized as Level 3 due to certain factors, such as current interest rates, terms of the note and credit worthiness of the borrower.

The fair value of debt in the table above was estimated based on a discounted future cash payment model using Level 2 inputs which includes risk premiums for loans of comparable quality and a risk free rate derived from the current London Interbank Offered Rate (“LIBOR) or U.S. Treasury obligation interest rates. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value because of the short-term maturity of these instruments.

NOTE 7                                                 REAL ESTATE AFFILIATES

In the ordinary course of business, we enter into partnerships or joint ventures primarily for the development and operations of real estate assets which are referred to as real estate affiliates. These partnerships or joint ventures are typically characterized by a non-controlling ownership interest with decision making and distribution of expected gains and losses being proportionate to the ownership interest.  We account for these partnerships and joint ventures in accordance with ASC 810, as amended (“ASC 810”).

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

On October 11, 2011, we entered into a joint venture with two local developers and formed HHMK Development, LLC to explore the development of a luxury condominium tower at the Ala Moana Center, Honolulu, HI. On June 14, 2012, we formed another 50:50 joint venture, KR Holdings, LLC (“KR Holdings”), with the same partner. The initial capital contribution which is due at closing for the construction loan will include our interest in the condominium declaration and air rights for the condominium tower and cash from our partner. We anticipate the construction loan to close in June 2013. We determined that KR Holdings is a VIE, and that we are not the primary beneficiary. Accordingly, we account for our investment in KR Holdings using the equity method. On September 17, 2012, KR Holdings closed on two $20.0 million non-recourse mezzanine loan commitments with List Island Properties, LLC and A & B Properties, Inc. These loans have a blended interest rate of 12%, must be drawn in full at the construction loan closing date and mature on April 30, 2018 with the option to extend for one year. In addition to the mezzanine loans, A & B Properties and List Island Properties, LLC, both have a back-end profit interest in KR Holdings, LLC, which entitles them to receive a share of the profits after we get a return of our capital plus a 13% preferred return on our capital. LIST Co., Ltd, the parent of List Island Properties, LLC, will serve as an exclusive representative for buyers in Japan for the residences. Three million dollars of the $40.0 million provided by the mezzanine lenders may be drawn and used to fund the pre-development costs of the venture. Per the terms of the mezzanine loans, the venture is not required to repay this $3.0 million if the construction loan fails to close or the project fails to go forward. Of the committed pre-development costs, $2.0 million has been funded as of September 30, 2012 and is non-interest bearing.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

On May 14, 2012, we entered into a joint venture, Millennium Woodlands Phase II, LLC (“Millennium Phase II”), with the same partner from Millennium Waterway Apartments as discussed in Note 4 for the construction of a 314-unit Class A multi-family complex in The Woodlands Town Center. Our partner is the managing member of Millennium Phase II.  As the managing member, our partner controls, directs, manages and administers the affairs of Millennium Phase II. Millennium Phase II is a variable interest entity, and although we have the majority ownership interest in the joint venture, we determined that we are not the primary beneficiary because our partner has the power to direct activities that most significantly impact the economic performance of the joint venture (81.43%). On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million to the joint venture, our partner’s contribution of $3.0 million in cash, and by a construction loan in the amount of $37.7 million which is guaranteed by our partner. The development of Millennium Phase II further expands our multi-family portfolio in The Woodlands Town Center.

On October 30, 2012, we funded $4.5 million in cash to the Bridges at Mint Hill joint venture in accordance with the venture’s operating agreement. The cash was used to repay a mortgage secured by land to be contributed by our partner. As a result, our ownership percentage increased to 90.5% from 79.0%, and we now have the ability to direct the significant economic activities of the entity; therefore, we will begin consolidating this joint venture in the fourth quarter of 2012.

The Bridges at Mint Hill, LLC, HHMK Development, LLC, KR Holdings, LLC, Millennium Woodlands Phase II, LLC and the Parcel D Development, LLC joint venture entities included in the table below are VIEs. The aggregate carrying value of the unconsolidated VIEs was $7.9 million and $3.2 million as of September 30, 2012 and December 31, 2011, respectively, and was classified as Investments in Real Estate Affiliates in the Condensed Consolidated Balance Sheet. Because these joint ventures are in the pre-development stage, there were no earnings for the three and nine months ended September 30, 2012. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees on behalf of these VIEs.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

Below is a summary of our Investments in Real Estate Affiliates:

	Economic/ Legal Ownership		Carrying Value		Share of Earnings/Dividends
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In percentages)		(In thousands)		(In thousands)

The Woodlands (a)			$—	$—	$—	$—	$—	$3,727
Bridges at Mint Hill, LLC (b)	79.00%	79.00%	673	180	—	—	—	—
Circle T	50.00%	50.00%	9,004	9,004	—	—	—	—
Forest View Apartments (c) (d)	—	50.00%	—	5,358	—	1	2	1
HHMK Development, LLC	50.00%	50.00%	947	—	—	—	—	—
KR Holdings, LLC	50.00%	—	—	—	—	—	—	—
Millennium Waterway Apartments (e)	100.00%	83.55%	—	21,998	—	14	406	14
Millennium Woodlands Phase II, LLC	81.43%	—	2,190	—	—	—	—	—
Parcel D Development, LLC	50.00%	50.00%	4,084	2,990	—	—	—	—
Stewart Title (c)	50.00%	50.00%	3,758	3,643	324	85	640	85
Timbermill Apartments (c) (d)	—	50.00%	—	3,988	—	1	2	1
Woodlands Sarofim #1 (c)	20.00%	20.00%	2,462	2,456	(14)	30	6	30
Other investments			300	—	—	—	—	—
			23,418	49,617	310	131	1,056	3,858
Cost basis investments (f)			12,744	12,978	—	35	2,376	3,929
Total			$36,162	$62,595	$310	$166	$3,432	$7,787

(a)              As of July 1, 2011, The Woodlands is consolidated and no longer a Real Estate Affiliate (Refer to Note 4). Prior to July 1, 2011, we owned 52.5% economic interest in The Woodlands.

(b)             Ownership percentage as of October 30, 2012 is 90.50%

(c)              Equity investment consolidated into our financial statements as part of the acquisition of our partner’s economic interest in The Woodlands on July 1, 2011.

(d)             On April 19, 2012, the joint ventures owning the Forest View and Timbermill Apartments completed their sale to a third party. Our share of the distributable cash, after repayment of debt and transaction expenses, was $8.6 million.

(e)              On May 31, 2012, we acquired our partner’s interest for $6.9 million and consolidated this property.

(f)               Includes dividends received from Summerlin Hospital Medical Center.

As of September 30, 2012, approximately $9.1 million of indebtedness was secured by the properties owned by our Real Estate Affiliates in which our share was approximately $2.5 million (KR Holdings, LLC - $1.0 million; Millennium Woodlands Phase II - $0.1 million; and Woodlands Sarofim #1 - $1.4 million) based upon our economic ownership. The debt is non-recourse to us.

NOTE 8                                                 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	September 30,	December 31,
	2012	2011
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$159,098	$83,164
Special Improvement District bonds	50,928	55,213
Variable-rate debt:
Collateralized mortgages, notes and loans payable	473,778	468,100
Total mortgages, notes and loans payable	$683,804	$606,477

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The following table presents our mortgages, notes, and loans payable by property:

			Maximum	Carrying Value
	Final Maturity (a)	Interest Rate	Facility Amount	September 30, 2012	December 31, 2011
				(In thousands)

110 N. Wacker (b)	October 2019	5.21%		$29,000	$29,000

70 Columbia Corporate Center	August 2017	4.25%		16,037	—

Other Financing Arrangements	July 2015	—		754	—

Bridgeland
Land Loan (d)	June 2022	5.50%		18,066	—
Development Loan (e)	June 2015	5.00%	$30,000	2,757	—
Various mortgage notes	—	—		—	20,604
Bridgeland Total				20,823	20,604

Special Improvement District bonds
Summerlin South - S108	December 2016	5.95%		1,183	1,302
Summerlin South - S124	December 2019	5.95%		342	378
Summerlin South - S128	December 2020	7.30%		825	862
Summerlin South - S128C	December 2030	6.05%		5,847	5,956
Summerlin South - S132	December 2020	6.00%		5,067	5,378
Summerlin South - S151	June 2025	6.00%		11,064	12,293
Summerlin West - S808	April 2021	5.71%		—	682
Summerlin West - S809	April 2023	6.65%		—	1,000
Summerlin West - S810	April 2031	7.13%		22,185	22,770
The Shops at Summerlin Centre - S128	December 2030	6.05%		3,765	3,829
The Shops at Summerlin Centre - S108	December 2016	5.95%		650	713
SID Payable to Nevada Cancer Institute	December 2019	5.95%		—	50
Special Improvement District bonds Total				50,928	55,213

The Woodlands
Master Credit Facility (f)	March 2015	5.00%	$270,000	176,704	183,000
Resort and Conference Center (g)	October 2013	6.00%		36,100	36,100
2201 Lake Woodlands Drive	November 2016	5.25%		—	4,803
Weiner Tract	January 2013	6.25%		—	1,479
Land in Montgomery Co.	December 2012	6.00%		—	649
Land in Harris Co.	January 2013	6.00%		—	381
Capital lease obligation	—	2.84%		67	147
CVS	upon sale	3.25%		—	101
4 Waterway Square	December 2023	4.88%		40,359	41,000
9303 New Trails	December 2023	4.88%		13,781	14,000
3 Waterway Square (h)	January 2017	3.25%	$43,295	217	—
20/25 Waterway	May 2022	4.79%		14,450	—
Millennium Waterway Apartments (i)	June 2022	3.75%		55,584	—
The Woodlands Total				337,262	281,660

Ward Centers (j)	September 2016	3.40%	$250,000	229,000	220,000

				$683,804	$606,477

(a)   Maturity date includes any extension option periods which are within our control.

(b)   Loan has a stated interest rate of one-month LIBOR + 2.25%. The $29.0 million outstanding principal balance is swapped to a 5.21% fixed rate through maturity.

(c)   The loan was refinanced during the second quarter of 2012.

(d)   Loan is for ten year term. First five years interest is fixed at 5.50% and for second five years interest rate is floating based on three-month LIBOR +2.75%.

(e)   Revolving development loan provides for a maximum of $30.0 million outstanding balance at any time with all draws not to exceed $140.0 million. The loan bears interest at three-month LIBOR + 3.25% and has a 5.00% minimum rate.

(f)    Loan bears interest at one-month LIBOR + 4.00% and has a 1.00% LIBOR floor.

(g)   Loan currently bears interest at one-month LIBOR + 5.00% and has a 1.00% LIBOR floor. The rate increases by 0.5% every six months after March 23, 2012 until maturity.

(h)   Loan bears interest at one-month LIBOR + 2.65%.

(i)    Loan payments are interest only until June 2017, then monthly principal and interest payment of $257,418 with unpaid balance due at maturity.

(j)    Loan has a stated interest rate of one-month LIBOR + 2.50%. $143.0 million of the outstanding principal balance is swapped to a 3.80% fixed rate through maturity.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The weighted average interest rate on our mortgages, notes and loans payable was 4.52% and 4.68% as of September 30, 2012 and December 31, 2011, respectively.

Mortgages, Notes and Loans Payable

As of September 30, 2012, we had $683.8 million of mortgages, notes and loans payable. Approximately $337.3 million of the debt included in the table above is related to The Woodlands, which was consolidated on July 1, 2011. All of the debt is non-recourse and is secured by the individual properties as listed in the table above, except for The Woodlands Master Credit Facility and Resort and Conference Center loans which are recourse to the partnerships that directly own The Woodlands operations, and a $7.0 million parent guarantee associated with the 110 N. Wacker mortgage, which is more fully discussed below.

The Woodlands Master Credit Facility is a $270.0 million facility consisting of a $170.0 million term loan and a $100.0 million revolving credit line (together, the “TWL Facility”). As of September 30, 2012, the TWL Facility had an outstanding balance of $176.7 million. The TWL Facility bears interest at one-month LIBOR plus 4.00% with a 1.00% LIBOR floor, has a March 29, 2014 initial maturity date and a one-year extension at borrower’s option. The TWL Facility also contains certain restrictions or covenants that, among other things, require the maintenance of specified financial ratios, restrict the incurrence of additional indebtedness at The Woodlands, and limit distributions from The Woodlands to us.  Until The Woodlands leverage, as defined by the credit agreement, is less than a 40.0% loan to value ratio, we must amortize the debt on a dollar for dollar basis for any distributions that we make from The Woodlands.  We have not distributed and do not currently intend to distribute cash from The Woodlands; therefore, this distribution provision has had no impact on us. As of September 30, 2012, leverage was approximately 37.90%. There was $11.0 million of undrawn and available borrowing capacity under the TWL Facility based on the collateral underlying the facility and covenants as of September 30, 2012. The TWL Facility also requires mandatory principal amortization payments during its initial term and during the extension period, if exercised.  Repayments of $25.0 million and $30.0 million are required on March 29, 2013 and, if extended, 2014, respectively. Furthermore, $10.0 million is due on each of June 29, September 29 and December 29, 2014 during the extension period.

On August 15, 2012, we assumed a $16.0 million loan as part of the acquisition of 70 CCC. The non-recourse, interest only promissory note matures on August 31, 2017, has a fixed rate of 4.25% and is secured by the property. Please refer to Note 4 — Acquisitions and Dispositions for description of the acquisition.

The Woodlands Resort and Conference Center loan has a $36.1 million outstanding balance as of September 30, 2012. The maturity date has been extended to December 2012 and may be further extended to October 2013 at our option. The loan bears interest at one-month LIBOR plus 5.00% as of September 30, 2012 and has a 1.00% LIBOR floor. The rate began to increase by 0.50% every six months after March 23, 2012 until maturity. The loan is secured by a 440-room and 40-acre conference center and resort located within The Woodlands, and requires the maintenance of specified financial ratios.

During the second quarter of 2012, we refinanced $18.1 million of existing debt related to our Bridgeland master planned community with a ten-year term loan facility at a fixed interest rate of 5.50% for the first five years and three-month LIBOR plus 2.75% for the remaining term and maturing on June 29, 2022. Beginning on June 29, 2014, annual principal payments are required in the amount of 5.00% of the then outstanding principal balance. In addition, we simultaneously entered into a three-year revolving credit facility with aggregate borrowing capacity of $140.0 million and which has a $30.0 million maximum outstanding loan amount at any time. The revolving loan bears interest at the greater of 5.00% or LIBOR plus 3.25% and matures on June 29, 2015. This loan is intended to provide working capital at Bridgeland in order to accelerate development efforts to meet the demand of homebuilders for finished lots in the community. The Bridgeland loans are cross collateralized and cross-defaulted and the Bridgeland Master Planned Community serves as collateral for the loans. The loans also require that Bridgeland maintain a minimum $3.0 million cash balance and a minimum net worth of $250.0 million. Additionally, we are restricted from making cash distributions from Bridgeland unless the revolver has no outstanding balance and one year of real estate taxes and debt service on the term loan have been escrowed with the lender.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 UNAUDITED

On May 31, 2012, as part of our acquisition of the partner’s interest in Millennium Waterway Apartments, we consolidated a $55.6 million non-recourse first mortgage loan. The proceeds from the mortgage were used to refinance the joint venture’s existing debt and to fund our acquisition of the partner’s interest in the property. The loan matures on June 1, 2022 and has a fixed interest rate of 3.75%. Payments are interest only until June 2017, then monthly principal and interest payments of $257,418 with the unpaid principal balance due at maturity.

On April 26, 2012, we closed on a 10-year, fixed rate loan with interest at 4.79% secured by 20/25 Waterway Avenue. The proceeds from the loan were $13.6 million.

On February 2, 2012, we secured non-recourse financing totaling $43.3 million for the construction of 3 Waterway Square, an eleven-story, 232,021-square foot office building in The Woodlands. The loan matures on January 31, 2015 and has two, one-year extension options. The loan bears interest at LIBOR plus 2.65%.

On December 5, 2011, we secured a $41.0 million loan for 4 Waterway Square and a $14.0 million loan for 9303 New Trails. The non-recourse mortgages mature on December 11, 2023 and have fixed interest rates of 4.88%.

On September 30, 2011, we closed on a $250.0 million first mortgage financing secured by the Ward Centers in Honolulu, HI, that bears interest at LIBOR plus 2.50%.  The loan matures on September 29, 2016, and $143.0 million of the principal balance was swapped to a 3.80% fixed rate for the term of the loan. The loan had a weighted-average interest rate of 3.40% as of September 30, 2012. The loan may be drawn to a maximum $250.0 million to fund capital expenditures at the property; provided, that the outstanding principal balance cannot exceed 65% of the property’s appraised value and the borrowers are required to have a minimum 10% debt yield to draw additional loan proceeds under the facility. The loan also permits partial repayment during its term in connection with property releases for development. On September 17, 2012, we drew an additional $9.0 million on the loan. As a result, the unused portion of this mortgage is $21.0 million as of September 30, 2012.

On May 10, 2011, we closed a $29.0 million first mortgage financing secured by our office building located at 110 N. Wacker Drive in Chicago, IL which bears interest at LIBOR plus 2.25%. At closing, the interest rate on the loan was swapped to a 5.21% fixed rate for the term of the loan. The loan matures on October 31, 2019 and its term is coterminous with the expiration of the first term of the existing tenant’s lease. The loan has an interest-only period through April 2015 and, thereafter, amortizes ratably to $12.0 million through maturity. We provided a $7.0 million repayment guarantee for the loan, which is reduced on a dollar for dollar basis during the amortization period.

As of September 30, 2012, $1.1 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable.

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

As of September 30, 2012, we were in compliance with all of the financial covenants related to our debt agreements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

NOTE 9                                              DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are primarily exposed to interest rate risks related to our variable interest debt, and we seek to manage this risk by utilizing interest rate derivatives. Our objectives in using interest rate derivatives are to add stability to interest costs by reducing our exposure to interest rate movements. To accomplish this objective and predictability, we use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The outstanding derivatives at September 30, 2012 were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2012, the amount of ineffectiveness recorded in earnings was insignificant.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that an additional $2.3 million will be reclassified as an increase to interest expense.

As of September 30, 2012, we had gross notional amounts of $172.0 million for interest rate swaps and a $100.0 million interest rate cap that were designated as cash flow hedges of interest rate risk. The fair value of the interest rate cap derivative was insignificant.

The table below presents the fair value of our derivative financial instruments which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets:

	September 30,	December 31,
	2012	2011
	(In thousands)
Interest Rate Swaps	$7,724	$4,367
Total derivatives designated as hedging instruments	$7,724	$4,367

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations:

	Three months ended September 30,			Three months ended September 30,
	2012	2011		2012	2011
Cash Flow Hedges	Amount of (Loss) Recognized in OCI	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of (Loss) Reclassified from AOCI into Earnings	Amount of Gain or (Loss) Reclassified from AOCI into Earnings
	(In thousands)			(In thousands)
Interest Rate Swaps	$(1,466)	$(1,834)	Interest Expense	$(512)	$(205)
	$(1,466)	$(1,834)		$(512)	$(205)

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

	Nine months ended September 30,			Nine months ended September 30,
	2012	2011		2012	2011
Cash Flow Hedges	Amount of (Loss) Recognized in OCI	Amount of Gain (Loss) Recognized in OCI	Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of (Loss) Reclassified from AOCI into Earnings	Amount of Gain or (Loss) Reclassified from AOCI into Earnings
	(In thousands)			(In thousands)
Interest Rate Swaps	$(4,627)	$(2,582)	Interest Expense	$(1,512)	$(316)
	$(4,627)	$(2,582)		$(1,512)	$(316)

NOTE 10                                             INCOME TAXES

Several of our subsidiaries are involved in a dispute with the IRS relating to years in which those subsidiaries were owned by GGP, and in connection therewith General Growth Properties (“GGP”) has provided us with an indemnity against certain potential tax liabilities. Pursuant to the Tax Matters Agreement, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the “Tax Indemnity”), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010 (“MPC Taxes”), in an amount up to $303.8 million, plus interest and penalties related to these amounts (the “Indemnity Cap”) so long as GGP controls the action in the Tax Court related to the dispute with the IRS as described below.  We recorded the Tax Indemnity receivable at the Indemnity Cap amount as of the spinoff date. The unrecognized tax benefits and related accrued interest recorded through September 30, 2012 are primarily related to the taxes that are the subject of the Tax Indemnity. We have recorded interest income receivable on the Tax Indemnity receivable in the amounts of $34.0 million and $28.0 million as of September 30, 2012 and December 31, 2011, respectively.

The timing of the utilization of the tax assets attributable to indemnified and non-indemnified gains results in changes to the Tax Indemnity receivable and is dependent on numerous future events, such as the timing of recognition of indemnified and non-indemnified gains, the amount of each type of gain recognized in each year, the use of specific deductions and the ultimate amount of indemnified gains recognized. These non-cash changes could be material to our financial statements.  Resolution of the Tax Court case noted below could also result in changes to the master planned community deferred gains and the timing of utilization of the tax assets, both of which could result in changes to the Tax Indemnity receivable.  We record the Tax Indemnity receivable based on the amounts indemnified which are determined in accordance with the provisions set forth in ASC 740 (Income Taxes).

During the three and nine months ended September 30, 2012, the reduction in tax indemnity receivable of $2.9 million and $11.7 million, respectively, related to our utilization of tax assets that contractually limit the amount we can receive pursuant to the Tax Matters Agreement and changes to our deferred tax liability for the MPC Taxes.

On May 6, 2011, GGP filed Tax Court petitions on behalf of the two former taxable REIT subsidiaries of GGP seeking a redetermination of federal income tax for the years 2007 and 2008. The petitions seek to overturn determinations by the IRS that the taxpayers were liable for combined deficiencies totaling $144.1 million. On October 20, 2011, GGP filed a motion in the United States Tax Court to consolidate the cases of the two former taxable REIT subsidiaries of GGP subject to litigation with the Internal Revenue Service due to the common nature of the cases’ facts and circumstances and the issues being litigated. The United States Tax Court granted the motion to consolidate. The litigation is currently scheduled for trial in November 2012.

Unrecognized tax benefits recorded pursuant to uncertain tax positions were $101.0 million as of September 30, 2012 and $101.4 as of December 31, 2011, excluding interest, of which this entire amount would not

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $34.5 million as of September 30, 2012 and $28.5 million as of December 31, 2011. We recognized an increase in interest expense related to the unrecognized tax benefits of $2.1 million and $6.0 million for the three and nine months ended September 30, 2012, respectively. A significant amount of the unrecognized tax benefits recorded in the financial statements are related to the tax court litigation and are expected to be resolved within the next twelve months.

We file a consolidated corporate tax return which includes all of our subsidiaries with the exception of Victoria Ward, Limited (“Ward”, substantially all of which is owned by us). Ward elected to be taxed as a REIT, commencing with the taxable year beginning January 1, 2002.  Ward has satisfied the REIT distribution requirements for 2011, and presently we intend to continue to operate Ward as a REIT.

NOTE 11                                             STOCK-BASED PLANS

Stock Options

Our stock based plans are described, and informational disclosures provided, in the notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2011. The following table summarizes our stock option plan activity for the nine months ended September 30, 2012:

	Stock Options	Weighted Average Exercise Price
Stock Options Outstanding at December 31, 2011	712,640	$57.72
Granted	165,000	63.38
Forfeited	(36,200)	58.56
Stock Options Outstanding at September 30, 2012	841,440	$58.79

Options granted vest ratably over five years, expire ten years after the grant date and generally do not become exercisable until 2017 due to their restriction on exercise until after the five-year anniversary of grant date.

Restricted Stock

During the second quarter of 2012, we granted 14,900 shares of restricted stock shares at a share price of $67.11. The restrictions on the shares generally lapse in 2017. In addition, shares of restricted stock shares totaling 13,033 at a share price of $60.15 were awarded to certain non-employee directors as part of an annual retainer for their services during the second quarter of 2012. Likewise, 8,953 of restricted stock shares at a share price $65.04 were awarded during the second quarter of 2011. The restrictions on the shares granted in 2011 have lapsed and the restrictions on the shares granted in 2012 will generally lapse in the second quarter of 2013. As of September 30, 2012, there were 57,933 shares of restricted stock outstanding.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

NOTE 12                                    OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of prepaid expenses and other assets.

	September 30,	December 31,
	2012	2011
	(In thousands)
Special Improvement District receivable	$41,402	$40,580
Other receivables	2,818	4,181
Federal income tax receivable	5,401	5,393
Prepaid expenses	7,209	6,507
Below-market ground leases	20,426	20,680
Security and escrow deposits	12,944	17,266
Above-market tenant leases	1,042	1,014
Uncertain tax position asset	12,070	11,935
In-place leases	13,713	11,865
Intangibles	3,714	3,074
Other	4,013	4,661
	$124,752	$127,156

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of accounts payable and accrued expenses.

	September 30,	December 31,
	2012	2011
	(In thousands)
Construction payable	$11,470	$8,923
Accounts payable and accrued expenses	38,998	45,078
Membership deposits	19,091	16,033
Above-market ground leases	2,629	2,748
Deferred gains/income	8,112	5,739
Accrued interest	2,218	2,747
Accrued real estate taxes	8,916	3,439
Tenant and other deposits	7,882	5,966
Insurance reserve	6,015	4,728
Accrued payroll and other employee liabilities	10,205	9,658
Interest rate swaps	7,724	4,367
Other	13,500	15,978
	$136,760	$125,404

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

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

We had outstanding letters of credit and surety bonds of $34.5 million as of September 30, 2012 and $41.6 million as of December 31, 2011. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

On June 29, 2012, we entered into an agreement to amend and restate the South Street Seaport ground lease with the City of New York according to the terms described in a non-binding letter of intent, dated December 12, 2011 between the New York City Economic Development Corporation and us. The agreement allows for the redevelopment of Pier 17 (“Renovation Project”). The restated ground lease will become effective when we meet certain milestones, the most important of which is the commencement of construction by June 30, 2013. Following commencement of construction of the Renovation Project, annual ground rent will be fixed at $1.2 million with an escalation of 3.00% annually and we will be entitled to a total $1.5 million rent credit, to be taken monthly over a 30-month period.  We also must provide a completion guarantee to New York City for the Renovation Project. We agreed to pay approximately $1.1 million of esplanade maintenance costs over a five-year period.  The initial esplanade payment of $210,000 per year escalates annually at CPI for the duration of the lease.

See Note 10 for additional contingencies related to our uncertain tax positions.

NOTE 14                                    TRANSACTIONS RELATED TO THE SPINOFF  FROM GGP AND RELATED PARTIES

Prior to the Effective Date, we entered into a Transition Services Agreement (the “TSA”) whereby GGP agreed to provide to us, on a transitional basis, certain specified services on an interim basis for various terms not exceeding 24 months following the Spinoff, subject to our right of earlier termination. Concurrently, we entered into a Reverse Transition Services Agreement (“RTSA”) whereby we agreed to provide GGP with certain income tax and accounting support services, also subject to earlier termination prior to its scheduled expiration of November 9, 2013. We incurred $0.4 million of expenses related to the TSA, and we received negligible reimbursements under the RTSA for the nine months ended September 30, 2011. No services have been provided under the TSA and RTSA for the nine months ended September 30, 2012, and we do not expect to provide or incur any services in the future. On November 9, 2010, we entered in to a Tax Matters Agreement with GGP. For a discussion of the Tax Matters Agreement, please refer to Note 10 — Income Taxes.

In January 2011, we entered into a Transition Agreement with TPMC Realty Services Group, Inc. (“TPMC”). David Weinreb, a director and our CEO, is the sole equity owner and the chief executive officer of TPMC, and Grant Herlitz, our president, is the president of TPMC. The Transition Agreement provided for, among other things, certain mutual transactions and services that facilitated the continuity of Company management, the net value of which were not material for the nine months ended September 30, 2011. Additionally, reflected in our general and administrative expense for the nine months ended September 30, 2011 are reimbursements to TPMC of $0.9 million related to Mr. Weinreb’s employment agreement with us. We also entered into a lease agreement for 3,253 square feet of office space in Los Angeles, California with an affiliate of TPMC, which commenced on May 1, 2011. Annual rental expense relating to the lease is approximately $111,965 per year and the lease expires in July 2016.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

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

NOTE 15                                    SEGMENTS

We have three business segments which offer different products and services. Our three segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. In addition, our segments or assets within such segment could change in the future as development of certain properties commences or other operational or management changes occur. We do not distinguish or group our combined operations on a geographic basis.  Furthermore, all operations are within the United States and no customer or tenant comprises more than 10% of revenues. Our reportable segments are as follows:

•                  Master Planned Communities (“MPCs”) — includes the development and sale of land in large-scale, long-term community development projects in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland.

•                  Operating Assets — includes retail and office properties, a multi-family property, The Woodlands Resort and Conference Center and other real estate investments. These assets are currently generating revenues, and we believe there is an opportunity to redevelop or reposition many of these assets to improve operating performance.

•                  Strategic Developments — includes all properties held for development and redevelopment which are not currently operating (primarily retail and other interests in real estate at such locations), and our one residential condominium project located in Natick (Boston), Massachusetts, in which the remaining units were sold during the first six months of 2012.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The assets included in each segment as of September 30, 2012, are contained in the following chart:

As more fully discussed in Note 4, on July 1, 2011, we acquired our partner’s interest in The Woodlands. We now own 100% of The Woodlands and consolidate its operations. As such, The Woodlands operating results for historical periods when this investment was a Real Estate Affiliate are now analyzed internally on a non-GAAP consolidation basis by management in order to provide management comparability between periods for analyzing operating results.

As our segments are managed separately, different operating measures are utilized to assess operating results and allocate resources among the segments. The one common operating measure used to assess operating results for the business segments is Real Estate Property Earnings Before Taxes (“REP EBT”) which represents the operating revenues of the properties less property operating expenses and adjustments for interest, as further described below. Management believes that REP EBT provides useful information about the operating performance for all of our assets, projects and properties.

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income and depreciation expense, provision for income taxes, warrant liability gain (loss). We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors because REP EBT excludes certain non-recurring and non-cash items, which we believe are not indicative of our core operating performance. REP EBT should not be considered as an alternative to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss) as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

Segment operating results are as follows:

	Three Months Ended September 30, 2012
	Consolidated Properties	Real Estate Affiliates	Segment Basis
	(In thousands)
Master Planned Communities
Land sales	$40,218	$—	$40,218
Builder price participation	1,867	—	1,867
Minimum rents	130	—	130
Other land revenues	6,385	—	6,385
Other rental and property revenues	(7)	—	(7)
Total revenues	48,593	—	48,593
Cost of sales - land	21,439	—	21,439
Land sales operations	8,209	—	8,209
Land sales real estate and business taxes	1,751	—	1,751
Depreciation and amortization	64	—	64
Interest income	(49)	—	(49)
Interest expense (1)	(3,638)	—	(3,638)
Total expenses	27,776	—	27,776
MPC EBT	20,817	—	20,817

Operating Assets
Minimum rents	22,788	—	22,788
Tenant recoveries	6,030	—	6,030
Resort and conference center revenues	8,328	—	8,328
Other rental and property revenues	4,342	—	4,342
Total revenues	41,488	—	41,488
Rental property real estate taxes	2,934	—	2,934
Rental property maintenance costs	2,126	—	2,126
Resort and conference center operations	6,965	—	6,965
Other property operating costs	14,853	—	14,853
Provision for doubtful accounts	237	—	237
Depreciation and amortization	6,440	—	6,440
Interest income	(48)	—	(48)
Interest expense	4,313	—	4,313
Equity in Earnings from Real Estate Affiliates	—	(310)	(310)
Total expenses	37,820	(310)	37,510
Operating Assets EBT	3,668	310	3,978

Strategic Developments
Minimum rents	217	—	217
Tenant recoveries	35	—	35
Other rental and property revenues	4,482	—	4,482
Total revenues	4,734	—	4,734

Condominium sales operations	(24)	—	(24)
Real estate taxes	640	—	640
Rental property maintenance costs	137	—	137
Other property operating costs	2,080	—	2,080
Provision for doubtful accounts	3	—	3
Depreciation and amortization	56	—	56
Interest expense	(193)	—	(193)
Total expenses	2,699	—	2,699
Strategic Developments EBT	2,035	—	2,035
REP EBT	$26,520	$310	$26,830

(1) Negative interest expense relates to interest capitalized on debt assigned to our Operating Assets Segment.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

	Three Months Ended September 30, 2011
	Consolidated Properties	Real Estate Affiliates	Segment Basis
	(In thousands)
Master Planned Communities
Land sales	$34,152	—	$34,152
Builder price participation	1,233	—	1,233
Minimum rents	122	—	122
Other land revenues	5,597	—	5,597
Total revenues	41,104	—	41,104
Cost of sales - land	27,033	—	27,033
Land sales operations	8,430	—	8,430
Land sales real estate and business taxes	2,059	—	2,059
Depreciation and amortization	23	—	23
Interest income	(70)	—	(70)
Interest expense (1)	(3,808)	—	(3,808)
Total expenses	33,667	—	33,667
MPC EBT	7,437	—	7,437

Operating Assets
Minimum rents	19,072	—	19,072
Tenant recoveries	5,387	—	5,387
Resort and conference center revenues	7,200	—	7,200
Other rental and property revenues	4,593	—	4,593
Total revenues	36,252	—	36,252
Rental property real estate taxes	2,829	—	2,829
Rental property maintenance costs	2,016	—	2,016
Resort and conference center operations	6,352	—	6,352
Other property operating costs	14,249	—	14,249
Recovery of doubtful accounts	(136)	—	(136)
Depreciation and amortization	6,961	—	6,961
Interest income	(46)	—	(46)
Interest expense	4,050	—	4,050
Early extinguishment of debt	11,305	—	11,305
Equity in Earnings from Real Estate Affiliates	—	(166)	(166)
Total expenses	47,580	(166)	47,414
Operating Assets EBT	(11,328)	166	(11,162)

Strategic Developments
Minimum rents	209	—	209
Tenant recoveries	11	—	11
Condominium unit sales	9,071	—	9,071
Other land revenues	(60)	—	(60)
Other rental and property revenues	86	—	86
Total revenues	9,317	—	9,317

Condominium unit cost of sales	5,470	—	5,470
Condominium sales operations	245	—	245
Real estate taxes	(819)	—	(819)
Rental property maintenance costs	139	—	139
Other property operating costs	712	—	712
Recovery of doubtful accounts	(5)	—	(5)
Depreciation and amortization	59	—	59
Interest expense	149	—	149
Total expenses	5,950	—	5,950
Strategic Developments EBT	3,367	—	3,367
REP EBT	$(524)	$166	$(358)

(1) Negative interest expense relates to interest capitalized on debt assigned to our Operating Assets Segment.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

	Nine Months Ended September 30, 2012
	Consolidated Properties	Real Estate Affiliates	Segment Basis
	(In thousands)
Master Planned Communities
Land sales	$120,235	—	$120,235
Builder price participation	4,208	—	4,208
Minimum rents	384	—	384
Other land revenues	13,401	—	13,401
Other rental and property revenues	28	—	28
Total revenues	138,256	—	138,256
Cost of sales - land	63,096	—	63,096
Land sales operations	25,382	—	25,382
Land sales real estate and business taxes	5,533	—	5,533
Depreciation and amortization	67	—	67
Interest income	(179)	—	(179)
Interest expense (1)	(10,709)	—	(10,709)
Total expenses	83,190	—	83,190
MPC EBT	55,066	—	55,066

Operating Assets
Minimum rents	61,532	—	61,532
Tenant recoveries	17,817	—	17,817
Resort and conference center revenues	29,954	—	29,954
Other rental and property revenues	15,307	—	15,307
Total revenues	124,610	—	124,610
Rental property real estate taxes	8,160	—	8,160
Rental property maintenance costs	5,851	—	5,851
Resort and conference center operations	21,750	—	21,750
Other property operating costs	43,274	—	43,274
Provision for doubtful accounts	386	—	386
Depreciation and amortization	16,969	—	16,969
Interest income	(134)	—	(134)
Interest expense	11,373	—	11,373
Equity in Earnings from Real Estate Affiliates (2)	—	(3,432)	(3,432)
Total expenses	107,629	(3,432)	104,197
Operating Assets EBT	16,981	3,432	20,413

Strategic Developments
Minimum rents	693	—	693
Tenant recoveries	115	—	115
Condominium unit sales	267	—	267
Other land revenues	32	—	32
Other rental and property revenues	4,544	—	4,544
Total revenues	5,651	—	5,651

Condominium unit cost of sales	96	—	96
Condominium sales operations	47	—	47
Real estate taxes	2,423	—	2,423
Rental property maintenance costs	453	—	453
Other property operating costs	3,032	—	3,032
Recovery of doubtful accounts	(101)	—	(101)
Depreciation and amortization	173	—	173
Interest expense	61	—	61
Total expenses	6,184	—	6,184
Strategic Developments EBT	(533)	—	(533)
REP EBT	$71,514	$3,432	$74,946

(1) Negative interest expense relates to interest capitalized on debt assigned to our Operating Assets Segment.

(2) Includes the $2.4 million cash distribution from Summerlin Hospital Medical Center which is a Real Estate Affiliate accounted for using the cost method as described above.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

	Nine Months Ended September 30, 2011
	Consolidated Properties	Real Estate Affiliates	Segment Basis
	(In thousands)
Master Planned Communities
Land sales	$75,692	46,773	$122,465
Builder price participation	2,351	1,108	3,459
Minimum rents	739	14	753
Other land revenues	9,093	3,924	13,017
Total revenues	87,875	51,819	139,694
Cost of sales - land	51,907	23,932	75,839
Land sales operations	16,343	8,439	24,782
Land sales real estate and business taxes	5,110	899	6,009
Depreciation and amortization	23	46	69
Interest income	(70)	(364)	(434)
Interest expense (1)	(8,936)	(2,370)	(11,306)
Total expenses	64,377	30,582	94,959
Venture partner share of The Woodlands EBT		(10,088)	(10,088)
MPC EBT	23,498	11,149	34,647

Operating Assets
Minimum rents	51,701	2,803	54,504
Tenant recoveries	14,391	1,061	15,452
Resort and conference center revenues	7,200	19,106	26,306
Other rental and property revenues	8,034	6,992	15,026
Total revenues	81,326	29,962	111,288
Rental property real estate taxes	7,167	972	8,139
Rental property maintenance costs	4,807	477	5,284
Resort and conference center operations	6,352	13,904	20,256
Other property operating costs	31,716	9,060	40,776
Provision for (recovery of) doubtful accounts	317	(9)	308
Depreciation and amortization	13,200	3,968	17,168
Interest income	(79)	(2)	(81)
Interest expense	9,143	2,316	11,459
Early extinguishment of debt	11,305	—	11,305
Equity in Earnings from Real Estate Affiliates (2)	—	(3,139)	(3,139)
Total expenses	83,928	27,547	111,475
Venture partner share of The Woodlands EBT		(1,067)	(1,067)
Operating Assets EBT	(2,602)	1,348	(1,254)

Strategic Developments
Minimum rents	658	—	658
Tenant recoveries	146	—	146
Condominium unit sales	19,495	—	19,495
Other rental and property revenues	1,096	—	1,096
Other land revenue	—	—	—
Total revenues	21,395	—	21,395

Condominium unit cost of sales	13,722	—	13,722
Condominium sales operations	860	—	860
Real estate taxes	626	—	626
Rental property maintenance costs	471	—	471
Other property operating costs	2,697	—	2,697
Recovery of doubtful accounts	(143)	—	(143)
Provision for impairment	—	—	—
Depreciation and amortization	176	—	176
Interest expense	154	—	154
Total expenses	18,563	—	18,563
Strategic Developments EBT	2,832	—	2,832
REP EBT	$23,728	$12,497	$36,225

(1) Negative interest expense relates to interest capitalized on debt assigned to our Operating Assets Segment.

(2) Includes the $3.9 million cash distribution from Summerlin Hospital Medical Center which is a Real Estate Affiliate accounted for using the cost method as described above.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The following reconciles REP EBT to GAAP-basis income (loss):

Reconciliation of REP EBT to GAAP-net	Three Months Ended September 30,		Nine Months Ended September 30,
income (loss)	2012	2011	2012	2011
	(In thousands)		(In thousands)
Real estate property EBT:
Segment basis	$26,830	$(358)	$74,946	$36,225
Real Estate Affiliates	(310)	(166)	(3,432)	(12,497)
	26,520	(524)	71,514	23,728
General and administrative	(9,339)	(8,673)	(25,896)	(21,156)
Corporate interest income	2,315	2,616	6,814	7,309
Warrant liability gain (loss)	(64,303)	169,897	(162,724)	100,762
Benefit (provision) for income taxes	(2,618)	7,760	(7,703)	4,344
Reduction in tax indemnity receivable	(2,873)	—	(11,655)	—
Equity in earnings from Real Estate Affiliates	310	166	3,432	7,787
Investment in Real Estate Affiliate basis adjustment	—	(6,053)	—	(6,053)
Corporate depreciation	(204)	(165)	(506)	(193)
Net income (loss)	$(50,192)	$165,024	$(126,724)	$116,528

The following reconciles segment revenue to GAAP-basis consolidated and combined revenues:

Reconciliation of Segment Basis Revenues to	Three Months Ended September 30,		Nine Months Ended September 30,
GAAP Revenues	2012	2011	2012	2011
	(In thousands)		(In thousands)
Master Planned Communities - Total Segment	$48,593	$41,104	$138,256	$139,694
Operating Assets - Total Segment	41,488	36,252	124,610	111,288
Strategic Developments - Total Segment	4,734	9,317	5,651	21,395
Total Segment revenues	94,815	86,673	268,517	272,377
Less: The Woodlands Partnerships revenues	—	—	—	(81,781)
Total revenues - GAAP basis	$94,815	$86,673	$268,517	$190,596

The assets by segment and the reconciliation of total segment assets to the total assets in the consolidated balance sheets at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30,	December 31,
	2012	2011
	(In thousands)
Master Planned Communities	$1,787,034	$1,778,515
Operating Assets	950,665	869,186
Strategic Developments	217,217	189,807
Total segment assets	2,954,916	2,837,508
Corporate and other	569,154	557,641
Total assets	$3,524,070	$3,395,149

NOTE 16              SUBSEQUENT EVENTS

As disclosed in Note 2 - Sponsors and Management Warrants, we have issued warrants to purchase 8.0 million shares of our common stock to certain sponsors.  In early November, Brookfield Asset Management, Inc. (“Brookfield”), one of our sponsors, exercised warrants to purchase 1,525,272 shares of our common stock at an exercise price of $50.00 per warrant or $76.3 million.  In addition, we agreed to purchase Brookfield’s remaining warrants to purchase 2,308,061 shares of our common stock for $89.3 million.  The cash consideration paid to Brookfield net of the exercise price was $13.0 million.  The warrant liability included in our condensed consolidated balance sheet as of September 30, 2012 associated with these warrants that has subsequently been settled was $110.3 million.  As a result of these transactions, an additional warrant liability loss of $11.4 million related to Brookfield’s warrants will be recorded in our financial statements in the fourth quarter.

As a result of superstorm Sandy, South Street Seaport which is one of our operating assets located in lower Manhattan in New York City, suffered damage due to flooding. We believe that our insurance will cover most of the cost of repairing the property and the surrounding area and also will compensate us for any rental income or other revenue that is lost as a result of the storm or the recovery from the storm. Consequently, we do not believe that Hurricane Sandy, or the resulting damage, will have a significant impact on our earnings.

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

Forward-looking statements include:

•                  Projections of our revenues, operating income, net income, earnings per share, REP EBT, capital expenditures, income tax, other contingent liabilities, dividends, leverage, capital structure or other financial items;

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

Real Estate Property Earnings Before Taxes

We use a number of operating measures for assessing operating performance of our communities, assets, properties and projects within our segments, some of which may not be common among all three of our segments. We believe that investors may find some operating measures more useful than others when separately evaluating each segment.  One common operating measure used to assess operating results for our business segments is Real Estate Property Earnings Before Taxes (“REP EBT”).  Management believes that REP EBT provides useful information about our operating performance because it excludes certain non-recurring and non-cash items which we believe are not indicative of our core business.

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income, corporate interest and depreciation expense, provision (benefit) for income taxes, warrant liability gain (loss), the reduction in tax indemnity receivable, equity in earnings from Real Estate Affiliates and Investment in Real Estate Affiliate basis adjustment. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.

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

Operating Assets Net Operating Income

We believe that net operating income (“NOI”) is a useful supplemental measure of the performance of our Operating Assets because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in occupancy rates, rental rates, and operating costs. We define NOI as property specific revenues (rental income, tenant recoveries and other income) less expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI also excludes straight line rents, property specific net interest expense, depreciation, ground rent and other amortization expenses and equity in earnings from real estate affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns.

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

Results of Operations

On July 1, 2011, we acquired our partner’s economic interest in The Woodlands located near Houston, Texas. As a result of the acquisition, we now consolidate The Woodlands’ operations in our condensed consolidated financial statements, and our condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2012 are not comparable to the same period in 2011. Prior to such acquisition, we accounted for The Woodlands using the equity method.

Consolidated revenues for the three months ended September 30, 2012 increased $8.1 million or 9.4%, to $94.8 million from $86.7 million for the three months ended September 30, 2011. The increase in revenues is primarily due to a $6.7 million increase in land sales and builder price participation in the MPC segment, $5.2 million higher revenues in the Operating Assets segment of which $2.4 million is from the acquisition of

Millennium Waterway Apartments and $0.9 million from The Woodlands Conference Center and Resort, partially offset by lower revenues from our Strategic Developments segment due to the absence of condominium unit sales at Nouvelle Natick of $9.1 million as a result of the sale of the last two units in the second quarter of 2012. The three months ended September 30, 2012 revenues also include $4.5 million of proceeds from the partial sale of Alameda Plaza.

Consolidated revenues for the nine months ended September 30, 2012 increased $77.9 million or 40.9%, to $268.5 million from $190.6 million for the nine months ended September 30, 2011. The increase in revenue is primarily due to the inclusion of $83.3 million from The Woodlands’ operations for the first half of 2012 compared to no revenues for the same period in the prior year because The Woodlands was not consolidated in 2011, higher MPC revenues of $3.7 million, higher revenues in the Operating Assets segment of $9.0 million and higher revenues at the Resort and Conference Center of $1.1 million offset by lower Natick condominium unit sales of $19.2 million.

Net loss attributable to common stockholders was $49.4 million for the three months ended September 30, 2012, compared to net income attributable to common stockholders of $164.3 million for the same period in 2011. The $213.7 million decrease in net income attributable to common stockholders is primarily due to the $234.2 million increase in value of outstanding warrants, higher tax provision of $10.4 million, lower Nouvelle at Natick profit contribution of $3.6 million and the reduction in tax indemnity receivable of $2.9 million. The decrease in net income attributable to common stockholders was partially offset by an improved profit margin from the MPC business of $13.9 million, principally relating to The Woodlands lower land inventory value resulting from our acquisition in 2011, the improved profit margin from our operating asset business of $4.9 million and non-recurring charges in 2011 for the early extinguishment of debt of $11.3 million and the investment in real estate basis adjustment of $6.1 million.

Net loss attributable to common stockholders was $127.4 million for the nine months ended September 30, 2012, compared to net income attributable to common stockholders of $115.8 million in the same period for 2011. The $243.2 million decrease in net income attributable to common stockholders is primarily due to the $263.5 million increase in value of the warrants, higher income tax provision of $12.0 million, the reduction in tax indemnity receivable of $11.7 million, lower Nouvelle at Natick profit contribution of $5.6 million, lower equity in earnings from Real Estate Affiliates of $1.4 million and higher general and administrative expenses of $2.0 million. The decrease in net income attributable to common stockholders was partially offset by the inclusion in earnings of $15.6 million from The Woodlands compared to no earnings in the prior year because The Woodlands was not consolidated in 2011, higher MPC earnings of $15.0 million, higher earnings from our operating assets of $5.5 million and nonrecurring charges in 2011 for the early extinguishment of debt of $11.3 million and the investment in real estate basis adjustment of $6.1 million.

Segment Operations

See Note 15 for additional information including reconciliations of our segment basis results to generally accepted accounting principles (“GAAP”) basis results.

Master Planned Communities Segment

MPC revenues vary between periods based on economic conditions and several factors such as location, development density and commercial or residential use, among others. Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for lots; therefore, we use this statistic in the discussion of our MPCs below. Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition costs and improvements incurred in prior periods, and may also have been previously written down through impairment charges. Expenditures for improvements are capitalized and generally not reflected in the income statement of operations in the current year.

MPC sales data for the three months ended September 30, 2012 and 2011 is summarized as follows:

		Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
		Three Months Ended September 30,
($ in thousands)		2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Residential Land Sales
Maryland - Columbia	Single family - detached	$—	$630	—	0.5	—	3	$—	$1,260	$—	$210
	Townhomes	—	1,697	—	0.5	—	12	—	—	—	141

Bridgeland	Single family - detached	6,170	5,149	22.2	20.3	104	103	278	254	59	50

Summerlin	Single family - detached (1)	7,213	—	21.2	—	94	—	341	—	77	—
	Custom lots	515	—	0.6	—	1	—	805	—	515	—

The Woodlands	Single family - detached (2)	19,898	19,949	52.3	53.5	235	216	380	373	85	92
	Single family - attached	—	887	—	2.3	—	34	—	386	—	26
	Subtotal	33,796	28,312	96.3	77.1	434	368

Commercial Land Sales
Maryland - Columbia	Apartments	5,300	—	18.7	—	—	—	284	—	—	—
Summerlin	Not-for-profit	—	—	—	—	—	—	—	—
	Retail	—	—	—	—	—	—	—	—

The Woodlands	Office and other	1,330	—	10.4	—			128	—
	Retail	—	2,001	1.2	5.0			—	400
	Other	—	1,839	—	5.3			—	347
	Subtotal	6,630	3,840	30.3	10.3
Total acreage sales revenue		40,426	32,152

Deferred revenue		(1,051)	2,000
Special Improvement District revenue		843	—
Total land sales - GAAP basis		$40,218	$34,152

(1) The Summerlin 2012 revenue per acre of $341,000 includes 41 single family finished lots that average $691,543 per acre and 53 super pad lots that average $230,000 per acre.

(2) The Woodlands 2011 lot sales revenues have been restated to include fixed price builder payments collected at lot closing to conform with the 2012 lot sales presentation.

MPC sales data for the nine months ended September 30, 2012 and 2011 is summarized as follows:

MPC Sale Summary

		Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
		Nine Months Ended September 30,
($ in thousands)		2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

Residential Land Sales
Maryland - Columbia	Single family - detached	$—	$1,480	—	1.4	—	7	$—	$1,057	$—	$211
	Townhomes	4,156	3,311	1.2	1.0	28	24	—	—	148	138

Bridgeland	Single family - detached	17,183	13,846	63.9	52.2	313	260	269	265	55	53

Summerlin	Single family - detached (1)	23,773	25,504	71.6	62.4	353	312	332	409	67	82
	Custom lots	3,761	—	4.8	—	9	—	784	—	418	—

The Woodlands	Single family - detached (2)	55,459	55,523	151.0	149.8	598	610	367	371	93	91
	Single family - attached	—	887	—	2.3	—	34	—	386		26
	Subtotal	104,332	100,551	292.5	269.1	1,301	1,247

Commercial Land Sales
Maryland - Columbia	Apartments	5,300	—	18.7	—	—	—	284	—	—	—
Summerlin	Not-for-profit	—	3,615	—	16.0	—	—	—	226
	Retail	784	—	1.0	—	—	—	784	—

The Woodlands	Office and other	6,437	1,800	10.4	3.2			619	563
	Retail	1,250	5,115	1.2	10.5			1,042	487
	Other	50	1,839	0.8	5.3			63	347
	Subtotal	13,821	12,369	32.1	35.0
Total acreage sales revenue		118,153	112,920

Deferred revenue		(1,870)	5,516
Special Improvement District revenue		3,952	4,028
Total segment land sales		120,235	122,464
The Woodlands acreage sales (3)		—	(46,772)
Total land sales - GAAP basis		$120,235	$75,692

(1) The Summerlin 2012 revenue per acre of $332,000 includes 121 single family finished lots that average $688,516 per acre and 232 super pad lots that average $226,452 per acre.

(2) The Woodlands 2011 lot sales revenues have been restated to include fixed price builder payments collected at lot closing to conform with the 2012 lot sales presentation.

(3) The Woodlands acreage sales for the six months ended June 30, 2011 are deducted from total segment land sales revenue to derive Total land sale revenue - GAAP basis because The Woodlands operating results were not consolidated during this period.

Total land sales increased $6.1 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Residential land sales increased at Summerlin and Bridegeland by $8.7 million, offset by $2.3 million less land sales at Columbia. Commercial land sales increased by $2.8 million due to a $5.3 million land sale at Columbia for the development of an apartment complex offset by $2.5 million lower land sales at The Woodlands. In addition, Summerlin recognized $2.0 million of deferred revenue in 2011 which did not reoccur in 2012. Total segment land sales for the nine months ended September 30, 2012 decreased $2.2 million as compared to the nine months ended September 30, 2011 primarily due to $6.8 million of lower deferred revenue at The Woodlands related to our continuing involvement with a project requiring local government approval and a separate project requiring the construction of certain infrastructure partially offset by overall higher residential and commercial land sales of $3.8 million and $1.5 million, respectively, for the nine months ended September 30, 2012 compared to the same period in prior year. The increase in residential land sales is primarily due to increased land sales at Bridgeland of $3.3 million and Summerlin of $2.0 million due to improving market conditions, offset by lower residential land sales at The Woodlands and Columbia of $1.6 million due to less available inventory for sale.

In general, the lower the lot price, the lower the average price per acre. This relationship does not hold true for lower-priced, high-density lots that have a high price per acre. For large MPCs such as ours, sales prices on a per lot basis and per acre basis generally increase as the size of the developed lot grows. This is because smaller lots are more commodity-like and larger lots typically have more unique features. The average homebuyer will find more competition for new and resale homes on the lower end of the price range in the broader residential market. As lot sizes and prices increase, however, the potential customer and developer base decreases. Barring a softening in market conditions, when a MPC reaches the level whereby land is scarce, pricing begins to escalate markedly on a per lot and per acre basis due to a scarcity premium resulting from the market’s realization that new home site inventory will be depleted.

The Woodlands and Bridgeland MPCs

The Woodlands residential land sales were $19.9 million and $55.5 million representing 235 lots and 598 lots sold during the three and nine months ended September 30, 2012, respectively, which was relatively flat compared to $20.8 million and $56.4 million of revenues representing 250 lots and 644 lots sold for the same periods in 2011. The price per acre for the three month period ended September 30, 2012 was higher than the same period in 2011 and lower for the nine month period ended September 30, 2012 than the same period in 2011. The average price per acre for three months ended September 30, 2012 was flat compared to the same period in 2011 due to stable pricing and higher volume of smaller lots sold which approximated the same acreage sold in 2011. The decrease in average lot sales price for the three months ended September 30, 2012, was due to higher sales volume of small sized lower priced production lots, compared to the same period in 2011. The average price per acre and the average lot price for the nine months ended September 2012 were flat compared to the same period in 2011 due to approximately the same volume and mix of lots sold in both periods. The Woodlands housing market continues to be extremely strong with 859 net home sales in the first nine months of 2012 compared to 755 net home sales in the first nine months of 2011, representing an increase of 13.8%. This strong housing market creates a higher demand for finished lots. We estimate that The Woodlands has four to five years of remaining lot sales based on current sales velocity, and our goal is to maximize value by finding the optimal pricing/volume relationship. In the third quarter of 2012, we restructured our production lot sales program to a bidding process that has generated a substantial increase in average lot prices. In August of 2012, we conducted an auction with home builders in The Woodlands for 375 lots in seven new sections.  The auction generated an aggregate increase in price of approximately $16.7 million, or 49%, compared to selling prices prior to the auction.  As these sales have not yet closed, these results are not included in our condensed consolidated financial statements. Scheduled closings for these lots are expected to occur during the fourth quarter of 2012 and the first two quarters of 2013. We plan to continue the bid process for future sections to ensure we maximize values.

Bridgeland’s land sales revenues were $6.2 million and $17.2 million for the three and nine months ended September 30, 2012, respectively, a $1.0 million and $3.3 million increase for the same periods in 2011 due to the higher demand resulting from higher home sales. Bridgeland net new home sales increased 29.4% during the first nine months of 2012 with 352 net new home sales compared to 272 net new home sales for the same period in 2011. The increases in price for both the three and nine months ended September 30, 2012, in average price per acre and lot are due to price increases on all product types including premium amenity lots which was implemented during the second quarter of 2012.

ExxonMobil is constructing a large corporate campus on a 385-acre site just south of The Woodlands. The site is expected to include approximately three million square feet of space. According to several reports, ExxonMobil expects to begin relocating employees into this new location starting in 2014 and ending in 2015. We believe that the direct and indirect jobs related to this relocation will have a significant positive impact on The Woodlands and

Bridgeland due to increased housing demand and commercial space needs for companies servicing ExxonMobil. Lastly, construction of the extension of the Grand Parkway to 1-45 is expected to commence in the near future and is anticipated to open by 2015. The new Parkway will have a very positive impact on travel patterns for residents living in The Woodlands and Bridgeland.

Summerlin MPC

Summerlin’s residential land sales revenues increased by $7.7 million and $2.0 million, respectively, for the three months and nine months ended September 30, 2012 compared to the same periods in 2011. Summerlin sold 95 and 362 residential lots during the three and nine months ended September 30, 2012 compared to none and 312 residential lots during the three and nine months ended September 30, 2011. The decrease in average lot prices for nine months ended September 30, 2012 was due to the higher mix of super pad lot sales which are priced lower than single family finished lots. Summerlin net new home sales ended the third quarter of 2012 at 372, a 119% increase over the same period in 2011. Inventory levels in both the new home segment and resale market continue to decline, resulting in improved home pricing. Increases in new home prices benefit us because we earn higher price participation fees from the home builders and the value of our land inventory increases as well. At September 30, 2012, Summerlin had 147 residential lots under contract representing approximately $11.8 million of sales, of which $3.7 million are scheduled to close in 2012 with the remaining $8.1 million scheduled for 2013, if all sales are completed.

Total revenue and expenses for the Master Planned Communities segment is summarized as follows:

	Three months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Master Planned Communities (*)
Land sales	$40,218	$34,152	$120,235	$122,465
Builder price participation	1,867	1,233	4,208	3,459
Other land sale revenues	6,508	5,719	13,813	13,770
Total revenues	48,593	41,104	138,256	139,694

Cost of sales - land	21,439	27,033	63,096	75,839
Land sales operations	9,960	10,489	30,915	30,791
Depreciation and amortization	64	23	67	69
Interest, net	(3,687)	(3,878)	(10,888)	(11,740)
Total expenses	27,776	33,667	83,190	94,959
Venture partner share of The Woodlands EBT	—	—	—	(10,088)
MPC REP EBT	$20,817	$7,437	$55,066	$34,647

(*)  Our Master Planned Communities segment includes revenues and expenses related to The Woodlands. On July 1, 2011, we acquired our partner’s equity interest. As a result of the acquisition, we now consolidate The Woodlands operations. Such amounts in prior periods include The Woodlands as if consolidated. For a detailed breakdown of EBT, refer to Note 15 in our Condensed Consolidated Financial Statements.

The cost of land sales decreased by $5.6 million for the three months ended September 30, 2012 compared to the same period in 2011 due primarily to higher land sales revenue at Summerlin and Columbia and fewer commercial land sales at The Woodlands. Our total land sales gross margins, which include builder price participation, increased to approximately 49.1% for the third quarter of 2012 compared to 23.6% for the third quarter of 2011. The increase primarily relates to the cost percentages attributable to The Woodlands sales. As part of The Woodlands acquisition, its land was valued at fair market value therefore the finished lots acquired were recorded at close to their actual selling prices, significantly reducing margins on their sales. The Woodlands third quarter 2011 cost of sales therefore reflected lower margins associated with its finished lot sales. Land sales revenues for The Woodlands in 2012 primarily consist of finished lots that were undeveloped as of the date of acquisition and had a much lower cost basis than those finished lots sold in 2011 which had reflected our recent purchase price adjustments.

The cost of land sales decreased by $12.7 million for the nine months ended September 30, 2012 compared to the same period in 2011 due primarily to lower land sales in The Woodlands and the higher cost of sales percentage applied to The Woodlands third quarter 2011 land sales. Land sales gross margins, including builder price participation, increased for the nine months ended September 30, 2012 to 49.3% compared to 39.8%for the three and nine months ended September 30, 2011, respectively, due to sales of lots which were undeveloped as of July 1, 2011, the date of acquisition, and had a much lower costs basis due to purchase accounting adjustments.

Land sale operations were flat for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011.

MPC Net Contribution

	Three months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
MPC REP EBT (*)	$20,817	$7,437	$55,066	$34,647
Plus:
Cost of sales - land	21,439	27,033	63,096	64,471
Depreciation and amortization	64	23	67	47
Less:
MPC land/residential development and acquisitions expenditures	25,506	32,607	72,741	72,951
MPC Net Contribution	$16,814	$1,886	$45,488	$26,214

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

The above table sets forth MPC Net Contribution for the three and nine months ended September 30, 2012 and 2011. MPC Net Contribution is defined as MPC REP EBT, plus MPC cost of sales and depreciation and amortization, and reduced by MPC development and acquisition expenditures. Current period expenditures primarily relate to land expected to be sold in future periods. The increase in the MPC Net Contribution of $14.9 million during the three months ended September 30, 2012 is primarily due to increased land sales at Summerlin and decreased residential development and acquisitions expenditures mainly at Bridgeland and Summerlin.  The increase in the MPC Net Contribution of $19.3 million for the nine months ended September 30, 2012 compared to the same periods in 2011 is primarily due to the acquisition of our partner’s interest in The Woodlands during the nine months ended September 30, 2011 and the increase in Summerlin land sales during the third quarter of 2012.

Operating Assets Segment

We view NOI as an important measure of the operating performance of our Operating Assets. These assets typically generate rental revenues sufficient to cover their operating costs, and variances between years in net operating income typically result from changes in rental rates, occupancy, tenant mix and operating expenses.

Operating Assets NOI and REP EBT

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Operating Assets NOI
Retail
Ward Centers	$5,616	$5,630	$16,735	$16,449
South Street Seaport (a)	1,878	1,866	4,085	3,404
Rio West Mall	265	286	995	963
Landmark Mall (a)	153	108	662	627
Riverwalk Marketplace (a)	94	130	573	339
Cottonwood Square	97	83	320	299
Park West	251	159	739	490
20/25 Waterway Avenue	407	375	1,242	902
Waterway Garage Retail	(8)	(8)	2	6
Total Retail	8,753	8,629	25,353	23,479
Office
110 N. Wacker	1,517	1,526	4,554	4,518
Columbia Office Properties	593	326	1,698	1,662
70 Columbia Corporate Center	(8)	—	(8)	—
4 Waterway Square	1,478	426	4,140	1,102
9303 New Trails	475	299	1,435	852
1400 Woodloch Forest	440	239	1,202	649
2201 Lake Woodlands Drive	23	83	21	249
Total Office	4,518	2,899	13,042	9,032

Millennium Waterway Apartments (b)	1,147	—	1,407	—
The Woodlands Resort and Conference Center	1,363	848	8,205	6,050
Total Retail, Office, Multi-family, Resort and Conference Center	15,781	12,376	48,007	38,561

The Club at Carlton Woods	(1,081)	(1,420)	(3,383)	(3,933)
The Woodlands Parking Garages	(236)	(469)	(729)	(906)
The Woodlands Ground Leases	98	97	289	312
Other Properties	260	(148)	1,037	1,173
Total Other	(959)	(1,940)	(2,786)	(3,354)
Total Operating Assets NOI- Consolidated	14,822	10,436	45,221	35,207

Straight-line lease amortization	(449)	506	(32)	1,318
Early Extinguishment of debt	—	(11,305)	—	(11,305)
Depreciation and amortization	(6,440)	(6,961)	(16,969)	(17,168)
Equity in earnings from Real Estate Affiliates	310	166	3,432	3,139
Interest expense, net	(4,265)	(4,004)	(11,239)	(11,378)
Less: Partners’ share of Operating Assets REP EBT	—	—	—	(1,067)
Total Operating Assets REP EBT (c)	$3,978	$(11,162)	$20,413	$(1,254)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Operating Assets NOI - Equity and Cost Method Investments
Millennium Waterway Apartments (b)	$—	$779	$1,768	$741
Woodlands Sarofim # 1	61	364	537	1,138
Stewart Title (title company)	665	323	1,333	667
Forest View/Timbermill Apartments (d)	(25)	465	557	1,317
Total NOI - equity investees	701	1,931	4,195	3,863

Adjustments to NOI (e)	(22)	(1,412)	(1,473)	(3,748)
Equity Method Investments REP EBT	679	519	2,722	115
Less: Joint Venture Partner’s Share of REP EBT	(369)	(388)	(1,666)	(905)
Equity in earnings (loss) from Real Estate Affiliates	310	131	1,056	(790)

Distributions from Summerlin Hospital Investment	—	35	2,376	3,929
Segment equity in earnings from Real Estate Affiliates	$310	$166	$3,432	$3,139

Company’s Share of Equity Method Investments NOI
Millennium Waterway Apartments (b)	$—	$651	$1,477	$619
Woodlands Sarofim # 1	12	73	107	228
Stewart Title (title company)	333	162	667	334
Forest View/Timbermill Apartments (d)	(13)	233	279	659
Total NOI - equity investees	$332	$1,119	$2,530	$1,840

	Economic	September 30, 2012
	Ownership	Debt
		(In thousands)
Millennium Waterway Apartments (b)	83.55%	not applicable
Woodlands Sarofim #1	20.00%	6,882
Stewart Title(title company)	50.00%	—
Forest View/Timbermill Apartments (d)	50.00%	not applicable

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

(e) Adjustments to NOI primarily include straight-line and market lease amortization, depreciation and amortization and non-real estate taxes.

Reconciliation of Operating Assets Segment Equity in Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Segment Equity in Earnings from Real Estate Affiliates	$310	$166	$3,432	$3,139
Less: Equity Method Investments Share of REP EBT	(310)	(131)	(1,056)	790
Cost Basis Investments and dividends	—	35	2,376	3,929

Add HHC Equity Method investments:
The Woodlands	—	—	—	3,727
Circle T	—	—	—	—
Forest View/ Timbermill Apartments	—	2	4	2
Millennium Waterway Apartments	—	14	406	14
Stewart Title (title company)	324	85	640	85
Woodlands Sarofim #1	(14)	30	6	30
Equity in Earnings from Real Estate Affiliates	$310	$166	$3,432	$7,787

Retail Properties

Retail NOI of $8.8 million for the three months ended September 30, 2012 increased $0.1 million compared to $8.6 million for the same period in 2011. Retail NOI of $25.4 million increased $1.9 million for the nine months ended September 30, 2012 as compared to $23.5 million for the same period in 2011.

For the nine months ended September 30, 2012, we have executed 61 leases representing 236,364 square feet with average annual rents of $31.69 per square foot during the initial year of the lease term. Of the 61 leases, 43 represent comparable leases where there was a prior tenant with an increase in cash basis rent of less than one percent. Included in our executed leases is an existing tenant who is relocating within our property and will vacate 30,000 square feet of space.

Ward Centers

Prior to the third quarter, we executed a lease with Bed Bath & Beyond for approximately 30,000 square feet formerly occupied by Borders. We expect Bed Bath & Beyond to occupy the space during the first quarter of 2013. Additionally, during the second quarter of 2012, we completed at a cost of approximately $9.4 million and opened the upper level of Phase One of Ward Village Shops at Ward Centers. The space is approximately 35,744 square feet and is leased to TJ Maxx commencing in May 2012.  We are seeking a tenant for the approximately 34,000 square foot space in the lower level.  Approximately $2.9 million has been incurred to complete this space as of September 30, 2012, and we estimate approximately $4.7 million of additional costs (including tenant allowances) to complete.  TJ Maxx and Bed Bath & Beyond are expected to provide an additional $2.0 million in NOI.

On July 25, 2012, we announced the development of Phase Two of Ward Village Shops, a 57,000 square foot, two story retail center located in Honolulu, Hawaii.  Construction began in the third quarter of 2012. Our anticipated investment is expected to be approximately $26.2 million with an expected opening in the fall of 2013.  Phase Two is 100% leased as we will relocate Pier 1 Imports and Nordstrom Rack from their current locations at Ward Centers. These tenants are expected to contribute an incremental $1.0 million of combined annual NOI when they take possession in late 2013 or early 2014.

In October 2012, we announced plans to create an urban master planned community in the Kaka′ako district of Honolulu, HI. Over the next decade, Ward Centers will be transformed into Ward Village, a mixed-use retail, dining, entertainment, along with market rate and affordable housing. The development of Ward Village will be consistent with the master plan approved by the Hawaii Community Development Authority (“HCDA”).  In January 2011, we entered into a development agreement with the HCDA which allows for up to 9.3 million square feet, including up to 7.6 million square feet of residential (4,300 units), five million square feet of retail and four million square feet of office, commercial and other uses. Full build out is estimated to take over fifteen years, but will ultimately depend on market absorption and many other factors that are difficult to estimate.  The redevelopment will commence with four components on four separate blocks consisting of two mixed-use market-rate residential towers, one reserved housing tower and the renovation of the IBM building, a portion of which will serve as the information and sales center for Ward Village. We anticipate breaking ground on the first phase in 2014 with an expected completion in 2016.

South Street Seaport

As more fully described in Note 13 — Commitments and Contingencies, during June of 2012, we entered into an agreement to amend and restate the South Street Seaport ground lease (“Agreement to Amend”), which allows us to renovate and rehabilitate Pier 17 (“Renovation Project”). The Renovation Project includes the renovation and reconstruction of the existing Pier 17 Building, which consists of approximately 195,000 square feet of leasable area. Construction on this site is expected to begin during the second quarter of 2013 and conclude mid-year 2015. We continue to process the necessary governmental approvals, and we are actively pursuing potential tenants.  Design development drawings are complete and construction documents and development budget are underway for this project. As of September 30, 2012, we have incurred $6.6 million of costs related to this project.

Riverwalk Marketplace

On July 26, 2012, we announced plans to redevelop Riverwalk Marketplace into an upscale outlet center.  The Outlet Collection at Riverwalk will be the nation’s first outlet center located in the downtown of a major city. The redevelopment will feature a tenant mix of top national retailers with established outlet stores, local retailers and several dining and entertainment options. Plans currently include expanding the current leasable area by 44,000 square feet to 244,000 square feet. The redevelopment is contingent upon obtaining an acceptable amount of pre-leasing for the property and financing.

Office Properties

All of the office properties listed in the NOI schedule, except for 110 N. Wacker, 70 Columbia Corporate Center (“70 CCC”) and the Columbia Office Properties, are located in The Woodlands. Leases related to our office properties, except those located in Columbia, MD, are generally triple net leases. These leases typically require tenants to pay their pro-rata share of certain property operating costs, such as real estate taxes, utilities and insurance.

NOI of $4.5 million increased $1.6 million, or 55.8% for the three months ended September 30, 2012 as compared to $2.9 million for the same period in 2011. NOI of $13.0 million increased $4.0 million, or 44.4% for the nine months ended September 30, 2012 as compared to $9.0 million for the same period in 2011. As of September 30, 2012, all of the office properties have reached stabilized NOI with the exception of 70 CCC and certain properties included in the Columbia Office portfolio that are more fully described below.

The increase in NOI is associated with 4 Waterway Square and 9303 New Trails and relates to the stabilization of these assets. Both properties are fully occupied as of September 30, 2012, but the occupancy percentage was 46.7% for 4 Waterway Square and 73.9% for 9303 New Trails as of September 30, 2011. Stabilized NOI for 4 Waterway Square and 9303 New Trails is approximately $5.2 million and $1.8 million, respectively.

On August 15, 2012, we acquired 70 CCC, a 169,590 square foot Class A office building located in Columbia, Maryland town center. The building was approximately 23.7% leased at closing. Simultaneous to the closing of the transaction, we executed a lease for 76,308 square feet that will increase occupancy to approximately 68.7% when the tenant takes possession which is estimated to occur in March 2013. Refer to Note 4 — Acquisitions and Dispositions.

On July 26, 2012, we entered into a lease agreement with Whole Foods Market to lease 45,000 square feet of the approximate 88,000 leasable area of our Columbia headquarters building located in Columbia, MD.  We will begin a complete restoration and redevelopment of the building that will serve as a catalyst for future developments in the area. We expect to invest approximately $25.0 million and plan to begin construction in the second quarter of 2013 with an anticipated completion during the third quarter 2014.  Based on our pro forma analyses and market rental rates, we estimate stabilized NOI of $2.1 million in the second quarter of 2015, compared to current annual NOI loss of approximately $1.0 million. Costs incurred to date are approximately $0.8 million.

For the nine months ended September 30, 2012, we executed 15 leases representing 238,103 square feet with average annual rents of $23.69 per square foot during the initial year of the lease term. Of the 15 leases, 11 are initial leases for first generation space that has never been occupied or represents pre-leasing at 3 Waterway Square, which is currently under construction. Two of the 15 leases represent comparable leases where there was a prior tenant with an increase in cash basis rent of 32.6%.

Multi-family

On May 31, 2012, we acquired our partner’s interest in Millennium Waterway Apartments. We now consolidate Millennium Waterway Apartments.  This asset adds a stabilized Class A multi-family property located in The Woodlands Town Center to our portfolio. The property is currently 95.4% occupied and has a stabilized annual NOI of approximately $4.2 million. In conjunction with this acquisition, we entered into a joint venture agreement with our partner to construct a 314-unit Class A multi-family property as more fully discussed under our Strategic Developments segment.

The Woodlands Resort and Conference Center

The Woodlands Resort and Conference Center’s $0.5 million and $2.2 million increases in NOI, respectively, for the three and nine months ended September 30, 2012 as compared to the same period in 2011 is primarily due to higher overall revenue per available room (which is the average daily room rate multiplied by average occupancy), which increased 14.7% and 14.5%, respectively. The overall revenue per available room increased to $98.10 from $85.53 and $113.64 and $99.27 for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. Increased business activity and strong local economic conditions at The Woodlands and surrounding areas are driving increased revenue and NOI as compared to 2011.

Other

The Club at Carlton Woods (the “Club”) is a 36-hole golf and country club at The Woodlands with 603 total members as of September 30, 2012. The Club sold 38 net new golf memberships generating approximately $3.1 million in cash during the nine months ended September 30, 2012. We estimate the Club requires approximately 800 members to achieve break-even NOI, and therefore we expect to continue to incur NOI losses for the foreseeable future.

The Woodlands Parking Garages comprise nearly 3,000 parking spaces in two separate parking structures. The Waterway Square Garage (1,942 spaces) is located in The Woodlands Town Center and has excess parking capacity for future commercial development. Woodloch Forest garage has approximately 1,000 total spaces with 300 spaces available for future adjacent office development.

Partially Owned

During the first quarter of 2012, we received a $2.4 million distribution from our Summerlin Hospital investment. We received a $3.9 million distribution in the first quarter of 2011, approximately $2.0 million of which was related to the calendar year 2010 and the remaining $1.9 million was related to periods prior to 2010 which had been deferred due to a capital project at the hospital. Distributions from the Summerlin Hospital are typically made one time per year and in the first quarter.

On April 19, 2012, the joint ventures owning the Forest View and Timbermill tax-credit apartments completed their sale to a third party.  There was no gain or loss recognized on these sales. Our share of the distributable cash, after repayment of debt and transaction costs, was $8.6 million. The NOI associated with the management fees for operating these joint ventures were included in Other Properties on the schedule of Operating Assets NOI and REP EBT. As a result of the sale, NOI decreased $0.2 million and $0.4 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Total revenue and expenses for the Operating Assets segment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Operating Assets (*)
Minimum rents	$22,788	$19,072	$61,532	$54,504
Resort and conference center revenues	8,328	7,200	29,954	26,306
Other rental and property revenues	10,372	9,980	33,124	30,478
Total revenues	41,488	36,252	124,610	111,288
Rental property real estate taxes	2,934	2,829	8,160	8,139
Rental property maintenance costs	2,126	2,016	5,851	5,284
Resort and conference center operations	6,965	6,352	21,750	20,256
Other property operating costs	14,853	14,249	43,274	40,776
Provisions for doubtful accounts	237	(136)	386	308
Depreciation and amortization	6,440	6,961	16,969	17,168
Interest, net	4,265	4,004	11,239	11,378
Early Extinguishment of debt	—	11,305	—	11,305
Equity in Earnings from Real Estate Affiliates	(310)	(166)	(3,432)	(3,139)
Total expenses	37,510	47,414	104,197	111,475
Venture partner share of The Woodlands EBT	—	—	—	(1,067)
Operating Assets REP EBT	$3,978	$(11,162)	$20,413	$(1,254)

(*) For a detailed breakdown of our Operating Assets segment EBT, refer to Note 15. Such amounts in prior periods include The Woodlands as if consolidated.

Total revenues of $41.5 million and $124.6 million for the three and nine months ended September 30, 2012 increased $5.2 million and $13.3 million, respectively, as compared to $36.3 million and $111.3 million for the same periods in 2011. The increase in minimum rents for the three months ended September 30, 2012 is primarily due to the acquisition of Millennium Waterway Apartments which contributed $2.4 million in revenue during the period.  In addition to the Millennium Waterway Apartment acquisition, South Street Seaport’s minimum rents are up $1.2 million and 4 Waterway Square’s minimum rents are up $2.0 million due to higher average occupancy during the nine months ended September 30, 2012. The Resort and Conference Center revenues increased due to higher overall revenue per available room as discussed above.

Total expenses for the three and nine months ended September 30, 2012 are lower primarily due to the early extinguishment of debt charge of $11.3 million related to the mortgage refinancing at Ward Center during the third quarter of 2011.  Other property operating costs generally include recoverable and non-recoverable costs relating to our properties such as utilities, ground rent, salaries and contract cleaning and security services. Other property operating costs for the three and nine months ended September 30, 2012, include expenses of $0.5 million associated with Millennium Waterway Apartments.

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

Total revenue and expenses for the Strategic Developments segment is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Strategic Developments (*)
Minimum rents	$217	$209	$693	$658
Condominium unit sales	—	9,071	267	19,495
Other rental and property revenues	4,517	37	4,691	1,242
Total revenues	4,734	9,317	5,651	21,395
Condominium unit cost of sales	(24)	5,715	143	14,582
Rental and other property operations	2,857	32	5,908	3,794
Recovery of doubtful accounts	3	(5)	(101)	(143)
Depreciation and amortization	56	59	173	176
Interest, net	(193)	149	61	154
Total expenses	2,699	5,950	6,184	18,563
Venture partner share of the Woodlands EBT	—	—	—	—
Strategic Developments REP EBT	$2,035	$3,367	$(533)	$2,832

(*) For a detailed breakdown of our Strategic Developments segment of EBT, refer to Note 15.

Condominium unit sales and costs of sales decreased as we had no sales at Nouvelle at Natick in the three months ended September 30, 2012 and only sold two condominium units for the nine months ended September 30, 2012. There are no remaining units at September 30, 2012. The sales in 2012 were units designated for low-income housing.

Other rental and property revenues increased for the three and nine months ended September 30, 2012 as we sold 11.5 acres including 104,705 square feet of mostly vacant retail space for $4.5 million in Pocatello, ID (Alameda Plaza). We are continuing to explore the sale of the remaining 10.5 acres including 85,636 square feet of mostly vacant retail space. Other rental and property revenues for the nine months ended September 30, 2011 is primarily due to the sale of two ancillary parcels of land, aggregating approximately 4.6 acres, at the Kendall Town Center. Rental and other property operations for the three and nine months ended September 30, 2011 includes a real estate tax refund of $1.3 million received at one of our projects.

The following describes the status of our active Strategic Development Projects as of September 30, 2012:

The Woodlands

3 Waterway Square is a 232,021 square foot office building located in The Woodlands Town Center which began construction in the first quarter of 2012. The cost as of September 30, 2012 for this development is approximately $16.8 million (exclusive of allocated land value). Included in this amount is approximately $2.5 million in prepaid leasing costs. We estimate an additional $34.6 million to complete this project with an anticipated completion during the second quarter of 2013. The building is currently 90% pre-leased.  We currently expect the property to reach stabilized annual NOI of $5.9 million in the third quarter of 2013.

On May 14, 2012, we entered into a joint venture, Millennium Woodlands Phase II, LLC (“Millennium Phase II”), with The Dinerstein Companies, for the construction of a 314-unit Class A multi-family property in The Woodlands Town Center. Our partner is the managing member of Millennium Phase II.  On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million to the joint venture (compared to our $4.5 million book value), our partner’s contribution of $3.0 million in cash, and by a construction loan in the amount of $37.7 million, which is guaranteed by our partner. Total construction costs are estimated to be approximately $38.4 million (exclusive of land value).

On July 18, 2012, we announced the development of a 66-acre mixed use site called Hughes Landing at Lake Woodlands. Hughes Landing is currently envisioned to ultimately have up to eight office buildings, hotels, retail and multi-family residential housing. As a result of a high demand for office space in The Woodlands, in the third quarter of 2012, we began pre-development of the first office building, One Hughes Landing, an eight story, 195,227 square foot Class-A building. Construction of this building is expected to begin in the fourth quarter of 2012 with completion anticipated in the fall of 2013. Approximately, $0.2 million of costs have been incurred through September 30, 2012. Total budgeted construction cost is $45.0 million (exclusive of land value).

One Ala Moana

During the first nine months of 2012, HHMK Development, LLC, our venture with local development partners in Honolulu, continued pre-development work on a proposed 206-unit condominium tower above the Nordstrom parking garage at Ala Moana shopping center in Honolulu, HI.  On September 17, 2012, we closed on non-recourse mezzanine loan commitments with List Island Properties, LLC and A & B Properties, Inc. to provide a combined $40.0 million of mezzanine financing, including $3.0 million of pre-development costs which is not required to be repaid if the construction loan fails to close or the project fails to go forward. Of the committed pre-development costs, $2.0 million has been funded as of September 30, 2012 and is non-interest bearing. We anticipate the construction loan to close in June 2013. The mezzanine financing has a blended 12.00% interest rate and a final maturity date of April 30, 2018. In addition to the mezzanine loans, A & B Properties and List Island Properties, LLC, both have a back-end profit interest in KR Holdings, LLC, which entitles them to receive a share of the profits after we get a return of our capital plus a 13% preferred return on our capital. We believe that these commitments, along with the capital committed by the venture partners and anticipated presale deposits, will be sufficient to provide all of the non-first mortgage capital for the project. Restated Condo Documents were submitted to the Real Estate Commission and we anticipate approval in the fourth quarter of 2012. This approval will allow us to enter into binding sales contracts with 30 day rescission rights. Accordingly, the venture expects to begin pre-sales prior to the end of the first quarter of 2013. Construction is expected to begin in the second quarter of 2013 with anticipated completion at the end of 2014.

Summerlin

On September 19, 2012, we announced Macy’s as the first department store tenant for The Shops at Summerlin.  We are continuing negotiations with a second department store. The Shops at Summerlin will be an approximately 1.6 million square foot regional mall located in downtown Summerlin, NV.  It will consist of a Fashion Center of approximately 1.1 million square feet that will feature three anchor tenants, retail and restaurants. Additionally, it will have approximately 198,000 square feet of office and approximately 280,000 square feet of big box and junior anchor retail space which will be located adjacent to the Fashion Center. Pre-development, design and leasing efforts continue. We anticipate construction to begin by middle of 2013. Costs incurred to date are $2.3 million.

Columbia

On April 12, 2012, the Columbia Parcel D venture, in which we are a 50% partner with a multi-family developer and which was formed to construct a 375-unit apartment building, received approval of the final development plan component of the entitlement process for the first phase.  The approval also includes Parcel C, which would allow for up to an additional 442 apartment units and 76,000 square feet of retail in the two parcels.  We have not entered into any partnerships or ventures with respect to the development of Parcel C. We submitted the site development plan in the fourth quarter of 2012 and we expect its approval. We currently expect construction to start in the first quarter of 2013, subject to obtaining debt financing and necessary approvals, with completion and leasing during 2014. Our share of the venture’s development costs to date is approximately $1.7 million.  The total project budget is $90.6 million including $20.1 million attributable to our contributed land. Our anticipated cash investment in this project is expected to be $5.9 million excluding our land contribution.

Bridges at Mint Hill

On September 8, 2011, we entered into a joint venture with the owner of land adjacent to our property Bridges at Mint Hill located near Charlotte, NC to develop a shopping center on our properties.  On October 30, 2012, we contributed $4.5 million in cash to pay off an existing mortgage on our partner’s property and both parties contributed their respective properties into the venture. Our ownership in the venture increased from 79.0% to 90.5% as a result of the contribution transactions.  Costs to date are $0.8 million. The venture will continue pre-development work in the fourth quarter of 2012.

General and Administrative, Warrant Liability, Tax Indemnity Receivable, Tax and Equity in Earnings

General and administrative, warrant liability gain (loss), reduction in tax indemnity receivable, provision (benefit) for income taxes and equity in earnings from real estate affiliates are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
General and administrative	$9,339	$8,673	$25,896	$21,156
Warrant liability gain (loss)	(64,303)	169,897	(162,724)	100,762
Reduction in tax indemnity receivable	(2,873)	—	(11,655)	—
Provision (benefit) for income taxes	2,618	(7,760)	7,703	(4,344)
Equity in earnings from Real Estate Affiliates	310	166	3,432	7,787

We reclassified certain salaries and overhead costs for 2011 relating to land development activities for The Woodlands from general and administrative expenses to MPC operations to be consistent with the 2012 presentation. The amounts reclassified were $1.5 million and $4.0 million for the three and nine months ended September 30, 2011, respectively.

We do not believe that the general and administrative expenses for the three and nine months ended September 30, 2011 are comparable to the three and nine months ended September 30, 2012 because during 2011 we were building our infrastructure and had not consolidated The Woodlands’ operations. If we had completed The Woodlands acquisition on January 1, 2011, our general and administrative expenses for the nine months ended September 30, 2011 would have increased by approximately $2.7 million to $23.9 million.

Our general and administrative expenses for the three months ended September 30, 2012 totaled $9.3 million compared to $8.4 million and $8.2 million for the first and second quarter of 2012, respectively. Included in general and administrative expenses for the third, second quarter and first quarter of 2012 were $2.2 million, $0.9 million and $1.8 million, respectively, related to The Woodlands. Corporate compensation and benefits expenses totaled approximately $5.9 million and $15.7 million for the three and nine months ended September 30, 2012, respectively.

During the three and nine months ended September 30, 2012, we capitalized $1.9 million and $5.8 million, respectively, of internal costs related to our MPC segment, compared to $2.1 million and $4.6 million for the same periods in 2011. Of those capitalized internal costs, salaries represented $1.2 million and $3.7 million for the three and nine months ended September 30, 2012, respectively, compared to $1.4 million and $2.7 million for the same periods in 2011. We capitalized $2.0 million and $4.5 million of internal costs related to our Strategic Development Segment for the three and nine months ended September 30, 2012. Approximately $1.7 million and $3.5 million of these costs are related to salaries for the three and six months ended September 30, 2012. We did not capitalize internal costs with respect to this segment in 2011 as we were in the initial stages of evaluating if any of the projects should be developed.

The increase in warrant liability for the nine months ended September 30, 2012 and 2011 is due to an increase in estimated value of the Sponsors and Management Warrants (Note 2) during the periods.

The reduction in tax indemnity receivable of $2.9 million and $11.7 million for the three and nine months ended September 30, 2012, respectively, relate to the utilization of tax assets. See Note 10 — Income Taxes for more information related to the reduction in tax indemnity receivable.

The increase in the provision for income taxes for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was primarily attributable to increases in operating income in the three and nine months ended September 30, 2012 compared to the same periods in 2011. The provision for income taxes was also impacted by changes in valuation allowances, unrecognized tax benefit interest expense and other permanent items.

The effective tax rates on our pretax earnings were (5.6)% and (6.4)% for the three and nine months ended September 30, 2012, respectively, compared to (5.0)% and (3.9)% for the three and nine months ended September 30, 2011, respectively. The changes in the tax rate were primarily attributable to the changes in the warrant liability for the three and nine months ended September 30, 2012 compared to the same periods in 2011. We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable, and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates.

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

As of September 30, 2012, our consolidated debt was $683.8 million and our share of the debt of our Real Estate Affiliates aggregated $2.5 million. We have no final debt maturities for the remainder of 2012 and have approximately $36.1 million of debt related to the Woodlands Conference Center and Resort maturing in 2013. Please refer to Note 8 — Mortgages, Notes and Loans Payable for a table showing our debt maturity dates. We expect to refinance this loan no later than the first quarter of 2013 in connection with a planned renovation of the property which is currently estimated to cost approximately $75.0 million.

During the second quarter of 2012, we refinanced $18.1 million of existing debt related to our Bridgeland master planned community with a ten-year term loan facility at a fixed interest rate of 5.50% for the first five years and three-month LIBOR plus 2.75% for the remaining term and maturing on June 29, 2022. Beginning on June 29, 2014, annual principal payments are required in the amount of 5.00% of the then outstanding principal balance. In addition, we entered into a three year revolving credit facility with aggregate borrowing capacity of $140.0 million and a $30.0 million maximum loan amount. The revolving loan bears interest at the greater of 5.00% or LIBOR plus 3.25%. This loan will provide working capital for development at Bridgeland. Also, in the third quarter of 2012, we paid off several small notes totaling approximately $7.3 million.

The following table summarizes our Net Debt on a segment basis as of September 30, 2012. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and Special Improvement District receivables. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

Segment Basis Net Debt

	Master					Non-	Total
	Planned	Operating		Strategic	Segment	Segment	September 30,
(In thousands)	Communities	Assets		Developments	Totals	Amounts	2012

Mortgages, notes and loans payable	$244,107 (a)	$436,832	(b)	$4,631	$685,570	$754	$686,324
Less: Cash and cash equivalents	(103,114)	(26,720	)(c)	—	(129,834)	(144,356)	(274,190)
Special Improvement District receivables	(41,402)	—		—	(41,402)	—	(41,402)
Municipal Utility District receivables	(105,487)	—		—	(105,487)	—	(105,487)
Net debt	$(5,896)	$410,112		$4,631	$408,847	$(143,602)	$265,245

(a)    Includes The Woodlands’ $176.7 million Master Credit Facility outstanding balance.

(b)    Includes our $2.5 million share of debt of our Real Estate Affiliates.

(c)     Includes our $1.3 million share of cash and cash equivalents of our Real Estate Affiliates.

Summary of Cash Flows

The Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 are not comparable on a line item basis because The Woodlands was not consolidated for the nine months ended September 30, 2011. As a result, the following line item comparisons between periods do not include The Woodlands.

Cash Flows from Operating Activities

Cash provided by operating activities was $59.3 million for the nine months ended September 30, 2012 as compared to cash provided by operations of $22.0 million for the nine months ended September 30, 2011. The increase of $37.3 million is primarily due to cash contribution from The Woodlands’ operations of $11.2 million and higher earnings from the non-Woodlands operating assets offset by lower condominium unit sales and higher master planned community and condominium development expenditures of $6.9 million.

Cash Flows from Investing Activities

Cash used in investing activities was $20.3 million for the nine months ended September 30, 2012 and $12.8 million for the nine months ended September 30, 2011.

Total cash expenditures for the nine months ended September 30, 2012 primarily include $5.1 million related to the Ward Village Shops, $2.7 million for property improvements at Ward Centers, $3.2 million related to improvements at South Street Seaport, $7.7 million of tenant-related improvements at The Woodlands and $8.4 million related to the 3 Waterway development. For the three months ended September 30, 2011, the majority of the expenditures were related to completing a parking garage at Ward Centers.

The expenditures were partially offset by proceeds from the sales of investment in real estate affiliate of $8.6 million generated by the sale of the Timbermill and Forest View Apartments in April of 2012. Further, the net cash from Millennium Phase II transaction of $4.1 million, and a decrease in restricted cash of $4.3 million also offset the expenditures.

Cash Flows from Financing Activities

Cash provided by financing activities was $6.4 million for the nine months ended September 30, 2012 compared to cash used of $0.4 million for the nine months ended September 30, 2011.

Principal payments on mortgages, notes and loans payable were $37.2 million for the nine months ended September 30, 2012 and included repayment of $21.1 million of mortgages at Bridgeland, repayment of $6.3 million of The Woodlands Master Credit Facility and the remainder of repayments are associated with $9.9 million early repayment of several small notes and SID bonds. Proceeds from new borrowings totaling $44.8 million were generated from a $9.0 million draw on the Ward Centers mortgage loan and the $14.5 million financing at 20/25 Waterway, with the remaining proceeds primarily generated from the refinancing of the Bridgeland mortgage.

Cash provided by financing activities of $241.6 million for the nine months ended September 30, 2011 resulted primarily from the $250.0 million ($212.5 million initial funding as of September 30, 2011) Ward Centers mortgage financing and $29.0 million 110 N. Wacker Drive office building mortgage financing. The principal payments on mortgages, notes and loan payable including the refinancing of the Ward Centers and 110 N. Wacker mortgages were $241.1 million for the nine months ended September 30, 2011.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. We have interests in certain property owning non-consolidated ventures which have mortgage financing. The financings are non-recourse to us and totaled $9.1 million as of September 30, 2012.

REIT Requirements

In order for Ward Centers to remain qualified as a REIT for federal income tax purposes, Ward Centers must distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its stockholders, including us.  See Note 10 for more detail on Ward Center’s ability to remain qualified as a REIT.

Seasonality

Generally, revenues from our Operating Assets segment, Master Planned Communities segment and Strategic Developments segment are not subject to seasonal variations; however, rental incomes for certain retail tenants are subject to overage rent terms, which are based on tenant sales. These retail tenants are generally subject to seasonal variations, with a significant portion of their sales and earnings occurring during the last two months of the year.  As such, our rental income is higher in the fourth quarter of each year.

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

ITEM 3                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing and with respect to our floating rate financings in that increases in interest rates could adversely affect cash flow. As of September 30, 2012, we had $473.8 million of variable-rate debt outstanding of which $172.0 million has been swapped to a fixed-rate. Approximately $176.7 million of the $301.8 million of total variable rate debt that has not been swapped to a fixed rate is represented by the Master Credit Facility at The Woodlands. Due to the revolving nature of this type of debt, it is generally inefficient to use interest rate swaps as a hedging instrument; rather, we have purchased an interest rate cap for this facility to mitigate our exposure to rising interest rates. We also did not swap to a fixed rate $86.0 million of the outstanding balance on the Victoria Ward financing because it is structured to permit partial repayments to release collateral for re-development. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. As of September 30, 2012, annual interest costs would increase approximately $3.0 million for every 1% increase in floating interest rates. Generally, our interest costs are capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) is expected to be minimal. For additional information concerning our debt, and management’s estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to Item 2, the Liquidity and Capital Resources discussion above and to Notes 8 and 9. We intend to manage a portion of our floating rate interest exposure by using interest rate swaps and caps.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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
November 9, 2012

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

10.1	Amendment No.1 to Employment Agreement, dated as of August 17, 2012, between The Howard Hughes Corporation and David R. Weinreb. +*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed herewith

+ Management Contract, Compensatory plan or arrangement

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2012.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (iv) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2012 and 2011, and (v) the Condensed  Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011.