Form 10-K
period 2012-12-31
Howard Hughes Corp
filed 2013-02-28
CIK 1498828

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(214) 741-7744 (Registrant's telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $.01 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☒    NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES ☐    NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☒

As of June 30, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $2.3 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 24, 2013, there were 39,498,912 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its 2013 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file its Proxy Statement with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "forecast," "plan," "intend," "believe," "may," "should," "would," "likely," "realize," "transform" and other words of similar expression. Forward-looking statements should not be relied upon. They give our expectations about the future and are not guarantees. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include:

  •
  our inability to obtain operating and development capital;

  •
  continued low growth in the national economy and adverse economic conditions in the homebuilding and retail sectors;

  •
  our inability to compete effectively;

  •
  our directors may be involved or have interests in other businesses, including real estate activities and investments;

  •
  our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners; and

  •
  the other risks described in Item 1A. "Risk Factors."

 PART I

Throughout this Annual Report on Form 10-K, references to the "Company", "HHC", "we" and "our" refer to The Howard Hughes Corporation and its consolidated subsidiaries, unless the context requires otherwise.

ITEM 1. BUSINESS

OVERVIEW

Our mission is to be the preeminent developer of master planned communities and mixed use properties. We create timeless places and memorable experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We specialize in the development of Master Planned Communities and ownership, management and the redevelopment or repositioning of real estate assets currently generating revenues, also called Operating Assets, as well as other strategic real estate opportunities in the form of entitled and unentitled land and other development rights, also called Strategic Developments. We are headquartered in Dallas, Texas and our assets are located across the United States.

Unlike most real estate companies which are limited in their activities because they have elected to be taxed as a real estate investment trust, we, except for Victoria Ward, Limited, one of our subsidiaries which is a captive REIT, have no restrictions on our operating activities or types of services that we can offer. We believe our structure provides the greatest flexibility for maximizing the value of our real estate portfolio. As of December 31, 2012, our consolidated debt equaled approximately 19.6% of our total assets and we had $229.2 million of cash on hand.

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

We operate our business in three segments: Master Planned Communities, Operating Assets and Strategic Developments. Financial information about each of our segments is presented in Note 17 – Segments of our audited financial statements on pages F-52 to F-55.

We were incorporated in Delaware in 2010 to receive certain assets and liabilities of GGP, Inc., formerly known as General Growth Properties, Inc. ("GGP" and collectively with its subsidiaries, our "predecessors") in connection with our predecessors' emergence from bankruptcy. We completed our spin-off from GGP on November 9, 2010.

Recent Significant Acquisitions and Other Transactions

In the fourth quarter of 2012, we retired warrants to purchase 6,083,333 shares of our common stock pursuant to the warrant purchase agreements by and among the Company and affiliates of Brookfield Asset Management, Fairholme Funds and Blackstone Real Estate Partners. We paid a total of $80.5 million in cash and issued 1,525,272 shares of our common stock to Brookfield in connection with the warrant transactions. The warrant transactions reduced diluted common shares outstanding by 9.2%, or 4,558,061 shares, to a total of 45,119,706 shares assuming all stock options and warrants outstanding at December 31, 2012, were exercised.

On July 1, 2011, we acquired our former partner's 47.5% economic interest in The Woodlands pursuant to a Partnership Interest Purchase Agreement. We paid $20.0 million in cash at closing and the remaining $97.5 million of the purchase price was represented by a non-interest bearing promissory note which we repaid from available cash on hand on December 1, 2011. Following the acquisition, we own 100% of The Woodlands and control all aspects related to the management and development of

The Woodlands. Our management and development staff for The Woodlands master planned community also manages the development of Bridgeland, our other Houston, Texas master planned community. We are leveraging The Woodlands' nearly 40 years of master planned community development experience to replicate The Woodlands success at Bridgeland, which is located 40 miles southwest of The Woodlands and is in the early stages of its development life cycle.

Overview of Business Segments

Master Planned Communities.    Our Master Planned Communities segment consists of the development and sale of residential and commercial land, primarily in large-scale projects. We own four master planned communities (The Woodlands, Summerlin, Bridgeland and Maryland). Our master planned community in Maryland includes four separate communities that are collectively referred to as the "Maryland Communities."

Our Master Planned Communities include over 12,500 acres of land remaining to be sold. Residential sales, which are made primarily to home builders, include standard and custom parcels as well as high density (e.g., condominium, town homes and apartments) parcels designated for detached and attached single- and multi-family homes, ranging from entry-level to luxury homes. Commercial sales include land parcels designated for retail, office, resort, services and other for-profit activities, as well as those parcels designated for use by government, schools and other not-for-profit entities.

Operating Assets.    Our Operating Assets segment contains 26 properties, investments and other assets that currently generate revenue, consisting primarily of commercial mixed-use, retail and office properties. These assets include nine mixed-use and retail properties, seven office properties (the "Columbia Office Properties" contain six separate office buildings), a resort and conference center, a 36-hole golf and country club, a multi-family apartment building, two equity investments and five other assets. We believe that there are opportunities to redevelop or reposition many of these assets, primarily the retail properties, to increase operating performance. These opportunities will require new capital investment and vary in complexity and scale. The redevelopment opportunities range from minimal disruption to the property to the partial or full demolition of existing structures for new construction.

Strategic Developments.    Our Strategic Developments segment consists of near, medium and long-term development projects for 21 of our real estate properties. We believe most of these 21 assets will require substantial future development to achieve their highest and best use. We are in various stages of creating or executing strategic plans for many of these assets based on market conditions and availability of capital. In addition to the permitting and approval process attendant to almost all large-scale real estate developments of this nature, we will likely need to obtain financing to realize a development plan for one or more of these assets.

The chart below presents our assets by reportable segment at December 31, 2012.

Master Planned Communities

Our Master Planned Communities segment consists of the development and sale of residential and commercial land, primarily in large-scale projects, in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland. Summerlin and the Maryland Communities are additionally divided into regions or projects as described below in each of the separate community narratives. Revenues are derived primarily from the sale of finished lots and undeveloped pads to residential builders and commercial developers. Additional revenues are earned through participations with builders in their sales of finished homes to homebuyers. Revenues and net income are affected by factors such as: (1) the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates; (2) consumer and business confidence; (3) regional economic conditions in the areas surrounding the projects, which includes levels of employment and homebuilder inventory; (4) other factors generally affecting the homebuilder business and sales of residential properties; (5) availability of saleable land for particular uses; and (6) our decisions to sell, develop or retain land.

Our Master Planned Communities are located in geographic markets which are experiencing different rates of recovery following the housing market decline that started in 2007. Our communities in Houston, Texas, have benefited from companies relocating to Houston and the growth of energy sector companies. The Las Vegas, Nevada market is recovering more slowly, and our Summerlin master planned community is experiencing more variability in sales pace and volume compared to our Houston communities. The Maryland Communities have no more remaining residential saleable acres and represent primarily a commercial real estate development opportunity. As a business venture, development of master planned communities requires expertise in large-scale, long-range land use planning, residential and commercial real estate development, sales and other special skills. The development of our large scale master planned communities requires decades of investment and a continual focus on the changing market dynamics surrounding these communities. We believe that the long-term value of our master planned communities remains strong because of their competitive and dominant positioning, our expertise and flexibility in land use planning and the fact that we have substantially completed the entitlement process within our communities.

The following table summarizes our master planned communities, all of which are wholly owned, as of December 31, 2012:

				Remaining Saleable Acres(b)
Community	Location	Total Gross Acres(a)	People Living in Community (Approx. No.)	Residential (b)	Commercial (c)	Total	Other Acres(d)	Remaining Saleable Residential Lots(e)		Projected Community Sell-Out Date
Summerlin	Las Vegas, NV	22,500	100,000	5,184	890	6,074	—	43,000	(f)	2039
Bridgeland	Houston, TX	11,400	6,250	3,635	1,226	4,861	—	18,523		2036
Maryland
Columbia	Howard County	14,200	100,000	—	—	—	35	—		2022	(g)
Gateway	Howard County	630	—	—	63	63	40	—		2018
Emerson	Howard County	520	3,407	—	68	68	—	—		2017
Fairwood	Prince George's County	1,100	2,600	—	11	11	24	—		2017
The Woodlands	Houston, TX	28,400	105,000	857	613	1,470	277	2,750		2022

Total		78,750	317,257	9,676	2,871	12,547	376	64,273

(a)
Encompasses all of the land located within the borders of the master planned community, including parcels already sold, saleable parcels and non-saleable areas, such as roads, parks and recreation and conservation areas.
(b)
Includes standard, custom and high density residential land parcels. Standard residential lots are designed for detached and attached single- and multi-family homes, consisting of a broad range, from entry-level to luxury homes. At Summerlin and The Woodlands, we have designated certain residential parcels as custom lots as their premium price reflects their larger size and other distinguishing features – such as being within a gated community, having golf course access or being located at higher elevations. High density residential includes townhomes, apartments and condominiums. Reflected are the remaining residential acres and lots associated with those acres.
(c)
Designated for retail, office, resort, services and other for-profit activities, as well as those parcels allocated for use by government, schools, houses of worship and other not-for-profit entities.
(d)
With the exception of Gateway and Emerson, reflects the number of net developable acres of raw land and subdivided land parcels available for new development, but which we currently intend to hold. In 2012, The Woodlands began developing 9.44 acres for its own use, which includes the construction of two office buildings, a parking garage and the contribution of land zoned for apartments to a joint venture.
(e)
Includes only parcels that are intended for sale or joint venture. The mix of intended use, as well as the amount of remaining saleable acres, are primarily based on assumptions regarding entitlements and zoning of the remaining project and are likely to change over time as the master plan is refined. Remaining saleable acres are estimates.
(f)
Amount represents remaining entitlements, not necessarily the number of lots that will ultimately be developed and sold.
(g)
We currently intend to develop the land surrounding the Columbia Town Center. The date represents our estimated redevelopment completion date.

Summerlin (Las Vegas, Nevada)

Spanning the western rim of the Las Vegas Valley and located approximately nine miles from downtown Las Vegas, our 22,500 acre Summerlin master planned community is comprised of planned and developed villages and offers suburban living with accessibility to the Las Vegas Strip. For much of its 20-year history, Summerlin has consistently ranked in the Robert Charles Lesser annual poll of Top-Selling Master Planned Communities in the nation ranking 12th in 2012. With 26 public and private schools, four institutions of higher learning, nine golf courses, and cultural facilities, Summerlin is a fully integrated community. The first residents moved into their homes in 1991. As of December 31, 2012, there were approximately 40,000 homes occupied by approximately 100,000 residents.

Summerlin is comprised of hundreds of neighborhoods located in 19 developed villages, out of 30 currently planned, with nearly 150 neighborhood and village parks, all connected by a 150-mile long trail system. Summerlin is located adjacent to Red Rock Canyon National Conservation Area, a landmark in southern Nevada, which has become a world-class hiking and rock climbing destination and is in close proximity to our Shops at Summerlin development site. As more fully described in our Strategic Developments section, in 2012, we obtained two anchor retailer commitments needed to launch the development of a 1.5 million square feet mixed-use downtown development on the Shops at Summerlin site. We believe that the completion of the downtown will significantly increase the value of our surrounding land due to the addition of retail, office, restaurant and entertainment amenities. Red

Rock Casino Resort & Spa, which is adjacent to our site, receives more than one million visitors annually. Summerlin contains approximately 2.1 million square feet of developed retail space, 3.2 million square feet of developed office space and three hotel properties containing approximately 1,400 hotel rooms, as well as health and medical centers, including Summerlin Hospital.

Summerlin is divided into three separate regions or projects known as Summerlin North, Summerlin West and Summerlin South. Summerlin North is fully developed. In Summerlin South, we are entitled to develop 740 acres of commercial property with no square footage restrictions, 355 acres of which are owned by third parties or already committed to commercial development. We also have entitlements for an additional 18,000 residential units yet to be developed in Summerlin South. In Summerlin West, we are entitled to develop 5.85 million square feet of commercial space on up to 508 acres of which 100,000 square feet have already been developed through the construction of a grocery store anchored shopping center. We are also entitled to develop 30,000 residential units in Summerlin West, approximately 25,000 of which remain to be developed. The remaining saleable residential lots reflected in the chart above represents Summerlin's total entitlements, and utilization of these entitlements is based on economic conditions now and expected in the future. As of December 31, 2012, Summerlin had approximately 5,184 residential acres and 890 commercial acres remaining to be sold. Summerlin's population upon completion of the project is expected to be approximately 220,000 residents.

Bridgeland (Houston, Texas)

Bridgeland is a master planned community located near Houston, Texas and consists of approximately 11,400 acres. It was voted by The National Association of Home Builders as the "Master Planned Community of the Year" in 2009. Bridgeland ranked 15th nationally and was also the fourth ranked MPC in the Houston area in 2012. The first residents moved into their homes in June 2006. There were approximately 1,800 homes occupied by approximately 6,250 residents as of December 31, 2012. Bridgeland's conceptual plan includes four villages – Lakeland Village, Parkland Village, Prairieland Village and Creekland Village – plus a Town Center mixed-use district and a carefully designed network of trails totaling over 60 miles that will provide pedestrian connectivity to distinct residential villages and neighborhoods, as well as access to recreational, educational, cultural, employment, retail, religious and other offerings. Bridgeland's first five neighborhoods are located in Lakeland Village. These neighborhoods offer a unique home buying experience that includes two convenient model home parks showcasing 20 models by ten of Houston's top builders. Bridgeland has many home sites that enjoy views of water, buried power lines to maximize the views of open space, fiber-optic technology, brick-lined terrace walkways and brick, stone and timber architecture. The prices of the homes range from approximately $170,000 to more than $1.0 million. Lakeland Village is approximately 65% complete. The Lakeland Activity Center, the first of several planned activity complexes to be constructed as development progresses and more residents move to Bridgeland, opened in May 2007. The complex is anchored by a 6,000 square foot community center and features a water park with three swimming pools, two lighted tennis courts and a state-of-the-art fitness room. A grand promenade wrapping around Lake Bridgeland offers a boat dock, canoes, kayaks, sailboats and paddleboats. Bridgeland is expected to feature more than 3,000 acres of waterways, lakes, trails, parks and open spaces, as well as an expansive Town Center that will provide employment and room for retail, educational and entertainment facilities.

Bridgeland's conceptual plan, which was revised in 2012, includes an 800-acre Town Center mixed-use district. The conceptual plan contemplates that the Town Center will be located adjacent to the expansion of State Highway 99 (the "Grand Parkway"), which is an approved 180 mile circumferential highway traversing seven counties and providing access to southwest, west, northwest, north and northeast Houston. Segment E of the Grand Parkway will be a 15-mile four-lane controlled access toll road with intermittent frontage roads from Interstate 10 to Highway 290 through Harris County. Segment E, which will have three exchanges serving Bridgeland, will provide direct access to the portion of Bridgeland designated for the Town Center and to the future residential sections of

Bridgeland allowing for enhanced access to the Master Planned development. Construction on Segment E began in October 2011 and is estimated to be completed by the end of 2013 or beginning of 2014. Additional segments are scheduled for completion in 2015 which will connect Bridgeland through the Energy Corridor to The Woodlands and to the new ExxonMobil Campus.

We anticipate that the Bridgeland community will eventually accommodate more than 20,000 homes and 65,000 residents, and we believe that it is poised to be one of the top master planned communities in the nation. The Woodlands, which has nearly 40 years of master planned community development experience, is leading the development and marketing of Bridgeland. As of December 31, 2012, Bridgeland had approximately 3,635 residential acres and 1,226 commercial acres remaining to be sold.

Maryland Communities

Our Maryland communities consist of four distinct projects:

  •
  Columbia;

  •
  Gateway;

  •
  Emerson; and

  •
  Fairwood.

Columbia

Columbia, located in Howard County, Maryland, is an internationally recognized model of a successful master planned community that began development in the 1960's. As of December 31, 2012, Columbia was home to approximately 100,000 people.

Situated between Baltimore and Washington, D.C., and encompassing 14,000 acres of land, Columbia offers a wide variety of living, business and recreational opportunities. The master planned community's full range of housing options is located in nine distinct, self-contained villages and a Town Center. Columbia has an estimated 5,500 businesses, which occupy approximately 26 million square feet of space and provide more than 63,000 jobs. There is a wide variety of retail options encompassing approximately 4.8 million square feet of retail space in more than 500 stores.

As a result of the 2005 Base Realignment and Closure Commission, additional government agencies have been relocated to Fort George G. Meade, just 11 miles from Downtown Columbia. By 2020, the overall workforce on the base is projected to exceed 70,000 people (a 25% increase from 2012), primarily because of the base's role in cyber security and protecting the nation's information technology assets from foreign threats. An economic engine for the region, Fort Meade directly or indirectly supports approximately 170,000 local jobs, and growth projections indicate that there will be future demand for office space and housing for highly paid personnel.

In downtown Columbia, 1.6 million square feet of office space is located close to shopping, restaurants and entertainment venues. We believe there is significant opportunity to redevelop this area in the future. During 2010, we received entitlements to develop up to 5,500 new residential units, 4.3 million square feet of commercial office space, 1.25 million square feet of retail space and 640 hotel rooms.

In November, 2010, we entered into development agreements with GGP that provide for the division of properties between our Company and GGP in an area within the mall Ring Road adjacent to The Mall in Columbia, which is owned by GGP. We have a Preferred Residential and Office Development Covenant that provides us the right of first offer for new development densities of residential and office within the Columbia Mall Ring Road. This covenant expires in 2030. The development agreements contain the key terms, conditions, responsibilities and obligations with respect to the future development of this area within the greater Downtown Columbia Redevelopment District. The agreements also provide us with a five-year right of first refusal and a subsequent six-month purchase option to acquire seven office buildings and associated parking lots, totaling approximately 22 acres. In August 2012, we acquired the 169,000-square-foot 70 Columbia Corporate Center, one of the buildings associated with our right of first refusal, from its lender. There are now six office buildings remaining under this right of first refusal.

During 2011, we contributed four plus acres of land to the Columbia Parcel D joint venture for the development of a 380-unit Class A apartment building on this land with a local partner, which is more fully described under Strategic Developments.

We also own approximately 35 acres, net of road and related infrastructure improvements, on the land around Merriweather Post Pavilion, which is south of the Mall. The acreage currently consists of raw land and subdivided land parcels readily available for new development. We intend to propose an initial Final Development Plan to the Howard County Planning department in 2013. Preliminary plans call for at least four million square feet of development activity, with high-rise buildings surrounding the Central Park-like setting afforded by the Pavilion and its surrounding property.

Gateway

Gateway is a 630-acre premier master planned corporate community located in a high traffic area in Howard County, Maryland. Gateway offers quality office space in a campus setting with approximately 63 commercial acres remaining to be sold as of December 31, 2012.

Emerson

Emerson is a substantially completed master planned community located in Howard County, Maryland and consists of approximately 520 acres. The first residents moved into their homes in 2002. There were approximately 1,210 homes occupied by approximately 3,407 residents as of December 31, 2012.

Emerson has a wide assortment of single-family and townhomes offered by some of the region's top homebuilders, and is located in one of Maryland's top-performing public school districts. As of December 31, 2012, we had approximately 68 commercial acres remaining to be sold. The remaining land is fully entitled for build-out, subject to meeting local requirements for subdivision and land development permits. As of May, 2012, the residential component of this project has been completely sold out. A total of 28 townhouse lots were delivered in 2012, generating $4.2 million in revenue.

Fairwood

Fairwood is a fully developed master planned community located in Prince George's County, Maryland, consisting of approximately 1,100 acres. As of December 31, 2012, 11 commercial acres were available for sale. The first residents moved into their single-family homes in 2002. There were approximately 1,200 homes occupied by approximately 2,600 residents as of December 31, 2012. Fairwood consists of single-family and townhouse lots, as well as undedicated open space and two historic houses. In addition to the commercial acres remaining to be sold, we own a few undedicated open space parcels, and 24 acres of unsubdivided land which cannot be developed as long as the nearby airport is operating.

The Woodlands (Houston, Texas)

The Woodlands is a mixed-use master planned community situated 27 miles north of Houston and consists of 28,400 acres. The Woodlands is a self-contained community that integrates recreational amenities, residential neighborhoods, commercial office space, retail shops and entertainment venues. Home site sales began in 1974. As of December 31, 2012, there were approximately 39,800 homes occupied by approximately 105,000 residents and more than 1,870 businesses providing employment for approximately 52,000 people, with a job to home ratio of 1.30 to 1.00. The Woodlands was ranked 3rd nationally and was also the top selling MPC in the Houston area for 2012.

Approximately 28% of The Woodlands is dedicated to green space, including parks, pathways, open spaces, golf courses and forest preserves. The population of The Woodlands is projected to be approximately 130,000 by 2021. The Woodlands has full or partial ownership interests in commercial properties totaling 863,042 square feet of office space (of which 436,042 square feet is complete and 427,000 square feet is under construction) 201,280 square feet of retail and service space and 393 rental apartment units. We also own and operate a 440-room resort and conference center facility and a 36-hole golf and country club. These commercial properties are more fully described under Operating Assets. As of December 31, 2012, The Woodlands had approximately 857 acres of unsold residential land representing approximately 2,750 lots.

We had 890 acres of land designated for commercial use remaining to be sold or developed, which was designated as 613 acres for third-party land sales and 277 acres that we intend to hold and develop. The 277 acres intended to be developed by us is comprised of 108 acres for apartments or condominiums, 36 acres for retail development, 13 acres for hotel facilities, 35 acres for mixed-use and 85 acres for office buildings.

We have four projects under construction which include two Class A office buildings, a parking garage to service one of the office buildings and a Class A apartment complex. The office buildings are 3 Waterway Square in The Woodlands Town Center area and One Hughes Landing, which is located at the new Hughes Landing site at Lake Woodlands in the East Shore area. 3 Waterway Square is an eleven-story, 232,000 square foot building which will cost approximately $51.4 million to construct. The project is expected to be complete in May 2013 and is 90% pre-leased. One Hughes Landing and the corresponding parking garage are the first structures to be constructed in Hughes Landing at Lake Woodlands. One Hughes Landing is an eight-story, 195,000 square foot building and the adjacent parking garage will contain 632 parking spaces. The two structures together are projected to cost $45.8 million. This project is projected to be completed in September 2013 and is currently 28% pre-leased. The Millennium Woodlands Phase II is a 314-unit Class A apartment complex being constructed in a joint venture with The Dinerstein Companies. The project is expected to cost $38.4 million and is expected to be ready for initial occupancy in April 2014.

The Woodlands includes a waterway, outdoor art and an open-air performance pavilion, a resort and conference center, a luxury hotel and convention center, educational opportunities for all ages, hospitals and health care facilities and office space. The Fountains at Waterway Square located on The Woodlands Waterway connects all of the amenities of the community via a water taxi system serving The Woodlands Town Center area.

ExxonMobil is constructing a large corporate campus on a 385-acre site just south of The Woodlands. The site is expected to include approximately 20 buildings, representing three million square feet of space. ExxonMobil expects to begin relocating employees into this new location starting in 2014 and ending in 2015. Upon completion of the relocation, ExxonMobil estimates there will be approximately 10,000 employees working at the new campus. We believe that the direct and indirect jobs related to this relocation will have a significant positive impact on The Woodlands and Bridgeland due to increased housing demand, as well as commercial space needs for companies servicing ExxonMobil. Since inception, The Woodlands has always sought to maintain a wide array of home choices and communicated that information to the realtor community as they are critical in providing guidance to the corporate relocation homebuyer. As a result of this effort, over the years The Woodlands achieved an average of approximately 33% of new home sales attributable to the "Outside of Houston Area" as the location of former residence. Starting in 2009, the percentage of "Outside of Houston Area" relocations has been steadily increasing, and in 2012 the percentage totaled 37%. Due to the new ExxonMobil campus that opens in 2015, we are seeing increased velocity in home sales for many of these employees.

Construction of certain segments of The Grand Parkway is expected to be completed in early 2015. We believe the construction of The Grand Parkway linking The Woodlands and Bridgeland to the new

ExxonMobil campus and the rest of the greater Houston area will have a positive impact on travel patterns for residents in our Houston Master Planned Communities.

Operating Assets

We own nine mixed-use and retail properties, seven office properties (the "Columbia Office Properties" contain six separate office buildings), a resort and conference center, a 36-hole golf course and country club, a multi-family apartment building, two equity investments and five other assets currently generating revenues. Based on a variety of factors, we believe that there are opportunities to redevelop or reposition several of these assets, primarily the retail properties, to improve their operating performance. These factors include, but are not limited to the following: (1) existing and forecasted demographics surrounding the property; (2) competition related to existing and/or alternative uses; (3) existing entitlements of the property and our ability to change them, compatibility of the physical site with proposed uses; and (4) environmental considerations, traffic patterns and access to the properties. We believe that, subject to obtaining all necessary consents and approvals, these assets have the potential for future growth by means of an improved tenant mix, additional gross leasable area ("GLA"), or repositioning of the asset for alternative use. Our retail operating assets include approximately 2.9 million total square feet of GLA in the aggregate. Redevelopment plans for these assets may include office, retail or residential space, shopping centers, movie theaters, parking complexes and open space. Any future redevelopment will require the receipt of permits, licenses, consents and waivers from various parties.

Retail Operating Assets

Ward Centers (Honolulu, Hawaii)

Ward Centers is comprised of approximately 60 acres situated along Ala Moana Beach Park and is within one mile of Waikiki and downtown Honolulu. It is also a ten minute walk from Ala Moana Center, Hawaii's largest shopping center. Ward Centers currently includes a 665,000 square foot shopping district containing seven specialty centers and approximately 140 unique shops, a variety of restaurants and an entertainment center which includes a 16- screen movie theater. In January 2009, the Hawaii Community Development Authority ("HCDA") approved a 15-year master plan, which entitles us to develop a mixed-use development encompassing a maximum of 9.3 million square feet, including up to 7.6 million square feet of residential space. In January 2011, we executed a development agreement with the HCDA.

Consistent with the master plan approved by the HCDA, we announced plans in October 2012 to create a world-class urban master planned community that will transform Ward Centers into Ward Village, a vibrant neighborhood offering unique retail experiences, exceptional residences and workforce housing set among dynamic open spaces and pedestrian friendly streets. The project is expected to include over 4,000 condominium units at an average of 1,500 square feet per unit, and over one million square feet of retail and other commercial space.

The redevelopment will commence with four components on four separate blocks: two mixed-use residential towers, one reserved housing tower and the renovation of the IBM building, a portion of which will serve as the information and sales center for Ward Village.

In May 2012, Phase One of Ward Village Shops was completed, and TJ Maxx opened a store that occupies the entire 36,000 square foot second floor of the project. We are seeking a tenant for the vacant, first floor space which is approximately 34,000 square feet. TJ Maxx is expected to contribute $1.0 million of annual net operating income ("NOI") and total completed costs for their space was approximately $20.5 million, or approximately $574 per square foot. Our budgeted costs for the vacant space are $16.4 million, of which $12.2 million has been incurred as of December 31, 2012. We also commenced construction on Phase Two of Ward Village Shops in July 2012. Phase Two includes 57,000 square feet and is 100% preleased to Nordstrom Rack and Pier One Imports, both of which will relocate from other sites in Ward Centers and are expected to add approximately $1.0 million of incremental annual net operating income when they relocate. The project is scheduled for completion in the Fall of 2013. Budgeted costs for the Phase Two project are $26.2 million with $5.4 million of costs incurred through December 31, 2012.

During 2012, we completed a $3.3 million renovation of Ward Centers, leased 30,000 square feet formerly occupied by Borders to Bed Bath & Beyond and 5,360 square feet to Grand Leyanda. Together, both tenants are expected to generate $0.9 million of annual net operating income, exclusive of percentage rent, when they occupy their locations in 2013.

During the first quarter 2013, we began a $24.4 million renovation of the IBM building, a well-known office building located at Ward Centers. A majority of the space will continue to serve as an office building and a portion will serve as a world-class sales center for the entire Ward Village project. The sales center will dedicate a section to telling the story of the land, while another will showcase our vision for Ward Village. We expect the IBM renovation project to be completed by the end of 2013.

During 2011, we completed a 722-stall parking deck that facilitates the leasing of additional space at Ward Centers. Completed costs for the parking deck were $70.8 million.

South Street Seaport (New York, New York)

South Street Seaport is comprised of three mid-rise buildings and the Pier 17 pavilion shopping mall located in a historic waterfront district on the East River in Manhattan. We also lease 24,000 square feet for sublet to retailers at the base of an adjacent 1.1 million square foot office tower. All of the property, except for the office tower retail space, which is subject to a lease expiring in 2072, is subject to a ground lease with the City of New York which also runs through 2072. The total property controlled by us approximates 300,551 square feet of leasable space, substantially all of which is retail.

On June 29, 2012, we entered into an agreement to amend and restate the South Street Seaport ground lease with the New York City Economic Development Corporation according to the terms described in a non-binding letter of intent, dated December 12, 2011. The agreement allows for the redevelopment of Pier 17 (the "Renovation Project") which will consist of approximately 195,000 square feet of leasable area. Construction on this site is expected to begin during the second quarter of 2013 and conclude in 2015. During 2012, our Pier 17 design was approved by the Landmarks Preservation Commission with the support of Community Board 1, and in February 2013, the City Planning Commission approved our Pier 17 redevelopment. We are in the process of obtaining the remaining approval for the project. The restated ground lease will become effective when we commence construction which is expected by June 30, 2013. Following commencement of construction of the Renovation Project, annual ground rent will be fixed at $1.2 million with an escalation of 3.0% annually, and we will be entitled to a total $1.5 million rent credit, to be taken monthly over a 30-month period. We also must provide a completion guarantee to New York City for the Renovation Project, and we agreed to pay approximately $1.1 million of esplanade maintenance costs over a five-year period. Please refer to Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding this development project.

On October 29, 2012, South Street Seaport was heavily impacted by Superstorm Sandy. The storm caused massive flooding in the waterfront areas of Lower Manhattan, including the South Street Seaport and the surrounding properties. With the safety and security of our customers, tenants and employees as a top priority, we, together with the New York City Economic Development Corporation, immediately began the recovery and repair process. The process included a post event inspection of the Pier 17 structure and remediation and environmental testing of all the flooded spaces. The inspection of Pier 17 found no significant damage to the structure, and it was re-opened on December 6, 2012. Once we receive the necessary environmental clearances for the other buildings, the rebuilding process will begin. We currently do not have a definitive timeline for reopening the damaged buildings. We are preparing an insurance claim that we anticipate will cover substantially all of the cost of the property damage and loss of income due to the storm.

Landmark Mall (Alexandria, Virginia)

Anchored by Macy's and Sears, Landmark Mall is an 879,294 square foot shopping mall located in affluent Alexandria, Virginia. This mall is located just nine miles west of Washington, D.C. and the Pentagon, and is within approximately one mile of public rail service on D.C.'s metro blue line. As part of the Van Dorn Small Area Plan, the site is envisioned to allow for up to 5.5 million square feet of net new density. Landmark Mall has the potential to be redeveloped into a dynamic destination for shopping, dining, working and living. Any redevelopment of Landmark Mall will be dependent upon our reaching agreements with the existing anchor tenants.

Park West (Peoria, Arizona)

Park West is a 249,168 square foot open-air shopping, dining and entertainment destination in Peoria, Arizona. Park West is approximately one mile northwest of the Arizona Cardinals' football stadium and the Phoenix Coyote's hockey arena. Park West has an additional 100,000 square feet of available development rights as permitted for retail, restaurant and hotel uses. On November 5, 2012, we acquired four parcels of land adjacent to our Park West property consisting of approximately 18 acres for $1.2 million. During 2012, we also leased 18,500 square feet to a national restaurant/entertainment tenant which is expected to take occupancy in the second quarter of 2013.

Rio West Mall (Gallup, New Mexico)

Rio West Mall is located in Gallup, New Mexico. This 521,194 square foot shopping center is the only enclosed regional shopping center within a 125-mile radius, and is easily accessed from Interstate 40 and historic Route 66.

Riverwalk Marketplace (New Orleans, Louisiana)

Riverwalk Marketplace is located along the Mississippi River in downtown New Orleans. Riverwalk Marketplace contains 193,874 leasable square feet and is adjacent to the New Orleans Memorial Convention Center and the Audubon Aquarium of the Americas. In July 2012, we announced plans for the redevelopment of Riverwalk Marketplace into an upscale outlet center. As part of the redevelopment, we expect to expand our footprint by about 50,000 square feet to approximately 250,000 square feet. Please refer to Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding this redevelopment project.

Cottonwood Square (Salt Lake City, Utah)

Cottonwood Square is a 77,079 square foot community center located in Salt Lake City, Utah. The center is located in a high traffic area and sits across from our Cottonwood Mall property, providing an opportunity for development synergies.

20 & 25 Waterway Avenue (The Woodlands, Texas)

20 & 25 Waterway Avenue are two retail properties located in The Waterway Square commercial district in The Woodlands Town Center. The properties total 49,972 square feet and were completed in 2009 and 2007, respectively.

Waterway Garage Retail (The Woodlands, Texas)

Waterway Garage Retail is attached to The Waterway Square Garage located within The Woodlands Town Center. The 21,513 square feet retail portion of the garage was completed in 2011 and is currently 41.3% leased.

Office Operating Assets

110 N. Wacker (Chicago, Illinois)

We own a 99% interest in an entity that owns a 226,000 square foot office building located at 110 N. Wacker Drive in downtown Chicago. This office building is subject to a ground lease that expires in 2055, and it is 100% leased to a subsidiary of GGP through October 2019. GGP has several options to extend their lease through the duration of the ground lease. We have the right to terminate GGP's lease with six months' notice following the expiration of the initial term in 2019. We receive approximately $6.1 million in annual lease payments from GGP.

Columbia Office Properties (Columbia, Maryland)

We own five office buildings and are a master tenant of a sixth office building. The master ground lease under the sixth office building has a 2020 initial expiration and a 2060 final expiration date, including market renewal options. The buildings, which comprise approximately 491,000 square feet in the heart of downtown Columbia, include: (1) American City Building (master tenant); (2) the Columbia Association Building; (3) the Columbia Exhibit Building; (4) the Ridgley Building; (5) the newly acquired building known as 70 Columbia Corporate Center; and (6) the Columbia Regional Building. This group also contains the Merriweather Post Pavilion, an outdoor amphitheater and concert venue. Both the Columbia Regional Building and Merriweather Post Pavilion were designed by Frank Gehry. The Columbia Regional Office Building is being repositioned as a mixed-use project. In July 2012, we executed a lease with Whole Foods Market for 41,000 square feet. In December 2012, we executed a lease with The Columbia Association Inc. for an upscale fitness center comprised of 27,556 square feet. The tenants are expected to take occupancy in 2014. Columbia, Maryland is located 14 miles from the Baltimore Beltway and 17 miles from the Washington Beltway.

4 Waterway Square (The Woodlands, Texas)

4 Waterway Square is a nine-story Class A office building located within The Woodlands Town Center. The property totals 218,551 square feet, was completed in 2010, and is 100% leased as of December 31, 2012.

9303 New Trails (The Woodlands, Texas)

9303 New Trails is a four-story Class B office building located within the Research Forest district of The Woodlands. The property totals 97,705 square feet, was completed in 2008, and is 100% leased as of December 31, 2012.

1400 Woodloch Forest Drive (The Woodlands, Texas)

1400 Woodloch Forest Drive is a five-story Class B office building located at the entrance to The Woodlands Town Center. The property totals 95,667 square feet, was completed in 1981, and is 100% leased as of December 31, 2012.

2201 Lake Woodlands Drive (The Woodlands, Texas)

2201 Lake Woodlands Drive is a two-story Class C office building located in the East Shore commercial district of The Woodlands. The property totals 24,119 square feet, was completed in 1994, and is 100% leased as of December 31, 2012.

Multi-family

The Millennium Waterway Apartments (The Woodlands, Texas)

On May 31, 2012, we purchased our partner's interest in a 393-unit apartment building located within The Woodlands Town Center and it is now consolidated in our financials. As of December 31, 2012, the property is 93.1% leased. This property was previously an equity investment.

Resort and Conference Center and Country Club

The Woodlands Resort & Conference Center (The Woodlands, Texas)

The Woodlands Resort and Conference Center is located approximately two miles south of The Woodlands Town Center. The property operates 440 hotel rooms and includes 90,000 square feet of meeting space. For the year ended December 31, 2012, the property generated revenue per available room of $109.84, a 14.7% increase from the prior year. Food and beverage and conference services accounted for 47.7% of the total revenue in 2012.

On February 8, 2013, we closed on a $95.0 million loan which refinanced the existing $36.1 million mortgage on the property. The loan term is 36-months with three one-year extension options, bears interest at LIBOR plus 3.5% and is interest only during the initial loan term. Please refer to Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding this redevelopment project.

The Club at Carlton Woods (The Woodlands, Texas)

The Club at Carlton Woods is located within one of the most exclusive communities in The Woodlands. In addition to an 18-hole Jack Nicklaus Signature Golf Course and an 18-hole Tom Fazio Championship Course, it contains two clubhouses, a spa, tennis courts, a golf learning center and fitness facilities totaling approximately 78,000 square feet.

Other Operating Assets and Investments

Waterway Square Garage (The Woodlands, Texas)

Waterway Square Garage is located within The Woodlands Town Center and was completed in 2009. It is a five-story parking garage that contains 1,933 parking spaces and 21,513 square feet of retail space. The garage was completed in 2009 and is reported separately from the retail space. The retail space is included in our retail operating asset section above.

Participation Interest in Golf Courses at TPC Summerlin and TPC Las Vegas, located in the Summerlin Master Planned Community (Las Vegas, Nevada)

The TPC Summerlin is an 18-hole private championship course designed by golf course architect Bobby Weed with player consultant Fuzzy Zoeller. TPC Las Vegas is an 18-hole public championship course designed by golf course architect Bobby Weed with player consultant Raymond Floyd. These courses represent the only two golf courses in Nevada that are owned and operated by the PGA Tour.

We are entitled to receive residual payments from the Professional Golfers' Association of America (the "PGA") with respect to the two golf courses through October 31, 2021, the termination date of the agreement with the PGA. We receive 75% of the net operating profits and 90% of all profits from membership sales at TPC Summerlin until such time as the original investment in the courses of $23.5 million has been recouped, which is projected to occur no sooner than 2015. Once we have received payments from the PGA totaling $23.5 million, we are entitled to receive 20% of all net operating profits from the two courses through the termination date of the agreement. As of December 31, 2012, the remaining balance of our investment is approximately $6.1 million, approximately $4.3 million greater than our $1.8 million book value.

Note Approximating Office Lease Payments

We receive payments approximating the lease revenue that GGP receives from the Arizona 2 Office in Phoenix, Arizona. The right to receive these payments is in the form of a fully amortizing promissory note issued by a subsidiary of GGP. These payments total approximately $6.9 million per year through the end of 2015 and are recorded as interest income and principal amortization. The underlying real property interests in the Arizona 2 Office are owned by GGP, and we will not own or obtain any real property interest therein or have any rights to receive payments after 2015.

Woodlands Sarofim #1 Limited (The Woodlands, Texas)

We own a 20% interest in three office/industrial buildings located in The Woodlands Research Forest district within The Woodlands. The portfolio contains 129,790 square feet and the various buildings were constructed between the late 1980's and 2002.

Interest in Stewart Title (The Woodlands, Texas)

We own a 50% interest in Stewart Title, a company located in The Woodlands which handles a majority of the residential and commercial land sale closings for The Woodlands.

Interest in Summerlin Hospital Medical Center (Las Vegas, Nevada)

We have an indirect ownership interest of approximately 6.8% in the Summerlin Hospital Medical Center. This property is a 450-bed hospital located on a 32-acre medical campus near Las Vegas. Summerlin Hospital Medical Center is located in our Summerlin master planned community. It is an acute care facility with adjoining outpatient services for surgery, laboratory and radiology, as well as three medical office buildings. The hospital completed a major renovation in 2009 that expanded the hospital to 450 beds (from 281 beds) and added a new six-story patient tower, an expanded emergency room, a four-story 80,000 square foot medical office building and a 600-space parking garage.

The property's majority owner and operator is a subsidiary of Universal Health Services, Inc. ("UHS"), one of the largest healthcare management companies in the nation. We are members with UHS in a joint venture that was formed to build and manage the hospital. Our interest relates to the contributed land, and UHS provided the funds to build the hospital. Our ownership interest entitles us to a pro rata share of the cumulative undistributed profit in the hospital. We typically receive a distribution one time per year during the first quarter.

Interest in Head Acquisition (Hexalon)

We own 100% of the ownership interests in Hexalon Real Estate, LLC ("Hexalon"). Hexalon owns a 1.42% interest in Head Acquisition, L.P., a joint venture between GGP, Simon Property Group, L.P. and Westfield Group. The partnership owns certain retail mall interests. Hexalon receives a quarterly preferred interest distribution from Head Acquisition, L.P. which totaled approximately $321,000 in 2012. The entity possesses significant tax attributes related to deferred interest that we could utilize to reduce future taxable income. These attributes are expected to reduce our tax liability by approximately $77.0 million, net of a valuation allowance of $9.9 million as of December 31, 2012, subject to potential offset provided in the Tax Matters Agreement between us and GGP. Our annual taxable income will determine how our tax liability is reduced each year. This tax attribute carries over indefinitely until it is fully utilized.

Forest View/Timbermill Apartments (The Woodlands, Texas)

In April 2012, the joint ventures owning Forest View and Timbermill Apartments completed their sale to a third party. There was no gain or loss recognized on these sales. Our share of the distributable cash after repayment of debt and transaction costs was $8.6 million.

Strategic Developments

Our Strategic Developments segment is made up of near, medium and long-term real estate properties and development projects. We continue to advance the strategic plans for each of these assets based on market conditions and availability of capital. We will likely need to obtain financing to undertake a development plan, in addition to obtaining the proper permits and approvals which are typical of most large-scale real estate developments of this nature.

We are executing strategic plans to substantially develop several of these assets with construction either under way or pending. The remainder of these assets will require substantial future development to achieve their highest and best use.

The following table summarizes our strategic development projects as of December 31, 2012:

	Location	Size/GLA		Size (Acres)		Net Book Value, December 31, 2012 (Millions)	Acquisition Year
Under (Pending) Construction:
3 Waterway Square (a)	Houston, TX	232,000		0.8		$26.2	—
Millennium Woodlands Phase II (b)	Houston, TX	314 units		4.8		2.2	—
One Hughes Landing (c)	Houston, TX	195,000		2.7		5.3	—
ONE Ala Moana Condo Project (d)	Honolulu, HI	—		—		25.6	2002
Columbia Parcel D (e)	Columbia, MD	—		4		4.4	2004
The Shops at Summerlin Center	Las Vegas, NV	—		106		44.8	2004
Other Projects Under Development:
Alameda Plaza (f)	Pocatello, ID	75,292		11		$1.0	2002
AllenTowne	Allen, TX	—		238		25.4	2006
Bridges at Mint Hill	Charlotte, NC	—		210	(g)	16.6	2007
Century Plaza	Birmingham, AL	740,180	(h)	63		5.4	1997
Circle T Ranch and Power Center (b)	Dallas/Ft. Worth, TX	—		279		9.0	2005
Commercial Land (i)	Houston, TX	—		31		18.1	—
Cottonwood Mall	Holladay, UT	214,354	(j)	54		19.9	2002
Elk Grove Promenade	Elk Grove, CA	—		100		5.7	2003
Fashion Show Air Rights	Las Vegas, NV	—		—		—	2004
Kendall Town Center	Kendall, FL	—		70		17.7	2004
Lakemoor (Volo) Land	Lakemoor, IL	—		40		0.3	1995
Maui Ranch Land	Maui, HI	—		20	(k)	—	2002
Redlands Promenade	Redlands, CA	—		10		2.9	2004
Redlands Mall	Redlands, CA	174,787		12	(l)	6.6	2004
West Windsor	West Windsor, NJ	—		658		21.8	2004

Total		1,631,613		1,914		$258.9

Note: Projects are grouped according to development activity. For the purposes of this table, the assets under or pending construction are grouped first. All other projects under development are grouped alphabetically.

(a)
3 Waterway Square development was announced in October 2011. After the announcement, the building size was increased to approximately 232,000 square feet from 192,000 square feet due to strong market demand. Construction is expected to be completed in May 2013. The Net Book Value includes $2.6 million of leasing costs.
(b)
The Net Book Value is made up of our investment in the joint venture. Please refer to Note 5 – Real Estate Affiliates, in our Consolidated and Combined Financial Statements.
(c)
Construction for One Hughes Landing, the first Class A office building which is part of the Hughes Landing development at The Woodlands, was announced in July 2012, and is currently under construction.
(d)
The Net Book Value for ONE Ala Moana Condo Project includes our condominium rights and land value of $24.3 million as well as our $1.3 million investment in the HHMK Development, LLC joint venture. Please refer to Note 5 – Real Estate Affiliates, in our Consolidated and Combined Financial Statements.
(e)
The Net Book Value is primarily made up of our investment in the joint venture. Please refer to Note 5 – Real Estate Affiliates, in our Consolidated and Combined Financial Statements.
(f)
During 2012, we sold 11.5 acres including 104,705 square feet of mostly vacant retail space.
(g)
Increase in acreage from 2011 related to land contribution from our joint venture partner.
(h)
Century Plaza square footage represents GLA for entire mall.
(i)
Represents land identified for future retail, office, hotel and / or other commercial developments at The Woodlands.
(j)
Cottonwood Mall GLA represents total square footage of Macy's building.
(k)
Maui Ranch Land size represents two-10 acre land parcels.
(l)
Redlands Mall acreage represents total mall site; of which, The Howard Hughes Corporation owns 5 acres, and the remaining 7 acres is a parking lot owned by The City of Redlands.

3 Waterway Square (The Woodlands, Texas)

In October 2011, we announced the construction of a nine-story, 192,000 square foot office building that will be located in The Woodlands Town Center and adjacent to the 4 Waterway Square office building. Due to high demand for Class A office space in The Woodlands, the building size was increased to eleven stories and will now total approximately 232,000 square feet. Approximately 90.0% of the space has been pre-leased as of December 31, 2012, and net rent per square foot for the first year is expected to average approximately $27.80. Exclusive of land, the building is expected to cost approximately $51.4 million to construct. As of December 31, 2012, construction costs incurred are $25.4 million, inclusive of $2.6 million in leasing costs. We anticipate that the building will open in July of 2013.

Millennium Woodlands Phase II (The Woodlands, Texas)

On May 14, 2012, we entered into a joint venture, Millennium Woodlands Phase II, LLC ("Millennium Phase II"), with The Dinerstein Companies, for the construction of a 314-unit Class A multi-family complex in The Woodlands Town Center. Our partner is the managing member of Millennium Phase II. On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million (compared to $2.2 million book value), our partner's contribution of $3.0 million in cash and a construction loan in the amount of $37.7 million, which is guaranteed by our partner. Total construction costs are estimated to be approximately $38.4 million (exclusive of land value). Completion is expected in the second quarter of 2014.

One Hughes Landing (The Woodlands, Texas)

On July 18, 2012, we announced the development of a 66-acre mixed use site called Hughes Landing on Lake Woodlands. One Hughes Landing and the adjacent parking garage will be the first buildings constructed in the development. One Hughes Landing is an eight-story, 195,000 square foot Class A office building set on 2.7 acres. The parking garage will contain 632 spaces. Construction started in November 2012 and is expected to be completed by September 2013. Total budgeted costs exclusive of land are $45.8 million, and we have incurred approximately $2.2 million as of December 31, 2012. As of January 31, 2013, the building was 28% pre-leased. Please refer to Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the development of this project.

ONE Ala Moana Tower Condo Project (Honolulu, Hawaii)

We own the rights to develop a residential condominium tower over a parking structure at Ala Moana Center in Honolulu, Hawaii pursuant to a condominium property regime declaration. The declaration permits the construction of a first-class residential tower that is approximately 18 stories above the existing five-story parking structure.

In October 2011, we and two local developers, Kobayashi Group and The MacNaughton Group, formed a joint venture to explore the development of the luxury condominium tower. We and an entity jointly owned by the two development partners each own 50% of the venture. Unanimous consent of the partners is required for all major decisions and the partners will equally fund all predevelopment costs relating to the project. In June 2012, we formed another 50/50 joint venture, KR Holdings, LLC, with the same two development partners. The venture is responsible for all predevelopment activities, as well as for obtaining construction financing for the project. During September 2012, KR Holdings, LLC closed on non-recourse mezzanine loans to provide a combined $40.0 million of mezzanine financing. The mezzanine financing has a blended 12.0% interest rate and, if the construction loan funds, the mezzanine financing will mature on April 30, 2018. The mezzanine lenders also both have a profit interest in the project, which entitles them to receive a share of the profits after we receive a return of our capital plus a 13.0% preferred return on our capital.

During December 2012, we commenced pre-sales for the 206-unit tower we designed for this site, and as of January 31, 2013, 100% of the units were contracted to buyers. We are in the process of obtaining first mortgage financing for the project. Upon closing of the first mortgage loan, we will sell our condominium rights into the joint venture at a $47.5 million valuation. Our book value of the ONE Ala Moana condominium rights, exclusive of the predevelopment costs, was $22.8 million as of December 31, 2012. Please refer to Item 7 – Management's Discussion and Analysis for a more detailed discussion of this project.

Columbia Parcel D (Columbia, Maryland)

In October 2011, we entered into a joint venture with a local developer to construct an approximate 380-unit Class A apartment building with approximately 10,000 square feet of ground floor retail space in downtown Columbia, Maryland. We contributed a 4.2-acre site, having a $3.0 million book value, in exchange for a 50% interest in the venture. Our partner will provide construction and property management services, including the funding and oversight of predevelopment and development activities, as well as obtaining construction financing. The joint venture has secured Site Development Plan approvals from Howard County and commenced construction in February of 2013. Total budgeted costs for this project are $95.7 million and our share of the cost, exclusive of land, is $5.9 million. Our share of costs to date, exclusive of land for the year ended December 31, 2012 is $1.9 million. We anticipate that the project will open during the third quarter of 2014. Please refer to Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the development of this property.

The Shops at Summerlin (Las Vegas, Nevada)

Construction of The Shops at Summerlin began in 2008, but was delayed due to changing market conditions. The development project fronts Interstate 215 between Sahara Drive and Summerlin Centre Drive, approximately nine miles west of the Las Vegas Strip. Originally planned for approximately 1.5 million square feet of retail and office development, the 106-acre parcel is part of a 1,300-acre mixed-use town center for the Summerlin Master Planned Community. The project has the potential to be developed with retail, office, hotel and multifamily residential. During 2012, we received anchor commitments from Dillard's, Inc. and Macy's Inc. and are currently securing commitments for the small shop space. We expect to resume construction in 2013. Please refer to Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for further information regarding this project.

Alameda Plaza (Pocatello, Idaho)

Alameda Plaza is located in Pocatello, Idaho at the intersection of Yellowstone Park Highway and Alameda Road. The 22-acre site contains 190,341 square feet of mostly vacant retail space. During 2012, we sold 11.5 acres, including 104,705 square feet of mostly vacant retail spaces for $4.5 million which had a book value of $1.3 million. We are continuing to explore the sale of the remaining 10.5 acres.

AllenTowne (Allen, Texas)

AllenTowne consists of 238 acres located at the high-traffic intersection of Highway 121 and U.S. Highway 75 in Allen, Texas, 27 miles northeast of downtown Dallas. We are considering plans to best position the property for the opportunities presented by evolving market conditions.

Bridges at Mint Hill (Charlotte, North Carolina)

This combined property consists of vacant land located southeast of Charlotte, North Carolina. On September 8, 2011, we entered into a joint venture with the owner of land adjacent to our property to develop a shopping center. On October 30, 2012, we contributed $4.5 million in cash to pay off an existing mortgage on our partner's property, and both parties contributed their respective properties in the venture. Our ownership in the venture increased from 79.0% to 90.5% as a result of the contribution. The combined parcel is now approximately 210 acres consisting of 120 developable acres and is currently zoned for approximately 1.3 million square feet of retail, hotel and commercial development. The land is divided by a small stream known as Goose Creek. The current zoning plan contemplates connecting the resulting parcels with bridges over the creek. Development will require construction of internal roadways, connecting bridges, expansion of roads and an installation of a force main (offsite) for sewer utility. Please refer to Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations for further details regarding this property.

Century Plaza (Birmingham, Alabama)

Century Plaza is located on the southeastern side of Birmingham, Alabama, on U.S. Route 78 (Crestwood Blvd.) near Interstate 20, across from Eastwood Village. In May 2009, the mall was shuttered. The site consists of approximately 63 acres with 740,000 square feet of GLA.

Circle T Ranch and Circle T Power Center (Fort Worth, Texas)

Located at the intersection of Texas highways 114 and 170, Circle T Ranch is 20 miles north of downtown Fort Worth, in Westlake, Texas. The property is approximately 279 total acres on two parcels. The Circle T Ranch parcel contains 128 acres while the Circle T Power Center parcel contains 151 acres. We have a 50% joint venture ownership interest with Hillwood Properties, a local developer.

Cottonwood Mall (Holladay, Utah)

Located 7.5 miles from downtown Salt Lake City, in the city of Holladay, Utah, Cottonwood Mall is a unique infill development opportunity. In 2008, work began on a complete redevelopment of the 54-acre site, but development was delayed due to the changing economic environment. The original mall was completely demolished with the exception of Macy's which continues to operate as a stand-alone store on the site. The project is entitled for 575,000 square feet of retail, 195,000 square feet of office and 614 residential units. We are exploring the feasibility of a mixed-use development and are soliciting retailer interest in the site.

Elk Grove Promenade (Elk Grove, California)

Elk Grove Promenade was originally planned as a 1.1 million square foot outdoor shopping center on approximately 100 acres. Construction began in 2007, but was delayed due to changing economic conditions. Located approximately 17 miles southeast of Sacramento, the location affords easy access and visibility from State Highway 99 at Grant Line Road. Plans for the site are being evaluated in light of evolving market conditions.

Fashion Show Air Rights (Las Vegas, Nevada)

We entered into a binding set of core principles with GGP pursuant to which we will have the right to acquire for nominal consideration an 80% ownership interest in the air rights above the portions of Fashion Show Mall located on the Las Vegas Strip. This right is contingent upon the satisfaction of a number of conditions and will not become effective unless and until the existing loans and guaranties of Fashion Show Mall and The Shoppes at the Palazzo are satisfied in full, which is currently expected to occur with GGP's scheduled repayment in May 2017.

Kendall Town Center (Kendall, Florida)

Kendall Town Center is a mixed-used site located at the intersection of North Kendall Drive and SW 158th, approximately 20 miles southwest of downtown Miami. A 31-acre parcel was sold to Baptist

Hospital in March 2008, and a 282,000 square foot hospital with 133 beds, along with a 62,000 square foot medical office building, opened in 2011. In addition, we sold five acres in 2011 and 18 acres in 2009. These 23 acres are expected to include a 120-room hotel with ancillary office and retail space and a senior housing development. Land totaling 14 acres has been deeded to the property owners association and three acres have been deeded to the County. We own the remaining 70 acres, which are currently entitled for 621,300 square feet of retail, 60,000 square feet of office space and a 50,000 square foot community center.

Lakemoor (Volo) Land (Lakemoor, Illinois)

This 40-acre vacant land parcel is located on Route 12 which is 50 miles north of Chicago in a growing suburb. The project has no utilities in place and is currently designated as farmland.

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

Nouvelle at Natick Condominium (Natick, Massachusetts)

Nouvelle at Natick is a full service luxury condominium community comprised of 215 residences located in the Natick Collection in the Boston suburb of Natick, Massachusetts. Nouvelle at Natick's amenities include a 4,000 square foot private club, a 2,800 square foot fitness center and a 1.2-acre rooftop garden with winding boardwalks, native grasses, flowers and trees. In 2012, we completed the sale of our last remaining units.

Redlands Promenade (Redlands, California)

Redlands Promenade is a ten-acre site located at Eureka and the Interstate 10 freeway off ramp in Redlands, California. The project is entitled for 125,000 square feet of retail development.

Redlands Mall (Redlands, California)

The Redlands Mall is a single-level, 174,787 square foot enclosed shopping center at the intersection of Redlands Boulevard and Orange Street. Currently anchored by CVS, Denny's and Union Bank, the site is located in downtown Redlands two blocks south of the Redlands Promenade site. The interior portion of the mall closed in September 2010. Originally envisioned as a mixed-use retail and residential redevelopment, plans for the future of Redlands Mall are being evaluated in light of evolving market conditions.

West Windsor (West Windsor, New Jersey)

West Windsor is a former Wyeth Agricultural Research & Development Campus on Quakerbridge Road and U.S. Route One near Princeton, New Jersey. The land consists of 658 total acres comprised of two large parcels which are bisected by Clarksville Meadows Road and a third smaller parcel. Zoning, environmental and other development factors are currently being evaluated in conjunction with a development feasibility study of the site.

Competition

The nature and extent of the competition we face depends on the type of property involved. With respect to our master planned communities segment, we compete with other landholders and residential and commercial property developers in the development of properties within Las Vegas, Nevada, Houston, Texas and the Baltimore/Washington, D.C. markets. Significant factors which we believe allow us to compete effectively in this business include:

  •
  the size and scope of our master planned communities;

  •
  years of experience serving the industry;

  •
  the recreational and cultural amenities available within the communities;

  •
  the commercial centers in the communities, including the retail properties that we own and/or operate or may develop;

  •
  our relationships with homebuilders;

  •
  our low level of debt relative to total assets; and

  •
  the proximity of our developments to major metropolitan areas.

We primarily compete for retail and office tenants within our Operating Assets segment. We believe the principal factors that retailers consider in making their leasing decisions include: (1) consumer demographics; (2) quality, design and location of properties; (3) neighboring real estate projects that have been developed by our predecessors or that we, in the future, may develop; (4) diversity of retailers and anchor tenants at shopping center locations; (5) management and operational expertise; and (6) rental rates.

With respect to our Strategic Developments segment, our direct competitors include other commercial property developers, retail mall development and operating companies and other owners of retail real estate that engage in similar businesses.

Environmental Matters

Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral.

Substantially, all of our properties have been subject to Phase I environmental assessments, which are intended to evaluate the environmental condition of the surveyed and surrounding properties. As of December 31, 2012, the assessments have not revealed any known environmental liability that we believe would have a material adverse effect on our overall business, financial condition or results of operations. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that the conditions have changed since the assessments were prepared (typically at the time the property was purchased or encumbered with debt). Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability on us, or the current environmental condition of our properties will not be adversely affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties (such as the presence on such properties of underground storage tanks) or by third parties unrelated to us.

Future development opportunities may require additional capital and other expenditures to comply with federal, state and local statutes and regulations relating to the protection of the environment. In addition, there is a risk when redeveloping sites, that we might encounter previously unknown issues that require remediation or residual contamination warranting special handling or disposal, which could affect the speed of redevelopment. Where redevelopment involves renovating or demolishing existing facilities, we may be required to undertake abatement and/or the removal and disposal of building materials or other remediation or cleanup activities that contain hazardous materials. We cannot predict with any certainty the magnitude of any such expenditures or the long-range effect, if any, on our operations. Compliance with such laws has not had a material adverse effect on our operating results or competitive position in the past, but could have such an effect on our operating results or competitive position in the future.

Employees

As of December 31, 2012, we had approximately 842 employees.

Available Information

We maintain a website at www.howardhughes.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are available and may be accessed free of charge through the Investors section of our website under the SEC Filings subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. Also available through our Investors section of our website are reports filed by our directors and executive officers or Forms 3, 4 and 5, and amendments to those reports. Our website and included or linked information on the website are not intended to be incorporated into this Annual Report on Form 10-K.

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

We have a limited operating history as an independent public company. There can be no assurance that we will be able to successfully implement our business plan. Further, at this stage of our operation, we face certain risks and uncertainties frequently encountered by new companies in an intensely competitive industry. Our prospects must be considered in light of these risks.

Our performance is subject to risks associated with the real estate industry.

Our economic performance and the value of our properties are subject to developments that affect real estate generally and that are specific to our properties. If our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties:

  •
  downturns in the economic conditions at the national, regional or local levels, particularly a decline in one or more of our primary markets;

  •
  competition from other master planned communities, retail properties, office properties or other commercial space;

  •
  increases in interest rates;

  •
  the availability of financing, including refinancing or extensions of existing mortgage debt, on acceptable terms, or at all;

  •
  increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;

  •
  vacancies and changes in rental rates;

  •
  declines in the financial condition of our tenants and our ability to collect rents from our tenants;

  •
  declines in consumer confidence and spending that adversely affect our revenue from our retail properties;

  •
  natural disasters or terrorist acts which may result in uninsured or underinsured losses;

  •
  adoption of more restrictive laws and government regulations, including more restrictive zoning, land use or environmental regulations and an increase in real estate taxes; and

  •
  opposition from local community or political groups with respect to the development, construction or operations at a particular site.

We may face potential difficulties in obtaining operating and development capital.

The successful execution of our business strategy will require us to obtain substantial amounts of operating and development capital. Sources of such capital could include bank borrowings, public and private offerings of debt or equity, or sale of certain assets including joint venture interests to one or more third parties. Although the sourcing of new financing for real estate development and acquisition projects, as well as basic working capital needs have improved, we may be unable to obtain financing in the future and financing we are able to secure may only be available on unfavorable terms.

The slow recovery in the national economy, or a downturn in national or regional economic conditions, could adversely impact our business.

The latest recession and subsequent slow growth in the national economy has resulted in prolonged high unemployment and lower consumer spending as compared to pre-recession levels. Our business may suffer until market conditions improve. If market conditions were to worsen, the demand for our real estate products could decline, negatively impacting our earnings, cash flow and liquidity.

The housing market and the demand from builders for lots vary depending on location. Projected lot sales used in our feasibility analyses may not be met. In addition, the success of our master planned communities business is heavily dependent on local housing markets in Las Vegas, Nevada, Houston, Texas and Baltimore, Maryland/Washington, D.C., which in turn are dependent on the health and growth of the economies and availability of credit in these regions.

We may be unable to develop and expand our properties in our Strategic Developments segment.

Our business objective related to our Strategic Developments segment is to develop and redevelop our properties, which we may be unable to do if we do not have or cannot obtain sufficient capital to proceed with planned development, redevelopment or expansion activities. We may be unable to obtain anchor store, mortgage lender and property partner approvals that are required for any such development, redevelopment or expansion. We may abandon redevelopment or expansion activities already under way that we are unable to complete, which may result in charge-offs of costs previously capitalized. In addition, if redevelopment, expansion or reinvestment projects are unsuccessful, the investment in such projects may not be fully recoverable from future operations or sale resulting in impairment charges.

We are exposed to risks associated with the development or redevelopment of our properties.

Our development or redevelopment activities entail risks that could adversely impact our results of operations, cash flows and financial condition, including:

  •
  increased construction costs for a project that exceeded our original estimates due to increases in materials, labor or other costs, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase of construction costs;

  •
  construction delays or cost overruns, which may increase project development costs;

  •
  claims for construction defects after a property has been developed;

  •
  compliance with building codes and other local regulations; and

  •
  an inability to secure tenants necessary to support commercial projects.

Development of properties in our Strategic Developments segment entails a lengthy, uncertain and costly entitlement process.

Approval to develop real property entails an extensive entitlement process involving multiple and overlapping regulatory jurisdictions and often requires discretionary action by local governments. This process is often political and uncertain. Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. In addition, our competitors and local residents may challenge our efforts to obtain entitlements and permits for the development of properties. The process to comply with these regulations is usually lengthy and costly, may not result in the approvals we seek, and can be expected to materially affect our Strategic Developments segment activities.

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

Our results of operations are subject to significant fluctuation by various factors that are beyond our control.

Our results of operations are subject to significant fluctuations by various factors that are beyond our control. Fluctuations in these factors may decrease or eliminate the income generated by a property, and include:

  •
  the regional and local economy, which may be negatively impacted by material relocation by residents, industry slowdowns, plant closings, increased unemployment, lack of availability of consumer credit, levels of consumer debt, housing market conditions, adverse weather conditions, natural disasters and other factors;

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

A decline in our results of operations could have a negative impact on the trading price of our common stock.

We may be unable to renew leases or re-let space as leases expire.

When a lease expires, a tenant may elect not to renew it. We may not be able to re-let the property on similar terms, if we are able to re-let the property at all. The terms of renewal or re-lease (including the cost of required tenant improvements, renovations and/or concessions to tenants) may be less favorable to us than the prior lease. If we are unable to re-let all or a substantial portion of our properties, or if the rental rates upon such re-letting are significantly lower than expected, our cash generated before debt repayments and capital expenditures and our ability to make expected distributions, may be adversely effected.

The Houston, Texas economy is highly dependent on the energy sector.

The greater Houston area is home to a large number of energy companies. A decline in the energy sector could have a significant negative effect on the performance of energy companies and may lead to layoffs. A decrease in economic activity and increased unemployment levels in Houston may negatively affect The Woodlands and Bridgeland by decreasing demand for housing and commercial space.

Significant competition could have an adverse effect on our business.

The nature and extent of the competition we face depends on the type of property. With respect to our master planned communities, we compete with other landholders and residential and commercial property developers in the development of properties within the Las Vegas, Nevada, Houston, Texas and Baltimore/Washington, D.C. markets. A number of residential and commercial developers, some with greater financial and other resources, compete with us in seeking resources for development and prospective purchasers and tenants. Competition from other real estate developers may adversely affect our ability to attract purchasers and sell residential and commercial real estate, sell undeveloped rural land, attract and retain experienced real estate development personnel, or obtain construction materials and labor. These competitive conditions can make it difficult to sell land at desirable prices and can adversely affect our results of operations and financial condition.

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

In addition, we will compete with other major real estate investors with significant capital for attractive investment and development opportunities. These competitors include REITs and private institutional investors.

Our business model includes entering into joint venture arrangements with strategic partners. This model may not be successful and our business could be adversely affected if we are not able to successfully attract desirable strategic partners or complete agreements with strategic partners or if our strategic partners fail to satisfy their obligations to the joint venture.

We currently have and intend to enter into future joint venture partnerships. These joint venture partners may bring local market knowledge and relationships, development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets. In the future, we may not have sufficient resources, experience and/or skills to locate desirable partners. We also may not be able to attract partners who want to conduct business in the locations where our properties are located, and who have the assets, reputation or other characteristics that would optimize our development opportunities.

While we generally participate in making decisions for our jointly owned properties and assets, we might not always have the same objectives as the partner in relation to a particular asset, and we might not be able to formally resolve any issues that arise. In addition, actions by a partner may subject property owned by the joint venture to liabilities greater than those contemplated by the joint venture agreements, be contrary to our instructions or requests or result in adverse consequences. We cannot control the ultimate outcome of any decision made, which may be detrimental to our interests. Some of our interests, such as the Summerlin Medical Hospital Center and Hexalon, are controlled entirely by our partners.

The bankruptcy of one of the other investors in any of our joint ventures could materially and adversely affect the relevant property or properties. If this occurred, we would be precluded from taking some actions affecting the estate of the other investor without prior court approval which would, in most cases, entail prior notice to other parties and a hearing. At a minimum, the requirement to obtain court approval may delay the actions we would or might want to take. If the relevant joint venture through which we have invested in a property has incurred recourse obligations, the discharge in bankruptcy of one of the other investors might result in our ultimate liability for a greater portion of those obligations than would otherwise be required.

If the recoverable values of our real estate assets were to drop below the book value of those properties, we would be required to write-down the book value of those properties, which would have an adverse effect on our balance sheet and our earnings.

Adverse market conditions, in certain circumstances, may require the book value of real estate assets to be decreased, often referred to as a "write-down" or "impairment." A write-down of an asset would decrease the value of the asset on our balance sheet and would reduce our earnings for the period in which the write-down is recorded.

If market conditions were to deteriorate, and the recoverable values for our real estate assets and land were to fall below the book value for these assets, we could be required to take additional write-downs of the book value for those assets and such write-downs could be material.

Indebtedness could have an adverse impact on our financial condition and operating flexibility.

As of December 31, 2012, our consolidated debt was approximately $688.3 million, of which $7.0 million is recourse. Our share of the debt of our Real Estate Affiliates is $1.4 million. Our indebtedness, particularly if increased over time, could have important consequences, including:

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

We are obligated to comply with financial and other covenants that could affect our operating activities.

Certain of our loan agreements contain various restrictive covenants, including minimum net worth requirements, maximum payout ratios on distributions, minimum debt yield ratios, minimum fixed charge coverage ratios, minimum interest coverage ratio and maximum leverage ratios. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. In addition, failure to meet certain of these financial covenants could cause an event of default under and accelerate some or all of such indebtedness which could have a material adverse effect on us.

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

In addition, hedging instruments involve risks because the business failure of a hedging counterparty with whom we entered into a hedging transaction will most likely result in the counterparty's default on its obligation to pay. Further, the credit quality of the counterparty owing money on the hedge may be downgraded to such an extent that it impacts our ability to sell or assign our side of the hedging transaction.

Changes in our income tax estimates could affect our profitability.

In preparing our consolidated and combined financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws and rates. To the extent adjustments are required in any given period, we include the adjustments in the tax provision in our financial statements. These adjustments could materially impact our financial position, cash flow and results of operations.

We may not realize the value of our tax assets.

Certain provisions of the Internal Revenue Code could limit our ability to fully utilize the tax assets if we were to experience a "change of control". If such an event were to occur, the cash flow benefits we might otherwise have received would be eliminated.

Some of our directors are involved in other businesses including real estate activities and public and/or private investments and, therefore, may have competing or conflicting interests with us.

Certain of our directors have and may in the future have interests in other real estate business activities, and may have control or influence over these activities or may serve as investment advisors, directors or officers. These interests and activities, and any duties to third parties arising from such interests and activities, could divert the attention of such directors from our operations. Additionally, certain of our directors are engaged in investment and other activities in which they may learn of real estate and other related opportunities in their non-director capacities. Our Code of Business Conduct and Ethics applicable to our directors expressly provides, as permitted by Section 122(17) of the Delaware General Corporation Law (the "DGCL"), that our non-employee directors are not obligated to limit their interests or activities in their non-director capacities or to notify us of any opportunities that may arise in connection therewith, even if the opportunities are complementary to, or in competition with, our businesses. Accordingly, we have no expectation that we will be able to learn of or participate in such opportunities. If any potential business opportunity is expressly presented to a director exclusively in his or her director capacity, the director will not be permitted to pursue the opportunity, directly or indirectly through a controlled affiliate in which the director has an ownership interest, without the approval of the independent members of our board of directors.

We are a holding company and depend on our subsidiaries for cash.

We are a holding company, with no operations of our own. In general, we rely on our subsidiaries for cash and our operations are conducted almost entirely through our subsidiaries. Our ability to generate cash to pay our operating expenses is dependent on the earnings of and the receipt of funds from subsidiaries through dividends and distributions. The ability of our subsidiaries to pay dividends or to make distributions or other payments to us will depend on their respective operating results and may be restricted by, among other things, the laws of their respective jurisdiction of organization, regulatory requirements, agreements entered into by those operating subsidiaries and the covenants of any existing or future outstanding indebtedness that we or our subsidiaries may incur. For example, the credit agreements entered into by certain of our subsidiaries for The Woodlands contain restrictions on their ability to pay dividends and make distributions.

We may face potential successor liability.

We may be subject to successor liability based on previous actions of our predecessors. Such liability may arise in a number of circumstances, such as: (1) if a creditor of our predecessors did not receive proper notice of the pendency of the GGP bankruptcy proceedings or the deadline for filing claims; (2) the injury giving rise to, or source of, a creditor's claim did not manifest itself in time for the creditor to file the creditor's claim; (3) a creditor did not timely file the creditor's claim in such bankruptcy case due to excusable neglect; (4) we are found liable for our predecessors' tax liabilities under a federal and/or state theory of successor liability; or (5) the order of confirmation for the GGP bankruptcy plan is found to be procured by fraud. If we should become subject to such successor liability, it could materially adversely affect our business, financial condition and results of operations.

Ineffective internal controls could impact the Company's business and results of operations.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in our implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

Some of our properties are subject to potential natural or other disasters.

A number of our properties are located in areas which are subject to natural or other disasters, including hurricanes, floods, earthquakes and oil spills. Some of our properties, including Ward Centers, South Street Seaport and Riverwalk Marketplace are located in coastal regions, and would therefore be affected by increases in sea levels, the frequency or severity of hurricanes and tropical storms, or environmental disasters, whether such events are caused by global climate changes or other factors. For example, some buildings at South Street Seaport suffered damage as a result of Superstorm Sandy.

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

A downgrade or financial failure of our insurance carrier may have an adverse impact on our financial condition.

The insurance carriers that we utilize had satisfactory financial ratings at the time the policies were placed and made effective based on various insurance carrier rating agencies commonly used in the insurance industry. We cannot assure our investors that these financial ratings will remain satisfactory or constant throughout the policy period. There is a risk that these financial ratings may be downgraded throughout the policy period or that the insurance carries may experience a financial failure. A downgrade or financial failure of our insurance carriers may result in their inability to pay current and future claims. This inability to pay claims may have an adverse impact on our financial condition. In addition, a downgrade or a financial failure of our insurance carriers may cause our insurance renewal or replacement policy costs to increase.

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

We may be subject to potential costs to comply with environmental laws.

Future development opportunities may require additional capital and other expenditures to comply with laws and regulations relating to the protection of the environment. Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous or toxic substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopments, and also govern emissions of and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with our ownership, operation and management of certain properties, we could be held liable for the costs of remedial action with respect to these regulated substances or tanks or related claims.

We cannot predict with any certainty the magnitude of any expenditures relating to the environmental compliance or the long-range effect, if any, on our operations. Compliance with such laws has not had a material adverse effect on our operating results or competitive position in the past, but could have such an effect on our operating results and competitive position in the future.

There is a risk of investor influence over our company that may be adverse to our best interests and those of our other stockholders.

Pershing Square Capital Management, L.P. ("Pershing Square"), General Trust Company, and Brookfield Retail Holdings LLC ("Brookfield") beneficially own 9.0%, 8.5% and 5.8%, respectively, of our outstanding common stock (excluding shares issuable upon the exercise of warrants) as of December 31, 2012. Under the terms of our stockholder agreements, Pershing Square currently has the ability to designate three members of our board of directors.

Although Pershing Square has entered into a standstill agreement to limit its influence over us, the concentration of ownership of our outstanding common stock held by General Trust Company, Pershing Square, Brookfield and other substantial stockholders may make some transactions more difficult or impossible without the support of these stockholders, or more likely with the support of these stockholders. The interests of our substantial stockholders could conflict with or differ from the interests of our other stockholders. For example, the concentration of ownership held by General Trust Company, Pershing Square and Brookfield, even if these stockholders are not acting in a coordinated manner, could allow General Trust Company, Pershing Square and Brookfield to influence our policies and strategy and could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that may otherwise be favorable to us and our other stockholders.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our tenants and business partners and personally identifiable information of our employees on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, which could adversely affect our business.

Risks Related to Spin-off

We may be required to pay substantial U.S. federal income taxes related to certain prior sales of assets in our Master Planned Communities segment.

In connection with the spin-off, GGP has agreed to indemnify us from and against 93.75% of any losses, claims, damages, liabilities and reasonable expenses to which we become subject, in each case solely to the extent attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010, in an amount equal to a maximum of $303.8 million, plus applicable interest. We will be responsible for the remainder of any such taxes. GGP may not have sufficient cash to reimburse us for its share of these taxes described above. As of December 31, 2012, the maximum amount covered by the GGP indemnity is $283.0 million plus applicable interest. We have ongoing litigation related to the foregoing taxes that, whether resolved in our favor or otherwise, could impact the timing of the items subject to indemnification by GGP. In addition, if the IRS were successful in litigation with respect to such audits, we may be required to change our method of tax accounting for certain transactions, which could affect the timing of our future tax payments, increasing our tax payments in the short term relative to our current tax cost projections.

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

  •
  our tax payments;

  •
  our ability to raise capital;

  •
  overall market fluctuations; and

  •
  general economic conditions.

Further, General Trust Company, Pershing Square and Brookfield may hold their investments for an extended period of time, thereby decreasing the number of shares available in the market and creating artificially low supply for, and trading prices of our common stock. If one or more of these principal holders sell a significant amount of our common stock, it could decrease the price of our common stock.

Provisions in our certificate of incorporation, our by-laws, Delaware law, stockholders rights agreement and certain other agreements may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

Our certificate of incorporation and bylaws contain the following limitations:

  •
  the inability of our stockholders to act by written consent;

  •
  restrictions on the ability of stockholders to call a special meeting without 15% or more of the voting power of the issued and outstanding shares entitled to vote generally in the election of our directors;

  •
  rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings; and

  •
  the right of our board of directors to issue preferred stock without stockholder approval.

Additionally, our certificate of incorporation imposes certain restrictions on the direct or indirect transferability of our securities to assist in the preservation of our valuable tax attributes (generally consisting of (1) approximately $300 million of suspended federal income tax deductions and (2) a relatively high federal income tax basis in our assets), including, subject to certain exceptions, that until such time as our board of directors determines that it is no longer in our best interests to continue to impose such restrictions (i) no person or entity may acquire or accumulate the Threshold Percentage (as defined below) or more (as determined under tax law principles governing the application of section 382 of the Internal Revenue Code) of our securities, and (ii) no person owning directly or indirectly (as determined under such tax law principles) on the date of our spin-off, after giving effect to the spin-off plan, the Threshold Percentage or more of our securities may acquire additional securities of ours. Notwithstanding the restrictions in our certificate of incorporation, no assurance can be given regarding our ability to preserve our tax attributes. Threshold Percentage means, in the case of (i) our common stock, 4.99% of the number of outstanding shares of our common stock and (ii) any other class of our equity, 4.99% of each such class.

We have also implemented a so-called poison pill by adopting our stockholders rights agreement. The poison pill assists in the preservation of our valuable tax attributes by significantly increasing the costs that would be incurred by an unwanted third party acquirer if such party owns or announces its intent to commence a tender offer for the Threshold Percentage or more of our securities. The stockholders rights agreement expires on March 14, 2015. All of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

There may be dilution of our common stock from the exercise of outstanding warrants, which may materially adversely affect the market price of our common stock and negatively impact a holder's investments.

The exercise of some or all of the outstanding warrants to purchase shares of our common stock held by Pershing Square and certain members of our management would materially dilute the ownership interest of our existing stockholders. Likewise, any additional issuances of common stock, through The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan or otherwise, will dilute the ownership interests of our existing stockholders. Any sales in the public market of such additional common stock could adversely affect prevailing market prices of the outstanding shares of our common stock. In addition, the existence of our outstanding warrants may encourage short selling or arbitrage trading activity by market participants because the exercise of our warrants could depress the price of our common stock.

Additional issuances and sales of our capital stock or securities convertible into or exchangeable for our capital stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at a favorable time and price.

Certain of our substantial stockholders, including Brookfield and Pershing Square, have the right to purchase the number of our shares as necessary to allow the stockholder to maintain its proportionate ownership interest on a fully diluted basis, for so long as the stockholder beneficially owns at least 5% of our outstanding common stock on a fully-diluted basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Dallas, Texas where we lease approximately 34,932 square feet under an arrangement that expires in 2021. We also maintain offices at certain of our properties as well as in The Woodlands, Texas and in Los Angeles, California. We believe our present facilities are sufficient to support our operations.

Our Master Planned Communities and our Strategic Developments assets are described above in Item 1. Business "Overview of Business Segments". Leases with tenants at our retail operating asset locations generally include base rent and common area maintenance charges.

The following table summarizes certain metrics of the retail properties within our Operating Assets segment as of December 31, 2012.

								Year Ended December 31, 2012
Property	Location	Existing Gross Leasable Area		Size (Acres)		Net Book Value, December 31, 2012 (Millions)		Average Annual Tenant Sales per Square Foot(a)	Mall and Other Rental NOI (000)(b)	Average Sum of Rent and Recoverable Common Area Costs per Square Foot(c)	Occupancy Cost(d)	NOI Margin(e)	Year Built / Acquired
Ward Centers	Honolulu, HI	1,192,917	(f)	60		$359.7	(g)	$535	$22,045	$62	11.6%	53.1%	2002
Landmark Mall	Alexandria, VA	440,357	(h)	22		24.9	(i)	315	923	30	9.5%	19.7%	2004
Rio West	Gallup, NM	341,548	(j)(k)	50		10.6		183	1,250	17	9.3%	39.7%	1981	(l)
South Street Seaport (m)	New York, NY	300,551	(j)	11		11.5	(n)	464	639	60	12.9%	3.5%	2004
Park West	Peoria, AZ	249,168		66	(o)	78.7		366	830	25	6.8%	27.5%	2006
Riverwalk Marketplace	New Orleans, LA	193,874	(j)	11		15.7	(p)	252	221	32	12.7%	3.3%	2004
Cottonwood Square (q)	Salt Lake City, UT	77,079	(r)	7	(s)	5.3		n.a.	432	n.a.	n.a.	76.5%	2002
20/25 Waterway Avenue	The Woodlands, TX	49,972		1		11.8		324	1,582	46	14.2%	67.8%	2007/2009
Waterway Garage Retail (t)	The Woodlands, TX	21,513	(u)	—		6.1		n.a.	97	n.a.	n.a.	48.2%	2011

Total		2,866,979		228		$524.3			$28,019

n.a. – not available

(a)
Average Annual Tenant Sales per Square Foot is calculated by the sum of all comparable sales for the year ended December 31, 2012 for tenants that are contractually obligated to report sales data, divided by the comparable square footage for the same period. When calculating comparable sales and comparable square footage, we include all tenants that have operated for the entire twelve month period, excluding anchor tenants of 30,000 or more square feet and tenants for whom we do not maintain their premises.
(b)
Mall and Other Rental NOI includes mall and other rental revenue and expenses according to accounting principles generally accepted in the United States of America ("GAAP"), excludes straight-line rent, market lease amortization, depreciation and other amortization expense. For the year ended December 31, 2012, tenant reimbursements represented approximately 23.9% of total revenue. The impact of concessions, such as free rent and new tenant inducements, are not significant to our business.
(c)
Average Sum of Rent and Recoverable Common Area Costs per Square Foot is calculated as the sum of total rent and tenant recoveries for the year ended December 31, 2012 for the tenant base used to calculate (a), divided by the total square footage occupied by the above mentioned tenant base.
(d)
Occupancy Cost is calculated by dividing (c) Average Sum of Rent and Recoverable Common Area Costs per Square Foot by (a) Average Annual Tenant Sales per Square Foot.
(e)
NOI Margin is calculated by dividing NOI by total contractual and other property revenue.
(f)
GLA represents all leasable area and includes approximately 35,744 square feet related to the upper level of Phase I of Ward Village Shops, which was completed in May 2012.
(g)
Net Book Value includes $21.3 million of development costs at Ward Centers.
(h)
Excludes 438,937 square feet that is owned and occupied by Sears and Macy's.
(i)
Net Book Value includes $2.8 million of development costs at Landmark Mall.
(j)
All of the project is on a ground lease where we are the ground lessee.
(k)
Excludes 179,646 square feet of outparcel improvements currently owned by tenant.
(l)
Reflects the year that Rio West Mall opened.
(m)
As a result of Superstorm Sandy, South Street Seaport experienced decreases in (a) Average Annual Tenant Sales per Square Foot, (b) Mall and Other Rental NOI, and (c) Average Sum of Rent and Recoverable Common Area Costs per Square Foot.
(n)
Net Book Value includes $8.6 million of development costs at South Street Seaport.
(o)
Acreage includes acquisition of approximately 18 acres of land in 2012.
(p)
Net Book Value includes $4.1 million of development costs at Riverwalk Marketplace.
(q)
Tenants at Cottonwood Square are not required to report sales.
(r)
41,612 square feet of the Existing Gross Leasable Area is part of a ground lease where we are the ground lessee. The ground lease payments are paid by the current tenant directly to the ground lessor.
(s)
Cottonwood Square includes only 7 acres; 3 acres of which we are subject to the ground lessee, and 4 acres of which we own.
(t)
Waterway Garage Retail has two retail tenants that are not required to report sales data.
(u)
Ground floor retail space attached to the Waterway Square Garage.

With respect to certain of our office properties, we enter into triple net leases. These leases typically include provisions whereby tenants are required to pay their pro-rata share of certain property operating costs such as real estate taxes, utilities and insurance.

The following table summarizes certain metrics of our office assets within our Operating Assets Segment as of December 31, 2012:

Asset	Economic Ownership %	Existing Gross Leasable Area	% Leased	Average Effective Annual Rent per Square Foot(a)		Year Built / Acquired	Net Book Value, December 31, 2012 (Millions)
110 N. Wacker (Chicago, IL)	99%	226,000	100.0%	$27.08		1957	$22.7
4 Waterway Square	100%	218,551	100.0%	34.79		2010	56.7
9303 New Trails	100%	97,705	100.0%	25.40		2008	14.9
1400 Woodloch Forest	100%	95,667	100.0%	23.68		1981	8.7
2201 Lake Woodlands Drive	100%	24,119	100.0%	10.03	(b)	1994	3.8
Columbia Office Properties (c) (d)	100%	491,000	60.9%	19.58		1969/1972	44.5

Total		1,153,042					$151.3

(a)
Average Effective Annual Rent per Square Foot is equal to the sum of base minimum rent and tenant reimbursements divided by the average occupied square feet. For the year ended December 31, 2012, tenant reimbursements represented approximately 15.5% of total revenue. The impact of concessions, such as free rent and new tenant inducements, are not significant to our business.
(b)
Occupied entirely by a temporary tenant that is only paying expenses.
(c)
Includes 70 Columbia Corporate Center, which was acquired in August 2012 and is a 167,513 square foot Class A office building.
(d)
% Leased is computed based on the weighted average square feet of each office building. At December 31, 2012 the occupancies of each building were as follows: 70 Corporate Center Building – 31.0%; American City Building – 99.0%; Columbia Association Building – 100.0%; Columbia Exhibit Building – 61.2%; Ridgely Building – 32.8%.

The following table summarizes certain metrics of our other Operating Assets (exclusive of owned retail and office properties) as of December 31, 2012:

Other than Owned Retail and Office Operating	Economic Ownership %	Property Type	Square Feet / Keys / Other	% Leased	Year Built		Net Book Value, December 31, 2012 (Millions)
Millennium Waterway Apartments	100%	Apartments	393 units	93.1%	2010		70.6
The Woodlands Resort & Conference Center	100%	Hotel	440 keys	—	1974/2002	(a)	54.0
Arizona 2 Office Lease	100%	Note	—	—	—		19.3
The Club at Carlton Woods	100%	Country Club	36 holes	—	2001		15.2
The Woodlands Parking Garages	100%	Garage	2,988 spaces	—	2008/2009		5.9
Head Acquisition (Hexalon)	1%	Retail	—	—	—		5.0
Summerlin Hospital Medical Center	7%	Hospital	—	—	1997		4.1
Stewart Title of Montgomery Company	50%	Title Company	—	—	—		3.9
Woodlands Sarofim #1 Ltd.	20%	Industrial	129,790	75.1%	late 1980s		2.5
Golf Courses at Summerlin and TPC Las Vegas	Participation	Golf	—	—	—		1.8

Total Net Book Value							$182.3

(a)
The Woodlands Resort & Conference Center was built in 1974, and expanded in 2002.

The following table summarizes our retail and office lease expirations:

Year	Number of Expiring Leases	Total Square Feet Expiring	Total Annualized Base Rent Expiring (Thousands)	% of Total Annual Gross Rent Expiring
2013 (a)	316	806,545	$9,298	15.6%
2014	103	439,836	7,571	12.7%
2015	78	255,619	6,214	10.4%
2016	65	396,038	10,349	17.4%
2017	49	232,081	6,017	10.1%
2018	35	129,826	2,017	3.4%
2019	14	65,473	2,242	3.8%
2020	14	132,855	4,532	7.6%
2021	11	195,132	3,967	6.7%
2022	9	225,561	5,840	9.8%
2023+	18	890,889	1,421	2.4%

	712	3,769,855	$59,468	100.00%

(a)
Includes 221 specialty leases which expire in less than 365 days.

The following table sets forth the occupancy rates, for each of the last five years for our wholly owned retail and office properties:

		Annual Weighted Average Occupancy Rates(a)
	Occupancy as of December 31, 2012
		2012		2011	2010		2009	2008
Retail:
Rio West	95.4%	92.1%		90.8%	91.8%		92.4%	96.3%
Ward Centers (b)	93.6%	89.5%		90.1%	90.0%		88.6%	91.5%
20/25 Waterway Avenue Retail (c)	88.4%	95.6%		91.7%	64.2%		51.8%	75.1%
South Street Seaport (d)	85.9%	92.1%		89.7%	89.7%		91.3%	92.6%
Landmark Mall	76.1%	75.0%		73.7%	76.0	%(e)	85.5%	87.9%
Cottonwood Square	75.5%	74.1%		73.8%	78.2%		73.8%	91.6%
Riverwalk Marketplace (f)	70.0%	92.2%		89.9%	87.9%		84.5%	69.3%
Park West (g)	68.2%	65.1%		64.6%	62.5%		63.6%	85.4%
Waterway Garage Retail (h)	41.3%	24.8%		19.3%	n.a.		n.a.	n.a.
Office:
110 N. Wacker	100.0%	100.0%		100.0%	100.0%		100.0%	100.0%
1400 Woodloch Forest	100.0%	100.0%		78.3%	94.2%		100.0%	98.8%
4 Waterway Square Office	100.0%	99.3%		59.8%	25.7%		n.a.	n.a.
9303 New Trails Office	100.0%	99.0%		78.8%	73.8%		52.4%	29.4%
2201 Lake Woodlands Drive	100.0%	83.4%		100.0%	100.0%		100.0%	n.a.
Columbia Office Properties (i)	60.9%	76.6	%(j)	89.3%	89.9%		89.9%	89.9%

n.a. – not available

(a)
Occupancy rates represent the weighted average occupancy for the year divided by total GLA.
(b)
In prior years, temporary tenants and ground leases were excluded from year end occupancy and the calculation of Annual Weighted Average Occupancy Rates. The occupancy rates in this table have been adjusted to now include the above mentioned tenants as part of the calculation for all years.
(c)
25 Waterway opened in February 2007 and 20 Waterway opened in May 2009.
(d)
2012 Year-end occupancy decrease due largely to impact of Superstorm Sandy.

(e)
Loss of permanent and specialty tenants in 2010 due to potential redevelopment.
(f)
Loss of permanent and specialty tenants in 2012 is a result of announcing a pending redevelopment.
(g)
2008 Occupancy rate reflects a lower GLA due to the timing of space added inline. Full GLA was achieved in 2009.
(h)
Waterway Garage Retail opened in July 2011.
(i)
% Leased is computed based on the weighted average square feet of each office building. At December 31, 2012 the occupancies of each building were as follows: 70 Columbia Corporate Center – 31.0%; American City Building – 99.0%; Columbia Association Building – 100.0%; Columbia Exhibit Building – 61.2%; Ridgely Building – 32.8%.
(j)
Decrease in occupancy is attributed to acquisition of 70 Columbia Corporate Center, which was 44.1% occupied upon acquisition.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of our business, we are from time to time involved in legal proceedings related to the ownership and operations of our properties. Neither we nor any of our Real Estate Affiliates is currently involved in any legal or administrative proceedings that we believe are likely to have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices of Common Stock

The following table shows the high and low sales prices of the Company's common stock on the New York Stock Exchange (the "NYSE"), as reported in the consolidated transaction reporting system for each quarter of fiscal 2012 and 2011. The Company's common stock is traded on the NYSE under the symbol "HHC".

	Common Stock Price Range
			Dividends Per Share
	High	Low
Year Ended December 31, 2012
Fourth Quarter	$76.71	$67.43	$—
Third Quarter	$73.88	$60.85	$—
Second Quarter	$68.94	$55.36	$—
First Quarter	$65.63	$44.02	$—
Year Ended December 31, 2011
Fourth Quarter	$49.67	$35.51	$—
Third Quarter	$66.42	$41.53	$—
Second Quarter	$76.83	$56.86	$—
First Quarter	$71.94	$49.00	$—

Number of Holders of Record

As of February 19, 2013, there were 2,513 stockholders of record of the Company's common stock.

No dividends have been declared or paid in 2012 or 2011. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors the board of directors may deem relevant.

Performance Graph

The following performance graph compares the monthly dollar change in the cumulative shareholder return on our common stock with the cumulative total returns of the NYSE Composite Index and the group of companies in the Morningstar Real Estate – General Index. The graph was prepared on the following assumptions:

  •
  $100 was invested on November 5, 2010 in our common stock, the NYSE Composite Index and the Morningstar Real Estate – General Index.

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

Our selected historical data for 2012 and 2011 presented in accordance with generally accepted accounting principles is not comparable to prior periods due to the acquisition of our partner's 47.5% economic interest in The Woodlands on July 1, 2011. As of the acquisition date, we consolidated The Woodlands' financial results. Prior to the acquisition, we accounted for our investment in The Woodlands using the equity method.

The selected historical financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010 has been derived from our audited Consolidated and Combined Financial Statements, which are included on pages F-2 to F-8 in this Annual Report. The selected historical combined financial data as of December 31, 2010 and for the years ended December 31, 2009 and 2008 was derived from our audited combined financial statements which are not included in this Annual Report. Our spin-off did not change the carrying value of our assets and liabilities. Operations for 2010 are presented as the aggregation of the combined results from January 1, 2010 to November 9, 2010 and the consolidated results from November 10, 2010 to December 31, 2010.

Prior to the spin-off, our combined financial statements were carved out from the financial books and records of GGP at a carrying value reflective of historical cost in GGP's records. Our historical financial results for these periods reflect allocations for certain corporate costs, and we believe such allocations are reasonable. Such results do not reflect what our expenses would have been had we been operating as a separate, stand-alone publicly traded company. The historical combined financial information presented for periods prior to our separation from GGP are not indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone entity during such periods.

The historical results set forth below do not indicate results expected for any future periods. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated and Combined Financial Statements and related notes thereto included on pages F-2 to F-8 in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Operating Data:
Revenues	$376,886	$275,689	$142,718	$136,348	$172,507
Depreciation and amortization	(24,429)	(16,782)	(16,563)	(19,841)	(18,421)
Provisions for impairment	—	—	(503,356)	(680,349)	(52,511)
Other property operating costs	(279,992)	(231,442)	(134,666)	(128,833)	(141,392)
Interest (expense) income, net	8,473	9,876	(2,053)	712	1,105
Reorganization items	—	—	(57,282)	(6,674)	—
Warrant liability gain (loss)	(185,017)	101,584	(140,900)	—	—
Benefit from (provision for) income taxes	(6,887)	18,325	633,459	23,969	(2,703)
Reduction in tax indemnity receivable	(20,260)	—	—	—	—
Equity in income (loss) of Real Estate Affiliates	3,683	8,578	9,413	(28,209)	23,506
Investment in real estate affiliate basis adjustment	—	(6,053)	—	—	—
Early extinguishment of debt	—	(11,305)	—	—	—

Income (loss) from continuing operations	(127,543)	148,470	(69,230)	(702,877)	(17,909)
Discontinued operations – loss on dispositions	—	—	—	(939)	—

Net income (loss)	(127,543)	148,470	(69,230)	(703,816)	(17,909)
Net (income) loss attributable to noncontrolling interests	(745)	(1,290)	(201)	204	(100)

Net income (loss) attributable to common stockholders	$(128,288)	$147,180	$(69,431)	$(703,612)	$(18,009)

Basic Earnings (Loss) Per Share:
Continuing operations	$(3.36)	$3.88	$(1.84)	$(18.64)	$(0.48)
Discontinued operations	—	—	—	(0.02)	—

Total basic income (loss) per share	$(3.36)	$3.88	$(1.84)	$(18.66)	$(0.48)

Diluted Earnings (Loss) Per Share:
Continuing operations	$(3.36)	$1.17	$(1.84)	$(18.64)	$(0.48)
Discontinued operations	—	—	—	(0.02)	—

Total diluted income (loss) per share	$(3.36)	$1.17	$(1.84)	$(18.66)	$(0.48)

Cash dividends per common share	$—	$—	$—	$—	$—

Cash Flow Data:
Operating activities	$149,416	$86,508	$(67,899)	$(17,870)	$(50,699)
Investing activities	(77,701)	(39,680)	(111,829)	(21,432)	(300,201)
Financing activities	(70,084)	(103,944)	461,206	37,543	348,424

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Investments in real estate – cost	$2,778,775	$2,648,520	$2,311,520	$2,822,692	$3,367,032
Total assets	3,503,042	3,399,593	3,022,707	2,905,227	3,443,956
Total debt	688,312	606,477	318,660	342,833	358,467
Total equity	2,310,997	2,329,599	2,179,107	1,503,520	1,985,815

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated and combined financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties, assumptions and other factors, including those described in Part I, "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K. These factors could cause our actual results in 2013 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except to the extent we are required to do so in connection with our obligation to file periodic reports with the SEC.

All references to numbered Notes are to specific Notes to our Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K and which descriptions are incorporated into the applicable response by reference. Capitalized terms used, but not defined, in this Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") have the same meanings as in such Notes.

Overview

Our mission is to be the preeminent developer and operator of master planned communities and mixed-use and other real estate properties. We create timeless places and memorable experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We specialize in the development of master planned communities, the redevelopment or repositioning of real estate assets currently generating revenues, also called operating assets, and other strategic real estate opportunities in the form of entitled and unentitled land and other development rights. Our assets are located across the United States. We expect to drive income and growth through entitlements, land and home site sales and project developments. We are focused on maximizing value from our assets, and we continue to develop and refine business plans to achieve that goal.

We operate our business in three segments: Master Planned Communities ("MPCs"), Operating Assets and Strategic Developments. Unlike real estate companies that are limited in their activities because they have elected to be taxed as real estate investment trusts, we, except for Victoria Ward, Limited, one of our subsidiaries which is a captive REIT, have no restrictions on our operating activities or types of services that we can offer. We believe our structure provides the greatest flexibility for maximizing the value of our real estate portfolio.

We believe many of our operating and strategic development assets require repositioning or redevelopment to maximize their value. We are pursuing development opportunities for a number of our assets that were previously postponed due to the tightening of financial markets resulting from weak economic conditions, the credit market collapse and the bankruptcy filing of our predecessors. We are also continuing to develop plans for other strategic development assets for which no formal plans had been previously established.

The development and redevelopment process for each specific asset can be complex and take several months to several years prior to the commencement of actual construction. We must study each local market, determine the highest and best use of the land and improvements, obtain entitlements and permits, complete architectural design, construction drawings and plans, secure tenant commitments and commit sources of capital. During this period, these activities generally have very little impact on our financial statements relative to the activity and effort involved in the development process.

During 2012, we advanced many of our development plans, began securing leases for projects nearing construction, started construction on two office buildings and retired a significant amount of our outstanding warrants. We also modified our residential sales strategy for The Woodlands MPC to capitalize on the strong Houston market. We continue to preserve flexibility to redevelop certain of our operating assets by generally not signing long term leases or reserving the right to terminate leases prior to expiration.

Significant milestones achieved during 2012:

  •
  Retired 6,083,333 Sponsors Warrants for $80.5 million in cash and the issuance of 1,525,272 shares of common stock. As a result of the warrant purchases, shareholders now own 10.1% more of the Company assuming these warrants were exercised;

  •
  Generated $21.3 million increase in MPC land sales revenue for 2012, a 13.2% increase compared to 2011 (on a "same property basis" assuming The Woodlands was consolidated by us during all of 2011);

  •
  Implemented a new auction process at The Woodlands which in August generated an increase in sales prices of approximately $16.7 million, or 49.0%, for 375 lots, compared to the selling prices before the auction;

  •
  Secured a $43.3 million non-recourse construction loan for 3 Waterway Square, an approximate 232,000 square foot office building in The Woodlands. 3 Waterway Square is 90% pre-leased and is expected to be completed in May 2013;

  •
  Announced the development of Hughes Landing at Lake Woodlands, a 66-acre mixed use site within The Woodlands, and secured a $38.0 million non-recourse construction loan for One Hughes Landing, an approximate 195,000 square foot office building at Hughes Landing. One Hughes Landing is under construction and is expected to be complete in September of 2013. We executed a 51,152 square foot lease with Layne Christensen Company for the top two floors of One Hughes Landing and as of January 31, 2013, the building is 28% pre-leased;

  •
  Acquired our partner's equity interest in the 393-unit Millennium Waterway apartment property located in The Woodlands at a $72.0 million negotiated value using proceeds from a $55.6 million ten-year mortgage bearing a 3.75% interest rate. The property is expected to generate $4.9 million of stabilized annual net operating income;

  •
  Commenced construction on Millennium Woodlands Phase II, a 314-unit Class A apartment building located in The Woodlands, which is being developed through a joint venture with the same developer with whom we developed the Millennium Waterway apartments;

  •
  Entered into a letter of intent with Macy's to become a 180,000 square foot anchor tenant and received a commitment from Dillard's to be a 200,000 square foot anchor tenant at The Shops at Summerlin. The Shops at Summerlin project is expected to contain 1.5 million square feet of mixed use development, including retail, entertainment and approximately 200,000 square feet of office space;

  •
  At Ward Centers, TJ Maxx took occupancy of 36,000 square feet of newly completed space at the Ward Village Shops and Bed Bath & Beyond took possession of approximately 30,000 square feet during 2012. Both of these tenants are expected to contribute a combined annual NOI of approximately $2.0 million;

  •
  Commenced Phase Two of the Ward Village Shops – part of Ward Centers in Honolulu, Hawaii – a $26.2 million project to build 57,000 square feet of new retail space for Pier 1 Imports and Nordstrom Rack, whose relocation opens space for future redevelopment. The tenants are expected to take occupancy in late 2013 or early 2014 and should contribute approximately $1.0 million of incremental annual NOI to Ward Centers;

  •
  Announced the master plan to transform Ward Centers into an urban master planned community called Ward Village. When fully developed, Ward Village will contain over 4,000 condominium units and over one million square feet of retail and other commercial space.

    Phase One of the redevelopment will consist of two market rate, mixed-use residential towers comprising approximately 500 units, one reserved housing tower comprising at least 125 units to satisfy the project's 20% reserved housing requirement and the renovation of the IBM building into a world-class sales center for the 4,000 condominium units which we expect to build under the master plan. Construction on Phase One is expected to begin in 2014;

  •
  Completed a $3.3 million renovation at Ward Center, leased the 30,000 square feet formerly occupied by Borders to Bed, Bath & Beyond and 5,360 square feet to Grand Leyanda. Together, both tenants are expected to generate $0.9 million of annual incremental NOI to Ward Centers when they occupy their respective locations in 2013;

  •
  Closed on $40.0 million of mezzanine capital commitments for the ONE Ala Moana condominium development, including $3.0 million of non-refundable capital for predevelopment costs;

  •
  Launched presales and contracted with buyers to buy all of the 206 units offered at our ONE Ala Moana condominium development resulting in the receipt of $19.6 million in deposits. Construction is expected to begin in the second quarter of 2013;

  •
  Completed the ground lease amendment with the Economic Development Corporation of the City of New York ("EDC") which permits the redevelopment of Pier 17 and the option to propose a mixed-use development on the city owned property adjacent to Pier 17. Advanced Urban Land Use Review Procedure (ULURP) application for Pier 17 redevelopment to New York City Planning Commission after receiving recommendation from Borough President and approvals from Community Board 1 and Landmarks Preservation Commission for the proposed Pier 17 design;

  •
  Announced the redevelopment of Riverwalk Marketplace into an upscale urban outlet center. Upon completion, the property will comprise approximately 250,000 square feet of retail space;

  •
  Acquired 70 Columbia Corporate Center, a 167,513 square foot Class A office building in Columbia, Maryland by assuming a $16.0 million non-recourse mortgage bearing interest at 4.25% and our commitment to fund $5.0 million for leasing and capital improvements. Secured a 76,308 square foot tenant which will increase occupancy to 68.7% and generate an estimated $1.9 million in annual net operating income when the tenant occupies its space in 2013.

  •
  Obtained all needed approvals to begin construction of a 380-unit apartment building on Parcel D in Columbia, MD;

  •
  Entered into agreements with Whole Foods Market, Inc. and The Columbia Association to lease the majority of the approximate 89,000 square feet Columbia Regional Building, located in Downtown Columbia, Maryland. The restoration and redevelopment of the building is anticipated to serve as a catalyst for future development in the Columbia Town Center area. Construction is expected to begin in the first quarter of 2013; and

  •
  During 2012, we closed on $348.6 million of non-recourse financing commitments, including $158.1 million for Bridgeland, of which $140.0 million is a revolver to fund horizontal land improvements, $55.6 million to refinance the Millenium Waterway Apartments and to fund the purchase of our partner's interest, $40.0 million of mezzanine debt for the ONE Ala Moana project, $43.3 million for the construction of 3 Waterway office building, $38.0 million for the construction of One Hughes Landing office building and $13.6 million related to 20/25 Waterway retail.

In early 2013, we achieved the following significant milestones:

  •
  Obtained City Planning Commission approval for redevelopment of Pier 17 at South Street Seaport;

  •
  Began construction of the apartment building on Parcel D in Columbia, MD; and

  •
  Closed on a $95.0 million non-recourse mortgage for The Woodlands Conference Center and Resort. The loan refinances an existing $36.1 million mortgage and provides a majority of the funding for a $75.0 million redevelopment of the property into one of the premier destination resorts in the area.

Real Estate Property Earnings Before Taxes

We use a number of operating measures for assessing operating performance of our communities, assets, properties and projects within our segments, some of which may not be common among all three of our segments. We believe that investors may find some operating measures more useful than others when separately evaluating each segment. One common operating measure used to assess operating results for our business segments is Real Estate Property Earnings Before Taxes ("REP EBT"). Management believes that REP EBT provides useful information about our operating performance because it excludes certain non-recurring and non-cash items which we believe are not indicative of our core business.

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income, corporate interest and depreciation expense, provision (benefit) for income taxes, warrant liability gain (loss), the reduction in tax indemnity receivable, equity in earnings from Real Estate Affiliates, Investment in Real Estate Affiliate basis adjustment and reorganization items. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company's historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.

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

Operating Assets Net Operating Income

We believe that net operating income ("NOI") is a useful supplemental measure of the performance of our Operating Assets because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in occupancy rates, rental rates, and operating costs. We define NOI as revenues (rental income, tenant recoveries and other income) less expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI also excludes straight line rents, net interest expense, depreciation, ground rent and other amortization expenses and equity in earnings from real estate affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns.

Although we believe that NOI provides useful information to the investors about the performance of our Operating Assets, due to the exclusions noted above, NOI should only be used as an alternative measure of the financial performance of such assets and not as an alternative to GAAP operating income (loss) or net income (loss) available to common stockholders. For reference, and as an aid in understanding our computation of NOI, a reconciliation of NOI to REP EBT has been presented in the Operating Assets segment discussion below and a reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 17 – Segments.

Results of Operations

Our revenues primarily are derived from the sale of individual lots at our master planned communities to home builders and from tenants at our operating assets in the form of fixed minimum rents, overage rent and recoveries of operating expenses.

On July 1, 2011, we acquired our partner's economic interest in The Woodlands located near Houston, Texas. As a result of the acquisition, we now consolidate The Woodlands' operations in our consolidated and combined financial statements, and our consolidated and combined statements of operations and cash flows for the year ended December 31, 2012 are not comparable to the same period in 2011 and 2010. Prior to such acquisition, The Woodlands was presented as a Real Estate Affiliate and accounted for using the equity method. The Woodlands operating results for periods prior to July 1, 2011 when this investment was a Real Estate Affiliate are presented on a consolidated basis for the purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations and segment reporting, in order to provide comparability between periods for analyzing operating results. For a reconciliation of REP EBT to net income (loss) see Note 17 – Segments to the Consolidated and Combined Financial Statements.

Consolidated revenues for the year ended December 31, 2012 increased $101.2 million or 36.7% to $376.9 million from $275.7 million for the year ended December 31, 2011. The increase is primarily due to the inclusion of $83.3 million of revenue from The Woodlands for the first half of 2012 compared to no revenues for the same period in 2011 because we did not begin consolidating The Woodlands operations until July 1, 2011 which is the date we acquired our partner's remaining interest. Master Planned Community land sales and builder price participation increased $27.5 million primarily due to price increases and accelerated lot sales at The Woodlands resulting from an auction of 375 lots in August 2012. Minimum rents and tenant recoveries increased $8.8 million primarily due to the acquisition of our partner's interest in, and consolidation of, Millennium Waterway apartments, 4 Waterway reaching stabilization in 2012, improved occupancy at Ward Centers and 1400 Woodloch Forest slightly offset by lost revenue due to Superstorm Sandy at South Street Seaport. The Woodlands Resort and Conference Center revenues increased $2.4 million primarily due to higher revenue per available room. Condominium unit sales decreased $21.8 million in 2012 compared to 2011 due to the sales of the last two units in the first quarter of 2012.

Consolidated revenues for the year ended December 31, 2011 increased $133.0 million or 93.2% to $275.7 million from $142.7 million for the year ended December 31, 2010. The increase is primarily due to the inclusion of $84.6 million of revenue from The Woodlands for the second half of 2011 compared to no revenues for the same period in 2010 because we did not begin consolidating The Woodlands' operations until 2011 as noted above. Master Planned Community land sales and builder price participation increased $24.0 million primarily due to higher lot sales resulting from the federal incentive for first-time home buyers. Condominium unit sales increased $20.9 million in 2011 compared to 2010 due to the sales of 57 condominium units during 2011. Prior to the spin-off from GGP in 2010, we did not report any condominium unit sales. Other land sales, rental and property revenues increased $3.2 million in 2011 compared to 2010 primarily due to builder forfeited deposits at Summerlin.

Net loss attributable to common stockholders was $128.3 million for the year ended December 31, 2012 compared to net income attributable to common stockholders of $147.2 million for the same period in 2011. The net loss in 2012 is primarily due to the $185.0 million warrant liability loss related to the increase in value of the Sponsors and Management warrants in 2012 compared to the $101.6 million warrant liability gain in 2011. Land sales, builder price participation and other land sales revenue net of cost of sales and MPC operations improved $32.9 million in 2012 compared to 2011 primarily due to higher lot prices and lower cost of sales for The Woodlands MPC in 2012. The Woodlands also contributed $17.1 million to net income during the first half of 2012 as compared to $3.7 million during the first half of 2011 when it was an equity investment. The increases in income were somewhat offset by income taxes of $6.1 million attributable to our higher earnings, the reduction in tax indemnity receivable of $20.3 million related to our utilization of tax assets and the profit contribution from Nouvelle at Natick decreasing by $7.4 million due to the sale of the two remaining units in the first quarter of 2012.

Net income attributable to common stockholders was $147.2 million for the year ended December 31, 2011 compared to net loss attributable to common stockholders of $69.4 million for the same period in 2010. Net income in 2011 includes a $101.6 million warrant liability gain related to the decrease in value of the Sponsors and Management warrants compared to a warrant liability loss of $140.9 million in 2010. In 2010, we recorded $560.6 million of impairment and reorganization charges and had no such items in 2011. The $633.5 million tax benefit in 2010 is primarily attributable to these charges. Land sales, builder price participation and other land sales revenue net of cost of sales and MPC operations expenses improved $22.7 million in 2011 primarily due to lower cost of sales margin as a result of MPC impairments in 2010 and management's efforts to reduce costs. In addition, the sale of 57 Nouvelle at Natick condominium units increased our income by $7.6 million in 2011. Interest income increased $9.5 million to $9.9 million in 2011 primarily due to interest income accrued on the tax indemnity receivable. Depreciation expense was also lower by $2.8 million in 2011 as result of the 2010 impairments. 2011 included charges for the early extinguishment of debt of $11.3 million related to our early pay-off of the Ward Centers mortgage and the investment in real estate affiliate basis adjustment of $6.1 million related to the remeasurement of our previously held investment in The Woodlands in connection with the purchase of our partner's interest. Net income related to The Woodlands operations in 2011 since we acquired our partner's remaining share was insignificant.

Master Planned Communities Segment

MPC revenues vary between periods based on economic conditions and several factors such as, but not limited to, location, development density and commercial or residential use. Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for lots; therefore, we use this statistic in the discussion of our MPCs below. Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition costs and development costs less adjustments for previous impairment charges. Development expenditures are capitalized and generally not reflected in the Consolidated and Combined Statements of Operations in the current year.

MPC Sales Summary

	Land Sales			Acres Sold			Number of Lots/Units			Price per acre			Price per lot
	Year Ended December 31, 2012
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
	($ In thousands)
Columbia
Residential
Single family – detached	$—	$1,480	$2,400	—	1.4	1.9	—	7	12	$—	$1,040	$1,275	$—	$211	$200
Townhomes	4,156	5,538	3,031	1.2	1.8	1.7	28	39	29	3,463	3,077	1,783	148	142	105
Commercial
Apartments	5,300	—	—	18.7	—	—	—	—	—	283	—	—	—	—	—

	9,456	7,018	5,431	19.9	3.2	3.6	28	46	41	475	2,193	1,509	148	153	132
Bridgeland
Residential
Single family – detached	21,875	16,707	15,123	80.5	63.2	58.2	389	318	289	272	265	259	56	53	52
Commercial
Not-for-profit	—	—	1,600	—	—	20.0	—	—	—	—	—	80	—	—	—

	21,875	16,707	16,723	80.5	63.2	78.2	389	318	289	272	265	214	56	53	52
Summerlin
Residential
Single family – detached	26,899	30,247	8,909	75.9	83.5	17.0	390	419	95	354	362	519	69	72	94
Custom lots	4,141	679	2,253	5.3	1.0	1.9	10	2	4	781	694	1,204	414	340	563
Commercial
Retail	784	—	—	1.0	—	—	—	—	—	784	—	—	—	—	—
Not-for-profit	—	3,616	—	—	16.1	—	—	—	—	—	225	—	—	—	—

	31,824	34,542	11,162	82.2	100.6	18.9	400	421	99	387	343	591	78	73	113
The Woodlands
Residential
Single family – detached	100,235	76,362	66,272	241.6	210.4	181.3	979	826	737	415	363	366	102	92	90
Single family – attached	—	1,235	1,063	—	3.0	3.5	—	46	52	—	409	304	—	27	20
Commercial
Office and other	9,069	6,213	10,597	14.2	14.0	21.3	—	—	—	639	449	497	—	—	—
Retail	7,904	6,365	5,843	18.4	12.0	20.2	—	—	—	430	547	290	—	—	—
Other	50	1,839	7,210	0.8	5.0	15.7	—	—		63	348	1,111	—	—	—

	117,258	92,014	90,985	275.0	244.4	242.0	979	872	789	426	376	376	102	88.99	85

Total acreage sales revenue	180,413	150,281	124,301	457.6	411.4	342.7	1,796	1,657	1,218

Deferred revenue	(2,092)	5,680	3,994
Special Improvement District revenue	4,322	5,420	749

Total segment land sale revenues	182,643	161,381	129,044
Less: Real Estate Affiliates land sales revenue	—	(46,771)	(90,986)

Total land sales revenue – GAAP basis	$182,643	$114,610	$38,058

Total segment land sales increased to $182.6 million for the year ended December 31, 2012 from $161.4 million and $129.0 million for the years ended December 31, 2011 and 2010, respectively. Residential revenues for Bridgeland, Summerlin and The Woodlands have increased each year since 2010. Residential land in the Columbia, Maryland community of Emerson is sold out. The Maryland communities of Emerson, Gateway and Fairwood have 142 remaining saleable commercial acres as of December 31, 2012. Columbia's residential sales increased from 2010 to 2011; however, due to the few remaining saleable acres, 2012 sales were lower than each of the previous two years.

In 2012, we sold 404 residential acres at our MPCs compared to 364 and 266 in 2011 and 2010, respectively. These acreage sales represented approximately 1,796 lot sales for 2012, compared to 1,657 and 1,218 for the years ended December 31, 2011 and 2010, respectively. Lot sales from all of our MPCs totaled 4,671 for the years 2010 to 2012 with The Woodlands accounting for 56.5% of total lot sales, followed by Bridgeland with 21.3%, Summerlin with 19.7% and Columbia with 2.5%.

The Woodlands and Bridgeland MPCs

The Woodlands residential land sales were $100.2 million in 2012, compared to $77.6 million and $67.3 million in 2011 and 2010, respectively. We sold 979 lots in 2012, compared to 872 and 789 lot sales in 2011 and 2010, respectively. The price per acre of $415,000 in 2012 was 14.0% higher than the $364,000 per acre in both 2011 and 2010. In 2012, The Woodlands average price per lot increased by 15.1% to $102,385, compared to $88,987 in 2011 and $85,342 in 2010. The Woodlands housing market continues to be strong with 1,007 net new home sales in 2012, compared to 945 and 786 net new home sales in 2011 and 2010, respectively. This robust housing market created a higher demand for finished lots in 2012. Our goal is to maximize value by finding the optimal pricing/volume relationship for the 2,750 remaining lots as of December 31, 2012. In the third quarter of 2012, we restructured our production lot sales program to an auction process that has generated a substantial increase in average lot prices. In August 2012, we conducted an auction with homebuilders in The Woodlands for 375 lots in seven new sections. The auction generated an aggregate increase in price of approximately $16.7 million, or 49%, compared to selling prices prior to the auction. We plan to continue the bid process for future sections to ensure we maximize values; however, we expect that the higher lot prices will result in a slower pace of annual lot sales. With the anticipated slower lot sales pace, our current projections indicate a complete sell-out of all lots within six to seven years.

Commercial land sales at The Woodlands increased by 18.1% to $17.0 million for 2012 compared to 2011 while commercial sales in 2011 decreased by 39.0% as compared to 2010. The increase in 2012 was the result of slightly higher interest in commercial land pad sites compared to 2011. The significant decrease in 2011 compared to 2010 reflects a change in strategy for The Woodlands since we acquired a controlling interest in 2011. In prior years, ownership favored generating cash from commercial land sales to deliver dividends to the parent companies. We believe that the commercial land, especially within and surrounding The Woodlands Town Center, is poised for strategic growth and we may develop and hold properties in this desirable area. We believe that through controlling a greater share of the commercial development within The Woodlands, we can enhance the value of the community by having more input into the mix and quality of new vertical products that are developed in the future. By maintaining ownership and control of five sources of revenue – office, residential, hotel, multifamily and golf – we are able to attract corporate relocations and have been successful doing so with Layne Christensen Company and Waste Connections Inc., among others, that have moved or committed to move to the Houston metro area. This symbiotic relationship between product segments should be accretive to our long-term growth.

Bridgeland's residential land sales were $21.9 million in 2012, compared to $16.7 million and $15.1 million in 2011 and 2010, respectively. We sold 389 lots in 2012, compared to 318 and 289 lot sales in 2011 and 2010, respectively. The price per acre was $272,000 in 2012, compared to $265,000 and $259,000 in 2011 and 2010, respectively. Bridgeland's net new home sales for 2012 totaled 423, compared to 332 and 272 net new home sales in 2011 and 2010, respectively. Bridgeland's average price per lot increased by 7.0% to $56,235 in 2012 compared to $52,538 in 2011 and $52,326 in 2010. Bridgeland, which is in its early stages of development, has approximately 18,523 lots remaining to be developed, representing an estimated 25 years of expected future sales.

At Bridgeland, we are awaiting receipt of a permit from the Environmental Protection Agency to build on 806 acres of land for future development. Presently, the timing of receiving the permit is unknown, but the longer we have to wait on receipt of the permit, the more likely it will be that Bridgeland will have a slower sales pace than expected, potentially resulting in lower revenues in 2013.

There were no commercial land sales at Bridgeland during 2012. We expect minimal commercial sales until new home sales generate a critical mass of demand for local commercial retail, office and lodging properties.

The Houston, Texas area has benefitted from a strong energy sector. According to the Bureau of Labor Statistics ("BLS"), the area's unemployment rate at the end of 2012 was approximately 5.8%, which was two percentage points lower than the 7.8% national average. ExxonMobil is constructing a large corporate campus on a 385 acre site just south of The Woodlands. The site is expected to include approximately 20 buildings, representing three million square feet of space. ExxonMobil expects to begin relocating employees into this new location starting in 2014 and ending in 2015. Upon completion of the relocation, ExxonMobil projects there will be approximately 10,000 employees working at the new campus. We believe that the direct and indirect jobs related to this relocation will have a significantly positive impact on The Woodlands and Bridgeland due to increased housing demand, as well as commercial space needs for companies servicing ExxonMobil. Construction of Segment E of The Grand Parkway should be completed by late 2013 or early 2014, and segments F1 and F2 are scheduled for completion in early 2015, both of which will have a positive impact on travel patterns for residents living in The Woodlands and Bridgeland.

Summerlin MPC

Residential land sales at our Summerlin community improved to $31.0 million for the year ended December 31, 2012, compared to $30.9 million and $11.2 million for the years ended December 31, 2011 and 2010, respectively. The price per acre was $387,000 in 2012, compared to $343,000 and $591,000 in 2011 and 2010, respectively. Summerlin's net new home sales for 2012 totaled 471, compared to 215 and 170 net new home sales in 2011 and 2010, respectively. Lot sales were down marginally by 5.0% in 2012 (400), compared to 2011 (421), which followed an increase of 325.3% in lot sales for 2011 compared to 2010 (99).

The Las Vegas residential market continues to be challenging, but has steadily improved during 2012 and into 2013. According to the BLS, the Las Vegas, Nevada area unemployment rate was approximately 10.0% at the end of 2012, which was more than two percentage points higher than the national average. Net new home closings in the Las Vegas market increased approximately 42% in 2012 compared to 2011. This significant increase represents a strong recovery from the 28% decline in new home sales from 2010 to 2011. A total of 5,544 new home sales were recorded in 2012 with a median home price of $218,114, which was an increase of 2.8% over 2011. Total home sales in the Las Vegas area were 44,902, the third best year on record, according to the Las Vegas Review-Journal. In addition, the number of single-family homes available for sale in the Multiple Listing Service at December 31, 2012 declined 24.1% from a year earlier, and represented only a five week supply of inventory. Although the local economy continues to be uncertain, economic news for the Las Vegas market is showing signs of improvement and a recovery appears to have gained traction during 2012.

To date in 2013, builder activity continues to increase. In January, Summerlin closed on three sales totaling 31 residential lots, as well as the sale of one residential super pad. Revenue from these closings totaled $5.5 million. In addition, 81 lots and two super pads are in escrow with closings scheduled throughout 2013, representing revenue of $25.9 million if the builders close on their contracts.

 Master Planned Communities Revenues and Expenses (*)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Land sales	$182,643	$161,383	$129,044
Builder price participation	5,747	4,924	6,901
Other land sale revenues	18,649	17,730	15,186

Total revenues	207,039	184,037	151,131
Cost of sales – land	89,298	94,040	73,133
Land sales operations	40,375	41,584	50,680
Provisions for impairments	—	—	405,331
Depreciation and amortization	72	48	128
Interest expense, net	(14,643)	(10,296)	(7,094)

Total expenses	115,102	125,376	522,178

Venture partner share of The Woodlands EBT	—	(7,949)	(11,827)

MPC REP EBT	$91,937	$50,712	$(382,874)

(*)
For a detailed breakdown of our Master Planned Communities segment EBT, refer to Note 17. Such amounts include The Woodlands as if consolidated for all periods presented.

Land sales increased $21.3 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase for the year ended December 31, 2011 as compared to 2010 was $32.3 million. These year over year increases were due to factors described more fully above.

Builder price participation represents the contractual percentage we collect from builder home settlements with the home buyers. Generally, the percentage ranges from one to two percent of the home price, but can vary by contract and by community. Builder price participation increased in 2012 and 2011 due to increased home closings in Summerlin and Bridgeland. During 2010, builder price participation decreased at The Woodlands because land sales contracts were restructured to eliminate price participation in exchange for a greater fixed lot sale price.

Other land sales revenue for the year ended December 31, 2012 is $18.6 million. It is comprised of $4.9 million of ground maintenance revenue, $1.9 million for land use modification fees, and $1.8 million of energy easement fees from The Woodlands. Also included are $2.2 million of homeowners' association fees, $2.1 million for a legal settlement, $1.3 million for advertising fees at Summerlin and $1.6 million for a purchase price premium in Columbia. The remaining $2.8 million balance is made up of several smaller items from all of our communities, such as transfer fees, advertising fees, ground rent and interest income.

Land sales margins, which include builder price participation were 52.6%, 43.5% and 46.2% for the periods ended December 31, 2012, 2011 and 2010, respectively. The increase in the 2012 margin as compared to 2011 was principally caused by a lower cost of sales percentage attributed to The Woodlands' sales in 2012 as compared to 2011 because the majority of The Woodlands third and fourth quarter cost of sales for 2011 reflected the finished lots at the fair value established in connection with our July 1, 2011 acquisition of our partner's interest. Many of the 577 finished lots acquired at acquisition were sold in 2011. During 2012, The Woodlands margins were 54.4% due to selling the majority of the finished lots acquired at the acquisition date in 2011 and increasing lot prices in 2012. Also, Summerlin sales, which have a lower margin than Bridgeland and The Woodlands, comprised a larger portion of total sales for 2011 than in 2010. Costs of land sales is based on carrying values of the lots sold and varies by community based on historical purchase price of the land and improvements made, and to be made, by us, less any impairment charges previously recorded on the land.

Land sales operations expenses decreased $1.2 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, and decreased $9.1 million for the year ended December 31, 2011 as compared to 2010. The decrease in 2011 as compared to 2010 is principally due to approximately $6.6 million of real estate tax savings in our Summerlin project as a result of a successful tax appeal, in addition to approximately $2.6 million of reduced net legal costs related to development matters in our Summerlin and Bridgeland communities.

Master Planned Communities recorded impairment charges of $345.9 million for Summerlin South and $59.4 million for Columbia and Gateway in 2010. There were no impairment charges in 2011 or 2012. The detail of these impairment charges are described below.

Interest, net reflects the amount of interest that is capitalized at the project level. The increase in 2012 compared to 2011 is related to higher qualified asset base and increased debt levels providing the opportunity for increased capitalized interest.

In addition to REP EBT for the Master Planned Communities, management believes that certain investors measure the value of the assets in this segment based on their annual contribution to liquidity and capital available for investment. Accordingly, the following table sets forth MPC Net Contribution for the years ended 2012, 2011 and 2010. MPC Net Contribution is defined as MPC REP EBT, plus MPC cost of sales, provisions for impairment and depreciation and amortization, and reduced by MPC development and acquisition expenditures.

MPC Net Contribution

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
MPC REP EBT (*)	$91,937	$50,712	$(382,874)
Plus:
Cost of sales – land	89,298	82,672	73,133
Provisions for impairments	—	—	405,331
Depreciation and amortization	72	26	75
Less:
MPC land/residential development and acquisition expenditures	107,144	97,216	57,138

MPC Net Contribution	$74,163	$36,194	$38,527

(*)
For a detailed breakdown of our Master Planned Communities segment EBT, refer to Note 17. Such amounts include The Woodlands as if consolidated for all periods presented.

The improvement in MPC Net Contribution during 2012 compared to 2011 and 2010 is primarily attributable to increased land sales and a lower increase in development costs compared to the increase in revenues. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance. A reconciliation of REP EBT to consolidated and combined statements of operations as computed in accordance with GAAP has been presented in Note 17.

Operating Assets Segment

We view NOI as an important measure of the operating performance of our Operating Assets. These assets typically generate rental revenues sufficient to cover their operating costs, and variances between years in net operating income typically results from changes in rental rates, occupancy, tenant mix and operating expenses.

 Operating Assets NOI and REP EBT

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Retail
Ward Centers	$22,045	$21,481	$22,980
South Street Seaport	639	5,650	4,238
Rio West Mall	1,250	1,319	1,897
Landmark Mall	923	737	1,619
Riverwalk Marketplace	221	418	579
Cottonwood Square	432	380	484
Park West	830	576	366
20/25 Waterway Avenue	1,582	1,310	674
Waterway Garage Retail	97	7	—

Total Retail	28,019	31,878	32,837

Office
110 N. Wacker	6,073	6,115	6,628
Columbia Office Properties	2,304	2,649	2,657
70 Columbia Corporate Center	140	—	—
4 Waterway Square	5,544	1,639	15
9303 New Trails	1,819	742	706
1400 Woodloch Forest	1,995	649	1,036
2201 Lake Woodlands Drive	53	332	322

Total Office	17,928	12,126	11,364

Millennium Waterway Apartments (a)	2,589	—	—
The Woodlands Resort and Conference Center	10,670	7,726	4,379

Total Retail, Office, Multi-family, Resort and Conference Center	59,206	51,730	48,580

The Club at Carlton Woods	(4,242)	(5,126)	(3,885)
The Woodlands Parking Garages	(1,128)	(1,204)	(1,049)
The Woodlands Ground leases	404	403	337
Other Properties	1,703	1,530	3,042

Total Other	(3,263)	(4,397)	(1,555)

Total Operating Assets NOI – Consolidated	55,943	47,333	47,025

Straight-line lease amortization	(736)	918	183
Provisions for impairment	—	—	(80,924)
Early extinguishment of debt	—	(11,305)	—
Depreciation and amortization	(23,318)	(20,309)	(23,461)
Equity in earnings (loss) from Real Estate Affiliates	3,683	3,926	(338)
Interest, net	(16,104)	(12,775)	(17,183)
Less: Partners' share of Operating Assets REP EBT	—	425	2,157

Total Operating Assets REP EBT (b)	$19,468	$8,213	$(72,541)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating Assets NOI – Equity and Cost Method Investments
Millennium Waterway Apartments (a)	$1,768	$2,571	$(157)
Woodlands Sarofim # 1	621	1,489	1,572
Stewart Title (title company)	1,876	1,069	1,222
Forest View/Timbermill Apartments (c)	487	1,826	1,610

Total NOI – equity investees	4,752	6,955	4,247
Adjustments to NOI (d)	(1,476)	(3,862)	(1,937)

Equity Method Investments REP EBT	3,276	3,093	2,310
Less: Joint Venture Partner's Share of REP EBT	(1,969)	(3,061)	(2,648)

Equity in earnings (loss) from Real Estate Affiliates	1,307	32	(338)

Distributions from Summerlin Hospital Investment	2,376	3,894	—

Segment equity in earnings (loss) from Real Estate Affiliates	$3,683	$3,926	$(338)

Company's Share of Equity Method Investments NOI
Millennium Waterway Apartments (a)	$1,477	$2,148	$(131)
Woodlands Sarofim # 1	124	298	314
Stewart Title (title company)	938	535	611
Forest View/Timbermill Apartments (c)	244	913	805

Total NOI – equity investees	$2,783	$3,894	$1,599

		December 31, 2012
	Economic Ownership
		Debt	Cash
		(In thousands)
Woodlands Sarofim #1	20.00%	6,882	811
Stewart Title (title company)	50.00%	—	426
Forest View/Timbermill Apartments (c)	50.00%	not applicable	1,258

(a)
On May 31, 2012, we acquired our partner's interest in the 393-unit Millennium Waterway Apartments. NOI for periods prior to June 1, 2012 is included in Operating Assets NOI – Equity and Cost Method Investment.
(b)
For a detailed breakdown of our Operating Asset segment REP EBT, please refer to Note 17 – Segments in the Consolidated and Combined Financial Statements. Such amounts in prior periods include The Woodlands as if consolidated.
(c)
On April 19, 2012, the joint ventures owning the Forest View and Timbermill Apartments completed their sale to a third party. Our share of the distributable cash after repayment of debt and transaction expenses was $8.6 million.
(d)
Adjustments to NOI include straight-line and market lease amortization, depreciation and amortization and non-real estate taxes.

Reconciliation of Operating Assets Segment Equity in Earnings

	December 31,
	2012	2011	2010
	(In thousands)
Segment Equity in Earnings from Real Estate Affiliates	$3,683	$3,926	$(338)
Less: Equity Method Investments Share of REP EBT	(1,307)	(32)	338

Cost Basis Investments and dividends	2,376	3,894	—
Add HHC Equity Method investments:
The Woodlands	—	3,731	9,417
Circle T	—	(1)	(4)
Forest View/ Timbermill Apartments	4	5	—
Millennium Waterway Apartments	407	682	—
Stewart Title (title company)	902	204	—
Woodlands Sarofim #1	(6)	64	—

Equity in Earnings from Real Estate Affiliates	$3,683	$8,579	$9,413

Retail Properties

Retail NOI of $28.0 million in 2012 decreased $3.9 million compared to 2011 primarily due to the fourth quarter loss of $3.4 million at South Street Seaport caused by flooding from Superstorm Sandy. We believe that a substantial portion of the lost income from Superstorm Sandy will be recovered from our insurance carriers in 2013. Retail NOI of $31.9 million in 2011 decreased $1.0 million compared to 2010 primarily due to an increase of $1.4 million in utility and other operating costs at Ward Center and a decrease of $0.9 million in rental revenue at Landmark Mall due to higher vacancies. The vacancies were partially offset by the recovery of a $1.2 million tenant receivable at South Street Seaport which was fully reserved in 2010. 20/25 Waterway Avenue and Waterway Garage Retail were either placed in service and/or were not stabilized during 2011 and 2010. Occupancy relating to our stabilized operating assets was essentially flat during 2012, 2011 and 2010. As our leases expire, we generally have been able to lease the available space either to existing or new tenants with rental rates approximating the expired leases.

For the year ended December 31, 2012, we have executed 87 retail leases representing 347,205 square feet with average rents of $29.23 per square foot during the initial year of the lease term. Of the 87 leases, 72% represent comparable leases where there was a prior tenant with an increase in cash basis rent of 1.1%. Included in our executed leases are two existing tenants who will relocate from approximately 46,000 square feet to approximately 57,000 square feet of space within the same retail property. Additionally, we had total tenant improvement costs of $5.7 million and leasing commissions of $0.5 million during 2012 with a cost per square foot of $69.85 and $8.29, respectively.

Ward Centers

During 2012, we executed a lease with Bed Bath & Beyond for approximately 30,000 square feet in space formerly occupied by Borders. We expect Bed Bath & Beyond to occupy the space during the first quarter of 2013. Additionally, during 2012, we completed and opened the upper level of Phase One of Ward Village Shops at Ward Centers at a cost of approximately $20.5 million. The space is approximately 36,000 square feet and was leased to TJ Maxx commencing in May 2012. We are seeking a tenant for the approximately 34,000 square foot space in the lower level. Approximately $12.2 million has been incurred to complete this space as of December 31, 2012, and we estimate approximately $4.2 million of additional costs (including tenant allowances) to complete. TJ Maxx and Bed Bath & Beyond are expected to provide an additional $2.0 million in annual NOI when Bed Bath and Beyond occupies its space in early 2013.

On July 25, 2012, we announced the development of Phase Two of Ward Village Shops, a 57,000 square foot, two story retail center. Construction began in the third quarter of 2012. Our anticipated investment is expected to be approximately $26.2 million with an expected opening in the fall of 2013. Approximately $5.4 million of costs have been incurred as of December 31, 2012. Phase Two is 100% leased as we will relocate Pier 1 Imports and Nordstrom Rack from their current locations to make their current locations available for redevelopment. These tenants are expected to contribute an incremental $1.0 million of combined annual NOI when they take possession in late 2013 or early 2014.

In October 2012, we announced plans to create an urban master planned community at Ward Centers. Ward Centers will transform into Ward Village, a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among dynamic open public spaces and pedestrian-friendly streets. The development of Ward Village will be consistent with the master plan approved by the Hawaii Community Development Authority ("HCDA"). In January 2011, we entered into a development agreement with the HCDA which allows for up to 9.3 million square feet, including up to 7.6 million square feet of residential (4,000 units which are initially estimated to average 1,500 square feet per unit), and up to 1.7 million square feet of retail, office, commercial and other uses. Full build out is estimated to take over 15 years, but will ultimately depend on market absorption and many other factors that are difficult to estimate. The redevelopment will commence with four components on four separate blocks consisting of two mixed-use market-rate residential towers, one reserved housing tower and the renovation of the IBM building, a portion of which will serve as the information and world-class sales center for Ward Village. We anticipate breaking ground on the first phase in 2014 with an expected completion in 2016.

South Street Seaport

As more fully described in Note 10 – Commitments and Contingencies, during June 2012, we entered into an agreement to amend and restate the South Street Seaport ground lease, which allows us to renovate and rehabilitate Pier 17 ("Renovation Project"). The Renovation Project includes the renovation and reconstruction of the existing Pier 17 Building, which consists of approximately 195,000 square feet of leasable area. Construction on this site is expected to begin during the second quarter of 2013 and conclude by the end of 2015. During 2012, our Pier 17 design was approved by the Landmarks Preservation Commission with the support of Community Board 1, and in February 2013 the City Planning Commission approved our Pier 17 redevelopment. We are currently undergoing the Uniform Land Use Review Procedure (ULURP) process with the City of New York and we are actively pursuing potential tenants. Design development drawings are complete and construction documents and the development budget are underway for this project. As of December 31, 2012, we have incurred $8.6 million of costs related to this project.

In the fourth quarter of 2012, as a result of Superstorm Sandy, the uplands portion of South Street Seaport suffered damage due to flooding, but the Pier 17 structure was not damaged. Remediation efforts are ongoing and the property is only partially operating. Additionally, as of December 31, 2012 we have abated approximately $2.9 million in rent due to the space being untenantable. We believe that our insurance will cover substantially all of the cost of repairing the property and will also compensate us for any revenue that has been lost as a result of the storm.

Riverwalk Marketplace

On July 26, 2012, we announced plans to redevelop Riverwalk Marketplace into an upscale outlet center. The Outlet Collection at Riverwalk will be the nation's first outlet center located in the downtown of a major city. The redevelopment will feature a tenant mix of top national retailers with established outlet stores, local retailers and several dining and entertainment options. Plans currently include expanding the current leasable area by approximately 50,000 square feet to 250,000 square feet. We have retailer commitments for a majority of the property and are in the process of converting these commitments to leases. We also are documenting a mortgage financing for the redevelopment. The

$0.2 million NOI decrease in 2012 compared to 2011 is primarily attributable to the redevelopment announcement and subsequent termination of tenant leases to prepare for the redevelopment.

Office Properties

All of the office properties listed in the NOI schedule are located in The Woodlands with the exception of 110 N. Wacker, 70 Columbia Corporate Center ("70 CCC") and the Columbia Office Properties. Leases related to our office properties, except those located in Columbia, Maryland, are generally triple net leases. These leases typically require tenants to pay their pro-rata share of certain property operating costs, such as real estate taxes, utilities and insurance.

Office property NOI of $17.9 million in 2012 increased $5.8 million, or 47.8% as compared to 2011 primarily due to 4 Waterway and 1400 Woodloch Forest improving average occupancy percentages from 59.8% and 78.3% to 99.3% and 100.0%, respectively. NOI for 9303 New Trails improved $1.1 million in 2012 as compared to 2011 primarily because certain space previously occupied by The Woodlands was leased to a third party. As of December 31, 2012, all of the office properties have reached stabilized NOI with the exception of 70 CCC and certain properties included in the Columbia Office portfolio that are more fully described below. NOI of $12.1 million in 2011 improved $0.8 million compared to 2010 primarily because 4 Waterway Square was in a lease-up stage subsequent to its completion in 2010. In addition, prior to 2012 certain members of The Woodlands staff occupied between 5,900 and 10,000 square feet of the 9303 New Trails office building. Occupancy relating to our stabilized operating assets was essentially flat during 2012, 2011 and 2010. During 2013, we expect to complete the 3 Waterway and One Hughes Landing office developments totaling approximately 427,000 square feet. Please refer to Strategic Developments section for further information relating to these projects. As our leases expire, we generally have been able to lease the available space either to existing or new tenants with rental rates approximating or exceeding those of the expired leases.

On August 15, 2012, we acquired 70 CCC, a 167,513 square foot Class A office building located in Columbia, Maryland town center. The building was approximately 23.7% leased at closing. Simultaneous to the closing of the transaction, we executed a lease for 76,308 square feet that will increase occupancy to approximately 68.7% and annual NOI to approximately $1.9 million when the tenant takes possession which is estimated to occur in March 2013. Please refer to Note 4 – Acquisitions and Dispositions.

During 2012 we entered into agreements with Whole Foods Market, Inc. and The Columbia Association to lease the majority of the approximately 89,000 square feet of our Columbia Regional Building. We will begin a complete restoration and redevelopment of the building which we believe will serve as a catalyst for future development in the Columbia Town Center area. We expect to invest approximately $23.1 million and plan to begin construction by the second quarter of 2013 with anticipated completion during the third quarter of 2014. Based on our pro forma analyses and market rental rates, we estimate stabilized annual NOI of $2.1 million in the second quarter of 2015, compared to our current annual loss of approximately $1.0 million. Carrying costs from development incurred to date are approximately $1.6 million (excluding our existing building and land basis). We are in the process of documenting a financing that should provide proceeds approximately equal to our expected construction costs.

For the year ended December 31, 2012, we executed 17 leases for our office properties representing 293,783 square feet with average annual rents of $24.19 per square foot during the initial year of the lease term. Of the 17 leases, 12 are initial leases for first generation space that has never been occupied or represents pre-leasing at 3 Waterway Square, which is currently under construction. Four of the 17 leases represent comparable leases where there was a prior tenant with an increase in cash basis rent of 19.7%. Additionally, we had total tenant improvement costs of $16.1 million and leasing commissions and tenant concessions of $6.4 million during 2012 with a cost per square foot of $49.90 and $16.71, respectively.

Multi-family

On May 31, 2012, we acquired our partner's interest in Millennium Waterway Apartments at a negotiated $72.0 million valuation of the property and consolidated the asset after the purchase. This asset adds a stabilized Class A multi-family property located in The Woodlands Town Center to our portfolio. The property is currently 93.1% occupied and is expected to generate stabilized annual NOI of approximately $4.9 million. In conjunction with this acquisition, we entered into a joint venture agreement with our partner to construct a 314-unit Class A multi-family property as more fully discussed under our Strategic Developments segment.

The Woodlands Resort and Conference Center

The Woodlands Resort and Conference Center's NOI of $10.7 million in 2012 increased $2.9 million as compared to 2011 primarily due to an increase in RevPAR to $109.84 from $95.73, or 14.7%. RevPAR is defined as the average daily room rate multiplied by average occupancy. NOI of $7.7 million in 2011 increased $3.3 million as compared to 2010 primarily due to an increase in RevPAR to $95.73 from $82.52, or 16.0%. Increased business activity and strong local economic conditions at The Woodlands and surrounding areas are driving increased revenue and NOI.

On February 8, 2013, we closed on a $95.0 million non-recourse loan which refinanced the existing $36.1 million mortgage on the property and will fund a majority of the costs of a $75.0 million redevelopment of the Resort and Conference Center. The new loan bears interest at LIBOR plus 3.50%, has a three-year initial term and contains three one-year extensions at our option. We believe that the redevelopment will enable the property to meet increasing demand for world-class hospitality driven by the strength of the Houston economy. The redevelopment will replace 206 rooms originally built in the early 1970s with 184 new guest rooms and suites, and will renovate 222 existing guest rooms and suites. The project also includes construction of a 1,000-foot Lazy River amenity, a 120-seat prime steak house and restaurant, and renovation and expansion of the arrivals area and conference center space. The entire facility will continue to operate during the redevelopment, and the rooms being replaced will not be taken out of service until the new rooms are completed.

Other

The Club at Carlton Woods (the "Club") is a 36-hole golf and country club at The Woodlands with 646 total members as of December 31, 2012. The Club sold 72 new golf memberships generating approximately $4.2 million in cash during 2012. The NOI loss was reduced by $0.9 million due to higher revenues from members. In October of 2012, the Club implemented a new membership program. The program is based on the addition of a variety of new membership options with reduced refundable initiation fees and lower price points. This effectively allowed the Club to expand its market from the top 1.0% of the local population to the top 2.0-3.0%, thereby increasing the pace of membership growth. The program includes a preview period with no requirement for payment of initiation fees. Up to 60 days into the preview period, potential new members have the ability to commit to membership at a reduced price point with financing terms of 18 months. Since the inception of the program, we have completed 61 transactions on upgrades or preview memberships that have resulted in 40 total memberships being sold during this period in all categories. We sold 31 new memberships year-to-date through February 5, 2013. The conversion rate from preview to full membership within the preview period is currently 93.0%.

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

Operating Assets Revenues and Expenses (*)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Minimum rents	$81,140	$72,405	$69,937
Resort and conference center revenues	39,782	34,850	28,850
Other rental and property revenues	44,169	41,318	41,707

Total revenues	165,091	148,573	140,494
Rental property real estate taxes	11,292	10,638	12,147
Rental property maintenance costs	8,073	6,922	6,874
Resort and conference center operations	29,112	27,124	24,471
Other property operating costs	60,072	55,745	48,033
Provisions for (recovery of) doubtful accounts	1,335	(107)	1,761
Provisions for impairment	—	—	80,924
Depreciation and amortization	23,318	20,309	23,461
Interest expense, net	16,104	12,775	17,183
Early extinguishment of debt	—	11,305	—
Equity in Earnings (loss) from Real Estate Affiliates	(3,683)	(3,926)	338

Total expenses	145,623	140,785	215,192
Venture partner share of The Woodlands	—	425	2,157

EBT
Operating Assets REP EBT	$19,468	$8,213	$(72,541)

(*)
For a detailed breakdown of our Operating Assets segment EBT, refer to Note 17.Such amounts include The Woodlands as if consolidated for all periods presented.

Minimum rents for 2012 increased $8.7 million compared to 2011 primarily due to the inclusion of $4.3 million of rents related to our acquisition of Millennium Waterway Apartments as well as $2.8 million related to 4 Waterway Square being fully stabilized for all of 2012 and $2.0 million related to increased occupancy at 1400 Woodloch Forest slightly offset by the reduction in revenues of $1.4 million for South Street Seaport due to Superstorm Sandy. Minimum rents increased $2.5 million in 2011 compared to 2010 primarily due to 4 Waterway Square reaching full stabilization.

Resort and conference revenues for 2012 increased $4.9 million or 14.7% primarily due to an increase in the revenue per available room. Revenue per available room was $109.84 and $95.73 for the year ended December 31, 2012 and 2011, respectively. Revenues in 2011 increased $6.0 million due to a 4.4% increase in the average daily room rate as well as an 11.1% increase in room occupancy as compared to 2010.

Other rental and property revenues increased $2.9 million in 2012 compared to 2011 primarily due to tenant recoveries from 4 Waterway Square of $1.3 million related to it being fully stabilized for all of 2012 and $0.9 million at The Club at Carlton Woods due to the addition of 72 new golf memberships. Other rental and property revenues in 2011 were flat compared to 2010.

Resort and conference center operations expense increased $2.0 million in 2012 compared to 2011 primarily due to higher operating costs associated with the increased occupancy. Margins for the resort and conference center improved to 73.2% from 77.8% due to a slight $0.3 million increase in fixed costs in 2012 compared 2011.

Other property operating costs increased $4.3 million to $60.1 million for the year ended December 31, 2012 compared to 2011. The increase in 2012 is primarily related to the inclusion of $0.9 million related to the acquisition of Millennium Waterway apartments and $1.4 million related to higher legal fees at South Street Seaport due to tenant related matters. Other property operating costs increased $7.7 million to $55.7 million for the year ended December 31, 2011 compared to 2010. The principal reasons for the increase in 2011 compared to 2010 were, a $0.5 million increase related to certain insurance costs, $0.5 million of increased legal costs recorded at our properties, $0.8 million of higher utilities and $1.5 million related to increased operating costs at The Club at Carlton Woods. Other property operating costs generally include recoverable and non-recoverable costs such as utilities and property management expenses relating to our operating assets, with the exception of real estate taxes and maintenance which are shown separately.

The provision for doubtful accounts increased in 2012 by $1.4 million compared to 2011 primarily due to bad debt charges at South Street Seaport of $1.2 million related to Superstorm Sandy which resulted in several tenant terminations. The provision for bad debts in 2010 included $1.2 million relating to a single tenant at South Street Seaport. In 2011, the tenant agreed to a payment plan which required payment of current amounts when due and payment of past due balances. As of December 31, 2011, the tenant had substantially complied with the agreement resulting in a favorable variance for 2011 as compared to 2010.

Depreciation expense in 2012 increased $3.0 million compared to 2011 primarily due to the higher depreciation expense of $1.7 million at Ward Centers and 4 Waterway and depreciation expense of $2.7 million related to the acquisition of our partner's interest in Millennium Waterway Apartments. Depreciation expense decreased $3.2 million in 2011 compared to 2010 primarily due to lower depreciation expense of $4.3 million at Riverwalk, Landmark and The Woodlands partially offset by an increase in depreciation expense at Ward Centers of $1.3 million, principally relating to putting the new parking garage in service during 2011. The Woodlands' operating assets depreciation expense decreased due to its assets being remeasured at fair value as of the date of acquisition.

Net interest expense increased $3.3 million in 2012 compared to 2011 due to interest expense of $1.5 million relating to the debt assumed from the Millennium Waterway Apartments and 70 Columbia Corporate Center acquisitions, higher interest expense of $2.3 million related to 4 Waterway Square and 9303 New Trails and interest expense of $0.4 million related to new debt incurred at 20/25 Waterway Avenue offset by lower interest expense at Ward Centers of $1.2 million as a result of the new financing at a lower interest rate in 2011. Net interest expense decreased in 2011 compared to 2010 primarily due to the new financing at Ward Centers. The early extinguishment of debt amount of $11.3 million in 2011 resulted from the new debt financing at Ward Centers. In 2010, GGP allocated interest expense of $2.7 million to Ward Centers as part of its corporate allocations.

We received distributions of $2.4 million and $3.9 million from our Summerlin Hospital cost investment in the first quarter of 2012 and 2011, respectively. Dividends by Summerlin Hospital are typically made one time per year; however, no dividends were paid in 2010 principally due to a capital project at the hospital. Approximately $2.0 million of the amount received in the first quarter of 2011 relates to calendar year 2010. The remaining $1.9 million related to periods prior to 2010 which were deferred pending completion of the capital project.

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

Strategic Developments Revenues and Expenses (*)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Minimum rents	$905	$917	$1,015
Condominium unit sales	267	22,067	$1,139
Other rental and property revenues	3,584	1,876	529

Total revenues	4,756	24,860	2,683
Condominium unit cost of sales	96	14,465	1,000
Rental and other property operations	6,027	6,703	10,617
Provision for (recovery of) doubtful accounts	(111)	(137)	175
Provisions for impairment	—	—	17,101
Depreciation and amortization	225	234	212
Interest expense, net	219	323	34
Equity in Earnings from Real Estate Affiliates	—	—	—

Total expenses	6,456	21,588	29,139
Venture partner share of the Woodlands EBT	—	—	—

Strategic Developments REP EBT	$(1,700)	$3,272	$(26,456)

(*)
For a detailed breakdown of our Strategic Developments segment of EBT, please refer to Note 17 – Segments.

In 2012, condominium unit sales and costs of sales decreased as the remaining two condominiums were sold at Nouvelle at Natick as compared to 57 and three units sold in 2011 and 2010, respectively. The project is sold out, therefore this cash flow will not be replicated in 2013.

The increase in Other rental and property revenues for 2012 as compared to 2011 is primarily due to the sale of 11.5 acres including 104,705 square feet of mostly vacant retail space at Alameda Plaza in Pocatello, Idaho. In 2011, we sold two ancillary parcels of land, aggregating 4.6 acres, at the Kendall Town Center at a lower realized gain as compared to the Alameda Plaza sale in 2012.

Rental and other property operations for the year ended 2012 and 2011 are consistent and are lower than 2010 as these two years reflect a reduction in real estate taxes as compared to the year ended 2010. Additionally, the year ended 2010 reflected the expensing of certain costs such as overhead. These costs were reflected in General and administrative expenses for the year ended 2011 and were capitalized in 2012.

No impairment charges were taken on any properties during 2012 and 2011. Two strategic development properties were impaired in 2010.

The Woodlands

3 Waterway Square began construction in the first quarter of 2012 and has incurred approximately $25.4 million (exclusive of land value) of costs as of December 31, 2012. Included in this amount is approximately $2.6 million in prepaid leasing costs. Total budgeted cost for this project is $51.4 million (exclusive of land value). We estimate an additional $26.0 million of costs to complete construction with an anticipated completion during the second quarter of 2013. This project is financed with a $43.3 million non-recourse loan bearing interest at LIBOR plus 2.65% having a January 2015 initial maturity with two one-year extensions at our option. Approximately 90% of the space has been pre-leased as of December 31, 2012 and we currently expect the property to reach stabilized annual NOI of $5.9 million in the third quarter of 2013.

Millennium Woodlands Phase II, a joint venture, began construction in the second quarter 2012. We have approximately $2.2 million of contributed land costs, representing approximately $75.00 per square foot compared to $51.40 per square foot attributed to the Phase I land contribution, invested in this venture as of December 31, 2012. Budgeted construction costs are $38.4 million. The project is expected to be completed by the third quarter of 2014.

During 2012 we announced plans for the first mixed-use development on Lake Woodlands called Hughes Landing. The development will encompass approximately 66 acres and is envisioned to contain one million square feet of office space in up to eight office buildings, approximately 200,000 square feet of retail and entertainment venues, 1,500 multi-family units and a boutique hotel.

We began construction of One Hughes Landing, a 195,000 square foot Class A office building, on November of 2012. It is expected to be complete by September of 2013 and as of December 31, 2012 was 28% pre-leased. This project is financed with a $38.0 million non-recourse loan bearing interest at LIBOR plus 2.65% having a November 2015 initial maturity with two one-year extensions at our option. We incurred $2.2 million (exclusive of land value) of costs related to this project as of December 31, 2012. Total budgeted construction cost is $45.8 million (exclusive of land value).

ONE Ala Moana Tower Condo Project

We own the rights to develop a residential condominium tower over a parking structure at Ala Moana Center in Honolulu, Hawaii pursuant to a condominium property regime declaration. In 2011, we formed a joint venture with two local developers to explore the development of a luxury condominium tower, owned by our wholly owned subsidiary, and we and an entity jointly owned by the two development partners formed an entity called HHMK Development, LLC, in which we own 50% and our partners jointly own the remaining 50%. In 2012, we formed another 50/50 joint venture, KR Holdings, LLC ("KR Holdings"), with the same two development partners. On September 17, 2012, KR Holdings closed on $40.0 million non-recourse mezzanine financing commitments with List Island Properties, LLC and A & B Properties, Inc., including funding for $3.0 million of predevelopment costs ($2.0 million of which are non-interest bearing) which are not required to be repaid if the construction loan fails to close or the project fails to go forward. If the construction loan funds, the mezzanine financing will mature on April 30, 2018 and have a profit interest in the project that entitles them to receive a share of the profits after we get a return of our capital plus a 13.0% preferred return on our capital.

During the fourth quarter 2012, our Restated Condo Documents received approval from the Real Estate Commission, and in December we launched pre-sales of the condominium units. As of December 31, 2012 the condominium units were sold out, and we had collected $19.6 million of deposits. KR Holdings is currently seeking first mortgage financing for the project, and upon closing of the first mortgage loan, we will sell our condominium rights, owned by our wholly owned subsidiary, into the joint venture at their $47.5 million valuation. We anticipate the construction loan to close during the second quarter of 2013 and the construction to begin by the end of the second quarter of 2013. We anticipate that ONE Ala Moana will be completed by the end of 2014. As of December 31, 2012, our share of predevelopment costs incurred to date are $2.8 million (exclusive of air rights).

The Shops at Summerlin

During 2012, we obtained commitments from Macy's and Dillard's as our two major department store anchors for the Shops at Summerlin. When completed, The Shops at Summerlin will be an approximate

106-acre, 1.5 million square foot downtown for Summerlin, Nevada. It will consist of a Fashion Center of approximately 1.1 million square feet that will ultimately have three anchor tenants, small-shop retail and restaurants. Additionally, the project will include an approximate 200,000 square foot office building and approximately 280,000 square feet of big box and junior anchor retail space adjacent to the Fashion Center. We are currently leasing the project, and subject to obtaining a sufficient level of leasing and securing construction financing, anticipate beginning construction in 2013. We have incurred approximately $9.2 million of development costs on this project as of December 31, 2012.

Columbia

On April 12, 2012, Columbia Parcel D venture, in which we are a 50% partner with a multi-family developer, received approval of the final development plan component of the entitlement process for the first phase. The approval allows for construction of a 380-unit apartment building and includes Parcel C, which would allow for up to an additional 437 apartment units and 76,000 square feet of retail in the two parcels. We have not entered into any partnerships or ventures with respect to the development of Parcel C. As of December 31, 2012, we received all needed approvals with respect to Parcel D and began construction in February 2013. Our share of the venture's development costs as of December 31, 2012 is $1.9 million (excluding our land contribution). The total project budget is $95.7 million including our contributed land value of $20.3 million, and we expect to complete construction in 2014. Upon closing of a construction loan, the venture will "step-up" the value of our contributed land to $20.3 million and we expect to receive a $3.6 million cash distribution. Our anticipated cash investment in this project is expected to be $5.9 million, excluding our land contribution.

Bridges at Mint Hill

On September 8, 2011, we entered into a joint venture with the owner of land adjacent to our property Bridges at Mint Hill located near Charlotte, NC to develop a shopping center on our properties. On October 30, 2012 we contributed $4.5 million in cash to pay off an existing mortgage on our partner's property and both parties contributed their respective properties to the venture. As a result of the transaction our ownership share of the venture increased from 79.0% to 90.5%. The development is contingent upon obtaining agreements with major retailers, final approval for off-site improvement and financing. The venture will continue predevelopment efforts in 2013. Our share of the development costs incurred through December 31, 2012 (excluding land and the payoff of our partner's land mortgage) is $0.8 million.

General and Administrative and Other Expenses

The following table contains certain significant expenses on a consolidated and combined basis that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussion. Significant variances for consolidated and combined expenses not included in NOI or REP EBT are described below.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
General and administrative	$(34,423)	$(32,342)	$(21,538)
Depreciation and amortization	(24,429)	(16,782)	(16,563)
Interest expense	(964)	—	(2,422)
Early extinguishment of debt	—	(11,305)	—
Warrant liability gain (loss)	(185,017)	101,584	(140,900)
Reduction in tax indemnity receivable	(20,260)	—	—
Provision (benefit) from income taxes	6,887	(18,325)	(633,459)
Equity in earnings from Real Estate Affiliates	3,683	8,578	9,413
Reorganization items	—	—	(57,282)
Provisions for impairment	—	—	(503,356)

Our general and administrative costs for 2012 increased $2.1 million to $34.4 million. The increase is primarily attributable to the inclusion of $6.1 million of The Woodlands general and administrative expenses in 2012 compared to only $2.8 million in 2011. The Woodlands general and administrative costs in 2011 represented only a half year of expenses because we did not begin consolidating The Woodlands' business until July 1 which is the date we acquired our partner's interest in The Woodlands. Non-equity based compensation expenses totaled approximately $13.9 million and non-cash stock compensation expenses totaled $4.3 million for the year ended December 31, 2012. Non-equity based compensation expenses totaled approximately $18.1 million and non-cash stock compensation expenses totaled $3.2 million for the year ended December 31, 2011. The non-equity compensation expenses decreased in 2012 due to the increased development activities and the capitalization of compensation costs related to our development team.

We did not become a public company and did not operate as an entity separate from GGP until November 9, 2010; therefore, our 2010 financial results include allocations made by GGP for general and administrative expenses based on actual costs incurred, or are based upon our percentage of GGP's total assets and revenues. Since our separation from GGP, we have been operating as an independent public company and have been building our organization to analyze, create and implement development plans for our assets. General and administrative expenses of $29.5 million, excluding The Woodlands, increased by $8.0 million over 2010, principally due to infrastructure growth and our becoming an independent public company. For these reasons, we do not believe that 2011 general and administrative expenses are comparable to 2010 amounts.

Depreciation expense increased $7.6 million to $24.4 million in 2012. The increase was primarily attributable to the inclusion of $8.7 million of The Woodlands depreciation expense in 2012 compared to only $3.0 million in 2011. In addition, the consolidation of Millennium Waterway Apartments and 70 Columbia Corporate Center in 2012 as well as the Ward Village Shops Garage being operational for a full year in 2012 increased depreciation expense by $4.2 million.

Substantially all interest expense for 2012 and 2011 was capitalized as part of the development costs within our master planned communities, operating assets undergoing redevelopment and real estate properties under development in accordance with our interest capitalization policy. We recognized a loss of $11.3 million during the third quarter of 2011 related to the debt refinancing at Ward Centers which represented the unamortized market rate adjustment as of the date of refinancing.

The warrant liability loss in 2012 and 2010 was due to the appreciation in our stock price and corresponding increase in value of the warrants. The warrant liability gain in 2011 was due to the reduction in our stock price over the year and corresponding decrease in value of the warrant. Please refer to Note 3 – Sponsors and Management Warrants.

The reduction in tax indemnity receivable of $20.3 million in 2012 related to the utilization of tax assets. Please refer to Note 10 – Income Taxes for more information related to the reduction in tax indemnity receivable.

The equity in earnings from Real Estate Affiliates of $3.7 million in 2012 is significantly lower than 2011and 2010 primarily due to the acquisition of our partner's interest in The Woodlands. On the date of the acquisition we began consolidating The Woodlands business in our financials, and prior to the acquisition we accounted for our investment in The Woodlands using the equity method.

The 2012 provision for income taxes was primarily attributable to increases in operating income as compared to 2011 and 2010. The provision for income taxes was also impacted by changes in valuation allowances, unrecognized tax benefit interest expense and other permanent items.

The effective tax rates on our pretax earnings were (5.7)% for 2012, compared to (14.2)% in 2011. The changes in the tax rate were primarily attributable to the changes in the warrant liability and the valuation allowance. We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable, and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates.

Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized as a result of the bankruptcy filings under Chapter 11. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, gains or losses resulting from activities of the reorganization process, including gains related to recording the mortgage debt at fair value upon emergence from bankruptcy and interest earned on cash accumulated by the debtors. Due to the consummation of the reoganization plan in November 2010, no items were classified as reorganization items in 2011. Please refer to Note 2 – Reorganization items for additional detail.

For the year ended December 31, 2012, we capitalized $7.7 million of internal costs related to our MPC segment, compared to $6.6 million for the same period in 2011. Of those capitalized internal costs, compensation costs represented $5.0 million for the year ended December 31, 2012 compared to $3.9 million for the same period in 2011. We capitalized $3.5 million of internal costs related to major redevelopment of assets in our Operating Asset segment for the year ended December 31, 2012. Approximately $2.6 million of these costs are compensation costs. Additionally, we capitalized $2.7 million of internal costs in our Strategic Developments segment for the year ended December 31, 2012. Approximately $2.1 million of these costs are related to salaries. We did not capitalize internal costs with respect to our Operating Asset or Strategic Developments segment in 2011 as we were in the initial stages of evaluating if any of the projects should be developed.

Impairments

We evaluate our real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability in this context means that the expected cumulative undiscounted future cash flows of an asset are less than its carrying value. The recoverability analysis, as an accounting concept, considers hold periods, but ignores when the future cash flows are expected to be received within that hold period and whether we currently expect to receive an above or below market rate of return over our anticipated holding period. If expected cumulative undiscounted cash flows are less than carrying value, then we are required to record the asset at the lower of its carrying value or fair value. The process for deriving fair value involves discounting the expected future cash flows at a rate of return that we believe an investor would require based on the risk profile of the cash flows and returns available in the market for other investments having similar risk. We may also use other inputs such as appraisals and recent transactions for comparable properties, if appropriate. Book value for assets that have been recently impaired from an accounting perspective may more likely reflect market value than book values of assets that have not been impaired; consequently, unimpaired assets may be expected to generate above or below market returns relative to their respective book values. The lower book basis resulting from an impairment charge increases reported profitability from the asset in future periods, but has no impact on cash flow. For the years ended December 31, 2012 and 2011, we evaluated whether impairment indicators existed at all of our assets. In most instances, we concluded no impairment indicators were present. When indicators of impairment were present, we reconsidered expected cash flows and concluded that there were no impairments. We recorded $503.4 million of impairment charges for the year ended December 31, 2010.

Master Planned Communities Impairments

Our Master Planned Communities comprise thousands of acres that include four distinct communities, Columbia, Bridgeland, Summerlin and The Woodlands. Master Planned Community assets by their nature have characteristics that may create a wider range of outcomes in an impairment analysis compared to other types of real estate such as office, retail and industrial properties. Unlike operating real estate, master planned community assets have extended life cycles that may last 20 to 40 years and have few long-term contractual cash flows (such as operating lease revenue). Further, the majority of the master planned community assets generally have minimal to no residual values because of their liquidating characteristics and development periods often occur through several economic cycles. Subjective factors such as the expected timing of property development and sales, optimal development density and sales strategy impact the timing and amount of expected future cash flows and fair value.

Based on our development strategies, we may perform a separate impairment evaluation for regions or projects within a single master planned community if we believe the cash flows for those assets are independent from other regions or projects within the community. Separating master planned communities into multiple regions or projects for impairment testing may result in a different accounting conclusion than if the community was evaluated as a whole; however, the accounting has no impact on economic value or fair value. The significant assumptions in our Master Planned Communities segment relate to future sales prices of land and future development costs needed to prepare land for sale, over the planned life of the project, which are based, in part, on assumptions regarding sales pace, timing of related development costs, and the impact of inflation and other market factors. There were no impairments for our master planned communities during the years ended December 31, 2012 or 2011. Impairment charges totaled $405.3 million for the year ended December 31, 2010.

Our two remaining developable Summerlin regions (South and West) are separated for impairment testing because their characteristics and future business plans are distinct. In December 2010, we modified our business plans for Summerlin South based on our expectation to: (1) replace high density product with low density product; (2) change the strategy from developing and selling finished lots to the sale of undeveloped pads; and (3) reduce saleable acre assumptions for a high-end village having significant topography and development challenges. As a result, projected undiscounted future cash flows for Summerlin South were less than its then carrying value and this asset was impaired as of December 31, 2010. We recorded a $345.9 million pre-tax charge to write down Summerlin South to its estimated fair value.

At December 31, 2010, we also recorded $56.8 million and $2.6 million pre-tax impairment charges for the Columbia and Gateway, Maryland properties, respectively.

Operating Assets Impairments

Although there were no impairment charges for the years ended December 31, 2012 and 2011, Park West continues to suffer from a weak market and its occupancy was 68.2% and 64.9% at December 31, 2012 and 2011, respectively. During 2012, we leased approximately 18,500 square feet to a well-known restaurant/entertainment tenant who will take occupancy in 2013 and increase occupancy to 75.6%. We continue to focus on occupancy by attracting tenants who can drive increased traffic during the day and evening. If we are unsuccessful at increasing occupancy and traffic, many of our existing tenants may be unable to continue to occupy their leased spaces because their sales volume will likely be inadequate to support their operating costs, which could reduce our expected cash flows and result in a significant impairment. Our expected cash flows could also be reduced if we changed our plans and determined that we should realize the assets' value through sale, thus reducing the period we intend to hold the asset. During 2010, operating property pre-tax impairments within our Operating Assets segment totaled $80.4 million of which Riverwalk Marketplace and Landmark Mall properties were impaired by $56.0 million and $24.4 million, respectively. Riverwalk was evaluated based on our plan to reposition and hold the asset for an 11-year period.

Strategic Developments Impairments

There were no impairments recorded for our Strategic Development properties the years ended December 31, 2012 or 2011. Pre-tax impairments totaled $17.0 million for the year ended December 31, 2010 of which Century Plaza and Nouvelle at Natick properties were impaired by $12.9 million and $4.1 million, respectively. Century Plaza is a vacant property for which we do not have a redevelopment plan, and the impairment was based upon our best estimates utilizing, among other things, a broker's opinion of value. Nouvelle is a condominium development for which the estimated fair value was based on discounted cash flow analysis of the remaining units available for sale.

Liquidity and Capital Resources

Our primary sources of cash for 2012 include cash flow from land sales in our Master Planned Communities segment, cash generated from our operating assets, first mortgage financings secured by our assets and net proceeds from asset sales. Our primary uses of cash include working capital, overhead, debt repayment, property improvements, predevelopment and development costs. We believe that our sources of cash, including existing cash on hand and available credit, will provide sufficient liquidity to meet our existing contracted obligations, and anticipated ordinary course operating expenses for at least the next twelve months. Land development activities at our Master Planned Communities and development and redevelopment activities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding. We intend to raise this additional funding with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time.

In the fourth quarter of 2012, we retired warrants to purchase 6,083,333 shares of common stock pursuant to the warrant purchase agreements by and among the Company and affiliates of Brookfield Asset Management, Fairholme Funds and Blackstone Real Estate Partners for net cash of $80.5 million and issued 1,525,272 shares of our common stock. The warrant transactions reduced diluted common shares outstanding by 9.2% or 4,558,061 shares.

As of December 31, 2012, our consolidated debt was approximately $688.3 million of which approximately $7.0 million is recourse and we had $229.2 million of unrestricted cash. We have $64.8 million of required amortization or initial debt maturities in 2013 of which $36.1 million was refinanced on February 8, 2013, with an initial maturity date in 2016. In addition, as of December 31, 2012, our share of the debt of our Real Estate Affiliates was approximately $1.4 million.

During 2012, we closed on $348.6 million of non-recourse financing commitments, including $158.1 million for Bridgeland, of which $140.0 million is a revolver to fund horizontal land improvements, $55.6 million to refinance the Millennium Waterway Apartments and to fund the purchase of our partner's interest, $43.3 million for the construction of 3 Waterway office building, $40.0 million of mezzanine debt for the ONE Ala Moana project, $38.0 million for the construction of One Hughes Landing office building and $13.6 million related to 20/25 Waterway retail.

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

Segment Basis (a)	Master Planned Communities	Operating Assets		Strategic Developments	Segment Totals	Non- Segment Amounts	Total December 31, 2012
	(In thousands)
Mortgages, notes and loans payable	$240,235 (b)	$435,380	(c)	$13,447	$689,062	$612	$689,674
Less: Cash and cash equivalents	(37,870)	(29,754	)(d)	(9,554)	(77,178)	(152,638)	(229,816)
Special Improvement District receivables	(39,659)	—		—	(39,659)	—	(39,659)
Municipal Utility District receivables	(89,720)	—		—	(89,720)	—	(89,720)

Net debt	$72,986	$405,626		$3,893	$482,505	$(152,026)	$330,479

(a)
Refer to Note 17 – Segments in the Notes to the Consolidated Financial Statements.
(b)
Includes $176.7 million Master Credit Facility outstanding balance.
(c)
Includes our $1.4 million share of debt of our Real Estate Affiliates.
(d)
Includes our $0.6 million share of cash and cash equivalents of our Real Estate Affiliates.

Cash Flows

Cash flow activities include the consolidated cash flow of The Woodlands from the date of acquisition, July 1, 2011, through December 31, 2012.

Operating Activities

Master Planned Community development has a significant impact to our business. The cash flows and earnings from the business can be much more variable than from our operating assets because the MPC business generates revenues from land sales rather than recurring contractual revenues from operating leases. MPC Land sales are a substantial portion of our cash flows from operating activities and are partially offset by MPC expenditures.

Net cash provided by operating activities was $153.1 million for the year ended December 31, 2012, compared to net cash provided by operating activities of $86.5 million for the year ended December 31, 2011, and net cash used in operating activities of $67.9 million for the year ended December 31, 2010.

The $66.6 million increase in cash provided by operating activities for the year ended December 31, 2012 compared to 2011 was primarily a result of a $68.0 million increase in MPC land sales and more operating asset earnings, partially offset by lower condominium sales at Natick and increased MPC and development expenditures.

The $154.4 million increase in cash provided by operating activities for the year ended December 31, 2011 compared to 2010 is primarily a result of a $76.6 million increase in master planned community land sales and a $20.9 million increase in Natick condominium sales for 2011, as well as approximately $57.3 million of reorganization items in 2010 which were not incurred in 2011.

Cash used for real estate acquisition and development expenditures was $107.1 million for the year ended December 31, 2012, $90.1 million for the year ended December 31, 2011, and $57.1 million for the year ended December 31, 2010.

Net cash provided by certain assets and liabilities, including accounts and notes receivable, prepaid expense and other assets, deferred expenses, and accounts payable and accrued expenses totaled

$60.7 million, $49.4 million and $17.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The negative operating cash flow for the year ended December 31, 2010, was primarily the result of reorganization items of $57.3 million as well as costs associated with land/residential development and acquisitions expenditures in our Master Planned Communities segment of $57.1 million for the year ended December 31, 2010. The funds for these expenditures came from GGP and are reflected in our Consolidated and Combined Statement of Cash Flows in change in GGP investment, net.

Investing Activities

Net cash used in investing activities was $81.3 million, $39.7 million and $111.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash used for development of real estate and property expenditures was $74.4 million, $44.4 million and $111.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. During 2012 we contributed $4.5 million in cash to the Bridges at Mint Hill joint venture.

Financing Activities

Net cash used in financing activities was $70.1 million for the year ended December 31, 2012. Cash used in financing activities for 2012 includes the net payment of $80.5 million to retire Sponsors Warrants to purchase 6,083,333 shares of our common stock. Net cash used in financing activities was $103.9 million for the year ended December 31, 2011 and includes repayment of a $96.5 million acquisition note relating to the acquisition of our partner's interest in The Woodlands. Net cash provided by financing activities was $461.2 million for the year ended December 31, 2010. We received contributions from GGP of $216.5 million for the year ended December 31, 2010. In addition, we issued 5.25 million shares of our common stock and warrants to purchase an additional 8.0 million shares of our common stock for an aggregate price of $250.0 million.

Principal payments on mortgages, notes and loans payable were $55.8 million, $407.0 million and $22.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments as of December 31, 2012:

	2013		2014	2015	2016	2017	Subsequent / Other	Total
	(In thousands)
Mortgages, notes and loans payable	$28,722	(a)	$34,976	$129,170	$238,244	$35,054	$222,146	$688,312
Interest payments (b)	28,815		27,139	21,760	18,622	11,811	46,304	154,451
Ground lease payments	5,836		5,649	5,538	5,240	4,613	178,586	205,462
Uncertainty in income taxes, including interest (c)							132,492	132,492

Total	$63,373		$67,764	$156,468	$262,106	$51,478	$579,528	$1,180,717

(a)
Reclassified $36.1 million of The Woodlands Resort and Conference Center debt due in 2013 that was refinanced on February 8, 2013 with a new maturity date of 2016.
(b)
Interest is based on the borrowings that are presently outstanding and the timing of payments indicated in the above table.
(c)
The remaining uncertainty in income tax liability for which reasonable estimates about timing of payments cannot be made is disclosed within the Subsequent / Other column.

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $5.4 million, $5.2 million and $3.5 million for 2012, 2011 and 2010, respectively. The amortization of above and below-market ground leases and straight-line rents included in the contractual rent amount, was not significant.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements. We have interests in property owning non-consolidated ventures which have mortgage financing. The financings are non-recourse to us and totaled $9.9 million at December 31, 2012.

REIT Requirements

In order for Victoria Ward, Limited to remain qualified as a REIT for federal and state income tax purposes, Victoria Ward must distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its stockholders, including us. See Note 9 for more detail on this entity's ability to remain qualified as a REIT.

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

Impairment – Properties, Developments and Master Planned Communities Assets

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

Impairment indicators for predevelopment costs, which are typically costs incurred during the beginning stages of a potential development, and developments in progress are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and the feasibility of development projects.

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

Deferred Taxes and Tax Contingencies

As of December 31, 2012 and 2011, we had gross deferred tax assets totaling $410.5 million and $384.5 million, and gross deferred tax liabilities of $386.1 million and $403.2 million, respectively. We have established a valuation allowance in the amount of $101.5 million and $57.3 million as of December 31, 2012 and 2011, respectively, against certain deferred tax assets for which it is more likely than not that such deferred tax assets will not be realized. Deferred tax assets in the amount of $76.4 million that we previously believed had only a remote possibility of realization have been recorded in 2012 due to tax planning that makes realization possible. Because significant uncertainty exists as to whether the tax planning will result in realization of the deferred tax assets we have established a 100% valuation allowance.

The deferred tax liability associated with the master planned communities is largely attributable to the difference between the basis and value determined as of the date of the acquisition by our predecessors of The Rouse Company ("TRC") in 2004 adjusted for sales that have occurred since that time. The cash cost related to this deferred tax liability is dependent upon the sales price of future land sales and the method of accounting used for income tax purposes. The deferred tax liability related to deferred income is the difference between the income tax method of accounting and the financial statement method of accounting for prior sales of land in our Master Planned Communities. Due to Tax Court litigation described below we have moved a significant portion of the deferred income from a deferred tax liability to uncertain tax position liability on our balance sheet.

Two of our subsidiaries are involved in a dispute with the IRS relating to years in which those subsidiaries were owned by General Growth Properties ("GGP"). On May 6, 2011, GGP filed Tax Court petitions on behalf of these former taxable REIT subsidiaries seeking a redetermination of federal income tax for the years 2007 and 2008. The petitions seek to overturn determinations by the IRS that the taxpayers were liable for combined deficiencies totaling $144.1 million. On October 20, 2011, GGP filed a motion in the United States Tax Court to consolidate the cases of the two former taxable REIT subsidiaries of GGP subject to litigation with the Internal Revenue Service due to the common nature of the cases' facts and circumstances and the issues being litigated. The United States

Tax Court granted the motion to consolidate. The case was heard by The United States Tax Court in November of 2012. We expect the tax court to rule on the case within the next twelve months.

In connection with the deferred gain that is the subject of the aforementioned litigation, GGP has provided us with an indemnity against certain potential tax liabilities. Pursuant to the Tax Matters Agreement, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the "Tax Indemnity"), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010 ("MPC Taxes"), in an amount up to $303.8 million. Under certain circumstances, GGP has also agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million ("Indemnity Cap") to the extent assessed by the IRS. As of the spinoff date, we recorded the Tax Indemnity receivable at the Indemnity Cap of $303.8 million, plus interest of $28.0 million, which is based upon the definition in the Investment Agreements of "MPC Taxes" which includes 93.75% of the deferred tax liability associated with the gains deferred for tax on closed land sales prior to March 31, 2010 that are accounted for tax purposes under the percentage of completion and the completed contract methods of accounting as of March 31, 2010. The tax liability amount for book includes more than just the amounts for which the timing of the recognition for tax is being challenged by the IRS. The total tax liability associated with the deferred gains on these land sales is reflected on the balance sheet in two lines; Deferred tax liabilities (primarily described as deferred income of $213.2 million and $214.1 million as of December 31, 2012 and December 31, 2011, respectively, in the temporary difference summary in this Note 9) and Uncertain tax position liability of $132.5 million and $129.9 million as of December 31, 2012 and December 31, 2011, respectively. The unrecognized tax benefits and related accrued interest through December 31, 2012 are primarily related to the taxes that are the subject of the Tax Indemnity. We have recorded interest income receivable on the Tax Indemnity receivable in the amounts of $36.4 million and $28.0 million as of December 31, 2012 and December 31, 2011, respectively.

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

During the twelve months ended December 31, 2012, the reduction in tax indemnity receivable of $20.3 million was attributable to our utilization of tax assets that contractually limit the amount we can receive pursuant to the Tax Matters Agreement and changes to our deferred tax liability for the MPC Taxes.

Capitalization of development and leasing costs

We capitalize costs related to our development and leasing activities. Development costs, like planning, engineering, design and construction that are directly related to a development project are capitalized. Capitalization commences when the development activities begin and ceases when a project is completed, put on hold or it is determined we will not move forward with a project. Capitalized costs related to a project where we have determined not to move forward are expensed. Additionally, certain internal costs like payroll are capitalized and allocated to projects based on the amount of time employees spend on a project. We also will capitalize real estate taxes and allocated interest costs associated with development once construction commences. Leasing costs like commissions or tenant improvements are capitalized and allocated over the life of the lease or average life of a group of leases if appropriate. We did not capitalize any internal leasing costs in 2012.

Revenue recognition and related matters

Revenues from land sales are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and our subsequent involvement with the land sold are met. Revenues relating to transactions that do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate, in the circumstances. In addition, in certain land sale transactions, we also share in a percentage of the builders' finished home sales revenue, which we term builder's price participation. For land sale transactions in which we are required to perform additional services and incur significant costs after title has passed, revenues and cost of sales are recognized on a percentage of completion basis.

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

Recently Issued Accounting Pronouncements and Developments

Please refer to Note 2 – Summary of Significant Accounting Policies for additional information about new accounting pronouncements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing and with respect to our floating rate financings in that increases in interest rates could adversely affect cash flow. As of December 31, 2012, we had $480.0 million of variable-rate debt outstanding of which $172.0 million has been swapped to a fixed-rate. Annual interest expense would increase approximately $3.1 million for every 1% increase in interest rates on this balance. Generally, our interest expense is capitalizable; therefore, the impact on our Statement of Operations is expected to be minimal. For additional information concerning our debt, and management's estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to the Liquidity and Capital Resources section of Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 2 – Summary of Significant Accounting Policies and Note 8 – Mortgages, Notes and Loan Payable. We seek to manage a portion of our floating rate interest exposure by using interest rates swaps and caps.

The following table summarizes principal cash flows on our debt obligations and related weighted-average interest rates by expected maturity dates as of December 31, 2012:

	Contractual Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total
	(In thousands)
Mortgages, notes and loans payable (a)	$28,722	$34,976	$129,170	$238,244	$35,054	$222,146	$688,312
Weighted-average interest rate (a)	4.46%	4.43%	4.27%	5.01%	5.12%	4.82%

(a)
Reclassified $36.1 million of The Woodlands Resort and Conference Center debt due in 2013 that was refinanced on February 8, 2013 with a new maturity date of 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is set forth beginning page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Internal Controls over Financial Reporting

There have been no changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company's internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management concluded, based on its assessment, that The Howard Hughes Corporation's internal control over financial reporting was effective as of December 31, 2012. Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2012 , as stated in their report which is included in this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Howard Hughes Corporation

We have audited the internal control over financial reporting of The Howard Hughes Corporation and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
February 28, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the relevant information included in our proxy statement for our 2013 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the relevant information included in our proxy statement for our 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the relevant information included in our proxy statement for our 2013 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the relevant information included in our proxy statement for our 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the relevant information included in our proxy statement for our 2013 Annual Meeting of Stockholders.

 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)
Financial Statements and Financial Statement Schedule.

The Consolidated and Combined financial statements and schedule listed in the accompanying Index to Consolidated and Combined Financial Statements and Financial Statement Schedule are filed as part of this Annual Report.

(b)
Exhibits.

(c)
Separate financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOWARD HUGHES CORPORATION

/s/ David R. Weinreb David R. Weinreb Chief Executive Officer	February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* William Ackman	Chairman of the Board and Director	February 28, 2013
/s/ David R. Weinreb David R. Weinreb	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2013
/s/ Andrew C. Richardson Andrew C. Richardson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013
* Adam Flatto	Director	February 28, 2013
* Jeffrey Furber	Director	February 28, 2013
* Gary Krow	Director	February 28, 2013
* Allen Model	Director	February 28, 2013
* R. Scot Sellers	Director	February 28, 2013
* Steven Shepsman	Director	February 28, 2013
* Burton M. Tansky	Director	February 28, 2013
* Mary Ann Tighe	Director	February 28, 2013
*/s/ David R. Weinreb David R. Weinreb Attorney-in-fact

THE HOWARD HUGHES CORPORATION

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Howard Hughes Corporation

We have audited the accompanying consolidated balance sheets of The Howard Hughes Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated and combined statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of The Howard Hughes Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, the combined financial statements of certain entities that were transferred from General Growth Properties, Inc. to the Company on November 9, 2010 (the "HHC Businesses") include allocations of certain operating expenses from General Growth Properties, Inc. until the entities were transferred to the Company on November 9, 2010. These costs may not be reflective of the actual level of costs which would have been incurred had the HHC Business operated as an independent, stand-alone entity separate from General Growth Properties, Inc.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2013

THE HOWARD HUGHES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share amounts)
Assets:
Investment in real estate:
Master Planned Community assets	$1,563,122	$1,602,437
Land	252,593	234,190
Buildings and equipment	657,268	545,343
Less: accumulated depreciation	(112,491)	(91,605)
Developments	273,613	207,760

Net property and equipment	2,634,105	2,498,125
Investment in Real Estate Affiliates	32,179	58,790

Net investment in real estate	2,666,284	2,556,915
Cash and cash equivalents	229,197	227,566
Accounts receivable, net	13,905	20,089
Municipal Utility District receivables, net	89,720	86,599
Notes receivable, net	27,953	35,354
Tax indemnity receivable, including interest	319,622	331,771
Deferred expenses, net	12,891	10,338
Prepaid expenses and other assets, net	143,470	130,961

Total assets	$3,503,042	$3,399,593

Liabilities:
Mortgages, notes and loans payable	$688,312	$606,477
Deferred tax liabilities	77,147	75,966
Warrant liabilities	123,573	127,764
Uncertain tax position liability	132,492	129,939
Accounts payable and accrued expenses	170,521	129,848

Total liabilities	1,192,045	1,069,994

Commitments and Contingencies (see Note 10)
Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 39,498,912 shares issued and outstanding as of December 31, 2012 and 37,945,707 shares issued and outstanding as of December 31, 2011	395	379
Additional paid-in capital	2,824,031	2,711,109
Accumulated deficit	(509,613)	(381,325)
Accumulated other comprehensive loss	(9,575)	(5,578)

Total stockholders' equity	2,305,238	2,324,585
Noncontrolling interests	5,759	5,014

Total equity	2,310,997	2,329,599

Total liabilities and equity	$3,503,042	$3,399,593

See Notes to Consolidated and Combined Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012 (Consolidated)	2011 (Consolidated)	2010 (Combined)
	(In thousands, except per share amounts)
Revenues:
Master Planned Community land sales	$182,643	$114,610	$38,058
Builder price participation	5,747	3,816	4,124
Minimum rents	82,621	71,178	66,926
Tenant recoveries	23,351	19,323	18,567
Condominium unit sales	267	22,067	1,139
Resort and conference center revenues	39,782	15,744	—
Other land revenues	18,073	13,133	6,332
Other rental and property revenues	24,402	15,818	7,572

Total revenues	376,886	275,689	142,718

Expenses:
Master Planned Community cost of sales	89,298	70,108	23,388
Master Planned Community operations	40,506	33,647	30,104
Rental property real estate taxes	13,643	10,270	13,718
Rental property maintenance costs	8,655	7,076	6,495
Other property operating costs	63,035	50,549	36,641
Condominium unit cost of sales	96	14,465	1,000
Resort and conference center operations	29,112	13,220	—
Provision for (recovery of) doubtful accounts	1,224	(235)	1,782
General and administrative	34,423	32,342	21,538
Provisions for impairment	—	—	503,356
Depreciation and amortization	24,429	16,782	16,563

Total expenses	304,421	248,224	654,585

Operating income (loss)	72,465	27,465	(511,867)
Interest income	9,437	9,876	369
Interest expense	(964)	—	(2,422)
Warrant liability gain (loss)	(185,017)	101,584	(140,900)
Reduction in tax indemnity receivable	(20,260)	—	—
Equity in earnings from Real Estate Affiliates	3,683	8,578	9,413
Investment in Real Estate Affiliate basis adjustment	—	(6,053)	—
Early extinguishment of debt	—	(11,305)	—

Income (loss) before taxes and reorganization items	(120,656)	130,145	(645,407)
Provision (benefit) for income taxes	6,887	(18,325)	(633,459)
Reorganization items	—	—	(57,282)

Net income (loss)	(127,543)	148,470	(69,230)
Net income attributable to noncontrolling interests	(745)	(1,290)	(201)

Net income (loss) attributable to common stockholders	$(128,288)	$147,180	$(69,431)

Basic earnings (loss) per share:	$(3.36)	$3.88	$(1.84)

Diluted earnings (loss) per share:	$(3.36)	$1.17	$(1.84)

See Notes to Consolidated and Combined Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012 (Consolidated)	2011 (Consolidated)	2010 (Combined)
	(In thousands, except per share amounts)
Comprehensive income (loss), net of tax:
Net income (loss)	$(127,543)	$148,470	$(69,230)
Other comprehensive income (loss):
Interest rate swaps (a)	(2,770)	(3,351)	—
Capitalized swap interest (b)	(1,227)	(600)	—
Pension plan adjustment	—	—	117

Other comprehensive income (loss)	(3,997)	(3,951)	117

Comprehensive income (loss)	(131,540)	144,519	(69,113)
Comprehensive income attributable to noncontrolling interests	(745)	(1,290)	(201)

Comprehensive income (loss) attributable to common stockholders	$(132,285)	$143,229	$(69,314)

(a)
Net of deferred taxes of $0.1 million and $1.0 million for the years ended December 31, 2012 and 2011, respectively.
(b)
Net of deferred taxes of $0.7 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively.

See Notes to Consolidated and Combined Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	GGP Equity	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Ventures	Total Equity
	(In thousands, except shares)
Balance January 1, 2010	—	$—	$—	$—	$1,504,364	$(1,744)	$900	$1,503,520

Net income (loss)		—	—	(528,505)	459,074	—	201	(69,230)
Distributions to noncontrolling interests		—	—	—	—	—	(277)	(277)
Other comprehensive income		—	—	—	—	117	—	117
Issuance of common stock	37,896,259	379	182,284	—	—	—	—	182,663
Stock plan activity	8,247	—	85	—	—	—	—	85
Contributions from GGP prior to the Separation		—	—	—	562,229	—	—	562,229
Transfer from GGP on Effective Date		—	2,525,667	—	(2,525,667)	—	—	—

Balance, December 31, 2010	37,904,506	$379	$2,708,036	$(528,505)	$—	$(1,627)	$824	$2,179,107

Net income		—	—	147,180	—	—	1,290	148,470
Adjustment to noncontrolling interests		—	—	—	—	—	3,700	3,700
Acquisitions		—	—	—	—	—	(777)	(777)
Preferred dividend payment on behalf of subsidiary		—	—	—	—	—	(23)	(23)
Interest rate swaps, net of tax $1,016		—	—	—	—	(3,351)	—	(3,351)
Capitalized swap interest, net of tax $358		—	—	—	—	(600)	—	(600)
Stock plan activity	41,201	—	3,073	—	—	—	—	3,073

Balance, December 31, 2011	37,945,707	$379	$2,711,109	$(381,325)	$—	$(5,578)	$5,014	$2,329,599

Net income (loss)		—	—	(128,288)	—	—	745	(127,543)
Interest rate swaps, net of tax $55		—	—	—	—	(2,770)	—	(2,770)
Capitalized swap interest, net of tax $724		—	—	—	—	(1,227)	—	(1,227)
Warrants exercised	1,525,272	15	108,645	—	—	—		108,660
Stock plan activity	27,933	1	4,277	—	—	—	—	4,278

Balance, December 31, 2012	39,498,912	$395	$2,824,031	$(509,613)	$—	$(9,575)	$5,759	$2,310,997

See Notes to Consolidated and Combined Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012 (Consolidated)	2011 (Consolidated)	2010 (Combined)
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(127,543)	$148,470	$(69,230)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	19,455	14,012	14,582
Amortization	4,974	2,770	1,981
Amortization of deferred financing costs and debt market rate adjustments, net	1,418	1,771	1,260
Amortization of intangibles other than in-place leases	96	297	174
Straight-line rent amortization	(757)	(1,060)	(151)
Deferred income taxes including tax restructuring benefit	4,448	(19,200)	(636,117)
Restricted stock and stock option amortization	4,277	3,073	—
Warrant liability gain (loss)	185,017	(101,584)	140,900
Reduction in tax indemnity receivable	20,260	—	—
Equity in earnings (loss) from Real Estate Affiliates, net of distributions	(35)	(4,410)	(9,413)
Investment in Real Estate Affiliate basis adjustment	—	6,053	—
Provision for doubtful accounts	1,224	(235)	1,782
Provisions for impairment	—	—	503,356
Master Planned Community and development expenditures	(107,144)	(90,078)	(57,138)
Master Planned Community and condominium cost of sales	87,595	79,844	24,388
Reorganization items – finance costs related to emerged entities	—	—	1,311
Non-cash reorganization items	—	—	(2,724)
Net changes *:
Accounts and notes receivable	43,460	27,500	534
Prepaid expenses and other assets	4,110	2,036	18,686
Deferred expenses	(1,995)	404	(2,110)
Accounts payable and accrued expenses	15,112	19,502	112
Other, net	(908)	(2,657)	(82)

Cash provided by (used in) operating activities	153,064	86,508	(67,899)

Cash Flows from Investing Activities:
Real estate and property expenditures	(74,367)	(44,380)	(111,832)
Cash acquired from The Woodlands acquisition, net of cash consideration	—	5,493	—
Reimbursement for infrastructure improvements from municipality	—	5,560	—
Proceeds from dispositions	—	1,429	—
Consideration paid to acquire Millennium Waterway Apartments, net of cash acquired	(2,721)	—	—
Distribution from Millennium Waterway Apartments	6,876	—	—
Proceeds from sales of investment in Real Estate Affiliates	8,579	—	—
Investment in Real Estate Affiliates, Net	(4,552)	—	3
Change in restricted cash	(15,164)	(7,782)	—

Cash used in investing activities	(81,349)	(39,680)	(111,829)

Cash Flows from Financing Activities:
Change in GGP investment, net	—	—	216,518
Proceeds from issuance of mortgages, notes and loans payable	68,410	304,911	—
Principal payments on mortgages, notes and loans payable	(55,832)	(407,027)	(22,109)
Finance costs related to emerged entities	—	—	(1,311)
Deferred financing costs	(2,114)	(3,828)	—
Proceeds from issuance of Management warrants	—	2,000	17,000
Purchase of Sponsors Warrants	(80,548)	—	—
Proceeds from issuance of common stock and warrants to Plan Sponsors	—	—	251,385
Distributions to noncontrolling interests	—	—	(277)

Cash (used in) provided by financing activities	(70,084)	(103,944)	461,206

Net change in cash and cash equivalents	1,631	(57,116)	281,478
Cash and cash equivalents at beginning of year	227,566	284,682	3,204

Cash and cash equivalents at end of year	$229,197	$227,566	$284,682

THE HOWARD HUGHES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012 (Consolidated)	2011 (Consolidated)	2010 (Combined)
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$28,857	$22,158	$21,225
Interest capitalized	27,571	24,062	19,139
Income taxes paid	1,202	—	—
Reorganization items paid	—	—	60,007
Non-Cash Transactions:
Retirement of Sponsors Warrants and issuance of 1,525,272 shares of common stock	(76,264)	—	—
Acquisition of Millennium Waterway Apartments
Land	(15,917)	—	—
Building and equipment	(56,002)	—	—
Other Assets	(2,670)	—	—
Mortgages, notes and loans payable	55,584	—	—
Other liabilities	755	—	—
Reduction in investments in Real Estate Affiliates due to the Millennium Waterway Apartments acquisition	22,405	—	—
Acquisition of 70 CCC
Land	(1,281)	—	—
Building and equipment	(13,089)	—	—
Other Assets	(2,957)	—	—
Mortgages, notes and loans payable	16,037	—	—
Other liabilities	1,290	—	—
Special Improvement District bond transfers associated with land sales	(3,033)	(4,430)	(1,254)
Reduction in investments in Real Estate Affiliates due to The Woodlands acquisition	—	(128,764)	—
Real Estate and property expenditures	8,384	—	—
MPC Land contributed to Real Estate Affiliate	2,190	2,990	—
Change in accrued liability expenditures included in accounts payable and accrued expenses	—	—	(89,514)
Change in Contingent Stock Agreement liability	—	—	(15,000)
Contribution of tax indemnity receivable plus interest from GGP	—	—	323,525
Settlement/conversion to equity of intercompany payables to GGP	—	—	37,328
Contribution to note receivable from GGP	—	—	31,386
Other non-cash GGP equity transactions	—	—	(46,528)
Acquisition note related to The Woodlands (See Note 4)	—	96,500	—
Debt assumed from The Woodlands' acquisition (See Note 4)	—	296,695	—
Prepetition liabilities funded by GGP	—	3,241	—
Purchase of land from GGP	(1,315)	—	—
Mortgage debt market rate adjustment related to emerged entities	—	—	2,749

(*)
As a result of The Woodlands acquisition and consolidation in 2011, changes in certain accounts cannot be derived from the balance sheet because these changes are non-cash related. Please refer to Note 4 – Acquisitions and Dispositions.

See Notes to Consolidated and Combined Financial Statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1    ORGANIZATION

General

The Howard Hughes Corporation's ("HHC" or the "Company") mission is to be the preeminent developer and operator of Master Planned Communities and mixed-use properties. We create timeless places and memorable experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We specialize in the development of master planned communities, and ownership, management, and the development or repositioning of real estate assets currently generating revenues, also called operating assets, as well as other strategic real estate opportunities in the form of entitled and unentitled land and other development rights, also called strategic developments. We are a Delaware corporation that was formed on July 1, 2010 to hold, after receipt via a tax-free distribution, certain assets of General Growth Properties, Inc. ("GGP") and certain of its subsidiaries (collectively, the "Predecessors") pursuant to their plans of reorganization (the "Plan") under Chapter 11 of the United States Code ("Chapter 11"). Pursuant to the Plan, certain of the assets and liabilities of the Predecessors (the "HHC Businesses") were transferred to us and our common stock was distributed to the holders of GGP's common stock and common units (the "Separation") on a pro-rata basis (approximately 32.5 million shares of our common stock) on GGP's date of emergence from bankruptcy, November 9, 2010 (the "Effective Date"). Also as part of the Plan, approximately 5.25 million shares of our common stock and 8.0 million warrants were purchased by certain of the investors sponsoring the Plan for $250.0 million. Unless the context otherwise requires, references to "we," "us" and "our" refer to HHC and its subsidiaries.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Combination and Basis of Presentation

The accompanying financial statements for the years ended December 31, 2012 and 2011 reflect the consolidation of the HHC Businesses with HHC, as of such date, with all intercompany balances and transactions between the HHC Businesses eliminated. The accompanying combined financial statements for the periods prior to the Separation have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") on a carve-out basis from the consolidated financial statements of GGP using the historical results of operations and basis of the assets and liabilities of the transferred businesses and including allocations from GGP. This presentation incorporates the same principles used when preparing consolidated financial statements, including elimination of intercompany transactions. The presentation also includes the accounts of the HHC Businesses in which we have a controlling interest. The noncontrolling equity holders' share of the assets, liabilities and operations are reflected in noncontrolling interests within permanent equity. Accordingly, the Statements of Operations, Comprehensive Income (Loss), Statement of Equity and Statement of Cash Flows presented for the year ended December 31, 2010 reflect the aggregate of operations, changes in equity and cash flows on a carved-out basis for the period from January 1, 2010 through November 9, 2010 and on a consolidated basis for the period from November 10, 2010 through December 31, 2010.

We were formed for the purpose of receiving, via a tax-free distribution, certain assets and assuming certain liabilities of our Predecessors pursuant to the Plan. We conducted no business and had no separate material assets or liabilities until the Separation was consummated. No previous historical financial statements for the HHC Businesses have been prepared and, accordingly, our combined financial statements for periods prior to November 9, 2010 are derived from the books and records of GGP and were carved-out from GGP at a carrying value reflective of the historical cost in GGP's records. Our historical financial results reflect allocations for certain corporate expenses which include,

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

but are not limited to, costs related to property management, human resources, security, payroll and benefits, legal, corporate communications, information services and restructuring and reorganizations. Costs of these services of approximately $8.4 million for 2010 that were allocated or charged to us were based on either actual costs incurred or a proportion of costs estimated to be applicable to us based on a number of factors, most significantly our percentage of GGP's adjusted revenue and assets and the number of properties. We believe these allocations are reasonable; however, these results do not reflect what our expenses would have been had we been operating as a separate, stand-alone public company. In addition, the HHC Businesses were operated as subsidiaries of GGP, which operates as a Real Estate Investment Trust ("REIT"). We operate as a taxable corporation. The carved-out combined financial information included in the 2010 financial statements is not indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone entity during that period shown or of our future performance as an independent, stand-alone entity.

On July 1, 2011, we acquired our partner's economic interest in TWCPC Holdings, L.P., ("The Woodlands Commercial"), The Woodlands Operating Company, L.P. ("The Woodlands Operating") and The Woodlands Land Development Company, L.P. ("The Woodlands MPC", and together with The Woodlands Commercial and The Woodlands Operating, "The Woodlands"), located near Houston, Texas. As a result of the acquisition, we now consolidate The Woodlands' operations in our consolidated financial statements. Prior to such acquisition, we accounted for The Woodlands using the equity method.

Management has evaluated all material events occurring subsequent to the date of the consolidated financial statements up to the date and time this Annual Report is filed.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions and impairment of long-lived assets and goodwill. Estimates and assumptions have also been made with respect to fair value of warrants, options granted and debt, allowance for doubtful accounts, reserves for straight-line rent receivables and notes receivable, and cost ratios. Actual results could differ from these and other estimates.

Investment in Real Estate

Master Planned Community Assets, Land, Buildings and Equipment

Real estate assets are stated at cost less any provisions for impairments. Tenant improvements relating to our operating assets, either paid directly or in the form of construction allowances paid to tenants, are capitalized and depreciated over the shorter of their economic lives or the lease term. Maintenance and repair costs are charged to expense when incurred. Expenditures for significant improvements are capitalized.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

We periodically review the estimated useful lives of properties. Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Asset Type	Years
Buildings and improvements	10-45
Equipment, tenant improvements and fixtures	5-10
Computer hardware and software, and vehicles	3-5

Developments

Predevelopment costs, which generally include legal and professional fees and other directly-related third-party costs associated with specific development properties, are capitalized as part of the property being developed. In the event that management no longer has the ability or intent to complete a development, the costs previously capitalized are expensed (see also our impairment policies in this Note 2 below).

Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized. Real estate taxes and interest costs incurred during construction periods are also capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period.

Our Developments are made up of the following categories:

	December 31,
	2012	2011
	(In thousands)
Land & improvements	$172,614	$150,273
Pre-development costs	78,198	34,686
Condominium rights	22,801	22,801

Total Developments	$273,613	$207,760

Acquisitions of Properties

We account for business combinations in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business combination. Our consolidated financial statements and results of operations reflect an acquired business from the acquisition date.

Investments in Real Estate Affiliates

We account for investments in joint ventures where we own a non-controlling participating interest using the equity method, and investments in joint ventures where we have virtually no influence on the joint venture's operating and financial policies, on the cost method. Under the equity method, the cost of our investment is adjusted for our share of the equity in earnings or losses of such Real Estate Affiliates from the date of investment and reduced by distributions received. Generally, the operating agreements with respect to our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages. We generally also share in the profit and losses, cash flows and other matters relating to our Real Estate Affiliates in accordance with our respective ownership percentages. Any differences between the carrying amount of our investment

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

in the Real Estate Affiliates and our share of the underlying equity of such Real Estate Affiliates are amortized over lives ranging from five to forty-five years. For cost method investments, we recognize earnings to the extent of distributions received from such investments.

Impairment

The generally accepted accounting principles related to accounting for the impairment or disposal of long-lived assets require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below market rate of return. We review our real estate assets (including those held by our Real Estate Affiliates), including operating assets, land held for development and sale and developments for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Impairment indicators for our assets or projects within our Master Planned Communities segment are assessed separately and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future sales. Master Planned Community assets have extended life cycles that may last 20 to 40 years and have few long-term contractual cash flows. Further, Master Planned Community assets generally have minimal to no residual values because of their liquidating characteristics. Master Planned Community development periods often occur through several economic cycles. Subjective factors such as the expected timing of property development and sales, optimal development density and sales strategy impact the timing and amount of expected future cash flows and fair value.

Impairment indicators for our Operating Assets segment are assessed separately for each property and include, but are not limited to, significant decreases in net operating income, significant decreases in occupancy, or low occupancy and significant net operating losses.

Impairment indicators for predevelopment costs in our Strategic Developments segment, which are typically costs incurred during the beginning stages of a potential development, and developments in progress are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects.

Impairment indicators for assets in development in our Strategic Developments segment are assessed separately for each property and include, but are not limited to, significant decreases in comparable property sale prices.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset or, for Master Planned Communities, is expensed as a cost of sales when land is sold. Assets that have been impaired will in the future have lower depreciation and cost of sale expenses, but the impairment will have no impact on cash flow.

With respect to our investment in Real Estate Affiliates, a series of operating losses of an asset or other factors may indicate that a decrease in value has occurred which is other-than-temporary. The investment in each of the Real Estate Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the decrease in value of our investment in a Real Estate Affiliate is deemed to be other-than-temporary, our investment in such Real Estate Affiliate is reduced to its estimated fair value. In addition to the property-specific impairment analysis that we perform on the investment properties, land held for development and sale and developments owned by such joint ventures (as part of our investment property impairment process described above), we also considered the ownership and distribution preferences and limitations and rights to sell and repurchase our ownership interests.

Cash and Cash Equivalents

Highly-liquid investments with maturities at dates of purchase of three months or less are classified as cash equivalents.

Revenue Recognition and Related Matters

Land Sales Revenue

Revenues from land sales are recognized using the full accrual method at closing, when title has passed to the buyer, adequate consideration for the land has been received and we have no continuing involvement with the property. Revenue that is not recognized under the full accrual method is deferred and recognized when the criteria are met or using the installment or cost recovery methods. Revenue related to builder participation rights is recognized when collected.

Cost of land sales is determined as a specified percentage of the land sales revenues recognized for each community development project. These cost ratios are based on actual costs incurred and estimates of future development costs and sales revenues to completion of each project. The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans. Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. For certain parcels of land, however, the specific identification method is used to determine the cost of sales, including acquired parcels that we do not intend to develop or for which development was complete at the date of acquisition. Expenditures in our MPC business to develop land for sale are classified as an operating activity within Master Planned Community and development expenditures in our Consolidated and Combined Statements of Cash Flows.

Rental Revenue

Operating property revenue consists of minimum rent, percentage rent in lieu of fixed minimum rent, overage rent and tenant recoveries.

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases and include base minimum rent and percentage rent in lieu of fixed minimum rent. Percentage rent in lieu of fixed minimum rent recognized from tenants for the years ended December 31, 2012, 2011 and 2010

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

was $3.8 million, $3.9 million and $3.9 million, respectively, and is included in minimum rents in our financial statements. Minimum rent revenues also include amortization related to above and below-market tenant leases on acquired properties.

Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $6.9 million as of December 31, 2012 and $7.6 million as of December 31, 2011, are included in Accounts receivable, net in our financial statements.

Overage rent is recognized on an accrual basis once tenant sales exceed contractual thresholds contained in the lease and is calculated by multiplying the tenant sales in excess of the minimum amount by a percentage defined in the lease. Overage rent of approximately $2.8 million, $3.0 million, and $3.4 million for 2012, 2011 and 2010, respectively, is included in Other rental and property revenues.

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

Condominium Unit Sales

Nouvelle at Natick was a 215-unit residential condominium project, located in Natick, Massachusetts. Pursuant to the Plan, only the unsold units at Nouvelle at Natick on the Effective Date were distributed to us and no deferred revenue or sales proceeds from unit closings prior to the Effective Date were allocated to us. Income related to unit sales subsequent to the Effective Date was accounted for on a unit-by-unit full accrual method. As of December 31, 2012, all units were sold at Nouvelle at Natick.

Other Rental and Property Revenue

In the normal course of business, we may change our intent to hold a development asset and market it for sale. We recognize as revenue the proceeds related to these sales of development assets.

Allowance for Doubtful Accounts

We record allowances against our rent receivables from tenants and other receivables that we consider uncollectible. These allowances are reviewed periodically and are based on management's estimate of receivables that will not be realized in subsequent periods. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history, current credit status and if they are currently occupying the space in developing these estimates. The allowance against our straight-line rent receivable is based on historical experience with early lease terminations, as well as specific review of significant tenants and tenants that are having known financial difficulties.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the changes in allowance for doubtful accounts:

	2012	2011	2010
	(In thousands)
Balance as of January 1	$8,496	$10,966	$11,455
Provision (Recovery) *	1,224	(235)	1,782
Write-offs	(806)	(2,235)	(2,271)

Balance as of December 31	$8,914	$8,496	$10,966

*
Collection of significantly aged receivables previously reserved resulted in no provision in 2011.

Municipal Utility District receivables

In Houston, Texas, certain development costs are reimbursable through the creation of Municipal Utility District ("MUDs", also known as Water Control and Improvement Districts) receivables, which are separate political subdivisions authorized by Article 16, Section 59 of the Texas Constitution and governed by the Texas Commission on Environmental Quality ("TCEQ"). MUDs are formed to provide municipal water, waste water, drainage services, recreational facilities and roads to those areas where they are currently unavailable through the regular city services. Typically, the developer advances funds for the creation of the facilities, which must be designed, bid and constructed in accordance with the City of Houston's and TCEQ requirements. The developer initiates the MUD process by filing the applications for the formation of the MUD, and once the applications have been approved, a board of directors is elected for the MUD and given the authority to issue ad valorem tax bonds and the authority to tax residents. The MUD Board authorizes and approves all MUD development contracts and pay requests. The Company estimates the costs it believes will be eligible for reimbursement for MUD receivables and subject to TCEQ approval. MUD bond sale proceeds are used to reimburse the developer for its construction costs, including interest. MUD taxes are used to pay the debt service on the bonds and the operating expenses of the MUD. The Company estimates the costs it believes will be eligible for reimbursement as MUD receivables and has not incurred any debt relating to the MUDs. MUD receivables are shown net of an allowance of $5.3 million and $5.8 million as of December 31, 2012 and 2011, respectively.

Notes Receivable

Notes receivable includes amounts due from builders for previously sold lots, primarily at our Maryland Master Planned Community and a note from GGP received at the Effective Date in connection with the Plan. The GGP note, also known as the Arizona II lease, had a balance of $19.3 million and $25.2 million as of December 31, 2012 and 2011, respectively. The GGP note is fully amortizing, carries an interest rate of 4.41%, and cash payments under the note are approximately $6.9 million per year through the end of 2015. Also included in Notes receivable are notes receivable from various tenants, net of an allowance for uncollectible notes receivable, of $0.8 million as of both December 31, 2012 and 2011.

We estimate the allowance for uncollectible notes receivable based on our assessment of expected receipts of future cash flows with consideration given to any collateral securing the respective note.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Income Taxes

Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates currently in effect. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, is included in the deferred tax provision. There are events or circumstances that could occur in the future that could limit the benefit of deferred tax assets. In addition, we recognize and report interest and penalties, if necessary, related to uncertain tax positions within our provision for income tax expense.

In two of our Master Planned Communities, gains with respect to sales of land for commercial use are reported for tax purposes on the percentage of completion method. Under the percentage of completion method, a gain is recognized for tax purposes as costs are incurred in satisfaction of contractual obligations. The method used for determining the percentage complete for income tax purposes is different than that used for financial statement purposes. In addition, the same two Master Planned Communities report gains with respect to sales of land for single family residences using the completed contract method. Under the completed contract method, a gain is recognized for tax purposes when 95% of the costs of our contractual obligations are incurred or the contractual obligation is transferred.

Tax Indemnity Receivable

As further described in Note 9 "Income Taxes", GGP has indemnified us from and against a portion of taxes related to sales of certain assets in our Master Planned Communities segment as well as any interest or penalties assessed by the Internal Revenue Service that are attributable to those taxes. We recognize a tax indemnity receivable for an amount equal to the indemnified liability we have recorded, including interest and penalties, reduced for our cumulative utilization of certain of our tax assets that contractually limits the amount we can receive pursuant to the Tax Matters Agreement. Interest income related to the tax indemnity receivable is recognized as interest income in our Consolidated and Combined Statements of Operations. Reductions to the tax indemnity receivable attributable to a corresponding indemnified liability or recognition of contractual limitations incurred are recorded as Reduction in tax indemnity receivable in our Consolidated and Combined Statements of Operations.

Deferred Expenses

Deferred expenses consist principally of financing fees and leasing costs and commissions. Deferred financing fees are amortized to interest expense using the effective interest method (or other methods which approximate the effective interest method) over the terms of the respective financing agreements. Deferred leasing costs and commissions are amortized using the straight-line method over periods that approximate the related lease terms. Deferred expenses in our Consolidated Balance Sheets are shown at cost, net of accumulated amortization, of $12.9 million and $10.3 million as of December 31, 2012 and 2011, respectively.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Stock Plans

We apply the provisions of ASC 718 ("Stock Compensation") in our accounting and reporting for stock-based compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. All unvested options outstanding under our option plans have grant prices equal to the market price of the Company's stock on the dates of grant. Compensation cost for restricted stock is determined based on the fair market value of the Company's stock at the date of grant.

Earnings Per Share

Basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and nonvested stock issued under stock-based compensation plans is computed using the "treasury stock" method. The dilutive effect of the Sponsors Warrants and Management Warrants is computed using the if-converted method. Gains associated with the Sponsors Warrants and Management Warrants are excluded from the numerator in computing diluted earnings per share because inclusion of such gains in the computation would be anti-dilutive.

In connection with the Separation on November 9, 2010, GGP distributed to its stockholders 32.5 million shares of our common stock and approximately 5.25 million shares were purchased by certain investors sponsoring the Plan. This share amount is used in the calculation of basic and diluted EPS for the year ended December 31, 2010 as our common stock was not traded prior to November 9, 2010 and there were no dilutive securities in the prior periods.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Information related to our EPS calculations is summarized as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Basic EPS:
Numerator:
Net income (loss)	$(127,543)	$148,470	$(69,230)
Net income attributable to noncontrolling interests	(745)	(1,290)	(201)

Net income (loss) attributable to common stockholders	$(128,288)	$147,180	$(69,431)

Denominator:
Weighted average number of common shares outstanding	38,127	37,908	37,726

Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$(128,288)	$147,180	$(69,431)
Less: warrant liability gain	—	(101,584)	—

Adjusted net income (loss) available to common stockholders	$(128,288)	$45,596	$(69,431)

Denominator:
Weighted average number of common shares outstanding	38,127	37,908	37,726
Warrants	—	1,074	—

Weighted average diluted common shares oustanding	38,127	38,982	37,726

Basic earnings (loss) per share	$(3.36)	$3.88	$(1.84)
Diluted earnings (loss) per share	$(3.36)	$1.17	$(1.84)

The diluted EPS computations as of December 31, 2012 exclude 861,940 stock options, 57,933 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsors Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti-dilutive.

Additionally, stock options of 715,137 and restricted stock of 42,553 as of December 31, 2011 and 10,683,726 Sponsors and Management Warrants outstanding as of December 31, 2010 were not included in the computation of diluted EPS above because to do so would have been anti-dilutive.

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-04, "Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income" in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In June 2011, FASB issued a new standard which changes the requirements for presenting comprehensive income in the financial statements. The new standard eliminates the option to present other comprehensive income ("OCI") in the statement of stockholders' equity and instead requires net income, components of OCI, and total comprehensive income to be presented in one continuous statement or two separate but consecutive statements. The standard was effective for us beginning with our first quarter 2012 reporting and was applied retrospectively. We elected to present OCI in two separate but consecutive statements in our previous filings and accordingly, the effective date of this standard did have an effect on our results of operations, financial position, or cash flows in our consolidated financial statements.

In May 2011, the FASB issued "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the U.S. GAAP and IFRSs", and it is effective for fiscal years beginning after December 15, 2011. The adoption of this policy did not have an impact on our financial statements. No other new accounting pronouncements have been issued which impact or could impact the prior, current or subsequent years.

Reorganization Items

Reorganization items are expense or income items that were incurred or realized by certain of our subsidiaries as a result of the Chapter 11 Cases and are presented separately in the Consolidated and Combined Statements of Operations. These items include professional fees and similar types of expenses and gains and interest earned on cash accumulated by certain of our subsidiaries, all as a result of the Chapter 11 Cases. Reorganization items specific to the HHC Businesses have been allocated to us and have been reflected in our combined financial statements and in the tables presented below.

The key employee incentive program (the "KEIP") was intended to retain certain key employees of GGP during the pendency of the Chapter 11 Cases and provided for payment (in two installments) to these GGP employees upon successful emergence from bankruptcy. The first KEIP payment was made by GGP on November 12, 2010. As certain of these employees became our employees on the Effective Date, a portion of the KEIP was deemed to relate to us and therefore, we recognized our KEIP expense in the period from the date the KEIP was approved by the Bankruptcy Court (October 2009) to the Effective Date, in reorganization items on the Combined Statements of Operations in the amount of $13.5 million for the year ended December 31, 2010.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Reorganization items are as follows:

Reorganization Items	December 31, 2010
(In thousands)
Gains on liabilities subject to compromise – vendors (a)	$(791)
Gains on liabilities subject to compromise, net – mortgage debt (b)	(2,749)
Interest income (c)	(16)
U.S. Trustee fees	571
Restructuring costs (d)	60,267

Total reorganization items	$57,282

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

Prior Period Reclassifications

Certain amounts in 2011 and 2010 have been reclassified to conform to the 2012 presentation. The significant reclassifications for the year ended December 31, 2011 are as follows: (a) $2.2 million of Land, $11.4 million of Buildings and equipment, along with $0.9 million in Accumulated depreciation into Developments to align with our segment presentation; (b) $4.4 million representing certain credits from Accounts receivable to Accounts payable and accrued expenses to present certain items on a gross basis; (c) $2.4 million from Investment in Real Estate Affiliates to Master Planned Community assets as a reallocation of purchase accounting adjustments; (d) $3.8 million from Investment in Real Estate Affiliates to Prepaid and other assets and; (e) certain salaries and overhead costs relating to land development activities for The Woodlands from general and administrative expenses to Master Planned Community operations of $3.2 million. There were no significant reclassifications in 2010.

NOTE 3    SPONSORS AND MANAGEMENT WARRANTS

On November 9, 2010 (the "Effective Date"), we issued warrants to purchase 8.0 million shares of our common stock to certain of the sponsors of the Plan (the "Sponsors Warrants") with an estimated initial value of approximately $69.5 million. The initial exercise price for the warrants of $50.00 per share is subject to adjustment for future stock dividends, splits or reverse splits of our common stock or certain other events.

In November 2010 and February 2011, we entered into certain warrant agreements (the "Management Warrants") with David R. Weinreb, our Chief Executive Officer, Grant Herlitz, our President, and Andrew C. Richardson, our Chief Financial Officer, in each case prior to his appointment to such position. The Management Warrants represent 2,862,687 underlying shares, which may be adjusted pursuant to a net settlement option; and were issued pursuant to such agreements at fair value in

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

exchange for a combined total of approximately $19.0 million in cash from such executives at the commencement of their respective employment. Mr. Weinreb's and Mr. Herlitz's warrants have exercise prices of $42.23 per share and Mr. Richardson's warrants have an exercise price of $54.50 per share. Generally, the Management Warrants become exercisable in November 2016 and expire by February 2018.

On December 7, 2012, the affiliates of Blackstone Real Estate Partners and the Fairholme Funds, each sold their sponsor warrants totaling 333,333 and 1,916,667, respectively, to HHC for $30.00 cash per warrant. These transactions were accounted for as the settlement of a liability for cash consideration of $67.5 million. On November 9, 2012, Brookfield Asset Management, Inc. ("Brookfield"), one of our sponsors, exercised their warrants to purchase 1,525,272 shares of our common stock at an exercise price of $50.00 per warrant, or $76.3 million. In addition, Brookfield sold their remaining warrants to purchase 2,308,061 shares of our common stock to HHC for $89.3 million. The cash consideration paid to Brookfield net of the exercise price was $13.0 million. As a result of these transactions, $108.6 million of additional paid-in capital was recorded in our financial statements in the year ended December 31, 2012. The Sponsors Warrants expire on November 9, 2017.

The estimated $58.5 million fair value for the Sponsors Warrants representing warrants to purchase 1,916,667 shares and estimated $65.1 million fair value for the Management Warrants outstanding as of December 31, 2012, have been recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsors Warrants and Management Warrants were $102.6 million and $25.2 million, respectively, as of December 31, 2011. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data. Decreases and increases in the fair value of the Sponsors Warrants and the Management Warrants are recognized as either warrant liability gains or losses, respectively, in the Consolidated and Combined Statements of Operations.

NOTE 4    ACQUISITIONS AND DISPOSITIONS

On August 15, 2012, we acquired 70 Columbia Corporate Center ("70 CCC"), a 169,590 square foot Class A office building located in the Columbia, Maryland Town Center by assuming a mortgage note from its lender, which encumbered the property and provided a participation right to the lender for 30% of the appreciation in the market value of the property after our preferred return. The note bears interest at 4.25% and matures on August 31, 2017. The building was approximately 23.7% leased at closing. Simultaneous with the closing of the transaction, we executed a lease for 76,308 square feet that will increase occupancy to approximately 68.7% when the tenant takes possession, which is estimated to occur in March 2013. As part of the transaction, we deposited approximately $5.0 million into an escrow account for capital expenditures, tenant improvements and leasing costs at the property. To the extent available, we are entitled to a 10% cumulative preferred return, after debt service, on our invested capital in the property. Cash flow is then split pro-rata based on our original contributed equity of $5.0 million plus any additional equity contributed and the loan amount. Excess proceeds from a capital event, after repayment of outstanding debt and the preferred return will be split 30% to the lender and 70% to us. The acquisition was recorded at fair value of $17.5 million and consists of land and a building that was valued as if it were vacant and the "as-if-vacant" value was allocated between the land and building. The "as-if-vacant" value was derived by estimating the value of the property assuming it was generating stabilized cash flows using market lease, capitalization and discount rates based on recent comparable market transactions, reduced by the estimated lease-up and carrying costs that we would incur to achieve stabilized cash flow if the property were vacant. The fair value of

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

the liabilities assumed was determined using a discounted cash flow analysis. 70 CCC is included in our Operating Assets segment.

On July 6, 2012, we sold 11.5 acres including 104,705 square feet of mostly vacant retail space at Alameda Plaza in Pocatello, Idaho for $4.5 million. Our net earnings recognized on the sale was $2.0 million. As the sale of certain development assets is an integral part of our business strategy, we recognize the proceeds as revenue in the Consolidated and Combined Statements of Operations.

On May 31, 2012, we acquired our partner's interest in the 393-unit Millennium Waterway Apartments for $6.9 million, following the funding of a $55.6 million ten-year non-recourse mortgage bearing a 3.75% interest rate. Total assets of $78.6 million and liabilities of $56.4 million, including the recently funded loan, were consolidated into our financial statements at fair value as of the acquisition date, and no gain or loss was recognized. Prior to the acquisition, we accounted for our investment in Millennium Waterway Apartments under the equity method. We now own 100% of this stabilized Class A multi-family property located in The Woodlands Town Center. Included in the Consolidated and Combined Statements of Operations are revenues of $4.4 million and net loss of $1.3 million since the acquisition date, for the year ended December 31, 2012. Following this acquisition, we entered into a new joint venture with the same partner to construct a 314-unit Class A multi-family property. Please refer to Note 5 – Real Estate Affiliates for information about the new joint venture.

On July 1, 2011, we acquired for $117.5 million our partner's 47.5% economic interest (represented by a 57.5% legal interest) in The Woodlands. We made the acquisition so that we could control attractive residential and commercial assets and to internalize The Woodlands platform to benefit our MPC business. As a result of the acquisition, we now consolidate The Woodlands operations and our consolidated financial statements are therefore not comparable to prior periods. Please refer to Note 17 – Segments for a presentation of the results as if we consolidated The Woodlands for all periods presented. On the acquisition date, The Woodlands had approximately 1,324 acres of unsold residential land, representing approximately 4,395 lots, and approximately 962 acres of unsold land for commercial use. The Woodlands also had full or partial ownership interests in commercial properties totaling approximately 434,328 square feet of office space, 203,282 square feet of retail and service space, 865 rental apartment units, a 440-room resort and conference center facility and a 36-hole golf and country club. We paid $20.0 million in cash at closing and the remaining $97.5 million of the purchase price was represented by a non-interest bearing promissory note which we repaid from available cash on hand on December 1, 2011. There was no contingent consideration related to this acquisition.

The assets and liabilities of The Woodlands were consolidated into our financial statements at fair value as of the acquisition date according to the following methodologies:

  •
  The fair value of the Master Planned Community assets, which consists of residential and commercial land held for development and sale, was determined using a discounted cash flow analysis;

  •
  The fair value of the commercial properties acquired, consisting of land and buildings, was determined by valuing the property as if it were vacant, and the "as-if-vacant" value was then allocated between land and buildings. The "as-if-vacant" values were derived from several sources which primarily included a discounted cash flow analysis using discount and capitalization rates based on recent comparable market transactions, where available. The buildings are depreciated over the estimated useful life of 40 years using the straight-line method;

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

  •
  The value of above-market and below-market in-place leases for The Woodlands operating assets was based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between: (1) the contractual amounts to be paid pursuant to the in-place leases; and (2) management's estimate of current market lease rates, measured over the remaining non-cancelable lease term. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to minimum rents over the lease term. None of the below market in-place leases at The Woodlands contained fixed rate renewal options, and as a result, the fair value calculation of the below market lease intangibles at acquisition was not impacted by options to renew;

  •
  The estimated fair value for in-place leases included an estimate of carrying costs during the expected lease-up periods. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we included such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions;

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

On the acquisition date, we consolidated $587.6 million of assets and $338.6 million of liabilities relating to The Woodlands. Consolidation of The Woodlands net assets resulted in a $3.9 million after-tax loss on the remeasurement of the carrying value of our existing 52.5% economic interest which had a $134.8 million net book value at June 30, 2011. The loss is recorded in the Investment in real estate affiliate basis adjustment line on our Consolidated and Combined Statements of Operations. For periods prior to July 1, 2011, our investment in The Woodlands was accounted for using the equity method.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes amounts recorded for the assets acquired and liabilities assumed at the acquisition date:

(In thousands)
Master Planned Community Assets	$267,251
Land	44,597
Buildings and equipment	116,061
Investments in Real Estate Affiliates	36,764
Cash	25,492
Accounts receivable	7,548
Notes receivable	3,189
Municipal Utility District receivables	61,700
Other assets	24,956

Total assets	587,558

Mortgages, notes and loans payable	(296,695)
Accounts payable and accrued expenses	(41,900)
Noncontrolling interests	(3,700)

Total liabilities and noncontrolling interests	(342,295)

Total identifiable net assets	$245,263

Included in the Consolidated and Combined Statement of Operations since the acquisition date are revenues of $84.6 million and net income of $0.5 million for the six months ended December 31, 2011. The net income includes the impact of purchase accounting adjustments, including a $6.1 million increase in cost of sales to reflect the step-up in basis of finished lot inventory sold during the six months ended December 31, 2011.

Pro Forma Information

The following pro forma information for the years ended December 31, 2011 and 2010 was prepared as if The Woodlands acquisition had occurred as of the beginning of such period:

	Year Ended December 31,
	2011	2010
	(In thousands)
Total revenues	$357,472	$294,310
Net income (loss)	157,520	(52,081)

Pro forma adjustments were made for: (1) purchase accounting, including; (a) depreciation for the step-up in basis for property, plant and equipment; (b) amortization of in-place and above/below market leases; (c) cost of sales increase for step-up in land basis for finished lots acquired and sold; and (d) elimination of amortization of deferred financing costs, prepaid commissions and deferred profits and; (2) adjustments for interest expense which is capitalizable in accordance with our interest capitalization policy. We applied a 36% effective tax to The Woodlands results in order to compute pro forma net income (loss). The pro forma information is not necessarily indicative of the results that would have occurred had the acquisition occurred as of the beginning of the period presented, nor is it necessarily indicative of future results.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 5    REAL ESTATE AFFILIATES

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

In accordance with ASC 810, as amended, we assess our joint ventures at inception to determine if any meet the qualifications of a variable interest entity ("VIE"). We consider a partnership or joint venture a VIE if: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity); or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, we reassess our initial determination of whether the partnership or joint venture is a VIE. We also perform a qualitative assessment of each VIE to determine if we are the primary beneficiary, as required by ASC 810, as amended.

We account for investments in joint ventures deemed to be variable interest entities for which we are not considered to be the primary beneficiary using the equity method, and investments in joint ventures where we have virtually no influence on the joint venture's operating and financial policies, on the cost method. Generally, the operating agreements with respect to our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages.

The aggregate carrying value of the unconsolidated VIEs was $7.8 million and $3.2 million as of December 31, 2012 and 2011, respectively, and was classified as Investments in Real Estate Affiliates in the Consolidated Balance Sheets. Because these joint ventures are in the predevelopment stage, there were no earnings for the years ended December 31, 2012 and 2011. We did not participate in any VIEs in 2010. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees on behalf of these VIEs.

Our recent and more significant VIEs and the related accounting considerations are discussed below.

ONE Ala Moana Condominium Development Joint Venture

On October 11, 2011, we entered into a joint venture with two local developers and formed HHMK Development, LLC to explore the development of a luxury condominium tower at the Ala Moana Center, Honolulu, HI. As we and our partner each own 50% of the venture and unanimous consent of the partners is required for all major decisions, we account for our investment in the venture using the equity method.

On June 14, 2012, we formed another 50/50 joint venture, KR Holdings, LLC ("KR Holdings"), with the same partner. The initial capital contribution which, is due at closing for the construction loan, will include our interest in the condominium declaration and condominium rights for the condominium tower, owned by our wholly owned subsidiary and cash from our partner. We anticipate the construction loan to close in June 2013. We determined that KR Holdings is a VIE, and that we are not the primary beneficiary. Accordingly, we account for our investment in KR Holdings using the

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

equity method. On September 17, 2012, KR Holdings closed on two $20.0 million non-recourse mezzanine loan commitments with List Island Properties, LLC and A & B Properties, Inc. These loans have a blended interest rate of 12%, must be drawn in full at the construction loan closing date and mature on April 30, 2018 with the option to extend for one year. In addition to the mezzanine loans, A & B Properties and List Island Properties, LLC, both have a profit interest in KR Holdings, LLC, which entitles them to receive a share of the profits after we get a return of our capital plus a 13% preferred return on our capital. LIST Co., Ltd., the parent of List Island Properties, LLC, is the exclusive representative for buyers in Japan for the residences. The venture may draw $3.0 million of the $40.0 million provided by the mezzanine lenders to fund the predevelopment costs of the venture. Per the terms of the mezzanine loans, the venture is not required to repay this $3.0 million if the construction loan fails to close or the project fails to go forward. Of the committed predevelopment costs, $2.6 million has been funded as of December 31, 2012, of which $2.0 million is non-interest bearing.

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

Bridges at Mint Hill Joint Venture

On September 8, 2011, we entered into a joint venture with the owner of land adjacent to our property, located near Charlotte, NC to develop a shopping center on our combined properties. On October 30, 2012, we contributed $4.5 million in cash to the Bridges at Mint Hill joint venture in accordance with the joint venture's operating agreement. The cash was used to repay a mortgage secured by the land contributed by our partner. As a result of our additional contribution, our ownership percentage increased from 79.0% to 90.5%, and we now have the ability to direct the significant economic activities of the entity; therefore, we began consolidating this joint venture in the fourth quarter of 2012. Predevelopment costs incurred through December 31, 2012 total $0.8 million.

Millennium Woodlands Phase II, LLC

On May 14, 2012, we entered into a joint venture, Millennium Woodlands Phase II, LLC ("Millennium Phase II"), with the same partner from Millennium Waterway Apartments as discussed in Note 4 for the construction of a 314-unit Class A multi-family complex in The Woodlands Town Center. Our partner is the managing member of Millennium Phase II. As the managing member, our partner controls, directs, manages and administers the affairs of Millennium Phase II. Millennium Phase II is a variable interest entity, and although we have an 81.4% majority ownership interest in the joint venture, we determined that we are not the primary beneficiary because our partner has the power to direct activities that most significantly impact the economic performance of the joint venture and therefore we report our interest on the equity method. On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million to the joint venture, our partner's contribution of $3.0 million in cash and by a construction loan in the amount of $37.7 million which is guaranteed by our partner. The development of Millennium Phase II further expands our multi-family portfolio in The Woodlands Town Center.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Other

Our interest in Westlake Retail Associates, Ltd. ("Circle T Ranch") and 170 Retail Associates ("Circle T Power Center"), and together with Circle T Ranch, ("Circle T"), located in the Dallas/Fort Worth, Texas area is held through joint venture entities in which we own non-controlling interests and are unconsolidated and accounted for on the equity method. Woodlands Sarofim #1 Ltd. ("Woodlands Sarofim") industrial buildings and Stewart Title of Montgomery County, Inc. ("Stewart Title"), both are located in The Woodlands, are reflected in our financial statements as non-consolidated joint ventures and are accounted for on the equity method.

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011	2010
	(In percentages)		(In thousands)		(In thousands)
Equity Method Investments
The Woodlands (a)			$—	$—	$—	$3,731	$9,417
Bridges at Mint Hill, LLC (b)	90.50%	79.00%	—	180	—	—	—
Circle T	50.00%	50.00%	9,004	9,004	—	(1)	(4)
Forest View Apartments (c) (d)	—	50.00%	—	5,358	2	5	—
HHMK Development, LLC	50.00%	50.00%	1,257	—	—	—	—
KR Holdings, LLC	50.00%	—	—	—	—	—	—
Millennium Waterway Apartments (e)	100.00%	83.55%	—	21,998	407	682	—
Millennium Woodlands Phase II, LLC	81.43%	—	2,190	—	—	—	—
Parcel D Development, LLC	50.00%	50.00%	4,330	2,990	—	—	—
Stewart Title (c)	50.00%	50.00%	3,871	3,643	902	204	—
Timbermill Apartments (c) (d)	—	50.00%	—	3,988	2	—	—
Woodlands Sarofim #1 (c)	20.00%	20.00%	2,450	2,456	(6)	64	—
Other Investments			300	—	—	—	—

			23,402	49,617	1,307	4,685	9,413
Cost basis investments (f)			8,777	9,173	2,376	3,893	—

Investment in Real Estate Affiliates			$32,179	$58,790	$3,683	$8,578	$9,413

(a)
As of July 1, 2011, The Woodlands is consolidated and no longer a Real Estate Affiliate (please refer to Note 4 – Acquisitions and Dispositions). Prior to July 1, 2011, we owned a 52.5% economic interest in The Woodlands.
(b)
On October 30, 2012, we contributed $4.5 million to repay a mortgage secured by the land contributed by our partner. As a result, our ownership percentage increased from 79.0% to 90.5% and we now have the ability to direct the significant economic activities of the entity. We began consolidating this joint venture in the fourth quarter of 2012.
(c)
Equity investment consolidated into our financial statements as part of the acquisition of our partner's economic interest in The Woodlands on July 1, 2011.
(d)
On April 19, 2012, the joint ventures owning the Forest View and Timbermill Apartments completed their sale to a third party. Our share of the distributable cash, after repayment of debt and transaction expenses, was $8.6 million.
(e)
On May 31, 2012, we acquired our partner's interest for $6.9 million and consolidated this property.
(f)
Includes dividends received from Summerlin Hospital Medical Center.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of December 31, 2012, approximately $9.9 million of indebtedness was secured by the properties owned by our Real Estate Affiliates of which our share was approximately $3.9 million based upon our economic ownership. All of this debt is without recourse to us.

NOTE 6    IMPAIRMENT

General

There were no impairment charges for the years ended December 31, 2012 and 2011. Park West continues to suffer from a weak market, and its occupancy at December 31, 2012 and 2011 was 68.2% and 64.9%, respectively. During 2012, we leased approximately 18,500 square feet to a well-known restaurant/entertainment tenant who will take occupancy in 2013 and increase occupancy to 75.6%. We continue to focus on occupancy by attracting tenants who can drive increased traffic during the day and evening. If we are unsuccessful at increasing occupancy and traffic, many of our existing tenants may be unable to continue to occupy their leased spaces because their sales volume will likely be inadequate to support their operating costs, which could reduce our expected cash flows and result in a significant impairment. Our expected cash flows could also be reduced if we changed our plans and determined that we should realize the assets' value through sale, and the period we intend to hold the asset is reduced.

Impairment charges totaled $503.4 million for the year ended December 31, 2010. These charges are included in the Provisions for impairment in our Consolidated and Combined Statements of Operations for the year ended December 31, 2010. At December 31, 2010, although an additional four regions or projects within our Master Planned Communities segment and four additional operating properties had carrying values in excess of estimated fair values based on current occupancy levels, cash flow and use of the property, no provisions for impairment were considered necessary for such projects and properties.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table presents a summary of all impairment provisions and the corresponding fair value measurements:

Impaired Asset	Location	Method of Determining Fair Value	Total Fair Value Measurement Year Ended December 31, 2010	Total Loss Year Ended December 31, 2010
			(In thousands)
Master Planned Communities:
Maryland – Gateway (e)	Howard County, MD	Projected sales price analysis (a) (c)	$1,649	$2,613
Maryland – Columbia (e)	Columbia, MD	Projected sales price analysis (a) (c)	34,823	56,798
Summerlin – South (e)	Las Vegas, NV	Projected sales price analysis (a) (c)	203,325	345,920

			239,797	405,331

Operating Assets:
Landmark (e)	Alexandria, VA	Discounted cash flow analysis (a) (c)	23,750	24,434
Riverwalk Marketplace (g)	New Orleans, LA	Discounted cash flow analysis (c)	10,179	55,975
Various pre-development costs		(b)	—	514

			33,929	80,923

Strategic Developments:
Century Plaza Mall (f)	Birmingham, AL	Projected sales price analysis (a) (d)	4,500	12,899
Nouvelle at Natick (e)	Natick, MA	Discounted cash flow analysis (c)	13,413	4,135
Various pre-development costs		(b)	—	68

			17,913	17,102

Total			$291,639	$503,356

(a)
Projected sales price analysis incorporates available market information and other management assumptions.
(b)
Related to the write-down of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated.
(c)
These impairments were primarily driven by the carrying value of the assets, including costs expected to be incurred, not being recoverable by the projected sales price of such assets.
(d)
These impairments were primarily driven by management's changes in current plans with respect to the property and measured based on the value of the underlying land, which is based on comparable property market analysis or a projected sales price analysis that incorporates available market information and other management assumptions as these properties are either no longer operational or operating with no or nominal income.
(e)
The fair value was calculated on a discounted cash flow analysis using a discount rate of 20.0%.
(f)
The fair value is based on estimated sales value.
(g)
The fair value was calculated based on a discounted cash flow analysis using a property specific discount rate and a residual capitalization rate of 8.5% for both computations.

No provisions for impairment were recorded for the years ended December 31, 2012, 2011 and 2010 related to our investments in Real Estate Affiliates.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 7    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents, for each of the fair value hierarchy levels required under ASC 820, "Fair Value Measurement," our assets and liabilities that are measured at fair value on a recurring basis.

	December 31, 2012				December 31, 2011
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)				(In thousands)
Liabilities
Warrants	$123,573	—	—	$123,573	$127,764	—	—	$127,764
Interest rate swaps	$7,183	—	$7,183	—	$4,367	—	$4,367	—

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

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) which are our Sponsors and Management Warrants:

	December 31,
	2012	2011	2010
	(In thousands)
Beginning of year	$127,764	$227,348	$—
Warrant liability loss (gain) (a)	185,017	(101,584)	140,900
Settlements (b)	(189,208)	—	—
Purchases	—	2,000	86,448

End of year	$123,573	$127,764	$227,348

(a)
The unrealized loss during 2012 related to the Sponsors and Management Warrants held as of December 31, 2012 was $73.8 million. The losses and gains for 2011 and 2010, respectively, were all unrealized.

(b)
Settlements were for $80.5 million in cash and 1,525,272 shares of our common stock. Please refer to Note 3 – Sponsors and Management Warrants.

The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data. Changes in the fair value of the Sponsors Warrants and the Management Warrants are recognized in earnings as a warrant liability gain or loss.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The significant unobservable input used in the fair value measurement of our warrants designated as Level 3 as of December 31, 2012 is as follows:

	Fair Value	Valuation Technique	Unobservable Input	Volatility
	(In thousands)
Warrants	$123,573	Option Pricing Valuation Model	Expected Volatility (a)	29%

(a)
Based on the asset volatility of comparable companies.

The expected volatility in the table above is a significant unobservable input used to estimate the fair value of our warrant liabilities. An increase in expected volatility would increase the fair value of the liability, while a decrease in expected volatility would decrease the fair value of the liability.

The following tables summarize our assets and liabilities that were measured at fair value on a non-recurring basis and include (1) Investment in Real Estate Affiliates related to the fair value based on purchases of our previously held equity investments; (2) impairment charges recorded in 2010 related to the fair value of owned properties and the fair value of debt related to properties that emerged from bankruptcy.

Investment in Real Estate Affiliates	Total Fair Value Measurement as of December 31,		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Loss Year Ended December 31,
	(In thousands)
2012	$22,405	(a)	$22,405	$—	$—		$—
2011	$128,764	(b)	$—	$—	$128,764	(b)	$6,053	(c)

(a)
We measured our equity interest in Millennium Waterway Apartments based on our purchase of our partner's 23.5% economic interest in Millennium Waterway Apartments. We used Level 1 inputs for the cash payment.
(b)
Represents the fair value of our previously held equity investment in The Woodlands as of the acquisition date. The fair value was derived from the fair value of the assets and liabilities acquired in The Woodlands acquisition, which is further discussed in Note 4 – Acquisitions and Dispositions. As of the acquisition date, The Woodlands financial condition and results of operations were consolidated.
(c)
Represents the loss on remeasurement of our previously held equity investment in The Woodlands.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Total Fair Value Measurement as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Loss) Gain – Year Ended December 31, 2010
	(In thousands)
Impairment Charges
Master Planned Communities:
Maryland – Columbia (a)	$34,823	$—	$—	$34,823	$(56,798)
Maryland – Gateway (a)	1,649	—	—	1,649	(2,613)
Summerlin South (a)	203,325	—	—	203,325	(345,920)
Operating Assets:
Landmark Mall (b)	23,750	—	—	23,750	(24,434)
Riverwalk Marketplace (c)	10,179	—	—	10,179	(55,975)
Strategic Developments:
Century Plaza Mall (b)	4,500	—	—	4,500	(12,899)
Nouvelle at Natick (a)	13,413	—	—	13,413	(4,135)

Total investments in real estate	$291,639	$—	$—	$291,639	$(502,774)

Debt
Fair value of emerged entity mortgage debt (d)	$65,753	$—	$—	$65,753	$2,749

Total liabilities	$65,753	$—	$—	$65,753	$2,749

(a)
The fair value was calculated based on a discounted cash flow analysis using a discount rate of 20.0%.
(b)
The fair value is based on estimated sales value.
(c)
The fair value was calculated based on a discounted cash flow analysis using a discount rate and a residual capitalization rate of 8.5% for both computations.
(d)
The fair value of debt relates to properties that emerged from bankruptcy in 2010.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

	December 31, 2012			December 31, 2011
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Notes receivable, net	$27,953	$27,953		$35,354	$35,354
Tax indemnity receivable, including interest	319,622	(a	)	331,771	(a	)
Liabilities:
Fixed-rate debt	$158,636	$158,879		$83,164	$85,047
Variable-rate debt (b)	479,964	479,964		468,100	468,100
SID bonds	49,712	56,475		55,213	53,908

Total mortgages, notes and loans payable	$688,312	$695,318		$606,477	$607,055

(a)
It is not practicable to estimate the fair value of the tax indemnity receivable, including interest, as the timing and ultimate amount received under contract is highly dependent on numerous future events that cannot be reliably predicted.
(b)
As more fully described below, $172.0 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt.

Notes receivable are carried at net realizable value which approximates fair value. The estimated fair values of these notes receivable are categorized as Level 3 due to certain factors, such as current interest rates, terms of the note and credit worthiness of the borrower.

The fair value of debt in the table above was estimated based on a discounted future cash payment model using Level 2 inputs, which includes risk premiums for loans of comparable quality and a risk free rate derived from the current London Interbank Offered Rate ("LIBOR") or U.S. Treasury obligation interest rates. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value because of the short-term maturity of these instruments.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 8    MORTGAGES, NOTES AND LOANS PAYABLE

The following table presents our mortgages, notes, and loans payable by property:

				December 31,
		Interest Rate	Maximum Facility Amount
	Maturity (a)			2012	2011
				(In thousands)
110 N. Wacker (b)	October 2019	5.21%		$29,000	$29,000
70 Columbia Corporate Center	August 2017	4.25%		16,037	—
Other Financing Arrangements	July 2015	—		612	—
Bridgeland
Land Loan (c)	June 2022	5.50%		18,066	—
Development Loan (d)	June 2015	5.00%	$30,000	—	—
Various mortgage notes (e)	—	—		—	20,604

Bridgeland Total				18,066	20,604

Special Improvement District bonds
Summerlin South – S108	December 2016	5.95%		1,067	1,302
Summerlin South – S124	December 2019	5.95%		324	378
Summerlin South – S128	December 2020	7.30%		787	862
Summerlin South – S128C	December 2030	6.05%		5,739	5,956
Summerlin South – S132	December 2020	6.00%		4,822	5,378
Summerlin South – S151	June 2025	6.00%		10,501	12,293
Summerlin West – S808	April 2021	5.71%		—	682
Summerlin West – S809	April 2023	6.65%		—	1,000
Summerlin West – S810	April 2031	7.13%		22,185	22,770
The Shops at Summerlin Centre – S128	December 2030	6.05%		3,701	3,829
The Shops at Summerlin Centre – S108	December 2016	5.95%		586	713
SID Payable to Nevada Cancer Institute	December 2019	5.95%		—	50

Special Improvement District bonds Total				49,712	55,213

The Woodlands
Master Credit Facility (f)	March 2015	5.00%	$270,000	176,704	183,000
Resort and Conference Center (g)	October 2013	6.00%		36,100	36,100
2201 Lake Woodlands Drive	November 2016	5.25%		—	4,803
Weiner Tract	January 2013	6.25%		—	1,479
Land in Montgomery Co.	December 2012	6.00%		—	649
Land in Harris Co.	January 2013	6.00%		—	381
Capital lease obligation	—	2.84%		41	147
CVS	upon sale	3.25%		—	101
4 Waterway Square	December 2023	4.88%		40,140	41,000
9303 New Trails	December 2023	4.88%		13,706	14,000
3 Waterway Square (h)	January 2017	2.86%	$43,295	9,150	—
Hughes Landing (h)	November 2017	2.86%	$38,000	10	—
20/25 Waterway	May 2022	4.79%		14,450	—
Millennium Waterway Apartments (i)	June 2022	3.75%		55,584	—

The Woodlands Total				345,885	281,660

Ward Centers (j)	September 2016	3.39%	$250,000	229,000	220,000

				$688,312	$606,477

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(d)
Revolving development loan provides for a maximum of $30.0 million outstanding balance at any time with all draws not to exceed $140.0 million. The loan bears interest at three-month LIBOR + 3.25% and has a 5.00% minimum rate.
(e)
The loan was refinanced during the second quarter of 2012.
(f)
Loan bears interest at one-month LIBOR + 4.00% and has a 5.00% minimum rate.
(g)
The loan was fully repaid on February 8, 2013 from the proceeds of a $95.0 million non-recourse construction financing to redevelop the property.
(h)
Loan bears interest at one-month LIBOR + 2.65%.
(i)
Loan payments are interest only until June 2017, then monthly principal and interest payment of $257,418 with unpaid balance due at maturity.
(j)
Loan has a stated interest rate of one-month LIBOR + 2.50%. $143.0 million of the outstanding principal balance is swapped to a 3.80% fixed rate through maturity.

The weighted average interest rate on our mortgages, notes and loans payable excluding interest rate hedges was 4.49% and 4.68% as of December 31, 2012 and 2011, respectively.

Mortgages, notes and loans payable are summarized as follows:

	December 31,
	2012	2011
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$158,636	$83,164
Special Improvement District bonds	49,712	55,213
Variable-rate debt:
Collateralized mortgages, notes and loans payable	479,964	468,100

Total mortgages, notes and loans payable	$688,312	$606,477

The following table summarizes the contractual obligations relating to our mortgages, notes and loans payable as of December 31, 2012:

	Mortgages, notes and loans payable principal payments
	(In thousands)
2013	$28,722	(a)
2014	34,976
2015	129,170
2016	238,244
2017	35,054
Subsequent/Other	222,146

Total	$688,312

(a)
Reclassified $36.1 million of The Woodlands Resort and Conference Center debt due in 2013 that was refinanced on February 8, 2013 with a new maturity date of 2016.

Collateralized Mortgages, Notes and Loans Payable

As of December 31, 2012, we had $688.3 million of collateralized mortgages, notes and loans payable. Approximately $345.9 million of the debt included in the table above is related to The Woodlands, which was consolidated on July 1, 2011. All of the debt is non-recourse and is secured by the individual properties as listed in the table above, except for The Woodlands Master Credit Facility and Resort and

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Conference Center Loan which is recourse to the partnerships that directly own The Woodlands operations, and a $7.0 million corporate recourse guarantee associated with the 110 N. Wacker mortgage, which is more fully discussed below. In addition, certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Such provisions are not expected to impact our operations in 2013. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

The Woodlands Master Credit Facility is a $270.0 million facility consisting of a $170.0 million term loan and a $100.0 million revolving credit line (together, the "TWL Facility"). As of December 31, 2012, the TWL Facility had an outstanding balance of $176.7 million. The TWL Facility bears interest at one-month LIBOR plus 4.00% with a 1.00% LIBOR floor, has a March 29, 2014 initial maturity date and a one-year extension at borrower's option. The TWL Facility also contains certain restrictions or covenants that, among other things, require the maintenance of specified financial ratios, restrict the incurrence of additional indebtedness at The Woodlands, and limit distributions from The Woodlands to us. Until The Woodlands leverage, as defined by the credit agreement, is less than a 40.0% loan to value ratio, we must amortize the debt on a dollar for dollar basis for any distributions that we make from The Woodlands. We have not distributed and do not currently intend to distribute cash from The Woodlands; therefore, this distribution provision has had no impact on us. As of December 31, 2012, such leverage was approximately 28.3%. There was $7.3 million of undrawn and available borrowing capacity under the TWL Facility based on the collateral underlying the facility and covenants as of December 31, 2012. The TWL Facility also requires mandatory principal amortization payments during its initial term and during the extension period, if exercised. Repayments of $25.0 million and $30.0 million are required on March 29, 2013 and, if extended, 2014, respectively. Furthermore, $10.0 million is due on each of June 29, September 29 and December 29, 2014 during the extension period.

The Woodlands Resort and Conference Center loan has a $36.1 million outstanding balance as of December 31, 2012. On February 8, 2013, we secured non-recourse construction financing of $95.0 million which refinanced the existing $36.1 million mortgage and provides funding for the redevelopment of The Woodlands Resort and Conference Center. The loan bears interest at LIBOR plus 3.50% and has an initial maturity of February 7, 2016, with three one-year extensions at our option. The loan is secured by a 440-room and 40-acre conference center and resort located within The Woodlands, and requires the maintenance of specified financial ratios.

On November 14, 2012, we secured $38.0 million in non-recourse financing for the construction of One Hughes Landing, the first office building to be constructed at Hughes Landing, a 66-acre, mixed-use development situated on 200-acre Lake Woodlands. The loan bears interest at LIBOR plus 2.65%, has a November 15, 2015 original maturity date and two, one-year extensions options.

On August 15, 2012, we assumed a $16.0 million loan as part of the acquisition of 70 CCC. The non-recourse, interest only promissory note matures on August 31, 2017, has a fixed rate of 4.25% and is secured by the property. Please refer to Note 4 – Acquisitions and Dispositions for a description of the acquisition.

On June 29, 2012, we refinanced $18.1 million of existing debt related to our Bridgeland master planned community with a ten-year term loan facility at a fixed interest rate of 5.50% for the first five years and three-month LIBOR plus 2.75% for the remaining term and maturing on June 29, 2022. Beginning on June 29, 2014, annual principal payments are required in the amount of 5.00% of the then outstanding principal balance. In addition, we simultaneously entered into a three-year revolving

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

credit facility with aggregate borrowing capacity of $140.0 million and which has a $30.0 million maximum outstanding loan amount at any time. The revolving loan bears interest at the greater of 5.00% or LIBOR plus 3.25% and matures on June 29, 2015. This loan is intended to provide working capital at Bridgeland in order to accelerate development efforts to meet the demand of homebuilders for finished lots in the community. The Bridgeland loans are cross-collateralized and cross-defaulted and the Bridgeland Master Planned Community serves as collateral for the loans. The loans also require that Bridgeland maintain a minimum $3.0 million cash balance and a minimum net worth of $250.0 million. Additionally, we are restricted from making cash distributions from Bridgeland unless the revolver has no outstanding balance and one year of real estate taxes and debt service on the term loan have been escrowed with the lender.

On May 31, 2012, as part of the acquisition of our partner's interest in Millennium Waterway Apartments, we consolidated a $55.6 million non-recourse first mortgage loan. The proceeds from the mortgage were used to refinance the joint venture's existing debt and to fund our acquisition of the partner's interest in the property. The loan matures on June 1, 2022 and has a fixed interest rate of 3.75%. Payments are interest only until June 2017, then monthly principal and interest payments of $257,418 with the unpaid principal balance due at maturity.

On April 26, 2012, we closed on a 10-year, fixed rate loan with interest at 4.79% secured by 20/25 Waterway Avenue. The proceeds from the loan were $13.6 million.

On February 2, 2012, we secured non-recourse financing totaling $43.3 million for the construction of 3 Waterway Square, an eleven-story, approximate 232,000 square foot office building in The Woodlands. The loan matures on January 31, 2015 and has two, one-year extension options. The loan bears interest at LIBOR plus 2.65%.

On December 5, 2011, we secured a $41.0 million loan for 4 Waterway Square and a $14.0 million loan for 9303 New Trails. The non-recourse mortgages mature on December 11, 2023 and have fixed interest rates of 4.88%.

On September 30, 2011, we closed on a $250.0 million non-recourse first mortgage financing secured by Ward Centers in Honolulu, Hawaii, that bears interest at LIBOR plus 2.50%. The loan matures on September 29, 2016, and $143.0 million of the principal balance was swapped to a 3.80% fixed rate for the term of the loan. The loan had a weighted-average interest rate of 3.39% as of December 31, 2012. The initial loan proceeds of $212.5 million were used to repay approximately $208.7 million of mortgage debt and to fund closing costs. The loan may be drawn to a maximum $250.0 million to fund capital expenditures at the property, provided that the outstanding principal balance cannot exceed 65% of the property's appraised value and the borrowers are required to have a minimum 10.0% debt yield in order to draw additional loan proceeds under the facility. The loan also permits partial repayment during its term in connection with property releases for development. The repayment of three mortgages previously secured by Ward Centers resulted in an $11.3 million pre-tax loss on early repayment of debt. The mortgages had been recorded at discounts to their outstanding principal balances because they were recorded at their fair values as part of the reorganization transactions in 2010. The loan had a $220.0 million outstanding balance as of December 31, 2011. On September 17, 2012, we drew an additional $9.0 million on the loan. As a result, the unused portion of this mortgage is $21.0 million as of December 31, 2012.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

On May 10, 2011, we closed a $29.0 million first mortgage financing secured by our office building located at 110 N. Wacker Drive in Chicago, Illinois and bearing interest at LIBOR plus 2.25%. At closing, the interest rate on the loan was swapped to a 5.21% fixed rate for the term of the loan. The loan matures on October 31, 2019 and its term is coterminous with the expiration of the first term of the existing tenant's lease. The loan has an interest-only period through April 2015 and, thereafter, amortizes ratably to $12.0 million through maturity. The proceeds from the financing were used to repay the existing $28.2 million mortgage and to pay closing costs and other expenses. We provided a $7.0 million repayment guarantee for the loan, which is reduced on a dollar for dollar basis during the amortization period.

As of December 31, 2012, $1.5 billion of land, buildings and equipment and developments (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable of which $7.0 million is recourse.

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

As of December 31, 2012, we were in compliance with all of the financial covenants related to our debt agreements.

NOTE 9    INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
	(In thousands)
Current	$2,439	$936	$2,658
Deferred	4,448	(19,261)	(636,117)

Total	$6,887	$(18,325)	$(633,459)

A component of the tax benefit recorded for the year ended December 31, 2011 relates to an adjustment to true-up the deferred tax assets and liabilities that were received by us upon the spin-off from GGP. The 2010 income tax provision includes significant tax amounts recognized immediately prior to the Separation related to assets previously held in REIT entities for which no income tax provision was recorded. Upon transfer of the assets to a taxable entity a net tax benefit was recorded to reflect the excess of tax basis over the book basis of transferred assets. In addition, the 2010 income tax provision also reflects deferred tax benefits recognized after the Separation due to impairment losses.

GGP received a private letter ruling from the Internal Revenue Service (the "IRS") with respect to the tax effect of the transfer of assets from our predecessors to HHC and to the effect that the distribution

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

of HHC stock to GGP's shareholders in the separation would qualify as tax-free to GGP and its subsidiaries for U.S. federal income tax purposes. A private letter ruling from the IRS generally is binding on the IRS. The IRS did not rule that the distribution satisfies every requirement for a tax-free spin-off, and the parties have relied, and will rely, solely on the advice of counsel for comfort that such additional requirements are satisfied.

Income tax expense is computed by applying the Federal corporate tax rate for the years ended December 31, 2012, 2011 and 2010 and is reconciled to the provision for income taxes as follows:

	2012	2011	2010
	(In thousands)
Tax at statutory rate on earnings from continuing operations before income taxes	$(42,490)	$45,099	$(245,942)
Increase (decrease) in valuation allowance, net	(32,172)	(13,110)	61,649
State income taxes, net of Federal income tax benefit	1,328	2,243	(7,969)
Tax at statutory rate on REIT entity earnings not subject to Federal income taxes	(3,087)	1,204	2,193
Tax expense (benefit) from change in rates, prior period adjustments and other permanent differences	13,908	(20,829)	(8,811)
Non-deductible warrant liability (gain) loss	65,311	(35,859)	49,315
Non-taxable interest income	(2,863)	(2,990)	—
Non-deductible restructuring costs	—	—	17,352
Tax benefit from tax related restructuring	—	—	(509,970)
Uncertain tax position expense, excluding interest	1,765	364	1,667
Uncertain tax position interest, net of Federal income tax benefit	5,187	5,553	7,057

Income tax expense (benefit)	$6,887	$(18,325)	$(633,459)

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our net operating loss carry-forwards are currently scheduled to expire in subsequent years through 2032. Some of the net operating loss carry-forward amounts are subject to the separate return limitation year rules (SRLY). It is possible that we could, in the future, experience a change in control pursuant to Section 382 that could put limits on the benefit of deferred tax assets. On February 27, 2012, we entered into a Section 382 Rights Agreement to protect us from such an event and protect our deferred tax assets. The section 382 Rights Agreement has a three-year term.

As of December 31, 2012, the amounts and expiration dates of operating loss and tax credit carryforwards for tax purposes are as follows:

	Amount	Expiration Date
	(In thousands)
Net operating loss carryforwards – Federal	$59,107	2024-2032
Net operating loss carryforwards – State	273,406	2013-2032
Tax credit carryforwards – Federal AMT	2,323	n/a

As of December 31, 2012 and 2011, we had gross deferred tax assets totaling $410.5 million and $384.5 million, and gross deferred tax liabilities of $386.1 million and $403.2 million, respectively. We have established a valuation allowance in the amount of $101.5 million and $57.3 million as of December 31, 2012 and 2011, respectively, against certain deferred tax assets for which it is more likely than not that such deferred tax assets will not be realized. Deferred tax assets in the amount of

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

$76.4 million that we previously believed had only a remote possibility of realization have been recorded in 2012 due to tax planning that makes realization possible. Because significant uncertainty exists as to whether the tax planning will result in realization of the deferred tax assets we have established a 100% valuation allowance.

The tax effects of temporary differences and carry-forwards included in the net deferred tax liabilities at December 31, 2012 and 2011 are summarized as follows:

	2012	2011
	(In thousands)
Deferred tax assets:
Operating and Strategic Development properties, primarily differences in basis of assets and liabilities	$291,845	$226,097
Interest deduction carryforwards	86,963	110,649
Operating loss and tax credit carryforwards	31,643	47,776

Total deferred tax assets	410,451	384,522
Valuation allowance	(101,518)	(57,276)

Total net deferred tax assets	308,933	327,246

Deferred tax liabilities:
Property associated with Master Planned Communities, primarily differences in the tax basis of land assets and treatment of interest and other costs	(172,914)	(189,147)
Deferred income	(213,166)	(214,065)

Total deferred tax liabilities	(386,080)	(403,212)

Net deferred tax liabilities	$(77,147)	$(75,966)

The deferred tax liability associated with the Master Planned Communities is largely attributable to the difference between the basis and value determined as of the date of the acquisition by our predecessors of The Rouse Company ("TRC") in 2004 adjusted for sales that have occurred since that time. The cash cost related to this deferred tax liability is dependent upon the sales price of future land sales and the method of accounting used for income tax purposes. The deferred tax liability related to deferred income is the difference between the income tax method of accounting and the financial statement method of accounting for prior sales of land in our Master Planned Communities.

One of our consolidated entities, Victoria Ward, Limited, elected to be taxed as a REIT. As of December 31, 2012, the bases of Victoria Ward included in our Consolidated and Combined Financial Statements exceeds the tax bases by $185.4 million.

Although we believe our tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 through 2012 and are open to audit by state taxing authorities for years ending December 31, 2008 through 2012.

Several of our subsidiaries are involved in a dispute with the IRS relating to years in which those subsidiaries were owned by General Growth Properties ("GGP"), and in connection therewith, GGP has provided us with an indemnity against certain potential tax liabilities. Pursuant to the Tax Matters Agreement, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages,

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

liabilities and reasonable expenses to which we become subject (the "Tax Indemnity"), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010 ("MPC Taxes"), in an amount up to $303.8 million. Under certain circumstances, GGP has also agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million ("Indemnity Cap") to the extent assessed by the IRS. As of the spinoff date, we recorded the Tax Indemnity receivable at the Indemnity Cap of $303.8 million, plus interest of $28.0 million, which is based upon the definition in the Investment Agreements of "MPC Taxes" which includes 93.75% of the deferred tax liability associated with the gains deferred for tax on closed land sales prior to March 31, 2010 that are accounted for tax purposes under the percentage of completion and the completed contract methods of accounting as of March 31, 2010. The tax liability amount for book includes more than just the amounts for which the timing of the recognition for tax is being challenged by the IRS. The total tax liability associated with the deferred gains on these land sales is reflected on the balance sheet in two lines; Deferred tax liabilities (primarily described as deferred income of $213.2 million and $214.1 million as of December 31, 2012 and December 31, 2011, respectively, in the temporary difference summary in this Note 9) and Uncertain tax position liability of $132.5 million and $129.9 million as of December 31, 2012 and December 31, 2011, respectively. The unrecognized tax benefits and related accrued interest through December 31, 2012 are primarily related to the taxes that are the subject of the Tax Indemnity. We have recorded interest income receivable on the Tax Indemnity receivable in the amounts of $36.4 million and $28.0 million as of December 31, 2012 and December 31, 2011, respectively.

The timing of the utilization of the tax assets attributable to indemnified and non-indemnified gains results in changes to the Tax Indemnity receivable and is dependent on numerous future events, such as the timing of recognition of indemnified and non-indemnified gains, the amount of each type of gain recognized in each year, the use of specific deductions and the ultimate amount of indemnified gains recognized. These non-cash changes could be material to our financial statements. Resolution of the Tax Court case noted below could also result in changes to the master planned community deferred gains and the timing of utilization of the tax assets, both of which could result in changes to the Tax Indemnity receivable. We record the Tax Indemnity receivable based on the amounts indemnified which are determined in accordance with the provisions set forth in ASC 740 (Income Taxes). The amounts indemnified are included in the deferred income component of deferred tax liability and in uncertain tax position liability.

During the twelve months ended December 31, 2012, the reduction in tax indemnity receivable of $20.3 million, $8.8 million of which related to 2011 and to a lesser extent 2010, related to our utilization of tax assets that contractually limit the amount we can receive pursuant to the Tax Matters Agreement and changes to our deferred tax liability for the MPC Taxes.

On May 6, 2011, GGP filed Tax Court petitions on behalf of the two former taxable REIT subsidiaries of GGP seeking a redetermination of federal income tax for the years 2007 and 2008. The petitions seek to overturn determinations by the IRS that the taxpayers were liable for combined deficiencies totaling $144.1 million. On October 20, 2011, GGP filed a motion in the United States Tax Court to consolidate the cases of the two former taxable REIT subsidiaries of GGP subject to litigation with the Internal Revenue Service due to the common nature of the cases' facts and circumstances and the issues being litigated. The United States Tax Court granted the motion to consolidate. The case was heard by The United States Tax Court in November of 2012. We expect the tax court to rule on the case within the next twelve months.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

We adopted the generally accepted accounting principle related to accounting for uncertainty in income taxes, which prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

We recognize and report interest and penalties, if applicable, within our provision for income tax expense from January 1, 2007 forward. We recognized potential interest expense related to the unrecognized tax benefits of $8.2 million, $8.5 million and $10.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, we had total unrecognized tax benefits of $95.9 million, excluding interest of $36.6 million, of which none would impact our effective tax rate. At December 31, 2011 and 2010, we had total unrecognized tax benefits of $101.4 million and $120.8 million, respectively, excluding interest, of which none would impact our effective tax rate.

	2012	2011	2010
	(In thousands)
Unrecognized tax benefits, opening balance	$101,408	$120,816	$56,508
Gross increases – tax positions in prior period	841	—	69,168
Gross decreases – tax positions in prior periods	(6,332)	(19,408)	(4,860)

Unrecognized tax benefits, ending balance	$95,917	$101,408	$120,816

Based on our assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at December 31, 2012. A material change in unrecognized tax benefits could have a material effect on our statements of operations. As of December 31, 2012, there is approximately $95.9 million of unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.

NOTE 10 COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

We had outstanding letters of credit and surety bonds of $49.3 million and $41.6 million as of December 31, 2012 and 2011, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $5.4 million, $5.2 million and $3.5 million for 2012, 2011 and 2010, respectively. The amortization of above and below-market ground leases and straight-line rents included in the contractual rent amount, was not significant.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the contractual obligations relating to our long-term commitments:

	2013	2014	2015	2016	2017	Subsequent / Other	Total
	(In thousands)
Mortgages, notes and loans payable	$28,722	$34,976	$129,170	$238,244	$35,054	$222,146	$688,312
Ground lease payments	5,836	5,649	5,538	5,240	4,613	178,586	205,462
Uncertainty in income taxes, including interest	—	—	—	—	—	132,492	132,492

Total	$34,558	$40,625	$134,708	$243,484	$39,667	$533,224	$1,026,266

Please refer to Note 9 – Income Taxes for our obligations related to uncertain tax positions for disclosure of additional contingencies.

South Street Seaport

On June 29, 2012, we entered into an agreement to amend and restate the South Street Seaport ground lease with the City of New York according to the terms described in a non-binding letter of intent, dated December 12, 2011 between the New York City Economic Development Corporation and us. The agreement allows for the redevelopment of Pier 17 ("Renovation Project"). The restated ground lease will become effective when we meet certain milestones, the most important of which is the commencement of construction by June 30, 2013. Following commencement of construction of the Renovation Project, annual ground rent will be fixed at $1.2 million with an escalation of 3.0% annually and we will be entitled to a total $1.5 million rent credit, to be taken monthly over a 30-month period. We also must provide a completion guarantee to New York City for the Renovation Project. We agreed to pay approximately $1.1 million of esplanade maintenance costs over a five-year period. The initial esplanade payment of $210,000 per year escalates annually at CPI for the duration of the lease.

On October 29, 2012, South Street Seaport was heavily impacted by Superstorm Sandy. The storm caused massive flooding in the waterfront areas of Lower Manhattan, including the South Street Seaport and the surrounding properties. With the safety and security of our employees, tenants and customers as a top priority, we, together with New York City Economic Development Corporation, immediately began the recovery and repair process, which included a post event inspection of the Pier 17 structure and remediation and environmental testing of all the flooded spaces. The inspection of the pier found no significant damage to the structure so the Pier Building was re-opened on December 6, 2012. Once we receive the necessary environmental clearances for the other buildings, the rebuilding process will begin. We currently do not have a definitive timeline for reopening the damaged buildings. We are preparing an insurance claim that we anticipate will cover much of the cost of the property damage and loss of income due to the storm.

We have received $5.0 million in insurance advances related to property damage recoveries through December 31, 2012. The amount of the advance is included in Accounts payable and accrued expenses in our Consolidated Balance Sheets (please refer to Note 11 – Other Assets and Liabilities). Remediation costs incurred through December 31, 2012 were $0.8 million and the remaining balance in the insurance reserve is $4.2 million.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 11 OTHER ASSETS AND LIABILITIES

The following table summarizes the significant components of Prepaid expenses and other assets:

	December 31,
	2012	2011
	(In thousands)
Special Improvement District receivable	$39,659	$40,580
Other receivables	2,346	4,181
Federal income tax receivable	5,367	5,393
Prepaid expenses	4,757	6,507
Below-market ground leases (Note 12)	20,341	20,680
Condominium deposits	19,616	—
Security and escrow deposits	12,865	17,266
Above-market tenant leases (Note 12)	1,896	1,014
Uncertain tax position asset	12,801	11,935
In-place leases (Note 12)	11,516	11,865
Intangibles	3,714	3,074
Other	8,592	8,466

	$143,470	$130,961

The increase in condominium deposits as of December 31, 2012 compared to December 31, 2011 relates to condominium deposits received for the ONE Ala Moana condominium tower. We launched condominium pre-sales in December 2012 and have received $19.6 million of deposits at December 31, 2012. These deposits are being held in escrow and are non-refundable after 30 day cancellation period expires.

Security and escrow deposits decreased in 2012 over 2011 due to the $5.7 million repayment of the conference center cash collateral and $3.8 million utilization of tenant improvement escrow funds for 4 Waterway Square and 9303 New Trails loans, offset by an increase of $4.2 million for the operations escrow established in conjunction with the acquisition of 70 Columbia Corporate Center and an $0.8 million increase in escrow deposits on 20/25 Waterway Avenue and Millennium Waterway Apartment loans.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes the significant components of Accounts payable and accrued expenses:

	December 31,
	2012	2011
	(In thousands)
Construction payable	$17,501	$10,241
Accounts payable and accrued expenses	39,634	43,764
Condominium deposits	19,616	—
Membership deposits	20,248	16,033
Above-market ground leases (Note 12)	2,590	2,748
Deferred gains/income	7,767	5,739
Accrued interest	2,425	2,747
Accrued real estate taxes	6,622	3,439
Tenant and other deposits	8,096	5,966
Insurance reserve	9,037	6,939
Accrued payroll and other employee liabilities	11,514	9,658
Interest rate swap	7,183	4,367
Special Assessement	2,868	2,234
Other	15,420	15,973

	$170,521	$129,848

The construction payable increased as of December 31, 2012 compared to December 31, 2011 due to the increase in construction spending and activity at The Shops at Summerlin, 3 Waterway Square and Bridgeland. Membership deposits increased $4.2 million in 2012 due to increased membership at Carlton Woods. The interest rate swap liability increased $2.8 million in 2012 over 2011 due to falling interest rates. The increase in the condominium deposits as of December 31, 2012 compared to December 31, 2011 is described above under the Prepaid expenses and other assets table.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 12 INTANGIBLES

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization) / Accretion	Net Carrying Amount
	(In thousands)
As of December 31, 2012
Tenant leases:
In-place value	$20,348	$(8,832)	$11,516
Above-market	1,904	(8)	1,896
Below-market	(319)	(35)	(354)
Ground leases:
Above-market	(3,546)	956	(2,590)
Below-market	23,096	(2,755)	20,341
As of December 31, 2011
Tenant leases:
In-place value	$23,586	$(11,721)	$11,865
Above-market	2,952	(1,938)	1,014
Below-market	(347)	28	(319)
Ground leases:
Above-market	(3,545)	797	(2,748)
Below-market	23,096	(2,416)	20,680

The gross asset balances of the in-place value of tenant leases are included in Prepaid expenses and other assets in our Consolidated Balance Sheets and are amortized over periods that approximate the related lease terms. The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses as detailed in Note 11 and are amortized over the remaining non-cancelable terms of the respective leases.

Amortization/accretion of these intangible assets and liabilities decreased our income (excluding the impact of noncontrolling interest and the provision for income taxes) by $2.5 million in 2012, $2.0 million in 2011 and $0.8 million in 2010.

Future amortization is estimated to decrease income (excluding the impact of noncontrolling interest and the provision for income taxes) by $2.0 million in 2013, $1.9 million in 2014, $1.7 million in 2015, $1.6 million in 2016, $1.7 million in 2017, and $21.9 million thereafter.

NOTE 13 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are primarily exposed to interest rate risks related to our variable interest debt, and we seek to manage this risk by utilizing interest rate derivatives. Our objective in using interest rate derivatives is to add stability to interest costs by reducing our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income ("AOCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The outstanding derivatives at December 31, 2012 were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2012 and 2011, the amount of ineffectiveness recorded in earnings was insignificant. We did not utilize any derivative instruments for hedging purpose in 2010.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that an additional $2.3 million will be reclassified as an increase to interest expense.

As of December 31, 2012, we had gross notional amounts of $172.0 million for interest rate swaps and a $100.0 million interest rate cap that were designated as cash flow hedges of interest rate risk. The fair value of the interest rate cap derivative was insignificant.

If the interest rates swaps agreement is terminated prior to its maturity, the amount previously recorded in Accumulated other comprehensive income (loss), net is recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in Accumulated other comprehensive income (loss), net are recognized in earnings immediately.

The table below presents the fair value of our derivative financial instruments which are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	As of December 31,
	2012	2011
	(In thousands)
Interest rate swaps	$7,183	$4,367

Total derivatives designated as hedging instruments	$7,183	$4,367

The tables below present the effect of our derivative financial instruments on the Consolidated and Combined Statements of Operations for the years ended December 31, 2012 and 2011:

	Year Ended December 31,			Year Ended December 31,
	2012	2011		2012	2011
Cash Flow Hedges	Amount of (Loss) Recognized in OCI	Amount of (Loss) Recognized in OCI	Location of (Loss) Reclassified from AOCI into Earnings	Amount of (Loss) Reclassified from AOCI into Earnings	Amount of (Loss) Reclassified from AOCI into Earnings
	(In thousands)			(In thousands)
Interest rate swaps	$(4,703)	$(4,047)	Interest expense	$(1,933)	$(696)

	$(4,703)	$(4,047)		$(1,933)	$(696)

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 14 STOCK BASED PLANS

Incentive Stock Plans

On November 9, 2010 (the "Effective Date"), HHC adopted The Howard Hughes Corporation 2010 Equity Incentive Plan (the "Equity Plan"). Pursuant to the Equity Plan, 3,698,050 shares of HHC common stock were reserved for issuance. The Equity Plan provides for grants of options, stock appreciation rights, restricted stock, other stock-based awards and performance-based compensation (collectively, "the Awards"). Directors, employees and consultants of HHC and its subsidiaries and affiliates are eligible for awards.

The Equity Plan is administered by the Compensation Committee of the Board of Directors ("Committee"). Option grant amounts are awarded by the Committee. Options granted vest ratably over five years, expire ten years after the grant date and generally become exercisable after five years. Recorded compensation cost for share-based payment arrangements totaled $4.3 million and $3.0 million for 2012 and 2011, respectively.

Prior to the Chapter 11 cases, our predecessors granted qualified and non-qualified stock options and restricted stock to certain GGP officers and key employees whose compensation costs related specifically to our assets. Accordingly, an allocation of stock-based compensation costs pertaining to such employees has been reflected in our financial statements for periods prior to the Effective Date. For 2010, the GGP stock compensation expense for employees specifically attributed to the HHC Businesses, of approximately $0.6 million was included in the accompanying financial statements for periods prior to the Effective Date.

As of December 31, 2012, there were a maximum of 2,758,729 shares available for future grant under our various stock plans.

Stock Options

Pursuant to the Equity Plan, each outstanding option to acquire shares of GGP stock ("Old GGP Options") was converted into (i) an option to acquire the same number of shares of common stock of reorganized GGP ("New GGP Options") and (ii) a separate option to acquire 0.0983 shares of our common stock for each existing option for one share of GGP common stock ("HHC Options"). The replacement options are fully vested as of the Effective Date and have the same terms and conditions as the outstanding GGP options. As of December 31, 2012, the number of shares of common stock issuable upon exercise of the HHC options is insignificant.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following tables summarize stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Stock options outstanding at January 1, 2011	—	$—
Granted	751,840	57.81
Exercised	—	—
Forfeited	(39,200)	59.44
Expired	—	—

Stock options outstanding at December 31, 2011	712,640	$57.72

Granted	200,000	64.19
Exercised	—	—
Forfeited	(50,700)	58.62
Expired	—	—

Stock options outstanding at December 31, 2012	861,940	$59.17	8.5	$11,941,409

Stock options exercisable at December 31, 2012	—	—	—	—

Remaining unvested options outstanding and expected to vest	828,536	$59.16	8.5	$11,481,453

Information related to stock options outstanding as of December 31, 2012 is summarized below:

Range of Exercise Prices	Number Oustanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable
			(In years)
$46.49 – 55.82	66,500	$51.19	8.7	—
$57.77 – 60.33	619,000	58.00	8.3	—
$61.64 – 69.75	176,440	66.26	9.2	—

	861,940	$59.17	8.50	—

The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	2012
	Weighted Average	Range
Grant date fair value	$19.33	$18.77 – 20.51
Expected life of options (in years)	7.3	7.2 – 7.4
Risk-free interest rate	1.4	1.1% – 1.9%
Expected volatility	25	23% – 27%
Expected annual dividend per share	—	—

The computation of the expected volatility assumption used in the Black-Scholes calculations is based on the median asset volatility of comparable companies as of each of the grant dates.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The balance of unamortized stock option expense as of December 31, 2012 is $12.8 million, which is expected to be recognized over a weighted-average period of 3.6 years. Expense associated with stock options for the year ended December 31, 2012, which is included in general and administrative expense in the accompanying Consolidated and Combined Statements of Operations, totaled $3.0 million.

Restricted Stock

Restricted stock awards issued under the Equity Plan provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed as established by the Committee. In addition to the granting of restricted stock to certain members of management, we award restricted stock to our non-employee directors as part of their annual retainer. The management awards vest over five years, and the restriction on the non-employee director shares lapse in June of each year. Generally, upon termination of employment or directorship, restricted stock units and restricted shares which have not vested are forfeited. For the year ended December 31, 2012, recognized compensation expense of $1.3 million is included in general and administrative expense related to restricted stock awards. The fair value of restricted stock that vested during 2012 was $0.8 million. The balance of unamortized restricted stock expense as of December 31, 2012 was $2.6 million, which is expected to be recognized over a weighted-average period of 3.2 years.

The following table summarizes restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at January 1, 2011	8,247	$41.42
Granted	42,553	$65.18
Vested	(6,895)	41.42
Cancelled	(1,352)	41.42

Restricted stock outstanding at December 31, 2011	42,553	$65.18

Granted	27,933	$63.86
Vested	(12,553)	59.77
Cancelled	—	—

Restricted stock outstanding at December 31, 2012	57,933	$65.72

NOTE 15 RENTALS UNDER OPERATING LEASES

We receive rental income from the leasing of retail, office and other space under operating leases. Such operating leases are with a variety of tenants, the majority of which are national and regional retail

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

chains and local retailers. The minimum future rentals based on operating leases of our consolidated properties held as of December 31, 2012 are as follows:

Year	Total Minimum Rent
(In thousands)
2013	$55,643
2014	49,467
2015	44,569
2016	35,400
2017	28,261
Subsequent	84,754

Minimum future rentals exclude amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses and amortization of above and below-market tenant leases.

NOTE 16 TRANSACTIONS RELATED TO THE SPINOFF FROM GGP AND RELATED PARTIES

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

Prior to the Effective Date, we entered into a transition services agreement (the "TSA") whereby GGP agreed to provide to us, on a transitional basis, certain specified services on an interim basis for various terms not exceeding 24 months following the Separation, subject to our right of earlier termination. Concurrently, we entered into a Reverse Transition Services Agreement ("RTSA") whereby we agreed to provide GGP with certain income tax and accounting support services, also subject to earlier termination prior to its scheduled expiration of November 9, 2013. We incurred $0.4 million and $0.3 million of expenses related to the TSA in each of 2011 and 2010, respectively. For 2011 and 2010, we received negligible reimbursements under the RTSA. No services have been provided under the TSA and RTSA during 2012, and we do not expect to provide or incur any services in the future. On November 9, 2010, we entered into a Tax Matters Agreement with GGP. For a discussion of the Tax Matters Agreement, please refer to Note 9 – Income Taxes.

In January 2011, we entered into a Transition Agreement with TPMC Realty Services Group, Inc. ("TPMC"). David Weinreb, a director and our CEO, is the sole equity owner of TPMC and the chief executive officer of TPMC and Grant Herlitz, our president, is the president of TPMC. The Transition Agreement provided for, among other things, certain mutual transactions and the services that facilitated the continuity of Company management, the net value of which were not material for the year ended December 31, 2011. Additionally, TPMC was reimbursed a total of $0.9 million in August 2011 for expenses related to Mr. Weinreb's employment agreement with us. Such reimbursements are reflected in General and administrative expense for the year ended December 31, 2011. We also entered into a lease agreement for 3,253 square feet of office space in Los Angeles, California with an affiliate of TPMC, which commenced on May 1, 2011. Annual rental expenses relating to the lease is approximately $111,965 per year and the lease expires in July 2016.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

NOTE 17 SEGMENTS

We have three business segments which offer different products and services. Our three segments are managed separately because each requires different operating strategies or management expertise and are reflective of management's operating philosophies and methods. In addition, our segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. We do not distinguish or group our combined operations on a geographic basis. Furthermore, all operations are within the United States and no customer or tenant comprises more than 10% of revenues. Our reportable segments are as follows:

  •
  Master Planned Communities ("MPCs") – includes the development and sale of land, in large-scale, long-term community development projects in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland.

  •
  Operating Assets – includes retail and office properties, a multi-family property, The Woodlands Resort and Conference Center, The Club at Carlton Woods and other real estate investments. These assets are currently generating revenues, and we believe there is an opportunity to redevelop or reposition many of these assets to improve operating performance.

  •
  Strategic Developments – includes all properties held for development and redevelopment which are not currently operating (primarily retail and other interests in real estate at such locations), and our one residential condominium project located in Natick (Boston), Massachusetts, in which the remaining units were sold during the first six months of 2012.

As more fully discussed in Note 4, on July 1, 2011, we acquired our partner's interest in The Woodlands. We now own 100% of The Woodlands and consolidate its operations. As such, The Woodlands operating results for historical periods when this investment was a Real Estate Affiliate are now analyzed internally on a non-GAAP consolidation basis by management in order to provide management comparability between periods for analyzing operating results.

As our segments are managed separately, different operating measures are utilized to assess operating results and allocate resources among the segments. The one common operating measure used to assess operating results for the business segments is Real Estate Property Earnings Before Taxes ("REP EBT") which represents the operating revenues of the properties less property operating expenses and adjustments for interest, as further described below. Management believes that REP EBT provides useful information about the operating performance of all of our assets, projects and properties.

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income, corporate interest and depreciation expense, provision (benefit) for income taxes, warrant liability gain (loss), the reduction in tax indemnity receivable, equity in earnings from Real Estate Affiliates, Investment in Real Estate Affiliate basis adjustment and reorganization items. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company's historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Segment operating results are as follows:

	Year Ended December 31,
	2012	2011			2010
	Segment Basis	Consolidated Properties	Real Estate Affiliates	Segment Basis	Consolidated Properties	Real Estate Affiliates	Segment Basis
	(In thousands)
Master Planned Communities
Land sales	$182,643	$114,610	$46,773	$161,383	$38,058	$90,986	$129,044
Builder price participation	5,747	3,816	1,108	4,924	4,124	2,777	6,901
Minimum rents	576	659	14	673	—	27	27
Other land revenues	18,073	13,133	3,924	17,057	6,332	8,827	15,159

Total revenues	207,039	132,218	51,819	184,037	48,514	102,617	151,131

Cost of sales – land	89,298	70,108	23,932	94,040	23,388	49,745	73,133
Land sales operations	32,817	24,533	7,432	31,965	17,153	20,829	37,982
Land sales real estate and business taxes	7,558	7,713	1,906	9,619	12,699	—	12,699
Other property operating costs	—	—	—	—	(1)	—	(1)
Provisions for impairment	—	—	—	—	405,331	—	405,331
Depreciation and amortization	72	2	46	48	17	111	128
Interest income	(45)	(144)	(364)	(508)	—	(824)	(824)
Interest expense (*)	(14,598)	(11,920)	2,132	(9,788)	(14,127)	7,857	(6,270)

Total expenses	115,102	90,292	35,084	125,376	444,460	77,718	522,178

Venture partner share of The Woodlands EBT	—	—	(7,949)	(7,949)	—	(11,827)	(11,827)

MPC EBT	91,937	41,926	8,786	50,712	(395,946)	13,072	(382,874)

Operating Assets
Minimum rents	81,140	69,602	2,803	72,405	65,911	4,026	69,937
Tenant recoveries	23,210	19,193	1,061	20,254	18,220	1,484	19,704
Resort and conference center revenues	39,782	15,744	19,106	34,850	—	28,850	28,850
Other rental and property revenues	20,959	14,072	6,992	21,064	7,390	14,613	22,003

Total revenues	165,091	118,611	29,962	148,573	91,521	48,973	140,494

Rental property real estate taxes	11,292	9,666	972	10,638	9,962	2,185	12,147
Rental property maintenance costs	8,073	6,405	517	6,922	5,811	1,063	6,874
Resort and conference center operations	29,112	13,220	13,904	27,124	—	24,471	24,471
Other property operating costs	60,072	46,522	9,223	55,745	30,717	17,316	48,033
Provision for (recovery of) doubtful accounts	1,335	(98)	(9)	(107)	1,607	154	1,761
Provisions for impairment	—	—	—	—	80,924	—	80,924
Depreciation and amortization	23,318	16,341	3,968	20,309	16,313	7,148	23,461
Interest income	(185)	(125)	(2)	(127)	(170)	2	(168)
Interest expense	16,289	10,586	2,316	12,902	16,515	836	17,351
Early extinguishment of debt	—	11,305	—	11,305	—	—	—
Equity in Earnings from Real Estate Affiliates	(3,683)	—	(3,926)	(3,926)	—	338	338

Total expenses	145,623	113,822	26,963	140,785	161,679	53,513	215,192

Venture partner share of The Woodlands EBT	—	—	425	425	—	2,157	2,157

Operating Assets EBT	19,468	4,789	3,424	8,213	(70,158)	(2,383)	(72,541)

Strategic Developments
Minimum rents	905	917	—	917	1,015	—	1,015
Tenant recoveries	141	130	—	130	347	—	347
Condominium unit sales	267	22,067	—	22,067	1,139	—	1,139
Other rental and property revenues	3,443	1,746	—	1,746	182	—	182

Total revenues	4,756	24,860	—	24,860	2,683	—	2,683

Condominium unit cost of sales	96	14,465	—	14,465	1,000	—	1,000
Condominium sales operations	131	1,401	—	1,401	252	—	252
Real estate taxes	2,351	604	—	604	3,756	—	3,756
Rental property maintenance costs	582	671	—	671	684	—	684
Other property operating costs	2,963	4,027	—	4,027	5,925	—	5,925
Provision for (recovery of) doubtful accounts	(111)	(137)	—	(137)	175	—	175
Provisions for impairment	—	—	—	—	17,101	—	17,101
Depreciation and amortization	225	234	—	234	212	—	212
Interest expense	219	323	—	323	34	—	34

Total expenses	6,456	21,588	—	21,588	29,139	—	29,139

Strategic Developments EBT	(1,700)	3,272	—	3,272	(26,456)	—	(26,456)

EBT	$109,705	$49,987	$12,210	$62,197	$(492,560)	$10,689	$(481,871)

(*)
Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets Segment for the years ended December 31, 2011 and 2011.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following reconciles REP EBT to GAAP-basis income (loss):

Reconciliation of REP EBT to GAAP-net income (loss)	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Real Estate Property EBT:
Segment basis	$109,705	$62,197	$(481,871)
Real Estate Affiliates	(3,683)	(12,210)	(10,689)

Segment EBT	106,022	49,987	(492,560)
General and administrative	(34,423)	(32,342)	(21,538)
Corporate interest income, net	10,153	8,595	199
Warrant liability gain (loss)	(185,017)	101,584	(140,900)
Benefit (provision) for income taxes	(6,887)	18,325	633,459
Reduction in tax indemnity receivable	(20,260)	—	—
Equity in earnings from Real Estate Affiliates	3,683	8,578	9,413
Investment in Real Estate Affiliate basis adjustment	—	(6,053)	—
Reorganization items	—	—	(57,282)
Corporate depreciation	(814)	(204)	(21)

Net income (loss)	$(127,543)	$148,470	$(69,230)

The following reconciles segment revenues to GAAP-basis consolidated and combined revenues:

Reconciliation of Segment Basis Revenues to GAAP Revenues	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Master Planned Communities – Total Segment	$207,039	$184,037	$151,131
Operating Assets – Total Segment	165,091	148,573	140,494
Strategic Developments – Total Segment	4,756	24,860	2,683

Total Segment revenues	376,886	357,470	294,308
Less: The Woodlands Partnerships revenues	—	(81,781)	(151,590)

Total revenues – GAAP basis	$376,886	$275,689	$142,718

The assets by segment and the reconciliation of total segment assets to the total assets in the combined financial statements at December 31, 2012 and 2011 are summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Master Planned Communities	$1,756,625	$1,780,596	$1,765,487
Operating Assets	944,562	871,549	812,646
Strategic Developments	288,287	189,807	206,037

Total segment assets	2,989,474	2,841,952	2,784,170
Corporate and other	513,568	557,641	730,741
Real Estate Affiliates	—	—	(492,204)

Total assets	$3,503,042	$3,399,593	$3,022,707

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The increase in the 2012 Strategic Development segment's asset balance of $98.5 million as compared to 2011, is primarily due to approximately $60.0 million of costs incurred related to our Woodlands development projects (approximately $18.0 million of these costs are due to a reclassification of land from our Master Planned Communities Segment) and the collection of approximately $19.6 million of pre-sale condominium deposits from our ONE Ala Moana project. The balance of the increase is due to costs incurred related to our other development projects.

NOTE 18 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share amounts)
Total revenues	$79,765	$93,939	$94,815	$108,367
Operating income	9,104	19,057	17,362	26,942
Net income (loss)	(111,522)	24,992	(50,192)	9,179
Net income (loss) attributable to common stockholders	(112,258)	34,310	(49,411)	(929)
Earnings (loss) per share:
Basic	(2.96)	0.91	(1.30)	(0.01)
Diluted	(2.96)	0.27	(1.30)	(0.01)
Weighted average basic and diluted shares outstanding	37,903	37,907	37,916	38,778

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share amounts)
Total revenues (b)	$53,101	$50,821	$86,673	$85,094
Operating income	5,990	5,689	2,218	13,568
Net income (loss)	(114,487)	65,993	165,024	31,940
Net income (loss) attributable to common stockholders	(114,515)	65,973	164,295	31,427
Earnings (loss) per share:
Basic	(3.02)	1.74	4.33	0.83
Diluted	(3.02)	0.22	(0.14)	0.80
Weighted average basic and diluted shares outstanding	37,905	37,897	37,912	38,114

(a)
Revenues in the fourth quarter of 2012 were higher than the same period in 2011 by $23.3 million primarily due to the lot bid program that was implemented at The Woodlands in the third quarter of 2012.
(b)
Revenue increases in the third and fourth quarters are due to the acquisition of The Woodlands.

THE HOWARD HUGHES CORPORATION, INC.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012

($ in thousands)			Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center	Location	Encum- brances (a)	Land	Buildings and Improve- ments (f)	Land	Buildings and Improve- ments (f)	Land	Buildings and Improve- ments (f)	Total	Accumulated Depreciation (e)	Date of Construction	Date Acquired/ Completed
Summerlin	Las Vegas, NV	$45,425	$990,179	$—	$(92,788)	$794	$897,391	$794	$898,185	$253		2004
Bridgeland	Houston, TX	18,066	257,222	—	134,785	1,627	392,007	1,627	393,634	868		2004
Maryland	Howard County, MD	—	457,552	—	(390,028)	143	67,524	143	67,667	42		2004
The Woodlands	Houston, TX	176,704	264,141	—	(58,941)	18,074	206,200	18,074	224,274	9		2011
Ward Centers	Honolulu, HI	229,000	164,007	89,321	(9,491)	155,662	154,516	244,983	399,499	39,841		2002
South Street Seaport	New York, NY	—	—	7,884	—	4,029	—	11,913	11,913	465		2004
Landmark Mall	Alexandria, VA	—	28,396	67,235	(19,408)	(50,417)	8,988	16,818	25,806	863		2003
Park West	Peoria, AZ	—	16,526	77,548	1,201	(2,297)	17,727	75,251	92,978	14,299	2008	2006
Rio West Mall	Gallup, NM	—	—	19,500	—	8,456	—	27,956	27,956	17,347		1986
Riverwalk Marketplace	New Orleans, LA	—	—	94,513	—	(78,141)	—	16,372	16,372	688		2004
Cottonwood Square	Salt Lake City, UT	—	1,558	4,339	—	636	1,558	4,975	6,533	1,224		2002
20/25 Waterway Avenue	Houston, TX	14,450	2,346	8,871	—	1,144	2,346	10,015	12,361	543		2011
Waterway Garage Retail	Houston, TX	—	1,342	4,255	(1)	698	1,341	4,953	6,294	151		2011
1400 Woodloch Forest	Houston, TX	—	—	—	1,570	13,023	1,570	13,023	14,593	5,887		1981
2201 Lake Woodlands Drive	Houston, TX	—	3,755	—	—	—	3,755	—	3,755	—		2011
4 Waterway Square	Houston, TX	40,140	1,430	51,553	—	6,576	1,430	58,129	59,559	2,831		2011
9303 New Trails	Houston, TX	13,706	1,929	11,915	—	1,619	1,929	13,534	15,463	533		2011
The Club at Carlton Woods	Houston, TX	—	13,796	457	393	589	14,189	1,046	15,235	65		2011
Woodlands Parking Garages	Houston, TX	—	5,857	—	—	138	5,857	138	5,995	51		2011
Woodlands Resort and Conference Center	Houston, TX	36,100	13,258	37,983	—	4,010	13,258	41,993	55,251	1,249		2011
Millennium Waterway Apartments	Houston, TX	55,584	15,917	56,002	—	—	15,917	56,002	71,919	1,338		2012
110 N. Wacker	Chicago, IL	29,000	—	29,035	—	5,315	—	34,350	34,350	11,616		1997
Columbia Offices	Howard County, MD	—	1,575	28,447	1,571	8,394	3,146	36,841	39,987	11,121		2004
70 Columbia Corporate Center	Columbia, MD	16,037	1,281	14,523	—	—	1,281	14,523	15,804	139		2012

($ in thousands)			Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center	Location	Encum- brances (a)	Land	Buildings and Improve- ments (f)	Land	Buildings and Improve- ments (f)	Land	Buildings and Improve- ments (f)	Total	Accumulated Depreciation (e)	Date of Construction	Date Acquired/ Completed
Bridges at Mint Hill	Charlotte, NC	$—	$—	$—	$—	$16,619	$—	$16,619	$16,619	$—		2007
Elk Grove Promenade	Elk Grove, CA	—	—	—	—	5,666	—	5,666	5,666	4		2003
3 Waterway Square	Houston, TX	9,150	748	—	(748)	23,581	—	23,581	23,581	—		2012
One Hughes Landing	Houston, TX	10	—	—	—	5,304	—	5,304	5,304	—		2012
The Shops at Summerlin	Las Vegas, NV	4,287	—	—	—	44,781	—	44,781	44,781	—		2004
Ala Moana Condo Project	Honolulu, HI	—	—	—	—	24,377	—	24,377	24,377	—		2002
AllenTowne	Dallas, TX	—	25,575	—	(25,575)	25,416	—	25,416	25,416	—		2006
Cottonwood Mall	Salt Lake City, UT	—	7,613	42,987	(4,713)	(25,996)	2,900	16,991	19,891	—		2002
Kendall Town Center	Miami, FL	—	—	—	—	17,666	—	17,666	17,666	—		2004
West Windsor	Princeton, NJ	—	—	—	—	21,835	—	21,835	21,835	—		2004
Alameda Plaza	Pocatello, ID	—	740	2,060	(740)	(999)	—	1,061	1,061	30		2002
Century Plaza Mall	Birmingham, AL	—	3,164	28,514	(3,164)	(23,163)	—	5,351	5,351	—		1997
Village at Redlands	Redlands, CA	—	—	—	—	6,600	—	6,600	6,600	—	2008	2004
Redlands Promenade	Redlands, CA	—	—	—	—	2,907	—	2,907	2,907	—		2004
Lakemoor (Volo) Land	Volo, IL	—	320	—	(320)	321	—	321	321	—		1995
Corporate general and administrative		653	885	1,027	—	7,926	885	8,953	9,838	1,034

Total HHC		$688,312	$2,281,112	$677,969	$(465,397)	$252,913	$1,815,715	$930,882	$2,746,597	$112,491

(a)
See description of mortgages, notes and other debt payable in Note 8 of the Consolidated and Combined Financial Statements.
(b)
Initial cost for constructed malls is cost at end of first complete calendar year subsequent to opening.
(c)
For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write-downs. For Master Planned Communities, costs capitalized subsequent to acquisitions are net of land sales.
(d)
The aggregate cost of land, building and improvements for federal income tax purposes is approximately $2.6 billion.
(e)
Depreciation is computed based upon the following estimated lives.
(f)
Includes all amounts related to Developments:

Years
Building and improvements	10-45
Equipment, tenant improvements and fixtures	5-10
Computer hardware and software, and vehicles	3-5

Reconciliation of Real Estate
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$2,589,730	$2,161,977	$2,680,647
Change in Land	66,889	69,110	13,240
Additions	179,372	452,461	116,482
Impairments	—	—	(503,356)
Dispositions and write-offs and land costs of sales	(89,395)	(93,818)	(145,036)

Balance at end of year	$2,746,596	$2,589,730	$2,161,977

Reconciliation of Accumulated Depreciation
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$91,605	$78,931	$81,180
Depreciation Expense	19,457	14,012	14,582
Dispositions and write-offs	1,429	(1,338)	(16,831)

Balance at end of year	$112,491	$91,605	$78,931

Exhibit No.	Description of Exhibit
2.1	Separation Agreement, dated November 9, 2010, between The Howard Hughes Corporation and General Growth Properties, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed November 12, 2010)
2.2
Partnership Interest Purchase Agreement dated as of June 20, 2011 among TWC Commercial Properties, LLC, TWC Commercial Properties, LP, TWC Operating, LLC, TWC Land Development, LLC, TWC Land Development, LP and MS TWC, Inc., MS/TWC Joint Venture (incorporated by reference to Exhibit 21 to the Company's Current Report in Form 8-K, filed July 5, 2011).
3.1	Amended and Restated Certificate of Incorporation of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed November 12, 2010)
3.2	Amended and Restated Bylaws of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed November 12, 2010)
3.3
Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on February 29, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed February 29, 2012
4.1
Section 382 Rights Agreement, dated as of February 27, 2012, by and between The Howard Hughes Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed February 29, 2012)
10.1
Transition Services Agreement, dated November 9, 2010, between The Howard Hughes Corporation, GGP Limited Partnership and General Growth Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.2
Reverse Transition Services Agreement, dated November 9, 2010, between The Howard Hughes Corporation, GGP Limited Partnership and General Growth Management, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.3
Employee Matters Agreement, dated November 9, 2010, between The Howard Hughes Corporation, GGP Limited Partnership and General Growth Management, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.4
Employee Leasing Agreement, dated November 9, 2010, between The Howard Hughes Corporation, GGP Limited Partnership and General Growth Management, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.5
Tax Matters Agreement, dated November 9, 2010, between The Howard Hughes Corporation and General Growth Properties, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.6
Surety Bond Indemnity Agreement, dated November 9, 2010, between The Howard Hughes Corporation and General Growth Properties, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.7
Form of indemnification agreement for directors and certain executive officers of The Howard Hughes Corporation (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed November 12, 2010)

Exhibit No.	Description of Exhibit
10.8	Warrant Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.9
Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Brookfield Retail Holdings LLC (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.10
Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and The Fairholme Fund and Fairholme Focused Income Fund (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.11
Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P. (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.12
Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and M.B. Capital Partners, M.B. Capital Partners III and M.B. Capital Units LLC (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.13
Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-D LLC, Brookfield Retail Holdings V LP and Brookfield US Retail Holdings LLC (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.14
Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and The Fairholme Fund and Fairholme Focused Income Fund (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.15
Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P., Blackstone Real Estate Partners VI L.P., Blackstone Real Estate Partners (AIV) VI L.P., Blackstone Real Estate Partners VI.F L.P., Blackstone Real Estate Partners VI.TE.1 L.P., Blackstone Real Estate Partners VI.TE.2 L.P., Blackstone Real Estate Holdings VI L.P., and Blackstone GGP Principal Transaction Partners L.P. (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.16*
Form of Restricted Stock Agreement for Nonemployee Directors under The Howard Hughes Corporation 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 14, 2012)
10.17*
Employment Agreement, dated as of November 22, 2010, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed November 29, 2010)
10.18*
Amendment No. 1 to Employment Agreement, dated as of August 17, 2012, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q, filed November 9, 2012)
10.19*
Warrant Purchase Agreement, dated November 22, 2010, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 29, 2010)

Exhibit No.	Description of Exhibit
10.20*	Amendment No. 1 to the Warrant Purchase Agreement dated as of August 23, 2011, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.24 to the Company's Annual Report Form 10-K filed February 29, 2012).
10.21*
Employment Agreement, dated as of November 22, 2010, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed November 29, 2010)
10.22*
Warrant Purchase Agreement, dated November 22, 2010, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed November 29, 2010)
10.23*
Warrant Purchase Agreement, dated February 25, 2011, between The Howard Hughes Corporation and Andrew C. Richardson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 3, 2011)
10.24*
Employment Agreement, dated as of February 25, 2011, between The Howard Hughes Corporation and Andrew C. Richardson (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed March 3 2011)
10.25*
Second Amended and Restated Master Credit Agreement dated as of March 29, 2011, by and among The Woodlands Commercial Properties Company, L.P., The Woodlands Land Development Company, L.P., Keybank National Association, the other lenders that are a party to the agreement, and the other lending institutions which may become parties to the agreement, Keybank National Association, as Administrative Agent to the lenders, and Compass Bank, as Syndication Agent (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on February 29, 2012)
10.26*
Loan agreement dated as of September 29, 2011, by and among Victoria Ward, Limited along with certain Victoria Ward, Limited's subsidiaries, as borrowers, Wells Fargo Bank, National Association, as Administrative Agent and lead lender, CIBC, First Hawaiian Bank, Bank of Hawaii and Central Pacific Bank, as lenders, and Wells Fargo Securities, L.L.C., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 4, 2011)
10.27*	The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 14, 2012).
10.28
Warrant Purchase Agreement, dated as of November 9, 2012, by and among The Howard Hughes Corporation and the parties listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 16, 2012)
10.29
Warrant Purchase Agreement, dated as of December 6, 2012, by and among The Fairholme Fund, Fairholme Focused Income Fund and The Howard Hughes Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 11, 2012)
10.30
Warrant Purchase Agreement, dated as of December 6, 2012, by and among the parties listed on Schedule I attached thereto and The Howard Hughes Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 11, 2012)
21.1†	List of Subsidiaries
23.1†	Consent of Deloitte & Touche LLP

Exhibit No.	Description of Exhibit
24.1†	Power of Attorney
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Dcoument
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

*
Management contract, compensatory plan or arrangement

†
Filed herewith

Attached is Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated and Combined Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Balance Sheets at December 31, 2012 and 2011, (iii) the Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated and Combined Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.