Form 10-Q
period 2013-03-31
Howard Hughes Corp
filed 2013-05-09
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of common stock, $0.01 par value, outstanding as of May 5, 2013 was 39,498,912.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31,	December 31,
	2013	2012
	(In thousands, except share amounts)
Assets:
Investment in real estate:
Master Planned Community assets	$1,561,668	$1,563,122
Land	252,593	252,593
Buildings and equipment	660,412	657,268
Less: accumulated depreciation	(117,972)	(112,491)
Developments	326,866	273,613
Net property and equipment	2,683,567	2,634,105
Investment in Real Estate Affiliates	33,646	32,179
Net investment in real estate	2,717,213	2,666,284
Cash and cash equivalents	200,536	229,197
Accounts receivable, net	16,640	13,905
Municipal Utility District receivables, net	102,166	89,720
Notes receivable, net	26,272	27,953
Tax indemnity receivable, including interest	319,617	319,622
Deferred expenses, net	9,731	12,891
Prepaid expenses and other assets, net	154,237	143,470
Total assets	$3,546,412	$3,503,042

Liabilities:
Mortgages, notes and loans payable	$696,761	$688,312
Deferred tax liabilities	77,925	77,147
Warrant liabilities	156,600	123,573
Uncertain tax position liability	134,568	132,492
Accounts payable and accrued expenses	187,842	170,521
Total liabilities	1,253,696	1,192,045

Commitments and Contingencies (see Note 13)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 39,498,912 shares issued and outstanding as of March 31, 2013 and December 31, 2012	395	395
Additional paid-in capital	2,825,174	2,824,031
Accumulated deficit	(532,737)	(509,613)
Accumulated other comprehensive loss	(9,567)	(9,575)
Total stockholders’ equity	2,283,265	2,305,238
Noncontrolling interests	9,451	5,759
Total equity	2,292,716	2,310,997
Total liabilities and equity	$3,546,412	$3,503,042

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenues:
Master Planned Community land sales	$47,226	$36,089
Builder price participation	1,275	813
Minimum rents	18,926	18,898
Tenant recoveries	5,325	5,864
Condominium unit sales	—	134
Resort and conference center revenues	11,104	9,657
Other land revenues	2,802	3,568
Other rental and property revenues	3,433	4,742
Total revenues	90,091	79,765
Expenses:
Master Planned Community cost of sales	25,699	18,739
Master Planned Community operations	8,496	10,988
Other property operating costs	15,520	14,210
Rental property real estate taxes	3,757	3,839
Rental property maintenance costs	1,805	1,955
Condominium unit cost of sales	—	59
Resort and conference center operations	7,476	7,414
Provision for doubtful accounts	429	—
General and administrative	11,171	8,399
Depreciation and amortization	6,444	5,058
Total expenses	80,797	70,661

Operating income	9,294	9,104

Interest income	2,356	2,332
Interest expense	(143)	—
Warrant liability loss	(33,027)	(121,851)
Reduction in tax indemnity receivable	(1,904)	—
Equity in earnings from Real Estate Affiliates	2,733	2,677
Loss before taxes	(20,691)	(107,738)
Provision for income taxes	2,479	3,784
Net loss	(23,170)	(111,522)
Net income (loss) attributable to noncontrolling interests	46	(736)
Net loss attributable to common stockholders	$(23,124)	$(112,258)

Basic/diluted loss per share:	$(0.59)	$(2.96)

See Notes to  Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Comprehensive loss, net of tax:
Net loss	$(23,170)	$(111,522)
Other comprehensive income (loss):
Interest rate swaps (a)	421	102
Capitalized swap interest (b)	(413)	(410)
Other comprehensive income (loss)	8	(308)
Comprehensive loss	(23,162)	(111,830)
Comprehensive income (loss) attributable to noncontrolling interests	46	(736)
Comprehensive loss attributable to common stockholders	$(23,116)	$(112,566)

(a)   Net of deferred tax expense of $0.1 million for the three months ended March 31, 2013 and 2012.

(b)   Net of deferred tax benefit of $0.2 million for the three months ended March 31, 2013 and 2012.

See Notes to  Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

					Accumulated
			Additional		Other
		Common	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
(In thousands, except shares)	Shares	Stock	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, January 1, 2012	37,945,707	$379	$2,711,109	$(381,325)	$(5,578)	$5,014	$2,329,599
Net income (loss)		—	—	(112,258)	—	736	(111,522)
Interest rate swaps, net of tax of $101		—	—	—	102	—	102
Capitalized swap interest, net of tax of $244		—	—	—	(410)	—	(410)
Stock plan activity	—	—	871	—	—	—	871
Balance, March 31, 2012	37,945,707	$379	$2,711,980	$(493,583)	$(5,886)	$5,750	$2,218,640

Balance, January 1, 2013	39,498,912	$395	$2,824,031	$(509,613)	$(9,575)	$5,759	$2,310,997
Net income (loss)		—	—	(23,124)	—	(46)	(23,170)
Adjustment to noncontrolling interest		—	—	—	—	3,750	3,750
Preferred dividend payment on behalf of REIT subsidiary		—	—	—	—	(12)	(12)
Interest rate swaps, net of tax of $80		—	—	—	421	—	421
Capitalized swap interest, net of tax of $198		—	—	—	(413)	—	(413)
Stock plan activity	—	—	1,143	—	—	—	1,143
Balance, March 31, 2013	39,498,912	$395	$2,825,174	$(532,737)	$(9,567)	$9,451	$2,292,716

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three months ended March 31,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(23,170)	$(111,522)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Provision for doubtful accounts	429	—
Depreciation	5,483	4,214
Amortization	961	844
Amortization of deferred financing costs and debt market rate adjustments, net	144	156
Amortization of intangibles other than in-place leases	260	(44)
Straight-line rent amortization	70	(265)
Deferred income taxes	2,196	3,728
Restricted stock and stock option amortization	1,143	871
Warrant liability loss	33,027	121,851
Reduction in tax indemnity receivable	1,904	—
Equity in earnings (loss) from Real Estate Affiliates, net of distributions	70	(151)
Master Planned Community and condominium development expenditures	(33,329)	(24,284)
Master Planned Community and condominium cost of sales	22,553	17,857
Net changes:
Accounts and notes receivable	(3,472)	3,770
Prepaid expenses and other assets	463	(2,791)
Deferred expenses	2,397	(1,432)
Accounts payable and accrued expenses	4,940	(13,193)
Other, net	570	(487)
Cash provided by (used in) operating activities	16,639	(878)

Cash Flows from Investing Activities:
Real estate and property expenditures	(43,940)	(7,605)
Investments in Real Estate Affiliates, net	(1,537)	(345)
Increase in restricted cash	(11,121)	(1,001)
Cash used in investing activities	(56,598)	(8,951)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	68,313	217
Principal payments on mortgages, notes and loans payable	(57,003)	(7,465)
Deferred financing costs	—	(515)
Preferred dividend payment on behalf of REIT subsidiary	(12)	—
Cash provided by (used in) financing activities	11,298	(7,763)
Net change in cash and cash equivalents	(28,661)	(17,592)
Cash and cash equivalents at beginning of period	229,197	227,566
Cash and cash equivalents at end of period	$200,536	$209,974

Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,348	$6,070
Interest capitalized	9,869	6,692
Income taxes paid	885	132

Non-Cash Transactions:
Special Improvement District bond transfers associated with land sales	3,146	978
Real estate and property expenditures	17,136	1,711

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1        BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities Exchange Commission (the “SEC”). Such condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated and Combined Financial Statements for the year ended December 31, 2012 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. We have made certain reclassifications in 2012 to conform to the 2013 presentation. We reclassified $1.4 million of certain salaries and overhead costs related to land development activities for The Woodlands from general and administrative expenses to Master Planned Community operations. In addition, we reclassified $0.2 million of operating costs related to the Columbia office properties from Master Planned Community operations to other property costs. The results for the interim period ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

Management has evaluated all material events occurring subsequent to the date of the condensed consolidated financial statements up to the date and time this Quarterly Report was filed.

NOTE 2        SPONSORS AND MANAGEMENT WARRANTS

On November 9, 2010 (the “Effective Date”), we issued warrants to purchase 8.0 million shares of our common stock to certain of our sponsors (the “Sponsors Warrants”) with an estimated initial value of approximately $69.5 million. The initial exercise price for the warrants of $50.00 per share and the number of shares of common stock underlying each warrant are subject to adjustment for future stock dividends, splits or reverse splits of our common stock or certain other events. On December 7, 2012, the affiliates of Blackstone Real Estate Partners and the Fairholme Fund and the Fairholme Focused Income Fund, each sold their sponsor warrants totaling 333,333 and 1,916,667, respectively, to HHC for $30.00 cash per warrant. These transactions were accounted for as the settlement of a liability for cash consideration of $67.5 million. On November 9, 2012, Brookfield Asset Management, Inc. (“Brookfield”), one of our sponsors, exercised their warrants to purchase 1,525,272 shares of our common stock at an exercise price of $50.00 per warrant, or $76.3 million. In addition, Brookfield sold their remaining warrants to purchase 2,308,061 shares of our common stock to HHC for $89.3 million. The cash consideration paid to Brookfield net of the exercise price was $13.0 million. As a result of these transactions, $108.6 million of additional paid-in capital was recorded in our financial statements in the year ended December 31, 2012.  The Sponsors Warrants expire on November 9, 2017.

In November 2010 and February 2011, we entered into certain agreements (the “Management Warrants”) with David R. Weinreb, our Chief Executive Officer, Grant Herlitz, our President, and Andrew C. Richardson, our Chief Financial Officer, in each case prior to his appointment to such position, to purchase shares of our common stock. The Management Warrants representing 2,862,687 underlying shares, which may be adjusted pursuant to a net settlement option, were issued pursuant to such agreements at fair value in exchange for a combined total of approximately $19.0 million in cash from such executives at the commencement of their respective employment. Mr. Weinreb and Mr. Herlitz’s warrants have exercise prices of $42.23 per share and Mr. Richardson’s warrant has an exercise price of $54.50 per share. Generally, the Management Warrants become exercisable in November 2016 and expire by February 2018.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The estimated $71.3 million fair value for the Sponsors Warrants representing warrants to purchase 1,916,667 shares and estimated $85.3 million fair value for the Management Warrants representing warrants to purchase 2,862,687 shares outstanding as of March 31, 2013, have been recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsors Warrants and Management Warrants were $58.5 million and $65.1 million, respectively, as of December 31, 2012. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 5. Decreases and increases in the fair value of the Sponsors Warrants and the Management Warrants are recognized as either warrant liability gains or losses, respectively, in the Condensed Consolidated Statements of Operations.

NOTE 3                         EARNINGS PER SHARE

Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and nonvested stock issued under stock-based compensation plans is computed using the “treasury stock” method. The dilutive effect of the Sponsors Warrants and Management Warrants is computed using the if-converted method. Gains associated with the Sponsors Warrants and Management Warrants are excluded from the numerator in computing diluted earnings per share because inclusion of such gains in the computation would be anti-dilutive.

Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Basic and Diluted EPS:
Numerator:
Net loss	$(23,170)	$(111,522)
Net income (loss) attributable to noncontrolling interests	46	(736)
Net loss attributable to common stockholders	$(23,124)	$(112,258)

Denominator:
Weighted average basic common shares outstanding	39,441	37,903

Basic and diluted EPS:	$(0.59)	$(2.96)

The diluted EPS computation for the three months ended March 31, 2013 excludes 890,040 stock options, 57,933 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsors Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti-dilutive.

Additionally, the diluted EPS computation for the three months ended March 31, 2012 excludes 731,437 stock options and 42,553 shares of restricted stock and 10,682,687 Sponsors and Management Warrants because their inclusion would have been anti-dilutive.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

NOTE 4                         IMPAIRMENT

We review our real estate assets, including operating assets, land held for development and sale and developments in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. GAAP requires that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to fair value (or for land held for sale, fair value less cost to sell). The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below market rate of return.

Our investment in each of the Real Estate Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the decrease in value of our investment in a Real Estate Affiliate is deemed to be other-than-temporary, our investment in such Real Estate Affiliate is reduced to its estimated fair value.

No impairment charges were recorded during the three months ended March 31, 2013 or 2012. We continually evaluate our strategic alternatives with respect to each of our properties and may revise our strategy from time to time, including our intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, we may decide to sell property that is held for use and the sale price may be less than the carrying amount.  As a result, these changes in strategy could result in impairment charges in future periods.

NOTE 5                                           FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents, for each of the fair value hierarchy levels required under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” our assets and liabilities that are measured at fair value on a recurring basis.

	March 31, 2013				December 31, 2012
	Fair Value Measurements Using				Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)				(In thousands)
Liabilities
Warrants	$156,600	$—	$—	$156,600	$123,573	$—	$—	$123,573
Interest rate swaps	6,691	—	6,691	—	7,183	—	7,183	—

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

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) which are our Sponsors and Management Warrants:

	2013	2012
	(In thousands)
Balance as of January 1,	$123,573	$127,764
Warrant liability loss	33,027	121,851
Balance as of March 31,	$156,600	$249,615

The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data. Changes in the fair value of the Sponsors Warrants and the Management Warrants are recognized in earnings as a warrant liability gain or loss.

The significant unobservable input used in the fair value measurement of our warrants designated as Level 3 as of March 31, 2013 is as follows:

	Fair Value	Valuation Technique	Unobservable Input	Average
	(In thousands)
Warrants	$156,600	Option Pricing Valuation Model	Expected Volatility (a)	22.0%

(a) Based on the asset volatility of comparable companies.

The expected volatility in the table above is a significant unobservable input used to estimate the fair value of our warrant liabilities. An increase in expected volatility would increase the fair value of the liability, while a decrease in expected volatility would decrease the fair value of the liability.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

	March 31, 2013			December 31, 2012
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Notes receivable, net	$26,272	$26,272		$27,953	$27,953
Tax indemnity receivable, including interest	319,617		(a)	319,622		(a)

Liabilities:
Fixed-rate debt	$158,610	$159,916		$158,636	$158,879
Variable-rate debt (b)	491,894	491,894		479,964	479,964
SID bonds	46,257	48,775		49,712	56,475
Total mortgages, notes and loans payable	$696,761	$700,585		$688,312	$695,318

(a) It is not practicable to estimate the fair value of the tax indemnity receivable, including interest, as the timing and ultimate amount received under contract is highly dependent on numerous future events that cannot be reliably predicted.

(b) As more fully described below, $172.0 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt.

Notes receivable are carried at net realizable value, which approximates fair value. The estimated fair values of these notes receivable are categorized as Level 3 due to certain factors, such as current interest rates, terms of the note and credit worthiness of the borrower.

The fair value of debt in the table above was estimated based on a discounted future cash payment model using Level 2 inputs, which includes risk premiums for loans of comparable quality and a risk free rate derived from the current London Interbank Offered Rate (“LIBOR”) or U.S. Treasury obligation interest rates. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value because of the short-term maturity of these instruments.

NOTE 6                                           REAL ESTATE AFFILIATES

In the ordinary course of business, we enter into partnerships or joint ventures primarily for the development and operations of real estate assets which are referred to as Real Estate Affiliates. These partnerships or joint ventures are typically characterized by a non-controlling ownership interest with decision making and distribution of expected gains and losses being proportionate to the ownership interest.  We account for these partnerships and joint ventures in accordance with ASC 810 (“ASC 810”).

In accordance with ASC 810, as amended, we assess our joint ventures at inception to determine if any meet the qualifications of a variable interest entity (“VIE”). We consider a partnership or joint venture a VIE if: (a) the total

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

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

We also perform a qualitative assessment of each VIE to determine if we are the primary beneficiary, as required by ASC 810. The company concludes that it is the primary beneficiary and consolidates the VIE if the company has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if the company is the primary beneficiary. As required by ASC 810, management’s assessment of whether the company is the primary beneficiary of a VIE is continuously performed.

We account for investments in joint ventures deemed to be VIEs for which we are not considered to be the primary beneficiary using the equity method, and investments in joint ventures where we have virtually no influence on the joint venture’s operating and financial policies, on the cost method. Generally, the operating agreements with respect to our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages.

In certain cases, the company is required to consolidate certain VIEs. As of March 31, 2013, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $20.0 million and $2.8 million, respectively. As of December 31, 2012, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $11.7 million and $1.0 million, respectively. The assets of the VIE are restricted for use only by the particular VIE and are not available for our general operations.

Our recent and more significant VIEs are discussed below.

ONE Ala Moana Condominium Development Project

On October 11, 2011, we and an entity jointly owned by two local development partners formed a joint venture called HHMK Development, LLC (“HHMK Development”). The joint venture was created to explore the development of a luxury condominium tower at the Ala Moana Center in Honolulu, HI. We own 50% and our partners jointly own the remaining 50% of the venture and unanimous consent of the partners is required for all major decisions. On June 14, 2012, we formed another 50/50 joint venture, KR Holdings, LLC (“KR Holdings”), with the same development partners. The initial capital contribution which, is due at closing of the construction loan, will include our interest in the condominium declaration and condominium rights for the condominium tower, owned by our wholly-owned subsidiary and cash from our partner for their 50% interest. We expect the construction loan to close in the second quarter of 2013. On September 17, 2012, KR Holdings closed on two $20.0 million non-recourse mezzanine loan commitments with List Island Properties and A & B Properties, Inc. These loans have a blended interest rate of 12%, must be drawn in full at the construction loan closing date and mature on April 30, 2018 with the option to extend for one year. In addition to the mezzanine loans, A & B Properties and List Island Properties both have a profit interest in KR Holdings, which entitles them to receive a share of the profits after we get a return of our capital plus a 13% preferred return on our capital. The venture drew $3.0 million of the $40.0 million provided by the mezzanine lenders to fund the predevelopment costs of the venture. Per the terms of the mezzanine loans, the venture is not required to repay this $3.0 million if the construction loan fails to close or the project fails to go forward. Of the committed predevelopment costs, $3.0 million has been funded as of March 31, 2013, of which $2.0 million is non-interest bearing. Total predevelopment costs through March 31, 2013 for both KR Holdings and HHMK, are $5.4 million, and our share of the predevelopment costs is $2.7 million.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

Millennium Woodlands Phase II, LLC

On May 14, 2012, we entered into a joint venture, Millennium Woodlands Phase II, LLC (“Millennium Phase II”), with The Dinerstein Companies, the same joint venture partner related to the Millennium Waterway Apartments I project for the construction of a new 314-unit Class A multi-family complex in The Woodlands Town Center. Our partner is the managing member of Millennium Phase II. As the managing member, our partner controls, directs, manages and administers the affairs of Millennium Phase II. On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million to the joint venture, our partner’s contribution of $3.0 million in cash and by a construction loan in the amount of $37.7 million which is guaranteed by our partner. The development of Millennium Phase II further expands our multi-family portfolio in The Woodlands Town Center.

Columbia Parcel D Joint Venture

On October 27, 2011, we entered into a joint venture, Parcel D Development, LLC, with a local developer, Kettler, Inc., to construct a Class A apartment building with ground floor retail space in downtown Columbia, MD. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions.

We are not the primary beneficiary of any of the VIEs discussed above because we do not have the unilateral power to direct activities that most significantly impact the economic performance of the joint venture and therefore we report our interests on the equity method.

HHMK Development, KR Holdings, Millennium Phase II, and the Parcel D Development, LLC joint venture entities included in the table below are VIEs. The aggregate carrying value of the unconsolidated VIEs was $9.4 million and $7.8 million as of March 31, 2013 and December 31, 2012, respectively, and was classified as Investments in Real Estate Affiliates in the Condensed Consolidated Balance Sheets. These joint ventures are in the pre development stage, therefore there were no earnings for the three months ended March 31, 2013 and 2012, respectively. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

Below is a summary of our Investments in Real Estate Affiliates:

	Economic/ Legal Ownership		Carrying Value		Share of Earnings/Dividends
	March 31,	December 31,	March 31,	December 31,	Three Months Ended March 31,
Equity Method Investments	2013	2012	2013	2012	2013	2012
	(In percentages)		(In thousands)		(In thousands)

Circle T	50.00%	50.00%	$9,004	$9,004	$—	$—
Forest View/Timbermill Apartments	—	—	—	—	—	4
HHMK Development, LLC	50.00%	50.00%	1,796	1,257	—	—
KR Holdings, LLC	50.00%	50.00%	—	—	—	—
Millennium Waterway Apartments	100.00%	100.00%	—	—	—	220
Millennium Woodlands Phase II, LLC	81.43%	81.43%	2,190	2,190	—	—
Parcel D Development, LLC	50.00%	50.00%	5,410	4,330	—	—
Stewart Title	50.00%	50.00%	3,762	3,871	191	59
Woodlands Sarofim #1	20.00%	20.00%	2,489	2,450	39	18
Other investments			300	300	—	—
			24,951	23,402	230	301
Cost basis investments (a)			8,695	8,777	2,503	2,376
Investment in Real Estate Affiliates			$33,646	$32,179	$2,733	$2,677

(a) Includes distribution received from Summerlin Hospital Medical Center.

As of March 31, 2013, approximately $15.9 million of indebtedness was secured by the properties owned by our Real Estate Affiliates of which our share was approximately $7.9 million based upon our economic ownership. The debt is non-recourse to us.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

NOTE 7                                                                                                MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$158,610	$158,636
Special Improvement District bonds	46,257	49,712
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	491,894	479,964
Total mortgages, notes and loans payable	$696,761	$688,312

(a) As more fully described below, $172.0 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt.

The following table presents our mortgages, notes, and loans payable by property:

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

			Maximum	Carrying Value
		Interest	Facility	March 31,	December 31,
$ In Thousands	Maturity (a)	Rate	Amount	2013	2012
				(In thousands)

110 N. Wacker (b)	October 2019	5.21%		$29,000	$29,000

70 Columbia Corporate Center	August 2017	4.25%		16,037	16,037

Columbia Regional Building (c)	March 2018	3.25%	$23,008	212	—

Other Financing Arrangements	July 2015	—		897	612

Bridgeland
Land Loan (d)	June 2022	5.50%		18,066	18,066
Development Loan (e)	June 2015	5.00%	$30,000	4,963	—
Bridgeland Total				23,029	18,066

Special Improvement District bonds
Summerlin South - S108	December 2016	5.95%		1,067	1,067
Summerlin South - S124	December 2019	5.95%		324	324
Summerlin South - S128	December 2020	7.30%		787	787
Summerlin South - S128C	December 2030	6.05%		5,739	5,739
Summerlin South - S132	December 2020	6.00%		4,757	4,822
Summerlin South - S151	June 2025	6.00%		7,419	10,501
Summerlin West - S810	April 2031	7.13%		21,877	22,185
The Shops at Summerlin Centre - S108	December 2016	5.95%		586	586
The Shops at Summerlin Centre - S128	December 2030	6.05%		3,701	3,701
Special Improvement District bonds Total				46,257	49,712

The Woodlands
Master Credit Facility (f)	March 2015	5.00%	$270,000	176,663	176,704
Resort and Conference Center (g)	February 2019	3.70%	$95,000	36,100	36,100
Capital lease obligation	various	3.31%		26	41
4 Waterway Square	December 2023	4.88%	$41,000	39,919	40,140
9303 New Trails	December 2023	4.88%	$14,000	13,631	13,706
3 Waterway Square (h)	January 2017	2.85%	$43,295	15,946	9,150
One Hughes Landing (h)	November 2017	2.85%	$38,000	10	10
20/25 Waterway Avenue	May 2022	4.79%	$14,450	14,450	14,450
Millennium Waterway Apartments	June 2022	3.75%	$55,600	55,584	55,584
The Woodlands Total				352,329	345,885

Ward Centers (i)	September 2016	3.39%	$250,000	229,000	229,000
				$696,761	$688,312

(a)         Maturity date includes any extension periods which can be exercised at our option.

(b)         Loan has a stated interest rate of one-month LIBOR + 2.25%. The $29.0 million outstanding principal balance is swapped to a 5.21% fixed rate through maturity.

(c)          Loan bears interest at prime rate for draws less than $0.5 million. For draws over $0.5 million, we make election to use LIBOR+2.00% or the prime rate. Loan payments are interest only until March 2016.

(d)         Loan is for ten year term. First five years interest is fixed at 5.50% and for second five years interest rate is floating based on three-month LIBOR +2.75%.

(e)          Revolving development loan provides for a maximum of $30.0 million outstanding balance at any time with aggregate draws not to exceed $140.0 million. The loan bears interest at the greater of 5.00% or LIBOR + 3.25%.

(f)           Loan bears interest at one-month LIBOR + 4.00% and has a 5.00% minimum rate.

(g)          Loan was refinanced in February 2013 and bears interest at one-month LIBOR + 3.50%.

(h)         Loan bears interest at one-month LIBOR + 2.65%.

(i)             Loan has a stated interest rate of one-month LIBOR + 2.50%. $143.0 million of the outstanding principal balance is swapped to a 3.80% fixed rate through maturity.

The weighted average interest rate on our mortgages, notes and loans payable was 4.30% and 4.49% as of March 31, 2013 and December 31, 2012, respectively.

Mortgages, Notes and Loans Payable

As of March 31, 2013, we had $696.8 million of mortgages, notes and loans payable. All of the debt is secured by the individual properties as listed in the table above and is non-recourse to HHC, except for a $7.0 million parent guarantee associated with the 110 N. Wacker mortgage. The Woodlands Master Credit Facility and Resort and

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

Conference Center loans are also recourse to the partnerships that directly own The Woodlands operations. Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Such provisions are not expected to impact our operations in 2013. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

The Woodlands Master Credit Facility is a $270.0 million facility consisting of a $170.0 million term loan and a $100.0 million revolving credit line (together, the “TWL Facility”). As of March 31, 2013, the TWL Facility had an outstanding balance of $176.7 million. The TWL Facility bears interest at one-month LIBOR plus 4.00% with a 1.00% LIBOR floor, has a March 29, 2014 initial maturity date and a one-year extension at borrower’s option. The TWL Facility also contains certain restrictions or covenants that, among other things, require the maintenance of specified financial ratios, restrict the incurrence of additional indebtedness at The Woodlands, and limit distributions from The Woodlands to us.  Until The Woodlands leverage, as defined by the credit agreement, is less than a 40.0% loan to value ratio, we must amortize the debt on a dollar for dollar basis for any distributions that we make from The Woodlands.  As of March 31, 2013, leverage was approximately 25.0%. There was $58.3 million of undrawn and available borrowing capacity under the TWL Facility based on the collateral underlying the facility and covenants as of March 31, 2013. The TWL Facility also requires mandatory principal amortization payments during its initial term and during the extension period, if exercised.  Repayments of $30.0 million are required on March 29, 2014. Furthermore, $10.0 million is due on each of June 29, September 29 and December 29, 2014 during the extension period.

On September 30, 2011, we closed on a $250.0 million non-recourse first mortgage financing secured by Ward Centers in Honolulu, Hawaii, that bears interest at one month LIBOR plus 2.50%.  The loan may be drawn to a maximum $250.0 million to fund capital expenditures at the property, provided that the outstanding principal balance cannot exceed 65% of the property’s appraised value and the borrowers are required to have a minimum 10.0% debt yield in order to draw additional loan proceeds under the facility. The loan also permits partial repayment during its term in connection with property releases for development. The loan matures on September 29, 2016, and $143.0 million of the principal balance was swapped to a 3.80% fixed rate for the term of the loan.  The loan had a weighted-average interest rate of 3.39% as of March 31, 2013. The unused portion of this mortgage was $21.0 million as of March 31, 2013.

The Woodlands Resort and Conference Center loan had a $36.1 million outstanding balance as of December 31, 2012. On February 8, 2013, we closed on a $95.0 million of non-recourse construction financing which repaid the existing $36.1 million mortgage and provides funding for the redevelopment of The Woodlands Resort and Conference Center. The loan bears interest at one month LIBOR plus 3.50% and has an initial maturity of February 8, 2016, with three one-year extensions at our option. The loan is secured by a 440-room and 40-acre conference center and resort located within The Woodlands, and requires the maintenance of specified financial ratios after completion of construction.

On May 31, 2012, as part of our acquisition of our former partner’s interest in Millennium Waterway Apartments, we consolidated a $55.6 million non-recourse first mortgage loan. The proceeds from the mortgage were used to refinance the joint venture’s existing debt and to fund our acquisition of the partner’s interest in the property. The loan matures on June 1, 2022 and has a fixed interest rate of 3.75%. Payments are interest only until June 2017, then monthly principal and interest payments of $257,418 with the unpaid principal balance due at maturity.

On February 2, 2012, we closed on a non-recourse financing totaling $43.3 million for the construction of 3 Waterway Square, an eleven-story, 232,000-square foot office building in The Woodlands. The loan matures on January 31, 2015 and has two, one-year extension options. The loan bears interest at one month LIBOR plus 2.65%.

On December 5, 2011, we obtained a $41.0 million loan for 4 Waterway Square and a $14.0 million loan for 9303 New Trails. The non-recourse mortgages mature on December 11, 2023 and have fixed interest rates of 4.88%.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

On November 14, 2012, we closed on a non-recourse financing totaling $38.0 million for the construction of One Hughes Landing, an eight-story, 195,000 square foot office building in The Woodlands.  The loan matures on November 15, 2015 and has two, one-year extension options.  The loan bears interest at LIBOR plus 2.65%.

On March 15, 2013, we closed on a non-recourse financing totaling $23.0 million for the redevelopment of The Columbia Regional Building (also known as The Rouse Building), an office building located in Columbia, Maryland. The loan bears interest at LIBOR plus 2.00% and is interest only through the initial maturity date of March 15, 2016. The loan has two one-year extension options.

During the second quarter of 2012, we refinanced $18.1 million of existing debt related to our Bridgeland Master Planned Community with a ten-year term loan facility at a fixed interest rate of 5.50% for the first five years and three-month LIBOR plus 2.75% for the remaining term and maturing on June 29, 2022. Beginning on June 29, 2014, annual principal payments are required in the amount of 5.00% of the then outstanding principal balance. In addition, we simultaneously entered into a three-year revolving credit facility with aggregate borrowing capacity of $140.0 million of which $31.4 million has been utilized and which has a $30.0 million maximum outstanding loan amount at any time. The revolving loan bears interest at the greater of 5.00% or LIBOR plus 3.25% and matures on June 29, 2015. This loan is intended to provide working capital at Bridgeland in order to accelerate development efforts to meet the demand of homebuilders for finished lots in the community. The Bridgeland loans are cross collateralized and cross-defaulted and the Bridgeland Master Planned Community serves as collateral for the loans. The loans also require that Bridgeland maintain a minimum $3.0 million cash balance and a minimum net worth of $250.0 million. Additionally, we are restricted from making cash distributions from Bridgeland unless the revolver has no outstanding balance and one year of real estate taxes and debt service on the term loan have been escrowed with the lender.

On August 15, 2012, we assumed a $16.0 million loan as part of the acquisition of 70 Columbia Corporate Center (“70 CCC”). The non-recourse, interest only promissory note matures on August 31, 2017, has a fixed rate of 4.25% and is secured by the property. The loan includes a participation right to the lender for 30% of the appreciation in the market value of the property after our preferred our 10% cumulative preferred return and repayment of the outstanding debt and our contributed equity. This participation obligation is fair valued each quarter and the change in fair value is recorded through interest expense. For the three months ended March 31, 2013, $2.6 million relating to the increase in value of the participation due to increased leasing of the property was recorded as interest expense. Virtually all of the interest was capitalized due to our development activities.

On April 26, 2012, we closed on a 10-year, fixed rate loan with interest at 4.79% secured by 20/25 Waterway Avenue. The proceeds from the loan were $13.6 million.

As of March 31, 2013, $1.5 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable.

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

As of March 31, 2013, we were in compliance with all of the financial covenants related to our debt agreements.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The outstanding derivatives as of March 31, 2013 were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2013, the ineffective portion recorded in earnings was insignificant.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that an additional $2.3 million will be reclassified as an increase to interest expense.

As of March 31, 2013, we had gross notional amounts of $172.0 million for interest rate swaps and a $100.0 million interest rate cap that were designated as cash flow hedges of interest rate risk. The fair value of the interest rate cap derivative was insignificant.

If the interest rate swap agreements are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately.

The table below presents the fair value of our derivative financial instruments which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets:

	March 31,	December 31,
	2013	2012
	(In thousands)
Interest Rate Swaps	$6,691	$7,183
Total derivatives designated as hedging instruments	$6,691	$7,183

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,			Three months ended March 31,
	2013	2012	Location of Gain	2013	2012
Cash Flow Hedges	Amount of (Loss) Recognized in OCI	Amount of (Loss) Recognized in OCI	(Loss) Reclassified from AOCI into Earnings	Amount of (Loss) Reclassified from AOCI into Earnings	Amount of (Loss) Reclassified from AOCI into Earnings
	(In thousands)			(In thousands)

Interest Rate Swaps	$(98)	$(391)	Interest Expense	$(519)	$(493)
	$(98)	$(391)		$(519)	$(493)

NOTE 9                                           INCOME TAXES

Several of our subsidiaries are involved in a dispute with the IRS relating to years in which those subsidiaries were owned by General Growth Properties (“GGP”), and in connection therewith, GGP has provided us with an indemnity against certain potential tax liabilities. Pursuant to the Tax Matters Agreement, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the “Tax Indemnity”), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010 (“MPC Taxes”), in an amount up to $303.8 million, plus interest and penalties related to these amounts (the “Indemnity Cap”) so long as GGP controls the action in the United States Tax Court (the “Tax Court”) related to the dispute with the IRS as described below.  We recorded the Tax Indemnity receivable at the Indemnity Cap amount as of the spinoff date. The unrecognized tax benefits and related accrued interest recorded through March 31, 2013 are primarily related to the taxes that are the subject of the Tax Indemnity. We have recorded interest income receivable on the Tax Indemnity receivable in the amounts of $38.4 million and $36.4 million as of March 31, 2013 and December 31, 2012, respectively.

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

During the three months ended March 31, 2013, the reduction in tax indemnity receivable of $1.9 million related to our utilization of tax assets that contractually limit the amount we can receive pursuant to the Tax Matters Agreement and changes to our deferred tax liability for the MPC Taxes.

On May 6, 2011, GGP filed Tax Court petitions on behalf of the two former taxable REIT subsidiaries of GGP seeking a redetermination of federal income tax for the years 2007 and 2008. The petitions seek to overturn determinations by the IRS that the taxpayers were liable for combined deficiencies totaling $144.1 million. On October 20, 2011, GGP filed a motion in the Tax Court to consolidate the cases of the two former taxable REIT

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

subsidiaries of GGP subject to litigation with the Internal Revenue Service due to the common nature of the cases’ facts and circumstances and the issues being litigated. The Tax Court granted the motion to consolidate. The case was heard by the Tax Court in November 2012.  We expect the Tax Court to rule on the case within the next 12 months.

Unrecognized tax benefits recorded pursuant to uncertain tax positions were $95.9 million as of March 31, 2013 and December 31, 2012, excluding interest, of which this entire amount would not impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $38.7 million and $36.6 million as of March 31, 2013 and December 31, 2012, respectively. We recognized an increase in interest expense related to the unrecognized tax benefits of $2.1 million for the three months ended March 31, 2013. A significant amount of the unrecognized tax benefits recorded in the financial statements are related to the Tax Court litigation and are expected to be resolved within the next 12 months.

We file a consolidated corporate tax return which includes all of our subsidiaries with the exception of Victoria Ward, Limited (“Ward”), substantially all of which is owned by us. Ward elected to be taxed as a REIT, commencing with the taxable year beginning January 1, 2002. Ward has satisfied the REIT distribution requirements for 2012, and presently we intend to continue to operate Ward as a REIT.

NOTE 10              STOCK-BASED PLANS

Stock Options

Our stock based plans are described, and informational disclosures provided, in the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2012. The following table summarizes our stock option plan activity for the three months ended March 31, 2013:

	Stock Options	Weighted Average Exercise Price
Stock Options Outstanding at December 31, 2012	861,940	$59.17
Granted	36,100	81.80
Forfeited	(8,000)	59.37
Stock Options Outstanding at March 31, 2013	890,040	$60.08

Options granted vest ratably over five years, expire ten years after the grant date and generally do not become exercisable until their restriction on exercise lapses after the five-year anniversary of the grant date.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

NOTE 11                                    OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of Prepaid expenses and other assets.

	March 31,	December 31,
	2013	2012
	(In thousands)
Special Improvement District receivable	$39,666	$39,659
Other receivables	829	2,346
Federal income tax receivable	5,580	5,367
Prepaid expenses	6,497	4,757
Below-market ground leases	20,256	20,341
Condominium deposits	33,349	19,616
Security and escrow deposits	10,356	12,865
Above-market tenant leases	1,981	1,896
Uncertain tax position asset	13,528	12,801
In-place leases	10,336	11,516
Intangibles	3,714	3,714
Other	8,145	8,592
	$154,237	$143,470

The increase of $13.7 million in condominium deposits as of March 31, 2013 as compared to December 31, 2012 is attributed to the cash deposits received for the condominium pre-sales at ONE Ala Moana condominium tower. The asset and liability for these condominium deposits will be contributed, along with our condominium declaration and condominium rights, to the joint venture at closing of the construction loan.  See also Note 6 — Real Estate Affiliates. The decrease of $2.5 million in security and escrow deposits is primarily related to the utilization of $2.1 million of escrow funds established at the acquisition of 70 CCC.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses.

	March 31,	December 31,
	2013	2012
	(In thousands)
Construction payable	$18,249	$17,501
Accounts payable and accrued expenses	52,504	39,634
Condominium deposits	33,349	19,616
Membership deposits	21,166	20,248
Above-market ground leases	2,550	2,590
Deferred gains/income	7,445	7,767
Accrued interest	2,368	2,425
Accrued real estate taxes	3,883	6,622
Tenant and other deposits	9,906	8,096
Insurance reserve	4,876	9,037
Accrued payroll and other employee liabilities	5,889	11,514
Interest rate swaps	6,691	7,183
Special assessment	2,868	2,868
Other	16,098	15,420
	$187,842	$170,521

The increase of $12.9 million in accounts payable and accrued expenses as of March 31, 2013 as compared to December 31, 2012 is primarily due to a lease termination payment obligation relating to one of the properties under development. Payments of approximately $3.3 million are due in 2014 and 2015. The decrease of $5.6 million in accrued payroll and other employee liabilities is primarily due to the annual incentive compensation payout in the first quarter of 2013.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

NOTE 12                                    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes Accumulated other comprehensive income (loss) for the period indicated (amounts in thousands):

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)

For the period ended March 31, 2013

Gains and Losses on Cash flow hedges
(In Thousands)
Balance as of January 1, 2013	$(9,575)

Other comprehensive income (loss) before reclassifications	(511)
Amounts reclassified from accumulated other comprehensive income	519

Net current-period other comprehensive income	8
Balance as of March 31, 2013	$(9,567)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified out of Accumulated other comprehensive income (loss) for the period indicated (amounts in thousands):

Reclassifications out of Accumulated Other Comprehensive Income (loss) (a)

For the period ended March 31, 2013

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Statement of Operations
Gains and losses on cash flow hedges
Interest rate swap contracts	$(449)	Interest income/(expense)
	(70)	Tax (expense) or benefit
Total reclassifications for the period	$(519)	Net of tax

(a) Amounts in parentheses indicate debits to profit/loss.

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

We had outstanding letters of credit and surety bonds of $43.4 million and $49.3 million as of March 31, 2013 and December 31, 2012, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

See Note 9 — Income Taxes for additional contingencies related to our uncertain tax positions.

On June 29, 2012, we entered into an agreement to amend and restate the South Street Seaport ground lease with the City of New York according to the terms described in a non-binding letter of intent, dated December 12, 2011 between the New York City Economic Development Corporation and us. The agreement allows for the redevelopment of Pier 17 (“Renovation Project”). On March 21, 2013, we received unanimous approval from the New York City Council under the Uniform Land Use Review Procedure (“ULURP”) for the redevelopment of Pier 17 at the South Street Seaport. The restated ground lease will become effective when we meet certain milestones, the most important of which is the commencement of construction by October 1, 2013. Following commencement of construction of the Renovation Project, annual ground rent will be fixed at $1.2 million with an escalation of 3.0% annually. We will also be entitled to a total $1.5 million rent credit, to be taken monthly over a 30-month period. However, we must provide a completion guarantee to New York City for the Renovation Project. We agreed to pay approximately $1.1 million of esplanade maintenance costs over a five-year period. The initial esplanade payment of $210,000 per year escalates annually at CPI for the duration of the lease.

In the fourth quarter of 2012, as a result of Superstorm Sandy, the Uplands portion of South Street Seaport suffered damage due to flooding, but the Pier 17 structure was not damaged. Reconstruction efforts are ongoing and the property is only partially operating. We have received $5.0 million in insurance recoveries at South Street Seaport related to property damage recoveries through March 31, 2013. Remediation costs incurred through March 31, 2013 were $2.4 million, and we expect recoveries to be in excess of our carrying value. We believe that our insurance will cover substantially all of the cost of repairing the property and will also compensate us for any revenue that has been lost as a result of the storm.

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

•      Strategic Developments — includes all properties held for development which have no substantial operations.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The assets included in each segment as of March 31, 2013, are contained in the following chart:

As our segments are managed separately, different operating measures are utilized to assess operating results and allocate resources among the segments. The one common operating measure used to assess operating results for the business segments is Real Estate Property Earnings Before Taxes (“REP EBT”), which represents the operating revenues of the properties less property operating expenses and adjustments for interest, as further described below. We believe REP EBT provides useful information about the operating performance for all of our assets, projects and properties.

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income, corporate interest and depreciation expense, provision for income taxes, warrant liability loss and the reduction in tax indemnity receivable. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

Segment operating results are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Master Planned Communities
Land sales	$47,226	$36,089
Builder price participation	1,275	813
Minimum rents	195	132
Other land revenues	2,802	3,485
Other rental and property revenues	—	16
Total revenues	51,498	40,535
Cost of sales - land	25,699	18,679
Land sales operations	6,953	8,903
Land sales real estate and business taxes	1,543	2,085
Depreciation and amortization	7	2
Interest income	(15)	(70)
Interest expense (*)	(5,960)	(3,414)
Total expenses	28,227	26,185
MPC EBT	23,271	14,350

Operating Assets
Minimum rents	18,511	18,522
Tenant recoveries	5,252	5,830
Resort and conference center revenues	11,104	9,657
Other rental and property revenues	3,433	4,726
Total revenues	38,300	38,735
Other property operating costs	14,965	13,804
Rental property real estate taxes	2,983	2,620
Rental property maintenance costs	1,656	1,840
Resort and conference center operations	7,476	7,414
Provision for doubtful accounts	429	—
Depreciation and amortization	6,118	4,857
Interest income	(46)	(45)
Interest expense	6,805	3,346
Equity in Earnings from Real Estate Affiliates	(2,733)	(2,677)
Total expenses	37,653	31,159
Operating Assets EBT	647	7,576

Strategic Developments
Minimum rents	220	243
Tenant recoveries	73	34
Overage rent revenue	—	52
Condominium unit sales	—	134
Other land revenues	—	32
Total revenues	293	495
Condominium unit cost of sales	—	59
Condominium sales operations	—	58
Other property operating costs	555	408
Real estate taxes	774	1,219
Rental property maintenance costs	149	115
Depreciation and amortization	43	59
Interest expense *	(287)	74
Total expenses	1,234	1,992
Strategic Developments EBT	(941)	(1,497)
REP EBT	$22,977	$20,429

(*) Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets Segments.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The following reconciles REP EBT to GAAP-basis income (loss):

Reconciliation of REP EBT to GAAP-net	Three Months Ended March 31,
income (loss)	2013	2012
	(In thousands)

REP EBT	$22,977	$20,429
General and administrative	(11,171)	(8,399)
Corporate interest income, net	2,710	2,223
Warrant liability loss	(33,027)	(121,851)
Provision for income taxes	(2,479)	(3,784)
Reduction in tax indemnity receivable	(1,904)	—
Corporate depreciation	(276)	(140)
Net loss	$(23,170)	$(111,522)

The following reconciles segment revenue to GAAP-basis consolidated revenues:

Reconciliation of Segment Basis Revenues to	Three Months Ended March 31,
GAAP Revenues	2013	2012
	(In thousands)

Master Planned Communities	$51,498	$40,535
Operating Assets	38,300	38,735
Strategic Developments	293	495
Total revenues - GAAP basis	$90,091	$79,765

The assets by segment and the reconciliation of total segment assets to the total assets in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Master Planned Communities	$1,781,811	$1,756,625
Operating Assets	967,088	944,562
Strategic Developments	321,012	288,287
Total segment assets	3,069,911	2,989,474
Corporate and other *	476,501	513,568
Total assets	$3,546,412	$3,503,042

* Assets included in Corporate and other consist primarily of the Tax indemnity receivable, including interest, and Cash and cash equivalents.

The increase in the Strategic Development segment’s asset balance as of March 31, 2013 of $32.7 million as compared to December 31, 2012 is primarily due to approximately $9.6 million of costs incurred related to our Woodlands development projects and the collection of an additional $13.7 million of pre-sale condominium deposits from our ONE Ala Moana project.  The balance of the increase is due to costs incurred related to our other development projects.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes. All references to numbered Notes are to specific footnotes to our Condensed Consolidated Financial Statements included in this Quarterly Report.

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

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “likely,” “plan,” “project,” “realize,” “should,” “target,” “would,” and other words of similar expressions.  Forward-looking statements should not be unduly relied upon. They give our expectations about the future and are not guarantees.  Forward-looking statements speak only as of the date they are made, and we might not update them to reflect changes that occur after the date they are made, except as required by law.

There are several factors, many beyond our control, which could cause results to differ materially from our expectations. These factors are described in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and are incorporated herein by reference.  Any factor could, by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There may also be other factors that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report.  Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Real Estate Property Earnings Before Taxes

We use a number of operating measures for assessing operating performance of our communities, assets, properties and projects within our segments, some of which may not be common among all three of our segments. We believe that investors may find some operating measures more useful than others when separately evaluating each segment. One common operating measure used to assess operating results for our business segments is Real Estate Property Earnings Before Taxes (“REP EBT”). We believe REP EBT provides useful information about our operating performance because it excludes certain non-recurring and non-cash items which we believe are not indicative of our core business.

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income, corporate interest and depreciation expense, provision (benefit) for income taxes, warrant liability gain (loss) and the reduction in tax indemnity receivable. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.  A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 14 — Segments.

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

Although we believe that NOI provides useful information to the investors about the performance of our Operating Assets, due to the exclusions noted above, NOI should only be used as an alternative measure of the financial performance of such assets and not as an alternative to GAAP operating income (loss) or net income (loss) available to common stockholders. For reference, and as an aid in understanding our computation of NOI, a reconciliation of NOI to REP EBT has been presented in the Operating Assets segment discussion below.

Results of Operations

Our revenues are primarily derived from the sale of individual lots at our Master Planned Communities to home builders and from tenants at our Operating Assets in the form of fixed minimum rents, overage rent and recoveries of operating expenses.

Consolidated revenues for the three months ended March 31, 2013 increased 12.9% to $90.1 million from $79.8 million for the three months ended March 31, 2012. The increase in revenues was primarily due to higher revenues at Summerlin of $22.9 million, which was the result of an increase in the acres sold. Our acquisition of Millenium Waterway Apartments in mid-2012 also increased first quarter 2013 revenues by $1.8 million. The Woodlands Resort and Conference Center revenues increased $1.4 million due to a 9.6% increase in revenue per available room (“RevPAR”) to $120.33 for the first quarter of 2013 as compared to $109.75 in the first quarter of 2012.  These increases were partially offset by $8.1 million of lower land sales revenues at The Woodlands due to the acceleration of sales into December of 2012 resulting from the August 2012, lot auction, lower minimum rents at South Street Seaport of $2.5 million resulting from Superstorm Sandy and lower sales at Bridgeland of $1.8 million.

The net loss attributable to common stockholders was $23.1 million, or $0.59 loss per diluted share, for the three months ended March 31, 2013 as compared to a net loss attributable to common stockholders of $112.3 million, or $2.96 loss per diluted share, for the corresponding period in 2012. The $88.4 million lower net loss for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to higher revenues of $10.3 million and a lower warrant liability loss of $88.8 million, partially offset by higher cost of sales of $7.0 million relating to the increase in land sales, higher general and administrative expense of $2.8 million and higher depreciation expense of $1.4 million.

Segment Operations

Please refer to Note 14 - Segments for additional information including reconciliations of our segment basis results to generally accepted accounting principles (“GAAP”) basis results.

Master Planned Communities Segment

MPC revenues vary between periods based on economic conditions and several factors such as, but not limited to, location, development density and commercial or residential use. Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for lots; therefore, we use this statistic in the discussion of our MPCs below. Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition costs and development costs less adjustments for previous impairment charges. Development expenditures are capitalized and generally not reflected in the Condensed Consolidated Statements of Operations in the current year.

MPC sales data for the three months ended March 31, 2013 and 2012 is summarized as follows:

	Land Sales		Acres Sold		Number of Lots/Units		Price per Acre		Price per Lot
	Three Months ended March 31,
($ In thousands)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Columbia
Residential
Townhomes	$—	$1,923	—	0.6	—	13	$—	$3,419	$—	$148
	—	1,923	—	0.6	—	13	—	3,419	—	148

Bridgeland
Residential
Single family - detached	3,589	5,345	12.0	19.9	52	98	299	269	69	55
	3,589	5,345	12.0	19.9	52	98	299	269	69	55

Summerlin
Residential
Single family - detached	6,099	1,208	8.4	1.8	63	14	726	671	97	86
Custom lots	1,007	790	1.2	0.7	2	2	839	1,068	504	395
Super pad sites	21,075	5,110	89.4	22.7	401	95	236	225	53	54
	28,181	7,108	99.0	25.2	466	111	285	282	60	64

The Woodlands
Residential
Single family - detached	12,231	21,035	25.2	58.0	112	202	485	362	109	104
Single family - attached	702	—	1.7	—	18	—	413	—	39	—
	12,933	21,035	26.9	58.0	130	202	481	362	99	104
Total acreage sales revenue	44,703	35,411	137.9	103.7	648	424
Deferred revenue	(1,604)	(743)
Special Improvement District revenue	4,127	1,421
Total segment land sale revenues	$47,226	$36,089

Total MPC segment land sales increased $11.1 million to $47.2 million for the three months ended March 31, 2013, as compared to $36.1 million for the three months ended March 31, 2012. Residential land sales, including Special Improvement District (“SID”) reimbursements and deferred revenue adjustments, increased at Summerlin by $22.9 million, offset by a decrease of $11.8 million in land sales at Bridgeland, Columbia and The Woodlands. The increase in residential land sales is primarily due to increased pad site sales at Summerlin of $16.0 million resulting from significant improvement in market conditions. There were no commercial land sales at any of our MPCs during the first quarter of 2013 or 2012.

Price per acre is a function of density and lot price. However, higher density does not always result in higher price per acre as in certain communities larger lots generate a significant premium. For large MPCs such as ours, sales prices on a per lot basis and per acre basis generally increase as the size of the developed lot grows. This is because smaller lots are more commodity-like and larger lots may have more unique features. The average homebuyer will find more competition for new and resale homes on the lower end of the price range in the broader residential market. As lot sizes and prices increase, the potential customer and developer base decreases. Barring a softening in market conditions, when a MPC reaches the level whereby land is scarce, pricing begins to escalate markedly on a per lot and per acre basis due to a scarcity premium resulting from the market’s realization that new home site inventory will be depleted.

The Woodlands and Bridgeland MPCs

The Woodlands residential land sales were $12.9 million, representing 130 lots sold during the three months ended March 31, 2013, which was $8.1 million lower and 72 lots fewer than the same period in 2012. Lot sales revenues were lower in the first quarter of 2013 due to the third quarter lot auction described below, which accelerated sales to the fourth quarter of 2012 that normally would have closed in the first quarter of 2013. The price per acre for the three months ended March 31, 2013 was $481,000, which was $119,000, or 32.9% higher than the $362,000 per acre for the same period in 2012. The increase in average price per acre is a direct result of the auction process for lots in The Woodlands, which was implemented in the third quarter of 2012.

In the third quarter of 2012, we modified our production lot sales program to an auction process that generated a substantial increase in average lot price. The first auction offered 375 lots in seven sections to home builders in The Woodlands. The auction generated an aggregate increase in price of approximately $16.7 million, or 49.4%, as compared to selling prices prior to the auction. During the fourth quarter of 2012, 298 of these lots closed representing $38.5 million. In the first quarter of 2013, another 26 of these lots closed providing $4.6 million in sales. The remaining 51 lots will be closed during the remainder of 2013. During December 2012 and the first quarter of 2013, another 316 lots were offered in our second auction. This auction generated anticipated revenues of $51.8 million, assuming all contracts close, representing a 25.6% average price increase over our prior auction prices for similar sized lots. Terms of the contracts provide for lot closings over a three-year period. The first 26 lots, representing $2.0 million, closed in the first quarter of 2013 and $12.7 million are scheduled to close during the remainder of 2013. We plan to continue the auction process for future sections to ensure we maximize values.

Bridgeland’s land sales revenues were $3.6 million with 52 lot sales for the three months ended March 31, 2013, as compared to $5.3 million and 98 lot sales for the same period in 2012. The decrease in lot sales revenues in the first quarter of 2013, as compared to the same period in 2012 relates primarily to the availability of lot inventory. As described in the following paragraph, Bridgeland’s inventory levels are low due to pending permits from the U.S. Army Corps of Engineers (“USACE”). The average price per acre at Bridgeland increased 11.2% to $299,000 per acre for the first quarter of 2013, as compared to $269,000 per acre in the first quarter of 2012. The average lot price in the first quarter of 2013 increased 25.5% as compared to the first quarter of 2012. This increase resulted from both increases in lot pricing during 2012 and the mix of higher end lots sold. Due to decreased inventory levels, there were fewer lower priced lots sold in the first quarter of 2013 as compared to the first quarter of 2012.

At Bridgeland, and as described in our financial statements for the year ended 2012, we are pursuing a permit from the USACE to build on 806 acres of land for future development. We do not expect to receive the permit until the second half of 2013; however, the timing of receiving the permit is unknown. Bridgeland had 66 lots in inventory as of March 31, 2013, and until the permit is received, finished lot inventory production will be slowed dramatically. Based on the foregoing, we expect lot sales at Bridgeland to be down significantly in the second and third quarters as compared to 2012, and production could continue to be slow beyond that period if receipt of the permit is delayed further.

There were no commercial land sales at Bridgeland for the three months ended March 31, 2013. We expect minimal commercial sales until new home sales generate a critical mass of demand for local commercial retail, office and lodging properties.

The Houston, Texas area has benefitted from a strong energy sector. According to the Bureau of Labor Statistics (“BLS”), the area’s unemployment rate at the end of February 2013 was approximately 6.3%, which was 1.8 percentage points lower than the 8.1% national average. ExxonMobil is constructing a large corporate campus on a 385-acre site just south of The Woodlands. The site is expected to include approximately 20 buildings, representing three million square feet of space. ExxonMobil expects to begin relocating employees into this new location starting in 2014 and ending in 2015. Upon completion of the relocation, ExxonMobil projects there will be approximately 10,000 employees working at the new campus. We believe that the direct and indirect jobs related to this relocation will have a significantly positive impact on The Woodlands and Bridgeland due to increased housing demand, as well as commercial space needs for companies servicing ExxonMobil. Construction of Segment E of The Grand Parkway should be completed by late 2013 or early 2014, and segments F1 and F2 are scheduled for completion in early 2015, both of which will have a positive impact on travel patterns for residents living in The Woodlands and Bridgeland.

Summerlin MPC

Summerlin’s residential land sales improved to $28.2 million for the first quarter of 2013, which was a $21.1 million, or a 297.2% increase, as compared to the $7.1 million of land sales in the first quarter of 2012. Summerlin sold 466 residential lots during the three months ended March 31, 2013, as compared to 111 residential lots during the three months ended March 31, 2012.  The primary reason for this increase in revenues was the sale of 401 home sites on 89.4 acres of superpad sites. Superpad sites are sites where major utilities (water, sewer and drainage) and roads are constructed to the edge of the property and the homebuilder completes the on-site utilities and roads providing finished lots. The average price per acre for the three months ended March 31, 2013 was $285,000 as compared to $282,000 during the same time period in 2012. The average price per lot was $60,000 in the first quarter of 2013 as compared to $64,000 in the first quarter of 2012. The decrease in average lot price was due to the high volume of superpad site sales in 2013, which are priced lower than single family finished lots and custom lots.

Builder activity continues to improve in Summerlin with 160 new home sales during the first quarter of 2013, which is a 35.6% increase as compared to the 118 new home sales in the first quarter of 2012. Inventory levels for both the new home segment and the resale market continue to decline, resulting in improved home pricing, which we believe will translate to increasing per acre land prices through the remainder of 2013. As new home prices increase, we earn higher price participation fees from the homebuilders and the value of our land inventory also increases. As of March 31, 2013, Summerlin had 246 residential lots under contract representing approximately $40.0 million of sales, of which $11.9 million are scheduled to close in 2013.

Total revenue and expenses for the MPC segment is summarized as follows:

Master Planned Communities Revenues and Expenses  (*)

	Three months Ended March 31,
	2013	2012
	(In thousands)

Land sales	$47,226	$36,089
Builder price participation	1,275	813
Other land sale revenues	2,997	3,633
Total revenues	51,498	40,535

Cost of sales - land	25,699	18,679
Land sales operations	8,496	10,988
Depreciation and amortization	7	2
Interest expense, net	(5,975)	(3,484)
Total expenses	28,227	26,185
MPC REP EBT	$23,271	$14,350

(*)  For a detailed breakdown of our MPC segment EBT, please refer to Note 14 - Segments of our Condensed Consolidated Financial Statements.

Summerlin land sales, including SID reimbursements and deferred revenue adjustments, increased $22.9 million for the three months ended March 31, 2013. This land sales increase was offset by $11.8 million lower land sales at Columbia, Bridgeland and The Woodlands in the first quarter of 2013. The net land sales increase for the first quarter of 2013 was $11.1 million.

Builder price participation represents the contractual percentage we collect from builder home settlements with the homebuyers. Generally, the percentage ranges from one to two percent of the home price, but can vary by contract and community. Builder price participation increased $0.5 million in the first quarter of 2013, as compared to the first quarter of 2012, primarily due to increased home closings at Summerlin.

Other land sale revenues for the three months ended March 31, 2013 decreased by $0.6 million as compared to the three months ended March 31, 2012. The primary reason for this decrease was lower easement fee revenues in The Woodlands. The contract that provided this source of revenues expired in June 2012.

The cost of land sales increased by $7.0 million for the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to higher land sales revenue at Summerlin. Our total land sales gross margins, which include builder price participation, decreased to 47.0% for the first quarter of 2013, as compared to 49.4% for the first quarter of 2012. The decrease in gross margin relates to the cost percentages attributable to the Summerlin MPC, which generated 65.0% of the revenues in the first quarter of 2013 versus 21.6% of the revenues in the first quarter of 2012. Summerlin’s average cost ratio was 61.3% in the first quarter of 2013 versus the lower cost ratios at Bridgeland and The Woodlands of 32.4% and 44.2%, respectively. Summerlin has an overall lower gross margin than Bridgeland and The Woodlands.

Land sales operations decreased $2.5 million for the quarter ended March 31, 2013 as compared to the same period in 2012. The majority of this decrease relates to reduced advertising and marketing costs, commissions and selling expenses, repairs and maintenance costs, general and administrative expenses and real estate taxes.  There were no commercial land sales in the first quarter of 2013, which resulted in lower commissions and selling expenses.  In addition, there was a reduction in advertising and marketing expenses resulting from the co-branding of The Woodlands and Bridgeland.

Interest expense, net reflects the amount of interest that is capitalized at the project level. The increase for the three months ended March 31, 2013, as compared to the same period in 2012 is related to a higher qualified asset base and increased debt levels providing the opportunity for increased capitalized interest.

In addition to REP EBT for the Master Planned Communities, we believe that certain investors measure the value of the assets in this segment based on their annual contribution to liquidity and capital available for investment. Accordingly, the following table sets forth MPC Net Contribution for the three months ended March 31, 2013 and 2012. MPC Net Contribution is defined as MPC REP EBT, plus MPC cost of sales, provisions for impairment and depreciation and amortization, and reduced by MPC development and acquisition expenditures.

MPC Net Contribution

	Three months Ended March 31,
	2013	2012
	(In thousands)
MPC REP EBT (*)	$23,271	$14,350
Plus:
Cost of sales - land	25,699	18,679
Depreciation and amortization	7	2
Less:
MPC land/residential development and acquisitions expenditures	33,329	24,284
MPC Net Contribution	$15,648	$8,747

(*)  For a detailed breakdown of our MPC segment EBT, please refer to Note 14 - Segments of our Condensed Consolidated Financial Statements.

Current period expenditures primarily relate to land expected to be sold in future periods. The increase in the MPC Net Contribution of $6.9 million to $15.6 million for the first quarter of 2013 as compared to $8.7 million for the first quarter of 2012 is primarily attributable to the increased land sales and SID reimbursements at Summerlin, offset by increased development expenditures at Bridgeland, Summerlin and The Woodlands. Bridgeland’s land development costs include the expansion of a regional sewer treatment plant and two intract sections, while the higher development expenditures at Summerlin and The Woodlands include costs to deliver lot inventory for sales during the remainder of 2013. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance. A reconciliation of REP EBT to consolidated and combined statements of operations as computed in accordance with GAAP has been presented in Note 14 - Segments.

Operating Assets Segment

We view NOI as an important measure of the operating performance of our Operating Assets. These assets typically generate rental revenues sufficient to cover their operating costs, and variances between years in net operating income typically result from changes in rental rates, occupancy, tenant mix and operating expenses.

Operating Assets NOI and REP EBT

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Retail
Ward Centers	$5,979	$5,564
South Street Seaport	(1,661)	458
Rio West Mall	346	400
Landmark Mall	143	275
Riverwalk Marketplace	(433)	164
Cottonwood Square	100	113
Park West	283	266
20/25 Waterway Avenue	314	439
Waterway Garage Retail	(13)	3
Total Retail	5,058	7,682
Office
110 N. Wacker	1,496	1,530
Columbia Office Properties	392	410
70 Columbia Corporate Center	52	—
4 Waterway Square	1,601	1,055
9303 New Trails	477	389
1400 Woodloch Forest	382	375
2201 Lake Woodlands Drive	42	—
Total Office	4,442	3,759

Millennium Waterway Apartments (a)	1,196	—
The Woodlands Resort and Conference Center	3,628	2,243
Total Retail, Office, Multi-family, Resort and Conference Center	14,324	13,684

The Club at Carlton Woods	(1,118)	(1,008)
The Woodlands Parking Garages	(164)	(255)
The Woodlands Ground Leases	103	99
Other Properties	(64)	327
Total Other	(1,243)	(837)
Total Operating Assets NOI- Consolidated	13,081	12,847

Straight-line lease amortization	(177)	210
Depreciation and amortization	(6,118)	(4,857)
Equity in earnings from Real Estate Affiliates	2,733	2,677
Interest expense, net	(6,759)	(3,301)
Write-off of lease intangibles and other	(2,113)	—
Total Operating Assets REP EBT (b)	$647	$7,576

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Operating Assets NOI - Equity and Cost Method Investments
Millennium Waterway Apartments (a)	$—	$1,034
Woodlands Sarofim # 1	317	286
Stewart Title (title company)	399	133
Forest View/Timbermill Apartments (c)	—	494
Total NOI - equity investees	716	1,947

Adjustments to NOI (d)	(33)	(934)
Equity Method Investments REP EBT	683	1,013
Less: Joint Venture Partner’s Share of REP EBT	(453)	(712)
Equity in earnings (loss) from Real Estate Affiliates	230	301

Distributions from Summerlin Hospital Investment	2,503	2,376
Segment equity in earnings from Real Estate Affiliates	$2,733	$2,677

Company’s Share of Equity Method Investments NOI
Millennium Waterway Apartments (a)	$—	$864
Woodlands Sarofim # 1	63	57
Stewart Title (title company)	200	67
Forest View/Timbermill Apartments (c)	—	247
Total NOI - equity investees	$263	$1,235

	Economic	March 31, 2013
	Ownership	Debt
		(In thousands)
Woodlands Sarofim #1	20.00%	$6,763
Stewart Title(title company)	50.00%	—
Forest View/Timbermill Apartments (c)	50.00%	not applicable

(a)       On May 31, 2012, we acquired our partner’s interest in the 393-unit Millennium Waterway Apartments. NOI for periods prior to June 1, 2012 is included in Operating Assets NOI - Equity and Cost Method Investment.

(b)       For a detailed breakdown of our Operating Asset segment REP EBT, please refer to Note 14 - Segments in the Condensed Consolidated Financial Statements.

(c)        On April 19, 2012, the joint ventures owning the Forest View and Timbermill Apartments completed their sale to a third party. Our share of the distributable cash after repayment of debt and transaction expenses was $8.6 million.

(d)       Adjustments to NOI include straight-line and market lease amortization, depreciation and amortization and non-real estate taxes.

Reconciliation of Operating Assets Segment Equity in Earnings

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Segment Equity in Earnings from Real Estate Affiliates	$2,733	$2,677
Less: Equity Method Investments Share of REP EBT	(230)	(301)
Cost Basis Investments and dividends	2,503	2,376

Add HHC Equity Method investments:
Forest View/ Timbermill Apartments	—	4
Millennium Waterway Apartments	—	220
Stewart Title (title company)	191	59
Woodlands Sarofim #1	39	18
Equity in Earnings from Real Estate Affiliates	$2,733	$2,677

Retail Properties

Retail NOI of $5.1 million for the three months ended March 31, 2013 decreased $2.6 million as compared to $7.7 million for the same period in 2012. The decrease includes a $2.1 million negative impact of Superstorm Sandy on South Street Seaport’s NOI and a $0.6 million negative impact from vacating Riverwalk Marketplace redevelopment which is expected to begin during the second quarter of 2013.

For the three months ended March 31, 2013, we executed 38 retail leases representing 130,875 square feet. There are 28 leases representing 104,621 square feet with average minimum rents of $15.79 per square foot. The remaining 10 leases, representing 26,254 square feet, are short-term leases at properties being positioned for redevelopment with percentage-in-lieu rents. Of the 38 leases, 42.1% represent comparable leases where there was a prior tenant with a decrease in cash basis rent of less than 1%. Additionally, we had total tenant improvement costs of $0.1 million for the three months ended March 31, 2013 with a cost per square foot of $11.48.

Ward Centers

In April 2013, Bed Bath & Beyond took occupancy of approximately 30,000 square feet in space formerly occupied by Borders and Bed Bath & Beyond is expected to provide an additional $0.8 million in annual NOI. Additionally, during 2012, we completed and opened the upper level of Phase One of Ward Village Shops at Ward Centers at a cost of approximately $20.5 million, (including our predecessor’s cost). The space is approximately 36,000 square feet and was leased to TJ Maxx commencing in May 2012.  We are seeking a tenant for the approximately 34,000 square foot space in the lower level. Approximately $11.6 million (including our predecessor’s costs) has been incurred to complete this space as of March 31, 2013, and we estimate approximately $4.2 million of additional costs (including tenant allowances) to complete. Bed Bath & Beyond is expected to provide an additional $0.8 million in annual NOI.

On July 25, 2012, we announced the development of Phase Two of Ward Village Shops, a 57,000 square foot, two story retail center.  Construction began in the third quarter of 2012. Our anticipated investment is expected to be approximately $26.2 million with an expected opening in the fall of 2013. Approximately $10.7 million of costs have been incurred as of March 31, 2013. Phase Two is 100% leased. Pier 1 Imports and Nordstrom Rack are relocating from their current locations making their current locations available for development of a mixed-use condominium tower. These tenants are expected to contribute an incremental $1.0 million of combined annual NOI when they take possession in late 2013 or early 2014.

In October 2012, we announced plans to transform Ward Centers into Ward Village, a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among dynamic open public spaces and pedestrian-friendly streets. The development of Ward Village is consistent with the master plan approved by the Hawaii Community Development Authority (“HCDA”).  In January 2011, we entered into a development agreement with the HCDA which allows for up to 9.3 million square feet, including up to 7.6 million square feet of residential (4,000 units which are initially estimated to average 1,500 square feet per unit), and up to 1.7 million square feet of retail, office, commercial and other uses. Ward Village has development rights for 22 high-rise towers in an urban master planned community setting. Full build-out is estimated to take over 15 years, but will ultimately depend on market absorption and many other factors that are difficult to estimate. Phase I of the redevelopment continues to progress. It consists of four components on four separate blocks consisting of approximately 500 market rate condominium units in two mixed-use residential towers, at least 125 workforce residential units in one tower with sales prices lower than the market rate towers and the renovation of the IBM Building.  The redevelopment of the IBM Building was announced during the first quarter of 2013. During the redevelopment of the IBM Building, the majority of the space will continue to serve as an office building while a portion will serve as the future information center and residential sales gallery for Ward Village. The building renovation is planned for completion in the fall of 2013, with an anticipated investment of $24.4 million. Approximately $1.1 million has been incurred on this project as of March 31, 2013. We expect to launch pre-sales for the market rate units by the end of 2013 and anticipate breaking ground on the towers in 2014 with an expected completion in 2016.

South Street Seaport

In the fourth quarter of 2012, as a result of Superstorm Sandy, the Uplands portion of South Street Seaport suffered damage due to flooding, but the Pier 17 structure was not damaged. The operating loss at South Street Seaport during the three months ended March 31, 2013 of $1.7 million was primarily due to lower revenues of $2.5 million which is due to much of the leasable space being untenantable due to the storm.  Reconstruction efforts are ongoing and the property is only partially operating. We believe that our insurance will cover substantially all of the cost of repairing the property and will also compensate us for any revenue that has been lost as a result of the storm.

As more fully described in Note 13 — Commitments and Contingencies, during June 2012, we entered into an agreement to amend and restate the South Street Seaport ground lease, which allows us to renovate and rehabilitate Pier 17 (“Renovation Project”). The Renovation Project includes the renovation and reconstruction of the existing Pier 17 Building, which upon renovation will contain approximately 195,000 square feet of leasable area. On March 21, 2013, we received unanimous approval from the New York City Council under the Uniform Land Use Review Procedure (“ULURP”) for the redevelopment of Pier 17 at the South Street Seaport. The project features a complete transformation of Pier 17, including a vibrant, open rooftop with 40% more open space, upscale retail, outdoor entertainment venues and a dynamic food market.  Construction will begin by October 1, 2013 and the project is expected to be completed in 2015. We continue to complete pre-development efforts, pursue potential tenants and secure project funding.  As of March 31, 2013, we have incurred $10.9 million of costs related to this project.

Riverwalk Marketplace

On July 26, 2012, we announced plans to redevelop Riverwalk Marketplace into an upscale outlet center.  The Outlet Collection at Riverwalk will be the nation’s first outlet center located in the downtown of a major city. The redevelopment will feature a tenant mix of top national retailers with established outlet stores, local retailers and several dining and entertainment options. Plans currently include expanding the current leasable area by approximately 50,000 square feet to 250,000 square feet. We have retailer commitments for a majority of the property and are in the process of converting these commitments to leases. Approximately $5.5 million has been incurred on this project as of March 31, 2013. We are documenting a mortgage financing for the redevelopment, and we anticipate that construction will begin during the second quarter of 2013 with a projected opening in 2014. The $0.6 million NOI decrease for the three months ended March 31, 2013 as compared to 2012 is primarily attributable to the redevelopment announcement and subsequent termination of tenant leases to prepare for the redevelopment.

Landmark Mall

We are pursuing the redevelopment of Landmark Mall, an 879,294 square foot shopping mall, located in Alexandria, Virginia. Any successful redevelopment efforts are contingent upon us reaching agreement with Macy’s and Sears, the existing anchor tenants who own their pad sites. During the first quarter of 2013, we reached an agreement with Lord & Taylor for the early termination of their leasehold interest. We continue to have ongoing discussions with the two other anchors regarding the latest proposed plan. We have also submitted a design plan to the City of Alexandria which calls for demolishing the central region of the mall and replacing it with a mixed-use residential and retail complex that will include one level devoted to retail outlets and restaurants, and the remaining allocated to residential units. The proposed plan would create between 350 and 400 apartments. We anticipate obtaining city approval for the plan by the end of 2013.

Office Properties

All of the office properties listed in the NOI schedule, except for 110 N. Wacker, 70 CCC and the Columbia Office Properties, are located in The Woodlands. Leases related to our office properties, except those located in Columbia, Maryland, are generally triple net leases. These leases typically require tenants to pay their pro-rata share of certain property operating costs, such as real estate taxes, utilities and insurance.

Office property NOI of $4.4 million increased $0.7 million, or 18.2%, for the three months ended March 31, 2013 as compared to $3.8 million for the same period in 2012. As of March 31, 2013, all of the completed office properties have reached stabilized NOI with the exception of 70 CCC and certain properties included in the Columbia Office portfolio that are more fully described below. The increase in NOI is associated with 4 Waterway Square and 9303 New Trails and relates to the stabilization of these assets. Both properties were fully occupied as of March 31, 2013.

On August 15, 2012, we acquired 70 CCC, a 167,513 square foot Class A office building located in Columbia, Maryland. In February 2013, we executed a lease for 63,640 square feet that will increase occupancy to approximately 94.7% in July 2013 when the tenant takes possession which is estimated to occur in July 2013 and increase annual NOI to approximately $2.9 million by 2015.

During 2012 we entered into agreements with Whole Foods Market, Inc. and The Columbia Association to lease the majority of the approximately 89,000 square feet of our Columbia Regional Building.  In March 2013, we began a complete restoration and redevelopment of the building which we believe will serve as a catalyst for future development in the Columbia Town Center. We anticipate completion of the renovation to occur during the third quarter of 2014. Based on the pre-leasing as of March 31, 2013, we estimate annual NOI of $2.1 million in the second quarter of 2015, as compared to our annual losses of approximately $1.0 million. Also, in March of 2013 we closed on a $23.0 million construction loan bearing interest at LIBOR plus 2.0% with an initial maturity date of March 15, 2016 with two one-year extensions at our option. We expect to invest approximately $24.6 million (exclusive of land).  Costs incurred to date are approximately $2.6 million (excluding our existing building and land basis).

For the three months ended March 31, 2013, we executed nine leases representing 111,310 square feet with average annual rents of $24.20 per square foot during the initial year of the lease term. Of the nine leases, five are leases for space that has never been occupied at the Columbia Office Properties or represents pre-leasing at 3 Waterway Square and One Hughes Landing, which are currently under construction. The remaining four leases represent comparable leases where there was a prior tenant with an increase in cash basis rent of 9.3%. Additionally, we had total tenant improvement costs of $5.1 million and leasing commissions and tenant concessions of $1.7 million during the first quarter of 2013 with a cost per square foot of $45.37 and $15.11, respectively.

Multi-family

On May 31, 2012, we acquired our partner’s interest in Millennium Waterway Apartments at a negotiated $72.0 million valuation of the property and consolidated the asset after the purchase.  This asset adds a stabilized Class A multi-family property located in The Woodlands Town Center to our portfolio. The property is currently 93.2% occupied and is expected to generate stabilized annual NOI of approximately $4.9 million. In conjunction with this acquisition, we entered into a joint venture agreement with our partner to construct a 314-unit Class A multi-family property as more fully discussed under our Strategic Developments segment.

The Woodlands Resort and Conference Center

The Woodlands Resort and Conference Center’s NOI of $3.6 million for the first quarter of 2013 increased $1.4 million as compared to the first quarter of 2012 primarily due to an increase revenue per available room (“RevPAR”) to $120.33 from $109.75, or

9.6%. Increased business activity and strong local economic conditions at The Woodlands and surrounding areas increased revenue and NOI.  During the first quarter of 2013 we announced the expansion and redevelopment of The Woodlands Resort and Conference Center. Redevelopment is slated for completion during the summer of 2014. The renovation will encompass renovation and replacement of approximately 425 existing guest and lodge rooms, a new wing with 184 guest rooms and suites, a new lobby, update of 13,000 square foot spa facility, the revitalization of the 60,000 square feet of meeting and event facilities. During the first quarter of 2013, we closed on a $95.0 million non-recourse mortgage bearing interest at LIBOR plus 3.5% and having an initial maturity date of February 8, 2016 with three one- year extensions at our option. The mortgage refinanced the existing $36.1 million mortgage and will provide the majority of the funding for the redevelopment. Total budgeted construction costs for this project is $75.4 million, of which $7.4 million had been incurred as of March 31, 2013.

Other

The Club at Carlton Woods (the “Club”) is a 36-hole golf and country club at The Woodlands with 664 total members as of March 31, 2013. The Club sold 41 new golf memberships during the first quarter of 2013 and NOI for the three months ended March 31, 2013 was flat compared to the three months ended March 31, 2012. We estimate the Club requires approximately 800 members to achieve break-even NOI, and therefore we expect to continue to incur NOI losses for the foreseeable future.

The Woodlands Parking Garages comprise nearly 3,000 parking spaces in two separate parking structures. The Waterway Square Garage (1,933 spaces) is located in The Woodlands Town Center and has excess parking capacity for future commercial development. Woodloch Forest garage has approximately 1,000 total spaces with 300 spaces available for future adjacent office development.

Partially Owned

During the first quarter of 2013 and 2012, we received $2.5 million and $2.4 million, respectively, for the distribution from our Summerlin Hospital investment. Distributions from the Summerlin Hospital are typically made one time per year in the first quarter.

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

Total revenue and expenses for the Operating Assets segment is summarized as follows:

Operating Assets Revenues and Expenses  (*)

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Minimum rents	$18,511	$18,522
Resort and conference center revenues	11,104	9,657
Other rental and property revenues	8,685	10,556
Total revenues	38,300	38,735

Other property operating costs	14,965	13,804
Rental property real estate taxes	2,983	2,620
Rental property maintenance costs	1,656	1,840
Resort and conference center operations	7,476	7,414
Provison for doubtful accounts	429	—
Depreciation and amortization	6,118	4,857
Interest expense, net	6,759	3,301
Equity in Earnings from Real Estate Affiliates	(2,733)	(2,677)
Total expenses	37,653	31,159
Operating Assets REP EBT	$647	$7,576

(*) For a detailed breakdown of our Operating Assets segment EBT, please refer to Note 14 - Segments.

Minimum rents for the three months ended March 31, 2013 of $18.5 million were flat as compared to 2012. The lower minimum rents at South Street Seaport of $2.5 million resulting from Superstorm Sandy were offset primarily by $1.8 million of rents related to our acquisition of Millennium Waterway Apartments and increased occupancy and rental growth at our other properties.

Resort and conference center revenues for the three months ended March 31, 2013 increased $1.4 million or 15.0%, primarily due to an increase in RevPar. RevPar was $120.33 and $109.75 for the three months ended March 31, 2013 and 2012, respectively. Occupancy increased from 56.3% in the first quarter of 2012 to 61.2% for the first quarter of 2013.

Other property operating costs increased $1.2 million to $15.0 million for the three months ended March 31, 2013 as compared to 2012. The increase in 2013 is caused by a $1.2 million write-off of an in-place lease intangible related to a terminated lease at The Woodlands.  The in-place lease intangible was established when we acquired our partner’s interest in The Woodlands. Other property operating costs generally include recoverable and non-recoverable costs such as utilities and property management expenses relating to our operating assets, with the exception of real estate taxes and maintenance which are shown separately.

The provision for doubtful accounts increased for the three months ended March 31, 2013 by $0.4 million as compared to the same period in 2012 primarily due to bad debt charges at South Street Seaport related to Superstorm Sandy which resulted in several tenant terminations.

Depreciation expense for the three months ended March 31, 2013 increased $1.3 million as compared to the same period in 2012 primarily due to depreciation related to our acquisition of Millennium Waterway Apartments.

Net interest expense increased $3.5 million for the three months ended March 31, 2013 as compared to 2012 primarily due to interest expense of $0.5 million relating to the debt associated with refinancing the existing loan on the Millennium Waterway Apartments and $2.6 million related to 70 CCC lender’s participation right in the property.  The participation obligation is fair valued each quarter and the change in fair value is recorded through interest expense. The new 63,640 square feet lease increased the estimated value of the lender’s participation during the first quarter of 2013.

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

Total revenue and expenses for the Strategic Developments segment is summarized as follows:

Strategic Developments Revenues and Expenses  (*)

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Minimum rents	$220	$243
Condominium unit sales	—	134
Other rental and property revenues	73	118
Total revenues	293	495

Condominium unit cost of sales	—	59
Condominium sales operations	—	58
Rental and other property operations	1,478	1,742
Depreciation and amortization	43	59
Interest expense, net	(287)	74
Total expenses	1,234	1,992
Strategic Developments REP EBT	$(941)	$(1,497)

(*) For a detailed breakdown of our Strategic Developments segment of EBT, refer to Note 14 - Segments.

There were insignificant changes in revenue and expenses for the Strategic Development segment during the first quarter of 2013 as compared to 2012. The decrease in revenues is primarily due to selling one condominium unit at Nouvelle at Natick for the three months ended March 31, 2012.  No units were sold during the three months ended March 31, 2013 as the project was sold out during the second quarter of 2012. The reduction in expenses for the period ended March 31, 2013 is also primarily related to the completion of the Nouvelle at Natick project.

The following describes the status of our active Strategic Development Projects as of March 31, 2013:

The Woodlands

In the first quarter of 2012, construction began on 3 Waterway Square, an 11-story 232,000 square foot Class A office building. It is on schedule for completion during the second quarter of 2013. The project has incurred approximately $31.2 million (exclusive of land value) of costs as of March 31, 2013. Included in this amount is approximately $2.6 million in prepaid leasing costs. Total budgeted cost for this project is $51.4 million (exclusive of land value). We estimate an additional $20.2 million will be required to complete construction. This project is financed with a $43.3 million non-recourse loan bearing interest at LIBOR plus 2.65% having an initial maturity date of January 2015 with two one-year extensions at our option. Approximately 94.0% of the space has been pre-leased as of March 31, 2013 and we currently expect the property to reach stabilized annual NOI of $5.9 million in the third quarter of 2013.

During July of 2012 we announced plans for the first mixed-use development on Lake Woodlands called Hughes Landing. The development will encompass approximately 66 acres and is envisioned to contain over one million square feet of office space in up to eight office buildings, approximately 200,000 square feet of retail and entertainment venues, 1,500 multi-family units (of which 400 will be in phase one) and a 175-room boutique hotel.  We began construction of the first office building, One Hughes Landing, a 195,000 square foot Class A office building and an adjacent garage in November 2012. The building is set on 2.7 acres and the garage will contain 632 spaces. It is expected to be complete by September of 2013. As of March 31, 2013 it was 35.2% pre-leased. This project is financed with a $38.0 million non-recourse loan bearing interest at LIBOR plus 2.65% and having an initial maturity date of November 2015, with two one-year extensions at our option. Total budgeted construction cost is $47.1 million (exclusive of land value). We have incurred $14.2 million (exclusive of land value) of costs related to this project as of March 31, 2013.

Millennium Woodlands Phase II, a joint venture with The Dinerstein Companies, began construction of a 314-unit Class A multi-family complex in The Woodlands Town Center in the second quarter of 2012. Our partner is the managing member of Millennium Phase II and is the manager on Millennium Phase I, a 393-unit apartment complex that we purchased in 2012. We contributed 4.8 acres of land at a $75.00 per square foot valuation as compared to $51.40 per square foot attributed to the Phase I land contribution.  Our partner invested $3.0 million in cash and provided recourse guarantees for a $37.7 million construction loan.  Budgeted construction costs are $38.4 million. Approximately $5.9 million of construction costs have been incurred as of March 31, 2013. The project is expected to be completed by the third quarter of 2014.

ONE Ala Moana Tower Condominium Project

We own the rights to develop a residential condominium tower over a parking structure at Ala Moana Center in Honolulu, Hawaii, pursuant to a condominium property regime declaration. In 2011, we and an entity jointly owned by two local development partners formed a joint venture called HHMK Development, LLC (“HHMK Development”).  The joint venture was created to explore the development of a luxury condominium tower.  We own 50% and our partners jointly own the remaining 50%.  In 2012, we formed another 50/50 joint venture, KR Holdings, LLC (“KR Holdings”), with the same two development partners. On September 17, 2012, KR Holdings closed on $40.0 million non-recourse mezzanine financing commitments with List Island Properties, LLC and A & B Properties, Inc., including funding for $3.0 million of pre-development costs ($2.0 million of which are non-interest bearing) which are not required to be repaid if the construction loan fails to close or the project fails to go forward.  If the construction loan funds, the mezzanine financing will mature on April 30, 2018 and List Island Properties, LLC and A & B Properties, Inc. will have a profit interest in the project that entitles them to receive a share of the profits after we receive a return of our capital plus a 13.0% preferred return on our capital.

During the fourth quarter of 2012, our Restated Condo Documents received approval from the Real Estate Commission, and in December we launched pre-sales of the 206-condominium units.  All of the condominium units were sold at an average price of $1.6 million, or approximately $1,170 per square foot, and as of March 31, 2013, we have collected $33.3 million of deposits and we are expecting our joint venture to collect an additional $32.9 million of buyer deposits to be received by July 1, 2013. During April 2013 we commenced construction on the 23-story ultra-luxury condominium tower built atop an existing parking structure at Ala Moana Center.  The tower will consist of one, two and three-bedroom units ranging from 760 to 4,100 square feet. On March 8, 2013, KR Holdings entered into a preliminary construction financing commitment for $132.0 million which is expected to close in the second quarter of 2013. Upon closing of the construction loan, we will sell our condominium rights, owned by our wholly-owned subsidiary, into the joint venture at their $47.5 million valuation and expect to receive approximately $32.1 million of net proceeds for the sale. The project is expected to cost approximately $250.5 million. We anticipate that ONE Ala Moana will be completed by the end of 2014. As of March 31, 2013, total pre-development costs incurred to date for both HHMK and KR Holdings is $5.4 million and our share of the pre-development cost is $2.7 million.

The Shops at Summerlin

We have substantially completed the design for Downtown Summerlin and as of March 31, 2013, we have obtained commitments from Macy’s and Dillard’s for approximately 380,000 square feet. They represent our two major department store anchors for the Shops at Summerlin. When completed, The Shops at Summerlin will be an approximate 106-acre project within a 400-acre site located in Downtown Summerlin, Nevada. The Shops at Summerlin will be approximately 1.6 million square feet and will consist of a 1.1 million square foot Fashion Center which will ultimately have three anchor tenants, small-shop retail and restaurants.  Additionally, the project will include an approximate 200,000 square foot office building and approximately 280,000 square feet of big box and junior anchor retail space adjacent to the Fashion Center. We believe the projects will also be accretive to the value of our remaining land at Summerlin. We are currently pursuing tenants for the project, and subject to obtaining a sufficient level of leasing and securing construction financing, we anticipate beginning construction later in 2013. We have incurred approximately $12.8 million of development costs on this project as of March 31, 2013.

The Metropolitan Downtown Columbia Project

On April 12, 2012, Columbia Parcel D venture, in which we are a 50% partner with a multi-family developer, received approval of the final development plan component of the entitlement process for the first phase. The approval allows for development of a 380-unit apartment building in Parcel D, and an additional 437 multi-family units in Parcel C. In total, the approval provides a density plan for up to 817 residential units, and up to 76,000 square feet of retail to be developed in the two parcels.

We began construction on Parcel D in February 2013 and we expect to complete construction in 2014. The total project budget is $95.7 million including our contributed land value of $20.3 million. Upon the expected second quarter closing of a $64.1 million construction loan, the venture will “step-up” the value of our contributed land to $53,500 per unit or $20.3 million, and we expect to receive a $3.6 million cash distribution. Our anticipated cash investment in this project, in addition to the value of our contributed land, is expected to be $5.9 million. Our share of the venture’s development costs as of March 31, 2013 was $2.6 million (excluding our land basis).

Bridges at Mint Hill

On September 8, 2011 we entered into a joint venture with the owner of land adjacent to our Bridges of Mint Hill property located near Charlotte, North Carolina to develop a shopping center on our combined properties. On October 30, 2012, the partners contributed their respective parcels and we also contributed $4.5 million in cash to pay off an existing mortgage on our partner’s land. As a result of the mortgage payoff, our ownership share of the venture increased from 79.0% to 90.5%, and we direct the significant development activities of this venture. The development is contingent upon obtaining agreements with major retailers, final approval for off-site improvement and financing.  Our share of the development costs incurred through March 31, 2013 (excluding land and the payoff of our partner’s land mortgage) is $0.8 million.

General and Administrative and Other Expenses

General and administrative, warrant liability loss, reduction in tax indemnity receivable, provision for income taxes and equity in earnings from Real Estate Affiliates are summarized as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
General and administrative	$11,171	$8,399
Warrant liability loss	33,027	121,851
Reduction in tax indemnity receivable	1,904	—
Provision for income taxes	2,479	3,784
Equity in earnings from Real Estate Affiliates	(2,733)	(2,677)

Our general and administrative expenses for the three months ended March 31, 2013 totaled $11.2 million, as compared to $8.5 million and $8.4 million for three months ended December 31, 2012 and March 31, 2012, respectively. General and administrative expenses for the three months ended March 31, 2013 increased $2.6 million as compared to the three months ended December 31, 2012 primarily due to higher headcount and benefits of $0.9 million. General and administrative expenses for the three months ended March 31, 2013 increased $2.8 million as compared to the three months ended March 31, 2012 primarily due to higher headcount and benefits of $1.5 million and the timing of certain professional fees of $0.7 million related to our annual audit. Corporate compensation and benefit expenses totaled approximately $6.7 million, $5.8 million, and $5.3 million for the three months ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Compensation and benefits increased due to the addition of resources in order to execute management’s strategic plans.

The warrant liability loss for the three months ended March 31, 2013 was lower than 2012 due to a lower amount of warrants outstanding which resulted from the warrant transactions by Brookfield, Fairholme and Blackstone in the fourth quarter of 2012. In addition, the warrant values are higher due to the higher stock price.

The reduction in tax indemnity receivable of $1.9 million in 2013 related to the utilization of tax assets. Please refer to Note 9 - Income Taxes for more information related to the reduction in tax indemnity receivable.

The equity in earnings from Real Estate Affiliates of $2.7 million for the three months ended March 31, 2013 is slightly higher than the same period in 2012.

The decrease in provision for income taxes of $1.3 million was primarily attributable to decreases in valuation allowances as compared to the same period in 2012. The provision for income taxes was also impacted by changes in operating income, unrecognized tax benefit interest expense and other permanent items.

We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable, and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rate based upon actual operating results for the three months ended March 31, 2013 was (12.0%) as compared to (3.5%) for the same period in 2012. The changes in the tax rate were primarily attributable to the changes in the warrant liability and the valuation allowance.

During the quarter ended March 31, 2013, we capitalized $2.0 million of internal costs related to our MPC segment, as compared to $1.8 million for the same period in 2012. Of those capitalized internal costs, salaries represented $1.4 million for the quarter ended March 31, 2013 as compared to $1.3 million for the same period in 2012. We capitalized $1.0 million of internal costs related to major redevelopment of assets in our Operating Asset Segment for the quarter ended March 31, 2013 as compared to $0.6 million for the same period in 2012. Approximately $0.8 million of these costs are related to salaries for the quarter ended March 31, 2013 as compared to $0.5 million for the same period in 2012. Additionally, we capitalized $1.1 million of internal costs in our Strategic Development Segment as compared to $0.4 million for the same period in 2012. Approximately $0.9 million of these costs are related to salaries for the quarter ended March 31, 2013 as compared to $0.4 million for the same period in 2012. Capitalized internal costs have increased with respect to our Operating Asset and Strategic Development segments in the first quarter of 2012 as we were in the initial stages of evaluating our development projects.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our Master Planned Communities segment, cash generated from our operating assets and first mortgage financings secured by our assets. Our primary uses of cash include working capital, overhead, debt service, property improvements, pre-development and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and re-development opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding. Most of these costs are currently discretionary, which means that we could discontinue spending on these activities if our liquidity profile, economic conditions or the feasibility of projects changes. We currently intend to raise this additional funding with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time.

As of March 31, 2013, our consolidated debt was $696.8 million and our share of the debt of our Real Estate Affiliates aggregated $7.9 million. Please refer to Note 7 — Mortgages, Notes and Loans Payable to our condensed consolidated financial statements for a table showing our debt maturity dates.

During the first quarter of 2013, we refinanced $36.1 million of existing debt related to The Woodlands Resort and Conference Center with a $95.0 million three-year non-recourse construction loan that bears interest at LIBOR plus 3.50% and has an initial maturity of February 8, 2016, with three one-year extensions at our option. The financing provides funding for the redevelopment of The Woodlands Resort and Conference Center and is secured by the 440-room and 40-acre resort and conference center located within The Woodlands.

On March 15, 2013, we secured non-recourse financing totaling $23.0 million for the complete restoration and redevelopment of The Columbia Regional Building (also known as The Rouse Building) located in Columbia, Maryland. The loan bears interest at LIBOR plus 2.00% and is interest only through the initial maturity date of March 15, 2016 and has two one-year extension options.

The following table summarizes our Net Debt on a segment basis as of March 31, 2013. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID receivables. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

Segment Basis Net Debt

	Master					Non-	Total
	Planned	Operating		Strategic	Segment	Segment	March 31,
Segment Basis (a)	Communities	Assets		Developments	Totals	Amounts	2013
	(In thousands)
Mortgages, notes and loans payable	$241,670 (b)	$441,820	(c)	$20,244	$703,734	$897	$704,631
Less: Cash and cash equivalents	(46,728)	(27,868	)(d)	(1,672)	(76,268)	(125,528)	(201,796)
Special Improvement District receivables	(39,666)	—		—	(39,666)	—	(39,666)
Municipal Utility District receivables	(102,166)	—		—	(102,166)	—	(102,166)
Net debt	$53,110	$413,952		$18,572	$485,634	$(124,631)	$361,003

(a)     Please refer to Note 14 - Segments in the Notes to Condensed Consolidated Financial Statements.

(b)     Includes The Woodlands’  $176.7 million Master Credit Facility outstanding balance.

(c)     Includes our $7.9 million share of debt of our Real Estate Affiliates.

(d)     Includes our $1.3 million share of cash and cash equivalents of our Real Estate Affiliates.

Cash Flows

Operating Activities

MPC development has a significant impact on our business. The cash flows and earnings from the business can be much more variable than from our Operating Assets because the MPC business generates revenues from land sales rather than recurring contractual revenues from operating leases. MPC land sales are a substantial portion of our cash flows from operating activities and are partially offset by MPC expenditures.

Cash provided by operating activities was $16.6 million for the three months ended March 31, 2013 as compared to cash used in operating activities of $0.9 million for the three months ended March 31, 2012.

The $17.5 million increase in cash provided by operating activities for the three months ended March 31, 2013 compared to the same period in 2012 was primarily the result of the collection of $13.7 million in condominium deposits on the ONE Ala Moana condominium tower project, an $11.1 million increase in MPC land sales and a $1.4 million increase in The Woodlands Resort and Conference Center revenue, partially offset by increased MPC expenditures of $9.0 million.

Investing Activities

Cash used in investing activities was $56.6 million for the three months ended March 31, 2013 as compared to $9.0 million for the same period in 2012.

Cash used for development of real estate and property expenditures was $43.9 million for the three months ended March 31, 2013, an increase of $36.3 million compared to $7.6 million for the three months ended March 31, 2012. There has been increased development expenditures in the first quarter of 2013 as compared to 2012 related to the construction of properties in development. The increase in restricted cash of $10.1 million for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to the receipt of $13.7 million in condominium deposits on the ONE Ala Moana condominium tower project, partially offset by a decrease of $2.5 million in security and escrow deposits primarily related to the utilization of $2.1 million of escrow funds established at the acquisition of 70 CCC.

Financing Activities

Cash provided by financing activities was $11.3 million for the three months ended March 31, 2013 and cash used in financing activities was $7.8 million for the three months ended March 31, 2012.

Proceeds from issuance of mortgages, notes and loans payable were $68.3 million for the three months ended March 31, 2013 and $0.2 million for the three months ended March 31, 2012.

Principal payments on mortgages, notes and loan payable were $57.0 million for the three months ended March 31, 2013 and $7.5 million for the three months ended March 31, 2012.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $15.9 million as of March 31, 2013.

REIT Requirements

In order for Victoria Ward to remain qualified as a REIT for federal income tax purposes, Victoria Ward must meet a number of organizational and operational requirements, including a requirement that it distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its stockholders, including us.  Please refer to Note 9 — Income Taxes for more detail on Victoria Ward’s ability to remain qualified as a REIT.

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

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update requires companies to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income in one place and reference the amounts to the related footnote disclosures. Current accounting standards present this information in different places throughout the financial statements. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Adoption of this guidance at the beginning of fiscal 2013 resulted in the additional disclosures in Note 12 — Accumulated Other Comprehensive Income (Loss) but did not otherwise have any effect on our condensed consolidated financial statements or on its financial condition.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing and with respect to our variable rate financings in that increases in interest rates could increase our payments under these variable rates. As of March 31, 2013, we had $491.9 million of variable rate debt outstanding of which $172.0 million has been swapped to a fixed-rate. Approximately $176.7 million of the $319.9 million of total variable rate debt that has not been swapped to a fixed rate is represented by the Master Credit Facility at The Woodlands. Due to the revolving nature of this type of debt, it is generally inefficient to use interest rate swaps as a hedging instrument; rather, we have purchased an interest rate cap for this facility to mitigate our exposure to rising interest rates. We also did not swap to a fixed rate $86.0 million of the outstanding balance on the Victoria Ward financing because it is structured to permit partial repayments to release collateral for re-development. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. As of March 31, 2013, annual interest costs would increase approximately $3.2 million for every 1% increase in floating interest rates. Generally, our interest costs are capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) is expected to be minimal. For additional information concerning our debt, and management’s estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to the Liquidity and Capital Resources section of Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 2 — Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements and Note 7 — Mortgages, Notes and Loan Payable in our Annual Report. We intend to manage a portion of our variable interest rate exposure by using interest rate swaps and caps.

ITEM 4.        CONTROLS AND PROCEDURES

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Internal Controls over Financial Reporting

There have been no changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of our business, we are from time to time involved in legal proceedings related to the ownership and operations of our properties.  Neither we nor any of our real estate affiliates are currently involved in any legal or administrative proceedings that we believe are likely to have a materially adverse effect on our business, results of operations or financial condition.

ITEM 1A.   RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 6   EXHIBITS

The Exhibit Index following the signature page to this Quarterly Report lists the exhibits furnished as required by Item 601 of Regulation S-K and is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ Andrew C. Richardson
Andrew C. Richardson
Chief Financial Officer (principal financial officer)
May 9, 2013

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

* Filed herewith

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2013.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2013 and 2012, and (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012.