Form 10-Q
period 2013-06-30
Howard Hughes Corp
filed 2013-08-08
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

The number of shares of common stock, $0.01 par value, outstanding as of August 5, 2013 was 39,576,344.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30,	December 31,
	2013	2012
	(In thousands, except share amounts)
Assets:
Investment in real estate:
Master Planned Community assets	$1,562,745	$1,563,122
Land	253,341	252,593
Buildings and equipment	719,111	657,268
Less: accumulated depreciation	(123,794)	(112,491)
Developments	307,434	273,613
Net property and equipment	2,718,837	2,634,105
Investment in Real Estate Affiliates	56,732	32,179
Net investment in real estate	2,775,569	2,666,284
Cash and cash equivalents	213,196	229,197
Accounts receivable, net	18,667	13,905
Municipal Utility District receivables, net	116,982	89,720
Notes receivable, net	22,976	27,953
Tax indemnity receivable, including interest	313,925	319,622
Deferred expenses, net	17,478	12,891
Prepaid expenses and other assets, net	125,803	143,470
Total assets	$3,604,596	$3,503,042

Liabilities:
Mortgages, notes and loans payable	$715,530	$688,312
Deferred tax liabilities	89,331	77,147
Warrant liabilities	267,800	123,573
Uncertain tax position liability	136,387	132,492
Accounts payable and accrued expenses	178,232	170,521
Total liabilities	1,387,280	1,192,045

Commitments and Contingencies (see Note 14)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 39,576,344 shares issued and outstanding as of June 30, 2013 and 39,498,912 shares issued and outstanding as of December 31, 2012	396	395
Additional paid-in capital	2,826,609	2,824,031
Accumulated deficit	(609,291)	(509,613)
Accumulated other comprehensive loss	(7,773)	(9,575)
Total stockholders’ equity	2,209,941	2,305,238
Noncontrolling interests	7,375	5,759
Total equity	2,217,316	2,310,997
Total liabilities and equity	$3,604,596	$3,503,042

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues:
Master Planned Community land sales	$66,021	$43,928	$113,247	$80,017
Builder price participation	2,426	1,528	3,701	2,341
Minimum rents	20,134	20,577	39,060	39,474
Tenant recoveries	5,065	6,003	10,390	11,867
Condominium rights and unit sales	30,381	134	30,381	267
Resort and conference center revenues	11,270	11,970	22,374	21,626
Other land revenues	3,830	3,531	6,632	7,048
Other rental and property revenues	7,925	6,268	11,358	11,062
Total revenues	147,052	93,939	237,143	173,702

Expenses:
Master Planned Community cost of sales	29,854	22,978	55,553	41,657
Master Planned Community operations	9,794	9,979	18,290	21,026
Other property operating costs	17,334	15,044	32,854	29,373
Rental property real estate taxes	3,359	3,171	7,116	7,009
Rental property maintenance costs	2,143	2,086	3,948	4,041
Condominium rights and unit cost of sales	15,272	36	15,272	96
Resort and conference center operations	7,680	7,371	15,156	14,785
Provision for doubtful accounts	277	164	706	45
General and administrative	6,769	8,160	17,940	16,557
Depreciation and amortization	6,780	5,893	13,224	10,951
Total expenses	99,262	74,882	180,059	145,540

Operating income	47,790	19,057	57,084	28,162

Interest income	2,067	2,342	4,423	4,673
Interest expense	—	(200)	(143)	(201)
Warrant liability gain (loss)	(111,200)	23,430	(144,227)	(98,421)
Reduction in tax indemnity receivable	(7,499)	(8,782)	(9,403)	(8,782)
Equity in earnings from Real Estate Affiliates	5,707	446	8,440	3,122
Income (loss) before taxes	(63,135)	36,293	(83,826)	(71,447)
Provision for income taxes	13,361	1,301	15,840	5,085
Net income (loss)	(76,496)	34,992	(99,666)	(76,532)
Net income attributable to noncontrolling interests	(58)	(682)	(12)	(1,418)
Net income (loss) attributable to common stockholders	$(76,554)	$34,310	$(99,678)	$(77,950)

Basic earnings (loss) per share:	$(1.94)	$0.91	$(2.53)	$(2.06)

Diluted earnings (loss) per share:	$(1.94)	$0.27	$(2.53)	$(2.06)

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Comprehensive income (loss), net of tax:
Net income (loss)	$(76,496)	$34,992	$(99,666)	$(76,532)
Other comprehensive income (loss):
Interest rate swaps (a)	2,112	(2,263)	2,533	(2,161)
Capitalized swap interest (b)	(318)	(159)	(731)	(569)
Other comprehensive income (loss)	1,794	(2,422)	1,802	(2,730)
Comprehensive income (loss)	(74,702)	32,570	(97,864)	(79,262)
Comprehensive income attributable to noncontrolling interests	(58)	(682)	(12)	(1,418)
Comprehensive income (loss) attributable to common stockholders	$(74,760)	$31,888	$(97,876)	$(80,680)

(a)

Net of deferred tax expense of $0.3 million and $0.4 million for the three and six months ended June 30, 2013. Net of deferred tax benefit of $0.3 million and $0.2 million for the three and six months ended June 30, 2012.

(b)

Net of deferred tax benefit of $0.2 million and $0.4 million for the three and six months ended June 30, 2013. Net of deferred tax benefit of $0.1 million and $0.3 million for the three and six months ended June 30, 2012.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

					Accumulated
			Additional		Other
		Common	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
(In thousands, except share amounts)	Shares	Stock	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, January 1, 2012	37,945,707	$379	$2,711,109	$(381,325)	$(5,578)	$5,014	$2,329,599
Net income (loss)		—	—	(77,950)	—	1,418	(76,532)
Interest rate swaps, net of tax of ($150)		—	—	—	(2,161)	—	(2,161)
Capitalized swap interest, net of tax of $330		—	—	—	(569)	—	(569)
Stock plan activity	27,933	—	2,069	—	—	—	2,069
Balance, June 30, 2012	37,973,640	$379	$2,713,178	$(459,275)	$(8,308)	$6,432	$2,252,406

Balance, January 1, 2013	39,498,912	$395	$2,824,031	$(509,613)	$(9,575)	$5,759	$2,310,997
Net income (loss)		—	—	(99,678)	—	12	(99,666)
Adjustment to noncontrolling interest		—	—	—	—	1,616	1,616
Preferred dividend payment on behalf of REIT subsidiary		—	—	—	—	(12)	(12)
Interest rate swaps, net of tax of ($379)		—	—	—	2,533	—	2,533
Capitalized swap interest, net of tax of $377		—	—	—	(731)	—	(731)
Stock plan activity	77,432	1	2,578	—	—	—	2,579
Balance, June 30, 2013	39,576,344	$396	$2,826,609	$(609,291)	$(7,773)	$7,375	$2,217,316

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(99,666)	$(76,532)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	11,427	8,853
Amortization	1,797	2,098
Amortization of deferred financing costs and debt market rate adjustments, net	338	(155)
Amortization of intangibles other than in-place leases	192	(89)
Straight-line rent amortization	(705)	(482)
Deferred income taxes	15,871	4,612
Restricted stock and stock option amortization	2,578	2,069
Warrant liability loss	144,227	98,421
Reduction in tax indemnity receivable	9,403	8,782
Equity in earnings (loss) from Real Estate Affiliates, net of distributions	(5,441)	72
Provision for doubtful accounts	706	45
Master Planned Community development expenditures	(67,484)	(47,235)
Master Planned Community cost of sales	48,731	39,371
Condominium development expenditures	(6,761)	—
Condominium cost of sales	15,270	96
Deferred revenue from sale of condominium rights	17,119	—
Net changes:
Accounts and notes receivable	(4,951)	9,682
Prepaid expenses and other assets	11,776	2,191
Deferred expenses	(760)	(1,730)
Accounts payable and accrued expenses	(5,918)	(20,508)
Other, net	1,666	(10)
Cash provided by operating activities	89,415	29,551

Cash Flows from Investing Activities:
Real estate and property expenditures	(96,175)	(20,036)
Consideration paid to acquire Millennium Waterway Apartments, net of cash acquired	—	(2,721)
Distribution from Millennium Waterway Apartments	—	6,876
Proceeds from sales of investment in Real Estate Affiliates	—	8,579
Investments in Summerlin Las Vegas Baseball Club, LLC	(10,200)	—
Investment in KR Holdings, LLC	(16,750)	—
Investments in other Real Estate Affiliates, net	(758)	(1,450)
Change in restricted cash	(12,673)	7,703
Cash used in investing activities	(136,556)	(1,049)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	94,575	35,827
Principal payments on mortgages, notes and loans payable	(60,829)	(36,308)
Deferred financing costs	(460)	(1,299)
Preferred dividend payment on behalf of REIT subsidiary	(12)	—
Distributions to noncontrolling interests	(2,134)	—
Cash provided provided by (used in) financing activities	31,140	(1,780)

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
	2013	2012
	(In thousands)

Net change in cash and cash equivalents	(16,001)	26,722
Cash and cash equivalents at beginning of period	229,197	227,566
Cash and cash equivalents at end of period	$213,196	$254,288

Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,401	$10,284
Interest capitalized	18,202	13,253
Income taxes paid	1,914	824

Non-Cash Transactions:
Acquisition of Millennium Waterway Apartments
Land	—	(15,917)
Building and equipment	—	(56,002)
Other Assets	—	(2,669)
Mortgages, notes and loans payable	—	55,584
Other liabilities	—	754
Reduction in investments in Real Estate Affiliates due to the Millennium Waterway Apartments’ acquisition	—	22,405
Special Improvement District bond transfers associated with land sales	6,823	2,189
Real estate and property expenditures	27,469	4,345
Non-cash increase in Property due to consolidation of Real Estate Affiliate	3,750	—
Transfer of condominium buyer deposits to Real Estate Affiliate	34,220	—

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1        BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”). Such condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated and Combined Financial Statements for the year ended December 31, 2012 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results for the full fiscal year.

Management has evaluated all material events occurring subsequent to the date of the condensed consolidated financial statements up to the date and time this Quarterly Report was filed.

NOTE 2        SPONSORS AND MANAGEMENT WARRANTS

On November 9, 2010 (the “Effective Date”), we issued warrants to purchase 8.0 million shares of our common stock to certain of our sponsors (the “Sponsors Warrants”) with an estimated initial value of approximately $69.5 million. The initial exercise price for the warrants of $50.00 per share and the number of shares of common stock underlying each warrant are subject to adjustment for future stock dividends, splits or reverse splits of our common stock or certain other events. On December 7, 2012, the affiliates of Blackstone Real Estate Partners and the Fairholme Fund and the Fairholme Focused Income Fund, each sold their sponsor warrants totaling 333,333 and 1,916,667, respectively, to HHC for $30.00 cash per warrant. These transactions were accounted for as the settlement of a liability for cash consideration of $67.5 million. On November 9, 2012, affiliates of Brookfield Asset Management, Inc. (“Brookfield”), one of our sponsors, exercised their warrants to purchase 1,525,272 shares of our common stock at an exercise price of $50.00 per warrant, or $76.3 million. In addition, Brookfield sold their remaining warrants to purchase 2,308,061 shares of our common stock to HHC for $89.3 million. The cash consideration paid to Brookfield net of the exercise price was $13.0 million. As a result of these transactions, $108.6 million of additional paid-in capital was recorded in our financial statements in the year ended December 31, 2012.  The Sponsors Warrants expire on November 9, 2017.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The estimated $126.4 million fair value for the Sponsors Warrants representing warrants to purchase 1,916,667 shares and estimated $141.4 million fair value for the Management Warrants representing warrants to purchase 2,862,687 shares outstanding as of June 30, 2013, have been recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsors Warrants and Management Warrants were $58.5 million and $65.1 million, respectively, as of December 31, 2012. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 6 — Fair Value of Financial Instruments. Decreases and increases in the fair value of the Sponsors Warrants and the Management Warrants are recognized as either warrant liability gains or losses, respectively, in the Condensed Consolidated Statements of Operations.

NOTE 3        EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and nonvested stock issued under stock-based compensation plans is computed using the treasury stock method. The dilutive effect of the Sponsors Warrants and Management Warrants is computed using the if-converted method. Gains associated with the Sponsors Warrants and Management Warrants are excluded from the numerator in computing diluted earnings per share because inclusion of such gains in the computation would be anti-dilutive.

Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Basic EPS:
Numerator:
Net income (loss)	$(76,496)	$34,992	$(99,666)	$(76,532)
Net income attributable to noncontrolling interests	(58)	(682)	(12)	(1,418)
Net income (loss) attributable to common stockholders	$(76,554)	$34,310	$(99,678)	$(77,950)

Denominator:
Weighted average basic common shares outstanding	39,445	37,907	39,443	37,905

Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$(76,554)	$34,310	$(99,678)	$(77,950)
Less: Warrant liability gain	—	(23,430)	—	—
Adjusted net income (loss) attributable to common stockholders	$(76,554)	$10,880	$(99,678)	$(77,950)

Denominator:
Weighted average basic common shares outstanding	39,445	37,907	39,443	37,905
Restricted stock and stock options	—	5	—	—
Warrants	—	2,339	—	—
Weighted average diluted common shares oustanding	39,445	40,251	39,443	37,905

Basic earnings (loss) per share:	$(1.94)	$0.91	$(2.53)	$(2.06)

Diluted earnings (loss) per share:	$(1.94)	$0.27	$(2.53)	$(2.06)

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The diluted EPS computation for the three and six months ended June 30, 2013 excludes 918,440 stock options, 122,332 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsors Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti-dilutive.

Additionally, the diluted EPS computation for the three months ended June 30, 2012 excludes 847,937 stock options and 14,900 shares of restricted stock because their inclusion would have been anti-dilutive. The diluted EPS computation for the six months ended June 30, 2012 excludes 847,937 stock options, 57,933 shares of restricted stock and 10,862,687 Sponsors and Management warrants because their inclusion would have been anti-dilutive.

NOTE 4        RECENT TRANSACTIONS

In 2012, we formed another 50/50 joint venture, KR Holdings, LLC (“KR Holdings”) with two partners to develop a 23-story luxury condominium tower, ONE Ala Moana Tower Condominium Project. On September 17, 2012, KR Holdings closed on $40.0 million non-recourse mezzanine financing commitments with List Island Properties, LLC and A & B Properties, Inc., including funding for $3.0 million of pre-development costs.

On May 15, 2013, KR Holdings, LLC (“KR Holdings”) closed on a first mortgage construction loan. Upon closing and under the terms of our joint venture agreement, we sold to KR Holdings our interest in the condominium rights for $47.5 million and received net cash proceeds of $30.8 million and a 50% equity interest in KR Holdings. Our partner contributed $16.8 million of cash for their 50% equity interest. Due to our continuing involvement in KR Holdings, we accounted for the transaction as a partial sale representing 50% of the $47.5 million sales value of the condominium rights, and accordingly, we recognized net profit of $11.8 million. The remaining $23.7 million sales value of the condominium rights will be recognized on the same percentage of completion basis as KR Holdings. As of June 30, 2013 the project was 27.9% complete, and we recognized an additional $3.3 million of profit on the sale for the three months ended June 30, 2013. Please refer to Note 7 — Real Estate Affiliates for further discussion of the ONE Ala Moana Tower Condominium Project.

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

No impairment charges were recorded during the three or six months ended June 30, 2013 or 2012. We continually evaluate our strategic alternatives with respect to each of our properties and may revise our strategy from time to time, including our intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, we may decide to sell property that is held for use and the sale price may be less than the carrying amount.  As a result, these changes in strategy could result in impairment charges in future periods.

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

	June 30, 2013				December 31, 2012
	Fair Value Measurements Using				Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)				(In thousands)
Liabilities
Warrants	$267,800	$—	$—	$267,800	$123,573	$—	$—	$123,573
Interest rate swaps	4,281	—	4,281	—	7,183	—	7,183	—

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

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) which are our Sponsors and Management Warrants:

	2013	2012
	(In thousands)
Balance as of January 1,	$123,573	$127,764
Warrant liability loss	144,227	98,421
Balance as of June 30,	$267,800	$226,185

The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data. Changes in the fair value of the Sponsors Warrants and the Management Warrants are recognized in earnings as a warrant liability gain or loss.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The significant unobservable input used in the fair value measurement of our warrants designated as Level 3 as of June 30, 2013 is as follows:

	Fair Value	Valuation Technique	Unobservable Input	Average Volatility
	(In thousands)
Warrants	$267,800	Option Pricing Valuation Model	Expected Volatility (a)	28.0%

(a) Based on the asset volatility of comparable companies.

The expected volatility in the table above is a significant unobservable input used to estimate the fair value of our warrant liabilities. An increase in expected volatility would increase the fair value of the liability, while a decrease in expected volatility would decrease the fair value of the liability.

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

	June 30, 2013			December 31, 2012
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Notes receivable, net	$22,976	$22,976		$27,953	$27,953
Tax indemnity receivable, including interest	313,925		(a)	319,622		(a)

Liabilities:
Fixed-rate debt	$158,310	$152,610		$158,636	$158,879
Variable-rate debt (b)	515,497	515,497		479,964	479,964
SID bonds	41,723	47,665		49,712	56,475
Total mortgages, notes and loans payable	$715,530	$715,772		$688,312	$695,318

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

NOTE 7                                           REAL ESTATE AFFILIATES

In the ordinary course of business, we enter into partnerships or joint ventures primarily for the development and operations of real estate assets which are referred to as “Real Estate Affiliates”. These partnerships or joint ventures are typically characterized by a non-controlling ownership interest with decision making and distribution of expected gains and losses being proportionate to the ownership interest.  We account for these partnerships and joint ventures in accordance with ASC 810 (“ASC 810”).

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

We also perform a qualitative assessment of each VIE on an ongoing basis to determine if we are the primary beneficiary, as required by ASC 810. Under ASC 810, a company concludes that it is the primary beneficiary and consolidates the VIE if the company has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if the company is the primary beneficiary. As required by ASC 810, management’s assessment of whether the company is the primary beneficiary of a VIE is continuously performed.

We account for investments in joint ventures deemed to be VIEs for which we are not considered to be the primary beneficiary but have significant influence using the equity method, and investments in joint ventures where we do not have significant influence on the joint venture’s operations and financial policies, on the cost method. Generally, the operating agreements with respect to our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages.

In certain cases, the company is required to consolidate certain VIEs. As of June 30, 2013, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $34.1 million and $2.3 million, respectively. As of December 31, 2012, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $28.3 million and $1.0 million, respectively. The assets of the VIEs are restricted for use only by the particular VIEs and are not available for our general operations.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

Our recent and more significant VIEs are discussed below.

ONE Ala Moana Condominium Project

On October 11, 2011, we joined two local development partners to form a joint venture called HHMK Development, LLC (“HHMK Development”)  to explore the development of a luxury condominium tower at the Ala Moana Center in Honolulu, Hawaii.  On June 14, 2012, we formed another 50/50 joint venture, KR Holdings, LLC (“KR Holdings”), with the same development partners.  We own 50% of each venture and our partners jointly own the remaining 50%.

On September 17, 2012, KR Holdings closed on two $20.0 million non-recourse mezzanine loan commitments with List Island Properties, LLC and A & B Properties, Inc. These loans have a blended interest rate of 12%, were drawn in full on May 15, 2013 and mature on April 30, 2018 with the option to extend for one year.  In addition to the mezzanine loans, A & B Properties and List Island Properties both have a profit interest in KR Holdings, which entitles them to receive a share of the profits, up to a maximum of $3.0 million, after a return of, and a 13% preferred return, on our capital.

KR Holdings closed the first mortgage construction loan on May 15, 2013.  Upon closing and under the terms of the venture agreement, we sold to KR Holdings our interest in the condominium rights for net cash proceeds of $30.8 million and a 50% equity interest in KR Holdings. Our partner contributed $16.8 million of cash for their 50% equity interest.

The construction loan will be drawn over the course of construction with the total proceeds not to exceed $132.0 million. The loan is secured by the condominium rights and buyers’ deposits, has no recourse to us, matures on May 15, 2016, and bears interest at one-month LIBOR plus 3.00%.  Revenue recognition for individual units in a condominium project requires, among other criteria, that the sales contracts be analyzed to ascertain that the buyer’s initial and continuing investments are adequate. KR Holdings determined that the value of the buyers’ deposits qualified as sufficient investment by the buyers to recognize revenue using the percentage of completion method.  We recorded $5.2 million in equity in earnings from Real Estate Affiliates related to KR Holdings in the condensed consolidated statement of operations for the three months ended June 30, 2013.

Millennium Woodlands Phase II, LLC

On May 14, 2012, we entered into a joint venture, Millennium Woodlands Phase II, LLC (“Millennium Phase II”), with The Dinerstein Companies, the same joint venture partner related to the Millennium Waterway Apartments I project, for the construction of a new 314-unit Class A multi-family complex in The Woodlands Town Center. Our partner is the managing member of Millennium Phase II. As the managing member, our partner controls, directs, manages and administers the affairs of Millennium Phase II. On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million to the joint venture, our partner’s contribution of $3.0 million in cash and a construction loan in the amount of $37.7 million which is guaranteed by our partner. The development of Millennium Phase II further expands our multi-family portfolio in The Woodlands Town Center.

Columbia Parcel D Joint Venture (The Metropolitan)

On October 27, 2011, we entered into a joint venture, Parcel D Development, LLC, with a local developer, Kettler, Inc., to construct a Class A apartment building with ground floor retail space in downtown Columbia, Maryland. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. At formation, we contributed land with a fair value of $20.3 million and have since made capital contributions to the venture of $0.6 million.  Pursuant to the joint venture agreement, we have been making improvements to the land. Subsequent to June 30, 2013, the joint venture closed a $64.1 million construction loan which is non-recourse to us, and we received a cash distribution of $7.6 million.  The loan bears interest at LIBOR plus 2.4% and matures in July 2020.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

Summerlin Las Vegas Baseball Club

On August 6, 2012, we entered into a joint venture for the purpose of acquiring 100% of the operating assets of the Las Vegas 51s, a Triple-A baseball team which is a member of the Pacific Coast League.  We own 50% of the venture and our partners jointly own the remaining 50%. Unanimous consent of the partners is required for all major decisions.  In August 2012, we contributed $0.3 million to the joint venture pending final approval of the acquisition by Major League Baseball.  In May 2013, after approval was received, we funded our remaining capital obligation of $10.2 million and the joint venture completed the acquisition. Our strategy in acquiring an ownership interest is to pursue a potential relocation of the team to a to-be-built stadium in our Summerlin master planned community. There can be no assurance that such a stadium will ultimately be built.

HHMK Development, KR Holdings, Millennium Phase II, Parcel D Development, LLC and the Summerlin Las Vegas Baseball Club joint venture entities included in the table below are VIEs. We are not the primary beneficiary of any of these VIEs because we do not have the power to direct activities that most significantly impact the economic performance of such joint ventures and therefore we report our interests on the equity method. The aggregate carrying value of the unconsolidated VIEs was $32.7 million and $8.1 million as of June 30, 2013 and December 31, 2012, respectively, and was classified as Investments in Real Estate Affiliates in the Condensed Consolidated Balance Sheets. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs.

Below is a summary of our Investments in Real Estate Affiliates:

	Economic/ Legal Ownership		Carrying Value		Share of Earnings/Dividends
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
Equity Method Investments	2013	2012	2013	2012	2013	2012	2013	2012
	(In percentages)		(In thousands)		(In thousands)

Circle T	50.00%	50.00%	$9,036	$9,004	$—	$—	$—	$—
Forest View/Timbermill Apartments (a)	—	—	—	—	—	2	—	4
HHMK Development, LLC	50.00%	50.00%	163	1,257	153	—	153	—
KR Holdings, LLC	50.00%	50.00%	13,508	—	5,191	—	5,191	—
Millennium Waterway Apartments (b)	100.00%	100.00%	—	—	—	185	—	406
Millennium Woodlands Phase II, LLC (c)	81.43%	81.43%	2,196	2,190	—	—	—	—
Parcel D Development, LLC	50.00%	50.00%	6,302	4,330	—	—	—	—
Stewart Title	50.00%	50.00%	3,887	3,871	326	257	517	316
Woodlands Sarofim #1	20.00%	20.00%	2,526	2,450	37	2	76	20
Summerlin Las Vegas Baseball Club	50.00%	50.00%	10,500	300	—	—	—	—
			48,118	23,402	5,707	446	5,937	746
Cost basis investments (d)			8,614	8,777	—	—	2,503	2,376
Investment in Real Estate Affiliates			$56,732	$32,179	$5,707	$446	$8,440	$3,122

(a)              On April 19, 2012, the joint ventures owning the Forest View and Timbermill Apartments completed their sale to a third party. Our share of the distributable cash, after repayment of debt and transaction expenses, was $8.6 million.

(b)             On May 31, 2012, we acquired our partner’s interest for $6.9 million and consolidated this property. See below for further discussion.

(c)              Represents our ownership percentage as of July 5, 2012, the date that the partners contributed capital to the venture.

(d)             Includes distribution received from Summerlin Hospital Medical Center.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

On May 31, 2012, we acquired our partner’s interest in the 393-unit Millennium Waterway Apartments for $6.9 million, following the funding of a $55.6 million ten-year non-recourse mortgage bearing interest at 3.75%. Prior to the acquisition, we accounted for our investment in Millennium Waterway Apartments under the equity method. We now own 100% of this stabilized Class A multi-family property located in The Woodlands Town Center. Total assets of $78.6 million and liabilities of $56.4 million, including the then recently funded loan, were consolidated into our financial statements at fair value as of the acquisition date.

As of June 30, 2013, approximately $56.7 million of indebtedness was secured by the properties owned by our Real Estate Affiliates of which our share was approximately $29.5 million based upon our economic ownership. The debt is non-recourse to us.

NOTE 8                                                 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	June 30,	December 31,
	2013	2012
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$158,310	$158,636
Special Improvement District bonds	41,723	49,712
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	515,497	479,964
Total mortgages, notes and loans payable	$715,530	$688,312

(a) As more fully described below, $172.0 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The following table presents our mortgages, notes, and loans payable by property:

			Maximum	Carrying Value
		Interest	Facility	June 30,	December 31,
$ In thousands	Maturity (a)	Rate	Amount	2013	2012
				(In thousands)
Master Planned Communities
The Woodlands Master Credit Facility (b)	March 2015	5.00%	$270,000	$176,663	$176,704
Bridgeland Land Loan (c)	June 2022	5.50%		18,066	18,066
Bridgeland Development Loan (d)	June 2015	5.00%	30,000	10,388	—
Summerlin West - S808/S810	April 2031	7.13%		18,432	22,185
Summerlin South - S151	June 2025	6.00%		7,034	10,501
Summerlin South - S128C	December 2030	6.05%		5,625	5,739
Summerlin South - S132	December 2020	6.00%		4,478	4,822
Summerlin South - S108	December 2016	5.95%		947	1,067
Summerlin South - S128	December 2020	7.30%		747	787
Summerlin South - S124	December 2019	5.95%		305	324
Master Planned Communities Total				242,685	240,195

Operating Assets
Victoria Ward (e)	September 2016	3.39%	250,000	229,000	229,000
Millennium Waterway Apartments	June 2022	3.75%		55,584	55,584
4 Waterway Square	December 2023	4.88%		39,695	40,140
The Woodlands Resort and Conference Center (f)	February 2019	3.69%	95,000	36,100	36,100
110 N. Wacker (g)	October 2019	5.21%		29,000	29,000
3 Waterway Square (h)	January 2017	2.84%	43,295	26,713	9,150
70 Columbia Corporate Center	August 2017	4.25%		16,287	16,037
20/25 Waterway Avenue	May 2022	4.79%		14,450	14,450
9303 New Trails	December 2023	4.88%		13,554	13,706
Columbia Regional Building (i)	March 2018	2.25%	23,008	1,266	—
Capital lease obligation	various	3.82%		13	41
Operating Assets Total				461,662	443,208

Strategic Developments
One Hughes Landing (j)	November 2017	2.84%	38,000	6,367	10
The Shops at Summerlin - S128	December 2030	6.05%		3,635	3,701
The Shops at Summerlin - S108	December 2016	5.95%		520	586
Strategic Developments Total				10,522	4,297

Other Financing Arrangements	July 2015	—		661	612

				$715,530	$688,312

(a)              Maturity date includes any extension periods which can be exercised at our option.

(b)             Loan bears interest at one-month LIBOR + 4.00% and has a 5.00% minimum rate.

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

(f)               Loan was refinanced in February 2013 and bears interest at one-month LIBOR + 3.50%.

(g)              Loan has a stated interest rate of one-month LIBOR + 2.25%. The $29.0 million outstanding principal balance is swapped to a 5.21% fixed rate through maturity.

(h)             On August 2, 2013, the loan was refinanced with a $52.0 million loan bearing interest at 3.94% and maturity in August 2028.

(i)               Loan bears interest at prime rate for draws less than $0.5 million. For draws over $0.5 million, we may elect to use LIBOR + 2.00% or the prime rate.

(j)               Loan bears interest at one-month LIBOR + 2.65%.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The weighted average interest rate on our mortgages, notes and loans payable was 4.25% and 4.49% as of June 30, 2013 and December 31, 2012, respectively.

Mortgages, Notes and Loans Payable

As of June 30, 2013, we had $715.5 million of mortgages, notes and loans payable. All of the debt is secured by the individual properties as listed in the table above and is non-recourse to HHC, except for a $7.0 million parent guarantee associated with the 110 N. Wacker mortgage. The Woodlands Master Credit Facility and Resort and Conference Center loans are also recourse to the partnerships that directly own The Woodlands operations. Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Such provisions are not expected to impact our operations in 2013. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance. As of June 30, 2013, land, buildings and equipment and developments in progress with a cost basis of $1.6 billion have been pledged as collateral for our mortgages, notes and loans payable.  On July 26, 2013, we closed on a $22.5 million loan to acquire a company airplane. The loan bears interest at 3.0%, requires $1.0 million annual amortization and matures in July 2018.

As of June 30, 2013, we were in compliance with all of the financial covenants related to our debt agreements.

Master Planned Communities

The Woodlands Master Credit Facility is a $270.0 million facility consisting of a $170.0 million term loan and a $100.0 million revolving credit line (together, the “TWL Facility”). As of June 30, 2013, the TWL Facility had an outstanding balance of $176.7 million. The TWL Facility bears interest at one-month LIBOR plus 4.00% with a 5.00% floor, has a March 29, 2014 initial maturity date and a one-year extension at borrower’s option. The TWL Facility also contains certain restrictions or covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to us.  Until The Woodlands leverage, as defined by the credit agreement, is less than a 40.0% loan to value ratio, we must amortize the debt on a dollar for dollar basis for any distributions that we make from The Woodlands.  As of June 30, 2013, leverage was approximately 25.5%. There was $58.3 million of undrawn and available borrowing capacity under the TWL Facility based on the collateral underlying the facility and covenants as of June 30, 2013. The TWL Facility also requires mandatory principal amortization payments during its initial term and during the extension period, if exercised. Repayments of $30.0 million are required on March 29, 2014. Furthermore, $10.0 million is due on each of June 29, September 29 and December 29, 2014 during the extension period.

During the second quarter of 2012, we refinanced $18.1 million of existing debt related to our Bridgeland Master Planned Community with a ten-year term loan facility at a fixed interest rate of 5.50% for the first five years and three-month LIBOR plus 2.75% for the remaining term and maturing on June 29, 2022. Beginning on June 29, 2014, annual principal payments are required in the amount of 5.00% of the then outstanding principal balance. In addition, we simultaneously entered into a three-year revolving credit facility with aggregate borrowing capacity of $140.0 million of which $39.2 million has been utilized and which has a $30.0 million maximum outstanding loan amount at any time. The revolving loan bears interest at the greater of 5.00% or LIBOR plus 3.25% and matures on June 29, 2015. This loan is intended to provide working capital at Bridgeland in order to accelerate development efforts to meet the demand of homebuilders for finished lots in the community. The Bridgeland loans are cross-collateralized and cross-defaulted and the Bridgeland Master Planned Community serves as collateral for the loans. The loans also require that Bridgeland maintain a minimum $3.0 million cash balance and a minimum net worth of $250.0 million. Additionally, we are restricted from making cash distributions from Bridgeland unless the revolver has no outstanding balance and one year of real estate taxes and debt service on the term loan have been escrowed with the lender.

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

Operating Assets

On March 15, 2013, we closed on a non-recourse financing totaling $23.0 million for the redevelopment of The Columbia Regional Building (also known as The Rouse Building), an office building located in Columbia, Maryland. The loan bears interest at one-month LIBOR plus 2.00% and is interest only through the initial maturity date of March 15, 2016. The loan has two, one-year extension options.

On February 8, 2013, we closed on a $95.0 million non-recourse construction loan which repaid the existing $36.1 million mortgage and provides funding for the redevelopment of The Woodlands Resort and Conference Center. The loan bears interest at one-month LIBOR plus 3.50% and has an initial maturity of February 8, 2016, with three one-year extensions at our option. The loan is secured by a 440-room and 40-acre conference center and resort located within The Woodlands, and requires the maintenance of specified financial ratios after completion of construction.

On August 15, 2012, we assumed a $16.0 million loan as part of the acquisition of 70 Columbia Corporate Center (“70 CCC”). The non-recourse, interest only promissory note matures on August 31, 2017, has a fixed rate of 4.25% and is secured by the property. The loan includes a participation right to the lender for 30% of the appreciation in the market value of the property after our 10% cumulative preferred return and repayment of the outstanding debt and our contributed equity. The fair value of the participation obligation is remeasured each quarter and the change in fair value is recorded through interest expense. For the six months ended June 30, 2013, $2.7 million relating to the increase in value of the participation due to increased leasing of the property was recorded as interest expense. Virtually all of the interest was capitalized due to our development activities.

On May 31, 2012, as part of the acquisition of our former partner’s interest in Millennium Waterway Apartments, we consolidated a $55.6 million non-recourse first mortgage loan. The proceeds from the mortgage were used to refinance the joint venture’s existing debt and to fund our acquisition of the partner’s interest in the property. The loan matures on June 1, 2022 and has a fixed interest rate of 3.75%. Payments are interest only until June 2017, then monthly principal and interest payments of $257,418 with the unpaid principal balance due at maturity.

On April 26, 2012, we closed on a 10-year, fixed rate loan with interest at 4.79% secured by 20/25 Waterway Avenue. The proceeds from the loan were $13.6 million.

On February 2, 2012, we closed on a non-recourse financing totaling $43.3 million for the construction of 3 Waterway Square, an eleven-story, 232,000-square foot office building in The Woodlands. The loan matures on January 31, 2015 and has two, one-year extension options. The loan bears interest at one-month LIBOR plus 2.65%. On August 2, 2013, we refinanced the loan with a $52.0 million non-recourse first mortgage financing bearing interest at 3.94% and maturing in August 2028.

On December 5, 2011, we obtained a $41.0 million loan for 4 Waterway Square and a $14.0 million loan for 9303 New Trails. The non-recourse mortgages mature on December 11, 2023 and have fixed interest rates of 4.88%.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

On September 30, 2011, we closed on a $250.0 million non-recourse first mortgage financing secured by Ward Centers in Honolulu, Hawaii, that bears interest at one-month LIBOR plus 2.50%.  The loan may be drawn to a maximum $250.0 million to fund capital expenditures at the property, provided that the outstanding principal balance cannot exceed 65% of the property’s appraised value, and the borrowers are required to have a minimum 10.0% debt yield in order to draw additional loan proceeds under the facility. The loan also permits partial repayment during its term in connection with property releases for development. The loan matures on September 29, 2016, and $143.0 million of the principal balance was swapped to a 3.80% fixed rate for the term of the loan.  The loan had a weighted-average interest rate of 3.39% as of June 30, 2013. The unused portion of this mortgage was $21.0 million as of June 30, 2013.

Strategic Developments

On November 14, 2012, we closed on a non-recourse financing totaling $38.0 million for the construction of One Hughes Landing, an eight-story, 197,000 square foot office building in The Woodlands.  The loan matures on November 15, 2015 and has two, one-year extension options.  The loan bears interest at LIBOR plus 2.65%.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The outstanding derivatives as of June 30, 2013, were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2013, the ineffective portion recorded in earnings was insignificant.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that an additional $2.3 million will be reclassified as an increase to interest expense.

As of June 30, 2013, we had gross notional amounts of $172.0 million for interest rate swaps and a $100.0 million interest rate cap that were designated as cash flow hedges of interest rate risk. The fair value of the interest rate cap derivative was insignificant.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The table below presents the fair value of our derivative financial instruments which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets:

	June 30,	December 31,
	2013	2012
	(In thousands)
Interest Rate Swaps	$4,281	$7,183
Total derivatives designated as hedging instruments	$4,281	$7,183

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012:

				Three Months Ended June 30,
	Three Months Ended June 30,		Location of Gain	2013	2012
	2013	2012	(Loss) Reclassified	Amount of (Loss)	Amount of (Loss)
Cash Flow Hedges	Amount of Gain Recognized in OCI	Amount of (Loss) Recognized in OCI	from AOCI into Earnings	Reclassified from AOCI into Earnings	Reclassified from AOCI into Earnings
	(In thousands)			(In thousands)

Interest Rate Swaps	$1,583	$(2,770)	Interest Expense	$(528)	$(507)
	$1,583	$(2,770)		$(528)	$(507)

				Six Months Ended June 30,
	Six Months Ended June 30,		Location of Gain	2013	2012
	2013	2012	(Loss) Reclassified	Amount of (Loss)	Amount of (Loss)
Cash Flow Hedges	Amount of Gain Recognized in OCI	Amount of (Loss) Recognized in OCI	from AOCI into Earnings	Reclassified from AOCI into Earnings	Reclassified from AOCI into Earnings
	(In thousands)			(In thousands)

Interest Rate Swaps	$1,486	$(3,161)	Interest Expense	$(1,047)	$(1,000)
	$1,486	$(3,161)		$(1,047)	$(1,000)

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

NOTE 10                                    INCOME TAXES

Several of our subsidiaries are involved in a dispute with the IRS relating to years in which those subsidiaries were owned by General Growth Properties (“GGP”), and in connection therewith, GGP has provided us with an indemnity against certain potential tax liabilities. Pursuant to the Tax Matters Agreement, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the “Tax Indemnity”), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010 (“MPC Taxes”), in an amount up to $303.8 million, plus interest and penalties related to these amounts (the “Indemnity Cap”) so long as GGP controls the action in the United States Tax Court (the “Tax Court”) related to the dispute with the IRS as described below.  We recorded the Tax Indemnity receivable at the Indemnity Cap amount as of the spinoff date. The unrecognized tax benefits and related accrued interest recorded through June 30, 2013 are primarily related to the taxes that are the subject of the Tax Indemnity. We have recorded interest income receivable on the Tax Indemnity receivable in the amounts of $40.2 million and $36.4 million as of June 30, 2013 and December 31, 2012, respectively.

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

During the three and six months ended June 30, 2013, the reduction in tax indemnity receivable of $7.5 million and $9.4 million related to our utilization of tax assets that contractually limit the amount we can receive pursuant to the Tax Matters Agreement and changes to our deferred tax liability for the MPC Taxes.

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

Unrecognized tax benefits recorded pursuant to uncertain tax positions were $95.9 million as of June 30, 2013 and December 31, 2012, excluding interest, of which this entire amount would not impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $40.5 million and $36.6 million as of June 30, 2013 and December 31, 2012, respectively. We recognized an increase in interest expense related to the unrecognized tax benefits of $1.8 million and $3.9 million for the three and six months ended June 30, 2013, respectively. A significant amount of the unrecognized tax benefits recorded in the financial statements are related to the Tax Court litigation and are expected to be resolved within the next 12 months.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

NOTE 11              STOCK-BASED PLANS

Stock Options

Our stock based plans are described, and informational disclosures provided, in the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2012. The following table summarizes our stock option plan activity for the six months ended June 30, 2013:

	Stock Options	Weighted Average Exercise Price
Stock Options Outstanding at December 31, 2012	861,940	$59.17
Granted	72,100	92.54
Forfeited	(15,600)	59.63
Stock Options Outstanding at June 30, 2013	918,440	$61.78

Generally, options granted vest ratably over requisite service periods, expire ten years after the grant date and generally do not become exercisable until their restriction on exercise lapses after the five-year anniversary of the grant date.  In May 2013 certain key employees were granted options that vest after four years of service and half of such shares vest on a graduated scale based on total shareholder return in 2017.

Restricted Stock

During the second quarter of 2013, we granted 66,038 shares of restricted stock at a share price of $101.77. The restrictions on the shares lapse after four years of service and 50% of such shares vest on a graduated scale based on achieving certain stock price appreciation in 2017. In addition, 11,394 shares of restricted stock at a share price of $97.72 were awarded to certain non-employee directors as part of an annual retainer for their services during the second quarter of 2013.  Likewise, 13,033 of restricted stock shares at a share price of $60.15 were awarded during the second quarter of 2012. The restrictions on the shares granted in 2012 have lapsed and the restrictions on the shares granted in 2013 will generally lapse in the second quarter of 2014. As of June 30, 2013, there were 122,332 shares of restricted stock outstanding.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

NOTE 12                                    OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of Prepaid expenses and other assets.

	June 30,	December 31,
	2013	2012
	(In thousands)
Special Improvement District receivable	$39,644	$39,659
Tenant and other receivables	9,457	2,346
Federal income tax receivable	5,349	5,367
Prepaid expenses	3,947	4,757
Below-market ground leases	20,171	20,341
Condominium deposits	—	19,616
Security and escrow deposits	9,689	12,865
Above-market tenant leases	1,200	1,896
Uncertain tax position asset	14,165	12,801
In-place leases	10,517	11,516
Intangibles	3,714	3,714
Other	7,950	8,592
	$125,803	$143,470

The decrease of $19.6 million in condominium deposits as of June 30, 2013 compared to December 31, 2012 is due to the sale of our condominium rights.  The increase of $7.1 million in tenant and other receivables is primarily related to $2.0 million of lease incentives at Ward and a $4.5 million legal settlement at Riverwalk.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses.

	June 30,	December 31,
	2013	2012
	(In thousands)
Construction payable	$29,380	$17,501
Accounts payable and accrued expenses	53,737	39,634
Condominium deposits	—	19,616
Membership deposits	22,416	20,248
Above-market ground leases	2,510	2,590
Deferred gains/income	13,770	7,767
Accrued interest	2,316	2,425
Accrued real estate taxes	5,259	6,622
Tenant and other deposits	11,832	8,096
Insurance reserve	2,832	9,037
Accrued payroll and other employee liabilities	9,073	11,514
Interest rate swaps	4,281	7,183
Special assessment	2,868	2,868
Other	17,958	15,420
	$178,232	$170,521

The increase of $11.9 million in construction payable as of June 30, 2013 compared to December 31, 2012 is primarily due to construction and renovation activities at a number of properties under development. The decrease of $19.6 million in condominium deposits as of June 30, 2013 compared to December 31, 2012 is due to the sale of our condominium rights. The increase of $6.0 million in deferred gains/income is primarily due to increased land sales and the deferral of a portion of the income for post-sale land development obligations at our Summerlin MPC.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

NOTE 13                                    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes AOCI for the period indicated (amounts in thousands):

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)

Gains and Losses on Cash Flow Hedges

(In Thousands)

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
Balance as of April 1, 2013	$(9,567)	Balance as of January 1, 2013	$(9,575)
Other comprehensive income before reclassifications	1,266	Other comprehensive income before reclassifications	755
Amounts reclassified from accumulated other comprehensive income (loss)	528	Amounts reclassified from accumulated other comprehensive income (loss)	1,047
Net current-period other comprehensive income	1,794	Net current-period other comprehensive income	1,802
Balance as of June 30, 2013	$(7,773)	Balance as of June 30, 2013	$(7,773)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table summarizes the amounts reclassified out of AOCI for the period indicated (amounts in thousands):

Reclassifications out of Accumulated Other Comprehensive Income (Loss) (a)

(In Thousands)

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013	Affected line item in the Statement of Operations
Gains and losses on cash flow hedges
Interest rate swap contracts	$(458)	$(907)	Interest (expense)
	(70)	(140)	Provision for income taxes
Total reclassifications for the period	$(528)	(1,047)	Net of tax

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

We had outstanding letters of credit and surety bonds of $47.9 million and $49.3 million as of June 30, 2013 and December 31, 2012, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

See Note 10 — Income Taxes for additional contingencies related to our uncertain tax positions.

On June 27, 2013, the City of New York executed the amended and restated ground lease for South Street Seaport. The restated lease terms provide for annual fixed rent of $1.2 million starting July 1, 2013 with an expiration of December 30, 2072, including our option to extend. The annual rent escalates 3.0% compounded annually. In addition to the annual base rent of $1.2 million, we are required to make annual payments of $210,000 as additional rent through the term of the lease. The additional rent escalates annually at CPI. We are entitled to a total rent credit of $1.5 million, to be taken monthly over a 30 month period. Simultaneously with the execution of the lease, we executed a completion guaranty for the redevelopment of Pier 17. The completion guaranty requires us to perform certain obligations under the lease, including the commencement of construction by October 1, 2013 with a scheduled completion date of March 31, 2016.

In the fourth quarter of 2012, as a result of Superstorm Sandy, the Uplands portion of South Street Seaport suffered damage due to flooding, but the Pier 17 structure was not significantly damaged. Reconstruction efforts are ongoing and the property is only partially operating. We have received $6.0 million in insurance recoveries at South Street Seaport related to property damage recoveries through June 30, 2013. We believe that our insurance will cover substantially all of the cost of repairing the property and will also compensate us for any profits that have been lost as a result of the storm.

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

•      Strategic Developments — includes all properties held for development and redevelopment which have no substantial operations.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The assets included in each segment as of June 30, 2013, are contained in the following chart:

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

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income, corporate interest and depreciation expense, provision for income taxes, warrant liability gain (loss) and the reduction in tax indemnity receivable. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

Segment operating results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Master Planned Communities
Land sales	$66,021	$43,928	$113,247	$80,017
Builder price participation	2,426	1,528	3,701	2,341
Minimum rents	194	121	389	254
Other land revenues	3,830	3,531	6,632	7,016
Other rental and property revenues	—	19	—	35
Total revenues	72,471	49,127	123,969	89,663

Cost of sales - land	29,854	22,978	55,553	41,657
Land sales operations	8,359	8,269	15,312	17,173
Land sales real estate and business taxes	1,435	1,698	2,978	3,782
Depreciation and amortization	8	2	15	3
Interest income	(1)	(61)	(16)	(130)
Interest expense (*)	(3,646)	(3,657)	(9,606)	(7,071)
Total expenses	36,009	29,229	64,236	55,414
MPC EBT	36,462	19,898	59,733	34,249

Operating Assets
Minimum rents	19,756	20,222	38,267	38,744
Tenant recoveries	5,041	5,956	10,293	11,787
Resort and conference center revenues	11,270	11,970	22,374	21,626
Other rental and property revenues	6,612	6,240	10,045	10,965
Total revenues	42,679	44,388	80,979	83,122

Other property operating costs	16,552	14,594	31,517	28,421
Rental property real estate taxes	2,923	2,607	5,906	5,226
Rental property maintenance costs	2,032	1,885	3,688	3,725
Resort and conference center operations	7,680	7,371	15,156	14,785
Provision for doubtful accounts	277	174	706	149
Depreciation and amortization	6,398	5,672	12,516	10,529
Interest income	(44)	(41)	(90)	(86)
Interest expense	3,893	3,714	10,698	7,060
Equity in Earnings from Real Estate Affiliates	(363)	(446)	(3,096)	(3,122)
Total expenses	39,348	35,530	77,001	66,687
Operating Assets EBT	3,331	8,858	3,978	16,435

Strategic Developments
Minimum rents	184	234	404	476
Tenant recoveries	24	47	97	80
Condominium rights and unit sales	30,381	134	30,381	267
Other land revenues	—	—	—	32
Other rental and property revenues	1,313	9	1,313	62
Total revenues	31,902	424	32,195	917

Condominium rights and unit cost of sales	15,272	36	15,272	96
Condominium sales operations	—	13	—	71
Other property operating costs	782	441	1,337	952
Real estate taxes	436	564	1,210	1,783
Rental property maintenance costs	111	201	260	316
Provision for doubtful accounts	—	—	—	(104)
Depreciation and amortization	48	59	91	117
Interest expense *	(675)	180	(962)	254
Equity in Earnings from Real Estate Affiliates	(5,344)	—	(5,344)	—
Total expenses	10,630	1,494	11,864	3,485
Strategic Developments EBT	21,272	(1,070)	20,331	(2,568)
REP EBT	$61,065	$27,686	$84,042	$48,116

(*) Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets Segments.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNAUDITED

The following reconciles REP EBT to GAAP-basis net income (loss):

Reconciliation of REP EBT to GAAP-net	Three Months Ended June 30,		Six Months Ended June 30,
income (loss)	2013	2012	2013	2012
	(In thousands)		(In thousands)

REP EBT	$61,065	$27,686	$84,042	$48,116
General and administrative	(6,769)	(8,160)	(17,940)	(16,557)
Corporate interest income, net	1,594	2,277	4,304	4,499
Warrant liability gain (loss)	(111,200)	23,430	(144,227)	(98,421)
Provision for income taxes	(13,361)	(1,301)	(15,840)	(5,085)
Reduction in tax indemnity receivable	(7,499)	(8,782)	(9,403)	(8,782)
Corporate depreciation	(326)	(158)	(602)	(302)
Net income (loss)	$(76,496)	$34,992	$(99,666)	$(76,532)

The following reconciles segment revenue to GAAP-basis consolidated revenues:

Reconciliation of Segment Basis Revenues to	Three Months Ended June 30,		Six Months Ended June 30,
GAAP Revenues	2013	2012	2013	2012
	(In thousands)		(In thousands)

Master Planned Communities	$72,471	$49,127	$123,969	$89,663
Operating Assets	42,679	44,388	80,979	83,122
Strategic Developments	31,902	424	32,195	917
Total revenues	$147,052	$93,939	$237,143	$173,702

The assets by segment and the reconciliation of total segment assets to the total assets in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30,	December 31,
	2013	2012
	(In thousands)
Master Planned Communities	$1,816,675	$1,756,625
Operating Assets *	1,069,209	944,562
Strategic Developments	265,284	288,287
Total segment assets	3,151,168	2,989,474
Corporate and other **	453,428	513,568
Total assets	$3,604,596	$3,503,042

* Certain assets included in our Operating Asset segments are in various stages of redevelopment and are included in Developments on our condensed consolidated balance sheets.

** Assets included in Corporate and other consist primarily of the Tax indemnity receivable, including interest, and Cash and cash equivalents.

The increase in the Operating Assets segment’s asset balance as of June 30, 2013 of $125.0 million as compared to December 31, 2012 is primarily due to $50.8 million of total assets from 3 Waterway Square being reclassified from the Strategic Developments segment because it was placed in service. The decrease in the Corporate and other segment’s asset balance as of June 30, 2013 of $60.1 million as compared to December 31, 2012 is primarily due to increased real estate and property cash expenditures for our ongoing re-development and development projects within our Operating Assets and Strategic Developments segments.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes. All references to numbered Notes are to specific notes to our Condensed Consolidated Financial Statements included in this Quarterly Report.

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

There are several factors, many beyond our control, which could cause results to differ materially from our expectations. These risk factors are described in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and are incorporated herein by reference.  Any factor could, by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There may also be other factors that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report.  Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income, corporate interest and depreciation expense, provision for income taxes, warrant liability gain (loss) and the reduction in tax indemnity receivable. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.  A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 15 — Segments.

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

Operating Assets Net Operating Income

We believe that net operating income (“NOI”) is a useful supplemental measure of the performance of our Operating Assets because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs. We define NOI as revenues (rental income, tenant recoveries and other income) less expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI also excludes straight line rents and tenant incentives, net interest expense, depreciation, ground rent and other amortization expenses and equity in earnings from Real Estate Affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns.

Although we believe that NOI provides useful information to the investors about the performance of our Operating Assets, due to the exclusions noted above, NOI should only be used as an alternative measure of the financial performance of such assets and not as an alternative to GAAP net income (loss). For reference, and as an aid in understanding our computation of NOI, a reconciliation of NOI to REP EBT has been presented in the Operating Assets segment discussion below.

Results of Operations

Consolidated revenues for the three and six months ended June 30, 2013 increased $53.1 million and $63.4 million, respectively, compared to the corresponding periods in 2012, primarily due to higher revenues in our MPCs and Strategic Developments segments. MPC segment land sale revenues increased $22.1 million and $33.2 million for the three and six months ended June 30, 2013, respectively, due to the higher demand for our residential superpad sites in Summerlin and lots in The Woodlands. Strategic Developments revenue increased $31.5 million and $31.3 million for the three and six months ended June 30, 2013 due to the sale of our ONE Ala Moana condominium rights in the second quarter.

The net loss attributable to common stockholders was $76.6 million, or $1.94 loss per diluted share, for the three months ended June 30, 2013 as compared to a net income attributable to common stockholders of $34.3 million, or $0.27 earnings per diluted share, for the corresponding period in 2012. The $110.9 million lower net income for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily due to a warrant liability loss of $111.2 million for the three months ended June 30, 2013 compared to a warrant liability gain of $23.4 million for the corresponding period in 2012. In addition, the decrease in net income was caused by higher income tax provision of $12.1 million and lower earnings from our Operating Assets segment of $5.5 million partially offset by higher MPC and Strategic Developments segment earnings of $16.6 million and $22.3 million, respectively, lower general and administrative expenses of $1.4 million and a lower reduction in the tax indemnity receivable of $1.3 million compared to the same period in 2012.

The net loss attributable to common stockholders was $99.7 million, or $2.53 loss per diluted share, for the six months ended June 30, 2013 as compared to a net loss attributable to common stockholders of $78.0 million, or $2.06 loss per diluted share, for the corresponding period in 2012. The $21.7 million increase in net loss for 2013 as compared to 2012 was primarily due to a higher warrant liability loss of $45.8 million, lower earnings from our Operating Assets segment of $12.5 million, a higher income tax provision of $10.8 million and higher general and administrative expense of $1.4 million partially offset by higher MPC and Strategic Developments segment earnings of $25.5 million and $22.9 million, respectively, and lower income attributable to our noncontrolling interest of $1.4 million.

Segment Operations

Please refer to Note 15 - Segments for additional information including reconciliations of our segment basis results to generally accepted accounting principles (“GAAP”) basis results.

Master Planned Communities Segment

MPC revenues vary between periods based on economic conditions and several factors such as, but not limited to, location, development density and commercial or residential use. Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for our pads sites and lots; therefore, we use this statistic in the discussion of our MPCs below. Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition and development costs less adjustments for previous impairment charges. Development expenditures are capitalized and generally not reflected in the Condensed Consolidated Statements of Operations in the current year.

MPC sales data for the three months ended June 30, 2013 and 2012 is summarized as follows:

	Land Sales		Acres Sold		Number of Lots/Units		Price per Acre		Price per Lot
	Three Months ended June 30,
($ in thousands)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Columbia
Residential
Townhomes	$—	$2,233	—	0.7	—	15	$—	$—	$—	$149
	—	2,233	—	0.7	—	15	—	—	—	149

Bridgeland
Residential
Single family - detached	1,869	5,669	6.0	21.6	28	111	312	262	67	51
	1,869	5,669	6.0	21.6	28	111	312	262	67	51

Summerlin
Residential
Single family - detached	2,086	6,536	2.7	9.5	25	66	773	688	83	99
Custom lots	1,733	2,456	1.7	3.4	4	6	1,019	722	433	409
Superpad sites	20,434	3,706	55.2	16.5	272	84	370	225	75	44
Commercial
Retail	—	784	—	1.0	—	—	—	784	—	—
	24,253	13,482	59.6	30.4	301	156	407	443	81	81

The Woodlands
Residential
Single family - detached	40,581	14,527	65.4	40.5	241	161	621	359	168	90
Single family - attached	872	—	2.1	—	22	—	415	—	40	—
Commercial
Office and other	—	5,106	—	10.4	—	—	—	491	—	—
Retail	—	1,250	—	1.2	—	—	—	1,042	—	—
Other	135	50	0.7	0.8	—	—	193	63	—	—
	41,588	20,933	68.2	52.9	263	161	610	396	158	90
Total acreage sales revenue	67,710	42,317	133.8	105.6	592	443
Deferred revenue	(6,055)	(77)
Special Improvement District revenue	4,366	1,688
Total segment land sale revenues	$66,021	$43,928

MPC sales data for the six months ended June 30, 2013 and 2012 is summarized as follows:

	Land Sales		Acres Sold		Number of Lots/Units		Price per Acre		Price per Lot
	Six Months ended June 30,
($ in thousands)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Columbia
Residential
Townhomes	$—	$4,156	—	1.2	—	28	$—	$—	$—	$148
	—	4,156	—	1.2	—	28	—	—	—	148

Bridgeland
Residential
Single family - detached	5,458	11,014	18.0	41.5	80	209	303	266	68	53
	5,458	11,014	18.0	41.5	80	209	303	266	68	53

Summerlin
Residential
Single family - detached	8,185	7,744	11.1	11.3	88	80	737	685	93	97
Custom lots	2,740	3,246	2.9	4.1	6	8	945	792	457	406
Superpad sites	41,509	8,816	143.0	39.2	673	179	290	225	62	49
Commercial
Retail	—	784	—	1.0	—	—	—	784	—	—
Not-for-profit	—	—	—	—	—	—	—	—	—	—
	52,434	20,590	157.0	55.6	767	267	334	370	68	74

The Woodlands
Residential
Single family - detached	52,812	35,562	90.6	98.7	353	363	583	360	150	98
Single family - attached	1,574	—	3.8	—	40	—	414	—	39	—
Commercial
Office and other	—	5,106	—	10.4	—	—	—	491	—	—
Retail	—	1,250	—	1.2	—	—	—	1,042	—	—
Other	135	50	0.7	0.8	—	—	193	63	—	—
	54,521	41,968	95.1	111.1	393	363	573	378	138	98
Total acreage sales revenue	112,413	77,728	270.1	209.4	1,240	867
Deferred revenue	(7,659)	(820)
Special Improvement District revenue	8,493	3,109
Total segment land sale revenues	$113,247	$80,017

MPC segment land sales increased 50.3%, or $22.1 million, to $66.0 million for the three months ended June 30, 2013, and increased 41.5%, or $33.2 million to $113.2 million for the six months ended June 30, 2013, as compared to $43.9 million and $80.0 million for the same periods in 2012. Land sales for the three months ending June 30, 2013, including Special Improvement District (“SID”) assumptions and reimbursements and deferred revenue adjustments, increased at Summerlin and The Woodlands by 78.1%, or $28.1 million to $64.2 million, partially offset by a decrease of $6.0 million in land sales at Bridgeland and Columbia. Residential land sales for the six months ended June 30, 2013, including SID assumptions and reimbursements and deferred revenue adjustments, increased at Summerlin and The Woodlands by 66.2%, or $42.9 million to $107.8 million, partially offset by a decrease of $9.7 million in land sales at Bridgeland and Columbia. The increase in residential land sales is primarily due to strong homebuilder demand for superpad sites at Summerlin and the closing of sales of 267 high priced auction lots in The Woodlands.

For large MPCs such as ours, sales prices on a per lot basis and per acre basis generally increase as the size of the developed lot grows. This is because smaller lots are more commodity-like and larger lots may have more unique features. The average homebuyer finds more competition for new and resale homes on the lower end of the price range in the broader residential market. As lot sizes and prices increase, the number of potential customers and developers decreases. Barring a softening in market conditions, when a MPC reaches the level whereby land is scarce, pricing begins to escalate markedly on a per lot and per acre basis due to a scarcity premium resulting from the market’s realization that new home site inventory will be depleted.

The Woodlands and Bridgeland MPCs

The Woodlands land sales increased 98.7%, or $20.7 million, to $41.6 million and increased 29.9%, or $12.5 million to $54.5 million, for the three and six months ended June 30, 2013, respectively, compared to $20.9 million and $42.0 million for the corresponding periods in 2012 due to the higher number of lots sold at significantly higher prices. The increase in the number of lots sold for both the three and six months ended June 30, 2013, primarily relates to 215 lot closings from lot auctions conducted at the end of 2012 and in 2013 representing $36.9 million of  revenue in the second quarter of 2013. In the second quarter of 2013, one of the builders accelerated their lot takedown by 40 lots, which provided additional revenues of $10.0 million.  Per the auction contract, these lots were scheduled to be spread out equally and close on a quarterly basis starting in the second quarter of 2013 through the fourth quarter of 2014.

In the third quarter 2012, we modified our sales program to an auction process that generated a substantial increase in average lot prices. Since August 2012, The Woodlands has auctioned 858 lots through June 30, 2013. In 2012, 298 of these lots closed providing $38.5 million of revenues. For the six month ended June 30, 2013, another 267 of these lots have closed representing $43.6 million of revenues. The remaining 293 lots are projected to close over the next three years for $49.7 million. 93 lots are projected to close prior to the end of 2013 representing $12.6 million of revenues. Three auctions have occurred to date with lot prices increasing significantly at each auction. The third auction generated an aggregate price increase of approximately 98% as compared to selling prices prior to the implementation of the auction program in 2012.

Bridgeland’s land sales decreased $3.8 million to $1.9 million for the three months ended June 30, 2013 and decreased $5.6 million to $5.5 million for the six months ended June 30, 2013, compared to $5.7 million and $11.0 million for the corresponding periods in 2012. The decrease in lot sales revenues in both the three and six months ended June 30, 2013, as compared to the same periods in 2012 relates primarily to the availability of lot inventory. Bridgeland’s inventory levels are low due to pending permits from the U.S. Army Corps of Engineers (“USACE”).  We are pursuing a wetland permit from the USACE to build on 806 acres of land and reasonably believe that we will receive the permit before year end. Bridgeland had 42 lots in inventory as of June 30, 2013, and until the permit is received, finished lot inventory production will slow dramatically. We expect lot sales at Bridgeland to decrease significantly for the second half of 2013 as compared to 2012, and production could continue to be slow beyond that period if receipt of the permit is delayed further.

The average price per acre at Bridgeland increased 19.1% to $312,000 per acre for the second quarter of 2013, as compared to $262,000 per acre in the second quarter of 2012. The average lot price in the second quarter of 2013 increased to $67,000 as compared to $51,000 in the second quarter of 2012. This 31.4% increase resulted from increases in lot pricing during 2012 and more higher end lots sold. Due to decreased inventory levels, we sold fewer lower priced lots in the second quarter of 2013 as compared to the second quarter of 2012.

The Houston, Texas area continues to benefit from a strong energy sector.  Additionally, we expect the construction of the Grand Parkway to positively impact the surrounding areas. The Grand Parkway is an approximate 180-mile circumferential highway traversing seven counties and encircling the Greater Houston region. Construction of Segment E (from IH 10 to US 290) of the Grand Parkway should be completed by late 2013 or early 2014, and segments F1 (from US 290 to SH 249) and F2 (from SH 249 to IH 45) are scheduled for completion in early 2015, both of which will have a positive impact on travel patterns for residents living in The Woodlands and Bridgeland. In addition, the Grand Parkway was instrumental in ExxonMobil’s decision to relocate and construct a large corporate campus on a 385-acre site just south of The Woodlands. The site is expected to include approximately 20 buildings, representing three million square feet of space, and is one of the largest construction projects currently under way in the U.S. ExxonMobil expects to begin relocating employees to this new location starting in early 2014 and ending in 2015. Upon completion of the relocation, ExxonMobil projects approximately 10,000 employees will work at the new campus, of which approximately 2,000 workers will relocate from out of state. We believe that the direct and indirect jobs related to this relocation will positively impact The Woodlands and Bridgeland due to increased housing demand, as well as commercial space needs for companies servicing ExxonMobil.

Summerlin MPC

Summerlin’s land sales increased 79.9%, or $10.8 million, to $24.3 million for the three months ended June 30, 2013, and increased 154.7%, or $31.8 million to $52.4 million for the six months ended June 30, 2013, compared to $13.5 million and $20.6 million for the corresponding periods in 2012 primarily due to significantly higher sales of superpad sites in terms of volume and price per acre. Superpad sites are locations where major utilities (water, sewer and drainage) and roads are constructed to the edge of the property and the homebuilder completes the on-site utilities and roads providing finished lots. The average price per acre for superpads increased 64.4% to $370,000 for the second quarter 2013 compared to the second quarter 2012. The increase is caused primarily by a scarcity of attractive developable residential land in the market and improving new housing demand.

Builder activity continues to improve in Summerlin with 179 new home sales during the second quarter of 2013, which is a 34.6% increase as compared to the 133 new home sales in the second quarter of 2012. Inventory levels for both the new home segment and the resale market continue to decline, resulting in improved home pricing, which we believe will translate to higher per acre land prices through the remainder of 2013. As new home prices increase, we also earn higher price participation fees from the homebuilders and the value of our land inventory also increases. As of June 30, 2013, Summerlin had 710 residential lots under contract representing approximately $79.6 million of sales, of which $51.5 million are scheduled to close in 2013.

Total revenues and expenses for the MPC segment are summarized as follows:

Master Planned Communities Revenues and Expenses  (*)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Land sales	$66,021	$43,928	$113,247	$80,017
Builder price participation	2,426	1,528	3,701	2,341
Other land revenues and minimum rents	4,024	3,671	7,021	7,305
Total revenues	72,471	49,127	123,969	89,663

Cost of sales - land	29,854	22,978	55,553	41,657
Land sales operations	9,794	9,967	18,290	20,955
Depreciation and amortization	8	2	15	3
Interest expense, net	(3,647)	(3,718)	(9,622)	(7,201)
Total expenses	36,009	29,229	64,236	55,414
MPC REP EBT	$36,462	$19,898	$59,733	$34,249

(*)  For a detailed breakdown of our MPC segment EBT, please refer to Note 15 - Segments of our Condensed Consolidated Financial Statements.

Builder price participation represents the contractual percentage we collect from builder home sales to homebuyers. Builder price participation increased $0.9 million and $1.4 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily due to increased home closings at Summerlin and The Woodlands.

Other land revenues for the three months ended June 30, 2013 increased $0.4 million and for the six months ended June 30, 2013 decreased by $0.3 million, as compared to the three and six months ended June 30, 2012. The primary reason for the increase in the second quarter was due to a change of land use fee collected in Summerlin while the year-to-date decrease was due to lower easement fee revenues in The Woodlands. The contract that provided easement fees in The Woodlands expired in June 2012.

The cost of sales - land increased $6.9 million and $13.9 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily due to higher land sales revenue at Summerlin and The Woodlands. Our total land sales gross margins, which include builder price participation, increased to 56.4% and 52.5% for the three and six months ended June 30, 2013, respectively, as compared to 49.5% and 49.4%, respectively, for the same periods in 2012. The increase in gross margin relates primarily to the mix of higher revenues at The Woodlands which has a lower cost of sales than Summerlin.

Land sales operations decreased $0.2 million and $2.7 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The majority of this decrease relates to reduced advertising and marketing costs, commissions and real estate taxes.  There were no office or retail land sales in the second quarter of 2013, which resulted in lower commissions and selling expenses. In addition, we reduced advertising and marketing expenses as a result of co-branding The Woodlands and Bridgeland.

Interest expense, net reflects the amount of interest that is capitalized at the project level. The increase for the six months ended June 30, 2013, as compared to the same period in 2012, is related to a higher qualified asset base and increased debt levels which resulted in increased capitalized interest.

In addition to REP EBT for the MPCs, we believe that certain investors measure the value of the assets in this segment based on their annual contribution to liquidity and capital available for investment. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 15 - Segments. The following table sets forth the MPC Net Contribution for the three and six months ended June 30, 2013 and 2012. MPC Net Contribution is defined as MPC REP EBT, plus MPC cost of sales and depreciation and amortization reduced by MPC development and acquisition expenditures.

MPC Net Contribution

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
MPC REP EBT (*)	$36,462	$19,898	$59,733	$34,249
Plus:
Cost of sales - land	29,854	22,978	55,553	41,657
Depreciation and amortization	8	2	15	3
Less:
MPC land/residential development and acquisitions expenditures	36,289	22,951	67,484	47,235
MPC Net Contribution	$30,035	$19,927	$47,817	$28,674

(*)  For a detailed breakdown of our MPC segment EBT, please refer to Note 15 - Segments of our Condensed Consolidated Financial Statements.

The MPC Net Contribution increased by $10.1 million and $19.1 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The increase in MPC Net Contribution was primarily attributable to increased land sales at Summerlin and The Woodlands, and SID assumptions and reimbursements at Summerlin, partially offset by increased development expenditures at Bridgeland, Summerlin and The Woodlands. MPC land and residential development expenditures consist primarily of land development costs, such as water, sewer, drainage and paving. Bridgeland’s land development costs include the expansion of a regional sewer treatment plant and construction of an elevated water storage tank, while the higher development expenditures at Summerlin and The Woodlands include the costs to deliver lot inventory necessary for future sales.

Operating Assets Segment

These assets typically generate rental revenues sufficient to cover their operating costs, and variances between years in net operating income typically result from changes in rental rates, occupancy, tenant mix and operating expenses. We view NOI as an important measure of the operating performance of our Operating Assets.

Operating Assets NOI and REP EBT

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Retail
Ward Centers	$5,883	$5,555	$11,862	$11,119
South Street Seaport (a)	(1,776)	1,749	(3,437)	2,207
Rio West Mall	292	330	638	730
Landmark Mall	251	234	394	509
Riverwalk Marketplace (b)	(338)	315	(771)	479
Cottonwood Square	143	110	243	223
Park West	281	222	564	488
20/25 Waterway Avenue (c)	276	396	590	835
Waterway Garage Retail	84	7	71	10
Total Retail	5,096	8,918	10,154	16,600
Office
110 N. Wacker	1,508	1,507	3,004	3,037
Columbia Office Properties	271	695	663	1,105
70 Columbia Corporate Center (d)	91	—	143	—
3 Waterway Square (e)	71	—	71	—
4 Waterway Square	1,372	1,607	2,973	2,662
9303 New Trails	452	571	929	960
1400 Woodloch Forest	287	444	669	819
2201 Lake Woodlands Drive	(73)	(2)	(31)	(2)
Total Office	3,979	4,822	8,421	8,581

Millennium Waterway Apartments (f)	1,181	260	2,377	260
The Woodlands Resort and Conference Center	3,590	4,599	7,218	6,841
Total Retail, Office, Multi-family, Resort and Conference Center	13,846	18,599	28,170	32,282

The Club at Carlton Woods	(497)	(1,294)	(1,615)	(2,302)
The Woodlands Parking Garages	(240)	(238)	(404)	(493)
The Woodlands Ground Leases	121	92	224	191
Other Properties	(67)	391	(131)	721
Total Other	(683)	(1,049)	(1,926)	(1,883)
Total Operating Assets NOI - Consolidated	13,163	17,550	26,244	30,399

Straight-line lease and incentives amortization	444	207	267	417
Depreciation and amortization	(6,398)	(5,672)	(12,516)	(10,529)
Write-off of lease intangibles and other	(392)	—	(2,505)	—
Equity in earnings from Real Estate Affiliates	363	446	3,096	3,122
Interest expense, net	(3,849)	(3,673)	(10,608)	(6,974)
Total Operating Assets REP EBT (g)	$3,331	$8,858	$3,978	$16,435

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Operating Assets NOI - Equity and Cost Method Investments
Millennium Waterway Apartments (f)	$—	$734	$—	$1,768
Woodlands Sarofim # 1	332	190	649	476
Stewart Title	667	536	1,066	669
Forest View/Timbermill Apartments (h)	—	88	—	582
Total NOI - equity investees	999	1,548	1,715	3,495

Adjustments to NOI (i)	(36)	(517)	(69)	(1,452)
Equity Method Investments REP EBT	963	1,031	1,646	2,043
Less: Joint Venture Partner’s Share of REP EBT	(600)	(585)	(1,053)	(1,297)
Equity in earnings from Real Estate Affiliates	363	446	593	746

Distributions from Summerlin Hospital Investment	—	—	2,503	2,376
Segment equity in earnings from Real Estate Affiliates	$363	$446	$3,096	$3,122

Company’s Share of Equity Method Investments NOI
Millennium Waterway Apartments (f)	$—	$613	$—	$1,477
Woodlands Sarofim # 1	66	38	130	95
Stewart Title	334	268	533	335
Forest View/Timbermill Apartments (h)	—	44	—	291
Total NOI - equity investees	$400	$963	$663	$2,198

Company’s Share of Equity Method Investments Debt and Cash

	Economic	June 30, 2013
	Ownership	Debt	Cash
		(In thousands)
Woodlands Sarofim #1	20.00%	$6,692	$587
Stewart Title	50.00%	—	1,045
Summerlin Las Vegas Baseball Club	50.00%	––	398

(a)         Superstorm Sandy negatively impacted South Street Seaport NOI by approximately $(3.5) million and $(5.6) million for the three and six months ended June 30, 2013, respectively.

(b)         Riverwalk Marketplace NOI was negatively impacted by vacating tenants for redevelopment. Redevelopment began in the second quarter of 2013.

(c)          The NOI decrease for the three and six months ended June 30, 2013, as compared to 2012 was primarily attributable to a vacancy resulting from a tenant lease termination. We have executed a new lease for a replacement tenant who will take possession of the space in the third quarter of 2013.

(d)         70 Columbia Corporate Center was 94.7% leased as of August 7, 2013 and is expected to generate approximately $2.9 million of annual NOI by 2015 when tenants have taken occupancy and free-rent periods conclude.

(e)          3 Waterway Square was completed in June 2013 and was 97% leased as of August 7, 2013. Stabilized annual NOI based on in-place leases is approximately $6.0 million.

(f)           On May 31, 2012, we acquired our partner’s interest in the 393-unit Millennium Waterway Apartments. NOI for periods prior to June 1, 2012 are reported in the Operating Assets NOI - Equity and Cost Method Investment table.

(g)          For a detailed breakdown of our Operating Asset segment REP EBT, please refer to Note 15 - Segments in the Condensed Consolidated Financial Statements.

(h)         On April 19, 2012, the joint ventures owning the Forest View and Timbermill Apartments completed their sale to a third party. Our share of the distributable cash after repayment of debt and transaction expenses was $8.6 million.

(i)             Adjustments to NOI include straight-line and market lease amortization, depreciation and amortization and non-real estate taxes.

Reconciliation of  Operating Assets Segment Equity in Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Segment Equity in Earnings from Real Estate Affiliates	$363	$446	$3,096	$3,122
Less: Equity Method Investments Share of REP EBT	(363)	(446)	(593)	(746)
Cost Basis Investments and dividends	—	—	2,503	2,376

Add HHC Equity Method investments:
Forest View/ Timbermill Apartments	—	2	—	4
Millennium Waterway Apartments	—	185	—	406
Stewart Title (title company)	326	257	517	316
Woodlands Sarofim #1	37	2	76	20
Equity in Earnings from Real Estate Affiliates	$363	$446	$3,096	$3,122

Retail Properties

Retail NOI for the three months ended June 30, 2013 decreased $3.8 million to $5.1 million as compared to $8.9 million for the same period in 2012. Retail NOI for the six months ended June 30, 2013 decreased $6.4 million to $10.2 million as compared to $16.6 million for the same period in 2012. Both decreases for the three and six months ended June 30, 2013, include the negative impact from Superstorm Sandy of $3.5 million and $5.6 million, respectively, on South Street Seaport’s NOI and the negative impact from vacating Riverwalk Marketplace for redevelopment of $0.7 million and $1.3 million, respectively, in advance of construction which began in June 2013.

For the six months ended June 30, 2013, we executed 97 leases for a total of 310,882 square feet and average starting rents of $22.10 per square foot. Of the executed leases, 132,584 square feet represent pre-leased space under development with average starting rents of $30.84 per square foot. The pre-leases have total tenant improvement commitments of $7.9 million, or $64.65 per square foot and total leasing commissions of $0.3 million, or $17.27 per square foot. In addition, 150,996 square feet represent comparable leases whereby the square footage was tenant occupied within 12 months prior to the executed agreement. The executed comparable leases represent an increase in cash rents of 11% over previous rents. The remaining 27,302 square feet represent non-comparable leases and are associated with space which was previously vacant. The comparable and non-comparable leases have total tenant improvement commitments of $0.8 million, or $20.52 per square foot, and total leasing commissions of $0.2 million, or $15.45 per square foot. The minimal amount of leasing commissions paid relative to the total executed leased space is reflective of the success of our internal leasing efforts.

Ward Centers

Ward Centers NOI increased $0.3 million to $5.9 million and $0.7 million to $11.9 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily due to the commencement of the TJ Maxx lease in May 2012. In April 2013, Bed Bath & Beyond took possession of approximately 30,000 square feet of space which will provide an additional $0.8 million in annual NOI.

During 2012, we substantially completed Phase One of The Ward Village Shops consisting of approximately 70,000 square feet at a total cost of $32.1 million. The 36,000 square foot upper level with a cost of $20.5 million was placed in service in May 2012 when the TJ Maxx lease commenced. In the second quarter of 2013, we completed the remaining 34,000 square feet, with a cost of $11.6 million.

On July 25, 2012, we announced the development of Phase Two of Ward Village Shops, a 57,000 square foot,    two-story retail center.  Construction began in the third quarter of 2012 and remains on schedule for an expected opening in the fall of 2013. We expect to invest approximately $26.2 million in this project of which $17.6 million of costs have been incurred as of June 30, 2013. Pier 1 Imports and Nordstrom Rack have executed leases to occupy 100% of this retail center and are relocating from their current locations within Ward Centers. The original Pier 1 Imports location is the site of one of the first two planned market-rate condominium towers for which we expect to launch pre-sales by the end of 2013. Pier 1 Imports and Nordstrom Rack are expected to contribute an incremental $1.0 million of combined annual NOI when they take possession in late 2013.

In October 2012, we announced plans to transform Ward Centers into Ward Village, a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among dynamic open public spaces and pedestrian-friendly streets. Our master plan development agreement with the Hawaii Community Development Authority (“HCDA”) allows for up to 9.3 million square feet, including up to 7.6 million square feet of residential (4,000 units which are initially estimated to average approximately 1,500 square feet per unit), and up to 1.7 million square feet of retail, office, commercial and other uses. Full build-out is estimated to take over 15 years, but will ultimately depend on market absorption and many other factors that are difficult to estimate.

The first phase of the master plan includes the renovation of the IBM Building and the development of approximately 500 condominium units, in two mixed-use residential towers and development of one other tower with workforce residential units having sales prices lower than market rate. This phase is projected for completion in 2016.

During the first quarter of 2013, we began redevelopment of the IBM Building into a world-class information center and residential sales gallery for the entire project. The building renovation is on schedule for completion by the end of 2013, with an anticipated investment of $24.4 million. Approximately $7.7 million has been incurred on this project as of June 30, 2013.

Development permit applications and detailed plans for the three residential towers have been submitted to the HCDA. We are planning for HCDA approval during the third quarter of 2013, which allows us to submit Condominium Documents to the Hawaii Real Estate Commission. We anticipate that we will receive the Real Estate Commission’s approval in the fourth quarter of 2013. We expect to launch pre-sales by the end of 2013. We have incurred pre-development costs of $6.9 million as of June 30, 2013.

South Street Seaport

In the fourth quarter 2012, as a result of Superstorm Sandy, the Uplands portion of South Street Seaport (areas excluding Pier 17) suffered damage due to flooding, but the Pier 17 structure was not significantly damaged. The operating losses at South Street Seaport during the three and six months ended June 30, 2013 were $1.8 million and $3.4 million, respectively. These operating losses were primarily due to lower revenues of $3.1 million and $6.1 million, respectively, mainly due to a majority of the leasable space being untenantable due to the storm.  Reconstruction efforts are ongoing and the property is only partially operating. During the second quarter of 2013, we launched the SEE/CHANGE marketing campaign to re-brand South Street Seaport. SEE/CHANGE campaign is accompanied by an extraordinary summer program to re-energize the Seaport by activating the Uplands public areas with unique food and beverage operations, pop-up retail in shipping containers, art installations, and a stage/screen and lawn area for outdoor films and concerts.

We believe that our insurance will cover substantially all of the cost of repairing the property and will also compensate us for any revenue that has been lost as a result of the storm.

In June 2013, the City of New York executed the amended and restated ground lease for South Street Seaport, which was the final step necessary for the commencement of the renovation and reconstruction of the existing Pier 17 Building (“Renovation Project”). Per our prior agreement with the New York City Council, we postponed the commencement of construction until October 1, 2013 allowing merchants struggling in the aftermath of Superstorm Sandy to remain in business through the summer.  The Renovation Project will  increase the leasable area of Pier 17 to approximately 195,000 square feet and features a complete transformation of the Pier 17 building, including a vibrant, open rooftop with 40% more open space, upscale retail, outdoor entertainment venues and a dynamic food market. We are currently finalizing the development budget, completing pre-development efforts, pursuing potential tenants and securing financing. Also, during the second quarter of 2013, we named RKF as exclusive leasing consultant for the leasing of South Street Seaport Pier 17. As of June 30, 2013, we have incurred $14.3 million of costs related to this project.

Riverwalk Marketplace

The $0.7 million and $1.3 million NOI decrease for the three and six months ended June 30, 2013, respectively, as compared to 2012 was primarily attributable to vacating tenants in advance of the commencement of construction in June 2013 to transform the property into The Outlet Collection at Riverwalk, an upscale outlet center.  The Outlet Collection at Riverwalk will be the nation’s first outlet center located in the downtown of a major city. The redevelopment will feature a tenant mix of top national retailers with established outlet stores, local retailers and several dining and entertainment options. We plan to  expand the current leasable area by approximately 50,000 square feet to 250,000 square feet.  Approximately 83% of the space has been pre-leased as of August 7, 2013. The estimated project budget is approximately $82 million (exclusive of our land value) with an expected opening date in 2014. We have incurred $8.3 million of costs on this project as of June 30, 2013 and expect to close on construction financing in the third quarter 2013.

Landmark Mall

During the first quarter of 2013, we reached an agreement with Lord & Taylor for the early termination of its leasehold interest, and during the second quarter of 2013, we received unanimous rezoning approval from the Alexandria City Council for the redevelopment of Landmark Mall. In addition, the redevelopment is subject to the approval of Sears and Macy’s. We expect to transform this 11-acre site into an open-air community with retail, residential and entertainment components designed to create an urban village on the west end of Alexandria, Virgina.  The 750,000 square foot redevelopment will include 285,000 square feet of retail, up to 400 residential units and an upscale dine-in movie theater. Sears and Macy’s will continue to anchor the property. We have submitted a development permit application and anticipate approval later in 2013. We expect construction to begin in 2014 with an anticipated completion of the first phase in Spring 2016.  As of June 30, 2013, we have incurred $12.9 million of costs, of which $6.2 million was paid, related to this project including termination of the anchor lease.

Office Properties

All of the office properties listed in the NOI schedule, except for 110 N. Wacker, the Columbia Office Properties and 70 CCC are located in The Woodlands. Leases related to our office properties, except those located in Columbia, Maryland, are generally triple net leases. Triple net leases typically require tenants to pay their pro-rata share of certain property operating costs, such as real estate taxes, utilities and insurance.

Office property NOI decreased $0.8 million and was flat during the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  NOI for the three months ended for 4 Waterway Square, 9303 New Trails and 1400 Woodloch Forest was negatively impacted by $(0.5) million due to overbillings of tenant recoveries in the prior year which were credited to the tenants in the current year as part of the annual operating expense reconciliation. NOI for the Columbia Office Properties decreased for the three and six months ended June 30, 2013 primarily due to the relocation of a major tenant to 70 Columbia Corporate Center from the Columbia Office Properties.

For the six months ended June 30, 2013, we executed 13 leases for a total of 140,211 square feet and average starting rents of $25.71 per square foot. Of the executed leases, 64,720 square feet represent pre-leased space under development with average starting rents of $25.82 per square foot. The pre-leases have total tenant improvement commitments of $3.8 million, or $58.22 per square foot and total leasing commissions of $1.1 million, or $19.31 per square foot. In addition, 11,506 square feet represent comparable leases whereby the square footage was tenant occupied within 12 months prior to the executed agreement. The executed comparable leases represent an increase in cash rents of 7% over previous rents. The remaining 63,985 square feet represent non-comparable leases and are associated with space which was previously vacant. The comparable and non-comparable leases have total tenant improvement commitments of $3.1 million, or $42.24 per square foot, and total leasing commissions of $1.0 million, or $12.67 per square foot.

During June of 2013, we substantially completed the construction of 3 Waterway Square, an 11-story, 232,000 square foot Class A office building. The building is 97% leased. We expect the property to reach stabilized annual NOI of $6.0 million by 2014. Total project costs incurred to-date for this building are $43.3 million (exclusive of land value) of which $3.8 million represents prepaid leasing costs. Total budgeted costs for this project are $51.4 million (exclusive of land value). We expect an additional $8.1 million in project costs will be incurred to complete construction. On August 2, 2013, we refinanced the $43.3 million non-recourse construction loan with a $52.0 million non-recourse mortgage at 3.94% maturing in August 2028.

On August 15, 2012, we acquired 70 CCC, a 167,513 square foot Class A office building located in Columbia, Maryland. In February 2013, we executed a lease for 63,640 square feet that will increase occupancy to approximately 94.7% when the tenant takes possession and annual NOI is expected to increase to approximately $2.9 million by 2015.

In 2012, we entered into agreements with Whole Foods Market, Inc. and The Columbia Association to lease the majority of the approximately 89,000 square foot Columbia Regional Building. In March 2013, we began a complete restoration and redevelopment of the building, which we believe will serve as a catalyst for future development in the Columbia Town Center. We anticipate completion of the renovation during the fourth quarter of 2014. Also, in March of 2013, we closed on a $23.0 million construction loan bearing interest at LIBOR plus 2.0% with a final maturity date of March 15, 2018. Budgeted construction costs are approximately $24.6 million (exclusive of land). Costs incurred to date are approximately $5.3 million (excluding our existing building and land basis). We expect to reach annual NOI of $2.1 million in the second quarter of 2015.

Multi-family

On May 31, 2012, we acquired our partner’s interest in Millennium Waterway Apartments at a negotiated $72.0 million valuation of the property and consolidated the asset after the purchase.  This property is a stabilized Class A multi-family property located in The Woodlands Town Center. The property is 92.6% occupied as of August 7, 2013 and when stabilized is expected to generate annual NOI of approximately $4.9 million. In conjunction with this acquisition, we entered into a joint venture agreement with our partner to construct a 314-unit Class A multi-family property as more fully discussed under our Strategic Developments segment.

The Woodlands Resort and Conference Center

The Woodlands Resort and Conference Center NOI of $3.6 million for the three months ended June 30, 2013, decreased $1.0 million compared to $4.6 million for the second quarter 2012 due to lower group business caused by the renovation project.  NOI increased $0.4 million  to $7.2 million for the six months ended June 30, 2013, compared to the same period in 2012, primarily due to an increase in room rate to $197.91 from $191.27, or 3.5%, and an increase in revenue per available room (“RevPAR”) to $123.98 from $121.50, or 2.0%. Increased business activity and strong local economic conditions at The Woodlands and surrounding areas, along with strong yield management, resulted in increased room rates. During the first quarter of 2013, we announced the expansion and redevelopment of The Woodlands Resort and Conference Center.  Construction continued on pace through the second quarter and the redevelopment is slated for completion during the summer of 2014. The renovation will encompass 222 existing guest rooms, the replacement of 218 rooms with a new wing consisting of 184 guest rooms and suites, a new lobby, an update of the 13,000 square foot spa facility, the revitalization of 60,000 square feet of meeting and event facilities, and the development of a 1,000 linear foot lazy river. Additionally, during the first quarter of 2013, we closed on a $95.0 million non-recourse mortgage bearing interest at LIBOR plus 3.5% and having an initial maturity date of February 8, 2016 with three, one-year extensions at our option. The mortgage refinanced the existing $36.1 million mortgage and will provide the majority of the funding for this redevelopment. Total budgeted construction costs for this project are $75.4 million, of which $9.2 million had been incurred as of June 30, 2013.

Other

The Club at Carlton Woods (the “Club”) is a 36-hole golf and country club at The Woodlands with 667 total members as of June 30, 2013. The Club sold 59 new golf memberships during the six months ended June 30, 2013. We estimate the Club requires approximately 800 members to achieve break-even NOI, and therefore we expect to continue to incur NOI losses for the foreseeable future.

The Woodlands Parking Garages comprise nearly 3,000 parking spaces in two separate parking structures. The Waterway Square Garage (1,933 spaces) is located in The Woodlands Town Center and has excess parking capacity for future commercial development. Woodloch Forest garage has approximately 1,000 total spaces with 300 spaces available for future adjacent office development.

Partially Owned

During the first quarter of 2013 and 2012, we received distributions of $2.5 million and $2.4 million, respectively, from our Summerlin Hospital investment. Distributions from the Summerlin Hospital are typically made one time per year in the first quarter.

In 2012, we entered into a joint venture for the purpose of acquiring 100% of the operating assets of the Las Vegas 51s, a Triple-A baseball team which is a member of the Pacific Coast League. We own 50% of the venture and our partners jointly own the remaining 50%. In August 2012, we contributed $0.3 million to the joint venture pending final approval of the acquisition by Major League Baseball. In May 2013, after the approval was received, we funded our remaining capital obligation of $10.2 million and the joint venture completed the acquisition. The team is located near our Summerlin MPC. Our strategy in acquiring an ownership interest is to pursue a potential relocation of the team to a to-be-built stadium in our Summerlin master planned community. There can be no assurance that such a stadium will ultimately be built.

Total revenues and expenses for the Operating Assets segment are summarized as follows:

Operating Assets Revenues and Expenses  (*)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Minimum rents	$19,756	$20,222	$38,267	$38,744
Resort and conference center revenues	11,270	11,970	22,374	21,626
Other rental and property revenues	11,653	12,196	20,338	22,752
Total revenues	42,679	44,388	80,979	83,122

Other property operating costs	16,552	14,594	31,517	28,421
Rental property real estate taxes	2,923	2,607	5,906	5,226
Rental property maintenance costs	2,032	1,885	3,688	3,725
Resort and conference center operations	7,680	7,371	15,156	14,785
Provison for doubtful accounts	277	174	706	149
Depreciation and amortization	6,398	5,672	12,516	10,529
Interest expense, net	3,849	3,673	10,608	6,974
Equity in Earnings from Real Estate Affiliates	(363)	(446)	(3,096)	(3,122)
Total expenses	39,348	35,530	77,001	66,687
Operating Assets REP EBT	$3,331	$8,858	$3,978	$16,435

(*) For a detailed breakdown of our Operating Assets segment EBT, please refer to Note 15 - Segments.

Minimum rents for the three and six months ended June 30, 2013 of $19.8 million and $38.3 million, respectively, decreased $0.5 million compared to both the three and six months ended June 30, 2012.  The decrease was primarily due to lower minimum rents for the three and six months ended June 30, 2013 at South Street Seaport of $2.5 million and $5.0 million, respectively, resulting from Superstorm Sandy and at Riverwalk Marketplace of $0.7 million and $1.3 million, respectively, resulting from tenants vacating due to the redevelopment.  These decreases were partially offset by increased rents for the three and six months ended June 30, 2013 of $1.9 million and $3.7 million, respectively, related to the acquisition of our partner’s interest in Millennium Waterway Apartments in May 2012 and increased occupancy and rental growth at Ward Centers of $0.6 million and $1.1 million for the three and six months ended June 30, 2013, respectively, primarily related to the commencement of the TJ Maxx lease in May 2012.

Other property operating costs increased $2.0 million and $3.1 million to $16.6 million and $31.5 million, respectively, for the three and six months ended June 30, 2013 as compared to 2012. The increase in 2013 primarily resulted from write-offs of $1.5 million related to intangible lease assets for the six months ended June 30, 2013 resulting from the termination of leases at South Street Seaport and The Woodlands and the remainder of the increase is due to various other small amounts.

The provision for doubtful accounts increased for the six months ended June 30, 2013 by $0.6 million as compared to the same period in 2012 primarily due to bad debt charges at South Street Seaport related to Superstorm Sandy which resulted in several tenant terminations.

Depreciation expense for the six months ended June 30, 2013 increased $2.0 million as compared to the same period in 2012 primarily due to depreciation related to our acquisition of Millennium Waterway Apartments.

Net interest expense increased $0.2 million and $3.6 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 primarily due to an increase of $0.9 million relating to the debt associated with Millennium Waterway Apartments and $2.7 million related to 70 CCC lender’s participation right in the property during the six months ended June 30, 2013.  The participation right is remeasured each quarter based on the estimated fair value of the property and the change in fair value is recorded through interest expense. We executed a new 63,640 square foot tenant lease in the first quarter of 2013, which increased the estimated value of the lender’s participation.

Strategic Developments Segment

Our Strategic Development assets generally require substantial future development to achieve their highest and best use. For our development projects, the total estimated costs of a project including the budgeted construction costs, are exclusive of our land value unless otherwise noted. Most of the properties in this segment generate no revenues. Our expenses relating to these assets are primarily related to carrying costs, such as property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to develop a Strategic Development asset, we would expect that, upon completion of development, the asset would either be sold or reclassified to the Operating Assets segment and NOI would become an important measure of its operating performance.

Total revenues and expenses for the Strategic Developments segment are summarized as follows:

Strategic Developments Revenues and Expenses  (*)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Minimum rents	$184	$234	$404	$476
Condominium rights and unit sales	30,381	134	30,381	267
Other rental and property revenues	1,337	56	1,410	174
Total revenues	31,902	424	32,195	917

Condominium rights and unit cost of sales	15,272	49	15,272	167
Rental and other property operations	1,329	1,206	2,807	3,051
Provision for doubtful accounts	—	—	—	(104)
Depreciation and amortization	48	59	91	117
Interest expense, net	(675)	180	(962)	254
Equity in Earnings from Real Estate Affiliates	(5,344)	—	(5,344)	—
Total expenses	10,630	1,494	11,864	3,485
Strategic Developments REP EBT	$21,272	$(1,070)	$20,331	$(2,568)

(*) For a detailed breakdown of our Strategic Developments segment of EBT, refer to Note 15 - Segments.

Revenues increased $31.5 million to $31.9 million for the three months ended June 30, 2013 and $31.3 million to $32.2 million, for the six months then ended, respectively, primarily due to the sale of our condominium rights related to the ONE Ala Moana project and the sale of one of the remaining parcels at Alameda Plaza. The increase in condominium rights and unit sales and condominium rights and unit cost of sales for the three and six month period ended June 30, 2013 represents partial recognition of the gain on sale of the condominium rights to the joint venture in which we have a 50% interest and the portion of the deferred sale relating to our ongoing interest in the condominium rights that we recognized on the percentage of completion basis. Net interest expense decreased as compared to prior year due to higher capitalized interest from construction projects. The Equity in Earnings from Real Estate Affiliates includes our share of the profit from the ONE Ala Moana condominium venture.

The following describes the status of our active Strategic Development Projects as of June 30, 2013:

The Woodlands

Hughes Landing

During July 2012, we announced plans for the first mixed-use development on Lake Woodlands called Hughes Landing. The development will encompass approximately 66 acres and is envisioned to contain over one million square feet of office space in up to eight office buildings, approximately 200,000 square feet of retail and entertainment venues, 1,500 multi-family units (of which 400 will be in phase one) and a 175-room boutique hotel.

We began construction of the first office building, One Hughes Landing, a 197,000 square foot Class A office building and an adjacent garage in November 2012. The building is situated on 2.7 acres and the garage will contain approximately 630 parking spaces. Budgeted construction costs are $49.6 million and project completion is expected by September of 2013. We have incurred $24.3 million of costs related to this project as of June 30, 2013,  including approximately $1.8 million in prepaid leasing costs. The project is 87% pre-leased as of August 7, 2013 and is financed by a $38.0 million non-recourse loan bearing interest at LIBOR plus 2.65% with a final maturity date of November 2017.

On June 21, 2013, we began construction of Two Hughes Landing, the second Class A office building in the 66-acre mixed-use development of Hughes Landing on Lake Woodlands. Two Hughes Landing will be a 197,000 square foot, eight-story office building with an adjacent parking garage containing approximately 630 spaces and is the second of up to eight office buildings planned for Hughes Landing. The building and the garage will be situated on 3.6 acres of land and is estimated to cost approximately $48.6 million.  We have incurred $0.8 million of costs related to this project as of June 30, 2013. We continue to seek tenants for this building and anticipate closing on construction financing by the end of the third quarter 2013.

In June of 2013, we announced plans to begin construction of a Class A, multi-family project within Hughes Landing on Lake Woodlands. It will be comprised of 391 multi-family units, 20,970 square feet of retail and an approximately 750 space parking garage, all situated on 2.92 acres of land. The eight-story building will consist of ground floor retail with seven stories of residential and parking above. Construction is scheduled to commence in the third quarter of 2013 with completion expected in the first quarter of 2015. The project is estimated to cost $88.5 million.  We have incurred $0.7 million of costs related to this project as of June 30, 2013. We anticipate closing on construction financing by the end of 2013.

Millennium Woodlands Phase II

Millennium Woodlands Phase II, a joint venture with The Dinerstein Companies, began construction of a 314-unit Class A multi-family complex in The Woodlands Town Center in the second quarter of 2012. We contributed 4.8 acres of land at a $75.00 per square foot valuation as compared to $51.40 per square foot attributed to the Phase I land contribution. Budgeted construction costs are $38.4 million. Construction continues to be on pace for initial occupancy in January of 2014 and completion in April 2014. The project has incurred $11.4 million of construction costs as of June 30, 2013. Our partner guaranteed the $37.7 million construction loan.

ONE Ala Moana Tower Condominium Project

In 2011, we and an entity jointly owned by two local development partners formed a joint venture called HHMK Development, LLC (“HHMK Development”). The joint venture was created to explore the development of a 23-story luxury condominium tower above an existing parking structure at Ala Moana Center.  We own 50% and our partners jointly own the remaining 50%. In 2012, we formed another 50/50 joint venture, KR Holdings, LLC (“KR Holdings”), with the same two development partners. On September 17, 2012, KR Holdings closed on $40.0 million non-recourse mezzanine financing commitments with List Island Properties, LLC and A & B Properties, Inc., including funding for $3.0 million of pre-development costs.

During the fourth quarter of 2012, we sold all of the condominium units at an average price of $1.6 million, or approximately $1,170 per square foot and as of July 1, 2013, the venture had collected all $66.2 million of buyer deposits. The 206-unit tower will consist of one, two and three-bedroom units ranging from 760 to 4,100 square feet. During April 2013, we commenced construction. The project is expected to cost approximately $241.3 million, and approximately $67.4 million (inclusive of land value) of project costs have been incurred by the venture as of June 30, 2013. We anticipate that ONE Ala Moana will be completed by the end of 2014.

KR Holdings closed on the condominium project construction loan on May 15, 2013. Upon closing of the loan and pursuant to the terms of the venture agreement, we sold our condominium rights to KR Holdings for $47.5 million and received net cash proceeds of $30.8 million and an equity interest of 50% in KR Holdings. Our partner contributed cash of $16.8 million for its 50% equity interest. Additionally, KR Holdings reimbursed HHMK Development for its development expenditures related to the project. We also received a cash distribution from HHMK Development in the amount of $3.1 million representing the return of our investment. Due to our continuing involvement in KR Holdings, we accounted for the transaction as a partial sale representing 50% of the $47.5 million sales value of the condominium right, and accordingly, we recognized net profit of $11.8 million. The remaining $23.7 million sales value of the condominium rights will be recognized on the same percentage of completion basis as KR Holdings which is discussed below. As of June 30, 2013, the project was 27.9% complete, and we recognized an additional $3.3 million of profit on the sale for the three months ended June 30, 2013.

The construction loan will be drawn over the course of construction with the total not to exceed $132.0 million. The loan is non-recourse, bears interest at one-month LIBOR plus 3.00%, is secured by the condominiums and buyers’ deposits, and matures May 15, 2016, with the option to extend for one year. Additionally, both of the $20.0 million non-recourse mezzanine loan commitments with List Island Properties and A&B Properties were drawn in full on May 15, 2013. These loans have a blended interest rate of 12% and mature on April 30, 2018 with the option to extend for one year. In addition to the mezzanine loans, A&B Properties and List Island Properties both have a profit interest in KR Holdings, which entitles them to receive a share of the profit, after a return of our capital plus a 13% preferred return on our capital. A&B Properties’ participation is capped at $3.0 million. KR Holdings determined that the value of the buyer deposits qualified as a sufficient investment by the buyers to recognize revenue using the percentage of completion method. Equity in earnings from Real Estate Affiliates includes $5.2 million, which represents our share of income recognized by KR Holdings.

The Shops at Summerlin

During the second quarter of 2013, we commenced construction of The Shops at Summerlin, an approximate 106-acre project within a 400-acre site located in downtown Summerlin, a community of Las Vegas, Nevada. The Shops at Summerlin will be approximately 1.6 million square feet and will consist of a 1.1 million square foot Fashion Center which will ultimately have three anchor tenants, small-shop retail and restaurants.  Additionally, the project will include an approximate 200,000 square foot office building and approximately 280,000 square feet of big box and junior anchor retail space adjacent to the Fashion Center. We have obtained commitments from two major department store anchors, Macy’s and Dillard’s, for approximately 380,000 square feet. We are currently pre-leasing and seeking construction financing for the project. The project is expected to cost approximately $390 million  with completion anticipated at the end of 2014.  We have incurred $17.1 million of project costs as of June 30, 2013.

The Metropolitan Downtown Columbia Project (formerly Parcel D)

On April 12, 2012, Columbia Parcel D venture, in which we are a 50% partner with a multi-family developer, received approval of the final development plan component of the entitlement process for the first phase.  The entitlement provides a density plan for up to 817 residential units, and up to 76,000 square feet of retail to be developed on two parcels. One parcel includes Parcel D which will be a 380-unit apartment building, and the second parcel will include 437 multi-family units (Parcel C).

The venture began construction of the 380-unit apartment building in February 2013 and completion is expected in 2014. The total project budget is $96.9 million including our contributed land value of $20.3 million. As of June 30, 2013, our total costs incurred for this project were $4.0 million of which $0.6 million was incurred by the joint venture.

On July 11, 2013 the venture closed on a $64.1 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.4% having a maturity date of July 10, 2020. As required in the partnership agreement, the venture “stepped-up” the value of our contributed land to $53,500 per unit, or $20.3 million, and we received a $7.6 million cash distribution, which represented the difference between our capital balance in the venture at loan closing and our partner’s capital balance. Both partners are required to make future capital contributions of $3.3 million.

General and Administrative and Other Expenses

General and administrative, warrant liability gain(loss), reduction in tax indemnity receivable, provision for income taxes and equity in earnings from Real Estate Affiliates are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

General and administrative	$6,769	$8,160	$17,940	$16,557
Warrant liability gain (loss)	(111,200)	23,430	(144,227)	(98,421)
Reduction in tax indemnity receivable	(7,499)	(8,782)	(9,403)	(8,782)
Provision for income taxes	13,361	1,301	15,840	5,085
Equity in earnings from Real Estate Affiliates	5,707	446	8,440	3,122

General and administrative expenses decreased $1.4 million during the three months ended June 30, 2013 to $6.8 million as compared to the same period in 2012 primarily due to a $4.5 million favorable legal settlement relating to the British Petroleum oil spill in the Gulf of Mexico in 2010, which was partially offset by increased compensation, benefits and travel expenses of approximately $2.2 million. General and administrative expenses increased $1.4 million during the six months ended June 2013 as compared to 2012 primarily due to increased compensation and travel expenses of approximately $3.8 million, professional fees of $0.8 million and various other items of $1.3 million, which was partially offset by the $4.5 million favorable legal settlement. Compensation and benefit expenses increased $1.7 million to $6.9 million and $3.1 million to $13.5 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. These increases are due to the addition of staffing as several of our development projects begin construction.

The warrant liability loss for the three and six months ended June 30, 2013 was higher than the same periods in 2012 due to the warrants being valued higher due to our higher stock price and change in volatility.

The reduction in tax indemnity receivable of $9.4 million for the six months ended June 30, 2013 relates to the utilization of tax assets. Please refer to Note 10 - Income Taxes for more information related to the reduction in tax indemnity receivable.

The equity in earnings from Real Estate Affiliates of $5.7 million and $8.4 million for the three and six months ended June 30, 2013, respectively, increased over the same periods in 2012 primarily due to the recognition of our share of the profit related to the ONE Ala Moana condominium project on a percentage of completion basis.

The increase in provision for income taxes of $12.1 million and $10.8 million for the three and six months ended June 30, 2013, was primarily attributable to increases in operating income as compared to the same periods in 2012. The provision for income taxes was also impacted by changes in valuation allowances, unrecognized tax benefit interest expense and other permanent items.

We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable, and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rates based upon actual operating results were (21.1)% and (18.9)% for the three and six months ended June 30, 2013, respectively, compared to 3.7% and (7.0)% for the three and six months ended June 30, 2012, respectively. The changes in the tax rate were primarily attributable to the changes in the warrant liability and the valuation allowance.

For the three and six months ended June 30, 2013, we capitalized $2.3 million and $4.3 million, respectively, of internal costs related to our MPC segment, as compared to $2.2 million and $4.1 million for the same periods in 2012. Of those capitalized internal costs, compensation costs represented $1.5 million and $2.9 million for the three and six months ended June 30, 2013, respectively, as compared to $1.3 million and $2.7 million for the same periods in 2012. We capitalized $1.2 million and $2.2 million of internal costs related to the major redevelopment of assets in our Operating Assets Segment for the three and six months ended June 30, 2013, respectively, as compared to $1.1 million and $1.7 million for the same periods in 2012. Approximately $1.0 million and $1.8 million of these costs were related to compensation costs for the three and six months ended June 30, 2013, respectively, as compared to $0.8 million and $1.3 million for the same periods in 2012. Additionally, we capitalized $0.7 million and $1.8 million for the three and six months ended June 30, 2013, respectively, of internal costs in our Strategic Development Segment as compared to $0.5 million and $0.9 million for the same periods in 2012. Approximately $0.6 million and $1.4 million of these costs were related to compensation costs for three and six months ended June 30, 2013, respectively, as compared to $0.3 million and $0.7 million for the same periods in 2012. Capitalized internal costs have increased with respect to our Operating Assets and Strategic Developments segments, as we have increased staffing and development activities compared to 2012.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our MPC segment, and cash generated from our operating assets and first mortgage financings secured by our assets. Our primary uses of cash include working capital, overhead, debt service, property improvements, pre-development and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and re-development opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding. Most of these costs are currently discretionary, which means that we could discontinue spending on these activities if our liquidity profile, economic conditions or the feasibility of projects changes. We currently intend to raise this additional funding with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time.

As of June 30, 2013, our consolidated debt was $715.5 million and our share of the debt of our Real Estate Affiliates aggregated $29.5 million. Please refer to Note 8 — Mortgages, Notes and Loans Payable to our condensed consolidated financial statements for a table showing our debt maturity dates.

Subsequent to June 30, 2013, we closed on several loan agreements instrumental to our development efforts.  Our Parcel D joint venture (The Metropolitan) in Columbia closed a seven-year $64.1 million non-recourse construction loan to fund project construction.  We closed on a $52.0 million 15- year non-recourse mortgage on 3 Waterway Square at The Woodlands which refinanced a $43.3 million construction loan.

During the first quarter of 2013, we refinanced $36.1 million of existing debt related to The Woodlands Resort and Conference Center with a $95.0 million three-year non-recourse construction loan that bears interest at one-month LIBOR plus 3.50% and has an initial maturity of February 8, 2016, with three one-year extensions at our option. The financing provides funding for the redevelopment of The Woodlands Resort and Conference Center and is secured by the 440-room and 40-acre Resort and conference center located within The Woodlands.

On March 15, 2013, we secured non-recourse financing totaling $23.0 million for the complete restoration and redevelopment of The Columbia Regional Building (also known as The Rouse Building) located in Columbia, Maryland. The loan bears interest at one-month LIBOR plus 2.00% and is interest only through the initial maturity date of March 15, 2016 and has two one-year extension options.

The following table summarizes our Net Debt on a segment basis as of June 30, 2013. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID receivables. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

Segment Basis Net Debt

	Master						Non-	Total
	Planned	Operating		Strategic		Segment	Segment	June 30,
Segment Basis (a)	Communities	Assets		Developments		Totals	Amounts	2013
	(In thousands)

Mortgages, notes and loans payable	$242,691 (b)	$462,994	(c)	$38,682	(d)	$744,367	$661	$745,028
Less: Cash and cash equivalents	(69,012)	(31,975	)(e)	(13,421	)(f)	(114,408)	(104,961)	(219,369)
Special Improvement District receivables	(39,644)	—		—		(39,644)	—	(39,644)
Municipal Utility District receivables	(116,982)	—		—		(116,982)	—	(116,982)
Net debt	$17,053	$431,019		$25,261		$473,333	$(104,300)	$369,033

(a)              Please refer to Note 15 - Segments in the Notes to Condensed Consolidated Financial Statements.

(b)              Includes The Woodlands’  $176.7 million Master Credit Facility outstanding balance.

(c)               Includes our $1.3 million share of debt of our Real Estate Affiliates in Operating Assets Segment (Woodlands-Sarofim #1).

(d)              Includes our $28.2 million share of debt of our Real Estate Affiliates in Strategic Developments segment (KR Holdings, LLC and Millennium Phase II).

(e)               Includes our $0.8 million share of cash and cash equivalents of our Real Estate Affiliates in the Operating Assets segment (Woodlands - Sarofim #1, Summerlin Las Vegas Baseball Club, LLC, and Stewart Title).

(f)                Includes our $5.3 million share of cash and cash equivalents of our Real Estate Affiliates in the Strategic Development segment (KR Holdings, LLC, and HHMK Development, LLC).

Cash Flows

Operating Activities

MPC land sales have a significant impact on our business. The cash flows and earnings from the business can be much more variable than from our Operating Assets because the MPC business generates revenues from land sales rather than recurring contractual revenues from operating leases. MPC land sales are a substantial portion of our cash flows from operating activities and are partially offset by MPC expenditures.

Cash provided by operating activities was $89.4 million for the six months ended June 30, 2013 as compared to cash provided by operating activities of $29.6 million for the six months ended June 30, 2012.   The $59.9 million increase in cash provided by operating activities for the six months ended June 30, 2013 compared to the same period in 2012 was primarily the result of the collection of $47.5 million related to the sale of our condominium air rights to a joint venture, a $22.1 million increase in MPC land sales and the receipt of $4.5 million legal settlement at Riverwalk, partially offset by increased MPC expenditures of $20.2 million primarily at The Woodlands. We expect Summerlin MPC expenditures to ramp up through the remainder of the year to fulfill sales currently under contract.

Investing Activities

Cash used in investing activities was $136.6 million for the six months ended June 30, 2013 as compared to $1.0 million for the same period in 2012.

Cash used for development of real estate and property expenditures increased $76.1 million to $96.2 million for the six months ended June 30, 2013 compared to $20.0 million for six months ended June 30, 2012. The increased development expenditures relate primarily to the construction of Ward Centers, One Hughes Landing, Landmark, Seaport and Shops at Summerlin. The increase in restricted cash of $20.4 million for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to the receipt of $14.6 million in condominium deposits on the ONE Ala Moana condominium tower project in the first six months of 2013 compared to a $5.7 million reduction in restricted cash in the first six months of 2012 due to escrow restrictions being lifted on The Woodlands Resort and Conference Center debt.

Financing Activities

Our financing activity in the first half of June 30, 2013 provided cash of $31.1 million, an increase of $32.9 million over the cash used by financing activities of ($1.8) million for the six months ended June 30, 2012.

During the six months ended June 30, 2013, we received loan proceeds of $94.6 million from the issuance of mortgages, notes and loans payable.  Cash was obtained to partially fund activity at the Bridgeland MPC provide for strategic development of 3 Waterway Square and One Hughes Landing, and refinance existing debt to take advantage of lower interest rates. During the six months ended June 30, 2013, we made principal payments of $60.8 million.  Comparatively, in the six month period ended June 30, 2012, we received loan proceeds of $35.8 million and made principal payments of $36.3 million.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $56.7 million as of June 30, 2013.

REIT Requirements

In order for Victoria Ward to remain qualified as a REIT for federal income tax purposes, Victoria Ward must meet a number of organizational and operational requirements, including a requirement that it distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its stockholders, including us.  Please refer to Note 10 — Income Taxes for more detail on Victoria Ward’s ability to remain qualified as a REIT.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This update requires companies to present information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income in one place and reference the amounts to the related footnote disclosures. Current accounting standards present this information in different places throughout the financial statements. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Adoption of this guidance at the beginning of fiscal 2013 resulted in the additional disclosures in Note 12 — Accumulated Other Comprehensive Income (Loss), but did not otherwise have any effect on our condensed consolidated financial statements or on its financial condition.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing and with respect to our variable rate financings in that increases in interest rates could increase our payments under these variable rates. As of June 30, 2013, we had $515.5 million of variable rate debt outstanding of which $172.0 million has been swapped to a fixed-rate. Approximately $176.7 million of the $343.5 million of total variable rate debt that has not been swapped to a fixed rate is represented by the Master Credit Facility at The Woodlands. Due to the revolving nature of this type of debt, it is generally inefficient to use interest rate swaps as a hedging instrument; rather, we have purchased an interest rate cap for this facility to mitigate our exposure to rising interest rates. We also did not swap to a fixed rate $86.0 million of the outstanding balance on the Victoria Ward financing because it is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. As of June 30, 2013, annual interest costs would increase approximately $3.4 million for every 1% increase in floating interest rates. Generally, our interest costs are capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) is expected to be minimal. For additional information concerning our debt, and management’s estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to the Liquidity and Capital Resources section of Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 2 — Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements, Note 7 — Mortgages, Notes and Loan Payable and Note 9 — Derivative Instruments and Hedging Activities in our Annual Report. We intend to manage a portion of our variable interest rate exposure by using interest rate swaps and caps.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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
Andrew C. Richardson
Chief Financial Officer (principal financial officer)
August 8, 2013

EXHIBIT INDEX

10.1*+	Form of Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract, compensatory plan or arrangement

+ Filed herewith

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2013.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2013 and  December 31, 2012, (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2013 and 2012, and (v) the Condensed  Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012.