Form 10-Q
period 2013-09-30
Howard Hughes Corp
filed 2013-11-07
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of common stock, $0.01 par value, outstanding as of November 5, 2013 was 39,576,344.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30,	December 31,
	2013	2012
	(In thousands, except share amounts)
Assets:
Investment in real estate:
Master Planned Community assets	$1,560,476	$1,563,122
Land	255,707	252,593
Buildings and equipment	712,961	657,268
Less: accumulated depreciation	(112,841)	(112,491)
Developments	380,174	273,613
Net property and equipment	2,796,477	2,634,105
Investment in Real Estate Affiliates	57,673	32,179
Net investment in real estate	2,854,150	2,666,284
Cash and cash equivalents	210,760	229,197
Accounts receivable, net	19,682	13,905
Municipal Utility District receivables, net	125,344	89,720
Notes receivable, net	19,122	27,953
Tax indemnity receivable, including interest	316,504	319,622
Deferred expenses, net	22,234	12,891
Prepaid expenses and other assets, net	151,434	143,470
Total assets	$3,719,230	$3,503,042

Liabilities:
Mortgages, notes and loans payable	$765,980	$688,312
Deferred tax liabilities	94,172	77,147
Warrant liabilities	272,279	123,573
Uncertain tax position liability	137,243	132,492
Accounts payable and accrued expenses	223,980	170,521
Total liabilities	1,493,654	1,192,045

Commitments and Contingencies (see Note 14)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 39,576,344 shares issued and outstanding as of September 30, 2013 and 39,498,912 shares issued and outstanding as of December 31, 2012	396	395
Additional paid-in capital	2,828,142	2,824,031
Accumulated deficit	(601,956)	(509,613)
Accumulated other comprehensive loss	(8,479)	(9,575)
Total stockholders’ equity	2,218,103	2,305,238
Noncontrolling interests	7,473	5,759
Total equity	2,225,576	2,310,997
Total liabilities and equity	$3,719,230	$3,503,042

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues:
Master Planned Community land sales	$53,734	$40,218	$166,981	$120,235
Builder price participation	2,002	1,867	5,703	4,208
Minimum rents	21,538	23,135	60,598	62,609
Tenant recoveries	5,291	6,065	15,681	17,932
Condominium rights and unit sales	810	—	31,191	267
Resort and conference center revenues	8,169	8,328	30,543	29,954
Other land revenues	7,478	6,385	14,110	13,433
Other rental and property revenues	4,492	8,817	15,850	19,879
Total revenues	103,514	94,815	340,657	268,517
Expenses:
Master Planned Community cost of sales	27,063	21,439	82,616	63,096
Master Planned Community operations	9,764	9,936	28,054	30,962
Other property operating costs	22,626	16,933	55,480	46,306
Rental property real estate taxes	3,698	3,574	10,814	10,583
Rental property maintenance costs	2,048	2,263	5,996	6,304
Condominium rights and unit cost of sales	406	—	15,678	96
Resort and conference center operations	7,381	6,965	22,537	21,750
Provision for doubtful accounts	204	240	910	285
Demolition costs	1,386	—	1,386	—
General and administrative	11,914	11,464	34,310	28,021
Other income	(3,662)	(2,125)	(8,118)	(2,125)
Depreciation and amortization	9,986	6,764	23,210	17,715
Total expenses	92,814	77,453	272,873	222,993

Operating income	10,700	17,362	67,784	45,524

Interest income	2,061	2,375	6,484	7,048
Interest expense	(1)	(445)	(144)	(646)
Warrant liability loss	(4,479)	(64,303)	(148,706)	(162,724)
Increase (reduction) in tax indemnity receivable	730	(2,873)	(8,673)	(11,655)
Equity in earnings from Real Estate Affiliates	3,594	310	12,034	3,432
Income (loss) before taxes	12,605	(47,574)	(71,221)	(119,021)
Provision for income taxes	5,172	2,618	21,012	7,703
Net income (loss)	7,433	(50,192)	(92,233)	(126,724)
Net (income) loss attributable to noncontrolling interests	(98)	781	(110)	(637)
Net income (loss) attributable to common stockholders	$7,335	$(49,411)	$(92,343)	$(127,361)

Basic earnings (loss) per share:	$0.19	$(1.30)	$(2.34)	$(3.36)

Diluted earnings (loss) per share:	$0.17	$(1.30)	$(2.34)	$(3.36)

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Comprehensive income (loss), net of tax:
Net income (loss)	$7,433	$(50,192)	$(92,233)	$(126,724)
Other comprehensive income (loss):
Interest rate swaps (a)	(413)	(954)	2,120	(3,115)
Capitalized swap interest (b)	(293)	(328)	(1,024)	(897)
Other comprehensive income (loss)	(706)	(1,282)	1,096	(4,012)
Comprehensive income (loss)	6,727	(51,474)	(91,137)	(130,736)
Comprehensive (income) loss attributable to noncontrolling interests	(98)	781	(110)	(637)
Comprehensive income (loss) attributable to common stockholders	$6,629	$(50,693)	$(91,247)	$(131,373)

(a)    Net of deferred tax expense of $0.4 million for the  nine months ended September 30, 2013, respectively. Net of deferred tax benefit of $0.1 million and $0.2 million for the three and nine months ended September 30, 2012, respectively.

(b)    Net of deferred tax benefit of $0.2 million and $0.5 million for the three and nine months ended September 30, 2013, respectively. Net of deferred tax benefit of $0.2 million and $0.5 million for the three and nine months ended September 30, 2012, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

					Accumulated
			Additional		Other
		Common	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
(In thousands, except share amounts)	Shares	Stock	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, January 1, 2012	37,945,707	$379	$2,711,109	$(381,325)	$(5,578)	$5,014	$2,329,599
Net income (loss)		—	—	(127,361)	—	637	(126,724)
Interest rate swaps, net of tax of $212		—	—	—	(3,115)	—	(3,115)
Capitalized swap interest, net of tax of $523		—	—	—	(897)	—	(897)
Stock plan activity	27,933	—	3,149	—	—	—	3,149
Balance, September 30, 2012	37,973,640	$379	$2,714,258	$(508,686)	$(9,590)	$5,651	$2,202,012

Balance, January 1, 2013	39,498,912	$395	$2,824,031	$(509,613)	$(9,575)	$5,759	$2,310,997
Net income (loss)		—	—	(92,343)	—	110	(92,233)
Adjustment to noncontrolling interest		—	—	—	—	1,616	1,616
Preferred dividend payment on behalf of REIT subsidiary		—	—	—	—	(12)	(12)
Interest rate swaps, net of tax of ($376)		—	—	—	2,120	—	2,120
Capitalized swap interest, net of tax of $542		—	—	—	(1,024)	—	(1,024)
Stock plan activity	77,432	1	4,111	—	—	—	4,112
Balance, September 30, 2013	39,576,344	$396	$2,828,142	$(601,956)	$(8,479)	$7,473	$2,225,576

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2013	2012
	(In thousands)

Cash Flows from Operating Activities:
Net loss	$(92,233)	$(126,724)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	20,197	14,062
Amortization	3,013	3,653
Amortization of deferred financing costs and debt market rate adjustments, net	1,060	(49)
Amortization of intangibles other than in-place leases	271	(263)
Straight-line rent amortization	(2,087)	(379)
Deferred income taxes	19,712	6,454
Restricted stock and stock option amortization	4,111	3,149
Warrant liability loss	148,706	162,724
Reduction in tax indemnity receivable	8,673	11,655
Equity in earnings (loss) from Real Estate Affiliates, net of distributions	(5,408)	14
Provision for doubtful accounts	910	285
Master Planned Community land acquisitions	(5,667)	—
Master Planned Community development expenditures	(95,061)	(72,741)
Master Planned Community cost of sales	73,201	60,407
Condominium development expenditures	(10,891)	—
Condominium and other cost of sales	15,678	—
Deferred revenue from sale of condominium rights	16,309	—
Net changes:
Accounts and notes receivable	(3,705)	13,284
Prepaid expenses and other assets	12,143	1,168
Deferred expenses	(7,156)	(2,377)
Accounts payable and accrued expenses	5,773	(15,341)
Other, net	1,217	279
Cash provided by operating activities	108,766	59,260

Cash Flows from Investing Activities:
Property and equipment expenditures	(26,527)	(2,356)
Operating property improvements	(22,623)	(7,878)
Operating property redevelopments	(126,819)	(26,581)
Consideration paid to acquire Millennium Waterway Apartments, net of cash acquired	—	(2,721)
Distribution from Millennium Waterway Apartments	—	6,876
Proceeds from sales of investments in Real Estate Affiliate	—	8,579
Proceeds from sales of operating assets	10,831	—
Investment in Summerlin Las Vegas Baseball Club, LLC	(10,350)	—
Investment in KR Holdings, LLC	(16,750)	—
Investments in other Real Estate Affiliates, net	(1,031)	(496)
Change in restricted cash	(18,268)	4,251
Cash used in investing activities	(211,537)	(20,326)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	360,788	44,828
Principal payments on mortgages, notes and loans payable	(271,871)	(37,193)
Deferred financing costs	(2,437)	(1,281)
Preferred dividend payment on behalf of REIT subsidiary	(12)	—
Distributions to noncontrolling interests	(2,134)	—
Cash provided provided by financing activities	84,334	6,354

Net change in cash and cash equivalents	(18,437)	45,288
Cash and cash equivalents at beginning of period	229,197	227,566
Cash and cash equivalents at end of period	$210,760	$272,854

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$23,228	$16,398
Interest capitalized	26,537	19,737
Income taxes paid	2,127	966

Non-Cash Transactions:
Acquisition of Millennium Waterway Apartments
Land	—	(15,917)
Building and equipment	—	(56,002)
Other assets	—	(2,669)
Mortgages, notes and loans payable	—	55,584
Other liabilities	—	754
Reduction in investments in real estate affiliates due to the Millennium Waterway Apartments’ acquisition	—	22,405
Acquisition of 70 CCC
Land	—	(1,281)
Building and equipment	—	(13,089)
Other assets	—	(2,957)
Mortgages, notes and loans payable	—	16,037
Other liabilities	—	1,290
Special Improvement District bond transfers associated with land sales	11,549	2,689
Real estate and property expenditures	56,763	11,984
MPC Land contributed to real estate affiliate	—	(2,190)
Purchase of land from GGP	—	(1,315)
Non-cash increase in property due to consolidation of real estate affiliate	3,750	—
Transfer of condominium buyer deposits to real estate affiliate	34,220	—

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1                         BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”). Such condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated and Combined Financial Statements for the year ended December 31, 2012 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year.  Management has evaluated all material events occurring subsequent to the date of the condensed consolidated financial statements up to the date and time this Quarterly Report was filed.

Use of Estimates

On August 22, 2013, in conjunction with the Hawaii Community Development Authority’s (“HCDA”) unanimous approval for two mixed-use towers at Ward Village, we reevaluated the useful life of the existing buildings and improvements located on the sites where this future development will take place. As a result, the estimated remaining useful lives of the assets were reduced which increased depreciation expense $1.2 million during the three months ended September 30, 2013.

Investment in Real Estate - Developments

Demolition costs associated with our redevelopments are expensed as incurred. During the three months ended September 30, 2013, we incurred $1.4 million in demolition costs related to the interiors of our Outlet Collection at Riverwalk and Columbia Regional buildings.

NOTE 2                         SPONSORS AND MANAGEMENT WARRANTS

On November 9, 2010 (the “Effective Date”), we issued warrants to purchase 8.0 million shares of our common stock to certain of our sponsors (the “Sponsors Warrants”) with an estimated initial value of approximately $69.5 million. The initial exercise price for the warrants of $50.00 per share and the number of shares of common stock underlying each warrant are subject to adjustment for future stock dividends, splits or reverse splits of our common stock or certain other events. On December 7, 2012, the affiliates of Blackstone Real Estate Partners and the Fairholme Fund and the Fairholme Focused Income Fund, each sold their portion of the Sponsors Warrants totaling 333,333 and 1,916,667, respectively, to HHC for $30.00 cash per warrant. These transactions were accounted for as the settlement of a liability for cash consideration of $67.5 million. On November 9, 2012, affiliates of Brookfield Asset Management, Inc. (“Brookfield”), one of our sponsors, exercised their warrants to purchase 1,525,272 shares of our common stock at an exercise price of $50.00 per warrant, or $76.3 million. In addition, Brookfield sold their remaining warrants to purchase 2,308,061 shares of our common stock to HHC for $89.3 million. The cash consideration paid to Brookfield net of the exercise price was $13.0 million. As a result of these transactions, $108.6 million of additional paid-in capital was recorded in our financial statements in the year ended December 31, 2012.  The Sponsors Warrants expire on November 9, 2017.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In November 2010 and February 2011, we entered into certain agreements (the “Management Warrants”) with David R. Weinreb, our Chief Executive Officer, Grant Herlitz, our President, and Andrew C. Richardson, our Chief Financial Officer, in each case prior to his appointment to such position, to purchase shares of our common stock. The Management Warrants representing 2,862,687 underlying shares, which may be adjusted pursuant to a net settlement option, were issued pursuant to such agreements at fair value in exchange for a combined total of approximately $19.0 million in cash from such executives at the commencement of their respective employment. Mr. Weinreb and Mr. Herlitz’s warrants have exercise prices of $42.23 per share and Mr. Richardson’s warrant has an exercise price of $54.50 per share. Generally, the Management Warrants become exercisable in November 2016 and expire in February 2018.

The estimated $126.6 million fair value for the Sponsors Warrants representing warrants to purchase 1,916,667 shares and estimated $145.7 million fair value for the Management Warrants representing warrants to purchase 2,862,687 shares outstanding as of September 30, 2013, have been recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsors Warrants and Management Warrants were $58.5 million and $65.1 million, respectively, as of December 31, 2012. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 6 — Fair Value of Financial Instruments. Decreases and increases in the fair value of the Sponsors Warrants and the Management Warrants are recognized as either warrant liability gains or losses, respectively, in the Condensed Consolidated Statements of Operations.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Information related to our EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Basic EPS:
Numerator:
Net income (loss)	$7,433	$(50,192)	$(92,233)	$(126,724)
Net (income) loss attributable to noncontrolling interests	(98)	781	(110)	(637)
Net income (loss) attributable to common stockholders	$7,335	$(49,411)	$(92,343)	$(127,361)

Denominator:
Weighted average basic common shares outstanding	39,454	37,916	39,447	37,909

Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$7,335	$(49,411)	$(92,343)	$(127,361)
Less: Warrant liability gain	—	—	—	—
Adjusted net income (loss) attributable to common stockholders	$7,335	$(49,411)	$(92,343)	$(127,361)

Denominator:
Weighted average basic common shares outstanding	39,454	37,916	39,447	37,909
Restricted stock and stock options	253	—	—	—
Warrants	2,732	—	—	—
Weighted average diluted common shares oustanding	42,439	37,916	39,447	37,909

Basic earnings (loss) per share:	$0.19	$(1.30)	$(2.34)	$(3.36)

Diluted earnings (loss) per share:	$0.17	$(1.30)	$(2.34)	$(3.36)

The diluted EPS computation for the nine months ended September 30, 2013 excludes 930,940 stock options, 122,332 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsors Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti-dilutive.

The diluted EPS computations for the three and nine months ended September 30, 2012 exclude 843,962 stock options, 57,933 shares of restricted stock, 8,000,000 shares of common stock underlying the Sponsor Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti-dilutive.

NOTE 4                         RECENT TRANSACTIONS

On September 30, 2013, we sold our Rio West Mall property, a 514,253 square foot shopping center on 50 acres of land, located in Gallup, New Mexico for $12.0 million. The sale includes our ground lease interest, all buildings, structures and improvements, machinery, equipment and furnishings, and all leases and security deposits. Our pre-tax gain recognized on the sale was $0.6 million.

In 2012, we formed a 50/50 joint venture, KR Holdings, LLC (“KR Holdings”), with an entity jointly owned by two local development partners to develop a 23-story luxury condominium tower, ONE Ala Moana Tower Condominium Project. On September 17, 2012, KR Holdings closed on two $20.0 million non-recourse mezzanine financing commitments with List Island Properties, LLC and A & B Properties, Inc., including funding for $3.0 million of pre-development costs.

On May 15, 2013, KR Holdings closed on a first mortgage construction loan. Upon closing and under the terms of our joint venture agreement, we sold to KR Holdings our interest in the condominium rights for $47.5 million and

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

received net cash proceeds of $30.8 million and a 50% equity interest in KR Holdings. Our partner contributed $16.8 million of cash for a 50% equity interest. Due to our continuing involvement in KR Holdings, we accounted for the transaction as a partial sale representing 50% of the $47.5 million sales value of the condominium rights, and accordingly, we recognized net profit of $11.8 million. The remaining $23.7 million sales value of the condominium rights will be recognized on the same percentage of completion basis as KR Holdings. As of September 30, 2013 the project was 31.3% complete, and we recognized an additional $0.4 million and $3.7 million of profit on the sale for the three and nine months ended September 30, 2013. Please refer to Note 7 — Real Estate Affiliates for further discussion of the ONE Ala Moana Tower Condominium Project.

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

No impairment charges were recorded during the three or nine months ended September 30, 2013 or 2012. We continually evaluate our strategic alternatives with respect to each of our properties and may revise our strategy from time to time, including our intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, we may decide to sell property that is held for use and the sale price may be less than the carrying amount.  As a result, these changes in strategy could result in impairment charges in future periods.

NOTE 6                                           FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents, for each of the fair value hierarchy levels required under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” our assets and liabilities that are measured at fair value on a recurring basis.

	September 30, 2013				December 31, 2012
	Fair Value Measurements Using				Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)				(In thousands)
Liabilities
Warrants	$272,279	$—	$—	$272,279	$123,573	$—	$—	$123,573
Interest rate swaps	4,696	—	4,696	—	7,183	—	7,183	—

The valuation of warrants is based on an option pricing valuation model. The inputs to the model include the fair value of the stock related to the warrants, exercise price of the warrants, term, expected volatility, risk-free interest rate and dividend yield.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) which are our Sponsors and Management Warrants:

	2013	2012
	(In thousands)
Balance as of January 1,	$123,573	$127,764
Warrant liability loss	148,706	162,724
Balance as of September 30,	$272,279	$290,488

The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data. Changes in the fair value of the Sponsors Warrants and the Management Warrants are recognized in earnings as a warrant liability gain or loss.

The significant unobservable input used in the fair value measurement of our warrants designated as Level 3 as of September 30, 2013 is as follows:

	Fair Value	Valuation Technique	Unobservable Input	Volatility
	(In thousands)
Warrants	$272,279	Option Pricing Valuation Model	Expected Volatility (a)	30.0%

(a) Based on the asset volatility of comparable companies.

The expected volatility in the table above is a significant unobservable input used to estimate the fair value of our warrant liabilities. An increase in expected volatility would increase the fair value of the liability, while a decrease in expected volatility would decrease the fair value of the liability.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

	September 30, 2013			December 31, 2012
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Notes receivable, net	$19,122	$19,122		$27,953	$27,953
Tax indemnity receivable, including interest	316,504		(a)	319,622		(a)

Liabilities:
Fixed-rate debt	$231,036	$224,488		$158,636	$158,879
Variable-rate debt (b)	498,150	498,151		479,964	479,964
SID bonds	36,794	38,669		49,712	56,475
Total mortgages, notes and loans payable	$765,980	$761,308		$688,312	$695,318

(a) It is not practicable to estimate the fair value of the tax indemnity receivable, including interest, as the timing and ultimate amount received under agreement is highly dependent on numerous future events that cannot be reliably predicted.

(b) $172.0 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt.

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

NOTE 7                                           REAL ESTATE AFFILIATES

In the ordinary course of business, we enter into partnerships or joint ventures primarily for the development and operations of real estate assets which are referred to as “Real Estate Affiliates”. These partnerships or joint ventures are typically characterized by a non-controlling ownership interest with decision making and distribution of expected gains and losses being proportionate to the ownership interest.  We account for these partnerships and joint ventures in accordance with ASC 810 (“ASC 810”) Consolidations.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

We account for investments in joint ventures deemed to be VIEs for which we are not considered to be the primary beneficiary, but have significant influence, using the equity method, and investments in joint ventures where we do not have significant influence on the joint venture’s operations and financial policies, on the cost method. Generally, the operating agreements with respect to our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages.

In certain cases, the company is required to consolidate certain VIEs. As of September 30, 2013, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $41.2 million and $3.3 million, respectively. As of December 31, 2012, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $28.3 million and $1.0 million, respectively. The assets of the VIEs are restricted for use only by the particular VIEs and are not available for our general operations.

Our recent and more significant VIEs are discussed below.

ONE Ala Moana Condominium Project

On October 11, 2011, we and an entity jointly owned by two local development partners formed a joint venture called HHMK Development, LLC (“HHMK Development”)  to explore the development of a luxury condominium tower at the Ala Moana Center in Honolulu, Hawaii.  On June 14, 2012, we formed another 50/50 joint venture, KR Holdings, with the same partner.  We own 50% of each venture and our partner jointly owns the remaining 50%.

On September 17, 2012, KR Holdings closed on two $20.0 million non-recourse mezzanine loan commitments with List Island Properties, LLC and A & B Properties, Inc. These loans have a blended interest rate of 12%, were drawn in full on May 15, 2013 and mature on April 30, 2018 with the option to extend for one year.  In addition to the mezzanine loans, A & B Properties and List Island Properties both have profit interests in KR Holdings, which entitles them to receive a share of the profits, up to a maximum of $3.0 million, after a return of our capital and a 13% preferred return on our capital.

KR Holdings closed the first mortgage construction loan on May 15, 2013.  Upon closing and under the terms of the venture agreement, we sold to KR Holdings our interest in the condominium rights for net cash proceeds of $30.8 million and a 50% equity interest in KR Holdings. Our partner contributed $16.8 million of cash for their 50% equity interest.

The construction loan will be drawn over the course of construction with the total proceeds not to exceed $132.0 million. The loan is secured by the condominium rights and buyers’ deposits, has no recourse to us, matures on May 15, 2016, and bears interest at one-month LIBOR plus 3.00%. Revenue recognition for individual units in a condominium project requires, among other criteria, that the sales contracts be analyzed to ascertain that the buyer’s initial and continuing investments are adequate. KR Holdings determined that the value of the buyers’ deposits qualified as sufficient investment to recognize revenue using the percentage of completion method.  We recorded

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

$2.7 million and $7.9 million in equity in earnings from Real Estate Affiliates related to KR Holdings in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2013, respectively.

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

Columbia Parcel D Joint Venture (The Metropolitan)

On October 27, 2011, we entered into a joint venture, Parcel D Development, LLC, with a local developer, Kettler, Inc., to construct a Class A apartment building with ground floor retail space in downtown Columbia, Maryland. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. On July 11, 2013, the joint venture closed a $64.1 million construction loan which is non-recourse to us.  The loan bears interest at one-month LIBOR plus 2.4% and matures in July 2020.  At loan closing, our land contribution was valued at $20.3 million and Kettler contributed $13.3 million in cash, of which $7.0 million was distributed to us. Both we and Kettler are required to each make future contributions of $3.1 million to the joint venture in accordance with the loan agreement, thus increasing our total capital account to $16.4 million. This transaction was accounted for as a partial sale of the land for which we recognized a net profit of $0.7 million. As of September 30, 2013, we have contributed $1.7 million of the $3.1 million to the joint venture.

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

HHMK Development, KR Holdings, Millennium Phase II, Parcel D Development, LLC and the Summerlin Las Vegas Baseball Club joint venture entities included in the table below are VIEs. We are not the primary beneficiary of any of these VIEs because we do not have the power to direct activities that most significantly impact the economic performance of such joint ventures and therefore we report our interests on the equity method. The aggregate carrying value of the unconsolidated VIEs was $33.8 million and $8.1 million as of September 30, 2013 and December 31, 2012, respectively, and was classified as Investments in Real Estate Affiliates in the Condensed Consolidated Balance Sheets. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Below is a summary of our Investments in Real Estate Affiliates:

	Economic/ Legal Ownership		Carrying Value		Share of Earnings/Dividends
	September 30,	December 31,	September 30,	December 31,	Three Months Ended Setpember 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013		2012
	(In percentages)		(In thousands)		(In thousands)
Equity Method Investments:

Forest View/Timbermill Apartments (a)	—	—	$—	$—	$—	$—	$—		$4
Millennium Waterway Apartments (b)	100.00%	100.00%	—	—	—	—	—		406
Millennium Woodlands Phase II, LLC (c)	81.43%	81.43%	2,160	2,190	(59)	—	(59)		—
KR Holdings, LLC (c)	50.00%	50.00%	16,762	—	2,716	—	7,907		—
Summerlin Las Vegas Baseball Club (c)	50.00%	50.00%	10,870	300	220	—	220		—
Circle T	50.00%	50.00%	9,004	9,004	—	—	—		—
Parcel D Development, LLC (c)	50.00%	50.00%	3,873	4,330	—	—	—		—
Stewart Title	50.00%	50.00%	3,769	3,871	382	324	899		640
HHMK Development, LLC (c)	50.00%	50.00%	110	1,257	290	—	443		—
Woodlands Sarofim #1	20.00%	20.00%	2,570	2,450	45	(14)	121		6
			49,118	23,402	3,594	310	9,531		1,056
Cost basis investments			8,555	8,777	—	—	2,503	(d)	2,376	(d)
Investment in Real Estate Affiliates			$57,673	$32,179	$3,594	$310	$12,034		$3,432

(a)   On April 19, 2012, the joint ventures owning the Forest View and Timbermill Apartments completed their sale to a third party. Our share of the distributable cash, after repayment of debt and transaction expenses, was $8.6 million.

(b)  On May 31, 2012, we acquired our partner’s interest for $6.9 million and consolidated this property. See below for further discussion.

(c)   Equity method variable interest entities.

(d)  Includes distribution received from Summerlin Hospital Medical Center.

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

As of September 30, 2013, approximately $61.6 million of indebtedness was secured by the properties owned by our Real Estate Affiliates of which our share was approximately $33.6 million based upon our economic ownership. The debt is non-recourse to us.

NOTE 8                                                 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$231,036	$158,636
Special Improvement District bonds	36,794	49,712
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	498,150	479,964
Total mortgages, notes and loans payable	$765,980	$688,312

(a) As more fully described below, $172.0 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents our mortgages, notes, and loans payable by property:

				Carrying Value
		Interest	Maximum	September 30,	December 31,
$ In thousands	Maturity (a)	Rate	Facility Amount	2013	2012
				(In thousands)
Master Planned Communities
The Woodlands Master Credit Facility (b)	August 2018	2.93%	$250,000	$176,662	$176,704
Bridgeland Land Loan (c)	June 2022	5.50%		18,066	18,066
Bridgeland Development Loan (d)	June 2015	5.00%	30,000	5,950	—
Summerlin West SID Bonds - S808/S810	April 2031	7.13%		13,704	22,185
Summerlin South SID Bonds - S151	June 2025	6.00%		6,889	10,501
Summerlin South SID Bonds - S128C	December 2030	6.05%		5,625	5,739
Summerlin South SID Bonds - S132	December 2020	6.00%		4,423	4,822
Summerlin South SID Bonds - S108	December 2016	5.95%		946	1,067
Summerlin South SID Bonds - S128	December 2020	7.30%		747	787
Summerlin South SID Bonds - S124	December 2019	5.95%		305	324
Master Planned Communities Total				233,317	240,195

Operating Assets
Victoria Ward (e)	September 2016	3.38%	250,000	228,716	229,000
Millennium Waterway Apartments	June 2022	3.75%		55,584	55,584
3 Waterway Square (f)	August 2028	3.94%		52,000	9,150
4 Waterway Square	December 2023	4.88%		39,467	40,140
The Woodlands Resort and Conference Center (g)	February 2019	3.68%	95,000	36,100	36,100
110 N. Wacker (h)	October 2019	5.21%		29,000	29,000
One Hughes Landing (i)	November 2017	2.83%	38,000	17,467	10
70 Columbia Corporate Center	August 2017	4.25%		16,287	16,037
20/25 Waterway Avenue	May 2022	4.79%		14,450	14,450
9303 New Trails	December 2023	4.88%		13,476	13,706
Columbia Regional Building (j)	March 2018	2.18%	23,008	4,255	—
Capital lease obligation	various	3.60%		12	41
Operating Assets Total				506,814	443,218

Strategic Developments
Two Hughes Landing (i)	September 2018	2.83%	41,230	—	—
The Shops at Summerlin SID Bonds - S128	December 2030	6.05%		3,635	3,701
The Shops at Summerlin SID Bonds - S108	December 2016	5.95%		520	586
Strategic Developments Total				4,155	4,287

Other Corporate Financing Arrangements (k)	Various	Various		21,694	612

				$765,980	$688,312

(a)         Maturity date includes any extension periods which can be exercised at our option.

(b)         On August 8, 2013, the loan was modified and extended to a August 2018 final maturity date. The interest rate was reduced from one-month LIBOR + 4.00%, with a 5.00% minimum rate to a LIBOR + 2.75% with no floor. The maximum available balance was reduced to $250.0 million from $270.0 million.

(c)          Loan is fixed at 5.50% through June 2017 and is floating based on three-month LIBOR +2.75% thereafter.

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

(f)           On August 2, 2013, the loan was refinanced with a $52.0 million loan bearing interest at 3.94% and maturity in August 2028.

(g)          Loan was refinanced in February 2013 and bears interest at one-month LIBOR + 3.50%.

(h)         Loan has a stated interest rate of one-month LIBOR + 2.25%. The $29.0 million outstanding principal balance is swapped to a 5.21% fixed rate through maturity.

(i)             Loan bears interest at one-month LIBOR + 2.65%.

(j)            Loan bears interest at prime rate for draws less than $0.5 million. For draws over $0.5 million, we make election to use one-month LIBOR + 2.00% or the prime rate.

(k)         Includes the partial funding of a $22.7 million loan used to acquire a company airplane. The loan bears interest at 3.00% and requires approximately $1.0 million annual amortization through maturity in July 2018.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The weighted average interest rate on our mortgages, notes and loans payable was 3.75% and 4.49% as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, we had $766.0 million of mortgages, notes and loans payable. All of the debt is secured by the individual properties as listed in the table above and is non-recourse to us, except for a $7.0 million parent guarantee associated with the 110 N. Wacker mortgage. The Woodlands Master Credit Facility and Resort and Conference Center loans are recourse to the entities that directly own The Woodlands operations. Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Such provisions are not expected to impact our operations in 2013. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance. As of September 30, 2013, land, buildings and equipment and developments in progress with a cost basis of $1.6 billion have been pledged as collateral for our mortgages, notes and loans payable.  On July 26, 2013, we closed on a $22.7 million loan to acquire a company airplane. The loan bears interest at 3.0%, requires approximately $1.0 million annual amortization and matures in July 2018.

As of September 30, 2013, we were in compliance with all of the financial covenants related to our debt agreements.

Master Planned Communities

On August 8, 2013 the Woodlands refinanced its existing Master Credit Facility with a $250.0 million credit facility consisting of a $125.0 million term loan and a $125.0 million revolver (together, the “TWL Facility”). The TWL Facility bears interest at one-month LIBOR plus 2.75% and has an initial three-year term with two one-year extension options. The extension options require a reduction of the total commitment to $220.0 million for the first extension and $185.0 for the second extension. The TWL Facility also contains certain restrictions or covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to us. There was $73.3 million of undrawn and available borrowing capacity under the TWL Facility based on the collateral underlying the facility and covenants as of September 30, 2013.

During the second quarter of 2012, we refinanced $18.1 million of existing debt related to our Bridgeland Master Planned Community with a ten-year term loan facility at a fixed interest rate of 5.50% for the first five years and three-month LIBOR plus 2.75% for the remaining term and maturing on June 29, 2022. Beginning on June 29, 2014, annual principal payments are required in the amount of 5.00% of the then outstanding principal balance. In addition, we simultaneously entered into a three-year revolving credit facility with aggregate borrowing capacity of $140.0 million of which $39.2 million has been utilized and which has a $30.0 million maximum outstanding loan amount at any time. New residential lot development has been delayed while we pursue a permit from the U.S. Army Corps of Engineers to develop an additional 806 acres of land in Bridgeland. Due to the delayed lot development and low level of lot inventory, we can no longer draw upon the revolving credit facility until the permit is received.  The revolving loan bears interest at the greater of 5.00% or LIBOR plus 3.25% and matures on June 29, 2015. This loan is intended to provide working capital at Bridgeland to accelerate development efforts to meet the demand of homebuilders for finished lots in the community. The Bridgeland loans are cross-collateralized and cross-defaulted and the Bridgeland Master Planned Community serves as collateral for the loans. The loans also require that Bridgeland maintain a minimum $3.0 million cash balance and a minimum net worth of $250.0 million. Additionally, we are restricted from making cash distributions from Bridgeland unless the revolving credit facility has no outstanding balance and one year of real estate taxes and debt service on the term loan have been escrowed with the lender.

The Summerlin Master Planned Community uses Special Improvement District (“SID”) bonds to finance certain common infrastructure improvements.  These bonds are issued by the municipalities and, although unrated, are secured by the assessments on the land.  The majority of proceeds from each bond issued is held in a construction escrow and disbursed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the Special Improvement District bonds have been classified as debt, and the Summerlin Master Planned Community pays the debt service on the bonds semi-annually. As Summerlin sells land,

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that we previously paid with respect to such proportionate share of the bond.

Operating Assets

On February 2, 2012, we closed on a non-recourse financing totaling $43.3 million for the construction of 3 Waterway Square, an 11-story, 232,000 square foot office building in The Woodlands. The loan matures on January 31, 2015 and has two, one-year extension options. The loan bears interest at one-month LIBOR plus 2.65%. On August 2, 2013, we refinanced the loan with a $52.0 million non-recourse first mortgage financing bearing interest at 3.94% and maturing on August 11, 2028.

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

On November 14, 2012, we closed on a non-recourse financing totaling $38.0 million for the construction of One Hughes Landing, an eight-story, 197,000 square foot office building in The Woodlands.  The loan matures on November 14, 2015 and has two, one-year extension options.  The loan bears interest at one-month LIBOR plus 2.65%.

On August 15, 2012, we assumed a $16.0 million loan as part of the acquisition of 70 Columbia Corporate Center (“70 CCC”), located in Columbia, MD. The non-recourse, interest only promissory note matures on August 31, 2017, has a fixed rate of 4.25% and is secured by the property. The loan includes a participation right to the lender for 30% of the appreciation in the market value of the property after our 10% cumulative preferred return and repayment of the outstanding debt and our contributed equity. The fair value of the participation obligation is remeasured each quarter and the change in fair value is recorded through interest expense. For the nine months ended September 30, 2013, $2.8 million relating to the estimated increase in value of the participation right is due to increased leasing of the property and was recorded in interest expense. Virtually all of the interest was capitalized due to our development activities.

On May 31, 2012, as part of the acquisition of our former partner’s interest in Millennium Waterway Apartments, located within The Woodlands, we consolidated a $55.6 million non-recourse first mortgage loan. The proceeds from the mortgage were used to refinance the joint venture’s existing debt and to fund our acquisition of the partner’s interest in the property. The loan matures on June 1, 2022 and has a fixed interest rate of 3.75%. Payments are interest only until September 2017, then monthly principal and interest payments of $257,418 with the unpaid principal balance due at maturity.

On April 26, 2012, we closed on a $14.5 million non-recourse financing secured by 20/25 Waterway Avenue, located within The Woodlands. The loan bears interest at 4.79% and matures on May 1, 2022.

On December 5, 2011, we obtained a $41.0 million loan for 4 Waterway Square and a $14.0 million loan for 9303 New Trails, both located within The Woodlands. These non-recourse mortgages mature on December 11, 2023 and have fixed interest rates of 4.88%.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

On September 30, 2011, we closed on a $250.0 million non-recourse first mortgage financing secured by Ward Centers in Honolulu, Hawaii, that bears interest at one-month LIBOR plus 2.50%.  The loan may be drawn to a maximum $250.0 million to fund capital expenditures at the property, provided that the outstanding principal balance cannot exceed 65% of the property’s appraised value, and the borrowers are required to have a minimum 10.0% debt yield to draw additional loan proceeds under the facility.  The loan permits partial repayment during its term in connection with property releases for development. In the third quarter of 2013, certain properties securing the loan were approved for condominium development. As a result, the properties were removed from the collateral pool and a minor principal paydown of the loan was required. The loan matures on September 29, 2016, and $143.0 million of the principal balance was swapped to a 3.80% fixed rate for the term of the loan.  The loan had a weighted-average interest rate of 3.38% as of September 30, 2013. The unused portion of this mortgage was $21.3 million as of September 30, 2013.

On May 10, 2011, we closed a $29.0 million first mortgage financing secured by our office building located at 110 N. Wacker Drive in Chicago, IL. The loan term is coterminous with the expiration of the first term of the existing tenant’s lease. The loan has an interest-only period through April 2015 and, thereafter, amortizes ratably to $12.0 million through maturity.  We provided a $7.0 million repayment guarantee for the loan, which is reduced on a dollar for dollar basis during the amortization period.

Strategic Developments

On September 11, 2013, we closed on a non-recourse financing totaling $41.2 million for the construction of Two Hughes Landing, the second Class A office building in the 66-acre mixed-use development of Hughes Landing on Lake Woodlands, located in The Woodlands. Two Hughes Landing will be a 197,000 square foot, eight-story office building with an adjacent parking garage containing approximately 630 spaces and is the second of up to 11 office buildings planned for Hughes Landing. The loan matures on September 11, 2016 and has two, one-year extension options.  The loan bears interest at one-month LIBOR plus 2.65% due monthly.

Corporate

On October 2, 2013, we issued $750.0 million of Senior Notes at 6.875% maturing October 2021. Net proceeds from the transaction totaled approximately $739.6 million. Please refer to Note 20 — Subsequent Events for a more complete description of the notes.

NOTE 9                                          DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are primarily exposed to interest rate risks related to our variable interest debt, and we manage this risk by utilizing interest rate derivatives. Our objectives in using interest rate derivatives are to add stability to interest costs by reducing our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2013, the ineffective portion recorded in earnings was insignificant.

As of September 30, 2013, we had gross notional amounts of $172.0 million for interest rate swaps and a $100.0 million interest rate cap that were designated as cash flow hedges of interest rate risk. The fair value of the interest rate cap derivative was insignificant.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The table below presents the fair value of our derivative financial instruments which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets:

	September 30,	December 31,
	2013	2012
	(In thousands)
Interest Rate Swaps	$4,696	$7,183
Total derivatives designated as hedging instruments	$4,696	$7,183

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012:

				Three Months Ended September 30,
	Three Months Ended September 30,		Location of Gain	2013	2012
	2013	2012	(Loss) Reclassified	Amount of Gain	Amount of (Loss)
Cash Flow Hedges	Amount of (Loss) Recognized in OCI	Amount of (Loss) Recognized in OCI	from AOCI into Earnings	Reclassified from AOCI into Earnings	Reclassified from AOCI into Earnings
	(In thousands)			(In thousands)

Interest Rate Swaps	$(407)	$(1,466)	Interest Expense	$6	$(512)
	$(407)	$(1,466)		$6	$(512)

				Nine Months Ended September 30,
	Nine Months Ended September 30,		Location of Gain	2013	2012
	2013	2012	(Loss) Reclassified	Amount of (Loss)	Amount of (Loss)
Cash Flow Hedges	Amount of Gain Recognized in OCI	Amount of (Loss) Recognized in OCI	from AOCI into Earnings	Reclassified from AOCI into Earnings	Reclassified from AOCI into Earnings
	(In thousands)			(In thousands)

Interest Rate Swaps	$1,079	$(4,627)	Interest Expense	$(1,041)	$(1,512)
	$1,079	$(4,627)		$(1,041)	$(1,512)

NOTE 10            INCOME TAXES

Several of our subsidiaries are involved in a dispute with the IRS relating to years in which those subsidiaries were owned by General Growth Properties (“GGP”), and in connection therewith, GGP has provided us with an indemnity against certain potential tax liabilities. Pursuant to the Tax Matters Agreement with GGP, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

to which we become subject (the “Tax Indemnity”), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010 (“MPC Taxes”), in an amount up to $303.8 million, plus interest and penalties related to these amounts (the “Indemnity Cap”) so long as GGP controls the action in the United States Tax Court (the “Tax Court”) related to the dispute with the IRS as described below.  We recorded the Tax Indemnity receivable at the Indemnity Cap amount as of the spinoff date. The unrecognized tax benefits and related accrued interest recorded through September 30, 2013 are primarily related to the taxes that are the subject of the Tax Indemnity. We have recorded interest income receivable on the Tax Indemnity receivable in the amounts of $42.1 million and $36.4 million as of September 30, 2013 and December 31, 2012, respectively.

The timing of the utilization of the tax assets attributable to indemnified and non-indemnified gains results in changes to the Tax Indemnity receivable and is dependent on numerous future events, such as the timing of recognition of indemnified and non-indemnified gains, the amount of each type of gain recognized in each year, the use of specific deductions and the ultimate amount of indemnified gains recognized. These non-cash changes could be material to our financial statements.  Resolution of the Tax Court case noted below could also result in material changes to the Master Planned Community deferred gains and the timing of utilization of the tax assets, both of which could result in material changes to the Tax Indemnity receivable.  We record the Tax Indemnity receivable based on the amounts indemnified which are determined in accordance with the provisions set forth in ASC 740 (Income Taxes).

During the three months ended September 30, 2013, the Tax Indemnity receivable increased by $2.5 million. This increase was due to the increase in the related interest income of $1.8 million and a remeasurement gain of $0.7 million resulting from a reduction in our planned utilization of tax assets that contractually limit the amount we can receive pursuant to the Tax Matters Agreement.  During the nine months ended September 30, 2013, the reduction in Tax Indemnity receivable of $3.1 million related to interest income that was offset by our utilization of tax assets that contractually limit the amount we can receive pursuant to the Tax Matters Agreement and changes to our deferred tax liability for the MPC Taxes.

On May 6, 2011, GGP filed Tax Court petitions on behalf of the two former taxable REIT subsidiaries of GGP seeking a redetermination of federal income tax for the years 2007 and 2008. The petitions seek to overturn determinations by the IRS that the taxpayers were liable for combined deficiencies totaling $144.1 million. On October 20, 2011, GGP filed a motion in the Tax Court to consolidate the cases of the two former taxable REIT subsidiaries of GGP subject to litigation with the IRS due to the common nature of the cases’ facts and circumstances and the issues being litigated. The Tax Court granted the motion to consolidate. The case was heard by the Tax Court in November 2012.  We expect the Tax Court to rule on the case within the next 12 months.

Unrecognized tax benefits recorded pursuant to uncertain tax positions were $95.1 million and $95.9 million as of September 30, 2013 and December 31, 2012, respectively, excluding interest, of which this entire amount would not impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $42.2 million and $36.6 million as of September 30, 2013 and December 31, 2012, respectively. We recognized interest expense related to the unrecognized tax benefits of $1.7 million and $5.6 million for the three and nine months ended September 30, 2013, respectively. A significant amount of the unrecognized tax benefits recorded in the financial statements are related to the Tax Court litigation and are expected to be resolved within the next 12 months.

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

UNAUDITED

NOTE 11              STOCK-BASED PLANS

Our stock based plans are described, and informational disclosures provided, in the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2012.

Stock Options

The following table summarizes our stock option plan:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at January 1, 2013	861,940	$59.17
Granted	93,600	94.81
Forfeited	(24,600)	58.41
Stock Options outstanding at September 30, 2013	930,940	$62.77

Generally, options granted vest ratably over requisite service periods, expire ten years after the grant date and generally do not become exercisable until their restriction on exercise lapses after the five-year anniversary of the grant date.  In May 2013, certain key employees were granted options whereby half vest after four years of service and the remaining half vest on a graduated scale based on total shareholder return in 2017.

Restricted Stock

The following table summarizes restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at January 1, 2013	57,933	$65.72
Granted	77,432	79.77
Vested	(13,033)	60.15
Restricted Stock outstanding at September 30, 2013	122,332	$75.21

During the second quarter of 2013, we granted 66,038 shares of restricted stock at a share price of $101.77. The restrictions on the shares lapse after four years of service and 50% of such shares vest on a graduated scale based on achieving the total return on our stock through 2017. In addition, 11,394 shares of restricted stock were awarded to certain non-employee directors at a price of $97.72 as part of an annual retainer for their services during the second quarter of 2013. Likewise, 13,033 of restricted stock shares were awarded at a share price of $60.15 during the second quarter of 2012. The restrictions on the shares granted in 2012 have lapsed and the restriction on the shares granted in 2013 will generally lapse in the second quarter of 2014. As of September 30, 2013, there were 122,332 shares of restricted stock outstanding.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 12            OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of prepaid expenses and other assets.

	September 30,	December 31,
	2013	2012
	(In thousands)
Special Improvement District receivable	$39,667	$39,659
Equipment	22,301	—
Tenant and other receivables	4,959	2,346
Federal income tax receivable	5,913	5,367
Prepaid expenses	7,266	4,757
Below-market ground leases	20,087	20,341
Condominium deposits	—	19,616
Security and escrow deposits	15,007	12,865
Above-market tenant leases	1,147	1,896
Uncertain tax position asset	14,756	12,801
In-place leases	9,946	11,516
Intangibles	3,714	3,714
Other	6,671	8,592
	$151,434	$143,470

The $7.9 million increase as of September 30, 2013 compared to December 31, 2012 primarily relates to a $22.3 million increase in equipment related to an airplane purchase, a $2.6 million increase in tenant and other receivables, primarily related to $2.0 million of lease incentives at Ward Centers, which was offset by a decrease of $19.6 million in condominium deposits due to the sale of our condominium rights for ONE Ala Moana.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of accounts payable and accrued expenses.

	September 30,	December 31,
	2013	2012
	(In thousands)
Construction payables	$63,694	$17,501
Accounts payable and accrued expenses	53,402	39,634
Condominium deposits	—	19,616
Membership deposits	23,136	20,248
Above-market ground leases	2,470	2,590
Deferred income	20,956	7,767
Accrued interest	6,123	2,425
Accrued real estate taxes	8,262	6,622
Tenant and other deposits	11,891	8,096
Insurance reserve	2,087	9,037
Accrued payroll and other employee liabilities	13,035	11,514
Special assessment	2,868	2,868
Interest rate swaps	4,696	7,183
Other	11,360	15,420
	$223,980	$170,521

The $53.5 million increase as of September 30, 2013 compared to December 31, 2012 is primarily due to the increase of $46.2 million in construction payables, which relates to construction and renovation activities primarily for The Shops at Summerlin, Ward Village and Riverwalk properties that are under development, an increase of $13.2 million in deferred income primarily due to increased land sales and the deferral of a portion of the income for post-sale land development obligations at our Summerlin MPC, and an increase of $13.8 million in accounts payable and accrued expenses primarily due to the accrual of $8.6 million for lease terminations. These increases were partially offset by the decrease of $19.6 million in condominium deposits as of September 30, 2013 compared to December 31, 2012 due to the sale of our condominium rights.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 13                                    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes AOCI for the period indicated:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)

Gains and Losses on Cash Flow Hedges

(In Thousands)

For the Three Months Ended September 30, 2013

Balance as of July 1, 2013	$(7,773)
Other comprehensive income (loss) before reclassifications	(700)
Amounts reclassified from accumulated other comprehensive income (loss)	(6)
Net current-period other comprehensive income	(706)
Balance as of September 30, 2013	$(8,479)

For the Nine Months Ended September 30, 2013

Balance as of January 1, 2013	$(9,575)
Other comprehensive income before reclassifications	55
Amounts reclassified from accumulated other comprehensive income (loss)	1,041
Net current-period other comprehensive income	1,096
Balance as of September 30, 2013	$(8,479)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to profit (loss).

The following table summarizes the amounts reclassified out of AOCI for the period indicated:

Reclassifications out of Accumulated Other Comprehensive Income (Loss) (a)

(In Thousands)

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income Components	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013	Affected line item in the Statement of Operations
Gains and losses on cash flow hedges
Interest rate swap contracts	$76	$(831)	Interest (expense)
	(70)	(210)	Provision for income taxes
Total reclassifications for the period	$6	$(1,041)	Net of tax

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

We had outstanding letters of credit and surety bonds of $51.2 million and $49.3 million as of September 30, 2013 and December 31, 2012, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

On June 27, 2013, the City of New York executed the amended and restated ground lease for South Street Seaport. The restated lease terms provide for annual fixed rent of $1.2 million starting July 1, 2013 with an expiration of December 30, 2072, including our options to extend. The annual rent escalates 3.0% compounded annually. On July 1, 2048 the base rent will be adjusted to the higher of the fair market value or the then base rent. In addition to the annual base rent of $1.2 million, we are required to make annual payments of $210,000 as additional rent through the term of the lease. The additional rent escalates annually at CPI. We are entitled to a total rent credit of $1.5 million, to be taken monthly over a 30-month period beginning October 2013. Simultaneously with the execution of the lease, we executed a completion guaranty for the redevelopment of Pier 17. The completion guaranty requires us to perform certain obligations under the lease, including the commencement of construction with a scheduled completion date of March 31, 2016.

In the fourth quarter of 2012, as a result of Superstorm Sandy, the Uplands portion of South Street Seaport (area west of the FDR Drive) suffered damage due to flooding, but the Pier 17 structure was not significantly damaged. Reconstruction efforts are ongoing and the property is only partially operating. We have received $11.0 million in insurance proceeds through September 30, 2013 at South Street Seaport related to property damage of which we recognized a $3.0 million pre-tax gain during the three months ended September 30, 2013. We believe that our insurance will cover substantially all of the cost of repairing the property and will also compensate us for any revenue that has been lost as a result of the storm.

Please refer to Note 10 — Income Taxes for additional contingencies related to our uncertain tax positions.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

•      Operating Assets — includes retail, office and industrial properties, a multi-family property, The Woodlands Resort and Conference Center and other real estate investments. These assets are currently generating revenues, and we believe there is an opportunity to redevelop or reposition many of these assets to improve operating performance.

•      Strategic Developments — includes all properties held for development or redevelopment which have no substantial operations.

The assets included in each segment as of September 30, 2013, are contained in the following chart:

As our segments are managed separately, different operating measures are utilized to assess operating results and allocate resources among the segments. The one common operating measure used to assess operating results for the business segments is Real Estate Property Earnings Before Taxes (“REP EBT”), which represents the operating revenues of the properties less property operating expenses and adjustments for interest, as further described below. We believe REP EBT provides useful information about the operating performance for all of our properties.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income, corporate interest and depreciation expense, provision for income taxes, warrant liability gain (loss) and the increase (reduction) in tax indemnity receivable. We present REP EBT because we use this measure, among others, internally to assess the operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Segment operating results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Master Planned Communities
Land sales	$53,734	$40,218	$166,981	$120,235
Builder price participation	2,002	1,867	5,703	4,208
Minimum rents	196	130	585	384
Other land revenues	3,579	6,385	10,211	13,401
Other rental and property revenues	—	(7)	—	28
Total revenues	59,511	48,593	183,480	138,256

Cost of sales - land	27,063	21,439	82,616	63,096
Land sales operations	7,393	8,209	22,705	25,382
Land sales real estate and business taxes	2,370	1,751	5,348	5,533
Depreciation and amortization	10	64	25	67
Interest income	—	(49)	(16)	(179)
Interest expense (*)	(3,689)	(3,638)	(13,295)	(10,709)
Total expenses	33,147	27,776	97,383	83,190
MPC EBT	26,364	20,817	86,097	55,066

Operating Assets
Minimum rents	21,160	22,788	59,427	61,532
Tenant recoveries	5,254	6,030	15,547	17,817
Resort and conference center revenues	8,169	8,328	30,543	29,954
Other rental and property revenues	4,493	4,342	14,538	15,307
Total revenues	39,076	41,488	120,055	124,610

Other property operating costs	18,688	14,853	50,205	43,274
Rental property real estate taxes	3,148	2,934	9,054	8,160
Rental property maintenance costs	1,906	2,126	5,594	5,851
Resort and conference center operations	7,381	6,965	22,537	21,750
Provision for doubtful accounts	201	237	907	386
Depreciation and amortization	9,171	6,440	21,687	16,969
Interest income	(32)	(48)	(122)	(134)
Interest expense	4,017	4,313	14,715	11,373
Equity in Earnings from Real Estate Affiliates	(647)	(310)	(3,743)	(3,432)
Total expenses	43,833	37,510	120,834	104,197
Operating Assets EBT	(4,757)	3,978	(779)	20,413

Strategic Developments
Minimum rents	182	217	586	693
Tenant recoveries	38	35	135	115
Condominium rights and unit sales	810	—	31,191	267
Other land revenues	3,899	—	3,899	32
Other rental and property revenues	(2)	4,482	1,311	4,544
Total revenues	4,927	4,734	37,122	5,651

Condominium rights and unit cost of sales	406	(24)	15,678	143
Other property operating costs	3,940	2,080	5,277	3,032
Real estate taxes	549	640	1,759	2,423
Rental property maintenance costs	142	137	402	453
Provision for doubtful accounts	3	3	3	(101)
Demolition costs	1,386	—	1,386	—
Depreciation and amortization	48	56	139	173
Interest expense *	(401)	(193)	(1,363)	61
Equity in Earnings from Real Estate Affiliates	(2,947)	—	(8,291)	—
Total expenses	3,126	2,699	14,990	6,184
Strategic Developments EBT	1,801	2,035	22,132	(533)

REP EBT	$23,408	$26,830	$107,450	$74,946

(*) Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets Segments.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following reconciles REP EBT to GAAP-basis net income (loss):

Reconciliation of REP EBT to GAAP-net	Three Months Ended September 30,		Nine Months Ended September 30,
income (loss)	2013	2012	2013	2012
	(In thousands)

REP EBT	$23,408	$26,830	$107,450	$74,946
General and administrative	(11,914)	(11,464)	(34,310)	(28,021)
Corporate interest income, net	1,955	2,315	6,259	6,814
Warrant liability loss	(4,479)	(64,303)	(148,706)	(162,724)
Provision for income taxes	(5,172)	(2,618)	(21,012)	(7,703)
Increase (reduction) in tax indemnity receivable	730	(2,873)	(8,673)	(11,655)
Other income	3,662	2,125	8,118	2,125
Corporate depreciation	(757)	(204)	(1,359)	(506)
Net income (loss)	$7,433	$(50,192)	$(92,233)	$(126,724)

The following reconciles segment revenue to GAAP-basis consolidated revenues:

Reconciliation of Segment Basis Revenues to	Three Months Ended September 30,		Nine Months Ended September 30,
GAAP Revenues	2013	2012	2013	2012
	(In thousands)

Master Planned Communities	$59,511	$48,593	$183,480	$138,256
Operating Assets	39,076	41,488	120,055	124,610
Strategic Developments	4,927	4,734	37,122	5,651
Total revenues	$103,514	$94,815	$340,657	$268,517

The assets by segment and the reconciliation of total segment assets to the total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	September 30,	December 31,
	2013	2012
	(In thousands )
Master Planned Communities	$1,792,635	$1,756,625
Operating Assets (a)	1,130,601	944,562
Strategic Developments	296,295	288,287
Total segment assets	3,219,531	2,989,474
Corporate and other (b)	499,699	513,568
Total assets	$3,719,230	$3,503,042

(a) Certain assets included in our Operating Asset segment are in various stages of redevelopment and are included in Developments on our Condensed Consolidated Balance Sheets.

(b) Assets included in Corporate and other consist primarily of the Tax Indemnity receivable, including interest, and Cash and cash equivalents.

The increase in the Operating Assets segment’s asset balance as of September 30, 2013 of $186.0 million as compared to December 31, 2012 is primarily due to $61.8 million of total assets from 3 Waterway Square and $37.8 million of total assets from One Hughes Landing being reclassified from the Strategic Developments segment because they were placed in service. We also invested approximately $85.6 million related to development activities in our Operating Assets segment.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 16                                    SUBSEQUENT EVENTS

On October 2, 2013, we issued $750.0 million in aggregate principal amount of 6.875% Senior Notes due 2021 (the “Senior Notes”). We intend to use the net proceeds for development, acquisitions and other general corporate purposes. Interest is payable semiannually, on April 1 and October 1 of each year starting in April 2014. At any time prior to October 1, 2016, we may redeem up to 35% of the Notes using the proceeds from equity offerings or we may redeem some or all of the Notes at a price equal to 106.875% of the principal amount. We may redeem all or part of the Notes at any time on or after October 1, 2016 with a declining call premium there after to maturity. The Notes contain customary terms and covenants for non-investment grade senior notes and have no maintenance covenants.

On October 4, 2013, we entered into a joint venture agreement with Kettler, Inc., to construct a 437 unit, Class A apartment building with 31,000 square feet of ground floor retail on Parcel C in downtown Columbia, MD.  We contributed approximately five acres of land having an estimated book value of $4.0 million to the joint venture.  The transaction values our land at $23.4 million or $53,500 per constructed unit. When the venture closes on the construction loan and upon completion of certain other conditions, including obtaining completed site development and construction plans and an approved project budget, our partner will be required to contribute cash to the venture.

On October 24, 2013, we closed on a $64.4 million partial recourse construction loan for The Outlet at Riverwalk. The loan bears interest at one-month LIBOR plus 2.75%, with an initial maturity date of October 24, 2016 with two one-year extension options.

On October 30, 2013, we sold our interest in Head Acquisition, LP (“Head”), a cost basis investment, for net cash proceeds of $13.3 million resulting in a gain of approximately $8.5 million, which will be recognized in the fourth quarter of 2013.  Our investment in Head had previously been impaired resulting in a significant book/tax difference and the recognition of a deferred tax asset of $76.4 million, which had been fully reserved due to the uncertainty around our ability to recognize the tax benefit in future periods. Due to the sale of our interest in Head Acquisition, LP and certain tax planning strategies that are now in place, we may release some or all of the valuation allowance in the fourth quarter 2013.

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

In this Quarterly Report, for example, we make forward-looking statements discussing our expectations about:

•      capital required for our operations and development opportunities for the properties in our Operating Assets and Strategic Developments segments;

•      expected performances of our Master Planned Communities segment and other current income producing properties; and

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

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income, corporate interest and depreciation expense, provision for income taxes, warrant liability gain (loss) and the increase (reduction) in tax indemnity receivable. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.  A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 15 — Segments.

REP EBT should not be considered as an alternative to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss), as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of this metric are that it:

•      does not include our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•      does not include corporate general and administrative expenses;

•      does not include interest expense on our corporate debt;

•      does not include income taxes that we may be required to pay;

•      does not include any cash requirements for replacement of depreciated or amortized assets or take into account that these assets have different useful lives;

•      does not include limitations on, or costs related to, transferring earnings from our Real Estate Affiliates to us; and

•      may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

Operating Assets Net Operating Income

We believe that net operating income (“NOI”) is a useful supplemental measure of the performance of our Operating Assets because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs. We define NOI as revenues (rental income, tenant recoveries and other income) less expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI also excludes straight line rents and amortization of tenant incentives, net interest expense, ground rent and depreciation and other amortization expenses and equity in earnings from Real Estate Affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns.

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

Results of Operations

Consolidated revenues for the three and nine months ended September 30, 2013 increased $8.7 million and $72.1 million, respectively, compared to the corresponding periods in 2012, primarily due to higher revenues in our MPCs and Strategic Developments segments. MPC segment land sale revenues increased $13.5 million and $46.7 million for the three and nine months ended September 30, 2013, respectively, compared to the corresponding periods in 2012, due to the higher demand for our residential superpad sites in Summerlin and finished lots in The Woodlands. Strategic Developments revenue increased $0.2 million and $31.5 million for the three and nine months ended September 30, 2013, respectively, compared to the corresponding periods in 2012, due to the sale of our ONE Ala Moana condominium rights in the second quarter.

The net income attributable to common stockholders was $7.3 million, or $0.17 earnings per diluted share, for the three months ended September 30, 2013 as compared to a net loss attributable to common stockholders of $49.4 million, or $1.30 loss per diluted share, for the corresponding period in 2012. The $56.7 million higher net income for the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due to a warrant liability loss of $4.5 million for the three months ended September 30, 2013 compared to a warrant liability loss of $64.3 million for the corresponding period in 2012.

The net loss attributable to common stockholders was $92.3 million, or $2.34 loss per diluted share, for the nine months ended September 30, 2013 as compared to a net loss attributable to common stockholders of $127.4 million, or $3.36 loss per diluted share, for the corresponding period in 2012. The $35.0 million decrease in net loss for 2013 as compared to 2012 was primarily due to higher earnings from our MPC segment of $31.0 million, higher earnings from our Strategic Developments segment of $22.7 million, and lower warrant liability loss of $14.0 million, offset by lower earnings in our Operating Assets segment of $21.2 million and higher income tax expense of $13.3 million. The lower earnings in our Operating Assets segment was mainly due to increased interest expense of $3.3 million, increased depreciation and amortization of $4.7 million, increased other property operating costs of $6.9 million, and decreased revenues of $4.6 million. Please refer to the individual segment operations sections and the general and administrative section for explanations of these variances.

Segment Operations

Please refer to Note 15 - Segments for additional information including reconciliations of our segment basis results to generally accepted accounting principles (“GAAP”) basis results.

Master Planned Communities Segment

MPC revenues vary between periods based on economic conditions and several factors such as, but not limited to, location, development density and commercial or residential use. Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for our pads sites and lots; therefore, we use this statistic in the discussion of our MPCs below. Net new home sales reflect home sales made by home builders less cancelations. Cancelations occur when a home buyer signs a contract to purchase a home but later fails to qualify for a home mortgage or is unable to provide an adequate down payment to complete the home sale.  Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized project costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition and development costs less adjustment for previous impairment charges. Development expenditures are capitalized and generally not reflected in the Condensed Consolidated Statements of Operations in the current year.

MPC sales for the three months ended September 30, 2013 and 2012 is summarized as follows:

	MPC Sales Summary
	Land Sales		Acres Sold		Number of Lots/Units		Price per Acre		Price per Lot/Units
	Three Months Ended September 30,
($ in thousands)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Columbia
Commercial
Multi-family	$—	$5,300	—	18.7	—	—	$—	$283	$—	$—

Bridgeland
Residential
Single family - detached	1,761	6,170	6.0	22.2	29.0	104.0	294	278	61	59
Commercial
Multi-family	2,636	—	16.6	—	—	—	159	—	—	—
	4,397	6,170	22.6	22.2	29.0	104.0	195	278	61	59

Summerlin
Residential
Single family - detached	1,661	3,524	2.1	5.1	20.0	41.0	791	691	83	86
Custom lots	1,698	515	1.9	0.6	5.0	1.0	894	858	340	515
Superpad sites	26,340	3,689	72.5	16.0	316.0	53.0	363	231	83	70
	29,699	7,728	76.5	21.7	341.0	95.0	388	356	87	81

The Woodlands
Residential
Single family - detached	18,098	19,898	27.5	52.3	117.0	235.0	658	380	155	85
Single family - attached	1,225	—	1.8	—	21.0	—	681	—	58	—
Commercial
Retail	1,500	—	2.1	—	—	—	714	—	—	—
Office and other	—	1,330	—	2.8	—	—	—	475	—	—
	20,823	21,228	31.4	55.1	138.0	235.0	663	385	140	85
Total acreage sales revenue	54,919	40,426	130.5	117.7	508.0	434.0

Deferred revenue	(6,791)	(1,051)
Special Improvement District revenue	5,606	843
Total land sales revenue - GAAP basis	$53,734	$40,218

MPC sales for the nine months ended September 30, 2013 and 2012 is summarized as follows:

	MPC Sales Summary
	Land Sales		Acres Sold		Number of Lots/Units		Price per Acre		Price per Lot/Units
	Nine Months Ended September 30,
($ in thousands)	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Columbia
Residential
Townhomes	$—	$4,156	—	1.2	—	28.0	$—	$3,463	$—	$148
Commercial
Multi-family	—	5,300	—	18.7	—	—	—	283	—	—
	—	9,456	—	19.9	—	28.0	—	475	—	148

Bridgeland
Residential
Single family - detached	7,219	17,183	24.0	63.9	109.0	313.0	301	269	66	55
Commercial
Multi-family	2,636	—	16.6	—	—	—	159	—	—	—
	9,855	17,183	40.6	63.9	109.0	313.0	243	269	66	55

Summerlin
Residential
Single family - detached	9,846	11,268	13.2	16.4	108.0	121.0	746	687	91	93
Custom lots	4,438	3,761	4.8	4.8	11.0	9.0	925	784	403	418
Superpad sites	67,849	12,505	215.5	55.3	989.0	232.0	315	226	69	54
Commercial
Retail	—	784	—	1.0	—	—	—	784	—	—
	82,133	28,318	233.5	77.5	1,108.0	362.0	352	365	74	76

The Woodlands
Residential
Single family - detached	70,910	55,459	118.1	151.0	470.0	598.0	600	367	151	93
Single family - attached	2,799	—	5.6	—	61.0	—	500	—	46	—
Commercial
Retail	1,500	6,437	2.1	10.4	—	—	714	619	—	—
Office and other	—	1,250	—	1.2	—	—	—	1,042	—	—
Other	135	50	0.7	0.8	—	—	193	63	—	—
	75,344	63,196	126.5	163.4	531.0	598.0	596	387	139	93
Total acreage sales revenue	167,332	118,153	400.6	324.7	1,748.0	1,301.0
Deferred revenue	(14,450)	(1,870)
Special Improvement District revenue	14,099	3,952
Total land sales revenue - GAAP basis	$166,981	$120,235

MPC segment land sales increased 33.6%, or $13.5 million, to $53.7 million for the three months ended September 30, 2013, and increased 38.9%, or $46.7 million, to $167.0 million for the nine months ended September 30, 2013, as compared to $40.2 million and $120.2 million for the same periods in 2012. Land sales for the three months ending September 30, 2013, including Special Improvement District (“SID”) transfers and reimbursements and deferred revenue, increased at Summerlin and The Woodlands by 71.6% to $49.3 million, partially offset by a decrease of $7.1 million in land sales at Bridgeland and Columbia. Land sales for the nine months ended September 30, 2013, including SID assumptions and reimbursements and deferred revenue, increased at Summerlin and The Woodlands by 67.9% to $157.1 million, partially offset by a decrease of $16.8 million in land sales at Bridgeland and Columbia. The increase in residential land sales is primarily due to strong homebuilder demand for superpad sites at Summerlin and the improved average lot sales price due to a competitive residential lot bid process.

The single family detached average lot price for our combined MPC’s increased 71.8%, or $56,757  to $135,778 for the three months ended September 30, 2013, and increased 57.2%, or $48,179 to $132,397 for the nine months ended September 30, 2013, as compared to $79,021 and $84,218 for the same periods in 2012.

For large MPCs such as ours, sales prices on a per lot basis and per acre basis generally increase as the size of the developed lot grows. This is because smaller lots are more commodity-like and larger lots may have more unique features. The average homebuyer finds more competition for new and resale homes on the lower end of the price range in the broader residential market. As lot sizes and prices increase, the number of potential customers and developers decreases. Barring a softening in market conditions, when a MPC reaches the level whereby land is scarce, pricing begins to escalate on a per lot and per acre basis due to a scarcity premium resulting from the market’s realization that new home site inventory will be depleted.

The Woodlands and Bridgeland MPCs

The Woodlands land sales decreased 1.9% or $0.4 million to $20.8 million and increased 19.2% or $12.1 million to $75.3 million, for the three and nine months ended September 30, 2013, respectively, compared to $21.2 million and $63.2 million for the corresponding periods in 2012. The lot bid process introduced in The Woodlands in August 2012 resulted in increased revenues of $13.4 million for the nine months ending September 30, 2013 compared to the same period in 2012. The 49.7% increase in average lot price to $139,000 in 2013 from $93,000 in 2012 is primarily due to the competitive bid process begun in August 2012 and the scarcity of remaining available residential land in The Woodlands.

From August 2012 through September 30, 2013, The Woodlands sold 1,062 residential lots through a competitive bid process. Of these lots, 674 have closed as of September 30, 2013, providing total revenues of $59.0 million for the nine months ended September 30, 2013 and $38.5 million in 2012. Another 103 lots are expected to close in the fourth quarter of 2013 providing an estimated $18.8 million of revenues. The remaining 285 lots are expected to close in 2014 and 2015 providing an estimated $51.7 million of revenues.

Bridgeland’s land sales decreased $1.8 million to $4.4 million and decreased $7.3 million to $9.9 million for the three and nine months ended September 30, 2013, respectively compared to land sales of $6.2 million and $17.2 million for the corresponding periods in 2012. The decrease in lot sales revenues in both the three and nine months ended September 30, 2013, as compared to the same periods in 2012, relates primarily to the availability of lot inventory. Bridgeland’s inventory levels are low due to pending permits from the U.S. Army Corps of Engineers (“USACE”).  We are pursuing a wetland permit from the USACE to build on 806 acres of land. Bridgeland had 13 lots in inventory as of September 30, 2013 and expects to add 32 lots to inventory during the fourth quarter of 2013. These lots will be offered for sale in a bid process during the fourth quarter 2013 with anticipated closing by the end of this year. Land sales for the three and nine months ended September 30, 2013 include a $2.6 million sale of a commercial parcel.

The average price per residential acre at Bridgeland increased 5.6%, or $16,000 to $294,000 per acre for the three months ended September 30, 2013, and 11.9%, or $32,000 to $301,000 for the nine months ended September 30, 2013 as compared to $278,000 and $269,000 per acre, respectively, for the same periods in 2012. The average lot price for the nine months ended September 30, 2013 increased to $66,000 as compared to $55,000 in the same period of 2012. This 20.6% increase resulted from increases in lot pricing during 2013 and more sales of higher-end lots.

The Houston, Texas area continues to benefit from a strong energy sector.  Additionally, we expect the construction of the Grand Parkway to positively impact the surrounding areas. The Grand Parkway is an approximate 180-mile circumferential highway traversing seven counties and encircling the Greater Houston region. Construction of segment E, which bisects Bridgeland, (from IH 10 to US 290) of the Grand Parkway should be completed by late 2013 or early 2014, and segments F1 (from US 290 to SH 249) and F2 (from SH 249 to IH 45) are scheduled for completion in early 2015. Completion of these segments will have a positive impact on travel patterns for residents living in The Woodlands and Bridgeland. The groundbreaking for segments F1 and F2 was in July 2013. In addition, the Grand Parkway was instrumental in ExxonMobil’s decision to relocate and construct a large corporate campus on a 385-acre site just south of The Woodlands. The site is expected to include approximately 20 buildings, representing three million square feet of space, and we believe is one of the largest construction projects currently under way in the U.S. ExxonMobil expects to begin relocating employees to this new location starting in early 2014 and ending in 2015. Upon completion of the relocation, ExxonMobil expects approximately 10,000 employees will work at the new campus. The direct and indirect jobs related to this relocation are positively impacting The Woodlands and Bridgeland due to increased housing demand, as well as commercial space needs for companies servicing ExxonMobil.

Summerlin MPC

Summerlin’s land sales increased 284.3% or $22.0 million to $29.7 million for the three months ended September 30, 2013, and increased 190.0% or $53.8 million to $82.1 million for the nine months ended September 30, 2013, compared to $7.7 million and $28.3 million for the corresponding periods in 2012. These increases were primarily due to significantly higher sales of superpad sites in terms of volume and price per acre. Superpad sites are typically approximately 20 acre parcels of unimproved land where we develop and construct the major utilities (water, sewer and drainage) and roads to the borders of the parcel and the homebuilder completes the on-site utilities, roads and finished lots. The average price per acre for superpads increased 57.1%, or $132,000, to $363,000 for the third quarter 2013 and 39.4%, or $89,000, to $315,000 for the nine months ended September 30, 2013 when compared to the same periods in 2012. The increase of average price per acre is primarily due to a scarcity of attractive developable residential land in the market and improving new housing demand.

Builder and new home sales activity continues to improve in Summerlin with 153 new home sales during the third quarter of 2013, representing a 19.5% increase as compared to the 128 new home sales in the third quarter of 2012. Inventory levels for both the new home segment and the resale market continue to decline, resulting in improved home pricing, which we believe will translate to higher per acre land prices in the future. The total number of properties listed for sale has declined 12.6% during the past year in the Las Vegas market. As new home prices increase, we also earn higher price participation fees from the homebuilders, and the value of our land inventory also increases. Furthermore, as more fully discussed in our Strategic Developments segment, we are constructing the 1.6 million square foot Summerlin Downtown mixed-use development on 106 acres in Summerlin. We believe that this destination for shopping and entertainment will further increase residential sales and pricing when completed in the fourth quarter of 2014. As of September 30, 2013, Summerlin had 377 residential lots under contract of which 225 lots are scheduled to close in 2013, providing an estimated $23.9 million of revenues. The remaining 152 lots are scheduled to close in 2014 and 2015, providing an estimated $29.1 million of revenues.

Total revenues and expenses for the MPC segment are summarized as follows:

Master Planned Communities Revenues and Expenses  (*)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Land sales	$53,734	$40,218	$166,981	$120,235
Builder price participation	2,002	1,867	5,703	4,208
Other land revenues and minimum rents	3,775	6,508	10,796	13,813
Total revenues	59,511	48,593	183,480	138,256

Cost of sales - land	27,063	21,439	82,616	63,096
Land sales operations	9,763	9,960	28,053	30,915
Depreciation and amortization	10	64	25	67
Interest expense, net	(3,689)	(3,687)	(13,311)	(10,888)
Total expenses	33,147	27,776	97,383	83,190
MPC REP EBT	$26,364	$20,817	$86,097	$55,066

(*)  For a detailed breakdown of our MPC segment EBT, please refer to Note 15 - Segments of our Condensed Consolidated Financial Statements.

Builder price participation represents the contractual amount we collect from builder home sales when the home sells for greater than an agreed upon sales price when the land was sold to the builder. Builder price participation increased $0.1 million and $1.5 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, primarily due to increased home closings at higher prices at Summerlin and The Woodlands.

Other land revenues decreased $2.7 million and $3.0 million for the three months and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012. The primary reason for the decreases were land use modification fees collected in 2012 that were not repeated in 2013 and the termination of a contract in June 2012 that provided easement fee revenues in The Woodlands.

Cost of sales - land increased $5.6 million and $19.5 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, primarily due to higher land sales revenue at Summerlin and The Woodlands. Our total land sales gross margins, which include builder price participation, increased to 51.4% and 52.2% for the three and nine months ended September 30, 2013, respectively, as compared to 49.1% and 49.3%, respectively, for the same periods in 2012. Gross margins at both Summerlin and The Woodlands increased in 2013 due to significant increases in the average lot price for superpad sites at Summerlin and the significant increase in the average lot price of single family lots at The Woodlands.

Land sales operations expenses were flat for the three months ended September 30, 2013 and decreased $2.9 million for the nine months ended September 30, 2013, as compared to the same periods in 2012. The majority of this decrease relates to reduced advertising and marketing costs, commissions, closing costs, sale incentives and real estate taxes.  There were fewer commercial land sales in the third quarter of 2013, which resulted in lower commissions and selling expenses. In addition, advertising and marketing expenses were lower as a result of co-branding The Woodlands and Bridgeland.

Interest expense, net reflects the amount of interest that is capitalized at the project level. The $2.4 million increase for the nine months ended September 30, 2013, as compared to the same period in 2012, is related to the higher qualified asset base and higher consolidated company debt levels which resulted in increased capitalized interest.

In addition to REP EBT for the MPCs, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. MPC Net Contribution is defined as MPC REP EBT, plus MPC cost of sales and depreciation and amortization reduced by MPC development and acquisition expenditures.  Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 15 - Segments. The following table sets forth the MPC Net Contribution for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
MPC REP EBT (*)	$26,364	$20,817	$86,097	$55,066
Plus:
Cost of sales - land	27,063	21,439	82,616	63,096
Depreciation and amortization	10	64	25	67
Less:
MPC land/residential development and acquisitions expenditures	33,244	25,506	100,728	72,741
MPC Net Contribution	$20,193	$16,814	$68,010	$45,488

(*)  For a detailed breakdown of our MPC segment EBT, please refer to Note 15 - Segments of our Condensed Consolidated Financial Statements.

The MPC Net Contribution increased by $3.4 million and $22.5 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increase in MPC Net Contribution was primarily attributable to increased land sales at Summerlin and The Woodlands, and SID transfers and reimbursements at Summerlin, partially offset by increased development expenditures at Bridgeland, Summerlin and The Woodlands. MPC land and residential development expenditures consist primarily of land development costs, such as water, sewer, drainage and paving.

Operating Assets Segment

Operating assets typically generate rental revenues sufficient to cover their operating costs except when a substantial portion, or all, of the property is being redeveloped or vacated for development. Variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. We view NOI as an important measure of the operating performance of our Operating Assets.

Operating Assets NOI and REP EBT

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Retail
Cottonwood Square	$83	$97	$326	$320
Landmark Mall (a)	21	153	415	662
Park West	406	251	970	739
Rio West Mall (b)	213	265	851	995
Riverwalk Marketplace (c)	(35)	94	(806)	573
South Street Seaport (c)	(3,501)	1,878	(6,938)	4,085
Ward Centers	6,006	5,616	17,868	16,735
20/25 Waterway Avenue (d)	365	407	955	1,242
Waterway Garage Retail	137	(8)	208	2
Total Retail	3,695	8,753	13,849	25,353
Office
110 N. Wacker	1,512	1,517	4,516	4,554
1400 Woodloch Forest (e)	245	440	914	1,202
Columbia Office Properties	202	593	865	1,698
70 Columbia Corporate Center (f)	233	(8)	376	(8)
2201 Lake Woodlands Drive	(43)	23	(74)	21
4 Waterway Square	1,494	1,478	4,467	4,140
9303 New Trails	387	475	1,316	1,435
3 Waterway Square (g)	514	—	585	—
One Hughes Landing (g)	(106)	—	(106)	—
Total Office	4,438	4,518	12,859	13,042

Millennium Waterway Apartments (h)	1,029	1,147	3,406	1,407
The Woodlands Resort and Conference Center	788	1,363	8,006	8,205
Total Retail, Office, Multi-family, Resort and Conference Center	9,950	15,781	38,120	48,007

The Club at Carlton Woods (i)	(2,505)	(1,081)	(4,120)	(3,383)
The Woodlands Parking Garages	(152)	(236)	(556)	(729)
The Woodlands Ground Leases	111	98	335	289
Other Properties	(54)	260	(185)	1,037
Total Other	(2,600)	(959)	(4,526)	(2,786)
Total Operating Assets NOI - Consolidated	7,350	14,822	33,594	45,221

Straight-line lease and incentives amortization	780	(449)	1,047	(32)
Depreciation and amortization	(9,171)	(6,440)	(21,687)	(16,969)
Write-off of lease intangibles and other	(378)	—	(2,883)	—
Equity in earnings from Real Estate Affiliates	647	310	3,743	3,432
Interest expense, net	(3,985)	(4,265)	(14,593)	(11,239)
Total Operating Assets REP EBT (j)	$(4,757)	$3,978	$(779)	$20,413

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Operating Assets NOI - Equity and Cost Method Investments
Forest View/Timbermill Apartments (k)	$—	$(25)	$—	$557
Millennium Waterway Apartments (h)	—	—	—	1,768
Summerlin Baseball Club Member, LLC	165	—	165	—
Stewart Title	782	665	1,848	1,333
Woodlands Sarofim # 1	376	61	1,025	537
Total NOI - equity investees	1,323	701	3,038	4,195

Adjustments to NOI (l)	98	(22)	29	(1,473)
Equity Method Investments REP EBT	1,421	679	3,067	2,722
Less: Joint Venture Partner’s Share of REP EBT	(774)	(369)	(1,827)	(1,666)
Equity in earnings from Real Estate Affiliates	647	310	1,240	1,056

Distributions from Summerlin Hospital Investment	—	—	2,503	2,376
Segment equity in earnings from Real Estate Affiliates	$647	$310	$3,743	$3,432

Company’s Share of Equity Method Investments NOI
Millennium Waterway Apartments (h)	$—	$—	$—	$1,477
Woodlands Sarofim # 1	75	12	205	107
Stewart Title	391	333	924	667
Summerlin Las Vegas Baseball Club	83	—	83	—
Forest View/Timbermill Apartments (k)	—	(13)	—	279
Total NOI - equity investees	$549	$332	$1,212	$2,530

Company’s Share of Equity Method Investments Debt and Cash

	Economic	September 30, 2013
	Ownership	Debt	Cash
		(In thousands)

Woodlands Sarofim #1	20.00%	1,324	153
Stewart Title	50.00%	—	409
Summerlin Las Vegas Baseball Club	50.00%	—	365

(a)	Occupancy down to 77.6% as of September 30, 2013 compared to 90.6% as of September 30, 2012 due to the upcoming redevelopment.
(b)	Rio West Mall was sold on September 30, 2013.
(c)	Property is in redevelopment as of September 30, 2013; see discussion in section following the table.
(d)

The NOI decrease for the three and nine months ended September 30, 2013, as compared to 2012 was primarily attributable to a vacancy resulting from a tenant lease termination. We executed a new lease for a replacement tenant who took possession of the space in July 2013.

(e)

The NOI decrease for the three and nine months ended September 30, 2013 as compared to 2012 was primatily related to the planned relocation of one tenant moving to 3 Waterway Square in June 2013. Approximately 70% of the square footage vacated by the tenant remains vacant as of September 30, 2013.

(f)	70 Columbia Corporate Center was acquired on August 15, 2012; see discussion in section following the table for more information.
(g)	Property was placed in service during 2013; see discussion in section following the table.
(h)

On May 31, 2012, we acquired our partner’s interest in the 393-unit Millennium Waterway Apartments. NOI for periods prior to June 1, 2012 is reported in the Operating Assets NOI - Equity and Cost Method Investment table.

(i)	See discussion in section following the table.
(j)	For a detailed breakdown of our Operating Asset segment REP EBT, please refer to Note 15 - Segments in the Condensed Consolidated Financial Statements.
(k)

On April 19, 2012, the joint ventures owning the Forest View and Timbermill Apartments completed their sale to a third party. Our share of the distributable cash after repayment of debt and transaction expenses was $8.6 million.

(l)	Adjustments to NOI include straight-line and market lease amortization, depreciation and amortization and non-real estate taxes.

Reconciliation of Operating Assets Segment Equity in Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Equity Method investments:
Forest View/Timbermill Apartments	$—	$—	$—	$4
Millennium Waterway Apartments	—	—	—	406
Summerlin Baseball Club Member, LLC	220	—	220	—
Stewart Title	382	324	899	640
Woodlands Sarofim #1	45	(14)	121	6
	647	310	1,240	1,056
Cost basis investments and dividends	—	—	2,503	2,376
Operating Assets segment Equity in Earnings from Real Estate Affiliates	647	310	3,743	3,432
Strategic Developments segment Equity in Earnings from Real Estate Affiliates	2,947	—	8,291	—
Equity in Earnings from Real Estate Affiliates	$3,594	$310	$12,034	$3,432

Retail Properties

Retail NOI for the three months ended September 30, 2013 decreased $5.1 million to $3.7 million as compared to $8.8 million for the same period in 2012. Retail NOI for the nine months ended September 30, 2013 decreased $11.5 million to $13.8 million as compared to $25.4 million for the same period in 2012. Both decreases for the three and nine months ended September 30, 2013, were primarily attributable to our South Street Seaport property. South Street Seaport’s NOI decreased $5.4 million and $11.0 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. For further details related to this variance, please refer to the South Street Seaport discussion hereinafter.

For the nine months ended September 30, 2013, we executed 126 retail leases for a total of 498,683 square feet with average starting rents of $24.57 per square foot. This square footage is comprised of (1) pre-leased space associated with projects currently under development, (2) comparable space associated with stabilized assets whereby the square footage was occupied by a tenant within 12 months prior to the executed agreement, (3) non-comparable space associated with stabilized assets whereby the square footage was previously vacant for more than 12 months or has never been occupied, and (4) space executed and occupied prior to the disposition of an asset.

Of the executed retail leases, 343,704 square feet represent pre-leased space under development with average starting rents of $26.40 per square foot and an average lease term of 108 months. Leases representing pre-leased space have total tenant improvement commitments of $15.9 million, or $54.32 per square foot and total leasing commissions of $1.2 million, or $6.75 per square foot. In addition, 108,107 square feet represent comparable leases whereby the square footage was previously occupied by another tenant within 12 months prior to the executed agreement. The executed comparable leases represent an increase in cash rents of 2.8% over previous rents. The remaining 46,872 square feet represent non-comparable leases and are associated with space which was previously vacant. The comparable and non-comparable leases have an average lease term of 51 months and have total tenant improvement commitments of $1.3 million, or $21.08 per square foot, and total leasing commissions of $0.3 million, or $8.70 per square foot. Additionally, of the total comparable and non-comparable square footage, 38,922 square feet represent space which was executed and occupied at Rio West prior to its sale on September 30, 2013. The minimal amount of leasing commissions paid relative to the total executed leased space is reflective of the success of our internal leasing efforts.

Ward Centers

Ward Centers NOI increased $0.4 million to $6.0 million and $1.1 million to $17.9 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.  The increase is primarily due to the commencement of the 36,000 square foot TJ Maxx lease in May 2012. In April 2013, Bed Bath & Beyond opened its approximately 30,000 square foot store which provided an additional $0.8 million in annual NOI.

During 2012, we substantially completed Phase One of The Ward Village Shops consisting of approximately 70,000 square feet for a total cost of $32.1 million. The 36,000 square foot upper level cost $20.5 million and was placed in service in May 2012 when TJ Maxx took occupancy.

On July 25, 2012, we announced the development of Phase Two of Ward Village Shops, a 57,000 square foot, two-story retail center.  Construction began in the third quarter of 2012 and remains on schedule for an expected opening in the fourth quarter of 2013. We expect to invest approximately $26.2 million in this project of which $21.8 million of costs have been incurred as of September 30, 2013. Pier 1 Imports and Nordstrom Rack have executed leases to occupy 100% of this retail center and are relocating from their current locations within Ward Centers during the fourth quarter 2013. The original Pier 1 Imports location is the site of one of the first two planned market-rate condominium towers for which we expect to launch pre-sales by the end of 2013/early 2014. Pier 1 Imports and Nordstrom Rack are expected to contribute an incremental $1.0 million of combined annual NOI when they take possession in late 2013.

In October 2012, we announced plans to transform Ward Centers into Ward Village, a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets. Our master plan development agreement with the Hawaii Community Development Authority (“HCDA”) allows for up to 9.3 million square feet, including up to 7.6 million square feet of residential (4,000 units which are initially estimated to average approximately 1,500 square feet per unit), and up to 1.7 million square feet of retail, office, commercial and other uses. Full build-out is estimated to take over 15 years, but will ultimately depend on market absorption and many other factors that are difficult to estimate.

The first phase of the master plan includes the renovation of the IBM Building and the development of approximately 482 condominium units in two mixed-use residential towers and development of one other tower with workforce residential units having sales prices lower than market rate. We expect the first two market-rate towers to be completed in 2016.

During the first quarter of 2013, we began redevelopment of the IBM Building into a world-class information center and residential sales gallery for the entire project. The building renovation is on schedule for completion by the end of 2013, with an anticipated cost of $24.4 million. Approximately $13.4 million has been incurred on this project as of September 30, 2013.

Development permit applications and detailed plans for Phase One, which includes the first three residential towers, were approved by the HCDA in the third quarter of 2013 and condominium documents have been submitted to the Hawaii Real Estate Commission. We anticipate that we will receive the Real Estate Commission’s approval in the fourth quarter of 2013 and expect to launch pre-sales by the end of 2013/early 2014. We have incurred pre-development costs for Phase One of approximately $11.9 million as of September 30, 2013.

South Street Seaport

During the fourth quarter of 2012, the Uplands portion of South Street Seaport (areas west of Pier 17) suffered flooding damage due to Superstorm Sandy which rendered the Uplands space untenantable. The NOI losses at South Street Seaport during the three and nine months ended September 30, 2013 were $3.5 million and $6.9 million, respectively, and were primarily attributable to lower revenues of $3.4 million and $9.5 million, respectively. Reconstruction efforts are ongoing and partial operations resumed during 2013.

In August 2013 we filed a claim with our insurance carriers relating to property damage and lost income from Superstorm Sandy. We believe that our insurance will cover substantially all of the cost of repairing the property and will also compensate us for any revenue that has been lost as a result of the storm. As of September 30, 2013, we had received $11.0 million of insurance proceeds. Insurance recoveries to date have exceeded the then book value of the property at the date of the storm and for the three months ended September 30, 2013, we recorded a $3.0 million pre-tax gain in Other Income.

During the second quarter of 2013, we launched the SEE/CHANGE marketing campaign to re-brand South Street Seaport. The SEE/CHANGE campaign is accompanied by seasonal programming to re-energize the Seaport by activating the Uplands public areas with unique food and beverage operations, pop-up retail in shipping containers, art installations, and a lawn area complete with a stage and screen for outdoor films and concerts. The purpose of this program is to draw local New York residents to the Seaport, while changing the perception that South Street Seaport is primarily a tourist destination. During the third quarter of 2013, SEE/CHANGE-related expenses were approximately $1.0 million. We also incurred a $1.2 million charge related to an early lease termination.

In June 2013, the City of New York executed the amended and restated ground lease for South Street Seaport, which was the final step necessary for the commencement of the renovation and reconstruction of the existing Pier 17 Building (“Renovation Project”). Per our prior agreement with the New York City Council, we postponed the commencement of construction until October 1, 2013 allowing merchants struggling in the aftermath of Superstorm Sandy to remain in business through the summer. The Renovation Project will increase the leasable area of Pier 17 to approximately 195,000 square feet and features a complete transformation of the Pier 17 building, and is designed to include a vibrant, open rooftop with 40% more open space, upscale retail, outdoor entertainment venues and a dynamic food market. Additionally, we plan to lease approximately 180,000 square feet of retail space in the Uplands. The estimated budget for the Renovation Project and redevelopment of the Uplands is approximately $425 million, $11.2 million of which are demolition costs that will be expensed as incurred. As of September 30, 2013, we have incurred approximately $17.9 million of development costs related to this project and have incurred no demolition costs.

Riverwalk Marketplace

The $0.1 million and $1.4 million NOI decrease for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012 was primarily attributable to vacating tenants in advance of the commencement of construction in June 2013 to transform the property into The Outlet Collection at Riverwalk, an upscale outlet center.  The Outlet Collection at Riverwalk will be the nation’s first outlet center located in the downtown of a major city. The redevelopment will feature a tenant mix of top national retailers with established outlet stores, local retailers and several dining and entertainment options. We plan to expand the current leasable area by approximately 50,000 square feet to 250,000 square feet and approximately 94% of the space has been pre-leased. During the redevelopment, approximately 6,000 square feet of space will remain occupied and operating. We have commitments from a strong roster of retailers and restaurants including Last Call Studio by Neiman Marcus, Coach Men’s Factory Store, Tommy Bahama, Toby Keith’s I Love This Bar & Grill, Hartstrings Childrenswear, U.S. Polo Assn. Outlet, It’s Sugar, Sunglass Warehouse, Red Mango and New Balance Factory Stores.  The estimated project budget is approximately $82 million (exclusive of our land value) of which approximately $1.1 million are demolition costs with an expected opening date in the second quarter of 2014. As of September 30, 2013, we have incurred $16.8 million of development costs (exclusive of land value) on this project of which $0.3 million is pre-leasing and $1.0 million represents demolition costs.

On October 24, 2013, we closed on a $64.4 million construction loan bearing interest at one-month LIBOR plus 2.75% with an initial maturity date of October 24, 2016 with two one-year extension options.

Landmark Mall

During the first quarter of 2013, we reached an agreement with Lord & Taylor for the early termination of its leasehold interest.  In the second quarter 2013, we received unanimous rezoning approval from the Alexandria City Council for the redevelopment of Landmark Mall.  The redevelopment is subject to the approval of Sears and Macy’s as both are part of the Reciprocal Easement Agreement that governs the property.  Our plan is to transform this 11-acre site into an open-air community with retail, residential and entertainment components designed to create an urban village on the west end of Alexandria, Virgina.  The 750,000 square foot redevelopment will include 285,000 square feet of retail, up to 400 residential units and an upscale dine-in movie theater. Sears and Macy’s will continue to anchor the property. We have submitted a development permit application and anticipate approval later in 2013 from the City of Alexandria. As of September 30, 2013, we have incurred $13.4 million of development costs related to this project, including termination of the anchor lease.

Rio West Mall

On September 30, 2013, we sold the property for $12.0 million and received $10.8 million of net proceeds inclusive of a credit to the purchaser for certain improvement obligations. The net book value of the property was $10.2 million and we recognized a pre-tax gain of $0.6 million which is included in other income.

Office Properties

All of the office properties listed in the NOI schedule, except for 110 N. Wacker, the Columbia Office Properties and 70 Columbia Corporate Center (“70 CCC”) are located in The Woodlands. Leases related to our office properties, except those located in Columbia, Maryland, are generally triple net leases. Triple net leases typically require tenants to pay their pro-rata share of certain property operating costs, such as real estate taxes, utilities and insurance.

Office property NOI was flat during the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.  NOI for The Woodlands office properties increased for the three and nine months ended September 30, 2013 due primarily to 3 Waterway Square being placed in service. NOI for the Columbia Office Properties decreased for the three and nine months ended September 30, 2013, primarily due to the relocation of a major tenant to 70 CCC from the Columbia Office Properties.

For the nine months ended September 30, 2013, we executed 21 office leases for a total of 264,744 square feet with average starting rents of $26.22 per square foot. This square footage is comprised of: (1) space identified as pre-leased in previous quarters but has since stabilized; (2) comparable space associated with stabilized assets whereby the square footage was occupied by a tenant within 12 months prior to the executed agreement; and (3) non-comparable space associated with stabilized assets whereby the square footage was previously vacant for more than 12 months or has never been occupied.

Of the executed office leases, 59,120 square feet represent space leased in previous periods prior to the building being placed in service, with average starting rents of $27.12 per square foot and an average lease term of 108 months. Leases representing pre-leased space on developments have total tenant improvement commitments of $3.2 million, or $54.73 per square foot and total leasing commissions of $1.1 million, or $19.31 per square foot. In addition, 48,436 square feet represent comparable leases whereby the square footage was occupied by a tenant within 12 months prior to the executed agreement. The executed comparable leases represent an increase in cash rents of 8.6% over previous rents. The remaining 157,188 square feet represent non-comparable leases and are associated with space which was previously vacant. The comparable and non-comparable leases have an average lease term of 73 months and have total tenant improvement commitments of $9.1 million, or $47.07 per square foot, and total leasing commissions of $3.5 million, or $17.18 per square foot.

On September 19, 2013, we substantially completed and opened One Hughes Landing, the first office building in Hughes Landing, a 66-acre, mixed-use development situated on 200-acre Lake Woodlands.  One Hughes Landing is a 197,719 square foot, eight-story, Class A office building. The building is 92% leased.  Based on leases in place, we expect the property to reach stabilized NOI of approximately $5.8 million by the second quarter 2014. Total budgeted costs for this project are $49.6 million. We have incurred $32.1 million (exclusive of land value) as of September 30, 2013, of which $2.8 million represents leasing costs. The project is financed by a $38.0 million non-recourse mortgage bearing interest at one-month LIBOR plus 2.65% with an initial maturity date of November 14, 2015 with two one-year extension options.

During June of 2013, we substantially completed the construction of 3 Waterway Square, an 11-story, 232,000 square foot Class A office building. The building is 97% leased and presently 90.3% occupied. Based on leases in place, we expect the property to reach stabilized annual NOI of $6.0 million by first quarter 2014. Total budgeted costs for this project are $51.4 million (exclusive of land value). We have incurred $46.0 million (exclusive of land value), as of September 30, 2013, of which $5.0 million represents prepaid leasing costs.

On August 15, 2012, we acquired 70 CCC, a 167,513 square foot Class A office building located in Columbia, Maryland. In February 2013, we executed a lease for 63,640 square feet that increased occupancy to approximately 94.7% when the tenant took possession in July 2013. We expect annual NOI to increase to approximately $2.7 million by fourth quarter 2015 based on leases in place as of September 30, 2013.

In 2012, we entered into agreements with Whole Foods Market, Inc. and The Columbia Association to lease the majority of the approximately 89,000 square foot Columbia Regional Building. In March 2013, we began a complete restoration and redevelopment of the building, which we believe will serve as a catalyst for future development in the Columbia Town Center. We anticipate completion of the renovation during the fourth quarter of 2014. During March 2013, we closed on a $23.0 million construction loan bearing interest at LIBOR plus 2.0% and having an initial maturity date of March 15, 2016, with two one-year extension options. Budgeted construction costs are approximately $24.6 million (exclusive of land value) of which $0.4 million are demolition costs. We have incurred $10.1 million as of September 30, 2013 (excluding our existing building and land basis) of which $0.4 million are demolition costs. Approximately $0.3 million of our costs are prepaid leasing costs. We expect to reach annual NOI of $2.1 million in the second quarter of 2015.

Multi-family

On May 31, 2012, we acquired our partner’s interest in Millennium Waterway Apartments at a negotiated $72.0 million valuation of the property and consolidated the asset after the purchase.  This property is a stabilized Class A multi-family property located in The Woodlands Town Center. The NOI decrease of $0.1 million for the three months ended September 30, 2013 as compared to the same period in 2012 is primarily due to increased property taxes due to a higher assessed value.  The property is 90.1% occupied as of September 30, 2013 and stabilized NOI is expected to reach approximately $4.4 million in 2013. In conjunction with this acquisition, we entered into a joint venture agreement with our partner to construct a 314-unit Class A multi-family property as more fully discussed under our Strategic Developments segment.

The Woodlands Resort and Conference Center

The Woodlands Resort and Conference Center NOI of $0.8 million for the three months ended September 30, 2013, decreased $0.6 million compared to $1.4 million for the third quarter 2012 due to lower group business caused by the construction activities related to the renovation project. The third quarter is also typically the slowest quarter of the year due to lower group business in August.  NOI decreased $0.2 million to $8.0 million for the nine months ended September 30, 2013, compared to the same period in 2012, primarily due to increased compensation and benefit expenses offset by an increase in room rate to $193.04 from $187.26, or 3.1%, and an increase in revenue per available room (“RevPAR”) to  $116.97 from  $113.64, or  2.9%. Increased business activity and strong local economic conditions at The Woodlands and surrounding areas, along with strong yield management, resulted in increased room rates. During the first quarter of 2013, we announced the expansion and redevelopment of The Woodlands Resort and Conference Center. Total budgeted construction costs for this project are $75.4 million, of which $16.0 million had been incurred as of September 30, 2013. Construction is expected to be completed during the summer of 2014. The renovation will encompass 222 existing guest rooms, the replacement of 218 rooms with a new wing consisting of 184 guest rooms and suites, a new lobby, an update of the 13,000 square foot spa facility, the revitalization of 60,000 square feet of meeting and event facilities, and the development of a 1,000 linear foot lazy river. Additionally, during the first quarter of 2013, we closed on a $95.0 million non-recourse mortgage bearing interest at one-month LIBOR plus 3.5% and having an initial maturity date of February 8, 2016 with three, one-year extensions at our option. The mortgage refinanced the existing $36.1 million mortgage and will provide the majority of the funding for this redevelopment.

Other

The Club at Carlton Woods (the “Club”) is a 36-hole golf and country club at The Woodlands with 680 total members as of September 30, 2013 consisting of 571 golf memberships and 109 sports memberships. The Club sold 76 new golf memberships during the nine months ended September 30, 2013. We estimate the Club requires approximately 800 golf members to achieve break-even NOI, and therefore we expect to continue to incur NOI losses for the foreseeable future. The Club had a $2.5 million NOI loss for the three months ended September 30, 2013, an increase in loss of $1.4 million compared to the $1.1 million NOI loss in the third quarter of 2012. The decrease in NOI is due primarily to increased payroll and related costs and legal fees. The decrease in NOI of $0.7 million for the nine months ended September 30, 2013 compared to the same period in 2012 was due primarily to the third quarter 2013 unfavourable variances as described above.

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

In 2012, we became a 50% partner in a joint venture formed for the purpose of acquiring 100% of the operating assets of the Las Vegas 51s, a Triple-A baseball team which is a member of the Pacific Coast League. In May 2013, the joint venture acquired the team for approximately $21.0 million, and our share of the purchase price was $10.5 million. The team is located near our Summerlin MPC.  Our strategy in acquiring an ownership interest is to pursue a potential relocation of the team to a to-be-built stadium in our Summerlin master planned community. There can be no assurance that such a stadium will ultimately be built.

Total revenues and expenses for the Operating Assets segment are summarized as follows:

Operating Assets Revenues and Expenses  (*)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)

Minimum rents	$21,160	$22,788	$59,427	$61,532
Resort and conference center revenues	8,169	8,328	30,543	29,954
Tenant recoveries	5,254	6,030	15,547	17,817
Other rental and property revenues	4,493	4,342	14,538	15,307
Total revenues	39,076	41,488	120,055	124,610

Other property operating costs	18,688	14,853	50,205	43,274
Rental property real estate taxes	3,148	2,934	9,054	8,160
Rental property maintenance costs	1,906	2,126	5,594	5,851
Resort and conference center operations	7,381	6,965	22,537	21,750
Provison for doubtful accounts	201	237	907	386
Depreciation and amortization	9,171	6,440	21,687	16,969
Interest expense, net	3,985	4,265	14,593	11,239
Equity in Earnings from Real Estate Affiliates	(647)	(310)	(3,743)	(3,432)
Total expenses	43,833	37,510	120,834	104,197
Operating Assets REP EBT	$(4,757)	$3,978	$(779)	$20,413

(*) For a detailed breakdown of our Operating Assets segment EBT, please refer to Note 15 - Segments.

Minimum rents for the three and nine months ended September 30, 2013 of $21.2 million and $59.4 million, respectively, decreased $1.6 million and $2.1 million respectively, compared to both the three and nine months ended September 30, 2012.  The decrease was primarily due to lower minimum rents for the three and nine months ended September 30, 2013 at South Street Seaport of $2.2 million and $7.2 million, respectively, resulting from Superstorm Sandy and at Riverwalk Marketplace of $1.2 million and $2.4 million, respectively, resulting from vacating tenants due to the redevelopment.  These decreases were partially offset by increased rents for the three and nine months ended September 30, 2013 of $0.8 million and $5.3 million, respectively, related to the acquisition of our partner’s interest in Millennium Waterway Apartments in May 2012, and the opening of 3 Waterway Square.  The increased occupancy and rental growth at Ward Centers of $0.7 million and $1.8 million for the three and nine months ended September 30, 2013, respectively, primarily related to the commencement of the TJ Maxx lease in May 2012 and Bed Bath & Beyond lease in April 2013 further offset the decrease in minimum rents noted above.

Other property operating costs increased $3.8 million and $6.9 million to $18.7 million and $50.2 million, respectively, for the three and nine months ended September 30, 2013 as compared to the same periods in 2012. The increase for the nine months ended September 30, 2013 primarily resulted from the termination of leases at South Street Seaport totaling approximately $1.2 million, SEE/CHANGE-related expenses of approximately $1.8 million, increased costs of $1.8 million relating to the Club at Carlton Woods and 3 Waterway Square being placed in service in second quarter 2013.

The provision for doubtful accounts increased for the nine months ended September 30, 2013 by $0.5 million as compared to the same period in 2012 primarily due to bad debt charges at South Street Seaport related to Superstorm Sandy which resulted in several tenant terminations.

Depreciation expense for the nine months ended September 30, 2013 increased $4.7 million as compared to the same period in 2012 primarily due to depreciation related to our acquisition of Millennium Waterway Apartments and Phase One of The Ward Village Shops and the increased depreciation expense recorded as a result of the change in useful lives of certain assets approved for redevelopment at Ward Centers.

Net interest expense decreased $0.3 million and increased $3.4 million for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The decrease in the three months ended September 30, 2013 is primarily due to interest being capitalized as certain of our Operating Assets are beginning redevelopment. The increase for the nine months ended September 30, 2013 is primarily due to an increase of $1.0 million relating to the debt associated with Millennium Waterway Apartments and $2.8 million related to 70 CCC lender’s participation right in the property partially offset by capitalized interest associated with certain of our operating assets which are now under redevelopment.  The participation right is remeasured each quarter based on the estimated fair value of the property and the change in fair value is recorded through interest expense. We executed a new 63,985 square foot tenant lease in the first quarter of 2013, which increased the estimated value of the lender’s participation.

Strategic Developments Segment

Our Strategic Development assets generally require substantial future development to achieve their highest and best use. For our development projects, the total estimated costs of a project including the budgeted construction costs are exclusive of our land value unless otherwise noted. Most of the properties in this segment generate no revenues. Our expenses relating to these assets are primarily related to carrying costs, such as property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to develop a Strategic Development asset, we would expect that, upon completion of development, the asset would either be sold or reclassified to the Operating Assets segment and NOI would become an important measure of its operating performance.

Total revenues and expenses for the Strategic Developments segment are summarized as follows:

Strategic Developments Revenues and Expenses  (*)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Minimum rents	$182	$217	$586	$693
Condominium rights and unit sales	810	—	31,191	267
Other land, rental and property revenues	3,935	4,517	5,345	4,691
Total revenues	4,927	4,734	37,122	5,651

Condominium rights and unit cost of sales	406	(24)	15,678	143
Other property operating costs	4,631	2,857	7,438	5,908
Provision for doubtful accounts	3	3	3	(101)
Demolition costs	1,386	—	1,386	—
Depreciation and amortization	48	56	139	173
Interest expense *	(401)	(193)	(1,363)	61
Equity in Earnings from Real Estate Affiliates	(2,947)	—	(8,291)	—
Total expenses	3,126	2,699	14,990	6,184
Strategic Developments REP EBT	$1,801	$2,035	$22,132	$(533)

(*) For a detailed breakdown of our Strategic Developments segment of EBT, refer to Note 15 - Segments.

Revenues increased $0.2 million to $4.9 million for the three months ended September 30, 2013 and $31.5 million to $37.1 million for the nine months ended September 30, 2013, respectively, primarily due to the May 2013 sale of our condominium rights related to the ONE Ala Moana project. The increase in condominium rights and unit sales and condominium rights and unit cost of sales for the three and nine month period ended September 30, 2013 represents partial recognition of the gain on sale of the condominium rights to the joint venture in which we have a 50% interest and the portion of the deferred sale relating to our ongoing interest in the condominium rights that we recognized on the percentage of completion basis. Condominium sales increased $0.8 million and $30.9 million and the related cost of sales increased $0.4 million and $15.6 million, for the three and nine months ended September 30, 2013, respectively, primarily due to the ONE Ala Moana project noted above. The $1.4 million in demolition costs for the three and nine months ended September 30, 2013 are due to costs to demolish a portion of the existing structures at our Riverwalk and Columbia Regional Building construction projects.  Net interest expense decreased as compared to prior periods due to higher capitalized interest from projects under construction. In addition, the Equity in Earnings from Real Estate Affiliates includes our share of the profit from the ONE Ala Moana condominium venture.

The following describes the status of our active Strategic Development projects as of September 30, 2013:

The Woodlands

Hughes Landing

During July 2012, we announced plans for the first mixed-use development on Lake Woodlands called Hughes Landing. The development will encompass approximately 66 acres and is envisioned to contain up to two million square feet of office space in approximately 11 office buildings, approximately 200,000 square feet of retail and entertainment venues, 1,500 multi-family units (of which 400 will be in Phase One) and a 175-room hotel.

On September 19, 2013, we placed One Hughes Landing into service, the first office building in Hughes Landing. The property was reclassified to the Operating Assets segment.

On September 21, 2013, we began construction of Two Hughes Landing, the second Class A office building in Hughes Landing. Two Hughes Landing will be a 197,000 square foot, eight-story office building with an adjacent parking garage containing approximately 630 spaces. The building and the garage will be situated on 3.6 acres of land and is estimated to cost approximately $48.6 million.  We have incurred $10.0 million of costs (exclusive of land value) related to this project as of September 30, 2013. We continue to seek tenants for this building and anticipate completion in the second quarter of 2014. The project is financed by a $41.2 million non-recourse loan bearing interest at LIBOR plus 2.65% with an initial maturity date of September 11, 2016, with two one-year extension options.

In October 2013, we began construction of an eight-story, Class A, multi-family project within Hughes Landing called One Lake’s Edge. One Lake’s Edge will be comprised of 390 multi-family units (averaging 984 square feet per unit), 22,289 square feet of retail and an approximately 750 space parking garage, all situated on 2.92 acres of land. Additionally, the project will feature an amenity deck on the third floor which will house the pool courtyard and other amenities overlooking Lake Woodlands. Completion is expected in the first quarter of 2015. The project has an estimated cost of $86.8 million (exclusive of land value). We have incurred $1.4 million related to this project as of September 30, 2013, and anticipate closing on construction financing by the end of 2013.

During the fourth quarter 2013, we expect to begin construction of Hughes Landing Retail, the 122,400 square foot retail component of Hughes Landing.  The project will consist of Whole Foods, an anchor tenant with 40,000 square feet of space, 32,300 square feet of retail, and a 50,100 square foot restaurant row.  The project is expected to be completed in the fourth quarter of 2014. The majority of the restaurants on restaurant row will open during the first quarter 2015.  Total development costs are expected to be $36.2 million (excluding land value) with construction beginning in the fourth quarter of 2013.  We have incurred $0.6 million of project costs (excluding land value) as of September 30, 2013 of which $0.1 million is related to leasing costs. We have pre-leased 43.8% of the project as of September 30, 2013 and anticipate closing on a project financing during the fourth quarter 2013 or first quarter 2014.

During the fourth quarter 2013, we expect to begin construction of Creekside Park Village Center, a 74,352 square foot retail center in Creekside Park in The Woodlands.  The project will consist of retail, restaurant and professional office space across two main buildings and a centrally located restaurant building. Included in the property is a one-acre tree lined village green designed to be the hub of all activity within the greater 100-acre village center.  The project is expected to cost $18.5 million and we anticipate the project will open in the fourth quarter of 2014.  As of September 30, 2013, we have incurred $0.6 million of costs (excluding land value) of which $0.1 million is prepaid leasing.  We plan to fund development by using The Woodlands Master Credit Facility (described in Note 8 Mortgages, Notes and Loan Payable). Our anticipated cash investment is $2.1 million.

Millennium Woodlands Phase II

Millennium Woodlands Phase II, a joint venture with The Dinerstein Companies, began construction of a 314-unit Class A multi-family complex in The Woodlands Town Center in the second quarter of 2012. We contributed 4.8 acres of land at a $75.00 per square foot valuation as compared to $51.40 per square foot attributed to the Phase I land contribution. Budgeted construction costs are $38.4 million. Construction is expected to be completed in the second quarter of 2014. The project has incurred $14.2 million of construction costs as of September 30, 2013. Our partner guaranteed the $37.7 million construction loan.

ONE Ala Moana Tower Condominium Project

In 2011, we and an entity jointly owned by two local development partners formed a joint venture called HHMK Development, LLC (“HHMK Development”). The joint venture was created to explore the development of a 23-story luxury condominium tower above an existing parking structure at Ala Moana Center.  We own 50% and our partner jointly owns the remaining 50%. In 2012, we formed another 50/50 joint venture, KR Holdings, LLC (“KR Holdings”), with the same two development partners. On September 17, 2012, KR Holdings closed on $40.0 million non-recourse mezzanine financing commitments with List Island Properties, LLC and A & B Properties, Inc., including funding for $3.0 million of pre-development costs.

During the fourth quarter of 2012, we sold all of the condominium units at an average price of $1.6 million, or approximately $1,170 per square foot and as of July 1, 2013, the venture had collected all $66.2 million of buyer deposits. The 206-unit tower will consist of one, two and three-bedroom units ranging from 760 to 4,100 square feet. During April 2013, we commenced construction. The project is expected to cost approximately $241.3 million, and approximately $75.6 million (inclusive of land value), or 31.3% of expected project costs have been incurred by the venture as of September 30, 2013. The project remains on schedule and we anticipate that ONE Ala Moana will be completed by the end of 2014.

KR Holdings closed on the condominium project construction loan on May 15, 2013. Upon closing of the loan and pursuant to the terms of the venture agreement, we sold our condominium rights to KR Holdings for $47.5 million and received net cash proceeds of $30.8 million and an equity interest of 50% in KR Holdings. Our partner contributed cash of $16.8 million for its 50% equity interest. Additionally, KR Holdings reimbursed HHMK Development for its development expenditures related to the project. We also received a cash distribution from HHMK Development in the amount of $3.1 million representing the return of our investment. Due to our continuing involvement in KR Holdings, we accounted for the transaction as a partial sale representing 50% of the $47.5 million sales value of the condominium right, and accordingly, we recognized net profit of $11.8 million. The remaining $23.7 million sales value of the condominium rights will be recognized on the same percentage of completion basis as KR Holdings. As of September 30, 2013, the project was 31.3% complete, and we recognized an additional $0.4 million and $3.7 million of profit on the sale for the three and nine months ended September 30, 2013.

The project is financed by a $132.0 million construction loan. The loan is non-recourse, bears interest at one-month LIBOR plus 3.00%, is secured by the condominiums and buyers’ deposits, and matures May 15, 2016, with the option to extend for one year. Additionally, both of the $20.0 million non-recourse mezzanine loan commitments with List Island Properties and A&B Properties were drawn in full on May 15, 2013. These loans have a blended interest rate of 12% and mature on April 30, 2018 with the option to extend for one year. In addition to the mezzanine loans, A&B Properties and List Island Properties both have a profit interest in KR Holdings, which entitles them to receive a share of the profit, after a return of our capital plus a 13% preferred return on our capital. A&B Properties’ participation is capped at $3.0 million. KR Holdings determined that the value of the buyer deposits qualified as a sufficient investment by the buyers to recognize revenue using the percentage of completion method. Equity in earnings from Real Estate Affiliates includes $2.7 million and $7.9 million for the three and nine months ended September 30, 2013, respectively, which represents our share of income recognized by KR Holdings.

The Shops at Summerlin

During the second quarter of 2013, we commenced construction of The Shops at Summerlin, an approximate 106-acre project within our 400-acre site located in downtown Summerlin. The Shops at Summerlin will be approximately 1.6 million square feet and will consist of a 1.1 million square foot Fashion Center which is designed to have three anchor tenants, small-shop retail and restaurants.  Additionally, the project will include an approximate 200,000 square foot office building and approximately 280,000 square feet of big box and junior anchor retail space adjacent to the Fashion Center. In 2012 we obtained commitments from two major department store anchors, Macy’s and Dillard’s, for approximately 380,000 square feet, and on July 29, 2013 we executed a ten-year lease with Nordstrom Rack for 35,473 square feet. We are currently seeking financing for the project. The project is expected to cost approximately $391 million with completion anticipated at the end of 2014.  We have incurred $52.5 million of project costs (exclusive of land value) as of September 30, 2013 of which $0.1 million represents pre-leasing costs.

The Metropolitan Downtown Columbia Project

On April 12, 2012, Columbia Parcel D venture, in which we are a 50% partner with Kettler Inc. (“Kettler”), a multi-family developer, received approval of the final development plan component of the entitlement process for the first phase.  The entitlement provides a density plan for up to 817 residential units, and up to 76,000 square feet of retail to be developed on two parcels. One parcel includes The Metropolitan (Parcel D) which will be a 380-unit apartment building, and the second parcel will include 437 multi-family units (Parcel C).

The venture began construction of The Metropolitan in February 2013 and completion is expected in 2014. The total project budget is $96.9 million including our contributed land value of $20.3 million. As of September 30, 2013, our total net investment for this project is $5.8 million.

On July 11, 2013, the joint venture closed a $64.1 million construction loan which is non-recourse to us.  The loan bears interest at LIBOR plus 2.4% and matures in July 2020.  At loan closing, our land contribution was valued at $20.3 million and Kettler contributed $13.3 million in cash, of which $7.0 million was distributed to us. Both we and Kettler are required to each make future contributions of $3.1 million, to the joint venture in accordance with the loan agreement, thus increasing our total capital account to $16.4 million. This transaction was accounted for as a partial sale of the land for which we recognized a net profit of $0.7 million. As of September 30, 2013, we have contributed $1.7 million of the $3.1 million to the joint venture.

On October 4, 2013, we entered into a joint venture agreement with Kettler to construct a 437-unit, Class A apartment building with 31,000 square feet of ground floor retail on Parcel C.  We contributed approximately five acres of land having an estimated book value of $4.0 million to the joint venture.  The transaction values our land at $23.4 million or $53,500 per constructed unit. When the venture closes on the construction loan and upon completion of certain other conditions, including obtaining completed site development and construction plans and an approved project budget, our partner will be required to contribute cash to the venture.

General and Administrative and Other Expenses

General and administrative, warrant liability gain(loss), reduction in tax indemnity receivable, provision for income taxes and equity in earnings from Real Estate Affiliates are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
General and administrative	$11,914	$11,464	$34,310	$28,021
Warrant liability loss	(4,479)	(64,303)	(148,706)	(162,724)
Increase (reduction) in tax indemnity receivable	730	(2,873)	(8,673)	(11,655)
Other income	(3,662)	(2,125)	(8,118)	(2,125)
Provision for income taxes	5,172	2,618	21,012	7,703
Equity in earnings from Real Estate Affiliates	3,594	310	12,034	3,432

General and administrative expenses increased $0.5 million during the three months ended September 30, 2013 to $11.9 million as compared to the same period in 2012 primarily due to increased compensation and benefit expenses. General and administrative expenses increased $6.3 million during the nine months ended September 30, 2013 as compared to 2012 primarily due to increased compensation, benefits and travel expenses of approximately $5.0 million and professional fees of $0.7 million. The increases in compensation and benefit expenses are due to the addition of administrative staffing to support our developments as they begin construction.

The warrant liability loss for the three and nine months ended September 30, 2013 was lower than the same periods in 2012 due to less appreciation in the stock price in 2013 impacting the value of the warrants and 6.1 million fewer outstanding warrants during 2013.

The reduction in tax indemnity receivable of $8.7 million for the nine months ended September 30, 2013 relates to the utilization of tax assets. Please refer to Note 10 - Income Taxes for more information related to the increase in tax indemnity receivable for the three months ended September 30, 2013.

Other income for the three months ended September 30, 2013 includes a $3.0 million pre-tax gain recognized on insurance proceeds received to date at South Street Seaport related to property damage suffered as a result of Superstorm Sandy as well as the $0.6 million pre-tax gain recognized on the sale of our Rio West property. Other income for the nine months ended September 30, 2013 also includes a $4.5 million favorable legal settlement relating to the British Petroleum oil spill in the Gulf of Mexico in 2010.  Other income for the three and nine months ended September 30, 2012 includes $2.1 million favorable legal settlement from three homebuilders.

The increase in provision for income taxes of $2.6 million for the three months ended September 30, 2013 was primarily attributable to a deferred tax expense taken as a result of income for the period. The increase in provision for income taxes of $13.3 million for the nine months ended September 30, 2013 was primarily attributable to increases in operating income as compared to the same period in 2012. The provision for income taxes was also impacted by changes in valuation allowances, unrecognized tax benefit interest expense and other permanent items.

We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable, and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rates based upon actual operating results were 41.4% and (29.5)% for the three and nine months ended September 30, 2013, respectively, compared to (5.6)% and (6.4)% for the three and nine months ended September 30, 2012, respectively.  The changes in the tax rate were primarily attributable to the changes in the warrant liability and the valuation allowance.

The equity in earnings from Real Estate Affiliates of $3.6 million and $12.0 million for the three and nine months ended September 30, 2013, respectively, increased over the same periods in 2012 primarily due to the recognition of our share of the profit related to the ONE Ala Moana condominium project on a percentage of completion basis.

For the three and nine months ended September 30, 2013, we capitalized $2.1 million and $6.4 million, respectively, of internal costs related to our MPC segment, as compared to $1.9 million and $5.8 million for the same periods in

2012. Of those capitalized internal costs, compensation costs represented $1.3 million and $4.2 million for the three and nine months ended September 30, 2013, respectively, as compared to $1.2 million and $3.7 million for the same periods in 2012. We capitalized $1.3 million and $3.5 million of internal costs related to the major redevelopment of assets in our Operating Assets Segment for the three and nine months ended September 30, 2013, respectively, as compared to $0.9 million and $2.6 million for the same periods in 2012. Approximately $1.1 million and $2.9 million of these costs were related to compensation costs for the three and nine months ended September 30, 2013, respectively, as compared to $0.6 million and $2.0 million for the same periods in 2012. Additionally, we capitalized $1.0 million and $2.8 million for the three and nine months ended September 30, 2013, respectively, of internal costs in our Strategic Developments Segment as compared to $1.0 million and $1.9 million for the same periods in 2012. Approximately $1.0 million and $2.4 million of these costs were related to compensation costs for three and nine months ended September 30, 2013, respectively, as compared to $0.8 million and $1.5 million for the same periods in 2012. Capitalized internal costs have increased with respect to our Operating Assets and Strategic Developments segments, as we have increased staffing and development activities compared to 2012.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our MPC segment, cash generated from our operating assets, first mortgage financings secured by our assets and the corporate debt market. Our primary uses of cash include working capital, overhead, debt service, property improvements, pre-development and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and re-development opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding. Most of these costs are currently discretionary, which means that we could discontinue spending on these activities if our liquidity profile, economic conditions or the feasibility of projects changes. We currently intend to raise this additional funding with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets.

Total outstanding debt was $766.0 million was outstanding as of September 30, 2013. Our share of the debt of our Real Estate Affiliates aggregated $33.6 million. Please refer to Note 8 — Mortgages, Notes and Loans Payable to our condensed consolidated financial statements for a table showing our debt maturity dates.

On October 2, 2013, we issued $750.0 million in aggregate principal amount of 6.875% Senior Notes due 2021. We intend to use the net proceeds for development, acquisitions and other general corporate purposes. Interest is payable semiannually, on April 1 and October 1 of each year starting in April 2014. We may redeem all or part of the Notes at any time on or after October 1, 2016. At any time prior to October 1, 2016, we may redeem up to 35% of the Notes using the proceeds from equity offerings or we may redeem some or all of the Notes at a price equal to 106.875% of the principal amount with a declining call premium thereafter to maturity. The Notes contain customary terms and covenants for non-investment grade senior notes and have no maintenance covenants.

Subsequent to September 30, 2013, we closed on a $64.4 million 50% recourse construction loan to fund The Outlet Collection at Riverwalk project. The recourse obligation will be reduced to 25% of the outstanding principal balance upon meeting certain performance obligations.

The following table summarizes our Net Debt on a segment basis as of September 30, 2013. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID receivables. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

Segment Basis Net Debt

	Master							Total
	Planned	Operating		Strategic		Segment	Non-Segment	September 30,
Segment Basis (a)	Communities	Assets		Developments		Totals	Amounts	2013
	(In thousands)
Mortgages, notes and loans payable	$233,322 (b)	$508,132	(c)	$36,387	(d)	$777,841	$21,694	$799,535
Less: cash and cash equivalents	(42,414)	(49,178	)(e)	(3,968	)(f)	(95,560)	(118,210)	(213,770)
Special Improvement District receivables	(39,667)	—		—		(39,667)	—	(39,667)
Municipal Utility District receivables	(125,344)	—		—		(125,344)	—	(125,344)
Net Debt	$25,897	$458,954		$32,419		$517,270	$(96,516)	$420,754

(a)	Please refer to Note 15 - Segments.
(b)	Includes The Woodlands’ $176.7 million Master Credit Facility outstanding balance.
(c)	Includes our $1.3 million share of debt of our Real Estate Affliates in Operating Assets segment (Woodlands-Sarofim #1).
(d)	Includes our $32.2 million share of debt of our Real Estate Affliates in Strategic Developments segment (KR Holdings, LLC and Millennium Phase II).
(e)	Includes our $0.9 million share of cash and cash equivalents of our Real Estate Affliates in Operating Assets segment (Woodlands-Sarofim #1, Summerlin Las Vegas Baseball Club, LLC, and Stewart Title).
(f)	Includes our $2.1 million share of cash and cash equivalent of our Real Estate Affliates in Strategic Developments segment (KR Holdings, LLC and HHMK Development, LLC).

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

Cash provided by operating activities was $108.8 million for the nine months ended September 30, 2013 as compared to cash provided by operating activities of $59.3 million for the nine months ended September 30, 2012.  The $49.5 million increase in cash provided by operating activities for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily the result of the collection of $47.5 million related to the sale of our condominium air rights to a joint venture, a $46.7 million increase in MPC land sales, $3.0 million in insurance proceeds related to the South Street Seaport and the receipt of $4.5 million legal settlement at Riverwalk, offset by increased condominium development expenditures of $10.9 million, MPC expenditures of $28.0 million primarily at The Woodlands, and $6.0 million in increased compensation, benefits and professional fees due to staff additions necessary to support growth. We expect Summerlin MPC expenditures to ramp up through the remainder of the year to complete land development necessary to fulfill sales currently under contract.

Investing Activities

Cash used in investing activities was $211.5 million for the nine months ended September 30, 2013 as compared to $20.3 million for the same period in 2012.

Cash used for development of real estate and property expenditures increased $139.2 million to $176.0 million for the nine months ended September 30, 2013 compared to $36.8 million for nine months ended September 30, 2012. The increased development expenditures relate primarily to the construction of Shops at Summerlin, One Hughes Landing, Two Hughes Landing, 3 Waterway, Ward Centers, Seaport, Landmark, and Riverwalk. The increase in restricted cash of $22.5 million for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to the receipt of $14.6 million in condominium deposits on the ONE Ala Moana condominium tower project in the first nine months of 2013 compared to a $5.7 million reduction in restricted cash in the first nine months of 2012 due to escrow restrictions being lifted on the former debt for The Woodlands Resort and Conference Center.

Financing Activities

Our financing activity in the first nine months of September 30, 2013 provided cash of $84.3 million, an increase of $78.0 million over the cash provided by financing activities of $6.4 million for the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, we received loan proceeds of $360.8 million from the issuance of mortgages, notes and loans payable.  The proceeds partially funded development activity at the Bridgeland MPC, funded development of 3 Waterway Square and One Hughes Landing, and refinanced existing debt to extend maturities and to take advantage of lower interest rates. During the nine months ended September 30, 2013, we made principal payments of $271.9 million.  Comparatively, in the nine month period ended September 30, 2012, we received loan proceeds of $44.8 million and made principal payments of $37.2 million.

Contractual Cash Obligations and Commitments

The following table includes significant updates to our contractual obligations and commitments made during the third quarter 2013. Additional information regarding our contractual obligations and commitments as well as items not included below can be found under the heading “Contractual Cash Obligations and Commitments” in our 2012 Form 10-K.

The following table summarizes our contractual obligations as of September 30, 2013:

Note 16: Commitments

(In thousands)	Q4 2013	2014	2015	2016	2017	2018	Subsequent / Other	Total

Mortgages, notes and loans payable (a)	$7,338	$5,806	$25,740	$242,997	$26,728	$204,057	$253,314	$765,980
Interest payments (b)	1,705	6,798	6,667	5,921	5,489	4,536	25,300	56,416
Ground lease payments (c)	2,676	10,482	10,362	9,704	8,663	8,377	303,266	353,530
Total	$11,719	$23,086	$42,769	$258,622	$40,880	$216,970	$581,880	$1,175,926

(a) Refinanced The Woodlands Credit Facility $250.0 million, new financing for 3 Waterway $52.0 million, One Hughes Landing $38.0 million, Columbia Regional Building $23.0 million and Other Corporate financing $21.7 million.

(b) Interest is based on the borrowings that are presently outstanding and the timing of payments indicated in the above table.

(c) Executed new lease at South Street Seaport.

The table above excludes the $750.0 million 6.875% Senior Notes due 2021 issued on October 2, 2013.  Annual debt service on the notes is $51.6 million.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $61.6 million as of September 30, 2013.

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

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing and with respect to our variable rate financings in that increases in interest rates could increase our payments under these variable rates. As of September 30, 2013, we had $498.2 million of variable rate debt outstanding of which $172.0 million has been swapped to a fixed-rate. Approximately $176.7 million of the $326.2 million of total variable rate debt that has not been swapped to a fixed rate is represented by the Master Credit Facility at The Woodlands. Due to the revolving nature of this type of debt, it is generally inefficient to use interest rate swaps as a hedging instrument; rather, we have purchased an interest rate cap for this facility to mitigate our exposure to rising interest rates. We also did not swap to a fixed rate $85.7 million of the outstanding balance on the Victoria Ward financing because it is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. As of September 30, 2013, annual interest costs would increase approximately $3.3 million for every 1% increase in floating interest rates. Generally, our interest costs are capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) is expected to be minimal. For additional information concerning our debt, and management’s estimation process to arrive at a fair value of our debt as required by GAAP, reference is made to the Liquidity and Capital Resources section of Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 2 — Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements, Note 8 — Mortgages, Notes and Loan Payable and Note 13 — Derivative Instruments and Hedging Activities in our Annual Report. See also Note 16 — Subsequent Events regarding the $750.0 million Senior Notes offering that occurred in October 2013, which will also bear the same market risks as our other fixed rate debt as noted above. We intend to manage a portion of our variable interest rate exposure by using interest rate swaps and caps.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Internal Controls over Financial Reporting

There have been no changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II                                                                 OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of our business, we are from time to time involved in legal proceedings related to the ownership and operations of our properties.  Neither we nor any of our real estate affiliates are currently involved in any legal or administrative proceedings that we believe is likely to have a materially adverse effect on our business, results of operations or financial condition.

ITEM 1A.   RISK FACTORS

Our risk profile has changed significantly as a result of the $750.0 million Senior Notes offering that occurred in October 2013 in addition to an increased exposure to the same market risks as our other fixed rate debt which caused certain of the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012 to change.

The following risk factors have changed and are amended in their entirety as set forth below:

•                  “Indebtedness could have an adverse impact on our financial condition and operating flexibility”

•                  “We are obligated to comply with financial and other covenants that could affect our operating activities”

Amended Risk Factors

Our substantial indebtedness could adversely affect our business, prospects, financial condition or results of operations and prevent us from fulfilling our obligations under the notes.

We have a significant amount of indebtedness. As of September 30, 2013, our total consolidated debt was approximately $766.0 million (excluding an undrawn balance of $73.3 million under our revolving facility), of which $7.0 million was recourse to the Company. As of September 30, 2013, our share of the debt of our Real Estate Affiliates was $35.6 million based upon our economic ownership and is non-recourse to us. On October 2, 2013, we issued $750.0 million in aggregate principal amount of 6.875% Senior Notes due 2021. As of September 30, 2013, after giving effect to the offering, our total consolidated debt would have been $1,516.0 million, of which $757.0 million was recourse to the Company.

Subject to the limits contained in the indenture governing the Senior Notes and any limits under our other debt agreements, we may be able to incur substantial additional indebtedness from time to time, including project indebtedness at our subsidiaries. If we do so, the risks related to our level of indebtedness could intensify. Specifically, a high level of indebtedness could have important consequences to holders of the notes and equity holders, including:

•                  making it more difficult for us to satisfy our obligations with respect to the notes and our other debt;

•                  limiting our ability to obtain additional financing to fund future working capital, capital expenditures, debt service requirements, execution of our business strategy or other general corporate requirements, or requiring us to make non-strategic divestitures, particularly when the availability of financing in the capital markets is limited;

•                  requiring a substantial portion of our cash flow to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions, dividends and other general corporate purposes;

•                  increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given that certain indebtedness bears interest at variable rates;

•                  limiting our ability to capitalize on business opportunities, reinvest in and develop properties, and to react to competitive pressures and adverse changes in government regulations;

•                  placing us at a disadvantage compared to other, less leveraged competitors;

•                  limiting our ability, or increasing the costs, to refinance indebtedness; and

•                  resulting in an event of default if we fail to satisfy our obligations under the notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indenture governing the notes or our other debt, which event of default could result in the notes and all of our debt becoming immediately due and payable and, in the case of our secured debt, could permit the lenders to foreclose on our assets securing such debt.

The indenture governing our Senior Notes contains, and our other debt agreements contain, restrictions which may limit our ability to operate our business.

The indenture governing our Senior Notes contains, and some of our other debt agreements contain, certain restrictions. These restrictions limit our ability or the ability of certain of our subsidiaries to, among other things:

•                  pay dividends on, redeem or repurchase capital stock or make other restricted payments;

•                  make investments;

•                  incur indebtedness or issue certain equity;

•                  create certain liens;

•                  incur obligations that restrict the ability of our subsidiaries to make dividend or other payments to us;

•                  consolidate, merge or transfer all or substantially all of our assets;

•                  enter into transactions with our affiliates; and

•                  create or designate unrestricted subsidiaries.

Additionally, certain of our debt agreements also contain various restrictive covenants, including minimum net worth requirements, maximum payout ratios on distributions, minimum debt yield ratios, minimum fixed charge coverage ratios, minimum interest coverage ratio and maximum leverage ratios.

The restrictions under the indenture and or other debt agreements could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.

We may be required to take action to reduce our debt or act in a manner contrary to our business objectives to meet such ratios and satisfy the covenants in our debt agreements. Events beyond our control, including changes in economic and business conditions in the markets in which we operate, may affect our ability to do so. We may not be able to meet the ratios or satisfy the covenants in our debt agreements, and we cannot assure you that our lenders will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our debt agreements could result in a default under such debt agreements, which could lead to that debt becoming immediately due and payable and, if such debt is secured, foreclosure on our assets that secure such debt. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our debt agreements also would prevent us from borrowing additional money under such agreements that include revolving lending facilities. A default under any of our debt agreements could, in turn, result in defaults under other obligations and result in other creditors accelerating the payment of other obligations and foreclosing on assets securing such obligations, if any.

Any such defaults could materially impair our financial condition and liquidity. In addition, if the lenders under any of our debt agreements or other obligations accelerate the maturity of those obligations, we cannot assure you that we will have sufficient assets to satisfy our obligations under the notes or our other debt.

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
Andrew C. Richardson
Chief Financial Officer (principal financial officer)
November 7, 2013

EXHIBIT INDEX

4.1

Indenture, dated October 2, 2013, by and between The Howard Hughes Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2013).

4.2	Form of 6.875% Senior Notes due 2021 (included in Exhibit 4.1).

10.1

Third Amended and Restated Master Credit Agreement dated as of August 8, 2013, by and among The Woodlands Commercial Properties Company, L.P, The Woodlands Land Development Company, L.P., as borrowers, Keybank National Association, the other lenders that are a party thereto and the other lending institutions which may become a party thereto, as lenders, and Keybank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 14, 2013).

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

+ Filed herewith

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2013.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2013 and  December 31, 2012, (iv) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2013 and 2012, and (v) the Condensed  Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012.