Form 10-K
period 2013-12-31
Howard Hughes Corp
filed 2014-02-27
CIK 1498828

Use these links to rapidly review the document

THE HOWARD HUGHES CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☒

As of June 30, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $4.4 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 24, 2014, there were 39,498,912 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file its Proxy Statement with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "forecast," "plan," "intend," "believe," "may," "should," "would," "likely," "realize," "transform" and other statements of similar expression. Forward-looking statements should not be relied upon. They give our expectations about the future and are not guarantees. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include:

  •
  our inability to obtain operating and development capital, including our inability to obtain debt capital from lenders and the capital markets;

  •
  continued low growth in the national economy and adverse economic conditions in the homebuilding, condominium development and retail sectors;

  •
  our inability to obtain rents sufficient to justify developing our properties and/or the inability of our tenants to pay their contractual rents;

  •
  our inability to compete effectively;

  •
  our directors may be involved or have interests in other businesses, including real estate activities and investments, which may compete with us;

  •
  our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners; and

  •
  the other risks described in "Item 1A. Risk Factors."

 PART I

Throughout this Annual Report, references to the "Company", "HHC", "we" and "our" refer to The Howard Hughes Corporation and its consolidated subsidiaries, unless the context requires otherwise.

ITEM 1. BUSINESS

OVERVIEW

Our mission is to be the preeminent developer of master planned communities and mixed use properties. We create timeless places and memorable experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We specialize in the development of master planned communities and the ownership, management and the redevelopment or repositioning of real estate assets currently generating revenues, also called Operating Assets, as well as other strategic real estate opportunities in the form of entitled and unentitled land and other development rights, also called Strategic Developments. We are headquartered in Dallas, Texas and our assets are located across the United States.

Unlike most publicly traded real estate companies which are limited in their activities because they have elected to be taxed as a real estate investment trust, we, except for Victoria Ward, Limited, one of our subsidiaries which is a captive REIT, have no restrictions on our operating activities or the types of services that we can offer. We believe our structure provides the greatest flexibility for maximizing the value of our real estate portfolio. As of December 31, 2013, our consolidated debt equaled approximately 33.2% of our total assets, and we had $894.9 million of cash on hand.

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

We were incorporated in Delaware in 2010. Through our predecessors, we have been in business for several decades. We operate our business in three segments: Master Planned Communities, Operating Assets and Strategic Developments. Financial information about each of our segments is presented in Note 18 – Segments of our audited financial statements on pages F-48 to F-52.

Recent Significant Transactions

On October 2, 2013, we issued $750.0 million aggregate principal amount of our 6.875% Senior Notes due 2021 (the "Senior Notes") and received net cash proceeds of $739.6 million. We have and will continue to use the net proceeds for development, acquisitions and other general corporate purposes. Interest is payable semiannually, on April 1 and October 1 of each year starting in April 2014. The Notes contain customary terms and covenants and have no maintenance covenants.

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

Our master planned communities include over 11,500 acres of land remaining to be sold. Residential sales, which are made primarily to home builders, include standard and custom parcels as well as high density (e.g., condominiums, townhomes and apartments) parcels designated for detached and attached single- and multi-family homes, ranging from entry-level to luxury homes. Commercial sales include land parcels designated for retail, office, resort, services and other for-profit activities, as well as those parcels designated for use by government, schools and other not-for-profit entities.

Operating Assets.    Our Operating Assets segment contains 27 properties, investments and other assets that currently generate revenue, consisting primarily of commercial mixed-use, retail, multi-family and office properties. These assets include eight mixed-use and retail properties, nine office properties (the "Columbia Office Properties" contain five separate office buildings), a multi-family apartment building, a resort and conference center, a 36-hole golf and country club, three equity investments and four other assets. We believe that there are opportunities to redevelop or reposition many of these assets, primarily the retail properties, to increase operating performance. These opportunities will require new capital investment and vary in complexity and scale. The redevelopment opportunities range from minimal disruption to the property to the partial or full demolition of existing structures for new construction.

Strategic Developments.    Our Strategic Developments segment consists of near, medium and long-term development projects for 24 of our real estate properties. We believe most of these 24 assets will require substantial future development to achieve their highest and best use. We are in various stages of creating or executing strategic plans for many of these assets based on market conditions and availability of capital. In addition to the permitting and approval process attendant to almost all large-scale real estate developments of this nature, we will likely need to obtain financing to realize a development plan for one or more of these assets.

The chart below presents our assets by reportable segment at December 31, 2013.

Master Planned Communities

The development of master planned communities requires expertise in large-scale and long-range land use planning, residential and commercial real estate development, sales and other special skills. The development of our large scale master planned communities requires decades of investment and continual focus on the changing market dynamics surrounding these communities. We believe that the long-term value of our master planned communities remains strong because of their competitive and dominant positioning in their respective markets, our expertise and flexibility in land use planning and the fact that we have substantially completed the entitlement process within our communities.

Our Master Planned Communities segment consists of the development and sale of residential land and the development of commercial land to hold, develop or sell. Our master planned communities are located in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland. Residential revenues are generated primarily from the sale of finished lots and undeveloped superpads to residential builders and commercial developers. Revenue is also generated through profit participation with builders. Revenues and net income are affected by factors such as: (1) the availability of construction and permanent mortgage financing to purchasers at acceptable interest rates; (2) consumer and business confidence; (3) regional economic conditions in the areas surrounding the projects, which includes levels of employment and homebuilder inventory; (4) other factors generally affecting the homebuilder business and sales of residential properties; (5) availability of saleable land for particular uses; and (6) our decisions to sell, develop or retain land.

The geographic markets in which our master planned communities operate are experiencing different rates of recovery following the housing market decline that started in 2007. The Woodlands has benefited from companies relocating to Houston and the growth of energy sector companies, particularly with the announcement in 2012 of the new 385-acre Exxon Mobil Corporation ("ExxonMobil") campus located just four miles south of The Woodlands. Bridgeland land sales were adversely affected in 2013 compared to prior years due to a pending wetland permit application from the U.S. Army Corps of Engineers ("USACE"). On February 27, 2014, we received the wetlands permit from USACE and expect to begin delivering new finished lots by mid-2014. The Las Vegas, Nevada market is recovering and our Summerlin Master Planned Community has experienced significant improvement in 2013 land sales compared to the past two years, with the bulk of their land sales coming in the form of superpad sites. The Maryland Communities have no more remaining residential saleable acres and represent primarily a commercial real estate development opportunity.

The following table summarizes our master planned communities, all of which are wholly owned, as of December 31, 2013:

				Remaining Saleable Acres
Community	Location	Total Gross Acres(a)	People Living in Community (Approx. No.)	Residential (b)	Commercial (c)	Total	Other Acres(d)	Remaining Saleable Residential Lots(e)		Projected Community Sell-Out Date
Bridgeland	Houston, TX	11,400	7,350	3,452	1,149	4,601	—	17,665		2036
Maryland
Columbia	Howard County	14,200	100,000	—	—	—	35	—		2022	(f)
Gateway	Howard County	630	—	—	63	63	40	—		2018
Emerson	Howard County	520	3,400	—	34	34	—	—		2017
Fairwood	Prince George's County	1,100	2,600	—	11	11	24	—		2017
Summerlin	Las Vegas, NV	22,500	100,000	4,804	873	5,677	—	42,000	(g)	2039
The Woodlands	Houston, TX	28,400	107,800	623	563	1,186	290	2,064		2022

Total		78,750	321,150	8,879	2,693	11,572	389	61,729

(a)
Encompasses all of the land located within the borders of the master planned community, including parcels already sold, saleable parcels and non-saleable areas, such as roads, parks and recreation and conservation areas.
(b)
Includes standard, custom and high density residential land parcels. Standard residential lots are designed for detached and attached single- and multi-family homes, consisting of a broad range, from entry-level to luxury homes. At Summerlin and The Woodlands, we have designated certain residential parcels as custom lots as their premium price reflects their larger size and other distinguishing features – such as being located within a gated community, having golf course access or being located at higher elevations. High density residential includes townhomes, apartments and condominiums. Reflected are the remaining residential acres.
(c)
Designated for retail, office, resort, services and other for-profit activities, as well as those parcels allocated for use by government, schools, houses of worship and other not-for-profit entities.
(d)
With the exception of Gateway, reflects the number of net developable acres of raw land and subdivided land parcels available for new development, and which we currently intend to hold. In 2013, The Woodlands began developing 26 acres for its own use, which includes three office buildings, an apartment complex and two retail centers.
(e)
Includes only parcels that are intended for sale or joint venture. The mix of intended use, as well as the amount of remaining saleable acres, are primarily based on assumptions regarding entitlements and zoning of the remaining project and are likely to change over time as the master plan is refined. Remaining saleable lots are estimates.
(f)
We currently intend to develop the land surrounding the Columbia Town Center. The date represents our estimated redevelopment completion date.
(g)
Amount represents remaining entitlements, not necessarily the number of lots that will ultimately be developed and sold.

Bridgeland (Houston, Texas)

Bridgeland is located near Houston, Texas and consists of approximately 11,400 acres. It was voted "Master Planned Community of the Year" in 2013 by Greater Houston Builders Association and voted by The National Association of Home Builders as the "Master Planned Community of the Year" in 2009. The first residents moved into their homes in June 2006. There were approximately 2,100 homes occupied by approximately 7,350 residents as of December 31, 2013.

We anticipate that the Bridgeland community will eventually accommodate approximately 20,000 homes and 65,000 residents. We further believe that it is poised to be one of the top master planned communities in the nation. The Woodlands senior management team, averages over 25 years each of experience developing master planned communities, is leading the development and marketing of Bridgeland. As of December 31, 2013, Bridgeland had approximately 3,452 residential acres and 1,149 commercial acres remaining to be sold.

Bridgeland's conceptual plan was revised in 2012 and includes four villages – Lakeland Village, Parkland Village, Prairieland Village and Creekland Village. The conceptual plan also includes an 800-acre Town Center mixed-use district and a carefully designed network of trails totaling over 60 miles that will provide pedestrian connectivity to distinct residential villages and neighborhoods and access to recreational, educational, cultural, employment, retail, religious and other offerings.

The conceptual plan also contemplates that the Town Center will be located adjacent to the expansion of State Highway 99 (the "Grand Parkway"), which is a 180-mile circumferential highway traversing seven counties that provides access to southwest, west, northwest, north and northeast Houston. Segment E of the Grand Parkway is a 15-mile four-lane controlled access toll road with intermittent frontage roads from Interstate 10 to Highway 290 through Harris County. Segment E, which has four interchanges serving Bridgeland, provides direct access to the portion of Bridgeland designated for the Town Center and to future residential sections of Bridgeland allowing for enhanced access to the master planned development. Construction on Segment E began in October 2011 and was officially opened for traffic on December 21, 2013. Additional segments are scheduled for completion in 2015 that will connect Bridgeland to The Woodlands, the new ExxonMobil Campus and Houston's George Bush Intercontinental Airport.

Bridgeland's first five neighborhoods are located in Lakeland Village. Bridgeland has many home sites that have views of the water, buried power lines to maximize the views of open space, fiber-optic technology, brick-lined terrace walkways and brick, stone and timber architecture. The prices of the homes range from approximately $200,000 to more than $1.0 million. Lakeland Village is approximately 65% complete. The complex is anchored by a 6,000 square foot community center and features a water park with three swimming pools, two lighted tennis courts and a state-of-the-art fitness room. A grand promenade wrapping around Lake Bridgeland offers a boat dock, canoes, kayaks, sailboats and paddleboats.

We expect Bridgeland to feature more than 3,000 acres of waterways, lakes, trails, parks and open spaces, as well as an expansive Town Center that will provide employment and room for retail, educational and entertainment facilities.

Maryland Communities

Our Maryland communities consist of four distinct projects:

  •
  Columbia;

  •
  Gateway;

  •
  Emerson; and

  •
  Fairwood.

Columbia

Columbia, located in Howard County, Maryland, is an internationally recognized model of a successful master planned community that began development in the 1960's. As of December 31, 2013, Columbia was home to approximately 100,000 people.

Situated between Baltimore and Washington, D.C., and encompassing 14,200 acres of land, Columbia offers a wide variety of living, business and recreational opportunities. The master planned community's full range of housing options is located in nine distinct, self-contained villages and a Town Center. Columbia has an estimated 5,500 businesses, which occupy approximately 26 million square feet of space and provide more than 63,000 jobs. There is a wide variety of retail options encompassing approximately 4.8 million square feet of retail space in more than 500 stores.

As a result of the 2005 Base Realignment and Closure Commission, additional government agencies have been relocated to Fort George G. Meade, just 11 miles from Downtown Columbia. The overall workforce on the base is projected to be 60,000 people by 2015 due to its role in cyber security and protecting the nation's information technology assets from foreign threats. An economic engine for the region, Fort Meade directly or indirectly supports approximately 170,000 local jobs and growth projections indicate that there will be demand for office space and housing for highly paid personnel.

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

In November, 2010, we entered into development agreements with General Growth Properties, Inc. ("GGP") that provide for the division of properties between our Company and GGP in an area within the Mall Ring Road surrounding the Mall in Columbia, which is owned by GGP. We have a preferred residential and office development covenant that provides us the right of first offer for new development densities of residential and office within the Columbia Mall Ring Road. This covenant expires in 2030. The development agreements contain the key terms, conditions, responsibilities and obligations with respect to the future development of this area within the greater Downtown Columbia Redevelopment District. The agreements also provide us with a five-year right of first refusal and a subsequent six-month purchase option to acquire seven office buildings and associated parking lots, totaling approximately 22 acres. In August 2012, we acquired 70 Columbia Corporate Center, a 168,000 square foot office building, one of the buildings associated with our right of first refusal. There are now six office buildings remaining under this right of first refusal.

During 2011, we contributed more than four acres of land to The Metropolitan Downtown Columbia Project for the development of a 380-unit Class A apartment building with a local multi-family developer, Kettler, Inc. ("Kettler"), which is described under "– Strategic Developments".

On October 4, 2013, we entered into a joint venture agreement with Kettler to construct a 437-unit, Class A apartment building with 31,000 square feet of ground floor retail on Parcel C, which is described under "– Strategic Developments".

We also own approximately 35 acres, net of road and related infrastructure improvements, on the land around Merriweather Post Pavilion, an outdoor amphitheater and concert venue, which is south of Columbia Mall. The acreage currently consists of raw land and subdivided land parcels readily available for new development. We held the initial public meeting called for in the county's Final Development Plan (FDP) process and intend to formally submit an FDP application in early 2014. Preliminary plans call for at least four million square feet of development activity, with high-rise buildings encompassing the Central Park-like setting afforded by the Pavilion and its surrounding property.

Gateway

Gateway is a 630-acre premier master planned corporate community located in a high traffic area in Howard County, Maryland. Gateway offers quality office space in a campus setting with approximately 63 commercial acres remaining to be sold as of December 31, 2013.

Emerson

Emerson is located in Howard County, Maryland and consists of approximately 520 acres. The first residents moved into their homes in 2002. Emerson has a wide assortment of single-family homes and townhomes offered by some of the region's top homebuilders and is located in one of Maryland's top-performing public school districts. As of December 31, 2013, there were approximately 1,210 homes occupied by approximately 3,400 residents with 34 commercial acres remaining to be developed. The remaining commercial land is fully entitled for build-out, subject to meeting local requirements for subdivision and land development permits.

Fairwood

Fairwood is a fully developed master planned community located in Prince George's County, Maryland, consisting of approximately 1,100 acres. Fairwood consists of single-family and townhouse lots, as well as undedicated open space and two historic houses. The first residents moved into their single-family homes in 2002. As of December 31, 2013, there were approximately 1,200 homes occupied by approximately 2,600 residents with 11 commercial acres available for sale. In addition to the commercial acres remaining to be sold, we own a few undedicated open space parcels, and 24 acres of unsubdivided land which cannot be developed as long as the nearby airport is operating.

Summerlin (Las Vegas, Nevada)

Spanning the western rim of the Las Vegas Valley and located approximately nine miles from downtown Las Vegas, our 22,500 acre Summerlin Master Planned Community is comprised of planned and developed villages and offers suburban living with accessibility to the Las Vegas Strip. For much of its 20-year history, Summerlin has consistently ranked in the Robert Charles Lesser annual poll of Top-Selling Master Planned Communities in the nation, ranking 11th in 2013. With 22 public and private schools (K-12), four institutions of higher learning, nine golf courses, and cultural facilities, Summerlin is a fully integrated community. The first residents moved into their homes in 1991. As of December 31, 2013, there were approximately 41,000 homes occupied by approximately 100,000 residents.

Summerlin is comprised of hundreds of neighborhoods located in 19 developed villages, out of 30 currently planned, with nearly 150 neighborhood and village parks that are all connected by a 150-mile long trail system. Summerlin is located adjacent to Red Rock Canyon National Conservation Area, a landmark in southern Nevada, which has become a world-class hiking and rock climbing destination. It is also in close proximity to our Shops at Summerlin development site. As described in "Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations – Strategic Developments", in 2013 we executed agreements with two anchor retailers for approximately 380,000 square feet at The Shops at Summerlin, a 1.6 million square foot mixed-use downtown development. We believe that the completion of the downtown will significantly increase the value of our surrounding land due to the addition of retail, office, restaurant and entertainment amenities. Red Rock Casino Resort & Spa, which is adjacent to our site, receives more than one million visitors annually. Summerlin contains approximately 2.1 million square feet of developed retail space, 3.3 million square feet of developed office space and three hotel properties containing approximately 1,400 hotel rooms. Health and medical centers are also located at Summerlin, including Summerlin Hospital.

Summerlin is divided into three separate regions known as Summerlin North, Summerlin West and Summerlin South. Summerlin North is fully developed and sold out. In Summerlin South, we are entitled to develop 740 acres of commercial property with no square footage restrictions, 355 of such acres are owned by third parties or already committed to commercial development. We also have entitlements for an additional 18,000 residential units yet to be developed in Summerlin South. In Summerlin West, we are entitled to develop 5.85 million square feet of commercial space on up to 508 acres of which 100,000 square feet has already been developed through the construction of a grocery store anchored shopping center. We are also entitled to develop 30,000 residential units in Summerlin West, approximately 24,000 of which remain to be developed. The remaining 42,000 saleable residential lots represent Summerlin's total entitlements, and utilization of these entitlements is based on current and forecasted economic conditions. As of December 31, 2013, Summerlin had approximately 4,804 residential acres and 873 commercial acres remaining to be sold. Summerlin's population upon completion of the project is expected to be in excess of 200,000 residents.

The Woodlands (Houston, Texas)

The Woodlands is a 28,400 acre mixed-use self-contained master planned community approximately 1.5 times the size of Manhattan, New York, situated 27 miles north of Houston. The Woodlands provides an exceptional lifestyle and integrates recreational amenities, residential neighborhoods, commercial office space, retail shops and entertainment venues.

During its nearly 40-year history, The Woodlands has won numerous awards, with the most recent being the Urban Land Institute's 2014 "Vision Award for Exemplary Leadership." Past awards include the Master Planned Community of the Year presented by the Greater Houston Builders Association in 2010 for overall planning and design of The Woodlands. The Woodlands has consistently ranked as one of the top master planned communities in the nation and Texas with regard to annual home sales. The Woodlands was ranked 8th nationally and was also ranked 3rd in the Houston area in 2013 for the number of home sales by Robert Charles Lesser.

The Woodlands includes a waterway, outdoor art and an open-air performance pavilion, a resort and conference center, a luxury hotel and convention center, educational opportunities for all ages, hospitals and health care facilities. The Fountains at Waterway Square located on The Woodlands Waterway connects all of the amenities of the community via a water taxi system serving The Woodlands Town Center area and will eventually have connectivity to East Shore and Hughes Landing.

Home site sales began in 1974. To maximize long term values, the development started with residential activity with land reserved for the eventual development of a town center containing office, retail, multi-family and hotel properties to serve the residents. Over time the residential success created demand for commercial development. In recent years, the commercial and residential components have achieved significant appreciation in values and acceleration of development. The development and opening in 2014 of the new ExxonMobil campus four miles south of The Woodlands, should further accelerate commercial development and drive residential pricing and velocity as employees relocate to the ExxonMobil campus and businesses serving ExxonMobil relocate to our commercial properties in order to be close to the campus. Additionally, by virtue of the fact that The Woodlands owns most of the available land, we have substantial influence over the market and our competitors.

As of December 31, 2013, there were approximately 40,618 homes occupied by approximately 107,800 residents and more than 1,900 businesses providing employment for approximately 54,500 people. We estimate that The Woodlands has a jobs to home ratio of approximately 1.34 to 1.00. This ratio implies that many residents also work within the MPC, making it a more attractive place to live compared to purely residential communities by improving quality of life through short commute times.

Approximately 28% of The Woodlands is dedicated to green space, including parks, pathways, open spaces, golf courses and forest preserves. The population is projected to be approximately 130,000 by 2021. The Woodlands has full or partial ownership interests in commercial properties totaling approximately 1,709,782 square feet of office space (of which 865,782 square feet is complete and 844,000 square feet is under construction), 398,632 square feet of retail and service space (of which 201,280 square feet are complete and 197,352 square feet are under construction) and 1,097 rental apartment units (of which 393 units are complete and 704 units are under construction). We also own and operate a 440-room resort and conference center facility, with a second 300-room hotel soon to be under construction, and a 36-hole golf course with a country club facility. These commercial properties are more fully described under "– Operating Assets". As of December 31, 2013, The Woodlands had approximately 623 acres of unsold residential land representing approximately 2,064 lots.

As of December 31, 2013, The Woodlands had 853 acres of land designated for commercial use remaining to be sold or developed, which is currently designated as 563 acres for third-party land sales and 290 acres for development. The 290 acres intended to be developed is comprised of 110 acres for apartments or condominiums, 28 acres for retail development, three acres for hotel facilities, nine acres for mixed-use and 140 acres for office buildings. The Woodlands is well positioned to dominate the commercial market for the next several years because we have the largest inventory of vacant commercial land available in the area and we offer virtually every product type being sought after by our customers. The mix of acreage designated for development versus sale may change over time based on market conditions, projected demand, our view of the economic benefits of developing or selling and other factors.

The ExxonMobil corporate campus that is located on a 385-acre site south of The Woodlands is expected to include approximately 20 buildings, representing three million square feet of space. ExxonMobil expects to begin relocating employees into this new location starting in 2014 and ending in mid-2015. Upon completion of the relocation, ExxonMobil estimates there will be approximately 10,000 employees working at the new campus. We believe that the direct and indirect jobs related to this relocation will have a significant positive impact on The Woodlands and Bridgeland due to increased housing demand, as well as commercial space needs for companies servicing ExxonMobil.

Since inception, The Woodlands has always sought to maintain a wide array of home choices and marketed that information to the realtor community as they are critical in providing guidance to the corporate relocation homebuyer. As a result of this effort, over the last ten years The Woodlands has achieved an average of approximately 42% of new home sales attributable to "Outside of Houston Area" residents. Due to the new ExxonMobil campus that opens in 2014, we are seeing increased home sales to ExxonMobil employees who are relocating to The Woodlands in order to live in closer proximity to the new campus.

We believe the construction of The Grand Parkway linking The Woodlands and Bridgeland to the new ExxonMobil campus and the rest of the greater Houston area will have a positive impact on purchasing decisions for residents in our Houston master planned communities. Construction of the segments of The Grand Parkway that will serve The Woodlands and Bridgeland are expected to be completed in 2015.

Operating Assets

We own eight mixed-use and retail properties, nine office properties (the Columbia Office Properties contain six separate office buildings, which includes 70 Columbia Corporate Center), a multi-family apartment building, a resort and conference center, a 36-hole golf course and country club, three equity investments and four other assets that generate revenue. Based on a variety of factors, we believe that there are opportunities to redevelop or reposition certain of these assets, primarily the retail and Columbia office properties, to improve their operating performance. These factors include, but are not limited to the following: (1) existing and forecasted demographics surrounding the property; (2) competition related to existing and/or alternative uses; (3) existing entitlements of the property and our ability to change them, (4) compatibility of the physical site with proposed uses; and (5) environmental considerations, traffic patterns and access to the properties. We believe that, subject to obtaining all necessary consents and approvals, these assets have the potential for future growth by means of an improved tenant mix, additional gross leasable area ("GLA"), or repositioning of the asset for alternative use. Redevelopment plans for these assets may include office, retail or residential space, shopping centers, movie theaters, parking complexes and open space. Any future redevelopment will require the receipt of permits, licenses, consents and waivers from various parties. Our retail properties include approximately 2.2 million total square feet of GLA in the aggregate. Our office properties include approximately 1.5 million total square feet of GLA in the aggregate.

Retail

20 & 25 Waterway Avenue (The Woodlands, Texas)

20 & 25 Waterway Avenue are two retail properties located in The Waterway Square commercial district in The Woodlands Town Center. The properties total 49,972 square feet and were completed in 2009 and 2007, respectively. The properties are currently 100% leased as of December 31, 2013.

Cottonwood Square (Salt Lake City, Utah)

Cottonwood Square is a 77,079 square foot community center situated in a high traffic area. This site is across from our Cottonwood Mall property, which provides an opportunity for development synergies. The property is currently 94% leased.

Landmark Mall (Alexandria, Virginia)

Anchored by Macy's and Sears, Landmark Mall is an 879,413 square foot shopping mall located just nine miles west of Washington, D.C. The mall is within one mile of public rail service on D.C.'s metro blue line. In 2013 we received unanimous rezoning approval from the City of Alexandria for Phase I of the redevelopment which includes converting 11 acres of our 22 acre site, located within the center of the property between Macy's and Sears, from a traditional enclosed mall to a vibrant outdoor mixed-use environment with street retail shops and restaurants and high density residential. The redevelopment requires the consent of Macy's and Sears, and within Phase I of the redevelopment, we will construct approximately 285,000 square feet of new retail including a upscale dine-in movie theater, and up to 400 residential units. Future phases may include the balance of the mall site with mixed-use densities to total up to 5.5 million square feet as prescribed in the City of Alexandria's 2009 Van Dorn Small Area Plan. Future redevelopment will also be subject to approval of the anchor tenants as part of a reciprocal easement agreement that governs the property. We expect to begin redevelopment in 2014.

Park West (Peoria, Arizona)

Park West is a 249,184 square foot open-air shopping, dining and entertainment destination which is approximately one mile northwest of the Arizona Cardinals' football stadium and the Phoenix Coyote's hockey arena. Park West has an additional 100,000 square feet of available development rights as permitted for retail, restaurant and hotel uses. On November 5, 2012, we acquired four parcels of land adjacent to our Park West property consisting of approximately 18 acres. The acquisition enhances our control over infrastructure requirements and development rights associated with our property. The property is 76.4% leased as of December 31, 2013.

South Street Seaport (New York, New York)

South Street Seaport is comprised of the historic area and Pier 17. The historic area (area west of the FDR Drive) includes three mid-rise buildings and retail condominium space in an adjacent 1.1 million square foot office tower. Pier 17 includes a pavilion shopping center located in a historic waterfront district on the East River in Manhattan. The property is subject to a ground lease expiring in 2072. Upon completion of the Pier 17 Renovation Project ("Renovation Project", as described below), South Street Seaport will have approximately 362,000 square feet of leasable space, substantially all of which is retail.

On November 20, 2013, we announced plans for further redevelopment of the South Street Seaport district. The current zoning will support an additional 700,000 square feet of development. The plan features East River Esplanade improvements, restoration of the historic Tin Building, replacement of the wooden platform piers adjacent to Pier 17 and a mixed-use tower. The plan will need the approval of the New York City Landmarks Preservation Commission and will be subject to a Uniform Land Use Review Procedure ("ULURP") that requires approval by the New York City Council. We expect to begin the ULURP process in 2014.

On June 27, 2013, the City of New York executed the amended and restated ground lease for South Street Seaport, which was the final step necessary for the commencement of the renovation and reconstruction of the existing Pier 17 Building. Simultaneously with the execution of the lease, we executed a completion guaranty which requires us to perform certain obligations under the lease, including the commencement of construction with a scheduled completion date of March 31, 2016. The Renovation Project will increase the leasable area of Pier 17 to approximately 182,000 square feet and features a complete transformation of the Pier 17 building designed to include a vibrant, open rooftop with 40% more open space, upscale retail and outdoor entertainment venues. Construction on this site began during September 2013. In addition to the Renovation Project, we plan to retenant approximately 180,000 square feet of the historic area. The estimated costs for the Renovation Project and retenanting of the historic area are approximately $425 million.

On October 29, 2012, South Street Seaport was heavily impacted by Superstorm Sandy. The storm caused massive flooding in the waterfront areas of Lower Manhattan, including the South Street Seaport historic area. Reconstruction efforts are ongoing and the property is only partially operating.

Please refer to "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding this redevelopment project.

Outlet Collection at Riverwalk (New Orleans, Louisiana)

The Outlet Collection at Riverwalk (formerly known as "Riverwalk Marketplace") is located along the Mississippi River in downtown New Orleans and is adjacent to the New Orleans Memorial Convention Center and the Audubon Aquarium of the Americas. Construction of the Outlet Collection at Riverwalk began in July 2013 and is expected to open in the second quarter of 2014. This redevelopment expands our existing footprint by 50,000 square feet to approximately 250,000 square feet, and the total estimated costs are approximately $82 million (exclusive of our land value).

Please refer to "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding this redevelopment project.

Ward Centers (Honolulu, Hawaii)

Ward Centers is comprised of approximately 60 acres situated along Ala Moana Beach Park and is within one mile of Waikiki and downtown Honolulu. It is also a ten minute walk from Ala Moana Center, Hawaii's largest shopping center. Ward Centers currently includes a 665,000 square foot shopping district containing seven specialty centers and approximately 140 unique shops, a variety of restaurants and an entertainment center which includes a 16-screen movie theater.

In January 2009, the Hawaii Community Development Authority ("HCDA") approved a 15-year master plan, which entitles us to develop a mixed-use development encompassing a maximum of 9.3 million square feet, including up to 7.6 million square feet of residential space. In January 2011, we executed a development agreement with the HCDA which expires in 2024.

During 2011, we completed a 722-stall parking deck that directly serves the Ward Village Shops and the Auahi Shops tenants at a cost of $70.8 million. In 2012, Ward Village Shops was completed consisting of approximately 70,000 square feet at a cost of $32.1 million, and as of December 31, 2013, construction for Auahi Shops consisting of 57,000 square feet was substantially complete and at final completion we expect total costs to approximate $26.0 million. Pier 1 Imports and Nordstrom Rack occupy 100% of this retail center and relocated from their former locations within Ward Centers.

Consistent with the master plan approved by the HCDA, we announced plans in October 2012 to create a world-class urban master planned community that will transform Ward Centers into Ward Village, a vibrant neighborhood offering unique retail experiences, exceptional residences and workforce housing set among dynamic open spaces and pedestrian friendly streets. Ward Village has received LEED Neighborhood Development (LEED-ND) Platinum certification, making the project the nation's largest LEED-ND Platinum certified project, and the only LEED-ND Platinum project in the state of Hawaii. The LEED rating system is the foremost program for buildings, homes, and communities that are designed, constructed, maintained and operated for improved environmental and human health performance. LEED certification is generally important to buyers and users of such facilities because it is a third party certification regarding the facility's water efficiency, energy saving capability, indoor environmental quality, carbon dioxide emissions and resource preservation.

The project is expected to include approximately 4,000 condominium units assuming an average of approximately 1,500 square feet per unit, and over one million square feet of retail and other commercial space.

Phase One of the redevelopment consists of four components on four separate blocks: the renovation of the IBM building, a portion of which will serve as the information center and sales gallery for Ward Village, two mixed-use market rate residential towers and one reserved housing tower.

During 2013, we began the redevelopment of the IBM building, a well-known office building located at Ward Centers, into a world class information center and sales gallery for the entire Ward Village project. The information center and sales gallery will dedicate a section to the history of the land, while another will showcase our vision for Ward Village. The sales center opened in January 2014.

Development permit applications and detailed plans for Phase One, which includes the first three residential towers, were approved by the HCDA in the third quarter of 2013 and condominium documents have been approved by the Hawaii Real Estate Commission for two market rate towers. The first of the two market rate towers, Waiea, is planned to be developed at a surface parking lot on Ala Moana Boulevard and will have 171 market rate condominium units for sale, six levels of parking, and approximately 8,000 square feet of new retail space. Waiea will consist of one, two and three-plus bedroom units ranging from approximately 1,100 to 17,500 square feet.

The second market rate tower, Anaha, is planned for Auahi Street and will have 311 market rate condominium units for sale, six levels of parking, and approximately 17,000 square feet of new retail space. Anaha will consist of studios, one, two and three-bedroom units, townhomes and penthouses ranging from approximately 450 to 6,500 square feet.

Please refer to "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding this redevelopment project.

Waterway Garage Retail (The Woodlands, Texas)

Waterway Garage Retail is attached to The Waterway Square Garage located within The Woodlands Town Center. The 21,513 square feet retail portion of the garage was completed in 2011 and is currently 92.8% leased as of December 31, 2013.

Rio West Mall (Gallup, New Mexico)

Rio West Mall, a 521,194 square foot shopping center, is the only enclosed regional shopping center within a 125-mile radius and is easily accessed from Interstate 40 and historic Route 66. On September 30, 2013, we sold the property for $12.0 million and received $10.8 million of net proceeds, inclusive of a credit to the purchaser for certain improvement obligations. The net book value of the property was $10.2 million and we recognized a pre-tax gain of $0.6 million which is included in other income.

Office Operating Assets

110 N. Wacker (Chicago, Illinois)

The property is a 226,000 square foot office building located at 110 N. Wacker Drive in downtown Chicago. This office building is subject to a ground lease that expires in 2055, and is 100% net leased through October 2019. The tenant has several options to extend their lease through the duration of the ground lease, and we have the right to terminate the lease with six months' notice following the expiration of the initial term in 2019. We receive approximately $6.1 million in annual lease payments. We own a 99% ownership interest in the property which, upon a capital event, entitles us to a 11% preferred return on our invested capital. After we have received the preferred return, and a return of our capital, the excess cash flow is evenly split with our partners.

The Woodlands (The Woodlands, Texas)

1400 Woodloch Forest Drive

1400 Woodloch Forest Drive is a five-story Class B office building located at the entrance to The Woodlands Town Center. The property totals 95,667 square feet, was completed in 1981 and is 79.4% leased as of December 31, 2013.

2201 Lake Woodlands Drive

2201 Lake Woodlands Drive is a two-story Class C office building located in the East Shore commercial district of The Woodlands. The property totals 24,119 square feet, was completed in 1994 and was recently vacated by its single tenant who moved to our office building at One Hughes Landing. We are seeking a tenant for this building.

3 Waterway Square

In June 2013, we opened an 11-story 232,000 square foot Class A office building located in The Woodlands Town Center and adjacent to the 4 Waterway Square office building. The property is 97.3% leased as of December 31, 2013.

4 Waterway Square

4 Waterway Square is a nine-story Class A office building located within The Woodlands Town Center. The property totals 218,551 square feet, was completed in 2010, and is 100% leased as of December 31, 2013.

9303 New Trails

9303 New Trails is a four-story Class B office building located within the Research Forest district of The Woodlands. The property totals 97,705 square feet, was completed in 2008, and is 94.3% leased as of December 31, 2013.

One Hughes Landing

In September 2013, we opened One Hughes Landing, an eight-story, 197,719 square foot Class A office building set on 2.7 acres, including a 632 space parking garage. One Hughes Landing is the first building to open for the 66-acre mixed-use development site called Hughes Landing on Lake Woodlands. The property is 97.8% leased as of December 31, 2013.

Columbia Office Properties (Columbia, Maryland)

We own five office buildings, and are a master tenant of a sixth office building, in downtown Columbia, Maryland. Columbia is located 14 miles from the Baltimore Beltway and 17 miles from the Washington Beltway. The master ground lease under the sixth office building has a 2020 initial expiration and a 2060 final expiration date, including the market renewal options. The buildings, which comprise approximately 491,000 square feet in the heart of downtown Columbia, include: (1) American City Building (master tenant); (2) the Columbia Association Building; (3) 70 Columbia Corporate Center; (4) the Columbia Exhibit Building; (5) the Columbia Regional Office Building and (6) the Ridgley Building. This group also contains the Merriweather Post Pavilion. Both the Columbia Regional Building and Merriweather Post Pavilion were designed by Frank Gehry. The Columbia Regional Office Building is being redeveloped as a mixed-use project. Construction is expected to be completed during the fourth quarter of 2014, and the total development cost is $25 million (exclusive of land value). In July 2012, we executed a lease with Whole Foods Market for 41,000 square feet. In December 2012, we executed a lease with The Columbia Association Inc. for an upscale fitness center comprised of 27,556 square feet. The tenants are expected to take occupancy in the fourth quarter of 2014.

Please refer to "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding this redevelopment project.

Multi-family

The Millennium Waterway Apartments (The Woodlands, Texas)

The Millennium Waterway Apartments is a 393-unit apartment building located within The Woodlands Town Center. We acquired our partners' interest on May 31, 2012, and it is now consolidated in our financials. This property was previously an equity investment. As of December 31, 2013, the property is 90.1% leased.

Resort and Conference Center and Country Club

The Woodlands Resort & Conference Center (The Woodlands, Texas)

The Woodlands Resort & Conference Center is located approximately two miles south of The Woodlands Town Center and consists of 440 hotel rooms and 90,000 square feet of meeting space, including the 30,000 square feet currently leased by ExxonMobil.

In 2013, we announced plans for the redevelopment and expansion of The Woodlands Resort & Conference Center. Completion of the project is expected during the summer of 2014. Total estimated construction costs for this project are approximately $75 million.

Please refer to "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding this redevelopment project.

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

Other Operating Assets and Investments

Waterway Square Garage (The Woodlands, Texas)

Waterway Square Garage, located within The Woodlands Town Center, is a five-story parking garage that contains 1,933 parking spaces and 21,513 square feet of retail space. The garage was completed in 2009 and is reported separately from the retail space. The retail space is included in our retail operating asset section above.

Woodlands Sarofim #1 Limited (The Woodlands, Texas)

We own a 20% interest in three office/industrial buildings located in The Woodlands Research Forest district within The Woodlands. The portfolio contains 129,790 square feet and the various buildings were constructed between the late 1980s and 2002.

Participation Interest in Golf Courses at TPC Summerlin and TPC Las Vegas, located in the Summerlin Master Planned Community (Las Vegas, Nevada)

The TPC Summerlin is an 18-hole private championship course designed by golf course architect Bobby Weed with player consultant Fuzzy Zoeller. TPC Las Vegas is an 18-hole public championship course designed by Bobby Weed with player consultant Raymond Floyd. These courses represent the only two golf courses in Nevada that are owned and operated by the Professional Golfers' Association of America (the "PGA").

We are entitled to receive residual payments from the PGA with respect to the two golf courses through October 31, 2021, the termination date of the agreement with the PGA. We receive 75% of the net operating profits and 90% of all profits from membership sales at TPC Summerlin until such time as the original investment in the courses of $23.5 million has been recouped, which is projected to occur no sooner than 2015. Once we have received payments from the PGA totaling $23.5 million, we are entitled to receive 20% of all net operating profits from the two courses through the termination date of the agreement. As of December 31, 2013, the remaining balance of our investment is approximately $5.6 million, approximately $4.4 million greater than our $1.2 million book value.

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

Summerlin Las Vegas Baseball Club

In 2012, we became a 50% partner in a joint venture, Summerlin Las Vegas Baseball Club, LLC, formed for the purpose of acquiring 100% of the operating assets of the Las Vegas 51s, a Triple-A baseball team which is affiliated with the New York Mets. The Las Vegas 51s is a member of the Pacific Coast League and has been based in Las Vegas for 30 years. In May 2013, the joint venture acquired the team for approximately $21.0 million, of which our 50% share was $10.5 million. The team is located near our Summerlin Master Planned Community. Our strategy in acquiring an ownership interest is to pursue a potential relocation of the team to a stadium which we would then build in our Summerlin Master Planned Community. There can be no assurance that such a stadium will ultimately be built.

Interest in Stewart Title (The Woodlands, Texas)

We own a 50% interest in Stewart Title, a real estate services company located in The Woodlands which handles a majority of the residential and commercial land sale closings for The Woodlands.

Interest in Summerlin Hospital Medical Center (Las Vegas, Nevada)

We have an indirect ownership interest of approximately 6.8% in the Summerlin Hospital Medical Center. Our ownership interest entitles us to a pro rata share of the cumulative undistributed profit in the hospital and we typically receive a distribution one time per year during the first quarter. The annual distributions have typically been between $2.0 million to $3.0 million, but vary from year to year. This medical center is a 450-bed hospital located on a 32-acre medical campus in our Summerlin Master Planned Community. The hospital completed a major renovation in 2009 that expanded the hospital to 450 beds (from 281 beds) and added a new six-story patient tower, an expanded emergency room, a four-story 80,000 square foot medical office building and a 600-space parking garage. Our interest relates to the contributed land, and Universal Health Services, Inc. provided the funds to build the hospital.

Interest in Head Acquisition (Hexalon)

On October 30, 2013, we sold our interest in Head Acquisition, LP ("Head"), a cost basis investment, for cash proceeds of $13.3 million. The sale resulted in a gain of approximately $8.5 million.

Strategic Developments

Our Strategic Developments segment is made up of near, medium and long-term real estate properties and development projects. We continue to advance the development plans for each of these assets based on market conditions and availability of capital. We will likely need to obtain financing to undertake a development plan, in addition to obtaining the proper permits and approvals which are typical of most large-scale real estate developments of this nature. Unless otherwise indicated, estimated costs associated with developments are exclusive of land value because we typically own all of the land underlying our Strategic Developments.

We are continuing to execute our strategic plans to substantially develop several of these assets with construction either under way or pending. The remainder of these assets will require substantial future development to achieve their highest and best use.

The following table summarizes our Operating Assets undergoing redevelopment and our Strategic Development projects, some of which are currently under construction as of December 31, 2013:

	Location	Size/GLA		Size (Acres)		Net Book Value, December 31, 2013 (Millions)		Acquisition Year
Operating Assets Undergoing Redevelopment:
Outlet Collection at Riverwalk	New Orleans, LA	250,000		11		$36.4	(a)	2004
South Street Seaport	New York, NY	362,000		11		41.0	(b)	2004
The Woodlands Resort & Conference Center (c)	The Woodlands, TX	440 rooms		70		75.1	(d)	1974 / 2002
Strategic Developments Under Construction:
Columbia Regional Building	Columbia, MD	89,000		—		20.9	(e)	2004
Creekside Village Green	The Woodlands, TX	74,352		7		2.9		—
ExxonMobil Build-to-Suit	The Woodlands, TX	647,000		4		6.6		—
Hughes Landing Retail	The Woodlands, TX	123,000		9		6.2		—
Millennium Woodlands Phase II (f)	The Woodlands, TX	314 units		5		2.2		—
ONE Ala Moana Condo Project (f)	Honolulu, HI	206 units		—		19.9		2002
One Lake's Edge	The Woodlands, TX	390 units / 22,289 retail		3		6.1		—
The Metropolitan Downtown Columbia Project (f)	Columbia, MD	380 units / 14,000 retail		4		5.0		2004
The Shops at Summerlin Center	Las Vegas, NV	1,600,000		106		141.4		2004
Two Hughes Landing	The Woodlands, TX	197,000		4		22.4		—
Ward Sales Center	Honolulu, HI	—		—		16.0	(g)	—
Other Strategic Developments:
Alameda Plaza (h)	Pocatello, ID	65,292		7		0.7		2002
AllenTowne	Allen, TX	—		238		25.5		2006
Bridges at Mint Hill (i)	Charlotte, NC	—		210		21.4		2007
Century Plaza	Birmingham, AL	755,573	(j)	63		4.5		1997
Circle T Ranch and Power Center (f)	Dallas / Ft. Worth, TX	—		279		9.1		2005
Commercial Land (k)	The Woodlands, TX	—		19		14.0		—
Cottonwood Mall	Holladay, UT	232,843		54		20.3		2002
Elk Grove Promenade	Elk Grove, CA	—		100		6.2		2003
Fashion Show Air Rights	Las Vegas, NV	—		—		—		2004
Kendall Town Center	Kendall, FL	—		70		18.1		2004
Lakemoor (Volo) Land	Lakemoor, IL	—		40		0.3		1995
Maui Ranch Land	Maui, HI	—		20	(l)	—		2002
Parcel C (f)	Columbia, MD	437 units / 31,000 retail		5		5.8		2004
Redlands Promenade	Redlands, CA	—		10		3.0		2004
Redlands Mall	Redlands, CA	174,787		12	(m)	6.5		2004
Ward Condominiums	Honolulu, HI	906 units		—		17.1	(n)	2002
West Windsor	West Windsor, NJ	—		658		23.0		2004

Total				2,019		$577.6

Note: Projects are grouped according to development activity. For the purposes of this table, the assets under or pending construction are grouped first. All other projects under development are grouped alphabetically.

(a)
Net Book Value includes $25.0 million of development costs at the Outlet Collection at Riverwalk.
(b)
Net Book Value includes $24.2 million of development costs at South Street Seaport.
(c)
The Woodlands Resort & Conference Center was built in 1974, expanded in 2002, and is currently being renovated.

(d)
Net Book Value includes $27.5 million of development costs at The Woodlands Resort & Conference Center.
(e)
Net Book Value includes $16.4 million of development costs at the Columbia Regional Building.
(f)
Net Book Value is made up of our investment in the joint venture. Please refer to Note 5 – Real Estate Affiliates, in our Consolidated Financial Statements.
(g)
Net Book Value represents development costs at December 31, 2013.
(h)
During 2013, we sold 1.3 acres including 10,000 square feet of retail space.
(i)
Net Book Value represents net consolidated investment in the joint venture.
(j)
Century Plaza square footage represents GLA for entire mall.
(k)
Represents land identified for future retail, office, hotel and / or other commercial developments at The Woodlands.
(l)
Maui Ranch Land size represents two-10 acre land parcels.
(m)
The Village at Redlands acreage represents total mall site inclusive of anchor lots. Five of the twelve acres is owned by us, and the remaining seven acres are parking owned by The City of Redlands.
(n)
Net Book Value represents development costs for the first three residential towers approved by the HDCA.

The Woodlands (The Woodlands, Texas)

Creekside Village Green

Creekside Village Green is located within the 100-acre mixed-use commercial development that is anchored by H-E-B grocery store and will ultimately include 400,000 square feet of retail and office space, 800 units of multi-family, 200 units of senior living facility and an 85,000 square foot campus within the Lone Star College System. Creekside Village Green is a 74,352 square foot retail center which will consist of retail, restaurant and professional office space across two main buildings and a centrally located restaurant building. Creekside Village Green will also include a one-acre tree-lined park designed to be the hub of all activity within the greater 100-acre development. During the fourth quarter 2013, we began construction. Total development costs are expected to be approximately $19 million. We anticipate the project will open in the fourth quarter of 2014. Please refer to "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding this redevelopment project.

ExxonMobil Build-to-Suit

On December 16, 2013 we announced the development of two adjacent Class A office buildings. The building located at 1725 Hughes Landing Boulevard (West Building) will be 12 stories and approximately 318,000 rentable square feet, and the one located at 1735 Hughes Landing Boulevard (East Building) will be 13 stories and 329,000 rentable square feet. A 2,617 space parking garage will also be located on the 4.3 acre site and will be exclusive to the office project. ExxonMobil Corporation has executed leases to occupy the entire West Building for twelve years and 160,000 square feet in the East Building for eight years, with an option to lease the remaining space before the building opens. Total development costs are expected to be approximately $171 million (exclusive of land value) and the project is expected to be completed by the fourth quarter of 2015. Please refer to "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding this development project.

Hughes Landing Retail

During the fourth quarter 2013, we began construction of Hughes Landing Retail, a 123,000 square foot retail component of Hughes Landing. The project will consist of Whole Foods, an anchor tenant with 40,000 square feet of space, 32,900 square feet of retail, and a 50,100 square foot restaurant row. Total development costs are expected to be approximately $36 million, and the project is expected to be completed in the fourth quarter of 2014. The majority of the restaurants on restaurant row will open during the first quarter 2015. Please refer to "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding this development project.

Millennium Woodlands Phase II

On May 14, 2012, we entered into a joint venture, Millennium Woodlands Phase II, LLC ("Millennium Phase II"), with The Dinerstein Companies, for the construction of a 314-unit Class A multi-family complex in The Woodlands Town Center. Total development costs are expected to be $38 million (exclusive of land value), and completion is expected in the second quarter of 2014. Please refer to "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding this development project.

One Lake's Edge

In October 2013, we began construction of an eight-story, Class A, multi-family project within Hughes Landing that will be comprised of 390 multi-family units (averaging 984 square feet per unit), 22,289 square feet of retail and an approximately 750 space parking garage, all situated on 2.92 acres of land. Additionally, the project will feature an amenity deck on the third floor which will house the pool, courtyard and other amenities overlooking Lake Woodlands. Total development costs are expected to be approximately $88 million and completion is expected in the first quarter of 2015. Please refer to "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding this development project.

Two Hughes Landing

During the third quarter 2013, we began construction of Two Hughes Landing, the second Class A office building located in Hughes Landing on Lake Woodlands. Two Hughes Landing will be a 197,000 square foot, eight-story office building with an adjacent 630 space parking garage. The building and the garage will be situated on 3.6 acres of land and is estimated to cost approximately $49 million. Please refer to "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding this redevelopment project.

ONE Ala Moana Tower Condo Project (Honolulu, Hawaii)

In October 2011, we and an entity jointly owned by two local developers, Kobayashi Group and The MacNaughton Group, formed a joint venture called HHMK Development, LLC ("HHMK Development"), to explore the development of a luxury condominium tower above an existing parking structure at Ala Moana Center. We own 50% of the venture and our partner owns the remaining 50%. In June 2012, we formed another 50/50 joint venture, KR Holdings, LLC ("KR Holdings"), with the same two development partners. KR Holdings was responsible for development activities and obtained construction financing for the project. Construction of the 23-story, 206-unit tower consisting of one, two and three-bedroom units ranging from 760 to 4,100 square feet commenced in April of 2013, and we expect completion at the end of 2014. The venture is expected to invest approximately $265.1 million, which includes construction, selling and all financing costs.

During the fourth quarter of 2012, we pre-sold all of the condominium units at an average price of $1.6 million, or approximately $1,170 per square foot and the average unit size is approximately 1,350 square feet.

Please refer to "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding this development project.

Parcel C (Columbia, Maryland)

On October 4, 2013, we entered into a joint venture agreement with a local multi-family developer, Kettler, Inc., ("Kettler") to construct a 437-unit, Class A apartment building with 31,000 square feet of ground floor retail. We contributed approximately five acres of land having an estimated book value of $4.0 million in exchange for a 50% interest in the joint venture. When the joint venture closes on a construction loan our interest in the joint venture will be stepped up to $23.4 million or $53,500 per constructed unit and our partner will be required to make a cash contribution to the venture, the amount of which will depend on the size of the construction financing obtained for the development. Please refer to "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding this development project.

The Metropolitan Downtown Columbia Project (Columbia, Maryland)

In October 2011, we entered into a joint venture with Kettler to construct an approximate 380-unit Class A apartment building with approximately 10,000 square feet of ground floor retail space in downtown Columbia, Maryland. We contributed a 4.2 acre site, having a $3.0 million book value, in exchange for a 50% interest in the venture. Our partner is responsible for providing construction and property management services, including the funding and oversight of development activities. The venture began construction of The Metropolitan in February 2013. On July 11, 2013, the venture closed on a $64.1 million construction financing. Our contributed land was valued at $20.3 million and Kettler contributed $13.3 million in cash, of which $7.0 million was distributed to us. Total development costs are expected to be $97 million and completion is expected in the third quarter of 2014. Please refer to "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding this development project.

The Shops at Summerlin (Las Vegas, Nevada)

This 106-acre development project is part of a 400-acre mixed-use town center for the Summerlin Master Planned Community and faces Interstate 215 between Sahara Drive and Summerlin Centre Drive, approximately nine miles west of the Las Vegas Strip. The project is planned for approximately 1.6 million square feet of retail and office development. The project consists of retail, office, and anchor space and has the potential for a hotel and multi-family residential units. Construction began again in 2013 with completion anticipated at the end of 2014. Total development costs are expected to be $391 million.

In the fourth quarter of 2013, we sold approximately eight acres of land to Dillard's for the construction of a two-level, 200,000 square foot department store. Also in the fourth quarter, we leased approximately six acres of land to Macy's for the construction of an 180,000 square foot department store. Dillard's and Macy's are two anchor tenants of a total of three planned anchors for The Shops at Summerlin, which is expected to open in late 2014. We are actively pre-leasing the non-anchor space at the property. Please refer to "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding this development project.

Other Development Projects

Alameda Plaza (Pocatello, Idaho)

Alameda Plaza is located in Pocatello, Idaho at the intersection of Yellowstone Park Highway and Alameda Road. The approximate 19.7-acre site contains 190,341 square feet of mostly vacant retail space. During 2013, we sold a 1.3 acre site for $1.3 million that had a book value of $0.4 million. During 2012, we sold 11.5 acres, including 104,705 square feet of mostly vacant retail spaces for $4.5 million which had a book value of $1.3 million. We are continuing to explore the sale of the remaining 6.9 acres.

AllenTowne (Allen, Texas)

AllenTowne consists of 238 acres located at the high-traffic intersection of Highway 121 and U.S. Highway 75 in Allen, Texas, 27 miles northeast of downtown Dallas. We are continuing to consider our plans to best position the property for the opportunities presented by evolving market conditions.

Bridges at Mint Hill (Charlotte, North Carolina)

On September 8, 2011, we entered into a joint venture with the owner of land adjacent to our land to develop a shopping center on the combined property located southeast of Charlotte, North Carolina.. On October 30, 2012, we contributed $4.5 million in cash to pay off the existing mortgage on our partner's property, and both parties contributed their respective properties in the venture. Our ownership in the venture increased from 79.0% to 90.5% as a result of the contribution. The combined parcel is now approximately 210 acres consisting of 120 developable acres and is currently zoned for approximately 1.3 million square feet of retail, hotel and commercial development. The land is divided by a small stream known as Goose Creek. The current zoning plan contemplates connecting the resulting parcels with bridges over the creek. Development will require construction of internal roadways, connecting bridges, expansion of roads and an installation of a force main (offsite) for sewer utility.

Century Plaza (Birmingham, Alabama)

Century Plaza is located on the southeastern side of Birmingham, Alabama, on U.S. Route 78 (Crestwood Blvd.) near Interstate 20. In May 2009, the mall was shuttered. The site consists of approximately 63 acres with approximately 740,000 square feet of GLA.

Circle T Ranch and Circle T Power Center (Fort Worth, Texas)

Located at the intersection of Texas highways 114 and 170, Circle T Ranch is 20 miles north of downtown Fort Worth, in Westlake, Texas. The property is approximately 279 total acres on two parcels. The Circle T Ranch parcel contains 128 acres while the Circle T Power Center parcel contains 151 acres. We have a 50% ownership interest with Hillwood Properties, a local developer, in this joint venture.

Cottonwood Mall (Holladay, Utah)

Located 7.5 miles from downtown Salt Lake City, in the city of Holladay, Utah, Cottonwood Mall is a unique infill development opportunity. In 2008, work began on a complete redevelopment of the 54-acre site, but development has been delayed due to the changing economic environment. The original mall was completely demolished with the exception of Macy's which continues to operate as a stand-alone department store on the site. The project is entitled for 575,000 square feet of retail, 195,000 square feet of office and 614 residential units. We are exploring the feasibility of a mixed-use development and are soliciting retailer interest in the site.

Elk Grove Promenade (Elk Grove, California)

Elk Grove Promenade was originally planned as a 1.1 million square foot outdoor shopping center on approximately 100 acres. Construction began in 2007, but has been delayed due to changing economic conditions. Located approximately 17 miles southeast of Sacramento, the location affords easy access and visibility from State Highway 99 at Grant Line Road. Plans for the site are being evaluated in light of evolving market conditions.

Fashion Show Air Rights (Las Vegas, Nevada)

We entered into a binding set of core principles with GGP pursuant to which we will have the right to acquire for nominal consideration an 80% ownership interest in the air rights above the Fashion Show Mall located on the Las Vegas Strip. This right is contingent upon the satisfaction of a number of conditions and does not become effective unless the existing loans of the Fashion Show Mall and The Shoppes at the Palazzo and related guarantees are settled in full, which is currently expected to occur with GGP's scheduled repayment in May 2017.

Kendall Town Center (Kendall, Florida)

Kendall Town Center is a 141 acre mixed-used site located at the intersection of North Kendall Drive and SW 158th, approximately 20 miles southwest of downtown Miami. A 31-acre parcel was sold to Baptist Hospital in March 2008, a 282,000 square foot hospital with 133 beds and a 62,000 square foot medical office building, opened in 2011. In addition, we sold five acres in 2011 and 18 acres in 2009. These 23 acres are expected to include a 120-room hotel with ancillary office and retail space and a senior housing development. Land totaling 14 acres has been deeded to the property owners association and three acres have been deeded to the County. We own the remaining 70 acres, which are currently entitled for 621,300 square feet of retail, 60,000 square feet of office space and a 50,000 square foot community center. We are currently developing a mixed-use program and site plan and expect to submit a rezoning application to permit residential development in 2014.

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

Redlands Promenade (Redlands, California)

Redlands Promenade is a ten-acre site located at Eureka and the Interstate 10 off ramp in Redlands, California. The project is entitled for 125,000 square feet of retail development.

Redlands Mall (Redlands, California)

The Redlands Mall is a single-level, 174,787 square foot enclosed shopping center at the intersection of Redlands Boulevard and Orange Street. Currently anchored by CVS, Denny's and Union Bank, the site is located in downtown Redlands two blocks south of the Redlands Promenade site. The interior portion of the mall closed in September 2010. This center is envisioned as a mixed-use retail and residential redevelopment.

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

Competition

The nature and extent of the competition we face depends on the type of property involved. With respect to our master planned communities segment, we compete with other landholders and residential and commercial property developers in the development of properties within Las Vegas; Nevada, Houston; Texas and the Baltimore/Washington, D.C. markets. Significant factors which we believe allow us to compete effectively in this business include:

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

With respect to our Operating Assets segment we primarily compete for retail and office tenants, and to a lesser extent, residential tenants. We believe the principal factors that retailers consider in making their leasing decisions include: (1) consumer demographics; (2) quality, design and location of properties; (3) neighboring real estate projects that have been developed by our predecessors or that we, in the future, may develop; (4) diversity of retailers and anchor tenants at shopping center locations; (5) management and operational expertise; and (6) rental rates.

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

Substantially, all of our properties have been subject to Phase I environmental assessments, which are intended to evaluate the environmental condition of the surveyed and surrounding properties. As of December 31, 2013, the assessments have not revealed any known environmental liability that we believe would have a material adverse effect on our overall business, financial condition or results of operations. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that the conditions have changed since the assessments were prepared (typically at the time the property was purchased or encumbered with debt). Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability on us, or the current environmental condition of our properties will not be adversely affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties (such as the presence on such properties of underground storage tanks) or by third parties unrelated to us.

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

Employees

As of December 31, 2013, we had approximately 1,000 employees.

Available Information

We maintain a website at www.howardhughes.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are available and may be accessed free of charge through the Investors section of our website under the SEC Filings subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. Also available through our Investors section of our website are reports filed by our directors and executive officers on Forms 3, 4 and 5, and amendments to those reports. Our website and included or linked information on the website are not intended to be incorporated into this Annual Report on Form 10-K.

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

  •
  fluctuating condominium prices and absorption rates;

  •
  vacancies and changes in rental rates;

  •
  declines in the financial condition of our tenants and our ability to collect rents from our tenants;

  •
  declines in consumer confidence and spending that adversely affect our revenue from our retail properties;

  •
  decrease in traffic to our retail properties due to the convenience of other retailing options such as the internet;

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

The successful execution of our business strategy will require us to obtain substantial amounts of operating and development capital. Sources of such capital could include bank borrowings, public and private offerings of debt or equity, or the sale of certain assets which may include entry into joint ventures with one or more third parties. We may be unable to obtain financing in the future and any financing we are able to secure may only be available on unfavorable terms.

A downturn in national or regional economic conditions, could adversely impact our business.

Fluctuations in growth in the national economy may negatively impact our earnings, cash flow and liquidity by weakening demand for our real estate properties.

In addition, the housing market and the demand from builders for lots vary depending on location. Projected lot sales used in our feasibility analyses may not be met. In addition, the success of our master planned communities business is heavily dependent on local housing markets in Las Vegas; Nevada, Houston, Texas; and Baltimore, Maryland/Washington, D.C., which in turn are dependent on the health and growth of the economies and availability of credit in these regions.

We may be unable to develop and expand our properties.

Our business objective includes the development and redevelopment of our properties, which we may be unable to do if we do not have or cannot obtain sufficient capital to proceed with planned development, redevelopment or expansion activities. We may be unable to obtain anchor store, mortgage lender and property partner approvals that are required for any such development, redevelopment or expansion. We may abandon redevelopment or expansion activities already under way that we are unable to complete, which may result in charge-offs of costs previously capitalized. In addition, if redevelopment, expansion or reinvestment projects are unsuccessful, the investment in such projects may not be fully recoverable from future operations or sale resulting in impairment charges.

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

  •
  compliance with building codes and other local regulations; and

  •
  an inability to secure tenants necessary to support commercial projects or obtain construction financing for the development or redevelopment of our properties.

Development of properties entails a lengthy, uncertain and costly entitlement process.

Approval to develop real property entails an extensive entitlement process involving multiple and overlapping regulatory jurisdictions and often requires discretionary action by local governments. This process is often political and uncertain. Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. In addition, our competitors and local residents may challenge our efforts to obtain entitlements and permits for the development of properties. The process to comply with these regulations is usually lengthy and costly, may not result in the approvals we seek, and can be expected to materially affect our development activities.

Our development, construction and sale of condominiums are subject to state regulations and may be subject to claims from the homeowners association at each project.

A portion of our business is dedicated to the formation and sale of condominiums. Condominiums are generally regulated by an agency of the state in which they are located or where the condominiums are marketed to be sold. In connection with our development of condominiums and offering of condominium units for sale, we must submit regulatory filings to various state agencies and engage in an entitlement process by which real property owned under one title is converted into individual units. Any responses or comments on our condominium filings may delay our ability to sell condominiums in certain states and other jurisdictions. Further, we will be required to transfer control of a condominium association's board of directors once we trigger one of several statutory thresholds, with the most likely triggers being tied to the sale of not less than a majority of units to third-party owners. Transfer of control can result in claims with respect to deficiencies in operating funds and reserves, constructions defects and other condominium-related matters by the condominium association and/or third-party condominium unit owners. Any material claims in these areas could negatively affect our reputation in condominium development and ultimately have a material adverse effect on our operations as a whole.

Purchasers may default on their obligations to purchase condominiums.

We enter into contracts for the sale of condominium units that generally provide for the payment of a substantial portion of the sales price at closing when a condominium unit is ready to be delivered and occupied. A significant amount of time may pass between the execution of a contract for the purchase of a condominium unit and the closing thereof. Defaults by purchasers to pay any remaining portions of the sales prices for condominium units under contract may have an adverse effect on our financial condition and results of operations.

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

  •
  strength of the residential housing and condominium markets;

  •
  local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants;

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

We may experience construction delays and cost overruns in connection with the construction of our condominium projects and development or redevelopment of our properties.

Several of our condominium and other development and redevelopment projects are under construction. Construction projects entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, health and safety incidents and site accidents, poor performance or nonperformance by any of our joint venture partners or other third parties on whom we rely, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. Difficulties or delays with respect to construction projects could adversely affect our results of operations.

Our substantial indebtedness could adversely affect our business, prospects, financial condition or results of operations and prevent us from fulfilling our obligations under the notes.

We have a significant amount of indebtedness. On October 2, 2013, we issued $750.0 million aggregate principal amount of our 6.875% Senior Notes due 2021 (the "Senior Notes") and received net cash proceeds of $739.6 million. As of December 31, 2013, our total consolidated debt was approximately $1,514.6 million (excluding an undrawn balance of $103.3 million under our revolving facilities) of which $778.3 million was recourse to the Company. In addition, we have $32.2 million of recourse guarantees associated with undrawn construction financing commitments as of December 31, 2013. As of December 31, 2013, our share of the debt of our Real Estate Affiliates was $39.0 million based upon our economic ownership which is non-recourse to us.

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

The nature and extent of the competition we face depends on the type of property. With respect to our master planned communities, we compete with other landholders and residential and commercial property developers in the development of properties within the Las Vegas, Nevada; Houston, Texas; and Baltimore/Washington, D.C. markets. A number of residential and commercial developers, some with greater financial and other resources, compete with us in seeking resources for development and prospective purchasers and tenants. Competition from other real estate developers may adversely affect our ability to attract purchasers and sell residential and commercial real estate, sell undeveloped rural land, attract and retain experienced real estate development personnel, or obtain construction materials and labor. These competitive conditions can make it difficult to sell land at desirable prices and can adversely affect our results of operations and financial condition.

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

While we generally participate in making decisions for our jointly owned properties and assets, we might not always have the same objectives as the partner in relation to a particular asset, and we might not be able to formally resolve any issues that arise. In addition, actions by a partner may subject property owned by the joint venture to liabilities greater than those contemplated by the joint venture agreements, be contrary to our instructions or requests or result in adverse consequences. We cannot control the ultimate outcome of any decision made, which may be detrimental to our interests. Some of our interests, such as the Summerlin Medical Hospital Center are controlled entirely by our partners.

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

We sometimes seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate swap agreements. There cannot be any assurance that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging of these transactions will not result in losses. Our policy is to use derivatives only to hedge interest rate risks related to our borrowings, not for speculative or trading purposes, and to enter into contracts only with major financial institutions based on their credit ratings and other factors. These hedging arrangements, which could include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or breakage costs, if we terminate them. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations.

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

Certain provisions of the Internal Revenue Code could limit our ability to fully utilize the tax assets if we were to experience a "change of control". If such an event were to occur, the cash flow benefits we might otherwise have received would be eliminated. We currently have approximately $95 million of federal net operating loss carryforwards, of which $25 million are subject to the separate return year limitation rules. A change of control could limit our ability to use our net operating losses prior to their expiration.

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

A number of our properties are located in areas which are subject to natural or other disasters, including hurricanes, floods, earthquakes and oil spills. Some of our properties, including Ward Centers, South Street Seaport and the Outlet Collection at Riverwalk are located in coastal regions, and could therefore be affected by increases in sea levels, the frequency or severity of hurricanes and tropical storms, or environmental disasters, whether such events are caused by global climate changes or other factors.

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

The insurance carriers that we utilize had satisfactory financial ratings at the time the policies were placed and made effective based on various insurance carrier rating agencies commonly used in the insurance industry. We cannot assure our investors that these financial ratings will remain satisfactory or constant throughout the policy period. There is a risk that these financial ratings may be downgraded throughout the policy period or that the insurance carriers may experience a financial failure. A downgrade or financial failure of our insurance carriers may result in their inability to pay current and future claims. This inability to pay claims may have an adverse impact on our financial condition. In addition, a downgrade or a financial failure of our insurance carriers may cause our insurance renewal or replacement policy costs to increase.

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

Pershing Square Capital Management, L.P. ("Pershing Square") beneficially owns 9.0% of our outstanding common stock (excluding shares issuable upon the exercise of warrants) as of December 31, 2013. Under the terms of our stockholder agreements, Pershing Square currently has the ability to designate three members of our board of directors.

Although Pershing Square has entered into a standstill agreement to limit its influence over us, the concentration of ownership of our outstanding common stock held by Pershing Square and other substantial stockholders may make some transactions more difficult or impossible without the support of these stockholders, or more likely with the support of these stockholders. The interests of our substantial stockholders could conflict with or differ from the interests of our other stockholders. For example, the concentration of ownership held by Pershing Square and other substantial stockholders, even if these stockholders are not acting in a coordinated manner, could allow Pershing Square and other substantial stockholders to influence our policies and strategy and could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that may otherwise be favorable to us and our other stockholders.

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

In connection with the spin-off, GGP has agreed to indemnify us from and against 93.75% of any losses, claims, damages, liabilities and reasonable expenses to which we become subject, in each case solely to the extent attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010, in an amount equal to a maximum of $303.8 million, plus applicable interest. We will be responsible for the remainder of any such taxes. GGP may not have sufficient cash to reimburse us for its share of these taxes described above. As of December 31, 2013, the maximum amount covered by the GGP indemnity is $282.3 million plus applicable interest. We have ongoing litigation related to the foregoing taxes that, whether resolved in our favor or otherwise, could impact the timing of the items subject to indemnification by GGP. In addition, if the IRS were successful in litigation with respect to such audits, we may be required to change our method of tax accounting for certain transactions, which could affect the timing of our future tax payments, increasing our tax payments in the short term relative to our current tax cost projections.

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

  •
  our tax payments;

  •
  our ability to raise capital;

  •
  overall market fluctuations; and

  •
  general economic conditions.

Further, Pershing Square and other substantial shareholders may hold their investments for an extended period of time, thereby decreasing the number of shares available in the market and creating artificially low supply for, and trading prices of our common stock. If one or more of these principal holders sell a significant amount of our common stock, it could decrease the price of our common stock.

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

Certain of our substantial stockholders, including Pershing Square, have the right to purchase the number of our shares as necessary to allow the stockholder to maintain its proportionate ownership interest on a fully diluted basis, for so long as the stockholder beneficially owns at least 5% of our outstanding common stock on a fully-diluted basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Dallas, Texas where we lease approximately 34,932 square feet under an arrangement that expires in 2021. We also maintain offices at certain of our properties as well as in The Woodlands, Texas, New York, New York, and Los Angeles, California. We believe our present facilities are sufficient to support our operations.

Our Master Planned Communities, Operating Assets, and our Strategic Developments assets are described above in "Item 1. Business Overview of Business Segments". Leases with tenants at our retail operating asset locations generally include base rent and common area maintenance charges.

The following table summarizes certain metrics of the retail properties within our Operating Assets segment as of December 31, 2013.

								Year Ended December 31, 2013
Property	Location	Existing Gross Leasable Area		Size (Acres)		Net Book Value, December 31, 2013 (Millions)		Average Annual Tenant Sales per Square Foot(a)	Mall and Other Rental NOI (000)(b)	Average Sum of Rent and Recoverable Common Area Costs per Square Foot(c)	Occupancy Cost(d)	NOI Margin(e)	Year Built / Acquired
20/25 Waterway Avenue	The Woodlands, TX	49,972		1		$10.9		$385	$1,640	$51	13.2%	63.5%	2007/2009
Cottonwood Square (f)	Salt Lake City, UT	77,079	(g)	7	(h)	5.4		n.a.	451	n.a.	n.a.	66.4%	2002
Landmark Mall	Alexandria, VA	440,476	(i)	22		33.8	(j)	351	491	21	6.0%	11.0%	2004
Park West	Peoria, AZ	249,184		66		79.0	(k)	363	1,608	22	6.1%	43.8%	2006
South Street Seaport (l)	New York, NY	88,419	(m)(n)	11		41.0	(o)	n.a.	(8,980)	n.a.	n.a.	n.a.	2004
Outlet Collection at Riverwalk	New Orleans, LA	6,735	(p)	11		36.4	(q)	826	(763)	49	5.9%	n.a.	2004
Ward Centers	Honolulu, HI	1,289,714		60		370.9	(r)	533	24,144	55	10.3%	55.5%	2002
Waterway Garage Retail (s)	The Woodlands, TX	21,513	(t)	—		6.3		n.a.	370	42	n.a.	57.9%	2011

Total		2,223,092		178		$583.7			$18,961

n.a. – not available

(a)
Average Annual Tenant Sales per Square Foot is calculated by the sum of all comparable sales for the year ended December 31, 2013 for tenants that are contractually obligated to report sales data, divided by the comparable square footage for the same period. When calculating comparable sales and comparable square footage, we include all tenants that have operated for the entire year, under a lease agreements less than 30,000 square feet except for tenants whereby we do not maintain their premises.
(b)
Mall and Other Rental NOI includes mall and other rental revenue and expenses according to accounting principles generally accepted in the United States of America ("GAAP"), excludes straight-line rent, market lease amortization, depreciation and other amortization expense. For the year ended December 31, 2013, tenant recoveries represented approximately 23.5% of total revenue for the above mentioned retail properties only. The impact of concessions, such as free rent and new tenant inducements, are not significant to our business.
(c)
Average Sum of Rent and Recoverable Common Area Costs per Square Foot is calculated as the sum of total rent and tenant recoveries for the year ended December 31, 2013 for the tenant base used to calculate (a), divided by the total square footage occupied by the above mentioned tenant base.
(d)
Occupancy Cost is calculated by dividing (c) Average Sum of Rent and Recoverable Common Area Costs per Square Foot by (a) Average Annual Tenant Sales per Square Foot.
(e)
NOI Margin is calculated by dividing NOI by total contractual and other property revenue. Please refer to "Item 7 – MD&A" for definition of NOI.
(f)
Tenants at Cottonwood Square are not required to report sales.
(g)
41,612 square feet of the Existing Gross Leasable Area is part of a ground lease where we are the ground lessee. The ground lease payments are paid by the current tenant directly to the ground lessor.
(h)
Cottonwood Square includes only seven acres; three acres of which we are a ground lessee, and four acres of which we own fee-simple.
(i)
Excludes 438,937 square feet that is owned and occupied by Sears and Macy's.
(j)
Net Book Value includes $13.8 million of development costs at Landmark Mall.
(k)
Net Book Value includes $0.5 million of development costs at Park West.
(l)
As a result of Super Storm Sandy, tenants did not operate for an entire twelve month period and therefore; (a) Average Annual Tenant Sales per Square Foot, (c) Average Sum of Rent and Recoverable Common Area Costs per Square Foot, and (d) Occupancy Costs are incalculable.
(m)
All of the project is on a ground lease where we are the ground lessee, except for 6,513 square feet.
(n)
Reflects square footage in service as of December 31, 2013. Upon completion of the redevelopment, South Street Seaport will be approximately 362,000 square feet.
(o)
Net Book Value includes $33.0 million of development costs at South Street Seaport.
(p)
Reflects square footage in service as of December 31, 2013. Upon completion of the redevelopment of the Outlet Collection at Riverwalk, gross leasable area will be approximately 250,000 square feet.
(q)
Net Book Value includes $25.0 million of development costs at the Outlet Collection at Riverwalk.
(r)
Net Book Value includes $16.0 million of development costs at Ward Centers.
(s)
Ground floor retail space attached to the Waterway Square Garage.
(t)
Waterway Garage Retail has two retail tenants that are not required to report sales data.

With respect to certain of our office properties, we enter into triple net leases. These leases typically include provisions whereby tenants are required to pay their pro-rata share of certain property operating costs such as real estate taxes, utilities and insurance.

The following table summarizes certain metrics of our office assets within our Operating Assets Segment as of December 31, 2013:

Asset	Economic Ownership %	Existing Gross Leasable Area	% Leased	Average Effective Annual Rent per Square Foot(a)		Year Built / Acquired	Net Book Value, December 31, 2013 (Millions)
3 Waterway Square	100%	232,021	97.3%	$28.19	(b)	2013	$41.8
4 Waterway Square	100%	218,551	100.0%	36.51		2010	54.8
70 Columbia Corporate Center	100%	167,858	96.8%	18.77		2012	20.3
110 N. Wacker (Chicago, IL)	99%	226,000	100.0%	27.08		1957	21.9
1400 Woodloch Forest	100%	95,667	79.4%	24.14		1981	8.8
2201 Lake Woodlands Drive	100%	24,119	0.0%	—		1994	3.8
9303 New Trails	100%	97,705	94.3%	26.64		2008	14.8
Columbia Office Properties (c)	100%	224,550	59.6%	21.62		1969/1972	23.2
One Hughes Landing	100%	197,719	97.8%	28.78	(b)	2013	35.5

Total		1,484,190					$224.9

(a)
Average Effective Annual Rent per Square Foot is equal to the sum of base minimum rent and tenant reimbursements divided by the average occupied square feet. For the year ended December 31, 2013, tenant reimbursements represented approximately 17.6% of total revenue. The impact of concessions, such as free rent and new tenant inducements, are not significant to our business.
(b)
3 Waterway Square opened in June 2013 and One Hughes Landing opened in September 2013. The amounts included in the table represent leases in place as of December 31, 2013 as if the leases were in place as of January 1, 2013.
(c)
% Leased is computed based on the weighted average square feet of each office building. At December 31, 2013 the occupancies of each building were as follows: 70 Columbia Corporate Center – 96.8%; American City Building – 17.0%; Columbia Association Building – 100.0%; Columbia Exhibit Building – 100.0%; Ridgely Building – 70.5%.

The following table summarizes certain metrics of our other Operating Assets (exclusive of owned retail and office properties) as of December 31, 2013:

Other than Owned Retail and Office Operating	Economic Ownership %	Property Type	Square Feet / Keys / Other	% Leased	Year Built		Net Book Value, December 31, 2013 (Millions)
Arizona 2 Office Lease	100%	Note	—	—	—		$13.2
Golf Courses at Summerlin and TPC Las Vegas	Participation	Golf	—	—	—		1.2
Howard Hughes Management Services Company	100%	Management Company	—	—	—		—
Millennium Waterway Apartments	100%	Apartments	393 units	90.1%	2010		68.3
Stewart Title of Montgomery Company	50%	Title Company	—	—	—		2.2
Summerlin Baseball Club, LLC	50%	Athletic Team	—	—	—		10.6
Summerlin Hospital Medical Center	7%	Hospital	—	—	1997		4.1
The Club at Carlton Woods	100%	Country Club	36 holes	—	2001		15.9
The Woodlands Parking Garages	100%	Garage	2,988 spaces	—	2008/2009	(a)	6.0
The Woodlands Resort & Conference Center	100%	Hotel	440 rooms	—	1974/2002	(b)	75.1
Woodlands Sarofim #1 Ltd.	20%	Industrial	129,790	91.3%	late 1980s		2.6

Total Net Book Value							$199.2

(a)
The Woodlands Parking Garages consist of two garages; Woodloch Forest Garage built in 2008, and Waterway Square Garage built in 2009.
(b)
The Woodlands Resort & Conference Center was built in 1974, expanded in 2002, and is currently being renovated.

The following table summarizes our retail and office lease expirations:

Year	Number of Expiring Leases	Total Square Feet Expiring	Total Annualized Base Rent Expiring (Thousands)	% of Total Annual Gross Rent Expiring
2014 (a)	206	498,973	$4,700	8.0%
2015	82	249,367	4,203	7.2%
2016	59	247,512	9,211	15.7%
2017	45	209,127	4,856	8.3%
2018	64	274,608	6,348	10.8%
2019	19	97,061	1,621	2.8%
2020	38	196,149	4,571	7.8%
2021	13	217,340	3,569	6.1%
2022	17	294,917	5,428	9.3%
2023	23	274,908	7,010	12.0%
2024+	84	1,230,171	6,995	12.0%

	650	3,790,133	$58,512	100.0%

(a)
Includes 136 specialty leases which expire in less than 365 days.

The following table sets forth the occupancy rates, for each of the last five years for our wholly owned retail and office properties:

		Annual Weighted Average Occupancy Rates(a)
	Occupancy as of December 31, 2013
		2013	2012	2011	2010		2009
Retail:
20/25 Waterway Avenue (b)	100.0%	94.2%	95.6%	91.7%	64.2%		51.8%
Cottonwood Square	94.0%	86.5%	74.1%	73.8%	78.2%		73.8%
Landmark Mall (c)	77.1%	79.2%	75.0%	73.7%	76.0	%(d)	85.5%
Park West	77.2%	72.1%	65.1%	64.6%	62.5%		63.6%
South Street Seaport (e)	33.0%	46.5%	92.1%	89.7%	89.7%		91.3%
Outlet Collection at Riverwalk (f)	100.0%	56.2%	92.2%	89.9%	87.9%		84.5%
Ward Centers	84.4%	90.8%	89.5%	90.1%	90.0%		88.6%
Waterway Garage Retail (g)	92.8%	68.4%	24.8%	19.3%	n.a.		n.a.
Office:
110 N. Wacker	100.0%	100.0%	100.0%	100.0%	100.0%		100.0%
1400 Woodloch Forest	79.4%	85.7%	100.0%	78.3%	94.2%		100.0%
2201 Lake Woodlands Drive	—	66.7%	83.4%	100.0%	100.0%		100.0%
3 Waterway Square (h)	97.3%	84.9%	n.a.	n.a.	n.a.		n.a.
4 Waterway Square	100.0%	100.0%	99.3%	59.8%	25.7%		n.a.
9303 New Trails	94.3%	94.3%	99.0%	78.8%	73.8%		52.4%
Columbia Office Properties (i)	70.5%	63.2%	76.6% (j)	89.3%	89.9%		89.9%
One Hughes Landing (k)	47.6%	36.1%	n.a.	n.a.	n.a.		n.a.

n.a. – not available

(a)
Occupancy rates represent the weighted average square footage occupied during the year divided by total GLA.
(b)
25 Waterway opened in February 2007 and 20 Waterway opened in May 2009.
(c)
Occupancy rates exclude 438,937 square feet that is owned and occupied by Sears and Macy's.
(d)
Reflects the loss of permanent and specialty tenants in 2010 due to potential redevelopment.

(e)
Occupancy rates are lower in 2013 due to the effects of Superstorm Sandy and potential redevelopment efforts.
(f)
Occupancy rates are lower in 2013 due to redevelopment efforts. Occupancy as of December 31, 2013 is based on 15,812 square feet that was in service as of the end of the year.
(g)
Waterway Garage Retail opened in July 2011.
(h)
3 Waterway Avenue opened in June 2013.
(i)
% Leased is computed based on the weighted average square feet of each office building. At December 31, 2013 the occupancies of each building were as follows: 70 Columbia Corporate Center – 96.8%; American City Building – 17.0%; Columbia Association Building – 100.0%; Columbia Exhibit Building – 100.0%; Ridgely Building – 70.5%.
(j)
Decrease in occupancy is attributed to acquisition of 70 Columbia Corporate Center, which was 44.1% occupied upon acquisition.
(k)
One Hughes Landing opened in September 2013 and is 97.8% leased as of December 31, 2013.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "HHC". The following table shows the high and low sales prices of the Company's common stock on NYSE, as reported in the consolidated transaction reporting system for each quarter of fiscal 2013 and 2012.

	Common Stock Price Range
	High	Low
Year Ended December 31, 2013
Fourth Quarter	$121.68	$105.51
Third Quarter	$118.86	$100.35
Second Quarter	$113.79	$82.72
First Quarter	$84.42	$70.74
Year Ended December 31, 2012
Fourth Quarter	$76.71	$67.43
Third Quarter	$73.88	$60.85
Second Quarter	$68.94	$55.36
First Quarter	$65.63	$44.02

No dividends have been declared or paid in 2013 or 2012. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, restrictions under debt agreements, financial condition and future prospects and other factors the board of directors may deem relevant.

Number of Holders of Record

As of February 24, 2014, there were 2,409 stockholders of record of the Company's common stock.

Performance Graph

The following performance graph compares the monthly dollar change in the cumulative shareholder return on our common stock with the cumulative total returns of the NYSE Composite Index and the group of companies in the Morningstar Real Estate – General Index. The graph was prepared on the following assumptions:

  •
  Dividends have been reinvested subsequent to the initial investment.

Cumulative Total Return
Assumes Initial Investment of $100
on November 5, 2010

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth the selected consolidated financial and other data of our business for the most recent five years. We were formed in 2010 to receive certain assets and liabilities of our predecessors in connection with their emergence from bankruptcy. We did not conduct any business and did not have any material assets or liabilities until our spin-off from GGP was completed on November 9, 2010.

Our selected historical data for 2013, 2012 and 2011, which is presented in accordance with GAAP is not comparable to prior periods due to the acquisition of our partner's 47.5% economic interest in The Woodlands on July 1, 2011. As of the acquisition date, we consolidated The Woodlands' financial results. Prior to the acquisition, we accounted for our investment in The Woodlands using the equity method.

The selected historical financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011 has been derived from our audited Consolidated Financial Statements, which are included in this Annual Report as referenced in the index on page F-1.

The selected historical combined financial data as of and for the year ended December 31, 2011 has been derived from our audited Consolidated Financial Statements which are not included in this Annual Report.

The selected historical combined financial data as of and for the years ended December 31, 2010 and 2009 have been derived from our audited Consolidated and Combined Financial Statements which are not included in this Annual Report. Our spin-off did not change the carrying value of our assets and liabilities. Operations for 2010 are presented as the aggregation of the combined results from January 1, 2010 to November 9, 2010 and the consolidated results from November 10, 2010 to December 31, 2010.

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

The historical results set forth below do not indicate results expected for any future periods. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes thereto included on pages F-2 to F-56 in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Operating Data:
Revenues	$474,610	$376,886	$275,689	$142,718	$136,348
Depreciation and amortization	(33,845)	(24,429)	(16,782)	(16,563)	(19,841)
Provisions for impairment	—	—	—	(503,356)	(680,349)
Other property operating costs	(329,551)	(279,992)	(231,442)	(134,666)	(128,833)
Interest (expense) income, net	(6,574)	8,473	9,876	(2,053)	712
Reorganization items	—	—	—	(57,282)	(6,674)
Warrant liability gain (loss)	(181,987)	(185,017)	101,584	(140,900)	—
Benefit from (provision for) income taxes	(9,570)	(6,887)	18,325	633,459	23,969
Reduction in tax indemnity receivable	(1,206)	(20,260)	—	—	—
Equity in income (loss) of Real Estate Affiliates	14,428	3,683	8,578	9,413	(28,209)
Investment in real estate affiliate basis adjustment	—	—	(6,053)	—	—
Early extinguishment of debt	—	—	(11,305)	—	—

Income (loss) from continuing operations	(73,695)	(127,543)	148,470	(69,230)	(702,877)
Discontinued operations – loss on dispositions	—	—	—	—	(939)

Net income (loss)	(73,695)	(127,543)	148,470	(69,230)	(703,816)
Net (income) loss attributable to noncontrolling interests	(95)	(745)	(1,290)	(201)	204

Net income (loss) attributable to common stockholders	$(73,790)	$(128,288)	$147,180	$(69,431)	$(703,612)

Basic Earnings (Loss) Per Share:
Continuing operations	$(1.87)	$(3.36)	$3.88	$(1.84)	$(18.64)
Discontinued operations	—	—	—	—	(0.02)

Total basic income (loss) per share	$(1.87)	$(3.36)	$3.88	$(1.84)	$(18.66)

Diluted Earnings (Loss) Per Share:
Continuing operations	$(1.87)	$(3.36)	$1.17	$(1.84)	$(18.64)
Discontinued operations	—	—	—	—	(0.02)

Total diluted income (loss) per share	$(1.87)	$(3.36)	$1.17	$(1.84)	$(18.66)

Cash dividends per common share	$—	$—	$—	$—	$—

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Cash Flow Data:
Operating activities	$129,332	$153,064	$86,508	$(67,899)	$(17,870)
Investing activities	(294,325)	(81,349)	(39,680)	(111,829)	(21,432)
Financing activities	830,744	(70,084)	(103,944)	461,206	37,543

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Investments in real estate – cost	$3,085,854	$2,778,775	$2,648,520	$2,311,520	$2,822,692
Total assets	4,567,868	3,503,042	3,399,593	3,022,707	2,905,227
Total debt	1,514,623	688,312	606,477	318,660	342,833
Total equity	2,245,146	2,310,997	2,329,599	2,179,107	1,503,520

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties, assumptions and other factors, including those described in Part I, "Item 1A. Risk Factors" and elsewhere in this Annual Report. These factors could cause our actual results in 2014 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

All references to numbered Notes are to specific Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K and which descriptions are incorporated into the applicable response by reference. Capitalized terms used, but not defined, in this Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") have the same meanings as in such Notes.

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

We believe many of our operating and strategic development assets require repositioning or redevelopment to maximize their value. We have commenced construction on certain key assets, and we are continuing to develop plans for other strategic development assets for which no formal plans had been previously established.

The development and redevelopment process for each specific asset is complex and takes several months to several years prior to the commencement of actual construction. We must study each local market, determine the highest and best use of the land and improvements, obtain entitlements and permits, complete architectural design, construction drawings and plans, secure tenant commitments and commit sources of capital. During this period, these activities generally have very little impact on our operations relative to the activity and effort involved in the development process.

Significant milestones achieved during 2013:

  •
  Generated a $68.6 million increase in MPC land sales revenue for 2013, a 37.5% increase compared to 2012.

  •
  Increased average price per lot sold at The Woodlands by 51.9% to $156,000, and increased the average price per superpad acre sold at Summerlin by 42.9% to $323,000, compared to 2012.

  •
  Completed two Class A office towers in The Woodlands, 3 Waterway and One Hughes Landing, totaling approximately 429,000 square feet. Both buildings are 98% leased and combined will generate annual NOI of approximately $11.7 million upon stabilization in 2014.

  •
  Began construction of three Class A office towers in The Woodlands. Two Hughes Landing is a 197,000 square foot multi-tenant building scheduled for completion in second quarter 2014. Two build-to-suit buildings totaling 647,000 square feet are being constructed at Hughes Landing and are scheduled for completion in the first quarter of 2015. Exxon Mobil Corporation ("ExxonMobil") has pre-leased 478,000 square feet and has an option on the remaining space.

  •
  Commenced construction of a 123,000 square foot Whole Foods-anchored retail center at Hughes Landing scheduled for completion in the first quarter of 2015.

  •
  Launched construction of One Lake's Edge, a 390-unit Class A apartment building located in Hughes Landing which will open in the first quarter of 2015.

  •
  Began the $75.4 million redevelopment of The Woodlands Resort & Conference Center which will be completed in the third quarter of 2014.

  •
  Obtained all entitlements, including approval from the New York City Council, and began construction to transform Pier 17. The Pier will have a vibrant open rooftop and a glass façade encompassing dynamic retail space filled with destination stores, restaurants and neighborhood shops. Pre-leased a portion of the Fulton Market building to iPic Entertainment, which will be the first luxury movie theater in Manhattan. The new Pier 17, containing approximately 182,000 square feet, is expected to open in 2016 and the renovation of the historic area, containing approximately 180,000 square feet, is expected to be completed in 2015.

  •
  Began construction of the 1.6 million square foot Shops at Summerlin mixed-use development, which is expected to open by the fourth quarter of 2014.

  •
  Commenced the redevelopment of the Outlet Collection at Riverwalk into the nation's first upscale urban outlet center. The 250,000 square foot project is 95.1% pre-leased and expected to be completed in May 2014. Closed on a $64.4 million construction loan. The project is expected to generate approximately $7.8 million of stabilized annual NOI based on leases in place.

  •
  Received approval for two market rate and one workforce housing condominium towers at Ward Village and in February 2014, commenced public presales of the two market rate condominium towers.

  •
  Substantially completed the transformation of the IBM building at Ward Village into a world-class information center and sales gallery.

  •
  Began the redevelopment of the 89,000 square foot Columbia Regional Building, anchored by Whole Foods Market, Inc. and The Columbia Association, located in downtown Columbia, MD.

  •
  Continued construction at The Metropolitan Downtown Columbia Project, a 380-unit multi-family project under a 50/50 joint venture and obtained $64.1 million non-recourse construction financing for this project. Entered into a second 50/50 joint venture with the same partner to develop Parcel C, an adjacent 437-unit Class A apartment building on five acres. The land will be contributed to the venture at a $23.4 million valuation, which is approximately 585% of book value, or $53,500 per unit.

  •
  Received unanimous approval from the City of Alexandria for a zoning change for the Landmark Mall. The site will be transformed into an open-air, mixed-use community with retail, residential and entertainment components designed to create an urban village.

  •
  Sold the One Ala Moana condominium rights into our 50/50 development joint venture for $47.5 million, and closed on a $132.0 million non-recourse construction loan and $40.0 million in mezzanine financing. The condo rights had a $22.8 million book value. The expected completion date for the sold out 206-unit project is the fourth quarter of 2014.

  •
  Extended and modified The Woodlands Master Credit Facility to reduce its interest rate to one-month LIBOR plus 2.75% with no minimum rate from one-month LIBOR plus 4.00% with a 5.00% minimum rate. The final maturity was extended to August 2018 from March 2015.

  •
  Issued $750.0 million of Senior Notes, raising $739.6 million of net cash proceeds. The notes bear interest at 6.875% and mature October 1, 2021.

  •
  Obtained $768.0 million of other aggregate financings in addition to our Senior Notes noted above.

  •
  Sold our Head Acquisition investment for $13.3 million, generating a $8.5 million pre-tax gain.

  •
  Sold Rio West Mall for net cash proceeds of $10.8 million, generating a $0.6 million pre-tax gain.

Real Estate Property Earnings Before Taxes

We use a number of operating measures for assessing operating performance of our communities, assets, properties and projects within our segments, some of which may not be common among all three of our segments. We believe that investors may find some operating measures more useful than others when separately evaluating each segment. One common operating measure used to assess operating results for our business segments is Real Estate Property Earnings Before Taxes ("REP EBT"). We believe REP EBT provides useful information about our operating performance because it excludes certain non-recurring and non-cash items, which we believe are not indicative of our core business. REP EBT may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income, corporate interest and depreciation expense, provision for income taxes, warrant liability gain (loss) and the increase (reduction) in tax indemnity receivable. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company's historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 18 – Segments.

REP EBT should not be considered as an alternative to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss), as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of this metric are that it does not include the following:

  •
  cash expenditures, or future requirements for capital expenditures or contractual commitments;

  •
  corporate general and administrative expenses;

  •
  interest expense on our corporate debt;

  •
  income taxes that we may be required to pay;

  •
  any cash requirements for replacement of depreciated or amortized assets or take into account that these assets have different useful lives;

  •
  limitations on, or costs related to, transferring earnings from our Real Estate Affiliates to us.

Operating Assets Net Operating Income

We believe that net operating income ("NOI") is a useful supplemental measure of the performance of our Operating Assets because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs. We define NOI as revenues (rental income, tenant recoveries and other income) less expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight line rents and amortization of tenant incentives, net interest expense, ground rent, demolition costs, amortization, depreciation and equity in earnings from Real Estate Affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant mix, which vary by property, have on our operating results, gross margins and investment returns.

Although we believe that NOI provides useful information to investors about the performance of our Operating Assets, due to the exclusions noted above, NOI should only be used as an alternative measure of the financial performance of such assets and not as an alternative to GAAP net income (loss). For reference, and as an aid in understanding our computation of NOI, a reconciliation of Operating Assets NOI to Operating Assets REP EBT has been presented in the Operating Assets segment discussion below.

Results of Operations

Our revenues primarily are derived from the sale of individual lots at our master planned communities to home builders and from tenants at our operating assets in the form of fixed minimum rents, overage rent and recoveries of operating expenses.

On July 1, 2011, we acquired our partner's economic interest in The Woodlands located near Houston, Texas. As a result of the acquisition, we consolidated The Woodlands' operations in our Consolidated Financial Statements. Consequently, our consolidated statements of operations and cash flows for the years ended December 31, 2013 and 2012, respectively, are not comparable to the same period in 2011. Prior to such acquisition, The Woodlands was presented as a Real Estate Affiliate and accounted for using the equity method. The Woodlands operating results for periods prior to July 1, 2011 when this investment was a Real Estate Affiliate are presented on a consolidated basis for the purposes of this MD&A and segment reporting, in order to provide comparability between periods for analyzing operating results. For a reconciliation of REP EBT to net income (loss) see Note 18 – Segments to the Consolidated Financial Statements.

Consolidated revenues for the year ended December 31, 2013 increased $97.7 million or 25.9% to $474.6 million from $376.9 million for the year ended December 31, 2012. The increase is primarily due to higher revenues in our MPCs and Strategic Developments segments. MPC segment land sale revenues increased $68.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to the higher demand for our residential superpad sites in Summerlin and finished lots in The Woodlands. Strategic Developments revenue increased $34.5 million for the year ended December 31, 2013, respectively, compared to the year ended December 31, 2012, due primarily to the recognition of $33.0 million of revenue from the sale of our ONE Ala Moana condominium rights into a 50/50 joint venture in the second quarter of 2013.

Consolidated revenues for the year ended December 31, 2012 increased $101.2 million or 36.7% to $376.9 million from $275.7 million for the year ended December 31, 2011. The increase is primarily due to the inclusion of $83.3 million of revenue from The Woodlands for the first half of 2012 compared to no revenues for the same period in 2011 because we did not begin consolidating The Woodlands operations until July 1, 2011. Master Planned Community land sales and builder price participation increased $27.5 million primarily due to price increases and accelerated lot sales at The Woodlands resulting from an auction of 375 lots in August 2012. Minimum rents and tenant recoveries increased

$8.8 million primarily due to the acquisition of our partner's interest in, and consolidation of, Millennium Waterway apartments, 4 Waterway reaching stabilization in 2012, improved occupancy at Ward Centers and 1400 Woodloch Forest slightly offset by lost revenue due to Superstorm Sandy at South Street Seaport. The Woodlands Resort & Conference Center revenues increased $2.4 million primarily due to higher revenue per available room. Condominium unit sales decreased $21.8 million in 2012 compared to 2011 due to the sale of the last two units in the first quarter of 2012.

Net loss attributable to common stockholders was $73.8 million for the year ended December 31, 2013 compared to net loss attributable to common stockholders of $128.3 million for 2012. The $54.5 million decrease in net loss for 2013 as compared to 2012 was primarily due to higher earnings from our MPC segment of $39.0 million, higher earnings from our Strategic Developments segment of $27.7 million, lower warrant liability loss of $3.0 million, a $19.1 million lower reduction in tax indemnity receivable, and $23.7 million increase in other income. These were offset by lower earnings in our Operating Assets segment of $22.0 million, higher interest expense of $20.7 million, mainly due to the issuance of our Senior Notes, higher income tax expense of $2.7 million, a decrease in net income attributable to noncontrolling interests of $0.7 million, along with additional corporate general and administrative expenses of $11.9 million primarily due to higher headcount. The lower earnings in our Operating Assets segment was mainly due to increased interest expense of $2.9 million, increased depreciation and amortization of $8.1 million, increased other property operating costs of $4.5 million, and decreased revenues of $4.5 million principally caused by the effects of Superstorm Sandy at the South Street Seaport and redevelopment of the Outlet Collection at Riverwalk. Please refer to the individual segment operations sections and the general and administrative section for explanations of these variances.

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

Master Planned Communities

MPC revenues vary between periods based on economic conditions and several factors such as, but not limited to, location, availability of land for sale, development density and residential or commercial use. Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for our superpad sites and lots; therefore, we use this statistic in the discussion of our MPCs below. Net new home sales reflect home sales made by home builders, less cancelations. Cancelations occur when a home buyer signs a contract to purchase a home, but later fails to qualify for a home mortgage or is unable to provide an adequate down payment to complete the home sale. Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized project costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition and development costs less adjustment for previous impairment charges. Development expenditures are capitalized and generally not reflected in the Consolidated Statements of Operations in the current year.

MPC Sales Summary

	Land Sales			Acres Sold			Number of Lots/Units			Price per acre			Price per lot
	Year Ending December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
	($ In thousands)
Maryland
Residential
Single family – detached	$—	$—	$1,480	—	—	1.4	—	—	7	$—	$—	$1,057	$—	$—	$211
Townhomes	—	4,156	5,538	—	1.2	1.8	—	28	39	—	3,463	3,077	—	148	142
Commercial
Office and other	13,000	—	—	56.2	—	—	—	—	—	231	—	—	—	—	—
Apartments	—	5,300	—	—	18.7	—	—	—	—	—	283	—	—	—	—

	13,000	9,456	7,018	56.2	19.9	3.2	—	28	46	231	475	2,193	—	148	153
Bridgeland
Residential
Single family – detached	10,974	21,875	16,707	33.2	80.5	63.2	143	389	318	331	272	264	77	56	53
Commercial
Apartments	2,636	—	—	16.6	—	—	—	—	—	159	—	—	—	—	—

	13,610	21,875	16,707	49.8	80.5	63.2	143	389	318	273	272	264	77	56	53
Summerlin
Residential
Single family – detached	18,038	14,394	30,247	23.4	20.7	83.5	157	158	419	771	695	362	115	91	72
Custom lots	4,813	4,141	679	5.3	5.3	1.0	12	10	2	908	781	679	401	414	340
Superpad Sites	83,191	12,505	—	257.3	55.3	—	1,164	232	—	323	226	—	71	54	—
Commercial
Office and other	4,526	—	—	7.3	—	—	—	—	—	620	—	—	—	—	—
Retail	—	784			1.0						784
Not-for-profit	1,334	—	3,616	5.9	—	16.1	—	—	—	226	—	225	—	—	—
Other	575	—	—	17.2	—	—	—	—	—	33	—	—	—	—	—

	112,477	31,824	34,542	316.4	82.3	100.6	1,333	400	421	355	387	343	80	78	73
The Woodlands
Residential
Single family – detached	100,142	100,235	76,362	162.8	241.6	210.4	589	979	826	615	415	363	170	102	92
Single family – attached	3,897	—	1,235	7.1	—	3.0	80	—	46	549	—	409	49	—	27
Commercial
Office and other	1,500	9,069	6,213	2.1	14.2	14.0	—	—	—	714	639	449	—	—	—
Retail	1,261	7,904	6,365	1.6	18.4	12.0	—	—	—	788	430	547	—	—	—
Other	135	50	1,839	0.7	0.8	5.0	—	—	—	193	63	348	—	—	—

	106,935	117,258	92,014	174.3	275.0	244.4	669	979	872	614	426	376	156	102	89

Total acreage sales revenue	246,022	180,413	150,281	596.7	457.7	411.4	2,145	1,796	1,657

Deferred revenue	(12,451)	(2,092)	5,680
Special Improvement District revenue	17,646	4,322	5,420

Total segment land sale revenues	251,217	182,643	161,381
Less: Real Estate Affiliates land sales revenue	—	—	(46,771)

Total land sales revenue – GAAP basis	$251,217	$182,643	$114,610

MPC land sales increased 37.5%, or $68.6 million to $251.2 million for the year ended December 31, 2013 as compared to $182.6 million for the year ended December 31, 2012. MPC land sales increased 59.4% or $68.0 million to $182.6 million for the year ended December 31, 2012 as compared to $114.6 million for the year ended December 31, 2011. Land sales for the year ended December 31, 2013, including Special Improvement District ("SID") revenues and reimbursements and deferred revenue, increased at Summerlin and Maryland by 200.3%, or $87.2 million to $130.7 million, and decreased by $8.3 million at Bridgeland and $10.3 million at The Woodlands. The increase in land sales is primarily due to the low inventory of homes for sale and strong homebuilder demand for superpad sites at Summerlin.

For large MPCs such as ours, sales prices on a per lot basis and per acre basis generally increase as the size of the developed lot grows. This increase is because smaller lots are more commodity-like and larger lots may have more unique features. Additionally, the average homebuyer finds more competition for new and resale homes on the lower end of the price range in the broader residential market. As lot sizes and prices increase, the number of potential customers and developers decreases. Barring a softening in market conditions, when a MPC reaches the level whereby land is relatively scarce, pricing begins to escalate on a per lot and per acre basis due to a scarcity premium resulting from the market's realization that new home site inventory will be depleted, as is being experienced at The Woodlands.

Maryland

Maryland's land sales increased 37.5%, or $3.5 million to $13.0 million for the year ended December 31, 2013 as compared to $9.5 million for the year ended December 31, 2012 due to a 56.2 acre commercial land sale at Emerson. Maryland's land sales increased 34.7%, or $2.4 million to $9.5 million for the year ended December 31, 2012 as compared to 2011, primarily due to an 18.7 acre apartment site sale.

The Woodlands and Bridgeland

The Woodlands land sales decreased 8.8%, or $10.3 million to $106.9 million for the year ended December 31, 2013 as compared to $117.3 million for the year ended December 31, 2012. The decrease was primarily due to approximately $14.2 million lower commercial land sales. In 2013 we began emphasizing holding land for development rather than selling. This decrease was partially offset by an approximately $3.8 million increase in residential land sales. For the year ended December 31, 2013, The Woodlands sold 169.9 residential acres compared to 241.6 acres in 2012, but average price per residential acre (single-family – detached) increased 48.2% to $615,000 compared to $415,000 in 2012. The Woodlands land sales increased 27.4%, or $25.2 million to $117.3 million, for the year ended December 31, 2012 as compared to $92.0 million for the year ended December 31, 2011 due to the continued strong housing market.

In recognition of the pent up demand for lots in The Woodlands, a competitive bid process was introduced in August 2012. During the period from August 2012 through December 31, 2013, The Woodlands sold 1,077 residential lots of which 786 have closed, providing total revenues of $81.4 million and $38.5 million for the years ended December 31, 2013 and 2012, respectively. The remaining 291 lots are expected to close in 2014 and 2015 providing an estimated $53.2 million of revenues. We plan to continue the bid process for future sections to ensure we maximize values; however, we expect that the bid process will result in a slower pace of annual lot sales. With the anticipated slower lot sales pace, our current projections indicate a complete sell-out of all lots within five to six years. As of December 31, 2013, we estimate the cash costs to complete and deliver the remaining lots, net of expected future collections from municipal district receivables, to be approximately $2,600 per lot.

Bridgeland's land sales decreased 37.8%, or $8.3 million, to $13.6 million for the year ended December 31, 2013, as compared to land sales of $21.9 million and $16.7 million for the years ended

December 31, 2012 and 2011, respectively. The decrease in lot sales revenues for the year ended December 31, 2013, as compared to the same periods in 2012 and 2011, relates primarily to the availability of lot inventory. Bridgeland's inventory levels are low due to the inability to develop finished lots in 2013 pending obtaining wetlands permits from the U.S. Army Corps of Engineers ("USACE"), we expect to have the right to build on 806 acres of land. Bridgeland offered 32 lots for sale in October 2013 in a competitive bid process. These lot sales closed in December 2013 at an average lot price of $115,000, which was 105.0%, or $59,000 higher than the average lot price of $56,000 as of December 31, 2012. On February 27, 2014, we obtained the needed permits from USACE to develop 806 acres of land, and expect to begin delivering new finished lots by mid-2014. Land sales for the year ended December 31, 2013 include a $2.6 million sale of a commercial parcel.

The average price per residential acre at Bridgeland increased 21.3%, or $59,000, to $331,000 for the year ended December 31, 2013, as compared to $272,000 and $265,000 per acre, for the years ended December 31, 2012 and 2011, respectively. The average lot price for the year ended December 31, 2013 increased 36.5% or $21,000 to $77,000 as compared to $56,000 and $53,000 for the years ended December 31, 2012 and 2011, respectively. The 2013 average lot price increase relates to a 10% lot price increase implemented in late 2012 that benefitted the 2013 average lot prices, the competitive bid process implemented in the fourth quarter of 2013 and the sale of more higher priced lots. There were 11 finished lots remaining at Bridgeland available for sale as of December 31, 2013.

The Houston, Texas area continues to benefit from a strong energy sector. Additionally, we expect the completion of construction of the Grand Parkway to positively impact the surrounding areas. The Grand Parkway is an approximate 180-mile circumferential highway traversing seven counties and encircling the Greater Houston region. Construction of segment E of the Grand Parkway, which bisects Bridgeland, (from IH 10 to US 290) was completed and open to the public on December 21, 2013, and segments F1 (from US 290 to SH 249) and F2 (from SH 249 to IH 45) are scheduled for completion in 2015. Completion of these segments will improve travel patterns for residents living in The Woodlands and Bridgeland. In addition, we believe the Grand Parkway was instrumental in ExxonMobil's decision to relocate and construct a large corporate campus on a 385-acre site just south of The Woodlands. The site is expected to include approximately 20 buildings, representing three million square feet of space, and we believe it is one of the largest construction projects currently under way in the United States. ExxonMobil expects to begin relocating employees to this new location starting in early 2014 and ending in 2015. Upon completion of the relocation, ExxonMobil expects approximately 10,000 employees will be employed at the new campus. The direct and indirect jobs related to this relocation are positively impacting The Woodlands and Bridgeland due to increased housing demand, as well as commercial space needs for companies servicing ExxonMobil.

As more fully discussed in the Strategic Developments segment, ExxonMobil has pre-leased 478,000 square feet in two to-be-constructed Class A office buildings at Hughes Landing in The Woodlands.

Summerlin

Summerlin's land sales increased 253.4%, or $80.7 million, to $112.5 million for the year ended December 31, 2013, compared to $31.8 million and $34.5 million for the years ended December 31, 2012 and 2011, respectively. This increase was primarily due to increasing new home demand and low new home sales inventory, resulting in significantly higher sales of superpad sites to homebuilders in terms of volume and price per acre. Superpad sites are generally 20-acre parcels of unimproved land where we develop and construct the major utilities (water, sewer and drainage) and roads to the borders of the parcel and the homebuilder completes the on-site utilities, roads and finished lots. The average price per acre for superpads increased 42.9%, or $97,000 to $323,000 for the year ended December 31, 2013 when compared to 2012. The increase in average price per acre is primarily due to a scarcity of attractive developable residential land in the market and the improving new housing demand. The volume of lot sales increased 233.3%, or 933 lots, to 1,333 lots for the year ended December 31, 2013 as compared to 400 lots for 2012. Summerlin had 421 lot sales during 2011. As of

December 31, 2013, Summerlin had 152 residential lots under contract of which 60 lots are scheduled to close in 2014, providing an estimated $11.2 million of revenues. The remaining 92 lots are scheduled to close in 2015, providing an estimated $16.9 million of revenues.

Builder and new home sales activity continues to improve in Summerlin with 566 new home sales for the year ended December 31, 2013, representing a 20.2% increase as compared to the 471 and 215 new home sales for the years ended December 31, 2012 and 2011, respectively. Inventory levels for both the new home segment and the resale market continue to decline, resulting in increasing home pricing, which we believe will translate to higher per acre land prices in the future. As new home prices increase, we also earn higher builder price participation revenue from the home builders, and the value of our land inventory also increases. Furthermore, as more fully discussed in our Strategic Developments segment, we are constructing the 1.6 million square foot Shops at Summerlin development on 106 acres in the future downtown of Summerlin. We believe this destination for shopping and entertainment will further increase residential sales and pricing when completed in the fourth quarter of 2014.

Master Planned Communities Revenues and Expenses (*)

	Year Ended December 31,
	2013	2012	2011 (**)
	(In thousands)
Land sales	$251,217	$182,643	$161,383
Builder price participation	9,356	5,747	4,924
Other land sale revenues	14,197	18,649	17,730

Total revenues	274,770	207,039	184,037
Cost of sales – land	124,040	89,298	94,040
Land sales operations	38,414	40,375	41,584
Depreciation and amortization	32	72	48
Interest expense, net (***)	(18,694)	(14,643)	(10,296)

Total expenses	143,792	115,102	125,376

Venture partner share of The Woodlands EBT	—	—	(7,949)

MPC REP EBT	$130,978	$91,937	$50,712

(*)
For a detailed breakdown of our Master Planned Communities segment EBT, refer to Note 18 – Segments.

(**)
Amounts include The Woodlands as if consolidated.

(***)
Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets segment and Corporate.

Land sales increased $68.6 million to $251.2 for the year ended December 31, 2013 as compared to $182.6 million for the year ended December 31, 2012. The increase for the year ended December 31, 2012, as compared to 2011 was $21.3 million. These year-over-year increases were due to factors described more fully above.

Builder price participation represents the contractual amount we collect from home builders when the homes they have constructed sell for more than an agreed upon amount when the land was sold to them. Builder price participation increased $3.6 million to $9.4 million for the year ended December 31, 2013, as compared to $5.7 million in 2012, primarily due to increased home closings at higher prices at Summerlin and increased participation fees at The Woodlands due to home sales price appreciation since initial lot closing. Builder price participation increased $0.8 million to $5.7 million for the year ended December 31, 2012 as compared to 2011.

Other land revenues decreased 23.9%, or $4.5 million, to $14.2 million for the year ended December 31, 2013, as compared to $18.6 million and $17.7 million in 2012 and 2011, respectively. The primary reasons for the decrease were the land use modification fees collected in 2012 that were not repeated in 2013 and the termination of a contract in June 2012 that provided easement fee revenues to The Woodlands during 2011 and the first half of 2012.

Land sales margins, which include builder price participation, were 52.4%, 52.6% and 43.5% for the years ended December 31, 2013, 2012 and 2011, respectively. The margin increase in 2012 as compared to 2011 was principally caused by a lower cost of sales percentage attributed to The Woodlands sales in 2012 as compared to 2011 because the majority of The Woodlands third and fourth quarter cost of sales for 2011 reflected their finished lots at the fair value established in connection with our acquisition of our partner's interest.

Cost of sales – land increased $34.7 million to $124.0 million for the year ended December 31, 2013, as compared to $89.3 million and $94.0 million in 2012 and 2011, respectively, primarily due to higher land sales revenue. Cost of land sales is based on cost ratios which are determined as a specified percentage of land sales revenues for each master planned community project. The cost ratios are based on actual costs incurred and estimates of development costs and sales revenues for completion of each project.

Land sales operations expenses decreased 4.9%, or $2.0 million, to $38.4 million for the year ended December 31, 2013, as compared to $40.4 million and $41.6 million for the years ended December 31, 2012 and 2011, respectively. The majority of the decrease in 2013 relates to reduced advertising and marketing costs, commissions, closing costs, sale incentives and real estate taxes. The fewer commercial land sales in 2013 resulted in lower commissions and selling expenses, and co-branding for The Woodlands and Bridgeland resulted in lower advertising and marketing expenses.

Interest expense, net reflects the amount of interest that is capitalized at the project level. Interest expense, net increased by 27.7%, or $4.1 million, to $18.7 million for the year ended December 31, 2013, as compared to $14.6 million and $10.3 million for the years ended December 31, 2012 and 2011, respectively. The increase in 2013 was related primarily to higher consolidated company debt levels which resulted in increased capitalized interest.

In addition to REP EBT for the MPCs, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. MPC Net Contribution is defined as MPC REP EBT, plus MPC cost of sales and depreciation and amortization reduced by MPC development and acquisition expenditures. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP is presented in Note 18 – Segments.

The following table sets forth the MPC Net Contribution for the years ended December 31, 2013, 2012 and 2011.

 MPC Net Contribution

	Year Ended December 31,
	2013	2012	2011 (**)
	(In thousands)
MPC REP EBT (*)	$130,978	$91,937	$50,712
Plus:
Cost of sales – land	124,040	89,298	82,672
Depreciation and amortization	32	72	26
Less:
MPC land/residential development and acquisition expenditures	139,257	107,144	97,216

MPC Net Contribution	$115,793	$74,163	$36,194

(*)
For a detailed breakdown of our Master Planned Communities segment EBT, refer to Note 18 – Segments.

(**)
Amounts include The Woodlands as if consolidated.

The MPC Net Contribution increased by 56.1%, or $41.6 million, to $115.8 million for the year ended December 31, 2013 as compared to $74.2 million in 2012. The MPC Net Contribution increased 104.9%, or $38.0 million, to $74.2 million for the year ended December 31, 2012 as compared to $36.2 million for 2011. The increase in MPC Net Contribution was primarily attributable to increased land sales at Summerlin, partially offset by increased development expenditures at Bridgeland, Summerlin and The Woodlands to produce inventory to meet expected future demand. MPC land and residential development expenditures consist primarily of land development costs, such as water, sewer, drainage and paving.

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

 Operating Assets NOI and REP EBT

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Retail
Cottonwood Square	$451	$432	$380
Landmark Mall (a)	491	923	737
Park West (b)	1,608	830	576
South Street Seaport (c)	(8,980)	639	5,650
Outlet Collection at Riverwalk (c)	(763)	221	418
Ward Centers (d)	24,144	22,045	21,481
20/25 Waterway Avenue	1,640	1,582	1,310
Waterway Garage Retail	370	97	7

Total Retail	18,961	26,769	30,559

Office
70 Columbia Corporate Center (e)	757	140	—
Columbia Office Properties (f)	1,151	2,304	2,649
2201 Lake Woodlands Drive	(167)	53	332
9303 New Trails	1,679	1,819	742
110 N. Wacker	6,023	6,073	6,115
One Hughes Landing (g)	(139)	—	—
3 Waterway Square (g)	2,059	—	—
4 Waterway Square	5,886	5,544	1,639
1400 Woodloch Forest (h)	1,160	1,995	649

Total Office	18,409	17,928	12,126

Millennium Waterway Apartments (i)	4,457	2,589	—
The Woodlands Resort & Conference Center	10,167	10,670	7,726

Total Retail, Office, Multi-family, Resort & Conference Center	51,994	57,956	50,411

The Club at Carlton Woods (j)	(5,241)	(4,242)	(5,126)
The Woodlands Ground leases	444	404	403
The Woodlands Parking Garages	(749)	(1,128)	(1,204)
Other Properties (k)	(41)	1,749	1,463

Total Other	(5,587)	(3,217)	(4,464)

Operating Assets NOI – Consolidated and Owned as of December 31, 2013	46,407	54,739	45,947

Dispositions:
Rio West Mall (l)	790	1,250	1,319
Head Acquisition (m)	—	(46)	67

Total Operating Asset Dispositions	790	1,204	1,386

Total Operating Assets NOI– Consolidated	47,197	55,943	47,333

Straight–line lease amortization	1,759	(736)	918
Early extinguishment of debt	—	—	(11,305)
Demolition costs	(2,078)	—	—
Depreciation and amortization	(31,427)	(23,318)	(20,309)
Write-off of lease intangibles and other	(2,884)	—	—
Equity in earnings from Real Estate Affiliates	3,893	3,683	3,926
Interest, net	(19,011)	(16,104)	(12,775)
Less: Partners' share of Operating Assets REP EBT	—	—	425

Total Operating Assets REP EBT (n)	$(2,551)	$19,468	$8,213

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating Assets NOI – Equity and Cost Method Investments
Millennium Waterway Apartments (i)	$—	$1,768	$2,571
Millennium Woodlands Phase II	(74)	—	—
Summerlin Baseball Club Member, LLC	(13)	—	—
Stewart Title (title company)	2,514	1,876	1,069
Woodlands Sarofim # 1	1,417	621	1,489

Same Operating Assets NOI – equity investees	3,844	4,265	5,129
Operating Asset Dispositions
Forest View/Timbermill Apartments (o)	—	487	1,826

Total Operating Asset Dispositions NOI – equity investees	—	487	1,826

Total NOI – equity investees	3,844	4,752	6,955

Adjustments to NOI (p)	(77)	(1,476)	(3,862)

Equity Method Investments REP EBT	3,767	3,276	3,093
Less: Joint Venture Partner's Share of REP EBT	(2,377)	(1,969)	(3,061)

Equity in earnings from Real Estate Affiliates	1,390	1,307	32

Distributions from Summerlin Hospital Investment	2,503	2,376	3,894

Segment equity in earnings from Real Estate Affiliates	$3,893	$3,683	$3,926

Company's Share of Equity Method Investments NOI
Millennium Waterway Apartments (i)	$—	$1,477	$2,148
Millennium Woodlands Phase II	—	—	—
Summerlin Baseball Club Member, LLC	(7)	—	—
Stewart Title (title company)	1,257	938	535
Woodlands Sarofim # 1	283	124	298

	1,533	2,539	2,981
Operating Assets Sold During Periods Presented
Forest View/Timbermill Apartments (o)	—	244	913

Total Operating Assets Sold During Periods Presented	—	244	913

Total NOI – equity investees	$1,533	$2,783	$3,894

		December 31, 2013
	Economic Ownership
		Debt	Cash
		(In thousands)
Woodlands Sarofim #1	20.00%	$6,546	$895
Stewart Title(title company)	50.00%	—	1,064
Summerlin Las Vegas Baseball Club	50.00%	—	376

(a)
The NOI decrease for Landmark Mall for the year ended December 31, 2013 compared to 2012 is due to reduced rental rates on renewals as a result of the upcoming redevelopment.

(b)
The NOI increase for Park West for the year ended December 31, 2013 compared to 2012 is due to additional leasing at the property.

(c)
South Street Seaport and the Outlet Collection at Riverwalk are in redevelopment as of December 31, 2013. Please refer to discussion in the section following the table.

(d)
The NOI increase for Ward Centers for the year ended December 31, 2013 compared to 2012 was primarily attributable to additional leasing and utility savings at the property.

(e)
70 Columbia Corporate Center was acquired on August 15, 2012. Please refer to discussion in the section following the table.

(f)
The NOI decrease for Columbia Office Properties for the year ended December 31, 2013 compared to 2012 is due to relocation of a major tenant to 70 Columbia Corporate Center.

(g)
Both One Hughes Landing and 3 Waterway Square were placed in service during 2013. Please refer to discussion in the section following the table.

(h)
The NOI decrease for 1400 Woodloch for the year ended December 31, 2013 compared to 2012 was primarily related to the planned relocation of one 22,459 square foot tenant to 3 Waterway Square in June 2013. Approximately 9,000 of the square feet of the space vacated by the tenant remains vacant as of December 31, 2013.

(i)
On May 31, 2012, we acquired our partner's interest in the 393-unit Millennium Waterway Apartments.

(j)
Please refer to discussion in the section following the table. During 2013, 2012 and 2011 the Club at Carlton Woods collected $4.3 million, $5.5 million and $2.9 million, respectively of membership deposits not included in NOI because they are not recognized as revenue when collected, but are recognized over the expected life of the membership which is estimated to be a 12 year period.

(k)
The decrease of NOI in other properties is due to lower easement fee revenues in The Woodlands. The contract that provided easement fees in The Woodlands expired June 2012.

(l)
Rio West Mall was sold on September 30, 2013.

(m)
Head Acquisition was sold on October 30, 2013.

(n)
For a detailed breakdown of our Operating Asset segment REP EBT, please refer to Note 18 – Segments in the Consolidated Financial Statements.

(o)
On April 19, 2012, the joint ventures owning the Forest View and Timbermill Apartments completed their sale to a third party. Our share of the distributable cash after repayment of debt and transaction expenses was $8.6 million.

(p)
Adjustments to NOI include straight-line and market lease amortization, depreciation and amortization and non-real estate taxes.

Reconciliation of Operating Assets Segment Equity in Earnings

	December 31,
	2013	2012	2011
	(In thousands)
Equity Method investments	1,390	1,307	4,685
Cost basis investments and dividends	2,503	2,376	3,893

Operating Assets segment Equity in Earnings from Real Estate Affiliates	3,893	3,683	8,578
Strategic Developments segment Equity in Earnings from Real Estate Affiliates	10,535	—	—

Equity in Earnings from Real Estate Affiliates	$14,428	$3,683	$8,578

Retail Properties

Retail NOI for the year ended December 31, 2013 decreased $7.8 million to $19.0 million as compared to $26.8 million for the same period in 2012. The decrease was primarily attributable to South Street Seaport and the Outlet Collection at Riverwalk. NOI at South Street Seaport and the Outlet Collection at Riverwalk decreased $9.6 million and $1.0 million, respectively, for the year ended December 31, 2013, compared to the same periods in 2012. For further details related to this variance, please refer to the South Street Seaport and the Outlet Collection at Riverwalk discussions hereinafter.

The following table summarizes the leases we executed at our retail properties during the year ended December 31, 2013:

				Per Square Foot			Annual (millions)
Retail Properties	Total Executed	Avg. Lease Term (Months)	Total Leased Square Footage	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (a)	89	110	489,855	$27.71	$79.61	$7.97	$13.6	$34.2	$2.3
Comparable (b)	51	43	130,466	20.92	10.38	20.20	2.7	0.3	0.2
Non-comparable (c)	13	75	34,883	26.01	26.10	7.86	0.9	0.7	0.1

Total			655,204				$17.2	$35.2	$2.6

(a)
Pre-leased information is associated with projects under development at December 31, 2013.

(b)
Comparable information is associated with stabilized assets whereby the square footage was occupied by a tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $19.95 per square foot to $20.92 per square foot, or 4.9% over previous rents.

(c)
Non-comparable information is associated with stabilized assets whereby the square footage was previously vacant for more than 12 months or has never been occupied.

Landmark Mall

During 2013, we reached an agreement with Lord & Taylor for the early termination of its leasehold interest and we received unanimous rezoning approval from the City of Alexandria for Phase I of the redevelopment which includes converting 11 acres of our 22 acre site, located within the center of the property between Macy's and Sears, from a traditional enclosed mall to a vibrant outdoor mixed-use environment with street retail shops and restaurants with high density residential. The redevelopment requires the consent of Macy's and Sears, and within Phase I we expect to construct approximately 285,000 square feet of a new retail upscale dine-in movie theater, and up to 400 residential units. Future phases may include the balance of the mall site with mixed-use densities to total up to 5.5 million square feet as prescribed in the City of Alexandria's 2009 Van Dorn Small Area Plan. Future redevelopment will also be subject to approval of the anchor tenants as part of a reciprocal easement agreement that governs the property. We expect to begin redevelopment in 2014. We have submitted a development permit application and anticipate approval later in 2014 from the City of Alexandria. As of December 31, 2013, we have incurred $13.8 million of development costs on this project, including the early termination of the anchor lease. On January 24, 2014, an agreement was reached with the City of Alexandra regarding the tax assessment for years 2007, 2010, 2011 and 2013. As a result of the settlement we were awarded a tax credit of $0.7 million. This credit will be used to offset future real estate taxes for this property.

Rio West Mall

On September 30, 2013, we sold the property for $12.0 million and received $10.8 million of net proceeds. The net book value of the property was $10.2 million and we recognized a pre-tax gain of $0.6 million which is included in other income.

South Street Seaport

NOI for the year ended December 31, 2013 decreased $9.6 million to $(9.0) million as compared to $0.6 million for the same period in 2012. NOI for 2013 and 2012 includes the negative impact of $15.2 million and $5.6 million respectively, resulting from the closure of a majority of the property due to Superstorm Sandy in October 2012. During 2014 the Pier will be demolished for redevelopment, and the majority of the historic area will undergo renovations. We also incurred a $1.2 million charge related to an early lease termination.

On October 29, 2012, as a result of Superstorm Sandy, the historic area of South Street Seaport (area west of the FDR Drive) suffered significant damages due to flooding. During 2013, we filed a claim with our insurance carriers for property damages, lost income and other expenses resulting from the storm and we believe insurance will cover substantially all of these losses. We are continuing to work through the claims process with the insurance carriers and have collected $20.5 million in insurance proceeds through December 31, 2013. Insurance recoveries to date have exceeded the book value of the buildings and equipment at the date of the storm. For the year ended December 31, 2013, we have recorded a $12.2 million gain in Other Income, which is excluded from NOI.

During the first half of 2013, we established the SEE/CHANGE program in an effort to revitalize the South Street Seaport following the losses sustained by Superstorm Sandy. SEE/CHANGE is an innovative seasonal program developed by us to re-energize and re-activate the Seaport area and to create a gathering place for the community that did not exist in the aftermath of the storm. The program includes bringing to the Seaport for each season an array of new retail, culinary and cultural events to attract local New Yorkers and tourists, and an intensive social media campaign to advertise the events. During the year ended December 31, 2013, SEE/CHANGE-related expenses were approximately $3.8 million and are included in Other Property Operating Costs.

As more fully described in "Note 10 – Commitments and Contingencies", on June 27, 2013, the City of New York executed the amended and restated ground lease for South Street Seaport and we provided a completion guarantee to New York City for the Renovation Project (as defined below). Pursuant to the amended and restated ground lease, annual ground rent will be fixed at $1.2 million with an escalation of 3.0% compounded annually. The execution of the amended and restated ground lease was the final step necessary for the commencement of the renovation and reconstruction of the existing Pier 17 Building ("Renovation Project"). The redevelopment of Pier 17 and renovation of the historic area is expected to cost approximately $425 million, $11.0 million of which are demolition costs that will be expensed as incurred. As of December 31, 2013, we have incurred $25.7 million of development costs on this project, which includes $0.4 million of demolition costs and $1.0 million of marketing costs. Construction began during September 2013 and is expected to conclude in 2016.

The Renovation Project will increase the leasable area of Pier 17 to approximately 182,000 square feet, features a complete transformation of the Pier 17 building and is designed to include a vibrant, open rooftop with 40% more open space, upscale retail, outdoor entertainment venues and a dynamic food market. Additionally, we plan to retenant a significant portion of the 180,000 square feet of retail space in the historic area. On December 11, 2013, we executed a 20-year lease with iPic Entertainment for 46,145 square feet in the Fulton Market Building located in the historic area.

On November 20, 2013, we announced plans for further redevelopment of the South Street Seaport district which includes approximately 700,000 square feet of additional space, East River Esplanade improvements, a marina, restoration of the historic Tin Building and replacement of wooden platform piers adjacent to Pier 17 and a mixed-use building. The plan will need the approval of the New York City Landmarks Preservation Commission and will be subject to a Uniform Land Use Review Procedure ("ULURP") that requires approval by the New York City Council. We expect to begin the ULURP process in early 2014.

Outlet Collection at Riverwalk

The $1.0 million NOI decrease for the year ended December 31, 2013, respectively, as compared to 2012 was primarily attributable to vacating tenants in June 2013 to transform the property into the Outlet Collection at Riverwalk, an urban upscale outlet center located in New Orleans, Louisiana. The Outlet Collection at Riverwalk will be the nation's first outlet center located in the downtown of a major city. The redevelopment will feature a tenant mix of top national retailers with established outlet stores, local retailers and several dining and entertainment options. We plan to expand the current leasable area by approximately 50,000 square feet to 250,000 square feet. Total development costs are expected to be approximately $82 million (exclusive of our land value), with an expected opening date in May 2014. As of December 31, 2013, we have incurred $28.9 million of development costs on this project of which $1.0 million are demolition costs. On October 24, 2013, we closed on a $64.4 million partial recourse construction loan bearing interest at one-month LIBOR plus 2.75% with an initial maturity date of October 24, 2016 with two one-year extension options.

Approximately 95.1% of the space has been pre-leased and during the redevelopment, approximately 6,735 square feet of space has remained occupied and operating. We have commitments from a strong roster of retailers and restaurants, including Last Call Studio by Neiman Marcus, Coach and Coach Men's Factory Store, Forever 21, Tommy Bahama, Toby Keith's I Love This Bar & Grill, U.S. Polo Assn. Outlet, Guess, American Eagle, Charlotte Russe, Café Du Monde, GAP, and New Balance Factory Stores. When stabilized, the project is expected to reach annual NOI of $7.8 million based on leases in place.

Ward Centers

During 2012, we substantially completed The Ward Village Shops consisting of approximately 70,000 square feet for a total cost of $32.1 million. The 36,000 square foot upper level was placed in service in May 2012 when TJ Maxx took occupancy. We are in discussions with a potential tenant for the lower level space.

In November of 2013, we substantially completed construction of the Auahi Shops, a 57,000 square foot, two-story retail center. We expect our final investment to be approximately $26.0 million on this project and as of December 31, 2013, we have incurred $23.6 million. Pier 1 Imports and Nordstrom Rack occupy 100% of this retail center and have relocated from other areas within Ward Centers. Pier 1 Imports and Nordstrom Rack are expected to contribute an incremental $1.0 million of combined annual NOI. The Pier 1 Imports former location is the site of one of the first two planned market rate condominium towers for which we have begun pre-sales.

In October 2012, we announced plans to transform Ward Centers into Ward Village, a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets. Our master plan development agreement with the Hawaii Community Development Authority ("HCDA") allows for up to 9.3 million square feet, including up to 7.6 million square feet of residential (approximately 4,000 units which are initially estimated to average approximately 1,500 square feet per unit), and over 1.7 million square feet of retail, office, commercial and other uses. Full build-out is estimated to occur over 15 years, but will ultimately depend on market absorption and many other factors that are difficult to estimate.

The first phase of the master plan includes the renovation of the IBM Building and the development of approximately 482 condominium units in two mixed-use residential towers and development of a workforce residential tower having unit sale prices lower than the market rate towers. We expect the first two market rate towers to be completed in 2016.

During the first quarter of 2013, we began redevelopment of the IBM building, a well-known office building located at Ward Centers, into a world class information center and sales gallery for the entire Ward Village project. The sales center will dedicate a section to telling the story of the history of the land, while another will showcase our vision for Ward Village. The sales center opened in January 2014. As of December 31, 2013, we have incurred $19.9 million of costs on this project, and at final completion in the first quarter of 2014 total costs are expected to be $24.4 million.

Development permit applications and detailed plans for Phase One, which includes the first three residential towers, were approved by the HCDA in the third quarter of 2013 and condominium documents have been approved by the Hawaii Real Estate Commission for two market rate towers. The first of the two market rate towers, Waiea, meaning "water of life" in Hawaiian, is planned to be developed at a surface parking lot on Ala Moana Boulevard and will have 171 market rate condominium units for sale, six levels of parking, and approximately 8,000 square feet of new retail space. Waiea will consist of one, two and three-plus bedroom units ranging from approximately 1,100 to 17,500 square feet. Construction is expected to commence in 2014 with projected completion by the end of 2016. As of December 31, 2013, we have incurred $9.0 million of development costs on this project.

The second market rate tower, Anaha, meaning "reflection of light," is planned for Auahi Street and will have 311 market rate condominium units for sale, six levels of parking, and approximately 17,000 square feet of new retail space. Anaha will consist of studios, one, two and three-bedroom units, townhomes and penthouses ranging from approximately 450 to 6,500 square feet. Construction is expected to commence in 2014 with projected completion by the end of 2016. As of December 31, 2013, we have incurred $8.1 million of development costs on this project.

We launched public pre-sales of both market rate towers on February 1, 2014.

The workforce housing tower is planned for a site on Ward Avenue and current designs include 424 condominium units, including 375 reserved condominium units that can be used to meet reserved housing provisions, and 49 market rate units, six levels of parking and approximately 25,000 square feet of new retail space. Plans for this tower are being finalized. As of December 31, 2013 we have incurred $1.9 million in costs on this project.

Office Properties

All of the office properties listed in the NOI schedule, except for 110 N. Wacker, the Columbia Office Properties and 70 Columbia Corporate Center ("70 CCC") are located in The Woodlands. Leases related to our office properties, except those located in Columbia, Maryland, are generally triple net leases. Triple net leases typically require tenants to pay their pro-rata share of certain property operating costs, such as real estate taxes, utilities and insurance.

Office property NOI was flat for the year ended December 31, 2013, respectively, as compared to 2012. NOI for The Woodlands office properties increased for the year ended December 31, 2013, due primarily to 3 Waterway Square being placed in service. Combined NOI for the Columbia Office Properties and 70 CCC decreased for the year ended December 31, 2013, as compared to the same period in 2012 due to a decrease in leased square footage of a major tenant.

The following table summarizes our executed office property leases during the year ended December 31, 2013:

				Per Square Foot			Annual (millions)
Office Properties	Total Executed	Avg. Lease Term (Months)	Total Leased Square Footage	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (a)	2	120	478,122	$22.00	$40.00	$14.11	$10.5	$19.1	$6.7
First generation (b)	14	98	156,297	27.55	58.93	21.22	4.3	9.2	3.3
Comparable (c)	12	52	63,581	23.50	7.12	7.62	1.5	0.4	0.5
Non-comparable (d)	2	98	74,591	26.28	46.35	15.95	2.0	3.5	1.2

Total			772,591				$18.3	$32.2	$11.7

(a)
Pre-leased information is associated with projects under development at December 31, 2013.
(b)
First generation information is associated with space for buildings which were constructed and placed in service on or before December 31, 2013.
(c)
Comparable information is associated with stabilized assets whereby the square footage was occupied by a tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $21.17 per square foot to $23.50 per square foot, or 11.0% over previous rents.
(d)
Non-comparable information is associated with stabilized assets whereby the square footage was previously vacant for more than 12 months or has never been occupied.

The Woodlands

During September 2013, we substantially completed and opened One Hughes Landing, the first office building in Hughes Landing, a 66-acre, mixed-use development situated on the 200-acre Lake Woodlands. One Hughes Landing is a 197,719 square foot Class A office building that is 97.8% leased as of December 31, 2013. Based on leases in place, we expect the property to reach stabilized annual NOI of approximately $5.6 million by the second quarter of 2014. Total estimated costs for this project are approximately $50 million. As of December 31, 2013, we have incurred $37.6 million (exclusive of land value) of which the remaining amounts to be spent represent tenant improvements. The project is financed by a $38.0 million non-recourse mortgage at one-month LIBOR plus 2.65% with an initial maturity date of November 14, 2015 with two one-year extension options.

During June 2013, we substantially completed the construction of 3 Waterway Square, a 232,000 square foot Class A office building at a cost of $51.4 million. The building is 98.4% leased as of December 31, 2013. Based on leases in place, we expect the property to reach stabilized annual NOI of $6.1 million by first quarter 2014.

Columbia Office Properties

In March 2013, we began a complete restoration and redevelopment of the Columbia Regional Building, which we believe will serve as a catalyst for future development in the Columbia Town Center. Construction remains on pace and we anticipate completion of the renovation during the fourth quarter of 2014. Total development costs are expected to be $25 million (exclusive of land value), and we have incurred $17.8 million as of December 31, 2013. The project is financed by a $23.0 million construction loan bearing interest at one-month LIBOR plus 2.0% and having an initial maturity of March 15, 2016, with two one-year extension options. We have executed leases with Whole Foods Market, Inc. and The Columbia Association for the majority of the approximately 89,000 square foot building and we expect to reach annual NOI of $2.1 million in the second quarter of 2015.

On August 15, 2012, we acquired 70 CCC, a 168,000 square foot Class A office building located in Columbia, Maryland by assuming a $16.0 million mortgage at 4.25%. In February 2013, we executed a lease for 63,640 square feet that increased occupancy to approximately 94.7% when the tenant took possession in July 2013. We expect annual NOI to increase to approximately $2.5 million by fourth quarter 2015 based on leases in place as of December 31, 2013.

Multi-family

On May 31, 2012, we acquired our partner's interest in Millennium Waterway Apartments at a negotiated $72.0 million valuation of the property and consolidated the asset after the purchase. This property is a stabilized Class A multi-family property located in The Woodlands Town Center. The NOI increase of $1.9 million for the year ended December 31, 2013 as compared to 2012 is primarily due to increased rental income offset by higher property taxes, due to a higher assessed value, and an increase in operating costs due to a full year of operations. The property is 90.1% occupied as of December 31, 2013. In conjunction with this acquisition, we entered into a joint venture agreement with our partner to construct a 314-unit Class A multi-family property as more fully discussed under our Strategic Developments segment.

The Woodlands Resort & Conference Center

The Woodlands Resort & Conference Center's NOI of $10.2 million for the year ended December 31, 2013, decreased $0.5 million compared to $10.7 million for the year ended December 31, 2012 primarily due to lower banquet and catering revenues caused by the ongoing renovation project. NOI of $10.7 million in 2012 increased $2.9 million as compared to 2011 primarily due to an increase in RevPAR to $109.84 from $95.73, or 14.7%. RevPAR is defined as the average daily room rate multiplied by average occupancy. During the first quarter of 2013, we announced the expansion and redevelopment of The Woodlands Resort and Conference Center and construction is expected to be completed during the summer of 2014. The renovation will encompass 222 existing guest rooms, the replacement of 218 rooms with a new wing consisting of 184 guest rooms and suites, a new lobby, an update of the 13,000 square foot spa facility, the revitalization of 60,000 square feet of meeting and event facilities, and the development of a 1,000 foot long lazy river. We expect the renovation, when complete, will have a significant positive impact on NOI due to the replacement of a majority of the older rooms which have the lowest RevPAR and the addition of amenities such as the lazy river and renovated spa which should increase weekend occupancy. Construction costs are expected to total approximately $75 million and as of December 31, 2013, we have incurred $27.5 million. Additionally, during the first quarter of 2013, we closed on a $95.0 million non-recourse mortgage bearing interest at one-month LIBOR plus 3.5% and having an initial maturity date of February 8, 2016 with three, one-year extensions at our option. The mortgage refinanced the existing $36.1 million mortgage and will provide the majority of the funding for this redevelopment.

Other

The Club at Carlton Woods (the "Club") is a 36-hole golf and country club at The Woodlands with 699 total members as of December 31, 2013 consisting of 576 golf memberships and 123 sports memberships. The Club sold 94 new golf memberships during the year ended December 31, 2013. We estimate the Club requires approximately 800 golf members to achieve break-even NOI, and therefore we expect to continue to incur NOI losses for the foreseeable future. The Club had a $5.2 million NOI loss for the year ended December 31, 2013, an increase in loss of $1.1 million as compared to the $4.2 million NOI loss in 2012. The decrease in NOI is due primarily to increased payroll and related costs. A significant portion of membership deposits are not recognized as revenue when collected, but are recognized over the estimated 12-year life of a membership. Prior to 2013, membership deposits were refundable and therefore no revenue was recognized. For the years ended December 31, 2013, 2012 and 2011, cash membership deposits collected but not recognized in revenue or included in NOI were $4.3 million, $5.5 million and $2.9 million respectively.

The Woodlands Parking Garages comprise nearly 3,000 parking spaces in two separate parking structures. The Waterway Square Garage has 1,933 spaces and is located in The Woodlands Town Center. The Waterway Square Garage has excess parking capacity for future commercial development. Woodloch Forest garage has approximately 1,000 total spaces with 300 spaces available for future adjacent office development.

Partially Owned

During the first quarters of 2013 and 2012, we received distributions of $2.5 million and $2.4 million, respectively, from our Summerlin Hospital investment. Distributions from the Summerlin Hospital are typically made one time per year in the first quarter.

In 2012, we became a 50% partner in a joint venture formed for the purpose of acquiring 100% of the operating assets of the Las Vegas 51s, a Triple-A baseball team which is a member of the Pacific Coast League. In May 2013, the joint venture acquired the team for approximately $21.0 million, and our share of the purchase price was $10.5 million. Our strategy in acquiring an ownership interest is to pursue a potential relocation of the team to a stadium which we would then build in our Summerlin master planned community. There can be no assurance that such a stadium will ultimately be built.

 Operating Assets Revenues and Expenses (*)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Minimum rents	$80,124	$81,140	$72,405
Tenant recoveries	20,901	23,210	20,254
Resort and conference center revenues	39,201	39,782	34,850
Other rental and property revenues	20,360	20,959	21,064

Total revenues	160,586	165,091	148,573
Other property operating costs	64,608	60,072	55,745
Rental property real estate taxes	12,065	11,292	10,638
Rental property maintenance costs	7,552	8,073	6,922
Resort and conference center operations	29,454	29,112	27,124
Provisions for (recovery of) doubtful accounts	835	1,335	(107)
Demolition costs	2,078	—	—
Depreciation and amortization	31,427	23,318	20,309
Interest expense, net	19,011	16,104	12,775
Early extinguishment of debt	—	—	11,305
Equity in Earnings (loss) from Real Estate Affiliates	(3,893)	(3,683)	(3,926)

Total expenses	163,137	145,623	140,785
Venture partner share of The Woodlands	—	—	425

Operating Assets REP EBT	$(2,551)	$19,468	$8,213

(*)
For a detailed breakdown of our Operating Assets segment EBT, refer to Note 18 – Segments.

Minimum rents for the year ended December 31, 2013 of $80.1 million decreased $1.0 million compared to 2012. The decrease was primarily due to lower minimum rents for the year ended December 31, 2013 at South Street Seaport of $7.5 million resulting from Superstorm Sandy and at the Outlet Collection at Riverwalk of $3.3 million resulting from vacating tenants due to the redevelopment. These decreases were partially offset by increased rents for the year ended December 31, 2013 of $6.8 million related to the acquisition of our partner's interest in Millennium Waterway Apartments in May 2012, the opening of 3 Waterway Square and One Hughes Landing during 2013, which collectively contributed $3.6 million, and a $2.5 million increase at Ward Centers primarily related to the opening of Bed, Bath, & Beyond in April 2013, a full year operations of TJ Maxx and the relocation and expansion of Nordstrom Rack in November 2013.

Tenant recoveries for the year ended December 31, 2013 of $20.9 million, decreased $2.3 million compared to 2012. The decrease was primarily due to lower tenant recoveries at South Street Seaport of $2.6 million related to the property being vacant as a result of Superstorm Sandy and the closing of Pier 17 for redevelopment in September 2013, and at Riverwalk Marketplace of $0.9 million as a result of its redevelopment. These decreases were partially offset by $0.5 million due to the opening of 3 Waterway Square in 2013 and $0.3 million at Waterway Square Garage due to an increase in tenant occupancy.

Other property operating costs increased $4.5 million to $64.6 million for the year ended December 31, 2013 as compared to 2012. The increase for the year ended December 31, 2013 primarily resulted from increased costs of $4.0 million relating to the Club at Carlton Woods as well as 3 Waterway Square and One Hughes Landing being placed in service in 2013. Other property operating costs generally include recoverable and non-recoverable costs such as utilities and property management expenses relating to our operating assets, with the exception of real estate taxes and maintenance which are shown separately.

The provision for doubtful accounts decreased for the year ended December 31, 2013 by $0.5 million as compared to 2012 primarily due to bad debt charges at South Street Seaport in 2012 related to Superstorm Sandy which resulted in several tenant terminations.

The $2.1 million in demolition costs for the year ended December 31, 2013 are due to costs to demolish a portion of the existing structures at our Riverwalk, Columbia Regional Building and South Street Seaport construction projects.

Depreciation expense for the year ended December 31, 2013 increased $8.1 million as compared to 2012 primarily due to $1.3 million related to opening of 3 Waterway Square and approximately $6.3 million of increased depreciation recorded as a result of the decrease in estimated useful lives of certain assets on land approved for redevelopment at Columbia Office, Landmark and Ward Centers.

Net interest expense increased $2.9 million for the year ended December 31, 2013 compared to 2012. The increase is mostly due to an increase of $1.4 million related to 70 CCC lender's participation right in the property and higher average debt balances in 2013. The participation right is remeasured each quarter based on the estimated fair value of the property and the change in the value of the participation right is recorded through interest expense. We executed a new 63,985 square foot tenant lease in the first quarter of 2013, which increased the estimated value of the lender's participation.

Strategic Developments

Our Strategic Development assets generally require substantial future development to achieve their highest and best use. For our redevelopment and development projects, the total estimated costs of a project including the construction costs are exclusive of our land value unless otherwise noted. Most of the properties and projects in this segment generate no revenues with the exception of our future condominium projects for which we will likely recognize revenue on a percentage of completion basis. Our expenses relating to these assets are primarily related to carrying costs, such as property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Development asset, we would expect that, upon completion of development, the asset would either be sold or reclassified to the Operating Assets segment and NOI would become an important measure of its operating performance.

Strategic Developments Revenues and Expenses (*)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Minimum rents	$763	$905	$917
Condominium rights and unit sales	32,969	267	22,067
Other land, rental and property revenues	5,522	3,584	1,876

Total revenues	39,254	4,756	24,860
Condominium rights and unit cost of sales	16,572	96	14,465
Rental and other property operations	11,335	6,027	6,703
Provision for (recovery of) doubtful accounts	1	(111)	(137)
Depreciation and amortization	189	225	234
Interest (income) expense, net	(4,318)	219	323
Equity in Earnings from Real Estate Affiliates	(10,535)	—	—

Total expenses	13,244	6,456	21,588

Strategic Developments EBT	$26,010	$(1,700)	$3,272

(*)
For a detailed breakdown of our Strategic Developments segment of EBT, please refer to Note 18 – Segments.

Revenues increased $34.5 million to $39.3 million for the year ended December 31, 2013 as compared to December 31, 2012 and decreased $20.1 million to $4.8 million for the year ended December 31, 2012 as compared to December 31, 2011. The increase in 2013 is primarily due to the May 2013 sale of our condominium rights related to the ONE Ala Moana project. The decrease between 2011 and 2012 is caused by the sale of the remaining two condominium units at Nouvelle at Natick in 2012 compared to selling 57 units in 2011. The condominium rights and unit sales and related cost of sales for the year ended December 31, 2013 represents partial recognition of the gain on sale of the condominium rights to the joint venture in which we have a 50% interest and the portion of the deferred sale relating to our ongoing interest in the condominium rights that we recognized on the percentage of completion basis. Condominium rights and unit cost of sales decreased $14.4 million for the year ended December 31, 2012 as compared to the same period in 2011, respectively, primarily due to the Nouvelle at Natick project noted above.

Other land, rental and property revenues primarily consist of the sale of land parcels (at our various projects) to joint ventures in which we are a partner or to third parties. Revenues vary year to year depending on the number of parcels sold and the selling price.

Rental and other property operations expenses increased $5.3 million for the year ended December 31, 2013 as compared to December 31, 2012. During 2013, we expensed $2.5 million in marketing costs related to our Ward Village and South Street Seaport development projects. The balance is primarily due to the $3.2 million cost associated with the sale of land to The Metropolitan Downtown Columbia Project.

Net interest (income) expense improved for the year ended December 31, 2013 as compared to prior periods due to higher capitalized interest from projects under construction. In addition, the Equity in Earnings from Real Estate Affiliates includes our share of the profit from the ONE Ala Moana condominium venture.

The following describes the status of our active Strategic Development projects as of December 31, 2013:

The Woodlands

Hughes Landing

During the third quarter 2013, we began construction of Two Hughes Landing, the second Class A office building in Hughes Landing and anticipate completion of construction by the second quarter of 2014. Two Hughes Landing will be a 197,000 square foot, eight-story office building with an adjacent parking garage containing approximately 630 spaces. The building and the garage will be situated on 3.6 acres of land and are estimated to cost approximately $49 million. As of December 31, 2013 we have incurred $20.7 million of costs on this project, The project is financed by a $41.2 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.65% with an initial maturity date of September 11, 2016, with two one-year extension options.

In October 2013, we began construction of an eight-story, Class A, multi-family project within Hughes Landing called One Lake's Edge and anticipate completion of construction in the first quarter of 2015. One Lake's Edge will be comprised of 390 multi-family units (averaging 984 square feet per unit), 22,289 square feet of retail and a 750 space parking garage, all situated on 2.92 acres of land. Additionally, the project will feature an amenity deck on the third floor which will house the pool, courtyard and other amenities overlooking Lake Woodlands. Total development costs are expected to be approximately $88 million. As of December 31, 2013, we have incurred $5.9 million on this project. On November 25, 2013, we closed on a $73.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of November 25, 2016, with two one-year extension options.

During the fourth quarter 2013, we began construction of Hughes Landing Retail, the 123,000 square foot retail component of Hughes Landing. The project will consist of Whole Foods, an anchor tenant with 40,000 square feet of space, 32,900 square feet of retail, and a 50,100 square foot restaurant row. Total development costs are expected to be approximately $36 million and as of December 31, 2013 we have incurred $1.6 million of development costs on this project. On December 20, 2013, we closed on a $36.6 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.95% with an initial maturity date of December 20, 2016, with two one-year extension options. The project is expected to be completed in the fourth quarter of 2014. The majority of the restaurants on restaurant row will open during the first quarter 2015. We have pre-leased 43.6% of the project as of December 31, 2013.

On December 16, 2013, we announced that we would begin construction on a Class A office project comprised of two adjacent buildings for Exxon Mobil Corporation ("ExxonMobil"). The project is expected to be completed by the fourth quarter of 2015. The West Building will be 12-stories and approximately 318,000 leasable square feet and the East Building will be 13-stories and 329,000 leasable square feet. A 2,617-car structured parking garage will also be located on the 4.3 acre site and will be exclusive to the office project. Total development costs are expected to be approximately $172 million. As of December 31, 2013, we have incurred $8.3 million of development costs on this project of which $6.7 million is related to leasing. ExxonMobil has executed leases to occupy the entire West Building for twelve years, and 160,000 square feet in the East Building for eight years with an option to lease the remaining space before the building opens. We expect to reach stabilized NOI, based on ExxonMobil's current 478,000 square foot commitment, of $10.7 million in 2018. If ExxonMobil exercises their option for the remaining space, stabilized annual NOI will increase to approximately $14.5 million.

Creekside Village Green

Creekside Village Green is located within the 100-acre mixed-use commercial development that is anchored by H-E-B grocery store and will ultimately include 400,000 square feet of retail and office space, 800 units of multi-family, 200 units of senior living facility and an 85,000 square foot campus within the Lone Star College System. Creekside Village Green is a 74,352 square foot retail center which will consist of retail, restaurant and professional office space across two main buildings and a centrally located restaurant building. Creekside Village Green will also include a one-acre tree-lined park designed to be the hub of all activity within the greater 100-acre development. During the fourth quarter 2013 we began construction, and we anticipate the project will open in the fourth quarter of 2014. Total development costs are expected to be approximately $19 million.

As of December 31, 2013, we have incurred $1.9 million of costs. We plan to fund development by using The Woodlands Master Credit Facility (Described in Note 8 – Mortgages, Notes and Loan Payable). We have pre-leased 32.6% of the project as of December 31, 2013.

Millennium Woodlands Phase II

Millennium Woodlands Phase II, a joint venture with The Dinerstein Companies, began construction of a 314-unit Class A multi-family complex in The Woodlands Town Center in the second quarter of 2012. On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million (compared to $2.2 million book value), our partner's contribution of $3.0 million in cash and a construction loan in the amount of $37.7 million, which is guaranteed by our partner. Construction is expected to be completed in the second quarter of 2014. Construction costs are estimated to be approximately $38 million and as of December 31, 2013, the project has incurred $23.7 million.

ONE Ala Moana Tower Condominium Project

In 2011, we and an entity jointly owned by two local development partners formed a joint venture called HHMK Development, LLC ("HHMK Development") to explore the development of a luxury condominium tower above an existing parking structure at Ala Moana Center, a highly successful regional mall owned by a third party. We own 50% and our partner owns the remaining 50% of HHMK Development. In 2012, we formed another 50/50 joint venture, KR Holdings, LLC ("KR Holdings"), with the same development partner. The venture was responsible for development activities and in 2013 closed on construction financing for the project. Construction of the 23-story, 206-unit tower consisting of one, two and three-bedroom units ranging from 760 to 4,100 square feet commenced in April of 2013 and is expected to be completed by the end of 2014. The venture expects to invest a total of $265.1 million, which includes construction, selling and all financing costs. As of December 31, 2013 the venture had incurred $109.4 million (inclusive of land value) of total costs. The project is financed by a $132.0 million construction loan. The loan is non-recourse, bears interest at one-month LIBOR plus 3.00%, is secured by the condominiums and buyers' deposits, and matures May 15, 2016, with the option to extend for one year. Additionally, two $20.0 million non-recourse mezzanine loan commitments with List Island Properties and A&B Properties were drawn in full on May 15, 2013. These loans have a blended interest rate of 12% and mature on April 30, 2018 with the option to extend for one year. In addition to the mezzanine loans, A&B Properties and List Island Properties both have a profit interest in KR Holdings, which entitles them to receive a share of the profit, after a return of our capital plus a 13% preferred return on our capital. A&B Properties' participation is capped at $3.0 million.

Upon closing of the construction loan on May 15, 2013 and pursuant to the terms of the venture agreement, we sold our condominium rights to KR Holdings for $47.5 million and received net cash proceeds of $30.8 million and an equity interest of 50% in KR Holdings. Our partner contributed cash of $16.8 million for its 50% equity interest. Additionally, KR Holdings reimbursed HHMK Development for its development expenditures related to the project. We also received a cash distribution from HHMK Development in the amount of $3.1 million representing the return of our investment. Due to our continuing involvement in KR Holdings, we accounted for the transaction as a partial sale representing 50% of the $47.5 million sales value of the condominium rights, and accordingly, we recognized net profit of $11.8 million. The remaining $23.7 million sales value of the condominium rights will be recognized on the same percentage of completion basis as KR Holdings. As of December 31, 2013, the project was considered to be 38.8% complete, and we recognized an additional $4.6 million of profit on the sale for the year ended December 31, 2013.

During the fourth quarter of 2012, we sold all of the condominium units at an average price of $1.6 million, or approximately $1,170 per square foot and as of July 1, 2013, the venture had collected $66.2 million of buyer deposits, representing 20% of contracted sales prices.

The Shops at Summerlin

During the second quarter of 2013, we commenced construction of The Shops at Summerlin, an approximate 106-acre project within our 400-acre site located in downtown Summerlin and anticipate completion at the end of 2014. The Shops at Summerlin will be approximately 1.6 million square feet and will consist of a 1.1 million square foot Fashion Center which is designed to have three anchor tenants, small-shop retail and restaurants. Additionally, the project will include an approximate 200,000 square foot office building and approximately 280,000 square feet of big box and junior anchor retail space adjacent to the Fashion Center. Total estimated costs are $391 million and as of December 31, 2013, we have incurred $107.4 million on this project (exclusive of land value). During 2013, we executed agreements with two major department store anchors, Macy's and Dillard's, for approximately 380,000 square feet.

The Metropolitan Downtown Columbia Project

On April 12, 2012, Columbia Parcel D venture, in which we are a 50% partner with Kettler, received approval of the final development plan component of the entitlement process for the first phase. The entitlement provides a density plan for up to 817 residential units, and up to 76,000 square feet of retail to be developed on two parcels. One parcel includes The Metropolitan (Parcel D) which will be a 380-unit apartment building, and the second parcel will include a 437-unit apartment building (Parcel C).

The venture began construction of The Metropolitan in February 2013 and completion is expected in the fourth quarter of 2014. The total estimated development costs are approximately $97 million including land value and as of December 31, 2013 the venture has incurred $36.8 million of development costs and our total net investment for this project is $4.9 million.

On July 11, 2013, the joint venture closed a $64.1 million construction loan which is non-recourse to us. The loan bears interest at one-month LIBOR plus 2.4% and matures in July 2020. At loan closing, our land contribution was valued at $20.3 million and Kettler contributed $13.3 million in cash, of which $7.0 million was distributed to us. Both we and Kettler were required to each make future contributions of $3.1 million to the joint venture in accordance with the loan agreement, thus increasing our total capital account to $16.4 million. This transaction was accounted for as a partial sale of the land for which we recognized a net profit of $0.7 million. As of December 31, 2013, we have contributed the $3.1 million to the joint venture.

On October 4, 2013, we entered into a joint venture agreement with Kettler to construct a 437-unit, Class A apartment building with 31,000 square feet of ground floor retail on Parcel C. We contributed approximately five acres of land having a book value of $4.0 million, in exchange for a 50% interest in the venture. Our partner will provide construction and property management services, including the funding and oversight of development activities, as well as obtaining construction financing. When the joint venture closes on a construction loan our interest in the joint venture will be increased to $23.4 million or $53,500 per constructed unit. As of December 31, 2013, our total net investment for this project is $5.8 million.

The following table summarizes our projects under construction, and related debt, for Operating Assets and Strategic Developments as of December 31, 2013. As further described in the footnotes below, we are currently documenting construction financing approximating $312.0 million for our Summerlin project and are currently seeking construction financing of $143.0 million for our ExxonMobil Build-to-Suit project. We expect to close construction financing on both of these projects by the end of the second quarter of 2014.

($ in thousands)
Announced Project	Total Estimated Costs(a)	Costs Paid Through December 31, 2013(b)	Estimated Remaining to be Spent	Committed/ Allocated Debt(c)	Amount Drawn Through 12/31/13	Remaining Debt to be Drawn	Estimated Costs Remaining in Excess of Remaining Financing to be Drawn(d)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(D) - (E) = (F)	(C) - (F) = (G)
Columbia Regional Building	$24,616	$11,525	$13,091	$23,008	$9,207	$13,801	$(710)		Q4 2014
One Hughes Landing	49,615	36,014	13,601	38,000	19,538	18,462	(4,861)		Complete(e)
Outlet Collection at Riverwalk	81,778	22,073	59,705	60,000	—	60,000	(295)		Q2 2014
Seaport – Pier 17	424,880	17,636	407,244	—	—	—	407,244	(f)	Q4 2016
The Woodlands Resort and Conference Center	75,375	23,746	51,629	48,900	—	48,900	2,729		Q3 2014
Ward Sales Center	24,412	11,365	13,047	—	—	—	13,047		Q1 2014

Total Operating Assets	680,676	122,359	558,317	169,908	28,745	141,163	417,154
Strategic Developments
Two Hughes Landing	48,603	9,475	39,128	41,230	10	41,220	(2,092)		Q2 2014
Creekside Park Village Center	18,536	764	17,772	18,536	—	18,536	(764	)(g)	Q4 2014
Exxon Mobil Corp Build-to-Suit	171,489	4,295	167,194	—	—	—	167,194	(h)	Q4 2015
Hughes Landing Retail	36,207	1,369	34,838	36,575	913	35,662	(824)		Q4 2014
One Lake's Edge	88,493	4,044	84,449	73,525	—	73,525	10,924		Q1 2015
The Shops at Summerlin	391,369	59,458	331,911	—	—	—	331,911	(i)	Q4 2014

Total Strategic Developments	754,697	79,405	675,292	169,866	923	168,943	506,349
Strategic Development – Joint Ventures (j)
Metropolitan Downtown Columbia Project	97,632	35,093	62,539	64,100	2,303	61,797	742		Q4 2014
Millennium Phase II	38,405	20,453	17,952	37,700	20,339	17,361	591		Q2 2014
One Ala Moana	265,088	109,447	155,641	172,000	40,000	132,000	23,641		Q4 2014

Total Strategic Developments – Joint Ventures	401,125	164,993	236,132	273,800	62,642	211,158	24,974

Combined Total at December 31, 2013	$1,836,498	$366,757	$1,469,741	$613,574	$92,310	$521,264	$948,477

Projects For Which We Are Seeking Financing:
Exxon Mobil Corp Build-to-Suit							142,900	(h)
The Shops at Summerlin							311,800	(i)

Estimated costs to be funded, net of financings, assuming closing on Exxon Mobil Corp Build-to-Suit and The Shops at Summerlin							$493,777

(a)
Total Estimated Costs include all costs to be incurred on the project which includes, construction costs, demolition costs, marketing costs, capitalized leasing and deferred financing.
(b)
Includes construction costs, demolition costs, marketing costs, capitalized leasing and deferred financing costs, but excludes retainage payable and indirect corporate project costs.
(c)
Committed Debt details:

  – Riverwalk – total commitment is $64,400 which includes $60,000 for construction and a $4,400 earnout which is available after completion and the achievement of operational covenants.

  – The Woodlands Resort & Conference Center – total commitment is $95,000 which includes $48,900 for construction, a $10,000 earnout and $36,100 which refinanced prior mortgage debt.

(d)
Negative balances represent cash to be drawn from financing in excess of Estimated Remaining to be Spent. This is caused primarily by December vendor payments made by us for which we have not yet been reimbursed by the lenders.
(e)
This project was placed in service during 2013 but still requires some remaining capital to be invested.
(f)
We will likely seek project financing for the development when a significant portion of the project is pre-leased.
(g)
This project will be financed by The Woodlands master credit facility.
(h)
We are currently seeking financing and expect to close on a $143 million construction loan during the second quarter of 2014.
(i)
We are currently documenting construction financing approximating $312 million and expect to close during the second quarter of 2014 when a significant portion of the project is pre-leased.
(j)
Strategic Development – Joint Ventures amounts are representative of the total project, not just HHC's investment. Estimated costs remaining in excess of financing are the responsibility of our partners.

General and Administrative and Other Expenses

The following table contains certain significant expenses on a consolidated basis that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussion. Significant variances for consolidated expenses not included in NOI or REP EBT are described below.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
General and administrative	$(48,466)	$(36,548)	$(32,342)
Other income	25,869	2,125	—
Depreciation and amortization	(33,845)	(24,429)	(16,782)
Early extinguishment of debt	—	—	(11,305)
Warrant liability gain (loss)	(181,987)	(185,017)	101,584
Reduction in tax indemnity receivable	(1,206)	(20,260)	—
Provision (benefit) from income taxes	9,570	6,887	(18,325)
Equity in earnings from Real Estate Affiliates	14,428	3,683	8,578

General and administrative expenses increased $11.9 million during the year ended December 31, 2013 as compared to 2012 primarily due to increased compensation and benefits of approximately $7.4 million resulting from our increased headcount, incentive stock amortization and director fees, all of which total approximately $2.6 million, and additional professional fees of $2.3 million.

Other income for the year ended December 31, 2013 includes a $12.2 million pre-tax gain recognized on insurance proceeds received relating to South Street Seaport, an $8.5 million pre-tax gain recognized on the sale of our Head Acquisition, LP interest, a $4.5 million favorable legal settlement relating to the British Petroleum oil spill in the Gulf of Mexico in 2010 and a $0.6 million gain from the sale of Rio West Mall.

The warrant liability loss for the years ended December 31, 2013 and 2012 was due to appreciation in our stock price, thereby increasing the values of the warrants. The warrant liability gain during 2011 resulted from a decrease in stock price during the year. During the fourth quarter of 2012, we retired $6.1 million Sponsor Warrants. Please refer to Footnote 3 – Sponsor and Management Warrants for more information.

The reduction in tax indemnity receivable of $1.2 million for the year ended December 31, 2013 relates to the utilization of tax assets. Please refer to Note 9 – Income Taxes for more information.

The increase in provision for income taxes of $2.7 million for the year ended December 31, 2013 was attributable to increases in operating income as compared to 2012, the recording of a $53.9 million deferred tax liability in our captive REIT, and other permanent items, partially offset by an $88.8 million tax benefit from the release of valuation allowances.

We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable, and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rates based upon actual operating results were (14.2)% for the year ended December 31, 2013 compared to (6.4)% for the year ended December 31, 2012. The changes in the tax rate were primarily attributable to the changes in the warrant liability, the valuation allowance, and the deferred tax liability recorded in our captive REIT.

The equity in earnings from Real Estate Affiliates of $14.4 million for the year ended December 31, 2013 increased over 2012 primarily due to the recognition of $10.7 million representing our share of the profit related to the ONE Ala Moana condominium project.

The following table represents our capitalized internal costs by segment for the years ended December 31, 2013 and 2012:

	Capitalized internal costs		Capitalized internal costs related to compensation costs
	Year Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
	(In millions)		(In millions)
MPC segment	$8.9	$7.7	$5.6	$5.0
Operating Assets segment	5.1	3.5	4.3	2.6
Strategic Developments segment	4.4	2.7	3.7	2.1

Impairments

We evaluate our real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability in this context means that the expected cumulative undiscounted future cash flows of an asset are less than its carrying value. The recoverability analysis, as an accounting concept, considers hold periods, but ignores when the future cash flows are expected to be received within that hold period and whether we currently expect to receive an above or below market rate of return over our anticipated holding period. If expected cumulative undiscounted cash flows are less than the carrying value, then we are required to record the asset at the lower of its carrying value or fair value. The process for deriving fair value involves discounting the expected future cash flows at a rate of return that we believe an investor would require based on the risk profile of the cash flows and returns available in the market for other investments having similar risk. We may also use other inputs such as appraisals and recent transactions for comparable properties, if appropriate. Book value for assets that have been recently impaired from an accounting perspective may more likely reflect market value than book values of assets that have not been impaired; consequently, unimpaired assets may be expected to generate above or below market returns relative to their respective book values. The lower book basis resulting from an impairment charge increases reported profitability from the asset in future periods, but has no impact on cash flow. For the years ended December 31, 2013, 2012 and 2011, we evaluated whether impairment indicators existed at all of our assets. In most instances, we concluded no impairment indicators were present. When indicators of impairment were present, we reconsidered expected cash flows and concluded that there were no impairments.

Master Planned Communities Impairments

Our Master Planned Communities comprise thousands of acres that include four distinct communities, Maryland, Bridgeland, Summerlin and The Woodlands. Master Planned Community assets by their nature have characteristics that may create a wider range of outcomes in an impairment analysis compared to other types of real estate such as office, retail and industrial properties. Unlike operating assets, master planned community assets have extended life cycles that may last 20 to 40 years and have few long-term contractual cash flows (such as operating lease revenue). Further, the majority of the master planned community assets generally have minimal to no residual values because of their liquidating characteristics and development periods often occur through several economic cycles. Subjective factors such as the expected timing of property development and sales, optimal development density and sales strategy impact the timing and amount of expected future cash flows and fair value.

Based on our development strategies, we may perform a separate impairment evaluation for regions or projects within a single master planned community if we believe the cash flows for those assets are independent from other regions or projects within the community. Separating master planned communities into multiple regions or projects for impairment testing may result in a different accounting conclusion than if the community was evaluated as a whole; however, the accounting has no impact on economic value or fair value. The significant assumptions in our Master Planned Communities segment relate to future sales prices of land and future development costs needed to prepare land for sale, over the planned life of the project, which are based, in part, on assumptions regarding sales pace, timing of related development costs, and the impact of inflation and other market factors. There were no impairments for our master planned communities during the years ended December 31, 2013, 2012 or 2011.

Operating Assets Impairments

There were no impairment charges for the years ended December 31, 2013, 2012 and 2011.

Strategic Developments Impairments

There were no impairments recorded for our Strategic Development properties the years ended December 31, 2013, 2012 or 2011.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our MPC segment, cash generated from our operating assets, first mortgage financings secured by our assets and the proceeds from the issuance of the Senior Notes. Our primary uses of cash include working capital, overhead, debt service, property improvements, and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and redevelopment opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding. Most of these costs are currently discretionary, which means that we could discontinue spending on these activities if our liquidity profile, economic conditions or the feasibility of projects changes. To the extent we decide to raise capital in the future, it will likely be comprised of a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets.

Total outstanding debt was $1,514.6 million as of December 31, 2013. Our share of the debt of our Real Estate Affiliates totaled $39.0 million. Please refer to Note 8 – Mortgages, Notes and Loans Payable to our Consolidated Financial Statements for a table showing our debt maturity dates.

On October 2, 2013, we issued $750.0 million in aggregate principal amount of 6.875% Senior Notes due 2021. We have used and will continue to use the net proceeds for development, acquisitions and other general corporate purposes. Interest is payable semiannually, on April 1 and October 1 of each year starting in April 2014. The Notes contain customary terms and covenants including events of default.

The following table summarizes our Net Debt on a segment basis as of December 31, 2013. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID receivables. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

Segment Basis (a)	Master Planned Communities	Operating Assets		Strategic Developments		Segment Totals	Non- Segment Amounts	Total December 31, 2013
	(In thousands)
Mortgages, notes and loans payable	$223,808	$515,282	(b)	$51,866	(c)	$790,956	$762,691	$1,553,647
Less: Cash and cash equivalents	(33,739)	(44,602	)(d)	(20,361	)(e)	(98,702)	(799,311)	(898,013)
Special Improvement District receivables	(39,688)	—		—		(39,688)	—	(39,688)
Municipal Utility District receivables	(125,830)	—		—		(125,830)	—	(125,830)

Net debt	$24,551	$470,680		$31,505		$526,736	$(36,620)	$490,116

(a)
Please refer to Note 18 – Segments.
(b)
Includes our $1.3 million share of debt of our Real Estate Affliates in Operating Assets segment (Woodlands-Sarofim #1).
(c)
Includes our $37.7 million share of debt of our Real Estate Affliates in Strategic Developments segment (KR Holdings, LLC, Millennium Woodlands Phase II, and The Metropolitan Downtown Columbia Project).
(d)
Includes our $0.9 million share of cash and cash equivalents of our Real Estate Affliates in Operating Assets segment (Woodlands-Sarofim #1, Summerlin Las Vegas Baseball Club, LLC, and Stewart Title).
(e)
Includes our $2.2 million share of cash and cash equivalent of our Real Estate Affliates in Strategic Developments segment (KR Holdings, LLC, HHMK Development, LLC and The Metropolitan Downtown Columbia Project).

Cash Flows

Cash flow activities include the consolidated cash flow of The Woodlands from the date of acquisition, July 1, 2011, through December 31, 2013.

Operating Activities

Master Planned Community development has a significant impact on our business. The cash flows and earnings from the business can be much more variable than from our operating assets because the MPC business generates revenues from land sales rather than recurring contractual revenues from operating leases. MPC Land sales are a substantial portion of our cash flows from operating activities and are partially offset by MPC expenditures.

Net cash provided by operating activities was $129.3 million for the year ended December 31, 2013, compared to net cash provided by operating activities of $153.1 million for the year ended December 31, 2012, and $86.5 million for the year ended December 31, 2011.

The $23.7 million decrease in cash provided by operating activities for the year ended December 31, 2013 compared to the same period in 2012 was primarily the result of increased MPC development and condominium expenditures of $47.7 million and $5.7 million of land acquisition costs, higher leasing commissions at our projects under development of $15.0 million, higher compensation and benefit costs of $7.4 million as well as lower MUD collections of $33.0 million and lower Operating Assets segment earnings of $8.7 million. These decreases were partially offset by the collection of $47.5 million related to the sale of our condominium rights to KR Holdings, $36.0 million increase in MPC segment earnings due to higher land sales, $20.5 million in proceeds received through December 31, 2013 from our insurance carriers related to the Superstorm Sandy claim at South Street Seaport of which $3.3 million is included in net operating property improvements within the investing sections in 2013 and $5.0 million was received in 2012.

The $66.6 million increase in cash provided by operating activities for the year ended December 31, 2012 compared to 2011 was primarily a result of a $68.0 million increase in MPC land sales and more operating asset earnings, partially offset by lower condominium sales at Natick and increased MPC and development expenditures.

Investing Activities

Net cash used in investing activities was $294.3 million, $81.3 million and $39.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash used for development of real estate and property expenditures was $270.1 million, $74.4 million and $44.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increased development expenditures in 2013 compared to 2012 and 2011 relate primarily to the construction of The Shops at Summerlin, One Hughes Landing, Two Hughes Landing, 3 Waterway Square, Ward Centers, South Street Seaport, Columbia Office Properties, and the Outlet Collection at Riverwalk.

Financing Activities

Net cash provided by financing activities was $830.7 million for the year ended December 31, 2013. Cash provided by financing activities for 2013 includes loan proceeds of $380.5 million from the issuance of mortgages, notes and loans payable, and $739.6 million from issuance of our Senior Notes. The proceeds partially funded development activity at the Bridgeland MPC, 3 Waterway Square, One Hughes Landing and The Shops at Summerlin, and refinanced existing debt to extend maturities and to take advantage of lower interest rates. Comparatively, for the year ended December 31, 2012, we received loan proceeds of $68.4 million and made a net payment of $80.5 million to retire Sponsors Warrants to purchase 6,083,333 shares of our common stock. Net cash used in financing activities was $103.9 million for the year ended December 31, 2011 and includes repayment of a $96.5 million acquisition note relating to the acquisition of our partner's interest in The Woodlands.

Principal payments on mortgages, notes and loans payable were $279.7 million, $55.8 million and $407.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments as of December 31, 2013:

	2014	2015	2016	2017	2018	Subsequent / Other	Total
	In thousands
Mortgages, notes and loans payable (a)	$5,462	$26,958	$470,784	$25,885	$26,683	$958,851	$1,514,623
Interest payments (b)	99,842	98,321	91,240	79,691	77,336	189,202	635,632
Ground lease and other leasing commitments	5,152	7,152	8,787	7,883	6,744	332,867	368,585

Total	$110,456	$132,431	$570,811	$113,459	$110,763	$1,480,920	$2,518,840

(a)
Based on initial maturity, not including extension options.

(b)
Interest is based on the borrowings that are presently outstanding and current floating interest rates.

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $6.3 million, $5.4 million and $5.2 million for 2013, 2012 and 2011, respectively. The amortization of above and below-market ground leases and straight-line rents included in the contractual rent amount were not significant.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $69.1 million as of December 31, 2013.

REIT Requirements

In order for Victoria Ward to remain qualified as a REIT for federal income tax purposes, Victoria Ward must meet a number of organizational and operational requirements, including a requirement that it distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its stockholders, including us. We intend to revoke Victoria Ward's REIT status sometime in the next three years, at such time Victoria Ward will become a regular "C" corporation subsidiary. Please refer to Note 9 – Income Taxes for more detail on Victoria Ward's ability to remain qualified as a REIT.

Seasonality

Generally, revenues from our Operating Assets segment, Master Planned Communities segment and Strategic Developments segment are not subject to seasonal variations; however, rental revenues for certain retail tenants are subject to overage rent terms, which are based on tenant sales. These retail tenants are generally subject to seasonal variations, with a significant portion of their sales and earnings occurring during the last two months of the year. As such, our rental income is typically higher in the fourth quarter of each year.

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

Impairment indicators for development costs incurred during the beginning stages of a potential development and developments in progress are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and feasibility.

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

If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flow. Significant assumptions used in the estimation of future undiscounted cash flow include, for the master planned communities, estimates of future lot sales, costs to complete and sales pace, and for properties in our Operating Assets segment and Strategic Developments segment, future market rents, renewals and capital expenditures. Historical experience in such matters and future economic projections were used to establish these assumptions. These significant assumptions are estimates and are subject to uncertainty. Actual results could differ from these estimates. A real estate asset is considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows and the carrying value is less than the fair value. To the extent an impairment provision is necessary, the excess of the carrying amount of the asset over its estimated fair value is charged to operations. In addition, the impairment is allocated proportionately to adjust the carrying amount of the asset. The adjusted carrying amount for operating assets, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset. The adjusted carrying amount for master planned communities is recovered through future land sales.

Deferred Taxes and Tax Contingencies

As of December 31, 2013 and 2012, we had gross deferred tax assets totaling $336.6 million and $410.5 million, and gross deferred tax liabilities of $413.4 million and $386.1 million, respectively. We have established a valuation allowance in the amount of $12.6 million and $101.5 million as of December 31, 2013 and 2012, respectively, against certain deferred tax assets for which it is more likely than not that such deferred tax assets will not be realized. Deferred tax assets in the amount of $76.4 million that we previously believed had only a remote possibility of realization were recorded in 2012 due to tax planning that made realization possible. Because significant uncertainty existed as to whether the tax planning would result in realization of the deferred tax assets we established a 100% valuation allowance. During the fourth quarter of 2013 we executed certain tax planning strategies and were able to realize over 90% of this deferred tax asset and concluded that a valuation allowance was not needed for the amount remaining.

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

One of our consolidated entities, Victoria Ward, Limited, elected to be taxed as a REIT and intended to continue to operate so as to qualify as a REIT going forward. Consequently, deferred taxes were not recorded on book and tax basis differences of Victoria Ward, Limited as it was believed these differences would ultimately be realized at a zero percent tax rate. In connection with the planned condominium development of Victoria Ward that was approved by the Hawaii Real Estate Commission during the fourth quarter of 2013, the Company now intends to revoke its REIT election within the next few years, before future phases of condominium developments commence. The Company now believes that the book and tax basis differences in the land and buildings of Victoria Ward, Limited will be realized after such time REIT status is revoked and will be taxed at the applicable corporate tax rates. As a result of these fourth quarter events, deferred tax liabilities of $48.0 million have been recorded due to the excess book over tax basis relating to land and buildings as of December 31, 2013.

Two of our subsidiaries are involved in a dispute with the IRS relating to years in which those subsidiaries were owned by GGP. On May 6, 2011, GGP filed Tax Court petitions on behalf of these former taxable REIT subsidiaries seeking a redetermination of federal income tax for the years 2007 and 2008. The petitions seek to overturn determinations by the IRS that the taxpayers were liable for combined deficiencies totaling $144.1 million. On October 20, 2011, GGP filed a motion in the United States Tax Court to consolidate the cases of the two former taxable REIT subsidiaries of GGP subject to litigation with the Internal Revenue Service due to the common nature of the cases' facts and circumstances and the issues being litigated. The United States Tax Court granted the motion to consolidate. The case was heard by The United States Tax Court in November of 2012. We expect the tax court to rule on the case within the next twelve months.

In connection with the deferred gain that is the subject of the aforementioned litigation, GGP has provided us with an indemnity against certain potential tax liabilities. Pursuant to the Tax Matters Agreement, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the "Tax Indemnity"), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010 ("MPC Taxes"), in an amount up to $303.8 million. Under certain circumstances, GGP has also agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million ("Indemnity Cap") to the extent assessed by the IRS. As of the spinoff date, we recorded the Tax Indemnity receivable at the Indemnity Cap of $303.8 million, plus interest of $28.0 million, which is based upon the definition in the Tax Matters Agreements of "MPC Taxes" which includes 93.75% of the deferred tax liability associated with the gains deferred for tax on closed land sales prior to March 31, 2010 that are accounted for tax purposes under the percentage of completion and the completed contract methods of accounting as of March 31, 2010. The tax liability amount for book includes more than just the amounts for which the timing of the recognition for tax is being challenged by the IRS. The total tax liability associated with the deferred gains on these land sales is reflected on the balance sheet in two lines; Deferred tax liabilities (primarily described as deferred income of $227.4 million and $213.2 million as of December 31, 2013 2012, respectively, in the temporary difference summary in this Note 9) and Uncertain tax position liability of $129.2 million and $132.5 million as of December 31, 2013 and 2012, respectively. The unrecognized tax benefits and related accrued interest through December 31, 2013 are primarily related to the taxes that are the subject of the Tax Indemnity. We have recorded interest income receivable on the Tax Indemnity receivable in the amounts of $38.6 million and $36.4 million as of December 31, 2013 and 2012, respectively.

The timing of the utilization of the tax assets attributable to indemnified and non-indemnified gains results in changes to the Tax Indemnity receivable and is dependent on numerous future events, such as the timing of recognition of indemnified and non-indemnified gains, the amount of each type of gain recognized in each year, the use of specific deductions and the ultimate amount of indemnified gains recognized. These non-cash changes could be material to our financial statements. Resolution of the Tax Court case noted above could also result in changes to the master planned community deferred gains and the timing of utilization of the tax assets, both of which could result in changes to the Tax Indemnity receivable. We record the Tax Indemnity receivable based on the amounts indemnified which are determined in accordance with the provisions set forth in ASC 740 (Income Taxes).

During the twelve months ended December 31, 2013, the reduction in tax indemnity receivable of $1.2 million was attributable to our utilization of tax assets that contractually limit the amount we can receive pursuant to the Tax Matters Agreement and changes to our deferred tax liability for the MPC Taxes.

During the year ended December 31, 2012, the reduction in the Tax Indemnity receivable of $20.3 million, $8.8 million of which related to 2011 and to a lesser extent 2010, related to our utilization of tax assets that contractually limit the amount we can receive pursuant to the Tax Matters Agreement and changes to our deferred tax liability for the MPC Taxes.

Capitalization of development and leasing costs

We capitalize costs related to our development and leasing activities. Development costs, like planning, engineering, design and construction that are directly related to a development project are capitalized. Capitalization commences when the development activities begin and ceases when a project is completed, put on hold or it is determined we will not move forward with a project. Capitalized costs related to a project where we have determined not to move forward are expensed. Additionally, certain internal costs like payroll are capitalized and allocated to projects based on the amount of time employees spend on a project. We also will capitalize real estate taxes and allocated interest costs associated with development once construction commences. Leasing costs like commissions or tenant improvements are capitalized and allocated over the life of the lease or average life of a group of leases if appropriate. We do not capitalize any internal leasing costs.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed rate financings, increases in interest rates could make it more difficult to refinance such debt when due. As of December 31, 2013, we had $509.7 million of variable rate debt outstanding of which $172.0 million has been swapped to a fixed-rate. Approximately $176.7 million of the $337.7 million of total variable rate debt that has not been swapped to a fixed rate is represented by the Master Credit Facility at The Woodlands. Due to the revolving nature of this type of debt, it is generally inefficient to use interest rate swaps as a hedging instrument; rather, we have purchased an interest rate cap having a $100.0 million notional amount for this facility to mitigate our exposure to rising interest rates. We also did not swap to a fixed rate $95.7 million of the outstanding balance on the Victoria Ward financing because it is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. As of December 31, 2013, annual interest costs would increase approximately $3.3 million for every 1.00% increase in floating interest rates. Generally, our interest costs are capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) is expected to be minimal, but we would incur higher payments. For additional information concerning our debt and management's estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of "Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations", Note 2 – Summary of Significant Accounting Policies to our Consolidated Financial Statements, Note 8 – Mortgages, Notes and Loans Payable and Note 13 – Derivative Instruments and Hedging Activities. We intend to manage a portion of our variable interest rate exposure by using interest rate swaps and caps.

The following table summarizes principal cash flows on our debt obligations and related weighted-average interest rates by expected maturity dates as of December 31, 2013:

	Contractual Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total
	(In thousands)
Mortgages, notes and loans payable	$5,462	$26,958	$470,784	$25,885	$26,683	$958,851	$1,514,623
Weighted-average interest rate	5.25%	5.28%	6.24%	6.28%	6.35%	6.35%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is set forth beginning on page F-1. See "Item 15 – Exhibits and Financial Schedule" below.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Internal Controls over Financial Reporting

There have been no changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company's internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992 Framework). Management concluded, based on its assessment, that The Howard Hughes Corporation's internal control over financial reporting was effective as of December 31, 2013. Ernst & Young, LLP, an independent registered public accounting firm, has audited the Company's internal control over financial reporting as of December 31, 2013, as stated in their report which is included in this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Howard Hughes Corporation

We have audited The Howard Hughes Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Howard Hughes Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Howard Hughes Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Howard Hughes Corporation as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the year then ended of The Howard Hughes Corporation and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX
February 27, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the relevant information included in our proxy statement for our 2014 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the relevant information included in our proxy statement for our 2014 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the relevant information included in our proxy statement for our 2014 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the relevant information included in our proxy statement for our 2014 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the relevant information included in our proxy statement for our 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)
Financial Statements and Financial Statement Schedule.

The Consolidated Financial Statements and Schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this Annual Report. No additional financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is enclosed in the Consolidated Financial Statements and notes thereto.

(b)
Exhibits.

(c)
Separate financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOWARD HUGHES CORPORATION

/s/ David R. Weinreb David R. Weinreb Chief Executive Officer	February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
* William Ackman	Chairman of the Board and Director	February 27, 2014
/s/ David R. Weinreb David R. Weinreb	Director and Chief Executive Officer (Principal Executive Officer)	February 27, 2014
/s/ Andrew C. Richardson Andrew C. Richardson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2014
* Adam Flatto	Director	February 27, 2014
* Jeffrey Furber	Director	February 27, 2014
* Gary Krow	Director	February 27, 2014
* Allen Model	Director	February 27, 2014
* R. Scot Sellers	Director	February 27, 2014
* Steven Shepsman	Director	February 27, 2014
* Burton M. Tansky	Director	February 27, 2014
* Mary Ann Tighe	Director	February 27, 2014
*/s/ David R. Weinreb David R. Weinreb Attorney-in-fact

THE HOWARD HUGHES CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Howard Hughes Corporation

We have audited the accompanying consolidated balance sheet of The Howard Hughes Corporation (the "Company") as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a) as it relates to information included therein as of and for the year ended December 31, 2013. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Howard Hughes Corporation at December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the information as of and for the year ended December 31, 2013 included in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Howard Hughes Corporation

We have audited the accompanying consolidated balance sheet of The Howard Hughes Corporation and subsidiaries (the "Company") as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years ended December 31, 2012 and 2011. Our audits also included the financial statement schedule listed in the Index at Item 15 as it relates to information included therein as of and for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Howard Hughes Corporation and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as it relates to information included therein as of and for the years ended December 31, 2012 and 2011, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2013

THE HOWARD HUGHES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share amounts)
Assets:
Investment in real estate:
Master Planned Community assets	$1,537,758	$1,563,122
Land	244,041	252,593
Buildings and equipment	754,878	657,268
Less: accumulated depreciation	(111,728)	(112,491)
Developments	488,156	273,613

Net property and equipment	2,913,105	2,634,105
Investment in Real Estate Affiliates	61,021	32,179

Net investment in real estate	2,974,126	2,666,284
Cash and cash equivalents	894,948	229,197
Accounts receivable, net	21,409	13,905
Municipal Utility District receivables, net	125,830	89,720
Notes receivable, net	20,554	27,953
Tax indemnity receivable, including interest	320,494	319,622
Deferred expenses, net	36,567	12,891
Prepaid expenses and other assets, net	173,940	143,470

Total assets	$4,567,868	$3,503,042

Liabilities:
Mortgages, notes and loans payable	$1,514,623	$688,312
Deferred tax liabilities	89,365	77,147
Warrant liabilities	305,560	123,573
Uncertain tax position liability	129,183	132,492
Accounts payable and accrued expenses	283,991	170,521

Total liabilities	2,322,722	1,192,045

Commitments and Contingencies (see Note 10)
Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 39,576,344 shares issued and outstanding as of December 31, 2013 and 39,498,912 shares issued and outstanding as of December 31, 2012	396	395
Additional paid-in capital	2,829,813	2,824,031
Accumulated deficit	(583,403)	(509,613)
Accumulated other comprehensive loss	(8,222)	(9,575)

Total stockholders' equity	2,238,584	2,305,238
Noncontrolling interests	6,562	5,759

Total equity	2,245,146	2,310,997

Total liabilities and equity	$4,567,868	$3,503,042

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues:
Master Planned Community land sales	$251,217	$182,643	$114,610
Builder price participation	9,356	5,747	3,816
Minimum rents	81,668	82,621	71,178
Tenant recoveries	21,068	23,351	19,323
Condominium rights and unit sales	32,969	267	22,067
Resort and conference center revenues	39,201	39,782	15,744
Other land revenues	17,315	18,073	13,133
Other rental and property revenues	21,816	24,402	15,818

Total revenues	474,610	376,886	275,689

Expenses:
Master Planned Community cost of sales	124,040	89,298	70,108
Master Planned Community operations	38,414	40,506	33,647
Other property operating costs	73,186	63,035	50,549
Rental property real estate taxes	14,291	13,643	10,270
Rental property maintenance costs	8,083	8,655	7,076
Condominium rights and unit cost of sales	16,572	96	14,465
Resort and conference center operations	29,454	29,112	13,220
Provision for (recovery of) doubtful accounts	836	1,224	(235)
Demolition costs	2,078	—	—
General and administrative	48,466	36,548	32,342
Other income	(25,869)	(2,125)	—
Depreciation and amortization	33,845	24,429	16,782

Total expenses	363,396	304,421	248,224

Operating income	111,214	72,465	27,465
Interest income	3,185	9,437	9,876
Interest expense	(9,759)	(964)	—
Warrant liability gain (loss)	(181,987)	(185,017)	101,584
Reduction in tax indemnity receivable	(1,206)	(20,260)	—
Equity in earnings from Real Estate Affiliates	14,428	3,683	8,578
Investment in Real Estate Affiliate basis adjustment	—	—	(6,053)
Early extinguishment of debt	—	—	(11,305)

Income (loss) before taxes	(64,125)	(120,656)	130,145
Provision (benefit) for income taxes	9,570	6,887	(18,325)

Net income (loss)	(73,695)	(127,543)	148,470
Net income attributable to noncontrolling interests	(95)	(745)	(1,290)

Net income (loss) attributable to common stockholders	$(73,790)	$(128,288)	$147,180

Basic earnings (loss) per share:	$(1.87)	$(3.36)	$3.88

Diluted earnings (loss) per share:	$(1.87)	$(3.36)	$1.17

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Comprehensive income (loss), net of tax:
Net income (loss)	$(73,695)	$(127,543)	$148,470
Other comprehensive income (loss):
Interest rate swaps (a)	2,542	(2,770)	(3,351)
Capitalized swap interest (b)	(1,189)	(1,227)	(600)

Other comprehensive income (loss)	1,353	(3,997)	(3,951)

Comprehensive income (loss)	(72,342)	(131,540)	144,519
Comprehensive income attributable to noncontrolling interests	(95)	(745)	(1,290)

Comprehensive income (loss) attributable to common stockholders	$(72,437)	$(132,285)	$143,229

(a)
Net of deferred tax expense of $0.5 million, and deferred tax benefit of $0.1 million, and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
(b)
Net of deferred tax benefit of $0.6 million, $0.7 million, and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

	Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	(In thousands, except shares)
Balance January 1, 2011	37,904,506	$379	$2,708,036	$(528,505)	$(1,627)	$824	$2,179,107

Net income		—	—	147,180	—	1,290	148,470
Adjustment to noncontrolling interests		—	—	—	—	3,700	3,700
Acquisitions		—	—	—	—	(777)	(777)
Preferred dividend payment on behalf of subsidiary		—	—	—	—	(23)	(23)
Interest rate swaps, net of tax $1,016		—	—	—	(3,351)	—	(3,351)
Capitalized swap interest, net of tax $358		—	—	—	(600)	—	(600)
Stock plan activity	41,201	—	3,073	—	—	—	3,073

Balance, December 31, 2011	37,945,707	$379	$2,711,109	$(381,325)	$(5,578)	$5,014	$2,329,599

Net income (loss)		—	—	(128,288)	—	745	(127,543)
Interest rate swaps, net of tax $55		—	—	—	(2,770)	—	(2,770)
Capitalized swap interest, net of tax $724		—	—	—	(1,227)	—	(1,227)
Warrants exercised	1,525,272	15	108,645	—	—	—	108,660
Stock plan activity	27,933	1	4,277	—	—	—	4,278

Balance, December 31, 2012	39,498,912	$395	$2,824,031	$(509,613)	$(9,575)	$5,759	$2,310,997

Net income (loss)		—	—	(73,790)	—	95	(73,695)
Adjustment to noncontrolling interest		—	—	—	—	720	720
Preferred dividend payment on behalf of subsidiary		—	—	—	—	(12)	(12)
Interest rate swaps, net of tax ($486)		—	—	—	2,542	—	2,542
Capitalized swap interest, net of tax $635		—	—	—	(1,189)	—	(1,189)
Stock plan activity	77,432	1	5,782	—	—	—	5,783

Balance, December 31, 2013	39,576,344	$396	$2,829,813	$(583,403)	$(8,222)	$6,562	$2,245,146

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(73,695)	$(127,543)	$148,470
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	29,637	19,455	14,012
Amortization	4,208	4,974	2,770
Amortization of deferred financing costs and debt market rate adjustments, net	2,952	1,418	1,771
Amortization of intangibles other than in-place leases	213	96	297
Straight-line rent amortization	(3,652)	(757)	(1,060)
Deferred income taxes	8,352	4,448	(19,200)
Gain on disposal of investment in Real Estate Affiliate	(8,483)	—	—
Restricted stock and stock option amortization	5,782	4,277	3,073
Warrant liability gain (loss)	181,987	185,017	(101,584)
Reduction in tax indemnity receivable	1,206	20,260	—
Equity in earnings from Real Estate Affiliates, net of distributions	(7,121)	(35)	(4,410)
Investment in Real Estate Affiliate basis adjustment	—	—	6,053
Provision for doubtful accounts	836	1,224	(235)
Master Planned Community land acquisitions	(5,667)	—	—
Master Planned Community development expenditures	(133,590)	(107,144)	(90,078)
Master Planned Community cost of sales	112,695	87,499	65,379
Condominium development expenditures	(21,213)	—	—
Condominium and other cost of sales	16,572	96	14,465
Deferred revenue from sale of condominium rights	14,531	—	—
Net changes *:
Accounts and notes receivable	3,857	43,460	27,500
Prepaid expenses and other assets	(1,591)	4,110	2,036
Deferred expenses	(19,364)	(1,995)	404
Accounts payable and accrued expenses	20,333	15,112	19,502
Other	547	(908)	(2,657)

Cash provided by operating activities	129,332	153,064	86,508

Cash Flows from Investing Activities:
Property and equipment expenditures	(31,768)	(1,226)	(690)
Operating property improvements, net	(17,231)	(14,201)	(8,498)
Operating property redevelopments	(221,071)	(58,940)	(35,192)
Cash acquired from The Woodlands acquisition, net of cash consideration	—	—	5,493
Reimbursement for infrastructure improvements from municipality	—	—	5,560
Proceeds from dispositions	—	—	1,429
Consideration paid to acquire Millennium Waterway Apartments, net of cash acquired	—	(2,721)	—
Distribution from Millennium Waterway Apartments	—	6,876	—
Proceeds from sales of investment in Real Estate Affiliates	13,270	8,579	—
Proceeds from sales of operating assets	10,814	—	—
Investment in Summerlin Las Vegas Baseball Club, LLC	(10,350)	—	—
Investment in KR Holdings, LLC	(16,750)	—	—
Investment in Real Estate Affiliates, net	(4,035)	(4,552)	—
Change in restricted cash	(17,204)	(15,164)	(7,782)

Cash used in investing activities	(294,325)	(81,349)	(39,680)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	1,120,102	68,410	304,911
Principal payments on mortgages, notes and loans payable	(279,721)	(55,832)	(407,027)
Deferred financing costs	(6,594)	(2,114)	(3,828)
Preferred dividend payment on behalf of REIT subsidiary	(12)	—	—
Distributions to noncontrolling interests	(3,031)	—	—
Proceeds from issuance of Management warrants	—	—	2,000
Purchase of Sponsors Warrants	—	(80,548)	—

Cash provided by (used in) financing activities	830,744	(70,084)	(103,944)

Net change in cash and cash equivalents	665,751	1,631	(57,116)
Cash and cash equivalents at beginning of year	229,197	227,566	284,682

Cash and cash equivalents at end of year	$894,948	$229,197	$227,566

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$30,600	$28,857	$22,158
Interest capitalized	37,470	27,571	24,062
Income taxes paid	2,268	1,202	—
Non-Cash Transactions:
Retirement of Sponsors Warrants and issuance of 1,525,272 shares of common stock	—	(76,264)	—
Acquisition of Millennium Waterway Apartments:
Land	—	(15,917)	—
Building and equipment	—	(56,002)	—
Other assets	—	(2,670)	—
Mortgages, notes and loans payable	—	55,584	—
Other liabilities	—	755	—
Reduction in investments in Real Estate Affiliates due to the Millennium Waterway Apartments acquisition	—	22,405	—
Acquisition of 70 CCC:
Land	—	(1,281)	—
Building and equipment	—	(13,089)	—
Other Assets	—	(2,957)	—
Mortgages, notes and loans payable	—	16,037	—
Other liabilities	—	1,290	—
Special Improvement District bond transfers associated with land sales	14,376	(3,033)	(4,430)
Reduction in investments in Real Estate Affiliates due to The Woodlands acquisition	—	—	(128,764)
Real Estate and property expenditures	85,609	8,384	—
MPC Land contributed to Real Estate Affiliate	—	2,190	2,990
Acquisition note related to The Woodlands (See Note 4)	—	—	96,500
Debt assumed from The Woodlands' acquisition (See Note 4)	—	—	296,695
Prepetition liabilities funded by GGP	—	—	3,241
Purchase of land from GGP	—	(1,315)	—
Non-cash increase in property due to consolidation of real estate affiliate	3,750	—	—
Transfer of condominium buyer deposits to real estate affiliate	34,220	—	—

(*)
As a result of The Woodlands acquisition and consolidation in 2011, changes in certain accounts cannot be derived from the balance sheet because these changes are non-cash related. Please refer to Note 4 – Acquisitions and Dispositions.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    ORGANIZATION

General

The Howard Hughes Corporation's ("HHC" or the "Company") mission is to be the preeminent developer and operator of Master Planned Communities and mixed-use properties. We specialize in the development of master planned communities and the ownership, management and development or repositioning of real estate assets currently generating revenues, also called operating assets, as well as other strategic real estate opportunities in the form of entitled and unentitled land and other development rights, also called strategic developments. We are a Delaware corporation that was formed on July 1, 2010 to hold, after receipt via a tax-free distribution, certain assets of General Growth Properties, Inc. ("GGP") and certain of its subsidiaries (collectively, the "Predecessors") pursuant to their plans of reorganization (the "Plan") under Chapter 11 of the United States Code ("Chapter 11"). Pursuant to the Plan, certain of the assets and liabilities of the Predecessors (the "HHC Businesses") were transferred to us and our common stock was distributed to the holders of GGP's common stock and common units (the "Separation") on a pro-rata basis (approximately 32.5 million shares of our common stock) on GGP's date of emergence from bankruptcy, November 9, 2010 (the "Effective Date"). Also as part of the Plan, approximately 5.25 million shares of our common stock and 8.0 million warrants were purchased by certain of the investors sponsoring the Plan for $250.0 million. Unless the context otherwise requires, references to "we," "us" and "our" refer to HHC and its subsidiaries.

Management has evaluated all material events occurring subsequent to the date of the consolidated financial statements up to the date and time this Annual Report is filed.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), with all intercompany balances eliminated. Certain amounts in 2012 have been reclassified to conform to 2013 presentation. The presentation includes the accounts of the Company, and those entities in which we have a controlling financial interest. The noncontrolling equity holders' share of the assets, liabilities and operations are reflected in noncontrolling interests within permanent equity. The company consolidates certain variable interest entities ("VIEs") in accordance with Accounting Standards Codification ("ASC") 810 ("ASC 810") Consolidations (see "Real Estate Affiliates" below).

We account for investments in joint ventures where we own a non-controlling interest using the equity method, and investments in joint ventures where we have virtually no influence on the joint venture's operating and financial policies, on the cost method. Under the equity method, the cost of our investment is adjusted for our share of the equity in earnings or losses of such Real Estate Affiliates from the date of investment and reduced by distributions received. Generally, the operating agreements with respect to our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages. We generally also share in the profit and losses, cash flows and other matters relating to our Real Estate Affiliates in accordance with our respective ownership percentages. For cost method investments, we recognize earnings to the extent of distributions received from such investments.

On July 1, 2011, we acquired our partner's economic interest in TWCPC Holdings, L.P. ("The Woodlands Commercial"), The Woodlands Operating Company, L.P. ("The Woodlands Operating"),

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and The Woodlands Land Development Company, L.P. ("The Woodlands MPC", and together with The Woodlands Commercial and The Woodlands Operating, "The Woodlands"), located near Houston, Texas. As a result of the acquisition, we now consolidate The Woodlands' operations in our consolidated financial statements. Prior to such acquisition, we accounted for The Woodlands using the equity method.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions and impairment of long-lived assets. Estimates and assumptions have also been made with respect to fair value of warrants, options granted and debt, allowance for doubtful accounts, reserves for straight-line rent receivables and notes receivable, and cost ratios. Actual results could differ from these and other estimates.

On August 22, 2013, in conjunction with the Hawaii Community Development Authority's unanimous approval for two mixed-use towers at Ward Village, we reevaluated the useful lives of the existing buildings and improvements located on the sites where this future development will take place. As a result, we recognized an additional $1.2 million in depreciation due to the change in useful life of these buildings and improvements.

Investment in Real Estate

Master Planned Community Assets, Land, Buildings and Equipment

Real estate assets are stated at cost less any provisions for impairments. Tenant improvements relating to our operating assets, are capitalized and depreciated over the shorter of their economic lives or the lease term. Maintenance and repair costs are charged to expense when incurred. Expenditures for significant improvements are capitalized.

We periodically review the estimated useful lives of properties. Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Asset Type	Years
Buildings and improvements	10-45
Equipment, tenant improvements and fixtures	5-10
Computer hardware and software, and vehicles	3-5

Developments

Development costs, which generally include legal and professional fees and other directly-related third-party costs associated with specific development properties, are capitalized as part of the property being developed. In the event that management no longer has the ability or intent to complete a development, the costs previously capitalized are expensed.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized. Real estate taxes and interest costs incurred during construction periods are also capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Demolition costs associated with these redevelopments are expensed as incurred.

Our Developments are made up of the following categories:

	December 31,
	2013	2012
	(In thousands)
Land & improvements	$194,282	$172,614
Development costs	293,874	78,198
Condominium rights	—	22,801

Total Developments	$488,156	$273,613

Real Estate Affiliates

In the ordinary course of business, we enter into partnerships or joint ventures primarily for the development and operations of real estate assets which are referred to as "Real Estate Affiliates". These partnerships or joint ventures are typically characterized by a non-controlling ownership interest with decision making and distribution of expected gains and losses being generally proportionate to the ownership interest. We evaluate these partnerships and joint ventures for consolidation in accordance with ASC 810 Consolidations.

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

We also perform a qualitative assessment of each VIE to determine if we are the primary beneficiary, as required by ASC 810. Under ASC 810, a company concludes that it is the primary beneficiary and consolidates the VIE if the company has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if the company is the primary beneficiary. As required by ASC 810, management's assessment of whether the company is the primary beneficiary of a VIE is continuously performed.

We account for VIEs for which we are not considered to be the primary beneficiary, but have significant influence, using the equity method and investments in VIEs where we do not have significant influence on the joint venture's operating and financial policies using the cost method.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisitions of Properties

We account for business combinations in accordance with ASC 805 ("ASC 805") Business Combinations. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business combination. Our consolidated financial statements and results of operations reflect an acquired business from the acquisition date.

Impairment

GAAP related to accounting for the impairment or disposal of long-lived assets require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below market rate of return. We review our real estate assets (including those held by our Real Estate Affiliates), operating assets, land held for development and sale and developments for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Impairment indicators for development costs in our Strategic Developments segment, which are typically costs incurred during the beginning stages of a potential development, and developments in progress are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors, significant decreases in comparable property sale prices and feasibility.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have been impaired will in the future have lower depreciation and cost of sale expenses, but the impairment will have no impact on cash flow.

With respect to our investment in Real Estate Affiliates, a series of operating losses of an asset or other factors may indicate that a decrease in value has occurred which is other-than-temporary. The investment in each Real Estate Affiliate is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the decrease in value of our investment in a Real Estate Affiliate is deemed to be other-than-temporary, our investment in such Real Estate Affiliate is reduced to its estimated fair value. In addition to the property-specific impairment analysis that we perform on the underlying assets of the Real Estate Affiliates' land held for development and sale and developments owned by such Real Estate Affiliates, we also considered the ownership and distribution preferences and limitations and rights to sell and repurchase our ownership interests.

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

Cost of land sales is determined as a specified percentage of the land sales revenues recognized for each community development project. These cost ratios are based on actual costs incurred and estimates of future development costs and sales revenues to completion of each project. The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans. Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. For certain parcels of land, however, the specific identification method is used to determine the cost of sales, including acquired parcels that we do not intend to develop or for which development was complete at the date of acquisition. Expenditures in our MPC business to develop land for sale are classified as an operating activity within Master Planned Community development expenditures in our Consolidated Statements of Cash Flows.

Rental Revenue

Revenue associated with our operating assets includes minimum rent, percentage rent in lieu of fixed minimum rent, tenant recoveries and overage rent.

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases and include base minimum rent and percentage rent in lieu of fixed minimum rent. Percentage rent in lieu of fixed minimum rent recognized from tenants is included in minimum rents in our consolidated financial statements. Minimum rent revenues also include amortization related to above and below-market tenant leases on acquired properties.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Condominium Rights and Unit Sales

Revenue recognition for individual units in a condominium project are accounted for under the percentage of completion method when the following criteria are met: a) construction is beyond a preliminary stage; b) buyer is unable to require a refund of its deposit, except for non-delivery of the unit; c) sufficient units are sold to assure that it will not revert to a rental property; d) sales prices are collectible; and e) aggregate sales proceeds and costs can be reasonably estimated. Those units that don't meet the criteria use the full accrual method or deposit method.

Resort and Conference Center Revenue

Revenue for the resort and conference center is recognized as services are performed and primarily represents room rentals and food and beverage sales.

Other Income

Other income for the year ended December 31, 2013 includes $12.2 million from the gain on insurance recoveries related to casualty losses at South Street Seaport from Superstorm Sandy, $4.5 million from a legal settlement at Riverwalk, a gain of $8.5 million from our sale of Head Acquisition, LP, and $0.6 million from our sale of Rio West.

Accounts Receivable

Accounts receivable includes tenant and other receivables, and straight-line rent receivables.

Straight-line rent receivables represent rental revenues recognized in excess of amounts currently due under lease agreements. Such amounts totaling $10.2 million as of December 31, 2013 and $6.9 million as of December 31, 2012, are included in Accounts receivable, net in our Consolidated Balance Sheets.

We record allowances against our rent receivables from tenants and other receivables that we consider uncollectible. These allowances are reviewed periodically and are based on management's estimate of receivables that will not be realized in subsequent periods. We also maintain an allowance for receivables arising from the straight-lining of rents. Management exercises judgment in establishing these allowances and considers payment history, current credit status and if the tenant is currently occupying the space in developing these estimates. The allowance against our straight-line rent receivable is based on historical experience with early lease terminations, as well as specific review of significant tenants and tenants that are having known financial difficulties.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in allowance for doubtful accounts against our accounts receivables:

	2013	2012	2011
	(In thousands)
Balance as of January 1	$8,914	$8,496	$10,966
Change in provision *	2,008	1,224	(235)
Write-offs	(3,532)	(806)	(2,235)

Balance as of December 31	$7,390	$8,914	$8,496

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

The developer initiates the MUD process by filing the applications for the formation of the MUD, and once the applications have been approved, a board of directors is elected for the MUD and given the authority to issue ad valorem tax bonds and the authority to tax residents. The MUD Board authorizes and approves all MUD development contracts and pay requests. MUD bond sale proceeds are used to reimburse the developer for its construction costs, including interest. MUD taxes are used to pay the debt service on the bonds and the operating expenses of the MUD. The Company estimates the costs it believes will be eligible for reimbursement as MUD receivables. MUD receivables are pledged as security to creditors under the Bridgeland and TWL facilities. MUD receivables are shown net of an allowance of $5.3 million as of both December 31, 2013 and 2012, in the accompanying Consolidated Balance Sheets.

Notes Receivable

Notes receivable includes amounts due from builders for previously sold lots, primarily at our Maryland Master Planned Community and a note from GGP received at the Effective Date in connection with the Plan. The GGP note, also known as the Arizona II lease, had a balance of $13.2 million and $19.3 million as of December 31, 2013 and 2012, respectively. The GGP note is fully amortizing, carries an interest rate of 4.41%, and cash payments under the note are approximately $6.9 million per year through the end of 2015. Also included in Notes receivable are notes receivable from various tenants, net of an allowance for uncollectible notes receivable, of $0.4 million as of December 31, 2013 and $0.8 million as of December 31, 2012.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Tax Indemnity Receivable

As further described in Note 9 "Income Taxes", GGP has indemnified us from and against a portion of taxes related to sales of certain assets in our Master Planned Communities segment as well as any interest or penalties assessed by the Internal Revenue Service that are attributable to those taxes. We recognize a tax indemnity receivable for an amount equal to the indemnified liability we have recorded, including interest and penalties, reduced for our cumulative utilization of certain of our tax assets that contractually limits the amount we can receive pursuant to the Tax Matters Agreement. Interest income related to the tax indemnity receivable is recognized as interest income in our Consolidated Statements of Operations. Reductions to the tax indemnity receivable attributable to a corresponding indemnified liability or recognition of contractual limitations incurred are recorded as Reduction in tax indemnity receivable in our Consolidated Statements of Operations.

Deferred Expenses

Deferred expenses consist principally of financing fees and leasing costs and commissions. Deferred financing fees are amortized to interest expense using the effective interest method (or other methods which approximate the effective interest method) over the terms of the respective financing agreements. Deferred leasing costs and commissions are amortized using the straight-line method over periods that approximate the related lease terms. Deferred expenses in our Consolidated Balance Sheets are shown at cost, net of accumulated amortization, of $36.6 million and $12.9 million as of December 31, 2013 and 2012, respectively.

Warrants

The valuation of our Sponsors and Management warrants require significant judgment and complex valuation. The fair values were estimated using an option pricing model and Level 3 inputs due to the

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unavailability of comparable market data, as further discussed in Note 7 – Fair Value of Financial Instruments. Decreases and increases in the fair value of the Sponsors Warrants and the Management Warrants are recognized as either warrant liability gains or losses, respectively, in the Consolidated Statements of Operations.

Stock Plans

We apply the provisions of ASC 718 ("ASC 718") Stock Compensation in our accounting and reporting for stock-based compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. All unvested options outstanding under our option plans have grant prices equal to the market price of the Company's stock on the dates of grant. Compensation cost for restricted stock is determined based on the fair market value of the Company's stock at the date of grant.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information related to our EPS calculations is summarized as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Basic EPS:
Numerator:
Net income (loss)	$(73,695)	$(127,543)	$148,470
Net income attributable to noncontrolling interests	(95)	(745)	(1,290)

Net income (loss) attributable to common stockholders	$(73,790)	$(128,288)	$147,180

Denominator:
Weighted average number of common shares outstanding	39,449	38,127	37,908

Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$(73,790)	$(128,288)	$147,180
Less: Warrant liability gain	—	—	(101,584)

Adjusted net income (loss) available to common stockholders	$(73,790)	$(128,288)	$45,596

Denominator:
Weighted average number of common shares outstanding	39,449	38,127	37,908
Warrants	—	—	1,074

Weighted average diluted common shares oustanding	39,449	38,127	38,982

Basic earnings (loss) per share	$(1.87)	$(3.36)	$3.88
Diluted earnings (loss) per share	$(1.87)	$(3.36)	$1.17

The diluted EPS computations as of December 31, 2013 exclude 965,440 stock options, 122,334 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsor Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti-dilutive.

Additionally, stock options of 861,940, restricted stock of 57,933, 1,916,667 shares of common stock underlying the Sponsor Warrants, and 2,862,687 shares of common stock underlying the Management Warrants were not included in the computation of diluted EPS above as of December 31, 2012 because their inclusion would have been anti-dilutive.

Additionally, stock options of 715,137 and restricted stock of 42,553 were not included in the computation of diluted EPS above as of December 31, 2011 because their inclusion would have been anti-dilutive.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3    SPONSORS AND MANAGEMENT WARRANTS

On November 9, 2010 (the "Effective Date"), we issued warrants to purchase 8.0 million shares of our common stock to certain of our sponsors (the "Sponsors Warrants") with an estimated initial value of approximately $69.5 million. The initial exercise price for the warrants of $50.00 per share and the number of shares of common stock underlying each warrant are subject to adjustment for future stock dividends, splits or reverse splits of our common stock or certain other events. On December 7, 2012, the affiliates of Blackstone Real Estate Partners and the Fairholme Fund and the Fairholme Focused Income Fund, each sold their portion of the Sponsors Warrants totaling 333,333 and 1,916,667, respectively, to HHC for $30.00 cash per warrant. These transactions were accounted for as the settlement of a liability for cash consideration of $67.5 million. On November 9, 2012, affiliates of Brookfield Asset Management, Inc. ("Brookfield"), one of our sponsors, exercised their warrants to purchase 1,525,272 shares of our common stock at an exercise price of $50.00 per warrant, or $76.3 million. In addition, Brookfield sold their remaining warrants to purchase 2,308,061 shares of our common stock to HHC for $89.3 million. The cash consideration paid to Brookfield net of the exercise price was $13.0 million. As a result of these transactions, $108.6 million of additional paid-in capital was recorded in our financial statements in the year ended December 31, 2012. The Sponsors Warrants expire on November 9, 2017.

In November 2010 and February 2011, we entered into certain agreements (the "Management Warrants") with David R. Weinreb, our Chief Executive Officer, Grant Herlitz, our President, and Andrew C. Richardson, our Chief Financial Officer, in each case prior to his appointment to such position, to purchase shares of our common stock. The Management Warrants representing 2,862,687 underlying shares, which may be adjusted pursuant to a net settlement option, were issued pursuant to such agreements at fair value in exchange for a combined total of approximately $19.0 million in cash from such executives at the commencement of their respective employment. Mr. Weinreb and Mr. Herlitz's warrants have exercise prices of $42.23 per share and Mr. Richardson's warrant has an exercise price of $54.50 per share. Generally, the Management Warrants become exercisable in November 2016 and expire in February 2018.

The estimated $141.8 million fair value for the Sponsors Warrants representing warrants to purchase 1,916,667 shares and estimated $163.8 million fair value for the Management Warrants representing warrants to purchase 2,862,687 shares outstanding as of December 31, 2013, have been recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsors Warrants and Management Warrants were $58.5 million and $65.1 million, respectively, as of December 31, 2012. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 7 – Fair Value of Financial Instruments. Decreases and increases in the fair value of the Sponsors Warrants and the Management Warrants are recognized as either warrant liability gains or losses, respectively, in the Consolidated Statements of Operations.

NOTE 4    ACQUISITIONS AND DISPOSITIONS

On September 30, 2013, we sold the Rio West Mall, a 521,194 square foot shopping center on 50 acres of land, located in Gallup, New Mexico for $12.0 million. The sale includes our ground lease interest, all buildings, structures and improvements, machinery, equipment and furnishings, and all leases and security deposits. The pre-tax gain recognized on the sale was $0.6 million.

On August 15, 2012, we acquired 70 Columbia Corporate Center ("70 CCC"), a 169,590 square foot Class A office building located in the Columbia, Maryland Town Center by assuming a mortgage note

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from its lender, which encumbered the property and provided a participation right to the lender for 30% of the appreciation in the market value of the property after our preferred return. The note bears interest at 4.25% and matures on August 31, 2017. The building was approximately 23.7% leased at closing. Simultaneous with the closing of the transaction, we executed a lease for 76,308 square feet that will increase occupancy to approximately 68.7%. As part of the transaction, we deposited approximately $5.0 million into an escrow account for capital expenditures, tenant improvements and leasing costs at the property. To the extent available, we are entitled to a 10% cumulative preferred return, after debt service, on our invested capital in the property. Cash flow is then split pro-rata based on our original contributed equity of $5.0 million plus any additional equity contributed and the loan amount. Excess proceeds from a capital event, after repayment of outstanding debt and the preferred return will be split 30% to the lender and 70% to us. The acquisition was recorded at fair value of $17.5 million and consists of land and a building that was valued as if it were vacant and the "as-if-vacant" value was allocated between the land and building. The "as-if-vacant" value was derived by estimating the value of the property assuming it was generating stabilized cash flows using market lease, capitalization and discount rates based on recent comparable market transactions, reduced by the estimated lease-up and carrying costs that we would incur to achieve stabilized cash flow if the property were vacant. The fair value of the liabilities assumed was determined using a discounted cash flow analysis. 70 CCC is included in Columbia Office Properties in our Operating Assets segment.

On July 6, 2012, we sold 11.5 acres including 104,705 square feet of mostly vacant retail space at Alameda Plaza in Pocatello, Idaho for $4.5 million. Our profit on the sale was $2.0 million. As the sale of certain development assets is an integral part of our business strategy, we recognize the proceeds as revenue in the Consolidated Statements of Operations.

On May 31, 2012, we acquired our partner's interest in the 393-unit Millennium Waterway Apartments for $6.9 million, following the funding of a $55.6 million ten-year non-recourse mortgage bearing a 3.75% interest rate. Total assets of $78.6 million and liabilities of $56.4 million, including the recently funded loan, were consolidated into our financial statements at fair value as of the acquisition date, and no gain or loss was recognized. Prior to the acquisition, we accounted for our investment in Millennium Waterway Apartments under the equity method. We now own 100% of this stabilized Class A multi-family property located in The Woodlands Town Center. Included in the Consolidated Statements of Operations are revenues of $4.4 million and net loss of $1.3 million since the acquisition date, for the year ended December 31, 2012. Following this acquisition, we entered into a new joint venture with the same partner to construct a 314-unit Class A multi-family property. Please refer to Note 5 – Real Estate Affiliates for information about the new joint venture.

On July 1, 2011, we acquired for $117.5 million our partner's 47.5% economic interest (represented by a 57.5% legal interest) in The Woodlands. We made the acquisition so that we could control attractive residential and commercial assets and to internalize The Woodlands platform to benefit our MPC business. As a result of the acquisition, we now consolidate The Woodlands operations and our consolidated financial statements are therefore not comparable to prior periods. Please refer to Note 18 – Segments for a presentation of the results as if we consolidated The Woodlands for all periods presented. On the acquisition date, The Woodlands had approximately 1,324 acres of unsold residential land, representing approximately 4,395 lots, and approximately 962 acres of unsold land for commercial use. The Woodlands also had full or partial ownership interests in commercial properties totaling approximately 434,328 square feet of office space, 203,282 square feet of retail and service space, 865 rental apartment units, a 440-room resort and conference center facility and a 36-hole golf and country club. We paid $20.0 million in cash at closing and the remaining $97.5 million of the purchase price was represented by a non-interest bearing promissory note which we repaid from

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

available cash on hand on December 1, 2011. There was no contingent consideration related to this acquisition.

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

On the acquisition date, we consolidated $587.6 million of assets and $338.6 million of liabilities relating to The Woodlands. Consolidation of The Woodlands net assets resulted in a $3.9 million after-tax loss on the remeasurement of the carrying value of our existing 52.5% economic interest which had a $134.8 million net book value at June 30, 2011. The loss is recorded in the Investment in real estate affiliate basis adjustment line on our Consolidated Statements of Operations. For periods prior to July 1, 2011, our investment in The Woodlands was accounted for using the equity method.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Included in the Consolidated Statement of Operations since the acquisition date are revenues of $84.6 million and net income of $0.5 million for the six months ended December 31, 2011. The net income includes the impact of purchase accounting adjustments, including a $6.1 million increase in cost of sales to reflect the step-up in basis of finished lot inventory sold during the six months ended December 31, 2011.

Pro Forma Information

The following pro forma information for the year ended December 31, 2011 was prepared as if The Woodlands acquisition had occurred as of the beginning of such period:

Year Ended December 31, 2011
(In thousands)
Total revenues	$357,472
Net income (loss)	157,520

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5    REAL ESTATE AFFILIATES

Our investment in real estate affiliates which are reported on the equity and cost methods are as follows:

	Economic/ Legal Ownership		Carrying Value		Share of Earnings/Dividends
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013	2012		2011
	(In percentages)		(In thousands)		(In thousands)
Equity Method Investments:
Circle T Ranch and Power Center	50.00%	50.00%	$9,004	$9,004	$—	$—		$(1)
Forest View /Timbermill Apartments (a)	—	—	—	—	—	4		5
HHMK Development, LLC (d)	50.00%	50.00%	13	1,257	732	—		—
KR Holdings, LLC (d)	50.00%	50.00%	19,764	—	9,877	—		—
Millennium Waterway Apartments (c)	100.00%	100.00%	—	—	—	407		682
Millennium Woodlands Phase II, LLC (d)	81.43%	81.43%	2,174	2,190	(74)	—		—
Parcel C (d)	50.00%	—	5,801	—	—	—		—
Stewart Title	50.00%	50.00%	3,843	3,871	1,223	902		204
Summerlin Las Vegas Baseball Club (d)	50.00%	—	10,636	300	(13)	—		—
The Metropolitan Downtown Columbia Project (b)	50.00%	50.00%	3,461	4,330	—	—		—
The Woodlands (e)	100.00%	100.00%	—	—	—	—		3,731
Woodlands Sarofim #1	20.00%	20.00%	2,579	2,450	180	(6)		64

			57,275	23,402	11,925	1,307		4,685
Cost basis investments (g)			3,746	8,777	2,503 (f)	2,376	(f)	3,893	(f)

Investment in Real Estate Affiliates			$61,021	$32,179	$14,428	$3,683		$8,578

(a)
On April 19, 2012, the joint ventures owning the Forest View and Timbermill Apartments completed their sale to a third party. Our share of the distributable cash, after repayment of debt and transaction expenses, was $8.6 million.
(b)
These entities were previously considered VIEs, whose reassessment in 2013 caused them to no longer be considered VIEs. Please refer to discussion in section following the table.
(c)
On May 31, 2012, we acquired our partner's interest for $6.9 million and consolidated this property.
(d)
Equity method VIEs.
(e)
As of July 1, 2011, The Woodlands is consolidated and no longer a Real Estate Affiliate (please refer to Note 4 – Acquisitions and Dispositions). Prior to July 1, 2011, we owned a 52.5% economic interest in The Woodlands.
(f)
Includes distribution received from Summerlin Hospital Medical Center.
(g)
The lower carrying value as of December 31, 2013 is attributable to the sale of our interest in Head Acquisition, LP (Hexalon) on October 30, 2013 that resulted in a gain of approximately $8.5 million.

Millennium Woodlands Phase II, LLC, Parcel C, KR Holdings, HHMK Development, LLC, and Summerlin Las Vegas Baseball Club entities included in the table above are VIEs. We are not the primary beneficiary of any of these VIEs because we do not have the power to direct activities that most significantly impact the economic performance of such joint ventures and therefore we report our interests on the equity method. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees or

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

otherwise made firm commitments to fund amounts on behalf of these VIEs. The aggregate carrying value of the unconsolidated VIEs were $38.4 million and $7.8 million as of December 31, 2013 and 2012, respectively, and was classified as Investments in Real Estate Affiliates in the Consolidated Balance Sheets. As of December 31, 2013, approximately $69.2 million of indebtedness was secured by the properties owned by our Real Estate Affiliates of which our share was approximately $39.0 million based upon our economic ownership. All of this debt is without recourse to us.

As of December 31, 2013, the Company determined that it was the primary beneficiary of two VIEs. The creditors of the consolidated VIEs do not have recourse to the Company's general credit. As of December 31, 2013, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $31.7 million and $0.8 million, respectively. As of December 31, 2012, the carrying values of the assets and liabilities associated with operations of the consolidated VIEs were $28.3 million and $1.0 million, respectively. The assets of the VIEs are restricted for use only by the particular VIEs and are not available for our general operations.

Our recent and more significant investments in Real Estate Affiliates and the related accounting considerations are described below.

Bridges at Mint Hill Joint Venture

On September 8, 2011, we entered into a joint venture with the owner of land adjacent to our property, located near Charlotte, NC to develop a shopping center on our combined properties. On October 30, 2012, we contributed $4.5 million in cash to the Bridges at Mint Hill joint venture in accordance with the joint venture's operating agreement. The cash was used to repay a mortgage secured by the land contributed by our partner. As a result of our additional contribution, our ownership percentage increased from 79.0% to 90.5%, and we attained the ability to direct the significant economic activities of the entity; therefore, we began consolidating this joint venture in the fourth quarter of 2012.

Parcel C

On October 4, 2013, we entered into a joint venture agreement with Kettler, Inc., to construct a 437 unit, Class A apartment building with 31,000 square feet of ground floor retail on Parcel C in downtown Columbia, MD. We contributed approximately five acres of land having an approximate book value of $4.0 million to the joint venture. The transaction values our land at $23.4 million or $53,500 per constructed unit. When the venture closes on the construction loan and upon completion of certain other conditions, including obtaining completed site development and construction plans and an approved project budget, our partner will be required to contribute cash to the venture.

ONE Ala Moana Condominium Project

On October 11, 2011, we and an entity jointly owned by two local development partners formed a joint venture called HHMK Development, LLC ("HHMK Development") to explore the development of a luxury condominium tower at the Ala Moana Center in Honolulu, Hawaii. On June 14, 2012, we formed another 50/50 joint venture, KR Holdings, with the same partner. We own 50% of each venture and our partners jointly own the remaining 50%.

On September 17, 2012, KR Holdings closed on two $20.0 million non-recourse mezzanine loan commitments with List Island Properties, LLC and A & B Properties, Inc. These loans have a blended interest rate of 12%, were drawn in full on May 15, 2013 and mature on April 30, 2018 with the option to extend for one year. In addition to the mezzanine loans, A & B Properties and List Island Properties both have profit interests in KR Holdings, which entitles them to receive a share of the

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

profits, up to a maximum of $3.0 million, after a return of, and a 13.0% preferred return on, our capital.

KR Holdings closed the first mortgage construction loan on May 15, 2013. Upon closing and under the terms of the venture agreement, we sold to KR Holdings our interest in the condominium rights for net cash proceeds of $30.8 million and a 50% equity interest in KR Holdings. Our partner contributed $16.8 million of cash for their 50% equity interest.

The construction loan will be drawn over the course of construction with the total proceeds not to exceed $132.0 million. The loan is secured by the condominium rights and buyers' deposits, has no recourse to us, matures on May 15, 2016, and bears interest at one-month LIBOR plus 3.00%. KR Holdings summarized financial information as of December 31, 2013 includes total assets of $189.0 million, total liabilities of $135.7 million, revenues of $131.2 million and net income of $19.7 million. The venture uses the percentage of completion method to recognize earnings and we recorded $9.9 million in equity in earnings from Real Estate Affiliates related to KR Holdings in the Consolidated Statement of Operations for the year ended December 31, 2013. Our investment balance includes deferred profit of $6.9 million related to the partial sale of land to the joint venture which is being recognized on the same percentage of completion basis as KR Holdings.

Millennium Woodlands Phase II, LLC

On May 14, 2012, we entered into a joint venture, Millennium Woodlands Phase II, LLC ("Millennium Phase II"), with The Dinerstein Companies, the same joint venture partner in the Millennium Waterway Apartments I project, for the construction of a new 314-unit Class A multi-family complex in The Woodlands Town Center. Our partner is the managing member of Millennium Phase II. As the managing member, our partner controls, directs, manages and administers the affairs of Millennium Phase II. On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million to the joint venture, our partner's contribution of $3.0 million in cash and a construction loan in the amount of $37.7 million which is guaranteed by our partner. The development of Millennium Phase II further expands our multi-family portfolio in The Woodlands Town Center.

Summerlin Las Vegas Baseball Club

On August 6, 2012, we entered into a joint venture for the purpose of acquiring 100% of the operating assets of the Las Vegas 51s, a Triple-A baseball team which is a member of the Pacific Coast League. We own 50% of the venture and our partners jointly own the remaining 50%. Unanimous consent of the partners is required for all major decisions. In August 2012, we contributed $0.3 million to the joint venture pending final approval of the acquisition by Major League Baseball. In May 2013, after approval was received, we funded our remaining capital obligation of $10.2 million and the joint venture completed the acquisition of the baseball team. Our strategy in acquiring an ownership interest is to pursue a potential relocation of the team to a to-be-built stadium in our Summerlin master planned community. There can be no assurance that such a stadium will ultimately be built.

The Metropolitan Downtown Columbia Project

On October 27, 2011, we entered into a joint venture, Parcel D Development, LLC ("Parcel D"), with a local developer, Kettler, Inc., to construct a Class A apartment building with ground floor retail space in downtown Columbia, Maryland. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. On July 11, 2013, the joint venture closed a $64.1 million construction loan which is non-recourse to us. The loan bears interest at one-month LIBOR plus 2.4% and matures in July 2020. At loan closing, our land contribution was valued at

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$53,500 per unit, or $20.3 million, and Kettler contributed $13.3 million in cash, of which $7.0 million was distributed to us. Both we and Kettler are required to each make future contributions of $3.1 million to the joint venture in accordance with the loan agreement, thus increasing our total capital account to $16.4 million. This transaction was accounted for as a partial sale of the land for which we recognized a net profit of $0.7 million. As of December 31, 2013, we have contributed the $3.1 million to the joint venture.

Upon formation of the joint venture, we determined that Parcel D was a VIE, and that we were not the primary beneficiary. Accordingly, we accounted for our investment in Parcel D using the equity method. Upon closing of the first mortgage construction loan, the entity was recapitalized resulting in a reconsideration of the initial determination of VIE status. As of a result of the reconsideration, we determined that Parcel D was no longer considered a VIE. We still account for our investment in Parcel D using the equity method.

Other

Our interest in Westlake Retail Associates, Ltd. ("Circle T Ranch") and 170 Retail Associates ("Circle T Power Center"), and together with Circle T Ranch, ("Circle T"), located in the Dallas/Fort Worth, Texas area are held through joint venture entities in which we own non-controlling interests. Woodlands Sarofim #1 Ltd. ("Woodlands Sarofim") industrial buildings and Stewart Title of Montgomery County, Inc. ("Stewart Title"), are located in The Woodlands, and are reflected in our financial statements as non-consolidated joint ventures and are accounted for on the equity method.

NOTE 6    IMPAIRMENT

There were no impairment charges for the years ended December 31, 2013, 2012 and 2011. We continually evaluate our strategic alternatives with respect to each of our properties and may revise our strategy from time to time, including our intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, we may decide to sell property that is held for use and the sale price may be less than the carrying amount. As a result, changes in strategy could result in impairment charges in future periods.

No provisions for impairment were recorded for the years ended December 31, 2013, 2012 and 2011 related to our investments in Real Estate Affiliates.

NOTE 7    FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents, for each of the fair value hierarchy levels required under ASC 820 ("ASC 820") Fair Value Measurement, our assets and liabilities that are measured at fair value on a recurring basis.

	December 31, 2013				December 31, 2012
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(In thousands)				(In thousands)
Liabilities:
Warrants	$305,560	$—	$—	$305,560	$123,573	$—	$—	$123,573
Interest rate swaps	$4,164	$—	$4,164	$—	$7,183	$—	$7,183	$—

The valuation of warrants is based on an option pricing valuation model. The inputs to the model include the fair value of the stock related to the warrants, exercise price of the warrants, term, expected volatility, risk-free interest rate and dividend yield.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) which are our Sponsors and Management Warrants:

	December 31,
	2013	2012	2011
	(In thousands)
Beginning of year	$123,573	$127,764	$227,348
Warrant liability loss (gain) (a)	181,987	185,017	(101,584)
Settlements (b)	—	(189,208)	—
Purchases	—	—	2,000

End of year	$305,560	$123,573	$127,764

(a)
The unrealized losses during 2013 and 2012 related to the Sponsors and Management warrants held as of December 31, 2013 and 2012, of $182.0 million and $73.8 million, respectively. The gain for 2011 was also unrealized.
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

The significant unobservable input used in the fair value measurement of our warrants designated as Level 3 as of December 31, 2013 is as follows:

	Fair Value	Valuation Technique	Unobservable Input	Volatility
	(In thousands)
Warrants	$305,560	Option Pricing Valuation Model	Expected Volatility (a)	32.9%

(a)
Based on the asset volatility of comparable companies.

The expected volatility in the table above is a significant unobservable input used to estimate the fair value of our warrant liabilities. An increase in expected volatility would increase the fair value of the liability, while a decrease in expected volatility would decrease the fair value of the liability.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize our assets and liabilities that were measured at fair value on a non-recurring basis and include Investment in Real Estate Affiliates related to the fair value based on purchases of our previously held equity investments.

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

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

	December 31, 2013			December 31, 2012
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Notes receivable, net	$20,554	$20,554		$27,953	$27,953
Tax indemnity receivable, including interest	320,494	(a	)	319,622	(a	)
Liabilities:
Fixed-rate debt	$971,786	$1,012,461		$158,636	$158,879
Variable-rate debt (b)	509,737	509,737		479,964	479,964
SID bonds	33,100	32,837		49,712	56,475

Total mortgages, notes and loans payable	$1,514,623	$1,555,035		$688,312	$695,318

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

The fair value of debt, not including our Senior Notes, in the table above was estimated based on a discounted future cash payment model using Level 2 inputs, which includes risk premiums for loans of comparable quality and a risk free rate derived from the current London Interbank Offered Rate ("LIBOR") or U.S. Treasury obligation interest rates. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our Senior Notes in the table above was estimated based on quoted market prices for similar issues.

The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value because of the short-term maturity of these instruments.

NOTE 8    MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	December 31,
	2013	2012
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$971,786	$158,636
Special Improvement District bonds	33,100	49,712
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	509,737	479,964

Total mortgages, notes and loans payable	$1,514,623	$688,312

(a)
As more fully described below, $172.0 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our mortgages, notes, and loans payable by property:

				Carrying Value
				December 31,	December 31,
		Interest Rate	Maximum Facility Amount
$ In thousands	Maturity (a)			2013	2012
				(In thousands)
Master Planned Communities
Bridgeland Land Loan (b)	June 2022	5.50%		$18,066	$18,066
Bridgeland Development Loan (c)	June 2015	5.00%	$30,000	—	—
Summerlin West SID Bonds – S808/S810	April 2031	7.13%		11,168	22,185
Summerlin South SID Bonds – S151	June 2025	6.00%		6,623	10,501
Summerlin South SID Bonds – S128C	December 2030	6.05%		5,511	5,739
Summerlin South SID Bonds – S132	December 2020	6.00%		3,962	4,822
Summerlin South SID Bonds – S108	December 2016	5.95%		823	1,067
Summerlin South SID Bonds – S128	December 2020	7.30%		707	787
Summerlin South SID Bonds – S124	December 2019	5.95%		285	324
The Woodlands Master Credit Facility (d)	August 2018	2.92%	250,000	176,663	176,704

Master Planned Communities Total				223,808	240,195

Operating Assets
110 N. Wacker (e)	October 2019	5.21%		29,000	29,000
20/25 Waterway Avenue	May 2022	4.79%		14,450	14,450
3 Waterway Square (f)	August 2028	3.94%		52,000	9,150
4 Waterway Square	December 2023	4.88%		39,237	40,140
70 Columbia Corporate Center	August 2017	4.25%		16,287	16,037
9303 New Trails	December 2023	4.88%		13,398	13,706
Columbia Regional Building (g)	March 2018	2.17%	23,008	9,207	—
Millennium Waterway Apartments	June 2022	3.75%		55,584	55,584
One Hughes Landing (h)	November 2017	2.82%	38,000	19,128	10
Riverwalk Marketplace (i)	October 2018	2.92%	64,400	—	—
The Woodlands Resort & Conference Center (j)	February 2019	3.67%	95,000	36,100	36,100
Victoria Ward (k)	September 2016	3.35%	250,000	238,716	229,000
Capital lease obligation	various	3.60%		205	41

Operating Assets Total				523,312	443,218

Strategic Developments
Hughes Landing Retail (m)	December 2018	2.12%	36,575	913	—
One Lake's Edge (l)	November 2018	2.67%	73,525	—	—
The Shops at Summerlin SID Bonds – S128	December 2030	6.05%		3,569	3,701
The Shops at Summerlin SID Bonds – S108	December 2016	5.95%		452	586
Two Hughes Landing (h)	September 2018	2.82%	41,230	10	—

Strategic Developments Total				4,944	4,287

Other Corporate Financing Arrangements (n)	Various	3.00%	22,700	21,309	612
Senior Notes (o)	October 2021	6.88%		750,000	—
Unamortized underwriting fees	n/a	n/a		(8,750)	—

Total mortgages, notes, and loans payable				$1,514,623	$688,312

(a)
Maturity date includes any extension periods which can be exercised at our option.
(b)
Loan is fixed at 5.50% through June 2017 and is floating based on three-month LIBOR +2.75% thereafter.
(c)
Revolving development loan provides for a maximum of $30.0 million outstanding balance at any one time with all draws not exceeding $140.0 million. The loan bears interest at the greater of 5.00% or LIBOR + 3.25%.
(d)
On August 8, 2013, the loan was modified and extended to a August 2018 final maturity date. The interest rate was reduced from one-month LIBOR + 4.00%, with a 5.00% minimum rate to a LIBOR + 2.75% with no floor. The maximum available balance was reduced to $250.0 million from $270.0 million.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e)
Loan has a stated interest rate of one-month LIBOR + 2.25%. The $29.0 million outstanding principal balance is swapped to a 5.21% fixed rate through maturity.
(f)
On August 2, 2013, the loan was refinanced with a $52.0 million loan bearing interest at 3.94% and maturity in August 2028.
(g)
Loan bears interest at prime rate for draws less than $0.5 million. For draws over $0.5 million, we elect to use one-month LIBOR + 2.00% or the prime rate.
(h)
Loan bears interest at one-month LIBOR + 2.65%.
(i)
On October 24, 2013, we closed on a $64.4 million partial-recourse construction loan bearing interest at one-month LIBOR plus 2.75% with an initial maturity date of October 24, 2016, with two, one-year extension options.
(j)
Loan was refinanced in February 2013 and bears interest at one-month LIBOR + 3.50%.
(k)
Loan has a stated interest rate of one-month LIBOR + 2.50%. $143.0 million of the outstanding principal balance is swapped to a 3.80% fixed rate through maturity.
(l)
On November 25, 2013, we closed on a $73.5 million non-recourse loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of November 25, 2016, with two, one-year extension options.
(m)
On December 20, 2013, we closed on a $36.6 million non-recourse loan bearing interest at one-month LIBOR plus 1.95% with an initial maturity date of December 20, 2016, with two, one-year extension options.
(n)
Includes the partial funding of a $22.7 million loan used to acquire a company airplane, of which $21.3 million is drawn as of December 31, 2013. The loan bears interest at 3.00% and requires approximately $1.0 million annual amortization through maturity in July 2018.
(o)
On October 2, 2013, we issued $750.0 million in aggregate principal amount of 6.875% Senior Notes due 2021 (the "Senior Notes"). Interest is payable semiannually, on April 1 and October 1 of each year starting in April 2014. At any time prior to October 1, 2016, we may redeem up to 35% of the Notes using the proceeds from equity offerings or we may redeem some or all of the Notes at a price equal to 106.875% of the principal amount. We may redeem all or part of the Notes at any time on or after October 1, 2016 with a declining call premium thereafter to maturity.

The weighted average interest rate on our mortgages, notes and loans payable excluding interest rate hedges was 5.25% and 4.49% as of December 31, 2013 and 2012, respectively.

The following table summarizes the contractual obligations relating to our mortgages, notes and loans payable as of December 31, 2013 based on initial maturity dates:

Mortgages, notes and loans payable principal payments
(In thousands)
2014	$5,462
2015	26,958
2016	470,784
2017	25,885
2018	26,683
Thereafter	958,851

Total	$1,514,623

All of our mortgage debt is secured by the individual properties as listed in the table above and is non-recourse to us, except for a $7.0 million parent guarantee associated with the 110 N. Wacker mortgage. The $750.0 million of Senior Notes and $21.3 million of Other Corporate Financing arrangements are also recourse to us. In addition, we have $32.2 million of recourse guarantees associated with undrawn construction financing commitments as of December 31, 2013. The Woodlands Master Credit Facility and Resort & Conference Center loans are recourse to the entities that directly own The Woodlands operations. Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Such provisions are not expected to impact our operations in 2014. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium,

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

defeasance or a percentage of the loan balance. As of December 31, 2013, land, buildings and equipment and developments in progress with a cost basis of $1.6 billion have been pledged as collateral for our mortgages, notes and loans payable. On July 26, 2013, we closed on a $22.7 million loan to acquire an airplane, which is recourse to us as noted above. The loan bears interest at 3.00%, requires approximately $1.0 million annual amortization and matures in July 2018.

As of December 31, 2013, we were in compliance with all of the financial covenants related to our debt agreements.

Master Planned Communities

On August 8, 2013, The Woodlands refinanced its existing Master Credit Facility with a $250.0 million credit facility consisting of a $125.0 million term loan and a $125.0 million revolver (together, the "TWL Facility"). The TWL Facility bears interest at one-month LIBOR plus 2.75% and has an initial three-year term with two one-year extension options. The extension options require a reduction of the total commitment to $220.0 million for the first extension and $185.0 million for the second extension. The TWL Facility also contains certain covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to us based on a loan-to-value test. There was $73.3 million of undrawn and available borrowing capacity under the TWL Facility based on the collateral underlying the facility and covenants as of December 31, 2013.

During the second quarter of 2012, we refinanced $18.1 million of existing debt related to our Bridgeland Master Planned Community with a ten-year term loan facility at a fixed interest rate of 5.50% for the first five years and three-month LIBOR plus 2.75% for the remaining term and maturing on June 29, 2022. Beginning on June 29, 2014, annual principal payments are required in the amount of 5.00% of the then outstanding principal balance. In addition, we simultaneously entered into a three-year revolving credit facility with aggregate borrowing capacity of $140.0 million of which $39.2 million has been utilized and which has a $30.0 million maximum outstanding loan amount at any time. New residential lot development was delayed while we pursued a permit from the U.S. Army Corps of Engineers to develop an additional 806 acres of land in Bridgeland. Due to the delayed lot development and low level of lot inventory, we can no longer draw upon the revolving credit facility until we develop new finished lots. The revolving loan bears interest at the greater of 5.00% or one-month LIBOR plus 3.25% and matures on June 29, 2015. This loan is intended to provide working capital at Bridgeland to accelerate development efforts to meet the demand of homebuilders for finished lots in the community. The Bridgeland loans are cross-collateralized and cross-defaulted and the Bridgeland Master Planned Community serves as collateral for the loans. The loans also require that Bridgeland maintain a minimum $3.0 million cash balance and a minimum net worth of $250.0 million. Additionally, we are restricted from making cash distributions from Bridgeland unless the revolving credit facility has no outstanding balance and one year of real estate taxes and debt service on the term loan have been escrowed with the lender.

The Summerlin Master Planned Community uses Special Improvement District ("SID") bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and, although unrated, are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the Special Improvement District bonds have been classified as debt, and the Summerlin Master Planned Community pays the debt service on the bonds semi-annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provide for the reimbursement of the principal amounts that we previously paid with respect to such proportionate share of the bond.

Operating Assets

On October 24, 2013, we closed on a $64.4 million partial recourse construction loan for Riverwalk Marketplace. The loan bears interest at one-month LIBOR plus 2.75%, with an initial maturity date of October 24, 2016 with two, one-year extension options.

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

On August 15, 2012, we assumed a $16.0 million loan as part of the acquisition of 70 Columbia Corporate Center ("70 CCC"), located in Columbia, MD. The non-recourse, interest only promissory note matures on August 31, 2017, has a fixed rate of 4.25% and is secured by the property. The loan includes a participation right to the lender for 30% of the appreciation in the market value of the property after our 10% cumulative preferred return and repayment of the outstanding debt and our contributed equity. The fair value of the participation obligation is remeasured each quarter and the resulting change in the fair value of the participation right is recorded through interest expense. For the year ended December 31, 2013, $1.4 million relating to the estimated increase in value of the participation right is due to increased leasing of the property and was recorded in interest expense.

On May 31, 2012, as part of the acquisition of our former partner's interest in Millennium Waterway Apartments, located within The Woodlands, we consolidated a $55.6 million non-recourse first mortgage loan. The proceeds from the mortgage were used to refinance the joint venture's existing debt and to fund our acquisition of the partner's interest in the property. The loan matures on June 1, 2022 and has a fixed interest rate of 3.75%. Payments are interest only until September 2017, then monthly principal and interest payments of $257,418 with the unpaid principal balance due at maturity.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 5, 2011, we obtained a $41.0 million loan for 4 Waterway Square and a $14.0 million loan for 9303 New Trails, both located within The Woodlands. These non-recourse mortgages mature on December 11, 2023 and have fixed interest rates of 4.88%.

On September 30, 2011, we closed on a $250.0 million non-recourse first mortgage financing secured by Ward Centers in Honolulu, Hawaii, that bears interest at one-month LIBOR plus 2.50%. The loan may be drawn to a maximum $250.0 million to fund capital expenditures at the property, provided that the outstanding principal balance cannot exceed 65% of the property's appraised value, and the borrowers are required to have a minimum 10.0% debt yield to draw additional loan proceeds under the facility. The loan permits partial repayment during its term in connection with property releases for development. In the third quarter of 2013, certain properties securing the loan were approved for condominium development. As a result, the properties were removed from the collateral pool and a minor principal paydown of the loan was required. The loan matures on September 29, 2016, and $143.0 million of the principal balance was swapped to a 3.80% fixed rate for the term of the loan. The loan had a weighted-average interest rate of 3.35% as of December 31, 2013. The unused portion of this mortgage was $11.3 million as of December 31, 2013.

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

Strategic Developments

On December 20, 2013, we closed on a $36.6 million non-recourse loan for the construction of Hughes Landing Retail, a 123,000 square foot retail component of Hughes Landing. The loan bears interest at one-month LIBOR plus 1.95% with an initial maturity date of December 20, 2016, with two, one-year extension options.

On November 25, 2013, we closed on a $73.5 million non-recourse loan for the construction of an eight-story, Class A, multi-family project within Hughes Landing called One Lake's Edge. One Lake's Edge will be comprised of 390 multi-family units (averaging 984 square feet per unit), 22,289 square feet of retail and an approximately 750 space parking garage, all situated on 2.92 acres of land. The loan bears interest at one-month LIBOR plus 2.50% with an initial maturity date of November 25, 2016, with two, one-year extension options.

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

Corporate

On October 2, 2013, we issued $750.0 million in aggregate principal amount of 6.875% Senior Notes due 2021 (the "Senior Notes") and received net cash proceeds of $739.6 million. We intend to use the net proceeds for development, acquisitions and other general corporate purposes. Interest is payable semiannually, on April 1 and October 1 of each year starting in April 2014. At any time prior to

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2016, we may redeem up to 35% of the Notes at a price equal to 106.875% using the proceeds from equity offerings. We may redeem all or part of the Notes at any time on or after October 1, 2016 with a declining call premium thereafter to maturity. The Notes contain customary terms and covenants for non-investment grade senior notes and have no maintenance covenants.

NOTE 9    INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
	(In thousands)
Current	$1,218	$2,439	$936
Deferred	8,352	4,448	(19,261	)(*)

Total	$9,570	$6,887	$(18,325)

(*)
A component of the tax benefit recorded for the year ended December 31, 2011 relates to an adjustment to true-up the deferred tax assets and liabilities that were received by us upon the spin-off from GGP.

Income tax expense is computed by applying the Federal corporate tax rate for the years ended December 31, 2013, 2012 and 2011 and is reconciled to the provision for income taxes as follows:

	2013	2012	2011
	(In thousands)
Tax at statutory rate on earnings from continuing operations before income taxes	$(22,477)	$(42,490)	$45,099
Increase (decrease) in valuation allowance, net	(88,826)	(32,172)	(13,110)
State income taxes, net of Federal income tax benefit	1,562	1,328	2,243
Tax at statutory rate on REIT entity earnings not subject to Federal income taxes	(2,648)	(3,087)	1,204
Tax expense (benefit) from change in rates, prior period adjustments and other permanent differences	4,339	13,908	(20,829)
Record deferred tax liability on captive REIT and REIT land distribution	53,973	—	—
Non-deductible warrant liability (gain) loss	63,695	65,311	(35,859)
Non-taxable interest income	(363)	(2,863)	(2,990)
Uncertain tax position expense, excluding interest	(1,034)	1,765	364
Uncertain tax position interest, net of Federal income tax benefit	1,349	5,187	5,553

Income tax expense (benefit)	$9,570	$6,887	$(18,325)

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our net operating loss carry-forwards are currently scheduled to expire in subsequent years through 2033. Some of the net operating loss carry-forward amounts are subject to the separate return limitation year rules (SRLY). It is possible that we could, in the future, experience a change in control pursuant to Section 382 that could put limits on the benefit of deferred tax assets. On February 27, 2012, we entered into a Section 382 Rights Agreement to protect us from such an event and protect our deferred tax assets. The section 382 Rights Agreement has a three-year term.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, the amounts and expiration dates of operating loss and tax credit carryforwards for tax purposes are as follows:

	Amount	Expiration Date
	(In thousands)
Net operating loss carryforwards – Federal	$94,715	2024-2033
Net operating loss carryforwards – State	254,533	2014-2033
Capital loss carryforward	16,397	2018
Tax credit carryforwards – Federal AMT	2,045	n/a

As of December 31, 2013 and 2012, we had gross deferred tax assets totaling $336.6 million and $410.5 million, and gross deferred tax liabilities of $413.4 million and $386.1 million, respectively. We have established a valuation allowance in the amount of $12.6 million and $101.5 million as of December 31, 2013 and 2012, respectively, against certain deferred tax assets for which it is more likely than not that such deferred tax assets will not be realized.

Deferred tax assets related to our investment in Head Acquisition, LP in the amount of $76.4 million that we previously believed had only a remote possibility of realization were recorded in 2012 due to tax planning that made realization possible. Due to the uncertainty that the tax planning would result in the realization of the deferred tax asset we established a 100% valuation allowance. During the fourth quarter 2013, the tax planning was successfully implemented and over 90% of the deferred tax asset was realized and the remaining amount will likely be realized in 2014; therefore, we determined that it was appropriate to release the entire valuation allowance in 2013.

The tax effects of temporary differences and carry-forwards included in the net deferred tax liabilities at December 31, 2013 and 2012 are summarized as follows:

	2013	2012
	(In thousands)
Deferred tax assets:
Operating and Strategic Development properties, primarily differences in basis of assets and liabilities	$201,993	$291,845
Interest deduction carryforwards	85,671	86,963
Operating loss and tax credit carryforwards	48,971	31,643

Total deferred tax assets	336,635	410,451
Valuation allowance	(12,624)	(101,518)

Total net deferred tax assets	324,011	308,933

Deferred tax liabilities:
Property associated with Master Planned Communities, primarily differences in the tax basis of land assets and treatment of interest and other costs	$(137,930)	(172,914)
Operating and Strategic Development properties, primarily differences in basis of assets and liabilities	(48,007)	—
Deferred income	(227,439)	(213,166)

Total deferred tax liabilities	(413,376)	(386,080)

Net deferred tax liabilities	$(89,365)	$(77,147)

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

One of our consolidated entities, Victoria Ward, Limited, elected to be taxed as a REIT and intended to continue to operate so as to qualify as a REIT going forward. Consequently, deferred taxes were not recorded on book and tax basis differences of Victoria Ward, Limited as it was believed these differences would ultimately be realized at a zero percent tax rate. In connection with the planned condominium development of Victoria Ward that was approved by the Hawaii Real Estate Commission during the fourth quarter of 2013, the Company now intends to revoke its REIT election within the next few years, before future phases of condominium development commences. The Company now believes that the book and tax basis differences in the land and buildings of Victoria Ward, Limited will be realized after such time REIT status is revoked and will be taxed at the applicable corporate tax rates. As a result of these fourth quarter events, deferred tax liabilities of $48.0 million have been recorded due to the excess book over tax basis relating to land and buildings as of December 31, 2013.

Although we believe our tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2009 through 2013 and are open to audit by state taxing authorities for years ending December 31, 2009 through 2013.

Two of our subsidiaries are involved in a dispute with the IRS relating to years in which those subsidiaries were owned by General Growth Properties ("GGP"), and in connection therewith, GGP has provided us with an indemnity against certain potential tax liabilities. Pursuant to the Tax Matters Agreement with GGP, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the "Tax Indemnity"), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010 ("MPC Taxes"), in an amount up to $303.8 million, plus interest and penalties related to these amounts (the "Indemnity Cap") so long as GGP controls the action in the United States Tax Court (the "Tax Court") related to the dispute with the IRS as described below. We recorded the Tax Indemnity receivable at the Indemnity Cap amount as of the spinoff date. The unrecognized tax benefits and related accrued interest recorded through December 31, 2013 are primarily related to the taxes that are the subject of the Tax Indemnity. We have recorded interest income receivable on the Tax Indemnity receivable in the amounts of $38.6 million and $36.4 million as of December 31, 2013 and 2012, respectively.

The timing of the utilization of the tax assets attributable to indemnified and non-indemnified gains results in changes to the Tax Indemnity receivable and is dependent on numerous future events, such as the timing of recognition of indemnified and non-indemnified gains, the amount of each type of gain recognized in each year, the use of specific deductions and the ultimate amount of indemnified gains recognized. These non-cash changes could be material to our financial statements. Resolution of the Tax Court case noted below could also result in material changes to the Master Planned Community deferred gains and the timing of utilization of the tax assets, both of which could result in material changes to the Tax Indemnity receivable. We record the Tax Indemnity receivable based on the amounts

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indemnified which are determined in accordance with the provisions set forth in ASC 740 ("ASC 740") Income Taxes. The amounts indemnified are included in the deferred income component of deferred tax liability and in Uncertain tax position liability in our Consolidated Balance Sheets.

During the year ended December 31, 2013, the reduction in the Tax Indemnity receivable of $1.2 million related to interest income that was offset by our utilization of tax assets that contractually limit the amount we can receive pursuant to the Tax Matters Agreement and changes to our deferred tax liability for the MPC Taxes.

During the year ended December 31, 2012, the reduction in the Tax Indemnity receivable of $20.3 million, $8.8 million of which related to 2011 and to a lesser extent 2010, related to our utilization of tax assets that contractually limit the amount we can receive pursuant to the Tax Matters Agreement and changes to our deferred tax liability for the MPC Taxes.

On May 6, 2011, GGP filed Tax Court petitions on behalf of the two former taxable REIT subsidiaries of GGP seeking a redetermination of federal income tax for the years 2007 and 2008. The petitions seek to overturn determinations by the IRS that the taxpayers were liable for combined deficiencies totaling $144.1 million. On October 20, 2011, GGP filed a motion in the Tax Court to consolidate the cases of the two former taxable REIT subsidiaries of GGP subject to litigation with the IRS due to the common nature of the cases' facts and circumstances and the issues being litigated. The Tax Court granted the motion to consolidate. The case was heard by the Tax Court in November 2012. We expect the Tax Court to rule on the case within the next 12 months.

We apply the generally accepted accounting principle related to accounting for uncertainty in income taxes, which prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

We recognize and report interest and penalties, if applicable, within our provision for income tax expense from January 1, 2007 forward. We recognized potential interest expense related to the unrecognized tax benefits of $2.1 million, $8.2 million and $8.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, we had total unrecognized tax benefits of $90.5 million, excluding interest of $38.7 million, of which none would impact our effective tax rate. At December 31, 2012 and 2011, we had total unrecognized tax benefits of $95.9 million and $101.4 million, respectively, excluding interest, of which none would impact our effective tax rate.

	2013	2012	2011
	(In thousands)
Unrecognized tax benefits, opening balance	$95,917	$101,408	$120,816
Gross increases – tax positions in prior period	9,162	841	—
Gross decreases – tax positions in prior periods	(14,547)	(6,332)	(19,408)

Unrecognized tax benefits, ending balance	$90,532	$95,917	$101,408

Based on our assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at December 31, 2013. A material change in unrecognized tax benefits could have a material effect on our statements of operations. As of December 31, 2013, there is approximately $90.5 million of

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.

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

We had outstanding letters of credit and surety bonds totaling $58.7 million and $49.3 million as of December 31, 2013 and 2012, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $6.3 million, $5.4 million and $5.2 million for 2013, 2012 and 2011, respectively. The amortization of above and below-market ground leases and straight-line rents included in the contractual rent amount, was not significant.

The following table summarizes the contractual obligations relating to our long-term commitments:

	2014	2015	2016	2017	2018	Subsequent / Other	Total
	(In thousands)
Mortgages, notes and loans payable (a)	$5,462	$26,958	$470,784	$25,885	$26,683	$958,851	$1,514,623
Ground lease and other leasing commitments (b)	5,152	7,152	8,787	7,883	6,744	332,867	368,585
Uncertainty in income taxes, including interest (c)	—	—	—	—	—	129,183	129,183

Total	$10,614	$34,110	$479,571	$33,768	$33,427	$1,420,901	$2,012,391

(a)
Refinanced The Woodlands Credit Facility $250.0 million, new financing for 3 Waterway $52.0 million, One Hughes Landing $38.0 million, Columbia Regional Building $23.0 million and Other Corporate financing $21.3 million.
(b)
Executed new lease at South Street Seaport.
(c)
Please refer to Note 9 – Income Taxes for our obligations related to uncertain tax positions for disclosure of additional contingencies.

South Street Seaport

On June 27, 2013, the City of New York executed the amended and restated ground lease for South Street Seaport. The restated lease terms provide for annual fixed rent of $1.2 million starting July 1, 2013 with an expiration of December 30, 2072, including our options to extend. The rent escalates at 3.0% compounded annually. On July 1, 2048 the base rent will be adjusted to the higher of the fair market value or the then base rent. In addition to the annual base rent of $1.2 million, we are required to make annual payments of $210,000 as additional rent through the term of the lease. The additional rent escalates annually at CPI. Simultaneously with the execution of the lease, we executed a completion guaranty for the redevelopment of Pier 17. The completion guaranty requires us to perform

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain obligations under the lease, including the commencement of construction with a scheduled completion date in 2016.

In the fourth quarter of 2012, as a result of Superstorm Sandy, the historic area of South Street Seaport (area west of the FDR Drive) suffered damage due to flooding, but the Pier 17 structure was not significantly damaged. Reconstruction efforts are ongoing and the property is only partially operating. We have received $20.5 million in insurance proceeds through December 31, 2013 at South Street Seaport related to our claim of which we recognized a $12.2 million in Other income during the year ended December 31, 2013. We believe that our insurance will reimburse substantially all of the costs of repairing the property and will also compensate us for substantially all lost income resulting from the storm.

NOTE 11 OTHER ASSETS AND LIABILITIES

The following table summarizes the significant components of Prepaid expenses and other assets:

	December 31,
	2013	2012
	(In thousands)
Special Improvement District receivable	$39,688	$39,659
Equipment, net of accumulated depreciation of $0.7 million	21,978	—
Tenant incentives and other receivables	6,757	2,346
Federal income tax receivable	6,053	5,367
Prepaid expenses	4,744	4,757
Below-market ground leases (Note 12)	20,002	20,341
Condominium deposits	12,405	19,616
Security and escrow deposits	28,082	12,865
Above-market tenant leases (Note 12)	1,095	1,896
Uncertain tax position asset	13,528	12,801
In-place leases (Note 12)	9,306	11,516
Intangibles	3,714	3,714
Other	6,588	8,592

	$173,940	$143,470

The $30.5 million increase as of December 31, 2013 compared to 2012 primarily relates to a $22.0 million increase in equipment related to an airplane purchase, a $4.4 million increase in tenant and other receivables primarily related to lease incentives at Ward Centers, and a $15.2 million increase in security and escrow deposits related primarily to approximately $14.7 million in escrow deposits for the South Street Seaport project. These increases are offset by a decrease of $7.2 million in condominium deposits due to the sale of our condominium rights for ONE Ala Moana.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the significant components of Accounts payable and accrued expenses:

	December 31,
	2013	2012
	(In thousands)
Construction payables	$106,741	$17,501
Accounts payable and accrued expenses	46,998	39,634
Condominium deposits	12,405	19,616
Membership deposits	24,830	20,248
Above-market ground leases (Note 12)	2,431	2,590
Deferred income	18,963	7,767
Accrued interest	17,463	2,425
Accrued real estate taxes	8,581	6,622
Tenant and other deposits	9,490	8,096
Insurance reserve	1,417	9,037
Accrued payroll and other employee liabilities	15,666	11,514
Interest rate swaps	4,164	7,183
Special Assessement	2,603	2,868
Other	12,239	15,420

	$283,991	$170,521

The $113.5 million increase as of December 31, 2013 compared to 2012 is primarily due to the increase of $89.2 million in construction payables, which relates to construction and renovation activities primarily for The Shops at Summerlin, Ward Village and Riverwalk properties that are under development, an increase of $11.2 million in deferred income primarily due to increased land sales and the deferral of a portion of the income for post-sale land development obligations at our Summerlin MPC, and a $15.0 million increase in accrued interest mainly from the Senior Notes. These increases were partially offset by the decrease of $7.2 million in condominium deposits as of December 31, 2013 compared to 2012 due to the sale of our ONE Ala Moana condominium rights.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 INTANGIBLES

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization) / Accretion	Net Carrying Amount
	(In thousands)
As of December 31, 2013
Tenant leases:
In-place value	$14,633	$(5,327)	$9,306
Above-market	1,596	(501)	1,095
Below-market	(482)	150	(332)
Ground leases:
Above-market	(3,546)	1,115	(2,431)
Below-market	23,096	(3,094)	20,002
As of December 31, 2012
Tenant leases:
In-place value	$20,348	$(8,832)	$11,516
Above-market	1,904	(8)	1,896
Below-market	(319)	(35)	(354)
Ground leases:
Above-market	(3,546)	956	(2,590)
Below-market	23,096	(2,755)	20,341

The gross asset balances of the in-place value of tenant leases are included in Prepaid expenses and other assets in our Consolidated Balance Sheets and are amortized over periods that approximate the related lease terms. The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses as detailed in Note 11 – Other Assets and Liabilities and are amortized over the remaining non-cancelable terms of the respective leases.

Amortization/accretion of these intangible assets and liabilities decreased our income (excluding the impact of noncontrolling interest and the provision for income taxes) by $3.0 million in 2013, $2.5 million in 2012 and $2.0 million in 2011.

Future amortization/accretion is estimated to decrease income (excluding the impact of noncontrolling interest and the provision for income taxes) by $2.3 million in 2014, $2.1 million in 2015, $1.8 million in 2016, $1.6 million in 2017, $1.1 million in 2018, and $18.6 million thereafter.

NOTE 13 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are primarily exposed to interest rate risks related to our variable interest debt, and we manage this risk by utilizing interest rate derivatives. Our objectives in using interest rate derivatives are to add stability to interest costs by reducing our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company's fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income ("AOCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2013, 2012 and 2011, the ineffective portion recorded in earnings was insignificant.

As of December 31, 2013 and 2012, we had gross notional amounts of $172.0 million for interest rate swaps and a $100.0 million interest rate cap that were designated as cash flow hedges of interest rate risk. The fair value of the interest rate cap was insignificant.

If the interest rate swap agreements are terminated prior to their maturity, the amounts previously recorded in AOCI would be recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI would be recognized in earnings immediately.

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

The table below presents the fair value of our derivative financial instruments which are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	As of December 31,
	2013	2012
	(In thousands)
Interest rate swaps	$4,164	$7,183

Total derivatives designated as hedging instruments	$4,164	$7,183

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31,			Year Ended December 31,
	2013	2012		2013	2012
Cash Flow Hedges	Amount of Income Recognized in OCI	Amount of (Loss) Recognized in OCI	Location of (Loss) Reclassified from AOCI into Earnings	Amount of (Loss) Reclassified from AOCI into Earnings	Amount of (Loss) Reclassified from AOCI into Earnings
	(In thousands)			(In thousands)
Interest rate swaps	$1,306	$(4,703)	Interest expense	$(1,236)	$(1,933)

	$1,306	$(4,703)		$(1,236)	$(1,933)

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes AOCI for the year ended December 31, 2013:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)

Gains and (Losses) on Cash Flow Hedges
(In Thousands)

For the Year Ended December 31, 2013
Balance as of January 1, 2013	$(9,575)

Other comprehensive income (loss) before reclassifications	117
Amounts reclassified from accumulated other comprehensive income (loss)	1,236

Net current-period other comprehensive income	1,353

Balance as of December 31, 2013	$(8,222)

(a)
All amounts are net of tax.

The following table summarizes the amounts reclassified out of AOCI for the period indicated:

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
(In Thousands)

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income Components	For the Year Ended December 31, 2013	Affected line item in the Statement of Operations
Gains and losses on cash flow hedges
Interest rate swap contracts	$(967)	Interest (expense)
	(269)	Provision for income taxes

Total reclassifications for the period	$(1,236)	Net of tax

NOTE 15 STOCK BASED PLANS

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

The Equity Plan is administered by the Compensation Committee of the Board of Directors ("Committee"). Option grant amounts are awarded by the Committee. Generally, options granted vest over requisite service periods, expire ten years after the grant date and generally do not become

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercisable until their restrictions on exercise lapses after the five-year anniversary of the grant date. In May 2013, certain key employees were granted restricted stock and stock options whereby half vest after four years of service and the remaining half vest on a graduated scale based on total shareholder return in 2017. Compensation cost for share-based payment arrangements totaled $5.7 million and $4.3 million for 2013 and 2012, respectively.

As of December 31, 2013, there were a maximum of 2,577,795 shares available for future grant under our various stock plans.

Stock Options

The following tables summarize stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Stock options outstanding at January 1, 2012	712,640	$57.72
Granted	200,000	64.19
Exercised	—	—
Forfeited	(50,700)	58.62
Expired	—	—

Stock options outstanding at December 31, 2012	861,940	$59.17

Granted	132,100	99.38
Exercised	—	—
Forfeited	(28,600)	62.40
Expired	—	—

Stock options outstanding at December 31, 2013	965,440	$64.57	7.8	$53,607,886

Stock options exercisable at December 31, 2013	400	57.77	3.5	24,932

Remaining unvested options outstanding and expected to vest	936,680	$64.48	7.8	$52,101,542

Information related to stock options outstanding as of December 31, 2013 is summarized below:

Range of Exercise Prices	Number Oustanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable
			(In years)
$46.49 – 55.82	64,500	$51.19	7.8	—
$57.77 – 60.33	597,400	57.98	7.3	—
$61.64 – 69.75	175,440	66.26	8.2	—
$81.80 – 110.50	128,100	99.77	9.5	—

	965,440	$64.57	7.8	—

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value on the grant date and the significant assumptions used in the Black-Scholes option-pricing model are as follows:

	2013
	Weighted Average	Range
Grant date fair value	$28.04	$18.12 – $36.55
Expected life of options (in years)	7.34	7.0 – 7.5
Risk-free interest rate	1.8%	1.26% – 2.30%
Expected volatility	22%	18% – 26%
Expected annual dividend per share	—	—

The computation of the expected volatility assumption used in the Black-Scholes calculations is based on the median asset volatility of comparable companies as of each of the grant dates.

The balance of unamortized stock option expense as of December 31, 2013 is $12.4 million, which is expected to be recognized over a weighted-average period of 3.1 years. Expense associated with stock options for the year ended December 31, 2013, which is included in general and administrative expense in the accompanying Consolidated Statements of Operations, totaled $3.5 million.

Restricted Stock

Restricted stock awards issued under the Equity Plan provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed as established by the Committee. In addition to the granting of restricted stock to certain members of management, we award restricted stock to our non-employee directors as part of their annual retainer. The management awards vest over five years, and the restriction on the non-employee director shares lapse in June of each year. Generally, upon termination of employment or directorship, restricted stock units and restricted shares which have not vested are forfeited. For the year ended December 31, 2013, recognized compensation expense of $2.2 million is included in general and administrative expense related to restricted stock awards. The fair value of restricted stock that vested during 2013 was $1.4 million. The balance of unamortized restricted stock expense as of December 31, 2013 was $6.5 million, which is expected to be recognized over a weighted-average period of 3.48 years.

The following table summarizes restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at January 1, 2012	42,553	$65.18
Granted	27,933	63.86
Vested	(12,553)	59.77
Cancelled	—	—

Restricted stock outstanding at December 31, 2012	57,933	$65.72

Granted	77,434	$79.77
Vested	(13,033)	60.15
Cancelled	—	—

Restricted stock outstanding at December 31, 2013	122,334	$75.21

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 RENTALS UNDER OPERATING LEASES

We receive rental income from the leasing of retail, office and other space under operating leases. Such operating leases are with a variety of tenants, the majority of which are national and regional retail chains and local retailers. The minimum future rentals based on operating leases of our consolidated properties held as of December 31, 2013 are as follows:

Year	Total Minimum Rent
(In thousands)
2014	$60,158
2015	57,543
2016	50,478
2017	45,111
2018	39,322
Subsequent	140,910

Minimum future rentals exclude amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses and amortization of above and below-market tenant leases.

Percentage rent in lieu of fixed minimum rent recognized from tenants for the years ended December 31, 2013, 2012 and 2011 was $2.2 million, $3.8 million and $3.9 million, respectively. These rents are declining primarily due to the non-renewal and cancellation of leases at the Outlet Collection at Riverwalk and South Street Seaport for their redevelopments.

Overage rent of approximately $2.6 million, $2.8 million, and $3.0 million for 2013, 2012 and 2011, respectively, is included in Other rental and property revenues in our Consolidated Statements of Operations.

NOTE 17 RELATED PARTY TRANSACTIONS

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

NOTE 18 SEGMENTS

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  •
  Operating Assets – includes retail and office properties, a multi-family property, The Woodlands Resort & Conference Center, The Club at Carlton Woods and other real estate investments. These assets are currently generating revenues, and we believe there is an opportunity to redevelop or reposition many of these assets to improve operating performance.

  •
  Strategic Developments – includes all properties held for development or redevelopment which have no substantial operations.

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

As our segments are managed separately, different operating measures are utilized to assess operating results and allocate resources among the segments. The one common operating measure used to assess operating results for the business segments is Real Estate Property Earnings Before Taxes ("REP EBT") which represents the operating revenues of the properties less property operating expenses and adjustments for interest, as further described below. We believe that REP EBT provides useful information about the operating performance of all of our properties.

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, other income, corporate interest income, corporate interest and depreciation expense, provision (benefit) for income taxes, warrant liability gain (loss), the reduction in tax indemnity receivable, equity in earnings from Real Estate Affiliates, and Investment in Real Estate Affiliate basis adjustment. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company's historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment operating results are as follows:

	Year Ended December 31,
	2013	2012	2011
	Segment Basis	Segment Basis	Consolidated Properties	Real Estate Affiliates	Segment Basis
	(In thousands)
Master Planned Communities
Land sales	$251,217	$182,643	$114,610	$46,773	$161,383
Builder price participation	9,356	5,747	3,816	1,108	4,924
Minimum rents	781	576	659	14	673
Other land revenues	13,416	18,073	13,133	3,924	17,057

Total revenues	274,770	207,039	132,218	51,819	184,037

Cost of sales – land	124,040	89,298	70,108	23,932	94,040
Land sales operations	30,826	32,817	24,533	7,432	31,965
Land sales real estate and business taxes	7,588	7,558	7,713	1,906	9,619
Depreciation and amortization	32	72	2	46	48
Interest income	(16)	(45)	(144)	(364)	(508)
Interest expense (*)	(18,678)	(14,598)	(11,920)	2,132	(9,788)

Total expenses	143,792	115,102	90,292	35,084	125,376

Venture partner share of The Woodlands EBT	—	—	—	(7,949)	(7,949)

MPC EBT	130,978	91,937	41,926	8,786	50,712

Operating Assets
Minimum rents	80,124	81,140	69,602	2,803	72,405
Tenant recoveries	20,901	23,210	19,193	1,061	20,254
Resort and conference center revenues	39,201	39,782	15,744	19,106	34,850
Other rental and property revenues	20,360	20,959	14,072	6,992	21,064

Total revenues	160,586	165,091	118,611	29,962	148,573

Other property operating costs	64,608	60,072	46,522	9,223	55,745
Rental property real estate taxes	12,065	11,292	9,666	972	10,638
Rental property maintenance costs	7,552	8,073	6,405	517	6,922
Resort and conference center operations	29,454	29,112	13,220	13,904	27,124
Provision for (recovery of) doubtful accounts	835	1,335	(98)	(9)	(107)
Demolition costs	2,078	—	—	—	—
Depreciation and amortization	31,427	23,318	16,341	3,968	20,309
Interest income	(135)	(185)	(125)	(2)	(127)
Interest expense	19,146	16,289	10,586	2,316	12,902
Early extinguishment of debt	—	—	11,305	—	11,305
Equity in Earnings from Real Estate Affiliates	(3,893)	(3,683)	—	(3,926)	(3,926)

Total expenses	163,137	145,623	113,822	26,963	140,785

Venture partner share of The Woodlands EBT	—	—	—	425	425

Operating Assets EBT	(2,551)	19,468	4,789	3,424	8,213

Strategic Developments
Minimum rents	763	905	917	—	917
Tenant recoveries	167	141	130	—	130
Condominium rights and unit sales	32,969	267	22,067	—	22,067
Other land revenues	3,899	—	—	—	—
Other rental and property revenues	1,456	3,443	1,746	—	1,746

Total revenues	39,254	4,756	24,860	—	24,860

Condominium rights and unit cost of sales	16,572	96	14,465	—	14,465
Other property operating costs	8,578	3,094	5,428	—	5,428
Real estate taxes	2,226	2,351	604	—	604
Rental property maintenance costs	531	582	671	—	671
Provision for (recovery of) doubtful accounts	1	(111)	(137)	—	(137)
Depreciation and amortization	189	225	234	—	234
Interest expense (*)	(4,318)	219	323	—	323
Equity in Earnings from Real Estate Affiliates	(10,535)	—	—	—	—

Total expenses	13,244	6,456	21,588	—	21,588

Strategic Developments EBT	26,010	(1,700)	3,272	—	3,272

REP EBT	$154,437	$109,705	$49,987	$12,210	$62,197

(*)
Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets Segment and Corporate for the years ended December 31, 2013, 2012 and 2011.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles REP EBT to GAAP-basis income (loss):

Reconciliation of REP EBT to GAAP-net income (loss)	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Real Estate Property EBT:
Segment basis	$154,437	$109,705	$62,197
Real Estate Affiliates	(14,428)	(3,683)	(12,210)

REP EBT	140,009	106,022	49,987
General and administrative	(48,466)	(36,548)	(32,342)
Corporate interest income, net	(10,575)	10,153	8,595
Warrant liability gain (loss)	(181,987)	(185,017)	101,584
Benefit (provision) for income taxes	(9,570)	(6,887)	18,325
Reduction in tax indemnity receivable	(1,206)	(20,260)	—
Equity in earnings from Real Estate Affiliates	14,428	3,683	8,578
Investment in Real Estate Affiliate basis adjustment	—	—	(6,053)
Other income	25,869	2,125	—
Corporate depreciation	(2,197)	(814)	(204)

Net income (loss)	$(73,695)	$(127,543)	$148,470

The following reconciles segment revenues to GAAP-basis consolidated revenues:

Reconciliation of Segment Basis Revenues to GAAP Revenues	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Master Planned Communities	$274,770	$207,039	$184,037
Operating Assets	160,586	165,091	148,573
Strategic Developments	39,254	4,756	24,860

Total revenues	474,610	376,886	357,470
Less: The Woodlands Partnerships revenues	—	—	(81,781)

Total revenues – GAAP basis	$474,610	$376,886	$275,689

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets by segment and the reconciliation of total segment assets to the total assets in the Consolidated Balance Sheets are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Master Planned Communities	$1,760,639	$1,756,625	$1,780,596
Operating Assets (a)	1,344,005	944,562	871,549
Strategic Developments	462,525	288,287	189,807

Total segment assets	3,567,169	2,989,474	2,841,952
Corporate and other (b)	1,000,699	513,568	557,641

Total assets	$4,567,868	$3,503,042	$3,399,593

(a)
Certain assets included in our Operating Asset segment are in various stages of redevelopment and are included in Developments on our Consolidated Balance Sheets.

(b)
Assets included in Corporate and other consist primarily of the Tax Indemnity receivable, including interest, and Cash and cash equivalents.

Capital expenditures in 2013 for the strategic developments, operating assets and corporate were $221.1 million, $22.2 million and $26.8 million, respectively. Capital expenditures in 2012 for the strategic developments, operating assets and corporate were $58.9 million, $14.2 million and $1.3 million, respectively. Capital expenditures in 2011 for the strategic developments, operating assets and corporate were $35.2 million, $8.5 million and $0.7 million, respectively.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share amounts)
Total revenues	$90,091	$147,052	$103,514	$133,953
Operating income	9,294	47,790	10,700	43,430
Net income (loss)	(23,170)	(76,496)	7,433	18,538
Net income (loss) attributable to common stockholders	(23,124)	(76,554)	7,335	18,553
Earnings (loss) per share:
Basic	(0.59)	(1.94)	0.19	0.47
Diluted	(0.59)	(1.94)	0.17	0.44
Weighted average shares outstanding:
Basic	39,441	39,445	39,454	39,454
Diluted	39,441	39,445	42,439	42,529

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share amounts)
Total revenues	$79,765	$93,939	$94,815	$108,367 (a)
Operating income	9,104	19,057	17,362	26,942
Net income (loss)	(111,522)	34,992	(50,192)	(821)
Net income (loss) attributable to common stockholders	(112,258)	34,310	(49,411)	(929)
Earnings (loss) per share:
Basic	(2.96)	0.91	(1.30)	(0.01)
Diluted	(2.96)	0.27	(1.30)	(0.01)
Weighted average shares outstanding:
Basic	37,903	37,907	37,916	39,778
Diluted	37,903	40,251	37,916	39,778

(a)
Revenues in the fourth quarter of 2012 were higher than the same period in 2011 by $23.3 million primarily due to the lot bid program that was implemented at The Woodlands in the third quarter of 2012.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013

($ in thousands)			Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center	Location	Encum- brances (a)	Land	Buildings and Improve- ments (f)	Land	Buildings and Improve- ments (f)	Land	Buildings and Improve- ments (e)	Total	Accumulated Depreciation (f)	Date of Construction	Date Acquired/ Completed
Bridgeland	The Woodlands, TX	$18,066	$257,222	$—	$144,678	$1,770	$401,900	$1,770	$403,670	$994		2004
Maryland Communities	Howard County, MD	—	457,552	—	(398,295)	197	59,257	197	59,454	75		2004
Summerlin	Las Vegas, NV	29,079	990,179	—	(111,179)	919	879,000	919	879,919	342		2004
The Woodlands	The Woodlands, TX	176,663	264,141	—	(65,707)	14,977	198,434	14,977	213,411	11		2011
20/25 Waterway Avenue	The Woodlands, TX	$14,450	$2,346	$8,871	$—	$481	$2,346	$9,352	$11,698	$770		2011
Cottonwood Square	Salt Lake City, UT	—	1,558	4,339	—	862	1,558	5,201	6,759	1,370		2002
Landmark Mall	Alexandria, VA	—	28,396	67,235	(19,408)	(39,354)	8,988	27,881	36,869	3,036		2003
Park West	Peoria, AZ	—	16,526	77,548	1,201	1,252	17,727	78,800	96,527	17,576	2008
Outlet Collection at Riverwalk	New Orleans, LA	—	—	94,513	—	(53,903)	—	40,610	40,610	915		2004
South Street Seaport	New York, NY	—	—	7,884	—	29,013	—	36,897	36,897	283		2004
Ward Centers	Honolulu, HI	238,716	164,007	89,321	(21,158)	215,154	142,849	304,475	447,324	38,916		2002
Waterway Garage Retail	The Woodlands, TX	—	1,342	4,255	(1)	994	1,341	5,249	6,590	266		2011
110 N. Wacker	Chicago, IL	29,000	—	29,035	—	5,315	—	34,350	34,350	12,491		1997
1400 Woodloch Forest	The Woodlands, TX	—	—	—	1,570	13,423	1,570	13,423	14,993	6,225		1981
2201 Lake Woodlands Drive	The Woodlands, TX	—	3,755	—	—	—	3,755	—	3,755	—		2011
3 Waterway Square	The Woodlands, TX	52,000	748	—	—	42,044	748	42,044	42,792	1,020		2012
4 Waterway Square	The Woodlands, TX	39,237	1,430	51,553	—	6,712	1,430	58,265	59,695	4,904		2011
9303 New Trails	The Woodlands, TX	13,398	1,929	11,915	—	1,934	1,929	13,849	15,778	997		2011
Columbia Office Properties	Howard County, MD	9,207	1,575	28,447	1,571	24,796	3,146	53,243	56,389	12,021		2004
70 Columbia Corporate Center	Howard County, MD	16,287	1,281	14,523	—	5,286	1,281	19,809	21,090	749
Millennium Waterway Apartments	The Woodlands, TX	55,584	15,917	56,002	—	—	15,917	56,002	71,919	3,632		2012
One Hughes Landing	The Woodlands, TX	19,128	—	—	2,366	33,184	2,366	33,184	35,550	19		2012
The Club at Carlton Woods	The Woodlands, TX	—	13,796	457	393	1,412	14,189	1,869	16,058	199		2011
The Woodlands Resort and Conference Center	The Woodlands, TX	36,100	13,258	37,983	—	26,217	13,258	64,200	77,458	2,391		2011
Woodlands Parking Garages	The Woodlands, TX	—	5,857	—	—	—	5,857	—	5,857	—		2011

($ in thousands)			Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center	Location	Encum- brances (a)	Land	Buildings and Improve- ments (f)	Land	Buildings and Improve- ments (f)	Land	Buildings and Improve- ments (e)	Total	Accumulated Depreciation (f)	Date of Construction	Date Acquired/ Completed
ExxonMobil Build-to-Suit	The Woodlands, TX	$—	$—	$—	$—	$6,595	$—	$6,595	$6,595	$—		—
Creekside Park Village Center	The Woodlands, TX	—	—	—	—	2,941	—	2,941	2,941	—		—
Hughes Landing Retail	The Woodlands, TX	913	—	—	—	5,995	—	5,995	5,995	—		—
ONE Ala Moana	Honolulu, HI	—	—	—	—	86	—	86	86	—		2002
One Lake's Edge	The Woodlands, TX	—	—	—	—	6,099	—	6,099	6,099	—		—
The Metropolitan Downtown Columbia Project	Columbia, MD	—	—	—	—	1,500	—	1,500	1,500	—		—
The Shops at Summerlin	Las Vegas, NV	4,021	—	—	—	141,383	—	141,383	141,383	—		2004
Two Hughes Landing	The Woodlands, TX	10	—	—	—	22,380	—	22,380	22,380	—		—
Alameda Plaza	Pocatello, ID	—	740	2,060	(740)	(1,368)	—	692	692	—		2002
AllenTowne	Dallas, TX	—	25,575	—	(25,575)	25,464	—	25,464	25,464	—		2006
Bridges at Mint Hill	Charlotte, NC	—	—	—	—	20,619	—	20,619	20,619	—		2007
Century Plaza Mall	Birmingham, AL	—	3,164	28,514	(3,164)	(24,059)	—	4,455	4,455	—		1997
Circle T Ranch and Power Center	Dallas/Fort Worth, TX	—	—	—	—	60	—	60	60	—		2005
Cottonwood Mall	Salt Lake City, UT	—	7,613	42,987	(4,713)	(25,562)	2,900	17,425	20,325	—		2002
Elk Grove Promenade	Elk Grove, CA	—	—	—	—	6,254	—	6,254	6,254	4		2003
Kendall Town Center	Miami, FL	—	—	—	—	18,135	—	18,135	18,135	—		2004
Lakemoor (Volo) Land	Volo, IL	—	320	—	(320)	321	—	321	321	—		1995
Redlands Promenade	Redlands, CA	—	—	—	—	2,951	—	2,951	2,951	—		2004
Redlands Mall	Redlands, CA	—	—	—	—	6,453	—	6,453	6,453	—	2008	2004
West Windsor	Princeton, NJ	—	—	—	53	22,985	53	22,985	23,038			2004

Corporate general and administrative		762,764	885	1,027	(885)	12,648	—	13,675	13,675	2,522

Total HHC		$1,514,623	$2,281,112	$658,469	$(499,313)	$584,565	$1,781,799	$1,243,034	$3,024,833	$111,728

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)
See description of mortgages, notes and other debt payable in Note 8 of the Consolidated Financial Statements.
(b)
Initial cost for constructed malls is cost at end of first complete calendar year subsequent to opening.
(c)
For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write-downs. For Master Planned Communities, costs capitalized subsequent to acquisitions are net of land sales.
(d)
The aggregate cost of land, building and improvements for federal income tax purposes is approximately $3.0 billion.
(e)
Includes all amounts related to Developments.
(f)
Depreciation is computed based upon the following estimated lives:

Years
Building and improvements	10-45
Equipment, tenant improvements and fixtures	5-10
Computer hardware and software, and vehicles	3-5

Reconciliation of Real Estate
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$2,746,596	$2,589,730	$2,161,977
Change in Land	90,124	66,889	69,110
Additions	352,141	179,372	452,161
Impairments	—	—	—
Dispositions and write-offs and land costs of sales	(164,028)	(89,395)	(93,818)

Balance at end of year	$3,024,833	$2,746,596	$2,589,430

Reconciliation of Accumulated Depreciation
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$112,491	$91,605	$78,931
Depreciation Expense	29,637	19,457	14,012
Dispositions and write-offs	(30,400)	1,429	(1,338)

Balance at end of year	$111,728	$112,491	$91,605

Exhibit No.	Description of Exhibit
2.1	Separation Agreement, dated November 9, 2010, between The Howard Hughes Corporation and General Growth Properties, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed November 12, 2010)
2.2
Partnership Interest Purchase Agreement dated as of June 20, 2011 among TWC Commercial Properties, LLC, TWC Commercial Properties, LP, TWC Operating, LLC , TWC Land Development, LLC, TWC Land Development, LP and MS TWC, Inc., MS/TWC Joint Venture (incorporated by reference to Exhibit 21 to the Company's Current Report in Form 8-K, filed July 5, 2011).
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
10.9
Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Brookfield Retail Holdings LLC (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.10
Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and The Fairholme Fund and Fairholme Focused Income Fund (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.11
Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P. (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.12
Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and M.B. Capital Partners, M.B. Capital Partners III and M.B. Capital Units LLC (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.13
Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Brookfield Retail Holdings LLC, Brookfield Retail Holdings II LLC, Brookfield Retail Holdings III LLC, Brookfield Retail Holdings IV-A LLC, Brookfield Retail Holdings IV-D LLC, Brookfield Retail Holdings V LP and Brookfield US Retail Holdings LLC (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.14
Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and The Fairholme Fund and Fairholme Focused Income Fund (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.15
Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P., Blackstone Real Estate Partners VI L.P., Blackstone Real Estate Partners (AIV) VI L.P., Blackstone Real Estate Partners VI.F L.P., Blackstone Real Estate Partners VI.TE.1 L.P., Blackstone Real Estate Partners VI.TE.2 L.P., Blackstone Real Estate Holdings VI L.P., and Blackstone GGP Principal Transaction Partners L.P. (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K, filed November 12, 2010)
10.16*
Form of Restricted Stock Agreement for Nonemployee Directors under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K, filed April 18, 2011)
10.17*
Form of Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed August 8, 2013)
10.18*
Employment Agreement, dated as of November 22, 2010, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed November 29, 2010)
10.19*
Amendment No.1 to Employment Agreement, dated as of August 17, 2012, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed November 9, 2012)

Exhibit No.	Description of Exhibit
10.20*	Amendment No. 2 to Employment Agreement, dated as of December 17, 2013, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 17, 2013)
10.21*
Warrant Purchase Agreement, dated November 22, 2010, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 29, 2010)
10.22*
Amendment No.1 to the Warrant Purchase Agreement dated as of August 23, 2011, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed February 29, 2012).
10.23*
Employment Agreement, dated as of November 22, 2010, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed November 29, 2010)
10.24*
Warrant Purchase Agreement, dated November 22, 2010, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed November 29, 2010)
10.25*
Warrant Purchase Agreement, dated February 25, 2011, between The Howard Hughes Corporation and Andrew C. Richardson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 3, 2011)
10.26*
Employment Agreement, dated as of February 25, 2011, between The Howard Hughes Corporation and Andrew C. Richardson (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed March 3 2011)
10.27
Third Amended and Restated Master Credit Agreement dated as of August 8, 2013, by and among The Woodlands Commercial Properties Company, L.P., The Woodlands Land Development Company, L.P., Keybank National Association, the other lenders that are a party thereto, and the other lending institutions which may become a party thereto, as lenders, and Keybank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company's Currrent Report on Form 8-K filed on August 14, 2013)
10.28
Loan agreement dated as of September 29, 2011, by and among Victoria Ward, Limited along with certain Victoria Ward, Limited's subsidiaries, as borrowers, Wells Fargo Bank, National Association, as Administrative Agent and lead lender, CIBC, First Hawaiian Bank, Bank of Hawaii and Central Pacific Bank, as lenders, and Wells Fargo Securities, L.L.C., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 4, 2011)
10.29*	The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 14, 2012)
10.30
Warrant Purchase Agreement, dated as of November 9, 2012, by and among The Howard Hughes Corporation and the parties listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 16, 2012)
10.31
Warrant Purchase Agreement, dated as of December 6, 2012, by and among The Fairholme Fund, Fairholme Focused Income Fund and The Howard Hughes Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 11, 2012)

Exhibit No.	Description of Exhibit
10.32	Warrant Purchase Agreement, dated as of December 6, 2012, by and among the parties listed on Schedule I attached thereto and The Howard Hughes Corporation (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed December 11, 2012)
21.1†	List of Subsidiaries
23.1†	Consent of Ernst & Young, LLP
23.2†	Consent of Deloitte & Touche LLP
24.1†	Power of Attorney
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Management contract, compensatory plan or arrangement

†
Filed herewith

Attached is Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated and Combined Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Balance Sheets at December 31, 2013 and 2012, (iii) the Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated and Combined Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.