Form 10-Q
period 2014-03-31
Howard Hughes Corp
filed 2014-05-08
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of common stock, $0.01 par value, outstanding as of May 5, 2014 was 39,630,548.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31,	December 31,
	2014	2013
	(In thousands, except share amounts)
Assets:
Investment in real estate:
Master Planned Community assets	$1,537,167	$1,537,758
Land	244,041	244,041
Buildings and equipment	769,606	754,878
Less: accumulated depreciation	(120,727)	(111,728)
Developments	634,973	488,156
Net property and equipment	3,065,060	2,913,105
Investment in Real Estate and Other Affiliates	67,323	61,021
Net investment in real estate	3,132,383	2,974,126
Cash and cash equivalents	827,087	894,948
Accounts receivable, net	24,259	21,409
Municipal Utility District receivables, net	106,669	125,830
Notes receivable, net	19,051	20,554
Tax indemnity receivable, including interest	322,350	320,494
Deferred expenses, net	51,623	36,567
Prepaid expenses and other assets, net	216,319	173,940
Total assets	$4,699,741	$4,567,868

Liabilities:
Mortgages, notes and loans payable	$1,559,381	$1,514,623
Deferred tax liabilities	92,582	89,365
Warrant liabilities	402,000	305,560
Uncertain tax position liability	131,042	129,183
Accounts payable and accrued expenses	354,091	283,991
Total liabilities	2,539,096	2,322,722

Commitments and Contingencies (see Note 14)

Equity:
Preferred stock: .01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: .01 par value; 150,000,000 shares authorized, 39,630,548 shares issued and outstanding as of March 31, 2014 and 39,576,344 shares issued and outstanding as of December 31, 2013	396	396
Additional paid-in capital	2,831,577	2,829,813
Accumulated deficit	(669,719)	(583,403)
Accumulated other comprehensive loss	(8,156)	(8,222)
Total stockholders’ equity	2,154,098	2,238,584
Noncontrolling interests	6,547	6,562
Total equity	2,160,645	2,245,146
Total liabilities and equity	$4,699,741	$4,567,868

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Revenues:
Master Planned Community land sales	$47,671	$47,226
Builder price participation	4,097	1,275
Minimum rents	20,360	18,926
Tenant recoveries	6,015	5,325
Condominium rights and unit sales	3,126	—
Resort and conference center revenues	9,426	11,104
Other land revenues	2,512	2,802
Other rental and property revenues	5,446	3,433
Total revenues	98,653	90,091
Expenses:
Master Planned Community cost of sales	23,078	25,699
Master Planned Community operations	9,482	8,496
Other property operating costs	17,807	15,520
Rental property real estate taxes	3,740	3,757
Rental property maintenance costs	1,915	1,805
Condominium rights and unit cost of sales	1,571	—
Resort and conference center operations	7,511	7,476
Provision for doubtful accounts	143	429
Demolition costs	2,516	—
General and administrative	16,882	11,171
Other income	(10,448)	—
Depreciation and amortization	10,509	6,444
Total expenses	84,706	80,797

Operating income	13,947	9,294

Interest income	2,188	2,356
Interest expense	(7,321)	(143)
Warrant liability loss	(96,440)	(33,027)
Reduction in tax indemnity receivable	—	(1,904)
Equity in earnings from Real Estate and Other Affiliates	6,068	2,733
Loss before taxes	(81,558)	(20,691)
Provision for income taxes	4,773	2,479
Net loss	(86,331)	(23,170)
Net loss attributable to noncontrolling interests	15	46
Net loss attributable to common stockholders	$(86,316)	$(23,124)

Basic loss per share:	$(2.19)	$(0.59)

Diluted loss per share:	$(2.19)	$(0.59)

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Comprehensive loss, net of tax:
Net loss	$(86,331)	$(23,170)
Other comprehensive income (loss):
Interest rate swaps (a)	199	421
Capitalized swap interest (b)	(133)	(413)
Other comprehensive income	66	8
Comprehensive loss	(86,265)	(23,162)
Comprehensive loss attributable to noncontrolling interests	15	46
Comprehensive loss attributable to common stockholders	$(86,250)	$(23,116)

(a) Net of deferred tax expense of zero and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

(b)  Net of deferred tax benefit of $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

					Accumulated
			Additional		Other
		Common	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
(In thousands, except share amounts)	Shares	Stock	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, January 1, 2013	39,498,912	$395	$2,824,031	$(509,613)	$(9,575)	$5,759	$2,310,997
Net loss		—	—	(23,124)	—	(46)	(23,170)
Adjustment to noncontrolling interest		—	—	—	—	3,750	3,750
Preferred dividend payment on behalf of REIT subsidiary		—	—	—	—	(12)	(12)
Interest rate swaps, net of tax of $80		—	—	—	421	—	421
Capitalized swap interest, net of tax of $198		—	—	—	(413)	—	(413)
Stock plan activity	—	—	1,143	—	—	—	1,143
Balance, March 31, 2013	39,498,912	$395	$2,825,174	$(532,737)	$(9,567)	$9,451	$2,292,716

Balance, January 1, 2014	39,576,344	$396	$2,829,813	$(583,403)	$(8,222)	$6,562	$2,245,146
Net loss		—	—	(86,316)	—	(15)	(86,331)
Interest rate swaps, net of tax of $10		—	—	—	199	—	199
Capitalized swap interest, net of tax of $75		—	—	—	(133)	—	(133)
Stock plan activity	54,204	—	1,764	—	—	—	1,764
Balance, March 31, 2014	39,630,548	$396	$2,831,577	$(669,719)	$(8,156)	$6,547	$2,160,645

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(86,331)	$(23,170)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	9,346	5,483
Amortization	1,163	961
Amortization of deferred financing costs and debt market rate adjustments, net	1,014	144
Amortization of intangibles other than in-place leases	161	260
Straight-line rent amortization	(472)	70
Deferred income taxes	4,465	2,196
Restricted stock and stock option amortization	1,764	1,143
Gain on disposition of asset	(2,373)	—
Warrant liability loss	96,440	33,027
Reduction in tax indemnity receivable	—	1,904
Equity in earnings from Real Estate and Other Affiliates, net of distributions	(3,743)	70
Provision for doubtful accounts	143	429
Master Planned Community development expenditures	(28,434)	(33,329)
Master Planned Community cost of sales	20,815	22,553
Condominium development expenditures	(5,604)	—
Condominium and other cost of sales	1,571	—
Percentage of completion revenue recognition from sale of condominium rights	(3,126)	—
Net changes:
Accounts and notes receivable	19,780	(3,472)
Prepaid expenses and other assets	(38,786)	463
Deferred expenses	(3,093)	2,397
Accounts payable and accrued expenses	38,147	4,940
Other, net	3,378	570
Cash provided by operating activities	26,225	16,639

Cash Flows from Investing Activities:
Property and equipment expenditures	(2,053)	(1,563)
Operating property improvements	(877)	(2,313)
Operating property redevelopments	(137,579)	(40,064)
Investments in Real Estate and Other Affiliates, net	(807)	(1,537)
Proceeds from dispositions	5,500	—
Change in restricted cash	(4,943)	(11,121)
Cash used in investing activities	(140,759)	(56,598)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	48,811	68,313
Principal payments on mortgages, notes and loans payable	(2,138)	(57,003)
Preferred dividend payment on behalf of REIT subsidiary	—	(12)
Cash provided provided by financing activities	46,673	11,298

Net change in cash and cash equivalents	(67,861)	(28,661)
Cash and cash equivalents at beginning of period	894,948	229,197
Cash and cash equivalents at end of period	$827,087	$200,536

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$7,051	$7,348
Interest capitalized	11,281	9,869
Income taxes paid	—	885

Non-Cash Transactions:
Special Improvement District bond transfers associated with land sales	2,259	3,146
Real estate and property expenditures	25,550	17,136

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1        BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”). Such condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements for the year ended December 31, 2013 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the three months ended March 31, 2014 are not necessarily indicative of the results for the full fiscal year.

Management has evaluated all material events occurring subsequent to the date of the condensed consolidated financial statements up to the date and time this Quarterly Report was filed.

NOTE 2        SPONSORS AND MANAGEMENT WARRANTS

On November 9, 2010 (the “Effective Date”), we issued warrants to purchase 8.0 million shares of our common stock to certain of our sponsors (the “Sponsors Warrants”) of which 1.9 million remain outstanding. The initial exercise price for the warrants of $50.00 per share and the number of shares of common stock underlying each warrant are subject to adjustment for future stock dividends, splits or reverse splits of our common stock or certain other events.  The Sponsors Warrants expire on November 9, 2017.

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

The estimated $182.2 million fair value for the Sponsors Warrants representing warrants to purchase 1,916,667 shares and estimated $219.8 million fair value for the Management Warrants representing warrants to purchase 2,862,687 shares outstanding as of March 31, 2014, have been recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsors Warrants and Management Warrants were $141.8 million and $163.8 million, respectively, as of December 31, 2013. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 6 — Fair Value of Financial Instruments. Decreases and increases in the fair value of the Sponsors Warrants and the Management Warrants are recognized as either warrant liability gains or losses, respectively, in the Condensed Consolidated Statements of Operations.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Basic EPS:
Numerator:
Net loss	$(86,331)	$(23,170)
Net loss attributable to noncontrolling interests	15	46
Net loss attributable to common stockholders	$(86,316)	$(23,124)

Denominator:
Weighted average basic common shares outstanding	39,454	39,441

Diluted EPS:
Numerator:
Net loss attributable to common stockholders	$(86,316)	$(23,124)
Less: Warrant liability gain	—	—

Adjusted net income (loss) attributable to common stockholders	$(86,316)	$(23,124)
Denominator:
Weighted average basic common shares outstanding	39,454	39,441
Restricted stock and stock options	—	—
Warrants	—	—
Weighted average diluted common shares outstanding	39,454	39,441

Basic earnings (loss) per share:	$(2.19)	$(0.59)

Diluted earnings (loss) per share:	$(2.19)	$(0.59)

The diluted EPS computation for the three months ended March 31, 2014 excludes 1,024,940 stock options, 176,536 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsors Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti-dilutive.

The diluted EPS computations for the three months ended March 31, 2013 excludes 890,040 stock options, 57,933 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsor Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti-dilutive.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 4                         RECENT TRANSACTIONS

On February 28, 2014, we sold our Redlands Promenade property, consisting of approximately 10 acres of land located in Redlands, California, for $5.5 million. The pre-tax gain recognized on the sale was $2.4 million.

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

Our investment in each of the Real Estate and Other Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the decrease in value of our investment in a Real Estate and Other Affiliate is deemed to be other-than-temporary, our investment in such Real Estate and Other Affiliate is reduced to its estimated fair value.

No impairment charges were recorded during the three months ended March 31, 2014 or 2013. We continually evaluate our strategic alternatives with respect to each of our properties and may revise our strategy from time to time, including our intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, we may decide to sell property that is held for use and the sale price may be less than the carrying amount. As a result, these changes in strategy could result in impairment charges in future periods.

NOTE 6                         FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents, for each of the fair value hierarchy levels required under Accounting Standards Codification (“ASC”) 820, (“ASC 820”) Fair Value Measurement our assets and liabilities that are measured at fair value on a recurring basis.

	March 31, 2014				December 31, 2013
	Fair Value Measurements Using				Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)					(In thousands)
Assets:
Cash equivalents	$200,004	$200,004	$—	$—	$—	$—	$—	$—
Liabilities:
Warrants	402,000	—	—	402,000	305,560	—	—	305,560
Interest rate swaps	3,956	—	3,956	—	4,164	—	4,164	—

Cash equivalents consist primarily of two registered money market mutual funds which invests in United States treasury securities that are valued at the net asset value of the underlying shares in the funds as of the close of business at the end of each period. The fair value approximates carrying value.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) which are our Sponsors and Management Warrants:

	2014	2013
	(In thousands)
Balance as of January 1,	$305,560	$123,573
Warrant liability loss	96,440	33,027
Balance as of March 31,	$402,000	$156,600

The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data. Changes in the fair value of the Sponsors Warrants and the Management Warrants are recognized in earnings as a warrant liability gain or loss.

The significant unobservable input used in the fair value measurement of our warrants designated as Level 3 as of March 31, 2014 is as follows:

	Fair Value	Valuation Technique	Unobservable Input	Volatility
	(In thousands)
Warrants	$402,000	Option Pricing Valuation Model	Expected Volatility (a)	28.3%

(a) Based on the equity volatility of comparable companies.

The expected volatility in the table above is a significant unobservable input used to estimate the fair value of our warrant liabilities. An increase in expected volatility would increase the fair value of the liability, while a decrease in expected volatility would decrease the fair value of the liability.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

	March 31, 2014			December 31, 2013
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and cash equivalents (a)	$627,083	$627,083		$894,948	$894,948
Notes receivable, net	19,051	19,051		20,554	20,554
Tax indemnity receivable, including interest	322,350		(b)	320,494		(b)

Liabilities:
Fixed-rate debt	$971,559	$1,011,965		$971,786	$1,012,461
Variable-rate debt (c)	556,981	556,981		509,737	509,737
SID bonds	30,841	30,616		33,100	32,837
Total mortgages, notes and loans payable	$1,559,381	$1,599,562		$1,514,623	$1,555,035

(a) Consists of bank deposits with original maturities of 90 days or less.

(b) It is not practicable to estimate the fair value of the tax indemnity receivable, including interest, as the timing and ultimate amount received under the agreement is highly dependent on numerous future events that cannot be reliably predicted.

(c) $172.0 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt.

Notes receivable are carried at net realizable value, which approximates fair value. The estimated fair values of these notes receivable are categorized as Level 3 due to certain factors, such as current interest rates, terms of the note and credit worthiness of the borrower.

The fair value of debt in the table above, not including our Senior Notes, was estimated based on a discounted future cash payment model using Level 2 inputs, which includes risk premiums for loans of comparable quality and a risk free rate derived from the current London Interbank Offered Rate (“LIBOR”) or U.S. Treasury obligation interest rates. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The fair value of our Senior Notes included in Fixed-rate debt in the table above was estimated based on quoted market prices for similar issues.

The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value because of the short-term maturity of these instruments.

NOTE 7                         REAL ESTATE AND OTHER AFFILIATES

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

We perform a qualitative assessment of each VIE to determine if we are the primary beneficiary, as required by ASC 810. Under ASC 810, a company concludes that it is the primary beneficiary and consolidates the VIE if the company has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if the company is the primary beneficiary. As required by ASC 810, management’s assessment of whether the company is the primary beneficiary of a VIE is continuously performed.

We account for investments in joint ventures deemed to be VIEs for which we are not considered to be the primary beneficiary but have significant influence using the equity method, and investments in joint ventures where we do not have significant influence over the joint venture’s operations and financial policies, on the cost method. Generally, the operating agreements with respect to our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Our investment in real estate and other affiliates which are reported on the equity and cost methods are as follows:

	Economic/ Legal Ownership		Carrying Value		Share of Earnings/Dividends
	March 31,	December 31,	March 31,	December 31,	Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
	(In percentages)		(In thousands)		(In thousands)
Equity Method Investments:
Circle T Ranch and Power Center	50.00%	50.00%	$9,004	$9,004	$—	$—
HHMK Development, LLC (a)	50.00%	50.00%	13	13	290	—
KR Holdings, LLC (a)	50.00%	50.00%	25,478	19,764	4,009	—
Millennium Woodlands Phase II, LLC (a)	81.43%	81.43%	2,171	2,174	(36)	—
Parcel C (a)	50.00%	50.00%	6,531	5,801	—	—
Stewart Title	50.00%	50.00%	3,736	3,843	93	191
Summerlin Apartments, LLC (a)	50.00%	—	—	—	—	—
Summerlin Las Vegas Baseball Club, LLC (a)	50.00%	50.00%	10,510	10,636	(126)	—
The Metropolitan Downtown Columbia Project (b)	50.00%	50.00%	3,505	3,461	—	—
Woodlands Sarofim #1	20.00%	20.00%	2,582	2,579	57	39
			63,530	57,275	4,287	230
Cost basis investments			3,793	3,746	1,781 (c)	2,503	(c)
Investment in Real Estate and Other Affiliates			$67,323	$61,021	$6,068	$2,733

(a)	Equity method variable interest entities.
(b)	This entity was previously considered a VIE, whose reassessment in 2013 caused it to no longer be considered a VIE. Please refer to the discussion in the section following the table.
(c)	Includes distribution received from Summerlin Hospital Medical Center.

We are not the primary beneficiary of any of the VIEs listed above because we do not have the power to direct activities that most significantly impact the economic performance of such joint ventures and therefore we report our interests on the equity method. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs. The aggregate carrying value of the unconsolidated VIEs was $44.7 million and $38.4 million as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, approximately $81.5 million of indebtedness was secured by the properties owned by our Real Estate Affiliates of which our share was approximately $46.9 million based upon our economic ownership. All of this debt is without recourse to us.

At March 31, 2014, the Company was the primary beneficiary of one VIE which we therefore consolidated. The creditors of the consolidated VIE do not have recourse to the Company’s general credit. As of both March 31, 2014 and December 31, 2013 the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $20.6 million and $0.1 million, respectively. As of December 31, 2013, the carrying values of the assets and liabilities associated with operations of the consolidated VIE were $20.6 million and $0.1 million, respectively. The assets of the VIEs are restricted for use only by the particular VIEs and are not available for our general operations.

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

On September 17, 2012, KR Holdings closed on two $20.0 million non-recourse mezzanine loan commitments with List Island Properties, LLC and A & B Properties, Inc. These loans have a blended interest rate of 12%, were drawn in full on May 15, 2013 and mature on April 30, 2018 with the option to extend for one year. In addition to the mezzanine loans, A & B Properties and List Island Properties both have profit interests in KR Holdings, which entitles them to receive a share of the profits, after a return of our capital plus a 13% preferred return on our capital. A & B Properties’ participation is capped at $3.0 million.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Millennium Woodlands Phase II, LLC

On May 14, 2012, we entered into a joint venture, Millennium Woodlands Phase II, LLC (“Millennium Phase II”), with The Dinerstein Companies, the same joint venture partner in the Millennium Waterway Apartments I project, for the construction of a new 314-unit Class A multi-family complex in The Woodlands Town Center. Our partner is the managing member of Millennium Phase II. As the managing member, our partner controls, directs, manages and administers the affairs of Millennium Phase II. On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million to the joint venture, our partner’s contribution of $3.0 million in cash and a construction loan in the amount of $37.7 million which is guaranteed by our partner. The development of Millennium Phase II further expands our multi-family portfolio in The Woodlands Town Center.

Parcel C

On October 4, 2013, we entered into a joint venture agreement with a local developer, Kettler, Inc. (“Kettler”), to construct a 437-unit, Class A apartment building with 31,000 square feet of ground floor retail on Parcel C in downtown Columbia, Maryland. We contributed approximately five acres of land having an approximate book value of $4.0 million to the joint venture. Our land was valued at $23.4 million or $53,500 per constructed unit. When the venture closes on the construction loan and upon completion of certain other conditions, including obtaining completed site development and construction plans and an approved project budget, our partner will be required to contribute cash to the venture.

Summerlin Apartments, LLC

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment development. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. This project represents the first residential development in Summerlin’s 400-acre downtown and is located within walking distance to The Shops at Summerlin. We will contribute a 5.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture when construction financing closes.  Our partner will contribute cash for their 50% interest, act as the development manager, fund all pre-development activities, obtain construction financing and provide any guarantees required by the lender.  Upon a sale of the property, we are entitled to 100% of the proceeds in excess of an amount determined by applying a 7.0% capitalization rate to NOI. The venture is expected to begin construction in the fall of 2014 with a projected second quarter 2015 opening for the first phase and the final phase being opened by the end of 2015.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Summerlin Las Vegas Baseball Club, LLC

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

The Metropolitan Downtown Columbia Project

On October 27, 2011, we entered into a joint venture, Parcel D Development, LLC (“Parcel D”), with Kettler, to construct a Class A apartment building with ground floor retail space in downtown Columbia, Maryland. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. On July 11, 2013, the joint venture closed a $64.1 million construction loan which is non-recourse to us. The loan bears interest at one-month LIBOR plus 2.4% and matures in July 2020. At loan closing, our land contribution was valued at $53,500 per unit, or $20.3 million, and Kettler contributed $13.3 million in cash, of which $7.0 million was distributed to us. Both we and Kettler made additional contributions of $3.1 million to the joint venture in accordance with the loan agreement, thus increasing our total capital account to $16.4 million. This transaction was accounted for as a partial sale of the land for which we recognized a net profit of $0.7 million.

Upon formation of the joint venture, we determined that Parcel D was a VIE, and that we were not the primary beneficiary. Accordingly, we accounted for our investment in Parcel D using the equity method. Upon closing of the first mortgage construction loan, the entity was recapitalized resulting in a reconsideration of the initial determination of VIE status. As a result of the reconsideration, we determined that Parcel D was no longer considered a VIE. We still account for our investment in Parcel D using the equity method.

Other

Our interest in Westlake Retail Associates, Ltd. (“Circle T Ranch”) and 170 Retail Associates (“Circle T Power Center”), and together with Circle T Ranch, (“Circle T”), located in the Dallas/Fort Worth, Texas area are held through joint venture entities in which we own non-controlling interests. Woodlands Sarofim #1 Ltd. (“Woodlands Sarofim”) industrial buildings and Stewart Title of Montgomery County, Inc. (“Stewart Title”) are reflected in our financial statements as non-consolidated joint ventures and are accounted for on the equity method.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 8        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$971,559	$971,786
Special Improvement District bonds	30,841	33,100
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	556,981	509,737
Total mortgages, notes and loans payable	$1,559,381	$1,514,623

(a) As more fully described below, $172.0 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents our mortgages, notes, and loans payable by property:

			Maximum	Carrying Value
		Interest	Facility	March 31,	December 31,
$ In thousands	Maturity (a)	Rate	Amount	2014	2013
Master Planned Communities
Bridgeland Land Loan (b)	June 2022	5.50%		$18,084	$18,066
Bridgeland Development Loan (c)	June 2015	5.00%	$30,000	—	—
Summerlin West SID Bonds - S808/S810	April 2031	7.13%		8,974	11,168
Summerlin South SID Bonds - S151	June 2025	6.00%		6,625	6,623
Summerlin South SID Bonds - S128C	December 2030	6.05%		5,511	5,511
Summerlin South SID Bonds - S132	December 2020	6.00%		3,895	3,962
Summerlin South SID Bonds - S108	December 2016	5.95%		823	823
Summerlin South SID Bonds - S128	December 2020	7.30%		707	707
Summerlin South SID Bonds - S124	December 2019	5.95%		285	285
The Woodlands Master Credit Facility	August 2018	2.90%	250,000	176,663	176,663
Master Planned Communities Total				221,567	223,808

Operating Assets
70 Columbia Corporate Center (d)	August 2017	4.25%		16,287	16,287
Columbia Regional Building	March 2018	2.15%	23,008	14,926	9,207
One Hughes Landing (e)	November 2017	2.80%	38,000	27,593	19,128
Millennium Waterway Apartments	June 2022	3.75%		55,584	55,584
110 N. Wacker (f)	October 2019	5.21%		29,000	29,000
9303 New Trails	December 2023	4.88%		13,318	13,398
Outlet Collection at Riverwalk	October 2018	2.90%	64,400	14,733	—
The Woodlands Resort & Conference Center	February 2019	3.65%	95,000	45,036	36,100
Victoria Ward (g)	September 2016	3.35%	250,000	238,716	238,716
20/25 Waterway Avenue	May 2022	4.79%		14,450	14,450
3 Waterway Square	August 2028	3.94%		52,000	52,000
4 Waterway Square	December 2023	4.88%		39,004	39,237
Capital lease obligations	Various	3.60%		186	205
Operating Assets Total				560,833	523,312

Strategic Developments
Hughes Landing Retail	December 2018	2.10%	36,575	918	913
Two Hughes Landing (e)	September 2018	2.80%	41,230	9,396	10
One Lake’s Edge	November 2018	2.65%	73,525	—	—
The Shops at Summerlin SID Bonds - S128	December 2030	6.05%		3,569	3,569
The Shops at Summerlin SID Bonds - S108	December 2016	5.95%		452	452
Strategic Developments Total				14,335	4,944

Other Corporate Financing Arrangements	Various	3.00%	22,700	21,052	21,309
Senior Notes	October 2021	6.88%		750,000	750,000

Unamortized underwriting fees				(8,406)	(8,750)
				$1,559,381	$1,514,623

(a)	Maturity date includes any extension periods which can be exercised at our option.
(b)	Loan is fixed at 5.50% through June 2017 and is floating based on three-month LIBOR plus 2.75% thereafter.
(c)

Revolving development loan provides for a maximum of $30.0 million outstanding balance at any one time with all draws not exceeding $140.0 million. The loan bears interest at the greater of 5.00% or LIBOR plus 3.25%.

(d)	On April 15, 2014 this loan was fully repaid using cash on hand. Please refer to Note 16 — Subsequent Events for a description of the repayment.
(e)	Loan bears interest at one-month LIBOR plus 2.65%.
(f)	Loan has a stated interest rate of one-month LIBOR plus 2.25%. The $29.0 million outstanding principal balance is swapped to a 5.21% fixed rate through maturity.
(g)	Loan has a stated interest rate of one-month LIBOR plus 2.50%. $143.0 million of the outstanding principal balance is swapped to a 3.80% fixed rate through maturity.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The weighted average interest rate on our mortgages, notes and loans payable was 5.18% and 5.25% as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, we had $1,559.4 million of mortgages, notes and loans payable. All of the mortgage debt is secured by the individual properties as listed in the table above and is non-recourse to HHC, except for a $7.0 million parent guarantee associated with the 110 N. Wacker mortgage and $14.7 million of construction financing for the Outlet Collection at Riverwalk. The $750.0 million of Senior Notes and $21.1 million of Other Corporate Financing Arrangements are also recourse to us. The Woodlands Master Credit Facility and The Woodlands Resort & Conference Center loans are recourse to the entities that directly own The Woodlands operations. Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Such provisions are not expected to impact our operations in 2014. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance, or a percentage of the loan balance. As of March 31, 2014, land, buildings and equipment and developments in progress with a cost basis of $1.7 billion have been pledged as collateral for our mortgages, notes and loans payable.

As of March 31, 2014, we were in compliance with all of the financial covenants related to our debt agreements.

Master Planned Communities

On August 8, 2013, The Woodlands refinanced its existing Master Credit Facility with a $250.0 million credit facility consisting of a $125.0 million term loan and a $125.0 million revolver (together, the “TWL Facility”). The TWL Facility bears interest at one-month LIBOR plus 2.75% and has an initial three-year term through August 2016 with two, one-year extension options. The extension options require a reduction of the total commitment to $220.0 million for the first extension and $185.0 million for the second extension. The TWL Facility also contains certain covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to us based on a loan-to-value test. There was $73.3 million of undrawn and available borrowing capacity under the TWL Facility based on the collateral underlying the facility and loan covenants as of March 31, 2014.

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

The Summerlin Master Planned Community uses Special Improvement District (“SID”) bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and, although unrated, are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin Master Planned Community pays the debt service on the bonds semi-annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that we previously paid with respect to such proportionate share of the bond.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Operating Assets

On October 24, 2013, we closed on a $64.4 million partial recourse construction loan for the Outlet Collection at Riverwalk. The loan bears interest at one-month LIBOR plus 2.75%, with an initial maturity date of October 24, 2016 with two, one-year extension options.

On August 2, 2013, we refinanced a non-recourse first mortgage financing totaling $52.0 million for the construction of 3 Waterway Square, an 11-story, 232,000 square foot office building in The Woodlands. The loan bears interest at 3.94% and matures on August 11, 2028.

On March 15, 2013, we closed on a non-recourse financing totaling $23.0 million for the redevelopment of The Columbia Regional Building (also known as The Rouse Building), an office building located in Columbia, Maryland. The loan bears interest at prime rate for borrowings of less than $0.5 million. For borrowings over $0.5 million, we elect to use one-month LIBOR plus 2.00%. The loan is interest only through the initial maturity date of March 15, 2016. The loan has two, one-year extension options.

On February 8, 2013, we closed on a $95.0 million non-recourse construction loan which repaid the existing $36.1 million mortgage and provides funding for the redevelopment of The Woodlands Resort & Conference Center. The loan bears interest at one-month LIBOR plus 3.50% and has an initial maturity of February 8, 2016, with three one-year extensions at our option. The loan is secured by a 440-room and 40-acre conference center and resort located within The Woodlands, and requires the maintenance of specified financial ratios after completion of construction.

On November 14, 2012, we closed on a non-recourse financing totaling $38.0 million for the construction of One Hughes Landing, an eight-story, 197,000 square foot office building in The Woodlands. The loan matures on November 14, 2015 and has two, one-year extension options. The loan bears interest at one-month LIBOR plus 2.65%.

On August 15, 2012, we assumed a $16.0 million loan as part of the acquisition of 70 Columbia Corporate Center (“70 CCC”), located in Columbia, MD. The non-recourse, interest only promissory note matures on August 31, 2017, has a fixed rate of 4.25% and is secured by the property. The loan includes a participation right to the lender for 30% of the appreciation in the market value of the property after our 10% cumulative preferred return and repayment of the outstanding debt and our contributed equity. The fair value of the participation obligation is re-measured each quarter and the resulting change in the fair value of the participation right is recorded as interest expense. For the three months ended March 31, 2014, $2.1 million relating to the decrease in the value of the participation right was recorded in interest expense resulting from the repayment of the loan. On April 15, 2014 the loan was repaid in full. See Note 16 — Subsequent Events for further information.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

On December 5, 2011, we obtained a $41.0 million loan for 4 Waterway Square and a $14.0 million loan for 9303 New Trails, both located within The Woodlands. These non-recourse mortgages mature on December 11, 2023 and have fixed interest rates of 4.88%.

On September 30, 2011, we closed on a $250.0 million non-recourse first mortgage financing secured by Ward Village in Honolulu, Hawaii, that bears interest at one-month LIBOR plus 2.50%. The loan may be drawn to a maximum $250.0 million to fund capital expenditures at the property, provided that the outstanding principal balance cannot exceed 65% of the property’s appraised value, and the borrowers are required to have a minimum 10.0% debt yield to draw additional loan proceeds under the facility. The loan permits partial repayment during its term in connection with property releases for development. In the third quarter of 2013, certain properties securing the loan were approved for condominium development. As a result, the properties were removed from the collateral pool and a minor principal paydown of the loan was required. The loan matures on September 29, 2016, and $143.0 million of the principal balance was swapped to a 3.80% fixed rate for the term of the loan. The unused portion of this mortgage was $11.3 million as of March 31, 2014.

On May 10, 2011, we closed a $29.0 million first mortgage financing secured by our office building located at 110 N. Wacker Drive in Chicago, IL. The loan term is coterminous with the expiration of the first term of the existing tenant’s lease. The loan has an interest-only period through April 2015 and, thereafter, amortizes ratably to $12.0 million through maturity on October 31, 2019. We provided a $7.0 million repayment guarantee for the loan, which is reduced on a dollar for dollar basis during the amortization period.

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

Corporate

On October 2, 2013, we issued $750.0 million in aggregate principal amount of 6.875% Senior Notes due 2021 (the “Senior Notes”) and raised approximately $741.3 million of net cash proceeds. Interest is payable semiannually, on April 1 and October 1 of each year starting in April 2014. At any time prior to October 1, 2016, we may redeem up to 35% of the Senior Notes at a price equal to 106.875% using the proceeds from equity offerings. We may redeem all or part of the Senior Notes at any time on or after October 1, 2016 with a declining call premium thereafter to maturity. The Senior Notes contain customary terms and covenants for non-investment grade senior notes and have no maintenance covenants.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2014, the ineffective portion recorded in earnings was insignificant.

As of March 31, 2014, we had gross notional amounts of $172.0 million for interest rate swaps and a $100.0 million interest rate cap that were designated as cash flow hedges of interest rate risk. The fair value of the interest rate cap derivative was insignificant.

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that an additional $2.4 million will be reclassified as an increase to interest expense.

The table below presents the fair value of our derivative financial instruments which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets:

	March 31,	December 31,
	2014	2013
	(In thousands)
Interest Rate Swaps	$3,956	$4,164
Total derivatives designated as hedging instruments	$3,956	$4,164

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013
Cash Flow Hedges	Amount of Loss Recognized in OCI	Amount of Loss Recognized in OCI	Location of Loss Reclassified from AOCI into Earnings	Amount of Loss Reclassified from AOCI into Earnings	Amount of Loss Reclassified from AOCI into Earnings
	(In thousands)			(In thousands)

Interest Rate Swaps	$(342)	$(98)	Interest Expense	$(541)	$(519)
	$(342)	$(98)		$(541)	$(519)

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 10                                    INCOME TAXES

Several of our subsidiaries are involved in a dispute with the IRS relating to years in which those subsidiaries were owned by General Growth Properties (“GGP”), and in connection therewith, GGP has provided us with an indemnity against certain potential tax liabilities. Pursuant to the Tax Matters Agreement, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the “Tax Indemnity”), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010 (“MPC Taxes”), in an amount up to $303.8 million, plus interest and penalties related to these amounts (the “Indemnity Cap”) so long as GGP controls the action in the United States Tax Court (the “Tax Court”) related to the dispute with the IRS as described below. We recorded the Tax Indemnity receivable at the Indemnity Cap amount as of the spinoff date. The unrecognized tax benefits and related accrued interest recorded through March 31, 2014 are primarily related to the taxes that are the subject of the Tax Indemnity. We have recorded interest income receivable on the Tax Indemnity receivable in the amounts of $40.5 million and $38.6 million as of March 31, 2014 and December 31, 2013, respectively.

The timing of the utilization of the tax assets attributable to indemnified and non-indemnified gains results in changes to the Tax Indemnity receivable and is dependent on numerous future events, such as the timing of recognition of indemnified and non-indemnified gains, the amount of each type of gain recognized in each year, the use of specific deductions and the ultimate amount of indemnified gains recognized. These non-cash changes could be material to our financial statements.  Resolution of the Tax Court case noted below could also result in material changes to the Master Planned Community deferred gains and the timing of utilization of the tax assets, both of which could result in changes to the Tax Indemnity receivable.  We record the Tax Indemnity receivable based on the amounts indemnified which are determined in accordance with the provisions set forth in ASC 740 (“ASC 740”) Income Taxes.

During the three months ended March 31, 2014, the tax indemnity receivable increased by $1.9 million. This increase was due to the increase in the related interest income of $1.9 million. There is no remeasurement income or loss in the quarter ended March 31, 2014.

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

Unrecognized tax benefits recorded pursuant to uncertain tax positions were $90.5 million as of March 31, 2014 and December 31, 2013, excluding interest, of which this entire amount would not impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $40.5 million and $38.7 million as of March 31, 2014 and December 31, 2013, respectively. We recognized an increase in interest expense related to the unrecognized tax benefits of $1.9 million for the three months ended March 31, 2014. A significant amount of the unrecognized tax benefits recorded in the financial statements are related to the Tax Court litigation and are expected to be resolved within the next 12 months.

We file a consolidated corporate tax return which includes all of our subsidiaries with the exception of Victoria Ward, Limited (“Ward”), substantially all of which is owned by us. Ward elected to be taxed as a REIT, commencing with the taxable year beginning January 1, 2002. Ward has satisfied the REIT distribution requirements for 2013. In connection with the planned condominium development of Ward that was approved by the Hawaii Real Estate Commission during the fourth quarter of 2013, the Company now intends to revoke the REIT election within the next few years, before future phases of condominium development commence. As a result of our intention to revoke the REIT status, we recorded deferred tax liabilities in the fourth quarter 2013 of $48.0 million for book and tax basis differences that we no longer expect to reverse while Victoria Ward Limited is a REIT.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 11                                          STOCK-BASED PLANS

Our stock based plans are described, and informational disclosures are provided, in the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2013.

Stock Options

The following table summarizes our stock option plan:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at January 1, 2014	965,440	$64.57
Granted	63,000	144.38
Forfeited	(3,500)	61.30
Stock Options outstanding at March 31, 2014	1,024,940	$69.49

In February 2014, certain employees were granted stock options, half of which cliff vest on December 31, 2018. The remaining options also cliff vest on December 31, 2018, however, the amount of options are diminished if certain prescribed shareholder return hurdles are not met. Option grantees must be employed by the Company on the vesting date to be eligible to receive the award.

Restricted Stock

Restricted stock awards issued under the Equity Plan provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed as established by the Committee. For the three months ended March 31, 2014, compensation expense of $0.8 million is included in general and administrative expense related to restricted stock awards. The balance of unamortized restricted stock expense as of March 31, 2014 was $12.4 million, which is expected to be recognized over a weighted-average period of 4.11 years.

The following table summarizes restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at January 1, 2014	122,332	$75.21
Granted	54,204	123.43
Vested	—	—
Restricted Stock outstanding at March 31, 2014	176,536	$90.01

In addition to the granting of restricted stock to certain members of management, we award restricted stock to our non-employee directors as part of their annual retainer. The restriction on the non-employee director shares lapse in May of each year. In February 2014, certain employees were granted restricted stock, half of which cliff vest on December 31, 2018. The remaining restricted stock awards also cliff vest on December 31, 2018, however, the amount of restricted stock awards are diminished if certain prescribed shareholder return hurdles are not met. Generally, upon termination of employment, the restricted shares that have not vested are forfeited.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 12                                    OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of prepaid expenses and other assets.

	March 31,	December 31,
	2014	2013
	(In thousands)
Special Improvement District receivable	$39,712	$39,688
Equipment, net of accumulated depreciation of $1.1 million and $0.7 million, respectively	21,551	21,978
Tenant incentives and other receivables	5,750	6,757
Federal income tax receivable	6,099	6,053
Prepaid expenses	8,528	4,744
Below-market ground leases	19,917	20,002
Condominium deposits	50,232	12,405
Security and escrow deposits	32,762	28,082
Above-market tenant leases	1,042	1,095
Uncertain tax position asset	14,178	13,528
In-place leases	8,755	9,306
Intangibles	3,683	3,714
Other	4,110	6,588
	$216,319	$173,940

The $42.4 million increase as of March 31, 2014 compared to December 31, 2013 primarily relates to the increase of $37.8 million in restricted condominium cash deposits for the two new market rate towers at Ward Village for which we began public sales on February 1, 2014.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of accounts payable and accrued expenses.

	March 31,	December 31,
	2014	2013
	(In thousands)
Construction payables	$140,724	$106,741
Accounts payable and accrued expenses	37,770	46,998
Condominium deposits	50,232	12,405
Membership deposits	26,167	24,830
Above-market ground leases	2,391	2,431
Deferred income	23,893	18,963
Accrued interest	28,338	17,463
Accrued real estate taxes	4,811	8,581
Tenant and other deposits	10,374	9,490
Insurance reserve	577	1,417
Accrued payroll and other employee liabilities	7,919	15,666
Special assessment	2,603	4,164
Interest rate swaps	3,956	2,603
Other	14,336	12,239
	$354,091	$283,991

The $70.1 million increase as of March 31, 2014 compared to December 31, 2013 is primarily due to the increase of $37.8 million in condominium deposits for the two new market rate towers at Ward Village and a $34.0 million increase in construction payables primarily due to increased development activities at The Shops at Summerlin, The Woodlands Resort & Conference Center, Outlet Collection at Riverwalk, South Street Seaport and One Hughes Landing.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 13                                    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes AOCI for the period indicated:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)

For the Three Months Ended March 31, 2014

Gains and Losses on Cash Flow Hedges
(In Thousands)
Balance as of January 1, 2014	$(8,222)

Other comprehensive income before reclassifications	(475)
Amounts reclassified from accumulated other comprehensive loss	541
Net current-period other comprehensive income	66
Balance as of March 31, 2014	$(8,156)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to profit (loss).

The following table summarizes the amounts reclassified out of AOCI for the period indicated:

Reclassifications out of Accumulated Other Comprehensive Income (Loss) (a)

For the period ended March 31, 2014

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	Affected line item in the Statement of Operations
	(In Thousands)
Gains and losses on cash flow hedges
Interest rate swap contracts	$(614)	Interest expense
	73	Provision for income taxes
Total reclassifications for the period	$(541)	Net of tax

(a) Amounts in parentheses indicate debits to profit (loss).

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

We had outstanding letters of credit and surety bonds of $53.1 million and $58.7 million as of March 31, 2014 and December 31, 2013, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

On June 27, 2013, the City of New York executed the amended and restated ground lease for South Street Seaport. The restated lease terms provide for annual fixed rent of $1.2 million starting July 1, 2013 with an expiration of December 30, 2072, including our option to extend. The annual rent escalates 3.0% compounded annually. In addition to the annual base rent of $1.2 million, we are required to make annual payments of $210,000 as additional rent through the term of the lease. The additional rent escalates annually based on the Consumer Price Index. We are entitled to a total rent credit of $1.5 million, to be taken monthly over a 30-month period. Simultaneously with the execution of the lease, we executed a completion guaranty for the redevelopment of Pier 17. The completion guaranty requires us to perform certain obligations under the lease, including the commencement of construction by October 1, 2013 with a scheduled completion date in 2016.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In the fourth quarter of 2012, the Uplands portion of South Street Seaport suffered damage due to flooding as a result of Superstorm Sandy. Reconstruction efforts are ongoing and the property is only partially operating. We have received $28.3 million in insurance proceeds through March 31, 2014 at South Street Seaport related to our claim of which we have recognized $20.0 million in Other income to date, including $7.8 million during the three months ended March 31, 2014. We believe that our insurance will reimburse substantially all of the costs of repairing the property and will also compensate us for substantially all lost income resulting from the storm.

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

•                  Operating Assets — includes retail, office and industrial properties, a multi-family property, The Woodlands Resort & Conference Center and other real estate investments. These assets are currently generating revenues, and we believe there is an opportunity to redevelop or reposition many of these assets to improve operating performance.

•                  Strategic Developments — includes all properties held for development or redevelopment which have no substantial operations.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The assets included in each segment as of March 31, 2014, are contained in the following chart:

Master Planned	Operating Assets		Strategic Developments
Communities

	Retail	Office / Other	Under Construction
• Bridgeland	• Cottonwood Square	• Arizona 2 Lease *	• Creekside Village Green	• Alameda Plaza
• Maryland Communities	• Landmark Mall	• 70 Columbia Corporate Center	• ExxonMobil Build-to-Suit	• AllenTowne
• Summerlin	• Park West	• Columbia Office Properties ****	• Hughes Landing Retail	• Bridges at Mint Hill
• The Woodlands	• Outlet Collection at Riverwalk	• Golf Courses at Summerlin	• Millennium Woodlands Phase II, LLC **	• Century Plaza Mall
	• South Street Seaport	and TPC Las Vegas (participation interest)	• ONE Ala Moana ***	• Circle T Ranch and Power Center **
	• Ward Village	• 2201 Lake Woodlands Drive	• One Lake’s Edge	• Cottonwood Mall
	• 20/25 Waterway Avenue	• Millennium Waterway Apartments	• The Metropolitan Downtown	• Elk Grove Promenade
	• Waterway Garage Retail	• 9303 New Trails Office	Columbia Project **	• 80% Interest in Fashion
		• 110 N Wacker	• 3831 Technology Forest Drive	Show Air Rights
		• One Hughes Landing	• The Shops at Summerlin	• Kendall Town Center
		• Stewart Title of Montgomery County, TX **	• Two Hughes Landing	• Lakemoor (Volo) Land
		• Summerlin Hospital Medical Center **		• Maui Ranch Land
		• Summerlin Las Vegas Baseball Club **		• Parcel C **
		• The Club at Carlton Woods		• Redlands Mall
		• The Woodlands Resort &		• Summerlin Apartments, LLC **
		Conference Center (under construction)		• West Windsor
• Woodlands Sarofim #1 **
• 1400 Woodloch Forest
• Waterway Square Garage
• 3 Waterway Square Office
• 4 Waterway Square Office

*	Notes receivable.
**	An equity or cost method investment.
***	Asset consists of two equity method investments.
****	Includes the Columbia Regional Building which is under construction.

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

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, other income, corporate interest income, corporate interest and depreciation expense, provision for income taxes, warrant liability loss and the reduction in tax indemnity receivable. We present REP EBT because we use this measure, among others, internally to assess the operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Segment operating results are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Master Planned Communities
Land sales	$47,671	$47,226
Builder price participation	4,097	1,275
Minimum rents	197	195
Other land revenues	2,504	2,802
Other rental and property revenues	67	—
Total revenues	54,536	51,498

Cost of sales - land	23,078	25,699
Land sales operations	7,304	6,953
Land sales real estate and business taxes	1,954	1,543
Depreciation and amortization	100	7
Interest income	(57)	(15)
Interest expense (*)	(5,066)	(5,960)
Total expenses	27,313	28,227
MPC EBT	27,223	23,271

Operating Assets
Minimum rents	19,900	18,511
Tenant recoveries	5,884	5,252
Resort and conference center revenues	9,426	11,104
Other rental and property revenues	5,110	3,433
Total revenues	40,320	38,300

Other property operating costs	15,260	14,965
Rental property real estate taxes	3,107	2,983
Rental property maintenance costs	1,800	1,656
Resort and conference center operations	7,511	7,476
Provision for doubtful accounts	143	429
Demolition costs	2,494	—
Depreciation and amortization	9,010	6,118
Interest income	(119)	(46)
Interest expense	2,044	6,805
Equity in Earnings from Real Estate and Other Affiliates	(1,805)	(2,733)
Total expenses	39,445	37,653
Operating Assets EBT	875	647

Strategic Developments
Minimum rents	263	220
Tenant recoveries	131	73
Condominium rights and unit sales	3,126	—
Other land revenues	8	—
Other rental and property revenues	269	—
Total revenues	3,797	293

Condominium rights and unit cost of sales	1,571	—
Other property operating costs	2,771	555
Real estate taxes	633	774
Rental property maintenance costs	115	149
Provision for doubtful accounts	—	—
Demolition costs	22	—
Depreciation and amortization	424	43
Other income	(2,373)	—
Interest expense (*)	(2,649)	(287)
Equity in Earnings from Real Estate and Other Affiliates	(4,263)	—
Total expenses	(3,749)	1,234
Strategic Developments EBT	7,546	(941)
REP EBT	$35,644	$22,977

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following reconciles REP EBT to GAAP-basis net income (loss):

Reconciliation of REP EBT to GAAP-net	Three Months Ended March 31,
income (loss)	2014	2013
	(In thousands)

REP EBT	$35,644	$22,977
General and administrative	(16,882)	(11,171)
Corporate interest (expense)/income, net	(10,980)	2,710
Warrant liability loss	(96,440)	(33,027)
Provision for income taxes	(4,773)	(2,479)
Reduction in tax indemnity receivable	—	(1,904)
Other income	8,075	—
Corporate depreciation	(975)	(276)
Net loss	$(86,331)	$(23,170)

The following reconciles segment revenue to GAAP-basis consolidated revenues:

Reconciliation of Segment Basis Revenues to	Three Months Ended March 31,
GAAP Revenues	2014	2013
	(In thousands)

Master Planned Communities	$54,536	$51,498
Operating Assets	40,320	38,300
Strategic Developments	3,797	293
Total revenues	$98,653	$90,091

The assets by segment and the reconciliation of total segment assets to the total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Master Planned Communities	$1,749,030	$1,760,639
Operating Assets (a)	1,170,079	1,158,337
Strategic Developments	658,317	462,525
Total segment assets	3,577,426	3,381,501
Corporate and other (b)	1,122,315	1,186,367
Total assets	$4,699,741	$4,567,868

(a)         Certain assets included in our Operating Assets segment are in various stages of redevelopment and are included in Developments on our Condensed Consolidated Balance Sheets.

(b)         Assets included in Corporate and other consist primarily of Cash and cash equivalents and the Tax Indemnity receivable, including accrued interest.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

A portion of the tax indemnification asset in the amount of $185.7 million was incorrectly included in the Operating Assets segment at December 31, 2013 rather than the Corporate segment. The amounts in the table above at December 31, 2013 have been corrected to appropriately include the entire tax indemnification asset of $320.5 million in the Corporate segment.

The increase in the Strategic Developments segment’s asset balance as of March 31, 2014 of $195.8 million compared to December 31, 2013 is primarily due to $37.8 million of deposits collected on the sale of condominium units for both our market rate towers at Ward Village, $18.0 million in buildings and equipment from the completion of the transformation of the IBM building at Ward Village into an information center and sales gallery and development and other costs of $72.8 million for The Shops at Summerlin, $10.0 million for Hughes Landing multi-family and $16.7 million for Ward Village.

NOTE 16                  SUBSEQUENT EVENTS

On April 15, 2014, we paid $17.0 million cash in full satisfaction of the $16.0 million loan that we assumed as part of the acquisition of 70 Columbia Corporate Center (“70 CCC”) in August 2012. The non-recourse, interest only promissory note was due to mature on August 31, 2017, and included a participation right to the lender for 30% of the appreciation in the market value of the property after our 10% cumulative preferred return and repayment of the outstanding debt and our contributed equity. The final payment included approximately $0.7 million of this participation right based upon $28.0 million appraised value for the property. We intend to seek long-term mortgage financing for this asset.

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

There are several factors, many beyond our control, which could cause results to differ materially from our expectations. These risk factors are described in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”) and are incorporated herein by reference.  Any factor could, by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There may also be other factors that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report.  Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income, corporate interest and depreciation expense, provision for income taxes, warrant liability gain (loss), other income and the changes in tax indemnity receivable. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service existing and obtain additional debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.  A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 15 — Segments.

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

•      any cash requirements for replacement of depreciated or amortized assets or that these assets have different useful lives; and

•      limitations on, or costs related to, transferring earnings from our Real Estate Affiliates to us.

Operating Assets Net Operating Income

We believe that net operating income (“NOI”) is a useful supplemental measure of the performance of our Operating Assets because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs. We define NOI as revenues (rental income, tenant recoveries and other income) less expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI also excludes straight line rents and tenant incentives amortization, net interest expense, ground rent, demolition costs, amortization, depreciation and equity in earnings from Real Estate Affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns.

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

Results of Operations

Consolidated revenues for the three months ended March 31, 2014 increased $8.6 million compared to the same period in 2013, primarily due to higher revenues in our MPCs and Strategic Developments segments. MPC builder price participation revenues increased $2.8 million for the three months ended March 31, 2014 compared to the same period in 2013, due to increased demand for home sales at higher prices in Summerlin and higher home sales prices in The Woodlands. Strategic Developments revenue increased $3.5 million for the three months ended March 31, 2014 compared to the same period in 2013, due to the recognition during the first quarter of 2014 of deferred revenue from the sale of our ONE Ala Moana condominium air rights into a 50/50 joint venture in the second quarter 2013.

The net loss attributable to common stockholders was $86.3 million, or $2.19 loss per diluted share, for the three months ended March 31, 2014 compared to a net loss attributable to common stockholders of $23.1 million, or $0.59 loss per diluted share, for the same period in 2013. The $63.2 million higher net loss for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to a warrant liability loss of $96.4 million for the three months ended March 31, 2014 compared to a warrant liability loss of $33.0 million for the same period in 2013, higher corporate net interest expense of $13.7 million and general and administrative expenses of $5.7 million offset by other income of $7.8 million from South Street Seaport insurance proceeds and higher earnings of $8.5 million and $4.0 million from the Strategic Development and MPC segments, respectively.

Segment Operations

Please refer to Note 15 - Segments for additional information including reconciliations of our segment basis results to generally accepted accounting principles (“GAAP”) basis results.

Master Planned Communities Segment

MPC revenues vary between periods based on economic conditions and several factors such as, but not limited to, location, availability of land for sale, development density and residential or commercial use. Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for our superpad sites and lots; therefore, we use this statistic in the discussion of our MPCs below. Net new home sales reflect home sales made by home builders, less cancelations. Cancelations occur when a home buyer signs a contract to purchase a home, but later fails to qualify for a home mortgage or is unable to provide an adequate down payment to complete the home sale. Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized project costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition and development costs, less adjustments for previous impairment charges. Development expenditures are capitalized and generally not reflected in the Condensed Consolidated Statements of Operations in the current year.

MPC sales for the three months ended March 30, 2014 and 2013 is summarized as follows:

	MPC Sales Summary
	Land Sales		Acres Sold		Number of Lots/Units		Price per Acre		Price per Lot/Units
	Three Months Ended March 31,
($ in thousands)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013

Columbia
No land sales

Bridgeland
Residential
Single family - detached	$136	$3,589	0.5	12.0	3	52	$272	$299	$45	$69

Summerlin
Residential
Superpad sites	16,281	21,075	31.3	89.4	121	401	520	236	135	53
Custom lots	5,036	1,007	3.8	1.2	8	2	1,325	839	630	504
Single family - detached	4,800	6,099	6.9	8.4	25	63	696	726	192	97
Commercial
Not-for-profit	2,250	—	10.0	—	—	—	225	—	—	—
	28,367	28,181	52.0	99.0	154	466	546	285	170	60

The Woodlands
Residential
Single family - detached	17,271	12,231	23.8	25.2	83	112	726	485	208	109
Single family - attached	938	702	1.4	1.7	14	18	670	413	67	39
	18,209	12,933	25.2	26.9	97	130	723	481	188	99
Total acreage sales revenue	46,712	44,703	77.7	137.9	254	648
Deferred revenue*	(1,658)	(1,604)
Special Improvement District revenue*	2,617	4,127
Total land sales revenue - GAAP basis	$47,671	$47,226

* Applicable exclusively to Summerlin

MPC land sales, including Special Improvement District (“SID”) transfers and reimbursements and deferred revenue adjustments, increased 0.9%, or $0.4 million, to $47.7 million for the three months ended March 31, 2014 compared to $47.2 million for the same period in 2013. Land sales increased 40.8%, or $5.3 million, to $18.2 million at The Woodlands for the three months ended March 31, 2014 compared to the same period in 2013, offset by a decrease in land sales of $3.5 million and $1.4 million at Bridgeland and Summerlin, respectively, compared to the same period in 2013. The increase in residential land sales at The Woodlands is primarily due to strong economic conditions and homebuilder demand for lots at prices that are approximately 89.9% higher in the first quarter of 2014 compared to the same period in 2013. Bridgeland lot sales were lower in the first quarter of 2014 as compared to the same period in 2013 as a result of a lack of lot inventory because we could not develop lots in 2013 pending receipt of a wetlands permit. On February 27, 2014, we received the wetlands permit and expect to begin delivering new finished lots by mid-2014. Summerlin’s land sales revenues remained relatively unchanged for the first quarter of 2014 compared to the same period in 2013 as a result of per acre pricing that is 91.6% higher, due primarily to low lot inventory levels in the Las Vegas market, offset by lower acreage sold in the first quarter 2014 compared to the first quarter 2013.

For large MPCs such as ours, sales prices on a per lot basis and per acre basis generally increase as the size of the developed lot grows. This is because smaller lots are more commodity-like and larger lots may have more unique features. Additionally, the average homebuyer finds more competition for new and resale homes on the lower end of the price range in the broader residential market. As lot sizes and prices increase, the number of potential customers and developers decreases. Barring a softening in market conditions, when a MPC reaches the level whereby land is scarce, pricing begins to escalate on a per lot and per acre basis due to a scarcity premium resulting from the market's realization that new home site inventory will be depleted.

The Woodlands and Bridgeland

The Woodlands land sales increased $5.3 million, or 40.8% to $18.2 million for the three months ended March 31, 2014 compared to $12.9 million for the same period in 2013. The increase was due to the increase in the average lot price as there were fewer acres sold during the first quarter 2014 compared to the first quarter 2013. The average price per acre at The Woodlands increased 50.3%, or $242,000 to $723,000 for the three months ended March 31, 2014 compared to $481,000 for the same period in 2013. The average lot price increased 89.9%, or $89,000, to $188,000 for the three months ended March 31, 2014 compared to $99,000 for the same period in 2013.

Bridgeland’s land sales decreased $3.5 million to $0.1 million for the three months ended March 31, 2014 compared to $3.6 million for the same period in 2013. The decrease in lot sales revenues for the three months ended March 31, 2014, compared to the same period in 2013 relates primarily to the lack of finished lot inventory. Bridgeland’s finished lot inventory is expected to increase significantly during 2014 due to receiving the wetlands permit as discussed above. We recently received bids from homebuilders for the sale of 509 lots at an average price of $90,000 per lot, or approximately 17.4% higher than the average finished lot prices during 2013, of which we currently expect 448 lots to close in 2014.

We expect the completion of construction of the Grand Parkway to positively impact the surrounding areas. The Grand Parkway is an approximate 180-mile circumferential highway traversing seven counties and encircling the Greater Houston region. The new 385-acre ExxonMobil campus is located just south of The Woodlands and is in close proximity to the Grand Parkway. The segment connecting Bridgeland to I-45 near the ExxonMobil campus is expected to be completed by late 2015. The ExxonMobil campus is expected to include approximately 20 buildings, representing three million square feet of space, and we believe it is one of the largest construction projects currently under way in the United States. Additionally, ExxonMobil began relocating employees to its new location in March 2014 and will continue with relocation continuing into 2015. Upon completion of the relocation, ExxonMobil expects approximately 10,000 employees will be employed at the new campus. The direct and indirect jobs related to this relocation are positively impacting The Woodlands and Bridgeland due to increased housing demand, as well as commercial space needs for companies servicing ExxonMobil.

As more fully discussed in the Strategic Developments segment, ExxonMobil has pre-leased 478,000 square feet in two Class A office buildings currently under construction at Hughes Landing in The Woodlands.

Summerlin

Summerlin’s land sales revenue increased $0.2 million, or 0.7% to $28.4 million for the three months ended March 31, 2014 compared to $28.2 million for the same period in 2013, comprised of a 120.3% increase in average price per superpad acre sold and 47.5% lower acreage volume. First quarter 2014 volume decreased due to timing of the development and delivery of parcels for sale. Homebuilder demand for land in Summerlin remains strong, and our strategy is to manage the development and delivery of parcels for sale to increase the long-term value of the project. Superpad sites are generally 20 to 25 acre parcels of unimproved land where we develop and construct the major utilities (water, sewer and drainage) and roads to the borders of the parcel and the homebuilder completes the on-site utilities, roads and finished lots. The average price per superpad acre increased $284,000 to $520,000 for the three months ended March 31, 2014 compared to $236,000 for the same period in 2013. The increase in average price per acre is primarily due to a scarcity of attractive developable residential land in the Las Vegas market and the continued strong growth in demand for new housing.

Summerlin had 109 new home sales for the three months ended March 31, 2014, representing a 31.9% decrease compared to the 160 new home sales for the same period in 2013. This decrease is the result of a temporary lack of moderately priced homes available in Summerlin, as well as a limited number of product choices.  Homebuilders in Summerlin are currently working to bring several new neighborhoods online in 2014 that will greatly increase the range of product choices and price points available to homebuyers.

Total revenues and expenses for the MPC segment are summarized as follows:

Master Planned Communities Revenues and Expenses  (*)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Land sales	$47,671	$47,226
Builder price participation	4,097	1,275
Other land revenues and minimum rents	2,768	2,997
Total revenues	54,536	51,498

Cost of sales - land	23,078	25,699
Land sales operations	9,258	8,496
Depreciation and amortization	100	7
Interest expense, net	(5,123)	(5,975)
Total expenses	27,313	28,227
MPC REP EBT	$27,223	$23,271

(*)  For a detailed breakdown of our MPC segment EBT, please refer to Note 15 - Segments of our Condensed Consolidated Financial Statements.

Builder price participation represents the contractual amount we collect from home builders when the homes they have constructed sell for greater than an agreed upon amount when the land was sold to them. Builder price participation increased $2.8 million for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to more home closings at higher prices at Summerlin and The Woodlands.

Cost of sales - land decreased $2.6 million for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to increased margins at Summerlin as a result of achieving higher per-acre prices on all superpads sold, and higher margins at The Woodlands as a result of the new competitive bid process that began in 2012. Our total land sales gross margins, which include builder price participation, increased to 55.4% for the three months ended March 31, 2014 compared to 47.0% for the same period in 2013. The increase in gross margin relates primarily to higher lot prices at The Woodlands and Summerlin and higher builder price participation.

Land sales operations increased $0.8 million for the three months ended March 31, 2014 compared to the same period in 2013. The majority of this increase is attributable to higher legal fees in The Woodlands and higher real estate taxes in The Woodlands and Summerlin due to retail lot prices increasing.

Interest expense, net reflects the amount of interest from other segments that is capitalized at the project level. The primary reason for the $0.9 million decrease for the three months ended March 31, 2014, compared to the same period in 2013 is due to the transfer of land from the MPC segment to the Strategic Developments segment related to our internally developed projects resulting in a lower basis for interest capitalization.

In addition to REP EBT for the MPCs, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 15 - Segments. The following table sets forth the MPC Net Contribution for the three months ended March 31, 2014 and 2013. MPC Net Contribution is defined as MPC REP EBT, plus MPC cost of sales and depreciation and amortization reduced by MPC development and acquisition expenditures.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
MPC REP EBT (*)	$27,223	$23,271
Plus:
Cost of sales - land	23,078	25,699
Depreciation and amortization	100	7
Less:
MPC land/residential development and acquisitions expenditures	28,434	33,329
MPC Net Contribution	$21,967	$15,648

(*)  For a detailed breakdown of our MPC segment EBT, please refer to Note 15 - Segments of our Condensed Consolidated Financial Statements.

The MPC Net Contribution increased by $6.3 million for the three months ended March 31, 2014 compared to the same period in 2013. The increase was primarily attributable to higher builder price participation revenues at Summerlin and The Woodlands, as well as a reduction in net development costs due to increased MUD reimbursements at The Woodlands in the first quarter 2014 compared to the first quarter 2013.

Operating Assets Segment

These assets typically generate rental revenues sufficient to cover their operating costs except when a substantial portion, or all, of the property is being redeveloped or vacated for development. Variances between years in net operating income typically result from changes in rental rates, occupancy, tenant mix and operating expenses. The table below shows NOI for our Operating Assets. We view NOI as an important measure of the operating performance of our Operating Assets. Beginning in the first quarter 2014, we reclassified certain retail Operating Assets that are substantially shutdown due to redevelopment-related construction activities underway to the Redevelopments section in the table below.

Operating Assets NOI and REP EBT

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Retail
Cottonwood Square	$153	$100
Landmark Mall (a)	549	143
Park West	564	283
Ward Village (b)	5,629	5,979
20/25 Waterway Avenue	421	314
Waterway Garage Retail	168	(13)
Total Retail	7,484	6,806
Office
70 Columbia Corporate Center	144	52
Columbia Office Properties (c)	88	392
2201 Lake Woodlands Drive	(33)	42
One Hughes Landing (d)	469	—
9303 New Trails	467	477
110 N. Wacker	1,520	1,496
4 Waterway Square	1,441	1,601
3 Waterway Square (d)	1,567	—
1400 Woodloch Forest	240	382
Total Office	5,903	4,442

Millennium Waterway Apartments	1,060	1,196
The Woodlands Resort & Conference Center (e)	1,915	3,628
Total Retail, Office, Multi-family, Resort & Conference Center	16,362	16,072

The Club at Carlton Woods (f)	(1,213)	(1,118)
The Woodlands Ground leases	110	103
The Woodlands Parking Garages	(179)	(164)
Other Properties	280	(64)
Total Other	(1,002)	(1,243)
Operating Assets NOI - Consolidated and Owned as of March 31, 2014	15,360	14,829

Redevelopments
Outlet Collection at Riverwalk	(252)	(433)
South Street Seaport (g)	(2,222)	(1,661)
Total Operating Asset Redevelopments	(2,474)	(2,094)

Dispositions
Rio West Mall (h)	49	346
Total Operating Asset Dispositions	49	346
Total Operating Assets NOI - Consolidated	12,935	13,081

Straight-line lease amortization	(436)	(177)
Demolition costs	(2,494)	—
Depreciation and amortization	(9,010)	(6,118)
Write-off of lease intangibles and other	—	(2,113)
Equity in earnings from Real Estate Affiliates	1,805	2,733
Interest, net	(1,925)	(6,759)
Total Operating Assets REP EBT (i)	$875	$647

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating Assets NOI - Equity and Cost Method Investments
Stewart Title (title company)	$198	$399
Summerlin Baseball Club Member, LLC	(247)	—
Woodlands Sarofim # 1	401	317
Total NOI - equity investees	352	716

Adjustments to NOI (j)	(31)	(33)
Equity Method Investments REP EBT	321	683
Less: Joint Venture Partner’s Share of REP EBT	(297)	(453)
Equity in earnings from Real Estate and Other Affiliates	24	230

Distributions from Summerlin Hospital Investment (k)	1,781	2,503
Segment equity in earnings from Real Estate and Other Affiliates	$1,805	$2,733

Company’s Share of Equity Method Investments NOI
Stewart Title (title company)	$99	$200
Summerlin Baseball Club Member, LLC	(124)	—
Woodlands Sarofim # 1	80	63
Total NOI - equity investees	$55	$263

	Economic	March 31, 2014
	Ownership	Debt	Cash
		(In thousands)
Stewart Title (title company)	50.00%	$—	$653
Summerlin Las Vegas Baseball Club	50.00%	—	566
Woodlands Sarofim #1	20.00%	6,470	588

(a)         The NOI increase for Landmark Mall for the three months ended March 31, 2014 compared to 2013 is due to a favorable property tax settlement with the City of Alexandria for $0.7 million, offset by reduced rental rates on tenant renewals as a result of the upcoming redevelopment.

(b)         The NOI decrease for Ward Village for the three months ended March 31, 2014 compared to 2013 was primarily attributable to additional utility costs at the property.

(c)         The NOI decrease for Columbia Office Properties for the three months ended March 31, 2014 compared to 2013 is due to relocation of a major tenant to 70 Columbia Corporate Center in addition to increased utilities and snow removal due to the extreme winter weather.

(d)         Both One Hughes Landing and 3 Waterway Square were placed in service during mid-2013. Please refer to the discussion in the section following the table.

(e)          The NOI decrease for The Woodlands Resort & Conference Center for the three months ended March 31, 2014 compared to 2013 is due to lower occupied room nights and lower banquet and catering revenues resulting from the ongoing renovation project.

(f)           During the first quarter 2014 and 2013 the Club at Carlton Woods collected $1.1 million and $0.9 million, respectively, of membership deposits not included in NOI because they are not recognized as revenue when collected, but are recognized over the expected life of the membership which is estimated to be a 12-year period.

(g)          The NOI decrease for South Street Seaport for the three months ended March 31, 2014 compared to 2013 is due to the continued redevelopment of this property. During the first quarter 2014, SEE/CHANGE-related expenses were approximately $1.1 million. Please refer to the discussion in the section following the table.

(h)         Rio West Mall was sold on September 30, 2013.

(i)             For a detailed breakdown of our Operating Asset segment REP EBT, please refer to Note 15 - Segments in the Condensed Consolidated Financial Statements.

(j)            Adjustments to NOI include straight-line and market lease amortization, depreciation and amortization and non-real estate taxes.

(k)         The lower distribution from Summerlin Hospital Investment in the first quarter 2014 compared to the same period in 2013 is primarily attributable to the hospital’s revenue being down due to a higher mix of uninsured patients in 2014 compared to 2013.

Reconciliation of  Operating Assets Segment Equity in Earnings

	Three Months Ended March 31,
(In thousands)	2014	2013
Equity Method investments	24	230
Cost basis investments and dividends	1,781	2,503
Operating Assets segment Equity in Earnings from Real Estate and Other Affiliates	1,805	2,733
Strategic Developments segment Equity in Earnings from Real Estate and Other Affiliates	4,263	—
Equity in Earnings from Real Estate and Other Affiliates	$6,068	$2,733

Retail Properties

Retail NOI for the three months ended March 31, 2014 increased $0.7 million to $7.5 million compared to $6.8 million for the same period in 2013. The increase was primarily attributable to a favorable real estate tax settlement at Landmark and increased revenue due to higher occupancy at 20/25 Waterway, Waterway Garage, and Park West offset by a decrease at Ward Village due to higher energy costs which are highly correlated to the price of oil.

The following table summarizes the leases we executed at our retail properties during the three months ended March 31, 2014:

			Square Footage			Per Square Foot			Annual (thousands)
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	31	108	148,785	131,976	34,461	$41.74	$107.27	$11.49	$6,210	$14,157	$396
Comparable (c)	8	54	12,640	—	—	35.16	—	—	444	—	—
Non-comparable (d)	4	46	6,881	6,881	6,881	25.08	8.34	3.72	173	57	26
Total			168,306	138,857	41,342				$6,827	$14,214	$422

(a) Excludes executed leases with a term of 12 months or less.

(b) Pre-leased information is associated with projects under development at March 31, 2014.

(c) Comparable information is associated with stabilized assets whereby the square footage was occupied by a tenant within 12 months prior to the executed agreement. These leases represent an increase in average cash rents from $34.35 per square foot to $35.16 per square foot, or 2.3% over previous rents.

(d) Non-comparable information is associated with stabilized assets whereby the square footage was previously vacant for more than 12 months.

Landmark Mall

During 2013, we reached an agreement with Lord & Taylor for the early termination of its leasehold interest. We also received unanimous rezoning approval from the City of Alexandria for Phase I of the redevelopment which includes converting 11 acres of our 22 acre site, located within the center of the property between Macy’s and Sears, from a traditional enclosed mall to a vibrant outdoor mixed-use environment with street retail shops and restaurants with high density residential. The redevelopment requires the consent of Macy’s and Sears, and within Phase I we expect to construct approximately 285,000 square feet of new retail including an upscale dine-in movie theater, and up to 400 residential units. We have submitted a development permit application to the City of Alexandria and anticipate approval later in 2014 at which time construction will commence. Future phases may include the balance of the mall site with mixed-use densities to total up to 5.5 million square feet as prescribed in the City of Alexandria’s 2009 Van Dorn Small Area Plan. Future redevelopment will also be subject to approval of the anchor tenants as part of a reciprocal easement agreement that governs the property. As of March 31, 2014, we have incurred $14.6 million of development costs on this project, including the early termination of the anchor lease. On January 24, 2014, an agreement was reached with the City of Alexandria regarding the tax assessment for years 2007, 2010, 2011 and 2013. As a result of the settlement we were awarded a tax credit of $0.7 million. This credit will be used to offset future real estate taxes for this property.

Ward Village

In November 2013, we substantially completed construction of the Auahi Shops, a 57,000 square foot, two-story retail center. We expect our final investment to be approximately $24.2 million, and as of March 31, 2014, we have incurred $23.8 million. Pier 1 Imports and Nordstrom Rack occupy 100% of this retail center and in the fourth quarter 2013 we relocated these tenants from other areas within Ward Village. Pier 1 Imports and Nordstrom Rack are contributing an incremental $1.0 million of combined annual NOI over their previously leased space in Ward Village. The Pier 1 Imports former location is the site of one of the first two planned market rate condominium towers for which we have begun pre-sales.

In October 2012, we announced plans to transform the property formerly known as Ward Centers into Ward Village, a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets. Our master plan development agreement with the Hawaii Community Development Authority (“HCDA”) allows for up to 9.3 million square feet, including up to 7.6 million square feet of residential (approximately 4,000 units which are initially estimated to average approximately 1,500 square feet per unit), and over 1.7 million square feet of retail, office, commercial and other uses. Full build-out is estimated to occur over 12-15 years, but will ultimately depend on market absorption and many other factors that are difficult to estimate.

The first phase of the master plan includes the renovation of the IBM Building, which has been substantially completed, and the development of approximately 482 condominium units in two mixed-use residential towers and development of a workforce residential tower having unit sale prices lower than the market rate towers.

The IBM Building, whose renovation was completed in January 2014, serves as a world class information center and sales gallery for the entire Ward Village project. The sales center dedicates a section to telling the story of the history of the land, while another section showcases our vision for Ward Village. Total development costs are expected to be approximately $24.4 million. As of March 31, 2014 we have incurred $22.8 million of development costs on this project.

Development permit applications and detailed plans for the first three residential towers were approved by the HCDA and condominium documents have been approved by the Hawaii Real Estate Commission for two market rate towers in 2013. The first of the two market rate towers, Waiea, meaning “water of life” in Hawaiian, is planned to be developed at a surface parking lot on Ala Moana Boulevard and will have 171 market rate condominium units for sale, six levels of parking and approximately 8,000 square feet of new retail space. Waiea will consist of one, two and three-plus bedroom units, villas and penthouses ranging from approximately 1,100 to 17,500 square feet. Construction is expected to commence in 2014 with projected completion by the end of 2016. As of March 31, 2014, we have incurred $13.2 million of development costs on this project.

The second market rate tower, Anaha, meaning “reflection of light,” is planned for Auahi Street and will have 311 market rate condominium units for sale, six levels of parking and approximately 17,000 square feet of new retail space. Anaha will consist of studios, one, two and three-bedroom units, townhomes and penthouses ranging from approximately 450 to 6,500 square feet. Construction is expected to commence in 2014 with projected completion by the end of 2016. As of March 31, 2014, we have incurred $10.6 million of development costs on this project.

On February 1, 2014 we began public presales of the first two market rate residential condominium towers at Ward Village. Sales contracts are subject to a 30-day rescission period, and the buyers are required to make a deposit equal to 5% of the purchase price at signing and an additional 5% deposit 30 days later at which point their total deposit of 10% of the purchase price becomes non-refundable. Buyers are required to make an additional 10% deposit within approximately four months of signing.

As of May 1, 2014, we had received $55 million of buyer deposits, representing $609 million of gross sales revenue assuming the buyers close on the units when completed. As of May 1, 2014, approximately 52% of the 482 total units in the two towers have been contracted and passed their 30-day rescission period for which the buyers have made 10% non-refundable deposits (61% in the Waiea tower and 47% in the Anaha tower). Including signed contracts that have not passed their 30-day rescission period, approximately 70% of units in Waiea and 54% of units in Anaha have been sold.

The workforce housing tower is planned for a site on Ward Avenue and preliminary designs include 424 condominium units, six levels of parking and approximately 25,000 square feet of new retail space. We are finalizing plans for this tower. As of March 31, 2014 we have incurred $2.6 million of development costs on this project.

Office Properties

All of the office properties listed in the NOI schedule, except for 110 N. Wacker, the Columbia Office Properties and 70 Columbia Corporate Center are located in The Woodlands. Leases related to our office properties, except those located in Columbia, Maryland, are generally triple net leases. Triple net leases typically require tenants to pay their pro-rata share of certain property operating costs, such as real estate taxes, utilities and insurance.

Office property NOI increased $1.5 million to $5.9 million as compared to $4.4 million for the same period in 2013. The increase was primarily attributable to placing One Hughes Landing and 3 Waterway into service in 2013, partially offset by higher operating costs at the Columbia Office Properties and 70 Columbia Corporate Center.

The following table summarizes our executed office property leases during the three months ended March 31, 2014:

			Square Footage			Per Square Foot			Annual (thousands)
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	5	127	108,595	108,595	92,701	$24.85	$53.98	$21.32	$2,699	$5,862	$1,976
Comparable (c)	3	44	19,673	19,673	19,673	21.90	6.16	5.37	$431	$121	$106
Total			128,268	128,268	112,374				$3,130	$5,983	$2,082

(a) Excludes executed leases with a term of 12 months or less.

(b) Pre-leased information is associated with projects under development at March 31, 2014.

(c) Comparable information is associated with stabilized assets whereby the square footage was occupied by a tenant within 12 months prior to the executed agreement. These leases represent an increase in average cash rents from $19.04 per square foot to $21.90 per square foot, or 15.0% over previous rents.

The Woodlands

During 2013, we opened One Hughes Landing, the first office building in Hughes Landing, a 66-acre, mixed-use development situated on the 200-acre Lake Woodlands.  One Hughes Landing is a 197,719 square foot Class A office building that is 97.8% leased as of March 31, 2014. Based on leases in place, we expect the property to reach stabilized annual NOI of approximately $5.6 million by the second quarter of 2014. Total costs are expected to be $47.1 million for this project. As of March 31, 2014, we have incurred $44.4 million (exclusive of land value) of which the remaining amounts to be spent represent tenant improvements. The project is financed by a $38.0 million non-recourse mortgage at one-month LIBOR plus 2.65% with an initial maturity date of November 14, 2015 with two, one-year extension options.

During 2013, we opened 3 Waterway Square, a 232,000 square foot Class A office building. Final costs are expected to be approximately $47.0 million for this project. The building is 98.4% leased as of March 31, 2014. Based on leases in place, the property reached stabilized annual NOI of $6.5 million as of March 31, 2014.

Columbia Office Properties

In March 2013, we began a complete restoration and redevelopment of the Columbia Regional Building, which we believe will serve as a catalyst for future development in the Downtown Columbia. Construction remains on schedule and we anticipate completion of the renovation during the fourth quarter of 2014. Total development costs are expected to be $25 million (exclusive of land value), and we have incurred $20.3 million as of March 31, 2014. The project is financed by a $23.0 million construction loan bearing interest at one-month LIBOR plus 2.0% and having an initial maturity of March 15, 2016, with two, one-year extension options. We have pre-leased a majority of the 89,000 square foot building to Whole Foods Market, Inc. and The Columbia Association and we expect to reach annual NOI of $2.1 million in the second quarter of 2015.

On August 15, 2012, we acquired 70 Columbia Corporate Center (“70 CCC”), a 168,000 square foot Class A office building located in Columbia, Maryland by assuming a $16.0 million participating mortgage at 4.25% that we repaid in full with cash on hand on April 15, 2014. The current occupancy is 94.7% and we expect annual NOI to increase to approximately $2.5 million by the fourth quarter 2015 based on leases in place as of March 31, 2014.

The Woodlands Resort & Conference Center

The Woodlands Resort & Conference Center’s NOI of $1.9 million for the three months ended March 31, 2014, decreased $1.7 million compared to $3.6 million for the same period in 2013, primarily due to a decrease of 3,500 occupied room nights and lower banquet and catering business, all caused by the ongoing renovation project. During the first quarter of 2013, we announced the expansion and redevelopment of The Woodlands Resort & Conference Center and construction is expected to be completed during the summer of 2014. The renovation will encompass 222 existing guest rooms, the replacement of 218 rooms with a new wing consisting of 184 guest rooms and suites, a new lobby, the revitalization of 60,000 square feet of meeting and event facilities, an addition of a new Steak House, and the development of a 1,000 linear foot lazy river. We expect the renovation, when complete, will have a significant positive impact on NOI due to the replacement of a majority of the older rooms which have the lowest revenue per available room (“RevPAR”) of the existing rooms available and the addition of amenities such as the Steak House and lazy river, which should increase weekend occupancy. RevPAR is calculated based on dividing total room revenues by total occupied rooms for the period. Construction costs are expected to total approximately $77 million and as of March 31, 2014, we have incurred $40.0 million. This project is financed by a $95.0 million non-recourse mortgage bearing interest at one-month LIBOR plus 3.5% and having an initial maturity date of February 8, 2016 with three, one-year extensions at our option.

Other

The Club at Carlton Woods (the “Club”) is a 36-hole golf and country club at The Woodlands with 725 total members as of March 31, 2014, consisting of 595 golf memberships and 130 sports memberships. The Club sold 19 new golf memberships during the three months ended March 31, 2014. We estimate the Club requires approximately 800 golf members to achieve break even NOI, and therefore, we expect to continue to incur NOI losses for the foreseeable future. The Club had a $1.2 million NOI loss for the three months ended March 31, 2014, an increase in loss of $0.1 million compared to the $1.1 million NOI loss for the same period in 2013. For the three months ended March 31, 2014 and 2013, cash membership deposits collected but not recognized in revenue or included in NOI were $1.1 million and $0.9 million, respectively.

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

Partially Owned

During the first quarters of 2014 and 2013, we received distributions of $1.8 million and $2.5 million, respectively, from our Summerlin Hospital investment. Distributions from the Summerlin Hospital are typically made one time per year in the first quarter.

Redevelopments

Outlet Collection at Riverwalk

During June 2013, tenants were vacated to transform the property into the Outlet Collection at Riverwalk, an urban upscale outlet center located in New Orleans, Louisiana. We believe the Outlet Collection at Riverwalk will be the nation’s first outlet center located in the downtown of a major city. The redevelopment will feature a tenant mix of top national retailers with established outlet stores, local retailers and several dining and entertainment options. We have expanded the current leasable area by approximately 50,000 square feet to 250,000 square feet. Total development costs are expected to be approximately $82 million (exclusive of our land value), with an announced opening date in May 2014. As of March 31, 2014, we have incurred $53.7 million of development costs of which $1.0 million were demolition costs that we expensed as incurred. The project is financed by a $64.4 million partial recourse construction loan bearing interest at one-month LIBOR plus 2.75% with an initial maturity date of October 24, 2016 with two, one-year extension options.

During the redevelopment, approximately 6,700 square feet of space remained occupied and operating. The space under redevelopment has been 99.2% pre-leased with a strong roster of retailers and restaurants that will appeal to both locals and visitors to New Orleans. When stabilized, the project is expected to reach annual NOI of $7.8 million based on leases in place.

South Street Seaport

NOI for the three months ended March 31, 2014 decreased $0.6 million to negative $(2.2) million compared to negative $(1.7) million for the same period in 2013. NOI for 2013 includes a $15.2 million negative impact from the closure of a majority of the property due to Superstorm Sandy in October 2012. NOI for 2014 includes the negative impact from closing Pier 17 and the majority of the historic area for redevelopment.  Revenues for the approximately 53,000 square feet of space that have reopened since Superstorm Sandy and are not planned for renovation were $1.0 million for the three months ended March 31, 2014.

On October 29, 2012, as a result of Superstorm Sandy, the historic area of South Street Seaport (area west of FDR Drive) suffered significant damages due to flooding. During 2013, we filed a claim with our insurance carriers for property damages, lost income and other expenses resulting from the storm and we believe insurance will cover substantially all of these losses. We are continuing to work through the claims process with the insurance carriers and have collected $28.3 million in insurance proceeds through March 31, 2014. Insurance recoveries to date have exceeded the book value of the buildings and equipment at the date of the storm. For the three months ended March 31, 2014, we recorded $7.8 million in Other income from insurance recoveries, which is excluded from NOI.

During the first half of 2013, we established the SEE/CHANGE program in an effort to revitalize the South Street Seaport following the damage caused by Superstorm Sandy. SEE/CHANGE is an innovative seasonal program developed to re-energize and re-activate the Seaport area and to create a gathering place for the community that did not exist in the aftermath of the storm. The program includes bringing to Seaport for each season an array of new retail, culinary and cultural events to attract local residents and tourists, and an intensive social media campaign to advertise the events.

On June 27, 2013, the City of New York executed the amended and restated ground lease for South Street Seaport and we provided a completion guarantee to New York City for the Renovation Project (as defined below). The execution of the amended and restated ground lease was the final step necessary for the commencement of the renovation and reconstruction of the existing Pier 17 Building (“Renovation Project”). Construction began during September 2013 and is expected to conclude in 2016. The Renovation Project will increase the leasable area of Pier 17 to approximately 182,000 square feet, features a complete rebuild of the Pier 17 building and is designed to include a vibrant open rooftop, upscale retail and outdoor entertainment venues. Additionally, we plan to re-tenant a significant portion of the 180,000 square feet of retail space in the historic area.

The redevelopment of Pier 17 and renovation of the historic area is expected to cost approximately $425 million, $11.0 million of which are expected to be demolition costs that will be expensed as incurred. As of March 31, 2014, we have incurred $34.6 million of development costs on this project, which includes $3.0 million of demolition costs and $1.5 million of marketing costs

On December 11, 2013, we executed a 20-year anchor lease with iPic Entertainment for 46,145 square feet in the Fulton Market Building located in the historic area. iPic Theatres will serve as an anchor attraction for residents, workers and tourists.

On November 20, 2013, we announced plans for further redevelopment of the South Street Seaport district which includes approximately 700,000 square feet of additional space, East River Esplanade improvements, a marina, restoration of the historic Tin Building, and the creation of a dynamic food market, replacement of wooden platform piers adjacent to Pier 17 and a newly constructed mixed-use building. The plans are subject to a Uniform Land Use Review Procedure (“ULURP”) that requires approval by the New York City Council, the New York City Landmarks Preservation Commission and other various government agencies. We have begun outreach and consultation with community stakeholders and public officials and expect to begin the formal approval process in mid-2014.

Dispositions

Rio West Mall

On September 30, 2013, we sold the property for $12.0 million and received $10.8 million of net proceeds. The net book value of the property was $10.2 million and we recognized a pre-tax gain of $0.6 million which was included in other income in the third quarter of 2013.

Total revenues and expenses for the Operating Assets segment are summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Minimum rents	$19,900	$18,511
Tenant recoveries	5,884	5,252
Resort and conference center revenues	9,426	11,104
Other rental and property revenues	5,110	3,433
Total revenues	40,320	38,300

Other property operating costs	15,260	14,965
Rental property real estate taxes	3,107	2,983
Rental property maintenance costs	1,800	1,656
Resort and conference center operations	7,511	7,476
Provison for doubtful accounts	143	429
Demolition costs	2,494	—
Depreciation and amortization	9,010	6,118
Interest expense, net	1,925	6,759
Equity in Earnings from Real Estate and Other Affiliates	(1,805)	(2,733)
Total expenses	39,445	37,653
Operating Assets REP EBT	$875	$647

Minimum rents for the three months ended March 31, 2014 of $19.9 million increased $1.4 million compared to $18.5 million for the same period in 2013. The increase was primarily due to One Hughes Landing and 3 Waterway Square being placed into service in 2013. These increases were offset by decreased rents for the three months ended March 31, 2014 of ($0.6) million related to the closing of the Outlet Collection at Riverwalk for redevelopment.

Resort and conference center revenues for the three months ended March 31, 2014 of $9.4 million decreased $1.7 million compared to $11.1 million for the same period in 2013. The decrease was primarily due to lower occupied room nights and lower banquet and catering business, all caused by the ongoing renovation project.

Other rental and property revenues for the three months ended March 31, 2014 of $5.1 million increased $1.7 million compared to $3.4 million in the same period in 2013. The increase was primarily due to the opening of One Hughes Landing and 3 Waterway Square and special events at Seaport related to the SEE/CHANGE program.

The $2.5 million in demolition costs for the three months ended March 31, 2014 are due to the demolition of Pier 17 as part of the Renovation Project at the South Street Seaport.

Depreciation expense for the three months ended March 31, 2014 of $9.0 million increased $2.9 million compared to $6.1 million in the same period in 2013 primarily due to a shortened useful life of the building and improvements at Landmark related to the upcoming redevelopment, and the opening of 3 Waterway Square and One Hughes Landing. Additionally increases in leasehold improvements at Park West and 70 CCC resulted in additional depreciation.

Net interest expense decreased $4.8 million for the three months ended March 31, 2014 compared to the same period in 2013. The decrease is mostly due to the change in the value of the participation right which is recorded in interest expense resulting from the repayment of the 70 CCC loan.

Strategic Developments Segment

Our Strategic Development assets generally require substantial future development to achieve their highest and best use. For our redevelopment and development projects, the total estimated costs of a project including the construction costs are exclusive of our land value unless otherwise noted. Most of the properties and projects in this segment generate no revenues with the exception of our condominium projects. Our expenses relating to these assets are primarily related to carrying costs, such as property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Development asset, we would expect that, upon completion of development, the asset would either be sold or reclassified to the Operating Assets segment and NOI would become an important measure of its operating performance.

Total revenues and expenses for the Strategic Developments segment are summarized as follows:

Strategic Developments Revenues and Expenses (*)

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Minimum rents	$263	$220
Condominium rights and unit sales	3,126	—
Other land, rental and property revenues	408	73
Total revenues	3,797	293

Condominium rights and unit cost of sales	1,571	—
Other property operating costs	3,541	1,478
Provision for doubtful accounts	—	—
Depreciation and amortization	424	43
Other income	(2,373)	—
Interest expense (*)	(2,649)	(287)
Equity in Earnings from Real Estate and Other Affiliates	(4,263)	—
Total expenses	(3,749)	1,234
Strategic Developments REP EBT	$7,546	$(941)

(*) For a detailed breakdown of our Strategic Developments segment of EBT, refer to Note 15 - Segments.

Revenues increased $3.5 million to $3.8 million for the three months ended March 31, 2014 compared to March 31, 2013. The increase is primarily due to the recognition of $3.1 million of deferred revenue related to One Ala Moana which is recognized on the percentage of completion basis. The condominium rights and unit cost of sales of $1.6 million for the three months ended March 31, 2014 represents our book basis of the condominium rights sold to KR Holdings that is associated with the deferred revenues recognized during the quarter, as discussed below under the One Ala Moana Tower Condominium Project.

Other property operating costs increased $2.1 million for the three months ended March 31, 2014 compared to the same period in 2013. During the first quarter 2014, we expensed $1.9 million in marketing costs primarily related to our Ward Village, Downtown Columbia and The Shops at Summerlin development projects.

Other income of $2.4 million for the three months ended March 31, 2014 relates to the sale of the Redlands Promenade land.

Net interest (income) expense increased for the three months ended March 31, 2014 as compared to same period in 2013 due to higher capitalized interest from projects under construction. In addition, the Equity in Earnings from Real Estate Affiliates primarily represents our share of the profit from the ONE Ala Moana condominium venture.

The following describes the status of our active Strategic Development Projects as of March 31, 2014:

The Woodlands

Hughes Landing

During the third quarter 2013, we began construction of Two Hughes Landing, the second Class A office building in Hughes Landing and anticipate completion of construction during the second quarter of 2014. Two Hughes Landing will be a 197,000 square foot, eight-story office building with an adjacent parking garage containing approximately 630 spaces. The building and the garage will be situated on 3.6 acres of land and are estimated to cost approximately $49 million. As of March 31, 2014 we have incurred $26.7 million of development costs for this project. The project is financed by a $41.2 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.65% with an initial maturity date of September 11, 2016, with two, one-year extension options.

In October 2013, we began construction of an eight-story, Class A, multi-family project within Hughes Landing called One Lake’s Edge and anticipate completion of construction in the first quarter of 2015. One Lake’s Edge will be comprised of 390 multi-family units (averaging 984 square feet per unit), 22,289 square feet of retail and a 750 space parking garage, all situated on 2.92 acres of land. Additionally, the project will feature an amenity deck on the third floor which will feature a pool, courtyard and other amenities overlooking Lake Woodlands. Total development costs are expected to be approximately $88 million. As of March 31, 2014, we have incurred $15.9 million of development costs. The project is financed by a $73.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of November 25, 2016, with two, one-year extension options.

During the fourth quarter 2013, we began construction of Hughes Landing Retail, the 123,000 square foot retail component of Hughes Landing. The project will consist of Whole Foods, an anchor tenant with 40,000 square feet of space, 32,900 square feet of retail, and a 50,100 square foot restaurant row. Total development costs are expected to be approximately $36 million and as of March 31, 2014 we have incurred $7.2 million of development costs. The project is financed by a $36.6 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.95% with an initial maturity date of December 20, 2016, with two, one-year extension options. The project is expected to be completed in the fourth quarter of 2014. The majority of the restaurants on restaurant row will open during the first quarter 2015. We have pre-leased 43.1% of the project as of March 31, 2014.

On December 16, 2013, we announced that we would begin construction on a Class A office project comprised of two adjacent buildings for Exxon Mobil Corporation (“ExxonMobil”). The project is expected to be completed by the fourth quarter of 2015. The West Building will be 12-stories and approximately 318,000 leasable square feet and the East Building will be 13-stories and approximately 329,000 leasable square feet. A 2,617-car structured parking garage will also be located on the 4.3 acre site and will be exclusive to the office project. Total development costs are expected to be approximately $172 million. As of March 31, 2014, we have incurred $15.2 million of development costs of which $6.7 million is related to leasing. ExxonMobil has executed leases to occupy the entire West Building for twelve years, and 160,000 square feet in the East Building for eight years with an option to lease the remaining space before the building opens. We expect to reach stabilized annual NOI, based on ExxonMobil’s current 478,000 square foot commitment, of approximately $10.7 million in 2018. If ExxonMobil exercises their option for the remaining space, stabilized annual NOI will increase to approximately $14.5 million.

Creekside Village Green

Creekside Village Green is located within the 100-acre mixed-use commercial development that is anchored by HEB grocery store and based on current planning will ultimately include 400,000 square feet of retail and office space, 800 units of multi-family, 200 units of senior living facility and an 85,000 square foot campus within the Lone Star College System. Creekside Village Green is a 74,500 square foot retail center which will consist of retail, restaurant and professional office space across two main buildings and a centrally located restaurant building.

Creekside Village Green will also include a one-acre tree-lined park designed to be the hub of all activity within the greater 100-acre development. During the fourth quarter 2013 we began construction, and we anticipate the project will open in the fourth quarter of 2014. Total development costs are expected to be approximately $19 million. As of March 31, 2014, we have incurred $5.1 million of development costs. We plan to fund the development by using The Woodlands Master Credit Facility (described in Note 8 - Mortgages, Notes and Loan Payable). We have pre-leased 37.4% of the project as of March 31, 2014.

3831 Technology Forest Drive

In March 2014, we began development of a 95,000-square foot, four story office building which is expected to be completed by December of 2014. Kiewit Energy Group (“Kiewit”) executed a ten-year lease to occupy approximately 71,000 square feet and has an option to lease the remainder of the building. The building will be located on a 5.74-acre land parcel at 3831 Technology Forest Drive. Total development costs are expected to be approximately $20 million. As of March 31, 2014, we have incurred $1.6 million of development costs on this project of which $1.4 is related to leasing commissions. We expect the property to generate annual NOI of approximately $1.7 million in the first quarter of 2015 based on Kiewit’s current commitment of 71,000 square feet. If Kiewit exercises their option to take the remaining space or we lease this space at a comparable rent, we expect stabilized annual NOI to increase to approximately $2.1 million.

Millennium Woodlands Phase II

Millennium Woodlands Phase II, a joint venture with The Dinerstein Companies, began construction of a 314-unit Class A multi-family complex in The Woodlands Town Center in 2012 that is expected to be completed in June 2014. On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million (compared to $2.2 million book value), our partner’s contribution of $3.0 million in cash and a construction loan in the amount of $37.7 million, which is guaranteed by our partner. Development costs are estimated to be approximately $38 million and as of March 31, 2014, the project has incurred $25.9 million of development costs.

ONE Ala Moana Tower Condominium Project

In 2012, we formed a 50/50 joint venture, KR Holdings, LLC (“KR Holdings”), with two local development partners. The venture is responsible for the construction of a luxury 23-story, 206-unit condominium tower consisting of one, two and three-bedroom units ranging from 760 to 4,100 square feet. All of the available condominium units have been sold at an average price of $1.6 million, or approximately $1,170 per square foot and as of March 31, 2014, the venture had collected $68.0 million of buyer deposits, representing 20% of contracted sales prices. The tower is being constructed above an existing parking structure at Ala Moana Center, a successful regional mall owned by a third party. Construction commenced in April of 2013 and is expected to be completed by the end of 2014. The venture expects to invest a total of $265.1 million, which includes construction, selling and all financing costs. As of March 31, 2014 the venture had incurred $143.4 million (inclusive of condominium rights) of total development costs. The project is financed by a $132.0 million construction loan and two $20.0 million non-recourse mezzanine loans with List Island Properties and A & B Properties. The construction loan is non-recourse, bears interest at one-month LIBOR plus 3.00%, is secured by the condominiums and buyers’ deposits, and matures May 15, 2016, with the option to extend for one year. The mezzanine loans have a blended interest rate of 12% and mature on April 30, 2018 with the option to extend for one year. In addition to the mezzanine loans, A & B Properties and List Island Properties both have a profit interest in KR Holdings, which entitles them to receive a share of the profit, after a return of our capital plus a 13% preferred return on our capital. A & B Properties’ participation is capped at $3.0 million. As of March 31, 2014, the project was approximately 52% complete, and for the three months then ended our share of the earnings was $4.0 million.

Upon closing of the construction loan on May 15, 2013 and pursuant to the terms of the venture agreement, we sold our condominium rights to KR Holdings for $47.5 million and received net cash proceeds of $30.8 million and an equity interest of 50% in KR Holdings. Our partner contributed cash of $16.8 million for its 50% equity interest.  Due to our continuing involvement in KR Holdings, we accounted for the transaction as a partial sale representing 50% of the $47.5 million sales value of the condominium rights, and the remaining 50% is being recognized on the same percentage of completion basis as KR Holdings. Since the construction loan closing through March 31, 2014, we have recognized $36.1 million of the $47.5 million sales value of the condominium rights. For the three months ended March 31, 2014 we recognized $3.1 million sales value for a profit of $1.6 million.

Summerlin

The Shops at Summerlin

During the second quarter of 2013, we commenced construction of The Shops at Summerlin, an approximate 106-acre project within our 400-acre site located in downtown Summerlin and anticipate completion in the fall of 2014. The Shops at Summerlin will be approximately 1.6 million square feet and will consist of a 1.1 million square foot Fashion Center which is designed to have three anchor tenants, small-shop retail and restaurants. Additionally, the project will include an approximate 200,000 square foot office building and approximately 280,000 square feet of big box and junior anchor retail space adjacent to the Fashion Center. Total estimated development costs are $391 million and as of March 31, 2014, we have incurred $181.1 million of development costs (exclusive of land value). Approximately 48.2% of the space has been committed which includes executed agreements with two major department store anchors, Macy’s and Dillard’s, for approximately 380,000 square feet and leasing commitments from a strong roster of retailers and restaurants, including Michael Kors, Sephora, True Religion, Victoria Secret, Nordstrom Rack, American Eagle, The Art of Shaving, Bath & Body Works, Buckle, Clark’s, Everything But Water, It’s Sugar, Old Navy, Pandora, Resto Lounge, Sur La Table, Teavana, Ulta, Chico’s, Francesca’s Collection, Kay Jewelers, New Balance, Soma, White House/Black Market, Trader Joe’s and Crave Restaurant.

Summerlin Apartments, LLC

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment development, which we believe will be the first of its kind in the Las Vegas Valley. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. This project represents the first residential development in Summerlin’s 400-acre downtown and is located within walking distance to The Shops at Summerlin. We will contribute a 5.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture when construction financing closes.  Our partner will contribute cash for their 50% interest, act as the development manager, fund all pre-development activities, obtain construction financing and provide any guarantees required by the lender.  Upon a sale of the property, we are entitled to 100% of the proceeds in excess of an amount determined by applying a 7.0% capitalization rate to NOI. The venture is expected to begin construction in the fall of 2014 with a projected second quarter 2015 opening for the first phase and the final phase being opened by the end of 2015.

The Metropolitan Downtown Columbia Project

On April 12, 2012, Columbia Parcel D venture, in which we are a 50% partner with Kettler, received approval of the final development plan component of the entitlement process for the first phase. The entitlement provides a density plan for up to 817 residential units, and up to 76,000 square feet of retail to be developed on two parcels. One parcel includes The Metropolitan (“Parcel D”) which will be a 380-unit apartment building, and the second parcel will include a 437-unit apartment building (“Parcel C”).

The Columbia Parcel D venture began construction of The Metropolitan in February 2013 and completion is expected in the fourth quarter of 2014. The total estimated development costs are approximately $97 million including land value and as of March 31, 2014 the venture has incurred $46.5 million of development costs. In 2013, we contributed land to the venture valued at $20.3 million and received a net distribution of $3.9 million. Our total capital balance in the venture is $16.4 million and our total net investment for this project is $3.5 million. The joint venture obtained a $64.1 million construction loan which is non-recourse to us. The loan bears interest at one-month LIBOR plus 2.4% and matures in July 2020.

On October 4, 2013, we entered into a joint venture agreement with Kettler to construct a 437-unit, Class A apartment building with 31,000 square feet of ground floor retail on Parcel C. We contributed approximately five acres of land having a book value of $4.0 million, in exchange for a 50% interest in the venture. Our partner will provide construction and property management services, including the funding and oversight of development activities, as well as obtaining construction financing. When the joint venture closes on a construction loan our interest in the joint venture will be increased to $23.4 million or $53,500 per constructed unit. As of March 31, 2014, our total net investment in this project was $6.5 million.

The following table summarizes our projects under construction, and related debt, for Operating Assets and Strategic Developments as of March 31, 2014. As further described in the footnotes below, we are documenting construction financing of approximately $312.0 million for our Summerlin project and are seeking construction financing of approximately $143.0 million for our ExxonMobil Build-to-Suit project at Hughes Landing. We expect to close construction financing on both of these projects by the end of the second quarter 2014.

($ in thousands)

Announced Project	Total Estimated Costs (a)	Costs Paid Through March 31, 2014 (b)	Estimated Remaining to be Spent	Committed/ Allocated Debt (c)	Amount Drawn Through March 31, 2014	Remaining Debt to be Drawn	Estimated Costs Remaining in Excess of Remaining Financing to be Drawn (d)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(D) - (E) = (F)	(C) - (F) = (G)
Columbia Regional Building	$24,616	$17,330	$7,286	$23,008	$14,926	$8,082	$(796)		Q4 2014
One Hughes Landing	49,615	40,365	9,250	38,000	27,593	10,407	(1,157)		Complete(e)
Outlet Collection at Riverwalk	81,778	37,757	44,021	60,000	14,733	45,267	(1,246)		Q2 2014
Seaport - Pier 17	424,880	27,037	397,843	—	—	—	397,843		Q4 2016
The Woodlands Resort & Conference Center	76,714	32,609	44,105	48,900	8,936	39,964	4,141		Q3 2014
Total Operating Assets	657,603	155,098	502,505	169,908	66,188	103,720	398,785

Strategic Developments
Two Hughes Landing	48,603	21,497	27,106	41,230	9,396	31,834	(4,728)		Q2 2014
Creekside Village Green	18,536	2,796	15,740	18,536	2,796	15,740	—	(f)	Q4 2014
ExxonMobil Build-to-Suit	171,489	9,670	161,819	—	—	—	161,819	(g)	Q4 2015
Hughes Landing Retail	36,207	4,727	31,480	36,575	918	35,657	(4,177)		Q4 2014
One Lake’s Edge	88,494	11,348	77,146	73,525	—	73,525	3,621		Q1 2015
3831 Technology Forest Drive	19,518	175	19,343	19,518	175	19,343	—	(h)	Q4 2014
The Shops at Summerlin	391,369	115,534	275,835	—	—	—	275,835	(i)	Q4 2014
Total Strategic Developments	774,216	165,747	608,469	189,384	13,285	176,099	432,370

Combined Total at March 31, 2014	$1,431,819	$320,845	$1,110,974	$359,292	$79,473	$279,819	$831,155

			Projects For Which We Are Seeking Financing:
			Exxon Mobil Corp Build-to-Suit				142,900	(g)
			The Shops at Summerlin				311,800	(i)
			Est. Costs to be funded net of financing assuming closing on Exxon Mobil Corp Build-to-Suit and The Shops at Summerlin				$376,455

(a) Total Estimated Costs represent all costs to be incurred on the project which includes, construction costs, demolition costs, marketing costs, capitalized leasing and deferred financing and excludes capitalized interest allocated to the project.

(b) Costs Paid Through March 31, 2014 includes construction costs, demolition costs, marketing costs, capitalized leasing, payroll and deferred financing costs, but excludes retainage payable and capitalized corporate interest.

(c) Committed Debt details:

• Riverwalk - total commitment of $64,400, which includes $60,000 for construction and a $4,400 earnout which is available after completion and the achievement of operational covenants.

•- The Woodlands Resort & Conference Center - a total commitment of $95,000, which includes $48,900 for construction, a $10,000 earnout and $36,100 which refinanced prior mortgage debt.

(d) Negative balances represent cash to be received in excess of Estimated Remaining to be Spent as we had costs, primarily related to March spending that had not been financed. We expect to finance these costs in the future.

(e) This project was placed in service during 2013 but still requires some remaining capital to be invested.

(f) Creekside Village will be financed by The Woodlands master credit facility.

(g) We are seeking financing and expect to close on a $143 million construction loan during the second quarter of 2014.

(h) 3831 Technology Forest Drive will be financed by The Woodlands Master Credit Facility.

(i) We are currently documenting construction financing approximating $312 million and expect to close during the second quarter of 2014.

General and Administrative and Other Expenses

General and administrative, warrant liability loss, reduction in tax indemnity receivable, provision for income taxes and equity in earnings from Real Estate Affiliates are summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
General and administrative	$16,882	$11,171
Warrant liability loss	96,440	33,027
Reduction in tax indemnity receivable	—	1,904
Other income	(8,075)	—
Provision for income taxes	4,773	2,479
Equity in earnings from Real Estate and Other Affiliates	(6,068)	(2,733)

General and administrative expenses increased $5.7 million during the three months ended March 31, 2014 compared to the same period in 2013. Non-cash stock based compensation amortization included in general and administrative expenses was $1.8 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. The $5.7 million overall increase is primarily due to $2.0 million of additional performance awards relating to 2013 that were approved during the first quarter 2014, $0.9 million of additional compensation costs due to increased headcount, $1.1 million of increased travel related expenses and additional legal fees of $0.5 million.

Other income for the three months ended March 31, 2014 includes a $7.8 million pre-tax gain recognized on insurance proceeds received relating to South Street Seaport.

The warrant liability loss for the three months ended March 31, 2014 and 2013 was due to appreciation in our stock price, thereby increasing the values of the warrants.

The increase in provision for income taxes of $2.3 million for the three months ended March 31, 2014 was attributable to increases in operating income as compared to 2013, reduction of valuation allowances in 2013, and other permanent items.

We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable, and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rates based upon actual operating results were (5.9)% for the three months ended March 31, 2014 compared to (12)% for the three months ended March 31, 2013. The changes in the tax rate were primarily attributable to the changes in the warrant liability, the valuation allowance, and other permanent items.

The equity in earnings from Real Estate Affiliates of $6.1 million for the three months ended March 31, 2014 increased for the same period in 2013 primarily due to the recognition of $4.0 million representing our share of the profit related to the ONE Ala Moana condominium project.

The following table represents our capitalized internal costs by segment for the three months ended March 31, 2014 and 2013:

	Capitalized internal costs		Capitalized internal costs related to compensation costs
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
	(In millions)		(In millions)
MPC segment	$1.5	$2.0	$1.3	$1.4
Operating Assets segment	2.6	1.0	2.2	0.8
Strategic Developments segment	3.1	1.1	2.7	0.9
Total	$7.2	$4.1	$6.2	$3.1

Capitalized internal costs (which include compensation costs) have increased with respect to our Operating Assets and Strategic Developments segments as we have increased staffing and related costs from 2013 to correspond with our increase in development activities.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our MPC segment, and cash generated from our operating assets, first mortgage financings secured by our assets and proceeds from our Senior Notes offering. Our primary uses of cash include working capital, overhead, debt service, property improvements and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and re-development opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding. Most of these costs are currently discretionary, which means that we could discontinue spending on these activities if our liquidity profile, economic conditions or the feasibility of projects changes. We currently intend to raise this additional funding with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time.

As of March 31, 2014, our consolidated debt was $1,559.4 million and our share of the debt of our Real Estate Affiliates aggregated $46.9 million. Please refer to Note 8 — Mortgages, Notes and Loans Payable to our condensed consolidated financial statements for a table showing our debt maturity dates.

On October 2, 2013, we issued $750.0 million in aggregate principal amount of 6.875% Senior Notes due 2021. We have used and will continue to use the net proceeds for development, acquisitions and other general corporate purposes. Interest is payable semiannually, on April 1 and October 1 of each year starting in April 2014. The Senior Notes contain customary terms and covenants including events of default.

The following table summarizes our Net Debt on a segment basis as of March 31, 2014. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID receivables. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

	Master							Total
	Planned	Operating		Strategic		Segment	Non-Segment	March 31,
Segment Basis (a)	Communities	Assets		Developments		Totals	Amounts	2014
	(In thousands)
Mortgages, notes and loans payable	$221,567	$562,008	(b)	$59,965	(c)	$843,540	$762,764	$1,606,304
Less: cash and cash equivalents	(38,422)	(41,725	)(d)	(11,015	)(e)	(91,162)	(737,288)	(828,450)
Special Improvement District receivables	(39,712)	—		—		(39,712)	—	(39,712)
Municipal Utility District receivables	(106,669)	—		—		(106,669)	—	(106,669)
Net Debt	$36,764	$520,283		$48,950		$605,997	$25,476	$631,473

(a)	Please refer to Note 15 - Segments.
(b)	Includes our $1.3 million share of debt of our Real Estate and Other Affliates in Operating Assets segment (Woodlands-Sarofim #1).
(c)

Includes our $45.6 million share of debt of our Real Estate and Other Affliates in Strategic Developments segment (KR Holdings, LLC, Millennium Woodlands Phase II, LLC and The Metropolitan Downtown Columbia Project).

(d)

Includes our $0.7 million share of cash and cash equivalents of our Real Estate and Other Affliates in Operating Assets segment (Woodlands-Sarofim #1, Summerlin Las Vegas Baseball Club, LLC, and Stewart Title).

(e)

Includes our $0.6 million share of cash and cash equivalent of our Real Estate and Other Affliates in Strategic Developments segment (KR Holdings, LLC, HHMK Development, LLC, Parcel C and The Metropolitan Downtown Columbia Project).

Cash Flows

Operating Activities

Master Planned Community development has a significant impact on our business. The cash flows and earnings from the business vary more than from our operating assets because the MPC business generates revenues from land sales rather than recurring contractual revenues from operating leases. MPC Land sales are a substantial portion of our cash flows from operating activities and are partially offset by MPC development expenditures.

Net cash provided by operating activities was $26.2 million for the three months ended March 31, 2014 compared to net cash provided by operating activities of $16.6 million for the three months ended March 31, 2013. The $9.6 million increase in cash provided by operating activities was primarily the result of higher MUD collections of $22.5 million and $7.8 million in proceeds received in the first quarter 2014 from our insurance carriers related to the Superstorm Sandy claim at South Street Seaport offset by increased condominium expenditures of $5.6 million, increased general and administrative expenses of $5.7 million, higher leasing commissions of $5.5 million at our projects under development and demolition costs of $2.5 million.

Investing Activities

Net cash used in investing activities was $140.8 million and $56.6 million for the three months ended March 31, 2014 and 2013, respectively. Cash used for development of real estate and property expenditures was $140.5 million and $43.9 million for the three months ended March 31, 2014 and 2013, respectively. The increased development expenditures in 2014 compared to the same periods in 2013 relate primarily to the construction of The Shops at Summerlin, Hughes Landing Multi-family, Two Hughes Landing, South Street Seaport, The Woodlands Resort & Conference Center and the Outlet Collection at Riverwalk.

Financing Activities

Net cash provided by financing activities was $46.7 million and $11.3 million for the three months ended March 31, 2014 and 2013, respectively. Cash provided by financing activities for 2014 period includes loan proceeds of $48.8 million from draws on construction loans. Comparatively, for the three months ended March 31, 2013, we received loan proceeds of $68.3 million. Principal payments on mortgages, notes and loans payable were $2.1 million and $57.0 million for the three months ended March 31, 2014 and 2013, respectively.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $81.5 million as of March 31, 2014.

REIT Requirements

In order for Victoria Ward to remain qualified as a REIT for federal income tax purposes, Victoria Ward must meet a number of organizational and operational requirements, including a requirement that it distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its stockholders, including us.  We intend to revoke Victoria Ward’s REIT status sometime in the next few years, at which time Victoria Ward will become a regular “C” corporation subsidiary. Please refer to Note 9 — Income Taxes for more detail on Victoria Ward’s ability to remain qualified as a REIT.

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

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. There have been no changes to our critical accounting policies.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company elects to adopt this guidance as of the date of this filing.  There is no impact of the adoption on the Company’s consolidated financial statements because the Company does not have any discontinued operations

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed rate financings, increases in interest rates could make it more difficult to refinance such debt when due. As of March 31, 2014, we had $557.0 million of variable rate debt outstanding of which $172.0 million has been swapped to a fixed-rate. Approximately $176.7 million of the $385.0 million of total variable rate debt that has not been swapped to a fixed rate is represented by the Master Credit Facility at The Woodlands. Due to the revolving nature of this type of debt, it is generally inefficient to use interest rate swaps as a hedging instrument; rather, we have purchased an interest rate cap having a $100.0 million notional amount for this facility to mitigate our exposure to rising interest rates. We also did not swap to a fixed rate $95.7 million of the outstanding balance on the Victoria Ward financing because it is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. As of March 31, 2014, annual interest costs would increase approximately $3.85 million for every 1.00% increase in floating interest rates. Generally, our interest costs are capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) is expected to be minimal, but we would incur higher payments. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 2 — Summary of Significant Accounting Policies to our Consolidated Financial Statements, Note 8 — Mortgages, Notes and Loans Payable and Note 13 — Derivative Instruments and Hedging Activities in our Annual Report. We intend to manage a portion of our variable interest rate exposure by using interest rate swaps and caps.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, we implemented a new version of our Enterprise Resource Planning (“ERP”) system on February 24, 2014. This new system changed certain of our business processes and internal controls impacting financial reporting. We believe that the new version of our ERP system and related changes to internal controls will further enhance our internal control over financial reporting. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of system change.

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
May 8, 2014

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

*Management contract, compensatory plan or arrangement

+ Filed herewith

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2014.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2014 and 2013, and (v) the Condensed  Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013.