Form 10-Q
period 2014-06-30
Howard Hughes Corp
filed 2014-08-07
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of common stock, $0.01 par value, outstanding as of August 5, 2014 was 39,638,094.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30,	December 31,
	2014	2013
	(In thousands, except share amounts)
Assets:
Investment in real estate:
Master Planned Community assets	$1,603,361	$1,537,758
Land	244,041	244,041
Buildings and equipment	846,934	754,878
Less: accumulated depreciation	(128,053)	(111,728)
Developments	767,859	488,156
Net property and equipment	3,334,142	2,913,105
Investment in Real Estate and Other Affiliates	77,284	61,021
Net investment in real estate	3,411,426	2,974,126
Cash and cash equivalents	739,568	894,948
Accounts receivable, net	25,179	21,409
Municipal Utility District receivables, net	116,201	125,830
Notes receivable, net	14,385	20,554
Tax indemnity receivable, including interest	329,813	320,494
Deferred expenses, net	61,107	36,567
Prepaid expenses and other assets, net	282,902	173,940
Total assets	$4,980,581	$4,567,868

Liabilities:
Mortgages, notes and loans payable	$1,639,133	$1,514,623
Deferred tax liabilities	55,548	89,365
Warrant liabilities	469,370	305,560
Uncertain tax position liability	217,473	129,183
Accounts payable and accrued expenses	451,228	283,991
Total liabilities	2,832,752	2,322,722

Commitments and Contingencies (see Note 14)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 39,638,094 shares issued and outstanding as of June 30, 2014 and 39,576,344 shares issued and outstanding as of December 31, 2013	396	396
Additional paid-in capital	2,833,631	2,829,813
Accumulated deficit	(684,479)	(583,403)
Accumulated other comprehensive loss	(8,281)	(8,222)
Total stockholders’ equity	2,141,267	2,238,584
Noncontrolling interests	6,562	6,562
Total equity	2,147,829	2,245,146
Total liabilities and equity	$4,980,581	$4,567,868

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues:
Master Planned Community land sales	$153,164	$66,021	$200,835	$113,247
Builder price participation	3,843	2,426	7,940	3,701
Minimum rents	22,189	20,134	42,549	39,060
Tenant recoveries	6,893	5,065	12,908	10,390
Condominium rights and unit sales	4,358	30,381	7,484	30,381
Resort and conference center revenues	9,622	11,270	19,048	22,374
Other land revenues	2,698	3,830	5,210	6,632
Other rental and property revenues	6,864	6,635	12,310	10,068
Total revenues	209,631	145,762	308,284	235,853
Expenses:
Master Planned Community cost of sales	42,719	29,854	65,797	55,553
Master Planned Community operations	11,389	9,794	20,650	18,291
Other property operating costs	16,600	16,340	30,405	31,800
Rental property real estate taxes	4,241	3,359	7,981	7,116
Rental property maintenance costs	2,174	2,143	4,089	3,948
Condominium rights and unit cost of sales	2,191	15,272	3,762	15,272
Resort and conference center operations	6,412	7,680	13,923	15,156
Provision for doubtful accounts	31	277	174	706
Demolition costs	3,435	—	5,951	—
Development-related marketing costs	5,299	658	9,522	721
General and administrative	17,497	11,225	34,379	22,392
Other income	(5,611)	(5,410)	(16,059)	(5,410)
Depreciation and amortization	11,473	6,780	21,982	13,224
Total expenses	117,850	97,972	202,556	178,769

Operating income	91,781	47,790	105,728	57,084

Interest income	18,625	2,067	20,813	4,423
Interest expense	(8,897)	—	(16,218)	(143)
Warrant liability loss	(67,370)	(111,200)	(163,810)	(144,227)
Reduction in tax indemnity receivable	(10,927)	(7,499)	(10,927)	(9,403)
Equity in earnings from Real Estate and Other Affiliates	6,587	5,707	12,655	8,440
Income (loss) before taxes	29,799	(63,135)	(51,759)	(83,826)
Provision for income taxes	44,532	13,361	49,305	15,840
Net loss	(14,733)	(76,496)	(101,064)	(99,666)
Net income attributable to noncontrolling interests	(27)	(58)	(12)	(12)
Net loss attributable to common stockholders	$(14,760)	$(76,554)	$(101,076)	$(99,678)

Basic loss per share:	$(0.37)	$(1.94)	$(2.56)	$(2.53)

Diluted loss per share:	$(0.37)	$(1.94)	$(2.56)	$(2.53)

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Comprehensive loss, net of tax:
Net loss	$(14,733)	$(76,496)	$(101,064)	$(99,666)
Other comprehensive income (loss):
Interest rate swaps (a)	(81)	2,112	118	2,533
Capitalized swap interest (b)	(44)	(318)	(177)	(731)
Other comprehensive income (loss)	(125)	1,794	(59)	1,802
Comprehensive loss	(14,858)	(74,702)	(101,123)	(97,864)
Comprehensive income attributable to noncontrolling interests	(27)	(58)	(12)	(12)
Comprehensive loss attributable to common stockholders	$(14,885)	$(74,760)	$(101,135)	$(97,876)

(a)

Net of deferred tax expense of zero and $0.1 million for the three months and six months ended June 30, 2014, respectively. Net of deferred tax expense of $0.3 million and $0.4 million for the three and six months ended June 30, 2013, respectively.

(b)

Net of deferred tax benefit of zero and $0.1 million for the three and six months ended June 30, 2014, respectively. Net of deferred tax benefit of $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

					Accumulated
			Additional		Other
		Common	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
(In thousands, except share amounts)	Shares	Stock	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, January 1, 2013	39,498,912	$395	$2,824,031	$(509,613)	$(9,575)	$5,759	$2,310,997
Net income (loss)		—	—	(99,678)	—	12	(99,666)
Adjustment to noncontrolling interest		—	—	—	—	1,616	1,616
Preferred dividend payment on behalf of REIT subsidiary		—	—	—	—	(12)	(12)
Interest rate swaps, net of tax of $379		—	—	—	2,533	—	2,533
Capitalized swap interest, net of tax of $377		—	—	—	(731)	—	(731)
Stock plan activity	77,432	1	2,578	—	—	—	2,579
Balance, June 30, 2013	39,576,344	$396	$2,826,609	$(609,291)	$(7,773)	$7,375	$2,217,316

Balance, January 1, 2014	39,576,344	$396	$2,829,813	$(583,403)	$(8,222)	$6,562	$2,245,146
Net income (loss)		—	—	(101,076)	—	12	(101,064)
Preferred dividend payment on behalf of REIT subsidiary		—	—	—	—	(12)	(12)
Interest rate swaps, net of tax of $49		—	—	—	118	—	118
Capitalized swap interest, net of tax of $100		—	—	—	(177)	—	(177)
Stock plan activity	61,750	—	3,818	—	—	—	3,818
Balance, June 30, 2014	39,638,094	$396	$2,833,631	$(684,479)	$(8,281)	$6,562	$2,147,829

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(101,064)	$(99,666)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	19,580	11,427
Amortization	2,402	1,797
Amortization of deferred financing costs	1,649	338
Amortization of intangibles other than in-place leases	289	192
Straight-line rent amortization	(711)	(705)
Deferred income taxes	47,514	15,871
Restricted stock and stock option amortization	3,818	2,578
Gain on disposition of asset	(2,373)	—
Warrant liability loss	163,810	144,227
Reduction in tax indemnity receivable	10,927	9,403
Interest income related to tax indemnity	(20,246)	(3,870)
Equity in earnings from Real Estate and Other Affiliates, net of distributions	(10,423)	(5,441)
Provision for doubtful accounts	174	706
Master Planned Community land acquisitions	(67,284)	—
Master Planned Community development expenditures	(55,162)	(67,484)
Master Planned Community cost of sales	59,281	48,731
Condominium development expenditures	(17,821)	(6,761)
Condominium and other cost of sales	3,762	15,270
Proceeds from sale of condominium rights	—	47,500
Percentage of completion revenue recognition from sale of condominium rights	(7,484)	(30,381)
Non-monetary consideration relating to land sale	(13,789)	—
Net changes:
Accounts and notes receivable	23,845	(1,081)
Prepaid expenses and other assets	1,177	11,776
Condominium deposits received	103,240	—
Deferred expenses	(22,052)	(760)
Accounts payable and accrued expenses	(5,740)	(5,918)
Condominium deposits held in escrow	(103,240)	—
Other, net	(4,811)	1,666
Cash provided by operating activities	9,268	89,415

Cash Flows from Investing Activities:
Property and equipment expenditures	(4,517)	(4,823)
Operating property improvements	(1,707)	(9,616)
Property developments and redevelopments	(292,128)	(81,736)
Proceeds from insurance claims	6,227	—
Proceeds from dispositions	5,500	—
Investment in Summerlin Las Vegas Baseball Club, LLC	—	(10,200)
Investment in KR Holdings, LLC	—	(16,750)
Investments in Real Estate and Other Affiliates, net	(2,117)	(758)
Change in restricted cash	(2,225)	(12,673)
Cash used in investing activities	(290,967)	(136,556)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	164,051	94,575
Principal payments on mortgages, notes and loans payable	(33,581)	(60,829)
Deferred financing costs	(4,139)	(460)
Preferred dividend payment on behalf of REIT subsidiary	(12)	(12)
Distributions to noncontrolling interests	—	(2,134)
Cash provided by financing activities	126,319	31,140

Net change in cash and cash equivalents	(155,380)	(16,001)
Cash and cash equivalents at beginning of period	894,948	229,197
Cash and cash equivalents at end of period	$739,568	$213,196

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$41,628	$15,401
Interest capitalized	23,965	18,202
Income taxes paid	1,370	1,914

Non-Cash Transactions:
Special Improvement District bond transfers associated with land sales	6,516	6,823
Property developments and redevelopments	51,377	27,469
Non-cash increase in Property due to consolidation of Real Estate Affiliate	—	3,750
Transfer of condominium buyer deposits to Real Estate Affiliate	—	34,220

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1        BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”). Such condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements for the year ended December 31, 2013 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the full fiscal year.

As a result of the increasing significance of development-related marketing costs in our operations, we have chosen to present as one line item in the Statement of Operations the amount of development-related marketing costs expensed. Previously, these expenses were included in the line item, Other property operating costs. As such, amounts in 2013 have been reclassified to conform to the 2014 presentation. Development-related marketing costs include salaries, benefits, agency fees, events, advertising, online hosting, marketing related travel, and other costs that we incur for the benefit of our developments and re-developments.

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

The estimated $210.0 million fair value for the Sponsors Warrants representing warrants to purchase 1,916,667 shares and estimated $259.4 million fair value for the Management Warrants representing warrants to purchase 2,862,687 shares outstanding as of June 30, 2014, have been recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsors Warrants and Management Warrants were $141.8 million and $163.8 million, respectively, as of December 31, 2013. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 6 — Fair Value of Financial Instruments. Decreases and increases in the fair value of the Sponsors Warrants and the Management Warrants are recognized as either warrant liability gains or losses, respectively, in the Condensed Consolidated Statements of Operations.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Basic EPS:
Numerator:
Net loss	$(14,733)	$(76,496)	$(101,064)	$(99,666)
Net income attributable to noncontrolling interests	(27)	(58)	(12)	(12)
Net loss attributable to common stockholders	$(14,760)	$(76,554)	$(101,076)	$(99,678)

Denominator:
Weighted average basic common shares outstanding	39,458	39,445	39,456	39,443

Diluted EPS:
Numerator:
Net loss attributable to common stockholders	$(14,760)	$(76,554)	$(101,076)	$(99,678)
Less: Warrant liability gain	—	—	—	—
Adjusted net loss attributable to common stockholders	$(14,760)	$(76,554)	$(101,076)	$(99,678)

Denominator:
Weighted average basic common shares outstanding	39,458	39,445	39,456	39,443
Restricted stock and stock options	—	—	—	—
Warrants	—	—	—	—
Weighted average diluted common shares outstanding	39,458	39,445	39,456	39,443

Basic earnings (loss) per share:	$(0.37)	$(1.94)	$(2.56)	$(2.53)

Diluted earnings (loss) per share:	$(0.37)	$(1.94)	$(2.56)	$(2.53)

The diluted EPS computation for the three and six months ended June 30, 2014 excludes 1,040,240 stock options, 172,690 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsors Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti-dilutive.

The diluted EPS computations for the three and six months ended June 30, 2013 excludes 918,440 stock options, 122,332 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsor Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti-dilutive.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 4        RECENT TRANSACTIONS

In May 2014, we acquired 1,343 acres of undeveloped land located 13 miles north of The Woodlands for $67.3 million and entered into a contract to acquire from a different seller an additional 652 adjacent acres. The second purchase is expected to close in September 2014. We have preliminarily planned for 1,834 acres of residential and 161 acres of commercial development on the combined sites, and currently estimate that the residential acres will yield over 4,600 lots. The first lots are expected to be finished and sold in 2016. This land acquisition will be developed by The Woodlands management team and is included in the Master Planned Communities segment.

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

No impairment charges were recorded during the three or six months ended June 30, 2014 or 2013. We continually evaluate our strategic alternatives with respect to each of our properties and may revise our strategy from time to time, including our intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, we may decide to sell property that is held for use and the sale price may be less than the carrying amount. As a result, these changes in strategy could result in impairment charges in future periods.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 6                         FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents, for each of the fair value hierarchy levels required under Accounting Standards Codification (“ASC”) 820 (“ASC 820”) Fair Value Measurement our assets and liabilities that are measured at fair value on a recurring basis.

	June 30, 2014				December 31, 2013
	Fair Value Measurements Using				Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)				(In thousands)
Assets:
Cash equivalents	$200,009	$200,009	$—	$—	$—	$—	$—	$—
Liabilities:
Warrants	469,370	—	—	469,370	305,560	—	—	305,560
Interest rate swaps	4,076	—	4,076	—	4,164	—	4,164	—

Cash equivalents consist primarily of two registered money market mutual funds which invests in United States treasury securities that are valued at the net asset value of the underlying shares in the funds as of the close of business at the end of each period. The fair value approximates carrying value.

The valuation of warrants is based on an option pricing valuation model. The inputs to the model include the fair value of the stock related to the warrants, exercise price of the warrants, term, expected volatility, risk-free interest rate and dividend yield and with respect to the Management Warrants, a discount for lack of marketability.

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

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) which are our Sponsors and Management Warrants:

	2014	2013
	(In thousands)
Balance as of January 1,	$305,560	$123,573
Warrant liability loss	163,810	144,227
Balance as of June 30,	$469,370	$267,800

The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data. Changes in the fair value of the Sponsors Warrants and the Management Warrants are recognized in earnings as a warrant liability gain or loss.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The significant unobservable input used in the fair value measurement of our warrants designated as Level 3 as of June 30, 2014 is as follows:

	Fair Value	Valuation Technique	Unobservable Input	Volatility	Marketability Discount (b)
	(In thousands)
Warrants	$469,370	Option Pricing Valuation Model	Expected Volatility (a)	24.9%	22.0%

(a) Based on the equity volatility of comparable companies.

(b) Represents the discount rate for lack of marketability of the Management Warrants. The discount rate was approximately 29% at December 31, 2013.

The expected volatility in the table above is a significant unobservable input used to estimate the fair value of our warrant liabilities. An increase in expected volatility would increase the fair value of the liability, while a decrease in expected volatility would decrease the fair value of the liability.

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

	June 30, 2014			December 31, 2013
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
	(In thousands)
Assets:
Cash and cash equivalents (a)	$539,559	$539,559		$894,948	$894,948
Notes receivable, net	14,385	14,385		20,554	20,554
Tax indemnity receivable, including interest	329,813		(b)	320,494		(b)

Liabilities:
Fixed-rate debt	$952,491	$1,013,529		$971,786	$1,012,461
Variable-rate debt (c)	660,057	660,057		509,737	509,737
SID bonds	26,585	26,411		33,100	32,837
Total mortgages, notes and loans payable	$1,639,133	$1,699,997		$1,514,623	$1,555,035

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

The fair value of debt in the table above, not including our Senior Notes (as defined below), was estimated based on a discounted future cash payment model using Level 2 inputs, which includes risk premiums for loans of comparable quality and a risk free rate derived from the current London Interbank Offered Rate (“LIBOR”) or U.S. Treasury obligation interest rates. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The fair value of our Senior Notes included in Fixed-rate debt in the table above was estimated based on quoted market prices for similar issues.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value because of the short-term maturity of these instruments.

NOTE 7        REAL ESTATE AND OTHER AFFILIATES

In the ordinary course of business, we enter into partnerships or joint ventures primarily for the development and operations of real estate assets which are referred to as “Real Estate Affiliates”. These partnerships or joint ventures are accounted for in accordance with ASC 810 (“ASC 810”) Consolidations.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Our investment in real estate and other affiliates which are reported on the equity and cost methods are as follows:

	Economic/ Legal Ownership		Carrying Value		Share of Earnings/Dividends
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In percentages)		(In thousands)		(In thousands)
Equity Method Investments:
Circle T Ranch and Power Center	50.00%	50.00%	$9,004	$9,004	$—	$—	$—	$—
HHMK Development (a)	50.00%	50.00%	13	13	193	153	483	153
KR Holdings (a)	50.00%	50.00%	34,059	19,764	5,726	5,191	9,735	5,191
Millennium Phase II (a)	81.43%	81.43%	2,129	2,174	(99)	—	(135)	—
Parcel C (a)	50.00%	50.00%	7,245	5,801	—	—	—	—
Stewart Title	50.00%	50.00%	4,013	3,843	425	326	518	517
Summerlin Apartments, LLC (a)	50.00%	—	—	—	—	—	—	—
Summerlin Las Vegas Baseball Club, LLC (a)	50.00%	50.00%	10,813	10,636	302	—	176	—
Parcel D (b)	50.00%	50.00%	3,642	3,461	—	—	—	—
Woodlands Sarofim	20.00%	20.00%	2,573	2,579	40	37	97	76
			73,491	57,275	6,587	5,707	10,874	5,937
Cost basis investments (c)			3,793	3,746	—	—	1,781	2,503
Investment in Real Estate and Other Affiliates			$77,284	$61,021	$6,587	$5,707	$12,655	$8,440

(a)	Equity method variable interest entities.
(b)	This entity was previously considered a VIE, whose reassessment in 2013 caused it to no longer be considered a VIE. Please refer to the discussion in the section following the table.
(c)	Includes distribution received from Summerlin Hospital Medical Center.

We are not the primary beneficiary of any of the VIEs listed above because we do not have the power to direct activities that most significantly impact the economic performance of such joint ventures and therefore we report our interests on the equity method. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs. The aggregate carrying value of the unconsolidated VIEs was $54.3 million and $38.4 million as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, approximately $135.4 million of indebtedness was secured by the properties owned by our Real Estate Affiliates of which our share was approximately $75.2 million based upon our economic ownership. All of this debt is without recourse to us.

At June 30, 2014, the Company was the primary beneficiary of one VIE, which we therefore consolidated. The creditors of the consolidated VIE do not have recourse to the Company’s general credit. As of June 30, 2014, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $20.7 million and $0.1 million, respectively. As of December 31, 2013, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $20.6 million and $0.1 million, respectively. The assets of the VIEs are restricted for use only by the particular VIEs and are not available for our general operations.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

KR Holdings closed on a $132.0 million first mortgage construction loan on May 15, 2013 of which $37.3 million is outstanding as of June 30, 2014. Upon closing and under the terms of the venture agreement, we sold to KR Holdings our interest in the condominium rights for net cash proceeds of $30.8 million and a 50% equity interest in KR Holdings. Our partner contributed $16.8 million of cash for their 50% equity interest. The construction loan will be drawn over the course of construction, is secured by the condominium rights and buyers’ deposits, has no recourse to us, matures on May 15, 2016, and bears interest at one-month LIBOR plus 3.00%.

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

Summerlin Apartments, LLC

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment development. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. This project represents the first residential development in Summerlin’s 400-acre downtown and is located within walking distance of downtown Summerlin. We will contribute a 5.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture when construction financing closes. Our partner will contribute cash for their 50% interest, act as the development manager, fund all pre-development activities, obtain construction financing and provide any guarantees required by the lender. Upon a sale of the property, we are entitled to 100% of the proceeds in excess of an amount determined by applying a 7.0% capitalization rate to NOI. The venture is expected to begin construction in the fall of 2014 with a projected second quarter 2015 opening for the first phase and the final phase being opened by the end of 2015.

Summerlin Las Vegas Baseball Club, LLC

On August 6, 2012, we entered into a joint venture for the purpose of acquiring 100% of the operating assets of the Las Vegas 51s, a Triple-A baseball team which is a member of the Pacific Coast League. We own 50% of the venture and our partners jointly own the remaining 50%. Unanimous consent of the partners is required for all major decisions. As of the date the joint venture acquired the baseball team, we had funded our capital contribution of $10.5 million. Our strategy in owning an interest is to pursue a potential relocation of the team to a to-be-built stadium in our Summerlin master planned community. Efforts to re-locate the team are ongoing but there can be no assurance that such a stadium will ultimately be built.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Metropolitan Downtown Columbia Project

On October 27, 2011, we entered into a joint venture, Parcel D Development, LLC (“Parcel D”), with Kettler, Inc. (“Kettler”) to construct a Class A apartment building with ground floor retail space in downtown Columbia, Maryland. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. On July 11, 2013, the joint venture closed a $64.1 million construction loan which is non-recourse to us. The loan bears interest at one-month LIBOR plus 2.4% and matures in July 2020. At loan closing, our land contribution was valued at $53,500 per unit, or $20.3 million, and Kettler contributed $13.3 million in cash, of which $7.0 million was distributed to us. Both we and Kettler made additional contributions of $3.1 million to the joint venture in accordance with the loan agreement, thus increasing our total capital account to $16.4 million. This transaction was accounted for as a partial sale of the land for which we recognized a net profit of $0.7 million.

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

Other

Our interest in Westlake Retail Associates, Ltd. (“Circle T Ranch”) and 170 Retail Associates (“Circle T Power Center”), and together with Circle T Ranch (“Circle T”), Woodlands Sarofim #1 Ltd. (“Woodlands Sarofim”) industrial buildings and Stewart Title of Montgomery County, Inc. (“Stewart Title”) are reflected in our financial statements as non-consolidated joint ventures in which we own a non-controlling interest and are accounted for on the equity method.

NOTE 8        MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$952,491	$971,786
Special Improvement District bonds	26,585	33,100
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	660,057	509,737
Total mortgages, notes and loans payable	$1,639,133	$1,514,623

(a) As more fully described below, $172.0 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents our mortgages, notes, and loans payable by property:

				Maximum	Carrying Value
		Interest		Facility	June 30,	December 31,
$ In thousands	Maturity (a)	Rate		Amount	2014	2013
Master Planned Communities
Bridgeland Land Loan	June 2022	5.50%			$15,874	$18,066
Bridgeland Development Loan	June 2015	5.00	%(d)	$30,000	16,447	—
Summerlin South SID Bonds - S108	December 2016	5.95%			696	823
Summerlin South SID Bonds - S124	December 2019	5.95%			263	285
Summerlin South SID Bonds - S128	December 2020	7.30%			665	707
Summerlin South SID Bonds - S128C	December 2030	6.05%			5,392	5,511
Summerlin South SID Bonds - S132	December 2020	6.00%			3,272	3,962
Summerlin West SID Bonds - S808/S810	April 2031	7.13%			5,982	11,168
Summerlin South SID Bonds - S151	June 2025	6.00%			6,421	6,623
The Woodlands Master Credit Facility	August 2018	2.90	%(d)	250,000	176,663	176,663
Master Planned Communities Total					231,675	223,808

Operating Assets
70 Columbia Corporate Center (b)	July 2019	2.40	%(d)		20,000	16,287
Columbia Regional Building	March 2018	2.15	%(d)	23,008	18,037	9,207
One Hughes Landing	November 2017	2.80	%(d)	38,000	32,884	19,128
Millennium Waterway Apartments	June 2022	3.75%			55,584	55,584
110 N. Wacker (c)	October 2019	5.21	%(d)		29,000	29,000
9303 New Trails	December 2023	4.88%			13,238	13,398
Outlet Collection at Riverwalk	October 2018	2.90	%(d)	64,400	35,555	—
The Woodlands Resort & Conference Center	February 2019	3.65	%(d)	95,000	54,222	36,100
Victoria Ward	September 2016	3.35	%(d)	250,000	238,716	238,716
20/25 Waterway Avenue	May 2022	4.79%			14,434	14,450
3 Waterway Square	August 2028	3.94%			52,000	52,000
4 Waterway Square	December 2023	4.88%			38,768	39,237
Capital lease obligations	Various	3.60%			168	205
Operating Assets Total					602,606	523,312

Strategic Developments
Downtown Summerlin SID Bonds - S108	December 2016	5.95%			388	452
Downtown Summerlin SID Bonds - S128	December 2030	6.05%			3,506	3,569
ExxonMobil	June 2019	2.05	%(d)	143,000	7,512	—
Two Hughes Landing	September 2018	2.80	%(d)	41,230	16,937	10
Hughes Landing Retail	December 2018	2.10	%(d)	36,575	11,145	913
One Lake’s Edge	November 2018	2.65	%(d)	73,525	2,939	—
Strategic Developments Total					42,427	4,944

Other Corporate Financing Arrangements	Various	3.00%		22,700	20,620	21,309
Senior Notes	October 2021	6.88%			750,000	750,000

Unamortized underwriting fees					(8,195)	(8,750)
					$1,639,133	$1,514,623

(a)	Maturity date includes any extension periods which can be exercised at our option.
(b)	The note we assumed on August 15, 2012 was fully paid with cash on hand on April 15, 2014. On June 30, 2014, we entered into a new loan agreement for $20.0 million at one-month LIBOR plus 2.25%.
(c)	The $29.0 million outstanding principal balance is swapped to a 5.21% fixed rate through maturity.
(d)	The interest rate presented is based on the one or three month LIBOR rate at June 30, 2014.

The weighted average interest rate on our mortgages, notes and loans payable was 5.05% and 5.25% as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, we had $1.6 billion of mortgages, notes and loans payable. All of the mortgage debt is secured by the individual properties as listed in the table above and is non-recourse to HHC, except for: (i) the $750.0 million of Senior Notes; (ii) $35.6 million of construction financing for the Outlet Collection at Riverwalk which will be reduced to 25% upon completion of the project and the achievement of an 11% debt yield and a certain level of tenant sales per square foot for twelve months, (iii) $20.6 million of Other Corporate Financing Arrangements; and (iv) a $7.0 million parent guarantee associated with the 110 N. Wacker mortgage. Furthermore, as more fully explained below under Strategic Developments on July 15, 2014, we closed on a $311.8 million financing for the

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Downtown Summerlin development (formerly known as The Shops at Summerlin) which has a maximum recourse to us of 35% assuming the loan is fully drawn. The Woodlands Master Credit Facility and The Woodlands Resort & Conference Center loans are recourse to the entities that directly own The Woodlands operations. Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Such provisions are not expected to impact our operations in 2014. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance, or a percentage of the loan balance. As of June 30, 2014, land, buildings and equipment and developments in progress with a cost basis of $2.1 billion have been pledged as collateral for our mortgages, notes and loans payable.

As of June 30, 2014, we were in compliance with all of the financial covenants related to our debt agreements.

Master Planned Communities

On August 8, 2013, The Woodlands refinanced its existing Master Credit Facility with a $250.0 million credit facility consisting of a $125.0 million term loan and a $125.0 million revolver (together, the “TWL Facility”). The TWL Facility bears interest at one-month LIBOR plus 2.75% and has an initial three-year term through August 2016 with two, one-year extension options. The extension options require a reduction of the total commitment to $220.0 million for the first extension and $185.0 million for the second extension. The TWL Facility also contains certain covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to us based on a loan-to-value test. There was $73.3 million of undrawn and available borrowing capacity under the TWL Facility based on the collateral underlying the facility and loan covenants as of June 30, 2014.

During the second quarter of 2012, we refinanced $18.1 million of existing debt related to our Bridgeland Master Planned Community with a ten-year term loan facility at a fixed interest rate of 5.50% for the first five years and three-month LIBOR plus 2.75% for the remaining term and maturing on June 29, 2022. Beginning on June 29, 2014, annual principal payments are required in the amount of 5.00% of the then outstanding principal balance. In addition, we simultaneously entered into a three-year revolving credit facility with aggregate borrowing capacity of $140.0 million of which $65.7 million has been utilized as of June 30, 2014 and which has a $30.0 million maximum outstanding loan amount at any time. The revolving loan bears interest at the greater of 5.00% or one-month LIBOR plus 3.25% and matures on June 29, 2015. This loan is intended to provide working capital at Bridgeland to accelerate development efforts to meet the demand of homebuilders for finished lots in the community. The Bridgeland loans are cross-collateralized and cross-defaulted and the Bridgeland Master Planned Community serves as collateral for the loans. The loans also require that Bridgeland maintain a minimum $3.0 million cash balance and a minimum net worth of $250.0 million. Additionally, we are restricted from making cash distributions from Bridgeland unless the revolving credit facility has no outstanding balance and one year of real estate taxes and debt service on the term loan have been escrowed with the lender.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Operating Assets

On April 15, 2014, we paid $17.0 million cash in full satisfaction of the $16.0 million participating loan that we assumed as part of the acquisition of 70 CCC in August 2012. The non-recourse, interest only promissory note was due to mature on August 31, 2017 and included a participation right to the lender for 30% of the appreciation in the market value of the property after our 10% cumulative preferred return and repayment of the outstanding debt and our contributed equity. The final payment included approximately $0.7 million for this participation right based upon the appraised value of the property. On June 27, 2014, we closed on a new $20.0 million loan for the 70 Columbia Corporate Center (“70 CCC”) that bears interest at one-month LIBOR plus 2.25% and has an initial maturity date of July 2017 with two, one-year extension options.

On October 24, 2013, we closed on a $64.4 million partial recourse construction loan for the Outlet Collection at Riverwalk. The loan bears interest at one-month LIBOR plus 2.75%, with an initial maturity date of October 24, 2016 with two, one-year extension options. The initial recourse amount of 50.0% will be reduced to 25.0% upon completion of the project and the achievement of an 11.0% debt yield and a minimum level of tenant sales per square foot for twelve months.

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

On February 8, 2013, we closed on a $95.0 million non-recourse construction loan which repaid the existing $36.1 million mortgage and provides funding for the redevelopment of The Woodlands Resort & Conference Center. The loan bears interest at one-month LIBOR plus 3.50% and has an initial maturity of February 8, 2016, with three one-year extensions at our option. The loan is secured by a 440-room and 40-acre conference center and resort located within The Woodlands and requires the maintenance of specified financial ratios after completion of construction.

On November 14, 2012, we closed on a non-recourse financing totaling $38.0 million for the construction of One Hughes Landing, an eight-story, 197,000 square foot office building in The Woodlands. The loan matures on November 14, 2015 and has two, one-year extension options. The loan bears interest at one-month LIBOR plus 2.65%.

On May 31, 2012, as part of the acquisition of our former partner’s interest in Millennium Waterway Apartments, located within The Woodlands, we closed on a $55.6 million non-recourse first mortgage loan. The proceeds from the mortgage were used to refinance the joint venture’s existing debt and to fund our acquisition of the partner’s interest in the property. The loan matures on June 1, 2022 and has a fixed interest rate of 3.75%.

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

On September 30, 2011, we closed on a $250.0 million non-recourse first mortgage financing secured by Ward Village in Honolulu, Hawaii, that bears interest at one-month LIBOR plus 2.50%. The loan may be drawn to a maximum $250.0 million to fund capital expenditures at the property, provided that the outstanding principal

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

balance cannot exceed 65% of the property’s appraised value, and the borrowers are required to have a minimum 10.0% debt yield to draw additional loan proceeds under the facility. The loan permits partial repayment during its term in connection with property releases for development. In the third quarter of 2013, certain properties securing the loan were approved for condominium development. As a result, the properties were removed from the collateral pool and a minor principal paydown of the loan was required. The loan matures on September 29, 2016, and $143.0 million of the principal balance was swapped to a 3.80% fixed rate for the term of the loan. The unused portion of this mortgage was $11.3 million as of June 30, 2014.

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

Strategic Developments

On July 15, 2014, we closed a $311.8 million financing for the construction of Downtown Summerlin development. The loan has an initial rate of one-month LIBOR plus 2.25% with an initial maturity date of July 15, 2017, with two one-year extension options. The loan agreement contains a number of customary covenants and events of default. The loan contains a maximum recourse to the Company of 35% of the outstanding principal plus all unpaid interest. Upon completion of the project and achievement of a 1.25x debt service coverage ratio, 90.0% occupancy and a minimum level of tenant sales per square foot for twelve months, the recourse amount will decrease to 10% of the outstanding principal.

On June 30, 2014, we closed on a $143.0 million construction financing for two office buildings substantially pre-leased to ExxonMobil. The loan bears interest at one-month LIBOR plus 1.90% and has an initial maturity of June 30, 2018, with a one-year extension option.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2014, the ineffective portion recorded in earnings was insignificant.

As of June 30, 2014, we had gross notional amounts of $172.0 million for interest rate swaps and a $100.0 million interest rate cap that were designated as cash flow hedges of interest rate risk. The fair value of the interest rate cap derivative was insignificant.

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that an additional $2.4 million will be reclassified to interest expense.

The table below presents the fair value of our derivative financial instruments which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets:

	June 30,	December 31,
	2014	2013
	(In thousands)
Interest Rate Swaps	$4,076	$4,164
Total derivatives designated as hedging instruments	$4,076	$4,164

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013		2014	2013
Cash Flow Hedges	Amount of Loss Recognized in OCI	Amount of Gain Recognized in OCI	Location of Loss Reclassified from AOCI into Earnings	Amount of Loss Reclassified from AOCI into Earnings	Amount of Loss Reclassified from AOCI into Earnings
	(In thousands)			(In thousands)

Interest Rate Swaps	$(629)	$1,583	Interest Expense	$(548)	$(528)
	$(629)	$1,583		$(548)	$(528)

	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
Cash Flow Hedges	Amount of Loss Recognized in OCI	Amount of Gain Recognized in OCI	Location of Loss Reclassified from AOCI into Earnings	Amount of Loss Reclassified from AOCI into Earnings	Amount of Loss Reclassified from AOCI into Earnings
	(In thousands)			(In thousands)

Interest Rate Swaps	$(971)	$1,486	Interest Expense	$(1,089)	$(1,047)
	$(971)	$1,486		$(1,089)	$(1,047)

NOTE 10                  INCOME TAXES

Several of our subsidiaries are involved in a dispute with the IRS relating to years in which those subsidiaries were owned by General Growth Properties (“GGP”), and in connection therewith, GGP has provided us with an indemnity against certain potential tax liabilities. Pursuant to the Tax Matters Agreement, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the “Tax Indemnity”), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010 (“MPC Taxes”), in an amount up to $303.8 million, plus interest and penalties related to these amounts (the “Indemnity Cap”) so long as GGP controls the action in the United States Tax Court (the “Tax Court”) related to the dispute with the IRS as described below. We recorded the Tax Indemnity receivable at the Indemnity Cap amount as of the spinoff date. The unrecognized tax benefits and related accrued interest recorded through June 30, 2014 are primarily related to the taxes that are the subject of the Tax Indemnity. We have recorded interest income receivable on the Tax Indemnity receivable in the amounts of $58.8 million and $38.6 million as of June 30, 2014 and December 31, 2013, respectively.

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

On May 6, 2011, GGP filed Tax Court petitions on behalf of the two former taxable REIT subsidiaries of GGP seeking a redetermination of federal income tax for the years 2007 and 2008. The petitions seek to overturn determinations by the IRS that the taxpayers were liable for combined deficiencies totaling $144.1 million. On October 20, 2011, GGP filed a motion in the Tax Court to consolidate the cases of the two former taxable REIT subsidiaries of GGP subject to litigation with the Internal Revenue Service due to the common nature of the cases’ facts and circumstances and the issues being litigated. The Tax Court granted the motion to consolidate. The case

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

was heard by the Tax Court in November 2012. The Tax Court filed their ruling in favor of the IRS on June 2, 2014. The Tax Court ruling may be appealed to the Fifth Circuit Court of Appeals. As noted above, GGP controls the litigation and has not yet decided whether to appeal the decision. The time period to appeal will expire during the fourth quarter of 2014.

Unrecognized tax benefits recorded pursuant to uncertain tax positions were $158.6 million and $90.5 million as of June 30, 2014 and December 31, 2013, respectively, excluding interest, of which this entire amount would not impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $58.9 million and $38.7 million as of June 30, 2014 and December 31, 2013, respectively. We recognized an increase in interest expense related to the unrecognized tax benefits of $18.4 million for the three months ended June 30, 2014. The increase in unrecognized tax benefits and related interest expense recorded this quarter is due to the outcome of the Tax Court decision discussed above. The additional interest expense is related to taxes that are the subject of the Tax Indemnity and results in an increase in the tax indemnity receivable due from GGP.

During the six months ended June 30, 2014, the tax indemnity receivable increased by $9.3 million. This increase was due to the increase in the related interest income of $20.2 million and a loss on remeasurement of $10.9 million.

We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable, and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rates based upon actual operating results were 149.6% and (95.2)% for the three and six months ended June 30, 2014 compared to (21.1)% and (18.9)% for the three months ended June 30, 2013. The changes in the tax rate were primarily attributable to the changes in the warrant liability, the valuation allowance, unrecognized tax benefits and tax indemnity receivable amounts as well as other permanent items.

We file a consolidated corporate tax return which includes all of our subsidiaries with the exception of Victoria Ward, Limited (“Ward”), substantially all of which is owned by us. Ward elected to be taxed as a REIT, commencing with the taxable year beginning January 1, 2002. Ward has satisfied the REIT distribution requirements for 2013. In connection with the planned condominium development of Ward that was approved by the Hawaii Real Estate Commission during the fourth quarter of 2013, the Company now intends to revoke the REIT election during 2015, before future phases of condominium development commence. As a result of our intention to revoke REIT status, we recorded deferred tax liabilities in the fourth quarter 2013 of $48.0 million for book and tax basis differences that we no longer expect to reverse while Victoria Ward, Limited is a REIT.

NOTE 11                  STOCK-BASED PLANS

Our stock based plans are described, and informational disclosures are provided, in the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2013.

Stock Options

The following table summarizes our stock option plan:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at January 1, 2014	965,440	$64.57
Granted	92,000	145.19
Forfeited	(17,200)	75.02
Stock Options outstanding at June 30, 2014	1,040,240	$71.53

In February 2014, certain employees were granted stock options, half of which cliff vest on December 31, 2018. The remaining options also cliff vest on December 31, 2018, however, the amount of options are diminished if certain prescribed shareholder return hurdles are not met. Option grantees must be employed by the Company on the vesting date to be eligible to receive the award.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Restricted Stock

Restricted stock awards issued under the Equity Plan provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed as established by the Committee. For the three and six months ended June 30, 2014, compensation expense of $1.0 million and $1.8 million, respectively, is included in general and administrative expense related to restricted stock awards. The balance of unamortized restricted stock awards as of June 30, 2014 was $12.5 million, which is expected to be expensed over a weighted-average period of 3.7 years.

The following table summarizes restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at January 1, 2014	122,332	$75.21
Granted	61,750	126.38
Vested	(11,394)	97.72
Restricted Stock outstanding at June 30, 2014	172,688	$92.02

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 12                  OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of prepaid expenses and other assets.

	June 30,	December 31,
	2014	2013
	(In thousands)
Special Improvement District receivable	$39,750	$39,688
Equipment, net of accumulated depreciation of $1.6 million and $0.7 million, respectively	21,041	21,978
Tenant incentives and other receivables	5,490	6,757
Federal income tax receivable	6,099	6,053
Prepaid expenses	6,832	4,744
Below-market ground leases	19,833	20,002
Condominium deposits	115,645	12,405
Security and escrow deposits	30,838	28,082
Above-market tenant leases	991	1,095
Uncertain tax position asset	20,616	13,528
In-place leases	8,226	9,306
Intangibles	3,654	3,714
Other	3,887	6,588
	$282,902	$173,940

The $109.0 million increase as of June 30, 2014 compared to December 31, 2013 primarily relates to the increase of $103.2 million in restricted condominium cash deposits for the two new market rate towers at Ward Village for which we began public sales on February 1, 2014, and the $7.1 million increase in our uncertain tax position asset as more fully discussed in Note 10 — Income Taxes.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of accounts payable and accrued expenses.

	June 30,	December 31,
	2014	2013
	(In thousands)
Construction payables	$177,539	$106,741
Accounts payable and accrued expenses	34,511	46,998
Condominium deposits	115,645	12,405
Membership deposits	22,063	24,830
Above-market ground leases	2,351	2,431
Deferred income	31,084	18,963
Accrued interest	14,916	17,463
Accrued real estate taxes	6,247	8,581
Tenant and other deposits	11,548	9,490
Insurance reserve	1,000	1,417
Accrued payroll and other employee liabilities	12,707	15,666
Special assessment	2,603	2,603
Interest rate swaps	4,076	4,164
Other	14,938	12,239
	$451,228	$283,991

The $167.2 million increase as of June 30, 2014 compared to December 31, 2013 is primarily due to the increase of $103.2 million in condominium deposits for the two new market rate towers at Ward Village and a $70.8 million increase in construction payables primarily due to increased development activities at Downtown Summerlin, The Woodlands Resort & Conference Center, Outlet Collection at Riverwalk, South Street Seaport and One Hughes Landing.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 13                  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes AOCI for the period indicated (amounts in thousands):

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)

Gains and Losses on Cash Flow Hedges

(In Thousands)

For the Three Months Ended June 30, 2014
(In Thousands)
Balance as of April 1, 2014	$(8,156)

Other comprehensive income before reclassifications	(673)
Amounts reclassified from accumulated other comprehensive loss	548
Net current-period other comprehensive income	(125)
Balance as of June 30, 2014	$(8,281)

For the Six Months Ended June 30, 2014
(In Thousands)
Balance as of January 1, 2014	$(8,222)

Other comprehensive income before reclassifications	(1,148)
Amounts reclassified from accumulated other comprehensive loss	1,089
Net current-period other comprehensive income	(59)
Balance as of June 30, 2014	$(8,281)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to profit (loss).

The following table summarizes the amounts reclassified out of AOCI for the period indicated:

Reclassifications out of Accumulated Other Comprehensive Income (Loss) (a)

(In Thousands)

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014	Affected line item in the Statement of Operations
Gains and losses on cash flow hedges
Interest rate swap contracts	$(622)	$(1,236)	Interest expense
	74	147	Provision for income taxes
Total reclassifications for the period	$(548)	$(1,089)	Net of tax

(a) Amounts in parentheses indicate debits to profit (loss).

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

We had outstanding letters of credit and surety bonds of $59.8 million and $58.7 million as of June 30, 2014 and December 31, 2013, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

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

In the fourth quarter of 2012, the Uplands portion of South Street Seaport suffered damage due to flooding as a result of Superstorm Sandy. Reconstruction efforts are ongoing and the property is only partially operating. We have received $33.6 million in insurance proceeds through June 30, 2014 at South Street Seaport related to our claim, of which we have recognized $25.3 million in Other income to date, including $5.3 million and $13.1 million during the three and six months ended June 30, 2014, respectively. We believe that our insurance will reimburse substantially all of the costs of repairing the property and will also compensate us for substantially all lost income resulting from the storm.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The assets included in each segment as of June 30, 2014, are contained in the following chart:

Master Planned	Operating Assets		Strategic Developments
Communities

	Retail	Office / Other	Under Construction
• Bridgeland	• Cottonwood Square	• Arizona 2 Lease *	• Creekside Village Green	• Alameda Plaza
• Maryland Communities	• Landmark Mall	• 70 Columbia Corporate Center	• ExxonMobil	• AllenTowne
• Summerlin	• Park West	• Columbia Office Properties ****	• Hughes Landing Retail	• Anaha Condominium Project
• The Woodlands	• Outlet Collection at Riverwalk	• Golf Courses at Summerlin	• Millennium Woodlands Phase II, LLC **	• Bridges at Mint Hill
	• South Street Seaport	and TPC Las Vegas (participation interest)	• ONE Ala Moana ***	• Century Plaza Mall
	• Ward Village	• 2201 Lake Woodlands Drive	• One Lake’s Edge	• Circle T Ranch and Power Center **
	• 20/25 Waterway Avenue	• Millennium Waterway Apartments	• The Metropolitan Downtown	• Cottonwood Mall
	• Waterway Garage Retail	• 9303 New Trails Office	Columbia Project **	• Elk Grove Promenade
		• 110 N Wacker	• 3831 Technology Forest Drive	• 80% Interest in Fashion
		• One Hughes Landing	• Downtown Summerlin	Show Air Rights
		• Stewart Title of Montgomery County, TX **	• Two Hughes Landing	• Hawaii Whole Foods Market Project
		• Summerlin Hospital Medical Center **	• Waiea Condominium Project	• Kendall Town Center
		• Summerlin Las Vegas Baseball Club **	• Waterway Square Hotel	• Kewalo Basin Harbor
		• The Club at Carlton Woods		• Lakemoor (Volo) Land
		• The Woodlands Resort &		• Maui Ranch Land
		Conference Center (under construction)		• Parcel C **
		• Woodlands Sarofim #1 **		• Summerlin Apartments, LLC **
		• 1400 Woodloch Forest		• West Windsor
		• Waterway Square Garage		• Workforce Housing Project
• 3 Waterway Square Office
• 4 Waterway Square Office

*	Notes receivable
**	An equity or cost method investment
***	Asset consists of two equity method investments
****	Includes the Columbia Regional Building which is under construction

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Segment operating results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Master Planned Communities
Land sales	$153,164	$66,021	$200,835	$113,247
Builder price participation	3,843	2,426	7,940	3,701
Minimum rents	207	194	404	389
Other land revenues	2,689	3,830	5,193	6,632
Other rental and property revenues	108	—	175	—
Total revenues	160,011	72,471	214,547	123,969

Cost of sales - land	42,719	29,854	65,797	55,553
Land sales operations	9,275	8,359	16,579	15,312
Land sales real estate and business taxes	2,135	1,435	4,089	2,978
Depreciation and amortization	103	8	203	15
Interest income	(22)	(1)	(79)	(16)
Interest expense (*)	(4,813)	(3,646)	(9,879)	(9,606)
Total expenses	49,397	36,009	76,710	64,236
MPC EBT	110,614	36,462	137,837	59,733

Operating Assets
Minimum rents	21,918	19,756	41,818	38,267
Tenant recoveries	6,941	5,041	12,825	10,293
Resort and conference center revenues	9,622	11,270	19,048	22,374
Other rental and property revenues	6,570	6,612	11,680	10,045
Total revenues	45,051	42,679	85,371	80,979

Other property operating costs	15,485	15,894	28,666	30,796
Rental property real estate taxes	3,762	2,923	6,869	5,906
Rental property maintenance costs	2,008	2,032	3,808	3,688
Resort and conference center operations	6,412	7,680	13,923	15,156
Provision for doubtful accounts	31	277	174	706
Demolition costs	3,434	—	5,928	—
Development-related marketing costs	2,711	658	4,790	721
Depreciation and amortization	9,531	6,398	18,541	12,516
Interest income	(11)	(44)	(130)	(90)
Interest expense	3,928	3,893	5,972	10,698
Equity in Earnings from Real Estate and Other Affiliates	(767)	(363)	(2,572)	(3,096)
Total expenses	46,524	39,348	85,969	77,001
Operating Assets EBT	(1,473)	3,331	(598)	3,978

Strategic Developments
Minimum rents	73	184	336	404
Tenant recoveries	(57)	24	74	97
Condominium rights and unit sales	4,358	30,381	7,484	30,381
Other land revenues	9	—	17	—
Other rental and property revenues	186	23	455	23
Total revenues	4,569	30,612	8,366	30,905

Condominium rights and unit cost of sales	2,191	15,272	3,762	15,272
Other property operating costs	1,094	446	1,721	1,001
Real estate taxes	479	436	1,112	1,210
Rental property maintenance costs	166	111	281	260
Demolition costs	1	—	23	—
Development-related marketing costs	2,588	—	4,732	—
Depreciation and amortization	614	48	1,038	91
Other income	—	(954)	(2,373)	(954)
Interest expense (*)	(3,981)	(675)	(6,630)	(962)
Equity in Earnings from Real Estate and Other Affiliates	(5,820)	(5,344)	(10,083)	(5,344)
Total expenses	(2,668)	9,340	(6,417)	10,574
Strategic Developments EBT	7,237	21,272	14,783	20,331
REP EBT	$116,378	$61,065	$152,022	$84,042

(*) Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets and Strategic Development segments.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following reconciles REP EBT to GAAP-basis net income (loss):

Reconciliation of REP EBT to GAAP-net	Three Months Ended June 30,		Six Months Ended June 30,
income (loss)	2014	2013	2014	2013
	(In thousands)		(In thousands)

REP EBT	$116,378	$61,065	$152,022	$84,042
General and administrative	(17,497)	(11,225)	(34,379)	(22,392)
Corporate interest (expense)/income, net	4,829	1,594	(6,151)	4,300
Warrant liability loss	(67,370)	(111,200)	(163,810)	(144,227)
Provision for income taxes	(44,532)	(13,361)	(49,305)	(15,840)
Reduction in tax indemnity receivable	(10,927)	(7,499)	(10,927)	(9,403)
Corporate other income	5,611	4,456	13,686	4,456
Corporate depreciation	(1,225)	(326)	(2,200)	(602)
Net loss	$(14,733)	$(76,496)	$(101,064)	$(99,666)

The following reconciles segment revenue to GAAP-basis consolidated revenues:

Reconciliation of Segment Basis Revenues to	Three Months Ended June 30,		Six Months Ended June 30,
GAAP Revenues	2014	2013	2014	2013
	(In thousands)		(In thousands)

Master Planned Communities	$160,011	$72,471	$214,547	$123,969
Operating Assets	45,051	42,679	85,371	80,979
Strategic Developments	4,569	30,612	8,366	30,905
Total revenues	$209,631	$145,762	$308,284	$235,853

The assets by segment and the reconciliation of total segment assets to the total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)
Master Planned Communities	$1,850,308	$1,760,639
Operating Assets (a)	1,243,514	1,158,337
Strategic Developments	908,015	462,525
Total segment assets	4,001,837	3,381,501
Corporate and other (b)	978,744	1,186,367
Total assets	$4,980,581	$4,567,868

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

The increase in the Strategic Developments segment’s asset balance as of June 30, 2014 of $445.5 million compared to December 31, 2013 is primarily due to $103.2 million of deposits collected on the sale of condominium units for both our market rate towers at Ward Village, $20.6 million in buildings and equipment from the completion of the transformation of the IBM building at Ward Village into an information center and sales gallery and development

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

and other costs of $151.3 million for Downtown Summerlin, $25.1 million for Hughes Landing multi-family, $17.2 million for Ward Village, $32.0 million for the ExxonMobil office buildings, $12.4 million for Hughes Landing retail, $27.1 million for various projects under construction at The Woodlands, $9.7 million in purchase deposits for a land parcel near the Seaport and $14.3 million increase in the carrying value of our investment in the ONE Ala Moana project.

The decrease in the Corporate segment’s asset balance as of June 30, 2014 of $207.6 million compared to December 31, 2013 is primarily due to cash used to fund development activities.

NOTE 16                  SUBSEQUENT EVENTS

On July 15, 2014 we closed a $311.8 million financing for the construction of Downtown Summerlin development.  Please refer to Note 8 — Mortgages, Notes and Loans Payable for a further description.

On July 18, 2014 we purchased for $12.3 million the fee interest in 110 N. Wacker, which we had previously leased.

On August 6, 2014 we closed a $69.3 million financing for the construction of the Waterway Square Hotel. The loan is at one-month LIBOR plus 2.65% with an initial maturity date of August 6, 2018, and one one-year extension option.

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

•      any cash requirements for replacement of depreciated or amortized assets; and

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

Results of Operations

Consolidated revenues for the three and six months ended June 30, 2014 increased $63.9 million and $72.4 million, respectively, compared to the same periods in 2013, primarily due to increased MPC land sales partially offset by decreased condominium rights and unit sales recognized under the percentage of completion method. MPC land sales for the three and six months ended June 30, 2014 increased $87.1 million and $87.6 million, respectively, compared to the three and six months ended June 30, 2013. The increase was primarily due to an increase in commercial land sales of $88.0 million in The Woodlands, an increase of $13.8 million of land sales in Summerlin, and a $3.5 million increase in minimum rents, which were partially offset by lower residential land sales of $17.5 million in The Woodlands for the six months ended June 30, 2014. Condominium rights and unit sales for the three and six months ended June 30, 2014 decreased $26.0 million and $22.9 million, respectively, compared to the same periods in 2013 primarily as a result of the sale of our interest in condominium rights in the second quarter of 2013.

The net loss attributable to common stockholders was $14.8 million and $101.1 million, or $0.37 and $2.56 loss per diluted share respectively, for the three and six months ended June 30, 2014 compared to a net loss attributable to common stockholders of $76.6 million and $99.7 million, or $1.94 and $2.53 loss per diluted share respectively, for the same period in 2013. The $61.8 million higher net income for the three months ended June 30, 2014 compared to the same period in 2013 was primarily due to higher earnings from our MPC segment of $74.2 million due to higher margins from our commercial land sales at The Woodlands and lower warrant liability loss of $43.8 million, partially offset by the higher provision for income taxes of $31.2 million, lower earnings from our Strategic Developments segment of $14.0 million resulting from the lower profit recognition related to our sale of condominium rights, lower earnings from our Operating Assets segment of $4.8 million, and higher general and administrative expenses of $6.3 million.

The $1.4 million higher net income for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to higher earnings from our MPC segment of $78.1 million due to higher margins from our commercial land sales at The Woodlands and the receipt of insurance proceeds of approximately $13.1 million from Superstorm Sandy mostly offset by higher provision for income taxes of $33.5 million, higher warrant liability loss of $19.6 million, higher general and administrative expenses of $12.0 million, higher corporate interest expense of $10.5 million resulting from the Senior Notes, lower earnings from our Strategic Developments segment of $5.5 million, lower earnings from our Operating Assets segment of $4.6 million, and a $4.5 million favorable legal settlement relating to the British Petroleum oil spill in the Gulf of Mexico that was received in the second quarter of 2013.

Segment Operations

Please refer to Note 15 - Segments for additional information including reconciliations of our segment basis results to generally accepted accounting principles (“GAAP”) basis results.

Master Planned Communities Segment

MPC revenues vary between periods based on economic conditions and several factors such as, but not limited to, location, availability of land for sale, development density and residential or commercial use. Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for our superpad sites and finished lots; therefore, we use this statistic in the discussion of our MPCs below. Net new home sales reflect home sales made by home builders, less cancelations. Cancelations occur when a home buyer signs a contract to purchase a home, but later fails to qualify for a home mortgage or is unable to provide an adequate down payment to complete the home sale. Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized project costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition and development costs, less adjustments for previous impairment charges. Development expenditures are capitalized and generally not reflected in the Condensed Consolidated Statements of Operations in the current year.

MPC sales for the three months ended June 30, 2014 and 2013 is summarized as follows:

	MPC Sales Summary
	Land Sales		Acres Sold		Number of Lots/Units		Price per Acre		Price per Lot/Units
	Three Months Ended June 30,
($ in thousands)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013

Columbia
No land sales	$—	$—	—	—	—	—	$—	$—	$—	$—

Bridgeland
Residential
Single family - detached	6,705	1,869	15.6	6.0	60	28	430	312	112	67

Summerlin
Residential
Superpad sites	27,285	20,434	52.6	55.2	285	272	519	370	96	75
Custom lots	4,200	1,733	3.7	1.7	7	4	1,135	1,019	600	433
Single family - detached	6,370	2,086	6.1	2.7	35	25	1,044	773	182	83
	37,855	24,253	62.4	59.6	327	301	607	407	116	81

The Woodlands
Residential
Single family - detached	16,266	40,581	23.8	65.4	100	241	683	621	163	168
Single family - attached	2,388	872	3.3	2.1	40	22	724	415	60	40
Commercial
Medical	70,550	—	58.9	—	—	—	1,198	—	—	—
Retail	17,401	—	30.3	—	—	—	574	—	—	—
Other	—	135	—	0.7	—	—	—	193	—	—
	106,605	41,588	116.3	68.2	140	263	917	610	133	158
Total acreage sales revenue	151,165	67,710	194.3	133.8	527	592

Deferred revenue	(2,267)	(6,055)
Special Improvement District revenue *	4,266	4,366
Total segment land sale revenue - GAAP basis	$153,164	$66,021

* Applicable exclusively to Summerlin.

MPC sales for the six months ended June 30, 2014 and 2013 is summarized as follows:

	MPC Sales Summary
	Land Sales		Acres Sold		Number of Lots/Units		Price per Acre		Price per Lot/Units
	Six Months Ended June 30,
($ in thousands)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013

Columbia
No land sales	$—	$—	—	—	—	—	$—	$—	$—	$—

Bridgeland
Residential
Single family - detached	6,841	5,458	16.1	18.0	63	80	425	303	109	68

Summerlin
Residential
Super Pad sites	43,566	41,509	83.9	143.0	406	673	519	290	107	62
Custom lots	9,236	2,740	7.5	2.9	15	6	1,231	945	616	457
Single family - detached	11,170	8,185	13.0	11.1	60	88	859	737	186	93
Commercial
Other	2,250	—	10.0	—	—	—	225	—	—	—
	66,222	52,434	114.4	157.0	481	767	579	334	133	68

The Woodlands
Residential
Single family - detached	33,537	52,812	47.7	90.6	183	353	703	583	183	150
Single family - attached	3,326	1,574	4.6	3.8	54	40	723	414	62	39
Commercial
Medical	70,550	—	58.9	—	—	—	1,198	—	—	—
Retail	17,401	—	30.3	—	—	—	574	—	—	—
Other	—	135	—	0.7	—	—	—	193	—	—
	124,814	54,521	141.5	95.1	237	393	882	573	156	139
Total acreage sales revenue	197,877	112,413	272.0	270.1	781	1,240

Deferred revenue	(3,925)	(7,659)
Special Improvement District revenue *	6,883	8,493
Total segment land sale revenue - GAAP basis	$200,835	$113,247

* Applicable exclusively to Summerlin.

MPC land sales, including Special Improvement District (“SID”) transfers and reimbursements and deferred revenue adjustments, increased $87.1 million or 132.0% to $153.2 million for the three months ended June 30, 2014, and increased $87.6 million, or 77.3% to $200.8 million for the six months ended June 30, 2014, as compared to $66.0 million and $113.2 million for the same periods in 2013. The increase in total MPC land sales for the three and six months ended June 30, 2014, respectively, was primarily due to second quarter 2014 commercial land sales of $88.0 million in The Woodlands, including a $70.6 million sale to a major hospital and the sale of three other commercial sites for $17.4 million. In addition, Summerlin land sales increased $13.6 million and $13.8 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.  These increases were partially offset by lower residential land sales in The Woodlands of $22.8 million and $17.5 million for the three and six months ended June 30,2014, respectively, as compared to the same periods in 2013.

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

The Woodlands and Bridgeland

The Woodlands land sales increased $65.0 million, or 156.3% to $106.6 million for the three months ended June 30, 2014, and increased $70.3 million, or 128.9% to $124.8 million for the six months ended June 30, 2014, compared to $41.6 million and $54.5 million for the same periods in 2013. The increase was primarily due to commercial land sales of $88.0 million for the three and six months ended June 30, 2014, compared to $0.1 million for the same periods in 2013. The increase in revenues from commercial land sales was partially offset by lower residential land sales of $22.8 million and $17.5 million for the three and six months ended June 30, 2014, respectively, primarily due to timing of the bid process and resulting lot closings, which can vary significantly from quarter to quarter. The average price per single family detached residential acre at The Woodlands increased $62,000, or 10.0% to $683,000 for the three months ended June 30, 2014 compared to $621,000 for the same period in 2013. The average price per single family detached lot decreased $5,000, or 3.0% to $163,000 for the three months ended June 30, 2014 compared to $168,000 for the same period in 2013 due to smaller average lot sizes sold in 2014 compared to 2013. The commercial land sales were comprised of a $70.6 million sale, representing a price of $1.2 million per acre, to a hospital and three other commercial sites totaling $17.4 million.

In May 2014, we acquired 1,343 acres of undeveloped land located 13 miles north of The Woodlands for $67.3 million and entered into a contract to acquire from a different seller an additional 652 adjacent acres. The second purchase is expected to close in September 2014. We have preliminarily planned for 1,834 acres of residential and 161 acres of commercial development on the combined sites, and currently estimate that the residential acres will yield over 4,600 lots. The first lots are expected to be finished and sold in 2016.

Bridgeland land sales increased $4.8 million, or 258.7%, to $6.7 million for the three months ended June 30, 2014, and increased $1.4 million, or 25.3%, to $6.8 million for the six months ended June 30, 2014, compared to $1.9 million and $5.5 million for the same periods in 2013. The increase in lot sales revenues for the three months ended June 30, 2014, compared to the same period in 2013, relates primarily to the receipt of the wetlands permit in February 2014, which, after a long delay allowed for the development of new lots. Finished lot inventory is expected to continue to increase significantly throughout 2014, with lot sales expected to occur soon after lot delivery. In the second quarter of 2014, we received bids from homebuilders for the sale of 509 lots at an average price of $90,000 per lot, or approximately 17.4% higher than the average finished lot prices during 2013. We currently expect 429 of these lots to close in 2014.

The Grand Parkway is an approximate 180-mile circumferential highway traversing seven counties and encircling the Greater Houston region. We expect the completion of construction of the Grand Parkway, which runs through our Bridgeland property to positively impact the surrounding areas. The new 385-acre ExxonMobil campus is located just south of The Woodlands and is in close proximity to the Grand Parkway. The segment connecting Bridgeland to I-45 near the ExxonMobil campus is expected to be completed by late 2015. The ExxonMobil campus is expected to include approximately three million square feet of space, and we believe it is one of the largest construction projects currently under way in the United States. ExxonMobil began relocating employees to its new location in March 2014, and will continue with relocations into 2015. Upon completion of the relocation, ExxonMobil expects approximately 10,000 people will be employed at the new campus. The direct and indirect jobs related to this relocation are positively impacting The Woodlands and Bridgeland due to increased housing demand, as well as commercial space needs for companies servicing ExxonMobil.

Summerlin

Summerlin land sales revenue increased $13.6 million, or 56.1% to $37.9 million for the three months ended June 30, 2014, and increased $13.8 million, or 26.3% to $66.2 million for the six months ended June 30, 2014, compared to $24.3 million and $52.4 million for the same periods in 2013. The increases were due primarily to strong per-acre superpad price increases, higher than anticipated custom lot sales and the acceleration of finished lot sales originally scheduled to close in the third quarter of 2014. The increased land sales revenue was partially offset by an anticipated decrease in superpad acreage sold compared to the same period in 2013. Homebuilder demand for land in Summerlin continues to remain strong and Summerlin’s strategy is to manage the development and delivery of residential parcels for sale in order to increase the long-term value of the project. Superpad sites are generally 20 to 25 acre parcels of unimproved land where we develop and construct the major utilities (water, sewer and drainage) and roads to the borders of the parcel and the homebuilder completes the on-site utilities, roads and finished lots. The average price per superpad acre increased $149,000 to $519,000 for the three months ended June 30, 2014 compared to $370,000 for the same period in 2013. The increase in average price per acre is primarily due to a scarcity of attractive developable residential land in the Las Vegas market, the continued growth in demand for new housing, and the low levels of inventory in the hands of Summerlin homebuilders.

Summerlin had 123 new home sales for the three months ended June 30, 2014, representing a 31.3% decrease compared to the 179 new home sales for the same period in 2013. Declines in home sales are not unique to Summerlin. Competing master planned communities in the Las Vegas area, that sell more moderately priced homes, are also down for the year by even larger percentages than Summerlin. The median new home price in Summerlin increased 39.5% to $476,000 in the second quarter of 2014 compared to a median new home price of $341,000 for the same period in 2013. Contributing to this increase is the escalation in Summerlin land prices and the limited supply of home inventory currently available. Increasing home prices generally slow down the pace of sales. Another contributing factor is that many homebuyers continue to experience difficulty qualifying for mortgages. Homebuilders, however, continue to work toward bringing new neighborhoods online in 2014, which we believe will increase the volume of home sales in the latter part of 2014 continuing into 2015.

During the second quarter 2014, we announced a joint venture with Discovery Land Company, a leading developer of private clubs and luxury communities, to develop an exclusive luxury community on approximately 550 acres of land within the Summerlin MPC. Formalization of the venture, economics and commencement of development is subject to a number of conditions, including mapping and obtaining entitlements for the land to be contributed to the venture. Assuming successful completion of these conditions, development is expected to begin mid-2015 with the first lot and home sales expected to begin in late 2015.

Total revenues and expenses for the MPC segment are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Land sales	$153,164	$66,021	$200,835	$113,247
Builder price participation	3,843	2,426	7,940	3,701
Other land revenues and minimum rents	3,004	4,024	5,772	7,021
Total revenues	160,011	72,471	214,547	123,969

Cost of sales - land	42,719	29,854	65,797	55,553
Land sales operations	11,410	9,794	20,668	18,290
Depreciation and amortization	103	8	203	15
Interest expense, net	(4,835)	(3,647)	(9,958)	(9,622)
Total expenses	49,397	36,009	76,710	64,236
MPC REP EBT	$110,614	$36,462	$137,837	$59,733

(*)  For a detailed breakdown of our MPC segment EBT, please refer to Note 15 - Segments of our Condensed Consolidated Financial Statements.

Land sales increases of $87.1 million and $87.6 million for the three and six months ending June 30, 2014, respectively, are primarily due to second quarter 2014 commercial land sales in The Woodlands, totaling $88.0 million, compared to $0.1 million of commercial land sales for the first six months of 2013.

Builder price participation represents the contractual amount we collect from home builders when the homes they have constructed sell for greater than an agreed upon amount when the land was sold to them. Builder price participation increased $1.4 million and $4.2 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to more home closings at higher prices at Summerlin and The Woodlands.

Cost of sales - land increased $12.9 million and $10.2 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, primarily due to the significant increase in land sales. We achieved higher margins at Summerlin as a result of higher per-acre prices on all superpads sold, and higher margins at The Woodlands as a result of continuing strong demand for residential land, along with the high volume of second quarter 2014 commercial land sales which have a higher profit margin. Our total land sales gross margins, which include builder price participation, increased to 72.8% and 68.5% for the three and six months ended June 30, 2014, respectively, compared to 56.4% and 52.5% for the same periods in 2013. Excluding the second quarter 2014 commercial land sales, the land sales gross margins would have been 51.0% and 53.0% for the three and six months ended June 30, 2014, respectively. The reason for the reduction in the gross margin in 2014 for the three months ended June 30, 2014 and increase in the gross margin for the six months ended June 30, 2014, compared to the same periods in 2013 is due to the fluctuation of sales volume at Summerlin and The Woodlands, of which both have significantly different gross margin percentages.

Land sales operations increased $1.6 million and $2.4 million for the three and six months ended June 30, 2014, respectively, compared to the same period in 2013. The majority of this increase is attributable to higher commissions and closing costs related to commercial land sales in The Woodlands, and higher legal fees in The Woodlands.

Interest expense, net reflects the amount of interest from other segments that is capitalized at the project level. The primary reason for the $1.2 million and $0.3 million increase for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 was the higher level of land development activity in 2014 at Bridgeland as a result of receiving the wetlands permit in early 2014.

In addition to REP EBT for the MPCs, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 15 - Segments. The following table sets forth the MPC Net Contribution for the three and six months ended June 30, 2014 and 2013. MPC Net Contribution is defined as MPC REP EBT, plus MPC cost of sales and depreciation and amortization reduced by MPC development and acquisition expenditures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
MPC REP EBT (*)	$110,614	$36,462	$137,837	$59,733
Plus:
Cost of sales - land	42,719	29,854	65,797	55,553
Depreciation and amortization	103	8	203	15
Less:
Master Planned Community land acquisitions (a)	(81,073)	—	(81,073)	—
Master Planned Community development expenditures	(26,728)	(36,289)	(55,162)	(67,484)
MPC Net Contribution	$45,635	$30,035	$67,602	$47,817

(*)  For a detailed breakdown of our MPC segment EBT, please refer to Note 15 - Segments of our Condensed Consolidated Financial Statements.

(a)  Includes $13.8 million non-monetary consideration relating to land sales of approximately 21 acres of commercial land in The Woodlands.

The MPC Net Contribution increased by $15.6 million and $19.8 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The increase was primarily attributable to higher land sales and builder price participation revenues at Summerlin and The Woodlands, partially offset by the $67.3 million purchase of 1,343 acres of land located 13 miles north of The Woodlands and $13.8 million purchase of approximately 21 acres of commercial land in The Woodlands.

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

Operating Assets NOI and REP EBT

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Retail
Cottonwood Square	$180	$143	$333	$243
Landmark Mall (a)	75	251	624	394
Outlet Collection at Riverwalk (b)	(1,221)	(338)	(1,473)	(771)
Park West (c)	524	281	1,088	564
Ward Village	6,171	5,883	11,800	11,862
20/25 Waterway Avenue	343	276	764	590
Waterway Garage Retail	164	84	332	71
Total Retail	6,236	6,580	13,468	12,953
Office
70 Columbia Corporate Center (d)	525	91	669	143
Columbia Office Properties (e)	596	271	684	663
2201 Lake Woodlands Drive	137	(73)	104	(31)
One Hughes Landing (f)	1,491	—	1,960	—
9303 New Trails	553	452	1,020	929
110 N. Wacker	1,514	1,508	3,034	3,004
4 Waterway Square	1,407	1,372	2,848	2,973
3 Waterway Square (f)	1,560	71	3,127	71
1400 Woodloch Forest	293	287	533	669
Total Office	8,076	3,979	13,979	8,421

Millennium Waterway Apartments	1,112	1,181	2,172	2,377
The Woodlands Resort & Conference Center (g)	2,005	3,590	3,920	7,218
Total Retail, Office, Multi-family, Resort & Conference Center	17,429	15,330	33,539	30,969

The Club at Carlton Woods	(799)	(497)	(2,012)	(1,615)
The Woodlands Ground leases	112	121	222	224
The Woodlands Parking Garages	(110)	(240)	(289)	(404)
Other Properties	251	(67)	531	(131)
Total Other	(546)	(683)	(1,548)	(1,926)
Operating Assets NOI - Consolidated and Owned as of June 30, 2014	16,883	14,647	31,991	29,043

Redevelopments
South Street Seaport (h)	(1,734)	(1,776)	(3,956)	(3,437)
Total Operating Asset Redevelopments	(1,734)	(1,776)	(3,956)	(3,437)

Dispositions
Rio West Mall (i)	30	292	79	638
Total Operating Asset Dispositions	30	292	79	638
Total Operating Assets NOI - Consolidated	15,179	13,163	28,114	26,244

Straight-line lease amortization (j)	(537)	444	(973)	267
Demolition costs (k)	(3,434)	—	(5,928)	—
Depreciation and amortization (l)	(9,531)	(6,398)	(18,541)	(12,516)
Write-off of lease intangibles and other (m)	—	(392)	—	(2,505)
Equity in earnings from Real Estate and Other Affiliates (n)	767	363	2,572	3,096
Interest, net (o)	(3,917)	(3,849)	(5,842)	(10,608)
Total Operating Assets REP EBT (p)	$(1,473)	$3,331	$(598)	$3,978

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Operating Assets NOI - Equity and Cost Method Investments
Stewart Title (title company)	$861	$667	$1,059	$1,066
Summerlin Baseball Club Member, LLC	611	—	364	—
Woodlands Sarofim # 1	389	332	790	649
Total NOI - equity investees	1,861	999	2,213	1,715

Adjustments to NOI (q)	(48)	(36)	(79)	(69)
Equity Method Investments REP EBT	1,813	963	2,134	1,646
Less: Joint Venture Partner’s Share of REP EBT	(1,046)	(600)	(1,343)	(1,053)
Equity in earnings from Real Estate and Other Affiliates	767	363	791	593

Distributions from Summerlin Hospital Investment (n)	—	—	1,781	2,503
Segment equity in earnings from Real Estate and Other Affiliates	$767	$363	$2,572	$3,096

Company’s Share of Equity Method Investments NOI
Stewart Title (title company)	$431	$334	$530	$533
Summerlin Baseball Club Member, LLC	306	—	182	—
Woodlands Sarofim # 1	78	66	158	130
Total NOI - equity investees	$815	$400	$870	$663

	Economic	Six Months Ended June 30,
	Ownership	Debt	Cash
		(In thousands)
Stewart Title (title company)	50.00%	$—	$1,387
Summerlin Las Vegas Baseball Club	50.00%	—	581
Woodlands Sarofim #1	20.00%	6,395	560

(a)         The NOI decrease for the Landmark Mall for the three months ended June 30, 2014 compared to 2013 is primarily due to reduced rental rates on tenant renewals. Leasing is becoming more difficult due to increasing probability that the asset will be redeveloped in the near future. The NOI increase for the six months ended June 30, 2014 compared to 2013 is due to a favorable property tax settlement with the City of Alexandria for $0.7 million partially offset by reduced rental rates on tenant renewals.

(b)         The NOI decrease for the Outlet Collection at Riverwalk for the three and six months ended June 30, 2014 compared to 2013 is due to a $(1.1) million lease termination fee in the second quarter 2014. The asset was closed in July 2013 for redevelopment and was re-opened in May 2014. The remainder of the NOI losses, excluding the lease termination fee, are due to the closure for redevelopment of a substantial portion of the property during the periods reported.

(c)          The NOI increase for Park West for the three and six months ended June 30, 2014 compared to 2013 is due to increased occupancy from 71.2% to 77.6%.

(d)         The NOI increase for 70 Columbia Corporate Center for the three and six months ended June 30, 2014 compared to 2013 is due to increased occupancy from 58.9% to 94.7%.

(e)          The NOI increase for Columbia Office Properties for the three and six months ended June 30, 2014 compared to 2013 is due to a termination fee of $0.3 million received in second quarter 2014, partially offset by reduced revenues due to the relocation of a major tenant from one of our office buildings to 70 Columbia Corporate Center in second quarter of 2013.

(f)           Both One Hughes Landing and 3 Waterway Square were placed into service during mid-2013.

(g)          The NOI decrease for The Woodlands Resort & Conference Center for the three and six months ended June 30, 2014 compared to 2013 is due to lower occupied room nights and lower banquet and catering revenue resulting from the ongoing renovation project.

(h)         The NOI decrease for South Street Seaport for the six months ended June 30, 2014 compared to 2013 is due to the continued redevelopment of this property.

(i)             Rio West Mall was sold on September 30, 2013.

(j)            The decrease in straight-line lease amortization for the three and six months ended June 30, 2014 compared to 2013 is due to the end of free rent periods for several major tenants at Ward Village.

(k)         The demolition costs for the three and six months ended June 30, 2014 relate to the redevelopment and demolition of Pier 17 at South Street Seaport.

(l)             The increase in depreciation and amortization for the three and six months ended June 30, 2014 compared to 2013 reflects the acceleration of depreciation at Landmark Mall, Ward Village Block K and Block O due to redevelopment plans and placing One Hughes Landing and 3 Waterway Square into service in 2013.

(m)     The write-off of lease intangibles and other for the three and six months ended June 30, 2013 is primarily  related to the write off of tenant improvements and lease commissions for a terminated tenant at 20/25 Waterway in the first quarter of 2013.

(n)         Equity in earnings from Real Estate and Other Affiliates decreased for the six months ended June 30, 2014 compared to the same period in 2013 due to the hospital’s revenue declining as a result of a higher mix of uninsured patients.

(o)         The decrease in interest, net for the six months ended June 30, 2014 compared to 2013 is due to the payoff of the 70 Columbia Corporate Center mortgage and elimination of lender’s participation interest, partially offset by additional interest expense at 3 Waterway Square and One Hughes Landing.

(p)         For a detailed breakdown of our Operating Asset segment REP EBT, please refer to Note 15 - Segments in the Condensed Consolidated Financial Statements.

(q)         Adjustments to NOI include straight-line rent and market lease amortization, demolition costs, depreciation and amortization and non-real estate taxes.

Reconciliation of  Operating Assets Segment Equity in Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Equity Method investments	$767	$363	$791	$593
Cost basis investments and dividends	—	—	1,781	2,503
Operating Assets segment Equity in Earnings from Real Estate and Other Affiliates	767	363	2,572	3,096
Strategic Developments segment Equity in Earnings from Real Estate and Other Affiliates	5,820	5,344	10,083	5,344
Equity in Earnings from Real Estate and Other Affiliates	$6,587	$5,707	$12,655	$8,440

Retail Properties

Retail NOI for the three months ended June 30, 2014 decreased $0.3 million to $6.2 million compared to $6.6 million for the same period in 2013. The decrease was primarily attributable to a $1.1 million lease termination fee at the Outlet Collection at Riverwalk, partially offset by increased revenues due to the re-opening of the center in May 2014.  Retail NOI for the six months ended June 30, 2014 increased $0.5 million to $13.5 million compared to $13.0 million for the same period in 2013. The increase was primarily attributable to a $0.7 million favorable real estate tax settlement at Landmark, $0.6 million increased revenue at Park West due to higher occupancy, partially offset by a $0.5 million net increase in expenses at The Outlet Collection at Riverwalk comprised of a $1.1 million lease termination fee partially offset by cost savings due to the closure of the center for redevelopment.

The following table summarizes the leases we executed at our retail properties during the three months ended June 30, 2014:

			Square Footage			Per Square Foot			Annual (thousands)
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	36	107	168,632	119,990	97,282	$36.02	$111.36	$15.16	$6,075	$13,363	$1,475
Comparable - Renewal (c)	7	38	17,403	—	—	22.94	—	—	399	—	—
Comparable - New (d)	1	60	1,150	1,150	1,150	40.00	34.00	4.08	46	39	5
Non-comparable (e)	3	52	4,945	1,300	1,300	16.68	39.50	6.46	82	51	8
Total			192,130	122,440	99,732				$6,602	$13,453	$1,488

(a) Excludes executed leases with a term of less than 12 months.

(b) Pre-leased information is associated with projects under development at June 30, 2014.

(c) Comparable - Renewal information is associated with stabilized assets whereby the square footage was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $23.24 per square foot to $22.94 per square foot, or (1.3%) from previous rents.

(d) Comparable - New information is associated with stabilized assets whereby the square footage was occupied by a different tenant within 12 months prior to the executed agreement. There is no change in cash rents in the second quarter.

(e) Non-comparable information is associated with stabilized assets whereby the square footage was previously vacant for more than 12 months or has never been occupied.

The following table summarizes the leases we executed at our retail properties during the six months ended June 30, 2014:

			Square Footage			Per Square Foot			Annual (thousands)
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	67	108	317,417	251,966	148,255	38.70	$109.22	$14.72	$12,284	$27,520	$2,182
Comparable - Renewal (c)	16	41	30,453	—	—	29.19	—	—	889	—	—
Comparable - New (d)	4	52	6,359	1,150	1,150	21.58	34.00	4.08	137	39	5
Non-comparable (e)	6	62	12,956	7,857	9,311	20.26	70.85	6.33	262	557	59
Total			367,185	260,973	158,716				$13,572	$28,116	$2,246

(a) Excludes executed leases with a term of 12 months or less.

(b) Pre-leased information is associated with projects under development at June 30, 2014.

(c) Comparable - Renewal information is associated with stabilized assets whereby the square footage was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $30.03 per square foot to $29.19 per square foot, or (2.8%) from previous rents.

(d) Comparable - New information is associated with stabilized assets whereby the square footage was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $12.17 per square foot to $21.58 per square foot, or 77.3% over previous rents.

(e) Non-comparable information is associated with stabilized assets whereby the square footage was previously vacant for more than 12 months or has never been occupied.

Landmark Mall

During 2013, we received unanimous rezoning approval from the City of Alexandria for Phase I of the redevelopment which includes converting 11 acres of our 22 acre site, located within the center of the property between Macy’s and Sears, from a traditional enclosed mall to a vibrant outdoor mixed-use environment with street retail shops and restaurants with high density residential. The redevelopment requires, and we are seeking, the consent of Macy’s and Sears. Within Phase I we expect to construct approximately 285,000 square feet of new retail including an upscale dine-in movie theater, and up to 400 residential units. We have submitted a development permit application to the City of Alexandria with expected approval by the end of 2014 and, subject to obtaining requisite consents anticipate construction commencing in the Spring of 2015. Future phases may include the balance of the mall site with mixed-use densities to total up to 5.5 million square feet as prescribed in the City of Alexandria’s 2009 Van Dorn Small Area Plan. As of June 30, 2014, we have incurred $15.9 million of development costs on this project.

Outlet Collection at Riverwalk

We reopened the Outlet Collection at Riverwalk on May 22, 2014 with a grand opening celebration throughout the Memorial Day weekend. The Outlet Collection at Riverwalk is an urban upscale outlet center located in New Orleans, Louisiana. We believe the center is the nation’s first outlet center located downtown in a major city. The property was 99.2% leased at the opening. The center includes approximately 75 national and local retailers. Included in this line up of retailers is Neiman Marcus Last Call Studio, Coach, Forever 21, Gap and many others. Sales were significantly stronger than originally anticipated by a majority of the retailers with over 107,000 people visiting the center for opening weekend. The project is expected to reach annual NOI of $7.8 million by early 2017 based on leases in place at June 30, 2014.

Total development costs are expected to be approximately $84 million (exclusive of land value). As of June 30, 2014, we have incurred $74.9 million of development costs of which $1.0 million were demolition costs that we expensed as incurred. The remaining costs to be spent represent tenant improvements. The project was financed by a $64.4 million partial recourse construction loan bearing interest at one-month LIBOR plus 2.75% with an initial maturity date of October 24, 2016. The initial recourse amount of 50.0% will be reduced to 25.0% upon completion of the project and the achievement of an 11.0% debt yield and a minimum level of tenant sales per square foot for twelve months.

Ward Village

In November 2013, we substantially completed construction of the Auahi Shops, a 57,000 square foot, two-story retail center. Our final investment was approximately $24.2 million. Pier 1 Imports and Nordstrom Rack occupy 100% of this retail center and in the fourth quarter 2013 we relocated these tenants from other areas within Ward Village. Pier 1 Imports and Nordstrom Rack are contributing an incremental $1.0 million of combined annual NOI over their previously leased space in Ward Village. The Pier 1 Imports former location is the site of one of the first two planned market rate condominium towers for which we have begun pre-sales. Please refer to our Strategic Developments segment for a description of our development activities at Ward Village.

Office Properties

All of the office properties listed in the NOI schedule, except for 110 N. Wacker, the Columbia Office Properties and 70 Columbia Corporate Center, are located in The Woodlands. Leases related to our office properties, except those located in Columbia, Maryland, are generally triple net leases. Triple net leases typically require tenants to pay their pro-rata share of certain property operating costs, such as real estate taxes, utilities and insurance.

Office property NOI for the three months ended June 30, 2014 increased $4.1 million to $8.1 million as compared to $4.0 million for the same period in 2013. Office property NOI for the six months ended June 30, 2014 increased $5.6 million to $14.0 million as compared to $8.4 million for the same period in 2013. The increase for the three and six month periods was primarily attributable to placing One Hughes Landing and 3 Waterway into service in 2013, and increased occupancy at 70 Columbia Corporate Center and 2201 Lake Woodlands.

The following table summarizes our executed office property leases during the three months ended June 30, 2014:

			Square Footage			Per Square Foot			Annual (thousands)
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	5	70	18,456	17,671	17,671	$29.61	$45.50	$19.60	$547	$804	$346
Comparable - Renewal (c)	3	44	19,246	—	5,501	19.94	—	1.02	384	—	6
Comparable - New (d)	1	61	19,604	19,604	19,604	30.00	15.00	9.31	588	294	183
Non-comparable (e)	3	108	8,698	7,098	7,098	25.53	28.47	16.14	222	202	115
Total			66,004	44,373	49,874				$1,741	$1,300	$650

(a) Excludes executed leases with a term of less than 12 months.

(b) Pre-leased information is associated with projects under development at June 30, 2014.

(c) Comparable - Renewal information is associated with stabilized assets whereby the square footage was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $18.90 per square foot to $19.94 per square foot, or 5.5% over previous rents.

(d) Comparable - New information is associated with stabilized assets whereby the square footage was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $23.00 per square foot to $30.00 per square foot, or 30.4% over previous rents.

(d) Non-comparable information is associated with stabilized assets whereby the square footage was previously vacant for more than 12 months or has never been occupied.

The following table summarizes our executed office property leases during the six months ended June 30, 2014:

			Square Footage			Per Square Foot			Annual (thousands)
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	10	99	127,051	126,266	110,372	$25.54	$52.79	$21.04	$3,245	$6,666	$2,323
Comparable - Renewal (c)	5	41	33,375	14,129	19,630	20.09	4.65	3.38	671	66	66
Comparable - New (d)	2	61	25,148	25,148	25,148	29.12	13.90	9.04	732	350	227
Non-comparable (e)	3	108	8,698	7,098	7,098	25.53	28.47	16.14	222	202	115
Total			194,272	172,641	162,248				$4,870	$7,284	$2,731

(a) Excludes executed leases with a term of 12 months or less.

(b) Pre-leased information is associated with projects under development at June 30, 2014.

(c) Comparable - Renewal information is associated with stabilized assets whereby the square footage was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $18.18 per square foot to $20.09 per square foot, or 10.5% over previous rents.

(d) Comparable - New information is associated with stabilized assets whereby the square footage was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $23.17 per square foot to $29.12 per square foot, or 25.7% over previous rents.

(e) Non-comparable information is associated with stabilized assets whereby the square footage was previously vacant for more than 12 months or has never been occupied.

The Woodlands

During the third quarter of 2013, we opened One Hughes Landing, the first office building in Hughes Landing, a 66-acre, mixed-use development situated on the 200-acre Lake Woodlands. One Hughes Landing is a 197,719 square foot Class A office building that is 100% leased as of August 1, 2014. Stabilized annual NOI of approximately $6.0 million was reached in the second quarter of 2014. Total costs are expected to be $47.1 million for this project. As of June 30, 2014, we have incurred $45.2 million (exclusive of land value) of development costs, of which the remaining amounts to be spent represent tenant improvements. The project is financed by a $38.0 million non-recourse mortgage at one-month LIBOR plus 2.65% with an initial maturity date of November 14, 2015 with two, one-year extension options.

During the second quarter of 2013, we opened 3 Waterway Square, a 232,000 square foot Class A office building. Total development costs were $47.8 million (exclusive of land value) for this project. The building reached stabilized NOI of approximately $6.5 million during the first quarter 2014 and is 100% leased as of August 1, 2014.

Columbia Office Properties

In March 2013, we began a complete restoration and redevelopment of the Columbia Regional Building, which we believe will serve as a catalyst for future development in downtown Columbia. Construction remains on schedule and we anticipate completing and opening the project in August of 2014. Total development costs are expected to be $25 million (exclusive of land value), and we have incurred $21.9 million as of June 30, 2014. The project is financed by a $23.0 million construction loan bearing interest at one-month LIBOR plus 2.0% and having an initial maturity of March 15, 2016, with two, one-year extension options. We have pre-leased a majority of the 89,000 square foot building to Whole Foods Market, Inc. and The Columbia Association and we expect to reach stabilized annual NOI of $2.1 million in the second quarter of 2015.

At 70 CCC, a $16.0 million participating mortgage was repaid in full with cash on hand on April 15, 2014. On June 27, 2014 we financed the property with a $20.0 million loan at an interest rate of one-month LIBOR plus 2.25%, with a final maturity date of July 2019.

The Woodlands Resort & Conference Center

The Woodlands Resort & Conference Center’s NOI of $2.0 million and $3.9 million for the three and six months ended June 30, 2014, respectively, decreased $1.6 million and $3.3 million compared to the same periods in 2013. The lower NOI is primarily due to a decrease of approximately 9.8% occupied group room nights and lower banquet and catering business, all caused by the ongoing renovation project. During the first quarter of 2013, we announced the expansion and redevelopment of The Woodlands Resort & Conference Center and construction is expected to be completed during the third quarter of 2014. The renovation will encompass 222 existing guest rooms, the replacement of 218 rooms with a new wing consisting of 184 guest rooms and suites, a new lobby, the revitalization of 60,000 square feet of meeting and event facilities, an addition of a new steak house restaurant, and the development of a 1,000 linear foot lazy river which opened in July 2014. We expect the renovation, when complete, will have a significant positive impact on NOI due to the replacement of a majority of the older rooms which have the lowest revenue per available room (“RevPAR”) of the existing rooms available and the addition of amenities such as the new restaurant and lazy river, which should increase weekend occupancy. RevPAR is calculated based on dividing total room revenues by total occupied rooms for the period. Construction costs are expected to total approximately $77 million and as of June 30, 2014, we have incurred $52.0 million. This project is financed by a $95.0 million non-recourse mortgage bearing interest at one-month LIBOR plus 3.5% and having an initial maturity date of February 8, 2016 with three, one-year extensions at our option.

Other

The Club at Carlton Woods (the “Club”) is a 36-hole golf and country club at The Woodlands with 740 total members as of June 30, 2014, consisting of 609 golf memberships and 131 sports memberships. The Club golf memberships increased by 14 (net of cancellations) during the three months ended June 30, 2014 for a total of 41 new memberships for the six months ending June 30, 2014. We estimate the Club requires approximately 800 golf members to achieve break even NOI, and therefore, we expect to continue to incur NOI losses for the foreseeable future. The Club had a $0.8 million and $2.0 million NOI loss for the three and six months ended June 30, 2014, an increase in loss of $0.3 million and $0.4 million compared to the same periods in 2013 primarily due to lower food and beverage revenues. For the three and six months ended June 30, 2014, cash membership deposits collected but not recognized in revenue or included in NOI were $0.7 million and $1.8 million, respectively. For the three and six months ended June 30, 2013, cash membership deposits collected but not recognized in revenue or included in NOI were $0.3 million and $1.2 million, respectively.

The Woodlands Parking Garages comprise nearly 3,000 parking spaces in two separate parking structures. The Waterway Square Garage has 1,933 spaces and is located in The Woodlands Town Center. The Waterway Square Garage has excess parking capacity for future commercial development, including the Westin Hotel under construction. Woodloch Forest garage has approximately 1,000 total spaces with 300 spaces available for future adjacent office development.

Partially Owned

During the first quarters of 2014 and 2013, we received distributions of $1.8 million and $2.5 million, respectively, from our Summerlin Hospital investment. Distributions from the Summerlin Hospital are typically made one time per year in the first quarter.

Redevelopments

South Street Seaport

NOI for the six months ended June 30, 2014 decreased $0.5 million to $(4.0) million compared to $(3.4) million for the same period in 2013. NOI for 2013 includes a $15.2 million negative impact from the closure of a majority of the property due to Superstorm Sandy in October 2012. NOI for 2014 includes the negative impact of $0.6 million from closing Pier 17 and the majority of the historic area for redevelopment.  Revenues for the approximately 53,000 square feet of space that have reopened since Superstorm Sandy and are not planned for renovation were $1.4 million for the three months ended June 30, 2014.

On October 29, 2012, as a result of Superstorm Sandy, the historic area of South Street Seaport (area west of FDR Drive) suffered significant damages due to flooding. During 2013, we filed a claim with our insurance carriers for property damages, lost income and other expenses resulting from the storm and we believe insurance will cover substantially all of these losses. We are continuing to work through the claims process with the insurance carriers and have collected $47.5 million in insurance proceeds through August 6, 2014. Insurance recoveries to date have exceeded the book value of the buildings and equipment at the date of the storm. For the three and six months ended June 30, 2014, we recorded $5.3 million and $13.1 million in Other income from insurance recoveries, which is excluded from NOI.

During the first half of 2013, we established the SEE/CHANGE program in an effort to revitalize the South Street Seaport following the damage caused by Superstorm Sandy. SEE/CHANGE is an innovative seasonal program developed to re-energize and re-activate the Seaport area and to create a gathering place for the community that did not exist in the aftermath of the storm. The program includes bringing to Seaport for each season an array of new retail, culinary and cultural events to attract local residents and tourists, and an intensive social media campaign to advertise the events. Costs for the SEE/CHANGE program were $1.1 million and $2.2 million for the three and six months ended June 30, 2014, respectively, as compared to $0.6 million for both comparable periods in 2013.

On June 27, 2013, the City of New York executed the amended and restated ground lease for South Street Seaport and we provided a completion guarantee to New York City for the Renovation Project (as defined below). The execution of the amended and restated ground lease was the final step necessary for the commencement of the renovation and reconstruction of the existing Pier 17 Building (“Renovation Project”). Construction began during September 2013 and is expected to conclude in 2016. The Renovation Project will increase the leasable area of Pier 17 to approximately 182,000 square feet, features a complete rebuild of the Pier 17 building and is designed to include a vibrant open rooftop, upscale retail and outdoor entertainment venues. Additionally, we plan to re-tenant a significant portion of the 180,000 square feet of retail space in the historic area. As of June 30, 2014, the pre-existing Pier 17 building has been demolished and we are in the process of replacing the pier structure which will support the new Pier 17 building.

The redevelopment of Pier 17 and renovation of the historic area is expected to cost approximately $425 million, $11.0 million of which are expected to be demolition costs that will be expensed as incurred. As of June 30, 2014, we have incurred $54.9 million of development costs on this project, which includes $6.7 million of demolition costs and $2.3 million of development-related marketing costs primarily associated with SEE/CHANGE.

On December 11, 2013, we executed a 20-year anchor lease with iPic Entertainment for 46,145 square feet in the Fulton Market Building located in the historic area. iPic Theatres will serve as an anchor attraction for residents, workers and tourists.

On November 20, 2013, we announced plans for further redevelopment of the South Street Seaport district which includes approximately 700,000 square feet of additional space, East River Esplanade improvements, a marina, restoration of the historic Tin Building, and the creation of a dynamic food market, replacement of wooden platform piers adjacent to Pier 17 and a newly constructed mixed-use building. The plans are subject to a Uniform Land Use Review Procedure (“ULURP”) that requires approval by the New York City Council, the New York City Landmarks Preservation Commission and other various government agencies. We expect to begin our formal approval process in the fourth quarter of 2014.

Dispositions

Rio West Mall

On September 30, 2013, we sold the property for $12.0 million and received $10.8 million of net proceeds. The net book value of the property was $10.2 million and we recognized a pre-tax gain of $0.6 million which was included in other income in the third quarter of 2013.

Operating Assets Revenue and Expenses

Total revenues and expenses for the Operating Assets segment are summarized as follows:

Operating Assets Revenues and Expenses  (*)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Minimum rents	$21,918	$19,756	$41,818	$38,267
Tenant recoveries	6,941	5,041	12,825	10,293
Resort and conference center revenues	9,622	11,270	19,048	22,374
Other rental and property revenues	6,570	6,612	11,680	10,045
Total revenues	45,051	42,679	85,371	80,979

Other property operating costs	15,485	15,894	28,666	30,796
Rental property real estate taxes	3,762	2,923	6,869	5,906
Rental property maintenance costs	2,008	2,032	3,808	3,688
Resort and conference center operations	6,412	7,680	13,923	15,156
Provision for doubtful accounts	31	277	174	706
Demolition costs	3,434	—	5,928	—
Development-related marketing costs	2,711	658	4,790	721
Depreciation and amortization	9,531	6,398	18,541	12,516
Interest income	(11)	(44)	(130)	(90)
Interest expense	3,928	3,893	5,972	10,698
Equity in Earnings from Real Estate and Other Affiliates	(767)	(363)	(2,572)	(3,096)
Total expenses	46,524	39,348	85,969	77,001
Operating Assets REP EBT	$(1,473)	$3,331	$(598)	$3,978

(*) For a detailed breakdown of our Operating Assets segment EBT, please refer to Note 15 - Segments.

Minimum rents of $21.9 million and $41.8 million for the three and six months ended June 30, 2014 increased $2.2 million and $3.6 million, respectively, compared to the same periods in 2013. The increases were primarily due to One Hughes Landing and 3 Waterway Square being placed into service in September 2013 and June 2013, respectively and additional occupancy at 70 CCC. These increases were partially offset by decreases at South Street Seaport due to redevelopment of Pier 17, the sale of Rio West in September 2013 and reduced rental rates on new tenant leases due to the pending redevelopment at Ward Village.

Tenant recoveries of $6.9 million and $12.8 million for the three and six months ended June 30, 2014 increased $1.9 million and $2.5 million, respectively, compared to the same periods in 2013. The increases were primarily due to One Hughes Landing and 3 Waterway Square being placed into service in 2013 and increase in recoveries at The Outlet Collection at Riverwalk due to the re-opening in May 2014. These increases were partially offset by decreases at South Street Seaport due to redevelopment of Pier 17, and the sale of Rio West.

Resort and conference center revenues of $9.6 million and $19.0 million for the three and six months ended June 30, 2014 decreased $1.6 million and $3.3 million, respectively, compared to the same periods in 2013. The decreases were primarily due to lower occupied room nights and lower banquet and catering business, all caused by the ongoing renovation project.

Other property operating costs of $15.5 million and $28.7 million for the three and six months ended June 30, 2014 decreased $0.4 million and $2.1 million, respectively, compared to the same periods in 2013. The decreases were primarily due to reduced operating costs at South Street Seaport due to the redevelopment, a one-time write off in 2013 at 20/25 Waterway resulting from a terminated lease, partially offset by increases at 3 Waterway Square and One Hughes Landing that were put in service in 2013.

Rental property real estate taxes of $3.8 million and $6.9 million for the three and six months ended June 30, 2014 increased $0.8 million and $1.0 million, respectively, compared to the same periods in 2013 primarily due to higher assessed values at 3 Waterway Square and One Hughes Landing that were put in service in 2013.

Resort and conference center operations costs of $6.4 million and $13.9 million for the three and six months ended June 30, 2014 decreased $1.3 million and $1.2 million, respectively, compared to the same periods in 2013 primarily due to lower occupied room nights and lower banquet and catering business, all caused by the ongoing renovation project.

The $3.4 million and $5.9 million in demolition costs for the three and six months ended June 30, 2014 are due to the demolition of Pier 17 as part of the Renovation Project at South Street Seaport.

Development-related marketing costs of $2.7 million and $4.8 million for the three and six months ended June 30, 2014 increased $2.1 million and $4.1 million respectively, compared to the same periods in 2013 primarily due to SEE/CHANGE events at South Street Seaport and the re-opening of the Outlet Collection at Riverwalk in May 2014.

Depreciation expense of $9.5 million and $18.5 million for the three and six months ended June 30, 2014 increased $3.1 million and $6.0 million respectively, compared to the same periods in 2013 primarily due to the accelerated depreciation at Landmark related to the planned redevelopment, the opening of 3 Waterway Square and One Hughes Landing in 2013, and the re-opening of the Outlet Collection at Riverwalk.

Interest expense decreased $4.7 million for the six months ended June 30, 2014 compared to the same period in 2013. The decrease is mostly due to the participation liability adjustment for the debt assumed at 70 Columbia Corporate Center in the first quarter of 2014 and the subsequent payoff of the loan in the second quarter 2014. This is partially offset by increased interest expense at 3 Waterway Square and One Hughes Landing.

Strategic Developments Segment

Our Strategic Development assets generally require substantial future development to achieve their highest and best use. For our redevelopment and development projects, the total estimated costs of a project including the construction costs are exclusive of our land value unless otherwise noted. Most of the properties and projects in this segment generate no revenues with the exception of our condominium projects. Our expenses relating to these assets are primarily related to marketing costs associated with our strategic developments, operational costs associated with the IBM Building, carrying costs, such as property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Development asset, we would expect that, upon completion of development, the asset would either be sold or reclassified to the Operating Assets segment and NOI would become an important measure of its operating performance.

Total revenues and expenses for the Strategic Developments segment are summarized as follows:

Strategic Developments Revenues and Expenses  (*)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Minimum rents	$73	$184	$336	$404
Condominium rights and unit sales	4,358	30,381	7,484	30,381
Other land, rental and property revenues	138	47	546	120
Total revenues	4,569	30,612	8,366	30,905

Condominium rights and unit cost of sales	2,191	15,272	3,762	15,272
Other property operating costs	1,094	446	1,721	1,001
Real estate taxes	479	436	1,112	1,210
Rental property maintenance costs	166	111	281	260
Demolition costs	1	—	23	—
Development-related marketing costs	2,588	—	4,732	—
Depreciation and amortization	614	48	1,038	91
Other income	—	(954)	(2,373)	(954)
Interest, net (a)	(3,981)	(675)	(6,630)	(962)
Equity in Earnings from Real Estate and Other Affiliates	(5,820)	(5,344)	(10,083)	(5,344)
Total expenses	(2,668)	9,340	(6,417)	10,574
Strategic Developments EBT	$7,237	$21,272	$14,783	$20,331

(*) For a detailed breakdown of our Strategic Developments segment EBT, please refer to Note 15 - Segments.

(a) Negative interest expense amounts relate to interest capitalized on debt assigned to our Strategic Development segment.

Revenues decreased $26.0 million and $22.5 million to $4.6 million and $8.4 million respectively, for the three and six months ended June 30, 2014 compared to June 30, 2013. The decreases were primarily due to the recognition of $26.0 million and $22.9 million less of deferred revenue, respectively, for the three and six months ended June 30, 2014 compared to June 30, 2013, related to the ONE Ala Moana condominium project which is recognized on the percentage of completion basis. The 2013 ONE Ala Moana revenues and cost of sales related primarily to our initial sale of the air rights to the joint venture and construction start.

Development-related marketing costs of $2.6 million and $4.7 million respectively, for the three and six months ended June 30, 2014 were primarily attributable to our Ward Village, Downtown Columbia and Downtown Summerlin development (formerly known as The Shops at Summerlin) projects.

Depreciation and amortization increased $0.6 million and $0.9 million to $0.6 million and $1.0 million respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013. The increases are primarily associated with beginning depreciation on the IBM Building which was placed in service during the first quarter of 2014.

Other income of $2.4 million for the six months ended June 30, 2014 relates to the net profit on sale of Redlands Promenade land as compared to $1.0 million of net profit on land sold in 2013 related to our Alameda project.

Interest, net decreased by $3.3 million and $5.7 million for the three and six months ended June 30, 2014 as compared to same periods in 2013 due to higher capitalized interest resulting from more projects under development. In addition, the Equity in Earnings from Real Estate and Other Affiliates primarily represents our share of the profit from the ONE Ala Moana condominium venture.

On July 25, 2014 we sold our Redlands Mall, a non-core retail asset for $6.9 million resulting in an immaterial gain.

The following describes the status of our active Strategic Development Projects as of June 30, 2014:

The Woodlands

Hughes Landing

During the third quarter 2013, we began construction of Two Hughes Landing, a Class A office building in Hughes Landing, and anticipate completion of construction during the third quarter of 2014. Two Hughes Landing will be a 197,000 square foot, eight-story office building with an adjacent parking garage containing approximately 630 spaces. The building and the garage will be situated on 3.6 acres of land and are estimated to cost approximately $49 million. As of June 30, 2014, we have incurred $29.9 million of development costs for this project. The project is financed by a $41.2 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.65% with an initial maturity date of September 11, 2016, with two, one-year extension options. As of August 1, 2014, approximately 62.7% of the building has been pre-leased.

In October 2013, we began construction of an eight-story, Class A, multi-family project within Hughes Landing called One Lake’s Edge and anticipate completion of construction in the second quarter of 2015. One Lake’s Edge will be comprised of 390 multi-family units (averaging 984 square feet per unit), 22,289 square feet of retail and a 750 space parking garage, all situated on 2.9 acres of land. Additionally, the project will feature an amenity deck on the third floor which will feature a pool, courtyard and other amenities overlooking Lake Woodlands. Total development costs are expected to be approximately $88 million. As of June 30, 2014, we have incurred $31.0 million of development costs. The project is financed by a $73.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of November 25, 2016, with two, one-year extension options.

During the fourth quarter 2013, we began construction of Hughes Landing Retail, the 123,000 square foot retail component of Hughes Landing. The project will be anchored by a 40,000 square foot Whole Foods, have 32,900 square feet of retail and a 50,100 square foot restaurant row. Total development costs are expected to be approximately $36 million and as of June 30, 2014 we have incurred $14.1 million of development costs. The project is financed by a $36.6 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.95% with an initial maturity date of December 20, 2016, with two, one-year extension options. The first phase of the project is expected to be completed in the fourth quarter of 2014 with the majority of the restaurants on restaurant row opening during the first quarter 2015. As of August 1, 2014 approximately 57.1% of the project has been pre-leased.

On December 16, 2013, we began construction on a Class A office project comprised of two adjacent buildings for ExxonMobil. The project is expected to be completed by the fourth quarter of 2015. The West Building will be 12-stories and approximately 318,000 leasable square feet and the East Building will be 13-stories and approximately 329,000 leasable square feet. A 2,617-car parking garage will also be located on the 4.3 acre site and will be exclusive to the office project. Total development costs are expected to be approximately $172 million of which approximately $20 million relate to tenant costs that will be reimbursed by ExxonMobil. As of June 30, 2014, we have incurred $40.3 million of development costs of which $6.7 million is related to leasing. ExxonMobil has executed leases to occupy the entire West Building for 12 years, and 160,000 square feet in the East Building for eight years with an option to lease the remaining space before the building opens. We expect to reach stabilized annual NOI, based on ExxonMobil’s current 478,000 square foot commitment, of approximately $10.7 million in 2018. If ExxonMobil exercises its option for the remaining space, stabilized annual NOI will increase to approximately $14.5 million. On June 30, 2014 we closed on a $143.0 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.90% with an initial maturity date of June 30, 2018 with a one-year extension option. The interest rate will be reduced to LIBOR plus 1.65% when ExxonMobil takes occupancy.

Creekside Village Green

Creekside Village Green is located within the 100-acre mixed-use commercial development that is anchored by HEB grocery store and based on current planning will ultimately include 400,000 square feet of retail and office space, 800 units of multi-family, 200 units of senior living facility and an 85,000 square foot campus within the Lone Star College System. Creekside Village Green is a 74,500 square foot retail center which will consist of retail, restaurant and professional office space across two main buildings and a centrally located restaurant building. Creekside Village Green will also include a one-acre tree-lined park designed to be the hub of all activity within the greater 100-acre development. During the fourth quarter 2013 we began construction, and we anticipate the project will open in the fourth quarter of 2014. Total development costs are expected to be approximately $19 million. As of June 30, 2014, we have incurred $9.2 million of development costs. As of August 1, 2014 approximately 49.0% of the project has been pre-leased.

3831 Technology Forest Drive

In March 2014, we began development of a 95,000 square foot, four-story office building which is expected to be completed by December of 2014. Kiewit Energy Group has executed a ten-year lease to occupy all of the building. The building will be located on a 5.7-acre land parcel at 3831 Technology Forest Drive. Total development costs are expected to be approximately $20 million. As of June 30, 2014, we have incurred $5.5 million of development costs on this project of which $1.4 million is related to leasing commissions. We expect the property to generate annual NOI of approximately $2.1 million commencing in the first quarter of 2015.

Millennium Woodlands Phase II

Millennium Woodlands Phase II, a joint venture with The Dinerstein Companies, began construction of a 314-unit Class A multi-family complex in The Woodlands Town Center in 2012. The first phase of units were completed and made available for leasing in June 2014, with the remaining units expected to be completed and available for leasing by the end of the third quarter of 2014. On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million (compared to $2.2 million book value), our partner’s contribution of $3.0 million in cash and a construction loan in the amount of $37.7 million, which is guaranteed by our partner. Development costs are estimated to be approximately $38 million and as of June 30, 2014, the project has incurred $30.0 million of development costs.

Waterway Hotel

In the second quarter of 2014, we commenced construction of the Westin, The Woodlands, a 302-room Westin-branded hotel to be developed, owned and managed by us.. The hotel will also contain more than 15,000 square feet of meeting space, an outdoor pool, WestinWORKOUT studio, business center and all the brand’s signature amenities overlooking The Woodlands Waterway in Waterway Square. It will also feature 150-seat restaurant, lobby bar and second level pool deck and bar, with direct access to The Fountains at Waterway Square. Total development costs are expected to be approximately $97 million (excluding land value) with an end of 2015 expected completion date. As of June 30, 2014, we have incurred $6.3 million of development costs related to this project (excluding land value). On August 6, 2014, we closed on a four year $69.3 million construction loan bearing interest at one-month LIBOR plus 2.65% with an initial maturity date of August 6, 2018, with a one-year extension option.]

Ward Village

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

The first phase of the master plan includes the renovation of the IBM Building, which has been completed, the development of approximately 482 condominium units in two mixed-use residential towers, and the development of a workforce residential tower having 375 units offered at prices lower than the market rate towers and 49 market rate units. Additionally, the first phase will include approximately 48,000 square feet of new retail.

The IBM Building, whose renovation was completed in January 2014, serves as a world class information center and sales gallery for the entire Ward Village project. The sales center dedicates a section to telling the story of the history of the land, while another section showcases our vision for Ward Village. Total development costs are expected to be approximately $24.4 million. As of June 30, 2014, we have incurred $24.0 million of development costs on this project.

Development permit applications and detailed plans for the first three residential towers were approved by the HCDA and condominium documents have been approved by the Hawaii Real Estate Commission for two market rate towers in 2013. The first of the two market rate towers, Waiea, meaning “water of life” in Hawaiian, is being developed at a surface parking lot on Ala Moana Boulevard and will have 171 market rate condominium units for sale, six levels of parking and approximately 8,000 square feet of new retail space. Waiea will consist of one, two and three-plus bedroom units, villas and penthouses ranging from approximately 1,100 to 17,500 square feet. Construction commenced in June 2014 with projected completion by the end of 2016. Preliminary estimated development costs are $400 million and as of June 30, 2014, we have incurred $19.8 million of development costs on this project.

The second market rate tower, Anaha, meaning “reflection of light,” is planned for Auahi Street and will have 311 market rate condominium units for sale, six levels of parking and approximately 17,000 square feet of new retail space. Anaha will consist of studios, one, two and three-bedroom units, townhomes and penthouses ranging from approximately 450 to 6,500 square feet. Construction is expected to commence later in 2014 with projected completion early in 2017. As of June 30, 2014, we have incurred $16.8 million of development costs on this project.

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

As of August 1, 2014, we had received $122.4 million of buyer deposits, representing $738.4 million of gross sales revenue assuming the buyers close on the units when completed. As of August 1, 2014, approximately 65% of the 482 total units in the two towers have been contracted and passed their 30-day rescission period for which the buyers have made non-refundable deposits (71% in Waiea and 61% in Anaha). Including signed contracts that have not passed their 30-day rescission period, approximately 72% of total units have been sold (80% in Waiea and 68% in Anaha).

The workforce residential tower is planned for a site on Ward Avenue and plans include 424 residential units, of which 375 units will be offered at prices lower than the market rate towers and 49 market rate units. It will also include six levels of parking and approximately 23,000 square feet of new retail space. We continue to finalize plans for this tower. As of June 30, 2014 we have incurred $3.8 million of development costs on this project.

In April 2014 we executed a 20-year lease with Whole Foods Market at Ward Village, which includes four, five-year extension options, and announced plans for the development of an approximate 50,000 square-foot flagship store in May of 2014. This will be the largest Whole Foods Market location in Hawaii and will further enhance the transformation of Ward Village into an environmentally sustainable, walkable community in the heart of Honolulu. We expect to begin construction on

Whole Foods Market in 2015 with completion expected in 2017, and continue to finalize pre-development activities and the project budget.

In August 2014, we executed a 35-year lease with a 10-year extension option with the HCDA to make improvements, manage, and serve as the operator of Kewalo Basin Harbor, a mixed-use harbor located across Ala Moana Boulevard from Ward Village in the heart of Honolulu. In addition to revitalizing the harbor, we plan to make it a best-in-class community amenity and recreational area for locals and visitors to enjoy. The plan seeks to benefit the businesses located at the harbor while creating a usable waterfront amenity for tenants and the general public. We will pay base rent of $0.3 million annually and percentage rent that will be payable when cumulative revenues exceed the cumulative costs of capital expenditures and operation. Construction is expected to commence in the first quarter of 2015 and will be phased in over an estimated five year period. Total development costs are expected to be approximately $15 million.

ONE Ala Moana Tower Condominium Project

In 2012, we formed a 50/50 joint venture, KR Holdings, LLC (“KR Holdings”), with two local development partners. The venture is responsible for the construction of a luxury 23-story, 206-unit condominium tower consisting of one, two and three-bedroom units ranging from 760 to 4,100 square feet. All of the available condominium units have been sold at an average price of $1.6 million, or approximately $1,170 per square foot and as of June 30, 2014, the venture had collected $68.6 million of buyer deposits, representing 20% of contracted sales prices. The tower is being constructed above an existing parking structure at Ala Moana Center, a successful regional mall owned by a third party. Construction commenced in April of 2013 and is expected to be completed by the end of 2014. The venture expects to invest a total of $265.1 million, which includes construction, selling and all financing costs. As of June 30, 2014 the venture had incurred $190.5 million (inclusive of condominium rights) of total development costs. The project is financed by a $132.0 million construction loan and two $20.0 million non-recourse mezzanine loans with List Island Properties and A & B Properties. The construction loan is non-recourse, bears interest at one-month LIBOR plus 3.00%, is secured by the condominiums and buyers’ deposits, and matures May 15, 2016, with the option to extend for one year. The mezzanine loans have a blended interest rate of 12% and mature on April 30, 2018 with the option to extend for one year. In addition to the mezzanine loans, A & B Properties and List Island Properties both have a profit interest in KR Holdings, which entitles them to receive a share of the profit, after a return of our capital plus a 13% preferred return on our capital. A & B Properties’ participation is capped at $3.0 million. As of June 30, 2014, the project was approximately 70% complete, and for the three and six months then ended our share of the earnings was $5.7 million and $9.7 million, respectively.

Upon closing of the construction loan on May 15, 2013 and pursuant to the terms of the venture agreement, we sold our condominium rights to KR Holdings for $47.5 million and received net cash proceeds of $30.8 million and an equity interest of 50% in KR Holdings. Our partner contributed cash of $16.8 million for its 50% equity interest.

Summerlin

Downtown Summerlin

During the second quarter of 2013, we commenced construction of Downtown Summerlin, an approximate 106-acre project within our 400-acre site located in downtown Summerlin and which we expect to complete and open the project in October of 2014. Downtown Summerlin will be approximately 1.6 million square feet and will consist of a 1.1 million square foot Fashion Center which is designed to have three anchor tenants, small-shop retail and restaurants. Additionally, the project will include an approximate 200,000 square foot office building and approximately 280,000 square feet of big box and junior anchor retail space adjacent to the Fashion Center. Total estimated development costs are $391 million and as of June 30, 2014, we have incurred $259.7 million of development costs (exclusive of land value). The project includes two major department store anchors, Macy’s and Dillard’s, for approximately 380,000 square feet and is pre-leased to a strong roster of retailers and restaurants, including Michael Kors, Sephora, True Religion, Victoria Secret, Nordstrom Rack, American Eagle, The Art of Shaving, Bath & Body Works, Buckle, Clark’s, Everything But Water, It’s Sugar, Old Navy, Pandora, Resto Lounge, Sur La Table, Teavana, Ulta, Chico’s, Francesca’s Collection, Kay Jewelers, New Balance, Soma, White House/Black Market, Trader Joe’s, Crave Restaurant, Wolfgang Puck, Regal, Forever 21, Elizabeth Blau Steak and Guess. On July 15, 2014 we closed a $311.8 million financing for the construction of Downtown Summerlin development. The loan has an initial rate of one-month LIBOR plus 2.25% with an initial maturity date of July 15, 2017, with two one-year extension options. The loan agreement contains a number of customary covenants and events of default. The loan contains a maximum recourse to the Company of 35% of the outstanding principal plus all unpaid interest. Upon completion of the project and achievement of a 1.25x debt service coverage ratio, 90% occupancy and a minimum level of tenant sales per square foot for twelve months, the recourse amount will decrease to 10% of the outstanding principal.

Summerlin Apartments, LLC

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment development, which we believe will be the first of its kind in the Las Vegas Valley. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. This project represents the first residential development in Summerlin’s 400-acre downtown and is located within walking distance to Downtown Summerlin. We will contribute a 5.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture when construction financing closes. Our partner will contribute cash for their 50% interest, act as the development manager, fund all pre-development activities, obtain construction financing and provide any guarantees required by the lender.  Upon a sale of the property, we are entitled to 100% of the proceeds in excess of an amount determined by applying a 7.0% capitalization rate to NOI.  The venture is expected to begin construction in the fall of 2014 with a projected second quarter 2015 opening for the first phase and the final phase being opened by the end of 2015.

The Metropolitan Downtown Columbia Project

On April 12, 2012, Columbia Parcel D venture, in which we are a 50% partner with Kettler, Inc. received approval of the final development plan component of the entitlement process for the first phase. The entitlement provides a density plan for up to 817 residential units, and up to 76,000 square feet of retail to be developed on two parcels. One parcel includes The Metropolitan (“Parcel D”) which will be a 380-unit apartment building, and the second parcel will include a 437-unit apartment building (“Parcel C”).

The Columbia Parcel D venture began construction of The Metropolitan in February 2013 and completion is expected in the fourth quarter of 2014. The total estimated development costs are approximately $97 million including land value and as of June 30, 2014, the venture has incurred $60.8 million of development costs. In 2013, we contributed land to the venture valued at $20.3 million and received a net distribution of $3.9 million. Our total capital balance in the venture is $16.4 million and our total net investment for this project is $3.5 million. The joint venture obtained a $64.1 million construction loan which is non-recourse to us. The loan bears interest at one-month LIBOR plus 2.4% and matures in July 2020.

On October 4, 2013, we entered into a joint venture agreement with Kettler, Inc. to construct a 437-unit, Class A apartment building with 31,000 square feet of ground floor retail on Parcel C. We contributed approximately five acres of land having a book value of $4.0 million, in exchange for a 50% interest in the venture. Our partner will provide construction and property management services, including the funding and oversight of development activities, as well as obtaining construction financing. When the joint venture closes on a construction loan our interest in the joint venture will be increased to $23.4 million or $53,500 per constructed unit. Closing on the construction loan and commencement of construction is anticipated in 2015. As of June 30, 2014, our total net investment in this project was $7.2 million.

The following table summarizes our projects under construction, and related debt, for Operating Assets and Strategic Developments as of June 30, 2014. As further described in the footnotes below, we closed construction financing of approximately $312.0 million for our Downtown Summerlin project in July of 2014 and are documenting financing for our Waterway Square Hotel project and seeking construction financing for our Waiea Condominium project.

($ in thousands)

Announced Project	Total Estimated Costs (a)	Costs Paid Through June 30, 2014 (b)	Estimated Remaining to be Spent	Committed/ Allocated Debt (c)	Amount Drawn Through June 30, 2014	Remaining Debt to be Drawn	Estimated Costs Remaining in Excess of Remaining Financing to be Drawn (d)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(D) - (E) = (F)	(C) - (F) = (G)
Columbia Regional Building	$24,616	$20,378	$4,238	$23,008	$18,037	$4,971	$(733)		Q3 2014
One Hughes Landing	47,115	43,728	3,387	38,000	32,884	5,116	(1,729)		Complete	(e)
Outlet Collection at Riverwalk	84,332	57,903	26,429	60,000	35,555	24,445	1,984		Complete	(f)
Seaport - Pier 17	424,880	39,784	385,096	—	—	—	385,096	(g)	Q4 2016
The Woodlands Resort & Conference Center	76,714	43,715	32,999	48,900	18,122	30,778	2,221		Q3 2014
Total Operating Assets	657,657	205,508	452,149	169,908	104,598	65,310	386,839

Strategic Developments
Two Hughes Landing	48,603	25,089	23,514	41,230	16,937	24,293	(779)		Q3 2014
Creekside Village Green	18,536	6,102	12,434	—	—	—	12,434	(h)	Q4 2014
ExxonMobil	152,364	28,543	123,821	132,474	7,512	124,962	(1,141)	(i)	Q4 2015
Hughes Landing Retail	36,207	11,184	25,023	36,575	11,145	25,430	(407)		Q4 2014
One Lake’s Edge	88,494	18,322	70,172	73,525	2,939	70,586	(414)		Q2 2015
3831 Technology Forest Drive	19,518	2,582	16,936	—	—	—	16,936	(j)	Q4 2014
Waterway Square Hotel	97,380	3,143	94,237	—	—	—	94,237	(k)	Q4 2015
Waiea Condominium Project	400,000	15,871	384,129	—	—	—	384,129	(l)	Q4 2016
Downtown Summerlin	391,369	202,873	188,496	311,800	—	311,800	(123,304)	(m)	Q4 2014
Total Strategic Developments	1,252,471	313,709	938,762	595,604	38,533	557,071	381,691

Combined Total at June 30, 2014	$1,910,128	$519,217	$1,390,911	$765,512	$143,131	$622,381	$768,530

				Waterway Square Hotel (in documentation)			69,334	(k)
		Est. Costs to be funded net of financing assuming closing on Waterway Square Hotel financing					$699,196

(a) Total Estimated Costs represent all costs to be incurred on the project which includes, construction costs, demolition costs, marketing costs, capitalized leasing and deferred financing and excludes land costs and capitalized corporate interest allocated to the project.

(b) Costs Paid Through June 30, 2014 includes construction costs, demolition costs, marketing costs, capitalized leasing, payroll and deferred financing costs and advances for certain accrued costs from lenders.

(c) Committed Debt details:

• Riverwalk - total commitment of $64,400, which includes $60,000 for construction and a $4,400 earnout which is available after completion and the achievement of operational covenants.

• The Woodlands Resort & Conference Center - a total commitment of $95,000, which includes $48,900 for construction, a $10,000 earnout and $36,100 which refinanced prior mortgage debt.

• ExxonMobil - total commitment of $143,000, which includes $132,474 for construction, $5,158 for operating reserve and $5,368 for interest reserve after asset is placed in service.

(d) Negative balances represent cash to be received in excess of Estimated Remaining to be Spent as we had costs, primarily related to June spending that had not been financed. We expect to finance these costs in the future.

(e) This project was placed in service during 2013.

(f) This project was placed in service during May 2014 but still requires some remaining capital to be invested.

(g) We anticipate seeking financing for this project once certain leasing thresholds are met.

(h) Creekside Village is expected to be financed internally.

(i) Total Estimated Costs are approximately $172 million, which includes approximately $20 million of tenant improvements that will be reimbursed directly by ExxonMobil.

(j) 3831 Technology Forest Drive is expected to be financed internally.

(k) We are seeking project financing and expect to close on a $69 million construction loan during the third quarter of 2014.

(l) Total estimated costs are preliminary and currently being refined. We are seeking financing for this project.

(m) Downtown Summerlin financing of $311.8 million closed on July 15, 2014.  Estimated Costs Remaining in Excess of Remaining Financing represents invested project costs to be reimbursed as of June 30, 2014.  We received $106.5 million of these costs at closing.  The balance is primarily related to June spending that has not been financed.

General and Administrative and Other Income and Expenses

General and administrative, warrant liability loss, reduction in tax indemnity receivable, corporate other income, provision for income taxes and equity in earnings from Real Estate Affiliates are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
General and administrative	$17,497	$11,225	$34,379	$22,392
Warrant liability loss	67,370	111,200	163,810	144,227
Reduction in tax indemnity receivable	10,927	7,499	10,927	9,403
Corporate other income	(5,611)	(4,456)	(13,686)	(4,456)
Provision for income taxes	44,532	13,361	49,305	15,840

General and administrative expenses increased $6.3 million during the three months ended June 30, 2014 to $17.5 million as compared to the same period in 2013. The $6.3 million overall increase is primarily due to $1.9 million of additional compensation costs due to increased headcount which includes a $0.7 million increase in amortization of non-cash stock based compensation, $1.5 million of increased travel, $1.0 million of additional legal fees and settlements, and $1.9 million of various smaller variances. General and administrative expenses increased $12.0 million during the six months ended June 30, 2014 to $34.4 million as compared to the same period in 2013. The $12.0 million overall increase is primarily due to $2.0 million of additional performance awards relating to 2013 that were approved during the first quarter 2014, $4.1 million of additional compensation costs due to increased headcount which includes a $1.2 million increase in amortization of non-cash stock based compensation, $2.1 million of increased travel, $1.6 million of additional legal fees and settlements and $2.2 million of various other variances.

The warrant liability loss for the three and six months ended June 30, 2014 and 2013 was due to appreciation in our stock price, thereby increasing the values of the warrants.

The increase in provision for income taxes of $31.2 million and $33.5 million for the three and six months ended June 30, 2014, respectively, was attributable to increases in operating income as compared to 2013, reduction of valuation allowances in 2013, increases in unrecognized tax benefits and tax indemnity receivable amounts recorded in 2014 as a result of the unfavorable judgment rendered by the Tax Court relating to accounting for MPC sales (see Note 10 — Income Taxes).

We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable, and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rates based upon actual operating results were 149.6% and (95.2)% for the three and six months ended June 30, 2014 compared to (21.1)% and (18.9)% for the three months ended June 30, 2013. The changes in the tax rate were primarily attributable to the changes in the warrant liability, the valuation allowance, unrecognized tax benefits and tax indemnity receivable amounts as well as other permanent items.

On June 2, 2014 the Tax Court ruled in favor of the IRS with respect to the litigation over our use of the completed contract method of accounting at our Summerlin MPC. GGP has indemnified us for 93.75% of the tax due plus 100% of the interest and penalties. The case can be appealed to the Fifth Circuit Court of Appeals. As more fully described in our tax footnote (Note 10 — Income Taxes), GGP controls the litigation and has not yet decided if they are going to appeal the case. The decision to appeal must be made no later than the fourth quarter 2014.

If GGP decides not to appeal the case, our share of the tax liability will be approximately $9.0 million and will be due during the fourth quarter 2014. If the case is appealed, we will either have to post a bond for $9.0 million or prepay the tax due of $9.0 million. All other amounts due are the obligation of GGP per the tax indemnity receivable (see Note 10 — Income Taxes).

Corporate other income for the three and six months ended June 30, 2014 consists primarily of $5.3 million and $13.1 million, respectively, of insurance proceeds received relating to South Street Seaport. Other income for the three and six months ended June 30, 2013 consists of a $4.5 million favorable legal settlement related to the British Petroleum oil spill in the Gulf of Mexico in 2010.

The following table represents our capitalized internal costs by segment for the three and six months ended June 30, 2014 and 2013:

	Capitalized Internal Costs
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
MPC segment	$1.9	$2.3	$3.3	$4.3
Operating Assets segment	2.8	1.2	5.3	2.2
Strategic Developments segment	3.1	0.7	6.2	1.8
Total	$7.8	$4.2	$14.8	$8.3

	Capitalized Internal Costs Related to Compensation Costs
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
MPC segment	$1.2	$1.5	$2.5	$2.9
Operating Assets segment	2.4	1.0	4.5	1.8
Strategic Developments segment	2.7	0.6	5.4	1.4
Total	$6.3	$3.1	$12.4	$6.1

Capitalized internal costs (which include compensation costs) have increased with respect to our Operating Assets and Strategic Developments segments as we have increased staffing and related costs from 2013 to correspond with our increase in development activities.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our MPC segment, and cash generated from our operating assets, first mortgage financings secured by our assets and the corporate bond markets. Our primary uses of cash include working capital, overhead, debt service, property improvements and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and re-development opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our developments. We also provided a completion guarantee to the City of New York for the Pier 17 renovation project. We currently intend to raise this additional funding with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time.

As of June 30, 2014, our consolidated debt was $1,639.1 million and our share of the debt of our Real Estate Affiliates aggregated $75.2 million. Please refer to Note 8 — Mortgages, Notes and Loans Payable to our condensed consolidated financial statements for a table showing our debt maturity dates.

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

The following table summarizes our Net Debt on a segment basis as of June 30, 2014. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID receivables. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

	Master							Total
	Planned	Operating		Strategic		Segment	Non-Segment	June 30,
Segment Basis (a)	Communities	Assets		Developments		Totals	Amounts	2014
	(In thousands)
Mortgages, notes and loans payable	$231,689	$603,769	(b)	$116,388	(c)	$951,846	$762,527	$1,714,373
Less: cash and cash equivalents	(64,439)	(77,265	)(d)	(18,199	)(e)	(159,903)	(581,016)	(740,919)
Special Improvement District receivables	(39,750)	—		—		(39,750)	—	(39,750)
Municipal Utility District receivables	(116,201)	—		—		(116,201)	—	(116,201)
Net Debt	$11,299	$526,504		$98,189		$635,992	$181,511	$817,503

(a)	Please refer to Note 15 - Segments.
(b)	Includes our $1.3 million share of debt of our Real Estate and Other Affliates in Operating Assets segment (Woodlands Sarofim).
(c)	Includes our $74.0 million share of debt of our Real Estate and Other Affliates in Strategic Developments segment (KR Holdings, Millennium Phase II and Parcel D).
(d)

Includes our $1.1 million share of cash and cash equivalents of our Real Estate and Other Affliates in Operating Assets segment (Woodlands Sarofim, Summerlin Las Vegas Baseball Club, LLC, and Stewart Title).

(e)	Includes our $0.3 million share of cash and cash equivalent of our Real Estate and Other Affliates in Strategic Developments segment (KR Holdings, HHMK Development, Parcel C and Parcel D).

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

Net cash provided by operating activities was $9.3 million for the six months ended June 30, 2014 compared to net cash provided by operating activities of $89.4 million for the six months ended June 30, 2013. The $80.1 million decrease in operating cash is primarily the result of the land acquisition at The Woodlands MPC and higher interest, leasing, development-related marketing and general and administrative expenses partially offset by higher commercial land sales and MUD collections for the six months ended June 30, 2014 compared to the same period in 2013. The six months ended June 30, 2013 also includes the proceeds from the sale of our ONE Ala Moana condominium air rights into a joint venture.

Investing Activities

Net cash used in investing activities was $291.0 million and $136.6 million for the six months ended June 30, 2014 and 2013, respectively. Cash used for development of real estate and property expenditures was $298.4 million and $96.2 million for the six months ended June 30, 2014 and 2013, respectively. The increased development expenditures in 2014 relate to Downtown Summerlin, South Street Seaport, The Woodlands Resort & Conference Center, the Outlet Collection at Riverwalk, and several office buildings in The Woodlands.

Financing Activities

Net cash provided by financing activities was $126.3 million and $31.1 million for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 we received loan proceeds totaling $164.1 million, compared to $94.6 million during the same period in 2013. The 2014 loan proceeds primarily relate to

Hughes Landing projects in The Woodlands, The Woodlands Resort & Conference Center, and the Outlet Collection at Riverwalk. We repaid $33.6 million during the six months ended June 30, 2014 compared to $60.8 million during the same period in 2013.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $135.4 million as of June 30, 2014.

REIT Requirements

In order for Victoria Ward to remain qualified as a REIT for federal income tax purposes, Victoria Ward must meet a number of organizational and operational requirements, including a requirement that it distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its stockholders, including us.  We intend to revoke Victoria Ward’s REIT status sometime in 2015, at which time Victoria Ward will become a regular “C” corporation subsidiary. Please refer to Note 10 — Income Taxes for more detail on Victoria Ward’s ability to remain qualified as a REIT.

Seasonality

Generally, revenues from our Master Planned Communities segment, Operating Assets segment, and Strategic Developments segment are not subject to seasonal variations; however, rental incomes for certain retail tenants are subject to overage rent terms, which are based on tenant sales. These retail tenants are generally subject to seasonal variations, with a significant portion of their sales and earnings occurring during the last two months of the year.  As such, our rental income is higher in the fourth quarter of each year.

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

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The accounting guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU states that entities should recognize revenue to properly depict the transfer of negotiated goods or services to customers in an amount that properly reflects the agreed upon consideration which the entity expects to be exchanges. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Company is currently considering the impact of the adoption of this ASU on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company has adopted this guidance. There is no impact of the adoption on the Company’s consolidated financial statements because the Company does not have any discontinued operations

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed rate financings, increases in interest rates could make it more difficult to refinance such debt when due. As of June 30, 2014, we had $660.1 million of variable rate debt outstanding of which $172.0 million has been swapped to a fixed-rate. Approximately $176.7 million of the $488.0 million of total variable rate debt that has not been swapped to a fixed rate is represented by the Master Credit Facility at The Woodlands. Due to the revolving nature of this type of debt, it is generally inefficient to use interest rate swaps as a hedging instrument; rather, we have purchased an interest rate cap having a $100.0 million notional amount for this facility to mitigate our exposure to rising interest rates. We also did not swap to a fixed rate $95.7 million of the outstanding balance on the Victoria Ward financing because it is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. As of June 30, 2014, annual interest costs would increase approximately $4.9 million for every 1.00% increase in floating interest rates. Generally, our interest costs are capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) is expected to be minimal, but we would incur higher cash payments. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 2 — Summary of Significant Accounting Policies to our Consolidated Financial Statements, Note 8 — Mortgages, Notes and Loans Payable and Note 13 — Derivative Instruments and Hedging Activities in our Annual Report. We intend to manage a portion of our variable interest rate exposure by using interest rate swaps and caps.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

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
Andrew C. Richardson
Chief Financial Officer (principal financial officer)
August 7, 2014

EXHIBIT INDEX

10.1

Loan Agreement dated as of July 15, 2014, by and among The Shops at Summerlin North, LP, The Shops at Summerlin South, LP, Wells Fargo Bank, National Association, as Administrative Agent and lead lender, U.S. Bank National Association, as Syndication Agent and a lender, the other lending institutions party thereto, and Wells Fargo Securities, L.L.C., as sole Lead Arranger and Sole Bookrunner. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 16, 2014)

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

*Management contract, compensatory plan or arrangement

+ Filed herewith

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2014.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2014 and 2013, and (v) the Condensed  Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013.