Form 10-Q
period 2014-09-30
Howard Hughes Corp
filed 2014-11-10
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

☐ Yes  ☒ No

The number of shares of common stock, $0.01 par value, outstanding as of November 5, 2014 was 39,638,094.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30,	December 31,
	2014	2013
	(In thousands, except share amounts)
Assets:
Investment in real estate:
Master Planned Community assets	$1,605,814	$1,537,758
Land	263,032	244,041
Buildings and equipment	907,283	754,878
Less: accumulated depreciation	(138,176)	(111,728)
Developments	899,827	488,156
Net property and equipment	3,537,780	2,913,105
Investment in Real Estate and Other Affiliates	85,344	61,021
Net investment in real estate	3,623,124	2,974,126
Cash and cash equivalents	805,606	894,948
Accounts receivable, net	25,827	21,409
Municipal Utility District receivables, net	122,515	125,830
Notes receivable, net	12,724	20,554
Tax indemnity receivable, including interest	333,877	320,494
Deferred expenses, net	73,230	36,567
Prepaid expenses and other assets, net	314,266	173,940
Total assets	$5,311,169	$4,567,868

Liabilities:
Mortgages, notes and loans payable	$1,880,916	$1,514,623
Deferred tax liabilities	41,038	89,365
Warrant liabilities	444,680	305,560
Uncertain tax position liability	231,904	129,183
Accounts payable and accrued expenses	516,461	283,991
Total liabilities	3,114,999	2,322,722

Commitments and Contingencies (see Note 15)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 39,638,094 shares issued and outstanding as of September 30, 2014 and 39,576,344 shares issued and outstanding as of December 31, 2013	396	396
Additional paid-in capital	2,835,753	2,829,813
Accumulated deficit	(638,864)	(583,403)
Accumulated other comprehensive loss	(7,677)	(8,222)
Total stockholders’ equity	2,189,608	2,238,584
Noncontrolling interests	6,562	6,562
Total equity	2,196,170	2,245,146
Total liabilities and equity	$5,311,169	$4,567,868

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues:
Master Planned Community land sales	$59,351	$53,734	$260,186	$166,981
Builder price participation	5,311	2,002	13,251	5,703
Minimum rents	24,380	21,538	66,929	60,598
Tenant recoveries	7,601	5,291	20,509	15,681
Condominium rights and unit sales	4,032	810	11,516	31,191
Resort and conference center revenues	8,150	8,169	27,198	30,543
Other land revenues	4,112	3,579	9,322	10,211
Other rental and property revenues	6,291	4,492	18,601	14,557
Total revenues	119,228	99,615	427,512	335,465
Expenses:
Master Planned Community cost of sales	27,743	27,063	93,540	82,616
Master Planned Community operations	10,995	9,764	31,645	28,054
Other property operating costs	15,198	20,329	45,603	52,126
Rental property real estate taxes	4,559	3,698	12,540	10,814
Rental property maintenance costs	2,313	2,048	6,402	5,996
Condominium rights and unit cost of sales	2,026	406	5,788	15,678
Resort and conference center operations	8,910	7,381	22,833	22,537
Provision for doubtful accounts	119	204	293	910
Demolition costs	760	1,386	6,711	1,386
Development-related marketing costs	6,387	1,050	15,909	1,771
General and administrative	14,759	11,914	49,138	34,310
Other income, net	(11,409)	(6,314)	(27,468)	(11,727)
Depreciation and amortization	13,018	9,986	35,000	23,210
Total expenses	95,378	88,915	297,934	267,681

Operating income	23,850	10,700	129,578	67,784

Interest income	(1,162)	2,061	19,651	6,484
Interest expense	(12,136)	(1)	(28,354)	(144)
Warrant liability gain (loss)	24,690	(4,479)	(139,120)	(148,706)
Increase (reduction) in tax indemnity receivable	5,454	730	(5,473)	(8,673)
Equity in earnings from Real Estate and Other Affiliates	5,509	3,594	18,164	12,034
Income (loss) before taxes	46,205	12,605	(5,554)	(71,221)
Provision for income taxes	590	5,172	49,895	21,012
Net income (loss)	45,615	7,433	(55,449)	(92,233)
Net income attributable to noncontrolling interests	—	(98)	(12)	(110)
Net income (loss) attributable to common stockholders	$45,615	$7,335	$(55,461)	$(92,343)

Basic income (loss) per share:	$1.16	$0.19	$(1.41)	$(2.34)

Diluted income (loss) per share:	$0.48	$0.17	$(1.41)	$(2.34)

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Comprehensive income (loss), net of tax:
Net income (loss)	$45,615	$7,433	$(55,449)	$(92,233)
Other comprehensive income (loss):
Interest rate swaps (a)	784	(413)	902	2,120
Capitalized swap interest (b)	(180)	(293)	(357)	(1,024)
Other comprehensive income (loss)	604	(706)	545	1,096
Comprehensive income (loss)	46,219	6,727	(54,904)	(91,137)
Comprehensive income attributable to noncontrolling interests	—	(98)	(12)	(110)
Comprehensive income (loss) attributable to common stockholders	$46,219	$6,629	$(54,916)	$(91,247)

(a)         Net of deferred tax expense of $0.1 million and $0.2 million for the three months and nine months ended September 30, 2014, respectively. Net of deferred tax expense of $0.4 million for both the three and nine months ended September 30, 2013.

(b)         Net of deferred tax benefit of $0.1 million and $0.2 million for the three and nine months ended September 30, 2014, respectively. Net of deferred tax benefit of $0.2 million and $0.5 million for the three and nine months ended September 30, 2013, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

					Accumulated
			Additional		Other
		Common	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
(In thousands, except share amounts)	Shares	Stock	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, January 1, 2013	39,498,912	$395	$2,824,031	$(509,613)	$(9,575)	$5,759	$2,310,997
Net income (loss)		—	—	(92,343)	—	110	(92,233)
Adjustment to noncontrolling interest		—	—	—	—	1,616	1,616
Preferred dividend payment on behalf of REIT subsidiary		—	—	—	—	(12)	(12)
Interest rate swaps, net of tax of ($376)		—	—	—	2,120	—	2,120
Capitalized swap interest, net of taxof $542		—	—	—	(1,024)	—	(1,024)
Stock plan activity	77,432	1	4,111	—	—	—	4,112
Balance, September 30, 2013	39,576,344	$396	$2,828,142	$(601,956)	$(8,479)	$7,473	$2,225,576

Balance, January 1, 2014	39,576,344	$396	$2,829,813	$(583,403)	$(8,222)	$6,562	$2,245,146
Net income (loss)		—	—	(55,461)	—	12	(55,449)
Preferred dividend payment on behalf of REIT subsidiary		—	—	—	—	(12)	(12)
Interest rate swaps, net of tax of $135		—	—	—	902	—	902
Capitalized swap interest, net of tax of $126		—	—	—	(357)	—	(357)
Stock plan activity	61,750	—	5,940	—	—	—	5,940
Balance, September 30, 2014	39,638,094	$396	$2,835,753	$(638,864)	$(7,677)	$6,562	$2,196,170

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(55,449)	$(92,233)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	31,330	20,197
Amortization	3,670	3,013
Amortization of deferred financing costs	2,927	1,060
Amortization of intangibles other than in-place leases	462	271
Straight-line rent amortization	1,113	(2,087)
Deferred income taxes	47,925	19,712
Restricted stock and stock option amortization	5,940	4,111
Gain on disposition of asset	(2,373)	—
Warrant liability loss	139,120	148,706
Reduction in tax indemnity receivable	5,473	8,673
Interest income related to tax indemnity	(18,856)	(5,555)
Equity in earnings from Real Estate and Other Affiliates, net of distributions	(14,666)	(5,408)
Provision for doubtful accounts	293	910
Master Planned Community land acquisitions	(69,930)	(5,667)
Master Planned Community development expenditures	(93,080)	(95,061)
Master Planned Community cost of sales	86,044	73,201
Condominium development expenditures	(34,358)	(10,891)
Condominium and other cost of sales	5,788	15,678
Proceeds from sale of condominium rights	—	47,500
Percentage of completion revenue recognition from sale of condominium rights	(11,516)	(31,191)
Non-monetary consideration relating to land sale	(13,789)	—
Net changes:
Accounts and notes receivable	26,188	1,850
Prepaid expenses and other assets	(3,436)	12,143
Condominium deposits received	125,002	—
Deferred expenses	(32,028)	(7,156)
Accounts payable and accrued expenses	18,055	5,773
Condominium deposits held in escrow	(125,002)	—
Other, net	(8,888)	1,217
Cash provided by operating activities	15,959	108,766

Cash Flows from Investing Activities:
Property and equipment expenditures	(6,213)	(26,527)
Operating property improvements	(3,581)	(22,623)
Property developments and redevelopments	(467,497)	(126,819)
Proceeds from insurance claims	12,901	—
Proceeds from dispositions	11,953	10,831
Acquisition of 1701 Lake Robbins	(1,484)	—
Investment in Summerlin Las Vegas Baseball Club, LLC	—	(10,350)
Investment in KR Holdings, LLC	—	(16,750)
Investments in Real Estate and Other Affiliates, net	(3,929)	(1,031)
Change in restricted cash	(8,136)	(18,268)
Cash used in investing activities	(465,986)	(211,537)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	414,046	360,788
Principal payments on mortgages, notes and loans payable	(45,443)	(271,871)
Deferred financing costs	(7,906)	(2,437)
Preferred dividend payment on behalf of REIT subsidiary	(12)	(12)
Distributions to noncontrolling interests	—	(2,134)
Cash provided by financing activities	360,685	84,334

Net change in cash and cash equivalents	(89,342)	(18,437)
Cash and cash equivalents at beginning of period	894,948	229,197
Cash and cash equivalents at end of period	$805,606	$210,760

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$49,617	$23,228
Interest capitalized	34,760	26,537
Income taxes paid	1,487	2,127

Non-Cash Transactions:
Special Improvement District bond transfers associated with land sales	7,496	11,549
Property developments and redevelopments	59,819	56,763
Acquisition of 1701 Lake Robbins
Land	(1,663)	—
Building	(3,725)	—
Other assets and deferred expenses	(848)	—
Mortgages, notes and loans payable	4,600	—
Other liabilities	152	—
Non-cash increase in Property due to consolidation of Real Estate Affiliate	—	3,750
Transfer of condominium buyer deposits to Real Estate Affiliate	—	34,220

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1        BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”). Such condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the full fiscal year.

Certain amounts in 2013 have been reclassified to conform to 2014 presentation. As a result of the increasing significance of development-related marketing costs in our operations, we have chosen to present, as a separate line item in the Condensed Consolidated Statements of Operations, the amount of development-related marketing costs expensed. Previously, these expenses were included in the line item Other property operating costs. Development-related marketing costs include salaries, benefits, agency fees, events, advertising, online hosting, marketing-related travel and other costs that we incur for the benefit of our developments and re-developments.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements up to the date and time this Quarterly Report was filed.

NOTE 2        RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In August, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Before the issuance of this ASU, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. This ASU becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this ASU to have an impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU states that entities should recognize revenue to properly depict the transfer of negotiated goods or services to customers in an amount that properly reflects the agreed upon consideration which the entity expects to be exchanged. The standard is effective for interim and annual periods beginning after December 15, 2016 and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The Company is evaluating the impact of the adoption of this ASU on the Company’s Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Company has adopted this guidance. There is no impact of the adoption on the Company’s Consolidated Financial Statements because the Company does not have any discontinued operations.

NOTE 3        SPONSORS AND MANAGEMENT WARRANTS

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

As of September 30, 2014, the estimated $195.0 million fair value of the Sponsors Warrants representing warrants to purchase 1,916,667 shares and the estimated $249.7 million fair value of the Management Warrants representing warrants to purchase 2,862,687 shares have been recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsors Warrants and Management Warrants were $141.8 million and $163.8 million, respectively, as of December 31, 2013. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 7 — Fair Value of Financial Instruments. Decreases and increases in the fair value of the Sponsors Warrants and the Management Warrants are recognized as either warrant liability gains or losses, respectively, in the Condensed Consolidated Statements of Operations.

NOTE 4        EARNINGS PER SHARE

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Information related to our EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Basic EPS:
Numerator:
Net income (loss)	$45,615	$7,433	$(55,449)	$(92,233)
Net income attributable to noncontrolling interests	—	(98)	(12)	(110)
Net income (loss) attributable to common stockholders	$45,615	$7,335	$(55,461)	$(92,343)

Denominator:
Weighted average basic common shares outstanding	39,465	39,454	39,459	39,447

Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$45,615	$7,335	$(55,461)	$(92,343)
Less: Warrant liability gain	(24,690)	—	—	—
Adjusted net income (loss) attributable to common stockholders	$20,925	$7,335	$(55,461)	$(92,343)
Denominator:
Weighted average basic common shares outstanding	39,465	39,454	39,459	39,447
Restricted stock and stock options	405	253	—	—
Warrants	3,301	2,732	—	—
Weighted average diluted common shares outstanding	43,171	42,439	39,459	39,447

Basic earnings (loss) per share:	$1.16	$0.19	$(1.41)	$(2.34)

Diluted earnings (loss) per share:	$0.48	$0.17	$(1.41)	$(2.34)

The diluted EPS computation for the nine months ended September 30, 2014 excludes 1,037,740 stock options, 172,690 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsors Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti-dilutive.

The diluted EPS computations for the nine months ended September 30, 2013 excludes 930,940 stock options, 122,332 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsor Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti-dilutive.

NOTE 5        RECENT TRANSACTIONS

In May 2014, we purchased 1,343 acres of undeveloped land located 13 miles north of The Woodlands for $67.2 million. On October 31, 2014, we purchased an additional 653 adjacent acres from a different seller. We have preliminarily planned for 1,835 acres of residential and 161 acres of commercial development on the combined sites, and estimate that the residential acres will yield over 4,600 lots. The first lots are expected to be finished and sold in 2016. This land acquisition will be developed by The Woodlands management team and is included in our Master Planned Communities segment.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 6                         IMPAIRMENT

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

No impairment charges were recorded during the three or nine months ended September 30, 2014 or 2013. We continually evaluate our strategic alternatives with respect to each of our properties and may revise our strategy from time to time, including our intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, we may decide to sell property that is held for use and the sale price may be less than the carrying amount. As a result, these changes in strategy could result in impairment charges in future periods.

NOTE 7                         FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents, for each of the fair value hierarchy levels required under FASB Accounting Standards Codification (“ASC”) 820 Fair Value Measurement, our assets and liabilities that are measured at fair value on a recurring basis.

	September 30, 2014				December 31, 2013
	Fair Value Measurements Using				Fair Value Measurements Using
		Quoted Prices	Significant			Quoted Prices	Significant
		in Active	Other	Significant		in Active	Other	Significant
		Markets for	Observable	Unobservable		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)				(In thousands)
Assets:
Cash equivalents	$200,014	$200,014	$—	$—	$—	$—	$—	$—
Liabilities:
Warrants	444,680	—	—	444,680	305,560	—	—	305,560
Interest rate swaps	3,195	—	3,195	—	4,164	—	4,164	—

Cash equivalents consist primarily of two registered money market mutual funds which invest in United States treasury securities that are valued at the net asset value of the underlying shares in the funds as of the close of business at the end of each period. The fair value approximates carrying value.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) which are our Sponsors and Management Warrants:

	2014	2013
	(In thousands)
Balance as of January 1,	$305,560	$123,573
Warrant liability loss	139,120	148,706
Balance as of September 30,	$444,680	$272,279

The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data. Changes in the fair value of the Sponsors Warrants and the Management Warrants are recognized in earnings as a warrant liability gain or loss.

Significant unobservable inputs used in the fair value measurement of our warrants designated as Level 3 as of September 30, 2014 is as follows:

			Unobservable Inputs
		Valuation	Expected	Marketability
	Fair Value	Technique	Volatility (a)	Discount (b)
	(In thousands)
		Option Pricing
Warrants	$444,680	Valuation Model	23.0%	20.0% - 22.0%

(a)   Based on our implied equity volatility.

(b)   Represents the discount rate for lack of marketability of the Management Warrants. The discount rates ranged from 29.0%-30.0% at December 31, 2013.

The expected volatility and marketability discount in the table above are significant unobservable inputs used to estimate the fair value of our warrant liabilities. An increase in expected volatility would increase the fair value of the liability, while a decrease in expected volatility would decrease the fair value of the liability. As the period of restriction lapses, the marketability discount reduces to zero and increases the fair value of the warrants.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

	September 30, 2014			December 31, 2013
	Carrying	Estimated		Carrying	Estimated
	Amount	Fair Value		Amount	Fair Value
		(In thousands)
Assets:
Cash and cash equivalents (a)	$605,592	$605,592		$894,948	$894,948
Notes receivable, net	12,724	12,724		20,554	20,554
Tax indemnity receivable, including interest	333,877	(b	)	320,494	(b	)

Liabilities:
Fixed-rate debt	$956,739	$979,836		$971,786	$1,012,461
Variable-rate debt (c)	899,623	899,623		509,737	509,737
SID bonds	24,554	24,399		33,100	32,837
Total mortgages, notes and loans payable	$1,880,916	$1,903,858		$1,514,623	$1,555,035

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

NOTE 8                         REAL ESTATE AND OTHER AFFILIATES

In the ordinary course of business, we enter into partnerships or joint ventures primarily for the development and operations of real estate assets which are referred to as “Real Estate Affiliates”. These partnerships or joint ventures are accounted for in accordance with FASB ASC 810 Consolidation.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

We account for investments in joint ventures deemed to be VIEs for which we are not considered to be the primary beneficiary; but have significant influence, using the equity method, and investments in joint ventures where we do not have significant influence over the joint venture’s operations and financial policies, on the cost method. Generally, the operating agreements with respect to our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages.

Our investment in real estate and other affiliates which are reported on the equity and cost methods are as follows:

	Economic/ Legal Ownership		Carrying Value		Share of Earnings/Dividends
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In percentages)		(In thousands)		(In thousands)
Equity Method Investments:
Circle T Ranch and Power Center	50.00%	50.00%	$9,005	$9,004	$—	$—	$—	$—
HHMK Development (a)	50.00%	50.00%	110	13	386	290	869	443
KR Holdings (a)	50.00%	50.00%	41,171	19,764	5,066	2,716	14,801	7,907
Millennium Phase II (a) (b)	81.43%	81.43%	1,937	2,174	(243)	(59)	(378)	(59)
Parcel C (a)	50.00%	50.00%	7,638	5,801	—	—	—	—
Stewart Title	50.00%	50.00%	3,770	3,843	383	382	901	899
Summerlin Apartments, LLC (a)	50.00%	—	—	—	—	—	—	—
Summerlin Las Vegas Baseball Club, LLC (a)	50.00%	50.00%	10,835	10,636	22	220	198	220
Parcel D	50.00%	50.00%	4,362	3,461	—	—	—	—
Woodlands Sarofim	20.00%	20.00%	2,600	2,579	27	45	124	121
			81,428	57,275	5,641	3,594	16,515	9,531
Cost basis investments			3,916	3,746	(132)	—	1,649	2,503
Investment in Real Estate and Other Affiliates			$85,344	$61,021	$5,509	$3,594	$18,164	$12,034

(a)        Equity method variable interest entities.

(b)       Millennium Phase II was placed into service in the beginning of the third quarter of 2014 and moved from the Strategic Developments segment to the Operating Assets segment.

We are not the primary beneficiary of any of the VIEs listed above because we do not have the power to direct activities that most significantly impact the economic performance of such joint ventures and therefore we report our interests on the equity method. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs. The aggregate carrying value of the unconsolidated VIEs was $61.7 million and $38.4 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, approximately $194.4 million of indebtedness was secured by the properties owned by our Real Estate Affiliates of which our share was approximately $106.0 million based upon our economic ownership. All of this debt is without recourse to us.

At September 30, 2014, the Company was the primary beneficiary of one VIE, which we therefore consolidated. The creditors of the consolidated VIE do not have recourse to the Company’s general credit. As of September 30,

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

2014, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $20.7 million and $0.2 million, respectively. As of December 31, 2013, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $20.6 million and $0.1 million, respectively. The assets of the VIE are restricted for use only by the particular VIE and are not available for our general operations.

Our recent and more significant investments in Real Estate Affiliates and the related accounting considerations are described below.

ONE Ala Moana Condominium Project

On October 11, 2011, we and an entity jointly owned by two local development partners formed a joint venture called HHMK Development, LLC to explore the development of a luxury condominium tower at the Ala Moana Center in Honolulu, Hawaii. On June 14, 2012, we formed another 50/50 joint venture, KR Holdings, with the same partner. We own 50% of each venture and our partners jointly own the remaining 50%.

On September 17, 2012, KR Holdings closed on two $20.0 million non-recourse mezzanine loan commitments with List Island Properties, LLC and A & B Properties, Inc. These loans have a blended interest rate of 12.00%, were drawn in full on May 15, 2013 and mature on April 30, 2018 with the option to extend for one year. In addition to the mezzanine loans, A & B Properties and List Island Properties, LLC both have profit interests in KR Holdings, which entitles them to receive a share of the profits, after a return of our capital plus a 13% preferred return on our capital. A & B Properties’ participation is capped at $3.0 million.

KR Holdings closed on a $132.0 million first mortgage construction loan on May 15, 2013 of which $79.7 million is outstanding as of September 30, 2014. Upon closing and under the terms of the venture agreement, we sold to KR Holdings our interest in the condominium rights for net cash proceeds of $30.8 million and a 50% equity interest in KR Holdings. Our partner contributed $16.8 million of cash for their 50% equity interest. The construction loan will be drawn over the course of construction, is secured by the condominium rights and buyers’ deposits, has no recourse to us, matures on May 15, 2016, and bears interest at one-month LIBOR plus 3.00%. Summarized financial information for KR Holdings as of September 30, 2014 includes total assets of $253.0 million, total liabilities of $170.2 million, gross sales of $163.9 million and net income of $29.6 million. The venture uses the percentage of completion method to recognize earnings and we recorded $5.1 million and $14.8 million in equity in earnings from Real Estate Affiliates related to KR Holdings in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014, respectively. Our investment balance includes deferred profit of $1.5 million which is being recognized on the same percentage of completion basis as KR Holdings. We expect to complete the project and close on the sales of the units under contract in the fourth quarter 2014.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Summerlin Apartments, LLC

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment development. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. This project represents the first residential development in Summerlin’s 400-acre downtown. We will contribute a 5.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture when construction financing closes. Our partner will contribute cash for their 50% interest, act as the development manager, fund all pre-development activities, obtain construction financing and provide any guarantees required by the lender. Upon a sale of the property, we are entitled to our 50% share of proceeds and 100% of the proceeds in excess of an amount determined by applying a 7.0% capitalization rate to net operating income (“NOI”). The venture is expected to begin construction in the fourth quarter of 2014 with the first units available for rent by the fourth quarter of 2015.

Summerlin Las Vegas Baseball Club, LLC

On August 6, 2012, we entered into a joint venture for the purpose of acquiring 100% of the operating assets of the Las Vegas 51s, a Triple-A baseball team which is a member of the Pacific Coast League. We own 50% of the venture and our partners jointly own the remaining 50%. Unanimous consent of the partners is required for all major decisions. As of the date the joint venture acquired the baseball team, we had funded our capital contribution of $10.5 million. Our strategy in owning an interest is to pursue a potential relocation of the team to a to-be-built stadium in our Summerlin master planned community. Efforts to re-locate the team are ongoing and there can be no assurance that such a stadium will ultimately be built.

The Metropolitan Downtown Columbia Project

On October 27, 2011, we entered into a joint venture, Parcel D Development, LLC (“Parcel D”), with Kettler to construct a Class A apartment building with ground floor retail space in downtown Columbia, Maryland. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. On July 11, 2013, the joint venture closed a $64.1 million construction loan which is non-recourse to us. The loan bears interest at one-month LIBOR plus 2.40% and matures in July 2020. At loan closing, our land contribution was valued at $53,500 per unit, or $20.3 million, and Kettler contributed $13.3 million in cash, of which $7.0 million was distributed to us. Both we and Kettler made additional contributions of $3.1 million to the joint venture in accordance with the loan agreement, thus increasing our total capital account to $16.4 million. This transaction was accounted for as a partial sale of land for which we recognized a net profit of $0.7 million. We expect the project to be substantially completed by the fourth quarter of 2014.

Upon formation of the joint venture, we determined that Parcel D was a VIE, and that we were not the primary beneficiary. Accordingly, we accounted for our investment in Parcel D using the equity method. Upon closing of the first mortgage construction loan, the entity was recapitalized resulting in a reconsideration of the initial determination of VIE status. As a result of the reconsideration, we determined that Parcel D was no longer considered a VIE. We continue to account for our investment in Parcel D using the equity method.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 9                         MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$956,739	$971,786
Special Improvement District bonds	24,554	33,100
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	899,623	509,737
Total mortgages, notes and loans payable	$1,880,916	$1,514,623

(a) As more fully described below, $172.0 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents our mortgages, notes, and loans payable by property:

					Carrying Value
		Interest		Maximum	September 30,	December 31,
$ In thousands	Maturity (a)	Rate		Facility	2014	2013
Master Planned Communities
Bridgeland Land Loan	June 2022	5.50%			$15,874	$18,066
Bridgeland Development Loan	June 2015	5.00	%(d)	$30,000	24,200	—
Summerlin South SID Bonds - S108	December 2016	5.95%			694	823
Summerlin South SID Bonds - S124	December 2019	5.95%			256	285
Summerlin South SID Bonds - S128	December 2020	7.30%			665	707
Summerlin South SID Bonds - S128C	December 2030	6.05%			5,392	5,511
Summerlin South SID Bonds - S132	December 2020	6.00%			3,232	3,962
Summerlin South SID Bonds - S151	June 2025	6.00%			6,421	6,623
Summerlin West SID Bonds - S808/S810	April 2031	7.13%			4,000	11,168
The Woodlands Master Credit Facility	August 2018	2.90	%(d)	250,000	176,663	176,663
Master Planned Communities Total					237,397	223,808

Operating Assets
70 Columbia Corporate Center (b)	June 2019	2.40	%(d)		20,000	16,287
Columbia Regional Building	March 2018	2.15	%(d)	23,008	18,960	9,207
One Hughes Landing	November 2017	2.80	%(d)	38,000	34,417	19,128
Two Hughes Landing	September 2018	2.80	%(d)	41,230	17,828	10
1701 Lake Robbins	April 2017	5.81%			4,600	—
Millennium Waterway Apartments	June 2022	3.75%			55,584	55,584
110 N. Wacker (c)	October 2019	5.21	%(d)		29,000	29,000
9303 New Trails	December 2023	4.88%			13,157	13,398
Outlet Collection at Riverwalk	October 2018	2.90	%(d)	64,400	44,703	—
The Woodlands Resort & Conference Center	February 2019	3.65	%(d)	95,000	66,177	36,100
Victoria Ward	September 2016	3.34	%(d)	250,000	238,716	238,716
20/25 Waterway Avenue	May 2022	4.79%			14,383	14,450
3 Waterway Square	August 2028	3.94%			52,000	52,000
4 Waterway Square	December 2023	4.88%			38,530	39,237
Capital lease obligations	various	3.60%			156	205
Operating Assets Total					648,211	523,322

Strategic Developments
Downtown Summerlin	July 2019	2.40	%(d)	311,800	172,913	—
Downtown Summerlin SID Bonds - S108	December 2016	5.95%			388	452
Downtown Summerlin SID Bonds - S128	December 2030	6.05%			3,506	3,569
ExxonMobil	June 2019	2.05	%(d)	143,000	23,702	—
Hughes Landing Retail	December 2018	2.10	%(d)	36,575	14,259	913
One Lake’s Edge	November 2018	2.65	%(d)	73,525	18,085	—
Waterway Hotel	August 2019	2.80	%(d)	69,300	—	—
Strategic Developments Total					232,853	4,934

Other Corporate Financing Arrangements	July 2018	3.00%		22,700	20,434	21,309
Senior Notes	October 2021	6.88%			750,000	750,000

Unamortized underwriting fees					(7,979)	(8,750)
					$1,880,916	$1,514,623

(a)   Maturity date includes any extension periods which can be exercised at our option.

(b)   The note we assumed on August 15, 2012 was fully paid with cash on hand on April 15, 2014. On June 30, 2014, we entered into a new $20.0 million mortgage loan at one-month LIBOR plus 2.25%.

(c)    The $29.0 million outstanding principal balance is swapped to a 5.21% fixed rate through maturity.

(d)   The interest rate presented is based on the one or three month LIBOR rate, as applicable, at September 30, 2014.

The weighted average interest rate on our mortgages, notes and loans payable was 4.73% and 5.25% as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, we had $1.9 billion of mortgages, notes and loans payable. All of the mortgage debt is secured by the individual properties as listed in the table above and is non-recourse to HHC, except for:

(i)            $750.0 million of Senior Notes;

(ii)           $311.8 million financing for the Downtown Summerlin development which has a maximum recourse to us of 35.0% assuming the loan is fully drawn;

(iii)          $64.4 million of construction financing for the Outlet Collection at Riverwalk with an initial maximum recourse of 50%, which will be reduced to 25.0% upon completion of the project and the achievement of an 11.0% debt yield and a minimum level of tenant sales per square foot for twelve months,

(iv)          $20.4 million of Other Corporate Financing Arrangements; and

(v)           $7.0 million parent guarantee associated with the 110 N. Wacker mortgage.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Woodlands Master Credit Facility and The Woodlands Resort & Conference Center loans are recourse to the entities that directly own The Woodlands operations. Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Such provisions are not expected to impact our operations in 2014. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance, or a percentage of the loan balance. As of September 30, 2014, land, buildings and equipment and developments in progress with a cost basis of $2.5 billion have been pledged as collateral for our mortgages, notes and loans payable.

As of September 30, 2014, we were in compliance with all of the financial covenants related to our debt agreements.

Master Planned Communities

On August 8, 2013, The Woodlands refinanced its existing Master Credit Facility with a $250.0 million credit facility consisting of a $125.0 million term loan and a $125.0 million revolver (together, the “TWL Facility”). The TWL Facility bears interest at one-month LIBOR plus 2.75% and has an initial three-year term through August 2016 with two, one-year extension options. The extension options require a reduction of the total commitment to $220.0 million for the first extension and $185.0 million for the second extension. The TWL Facility also contains certain covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to us based on a loan-to-value test. There was $73.3 million of undrawn capacity and $47.1 million of available borrowing capacity under the TWL Facility based on the collateral underlying the facility and loan covenants as of September 30, 2014.

During the second quarter of 2012, we refinanced $18.1 million of existing debt related to our Bridgeland Master Planned Community with a ten-year term loan facility at a fixed interest rate of 5.50% for the first five years and three-month LIBOR plus 2.75% for the remaining term and maturing on June 29, 2022. Beginning on June 29, 2014, annual principal payments are required in the amount of 5.00% of the then outstanding principal balance. In addition, we simultaneously entered into a three-year revolving credit facility with aggregate borrowing capacity of $140.0 million of which $83.9 million has been utilized as of September 30, 2014 and which has a $30.0 million maximum outstanding loan balance at any time. The revolving loan bears interest at the greater of 5.00% or one-month LIBOR plus 3.25% and matures on June 29, 2015. This loan is intended to provide working capital at Bridgeland to accelerate development efforts to meet the demand of homebuilders for finished lots in the community. The Bridgeland loans are cross-collateralized and cross-defaulted and the Bridgeland Master Planned Community serves as collateral for the loans. The loans also require that Bridgeland maintain a minimum $3.0 million cash balance and a minimum net worth of $250.0 million. Additionally, we are restricted from making cash distributions from Bridgeland unless the revolving credit facility has no outstanding balance and one year of real estate taxes and debt service on the term loan have been escrowed with the lender.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Operating Assets

On July 18, 2014, we assumed a $4.6 million non-recourse mortgage loan at 1701 Lake Robbins. The loan bears fixed interest at 5.81% and has a maturity date of April 2017.

On April 15, 2014, we paid $17.0 million cash in full satisfaction of the $16.0 million participating loan that we assumed as part of the acquisition of 70 Columbia Corporate Center (“70 CCC”) in August 2012. The non-recourse, interest only promissory note was due to mature on August 31, 2017 and included a participation right to the lender for 30.0% of the appreciation in the market value of the property after our 10.0% cumulative preferred return and repayment of the outstanding debt and our contributed equity. The final payment included approximately $0.7 million for this participation right based upon the appraised value of the property. On June 27, 2014, we closed on a new $20.0 million loan for 70 CCC that bears interest at one-month LIBOR plus 2.25% and has an initial maturity date of July 2017 with two, one-year extension options.

On October 24, 2013, we closed on a $64.4 million partial recourse construction loan for the Outlet Collection at Riverwalk. The loan bears interest at one-month LIBOR plus 2.75%, with an initial maturity date of October 24, 2016 with two, one-year extension options. The initial recourse amount of 50.0% will be reduced to 25.0% upon completion of the project and the achievement of an 11.0% debt yield and a minimum level of tenant sales per square foot for 12 months.

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

On August 2, 2013, we refinanced the $43.3 million construction loan with a non-recourse first mortgage financing totaling $52.0 million on 3 Waterway Square, an 11-story, 232,000 square foot office building in The Woodlands. The loan bears interest at 3.94% and matures on August 11, 2028.

On March 15, 2013, we closed on a non-recourse financing totaling $23.0 million for the redevelopment of the Columbia Regional Building (also known as the Rouse Building), an office building located in Columbia, Maryland. The loan bears interest at one-month LIBOR plus 2.00%. The loan matures on March 15, 2016, and has two, one-year extension options.

On February 8, 2013, we closed on a $95.0 million non-recourse construction loan which repaid the existing $36.1 million mortgage and provides funding for the redevelopment of The Woodlands Resort & Conference Center. The loan bears interest at one-month LIBOR plus 3.50% and has an initial maturity of February 8, 2016, with three, one-year extension options. The loan is currently secured by a 624-room (440 original rooms plus 184 newly built rooms), 40-acre conference center and resort located within The Woodlands and requires the maintenance of specified financial ratios after completion of construction. Beginning in the first quarter of 2015, the room count will reduce to 406 after 218 original cottage rooms that were built in 1974 are demolished.

On November 14, 2012, we closed on a non-recourse financing totaling $38.0 million for the construction of One Hughes Landing, an eight-story, 197,000 square foot office building in The Woodlands. The loan bears interest at one-month LIBOR plus 2.65% and matures on November 14, 2015 and has two, one-year extension options.

On May 31, 2012, as part of the acquisition of our former partner’s interest in Millennium Waterway Apartments, located within The Woodlands, we closed on a $55.6 million non-recourse first mortgage loan. The proceeds from the mortgage were used to refinance the joint venture’s existing debt and to fund our acquisition of the partner’s interest in the property. The loan has a fixed interest rate of 3.75% and matures on June 1, 2022.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

have fixed interest rates of 4.88%.

On September 30, 2011, we closed on a $250.0 million non-recourse first mortgage financing secured by Ward Village in Honolulu, Hawaii, that bears interest at one-month LIBOR plus 2.50%. The loan may be drawn to a maximum $250.0 million to fund capital expenditures at the property, provided that the outstanding principal balance cannot exceed 65% of the property’s appraised value, and the borrowers are required to have a minimum 10.0% debt yield to draw additional loan proceeds under the facility. The loan permits partial repayment during its term in connection with property releases for development. In the third quarter of 2013, certain properties securing the loan were approved for condominium development. As a result, the properties were removed from the collateral pool and a minor principal paydown of the loan was required. The loan matures on September 29, 2016, and $143.0 million of the principal balance was swapped to a 3.80% fixed rate for the term of the loan. The unused portion of this mortgage was $11.3 million as of September 30, 2014.

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

Strategic Developments

On November 6, 2014 we closed on a $600.0 million non-recourse construction loan for the Waiea and Anaha Condominium towers bearing interest at one-month LIBOR plus 6.75%. The loan has an initial maturity date of November 6, 2017, with two, one-year extension options.

On October 3, 2014, we closed on a $37.1 million construction financing for our Hughes Landing Hotel. The loan bearing interest at one-month LIBOR plus 2.50%. The loan has an initial maturity of October 2018, with two, one-year extension options.

On August 6, 2014, we closed on a $69.3 million non-recourse construction financing for the Waterway Hotel bearing interest at one-month LIBOR plus 2.65%. The loan has an initial maturity of August 2018, with a one-year extension option. The development will be a 302-room Westin-branded hotel that will be owned and managed by us.

On July 15, 2014, we closed a $311.8 million financing for the construction of Downtown Summerlin development bearing interest at one-month LIBOR plus 2.25%. The loan has an initial maturity date of July 15, 2017, with two, one-year extension options. The loan contains a maximum recourse to the Company of 35.0% of the outstanding principal plus all unpaid interest. Upon completion of the project and achievement of a 1.25x debt service coverage ratio, 90.0% occupancy and a minimum level of tenant sales per square foot for 12 months, the recourse amount will decrease to 10.0% of the outstanding principal. Due to the recent opening and its 50.7% occupancy as of November 1, 2014, we have not met this criteria.

On June 30, 2014, we closed on a $143.0 million non-recourse construction financing for two office buildings bearing interest at one-month LIBOR plus 1.90%. The loan has an initial maturity date of June 30, 2018, with a one-year extension option. The office buildings are substantially pre-leased to ExxonMobil.

On December 20, 2013, we closed on a $36.6 million non-recourse loan for the construction of Hughes Landing Retail, a 123,000 square foot retail component of Hughes Landing bearing interest at one-month LIBOR plus 1.95%. The loan has an initial maturity date of December 20, 2016, with two, one-year extension options.

On November 25, 2013, we closed on a $73.5 million non-recourse loan for the construction of an eight-story, Class A, multi-family project within Hughes Landing called One Lake’s Edge. One Lake’s Edge will be comprised of 390

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

NOTE 10                  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to interest rate risk related to our variable interest debt, and we manage this risk by utilizing interest rate derivatives. Our objectives in using interest rate derivatives are to add stability to interest costs by reducing our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company’s fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2014, the ineffective portion recorded in earnings was insignificant.

As of September 30, 2014, we had gross notional amounts of $172.0 million for interest rate swaps and a $100.0 million interest rate cap that were designated as cash flow hedges of interest rate risk. The fair value of the interest rate cap derivative was insignificant.

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Over the next 12 months, we estimate that an additional $2.3 million will be reclassified to interest expense.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The table below presents the fair value of our derivative financial instruments which are included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheets:

	September 30, 2014	December 31, 2013
	(In thousands)
Interest Rate Swaps	$3,195	$4,164
Total derivatives designated as hedging instruments	$3,195	$4,164

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Location of Gain	2014	2013
			(Loss) Reclassified	Amount of Loss	Amount of Gain
Cash Flow Hedges	Amount of Gain Recognized in OCI	Amount of Loss Recognized in OCI	from AOCI into Earnings	Reclassified from AOCI into Earnings	Reclassified from AOCI into Earnings
	(In thousands)			(In thousands)
Interest Rate Swaps	$229	$(407)	Interest Expense	$(555)	$6
	$229	$(407)		$(555)	$6

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
			Location of Loss	Amount of Loss	Amount of Loss
Cash Flow Hedges	Amount of Loss Recognized in OCI	Amount of Gain Recognized in OCI	Reclassified from AOCI into Earnings	Reclassified from AOCI into Earnings	Reclassified from AOCI into Earnings
	(In thousands)			(In thousands)
Interest Rate Swaps	$(742)	$1,079	Interest Expense	$(1,644)	$(1,041)
	$(742)	$1,079		$(1,644)	$(1,041)

NOTE 11                  INCOME TAXES

Several of our subsidiaries are involved in a dispute with the IRS relating to years in which those subsidiaries were owned by General Growth Properties (“GGP”), and in connection therewith, GGP has provided us with an indemnity against certain potential tax liabilities. Pursuant to the Tax Matters Agreement, GGP has indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the “Tax Indemnity”), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010 (“MPC Taxes”), in an amount up to $303.8 million, plus interest and penalties related to these amounts (the “Indemnity Cap”) so long as GGP controls the action in the United States Tax Court (the “Tax Court”) related to the dispute with the IRS as described below. We recorded the Tax Indemnity receivable at the Indemnity Cap amount as of the spinoff date. The unrecognized tax benefits and related accrued interest recorded through September 30, 2014 are primarily related to the taxes that are the subject of the Tax Indemnity. We have recorded interest income receivable on the Tax Indemnity receivable in the amounts of $57.5 million and $38.6 million as of September 30, 2014 and December 31, 2013, respectively.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

On May 6, 2011, GGP filed Tax Court petitions on behalf of the two former taxable REIT subsidiaries of GGP seeking a redetermination of federal income tax for the years 2007 and 2008. The petitions seek to overturn determinations by the IRS that the taxpayers were liable for combined deficiencies totaling $144.1 million. On October 20, 2011, GGP filed a motion in the Tax Court to consolidate the cases of the two former taxable REIT subsidiaries of GGP subject to litigation with the Internal Revenue Service due to the common nature of the cases’ facts and circumstances and the issues being litigated. The Tax Court granted the motion to consolidate. The case was heard by the Tax Court in November 2012. The Tax Court filed their ruling in favor of the IRS on June 2, 2014. The Tax Court ruling may be appealed to the Fifth Circuit Court of Appeals. A decision whether to appeal has not yet been made. The time period to appeal will expire during the fourth quarter of 2014.

The timing of the utilization of the tax assets attributable to indemnified and non-indemnified gains results in changes to the Tax Indemnity receivable and is dependent on numerous future events, such as the timing of recognition of indemnified and non-indemnified gains, the amount of each type of gain recognized in each year, the use of specific deductions and the ultimate amount of indemnified gains recognized. These non-cash changes could be material to our financial statements. Resolution of the Tax Court case noted above could also result in material changes to the Master Planned Community deferred gains and the timing of utilization of the tax assets, both of which could result in changes to the Tax Indemnity receivable. We record the Tax Indemnity receivable based on the amounts indemnified which are determined in accordance with the provisions set forth in ASC 740 Income Taxes.

Unrecognized tax benefits recorded pursuant to uncertain tax positions were $174.4 million and $90.5 million as of September 30, 2014 and December 31, 2013, respectively, excluding interest, of which this entire amount would not impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $57.5 million and $38.7 million as of September 30, 2014 and December 31, 2013, respectively. We recognized a decrease in interest expense related to the unrecognized tax benefits of $1.4 million for the three months ended September 30, 2014. The decrease to interest expense recorded this quarter is mainly attributable to the statute of limitations expiring on an uncertain tax position. The increase in unrecognized tax benefits recorded this quarter is due to a change in method of accounting whereby the timing and recognition of certain Master Planned Community gains was modified.

During the nine months ended September 30, 2014, the tax indemnity receivable increased by $13.4 million. This increase was due to the increase in the related interest income of $18.9 million and a loss on remeasurement of $5.5 million.

We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable, and changes in valuation allowances that cause our effective tax rates to deviate greatly from statutory rates. The effective tax rates based upon actual operating results were 1.3% and (896.5)% for the three and nine months ended September 30, 2014, respectively, compared to 41.4% and (29.5)% for the three and nine months ended September 30, 2013, respectively. The changes in the tax rates were primarily attributable to the changes in the warrant liability, the valuation allowance, unrecognized tax benefits and other permanent items.

We file a consolidated corporate tax return which includes all of our subsidiaries with the exception of Victoria Ward, Limited (“Ward”), substantially all of which is owned by us. Ward elected to be taxed as a REIT, commencing with the taxable year beginning January 1, 2002. Ward has satisfied the REIT distribution requirements for 2013. In connection with the planned condominium development of Ward that was approved by the Hawaii Real Estate Commission during the fourth quarter of 2013, the Company now intends to revoke the REIT election during 2015, before future phases of condominium development commence. As a result of our intention to revoke REIT status, we recorded deferred tax liabilities in the fourth quarter 2013 of $48.0 million for book and tax basis differences that we no longer expect to reverse while Ward is a REIT.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 12                  STOCK-BASED PLANS

Our stock based plans are described, and informational disclosures are provided, in the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2013.

Stock Options

The following table summarizes our stock option plan:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at January 1, 2014	965,440	$64.57
Granted	105,000	146.00
Forfeited	(32,700)	85.27
Stock Options outstanding at September 30, 2014	1,037,740	$72.16

In February 2014, certain employees were granted stock options, half of which cliff vest on December 31, 2018. The remaining options also cliff vest on December 31, 2018, however, the amount of options are diminished if certain prescribed shareholder return hurdles are not met. Option grantees must be employed by the Company on the vesting date to be eligible to receive the award.

Restricted Stock

Restricted stock awards issued under The Howard Hughes Corporation 2010 Incentive Plan provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed as established by the Compensation Committee of our Board of Directors. For the three and nine months ended September 30, 2014, compensation expense of $1.1 million and $2.9 million, respectively, is included in general and administrative expense on our Condensed Consolidated Statements of Operations related to restricted stock awards. The balance of unamortized restricted stock awards as of September 30, 2014 was $11.4 million, which is expected to be expensed over a weighted-average period of 3.5 years.

The following table summarizes restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at January 1, 2014	122,332	$75.21
Granted	61,750	126.38
Vested	(11,394)	97.72
Restricted Stock outstanding at September 30, 2014	172,688	$92.02

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 13                  OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of prepaid expenses and other assets.

	September 30, 2014	December 31, 2013
	(In thousands)
Special Improvement District receivable	$39,777	$39,688
Equipment, net of accumulated depreciation of $2.0 million and $0.7 million, respectively	20,662	21,978
Tenant incentives and other receivables	6,361	6,757
Federal income tax receivable	5,809	6,053
Prepaid expenses	9,461	4,744
Below-market ground leases	19,748	20,002
Condominium deposits	137,407	12,405
Security and escrow deposits	38,577	28,082
Above-market tenant leases	941	1,095
Uncertain tax position asset	20,131	13,528
In-place leases	8,037	9,306
Intangibles	3,624	3,714
Other	3,731	6,588
	$314,266	$173,940

The $140.3 million increase as of September 30, 2014 compared to December 31, 2013 primarily relates to the increase of $125.0 million in restricted condominium cash deposits for the two new market rate towers at Ward Village for which we began public sales on February 1, 2014, a $10.5 million increase in security and escrow deposits primarily related to the South Street Seaport project and the $6.6 million increase in our uncertain tax position asset as more fully discussed in Note 11 — Income Taxes.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of accounts payable and accrued expenses.

	September 30, 2014	December 31, 2013
	(In thousands)
Construction payables	$194,197	$106,741
Accounts payable and accrued expenses	34,687	46,998
Condominium deposits	137,407	12,405
Membership deposits	20,908	24,830
Above-market ground leases	2,312	2,431
Deferred income	33,044	18,963
Accrued interest	28,793	17,463
Accrued real estate taxes	9,860	8,581
Tenant and other deposits	16,768	9,490
Insurance reserve	—	1,417
Accrued payroll and other employee liabilities	16,151	15,666
Special assessment	2,603	2,603
Interest rate swaps	3,195	4,164
Other	16,536	12,239
	$516,461	$283,991

The $232.5 million increase as of September 30, 2014 compared to December 31, 2013 is primarily due to the increase of $125.0 million in condominium deposits for the two new market rate towers at Ward Village, a $87.5 million increase in construction payables primarily due to increased development activities at Downtown Summerlin, The Woodlands Resort & Conference Center, Outlet Collection at Riverwalk, and Hughes Landing, a $14.1 million increase in deferred income primarily due to increased land sales and the deferral of a portion of the income for post-sale land development obligations at our Summerlin MPC and an $11.3 million increase in accrued interest relating to our Senior Notes.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 14                  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The following table summarizes AOCI for the period indicated:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)

Gains and Losses on Cash Flow Hedges

(In thousands)

For the Three Months Ended September 30, 2014
Balance as of July 1, 2014	$(8,281)
Other comprehensive income before reclassifications	49
Amounts reclassified from accumulated other comprehensive loss	555
Net current-period other comprehensive income	604
Balance as of September 30, 2014	$(7,677)

For the Nine Months Ended September 30, 2014
Balance as of January 1, 2014	$(8,222)
Other comprehensive income before reclassifications	(1,099)
Amounts reclassified from accumulated other comprehensive loss	1,644
Net current-period other comprehensive income	545
Balance as of September 30, 2014	$(7,677)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to profit (loss).

The following table summarizes the amounts reclassified out of AOCI for the period indicated:

Reclassifications out of Accumulated Other Comprehensive Income (Loss)(a)

(In thousands)

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014	Affected line item in the Statement of Operations
Gains and losses on cash flow hedges
Interest rate swap contracts	$(631)	$(1,867)	Interest expense
	76	223	Provision for income taxes
Total reclassifications for the period	$(555)	$(1,644)	Net of tax

(a) Amounts in parentheses indicate debits to profit (loss).

NOTE 15                  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material effect on our consolidated financial position, results of operations or liquidity.

We had outstanding letters of credit and surety bonds of $61.2 million and $58.7 million as of September 30, 2014 and December 31, 2013, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

entitled to a total rent credit of $1.5 million, to be taken monthly over a 30-month period. Simultaneously with the execution of the lease, we executed a completion guaranty for the redevelopment of Pier 17. The completion guaranty requires us to perform certain obligations under the lease, including the commencement of construction by October 1, 2013 with a scheduled completion date in 2016.

In the fourth quarter of 2012, the Uplands portion of South Street Seaport suffered damage due to flooding as a result of Superstorm Sandy. Reconstruction efforts are ongoing and the property is only partially operating. We have received $47.6 million in insurance proceeds through September 30, 2014 at South Street Seaport related to our claim. We have recognized a total of $36.8 million in Other income to date, including $11.5 million and $24.6 million during the three and nine months ended September 30, 2014, respectively. We believe that our insurance will reimburse substantially all of the costs of repairing the property and will also compensate us for substantially all lost income resulting from the storm.

Please refer to Note 11 — Income Taxes for additional contingencies related to our uncertain tax positions.

NOTE 16                  SEGMENTS

We have three business segments which offer different products and services. Our three segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. In addition, our segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. We do not distinguish or group our combined operations on a geographic basis. Furthermore, all operations are within the United States. Our reportable segments are as follows:

•                  Master Planned Communities (“MPCs”) — includes the development and sale of land in large-scale, long-term community development projects in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland. For the nine months ended September 30, 2014 one commercial land sales buyer represented 15.1% of total revenues.

•                  Operating Assets — includes retail, office and industrial properties, a multi-family property, The Woodlands Resort & Conference Center and other real estate investments. These assets are currently generating revenues, and we believe there is an opportunity to redevelop or reposition many of these assets to improve operating performance.

•                  Strategic Developments — includes our condominium projects and all properties held for development which have no substantial operations.

Revenue recognition for individual units in a condominium project are accounted for under the percentage of completion method based on the ratio of total project costs incurred to total estimated costs when the following criteria are met: a) construction is beyond a preliminary stage; b) buyer is unable to require a refund of its deposit, except for non-delivery of the unit; c) sufficient units are sold to assure that it will not revert to a rental property; d) sales prices are collectible; and e) aggregate sales proceeds and costs can be reasonably estimated. Estimated revenue and costs are reviewed periodically, and any changes are applied prospectively.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The assets included in each segment as of September 30, 2014, are contained in the following chart:

Master Planned	Operating Assets		Strategic Developments
Communities

	Retail	Office / Other	Under Construction
• Bridgeland	• Cottonwood Square	• Arizona 2 Lease *	• Anaha Condominium Project	• Alameda Plaza
• Maryland Communities	• Landmark Mall	• 70 Columbia Corporate Center	• Creekside Village Green	• AllenTowne
• Summerlin	• Outlet Collection at Riverwalk	• Columbia Office Properties ****	• Downtown Summerlin (opened	• Bridges at Mint Hill
• The Woodlands	• Park West	• Golf Courses at Summerlin	October 9, 2014)	• Century Plaza Mall
- Hendricks parcel	• South Street Seaport (under construction)	and TPC Las Vegas (participation interest)	• ExxonMobil	• Circle T Ranch and Power Center **
	• Ward Village	• One Hughes Landing	• Hughes Landing Hotel (Embassy Suites)	• Cottonwood Mall
	• 20/25 Waterway Avenue	• Two Hughes Landing *****	• Hughes Landing Retail	• Elk Grove Promenade
	• Waterway Garage Retail	• 1701 Lake Robbins	• Three Hughes Landing	• 80% Interest in Fashion
		• 2201 Lake Woodlands Drive	• ONE Ala Moana ***	Show Air Rights
		• Millennium Waterway Apartments	• One Lake's Edge	• Hawaii Whole Foods Market Project
		• Millennium Woodlands Phase II, LLC ** / *****	• The Metropolitan Downtown	• Kendall Town Center
		• 9303 New Trails Office	Columbia Project **	• Kewalo Basin Harbor
		• 110 N Wacker	• 3831 Technology Forest Drive	• Lakeland Village Center
		• Stewart Title of Montgomery County, TX **	• Waiea Condominium Project	• Lakemoor (Volo) Land
		• Summerlin Hospital Medical Center **	• Waterway Square Hotel (Westin)	• Maui Ranch Land
		• Summerlin Las Vegas Baseball Club **		• Parcel C **
		• The Club at Carlton Woods		• Summerlin Apartments, LLC **
		• The Woodlands Resort &		• West Windsor
		Conference Center (under construction)		• Workforce Housing Project
• Waterway Square Garage
• 3 Waterway Square Office
• 4 Waterway Square Office
• Woodlands Sarofim #1 **
• 1400 Woodloch Forest

*	Note receivable
**	An equity or cost method investment
***	Asset consists of two equity method investments
****	Includes Columbia Regional Building which was opened in August 2014
*****	Asset was moved from Strategic Developments to Operating Assets during the quarter

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

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, other income, corporate interest income, corporate interest and depreciation expense, provision for income taxes, warrant liability gain or loss and the change in tax indemnity receivable. We present REP EBT because we use this measure, among others, internally to assess the operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Segment operating results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Master Planned Communities
Land sales	$59,351	$53,734	$260,186	$166,981
Builder price participation	5,311	2,002	13,251	5,703
Minimum rents	210	196	614	585
Other land revenues	4,103	3,579	9,296	10,211
Other rental and property revenues	198	—	373	—
Total revenues	69,173	59,511	283,720	183,480

Cost of sales - land	27,743	27,063	93,540	82,616
Land sales operations	8,068	7,393	24,629	22,705
Land sales real estate and business taxes	2,927	2,370	7,016	5,348
Depreciation and amortization	101	10	304	25
Interest income	(17)	—	(96)	(16)
Interest expense (*)	(3,332)	(3,689)	(13,210)	(13,295)
Total expenses	35,490	33,147	112,183	97,383
MPC EBT	33,683	26,364	171,537	86,097

Operating Assets
Minimum rents	24,035	21,160	65,853	59,427
Tenant recoveries	7,581	5,254	20,406	15,547
Resort and conference center revenues	8,150	8,169	27,198	30,543
Other rental and property revenues	6,076	4,493	17,756	14,538
Total revenues	45,842	39,076	131,213	120,055

Other property operating costs	14,116	17,640	42,782	48,436
Rental property real estate taxes	3,716	3,148	10,585	9,054
Rental property maintenance costs	2,154	1,906	5,962	5,594
Resort and conference center operations	8,910	7,381	22,833	22,537
Provision for doubtful accounts	103	201	277	907
Demolition costs	761	1,386	6,689	1,386
Development-related marketing costs	589	1,050	5,379	1,771
Depreciation and amortization	11,261	9,171	29,802	21,687
Interest income	(11)	(32)	(141)	(122)
Interest expense	4,917	4,017	10,889	14,715
Equity in Earnings from Real Estate and Other Affiliates	(202)	(647)	(2,774)	(3,743)
Total expenses	46,314	45,221	132,283	122,222
Operating Assets EBT	(472)	(6,145)	(1,070)	(2,167)

Strategic Developments
Minimum rents	137	182	473	586
Tenant recoveries	18	38	92	135
Condominium rights and unit sales	4,032	810	11,516	31,191
Other land revenues	9	—	26	—
Other rental and property revenues	17	(2)	472	18
Total revenues	4,213	1,028	12,579	31,930

Condominium rights and unit cost of sales	2,026	406	5,788	15,678
Other property operating costs	1,083	2,691	2,821	3,692
Real estate taxes	843	549	1,955	1,759
Rental property maintenance costs	159	142	440	402
Provision for doubtful accounts	16	3	16	3
Demolition costs	(1)	—	22	—
Development-related marketing costs	5,798	—	10,530	—
Depreciation and amortization	445	48	1,483	139
Other income	—	(2,652)	(2,373)	(3,609)
Interest expense (*)	(3,198)	(401)	(9,828)	(1,363)
Equity in Earnings from Real Estate and Other Affiliates	(5,307)	(2,947)	(15,390)	(8,291)
Total expenses	1,864	(2,161)	(4,536)	8,410
Strategic Developments EBT	2,349	3,189	17,115	23,520

REP EBT	$35,560	$23,408	$187,582	$107,450

(*) Negative interest expense amounts are due to interest capitalized in our Master Planned Communities and Strategic Developments segments related to Operating Assets segment debt and the Senior Notes.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following reconciles REP EBT to GAAP-basis net income (loss):

Reconciliation of REP EBT to GAAP-net	Three Months Ended September 30,		Nine Months Ended September 30,
income (loss)	2014	2013	2014	2013
	(In thousands)		(In thousands)
REP EBT	$35,560	$23,408	$187,582	$107,450
General and administrative	(14,759)	(11,914)	(49,138)	(34,310)
Interest (expense)/income, net *	(14,938)	1,955	(21,089)	6,259
Warrant liability gain (loss)	24,690	(4,479)	(139,120)	(148,706)
Provision for income taxes	(590)	(5,172)	(49,895)	(21,012)
Increase (reduction) in tax indemnity receivable	5,454	730	(5,473)	(8,673)
Other income, net *	11,409	3,662	25,095	8,118
Depreciation and amortization *	(1,211)	(757)	(3,411)	(1,359)
Net income (loss)	$45,615	$7,433	$(55,449)	$(92,233)

* Represents amounts not allocated to segments.

The following reconciles segment revenue to GAAP-basis consolidated revenues:

Reconciliation of Segment Basis Revenues to	Three Months Ended September 30,		Nine Months Ended September 30,
GAAP Revenues	2014	2013	2014	2013
	(In thousands)		(In thousands)
Master Planned Communities	$69,173	$59,511	$283,720	$183,480
Operating Assets	45,842	39,076	131,213	120,055
Strategic Developments	4,213	1,028	12,579	31,930
Total revenues	$119,228	$99,615	$427,512	$335,465

The assets by segment and the reconciliation of total segment assets to the total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Master Planned Communities	$1,855,671	$1,760,639
Operating Assets (a)	1,351,090	1,158,337
Strategic Developments	1,068,491	462,525
Total segment assets	4,275,252	3,381,501
Corporate and other (b)	1,035,917	1,186,367
Total assets	$5,311,169	$4,567,868

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

The increase in the Strategic Developments segment’s asset balance as of September 30, 2014 of $605.9 million compared to December 31, 2013 is primarily due to development costs of $190.5 million for Downtown Summerlin,

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

$125.0 million of deposits collected on the sale of condominium units for both our market rate towers at Ward Village, $60.4 million for the ExxonMobil office buildings, $41.3 million for Hughes Landing multi-family, $35.8 million for various other development projects at The Woodlands, $41.2 million for Ward Village, $21.4 million increase in the carrying value of our investment in the ONE Ala Moana project, $21.6 million in buildings and equipment from the completion of the transformation of the IBM building at Ward Village into an information center and sales gallery, $17.1 million for Hughes Landing retail, and $16.1 million in purchase deposits for a land parcel near the South Street Seaport.

The decrease in the Corporate segment’s asset balance as of September 30, 2014 of $150.5 million compared to December 31, 2013 is primarily due to cash used to fund development activities.

THE HOWARD HUGHES CORPORATION

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

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income, corporate interest and depreciation expense, provision for income taxes, warrant liability gain (loss), other income and the changes in tax indemnity receivable. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service existing and obtain additional debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 16 — Segments.

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

Operating Assets Net Operating Income

We believe that net operating income (“NOI”) is a useful supplemental measure of the performance of our Operating Assets because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs. We define NOI as revenues (rental income, tenant recoveries and other income) less expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI also excludes straight line rents and tenant incentives amortization, net interest expense, ground rent amortization, demolition costs, amortization, depreciation and equity in earnings from Real Estate Affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns.

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

Results of Operations

Consolidated revenues for the three months ended September 30, 2014 increased $19.6 million compared to the same period in 2013, primarily due to $9.7 million of higher revenues in our MPC segment as a result of increased land sales and builder price participation, $6.8 million of higher revenues in our Operating Assets segment as a result of increased minimum rents and tenant recoveries and $3.2 million of higher revenues in our Strategic Developments segment related primarily to our ONE Ala Moana condominium project.

Consolidated revenues for the nine months ended September 30, 2014 increased $92.0 million compared to the same period in 2013, primarily due to $100.2 million of higher revenues in our MPC segment as a result of increased MPC land sales and builder price participation and $11.2 million of higher revenues in our Operating Assets segment as a result of increased minimum rents and tenant recoveries. These increases are partially offset by $19.4 million of lower revenues in our Strategic Developments segment. The decrease is primarily due to lower revenue recognized on the gain on sale of our condominium rights which is recognized using the percentage of completion method compared to the same period in 2013. The 2013 ONE Ala Moana revenues and cost of sales related primarily to our initial sale of the air rights to the joint venture in which we have a 50% interest and the portion of the deferred sale relating to our ongoing interest in the condominium rights recognized on the percentage of completion basis.

Net income attributable to common stockholders was $45.6 million, or $0.48 per diluted share for the three months ended September 30, 2014 compared to a net income attributable to common stockholders of $7.3 million, or $0.17 per diluted share for the three months ended September 30, 2013. The $38.3 million increase in net income for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to the change in warrant liability of $29.2 million, an increase of $7.7 million in other income from insurance proceeds received as a result of the damage South Street Seaport suffered from Superstorm Sandy and $2.2 million of other variances.

Net loss attributable to common stockholders was $(55.5) million, or $(1.41) loss per diluted share for the nine months ended September 30, 2014 compared to a net loss attributable to common stockholders of $(92.3) million, or $(2.34) million loss per diluted share for the nine months ended September 30, 2013. The $36.9 million decrease in net loss for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to higher earnings from our MPC segment of $85.4 million resulting from increased commercial land sales at The Woodlands, an increase of $17.0 million in corporate other income, and lower warrant liability loss of $9.6 million. These increases are partially offset by a higher provision for income taxes of $28.9 million, higher general and administrative expenses of $14.8 million, higher corporate interest expense of $27.3 million resulting from the Senior Notes and $4.2 million of other variances.

Please refer to the individual segment operations sections and the general and administrative section for explanations of these variances.

Segment Operations

Please refer to Note 16 - Segments for additional information including reconciliations of our segment basis results to generally accepted accounting principles (“GAAP”) basis results.

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

MPC sales for the three months ended September 30, 2014 and 2013 is summarized as follows:

	MPC Sales Summary
	Land Sales		Acres Sold		Number of Lots/Units		Price per Acre		Price per Lot/Units
	Three Months Ended September 30,
($ in thousands)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013

Bridgeland
Residential
Single family - detached	$8,734	$1,761	18.8	6.0	109	29	$465	$294	$80	$61
Commercial
Multi-family	—	2,636	—	16.6	—	—	—	159	—	—
	8,734	4,397	18.8	22.6	109	29	465	195	80	61
Columbia
No land sales

Summerlin
Residential
Superpad sites	16,511	26,340	32.1	72.5	167	316	514	363	99	83
Custom lots	2,670	1,698	1.8	1.9	4	5	1,483	894	668	340
Single family - detached	—	1,661	—	2.1	—	20	—	791	—	83
Commercial
Retail	650	—	0.7	—	—	—	929	—	—	—
	19,831	29,699	34.6	76.5	171	341	573	388	112	87
The Woodlands
Residential
Single family - detached	28,410	18,098	37.5	27.5	152	117	758	658	187	155
Single family - attached	235	1,225	0.3	1.8	5	21	783	681	47	58
Commercial
Retail	—	1,500	—	2.1	—	—	—	714	—	—
	28,645	20,823	37.8	31.4	157	138	758	663	182	140

Total acreage sales revenue	57,210	54,919	91.2	130.5	437	508

Deferred revenue	(246)	(6,791)
Special Improvement District revenue *	2,387	5,606
Total segment land sale revenue - GAAP basis	$59,351	$53,734

* Applicable exclusively to Summerlin.

MPC sales for the nine months ended September 30, 2014 and 2013 is summarized as follows:

	MPC Sales Summary
	Land Sales		Acres Sold		Number of Lots/Units		Price per Acre		Price per Lot/Units
	Nine Months Ended September 30,
($ in thousands)	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013

Bridgeland
Residential
Single family - detached	$15,575	$7,219	35.0	24.0	172	109	$445	$301	$91	$66
Commercial
Multi-family	—	2,636	—	16.6	—	—	—	159	—	—
	15,575	9,855	35.0	40.6	172	109	445	243	91	66
Columbia
No land sales

Summerlin
Residential
Superpad sites	60,077	67,849	116.0	215.5	570	989	518	315	105	69
Custom lots	11,906	4,438	9.2	4.8	19	11	1,294	925	627	403
Single family - detached	11,170	9,846	13.0	13.2	60	108	859	746	186	91
Commercial
Retail	650	—	0.7	—	—	—	929	—	—	—
High school	2,250	—	10.0	—	—	—	225	—	—	—
	86,053	82,133	148.9	233.5	649	1,108	578	352	128	74
The Woodlands
Residential
Single family - detached	$61,947	$70,910	85.2	118.1	335	470	$727	$600	$185	$151
Single family - attached	3,561	2,799	5.0	5.6	59	61	712	500	60	46
Commercial
Medical	70,550	—	58.9	—	—	—	1,198	—	—	—
Retail	17,401	1,500	30.3	2.1	—	—	574	714	—	—
Other	—	135	—	0.7	—	—	—	193	—	—
	153,459	75,344	179.4	126.5	394	531	855	596	166	139

Total acreage sales revenue	255,087	167,332	363.3	400.6	1,215	1,748

Deferred revenue	(4,171)	(14,450)
Special Improvement District revenue *	9,270	14,099
Total segment land sale revenue - GAAP basis	$260,186	$166,981

* Applicable exclusively to Summerlin.

MPC land sales, including Special Improvement District (“SID”) transfers and reimbursements and deferred revenue adjustments, increased $5.6 million, or 10.5%, to $59.4 million for the three months ended September 30, 2014, and increased $93.2 million, or 55.8%, to $260.2 million for the nine months ended September 30, 2014, as compared to $53.7 million and $167.0 million for the same periods in 2013. The increase in total MPC land sales for the three months ended September 30, 2014 was primarily due to higher land sales of $12.1 million at The Woodlands and Bridgeland, and was offset by lower land sales of $6.5 million at Summerlin. The increase for the nine months ended September 30, 2014 was primarily due to higher commercial land sales of $84.6 million at The Woodlands, partially offset by lower residential land sales in The Woodlands of $8.2 million compared to the same period in 2013. In addition, Bridgeland land sales increased by $5.7 million and Summerlin land sales increased by $11.1 million for the nine months ended September 30, 2014 as compared to the same period in 2013.

For large MPCs such as ours, sales prices on a per lot basis and per acre basis generally increase as the size of the developed lot grows. This is because smaller lots are more commodity-like and larger lots may have more unique features. Additionally, the average homebuyer finds more competition for new and resale homes on the lower end of the price range in the broader residential market. As lot sizes and prices increase, the number of potential customers and developers decreases. Barring a softening in market conditions, when an MPC reaches the level whereby land is scarce, pricing begins to escalate on a per lot and per acre basis due to a scarcity premium resulting from the market’s realization that new home site inventory will be depleted.

Gross margins vary by MPC. The Woodlands has higher gross margins than our Summerlin MPC; therefore, as the relative contribution to sales vary by MPC our gross margins will change from one quarter to another.

The Woodlands and Bridgeland

The Woodlands land sales increased $7.8 million, or 37.6%, to $28.6 million for the three months ended September 30, 2014, and increased $78.1 million, or 103.7%, to $153.5 million for the nine months ended September 30, 2014, compared to $20.8 million and $75.3 million for the same periods in 2013. The increase for the three months ended September 30, 2014 was primarily due to higher pricing per lot for residential land sales. The increase for the nine months ended September 30, 2014 was primarily due to commercial land sales of $88.0 million compared to $1.6 million for the same period in 2013. The commercial land sales were comprised of a $70.6 million sale, representing a price of $1.2 million per acre, to a hospital and three other commercial sites totaling $17.4 million. The average price per single family detached lot at The Woodlands increased $32,000, or 20.6%, to $187,000 for the three months ended September 30, 2014 compared to $155,000 for the same period in 2013 due to scarcity of remaining lots available for sale.

In May 2014, we purchased 1,343 acres of undeveloped land located 13 miles north of The Woodlands for $67.2 million. On October 31, 2014, we purchased an additional 653 adjacent acres from a different seller for $27.8 million. We have preliminarily planned for 1,835 acres of residential and 161 acres of commercial development on the combined sites, and currently estimate that the residential acres will yield over 4,600 lots. The first lots are expected to be delivered and sold in 2016.

Bridgeland land sales increased $4.3 million, or 98.6%, to $8.7 million for the three months ended September 30, 2014, and increased $5.7 million, or 58.0%, to $15.6 million for the nine months ended September 30, 2014, compared to $4.4 million and $9.9 million for the same periods in 2013. The increase in lot sales revenues for the three months ended September 30, 2014, compared to the same period in 2013, relates primarily to the long-awaited receipt of a wetlands permit in February 2014 from the U.S. Army Corps of Engineers, which, allowed for the development of new lots. In addition, lot sales pricing increased as a result of strong demand for new homes. In the second quarter of 2014, we received bids from homebuilders for the sale of 509 lots at an average price of $90,000 per lot, or approximately 17.4% higher than the average finished lot prices during 2013. We anticipate the pace of our future lot sales will increase because we are able to develop and deliver a much higher volume of finished lots compared to 2013 and the first six months of 2014 since obtaining the wetlands permit. As of September 30, 2014, Bridgeland had 344 residential lots under contract of which 266 lots are scheduled to close in the fourth quarter of 2014, providing an estimated $27.0 million of revenues. The remaining 78 lots are scheduled to close in 2015, providing an estimated $3.6 million of revenues.

The construction of the Grand Parkway is connecting our Bridgeland and The Woodlands communities to ExxonMobil’s new campus. The Grand Parkway is an approximate 180-mile circumferential highway traversing seven counties and encircling the Greater Houston region. The segment of the Grand Parkway that runs through our Bridgeland property has already been completed, and we believe that the completion of construction of the entire Grand Parkway will positively impact the surrounding areas. The new 385-acre ExxonMobil campus is located just south of The Woodlands and is in close proximity to the Grand Parkway. The segment connecting Bridgeland to I-45 near the ExxonMobil campus is expected to be completed by late 2015. The ExxonMobil campus is expected to include approximately three million square feet of space, and we believe it is one of the largest construction projects currently under way in the United States. ExxonMobil began relocating employees to its new location in March 2014. ExxonMobil currently has approximately 2,200 employees working at the new facility and will continue with relocations into 2015. Upon completion of the relocation, ExxonMobil expects approximately 10,000 people will be employed at the new campus. The direct and indirect jobs related to this relocation are positively impacting The Woodlands and Bridgeland due to increased housing demand, as well as commercial space needs for companies servicing ExxonMobil.

Summerlin

Summerlin land sales decreased $9.9 million, or 33.2%, to $19.8 million for the three months ended September 30, 2014, and increased $3.9 million, or 4.8%, to $86.1 million for the nine months ended September 30, 2014, compared to $29.7 million and $82.1 million for the same periods in 2013. The decrease for the three months ended September 30, 2014 was primarily due to lower acreage sold, partially offset by higher land prices compared to the same period in 2013. There were 60 finished lots in escrow with closing dates set for August 2014 that the purchaser accelerated into the first half of 2014. In addition, a 29.2-acre superpad site, expected to close in the third quarter of 2014, has been moved to the first quarter of 2015 at a higher per-acre price. The combination of these events resulted in decreased land sales in the third quarter of 2014 compared to the same period in 2013.

The increase for the nine months ended September 30, 2014 was primarily due to higher acreage sold and escalated pricing for our custom lots, higher pricing on our superpad sites and our commercial land sales, and was partially offset by lower superpad acreage sold compared to the same period in 2013. Homebuilder demand for land in Summerlin continues to remain strong and Summerlin’s strategy is to manage the development and delivery of residential parcels for sale in order to increase the long-term value of the project. Superpad sites are generally 20 to 25 acre parcels of unimproved land where we develop and construct the major utilities (water, sewer and drainage) and roads to the borders of the parcel and the homebuilder completes the on-site utilities, roads and finished lots. The average price per superpad acre increased $151,000 to $514,000 for the three months ended September 30, 2014, compared to $363,000 for the same period in 2013. The increase in average price per acre is primarily due to a scarcity of attractive developable residential land in the Las Vegas market and the low levels of inventory in the hands of Summerlin homebuilders.

Summerlin had 109 new home sales for the three months ended September 30, 2014, representing a 28.8% decrease compared to the 153 new home sales for the same period in 2013. The median new home price in Summerlin, however, increased 20.9% to $537,000 in the third quarter of 2014 compared to a median new home price of $444,000 for the same period in 2013. Contributing to this increase is the escalation in Summerlin land prices and the limited supply of available home inventory. Homebuilders continue to work toward bringing new neighborhoods online in 2014, which we believe will begin to increase the volume of home sales in the latter part of 2014 continuing into 2015.

During the second quarter 2014, we announced a joint venture with Discovery Land Company, a leading developer of private clubs and luxury communities, to develop an exclusive luxury community on approximately 550 acres of land within the Summerlin MPC. Formalization of the venture, economics and commencement of development is subject to a number of conditions, including mapping and obtaining entitlements for the land to be contributed to the venture. The map creating the 550-acre parcel has been submitted to the county and is expected to be approved in the fourth quarter of 2014. Assuming successful completion of these conditions, development is expected to begin in the second quarter of 2015 with the first lot and home sales expected to begin in late 2015.

Total revenues and expenses for the MPC segment are summarized as follows:

Master Planned Communities Revenues and Expenses  (*)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Land sales	$59,351	$53,734	$260,186	$166,981
Builder price participation	5,311	2,002	13,251	5,703
Other land revenues and minimum rents	4,511	3,775	10,283	10,796
Total revenues	69,173	59,511	283,720	183,480

Cost of sales - land	27,743	27,063	93,540	82,616
Land sales operations	10,995	9,763	31,645	28,053
Depreciation and amortization	101	10	304	25
Interest expense, net (a)	(3,349)	(3,689)	(13,306)	(13,311)
Total expenses	35,490	33,147	112,183	97,383
MPC REP EBT	$33,683	$26,364	$171,537	$86,097

(*)  For a detailed breakdown of our MPC segment EBT, please refer to Note 16 - Segments of our Condensed Consolidated Financial Statements.

(a)  Negative interest expense amounts are due to interest capitalized in our Master Planned Communities segment related to Operating Assets segment debt and the Senior Notes.

Land sales increases of $5.6 million for the three months ending September 30, 2014 were primarily due to increased land sales at Bridgeland and The Woodlands, partially offset by lower land sales at Summerlin. Increased land sales of $93.2 million for the nine months ending September 30, 2014 were primarily due to commercial land sales in The Woodlands, totaling $88.0 million, compared to $1.6 million of commercial land sales for the first nine months of 2013. Bridgeland and Summerlin experienced increased land sales of $9.6 million for the first nine months of 2014.

Builder price participation represents the contractual amount we collect from homebuilders when the homes they have constructed sell for greater than an agreed upon amount when the land was sold to them. Builder price participation increased $3.3 million and $7.5 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to home closings at higher prices at Summerlin and The Woodlands.

Cost of sales - land increased $0.7 million and $10.9 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, primarily due to the significant increase in land sales. We achieved higher gross margins at Summerlin as a result of higher per-acre prices on all superpad sites sold, and higher margins at The Woodlands as a result of continuing strong demand for residential land, along with the high volume of second quarter 2014 commercial land sales which have a higher profit margin. Our total land sales gross margins, which include builder price participation, increased to 57.1% and 65.8% for the three and nine months ended September 30, 2014, respectively, compared to 51.4% and 52.2% for the same periods in 2013. Excluding commercial land sales at The Woodlands, the land sales gross margins would have been 54.4% for the nine months ended September 30, 2014.

Land sales operations increased $1.2 million and $3.6 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The majority of this increase is attributable to higher commissions and closing costs related to commercial land sales in The Woodlands, and higher legal fees and real estate taxes in The Woodlands.

In addition to REP EBT for the MPCs, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 16 - Segments. The following table sets forth the MPC Net Contribution for the three and nine months ended September 30, 2014 and 2013. MPC Net Contribution is defined as MPC REP EBT, plus MPC cost of sales and depreciation and amortization reduced by MPC development and acquisition expenditures.

MPC Net Contribution

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
MPC REP EBT (*)	$33,683	$26,364	$171,537	$86,097
Plus:
Cost of sales - land	27,743	27,063	93,540	82,616
Depreciation and amortization	101	10	304	25
Less:
Master Planned Community land acquisitions (a)	(2,646)	(5,667)	(83,719)	(5,667)
Master Planned Community development expenditures	(37,918)	(27,577)	(93,080)	(95,061)
MPC Net Contribution	$20,963	$20,193	$88,582	$68,010

(*) For a detailed breakdown of our MPC segment EBT, please refer to Note 16 - Segments of our Condensed Consolidated Financial Statements.

(a) The nine months ended September 30, 2014 includes $13.8 million non-monetary consideration relating to land sales of approximately 21 acres of commercial land in The Woodlands.

The MPC Net Contribution increased by $0.8 million and $20.6 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase for the nine months ended September 30, 2014 was primarily attributable to $100.8 million higher land sales and builder price participation revenues at Summerlin, The Woodlands and Bridgeland. The increase was partially offset by the $67.2 million purchase of 1,343 acres of land located 13 miles north of The Woodlands, $16.2 million to purchase approximately 48 acres of commercial and residential land in The Woodlands (which includes $13.8 million of non-monetary consideration) and $0.3 million of smaller acquisition expenditures. MPC development expenditures increased by $10.3 million for the nine months ended September 30, 2014, as compared to the same period in 2013. Development expenditures are required to deliver completed lots, superpad sites and commercial parcels into inventory for sale to homebuilders, commercial developers and developed sites for our own use.

Operating Assets Segment

These assets primarily consist of repositioned properties with a stable tenant base, and newly developed properties transferred from our Strategic Development segment. These assets typically generate rental revenues sufficient to cover their operating costs except when a substantial portion, or all, of the property is being redeveloped or vacated for development. Variances between years in net operating income typically result from changes in rental rates, occupancy, tenant mix and operating expenses. The table below shows NOI for our Operating Assets. We view NOI as an important measure of the operating performance of our Operating Assets. Beginning in the first quarter 2014, we reclassified certain retail Operating Assets that are substantially shutdown due to redevelopment-related construction activities underway to the Redevelopments section in the table below. For our redevelopment projects, the total estimated costs of a project including the construction costs are exclusive of our land value unless otherwise noted.

Operating Assets NOI and REP EBT

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Retail
Cottonwood Square	$166	$83	$499	$326
Landmark Mall (a)	341	21	965	415
Outlet Collection at Riverwalk (a)	405	(23)	(406)	(794)
Park West (b)	462	406	1,550	970
Ward Village (a)	6,234	6,006	18,034	17,868
20/25 Waterway Avenue	455	365	1,219	955
Waterway Garage Retail	185	137	517	208
Total Retail	8,248	6,995	22,378	19,948
Office
70 Columbia Corporate Center (b)	491	233	1,160	376
Columbia Office Properties (a)	453	202	1,137	865
2201 Lake Woodlands Drive	39	(43)	143	(74)
One Hughes Landing (a)	1,437	(106)	3,397	(106)
Two Hughes Landing (a)	286	—	286	—
9303 New Trails	483	387	1,503	1,316
110 N. Wacker	1,440	1,512	4,474	4,516
4 Waterway Square	1,479	1,494	4,327	4,467
3 Waterway Square (a)	1,638	514	4,765	585
1400 Woodloch Forest	273	245	806	914
1701 Lake Robbins (c)	90	—	90	—
Total Office	8,109	4,438	22,088	12,859
Millennium Waterway Apartments	1,176	1,029	3,348	3,406
The Woodlands Resort & Conference Center (a)	445	788	4,365	8,006
Total Retail, Office, Multi-family, Resort & Conference Center	17,978	13,250	52,179	44,219
The Club at Carlton Woods (a)	(1,267)	(2,505)	(3,279)	(4,120)
The Woodlands Ground leases	119	111	341	335
The Woodlands Parking Garages	(155)	(152)	(444)	(556)
Other Properties	176	(54)	707	(185)
Total Other	(1,127)	(2,600)	(2,675)	(4,526)
Operating Assets NOI - Consolidated and Owned as of September 30, 2014	16,851	10,650	49,504	39,693
Redevelopments
South Street Seaport (a)	652	(2,465)	823	(5,181)
Total Operating Asset Redevelopments	652	(2,465)	823	(5,181)
Dispositions
Rio West Mall (a) (d)	—	213	79	851
Total Operating Asset Dispositions	—	213	79	851
Total Operating Assets NOI - Consolidated	17,503	8,398	50,406	35,363

Straight-line lease amortization (e)	(660)	780	(1,632)	1,047
Demolition costs (f)	(761)	(1,386)	(6,689)	(1,386)
Development-related marketing costs	(589)	(1,050)	(5,379)	(1,771)
Depreciation and amortization (g)	(11,261)	(9,171)	(29,802)	(21,687)
Write-off of lease intangibles and other (h)	—	(378)	—	(2,883)
Equity in earnings from Real Estate and Other Affiliates (i)	202	647	2,774	3,743
Interest, net (j)	(4,906)	(3,985)	(10,748)	(14,593)
Total Operating Assets REP EBT (k)	$(472)	$(6,145)	$(1,070)	$(2,167)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Operating Assets NOI - Equity and Cost Method Investments
Millennium Phase II	$(119)	$—	$(119)	$—
Stewart Title (title company)	771	782	1,830	1,848
Summerlin Baseball Club Member, LLC	51	165	415	165
Woodlands Sarofim # 1	304	376	1,094	1,025
Total NOI - equity investees	1,007	1,323	3,220	3,038

Adjustments to NOI (l)	(41)	98	(120)	29
Equity Method Investments REP EBT	966	1,421	3,100	3,067
Less: Joint Venture Partner’s Share of REP EBT	(632)	(774)	(1,975)	(1,827)
Equity in earnings from Real Estate and Other Affiliates	334	647	1,125	1,240

Distributions from Summerlin Hospital Investment (i)	(132)	—	1,649	2,503
Segment equity in earnings from Real Estate and Other Affiliates	$202	$647	$2,774	$3,743

Company’s Share of Equity Method Investments NOI
Millennium Phase II	$(97)	$—	$(97)	$—
Stewart Title (title company)	385	391	915	924
Summerlin Baseball Club Member, LLC	26	83	208	83
Woodlands Sarofim # 1	61	75	219	205
Total NOI - equity investees	$375	$549	$1,245	$1,212

	Economic	Nine Months Ended September 30,
	Ownership	Debt	Cash
		(In thousands)
Millennium Phase II	81.43%	$34,056	$120
Stewart Title (title company)	50.00%	—	834
Summerlin Las Vegas Baseball Club	50.00%	—	536
Woodlands Sarofim #1	20.00%	6,320	765

(a)         See discussion in the following section  regarding this property.

(b)         The NOI increase for the nine months ended September 30, 2014 compared to 2013 is due to a full year of occupancy of tenants who took possession after the first quarter of 2013.

(c)          Acquired in July 2014. Annual NOI is expected to be $0.4 million.

(d)         Rio West Mall was sold on September 30, 2013.

(e)          The net change in straight-line lease amortization for the three and nine months ended September 30, 2014 compared to 2013 is primarily due to the higher rent expense related to the amended ground lease at South Street Seaport which occurred in the third quarter of 2013.

(f)           The demolition costs for the three and nine months ended September 30, 2014 relate to the redevelopment and demolition of Pier 17 at South Street Seaport. The demolition costs for the three and nine months ended September 30, 2013 related to the redevelopment at the Outlet Collection at Riverwalk.

(g)          The increase in depreciation and amortization for the three and nine months ended September 30, 2014 compared to 2013 reflects the acceleration of depreciation at Landmark Mall due to redevelopment plans and placing One Hughes Landing, 3 Waterway Square and the Outlet Collection at Riverwalk into service .

(h)         The write-off of lease intangibles and other for the three and nine months ended September 30, 2013 is primarily related to the write off of tenant improvements and lease commissions for a terminated tenant at 20/25 Waterway in the first quarter of 2013.

(i)             Equity in earnings from Real Estate and Other Affiliates decreased for the nine months ended September 30, 2014 compared to the same period in 2013 due to the hospital’s revenue declining as a result of a higher mix of uninsured patients.

(j)            The decrease in interest, net for the nine months ended September 30, 2014 compared to 2013 is due to the payoff of the 70 Columbia Corporate Center mortgage and elimination of lender’s participation interest, partially offset by additional interest expense at 3 Waterway Square and One Hughes Landing.

(k)         For a detailed breakdown of our Operating Asset segment REP EBT, please refer to Note 16 - Segments in the Condensed Consolidated Financial Statements.

(l)             Adjustments to NOI include straight-line rent and market lease amortization, demolition costs, depreciation and amortization and non-real estate taxes.

Reconciliation of Segment Equity in Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Equity Method investments	$334	$647	$1,125	$1,240
Cost basis investments and dividends	(132)	—	1,649	2,503
Operating Assets segment Equity in Earnings from Real Estate and Other Affiliates	202	647	2,774	3,743
Strategic Developments segment Equity in Earnings from Real Estate and Other Affiliates	5,307	2,947	15,390	8,291
Equity in Earnings from Real Estate and Other Affiliates	$5,509	$3,594	$18,164	$12,034

Retail Properties

Retail NOI for the three months ended September 30, 2014 increased $1.3 million to $8.2 million compared to $7.0 million for the same period in 2013. The increase was primarily attributable to the opening of the Outlet Collection at Riverwalk in May 2014 and special events revenue at Landmark Mall. Retail NOI for the nine months ended September 30, 2014 increased $2.4 million to $22.4 million compared to $19.9 million for the same period in 2013. The increase was primarily attributable to a $0.7 million favorable real estate tax settlement and special events revenue at Landmark Mall, $0.6 million increased revenue at Park West due to higher occupancy and the opening of the Outlet Collection at Riverwalk.

The following table summarizes the leases we executed at our retail properties during the three months ended September 30, 2014:

			Square Footage			Per Square Foot			(In thousands)
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	43	114	200,470	119,163	169,782	$34.67	$89.35	$11.41	$6,951	$10,647	$1,937
Comparable - Renewal (c)	7	40	17,172	3,845	—	25.38	6.00	—	436	23	—
Comparable - New (d)	7	54	27,603	19,070	13,278	25.12	17.62	4.74	693	336	63
Non-comparable (e)	4	105	8,736	8,736	6,244	29.99	36.73	10.39	262	321	65
Total			253,981	150,814	189,304				$8,342	$11,327	$2,065

(a) Excludes executed leases with a term of less than 12 months.

(b) Pre-leased information is associated with projects under development at September 30, 2014.

(c) Comparable - Renewal information is associated with stabilized assets whereby the square footage was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a increase in cash rents from $25.22 per square foot to $25.38 per square foot, or 0.6% over previous rents.

(d)Comparable-New information is associated with stabilized assets whereby the square footage was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $24.71 per square foot to $25.12 per square foot, or 1.5% over previous rents.

(e) Non-comparable information is associated with stabilized assets whereby the square footage was previously vacant for more than 12 months or has never been occupied.

The following table summarizes the leases we executed at our retail properties during the nine months ended September 30, 2014:

			Square Footage			Per Square Foot			(In thousands)
									Avg.
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	109	111	523,310	376,552	338,203	$37.00	$101.35	$12.89	$19,297	$38,164	$4,359
Comparable - Renewal (c)	23	41	47,625	3,845	—	27.70	6.00	—	1,319	23	—
Comparable - New (d)	11	53	33,962	20,220	14,428	24.46	18.56	4.68	831	375	68
Non-comparable (e)	10	79	21,692	16,593	15,555	24.18	52.88	7.96	524	878	124
Total			626,589	417,210	368,186				$21,971	$39,440	$4,551

(a) Excludes executed leases with a term of 12 months or less.

(b) Pre-leased information is associated with projects under development at September 30, 2014. Includes eight leases for 11,042 sq ft at The Outlet Collection at Riverwalk signed previous to the opening in May 2014.

(c) Comparable - Renewal information is associated with stabilized assets whereby the square footage was occupied by the same tenant within 12 months prior to the executed agreement.

These leases represent a decrease in cash rents from $25.96 per square foot to $27.70 per square foot, or 6.7% over previous rents.

(d) Comparable - New information is associated with stabilized assets whereby the square footage was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $22.52 per square foot to $24.46 per square foot, or 8.6% over previous rents.

(e) Non-comparable information is associated with stabilized assets whereby the square footage was previously vacant for more than 12 months or has never been occupied.

Landmark Mall

NOI increased $0.3 million and $0.6 million for the three and nine months ended September 30, 2014, respectively, due to special event revenue and a favorable property tax settlement with the City of Alexandria for $0.7 million, which was partially offset by reduced rental rates on tenant renewals in the third quarter of 2014. Leasing is becoming more difficult due to the likelihood that the asset will be redeveloped in the near future. During 2013, we received unanimous rezoning approval from the City of Alexandria for Phase I of the redevelopment which includes converting 11 acres of our 22-acre site, located within the center of the property between Macy’s and Sears, from a traditional enclosed mall to a vibrant outdoor mixed-use environment with street retail shops, restaurants and high density residential. The redevelopment requires, and we are seeking, the consent of Macy’s and Sears. Within Phase I we expect to construct approximately 270,000 square feet of new retail space including an upscale dine-in movie theater, and up to 400 residential units. We have submitted a development permit application to the City of Alexandria and are awaiting approval, requisite consents and finalization of a development program, including pre-leasing, prior to construction commencing. Future phases may include the balance of the mall site with mixed-use densities to total up to 5.5 million square feet as prescribed in the City of Alexandria’s 2009 Van Dorn Small Area Plan. As of September 30, 2014, we have incurred $17.9 million of development costs on this project.

Outlet Collection at Riverwalk

We reopened the Outlet Collection at Riverwalk on May 22, 2014 with a grand opening celebration throughout the Memorial Day weekend. The Outlet Collection at Riverwalk is an urban upscale outlet center located in New Orleans, Louisiana. We believe the center is the nation’s first outlet center located downtown in a major city. The property was 99.2% leased at the opening. The center includes approximately 75 national and local retailers including Neiman Marcus Last Call Studio, Coach, Forever 21, Gap and many others. NOI of $0.4 million during the three months ended September 30, 2014 represents the first full quarter of operations since the reopening. The $0.4 million NOI increase for the nine months ended September 30, 2014 compared to the same period in 2013 includes net income of approximately $0.7 million relating to the reopening, offset by a $1.1 million lease termination fee in the second quarter of 2014. Sales and center traffic continue to be strong and over one million people visited the Outlet Collection at Riverwalk within ten weeks of opening. The project is expected to reach annual NOI of $7.8 million by early 2017 based on leases in place at September 30, 2014.

Total development costs are expected to be approximately $86 million. As of September 30, 2014, we have incurred $78.7 million of development costs of which $1.0 million were demolition costs that we expensed as incurred. The remaining costs to be incurred primarily represent tenant improvements. The project was financed by a $64.4 million partial recourse construction loan bearing interest at one-month LIBOR plus 2.75% with an initial maturity date of October 24, 2016. The initial recourse amount of 50.0% will be reduced to 25.0% upon completion of the project and the achievement of an 11.0% debt yield and a minimum level of tenant sales per square foot for twelve months.

Ward Village

NOI increased slightly for the three and nine months ended September 30, 2014, to $6.2 million and $18.0 million, respectively, as compared to the same periods in 2013. Ward Village will be a 60-acre coastal world-class urban master planned community. Located in the heart of Honolulu between downtown and Waikiki in the Kaka’ako district, Ward Village will be a vibrant neighborhood that offers unique retail experiences and exceptional residences set among dynamic public open spaces and walkable streets. Ward Village will become an international benchmark for community development, architecture, open space and authentic incorporation of culture. For our master planned development activities please refer to our Strategic Developments segment.

Office Properties

All of the office properties listed in the Operating Assets NOI and REP EBT table, except for 110 N. Wacker, the Columbia Office Properties and 70 Columbia Corporate Center, are located in The Woodlands. Leases related to our office properties, except those located in Columbia, Maryland, are generally triple net leases. Triple net leases typically require tenants to pay their pro-rata share of certain property operating costs, such as real estate taxes, utilities and insurance, as well as their own direct space maintenance.

Office property NOI for the three months ended September 30, 2014 increased $3.7 million to $8.1 million as compared to $4.4 million for the same period in 2013. Office property NOI for the nine months ended September 30, 2014 increased $9.2 million to $22.1 million as compared to $12.9 million for the same period in 2013. The increase for the three and nine month periods was primarily attributable to placing One Hughes Landing and 3 Waterway into service in mid to late-2013, and increased occupancy at 70 Columbia Corporate Center in mid-2013.

The following table summarizes our executed office property leases during the three months ended September 30, 2014:

			Square Footage			Per Square Foot			(In thousands)
									Avg.
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	2	41	15,688	3,164	15,688	$30.73	$50.00	$4.07	$482	$158	$64
Comparable - Renewal (c)	1	60	1,801	1,801	1,801	24.50	7.50	10.76	44	14	19
Comparable - New (d)	1	60	2,358	2,358	2,358	24.50	12.50	10.76	58	29	25
Non-comparable (e)	11	88	141,220	140,819	135,790	27.80	52.17	18.74	3,925	7,347	2,545
Total			161,067	148,142	155,637				$4,509	$7,548	$2,653

(a) Excludes executed leases with a term of less than 12 months.

(b) Pre-leased information is associated with projects under development at September 30, 2014.

(c) Comparable - Renewal information is associated with stabilized assets whereby the square footage was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $19.00 per square foot to $24.5 per square foot, or 28.9% over previous rents.

(d) Comparable - New information is associated with stabilized assets whereby the square footage was occupied by a different tenant within 12 months prior to the executed agreement.

(e) Non-comparable information is associated with stabilized assets whereby the square footage was previously vacant for more than 12 months or has never been occupied.

The following table summarizes our executed office property leases during the nine months ended September 30, 2014:

			Square Footage			Per Square Foot			(In thousands)
									Avg.
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	12	89	142,739	129,430	126,060	$26.11	$52.72	$18.93	$3,727	$6,824	$2,387
Comparable - Renewal (c)	6	44	35,176	15,930	21,431	20.32	4.97	4.00	715	79	86
Comparable - New (d)	3	60	27,506	27,506	27,506	28.72	13.78	9.19	790	379	253
Non-comparable (e)	14	92	149,918	147,917	142,888	27.66	51.03	18.61	4,147	7,549	2,659
Total			355,339	320,783	317,885				$9,379	$14,831	$5,385

(a) Excludes executed leases with a term of 12 months or less.

(b) Pre-leased information is associated with projects under development at September 30, 2014. Included six leases for 36,118 sq ft for Two Hughes Landing that were lease prior to the opening in June 2014.

(c) Comparable - Renewal information is associated with stabilized assets whereby the square footage was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $18.22 per square foot to $20.32 per square foot, or 11.5% over previous rents.

(d) Comparable - New information is associated with stabilized assets whereby the square footage was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $23.50 per square foot to $28.72 per square foot, or 22.2% over previous rents.

(e) Non-comparable information is associated with stabilized assets whereby the square footage was previously vacant for more than 12 months or has never been occupied.

The Woodlands Office Properties

During the third quarter 2014, we substantially completed and placed in service Two Hughes Landing, a Class A office building in Hughes Landing. Two Hughes Landing is a 197,719 square foot, eight-story office building with an adjacent parking garage containing approximately 630 spaces. The building and the garage are situated on 3.6 acres of land. The building is 84.8% leased as of November 1, 2014. Total development costs are expected to be $49 million. As of September 30, 2014, we have incurred $34.4 million of development costs for this project. The remaining costs to be incurred are primarily for tenant improvements. The project is financed by a $41.2 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.65% with an initial maturity date of September 11, 2016, with two, one-year extension options.

During the third quarter of 2013, we opened One Hughes Landing, the first office building in Hughes Landing, a 66-acre, mixed-use development situated on the 200-acre Lake Woodlands. One Hughes Landing is a 197,719 square foot Class A office building that is 100% leased as of November 1, 2014. Stabilized annual NOI of approximately $6.0 million was reached in the second quarter of 2014. Total development costs were $45.4 million. The project is financed by a $38.0 million non-recourse mortgage at one-month LIBOR plus 2.65% with an initial maturity date of November 14, 2015 with two, one-year extension options.

Please refer to the Strategic Developments segment section for further discussion on other projects under development at Hughes Landing.

During the second quarter of 2013, we opened 3 Waterway Square, a 232,000 square foot Class A office building. Total development costs were $47.8 million (exclusive of land value) for this project. The building reached stabilized NOI of approximately $6.5 million during the first quarter 2014 and is 100% leased as of November 1, 2014.

Columbia Office Properties

The $0.3 million and $0.3 million NOI increases for Columbia Office Properties for the three and nine months ended September 30, 2014, respectively, compared to 2013 are due to receipt of a $0.3 million termination fee in the second quarter 2014 and the opening of Whole Foods in August 2014, which were partially offset by higher utility costs.

On August 20, 2014, we substantially completed the restoration and redevelopment of the 89,000 square foot Columbia Regional Building with the opening of Columbia’s first Whole Foods Market. We believe this will serve as a catalyst for future development in downtown Columbia, and we commenced plans to further develop our 35 acres located in close proximity to the Whole Foods Market. We expect to reach stabilized annual NOI of $1.6 million ($2.1 million if we include the rents for the space we are occupying) by the second quarter of 2015. Total development costs are expected to be $24 million, and we have incurred $22.9 million as of September 30, 2014. The remaining costs to be incurred are primarily for tenant improvements. The project is financed by a $23.0 million construction loan bearing interest at one-month LIBOR plus 2.00% with an initial maturity of March 15, 2016, with two, one-year extension options.

The Woodlands Resort & Conference Center

The $0.3 million and $3.6 million NOI decreases for The Woodlands Resort & Conference Center for the three and nine months ended September 30, 2014, respectively, compared to 2013 are primarily due to 9.8% lower occupied group room nights and lower banquet and catering revenue resulting from the ongoing renovation project which has negatively impacted group business during the highest intensity period of the redevelopment. Construction was substantially complete as of November 3, 2014. The renovation encompassed 222 existing guest rooms, the replacement of 218 rooms with a new wing consisting of 184 guest rooms and suites, the development of a 1,000 foot lazy river, a new lobby, the revitalization of 60,000 square feet of meeting and event facilities, and a new steak house restaurant. We expect the renovation will have a significant positive impact on NOI due to the higher revenue per available room (“RevPAR”) resulting from the new and upgraded rooms. RevPAR is calculated based on dividing total room revenues by total occupied rooms for the period. Construction costs are expected to be $77 million, and as of September 30, 2014, we have incurred $65.5 million. This project is financed by a $95.0 million non-recourse mortgage bearing interest at one-month LIBOR plus 3.50% and has an initial maturity date of February 8, 2016 with three, one-year extensions at our option.

Other

The Club at Carlton Woods (the “Club”) is a 36-hole golf and country club at The Woodlands with 735 total members as of September 30, 2014, consisting of 605 golf memberships and 130 sports memberships. The Club golf memberships decreased by 4 (consisting of 14 new members and 18 cancellations) during the three months ended September 30, 2014 for a total of 55 new memberships for the nine months ending September 30, 2014. We estimate the Club requires approximately 800 golf members to achieve break even NOI, and therefore, we expect to continue to incur NOI losses for the foreseeable future. The Club’s $1.3 million and $3.3 million NOI loss for the three and nine months ended September 30, 2014, respectively, was lower by $1.2 million and $0.8 million compared to the same periods in 2013. This was primarily due to increased membership-related revenues and reduced operating expenses resulting from management efficiencies. For the three and nine months ended September 30, 2014, cash membership deposits collected, but not recognized in revenue or included in NOI, were $1.2 million and $3.0 million, respectively. For the three and nine months ended September 30, 2013, cash membership deposits collected, but not recognized in revenue or included in NOI, were $1.0 million and $2.2 million, respectively.

The Woodlands Parking Garages comprise nearly 3,000 parking spaces in two separate parking structures. The Waterway Square Garage has 1,933 spaces and is located in The Woodlands Town Center. The Waterway Square Garage has excess parking capacity for future commercial development, including the Westin Hotel which is under construction. Woodloch Forest garage has approximately 1,000 total spaces with 300 spaces available for future adjacent office development.

Partially Owned

Millennium Woodlands Phase II, a joint venture with The Dinerstein Companies, substantially completed a 314-unit Class A multi-family complex in The Woodlands Town Center during the third quarter of 2014. As of November 1, 2014 20.1% of the units have been leased. We expect the apartments to reach annual NOI of $4.9 million in the second quarter of 2015, of which our share would be $4.0 million. On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million (compared to $2.2 million book value), our partner’s contribution of $3.0 million in cash and a non-recourse construction loan maturing in July 2016, with one, one-year extension option in the amount of $37.7 million, which is guaranteed by our partner. Final development costs are expected to be $38 million and as of September 30, 2014, the project has incurred $33.7 million of development costs.

During the first quarters of 2014 and 2013, we received distributions of $1.8 million and $2.5 million, respectively, from our Summerlin Hospital investment. Distributions from the Summerlin Hospital are typically made one time per year in the first quarter.

Redevelopments

South Street Seaport

The $3.1 million and $6.0 million increase in NOI for South Street Seaport for the three and nine months ended September 30, 2014, respectively, compared to 2013 is due to higher occupancy during 2014 of temporary tenants in the historic area and the lease termination costs we incurred totaling approximately $1.2 million in 2013. The decrease in NOI loss for South Street Seaport was also due to the closure of Pier 17 for redevelopment because it was operating at a loss since Superstorm Sandy. NOI for 2013 includes a $15.2 million negative impact from the closure of a majority of the property due to Superstorm Sandy in October 2012. NOI for 2014 includes the negative impact of $0.5 million from closing Pier 17 and the majority of the historic area for redevelopment. Revenues for the approximately 53,000 square feet of space that have reopened since Superstorm Sandy and which are not planned for renovation were $1.5 million and $4.2 million for the three and nine months ended September 30, 2014, respectively.

On October 29, 2012, as a result of Superstorm Sandy, the historic area of South Street Seaport (area west of FDR Drive) suffered significant damage due to flooding. During 2013, we filed a claim with our insurance carriers for property damages, lost income and other expenses resulting from the storm and we believe insurance will cover substantially all of these losses. We are continuing to work through the claims process with the insurance carriers and have collected $47.6 million in insurance proceeds through November 1, 2014. Insurance recoveries to date have exceeded the book value of the buildings and equipment at the date of the storm; consequently, for the three and nine months ended September 30, 2014, we recorded $11.5 million and $24.6 million in Other income from insurance recoveries, which is excluded from NOI.

SEE/CHANGE is a program established in an effort to revitalize the South Street Seaport following the damage caused by Superstorm Sandy. SEE/CHANGE is an innovative seasonal program developed to re-energize and re-activate the Seaport area and to create a gathering place for the community that did not exist in the aftermath of the storm. The program includes bringing to the South Street Seaport for each season an array of new retail, culinary and cultural events to attract local residents and tourists, and an intensive social media campaign to advertise the events. Costs for the SEE/CHANGE program were $0.7 million and $2.9 million for the three and nine months ended September 30, 2014, respectively, as compared to $1.0 million and $1.5 million for both comparable periods in 2013.

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

The redevelopment of Pier 17 and renovation of the historic area is currently expected to cost approximately $425 million, which includes $8.0 million of Pier 17 demolition costs which is expensed as incurred. We are in the process of replacing the pier structure which will support the new Pier 17 building. We have executed a 20-year anchor lease with iPic Entertainment for 46,000 square feet in the Fulton Market Building located in the historic area. iPic Theatres will serve as an anchor attraction for residents, workers and tourists, and we expect the historic area to be substantially completed by the end of 2015. As of September 30, 2014, we have incurred $76.6 million of development costs on this project, which includes $7.2 million of demolition costs and $2.4 million of development-related marketing costs.

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

Operating Assets Revenue and Expenses

Total revenues and expenses for the Operating Assets segment are summarized as follows:

Operating Assets Revenues and Expenses (*)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Minimum rents	$24,035	$21,160	$65,853	$59,427
Tenant recoveries	7,581	5,254	20,406	15,547
Resort and conference center revenues	8,150	8,169	27,198	30,543
Other rental and property revenues	6,076	4,493	17,756	14,538
Total revenues	45,842	39,076	131,213	120,055

Other property operating costs	14,116	17,640	42,782	48,436
Rental property real estate taxes	3,716	3,148	10,585	9,054
Rental property maintenance costs	2,154	1,906	5,962	5,594
Resort and conference center operations	8,910	7,381	22,833	22,537
Provision for doubtful accounts	103	201	277	907
Depreciation and amortization	11,261	9,171	29,802	21,687
Interest income	(11)	(32)	(141)	(122)
Interest expense	4,917	4,017	10,889	14,715
Equity in Earnings from Real Estate and Other Affiliates	(202)	(647)	(2,774)	(3,743)
Total operating expenses	44,964	42,785	120,215	119,065
Income (loss) before development expenses	878	(3,709)	10,998	990
Demolition costs	761	1,386	6,689	1,386
Development-related marketing costs	589	1,050	5,379	1,771
Total development expenses	1,350	2,436	12,068	3,157
Operating Assets REP EBT	$(472)	$(6,145)	$(1,070)	$(2,167)

(*) For a detailed breakdown of our Operating Assets segment EBT, please refer to Note 16 - Segments.

Minimum rents increased $2.9 million and $6.4 million to $24.0 million and $65.9 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases were primarily due to the placement of One Hughes Landing and 3 Waterway Square into service in September 2013 and June 2013, respectively, the opening of the Outlet Collection at Riverwalk in May 2014, and increased occupancy with temporary tenants in the historic area of South Street Seaport in 2014. These increases were partially offset by decreases at South Street Seaport due to redevelopment of Pier 17, the sale of Rio West in September 2013 and reduced rental rates on new tenant leases due to the pending redevelopment at Ward Village.

Tenant recoveries increased $2.3 million and $4.9 million to $7.6 million and $20.4 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases were primarily due to One Hughes Landing and 3 Waterway Square being placed into service in September 2013 and June 2013, respectively, and increase in recoveries at The Outlet Collection at Riverwalk due to the re-opening in May 2014. These increases were partially offset by decreases at South Street Seaport due to redevelopment of Pier 17 and the sale of Rio West.

Other property operating costs decreased $3.5 million and $5.7 million to $14.1 million and $42.8 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decreases were primarily due to reduced operating costs at South Street Seaport due to the closing of Pier 17 for redevelopment, a one-time write off in 2013 at 20/25 Waterway resulting from a terminated lease, and the sale of Rio West in September 2013, partially offset by increases at 3 Waterway Square and One Hughes Landing that were placed in service in 2013 and a $1.1 million lease termination at the Outlet Collection at Riverwalk in May 2014.

Rental property real estate taxes increased $0.6 million and $1.5 million to $3.7 million and $10.6 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 primarily due to higher assessed values for The Woodlands properties, 3 Waterway Square and One Hughes Landing that were placed in service in 2013, and Two Hughes Landing that was placed in service in the third quarter of 2014. These increases were partially offset by a reduction in taxes at Landmark Mall due to a favorable tax settlement with the City of Alexandria in 2014.

Depreciation expense increased $2.1 million and $8.1 million to $11.3 million and $29.8 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 primarily due to the accelerated depreciation at Landmark related to the planned redevelopment, the opening of 3 Waterway Square and One Hughes Landing in 2013, and the re-opening of the Outlet Collection at Riverwalk. These increases are partially offset by a reduction at Ward Village due to a building that is part of the redevelopment being fully depreciated in 2013.

The $0.9 million increase in interest expense for the three months ended September 30, 2014 compared to the same period in 2013 is primarily due to increases at One Hughes Landing, Ward Village and the Outlet Collection at Riverwalk. Interest expense decreased $3.8 million for the nine months ended September 30, 2014 compared to the same period in 2013. The decrease is mostly due to the participation liability adjustment for the debt assumed at 70 Columbia Corporate Center in the first quarter of 2014 and the subsequent payoff of the loan in the second quarter 2014. This is partially offset by increased interest expense at 3 Waterway Square and One Hughes Landing.

The $0.8 million and $6.7 million in demolition costs for the three and nine months ended September 30, 2014 are due to the demolition of Pier 17 as part of the Renovation Project at South Street Seaport. Demolition costs of $1.4 million for the three and nine months ended September 30, 2013 were primarily due to the redevelopment of the Outlet Collection at Riverwalk.

Development-related marketing costs decreased $0.5 million and increased $3.6 million to $0.6 million and $5.4 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 primarily due to SEE/CHANGE events at South Street Seaport and the re-opening of the Outlet Collection at Riverwalk in May 2014.

Strategic Developments Segment

Our Strategic Development assets generally require substantial future development to achieve their highest and best use. For our development projects, the total estimated costs of a project including the construction costs are exclusive of our land value unless otherwise noted. Most of the properties and projects in this segment generate no revenues with the exception of our condominium projects. Our expenses relating to these assets are primarily related to marketing costs associated with our strategic developments, operational costs associated with the IBM Building, carrying costs, such as property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Development asset, we would expect that, upon completion of development, the asset would either be sold or reclassified to the Operating Assets segment and NOI would become an important measure of its operating performance.

Total revenues and expenses for the Strategic Developments segment are summarized as follows:

Strategic Developments Revenues and Expenses (*)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Minimum rents	$137	$182	$473	$586
Condominium rights and unit sales	4,032	810	11,516	31,191
Other land, rental and property revenues	44	36	590	153
Total revenues	4,213	1,028	12,579	31,930

Condominium rights and unit cost of sales	2,026	406	5,788	15,678
Other property operating costs	1,083	2,691	2,821	3,692
Real estate taxes	843	549	1,955	1,759
Rental property maintenance costs	159	142	440	402
Provision for doubtful accounts	16	3	16	3
Demolition costs	(1)	—	22	—
Development-related marketing costs	5,798	—	10,530	—
Depreciation and amortization	445	48	1,483	139
Other income	—	(2,652)	(2,373)	(3,609)
Interest, net (a)	(3,198)	(401)	(9,828)	(1,363)
Equity in Earnings from Real Estate and Other Affiliates	(5,307)	(2,947)	(15,390)	(8,291)
Total expenses	1,864	(2,161)	(4,536)	8,410
Strategic Developments EBT	$2,349	$3,189	$17,115	$23,520

(*) For a detailed breakdown of our Strategic Developments segment EBT, please refer to Note 16 - Segments.

(a) Negative interest expense amounts are due to interest capitalized in our Strategic Developments segment related to Operating Assets segment debt and the Senior Notes.

Total revenues increased $3.2 million and decreased $19.4 million for the three and nine months ended September 30, 2014 compared to September 30, 2013, respectively. The increase for the three months ended September 30, 2014 was primarily due to higher revenues recognized on the gain on sale of our condominium rights at ONE Ala Moana which is recognized on a percentage of completion basis compared to the same period in 2013. The decrease for the nine months ended September 30, 2014 is primarily due to less revenue recognized on the initial gain on sale of our condominium rights at ONE Ala Moana in 2013. The 2013 ONE Ala Moana revenues and cost of sales related primarily to our initial sale of the air rights to the joint venture in which we have a 50% interest and the portion of the deferred sale relating to our ongoing interest in the condominium rights recognized on the percentage of completion basis.

Development-related marketing costs of $5.8 million and $10.5 million respectively, for the three and nine months ended September 30, 2014 were primarily attributable to strategic development projects at Ward Village, South Street Seaport, Columbia and Downtown Summerlin.

Depreciation and amortization increased $0.4 million and $1.3 million to $0.4 million and $1.5 million respectively, for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The increases are primarily associated with beginning depreciation on the IBM Building which was placed in service during the first quarter of 2014.

Other income primarily consists of the sale of various land parcels included in our Strategic Development projects. Revenues vary year to year depending on the number of parcels sold and selling price.

Interest, net decreased by $2.8 million and $8.5 million for the three and nine months ended September 30, 2014 as compared to same periods in 2013 due to higher capitalized interest resulting from more projects under development.

The Equity in Earnings from Real Estate and Other Affiliates primarily represents our share of the profit from the ONE Ala Moana condominium venture. The higher equity in earnings during the three and nine months ended September 30, 2014 relates to the progress of the ONE Ala Moana condominium project and its profit recognition based upon its associated percentage of completion.

The following describes the status of our active Strategic Development Projects as of September 30, 2014:

The Woodlands

Hughes Landing

During the third quarter 2014, we completed and placed in service Two Hughes Landing, the second office building in Hughes Landing. The property was reclassified to the Operating Assets segment.

During the third quarter 2014, we began construction of Three Hughes Landing, a Class A office building in Hughes Landing and anticipate completion of construction during the fourth quarter of 2015. Three Hughes Landing will be a 324,000 square foot, 12-story office building with an adjacent parking garage containing approximately 1,062 spaces. The building and the garage are situated on four acres of land and the estimated development costs are approximately $90 million. As of September 30, 2014, we have incurred $2.0 million of development costs for this project.

In October 2013, we began construction of an eight-story, Class A, multi-family project within Hughes Landing called One Lake’s Edge and anticipate completion of construction in the second quarter of 2015. One Lake’s Edge will be comprised of 390 multi-family units (averaging 984 square feet per unit), 22,289 square feet of retail and a 750 space parking garage, all situated on 2.9 acres of land. Additionally, the project will feature an amenity deck on the third floor which will feature a pool, courtyard and other amenities overlooking Lake Woodlands. Total development costs are expected to be approximately $88 million. As of September 30, 2014, we have incurred $47.2 million of development costs. The project is financed by a $73.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of November 25, 2016, with two, one-year extension options.

During the fourth quarter 2013, we began construction of Hughes Landing Retail, the 123,000 square foot retail component of Hughes Landing. The project will be anchored by a 40,000 square foot Whole Foods, have 32,900 square feet of retail and a 50,100 square foot restaurant row. The first phase of the project is expected to be completed in the fourth quarter of 2014 with the majority of the restaurants on restaurant row opening during the first quarter 2015. Total development costs are expected to be approximately $36 million and as of September 30, 2014 we have incurred $19.0 million of development costs. The project is financed by a $36.6 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.95% with an initial maturity date of December 20, 2016, with two, one-year extension options. As of November 1, 2014 approximately 67.0% of the project has been pre-leased.

In December 2013, we began construction on a Class A office project comprised of two adjacent buildings for ExxonMobil. The project is expected to be completed by the fourth quarter of 2015. The West Building will be 12-stories and 318,000 leasable square feet and the East Building will be 13-stories and 329,000 leasable square feet. A 2,617-car parking garage will also be located on the 4.3 acre site and will be exclusive to the office project. Total development costs are expected to be approximately $172 million, which includes $19 million of tenant costs related to ExxonMobil that will be reimbursed by them. Additionally, ExxonMobil will reimburse us for any excess tenant costs related to the build out of their space. As of September 30, 2014, we have incurred $69.8 million of development costs of which $6.7 million is related to leasing. ExxonMobil has executed leases to occupy the entire West Building for 12 years, and 160,000 square feet in the East Building for eight years with an option to lease the remaining space before the building opens. We expect to reach stabilized annual NOI, based on ExxonMobil’s current 478,000 square foot commitment, of approximately $10.7 million in 2018. If ExxonMobil exercises its option for the remaining space, stabilized annual NOI will increase to approximately $14.5 million. On June 30, 2014 we closed on a $143 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.90% with an initial maturity date of June 30, 2018 with a one-year extension option. The interest rate will be reduced to LIBOR plus 1.65% when ExxonMobil takes occupancy.

Hughes Landing Hotel

In October 2014, we began construction of an Embassy Suites by Hilton in Hughes Landing, a nine-story, 205-room upscale, full-service hotel that will also be owned and managed by us. Completion of the hotel is expected by the end of 2015. The 172,000 square foot hotel will have 3,000 square feet of meeting and event space, a business center, a full service bar and restaurant; a rooftop that overlooks Lake Woodlands; as well as a 24-hour fitness center. Total development costs are expected to be approximately $46 million. As of September 30, 2014, we have incurred $1.3 million of development costs related to this project. On October 2, 2014, we closed on a $37.1 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of October 2, 2018 with two one-year extension options.

Creekside Village Green

Creekside Village Green is located within the 100-acre mixed-use commercial development that is anchored by an HEB grocery store and based on current planning will ultimately include 400,000 square feet of retail and office space, 800 units of multi-family, 200 units of senior living facility and an 85,000 square foot campus within the Lone Star College System. Creekside Village Green is a 74,500 square foot retail center which will consist of retail, restaurant and professional office space across two main buildings and a centrally located restaurant building. Creekside Village Green will also include a one-acre tree-lined park designed to be the hub of all activity within the greater 100-acre development. During the fourth quarter 2013 we began construction, and we anticipate the project will open by the end of 2014. Total development costs are expected to be approximately $19 million. As of September 30, 2014, we have incurred $11.6 million of development costs. As of November 1, 2014 approximately 56.8% of the project has been pre-leased.

3831 Technology Forest Drive

In March 2014, we began development of a 95,000 square foot, four-story office building which is expected to be completed by December of 2014. Kiewit Energy Group has executed a ten-year lease to occupy all of the building. The building will be located on a 5.7-acre land parcel at 3831 Technology Forest Drive. Total development costs are expected to be approximately $20 million. As of September 30, 2014, we have incurred $10.4 million of development costs on this project of which $1.9 million is related to leasing commissions. We expect the property to generate annual NOI of approximately $2.1 million commencing in the first quarter of 2015.

Millennium Woodlands Phase II

During the third quarter 2014, we completed and placed Millennium Woodlands Phase II into service. The property was reclassified to the Operating Assets segment. As of November 1, 2014 approximately 20.1% of the project has been leased.

Waterway Hotel

In the second quarter of 2014, we commenced construction of the Westin, The Woodlands, a 302-room Westin-branded hotel that will be owned and managed by us. The hotel will contain more than 15,000 square feet of meeting space, an outdoor pool, WestinWORKOUT studio, business center and all the brand’s signature amenities overlooking The Woodlands Waterway in Waterway Square. It will also feature a 150-seat restaurant, a lobby bar and a second level pool deck and bar, with direct access to The Fountains at Waterway Square. Total development costs are expected to be approximately $97 million with completion expected by the end of 2015. As of September 30, 2014, we have incurred $12.5 million of development costs related to this project. On August 6, 2014, we closed on a four-year $69.3 million construction loan bearing interest at one-month LIBOR plus 2.65% with an initial maturity date of August 6, 2018, with a one-year extension option.

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

The first phase of the master plan includes the renovation of the IBM Building, the development of condominium units in two mixed-use market rate residential towers and the development of a workforce residential tower having 424 total units. Additionally, the first phase will include approximately 48,000 square feet of new retail.

The renovation of the IBM Building was completed in January 2014, and it serves as a world class information center and sales gallery for the entire Ward Village project. The sales center dedicates a section to telling the story of the history of the land, while another section showcases our vision for Ward Village. Total development costs were $24.7 million.

Development permit applications and detailed plans for the first three residential towers were approved by the HCDA and condominium documents were approved by the Hawaii Real Estate Commission for two market rate towers in 2013. On February 1, 2014 we began public presales for the two market rate residential condominium towers. Sales contracts are subject to a 30-day rescission period, and the buyers are required to make a deposit equal to 5% of the purchase price at signing and an additional 5% deposit 30 days later at which point their total deposit of 10% of the purchase price becomes non-refundable. Buyers are required to make an additional 10% deposit within approximately 90 days of our receipt of the second deposit.

The first of the two market rate towers, Waiea, meaning “water of life” in Hawaiian, is being developed on Ala Moana Boulevard and will have 171 market rate condominium units for sale, six levels of parking and approximately 8,000 square feet of new retail space. Waiea will consist of one, two and three bedroom units, villas and penthouses ranging from approximately 1,100 to 17,500 square feet. Construction commenced in June 2014 with projected completion by the end of 2016. As of November 1, 2014, we had received $93.8 million of buyer deposits, representing $516.3 million of contracted gross sales revenue. As of November 1, 2014, approximately 83.6% of the 171 total units have been contracted and passed their 30-day rescission period for which the buyers have made non-refundable deposits. Total development costs are expected to be approximately $403 million, which includes $5 million of development-related marketing costs which are expensed as incurred, and as of September 30, 2014, we have incurred $38.2 million of development costs of which $3.2 million is development-related marketing costs.

The second market rate tower, Anaha, meaning “reflection of light,” is planned for Auahi Street and will have 311 market rate condominium units for sale, six levels of parking and approximately 17,000 square feet of new retail space. Anaha will consist of studios, one, two and three-bedroom units, townhomes and penthouses ranging from approximately 450 to 6,500 square feet. Construction is expected to commence later in 2014 with projected completion early in 2017. As of November 1, 2014, we had received $44.8 million of buyer deposits, representing $266.5 million of contracted gross sales revenue. As of November 1, 2014, approximately 71.1% of the 311 total units have been contracted and passed their 30-day rescission period for which the buyers have made non-refundable deposits. Total development costs are expected to be approximately $401 million, which includes $4 million of development-related marketing costs which are expensed as incurred, and as of September 30, 2014, we have incurred $17.5 million of development costs of which $2.0 million is development-related marketing costs.

On November 6, 2014 we closed on a combined $600.0 million non-recourse construction loan cross-collateralized by Waiea and Anaha bearing interest at one-month LIBOR plus 6.75% with an initial maturity date of

November 6, 2017 with two, one-year extension options. We are required to utilize all available buyer deposits to fund development costs prior to drawing on the loan.

The workforce residential tower is planned for a site on Ward Avenue and plans include 424 residential units, of which 375 units will be offered at prices lower than the market rate towers and 49 market rate units. It will also include six levels of parking and 23,000 square feet of new retail space. We continue to finalize plans for this tower. As of September 30, 2014 we have incurred $4.7 million of development costs on this project.

In April 2014 we executed a 20-year lease with Whole Foods Market, which includes four, five-year extension options, and announced plans for the development of an approximately 50,000 square-foot flagship store in May of 2014. This will be the largest Whole Foods Market location in Hawaii, which will be located at the corner of Queen Street and Kamake’e Street as part of a mixed use development. Whole Foods will further enhance the transformation of Ward Village into an environmentally sustainable, walkable community in the heart of Honolulu. We expect to begin construction in 2015 with completion expected in 2017, and continue to finalize pre-development activities and the project budget.

In August 2014, we executed a 35-year lease with a 10-year extension option with the HCDA to make improvements, manage, and serve as the operator of Kewalo Basin Harbor, a mixed-use harbor located across Ala Moana Boulevard from Ward Village in the heart of Honolulu. In addition to revitalizing the harbor, we plan to make it a best-in-class community amenity and recreational area for locals and visitors to enjoy. The plan seeks to benefit the businesses located at the harbor while creating a usable waterfront amenity for tenants and the general public. We will pay base rent of $0.3 million annually and percentage rent that will be payable when cumulative revenues exceed the cumulative costs of capital expenditures and operation. Construction is expected to commence in the first quarter of 2015 and will be phased in over an estimated five-year period. Total development costs are expected to be approximately $15 million. As of September 30, 2014 we have incurred $0.3 million of development costs on this project.

ONE Ala Moana Tower Condominium Project

In 2012, we formed a 50/50 joint venture, KR Holdings, LLC (“KR Holdings”), with two local development partners. The venture is responsible for the construction of a luxury 23-story, 206-unit condominium tower consisting of one, two and three-bedroom units ranging from 760 to 4,100 square feet. All of the available condominium units have been sold at an average price of $1.6 million, or approximately $1,170 per square foot and as of September 30, 2014, the venture had collected $86.6 million of buyer deposits, representing 25.6% of contracted sales prices. The tower is being constructed above an existing parking structure at Ala Moana Center, a successful regional mall owned by a third party. Construction commenced in April of 2013 and is expected to be completed with final closing on all units sold by the end of the fourth quarter 2014. The venture expects to invest a total of $265.1 million, which includes construction, selling and all financing costs. As of September 30, 2014 the venture had incurred $231.7 million (inclusive of condominium rights) of total development costs. The project is financed by a $132.0 million construction loan and two $20.0 million non-recourse mezzanine loans with List Island Properties and A & B Properties. The construction loan is non-recourse, bears interest at one-month LIBOR plus 3.00%, is secured by the condominiums and buyers’ deposits, and matures May 15, 2016, with the option to extend for one year. The mezzanine loans have a blended interest rate of 12% and mature on April 30, 2018 with the option to extend for one year. In addition to the mezzanine loans, A & B Properties and List Island Properties both have a profit interest in KR Holdings, which entitles them to receive a share of the profit, after a return of our capital plus a 13% preferred return on our capital. A & B Properties’ participation is capped at $3.0 million. As of September 30, 2014, the project was approximately 87.3% complete, and for the three and nine months then ended our share of the earnings was $5.1 million and $14.8 million, respectively.

Upon closing of the construction loan on May 15, 2013 and pursuant to the terms of the venture agreement, we sold our condominium rights to KR Holdings for $47.5 million and received net cash proceeds of $30.8 million and an equity interest of 50% in KR Holdings. Our partner contributed cash of $16.8 million for its 50% equity interest.

Summerlin

Downtown Summerlin

On October 9, 2014, we opened the retail and fine dining component of our Downtown Summerlin project, comprising a total of approximately 1.6 million square feet, which we believe is the largest development of its kind to open in the U.S. since the economic downturn. Over 250,000 people visited the center over the course of the four-day grand opening celebration held that weekend. The opening consisted of a 1.1 million square foot Fashion Center designed to contain three anchor tenants, small-shop retail and restaurants and an approximately 280,000 square foot Marketplace consisting of big box and junior anchor retail space, all located on approximately 106 acres within the 400-acre Downtown Summerlin site. Additionally, the project includes a nine story, approximately 200,000 square foot, Class A office building, One Summerlin. The retail portion of the project is 69.1% leased and the office building is 25.2% pre-leased as of November 1, 2014. Executed leases include two major department store anchors, Macy’s and Dillard’s, and approximately 113 other national and local tenants. Included in this line up of retailers is Nordstrom Rack, Michael Kors, American Eagle, Forever 21, Guess, Regal Cinemas, Victoria Secret, Wolfgang Puck Grill, Sur La Table, Crave, Elizabeth Blau Andiron Steak and Sea and many others. Total estimated development costs are approximately $418 million and as of September 30, 2014, we have incurred $333.5 million of development costs. The remaining costs to be incurred are primarily for tenant improvements and leasing. On July 15, 2014, we closed a $311.8 million financing for the construction of Downtown Summerlin. The loan has an initial rate of one-month LIBOR plus 2.25% with an initial maturity date of July 15, 2017, and with two, one-year extension options. The loan agreement contains a number of customary covenants and events of default. The loan contains a maximum recourse to the Company of 35% of the outstanding principal plus all unpaid interest. Upon completion of the project and achievement of a 1.25x debt service coverage ratio, 90% occupancy and a minimum level of tenant sales per square foot for twelve months, the recourse amount will decrease to 10% of the outstanding principal.

Summerlin Apartments, LLC

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment development, which we believe will be the first of its kind in the Las Vegas Valley. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. This project represents the first residential development in Summerlin’s 400-acre downtown and is located within walking distance to Downtown Summerlin. We will contribute a 5.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture when construction financing closes which is expected to occur in the fourth quarter of 2014. Our partner will contribute cash for their 50% interest, act as the development manager, fund all pre-development activities, obtain construction financing and provide any guarantees required by the lender. Upon a sale of the property, we are entitled to our 50% share of proceeds and 100% of the proceeds in excess of an amount determined by applying a 7.0% capitalization rate to NOI. Construction is expected to begin in the fourth quarter of 2014 with a projected fourth quarter 2015 opening for the first phase and the final phase being opened by the end of 2015 or early 2016.

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

The Columbia Parcel D venture began construction of The Metropolitan in February 2013 and substantial completion is expected in the fourth quarter of 2014. The venture began residential leasing in September 2014 and anticipates initial occupancy in December 2014. All of the units are expected to be completed and available for leasing by Spring 2015. The total estimated development costs are approximately $97 million, including land value, and as of September 30, 2014, the venture has incurred $74.1 million of development costs. In 2013, we contributed land to the venture valued at $20.3 million and received a net distribution of $3.9 million. Our total capital balance in the venture is $16.4 million and our total net investment for this project is $4.4 million. The joint venture obtained a $64.1 million construction loan which is non-recourse to us. The loan bears interest at one-month LIBOR plus 2.4% and matures in July 2020.

Parcel C

On October 4, 2013, we entered into a joint venture agreement with Kettler, Inc. to construct a 437-unit, Class A apartment building with 31,000 square feet of ground floor retail on Parcel C. We contributed approximately five acres of land having a book value of $4.0 million, in exchange for a 50% interest in the venture. Our partner will provide construction and property management services, including the funding and oversight of development activities, as well as obtaining construction financing. When the joint venture closes on a construction loan our interest in the joint venture will be increased to $23.4 million or $53,500 per constructed unit. Closing on the construction loan and commencement of construction is anticipated in 2015. As of September 30, 2014, our total net investment in this project was $7.6 million.

Bridgeland

Lakeland Village Center

Lakeland Village will be an 84,200 square-foot traditional neighborhood retail/office center situated on eight acres within our Bridgeland master planned community, and will be the community’s first village center. In October 2014, we executed a 25-year 15,300-square-foot ground lease with CVS Pharmacy, which includes four, five-year extension options. CVS Pharmacy will serve as the anchor and the center will consist of ground-level retail, restaurant, and professional office space organized within nine buildings all totaling approximately 68,900 square feet. We expect to begin construction in the first quarter of 2015 with an estimated early 2016 completion date. Total development costs are expected to be approximately $16 million. As of September 30, 2014 we have incurred $0.2 million of development costs on this project.

The following table summarizes our projects under construction, and related debt, for Operating Assets and Strategic Developments as of September 30, 2014. As further described in the footnotes below, we closed construction financing of $600.0 million for our Waiea and Anaha condominium tower projects at Ward Village in November 2014. This will be a non-recourse construction loan that will be drawn after all available buyer deposits are utilized to fund project costs. Additionally, in October 2014 we closed on a $37.1 million non-recourse construction financing for Hughes Landing Hotel, are documenting construction financing for Three Hughes Landing and seeking construction financing for Lakeland Village Center.

($ in thousands)

Announced Project	Total Estimated Costs (a)	Costs Paid Through September 30, 2014 (b)	Estimated Remaining to be Spent	Buyer Deposits/ Tenant Reimbursements	Committed/ Allocated Debt (c)	Amount Drawn Through September 30, 2014	Remaining Debt to be Drawn	Estimated Costs Remaining in Excess of Remaining Financing to be Drawn (d)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(F)	(E) - (F) = (G)	(C) - (D) - (G) = (H)
Columbia Regional Building	$24,116	$20,841	$3,275	$—	$23,008	$18,960	$4,048	$(773	)(e)	Complete
Outlet Collection at Riverwalk	85,687	67,956	17,731	—	60,000	44,703	15,297	2,434	(f)	Complete
Seaport - Pier 17	424,880	59,190	365,690	—	—	—	—	365,690	(g)	Q4 2016
The Woodlands Resort & Conference Center	76,714	57,132	19,582	—	48,900	30,077	18,823	759		Q4 2014
Two Hughes Landing	48,603	28,308	20,295	203	38,730	17,828	20,902	(810	)(h)	Complete
Total Operating Assets	660,000	233,427	426,573	203	170,638	111,568	59,070	367,300

Strategic Developments
Creekside Village Green	18,536	9,174	9,362	—	—	—	—	9,362	(i)	Q4 2014
ExxonMobil	171,489	44,416	127,073	19,125	132,474	23,702	108,772	(824	)(j)	Q4 2015
Hughes Landing Retail	36,207	14,369	21,838	—	36,575	14,259	22,316	(478)		Q4 2014
One Lake’s Edge	88,494	33,715	54,779	—	73,525	18,085	55,440	(661)		Q2 2015
3831 Technology Forest Drive	19,980	7,420	12,560	—	—	—	—	12,560	(k)	Q4 2014
Waterway Square Hotel (Westin)	97,380	9,855	87,525	—	69,334	—	69,334	18,191	(l)	Q4 2015
Hughes Landing Hotel (Embassy Suites)	46,363	828	45,535	—	34,447	10	34,437	11,098	(m)	Q4 2015
Three Hughes Landing	90,162	687	89,475	—	—	—	—	89,475	(n)	Q4 2015
Lakeland Village Center	16,274	201	16,073	—	—	—	—	16,073	(o)	Q2 2016
Waiea Condominium Project	403,440	23,361	380,079	93,003	266,144	—	266,144	20,932	(p)	Q4 2016
Anaha Condominium Project	401,314	14,620	386,694	43,428	333,856	—	333,856	9,410	(p)	2017
Downtown Summerlin	418,304	271,034	147,270	—	311,800	172,913	138,887	8,383	(q)	Q4 2014
Total Strategic Developments	1,807,943	429,680	1,378,263	155,556	1,258,155	228,969	1,029,186	193,521

Combined Total at September 30, 2014	$2,467,943	$663,107	$1,804,836	$155,759	$1,428,793	$340,537	$1,088,256	$560,821

					Three Hughes Landing (in documentation)			65,981	(n)
					Lakeland Village Center (seeking financing)			14,000	(o)
				Est. Costs to be funded net of financing assuming closing on pending financing				$480,840

(a) Total Estimated Costs represent all costs to be incurred on the project which includes, construction costs, demolition costs, marketing costs, capitalized leasing and deferred financing and excludes land costs and capitalized corporate interest allocated to the project.  Excluded from Waiea’s and Anaha’s Total Estimated Costs are Master Plan infrastructure and amenity cost allocations related to Ward Village.

(b) Costs Paid Through September 30, 2014 includes construction costs, demolition costs, marketing costs, capitalized leasing, payroll and deferred financing costs and advances for certain accrued costs from lenders.

(c) Committed  Debt details:

• Riverwalk - total commitment of $64,400, which includes $60,000 for construction and a $4,400 earn out which is available after completion and the achievement of operational covenants.

• The Woodlands Resort & Conference Center - total commitment of $95,000, which includes $48,900 for construction, a $10,000 earn out and $36,100 which refinanced prior mortgage debt.

• Two Hughes Landing - total commitment of $41,230, which includes $38,730 for construction and $2,500 for additional leasing commissions and tenant improvement allowances on One Hughes Landing.

• ExxonMobil - total commitment of $143,000, which includes $132,474 for construction, $5,158 for operating reserve and $5,368 for interest reserve after asset is placed in service.

• Hughes Landing Hotel - total commitment of $37,097, which includes $34,447 for construction and $2,650 earn out commitment to complete garage expansion not currently included in the project.

(d) Negative balances represent cash to be received in excess of Estimated Remaining to be Spent as we had costs, primarily related to September spending that had not been financed. We expect to finance these costs in the future.

(e) Columbia Regional Building was placed in service during August 2014.

(f) Outlet Collection at Riverwalk was placed in service during May 2014, but still requires some remaining capital to be invested.

(g) We anticipate seeking financing for Seaport - Pier 17.

(h) Two Hughes Landing was placed in service during September 2014.

(i) Creekside Village is expected to be financed internally.

(j) ExxonMobil Total Estimated Costs include approximately $19 million of tenant improvements that will be reimbursed directly by ExxonMobil.  These Tenant Reimbursements are shown above, in column D, as an additional source of funds for project costs.

(k) 3831 Technology Forest Drive is expected to be financed internally.

(l) Waterway Square Hotel’s Estimated Costs Remaining in Excess of Financing is the remaining equity to be spent.

(m) Hughes Landing Hotel’s Estimated Costs Remaining in Excess of Financing is the remaining equity to be spent.

(n) We are currently documenting construction financing for Three Hughes Landing.  We expect to close an approximate $66 million construction loan in the fourth quarter of 2014.

(o) We are currently seeking financing for Lakeland Village Center, however terms have not been finalized.

(p) Both the Waiea and Anaha Condominium Projects currently have nonrefundable Buyer Deposits shown in column D that are required to be utilized to fund project costs prior to drawing on the loan.  When additional Buyer Deposits are received from additional unit sales, those deposits are also required to be used for project costs.  If all the remaining condominium units are sold, we currently estimate a total of approximately $102 million of additional buyer deposits that could be available to fund project costs thereby reducing the total amount needed to be drawn from the committed construction loan.

(q) Downtown Summerlin’s Estimated Costs Remaining in Excess of Remaining Financing represents additional equity required resulting from an increase in Total Estimated Costs.  Approximately $17 million of additional costs were committed in order to generate an estimated $4.5 million of incremental NOI at stabilization.

General and Administrative and Other Income and Expenses

General and administrative, interest (income)/ expense, net, warrant liability (gain) loss, reduction (increase) in tax indemnity receivable, other income and provision for income taxes are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
General and administrative	$14,759	$11,914	$49,138	$34,310
Interest (income) / expense, net *	14,938	(1,955)	21,089	(6,259)
Warrant liability (gain) loss	(24,690)	4,479	139,120	148,706
Reduction (increase) in tax indemnity receivable	(5,454)	(730)	5,473	8,673
Other income, net *	(11,409)	(3,662)	(25,095)	(8,118)
Provision for income taxes	590	5,172	49,895	21,012

* - Represents amounts not allocated to segements.

General and administrative expenses increased $2.8 million during the three months ended September 30, 2014 to $14.8 million compared to the same period in 2013. The increase is primarily due to $1.1 million of additional legal fees and settlements, $0.9 million of increased travel, and $0.8 million of other variances. General and administrative expenses increased $14.8 million during the nine months ended September 30, 2014 to $49.1 million compared to the same period in 2013. The increase is primarily due to $3.1 million of increased travel, $3.0 million of additional compensation costs due to increased headcount, which includes a $1.8 million increase in amortization of non-cash stock based compensation, $2.4 million of additional legal fees and settlements, $2.0 million of additional performance awards relating to 2013 that were approved during the first quarter 2014, $1.1 million of additional consulting fees and $3.2 million of other variances.

The increase in interest (income) / expense, net of $16.9 million and $27.3 million for the three and nine months ended September 30. 2014, respectively, is primarily due to interest expense on the $750.0 million principal amount on our 6.875% Senior Notes issued on October 2, 2013. The expense for the nine months ended September 30, 2014 is partially offset by an increase in interest income of $13.4 million related to our tax indemnity receivable. The higher interest income is due to the outcome of the Tax Court decision discussed in Note 11 — Income Taxes.

The warrant liability gain for the three months ended September 30, 2014 resulted from a decrease in our stock price during the period thereby decreasing the value of the warrant liability. The warrant liability loss for the three months ended September 30, 2013 and the nine months ended September 30, 2014 and 2013 was due to appreciation in our stock price during these periods, thereby increasing the value of the warrant liability.

The decrease in provision for income taxes of $4.6 million and increase of $28.9 million for the three and nine months ended September 30, 2014, respectively, was attributable to increases in operating income as compared to 2013, reduction of valuation allowances in 2013, and increases in unrecognized tax benefits and related interest expense recorded in 2014 as a result of the unfavorable judgment rendered by the Tax Court relating to the tax accounting method used for recording MPC sales (see Note 11 — Income Taxes).

We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable, and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rates based upon actual operating results were 1.3% and (896.5)% for the three and nine months ended September 30, 2014 compared to 41.4% and (29.5)% for the three and nine months ended September 30, 2013. The changes in the tax rate were primarily attributable to the changes in the warrant liability, the valuation allowance, unrecognized tax benefits and tax indemnity receivable amounts as well as other permanent items.

On June 2, 2014 the Tax Court ruled in favor of the IRS with respect to the litigation over our use of the completed contract method of accounting at our Summerlin MPC. GGP has indemnified us for 93.75% of the tax due plus 100% of the interest and penalties. The case can be appealed to the Fifth Circuit Court of Appeals. As more fully described in our tax footnote (Note 11 — Income Taxes), GGP controls the litigation and has not yet decided if they are going to appeal the case. The decision to appeal must be made no later than the December 15, 2014.

If GGP decides not to appeal the case, our share of the tax liability will be approximately $9.0 million and will be due on or before December 15, 2014. If the case is appealed, we will either have to post a bond for $9.0 million or prepay the tax due of $9.0 million. All other amounts due are the obligation of GGP per the tax indemnity receivable (see Note 11 — Income Taxes).

Other income of $11.5 million and $24.6 million for the three and nine months ended September 30, 2014, respectively, consists primarily of insurance proceeds received relating to South Street Seaport. Other income for the three and nine months ended September 30, 2013 consists of $3.0 million of insurance proceeds received related to South Street Seaport and $0.6 million pre-tax gain recognized on the sale of our Rio West property. Other income for the nine months ended September 30, 2013 also includes a $4.5 million favorable legal settlement related to the British Petroleum oil spill in the Gulf of Mexico in 2010.

The following table represents our capitalized internal costs by segment for the three and nine months ended September 30, 2014 and 2013:

	Capitalized Internal Costs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
MPC segment	$1.8	$2.1	$5.2	$6.4
Operating Assets segment	2.0	1.3	7.3	3.5
Strategic Developments segment	4.5	1.1	10.7	2.9
Total	$8.3	$4.5	$23.2	$12.8

	Capitalized Internal Costs Related to Compensation Costs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions)		(In millions)
MPC segment	$1.0	$1.3	$3.5	$4.2
Operating Assets segment	1.4	1.1	5.9	2.9
Strategic Developments segment	3.3	0.9	8.7	2.4
Total	$5.7	$3.3	$18.1	$9.5

Capitalized internal costs (which include compensation costs) have increased with respect to our Operating Assets and Strategic Developments segments as we have increased staffing and related costs from 2013 to correspond with our increase in development activities.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our MPC segment, and cash generated from our operating assets, first mortgage financings secured by our assets and the corporate bond markets. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and re-development opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our developments. We also provided a completion guarantee to the City of New York for the Pier 17 renovation project. We currently intend to raise this additional funding with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time.

As of September 30, 2014, our consolidated debt was $1.9 billion and our share of the debt of our Real Estate Affiliates aggregated $106.0 million. Please refer to Note 9 — Mortgages, Notes and Loans Payable to our condensed consolidated financial statements for a table showing our debt maturity dates.

The following table summarizes our Net Debt on a segment basis as of September 30, 2014. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID receivables. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

Segment Basis (a)	Master Planned Communities	Operating Assets		Strategic Developments		Segment Totals	Non-Segment Amounts	Total September 30, 2014
	(In thousands)
Mortgages, notes and loans payable	$237,413	$677,097	(b)	$309,871	(c)	$1,224,381	$762,550	$1,986,931
Less: cash and cash equivalents	(61,134)	(97,016	)(d)	(11,171	)(e)	(169,321)	(637,595)	(806,916)
Special Improvement District receivables	(39,777)	—		—		(39,777)	—	(39,777)
Municipal Utility District receivables	(122,515)	—		—		(122,515)	—	(122,515)
Net Debt	$13,987	$580,081		$298,700		$892,768	$124,955	$1,017,723

(a)	Please refer to Note 16 - Segments.
(b)	Includes our $29.0 million share of debt of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim and Millennium Phase II).
(c)	Includes our $77.0 million share of debt of our Real Estate and Other Affiliates in Strategic Developments segment (KR Holdings and Parcel D).
(d)

Includes our $0.9 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim, Summerlin Las Vegas Baseball Club, LLC, Millennium Phase II and Stewart Title).

(e)	Includes our $0.4 million share of cash and cash equivalent of our Real Estate and Other Affiliates in Strategic Developments segment (KR Holdings, HHMK Development, Parcel C and Parcel D).

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

Net cash provided by operating activities was $16.0 million for the nine months ended September 30, 2014 compared to net cash provided by operating activities of $108.8 million for the nine months ended September 30, 2013. The $92.8 million decrease in cash provided by operating activities is primarily due to a $67.2 million land acquisition at The Woodlands, $23.5 million higher condominium development expenditures and higher interest, leasing, development-related marketing and general and administrative expenses of $64.7 million. The increased expenditures were partially offset by $86.7 million of higher commercial land sales and $23.4 million of MUD collections for the nine months ended September 30, 2014 compared to the same period in 2013. In addition, the nine months ended September 30, 2013 also includes $47.5 million of cash proceeds from the sale of our ONE Ala Moana condominium air rights into a joint venture.

Investing Activities

Net cash used in investing activities was $466.0 million and $211.5 million for the nine months ended September 30, 2014 and 2013, respectively. Cash used for development of real estate and property expenditures was $477.3 million and $176.0 million for the nine months ended September 30, 2014 and 2013, respectively. The increased development expenditures in 2014 relate to Downtown Summerlin, South Street Seaport, The Woodlands Resort & Conference Center, the Outlet Collection at Riverwalk, and several office buildings in The Woodlands.

Financing Activities

Net cash provided by financing activities was $360.7 million and $84.3 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 we received loan proceeds totaling $414.0 million (including $37.7 million which represented loan refinancings), compared to $360.8 million (including $253.2 million which represented loan refinancings) during the same period in 2013. The 2014 loan proceeds primarily relate to Downtown Summerlin, Hughes Landing projects in The Woodlands, The Woodlands Resort & Conference Center, and the Outlet Collection at Riverwalk. We repaid $45.4 million (of which $37.7 million was refinanced) during the nine months ended September 30, 2014 compared to $271.9 million (of which $253.2 million was refinanced) during the same period in 2013.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $194.4 million as of September 30, 2014.

REIT Requirements

In order for Victoria Ward to remain qualified as a REIT for federal income tax purposes, Victoria Ward must meet a number of organizational and operational requirements, including a requirement that it distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its stockholders, including us.  We intend to revoke Victoria Ward’s REIT status sometime in 2015, at which time Victoria Ward will become a regular “C” corporation subsidiary. Please refer to Note 11 — Income Taxes for more detail on Victoria Ward’s ability to remain qualified as a REIT.

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

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed rate financings, increases in interest rates could make it more difficult to refinance such debt when due. As of September 30, 2014, we had $899.6 million of variable rate debt outstanding of which $172.0 million has been swapped to a fixed-rate. Approximately $176.7 million of the $727.6 million of total variable rate debt that has not been swapped to a fixed rate is represented by the Master Credit Facility at The Woodlands. Due to the revolving nature of this type of debt, it is generally inefficient to use interest rate swaps as a hedging instrument; rather, we have purchased an interest rate cap having a $100.0 million notional amount for this facility to mitigate our exposure to rising interest rates. We also did not swap to a fixed rate $95.7 million of the outstanding balance on the Victoria Ward financing because it is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. As of September 30, 2014, annual interest costs would increase approximately $7.3 million for every 1.00% increase in floating interest rates. Generally, our interest costs are capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) is expected to be minimal, but we would incur higher cash payments. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 2 — Summary of Significant Accounting Policies to our Consolidated Financial Statements, Note 8 — Mortgages, Notes and Loans Payable and Note 13 — Derivative Instruments and Hedging Activities in our Annual Report. We intend to manage a portion of our variable interest rate exposure by using interest rate swaps and caps.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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
Andrew C. Richardson
Chief Financial Officer (principal financial officer)
November 10, 2014

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

10.2*	Form of The Howard Hughes Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 17, 2014)

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract, compensatory plan or arrangement

+ Filed herewith

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2014.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iv) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2014 and 2013, and (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013.