Form 10-K
period 2014-12-31
Howard Hughes Corp
filed 2015-03-02
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-34856

The Howard Hughes Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-4673192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
13355 Noel Road, 22nd Floor, Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)
(214) 741‑7744 (Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $.01 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [X ]  NO [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES [  ]  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES [  ]  NO [X]

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6.3 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 24, 2015, there were 39,638,094 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.  The registrant intends to file its Proxy Statement with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “plan,” “intend,” “believe,” “may,” “should,” “would,” “likely,” “realize,” “transform” and other statements of similar expression. Forward-looking statements should not be relied upon. They give our expectations about the future and are not guarantees. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include:

•	our inability to obtain operating and development capital, including our inability to obtain debt capital from lenders and the capital markets;
•	slower growth in the national economy and adverse economic conditions in the homebuilding, condominium development and retail sectors;
•

continued lower oil prices compared to average oil prices during 2011 through 2014, which may have a significant negative impact on future economic growth of, and demand for our properties in, certain regions where we have asset concentrations, such as the Houston, Texas region;

•	our inability to obtain rents sufficient to justify developing our properties and/or the inability of our tenants to pay their contractual rents;
•	our directors may be involved or have interests in other businesses, including real estate activities and investments, which may compete with us;
•	our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners; and
•	the other risks described in “Item 1A. Risk Factors.”

PART I

Throughout this Annual Report, references to the “Company”, “HHC”, “we” and “our” refer to The Howard Hughes Corporation and its consolidated subsidiaries, unless the context requires otherwise.

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

Unlike most publicly traded real estate companies which are limited in their activities because they have elected to be taxed as a real estate investment trust, we, except for Victoria Ward, Limited, one of our subsidiaries which is a captive REIT, have no restrictions on our operating activities or the types of services that we can offer. We believe our structure provides the greatest flexibility for maximizing the value of our real estate portfolio. As of December 31, 2014, our consolidated mortgage, notes and loans payable equaled approximately 38.9% of our total assets, and we had $560.5 million of cash on hand.

Our master planned communities have won numerous awards for, among other things, design and community contribution. We expect the competitive position and desirable locations of our assets (which collectively comprise millions of square feet and thousands of acres of developable land), combined with their operations and long-term opportunity through entitlements, land, condominium and home site sales and project developments to drive our long-term growth.

We were incorporated in Delaware in 2010. Through our predecessors, we have been in business for several decades. We operate our business in three segments: Master Planned Communities (“MPC”), Operating Assets and Strategic Developments. Financial information about each of our segments is presented in Note 17 – Segments of our audited financial statements on pages F-47 to F-51

Recent Significant Transactions

Discovery Land Joint Venture. On June 23, 2014, we announced an agreement to form a joint venture with Discovery Land Company (“Discovery Land”), a leading developer of private clubs and luxury communities, to develop an exclusive luxury community on approximately 555 acres of undeveloped land within our Summerlin master planned community. The community will have approximately 270 homes, an 18-hole Tom Fazio-designed golf course and other amenities for residents.  Lot prices are expected to range from $2 million to $8 million. The joint venture is expected to be formed and we will contribute our undeveloped land to the joint venture at the agreed upon value of $226,000 per acre, or $125.4 million in the first quarter of 2015. Discovery Land is the manager of the project and is responsible for funding development costs. The project will accelerate infrastructure improvements that will benefit our adjacent land, and accelerates monetization of land significantly ahead of our prior development plans. We expect development to begin in the second quarter 2015 with the first lot and home sales expected to begin closing in early 2016. Please refer to Note 5 – Investment in Real Estate and Other Affiliates for a more complete description of the economics of this joint venture.

Seaport District Assemblage.  On December 29, 2014, in two separate transactions, we acquired a 48,000 square foot commercial building on a 15,744 square foot lot and certain air rights with total residential and commercial development rights of 621,651 square feet for $136.7 million. As of December 31, 2014, we were under contract to purchase another 58,000 square foot commercial building and air rights attributable to three additional parcels during the first half of 2015. Together, these acquisitions will ultimately create a 42,694 square foot lot entitled for 817,784 square feet of mixed-use development. The properties are collectively referred to as the Seaport District Assemblage in our Strategic Developments segment and are located in close proximity to our South Street Seaport property.

Tax Indemnity Settlement and Columbia Acquisition. On December 12, 2014, as part of our settlement with General Growth Properties, Inc. (“GGP”) for a release of GGP’s obligation for reimbursement of taxes related to certain MPC assets (Please refer to Note 9 – Income Taxes), we received $138.0 million in cash and six office buildings consisting of 699,884 square feet located in downtown Columbia, Maryland valued at $130.0 million. The office buildings, referred to as 10-60 Columbia Corporate Center, are included in our Operating Assets segment.

On December 15, 2014, we made a payment totaling $203.3 million to the IRS in satisfaction of a judgment entered by the Tax Court in favor of the IRS with respect to these taxes. We now control the litigation and on December 15, 2014 we filed an appeal of the Tax Court’s decision to the Fifth Circuit Court of Appeals and expect the appeal to be heard by the appellate court in 2015.

Conroe, TX. During the second half of 2014, in three separate transactions, we purchased 2,055 acres of undeveloped land located in Conroe, Texas, approximately 13 miles north of The Woodlands, for $98.5 million. We have preliminarily planned for 1,452 acres of residential and 161 acres of commercial development on the combined sites and currently estimate that the residential acres will yield approximately 4,800 lots. The first lots are expected to be delivered in 2016 with lot sales closing in the first quarter 2017. This land will be developed by The Woodlands management team and is included in our Master Planned Communities segment.

Issuance of Senior Notes. On October 2, 2013, we issued $750.0 million aggregate principal amount of our 6.875% Senior Notes due 2021 (the “Senior Notes”) and received net cash proceeds of $739.6 million. We have and will continue to use the net proceeds for development, acquisitions and other general corporate purposes. Interest is payable semiannually, on April 1 and October 1 of each year. The Senior Notes contain customary terms and covenants and have no maintenance covenants.

Purchase of Sponsors Warrants. In the fourth quarter of 2012, we retired warrants to purchase 6,083,333 shares of our common stock pursuant to the warrant purchase agreements by and among the Company and affiliates of Brookfield Asset Management, Fairholme Funds and Blackstone Real Estate Partners. We paid a total of $80.5 million in cash and issued 1,525,272 shares of our common stock to Brookfield in connection with the warrant transactions. The warrant transactions reduced diluted common shares outstanding by 9.2%, or 4,558,061 shares, to a total of 45,119,706 shares as of the transaction date assuming all stock options and remaining warrants outstanding at December 31, 2012, were exercised.

Overview of Business Segments

The following describes our three business segments and provides a general description of each of the assets comprising these segments. This section should be referred to when reading “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” which contains financial and performance information for many of these assets. We have attempted to reduce duplication of asset information by cross-referencing between these sections.

Master Planned Communities. Our Master Planned Communities segment consists of the development and sale of residential and commercial land, primarily in large-scale projects. We own five master planned communities. Listed according to total acreage encompassing each of these communities are: The Woodlands, Summerlin, Maryland, Bridgeland and Conroe.

Our master planned communities include over 13,000 acres of land remaining to be developed or sold. Residential sales, which are made primarily to homebuilders, include standard and custom parcels designated for detached and attached single- and multi-family homes, ranging from entry-level to luxury homes. Commercial sales include land parcels designated for retail, office, resort, high density residential projects (e.g., condominiums and apartments), services and other for-profit activities, as well as those parcels designated for use by government, schools and other not-for-profit entities.

Operating Assets. Our Operating Assets segment contains 44 properties, investments and other assets that generate revenue, consisting primarily of retail, office and multi-family properties. This segment includes 11 retail properties, 20 office properties, two multi-family apartment buildings, a resort and conference center, a 36-hole golf and country club and nine other operating assets and investments. We believe that there are opportunities to redevelop or reposition many of these assets, primarily several of the retail properties and Columbia office properties, to increase operating performance. These opportunities will require new capital investment and vary in complexity and scale. The redevelopment opportunities range from minimal disruption to the property to the partial or full demolition of existing structures for new construction.

Strategic Developments. Our Strategic Developments segment consists of 30 near, medium and long-term development projects. We believe most of these assets will require substantial future development to achieve their highest and best use. We are in various stages of creating or executing strategic plans for many of these assets based on market conditions and availability of capital. As of December 31, 2014, we had approximately $1.9 billion of properties in their construction phase (which in addition to Strategic Development properties also includes one Operating Asset that is undergoing redevelopment and two multi-family properties being developed in joint ventures). In addition to the permitting and approval process attendant to almost all large-scale real estate developments of this nature, we generally obtain construction financing to fund a majority of the costs associated with developing  these assets.

The chart below presents our assets by reportable segment at December 31, 2014.

(a)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2014.
(b)	Asset consists of two equity method investments.
(c)	A non-consolidated investment.

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

Our Master Planned Communities segment consists of the development and sale of residential land and the development of commercial land to hold, develop or sell. Our master planned communities are located in and around Houston, Texas; Las Vegas, Nevada and Columbia, Maryland. Residential revenues are generated primarily from the sale of finished lots and undeveloped superpads to residential homebuilders and developers. We also occasionally sell or lease land for commercial development. Superpad sites are generally 20 to 25 acre parcels of unimproved land where we develop and construct the major utilities (water, sewer and drainage) and roads to the borders of the parcel and the homebuilder completes the on-site utilities, roads and finished lots. Revenue is also generated through profit participation with homebuilders. Revenues and net income are affected by factors such as: (1) the availability of construction and permanent mortgage financing to purchasers at acceptable interest rates; (2) consumer and business confidence; (3) regional economic conditions in the areas surrounding the projects, which includes levels of employment and homebuilder inventory; (4) availability of saleable land for particular uses; (5) our decisions to sell, develop or retain land; and (6) other factors generally affecting the homebuilder business and sales of residential properties.

The following table summarizes our master planned communities, all of which are wholly owned, as of December 31, 2014:

				Remaining Saleable and			Remaining		Projected
		Total	Approx. No.	Developable Acres			Saleable		Community
		Gross	People Living	Residential	Commercial		Residential		Sell-Out
Community	Location	Acres (a)	in Community	(b)	(c)	Total	Lots (d)		Date
Bridgeland	Houston, TX	11,400	7,400	3,445	1,453	4,898	17,280		2036
Conroe	Conroe, TX	2,055	-	1,452	161	1,613	4,787		2028
Maryland	Columbia, MD	16,450	106,000	-	207	207	-		2022 (e)
Summerlin	Las Vegas, NV	22,500	105,400	4,621	851	5,472	41,000	(f)	2039
The Woodlands	Houston, TX	28,475	109,700	478	773	1,251	1,483		2022
Total		80,880	328,500	9,996	3,445	13,441	64,550

(a)

Encompasses all of the land located within the borders of the master planned community, including parcels already sold, saleable parcels and non-saleable areas, such as roads, parks and recreation and conservation areas and parcels acquired during the year.

(b)

Includes standard, custom and high density residential land parcels.  Standard residential lots are designed for detached and attached single and multi-family homes, consisting of a broad range, from entry-level to luxury homes. At Summerlin and The Woodlands, we have designated certain residential parcels as custom lots as their premium price reflects their larger size and other distinguishing features - such as being located within a gated community, having golf course access or being located at higher elevations. High density residential includes townhomes and condominiums.

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

(e)	We currently intend to develop the land surrounding Downtown Columbia. The date represents our estimated redevelopment completion date.
(f)	Amount represents remaining entitlements, not necessarily the number of lots that will ultimately be developed and sold.

Bridgeland (Houston, Texas)

Bridgeland is located near Houston, Texas and consists of approximately 11,400 acres. It was voted “GHBA Event of the Year” in 2014 and “Master Planned Community of the Year” in 2013 by Greater Houston Builders Association. It was also voted by The National Association of Home Builders as the “Master Planned Community of the Year” in 2009. The first residents moved into their homes in June 2006. There were approximately 2,100 homes occupied by approximately 7,400 residents as of December 31, 2014. When fully developed, we expect Bridgeland will contain more than 3,000 acres of waterways, lakes, trails, parks and open spaces, as well as an expansive Town Center that will provide employment and land for retail, educational and entertainment facilities. The MPC is being developed to eventually accommodate approximately 20,000 homes and 65,000 residents. We further believe that it is poised to be one of the top master planned communities in the nation.

The Woodlands senior management team, which averages over 25 years each of experience developing master planned communities, is leading the development and marketing of Bridgeland. Bridgeland land sales were adversely affected in 2013 compared to prior years due to a pending wetlands permit application from the U.S. Army Corps of Engineers. We obtained the permit in February 2014 and began developing the 806 acres covered by the permit immediately thereafter.

Bridgeland’s conceptual plan was revised in 2012 and includes four villages – Lakeland Village, Parkland Village, Prairieland Village and Creekland Village. The conceptual plan also includes an 800-acre Town Center mixed-use district and a carefully designed network of trails totaling over 60 miles that will provide pedestrian connectivity to distinct residential villages and neighborhoods and access to recreational, educational, cultural, employment, retail, religious and other offerings.

The conceptual plan also contemplates that the Town Center will be located adjacent to the expansion of State Highway 99 (the “Grand Parkway”), which is a 180-mile circumferential highway traversing seven counties and encircling the Greater Houston region. Segment E of the Grand Parkway is a 15-mile four-lane controlled access toll road with intermittent frontage roads from Interstate 10 to Highway 290 through Harris County. Segment E, which has four interchanges serving Bridgeland, provides direct access to the portion of Bridgeland designated for the Town Center and to future residential sections of Bridgeland allowing for enhanced access to the master planned development. Construction on Segment E began in October

2011 and was officially opened for traffic on December 21, 2013. Additional segments are scheduled for completion in 2015 that will connect Bridgeland to The Woodlands, the new ExxonMobil Campus and Houston’s George Bush Intercontinental Airport.

Bridgeland’s first five neighborhoods are located in Lakeland Village, which has many home sites that have views of the water, buried power lines to maximize the views of open space, fiber-optic technology, brick-lined terrace walkways and brick, stone and timber architecture. The prices of the homes range from approximately $200,000 to more than $1.0 million. Lakeland Village is approximately 80% complete and is anchored by a 6,000 square foot community center that features a water park with three swimming pools, two lighted tennis courts and a state-of-the-art fitness room. A grand promenade wrapping around Lake Bridgeland offers a boat dock, canoes, kayaks, sailboats and paddleboats.

Conroe (Conroe, Texas)

We acquired 2,055 acres located 13 miles north of The Woodlands during 2014 to create a new master planned community.  Our plan provides for 1,452 acres of residential and 161 acres of commercial development and current estimates show a yield of approximately 4,800 lots. The first lots are expected to be delivered in 2016 with home sales starting in the Spring 2017.

Many of Houston’s prominent master-planned communities are approaching build out with limited new communities to replace them.  As such, we believe that there is a significant opportunity to introduce another master-planned community in the Far North Houston submarket.  The demand for this site was validated by research/demand studies from Robert Charles Lesser and Co. and MetroStudy. Since early 2010, home builders have been unable to meet the growing demand for new single family houses. Houston has built 189,575 apartment and single family homes while adding 446,000 jobs from early 2010 through the end of 2014.  The cumulative demand for 2014 was over 70,000 single family homes and only approximately 30,000 were delivered to the metro.

The new master planned community is being positioned to take advantage of its superior location, and is well within the path of future development along I-45 north of The Woodlands, Anadarko and ExxonMobil. The location also boasts favorable commute times to employment nodes over competitors. The newly constructed ExxonMobil Campus is approximately 28 minutes away.  In addition, the new master planned community benefits from several east-west thoroughfares such as League Line Road and Seven Coves Road that provide convenient access to local and regional destinations such as Lake Conroe.

The new master planned community is expected to deliver an amenity package to improve “quality family time”. The amenities will include a “Big Park”, village center(s), pathways and social gathering nodes. The clubhouse will open in 2017 and serve as a marketing tool to the community. Commercial developments will be incorporated over time similar to Creekside Village Park in The Woodlands. The school district will be Willis ISD, which is attractive to young families. The terrain features rolling hills and dense tree cover, appropriate for utilizing the reputation and brand of The Woodlands.

Maryland (Howard County, Maryland)

The Maryland community has no more remaining residential saleable acres and represents primarily a commercial real estate development opportunity. It consists of four distinct communities known as Columbia, Gateway, Emerson and Fairwood. Columbia is by far the largest community and also where the greatest commercial real estate development potential exists.

Columbia

Columbia, located in Howard County, Maryland, is an internationally recognized model of a successful master planned community that began development in the 1960’s. As of December 31, 2014, Columbia was home to approximately 106,000 people.

Situated between Baltimore and Washington, D.C., and encompassing 14,200 acres of land, Columbia offers a wide variety of living, business and recreational opportunities. The master planned community’s full range of housing options is located in nine distinct, self-contained villages and a Town Center. Columbia has an estimated 5,500 businesses, which occupy approximately 26 million square feet of space and provide more than 63,000 jobs. There is a wide variety of retail options encompassing approximately 4.8 million square feet of retail space in more than 500 stores.

As a result of the 2005 Base Realignment and Closure Commission, additional government agencies have been relocated to Fort George G. Meade, just 11 miles from Downtown Columbia. The overall workforce on the base is projected to be 56,000 people due to its role in cyber security and protecting the nation’s information technology assets from foreign threats. An economic engine for the region, Fort Meade directly or indirectly supports approximately 170,000 local jobs and growth projections indicate that there will be future demand for office space and housing for highly paid personnel.

The Downtown Columbia market contains 2.1 million square feet of office space, of which we own 1.1 million square feet, located close to shopping, restaurants and entertainment venues. We believe that there is a significant opportunity to redevelop this area in the future. During 2010, we received entitlements to develop up to 5,500 new residential units, 4.3 million square feet of commercial office space, 1.3 million square feet of retail space and 640 hotel rooms. These entitlements have no expiration date under Maryland law.

In November 2010, we entered into a development agreement with GGP whereby we have a preferred residential and office development covenant that provides us the right of first offer for new development densities of residential and office within the Columbia Mall Ring Road. This covenant expires in 2030. The development agreement contains the key terms, conditions, responsibilities and obligations with respect to future development of this area within the greater Downtown Columbia Redevelopment District.

We also own approximately 35 acres, net of road and related infrastructure improvements, on the land around Merriweather Post Pavilion, an outdoor amphitheater and concert venue, located south of the Columbia Mall. The acreage currently consists of raw land and subdivided land parcels readily available for new development. We held the initial public meeting called for in the county’s Final Development Plan (“FDP”) process and submitted an application for FDP approval in September 2014.  Formal approval by the planning board is anticipated in the first quarter 2015, allowing us to proceed with road construction and individual building plans. Preliminary plans call for at least four million square feet of development activity, with high-rise buildings encompassing the Central Park-like setting afforded by the Pavilion and its surrounding property.

Gateway/Emerson/Fairwood

The remaining three communities (Gateway, Emerson and Fairwood) consist of 2,250 acres with 2,410 homes occupied by 6,000 residents. Gateway offers quality office space in a campus setting with approximately 63 commercial acres remaining to be sold as of December 31, 2014. Emerson has 34 commercial acres remaining to be developed and this land is fully entitled for build-out subject to meeting local requirements for subdivision and land development permits. Fairwood has 11 commercial acres available for sale as of December 31, 2014, and in addition to the commercial acres remaining to be sold, we own a few undedicated open space parcels, and 24 acres of unsubdivided land which cannot be developed as long as the nearby airport is operating.

Summerlin (Las Vegas, Nevada)

Spanning the western rim of the Las Vegas Valley and located approximately nine miles from downtown Las Vegas, our 22,500 acre Summerlin Master Planned Community is comprised of planned and developed villages and offers suburban living with accessibility to the Las Vegas Strip. For much of its 25-year history, Summerlin has consistently ranked in the Robert Charles Lesser annual poll of Top-Selling Master Planned Communities in the nation, ranking 15th in 2014. With 22 public and private schools (K-12), four institutions of higher learning, nine golf courses, cultural facilities and health and medical centers, Summerlin is a fully integrated community. The first residents moved into their homes in 1991. As of December 31, 2014, there were approximately 41,500 homes occupied by an estimated 105,000 residents. Summerlin’s population upon completion of the project is expected to exceed 200,000 residents. The Las Vegas, Nevada market is continuing to recover and Summerlin has experienced significant improvement in 2014 and 2013 land sales compared to 2012 and 2011.

Summerlin is comprised of hundreds of neighborhoods located in 19 developed villages, out of 30 currently planned, with nearly 150 neighborhood and village parks that are all connected by a 150-mile long trail system.  Summerlin is located adjacent to the Red Rock Canyon National Conservation Area, a landmark in southern Nevada, which has become a world-class hiking and rock climbing destination and attracts more than a million visitors annually.  The heart of this MPC contains approximately 400 acres designated for residential and commercial development called Downtown Summerlin. We own approximately 300 acres of this land with the remaining acreage anchored by The Red Rock Casino, Resort & Spa and Life Time Fitness. On October 9, 2014, we opened the retail and fine dining component of a mixed-use development we built on 106 acres of this site. The development contains 1.4 million square feet of developed retail, restaurant, entertainment and office space, and has a pad site for a 200,000 square foot anchor tenant.  We believe that the opening of this project will significantly increase the value of our surrounding land due to the addition of retail, office, restaurant and entertainment amenities. Please refer to Downtown Summerlin under “Operating Assets” for a more complete description of this development. Summerlin contains approximately 2.1 million square feet of developed retail space and 3.3 million square feet of developed office space, in addition to the approximately 1.4 million square feet of retail and office space comprising Downtown Summerlin. In addition, there are three hotel properties owned by third parties containing approximately 1,400 hotel rooms within the MPC.

Summerlin is divided into three separate regions known as Summerlin North, Summerlin South and Summerlin West. Summerlin North is fully developed and sold out. In Summerlin South, we are entitled to develop 740 acres of commercial property with no square footage restrictions, 489 of such acres, including our 106 acre Downtown Summerlin project, are either developed or committed to commercial development. The remaining 251 acres are under our control for future commercial development. We also have entitlements for an additional 17,000 residential units yet to be developed in Summerlin South. In Summerlin West, we are entitled to develop 5.85 million square feet of commercial space on up to 508 acres of which 100,000 square feet has already been developed through the construction of a grocery store anchored shopping center. We are also entitled to develop 30,000 residential units in Summerlin West, approximately 24,000 of which remain to be developed. The remaining 41,000 saleable residential lots represent Summerlin’s total entitlements, and utilization of these entitlements will be based on current and forecasted economic conditions.

The Woodlands (Houston, Texas)

The Woodlands is a 28,475 acre mixed-use self-contained master planned community approximately 1.5 times the size of Manhattan, New York, situated 27 miles north of Houston. The Woodlands provides an exceptional lifestyle and integrates recreational amenities, residential neighborhoods, commercial office space, retail shops and entertainment venues. Approximately 28% of The Woodlands is dedicated to green space, including parks, pathways, open spaces, golf courses and forest preserves. The Woodlands includes a waterway, outdoor art and an open-air performance pavilion, a resort and conference center, a luxury hotel and convention center, educational opportunities for all ages, hospitals and health care facilities. The Fountains at Waterway Square located on The Woodlands Waterway connects all of the amenities of the community via a water taxi system serving The Woodlands Town Center area and will eventually connect with Hughes Landing.

The Woodlands has consistently ranked as one of the top master planned communities in the nation and Texas with regard to annual home sales. During its 40-year history, The Woodlands has won numerous awards, with the most recent being the Urban Land Institute’s 2014 “Vision Award for Exemplary Leadership.”  According to Robert Charles Lesser & Co., The Woodlands was ranked 11th nationally and was also ranked 3rd in the Houston area in 2014 for the number of home sales. Past awards include the “Master Planned Community of the Year” presented by the Greater Houston Builders Association in 2010 for overall planning and design.

Home site sales began in 1974. To maximize long term values, the development started with residential activity with land reserved for the eventual development of a town center containing office, retail, multi-family and hotel properties to serve the residents. Over time, the residential success created demand for commercial development. In recent years, the commercial and residential components have achieved significant appreciation in values and acceleration of development. Additionally, by virtue of the fact that we own most of the undeveloped available land in The Woodlands, we have substantial influence over the market and our competitors.

As of December 31, 2014, there were approximately 41,200 homes occupied by approximately 109,700 residents and more than 1,900 businesses providing employment for approximately 58,400 people. The population is projected to increase to approximately 130,800 by 2022.  We estimate that The Woodlands has a jobs to home ratio of approximately 1.42 to 1.00.  This ratio implies that many residents also work within The Woodlands, making it a more attractive place to live compared to purely residential communities by improving quality of life through short commute times. Since its inception, The Woodlands has sought to maintain a wide array of home choices and marketed that information to the realtor community as it is critical in providing guidance to the corporate relocation homebuyer. As a result of this effort, over the last ten years, The Woodlands has achieved an average of approximately 41% of new home sales attributable to “Outside of Houston Area” residents.

As of December 31, 2014, The Woodlands had 773 acres of land designated for commercial use remaining to be sold or developed. The Woodlands is well positioned to dominate the commercial market for the next several years because we have the largest inventory of vacant commercial land available in the area and we offer virtually every product type being sought after by our customers. The mix of acreage designated for development versus sale may change over time based on market conditions, projected demand, our view of the economic benefits of developing or selling and other factors.

The Woodlands has full or partial ownership interests in commercial properties totaling approximately 2.1 million square feet of office space (of which 1.1 million square feet are complete and nearly 1.0 million square feet are under construction), 398,682 square feet of retail and service space (of which 201,330 square feet are complete and 197,352 square feet are under construction) and 1,097 rental apartment units (of which 707 units are complete and 390 units are under construction). We also own and operate a 406-room resort and conference center facility, with an additional two hotels containing a total of 507 rooms under construction, and a 36-hole golf course with a country club facility. These commercial properties are more fully described under “Operating Assets”.

The ExxonMobil corporate campus that is located on a 385-acre site south of The Woodlands is expected to include approximately 20 buildings, consisting of three million square feet of space. ExxonMobil began relocating employees into this new location in 2014 and expects to complete the relocation by the end of 2015. We believe that the direct and indirect jobs related to this relocation will have a significant positive impact on The Woodlands and Bridgeland due to increased housing demand, as well as commercial space needs for companies servicing ExxonMobil.

We believe the construction of The Grand Parkway linking The Woodlands and Bridgeland to the new ExxonMobil campus and the rest of the greater Houston area will be viewed positively by potential residents of our Houston master planned communities. Construction of the segments of The Grand Parkway that will serve The Woodlands and Bridgeland is expected to be completed in 2015.

Operating Assets

We own 11 retail properties, 20 office properties, two multi-family apartment buildings, a resort and conference center, a 36-hole golf course and country club and nine other operating assets and investments that generate revenue. Based on a variety of factors, we believe that there are opportunities to redevelop or reposition many of these assets, primarily several of the retail properties and Columbia office properties, to improve their operating performance. These factors include, but are not limited to, the following: (1) existing and forecasted demographics surrounding the property; (2) competition related to existing and/or alternative uses; (3) existing entitlements of the property and our ability to change them; (4) compatibility of the physical site with proposed uses; and (5) environmental considerations, traffic patterns and access to the properties. We believe that, subject to obtaining all necessary consents and approvals, these assets have the potential for future growth by means of an improved tenant mix, additional gross leasable area (“GLA”), or repositioning of the asset for alternative use. Redevelopment plans for these assets may include office, retail or residential space, shopping centers, movie theaters, parking complexes and open space. Any future redevelopment may require that we obtain permits, licenses, consents and/or waivers from various parties. Our retail and office properties include approximately 5.8 million square feet of GLA of which 3.3 million square feet is retail and 2.5 million square feet is office.

This section contains a general description of each of the assets contained in our Operating Assets segment. For a detailed discussion of the financial performance of our Operating Assets please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Retail

Columbia Regional Building (Maryland, Columbia)

The Columbia Regional Building, designed by Frank Gehry, was restored and redeveloped in 2014. The 88,556 square foot building re-opened with Columbia’s first Whole Foods Market. We believe that the redeveloped building will serve as a catalyst for future development in downtown Columbia.

Cottonwood Square (Salt Lake City, Utah)

Cottonwood Square is a 77,079 square foot community retail center situated in a high traffic area. This site is across from our Cottonwood Mall property, one of our Strategic Developments, which provides an opportunity for development synergies. For more information regarding our development activities, please refer to our Strategic Developments segment.

Downtown Summerlin (Las Vegas, Nevada)

Downtown Summerlin, formerly known as “Shops at Summerlin”, is a retail, office and fine dining development comprised of approximately 1.6 million square feet and was substantially completed by us and opened in October 2014.  We believe this is the largest development of its kind to open in the U.S. since the economic downturn. It consists of a Fashion Center having two department store anchor tenants and a pad for a third, small-shop retail and restaurants and an approximately 280,000 square foot marketplace consisting of big box and junior anchor retail space and an approximately 235,000 square foot office building,  One Summerlin. The development is located on approximately 106 acres within the 400-acre Downtown Summerlin area.

1701 Lake Robbins (The Woodlands, Texas)

1701 Lake Robbins is a 12,376 square foot retail building that we acquired for $5.7 million on July 18, 2014.

Landmark Mall (Alexandria, Virginia)

Anchored by Macy’s and Sears, Landmark Mall is an 879,262 square foot shopping mall located just nine miles southwest of Washington, D.C. The mall is located within one mile of public rail service on D.C.’s metro blue line. In 2013, we received unanimous rezoning approval from the City of Alexandria for Phase I of the redevelopment, which includes converting 11 acres of our 22-acre site, located within the center of the property between Macy’s and Sears, from a traditional enclosed mall to a vibrant outdoor mixed-use environment with street retail shops and restaurants and high density residential housing. Within Phase I we are developing plans for approximately 270,000 square feet of new retail space, including an upscale dine-in movie theater and up to 400 residential units. Prior to the commencement of construction, we must finalize a development program, achieve internal pre-leasing targets, obtain a development permit application from the City of Alexandria, and consents from Macy’s and Sears.

Outlet Collection at Riverwalk (New Orleans, Louisiana)

The Outlet Collection at Riverwalk, formerly known as “Riverwalk Marketplace”, is an urban upscale outlet center located along the Mississippi River in downtown New Orleans adjacent to the New Orleans Memorial Convention Center and the Audubon Aquarium of the Americas. We believe this is the nation’s first upscale outlet center located downtown in a major city. We completed redevelopment of the center, comprising 246,221 square feet, and reopened it in May 2014.

Park West (Peoria, Arizona)

Park West is a 249,173 square foot open-air shopping, dining and entertainment destination, which is approximately one mile northwest of the Arizona Cardinals’ football stadium and the Phoenix Coyote’s hockey arena. Park West has an additional 100,000 square feet of available development rights as permitted for retail, restaurant and hotel uses. Additionally, we own four parcels of land adjacent to our Park West property consisting of approximately 18 acres.

The Seaport District (New York, New York)

The Seaport District includes the entire South Street Seaport, encompasses the historic waterfront along the East River, and is bounded by the Brooklyn Bridge on the north, Wall Street on the south and Water Street on the west.  The South Street Seaport is currently comprised of land and buildings located in an area we call the historic area and Pier 17. We lease a significant portion of the property and it is subject to ground leases that expire in 2072. The historic area (which is west of the FDR Drive) includes retail space in 5 buildings. Pier 17 is located east of FDR Drive and is under construction. Upon completion of the Pier 17 Renovation Project, as described below, South Street Seaport will have approximately 362,000 square feet of leasable space, substantially all of which will be retail. The South Street Seaport is being rebranded to include the larger Seaport District as the company begins to reintroduce The Seaport District to New York City as the city’s Oldest New Neighborhood.

On June 27, 2013, the City of New York executed the amended and restated ground lease for South Street Seaport and we provided a completion guarantee to New York City for the Renovation Project (as defined below). The execution of the amended and restated ground lease was the final step necessary for the commencement of the renovation and reconstruction of the existing pier and building (“Renovation Project”). Construction began in September 2013 and is expected to conclude in 2017. The Renovation Project features a newly constructed pier and building and is designed to include a vibrant open rooftop encompassing approximately 1.5 acres, upscale retail and outdoor entertainment venues. Additionally, we will reposition a significant portion of the 180,000 square feet of retail space in the historic area.

On November 20, 2013, we announced plans for further redevelopment of the Seaport District, which includes approximately 700,000 square feet of additional space. The plans are subject to a Uniform Land Use Review Procedure (“ULURP”) that requires approval by the New York City Council, the New York City Landmarks Preservation Commission and various other government agencies. After participating in a comprehensive neighborhood planning process with community stakeholders and elected public officials over the past year, we presented our revised plans to the Landmark Preservation Committee on December 10, 2014. Our current proposal includes the complete restoration of the historic Tin Building, which will include a dynamic food market, greater pedestrian access to the waterfront via East River Esplanade improvements and a new marina. It will also include a reconfigured South Street Seaport Museum space within Schermerhorn Row, as well as a  potential building addition on the adjacent John Street lot, the replacement of wooden platform piers adjacent to Pier 17, and a newly constructed mixed-use building which may include a new public middle school and community recreation space.

Ward Village (Honolulu, Hawaii)

The operating properties of Ward Village, formerly known as “Ward Centers”, are situated along Ala Moana Beach Park and are within one mile of Waikiki and downtown Honolulu. They currently include a 678,000 square foot shopping district containing seven specialty centers, approximately 146 shops, and restaurants and an entertainment center which includes a 16-screen movie theater. In 2012, Ward Village Shops consisting of approximately 67,000 square feet of retail, and in 2013, Auahi Shops consisting of 57,000 square feet of retail were completed.

Ward Village will be a vibrant neighborhood that offers unique retail experiences and exceptional residences set among dynamic public open spaces and walkable streets. For more information regarding our master planned development activities, please refer to our Strategic Developments segment.

20 & 25 Waterway Avenue (The Woodlands, Texas)

20 & 25 Waterway Avenue are two retail properties located in the Waterway Square commercial district in The Woodlands Town Center. The properties total 50,022 square feet.

Waterway Garage Retail (The Woodlands, Texas)

Waterway Garage Retail is attached to the Waterway Square Garage located within The Woodlands Town Center. The 21,513 square foot retail portion of the garage was completed in 2011.

Office

Columbia, Maryland

10-60 Columbia Corporate Center

10–60 Columbia Corporate Center is comprised of six adjacent office buildings totaling 699,884 square feet. We received the six office buildings, with a fair value of approximately $130.0 million, as part of our Tax Indemnity Settlement with GGP. Located in Downtown Columbia, Maryland,  14 miles from the Baltimore Beltway and 17 miles from the Washington Beltway, the buildings are currently unencumbered. As a result of this acquisition, we believe that we own approximately 50% of the total Downtown Columbia office market.

70 Columbia Corporate Center

70 Columbia Corporate Center is a 170,741 square foot office building located adjacent to 10-60 Columbia Corporate Center in Downtown Columbia, Maryland. We acquired the building in August 2012.

Columbia Office Properties

We own three office buildings, and are a master tenant of a fourth office building (in addition to 10-70 Columbia Corporate Center described above),  located in the heart of Downtown Columbia, Maryland. The master ground lease under the fourth office building has a 2020 initial expiration and a 2060 final expiration date, including market renewal options. The buildings, which comprise 220,420 square feet, include: (1) the Columbia Association Building; (2) the Columbia Exhibit Building; (3) the Ridgley Building; and (4) American City Building (master tenant).

The Woodlands, Texas

Hughes Landing

Hughes Landing is a 66-acre mixed-use development on Lake Woodlands. The development is envisioned at full build-out to contain up to two million square feet of office space in 11 office buildings, approximately 200,000 square feet of retail and entertainment venues, 1,500 multi-family units and a 205-room hotel. To date, two office buildings have been completed and are further described below.

One Hughes Landing - One Hughes Landing is a 197,719 square foot Class A office building set on 2.7 acres, including a 1,200 space parking garage shared with Two Hughes Landing. The building was opened in the third quarter 2013.

Two Hughes Landing - Two Hughes Landing is a 197,714 square foot Class A office building set on 3.6 acres, including a 1,200 space parking garage shared with One Hughes Landing. The project was substantially completed and placed in service during 2014.

2201 Lake Woodlands Drive

2201 Lake Woodlands Drive is a two-story Class C office building located in the East Shore commercial district of The Woodlands. The property totals 24,119 square feet.

9303 New Trails

9303 New Trails is a four-story Class B office building located within the Research Forest district of The Woodlands. The property totals 97,553 square feet.

3831 Technology Forest Drive

Kiewit Energy Group is the tenant occupying this 95,078 square foot office building completed and opened by us in December 2014. Kiewit Energy Group has executed a ten-year lease to occupy all of the building. The building is located on a 5.7-acre land parcel at 3831 Technology Forest Drive.

3 Waterway Square

The building was opened in June 2013. It is a 232,021 square foot Class A office building located in The Woodlands Town Center.

4 Waterway Square

4 Waterway Square is a 218,551 square foot Class A office building located in The Woodlands Town Center.

1400 Woodloch Forest Drive

1400 Woodloch Forest Drive is a 95,667 square foot Class B office building located at the entrance to The Woodlands Town Center.

Chicago, Illinois

110 N. Wacker

The property is a 226,000 square foot office building located at 110 N. Wacker Drive in downtown Chicago. We own a 100% interest in the operating profits and, upon a capital event, are entitled to an 11.0% preferred return on, and a return of, our invested capital, after which any excess cash flow is evenly split with our partner. In 2014, we purchased the fee simple interest in the land underlying the office building for $12.3 million.

Multi-family

Millennium Waterway Apartments (The Woodlands, Texas)

Millennium Waterway Apartments is a 393-unit Class A apartment building located within The Woodlands Town Center.

85 South Street (New York, New York)

On October 22, 2014, we acquired a 21-unit fully leased multi-family apartment building  for $20.1 million. The building also contains approximately 13,000 square feet of ground floor retail space. The property is located near our South Street Seaport property.

Resort and Conference Center and Country Club

The Woodlands Resort & Conference Center (The Woodlands, Texas)

The Woodlands Resort & Conference Center (“WRCC”) located approximately two miles south of The Woodlands Town Center and consists of 406 hotel rooms and 90,000 square feet of meeting space, including the 30,000 square feet currently leased by ExxonMobil.

In 2013, we began a redevelopment and expansion of WRCC and completed the project in 2014. The project included renovating 222 existing guest rooms, and construction of a new wing of 184 guest rooms and suites that replaced 218 rooms that were taken out of service and will eventually be demolished. The development also included construction of a 1,000 foot lazy river, a new lobby, the revitalization of 60,000 square feet of meeting and event facilities, and a new restaurant, Robard’s Steakhouse, which is a 130-seat restaurant located across the street from WRCC on the 18th hole of the Panther Trail Golf Course and will be operated by the hotel management.

The Club at Carlton Woods (The Woodlands, Texas)

The Club at Carlton Woods is located within one of the most exclusive communities in The Woodlands. In addition to an 18-hole Jack Nicklaus Signature Golf Course and an 18-hole Tom Fazio Championship Course, it contains two clubhouses, a spa, and fitness facilities. These amenities total approximately 78,000 square feet as well as tennis courts and a golf learning center.

Other Operating Assets and Investments

Golf Courses at TPC Summerlin and TPC Las Vegas, (participation interest) located in the Summerlin Master Planned Community (Las Vegas, Nevada)

The TPC Summerlin is an 18-hole private championship course designed by golf course architect Bobby Weed with player consultant Fuzzy Zoeller. TPC Las Vegas is an 18-hole public championship course designed by Bobby Weed with player consultant Raymond Floyd. These courses represent the only two golf courses in Nevada that are owned and operated by the Professional Golfers’ Association of America (the “PGA”).

We are entitled to receive residual payments from the PGA with respect to the two golf courses through October 31, 2021, the termination date of the sales agreement with the PGA. We receive 75% of the net operating profits and 90% of all profits from membership sales at TPC Summerlin until such time as the original investment in the courses of $23.5 million has been recouped, which is projected to occur no sooner than 2018. Once we have received payments from the PGA totaling $23.5 million, we are entitled to receive 20% of all net operating profits from the two courses through the termination date of the agreement. As of December 31, 2014, the remaining balance of our investment is approximately $4.5 million, approximately $4.4 million greater than our $0.1 million book value.

Kewalo Basin Harbor (Honolulu, Hawaii)

Kewalo Basin Harbor is a harbor that leases slips for charter, commercial fishing and recreational vessels. It is located in the heart of Honolulu across Ala Moana Boulevard from Ward Village. In August 2014, we entered into a 35-year lease with a 10-year extension option with the Hawaii Community Development Authority (“HCDA”) to make improvements, manage, and serve as the operator of Kewalo Basin Harbor. Our capital improvement activities will begin in late 2015 and will be phased in over multiple years.

Merriweather Post Pavilion (Columbia, Maryland)

Designed by the renowned architect Frank Gehry, Merriweather Post Pavilion and its parking area sit on approximately 40 acres in the heart of Downtown Columbia, Maryland. The facility, which was opened in 1967, has a capacity of more than 15,000 people. In 2013, Rolling Stone magazine named Merriweather Post Pavilion the 4th best amphitheater in America.

Millennium Woodlands Phase II, LLC (The Woodlands, Texas)

We are an 81.43% partner in a joint venture with The Dinerstein Companies to develop and operate Millennium Woodlands Phase II, a 314-unit Class A multi-family complex in The Woodlands Town Center. During the third quarter 2014, the joint venture completed construction and placed the project into service.

Stewart Title of Montgomery County, TX (The Woodlands, Texas)

We own a 50% interest in Stewart Title, a real estate services company located in The Woodlands which handles a majority of the residential and commercial land sale closings for The Woodlands.

Summerlin Hospital Medical Center (Las Vegas, Nevada)

We have an indirect ownership interest of approximately 5.0% in the Summerlin Hospital Medical Center. Our ownership interest entitles us to a pro rata share of the cumulative undistributed profit in the hospital and we typically receive a distribution one time per year during the first quarter. This medical center is a 454-bed hospital located on a 41-acre medical campus in our Summerlin MPC with 307,820 square feet of medical office space and a 1,247-space parking garage.

Summerlin Las Vegas Baseball Club (Las Vegas, NV)

We are a 50% partner in a joint venture, Summerlin Las Vegas Baseball Club, LLC, which owns the Las Vegas 51s, a Triple-A baseball team affiliated with the New York Mets. The team is a member of the Pacific Coast League and has been based in Las Vegas for 30 years. Our strategy in acquiring an ownership interest is to pursue a relocation of the team to a stadium which we would then build in our Summerlin MPC. There can be no assurance that such a stadium will ultimately be built.

The Woodlands Parking Garages (The Woodlands, Texas)

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

Strategic Developments

Our Strategic Developments segment is made up of near, medium and long-term real estate development properties and active development projects. We continue to advance the development plans for most of these assets based on market conditions and availability of capital. As we begin to undertake our development plans we obtain the proper permits and approvals, and often seek project-level construction financing.

This section contains a general description of each of the assets contained in our Strategic Developments segment. For a detailed discussion of Strategic Developments that are under construction, including estimated total development costs, completion to date, financing, pre-leasing, pre-sales and other relevant information, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We continue to execute our strategic plans for developing several of these assets with construction either under way or pending. The remainder of these assets will require substantial future development to achieve their highest and best use.

The Woodlands (The Woodlands, Texas)

Creekside Village Green

Creekside Village Green is a 74,500 square foot retail center consisting of retail, restaurant and professional office space across two main buildings and a centrally located restaurant building substantially completed and opened in January 2015. Creekside Village Green is located within Creekside Village Center, a 100-acre mixed-use commercial development that is anchored by an H-E-B grocery store. Creekside Village Center will ultimately include 400,000 square feet of retail and office space, 800 units of multi-family, 200 units of senior living facility and an 85,000 square foot campus within the Lone Star College System.

Three Hughes Landing

Three Hughes Landing will be a 324,000 square foot, 12-story Class A office building with an adjacent parking garage containing approximately 1,062 spaces in Hughes Landing situated on four acres of land. We began construction during the third quarter 2014 and anticipate completion of the project during the fourth quarter 2015.

1725-35 Hughes Landing Boulevard

1725-35 will be two adjacent Class A office buildings. The building located at 1725 Hughes Landing Boulevard (West Building) will be 12 stories and approximately 318,000 leasable square feet, and the building located at 1735 Hughes Landing Boulevard (East Building) will be 13 stories and 329,000 leasable square feet. A 2,617 space parking garage will also be located on the 4.3 acre site and will be exclusive to these buildings.  We began construction during the fourth quarter 2013 and anticipate completion of the project by the fourth quarter 2015. ExxonMobil Corporation has executed leases to occupy the entire West Building for twelve years, and it has executed leases for 160,000 square feet in the East Building for eight years, with an option to lease the remaining space before the building opens.

Hughes Landing Hotel (Embassy Suites)

Hughes Landing Hotel will be a nine-story, 205-room, full-service Embassy Suites by Hilton hotel located in Hughes Landing that we will own and manage. The 172,000 square foot hotel will have 3,350 square feet of meeting and event space, a business center, a full service bar and restaurant, a rooftop that overlooks Lake Woodlands and a 24-hour fitness center. We began construction during the fourth quarter 2014 and expect completion of the hotel by the end of 2015.

Hughes Landing Retail

Hughes Landing Retail will be a 123,000 square foot retail component of Hughes Landing. The project consists of Whole Foods, an anchor tenant with 40,000 square feet of space, 32,900 square feet of retail and a 50,100 square foot restaurant row. We began construction during the fourth quarter 2013 and the project is expected to be completed in the first quarter 2015.

One Lake’s Edge

One Lake’s Edge will be an eight-story, Class A, multi-family project within Hughes Landing comprised of 390 multi-family units (averaging 984 square feet per unit), 22,289 square feet of retail and an approximately 750 space parking garage, all situated on three acres of land. Additionally, the project will feature an amenity deck on the third floor that will feature a pool, courtyard and other amenities overlooking Lake Woodlands. Construction began during the fourth quarter 2013 and completion is expected in the second quarter 2015.

Waterway Square Hotel (Westin)

The Waterway Square Hotel will be a 302-room Westin-branded hotel that we will own and manage. The hotel will contain more than 15,000 square feet of meeting space, an outdoor pool, WestinWORKOUT® studio, business center and all the brand’s signature amenities overlooking The Woodlands Waterway in Waterway Square. It will also feature a 150-seat restaurant, a lobby bar and a second level pool deck and bar, with direct access to The Fountains at Waterway Square. We began construction during the second quarter 2014 and expect completion of the project by the end of 2015.

Ward Village (Honolulu, Hawaii)

Ward Village will be a globally recognized urban master planned community offering unique retail experiences, exceptional residences and workforce housing set among dynamic open spaces and pedestrian friendly streets. Our master plan development agreement with the HCDA allows for up to 9.3 million square feet, including up to 7.6 million square feet of residential (approximately 4,000 condominium units which are initially estimated to average approximately 1,500 square feet per unit), and approximately 1.7 million square feet of retail, office, commercial and other uses. Full build-out is estimated to occur over 12-15 years, but will ultimately depend on market absorption and many other factors that are difficult to estimate. Ward Village has received LEED Neighborhood Development (LEED-ND) Platinum certification, making the master plan the nation’s largest LEED-ND Platinum certified project, and the only LEED-ND Platinum project in the state of Hawaii. The LEED rating system is the foremost program for buildings, homes, and communities that are designed, constructed, maintained and operated for improved environmental and human health performance. LEED certification is important to many buyers and users of such facilities because it is a third party certification regarding the facility’s water efficiency, energy saving capability, indoor environmental quality, carbon dioxide emissions and resource preservation.

Phase One of the development consists of four components on four separate blocks: the renovation of the IBM building,  which primarily serves as the information center and sales gallery for Ward Village, two mixed-use market rate residential towers and one workforce housing tower. Development permit applications and detailed plans were approved by the HCDA in the third quarter 2013 and condominium documents were approved by the Hawaii Real Estate Commission for two market rate towers.

The renovation of the IBM Building was completed in first quarter 2014, and serves as a world class information center and sales gallery for the entire Ward Village Master Plan development. The sales center dedicates a section to telling the story of the history of the land, while another section showcases our vision for Ward Village.

The first of the two market rate towers, Waiea, meaning “water of life” in Hawaiian, is being developed on Ala Moana Boulevard and will consist of approximately 171 market rate condominium units for sale, six levels of parking and approximately 8,000 square feet of new retail space. The condominiums will consist of one, two and three bedroom units, villas and penthouses ranging from approximately 1,100 to 17,500 square feet. Construction commenced in second quarter 2014 with projected completion by the end of 2016.

The second market rate tower, Anaha, meaning “reflection of light,” is planned for Auahi Street and will consist of approximately 311 market rate condominium units for sale, six levels of parking and approximately 17,000 square feet of new retail space. The condominiums will consist of studios, one, two and three-bedroom units, townhomes and penthouses ranging from approximately 450 to 6,500 square feet. Construction commenced in November of 2014 with projected completion in early 2017.

The workforce residential tower is planned for a site on Ward Avenue and will consist of 424 residential units, 375 of which will be offered at prices lower than the market rate towers. It will also include six levels of parking and 23,000 square feet of new retail space. We continue to finalize plans for this tower.

During the fourth quarter 2014, we received approval from the HCDA for the Ward Gateway Towers project, the first residential and commercial development in Phase Two that will be located on Ala Moana Boulevard. Ward Gateway Towers will consist of two mixed-use towers with approximately 236 total units, 20,000 square feet of total retail and a one-acre park that will serve as the start of a four-acre village green that will open up a pedestrian connection from the heart of Ward Village to the center of Kewalo Basin Harbor. In February 2015, we received approval from the HCDA for the Ward Block M project, a mixed-use residential tower in Phase Two that will be located behind the Ward Entertainment Center at the corner of Queen Street and Kamake’e Street. Ward Block M will include approximately 466 residential units, a flagship 50,000 square foot Whole Foods Market, plus approximately 10,000 square feet of additional retail and more than 700 parking spaces.  The Whole Foods Market lease was executed in the second quarter 2014 with a 20-year lease term and includes four, five-year extension options.  We expect to begin construction of the Whole Foods Market in 2015 with completion scheduled for 2017, and continue to finalize pre-development activities and the project budget. We anticipate launching pre-sales in 2015.

ONE Ala Moana Tower Condominiums

In October 2011, we and an entity jointly owned by two local developers, Kobayashi Group and The MacNaughton Group, formed a 50/50 joint venture to develop a luxury condominium tower above an existing parking structure at Ala Moana Center.  Construction of the 23-story, 206-unit tower consisting of one, two and three-bedroom units ranging from 760 to 4,100 square feet commenced in April 2013 and was completed with final closing on substantially all units in December 2014.

The Metropolitan Downtown Columbia Project (Columbia, Maryland)

In October 2011, we entered into a joint venture with a local multi-family developer, Kettler, Inc., (“Kettler”) to construct a 380-unit Class A apartment building with approximately 14,000 square feet of ground floor retail space in downtown Columbia, Maryland. Our partner is responsible for providing construction and property management services, including the funding and oversight of development activities. We contributed a 4.2-acre site valued at $20.3 million and having a $3.0 million book value, in exchange for a 50% interest in the venture and our partner contributed cash for its interest. The joint venture began construction of The Metropolitan Downtown Columbia Project in February 2013 and anticipates substantial completion by the end of the first quarter 2015.

Other Development Projects

Alameda Plaza (Pocatello, Idaho)

Alameda Plaza is located in Pocatello, Idaho at the intersection of Yellowstone Park Highway and Alameda Road. The 6.9-acre site contains 65,292 square feet of vacant retail space.

AllenTowne (Allen, Texas)

AllenTowne consists of 238 acres located at the high-traffic intersection of Highway 121 and U.S. Highway 75 in Allen, Texas, 27 miles northeast of downtown Dallas. As market conditions evolve and opportunities develop, we will further evaluate how to best position the property.

Bridges at Mint Hill (Charlotte, North Carolina)

We own a 90.5% interest in a joint venture to develop a shopping center on property located southeast of Charlotte, North Carolina. The parcel is approximately 210 acres consisting of 120 developable acres and is zoned for approximately 1.3 million square feet of retail, hotel and commercial development. Development will require expansion of roads and an installation of a sewer utility which we expect to begin in 2015.

Century Plaza (Birmingham, Alabama)

Century Plaza is located on the southeastern side of Birmingham, Alabama, on U.S. Route 78 (Crestwood Blvd.) near Interstate 20. The site consists of approximately 59 acres with approximately 740,000 square feet of vacant GLA.

Circle T Ranch and Circle T Power Center (Westlake, Texas)

We are a 50% partner in a joint venture with Hillwood Properties, a local developer. The property is located at the intersection of Texas highways 114 and 170, which is 20 miles north of downtown Fort Worth, in Westlake, Texas. The Circle T Ranch parcel contains 128 acres while the Circle T Power Center parcel contains 151 acres.

Cottonwood Mall (Holladay, Utah)

Located 7.5 miles from downtown Salt Lake City, in the city of Holladay, Utah, Cottonwood Mall is a unique infill redevelopment opportunity that is a demolished mall. This redevelopment site is 54 acres and consists of a stand-alone Macy’s department store. The project is entitled for 575,000 square feet of retail, 195,000 square feet of office and 614 residential units.

Elk Grove Promenade (Elk Grove, California)

Elk Grove Promenade was originally planned as a 1.1 million leasable square foot outdoor shopping center  on approximately 100 acres. Located approximately 17 miles southeast of Sacramento, the location  affords easy access and visibility from State Highway 99 at Grant Line Road.  In October of 2014, we received unanimous approval from the Elk Grove City Council for the development of The Outlet Collection at Elk Grove. The Outlet Collection at Elk Grove will be an upscale complex constructed on approximately 60 acres with more than 100 stores as well as numerous dining options, a 14-screen movie theater and public gathering spaces with best in class amenities. The first phase consists of reconfiguring the existing site and buildings to allow for up to 689,000 square feet of dining, shopping and entertainment. Commencement of construction is dependent on meeting internal pre-leasing hurdles for the project. Future phases will be constructed on the remaining 40 acres with a total potential development density that is now to up 1.3 million square feet, inclusive of the 689,000 square feet contemplated in the first phase.

Fashion Show Air Rights (Las Vegas, Nevada)

We entered into a binding set of core principles with GGP pursuant to which we will have the right to acquire an 80% ownership interest in the air rights above the Fashion Show Mall located on the Las Vegas Strip for nominal consideration. This right is contingent upon the satisfaction of a number of conditions and does not become effective unless the existing loans of the Fashion Show Mall and The Shoppes at the Palazzo and related guarantees are settled in full, which is currently expected to occur with GGP’s scheduled repayment in May 2017.

Kendall Town Center (Kendall, Florida)

We own 70 acres that are entitled for 621,300 square feet of retail, 60,000 square feet of office space and a 50,000 square foot community center located within Kendall Town Center. Kendall Town Center is a 141-acre mixed-use site located at the intersection of North Kendall Drive and SW 158th, approximately 20 miles southwest of downtown Miami. Also included within Kendall Town Center are a 31-acre parcel owned by Baptist Hospital, which contains a 282,000 square foot hospital and a 62,000 square foot medical office building, and a future 120-room hotel with ancillary office and retail space and a senior housing development on a 23-acre site. Land totaling 14 acres has also been deeded to the property owners association and three acres have been deeded to Miami-Dade County. We are developing a mixed-use program and site plan and expect to submit a rezoning application to permit residential development in 2015.

Lakeland Village Center (Bridgeland, Texas)

Lakeland Village will be an 83,400 square foot traditional neighborhood retail/office center situated on eight acres within our Bridgeland master planned community. It will be the community’s first village center. In October 2014, we executed a 25-year 15,300 square foot ground lease with CVS Pharmacy that includes four, five-year extension options. CVS Pharmacy will serve as the anchor tenant and the center will consist of ground-level retail, restaurant and professional office space organized within nine buildings, all totaling approximately 68,900 square feet.  We expect to begin construction in the first half of 2015 with a scheduled early 2016 completion date.

Lakemoor (Volo) Land (Lakemoor, Illinois)

This 40-acre vacant land parcel is located on Route 12 which is 50 miles north of Chicago in a growing suburb. The project has no utilities in place and is currently designated as farmland.

Maui Ranch Land (Maui, Hawaii)

This site has nominal value and consists of two, non-adjacent, ten-acre undeveloped land-locked parcels located near the Kula Forest Preserve on the island of Maui, Hawaii. The land currently is zoned for native vegetation. There is no ground right of way access to the land and there currently is no infrastructure or utilities in the surrounding area.

Parcel C (Columbia, Maryland)

On October 4, 2013, we entered into a joint venture agreement with Kettler to construct a 437-unit, Class A apartment building with 31,000 square feet of ground floor retail. We contributed approximately five acres of land valued at $23.4 million and having an estimated book value of $4.0 million in exchange for a 50% interest in the joint venture.

Seaport District Assemblage (New York, New York)

The Seaport District Assemblage is comprised of a 48,000 square foot commercial building on a 15,744 square foot lot with certain air rights with total residential and commercial development rights of 621,651 square feet. As of December 31, 2014, we were under contract to purchase another 58,000 square foot commercial building and air rights attributable to three additional parcels during the first half of 2015, that will ultimately create a 42,694 square foot lot entitled for 817,784 square feet of mixed use development. These properties are collectively referred to as the Seaport District Assemblage and are located in close proximity to our South Street Seaport property. Please refer to “ - Recent Significant Transactions” for more information on the Assemblage.

Summerlin Apartments, LLC (Las Vegas, Nevada)

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment complex to be called The Constellation located just east of Downtown Summerlin, which we believe will be the first of its kind in the Las Vegas Valley. We contributed a 4.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture in February 2015 and our partner contributed cash for their 50% interest. Construction commenced in February 2015 with completion expected during the second quarter 2016.

West Windsor (West Windsor, New Jersey)

West Windsor is a former Wyeth Agricultural Research & Development Campus on Quakerbridge Road and U.S. Route One near Princeton, New Jersey. The land consists of 658 total acres comprised of two large parcels that are bisected by Clarksville Meadows Road and a third smaller parcel. Zoning, environmental and other development factors are currently being evaluated in conjunction with a development feasibility study of the site.

Competition

The nature and extent of our competition depends on the type of property involved. With respect to our master planned communities segment, we compete with other landholders and residential and commercial property developers in the development of properties within Las Vegas, Nevada; Houston, Texas and the Baltimore/Washington, D.C. markets. Significant factors which we believe allow us to compete effectively in this business include:

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

With respect to our Operating Assets segment, we primarily compete for retail and office tenants, and to a lesser extent, residential tenants. We believe the principal factors that retailers consider in making their leasing decisions include: (1) consumer demographics; (2) age, quality, design and location of properties; (3) neighboring real estate projects that have been developed by our predecessors or that we, in the future, may develop; (4) diversity of retailers and anchor tenants at shopping center locations; (5) management and operational expertise; and (6) rental rates.

With respect to our Strategic Developments segment, our direct competitors include other commercial property developers, retail mall development and operating companies and other owners of retail real estate that engage in similar businesses.

Environmental Matters

Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to obtain financing using such real estate as collateral.

Substantially all of our properties have been subject to Phase I environmental assessments, which are intended to evaluate the environmental condition of the surveyed and surrounding properties. As of December 31, 2014, the assessments have not revealed any known environmental liability that we believe would have a material adverse effect on our overall business, financial condition or results of operations. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that the conditions have changed since the assessments were prepared (typically at the time the property was purchased or encumbered with debt). Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability on us, or the current environmental condition of our properties will not be adversely affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties (such as the presence on such properties of underground storage tanks) or by third parties unrelated to us.

Future development opportunities may require additional capital and other expenditures to comply with federal, state and local statutes and regulations relating to the protection of the environment. In addition, there is a risk when redeveloping sites, that we might encounter previously unknown issues that require remediation or residual contamination warranting special handling or disposal, which could affect the speed of redevelopment. Where redevelopment involves renovating or demolishing existing facilities, we may be required to undertake abatement and/or the removal and disposal of building materials or other remediation or cleanup activities that contain hazardous materials. We cannot predict with any certainty the magnitude of any such expenditures or the long-range effect, if any, on our operations. Compliance with such laws has not had a material adverse effect on our current or past operating results or competitive position, but could have such an effect on our operating results or competitive position in the future.

Employees

As of December 31, 2014, we had approximately 1,100 employees.

Available Information

Our website address is www.howardhughes.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K are available and may be accessed free of charge through the Investors section of our website under the SEC Filings subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. Also available through our Investors section of our website are reports filed by our directors and executive officers on Forms 3, 4 and 5, and amendments to those reports. Our website and included or linked information on the website are not intended to be incorporated into this Annual Report on Form 10-K.

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

Our economic performance and the value of our properties are subject to developments that affect real estate generally and that are specific to our properties. If our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties:

•	downturns in the economic conditions at the national, regional or local levels, particularly a decline in one or more of our primary markets;
•	competition from other master planned communities, retail properties, office properties or other commercial space;
•	our ability to obtain substantial amounts of operating and development capital;
•	increases in interest rates;
•	the availability of financing, including refinancing or extensions of existing mortgage debt, on acceptable terms, or at all;
•	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;
•	fluctuating condominium prices and absorption rates;
•	ability to re-let space as leases expire on similar or more favorable terms than the terms of the expiring lease;
•	vacancies and changes in rental rates;
•	declines in the financial condition of our tenants and our ability to collect rents from our tenants;
•	declines in consumer confidence and spending that adversely affect our revenue from our retail properties;
•	decrease in traffic to our retail properties due to the convenience of other retailing options such as the internet;
•	natural disasters or terrorist acts which may result in uninsured or underinsured losses;
•	adoption of more restrictive laws and government regulations, including more restrictive zoning, land use or environmental regulations and an increase in real estate taxes; and
•	opposition from local community or political groups with respect to the development, construction or operations at a particular site.

Continued lower oil prices compared to average oil prices over the past several years may have a significant negative effect on the future economic growth of, and demand for our properties in, certain regions where we have asset concentrations that are highly dependent on the energy sector.

In addition to general, regional and national economic conditions, our operating results are impacted by the economic conditions of the specific markets in which we have concentrations of properties. In certain regions where we have asset concentrations, such as the Houston, Texas region (home to a large number of energy companies), economic activity, growth and employment opportunities depend in part on the energy sector.

A decline in the energy sector, a sustained period of substantially lower oil prices or the perception of a sustained period of substantially lower energy prices in the future, could have a significant negative effect on the performance of energy companies and may lead to layoffs, a significant decrease in economic activity or slower economic growth in these regions. Such a downturn, or the perception of such a downtown, may lead to decreased demand for housing and commercial space in our communities and developments that are located in or near these regions, including The Woodlands, Bridgeland and Conroe MPCs. If we are unable to sell or lease our residential and commercial property in or near these regions, or if we are unable to recover or replace revenue from a tenant that is no longer a going-concern, it could materially and adversely impact our business, financial condition and results of operations.

We are dependent on certain housing markets.

The housing market and the demand from builders for lots vary depending on location.  The success of our master planned communities business is heavily dependent on local housing markets in Las Vegas, Nevada; Houston, Texas; and Baltimore, Maryland/Washington, D.C., which in turn are dependent on the health and growth of the economies and availability of credit in these regions.

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

We may not be able to obtain permits required for development of our properties.

In the ordinary course of business, we are required to seek governmental permits for the development of our properties. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings.  Specifically, our future development plans for Bridgeland require us to obtain permits to develop areas that include wetlands.  Although this may not affect us for many years, our inability to obtain such permits would make it more difficult to develop and sell residential or commercial lots at Bridgeland.

We are exposed to risks associated with the development, redevelopment or construction of our properties.

Our development or redevelopment activities entail risks that could adversely impact our results of operations, cash flows and financial condition, including:

•

increased construction costs for a project that exceeded our original estimates due to increases in materials, labor or other costs, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increased construction costs;

•	construction delays or cost overruns, which may increase project development costs;
•	claims for construction defects after a property has been developed;
•	poor performance or nonperformance by any of our joint venture partners or other third parties on whom we rely;
•	health and safety incidents and site accidents;

•	compliance with building codes and other local regulations; and
•	an inability to secure tenants necessary to support commercial projects or obtain construction financing for the development or redevelopment of our properties.

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

Our development, construction and sale of condominiums are subject to state regulations and may be subject to claims from the condominium owners association at each project.

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

We have a significant amount of indebtedness. On October 2, 2013, we issued $750.0 million aggregate principal amount of our 6.875% Senior Notes due 2021 (the “Senior Notes”) and received net cash proceeds of $739.6 million. As of December 31, 2014, our total consolidated debt was approximately $2.0 billion (excluding an undrawn balance of $103.3 million under our revolving facilities) of which $880.8 million was recourse to the Company. In addition, we have $37.6 million of recourse guarantees associated with undrawn construction financing commitments as of December 31, 2014. As of December 31, 2014, our share of the debt of our Real Estate and Other Affiliates was $54.6 million based upon our economic ownership. All of the debt of our Real Estate and Other Affiliates is non-recourse to us.

Subject to the limits contained in the indenture governing the Senior Notes and any limits under our other debt agreements, we may be able to incur substantial additional indebtedness from time to time, including project indebtedness at our subsidiaries. If we do so, the risks related to our level of indebtedness could intensify. Specifically, a high level of indebtedness could have important consequences to holders of the notes and equity holders, including:

•	making it more difficult for us to satisfy our obligations with respect to the Senior Notes and our other debt;
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
•

resulting in an event of default if we fail to satisfy our obligations under the Senior Notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indenture governing the Senior Notes or our other debt, which event of default could result in the Senior Notes and all of our debt becoming immediately due and payable and, in the case of our secured debt, could permit the lenders to foreclose on our assets securing such debt.

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

Certain provisions of the Internal Revenue Code could limit our ability to fully utilize the tax assets if we were to experience a “change of control”. If such an event were to occur, the cash flow benefits we might otherwise have received would be eliminated. We currently have approximately $109.1 million of federal net operating loss carryforwards, none of which are subject to the separate return year limitation rules. A change of control could limit our ability to use our net operating losses prior to their expiration.

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

Pershing Square Capital Management, L.P. (“Pershing Square”) beneficially owns 9.0% of our outstanding common stock (excluding shares issuable upon the exercise of warrants) as of December 31, 2014. Under the terms of our stockholder agreements, Pershing Square currently has the ability to designate three members of our board of directors.

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

Risks Related to Our Common Stock

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

We have also implemented a so-called poison pill by adopting our stockholders rights agreement. The poison pill assists in the preservation of our valuable tax attributes by significantly increasing the costs that would be incurred by an unwanted third party acquirer if such party owns or announces its intent to commence a tender offer for the Threshold Percentage or more of our securities. Subject to stockholder approval, the Board of Directors of the Company has extended the term of the stockholders rights agreement to March 14, 2018. All of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

There may be dilution of our common stock from the exercise of outstanding warrants, which may materially adversely affect the market price and negatively impact a holder’s investment.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our principal executive offices are located in Dallas, Texas where we lease 34,932 square feet under an arrangement that expires in 2021. We also maintain offices at certain of our properties as well as in The Woodlands, Texas, and New York, New York. We believe our present facilities are sufficient to support our operations.

Our Master Planned Communities, Operating Assets, and our Strategic Developments assets are described above in “Item 1. Business Overview of Business Segments”. Leases with tenants at our retail operating asset locations generally include base rent and common area maintenance charges.

The following table summarizes certain metrics of the retail properties within our Operating Assets segment as of December 31, 2014.

						Year Ended December 31, 2014
								Average Sum of
								Rent and
		Existing						Recoverable		Year Built /
		Gross				Average Annual		Common Area		Acquired /
		Leasable		Size		Tenant Sales per		Costs per Square	Occupancy	Last
Retail Property	Location	Area		(Acres)		Square Foot (a)		Foot (b)	Cost (c)	Renovated
Columbia Regional Building	Columbia, MD	88,556		8		$—	(d)	—	—	2014
Cottonwood Square	Salt Lake City, UT	77,079	(e)	7	(f)	—	(g)	—	—	2002
Downtown Summerlin	Las Vegas, NV	776,901	(h)	106		—	(d)	—	—	2014
1701 Lake Robbins	The Woodlands, TX	12,376		—		—	(d)	—	—	2014
Landmark Mall	Alexandria, VA	440,325	(i)	22		176		11.83	6.7%	2004
Outlet Collection at Riverwalk	New Orleans, LA	246,221	(j)	11		876	(k)	68.40	7.8%	2014
Park West	Peoria, AZ	249,173		66		453		31.39	6.9%	2006
South Street Seaport	New York, NY	79,275	(l)	9		543		111.81	20.6%	2004
Ward Village	Honolulu, HI	1,273,845		60		572		58.12	10.2%	2002
20/25 Waterway Avenue	The Woodlands, TX	50,022		1		480		54.79	11.4%	2007 / 2009
Waterway Garage Retail	The Woodlands, TX	21,513		—	(m)	318		46.81	14.7%	2011
Total		3,315,286		290

(a)

Average Annual Tenant Sales per Square Foot is calculated by the sum of all comparable sales for the year ended December 31, 2014 for tenants that are contractually obligated to report sales data, divided by the comparable square feet for the same period. When calculating comparable sales and comparable square feet, we include all tenants that have operated for the entire year and occupy less than 30,000 square feet. For the year ended December 31, 2014, tenant recoveries represented approximately 24% of total revenue for the above mentioned retail properties only. The impact of concessions, such as free rent and new tenant inducements, are not significant to our business.

(b)

Average Sum of Rent and Recoverable Common Area Costs per Square Foot is calculated as the sum of total rent and tenant recoveries for the year ended December 31, 2014 for the tenant base used to calculate (a), divided by the total square feet occupied by the above mentioned tenant base.

(c)	Occupancy Cost is calculated by dividing (b) Average Sum of Rent and Recoverable Common Area Costs per Square Foot by (a) Average Annual Tenant Sales per Square Foot.
(d)	Twelve months of sales are not available for tenants at Columbia Regional Building, Downtown Summerlin and 1701 Lake Robbins due to building opening or being acquired in 2014.
(e)	41,612 square feet of the Existing Gross Leasable Area is part of a ground lease where we are the ground lessee. The ground lease payments are paid by the current tenant directly to the ground lessor.
(f)	Includes seven acres; three acres of which we are a ground lessee, and four acres of which we own fee-simple.
(g)	Cottonwood Square tenants are not required to report sales.
(h)	Excludes 387,000 square feet of anchors, 165,567 square feet of pad sites, and 235,179 square feet of office.
(i)	Excludes 438,937 square feet that is owned and occupied by Sears and Macy's.
(j)	All of the project is on a ground lease where we are the ground lessee.
(k)	The center opened in May 2014 and is 100% leased. Only two tenants totaling 6,235 total square feet operated for the entire year.
(l)	Reflects square feet in service as of December 31, 2014. Upon completion of the redevelopment, South Street Seaport will be approximately 362,000 square feet.
(m)	Ground floor retail space attached to the Waterway Square Garage.

The following table summarizes certain metrics of our office assets within our Operating Assets Segment as of December 31, 2014:

Office Asset	Existing Gross Leasable Area	Average Effective Annual Rent per Square Foot (a)		Year Built / Acquired
10-60 Columbia Corporate Center (b)	699,884	$—	(c)	2014
70 Columbia Corporate Center	170,741	21.17		2012
Columbia Office Properties (d)	220,420	25.71		1969 / 1972
One Hughes Landing	197,719	39.71		2013
Two Hughes Landing	197,714	—	(e)	2014
2201 Lake Woodlands Drive (f)	24,119	23.68		1994
9303 New Trails	97,553	31.90		2008
110 N. Wacker (Chicago, IL) (g)	226,000	27.08		1957
3831 Technology Forest Drive	95,078	—	(c)	2014
3 Waterway Square	232,021	41.11		2013
4 Waterway Square	218,551	40.96		2010
1400 Woodloch Forest	95,667	26.21		1981
Total	2,475,467

(a)

Average Effective Annual Rent per Square Foot is equal to the sum of base minimum rent and tenant reimbursements divided by the average occupied square feet. For the year ended December 31, 2014, tenant reimbursements represented approximately 23.0% of total revenue.

(b)

% Leased is computed based on the weighted average square feet of each office building. At December 31, 2014 the occupancies of each building were as follows: 10 Columbia Corporate Center – 80.8%; 20 Columbia Corporate Center – 98.7%; 30 Columbia Corporate Center – 91.5%; 40 Columbia Corporate Center – 96.9%; 50 Columbia Corporate Center – 95.4%; 60 Columbia Corporate Center – 92.2%.

(c)

10 – 60 Columbia Corporate Center was acquired in December 2014 and 3831 Technology Forest Drive opened in December 2014; therefore, Average Effective Annual Rent per Square Foot data is not meaningful.

(d)

% Leased is computed based on the weighted average square feet of each office building. At December 31, 2014 the occupancies of each building were as follows: American City Building - 15.1%; Columbia Association Building - 75.2%; Columbia Exhibit Building - 100.0%; Ridgely Building - 69.4%.

(e)	Two Hughes Landing opened in the third quarter 2014; therefore, Average Effective Annual Rent per Square Foot data is not meaningful.
(f)	Building used as temporary space for tenants relocating to new developments.
(g)	We have a 99.0% economic ownership in 110 N. Wacker.

The following table summarizes certain metrics of our other Operating Assets (exclusive of owned retail and office properties) as of December 31, 2014:

Other than Owned Retail and Office Operating	Economic Ownership %	Asset Type	Square Feet / Keys / Other	% Leased	Year Built / Acquired
Golf Courses at TPC Summerlin and TPC Las Vegas	Participation	Golf	—	—	—
Kewalo Basin Harbor	Lease	Marina	55 acres	—	—
Merriweather Post Pavilion	100%	Amphitheatre	—	—	1967
Millennium Waterway Apartments	100%	Multi-family	393 units	91.4%	2010
Millennium Woodlands Phase II, LLC	81.43%	Multi-family	314 units	27.0%	2014
85 South Street	100%	Multi-family	21 units/13,000 retail	100.0%	2014
Stewart Title of Montgomery County, TX	50%	Title Company	—	—	—
Summerlin Hospital Medical Center	7%	Hospital	—	—	1997
Summerlin Las Vegas Baseball Club	50%	Minor League Team	—	—	—
The Club at Carlton Woods	100%	Country Club	36 holes	—	2001
The Woodlands Resort & Conference Center	100%	Hotel	406 rooms	—	2014	(a)
Woodlands Parking Garages (b)	100%	Garage	2,988	—	2008/2009
Woodlands Sarofim #1	20%	Industrial	129,790	97.6%	late 1980s

(a)	The Woodlands Resort & Conference Center was built in 1974, expanded in 2002, and renovated in 2014.
(b)	The Woodlands Parking Garages consist of two garages: Woodloch Forest Garage built in 2008, and Waterway Square Garage built in 2009.

The following table summarizes our retail and office lease expirations:

Year		Number of Expiring Leases	Total Square Feet Expiring	Total Annualized Base Rent Expiring (Thousands)	% of Total Annual Gross Rent Expiring
2015	(a)	241	613,271	$13,614	10.2%
2016		85	319,023	11,839	8.8%
2017		76	310,570	9,592	7.2%
2018		60	264,524	7,137	5.3%
2019		71	550,900	14,730	11.0%
2020		61	252,364	8,958	6.7%
2021		18	209,849	4,920	3.7%
2022		19	208,752	7,661	5.7%
2023		15	171,234	8,593	6.4%
2024		36	383,384	13,411	10.0%
2025+		159	963,688	33,380	25.0%
		841	4,247,559	$133,835	100.0%

(a)	Includes 133 specialty leases which expire in less than 365 days.

The following table sets forth the occupancy rates, for each of the last five years for our wholly owned retail and office properties:

	At December 31, 2014		Annual Weighted Average Occupancy Rates (b)
	% Leased (a)	Occupancy	2014		2013	2012	2011	2010
Retail:
Columbia Regional Building (c)	77.4%	77.4%	53.4%		—	—	—	—
Cottonwood Square	95.7%	95.7%	94.4%		86.5%	74.1%	73.8%	78.2%
Downtown Summerlin (c) (d) (e)	69.2%	60.5%	56.7%		—	—	—	—
1701 Lake Robbins (f)	100.0%	100.0%	100.0%		—	—	—	—
Landmark Mall (g)	57.9%	51.9%	61.7%		79.2%	75.0%	73.7%	76.0%
Outlet Collection at Riverwalk	100.0%	91.5%	90.1%		56.2%	92.2%	89.9%	87.9%
Park West	73.3%	71.5%	74.4%		72.1%	65.1%	64.6%	62.5%
South Street Seaport	66.3%	66.3%	54.6	% (h)	46.5 (h)	92.1%	89.7%	89.7%
Ward Village	89.8%	89.8%	90.4%		90.8%	89.5%	90.1%	90.0%
20/25 Waterway Avenue	100.0%	100.0%	99.4%		94.2%	95.6%	91.7%	64.2%
Waterway Garage Retail	100.0%	80.9%	91.6%		68.4%	24.8%	19.3 (i)	—

Office:
10-60 Columbia Corporate Center (e) (f) (j)	93.0%	93.0%	93.0%		—	—	—	—
70 Columbia Corporate Center (k)	97.9%	97.9%	96.8%		96.8%	—	—	—
Columbia Office Properties (j)	44.5%	44.5%	44.4%		63.2%	76.6%	89.3%	89.9%
One Hughes Landing (l)	100.0%	99.2%	87.3%		36.1%	—	—	—
Two Hughes Landing (c)	84.8%	20.6%	13.2%		—	—	—	—
2201 Lake Woodlands Drive (m)	0.0%	0.0%	50.0%		66.7%	83.4%	100.0%	100.0%
9303 New Trails	93.9%	93.6%	94.6%		94.3%	99.0%	78.8%	73.8%
110 N. Wacker	100.0%	100.0%	100.0%		100.0%	100.0%	100.0%	100.0%
3831 Technology Forest Drive (c)	100.0%	100.0%	100.0%		—	—	—	—
3 Waterway Square (n)	100.0%	98.4%	98.2%		84.9%	—	—	—
4 Waterway Square	100.0%	100.0%	100.0%		100.0%	99.3%	59.8%	25.7%
1400 Woodloch Forest	92.2%	91.7%	83.0%		85.7%	100.0%	78.3%	94.2%

(a)	Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future.
(b)

The differences between leased and occupied are primarily attributable to new tenants having pre-leased space but not yet moved in. Annual Weighted Average Occupancy  Rates represent the weighted average square feet occupied during the year divided by total gross leasable area (“GLA”).

(c)	Columbia Regional Building and Two Hughes Landing opened in the third quarter 2014, Downtown Summerlin and 3831 Technology Forest Drive opened in the fourth quarter 2014.

(d)	Excludes 387,000 square feet of anchors, 165,567 square feet of pad sites, and 235,179 square feet of office.
(e)

The annual weighted average occupancy rates for both Downtown Summerlin and for 10-60 Columbia Corporate Center are calculated as of their acquisition date or the date in which the asset was opened and placed into service. The specific dates are as follows: Downtown Summerlin – October 2014; 10-60 Columbia Corporate Center – December 2014.

(f)	1701 Lake Robbins was acquired in the third quarter 2014 and 10-60 Columbia Corporate Center was acquired in the fourth quarter 2014.
(g)	Occupancy rates exclude 438,937 square feet that is owned and occupied by Sears and Macy's.
(h)	Occupancy rates in 2014 and 2013 reflect the impact of Superstorm Sandy. Additionally, occupancy rates in 2014 reflect the impact of redevelopment efforts.
(i)	Waterway Garage Retail opened in the third quarter 2011.
(j)	Annual Weighted Average Occupancy Rates are computed based on the weighted average square feet of each office building.
(k)	70 Columbia Corporate Center was acquired during the third quarter of 2012.
(l)	One Hughes Landing was placed in service during the third quarter 2014.
(m)	Building is used as a temporary space for tenants relocating to new developments.
(n)	3 Waterway Square was placed in service during the second quarter 2013.

The following table summarizes our Strategic Development projects:

						Acquisition
	Location	Size / GLA		Size (Acres)		Year
Strategic Developments Under Construction:
Anaha Condominiums	Honolulu, HI	311 units / 17,000 retail		2		—
Creekside Village Green	The Woodlands, TX	74,352		6		—
1725-35 Hughes Landing Boulevard	The Woodlands, TX	647,000		4		—
Hughes Landing Hotel	The Woodlands, TX	205 keys		2		—
Hughes Landing Retail	The Woodlands, TX	123,000		9		—
The Metropolitan Downtown Columbia Project	Columbia, MD	380 units / 14,000 retail		4		—
Three Hughes Landing	The Woodlands, TX	324,000		4		—
ONE Ala Moana	Honolulu, HI	206 units		—		—
One Lake's Edge	The Woodlands, TX	390 units / 22,289 retail		3		—
Waiea Condominiums	Honolulu, HI	171 units / 8,000 retail		2		—
Waterway Square Hotel	The Woodlands, TX	302 keys		1		—

Other Strategic Developments:
Alameda Plaza	Pocatello, ID	65,292	(a)	7		2002
AllenTowne	Allen, TX	—		238		2006
Bridges at Mint Hill	Charlotte, NC	—		210		2007
Century Plaza	Birmingham, AL	740,000	(b)	59		1997
Circle T Ranch and Power Center	Dallas / Ft. Worth, TX	—		279		2005
Commercial Land (c)	The Woodlands, TX	—		4		—
Cottonwood Mall	Holladay, UT	196,975		54		2002
Elk Grove Promenade	Elk Grove, CA	—		100		2003
Fashion Show Air Rights	Las Vegas, NV	—		—		2004
Kendall Town Center	Kendall, FL	—		70		2004
Lakeland Village Center	Bridgeland, TX	83,400		8		—
Lakemoor (Volo) Land	Lakemoor, IL	—		40		1995
Maui Ranch Land	Maui, HI	—		20	(d)	2002
Parcel C	Columbia, MD	437 units / 31,000 retail		5		2004
Seaport District Assemblage	New York, NY	621,651		0		2014
Summerlin Apartments, LLC	Las Vegas, NV	124 units		5		—
Ward Block M	Honolulu, HI	466 units / 78,000 retail		3		—
Ward Village Gateway Towers	Honolulu, HI	236 units / 20,000 retail		4		—
Ward Workforce Housing	Honolulu, HI	424 units / 23,000 retail		1		—
West Windsor	West Windsor, NJ	—		658		2004
Total				1,802

(a)	Alameda Plaza square feet represents GLA for two buildings, which are vacant.
(b)	Century Plaza square feet represents GLA for entire mall, which is vacant.
(c)	Represents MPC land transferred to the Strategic Developments segment for future development at The Woodlands.

(d)	Maui Ranch Land size represents two 10-acre land parcels.

ITEM 3.   LEGAL PROCEEDINGS

We, as part of our normal business activities, are a party to a number of legal proceedings. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. We disclose material pending legal proceedings pursuant to Securities and Exchange Commission rules and other pending matters as we may determine to be appropriate.

For more information on our legal proceedings, please refer to “Note 10 – Commitments and Contingencies” within our Audited Consolidated Financial Statements.

ITEM 4.   MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “HHC”. The following table shows the high and low sales prices of the our common stock on NYSE, as reported in the consolidated transaction reporting system for each quarter of fiscal 2014 and 2013.

	Common Stock
	Price Range
	High	Low
Year Ended December 31, 2014
Fourth Quarter	$151.86	$119.30
Third Quarter	$160.62	$143.77
Second Quarter	$158.11	$136.73
First Quarter	$147.72	$116.22
Year Ended December 31, 2013
Fourth Quarter	$121.68	$105.51
Third Quarter	$118.86	$100.35
Second Quarter	$113.79	$82.72
First Quarter	$84.42	$70.74

No dividends have been declared or paid in 2014 or 2013. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, restrictions under debt agreements, financial condition and future prospects and other factors the board of directors may deem relevant.

Number of Holders of Record

As of February 24, 2015, there were 2,324 stockholders of record of the Company’s common stock.

Performance Graph

The following performance graph compares the quarterly dollar change in the cumulative total shareholder return on our common stock with the cumulative total returns of the NYSE Composite Index and the group of companies in the Morningstar Real Estate – General Index. The graph was prepared based on the following assumption:

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

Our selected historical data for 2014, 2013 and 2012, which is presented in accordance with GAAP is not comparable to 2011 and 2010 due to the acquisition of our partner’s 47.5% economic interest in The Woodlands on July 1, 2011. As of the acquisition date, we consolidated The Woodlands’ financial results. Prior to the acquisition, we accounted for our investment in The Woodlands using the equity method.

The selected historical financial data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012 has been derived from our audited Consolidated Financial Statements, which are included in this Annual Report as referenced in the index on page F-1.

The selected historical financial data as of December 31, 2012 and 2011 and for the year ended December 31, 2011 has been derived from our audited Consolidated Financial Statements which are not included in this Annual Report.

The selected historical combined financial data as of and for the year ended December 31, 2010 has been derived from our audited Consolidated and Combined Financial Statements which are not included in this Annual Report.

Our spin-off in 2010 did not change the carrying value of our assets and liabilities. Operations for 2010 are presented as the aggregation of the combined results from January 1, 2010 to November 9, 2010 and the consolidated results from November 10, 2010 to December 31, 2010.

Prior to the spin-off, effective November 10, 2010, our combined financial statements were carved out from the financial books and records of GGP at a carrying value reflective of historical cost in GGP’s records. Our historical financial results for these periods reflect allocations for certain corporate costs, and we believe such allocations are reasonable. Such results do not reflect what our expenses would have been had we been operating as a separate, stand-alone publicly traded company. The historical combined financial information presented for periods prior to our separation from GGP are not indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, stand-alone entity during such period.

The historical results set forth below do not indicate results expected for any future periods. The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010

	(In thousands, except per share amounts)
Operating Data:
Revenues	$634,565	$469,418	$376,886	$275,689	$142,718
Depreciation and amortization	(55,958)	(33,845)	(24,429)	(16,782)	(16,563)
Provisions for impairment	-	-	-	-	(503,356)
Other operating expenses	(411,885)	(324,359)	(279,992)	(231,442)	(134,666)
Interest income/(expense), net	(16,093)	(6,574)	8,473	9,876	(2,053)
Reorganization items	-	-	-	-	(57,282)
Warrant liability gain (loss)	(60,520)	(181,987)	(185,017)	101,584	(140,900)
Increase (reduction) in tax indemnity receivable	90	(1,206)	(20,260)	-	-
Loss on settlement of tax indemnity receivable	(74,095)	-	-	-	-
Equity in earnings from Real Estate and Other Affiliates	23,336	14,428	3,683	8,578	9,413
Provision for income taxes	(62,960)	(9,570)	(6,887)	18,325	633,459
Investment in real estate affiliate basis adjustment	-	-	-	(6,053)	-
Early extinguishment of debt	-	-	-	(11,305)	-
Net income (loss)	(23,520)	(73,695)	(127,543)	148,470	(69,230)
Net income attributable to noncontrolling interests	(11)	(95)	(745)	(1,290)	(201)
Net income (loss) attributable to common stockholders	$(23,531)	$(73,790)	$(128,288)	$147,180	$(69,431)

Basic earnings (loss) per share:	$(0.60)	$(1.87)	$(3.36)	$3.88	$(1.84)

Diluted earnings (loss) per share:	$(0.60)	$(1.87)	$(3.36)	$1.17	$(1.84)

	Year Ended December 31,
	2014	2013	2012	2011	2010

	(In thousands)
Cash Flow Data:
Operating activities	$(58,315)	$129,332	$153,064	$86,508	$(67,899)
Investing activities	(746,456)	(294,325)	(81,349)	(39,680)	(111,829)
Financing activities	470,274	830,744	(70,084)	(103,944)	461,206

	As of December 31,
	2014	2013	2012	2011	2010

	(In thousands)
Balance Sheet Data:
Investments in real estate - cost	$4,170,242	$3,085,854	$2,778,775	$2,648,520	$2,311,520
Total assets	5,119,931	4,567,868	3,503,042	3,399,593	3,022,707
Total debt	1,993,470	1,514,623	688,312	606,477	318,660
Total equity	2,227,506	2,245,146	2,310,997	2,329,599	2,179,107

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties, assumptions and other factors, including those described in Part I, “Item 1A. Risk Factors” and elsewhere in this Annual Report. These factors could cause our actual results in 2015 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Please refer to “Item 1 – Business” for a general description of each of the assets contained in our three business segments.

The following highlights significant milestones achieved by The Howard Hughes Corporation during 2014.  Each of these items is more fully described hereinafter:

•	Increased operating income and equity in earnings from real estate affiliates by $64.5 million, or 51.4%, to $190.1 million in 2014, compared to $125.6 million in 2013.
•	Generated $325.1 million in land sales revenue for 2014, a 29.4% increase compared to 2013.
•	Net operating income from income-producing Operating Assets increased $9.7 million, or 15.1%, to $74.1 million in 2014 compared to $64.4 million in 2013.

We completed the following development or redevelopment projects in 2014:

•

Downtown Summerlin, a mixed-use development encompassing 1.6 million square feet opened in October 2014. The retail portion of the project is 72.5% leased and the office building is 27.6% pre-leased, including our management office which has leased 12.4%, as of February 1, 2015.

•	The Woodlands Resort and Conference Center completed redevelopment in December 2014. The property remained open during its redevelopment.
•

The Outlet Collection at Riverwalk, located in New Orleans, Louisiana, the nation’s first outlet center located in a downtown setting, re-opened in May 2014.  The property is 100% leased as of February 1, 2015.

•	The Columbia Regional Building, an 88,556 square foot Whole Foods-anchored mixed use building, re-opened in August 2014. The building is 77.4% leased as of February 1, 2015.
•	Two Hughes Landing, a 197,714 square foot office building in The Woodlands, opened in September 2014. The building is 86.2% leased as of February 1, 2015.
•	3831 Technology Forest Drive, a 95,078 square foot build-to-suit office building that is 100% leased to Kiewit Energy Group opened in December 2014.
•	Millennium Phase II, a 314-unit apartment building in The Woodlands and being developed in a joint venture, opened in September 2014. 44.3% of the units are leased as of February 1, 2015.
•	ONE Ala Moana, a 206-unit luxury condominium tower development located in Honolulu, Hawaii and being developed in a joint venture, closed on the sale of 201 of its units in the fourth quarter 2014.

We continued development on the following projects begun in 2013 and which will open in 2015:

•	Two office buildings totaling 647,000 square feet substantially pre-leased to ExxonMobil.
•	Creekside Village Green, a 74,352 square foot mixed use project located in The Woodlands that is 59.3% pre-leased as of February 1, 2015.
•	The Metropolitan, a 380-unit apartment building in Columbia, Maryland that is 16.1% pre-leased as of February 1, 2015.
•	Hughes Landing Retail, a 123,000 square foot Whole Foods-anchored retail project that is 78.2% pre-leased as of February 1, 2015.
•	One Lakes Edge, a 390-unit apartment building in The Woodlands that is 8.7% pre-leased as of February 1, 2015.

We began construction on the following projects in 2014:

•	Three Hughes Landing, a 324,000 square foot Class A office building in The Woodlands expected to be completed in 2015.
•	A 302-key Westin Hotel and a 205-key Embassy Suites hotel in The Woodlands.
•

Launched public pre-sales and began construction of our two market rate residential condominium towers, Waiea and Anaha, at Ward Village. Waiea Condominiums, containing 171 units, that we expect to complete by the end of 2016, and Anaha Condominiums, containing 311 units, that we expect to be complete in 2017.  87.7% of the Waiea and 78.1% of the Anaha units are under contract as of February 1, 2015.

We acquired the following properties during 2014:

•

Seaport District Assemblage, consisting of a 48,000 square foot commercial building on a 15,744 square foot lot and certain air rights with total residential and commercial development rights of 621,651 square feet at South Street Seaport, was purchased for $136.7 million. Property and air rights representing an additional 196,133 square feet of development rights were under contract as of December 31, 2014. If these acquisitions close, we will own commercial development rights on the assemblage totaling 817,784 square feet.

•

A new MPC located in Conroe, Texas, consisting of 2,055 acres of undeveloped land located 13 miles north of The Woodlands, was acquired for $98.5 million. We have preliminarily planned for 1,452 acres of residential and 161 acres of commercial development on the combined sites, and currently estimate that the residential acres will yield approximately 4,800 lots. The first lots are expected to be completed in 2016 and sold in 2017.

•

Six office buildings in downtown Columbia, Maryland adjacent to our developable commercial land as partial satisfaction of GGP’s obligation to indemnify us for certain taxes under the Tax Matters Agreement, were conveyed at their fair market value of $130.0 million.

•	85 South Street, an eight story 60,000 square foot multi-family property located two blocks south of Pier 17 and within the Seaport District, was acquired for $20.1 million.
•	1701 Lake Robbins, a 12,376 square feet retail building located in The Woodlands for $5.7 million.
•	100% of the fee simple interest in the land underlying the office building located at 110 N. Wacker Drive in downtown Chicago, was acquired for $12.3 million.

During 2014, HHC also:

•

Announced the development of Lakeland Village Center, an 83,400 square foot mixed-use commercial project at our Bridgeland MPC.  CVS Pharmacy has entered into a ground lease and will construct a 15,300 square foot store on the site to anchor the project. We expect to begin construction in the first half of 2015 with completion expected in early 2016.

•	Entered into a joint venture with a national multi-family real estate developer to construct, own and operate a 124-unit gated luxury apartment development in Downtown Summerlin.
•	Entered into a 20-year lease with Whole Foods Market within our Ward Village community in the heart of Honolulu.
•

Announced an agreement to form a joint venture with Discovery Land Company, the world’s leading developer of private clubs and luxury communities, to develop an exclusive luxury community on approximately 555 acres of our land within the Summerlin MPC.

•	Sold the Redlands Promenade and Redlands Mall properties, located in Redlands, California for $12.4 million of pre-tax proceeds.
•	Closed on $1.3 billion of financings.

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

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate other income, corporate interest income, corporate interest and depreciation expense, provision for income taxes, warrant liability gain (loss) and the increase (reduction) in tax indemnity receivable. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.  A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 17 – Segments.

REP EBT should not be considered as an alternative to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss), as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of this metric are that it does not include the following:

•	cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	corporate general and administrative expenses;
•	interest expense on our corporate debt;
•	income taxes that we may be required to pay;
•	any cash requirements for replacement of fully depreciated or amortized assets;
•	limitations on, or costs related to, transferring earnings from our Real Estate Affiliates to us.

Operating Assets Net Operating Income

We believe that net operating income (“NOI”) is a useful supplemental measure of the performance of our Operating Assets because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs. We define NOI as revenues (rental income, tenant recoveries and other revenue) less expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight line rents and amortization of tenant incentives, net interest expense, ground rent amortization, demolition costs, amortization, depreciation, development-related marketing costs and equity in earnings from Real Estate Affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns.

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

Results of Operations

Our revenues primarily are derived from the sale of individual lots at our master planned communities to homebuilders, from tenants at our operating assets in the form of fixed minimum rents, overage rent and recoveries of operating expenses, and from the sale of condominium units.

The following table reflects our results of operations for the years ended December 31, 2014, 2013 and 2012, respectively:

	Year Ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change	Change
(In thousands, except per share amounts)
MPC segment revenues	$363,295	$274,770	$207,039	$88,525	$67,731
Operating Assets segment revenues	186,290	160,586	165,091	25,704	(4,505)
Strategic Developments segment revenues	84,980	34,062	4,756	50,918	29,306
Total segment revenues	634,565	469,418	376,886	165,147	92,532

MPC segment REP EBT	221,181	130,978	91,937	90,203	39,041
Operating Assets segment REP EBT	(13,801)	(2,551)	19,468	(11,250)	(22,019)
Strategic Developments segment REP EBT	48,458	26,010	(1,700)	22,448	27,710
Total segment REP EBT	255,838	154,437	109,705	101,401	44,732
General and administrative	(73,569)	(48,466)	(36,548)	(25,103)	(11,918)
Corporate interest income/(expense), net	(30,819)	(10,575)	10,153	(20,244)	(20,728)
Warrant liability loss	(60,520)	(181,987)	(185,017)	121,467	3,030
Increase (reduction) in tax indemnity receivable	90	(1,206)	(20,260)	1,296	19,054
Loss on settlement of tax indemnity receivable	(74,095)	-	-	(74,095)	-
Corporate other income, net	27,098	25,869	2,125	1,229	23,744
Corporate depreciation and amortization	(4,583)	(2,197)	(814)	(2,386)	(1,383)
Provision for income taxes	(62,960)	(9,570)	(6,887)	(53,390)	(2,683)
Net loss	(23,520)	(73,695)	(127,543)	50,175	53,848
Net income attributable to noncontrolling interests	(11)	(95)	(745)	84	650
Net loss attributable to common stockholders	$(23,531)	$(73,790)	$(128,288)	$50,259	$54,498

Basic and diluted loss per share	$(0.60)	$(1.87)	$(3.36)	$1.27	$1.49

Consolidated revenues for the year ended December 31, 2014 increased compared to the same period in 2013 primarily due to higher revenues in our MPC, Operating Assets and Strategic Developments segments. MPC segment revenue increased due to higher commercial land sales in The Woodlands and higher residential land sales in Bridgeland and Summerlin. Operating

Assets segment revenue increased primarily due to the re-opening of the Outlet Collection at Riverwalk, the opening of Downtown Summerlin, increased leasing at Park West and Waterway Garage Retail, and 3 Waterway Square and One Hughes Landing having a full year of operations in 2014. Strategic Developments segment revenue increased primarily due to recognition of revenue related to beginning construction on our Waiea Condominium project.

Consolidated revenues for the year ended December 31, 2013 increased compared to the same period in 2012 primarily due to higher revenues in our MPC and Strategic Developments segments. MPC segment revenues increased primarily due to strong homebuilder demand for superpad sites at Summerlin and finished lots in The Woodlands. Strategic Developments segment revenues increased primarily due to the recognition of revenue related to our initial sale of the air rights for ONE Ala Moana condominium project into a joint venture and the portion of the deferred sale relating to our ongoing 50% interest in the condominium rights, recognized on a percentage of completion basis.

General and administrative expenses for the year ended December 31, 2014 increased compared to the same period in 2013. The increase is primarily due to $11.4 million of increased headcount and compensation costs, which includes a $2.4 million increase in amortization of non-cash stock based compensation, $4.7 million of higher travel costs, $4.0 million of higher legal fees and settlements, $1.6 million of increased information technology costs due to system implementations and upgrades, $1.2 million of increased advertising and marketing costs, $0.8 million of additional consulting and professional fees and $1.4 million of other items.

General and administrative expenses for the year ended December 31, 2013 increased compared to the same period in 2012 primarily due to $9.2 million of additional compensation costs due to increased headcount, which includes a $1.8 million increase in amortization of non-cash stock based compensation, higher professional fees of $2.3 million and $0.4 million of other items.

The increase in the provision for income taxes for the year ended December 31, 2014 compared to 2013 is attributable to increases in operating income as compared to 2013, interest expense on the uncertain tax position, and other permanent items. The increase in provision for income taxes for the year ended December 31, 2013 compared to 2012 is attributable to increases in operating income as compared to 2012, the recording of a $53.9 million deferred tax liability in our captive REIT, and other permanent items, partially offset by an $88.8 million tax benefit from the release of valuation allowances.

We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable, and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rates based upon actual operating results were 159.7% for the year ended December 31, 2014 compared to (14.9%) for the year ended December 31, 2013. The changes in the tax rate were primarily attributable to the changes in the warrant liability, valuation allowance, unrecognized tax benefits and loss on settlement of tax indemnity receivable as well as other permanent items. If changes in the warrant liability, valuation allowance, unrecognized tax benefits, tax on Victoria Ward, loss on settlement of tax indemnity receivable and other material discrete adjustments to deferred tax liabilities were excluded from the effective tax rate computation, the effective tax rates would have been 36.3% and 37.8% for the years ended December 31, 2014 and 2013, respectively.

The improvement in Net loss attributable to common stockholders for the year ended December 31, 2014 compared to the same period in 2013 is primarily due to a lower warrant liability loss and higher earnings in our MPC and Strategic Developments segments. These improvements were partially offset by lower earnings in our Operating Assets segment, the loss on the settlement of the tax indemnity receivable, higher provision for income taxes, higher general and administrative expenses, and higher interest expense resulting from the $750.0 million principal balance on our 6.875% Senior Notes issued on October 2, 2013. The higher interest expense was partially offset by an increase in interest income related to our tax indemnity receivable due to the outcome of the Tax Court decision discussed in Note 9 – Income Taxes. The loss on settlement of tax indemnity receivable for the year ended December 31, 2014 is due to HHC and GGP agreeing to a settlement of the tax indemnity agreement on December 12, 2014. In consideration for the full release of the liability under the agreement, GGP agreed to pay HHC $138.0 million and also convey six office buildings in Columbia, MD with a fair market value of $130.0 million.

The improvement in Net loss attributable to common stockholders for the year ended December 31, 2013 compared to the same period in 2012 is primarily due to higher earnings in our MPC and Strategic Developments segments, an increase in the tax indemnity receivable relating to the utilization of tax assets and higher other income. Other income for the year ended December 31, 2013 includes a $12.2 million pre-tax gain recognized on insurance proceeds received relating to South Street Seaport, an $8.5 million pre-tax gain recognized on the sale of our Head Acquisition, LP interest, a $4.5 million favorable legal settlement relating to the British Petroleum oil spill in the Gulf of Mexico in 2010 and a $0.6 million gain from the sale of Rio West Mall. These favorable items were partially offset by lower earnings in our Operating Assets segment, higher general and administrative expenses and higher net interest expense in 2013 primarily attributable to the Senior Notes.

Please refer to the individual segment operations sections that follow for explanations of the segment variances.

Master Planned Communities

Master Planned Communities Revenues and Expenses(*)

For the years ended December 31,

(In thousands, except %)

	Bridgeland			Maryland				Summerlin			The Woodlands			Total MPC
	2014	2013	2012	2014		2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Land sales	$38,330	$13,610	$21,875	$-		$13,000	$9,456	$118,815	$116,928	$34,796	$167,954	$107,679	$116,516	$325,099	$251,217	$182,643
Builder price participation	695	1,162	1,278	-		787	179	13,871	5,462	3,567	6,342	1,945	723	20,908	9,356	5,747
Minimum rents	-	-	-	-		2	-	818	779	576	-	-	-	818	781	576
Other land sale revenues	295	330	399	773		703	2,337	6,167	6,795	6,281	9,235	5,588	9,056	16,470	13,416	18,073
Total revenues	39,320	15,102	23,552	773		14,492	11,972	139,671	129,964	45,220	183,531	115,212	126,295	363,295	274,770	207,039

Cost of sales - land	13,108	4,413	6,956	-		8,103	5,229	70,597	69,764	23,680	35,967	41,760	53,433	119,672	124,040	89,298
Land sales operations	3,702	3,947	5,258	736		1,146	1,049	10,062	9,729	8,929	17,432	16,004	17,581	31,932	30,826	32,817
Land sales real estate and business taxes	819	(19)	195	710		650	807	3,924	3,388	3,043	4,409	3,569	3,513	9,862	7,588	7,558
Provision (recovery) for doubtful accounts	-	-	-	-		-	-	(11)	-	-	-	-	-	(11)	-	-
Depreciation and amortization	128	-	-	31		6	3	118	20	62	120	6	7	397	32	72
Total expenses	17,757	8,341	12,409	1,477		9,905	7,088	84,690	82,901	35,714	57,928	61,339	74,534	161,852	162,486	129,745

Operating income	21,563	6,761	11,143	(704)		4,587	4,884	54,981	47,063	9,506	125,603	53,873	51,761	201,443	112,284	77,294

Interest expense, net (a)	(8,906)	(6,890)	(5,596)	(86)		(1,664)	(1,727)	(15,077)	(16,180)	(13,348)	4,331	6,040	6,028	(19,738)	(18,694)	(14,643)
MPC REP EBT	$30,469	$13,651	$16,739	$(618)	(c)	$6,251	$6,611	$70,058	$63,243	$22,854	$121,272	$47,833	$45,733	$221,181	$130,978	$91,937

Gross Margin % (b)	66.4%	70.1%	70.0%	0.0%		41.2%	45.7%	46.8%	43.0%	38.3%	79.4%	61.9%	54.4%	65.4%	52.4%	52.6%

(*)   For a reconciliation of MPC REP EBT to consolidated income (loss) before taxes, refer to Note 17 – Segments.

(a)	Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets segment and corporate debt.
(b)	Gross margin % is the ratio of Land sales plus Builder price participation less Cost of sales-land, divided by Land sales plus Builder price participation.
(c)	The negative MPC REP EBT in Maryland is due to no land sales in 2014, however, certain costs such as real estate taxes and administrative expenses continue to be incurred.

MPC revenues vary between periods based on economic conditions and several factors such as, but not limited to, location, availability of land for sale, development density and residential or commercial use. Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for our superpad sites and lots; therefore, we use this statistic in the discussion of our MPC operating results. Net new home sales reflect home sales made by homebuilders, less cancelations. Cancelations occur when a home buyer signs a contract to purchase a home, but later fails to qualify for a home mortgage or is unable to provide an adequate down payment to complete the home sale. Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized project costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition and development costs reduced by any previous impairment charges. Development expenditures are capitalized and generally not reflected in the Consolidated Statements of Operations in the current year.

Builder price participation generally represents the amount collected in excess of the base lot price. The excess amount is calculated based on the actual home price multiplied by an agreed upon percentage stipulated in the land sales contract, less the base lot price.

Cost of land sales is based on cost ratios which are determined as a specified percentage of land sales revenues for each master planned community project. The cost ratios are based on actual costs incurred and estimates of development costs and sales revenues for completion of each project.

Interest expense, net reflects the amount of interest that is capitalized at the project level.

MPC Sales Summary

	Land Sales			Acres Sold			Number of Lots/Units			Price per acre			Price per lot
	Year Ending December 31,
($ In thousands)	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Bridgeland
Residential
Single family - detached	$38,330	$10,974	$21,875	84.6	33.2	80.5	401	143	389	$453	$331	272	$96	$77	$56
Commercial
Apartments	-	2,636	-	-	16.6	-	-	-	-	-	159	-	-	-	-
Total	38,330	13,610	21,875	84.6	49.8	80.5	401	143	389	453	273	272	96	77	56
$ Change	24,720	(8,265)	-	34.8	(30.7)	-	258	(246)	-	180	1	-	19	21	-
% Change	181.6%	-37.8%	-	69.9%	-38.1%	-	180.4%	-63.2%	-	65.9%	0.4%	-	24.7%	37.5%	-

Maryland Communities
Residential
Townhomes	-	-	4,156	-	-	1.2	-	-	28	-	-	3,463	-	-	148
Commercial
Office and other	-	13,000	-	-	56.2	-	-	-	-	-	231	-	-	-	-
Apartments	-	-	5,300	-	-	18.7	-	-	-	-	-	283	-	-	-
Total	-	13,000	9,456	-	56.2	19.9	-	-	28	-	231	475	-	-	148
$ Change	(13,000)	3,544	-	(56.2)	36.3	-	-	(28)	-	(231)	(244)	-	-	(148)	-
% Change	NM	37.5%	-	NM	182.4%	-	-	NM	-	NM	-51.4%	-	-	NM	-

Summerlin
Residential
Superpad sites	115,447	83,191	12,505	241.7	257.3	55.3	1,148	1,164	232	478	323	226	101	71	54
Single family - detached	14,434	18,038	14,394	17.9	23.4	20.7	77	157	158	806	771	695	187	115	91
Custom lots	12,276	4,813	4,141	9.5	5.3	5.3	20	12	10	1,292	908	781	614	401	414
Commercial
Office and other	-	4,526	-	-	7.3	-	-	-	-	-	620	-	-	-	-
Retail	650	-	784	0.7		1.0	-			929		784	-
Not-for-profit	-	1,334	-	-	5.9	-	-	-	-	-	226	-	-	-	-
Other	2,250	575	-	10.0	17.2	-	-	-	-	225	33	-	-	-	-
Total	145,057	112,477	31,824	279.8	316.4	82.3	1,245	1,333	400	518	355	387	114	80	78
$ Change	32,580	80,653	-	(36.6)	234.1	-	(88)	933	-	163	(32)	-	34	2	-
% Change	29.0%	253.4%	-	-11.6%	284.4%	-	-6.6%	233.3%	-	45.9%	-8.3%	-	42.5%	2.6%	-

The Woodlands
Residential
Single family - detached	73,669	100,142	100,235	99.9	162.8	241.6	393	589	979	737	615	415	187	170	102
Single family - attached	4,202	3,897	-	6.0	7.1	-	73	80	-	700	549	-	58	49	-
Commercial
Medical	70,550	-	-	58.9	-	-	-	-	-	1,198	-	-	-	-	-
Office and other	2,131	1,500	9,069	3.3	2.1	14.2	-	-	-	646	714	639	-	-	-
Retail	17,401	1,261	7,904	30.3	1.6	18.4	-	-	-	574	788	430	-	-	-
Other	-	135	50	-	0.7	0.8	-	-	-	-	193	63	-	-	-
Total	167,953	106,935	117,258	198.4	174.3	275.0	466	669	979	847	614	426	167	156	102
$ Change	61,018	(10,323)	-	24.1	(100.7)	-	(203)	(310)	-	233	188	-	11	54	-
% Change	57.1%	-8.8%	-	13.8%	-36.6%	-	-30.3%	-31.7%	-	37.9%	44.1%	-	7.1%	52.9%	-

Total acreage sales revenue	351,340	246,022	180,413	562.8	596.7	457.7	2,112	2,145	1,796

Deferred revenue	(37,173)	(12,451)	(2,092)
Special Improvement District revenue *	10,932	17,646	4,322
Total segment land sales revenue - GAAP basis	$325,099	$251,217	$182,643

* - Applicable exclusively to Summerlin.

NM - Not meaningful.

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

Bridgeland

The increase for the year ended December 31, 2014 compared to 2013 in Bridgeland land sales primarily relates to the receipt of a wetlands permit in February 2014 from the U.S. Army Corps of Engineers, that allowed for new lot development. In addition, lot sales pricing increased as a result of strong demand for new homes. For the year ended December 31, 2014, Bridgeland sold 84.6 residential acres compared to 33.2 acres in 2013, and the average price per residential acre (single-family – detached) increased $122,000, or 36.9% to $453,000 for the year ended December 31, 2014 compared to $331,000 in 2013. For the year ended December 31, 2013, Bridgeland sold 33.2 acres compared to 80.5 acres in 2012, and the average price per residential acre (single-family – detached) increased $59,000, or 21.7% to $331,000 for the year ended December 31, 2013 compared to $272,000 in 2012. The decrease in Bridgeland land sales for the year ended December 31, 2013 compared to 2012 was due to lack of lot inventory during 2013.

As of December 31, 2014, Bridgeland had 118 residential lots under contract, all of which are scheduled to close in the first quarter 2015 for $5.3 million.

Builder price participation decreased for the year ended December 31, 2014 compared to 2013 at Bridgeland due to fewer home sales during 2014. Development of lots and model homes needed to be built in new sections while awaiting receipt of the wetlands permit.

Cost of sales – land for the year ended December 31, 2014 compared to 2013 at Bridgeland increased due to higher land sales.

Interest expense, net reflects the amount of interest that is capitalized at the project level. Interest expense, net increased for the year ended December 31, 2014 compared to 2013 at Bridgeland due to higher interest capitalization as a result of the increased level of development expenditures after receipt of the wetlands permit. Interest expense, net increased for the year ended December 31, 2013 compared to 2012 at Bridgeland due to higher consolidated company debt levels which resulted in increased capitalized interest.

The construction of the Grand Parkway is connecting our Bridgeland and The Woodlands communities to ExxonMobil’s new campus. The Grand Parkway is an approximate 180-mile circumferential highway traversing seven counties and encircling the Greater Houston region. The segment of the Grand Parkway that runs through our Bridgeland property has already been completed, and we believe that the completion of construction of the entire Grand Parkway will positively impact the surrounding areas. The new 385-acre ExxonMobil campus is located just south of The Woodlands and is in close proximity to the Grand Parkway. The segment connecting Bridgeland to I-45 near the ExxonMobil campus is expected to be completed by late 2015. The ExxonMobil campus is expected to include approximately three million square feet of space, and we believe it is one of the largest construction projects currently under way in the United States. ExxonMobil began relocating employees to its new location in March 2014. ExxonMobil currently has approximately 2,200 employees working at the new facility and will continue with relocations into 2015. Upon completion of the relocation, in the latter part of 2015, ExxonMobil expects approximately 10,000 people will be employed at the new campus. The direct and indirect jobs related to this relocation are positively impacting The Woodlands and Bridgeland due to increased housing demand, as well as commercial space needs for companies servicing ExxonMobil.

Conroe

In 2014, we purchased 2,055 acres of undeveloped land located in Conroe, Texas for $98.5 million. We have preliminarily planned for 1,452 acres of residential and 161 acres of commercial development on the combined sites, and currently estimate that the residential acres will yield approximately 4,800 lots. We have a contract to purchase an additional 61 adjacent acres before June 30, 2015 for $2.5 million which are planned for 36 acres of residential that we estimate will yield approximately

120 lots. The first lots are expected to be delivered in 2016 with lot sales starting in the first quarter 2017. This land acquisition will be developed by The Woodlands management team.

Maryland

There were no land sales for the year ended December 31, 2014 at Maryland. All of the residential land inventory was depleted by the end of 2013 and there were no commercial land sales in 2014.

Summerlin

The increase in Summerlin’s land sales for the year ended December 31, 2014 compared to 2013 was primarily due to higher pricing for our custom lots and superpad sites, partially offset by lower superpad acreage sold compared to the same period in 2013. Homebuilder demand for land in Summerlin continues to remain strong and Summerlin’s strategy is to manage the development and delivery of residential parcels for sale in order to increase the long-term value of the project. The increase for the year ended December 31, 2013 compared to 2012 was primarily due to increasing new home demand and low new home sales inventory, resulting in significantly higher sales of superpad sites to homebuilders in terms of volume and price per acre. Superpad sites are generally 20 to 25 acre parcels of unimproved land where we develop and construct the major utilities (water, sewer and drainage) and roads to the borders of the parcel and the homebuilder completes the on-site utilities, roads and finished lots. The average price per superpad acre increased $155,000, or 48.0% to $478,000 for the year ended December 31, 2014, compared to $323,000 for the year ended December 31, 2013. The average price per superpad acre increased $97,000, or 42.9% to $323,000 for the year ended December 31, 2013, compared to $226,000 for the year ended December 31, 2012. The increase for the years ended December 31, 2014 and 2013 in average price per acre is primarily due to a scarcity of attractive developable residential land in the Las Vegas market and the continued recovery of the local housing market.

Summerlin had 437 new home sales for the year ended December 31, 2014, representing a 22.8% and 7.2% decrease compared to 566 and 471 new home sales for the same periods in 2013 and 2012, respectively. The median new home price in Summerlin, however, increased 49.6% to $513,000 for 2014 compared to a median new home price of $343,000 for the same period in 2013.

Gross margin increased for the year ended December 31, 2014 compared to 2013 at Summerlin due to increased builder price participation revenue as a result of home sales price appreciation. Gross margin increased for the year ended December 31, 2013 compared to 2012 at Summerlin due to increased builder price participation revenue as a result of home sales price appreciation and increased land sales revenue.

Builder price participation increased for the year ended December 31, 2014 compared to 2013 at Summerlin due to home closings at higher prices.

During the second quarter 2014, we announced a joint venture with Discovery Land Company (“Discovery Land”), a leading developer of private clubs and luxury communities, to develop an exclusive luxury community on approximately 555 acres of land within the Summerlin MPC. We expect to contribute our land to the joint venture at the agreed upon value of $226,000 per acre, or $125.4 million in the first quarter of 2015. Discovery Land’s capital contribution funding requirement consists of the initial development costs and total project costs up to a maximum of $30.0 million and we have no further capital obligations. We are entitled to all cash distributed by the joint venture until our equity contribution plus a 5% preferred return on our contributed capital has been repaid. After receipt of our capital contribution and preferred return, Discovery Land is entitled to all remaining cash distributed by the joint venture until two times its equity contribution has been repaid. Any further cash distributions are shared 50/50. Discovery Land is the manager on the project, and development is expected to begin in the second quarter 2015 with the first lot and home sales expected to begin in early 2016.

The Woodlands

The increase in The Woodlands land sales for the year ended December 31, 2014 compared to 2013 was primarily due to a $70.6 million commercial land sale to a hospital, representing a price of $1.2 million per acre, and four other retail commercial sites totaling $19.5 million. The decrease for the year ended December 31, 2013 compared to 2012 was primarily due to lower commercial land sales. In 2013, we began emphasizing holding land for development rather than selling. This decrease was partially offset by an approximately $3.8 million increase in total residential land sales. For the year ended December 31, 2014,

The Woodlands sold 105.9 residential acres compared to 169.9 acres and 241.6 acres in 2013 and 2012, respectively, but average price per residential acre (single-family – detached) increased $122,000, or 19.8% to $737,000 compared to $615,000 and $415,000 in 2013 and 2012, respectively.

Gross margin increased for the year ended December 31, 2014 compared to 2013 at The Woodlands due to the commercial land sales in 2014 which have a higher profit margin. Gross margin increased for the year ended December 31, 2013 compared to 2012 at The Woodlands due to higher lot prices in 2013 compared to 2012 which resulted in higher profit margins and increased builder price participation revenue as a result of home sales price appreciation and increased land sales revenue.

Builder price participation increased for the year ended December 31, 2014 compared to 2013 at The Woodlands due to home sales price appreciation since initial lot closing.

Other land revenues increased for the year ended December 31, 2014 compared to 2013 due to a trade name contract entered into with a homebuilder to use The Woodlands name. Other land revenues decreased for the year ended December 31, 2013 compared to 2012 due to the land use modification fees collected in 2012 that were not repeated in 2013 and the termination of a contract in June 2012 that provided easement fee revenues to The Woodlands during the first half of 2012.

Land sales operations expenses increased for the year ended December 31, 2014 compared to 2013 due to higher commission and closing costs at The Woodlands for commercial land sales. Land sales operations expense decreased for the year ended December 31, 2013 compared to 2012 at The Woodlands due to reduced advertising and marketing costs, commissions and closing costs, sales incentives and real estate taxes.

Houston is known as the energy capital of the world and is home to more than 5,000 energy related firms.  With crude oil prices dropping by over 50% since mid-2014, the Houston area is widely expected to experience a slowdown in economic growth.  The opening of the new ExxonMobil campus located four miles south of The Woodlands with 10,000 employees may well lessen the impact of an oil price-driven slowdown on home sales in The Woodlands region.

MPC Net Contribution

In addition to REP EBT for the MPCs, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. MPC Net Contribution is defined as MPC REP EBT, plus MPC cost of sales and depreciation and amortization reduced by MPC development and acquisition expenditures. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP is presented in Note 17 - Segments.

The following table sets forth the MPC Net Contribution for the years ended December 31, 2014, 2013 and 2012.

MPC Net Contribution

	Year Ended December 31,			2014-2013	2013-2012
	2014	2013	2012	Change	Change
	(In thousands)
MPC REP EBT (*)	$221,181	$130,978	$91,937	$90,203	$39,041
Plus:
Cost of sales - land	119,672	124,040	89,298	(4,368)	34,742
Depreciation and amortization	397	32	72	365	(40)
Less:
MPC development expenditures	(140,735)	(133,590)	(107,144)	(7,145)	(26,446)
MPC land acquisitions (**)	(118,319)	(5,667)	-	(112,652)	(5,667)
MPC Net Contribution	$82,196	$115,793	$74,163	$(33,597)	$41,630

(*)For a detailed breakdown of our Master Planned Communities segment EBT, refer to Note 17 - Segments.

(**)The year ended December 31, 2014 includes $17.4 million non-monetary consideration relating to land sales of approximately 26 acres of commercial land in The Woodlands.

MPC Net Contribution decreased for the year ended December 31, 2014 compared to 2013 primarily due to land acquisitions in the Conroe, Texas area, offset by increased MPC land sales and builder price participation revenues. MPC Net Contribution increased for the year ended December 31, 2013 compared to 2012 due to increased land sales.

The following table sets forth MPC land inventory activity for the years ended December 31, 2014, 2013 and 2012.

MPC Land Inventory Activity
(In thousands)
	Bridgeland	Conroe	Maryland	Summerlin	The Woodlands	Total MPC
Balance December 31, 2012	$392,007	$-	$67,524	$897,391	$206,200	$1,563,122
Acquisitions	-	-	-	3,261	2,406	5,667
Development expenditures (*)	38,629	-	4,103	45,084	45,774	133,590
MPC Cost of Sales	(4,413)	-	(8,103)	(69,764)	(41,760)	(124,040)
MUD reimbursable costs (**)	(22,505)	-	-	-	(13,745)	(36,250)
Other	(744)	-	(4,215)	1,954	(1,326)	(4,331)
Balance December 31, 2013	402,974	-	59,309	877,926	197,549	1,537,758
Acquisitions	-	98,513	-	-	19,806	118,319
Development expenditures (*)	48,070	764	2,040	54,164	35,697	140,735
MPC Cost of Sales	(13,108)	-	-	(70,597)	(35,967)	(119,672)
MUD reimbursable costs (**)	(29,679)	-	-	-	(7,769)	(37,448)
Other	6,536	7	(2,984)	166	(2,354)	1,371
Balance December 31, 2014	$414,793	$99,284	$58,365	$861,659	$206,962	$1,641,063

(*)Development expenditures are inclusive of capitalized interest and property taxes.

(**)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

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

Total revenues and expenses for the Operating Assets segment are summarized as follows:

Operating Assets Revenues and Expenses (*)

	Year Ended December 31,			2014 - 2013	2013 - 2012
	2014	2013	2012	Change	Change
(In thousands)
Minimum rents	$95,807	$80,124	$81,140	$15,683	$(1,016)
Tenant recoveries	28,133	20,901	23,210	7,232	(2,309)
Resort and conference center revenues	37,921	39,201	39,782	(1,280)	(581)
Other rental and property revenues	24,429	20,360	20,959	4,069	(599)
Total revenues	186,290	160,586	165,091	25,704	(4,505)

Other property operating costs	62,752	61,146	60,072	1,606	1,074
Rental property real estate taxes	14,860	12,065	11,292	2,795	773
Rental property maintenance costs	8,592	7,552	8,073	1,040	(521)
Resort and conference center operations	31,829	29,454	29,112	2,375	342
Provisions for doubtful accounts	1,399	835	1,335	564	(500)
Demolition costs	6,712	2,078	-	4,634	2,078
Development-related marketing costs	9,770	3,462	-	6,308	3,462
Depreciation and amortization	49,272	31,427	23,318	17,845	8,109
Total expenses	185,186	148,019	133,202	37,167	14,817

Operating income	1,104	12,567	31,889	(11,463)	(19,322)

Interest expense, net	16,930	19,011	16,104	(2,081)	2,907
Equity in Earnings from Real Estate and Other Affiliates	(2,025)	(3,893)	(3,683)	1,868	(210)
Operating Assets REP EBT	$(13,801)	$(2,551)	$19,468	$(11,250)	$(22,019)

(*)For a reconciliation of Operating Assets REP EBT to consolidated income (loss) before taxes, refer to Note 17 - Segments.

Minimum rents for the year ended December 31, 2014 increased $15.7 million compared to 2013 primarily due to the strong growth in our retail and office properties of $5.3 million and $10.1 million, respectively.  The growth in our retail properties was primarily due to the openings in 2014 of Downtown Summerlin, the Outlet Collection at Riverwalk and the Columbia Regional Building. The growth in our office properties was primarily due to higher occupancy and a full year of operations in 2014 for 3 Waterway Square and One Hughes Landing, both of which opened in 2013, and the acquisition of 10-60 Columbia Corporate Center in December 2014. These increases were partially offset by lower minimum rents at retail properties of $2.8 million related to the sale of Rio West in 2013 and the closing of Pier 17 at South Street Seaport for redevelopment. Minimum rents for the year ended December 31, 2013 decreased $1.0 million compared to 2012 primarily due to lower rents of $10.8 million resulting from the impact of Superstorm Sandy on South Street Seaport and vacating tenants at the Outlet Collection at Riverwalk for its redevelopment. These decreases were partially offset by $6.8 million of increased rents in The Woodlands related to the opening of our 3 Waterway Square and One Hughes Landing office properties and the acquisition of our partner’s interest in Millennium Waterway Apartments. Additionally, minimum rents increased by $2.5 million at Ward Village primarily related to the increase in square footage and higher occupancy.

Tenant recoveries for the year ended December 31, 2014 increased $7.2 million compared to 2013, primarily related to $4.4 million from a full year of occupancy in 2014 at our 3 Waterway Square and One Hughes Landing office properties which opened in 2013 and $2.8 million related to the retail property openings of Downtown Summerlin and the Outlet Collection at Riverwalk in 2014.  The decrease in recoveries in 2013 of $2.3 million compared to 2012 were primarily due to $3.5 million of lower tenant recoveries at South Street Seaport due to the impact of Superstorm Sandy and vacating tenants at the Outlet Collection at Riverwalk as a result of its redevelopment.  These lower tenant recoveries were offset by $0.4 million of higher tenant recoveries at Ward Village due to the increase in square footage and higher occupancy.

Other rental and property revenues consists primarily of membership revenues at The Club at Carlton Woods, and other rental and special event revenue, percentage rents and lease termination fees at our rental properties. Revenues for The Club at Carlton Woods were $15.0 million, $14.3 million and $12.3 million for the years ended 2014, 2013 and 2012, respectively. Other rental property revenues for our retail properties were $5.4 million, $5.0 million and $5.0 million for the years ended 2014, 2013, and 2012, respectively. In 2012, Other rental and property revenues also included $1.4 million of franchise fee revenue at The Woodlands.

Other property operating costs increased $1.6 million for the year ended December 31, 2014 compared to 2013. Higher property operating costs from full year operations at our 3 Waterway Square and One Hughes Landing office properties and from the openings of the Outlet Collection at Riverwalk and Downtown Summerlin retail properties were offset by lower property operating costs at South Street Seaport due to the property being under redevelopment and the sale of Rio West. Other property operating costs increased $1.1 million for the year ended December 31, 2013 compared to 2012 primarily due to 3 Waterway Square and One Hughes Landing being placed in service in 2013 and increases at Club at Carlton Woods, partially offset by a decrease at South Street Seaport due to the closing of Pier 17. Other property operating costs generally include recoverable and non-recoverable costs such as utilities and property management expenses relating to our operating assets, with the exception of real estate taxes and maintenance which are shown separately.

Rental property real estate taxes increased $2.8 million for the year ended December 31, 2014 compared to 2013. The increase is primarily due to increased higher tax value assessments for The Woodlands office properties.

Rental property maintenance costs increased $1.0 million for the year ended December 31, 2014 compared to 2013 primarily due to the openings of the Outlet Collection at Riverwalk, Downtown Summerlin and full year operation at 3 Waterway Square and One Hughes Landing.

Demolition costs for the year ended December 31, 2014 primarily relate to the demolition of the Pier 17 building and pier at South Street Seaport which is being redeveloped.  The demolition costs for the year ended December 31, 2013 related to demolition costs at our South Street Seaport, the Outlet Collection at Riverwalk and Columbia Regional Building which were being redeveloped.

Development-related marketing costs for the year ended December 31, 2014 primarily relate to higher SEE/CHANGE programming costs at South Street Seaport and the opening of Downtown Summerlin and the Outlet Collection at Riverwalk. The development-related marketing costs for the year ended December 31, 2013 relate primarily to the SEE/CHANGE program at South Street Seaport.

Depreciation and amortization expense increased $17.8 million for the year ended December 31, 2014 compared to 2013 primarily due to the change in the estimated useful life of the buildings subject to demolition once redevelopment begins at Ward Village and Landmark Mall. Additionally, depreciation and amortization expense increased $9.3 million due to placing One Hughes Landing, 3 Waterway Square, Downtown Summerlin and the Outlet Collection at Riverwalk into service. Depreciation and amortization increased $8.1 million for the year ended December 31, 2013 compared to 2012 primarily due to the change in the estimated useful life of Landmark Mall in the fourth quarter of 2013 due to its pending redevelopment and the change in useful life of certain buildings at Ward Village due to the pending condominium development. Depreciation and amortization expense for 2013 also included $1.5 million related to the 3 Waterway Square and One Hughes Landing office buildings being placed in service during the year.

The $2.1 million decrease in interest, net for the year ended December 31, 2014 compared to 2013 is primarily due to the refinancing of the 70 Columbia Corporate Center mortgage which settled the participation right contained in the refinanced mortgage. The value of the lender’s participation right was settled for less than its estimated value recorded in our financials resulting in a $3.4 million reduction of interest expense, partially offset by higher interest expense from mortgages at 3 Waterway Square and One Hughes Landing which were placed in service in 2013. The $2.9 million increase for the year ended December 31, 2013 compared to 2012 is mostly due to an increase of $1.4 million related to 70 Columbia Corporate Center lender's participation right in the property and higher average debt balances in 2013.

Equity in earnings from Real Estate and Other Affiliates decreased $1.9 million for the year ended December 31, 2014 compared to the same period in 2013 is primarily due to a lower cash distribution from our investment in the Summerlin Hospital Medical Center and our share of losses at Millennium Woodlands Phase II as a result of start-up activities. The lower distribution resulted from the hospital’s revenue declining as a result of a higher mix of uninsured patients.

Operating Assets NOI and REP EBT

	Year Ended December 31,			2014 - 2013	2013 - 2012
	2014	2013	2012	Change	Change

	(In thousands)
Retail
Columbia Regional Building (a)	$268	$-	$-	$268	$-
Cottonwood Square	647	451	432	196	19
Downtown Summerlin (a)	810	(62)	-	872	(62)
1701 Lake Robbins (b)	185	-	-	185	-
Landmark Mall (a)	953	491	923	462	(432)
Outlet Collection at Riverwalk (a)	528	(618)	221	1,146	(839)
Park West (c)	2,058	1,608	830	450	778
Ward Village (d)	24,255	24,144	22,045	111	2,099
20/25 Waterway Avenue	1,505	1,640	1,582	(135)	58
Waterway Garage Retail	809	370	97	439	273
Total Retail	32,018	28,024	26,130	3,994	1,894
Office
10-60 Columbia Corporate Center (e)	635	-	-	635	-
70 Columbia Corporate Center (f)	1,716	757	140	959	617
Columbia Office Properties (g)	496	465	1,413	31	(948)
One Hughes Landing (h)	4,443	(139)	-	4,582	(139)
Two Hughes Landing (a)	157	-	-	157	-
2201 Lake Woodlands Drive	141	(167)	53	308	(220)
9303 New Trails	1,860	1,679	1,819	181	(140)
110 N. Wacker	6,077	6,023	6,073	54	(50)
3831 Technology Forest Drive (i)	(1)	-	-	(1)	-
3 Waterway Square (h)	6,181	2,059	-	4,122	2,059
4 Waterway Square	5,756	5,886	5,544	(130)	342
1400 Woodloch Forest (j)	1,191	1,160	1,995	31	(835)
Total Office	28,652	17,723	17,037	10,929	686

85 South Street (a)	(188)	-	-	(188)	-
Millennium Waterway Apartments (k)	4,386	4,457	2,589	(71)	1,868
The Woodlands Resort & Conference Center (a)	6,092	10,167	10,670	(4,075)	(503)
Total Retail, Office, Multi-family, Resort & Conference Center	70,960	60,371	56,426	10,589	3,945

The Club at Carlton Woods (a)	(4,410)	(5,241)	(4,242)	831	(999)
The Woodlands Ground leases	458	444	404	14	40
The Woodlands Parking Garages	(598)	(749)	(1,128)	151	379
Other Properties (l)	2,116	708	2,640	1,408	(1,932)
Total Other	(2,434)	(4,838)	(2,326)	2,404	(2,512)
Operating Assets NOI - Consolidated and Owned as of December 31, 2014	68,526	55,533	54,100	12,993	1,433
Redevelopments
South Street Seaport (a)	1,234	(5,665)	639	6,899	(6,304)
Total Operating Asset Redevelopments	1,234	(5,665)	639	6,899	(6,304)
Dispositions
Rio West Mall (m)	77	790	1,250	(713)	(460)
Head Acquisition (n)	-	-	(46)	-	46
Total Operating Asset Dispositions	77	790	1,204	(713)	(414)
Total Operating Assets NOI- Consolidated	69,837	50,658	55,943	19,179	(5,285)

Straight-line lease amortization (o)	(763)	1,759	(736)	(2,522)	2,495
Demolition costs	(6,712)	(2,078)	-	(4,634)	(2,078)
Development-related marketing costs	(9,770)	(3,462)	-	(6,308)	(3,462)
Other income	-	-	-	-	-
Depreciation and amortization	(49,272)	(31,427)	(23,318)	(17,845)	(8,109)
Write-off of lease intangibles and other (p)	(2,216)	(2,883)	-	667	(2,883)
Equity in earnings from Real Estate Affiliates	2,025	3,893	3,683	(1,868)	210
Interest, net	(16,930)	(19,011)	(16,104)	2,081	(2,907)
Total Operating Assets REP EBT (q)	$(13,801)	$(2,551)	$19,468	$(11,250)	$(22,019)

	Year Ended December 31,			2014 - 2013	2013 - 2012
	2014	2013	2012	Change	Change
	(In thousands)
Operating Assets NOI - Equity and Cost Method Investments
Millennium Waterway Apartments (k)	$-	$-	$1,768	$-	$(1,768)
Millennium Woodlands Phase II	(84)	(74)	-	(10)	(74)
Stewart Title (title company)	2,659	2,514	1,876	145	638
Summerlin Baseball Club Member, LLC	(153)	(13)	-	(140)	(13)
Woodlands Sarofim # 1	1,516	1,417	621	99	796
Operating Assets NOI - equity investees	3,938	3,844	4,265	94	(421)

Operating Asset Dispositions
Forest View/Timbermill Apartments (r)	-	-	487	-	(487)
Total Operating Asset Dispositions NOI - equity investees	-	-	487	-	(487)
Total NOI - equity investees	3,938	3,844	4,752	94	(908)

Adjustments to NOI (s)	(1,112)	(77)	(1,476)	(1,035)	1,399
Equity Method Investments REP EBT	2,826	3,767	3,276	(941)	491
Less: Joint Venture Partner's Share of REP EBT	(2,450)	(2,377)	(1,969)	(73)	(408)
Equity in earnings from Real Estate Affiliates	376	1,390	1,307	(1,014)	83

Distributions from Summerlin Hospital Investment	1,649	2,503	2,376	(854)	127
Segment equity in earnings from Real Estate Affiliates	$2,025	$3,893	$3,683	$(1,868)	$210

Company's Share of Equity Method Investments NOI
Millennium Waterway Apartments (k)	$-	$-	$1,477	$-	$(1,477)
Millennium Woodlands Phase II	(68)	-	-	(68)	0
Stewart Title (title company)	1,330	1,257	938	73	319
Summerlin Baseball Club Member, LLC	(77)	(7)	-	(70)	(7)
Woodlands Sarofim # 1	303	283	124	20	159
	1,488	1,533	2,539	(45)	(1,006)
Operating Assets Sold During Periods Presented
Forest View/Timbermill Apartments (r)	-	-	244	-	(244)
Total Operating Assets Sold During Periods Presented	-	-	244	-	(244)
Total NOI - equity investees	$1,488	$1,533	$2,783	$(45)	$(1,250)

		December 31, 2014
	Economic Ownership	Debt	Cash
		(In thousands)
Millennium Woodlands Phase II	81.43%	$37,345	$47
Stewart Title(title company)	50.00%	-	211
Summerlin Las Vegas Baseball Club	50.00%	-	742
Woodlands Sarofim #1	20.00%	6,242	669

(a)	Please refer to discussion in the following section regarding this property.
(b)	1701 Lake Robbins was acquired in July 2014. Annual NOI is expected to be $0.4 million.
(c)	The NOI increase for the year ended December 31, 2014 compared to 2013 is due to a full year of occupancy in 2014 of tenants who took possession after the first quarter of 2013.

(d)

NOI increased $2.1 million for the year ended December 31, 2013 compared to 2012 due to the completion of Ward Village Shops and TJ Maxx occupancy in May 2012. In 2012, Ward Village Shops was completed consisting of approximately 67,000 square feet of retail at a cost of $32.1 million. In 2013, construction for Auahi Shops consisting of 57,000 square feet of retail was completed at a cost of $24.1 million.

(e)	Acquired on December 15, 2014.
(f)	The $1.0 million increase for the year ended December 31, 2014 compared to 2013 was due to increased occupancy.
(g)

The decrease in NOI for the year ended December 31, 2014 compared to 2013, and 2013 compared to 2012, is primarily due to the relocation of tenants to 70 Columbia Corporate Center during the second quarter of 2013.

(h)	Property was completed and placed into service in 2013. NOI increase is due to a full year of revenue in 2014. Total development costs were $45.4 million.
(i)	3831 Technology Forest Drive’s sole tenant, which occupies 100% of the building, took possession on December 24, 2014. Stabilized annual NOI is expected to be $2.1 million in the first quarter 2015.
(j)

The NOI decrease for 1400 Woodloch Forest for the year ended December 31, 2013 compared to 2012 was primarily related to the planned relocation of a 22,459 square foot tenant to 3 Waterway Square in June 2013.

(k)

On May 31, 2012, we acquired our partner’s interest in Millennium Waterway Apartments at a negotiated $72.0 million valuation for the property and consolidated the asset after the purchase. The NOI increase of $1.9 million for the year ended December 31, 2013 compared to 2012 is primarily due to increased rental income offset by higher property taxes, due to a higher assessed value, and an increase in operating costs due to a full year of operations.

(l)

The NOI increase for the year ended December 31, 2014 compared to 2013 is primarily due to lower property management fees. The NOI decrease for the year ended December 31, 2013 compared to 2012 is due to lower easement fee revenues in The Woodlands. The contract that provided easement fees expired June 2012.

(m)	Rio West Mall was sold on September 30, 2013.
(n)	Head Acquisition was sold in 2013.
(o)

The change in straight-line lease amortization for the year ended December 31, 2014 compared to 2013 is primarily due the amended ground lease at South Street Seaport which occurred in the third quarter of 2013.

(p)

The write-off of lease intangibles and other for the year ended December 31, 2013 is primarily related to the write off of tenant improvements and lease commissions for a terminated tenant at 20/25 Waterway.

(q)	For a detailed breakdown of our Operating Asset segment REP EBT, please refer to Note 17 - Segments in the Consolidated Financial Statements.
(r)	Forest/View Timbermill was sold in 2012.
(s)	Adjustments to NOI include straight-line rent and market lease amortization, demolition costs, depreciation and amortization and non-real estate taxes.

Reconciliation of Operating Assets Segment Equity in Earnings

	December 31,
(In thousands)	2014	2013	2012
Equity Method investments	376	1,390	1,307
Cost basis investments and dividends	1,649	2,503	2,376
Operating Assets segment Equity in Earnings from Real Estate Affiliates	2,025	3,893	3,683
Strategic Developments segment Equity in Earnings from Real Estate Affiliates	21,311	10,535	-
Equity in Earnings from Real Estate Affiliates	$23,336	$14,428	$3,683

Retail Properties

Retail NOI for the year ended December 31, 2014 increased $4.0 compared to 2013 primarily due to the re-opening of the Outlet Collection at Riverwalk and the opening of Downtown Summerlin in 2014, and increased leasing at Park West and Waterway Garage Retail in 2014.

The following table summarizes the leases we executed at our retail properties during the year ended December 31, 2014:

				Per Square Foot			Annual (thousands)
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased Square Footage	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	116	110	546,116	$36.95	$101.38	$13.08	$20,182	$40,258	$4,694
Comparable - Renewal (c)	28	40	69,290	25.14	10.10	7.96	1,674	64	20
Comparable - New (d)	10	56	31,523	26.86	20.74	4.68	847	445	68
Non-comparable (e)	20	71	36,932	28.37	55.56	8.81	1,048	1,093	190
Total			683,861				$23,751	$41,860	$4,972

(a)	Excludes executed leases with a term of 12 months or less.
(b)

Pre-leased information is associated with projects under development at December 31, 2014. Includes eight leases for 11,042 square feet at the Outlet Collection at Riverwalk signed prior to the opening in May 2014 and 87 leases for 350,016 square feet at Downtown Summerlin signed prior to the opening in October 2014.

(c)

Comparable - Renewal information is associated with stabilized assets whereby the square footage was occupied by the same tenant within 12 months prior to the renewal. These leases represent expiring cash rents averaging  $24.15 per square foot and renewing at an average of $24.17 per square foot, or 0.1% over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the square footage was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in expiring cash rents averaging $26.23 per square foot and releasing at an average of $26.86 per square foot, or 2.2% over previous rents.

(e)	Non-comparable information is associated with stabilized assets whereby the square footage was previously vacant for more than 12 months or has never been occupied.

Columbia Regional Building

During the third quarter 2014, we substantially completed its restoration and redevelopment with the opening of Columbia’s first Whole Foods Market occupying 41,000 square feet. We believe this will serve as a catalyst for future development in downtown Columbia, and we commenced plans to further develop our 35 acres located in close proximity to the Whole Foods Market. We expect to reach stabilized annual NOI of $2.1 million by the end of the fourth quarter of 2015. Total development costs, excluding overhead and capitalized corporate interest are expected to be $24.6 million, and we have incurred $23.9 million as of December 31, 2014. The remaining costs to be incurred are primarily for tenant improvements. The project is financed by a $23.0 million construction loan bearing interest at one-month LIBOR plus 2.00% with an initial maturity of March 15, 2016, with two, one-year extension options.

Downtown Summerlin

Downtown Summerlin opened on October 9, 2014 and generated $0.8 million of NOI from its opening through December 31, 2014. Revenues include minimum rents of $2.9 million, and tenant recoveries of $1.1 million, partially offset by operating costs of $3.2 million. The retail portion of the project is 72.5% leased and the office building is 27.6% pre-leased, of which our management office has leased 12.4%, as of February 1, 2015. Tenants include two major department store anchors, Macy’s and Dillard’s, and approximately 113 other national and local tenants. Included in this line up of retailers is Nordstrom Rack, Michael Kors, American Eagle, Forever 21, Guess, Regal Cinemas, Victoria Secret, Wolfgang Puck Grill, Sur La Table, Crave, Elizabeth Blau Andiron Steak and Sea and many others. Stabilized annual NOI is expected to be  $37.2 million by the end of 2017 based on current market rents and a lease-up of the property to 97.0% by 2017. Total estimated development costs are approximately $418 million, of which we have incurred $364.6 million as of December 31, 2014. The remaining costs to be incurred are primarily for tenant improvements and leasing. The project is financed by a $311.8 million construction  loan. The loan has an initial rate of one-month LIBOR plus 2.25% with an initial maturity date of July 15, 2017, and with two, one-year extension options.

Landmark Mall

NOI increased $0.5 million for the year ended December 31, 2014 as compared to $0.5 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively, due to special event revenue and a favorable property tax settlement with the City of Alexandria for $0.7 million, which was partially offset by lower occupancy and rental rates in 2014. Leasing is becoming more difficult due to the likelihood that the asset will be redeveloped in the near future. Prior to the commencement of construction, we must obtain finalization of a development program, including pre-leasing, obtaining a development permit application from the City of Alexandria, and consents from Macy’s and Sears.

We have incurred $14.7 million of development costs on this project as of December 31, 2014.

Outlet Collection at Riverwalk

We reopened the Outlet Collection at Riverwalk during the second quarter 2014. The property was 100.0% leased as of February 1, 2015. The center includes approximately 75 national and local retailers, including Neiman Marcus Last Call Studio, Coach, Forever 21, Gap and many others. NOI for the year ended December 31, 2014 increased by $1.1 million to $0.5 million as compared to ($0.6) million for the same period in 2013. The NOI loss in 2013 was attributable to vacating tenants in mid-2013 due to the redevelopment.  The increase in minimum rents of $3.6 million and tenant recoveries of $1.8 million are due to the reopening of the center, offset by an $3.0 million increase in operating costs which included a $1.1 million lease termination fee in the second quarter 2014. The NOI decrease of $0.8 million for the year ended December 31, 2013 compared to 2012 is due to the closure of the center for redevelopment in June 2013. The project is expected to reach annual NOI of $7.8 million by early 2017 based on leases in place at December 31, 2014.

Total development costs are expected to be $85.7 million, of which we have incurred $84.6 million as of December 31, 2014. The remaining costs to be incurred primarily represent tenant improvements. During 2013, we received $4.5 million due to a favorable legal settlement and it was recorded to other income. The project was financed by a $64.4 million partial recourse construction loan bearing interest at one-month LIBOR plus 2.75% with an initial maturity date of October 24, 2016, with two, one year extension options.

Office Properties

All of the office properties listed in the Operating Assets NOI and REP EBT table, except for 110 N. Wacker, are located in Columbia Maryland and in The Woodlands. Leases related to our office properties, except those located in Columbia, Maryland, are generally triple net leases. Triple net leases typically require tenants to pay their pro-rata share of the majority of property operating costs, such as real estate taxes, utilities and insurance, as well as their own direct space maintenance.

Office property NOI increased $10.9 million to $28.7 million for the year ended December 31, 2014, as compared to $17.7 million in 2013. The increase is due primarily to 3 Waterway Square and One Hughes Landing having a full year of operations in 2014.

The following table summarizes our executed office property leases during the year ended December 31, 2014:

				Per Square Foot			Annual (thousands)
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased Square Footage	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	12	94	131,305	$25.93	$52.88	$20.40	$3,405	$6,903	$2,339
Comparable - Renewal (c)	8	42	41,379	20.17	4.84	3.98	834	107	110
Comparable - New (d)	5	60	57,200	30.52	11.02	10.75	1,746	630	615
Non-comparable (e)	18	83	177,332	28.02	48.74	16.47	4,969	7,935	2,804
Total			407,216				$10,954	$15,575	$5,868

(a)	Excludes executed leases with a term of 12 months or less.
(b)

Pre-leased information is associated with projects under development at December 31, 2014. Includes six leases for 36,188 square feet at Two Hughes Landing that were signed prior to the opening in June 2014 and one lease for 70,561 square feet at 3831 Technology Forest Drive that were signed prior to the opening in December 2014.

(c)

Comparable - Renewal information is associated with stabilized assets whereby the square footage was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in expiring cash rents averaging $18.05 per square foot and renewing at an average of $20.17 per square foot, or 11.7% over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the square footage was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in expiring cash rents averaging $25.06 per square foot and releasing at an average of $30.52 per square foot, or 21.8% over previous rents.

(e)	Non-comparable information is associated with stabilized assets whereby the square footage was previously vacant for more than 12 months or has never been occupied.

Two Hughes Landing

During the third quarter 2014, we completed and placed in service Two Hughes Landing. The building is 86.2% leased as of February 1, 2015. We expect stabilized NOI to be $5.2 million by the third quarter 2015. Total development costs are expected to be $49 million, of which we have incurred $38.8 million as of December 31, 2014. The remaining costs to be incurred are primarily for tenant improvements. The project is financed by a $41.2 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.65% with an initial maturity date of September 11, 2016, with two, one-year extension options.

Multi-family

85 South Street

On October 22, 2014, we acquired a 21-unit multi-family apartment building with approximately 13,000 square feet of ground floor retail space for $20.1 million. The property is a rent-stabilized multi-family property located near our South Street Seaport property. The NOI loss of $0.2 million for the year ended December 31, 2014 is primarily due to a tenant lease buyout. The property is 100% occupied as of December 31, 2014. NOI is expected to be approximately $0.7 million in 2015 before the impact of any buyouts of rent-stabilized tenants.

The Woodlands Resort & Conference Center

The Woodlands Resort & Conference Center’s NOI of $6.1 million for the year ended December 31, 2014, decreased $4.1 million compared to $10.2 million for the year ended December 31, 2013 primarily due to 7.3% lower occupied group room nights and lower banquet and catering revenue resulting from the ongoing renovation project which has negatively impacted group business during the highest intensity period of the redevelopment. Construction was completed during the fourth quarter of 2014. We expect the renovation will have a significant positive impact on NOI due to the higher revenue per available room (“RevPAR”) resulting from the new and upgraded rooms. RevPAR is calculated based on dividing total room revenues by total occupied rooms for the period. Construction costs are expected to be $77 million, of which we have incurred $72.6 million as of December 31, 2014. Remaining costs are for final project close out. This project is financed by a $95.0 million non-recourse mortgage bearing interest at one-month LIBOR plus 3.50% and has an initial maturity date of February 8, 2016 with three, one-year extension options. As of December 31, 2014, $76.0 million has been drawn on this facility. NOI of $10.2 million in 2013 decreased $0.5 million as compared to 2012 primarily due to lower banquet and catering revenues caused by the renovation project.

Other

The Club at Carlton Woods (the “Club”) has 737 total members as of December 31, 2014 consisting of 603 golf memberships and 134 sports memberships. The Club sold 64 new golf memberships during the year ended December 31, 2014. We estimate the Club requires approximately 800 golf members to achieve break-even NOI, and therefore we expect to continue to incur NOI losses for the foreseeable future. The increase in NOI of $0.8 million as of December 31, 2014 compared to 2013 is due primarily to increase in revenue of $0.8 million as memberships continue to grow, as well as decrease in overall operating expenses. NOI decrease of $1.0 million for the year ended December 31, 2013 compared to 2012 is primarily due to increased payroll and related costs. A significant portion of membership deposits are not recognized as revenue when collected, but are recognized over the estimated 12-year life of a membership. Prior to 2013, membership deposits were refundable and therefore no revenue was recognized. As of December 31, 2014, 2013 and 2012, cash membership deposits collected but not recognized in revenue or included in NOI were $3.9 million, $4.3 million and $5.5 million, respectively.

The properties that are included in our Other Properties description in our NOI table above include the Golf Courses at TPC Summerlin and TPC Las Vegas, Kewalo Basin Harbor, Merriweather Post Pavilion, as well as our share of any NOI related to our equity investments. Total development costs for Kewalo Basin Harbor are expected to be approximately $15 million, of which we have incurred $0.5 million of development costs as of December 31, 2014. Furthermore, Merriweather Post Pavilion is about to undergo a $22 million renovation.

Redevelopments

South Street Seaport

NOI for the year ended December 31, 2014 increased by $6.9 million to $1.2 million as compared to ($5.7) million for the same period in 2013 primarily due to higher occupancy during 2014 of temporary tenants in the historic area and non-recurring lease termination costs incurred in 2013 totaling approximately $1.2 million. The improvement in NOI was also due to the closure of Pier 17 for redevelopment because it was operating at a loss since Superstorm Sandy. NOI for 2013 includes $15.2 million of negative impact from the closure of a majority of the property due to Superstorm Sandy in October 2012. Revenues for the approximately 76,000 square feet of space that have reopened since Superstorm Sandy and which are not planned for renovation were $5.6 million for the year ended December 31, 2014.

On October 29, 2012, as a result of Superstorm Sandy, the historic area of South Street Seaport (area west of the FDR Drive) suffered significant damage due to flooding. During 2013, we filed a claim with our insurance carriers for property damages, lost income and other expenses resulting from the storm and we believe insurance will cover substantially all of these losses. We have collected $47.6 million in insurance proceeds through February 16, 2015, and the claim is in litigation.  Insurance recoveries to date exceeded the book value of the buildings and equipment at the date of the storm. Consequently, for the years ended December 31, 2014 and 2013, we have recorded $24.6 million and $12.2 million, respectively, in Other income from insurance recoveries, which is excluded from NOI.

During the first half of 2013, we established the SEE/CHANGE program in an effort to revitalize the South Street Seaport following the damage caused by Superstorm Sandy. SEE/CHANGE is an innovative seasonal program developed by us to re-energize and re-activate the Seaport area and to create a gathering place for the community that did not exist in the aftermath of the storm. The program includes bringing to the South Street Seaport for each season an array of new retail, culinary and cultural events to attract local residents and tourists, and an intensive social media campaign to advertise the events. During the years ended December 31, 2014 and 2013, SEE/CHANGE-related expenses were approximately $4.4 million and $3.8 million, respectively, and are included in Development-related marketing costs.

As more fully described in Note 10 – Commitments and Contingencies, on June 27, 2013, the City of New York executed the amended and restated ground lease for South Street Seaport and we provided a completion status guarantee to New York City for the Renovation Project (as defined below). The execution of the amended and restated ground lease was the final step necessary for the commencement of the renovation and reconstruction of the existing Pier 17 Building (“Renovation Project”). Construction began during third quarter 2013 and is expected to conclude in 2017. The Renovation Project will increase the leasable area of Pier 17 to approximately 182,000 square feet, features a newly constructed pier and building and is designed to include a vibrant open rooftop, upscale retail and outdoor entertainment venues. Additionally, we will reposition a significant portion of the 180,000 square feet of retail space in the historic area. The estimated costs for the Renovation Project and repositioning of the historic area are approximately $425 million, which includes $10.7 million of Pier 17 demolition costs, which is expensed as incurred. We are in the process of replacing the pier structure that will support the new Pier 17 building. We have executed a 20-year anchor lease with iPic Entertainment for 46,000 square feet in the Fulton Market Building located in the historic area. iPic Theatres will serve as an anchor attraction for residents, workers and tourists, and we expect the historic area to be substantially repositioned by the second quarter of 2016. We have incurred $96.3 million of development costs on this project as of December 31, 2014, which includes $7.2 million of demolition costs and $5.0 million of development-related marketing costs.

During the fourth quarter of 2013, we announced plans for further redevelopment of the South Street Seaport district which includes approximately 700,000 square feet of additional space. The plans are subject to a Uniform Land Use Review Procedure (“ULURP”) that requires approval by the New York City Council, the New York City Landmarks Preservation Commission and various other government agencies. After participating in a comprehensive neighborhood planning process with community stakeholders and elected public officials over the past year, we presented our revised plans and began the formal public approval process on December 10, 2014 and expect approval in 2016. Our current proposal includes the complete restoration of the historic Tin Building, which will include a food market; greater pedestrian access to the waterfront via East River Esplanade improvements and a new marina; reconfigured South Street Seaport Museum space within Schermerhorn Row as well as a potential building addition on the adjacent John Street lot; the replacement of wooden platform piers adjacent to Pier 17 and a newly constructed mixed use building which may include a new public middle school and community recreation space. Total development costs were $7.3 million as of December 31, 2014, which includes $0.8 million of development-related marketing costs. As of December 31, 2014, no demolition costs have been incurred.

Partially Owned

Millennium Woodlands Phase II was substantially completed and put into service during the third quarter 2014. As of February 1, 2015, 44.3% of the units have been leased. We expect the apartments to reach stabilized annual NOI of $4.9 million in the third quarter of 2015, of which our share would be $4.0 million. On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million (compared to $2.2 million book value), our partner’s contribution of $3.0 million in cash and a non-recourse construction loan maturing in July 2016, with one, one-year extension option in the amount of $37.7 million, which is guaranteed by our partner. Total development costs are expected to be $38 million, of which the venture has incurred $36.5 million as of December 31, 2014.

Strategic Developments

Our Strategic Development assets generally require substantial future development to achieve their highest and best use. For our development projects, the total estimated costs of a project including the construction costs are exclusive of our land value, unless otherwise noted, because we typically own all of the land underlying our Strategic Developments. Most of the properties and projects in this segment generate no revenues with the exception of our condominium projects for which we use percentage of completion accounting to recognize revenues during the construction phase. Our expenses relating to these assets are primarily related to marketing costs associated with our strategic developments, operational costs associated with the IBM building in Hawaii, carrying costs, such as property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Development asset, we would expect that, upon completion of development, the asset would either be sold or reclassified to the Operating Assets segment and NOI would become an important measure of its operating performance.

Total revenue and expenses for the Strategic Development segment are summarized as follows:

Strategic Developments Revenues and Expenses (*)

	Year Ended December 31,			2014 - 2013	2013 - 2012
	2014	2013	2012	Change	Change
	(In thousands)
Minimum rents	$609	$763	$905	$(154)	$(142)
Condominium rights and unit sales	83,565	32,969	267	50,596	32,702
Other land, rental and property revenues	806	330	3,584	476	(3,254)
Total revenues	84,980	34,062	4,756	50,918	29,306

Condominium rights and unit cost of sales	49,995	16,572	96	33,423	16,476
Rental and other property operations	7,372	8,304	6,027	(932)	2,277
Provision for (recovery of) doubtful accounts	16	-	(111)	16	111
Demolition costs	22	-	-	22	-
Development-related marketing costs	13,013	1,449	-	11,564	1,449
Other income, net	(2,373)	(3,609)	-	1,236	(3,609)
Depreciation and amortization	1,706	189	225	1,517	(36)
Total expenses	69,751	22,905	6,237	46,846	16,668

Operating income	15,229	11,157	(1,481)	4,072	12,638

Interest (income) expense, net (a)	(11,918)	(4,318)	219	(7,600)	(4,537)
Equity in Earnings from Real Estate and Other Affiliates	(21,311)	(10,535)	-	(10,776)	(10,535)
Strategic Developments REP EBT	$48,458	$26,010	$(1,700)	$22,448	$27,710

(*)For a reconciliation of Strategic Developments EBT to consolidated income (loss) before taxes, please refer to Note 17 - Segments.

(a)	Negative interest expense amounts are due to interest capitalized in our Strategic Developments segment related to Operating Assets segment debt and the Senior Notes.

The increase in condominium rights and unit sales in 2014 is primarily due to recognition of $69.4 million of revenue related to beginning construction on our Waiea Condominium project. This increase is offset by $18.8 million of lower deferred revenue on our ONE Ala Moana condominium project. ONE Ala Moana was completed in the fourth quarter 2014, and 201 of the 206 available units for sale were sold and closed as of December 31, 2014. The increase in revenues in 2013 is primarily due to the May 2013 sale of our condominium rights related to this project. The condominium rights and unit sales for the year ended December 31, 2013 represents partial recognition of the gain relating to the sale of the condominium rights to the joint venture, in which we have a 50% interest, and the portion of the deferred sale relating to our ongoing interest in the condominium rights. Condominium rights and unit costs of sales represent allocated costs on our Waiea Condominium sales and ONE Ala Moana Condominium project.

The increase in development-related marketing costs in 2014 is primarily caused by increased marketing efforts at Strategic Development projects at Ward Village ($6.1 million), Downtown Summerlin ($3.8 million), South Street Seaport ($1.0 million) and Metropolitan Downtown Columbia Project ($0.7 million).

Other income primarily consists of the sale of land parcels (at our various projects) to joint ventures in which we are a partner or to third parties. Revenues vary year to year depending on the number of parcels sold and the selling price.

Depreciation and amortization increased for the year ended December 31, 2014 as compared to prior periods primarily as a result of beginning depreciation on the IBM Building renovations, which were placed in service during the first quarter 2014.

Net interest (income) expense increased for the year ended December 31, 2014 as compared to prior periods due to higher capitalized interest from more projects being under construction than in prior periods. In addition, the Equity in Earnings from Real Estate Affiliates includes our share of the profit from the ONE Ala Moana condominium venture. The higher equity in earnings during 2014 as compared to prior years relates to sales and construction progress of ONE Ala Moana.

The following describes the status of our active Strategic Development projects as of December 31, 2014:

The Woodlands

Creekside Village Green

During the fourth quarter 2013, we began construction of Creekside Village Green, which was opened in January 2015. Total development costs are expected to be approximately $19 million, of which we have incurred $14.1 million as of December 31, 2014. As of February 1, 2015 approximately 59.3% of the project has been pre-leased. We expect stabilized NOI,  to be $2.2 million by the second quarter 2015.

Hughes Landing

Construction has been completed for two of the office buildings, One Hughes Landing and Two Hughes Landing, and they are reported in our Operating Assets segment.

Three Hughes Landing - During the third quarter 2014, we began construction of Three Hughes Landing, a Class A office building. The project is expected to be completed by the end of the fourth quarter 2015. Total estimated development costs are approximately $90 million, of which we have incurred $11.0 million as of December 31, 2014. The project is financed by a $65.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.35% with an initial maturity date of December 5, 2017, with two, one-year extension options.

1725-35 Hughes Landing Boulevard – Construction began during the fourth quarter 2013 and is expected to be completed by the end of 2015. Total development costs are expected to be approximately $171 million, which includes $19 million of tenant costs  that will be reimbursed by ExxonMobil. We have incurred $87.4 million of development costs as of December 31, 2014. ExxonMobil has pre-leased the entire West Building for 12 years, and 160,000 square feet in the East Building for eight years with an option to lease the remaining space before the building opens. We expect to reach stabilized annual NOI, based on ExxonMobil’s current 478,000 square foot commitment, of approximately $10.7 million in 2018. If ExxonMobil exercises its option for the remaining space, stabilized annual NOI will increase to approximately $14.5 million. The project is financed by a $143.0 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.90% with an initial maturity date of June 30, 2018 with a one-year extension option. The interest rate will be reduced to LIBOR plus 1.65% when ExxonMobil takes occupancy.

Hughes Landing Hotel (Embassy Suites) - In fourth quarter 2014, we began construction of an Embassy Suites by Hilton in Hughes Landing, a nine-story, 205-room, full-service hotel that we will own and manage. The hotel is expected to be completed by the end of 2015. Total development costs are expected to be approximately $46 million, of which we have incurred $5.4 million as of December 31, 2014. On October 2, 2014, we closed on a $37.1 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of October 2, 2018, with two, one-year extension options.

Hughes Landing Retail - During the fourth quarter 2013, we began construction of Hughes Landing Retail, a 123,000 square foot retail component of Hughes Landing. The project is expected to be completed in the first quarter 2015. Total development costs are expected to be approximately $36 million, of which we have incurred $22.2 million as of December 31, 2014. The project is financed by a $36.6 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.95% with an initial maturity date of December 20, 2016, with two, one-year extension options. As of February 1, 2015 approximately 78.2% of the project has been pre-leased.

One Lake’s Edge – During the fourth quarter 2013, we began construction of One Lake’s Edge and anticipate completion of construction in the second quarter 2015. Total development costs are expected to be approximately $88 million, of which we have incurred $64.7 million as of December 31, 2014. The project is financed by a $73.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of November 25, 2016, with two, one-year extension options.

Waterway Square Hotel (Westin) – In the second quarter 2014, we began construction of the Waterway Square Hotel, a 302-room Westin-branded hotel that will be owned and managed by us. The hotel is expected to be completed by the end of 2015. Total development costs are expected to be approximately $97 million, of which we have incurred $21.3 million as of December 31, 2014.  The project is financed by a $69.3 million construction loan bearing interest at one-month LIBOR plus 2.65% with an initial maturity date of August 6, 2018, with a one-year extension option.

Ward Village

Ward Village Master Plan

In the fourth quarter 2012, we announced plans to transform the property formerly known as Ward Centers into Ward Village, a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets.

The first phase of the master plan includes the renovation of the IBM Building, the development of condominium units in two mixed-use market rate residential towers and the development of a workforce residential tower. Additionally, the first phase will include approximately 48,000 square feet of new retail. We began public presales for the two mixed-use market rate residential towers in February 2014. Sales contracts are subject to a 30-day rescission period, and the buyers are required to make a deposit equal to 5% of the purchase price at signing and an additional 5% deposit 30 days later at which point their total deposit of 10% of the purchase price becomes non-refundable. Buyers are then required to make an additional 10% deposit within approximately 90 days of our receipt of the second deposit.

IBM Building – We completed the renovation of the IBM Building in the first quarter 2014, and total development costs were $24.7 million.

Waiea Condominiums -  In  the second quarter 2014, we began construction on Waiea, the first of the market rate towers and anticipate completion by the end of 2016. As of February 1, 2015, we had received $102.4 million of buyer deposits, representing $550.8 million of contracted gross sales revenue. As of February 1, 2015, approximately 86.5% of the 171 total units have been contracted and passed their 30-day rescission period for which the buyers have made non-refundable deposits. Total development costs are expected to be approximately $403 million, which includes $5.0 million of development-related marketing costs which are expensed as incurred, and as of December 31, 2014, we have incurred $59.9 million of development costs of which $3.8 million is development-related marketing costs. During the fourth quarter 2014, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of December 31, 2014, the project was approximately 14.4% complete, and for the year then ended our profit recognized was $26.5 million.

Anaha Condominiums  – In November 2014 we began construction of Anaha, the second market rate tower. Completion is expected by the second quarter 2017. As of February 1, 2015, we had received $53.4 million of buyer deposits, representing $303.6 million of contracted gross sales revenue. As of February 1, 2015, approximately 75.6% of the 311 total units have been contracted and passed their 30-day rescission period for which the buyers have made non-refundable deposits. Total development costs are expected to be approximately $401 million, which includes $4.0 million of development-related marketing costs which are expensed as incurred, and as of December 31, 2014, we have incurred $28.0 million of development costs of which $2.8 million is development-related marketing costs.

On November 6, 2014 we closed on a $600.0 million non-recourse construction loan cross-collateralized by Waiea and Anaha bearing interest at one-month LIBOR plus 6.75% with an initial maturity date of November 6, 2017, with two, one-year extension options. As of December 31, 2014, we have not yet drawn on this facility.

Ward Workforce Housing - We continue to finalize plans for this tower. As of December 31, 2014 we have incurred $5.4 million of development costs on this project.

In connection with Phase Two of the master plan, which is being finalized, we have received approval from the HCDA for the development of the Ward Block M project and Ward Village Gateway.

Ward Block M - We expect to begin construction of the Whole Foods Market, located within Ward Block M, in 2015 with completion scheduled in 2017. We continue to finalize pre-development activities and the project budget. Condominium documents will be submitted to the Hawaii Real Estate Commission in 2015 and we anticipate the Real Estate Commission’s approval in order to launch pre-sales in 2015. We have incurred $4.9 million of development costs on this project as of December 31, 2014.

Ward Gateway Towers – Condominium documents will be submitted to the Hawaii Real Estate Commission and we anticipate that we will receive approval in 2015. We continue to finalize plans for these towers.  We have incurred $13.0 million of pre-development costs on this project  as of December 31, 2014.

ONE Ala Moana Tower Condominium Project

The joint venture completed construction of a luxury 23-story, 206-unit condominium tower in the fourth quarter 2014. Of the available units for sale, 203 have been sold and closed as of February 1, 2015 at an average price of $1.6 million, or approximately $1,170 per square foot. During the fourth quarter 2014, after all construction and mezzanine financing was repaid, we received $38.7 million in cash distributions of which $9.4 million represents a return of our initial investment of our condominium rights.  Since its inception and the sale of our air rights to the joint venture, we have received cumulative distributions totaling $75.5 million as of February 1, 2015, compared to our original $22.8 million book basis. For the years ended December 31, 2014 and 2013, our share of the earnings were $19.5 million and $9.9 million, respectively.

Summerlin Apartments, LLC

We and our partner, The Calida Group (“Calida”), each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. Calida acts as the development manager, funded all pre-development activities, obtained construction financing and provided all guarantees required by the lender. The venture commenced construction in February of 2015 with a projected second quarter 2016 opening.  Total estimated costs are $24 million, including land value, of which the venture had incurred $0.6 million as of December 31, 2014. In February of 2015, the venture closed on a $15.8 million construction loan. The loan bears interest at one month LIBOR plus 2.50% and matures in February of 2018, with two, one year extension options. Upon a sale of the property, we are entitled to our 50% share of proceeds and 100% of the proceeds in excess of an amount determined by applying a 7.0% capitalization rate to NOI.

The Metropolitan Downtown Columbia Project

On April 12, 2012, Columbia Parcel D venture, in which we are a 50% partner with Kettler, Inc. received approval of the final development plan component of the entitlement process for the first phase. The joint venture began construction of The Metropolitan Downtown Columbia Project in February 2013, which will be completed by the end of the first quarter 2015. Total development costs are expected to be $97 million, including land value, of which the venture had incurred $62.9 million as of December 31, 2014. In 2013, we contributed land to the venture valued at $20.3 million and received a net cash distribution of $3.9 million. The joint venture obtained a $64.1 million construction loan which is non-recourse to us. The loan bears interest at one-month LIBOR plus 2.40% and matures in July 2020.

Parcel C

The venture continues to finalize pre-development activities and the project budget. Our partner will provide construction and property management services, including the funding and oversight of development activities, as well as obtaining construction financing. Closing on the construction loan and commencement of construction is anticipated in 2015. Our total investment in this project was $4.7 million as of December 31, 2014.

Bridgeland

Lakeland Village Center

We expect to begin construction in the first half of 2015 with an estimated second quarter 2016 completion date. Total development costs are expected to be approximately $16 million, and we have incurred $0.3 million as of December 31, 2014.

The following table summarizes our projects under construction, and related debt, for Operating Assets and Strategic Developments as of December 31, 2014. Additionally, we are documenting construction financing for 3831 Technology Forest and Lakeland Village Center.

($ in thousands)
Announced Project	Total Estimated Costs (a)	Costs Paid Through December 31, 2014	Estimated Remaining to be Spent	Buyer Deposits/ Tenant Reimbursements	Buyer Deposits/ Tenant Reimbursements Drawn Through December 31, 2014	Remaining Buyer Deposits/Tenant Reimbursements to be Drawn	Committed/ Allocated Debt (b)	Amount Drawn Through December 31, 2014	Remaining Debt to be Drawn	Estimated Costs Remaining in Excess of Remaining Financing to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(D) - (E) = (F)	(G)	(H)	(G) - (H) = (I)	(C) - (F) - (I) = (J)
Columbia Regional Building	$24,116	$22,716	$1,400	$-	$-	$-	$23,008	$20,513	$2,495	$(1,095)	(d)	Complete
Outlet Collection at Riverwalk	85,687	74,017	11,670	-	-	-	60,000	47,118	12,882	(1,212)	(e)	Complete
South Street Seaport	424,880	81,000	343,880	-	-	-	-	-	-	343,880	(f)	2017
Downtown Summerlin	418,304	321,138	97,166	-	-	-	311,800	229,153	82,647	14,519	(g)	Complete
The Woodlands Resort & Conference Center	76,714	67,048	9,666	-	-	-	48,900	39,927	8,973	693	(h)	Complete
3831 Technology Forest	19,980	12,731	7,249	-	-	-	-	-	-	7,249	(i)	Complete
Two Hughes Landing	48,603	34,138	14,465	203	-	203	38,730	19,992	18,738	(4,476)	(j)	Complete
Total Operating Assets	1,098,284	612,788	485,496	203		203	482,438	356,703	125,735	359,558

Strategic Developments
Creekside Village Green	18,536	12,273	6,263	-	-	-	-	-	-	6,263	(k)	Q1 2015
1725-35 Hughes Landing Boulevard	171,489	68,232	103,257	19,125	-	19,125	132,474	47,513	84,961	(829)	(l)	Q4 2015
Hughes Landing Retail	36,207	18,531	17,676	-	-	-	36,575	17,424	19,151	(1,475)		Q1 2015
One Lake's Edge	88,494	55,907	32,587	-	-	-	73,525	40,787	32,738	(151)		Q2 2015
Waterway Square Hotel (Westin)	97,380	16,427	80,953	-	-	-	69,334	-	69,334	11,619	(m)	Q4 2015
Hughes Landing Hotel (Embassy Suites)	46,363	3,427	42,936	-	-	-	34,447	10	34,437	8,499	(n)	Q4 2015
Three Hughes Landing	90,162	6,665	83,497	-	-	-	65,455	-	65,455	18,042	(o)	Q4 2015
Lakeland Village Center	16,274	274	16,000	-	-	-	-	-	-	16,000		Q2 2016
Waiea Condominiums	403,440	48,354	355,086	99,531	-	99,531	266,144	-	266,144	(10,589)	(p)	Q4 2016
Anaha Condominiums	401,314	23,587	377,727	52,061	-	52,061	333,856	-	333,856	(8,190)	(p)	Q2 2017
Total Strategic Developments	1,369,659	253,677	1,115,982	170,717	-	170,717	1,011,810	105,734	906,076	39,189

Combined Total at December 31, 2014	$2,467,943	$866,465	$1,601,478	$170,920	$-	$170,920	$1,494,248	$462,437	$1,031,811	$398,747

							3831 Technology Forest (in documentation)			(23,000)
							Lakeland Village Center (in documentation)			(13,979)
		Estimated costs to be funded net of financing assuming closing on pending financing								$361,768

(a)

Total Estimated Costs represent all costs to be incurred on the project which includes construction costs, demolition costs, marketing costs, leasing and deferred financing costs, and excludes land costs and capitalized corporate interest allocated to the project.  Excluded from Waiea Condominiums’ and Anaha Condominiums’ Total Estimated Costs are Master Plan infrastructure and amenity cost allocations related to Ward Village.

(b)	Committed Debt details:
•

Outlet Collection at Riverwalk - total commitment of $64,400, which includes $60,000 for construction and a $4,400 earn out which is available after completion and the achievement of operational covenants.

•	The Woodlands Resort & Conference Center - total commitment of $95,000, which includes $48,900 for construction, a $10,000 earn out and $36,100 which refinanced prior mortgage debt.
•	Two Hughes Landing - total commitment of $41,230, which includes $38,730 for construction and $2,500 for additional leasing commissions and tenant improvement allowances on One Hughes Landing.
•

1725-35 Hughes Landing Boulevard - total commitment of $143,000, which includes $132,474 for construction, $5,158 for operating reserve and $5,368 for interest reserve after asset is placed in service.

•	Hughes Landing Hotel - total commitment of $37,097, which includes $34,447 for construction and $2,650 earn out commitment to complete garage expansion not currently included in the project.
(c)

Negative balances represent cash to be received in excess of Estimated Remaining to be Spent.  The items are primarily related to December costs that were paid by us but not yet reimbursed by the lender. We expect to receive funds from our lenders for these costs in the future.

(d)	Columbia Regional Building was placed in service during August 2014.
(e)	Outlet Collection at Riverwalk was placed in service during May 2014.
(f)	We anticipate seeking financing for this project in the future.
(g)

Downtown Summerlin's Estimated Costs Remaining in Excess of Remaining Financing represents financing proceeds received in December for costs not yet paid as of December 31, 2014.  The project was placed in service during the fourth quarter 2014.

(h)	The Woodlands Resort & Conference Center was substantially completed in November 2014.
(i)	3831 Technology Forest was placed in service during December 2014. We are currently documenting permanent financing for this project.
(j)	Two Hughes Landing was placed in service during September 2014.
(k)	Creekside Village has no debt financing.
(l)

1725-35 Hughes Landing Boulevard Total Estimated Costs include approximately $19 million of tenant improvements that will be reimbursed directly by ExxonMobil. These Tenant Reimbursements are shown above, in column D, as an additional source of funds for project costs.

(m)	Waterway Square Hotel's Estimated Costs Remaining in Excess of Financing is the remaining cash equity portion of the capital structure.
(n)	Hughes Landing Hotel's Estimated Costs Remaining in Excess of Financing is the remaining cash equity portion of the capital structure.
(o)	Three Hughes Landing's Estimated Costs Remaining in Excess of Financing is the remaining cash equity portion of the capital structure.
(p)

Both Waiea Condominiums and Anaha Condominiums currently have nonrefundable Buyer Deposits that are required to be utilized to fund project costs prior to drawing on the loan.  When additional Buyer Deposits are received from additional unit sales, those deposits are also required to be used for project costs.  If all the remaining condominium units are sold, we currently estimate a total of approximately $87 million of additional buyer deposits that could be available to fund project costs thereby reducing the total amount needed to be drawn from the committed construction loan.

The following table represents our capitalized internal costs by segment for the years ended December 31, 2014 and 2013:

	Capitalized internal costs			Capitalized internal costs related to compensation costs
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
	(In millions)			(In millions)
MPC segment	$7.1	$8.9	$7.7	$4.5	$5.6	$5.0
Operating Assets segment	9.3	5.1	3.5	7.5	4.3	2.6
Strategic Developments segment	15.1	4.4	2.7	12.1	3.7	2.1

Capitalized internal costs (which include compensation costs) have decreased with respect to our MPC segment due to higher staff allocations to the Strategic Development segment. Capitalized internal costs have increased with respect to our properties undergoing redevelopment in our Operating Assets segment and our Strategic Developments segment as we have increased staffing and related costs from 2013 to correspond with our increase in development activities.

Impairments

We evaluate our real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability in this context means that the expected cumulative undiscounted future cash flows of an asset are less than its carrying value. The recoverability analysis, as an accounting concept, considers hold periods, but ignores when the future cash flows are expected to be received within that hold period and whether we currently expect to receive an above or below market rate of return over our anticipated holding period. If expected cumulative undiscounted cash flows are less than the carrying value, then we are required to record the asset at the lower of its carrying value or fair value. The process for deriving fair value involves discounting the expected future cash flows at a rate of return that we believe an investor would require based on the risk profile of the cash flows and returns available in the market for other investments having similar risk. We may also use other inputs such as appraisals and recent transactions for comparable properties, if appropriate. Book value for assets that have been recently impaired from an accounting perspective may more likely reflect market value than book values of assets that have not been impaired; consequently, unimpaired assets may be expected to generate above or below market returns relative to their respective book values. The lower book basis resulting from an impairment charge increases reported profitability from the asset in future periods, but has no impact on cash flow. For the years ended December 31, 2014, 2013 and 2012, we evaluated whether impairment indicators existed at all of our assets. In most instances, we concluded no impairment indicators were present. When indicators of impairment were present, we reconsidered expected cash flows and concluded that there were no impairments.

Liquidity and Capital Resources

Our primary sources of cash include cash flows from land sales in our MPC segment, cash generated from our operating assets inclusive of deposits from condo sales, first mortgage financings secured by our assets and the corporate bond markets. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and redevelopment opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our developments. We also provided a completion guarantee to the City of New York for the Pier 17 renovation project. We currently intend to raise additional funding with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time.

Total outstanding debt was $2.0 billion as of December 31, 2014. Our share of the debt of our Real Estate Affiliates totaled $54.6 million. Please refer to Note 8 – Mortgages, Notes and Loans Payable to our Consolidated Financial Statements for a table showing our debt maturity dates.

The following table summarizes our net debt on a segment basis as of December 31, 2014. Net debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and Special Improvement District (“SID”) and Municipal Utility District (“MUD”) receivables. Although net debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

	Master						Non-	Total
	Planned	Operating		Strategic		Segment	Segment	December 31,
Segment Basis (a)	Communities	Assets		Developments		Totals	Amounts	2014
(In thousands)
Mortgages, notes and loans payable	$211,195	$945,930	(b)	$128,631	(c)	$1,285,756	$769,968	$2,055,724	(d)
Less: Cash and cash equivalents	(59,600)	(85,763)	(e)	(47,393)	(f)	(192,756)	(374,699)	(567,455)
Special Improvement District receivables	(33,318)	-		-		(33,318)	-	(33,318)
Municipal Utility District receivables	(104,394)	-		-		(104,394)	-	(104,394)
Net debt	$13,883	$860,167		$81,238		$955,288	$395,269	$1,350,557

(a)	Please refer to Note 17 - Segments.
(b)	Includes our $31.7 million share of debt of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim #1 and Millennium Woodlands Phase II, LLC).
(c)	Includes our $22.9 million share of debt of our Real Estate and Other Affiliates in Strategic Developments segment (The Metropolitan Downtown Columbia Project).
(d)	Represents the gross amount of mortgages, notes and loans payable and is not net of the $7.7 million of unamortized underwriting fees.
(e)

Includes our $0.6 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim, Summerlin Las Vegas Baseball Club, LLC, Millennium Phase II and Stewart Title).

(f)

Includes our $6.3 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Strategic Developments segment (KR Holdings, LLC, HHMK Development, LLC, Parcel C and The Metropolitan Downtown Columbia Project).

Cash Flows

Operating Activities

Master Planned Community development has a significant impact on our business. The cash flows and earnings from the business can be much more variable than from our operating assets because the MPC business generates revenues from land sales rather than recurring contractual revenues from operating leases. MPC Land sales are a substantial portion of our cash flows from operating activities and are partially offset by development costs associated with the land sales business and acquisitions of land that is intended to ultimately be developed and sold.

Net cash used in operating activities was $58.3 million for the year ended December 31, 2014, compared to net cash provided by operating activities of $129.3 million for the year ended December 31, 2013, and $153.1 million for the year ended December 31, 2012. The most significant uses of cash compared to the prior years were the Conroe, TX MPC and other MPC land purchases totaling $100.9 million. Condominium development costs are also considered an operating activity because, like MPCs, the product being developed is intended for sale. Condominium development costs totaled $76.0 million in 2014.

The $187.6 million decrease in cash provided by operating activities for the year ended December 31, 2014 compared to the same period in 2013 was primarily due to higher MPC land acquisitions of $106.6 million, higher interest, leasing, development-related marketing and general and administrative expenses of $110.7 million and higher MPC development and condominium expenditures of $61.9 million. The increased expenditures were partially offset by $56.5 million of higher MPC land sales, $54.5 million of higher MUD collections and $28.1 million of increased distributions from our Real Estate Affiliates for the year ended December 31, 2014 compared to the same period in 2013. In addition, the year ended December 31, 2013 also includes $47.5 million of cash proceeds from the sale of our ONE Ala Moana condominium air rights into a joint venture.

The $23.7 million decrease in cash provided by operating activities for the year ended December 31, 2013 compared to the same period in 2012 was primarily the result of increased MPC development and condominium expenditures of $47.7 million and $5.7 million of land acquisition costs, higher leasing commissions at our projects under development of $15.0 million, higher compensation and benefit costs of $6.9 million as well as lower MUD collections of $33.0 million and lower Operating Assets segment earnings of $8.7 million. These decreases were partially offset by the collection of $47.5 million related to the sale of our condominium rights to KR Holdings, $36.0 million increase in MPC segment earnings due to higher land sales and $20.5 million in proceeds received through December 31, 2013 from our insurance carriers related to the Superstorm Sandy claim at South Street Seaport of which $3.3 million is included in net operating property improvements within the investing sections in 2013 and $5.0 million was received in 2012.

Investing Activities

Net cash used in investing activities was $746.5 million, $294.3 million and $81.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Cash used for development of real estate and property expenditures was $773.8 million, $270.1 million and $74.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increased development expenditures in 2014 compared to 2013 and 2012 relate primarily to the construction of Downtown Summerlin, Hughes Landing office and retail properties, 3 Waterway Square, Ward Village, South Street Seaport, Columbia Office Properties, and the Outlet Collection at Riverwalk.

Financing Activities

Net cash provided by financing activities was $470.3 million for the year ended December 31, 2014. Cash provided by financing activities for 2014 includes loan proceeds of $597.6 million from the issuance of mortgages, notes and loans payable. The proceeds partially funded development activity at the Bridgeland MPC, 3 Waterway Square, Two Hughes Landing, One Lake’s Edge, 1725-35 Hughes Landing Boulevard, and Downtown Summerlin, and refinanced existing debt to extend maturities and to take advantage of lower interest rates. Comparatively, for the year ended December 31, 2013, we received loan proceeds of $380.5 million from the issuance of mortgages, notes and loans payable, and $739.6 million from issuance of our Senior Notes. The proceeds partially funded development activity at the Bridgeland MPC, 3 Waterway Square, One Hughes Landing and Downtown Summerlin, and refinanced existing debt to extend maturities and to take advantage of lower interest rates. For the year ended December 31, 2012, we received loan proceeds of $68.4 million and made a net payment of $80.5 million, to retire Sponsors Warrants to purchase 6,083,333 shares of our common stock.

Principal payments on mortgages, notes and loans payable were $120.2 million, $279.7 million and $55.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments as of December 31, 2014:

	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years	Total
	In thousands
Mortgages, notes and loans payable (a)	$7,970	$261,428	$743,290	$980,782	$1,993,470
Interest payments (b)	93,037	174,662	148,639	152,017	568,355
Ground lease and other leasing commitments	8,151	18,995	15,650	329,233	372,029
Total	$109,158	$455,085	$907,579	$1,462,032	$2,933,854

(a)	Based on final maturity, inclusive of extension options.
(b)	Interest is based on the borrowings that are presently outstanding and current floating interest rates.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $7.3 million, $6.3 million and $5.4 million for 2014, 2013 and 2012, respectively. The amortization of above and below-market ground leases and straight-line rents included in the contractual rent amount were not significant.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $89.4 million as of December 31, 2014.

REIT Requirements

In order for Victoria Ward to remain qualified as a REIT for federal income tax purposes, Victoria Ward must meet a number of organizational and operational requirements, including a requirement that it distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its stockholders, including us. We have revoked Victoria Ward’s REIT status effective January 1, 2015. We do not expect revocation of the REIT election to have a material impact on us. Please refer to Note 9 – Income Taxes for more detail on Victoria Ward.

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

Acquisitions of Properties

We account for the acquisition of real estate properties constituting a business in accordance with ASC 805 (“ASC 805) Business Combinations. This methodology requires that assets acquired and liabilities assumed be recorded at their fair values on the date of acquisition.

The fair-value of tangible assets of an acquired property (which includes land, buildings, and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the fair-value of these assets. The “as-if-vacant” values are derived from several sources which primarily include a discounted cash flow analysis using discount and capitalization rates based on recent comparable market transactions, where available.

The value of acquired intangible assets consisting of in-place and above-market and below-market leases is recorded based on a variety of considerations. In-place lease considerations include, but are not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions and tenant improvements); (2) the value associated with lost revenue related to tenant reimbursable operating costs incurred during the assumed lease-up period (i.e. real estate taxes, insurance and certain other operating expenses); and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Above-market and below-market leases are valued at the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place lease; and (2) management’s estimate of current market lease rates, measured over the remaining non-cancelable lease term, including any below market renewal option periods.

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

Deferred Taxes and Tax Contingencies

As of December 31, 2014 and 2013, we had gross deferred tax assets totaling $335.7 million and $336.6 million, and gross deferred tax liabilities of $379.7 million and $413.4 million, respectively. We have established a valuation allowance in the amount of $18.2 million and $12.6 million as of December 31, 2014 and 2013, respectively, against certain deferred tax assets for which it is more likely than not that such deferred tax assets will not be realized.

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

One of our consolidated entities, Victoria Ward, Limited, elected to be taxed as a REIT and intended to continue to operate so as to qualify as a REIT going forward. Consequently, deferred taxes were not recorded on book and tax basis differences of Victoria Ward, Limited as it was believed these differences would ultimately be realized at a zero percent tax rate. In connection with the planned condominium development of Victoria Ward that was approved by the Hawaii Real Estate

Commission during the fourth quarter of 2013, the Company planned to revoke its REIT election at a then future date. The book and tax basis differences in the land and buildings of Victoria Ward, Limited would be realized after the REIT status is revoked and will be taxed at the applicable corporate tax rates. As a result of these events, deferred tax liabilities of $48.0 million were recorded in 2013 due to the excess book over tax basis relating to land and buildings and reduced to $46.9 million as of December 31, 2014. We revoked our REIT election effective January 1, 2015.

Two of our subsidiaries are involved in a dispute with the IRS relating to years in which those subsidiaries were owned by GGP. On May 6, 2011, GGP filed Tax Court petitions on behalf of these former taxable REIT subsidiaries seeking a redetermination of federal income tax for the years 2007 and 2008. The petitions seek to overturn determinations by the IRS that the taxpayers were liable for combined deficiencies totaling $144.1 million. On October 20, 2011, GGP filed a motion in the United States Tax Court to consolidate the cases of the two former taxable REIT subsidiaries of GGP subject to litigation with the Internal Revenue Service due to the common nature of the cases’ facts and circumstances and the issues being litigated. The United States Tax Court granted the motion to consolidate.  The case was heard by The United States Tax Court in November of 2012 and an unfavorable ruling was issued on June 2, 2014.

In connection with the deferred gain that is the subject of the aforementioned litigation, GGP had provided us with an indemnity against certain potential tax liabilities. Pursuant to the Tax Matters Agreement, GGP had indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the “Tax Indemnity”), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010 (“MPC Taxes”), in an amount up to $303.8 million. Under certain circumstances, GGP had also agreed to be responsible for interest or penalties attributable to such MPC Taxes in excess of the $303.8 million (“Indemnity Cap”) to the extent assessed by the IRS.

In December 2014, we entered into a Settlement of Tax Indemnity and Mutual Release agreement with GGP (the “Settlement Agreement”) pursuant to which, in consideration of the full satisfaction of GGP’s obligation for reimbursement of taxes related to GGP’s tax indemnity obligations under the Tax Matters Agreement, GGP (i) made a cash payment to us in the amount of $138.0 million and (ii) conveyed to us fee simple interest in six office properties and related parking garages located in Columbia, Maryland, known as 10 – 60 Columbia Corporate Center, for an agreed upon aggregate value of $130.0 million. Under the Settlement Agreement, the Company now controls the Tax Matter, including the right to decide whether to appeal the Decision. On December 15, 2014, the Company paid the MPC Taxes and filed an appeal of the Decision to the Fifth Circuit Court of Appeals. The appeal seeks to overturn the Decision and allow the Company to continue to use its current method of tax accounting for the sale of assets in the Company’s Master Planned Communities Segment. If the Decision stands, we may be required to change our method of tax accounting for certain transactions, which could affect the timing of our future tax payments and impact our results of operations. We expect the appeal to be heard by the appellate court in 2015.

As a result of the settlement, we recorded a net $74.0 million non-cash charge representing the difference between the $268.0 million value of the consideration received from GGP and the receivable recorded on our books.  When we were spun-off from GGP in 2010, we recognized a receivable from GGP equal to the amount of the indemnity cap. However, the Tax Matters Agreement stipulated that a certain tax asset on our books related to deferred interest deductions be used to reduce GGP’s indemnity obligation to us, when permitted by statute.  As a result, we had reduced the indemnity receivable as we utilized the tax asset. Going forward, we now will get 100% of the benefit of the tax asset, which totaled $85.1 million gross, at December 31, 2014.  We also could recover approximately $60 million of cash interest paid to the U.S. Government if we prevail on appeal.

Capitalization of development and leasing costs

We capitalize costs related to our development and leasing activities. Development costs, like planning, engineering, design and construction that are directly related to a development project are capitalized. Capitalization commences when the development activities begin and ceases when a project is completed, put on hold or we decide to not move forward with a project. Capitalized costs related to a project where we have determined not to move forward are expensed. Additionally, certain internal costs like payroll are capitalized and allocated to projects based on the amount of time employees spend on a project. We also will capitalize real estate taxes and allocated interest costs associated with development once construction commences. Leasing costs like commissions or tenant improvements are capitalized and allocated over the life of the lease or average life of a group of leases if appropriate. We do not capitalize any internal leasing costs.

Revenue Recognition and Related Matters

Land Sales Revenue

Revenues from land sales are recognized using the full accrual method at closing, when title has passed to the buyer, adequate consideration for the land has been received and we have no continuing involvement with the property. Revenue that is not recognized under the full accrual method is deferred and recognized when the required obligations are met or using the installment or cost recovery methods. Revenue related to builder price participation rights is recognized as the underlying homes are sold by homebuilders.

We determine the cost of real estate sold using the relative sales value method. When we sell real estate, the cost of real estate sales includes both costs incurred and estimates of future development costs benefiting the property through completion. Estimates of future revenues and development costs are re-evaluated throughout the year, with adjustments being allocated prospectively to the remaining parcels available for sale. For certain parcels of land, however, the specific identification method is used to determine the cost of sales, including acquired parcels that we do not intend to  develop or for which development was complete at the date of acquisition.

Rental Revenue

Revenue associated with our operating assets includes minimum rent, percentage rent in lieu of fixed minimum rent, tenant recoveries and overage rent.

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues also include amortization related to above and below‑market tenant leases on acquired properties.

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

Condominium Rights and Unit Sales

Revenue recognition for contracted individual units in a condominium project are accounted for under the percentage of completion method when the following criteria are met: a) construction is beyond a preliminary stage; b) buyer is unable to require a refund of its deposit, except for non‑delivery of the unit; c) sufficient units are sold to assure that it will not revert to a rental property; d) sales prices are collectible; and e) aggregate sales proceeds and costs can be reasonably estimated. Those units that do not meet the criteria use the full accrual method or deposit method which defers revenue recognition until the unit is closed.

Revenue recognized on the percentage-of-completion method is based upon the ratio of project costs incurred to date compared to total estimated project cost. Total estimated project costs include direct costs such as the carrying value of our land, site planning, architectural, construction costs, financing costs and indirect cost allocations for certain infrastructure and amenity costs which benefit the project based upon the relative fair value of the land prior to development. Changes in estimated project costs, impact the amount of revenue and profit recognized on a percentage of completion basis during the period in which they are determined and future periods.

Recently Issued Accounting Pronouncements and Developments

Please refer to Note 2 - Summary of Significant Accounting Policies for additional information about new accounting pronouncements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. Increases in interest rates could make it more difficult to refinance our floating and fixed rate debt when due. As of December 31, 2014, we had $962.9 million of variable rate debt outstanding of which $172.0 million has been swapped to a fixed-rate. Approximately $176.7 million of the $786.2 million of total variable rate debt that has not been swapped to a fixed rate is represented by the Master Credit Facility at The Woodlands. Due to the revolving nature of this type of debt, it is generally inefficient to use interest rate swaps as a hedging instrument; rather, we have purchased an interest rate cap having a $100.0 million notional amount for this facility to mitigate our exposure to rising interest rates. We also did not swap to a fixed rate $95.7 million of the outstanding balance on the Victoria Ward financing because it is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. As of December 31, 2014, annual interest costs would increase approximately $7.9 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest costs are capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) is expected to be minimal, but we would incur higher payments. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 2 – Summary of Significant Accounting Policies to our Consolidated Financial Statements, Note 8 – Mortgages, Notes and Loans Payable and Note 13 – Derivative Instruments and Hedging Activities. We intend to manage a portion of our variable interest rate exposure by using interest rate swaps and caps.

The following table summarizes principal cash flows on our debt obligations and related weighted-average interest rates by expected maturity dates as of December 31, 2014:

	Contractual Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total
(In thousands)
Mortgages, notes and loans payable	$7,970	$247,655	$13,773	$348,294	$394,996	$980,782	$1,993,470
Weighted - average interest rate	4.61%	4.79%	4.61%	4.99%	5.07%	6.27%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is set forth beginning on page F-1. See “Item 15 – Exhibits and Financial Schedule” below.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 Framework). Management concluded, based on its assessment, that The Howard Hughes Corporation’s internal control over financial reporting was effective as of December 31, 2014. Ernst & Young, LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2014, as stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Howard Hughes Corporation

We have audited The Howard Hughes Corporation’s (the Company) internal control over financial reporting as of  December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Howard Hughes Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Howard Hughes Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting

Oversight Board (United States), the consolidated balance sheets of The Howard Hughes Corporation  as of December 31, 2014 and 2013, and the related consolidated statements of  operations, comprehensive income (loss), equity and cash flows for each of the two years in the period ended December 31, 2014 of The Howard Hughes Corporation and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX

March 2, 2015

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the relevant information included in our proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the relevant information included in our proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the relevant information included in our proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the relevant information included in our proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the relevant information included in our proxy statement for our 2015 Annual Meeting of Stockholders.

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

(a)	Exhibits.

(b)	Separate financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOWARD HUGHES CORPORATION

/s/ David R. Weinreb
David R. Weinreb
Chief Executive Officer	March 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board and Director	March 2, 2015
William Ackman

/s/ David R. Weinreb	Director and Chief Executive Officer	March 2, 2015
David R. Weinreb	(Principal Executive Officer)

/s/ Andrew C. Richardson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2015
Andrew C. Richardson

*	Director	March 2, 2015
Adam Flatto

*	Director	March 2, 2015
Jeffrey Furber

*	Director	March 2, 2015
Gary Krow

*	Director	March 2, 2015
Allen Model

*	Director	March 2, 2015
R. Scot Sellers

*	Director	March 2, 2015
Steven Shepsman

*	Director	March 2, 2015
Burton M. Tansky

*	Director	March 2, 2015
Mary Ann Tighe

*/s/ David R. Weinreb
David R. Weinreb
Attorney-in-fact

THE HOWARD HUGHES CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Howard Hughes Corporation

We have audited the accompanying consolidated balance sheets of The Howard Hughes Corporation (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a) as it relates to information included therein as of December 31, 2014 and 2013 and for each of the two years in the period ended December 31, 2014. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Howard Hughes Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the information presented in the related financial statement schedule as of December 31, 2014 and 2013 and for each of the two years in the period ended December 31, 2014, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX

March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Howard Hughes Corporation

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows of The Howard Hughes Corporation and subsidiaries (the "Company") for the year ended December 31, 2012. Our audit also included the financial statement schedule listed in the Index at Item 15 as it relates to information included therein as of and for the year ended December 31, 2012. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of The Howard Hughes Corporation and subsidiaries for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as it relates to information included therein as of and for the year ended December 31, 2012, when considered in relation to the basic consolidated financial statements taken as  a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 28, 2013

THE HOWARD HUGHES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets:	(In thousands, except share amounts)
Investment in real estate:
Master Planned Community assets	$1,641,063	$1,537,758
Land	317,211	244,041
Buildings and equipment	1,243,979	754,878
Less: accumulated depreciation	(157,182)	(111,728)
Developments	914,303	488,156
Net property and equipment	3,959,374	2,913,105
Investment in Real Estate and Other Affiliates	53,686	61,021
Net investment in real estate	4,013,060	2,974,126
Cash and cash equivalents	560,451	894,948
Accounts receivable, net	28,190	21,409
Municipal Utility District receivables, net	104,394	125,830
Notes receivable, net	28,630	20,554
Tax indemnity receivable, including interest	-	320,494
Deferred expenses, net	75,070	36,567
Prepaid expenses and other assets, net	310,136	173,940
Total assets	$5,119,931	$4,567,868

Liabilities:
Mortgages, notes and loans payable	$1,993,470	$1,514,623
Deferred tax liabilities	62,205	89,365
Warrant liabilities	366,080	305,560
Uncertain tax position liability	4,653	129,183
Accounts payable and accrued expenses	466,017	283,991
Total liabilities	2,892,425	2,322,722

Commitments and Contingencies (see Note 10 )

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	-	-
Common stock: $.01 par value; 150,000,000 shares authorized, 39,638,094 shares issued and outstanding as of December 31, 2014 and 39,576,344 shares issued and outstanding as of December 31, 2013	396	396
Additional paid-in capital	2,838,013	2,829,813
Accumulated deficit	(606,934)	(583,403)
Accumulated other comprehensive loss	(7,712)	(8,222)
Total stockholders' equity	2,223,763	2,238,584
Noncontrolling interests	3,743	6,562
Total equity	2,227,506	2,245,146
Total liabilities and equity	$5,119,931	$4,567,868

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except share amounts)
Revenues:
Master Planned Community land sales	$325,099	$251,217	$182,643
Builder price participation	20,908	9,356	5,747
Minimum rents	97,234	81,668	82,621
Tenant recoveries	28,353	21,068	23,351
Condominium rights and unit sales	83,565	32,969	267
Resort and conference center revenues	37,921	39,201	39,782
Other land revenues	16,503	13,416	18,073
Other rental and property revenues	24,982	20,523	24,402
Total revenues	634,565	469,418	376,886
Expenses:
Master Planned Community cost of sales	119,672	124,040	89,298
Master Planned Community operations	41,794	38,414	40,506
Other property operating costs	67,034	65,723	63,035
Rental property real estate taxes	17,407	14,291	13,643
Rental property maintenance costs	9,135	8,083	8,655
Condominium rights and unit cost of sales	49,995	16,572	96
Resort and conference center operations	31,829	29,454	29,112
Provision for doubtful accounts	1,404	836	1,224
Demolition costs	6,734	2,078	-
General and administrative	73,569	48,466	36,548
Development-related marketing costs	22,783	5,880	-
Other income, net	(29,471)	(29,478)	(2,125)
Depreciation and amortization	55,958	33,845	24,429
Total expenses	467,843	358,204	304,421

Operating income	166,722	111,214	72,465

Interest income	22,531	3,185	9,437
Interest expense	(38,624)	(9,759)	(964)
Warrant liability loss	(60,520)	(181,987)	(185,017)
Increase (reduction) in tax indemnity receivable	90	(1,206)	(20,260)
Loss on settlement of tax indemnity receivable	(74,095)	-	-
Equity in earnings from Real Estate and Other Affiliates	23,336	14,428	3,683
Income (loss) before taxes	39,440	(64,125)	(120,656)
Provision for income taxes	62,960	9,570	6,887
Net loss	(23,520)	(73,695)	(127,543)
Net income attributable to noncontrolling interests	(11)	(95)	(745)
Net loss attributable to common stockholders	$(23,531)	$(73,790)	$(128,288)

Basic loss per share:	$(0.60)	$(1.87)	$(3.36)

Diluted loss per share:	$(0.60)	$(1.87)	$(3.36)

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Comprehensive loss, net of tax:
Net loss	$(23,520)	$(73,695)	$(127,543)
Other comprehensive income (loss):
Interest rate swaps (a)	1,003	2,542	(2,770)
Capitalized swap interest (b)	(493)	(1,189)	(1,227)
Other comprehensive income (loss)	510	1,353	(3,997)
Comprehensive loss	(23,010)	(72,342)	(131,540)
Comprehensive income attributable to noncontrolling interests	(11)	(95)	(745)
Comprehensive loss attributable to common stockholders	$(23,021)	$(72,437)	$(132,285)

(a)	Net of deferred tax expense of $0.2 million and $0.5 million, and deferred tax benefit of $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
(b)	Net of deferred tax benefit of $0.2 million, $0.6 million, and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Additional		Other
		Common	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
(In thousands, except shares)	Shares	Stock	Capital	Deficit	Income (Loss)	Interests	Equity
Balance January 1, 2012	37,945,707	$379	$2,711,109	$(381,325)	$(5,578)	$5,014	$2,329,599
Net income (loss)		-	-	(128,288)	-	745	(127,543)
Interest rate swaps, net of tax $55		-	-	-	(2,770)	-	(2,770)
Capitalized swap interest, net of tax $724		-	-	-	(1,227)	-	(1,227)
Warrants exercised	1,525,272	15	108,645	-	-	-	108,660
Stock plan activity	27,933	1	4,277	-	-	-	4,278
Balance, December 31, 2012	39,498,912	$395	$2,824,031	$(509,613)	$(9,575)	$5,759	$2,310,997
Net income (loss)		-	-	(73,790)	-	95	(73,695)
Adjustment to noncontrolling interest		-	-	-	-	720	720
Preferred dividend payment on behalf of subsidiary		-	-	-	-	(12)	(12)
Interest rate swaps, net of tax ($486)		-	-	-	2,542	-	2,542
Capitalized swap interest, net of tax $635		-	-	-	(1,189)	-	(1,189)
Stock plan activity	77,432	1	5,782	-	-	-	5,783
Balance, December 31, 2013	39,576,344	$396	$2,829,813	$(583,403)	$(8,222)	$6,562	$2,245,146
Net income (loss)		-	-	(23,531)	-	11	(23,520)
Distribution to noncontrolling interest		-	-	-	-	(2,818)	(2,818)
Preferred dividend payment on behalf of subsidiary		-	-	-	-	(12)	(12)
Interest rate swaps, net of tax $184		-	-	-	1,003	-	1,003
Capitalized swap interest, net of tax $199		-	-	-	(493)	-	(493)
Stock plan activity	61,750	-	8,200	-	-	-	8,200
Balance, December 31, 2014	39,638,094	$396	$2,838,013	$(606,934)	$(7,712)	$3,743	$2,227,506

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012

	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(23,520)	$(73,695)	$(127,543)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	50,683	29,637	19,455
Amortization	5,275	4,208	4,974
Amortization of deferred financing costs	4,378	2,952	1,418
Amortization of intangibles other than in-place leases	668	213	96
Straight-line rent amortization	-	(3,652)	(757)
Deferred income taxes	65,010	8,352	4,448
Gain on disposition of assets	(2,373)	(8,483)	-
Restricted stock and stock option amortization	8,200	5,782	4,277
Warrant liability loss	60,520	181,987	185,017
Reduction (increase) in tax indemnity receivable	(90)	1,206	20,260
Interest income related to tax indemnity	(21,510)	(2,078)	(8,111)
Loss on settlement of tax indemnity receivable	74,095	-	-
Equity in earnings from Real Estate and Other Affiliates, net of distributions	11,222	(7,121)	(35)
Provision for doubtful accounts	1,404	836	1,224
Master Planned Community land acquisitions	(100,913)	(5,667)	-
Master Planned Community development expenditures	(140,735)	(133,590)	(107,144)
Master Planned Community cost of sales	110,885	112,695	87,499
Condominium development expenditures	(75,990)	(21,213)	-
Condominium and other cost of sales	49,995	16,572	96
Proceeds from sale of condominium rights	-	47,500	-
Percentage of completion revenue recognition from sale of condominium rights and units	(83,565)	(32,969)	-
Non-monetary consideration relating to land transactions	(17,406)	-	-
Proceeds received on settlement of tax indemnity receivable	138,000	-	-
IRS payment for tax court decision	(203,298)	-	-
Net changes:
Accounts and notes receivable	45,209	5,935	51,571
Prepaid expenses and other assets	(6,311)	(1,591)	4,110
Condominium deposits received	139,187	-	-
Deferred expenses	(36,641)	(19,364)	(1,995)
Accounts payable and accrued expenses	37,213	20,333	15,112
Condominium deposits held in escrow	(139,187)	-	-
Other, net	(8,720)	547	(908)
Cash provided by (used in) operating activities	(58,315)	129,332	153,064

Cash Flows from Investing Activities:
Property and equipment expenditures	(8,521)	(31,768)	(1,226)
Operating property improvements	(6,299)	(17,231)	(14,201)
Property developments and redevelopments	(759,003)	(221,071)	(58,940)
Proceeds from insurance claims	12,901	-	-
Proceeds from dispositions	11,953	10,814	-
Acquisition of 1701 Lake Robbins	(1,484)	-	-
Acquisition of 85 South Street	(20,071)	-	-
Consideration paid to acquire Millennium Waterway Apartments, net of cash acquired	-	-	(2,721)
Distribution from Millennium Waterway Apartments	-	-	6,876
Proceeds from sales of investment in Real Estate Affiliates	-	13,270	8,579
Investment in Summerlin Las Vegas Baseball Club, LLC	-	(10,350)	-
Distributions from (investment in) KR Holdings, LLC	9,386	(16,750)	-
Investment in Real Estate and Other Affiliates, net	(6,248)	(4,035)	(4,552)
Change in restricted cash	20,930	(17,204)	(15,164)
Cash used in investing activities	(746,456)	(294,325)	(81,349)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	597,553	1,120,102	68,410
Principal payments on mortgages, notes and loans payable	(120,182)	(279,721)	(55,832)
Deferred financing costs	(7,085)	(6,594)	(2,114)
Preferred dividend payment on behalf of REIT subsidiary	(12)	(12)	-
Distributions to noncontrolling interests	-	(3,031)	-
Purchase of Sponsors Warrants	-	-	(80,548)
Cash provided by (used in) financing activities	470,274	830,744	(70,084)
Net change in cash and cash equivalents	(334,497)	665,751	1,631
Cash and cash equivalents at beginning of year	894,948	229,197	227,566
Cash and cash equivalents at end of year	$560,451	$894,948	$229,197

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012

	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$84,497	$30,600	$28,857
Interest capitalized	46,513	37,470	27,571
Income taxes paid	204,898	2,268	1,202

Non-Cash Transactions:
Special Improvement District bond transfers associated with land sales	8,786	14,376	(3,033)
Property developments and redevelopments	38,567	85,609	8,384
Acquisition of 1701 Lake Robbins:
Land	(1,663)	-	-
Building	(3,725)	-	-
Other assets	(848)	-	-
Mortgages, notes and loans payable	4,600	-	-
Other liabilities	152	-	-
Acquisition of 10-60 Columbia Corporate Center:
Land	(23,404)	-	-
Building	(79,247)	-	-
Other assets	(28,997)	-	-
Other liabilities	1,648	-	-
Acquisition of 85 South Street:
Building	(3,979)	-	-
Below market lease obligation	3,979
Accrued interest on construction loan borrowing	4,785	-	-
Distribution of land to noncontrolling interests	2,818	-	-
Retirement of Sponsors Warrants and issuance of 1,525,272 shares of common stock	-	-	(76,264)
Acquisition of Millennium Waterway Apartments:
Land	-	-	(15,917)
Building and equipment	-	-	(56,002)
Other assets	-	-	(2,670)
Mortgages, notes and loans payable	-	-	55,584
Other liabilities	-	-	755
Reduction in investments in Real Estate Affiliates due to the Millennium Waterway Apartments acquisition	-	-	22,405
Acquisition of 70 Columbia Corporate Center:
Land	-	-	(1,281)
Building	-	-	(13,089)
Other assets	-	-	(2,957)
Mortgages, notes and loans payable	-	-	16,037
Other liabilities	-	-	1,290
MPC Land contributed to Real Estate Affiliate	-	-	2,190
Purchase of land from GGP	-	-	(1,315)
Non-cash increase in property due to consolidation of real estate affiliate	-	3,750	-
Transfer of condominium buyer deposits to real estate affiliate	-	34,220	-

See Notes to Consolidated Financial Statements

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  ORGANIZATION

General

The Howard Hughes Corporation’s (“HHC” or the “Company”) mission is to be the preeminent developer and operator of Master Planned Communities and mixed‑use properties. We specialize in the development of master planned communities and the ownership, management and development or repositioning of real estate assets currently generating revenues, also called operating assets, as well as other strategic real estate opportunities in the form of entitled and unentitled land and other development rights, also called strategic developments. We are a Delaware corporation that was formed on July 1, 2010. Unless the context otherwise requires, references to “we,” “us” and “our” refer to HHC and its subsidiaries.

Management has evaluated all material events occurring subsequent to the date of the Consolidated Financial Statements up to the date and time this Annual Report is filed.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), with all intercompany balances eliminated. The presentation includes the accounts of the Company, and those entities in which we have a controlling financial interest. The noncontrolling equity holders’ share of the assets, liabilities and operations are reflected in noncontrolling interests within permanent equity. The company also consolidates certain variable interest entities (“VIEs”) in accordance with Accounting Standards Codification (“ASC”) 810 (“ASC 810”) Consolidation (see “Real Estate and Other Affiliates” below). Certain amounts in 2012 and 2013 have been reclassified to conform to 2014 presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and assumptions have been made with respect to revenue recognition accounted for under the percentage of completion method, capitalization of development costs, provision for income taxes, recoverable amounts of receivables and deferred tax assets, initial valuations of tangible and intangible assets and the related useful lives of assets upon which depreciation and amortization is based. Estimates and assumptions have also been made with respect to future revenues and costs, the fair value of warrants, debt and options granted.   Actual results could differ from these and other estimates.

From time to time, we may reassess the strategies for certain buildings and improvements which subsequently cause a reassessment of useful lives. As a result, we recognized an additional $10.8 million, or $0.27 per diluted share, and $1.2 million, or $0.03 per diluted share, in depreciation during the years ended December 31, 2014 and 2013, respectively, due to the change in useful lives of these buildings and improvements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We periodically review the estimated useful lives of properties. Depreciation or amortization expense is computed using the straight‑line method based upon the following estimated useful lives:

Asset Type	Years
Buildings and improvements	10 - 45
Equipment, tenant improvements and fixtures	5 - 10
Computer hardware and software, and vehicles	3 - 5

Developments

Development costs, which generally include legal and professional fees and other directly‑related third‑party costs associated with specific development properties, are capitalized as part of the property being developed. In the event that management no longer has the ability or intent to complete a development, the costs previously capitalized are expensed.

Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized. Real estate taxes, interest and insurance costs incurred during construction periods are also capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Demolition costs associated with these redevelopments are expensed as incurred.

Our Developments are made up of the following categories:

	December 31,
	2014	2013
	(In thousands)
Land & improvements	$164,280	$194,282
Development costs	667,228	293,874
Condominium	82,795	-
Total Developments	$914,303	$488,156

Real Estate and Other Affiliates

In the ordinary course of business, we enter into partnerships or joint ventures primarily for the development and operation of real estate assets which are referred to as “Real Estate Affiliates”. These partnerships or joint ventures are typically characterized by a non‑controlling ownership interest with decision making and distribution of expected gains and losses being generally proportionate to the ownership interest. We evaluate these partnerships and joint ventures for consolidation in accordance with ASC 810 Consolidations.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We account for VIEs for which we are not considered to be the primary beneficiary, but have significant influence, using the equity method and investments in VIEs where we do not have significant influence on the joint venture’s operating and financial policies using the cost method.

We account for investments in joint ventures where we own a non‑controlling interest using the equity method, and investments in joint ventures where we have virtually no influence on the joint venture’s operating and financial policies, on the cost method. Under the equity method, the cost of our investment is adjusted for our share of the equity in earnings or losses of such Real Estate Affiliates from the date of investment and reduced by distributions received. Generally, the operating agreements with respect to our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages. We generally also share in the profit and losses, cash flows and other matters relating to our Real Estate Affiliates in accordance with our respective ownership percentages. For cost method investments, we recognize earnings to the extent of distributions received from such investments.

Acquisitions of Properties

We account for the acquisition of real estate properties constituting a business in accordance with ASC 805 (“ASC 805) Business Combinations. This methodology requires that assets acquired and liabilities assumed be recorded at their fair values on the date of acquisition.

The fair-value of tangible assets of an acquired property (which includes land, buildings, and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the fair-value of these assets. The “as-if-vacant” values are derived from several sources which primarily include a discounted cash flow analysis using discount and capitalization rates based on recent comparable market transactions, where available.

The value of acquired intangible assets consisting of in-place and above-market and below-market leases is recorded based on a variety of considerations. In-place lease considerations include, but are not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease,

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

including leasing commissions and tenant improvements); (2) the value associated with lost revenue related to tenant reimbursable operating costs incurred during the assumed lease-up period (i.e. real estate taxes, insurance and certain other operating expenses); and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Above-market and below-market leases are valued at the present value, using a discount rate that reflects the risks associated with the leases acquired, of the difference between (1) the contractual amounts to be paid pursuant to the in-place lease; and (2) management’s estimate of current market lease rates, measured over the remaining non-cancelable lease term, including any below market renewal option periods.

Impairment

We review our real estate assets (including those held by our Real Estate Affiliates), operating assets, land held for development and sale and developments for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  GAAP related to the impairment or disposal of long‑lived assets requires that if impairment indicators exist and that expected undiscounted cash flows generated by the asset are less than its carrying amount, an impairment provision should be recorded.  If impaired, the carrying amount of the asset is written down to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below market rate of return.

Impairment indicators for our assets or projects within our Master Planned Communities segment are assessed separately and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future sales. Master Planned Community assets have extended life cycles that may last 20 to 40 years and have few long‑term contractual cash flows. Further, Master Planned Community assets generally have minimal to no residual values because of their liquidating characteristics. Master Planned Community development periods often occur through several economic cycles. Subjective factors such as the expected timing of property development and sales, optimal development density and sales strategy impact the timing and amount of expected future cash flows and fair value.

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

The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, pricing, development costs, sales pace and capitalization rates, and estimated holding periods for the applicable assets. Although the estimated fair value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount is not expected to be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations. In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset or, for Master Planned Communities, is expensed as a cost of sales when land is sold. Assets that have been impaired will in the future have lower depreciation and cost of sale expenses. The impairment will have no impact on cash flow.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With respect to our investment in Real Estate Affiliates, a series of operating losses of an underlying asset or other factors may indicate that a decrease in value has occurred which is other‑than‑temporary. The investment in each Real Estate Affiliate is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other‑than‑temporary. If the decrease in value of our investment in a Real Estate Affiliate is deemed to be other‑than‑temporary, our investment in such Real Estate Affiliate is reduced to its estimated fair value. In addition to the property‑specific impairment analysis that we perform on the underlying assets of the Real Estate Affiliates’ land held for development and sale and developments owned by such Real Estate Affiliates, we also consider the ownership and distribution preferences and limitations and rights to sell and repurchase our ownership interests.

Cash and Cash Equivalents

Cash and marketable securities consist of highly-liquid investments with maturities at date of purchase of three months or less and are deposited with major banks throughout the United States. Such deposits are in excess of FDIC limits and are placed with high quality institutions in order to minimize concentration of counterparty credit risk.

Revenue Recognition and Related Matters

Land Sales Revenue

Revenues from land sales are recognized using the full accrual method at closing, when title has passed to the buyer, adequate consideration for the land has been received and we have no continuing involvement with the property. Revenue that is not recognized under the full accrual method is deferred and recognized when the required obligations are met or using the installment or cost recovery methods. Revenue related to builder price participation rights is recognized as the underlying homes are sold by homebuilders.

We determine the cost of real estate sold using the relative sales value method. When we sell real estate, the cost of real estate sales includes both costs incurred and estimates of future development costs benefiting the property through completion. Estimates of future revenues and development costs are re-evaluated throughout the year, with adjustments being allocated prospectively to the remaining parcels available for sale. For certain parcels of land, however, the specific identification method is used to determine the cost of sales, including acquired parcels that we do not intend to  develop or for which development was complete at the date of acquisition.

Rental Revenue

Revenue associated with our operating assets includes minimum rent, percentage rent in lieu of fixed minimum rent, tenant recoveries and overage rent.

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues also include amortization related to above and below‑market tenant leases on acquired properties.

Recoveries from tenants are stipulated in the leases and are generally computed based upon a formula related to real estate taxes, insurance and other real estate operating expenses and are generally recognized as revenues in the period the related costs are incurred.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Overage rent is recognized on an accrual basis once tenant sales exceed contractual thresholds contained in the lease and is calculated by multiplying the tenant sales in excess of the minimum amount by a percentage defined in the lease.

Condominium Rights and Unit Sales

Revenue recognition for contracted individual units in a condominium project are accounted for under the percentage of completion method when the following criteria are met: a) construction is beyond a preliminary stage; b) buyer is unable to require a refund of its deposit, except for non‑delivery of the unit; c) sufficient units are sold to assure that it will not revert to a rental property; d) sales prices are collectible; and e) aggregate sales proceeds and costs can be reasonably estimated. Those units that do not meet the criteria use the full accrual method or deposit method which defers revenue recognition until the unit is closed.

Revenue recognized on the percentage-of-completion method is based upon the ratio of project costs incurred to date compared to total estimated project cost. Total estimated project costs include direct costs such as the carrying value of our land, site planning, architectural, construction costs, financing costs and indirect cost allocations for certain infrastructure and amenity costs which benefit the project based upon the relative fair value of the land prior to development. Changes in estimated project costs, impact the amount of revenue and profit recognized on a percentage of completion basis during the period in which they are determined and future periods.

Resort and Conference Center Revenue

Revenue for the resort and conference center is recognized as services are performed and primarily represents room rentals and food and beverage sales.

Other Income

Other income for the year ended December 31, 2014 primarily relates to a $27.0 million gain on insurance recoveries related to casualty losses at South Street Seaport from Superstorm Sandy and $2.4 million related to the sale of the Redlands Promenade property.

Other income for the year ended December 31, 2013 includes a $12.2 million gain on insurance recoveries relating to South Street Seaport, an $8.5 million gain recognized on the sale of our Head Acquisition, LP interest, a $4.5 million favorable legal settlement relating to the British Petroleum oil spill in the Gulf of Mexico in 2010, a $1.0 million gain from the sale of Alameda Plaza, a $0.7 million gain on the sale of Parcel D into a joint venture and a $0.6 million gain from the sale of Rio West Mall.

Marketing and advertising

Our Strategic Development, Operating Assets and Master Planned Community segments incur various marketing and advertising costs as part of their development, branding, leasing or sales initiatives. These costs include special events, broadcasts, direct mail and online digital and social media programs, and they are expensed as incurred.

Accounts Receivable

Accounts receivable includes tenants, tenant recoveries, and other receivables, and straight‑line rent receivables.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Straight‑line rent receivables represent rental revenues recognized in excess of amounts currently due under lease agreements. Such amounts totaling $13.5 million as of December 31, 2014 and $10.2 million as of December 31, 2013, are included in Accounts receivable, net in our Consolidated Balance Sheets.

We record allowances against our receivables that we consider uncollectible. These allowances are reviewed periodically and are adjusted based on management’s estimate of receivables that will not be realized in subsequent periods. We also maintain an allowance for receivables arising from the straight‑lining of rents. Management exercises judgment in establishing these allowances and considers payment history, current credit status and if the tenant is currently occupying the space in developing these estimates. The allowance against our straight‑line rent receivable is based on historical experience with early lease terminations, as well as specific review of significant tenants and tenants that are having known financial difficulties.

The following table summarizes the changes in allowance for doubtful accounts against our accounts receivables:

	2014	2013	2012
	(In thousands)
Balance as of January 1	$7,390	$8,914	$8,496
Change in provision	1,404	836	1,224
Write-offs	(1,175)	(2,360)	(806)
Balance as of December 31	$7,619	$7,390	$8,914

Municipal Utility District receivables

In Houston, Texas, certain development costs are reimbursable through the creation of Municipal Utility District (“MUDs”, also known as Water Control and Improvement Districts) receivables, which are separate political subdivisions authorized by Article 16, Section 59 of the Texas Constitution and governed by the Texas Commission on Environmental Quality (“TCEQ”). MUDs are formed to provide municipal water, waste water, drainage services, recreational facilities and roads to those areas where they are currently unavailable through the regular city services. Typically, the developer advances funds for the creation of the facilities, which must be designed, bid and constructed in accordance with the City of Houston’s and TCEQ requirements.

The developer initiates the MUD process by filing the applications for the formation of the MUD, and once the applications have been approved, a board of directors is elected for the MUD and given the authority to issue ad valorem tax bonds and the authority to tax residents. The MUD Board authorizes and approves all MUD development contracts and pay requests. MUD bond sale proceeds are used to reimburse the developer for its construction costs, including interest. MUD taxes are used to pay the debt service on the bonds and the operating expenses of the MUD. The Company estimates the costs it believes will be eligible for reimbursement as MUD receivables. Our MUD receivables are pledged as security to creditors under the Bridgeland and TWL facilities. MUD receivables are shown net of an allowance of $5.8 and $5.3 million for the years ending December 31, 2014 and 2013, respectively, in the accompanying Consolidated Balance Sheets.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Receivable

Notes receivable include amounts due from builders, primarily at our Summerlin Master Planned Community and a note from General Growth Partners (“GGP”).  The GGP note had a balance of $6.7 million and $13.2 million as of December 31, 2014 and 2013, respectively. The GGP note is fully amortizing, carries an interest rate of 4.41%, and cash payments under the note are approximately $6.9 million per year through the end of 2015. Our Summerlin Master Planned Community holds a $20.2 million note from a national homebuilder relating to a 2014 land sale, maturing on November 20, 2015, and bearing interest at 0.39%.

Also included in Notes receivable are notes receivable from various tenants, net of an allowance for uncollectible notes receivable, of $0.5 million as of December 31, 2014 and $0.4 million as of December 31, 2013.

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

Tax Indemnity Receivable

As further described in Note 9 - Income Taxes, GGP had indemnified us from and against a portion of taxes related to sales of certain assets in our Master Planned Communities segment as well as any interest or penalties assessed by the Internal Revenue Service that are attributable to those taxes. We recognized a tax indemnity receivable prior to the settlement date, for an amount equal to the indemnified liability we had recorded, including interest and penalties, reduced for our cumulative utilization of certain of our tax assets that contractually limits the amount we can receive pursuant to the Tax Matters Agreement. Interest income related to the tax indemnity receivable was recognized as interest income in

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our Consolidated Statements of Operations. Reductions to the tax indemnity receivable attributable to a corresponding indemnified liability or recognition of contractual limitations incurred were recorded as Reduction in tax indemnity receivable in our Consolidated Statements of Operations prior to the settlement.

Deferred Expenses

Deferred expenses consist principally of financing fees and leasing costs. Deferred financing fees are amortized to interest expense over the terms of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method). Deferred leasing costs are amortized to amortization expense using the straight‑line method over periods that approximate the related lease terms. Deferred expenses in our Consolidated Balance Sheets are shown net of accumulated amortization of $13.2 million and $7.2 million as of December 31, 2014 and 2013, respectively.

Stock Plans

We apply the provisions of ASC 718 (“ASC 718”) Stock Compensation in our accounting and reporting for stock‑based compensation. ASC 718 requires all share‑based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. All unvested options outstanding under our option plans have grant prices equal to the market price of the Company’s stock on the dates of grant. Compensation cost for restricted stock is determined based on the fair market value of the Company’s stock at the date of grant.

Earnings Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted‑average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and nonvested stock issued under stock‑based compensation plans is computed using the “treasury stock” method. The dilutive effect of the Sponsors Warrants and Management Warrants is computed using the if‑converted method. Gains associated with the changes in the fair value of the Sponsors Warrants and Management Warrants are excluded from the numerator in computing diluted earnings per share because inclusion of such gains in the computation would be anti‑dilutive.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information related to our EPS calculations is summarized as follows:

	Year ended December 31,
	2014	2013	2012
	(In thousands, except share amounts)
Basic EPS:
Numerator:
Net loss	$(23,520)	$(73,695)	$(127,543)
Net income attributable to noncontrolling interests	(11)	(95)	(745)
Net loss attributable to common stockholders	$(23,531)	$(73,790)	$(128,288)

Denominator:
Weighted average number of common shares outstanding	39,464	39,449	38,127

Diluted EPS:
Numerator:
Net loss attributable to common stockholders	$(23,531)	$(73,790)	$(128,288)
Less: Warrant liability gain	-	-	-
Adjusted net income (loss) available to common stockholders	$(23,531)	$(73,790)	$(128,288)

Denominator:
Weighted average number of common shares outstanding	39,464	39,449	38,127
Warrants	-	-	-
Weighted average diluted common shares oustanding	39,464	39,449	38,127

Basic loss per share	$(0.60)	$(1.87)	$(3.36)

Diluted loss per share	$(0.60)	$(1.87)	$(3.36)

The diluted EPS computations as of December 31, 2014 exclude 1,046,940 stock options, 172,690 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsor Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti‑dilutive.

The diluted EPS computations as of December 31, 2013 exclude 965,440 stock options, 122,334 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsor Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti‑dilutive.

The diluted EPS computations as of December 31, 2012 exclude 861,940 stock options, 57,933 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsor Warrants, and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti‑dilutive.

Recently Issued Accounting Pronouncements

In August, 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-15, “Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company has adopted this guidance and there has been no impact from the adoption on the Company’s historical Consolidated Financial Statements because the Company has not had any discontinued operations.

NOTE 3  SPONSORS AND MANAGEMENT WARRANTS

On November 9, 2010, we issued warrants to purchase 8.0 million shares of our common stock to certain of our sponsors (the “Sponsors Warrants”) with an estimated initial value of approximately $69.5 million. The initial exercise price for the warrants of $50.00 per share and the number of shares of common stock underlying each warrant are subject to adjustment for future stock dividends, splits or reverse splits of our common stock or certain other events. In 2012, a sponsor exercised 1,525,272 shares, and we purchased 4,558,061 Sponsor Warrants from certain sponsors for a net cash amount of $80.5 million. As a result of these transactions, $108.6 million of additional paid‑in-capital was recorded in our financial statements in the year ended December 31, 2012. The Sponsors Warrants expire on November 9, 2017.

In November 2010 and February 2011, we entered into certain agreements (the “Management Warrants”) with David R. Weinreb, our Chief Executive Officer, Grant Herlitz, our President, and Andrew C. Richardson, our Chief Financial Officer, in each case prior to his appointment to such position to purchase shares of our common stock. The Management Warrants represent 2,862,687 underlying shares, which may be adjusted pursuant to a net settlement option, were issued pursuant to such agreements at fair value in exchange for a combined total of approximately $19.0 million in cash from such executives at the commencement of their respective employment. Mr. Weinreb and Mr. Herlitz’s warrants have exercise prices of $42.23 per share and Mr. Richardson’s warrants have an exercise price of $54.50 per share. Generally, the Management Warrants become exercisable in November 2016 and expire in February 2018.

As of December 31, 2014, the estimated $157.1 million fair value for the Sponsors Warrants representing warrants to

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase 1,916,667 shares and the estimated $209.0 million fair value for the Management Warrants representing warrants to purchase 2,862,687 shares have been recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsors Warrants and Management Warrants were $141.8 million and $163.8 million, respectively, as of December 31, 2013. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 7 – Fair Value of Financial Instruments. Decreases and increases in the fair value of the Sponsors Warrants and the Management Warrants are recognized as either warrant liability gains or losses, respectively, in the Consolidated Statements of Operations.

NOTE 4  ACQUISITIONS AND DISPOSITIONS

In December 2014, we acquired the Seaport District Assemblage, consisting of a 48,000 square foot commercial building on a 15,744 square foot lot and certain air rights with total residential and commercial development rights of 621,651 square feet at South Street Seaport for $136.7 million.  As of December 31, 2014, we have certain property and air rights representing an additional 196,133 square feet of development rights under contract.  If these acquisitions close, we will own commercial development rights on the assemblage totaling 817,784 square feet.

On December 12, 2014, as part of the settlement with GGP relating to the Tax Matters Agreement, we acquired from GGP six unencumbered office buildings consisting of 699,884 square feet of space located in downtown Columbia, Maryland valued at $130.0 million. The fair value approximated the agreed upon value and was allocated $79.2 million to buildings, $23.4 million to land, and $27.4 million to intangible lease assets consisting of $25.2 million for in-place leases, $3.8 million for above-market leases and $1.6 million for below-market leases. We incurred $1.5 million in acquisition costs, and these costs are included in other property operating costs. The office buildings, titled 10-60 Columbia Corporate Center, are included in our Operating Assets segment.

During 2014, we acquired 2,055 acres of undeveloped land located in Conroe, Texas for $98.5 million.

In October 2014, we acquired 85 South Street, an eight story 60,000 square foot multi-family property located two blocks south of Pier 17 and within the Seaport District for $20.1 million. The purchase price approximated fair value and was allocated $8.1 million to the building, $15.9 million to the land, and  $3.9 million for below-market leases. This multi-family apartment building is included in our Operating Assets segment.

During July 2014, we acquired 1701 Lake Robbins, a 12,376 square foot retail building located in The Woodlands for $5.7 million. The purchase price included the assumption of a mortgage of $4.6 million. The purchase price approximated fair value and was allocated $3.7 million to the building, $1.7 million to the land, and $0.2 million of intangible lease assets consisting of $0.3 million for in-place leases and $0.1 million for below-market leases. This retail building is included in our Operating Assets segment.

In July 2014, we acquired 100% of the fee simple interest in the land underlying our 110 N. Wacker office building located in downtown Chicago, Illinois for $12.3 million.

On September 30, 2013, we sold the Rio West Mall, a 521,194 square foot shopping center on 50 acres of land, located in Gallup, New Mexico for $12.0 million. The sale includes our ground lease interest, all buildings, structures and improvements, machinery, equipment and furnishings, and all leases and security deposits. The pre‑tax gain recognized on the sale was $0.6 million.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2012, we acquired 70 Columbia Corporate Center (“70 CCC”), a 169,590 square foot Class A office building located in the Columbia, Maryland Town Center by assuming a mortgage note from its lender, which encumbered the property and provided a participation right to the lender for 30% of the appreciation in the market value of the property after our preferred return.  This mortgage was subsequently paid in full in May 2014.  The acquisition was recorded at fair value of $17.5 million and the fair value of the liabilities assumed was determined using a discounted cash flow analysis. 70 CCC is included in Columbia Office Properties in our Operating Assets segment.

On May 31, 2012, we acquired our partner’s interest in the 393‑unit Millennium Waterway Apartments for $6.9 million, following the funding of a $55.6 million ten‑year non‑recourse mortgage bearing interest of 3.75% and we now own 100% of this property.  Total assets of $78.6 million and liabilities of $56.4 million, including the funded loan, were consolidated into our financial statements at fair value as of the acquisition date, and no gain or loss was recognized. Prior to the acquisition, we accounted for our investment in Millennium Waterway Apartments under the equity method. Included in the Consolidated Statements of Operations are revenues of $4.4 million and net loss of $1.3 million since the acquisition date, for the year ended December 31, 2012.

NOTE 5 REAL ESTATE AND OTHER AFFILIATES

Our investment in real estate and other affiliates which are reported on the equity and cost methods are as follows:

	Economic/ Legal Ownership		Carrying Value		Share of Earnings/Dividends
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013	2012
	(In percentages)		(In thousands)
Equity Method Investments:
Circle T Ranch and Power Center (a)	50.00%	50.00%	$9,004	$9,004	$-	$-	$-
Discovery Land (a)	-	-	-	-	-	-	-
Forest View/Timbermill Apartments (b) (c)	-	-	-	-	-	-	4
HHMK Development, LLC (a) (d)	50.00%	50.00%	10	13	2,120	732	-
KR Holdings, LLC (a) (d)	50.00%	50.00%	9,183	19,764	19,470	9,877	-
Millennium Waterway Apartments (c) (e)	100.00%	100.00%	-	-	-	-	407
Millennium Woodlands Phase II, LLC (c) (f)	81.43%	81.43%	1,023	2,174	(1,291)	(74)	-
Parcel C (a) (d)	50.00%	50.00%	8,737	5,801	-	-	-
The Metropolitan Downtown Columbia (a)	50.00%	50.00%	4,800	3,461	-	-	-
Stewart Title (c)	50.00%	50.00%	3,869	3,843	1,301	1,223	902
Summerlin Apartments, LLC (a) (d)	50.00%	50.00%	-	-	-	-	-
Summerlin Las Vegas Baseball Club (c) (d)	50.00%	50.00%	10,548	10,636	(88)	(13)	-
Woodlands Sarofim #1 (c)	20.00%	20.00%	2,595	2,579	175	180	(6)
			49,769	57,275	21,687	11,925	1,307
Cost basis investments			3,917	3,746	1,649	2,503	2,376
Investment in Real Estate and Other Affiliates			$53,686	$61,021	$23,336	$14,428	$3,683

(a)	Investment included in Strategic Developments segment.
(b)

On April 19, 2012, the joint ventures owning the Forest View and Timbermill Apartments completed their sale to a third party. Our share of the distributable cash, after repayment of debt and transaction expenses, was $8.6 million.

(c)	Investment included in Operating Assets segment.
(d)	Equity method variable interest entities.
(e)	On May 31, 2012, we acquired our partner’s interest for $6.9 million and consolidated this property.
(f)	Millennium Woodlands Phase II, LLC was placed into service in the beginning of the third quarter of 2014.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are not the primary beneficiary of any of the VIEs listed above because we do not have the power to direct activities that most significantly impact the economic performance of such joint ventures and therefore we report our interests on the equity method. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs. The aggregate carrying value of the unconsolidated VIEs was $29.5 million and $38.4 million as of December 31, 2014 and 2013, respectively, and was classified as Investments in Real Estate and Other Affiliates in the Consolidated Balance Sheets. As of December 31, 2014, approximately $89.4 million of indebtedness was secured by the properties owned by our Real Estate and Other Affiliates of which our share was approximately $54.6 million based upon our economic ownership. All of this indebtedness is without recourse to us.

The Company is the primary beneficiary of one VIE which is consolidated in the financial statements. The creditors of the consolidated VIE do not have recourse to the Company. As of December 31, 2014, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.1 million and $0.6 million, respectively. As of December 31, 2013, the carrying values of the assets and liabilities associated with operations of the consolidated VIE were $31.7 million and $0.8 million, respectively. The assets of the VIE are restricted for use only by the particular VIE and are not available for our general operations.

Our recent and more significant investments in Real Estate Affiliates and the related accounting considerations are described below.

Discovery Land

During the second quarter 2014, we announced an agreement to enter into a joint venture with Discovery Land Company (“Discovery Land”) which had not yet been formed as of December 31, 2014.  We will contribute our land to the joint venture at the agreed upon value of $226,000 per acre or $125.4 million in 2015. Discovery Land’s capital contribution funding requirement consists of all initial development costs and total project costs up to a maximum of $30.0 million. Discovery Land is the manager of the project.

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

On September 17, 2012, KR Holdings closed on two $20.0 million non‑recourse mezzanine loan commitments with List Island Properties, LLC and A & B Properties, Inc. These loans have a blended interest rate of 12.00%, were drawn in full on May 15, 2013 and mature on April 30, 2018 with the option to extend for one year. In addition to the mezzanine loans, A & B Properties and List Island Properties both have profit interests in KR Holdings, which entitles them to receive a share of the profits, after a return of our capital plus a 13% preferred return on our capital. A & B Properties’ participation is capped at $3.0 million.

KR Holdings closed on a $132.0 million first mortgage construction loan on May 15, 2013. Upon the loan closing and under the terms of the venture agreement, we sold to KR Holdings our interest in the condominium rights for net cash proceeds of $30.8 million and a 50% equity interest in KR Holdings. Our partner contributed $16.8 million of cash for their 50% equity interest.

In the fourth quarter 2014, the venture substantially completed construction of a luxury 23-story, 206-unit condominium tower consisting of one, two and three-bedroom units ranging from 760 to 4,100 square feet. As of December 31, 2014,

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

201 of the 206 units had closed. The venture paid in full the two $20.0 million mezzanine loans and the $132.0 million first mortgage construction loan. We received cash distributions totaling $38.7 million in December 2014.

Summarized financial information for KR Holdings as of December 31, 2014 includes total assets of $37.5 million, total liabilities of $18.7 million, gross sales of $201.0 million and net income of $43.0 million. Summarized financial information for K.R. Holdings as of December 31, 2013 includes total assets of $189.0 million, total liabilities of $135.7 million revenues of $131.2 million and net income of $19.7 million. The venture uses the percentage of completion method to recognize earnings, and we recorded $21.5 million and $9.9 million in Equity in earnings from Real Estate and Other Affiliates related to KR Holdings in the Consolidated Statement of Operations for the years ended December 31, 2014 and 2013 respectively. Our investment balance includes deferred profit of $0.2 million which is being recognized on the same percentage of completion basis as KR Holdings.

Millennium Woodlands Phase II, LLC

On May 14, 2012, we entered into a joint venture, Millennium Woodlands Phase II, LLC (“Millennium Phase II”), with The Dinerstein Companies, for the construction of a new 314‑unit Class A multi‑family complex in The Woodlands Town Center. Our partner is the managing member of Millennium Phase II. As the managing member, our partner controls, directs, manages and administers the affairs of Millennium Phase II. On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million, our partner’s contribution of $3.0 million in cash and a construction loan in the amount of $37.7 million which is guaranteed by our partner. The development of Millennium Phase II further expands our multi‑family portfolio in The Woodlands Town Center. During the third quarter 2014, the joint venture completed construction and leasing commenced.

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

Summerlin Apartments, LLC

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment development. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. This project represents the first residential development in Summerlin’s 400-acre downtown. We will contribute a 4.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture when construction financing closes. Our partner will contribute cash for their 50% interest, act as the development manager, fund all pre-development activities, obtain construction financing and provide any guarantees required by the lender. Upon a sale of the property, we are entitled to 50% of the proceeds up to, and 100% of the proceeds in excess of an amount determined by applying a 7.0% capitalization rate to net operating income (“NOI”). The venture is expected to begin construction in first half 2015 with the first units available for rent by second quarter 2016.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summerlin Las Vegas Baseball Club, LLC

On August 6, 2012, we entered into a joint venture for the purpose of acquiring 100% of the operating assets of the Las Vegas 51s, a Triple‑A baseball team which is a member of the Pacific Coast League. We own 50% of the venture and our partners jointly own the remaining 50%. Unanimous consent of the partners is required for all major decisions. As of the date the joint venture acquired the baseball team, we had funded our capital contribution of $10.5 million. Our strategy in owning an interest is to pursue a potential relocation of the team to a to‑be‑built stadium in our Summerlin master planned community. Efforts to relocate the team are ongoing and there can be no assurance that such a stadium will ultimately be built.

The Metropolitan Downtown Columbia Project

On October 27, 2011, we entered into a joint venture, Parcel D Development, LLC (“Parcel D”), with Kettler to construct a 380-unit Class A apartment building with ground floor retail space in downtown Columbia, Maryland. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. On July 11, 2013, the joint venture closed a $64.1 million construction loan which is non‑recourse to us and $45.8 million is outstanding as of December 31, 2014. The loan bears interest at one-month LIBOR plus 2.40% and matures in July 2020. At loan closing, our land contribution was valued at $53,500 per unit, or $20.3 million, and Kettler contributed $13.3 million in cash, of which $7.0 million was distributed to us. Both we and Kettler made additional contributions of $3.1 million to the joint venture in accordance with the loan agreement, thus increasing our total capital account to $16.4 million. This transaction was accounted for as a partial sale of the land for which we recognized a net profit of $0.7 million. We expect the project to be substantially completed by the first quarter of 2015.

NOTE 6  IMPAIRMENT

There were no impairment charges for the years ended December 31, 2014, 2013 and 2012. We frequently evaluate our strategic alternatives with respect to each of our properties and may revise our strategy from time to time, including our intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, we may decide to sell property that is held for use and the sale price may be less than the carrying amount. As a result, changes in strategy could result in impairment charges in future periods.

NOTE 7  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents, for each of the fair value hierarchy levels required under ASC 820 (“ASC 820”) Fair Value Measurement, our assets and liabilities that are measured at fair value on a recurring basis.

	December 31, 2014				December 31, 2013
	Fair Value Measurements Using				Fair Value Measurements Using
		Quoted Prices	Significant			Quoted Prices	Significant
		in Active	Other	Significant		in Active	Other	Significant
		Markets for	Observable	Unobservable		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)

		(In thousands)				(In thousands)
Assets:
Cash equivalents	$75,027	$75,027	$-	$-	$-	$-	$-	$-
Liabilities:
Warrants	366,080	-	-	366,080	305,560	-	-	305,560
Interest rate swaps	3,144	-	3,144	-	4,164	-	4,164	-

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash equivalents consist primarily of two registered money market mutual funds which invest in United States treasury securities that are valued at the net asset value of the underlying shares in the funds as of the close of business at the end of each period.

The valuation of warrants is based on an option pricing valuation model. The inputs to the model include the fair value of stock related to the warrants, exercise price and term of the warrants, expected volatility, risk-free interest rate and dividend yield and, with respect to the Management Warrants, a discount for lack of marketability.

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

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) which are our Sponsors and Management Warrants:

	December 31,
	2014	2013	2012
	(In thousands)
Beginning of year	$305,560	$123,573	$127,764
Warrant liability loss (a)	60,520	181,987	185,017
Settlements (b)	-	-	(189,208)
End of year	$366,080	$305,560	$123,573

(a)	All losses during 2014 and 2013, and $73.8 million of the loss during 2012, were unrealized.
(b)	Settlements were for $80.5 million in cash and 1,525,272 shares of our common stock. Please refer to Note 3 – Sponsors and Management Warrants.

The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data. Changes in the fair value of the Sponsors Warrants and the Management Warrants are recognized in earnings as a warrant liability gain or loss.

The significant unobservable inputs used in the fair value measurement of our warrants designated as Level 3 as of December 31, 2014 are as follows:

			Unobservable Inputs
	Fair Value	Valuation Technique	Expected Volatility (a)	Marketability Discount (b)
	(In thousands)
Warrants	$366,080	Option Pricing Valuation Model	24.5%	18.0%-20.0%

(a)	Based on our implied equity volatility.
(b)	Represents the discount rate for lack of marketability of the Management Warrants. The discount rates ranged from 29.0%-30.0% at December 31, 2013.

The expected volatility and marketability discount in the table above are significant unobservable inputs used to estimate the fair value of our warrant liabilities. An increase in expected volatility would increase the fair value of the liability,

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

while a decrease in expected volatility would decrease the fair value of the liability. As the period of restriction lapses, the marketability discount reduces to zero and increases the fair value of the warrants.

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

		December 31, 2014			December 31, 2013
	Fair Value	Carrying	Estimated Fair		Carrying	Estimated Fair
	Hierarchy	Amount	Value		Amount	Value
		(In thousands)
Assets:
Cash and cash equivalents	Level 1	$485,424	$485,424		$894,948	$894,948
Notes receivable, net (a)	Level 3	28,630	28,630		20,554	20,554
Tax indemnity receivable, including interest	n.a.	-	-	(b)	320,494	-	(b)

Liabilities:
Fixed-rate debt	Level 2	$1,030,554	$1,050,333		$1,004,886	$1,045,298
Variable-rate debt (c)	Level 2	962,916	962,916		509,737	509,737
Total mortgages, notes and loans payable	Level 2	$1,993,470	$2,013,249		$1,514,623	$1,555,035

(a)	Notes receivable is shown net of an allowance of $471 and $426 for the periods ending December 31, 2014 and 2013 respectively.
(b)

The tax indemnity receivable was settled with GGP during 2014.  In 2013 it was not practicable to estimate the fair value, as the timing and ultimate amount received under the agreement, was highly dependent on numerous future events that could not have been reliably predicted. See Note 9 – Income Taxes for further detail related to these receivables.

(c)	$172.0 million of variable‑rate debt has been swapped to a fixed rate for the term of the related debt.

Notes receivable are carried at net realizable value which approximates fair value. The estimated fair values are based on certain factors, such as current interest rates, terms of the note and credit worthiness of the borrower.

The fair value of fixed-rate debt in the table above, not including our Senior Notes (as defined in Note 8 – Mortgages, Notes and Loans Payable), was estimated based on a discounted future cash payment model, which includes risk premiums and a risk free rate derived from the current London Interbank Offered Rate (“LIBOR”) or U.S. Treasury obligation interest rates. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity. The fair value of our Senior Notes, included in fixed rate debt in the table above, was estimated based upon its most recent trade price.

The carrying amounts for our variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value because of the short‑term maturity of these instruments.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8  MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	December 31,
	2014	2013
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$1,008,165	$971,786
Special Improvement District bonds	22,389	33,100
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	962,916	509,737
Total mortgages, notes and loans payable	$1,993,470	$1,514,623

(a)	As more fully described below, $172.0 million of variable‑rate debt has been swapped to a fixed rate for the term of the related debt.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our mortgages, notes, and loans payable by property:

				Maximum	Carrying Value
		Interest		Facility	December 31,	December 31,
($ In thousands)	Maturity (a)	Rate		Amount	2014	2013
Master Planned Communities
Bridgeland Land Loan	June 2022	5.50%			$15,874	$18,066
Bridgeland Development Loan	June 2015	5.00%	(b)	$30,000	10	-
Summerlin South SID Bonds - S108	December 2016	5.95%			563	823
Summerlin South SID Bonds - S124	December 2019	5.95%			236	285
Summerlin South SID Bonds - S128	December 2020	6.05%			623	707
Summerlin South SID Bonds - S128C	December 2030	6.05%			5,274	5,511
Summerlin South SID Bonds - S132	December 2020	6.00%			2,936	3,962
Summerlin South SID Bonds - S151	June 2025	6.00%			6,211	6,623
Summerlin West SID Bonds - S808/S810	April 2031	6.00%			2,805	11,168
The Woodlands Master Credit Facility	August 2018	2.91%	(b)	250,000	176,663	176,663
Master Planned Communities Total					211,195	223,808

Operating Assets
70 Columbia Corporate Center (c)	July 2019	2.41%	(b)		20,000	16,287
Columbia Regional Building	March 2018	2.16%	(b)	23,008	20,513	9,207
Downtown Summerlin	July 2019	2.41%	(b)	311,800	229,153	-
Downtown Summerlin SID Bonds - S108	December 2016	5.95%			310	452
Downtown Summerlin SID Bonds - S128	December 2030	6.05%			3,431	3,569
One Hughes Landing	December 2029	4.30%			52,000	19,128
Two Hughes Landing	September 2018	2.81%	(b)	41,230	19,992	10
1701 Lake Robbins	April 2017	5.81%			4,600	-
Millennium Waterway Apartments	June 2022	3.75%			55,584	55,584
110 N. Wacker (d)	October 2019	5.21%	(b)		29,000	29,000
9303 New Trails	December 2023	4.88%			13,074	13,398
Outlet Collection at Riverwalk	October 2018	2.91%	(b)	64,400	47,118	-
The Woodlands Resort & Conference Center	February 2019	3.66%	(b)	95,000	76,027	36,100
Victoria Ward	September 2016	3.35%	(b)	250,000	238,716	238,716
20/25 Waterway Avenue	May 2022	4.79%			14,330	14,450
3 Waterway Square	August 2028	3.94%			52,000	52,000
4 Waterway Square	December 2023	4.88%			38,289	39,237
Capital lease obligations	Various	3.60%			135	205
Operating Assets Total					914,272	527,343

Strategic Developments
1725-35 Hughes Landing Boulevard	June 2019	2.06%	(b)	143,000	47,513	-
Three Hughes Landing	December 2019	2.51%		65,455	-	-
Hughes Landing Hotel	October 2020	2.66%		37,100	-	-
Hughes Landing Retail	December 2018	2.11%	(b)	36,575	17,424	913
One Lake's Edge	November 2018	2.66%	(b)	73,525	40,787	-
Waiea and Anaha Condominiums	November 2019	6.91%		600,000	-	-
Waterway Square Hotel	August 2019	2.81%	(b)	69,300	-	-
Strategic Developments Total					105,724	913

Other Corporate Financing Arrangements	June 2018	3.00%		22,700	19,968	21,309
Senior Notes	October 2021	6.88%			750,000	750,000
Unamortized underwriting fees					(7,689)	(8,750)
Total mortgages, notes, and loans payable					$1,993,470	$1,514,623

(a)	Maturity date includes any extension periods which can be exercised at our option.
(b)	The interest rate presented is based on the one month LIBOR rate, as applicable, at December 31, 2014 which was 0.1635%.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)	The note we assumed on August 15, 2012 was fully paid with cash on hand on April 15, 2014. On June 30, 2014, we entered into a new $20.0 million mortgage loan at one-month LIBOR plus 2.25%.
(d)	The $29.0 million outstanding principal balance is swapped to a 5.21% fixed rate through maturity.

The weighted average interest rate on our mortgages, notes and loans payable, excluding interest rate hedges, was 4.61% and 5.25% as of December 31, 2014 and 2013, respectively.

All of the mortgage debt is secured by the individual properties as listed in the table above and is non-recourse to HHC, except for:

(i)	$750.0 million of Senior Notes;
(ii)

$311.8 million financing for the Downtown Summerlin development which has an initial maximum recourse of 35.0% assuming the loan is fully drawn, which will reduce to 15.0% upon completion of the project and achievement of a 1.15:1.0 debt service coverage ratio.  The recourse further reduces to 10% upon achievement of a 1.25:1.0 debt service coverage ratio, a 90% occupancy level, and average tenant sales of at least $500.00 per net rentable square foot;

(iii)

$64.4 million of construction financing for the Outlet Collection at Riverwalk with an initial maximum recourse of 50%, which will be reduced to 25.0% upon completion of the project and the achievement of an 11.0% debt yield and a minimum level of tenant sales per square foot for twelve months;

(iv)	$20.4 million of Other Corporate Financing Arrangements; and
(v)	$7.0 million parent guarantee associated with the 110 N. Wacker mortgage.

The Woodlands Master Credit Facility and The Woodlands Resort & Conference Center loans are recourse to the entities that directly own The Woodlands operations. Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Such provisions are not expected to impact our operations in 2015. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance, or a percentage of the loan balance. As of December 31, 2014, land, buildings and equipment and developments with a cost basis of $2.3 billion have been pledged as collateral for our mortgages, notes and loans payable.

The following table summarizes the contractual obligations relating to our mortgages, notes and loans payable as of December 31, 2014 based on final maturity dates:

Mortgages, notes
and loans payable
principal payments
(In thousands)
2015	$7,970
2016	247,655
2017	13,773
2018	348,294
2019	394,996
Thereafter	980,782
Total	$1,993,470

As of December 31, 2014, we were in compliance with all of the financial covenants related to our debt agreements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Master Planned Communities

On August 8, 2013, The Woodlands refinanced its existing Master Credit Facility with a $250.0 million credit facility consisting of a $125.0 million term loan and a $125.0 million revolver (together, the “TWL Facility”). The TWL Facility bears interest at one-month LIBOR plus 2.75% and has an initial three–year term with two, one–year extension options. The extension options require a reduction of the total commitment to $220.0 million for the first extension and $185.0 million for the second extension. The TWL Facility also contains certain covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to us based on a loan‑to‑value test. There was $73.3 million of undrawn and available borrowing capacity under the TWL Facility based on the collateral underlying the facility and covenants as of December 31, 2014.

During the second quarter of 2012, we refinanced $18.1 million of existing debt related to our Bridgeland Master Planned Community with a ten–year term loan facility at a fixed interest rate of 5.50% for the first five years and three-month LIBOR plus 2.75% for the remaining term and maturing on June 29, 2022. Beginning on June 29, 2014, annual principal payments are required in the amount of 5.00% of the then outstanding principal balance. In addition, we simultaneously entered into a three-year revolving credit facility with aggregate borrowing capacity of $140.0 million of which $96.2 million has been utilized as of December 31, 2014 and which has a $30.0 million maximum outstanding loan amount at any time. The revolving loan bears interest at the greater of 5.00% or one‑month LIBOR plus 3.25% and matures on June 29, 2015. This loan is intended to provide working capital at Bridgeland to accelerate development efforts to meet the demand of homebuilders for finished lots in the community. The Bridgeland loans are cross‑collateralized and cross‑defaulted and the Bridgeland Master Planned Community serves as collateral for the loans. The loans also require that Bridgeland maintain a minimum $3.0 million cash balance and a minimum net worth of $250.0 million. Additionally, we are restricted from making cash distributions from Bridgeland unless the revolving credit facility has no outstanding balance and one year of real estate taxes and debt service on the term loan have been escrowed with the lender.

The Summerlin Master Planned Community uses Special Improvement District (“SID”) bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and, although unrated, are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin Master Planned Community pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that we previously paid with respect to such proportionate share of the bond.

Operating Assets

On November 10, 2014 we refinanced our $38.0 million loan and closed on a new $52.0 million loan for One Hughes Landing. The loan bears fixed interest at 4.30% and matures on December 1, 2029.

On July 18, 2014, we assumed a $4.6 million non-recourse mortgage loan at 1701 Lake Robbins. The loan bears fixed interest at 5.81% and has a maturity date of April 2017.

On July 15, 2014, we closed a $311.8 million financing for the construction of Downtown Summerlin development bearing interest at one-month LIBOR plus 2.25%. The loan has an initial maturity date of July 15, 2017, with two,  one-year extension options. The loan has an initial maximum recourse of 35.0% assuming the loan is fully drawn, which will reduce

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to 15.0% upon completion of the project and achievement of a 1.15:1.0 debt service coverage ratio.  The recourse further reduces to 10% upon achievement of a 1.25:1.0 debt service coverage ratio, a 90% occupancy level, and average tenant sales of at least $500.00 per net rentable square foot. Upon completion of the project and achievement of a 1.25x debt service coverage ratio, 90.0% occupancy and a minimum level of tenant sales per square foot for 12 months, the recourse amount will decrease to 10.0% of the outstanding principal. Due to the recent opening, we have not met these criteria.

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

On October 24, 2013, we closed on a $64.4 million partial recourse construction loan for the Outlet Collection at Riverwalk. The loan bears interest at one-month LIBOR plus 2.75%, with an initial maturity date of October 24, 2016 with two,  one–year extension options. The initial recourse amount of 50.0% will be reduced to 25.0% upon completion of the project and the achievement of an 11.0% debt yield and a minimum level of tenant sales per square foot for 12 months. Due to the recent opening, we have not met these criteria.

On September 11, 2013, we closed on a non-recourse financing totaling $41.2 million for the construction of Two Hughes Landing, the second Class A office building in the 66-acre mixed-use development of Hughes Landing on Lake Woodlands, located in The Woodlands. Two Hughes Landing will be a 197,000 square foot, eight-story office building with an adjacent parking garage containing approximately 630 spaces.  The loan bears interest at one-month LIBOR plus 2.65% due monthly, with an initial maturity date of September 11, 2016 with two,  one-year extension options.

On August 2, 2013, we refinanced the existing $43.3 million construction loan on 3 Waterway Square, an 11-story, 232,000 square foot office building in The Woodlands, with a non-recourse first mortgage financing totaling $52.0 million. The loan bears interest at 3.94% and matures on August 11, 2028.

On March 15, 2013, we closed on a non‑recourse financing totaling $23.0 million for the redevelopment of The Columbia Regional Building, a retail building located in Columbia, Maryland. The loan bears interest at one-month LIBOR plus 2.00%. The loan matures on March 15, 2016, and has two,  one–year extension options.

On February 8, 2013, we closed on a $95.0 million non‑recourse construction loan which repaid the existing $36.1 million mortgage and provides funding for the redevelopment of The Woodlands Resort & Conference Center. The loan bears interest at one-month LIBOR plus 3.50% and has an initial maturity of February 8, 2016, with three, one–year extension options. The loan is currently secured by the rooms available for rent, 40-acre conference center and resort located within The Woodlands and requires the maintenance of specified financial ratios after completion of construction.

On May 31, 2012, we closed on a $55.6 million non‑recourse first mortgage loan for the Millennium Waterway Apartments. The proceeds from the mortgage were used to refinance the joint venture’s existing debt and to fund our acquisition of the partner’s interest in the property. The loan has a fixed interest rate of 3.75% and matures on June 1, 2022.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 26, 2012, we closed on a $14.5 million non‑recourse financing secured by 20/25 Waterway Avenue, located within The Woodlands. The loan bears interest at 4.79% and matures on May 1, 2022.

On December 5, 2011, we obtained a $41.0 million loan for 4 Waterway Square and a $14.0 million loan for 9303 New Trails, both located within The Woodlands. These non‑recourse mortgages mature on December 11, 2023 and have fixed interest rates of 4.88%.

On September 30, 2011, we closed on a $250.0 million non‑recourse first mortgage financing secured by Ward Village in Honolulu, Hawaii, that bears interest at one-month LIBOR plus 2.50%. The loan may be drawn to a maximum $250.0 million to fund capital expenditures at the property, provided that the outstanding principal balance cannot exceed 65% of the property’s appraised value, and the borrowers are required to have a minimum 10.0% debt yield to draw additional loan proceeds under the facility. The loan permits partial repayment during its term in connection with property releases for development. In the third quarter of 2013, certain properties securing the loan were approved for condominium development. As a result, the properties were removed from the collateral pool and a minor principal paydown of the loan was required. The loan matures on September 29, 2016, and $143.0 million of the principal balance was swapped to a 3.80% fixed rate for the term of the loan. The loan had a weighted‑average interest rate of 3.35% as of December 31, 2014. The unused portion of this mortgage was $11.3 million as of December 31, 2014.

On May 10, 2011, we closed a $29.0 million first mortgage financing secured by our office building located at 110 N. Wacker Drive in Chicago, IL. The loan term is coterminous with the expiration of the first term of the existing tenant’s lease. The loan has an interest‑only period through April 2015 and, thereafter, amortizes ratably to $12.0 million through maturity on October 31, 2019. We provided a $7.0 million repayment guarantee for the loan, which is reduced on a dollar for dollar basis during the amortization period.

Strategic Developments

On December 5, 2014 we closed on a $65.5 million non-recourse financing for the construction of Three Hughes Landing. The loan bears interest at one-month LIBOR plus 2.35%. The loan has an initial maturity date of December 5, 2017 with two,  one-year extension options.

On November 6, 2014 we closed on a $600.0 million non-recourse construction loan for the Waiea and Anaha Condominium towers bearing interest at one-month LIBOR plus 6.75%. The loan has an initial maturity date of November 6, 2017, with two,  one-year extension options.

On October 3, 2014, we closed on a $37.1 million construction financing for our Hughes Landing Hotel. The loan bears interest at one-month LIBOR plus 2.50%. The loan has an initial maturity of October 2018, with two,  one-year extension options.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 20, 2013, we closed on a $36.6 million non‑recourse loan for the construction of Hughes Landing Retail, a 123,000 square foot retail component of Hughes Landing bearing interest at one-month LIBOR plus 1.95%. The loan has an initial maturity date of December 20, 2016, with two,  one–year extension options.

On November 25, 2013, we closed on a $73.5 million non‑recourse loan for the construction of an eight‑story, Class A, multi‑family project within Hughes Landing called One Lake’s Edge. The loan bears interest at one-month LIBOR plus 2.50% with an initial maturity date of November 25, 2016, with two,  one–year extension options.

Corporate

On October 2, 2013, we issued $750.0 million in aggregate principal amount of 6.875% Senior Notes due 2021 (the “Senior Notes”) and received approximately $741.3 million of net cash proceeds. Interest is payable semiannually, on April 1 and October 1 of each year starting in April 2014. At any time prior to October 1, 2016, we may redeem up to 35% of the Senior Notes at a price equal to 106.875% using the proceeds from equity offerings. We may redeem all or part of the Senior Notes at any time on or after October 1, 2016 with a declining call premium thereafter to maturity. The Senior Notes contain customary terms and covenants for non‑investment grade senior notes and have no maintenance covenants.

NOTE 9  INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(In thousands)
Current	$(2,050)	$1,218	$2,439
Deferred	65,010	8,352	4,448
Total	$62,960	$9,570	$6,887

Income tax expense is computed by applying the Federal corporate tax rate for the years ended December 31, 2014, 2013 and 2012 and is reconciled to the provision for income taxes as follows:

	2014	2013	2012
	(In thousands)
Tax at statutory rate on earnings from continuing operations before income taxes	$13,800	$(22,477)	$(42,490)
Increase (decrease) in valuation allowance, net	5,602	(88,826)	(32,172)
State income taxes, net of Federal income tax benefit	1,320	1,562	1,328
Tax at statutory rate on REIT entity earnings not subject to Federal income taxes	(512)	(2,648)	(3,087)
Tax expense (benefit) from change in rates and other permanent differences	(12,193)	4,339	13,908
Set up deferred tax liability related to captive REIT	(1,068)	53,973	-
Non-deductible warrant liability loss	21,182	63,695	65,311
Non-taxable interest income	18,373	(363)	(2,863)
Uncertain tax position expense, excluding interest	2,395	(1,034)	1,765
Uncertain tax position interest, net of Federal income tax benefit	14,061	1,349	5,187
Income tax expense	$62,960	$9,570	$6,887

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our net operating loss carry‑forwards are currently scheduled to expire in subsequent years through 2034. Some of the net operating loss carry‑forward amounts are subject to the separate return limitation year rules (“SRLY”). It is possible that we could, in the future, experience a change in control pursuant to Section 382 that could put limits on the benefit of deferred tax assets. On February 27, 2012, we entered into a Section 382 Rights Agreement, with a three year term, to protect us from such an event and protect our deferred tax assets. On February 26, 2015, the Board of Directors extended the term of the Section 382 Rights Agreement to March 14, 2018.  The extension is subject to approval by our stockholders.

As of December 31, 2014, the amounts and expiration dates of operating loss and tax credit carryforwards for tax purposes are as follows:

		Expiration
	Amount	Date
	(In thousands)
Net operating loss carryforwards - Federal	$109,096	2024-2034
Net operating loss carryforwards - State	138,221	2015-2034
Capital loss carryfoward	26,345	2018-2019
Tax credit carryforwards - Federal AMT	1,955	n/a

As of December 31, 2014 and 2013, we had gross deferred tax assets totaling $335.7 million and $336.6 million, and gross deferred tax liabilities of $379.7 million and $413.4 million, respectively. We have established a valuation allowance in the amount of $18.2 million and $12.6 million as of December 31, 2014 and 2013, respectively, against certain deferred tax assets for which it is more likely than not that such deferred tax assets will not be realized.

Deferred tax assets related to our investment in Head Acquisition, LP in the amount of $76.4 million that we previously believed had only a remote possibility of realization were recorded in 2012 due to tax planning that made realization possible.  Due to the uncertainty that the tax planning would result in the realization of the deferred tax asset we established a 100% valuation allowance.  During the fourth quarter 2013, the tax planning was successfully implemented and over 90% of the deferred tax asset was realized and the remaining amount will likely be realized in future years; therefore, we determined that is was appropriate to release the entire valuation allowance in 2013.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences and carry‑forwards included in the net deferred tax liabilities at December 31, 2014 and 2013 are summarized as follows:

	2014	2013
	(In thousands)
Deferred tax assets:
Operating and Strategic Development properties, primarily differences in basis of assets and liabilities	$201,303	$201,993
Interest deduction carryforwards	80,520	85,671
Operating loss and tax credit carryforwards	53,851	48,971
Total deferred tax assets	335,674	336,635
Valuation allowance	(18,218)	(12,624)
Total net deferred tax assets	$317,456	$324,011
Deferred tax liabilities:
Property associated with Master Planned Communities, primarily differences in the tax basis of land assets and treatment of interest and other costs	$(212,093)	$(137,930)
Operating and Strategic Development properties, primarily differences in basis of assets and liabilities	(47,355)	(48,007)
Deferred income	(120,213)	(227,439)
Total deferred tax liabilities	(379,661)	(413,376)
Net deferred tax liabilities	$(62,205)	$(89,365)

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

One of our consolidated entities, Victoria Ward, Limited, elected to be taxed as a REIT and intended to continue to operate so as to qualify as a REIT going forward. Consequently, deferred taxes were not recorded on book and tax basis differences of Victoria Ward, Limited as it was believed these differences would ultimately be realized with no taxes due. In connection with the planned condominium development of Victoria Ward, the Company determined that it was likely to revoke its REIT election and consequently, the Company believed that the book and tax basis differences in the land and buildings of Victoria Ward, Limited would be realized after such time REIT status is revoked and would then be taxed at the applicable corporate tax rates. As a result of these events, deferred tax liabilities of $48.0 million were recorded in 2013 due to the excess book over tax basis relating to land and buildings and reduced to $46.9 million as of December 31, 2014. As planned, the Company revoked its REIT election effective January 1, 2015.

Although we believe our tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2010 through 2014.

Two of our subsidiaries are involved in a dispute with the IRS relating to years in which those subsidiaries were owned by General Growth Properties (“GGP”), and in connection therewith, GGP provided us with an indemnity against certain

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

potential tax liabilities. Pursuant to the Tax Matters Agreement with GGP, GGP had indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the “Tax Indemnity”), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010 (“MPC Taxes”), in an amount up to $303.8 million, plus interest and penalties related to these amounts (the “Indemnity Cap”) so long as GGP controlled the action in the United States Tax Court (the “Tax Court”) related to the dispute with the IRS.

On May 6, 2011, GGP filed Tax Court petitions on behalf of the two former REIT subsidiaries of GGP seeking a redetermination of federal income tax for the years 2007 and 2008.  The petitions seek to overturn determinations by the IRS that the taxpayers were liable for combined deficiencies totaling $144.1 million.  The case was heard by the Tax Court in November 2012 and filed their ruling in favor of the IRS on June 2, 2014.

In December 2014, we entered into a tax indemnity and mutual release agreement with GGP (the “Settlement Agreement”) pursuant to which, in consideration of the full satisfaction of GGP’s obligation for reimbursement of taxes related to certain assets in our Master Planned Communities segment prior to March 31, 2010, and interest, GGP (i) made a cash payment to us in the amount of $138.0 million and (ii) conveyed to us fee simple interest in six office properties and related parking garages located in Columbia, Maryland, known as 10-60 Columbia Corporate Center, for an agreed upon total value of $130.0 million.  Under the Settlement Agreement, the Company now controls the Tax Matter, including the right to decide whether to appeal the decision. On December 15, 2014, the Company paid the MPC Taxes and filed an appeal of the decision to the Fifth Circuit Court of Appeals.  The appeal seeks to overturn the decision and allow the Company to continue to use its current method of tax accounting for the sale of assets in the Company’s Master Planned Communities Segment.  If the decision stands, we may be required to change our method of tax accounting for certain transactions, which could affect the timing of our future tax payments.  We expect the appeal to be heard by the appellate court in 2015.

As a result of the settlement, we recorded a net $74.0 million non-cash charge representing the difference between the $268.0 million value of the consideration received from GGP and the receivable recorded on our books.  When we were spun-off from GGP in 2010, we recognized a receivable from GGP equal to the amount of the indemnity cap. However, the Tax Matters Agreement stipulated that a certain tax asset on our books related to deferred interest deductions be used to reduce GGP’s indemnity obligation to us, when utilized in our tax returns.  As a result, we had reduced the indemnity receivable as we utilized the tax asset. Going forward, we now will get 100% of the benefit of the tax asset, which totaled $85.1 million before netting against an unrecognized tax benefit per ASU 2013-11 (described below), at December 31, 2014.  We also could recover approximately $60 million of cash interest paid to the U.S. Government if we prevail on appeal.

We apply the generally accepted accounting principle related to accounting for uncertainty in income taxes, which prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

In 2014, we adopted the guidance in ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The impact of adoption on the financial statements in 2014 is a reclassification of $39.0 million between Deferred tax assets and Uncertain tax position liability and $2.5 million between Income tax receivable and Uncertain tax position liability.

We recognize and report interest and penalties, if applicable, within our provision for income tax expense. We recognized potential interest expense related to the unrecognized tax benefits of $21.6 million, $2.1 million and $8.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, we had total unrecognized tax

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

benefits of $184.2 million, excluding interest of $60.3 million, of which none would impact our effective tax rate. At December 31, 2013 and 2012, we had total unrecognized tax benefits of $90.5 million and $95.9 million, respectively, excluding interest, of which none would impact our effective tax rate.  A reconciliation of the change in our unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
	(In thousands)
Unrecognized tax benefits, opening balance	$90,532	$95,917	$101,408
Gross increases - tax positions in prior period	93,668	9,162	841
Gross decreases - tax positions in prior periods	-	(14,547)	(6,332)
Unrecognized tax benefits, ending balance	$184,200	$90,532	$95,917

Periodically we make payments to taxing jurisdictions which reduce our uncertain tax benefits, but are not included in the reconciliation above, as the position is not yet settled.  The amount of payments that reduced our uncertain tax benefits was $144.1 million at December 31, 2014 and zero at December 31, 2013 and 2012, respectively.

Based on our assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at December 31, 2014. As of December 31, 2014, there is approximately $184.2 million of unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.

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

We had outstanding letters of credit and surety bonds totaling $53.7 million and $58.7 million as of December 31, 2014 and 2013, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have, to the extent applicable, been straight‑lined over the term of the lease. Contractual rental expense, including participation rent, was $7.3 million, $6.3 million and $5.4 million for 2014, 2013 and 2012, respectively. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount, was not significant.

Our obligations for minimum rentals under non-cancelable operating leases are as follows:

						Subsequent
	2015	2016	2017	2018	2019	/ Other	Total
	(In thousands)
Ground lease and other leasing commitments	$8,151	$9,308	$9,687	$7,717	$7,933	$329,233	$372,029

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

South Street Seaport

On June 27, 2013, the City of New York executed the amended and restated ground lease for South Street Seaport. The restated lease terms provide for annual fixed rent of $1.2 million starting July 1, 2013 with an expiration of December 30, 2072, including our options to extend. The rent escalates at 3.0% compounded annually. On July 1, 2018 the base rent will be adjusted to the higher of the fair market value or the then base rent. In addition to the annual base rent of $1.2 million, we are required to make annual payments of $210,000 as additional rent through the term of the lease. The additional rent escalates annually at the Consumer Price Index. We are entitled to a total rent credit of $1.5 million, to be taken monthly over a 30-month period. Simultaneously with the execution of the lease, we executed a completion guaranty for the redevelopment of Pier 17. The completion guaranty requires us to perform certain obligations under the lease, including the commencement of construction by October 1, 2013 with a scheduled completion date in 2017.
In the fourth quarter of 2012, the Uplands portion of South Street Seaport suffered damage due to flooding as a result of Superstorm Sandy. Reconstruction efforts are ongoing and the property is only partially operating. We have received $47.6 million in insurance proceeds through December 31, 2014 related to our claim. We have recognized a total of $36.8 million in Other income to date, including $24.6 million during the year ended December 31, 2014. We believe that our insurance will reimburse substantially all of the costs of repairing the property and will also compensate us for substantially all lost income resulting from the storm.

NOTE 11 OTHER ASSETS AND LIABILITIES

The following table summarizes the significant components of Prepaid expenses and other assets:

	December 31,
	2014	2013
	(In thousands)
Special Improvement District receivable	$33,318	$39,688
Equipment, net of accumulated depreciation of $2.4 million and $0.7 million, respectively	20,284	21,978
Tenant incentives and other receivables	14,264	6,757
Federal income tax receivable	8,629	6,053
Prepaid expenses	9,196	4,744
Below-market ground leases (Note 12)	19,663	20,002
Condominium deposits	151,592	12,405
Security and escrow deposits	9,829	28,082
Above-market tenant leases (Note 12)	4,656	1,095
Uncertain tax position asset	383	13,528
In-place leases (Note 12)	32,715	9,306
Intangibles	3,593	3,714
Other	2,014	6,588
	$310,136	$173,940

The $136.2 million increase as of December 31, 2014 compared to 2013 primarily relates to a $139.2 million increase in condominium deposits at Ward Village, $23.4 million increase in acquired in-place leases primarily attributable to our acquisition of the 10-60 Columbia Corporate Center buildings and 1701 Lake Robbins in 2014 and $7.5 million increase in tenant incentives and other receivables primarily relating to newly executed leases at Downtown Summerlin and Outlet Collection at Riverwalk. These increases are offset by a decrease of $18.3 million in security and escrow deposits primarily

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to our acquisition of 80 South Street and $13.1 million decrease in uncertain tax position related to a tax benefit for the interest paid to the Internal Revenue Service related to the Tax Court Ruling.

The following table summarizes the significant components of Accounts payable and accrued expenses:

	December 31,
	2014	2013
	(In thousands)
Construction payables	$170,935	$106,741
Accounts payable and accrued expenses	34,154	44,798
Condominium deposits	82,150	12,405
Membership deposits	21,023	19,665
Above-market ground leases (Note 12)	2,272	2,431
Deferred income	65,675	26,328
Accrued interest	14,791	17,463
Accrued real estate taxes	9,903	8,581
Tenant and other deposits	12,756	9,490
Accrued payroll and other employee liabilities	25,838	15,666
Interest rate swaps	3,144	4,164
Special Assessment	2,326	2,603
Other	21,050	13,656
	$466,017	$283,991

The $182.0 million increase as of December 31, 2014 compared to 2013 is primarily due to the increase of $69.7 million in condominium deposits for the two new market rate towers at Ward Village, a $64.2 million increase in construction payables primarily due to increased development activities at Downtown Summerlin, Ward Village, and the  Outlet Collection at Riverwalk, $46.7 million increase in deferred income primarily due to increased land sales and the deferral of a portion of the income for post‑sale land development obligations at our Summerlin MPC, and $10.2 million increase in accrued payroll and other employee liabilities due to increased headcount and compensation costs. These increases are offset by a $3.8 million decrease in membership deposits at the Club at Carlton Woods.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 INTANGIBLES

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities:

	Gross	Accumulated	Net
	Asset	(Amortization)	Carrying
	(Liability)	/ Accretion	Amount
		(In thousands)
As of December 31, 2014
Tenant leases:
In-place value	$39,634	$(6,919)	$32,715
Above-market	5,342	(686)	4,656
Below-market	(6,184)	296	(5,888)
Ground leases:
Above-market	(3,545)	1,273	(2,272)
Below-market	23,096	(3,433)	19,663

As of December 31, 2013
Tenant leases:
In-place value	$14,633	$(5,327)	$9,306
Above-market	1,596	(501)	1,095
Below-market	(482)	150	(332)
Ground leases:
Above-market	(3,546)	1,115	(2,431)
Below-market	23,096	(3,094)	20,002

The tenant in-place, above-market and below-market lease intangible assets and the above-market and below-market ground lease intangible assets resulted from real estate acquisitions. The in‑place value of tenant leases are included in Prepaid expenses and other assets in our Consolidated Balance Sheets and are amortized over periods that approximate the related lease terms. The above‑market and below‑market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses as detailed in Note 11 – Other Assets and Other Liabilities and are amortized over the remaining non‑cancelable terms of the respective leases.

Amortization/accretion of these intangible assets and liabilities decreased our income (excluding the impact of noncontrolling interest and the provision for income taxes) by $1.8 million in 2014, $3.1 million in 2013 and $2.5 million in 2012.

Future amortization/accretion is estimated to decrease income (excluding the impact of noncontrolling interest and the provision for income taxes) by $10.6 million in 2015, $7.6 million in 2016, $5.6 million in 2017, $3.7 million in 2018, $2.7 million in 2019, and $18.7 million thereafter.

NOTE 13 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to interest rate risk related to our variable interest rate debt, and we manage this risk by utilizing interest rate derivatives. Our objectives in using interest rate derivatives are to add stability to interest costs by reducing our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps and caps as part of our

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company’s fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up‑front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2014, 2013 and 2012, the ineffective portion recorded in earnings was insignificant.

As of December 31, 2014 and 2013, we had gross notional amounts of $172.0 million for interest rate swaps and a $100.0 million interest rate cap that were designated as cash flow hedges of interest rate risk. The fair value of the interest rate cap derivative was insignificant.

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable‑rate debt. Over the next 12 months, we estimate that an additional $1.8 million will be reclassified to interest expense.

The table below presents the fair value of our derivative financial instruments which are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	As of December 31,
	2014	2013
	(In thousands)
Interest rate swaps	$3,144	$4,164
Total derivatives designated as hedging instruments	$3,144	$4,164

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,			Year Ended December 31,
	2014	2013		2014	2013
			Location of Loss	Amount of Loss	Amount of Loss
	Amount of Loss	Amount of Gain	Reclassified from	Reclassified from	Reclassified from
Cash Flow Hedges	Recognized in OCI	Recognized in OCI	AOCI into Earnings	AOCI into Earnings	AOCI into Earnings
	(In thousands)			(In thousands)
Interest rate swaps	$(1,192)	$1,306	Interest expense	$(2,195)	$(1,236)
	$(1,192)	$1,306		$(2,195)	$(1,236)

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes AOCI:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)

Gains and (Losses) on Cash Flow Hedges

(In Thousands)

For the Year Ended
December 31, 2014
Balance as of January 1, 2014	$(8,222)
Other comprehensive income (loss) before reclassifications	(1,685)
Amounts reclassified from accumulated other comprehensive income (loss)	2,195
Net current-period other comprehensive income	510
Balance as of December 31, 2014	$(7,712)

For the Year Ended
December 31, 2013
Balance as of January 1, 2013	$(9,575)
Other comprehensive income (loss) before reclassifications	117
Amounts reclassified from accumulated other comprehensive income (loss)	1,236
Net current-period other comprehensive income	1,353
Balance as of December 31, 2013	$(8,222)

(a)	All amounts are net of tax.

The following table summarizes the amounts reclassified out of AOCI:

Reclassifications out of Accumulated Other Comprehensive Income (Loss)
(In thousands)
	Amounts reclassified from
	Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive	Affected line item in the	For the Year Ended	For the Year Ended
Income Components	Statement of Operations	December 31, 2014	December 31, 2013
Gains and losses on cash flow hedges
Interest rate swaps	Interest expense	$(2,502)	$(967)
	Provision for income taxes	307	(269)
Total reclassifications for the period	Net of tax	$(2,195)	$(1,236)

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 STOCK BASED PLANS

On November 9, 2010 (the “Effective Date”), HHC adopted The Howard Hughes Corporation 2010 Equity Incentive Plan (the “Equity Plan”). Pursuant to the Equity Plan, 3,698,050 shares of HHC common stock were reserved for issuance. The Equity Plan provides for grants of options, stock appreciation rights, restricted stock, other stock‑based awards and performance‑based compensation (collectively, “the Awards”). Directors, employees and consultants of HHC and its subsidiaries and affiliates are eligible for awards. The Equity Plan is administered by the Compensation Committee of the Board of Directors (“Committee”). Option grant amounts are awarded by the Committee.

Compensation cost for share‑based payment arrangements totaled $8.2 million, $5.7 million and $4.3 million for 2014, 2013 and 2012, respectively. As of December 31, 2014, there were a maximum of 2,434,995 shares available for future grant under our various stock plans.

Stock Options

The following tables summarize stock option activity:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
			(In years)
Stock options outstanding at January 1, 2012	712,640	$57.72
Granted	200,000	64.19
Exercised	-	-
Forfeited	(50,700)	58.62
Expired	-	-
Stock options outstanding at December 31, 2012	861,940	$59.17

Granted	132,100	99.38
Exercised	-	-
Forfeited	(28,600)	62.40
Expired	-	-
Stock options outstanding at December 31, 2013	965,440	$64.57

Granted	116,500	144.26
Exercised	-	-
Forfeited	(35,450)	87.45
Expired	-	-
Stock options outstanding at December 31, 2014	1,046,490	$72.61	7.0	$61,986,678

Stock options exercisable at December 31, 2014	400	$57.77	2.5	$29,060

Remaining unvested options outstanding and expected to vest	1,024,077	$72.33	7.0	$60,907,525

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information related to stock options outstanding as of December 31, 2014 is summarized below:

			Weighted Average
	Number	Weighted Average	Remaining	Number
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Term	Exercisable
			(In years)
$46.49 - $55.82	63,500	$51.26	6.8	-
$57.77 - $60.33	580,400	57.95	6.3	400
$61.64 - $69.75	170,240	66.17	7.3	-
$81.80 - $110.50	128,100	99.90	8.5	-
$125.09 - $151.72	104,250	144.17	9.4	-
	1,046,490	$71.02	7.0	400

The fair value on the grant date and the significant assumptions used in the Black‑Scholes option‑pricing model are as follows:

	As of December 31,
	2014	2013	2012
Grant date fair value	$48.65	$28.04	$19.33
Expected life of options (in years)	7.5	7.3	7.3
Risk-free interest rate	2.2%	1.8%	1.4%
Expected volatility	25.7%	22.0%	25.0%
Expected annual dividend per share	-	-	-

The computation of the expected volatility assumption used in the Black‑Scholes calculations is based on the median asset volatility of comparable companies as of each of the grant dates.

Generally, options granted vest over requisite service periods or on a graduated scale based on total shareholder returns, expire ten years after the grant date and generally do not become exercisable until their restrictions on exercise lapses after the five –year anniversary of the grant date. For options that vest based on shareholder returns, the grant date fair values are calculated using a Monte-Carlo approach which simulates our stock price on the corresponding vesting dates before applying the Black Scholes model.

The balance of unamortized stock option expense as of December 31, 2014 is $12.8 million, which is expected to be recognized over a weighted‑average period of 3.0 years. Expense associated with stock options was $4.3 million, $3.5 million and $3.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in General and administrative expense in the accompanying Consolidated Statements of Operations.

Restricted Stock

Restricted stock awards issued under the Equity Plan provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed as established by the Committee. In addition to the granting of restricted stock to certain members of management, we award restricted stock to our non‑employee directors as part of their annual retainer. The management awards vest over five years, and the restriction on the non‑employee director shares lapse in June of each year. Generally, upon termination of employment or directorship, restricted stock units and restricted shares which have not vested are forfeited.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock activity:

		Weighted Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding at January 1, 2012	42,553	$65.18
Granted	27,933	63.86
Vested	(12,553)	59.77
Restricted stock outstanding at December 31, 2012	57,933	$65.72

Granted	77,434	79.77
Vested	(13,033)	60.15
Restricted stock outstanding at December 31, 2013	122,334	$75.21

Granted	61,750	$126.38
Vested	(11,394)	97.72
Restricted stock outstanding at December 31, 2014	172,690	$92.02

The grant date fair value of the restricted stock is based on the closing sales price of our common stock on the grant date. For restricted stock awards that vest based on shareholder returns, the grant date fair values are calculated using a Monte-Carlo approach which simulates expected stock value on corresponding vesting dates and then discounts that back to the valuation date.

Recognized compensation expense of $3.9 million, $2.2 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in General and administrative expense related to restricted stock awards in the accompanying Consolidated Statements of Operations. The fair value of restricted stock that vested during 2014 was $1.7 million. The balance of unamortized restricted stock expense as of December 31, 2014 was $10.4 million, which is expected to be recognized over a weighted‑average period of 3.33 years.

NOTE 16 RENTALS UNDER OPERATING LEASES

We receive rental income from the leasing of retail, office, multi-family and other space under operating leases. Such operating leases are with a variety of tenants, the majority of which are national and regional retail chains and local

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retailers. The minimum future rentals based on operating leases of our consolidated properties held as of December 31, 2014 are as follows:

Total
Minimum
Year	Rent
(In thousands)
2015	$112,488
2016	103,487
2017	96,518
2018	88,816
2019	81,872
Subsequent	309,936

Minimum future rentals exclude amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses and amortization of above-market and below‑market tenant leases.

Percentage rent in lieu of fixed minimum rent recognized from tenants for the years ended December 31, 2014, 2013 and 2012 was $2.9 million, $2.2 million and $3.8 million, respectively.

Overage rent of approximately $2.4 million, $2.6 million, and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, are included in Other rental and property revenues in our Consolidated Statements of Operations.

NOTE 17 SEGMENTS

We have three business segments which offer different products and services. Our three segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. In addition, our segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. We do not distinguish or group our combined operations on a geographic basis. Furthermore, all operations are within the United States. Our reportable segments are as follows:

•

Master Planned Communities (“MPCs”) – includes the development and sale of land, in large‑scale, long‑term community development projects in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland. For the year ended December 31, 2014, one commercial land sales buyer represented 11% of revenues of the Company.

•

Operating Assets – includes retail, office, and multi-family properties, The Woodlands Resort & Conference Center, The Club at Carlton Woods and other real estate investments. These assets are currently generating revenues, and we believe there is an opportunity to redevelop or reposition certain of these assets to improve operating performance.

•	Strategic Developments – includes our condominium projects and all other properties held for development which have no substantial operations.

Our segments are managed separately, therefore we use different operating measures to assess operating results and allocate resources among the segments. The one common operating measure used to assess operating results for the business segments is Real Estate Property Earnings Before Taxes (“REP EBT”) which represents the operating revenues

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the properties less property operating expenses and adjustments for interest, as further described below. We believe that REP EBT provides useful information about the operating performance of all of our properties.

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate other income, corporate interest income, corporate interest and depreciation expense, provision for income taxes, warrant liability gain (loss), loss on settlement of tax indemnity receivable, and the change in tax indemnity receivable. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment operating results are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Master Planned Communities
Land sales	$325,099	$251,217	$182,643
Builder price participation	20,908	9,356	5,747
Minimum rents	818	781	576
Other land revenues	16,470	13,416	18,073
Total revenues	363,295	274,770	207,039
Cost of sales - land	119,672	124,040	89,298
Land sales operations	31,932	30,826	32,817
Land sales real estate and business taxes	9,862	7,588	7,558
Provision for (recovery of) doubtful accounts	(11)	-	-
Depreciation and amortization	397	32	72
Interest income	(118)	(16)	(45)
Interest expense (*)	(19,620)	(18,678)	(14,598)
Total expenses	142,114	143,792	115,102
MPC EBT	221,181	130,978	91,937

Operating Assets
Minimum rents	95,807	80,124	81,140
Tenant recoveries	28,133	20,901	23,210
Resort and conference center revenues	37,921	39,201	39,782
Other rental and property revenues	24,429	20,360	20,959
Total revenues	186,290	160,586	165,091

Other property operating costs	62,752	61,146	60,072
Rental property real estate taxes	14,860	12,065	11,292
Rental property maintenance costs	8,592	7,552	8,073
Resort and conference center operations	31,829	29,454	29,112
Provision for doubtful accounts	1,399	835	1,335
Demolition costs	6,712	2,078	-
Development-related marketing costs	9,770	3,462	-
Depreciation and amortization	49,272	31,427	23,318
Interest income	(151)	(135)	(185)
Interest expense	17,081	19,146	16,289
Equity in Earnings from Real Estate and Other Affiliates	(2,025)	(3,893)	(3,683)
Total expenses	200,091	163,137	145,623
Operating Assets EBT	(13,801)	(2,551)	19,468

Strategic Developments
Minimum rents	609	763	905
Tenant recoveries	220	167	141
Condominium rights and unit sales	83,565	32,969	267
Other land revenues	33	-	-
Other rental and property revenues	553	163	3,443
Total revenues	84,980	34,062	4,756

Condominium rights and unit cost of sales	49,995	16,572	96
Other property operating costs	4,282	5,547	3,094
Real estate taxes	2,547	2,226	2,351
Rental property maintenance costs	543	531	582
Provision for (recovery of) doubtful accounts	16	-	(111)
Demolition costs	22	-	-
Development-related marketing costs	13,013	1,449	-
Other income, net	(2,373)	(3,609)	-
Depreciation and amortization	1,706	189	225
Interest expense (*)	(11,918)	(4,318)	219
Equity in Earnings from Real Estate and Other Affiliates	(21,311)	(10,535)	-
Total expenses	36,522	8,052	6,456
Strategic Developments EBT	48,458	26,010	(1,700)
REP EBT	$255,838	$154,437	$109,705

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(*)Negative interest expense amounts are due to interest capitalized in our Master Planned Communities and Strategic Developments segments related to Operating Assets segment debt and the Senior Notes.

The following reconciles REP EBT to GAAP‑basis income (loss) before taxes:

	Year Ended December 31,
Reconciliation of REP EBT to GAAP-net income (loss) before taxes	2014	2013	2012
	(In thousands)
REP EBT	$255,838	$154,437	$109,705
General and administrative	(73,569)	(48,466)	(36,548)
Corporate interest income/(expense), net	(30,819)	(10,575)	10,153
Warrant liability loss	(60,520)	(181,987)	(185,017)
Increase (reduction) in tax indemnity receivable	90	(1,206)	(20,260)
Loss on settlement of tax indemnity receivable	(74,095)	-	-
Corporate other income, net	27,098	25,869	2,125
Corporate depreciation and amortization	(4,583)	(2,197)	(814)
Income (loss) before taxes	$39,440	$(64,125)	$(120,656)

The following reconciles segment revenues to GAAP‑basis consolidated revenues:

	Year Ended December 31,
Reconciliation of Segment Basis Revenues to GAAP Revenues	2014	2013	2012
	(In thousands)
Master Planned Communities	$363,295	$274,770	$207,039
Operating Assets	186,290	160,586	165,091
Strategic Developments	84,980	34,062	4,756
Total revenues	$634,565	$469,418	$376,886

The assets by segment and the reconciliation of total segment assets to the total assets in the Consolidated Balance Sheets are summarized as follows:

	Year Ended December 31,
	2014	2013
	(In thousands)
Master Planned Communities	$1,877,043	$1,760,639
Operating Assets	1,934,350	1,158,337
Strategic Developments	879,896	462,525
Total segment assets	4,691,289	3,381,501
Corporate and other	428,642	1,186,367
Total assets	$5,119,931	$4,567,868

A portion of the tax indemnification asset in the amount of $185.7 million was incorrectly included in the Operating Assets segment at December 31, 2013 rather than the Corporate segment. The amounts in the table above at December 31, 2013 have been corrected to appropriately include the entire tax indemnification asset of $320.5 million in the Corporate segment.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The increase in the Operating Asset  segment asset balance as of December 31, 2014 of $776.0 million compared to 2013 is primarily due to  the opening of Downtown Summerlin, $423.7 million; the reopening of The Outlet Collection at Riverwalk, $53.8 million; the acquisitions of 10-60 Columbia Office Properties, $130 million, 85 South Street, $24.4 million and the fee simple interest at 110 Wacker, $12.2 million; the placing in service of Two Hughes Landing, $45.2 million and 3831 Technology Forest Drive, $16.6 million; increased development expenditures at Seaport, $61.0 million; and the completion of the renovation at The Woodlands Resort & Conference Center $52.4 million.

The increase in the Strategic Development segment’s asset balance as of December 31, 2014 of $394.1 million compared to December 31, 2013 is primarily due to $151.6 million of buyer deposits collected on the sale of condominium units for both Waiea Condominiums and Anaha Condominiums in Ward Village, the $141.8 million purchase of a land parcel near South Street Seaport, development costs of $78.0 million for the 1725-35 Hughes Landing Boulevard office buildings, $41.6 million for Ward Village, $58.7 million for One Lake’s Edge, $20.3 million for Hughes Landing Retail, $18.8 million for Waterway Square Hotel (Westin), $31.9 million for various other development projects at The Woodlands, $22.2 million in buildings and equipment from the completion of the transformation of the IBM building at Ward Village into an information center and sales gallery, and the reduction of $163.8 million resulting from the transfer of Downtown Summerlin and Two Hughes Landing to the Operating segment.

Corporate and other assets as of December 31, 2014 consist primarily of Cash and cash equivalents. The $757.7 million decrease compared to December 31, 2013 is primarily due to cash used to fund the Conroe and Seaport District Assemblage acquisitions, as well as a $65.3 million tax payment made to the IRS as a result of the Tax Court case ruling net of $138.0 million received from GGP in connection with the Settlement Agreement. See Note 9 – Income Taxes.

NOTE 18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2014
	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter
	(In thousands, except share amounts)
Total revenues	$98,653	$209,631	$119,228		$207,053
Operating income	13,947	91,781	23,850		37,144
Net income (loss)	(86,331)	(14,733)	45,615		31,929
Net income (loss) attributable to common stockholders	(86,316)	(14,760)	45,615		31,930
Earnings (loss) per share:
Basic	(2.19)	(0.37)	1.16		0.81
Diluted	(2.19)	(0.37)	0.48	(a)	(1.18)	(a)
Weighted average shares outstanding:
Basic	39,454	39,458	39,465		39,464
Diluted	39,454	39,458	43,171		43,027

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2013
	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter
	(In thousands, except share amounts)
Total revenues	$90,091	$145,759	$99,615		$133,953
Operating income	9,294	47,790	10,700		43,430
Net income (loss)	(23,170)	(76,496)	7,433		18,538
Net income (loss) attributable to common stockholders	(23,124)	(76,554)	7,335		18,533
Earnings (loss) per share:
Basic	(0.59)	(1.94)	0.19		0.47
Diluted	(0.59)	(1.94)	0.17	(a)	0.44	(a)
Weighted average shares outstanding:
Basic	39,441	39,445	39,454		39,454
Diluted	39,441	39,445	42,439		42,529

a)	Diluted earnings per share includes the impact of warrants, in the money options and restricted stock. Net income was also adjusted for the warrant gain during the period.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2014

($ in thousands)			Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
				Buildings		Buildings		Buildings					Date
				and		and		and		Accumulated		Date of	Acquired /
Name of Center	Location	Encumbrances (a)	Land	Improvements (f)	Land	Improvements (f)	Land	Improvements (e)	Total	Depreciation (f)		Construction	Completed
Alameda Plaza	Pocatello, ID	$-	$740	$2,060	$(740)	$(1,381)	$-	$679	$679		$-		2002
AllenTowne	Dallas, TX	-	25,575	-	(25,575)	25,475	-	25,475	25,475		-		2006
Anaha Condominiums	Honolulu, HI	-	-	47,783	-	-	-	47,783	47,783		-		—
Bridgeland	The Woodlands, TX	15,884	257,222	-	157,571	3,523	414,793	3,523	418,316		599		2004
Bridges at Mint Hill	Charlotte, NC	-	-	-	-	21,097	-	21,097	21,097		-		2007
Century Plaza	Birmingham, AL	-	3,164	28,514	(3,164)	(24,241)	-	4,273	4,273		-		1997
Circle T Ranch and Power Center	Dallas/Fort Worth, TX	-	-	-	-	40	-	40	40		-		2005
70 Columbia Corporate Center	Howard County, MD	20,000	1,281	14,523	-	6,256	1,281	20,779	22,060		1,612		2004
Columbia Office Properties	Howard County, MD	-	1,575	28,447	23,404	83,493	24,979	111,940	136,919		12,517		2004
Columbia Regional Building	Howard County, MD	20,513	-	28,865	-	-	-	28,865	28,865		1,206		2014
Conroe	Conroe, TX	-	99,284	-	-	-	99,284	-	99,284		-		2014
Cottonwood Mall	Salt Lake City, UT	-	7,613	42,987	(7,613)	(22,271)	-	20,716	20,716		-		2002
Cottonwood Square	Salt Lake City, UT	-	1,558	4,339	-	913	1,558	5,252	6,810		1,624		2002
Creekside Village Green	The Woodlands, TX	-	-	-	-	15,054	-	15,054	15,054		-		—
Downtown Summerlin	Las Vegas, NV	229,153	-	-	17,248	339,399	17,248	339,399	356,647		2,146		2004
Elk Grove Promenade	Elk Grove, CA	-	-	-	-	8,412	-	8,412	8,412		4		2003
Hughes Landing Hotel	The Woodlands, TX	-	-	6,752	-	-	-	6,752	6,752		-		—
Hughes Landing Retail	The Woodlands, TX	17,424	-	-	-	26,320	-	26,320	26,320		-		—
One Hughes Landing	The Woodlands, TX	52,000	-	-	1,678	35,062	1,678	35,062	36,741		1,626		2012
Two Hughes Landing	The Woodlands, TX	19,992	-	-	2,109	34,941	2,109	34,941	37,050		296		—
Three Hughes Landing	The Woodlands, TX	-	-	13,008	-	-	-	13,008	13,008		-		—
1725-35 Hughes Landing Boulevard	The Woodlands, TX	47,513	-	-	-	84,599	-	84,599	84,599		-		—
Kendall Town Center	Miami, FL	-	-	-	-	18,579	-	18,579	18,579		-		2004
1701 Lake Robbins	The Woodlands, TX	4,600	1,663	3,725	-	-	1,663	3,725	5,388		39		2014
2201 Lake Woodlands Drive	The Woodlands, TX	-	3,755	-	-	-	3,755	-	3,755		-		2011
One Lake's Edge	The Woodlands, TX	40,787	-	-	-	64,800	-	64,800	64,800		-		—
Lakemoor (Volo) Land	Volo, IL	-	320	-	(320)	321	-	321	321		-		1995
Landmark Mall	Alexandria, VA	-	28,396	67,235	(19,408)	(37,427)	8,988	29,808	38,796		8,118		2003
Maryland Communities	Howard County, MD	-	457,552	-	(397,669)	6,854	59,883	6,854	66,738		106		2004
Millennium Waterway Apartments	The Woodlands, TX	55,584	15,917	56,002	-	-	15,917	56,002	71,919		5,810		2012
9303 New Trails	The Woodlands, TX	13,074	1,929	11,915	-	1,959	1,929	13,874	15,803		1,513		2011
110 N. Wacker	Chicago, IL	29,000	-	29,035	12,249	5,461	12,249	34,496	46,745		13,366		1997
Outlet Collection at Riverwalk	New Orleans, LA	47,118	-	94,513	-	(1,896)	-	92,617	92,617		4,391		2004
Park West	Peoria, AZ	-	16,526	77,548	1,201	925	17,727	78,473	96,199		20,224	2008
80 South Street	New York, NY	-	-	144,015	-	-	-	144,015	144,015		-
South Street Seaport	New York, NY	-	-	7,884	15,913	100,630	15,913	108,514	124,427		520		2004
Summerlin	Las Vegas, NV	22,389	990,179	-	(128,520)	987	861,659	987	862,646		440		2004
3831 Technology Forest	The Woodlands, TX	-	514	14,194	-	-	514	14,194	14,708	-	21		2014
The Club at Carlton Woods	The Woodlands, TX	-	13,796	457	393	2,439	14,189	2,896	17,084		394		2011
The Metropolitan Downtown Columbia	Columbia, MD	-	-	-	-	1,484	-	1,484	1,484		-		—
The Woodlands	The Woodlands, TX	176,663	267,996	9,814	(57,180)	118	210,816	9,932	220,749		1,378		2011
The Woodlands Parking Garages	The Woodlands, TX	-	5,857	-	689	6,303	6,546	6,303	12,848		184		2011
The Woodlands Resort & Conference Center	The Woodlands, TX	76,027	13,258	37,983	-	71,345	13,258	109,328	122,586		4,022		2011
Waiea Condominiums	Honolulu, HI	-	-	30,555	-	-	-	30,555	30,555		-		—
Ward Village	Honolulu, HI	238,716	164,007	89,321	(21,157)	189,259	142,850	278,580	421,430		52,551		2002
Ward Workforce Housing	Honolulu, HI	-	-	5,114	-	-	-	5,114	5,114		-		—
Waterway Garage Retail	The Woodlands, TX	-	1,342	4,255	(1)	1,106	1,341	5,361	6,702		548		2011
3 Waterway Square	The Woodlands, TX	52,000	748	-	-	42,214	748	42,214	42,962		3,162		2012
4 Waterway Square	The Woodlands, TX	38,289	1,430	51,553	-	6,748	1,430	58,301	59,731		7,005		2011
Waterway Square Hotel	The Woodlands, TX	-	-	22,473	-	-	-	22,473	22,473		-		—
20/25 Waterway Avenue	The Woodlands, TX	14,330	2,346	8,871	-	617	2,346	9,488	11,834		1,101		2011
West Windsor	Princeton, NJ	-	-	-	53	23,617	53	23,617	23,670		-		2004
1400 Woodloch Forest	The Woodlands, TX	-	-	-	1,570	14,045	1,570	14,045	15,615		6,612		1981
Corporate	Various	762,414	885	1,027	(885)	16,336	-	17,363	17,363		4,048		—
Total HHC		$1,993,470	$2,386,428	$984,767	$(428,154)	$1,173,515	$1,958,273	$2,158,282	$4,116,556		$157,182

(a)	See description of mortgages, notes and other debt payable in Note 8 of the Consolidated Financial Statements.
(b)	Initial cost for constructed malls is cost at end of first complete calendar year subsequent to opening.
(c)

For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write‑downs. For Master Planned Communities, costs capitalized subsequent to acquisitions are net of land sales.

(d)	The aggregate cost of land, building and improvements for federal income tax purposes is approximately $3.5 billion.
(e)	Includes all amounts related to Developments.
(f)	Depreciation is computed based upon the following estimated lives:

Years
Building and improvements	10 - 45
Equipment, tenant improvements and fixtures	5 - 10
Computer hardware and software, and vehicles	3 - 5

Reconciliation of Real Estate
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$3,024,833	$2,746,596	$2,589,730
Change in Land	296,147	90,124	66,889
Additions	973,833	352,141	179,372
Impairments	-	-	-
Dispositions and write-offs and land and condominium costs of sales	(178,257)	(164,028)	(89,395)
Balance at end of year	$4,116,556	$3,024,833	$2,746,596

Reconciliation of Accumulated Depreciation
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$111,728	$112,491	$91,605
Depreciation Expense	50,683	29,637	19,457
Dispositions and write-offs	(5,229)	(30,400)	1,429
Balance at end of year	$157,182	$111,728	$112,491

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

3.2	Amended and Restated Bylaws of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on February 29, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012

4.1

Section 382 Rights Agreement, dated as of February 27, 2012, by and between The Howard Hughes Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012)

10.1

Tax Matters Agreement, dated November 9, 2010, between The Howard Hughes Corporation and General Growth Properties, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.2

Form of indemnification agreement for directors and certain executive officers of The Howard Hughes Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.3

Warrant Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.4

Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.5

Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P., Blackstone Real Estate Partners VI L.P., Blackstone Real Estate Partners (AIV) VI L.P., Blackstone Real Estate Partners VI.F L.P., Blackstone Real Estate Partners VI.TE.1 L.P., Blackstone Real Estate Partners VI.TE.2 L.P., Blackstone Real Estate Holdings VI L.P., and Blackstone GGP Principal Transaction Partners L.P. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.6*+	Form of Restricted Stock Agreement for Nonemployee Directors under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan

10.7*+	Form of Restricted Stock Agreement for Executive Officers under the Howard Hughes Corporation Amended and Restated 2010 Incentive Plan

10.8*

Employment Agreement, dated as of November 22, 2010, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.9*

Amendment No.1 to Employment Agreement, dated as of August 17, 2012, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2012)

10.10*

Amendment No. 2 to Employment Agreement, dated as of December 17, 2013, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 17, 2003)

10.11*

Warrant Purchase Agreement, dated November 22, 2010, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.12*

Amendment No.1 to the Warrant Purchase Agreement dated as of August 23, 2011, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed February 29, 2012).

10.13*

Employment Agreement, dated as of November 22, 2010, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.14*

Warrant Purchase Agreement, dated November 22, 2010, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.15*

Warrant Purchase Agreement, dated February 25, 2011, between The Howard Hughes Corporation and Andrew C. Richardson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 3, 2011)

10.16*

Employment Agreement, dated as of February 25, 2011, between The Howard Hughes Corporation and Andrew C. Richardson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 3 2011)

10.17

Third Amended and Restated Master Credit Agreement dated as of August 8 ,2013, by and among The Woodlands Commercial Properties Company, L.P., The Woodlands Land Development Company, L.P., Keybank National Association, the other lenders that are a party thereto, and the other lending institutions which may become a party thereto, as lenders, and Keybank National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2013)

10.18

Loan agreement dated as of September 29, 2011, by and among Victoria Ward, Limited along with certain Victoria Ward, Limited’s subsidiaries, as borrowers, Wells Fargo Bank, National Association, as Administrative Agent and lead lender, CIBC, First Hawaiian Bank, Bank of Hawaii and Central Pacific Bank, as lenders, and Wells Fargo Securities, L.L.C., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 4, 2011)

10.19

Loan Agreement dated as of July 15, 2014, by and among The Shops at Summerlin North, LP, The Shops at Summerlin South, LP, Wells Fargo Bank, National Association, as Administrative Agent and lead lender, U.S. Bank National Association, as Syndication Agent and a lender, the other lending institutions party thereto, and Wells Fargo Securities, L.L.C., as sole Lead Arranger and Sole Bookrunner. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 16, 2014)

10.20+	Loan Agreement dated as of November 6, 2014 by and among 1108 Auahi, LLC and 1118 Ala Moana, LLC and BREDS II Mortgage Corp.

10.21*	The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 14, 2012)

10.22*	Form of The Howard Hughes Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 17, 2014)

10.23

Settlement of Tax Indemnity and Mutual Release Agreement dates as of December 12, 2014, by and between The Howard Hughes Corporation, a Delaware Corporation, and General Growth Properties, Inc., a Delaware Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 18, 2014)

21.1+	List of Subsidiaries

23.1+	Consent of Ernst & Young, LLP

23.2+	Consent of Deloitte & Touche LLP

23.3+	Consent of TRUSTA

24.1+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1+	KR Holdings, LLC Consolidated Financial Statements and Independent Auditor’s Report

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract, compensatory plan or arrangement

+Filed herewith

Attached is Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Balance Sheets at December 31, 2014 and 2013, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012.