Form 10-Q
period 2015-03-31
Howard Hughes Corp
filed 2015-05-11
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

☐ Yes    ☒ No

The number of shares of common stock, $0.01 par value, outstanding as of May 8, 2015 was 39,707,335.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31,	December 31,
	2015	2014
	(In thousands, except share amounts)
Assets:
Investment in real estate:
Master Planned Community assets	$1,639,464	$1,641,063
Land	321,176	317,211
Buildings and equipment	1,295,694	1,243,979
Less: accumulated depreciation	(173,439)	(157,182)
Developments	1,109,109	914,303
Net property and equipment	4,192,004	3,959,374
Investment in Real Estate and Other Affiliates	56,127	53,686
Net investment in real estate	4,248,131	4,013,060
Cash and cash equivalents	458,372	560,451
Accounts receivable, net	37,271	28,190
Municipal Utility District receivables, net	111,066	104,394
Notes receivable, net	26,892	28,630
Deferred expenses, net	73,845	75,070
Prepaid expenses and other assets, net	293,199	310,136
Total assets	$5,248,776	$5,119,931

Liabilities:
Mortgages, notes and loans payable	$2,123,617	$1,993,470
Deferred tax liabilities	63,568	62,205
Warrant liabilities	474,890	366,080
Uncertain tax position liability	4,709	4,653
Accounts payable and accrued expenses	458,267	466,017
Total liabilities	3,125,051	2,892,425

Commitments and Contingencies (see Note 15)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 39,707,335 shares issued and outstanding as of March 31, 2015 and 39,638,094 shares issued and outstanding as of December 31, 2014	397	396
Additional paid-in capital	2,839,709	2,838,013
Accumulated deficit	(712,894)	(606,934)
Accumulated other comprehensive loss	(7,259)	(7,712)
Total stockholders' equity	2,119,953	2,223,763
Noncontrolling interests	3,772	3,743
Total equity	2,123,725	2,227,506
Total liabilities and equity	$5,248,776	$5,119,931

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Revenues:
Master Planned Community land sales	$48,081	$47,671
Builder price participation	5,698	4,097
Minimum rents	35,194	20,360
Tenant recoveries	9,667	6,015
Condominium rights and unit sales	34,857	3,126
Resort and conference center revenues	12,003	9,426
Other land revenues	3,293	2,512
Other rental and property revenues	6,297	5,446
Total revenues	155,090	98,653

Expenses:
Master Planned Community cost of sales	23,896	23,078
Master Planned Community operations	9,983	9,261
Other property operating costs	18,145	13,804
Rental property real estate taxes	6,200	3,740
Rental property maintenance costs	2,744	1,915
Condominium rights and unit cost of sales	22,409	1,571
Resort and conference center operations	9,078	7,511
Provision for doubtful accounts	809	143
Demolition costs	117	2,516
Development-related marketing costs	6,243	4,224
General and administrative	18,963	16,882
Other income, net	(1,464)	(10,448)
Depreciation and amortization	21,510	10,509
Total expenses	138,633	84,706

Operating income	16,457	13,947

Interest income	136	2,188
Interest expense	(13,246)	(7,321)
Warrant liability loss	(108,810)	(96,440)
Equity in earnings from Real Estate and Other Affiliates	1,788	6,068
Loss before taxes	(103,675)	(81,558)
Provision for income taxes	2,284	4,773
Net loss	(105,959)	(86,331)
Net income attributable to noncontrolling interests	—	15
Net loss attributable to common stockholders	$(105,959)	$(86,316)

Basic loss per share:	$(2.68)	$(2.19)

Diluted loss per share:	$(2.68)	$(2.19)

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Comprehensive loss, net of tax:
Net loss	$(105,959)	$(86,331)
Other comprehensive income (loss):
Interest rate swaps (a)	512	199
Capitalized swap interest (b)	(59)	(133)
Other comprehensive income	453	66
Comprehensive loss	(105,506)	(86,265)
Comprehensive income attributable to noncontrolling interests	—	15
Comprehensive loss attributable to common stockholders	$(105,506)	$(86,250)

(a)	Net of deferred tax expense of $0.1 million for the three months ended March 31, 2015 and 2014, respectively.
(b)	Net of deferred tax benefit of $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

(In thousands, except share amounts)	Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	39,576,344	$396	$2,829,813	$(583,403)	$(8,222)	$6,562	$2,245,146
Net loss		—	—	(86,316)	—	(15)	(86,331)
Interest rate swaps, net of tax of $10		—	—	—	199	—	199
Capitalized swap interest, net of tax of $75		—	—	—	(133)	—	(133)
Stock plan activity	54,204	—	1,764	—	—	—	1,764
Balance, March 31, 2014	39,630,548	$396	$2,831,577	$(669,719)	$(8,156)	$6,547	$2,160,645

Balance, January 1, 2015	39,638,094	$396	$2,838,013	$(606,934)	$(7,712)	$3,743	$2,227,506
Net loss		—	—	(105,959)	—	—	(105,959)
Distribution to noncontrolling interest		—	—	—	—	29	29
Interest rate swaps, net of tax of $61		—	—	—	512	—	512
Capitalized swap interest, net of tax of $31		—	—	—	(59)	—	(59)
Stock plan activity	69,241	1	1,696	(1)	—	—	1,696
Balance, March 31, 2015	39,707,335	$397	$2,839,709	$(712,894)	$(7,259)	$3,772	$2,123,725

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(105,959)	$(86,331)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	17,087	9,346
Amortization	4,423	1,163
Amortization of deferred financing costs	1,569	1,014
Amortization of intangibles other than in-place leases	421	161
Straight-line rent amortization	(1,886)	(472)
Deferred income taxes	2,127	4,465
Restricted stock and stock option amortization	1,696	1,764
Gain on disposition of asset	—	(2,373)
Warrant liability loss	108,810	96,440
Equity in earnings from Real Estate and Other Affiliates, net of distributions	1,264	(3,743)
Provision for doubtful accounts	809	143
Master Planned Community land acquisitions	(1,101)	—
Master Planned Community development expenditures	(37,343)	(28,434)
Master Planned Community cost of sales	21,782	20,815
Condominium development expenditures	(34,439)	(5,604)
Condominium and other cost of sales	22,409	1,571
Percentage of completion revenue recognition from sale of condominium rights and units	(34,857)	(3,126)
Net changes:
Accounts and notes receivable	(2,880)	19,780
Prepaid expenses and other assets	20,294	(959)
Condominium deposits received	9,572	37,827
Deferred expenses	1,572	(3,093)
Accounts payable and accrued expenses	(7,735)	320
Condominium deposits held in escrow	(9,572)	(37,827)
Other, net	35	3,378
Cash provided by (used in) operating activities	(21,902)	26,225

Cash Flows from Investing Activities:
Property and equipment expenditures	(2,221)	(2,053)
Operating property improvements	(1,857)	(877)
Property developments and redevelopments	(218,550)	(137,579)
Proceeds from dispositions	—	5,500
Investment in KR Holdings, LLC	8,933	—
Investments in Real Estate and Other Affiliates, net	(436)	(807)
Change in restricted cash	1,707	(4,943)
Cash used in investing activities	(212,424)	(140,759)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	137,566	48,811
Principal payments on mortgages, notes and loans payable	(4,923)	(2,138)
Deferred financing costs	(396)	—
Cash provided by financing activities	132,247	46,673

Net change in cash and cash equivalents	(102,079)	(67,861)
Cash and cash equivalents at beginning of period	560,451	894,948
Cash and cash equivalents at end of period	$458,372	$827,087

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$10,471	$7,051
Interest capitalized	11,264	11,281
Income taxes paid	210	—

Non-Cash Transactions:
Special Improvement District bond transfers associated with land sales	2,114	2,259
Property developments and redevelopments	(3,534)	25,550
Accrued interest on construction loan borrowing	905	—
MPC Land contributed to Real Estate Affiliates	15,231	—
Special Improvement District bond transfers to Real Estate Affiliates	(1,518)	—

See Notes to Consolidated Financial Statements

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”). Such Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the three months ended March 31, 2015 are not necessarily indicative of the results for the full fiscal year.

Certain amounts in 2014 have been reclassified to conform to 2015 presentation. As a result of the increasing significance of development-related marketing costs in our operations, we present as a separate line item in the Condensed Consolidated Statements of Operations the amount of such costs expensed. Previously, these expenses were included in the line item Other property operating costs.  Development-related marketing costs include salaries, benefits, agency fees, events, advertising, online hosting, marketing-related travel and other costs that we incur for the benefit of our developments and redevelopments.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements up to the date and time this Quarterly Report was filed.

NOTE 2 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The standard requires a retrospective application in order to reflect the period-specific effects of applying the new guidance. The Company is evaluating the impact of the adoption of this ASU on the Company’s Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The standard is effective for interim and annual periods beginning after December 15, 2015, and permits the use of a modified retrospective or retrospective approach. The Company is evaluating the impact of the adoption of this ASU on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. This ASU becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this ASU to have an impact on the Company’s Consolidated Financial Statements.

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

As of March 31, 2015, the estimated $203.2 million fair value for the Sponsors Warrants representing warrants to purchase 1,916,667 shares and the estimated $271.7 million fair value for the Management Warrants representing warrants to purchase 2,862,687 shares have been recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsors Warrants and Management Warrants were $157.1 million and $209.0 million, respectively, as of December 31, 2014. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 7 – Fair Value of Financial Instruments. Decreases and increases in the fair value of the Sponsors Warrants and the Management Warrants are recognized as either warrant liability gains or losses, respectively, in the Consolidated Statements of Operations.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Basic EPS:
Numerator:
Net loss	$(105,959)	$(86,331)
Net income attributable to noncontrolling interests	—	15
Net loss attributable to common stockholders	$(105,959)	$(86,316)

Denominator:
Weighted average basic common shares outstanding	39,465	39,454

Diluted EPS:
Numerator:
Net loss attributable to common stockholders	$(105,959)	$(86,316)
Less: Warrant liability gain	—	—
Adjusted net loss attributable to common stockholders	$(105,959)	$(86,316)

Denominator:
Weighted average basic common shares outstanding	39,465	39,454
Restricted stock and stock options	—	—
Warrants	—	—
Weighted average diluted common shares outstanding	39,465	39,454

Basic loss per share:	$(2.68)	$(2.19)

Diluted loss per share:	$(2.68)	$(2.19)

The diluted EPS computation for the three months ended March 31, 2015 excludes 1,027,740 stock options, 241,931 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsors Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti-dilutive.

The diluted EPS computations for the three months ended March 31, 2014 excludes 1,024,940 stock options, 176,536 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsor Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti-dilutive.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 5    RECENT TRANSACTIONS

During the first quarter 2015, we acquired a 58,000 square foot commercial building and air rights with total residential and commercial development rights of 196,133 square feet for $91.4 million.  These acquisitions combined with adjacent property acquisitions in 2014 create a 42,694 square foot lot with 817,784 square feet of available development rights. These properties are collectively referred to as the Seaport District Assemblage and are located in close proximity to our South Street Seaport property.

NOTE 6    IMPAIRMENT

We review our real estate assets, including operating assets, land held for development and sale and developments in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. GAAP requires that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to fair value (or for land and properties held for sale, fair value less cost to sell). The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below market rate of return.

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

No impairment charges were recorded during the three months ended March 31, 2015 or 2014. We continually evaluate our strategic alternatives with respect to each of our properties and may revise our strategy from time to time, including our intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, we may decide to sell property that is held for use and the sale price may be less than the carrying amount. As a result, these changes in strategy could result in impairment charges in future periods.

NOTE 7 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents, for each of the fair value hierarchy levels required under FASB Accounting Standards (“ASC”) 820 Fair Value Measurement, our assets and liabilities that are measured at fair value on a recurring basis.

	March 31, 2015				December 31, 2014
	Fair Value Measurements Using				Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)				(In thousands)
Assets:
Cash equivalents	$110,077	$110,077	$—	$—	$75,027	$75,027	$—	$—
Liabilities:
Warrants	474,890	—	—	474,890	366,080	—	—	366,080
Interest rate swaps	3,307	—	3,307	—	3,144	—	3,144	—

Cash equivalents consist primarily of two registered money market mutual funds which invest in United States treasury securities that are valued at the net asset value of the underlying shares in the funds as of the close of business at the end of each period. The fair value approximates carrying value.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The valuation of warrants is based on an option pricing valuation model. The inputs to the model include the fair value of stock related to the warrants, exercise price of the warrants, term, expected volatility, risk-free interest rate and dividend yield and, with respect to the Management Warrants, a discount for lack of marketability.

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

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) which are our Sponsors and Management Warrants:

	2015	2014
	(In thousands)
Balance as of January 1	$366,080	$305,560
Warrant liability loss (a)	108,810	96,440
Balance as of March 31	$474,890	$402,000

(a)	All losses during 2015 and 2014 were unrealized.

The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data. Changes in the fair values of the Sponsors Warrants and the Management Warrants are recognized in earnings as a warrant liability gain or loss.

The significant unobservable inputs used in the fair value measurement of our warrants designated as Level 3 as of March 31, 2015 are as follows:

			Unobservable Inputs
	Fair Value	Valuation Technique	Expected Volatility (a)	Marketability Discount (b)
	(In thousands)
Warrants	$474,890	Option Pricing Valuation Model	26.3%	16.0% - 18.0%

(a)	Based on our implied equity volatility.
(b)	Represents the discount rate for lack of marketability of the Management Warrants. The discount rates ranged from 18.0%-20.0% at December 31, 2014.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

		March 31, 2015		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:		(In thousands)
Cash and cash equivalents	Level 1	$348,295	$348,295	$485,424	$485,424
Notes receivable, net (a)	Level 3	26,892	26,892	28,630	28,630

Liabilities:
Fixed-rate debt	Level 2	$1,049,407	$1,088,862	$1,030,554	$1,050,333
Variable-rate debt	Level 2	1,074,210	1,074,210	962,916	962,916
Total mortgages, notes and loans payable		$2,123,617	$2,163,072	$1,993,470	$2,013,249

(a)	Notes receivable is shown net of an allowance of $463 and $471 as of March 31, 2015 and December 31, 2014, respectively.

Notes receivable are carried at net realizable value which approximates fair value. The estimated fair values are based on certain factors, such as current interest rates, terms of the note and credit worthiness of the borrower.

The fair value of fixed-rate debt in the table above, not including our Senior Notes (as defined in Note 9 – Mortgages, Notes and Loans Payable), was estimated based on a discounted future cash payment model, which includes risk premiums and a risk free rate derived from the current London Interbank Offered Rate (“LIBOR”) or U.S. Treasury obligation interest rates. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity. The fair value of our Senior Notes, included in fixed rate debt in the table above, was estimated based upon its most recent trade price.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

We account for investments in joint ventures deemed to be VIEs for which we are not considered to be the primary beneficiary but have significant influence, using the equity method, and investments in joint ventures where we do not have significant influence over the joint venture’s operations and financial policies, using the cost method. Generally, the operating agreements with respect to our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages.

Our investment in real estate and other affiliates which are reported on the equity and cost methods are as follows:

	Economic/ Legal Ownership		Carrying Value		Share of Earnings/Dividends
	March 31,	December 31,	March 31,	December 31,	Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
	(In percentages)		(In thousands)		(In thousands)
Equity Method Investments
Master Planned Communities:
Discovery Land	N/A	N/A	$12,052	$—	$—	$—
Operating Assets:
Millennium Woodlands Phase II, LLC (a) (b)	81.43%	81.43%	362	1,023	(661)	(36)
Stewart Title	50.00%	50.00%	3,663	3,869	194	93
Summerlin Las Vegas Baseball Club, LLC (b)	50.00%	50.00%	10,431	10,548	(117)	(126)
The Metropolitan Downtown Columbia (c)	50.00%	50.00%	4,562	4,800	(319)	—
Woodlands Sarofim	20.00%	20.00%	2,635	2,595	40	57
Strategic Developments:
Circle T Ranch and Power Center	50.00%	50.00%	9,004	9,004	—	—
HHMK Development (b)	50.00%	50.00%	10	10	539	290
KR Holdings (b)	50.00%	50.00%	876	9,183	365	4,009
Parcel C (b)	50.00%	50.00%	6,934	8,737	—	—
Summerlin Apartments, LLC (b)	50.00%	50.00%	1,661	—	—	—
			52,190	49,769	41	4,287
Cost basis investments			3,937	3,917	1,747	1,781
Investment in Real Estate and Other Affiliates			$56,127	$53,686	$1,788	$6,068

N/A – Not Applicable

(a)	Millennium Woodlands Phase II, LLC was placed into service in the beginning of the third quarter of 2014.
(b)	Equity method variable interest entities.
(c)	The Metropolitan Downtown Columbia was placed into service in the first quarter 2015.

We are not the primary beneficiary of any of the equity method variable interest entities listed above because we do not have the power to direct activities that most significantly impact the economic performance of such joint ventures and

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

therefore we report our interests on the equity method. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs. The aggregate carrying value of the unconsolidated VIEs was $20.3 million and $29.5 million as of March, 31, 2015 and December 31, 2014, respectively, and was classified as Investments in Real Estate and Other Affiliates in the Consolidated Balance Sheets.

As of March 31, 2015, approximately $97.8 million of indebtedness was secured by the properties owned by our Real Estate and Other Affiliates of which our share was approximately $58.9 million based upon our economic ownership. All of this indebtedness is without recourse to us.

The Company is the primary beneficiary of one VIE which is consolidated in the financial statements. The creditors of the consolidated VIE do not have recourse to the Company. As of March 31, 2015, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.2 million and $0.8 million, respectively. As of December 31, 2014, the carrying values of the assets and liabilities associated with operations of the consolidated VIE were $21.1 million and $0.6 million, respectively. The assets of the VIE are restricted for use only by the particular VIE and are not available for our general operations.

Our recent and more significant investments in Real Estate Affiliates and the related accounting considerations are described below.

Discovery Land

During the second quarter 2014, we announced an agreement to enter into a joint venture with Discovery Land Company (“Discovery Land”) which was formed in the first quarter 2015. We contributed land with a book basis of $13.4 million and transferred SID bonds related to such land with a carrying value of $1.3 million to the joint venture at the agreed upon value of $226,000 per acre, or $125.4 million, in the first quarter of 2015. At the time of our contribution, we assessed if the venture’s equity was sufficient to permit it to finance its activities without additional subordinated support and determined it was not a VIE. In addition, we determined that our partner has substantive participation rights, and therefore we account for this joint venture using the equity method. Discovery Land’s capital contribution funding requirement is up to a maximum of $30.0 million. We have no further capital obligations.

After receipt of our capital contribution and a 5.0% preferred return, Discovery Land is entitled to all remaining cash distributed by the joint venture until two times its equity contribution has been repaid. Any further cash distributions are shared 50/50. Discovery Land is the manager on the project, and development is expected to begin in the second quarter 2015 with the first lot and home sales expected to begin in early 2016.

ONE Ala Moana Condominium Project

KR Holdings is a 50/50 joint venture which was formed to develop a 206-unit luxury condominium tower at the One Ala Moana Center in Honolulu, Hawaii. The venture substantially completed construction in the fourth quarter 2014 and closed on the sale of 201 out of 206 total units. The venture uses the percentage of completion method to recognize earnings. We recorded $0.4 million and $4.0 million in earnings from Real Estate and Other Affiliates for the three months ended March 31, 2015 and 2014 respectively. We received cash distributions of $8.9 million during the three months ended March 31, 2015. All units available for sale as of March 31, 2015 have been sold and closed with the exception of one unit. The one remaining unit is expected to close in the second quarter 2015.

Millennium Woodlands Phase II, LLC

On May 14, 2012, we entered into a joint venture, Millennium Woodlands Phase II, LLC (“Millennium Phase II”), with The Dinerstein Companies, for the construction of a new 314-unit Class A multi‑family complex in The Woodlands Town Center. Our partner is the managing member of Millennium Phase II. As the managing member, our partner controls,

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

directs, manages and administers the affairs of Millennium Phase II. On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million, our partner’s contribution of $3.0 million in cash and a construction loan in the amount of $37.7 million which is guaranteed by our partner. The development of Millennium Phase II further expands our multi‑family portfolio in The Woodlands Town Center. During the third quarter 2014, the joint venture completed construction and leasing commenced.

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

Summerlin Apartments, LLC

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment development in Summerlin, Nevada. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. This project represents the first residential development in Summerlin’s 400-acre downtown. In the first quarter 2015, we contributed a 4.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture. Our partner contributed $3.2 million of cash for their 50% interest, acts as the development manager, funded all pre-development activities, obtained construction financing in the first quarter 2015 and provided guarantees required by the lender. Upon a sale of the property, we are entitled to 50% of the proceeds up to, and 100% of the proceeds in excess of, an amount determined by applying a 7.0% capitalization rate to net operating income (“NOI”). The venture commenced construction in February 2015 with the first units expected to become available for rent by second quarter 2016.

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

The Metropolitan Downtown Columbia Project

On October 27, 2011, we entered into a joint venture, Parcel D Development, LLC (“Parcel D”), with Kettler to construct a 380-unit Class A apartment building with ground floor retail space in downtown Columbia, Maryland. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. On July 11, 2013, the joint venture closed a $64.1 million construction loan which is non‑recourse to us and $52.3 million is outstanding as of March 31, 2015. The loan bears interest at one-month LIBOR plus 2.40% and matures in July 2020. At loan closing, our land contribution was valued at $53,500 per unit, or $20.3 million, and Kettler contributed $13.3 million in cash, of which $7.0 million was distributed to us. Both we and Kettler made additional contributions of $3.1 million to the joint venture in accordance with the loan agreement, thus increasing our total capital account to $16.4 million. This transaction was accounted for as a partial sale of the land for which we recognized a net profit of $0.7 million. The venture substantially completed

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

construction of The Metropolitan Downtown Columbia Project during the first quarter of 2015 and the property was reclassified into our Operating Assets segment.

NOTE 9 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$1,030,671	$1,008,165
Special Improvement District bonds	18,736	22,389
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	1,074,210	962,916
Total mortgages, notes and loans payable	$2,123,617	$1,993,470

(a)	As more fully described below, $172.0 million of variable‑rate debt has been swapped to a fixed rate for the term of the related debt.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents our mortgages, notes, and loans payable by property:

				Maximum	Carrying Value
		Interest		Facility	March 31,	December 31,
$ In thousands	Maturity (a)	Rate		Amount	2015	2014
Master Planned Communities
Bridgeland Land Loan	June 2022	5.50%			$15,874	$15,874
Bridgeland Development Loan	June 2015	5.00	%(b)	$30,000	15,389	10
Summerlin South SID Bonds - S108	December 2016	5.95%			548	563
Summerlin South SID Bonds - S124	December 2019	5.95%			236	236
Summerlin South SID Bonds - S128	December 2020	6.05%			623	623
Summerlin South SID Bonds - S128C	December 2030	6.05%			5,097	5,274
Summerlin South SID Bonds - S132	December 2020	6.00%			2,538	2,936
Summerlin South SID Bonds - S151	June 2025	6.00%			4,885	6,211
Summerlin West SID Bonds - S808/S810	April 2031	6.00%			1,069	2,805
The Woodlands Master Credit Facility	August 2018	2.93	%(b)	250,000	196,663	176,663
Master Planned Communities Total					242,922	211,195

Operating Assets
70 Columbia Corporate Center	July 2019	2.43	%(b)		20,000	20,000
Columbia Regional Building	March 2018	2.18	%(b)	23,008	20,627	20,513
Downtown Summerlin	July 2019	2.43	%(b)	311,800	256,955	229,153
Downtown Summerlin SID Bonds - S108	December 2016	5.95%			310	310
Downtown Summerlin SID Bonds - S128	December 2030	6.05%			3,431	3,431
One Hughes Landing	December 2029	4.30	%(b)		52,000	52,000
Two Hughes Landing	September 2018	2.83	%(b)	41,230	27,927	19,992
Hughes Landing Retail	December 2018	2.13	%(b)	36,575	21,518	17,424
1701 Lake Robbins	April 2017	5.81%			4,600	4,600
Millennium Waterway Apartments	June 2022	3.75%			55,584	55,584
110 N. Wacker (c)	October 2019	5.21	%(b)		29,000	29,000
9303 New Trails	December 2023	4.88%			12,991	13,074
Outlet Collection at Riverwalk	October 2018	2.93	%(b)	64,400	51,306	47,118
3831 Technology Forest Drive	March 2026	4.50%			23,000	—
The Woodlands Resort & Conference Center	February 2019	3.68	%(b)	95,000	83,109	76,027
Ward Village (d)	September 2016	3.35	%(b)	250,000	238,716	238,716
20/25 Waterway Avenue	May 2022	4.79%			14,274	14,330
3 Waterway Square	August 2028	3.94%			52,000	52,000
4 Waterway Square	December 2023	4.88%			38,044	38,289
Capital lease obligations	various	3.60%			123	135
Operating Assets Total					1,005,515	931,696

Strategic Developments
1725-35 Hughes Landing Boulevard	June 2019	2.08	%(b)	143,000	63,815	47,513
Three Hughes Landing	December 2019	2.53	%(b)	65,455	—	—
Hughes Landing Hotel	October 2020	2.68	%(b)	37,100	—	—
One Lake's Edge	November 2018	2.68	%(b)	73,525	49,184	40,787
Waiea and Anaha Condominiums	November 2019	6.93	%(b)	600,000	—	—
Waterway Square Hotel	August 2019	2.83	%(b)	69,300	—	—
Strategic Developments Total					112,999	88,300

Other Corporate Financing Arrangements	June 2018	3.00%		22,700	19,645	19,968
Senior Notes	October 2021	6.88%			750,000	750,000
Unamortized underwriting fees					(7,464)	(7,689)
					$2,123,617	$1,993,470

(a)	Maturity date includes any extension periods which can be exercised at our option and are subject to customary extension terms.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(b)	The interest rate presented is based on the one month LIBOR rate, as applicable, at March 31, 2015 which was 0.1756%.
(c)	The $29.0 million outstanding principal balance is swapped to a 5.21% fixed rate through maturity.
(d)	$143.0 million of the outstanding principal balance is swapped to a 3.81% fixed rate maturity.

The weighted average interest rate on our mortgages, notes and loans payable, inclusive of interest rate hedges, was 4.53% and 4.61% as of March 31, 2015 and December 31, 2014, respectively.

All of the mortgage debt is secured by the individual properties as listed in the table above and is non-recourse to HHC, except for:

(i)	$750.0 million of Senior Notes;
(ii)

$311.8 million financing for the Downtown Summerlin development which has an initial maximum recourse of 35.0% of the outstanding balance, which will reduce to 15.0% upon completion of the project and achievement of a 1.15:1.0 debt service coverage ratio.  The recourse further reduces to 10% upon achievement of a 1.25:1.0 debt service coverage ratio, a 90% occupancy level, and average tenant sales of at least $500.00 per net rentable square foot;

(iii)

$64.4 million of construction financing for the Outlet Collection at Riverwalk with an initial maximum recourse of 50% of the outstanding balance, which will be reduced to 25.0% upon completion of the project and the achievement of an 11.0% debt yield and a minimum level of tenant sales per square foot for twelve months;

(iv)	$20.4 million of Other Corporate Financing Arrangements; and
(v)	$7.0 million parent guarantee associated with the 110 N. Wacker mortgage.

The Woodlands Master Credit Facility and The Woodlands Resort & Conference Center loans are recourse to the entities that directly own The Woodlands operations. Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Such provisions are not expected to impact our operations in 2015. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance, or a percentage of the loan balance. As of March 31, 2015, land, buildings and equipment and developments with a cost basis of $2.4 billion have been pledged as collateral for our mortgages, notes and loans payable.

As of March 31, 2015, we were in compliance with all of the financial covenants related to our debt agreements.

Master Planned Communities

The Woodlands Master Credit Facility is a $250.0 million credit facility consisting of a $125.0 million term loan and a $125.0 million revolver (together, the “TWL Facility”). The TWL Facility bears interest at one-month LIBOR plus 2.75% and has an August 2016 initial maturity date with two, one–year extension options. The extension options require a reduction of the total commitment to $220.0 million for the first extension and $185.0 million for the second extension. The TWL Facility also contains certain covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to us based on a loan‑to‑value test. As of March 31, 2015, there is no undrawn availability based on the collateral value underlying the facility.

The Bridgeland Land Loan bears a fixed interest rate of 5.50% for the first five years and three-month LIBOR plus 2.75% for the remaining term and matures in June 2022. Beginning on June 29, 2014, annual principal payments are required in the amount of 5.00% of the then outstanding principal balance. In addition, Bridgeland has a revolving credit facility with aggregate maximum borrowing capacity of $140.0 million, of which $115.7 million has been utilized as of March 31, 2015, and which has a $30.0 million maximum outstanding loan amount at any time. The revolving loan bears interest at the greater of 5.00% or one-month LIBOR plus 3.25% and matures on June 29, 2015. We expect to refinance this loan

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

prior to its maturity. This loan is intended to provide working capital at Bridgeland to accelerate development efforts to meet the demand of homebuilders for finished lots in the community. The Bridgeland loans are cross‑collateralized and cross‑defaulted and the Bridgeland Master Planned Community serves as collateral for the loans. The loans also require that Bridgeland maintain a minimum $3.0 million cash balance and a minimum net worth of $250.0 million. Additionally, we are restricted from making cash distributions from Bridgeland unless the revolving credit facility has no outstanding balance and one year of real estate taxes and debt service on the term loan have been escrowed with the lender.

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

Operating Assets

On May 6, 2015, we closed on a $80.0 million non-recourse mortgage financing for the 10-60 Columbia Corporate Center buildings. The loan bears interest at LIBOR plus 1.75% and has an initial maturity date of May 6, 2020, with two, one-year extension options.

On March 25, 2015, we closed on a $23.0 million loan for 3831 Technology Forest Drive. The loan bears fixed interest at 4.50% and matures on March 24, 2026.

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

The $250.0 million non‑recourse first mortgage financing secured by Ward Village in Honolulu, Hawaii, bears interest at one-month LIBOR plus 2.50%. The loan may be drawn to a maximum $250.0 million to fund capital expenditures at the property, provided that the outstanding principal balance cannot exceed 65% of the property’s appraised value, and the borrowers are required to have a minimum 10.0% debt yield to draw additional loan proceeds under the facility. The loan permits partial repayment during its term in connection with property releases for development. In the third quarter of

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

2013, certain properties securing the loan were approved for condominium development. As a result, the properties were removed from the collateral pool and a minor principal paydown of the loan was required. The loan matures in September 2016, and $143.0 million of the principal balance was swapped to a 3.80% fixed rate for the term of the loan. The loan had a weighted‑average interest rate of 3.35% as of March 31, 2015. The undrawn portion of this loan was $11.3 million as of March 31, 2015.

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

On October 2, 2014, we closed on a $37.1 million construction financing for our Hughes Landing Hotel. The loan bears interest at one-month LIBOR plus 2.50%. The loan has an initial maturity of October 2018, with two, one-year extension options.

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

Corporate

The $750.0 million in aggregate principal amount of 6.875% Senior Notes matures in 2021 (the “Senior Notes”). Interest is payable semiannually, on April 1 and October 1 of each year starting in April 2014. At any time prior to October 1, 2016, we may redeem up to 35% of the Senior Notes at a price equal to 106.875% using the proceeds from equity offerings. We may redeem all or part of the Senior Notes at any time on or after October 1, 2016 with a declining call premium thereafter to maturity. The Senior Notes contain customary terms and covenants for non‑investment grade senior notes and have no maintenance covenants.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

recognized directly in earnings. During the three months ended March 31, 2015, the ineffective portion recorded in earnings was insignificant.

As of March 31, 2015, we had gross notional amounts of $172.0 million for interest rate swaps and a $100.0 million interest rate cap that were designated as cash flow hedges of interest rate risk. The fair value of the interest rate cap derivative was insignificant.

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable‑rate debt. Over the next 12 months, we estimate that an additional $2.1 million will be reclassified to interest expense.

The table below presents the fair value of our derivative financial instruments which are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	March 31,	December 31,
	2015	2014
	(In thousands)
Interest Rate Swaps	$3,307	$3,144

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014	Location of Loss	2015	2014
Cash Flow Hedges	Amount of Loss Recognized in OCI	Amount of Loss Recognized in OCI	Reclassified from AOCI into Earnings	Amount of Loss Reclassified from AOCI into Earnings	Amount of Loss Reclassified from AOCI into Earnings
	(In thousands)			(In thousands)

Interest Rate Swaps	$(761)	$(342)	Interest Expense	$(380)	$(541)

NOTE 11 INCOME TAXES

Two of our subsidiaries are involved in a dispute with the IRS relating to years in which those subsidiaries were owned by General Growth Properties (“GGP”), and in connection therewith, GGP provided us with an indemnity against certain potential tax liabilities. Pursuant to the Tax Matters Agreement with GGP, GGP had indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the “Tax Indemnity”), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010 (“MPC Taxes”), in an amount up to $303.8 million, plus interest and penalties related to these amounts (the “Indemnity Cap”) so long as GGP controlled the action in the United States Tax Court (the “Tax Court”) related to the dispute with the IRS.

On May 6, 2011, GGP filed Tax Court petitions on behalf of the two former REIT subsidiaries of GGP seeking a redetermination of federal income tax for the years 2007 and 2008.  The petitions sought to overturn determinations by

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

the IRS that the taxpayers were liable for combined deficiencies totaling $144.1 million.  The case was heard by the Tax Court in November 2012 and filed its ruling in favor of the IRS on June 2, 2014.

In December 2014, we entered into a tax indemnity and mutual release agreement with GGP (the “Settlement Agreement”) pursuant to which, in consideration of the full satisfaction of GGP’s obligation for reimbursement of taxes and interest related to certain assets in our Master Planned Communities segment prior to March 31, 2010, GGP (i) made a cash payment to us in the amount of $138.0 million and (ii) conveyed to us fee simple interest in six office properties and related parking garages located in Columbia, Maryland, known as 10-60 Columbia Corporate Center, for an agreed upon total value of $130.0 million.  Under the Settlement Agreement, the Company now controls the right to decide whether to appeal the decision rendered by the Tax Court. On December 15, 2014, the Company paid the MPC Taxes and filed an appeal of the decision to the Fifth Circuit Court of Appeals.  The appeal seeks to overturn the lower court decision and allow the Company to continue to use its current method of tax accounting for the sale of assets in the Company’s Master Planned Communities Segment.  If the decision stands, we may be required to change our method of tax accounting for certain transactions, which could affect the timing of our future tax payments.  We expect the appeal to be heard by the appellate court in 2015.

Unrecognized tax benefits pursuant to uncertain tax positions were $184.2 million as of March 31, 2015 and December 31, 2014, none of which would impact our effective tax rate. This amount is not reduced for either amounts reclassified under ASU 2013-11, or payments made to the IRS pursuant to the appeal filed with the Fifth Circuit Court of Appeals. A significant amount of the unrecognized tax benefits is related to the appeal of the Tax Court decision, which is expected to be resolved within the next 12 months.

We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable and changes in valuation allowances that cause our effective tax rate to deviate from statutory rates. The effective tax rate based upon actual operating results was (2.2)% and (5.9)% for the three months ended March 31, 2015 and 2014, respectively. The changes in the tax rates were primarily attributable to changes in the warrant liability, valuation allowance and unrecognized tax benefits.

We file a consolidated corporate tax return which, through December 31, 2014, includes all of our subsidiaries with the exception of Victoria Ward, Limited (“Ward”). Ward elected to be taxed as a REIT commencing with the taxable year beginning January 1, 2002 and ending with the taxable year ending December 31, 2014.  Ward satisfied the REIT distribution requirements for 2014 and beginning January 1, 2015, Ward will be included in our consolidated tax return.

NOTE 12 STOCK BASED PLANS

Our stock based plans are described, and informational disclosures are provided, in the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2014.

Stock Options

The following table summarizes our stock option plan:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at January 1, 2015	1,043,490	$72.60
Granted	42,000	148.01
Forfeited	(57,750)	108.19
Stock Options outstanding at March 31, 2015	1,027,740	$73.68

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Stock option expense was $0.7 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively, which is included in General and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

Restricted Stock

Restricted stock awards issued under The Howard Hughes Corporation 2010 Incentive Plan provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed as established by the Compensation Committee of our Board of Directors. For the three months ended March 31, 2015, compensation expense of $1.1 million is included in general and administrative expense in our Condensed Consolidated Statements of Operations related to restricted stock awards. The balance of unamortized restricted stock awards as of March 31, 2015 was $17.6 million, which is expected to be expensed over a weighted-average period of 3.9 years.

The following table summarizes restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at January 1, 2015	172,690	$92.02
Granted	73,243	119.01
Forfeited	(4,002)	99.33
Restricted Stock outstanding at March 31, 2015	241,931	$100.01

NOTE 13 OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of prepaid expenses and other assets.

	March 31,	December 31,
	2015	2014
	(In thousands)
Special Improvement District receivable	$33,040	$33,318
Equipment, net of accumulated depreciation of $2.8 million and $2.4 million, respectively	19,906	20,284
Tenant incentives and other receivables	12,014	14,264
Federal income tax receivable	8,629	8,629
Prepaid expenses	10,560	9,196
Below-market ground leases	19,579	19,663
Condominium deposits	139,559	151,592
Security and escrow deposits	9,483	9,829
Above-market tenant leases	4,365	4,656
Uncertain tax position asset	402	383
In-place leases	29,645	32,715
Intangibles	3,994	3,593
Other	2,023	2,014
	$293,199	$310,136

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The $16.9 million decrease as of March 31, 2015 compared to December 31, 2014 primarily relates to a $12.0 million decrease in condominium deposits at Ward Village due to utilization of deposits for construction costs. The $3.1 million decrease related to in-place leases is primarily attributable to normal amortization of these intangibles.

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of accounts payable and accrued expenses.

	March 31,	December 31,
	2015	2014
	(In thousands)
Construction payables	$191,599	$170,935
Accounts payable and accrued expenses	31,827	34,154
Condominium deposits	60,706	82,150
Membership deposits	21,448	21,023
Above-market ground leases	2,232	2,272
Deferred income	65,305	65,675
Accrued interest	28,127	14,791
Accrued real estate taxes	5,041	9,903
Tenant and other deposits	11,758	12,756
Accrued payroll and other employee liabilities	10,561	25,838
Interest rate swaps	3,307	3,144
Other	26,356	23,376
	$458,267	$466,017

The $7.8 million decrease as of March 31, 2015 compared to December 31, 2014 is primarily due to the decrease of $21.4 million in condominium deposits for the two market rate towers at Ward Village as revenue was recognized during the period, $15.3 million decrease in accrued payroll and other employee liabilities due to year-end compensation payments and a $4.9 million decrease in accrued real estate taxes. These decreases are partially offset by a $20.7 million increase in construction payables primarily due to continued development activities at Downtown Summerlin, Ward Village, 1725-35 Hughes Landing Boulevard, South Street Seaport and Three Hughes Landing, and $13.3 million increase in accrued interest related to our Senior Notes for which interest is paid semiannually.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The following table summarizes AOCI for the period indicated:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)

Gains and (Losses) on Cash Flow Hedges

(In Thousands)

For the Three Months Ended March 31, 2015
Balance as of January 1, 2015	$(7,712)

Other comprehensive loss before reclassifications	73
Amounts reclassified from accumulated other comprehensive loss	380
Net current-period other comprehensive income	453
Balance as of March 31, 2015	$(7,259)

(a)	All amounts are net of tax.

The following table summarizes the amounts reclassified out of AOCI for the period indicated:

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

(In Thousands)

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
	For the Three Months Ended	Affected line item in the
Accumulated Other Comprehensive Income (Loss) Components	March 31, 2015	Statement of Operations
Gains and losses on cash flow hedges
Interest rate swap contracts	$(608)	Interest expense
	228	Provision for income taxes
Total reclassifications for the period	$(380)	Net of tax

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

We had outstanding letters of credit and surety bonds totaling $80.2 million and $53.7 million as of March 31, 2015 and December 31, 2014, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

On June 27, 2013, the City of New York executed the amended and restated ground lease for South Street Seaport. The restated lease terms provide for annual fixed rent of $1.2 million starting July 1, 2013 with an expiration of December 30,

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

In the fourth quarter of 2012, the Uplands portion of South Street Seaport suffered damage due to flooding as a result of Superstorm Sandy. Reconstruction efforts are ongoing and the property is only partially operating. We have received $47.9 million in insurance proceeds through March 31, 2015 related to our claim. We recognized Other income relating to these insurance recoveries of $0.3 million and $7.8 million for the three months ended March 31, 2015 and 2014, respectively. We are in litigation with several of the insurance carriers to recover additional amounts that we believe are owed to us under the policies. We believe that our insurance will reimburse substantially all of the costs of repairing the property and will also compensate us for substantially all lost income resulting from the storm.

Please refer to Note 11 – Income Taxes for additional contingencies related to our uncertain tax positions.

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

•	Strategic Developments – includes our condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

Revenue recognition for contracted individual units in a condominium project are accounted for under the percentage of completion method when the following criteria are met: a) construction is beyond a preliminary stage; b) buyer is unable to require a refund of its deposit, except for non‑delivery of the unit; c) sufficient units are sold to assure that it will not revert to a rental property; d) sales prices are collectible; and e) aggregate sales proceeds and costs can be reasonably estimated. Those units that do not meet the criteria are accounted for using the full accrual or deposit method which defers revenue recognition until the unit is closed.

Revenue recognized on the percentage-of-completion method is calculated based upon the ratio of project costs incurred to date compared to total estimated project cost. Total estimated project costs include direct costs such as the carrying value of our land, site planning, architectural, construction costs, financing costs and indirect cost allocations for certain infrastructure and amenity costs which benefit the project based upon the relative fair value of the land prior to

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

development. Changes in estimated project costs impact the amount of revenue and profit recognized on a percentage of completion basis during the period in which they are determined and in future periods.

The assets included in each segment as of March 31, 2015, are contained in the following chart

Master Planned
Communities	Operating Assets		Strategic Developments

	Retail	Office	Under Construction	Other
• Bridgeland	▪ Columbia Regional Building	▪ 10-60 Columbia Corporate Center	▪ ONE Ala Moana (c)	▪ Alameda Plaza
• Conroe	▪ Cottonwood Square	▪ 70 Columbia Corporate Center	▪ Anaha Condominiums	▪ AllenTowne
• Maryland	▪ Creekside Village Green (b)	▪ Columbia Office Properties	▪ Three Hughes Landing	▪ Bridges at Mint Hill
• Summerlin (a)	▪ Downtown Summerlin	▪ One Hughes Landing	▪ 1725-35 Hughes Landing	▪ Century Plaza Mall
• The Woodlands	▪ Hughes Landing Retail (b)	▪ Two Hughes Landing	Boulevard	▪ Circle T Ranch and
	▪ 1701 Lake Robbins	▪ 2201 Lake Woodlands Drive	▪ Hughes Landing Hotel	Power Center (d)
	▪ Landmark Mall	▪ 9303 New Trails	(Embassy Suites)	▪ Cottonwood Mall
	▪ Outlet Collection at Riverwalk	▪ 110 N. Wacker	▪ One Lake's Edge	▪ Elk Grove Promenade
	▪ Park West	▪ 3831 Technology Forest Drive	▪ Summerlin Apartments, LLC (d)	▪ 80% Interest in Fashion
	▪ South Street Seaport	▪ 3 Waterway Square	▪ Waiea Condominiums	Show Air Rights
	(under construction)	▪ 4 Waterway Square	▪ Waterway Square Hotel	▪ Kendall Town Center
	▪ Ward Village	▪ 1400 Woodloch Forest	(Westin)	▪ Lakeland Village Center
	▪ 20/25 Waterway Avenue			▪ Lakemoor (Volo) Land
	▪ Waterway Garage Retail			▪ Maui Ranch Land
▪ Parcel C (d)
	Other			▪ Seaport District Assemblage
	▪ Golf Courses at TPC Summerlin	▪ Stewart Title of Montgomery		▪ Ward Block M
	and TPC Las Vegas	County, TX (d)		▪ Ward Gateway Towers
	(participation interest)	▪ Summerlin Hospital Medical		▪ Ward Workforce Housing
	▪ Kewalo Basin Harbor	Center (d)		▪ West Windsor
	▪ Merriweather Post Pavilion	▪ Summerlin Las Vegas
	▪ Millennium Waterway Apartments	Baseball Club (d)
	▪ Millennium Woodlands	▪ The Metropolitan Downtown
	Phase II (d)	Columbia Project (b) (d)
	▪ 85 South Street	▪ The Club at Carlton Woods
▪ The Woodlands Resort &
Conference Center
▪ The Woodlands Parking Garages
▪ Woodlands Sarofim #1 (d)

(a)	The Summerlin MPC includes our Discovery Land joint venture.
(b)	Asset was placed in service and moved from the Strategic Developments segments to the Operating Assets segment during 2015.
(c)	Asset consists of two equity method investments.
(d)	A non-consolidated investment.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Segment operating results are as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Master Planned Communities
Land sales	$48,081	$47,671
Builder price participation	5,698	4,097
Minimum rents	215	197
Other land revenues	3,286	2,504
Other rental and property revenues	(2)	67
Total revenues	57,278	54,536

Cost of sales - land	23,896	23,078
Land sales operations	7,579	7,304
Land sales real estate and business taxes	2,404	1,954
Depreciation and amortization	95	100
Interest income	(16)	(57)
Interest expense (*)	(4,762)	(5,066)
Total expenses	29,196	27,313
MPC EBT	28,082	27,223

Operating Assets
Minimum rents	34,312	19,900
Tenant recoveries	9,573	5,884
Resort and conference center revenues	12,003	9,426
Other rental and property revenues	6,274	5,110
Total revenues	62,162	40,320

Other property operating costs	17,486	13,181
Rental property real estate taxes	5,520	3,107
Rental property maintenance costs	2,627	1,800
Resort and conference center operations	9,078	7,511
Provision for doubtful accounts	809	143
Demolition costs	117	2,494
Development-related marketing costs	2,266	2,079
Depreciation and amortization	18,762	9,010
Other income	—	—
Interest income	(10)	(119)
Interest expense	6,495	2,044
Equity in Earnings from Real Estate and Other Affiliates	(885)	(1,805)
Total expenses	62,265	39,445
Operating Assets EBT	(103)	875

Strategic Developments
Minimum rents	667	263
Tenant recoveries	94	131
Condominium rights and unit sales	34,857	3,126
Other land revenues	6	8
Other rental and property revenues	26	269
Total revenues	35,650	3,797

Condominium rights and unit cost of sales	22,409	1,571
Other property operating costs	659	626
Real estate taxes	680	633
Rental property maintenance costs	117	115
Provision for doubtful accounts	—	—
Demolition costs	—	22
Development-related marketing costs	3,977	2,145
Depreciation and amortization	1,016	424
Other income	(333)	(2,373)
Interest expense (*)	(1,807)	(2,649)
Equity in Earnings from Real Estate and Other Affiliates	(904)	(4,263)
Total expenses	25,814	(3,749)
Strategic Developments EBT	9,836	7,546
REP EBT	$37,815	$35,644

(*)Negative interest expense amounts are due to interest capitalized in our Master Planned Communities and Strategic Developments segments related to Operating Assets segment debt and the Senior Notes.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following reconciles REP EBT to GAAP‑basis income (loss) before taxes:

Reconciliation of REP EBT to GAAP	Three Months Ended March 31,
loss before taxes	2015	2014
	(In thousands)

REP EBT	$37,815	$35,644
General and administrative	(18,963)	(16,882)
Corporate interest income/(expense), net	(13,212)	(10,980)
Warrant liability loss	(108,810)	(96,440)
Corporate other income, net	1,132	8,075
Corporate depreciation and amortization	(1,637)	(975)
Loss before taxes	$(103,675)	$(81,558)

The following reconciles segment revenues to GAAP‑basis consolidated revenues:

Reconciliation of Segment Basis Revenues to	Three Months Ended March 31,
GAAP Revenues	2015	2014
	(In thousands)

Master Planned Communities	$57,278	$54,536
Operating Assets	62,162	40,320
Strategic Developments	35,650	3,797
Total revenues	$155,090	$98,653

The assets by segment and the reconciliation of total segment assets to the total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
Master Planned Communities	$1,920,953	$1,877,043
Operating Assets	2,027,494	1,934,350
Strategic Developments	1,000,014	879,896
Total segment assets	4,948,461	4,691,289
Corporate and other	300,315	428,642
Total assets	$5,248,776	$5,119,931

The increase in the Strategic Development segment asset balance as of March 31, 2015 of $120.1 million compared to December 31, 2014 is primarily due to the acquisition of additional land and air rights near South Street Seaport, increase in development costs of $34.1 million for Ward Village, $17.6 million for the 1725-35 Hughes Landing Boulevard office buildings, $17.3 million for Three Hughes Landing, $14.6 million for Waterway Square Hotel (Westin) and $10.7 million for One Lake’s Edge, the collection of $9.6 million of buyer deposits on the pre-sales of condominium units for both Waiea Condominiums and Anaha Condominiums in Ward Village, the reduction of $46.2 million resulting from the transfer of Hughes Landing Retail, Creekside Village and The Metropolitan Downtown Columbia to the Operating segment, the use of $21.6 million of buyer deposits to reimburse for development costs for Ward Village and the cash distribution of $8.9 million from the investment in ONE Ala Moana.

Corporate and other assets as of March 31, 2015 consist primarily of Cash and cash equivalents. The $128.3 million decrease compared to December 31, 2014 is primarily due to our pre-development and development activities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes and the company’s Annual Report on Form 10-K for the year ended December 31, 2014. All references to numbered Notes are to specific notes to our Condensed Consolidated Financial Statements included in this Quarterly Report.

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

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as "anticipate," "believe," “can,” “could,” "estimate," "expect," “forecast,” "intend," “may,” “likely,” "plan," "project," “realize,” "should," "target," "would," and other words of similar expressions.  Forward-looking statements should not be unduly relied upon. They give our expectations about the future and are not guarantees.

There are several factors, many beyond our control, which could cause results to differ materially from our expectations. These risk factors are described in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”) and are incorporated herein by reference. Any factor could, by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There may also be other factors that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income and corporate interest and depreciation expense, provision for income taxes, warrant liability gain (loss), other income and, prior to 2015, the changes in tax indemnity receivable. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 16 – Segments.

REP EBT should not be considered as an alternative to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss), as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of this metric are that it does not include the following:

•	cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	corporate general and administrative expenses;
•	interest expense on our corporate debt;
•	income taxes that we may be required to pay;
•	any cash requirements for replacement of depreciated or amortized assets; and
•	limitations on, or costs related to, transferring earnings from our Real Estate and Other Affiliates to us.

Operating Assets Net Operating Income

We believe that net operating income (“NOI”) is a useful supplemental measure of the performance of our Operating Assets because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs. We define NOI as revenues (rental income, tenant recoveries and other income) less expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight line rents and amortization of tenant incentives, net interest expense, ground rent amortization, demolition costs, amortization, depreciation, development-related marketing costs and equity in earnings from Real Estate and Other Affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns.

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

The following table reflects our results of operations for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014	Change
	(In thousands, except per share amounts)
Revenues
MPC segment revenues	$57,278	$54,536	$2,742
Operating Assets segment revenues	62,162	40,320	21,842
Strategic Developments segment revenues	35,650	3,797	31,853
Total segment revenues	$155,090	$98,653	$56,437

MPC segment REP EBT	$28,082	$27,223	$859
Operating Assets segment REP EBT	(103)	875	(978)
Strategic Developments segment REP EBT	9,836	7,546	2,290
Total segment REP EBT	37,815	35,644	2,171
General and administrative	(18,963)	(16,882)	(2,081)
Corporate interest expense, net	(13,212)	(10,980)	(2,232)
Warrant liability loss	(108,810)	(96,440)	(12,370)
Corporate other income, net	1,132	8,075	(6,943)
Corporate depreciation and amortization	(1,637)	(975)	(662)
Provision for income taxes	(2,284)	(4,773)	2,489
Net loss	(105,959)	(86,331)	(19,628)
Net income attributable to noncontrolling interests	-	15	(15)
Net loss attributable to common stockholders	$(105,959)	$(86,316)	$(19,643)

Basic and diluted loss per share	$(2.68)	$(2.19)	$(0.49)

Consolidated revenues for the three months ended March 31, 2015 increased compared to the same period in 2014 primarily due to higher revenues in our Operating Assets and Strategic Developments segments. Operating Assets segment revenue increased primarily due to higher minimum rents and tenant recoveries from both our retail and office properties.  The growth related to our retail properties is primarily due to openings in 2014 in Las Vegas and New Orleans and higher rental rates and a bad debt recovery at Ward Village. The increase in our office properties is due to our recent acquisition of six office buildings in Downtown Columbia and openings in 2014 in The Woodlands. Strategic Developments segment revenue increased due to recognition of revenue related to our Waiea Condominiums, which began recognizing revenue in the fourth quarter 2014.

The Operating Assets segment REP EBT decreased primarily due to $9.8 million of higher non-cash depreciation expense, a majority of which relates to assets placed into service in 2014. The properties placed into service in 2014 will be stabilizing over the next 12 to 24 months, yet the full amount of annual depreciation and amortization associated with them begins as soon as they are placed into service.  Please refer to the Operating Assets Segment discussion for a more complete discussion of the impact of depreciation and amortization on our Operating Assets segment REP EBT.

General and administrative expenses for the three months ended March 31, 2015 increased compared to the same period in 2014. The increase is primarily due to $1.1 million of increased headcount and compensation costs and $1.1 million of various other items due to our growth.

Corporate interest expense, net increased for the three months ended March 31, 2015 due to the settlement of the GGP Tax Indemnity Receivable in the fourth quarter 2014, which indemnified us for taxes and interest related to certain assets in our Master Planned Communities segment prior to March 31, 2010. As a result of this settlement, we no longer record interest income related to the receivable.

Corporate other income for the three months ended March 31, 2015 decreased $6.9 million primarily because for the three months ended March 31, 2014 Corporate other income included a $7.8 million pre-tax gain recognized on insurance proceeds received relating to South Street Seaport.

The warrant liability loss for the three months ended March 31, 2015 and 2014 was due to appreciation in our stock price, thereby increasing the value of the warrants.

The decrease in the provision for income taxes for the three months ended March 31, 2015 compared to 2014 is attributable to decreases in income (loss) before taxes, excluding the warrant liability loss, and interest expense on the uncertain tax position.

We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable (prior to 2015), and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rates based upon actual operating results were (2.2%) for the three months ended March 31, 2015 compared to (5.9%) for the three months ended March 31, 2014. The changes in the tax rate were primarily attributable to the changes in the warrant liability, valuation allowance and unrecognized tax benefits as well as other permanent items. If changes in the warrant liability, valuation allowance, unrecognized tax benefits and other material discrete adjustments to deferred tax liabilities were excluded from the effective tax rate computation, the effective tax rates would have been 34.8% and 35.3% for the three months ended March 31, 2015 and 2014, respectively.

The higher net loss attributable to common stockholders for the three months ended March 31, 2015 compared to the same period in 2014 is primarily due to the following:

•	Higher warrant liability loss due to appreciation in our stock price;
•	Higher depreciation expense from assets placed in service during 2014;
•	Lower corporate other income in 2015 due to the receipt of Superstorm Sandy insurance proceeds in 2014;
•	Higher corporate interest expense due to higher mortgage indebtedness and fewer capital expenditures in 2015 qualifying for interest capitalization; and
•	Lower income taxes due to the lower interest expense related to the uncertain tax position.

Please refer to the individual segment operations sections that follow for explanations of the segment performance.

Segment Operations

Please refer to Note 16 - Segments for additional information including reconciliations of our segment basis results to generally accepted accounting principles (“GAAP”) basis results.

Master Planned Communities Segment

Master Planned Communities Revenues and Expenses(*)

For the three months ended March 31, 2015 and 2014

(In thousands)

	Bridgeland		Conroe		Maryland			Summerlin		The Woodlands		Total MPC
	Three Months Ended March 31,
	2015	2014	2015	2014	2015		2014	2015	2014	2015	2014	2015	2014
Land sales	$4,578	$136	$-	$-	$-		$-	$36,288	$29,326	$7,215	$18,209	$48,081	$47,671
Builder price participation	123	128	-	-	-		-	4,262	2,595	1,313	1,374	5,698	4,097
Minimum rents	-	-	-	-	-		-	215	197	-	-	215	197
Other land sale revenues	137	100	-	-	51		2	1,780	1,370	1,318	1,032	3,286	2,504
Other rental and property revenues	-	(7)	-	-	-		-	(2)	-	-	74	(2)	67
Total revenues	4,838	357	-	-	51		2	42,543	33,488	9,846	20,689	57,278	54,536

Cost of sales - land	1,672	61	-	-	-		5	19,795	17,219	2,429	5,793	23,896	23,078
Land sales operations	988	720	-	-	104		113	2,692	2,556	3,795	3,915	7,579	7,304
Land sales real estate and business taxes	74	(3)	-	-	166		201	936	843	1,228	913	2,404	1,954
Depreciation and amortization	30	32	-	-	5		8	30	30	30	30	95	100
Total expenses	2,764	810	-	-	275		327	23,453	20,648	7,482	10,651	33,974	32,436

Operating income	2,074	(453)	-	-	(224)		(325)	19,090	12,840	2,364	10,038	23,304	22,100
Interest expense, net (a)	(2,277)	(2,128)	(194)	-	(10)		(38)	(3,517)	(4,186)	1,220	1,229	(4,778)	(5,123)
MPC REP EBT	$4,351	$1,675	$194	$-	$(214)	(c)	$(287)	$22,607	$17,026	$1,144	$8,809	$28,082	$27,223

Gross Margin % (b)	63.5%	55.1%	0.0%	0.0%	0.0%		0.0%	45.5%	41.3%	66.3%	68.2%	50.3%	51.6%

(*)   For a reconciliation of MPC REP EBT to consolidated income (loss) before taxes, refer to Note 16 – Segments.

(a)	Negative interest expense amounts relate to interest capitalized on MPC land derived from debt associated with our Operating Assets segment and corporate debt.
(b)	Gross margin % is the ratio of Land sales less Cost of sales-land, divided by Land sales.
(c)

The negative MPC REP EBT in Maryland is due to no land sales because the residential lot inventory was sold out in 2012; however, certain costs such as real estate taxes and administrative expenses continue to be incurred.

MPC revenues vary between periods based on economic conditions and several factors such as, but not limited to, location, availability of land for sale, development density and residential or commercial use. Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for our superpad sites and lots; therefore, we use this statistic in the discussion of our MPC operating results. Net new home sales reflect home sales made by homebuilders, less cancelations. Cancelations occur when a homebuyer signs a contract to purchase a home, but later fails to qualify for a home mortgage or is unable to provide an adequate down payment to complete the home sale. Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized project costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition and development costs reduced by any previous impairment charges. Development expenditures are capitalized and generally not reflected in the Consolidated Statements of Operations in the current year.

Builder price participation generally represents the amount collected in excess of the base lot price. The excess amount is calculated based on the actual home price multiplied by an agreed upon percentage stipulated in the land sales contract, less the base lot price.

Interest expense, net reflects the amount of interest that is capitalized at the project level.

MPC sales for the three months ended March 31, 2015 and 2014 is summarized as follows:

	MPC Sales Summary
	Land Sales		Acres Sold		Number of Lots/Units		Price per Acre		Price per Lot/Units
	Three Months Ended March 31,
($ in thousands)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014

Bridgeland
Residential
Single family - detached	$4,578	$136	11.8	0.5	41	3	$388	$272	$112	$45
Total	4,578	136	11.8	0.5	41	3	388	272	112	45
$ Change	4,442		11.3		38		116		67
% Change	NM		NM		NM		42.6%		148.9%

Maryland Communities
No land sales

Summerlin
Residential
Superpad sites	16,774	16,281	29.2	31.3	78	121	574	520	215	135
Single family - detached	13,650	4,800	14.9	6.9	75	25	916	696	182	192
Custom lots	2,545	5,036	2.0	3.8	5	8	1,273	1,325	509	630
Commercial
Not-for-profit	—	2,250	—	10.0	—	—	—	225	—	—
Total	32,969	28,367	46.1	52.0	158	154	715	546	209	170
$ Change	4,602		(5.9)		4		169		39
% Change	16.2%		-11.3%		2.6%		31.0%		22.9%

The Woodlands
Residential
Single family - detached	6,807	17,271	9.8	23.8	37	83	695	726	184	208
Single family - attached	408	938	0.8	1.4	9	14	510	670	45	67
Total	7,215	18,209	10.6	25.2	46	97	681	723	157	188
$ Change	(10,994)		(14.6)		(51)		(42)		(31)
% Change	-60.4%		-57.9%		-52.6%		-5.8%		-16.5%

Total acreage sales revenue	44,762	46,712	68.5	77.7	245	254

Deferred revenue	393	(1,658)
Special Improvement District revenue *	2,926	2,617
Total segment land sale revenue - GAAP basis	$48,081	$47,671

* Applicable exclusively to Summerlin.

NM – Not Meaningful

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

Houston MPC’s

Houston is known as the energy capital of the world and is home to more than 5,000 energy related firms. With crude oil prices dropping by over 50% since mid-2014, the Houston area is widely expected to experience a slowdown in economic growth. According to the Houston Association of Realtors, the Greater Houston area housing market had its strongest year ever in 2014, with 75,319 homes sold, an increase of 3% over 2013. Houston’s housing market started with rising home sales despite plummeting oil prices.  March 2015 statistics showed year-over-year gains in home sales and prices, keeping housing inventory near historic lows. Many believe that diversification in the industrial-base has left Houston better equipped to meet the challenges of a prolonged downturn in oil prices.  Current inventory in the Houston area is highest among homes priced at $1 million or more, with the strongest sector of the market being homes priced between $500,000 and $1 million. According to Metrostudy, a housing market research firm, new homes priced in the range of $350,000 to $500,000 would be most vulnerable to an extended drop in oil prices.  The Woodlands and Bridgeland MPCs are dominant sellers in the Houston area and continue to be price leaders in comparison to other MPCs.

The ongoing consolidation and relocation of approximately 10,000 employees to ExxonMobil’s three million square foot corporate campus, and completion by the end of 2015 of the latest phase of the Grand Parkway may mitigate a portion of the negative impact of declining oil prices on our MPCs. The ExxonMobil campus is under construction and located just south of The Woodlands. The segment of the Grand Parkway being completed in 2015 will bisect Bridgeland and connect the ExxonMobil campus, the airport and the energy corridor, significantly reducing commute times between these locations.

Bridgeland

The increase for the three months ended March 31, 2015 compared to 2014 in Bridgeland land sales is due to having virtually no inventory for the first quarter of 2014 caused by delays in development associated with a needed wetlands permit, which was obtained in February 2014. The average price per residential acre in the first quarter 2015 increased primarily due to homebuilders adding larger sized lots to their inventory resulting from the pent up demand for new homes. We sold 338 finished lots at Bridgeland during the last six months of 2014.  This activity represented a high level of sales volume compared to prior years and, as expected, first quarter 2015 sales volume of 41 lots reflected the strong 2014 activity.  Homebuilders are currently developing single family homes for sale on the lots purchased during the second half of 2014 and we expect demand for new lots at Bridgeland to be modest until a portion of these homes are completed and sold later in 2015.

Bridgeland had 47 new home sales for the three months ending March 31, 2015, representing an increase of 147.4% compared to 19 new home sales for the same period in 2014.  The increase in new home sales was a result of higher home inventory availability due to new finished lots having been delivered in the second half of 2014.

Interest expense, net reflects the amount of interest that is capitalized at the project level. Interest expense, net increased for the three months ended March 31, 2015 compared to 2014 at Bridgeland due to higher interest capitalization as a result of the increased level of development expenditures after receipt of the wetlands permit.

Conroe

During the first quarter 2015, we revised our plan for the Conroe property. The new plan contemplates development of nearly 5,100 residential lots on over 1,320 acres of land, 155 acres of land projected for commercial use and 10 acres projected for institutional use. The revised plan includes an additional 61 acres of land under contract to be acquired for $2.5 million during 2015.

The Woodlands

The decrease in land sales revenue for the three months ended March 31, 2015 compared to 2014 was primarily due to fewer lot sales in 2015 in addition to higher priced premium lots sold in the first quarter 2014. The range of lot types/sizes available for sale is decreasing as The Woodlands’ inventory of residential land for sale decreases. There are less than 1,500 lots remaining until full sell out. This factor combined with an uncertain economic climate in the greater Houston area due to the decline in oil prices, is likely contributing to a slowing sales velocity.

Gross margin decreased slightly for the three months ended March 31, 2015 compared to 2014 because we sold a number of large premium lots in the first quarter 2014.

Las Vegas MPC

Summerlin

The increase in Summerlin’s land sales revenue for the three months ended March 31, 2015 compared to 2014 was primarily due to higher per-acre pricing for superpad sites along with higher residential acreage sold compared to the same period in 2014. Homebuilder demand for land in Summerlin continues to remain strong. We expect prices per acre for superpad sales for the remainder of 2015 to be in the mid $400,000 to low $500,000 range compared to $574,000 for the first quarter of 2015. The lower expected prices are due to a majority of these expected future 2015 sales being located in a different region of Summerlin.

Summerlin had 144 new home sales for the three months ended March 31, 2015, representing a 32.1% increase compared to 109 new home sales for the same period in 2014. The median new home price in Summerlin also increased 2.9% to $503,000 for the three months ended March 31, 2015 compared to a median new home price of $489,000 for the same period in 2014. This resulted in an increase in builder price participation for the three months ended March 31, 2015 compared to 2014.

Gross margin increased for the three months ended March 31, 2015 compared to 2014 due to increased land pricing driven by homebuilder demand.

During the second quarter 2014, we announced a joint venture with Discovery Land Company (“Discovery Land”), a leading developer of private clubs and luxury communities, to develop an exclusive luxury community on approximately 555 acres of land within the Summerlin MPC. We contributed our land with a book basis of $13.4 million to the joint venture at the agreed upon value of $226,000 per acre, or $125.4 million in the first quarter 2015. Discovery Land’s capital contribution funding requirement consists of the initial development costs and total project costs up to a maximum of $30.0 million and we have no further capital obligations. We are entitled to all cash distributed by the joint venture until our equity contribution plus a 5% preferred return on our contributed capital has been repaid. After receipt of our capital contribution and preferred return, Discovery Land is entitled to all remaining cash distributed by the joint venture until two times its equity contribution has been repaid. Any further cash distributions are shared 50/50. Discovery Land is the manager on the project, and development is expected to begin in the second quarter 2015 with the first lot and home sales expected to begin in early 2016.

MPC Net Contribution

In addition to REP EBT for the MPCs, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. MPC Net Contribution is defined as MPC REP EBT, plus MPC cost of sales and depreciation and amortization reduced by MPC development and acquisition expenditures. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP is presented in Note 16 - Segments.

The following table sets forth the MPC Net Contribution for the three months ended March 31, 2015 and 2014.

MPC Net Contribution

	Three Months Ended March 31,
	2015	2014	Change
	(In thousands)
MPC REP EBT (*)	$28,082	$27,223	$859
Plus:
Cost of sales - land	23,896	23,078	818
Depreciation and amortization	95	100	(5)
Less:
MPC land acquisitions	(1,101)	—	(1,101)
MPC development expenditures	(37,343)	(28,434)	(8,909)
MPC Net Contribution	$13,629	$21,967	$(8,338)

(*)For a detailed breakdown of our MPC segment EBT, please refer to Note 16 - Segments of our Condensed Consolidated Financial Statements.

MPC Net Contribution decreased for the three months ended March 31, 2015 compared to 2014 primarily due to increased development expenditures at Bridgeland.

The following table sets forth MPC land inventory activity for the three months ended March 31, 2015 and 2014.

MPC Land Inventory Activity

(In thousands)

	Bridgeland	Conroe	Maryland	Summerlin	The Woodlands	Total MPC

Balance December 31, 2014	$414,793	$99,284	$58,365	$861,659	$206,962	$1,641,063
Acquisitions	—	(6)	—		1,107	1,101
Development expenditures (*)	18,318	431	141	8,019	10,434	37,343
Cost of Sales	(1,672)	—	—	(19,793)	(2,431)	(23,896)
MUD reimbursable costs (**)	(1,966)	—	—	—	(3,884)	(5,850)
Other	18	17	(12)	(14,933)	4,613	(10,297)
Balance March 31, 2015	$429,491	$99,726	$58,494	$834,952	$216,801	$1,639,464

(*)Development expenditures are inclusive of capitalized interest, property taxes and overhead.

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

Total revenues and expenses for the Operating Assets segment are summarized as follows:

Operating Assets Revenues and Expenses (*)

	Three Months Ended March 31,
	2015	2014	Change
	(In thousands)

Minimum rents	$34,312	$19,900	$14,412
Tenant recoveries	9,573	5,884	3,689
Resort and conference center revenues	12,003	9,426	2,577
Other rental and property revenues	6,274	5,110	1,164
Total revenues	62,162	40,320	21,842

Other property operating costs	17,486	13,181	4,305
Rental property real estate taxes	5,520	3,107	2,413
Rental property maintenance costs	2,627	1,800	827
Resort and conference center operations	9,078	7,511	1,567
Provision for doubtful accounts	809	143	666
Depreciation and amortization	18,762	9,010	9,752
Interest income	(10)	(119)	109
Interest expense	6,495	2,044	4,451
Equity in Earnings from Real Estate and Other Affiliates	(885)	(1,805)	920
Total operating expenses	59,882	34,872	25,010
Income (loss) before development expenses	2,280	5,448	(3,168)
Demolition costs	117	2,494	(2,377)
Development-related marketing costs	2,266	2,079	187
Total development expenses	2,383	4,573	(2,190)
Operating Assets REP EBT	$(103)	$875	$(978)

(*)For a detailed breakdown of our Operating Assets segment EBT, please refer to Note 16 - Segments.

Minimum rents and tenant recoveries increased $18.1 million, primarily due to increases of $9.8 million and $7.6 million for our retail and office properties, respectively. The increase for our retail properties was primarily due to higher rental rates and a bad debt recovery at Ward Village and the openings of Downtown Summerlin and The Outlet Collection at Riverwalk in 2014. The increase in our office properties was primarily due to the purchase of 10 through 60 Columbia Corporate Centers, the openings of 3831 Technology Forest Drive and Two Hughes Landing in 2014, and higher occupancy at One Hughes Landing.

Other rental and property revenues consists primarily of membership revenues at The Club at Carlton Woods, and other rental and special event revenue, percentage rents and lease termination fees at our rental properties. Other rental and property revenue increased primarily due to higher membership fees and usage at The Club at Carlton Woods and the openings of Downtown Summerlin and The Outlet Collection at Riverwalk.

Other property operating and rental property maintenance costs increased $5.1 million, primarily due to increases of $3.3 million and $1.7 million for our retail and office properties, respectively. The increase for our retail properties was primarily due to the openings of Downtown Summerlin and The Outlet Collection at Riverwalk. The increase for our office properties was primarily due to the operating costs at 10 through 60 Columbia Corporate Center which was acquired in the fourth quarter 2014.

Rental property real estate taxes increased $2.4 million, primarily due to increases of $1.2 million and $1.0 million for our retail and office properties, respectively.  The increase for our retail properties was primarily due to the openings of Downtown Summerlin and The Outlet Collection at Riverwalk, partially offset by a reduction in property taxes at Landmark Mall due to a favorable tax settlement with the City of Alexandria.  The increase for our office properties was primarily due to the acquisition of 10 through 60 Columbia Corporate Centers, higher assessed values for The Woodlands properties and the openings of 3831 Technology Forest Drive and Two Hughes Landing.

Depreciation and amortization increased $9.8 million compared to the prior period, primarily due to increases of $5.3 million for retail properties, $3.7 million for office properties and $0.6 million for the completion of construction at The Woodlands Resort & Conference Center. The increase for retail properties was primarily due to the openings of Downtown Summerlin and The Outlet Collection at Riverwalk and accelerated depreciation at Ward Village related to the planned redevelopment.  The increase for office properties is primarily due to the acquisition of 10 through 60 Columbia Corporate, the openings of 3831 Technology Forest Drive and Two Hughes Landing and additional amortization at One Hughes Landing.

When a development is placed into service we immediately begin depreciating the property ratably over the estimated useful lives of each of its components.  However, most of our newly-developed properties reach stabilized revenues and income over the 12 to 24 month period following being placed into service due to tenants taking occupancy and subsequent leasing of remaining unoccupied space during that period.  As a result, operating income, earnings before taxes and net income will not reflect the ongoing earnings potential of operating assets in this transition period to stabilization.  We also expense development-related demolition and marketing costs, which do not represent recurring costs for stabilized real estate properties.  Excluding depreciation and amortization, demolition and development-related marketing costs, Operating Assets segment REP EBT would have increased $6.6 million, or 45.5%, to $21.0 million for the three months ended March 31, 2015 compared to the same period in 2014.

Interest expense increased primarily due to increases in loan funding at Columbia Regional Building, The Outlet Collection at Riverwalk, Downtown Summerlin, One Hughes Landing, Two Hughes Landing, and The Woodlands Resort & Conference Center. First quarter 2014 includes a $2.0 million decrease in interest expense due to the change in value of the previous lender’s participation right resulting from the repayment of the loan at 70 Columbia Corporate Center.

Demolition costs decreased due to the substantial completion of the demolition of Pier 17 at South Street Seaport in 2014.

Equity in Earnings from Real Estate and Other Affiliates primarily includes the $1.7 million distribution from our Summerlin Hospital investment offset by the loss at Millennium Woods Phase II as we are still in the initial lease up period.

Development-related marketing costs in 2015 relate to events at South Street Seaport. Development-related marketing costs in 2014 relate to South Street Seaport and The Outlet Collection at Riverwalk.

Operating Assets NOI and REP EBT

	Three Months Ended March 31,
	2015	2014	Change
	(In thousands)
Retail
Columbia Regional (a)	$261	$—	$261
Cottonwood Square	160	153	7
Creekside Village Green (b)	39	—	39
Downtown Summerlin (b)	1,744	—	1,744
Hughes Landing Retail (b)	58	—	58
1701 Lake Robbins (c)	169	—	169
Landmark Mall (d)	(76)	549	(625)
Outlet Collection at Riverwalk (e)	1,153	(1)	1,154
Park West	640	564	76
Ward Village (f)	6,315	5,629	686
20/25 Waterway Avenue	420	421	(1)
Waterway Garage Retail	169	168	1
Total Retail	11,052	7,483	3,569
Office
10-70 Columbia Corporate Center (g)	3,232	144	3,088
Columbia Office Properties	14	88	(74)
One Hughes Landing (h)	1,322	469	853
Two Hughes Landing (i)	204	—	204
2201 Lake Woodlands Drive	(52)	(33)	(19)
9303 New Trails	493	467	26
110 N. Wacker	1,529	1,520	9
3831 Technology Forest Drive (j)	391	—	391
3 Waterway Square	1,474	1,567	(93)
4 Waterway Square	1,460	1,441	19
1400 Woodloch Forest	328	240	88
Total Office	10,395	5,903	4,492

85 South Street (k)	107	—	107
Millennium Waterway Apartments	1,052	1,060	(8)
The Woodlands Resort & Conference Center (l)	2,925	1,915	1,010
Total Retail, Office, Multi-family, Resort & Conference Center	25,531	16,361	9,170

The Club at Carlton Woods (b)	(846)	(1,213)	367
The Woodlands Ground leases	216	110	106
The Woodlands Parking Garages	(176)	(179)	3
Other Properties	891	280	611
Total Other	85	(1,002)	1,087
Operating Assets NOI - Consolidated and Owned	25,616	15,359	10,257

Redevelopments
South Street Seaport (b)	(14)	(394)	380
Total Operating Asset Redevelopments	(14)	(394)	380

Dispositions
Rio West Mall	—	49	(49)
Total Operating Asset Dispositions	—	49	(49)
Total Operating Assets NOI - Consolidated	25,602	15,014	10,588

Straight-line lease amortization (m)	1,194	(436)	1,630
Demolition costs (n)	(117)	(2,494)	2,377
Development-related marketing costs	(2,266)	(2,079)	(187)
Depreciation and amortization	(18,762)	(9,010)	(9,752)
Write-off of lease intangibles and other	(154)	—	(154)
Equity in earnings from Real Estate and Other Affiliates	885	1,805	(920)
Interest, net	(6,485)	(1,925)	(4,560)
Total Operating Assets REP EBT (o)	$(103)	$875	$(978)

	Three Months Ended March 31,
	2015	2014	Change
	(In thousands)
Operating Assets NOI - Equity and Cost Method Investments
Millennium Woodlands Phase II	$(104)	$—	$(104)
Stewart Title Company	391	198	193
Summerlin Baseball Club	(234)	(247)	13
The Metropolitan Downtown Columbia (b)	(508)	—	(508)
Woodlands Sarofim # 1	391	401	(10)
Total NOI - equity investees	(64)	352	(416)

Adjustments to NOI (p)	(680)	(31)	(649)
Equity Method Investments REP EBT	(744)	321	(1,065)
Less: Joint Venture Partner's Share of REP EBT	(118)	(297)	179
Equity in earnings from Real Estate and Other Affiliates	(862)	24	(886)

Distributions from Summerlin Hospital Investment (q)	1,747	1,781	(34)
Segment equity in earnings from Real Estate and Other Affiliates	$885	$1,805	$(920)

Company's Share of Equity Method Investments NOI
Millennium Woodlands Phase II	$(85)	$—	$(85)
Stewart Title Company	196	99	97
Summerlin Baseball Club	(117)	(124)	7
The Metropolitan Downtown Columbia (b)	(254)	—	(254)
Woodlands Sarofim # 1	78	80	(2)
Total NOI - equity investees	$(182)	$55	$(237)

	Economic	Three Months Ended March 31, 2015
	Ownership	Debt	Cash
		(In thousands)
Millennium Woodlands Phase II	81.43%	$37,570	$473
Stewart Title Company	50.00%	—	268
Summerlin Baseball Club	50.00%	—	515
The Metropolitan Downtown Columbia (b)	50.00%	52,342	335
Woodlands Sarofim # 1	20.00%	6,162	940

(a)	Stabilized annual NOI of $2.2 million is expected by the end of the second quarter 2016.
(b)	Please refer to discussion in the following section regarding this property.
(c)	This asset was acquired in July 2014.
(d)	The lower NOI is due to a one time favorable property tax settlement with the City of Alexandria of $0.7 million that occurred in the first quarter 2014.
(e)	Stabilized annual NOI of $7.8 million is expected by early 2017 based on leases in place as of March 31, 2015.
(f)	NOI increase is primarily due to higher rental rates and a bad debt recovery.
(g)	In December 2014, we acquired 10–60 Columbia Corporate Center comprised of six adjacent office buildings totaling 699,884 square feet. We acquired 70 Columbia Corporate Center in 2012.
(h)	NOI increases are primarily due to increased occupancy.
(i)	Stabilized annual NOI of $5.2 million is expected by the third quarter 2015.
(j)	Stabilized annual NOI of $1.9 million was reached in the first quarter 2015.
(k)	Acquired in 2014.
(l)

The renovation project has had a significant positive impact on NOI due to the higher revenue per available room (“RevPAR”) resulting from the new and upgraded rooms. RevPAR is calculated by dividing total room revenues by total occupied rooms for the period.

(m)

The net change in straight-line lease amortization for the three months ended March 31, 2015 compared to 2014 is primarily due to new leases at Downtown Summerlin, Two Hughes Landing, 3831 Technology Forest Drive and Ward Villages.

(n)	Demolition costs are related to demolition of Pier 17 at South Street Seaport.
(o)	For a detailed breakdown of our Operating Asset segment REP EBT, please refer to Note 16 - Segments in the Condensed Consolidated Financial Statements.
(p)	Adjustments to NOI include straight-line rent and market lease amortization, demolition costs, depreciation and amortization and non-real estate taxes.
(q)

During the first quarters of 2015 and 2014, we received distributions of $1.7 million and $1.8 million, respectively, from our Summerlin Hospital investment. Distributions from the Summerlin Hospital are typically made one time per year in the first quarter.

Reconciliation of Segment Equity in Earnings

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Equity Method investments	$(862)	$24
Cost basis investment distributions	1,747	1,781
Operating Assets segment Equity in Earnings from Real Estate and Other Affiliates	885	1,805
Strategic Developments segment Equity in Earnings from Real Estate and Other Affiliates	903	4,263
Equity in Earnings from Real Estate and Other Affiliates	$1,788	$6,068

Retail Properties

The following table summarizes the leases we executed at our retail properties during the three months ended March 31, 2015:

			Square Feet			Per Square Foot				(In thousands)
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum		Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents		Tenant Improvements	Leasing Commissions
Pre-leased (b)	—	n.a.	—	—	—	$	n.a.	$—	$—	$	n.a.	$—	$—
Comparable - Renewal (c)	15	35	48,109	—	—		26.23	—	—		1,262	—	—
Comparable - New (d)	1	60	665	665	—		65.74	25.00	—		44	17	—
Non-comparable (e)	25	72	64,439	50,570	43,228		35.13	75.20	12.50		2,263	3,803	541
Total			113,213	51,235	43,228						$3,569	$3,820	$541

(a)	Excludes executed leases with a term of less than 12 months.
(b)	Pre-leased information is associated with projects under development at March 31, 2015.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $25.82 per square foot to $26.23 per square foot, or 1.6% over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $67.49 per square foot to $65.74 per square foot, or (2.6%) below previous rents.

(e)	Non-comparable information is associated with stabilized assets whereby the space was previously vacant for more than 12 months or has never been occupied.

Below is a discussion of our retail assets placed in service during the first quarter 2015 and assets which have significant development costs remaining until the asset is substantially complete.

Creekside Village Green

In the first quarter 2015, we substantially completed Creekside Village Green and reclassified the asset into our Operating Assets segment. Total development costs are expected to be approximately $19.0 million, of which we have incurred $15.3 million as of March 31, 2015. As of April 30, 2015, approximately 66.3% of the project has been pre-leased. We expect to reach stabilized annual NOI of $2.2 million by the first quarter 2016.

Downtown Summerlin

As of April 30, 2015, the retail portion of Downtown Summerlin is 72.6% leased and the office building is 46.0% leased of which, 12.4% has been leased by our management office. Stabilized annual NOI is expected to be $37.2 million by the end of 2017. Total estimated development costs are approximately $418 million, of which we have incurred $396.3 million as of March 31, 2015. The remaining costs to be incurred are primarily for tenant improvements and leasing. The project is financed by a $311.8 million construction loan. The loan has an initial rate of one-month LIBOR plus 2.25% with an initial maturity date of July 15, 2017, and with two, one-year extension options.

Hughes Landing Retail

In the first quarter 2015, the 40,000 square foot Whole Foods Space and approximately 3,000 square feet of other retail space was placed into service and reclassified to the Operating Assets segment. The remaining portion of the project is expected to be completed in the second quarter 2015. Total development costs are expected to be approximately $36 million, of which we have incurred $26.0 million as of March 31, 2015. The project is financed by a $36.6 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.95% with an initial maturity date of December 20, 2016, with two, one-year extension options. As of April 30, 2015, approximately 83.4% of the project has been leased. We expect to reach stabilized annual NOI of $3.9 million by the end of the first quarter 2016.

Office Properties

The following table summarizes our executed office property leases during the three months ended March 31, 2015:

			Square Feet			Per Square Foot			(In thousands)
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	3	81	34,501	34,501	34,501	$33.87	$61.39	$6.20	$1,168	$2,118	$214
Comparable - Renewal (c)	1	36	3,590	—	—	28.95	—	—	104	—	—
Comparable - New (d)	—	n.a.	—	—	—	—	—	—	—	—	—
Non-comparable (e)	5	61	17,747	14,823	14,823	27.20	27.14	9.52	483	402	141
Total			55,838	49,324	49,324				$1,755	$2,520	$355

(a)	Excludes executed leases with a term of less than 12 months.
(b)	Pre-leased information is associated with projects under development at March 31, 2015.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $24.75 per square foot to $28.95 per square foot, or 17.0% over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. There were no comparable - new leases to report in the first quarter.

(e)	Non-comparable information is associated with stabilized assets whereby the space was previously vacant for more than 12 months or has never been occupied.

Other

The Club at Carlton Woods

The Club at Carlton Woods (the “Club”) is a 36-hole golf and country club at The Woodlands with 739 total members as of March 31, 2015, consisting of 592 golf memberships and 147 sports memberships. The Club golf memberships decreased by 11 which consisted of 34 cancellations partially offset by 23 new and upgraded members during the three months ended March 31, 2015. We estimate the Club requires approximately 800 golf members to achieve break-even NOI, and therefore, we expect to continue to incur NOI losses for the foreseeable future. The Club’s increase in cancellations and lower NOI of $0.4 million compared to the same periods in 2014 was primarily due to higher membership fees.  A significant portion of membership deposits are not recognized as revenue when collected, but are recognized over the estimated 12-year life of a membership. For the three months ended March 31, 2015, and March 31, 2014 cash membership deposits collected, but not recognized in revenue or included in NOI, were $0.9 million and $1.1 million, respectively.

Partially Owned

The Metropolitan Downtown Columbia Project

The Parcel D venture, in which we are a 50% partner with Kettler, Inc., substantially completed construction of The Metropolitan Downtown Columbia Project and was reclassified into our Operating Assets segment during the first quarter 2015. Total development costs, including land value,  are expected to be $97.0 million, of which the venture had incurred $89.0 million as of March 31, 2015. Remaining costs are primarily related to completing the final apartment units, which will be delivered during the second quarter of 2015. The joint venture obtained a $64.1 million construction loan which is non-recourse to us. The loan bears interest at one-month LIBOR plus 2.40% and matures in July 2020.  As of April 30, 2015, 32.4% of the units have been leased or pre-leased.  We expect the apartments to reach stabilized annual NOI of $6.8 million in the fourth quarter of 2017, of which our share would be $3.4 million.

Redevelopments

The Seaport District

On October 29, 2012, as a result of Superstorm Sandy, the historic area of South Street Seaport (area west of the FDR Drive) suffered significant damage due to flooding. During 2013, we filed a claim with our insurance carriers for property damages, lost income and other expenses resulting from the storm and we believe insurance will cover substantially all of these losses. We received $0.3 million and $7.8 million of insurance recoveries for the three months ended March 31, 2015 and 2014, respectively, which was recorded in other income. The claim is currently in litigation. Insurance recoveries are excluded from NOI.

In 2013, the City of New York executed the amended and restated ground lease for South Street Seaport and we provided a completion guarantee to New York City for the renovation and reconstruction of the existing Pier 17 Building (“Renovation Project”). Construction began in 2013 and is expected to conclude in 2017. The Renovation Project features a newly constructed pier and building and is designed to include a vibrant open rooftop encompassing approximately 1.5 acres and upscale retail and outdoor entertainment venues. Additionally, we will reposition a significant portion of the 180,000 square feet of retail space in the historic area. The estimated costs for the Renovation Project and repositioning of the historic area are approximately $425 million. We are in the process of replacing the pier structure that will support the new Pier 17 building. We have executed a 20-year anchor lease with iPic Entertainment for 46,000 square feet in the Fulton Market Building located in the historic area. iPic Theatres will serve as an anchor attraction for residents, workers and tourists, and we expect the historic area to be substantially repositioned by the second quarter 2016. We have incurred $122.4 million of development costs on this project as of March 31, 2015, which includes $7.3 million of demolition costs and $5.0 million of development-related marketing costs.

On December 10, 2014 we began the public approval process for our further redevelopment of the South Street Seaport district which includes up to approximately 700,000 square feet of additional space. Our current proposal includes the complete restoration of the historic Tin Building, which will include a food market, greater pedestrian access to the waterfront via East River Esplanade improvements and a new marina. The proposal also includes a reconfigured South Street Seaport Museum space within Schermerhorn Row, as well as a potential building addition on the adjacent John Street lot, the replacement of wooden platform piers adjacent to Pier 17 and a newly constructed mixed-use building which may include a new public middle school and community recreation space. These plans are subject to change as we work our way through the process for obtaining the entitlements necessary to begin construction on the project and there can be no assurance that we will ultimately obtain the entitlements needed to move forward with this project. Total development costs were $9.0 million as of March 31, 2015, which include $1.2 million of development-related marketing costs. As of March 31, 2015, no demolition costs have been incurred.

Strategic Developments Segment

Our Strategic Development assets generally require substantial future development to achieve their highest and best use. For our development projects, the total estimated costs of a project including the construction costs are exclusive of our land value unless otherwise noted. Most of the properties and projects in this segment generate no or minimal revenues with the exception of our condominium projects, which generate non-cash revenue from the contracted sales using the percentage of completion method until such time as they are completed and the buyers close on their contracts. Our expenses relating to these assets are primarily related to costs associated with selling condominiums, marketing costs associated with our strategic developments, operational costs associated with the IBM building, carrying costs, such as property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Development asset, we would expect that, upon completion of development, the asset would be reclassified to the Operating Assets segment when the asset is placed in service and NOI would become an important measure of its operating performance. In certain instances we may sell a strategic asset.

Total revenues and expenses for the Strategic Developments segment are summarized as follows:

Strategic Developments Revenues and Expenses (*)

	Three Months Ended March 31,
	2015	2014	Change
	(In thousands)

Minimum rents	$667	$263	$404
Condominium rights and unit sales	34,857	3,126	31,731
Other land, rental and property revenues	126	408	(282)
Total revenues	35,650	3,797	31,853
			—
Condominium rights and unit cost of sales	22,409	1,571	20,838
Other property operating costs	659	626	33
Real estate taxes	680	633	47
Rental property maintenance costs	117	115	2
Demolition costs	—	22	(22)
Development-related marketing costs	3,977	2,145	1,832
Depreciation and amortization	1,016	424	592
Other income	(333)	(2,373)	2,040
Interest, net (a)	(1,807)	(2,649)	842
Equity in Earnings from Real Estate and Other Affiliates	(904)	(4,263)	3,359
Total expenses	25,814	(3,749)	29,563
Strategic Developments EBT	$9,836	$7,546	$2,290

(*)For a detailed breakdown of our Strategic Developments segment EBT, please refer to Note 16 - Segments.

(a)Negative interest expense amounts are due to interest capitalized in our Strategic Developments segment related to Operating Assets segment debt and the Senior Notes.

The increase in condominium rights and unit sales in the first quarter 2015 is due to the recognition of $34.4 million of revenue related to our Waiea Condominium project for which we began revenue recognition in the fourth quarter 2014. This increase is offset by $2.7 million of lower deferred revenue on our ONE Ala Moana condominium project, which was completed in the fourth quarter 2014. Condominium rights and unit costs of sales primarily represent allocated costs on our Waiea Condominium sales in 2015 and costs related to our ONE Ala Moana Condominium project in 2014.

Development-related marketing costs of $4.0 million for the three months ended March 31, 2015 were primarily attributable to strategic development projects at Ward Village, South Street Seaport and Columbia.

Depreciation and amortization increased for the three months ended March 31, 2015 compared to the same period in 2014 due to the depreciation on the IBM building which was placed in service at the end of the first quarter 2014.

Other income of $2.4 million for the three months ended March 31, 2014 relates to the sale of the Redlands Promenade land.

Net interest (income) expense decreased for the three months ended March 31, 2015 as compared to the same period in 2014 due to less capitalized interest as we completed projects and moved them to our Operating Assets Segment.

Equity in Earnings from Real Estate and Other Affiliates represents our share of the profit from the ONE Ala Moana condominium venture which is recognized on a percentage of completion basis. Equity in earnings during the three months ended March 31, 2015 is lower as the project was substantially complete as of December 31, 2014. As of March 31, 2015, the one remaining unit is under contract and is expected to close in the second quarter 2015.

The following describes the status of our active Strategic Development Projects as of March 31, 2015:

The Woodlands

Hughes Landing

Three Hughes Landing  - During the third quarter 2014, we began construction of Three Hughes Landing, a Class A office building. The project is expected to be completed by the end of the fourth quarter 2015. Total estimated development costs are approximately $90 million, of which we have incurred $28.3 million as of March 31, 2015. The project is financed by a $65.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.35% with an initial maturity date of December 5, 2017, with two, one-year extension options.  As of April 30, 2015, none of the building is pre-leased.

1725-35 Hughes Landing Boulevard – Construction began during the fourth quarter 2013 and is expected to be completed by the end of 2015. Total development costs are expected to be approximately $211 million, which includes $59 million of tenant improvements that will be reimbursed by ExxonMobil. We have incurred $105.0 million of development costs as of March 31, 2015. ExxonMobil has pre-leased the entire West Building for 12 years, and 160,000 square feet in the East Building for eight years with an option to lease the remaining space before the building opens. We expect to reach stabilized annual NOI, based on ExxonMobil’s current 478,000 square foot commitment, of approximately $10.7 million in 2018. If ExxonMobil exercises its option for the remaining space, stabilized annual NOI will increase to approximately $14.5 million. The project is financed by a $143.0 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.90% with an initial maturity date of June 30, 2018 with a one-year extension option. The interest rate will be reduced to LIBOR plus 1.65% when ExxonMobil takes occupancy.

Hughes Landing Hotel (Embassy Suites) - In the fourth quarter 2014, we began construction of an Embassy Suites by Hilton in Hughes Landing, which is expected to be completed by the end of 2015. Total development costs are expected to be approximately $46 million, of which we have incurred $11.3 million as of March 31, 2015. On October 2, 2014, we closed on a $37.1 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of October 2, 2018, with two, one-year extension options.

One Lake’s Edge – During the fourth quarter 2013, we began construction of One Lake’s Edge, a 390 unit multi-family project, and anticipate completion of construction in the second quarter 2015. Total development costs are expected to be approximately $88 million, of which we have incurred $75.4 million as of March 31, 2015. The project is financed by a $73.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of November 25, 2016, with two, one-year extension options.  As of April 30, 2015, approximately 25.6% of the units are pre-leased.

Waterway Square Hotel (Westin) – In the second quarter 2014, we began construction of the Waterway Square Hotel, a Westin-branded hotel that will be owned and managed by us. The hotel is expected to be completed and opened at the beginning of 2016. Total development costs are expected to be approximately $97 million, of which we have incurred $35.9 million as of March 31, 2015.  The project is financed by a $69.3 million construction loan bearing interest at one-month LIBOR plus 2.65% with an initial maturity date of August 6, 2018, with a one-year extension option.

Ward Village

Ward Village Master Plan

In the fourth quarter 2012, we announced plans to transform the property formerly known as Ward Centers into Ward Village, a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets. The first phase of the master plan includes the renovation of the IBM building, the development of condominium units in two mixed-use market rate residential towers and the development of a workforce residential tower. The IBM building renovation has been completed. We began public presales for the two mixed-use market rate residential towers in February 2014. Sales contracts are subject to a 30-day rescission period, and the buyers are required to make a deposit equal to 5% of the purchase price at signing and an additional 5% deposit 30 days later at which point their total deposit of 10% of the purchase price becomes non-refundable. Buyers are then required to make an additional 10% deposit within approximately 90 days of our receipt of the second deposit.

Waiea Condominiums - In the second quarter 2014, we began construction on Waiea, the first of the market rate towers and anticipate completion by the end of 2016. As of April 30, 2015, we had received $106.3 million of buyer deposits, representing $547.9 million of contracted gross sales revenue. Of the 171 total units, 86.5% have been contracted and passed their 30-day rescission period for which the buyers have made non-refundable deposits. Total development costs are expected to be approximately $403 million, excluding land value, which includes $5.0 million of development-related marketing costs that will be expensed as incurred. As of March 31, 2015, we have incurred $90.7 million of development costs of which $4.3 million were development-related marketing costs. During the fourth quarter 2014, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of March 31, 2015, the project was approximately 20.9% complete, and we recognized $12.2 million of profit during the period.

Anaha Condominiums – In November 2014 we began construction of Anaha, the second market rate tower. Completion is expected by the second quarter 2017. As of April 30, 2015, we had received $58.3 million of buyer deposits, representing $312.3 million of contracted gross sales revenue. Of the 311 total units, 77.5% have been contracted and passed their 30-day rescission period for which the buyers have made non-refundable deposits. Total development costs are expected to be approximately $401 million, excluding land value, which includes $4.0 million of development-related marketing costs that will be expensed as incurred. As of March 31, 2015, we have incurred $44.5 million of development costs of which $3.5 million were development-related marketing costs. As of March 31, 2015, we had not met all the necessary requirements to begin recognizing revenue on the percentage of completion basis, but we expect to begin recognizing revenue during the second quarter 2015.

On November 6, 2014 we closed on a $600.0 million non-recourse construction loan cross-collateralized by Waiea and Anaha bearing interest at one-month LIBOR plus 6.75% with an initial maturity date of November 6, 2017, with two, one-year extension options. As of March 31, 2015, we have not yet drawn on this facility.

Ward Workforce Housing - We continue to finalize plans for this tower. As of March 31, 2015, we have incurred $6.1 million of development costs on this project.

In connection with Phase Two of the master plan, which is being finalized, we have received approval from the HCDA for the development of the Ward Block M project and Ward Village Gateway.

Ward Block M - We expect to begin construction of the Whole Foods Market, located within Ward Block M, in early 2016 with completion scheduled in 2018. We continue to finalize pre-development activities and the project budget. Condominium documents will be submitted to the Hawaii Real Estate Commission in 2015 and we anticipate the Real Estate Commission’s approval in order to launch pre-sales in 2015. We have incurred $6.7 million of development costs on this project as of March 31, 2015.

Ward Gateway Towers – Condominium documents will be submitted to the Hawaii Real Estate Commission and we anticipate that we will receive approval in 2015. We continue to finalize plans for these towers.  We have incurred $18.5 million of pre-development costs on this project as of March 31, 2015.

Seaport District Assemblage

During the first quarter 2015, we acquired a 58,000 square foot commercial building and air rights with total residential and commercial development rights of 196,133 square feet.  These acquisitions combined with adjacent property acquisitions in 2014 create a 42,694 square foot lot with 817,784 square feet of available development rights. These properties are collectively referred to as the Seaport District Assemblage and are located in close proximity to our South Street Seaport property. We are currently evaluating plans for this site.

Summerlin

Summerlin Apartments, LLC

We and our partner, The Calida Group (“Calida”), each own 50% of the venture to develop a gated luxury apartment development. The venture commenced construction in February 2015 with a projected second quarter 2016 opening. Total estimated costs are $24.0 million, including land value, of which the venture had incurred $4.9 million as of March 31, 2015. In February of 2015, the venture closed on a $15.8 million construction loan. The loan bears interest at one month LIBOR plus 2.50% and matures in February of 2018, with two, one year extension options. Upon a sale of the property, we are entitled to 50% of the proceeds up to an amount determined by applying a 7.0% capitalization rate to NOI and then 100% of proceeds above that amount.

Parcel C

The Parcel C venture located in Columbia, Maryland, of which we are a 50% partner with Kettler Inc., continues to finalize pre-development activities to construct a 437-unit, Class A apartment building with 31,000 square feet of ground floor retail. Our partner will provide construction and property management services, including the funding and oversight of development activities, as well as obtaining construction financing. Closing on the construction loan and commencement of construction is anticipated in 2015. Our total investment in this project was $4.9 million as of March 31, 2015.

Bridgeland

Lakeland Village Center

We expect to begin construction in the second quarter 2015 with an estimated second quarter 2016 completion date. Total development costs are expected to be approximately $16 million, and we have incurred $0.6 million as of March 31, 2015.

The following table summarizes our projects under construction, and related debt, for Operating Assets and Strategic Developments as of March 31, 2015. Projects described as Complete are open and are operating but require additional spending and financing prior to project close out. Additionally, we are documenting construction financing for Lakeland Village Center.

Announced Project	Total Estimated Costs (a)	Costs Paid Through March 31, 2015 (b)	Estimated Remaining to be Spent	Buyer Deposits/Tenant Reimbursements	Buyer Deposits/Tenant Reimbursements Drawn Through March 31, 2015	Remaining Buyer Deposits/Tenant Remibursements to be Drawn	Committed/ Allocated Debt (c)	Amount Drawn Through March 31, 2015	Remaining Debt to be Drawn	Estimated Costs Remaining in Excess of Remaining Financing to be Drawn (d)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(D) - (E) = (F)	(G)	(H)	(G) - (H) = (I)	(C) - (F) - (I) = (J)
Columbia Regional Building	$24,616	$22,733	$1,883	$—	$—	$—	$23,008	$20,627	$2,381	$(498)	(e)	Complete
Outlet Collection at Riverwalk	85,687	76,990	8,697	—	—	—	60,000	51,306	8,694	3	(f)	Complete
South Street Seaport	424,880	95,917	328,963	—	—	—	—	—	—	328,963	(g)	2017
Downtown Summerlin	418,304	355,448	62,856	—	—	—	311,800	256,955	54,845	8,011	(h)	Complete
3831 Technology Forest Drive	19,980	16,486	3,494	—	—	—	23,000	22,622	378	3,116	(i)	Complete
Creekside Village Green	18,536	12,898	5,638	—	—	—	—	—	—	5,638	(j)	Complete
Hughes Landing Retail	36,207	21,627	14,580	—	—	—	36,575	21,518	15,057	(477)	(k)	Complete
Two Hughes Landing	48,603	37,408	11,195	—	—	—	38,730	27,927	10,803	392	(l)	Complete
The Woodlands Resort & Conference Center	76,714	73,340	3,374	—	—	—	48,900	47,009	1,891	1,483	(m)	Complete
Total Operating Assets	1,153,527	712,847	440,680	—	—	—	542,013	447,964	94,049	346,631

Strategic Developments
1725-35 Hughes Landing Boulevard	211,045	83,713	127,332	58,681	1,396	57,285	132,474	63,815	68,659	1,388	(n)	Q4 2015
One Lake's Edge	88,494	64,329	24,165	—	—	—	73,525	49,184	24,341	(176)		Q2 2015
Waterway Square Hotel (Westin)	97,380	24,540	72,840	—	—	—	69,334	—	69,334	3,506	(o)	Q1 2016
Hughes Landing Hotel (Embassy Suites)	46,363	6,116	40,247	—	—	—	34,447	1	34,446	5,801	(p)	Q4 2015
Three Hughes Landing	90,162	15,388	74,774	—	—	—	65,455	—	65,455	9,319	(q)	Q4 2015
Lakeland Village Center	16,274	393	15,881	—	—	—	—	—	—	15,881		Q2 2016
Waiea Condominiums	403,440	65,297	338,143	103,815	21,606	82,209	266,144	—	266,144	(10,210)	(r)	Q4 2016
Anaha Condominiums	401,314	32,278	369,036	57,082	—	57,082	333,856	—	333,856	(21,902)	(r)	Q2 2017
Total Strategic Developments	1,354,472	292,054	1,062,418	219,578	23,002	196,576	975,235	113,000	862,235	3,607
Combined Total at March 31, 2015	$2,507,999	1,004,901	$1,503,098	$219,578	$23,002	$196,576	$1,517,248	$560,964	$956,284	$350,238

Lakeland Village Center (in documentation)										(13,979)
Est. Costs to be funded net of financing assuming closing on pending financing										$336,259

(a)

Total Estimated Costs represent all costs to be incurred on the project which include, construction costs, demolition costs, marketing costs, capitalized leasing and deferred financing and exclude land costs and capitalized corporate interest allocated to the project.  Excluded from Waiea Condominiums' and Anaha Condominiums' Total Estimated Costs are Master Plan infrastructure and amenity cost allocations related to Ward Village.

(b)

Costs Paid Through March 31, 2015 includes construction costs, demolition costs, marketing costs, capitalized leasing, payroll and deferred financing costs and advances for certain accrued costs from lenders.

(c)	Committed Debt details:
a.

Outlet Collection at Riverwalk - total commitment of $64,400, which includes $60,000 for construction and a $4,400 earn out which is available after completion and the achievement of operational covenants.

b.	The Woodlands Resort & Conference Center - total commitment of $95,000, which includes $48,900 for construction, a $10,000 earn out and $36,100 which refinanced prior mortgage debt.
c.	Two Hughes Landing - total commitment of $41,230, which includes $38,730 for construction and $2,500 for additional leasing commissions and tenant improvement allowances on One Hughes Landing.
d.

1725-35 Hughes Landing Boulevard - total commitment of $143,000, which includes $132,474 for construction, $5,158 for operating reserve and $5,368 for interest reserve after asset is placed in service.

e.	Hughes Landing Hotel - total commitment of $37,097, which includes $34,447 for construction and $2,650 earn out commitment to complete garage expansion not currently included in the project.
(d)

Negative balances represent cash to be received in excess of Estimated Remaining to be Spent.  The items are primarily related to March costs that were paid by us but not yet reimbursed by the lender. We expect to receive funds from our lenders for these costs in the future.  Positive balances represent cash that remains to be invested or amounts drawn in advance of payment.

(e)	Columbia Regional Building was placed in service during August 2014.
(f)	Outlet Collection at Riverwalk was placed in service during May 2014.
(g)	We anticipate seeking financing for this project in the future.
(h)	Downtown Summerlin was placed in service during October 2014.
(i)

3831 Technology Forest was placed in service during December 2014.  We closed on permanent financing for the project in the first quarter 2015. However $0.4 million is held in escrow until the completion of certain tenant improvements.

(j)	Creekside Village Green was placed in service in March 2015 and the project has no debt financing.
(k)	Hughes Landing Retail was placed in service in March 2015.
(l)	Two Hughes Landing was placed in service in September 2014.
(m)	The Woodlands Resort & Conference Center was substantially complete in November 2014.
(n)

1725-35 Hughes Landing Boulevard Total Estimated Costs include approximately $59 million of tenant improvements that will be reimbursed directly by ExxonMobil.  These Tenant Reimbursements are shown above, in column D, as an additional source of funds for project costs.

(o)	Waterway Square Hotel's Estimated Costs Remaining in Excess of Financing is the remaining equity portion of the capital structure.
(p)	Hughes Landing Hotel's Estimated Costs Remaining in Excess of Financing is the remaining equity portion of the capital structure.
(q)	Three Hughes Landing's Estimated Costs Remaining in Excess of Financing is the remaining equity portion of the capital structure.
(r)

Both Waiea Condominiums and Anaha Condominiums currently have nonrefundable Buyer Deposits that are required to be utilized to fund project costs prior to drawing on the loan.  When additional Buyer Deposits are received from additional unit sales, those deposits are also required to be used for project costs.  If all the remaining condominium units are sold, we currently estimate a total of approximately $78 million of additional buyer deposits that could be available to fund project costs thereby reducing the total amount needed to be drawn from the committed construction loan.

The following table represents our capitalized internal development costs by segment for the three months ended March 31, 2015 and 2014:

			Capitalized internal costs related
	Capitalized Internal Costs		to compensation costs
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
	(In millions)		(In millions)
MPC segment	$2.2	$1.5	$1.7	$1.3
Operating Assets segment	3.2	2.6	2.3	2.2
Strategic Developments segment	4.3	3.1	3.0	2.7
Total	$9.7	$7.2	$7.0	$6.2

Capitalized internal costs (which include compensation costs) have increased with respect to our MPC segment due to higher development activities. Capitalized internal costs have increased with respect to our properties undergoing redevelopment in our Operating Assets segment and our Strategic Developments segment as we have increased staffing and related costs from 2014 to correspond with our increase in development activities.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our MPC segment, cash generated from our operating assets, deposits from condominium sales, first mortgage financings secured by our assets and the corporate bond markets. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and re-development opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our developments. We also provided a completion guarantee to the City of New York for the Pier 17 renovation project. We currently intend to raise this additional funding with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time.

As of March 31, 2015, our consolidated debt was $2.1 billion and our share of the debt of our Real Estate Affiliates aggregated $58.9 million. Please refer to Note 9 – Mortgages, Notes and Loans Payable to our condensed consolidated financial statements for a table showing our debt maturity dates.

The following table summarizes our Net Debt on a segment basis as of March 31, 2015. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID receivables. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

Segment Basis (a)	Master Planned Communities	Operating Assets		Strategic Developments		Segment Totals	Non- Segment Amounts	Total March 31, 2015
	(In thousands)
Mortgages, notes and loans payable	$242,922	$1,063,512	(b)	$113,078	(c)	$1,419,512	$762,181	$2,181,693
Less: cash and cash equivalents	(82,433)	(94,584)	(d)	(36,474)	(e)	(213,491)	(249,721)	(463,212)
Special Improvement District receivables	(33,040)	—		—		(33,040)	—	(33,040)
Municipal Utility District receivables	(111,066)	—		—		(111,066)	—	(111,066)
Net Debt	$16,383	$968,928		$76,604		$1,061,915	$512,460	$1,574,375

(a)	Please refer to Note 16 - Segments.
(b)

Includes our $58.0 million share of debt of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim, Millennium Woodlands Phase II and The Metropolitan Downtown Columbia Project).

(c)	Includes our $0.1 million share of debt of our Real Estate and Other Affiliates in Strategic Developments segment (Summerlin Apartments, LLC).

(d)

Includes our $1.1 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim, Summerlin Las Vegas Baseball Club, The Metropolitan Downtown Columbia Project, Millennium Woodlands Phase II, and Stewart Title).

(e)	Includes our $3.7 million share of cash and cash equivalent of our Real Estate and Other Affiliates in Strategic Developments segment (KR Holdings, HHMK Development, Parcel C, Summerlin Apartments).

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

Net cash used in operating activities was $21.9 million for the three months ended March 31, 2015 compared to net cash provided by operating activities of $26.2 million, for the three months ended March 31, 2014. The $48.1 million decrease in cash from operating activities is primarily due to lower MUD receivable collections of $22.6 million and Superstorm Sandy insurance proceeds of $7.5 million collected in the first quarter 2014, higher MPC and condominium development expenditures of $17.2 million partially offset by higher revenues less operating cost of $23.4 million and $18.1 million, respectively, due to the retail and office property openings in 2014.

Investing Activities

Net cash used in investing activities was $212.4 million and $140.8 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, cash used for investing activities was primarily related to development of real estate, property improvements and equipment expenditures of $222.6 million partially offset by $8.9 million of cash distributions received from the One Ala Moana project. The expenditures in 2015 relate to the Seaport District Assemblage acquisitions, Pier 17 development at South Street Seaport and the development of office, retail and multi-family properties in The Woodlands. During the three months ended March 31, 2014, cash used for development of real estate, property improvements and equipment expenditures was $140.5 million. The expenditures in 2014 relate primarily to the construction of The Shops at Summerlin, Hughes Landing Multi-family, Two Hughes Landing, South Street Seaport, The Woodlands Resort & Conference Center and the Outlet Collection at Riverwalk.

Financing Activities

Net cash provided by financing activities was $132.2 million and $46.7 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015, we received loan proceeds totaling $137.6 million compared to $48.8 million during the same period in 2014. The 2015 proceeds primarily relate to draws on loans for Summerlin Center, Hughes Landing projects in The Woodlands, The Woodlands Resort & Conference Center, the Outlet Collection at Riverwalk, and The Woodlands and Bridgeland MPCs.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $96.2 million as of March 31, 2015.

REIT Requirements

We revoked Victoria Ward’s REIT status in the first quarter 2015 and it is now a regular “C” corporation subsidiary. Please refer to Note 11 – Income Taxes for more detail on Victoria Ward’s ability to remain qualified as a REIT.

Seasonality

Generally, revenues from our Master Planned Communities segment, Operating Assets segment, and Strategic Developments segment are not subject to seasonal variations. Our conference center revenues are seasonal based upon the timing of special events which occur more frequently in the Spring and Fall because of favorable weather conditions, and rental incomes for certain retail tenants are subject to overage rent terms, which are based on tenant sales. These retail tenants are generally subject to seasonal variations, with a significant portion of their sales and earnings occurring during the last two months of the year.  As such, our rental income is higher in the fourth quarter of each year.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. There have been no changes to our critical accounting policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. We intend to manage a portion of our variable interest rate exposure by using interest rate swaps and caps. With respect to fixed rate financings, increases in interest rates could make it more difficult to refinance such debt when due. As of March 31, 2015, we had $1.1 billion of variable rate debt outstanding of which $172.0 million has been swapped to a fixed-rate. Approximately $196.7 million of the $902.2 million of total variable rate debt that has not been swapped to a fixed rate is represented by the Master Credit Facility at The Woodlands. Due to the revolving nature of this type of debt, it is generally inefficient to use interest rate swaps as a hedging instrument; rather, we have purchased an interest rate cap having a $100.0 million notional amount for this facility to mitigate our exposure to rising interest rates. We also did not swap $95.7 million of the outstanding balance on the Ward Village financing to a fixed rate because it is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. As of March 31, 2015, annual interest costs would increase approximately $9.0 million for every 1.00% increase in floating interest rates. Generally, our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) is expected to be minimal, but we would incur higher cash payments. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 9 – Mortgages, Notes and Loans Payable and Note 10 – Derivative Instruments and Hedging Activities in our Annual Report.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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
Andrew C. Richardson
Chief Financial Officer (principal financial officer)
May 11, 2015

EXHIBIT INDEX

4.2

Amendment No. 1 to section 382 Rights Agreement, dated as of February 26, 2015, by and between The Howard Hughes Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to the Company’s Current report on Form 8-K, filed on March 3, 2015.

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

*Management contract, compensatory plan or arrangement

+ Filed herewith

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2015.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2015 and 2014, and (v) the Condensed  Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014.