Form 10-Q
period 2015-06-30
Howard Hughes Corp
filed 2015-08-10
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

☐ Yes    ☒ No

The number of shares of common stock, $0.01 par value, outstanding as of August 4, 2015 was 39,715,005.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30,	December 31,
	2015	2014
	(In thousands, except share amounts)
Assets:
Investment in real estate:
Master Planned Community assets	$1,648,729	$1,641,063
Land	319,194	317,211
Buildings and equipment	1,429,386	1,243,979
Less: accumulated depreciation	(192,886)	(157,182)
Developments	1,119,774	914,303
Net property and equipment	4,324,197	3,959,374
Investment in Real Estate and Other Affiliates	55,959	53,686
Net investment in real estate	4,380,156	4,013,060
Cash and cash equivalents	488,629	560,451
Accounts receivable, net	36,122	28,190
Municipal Utility District receivables, net	124,828	104,394
Notes receivable, net	25,138	28,630
Deferred expenses, net	72,705	75,070
Prepaid expenses and other assets, net	278,251	310,136
Total assets	$5,405,829	$5,119,931

Liabilities:
Mortgages, notes and loans payable	$2,286,174	$1,993,470
Deferred tax liabilities	67,610	62,205
Warrant liabilities	432,270	366,080
Uncertain tax position liability	4,765	4,653
Accounts payable and accrued expenses	437,998	466,017
Total liabilities	3,228,817	2,892,425

Commitments and Contingencies (see Note 14)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 39,715,005 shares issued and outstanding as of June 30, 2015 and 39,638,094 shares issued and outstanding as of December 31, 2014	398	396
Additional paid-in capital	2,842,266	2,838,013
Accumulated deficit	(662,320)	(606,934)
Accumulated other comprehensive loss	(7,116)	(7,712)
Total stockholders' equity	2,173,228	2,223,763
Noncontrolling interests	3,784	3,743
Total equity	2,177,012	2,227,506
Total liabilities and equity	$5,405,829	$5,119,931

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues:
Master Planned Community land sales	$45,433	$153,164	$93,514	$200,835
Builder price participation	7,907	3,843	13,605	7,940
Minimum rents	36,989	22,189	72,183	42,549
Tenant recoveries	10,701	6,893	20,368	12,908
Condominium rights and unit sales	86,513	4,358	121,370	7,484
Resort and conference center revenues	11,481	9,622	23,484	19,048
Other land revenues	3,145	2,698	6,438	5,210
Other rental and property revenues	6,994	6,864	13,291	12,310
Total revenues	209,163	209,631	364,253	308,284

Expenses:
Master Planned Community cost of sales	24,236	42,719	48,132	65,797
Master Planned Community operations	11,963	11,389	21,946	20,650
Other property operating costs	19,634	16,600	37,779	30,405
Rental property real estate taxes	6,568	4,241	12,768	7,981
Rental property maintenance costs	2,900	2,174	5,644	4,089
Condominium rights and unit cost of sales	56,765	2,191	79,174	3,762
Resort and conference center operations	8,893	6,412	17,971	13,923
Provision for doubtful accounts	1,266	31	2,075	174
Demolition costs	1,496	3,435	1,613	5,951
Development-related marketing costs	5,594	5,299	11,837	9,522
General and administrative	19,606	17,497	38,569	34,379
Other income, net	(399)	(5,611)	(1,863)	(16,059)
Depreciation and amortization	25,069	11,473	46,579	21,982
Total expenses	183,591	117,850	322,224	202,556

Operating income	25,572	91,781	42,029	105,728

Interest income	271	18,625	407	20,813
Interest expense	(14,685)	(8,897)	(27,931)	(16,218)
Warrant liability gain (loss)	42,620	(67,370)	(66,190)	(163,810)
Reduction in tax indemnity receivable	—	(10,927)	—	(10,927)
Equity in earnings from Real Estate and Other Affiliates	1,081	6,587	2,869	12,655
Income (loss) before taxes	54,859	29,799	(48,816)	(51,759)
Provision for income taxes	4,274	44,532	6,558	49,305
Net income (loss)	50,585	(14,733)	(55,374)	(101,064)
Net income attributable to noncontrolling interests	(12)	(27)	(12)	(12)
Net income (loss) attributable to common stockholders	$50,573	$(14,760)	$(55,386)	$(101,076)

Basic income (loss) per share:	$1.28	$(0.37)	$(1.40)	$(2.56)

Diluted income (loss) per share:	$0.18	$(0.37)	$(1.40)	$(2.56)

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Comprehensive income (loss), net of tax:
Net income (loss)	$50,585	$(14,733)	$(55,374)	$(101,064)
Other comprehensive income (loss):
Interest rate swaps (a)	196	(81)	708	118
Capitalized swap interest (b)	(53)	(44)	(112)	(177)
Other comprehensive income	143	(125)	596	(59)
Comprehensive income (loss)	50,728	(14,858)	(54,778)	(101,123)
Comprehensive income attributable to noncontrolling interests	(12)	(27)	(12)	(12)
Comprehensive income (loss) attributable to common stockholders	$50,716	$(14,885)	$(54,790)	$(101,135)

(a)

Amount is shown net of deferred tax expense of $0.1 million and $0.6 million for the three and six months ended June 30, 2015, respectively. For the six months ended June 30, 2015 the higher deferred tax expense is due to the tax effect of the swap associated with the Ward Village loan resulting from the revocation of our REIT status. For the three and six months ended June 30, 2014, amounts are shown net of deferred tax benefit of zero and $0.1 million, respectively.

(b)

Net of deferred tax benefit of $0.1 million for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, amounts shown net of deferred tax benefit of zero and $0.1 million, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

(In thousands, except share amounts)	Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	39,576,344	$396	$2,829,813	$(583,403)	$(8,222)	$6,562	$2,245,146
Net loss		—	—	(101,076)	—	12	(101,064)
Preferred dividend payment on behalf of REIT subsidiary		—	—	—	—	(12)	(12)
Interest rate swaps, net of tax of $49		—	—	—	118	—	118
Capitalized swap interest, net of tax of $100		—	—	—	(177)	—	(177)
Stock plan activity	61,750	—	3,818	—	—	—	3,818
Balance, June 30, 2014	39,638,094	$396	$2,833,631	$(684,479)	$(8,281)	$6,562	$2,147,829

Balance, January 1, 2015	39,638,094	$396	$2,838,013	$(606,934)	$(7,712)	$3,743	$2,227,506
Net income (loss)		—	—	(55,386)	—	12	(55,374)
Distribution to noncontrolling interest		—	—	—	—	29	29
Interest rate swaps, net of tax of $555		—	—	—	708	—	708
Capitalized swap interest, net of tax of $41		—	—	—	(112)	—	(112)
Stock plan activity	76,911	2	4,253	—	—	—	4,255
Balance, June 30, 2015	39,715,005	$398	$2,842,266	$(662,320)	$(7,116)	$3,784	$2,177,012

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(55,374)	$(101,064)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	37,155	19,580
Amortization	9,424	2,402
Amortization of deferred financing costs	3,192	1,649
Amortization of intangibles other than in-place leases	472	289
Straight-line rent amortization	(2,727)	(711)
Deferred income taxes	6,135	47,514
Restricted stock and stock option amortization	3,232	3,818
Gain on disposition of asset	—	(2,373)
Warrant liability loss	66,190	163,810
Reduction in tax indemnity receivable	—	10,927
Interest income related to tax indemnity	—	(20,246)
Equity in earnings from Real Estate and Other Affiliates, net of distributions	1,437	(10,423)
Provision for doubtful accounts	2,075	174
Master Planned Community land acquisitions	(1,928)	(67,284)
Master Planned Community development expenditures	(83,868)	(55,162)
Master Planned Community cost of sales	44,792	59,281
Condominium development expenditures	(79,500)	(17,821)
Condominium and other cost of sales	75,991	3,762
Percentage of completion revenue recognition from sale of condominium rights and units	(121,370)	(7,484)
Non-monetary consideration relating to land sale	—	(13,789)
Net changes:
Accounts and notes receivable	(1,115)	23,845
Prepaid expenses and other assets	15,520	1,177
Condominium deposits received	18,423	103,240
Deferred expenses	240	(22,052)
Accounts payable and accrued expenses	(11,030)	(5,740)
Condominium deposits held in escrow	(18,423)	(103,240)
Condominium deposits released from escrow	90,425	—
Other, net	(325)	(4,811)
Cash provided by (used in) operating activities	(957)	9,268

Cash Flows from Investing Activities:
Property and equipment expenditures	(3,863)	(4,517)
Operating property improvements	(4,401)	(1,707)
Property developments and redevelopments	(364,044)	(292,128)
Proceeds from insurance claims	—	6,227
Proceeds from dispositions	—	5,500
Investment in KR Holdings, LLC	9,121	—
Investments in Real Estate and Other Affiliates, net	(501)	(2,117)
Change in restricted cash	(1,485)	(2,225)
Cash used in investing activities	(365,173)	(290,967)

Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	310,822	164,051
Principal payments on mortgages, notes and loans payable	(14,900)	(33,581)
Deferred financing costs	(1,614)	(4,139)
Preferred dividend payment on behalf of REIT subsidiary	—	(12)
Cash provided by financing activities	294,308	126,319

Net change in cash and cash equivalents	(71,822)	(155,380)
Cash and cash equivalents at beginning of period	560,451	894,948
Cash and cash equivalents at end of period	$488,629	$739,568

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$48,460	$41,628
Interest capitalized	23,074	23,965
Income taxes paid	2,067	1,370

Non-Cash Transactions:
Special Improvement District bond transfers associated with land sales	3,340	6,516
Property developments and redevelopments	(4,534)	51,377
Accrued interest on construction loan borrowing	1,359	—
MPC Land contributed to Real Estate Affiliates	15,234	—
Special Improvement District bond transfers to Real Estate Affiliates	(1,518)	—
Capitalized stock compensation	1,262	—

See Notes to Condensed Consolidated Financial Statements

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”). Such Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the full fiscal year.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements up to the date and time this Quarterly Report was filed.

NOTE 2 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The standard requires a retrospective application to reflect the period-specific effects of applying the new guidance. The Company will begin presenting the carrying value of debt facilities, net of the debt issuance costs, in the first quarter of 2016.  The Company does not expect the adoption of this ASU to have a material impact on the Company’s Consolidated Financial Statements

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” This ASU affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The standard is effective for interim and annual periods beginning after December 15, 2015, and permits the use of a modified retrospective or retrospective approach. The Company does not expect the adoption of this ASU to have a material impact on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. This ASU becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU states that entities should recognize revenue to properly depict the transfer of negotiated goods or services to customers in an amount that properly reflects the agreed upon consideration which the entity expects to be exchanged. The standard is effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact of the adoption of this ASU on the Company’s Consolidated Financial Statements.

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

As of June 30, 2015, the estimated $181.1 million fair value for the Sponsors Warrants representing warrants to purchase 1,916,667 shares and the estimated $251.2 million fair value for the Management Warrants representing warrants to purchase 2,862,687 shares have been recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsors Warrants and Management Warrants were $157.1 million and $209.0 million, respectively, as of December 31, 2014. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 6 – Fair Value of Financial Instruments. Decreases and increases in the fair value of the Sponsors Warrants and the Management Warrants are recognized as either warrant liability gains or losses, respectively, in the Consolidated Statements of Operations.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Basic EPS:
Numerator:
Net income (loss)	$50,585	$(14,733)	$(55,374)	$(101,064)
Net income attributable to noncontrolling interests	(12)	(27)	(12)	(12)
Net income (loss) attributable to common stockholders	$50,573	$(14,760)	$(55,386)	$(101,076)

Denominator:
Weighted average basic common shares outstanding	39,468	39,458	39,467	39,456

Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$50,573	$(14,760)	$(55,386)	$(101,076)
Less: Warrant liability gain	(42,620)	—	—	—
Adjusted net income (loss) attributable to common stockholders	$7,953	$(14,760)	$(55,386)	$(101,076)

Denominator:
Weighted average basic common shares outstanding	39,468	39,458	39,467	39,456
Restricted stock and stock options	438	—	—	—
Warrants	3,291	—	—	—
Weighted average diluted common shares outstanding	43,197	39,458	39,467	39,456

Basic income (loss) per share:	$1.28	$(0.37)	$(1.40)	$(2.56)

Diluted income (loss) per share:	$0.18	$(0.37)	$(1.40)	$(2.56)

The diluted EPS computation for the three months ended June 30, 2015 excludes 125,769 stock options. The diluted EPS computation for the six months ended June 30, 2015 excludes 1,048,750 stock options, 242,055 shares of restricted stock,  1,916,667 shares of common stock underlying the Sponsors Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti-dilutive.

The diluted EPS computations for the three and six months ended June 30, 2014 excludes 1,040,240 stock options, 172,690 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsor Warrants and 2,862,687 shares of common stock underlying the Management Warrants. All such amounts are excluded from the respective diluted EPS computations because their inclusion would have been anti-dilutive.

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

No impairment charges were recorded during the six months ended June 30, 2015 or 2014. We continually evaluate our strategic alternatives with respect to each of our properties and may revise our strategy from time to time, including our intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, we may decide to sell property that is held for use and the sale price may be less than the carrying amount. As a result, these changes in strategy could result in impairment charges in future periods.

NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents, for each of the fair value hierarchy levels required under FASB Accounting Standards (“ASC”) 820 Fair Value Measurement, our assets and liabilities that are measured at fair value on a recurring basis.

	June 30, 2015				December 31, 2014
	Fair Value Measurements Using				Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)				(In thousands)
Assets:
Cash equivalents	$18	$18	$—	$—	$75,027	$75,027	$—	$—
Liabilities:
Warrants	432,270	—	—	432,270	366,080	—	—	366,080
Interest rate swaps	2,993	—	2,993	—	3,144	—	3,144	—

Cash equivalents consist of registered money market mutual funds which invest in United States treasury securities that are valued at the net asset value of the underlying shares in the funds as of the close of business at the end of each period. The fair value approximates carrying value.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements of our Sponsors and Management Warrants using significant unobservable inputs (Level 3):

	2015	2014
	(In thousands)
Balance as of January 1	$366,080	$305,560
Warrant liability loss (a)	66,190	163,810
Balance as of June 30	$432,270	$469,370

(a)	All losses during 2015 and 2014 were unrealized.

The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data. Changes in the fair values of the Sponsors Warrants and the Management Warrants are recognized in earnings as a warrant liability gain or loss.

The significant unobservable inputs used in the fair value measurement of our warrants designated as Level 3 as of June 30, 2015 are as follows:

			Unobservable Inputs
	Fair Value	Valuation Technique	Expected Volatility (a)	Marketability Discount (b)
	(In thousands)
Warrants	$432,270	Option Pricing Valuation Model	24.1%	14.0% - 16.0%

(a)	Based on our implied equity volatility.
(b)	Represents the discount rate for lack of marketability of the Management Warrants. The discount rates ranged from 18.0%-20.0% at December 31, 2014.

Generally,  an increase in expected volatility would increase the fair value of the liability, while a decrease in expected volatility would decrease the fair value of the liability, and the impact of the volatility on fair value diminishes as the market value of the stock increases above the strike price. As the period of restriction lapses, the marketability discount reduces to zero and increases the fair value of the warrants.

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

		June 30, 2015		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:		(In thousands)
Cash and cash equivalents	Level 1	$488,611	$488,611	$485,424	$485,424
Notes receivable, net (a)	Level 3	25,138	25,138	28,630	28,630

Liabilities:
Fixed-rate debt	Level 2	$1,047,606	$1,102,460	$1,030,554	$1,050,333
Variable-rate debt	Level 2	1,238,568	1,238,568	962,916	962,916
Total mortgages, notes and loans payable		$2,286,174	$2,341,028	$1,993,470	$2,013,249

(a)	Notes receivable is shown net of an allowance of $0.3 million as of June 30, 2015 and $0.5 million as of December 31, 2014.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Notes receivable are carried at net realizable value which approximates fair value. The estimated fair values are based on certain factors, such as current interest rates, terms of the note and credit worthiness of the borrower.

The fair value of fixed-rate debt in the table above, not including our Senior Notes (please refer to Note 8 – Mortgages, Notes and Loans Payable), was estimated based on a discounted future cash payment model, which includes risk premiums and a risk free rate derived from the current London Interbank Offered Rate (“LIBOR”) or U.S. Treasury obligation interest rates. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity. The fair values of our Senior Notes, included in fixed rate debt in the table above, are based upon the last trade price closest to the end of the period presented.

The carrying amounts for our variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value because of the short‑term maturity of these instruments.

NOTE 7 REAL ESTATE AND OTHER AFFILIATES

In the ordinary course of business, we enter into partnerships or joint ventures primarily for the development and operations of real estate assets that are referred to as “Real Estate Affiliates”. These partnerships or joint ventures are accounted for in accordance with FASB ASC 810 Consolidation.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Our investment in real estate and other affiliates that are reported on the equity and cost methods are as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In percentages)		(In thousands)		(In thousands)
Equity Method Investments
Master Planned Communities:
Discovery Land	N/A	N/A	$12,052	$—	$—	$—	$—	$—
Operating Assets:
Millennium Woodlands Phase II, LLC (a) (b)	81.43%	81.43%	—	1,023	(489)	(99)	(1,150)	(135)
Stewart Title	50.00%	50.00%	3,714	3,869	302	425	496	518
Summerlin Las Vegas Baseball Club, LLC (b)	50.00%	50.00%	10,833	10,548	401	302	284	176
The Metropolitan Downtown Columbia (c)	50.00%	50.00%	4,472	4,800	(89)		(408)
Woodlands Sarofim	20.00%	20.00%	2,587	2,595	35	40	75	97
Strategic Developments:
Circle T Ranch and Power Center	50.00%	50.00%	9,004	9,004	—	—	—	—
HHMK Development (b)	50.00%	50.00%	10	10	10	193	549	483
KR Holdings (b)	50.00%	50.00%	688	9,183	911	5,726	1,276	9,735
Parcel C (b)	50.00%	50.00%	6,998	8,737	—	—	—	—
Summerlin Apartments, LLC (b)	50.00%	50.00%	1,661	—	—	—	—	—
			52,019	49,769	1,081	6,587	1,122	10,874
Cost basis investments			3,940	3,917	—	—	1,747	1,781
Investment in Real Estate and Other Affiliates			$55,959	$53,686	$1,081	$6,587	$2,869	$12,655

N/A – Not Applicable

(a)	Millennium Woodlands Phase II, LLC was placed into service in the beginning of the third quarter of 2014.
(b)	Equity method variable interest entities.
(c)	The Metropolitan Downtown Columbia was placed into service in the first quarter 2015.

We are not the primary beneficiary of any of the equity method variable interest entities listed above because we do not have the power to direct activities that most significantly impact the economic performance of such joint ventures; therefore, we report our interests on the equity method. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs. The aggregate carrying value of the unconsolidated VIEs was $20.2 million and $29.5 million as of June 30, 2015 and December 31, 2014, respectively, and was classified as Investments in Real Estate and Other Affiliates in the Consolidated Balance Sheets.

As of June 30, 2015, approximately $100.1 million of indebtedness was secured by the properties owned by our Real Estate and Other Affiliates of which our share was approximately $60.1 million based upon our economic ownership. All of this indebtedness is non-recourse to us.

The Company is the primary beneficiary of one VIE which is consolidated in the financial statements. The creditors of the consolidated VIE do not have recourse to the Company. As of June 30, 2015, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.3 million and $0.9 million, respectively. As of December 31, 2014, the carrying values of the assets and liabilities associated with operations of the consolidated VIE were $21.1 million and $0.6 million, respectively. The assets of the VIE are restricted for use only by the particular VIE and are not available for our general operations.

Our recent and more significant investments in Real Estate Affiliates and the related accounting considerations are described below.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Discovery Land

During the first quarter 2015, our joint venture with Discovery Land Company (“Discovery Land”) was formed, and we contributed land with a book basis of $13.4 million and transferred SID bonds related to such land with a carrying value of $1.3 million to the joint venture at the agreed upon value of $226,000 per acre, or $125.4 million. At the time of our contribution, we determined that the entity did not meet the criterion of a VIE. Because our partner has substantive participation rights we do not control the joint venture, and we account for it using the equity method. Discovery Land is required to fund up to a maximum of $30.0 million cash as their capital contribution and we have no further capital obligations.

After receipt of our capital contribution and a 5.0% preferred return, Discovery Land is entitled to all remaining cash distributed by the joint venture until two times its equity contribution has been repaid. Any further cash distributions are shared 50/50. Discovery Land is the manager on the project, and development began in the second quarter 2015 with the first lot closings expected to begin by the end of 2015.

ONE Ala Moana Condominium Project

KR Holdings is a 50/50 joint venture that was formed to develop a 206-unit luxury condominium tower at the One Ala Moana Center in Honolulu, Hawaii. The venture substantially completed construction in the fourth quarter 2014 and closed on the sale of 201 out of 206 total units. The venture used the percentage of completion method to recognize earnings. All remaining units available for sale were sold and closed during the six months ended June 30, 2015.

Millennium Woodlands Phase II, LLC

On May 14, 2012, we entered into a joint venture, Millennium Woodlands Phase II, LLC (“Millennium Phase II”), with The Dinerstein Companies, for the construction of a new 314-unit Class A multi‑family complex in The Woodlands Town Center. Our partner is the managing member of Millennium Phase II. As the managing member, our partner controls, directs, manages and administers the affairs of Millennium Phase II. On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million, our partner’s contribution of $3.0 million in cash and a construction loan in the amount of $37.7 million which is guaranteed by our partner. The development of Millennium Phase II further expands our multi‑family portfolio in The Woodlands Town Center. During 2014, the joint venture completed construction, was placed in service and transferred into the Operating Assets segment.

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

Summerlin Apartments, LLC

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment development in Summerlin, Nevada. We, and our partner, each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. This project represents the first residential development in Summerlin’s 400-acre downtown. In the first quarter 2015, we

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

contributed a 4.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture. Our partner contributed $3.2 million of cash for their 50% interest, acts as the development manager, funded all pre-development activities, obtained construction financing in the first quarter 2015 and provided guarantees required by the lender. Upon a sale of the property, we are entitled to 50% of the proceeds up to, and 100% of the proceeds in excess of, an amount determined by applying a 7.0% capitalization rate to net operating income (“NOI”). The venture commenced construction in February 2015 with the first units expected to become available for rent by second quarter 2016.

Summerlin Las Vegas Baseball Club, LLC

On August 6, 2012, we entered into a joint venture for the purpose of acquiring 100% of the operating assets of the Las Vegas 51s, a Triple‑A baseball team, which is a member of the Pacific Coast League. We own 50% of the venture and our partners jointly own the remaining 50%. Unanimous consent of the partners is required for all major decisions. As of the date the joint venture acquired the baseball team, we had funded our capital contribution of $10.5 million. Our strategy in owning an interest is to pursue a potential relocation of the team to a to‑be‑built stadium in our Summerlin master planned community. Efforts to relocate the team are ongoing and there can be no assurance that such a stadium will ultimately be built.

The Metropolitan Downtown Columbia Project

On October 27, 2011, we entered into a joint venture, Parcel D Development, LLC (“Parcel D”), with Kettler to construct a 380-unit Class A apartment building with ground floor retail space in downtown Columbia, Maryland. We, and our partner, each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. On July 11, 2013, the joint venture closed a $64.1 million construction loan, which is non‑recourse to us, and $56.2 million is outstanding as of June 30, 2015. The loan bears interest at one-month LIBOR plus 2.40% and matures in July 2020. At loan closing, our land contribution was valued at $53,500 per unit, or $20.3 million, and Kettler contributed $13.3 million in cash, of which $7.0 million was distributed to us. Both we and Kettler made additional contributions of $3.1 million to the joint venture in accordance with the loan agreement, thus increasing our total capital account to $16.4 million. The venture substantially completed construction of The Metropolitan Downtown Columbia Project during the first quarter of 2015 and the property was reclassified into our Operating Assets segment.

NOTE 8 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$1,030,090	$1,008,165
Special Improvement District bonds	17,516	22,389
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	1,238,568	962,916
Total mortgages, notes and loans payable	$2,286,174	$1,993,470

(a)	As more fully described below, $212.0 million of variable‑rate debt has been swapped to a fixed rate for the term of the related debt.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents our mortgages, notes, and loans payable by property:

				Maximum	Carrying Value
		Interest		Facility	June 30,	December 31,
$ In thousands	Maturity (a)	Rate		Amount	2015	2014
Master Planned Communities
Bridgeland Land Loan	June 2022	5.50%			$15,874	$15,874
Bridgeland Development Loan	July 2016	5.00%		$30,000	25,106	10
Summerlin South SID Bonds - S108	December 2016	5.95%			411	563
Summerlin South SID Bonds - S124	December 2019	5.95%			177	236
Summerlin South SID Bonds - S128	December 2020	6.05%			535	623
Summerlin South SID Bonds - S128C	December 2030	6.05%			5,025	5,274
Summerlin South SID Bonds - S132	December 2020	6.00%			1,844	2,936
Summerlin South SID Bonds - S151	June 2025	6.00%			4,714	6,211
Summerlin West SID Bonds - S808/S810	April 2031	6.00%			1,069	2,805
The Woodlands Master Credit Facility (c)	August 2018	2.94%	(b)	200,000	192,663	176,663
Master Planned Communities Total					247,418	211,195

Operating Assets
10-60 Columbia Corporate Centers (d)	May 2022	2.67%	(b)		80,000	—
70 Columbia Corporate Center	July 2019	2.44%	(b)		20,000	20,000
Columbia Regional Building	March 2018	2.19%	(b)	23,008	22,122	20,513
Downtown Summerlin	July 2019	2.44%	(b)	311,800	276,417	229,153
Downtown Summerlin SID Bonds - S108	December 2016	5.95%			310	310
Downtown Summerlin SID Bonds - S128	December 2030	6.05%			3,431	3,431
One Hughes Landing	December 2029	4.30%			52,000	52,000
Two Hughes Landing	September 2018	2.84%	(b)	41,230	31,250	19,992
Hughes Landing Retail	December 2018	2.14%	(b)	36,575	23,393	17,424
1701 Lake Robbins	April 2017	5.81%			4,600	4,600
Millennium Waterway Apartments	June 2022	3.75%			55,584	55,584
110 N. Wacker	October 2019	5.21%	(e)		28,370	29,000
9303 New Trails	December 2023	4.88%			12,906	13,074
One Lake's Edge	November 2018	2.69%	(b)	73,525	59,169	40,787
Outlet Collection at Riverwalk	October 2018	2.94%	(b)	64,400	55,454	47,118
3831 Technology Forest Drive	March 2026	4.50%			22,940	—
The Woodlands Resort & Conference Center	February 2019	3.69%	(b)	95,000	83,109	76,027
Ward Village (f)	September 2016	3.36%	(b)	250,000	238,716	238,716
20/25 Waterway Avenue	May 2022	4.79%			14,221	14,330
3 Waterway Square	August 2028	3.94%			52,000	52,000
4 Waterway Square	December 2023	4.88%			37,797	38,289
Capital lease obligations	various	3.60%			91	135
Operating Assets Total					1,173,880	972,483

Strategic Developments
1725-35 Hughes Landing Boulevard	June 2019	2.09%	(b)	143,000	72,617	47,513
Lakeland Village Center	May 2020	2.54%	(b)	14,000	—	—
Three Hughes Landing	December 2019	2.54%	(b)	65,455	9,695	—
Hughes Landing Hotel	October 2020	2.69%	(b)	37,100	1,133	—
Waiea and Anaha Condominiums	November 2019	6.94%	(b)	600,000	7,985	—
Waterway Square Hotel	August 2019	2.84%	(b)	69,300	11,369	—
Strategic Developments Total					102,799	47,513

Other Corporate Financing Arrangements	June 2018	3.00%		22,700	19,313	19,968
Senior Notes	October 2021	6.88%			750,000	750,000
Unamortized underwriting fees					(7,236)	(7,689)
					$2,286,174	$1,993,470

(a)	Maturity date includes any extension periods that can be exercised at our option and are subject to customary extension terms.
(b)	The interest rate presented is based on the one month LIBOR rate, as applicable, which was 0.19% at June 30, 2015.
(c)	The Woodlands Credit Facility was amended and restated on July 31, 2015.
(d)	$40.0 million of the outstanding principal balance is swapped to a 3.41% fixed rate maturity.
(e)	The $29.0 million outstanding principal balance is swapped to a 5.21% fixed rate through maturity.
(f)	$143.0 million of the outstanding principal balance is swapped to a 3.81% fixed rate maturity.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The weighted average interest rate on our mortgages, notes and loans payable, inclusive of interest rate hedges, was 4.43% and 4.61% as of June 30, 2015 and December 31, 2014, respectively.

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

The Woodlands Master Credit Facility and The Woodlands Resort & Conference Center loans are recourse to the entities that directly own The Woodlands operations. Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance, or a percentage of the loan balance. As of June 30, 2015, land, buildings and equipment and developments with a cost basis of $2.5 billion have been pledged as collateral for our mortgages, notes and loans payable.

As of June 30, 2015, we were in compliance with all of the financial covenants related to our debt agreements.

Master Planned Communities

The Woodlands Master Credit Facility was amended and restated on July 31, 2015 to a $200.0 million maximum facility amount consisting of a $100.0 million term loan and a $100.0 million revolver (together, the “TWL Facility”). The TWL Facility bears interest at one-month LIBOR plus 2.75% and has an August 2016 initial maturity date with two, one–year extension options. The extension options require a reduction of the total commitment to $175.0 million for the first extension and semi-annual principal payments of $25.0 million during the second extension period. The TWL Facility also contains certain covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to us based on a loan‑to‑value test. The amendment also modified certain covenants to allow for more construction loan guarantees by the entities that directly own The Woodlands than would otherwise have been permitted by the prior facility.  As of June 30, 2015, there is no undrawn availability based on the collateral value underlying the facility.

The Bridgeland Land Loan bears a fixed interest rate of 5.50% for the first five years and three-month LIBOR plus 2.75% for the remaining term and matures in June 2022. Annual principal payments are required in the amount of 5.00% of the then outstanding principal balance. In addition, Bridgeland has a revolving credit facility with aggregate maximum borrowing capacity of $140.0 million, of which $130.3 million has been utilized as of June 30, 2015, and which has a $30.0 million maximum outstanding loan amount at any time. The revolving loan bears interest at the greater of 5.00% or one-month LIBOR plus 3.25%. In June 2015, we obtained a one-year extension for the revolver, which now matures on July 15, 2016. We expect to refinance this loan prior to its maturity. This loan is intended to provide working capital at Bridgeland to accelerate development efforts to meet the demand of homebuilders for finished lots in the community. The

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Bridgeland loans are cross‑collateralized and cross‑defaulted and the Bridgeland Master Planned Community serves as collateral for the loans. The loans also require that Bridgeland maintain a minimum $3.0 million cash balance and a minimum net worth of $250.0 million. Additionally, we are restricted from making cash distributions from Bridgeland unless the revolving credit facility has no outstanding balance and one year of real estate taxes and debt service on the term loan have been escrowed with the lender.

Operating Assets

On May 6, 2015, we closed on an $80.0 million non-recourse mortgage financing for the 10-60 Columbia Corporate Center office buildings. The loan bears interest at LIBOR plus 1.75% and has an initial maturity date of May 6, 2020, with two,  one-year extension options.

On March 25, 2015, we closed on a $23.0 million non-recourse mortgage financing for 3831 Technology Forest Drive. The loan bears fixed interest at 4.50% and matures on March 24, 2026.

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

NOTE 9 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2015, the ineffective portion recorded in earnings was insignificant.

As of June 30, 2015, we had gross notional amounts of $211.4 million for interest rate swaps and a $100.0 million interest rate cap that were designated as cash flow hedges of interest rate risk. The fair value of the interest rate cap derivative was insignificant.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable‑rate debt. Over the next 12 months, we estimate that an additional $2.5 million will be reclassified to interest expense.

The table below presents the fair value of our derivative financial instruments, which are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	June 30,	December 31,
	2015	2014
	(In thousands)
Interest Rate Swaps	$2,993	$3,144

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Location of Loss	2015	2014
Cash Flow Hedges	Amount of Loss Recognized in OCI	Amount of Loss Recognized in OCI	Reclassified from AOCI into Earnings	Amount of Loss Reclassified from AOCI into Earnings	Amount of Loss Reclassified from AOCI into Earnings
	(In thousands)			(In thousands)

Interest Rate Swaps	$(240)	$(629)	Interest Expense	$(436)	$(548)

	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Location of Loss	2015	2014
Cash Flow Hedges	Amount of Loss Recognized in OCI	Amount of Loss Recognized in OCI	Reclassified from AOCI into Earnings	Amount of Loss Reclassified from AOCI into Earnings	Amount of Loss Reclassified from AOCI into Earnings
	(In thousands)			(In thousands)

Interest Rate Swaps	$(103)	$(971)	Interest Expense	$(811)	$(1,089)

NOTE 10 INCOME TAXES

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

On May 6, 2011, GGP filed Tax Court petitions on behalf of the two former REIT subsidiaries of GGP seeking a redetermination of federal income tax for the years 2007 and 2008.  The petitions sought to overturn determinations by the IRS that the taxpayers were liable for combined deficiencies totaling $144.1 million.  The case was heard by the Tax Court in November 2012 and filed its ruling in favor of the IRS on June 2, 2014.

In December 2014, we entered into a tax indemnity and mutual release agreement with GGP (the “Settlement Agreement”)

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

pursuant to which, in consideration of the full satisfaction of GGP’s obligation for reimbursement of taxes and interest related to certain assets in our Master Planned Communities segment prior to March 31, 2010, GGP (i) made a cash payment to us in the amount of $138.0 million and (ii) conveyed to us fee simple interest in six office properties and related parking garages located in Columbia, Maryland, known as 10-60 Columbia Corporate Center, for an agreed upon total value of $130.0 million.  Under the Settlement Agreement, the Company now controls the right to decide whether to appeal the decision rendered by the Tax Court. On December 15, 2014, the Company paid the MPC Taxes and filed an appeal of the decision to the Fifth Circuit Court of Appeals.  The appeal seeks to overturn the lower court decision and allow the Company to continue to use its current method of tax accounting for the sale of assets in the Company’s Master Planned Communities Segment.  If the decision stands, we may be required to change our method of tax accounting for certain transactions, which could affect the timing of our future tax payments.  The appellate court has tentatively scheduled this case for oral arguments during the week beginning August 31, 2015.

Unrecognized tax benefits pursuant to uncertain tax positions were  $184.2 million as of June 30, 2015 and December 31, 2014, none of which would impact our effective tax rate. This amount is not reduced for either amounts reclassified under ASU 2013-11, or payments made to the IRS pursuant to the appeal filed with the Fifth Circuit Court of Appeals. A significant amount of the unrecognized tax benefits is related to the appeal of the Tax Court decision, which is expected to be resolved within the next 12 months.

We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable and changes in valuation allowances that cause our effective tax rate to deviate from statutory rates. The effective tax rates based upon actual operating results were 7.8% and (13.4)% for the three and six months ended June 30, 2015 compared to 149.6% and (95.2)% for the three and six months ended June 30, 2014. The changes in the tax rates were primarily attributable to changes in the warrant liability, valuation allowance and unrecognized tax benefits.

We file a consolidated corporate tax return which, through December 31, 2014, includes all of our subsidiaries with the exception of Victoria Ward, Limited (“Ward”). Ward elected to be taxed as a REIT commencing with the taxable year beginning January 1, 2002 and ending with the taxable year ending December 31, 2014.  Beginning on January 1, 2015, Ward will be included in our consolidated tax return.

NOTE 11 STOCK BASED PLANS

Our stock based plans are described, and informational disclosures are provided, in the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2014.

Stock Options

The following table summarizes our stock option plan:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at January 1, 2015	1,046,490	$72.61
Granted	67,000	147.33
Forfeited	(64,740)	106.52
Stock Options outstanding at June 30, 2015	1,048,750	$75.38

For the three and six months ended June 30, 2015, stock option expense was $0.7 million and $0.9 million, respectively. For the three and six months ended June 30, 2014, stock option expense was $1.0 million and $2.0 million, respectively.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Restricted Stock

The following table summarizes restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at January 1, 2015	172,690	$92.02
Granted	80,913	121.59
Vested	(7,546)	147.56
Forfeited	(4,002)	99.33
Restricted Stock outstanding at June 30, 2015	242,055	$100.05

For the three and six months ended June 30, 2015, compensation expense related to restricted stock awards was $1.2 million and $2.1 million, respectively. For the three and six months ended June 30, 2014, compensation expense related to restricted stock awards was $1.0 million and $1.8 million, respectively

NOTE 12 OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of prepaid expenses and other assets.

	June 30,	December 31,
	2015	2014
	(In thousands)
Special Improvement District receivable	$31,866	$33,318
Equipment, net of accumulated depreciation of $3.2 million and $2.4 million, respectively	19,528	20,284
Tenant incentives and other receivables	19,843	14,264
Federal income tax receivable	8,623	8,629
Prepaid expenses	7,869	9,196
Below-market ground leases	19,494	19,663
Condominium deposits	79,590	151,592
Condominium receivables	42,491	—
Security and escrow deposits	12,353	9,829
Above-market tenant leases	4,089	4,656
Uncertain tax position asset	422	383
In-place leases	26,558	32,715
Intangibles	3,932	3,593
Other	1,593	2,014
	$278,251	$310,136

The $31.9 million decrease as of June 30, 2015 compared to December 31, 2014 primarily relates to a $72.0 million decrease in condominium deposits at Ward Village due to utilization of deposits for construction costs. The  $6.2 million decrease related to in-place leases is attributable to normal amortization of these intangibles, and is primarily due to the recently acquired 10-60 Columbia Corporate Center office buildings. These decreases are partially offset by a $42.5 million increase in condominium receivables, which represents revenue recognized in excess of buyer deposits received for our Waiea and Anaha projects.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of accounts payable and accrued expenses.

	June 30,	December 31,
	2015	2014
	(In thousands)
Construction payables	$192,210	$170,935
Accounts payable and accrued expenses	27,009	34,154
Condominium deposits	22,102	82,150
Membership deposits	21,346	21,023
Above-market ground leases	2,192	2,272
Deferred income	69,502	65,675
Accrued interest	15,239	14,791
Accrued real estate taxes	9,639	9,903
Tenant and other deposits	31,181	12,756
Accrued payroll and other employee liabilities	16,822	25,838
Interest rate swaps	2,993	3,144
Other	27,763	23,376
	$437,998	$466,017

The $28.0 million decrease as of June 30, 2015 compared to December 31, 2014 is primarily due to the decrease of $60.0 million in condominium deposits for the two market rate towers at Ward Village as revenue was recognized during the period, $9.0 million decrease in accrued payroll and other employee liabilities due to annual incentive compensation payments, which are accrued for throughout the year and typically paid in the first quarter, and a $7.1 million decrease in accounts payable and accrued expenses. These decreases are partially offset by a $21.3 million increase in construction payables primarily due to continued development activities at Ward Village, 1725-35 Hughes Landing Boulevard, South Street Seaport, Waterway Hotel, Hughes Landing Hotel and Three Hughes Landing, and an $18.4 million increase in tenant and other deposits primarily related to tenant incentives at 1725-35 Hughes Landing Boulevard.

NOTE 13 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The following table summarizes AOCI for the period indicated:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)

Gains and (Losses) on Cash Flow Hedges

(In Thousands)

For the Three Months Ended June 30, 2015
Balance as of March 31, 2015	$(7,259)

Other comprehensive loss before reclassifications	(293)
Amounts reclassified from accumulated other comprehensive loss	436
Net current-period other comprehensive income	143
Balance as of June 30, 2015	$(7,116)

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

For the Six Months Ended June 30, 2015
Balance as of January 1, 2015	$(7,712)

Other comprehensive income before reclassifications	(215)
Amounts reclassified from accumulated other comprehensive loss	811
Net current-period other comprehensive income	596
Balance as of June 30, 2015	$(7,116)

(a)	All amounts are net of tax.

The following table summarizes the amounts reclassified out of AOCI for the period indicated:

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

(In Thousands)

	Amounts reclassified from Accumulated Other
	Comprehensive Income (Loss)
	For the Three Months Ended	For the Six Months Ended	Affected line item in the
Accumulated Other Comprehensive Income (Loss) Components	June 30, 2015	June 30, 2015	Statement of Operations
Gains and losses on cash flow hedges
Interest rate swap contracts	$(705)	$(1,301)	Interest expense
	269	490	Provision for income taxes
Total reclassifications for the period	$(436)	$(811)	Net of tax

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

We had outstanding letters of credit and surety bonds totaling $76.0 million and $53.7 million as of June 30, 2015 and December 31, 2014, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

On June 27, 2013, the City of New York executed the amended and restated ground lease for South Street Seaport. The restated lease terms provide for annual fixed rent of $1.2 million starting July 1, 2013 with an expiration of December 30, 2072, including options to extend. The rent escalates at 3.0% compounded annually. On July 1, 2048 the base rent will be adjusted to the higher of the fair market value or the then base rent. In addition to the annual base rent of $1.2 million, we are required to make annual payments of $210,000 as additional rent through the term of the lease. The additional rent escalates annually at the Consumer Price Index. We are entitled to a total rent credit of $1.5 million, to be taken monthly over a 30-month period. Simultaneously with the execution of the lease, we executed a completion guaranty for the redevelopment of Pier 17. The completion guaranty requires us to perform certain obligations under the lease, including the commencement of construction by October 1, 2013 with a scheduled completion date in 2017.

In the fourth quarter of 2012, the historic area of South Street Seaport suffered damage due to flooding as a result of Superstorm Sandy. Reconstruction efforts are ongoing and the property is only partially operating. We have received $47.9 million in insurance proceeds through June 30, 2015 related to our claim and recognized Other income of $0.3

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

million for the six months ended June 30, 2015 for the amounts received during that period. We are in litigation with several of the insurance carriers to recover additional amounts that we believe are owed to us under the policies. We believe that our insurance will reimburse substantially all of the costs of repairing the property and will also compensate us for substantially all lost income resulting from the storm.

Please refer to Note 10 – Income Taxes for additional contingencies related to our uncertain tax positions.

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

•

Operating Assets – includes retail, office, and multi-family properties, The Woodlands Resort & Conference Center, The Club at Carlton Woods and other real estate investments. These assets are currently generating revenues, and we believe there is an opportunity to redevelop, reposition, or sell certain of these assets to improve segment performance.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The assets included in each segment as of June 30, 2015, are contained in the following chart

Master Planned
Communities	Operating Assets		Strategic Developments

	Retail	Office	Under Construction	Other
• Bridgeland	▪ Columbia Regional Building	▪ 10-70 Columbia Corporate Center	▪ Anaha Condominiums	▪ Alameda Plaza
• Conroe	▪ Cottonwood Square	▪ Columbia Office Properties	▪ Three Hughes Landing	▪ ONE Ala Moana (d)
• Maryland	▪ Creekside Village Green (b)	▪ One Hughes Landing	▪ 1725-35 Hughes Landing	▪ Alden Bridge Self-Storage
• Summerlin (a)	▪ Downtown Summerlin	▪ Two Hughes Landing	Boulevard	▪ AllenTowne
• The Woodlands	▪ Hughes Landing Retail (b)	▪ 2201 Lake Woodlands Drive	▪ Hughes Landing Hotel	▪ Bridges at Mint Hill
	▪ 1701 Lake Robbins	▪ 9303 New Trails	(Embassy Suites)	▪ Century Plaza Mall
	▪ Landmark Mall	▪ 110 N. Wacker	▪ Lakeland Village Center	▪ Circle T Ranch and
	▪ Outlet Collection at Riverwalk	▪ 3831 Technology Forest Drive	▪ Summerlin Apartments, LLC (c)	Power Center (c)
	▪ Park West	▪ 3 Waterway Square	▪ Waiea Condominiums	▪ Cottonwood Mall
	▪ South Street Seaport	▪ 4 Waterway Square	▪ Waterway Square Hotel	▪ Elk Grove Promenade
	(under construction)	▪ 1400 Woodloch Forest	(Westin)	▪ 80% Interest in Fashion
	▪ Ward Village			Show Air Rights
	▪ 20/25 Waterway Avenue			▪ Kendall Town Center
	▪ Waterway Garage Retail			▪ Lakemoor (Volo) Land
▪ Maui Ranch Land
	Other			▪ Parcel C (c)
	▪ Golf Courses at TPC Summerlin	▪ Stewart Title of Montgomery		▪ Seaport District Assemblage
	and TPC Las Vegas	County, TX (c)		▪ Ward Block M
	(participation interest)	▪ Summerlin Hospital Medical		▪ Ward Gateway Towers
	▪ Kewalo Basin Harbor	Center (c)		▪ Ward Workforce Tower
	▪ Merriweather Post Pavilion	▪ Summerlin Las Vegas		▪ West Windsor
	▪ Millennium Waterway Apartments	Baseball Club (c)
	▪ Millennium Woodlands	▪ The Metropolitan Downtown
	Phase II (c)	Columbia Project (b) (c)
	▪ One Lake's Edge (b)	▪ The Club at Carlton Woods
	▪ 85 South Street	▪ The Woodlands Resort &
Conference Center
▪ The Woodlands Parking Garages
▪ Woodlands Sarofim #1 (c)

(a)	The Summerlin MPC includes our Discovery Land joint venture.
(b)	Asset was placed in service and moved from the Strategic Developments segments to the Operating Assets segment during 2015.
(c)	A non-consolidated investment.
(d)	Asset consists of two equity method investments. Construction was substantially completed in the fourth quarter of 2014 and the last available unit was sold in the second quarter of 2015.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Segment operating results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(In thousands)		(In thousands)
Master Planned Communities
Land sales	$45,433	$153,164	$93,514	$200,835
Builder price participation	7,907	3,843	13,605	7,940
Minimum rents	215	207	430	404
Other land revenues	3,140	2,689	6,426	5,193
Other rental and property revenues	9	108	7	175
Total revenues	56,704	160,011	113,982	214,547

Cost of sales – land	24,236	42,719	48,132	65,797
Land sales operations	9,721	9,275	17,300	16,579
Land sales real estate and business taxes	2,242	2,135	4,646	4,089
Depreciation and amortization	95	103	190	203
Interest income	(15)	(22)	(31)	(79)
Interest expense (*)	(4,684)	(4,813)	(9,446)	(9,879)
Total expenses	31,595	49,397	60,791	76,710
MPC EBT	25,109	110,614	53,191	137,837

Operating Assets
Minimum rents	36,697	21,918	71,009	41,818
Tenant recoveries	10,693	6,941	20,266	12,825
Resort and conference center revenues	11,481	9,622	23,484	19,048
Other rental and property revenues	6,971	6,570	13,245	11,680
Total revenues	65,842	45,051	128,004	85,371

Other property operating costs	18,350	15,485	35,836	28,666
Rental property real estate taxes	5,990	3,762	11,510	6,869
Rental property maintenance costs	2,785	2,008	5,412	3,808
Resort and conference center operations	8,893	6,412	17,971	13,923
Provision for doubtful accounts	1,266	31	2,075	174
Demolition costs	1,496	3,434	1,613	5,928
Development-related marketing costs	2,748	2,711	5,014	4,790
Depreciation and amortization	22,887	9,531	41,649	18,541
Interest income	(9)	(11)	(19)	(130)
Interest expense	7,629	3,928	14,123	5,972
Equity in Earnings from Real Estate and Other Affiliates	(160)	(767)	(1,044)	(2,572)
Total expenses	71,875	46,524	134,140	85,969
Operating Assets EBT	(6,033)	(1,473)	(6,136)	(598)

Strategic Developments
Minimum rents	77	73	744	336
Tenant recoveries	8	(57)	102	74
Condominium rights and unit sales	86,513	4,358	121,370	7,484
Other land revenues	5	9	12	17
Other rental and property revenues	14	186	39	455
Total revenues	86,617	4,569	122,267	8,366

Condominium rights and unit cost of sales	56,765	2,191	79,174	3,762
Other property operating costs	1,284	1,094	1,943	1,721
Real estate taxes	578	479	1,258	1,112
Rental property maintenance costs	115	166	232	281
Demolition costs	—	1	—	23
Development-related marketing costs	2,846	2,588	6,823	4,732
Depreciation and amortization	601	614	1,617	1,038
Other income	—	—	(334)	(2,373)
Interest income	(166)	—	(166)	—
Interest expense (*)	(1,580)	(3,981)	(3,385)	(6,630)
Equity in Earnings from Real Estate and Other Affiliates	(921)	(5,820)	(1,825)	(10,083)
Total expenses	59,522	(2,668)	85,337	(6,417)
Strategic Developments EBT	27,095	7,237	36,930	14,783
REP EBT	$46,171	$116,378	$83,985	$152,022

(*)Negative interest expense amounts are due to interest capitalized in our Master Planned Communities and Strategic Developments segments related to Operating Assets segment debt and the Senior Notes.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following reconciles REP EBT to GAAP‑basis income (loss) before taxes:

Reconciliation of REP EBT to GAAP	Three Months Ended June 30,		Six Months Ended June 30,
income (loss) before taxes	2015	2014	2015	2014
	(In thousands)		(In thousands)
REP EBT	$46,171	$116,378	$83,985	$152,022
General and administrative	(19,606)	(17,497)	(38,569)	(34,379)
Corporate interest income/(expense), net	(13,235)	4,829	(26,447)	(6,151)
Warrant liability gain (loss)	42,620	(67,370)	(66,190)	(163,810)
Reduction in tax indemnity receivable	—	(10,927)	—	(10,927)
Corporate other income, net	396	5,611	1,529	13,686
Corporate depreciation and amortization	(1,487)	(1,225)	(3,124)	(2,200)
Income (loss) before taxes	$54,859	$29,799	$(48,816)	$(51,759)

The following reconciles segment revenues to GAAP‑basis consolidated revenues:

Reconciliation of Segment Basis Revenues to	Three Months Ended June 30,		Six Months Ended June 30,
GAAP Revenues	2015	2014	2015	2014
	(In thousands)		(In thousands)
Master Planned Communities	$56,704	$160,011	$113,982	$214,547
Operating Assets	65,842	45,051	128,004	85,371
Strategic Developments	86,617	4,569	122,267	8,366
Total revenues	$209,163	$209,631	$364,253	$308,284

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The assets by segment and the reconciliation of total segment assets to the total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Master Planned Communities	$1,919,445	$1,877,043
Operating Assets	2,132,283	1,934,350
Strategic Developments	1,031,491	879,896
Total segment assets	5,083,219	4,691,289
Corporate and other	322,610	428,642
Total assets	$5,405,829	$5,119,931

The $151.6 million increase in the Strategic Developments segment asset balance as of June 30, 2015 compared to December 31, 2014 is primarily due to the following:

Increases in asset balance

•

Development expenditures of $91.4 million for the 80 South Street Assemblage, $52.9 million for the 1725-35 Hughes Landing Boulevard office buildings, $29.7 million for Waterway Square Hotel (Westin), $28.7 million for the Three Hughes Landing office building, $23.7 million for Ward Village, $17.6 million for Hughes Landing Hotel (Embassy Suites) and $14.2 million for our Waiea Condominiums;

•	$42.1 million in condominium receivables due to percent complete revenue recognition in excess of buyers deposits;

Reductions in asset balance

•	$125.3 million resulting from the transfer of Hughes Landing Retail, One Lake’s Edge, The Metropolitan Downtown Columbia Project and Creekside Village to the Operating Assets segment;
•	$8.5 million in cash distributions from our equity investment in ONE Ala Moana. The cash was moved to the Corporate segment.

Corporate and other assets as of June 30, 2015 consist primarily of Cash and cash equivalents. The $106.0 million decrease compared to December 31, 2014 is primarily due to our development activities.

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

Forward-looking statements include:

•

projections of our revenues, operating income, net income, earnings per share, REP EBT Net Operating Income (“NOI”), capital expenditures, income tax, other contingent liabilities, dividends, leverage, capital structure or other financial items;

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

Real Estate Property Earnings Before Taxes

We use a number of operating measures for assessing operating performance of our communities, assets, properties and projects within our segments, some of which may not be common among all three of our segments. We believe that investors may find some operating measures more useful than others when separately evaluating each segment. One common operating measure used to assess operating results for our business segments is Real Estate Property Earnings Before Taxes (“REP EBT”). We also give measures based on adjusted REP EBT which excludes depreciation and amortization, demolition and development-related marketing costs. We believe REP EBT provides useful information about our operating performance because it excludes certain non-recurring and non-cash items, which we believe are not indicative of our core business. REP EBT may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income and corporate interest and depreciation expense, provision for income taxes, warrant liability gain (loss), other income and, prior to 2015, the changes in tax indemnity receivable. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 15 – Segments.

REP EBT and adjusted REP EBT should not be considered as alternatives to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss), as each has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of these metrics are that they do not include the following:

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

Operating Assets Net Operating Income

We believe that NOI is a useful supplemental measure of the performance of our Operating Assets because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs. We define NOI as revenues (rental income, tenant recoveries and other income) less expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight line rents and amortization of tenant incentives, net interest expense, ground rent amortization, demolition costs, amortization, depreciation, development-related marketing costs and equity in earnings from Real Estate and Other Affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results, gross margins and investment returns.

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

The following table reflects our results of operations for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In thousands, except per share amounts)			(In thousands, except per share amounts)
Revenues
MPC segment revenues	$56,704	$160,011	$(103,307)	$113,982	$214,547	$(100,565)
Operating Assets segment revenues	65,842	45,051	20,791	128,004	85,371	42,633
Strategic Developments segment revenues	86,617	4,569	82,048	122,267	8,366	113,901
Total segment revenues	$209,163	$209,631	$(468)	$364,253	$308,284	$55,969

MPC segment REP EBT	$25,109	$110,614	$(85,505)	$53,191	$137,837	$(84,646)
Operating Assets segment REP EBT	(6,033)	(1,473)	(4,560)	(6,136)	(598)	(5,538)
Strategic Developments segment REP EBT	27,095	7,237	19,858	36,930	14,783	22,147
Total segment REP EBT	46,171	116,378	(70,207)	83,985	152,022	(68,037)
General and administrative	(19,606)	(17,497)	(2,109)	(38,569)	(34,379)	(4,190)
Corporate interest expense, net	(13,235)	4,829	(18,064)	(26,447)	(6,151)	(20,296)
Warrant liability gain (loss)	42,620	(67,370)	109,990	(66,190)	(163,810)	97,620
Increase (reduction) in tax indemnity receivable	-	(10,927)	10,927	-	(10,927)	10,927
Corporate other income, net	396	5,611	(5,215)	1,529	13,686	(12,157)
Corporate depreciation and amortization	(1,487)	(1,225)	(262)	(3,124)	(2,200)	(924)
Provision for income taxes	(4,274)	(44,532)	40,258	(6,558)	(49,305)	42,747
Net income (loss)	50,585	(14,733)	65,318	(55,374)	(101,064)	45,690
Net income attributable to noncontrolling interests	(12)	(27)	15	(12)	(12)	-
Net income (loss) attributable to common stockholders	$50,573	$(14,760)	$65,333	$(55,386)	$(101,076)	$45,690

Diluted income (loss) per share	$0.18	$(0.37)	$0.55	$(1.40)	$(2.56)	$1.16

For the three months ended June 30, 2015, consolidated revenues were flat compared to the same period in 2014. The lower land sales in our Houston MPCs and the commercial land sales totaling $88.0 million at The Woodlands for the three months ended June 30, 2014 were substantially offset by condominium sales revenue from the Waiea and Anaha towers at Ward Village during the second quarter 2015, and increases to Operating Assets revenue as a result of placing properties in service.

Consolidated revenues for the six months ended June 30, 2015 increased compared to the same period in 2014 primarily due to higher revenues in our Operating Assets and Strategic Developments segments which were offset by the decrease in Houston MPC land sales described above. Operating Assets segment revenue increased primarily due to higher minimum rents and tenant recoveries from both our retail and office properties.  The growth related to our retail properties is primarily due to the openings in 2014 of Downtown Summerlin and The Outlet Collection at Riverwalk, higher rental rates and a bad debt recovery at Ward Village and openings in The Woodlands in the first quarter 2015. The increase in our office properties is due to our recent acquisition of six office buildings in Downtown Columbia during the fourth quarter 2014 and openings in the first quarter 2015 in The Woodlands. Strategic Developments segment revenue increased due to recognition of revenue related to our Waiea and Anaha Condominiums.

The Operating Assets segment REP EBT decreased primarily due to higher non-cash depreciation expense, a majority of which relates to assets placed into service and accelerated depreciation on certain assets at Ward Village. The properties placed into service in 2014 will stabilize over the next 12 to 24 months, but the full amount of their annual depreciation and amortization begins as soon as they are placed into service.  Please refer to the Operating Assets Segment discussion for a more complete discussion of the impact of depreciation and amortization on our Operating Assets segment REP EBT.

General and administrative expenses for the three and six months ended June 30, 2015 increased compared to the same period in 2014 primarily due to increased headcount.

Corporate interest expense, net for the three and six months ended June 30, 2015 increased compared to the same period in 2014 due to the accrual of additional interest income on the GGP Tax Indemnity Receivable as a result of the Tax Court ruling in the second quarter of 2014.  The GGP Tax Indemnity was settled in December 2014, therefore, we no longer record interest income related to the indemnity.

Corporate other income for the three and six months ended June 30, 2015 decreased compared to the same period in 2014 primarily because the amounts for the prior periods included a pre-tax gain recognized for insurance proceeds received, related to South Street Seaport, of $5.3 million and $13.1 million, respectively.

The warrant liability gain for the three months ended June 30, 2015 resulted from a decrease in our stock price during this period, which decreased the value of the warrants. The warrant liability loss for the three months ended June 30, 2014 and the six months ended June 30, 2015 and 2014 was due to increases in our stock price during these periods, which increased the value of the warrants.

The decrease in the provision for income taxes for the three and six months ended June 30, 2015 compared to 2014 is attributable to decreases in income (loss) before taxes, excluding the impact of the changes in the warrant liability.

We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable (prior to 2015), and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rates based upon actual operating results were 7.8% and (13.4%) for the three and six months ended June 30, 2015 compared to 149.6% and (95.2)% for the three and six months ended June 30, 2014. The changes in the tax rate were primarily attributable to the changes in the warrant liability, valuation allowance and unrecognized tax benefits as well as other permanent items. If changes in the warrant liability, valuation allowance, unrecognized tax benefits and other material discrete adjustments to deferred tax liabilities were excluded from the effective tax rate computation, the effective tax rates would have been 34.9% and 34.7% for the three and six months ended June 30, 2015, respectively, compared to 35.9% and 35.0% for the three and six months ended June 30, 2014.

The improvement in net income (loss) attributable to common stockholders and decrease in net (loss) attributable to common stockholders for the three and six months ended June 30, 2015 compared to the same periods in 2014, respectively, is primarily caused by the following:

Increases in earnings

•	A warrant liability gain in the three months ended June 30, 2015 and a lower warrant liability loss in the six months ended June 30, 2015, due to changes in our stock price; and
•	Lower income taxes due to lower income (loss) before taxes, excluding the warrant liability loss,

Reductions in earnings

•

Higher depreciation expense from assets placed in service during 2014 and accelerated depreciation of certain Ward Village assets due to their expected impending demolition to make way for development;

•	Lower other income in 2015 due to the receipt of Superstorm Sandy insurance proceeds in 2014; and
•

Higher corporate interest expense, net due to higher mortgage indebtedness and an accrual of additional interest income on the GGP Tax Indemnity Receivable as a result of the Tax Court ruling in the second quarter 2014.

Please refer to the individual segment operations sections that follow for explanations of the segment performance.

Segment Operations

Please refer to Note 15 - Segments for additional information including reconciliations of our segment basis results to generally accepted accounting principles (“GAAP”) basis results.

Master Planned Communities Segment

Master Planned Communities Revenues and Expenses(*)

For the three months ended June  30, 2015 and 2014

(In thousands)

	Bridgeland		Conroe		Maryland				Summerlin		The Woodlands			Total MPC
	2015	2014	2015	2014	2015		2014		2015	2014	2015	2014		2015	2014
Land sales	$1,495	$6,705	$-	$-	$-		$-		$34,832	$40,809	$9,106	$105,650	(a)	$45,433	$153,164
Builder price participation	398	93	-	-	-		-		6,280	2,373	1,229	1,377		7,907	3,843
Minimum rents	-	-	-	-	-		-		215	197	-	-		215	197
Other land sale revenues	65	59	-	-	1		2		1,675	1,389	1,398	1,238		3,139	2,688
Other rental and property revenues	-	7	-	-	-		-		9	21	-	91		9	119
Total revenues	1,958	6,864	-	-	1		2		43,011	44,789	11,733	108,356		56,703	160,011

Cost of sales - land	532	3,139	-	-	-		(5)		20,592	24,107	3,112	15,478		24,236	42,719
Land sales operations	942	1,007	3	-	99		71		3,671	2,613	5,006	5,585		9,721	9,276
Land sales real estate and business taxes	73	277	28	-	162		185		919	772	1,060	900		2,242	2,134
Depreciation and amortization	29	35	-	-	6		8		30	30	30	30		95	103
Total expenses	1,576	4,458	31	-	267		259		25,212	27,522	9,208	21,993		36,294	54,232

Operating income	382	2,406	(31)	-	(266)		(257)		17,799	17,267	2,525	86,363		20,409	105,779
Interest expense, net (b)	(2,320)	(2,369)	(131)	(86)	(7)		(23)		(3,538)	(3,575)	1,296	1,218		(4,700)	(4,835)
MPC REP EBT	$2,702	$4,775	$100	$86	$(259)	(d)	$(234)	(d)	$21,337	$20,842	$1,229	$85,145		$25,109	$110,614

Gross Margin % (c)	64.4%	53.2%	NM	NM	NM		NM		40.9%	40.9%	65.8%	85.3%		46.7%	72.1%

(*)For a reconciliation of MPC REP EBT to consolidated income (loss) before taxes, refer to Note 15 – Segments.

(a)	Includes commercial land sales totaling $88.0 million.
(b)	Negative interest expense amounts relate to interest capitalized on MPC land from debt associated with our Operating Assets segment and corporate debt.
(c)	Gross margin % is the ratio of Land sales less Cost of sales-land, divided by Land sales.
(d)

The negative MPC REP EBT in Maryland is due to no land sales because the residential lot inventory was sold out in 2012; however, certain costs such as real estate taxes and administrative expenses continue to be incurred.

NM –  Not Meaningful

Master Planned Communities Revenues and Expenses (*)

For the six months ended June  30, 2015 and 2014

(In thousands)

	Bridgeland		Conroe		Maryland				Summerlin		The Woodlands			Total MPC
	2015	2014	2015	2014	2015		2014		2015	2014	2015	2014		2015	2014
Land sales	$6,073	$6,841	$-	$-	$-		$-		$71,120	$70,134	$16,321	$123,860	(a)	$93,514	$200,835
Builder price participation	522	222	-	-	-		-		10,542	4,967	2,542	2,751		13,606	7,940
Minimum rents	-	-	-	-	-		-		429	395	-	-		429	395
Other land sale revenues	201	159	-	-	53		3		3,455	2,760	2,717	2,270		6,426	5,192
Other rental and property revenues	-	-	-	-	-		-		7	20	-	165		7	185
Total revenues	6,796	7,222	-	-	53		3		85,553	78,276	21,580	129,046		113,982	214,547

Cost of sales - land	2,203	3,199	-	-	-		-		40,387	41,326	5,542	21,272		48,132	65,797
Land sales operations	1,930	1,727	3	-	202		269		6,363	5,170	8,802	9,413		17,300	16,579
Land sales real estate and business taxes	147	273	28	-	328		388		1,855	1,615	2,288	1,813		4,646	4,089
Depreciation and amortization	59	66	-	-	10		17		61	60	60	60		190	203
Total expenses	4,339	5,265	31	-	540		674		48,666	48,171	16,692	32,558		70,268	86,668

Operating income	2,457	1,957	(31)	-	(487)		(671)		36,887	30,105	4,888	96,488		43,714	127,879
Interest expense, net (b)	(4,597)	(4,496)	(324)	(86)	(17)		(63)		(7,056)	(7,761)	2,517	2,448		(9,477)	(9,958)
MPC REP EBT	$7,054	$6,453	$293	$86	$(470)	(d)	$(608)	(d)	$43,943	$37,866	$2,371	$94,040		$53,191	$137,837

Gross Margin % (c)	63.7%	53.2%	NM	NM	NM		NM		43.2%	41.1%	66.0%	82.8%		48.5%	67.2%

(*)   For a reconciliation of MPC REP EBT to consolidated income (loss) before taxes, refer to Note 15 – Segments.

(a)	Includes commercial land sales totaling $88.0 million.
(b)	Negative interest expense amounts relate to interest capitalized on MPC land from debt associated with our Operating Assets segment and corporate debt.
(c)	Gross margin % is the ratio of Land sales less Cost of sales-land, divided by Land sales.
(d)

The negative MPC REP EBT in Maryland is due to no land sales because the residential lot inventory was sold out in 2012; however, certain costs such as real estate taxes and administrative expenses continue to be incurred.

NM –  Not Meaningful

MPC revenues vary between periods based on economic conditions and several factors such as, but not limited to, location, availability of land for sale, development density and residential or commercial use. Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for our residential land; therefore, we use this statistic in the discussion of our MPC operating results. Net new home sales reflect home sales made by homebuilders, less cancelations. Cancelations occur when a homebuyer signs a contract to purchase a home, but later fails to qualify for a home mortgage or is unable to provide an adequate down payment to complete the home sale.

Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized project costs in relation to projected future land sale revenues. Carrying values generally represent acquisition and development costs reduced by any previous impairment charges. Development expenditures are capitalized and are generally not reflected in the Consolidated Statements of Operations in the current year.

Builder price participation generally represents the amount collected in excess of the base lot price. The excess amount is calculated based on the actual home price multiplied by an agreed upon percentage stipulated in the land sales contract, less the base lot price.

Interest expense, net reflects the amount of interest that is capitalized in excess of the project specific debt.

MPC sales for the three months ended June  30, 2015 and 2014 is summarized as follows:

	MPC Sales Summary
	Land Sales		Acres Sold		Number of Lots/Units		Price per Acre		Price per Lot/Units
	Three Months Ended June 30,
($ in thousands)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014

Bridgeland
Residential
Single family - detached	$1,495	$6,705	3.7	15.6	19	60	$404	$430	$79	$112
Total	1,495	6,705	3.7	15.6	19	60	404	430	79	112
Changes in dollars, acres and lots	(5,210)		(11.9)		(41)		(26)		(33)
% Change	NM		NM		NM		-6.0%		-29.5%

Maryland Communities
No land sales

Summerlin
Residential
Superpad sites	29,256	27,285	52.0	52.6	155	285	563	519	189	96
Single family - detached	—	6,370	—	6.1	—	35	—	1,044	—	182
Custom lots	3,775	4,200	2.5	3.7	6	7	1,510	1,135	629	600
Commercial
Other	3,136	—	3.6	—	—	—	871	—	—	—
Total	36,167	37,855	58.1	62.4	161	327	622	607	205	116
Changes in dollars, acres and lots	(1,688)		(4.3)		(166)		15		89
% Change	-4.5%		-6.9%		-50.8%		2.5%		76.7%

The Woodlands
Residential
Single family - detached	7,052	16,266	12.2	23.8	43	100	578	683	164	163
Single family - attached	—	2,388	—	3.3	—	40	—	724	—	60
Commercial
Not for profit	—	—	—	—	—	—	—	—	—	—
Medical	—	70,550	—	58.9	—	—	—	1,198	—	—
Retail	733	17,401	5.0	30.3	—	—	147	574	—	—
Other	1,321	—	0.9	—	—	—	1,468	—	—	—
Total	9,106	106,605	18.1	116.3	43	140	503	917	164	133
Changes in dollars, acres and lots	(97,499)		(98.2)		(97)		(414)		31
% Change	-91.5%		-84.4%		-69.3%		-45.1%		23.3%

Total acreage sales revenue	46,768	151,165	79.9	194.3	223	527

Deferred revenue	(2,500)	(2,267)
Special Improvement District revenue *	1,165	4,266
Total segment land sale revenue - GAAP basis	$45,433	$153,164

*Applicable exclusively to Summerlin.

NM – Not Meaningful

MPC sales for the six months ended June  30, 2015 and 2014 is summarized as follows:

	MPC Sales Summary
	Land Sales		Acres Sold		Number of Lots/Units		Price per Acre		Price per Lot/Units
	Six Months Ended June 30,
($ in thousands)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014

Bridgeland
Residential
Single family - detached	$6,073	$6,841	15.5	16.1	60	63	$392	$425	$101	$109
Total	6,073	6,841	15.5	16.1	60	63	392	425	101	109
Changes in dollars, acres and lots	(768)		(0.6)		(3.0)		(33.0)		(8)
% Change	-11.2%		-3.7%		-4.8%		-7.8%		-7.3%

Maryland Communities
No land sales

Summerlin
Residential
Superpad sites	46,030	43,566	81.2	83.9	233	406	567	519	198	107
Custom lots	6,320	9,236	4.5	7.5	11	15	1,404	1,231	575	616
Single family - detached	13,650	11,170	14.9	13.0	75	60	916	859	182	186
Commercial
Other	3,136	2,250	3.6	10.0	—	—	871	225	—	—
Total	69,136	66,222	104.2	114.4	319	481	663	579	207	133
Changes in dollars, acres and lots	2,914		(10.2)		(162.0)		84.0		74
% Change	4.4%		-8.9%		-33.7%		14.5%		55.6%

The Woodlands
Residential
Single family - detached	13,859	33,537	22.0	47.7	80	183	630	703	173	183
Single family - attached	408	3,326	0.8	4.6	9	54	510	723	45	62
Commercial
Not for profit	—	—	5.0	—	—	—	—		—	—
Medical	—	70,550	—	58.9	—	—	—	1,198	—	—
Retail	733	17,401	—	30.3	—	—	147	574	—	—
Other	1,321	—	0.9	—	—	—	1,468	—	—	—
Total	16,321	124,814	28.7	141.5	89	237	569	882	160	156
Changes in dollars, acres and lots	(108,493)		(112.8)		(148)		(313)		4
% Change	-86.9%		-79.7%		-62.4%		-35.5%		2.6%

Total acreage sales revenue	91,530	197,877	148.4	272.0	468	781

Deferred revenue	(2,107)	(3,925)
Special Improvement District revenue *	4,091	6,883
Total segment land sale revenue - GAAP basis	$93,514	$200,835

*Applicable exclusively to Summerlin.

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

Houston MPCs

Houston is known as the energy capital of the world and is home to more than 5,000 energy-related firms. With crude oil prices dropping by over 50% since mid-2014, the Houston area was expected to experience a slowdown in economic growth. In July 2015, the Greater Houston Partnership forecast 2015 job growth in the Houston region at 20,000 – 30,000 new jobs. While positive, this growth is an approximate 50% decrease from their forecasted job growth at the beginning of the year. The Woodlands and Bridgeland MPCs are dominant sellers in the Houston area and continue to be price leaders in comparison to other MPCs, but have been impacted by this slowdown in the first half of the year as homebuilders have reacted to lower oil prices by becoming more cautious in their acquisitions of residential lots. Due to these conditions, we anticipate lower residential land sales at our Houston MPCs for the remainder of the year compared to 2014.

The ongoing consolidation and relocation of approximately 10,000 employees to ExxonMobil’s three million square foot corporate campus and the completion by the end of 2015 of the latest phase of the Grand Parkway may mitigate a portion of the negative impact of declining oil prices on our MPCs. The ExxonMobil campus is under construction and located just south of The Woodlands. The segment of the Grand Parkway being completed by the end of 2015 will bisect Bridgeland and connect the ExxonMobil campus, the airport and the energy corridor, significantly reducing commute times between these locations.

Bridgeland

Bridgeland land sales for the six months ended June 30, 2015 compared to 2014 decreased slightly. The six month results in 2014 reflected low sales volumes, but high per lot pricing, because we were waiting on a wetlands permit to develop more lot inventory.   Once we received the permit in early 2014, we developed and sold a large number of lots in the second half of 2014, also at high per lot prices.  Builders are currently developing homes for sale on this lot inventory and we anticipate limited demand for lots at Bridgeland until a significant portion of this inventory is reduced through new home sales.

For the three months ended June 30, 2015 lot sales were significantly lower than the same period during 2014 primarily due to the high volume of lots purchased in the second half of 2014, as discussed above. The average price per residential acre in the second quarter 2015 decreased primarily due to homebuilders adding smaller sized lots to their inventory and a lack of lot inventory at Bridgeland. Bridgeland experienced construction delays due to record rainfall in the Houston area during the first six months of 2015 with 42 inches of rain compared to 21 inches for the same period in 2014. The impact of the large amount of rainfall negatively affected our ability to deliver lots available for sale because of limited access to our construction sites due to their close proximity to wetlands areas. The decrease in lot sales is also due to the use of takedown contracts as opposed to bulk sales contracts. When we began selling lots via a bid process, homebuilders responded with offers to purchase the finished lots when they became available and agreed to purchase 100% of the available lots at the first lot closing. During early 2015,  homebuilders began bidding to acquire lots on a quarterly basis, which is a more conservative approach in reaction to lower oil prices and uncertainty regarding the impact on demand for new homes. The result is that in 2015 quarterly lot purchases will involve fewer lot sales than the preceding periods in which the homebuilders’ purchased all lots at the initial lot closing date.

Bridgeland had 61 and 108 new home sales, representing an increase of 577.8% and 285.7%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.  The increase in new home sales was a result of higher home inventory availability due to new finished lots having been delivered in the second half of 2014.

Conroe

During the second quarter 2015, we continued work on the land development plan for the Conroe MPC. The plan contemplates development of nearly 5,100 residential lots on 1,486 acres of land, 160 acres of land projected for commercial use and 11.0 acres projected for institutional use. The revised plan includes an additional 61 acres of land under contract to be acquired for $2.5 million during the first quarter 2016.   Water, sewer and drainage construction is currently projected to start in the first quarter of 2016 with the first lot sales expected to occur in the latter part of 2016. We believe that the Conroe MPC is well-positioned to generate demand in a low oil price environment because of its favorable location to major employment centers, including The Woodlands and ExxonMobil campus, and lower price point compared to The Woodlands.

The Woodlands

The decrease in land sales revenue for the three and six months ended June 30, 2015 compared to 2014 was primarily due to fewer lot sales and commercial land sales, in addition to higher priced premium lots sold in the first six months 2014.  Commercial land sales during the first half of 2014 included a $70.6 million land sale to Methodist Hospital and three retail land sales totaling $17.4 million. For the first half of 2015 commercial land sales totaled $2.1 million. Also, the range of residential lot types/sizes available for sale is decreasing as The Woodlands’ inventory of land for sale diminishes. This factor, combined with an uncertain economic climate in the greater Houston area due to the decline in oil prices, is likely contributing to a slowing sales velocity.

Gross margin decreased for the three and six months ended June 30, 2015 compared to 2014 due to the high volume of second quarter 2014 commercial land sales which have a higher profit margin.  Commercial land sales in the first six months of 2015 represented 12.6% of total land sales and contributed 16.6% of the total gross margin while in the first six months of 2014 commercial land sales were 70.5% of total land sales and contributed 76.6% of the total gross margin.

Las Vegas MPC

Summerlin

The increase in Summerlin’s land sales revenue for the six months ended June 30, 2015 compared to 2014 was primarily due to higher per-acre pricing for superpad sites compared to the same periods in 2014. Homebuilder demand for land in Summerlin continues to remain strong. We expect prices per acre for superpad sales for the remainder of 2015 to be in the mid-$400,000 to low-$500,000 range compared to the average price per acre through the second quarter of 2015 of $567,000. The lower expected prices are due to a majority of these expected remaining 2015 sales being located in a different region of Summerlin. The projected superpad sales for the remainder of 2015 range from $470,000 to $505,000 per acre.

Summerlin had 144 and 327 new home sales, representing a 32.1% and 42.2% increase for the three and six months ended June 30, 2015, respectively, as compared to same periods in 2014. The median new home price in Summerlin also increased 2.9% and 14.1% to $503,000 and $535,000 for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. This resulted in an increase in builder price participation for the three and six months ended June 30, 2015 compared to 2014.

Gross margin increased for the six months ended June 30, 2015 compared to 2014 due to increased land pricing driven by homebuilder demand.

During the first quarter 2015, we entered into a joint venture with Discovery Land Company (“Discovery Land”), a leading developer of private clubs and luxury communities, to develop an exclusive luxury community on approximately 555 acres of land within the Summerlin MPC. We contributed our land with a book basis of $13.4 million to the joint venture at the agreed upon value of $226,000 per acre, or $125.4 million in the first quarter 2015. Discovery Land’s capital funding requirement consists of the initial development costs and total project costs up to a maximum of $30.0 million and we have no further capital obligations. We are entitled to all cash distributed by the joint venture until our equity contribution plus a 5% preferred return on our contributed capital has been repaid. After receipt of our capital contribution and preferred return, Discovery Land is entitled to all remaining cash distributed by the joint venture until two times its equity contribution has been repaid. Any further cash distributions are shared 50/50. Discovery Land is the manager on the project. Land development began towards the end of the second quarter of 2015 and we expect the first lot closings by the end of 2015.

MPC Net Contribution

In addition to REP EBT for the MPCs, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. MPC Net Contribution is defined as MPC REP EBT, plus MPC cost of sales and depreciation and amortization reduced by MPC development and acquisition expenditures. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP is presented in Note 15 - Segments.

The following table sets forth the MPC Net Contribution for the three and six months ended June 30, 2015 and 2014.

MPC Net Contribution

	Three Months Ended June 30,			Six Months Ended June 30, 2015
	2015	2014	Change	2015	2014	Change
	(In thousands)			(In thousands)
MPC REP EBT (*)	$25,109	$110,614	$(85,505)	$53,191	$137,837	$(84,646)
Plus:
Cost of sales - land	24,236	42,719	(18,483)	48,132	65,797	(17,665)
Depreciation and amortization	95	103	(8)	190	203	(13)
Less:
MPC land acquisitions	(827)	(81,073)	80,246	(1,928)	(81,073)	79,145
MPC development expenditures	(46,525)	(26,728)	(19,797)	(83,868)	(55,162)	(28,706)
MPC Net Contribution	$2,088	$45,635	$(43,547)	$15,717	$67,602	$(51,885)

(*)For a detailed breakdown of our MPC segment EBT, please refer to Note 15 - Segments of our Condensed Consolidated Financial Statements.

MPC Net Contribution decreased for the three and six months ended June 30, 2015 compared to 2014 primarily due to lower MPC land sales and increased development expenditures at Bridgeland.

The following table sets forth MPC land inventory activity for the six months ended June 30, 2015:

MPC Land Inventory Activity

(In thousands)

	Bridgeland	Conroe	Maryland	Summerlin		The Woodlands	Total MPC
Balance December 31, 2014	$414,793	$99,284	$58,365	$861,659		$206,962	$1,641,063
Acquisitions	—	14	—	—		1,914	1,928
Development expenditures (a)	36,512	831	190	21,825		24,510	83,868
Cost of Sales	(2,203)	—	—	(40,385)		(5,544)	(48,132)
MUD reimbursable costs (b)	(10,130)	—	—	—		(6,830)	(16,960)
Other	902	98	(20)	(13,944)	(c)	(74)	(13,038)
Balance June 30, 2015	$439,874	$100,227	$58,535	$829,155		$220,938	$1,648,729

(a)	Development expenditures are inclusive of capitalized interest, property taxes and overhead.
(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.
(c)	Primarily represents land contributed to the Discovery Land joint venture.

Operating Assets Segment

These assets primarily consist of repositioned properties with a stable tenant base and newly developed properties transferred from our Strategic Development segment. These assets typically generate rental revenues sufficient to cover their operating costs except when a substantial portion, or all, of the property is being redeveloped or vacated for development. Variances between years in net operating income typically result from changes in rental rates, occupancy, tenant mix and operating expenses.

Total revenues and expenses for the Operating Assets segment are summarized as follows:

Operating Assets Revenues and Expenses (*)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In thousands)			(In thousands)

Minimum rents	$36,697	$21,918	$14,779	$71,009	$41,818	$29,191
Tenant recoveries	10,693	6,941	3,752	20,266	12,825	7,441
Resort and conference center revenues	11,481	9,622	1,859	23,484	19,048	4,436
Other rental and property revenues	6,971	6,570	401	13,245	11,680	1,565
Total revenues	65,842	45,051	20,791	128,004	85,371	42,633

Other property operating costs	18,350	15,485	2,865	35,836	28,666	7,170
Rental property real estate taxes	5,990	3,762	2,228	11,510	6,869	4,641
Rental property maintenance costs	2,785	2,008	777	5,412	3,808	1,604
Resort and conference center operations	8,893	6,412	2,481	17,971	13,923	4,048
Provision for doubtful accounts	1,266	31	1,235	2,075	174	1,901
Depreciation and amortization	22,887	9,531	13,356	41,649	18,541	23,108
Interest income	(9)	(11)	2	(19)	(130)	111
Interest expense	7,629	3,928	3,701	14,123	5,972	8,151
Equity in Earnings from Real Estate and Other Affiliates	(160)	(767)	607	(1,044)	(2,572)	1,528
Total operating expenses	67,631	40,379	27,252	127,513	75,251	52,262
Income (loss) before development expenses	(1,789)	4,672	(6,461)	491	10,120	(9,629)
Demolition costs	1,496	3,434	(1,938)	1,613	5,928	(4,315)
Development-related marketing costs	2,748	2,711	37	5,014	4,790	224
Total development expenses	4,244	6,145	(1,901)	6,627	10,718	(4,091)
Operating Assets REP EBT	$(6,033)	$(1,473)	$(4,560)	$(6,136)	$(598)	$(5,538)

(*)For a detailed breakdown of our Operating Assets segment EBT, please refer to Note 15 - Segments.

Minimum rents and tenant recoveries increased for the three and six months ended June 30, 2015 due to increases of $9.8 million and $19.6 million, respectively for our retail properties, and $7.5 million and $15.1 million, respectively, for our office properties.  The increase for our retail properties was primarily due to the openings of Downtown Summerlin and The Outlet Collection at Riverwalk in 2014, the opening of Creekside Village Green in 2015, Hughes Landing Retail, and Hughes Landing Restaurant Row in the first quarter 2015, and higher rental rates and increased occupancy at Ward Village.  The increase in our office properties was primarily due to the purchase of 10 through 60 Columbia Corporate Centers in December 2014, the openings of 3831 Technology Forest Drive, and Two Hughes Landing in 2014, the opening of One Summerlin in 2015, and higher occupancy at One Hughes Landing and Two Hughes Landing.

Resort and conference center revenues are higher primarily due to the renovations in 2014 that negatively affected business. Occupancy and room rates have increased in 2015 since the completion of the renovation at the end of 2014.

Other rental and property revenues consists primarily of membership revenues at The Club at Carlton Woods, and other rental and special event revenue, percentage rents and lease termination fees at other properties. Other rental and property revenue increased primarily due to the openings of Downtown Summerlin and The Outlet Collection at Riverwalk, termination fees at 10-60 Columbia Corporate Center and Ward Village, and operations at Kewalo Basin Harbor, which leases slips for charter, commercial fishing and recreational vessels in Honolulu, Hawaii.

Other property operating and rental property maintenance costs increased for the three and six months ended June 30, 2015, due to increases of $2.5 million and $5.8 million, respectively, for our retail properties, and $2.0 million and $3.7 million respectively, for our office properties. The increase for our retail properties was primarily due to the openings of Downtown Summerlin and The Outlet Collection at Riverwalk. The increase for our office properties was primarily due to the operating costs at 10 through 60 Columbia Corporate Center which was acquired in December 2014, and the opening of Two Hughes Landing in 2014.

Rental property real estate taxes increased for the three and six months ended June 30, 2015 due to increases of $0.8 million and $2.0 million, respectively, for our retail properties, and $1.0 million and $2.0 million, respectively, for our office properties.  The increase for our retail properties was primarily due to the openings of Downtown Summerlin, The Outlet Collection at Riverwalk, and Creekside Village Green offset by a 2014 reduction in property taxes at Landmark Mall due to a favorable tax settlement with the City of Alexandria.  The increase for our office properties was primarily due to the acquisition of 10 through 60 Columbia Corporate Centers, higher assessed values for The Woodlands properties, and the openings of 3831 Technology Forest Drive and Two Hughes Landing.

Provision for doubtful accounts increased for the three and six months ended June 30, 2015 primarily due to increases in reserve for bad debt at Downtown Summerlin and The Outlet Collection at Riverwalk.

Depreciation and amortization increased for the three and six months ended June 30, 2015, due to increases of $8.0 million and $13.3 million, respectively, for our retail properties, and $4.1 million and $7.8 million, respectively, for our office properties. Additional increases in depreciation and amortization were due to the completion of construction at The Woodlands Resort & Conference Center and the opening of One Lakes Edge. The increase for retail properties was primarily due to the openings of Downtown Summerlin, The Outlet Collection at Riverwalk and Hughes Landing Retail, and accelerated depreciation at Ward Village related to the planned redevelopment.  The increase for office properties is primarily due to the acquisition of 10 through 60 Columbia Corporate, the openings of 3831 Technology Forest Drive and Two Hughes Landing, and additional amortization at One Hughes Landing. During the three months ended June 30, 2015 we incurred one full quarter of depreciation, which we began accelerating in the first quarter 2015, for a portion of Ward Village that will be redeveloped.

When a development property is placed into service, depreciation is calculated for the property ratably over the estimated useful lives of each of its components.  However, most of our newly-developed properties reach stabilized revenues and income 12 to 24 months after being placed into service due to the timing of tenants taking occupancy and subsequent leasing of remaining unoccupied space during that period.  As a result, operating income, earnings before taxes and net income will not reflect the ongoing earnings potential of operating assets in this transition period to stabilization.  We also expense development-related demolition and marketing costs, which do not represent recurring costs for stabilized real estate properties.  Excluding depreciation and amortization of $22.9 million, and demolition and development-related marketing costs of $4.2 million, Operating Assets segment REP EBT would have increased $6.9 million to $21.1 million for the three months ended June 30, 2015, compared to $14.2 million in the same period in 2014. Excluding depreciation and amortization of $41.6 million and demolition and development-related marketing costs of $6.6 million, Operating Assets segment REP EBT would have increased $13.5 million to $42.1 million for the six months ended June 30, 2015, compared to $28.7 million in the same period in 2014. Each of these excluded items from REP EBT is shown above on the table titled “Operating Assets Revenues and Expenses”.

Interest expense increased primarily due to increases in loan funding at Columbia Regional Building, The Outlet Collection at Riverwalk, Downtown Summerlin, One Hughes Landing, Two Hughes Landing, and The Woodlands Resort & Conference Center.  New financing was obtained for 10-60 Columbia Corporate Center during the second quarter 2015. First quarter 2014 includes a $2.1 million decrease in interest expense due to the change in value of the previous lender’s participation right resulting from the repayment of the loan at 70 Columbia Corporate Center.

Demolition costs decreased for the three months and six months ended June 30, 2015 due to the substantial completion of the demolition of Pier 17 at South Street Seaport in 2014. Demolition costs for 2015 are related to the redevelopment of the South Street Seaport Fulton Market Building.

Equity in Earnings from Real Estate and Other Affiliates for the three months and six months ended June 30, 2015 primarily includes the $1.7 million distribution from our Summerlin Hospital investment and the loss at Millennium Woodlands Phase II as the property is still in the initial lease-up period.

Development-related marketing costs in 2015 relate to events at South Street Seaport and such costs in 2014 relate to South Street Seaport and The Outlet Collection at Riverwalk.

Operating Assets NOI and REP EBT

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In thousands)			(In thousands)
Retail
Columbia Regional (a)	$204	$—	$204	$465	$—	$465
Cottonwood Square	146	180	(34)	305	333	(28)
Creekside Village Green (b)	186	—	186	225	—	225
Downtown Summerlin (b)	2,450	—	2,450	4,194	—	4,194
Hughes Landing Retail (b)	328	—	328	387	—	387
1701 Lake Robbins (c)	15	—	15	184	—	184
Landmark Mall (d)	(109)	75	(184)	(186)	624	(810)
Outlet Collection at Riverwalk (e)	1,966	(1,221)	3,187	3,119	(1,473)	4,592
Park West	535	524	11	1,175	1,088	87
Ward Village (f)	6,700	6,171	529	13,015	11,800	1,215
20/25 Waterway Avenue	526	343	183	947	764	183
Waterway Garage Retail	184	164	20	354	332	22
Total Retail	13,131	6,236	6,895	24,184	13,468	10,716
Office
10-70 Columbia Corporate Center (g)	3,291	525	2,766	6,524	669	5,855
Columbia Office Properties	65	596	(531)	80	684	(604)
One Hughes Landing (h)	1,314	1,491	(177)	2,636	1,960	676
Two Hughes Landing (i)	648	—	648	851	—	851
2201 Lake Woodlands Drive	(34)	137	(171)	(86)	104	(190)
9303 New Trails	490	553	(63)	983	1,020	(37)
110 N. Wacker	1,529	1,514	15	3,058	3,034	24
One Summerlin (b)	(139)	—	(139)	(169)	—	(169)
3831 Technology Forest Drive (j)	538	—	538	928	—	928
3 Waterway Square	1,697	1,560	137	3,171	3,127	44
4 Waterway Square	1,482	1,407	75	2,942	2,848	94
1400 Woodloch Forest	435	293	142	763	533	230
Total Office	11,316	8,076	3,240	21,681	13,979	7,702

85 South Street (k)	108	—	108	215	—	215
Millennium Waterway Apartments	993	1,112	(119)	2,045	2,172	(127)
One Lake's Edge (b)	(541)	—	(541)	(541)	—	(541)
The Woodlands Resort & Conference Center (l)	2,588	2,005	583	5,513	3,920	1,593
Total Retail, Office, Multi-family, Resort & Conference Center	27,595	17,429	10,166	53,097	33,539	19,558

The Club at Carlton Woods (b)	(847)	(799)	(48)	(1,693)	(2,012)	319
The Woodlands Ground leases	310	112	198	526	222	304
The Woodlands Parking Garages	(95)	(110)	15	(271)	(289)	18
Other Properties	955	251	704	1,873	531	1,342
Total Other	323	(546)	869	435	(1,548)	1,983
Operating Assets NOI - Consolidated and Owned	27,918	16,883	11,035	53,532	31,991	21,541

Redevelopments
South Street Seaport (b)	(387)	(1,734)	1,347	(401)	(3,956)	3,555
Total Operating Asset Redevelopments	(387)	(1,734)	1,347	(401)	(3,956)	3,555

Dispositions
Rio West Mall	—	30	(30)	—	79	(79)
Total Operating Asset Dispositions	—	30	(30)	—	79	(79)
Total Operating Assets NOI - Consolidated	27,531	15,179	12,352	53,131	28,114	25,017

Straight-line lease amortization (m)	1,028	(537)	1,565	2,224	(973)	3,197
Demolition costs (n)	(1,496)	(3,434)	1,938	(1,613)	(5,928)	4,315
Development-related marketing costs	(2,748)	(2,703)	(45)	(5,014)	(4,779)	(235)
Depreciation and amortization	(22,887)	(9,531)	(13,356)	(41,649)	(18,541)	(23,108)
Write-off of lease intangibles and other	—	—	—	(154)	—	(154)
Equity in earnings from Real Estate and Other Affiliates	160	767	(607)	1,044	2,572	(1,528)
Interest, net	(7,621)	(3,917)	(3,704)	(14,105)	(5,842)	(8,263)
Total Operating Assets REP EBT (o)	$(6,033)	$(4,176)	$(1,857)	$(6,136)	$(5,377)	$(759)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In thousands)			(In thousands)
Operating Assets NOI - Equity and Cost Method Investments
Millennium Woodlands Phase II	$111	$—	$111	$7	$—	$7
Stewart Title Company	608	861	(253)	999	1,059	(60)
Summerlin Baseball Club	803	611	192	569	364	205
The Metropolitan Downtown Columbia (b)	139		139	(369)	—	(369)
Woodlands Sarofim # 1	338	389	(51)	729	790	(61)
Total NOI - equity investees	1,999	1,861	138	1,935	2,213	(278)

Adjustments to NOI (p)	(774)	(48)	(726)	(1,454)	(79)	(1,375)
Equity Method Investments REP EBT	1,225	1,813	(588)	481	2,134	(1,653)
Less: Joint Venture Partner's Share of REP EBT	(1,065)	(1,046)	(19)	(1,184)	(1,343)	159
Equity in earnings from Real Estate and Other Affiliates	160	767	(607)	(703)	791	(1,494)

Distributions from Summerlin Hospital Investment (q)	—	—	—	1,747	1,781	(34)
Segment equity in earnings from Real Estate and Other Affiliates	$160	$767	$(607)	$1,044	$2,572	$(1,528)

Company's Share of Equity Method Investments NOI
Millennium Woodlands Phase II	$91	$—	$91	$6	$—	$6
Stewart Title Company	304	431	(127)	500	530	(30)
Summerlin Baseball Club	402	306	96	285	182	103
The Metropolitan Downtown Columbia (b)	69	78	(9)	(185)	—	(185)
Woodlands Sarofim # 1	68	—	68	146	158	(12)
Total NOI - equity investees	$934	$815	$119	$752	$870	$(118)

	Economic	Six Months Ended June 30, 2015
	Ownership	Debt	Cash
		(In thousands)
Millennium Woodlands Phase II	81.43%	$37,700	$902
Stewart Title Company	50.00%	—	387
Summerlin Baseball Club	50.00%	—	865
The Metropolitan Downtown Columbia (b)	50.00%	56,187	678
Woodlands Sarofim # 1	20.00%	6,084	782

(a)	Stabilized annual NOI of $2.2 million is expected by the end of the second quarter 2016.
(b)	Please refer to discussion in the following section regarding this property.
(c)	This asset was acquired in July 2014.
(d)	The lower NOI is due to a one-time favorable property tax settlement with the City of Alexandria of $0.7 million that occurred in the first quarter 2014.
(e)	Building was re-opened May 2014. Stabilized annual NOI of $7.8 million is expected by early 2017 based on leases in place as of June 30, 2015.
(f)	NOI increase is primarily due to higher rental rates and increased occupancy.
(g)	In December 2014, we acquired 10–60 Columbia Corporate Center comprised of six adjacent office buildings totaling 699,884 square feet. We acquired 70 Columbia Corporate Center in 2012.
(h)

NOI increase for the six months ended June 30, 2015 is primarily due to increased occupancy. The NOI decrease for the three months ended June 30, 2015 is primarily due to an adjustment to 2014 tenant recoveries.

(i)	Building was placed in service in 2014. Stabilized annual NOI of $5.2 million is expected by the fourth quarter 2015.
(j)	Building was placed in service in 2014 and is 100% leased to a single tenant.
(k)	Building was acquired in 2014.
(l)

The renovation project has increased NOI due to the higher revenue per available room (“RevPAR”) resulting from the new and upgraded rooms. RevPAR is calculated by dividing total room revenues by total occupied rooms for the period.

(m)

The net change in straight-line lease amortization for the three and six months ended June 30, 2015 compared to the same periods in 2014 is primarily due to new leases at Downtown Summerlin and 10-60 Columbia Corporate Center office buildings purchased in December 2014.

(n)	Demolition costs for 2014 relate to Pier 17 and such costs for 2015 relate to the Fulton Market Building, both at South Street Seaport.
(o)	For a detailed breakdown of our Operating Asset segment REP EBT, please refer to Note 15 - Segments in the Condensed Consolidated Financial Statements.
(p)	Adjustments to NOI include straight-line rent and market lease amortization, demolition costs, depreciation and amortization and non-real estate taxes.
(q)

During the first quarters of 2015 and 2014, we received distributions of $1.7 million and $1.8 million, respectively, from our Summerlin Hospital investment. Distributions from the Summerlin Hospital are typically made one time per year in the first quarter.

Reconciliation of Segment Equity in Earnings

	Three Months Ended June 30,		Six Months Ended June 30, 2015
	2015	2014	2015	2014
	(In thousands)
Equity Method investments	$160	$767	$(703)	$791
Cost basis investment	—	—	1,747	1,781
Operating Assets segment Equity in Earnings from Real Estate and Other Affiliates	160	767	1,044	2,572
Strategic Developments segment Equity in Earnings from Real Estate and Other Affiliates	921	5,820	1,825	10,083
Equity in Earnings from Real Estate and Other Affiliates	$1,081	$6,587	$2,869	$12,655

Retail Properties

The following table summarizes the retail property leases that we executed during the three months ended June 30, 2015:

			Square Feet			Per Square Foot			(In thousands)
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	3	103	10,403	10,403	1,770	$33.93	$40.64	$6.00	$353	$423	$11
Comparable - Renewal (c)	4	33	6,258	—	—	41.93	—	—	262	—	—
Comparable - New (d)	—	—	—	—	—	—	—	—	—	—	—
Non-comparable (e)	17	96	69,150	57,494	37,340	35.24	141.39	15.68	2,437	8,129	585
Total			85,811	67,897	39,110				$3,052	$8,552	$596

(a)	Excludes executed leases with a term of less than 12 months.
(b)	Pre-leased information is associated with projects under development at June 30, 2015.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $39.29 per square foot to $41.93 per square foot, or 1.6% over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. There are no comparable - new leases to report this quarter.

(e)	Non-comparable information is associated with stabilized assets whereby the space was previously vacant for more than 12 months or has never been occupied.

The following table summarizes the retail property leases that we executed during the six months ended June 30, 2015:

			Square Footage			Per Square Foot			(In thousands)
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	3	103	10,403	10,403	1,770	$33.93	$40.64	$6.00	$353	$423	$11
Comparable - Renewal (c)	19	35	54,367	—	—	28.03	—	—	1,524	—	—
Comparable - New (d)	1	60	665	665	—	65.74	25.00	—	44	17	—
Non-comparable (e)	43	84	140,089	108,064	80,568	34.46	110.41	13.98	4,827	11,932	1,126
Total			205,524	119,132	82,338				$6,748	$12,372	$1,137

(a)	Excludes executed leases with a term of less than 12 months.
(b)	Pre-leased information is associated with projects under development at June 30, 2015.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $27.37 per square foot to $28.03 per square foot or 2.4% over previous rents.

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

Creekside Village Green

In the first quarter 2015, we substantially completed Creekside Village Green and reclassified the asset into our Operating Assets segment. Total development costs are expected to be approximately $19.0 million, of which we have incurred $16.2 million as of June 30, 2015. As of July 24, 2015, 71.2% of the project has been leased. We expect to reach stabilized annual NOI of $2.2 million by the first quarter 2016.

Downtown Summerlin

As of July 24, 2015, the retail portion of Downtown Summerlin is 81.8% leased and the office building, One Summerlin, is 48.6% leased, of which 12.4% is leased by us. Stabilized annual NOI is expected to be $37.2 million by the end of 2017. Total estimated development costs are approximately $418 million, of which we have incurred $390.8 million as of June 30, 2015. The remaining costs to be incurred are primarily for tenant improvements and leasing. The project is financed by a $311.8 million construction loan. The loan has an initial rate of one-month LIBOR plus 2.25% with an initial maturity date of July 15, 2017, with two, one-year extension options.

Hughes Landing Retail

We have substantially completed Hughes Landing Retail as of June 30, 2015 and reclassified the asset to our Operating Asset segment. Total development costs are expected to be approximately $36 million, of which we have incurred $32.2 million as of June 30, 2015. The project is financed by a $36.6 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.95% with an initial maturity date of December 20, 2016, with two, one-year extension options. As of July 24, 2015, 88.7% of the project has been leased. We expect to reach stabilized annual NOI of $3.9 million by the end of the first quarter 2016.

Office Properties

The following table summarizes office property leases that we executed during the three months ended June 30, 2015:

			Square Feet			Per Square Foot			(In thousands)
Office Properties (a) (b)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (c)	—	n.a.	—	—	—	$—	$—	$—	$—	$—	$—
Comparable - Renewal (d)	2	48	5,508	—	2,074	24.78	—	3.00	136	—	6
Comparable - New (e)	—	n.a.	—	—	—	—	—	—	—	—	—
Non-comparable (f)	6	77	31,664	18,510	21,220	29.39	31.94	10.86	930	591	231
Total			37,172	18,510	23,294				$1,066	$591	$237

(a)	Excludes executed leases with a term of less than 12 months.
(b)	Includes leasing activity for One Summerlin.
(c)	Pre-leased information is associated with projects under development at June 30, 2015.
(d)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $24.73 per square foot to $24.78 per square foot or 0.2% over previous rents.

(e)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. There were no comparable - new leases to report in the second quarter.

(f)	Non-comparable information is associated with stabilized assets whereby the space was previously vacant for more than 12 months or has never been occupied.

The following table summarizes office property leases that we executed during the six months ended June 30, 2015:

			Square Footage			Per Square Foot			(In thousands)
Office Properties (a) (b)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (c)	3	81	34,501	34,501	34,501	$33.87	$61.39	$6.20	$1,168	$2,118	$214
Comparable - Renewal (d)	3	44	9,098	—	2,074	26.43	—	3.00	240	—	6
Comparable - New (e)	—	n.a.	—	—	—	—	—	—	—	—	—
Non-comparable (f)	14	61	56,931	40,853	36,043	27.86	25.42	10.31	1,586	1,039	372
Total			100,530	75,354	72,618				$2,994	$3,157	$592

(a)	Excludes executed leases with a term of less than 12 months.
(b)	Includes leasing activity for One Summerlin
(c)	Pre-leased information is associated with projects under development at June 30, 2015.
(d)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $24.74 per square foot to $26.43 per square foot, or 6.8% over previous rents.

(e)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. There were no comparable - new leases to report in the first quarter.

(f)	Non-comparable information is associated with stabilized assets whereby the space was previously vacant for more than 12 months or has never been occupied.

Multi-family

One Lake’s Edge

In the second quarter 2015, we substantially completed One Lake’s Edge located at Hughes Landing in The Woodlands and reclassified the asset to our Operating Assets segment. Total development costs are expected to be approximately $88 million, of which we have incurred $83.7 million as of June 30, 2015. The project is financed by a $73.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of November 25, 2016, with two, one-year extension options.  As of July 24, 2015, 39.0% of the units are leased. We expect the apartments to reach stabilized annual NOI of $7.6 million in the second quarter of 2017.

Other

The Club at Carlton Woods

The Club at Carlton Woods (the “Club”) is a 36-hole golf and country club at The Woodlands with 737 total members as of June 30, 2015, consisting of 581 golf memberships and 156 sports memberships. The Club golf memberships decreased by 22, which consisted of 55 cancellations partially offset by 33 new and upgraded members during the six months ended June 30, 2015. We estimate the Club requires approximately 800 golf members to achieve break-even NOI; therefore, we expect to continue to incur NOI losses for the foreseeable future.  A significant portion of membership deposits are not recognized as revenue when collected, but are recognized over the estimated 12-year life of a membership. For the three and six months ended June 30, 2015, cash membership deposits collected, but not recognized in revenue or included in NOI, were $0.5 million and $0.9 million, respectively. For the three and six months ended June 30, 2014, cash membership deposits collected, but not recognized in revenue or included in NOI, were $1.1 million and $1.8 million, respectively.

Partially Owned

The Metropolitan Downtown Columbia Project

The Parcel D venture, in which we are a 50% partner with Kettler, Inc., completed construction of The Metropolitan Downtown Columbia Project and was reclassified into our Operating Assets segment during the first quarter 2015. Total development costs, including land value, are expected to be $97.0 million, of which the venture had incurred $90.9 million as of June 30, 2015. The joint venture obtained a $64.1 million construction loan, which is non-recourse to us. The loan bears interest at one-month LIBOR plus 2.40% and matures in July 2020.  As of July 24,  2015, 59.2%  of the units have been leased.  We expect the apartments to reach stabilized annual NOI of $6.8 million in the second quarter of 2017, of which our share would be $3.4 million.

Redevelopments

The Seaport District

On October 29, 2012, as a result of Superstorm Sandy, the historic area of South Street Seaport (area west of the FDR Drive) suffered significant damage due to flooding.  During 2013, we filed a claim with our insurance carriers for property damages, lost income and other costs resulting from the storm and we believe insurance will cover substantially all of these losses.  We have collected $47.9 million in insurance proceeds through June 30, 2015 and the claim is in litigation.    We recognized $0.3 million of insurance recoveries during the six months ended June 30, 2015, and $5.3 million and $13.1 million during the three and six months ended June 30, 2014, respectively, in other income.  Insurance recoveries are excluded from NOI.

Seaport District First Project Update

In 2013, the City of New York executed the amended and restated ground lease for South Street Seaport and we provided a completion guarantee to New York City for the renovation and reconstruction of the existing Pier 17 Building (“Renovation Project”). Construction began in 2013 and is expected to conclude in 2017. The Renovation Project features a newly constructed pier and building and is designed to include upscale retail, restaurants and an outdoor entertainment venue in a vibrant open rooftop encompassing approximately 1.5 acres. We are replacing the pier structure that will support the new Pier 17 building. Additionally, we are repositioning a significant portion of the 180,000 square feet of retail space in the historic area.  We entered into a 20-year anchor lease with iPic Entertainment for 46,000 square feet in the Fulton Market Building located in the historic area. iPic Theatres will serve as an anchor attraction for residents, workers and tourists, and we expect the historic area to be substantially repositioned by the end of 2016. We have incurred $116.4 million of development costs on this project net of insurance proceeds received of $47.9 million as of June 30, 2015, which includes $8.8 million of demolition costs and $8.7 million of development-related marketing costs.

The Pier 17 reconstruction, historic area renovation, Super Storm Sandy remediation and tenanting of the vacant space represent a complex undertaking and our estimates of the total costs for the first project will likely change as the development progresses.  The current cost estimate for the project, net of insurance proceeds received and inclusive of remediation, is $514 million.  A significant portion of the increase in estimated costs, compared to prior periods, includes an amount that is discretionary and will ultimately be determined based on the structure and economics of the leases and operating agreements with, and mix of, prospective tenants in the first project.  The current estimate also includes design revisions required by New York City due to flood zone designation changes required by FEMA subsequent to Super Storm Sandy, changes to the Pier building that would have either been required expenditures in the future or will make it operationally more efficient, and enhancement of the initial design, and adjustments for increases in construction costs.

Seaport District Second Project Update

On December 10, 2014, we began the public approval process for our further redevelopment of the Seaport district, which includes up to approximately 700,000 square feet of additional space. Our current proposal includes the replacement of wooden platform piers adjacent to Pier 17 with a newly constructed building on the New Market Site and the complete reconstruction of the historic Tin Building while utilizing as much of the original materials as possible.  The project will include a food market in the Tin Building and much greater pedestrian access to the waterfront via numerous East River Esplanade improvements and a new marina. The proposal also includes a reconfigured South Street Seaport Museum space within Schermerhorn Row, as well as a potential building addition on the adjacent John Street lot. These plans are subject to change as we work our way through the process for obtaining the entitlements necessary to begin construction on the project and there can be no assurance that we will ultimately obtain the entitlements needed to move forward with this project.

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

Total revenues and expenses for the Strategic Developments segment are summarized as follows:

Strategic Developments Revenues and Expenses (*)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
	(In thousands)			(In thousands)
Minimum rents	$77	$73	$4	$744	$336	$408
Condominium rights and unit sales	86,513	4,358	82,155	121,370	7,484	113,886
Other land, rental and property revenues	27	138	(111)	153	546	(393)
Total revenues	86,617	4,569	82,048	122,267	8,366	113,901
			—			—
Condominium rights and unit cost of sales	56,765	2,191	54,574	79,174	3,762	75,412
Other property operating costs	1,284	1,094	190	1,943	1,721	222
Real estate taxes	578	479	99	1,258	1,112	146
Rental property maintenance costs	115	166	(51)	232	281	(49)
Demolition costs	—	1	(1)	—	23	(23)
Development-related marketing costs	2,846	2,588	258	6,823	4,732	2,091
Depreciation and amortization	601	614	(13)	1,617	1,038	579
Other income	—	—	—	(334)	(2,373)	2,039
Interest, net (a)	(1,746)	(3,981)	2,235	(3,551)	(6,630)	3,079
Equity in Earnings from Real Estate and Other Affiliates	(921)	(5,820)	4,899	(1,825)	(10,083)	8,258
Total expenses	59,522	(2,668)	62,190	85,337	(6,417)	91,754
Strategic Developments EBT	$27,095	$7,237	$19,858	$36,930	$14,783	$22,147

(*)For a detailed breakdown of our Strategic Developments segment EBT, please refer to Note 15 - Segments.

(a)	Negative interest expense amounts are due to interest capitalized in our Strategic Developments segment related to Operating Assets segment debt and the Senior Notes.

Condominium rights and unit sales for the three and six months ended June 30, 2015, include $86.5 million and $121.0 million,  respectively, of revenue related to our Waiea and Anaha Condominium projects. We began recognizing revenue for these projects in the fourth quarter 2014 and the second quarter 2015, respectively. Condominium rights and unit sales for the three and six months ended June 30, 2014, represents the recognition of  deferred revenue on our ONE Ala Moana condominium project, which we completed in the fourth quarter 2014.

Condominium rights and unit costs of sales primarily represent development and construction costs on our Waiea and Anaha Condominium sales in 2015 and costs related to our ONE Ala Moana Condominium project in 2014.

Development-related marketing costs for the three and six months ended June 30, 2015, respectively, were primarily attributable to strategic development projects at Ward Village, South Street Seaport and Columbia. The increase in development-related marketing costs for the six months ended June 30, 2015 is due to a $2.9 million increase at Ward Village, which primarily related to our Ward Gateway and Ward Block M projects (described hereafter), and was offset by a decrease of $0.8 million related to the opening of our Downtown Summerlin project in the fourth quarter 2014.

Depreciation and amortization for the three and six months ended June 30, 2015 compared to the same period in 2014 is primarily due to the depreciation on the IBM building, which we placed in service at the end of the first quarter 2014.

Other income of $2.4 million for the six months ended June 30, 2014 relates to the sale of the Redlands Promenade land.

Net interest (income) expense decreased for the three and six months ended June 30, 2015, as compared to the same period in 2014, is due to less capitalized interest as we completed projects and moved them to our Operating Assets Segment.

Equity in Earnings from Real Estate and Other Affiliates represents our share of the profit from the ONE Ala Moana condominium venture. Equity in earnings during the three and six months ended June 30, 2015 is lower as the project was substantially complete as of December 31, 2014. As of June 30, 2015, all the units had been sold and closed.

The following describes the status of our active Strategic Development Projects as of June 30, 2015:

The Woodlands

Hughes Landing

Three Hughes Landing  - During the third quarter 2014, we began construction of Three Hughes Landing, a Class A office building. The project is expected to be completed by the end of the fourth quarter 2015. Total estimated development costs are approximately $90 million, of which we have incurred $39.7 million as of June 30, 2015. The project is financed by a $65.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.35% with an initial maturity date of December 5, 2017, with two, one-year extension options.  As of July 24, 2015, none of the building is pre-leased.

1725-35 Hughes Landing Boulevard – Construction began during the fourth quarter 2013 and we expect to complete it by the end of 2015. Total development costs are expected to be approximately $211 million, which includes $59 million of tenant improvements that will be reimbursed by ExxonMobil. We have incurred $140.3 million of development costs as of June 30, 2015. ExxonMobil has pre-leased the entire West Building for 12 years, and 160,000 square feet in the East Building for eight years with an option to lease the remaining space before the building opens. We expect to reach stabilized annual NOI, based on ExxonMobil’s current 478,000 square foot commitment, of approximately $10.7 million in 2018. If ExxonMobil exercises its option for the remaining space, stabilized annual NOI will increase to approximately $14.5 million. The option expires in December 2015. The project is financed by a $143.0 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.90% with an initial maturity date of June 30, 2018 with a one-year extension option. The interest rate will be reduced to LIBOR plus 1.65% when ExxonMobil takes occupancy.

Hughes Landing Hotel (Embassy Suites) - In the fourth quarter 2014, we began construction of an Embassy Suites by Hilton branded hotel, that will be owned and managed by us, in Hughes Landing, which we expect to complete by the end of 2015. Total development costs are expected to be approximately $46 million, of which we have incurred $23.0 million as of June 30, 2015.  The project is financed by a $37.1 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of October 2, 2018, with two, one-year extension options.

Waterway Square Hotel (Westin) – In the second quarter 2014, we began construction of the Waterway Square Hotel, a Westin-branded hotel that will be owned and managed by us. We expect to complete and open the hotel during the first quarter of 2016. Total development costs are expected to be approximately $97 million, of which we have incurred $51.0 million as of June 30, 2015.  The project is financed by a $69.3 million construction loan bearing interest at one-month LIBOR plus 2.65% with an initial maturity date of August 6, 2018, with a one-year extension option.

Alden Bridge Self-Storage Facilities

We expect to begin construction of two self-storage facilities in Alden Bridge, a neighborhood within The Woodlands, in the third quarter 2015.  One facility located on 4.0 acres will be an approximate 82,000 square foot building and consist of 670 units with an estimated total cost of $8.4 million.  The other facility located on 3.1 acres will be an approximate 79,000 square foot building and consist of 650 units with an estimated total cost of $8.4 million.  We expect to complete both projects during the second quarter 2016.  We are currently seeking financing for these projects.

Ward Village

Ward Village Master Plan

In the fourth quarter 2012, we announced plans to transform the property formerly known as Ward Centers into Ward Village, a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets. The first phase of the master plan includes the renovation of the IBM building, the development of condominium units in two mixed-use market rate residential towers and the development of a workforce residential tower. The IBM building renovation has been completed. We began public presales for the two mixed-use market rate residential towers (Waiea and Anaha) in February 2014. Sales contracts require a minimum deposit by the buyer and are subject to a 30-day rescission period.

Waiea Condominiums - In the second quarter 2014, we began construction on Waiea, the first market rate tower and we expect to complete the tower by the end of 2016. As of July 24, 2015, 154 of the 174 total units were sold. Total development costs are expected to be approximately $403 million, excluding land value, which includes $5.0 million of development-related marketing costs that will be expensed as incurred. As of June 30, 2015, we have incurred $116.5 million of development costs of which $4.7 million were development-related marketing costs. During the fourth quarter 2014, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of June 30, 2015, the project was approximately 29% complete.

Anaha Condominiums – In the fourth quarter 2014, we began construction of Anaha, the second market rate tower and we expect to complete the tower during the second quarter 2017. As of July 24, 2015, 259 of the 317 total units were sold. Total development costs are expected to be approximately $401 million, excluding land value, which includes $4.0 million of development-related marketing costs that will be expensed as incurred. As of June 30, 2015, we have incurred $57.7 million of development costs of which $4.0 million were development-related marketing costs.  During the second quarter 2015, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of June 30, 2015, the project was approximately 14% complete.

On November 6, 2014, we closed on a $600.0 million non-recourse construction loan cross-collateralized by Waiea and Anaha bearing interest at one-month LIBOR plus 6.75% with an initial maturity date of November 6, 2017, with two, one-year extension options.

Ward Workforce Housing - We continue to finalize plans and project budget for the development and sale of this tower. Condominium documents will be submitted to the Hawaii Real Estate Commission later in 2015 and will require Real Estate Commission approval in order to launch pre-sales in 2016. As of June 30, 2015, we have incurred $6.7 million of development costs on this project.

In connection with Phase Two of the master plan, which is being finalized, we have received approval from the HCDA for the development of the Ward Block M project and Ward Village Gateway.

Ae‘o  formerly known as Ward Block M - In July 2015, condominium documents were approved by the Hawaii Real Estate Commission which was the final approval necessary to launch pre-sales for Ae‘o, the 466 unit tower. Construction of the Whole Foods Market, located in this block, is expected to begin in early 2016 with completion scheduled in 2018. Pre-sales began in July 2015 and we are finalizing the project budget.  Construction of the condominium units will be subject to obtaining an acceptable level of pre-sales and financing for the project.  We have incurred $11.7 million of pre-development costs on this project as of June 30, 2015.

Gateway Towers – In June 2015, condominium documents were approved by the Hawaii Real Estate Commission which was the final approval necessary to launch pre-sales of the first Gateway Tower.  The first tower will consist of 125 luxury units, approximately 8,500 square feet of retail and a one-acre park that will serve as the start of a four-acre village green that will open up a pedestrian connection from the heart of Ward Village to the center of Kewalo Basin Harbor.  Pre-sales began in July 2015 and we are finalizing the project budget. Construction of the property will be subject to obtaining an acceptable level of pre-sales and financing for the project. We have incurred $24.0 million of pre-development costs as of June 30, 2015.

Seaport District Assemblage

During the first quarter 2015, we acquired a 58,000 square foot commercial building and air rights with total residential and commercial development rights of 196,133 square feet.  The acquisitions combined with adjacent property acquisitions in 2014 create a 42,694 square foot lot with 817,784 square feet of available development rights.  These properties are collectively referred to as the Seaport District Assemblage and are located in close proximity to our South Street Seaport property.

Summerlin

Summerlin Apartments, LLC

We and our partner, The Calida Group (“Calida”), each own 50% of the venture to develop a gated luxury apartment development. The venture commenced construction in February 2015 with a projected second quarter 2016 opening. Total estimated costs are $24.0 million, including land value, of which the venture had incurred $6.6 million as of June 30, 2015. In February of 2015, the venture closed on a $15.8 million construction loan. The loan bears interest at one month LIBOR plus 2.50% and matures in February of 2018, with two, one-year extension options. Upon a sale of the property, we are entitled to 50% of the proceeds up to an amount determined by applying a 7.0% capitalization rate to NOI and then 100% of proceeds above that amount.

Parcel C

The Parcel C venture located in Columbia, Maryland, of which we are a 50% partner with Kettler Inc., continues to finalize pre-development activities to construct a 437-unit, Class A apartment building with 31,000 square feet of ground floor retail. Our partner will provide construction and property management services, including the funding and oversight of development activities, as well as obtaining construction financing. Closing on the construction loan and commencement of construction is anticipated later in 2015. Our total investment in this project was $7.0 million as of June 30, 2015.

Bridgeland

Lakeland Village Center

In the second quarter 2015, we began construction of Lakeland Village Center, a CVS anchored neighborhood retail center. Completion is expected in the second quarter 2016. Total development costs are expected to be approximately $16 million, and we have incurred $1.5 million as of June 30, 2015. On May 15, 2015, we closed on a $14.0 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.35% with an initial maturity date of May 15, 2018, with two, one-year extension options. As of July 24, 2015, none of the building has been pre-leased.

The following table summarizes our projects under construction, and related debt, for Operating Assets and Strategic Developments as of June 30, 2015. Projects described as Complete are open and are operating but require additional spending and financing prior to project close out. Additionally, we are currently seeking construction financing for the Alden Bridge Self-Storage facility.

($ in thousands) Announced Project	Total Estimated Costs (a)	Costs Paid Through June 30, 2015 (b)	Estimated Remaining to be Spent	Buyer Deposits/ Tenant Reimbursements	Buyer Deposits/ Tenant Reimbursements Drawn Through June 30, 2015	Remaining Buyer Deposits/Tenant Remibursements to be Drawn	Committed/ Allocated Debt (c)	Amount Drawn Through June 30, 2015	Remaining Debt to be Drawn	Estimated Costs Remaining in Excess of Remaining Financing to be Drawn (d)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(D) - (E) = (F)	(G)	(H)	(G) - (H) = (I)	(C) - (F) - (I) = (J)
Columbia Regional Building	$24,616	$24,094	$522	$—	$—	$—	$23,008	$22,122	$886	$(364)	(e)	Complete
Outlet Collection at Riverwalk	85,687	80,645	5,042	—	—	—	60,000	55,454	4,546	496	(f)	Complete
South Street Seaport	514,083	76,920	437,163	—	—	—	—	—	—	437,163	(g)	2017
Downtown Summerlin	418,304	377,503	40,801	—	—	—	311,800	276,573	35,227	5,574	(h)	Complete
3831 Technology Forest Drive	19,980	17,339	2,641	—	—	—	23,000	22,622	378	2,263	(i)	Complete
Creekside Village Green	18,536	13,718	4,818	—	—	—	—	—	—	4,818	(j)	Complete
Hughes Landing Retail	36,207	25,144	11,063	—	—	—	36,575	23,393	13,182	(2,119)	(k)	Complete
One Lake's Edge	88,494	74,172	14,322	—	—	—	73,525	59,169	14,356	(34)	(l)	Complete
Two Hughes Landing	48,603	40,916	7,687	—	—	—	38,730	31,250	7,480	207	(m)	Complete
The Woodlands Resort & Conference Center	76,714	73,762	2,952	—	—	—	48,900	47,009	1,891	1,061	(n)	Complete
Total Operating Assets	1,331,224	804,213	527,011	—	—	—	615,538	537,592	77,946	449,065

Strategic Developments
1725-35 Hughes Landing Boulevard	211,045	103,489	107,556	58,681	11,311	47,370	132,474	72,617	59,857	329	(o)	Q4 2015
Waterway Square Hotel (Westin)	97,380	39,983	57,397	—	—	—	69,334	11,369	57,965	(568)		Q1 2016
Hughes Landing Hotel (Embassy Suites)	46,363	15,274	31,089	—	—	—	32,413	1,133	31,280	(191)		Q4 2015
Three Hughes Landing	90,162	34,434	55,728	—	—	—	65,455	9,695	55,760	(32)		Q4 2015
Lakeland Village Center	16,274	777	15,497	—	—	—	14,000	—	14,000	1,497	(p)	Q2 2016
Alden Bridge Self-Storage	16,846	120	16,726	—	—	—	—	—	—	16,726	(q)	Q2 2016
Waiea Condominiums	403,440	92,369	311,071	108,019	61,008	47,011	261,085	5,028	256,057	8,003	(r)	Q4 2016
Anaha Condominiums	401,314	45,124	356,190	61,551	29,418	32,133	324,608	2,956	321,652	2,405	(r)	Q2 2017
Total Strategic Developments	1,282,824	331,570	951,254	228,251	101,737	126,514	899,369	102,798	796,571	28,169
Combined Total at June 30, 2015	$2,614,048	1,135,783	$1,478,265	$228,251	$101,737	$126,514	$1,514,907	$640,390	$874,517	$477,234

Alden Bridge Self-Storage Anticipated Financing										(13,000)	(q)
Est. Costs to be funded net of financing assuming closing on pending financing										$464,234

(a)

Total Estimated Costs represent all costs to be incurred on the project which includes construction costs, demolition costs, marketing costs, capitalized leasing and deferred financing and excludes land costs and capitalized corporate interest allocated to the project.  Excluded from Waiea Condominiums' and Anaha Condominiums' Total Estimated Costs are Master Plan infrastructure and amenity cost allocations related to Ward Village.

(b)

Costs Paid Through June 30, 2015 includes construction costs, demolition costs, marketing costs, capitalized leasing, payroll or project development fees, deferred financing costs and advances for certain accrued costs from lenders.

(c)	Committed Debt details:

Outlet Collection at Riverwalk - total commitment of $64,400, which includes $60,000 for construction and a $4,400 earn out which is available after completion and the achievement of operational covenants.

The Woodlands Resort & Conference Center - total commitment of $95,000, which includes $48,900 for construction, a $10,000 earn out and $36,100 which refinanced prior mortgage debt.

Two Hughes Landing - total commitment of $41,230, which includes $38,730 for construction and $2,500 for additional leasing commissions and tenant improvement allowances on One Hughes Landing.

1725-35 Hughes Landing Boulevard - total commitment of $143,000, which includes $132,474 for construction, $5,158 for operating reserve and $5,368 for interest reserve after asset is placed in service.

Hughes Landing Hotel - total commitment of $37,097, which includes $32,413 for construction, $2,034 for garage expansion not currently included in the project and $2,650 earn out commitment when a 12% debt yield is achieved.

(d)

Negative balances represent cash to be received in excess of Estimated Remaining to be Spent.  The items are primarily related to June costs that were paid by us but not yet reimbursed by the lender. We expect to receive funds from our lenders for these costs in the future.  Positive balances represent cash that remains to be invested or amounts drawn in advance of payment.

(e)	Columbia Regional Building was placed in service during August 2014.
(f)	Outlet Collection at Riverwalk was placed in service during May 2014.
(g)

South Street Seaport Total Estimated Costs and Costs Paid Through June 30, 2015 are net of the $47.9 million of insurance proceeds received.  We anticipate seeking financing for this project in the future.

(h)	Downtown Summerlin was placed in service during October 2014.
(i)

3831 Technology Forest was placed in service during December 2014.  We closed on permanent financing of $23,000 in the first quarter 2015.  However $0.4 million is held in escrow until the completion of certain tenant improvements.

(j)	Creekside Village was placed in service in March 2015 and the project has no debt financing.
(k)	Hughes Landing Retail was placed in service in March 2015.
(l)	One Lake's Edge was placed in service during April 2015.
(m)	Two Hughes Landing was placed in service during September 2014.
(n)	The Woodlands Resort & Conference Center was substantially complete in November 2014.
(o)

1725-35 Hughes Landing Boulevard Total Estimated Costs include approximately $59 million of tenant improvements that will be reimbursed directly by ExxonMobil.  These Tenant Reimbursements are shown above, in column D, as an additional source of funds for project costs.

(p)	Lakeland Village Center's Estimated Costs Remaining in Excess of Financing is the remaining equity portion of the capital structure.
(q)	Alden Bridge Self-Storage consists of two self-storage facilities within The Woodlands. We are currently seeking financing for the project and is anticipated to be $13,000.
(r)

Both Waiea Condominiums and Anaha Condominiums currently have nonrefundable Buyer Deposits that are required to be utilized to fund project costs prior to drawing on the loan.  When additional Buyer Deposits are received from additional unit sales, those deposits are also required to be used for project costs.  Based on actual sales as of June 30, 2015, we anticipate only utilizing approximately $586 million of the total $600 million committed debt for both projects.  If all the remaining condominium units are sold, we currently estimate a total of approximately $69 million of additional buyer deposits that could be available to fund project costs, thereby further reducing the total amount needed to be drawn from the committed construction loan.

The following table represents our capitalized internal development costs by segment for the three and six months ended June 30, 2015 and 2014:

	Capitalized Internal Costs
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
MPC segment	$2.2	$1.9	$4.3	$3.3
Operating Assets segment	2.3	2.8	5.5	5.3
Strategic Developments segment	4.3	3.1	8.5	6.2
Total	$8.8	$7.8	$18.3	$14.8

	Capitalized Internal Costs Related to Compensation Costs
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions)
MPC segment	$2.2	$1.2	3.6	2.5
Operating Assets segment	1.6	2.4	3.9	4.5
Strategic Developments segment	2.9	2.7	5.9	5.4
Total	$6.7	$6.3	13.4	12.4

Capitalized internal costs (which include compensation costs) have increased with respect to our MPC segment due to higher development activities. For the six months ended June 30, 2015, capitalized internal costs increased with respect to our properties undergoing redevelopment in our Operating Assets segment and our Strategic Developments segment as we have increased staffing and related costs from 2014 to correspond with our increase in development activities.

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

As of June 30, 2015, our consolidated debt was $2.3 billion and our share of the debt of our Real Estate Affiliates was  $60.1 million. Please refer to Note 8 – Mortgages, Notes and Loans Payable to our condensed consolidated financial statements for a table showing our debt maturity dates.

The following table summarizes our Net Debt on a segment basis as of June 30, 2015. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID receivables. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

Segment Basis (a)	Master Planned Communities	Operating Assets		Strategic Developments		Segment Totals	Non- Segment Amounts	Total June 30, 2015
	(In thousands)
Mortgages, notes and loans payable	$247,418	$1,233,890	(b)	$102,879	(c)	$1,584,187	$762,077	$2,346,264
Less: cash and cash equivalents	(61,415)	(93,394)	(d)	(68,507)	(e)	(223,316)	(270,106)	(493,422)
Special Improvement District receivables	(31,866)	—		—		(31,866)	—	(31,866)
Municipal Utility District receivables	(124,828)	—		—		(124,828)	—	(124,828)
Net Debt	$29,309	$1,140,496		$34,372		$1,204,177	$491,971	$1,696,148

(a)	Please refer to Note 15 - Segments.
(b)

Includes our $60.0 million share of debt of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim, Millennium Woodlands Phase II and The Metropolitan Downtown Columbia Project).

(c)	Includes our $0.1 million share of debt of our Real Estate and Other Affiliates in Strategic Developments segment (Summerlin Apartments, LLC).
(d)

Includes our $1.9 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim, Summerlin Las Vegas Baseball Club, The Metropolitan Downtown Columbia Project, Millennium Woodlands Phase II, and Stewart Title).

(e)	Includes our $2.9 million share of cash and cash equivalent of our Real Estate and Other Affiliates in Strategic Developments segment (KR Holdings, HHMK Development, Parcel C, Summerlin Apartments).

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

Net cash used in operating activities was ($1.0) million for the six months ended June 30, 2015 compared to net cash provided by operating activities of $9.3 million, for the six months ended June 30, 2014. The $10.3 million decrease in cash from operating activities was primarily related to the following:

Decreases in operating cash

•	Higher Condominium and MPC expenditures of $90.4 million;
•	Lower MPC Land sales of $92.6 million;
•	Lower mud collections of $22.3 million;
•	Collection of $13.1 million of insurance proceeds from Superstorm Sandy in 2014; and
•	Higher interest payments of $6.8 million due to higher debt balance.

Increases in operating cash

•	Release of condominium buyer deposits from escrow of $90.4 million;
•	Lower MPC land acquisitions of $65.4 million;
•	Lower leasing costs of $23.8 million at Downtown Summerlin;
•	NOI contribution of $18.8 million from property openings and acquisitions in 2014;
•	Tenant improvement reimbursements of $11.3 million from ExxonMobil; and
•	Higher builder price participation collections of $5.7 million.

Investing Activities

Net cash used in investing activities was $365.2 million and $291.0 million for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, cash used for investing activities was primarily related to development of real estate, property improvements and equipment expenditures of $372.3 million partially offset by

$9.1 million of cash distributions received from the One Ala Moana project. The expenditures in 2015 relate to the Seaport District Assemblage acquisitions, Pier 17 development at South Street Seaport and the development of office, retail and multi-family properties in The Woodlands. During the six months ended June 30, 2014, cash used for development of real estate, property improvements and equipment expenditures was $298.4 million. The expenditures in 2014 relate primarily to the construction of Downtown Summerlin, office and multi-family properties in The Woodlands, South Street Seaport, The Woodlands Resort & Conference Center and the Outlet Collection at Riverwalk.

Financing Activities

Net cash provided by financing activities was $294.3 million and $126.3 million for the six months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, we received loan proceeds totaling $310.8 million compared to $164.1 million during the same period in 2014. The 2015 proceeds primarily relate to draws on loans for the 10-60 Columbia Corporate Center buildings, Downtown Summerlin, Hughes Landing projects in The Woodlands, The Woodlands Resort & Conference Center, the Outlet Collection at Riverwalk, and The Woodlands and Bridgeland MPCs.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $100.1 million as of June 30, 2015.

REIT Requirements

We revoked Victoria Ward’s REIT status in the first quarter 2015. It will now be taxed as a regular “C” corporation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. We intend to manage a portion of our variable interest rate exposure by using interest rate swaps and caps. With respect to fixed rate financings, increases in interest rates could make it more difficult to refinance such debt when due. As of June 30, 2015, we had $1.2 billion of variable rate debt outstanding of which $212.0 million has been swapped to a fixed-rate. Approximately $192.7 million of the $1.0 billion of total variable rate debt that has not been swapped to a fixed rate is represented by the Master Credit Facility at The Woodlands. Due to the revolving nature of this type of debt, it is generally inefficient to use interest rate swaps as a hedging instrument; rather, we have purchased an interest rate cap having a $100.0 million notional amount for this facility to mitigate our exposure to rising interest rates. We also did not swap $95.7 million of the outstanding balance on the Ward Village financing to a fixed rate because it is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. $653.7 million of variable rate debt relates to our projects under construction. As the properties are placed in service and become stabilized, the variable rate debt is generally converted to a permanent fixed rate loan. As of June 30, 2015, annual interest costs would increase approximately $10.3 million for every 1.00% increase in floating interest rates. A portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) would be less than the total change, but we would incur higher cash payments. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 8 – Mortgages, Notes and Loans Payable and Note 9 – Derivative Instruments and Hedging Activities in our Annual Report.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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
August 10, 2015

EXHIBIT INDEX

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

+   Filed herewith

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2015.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2015 and 2014, and (v) the Condensed  Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014.