Form 10-Q
period 2015-09-30
Howard Hughes Corp
filed 2015-11-09
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

☐ Yes    ☒ No

The number of shares of common stock, $0.01 par value, outstanding as of November 4, 2015 was 39,714,838.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30,	December 31,
	2015	2014
	(In thousands, except share amounts)
Assets:
Investment in real estate:
Master Planned Community assets	$1,672,763	$1,641,063
Land	305,634	317,211
Buildings and equipment	1,478,489	1,243,979
Less: accumulated depreciation	(213,040)	(157,182)
Developments	1,205,124	914,303
Net property and equipment	4,448,970	3,959,374
Investment in Real Estate and Other Affiliates	56,191	53,686
Net investment in real estate	4,505,161	4,013,060
Cash and cash equivalents	450,647	560,451
Accounts receivable, net	32,051	28,190
Municipal Utility District receivables, net	136,196	104,394
Notes receivable, net	23,610	28,630
Deferred expenses, net	73,263	75,070
Prepaid expenses and other assets, net	323,596	310,136
Total assets	$5,544,524	$5,119,931

Liabilities:
Mortgages, notes and loans payable	$2,322,296	$1,993,470
Deferred tax liabilities	84,214	62,205
Warrant liabilities	308,630	366,080
Uncertain tax position liability	4,823	4,653
Accounts payable and accrued expenses	489,035	466,017
Total liabilities	3,208,998	2,892,425

Commitments and Contingencies (see Note 15)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 39,714,838 shares issued and outstanding as of September 30, 2015 and 39,638,094 shares issued and outstanding as of December 31, 2014	398	396
Additional paid-in capital	2,845,021	2,838,013
Accumulated deficit	(506,096)	(606,934)
Accumulated other comprehensive loss	(7,569)	(7,712)
Total stockholders' equity	2,331,754	2,223,763
Noncontrolling interests	3,772	3,743
Total equity	2,335,526	2,227,506
Total liabilities and equity	$5,544,524	$5,119,931

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues:
Master Planned Community land sales	$45,423	$59,351	$138,937	$260,186
Builder price participation	6,680	5,311	20,285	13,251
Minimum rents	37,814	24,380	109,997	66,929
Tenant recoveries	10,706	7,601	31,074	20,509
Condominium rights and unit sales	78,992	4,032	200,362	11,516
Resort and conference center revenues	11,772	8,150	35,256	27,198
Other land revenues	4,617	4,112	11,055	9,322
Other rental and property revenues	7,438	6,291	20,729	18,601
Total revenues	203,442	119,228	567,695	427,512

Expenses:
Master Planned Community cost of sales	19,674	27,743	67,806	93,540
Master Planned Community operations	10,349	10,995	32,295	31,645
Other property operating costs	16,680	15,198	54,459	45,603
Rental property real estate taxes	6,908	4,559	19,676	12,540
Rental property maintenance costs	3,094	2,313	8,738	6,402
Condominium rights and unit cost of sales	47,573	2,026	126,747	5,788
Resort and conference center operations	8,767	8,910	26,738	22,833
Provision for doubtful accounts	1,007	119	3,082	293
Demolition costs	1,024	760	2,637	6,711
Development-related marketing costs	7,639	6,387	19,476	15,909
General and administrative	18,526	14,759	57,095	49,138
Other income, net	659	(11,409)	(1,204)	(27,468)
Depreciation and amortization	24,998	13,018	71,577	35,000
Total expenses	166,898	95,378	489,122	297,934

Operating income	36,544	23,850	78,573	129,578

Interest income	109	(1,162)	516	19,651
Interest expense	(15,212)	(12,136)	(43,143)	(28,354)
Warrant liability gain (loss)	123,640	24,690	57,450	(139,120)
Gain on sale of The Club at Carlton Woods	29,073	—	29,073	—
Increase (reduction) in tax indemnity receivable	—	5,454	—	(5,473)
Equity in earnings from Real Estate and Other Affiliates	295	5,509	3,164	18,164
Income (loss) before taxes	174,449	46,205	125,633	(5,554)
Provision for income taxes	18,237	590	24,795	49,895
Net income (loss)	156,212	45,615	100,838	(55,449)
Net loss (income) attributable to noncontrolling interests	12	—	—	(12)
Net income (loss) attributable to common stockholders	$156,224	$45,615	$100,838	$(55,461)

Basic income (loss) per share:	$3.96	$1.16	$2.55	$(1.41)

Diluted income (loss) per share:	$0.76	$0.48	$1.01	$(1.41)

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Comprehensive income (loss), net of tax:
Net income (loss)	$156,212	$45,615	$100,838	$(55,449)
Other comprehensive income (loss):
Interest rate swaps (a)	(411)	784	297	902
Capitalized swap interest (b)	(42)	(180)	(154)	(357)
Other comprehensive income	(453)	604	143	545
Comprehensive income (loss)	155,759	46,219	100,981	(54,904)
Comprehensive (income) loss attributable to noncontrolling interests	12	—	—	(12)
Comprehensive income (loss) attributable to common stockholders	$155,771	$46,219	$100,981	$(54,916)

(a)

Amount is shown net of deferred tax expense of $0.2 million and $0.8 million for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, amounts are shown net of deferred tax benefit of $0.1 million and $0.2 million, respectively.

(b)

Net of deferred tax benefit of $0.1 million for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, amounts shown net of deferred tax benefit of $0.1 million and $0.2 million, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

(In thousands, except share amounts)	Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	39,576,344	$396	$2,829,813	$(583,403)	$(8,222)	$6,562	$2,245,146
Net income (loss)		—	—	(55,461)	—	12	(55,449)
Preferred dividend payment on behalf of REIT subsidiary		—	—	—	—	(12)	(12)
Interest rate swaps, net of tax of $135		—	—	—	902	—	902
Capitalized swap interest, net of tax of $126		—	—	—	(357)	—	(357)
Stock plan activity	61,750	—	5,940	—	—	—	5,940
Balance, September 30, 2014	39,638,094	$396	$2,835,753	$(638,864)	$(7,677)	$6,562	$2,196,170

Balance, January 1, 2015	39,638,094	$396	$2,838,013	$(606,934)	$(7,712)	$3,743	$2,227,506
Net income (loss)		—	—	100,838	—	—	100,838
Distribution to noncontrolling interest		—	—	—	—	29	29
Interest rate swaps, net of tax of $800		—	—	—	297	—	297
Capitalized swap interest, net of tax benefit of $83		—	—	—	(154)	—	(154)
Stock plan activity	76,744	2	7,008	—	—	—	7,010
Balance, September 30, 2015	39,714,838	$398	$2,845,021	$(506,096)	$(7,569)	$3,772	$2,335,526

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$100,838	$(55,449)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	58,257	31,330
Amortization	13,320	3,670
Amortization of deferred financing costs	4,104	2,927
Amortization of intangibles other than in-place leases	679	462
Straight-line rent amortization	(3,255)	1,113
Deferred income taxes	23,065	47,925
Restricted stock and stock option amortization	5,269	5,940
Gain on disposition of asset	(29,073)	(2,373)
Warrant liability (gain) loss	(57,450)	139,120
Reduction in tax indemnity receivable	—	5,473
Interest income related to tax indemnity	—	(18,856)
Equity in earnings from Real Estate and Other Affiliates, net of distributions	1,426	(14,666)
Provision for doubtful accounts	3,082	293
Master Planned Community land acquisitions	(6,028)	(69,930)
Master Planned Community development expenditures	(129,298)	(93,080)
Master Planned Community cost of sales	65,692	86,044
Condominium development expenditures	(137,369)	(34,358)
Condominium and other cost of sales	126,747	5,788
Percentage of completion revenue recognition from sale of condominium rights and units	(200,362)	(11,516)
Non-monetary consideration relating to land sale	—	(13,789)
Deferred rental income	37,472	—
Net changes:
Accounts and notes receivable	(1,192)	26,188
Prepaid expenses and other assets	(9,838)	(3,436)
Condominium deposits received	52,001	125,002
Deferred expenses	(5,562)	(32,028)
Accounts payable and accrued expenses	39,065	18,055
Condominium deposits held in escrow	(52,001)	(125,002)
Condominium deposits released from escrow	132,086	—
Other, net	969	(8,888)
Cash provided by operating activities	32,644	15,959

Cash Flows from Investing Activities:
Property and equipment expenditures	(9,505)	(6,213)
Operating property improvements	(5,856)	(3,581)
Property developments and redevelopments	(488,713)	(467,497)
Proceeds from insurance claims	—	12,901
Proceeds from dispositions	25,139	11,953
Distribution from KR Holdings, LLC	9,121	—
Investments in Real Estate and Other Affiliates, net	(635)	(3,929)
Change in restricted cash	(1,568)	(8,136)
Other	1,263	(1,484)
Cash used in investing activities	(470,754)	(465,986)

Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	370,342	414,046
Principal payments on mortgages, notes and loans payable	(40,066)	(45,443)
Deferred financing costs	(1,970)	(7,906)
Preferred dividend payment on behalf of REIT subsidiary	—	(12)
Cash provided by financing activities	328,306	360,685

Net change in cash and cash equivalents	(109,804)	(89,342)
Cash and cash equivalents at beginning of period	560,451	894,948
Cash and cash equivalents at end of period	$450,647	$805,606

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$60,805	$49,617
Interest capitalized	35,237	34,760
Income taxes paid	2,593	1,487

Non-Cash Transactions:
Special Improvement District bond transfers associated with land sales	2,114	7,496
Property developments and redevelopments	(15,747)	59,819
Accrued interest on construction loan borrowing	1,616	—
MPC Land contributed to Real Estate Affiliates	15,234	—
Special Improvement District bond transfers to Real Estate Affiliates	(1,518)	—
Capitalized stock compensation	2,072	—
Acquisition of 1701 Lake Robbins:
Land	—	(1,663)
Building	—	(3,752)
Other assets and deferred expenses	—	(848)
Mortgages, notes and loans payable	—	4,600
Other liabilities	—	152

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with intercompany transactions eliminated between consolidated subsidiaries for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”). Such Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements up to the date and time this Quarterly Report was filed.

NOTE 2 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The standard requires a retrospective application to reflect the period-specific effects of applying the new guidance. The Company will begin presenting the carrying value of its debt net of the debt issuance costs in the fourth quarter 2015.  The adoption of this ASU will only impact the presentation of debt issuance costs on the Consolidated Balance Sheet.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” The standard eliminates the deferral of FAS 167, per ASC 810-10-65-2(a). The standard changes whether: (1) fees paid to a decision maker or service provider represent a variable interest; (2) a limited partnership or similar entity has the characteristics of a VIE; and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. The Company is currently evaluating the new guidance and does not expect it to have a material impact on its Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. This ASU becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) issued ASU 2014-09 “Revenues from Contracts with Customers (Topic 606).” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

effective date of this standard will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. The Company is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

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

As of September 30, 2015, the estimated $126.3 million fair value for the Sponsors Warrants representing warrants to purchase 1,916,667 shares and the estimated $182.3 million fair value for the Management Warrants representing warrants to purchase 2,862,687 shares have been recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsors Warrants and Management Warrants were $157.1 million and $209.0 million, respectively, as of December 31, 2014. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 7 – Fair Value of Financial Instruments. Decreases and increases in the fair value of the Sponsors Warrants and the Management Warrants are recognized as either warrant liability gains or losses, respectively, in the Condensed Consolidated Statements of Operations.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Information related to our EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Basic EPS:
Numerator:
Net income (loss)	$156,212	$45,615	$100,838	$(55,449)
Net loss (income) attributable to noncontrolling interests	12	—	—	(12)
Net income (loss) attributable to common stockholders	$156,224	$45,615	$100,838	$(55,461)

Denominator:
Weighted average basic common shares outstanding	39,473	39,465	39,469	39,459

Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$156,224	$45,615	$100,838	$(55,461)
Less: Warrant liability gain	(123,640)	(24,690)	(57,450)	—
Adjusted net income (loss) attributable to common stockholders	$32,584	$20,925	$43,388	$(55,461)

Denominator:
Weighted average basic common shares outstanding	39,473	39,465	39,469	39,459
Restricted stock and stock options	405	405	415	—
Warrants	3,035	3,301	3,035	—
Weighted average diluted common shares outstanding	42,913	43,171	42,919	39,459

Basic income (loss) per share:	$3.96	$1.16	$2.55	$(1.41)

Diluted income (loss) per share:	$0.76	$0.48	$1.01	$(1.41)

The diluted EPS computation for the three and nine months ended September 30, 2015 excludes 147,538 and 124,122 stock options, respectively. The diluted EPS computations for the nine months ended September 30, 2014 excludes 1,037,740 stock options, 172,690 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsor Warrants and 2,862,687 shares of common stock underlying the Management Warrants. All such amounts are excluded from the respective diluted EPS computations because their inclusion would have been anti-dilutive.

NOTE 5      RECENT TRANSACTIONS

On September 4, 2015, the Company sold The Club at Carlton Woods, its 36-hole golf and country club in The Woodlands, for net cash proceeds of $25.1 million, and purchaser’s assumption of net liabilities of $4.0 million, resulting in a pre-tax gain of $29.1 million. The property was comprised of total assets of $20.9 million and total liabilities of $24.9 million. The property was developed and operated by us as an amenity for selling residential lots in a gated community in The Woodlands. Most of the lots have been sold, and the sale of this asset will allow us to redeploy capital to our development activities.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

timing of future cash flows and whether the asset is expected to earn an above or below market rate of return.

Our investment in each of the Real Estate and Other Affiliates is evaluated periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of our investment in a Real Estate and Other Affiliate is deemed to be other-than-temporary, our investment in such Real Estate and Other Affiliate is reduced to its estimated fair value.

No impairment charges were recorded during the three or nine months ended September 30, 2015 or 2014. We continually evaluate our strategic alternatives with respect to each of our properties and may revise our strategy from time to time, including our intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, we may decide to sell property that is held for use and the sale price may be less than the carrying amount. As a result, these changes in strategy could result in impairment charges in future periods.

NOTE 7 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents, for each of the fair value hierarchy levels required under FASB Accounting Standards (“ASC”) 820 Fair Value Measurement, our assets and liabilities that are measured at fair value on a recurring basis.

	September 30, 2015				December 31, 2014
	Fair Value Measurements Using				Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)				(In thousands)
Assets:
Cash equivalents	$18	$18	$—	$—	$75,027	$75,027	$—	$—
Liabilities:
Warrants	308,630	—	—	308,630	366,080	—	—	366,080
Interest rate swaps	3,651	—	3,651	—	3,144	—	3,144	—

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements of our Sponsors and Management Warrants using significant unobservable inputs (Level 3):

	2015	2014
	(In thousands)
Balance as of January 1	$366,080	$305,560
Warrant liability (gain)/loss (a)	(57,450)	139,120
Balance as of September 30	$308,630	$444,680

(a)	All gains and losses during 2015 and 2014 were unrealized.

The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data. Changes in the fair values of the Sponsors Warrants and the Management Warrants are recognized in earnings as a warrant liability gain or loss.

The significant unobservable inputs used in the fair value measurement of our warrants designated as Level 3 as of September 30, 2015 are as follows:

			Unobservable Inputs
	Fair Value	Valuation Technique	Expected Volatility (a)	Marketability Discount (b)
	(In thousands)
Warrants	$308,630	Option Pricing Valuation Model	31.7%	13.0% - 15.0%

(a)	Based on our implied equity volatility.
(b)	Represents the discount rate for lack of marketability of the Management Warrants. The discount rates ranged from 18.0%-20.0% at December 31, 2014.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

		September 30, 2015		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:		(In thousands)
Cash and cash equivalents	Level 1	$450,629	$450,629	$485,424	$485,424
Notes receivable, net (a)	Level 3	23,610	23,610	28,630	28,630

Liabilities:
Fixed-rate debt	Level 2	$1,039,571	$1,062,435	$1,030,554	$1,050,333
Variable-rate debt	Level 2	1,282,725	1,282,725	962,916	962,916
Total mortgages, notes and loans payable		$2,322,296	$2,345,160	$1,993,470	$2,013,249

(a)	Notes receivable is shown net of an allowance of $0.2 million as of September 30, 2015 and $0.5 million as of December 31, 2014.

Notes receivable are carried at net realizable value which approximates fair value. The estimated fair values are based on certain factors, such as current interest rates, terms of the note and credit worthiness of the borrower.

The fair value of fixed-rate debt in the table above, not including our Senior Notes (please refer to Note 9 – Mortgages, Notes and Loans Payable), was estimated based on a discounted future cash payment model, which includes risk premiums and a risk free rate derived from the current London Interbank Offered Rate (“LIBOR”) or U.S. Treasury obligation interest rates. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity. The fair values of our Senior Notes, included in fixed rate debt in the table above, are based upon the last trade price closest to the end of the period presented.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

We account for investments in joint ventures which are not VIEs where we own a non-controlling interest and investments in joint ventures deemed to be VIEs for which we are not considered to be the primary beneficiary but have significant influence using the equity method. We use the cost method to account for investments where we do not have significant influence over the joint venture’s operations and financial policies. Generally, the operating agreements with respect to our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages.

Our investment in real estate and other affiliates that are reported on the equity and cost methods are as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In percentages)		(In thousands)		(In thousands)
Equity Method Investments
Master Planned Communities:
Discovery Land	N/A	N/A	$12,052	$—	$—	$—	$—	$—
Operating Assets:
Millennium Woodlands Phase II, LLC (a) (b)	81.43%	81.43%	—	1,023	(177)	(98)	(1,327)	(98)
Stewart Title	50.00%	50.00%	3,627	3,869	163	383	659	901
Summerlin Las Vegas Baseball Club, LLC (b)	50.00%	50.00%	10,939	10,548	105	22	389	199
The Metropolitan Downtown Columbia (c)	50.00%	50.00%	4,617	4,800	140	—	(268)	—
Woodlands Sarofim	20.00%	20.00%	2,617	2,595	58	27	133	123
Strategic Developments:
Circle T Ranch and Power Center	50.00%	50.00%	9,004	9,004	—	—	—	—
HHMK Development (b)	50.00%	50.00%	10	10	—	386	549	869
Millennium Woodlands Phase II, LLC (a) (b)	81.43%	81.43%	—	—	—	(145)	—	(280)
KR Holdings (b)	50.00%	50.00%	694	9,183	6	5,066	1,282	14,801
Parcel C (b)	50.00%	50.00%	7,030	8,737	—	—	—	—
Summerlin Apartments, LLC (b)	50.00%	50.00%	1,661	—	—	—	—	—
			52,251	49,769	295	5,641	1,417	16,515
Cost basis investments			3,940	3,917	—	(132)	1,747	1,649
Investment in Real Estate and Other Affiliates			$56,191	$53,686	$295	$5,509	$3,164	$18,164

N/A – Not Applicable

(a)

Millennium Woodlands Phase II, LLC was placed into service in the beginning of the third quarter 2014. The investment balance is in a deficit position, which is reported in Other liabilities. We expect to recover the deficit when the property reaches stabilized occupancy.

(b)	Equity method variable interest entities.
(c)	The Metropolitan Downtown Columbia was placed into service in the first quarter 2015.

We are not the primary beneficiary of any of the equity method variable interest entities listed above because we do not have the power to direct activities that most significantly impact the economic performance of such joint ventures; therefore, we report our interests on the equity method. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs. The aggregate carrying value of the unconsolidated VIEs was $20.3 million and $29.5 million as of

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

September 30, 2015 and December 31, 2014, respectively, and was classified as Investments in Real Estate and Other Affiliates in the Condensed Consolidated Balance Sheets.

As of September 30, 2015, approximately $101.8 million of indebtedness was secured by the properties owned by our Real Estate and Other Affiliates of which our share was approximately $60.9 million based upon our economic ownership. All of this indebtedness is non-recourse to us.

The Company is the primary beneficiary of one VIE which is consolidated in the financial statements. The creditors of the consolidated VIE do not have recourse to the Company. As of September 30, 2015, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.4 million and $1.0 million, respectively. As of December 31, 2014, the carrying values of the assets and liabilities associated with operations of the consolidated VIE were $21.1 million and $0.6 million, respectively. The assets of the VIE are restricted for use only by the particular VIE and are not available for our general operations.

Our recent and more significant investments in Real Estate Affiliates and the related accounting considerations are described below.

Discovery Land

During the first quarter 2015, our joint venture with Discovery Land Company (“Discovery Land”) was formed, and we contributed land with a book basis of $13.4 million and transferred Special Improvement District (“SID”) bonds related to such land with a carrying value of $1.3 million to the joint venture at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre. The gains on the contributed land will be recognized in Equity in earnings from Real Estate and Other Affiliates as the joint venture sells lots. At the time of our contribution, we determined that the entity did not meet the criterion of a VIE. Because our partner has substantive participation rights, we do not control the joint venture, and we account for it using the equity method. Discovery Land is required to fund up to a maximum of $30.0 million cash as their capital contribution and we have no further capital obligations.

After receipt of our capital contribution and a 5.0% preferred return, Discovery Land is entitled to all remaining cash distributed by the joint venture until two times its equity contribution has been repaid. Any further cash distributions are shared 50/50. Discovery Land is the manager on the project, and development began in the second quarter 2015 with the first lot closings expected to begin by the first quarter 2016.

ONE Ala Moana Condominium Project

KR Holdings is a 50/50 joint venture that was formed to develop a 206-unit luxury condominium tower at the One Ala Moana Center in Honolulu, Hawaii. The venture substantially completed construction in the fourth quarter 2014 and closed on the sale of 201 out of 206 total units. The venture used the percentage of completion method to recognize earnings. As of September 30, 2015, all of the units available for sale have been sold and closed.

Millennium Woodlands Phase II, LLC

On May 14, 2012, we entered into a joint venture, Millennium Woodlands Phase II, LLC (“Millennium Phase II”), with The Dinerstein Companies, for the construction of a new 314-unit Class A multi‑family complex in The Woodlands Town Center. Our partner is the managing member of Millennium Phase II. As the managing member, our partner controls, directs, manages and administers the affairs of Millennium Phase II. On July 5, 2012, Millennium Phase II was capitalized by our contribution of 4.8 acres of land valued at $15.5 million, our partner’s contribution of $3.0 million in cash and a construction loan in the amount of $37.7 million which is guaranteed by our partner. The development of Millennium Phase II further expands our multi‑family

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

portfolio in The Woodlands Town Center. During 2014, the joint venture completed construction, and the property was placed in service and transferred into the Operating Assets segment.

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

Summerlin Apartments, LLC

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment development in Summerlin, Nevada. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. This project represents the first residential development in Summerlin’s 400-acre downtown. In the first quarter 2015, we contributed a 4.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture. Our partner contributed $3.2 million of cash for their 50% interest, acts as the development manager, funded all pre-development activities, obtained construction financing in the first quarter 2015 and provided guarantees required by the lender. Upon a sale of the property, we are entitled to 50% of the proceeds up to, and 100% of the proceeds in excess of, an amount determined by applying a 7.0% capitalization rate to net operating income (“NOI”). The venture commenced construction in February 2015 with the first units expected to become available for rent by first quarter 2016.

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

The Metropolitan Downtown Columbia Project

On October 27, 2011, we entered into a joint venture, Parcel D Development, LLC (“Parcel D”), with Kettler to construct a 380-unit Class A apartment building with ground floor retail space in downtown Columbia, Maryland. We, and our partner, each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. On July 11, 2013, the joint venture closed a $64.1 million construction loan, which is non‑recourse to us, and $57.9 million is outstanding as of September 30, 2015. The loan bears interest at one-month LIBOR plus 2.40% and matures in July 2020. At loan closing, our land contribution was valued at $20.3 million, or $53,500 per unit, and Kettler contributed $13.3 million in cash, of which $7.0 million was distributed to us. Both we and Kettler made additional contributions of $3.1 million to the joint venture in accordance with the loan agreement, thus increasing our total capital account to $16.4 million. The venture substantially completed construction of The Metropolitan Downtown Columbia Project during the first quarter of 2015 and the property was reclassified into our Operating Assets segment.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 9 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$1,022,251	$1,008,165
Special Improvement District bonds	17,320	22,389
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	1,282,725	962,916
Total mortgages, notes and loans payable	$2,322,296	$1,993,470

(a)	As more fully described below, $210.4 million of variable‑rate debt has been swapped to a fixed rate for the term of the related debt.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents our mortgages, notes, and loans payable by property:

				Maximum	Carrying Value
		Interest		Facility	September 30,	December 31,
$ In thousands	Maturity (a)	Rate		Amount	2015	2014
Master Planned Communities
Bridgeland Land Loan	June 2022	5.50%			$8,582	$15,874
Bridgeland Development Loan	July 2016	5.00%		$30,000	19,600	10
Summerlin South SID Bonds - S108	December 2016	5.95%			411	563
Summerlin South SID Bonds - S124	December 2019	5.95%			177	236
Summerlin South SID Bonds - S128	December 2020	6.05%			535	623
Summerlin South SID Bonds - S128C	December 2030	6.05%			5,025	5,274
Summerlin South SID Bonds - S132	December 2020	6.00%			1,826	2,936
Summerlin South SID Bonds - S151	June 2025	6.00%			4,714	6,211
Summerlin West SID Bonds - S808/S810	April 2031	6.00%			1,047	2,805
The Woodlands Master Credit Facility	August 2018	2.95%	(b)(c)	200,000	192,663	176,663
Master Planned Communities Total					234,580	211,195

Operating Assets
10-60 Columbia Corporate Center	May 2022	2.68%	(c)(d)		80,000	—
70 Columbia Corporate Center	July 2019	2.45%	(c)		20,000	20,000
Columbia Regional Building	March 2018	2.20%	(c)	23,008	22,188	20,513
Downtown Summerlin	July 2019	2.45%	(c)	311,800	277,944	229,153
Downtown Summerlin SID Bonds - S108	December 2016	5.95%			235	310
Downtown Summerlin SID Bonds - S128	December 2030	6.05%			3,350	3,431
One Hughes Landing	December 2029	4.30%			52,000	52,000
Two Hughes Landing	September 2018	2.85%	(c)	41,230	33,205	19,992
Hughes Landing Retail	December 2018	2.15%	(c)	36,575	25,373	17,424
1701 Lake Robbins	April 2017	5.81%			4,600	4,600
Millennium Waterway Apartments	June 2022	3.75%			55,584	55,584
110 N. Wacker	October 2019	5.21%	(e)		27,426	29,000
9303 New Trails	December 2023	4.88%			12,821	13,074
One Lake's Edge	November 2018	2.70%	(c)	73,525	65,548	40,787
Outlet Collection at Riverwalk	October 2018	2.95%	(c)	64,400	55,454	47,118
3831 Technology Forest Drive	March 2026	4.50%			22,851	—
The Woodlands Resort & Conference Center	February 2019	3.70%	(c)	95,000	83,336	76,027
Ward Village	September 2016	3.36%	(c)(f)	250,000	238,716	238,716
20/25 Waterway Avenue	May 2022	4.79%			14,168	14,330
3 Waterway Square	August 2028	3.94%			52,000	52,000
4 Waterway Square	December 2023	4.88%			37,547	38,289
Capital lease obligations	Various	3.60%			57	135
Operating Assets Total					1,184,403	972,483

Strategic Developments
1725-35 Hughes Landing Boulevard	June 2019	2.10%	(c)	143,000	81,719	47,513
Lakeland Village Center	May 2020	2.55%	(c)	14,000	—	—
Three Hughes Landing	December 2019	2.55%	(c)	65,455	14,046	—
Hughes Landing Hotel	October 2020	2.70%	(c)	37,100	10,973	—
Waiea and Anaha Condominiums	November 2019	6.95%	(c)	600,000	10,334	—
Waterway Square Hotel	August 2019	2.85%	(c)	69,300	24,200	—
Strategic Developments Total					141,272	47,513

Other Corporate Financing Arrangements	June 2018	3.00%			19,045	19,968
Senior Notes	October 2021	6.88%			750,000	750,000
Unamortized underwriting fees					(7,004)	(7,689)
					$2,322,296	$1,993,470

(a)	Maturity date includes any extension periods that can be exercised at our option and are subject to customary extension terms.
(b)	The Woodlands Credit Facility was amended and restated on July 31, 2015.
(c)	The interest rate presented is based on the one month LIBOR rate, as applicable, which was 0.20% at September 30, 2015.
(d)	$40.0 million of the outstanding principal balance is swapped to a 3.41% fixed rate maturity.
(e)	The $27.4 million outstanding principal balance is swapped to a 5.21% fixed rate through maturity.
(f)	$143.0 million of the outstanding principal balance is swapped to a 3.81% fixed rate maturity. As of September 30, 2015 there is no undrawn availability on this facility.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The weighted average interest rate on our mortgages, notes and loans payable, inclusive of interest rate hedges, was 4.39% and 4.61% as of September 30, 2015 and December 31, 2014, respectively. Generally, where we disclose extension options on our debt, there are financial and/or other conditions we will need to comply with in order for us to exercise such extensions.

All of the mortgage debt is secured by the individual properties listed in the table above and is non-recourse to HHC, except for:

(a)	$750.0 million of Senior Notes;
(b)

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

(c)

$64.4 million of construction financing for the Outlet Collection at Riverwalk with an initial maximum recourse of 50% of the outstanding balance, which will be reduced to 25.0% upon completion of the project and the achievement of an 11.0% debt yield and a minimum level of tenant sales per square foot for twelve months;

(d)	$20.4 million of Other Corporate Financing Arrangements; and
(e)	$7.0 million parent guarantee associated with the 110 N. Wacker mortgage.

The Woodlands Master Credit Facility and The Woodlands Resort & Conference Center loans are recourse to the entities that directly own The Woodlands operations. Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance, or a percentage of the loan balance. As of September 30, 2015, land, buildings and equipment and developments with a cost basis of $2.5 billion have been pledged as collateral for our mortgages, notes and loans payable.

As of September 30, 2015, we were in compliance with all of the financial covenants related to our debt agreements.

Master Planned Communities

The Woodlands Master Credit Facility was amended and restated on July 31, 2015 to a $200.0 million maximum facility amount consisting of a $100.0 million term loan and a $100.0 million revolver (together, the “TWL Facility”). The TWL Facility bears interest at one-month LIBOR plus 2.75% and has an August 2016 initial maturity date with two, one–year extension options. The extension options require a reduction of the total commitment to $175.0 million for the first extension and semi-annual principal payments of $25.0 million during the second extension period. The TWL Facility also contains certain covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to us based on a loan‑to‑value test. The amendment also modified certain covenants to allow for more construction loan guarantees by the entities that directly own The Woodlands than would otherwise have been permitted by the prior facility.  As of September 30, 2015, there is no undrawn availability based on the collateral value underlying the facility.

The Bridgeland Land Loan matures in June 2022, and bears a fixed interest rate of 5.50% through June 2017 and three-month LIBOR plus 2.75% for the remaining term. Annual principal payments are required in the amount of 5.00% of the then outstanding principal balance. In addition, Bridgeland has a revolving credit facility with aggregate maximum borrowing capacity of $140.0 million. As of September 30, 2015, there is no undrawn availability on the facility. The revolving loan bears interest at the greater of 5.00% or one-month LIBOR plus 3.25%. In June 2015, we obtained a one-year extension for the revolver, which now matures on July 15, 2016. We expect to refinance this loan prior to its maturity. This loan is intended to provide working capital at Bridgeland to accelerate development efforts to meet the demand of homebuilders for finished lots in the community. The Bridgeland loans are cross-collateralized and cross-defaulted and the Bridgeland Master Planned Community serves as collateral for the loans. The loans also require that Bridgeland maintain a minimum $3.0 million cash balance and a minimum net worth of

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

$250.0 million. Additionally, we are restricted from making cash distributions from Bridgeland unless the revolving credit facility has no outstanding balance and one year of real estate taxes and debt service on the term loan have been escrowed with the lender.

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

Strategic Developments

On October 23, 2015, we closed on a $6.7 million non-recourse construction loan for the Alden Bridge Self-Storage Facility, bearing interest at one-month LIBOR plus 2.60% with an initial maturity date of October 2019, with two one-year extension options.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2015, the ineffective portion recorded in earnings was insignificant.

As of September 30, 2015, we had gross notional amounts of $210.4 million for interest rate swaps and a $100.0 million interest rate cap that were designated as cash flow hedges of interest rate risk. The fair value of the interest rate cap derivative was insignificant.

If the interest rate swap agreements are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The table below presents the fair value of our derivative financial instruments, which are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	September 30,	December 31,
	2015	2014
	(In Thousands)
Interest Rate Swaps	$3,651	$3,144

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Location of Loss	2015	2014
Cash Flow Hedges	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Recognized in OCI	Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings
	(In Thousands)			(In Thousands)

Interest Rate Swaps	$(877)	$229	Interest Expense	$(466)	$(555)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Location of Loss	2015	2014
Cash Flow Hedges	Amount of Gain (Loss) Recognized in OCI	Amount of Gain (Loss) Recognized in OCI	Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings
	(In Thousands)			(In Thousands)

Interest Rate Swaps	$(979)	$(742)	Interest Expense	$(1,276)	$(1,644)

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

On May 6, 2011, GGP filed Tax Court petitions on behalf of its former REIT subsidiaries seeking a redetermination of federal income tax for the years 2007 and 2008.  The petitions sought to overturn determinations by the IRS that the taxpayers were liable

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

for combined deficiencies totaling $144.1 million.  The case was heard by the Tax Court in November 2012 and filed its ruling in favor of the IRS on June 2, 2014.

In December 2014, we entered into a tax indemnity and mutual release agreement with GGP (the “Settlement Agreement”) pursuant to which, in consideration of the full satisfaction of GGP’s obligation for reimbursement of taxes and interest related to certain assets in our Master Planned Communities segment prior to March 31, 2010, GGP (i) made a cash payment to us in the amount of $138.0 million and (ii) conveyed to us fee simple interest in six office properties and related parking garages located in Columbia, Maryland, known as 10-60 Columbia Corporate Center, for an agreed upon total value of $130.0 million. On December 15, 2014, the Company paid the MPC Taxes and filed an appeal of the decision to the Fifth Circuit Court of Appeals.  The appeal sought to overturn the lower court decision and allow the Company to continue to use its current method of tax accounting for the sale of assets in the Company’s Master Planned Communities Segment. Oral arguments were heard in the appellate court on September 2, 2015 and the court affirmed the Tax Court ruling on October 27, 2015.  Unless the Company seeks a further appeal on this adverse ruling, we will no longer use the completed contract method of tax accounting at our Summerlin Master Planned Community.  All taxes and interest due related to this decision were paid when the appeal was filed. This ruling will accelerate the use of our tax attributes and change the timing of future tax payments.

Unrecognized tax benefits pursuant to uncertain tax positions were $184.2 million as of September 30, 2015 and December 31, 2014, none of which would impact our effective tax rate. This amount is not reduced for either amounts reclassified under ASU 2013-11, or payments made to the IRS pursuant to the appeal filed with the Fifth Circuit Court of Appeals. A significant amount of the unrecognized tax benefits is related to the appeal of the Tax Court decision and based on the unfavorable ruling if no further appeal is sought, will be adjusted in our financial statements for the fourth quarter 2015.

We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable and changes in valuation allowances that cause our effective tax rate to deviate from statutory rates. The effective tax rates based upon actual operating results were 10.5% and 19.7% for the three and nine months ended September 30, 2015 compared to 1.3% and (896.5)% for the three and nine months ended September 30, 2014. The changes in the tax rates were primarily attributable to changes in the warrant liability, valuation allowance and unrecognized tax benefits.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Stock Options

The following table summarizes our stock option plan:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at January 1, 2015	1,046,490	$72.61
Granted	91,000	140.49
Forfeited	(73,250)	104.88
Stock Options outstanding at September 30, 2015	1,064,240	$76.28

For the three and nine months ended September 30, 2015, stock option expense was $0.6 million and $1.5 million, respectively. For the three and nine months ended September 30, 2014, stock option expense was $1.1 million and $3.1 million, respectively.

Restricted Stock

The following table summarizes restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at January 1, 2015	172,690	$92.02
Granted	80,913	121.59
Vested	(7,546)	147.56
Forfeited	(4,169)	101.33
Restricted Stock outstanding at September 30, 2015	241,888	$100.02

For the three and nine months ended September 30, 2015, compensation expense related to restricted stock awards was $1.3   million and $3.4 million, respectively. For the three and nine months ended September 30, 2014, compensation expense related to restricted stock awards was $1.1  million and $2.9 million, respectively.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 13 OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of prepaid expenses and other assets.

	September 30,	December 31,
	2015	2014

	(In thousands)
Condominium receivables	$95,521	—
Condominium deposits	71,507	$151,592
Special Improvement District receivable	30,843	33,318
In-place leases	24,225	32,715
Below-market ground leases	19,409	19,663
Above-market tenant leases	3,806	4,656
Equipment, net of accumulated depreciation of $3.5 million and $2.4 million, respectively	19,150	20,284
Tenant incentives and other receivables	23,240	14,264
Security and escrow deposits	12,556	9,829
Prepaid expenses	9,997	9,196
Federal income tax receivable	8,268	8,629
Intangibles	3,880	3,593
Uncertain tax position asset	443	383
Other	751	2,014
	$323,596	$310,136

The $13.5 million net increase primarily relates to a $95.5 million increase in condominium receivables, which represents revenue recognized in excess of buyer deposits received for our Waiea and Anaha projects, partially offset by a net $80.1 million decrease in condominium deposits at Ward Village due to utilization of deposits for construction costs. Tenant incentives and other receivables increased by $9.0 million primarily due to construction progress on ExxonMobil tenant improvements at our 1725-35 Hughes Landing development project. The $8.5 million decrease related to in-place leases is attributable to the normal amortization of these intangibles primarily for the 10-60 Columbia Corporate Center assets acquired in December 2014.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of accounts payable and accrued expenses.

	September 30,	December 31,
	2015	2014
	(In thousands)
Construction payables	$184,966	$170,935
Deferred income	101,390	65,675
Condominium deposit liability	29,718	82,150
Tenant and other deposits	31,688	12,756
Accounts payable and accrued expenses	34,318	34,154
Accrued interest	28,282	14,791
Accrued payroll and other employee liabilities	22,856	25,838
Accrued real estate taxes	14,830	9,903
Interest rate swaps	3,651	3,144
Above-market ground leases	2,153	2,272
Membership deposits	—	21,023
Other	35,183	23,376
	$489,035	$466,017

Accounts payable and accrued expenses increased by $23.0 million. This net increase reflects increases of $35.7 million of deferred income related to deferred rental income on our ExxonMobil lease in The Woodlands and two commercial land sales in our Bridgeland MPC, $18.9 million in tenant and other deposits primarily due to tenant improvements at our 1725-35 Hughes Landing project, $13.5 million of accrued interest on the Senior Notes, $14.0 million in construction payables primarily due to continued development activities at Ward Village, 1725-35 Hughes Landing Boulevard, South Street Seaport, Waterway Hotel, Hughes Landing Hotel and Three Hughes Landing, and $11.8 million in Other accrued items. These increases are partially offset by a decrease of $52.4 million in the condominium deposit liability for the two towers at Ward Village due to the revenue recognized during the period, and a $21.0 million decrease in membership deposits resulting from the sale of The Club at Carlton Woods.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The following table summarizes AOCI for the period indicated:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (a)

Gains and (Losses) on Cash Flow Hedges

(In Thousands)

For the Three Months Ended September 30, 2015
Balance as of June 30, 2015	$(7,116)

Other comprehensive income (loss) before reclassifications	(919)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	466
Net current-period other comprehensive income (loss)	(453)
Balance as of September 30, 2015	$(7,569)

For the Nine Months Ended September 30, 2015
Balance as of January 1, 2015	$(7,712)

Other comprehensive income (loss) before reclassifications	(1,133)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	1,276
Net current-period other comprehensive income (loss)	143
Balance as of September 30, 2015	$(7,569)

(a)	All amounts are net of tax.

The following table summarizes the amounts reclassified out of AOCI for the period indicated:

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

(In Thousands)

	Amounts reclassified from Accumulated Other
	Comprehensive Income (Loss)
	For the Three Months Ended	For the Nine Months Ended	Affected line item in the
Accumulated Other Comprehensive Income (Loss) Components	September 30, 2015	September 30, 2015	Statement of Operations
Gains and losses on cash flow hedges
Interest rate swap contracts	$746	$2,046	Interest expense
	(280)	(770)	Provision for income taxes
Total reclassifications for the period	$466	$1,276	Net of tax

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

We had outstanding letters of credit and surety bonds totaling $77.0 million and $53.7 million as of September 30, 2015 and December 31, 2014, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

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

In the fourth quarter 2012, the historic area of South Street Seaport suffered damage due to flooding as a result of Superstorm Sandy. Reconstruction efforts are ongoing and the property is only partially operating. We have received $47.9 million in insurance proceeds through September 30, 2015 related to our claim and recognized Other income of $0.3 million for the nine months ended September 30, 2015 for the amounts received during that period. We are in litigation with several of the insurance carriers and we are seeking recoveries greater than what the insurance companies have paid to date. There can be no assurance that we will recover any additional insurance proceeds.

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

•

Operating Assets – includes retail, office, and multi-family properties, The Woodlands Resort & Conference Center and other real estate investments. The Club at Carlton Woods was also included in Operating Assets until its sale on September 4, 2015. These assets are currently generating revenues, and we believe there is an opportunity to redevelop, reposition, or sell certain of these assets to improve segment performance.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The assets included in each segment as of September 30, 2015, are contained in the following chart:

Master Planned
Communities	Operating Assets		Strategic Developments

	Retail	Office	Under Construction	Other
• Bridgeland	▪ Columbia Regional Building	▪ 10-70 Columbia Corporate Center	▪ Anaha Condominiums	▪ Alameda Plaza
• Maryland	▪ Cottonwood Square	▪ Columbia Office Properties	▪ Three Hughes Landing	▪ ONE Ala Moana (e)
• Summerlin (a)	▪ Creekside Village Green (c)	▪ One Hughes Landing	▪ 1725-35 Hughes Landing	▪ Alden Bridge Self-Storage
• The Woodlands	▪ Downtown Summerlin	▪ Two Hughes Landing	Boulevard	▪ AllenTowne
• The Woodlands Hills (b)	▪ Hughes Landing Retail (c)	▪ 2201 Lake Woodlands Drive	▪ Hughes Landing Hotel	▪ Bridges at Mint Hill
	▪ 1701 Lake Robbins	▪ 9303 New Trails	(Embassy Suites)	▪ Century Plaza Mall
	▪ Landmark Mall	▪ 110 N. Wacker	▪ Lakeland Village Center	▪ Circle T Ranch and
	▪ Outlet Collection at Riverwalk	▪ 3831 Technology Forest Drive	▪ Summerlin Apartments, LLC (d)	Power Center (d)
	▪ Park West	▪ 3 Waterway Square	▪ Waiea Condominiums	▪ Cottonwood Mall
	▪ South Street Seaport	▪ 4 Waterway Square	▪ Waterway Square Hotel	▪ The Outlet Collection at Elk Grove (g)
	(under construction)	▪ 1400 Woodloch Forest	(Westin)	▪ 80% Interest in Fashion
	▪ Ward Village			Show Air Rights
	▪ 20/25 Waterway Avenue			▪ Kendall Town Center
	▪ Waterway Garage Retail			▪ Lakemoor (Volo) Land
▪ Maui Ranch Land
	Other			▪ Parcel C (d)
	▪ Golf Courses at TPC Summerlin	▪ Stewart Title of Montgomery		▪ Seaport District Assemblage
	and TPC Las Vegas	County, TX (d)		▪ Ward Block M
	(participation interest)	▪ Summerlin Hospital Medical		▪ Ward Gateway Towers
	▪ Kewalo Basin Harbor	Center (d)		▪ Ward Workforce Tower
	▪ Merriweather Post Pavilion	▪ Summerlin Las Vegas		▪ West Windsor
	▪ Millennium Waterway Apartments	Baseball Club LLC (d)
	▪ Millennium Woodlands	▪ The Metropolitan Downtown
	Phase II LLC (d)	Columbia Project (c) (d)
	▪ One Lake's Edge (c)	▪ The Club at Carlton Woods (f)
	▪ 85 South Street	▪ The Woodlands Resort &
Conference Center
▪ The Woodlands Parking Garages
▪ Woodlands Sarofim #1 (d)

(a)	The Summerlin MPC includes our Discovery Land joint venture.
(b)	Formerly known as the Conroe MPC.
(c)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2015.
(d)	A non-consolidated investment. Refer to Note 8 – Real Estate and Other Affiliates.
(e)	Asset consists of two equity method investments. Construction was substantially completed in the fourth quarter of 2014 and the last available unit was sold in the second quarter of 2015.
(f)	Sold on September 4, 2015.
(g)	Formerly known as Elk Grove Promenade.

As our segments are managed separately, different performance measures are utilized to assess operating results and allocate resources among the segments. The one common operating measure used to assess operating results for the business segments is Real Estate Property Earnings Before Taxes (“REP EBT”), which represents the revenues of the properties less property operating expenses and adjustments for interest, as further described below. We believe REP EBT provides useful information about the performance for all of our properties.

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, other income, corporate interest income, corporate interest and depreciation expense, provision for income taxes, warrant liability gain or loss and the change in tax indemnity receivable. We present REP EBT because we use this measure, among others, internally to assess the performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Segment operating results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(In thousands)		(In thousands)
Master Planned Communities
Land sales	$45,423	$59,351	$138,937	$260,186
Builder price participation	6,680	5,311	20,285	13,251
Minimum rents	171	210	601	614
Other land revenues	4,612	4,103	11,038	9,296
Other rental and property revenues	23	198	30	373
Total revenues	56,909	69,173	170,891	283,720

Cost of sales – land	19,674	27,743	67,806	93,540
Land sales operations	7,293	8,068	24,593	24,629
Land sales real estate and business taxes	3,056	2,927	7,702	7,016
Depreciation and amortization	89	101	279	304
Interest income	(14)	(17)	(45)	(96)
Interest expense (*)	(4,210)	(3,332)	(13,656)	(13,210)
Total expenses	25,888	35,490	86,679	112,183
MPC EBT	31,021	33,683	84,212	171,537

Operating Assets
Minimum rents	37,565	24,035	108,574	65,853
Tenant recoveries	10,685	7,581	30,951	20,406
Resort and conference center revenues	11,772	8,150	35,256	27,198
Other rental and property revenues	7,400	6,076	20,645	17,756
Total revenues	67,422	45,842	195,426	131,213

Other property operating costs	15,659	14,116	51,495	42,782
Rental property real estate taxes	6,447	3,716	17,956	10,585
Rental property maintenance costs	2,968	2,154	8,380	5,962
Resort and conference center operations	8,767	8,910	26,738	22,833
Provision for doubtful accounts	975	103	3,050	277
Demolition costs	798	761	2,411	6,689
Development-related marketing costs	2,367	589	7,381	5,379
Depreciation and amortization	22,936	11,261	64,585	29,802
Interest income	(10)	(11)	(29)	(141)
Interest expense	8,002	4,917	22,124	10,889
Equity in Earnings from Real Estate and Other Affiliates	(289)	(202)	(1,333)	(2,774)
Total expenses	68,620	46,314	202,758	132,283
Operating Assets EBT	(1,198)	(472)	(7,332)	(1,070)

Strategic Developments
Minimum rents	78	137	822	473
Tenant recoveries	7	18	109	92
Condominium rights and unit sales	78,992	4,032	200,362	11,516
Other land revenues	5	9	17	26
Other rental and property revenues	29	17	68	472
Total revenues	79,111	4,213	201,378	12,579

Condominium rights and unit cost of sales	47,573	2,026	126,747	5,788
Other property operating costs	1,021	1,083	2,964	2,821
Real estate taxes	461	843	1,720	1,955
Rental property maintenance costs	126	159	358	440
Provision for doubtful accounts	32	16	32	16
Demolition costs	226	(1)	226	22
Development-related marketing costs	5,272	5,798	12,095	10,530
Depreciation and amortization	528	445	2,145	1,483
Other expense/(income)	435	—	101	(2,373)
Interest income	(21)	—	(188)	—
Interest expense (*)	(1,903)	(3,198)	(5,289)	(9,828)
Equity in Earnings from Real Estate and Other Affiliates	(6)	(5,307)	(1,831)	(15,390)
Total expenses	53,744	1,864	139,080	(4,536)
Strategic Developments EBT	25,367	2,349	62,298	17,115
REP EBT	$55,190	$35,560	$139,178	$187,582

(*) Negative interest expense amounts are due to interest capitalized in our Master Planned Communities and Strategic Developments segments related to Operating Assets segment debt and the Senior Notes.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following reconciles REP EBT to GAAP‑basis income (loss) before taxes:

Reconciliation of REP EBT to GAAP	Three Months Ended September 30,		Nine Months Ended September 30,
income (loss) before taxes	2015	2014	2015	2014
	(In thousands)		(In thousands)
REP EBT	$55,190	$35,560	$139,178	$187,582
General and administrative	(18,526)	(14,759)	(57,095)	(49,138)
Corporate interest income (expense), net	(13,262)	(14,938)	(39,709)	(21,089)
Warrant liability gain (loss)	123,640	24,690	57,450	(139,120)
Gain on sale of The Club at Carlton Woods	29,073	-	29,073
Increase (reduction) in tax indemnity receivable	-	5,454	-	(5,473)
Corporate other income (expense), net	(222)	11,409	1,304	25,095
Corporate depreciation and amortization	(1,444)	(1,211)	(4,568)	(3,411)
Income (loss) before taxes	$174,449	$46,205	$125,633	$(5,554)

The following reconciles segment revenues to GAAP‑basis consolidated revenues:

Reconciliation of Segment Basis Revenues to	Three Months Ended September 30,		Nine Months Ended September 30,
GAAP Revenues	2015	2014	2015	2014
	(In thousands)		(In thousands)
Master Planned Communities	$56,909	$69,173	$170,891	$283,720
Operating Assets	67,422	45,842	195,426	131,213
Strategic Developments	79,111	4,213	201,378	12,579
Total revenues	$203,442	$119,228	$567,695	$427,512

The assets by segment and the reconciliation of total segment assets to the total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)
Master Planned Communities	$1,986,825	$1,877,043
Operating Assets	2,141,445	1,934,350
Strategic Developments	1,154,738	879,896
Total segment assets	5,283,008	4,691,289
Corporate and other	261,516	428,642
Total assets	$5,544,524	$5,119,931

The $207.1 million increase in the Operating Assets segment asset balance as of September 30, 2015 compared to December 31, 2014, is primarily due to placing One Lake’s Edge, Creekside Village, The Metropolitan Downtown Columbia Project and Hughes Landing Retail in service and additional development and leasing costs at Downtown Summerlin.

The $274.8 million increase in the Strategic Developments segment asset balance as of September 30, 2015 compared to December 31, 2014 is primarily due to the following:

             Increases in asset balance

•

Development expenditures of $92.3 million for the 80 South Street Assemblage, $83.7 million for the 1725-35 Hughes Landing Boulevard office buildings, $42.3 million for Waterway Square Hotel (Westin), $37.5 million for the Three Hughes Landing office building, $28.3 million for Hughes Landing Hotel (Embassy Suites), $94.0 million for our Waiea Condominiums and $52.8 million for our Anaha Condominiums.

•	$95.5 million in condominium receivables due to percent complete revenue recognition in excess of buyers deposits.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

             Reductions in asset balance

•	$112.5 million resulting from the transfer of Hughes Landing Retail, One Lake’s Edge, The Metropolitan Downtown Columbia Project and Creekside Village to the Operating Assets segment.
•	Cost of sales of $75.0 million for our Waiea Condominiums and $51.5 million for our Anaha Condominiums.
•	$8.5 million in cash distributions from our equity investment in ONE Ala Moana. The cash was moved to the Corporate segment.

Corporate and other assets as of September 30, 2015 consist primarily of Cash and cash equivalents. The $167.1 million decrease compared to December 31, 2014 is primarily due to cash utilized in various development activities.

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

Forward-looking statements include:

•

projections and expectations regarding our revenues, operating income, net income, earnings per share, REP EBT, Net Operating Income (“NOI”), capital expenditures, income tax, other contingent liabilities, dividends, leverage, capital structure or other financial items;

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

There are several factors, many beyond our control, which could cause results to differ materially from our expectations. These risk factors are described in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”) and are incorporated herein by reference. Any factor could, by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. These factors include the continued effects of low oil prices on the Houston market. There may also be other factors that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Real Estate Property Earnings Before Taxes

We use a number of operating measures for assessing operating performance of our communities, assets, properties and projects within our segments, some of which may not be common among all three of our segments. We believe that investors may find some operating measures more useful than others when separately evaluating each segment. One common operating measure used to assess operating results for our business segments is Real Estate Property Earnings Before Taxes (“REP EBT”). We also give measures based on adjusted REP EBT (“Adjusted REP EBT”), which excludes depreciation and amortization, demolition and development-related marketing costs. We believe REP EBT provides useful information about our operating performance because it excludes certain non-recurring and non-cash items, which we believe are not indicative of our core business. REP EBT may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate interest income and corporate interest and depreciation expense, provision for income taxes, warrant liability gain (loss), other income, gains on sales relating to operating properties and, prior to 2015, the changes in tax indemnity receivable. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 16 – Segments.

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

The following table reflects our results of operations for the three and nine months ended September 30, 2015 and 2014, respectively:

`	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In thousands, except per share amounts)			(In thousands, except per share amounts)
Revenues
MPC segment revenues	$56,909	$69,173	$(12,264)	$170,891	$283,720	$(112,829)
Operating Assets segment revenues	67,422	45,842	21,580	195,426	131,213	64,213
Strategic Developments segment revenues	79,111	4,213	74,898	201,378	12,579	188,799
Total segment revenues	$203,442	$119,228	$84,214	$567,695	$427,512	$140,183

MPC segment REP EBT	$31,021	$33,683	$(2,662)	$84,212	$171,537	$(87,325)
Operating Assets segment REP EBT	(1,198)	(472)	(726)	(7,332)	(1,070)	(6,262)
Strategic Developments segment REP EBT	25,367	2,349	23,018	62,298	17,115	45,183
Total segment REP EBT	55,190	35,560	19,630	139,178	187,582	(48,404)
General and administrative	(18,526)	(14,759)	(3,767)	(57,095)	(49,138)	(7,957)
Corporate interest expense, net	(13,262)	(14,938)	1,676	(39,709)	(21,089)	(18,620)
Warrant liability gain (loss)	123,640	24,690	98,950	57,450	(139,120)	196,570
Gain on sale of The Club at Carlton Woods	29,073	-	29,073	29,073	-	29,073
Increase (reduction) in tax indemnity receivable	-	5,454	(5,454)	-	(5,473)	5,473
Corporate other income (expense), net	(222)	11,409	(11,631)	1,304	25,095	(23,791)
Corporate depreciation and amortization	(1,444)	(1,211)	(233)	(4,568)	(3,411)	(1,157)
Provision for income taxes	(18,237)	(590)	(17,647)	(24,795)	(49,895)	25,100
Net income (loss)	156,212	45,615	110,597	100,838	(55,449)	156,287
Net loss (income) attributable to noncontrolling interests	12	-	12	-	(12)	12
Net income (loss) attributable to common stockholders	$156,224	$45,615	$110,609	$100,838	$(55,461)	$156,299

Diluted income (loss) per share	$0.76	$0.48	$0.28	$1.01	$(1.41)	$2.42

Consolidated revenues for the three months ended September 30, 2015 increased compared to the same period in 2014 primarily due to higher condominium sales revenue from the Waiea and Anaha towers at Ward Village and increases in Operating Assets segment revenues as a result of placing properties in service partially offset by lower land sales in our Houston MPCs.

Consolidated revenues for the nine months ended September 30, 2015 increased compared to the same period in 2014 primarily due to assets being fully placed into service and acquired in our Operating Assets and Strategic Developments segments, partially offset by the lower Houston MPC land sales described above. Higher minimum rents and tenant recoveries from both our retail and office properties drove the increase in Operating Assets segment revenue.  The growth in our retail properties relates to the openings in 2014 of Downtown Summerlin and The Outlet Collection at Riverwalk, higher rental rates and a bad debt recovery at Ward Village, and openings in The Woodlands in the first quarter 2015. The growth in our operating properties relates to our acquisition of six office buildings in Downtown Columbia during the fourth quarter 2014 and the openings of Hughes Landing Retail and Hughes Landing Restaurant Row in the first quarter 2015 in The Woodlands. Strategic Developments segment revenue increased due to recognition of revenue for our Waiea and Anaha Condominium projects.

The Operating Assets segment REP EBT decreased due to higher development-related marketing expenses related to a greater marketing investment at South Street Seaport as we accelerate leasing for our first project, higher non-cash depreciation expense relating to assets placed into service and accelerated depreciation on certain assets at Ward Village which are expected to be demolished in the future for new development. The properties placed into service in 2014 and 2015 will stabilize over the next 12 to 24 months, but the full amount of their annual depreciation and amortization begins within one year of them being placed into service.  Please refer to the Operating Assets Segment discussion for a more complete discussion of the impact of these line items on our Operating Assets segment REP EBT.

General and administrative expenses for the three and nine months ended September 30, 2015 increased compared to the same period in 2014 due to higher employment costs and travel expenses driven by increased headcount.

Corporate interest expense, net for the nine months ended September 30, 2015 increased compared to the same period in 2014 since we ceased recording interest income with respect to the GGP Tax Indemnity Receivable when we entered into the Settlement Agreement terminating our arrangement with GGP.

Corporate other income, net for the three and nine months ended September 30, 2015 decreased compared to the same periods in 2014 primarily due to the absence in 2015 of gains from insurance proceeds. For the three and nine months ended September 30, 2014 we had insurance gains related to South Street Seaport of $11.5 million and $24.6 million, respectively.

The warrant liability gain for the three and nine months ended September 30, 2015 resulted from a decrease in our stock price during these periods, which decreased the value of the warrants and consequently the related liability.

The increase in the provision for income taxes for the three months ended September 30, 2015 compared to the same periods in 2014 is attributable to increases in income before taxes, excluding the impact of the changes in the warrant liability which does not impact our tax provision, as described below.

We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable (prior to 2015), and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rates based upon actual operating results were 10.5% and 19.7% for the three and nine months ended September 30, 2015 compared to 1.3% and (896.5)% for the three and nine months ended September 30, 2014. The changes in the tax rate were primarily attributable to the changes in the warrant liability, valuation allowance and unrecognized tax benefits as well as other permanent items. If changes in the warrant liability, valuation allowance, unrecognized tax benefits and other material discrete adjustments to deferred tax liabilities were excluded from the effective tax rate computation, the effective tax rates would have been 35.0% and 35.2% for the three and nine months ended September 30, 2015, respectively, compared to 34.0% and 10.2% for the three and nine months ended September 30, 2014.

The improvement in net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively, is primarily caused by the following:

Increases in earnings

•	A warrant liability gain in both the three and nine months ended September 30, 2015 due to a lower stock price;
•	Increased condominium sales revenues generated from our Waiea and Anaha condominium projects due to higher contracted sales and construction progress;
•	Increased minimum rents generated from Operating Assets placed in service toward the end of 2014 and the beginning of 2015; and
•	The sale of The Club at Carlton Woods.

Reductions in earnings

•	Increased depreciation expense from assets placed in service and accelerated depreciation of certain Ward Village assets due to their expected impending demolition to make way for development;
•	Increased provision for income taxes due to the improvement in our net income, excluding the warrant liability gain;
•	Decrease in other income in 2015 due to the absence of Superstorm Sandy insurance proceeds; and
•	Increase in corporate interest expense, net due to higher mortgage indebtedness, and for the nine month period, the absence of interest income for the GGP Tax Indemnity Receivable.

Please refer to the individual segment operations sections that follow for explanations of the segment performance.

Segment Operations

Please refer to Note 16 - Segments for additional information including reconciliations of our segment basis results to generally accepted accounting principles (“GAAP”) basis results.

Master Planned Communities Segment

Master Planned Communities Revenues and Expenses(*)

For the three months ended September 30, 2015 and 2014

(In thousands)

	Bridgeland		Maryland				Summerlin		The Woodlands		The Woodlands Hills		(a)	Total MPC
	2015	2014	2015		2014		2015	2014	2015	2014	2015	2014		2015	2014
Land sales	$11,387	$8,734	$-		$-		$16,718	$21,972	$17,318	$28,645	$-	$-		$45,423	$59,351
Builder price participation	292	348	-		-		5,453	3,160	935	1,803	-	-		6,680	5,311
Minimum rents	-	-	-		-		171	210	-	-	-	-		171	210
Other land sale revenues	68	44	413		740		2,163	1,742	1,968	1,580	-	-		4,612	4,106
Other rental and property revenues	-	-	-		-		23	9	-	186	-	-		23	195
Total revenues	11,747	9,126	413		740		24,528	27,093	20,221	32,214	-	-		56,909	69,173

Cost of sales - land	3,503	4,333	-		-		9,499	13,094	6,672	10,316	-	-		19,674	27,743
Land sales operations	1,172	926	501		384		2,241	2,453	3,379	4,305	-	-		7,293	8,068
Land sales real estate and business taxes	610	531	159		158		1,037	1,068	1,225	1,170	25	-		3,056	2,927
Depreciation and amortization	26	33	5		8		28	30	30	30	-	-		89	101
Total expenses	5,311	5,823	665		550		12,805	16,645	11,306	15,821	25	-		30,112	38,839

Operating income	6,436	3,303	(252)		190		11,723	10,448	8,915	16,393	(25)	-		26,797	30,334
Interest expense, net (b)	(2,159)	(2,249)	(8)		(10)		(3,511)	(2,072)	1,585	1,232	(131)	(250)		(4,224)	(3,349)
MPC REP EBT	$8,595	$5,552	$(244)	(c)	$200	(c)	$15,234	$12,520	$7,330	$15,161	$106	$250		$31,021	$33,683

Gross Margin % (d)	69.2%	50.4%	NM		NM		43.2%	40.4%	61.5%	64.0%	NM	NM		56.7%	53.3%

(*)For a reconciliation of MPC REP EBT to consolidated income (loss) before taxes, refer to Note 16 – Segments.

(a)	Formerly known as Conroe
(b)	Negative interest expense amounts relate to interest capitalized on MPC land from debt associated with our Operating Assets segment and corporate debt.
(c)

The negative MPC REP EBT in Maryland is due to no land sales because the residential lot inventory was sold out in 2012; however, certain costs such as real estate taxes and administrative expenses continue to be incurred.

(d)	Gross margin % is the ratio of Land sales less Cost of sales-land, divided by Land sales.

NM – Not Meaningful

Master Planned Communities Revenues and Expenses(*)

For the nine months ended September 30, 2015 and 2014

(In thousands)

	Bridgeland		Maryland				Summerlin		The Woodlands			The Woodlands Hills		(a)	Total MPC
	2015	2014	2015		2014		2015	2014	2015	2014		2015	2014		2015	2014
Land sales	$17,460	$15,575	$-		$-		$87,837	$92,107	$33,640	$152,504	(b)	$-	$-		$138,937	$260,186	(b)
Builder price participation	813	569	-		-		15,995	8,127	3,477	4,555		-	-		20,285	13,251
Minimum rents	-	-	-		-		601	603	-	-		-	-		601	603
Other land sale revenues	270	203	466		743		5,617	4,510	4,685	3,851		-	-		11,038	9,307
Other rental and property revenues	-	-	-		-		30	18	-	355		-	-		30	373
Total revenues	18,543	16,347	466		743		110,080	105,365	41,802	161,265		-	-		170,891	283,720

Cost of sales - land	5,707	7,532	-		-		49,886	54,421	12,213	31,587		-	-		67,806	93,540
Land sales operations	3,102	2,653	703		654		8,604	7,623	12,181	13,699		3	-		24,593	24,629
Land sales real estate and business taxes	757	804	488		545		2,892	2,683	3,512	2,984		53	-		7,702	7,016
Depreciation and amortization	85	99	16		24		89	90	89	91		-	-		279	304
Total expenses	9,651	11,088	1,207		1,223		61,471	64,817	27,995	48,361		56	-		100,380	125,489

Operating income	8,892	5,259	(741)		(480)		48,609	40,548	13,807	112,904		(56)	-		70,511	158,231
Interest expense, net (c)	(6,756)	(6,745)	(25)		(72)		(10,567)	(9,833)	4,101	3,680		(454)	(336)		(13,701)	(13,306)
MPC REP EBT	$15,648	$12,004	$(716)	(d)	$(408)	(d)	$59,176	$50,381	$9,706	$109,224		$398	$336		$84,212	$171,537

Gross Margin % (e)	67.3%	51.6%	NM		NM		43.2%	40.9%	63.7%	79.3%		NM	NM		51.2%	64.0%

(*)   For a reconciliation of MPC REP EBT to consolidated income (loss) before taxes, refer to Note 16 – Segments.

(a)	Formerly known as Conroe.
(b)	Includes commercial land sales totaling $88.0 million.
(c)	Negative interest expense amounts relate to interest capitalized on MPC land from debt associated with our Operating Assets segment and corporate debt.
(d)

The negative MPC REP EBT in Maryland is due to no land sales because the residential lot inventory was sold out in 2012; however, certain costs such as real estate taxes and administrative expenses continue to be incurred.

(e)	Gross margin % is the ratio of Land sales less Cost of sales-land, divided by Land sales.

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

Interest expense, net reflects the amount of interest that is capitalized in excess of the project specific debt.

MPC sales for the three months ended September 30, 2015 and 2014 is summarized as follows:

	MPC Sales Summary
	Land Sales		Acres Sold		Number of Lots/Units		Price per Acre		Price per Lot/Units
	Three Months Ended September 30,
($ in thousands)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014

Bridgeland
Residential
Single family - detached	$2,273	$8,734	5.8	18.8	34	109	$392	$465	$67	$80
Commercial
Not for profit	20,475	—	160.2	—	—	—	128	—	—	—
Total	22,748	8,734	166.0	18.8	34	109	137	465	67	80
Changes in dollars, acres and lots	14,014		147.2		(75)		(328)		(13)
% Change	NM		NM		(68.8)%		(70.5)%		(16.3)%

Maryland Communities
No land sales

Summerlin
Residential
Superpad sites	17,754	16,511	36.1	32.1	160	167	492	514	111	99
Custom lots	1,580	2,670	0.8	1.8	2	4	1,975	1,483	790	668
Commercial
Retail	—	650	—	0.7	—	—	—	929	—	—
Total	19,334	19,831	36.9	34.6	162	171	524	573	119	112
Changes in dollars, acres and lots	(497)		2.3		(9)		(49)		7
% Change	(2.5)%		6.6%		(5.3)%		(8.6)%		6.3%

The Woodlands
Residential
Single family - detached	5,609	28,410	9.2	37.5	32	152	610	758	175	187
Single family - attached	4,872	235	5.0	0.3	56	5	974	783	87	47
Commercial
Medical	6,837	—	3.3	—	—	—	2,072	—	—	—
Total	17,318	28,645	17.5	37.8	88	157	990	758	119	182
Changes in dollars, acres and lots	(11,327)		(20.3)		(69)		232		(63)
% Change	(39.5)%		(53.7)%		(43.9)%		30.6%		(34.6)%

Total acreage sales revenue	59,400	57,210	220.4	91.2	284	437

Deferred revenue	(13,994)	(246)
Special Improvement District revenue *	17	2,387
Total segment land sale revenue - GAAP basis	$45,423	$59,351

*Applicable exclusively to Summerlin.

NM – Not Meaningful

MPC sales for the nine months ended September 30, 2015 and 2014 is summarized as follows:

	MPC Sales Summary
	Land Sales		Acres Sold		Number of Lots/Units		Price per Acre		Price per Lot/Units
	Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014

Bridgeland
Residential
Single family - detached	$8,346	$15,575	21.3	35.0	94	172	$392	$445	$89	$91
Commercial
Not for profit	20,475	—	160.2	—	—	—	128	—	—	—
Total	28,821	15,575	181.5	35.0	94	172	159	445	89	91
Changes in dollars, acres and lots	13,246		146.5		(78)		(286)		(2)
% Change	85.0%		418.6%		(45.3)%		(64.3)%		(2.2)%

Maryland Communities
No land sales

Summerlin
Residential
Superpad sites	63,784	60,077	117.2	116.0	393	570	544	518	162	105
Single family - detached	13,650	11,170	14.9	13.0	75	60	916	859	182	186
Custom lots	7,900	11,906	5.3	9.2	13	19	1,491	1,294	608	627
Commercial
Retail	—	650	—	0.7	—	—	—	929	—	—
Other	3,136	2,250	3.6	10.0	—	—	871	225	—	—
Total	88,470	86,053	141.0	148.9	481	649	627	578	177	128
Changes in dollars, acres and lots	2,417		(7.9)		(168)		49		49
% Change	2.8%		(5.3)%		(25.9)%		8.5%		38.3%

The Woodlands
Residential
Single family - detached	19,468	61,947	31.2	85.2	112	335	624	727	174	185
Single family - attached	5,280	3,561	5.8	5.0	65	59	910	712	81	60
Commercial
Not for profit	733	—	5.0	—	—	—	147	—	—	—
Medical	6,837	70,550	3.3	58.9	—	—	2,072	1,198	—	—
Retail	—	17,401	—	30.3	—	—	—	574	—	—
Other	1,321	—	0.9	—	—	—	1,468	—	—	—
Total	33,639	153,459	46.2	179.4	177	394	728	855	140	166
Changes in dollars, acres and lots	(119,820)		(133.2)		(217)		(127)		(26)
% Change	(78.1)%		(74.2)%		(55.1)%		(14.9)%		(15.7)%

Total acreage sales revenue	150,930	255,087	368.7	363.3	752	1,215

Deferred revenue	(16,101)	(4,171)
Special Improvement District revenue *	4,108	9,270
Total segment land sale revenue - GAAP basis	$138,937	$260,186

*Applicable exclusively to Summerlin.

NM – Not Meaningful

For large MPCs such as ours, sales prices on a per acre basis generally increase as the size of the developed lots increase. This is because smaller lots are more commodity-like and larger lots may have more unique features. Additionally, the average homebuyer finds more competition for new and resale homes on the lower end of the price range in the broader residential market. As lot sizes and prices increase, the number of potential customers and developers decreases. Barring a softening in market conditions, when an MPC reaches the level whereby land is scarce, pricing begins to escalate on a per lot and per acre basis due to a scarcity premium resulting from the market's realization that new home site inventory will be depleted.

Houston

Houston is known as the energy capital of the world and is home to more than 5,000 energy-related firms. With crude oil prices dropping by over 50% since mid-2014, the Houston area has experienced a slowdown in economic growth. The Woodlands and Bridgeland MPCs have been impacted by this slowdown for the first nine months of the year as homebuilders have reacted to lower oil prices by becoming more cautious in their acquisitions of residential lots. Due to these conditions, we have experienced lower residential land sales at our Houston MPCs and expect that trend to continue when compared to 2014. The slowdown in economic growth may also impact the performance of the projects under construction in our Strategic Developments segment.

Bridgeland

Bridgeland land sales for the three and nine months ended September 30, 2015 increased compared to 2014 due to two commercial land sales for a school and church site totaling $20.5 million, of which $11.4 million was recorded as deferred income.  The performance obligations related to these commercial sales are expected to be completed by the end of 2016 and include construction of water, sewer, drainage and road improvements. Residential lot sales for the first nine months of 2015 have decreased because homebuilders are currently developing homes for sale on lots purchased during 2014. The decrease in lot sales is also due to the use of takedown contracts as opposed to bulk sales contracts by homebuilders looking to manage their land inventory levels, which is a more conservative approach in reaction to lower oil prices and uncertainty regarding the impact on demand for new homes. Due to the 2014 lot inventory build-up by homebuilders, we anticipate limited demand for lots at Bridgeland until a significant portion of this inventory is reduced through new home sales, which will likely continue into 2016.

Bridgeland had 36 and 145 new home sales, representing an increase of 89.5% and 208.5%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.  The increase in new home sales was a result of higher home inventory availability due to new finished lots having been delivered in the second half of 2014.

The Woodlands

The decrease in land sales revenue for the three and nine months ended September 30, 2015 compared to 2014 was primarily due to increased homebuilder caution on expanding their land inventory because of the uncertainty in the Houston market as a result of lower oil prices.  Homebuilders are currently experiencing a slowdown in home sales due to this uncertainty which consequently has reduced their demand for new lots in 2015. Commercial land sales during the first nine months of 2014 included a $70.6 million land sale to Methodist Hospital and three retail land sales totaling $17.4 million. For the first nine months of 2015 commercial land sales totaled $8.9 million. Higher inventory levels currently held by homebuilders, an uncertain economic climate in the greater Houston area due to the decline in oil prices, and to a lesser extent a lower range of lot types and sizes available at The Woodlands due to its decreasing inventory of available residential land for development, are contributing to a slowing sales velocity.

Average lot prices increased significantly during 2013 and 2014 in The Woodlands primarily due to lower residential land inventory and close proximity of the ExxonMobil campus. The recent decline in oil prices has resulted in slightly lower average lot prices during 2015. The Woodlands continues to maintain higher lot prices compared to most other Houston area MPCs.

Gross margin decreased for the three and nine months ended September 30, 2015 compared to 2014 due to the high volume of second quarter 2014 commercial land sales which had a higher profit margin.  Commercial land sales in the first nine months of 2015 represented 26.4% of total land sales and contributed 28.6% of the total gross margin while in the first nine months of 2014 commercial land sales were 57.0% of total land sales and contributed 65.0% of the total gross margin.

The Woodlands Hills (formerly Conroe MPC)

The land development plan for The Woodlands Hills MPC contemplates development of nearly 5,100 residential lots on 1,486 acres of land, 160 acres of land projected for commercial use and 11.0 acres projected for institutional use. The plan includes an additional 61 acres of land under contract to be acquired for $2.5 million during the first quarter 2016. Water, sewer and drainage construction is currently projected to start in the fourth quarter 2016 with the first lot sales expected to occur in the third quarter 2017.  We believe that

The Woodlands Hills MPC is well-positioned to generate demand in a low oil price environment for the following reasons: (i) it has a projected lower price point for all product types compared to The Woodlands; (ii) it benefits from The Woodlands’ brand reputation; and (iii) it has a favorable location to major employment centers, such as The Woodlands, with its medical and office centers, and the ExxonMobil campus located just south of The Woodlands.

Las Vegas MPC

Summerlin

The increase in Summerlin’s land sales revenue for the nine months ended September 30, 2015 was primarily due to higher average per-acre pricing for superpad sites and the increased sale of finished lots as compared to the same period in 2014.  This increase was partially offset by fewer sales of custom lots. Homebuilder demand for land in Summerlin remains strong due to the positive economic conditions in the market. Summerlin had 137 and 464 new home sales for the three and nine months ended September 30, 2015, representing a 25.7% and 36.1% increase, respectively, as compared to the same periods in 2014. Builder price participation for the nine months ended September 30, 2015 remains very strong compared to 2014.

Gross margin increased for the nine months ended September 30, 2015 compared to 2014 due to increased land pricing driven by strong homebuilder demand.

During the first quarter 2015, we entered into a joint venture with Discovery Land, a leading developer of private clubs and luxury communities, to develop an exclusive luxury community on approximately 555 acres of land within the Summerlin MPC. Discovery Land is the manager on the project. Land development began in the second quarter 2015 and continues to progress on schedule based upon the initial plan. As of September 30, 2015, the project has received buyer deposits totaling $27.3 million, representing $76.0 million in contracted land sales and we expect the first lot closings to begin in February 2016. Please refer to Note 8 – Real Estate and Other Affiliates for a description of the joint venture.

MPC Net Contribution

In addition to REP EBT for the MPCs, we believe that certain investors evaluate performance of the assets in this segment based on their contribution to liquidity and capital available for investment. MPC Net Contribution is defined as MPC REP EBT, plus MPC cost of sales and depreciation and amortization reduced by MPC development and acquisition expenditures. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP is presented in Note 16 - Segments.

The following table sets forth the MPC Net Contribution for the three and nine months ended September 30, 2015 and 2014.

MPC Net Contribution

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In thousands)			(In thousands)
MPC REP EBT (*)	$31,021	$33,683	$(2,662)	$84,212	$171,537	$(87,325)
Plus:
Cost of sales - land	19,674	27,743	(8,069)	67,806	93,540	(25,734)
Depreciation and amortization	89	101	(12)	279	304	(25)
Less:
MPC land acquisitions	(4,100)	(2,646)	(1,454)	(6,028)	(83,719)	77,691
MPC development expenditures	(45,430)	(37,918)	(7,512)	(129,298)	(93,080)	(36,218)
MPC Net Contribution	$1,254	$20,963	$(19,709)	$16,971	$88,582	$(71,611)

(*)For a detailed breakdown of our MPC segment EBT, please refer to Note 16 - Segments of our Condensed Consolidated Financial Statements.

MPC Net Contribution decreased for the three and nine months ended September 30, 2015 compared to 2014 primarily due to lower MPC land sales and increased development expenditures at Bridgeland.

The following table sets forth MPC land inventory activity for the nine months ended September 30, 2015:

MPC Land Inventory Activity

(In thousands)

	Bridgeland	Maryland	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2014	$414,793	$58,365	$861,659	$206,962	$99,284	$1,641,063
Acquisitions	4,100	—	—	1,914	14	6,028
Development expenditures (a)	50,722	312	41,390	35,497	1,377	129,298
Cost of Sales	(5,707)	—	(49,886)	(12,213)	—	(67,806)
MUD reimbursable costs (b)	(15,912)	—	—	(11,899)	—	(27,811)
Other (c)	1,634	(2)	(6,809)	(2,828)	(4)	(8,009)
Balance September 30, 2015	$449,630	$58,675	$846,354	$217,433	$100,671	$1,672,763

(a)	Development expenditures are inclusive of capitalized interest, property taxes and overhead.
(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.
(c)	Primarily represents land contributed to the Discovery Land joint venture.

Operating Assets Segment

These assets primarily consist of repositioned properties with a stable tenant base and newly developed properties transferred from our Strategic Development segment. These assets typically generate rental revenues sufficient to cover their operating costs except when a substantial portion, or all, of the property is being redeveloped or is in a lease-up phase. Variances between years in each property’s net operating income typically result from changes in rental rates, occupancy, tenant mix and operating expenses.

Total revenues and expenses for the Operating Assets segment are summarized as follows:

Operating Assets Revenues and Expenses (*)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In thousands)			(In thousands)

Minimum rents	$37,565	$24,035	$13,530	$108,574	$65,853	$42,721
Tenant recoveries	10,685	7,581	3,104	30,951	20,406	10,545
Resort and conference center revenues	11,772	8,150	3,622	35,256	27,198	8,058
Other rental and property revenues	7,400	6,076	1,324	20,645	17,756	2,889
Total revenues	67,422	45,842	21,580	195,426	131,213	64,213

Other property operating costs	15,659	14,116	1,543	51,495	42,782	8,713
Rental property real estate taxes	6,447	3,716	2,731	17,956	10,585	7,371
Rental property maintenance costs	2,968	2,154	814	8,380	5,962	2,418
Resort and conference center operations	8,767	8,910	(143)	26,738	22,833	3,905
Provision for doubtful accounts	975	103	872	3,050	277	2,773
Depreciation and amortization	22,936	11,261	11,675	64,585	29,802	34,783
Interest income	(10)	(11)	1	(29)	(141)	112
Interest expense	8,002	4,917	3,085	22,124	10,889	11,235
Equity in Earnings from Real Estate and Other Affiliates	(289)	(202)	(87)	(1,333)	(2,774)	1,441
Total operating expenses	65,455	44,964	20,491	192,966	120,215	72,751
Income (loss) before development expenses	1,967	878	1,089	2,460	10,998	(8,538)
Demolition costs	798	761	37	2,411	6,689	(4,278)
Development-related marketing costs	2,367	589	1,778	7,381	5,379	2,002
Total development expenses	3,165	1,350	1,815	9,792	12,068	(2,276)

Operating Assets REP EBT	$(1,198)	$(472)	$(726)	$(7,332)	$(1,070)	$(6,262)

(*)For a detailed breakdown of our Operating Assets segment EBT, please refer to Note 16 - Segments.

Minimum rents and tenant recoveries increased for the three and nine months ended September 30, 2015 primarily due to increases of $8.0 million and $27.6 million, respectively, for our retail properties, and $6.9 million and $22.0 million, respectively, for our office properties.  The increase for our retail properties was primarily due to the openings of Downtown Summerlin, The Outlet Collection at Riverwalk, Creekside Village Green, Hughes Landing Retail, and Hughes Landing Restaurant Row, and higher rental rates and increased occupancy at Ward Village.  The increase in our office properties was primarily due to the purchase of the 10-60 Columbia Corporate

Center office buildings in December 2014, and the openings of 3831 Technology Forest Drive, Two Hughes Landing and One Summerlin in 2015.

Resort and conference center revenues are higher for the three and nine months ended September 30, 2015 compared to September 30, 2014 primarily due to the partial closure of the property for renovation during 2014 which negatively affected business. The renovation was completed at the end of 2014 and resulted in increased occupancy and room rates in 2015.

Other rental and property revenues consist primarily of other rental and special event revenue, percentage rents and lease termination fees. Other rental and property revenue increased primarily due to the openings of Downtown Summerlin and The Outlet Collection at Riverwalk, lease termination fees at 10-60 Columbia Corporate Center, Ward Village and Two Hughes Landing, partially offset by operating losses at Carlton Woods, prior to its sale.

Other property operating and rental property maintenance costs increased for the three and nine months ended September 30, 2015, due to increases of $1.7 million and $7.6 million, respectively, for our retail properties, and $2.7 million and $5.7, million, respectively, for our office properties. The increase for our retail properties was primarily due to the openings of Downtown Summerlin and The Outlet Collection at Riverwalk in 2014 and Creekside Village Green, Hughes Landing Retail and Hughes Landing Restaurant Row in 2015. The increase for our office properties was primarily due to the operating costs at 10-60 Columbia Corporate Center which was acquired in December 2014 and the openings of Two Hughes Landing and 3831 Technology Forest in 2014 and One Summerlin in 2015.

Rental property real estate taxes increased for the three and nine months ended September 30, 2015 due to increases of $1.2 million and $3.2 million, respectively, for our retail properties, and $1.0 million and $3.0 million, respectively, for our office properties.  The increase for our retail properties was primarily due to the openings of Downtown Summerlin, The Outlet Collection at Riverwalk, and Creekside Village Green, and an increase in 2015 due to a 2014 reduction in property taxes at Landmark Mall related to a favorable tax settlement with the City of Alexandria which resulted in a credit for 2014.  The increase for our office properties was primarily due to the acquisition of 10-60 Columbia Corporate Center, higher assessed values for The Woodlands properties, and the openings of 3831 Technology Forest Drive and Two Hughes Landing.

Provision for doubtful accounts increased for the three and nine months ended September 30, 2015 primarily due to increases in reserve for bad debts at Downtown Summerlin and The Outlet Collection at Riverwalk.

Depreciation and amortization increased for the three and nine months ended September 30, 2015, due to increases of $6.7 million and $20.0 million, respectively, for our retail properties, and $3.6 million and $11.5 million, respectively, for our office properties. Additional increases in depreciation and amortization were due to the completion of construction at The Woodlands Resort & Conference Center and the opening of One Lakes Edge. The increase for retail properties was primarily due to the openings of Downtown Summerlin and accelerated depreciation at Ward Village related to the planned redevelopment.  The increase for office properties is primarily due to the acquisition of 10-60 Columbia Corporate Center and the openings of 3831 Technology Forest Drive and Two Hughes Landing.

When a development property is placed into service, depreciation is calculated for the property ratably over the estimated useful lives of each of its components; however, most of our recently developed properties reach stabilized revenues and income 12 to 24 months after being placed into service due to the timing of tenants taking occupancy and subsequent leasing of remaining unoccupied space during that period.  As a result, operating income, earnings before taxes and net income will not reflect the ongoing earnings potential of operating assets during this transition period to stabilization. We also expense development-related demolition and marketing costs, which do not represent recurring costs for stabilized real estate properties.  If the depreciation and development-related costs were excluded, Adjusted REP EBT would have increased 105.1% and 64.3% for the three and nine months ended September 30, 2015, respectively.

The following table reconciles Adjusted Operating Assets REP EBT to Operating Assets REP EBT:

Reconciliation of Adjusted Operating Assets REP EBT to	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Assets REP EBT	2015	2014	2015	2014
	(In thousands)		(In thousands)
Adjusted Operating Assets REP EBT	$24,903	$12,139	$67,045	$40,800
Depreciation and amortization	(22,936)	(11,261)	(64,585)	(29,802)
Demolition costs	(798)	(761)	(2,411)	(6,689)
Development-related marketing costs	(2,367)	(589)	(7,381)	(5,379)
Operating Assets REP EBT	$(1,198)	$(472)	$(7,332)	$(1,070)

Interest expense increased for the three and nine months ended September 30, 2015 due to higher outstanding loan balances for Downtown Summerlin, The Outlet Collection at Riverwalk, Hughes Landing Retail Row, 10-60 Columbia Corporate Center, One

Hughes Landing, Two Hughes Landing, 3831 Technology Forest, One Lakes Edge and The Woodlands Resort & Conference Center.  First quarter 2014 includes a $2.1 million decrease in interest expense due to the change in value of the previous lender’s participation right resulting from the repayment of the loan at 70 Columbia Corporate Center.

Demolition costs decreased for the three and nine months ended September 30, 2015 due to the substantial completion of the demolition of Pier 17 at South Street Seaport in 2014. Demolition costs for 2015 are related to the redevelopment of the South Street Seaport Fulton Market Building.

Equity in Earnings from Real Estate and Other Affiliates for the three and nine months ended September 30, 2015 includes $1.7 million in distributions from our Summerlin Hospital investment and the loss at Millennium Woodlands Phase II as the property is still in the initial lease-up period.

Development-related marketing costs in 2015 relate to a greater marketing investment at South Street Seaport as we accelerate leasing efforts in advance of the completion of our first project, and the costs in 2014 relate to South Street Seaport and The Outlet Collection at Riverwalk.

Operating Assets NOI and REP EBT

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In thousands)			(In thousands)
Retail
Columbia Regional (a)	$535	$—	$535	$1,000	$—	$1,000
Cottonwood Square	189	166	23	494	499	(5)
Creekside Village Green (b)	314	—	314	539	—	539
Downtown Summerlin (b)	2,507	—	2,507	6,700	—	6,700
Hughes Landing Retail (b)	400	—	400	786	—	786
1701 Lake Robbins (c)	111	90	21	296	90	206
Landmark Mall (d)	(116)	341	(457)	(302)	965	(1,267)
Outlet Collection at Riverwalk (e)	1,726	405	1,321	4,845	(406)	5,251
Park West (f)	211	462	(251)	1,386	1,550	(164)
Ward Village (g)	6,370	6,234	136	19,385	18,034	1,351
20/25 Waterway Avenue	437	455	(18)	1,384	1,219	165
Waterway Garage Retail	186	185	1	539	517	22
Total Retail	12,870	8,338	4,532	37,052	22,468	14,584
Office
10-70 Columbia Corporate Center (h)	2,925	491	2,434	9,449	1,160	8,289
Columbia Office Properties (i)	263	453	(190)	342	1,137	(795)
One Hughes Landing (j)	1,475	1,437	38	4,112	3,397	715
Two Hughes Landing (k)	2,528	286	2,242	3,380	286	3,094
2201 Lake Woodlands Drive	(32)	39	(71)	(119)	143	(262)
9303 New Trails	476	483	(7)	1,459	1,503	(44)
110 N. Wacker	1,519	1,440	79	4,577	4,474	103
One Summerlin (b)	(148)	—	(148)	(317)	—	(317)
3831 Technology Forest Drive (l)	487	—	487	1,415	—	1,415
3 Waterway Square	1,499	1,638	(139)	4,670	4,765	(95)
4 Waterway Square	1,520	1,479	41	4,462	4,327	135
1400 Woodloch Forest	485	273	212	1,248	806	442
Total Office	12,997	8,019	4,978	34,678	21,998	12,680

85 South Street (m)	144	—	144	359	—	359
Millennium Waterway Apartments	1,106	1,176	(70)	3,151	3,348	(197)
One Lake's Edge (b)	688	—	688	147	—	147
The Woodlands Resort & Conference Center (n)	3,006	445	2,561	8,518	4,365	4,153
Total Retail, Office, Multi-family, Resort & Conference Center	30,811	17,978	12,833	83,905	52,179	31,726

The Woodlands Ground leases	330	119	211	856	341	515
The Woodlands Parking Garages	(184)	(155)	(29)	(455)	(444)	(11)
Other Properties	951	176	775	2,827	707	2,120
Total Other	1,097	140	957	3,228	604	2,624
Operating Assets NOI - Consolidated and Owned	31,908	18,118	13,790	87,133	52,783	34,350

Redevelopments
South Street Seaport (b)	(22)	652	(674)	(423)	823	(1,246)
Total Operating Asset Redevelopments	(22)	652	(674)	(423)	823	(1,246)

Dispositions
The Club at Carlton Woods (b)	751	(1,267)	2,018	(942)	(3,279)	2,337
Rio West Mall	—	—	—	—	79	(79)
Total Operating Asset Dispositions	751	(1,267)	2,018	(942)	(3,200)	2,258
Total Operating Assets NOI - Consolidated	32,637	17,503	15,134	85,768	50,406	35,362

Straight-line lease amortization (o)	408	(660)	1,068	2,632	(1,632)	4,264
Demolition costs (p)	(798)	(761)	(37)	(2,411)	(6,689)	4,278
Development-related marketing costs	(2,367)	(589)	(1,778)	(7,381)	(5,379)	(2,002)
Depreciation and amortization	(22,936)	(11,261)	(11,675)	(64,585)	(29,802)	(34,783)
Write-off of lease intangibles and other	(439)	—	(439)	(593)	—	(593)
Equity in earnings from Real Estate and Other Affiliates	289	202	87	1,333	2,774	(1,441)
Interest, net	(7,992)	(4,906)	(3,086)	(22,095)	(10,748)	(11,347)
Total Operating Assets REP EBT (q)	$(1,198)	$(472)	$(726)	$(7,332)	$(1,070)	$(6,262)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In thousands)			(In thousands)
Operating Assets NOI - Equity and Cost Method Investments
Millennium Woodlands Phase II	$496	$(119)	$615	$503	$(119)	$622
Stewart Title Company	330	771	(441)	1,329	1,830	(501)
Summerlin Baseball Club	211	51	160	780	415	365
The Metropolitan Downtown Columbia (b)	652		652	283	—	283
Woodlands Sarofim # 1	465	304	161	1,194	1,094	100
Total NOI - equity investees	2,154	1,007	1,147	4,089	3,220	869

Adjustments to NOI (r)	(805)	(41)	(764)	(2,260)	(120)	(2,140)
Equity Method Investments REP EBT	1,349	966	383	1,829	3,100	(1,271)
Less: Joint Venture Partner's Share of REP EBT	(1,060)	(632)	(428)	(2,243)	(1,975)	(268)
Equity in earnings from Real Estate and Other Affiliates	289	334	(45)	(414)	1,125	(1,539)

Distributions from Summerlin Hospital Investment (s)	—	(132)	132	1,747	1,649	98
Segment equity in earnings from Real Estate and Other Affiliates	$289	$202	$87	$1,333	$2,774	$(1,441)

Company's Share of Equity Method Investments NOI
Millennium Woodlands Phase II	$404	$(97)	$501	$410	$(97)	$507
Stewart Title Company	165	385	(220)	665	915	(250)
Summerlin Baseball Club	105	26	79	390	208	182
The Metropolitan Downtown Columbia (b)	327		327	142	—	142
Woodlands Sarofim # 1	93	61	32	239	219	20
Total NOI - equity investees	$1,094	$375	$719	$1,846	$1,245	$601

	Economic	September 30, 2015
	Ownership	Debt	Cash
		(In thousands)
Millennium Woodlands Phase II	81.43%	$37,700	$1,532
Stewart Title Company	50.00%	—	312
Summerlin Baseball Club	50.00%	—	938
The Metropolitan Downtown Columbia (b)	50.00%	57,886	1,090
Woodlands Sarofim # 1	20.00%	6,004	785

(a)	Stabilized annual NOI of $2.2 million is expected by the end of the second quarter 2016.
(b)	Please refer to discussion in the following section regarding this property.
(c)	Property was acquired in July 2014.
(d)	The lower NOI is due to a one-time favorable property tax settlement with the City of Alexandria of $0.7 million that occurred in the first quarter 2014.
(e)	Property was re-opened May 2014 after an extensive redevelopment. Stabilized annual NOI of $7.8 million is expected by early 2017 based on leases in place as of September 30, 2015.
(f)	NOI decreased for the three months and nine months ended September 30, 2015, due to the loss of a 18,339 square foot tenant, resulting in the subsequent re-leasing of the space.
(g)	NOI increase is primarily due to higher rental rates and increased occupancy.
(h)	In December 2014, we acquired 10–60 Columbia Corporate Center comprised of six adjacent office buildings totaling 699,884 square feet. We acquired 70 Columbia Corporate Center in 2012.
(i)	NOI decreased due primarily to water damage at one of the buildings, resulting in 13,745 square feet being vacated.
(j)	NOI increase for the nine months ended September 30, 2015 is primarily due to increased occupancy.
(k)	Building was placed in service in 2014.
(l)	Building was placed in service in 2014 and is 100% leased to a single tenant.
(m)	Building was acquired in October 2014.
(n)

The renovation project has increased NOI due to the higher revenue per available room (“RevPAR”) resulting from the new and upgraded rooms. RevPAR is calculated by dividing total room revenues by total occupied rooms for the period.

(o)

The net change in straight-line lease amortization for the three and nine months ended September 30, 2015 compared to the same periods in 2014 is primarily due to new leases at Downtown Summerlin and 10-60 Columbia Corporate Center purchased in December 2014.

(p)	Demolition costs for 2014 relate to Pier 17 and for 2015 relate to the Fulton Market Building, both at South Street Seaport.
(q)	For a detailed breakdown of our Operating Asset segment REP EBT, please refer to Note 16 - Segments in the Condensed Consolidated Financial Statements.
(r)

Adjustments to NOI include straight-line rent and market lease amortization, demolition costs, depreciation and amortization and non-real estate taxes. The increases are primarily due to placing Millennium Woodlands Phase II in third quarter 2014 and The Metropolitan Downtown Columbia in service in 2015.

(s)

During the first quarters of 2015 and 2014, we received distributions of $1.7 million and $1.8 million, respectively, from our Summerlin Hospital investment. Distributions from the Summerlin Hospital are typically made one time per year in the first quarter.

Reconciliation of Segment Equity in Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Equity Method investments	$289	$334	$(414)	$1,125
Cost basis investment	—	(132)	1,747	1,649
Operating Assets segment Equity in Earnings from Real Estate and Other Affiliates	289	202	1,333	2,774
Strategic Developments segment Equity in Earnings from Real Estate and Other Affiliates	6	5,307	1,831	15,390
Equity in Earnings from Real Estate and Other Affiliates	$295	$5,509	$3,164	$18,164

Retail Properties

The following table summarizes the retail property leases that we executed during the three months ended September 30, 2015:

			Square Feet			Per Square Foot			(In thousands)
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	14	120	94,885	93,385	60,838	$25.23	$83.16	$10.66	$2,484	$7,766	$649
Comparable - Renewal (c)	9	37	21,168	-	-	26.47	-	-	560	-	-
Comparable - New (d)	1	60	652	652	-	70.20	45.00	-	46	29	-
Non-comparable (e)	14	97	119,436	93,178	91,573	38.68	69.91	9.73	4,620	6,514	891
Total			236,141	187,215	152,411				$7,710	$14,309	$1,540

(a)	Excludes executed leases with a term of less than 12 months.
(b)	Pre-leased information is associated with projects under development at September 30, 2015.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase from expiring rates of $20.18 per square foot to renewal rates of $26.47 per square foot, or 31.2% over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. This lease represents an increase from expiring rates of $41.38 per square foot to renewal rates of $70.20 per square foot, or 69.6% over previous rents.

(e)	Non-comparable information is associated with stabilized assets whereby the space was previously vacant for more than 12 months or has never been occupied.

The following table summarizes the retail property leases that we executed during the nine months ended September 30, 2015:

			Square Feet			Per Square Foot			(In thousands)
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	17	117	105,288	103,788	62,608	$26.09	$78.90	$10.53	$2,837	$8,189	$659
Comparable - Renewal (c)	28	36	75,535	-	-	27.60	-	-	2,084	-	-
Comparable - New (d)	2	60	1,317	1,317	-	67.95	34.90	-	89	46	-
Non-comparable (e)	57	87	259,525	201,242	172,141	36.40	91.66	11.72	9,447	18,446	2,017
Total			441,665	306,347	234,749				$14,457	$26,681	$2,676

(a)	Excludes executed leases with a term of less than 12 months.
(b)	Pre-leased information is associated with projects under development at September 30, 2015.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase from expiring rates of $25.35 per square foot to renewal rates of $27.60 per square foot, or 8.8% over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase from expiring rates of $54.56 per square foot to renewal rates of $67.95 per square foot, or 24.5% above previous rents.

(e)	Non-comparable information is associated with stabilized assets whereby the space was previously vacant for more than 12 months or has never been occupied.

Below is a discussion of our retail assets recently placed in service and assets which have significant development costs remaining until the asset is substantially complete.

Creekside Village Green

In the first quarter 2015, we substantially completed Creekside Village Green and moved the asset into our Operating Assets segment. Total development costs are expected to be approximately $19 million, of which we have incurred $16.9 million as of September 30, 2015. As of October 20, 2015, 80.7% of the project has been leased. We expect to reach stabilized annual NOI of $2.2 million by the first quarter 2016.

Downtown Summerlin

As of October 20, 2015, the retail portion of Downtown Summerlin is 84.9% leased and the office building, One Summerlin, is 56.4% leased, of which 12.4% is leased by us. The property is expected to reach stabilized annual NOI of $37.2 million by the end of 2017. Total estimated development costs are approximately $418 million, of which we have incurred $399.0 million as of September 30, 2015. The remaining costs to be incurred are primarily for tenant improvements and leasing. The project is financed by a $311.8 million construction loan. The loan has an initial rate of one-month LIBOR plus 2.25% with an initial maturity date of July 15, 2017, with two, one-year extension options.

Hughes Landing Retail

We have substantially completed Hughes Landing Retail as of September 30, 2015 and reclassified the asset to our Operating Assets segment. Total development costs are expected to be approximately $36 million, of which we have incurred $31.0 million as of September 30, 2015. The project is financed by a $36.6 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.95% with an initial maturity date of December 20, 2016, with two, one-year extension options. As of October 20, 2015, 90.7% of the project has been leased. We expect to reach stabilized annual NOI of $3.9 million by the end of the first quarter 2016.

Office Properties

The following table summarizes office property leases that we executed during the three months ended September 30, 2015:

			Square Feet			Per Square Foot			(In thousands)
Office Properties (a) (b)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (c)	-	-	-	-	-	$-	$-	$-	$-	$-	$-
Comparable - Renewal (d)	4	21	13,371	-	11,960	27.04	-	1.21	362	-	14
Comparable - New (e)	1	36	2,202	2,202	2,202	27.50	20.00	5.15	61	44	11
Non-comparable (f)	5	52	25,103	22,570	17,879	31.31	46.25	8.51	786	1,044	152
Total			40,676	24,772	32,041				$1,209	$1,088	$177

(a)	Excludes executed leases with a term of less than 12 months.
(b)	Includes leasing activity for One Summerlin.
(c)	Pre-leased information excludes a tenant lease whose terms are not disclosed for competitive reasons.
(d)	Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement.
(e)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. This lease represents a decrease from expiring rates of $30.62 per square foot to renewal rates of $27.50 per square foot, or (10.2%) under previous rents.

(f)	Non-comparable information is associated with stabilized assets whereby the space was previously vacant for more than 12 months or has never been occupied.

The following table summarizes office property leases that we executed during the nine months ended September 30, 2015:

			Square Feet			Per Square Foot			(In thousands)
Office Properties (a) (b)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (c)	4	100	131,824	131,824	131,824	$32.86	$75.13	$2.85	$4,331	$9,904	$376
Comparable - Renewal (d)	7	31	22,469	-	14,034	26.79	-	1.48	602	-	21
Comparable - New (e)	1	36	2,202	2,202	2,202	27.50	20.00	5.15	61	44	11
Non-comparable (f)	19	59	82,034	71,015	53,922	28.92	34.67	9.72	2,372	2,462	524
Total			238,529	205,041	201,982				$7,366	$12,410	$932

(a)	Excludes executed leases with a term of less than 12 months.
(b)	Includes leasing activity for One Summerlin.
(c)	Pre-leased information is associated with projects under development at September 30, 2015.
(d)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase from expiring rates of $26.11 per square foot to renewal rates of $26.79 per square foot, or 2.6% over previous rents.

(e)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. This lease represents a decrease from expiring rates of $30.62 per square foot to renewal rates of $27.50 per square foot, or (10.2%) under previous rents.

(f)	Non-comparable information is associated with stabilized assets whereby the space was previously vacant for more than 12 months or has never been occupied.

Multi-family

One Lake’s Edge

In the second quarter 2015, we substantially completed One Lake’s Edge located at Hughes Landing in The Woodlands and reclassified the asset to our Operating Assets segment. Total development costs are expected to be approximately $88 million, of which we have incurred $81.8 million as of September 30, 2015. The project is financed by a $73.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of November 25, 2016, with two, one-year extension options.  As of October 20, 2015, 51.0% of the units are leased. We expect the apartments to reach stabilized annual NOI of $7.6 million in the second quarter 2017.

Other

The Club at Carlton Woods

On September 4, 2015, the Company sold The Club at Carlton Woods, its 36-hole golf and country club in The Woodlands, for net cash proceeds of $25.1 million, and purchaser’s assumption of net liabilities of $4.0 million, resulting in a pre-tax gain of $29.1 million. The property was comprised of total assets of $20.9 million and total liabilities of $24.9 million.  The property was developed and operated by us as an amenity for selling residential lots in a gated community in The Woodlands. Most of the lots have been sold, and the sale of this asset will allow us to redeploy capital to our development activities.

Partially Owned

The Metropolitan Downtown Columbia Project

The Parcel D venture, in which we are a 50% partner with Kettler, Inc., completed construction of The Metropolitan Downtown Columbia Project and was moved into our Operating Assets segment during the first quarter 2015. Total development costs, including land value, are expected to be $97 million, of which the venture had incurred $91.0 million as of September 30, 2015. The joint venture obtained a $64.1 million construction loan, which is non-recourse to us. The loan bears interest at one-month LIBOR plus 2.40% and matures in July 2020.  As of October 20, 2015, 79.0% of the units have been leased.  We expect the property to reach stabilized annual NOI of $6.8 million in the second quarter 2017, of which our share would be $3.4 million.

Redevelopments

The Seaport District

Seaport District First Project

In 2013, the City of New York executed the amended and restated ground lease for South Street Seaport and we provided a completion guarantee to New York City for the renovation and reconstruction of the existing Pier 17 Building (“Renovation Project”). Construction began in 2013 and is expected to conclude in 2017. The Renovation Project features a newly constructed pier and building and is designed to include upscale retail, restaurants and an outdoor entertainment venue in a vibrant open rooftop encompassing approximately 1.5 acres. Additionally, we are repositioning a significant portion of the 180,000 square feet of retail space in the historic area.  We entered into a 20-year lease with iPic Entertainment for 46,000 square feet in the Fulton Market Building located in the historic area. iPic Theatres will serve as an anchor attraction for residents, workers and tourists, and we expect the historic area to be substantially repositioned by the end of 2016. We have incurred $149.4 million of development costs on this project, net of insurance proceeds received of $47.9 million as of September 30, 2015, which includes $9.6 million of demolition costs and $10.6 million of development-related marketing costs.

On September 9, 2015, we announced that we have formed a partnership with renowned Chef and Restaurateur Jean-Georges Vongerichten to bring two new, one-of-a-kind culinary experiences to the Seaport District. Subject to obtaining the requisite approvals from the City as discussed in the Seaport District Second Project below, Jean-Georges will introduce a 40,000 square foot food market in the Tin Building.  A 10,000 square foot flagship seafood restaurant will also be located within the new Pier 17 building. On October 7, 2015 we also announced a lease with McNally Jackson Books for a 7,100 square foot store in Schermerhorn Row in the historical district. We expect that these important leasing announcements will accelerate pre-leasing activity for our first project in advance of its completion date.

Due to the complex nature of the Pier 17 reconstruction, historic area renovation, the Superstorm Sandy remediation and tenanting of the vacant space, our estimates of the total costs for the first project will likely change as the development progresses.  The current cost estimate for the project, net of insurance proceeds received and inclusive of remediation, is $514 million.  A significant portion of the increase in estimated costs, compared to prior periods includes a discretionary amount that will ultimately be determined based on the structure and economics of the leases and operating agreements with, and mix of, prospective tenants in the first project.  The current estimate also includes design revisions required by New York City due to flood zone designation changes required by FEMA subsequent to Superstorm Sandy, changes to the Pier 17 building that would have either been required expenditures in the future or will make it operationally more efficient, enhancement of the initial design, and adjustments for increases in construction costs.

Seaport District Second Project

On December 10, 2014, we began the public approval process for our further redevelopment of the Seaport District which includes up to approximately 700,000 square feet of additional space. Our current proposal includes the replacement of wooden platform piers adjacent to Pier 17 with a newly constructed building on the New Market Site and the complete reconstruction of the historic Tin Building utilizing as many of the original materials as possible. The project will include a Jean-Georges food market in the Tin Building and greater pedestrian access to the waterfront via numerous East River Esplanade improvements along with a new marina. The proposal also includes a reconfigured South Street Seaport Museum space within Schermerhorn Row, as well as a potential building addition on the adjacent John Street lot. These plans are subject to change as we work through the entitlement process, and there is no assurance that we will ultimately obtain the entitlements needed to move forward with this project.

Superstorm Sandy Insurance Recoveries

On October 29, 2012, as a result of Superstorm Sandy, the historic area of South Street Seaport (area west of the FDR Drive) suffered significant damage due to flooding.  We have collected $47.9 million in insurance proceeds through September 30, 2015 and the claim is in litigation because we are seeking recoveries greater than what the insurance companies have paid to date. We recognized $0.3 million of insurance recoveries during the nine months ended September 30, 2015, and $11.5 million and $24.6 million during the three and nine months ended September 30, 2014, respectively, in Other Income, net.  Insurance recoveries are excluded from NOI. There can be no assurance that we will recover any additional insurance proceeds.

Strategic Developments Segment

Our Strategic Development assets generally require substantial future development to achieve their highest and best use. For our development projects, the total estimated costs of a project including the construction costs are exclusive of our land value unless otherwise noted. Most of the properties and projects in this segment generate no or minimal revenues with the exception of our condominium projects, which generate non-cash revenue from the contracted sales using the percentage of completion method until such time as they are completed and the buyers close on their contracts. Our expenses relating to these assets are primarily related to costs associated with selling condominiums, marketing costs associated with our strategic developments, operational costs associated with the IBM building that serves as a world class information center and sales gallery for the entire Ward Village Master Plan development, carrying costs, such as property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Development asset, we would expect that with the exception of condominium projects, upon completion of development, the asset would be reclassified to the Operating Assets segment when the asset is placed in service and NOI would become an important measure of its operating performance. In certain instances we may sell a strategic asset.

Total revenues and expenses for the Strategic Developments segment are summarized as follows:

Strategic Developments Revenues and Expenses (*)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In thousands)			(In thousands)
Minimum rents	$78	$137	$(59)	$822	$473	$349
Condominium rights and unit sales	78,992	4,032	74,960	200,362	11,516	188,846
Other land, rental and property revenues	41	44	(3)	194	590	(396)
Total revenues	79,111	4,213	74,898	201,378	12,579	188,799

Condominium rights and unit cost of sales	47,573	2,026	45,547	126,747	5,788	120,959
Other property operating costs	1,021	1,083	(62)	2,964	2,821	143
Real estate taxes	461	843	(382)	1,720	1,955	(235)
Rental property maintenance costs	126	159	(33)	358	440	(82)
Provision for doubtful accounts	32	16	16	32	16	16
Demolition costs	226	(1)	227	226	22	204
Development-related marketing costs	5,272	5,798	(526)	12,095	10,530	1,565
Depreciation and amortization	528	445	83	2,145	1,483	662
Other expense/(income)	435	—	435	101	(2,373)	2,474
Interest, net (a)	(1,924)	(3,198)	1,274	(5,477)	(9,828)	4,351
Equity in Earnings from Real Estate and Other Affiliates	(6)	(5,307)	5,301	(1,831)	(15,390)	13,559
Total expenses	53,744	1,864	51,880	139,080	(4,536)	143,616
Strategic Developments EBT	$25,367	$2,349	$23,018	$62,298	$17,115	$45,183

(*)For a detailed breakdown of our Strategic Developments segment EBT, please refer to Note 16 - Segments.

(a)	Negative interest expense amounts are due to interest capitalized in our Strategic Developments segment related to Operating Assets segment debt and the Senior Notes.

Condominium rights and unit sales for the three and nine months ended September 30, 2015, include $79.0 million and $200.4 million, respectively, of revenue related to our Waiea and Anaha Condominium projects. We began recognizing revenue for these projects in the fourth quarter 2014 and the second quarter 2015, respectively. Condominium rights and unit sales for the three and nine months ended September 30, 2014, represents the recognition of deferred revenue on our ONE Ala Moana condominium project, which we completed in the fourth quarter 2014.

Condominium rights and unit costs of sales primarily represent development and construction costs on our Waiea and Anaha Condominium sales in 2015 and costs related to our ONE Ala Moana Condominium project in 2014.

Development-related marketing costs for the three and nine months ended September 30, 2015, were primarily attributable to strategic development projects at Ward Village, South Street Seaport and Columbia. The increase in development-related marketing costs for the nine months ended September 30, 2015 is due to a $5.5 million increase at Ward Village, which primarily related to our Ward Gateway and Ae‘o (formerly Block M) projects (described hereafter) and $3.8 million related to the opening of our Downtown Summerlin project in the fourth quarter 2014.

Depreciation and amortization for the three and nine months ended September 30, 2015 compared to the same periods in 2014 is primarily related to the IBM building, which was placed in service at the end of the first quarter 2014.

Other income of $2.4 million for the nine months ended September 30, 2014 was generated from the sale of the Redlands Promenade land.

Interest income decreased for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, due to less capitalized interest as we completed projects and moved them to our Operating Assets Segment.

Equity in Earnings from Real Estate and Other Affiliates represents our share of the profit from the ONE Ala Moana condominium venture. Equity in earnings during the three and nine months ended September 30, 2015 is lower as the project was substantially complete as of December 31, 2014. As of September 30, 2015, all the units had been sold and closed.

The following describes the status of our active Strategic Development Projects as of September 30, 2015:

The Woodlands

Hughes Landing

Three Hughes Landing  - During the third quarter 2014, we began construction of Three Hughes Landing, a Class A office building, and we anticipate substantial completion by the end of 2015. Total estimated development costs are approximately $90 million, of which we have incurred $48.5 million as of September 30, 2015. The remaining development costs to be incurred relate to completion of the building shell, estimated leasing and tenant buildout. As of October 20, 2015, none of the building is pre-leased. The project is financed by a $65.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.35% with an initial maturity date of December 5, 2017, with two, one-year extension options.

1725-35 Hughes Landing Boulevard – Construction began during the fourth quarter 2013 and the project was substantially completed and ExxonMobil took occupancy in October 2015. Total development costs are expected to be approximately $211 million, which includes $59 million of tenant improvements that will be reimbursed by ExxonMobil. We have incurred $171.1 million of development costs, which includes $50.6 million of ExxonMobil’s reimbursable tenant improvement costs. ExxonMobil has pre-leased the 318,000 square foot West Building for 12 years, and 160,000 square feet of the 329,000 square foot East Building for eight years.  We expect to reach stabilized annual NOI, based on ExxonMobil’s current 478,000 square foot commitment, of approximately $10.7 million in 2018. In August 2015, ExxonMobil elected not to exercise its option to lease the remainder of the East Building, but maintains a right of first refusal for a new lease of this space and any other vacant multi-tenant office building space in the Hughes Landing development for up to two years prior to the end of its lease term. The project is financed by a $143.0 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.90% with an initial maturity date of June 30, 2018, with a one-year extension option. In accordance with the terms of the loan agreement, the interest rate was reduced to LIBOR plus 1.65% when ExxonMobil occupied its space.

Hughes Landing Hotel (Embassy Suites) - In the fourth quarter 2014, we began construction of an Embassy Suites by Hilton branded hotel in Hughes Landing that we will own and manage. We expect to complete and open the hotel by year end. Total development costs are expected to be approximately $46 million, of which we have incurred $33.9 million as of September 30, 2015.  We expect to reach projected annual NOI of approximately $4.5 million in 2018. The project is financed by a $37.1 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of October 2, 2018, with two, one-year extension options.

Waterway Square Hotel (Westin) – In the second quarter 2014, we began construction of the Waterway Square Hotel, a Westin-branded hotel that we will own and manage. We expect to complete and open the hotel during the first quarter 2016. Total development costs are expected to be approximately $97 million, of which we have incurred $63.9 million as of September 30, 2015.  We expect to reach projected annual NOI of approximately $10.5 million in 2018. The project is financed by a $69.3 million construction loan bearing interest at one-month LIBOR plus 2.65% with an initial maturity date of August 6, 2018, with a one-year extension option.

Alden Bridge Self-Storage Facilities

We began construction on a self-storage facility in Alden Bridge, a neighborhood within The Woodlands, in the third quarter 2015 and anticipate completion during the fourth quarter 2016. This facility is located on 4.0 acres and will comprise 670 units within approximately 82,000 square feet. Total estimated costs are approximately $8.4 million, of which we have incurred $0.2 million as of September 30, 2015. We expect to reach stabilized annual NOI of approximately $0.8 million in 2020. On October 23, 2015, we closed on a $6.7 million non-recourse construction loan for this facility, bearing interest at one-month LIBOR plus 2.60% with an initial maturity date of October 2019, with two one-year extension options.

Ward Village

Ward Village Master Plan

The remaining projects within the first phase of the Ward Village master plan, as described in our Annual Report on Form 10-K, include the development of condominium units in two mixed-use market rate residential towers (Waiea and Anaha) and the development of a workforce residential tower.

Waiea Condominiums - In the second quarter 2014, we began construction on Waiea, the first market rate tower and we expect to complete the tower by the end of 2016. As of October 20, 2015, 155 of the 174 total units were under contract. These contracted sales represent 83.7% of the total residential square feet available for sale. Total development costs are expected to be approximately $403 million, excluding land value, which includes $6.3 million of development-related marketing costs that are being expensed as incurred. As of September 30, 2015, we have incurred $152.4 million of development costs of which $5.1 million were development-related marketing costs. During the fourth quarter 2014, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of September 30, 2015, the project was approximately 37.5% complete.

Anaha Condominiums – In the fourth quarter 2014, we began construction of Anaha, the second market rate tower and we expect to complete the tower during the second quarter 2017. As of October 20, 2015, 270 of the 317 total units were under contract. These contracted sales represent 76.9% of the total residential square feet available for sale. Total development costs are expected to be approximately $401 million, excluding land value, which includes $5.8 million of development-related marketing costs that are being expensed as incurred. As of September 30, 2015, we have incurred $81.4 million of development costs of which $4.4 million were development-related marketing costs.  During the second quarter 2015, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of September 30, 2015, the project was approximately 20.7% complete.

On November 6, 2014, we closed on a $600.0 million non-recourse construction loan cross-collateralized by Waiea and Anaha bearing interest at one-month LIBOR plus 6.75% with an initial maturity date of November 6, 2017, with two, one-year extension options.

Ward Workforce Housing - We continue to finalize plans and a project budget for the development and sale of this tower. We will submit condominium documents to the Hawaii Real Estate Commission for its approval by the end of 2015. The Real Estate Commission’s approval is required in order to launch pre-sales in 2016. As of September 30, 2015, we have incurred $7.1 million of development costs on this project.

In connection with Phase Two of the master plan, which is being finalized, we received approval from the Hawaii Community Development Authority (“HCDA”) for the development of three new residential condominium towers, Ae‘o and the two Ward Village Gateway towers.

Ae‘o (formerly known as Ward Block M) – Construction of the 389,000 square foot Ae‘o tower and the 54,000 square foot Whole Foods Market, located on the same block, is expected to begin in March 2016 with completion scheduled in 2018. Pre-sales began in July 2015, and as of October 20, 2015, 167 of the 466 total units were under contract, representing 29.0% of the total residential square feet available for sale. This tower was designed with  unit sizes averaging 836 square feet, smaller than the average 1,687 square foot unit size for Waiea and Anaha in response to market demand. We have incurred $14.4 million of pre-development costs on this project as of September 30, 2015 and are finalizing the project budget.

Gateway Towers – Construction of the two towers will be subject to obtaining an acceptable level of pre-sales and financing for the project. Pre-sales began in July 2015. We expect contracted unit sales in this tower to be much slower than Waiea, Anaha and Ae‘o because the pricing and marketing of these units is targeted towards a smaller segment of the market. We have incurred $13.2 million of pre-development costs for the first tower as of September 30, 2015 and are finalizing the project budget.  We continue pre-development activities for the development of the second tower and have incurred $12.2 million as of September 30, 2015 and are finalizing the project budget.

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

Summerlin

Summerlin Apartments, LLC

We entered into a joint venture with Calida to construct, own and operate a 124-unit gated luxury apartment development in Summerlin, Nevada. We are a 50% partner with Calida and unanimous consent of the partners is required for all major decisions. The venture commenced construction in February 2015 and anticipates the first units being available for rent in the first quarter 2016. Total estimated costs are $24 million, including land value, of which the venture had incurred $9.4 million as of September 30, 2015. The project is financed by a $15.8 million construction loan. The loan bears interest at one month LIBOR plus 2.50% and matures in February of 2018, with two, one-year extension options. Upon a sale of the property, we are entitled to 50% of the proceeds up to an amount determined by applying a 7.0% capitalization rate to NOI and then 100% of proceeds above that amount.

Parcel C

The Parcel C venture located in Columbia, Maryland, of which we are a 50% partner with Kettler Inc., continues to finalize pre-development activities to construct a 437-unit, Class A apartment building with 31,000 square feet of ground floor retail. Our partner will provide construction and property management services, including the funding and oversight of development activities, as well as obtaining construction financing. Closing on the construction loan and commencement of construction is anticipated in the fourth quarter 2015. Our total investment in this project was $7.0 million as of September 30, 2015.

Bridgeland

Lakeland Village Center

In the second quarter 2015, we began construction of Lakeland Village Center, a CVS anchored neighborhood retail center. Completion is expected in the second quarter 2016. Total development costs are expected to be approximately $16 million, and we have incurred $5.3 million as of September 30, 2015. We expect to reach stabilized annual NOI of approximately $1.7 million in 2018. On May 15, 2015, we closed on a $14.0 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.35% with an initial maturity date of May 15, 2018, with two, one-year extension options. As of October 20, 2015, the project is 25.9% pre-leased.

The following table summarizes our projects under construction, and related debt, for Operating Assets and Strategic Developments as of September 30, 2015. Projects described as Complete are open and are operating but require additional spending and financing prior to project close out.

($ in thousands) Announced Project	Total Estimated Costs (a)	Costs Paid Through September 30, 2015 (b)	Estimated Remaining to be Spent	Buyer Deposits/ Tenant Reimbursements	Buyer Deposits/ Tenant Reimbursements Drawn Through September 30, 2015	Remaining Buyer Deposits/Tenant Remibursements to be Drawn	Committed/ Allocated Debt (c)	Amount Drawn Through September 30, 2015	Remaining Debt to be Drawn	Estimated Costs Remaining in Excess of Remaining Financing to be Drawn (d)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(D) - (E) = (F)	(G)	(H)	(G) - (H) = (I)	(C) - (F) - (I) = (J)
Columbia Regional Building	$24,616	$24,161	$455	$—	$—	$—	$23,008	$22,188	$820	$(365)	(e)	Complete
Outlet Collection at Riverwalk	83,136	76,186	6,950	—	—	—	60,000	55,454	4,546	2,404	(f)	Complete
South Street Seaport	514,083	112,021	402,062	—	—	—	—	—	—	402,062	(g)	2017
Downtown Summerlin	418,304	385,988	32,316	—	—	—	311,800	277,944	33,856	(1,540)	(h)	Complete
3831 Technology Forest Drive	19,518	17,714	1,804	—	—	—	23,000	23,000	—	1,804	(i)	Complete
Creekside Village Green	18,536	15,501	3,035	—	—	—	—	—	—	3,035	(j)	Complete
Hughes Landing Retail	36,207	27,376	8,831	—	—	—	36,575	25,373	11,202	(2,371)	(k)	Complete
One Lake's Edge	88,494	78,577	9,917	—	—	—	73,525	65,548	7,977	1,940	(l)	Complete
Two Hughes Landing	48,603	41,199	7,404	—	—	—	38,730	33,205	5,525	1,879	(m)	Complete
The Woodlands Resort & Conference Center	76,714	73,837	2,877	—	—	—	48,900	47,236	1,664	1,213	(n)	Complete
Total Operating Assets	1,328,211	852,560	475,651	—	—	—	615,538	549,948	65,590	410,061

Strategic Developments
1725-35 Hughes Landing Boulevard	211,045	138,428	72,617	58,681	37,472	21,209	132,474	81,719	50,755	653	(o)	Q4 2015
Waterway Square Hotel (Westin)	97,380	53,606	43,774	—	—	—	69,334	24,200	45,134	(1,360)		Q1 2016
Hughes Landing Hotel (Embassy Suites)	46,363	26,159	20,204	—	—	—	32,413	10,973	21,440	(1,236)		Q4 2015
Three Hughes Landing	90,162	38,963	51,199	—	—	—	65,455	14,046	51,409	(210)		Q4 2015
Lakeland Village Center	16,274	2,461	13,813	—	—	—	14,000	—	14,000	(187)		Q2 2016
Alden Bridge Self-Storage	8,488	242	8,246	—	—	—	—	—	—	8,246	(p)	Q4 2016
Waiea Condominiums	403,440	128,376	275,064	110,534	86,573	23,961	257,497	6,361	251,136	(33)	(q)	Q4 2016
Anaha Condominiums	401,314	65,086	336,228	67,033	45,513	21,520	318,769	3,973	314,796	(88)	(q)	Q2 2017
Total Strategic Developments	1,274,466	453,321	821,145	236,248	169,558	66,690	889,942	141,272	748,670	5,785
Combined Total at September 30, 2015	$2,602,677	1,305,881	$1,296,796	$236,248	$169,558	$66,690	$1,505,480	$691,220	$814,260	$415,846

Alden Bridge Self-Storage Financing										(6,658)	(p)
Est. Costs to be funded net of financing										$409,188

(a)

Total Estimated Costs represent all costs to be incurred on the project which include construction costs, demolition costs, marketing costs, capitalized leasing, payroll or project development fees, deferred financing costs and advances for certain accrued costs from lenders and excludes land costs and capitalized corporate interest allocated to the project.  Excluded from Waiea Condominiums' and Anaha Condominiums' Total Estimated Costs are Master Plan infrastructure and amenity cost allocations related to Ward Village.

(b)

Costs Paid Through September 30, 2015 include construction costs, demolition costs, marketing costs, capitalized leasing, payroll or project development fees, deferred financing costs and advances for certain accrued costs from lenders.

(c)	Committed Debt details:

Outlet Collection at Riverwalk - total commitment of $64.4 million, which includes $60.0 million for construction and a $4.4 million earn out which is available after completion and the achievement of operational covenants.

The Woodlands Resort & Conference Center - total commitment of $95.0 million, which includes $48.9 million for construction, a $10.0 million, earn out and $36.1 million, which refinanced prior mortgage debt.

Two Hughes Landing - total commitment of $41.2 million which includes $38.7 million for construction and $2.5 million for additional leasing commissions and tenant improvement allowances on One Hughes Landing.

1725-35 Hughes Landing Boulevard - total commitment of $143.0 million, which includes construction, operating reserves and interest reserves after asset is placed in service.

Hughes Landing Hotel - total commitment of $37.1 million, which includes $32.4 million for construction, $2.0 million for garage expansion not currently included in the project and $2.7 million earn out commitment when a 12% debt yield is achieved.

(d)

Negative balances represent cash to be received in excess of Estimated Remaining to be Spent.  These items are primarily related to September costs that were paid by us but not yet reimbursed by the lender. We expect to receive funds from our lenders for these costs in the future.  Positive balances represent cash that remains to be invested or amounts drawn in advance of costs paid.

(e)	Columbia Regional Building was placed in service during August 2014.
(f)

Total Estimated Costs and Costs Paid Through September 30, 2015 are net of $4.9 million of settlement proceeds and contractor reimbursements received.  Outlet Collection at Riverwalk was placed in service during May 2014.

(g)

South Street Seaport Total Estimated Costs and Costs Paid Through September 30, 2015 are net of the $47.9 million of insurance proceeds received.  We anticipate seeking financing for this project in the future.

(h)	Downtown Summerlin was placed in service during October 2014.
(i)	3831 Technology Forest was placed in service during December 2014. We closed on permanent financing of $23.0 million in the first quarter 2015.
(j)	Creekside Village was placed in service in March 2015 and the project has no debt financing.
(k)	Hughes Landing Retail was placed in service in March 2015.
(l)	One Lake's Edge was placed in service during April 2015.
(m)	Two Hughes Landing was placed in service during September 2014.
(n)	The Woodlands Resort & Conference Center was substantially completed in November 2014.
(o)

1725-35 Hughes Landing Boulevard Total Estimated Costs include approximately $59 million of tenant improvements that will be reimbursed directly by ExxonMobil, of which $37.5 million has been received as of September 30, 2015.  These Tenant Reimbursements are shown above as an additional source of funds for project costs.

(p)	Alden Bridge Self-Storage financing of $6.7 million was closed in October 2015.
(q)

Both Waiea Condominiums and Anaha Condominiums currently have nonrefundable Buyer Deposits that are required to be utilized to fund project costs prior to drawing on the loan.  When additional Buyer Deposits are received from additional unit sales, those deposits are also required to be used for project costs once the rescission period passes.  Based on actual sales as of September 30, 2015, we anticipate only utilizing approximately $586 million of the total $600.0 million committed debt for both projects.  If all the remaining condominium units are sold, we currently estimate a total of approximately $61 million of additional buyer deposits that could be available to fund project costs, thereby further reducing the total amount needed to be drawn from the committed construction loan.

The following table represents our capitalized internal development costs by segment for the three and nine months ended September 30, 2015 and 2014:

	Capitalized Internal Costs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
MPC segment	$2.4	$1.8	$6.8	$5.2
Operating Assets segment	2.6	2.0	8.2	7.3
Strategic Developments segment	6.2	4.5	14.7	10.7
Total	$11.2	$8.3	$29.7	$23.2

	Capitalized Internal Costs Related to Compensation Costs
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions)		(In millions)
MPC segment	$2.3	$1.0	6.1	3.5
Operating Assets segment	2.1	1.4	6.0	5.9
Strategic Developments segment	4.9	3.3	10.9	8.7
Total	$9.3	$5.7	23.0	18.1

Capitalized internal costs (which include compensation costs) have increased with respect to our MPC segment due to higher development activities. For the nine months ended September 30, 2015, capitalized internal costs increased with respect to our properties undergoing redevelopment in our Operating Assets segment and our Strategic Developments segment as we have increased staffing and related costs from 2014 to correspond with our increase in development activities.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our MPC segment, cash generated from our operating assets, deposits from condominium sales  (which are restricted to funding construction of the developments to which the deposits relate), first mortgage financings secured by our assets and the corporate bond markets. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. We believe that our sources of cash, including existing cash on hand and proceeds from non-core asset sales such as The Club at Carlton Woods, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and re-development opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding, if and when pursued. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our developments. We also provided a completion guarantee to the City of New York for the Pier 17 renovation project. We currently intend to raise this additional funding with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time.

As of September 30, 2015, our consolidated debt was $2.3 billion and our share of the debt of our Real Estate Affiliates was $60.9 million. Please refer to Note 9 – Mortgages, Notes and Loans Payable to our Condensed Consolidated Financial Statements for a table showing our debt maturity dates.

The following table summarizes our Net Debt on a segment basis as of September 30, 2015. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID receivables. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

Segment Basis (a)	Master Planned Communities		Operating Assets		Strategic Developments		Segment Totals	Non- Segment Amounts	Total September 30, 2015
	(In thousands)
Mortgages, notes and loans payable	$234,580		$1,245,246	(c)	$141,353	(d)	$1,621,179	$762,041	$2,383,220
Less: cash and cash equivalents	(92,243)	(b)	(106,544)	(e)	(48,883)	(f)	(247,670)	(207,988)	(455,658)
Special Improvement District receivables	(30,843)		—		—		(30,843)	—	(30,843)
Municipal Utility District receivables	(136,196)		—		—		(136,196)	—	(136,196)
Net Debt	$(24,702)		$1,138,702		$92,470		$1,206,470	$554,053	$1,760,523

(a)	Please refer to Note 16 - Segments.
(b)	MPC cash and cash equivalents excludes $19.5 million of cash related to our Discovery Land joint venture which will be utilized for development.
(c)

Includes our $60.9 million share of debt of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim, Millennium Woodlands Phase II and The Metropolitan Downtown Columbia Project).

(d)	Includes our $0.1 million share of debt of our Real Estate and Other Affiliates in Strategic Developments segment (Summerlin Apartments, LLC).
(e)

Includes our $2.6 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim, Summerlin Las Vegas Baseball Club, The Metropolitan Downtown Columbia Project, Millennium Woodlands Phase II, and Stewart Title).

(f)	Includes our $2.4 million share of cash and cash equivalent of our Real Estate and Other Affiliates in Strategic Developments segment (KR Holdings, HHMK Development, Parcel C, Summerlin Apartments).

Cash Flows

Operating Activities

Master Planned Community development and Strategic Development condominium activities have a significant impact on our business. The cash flows and earnings from the business vary because the MPC business generates revenues from land sales rather than recurring contractual revenues from operating leases. Condominium deposits received from contracted units as well as MPC land sales are a substantial portion of our cash flows from operating activities and are partially offset by MPC and condominium development expenditures.

Net cash provided by operating activities was $32.6 million for the nine months ended September 30, 2015 compared to $16.0 million for the nine months ended September 30, 2014. The $16.6 million increase was primarily related to the following offsetting activities:

Increases in operating cash

•	Release of condominium buyer deposits from escrow of $132.1 million;
•	Decreased MPC land acquisitions of $63.9 million compared to 2014;
•	Decreased leasing costs of $27.4 million primarily at Downtown Summerlin;
•	NOI contribution of $31.4 million from property openings and acquisitions in 2014;
•	Tenant improvement reimbursements of $37.5 million from ExxonMobil; and
•	Greater builder price participation collections of $7.0 million.

Decreases in operating cash

•	Greater Condominium and MPC expenditures of $139.2 million;
•	Decreased MPC Land sales of $104.2 million;
•	Decreased MUD collections of $22.5 million;
•	Absence in 2015 of the collection of $27.9 million of insurance proceeds from Superstorm Sandy received in 2014, of which $15.0 million was included in operating activities; and
•	Higher interest payments of $11.2 million due to a higher debt balance.

Investing Activities

Net cash used in investing activities was $470.8 million and $466.0 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, cash used for investing activities was primarily related to development of real estate, property improvements and equipment expenditures of $504.1 million partially offset by $25.1 million in proceeds received from the sale of The Club at Carlton Woods and $9.1 million of cash distributions received from the ONE Ala Moana project. The expenditures in 2015 relate to the Seaport District Assemblage acquisitions, Pier 17 development at South Street Seaport and the development of office, retail and multi-family properties in The Woodlands. During the nine months ended September 30, 2014, cash used for development of real estate, property improvements and equipment expenditures was $477.3 million. The expenditures in 2014 relate primarily to the construction of Downtown Summerlin, office and multi-family properties in The Woodlands, Pier 17 development at South Street Seaport, The Woodlands Resort & Conference Center and the Outlet Collection at Riverwalk.

Financing Activities

Net cash provided by financing activities was $328.3 million and $360.7 million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, we received loan proceeds totaling $370.3 million offset by payments of $40.1 million compared to $414.0 million offset by payments of $45.4 million during the same period in 2014. The 2015 proceeds primarily relate to draws on loans for the 10-60 Columbia Corporate Center, Downtown Summerlin, Hughes Landing projects in The Woodlands, The Woodlands Resort & Conference Center, the Outlet Collection at Riverwalk, and The Woodlands and Bridgeland MPCs.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $101.8 million as of September 30, 2015.

REIT Requirements

We revoked Victoria Ward’s REIT status in the first quarter 2015. It is now taxed as a regular “C” corporation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. We intend to manage a portion of our variable interest rate exposure by using interest rate swaps and caps. With respect to fixed rate financings, increases in interest rates could make it more difficult to refinance such debt when due. As of September 30, 2015, we had $1.3 billion of variable rate debt outstanding of which

$210.4 million has been swapped to a fixed-rate. Approximately $192.7 million of the $1.1 billion of total variable rate debt that has not been swapped to a fixed rate is represented by the Master Credit Facility at The Woodlands. Due to the revolving nature of this type of debt, it is generally inefficient to use interest rate swaps as a hedging instrument; rather, we have purchased an interest rate cap having a $100.0 million notional amount for this facility to mitigate our exposure to rising interest rates. We also did not swap $95.7 million of the outstanding balance on the Ward Village financing to a fixed rate because the loan is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. $704.3 million of variable rate debt relates to our projects under construction. As the properties are placed in service and become stabilized, the variable rate debt is generally refinanced with long-term fixed rate debt. As of September 30, 2015, annual interest costs would increase approximately $10.7 million for every 1.00% increase in floating interest rates. A portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) would be less than the total change, but we would incur higher cash payments. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 9 – Mortgages, Notes and Loans Payable and Note 10 – Derivative Instruments and Hedging Activities in our Annual Report.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Please refer to Note 11 – Income Taxes for discussion of recent developments on the Tax Court matter.

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
November 9, 2015

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

+   Filed herewith

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2015.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iv) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2015 and 2014, and (v) the Condensed  Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014.