Form 10-K
period 2015-12-31
Howard Hughes Corp
filed 2016-02-29
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [X]  NO [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES [   ]  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]  NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES [   ]  NO [X]

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5.7 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 24, 2016, there were 39,714,838 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.  The registrant intends to file its Proxy Statement with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,”  “project,” “realize,” “should,” “transform,” “would,” and other statements of similar expression. Forward-looking statements should not be relied upon. They give our expectations about the future and are not guarantees. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this report.

Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include:

•	our inability to obtain operating and development capital, including our inability to obtain debt capital from lenders and the capital markets;
•	slower growth in the national economy and adverse economic conditions in the homebuilding, condominium development and retail sectors;
•	the continued negative impact of low oil prices on economic growth of, and demand for our properties in the Houston, Texas region;
•	our inability to obtain rents sufficient to justify developing our properties and/or the inability of our tenants to pay their contractual rents;
•	our directors may be involved or have interests in other businesses, including real estate activities and investments, which may compete with us;
•	our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners; and
•	the other risks described in “Item 1A. Risk Factors.”

PART I

Throughout this Annual Report, references to the “Company”, “HHC”, “we” and “our” refer to The Howard Hughes Corporation and its consolidated subsidiaries, unless the context requires otherwise.

ITEM 1.  BUSINESS

OVERVIEW

Our mission is to be the preeminent developer of master planned communities and mixed-use properties. We create timeless places and extraordinary experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We specialize in the development of master planned communities (“MPCs”),  in the ownership, management and redevelopment of revenue-generating real estate assets (“Operating Assets”), and in the development of other real estate assets in the form of entitled and unentitled land and residential condominium developments (“Strategic Developments”).  We expect to drive income from the growth of our operating asset portfolio, through continued strategic project opportunities,  and from ongoing MPC land development and home site sales. We are focused on maximizing value from our assets, and we continue to acquire, develop and manage our assets to achieve this goal. We are headquartered in Dallas, Texas, and our assets are located across the United States.

In contrast to many publicly traded real estate companies which are limited in their activities because they have elected to be taxed as a real estate investment trust, we have no restrictions on our operating activities or the types of services that we can offer. We believe our structure provides the greatest flexibility for maximizing the value of our real estate portfolio. As of December 31, 2015, our consolidated mortgage, notes and loans payable equaled approximately 42.7% of our total assets, and we had $445.3 million of cash on hand.

Our MPCs have won numerous awards for, among other things, design and community contribution. We expect the competitive position and desirable locations of our assets (which collectively comprise millions of square feet and thousands of acres of developable land), combined with their operations and long-term opportunity through entitlements, land, residential condominium and home site sales and project developments to drive our long-term growth.

We were incorporated in Delaware in 2010. Through our predecessors, we have been in business for several decades. We operate our business in three segments: MPC, Operating Assets and Strategic Developments. Financial information about each of our segments is presented in Note 17 – Segments of our audited financial statements on pages F-41 to F-44.

Recent Significant Transactions

The Club at Carlton Woods. On September 4, 2015, we sold The Club at Carlton Woods, the 36-hole golf and country club located in The Woodlands for net cash proceeds of $25.1 million and purchaser’s assumption of net liabilities of $4.0 million, resulting in a pre-tax gain of $29.1 million.  We developed and operated the club as an amenity to help sell residential lots in a gated community. Most of the lots in the community have been sold, and the club had operating losses of $0.9 million and $4.4 million for the years ended December 31, 2015 and 2014, respectively. The sale of this asset will allow us to redeploy capital to our development activities.

Discovery Joint Venture. In the first quarter 2015, we entered into a joint venture with Discovery Land Company (“Discovery”) by contributing undeveloped land at an agreed upon value of $125.4 million, or $226,000 per acre. Discovery is a leading developer of private clubs and luxury communities. The joint venture intends to develop an exclusive luxury community on approximately 555 acres of undeveloped land within our Summerlin MPC. The community is named The Summit and will have approximately 270 homes, an 18-hole Tom Fazio-designed golf course and other amenities for residents.  Lot prices are expected to range from $2 million to $8 million. Discovery is the manager of the project and is responsible for funding development costs. The project will accelerate infrastructure improvements that will benefit our adjacent land, and accelerates the monetization of this land significantly ahead of our prior development plans. Development began in the second quarter 2015 and the first lot sales are expected to begin closing in 2016. Please refer to Note 5 – Real Estate and Other Affiliates for further description of this joint venture.

Seaport District Assemblage. During the first quarter 2015, we acquired a 58,000 square foot commercial building and air rights with total residential and commercial development rights of 196,133 square feet for $91.4 million.  On December 29, 2014, in two separate transactions, we acquired a 48,000 square foot commercial building on a 15,744 square foot lot and certain air rights with total residential and commercial development rights of 621,651 square feet for $136.7 million. These combined acquisitions create a 42,694 square foot lot with 817,784 square feet of available development rights. These properties are collectively referred to as the Seaport District Assemblage and are located in close proximity to our South Street Seaport property.

Tax Indemnity Settlement. On December 12, 2014, as part of a tax indemnity and mutual release agreement (the “Settlement Agreement”) with General Growth Properties, Inc. (“GGP”) for a release of GGP’s obligation for reimbursement of taxes related to sales of certain MPC assets during years in which those assets were owned by GGP (Please refer to Note 9 – Income Taxes), we received $138.0 million in cash and six office buildings, referred to as 10-60 Columbia Corporate Center, consisting of 699,884 square feet located in downtown Columbia, Maryland valued at $130.0 million.

On December 15, 2014, we made a payment totaling $203.3 million to the IRS in satisfaction of a judgment entered by the Tax Court in favor of the IRS with respect to the MPC taxes and filed an appeal of the Tax Court’s decision to the Fifth Circuit Court of Appeals. The court affirmed the Tax Court ruling on October 27, 2015; consequently, we will no longer use the completed contract method of tax accounting at our Summerlin MPC.  All taxes and interest due related to this decision were paid when the appeal was filed. This ruling will accelerate the use of our tax attributes and change the timing of future tax payments.

Overview of Business Segments

The following describes our three business segments and provides a general description of each of the assets comprising these segments. This section should be referred to when reading “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” which contains financial and performance information for many of these assets.

Master Planned Communities. Our Master Planned Communities segment includes the development and sale of residential and commercial land, primarily in large-scale long-term projects. Our five master planned communities, listed according to total acreage, are: The Woodlands, Summerlin, Maryland, Bridgeland and The Woodlands Hills.

Our master planned communities include over 12,000 acres of land remaining to be developed or sold. Residential sales, which are made primarily to homebuilders, include standard and custom parcels designated for detached and attached single and multi-family homes, ranging from entry-level to luxury homes. Commercial sales include land parcels designated for retail, office, resort, high density residential projects (e.g., condominiums and apartments), services and other for-profit activities, as well as those parcels designated for use by government, schools and other not-for-profit entities. Our strategy is to retain commercial land for our own development unless we deem its intended use will not compete with our existing assets and current development plans.

Operating Assets. Our Operating Assets segment contains 52 properties, investments and other assets that generate revenue, consisting of retail, office, multi-family and hospitality properties. Including properties in joint ventures, this segment includes 13 retail properties, 23 office properties, five multi-family buildings, two hospitality assets, and nine other operating assets and investments. We believe that there are opportunities to redevelop or reposition certain of these assets to increase operating performance, including several retail properties and some of the office properties located in Columbia, Maryland. These opportunities will require new capital investment and vary in complexity and scale. The redevelopment opportunities range from minimal disruption to the property to the partial or full demolition of existing structures for new construction.

Strategic Developments. Our Strategic Developments segment consists of 26 development projects. We believe most of these assets will require substantial future development to achieve their highest and best use. We are in various stages of creating or executing strategic plans for many of these assets based on market conditions and availability of capital. As of December 31, 2015, we had nine properties under construction and not yet placed into service, representing total estimated aggregate project costs totaling $1.6  billion. These projects include one Operating Asset, South Street Seaport, that is undergoing redevelopment and one multi-family property being developed in a joint venture. In addition to the permitting and approval process required in almost all large-scale real estate developments of this nature, we generally obtain construction financing to fund a majority of the costs associated with developing these assets.

The chart below presents our assets classified by reportable segment and predominant use at December 31, 2015:

Master Planned
Communities	Operating Assets		Strategic Developments

	Retail	Office	Under Construction	Other
• Bridgeland	▪ Columbia Regional Building	▪ 10-70 Columbia Corporate Center	▪ Anaha	▪ Ae'o (e)
• Maryland	▪ Cottonwood Square	▪ Columbia Office Properties	▪ HHC 242 Self-Storage	▪ Alameda Plaza
• Summerlin (a)	▪ Creekside Village Green (c)	▪ 1725-35 Hughes Landing Boulevard (c)	▪ Lakeland Village Center	▪ AllenTowne
• The Woodlands	▪ Downtown Summerlin	▪ One Hughes Landing	▪ One Merriweather	▪ Bridges at Mint Hill
• The Woodlands Hills (b)	▪ Hughes Landing Retail (c)	▪ Two Hughes Landing	▪ Constellation (d)	▪ Century Plaza Mall
	▪ 1701 Lake Robbins	▪ 2201 Lake Woodlands Drive	▪ Three Hughes Landing	▪ Circle T Ranch and
	▪ Landmark Mall	▪ 9303 New Trails	▪ Waiea	Power Center (d)
	▪ Outlet Collection at Riverwalk	▪ 110 N. Wacker	▪ Waterway Square Hotel	▪ Cottonwood Mall
	▪ Park West	▪ One Summerlin (c)	(Westin)	▪ HHC 2978 Self-Storage
	▪ South Street Seaport	▪ 3831 Technology Forest Drive		▪ 80% Interest in Fashion
	(under construction)	▪ 3 Waterway Square		Show Air Rights
	▪ Ward Village	▪ 4 Waterway Square		▪ Kendall Town Center
	▪ 20/25 Waterway Avenue	▪ 1400 Woodloch Forest		▪ Lakemoor (Volo) Land
	▪ Waterway Garage Retail			▪ Maui Ranch Land
▪ The Outlet Collection at Elk Grove (f)
	Multi-family	Other		▪ Parcel C (d)
	▪ Millennium Waterway Apartments	▪ Golf Courses at TPC Summerlin		▪ Seaport District Assemblage
	▪ Millennium Woodlands	and TPC Las Vegas		▪ Gateway Towers
	Phase II (e)	(participation interest)		▪ Ke Kilohana (g)
	▪ One Lakes Edge (c)	▪ Kewalo Basin Harbor		▪ West Windsor
	▪ 85 South Street	▪ Merriweather Post Pavilion
	▪ The Metropolitan Downtown	▪ Stewart Title of Montgomery
	Columbia (c) (d)	County, TX (d)
▪ Summerlin Hospital Medical
	Hospitality	Center (d)
	▪ Hughes Landing Hotel (c)	▪ Summerlin Las Vegas
	(Embassy Suites)	Baseball Club (d)
	▪ The Woodlands Resort &	▪ The Woodlands Parking Garages
	Conference Center	▪ Woodlands Sarofim #1 (d)

(a)	The Summerlin MPC includes The Summit, our Discovery joint venture.
(b)	Formerly known as the Conroe MPC.
(c)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2015.
(d)	A non-consolidated investment. Refer to Note 5 – Real Estate and Other Affiliates.
(e)	Formerly known as Ward Block M.
(f)	Formerly known as Elk Grove Promenade.
(g)	Formerly known as Ward Workforce Towers.

Master Planned Communities

The development of master planned communities requires expertise in large-scale and long-range land use planning, residential and commercial real estate development and sales. These developments often require decades of investment and continual focus on the changing market dynamics surrounding the communities. We believe that the long-term value of our master planned communities remains strong because of their competitive positioning in their respective markets, our expertise and flexibility in land use planning and the fact that we have substantially completed the entitlement processes within the majority of our communities.

Our MPC segment consists of the development and sale of residential land and the development of commercial land to hold, develop or sell. Our master planned communities are located in and around Houston, Texas; Las Vegas, Nevada; and Columbia, Maryland. Residential revenues are generated primarily from the sale of finished lots and undeveloped superpads to residential homebuilders and developers. We also occasionally sell or lease land for commercial development when we deem its use will not compete with our existing properties or our strategy. Superpad sites are generally 20 to 25 acre parcels of unimproved land where we develop and construct the major utilities (water, sewer and storm drain) and roads to the borders of the parcel and the homebuilder completes the on-site utilities, roads and finished lots. Revenue is also generated through price participation with homebuilders. Revenues, net income and our ability to execute planned development are affected by factors such as: (1) the availability of construction and permanent mortgage financing to purchasers at acceptable interest rates; (2) consumer and business confidence; (3) regional economic conditions in the areas surrounding the projects, which includes levels of employment and homebuilder inventory; (4) availability of saleable land for particular uses; (5) our decisions to sell, develop or retain land; and (6) other factors generally affecting the homebuilder business and sales of residential properties.

The following table summarizes our master planned communities, all of which are wholly-owned as of December 31, 2015:

				Remaining Saleable and			Remaining		Projected
		Total	Approx. No.	Developable Acres			Saleable		Community
		Gross	People Living	Residential	Commercial		Residential		Sell-Out
Community	Location	Acres (a)	in Community	(b)	(c)	Total	Lots (d)		Date
Bridgeland	Houston, TX	11,400	7,800	3,293	1,010	4,303	17,179	(e)	2036
Maryland	Columbia, MD	16,450	112,000	-	108	108	-		2022
Summerlin	Las Vegas, NV	22,500	105,000	4,036	830	4,866	40,000	(f)	2039
The Woodlands	Houston, TX	28,475	112,500	799	785	1,584	1,192		2025
The Woodlands Hills (g)	Conroe, TX	2,116	-	1,493	171	1,664	5,096		2028
Total		80,941	337,300	9,621	2,904	12,525	63,467

(a)

Encompasses all of the land located within the borders of the master planned community, including parcels already sold, saleable parcels and non-saleable areas such as roads, parks and recreation areas, conservation areas and parcels acquired during the year.

(b)

Includes standard, custom and high density residential land parcels.  Standard residential lots are designed for detached and attached single and multi-family homes, ranging from entry-level to luxury homes. Certain residential parcels are designated as custom lots as their premium price reflects a larger size and other distinguishing features such as location within a gated community, having golf course access or higher elevations. High density residential includes townhomes and condominiums.

(c)	Designated for retail, office, resort, services and other for-profit activities, as well as those parcels allocated for use by government, schools, houses of worship and other not-for-profit entities.
(d)

Remaining Saleable Residential Lots are estimates and include only lots that are intended for sale or joint venture. The mix of intended use on our remaining saleable and developable acres is primarily based on assumptions regarding entitlements and zoning of the remaining project and are likely to change over time as the master plan is refined.

(e)	Remaining Saleable Residential Lots may decrease based on a revised land plan that is being finalized as of February 2016.
(f)	Amount represents remaining entitlements, not necessarily the number of lots that will ultimately be developed and sold.
(g)	Formerly known as the Conroe MPC. Total gross acres include 61 acres of land under contract to be acquired for $2.5 million in 2016.

Houston, Texas MPCs

Bridgeland

Bridgeland was recognized as the 2015 Community of the Year by the Texas Association of Builders and received numerous awards at the 2015 Greater Houston Builders Association PRISM ceremony. The first residents moved into their homes in June 2006. When fully developed, we expect Bridgeland will contain more than 3,000 acres of waterways, lakes, trails, parks and open spaces, as well as an expansive Town Center that will provide employment and land for retail, educational and entertainment facilities. The MPC is being developed to eventually accommodate approximately 20,000 homes and 65,000 residents.

Bridgeland’s conceptual plan includes four villages, Lakeland Village, Parkland Village, Prairieland Village and Creekland Village, a 900-acre Town Center mixed-use district and a carefully designed network of trails totaling over 60 miles that will provide pedestrian connectivity to distinct residential villages and neighborhoods and access to recreational, educational, cultural, employment, retail, religious and other offerings. The Town Center will be located adjacent to the Grand Parkway, a 180-mile circumferential highway traversing seven counties and encircling the Greater Houston region, providing direct access to the Town Center and to future residential sections of Bridgeland. Additional segments of the Grand Parkway were completed in February 2016 and now connect Bridgeland to The Woodlands, the new ExxonMobil Campus and Houston’s George Bush Intercontinental Airport. The Woodlands senior management team members,  each of which have over 20 years of experience developing master planned communities, are leading the development and marketing of Bridgeland.

Bridgeland’s first five neighborhoods are located in Lakeland Village, which totals 2,275 acres and has many home sites that have views of the water, buried power lines to maximize the views of open space, fiber-optic technology, brick-lined terrace walkways and brick, stone and timber architecture. The prices of the homes range from approximately $250,000 to more than $1.0 million. Lakeland Village is approximately 85% complete and is anchored by a 6,000 square foot community center that features a water park with three swimming pools, two lighted tennis courts and a state-of-the-art fitness room. We are currently developing Lakeland Village Center, our first retail property in Bridgeland, which will be completed in the second quarter 2016. A grand promenade wrapping around Lake Bridgeland offers a boat dock, canoes, kayaks, sailboats and paddleboats. Design work is underway for Parkland Village, which totals 1,842 acres and will be the next phase of our development as Lakeland Village reaches build-out. Bridgeland has approximately 2,300 homes occupied by approximately 7,800 residents as of December 31, 2015.

The Woodlands

The Woodlands is a mixed-use, self-contained master planned community approximately 1.5 times the size of Manhattan, New York, located 27 miles north of Houston, Texas. The Woodlands provides an exceptional lifestyle and integrates recreational amenities, residential neighborhoods, commercial office space, retail shops and entertainment venues. Approximately 28% of The Woodlands is dedicated to green space, including parks, pathways, open spaces, golf courses and forest preserves.

The Woodlands has consistently ranked as one of the top master planned communities in the nation with regard to annual home sales. During its 41-year history, The Woodlands has won numerous awards, most recently being recognized as the Master Planned Community of the Year in 2015 by the Greater Houston Builders Association (GHBA), which is GHBA’s most coveted award. The Woodlands has led the way among master planned communities that practice environmental preservation.

Home site sales began in 1974. To maximize long term values, the development started with residential activity with land reserved for the eventual development of a town center containing office, retail, multi-family and hotel properties to serve the residents. Over time, the residential success created demand for commercial development. In recent years, the commercial and residential components have achieved significant appreciation in values and acceleration of development. Additionally, by virtue of the fact that we own most of the undeveloped available land in The Woodlands, we have substantial influence over the market.

As of December 31, 2015, there were approximately 41,850 homes occupied by approximately 112,000 residents and approximately 2,180 businesses providing employment for approximately 63,000 people. The population is projected to increase to approximately 131,000 by 2025.  We estimate that The Woodlands has a jobs to home ratio of approximately 1.5 to 1.0.  This ratio implies that many residents also work within The Woodlands, making it a more attractive place to live compared to purely residential communities by improving quality of life through short commute times. Since its inception, The

Woodlands has sought to maintain a wide array of home choices and marketed that information to the realtor community as it is critical in providing guidance to the corporate relocation homebuyer. As a result of this effort, over the last ten years, The Woodlands has achieved an average of approximately 42% of new home sales attributable to “Outside of Houston Area” residents.

As of December 31, 2015, The Woodlands had 785 acres of land designated for commercial use remaining to be sold or developed. The Woodlands is well positioned to compete against other commercial developers in the area because we have the largest inventory of vacant commercial land available in the area and we offer virtually every product type being sought by our customers. We plan to develop most, if not all, of the future office, retail and apartment sites ourselves; however, some sites will be sold or ground leased to third parties for their own use when a compelling strategic or financially opportunistic reason exists to sell or lease the land. Examples include institutional projects such as churches, schools and medical facilities, including hospitals, medical office buildings, nursing homes and emergency clinics. Other uses that will in all likelihood be sold or leased include free standing fast food sites, gas station sites and day care sites. The mix of acreage designated for development versus sale or lease may change over time based on market conditions, projected demand, our view of the economic benefits of developing or selling and other factors.

The Woodlands has full or partial ownership interests in commercial properties totaling approximately 2.1 million square feet of office space (of which 1.8 million square feet are complete and 320,000 square feet are under construction), 437,821 square feet of retail and service space, 1,097 rental apartment units and 1,320 self-storage units (under construction). We also own and operate a 406-room resort and conference center facility, a 205-room Embassy Suites and a 302-room Westin Hotel (under construction).  The Westin is scheduled to open in March 2016 and the Embassy Suites opened on December 30, 2015. These commercial properties are more fully described under “Operating Assets.”

We believe the completion of The Grand Parkway linking The Woodlands and Bridgeland to the new ExxonMobil campus and the rest of the greater Houston area will be a further catalyst to attracting potential residents to our Houston master planned communities. Construction of the segments of The Grand Parkway that serve The Woodlands and Bridgeland was completed in February 2016.

The Woodlands Hills (formerly Conroe MPC)

Many of Houston’s prominent master planned communities are approaching build-out with few new communities to replace them.  As such, we believe that there is a significant opportunity to introduce another master planned community in the Far North Houston submarket.  The demand for this site was validated by research/demand studies from Robert Charles Lesser and Co. and MetroStudy, two well-known residential and commercial consulting firms.

The current land development plan for The Woodlands Hills includes 2,116 acres, of which 2,055 acres were acquired in 2014 and another 61 acres are under contract to close in 2016.  The land plan includes 1,493 acres dedicated to residential lot development and 171 acres dedicated to commercial and institutional land development. Planning for site development was underway during 2015, and we currently expect to begin water, sewer and drainage construction in the third quarter 2016 with the first lots sold in the fourth quarter 2017.

The Woodlands Hills is well positioned to take advantage of its location, within the path of future development along I-45 north of The Woodlands and its close proximity to the ExxonMobil campus.  In addition, the new master planned community benefits from several east-west thoroughfares that provide convenient access to local and regional destinations such as Lake Conroe. We expect to deliver an amenity package to appeal to families. The amenities will include a park, village centers, pathways and common areas. The clubhouse will open in 2017 and serve as a marketing tool for the community. Commercial developments will be incorporated over time similar to Creekside Village Green in The Woodlands. The terrain features rolling hills and dense tree cover, appropriate for utilizing the reputation and brand of The Woodlands.

Maryland (Howard County, Maryland)

The Maryland community has no more remaining acreage for single family homes and represents primarily a commercial real estate development opportunity. It consists of four distinct communities known as Columbia, Gateway, Emerson and Fairwood. Columbia is the largest community and also where we believe the greatest commercial real estate development potential exists.

Columbia

Columbia, located in Howard County, Maryland, is an internationally recognized model of a successful master planned community that began development in the 1960’s. Located between Baltimore and Washington, D.C., and encompassing 14,200 acres of land, Columbia offers a wide variety of living, business and recreational opportunities. The master planned community’s full range of housing options is located in nine distinct, self-contained villages and a Town Center. Columbia has an estimated 5,000 businesses, which occupy approximately 22.9 million square feet of space and provide more than 73,000 jobs. There is a wide variety of retail options encompassing approximately 8.0 million square feet of retail space.

In 2015, we began development of the Merriweather District and approximately 35 acres were transferred to our Strategic Developments segment. Please refer to our Strategic Developments section for our development plans relating to this acreage. Approximately 40 acres of additional undevelopable land remains in Columbia.

Gateway/Emerson/Fairwood

The remaining three communities (Gateway, Emerson and Fairwood) consist of 2,250 acres, with 108 acres remaining to be sold, all of which are entitled for commercial development. In addition, Fairwood owns a few undedicated open space parcels and 24 acres of unsubdivided land which cannot be developed as long as the nearby airport is operating.

Summerlin (Las Vegas, Nevada)

Spanning the western rim of the Las Vegas Valley and located approximately nine miles from downtown Las Vegas, our Summerlin Master Planned Community is comprised of planned and developed villages and offers suburban living with accessibility to the Las Vegas Strip. For much of its 26-year history, Summerlin has consistently ranked in the Robert Charles Lesser annual poll of Top-Selling Master Planned Communities in the nation, ranking 6th for 2015. With 23 public and private schools (K-12), four institutions of higher learning, nine golf courses, cultural facilities and health and medical centers, Summerlin is a fully integrated community. The first residents moved into their homes in 1991. As of December 31, 2015, there were approximately 41,800 homes in Summerlin. Summerlin’s population is expected to exceed 200,000 residents upon sell-out.

Summerlin is comprised of hundreds of neighborhoods located in 20 developed villages, out of 30 planned, with more than 150 parks that are all connected by a 150-mile long trail system.  Summerlin is located adjacent to the Red Rock Canyon National Conservation Area, which has become a world-class hiking and rock climbing destination and attracts more than one million visitors annually. Summerlin contains approximately 2.1 million square feet of developed retail space and 3.3 million square feet of developed office space, in addition to the approximately 1.4 million square feet of retail and office space comprising our Downtown Summerlin development. In addition, there are three hotel properties owned by third parties containing approximately 1,400 hotel rooms within the MPC. The Downtown Summerlin area contains approximately 400 acres designated for residential and commercial development. We own approximately 300 acres of this land with the remaining acreage anchored by The Red Rock Casino, Resort & Spa and Life Time Fitness. Our Downtown Summerlin development opened in October 2014 and 90.6% of the retail space was leased as of February 1, 2016. We believe that the opening of this project has significantly increased the desirability and value of our surrounding land due to the addition of retail, office, restaurant and entertainment amenities. Please refer to Downtown Summerlin under “Operating Assets” for a more complete description of this development.

Summerlin is divided into three separate regions known as Summerlin South, Summerlin West and Summerlin North. In Summerlin South, we are entitled to develop 740 acres of commercial property with no square footage restrictions, 493 of such acres, including our 106-acre Downtown Summerlin project, are either developed or committed to commercial development. The remaining 247 acres are under our control for future commercial development. We also have entitlements for an additional 17,000 residential units yet to be developed in Summerlin South. In Summerlin West, we are entitled to develop 5.85 million square feet of commercial space on up to 508 acres of which 100,000 square feet has already been developed into a grocery store anchored shopping center. We are also entitled to develop 30,000 residential units in Summerlin West. Approximately 7,000 units are existing homes or lots already sold to homebuilders, and 23,000 of which remain to be developed. The remaining 40,000 saleable residential lots represent Summerlin’s total entitlements, and utilization of these entitlements will be based on current and forecasted economic conditions. Summerlin North is fully developed and sold out.

Operating Assets

In our Operating Assets segment, we own a variety of asset types including retail, office, multi-family, hospitality and other assets and investments that generate revenue.  Many of these assets have been developed by us since our spin-off in 2010. For certain of the remaining assets, primarily several of our retail properties and the Columbia office properties, we believe that there are opportunities to improve their operating performance through redevelopment or repositioning. These factors include, but are not limited to, the following: (1) existing and forecasted demographics surrounding the property; (2) competition related to existing and/or alternative uses; (3) existing entitlements of the property and our ability to change them; (4) compatibility of the physical site with proposed uses; and (5) environmental considerations, traffic patterns and access to the properties. We believe that, subject to obtaining all necessary consents and approvals, these assets have the potential for future growth by means of an improved tenant mix, additional gross leasable area (“GLA”), or repositioning of the asset for alternative use. Redevelopment plans for these assets may include office, retail or residential space, shopping centers, movie theaters, parking complexes and open space. Any future redevelopment may require that we obtain permits, licenses, consents and/or waivers from various parties. Our Operating Assets portfolio includes approximately 6.9 million square feet of retail and office, 804 wholly-owned multi-family units, 611 combined keys at hospitality properties, and other properties and investments as detailed on the following pages. This section contains a general description of each of the assets contained in our Operating Assets segment. For a detailed discussion of the financial performance of our Operating Assets please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Retail

Our retail portfolio includes approximately 3.5 million square feet and includes the following properties:

Columbia Regional Building (Columbia, Maryland)

The Columbia Regional Building, designed by Frank Gehry, was restored and redeveloped in 2014. The 88,556 square foot building re-opened with Columbia’s first Whole Foods Market. We believe that the redeveloped building continues to serve as a catalyst for future development in downtown Columbia.

Cottonwood Square (Salt Lake City, Utah)

Cottonwood Square is a 77,079 square foot community retail center situated in a high traffic area. This site is across from Cottonwood Mall, one of our Strategic Developments, which provides an opportunity for redevelopment synergies. For more information regarding our development activities, please refer to our Strategic Developments segment.

Downtown Summerlin (Las Vegas, Nevada)

Downtown Summerlin is an open-air retail, office and dining development comprised of approximately 1.6 million square feet that was opened in October 2014.  It consists of a Fashion Center with two department store anchor tenants, a pad for multiple small-shop retail stores, restaurants and an approximately 280,000 square foot marketplace consisting of big box and junior anchor retail space.

Landmark Mall (Alexandria, Virginia)

Anchored by Macy’s and Sears, Landmark Mall is an 879,262 square foot shopping mall located just nine miles southwest of Washington, D.C. The mall is located within one mile of public rail service on D.C.’s metro blue line. In 2013, we received unanimous rezoning approval from the City of Alexandria for Phase I of the redevelopment, which includes converting 11 acres of our 22-acre site, located within the center of the property between Macy’s and Sears, from a traditional enclosed mall to a vibrant outdoor mixed-use environment with street retail shops and restaurants and high density residential housing. Within Phase I we are developing plans for approximately 275,000 square feet of new retail space, including an upscale dine-in movie theater and up to 400 residential units. Prior to the commencement of construction, we must achieve internal pre-leasing targets, obtain building permits from the City of Alexandria, and consents from Macy’s and Sears.

Outlet Collection at Riverwalk (New Orleans, Louisiana)

The Outlet Collection at Riverwalk is a 245,603 square foot urban upscale outlet center located along the Mississippi River in downtown New Orleans adjacent to the New Orleans Memorial Convention Center and the Audubon Aquarium of the Americas. We believe this is the nation’s first upscale outlet center located downtown in a major city. We redeveloped the center and reopened it in May 2014.

Park West (Peoria, Arizona)

Park West is a 249,177 square foot open-air shopping, dining and entertainment destination, which is approximately one mile northwest of the Arizona Cardinals’ football stadium and the Phoenix Coyote’s hockey arena. Park West has an additional 100,000 square feet of available development rights, which are permitted for retail, restaurant and hotel uses. Additionally, we own four parcels of land adjacent to our Park West property consisting of approximately 18 acres.

The Seaport District (New York, New York)

The Seaport District includes the entire South Street Seaport, encompasses the historic waterfront along the East River, and is bounded by the Brooklyn Bridge on the north, Wall Street on the south and Water Street on the west. The South Street Seaport is currently comprised of land and buildings located in an area we call the historic area and Pier 17. A significant portion of the property is subject to ground leases with the City of New York that expire in 2072. The historic area, (which is west of the FDR Drive) includes retail space in five buildings. Pier 17 is located east of FDR Drive and is under construction. Upon completion of the Seaport District First Project, as described below, South Street Seaport will have approximately 362,000 square feet of leasable space, substantially all of which will be retail,  restaurant and entertainment areas. The South Street Seaport is being rebranded to include the larger Seaport District as the company begins to reintroduce The Seaport District to New York City as the city’s Oldest New Neighborhood.

Seaport District First Project

In 2013, the City of New York executed the amended and restated ground lease for South Street Seaport and we provided a completion guarantee to New York City for the renovation and reconstruction of the existing Pier 17 Building (“Renovation Project”). Construction began in 2013 and is expected to conclude in 2017. The Renovation Project features a newly constructed pier and building and is designed to include upscale retail, restaurants and an outdoor entertainment venue in a vibrant open rooftop encompassing approximately 1.5 acres. The new Pier 17 building will be anchored by our partner, Jean-Georges Vongerichten who will open a flagship restaurant on the pier and, as part of the Second Project as described below, a food market in the adjacent to-be-reconstructed Tin Building. Additionally, we are repositioning a significant portion of the 180,000 square feet of retail space in the historic area.  We entered into a 20-year lease with iPic Entertainment for 46,000 square feet in the Fulton Market Building located in the historic area. iPic Theatres will serve as an anchor attraction for residents, workers and tourists, and we expect the historic area to be substantially repositioned by the end of 2016.

Seaport District Second Project

We began the public approval process on December 10, 2014 for our further redevelopment of the Seaport District, including up to approximately 700,000 square feet of additional space. During 2015, we halted the process due to a lack of community support for our initial proposal. Discussions regarding the location of the added development space are ongoing with the various interested parties. Separately, we have proposed a Minor Modification of the 2013 ULURP Approval for Pier 17 and the reconstruction of the Tin Building.  This Pier 17 Minor Modification includes the demolition of the Link Building and head house structure for the Pier 17 building, completion of the previously approved façade treatment along the western elevation of the building, and the installation of a reconfigured access drive.  The Tin Building reconstruction includes cataloguing important historical elements of the Tin Building, deconstructing the Tin Building, demolishing and reconstructing the platform pier and then reconstructing the Tin Building. Finally, the access drive would be extended around the Tin Building to create a one-way access drive for service and vehicular circulation.  We have previously announced that we have entered into a JV Partnership with Jean-Georges Vongerichten to operate a food market in the reconstructed Tin Building. We are still processing the necessary approval to move forward with the Pier 17 Minor Modifications and the Tin Building reconstruction and there can be no assurance that we will ultimately obtain the entitlements needed to move forward with this project.

The Woodlands, Texas

Our operating properties in The Woodlands include approximately 285,000 square feet of office and retail space. In addition, The Woodlands contains multi-family communities inclusive of 804 units and a resort and conference center and a hotel, with a combined 611 keys. The retail properties are described below with the other properties described in the sections following, corresponding to the related property type.

Creekside Village Green

Creekside Village Green is a 74,669 square foot center consisting of retail, restaurant and professional office space which was opened in January 2015. Creekside Village Green is located within Creekside Village Center, a 100-acre mixed-use commercial development that is anchored by an H-E-B grocery store. Creekside Village Center ultimately is planned to include 400,000 square feet of retail and office space, 800 units of multi-family, a  200 unit senior living facility and an 85,000 square foot campus within the Lone Star College System.

Hughes Landing Retail

Hughes Landing Retail is a 126,131 square foot retail component of Hughes Landing and consists of a 41,277 square foot grocery market, a  50,343 square foot restaurant row, and 34,511 square feet of additional retail space.

1701 Lake Robbins

1701 Lake Robbins is a 12,376 square foot retail building that we acquired in 2014.

20 & 25 Waterway Avenue

20 & 25 Waterway Avenue are two retail properties located in the Waterway Square commercial district in The Woodlands Town Center. The properties total 50,062 square feet.

Waterway Garage Retail

Waterway Garage Retail is attached to the Waterway Square Garage located within The Woodlands Town Center. The 21,513 square foot retail portion of the garage was completed in 2011.

Ward Village (Honolulu, Hawaii)

The operating properties of Ward Village are situated along Ala Moana Beach Park and are within one mile of Waikiki and downtown Honolulu. With over 350 tenants, the 1.3 million square foot project includes a 678,000 square foot shopping district containing seven specialty centers, approximately 140 retail shops, several restaurants and an entertainment center which includes a 16-screen movie theater. Ward Village is a vibrant neighborhood that offers unique retail experiences and will contain exceptional residences set among dynamic public open spaces and walkable streets.

Office

Our office portfolio includes approximately 3.3 million square feet and includes the following properties:

Columbia, Maryland

10-70 Columbia Corporate Center

10-60 Columbia Corporate Center is comprised of six adjacent office buildings totaling 716,998 square feet that were acquired as part of our Tax Indemnity Settlement with GGP in 2014. The project is located in Downtown Columbia, Maryland, 14 miles from the Baltimore Beltway and 17 miles from the Washington Beltway. Adjacent to 10-60 Columbia Corporate Center is 70 Columbia Corporate Center, a 170,741 square foot office building which we acquired in August 2012.

Columbia Office Properties

In addition to 10-70 Columbia Corporate Center described above, we own three office buildings and are the master tenant of a fourth office building located in Downtown Columbia, Maryland. The master lease under the fourth office building has a 2020 initial expiration and a 2060 final expiration date, including market renewal options. The buildings, which comprise 220,471 square feet, include: (1) the Columbia Association Building; (2) the Columbia Exhibit Building; (3) the Ridgley Building; and (4) American City Building (master tenant).

The Woodlands, Texas

Hughes Landing

Hughes Landing is a 66-acre mixed-use development situated along Lake Woodlands. The development is envisioned at full build-out to contain up to two million square feet of office space in 11 office buildings, approximately 200,000 square feet of retail and entertainment venues, 1,500 multi-family units and a 205-room hotel. To date, four office buildings have been completed and are further described below.

One Hughes Landing

One Hughes Landing is an eight-story, multi-tenant 197,719 square foot Class A office building located on 2.7 acres, including a 1,200 space parking garage shared with Two Hughes Landing.

Two Hughes Landing

Two Hughes Landing is an eight-story, multi-tenant 197,714 square foot Class A office building located on 3.6 acres, including a 1,200 space parking garage shared with One Hughes Landing.

1725 & 1735 Hughes Landing Boulevard

1725 & 1735 Hughes Landing Boulevard are two adjacent Class A office buildings. The building located at 1725 Hughes Landing Boulevard (West Building) is 13 stories and 331,067 square feet, and the building located at 1735 Hughes Landing Boulevard (East Building) is 12 stories and 318,170 square feet. A 2,617 space parking garage is located on the 4.3-acre site and is exclusive to these buildings.  We substantially completed construction during the fourth quarter 2015. ExxonMobil Corporation occupies the entire East Building under a lease expiring in November 2027, and 159,952 square feet , representing 48.7% of the West Building, under a lease expiring in December 2023.

2201 Lake Woodlands Drive

2201 Lake Woodlands Drive is a two-story, 24,119 square foot, Class C office building located in the East Shore commercial district of The Woodlands.

9303 New Trails

9303 New Trails is a multi-tenant four-story, 97,553 square foot, Class B office building located within the Research Forest district of The Woodlands.

3831 Technology Forest Drive

3831 Technology Forest Drive is a 95,078 square foot, Class A office building located on a 5.7-acre land parcel and completed by us in the fourth quarter 2014.  Kiewit Energy Group occupies 100% of the building under a lease expiring in December 2024.

3 Waterway Square

3 Waterway Square is a nine-story, multi-tenant 232,021 square foot, Class A office building located in The Waterway Square District of The Woodlands Town Center.

4 Waterway Square

4 Waterway Square is a nine-story, multi-tenant 218,551 square foot, Class A office building located adjacent to 3 Waterway Square office building.

1400 Woodloch Forest Drive

1400 Woodloch Forest Drive is a 95,667 square foot, Class B office building located at the entrance to The Woodlands Town Center.

Woodlands Sarofim #1 Limited

We own a 20% interest in three office/industrial buildings located in The Woodlands Research Forest district within The Woodlands. The portfolio contains 129,790 square feet, and the various buildings were constructed between the late 1980s and 2002.

110 N. Wacker (Chicago, Illinois)

The property is a 226,000 square foot office building located at 110 N. Wacker Drive in downtown Chicago. We own a 100% interest in the operating profits and, upon a capital event, are entitled to an 11.0% preferred return on, and a return of our invested capital, after which any excess cash flow is evenly split with our partner. In 2014, we purchased the fee simple interest in the land underlying the office building for $12.3 million.

One Summerlin (Las Vegas, Nevada)

One Summerlin is a nine-story multi-tenant Class A office building located in Downtown Summerlin. The property totals 206,279 square feet and was placed in service in the second quarter 2015.

Multi-family

Our multi-family portfolio is comprised of 804 wholly-owned units and 694 units included in joint venture projects and includes the following properties:

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

85 South Street (New York, New York)

In 2014, we acquired a 21-unit fully leased multi-family apartment building located near our South Street Seaport property. The building also contains approximately 13,000 square feet of ground floor retail space.

The Metropolitan Downtown Columbia (Columbia, Maryland)

In October 2011, we entered into a joint venture with a local multi-family developer, Kettler, Inc., (“Kettler”) to construct a 380-unit Class A apartment building with approximately 14,000 square feet of ground floor retail space in downtown Columbia, Maryland. We contributed a 4.2-acre site valued at $20.3 million and having a $3.0 million book value, in exchange for a 50%

interest in the venture and our partner contributed cash for its interest. The joint venture began construction of The Metropolitan Downtown Columbia in February 2013 and was completed in the first quarter 2015. Our partner is responsible for property management services now that the property has been placed in service.

One Lakes Edge (The Woodlands, Texas)

One Lakes Edge is an eight-story, Class A, property within Hughes Landing, comprised of 390 multi-family units (averaging 984 square feet per unit), 22,289 square feet of retail and an approximate 750 space parking garage, all situated on three acres of land. Additionally, the third floor of the property features a pool, courtyard and other amenities overlooking Lake Woodlands. The property was substantially completed in the second quarter 2015.

Hospitality

Our hospitality portfolio is comprised of 611 keys and includes the following properties:

Hughes Landing Hotel (Embassy Suites)

The Hughes Landing Hotel is a nine-story, 205-key, full-service Embassy Suites by Hilton hotel located in Hughes Landing. The 172,000 square foot hotel has 3,350 square feet of meeting and event space, a business center, a full service bar and restaurant, a rooftop that overlooks Lake Woodlands,  a 24-hour fitness center and a 93,387 square foot parking garage containing 210 parking spaces. We completed construction and opened the hotel in the fourth quarter 2015.

The Woodlands Resort & Conference Center (The Woodlands, Texas)

The Woodlands Resort & Conference Center (“WRCC”) located approximately two miles south of The Woodlands Town Center consists of 406 keys and 90,000 square feet of meeting space, including 30,000 square feet currently leased by ExxonMobil.

A redevelopment and expansion that began in 2013 and was completed in 2014 included renovation of 222 existing guest rooms and construction of a new wing of 184 guest rooms and suites that replaced 218 rooms that were taken out of service and will eventually be demolished.  The redevelopment also included construction of a 1,000 foot lazy river, a new lobby, the revitalization of 60,000 square feet of meeting and event facilities, and a new free-standing restaurant, Robard’s Steakhouse, which is a 130-seat restaurant located at the resort overlooking the 18th hole of the Panther Trail Golf Course and is operated by the hotel management.

Other Operating Assets and Investments

Golf Courses at TPC Summerlin and TPC Las Vegas, (participation interest) located in the Summerlin Master Planned Community (Las Vegas, Nevada)

We own a participation interest in TPC Summerlin and TPC Las Vegas. TPC Summerlin is an 18-hole private championship course designed by golf course architect Bobby Weed with player consultant Fuzzy Zoeller. TPC Las Vegas is an 18-hole public championship course designed by Bobby Weed with player consultant Raymond Floyd. These courses represent the only two golf courses in Nevada that are owned and operated by the Professional Golfers’ Association of America (the “PGA”).

We are entitled to receive residual payments from the PGA with respect to the two golf courses through October 31, 2021, the termination date of the agreement with the PGA. We receive 75% of the net operating profits for both courses and 90% of all profits from membership sales at TPC Summerlin until such time as the original investment in the courses of $23.5 million has been recouped, which is projected to occur no sooner than 2018. Once we have received payments from the PGA totaling $23.5 million, we are entitled to receive 20% of all net operating profits from the two courses through the termination date of the agreement. As of December 31, 2015, the remaining amount due on our investment is approximately $3.8 million and the investment has no book value.

Kewalo Basin Harbor (Honolulu, Hawaii)

Kewalo Basin Harbor is a harbor that leases slips for charter, commercial fishing and recreational vessels. It is located in the heart of Honolulu across Ala Moana Boulevard from Ward Village. In August 2014, we entered into a 35-year lease with a 10-year extension option with the Hawaii Community Development Authority (“HCDA”) to make improvements, manage, and serve as the operator of Kewalo Basin Harbor. We will begin making capital improvements in late 2016 which will be phased in over multiple years.

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

Stewart Title of Montgomery County, TX (The Woodlands, Texas)

We own a 50% interest in Stewart Title, a real estate services company located in The Woodlands, which handles a majority of the residential and commercial land sale closings for The Woodlands.

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

Clark County Las Vegas Stadium (formerly Summerlin Las Vegas Baseball Club) (Las Vegas, NV)

We are a 50% partner in a joint venture, Clark County Las Vegas Stadium, LLC, which owns the Las Vegas 51s, a Triple-A baseball team affiliated with the New York Mets. The team is a member of the Pacific Coast League and has been based in Las Vegas for 30 years. Our strategy is to pursue a relocation of the team to a stadium which we would then build in our Summerlin MPC. Discussions with the various interested parties are ongoing, and there can be no assurance that such a stadium will ultimately be built.

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

Strategic Developments

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

Downtown Columbia Redevelopment District (Howard County, Maryland)

The Downtown Columbia market contains 2.7 million square feet of office space, of which we own 1.1 million square feet, located close to shopping, restaurants and entertainment venues. We believe that there is a significant opportunity to redevelop this area over future years.  Existing entitlements obtained in 2010 totaling approximately 13 million square feet for all of

Downtown Columbia have densities up to 5,500 residential units, 4.3 million square feet of commercial office space, 1.3 million square feet of retail space and 640 hotel rooms. The majority of these entitlements exist on land, surface parking lots and other assets controlled by us. These entitlements have no expiration date under Maryland law.

Pursuant to a 2010 development agreement with GGP, we have a preferred residential and office development covenant that provides us the right of first offer for new development densities of residential and office within the Columbia Mall Ring Road. This covenant expires in 2030. The development agreement contains the key terms, conditions, responsibilities and obligations with respect to future development of this area within the greater Downtown Columbia Redevelopment District.

In 2015, we completed construction of The Metropolitan Downtown Columbia, a Class A multi-family building, which was the first building completed pursuant to the Downtown Columbia entitlements.

Merriweather District

Within the Downtown Columbia Redevelopment District is The Merriweather District, which contains 35 developable acres owned by us (including three acres currently under development) around the Merriweather Post Pavilion, an outdoor amphitheater and concert venue located south of the Columbia Mall. During the first quarter 2015 we received county approval of the final development plan (“FDP”) which allows development density up to 4.9 million square feet, to include office, residential and retail. In the fourth quarter 2015 we received county approval of the first site development plan (“SDP”) to be followed by building permits for the construction of the first office building in the Merriweather District, named One Merriweather. The approval also permits the development of a parking garage and another office building.

One Merriweather – One Merriweather will be an approximate 199,000 square foot, eight-story multi-tenant Class A office building, which includes 12,500 leasable square feet of retail and restaurant space situated on 1.3 acres of land in the Merriweather District. Adjacent to the building on 1.6 acres will be a nine-story parking garage which will contain approximately 1,129 spaces.  We began construction during the fourth quarter 2015 and anticipate completion of the project during the fourth quarter 2016.

Parcel C

In 2013, we entered into a joint venture agreement with Kettler to construct a 437-unit, Class A multi-family building with 29,000 square feet of ground floor retail. We contributed approximately five acres of land valued at $23.4 million and having an estimated book value of $4.0 million in exchange for a 50% interest in the joint venture. Construction began in January 2016.

Lakeland Village Center (Bridgeland, Texas)

Lakeland Village will be an 83,600 square foot traditional neighborhood retail/office center situated on eight acres within our Bridgeland MPC. It will be the community’s first village center. CVS Pharmacy will serve as the anchor tenant and the center will consist of ground-level retail, restaurant and professional office space organized within nine buildings, all totaling approximately 68,900 square feet.  We began construction in the second quarter 2015 and expect to complete the project in the second quarter 2016.

Constellation (formerly known as Summerlin Apartments) (Las Vegas, Nevada)

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment complex to be called Constellation located in Downtown Summerlin’s northeast corner, which we believe is unique to the area. We contributed a 4.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture in February 2015 and our partner contributed cash for their 50% interest. Construction commenced in February 2015 with the first units being available for rent in the second quarter 2016 and project completed by the end of 2016.

The Outlet Collection at Elk Grove (Elk Grove, California)

The Outlet Collection at Elk Grove, formerly known as Elk Grove Promenade, was originally planned as a 1.1 million leasable square foot outdoor shopping center on approximately 100 acres. Located approximately 17 miles southeast of Sacramento,

California, the location affords easy access and visibility from State Highway 99 at Grant Line Road. In October 2014, we received unanimous approval from the Elk Grove City Council for the development of The Outlet Collection at Elk Grove. The Outlet Collection at Elk Grove will be an upscale complex constructed on approximately 60 acres with more than 100 stores as well as numerous dining options, a 14-screen movie theater and public gathering spaces with best in class amenities. The first phase consists of reconfiguring the existing site and buildings to allow for up to 597,000 square feet of dining, shopping and entertainment. Commencement of construction is dependent on meeting internal pre-leasing hurdles for the project. Future phases will be constructed on the remaining 40 acres with a total potential development density that is now to up 1.2 million square feet, inclusive of the 597,000 square feet contemplated in the first phase.

The Woodlands (The Woodlands, Texas)

Alden Bridge Self-Storage Facilities

The Alden Bridge Self-Storage Facilities represent our first developments of this commercial property type and include a combined 1,320 units located on over seven acres.

HHC 242 Self-Storage Facility will be located on 4.0 acres in Alden Bridge, a neighborhood within The Woodlands, and will comprise 670 units within approximately 82,000 square feet. We began construction during the third quarter 2015 and expect completion during the fourth quarter 2016.

HHC 2978 Self-Storage Facility will be located on 3.1 acres in Alden Bridge and will comprise 650 units within approximately 79,000 square feet. We began construction in January 2016 and expect completion during the first quarter 2017.

Three Hughes Landing

Three Hughes Landing will be a 321,000 square foot, 12-story Class A office building with an adjacent parking garage containing approximately 1,062 spaces in Hughes Landing situated on four acres of land. We began construction during the third quarter 2014 and have completed the core and shell of the building. Construction of tenant improvements will be subject to future leasing activity.

Waterway Square Hotel (Westin)

The Waterway Square Hotel will be a 302-room Westin-branded hotel that we will own and manage. The hotel will contain more than 15,000 square feet of meeting space, an outdoor pool, WestinWORKOUT® studio, business center and all the brand’s signature amenities overlooking The Woodlands Waterway in Waterway Square. It will also feature a 150-seat restaurant, a lobby bar and a second level pool deck and bar, with direct access to The Fountains at Waterway Square. We began construction during the second quarter 2014 and expect completion of the project by the first quarter 2016.

Ward Village (Honolulu, Hawaii)

Ward Village is becoming a globally recognized urban master planned community offering unique retail experiences, exceptional residences and workforce housing set among dynamic open spaces and pedestrian friendly streets. Our master plan development agreement with the HCDA allows for up to 9.3 million square feet, including up to 7.6 million square feet of residential (approximately 4,000 condominium units which are initially estimated to average approximately 1,500 square feet per unit), and approximately 1.7 million square feet of retail, office, commercial and other uses.  Full build-out is estimated to occur over 12-15 years but will ultimately depend on market absorption and many other factors that are difficult to estimate. Ward Village has received LEED Neighborhood Development (LEED-ND) Platinum certification, making the master plan the nation’s largest LEED-ND Platinum certified project and the only LEED-ND Platinum project in the state of Hawaii. The LEED rating system is the foremost program for buildings, homes, and communities that are designed, constructed, maintained and operated for improved environmental and human health performance. LEED certification is important to many buyers and users of such facilities because it is a third party certification regarding the facility’s water efficiency, energy saving capability, indoor environmental quality, carbon dioxide emissions and resource preservation.

IBM Building

The renovation of the IBM Building was completed in the first quarter 2014 and serves as a world class information center and sales gallery for the entire Ward Village Master Plan development. The sales center dedicates a section to telling the story of the history of the land, while another section showcases our vision for Ward Village.

Waiea

The first market rate tower, Waiea, meaning “water of life” in Hawaiian, is being developed on Ala Moana Boulevard, and will consist of 174 market rate condominium units for sale, six levels of parking and approximately 8,000 square feet of new retail space. The condominiums will consist of one, two and three-bedroom units, villas and penthouses ranging from approximately 1,100 to 10,000 square feet. Construction commenced in the second quarter 2014 with projected completion by the end of 2016.

Anaha

The second market rate tower, Anaha, meaning “reflection of light,” is located on Auahi Street and will consist of 317 market rate condominium units for sale, six levels of parking and approximately 16,000 square feet of new retail space. The condominiums will consist of studios, one, two and three-bedroom units, townhomes and penthouses ranging from approximately 450 to 6,500 square feet. Construction commenced in the fourth quarter 2014 with projected completion in mid-2017.

Ae‘o (formerly known as Ward Block M)

The third market rate tower, Ae‘o will be a mixed-use residential tower behind the Ward Entertainment Center at the corner of Queen Street and Kamake’e Street. Ae‘o will include approximately 466 market rate units for sale,  a 55,000 square foot grocery market, and approximately 12,000 square feet of additional retail.  In response to market demand, this tower was designed with unit sizes averaging 836 square feet, smaller than the average 1,687 square feet unit sizes for Waiea and Anaha. Construction commenced in February 2016, with projected completion in 2018.

Ke Kilohana (formerly known as Ward Workforce Tower)

The workforce residential tower, Ke Kilohana, is planned for a site on Ward Avenue.  It will consist of 424 residential units, 375 of which will be offered to local Hawaiians who meet certain maximum income and net worth requirements at prices lower than market. It will also include six levels of parking and a  22,000 square feet of new retail space. We plan to commence sales in the first half of 2016 and commence construction in October 2016.

Gateway Towers

We received approval from the HCDA for the development of the Gateway Towers in 2015. The Gateway Towers will be located on Ala Moana Boulevard, and will consist of two residential towers with approximately 236 total units and 18,000 square feet of total retail. Additionally, the development plans include a one-acre park that will serve as the start of a four-acre village green which will open up a pedestrian connection from the heart of Ward Village to the center of Kewalo Basin Harbor that is leased by us.  Construction of the two towers will be subject to obtaining acceptable pre-sales and financing for the project.

Other Development Projects

ONE Ala Moana Tower Condominiums (Honolulu, Hawaii)

In October 2011, we and an entity jointly owned by two local developers, Kobayashi Group and The MacNaughton Group, formed a 50/50 joint venture to develop a luxury condominium tower above an existing parking structure at Ala Moana Center.  Construction of the 23-story, 206-unit tower consisting of one, two and three-bedroom units ranging from 760 to 4,100 square feet commenced in April 2013 and was completed and sold-out by early 2015.

Alameda Plaza (Pocatello, Idaho)

Alameda Plaza is a 6.9-acre site located in Pocatello, Idaho at the intersection of Yellowstone Park Highway and Alameda Road.

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

Cottonwood Mall (Holladay, Utah)

Located 7.5 miles from downtown Salt Lake City, in the city of Holladay, Utah, Cottonwood Mall is a unique infill development opportunity. This redevelopment site is 54 acres and consists of a stand-alone department store. The project is entitled for 575,000 square feet of retail, 195,000 square feet of office and 614 residential units.

Fashion Show Air Rights (Las Vegas, Nevada)

We entered into a binding set of core principles with GGP pursuant to which we will have the right to acquire an 80% ownership interest in the air rights above the Fashion Show Mall located on the Las Vegas Strip for nominal consideration. This right is contingent upon the satisfaction of a number of conditions and does not become effective unless the existing loans of the Fashion Show Mall and The Shoppes at the Palazzo and related guarantees are settled in full by GGP.

Kendall Town Center (Kendall, Florida)

We own 70 acres that are entitled for 621,300 square feet of retail, 60,000 square feet of office space and a 50,000 square foot community center located within Kendall Town Center. Kendall Town Center is a 141-acre mixed-use site located at the intersection of North Kendall Drive and SW 158th, approximately 20 miles southwest of downtown Miami. Also included within Kendall Town Center are a 31-acre parcel owned by Baptist Hospital, which contains a 282,000 square foot hospital and a 62,000 square foot medical office building, a future 120-room hotel with ancillary office and retail space and a senior housing development on a 23-acre site. Land totaling 14 acres has also been deeded to the property owners association and three acres have been deeded to Miami-Dade County. We are developing a mixed-use program and site plan.

Lakemoor (Volo) Land (Lakemoor, Illinois)

This 40-acre vacant land parcel is located on Route 12 which is 50 miles north of Chicago in a growing suburb. The project has no utilities in place and is currently designated as farmland.

Maui Ranch Land (Maui, Hawaii)

This site has nominal value and consists of two, non-adjacent, ten-acre undeveloped land-locked parcels located near the Kula Forest Preserve on the island of Maui, Hawaii. The land currently is zoned for native vegetation. There is no ground right-of-way access to the land and there currently is no infrastructure or utilities in the surrounding area.

Seaport District Assemblage (New York, New York)

The Seaport District Assemblage is comprised of a 48,000 square foot commercial building on a 15,744 square foot lot with certain air rights having total residential and commercial development rights of 621,651 square feet. During the first quarter 2015, we acquired a 58,000 square foot commercial building and air rights having total residential and commercial development rights of 196,133 square feet. The acquisitions, combined with adjacent property acquisitions in 2014, create a 42,694 square foot lot with 817,784 square feet of available development rights. These properties are collectively referred to as the Seaport District Assemblage and are located in close proximity to our South Street Seaport property. Please refer to “Item 1. – Overview, Recent Significant Transactions” for more information on the Assemblage.

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

With respect to our Strategic Developments segment, our direct competitors include other commercial property developers, retail mall development and operating companies, residential condominium developers and other owners of commercial real estate that engage in similar businesses.

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

Substantially all of our properties have been subject to Phase I environmental assessments, which are intended to evaluate the environmental condition of the surveyed and surrounding properties. As of December 31, 2015, the assessments have not revealed any known environmental liability that we believe would have a material adverse effect on our overall business, financial condition or results of operations. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that the conditions have changed since the assessments were prepared (typically at the time the property was purchased or encumbered with debt). Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability on us, or the current environmental condition of our properties will not be adversely affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties (such as the presence on such properties of underground storage tanks) or by third parties unrelated to us.

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

Employees

As of December 31, 2015, we had approximately 1,000 employees.

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

Our economic performance and the value of our properties are subject to developments that affect real estate generally and that are specific to our properties. If our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties:

•	downturns in the economic conditions at the national, regional or local levels, particularly a decline in one or more of our primary markets;
•	competition from other master planned communities, retail properties, office properties or other commercial space;
•	our ability to obtain substantial amounts of operating and development capital;
•	increases in interest rates;

•	the availability of financing, including refinancing or extensions of existing mortgage debt, on acceptable terms, or at all;
•	increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;
•	fluctuating condominium prices and absorption rates;
•	ability to lease new or redeveloped space;
•	ability to re-let space as leases expire on similar or more favorable terms than the terms of the expiring lease;
•	vacancies and changes in rental rates;
•	declines in the financial condition of our tenants and our ability to collect rents from our tenants;
•	declines in consumer confidence and spending that adversely affect our revenue from our retail properties;
•	decrease in traffic to our retail properties due to the convenience of other retailing options such as the internet;
•	natural disasters or terrorist acts which may result in uninsured or underinsured losses;
•	adoption of more restrictive laws and government regulations, including more restrictive zoning, land use or environmental regulations and an increase in real estate taxes; and
•	opposition from local community or political groups with respect to the development, construction or operations at a particular site.

Continued lower oil prices compared to average oil prices over the past several years have had, and may continue to have, a negative effect on the future economic growth of, and demand for our properties in, Texas where we have asset concentrations that are highly dependent on the energy sector.

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

The Houston area has experienced a slowdown in economic growth due to low oil prices, which have decreased by over 70% since mid-2014.  In the event that oil prices remain depressed for a sustained period, or decline further, demand may continue to decrease for housing and commercial space in The Woodlands, Bridgeland and The Woodlands Hills.  If we are unable to sell or lease our residential and commercial property in or near the Houston-area, or if we are unable to recover or replace revenue from a tenant that is no longer a going-concern, it could materially and adversely impact our business, financial condition and results of operations.

We are dependent on certain housing markets.

The housing market and the demand from builders for lots vary depending on location.  The success of our master planned communities business is heavily dependent on local housing markets in Las Vegas, Nevada and Houston, Texas, which in turn are dependent on the health and growth of the economies and availability of credit in these regions.

We may be unable to develop and expand our properties.

Our business objective includes the development and redevelopment of our properties, which we may be unable to do if we do not have or cannot obtain sufficient capital or government incentives, such as tax increment financing, to proceed with planned development, redevelopment or expansion activities. We may be unable to obtain anchor store, mortgage lender and property partner approvals that are required for any such development, redevelopment or expansion. We may abandon redevelopment or expansion activities already under way that we are unable to complete, which may result in charge-offs of costs previously capitalized. In addition, if redevelopment, expansion or reinvestment projects are unsuccessful, the investment in such projects may not be fully recoverable from future operations or sale resulting in impairment charges.

We may not be able to obtain permits required for development of our properties.

In the ordinary course of business, we are required to seek governmental permits for the development of our properties. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings.  Specifically, our land holdings at Bridgeland contain wetlands, some of which may be prohibited from development by law without the proper permits. Our inability to obtain such permits would make it more difficult to develop and sell residential or commercial lots at Bridgeland.

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

Specifically, our redevelopment plans for the Seaport District are subject to a Uniform Land Use Review Procedure (“ULURP”) that requires approval by the New York City Council, the New York City Landmarks Preservation Commission and various other government agencies.  Our inability to obtain the ULURP could negatively affect our future redevelopment plans for the Seaport District. We had previously obtained a ULURP for the redevelopment of Pier 17.

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

We are subject to the business, financial and operating risks common to the hotel business.

We own and manage three hotels - The Woodlands Resort and Conference Center, The Westin The Woodlands and Hughes Landing Embassy Suites.  Decreases in the demand for transient rooms and related lodging services, including a reduction in business or leisure travel and spending, and cancellations, deferrals or renegotiations of group business, such as industry conventions, could materially and adversely impact our business, financial condition and results of operations.

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

•	strength of the residential housing and condominium markets;
•	local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants;
•	perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property;
•	the convenience and quality of competing retail properties and other retailing options such as the internet;
•	our ability to lease space, collect rent and attract new tenants;
•	the decline of the reputation or perceived quality of the brands of our hotels; and
•	tenant rental rates, which may decline for a variety of reasons, including the impact of co-tenancy provisions in lease agreements with certain tenants.

A decline in our results of operations could have a negative impact on the trading price of our common stock.

Our substantial indebtedness could adversely affect our business, prospects, financial condition or results of operations and prevent us from fulfilling our obligations under the notes.

We have a significant amount of indebtedness. On October 2, 2013, we issued $750.0 million aggregate principal amount of our 6.875% Senior Notes due 2021 (the “Senior Notes”) and received net cash proceeds of $739.6 million. As of December 31, 2015, our total consolidated debt was approximately $2.4 billion (excluding an undrawn balance of $32.2 million under our revolving facilities) of which $906.5 million was recourse to the Company. In addition, we have $11.9 million of recourse guarantees associated with undrawn construction financing commitments as of December 31, 2015. As of December 31, 2015, our share of the debt of our Real Estate and Other Affiliates was $64.8 million based upon our economic ownership. All of the debt of our Real Estate and Other Affiliates is non-recourse to us.

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

We are subject to risks associated with hedging arrangements.

We enter into interest rate swap agreements and other interest rate hedging contracts, including caps and cash settled forward starting swaps, to mitigate or reduce our exposure to interest rate volatility or to satisfy lender requirements.  These agreements expose us to additional risks, including a risk that counterparties will not perform. There also could be significant costs and cash requirements involved to fulfill our obligations under a hedging agreement.  In addition, our hedging activities may not have the desired beneficial impact on our results of operations.

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

Certain provisions of the Internal Revenue Code could limit our ability to fully utilize the tax assets if we were to experience a “change of control”. If such an event were to occur, the cash flow benefits we might otherwise have received would be eliminated. We currently have approximately $140.4 million of federal net operating loss carryforwards, $25.0 million of which are subject to the separate return year limitation rules. A change of control could limit our ability to use our net operating losses prior to their expiration.

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

A number of our properties are located in areas which are subject to natural or other disasters, including hurricanes, floods, earthquakes and oil spills. Some of our properties, including Ward Village, South Street Seaport and the Outlet Collection at Riverwalk are located in coastal regions, and could be affected by increases in sea levels, the frequency or severity of hurricanes and tropical storms, or environmental disasters, whether such events are caused by global climate changes or other factors.

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

Pershing Square Capital Management, L.P. (“Pershing Square”) beneficially owns 9.0% of our outstanding common stock (excluding shares issuable upon the exercise of warrants) as of December 31, 2015. Under the terms of our stockholder agreements, Pershing Square has the ability to designate three members of our board of directors.

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

We have also adopted a Section 382 rights agreement. This agreement assists in the preservation of our valuable tax attributes by acting as a deterrent to any person or group acquiring 4.99% or more of our outstanding common stock.  The term of the stockholders rights agreement generally expires on the earlier of March 14, 2018 or the final day of a taxable year of the Company to which the Board of Directors of the Company determines that no tax benefit may be carried forward. All of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

There also may be dilution of our common stock from the exercise of outstanding warrants, which may materially adversely affect the market price and negatively impact a holder’s investment.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our principal executive offices are located in Dallas, Texas where we lease 34,932 square feet under an arrangement that expires in 2021. We also maintain offices at certain of our properties nationwide, including The Woodlands, Texas, Honolulu, Hawaii, Columbia, Maryland, Las Vegas, Nevada and New York, New York. We believe our present facilities are sufficient to support our operations.

The following table summarizes certain metrics of the retail properties within our Operating Assets segment as of December 31, 2015:

				Year Ended December 31, 2015
						Average Sum of
						Rent and
		Existing				Tenant		Year Built /
		Gross		Average Annual		Recoveries		Acquired /
		Leasable		Tenant Sales per		Per Square	Occupancy	Last
Retail Property	Location	Area		Square Foot (a)		Foot (b)	Cost (c)	Renovated
Columbia Regional Building	Columbia, MD	88,556		$—	(d)	33	N/A	2014
Cottonwood Square	Salt Lake City, UT	77,079	(e)	—	(d)	23	N/A	2002
Creekside Village Green	The Woodlands, TX	74,669		—	(f)	47	N/A	2015
Downtown Summerlin	Las Vegas, NV	760,608	(g)	343		44	12.9%	2014
Hughes Landing Retail	The Woodlands, TX	126,131		—	(f)	52	N/A	2015
1701 Lake Robbins	The Woodlands, TX	12,376		—	(d)	51	N/A	2014
Landmark Mall	Alexandria, VA	440,325	(h)	—	(d)	—	N/A	2004
One Lakes Edge Retail	The Woodlands, TX	23,280		—	(f)	54	N/A	2015
Outlet Collection at Riverwalk	New Orleans, LA	245,603	(i)	409		48	11.8%	2014
Park West	Peoria, AZ	249,177		499		29	5.9%	2006
South Street Seaport	New York, NY	75,054	(j)	441		89	20.1%	2004
Ward Village	Honolulu, HI	1,273,645		537		61	12.1%	2002
20/25 Waterway Avenue	The Woodlands, TX	50,062		497		58	11.7%	2007 / 2009
Waterway Garage Retail	The Woodlands, TX	21,513		267		53	19.7%	2011
Total		3,518,078

(a)

Average Annual Tenant Sales per Square Foot is calculated by the sum of all comparable sales for the year ended December 31, 2015 for tenants that are contractually obligated to report sales data, divided by the comparable square feet for the same period. When calculating comparable sales and comparable square feet, we include all tenants that have operated for the entire year and occupy less than 30,000 square feet. For the year ended December 31, 2015, tenant recoveries represented approximately 26.8% of total revenue for the above mentioned retail properties only. The impact of concessions, such as free rent and new tenant inducements, are not significant to our business.

(b)

Average Sum of Rent and Recoverable Common Area Costs per Square Foot is calculated as the sum of total rent and tenant recoveries for the year ended December 31, 2015 for the tenant base used to calculate (a), divided by the total square feet occupied by the above mentioned tenant base.

(c)	Occupancy Cost is calculated by dividing (b) Average Sum of Rent and Recoverable Common Area Costs per Square Foot by (a) Average Annual Tenant Sales per Square Foot.
(d)	Tenants are not contractually obligated to report sales data.
(e)	41,612 square feet of the Existing Gross Leasable Area is part of a ground lease where we are the ground lessee. The ground lease payments are paid by the current tenant directly to the ground lessor.
(f)	Twelve months of sales are not available for tenants at Creekside Village Green, Hughes Landing Retail, and One Lakes Edge Retail due to buildings opening in 2015.
(g)	Excludes 387,000 square feet of anchors, 165,567 square feet of pad sites, and 235,179 square feet of office.
(h)	Excludes 438,937 square feet that is owned and occupied by Sears and Macy's. We are preparing to redevelop this property.
(i)	All of the project is on a ground lease where we are the ground lessee. With the opening of Nordstrom Rack in 2016, the property will be expanded to 260,059 square feet.
(j)	Reflects square feet in service as of December 31, 2015. Upon completion of the redevelopment, South Street Seaport will be approximately 362,000 square feet.

The following table summarizes certain metrics of our office assets within our Operating Assets Segment as of December 31, 2015:

Office Asset	Location	Existing Gross Leasable Area	Average Effective Annual Rent per Square Foot (a)		Year Built / Acquired
10-70 Columbia Corporate Center	Columbia, MD	870,739	$25.4		2012 / 2014
Columbia Office Properties	Columbia, MD	220,471	22.7		1969 / 1972
One Hughes Landing	The Woodlands, TX	197,719	41.0		2013
Two Hughes Landing	The Woodlands, TX	197,714	31.5		2014
1725 Hughes Landing Boulevard	The Woodlands, TX	331,067	—	(b)	2015
1735 Hughes Landing Boulevard	The Woodlands, TX	318,170	—	(b)	2015
2201 Lake Woodlands Drive	The Woodlands, TX	24,119	—	(c)	1994
9303 New Trails	The Woodlands, TX	97,553	32.5		2008
One Summerlin	Las Vegas, NV	206,279	—	(d)	2015
110 N. Wacker	Chicago, IL	226,000	27.1		1957
3831 Technology Forest Drive	The Woodlands, TX	95,078	29.2		2014
3 Waterway Square	The Woodlands, TX	232,021	40.5		2013
4 Waterway Square	The Woodlands, TX	218,551	39.3		2010
1400 Woodloch Forest	The Woodlands, TX	95,667	27.9		1981
Total		3,331,148

(a)

Average Effective Annual Rent per Square Foot is equal to the sum of base minimum rent and tenant reimbursements divided by the average occupied square feet. For the year ended December 31, 2015, tenant reimbursements represented approximately 26.8% of total revenue.

(b)	The 1725-35 Hughes Landing Boulevard buildings were opened in the fourth quarter 2015; therefore, Average Effective Annual Rent per Square Foot data is not meaningful.
(c)	2201 Lake Woodlands Drive serves as temporary space for tenants relocating to permanent space; therefore, the Average Effective Annual Rent per Square Foot data is not meaningful.
(d)	One Summerlin opened in the second quarter of 2015; therefore, Average Effective Annual Rent per Square Foot data is not meaningful.

The following table summarizes certain metrics of our multi-family, hospitality, and other Operating Assets (exclusive of owned retail and office properties) as of December 31, 2015:

Multi-family	Economic Ownership %	Asset Type	Units / Retail Square Feet	% Leased	Year Built / Acquired
Millennium Waterway Apartments	100%	Multi-family	393 units	84.5%	2010
Millennium Woodlands Phase II, LLC	81%	Multi-family	314 units	85.0%	2014
One Lakes Edge	100%	Multi-family	390 units/22,289 retail	55.6%	2015
85 South Street	100%	Multi-family	21 units/13,000 retail	100.0%	2014
The Metropolitan Downtown Columbia	50%	Multi-family	380 units/14,000 retail	87.4%	2015

Hospitality	Economic Ownership %	Asset Type	Keys / Retail Square Feet	% Leased	Year Built / Acquired
Hughes Landing Hotel (Embassy Suites)	100%	Hotel	205 keys	N/A	2015
The Woodlands Resort & Conference Center	100%	Hotel	406 keys	N/A	2014	(a)

Other	Economic Ownership %	Asset Type	Square Feet / Acres	% Leased	Year Built / Acquired
Golf Courses at TPC Summerlin and TPC Las Vegas	Participation	Golf	—	N/A	—
Kewalo Basin Harbor	Lease	Marina	55 acres	N/A	—
Merriweather Post Pavilion	100%	Amphitheatre	—	N/A	1967
Stewart Title of Montgomery County, TX	50%	Title Company	—	N/A	—
Summerlin Hospital Medical Center	5%	Hospital	—	N/A	1997
Clark County Las Vegas Stadium	50%	Minor League Team	—	N/A	—
The Woodlands Parking Garages	100%	Garage	2,988	N/A	2008/2009	(b)
Woodlands Sarofim #1	20%	Industrial	129,790	93.9%	late 1980s

(a)	The Woodlands Resort & Conference Center was built in 1974, expanded in 2002, and renovated in 2014.
(b)	The Woodlands Parking Garages consist of two garages: Woodloch Forest Garage, built in 2008, and Waterway Square Garage, built in 2009.

The following table summarizes our retail and office lease expirations:

Year		Number of Expiring Leases	Total Square Feet Expiring	Total Annualized Base Rent Expiring (Thousands)	% of Total Annual Gross Rent Expiring
2016	(a)	266	904,223	$15,826	9.4%
2017		128	422,942	13,090	7.7%
2018		87	340,761	10,796	6.4%
2019		86	584,166	15,933	9.4%
2020		119	504,187	16,312	9.6%
2021		25	254,246	6,374	3.8%
2022		30	337,712	9,611	5.7%
2023		48	466,112	13,625	8.1%
2024		46	456,876	12,989	7.7%
2025		152	830,678	32,209	19.0%
2026+		52	1,027,092	22,426	13.3%
		1,039	6,128,995	$169,191	100%

(a)	Includes 146 specialty leases totaling 509,037 square feet which expire in less than 365 days.

The following table sets forth the occupancy rates, for each of the last five years for our wholly-owned retail and office properties:

	At December 31, 2015		Annual Weighted Average Occupancy Rates (b)
	% Leased (a)	Occupancy	2015	2014		2013		2012	2011
Retail:
Columbia Regional Building (c)	77.4%	77.4%	77.4%	53.4%		—		—	—
Cottonwood Square	95.7%	95.7%	95.7%	94.4%		86.5%		74.1%	73.8%
Creekside Village Green (d)	80.7%	81.0%	77.5%	—		—		—	—
Downtown Summerlin (c) (e)	89.2%	77.2%	68.9%	56.7%		—		—	—
Hughes Landing Retail (d)	90.8%	81.0%	68.3%	—		—		—	—
1701 Lake Robbins (c)	100.0%	100.0%	100.0%	100.0%		—		—	—
Landmark Mall (f)	34.9%	33.6%	34.6%	61.7%		79.2%		75.0%	73.7%
Outlet Collection at Riverwalk (c)	100.0%	91.2%	91.3%	90.1%		56.2%		92.2%	89.9%
Park West	76.8%	65.6%	67.9%	74.4%		72.1%		65.1%	64.6%
South Street Seaport	92.1%	86.0%	86.3%	54.6%	(g)	46.5%	(g)	92.1%	89.7%
Ward Village	87.2%	87.2%	88.1%	90.4%		90.8%		89.5%	90.1%
20/25 Waterway Avenue	100.0%	100.0%	100.0%	99.4%		94.2%		95.6%	91.7%
Waterway Garage Retail	85.4%	85.4%	96.8%	91.6%		68.4%		24.8%	19.3%	(h)

Office:
10-60 Columbia Corporate Center (c) (i)	90.6%	87.9%	89.2%	93.0%		—		—	—
70 Columbia Corporate Center (j)	97.9%	97.9%	97.9%	96.8%		96.8%		—	—
Columbia Office Properties (i)	41.0%	41.0%	44.3%	44.4%		63.2%		76.6%	89.3%
One Hughes Landing (k)	100.0%	100.0%	100.0%	87.3%		36.1%		—	—
Two Hughes Landing (c)	94.2%	94.2%	71.8%	13.2%		—		—	—
1725 Hughes Landing Boulevard (l)	48.6%	48.3%	48.3%	—		—		—	—
1735 Hughes Landing Boulevard (l)	100.0%	100.0%	100.0%	—		—		—	—
2201 Lake Woodlands Drive (m)	—	—	3.8%	50.0%		66.7%		83.4%	100.0%
9303 New Trails	93.7%	93.7%	93.7%	94.6%		94.3%		99.0%	78.8%
110 N. Wacker	100.0%	100.0%	100.0%	100.0%		100.0%		100.0%	100.0%
One Summerlin	69.3%	44.2%	22.3%	—		—		—	—
3831 Technology Forest Drive (c)	100.0%	100.0%	100.0%	100.0%		—		—	—
3 Waterway Square (n)	100.0%	100.0%	100.0%	98.2%		84.9%		—	—
4 Waterway Square	100.0%	100.0%	100.0%	100.0%		100.0%		99.3%	59.8%
1400 Woodloch Forest	100.0%	100.0%	96.5%	83.0%		85.7%		100.0%	78.3%

(a)	Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future.
(b)

The differences between leased and occupied are primarily attributable to new tenants having pre-leased space but not yet moved in. Annual Weighted Average Occupancy Rates represent the weighted average square feet occupied during the year divided by total gross leasable area (“GLA”).

(c)	Asset was placed in service or acquired in 2014.
(d)	Creekside Village Green and Hughes Landing Retail were opened in the first and second quarter 2015, respectively.
(e)	Excludes 387,000 square feet of anchors, 165,567 square feet of pad sites, and 235,179 square feet of office.
(f)	Occupancy rates exclude 438,937 square feet that is owned and occupied by Sears and Macy's. Occupancy is declining as we prepare to redevelop this property.
(g)	Occupancy rates in 2015, 2014 and 2013 reflect the impact of Superstorm Sandy. Additionally, occupancy rates in 2014 and 2013 reflect the impact of redevelopment efforts.
(h)	Waterway Garage Retail opened in the third quarter 2011.
(i)

These properties are older office properties that we believe we will eventually redevelop. Annual Weighted Average Occupancy Rates are computed based on the weighted average square feet of each office building.

(j)	70 Columbia Corporate Center was acquired during the third quarter of 2012.
(k)	One Hughes Landing was placed in service during the third quarter 2014.
(l)	1725 Hughes Landing Boulevard and 1735 Hughes Landing Boulevard were placed in service in the fourth quarter 2015.
(m)	Building is used as a temporary space for tenants relocating to new developments.
(n)	3 Waterway Square was placed in service during the second quarter 2013.

The following table summarizes our Strategic Development projects as of December 31, 2015:

					Acquisition Year
	Location	Size / GLA		Size (Acres)
Strategic Developments Under Construction:
Anaha	Honolulu, HI	317 units / 16,000 retail		2	—
HHC 242 Alden Bridge Self-Storage	The Woodlands, TX	670 units		4	—
Lakeland Village Center	Bridgeland, TX	83,600		8	—
One Merriweather	Columbia, MD	199,000		3	—
Constellation	Las Vegas, NV	124 units		5	—
Three Hughes Landing	The Woodlands, TX	321,000		4	—
Waiea	Honolulu, HI	174 units / 8,000 retail		2	—
Waterway Square Hotel (Westin)	The Woodlands, TX	302 keys		1	—

Other Strategic Developments:
Ae‘o	Honolulu, HI	466 units / 67,000 retail		3	—
Alameda Plaza	Pocatello, ID	—	(a)	7	2002
AllenTowne	Allen, TX	—		238	2006
Bridges at Mint Hill	Charlotte, NC	—		210	2007
Century Plaza Mall	Birmingham, AL	740,000	(b)	59	1997
Circle T Ranch and Power Center	Dallas / Ft. Worth, TX	—		279	2005
Commercial Land (c)	The Woodlands, TX	—		4	—
Cottonwood Mall	Holladay, UT	196,975		54	2002
Gateway Towers	Honolulu, HI	236 units / 18,000 retail		4	—
HHC 2978 Alden Bridge Self-Storage	The Woodlands, TX	650 units		3	—
80% Interest in Fashion Show Air Rights	Las Vegas, NV	—		—	2004
Ke Kilohana	Honolulu, HI	424 units / 22,000 retail		1	—
Kendall Town Center	Kendall, FL	—		70	2004
Lakemoor (Volo) Land	Lakemoor, IL	—		40	1995
Maui Ranch Land	Maui, HI	—		20	2002
Merriweather District Land (d)	Columbia, MD	—		32	—
Parcel C	Columbia, MD	437 units / 29,000 retail		5	2004
Seaport District Assemblage	New York, NY	817,784		—	—
The Outlet Collection at Elk Grove	Elk Grove, CA	—		100	2003
West Windsor	West Windsor, NJ	—		658	2004
Total				1,816

(a)	Two remaining buildings were demolished in 2015.
(b)	Century Plaza Mall square feet represents GLA for entire mall, which is vacant.
(c)	Represents MPC land transferred to the Strategic Developments segment for future development at The Woodlands.
(d)	Represents remaining land to be developed in the Merriweather District in Columbia, MD, in addition to the three acres currently under development at One Merriweather.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “HHC”. The following table shows the high and low sales prices of the our common stock on the NYSE, as reported in the consolidated transaction reporting system for each quarter of fiscal 2015 and 2014.

	Common Stock
	Price Range
	High	Low
Year Ended December 31, 2015
Fourth Quarter	$128.97	$108.49
Third Quarter	$144.88	$112.52
Second Quarter	$159.12	$142.06
First Quarter	$155.26	$115.11
Year Ended December 31, 2014
Fourth Quarter	$151.86	$119.30
Third Quarter	$160.62	$143.77
Second Quarter	$158.11	$136.73
First Quarter	$147.72	$116.22

No dividends have been declared or paid in 2015 or 2014. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, restrictions under debt agreements, financial condition and future prospects and other factors the board of directors may deem relevant.

Number of Holders of Record

As of February 15, 2016, there were 2,189 stockholders of record of the Company’s common stock.

Performance Graph

The following performance graph compares the yearly dollar change in the cumulative total shareholder return on our common stock with the cumulative total returns of the NYSE Composite Index and the group of companies in the Morningstar Real Estate – General Index. The graph was prepared based on the following assumption:

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

Our selected historical data for 2015, 2014, 2013 and 2012, which is presented in accordance with GAAP is not comparable to 2011 due to the acquisition of our partner’s 47.5% economic interest in The Woodlands on July 1, 2011. As of the acquisition date, we consolidated The Woodlands’ financial results. Prior to the acquisition, we accounted for our investment in The Woodlands using the equity method.

The selected historical financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, 2013 has been derived from our audited Consolidated Financial Statements, which are included in this Annual Report as referenced in the index on page F-1.

The selected historical financial data as of December 31, 2013, 2012, and 2011, and for the years ended December 31, 2012 and 2011 has been derived from our audited Consolidated Financial Statements which are not included in this Annual Report.

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

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013	2012	2011
Operating Data:
Revenues	$797,088	$634,565	$469,418	$376,886	$275,689
Depreciation and amortization	(98,997)	(55,958)	(33,845)	(24,429)	(16,782)
Other operating expenses	(579,327)	(411,885)	(324,359)	(279,992)	(231,442)
Interest income/(expense), net	(59,158)	(16,093)	(6,574)	8,473	9,876
Warrant liability gain (loss)	58,320	(60,520)	(181,987)	(185,017)	101,584
Gain on sale of The Club at Carlton Woods	29,073	-	-	-	-
Increase (reduction) in tax indemnity receivable	-	90	(1,206)	(20,260)	-
Loss on settlement of tax indemnity receivable	-	(74,095)	-	-	-
Equity in earnings from Real Estate and Other Affiliates	3,721	23,336	14,428	3,683	8,578
Provision for income taxes	(24,001)	(62,960)	(9,570)	(6,887)	18,325
Investment in real estate affiliate basis adjustment	-	-	-	-	(6,053)
Loss on early extinguishment of debt	-	-	-	-	(11,305)
Net income (loss)	126,719	(23,520)	(73,695)	(127,543)	148,470
Net income attributable to noncontrolling interests	-	(11)	(95)	(745)	(1,290)
Net income (loss) attributable to common stockholders	$126,719	$(23,531)	$(73,790)	$(128,288)	$147,180

Basic earnings (loss) per share:	$3.21	$(0.60)	$(1.87)	$(3.36)	$3.88

Diluted earnings (loss) per share:	$1.60	$(0.60)	$(1.87)	$(3.36)	$1.17

	Year Ended December 31,
(In thousands)	2015	2014	2013	2012	2011
Cash Flow Data:
Operating activities	$23,930	$(58,315)	$129,332	$153,064	$86,508
Investing activities	(575,568)	(746,456)	(294,325)	(81,349)	(39,680)
Financing activities	436,488	470,274	830,744	(70,084)	(103,944)

	As of December 31,
(In thousands)	2015	2014	2013	2012	2011
Balance Sheet Data:
Investments in real estate - cost (a)	$4,832,443	$4,170,242	$3,085,854	$2,778,775	$2,648,520
Total assets	5,721,582	5,105,268	4,559,013	3,499,114	3,396,113
Total debt	2,443,962	1,978,807	1,505,768	684,384	602,997
Total equity	2,363,889	2,227,506	2,245,146	2,310,997	2,329,599

(a)	Amount represents Investment in real estate and other affiliates excluding accumulated depreciation.
(b)

Effective December 31, 2015, we adopted a new accounting standard regarding presentation of debt issuance costs, net, which resulted in a reclassification of $14.7 million, $8.9 million, $3.9 million and $3.5 million from Total Assets to Total Debt at December 31, 2014, 2013, 2012 and 2011, respectively.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes filed as a part of this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties, assumptions and other factors, including those described in Part I, “Item 1A. Risk Factors” and elsewhere in this Annual Report. These factors could cause our actual results in 2016 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Overview

Our mission is to be the preeminent developer and operator of master planned communities and mixed-use and other real estate properties. We create timeless places and extraordinary experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We specialize in the development of master planned communities, the redevelopment or repositioning of real estate assets currently generating revenues, also called operating assets, and other strategic real estate opportunities in the form of residential condominium development, entitled and unentitled land and other development rights. Our assets are located across the United States.

We operate our business in three segments: Master Planned Communities (“MPCs”), Operating Assets and Strategic Developments. Unlike real estate companies that are limited in their activities because they have elected to be taxed as real estate investment trusts, we, have no corporate restrictions on our operating activities or types of services that we can offer. We believe our structure currently provides the greatest flexibility for maximizing the value of our real estate portfolio.

We believe several of our operating and strategic development assets require repositioning or redevelopment to maximize their value. Certain key assets are currently being developed or redeveloped, and we are continuing to develop plans for other strategic development assets, some of which had no formal plans previously established.

The development or redevelopment process for each specific asset is complex and takes several months to several years prior to the commencement of actual construction. We must study each local market, determine the highest and best use of the land and improvements, obtain entitlements and permits, complete architectural design, construction drawings and plans, secure tenant commitments and commit sources of capital. During this period, these activities generally have very little impact on our operations relative to the activity and effort involved in the development process. For our development and redevelopment projects discussed herein, the total estimated costs of a project exclude land value, unless otherwise noted.

Please refer to “Item 1 – Business” for a general description of each of the assets contained in our three business segments.

The following highlights significant milestones achieved by The Howard Hughes Corporation during 2015.  Each of these items is more fully described hereinafter:

•	Increased condominium rights and unit sales revenue by $221.7 million, or 265.2%, to $305.3 million, compared to $83.6 million in 2014.
•	Increased net operating income from income-producing Operating Assets by $43.5 million, or 58.7%, to $117.6 million in 2015 compared to $74.1 million in 2014.
•

Sold The Club at Carlton Woods, a 36-hole golf and country club in The Woodlands, for net cash proceeds of $25.1 million and a gain on sale of $29.1 million.  The Club had operating losses of $(0.9) million and $(4.4) million for the years ended December  31, 2015 and 2014, respectively.

•	Closed on a joint venture with Discovery Land Company in Summerlin to develop The Summit, a 555-acre luxury golf course community, with first lot closings expected in first quarter 2016.

•

Announced a partnership with renowned chef and restaurateur Jean-Georges Vongerichten to bring two new, unique culinary experiences to the Seaport District. The projects will consist of a 40,000 square-foot, seafood-themed food market inside the Tin Building and a 10,000 square-foot restaurant in the rebuilt Pier 17. We also pre-leased 7,100 square feet in the historic district to McNally Jackson, a popular New York City-based independent bookstore.

•

Began pre-sales for Ae‘o, a 466-unit condominium tower designed by Bohlin Cywinski Jackson to be located above a future Whole Foods Market flagship store, and the first of two Gateway Towers designed by Richard Meier & Partners, which consists of 125 luxury units. Both residential condominium towers are located at Ward Village.

The following development projects were completed in 2015 (all lease and occupancy percentage are as of February 1, 2016):

•	Hughes Landing Retail, a 126,131 square foot retail component of the Hughes Landing mixed-use development anchored by a Whole Foods, which is 90.7% leased.
•	Creekside Village Green, a 74,669 square foot mixed-use project located in The Woodlands, which is 80.7% leased.
•	The Metropolitan Downtown Columbia, a 380-unit apartment building in Columbia, Maryland which is 88.4% leased.
•	One Lakes Edge, an eight-story, Class A, multi-family project in Hughes Landing, which is 58.5% leased.
•	1725 & 1735 Hughes Landing Boulevard, two office buildings totaling 649,237 square feet in The Woodlands which are 73.7% leased to ExxonMobil Corporation.
•	Hughes Landing Hotel, a 205-key Embassy Suites by Hilton branded hotel located in Hughes Landing.
•	One Summerlin, a nine-story Class A office building located in Downtown Summerlin, which is 69.3% leased.

Development continued on the following projects in 2015:

•	Waterway Square Hotel, a 302-key Westin Hotel located in The Woodlands Town Center that we expect to complete in the first quarter 2016.
•

Waiea, a 174 unit condominium tower, that we expect to complete by the end of 2016. As of February 1, 2016, 90.8% of the units were under contract. These contracted sales represent 85.8% of the total residential square feet available for sale.

•

Anaha, a 317 unit condominium tower, that we expect to complete in 2017. As of February 1, 2016, 87.7% of the units were under contract. These contracted sales represent 80.0% of the total residential square feet available for sale.

•	Three Hughes Landing, a 321,000 square foot, Class A office building located in The Woodlands, available for lease.

Construction began on the following projects in 2015:

•

One Merriweather, a 199,000 square feet, 8-story Class A office building, with 12,500 square feet of retail and restaurant space and an adjacent garage situated on 2.9 acres of land in the Merriweather District, a development in Downtown Columbia Maryland, that we expect to complete in December 2016.

•

Constellation (formerly known as Summerlin Apartments),  a 124-unit gated luxury apartment joint venture development in Summerlin. We expect to have the initial units available for lease by the first quarter 2016.

•	Lakeland Village Center, an 83,600 square foot CVS anchored neighborhood retail/office center, that we expect to complete by the second quarter 2016.
•	One Alden Bridge Self-Storage Facility, with 670 self-storage units, located in The Woodlands, that we expect to complete by the fourth quarter 2016.

We acquired the following during 2015:

•

The final components relating to the Seaport District Assemblage for $91.4 million, inclusive of a 58,000 square foot commercial building and air rights with total residential and commercial development rights of 196,133 square feet.  These acquisitions, combined with adjacent property acquisitions in 2014, create a 42,694 square foot lot with 817,784 square feet of available development rights located in close proximity to our South Street Seaport property.

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

Operating Assets Net Operating Income

We believe that net operating income (“NOI”) is a useful supplemental measure of the performance of our Operating Assets because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs. We define NOI as revenues (rental income, tenant recoveries and other revenue) less expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight line rents and amortization of tenant incentives, net interest expense, ground rent amortization, demolition costs, amortization, depreciation, development-related marketing costs and equity in earnings from Real Estate Affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that factors, which vary by property, such as lease structure, lease rates and tenant base have on our operating results, gross margins and investment returns.

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

The following table reflects our results of operations for the years ended December 31, 2015, 2014 and 2013, respectively:

	Year Ended December 31,			2015-2014	2014-2013
(In thousands, except per share amounts)	2015	2014	2013	Change	Change
Revenues
MPC segment revenues	$229,865	$363,295	$274,770	$(133,430)	$88,525
Operating Assets segment revenues	259,306	186,290	160,586	73,016	25,704
Strategic Developments segment revenues	307,917	84,980	34,062	222,937	50,918
Total revenues	$797,088	$634,565	$469,418	$162,523	$165,147

MPC segment REP EBT	$114,366	$221,181	$130,978	$(106,815)	$90,203
Operating Assets segment REP EBT	(9,902)	(13,801)	(2,551)	3,899	(11,250)
Strategic Developments segment REP EBT	97,836	48,458	26,010	49,378	22,448
Total segment REP EBT (a)	202,300	255,838	154,437	(53,538)	101,401
General and administrative	(81,345)	(73,569)	(48,466)	(7,776)	(25,103)
Corporate interest expense, net	(52,995)	(30,819)	(10,575)	(22,176)	(20,244)
Warrant liability gain (loss)	58,320	(60,520)	(181,987)	118,840	121,467
Gain on sale of The Club at Carlton Woods	29,073	-	-	29,073	-
Increase (reduction) in tax indemnity receivable	-	90	(1,206)	(90)	1,296
Loss on settlement of tax indemnity receivable	-	(74,095)	-	74,095	(74,095)
Corporate other income, net	1,409	27,098	25,869	(25,689)	1,229
Corporate depreciation and amortization	(6,042)	(4,583)	(2,197)	(1,459)	(2,386)
Provision for income taxes	(24,001)	(62,960)	(9,570)	38,959	(53,390)
Net income (loss)	126,719	(23,520)	(73,695)	150,239	50,175
Net income attributable to noncontrolling interests	-	(11)	(95)	11	84
Net income (loss) attributable to common stockholders	$126,719	$(23,531)	$(73,790)	$150,250	$50,259

Diluted income (loss) per share	$1.60	$(0.60)	$(1.87)	$2.20	$1.27

(a)	Total segment REP EBT includes depreciation and amortization expense. The following table shows the amounts included in segment REP EBT related to non-cash depreciation and amortization:

	Year Ended December 31,			2015-2014	2014-2013
	2015	2014	2013	Change	Change
Total segment depreciation and amortization	$92,955	$51,375	$31,648	$41,580	$19,727

Non-cash total segment depreciation and amortization primarily relating to Operating Assets placed into service is significantly offsetting the net operating income generated from these properties because they typically will stabilize over the 12 – 24 month period after they are placed into service, but the full amount of their annual depreciation and amortization begins when they are placed into service.

Total revenues for the year ended December 31, 2015 increased compared to the year ended December 31, 2014 primarily due to higher revenues in our Operating Assets and Strategic Developments segments. Strategic Developments segment revenue increased due to recognition of revenue related to sales at our Waiea and Anaha condominium projects. Operating Assets segment revenue increased primarily due to the ongoing stabilization of Downtown Summerlin, Outlet Collection at Riverwalk, 10-60 Columbia Corporate Center, Two Hughes Landing, along with several other retail and office properties which opened in early 2015 and 2014. The MPC segment revenue decreases are due to a decline in both commercial and residential land sales in MPCs in 2015 as compared to 2014.

Total revenues for the year ended December 31, 2014 increased compared to the same period in 2013 due to higher revenues in our MPC, Operating Assets and Strategic Developments segments. MPC segment revenue increased due to higher commercial land sales in The Woodlands and higher residential land sales in Bridgeland and Summerlin. Operating Assets segment revenue increased primarily due to the re-opening of the Outlet Collection at Riverwalk, the opening of Downtown Summerlin, increased leasing at Park West and Waterway Garage Retail, and 3 Waterway Square and One Hughes Landing having a full year of operations in 2014. Strategic Developments segment revenue increased primarily due to recognition of revenue related to beginning construction on Waiea.

General and administrative expenses for the year ended December 31, 2015 increased compared to the same period in 2014. The increase is primarily due to $7.0 million of compensation costs related to average increased headcount in the period versus 2014 average headcount, $1.4 million of increased information technology costs due to system implementations and upgrades, $0.7 million of higher marketing and advertising costs and $0.5 million of higher travel costs. These increases are partially offset by a  $2.0 million decrease in amortization of non-cash stock based compensation because we are capitalizing a greater portion of this cost into our developments  based on overall development activity.

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

The decrease in the provision for income taxes for the year ended December 31, 2015 compared to 2014 is attributable to a decrease of $48.0 million in operating income as compared to 2014,  interest expense on the uncertain tax position, and other permanent items. The increase in provision for income taxes for the year ended December 31, 2014 compared to 2013 is attributable to an increase of $55.5 million in operating income as compared to 2013, interest expense on the uncertain tax position, and other permanent items. Operating income on our Consolidated Statement of Operations was $118.8 million, $166.7 million and $111.2 million for the years ending December 31, 2015, 2014 and 2013, respectively.

We have significant permanent differences, primarily from warrant liability gains and losses, interest income on the tax indemnity receivable, and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rate based upon actual operating results was 15.9% for the year ended December 31, 2015 compared to 159.7% for the year ended December 31, 2014. The changes in the tax rate were primarily attributable to the changes in the warrant liability, valuation allowance related to our deferred tax asset, unrecognized tax benefits and loss on settlement of tax indemnity receivable as well as other items which are permanent differences for tax purposes. If changes in the warrant liability, valuation allowance, unrecognized tax benefits, tax on Victoria Ward, loss on settlement of tax indemnity receivable and other material discrete adjustments to deferred tax liabilities were excluded from the effective tax rate computation, the effective tax rates would have been 31.2% and 36.3% for the years ended December 31, 2015 and 2014, respectively.

The improvement in Net income (loss) attributable to common stockholders for the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to a warrant liability gain, improved earnings in our Operating Assets segment, and significant growth in earnings from condominium rights and unit sales in our Strategic Developments segment, the absence in 2015 of any loss on settlement of the tax indemnity receivable as compared to 2014, and decreased provision for income taxes. These improvements were partially offset by lower earnings in our MPC segment, higher general and administrative expenses, and higher interest expense resulting from less capitalized interest and growth in our Mortgages, notes and loans payable.

The improvement in Net income (loss) attributable to common stockholders for the year ended December 31, 2014 compared to 2013 is primarily due to a lower warrant liability loss and higher earnings in our MPC and Strategic Developments segments. These improvements were partially offset by lower earnings in our Operating Assets segment, the loss on the settlement of the tax indemnity receivable, higher provision for income taxes, higher general and administrative expenses, and higher interest expense resulting from the issuance of $750.0 million of our 6.875% Senior Notes on October 2, 2013. The higher interest expense was partially offset by an increase in interest income related to our tax indemnity receivable due to the outcome of the Tax Court decision discussed in Note 9 – Income Taxes. The loss on settlement of tax indemnity receivable for the year ended December 31, 2014 is due to us entering into a settlement of the tax indemnity agreement on December 12, 2014. In consideration for the full release of the liability under the agreement, GGP paid us $138.0 million and conveyed six office buildings in Columbia, MD.

Please refer to the individual segment operations sections that follow for explanations of the segment variances.

Master Planned Communities

Master Planned Communities Revenues and Expenses(*)

For the years ended December 31,

(In thousands, except %)

	Bridgeland			Maryland Communities					Summerlin			The Woodlands			The Woodlands Hills			Total MPC
(in thousands)	2015	2014	2013	2015		2014		2013	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Land sales	$20,385	$38,330	$13,610	$-		$-		$13,000	$123,171	$118,815	$116,928	$43,843	$167,954	$107,679	$-	$-	$-	$187,399	$325,099	$251,217
Builder price participation	1,193	695	1,162	-		-		787	21,465	13,871	5,462	4,188	6,342	1,945	-	-	-	26,846	20,908	9,356
Minimum rents	-	-	-	-		-		2	842	818	779	-	-	-	-	-	-	842	818	781
Other land sale revenues	345	295	330	468		773		703	7,907	6,167	6,795	6,058	9,235	5,588	-	-	-	14,778	16,470	13,416
Total revenues	21,923	39,320	15,102	468		773		14,492	153,385	139,671	129,964	54,089	183,531	115,212	-	-	-	229,865	363,295	274,770
																		-	-
Cost of sales - land	6,763	13,108	4,413	-		-		8,103	65,414	70,597	69,764	15,888	35,967	41,760	-	-	-	88,065	119,672	124,040
Land sales operations	4,963	3,702	3,947	776		736		1,146	11,207	10,062	9,729	17,523	17,432	16,004	4	-	-	34,473	31,932	30,826
Land sales real estate and business taxes	982	819	(19)	647		710		650	3,736	3,924	3,388	4,998	4,409	3,569	71	-	-	10,434	9,862	7,588
Provision (recovery) for doubtful accounts	-	-	-	-		-		-	-	(11)	-	-	-	-	-	-	-	-	(11)	-
Depreciation and amortization	387	128	-	21		31		6	112	118	20	120	120	6	-	-	-	640	397	32
Total expenses	13,095	17,757	8,341	1,444		1,477		9,905	80,469	84,690	82,901	38,529	57,928	61,339	75	-	-	133,612	161,852	162,486
																		-	-
Operating income	8,828	21,563	6,761	(976)		(704)		4,587	72,916	54,981	47,063	15,560	125,603	53,873	(75)	-	-	96,253	201,443	112,284

Interest expense, net (a)	(8,780)	(8,906)	(6,890)	(33)		(86)		(1,664)	(14,241)	(15,077)	(16,180)	5,524	4,331	6,040	(583)	-	-	(18,113)	(19,738)	(18,694)
MPC REP EBT	$17,608	$30,469	$13,651	$(943)	(c)	$(618)	(c)	$6,251	$87,157	$70,058	$63,243	$10,036	$121,272	$47,833	$508	$-	$-	$114,366	$221,181	$130,978

Gross Margin % (b)	66.8%	65.8%	67.6%	NM		NM		37.7%	46.9%	40.6%	40.3%	63.8%	78.6%	61.2%	NM	NM	NM	53.0%	63.2%	50.6%

(*)   For a reconciliation of MPC REP EBT to consolidated income (loss) before taxes, refer to Note 17 – Segments.

(a)	Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets segment and corporate debt.
(b)	Gross margin % is the ratio of Land sales less Cost of sales-land, divided by Land sales.
(c)	The negative MPC REP EBT in Maryland is due to no land sales in 2015 or 2014; however, certain costs such as real estate taxes and administrative expenses continue to be incurred.

MPC revenues vary between periods based on economic conditions and several factors such as, but not limited to, location, availability of land for sale, development density and residential or commercial use. Gross margin for each MPC may vary from period to period based on the locations of the land sold and the related costs associated with developing the land sold. Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized project costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition and development costs reduced by any previous impairment charges. Development expenditures are capitalized and generally not reflected in the Consolidated Statements of Operations in the current year.

Builder price participation generally represents the amount collected in excess of the base lot price. The excess amount is calculated based on the actual home price, less the base lot price, multiplied by an agreed upon percentage stipulated in the land sales contract.

Cost of sales – land includes both actual and estimated future costs allocated based upon relative sales value to the lots or land parcels in each of the villages and neighborhoods in our MPCs.

Interest expense, net reflects the amount of interest that is capitalized at the project level.

Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for our superpad sites and lots; therefore, we use this statistic where relevant in the discussion of our MPC operating results. Net new home sales reflect home sales made by homebuilders, less cancelations. Cancelations occur when a home buyer signs a contract to purchase a home, but later fails to qualify for a home mortgage or is unable to provide an adequate down payment to complete the home sale.

MPC Sales Summary

	Land Sales			Acres Sold			Number of Lots/Units			Price per acre			Price per lot
	Year Ending December 31,
($ In thousands)	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Bridgeland
Residential
Single family - detached	$10,856	$38,330	$10,974	28.4	84.6	33.2	130	401	143	$382	$453	$331	$84	$96	$77
Commercial
Apartments	-	-	2,636	-	-	16.6	-	-	-	-	-	159	-	-	-
Not-for-profit	20,664	-	-	162.4	-	-	-	-	-	127	-	-	-	-	-
Total	31,520	38,330	13,610	190.8	84.6	49.8	130	401	143	165	453	273	84	96	77
$ Change	(6,810)	24,720		106.2	34.8		(271)	258		(288)	180		(12)	19
% Change	(17.8%)	181.6%		125.5%	69.9%		(67.6%)	180.4%		(63.5%)	65.9%		(12.5%)	24.7%

Maryland Communities
Residential
Townhomes	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Commercial
Office and other	-	-	13,000	-	-	56.2	-	-	-	-	-	231	-	-	-
Apartments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Total	-	-	13,000	-	-	56.2	-	-	-	-	-	231	-	-	-
$ Change	NM	(13,000)		NM	(56.2)		NM	NM		NM	(231)		NM
% Change	NM	NM		NM	NM		NM	NM		NM	NM		NM

Summerlin
Residential
Superpad sites	92,219	115,447	83,191	177.7	241.7	257.3	555	1,148	1,164	519	478	323	166	101	71
Single family - detached	13,650	14,434	18,038	14.9	17.9	23.4	75	77	157	916	806	771	182	187	115
Custom lots	8,640	12,276	4,813	5.8	9.5	5.3	14	20	12	1,490	1,292	908	617	614	401
Commercial
Office and other	-	-	4,526	-	-	7.3	-	-	-	-	-	620	-	-	-
Retail	-	650	-	-	0.7	-	-	-	-	-	929	-	-	-	-
Not-for-profit	3,136	2,250	1,334	3.6	10.0	5.9	-	-	-	871	225	226	-	-	-
Other	800	-	575	16.7	-	17.2	-	-	-	48	-	33	-	-	-
Total	118,445	145,057	112,477	218.7	279.8	316.4	644	1,245	1,333	542	518	355	178	114	80
$ Change	(26,612)	32,580		(61.1)	(36.6)		(601)	(88)		24	163		64	34
% Change	(18.3%)	29.0%		(21.8%)	(11.6%)		(48.3%)	(6.6%)		4.6%	45.9%		56.1%	42.5%

The Woodlands
Residential
Single family - detached	27,161	73,669	100,142	42.9	99.9	162.8	160	393	589	633	737	615	170	187	170
Single family - attached	5,280	4,202	3,897	5.8	6.0	7.1	65	73	80	910	700	549	81	58	49
Commercial
Not-for-profit	733	-	-	5.0	-	-	-	-	-	147	-	-	-	-	-
Medical	8,422	70,550	-	5.0	58.9	-	-	-	-	1,684	1,198	-	-	-	-
Office and other	-	2,131	1,500	-	3.3	2.1	-	-	-	-	646	714	-	-	-
Retail	-	17,401	1,261	-	30.3	1.6	-	-	-	-	574	788	-	-	-
Other	2,247	-	135	2.4	-	0.7	-	-	-	936	-	193	-	-	-
Total	43,843	167,953	106,935	61.1	198.4	174.3	225	466	669	718	847	614	144	167	156
$ Change	(124,110)	61,018		(137.3)	24.1		(241)	(203)		(129)	233		(23)	11
% Change	(73.9%)	57.1%		(69.2%)	13.8%		(51.7%)	(30.3%)		(15.2%)	37.9%		(13.8%)	7.1%

Total acreage sales revenue	193,808	351,340	246,022	470.6	562.8	596.7	999	2,112	2,145

Deferred revenue	(27,179)	(37,173)	(12,451)
Special Improvement District revenue *	20,770	10,932	17,646
Total segment land sales revenue - GAAP basis	$187,399	$325,099	$251,217

* - Applicable exclusively to Summerlin.

NM - Not meaningful.

Houston

Houston is known as the energy capital of the world and is home to more than 5,000 energy-related firms. With crude oil prices dropping by over 70% since mid-2014, the Houston area has experienced a  significant slowdown in economic growth compared to prior years. The Woodlands and Bridgeland MPCs have been impacted by this through slower new home sales velocity, which has caused homebuilders to become more cautious in their acquisitions of residential lots. Due to these economic conditions, we have experienced lower residential land sales at our Houston MPCs and expect that trend to continue into 2016. The slowdown in economic growth in the Houston region may also impact the performance of the projects under construction in our Strategic Developments segment, and the Operating Assets segment may experience a further slowdown in leasing activities and a decrease in hospitality revenues. Despite the slowdown in land sales and commercial development activity, our Houston MPCs are well-positioned in the market to compete for residential and commercial customers due to their reputations, amenities and locations.

Bridgeland

For the year ended December 31, 2015, Bridgeland sold 28.4 residential acres compared to 84.6 acres in 2014 and 33.2 acres in 2013. The average price per residential acre for single-family – detached product decreased $71,000, or 15.7% to $382,000 for the year ended December 31, 2015 compared to $453,000 in 2014. The decrease for the year ended December 31, 2015 compared to 2014 is primarily due to homebuilders currently developing homes for sale on lots purchased during 2014 and slower home sales velocity caused by lower oil prices. In this environment, homebuilders are more cautiously managing their land inventory levels by negotiating takedown contracts as opposed to bulk sales contracts, thereby deferring purchases into the future. Due to the 2014 lot inventory build-up by homebuilders and slowdown in the home sales market, we anticipate limited demand for lots at Bridgeland until a significant portion of this inventory is reduced through new home sales, which will likely continue through 2016. There were 199 new home sales at Bridgeland for the year ended December 31, 2015, representing a 197.0% increase, compared to 67 new home sales for the same period in 2014. The median new home price in Bridgeland decreased 9.1% to $409,000 for 2015 compared to a median new home price of $450,000 for the same period in 2014. The Grand Parkway, connecting our Bridgeland and The Woodlands communities, opened in February 2016, making Bridgeland well-positioned to be a viable option to meet the future demand for lots at a top-tier MPC.

The increase in Bridgeland land sales for the year ended December 31, 2014 compared to 2013 primarily related to the receipt of a wetlands permit in February 2014 from the U.S. Army Corps of Engineers, that allowed for new lot development. Accordingly, for the year ended December 31, 2014, Bridgeland sold 84.6 residential acres compared to 33.2 acres in 2013, and the average price per residential acre (single-family – detached) increased $122,000, or 36.9% to $453,000 for the year ended December 31, 2014 compared to $331,000 in 2013. Due to the delayed permitting and the resulting decrease in new home inventory available for sale, there were just 67 new home sales in Bridgeland for the year ended December 31, 2014. This represents a 66.5% decrease compared to 200 new home sales for the same period in 2013. The median new home price in Bridgeland increased 32.4% to $450,000 for 2014 compared to a median new home price of $340,000 for the same period in 2013.

The increase in not-for-profit land sales for the year ended December 31, 2015 compared to 2014 is due to three land sales in the last half of 2015 for a school site, a  church site and a  fire station totaling $20.7 million, of which $11.1 million was recorded as deferred income due to performance obligations related to these commercial sales. The work is expected to be completed by the end of June 2017 and includes construction of water, sewer, drainage and road improvements.

Bridgeland had no not-for-profit land sales for the years ending 2014 and 2013, respectively.

As of December 31, 2015, Bridgeland had 147 residential lots under contract, of which 70 lots are scheduled to close in the first half of 2016 for $7.8 million.

Builder price participation revenue increased for the year ended December 31, 2015 compared to 2014 at Bridgeland due to lots sold to homebuilders in 2014 and homes closed in 2015. Builder price participation revenue decreased for the year ended December 31, 2014 compared to 2013 at Bridgeland due to fewer home sales during 2014. Development of lots and model homes needed to be built in new sections while awaiting receipt of a wetlands permit.

Interest expense, net reflects the amount of interest that is capitalized at the project level. Interest expense, net decreased slightly for the year ended December 31, 2015 compared to 2014 at Bridgeland. Interest expense, net increased for the year ended

December 31, 2014 compared to 2013 due to higher interest capitalization as a result of the increased level of development expenditures after receipt of the wetlands permit.

The Woodlands

For the year ended December 31, 2015, The Woodlands sold 48.7 residential acres compared to 105.9 acres and 169.9 acres in 2014 and 2013, respectively, and average price per residential acre (single-family – detached) decreased $104,000, or 14.1% to $633,000 in 2015 compared to $737,000 in 2014. The average price per residential acre was $615,000 in 2013.

Gross margin decreased for the year ended December 31, 2015 compared to 2014 at The Woodlands due to the high volume of second quarter 2014 commercial land sales which had a higher profit margin.  Commercial land sales in 2015 represented 26.0% of total land sales and contributed 28.6% of the total gross margin while in 2014 commercial land sales were 53.6% of total land sales and contributed 65.0% of the total gross margin. Gross margin increased for the year ended December 31, 2014 compared to 2013 at The Woodlands due to the larger volume of commercial land sales in 2014.

The decrease in The Woodlands residential land sales for the year ended December 31, 2015 compared to 2014 was primarily due to increased homebuilder caution on expanding their land inventory because of slowing home sales caused by the uncertainty in the Houston market as a result of lower oil prices. There were 256 new home sales for the year ended December 31, 2015, representing a 45.3% decrease compared to 468 new home sales for the same period in 2014. The median new home price in The Woodlands was $562,000 in 2015 compared to a median new home price of $565,000 for the same period in 2014. The 468 new home sales for the year ended December 31, 2014 represents a 27.9% decrease compared to 649 new home sales for the same period in 2013. The $565,000 median new home price in The Woodlands increased 36.8% for 2014 compared to a median new home price of $413,000 for the same period in 2013.

Commercial land sales during 2014 included a $70.6 million land sale to the Houston Methodist The Woodlands Hospital System and three land sales of retail sites totaling $17.4 million. In 2015, commercial land sales totaled $11.4 million primarily relating to sales for medical facilities. The 2015 level of commercial land sales is more typical than the large sales in 2014. The increase in commercial land sales for the year ended December 31, 2014 compared to 2013 was primarily due to the Houston Methodist The Woodlands Hospital System sale, and three other retail site sales totaling $19.5 million.

Builder price participation decreased for the year ended December 31, 2015 compared to 2014 at The Woodlands due to fewer home sale closings. Builder price participation increased for the year ended December 31, 2014 compared to 2013 at The Woodlands due to home sales price appreciation since initial lot closing.

Other land revenues decreased for the year ended December 31, 2015 compared to 2014, primarily due to revenue from  a marketing contract in 2014. Other land revenues increased for the year ended December 31, 2014 compared to 2013 due to the marketing contract.

Land sales operations expenses increased slightly for the year ended December 31, 2015 compared to 2014. Land sales operations expense increased for the year ended December 31, 2014 compared to 2013 at The Woodlands due to higher commission and closing costs at The Woodlands for commercial land sales.

The Woodlands Hills (formerly Conroe MPC)

Planning for site development was underway during 2015 and we currently expect to begin water, sewer and drainage construction in the third quarter 2016. Actual construction start dates will be based on our evaluation of market conditions at that time.  Assuming these improvements are completed on schedule, the first lot sales are expected to begin in the fourth quarter 2017.  We believe that The Woodlands Hills MPC is well-positioned to generate demand in a low oil price environment for the following reasons: (i) it has a projected lower price point for all product types compared to The Woodlands; (ii) it benefits from The Woodlands’ brand reputation; and (iii) it has a favorable location to major employment centers, such as The Woodlands, with its medical and office centers, and the ExxonMobil campus located just south of The Woodlands.

Maryland

There were no land sales for the year ended December 31, 2015 at Maryland. All of the residential land inventory was depleted by the end of 2013 and there were no commercial land sales in 2015 and 2014, respectively.

Our Maryland Communities contain approximately 108 commercial acres remaining to be sold in our Columbia, Gateway, Emerson and Fairwood communities. In December 2015, approximately 35 acres of the Columbia commercial acreage was transferred to our Strategic Developments segment as we began development of new residential units and commercial and retail space. The entitlements, which do not expire under Maryland law, will enable us to enhance the environment within the four communities and further support the approximate 112,000 residents.

As of December 31, 2015, we have approximately 108 commercial acres available for sale. We do not typically sell commercial land in our MPCs unless there are compelling and strategic reasons to do so.

Summerlin

Summerlin’s land sales for the year ended December 31, 2015 were lower compared to 2014 due to the timing of superpad delivery and commercial land sales.  Summerlin sold 21.8% fewer acres in 2015 than 2014.  However, the market remained strong in 2015.  Over one-third of the acreage sold in 2014 related to an approximate 106-acre bulk parcel of land sold for $44.8 million for an Age Qualified project, of which $33.5 million was deferred revenue in 2014 relating to contractual obligations on the sale. A portion of that deferred revenue was recognized in 2015, and the remainder will be recognized in future years.

Homebuilder demand for land in Summerlin continues to remain strong due to the positive economic conditions in the market.  The increase in land sales revenue for the year ended December 31, 2014 compared to 2013 was primarily due to increasing new home demand and low new home sales inventory coupled with a significant increase in the average price per superpad acre and the sale of considerably more custom lots than in the previous year.  Superpad sites are generally 20 to 25 acre parcels of unimproved land where we develop and construct the major utilities (water, sewer and storm drain) and roads to the borders of the parcel and the homebuilder completes the on-site utilities, roads, and finished lots.  The average price per superpad acre increased $41,000, or 8.6% to $519,000 for the year ended December 31, 2015, compared to $478,000 for the year ended December 31, 2014.  The average price per superpad acre increased $155,000, or 48.0% to $478,000 for the year ended December 31, 2014, compared to $323,000 for the year ended December 31, 2013.  The increases in the average price per superpad acre for the years ended December 31, 2015 and 2014 is primarily due to the continued strengthening of the local housing market.

Summerlin had 602 new home sales for the year ended December 31, 2015, representing a 37.8% increase compared to 437 new home sales for the same period in 2014. The median new home price in Summerlin increased 3.8% to $532,500 for 2015 compared to a median new home price of $513,000 for the same period in 2014.

Summerlin had 437 new home sales for the year ended December 31, 2014, representing a 22.8% decrease compared to 566 new home sales for the same period in 2013. The median new home price in Summerlin increased 49.6% to $513,000 for 2014 compared to a median new home price of $343,000 for the same period in 2013.

Builder price participation increased for the year ended December 31, 2015 compared to 2014 at Summerlin due to increased home sales closings at higher average prices.

Builder price participation increased for the year ended December 31, 2014 compared to 2013 at Summerlin due to home closings at higher average prices.

Gross margin increased for the year ended December 31, 2015 compared to 2014 at Summerlin due to increased land pricing driven by strong homebuilder demand.

Land development began on The Summit, our Discovery Land joint venture, in the second quarter 2015 and continues to progress on schedule based upon the initial plan as discussed in “Item 1. – Overview, Recent Significant Transactions.” As of December 31, 2015, the project has received buyer deposits totaling $44.8 million, representing $118.7 million in contracted land sales and we expect the first lot closings to begin in 2016. Please refer to Note 5 – Real Estate and Other Affiliates for a description of the joint venture.

MPC Net Contribution

In addition to REP EBT for the MPCs, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. MPC Net Contribution is defined as MPC REP EBT, plus MPC cost of sales, depreciation and amortization, and net collections from Special Improvement District (“SID”) bonds and Municipal Utility District (“MUD”) receivables, reduced by MPC development and acquisition expenditures. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP is presented in Note 17 - Segments.

The following table sets forth the MPC Net Contribution for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,			2015-2014	2014-2013
(in thousands)	2015	2014	2013	Change	Change
MPC REP EBT (a)	$114,366	$221,181	$130,978	$(106,815)	$90,203
Plus:
Cost of sales - land	88,065	119,672	124,040	(31,607)	(4,368)
Depreciation and amortization	640	397	32	243	365
MUD and SID collections, net (b)	20,345	57,854	(8,613)	(37,509)	66,467
Less:
MPC development expenditures	(197,020)	(140,735)	(133,590)	(56,285)	(7,145)
MPC land acquisitions (c)	(7,293)	(118,319)	(5,667)	111,026	(112,652)
MPC Net Contribution	$19,103	$140,050	$107,180	$(120,947)	$32,870

(a)	For a detailed breakdown of our Master Planned Communities segment EBT, refer to Note 17 – Segments.
(b)	SID collections are shown net of SID transfers to buyers in the respective periods.
(c)	The year ended December 31, 2014 includes $17.4 million non-monetary consideration relating to land sales of approximately 26 acres of commercial land in The Woodlands.

MPC Net Contribution decreased for the year ended December 31, 2015 compared to 2014 primarily due to a decline in sales at our Houston area MPCs and increased land development expenditures at Bridgeland, Summerlin and The Woodlands. The increased land development expenditures were offset by significantly lower land acquisitions. In 2014, a major land acquisition was completed for 2,055 acres in The Woodlands Hills. MPC Net Contribution increased for the year ended December 31, 2014 compared to 2013 due to increased land sales.

The following table sets forth MPC land inventory activity for the years ended December 31, 2015 and 2014.

MPC Land Inventory Activity

(In thousands)	Bridgeland	Maryland	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2013	$402,974	$59,309	$877,926	$197,549	$—	$1,537,758
Acquisitions	—	—	—	19,806	98,513	118,319
Development expenditures (a)	48,070	2,040	54,164	35,697	764	140,735
Cost of Sales	(13,108)	—	(70,597)	(35,967)	—	(119,672)
MUD reimbursable costs (b)	(29,679)	—	—	(7,769)	—	(37,448)
Other	6,536	(2,984)	166	(2,354)	7	1,371
Balance December 31, 2014	$414,793	$58,365	$861,659	$206,962	$99,284	$1,641,063
Acquisitions	4,100	—	—	3,179	14	7,293
Development expenditures (a)	67,088	390	82,324	45,419	1,799	197,020
Cost of Sales	(6,763)	—	(65,414)	(15,888)	—	(88,065)
MUD reimbursable costs (b)	(41,709)	—	—	(16,796)	—	(58,505)
Transfer to Strategic Development	(370)	(36,578)	—	(1,002)	—	(37,950)
Other (c)	(1,919)	(34)	(14,293)	(1,775)	7	(18,014)
Balance December 31, 2015	$435,220	$22,143	$864,276	$220,099	$101,104	$1,642,842

(a)Development expenditures are inclusive of capitalized interest and property taxes.

(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

(c)Primarily represents land contributed to the Discovery joint venture.

Operating Assets

Operating assets typically generate rental revenues sufficient to cover their operating costs except when a substantial portion, or all, of the property is being redeveloped, vacated for development or in its initial lease-up phase. Variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. We view NOI as an important measure of the operating performance of our Operating Assets.

Total revenues and expenses for the Operating Assets segment are summarized as follows:

Operating Assets Revenues and Expenses (*)

	Year Ended December 31,			2015 - 2014	2014 - 2013
(In thousands)	2015	2014	2013	Change	Change

Minimum rents	$149,064	$95,807	$80,124	$53,257	$15,683
Tenant recoveries	39,415	28,133	20,901	11,282	7,232
Hospitality revenues	45,374	37,921	39,201	7,453	(1,280)
Other rental and property revenues	25,453	24,429	20,360	1,024	4,069
Total revenues	259,306	186,290	160,586	73,016	25,704
					—
Other property operating costs	68,078	62,752	61,146	5,326	1,606
Rental property real estate taxes	21,856	14,860	12,065	6,996	2,795
Rental property maintenance costs	10,236	8,592	7,552	1,644	1,040
Hospitality expenses	34,839	31,829	29,454	3,010	2,375
Provision for doubtful accounts	3,998	1,399	835	2,599	564
Other income, net	(524)	—	—	(524)	—
Depreciation and amortization	89,075	49,272	31,427	39,803	17,845
Interest income	(37)	(151)	(135)	114	(16)
Interest expense	31,148	17,081	19,146	14,067	(2,065)
Equity in Earnings from Real Estate and Other Affiliates	(1,883)	(2,025)	(3,893)	142	1,868
Total operating expenses	256,786	183,609	157,597	73,177	26,012
Income (loss) before development expenses	2,520	2,681	2,989	(161)	(308)
Demolition costs	2,675	6,712	2,078	(4,037)	4,634
Development-related marketing costs	9,747	9,770	3,462	(23)	6,308
Total development expenses	12,422	16,482	5,540	(4,060)	10,942
	—			—	—
Operating Assets REP EBT	$(9,902)	$(13,801)	$(2,551)	$3,899	$(11,250)

(*)For a reconciliation of Operating Assets REP EBT to consolidated income (loss) before taxes, refer to Note 17 - Segments.

Minimum rents and tenant recoveries for the year ended December 31, 2015 compared to 2014 increased primarily due to increases of $31.4 million for our retail properties and $28.9 million for our office properties.  The increase for our retail properties was primarily due to the openings of Downtown Summerlin, the Outlet Collection at Riverwalk and the Columbia Regional Building in 2014 (“2014 Retail Openings”), the 2015 openings of Creekside Village Green and Hughes Landing Retail (“2015 Retail Openings”), and higher rental rates and increased occupancy at Ward Village.  The increase in our office properties was primarily due to the acquisition of the 10-60 Columbia Corporate Center office buildings in December 2014 (“2014 Office Acquisition”), and the openings of 3831 Technology Forest Drive and Two Hughes Landing in 2014 (“2014 Office Openings”), the openings of 1725 & 1735 Hughes Landing Boulevard and One Summerlin in 2015 (“2015 Office Openings”), and increases at One Hughes Landing due to increased leasing, since the opening in 2013. Minimum rents and tenant recoveries for the year ended December 31, 2014 increased $22.9 million compared to 2013 primarily due to the strong growth in our retail and office properties of $7.1 million and $15.8 million, respectively.  The growth in our retail properties was primarily due to our 2014 Retail Openings. These increases were partially offset by lower minimum rents and recoveries at retail properties of $2.8 million related to the sale of Rio West in 2013 and the closing of Pier 17 at South Street Seaport for redevelopment.  The growth in our office properties was primarily due to higher occupancy and a full year of operations in 2014 for 3 Waterway Square and One Hughes Landing, both of which opened in 2013.

Hospitality revenues increased in 2015 due to the completion of the redevelopment at The Woodlands Resort and Conference Center resulting in improved occupancy and increased room rates.  Hospitality revenues decreased in 2014 compared to 2013 due to the redevelopment of the property.

Other rental and property revenues consist primarily of other rental and special event revenue, percentage rents and lease termination fees. Other rental and property revenue in 2015 increased primarily due our 2014 Retail Openings, lease termination fees at 10-60 Columbia Corporate Center, Ward Village and Two Hughes Landing, partially offset by the sale of The Club at Carlton Woods in September 2015. Revenues for The Club at Carlton Woods were $9.9 million, $15.0 million and $14.3 million for the years ended 2015 up through the date of sale, 2014 and 2013, respectively. Other rental property revenues for our retail properties were $7.7 million, $5.4 million and $5.0 million for the years ended 2015, 2014, and 2013, respectively. Other rental property revenues for our office properties were $4.1 million, $1.5 million and $.07 million for the years ended 2015, 2014, and 2013, respectively

Other property operating costs and rental property maintenance costs for the year ended December 31, 2015 compared to 2014 increased due to increases of $8.4 million for our retail properties and $5.6 million for our office properties. The increase for our retail properties was primarily due to our 2015 and 2014 Retail Openings. The increase for our office properties was primarily due to our 2014 Office Acquisition and our 2014 Office Openings and our 2015 Office Openings. These increases were offset by lower expenses due to the sale of The Club at Carlton Woods during 2015.

Other property operating costs and rental property maintenance costs for the year ended December 31, 2014 compared to the same period in 2013 increased primarily due to an increase of $4.6 million for our office properties, offset by a decrease of $3.0 million for our retail properties. The decrease in retail costs was due to the sale of Rio West, the redevelopment of South Street Seaport and a 2013 write off at 20/25 Waterway offset by an increase from the 2014 Retail Openings.

Rental property real estate taxes for the year ended December 31, 2015 compared to 2014, increased $3.7 million for our retail properties, and $2.4 million for our office properties.  The increase for our retail properties was primarily due to our 2014 Retail Openings and an increase in 2015 related to a reduction in property taxes at Landmark Mall from a favorable tax settlement with the City of Alexandria which resulted in a credit for 2014.  The increase for our office properties was primarily due to our 2014 Office Acquisition, and our 2014 Office Openings and 2015 Office Openings. Rental property real estate taxes increased $2.8 million for the year ended December 31, 2014 compared to 2013. The increase is primarily due to increased higher tax value assessments for The Woodlands office properties, specifically 3 Waterway which opened in 2013, and One and Two Hughes Landing that both opened in 2014.

Provision for doubtful accounts increased for the year ended December 31, 2015 compared to 2014 due to collectability concerns with a few tenants at Downtown Summerlin and the Outlet Collection at Riverwalk.

Depreciation and amortization for the year ended December 31, 2015 compared to 2014 increased primarily from $19.5 million for our retail properties, $15.5 million for our office properties and $2.3 million due to the completion of construction at The Woodlands Resort & Conference Center and the opening of One Lakes Edge. The increase for retail properties was primarily due to the 2015 Retail Openings and accelerated depreciation at Ward Village and Landmark Mall related to the planned redevelopment.  The increase for office properties is primarily due to our 2014 Office Acquisition and our 2014 Office Openings and 2015 Office Openings. Depreciation and amortization expense for the year ended December 31, 2014 compared to 2013 increased $13.5 million for our retail properties, and $4.1 million for our office properties due to the accelerated depreciation at Ward Village and Landmark Mall related to the planned redevelopment. Additionally, depreciation and amortization expense increased due to placing into service One Hughes Landing, 3 Waterway Square, Downtown Summerlin and the Outlet Collection at Riverwalk.

When a development property is placed into service, depreciation is calculated for the property ratably over the estimated useful lives of each of its components; however, most of our recently developed properties do not reach stabilized revenues and income for 12 to 24 months after being placed into service due to the timing of tenants taking occupancy and subsequent leasing of remaining unoccupied space during that period.  As a result, operating income, earnings before taxes and net income will not reflect the ongoing earnings potential of operating assets during this transition period to stabilization. Accordingly, we calculate Adjusted Operating Assets REP EBT, which excludes development-related demolition and marketing costs, which do not represent recurring costs for stabilized real estate properties.  If the depreciation and development-related costs were excluded, Adjusted Operating Assets REP EBT would have increased 76.3% and 51.0% for the years ended December 31, 2015 and 2014, respectively.

The following table reconciles Adjusted Operating Assets REP EBT to Operating Assets REP EBT:

Reconciliation of Adjusted Operating Assets REP EBT to	Year Ended December 31,
Operating Assets REP EBT (in thousands)	2015	2014	2013
Adjusted Operating Assets REP EBT	$91,595	$51,953	$34,416
Depreciation and amortization	(89,075)	(49,272)	(31,427)
Demolition costs	(2,675)	(6,712)	(2,078)
Development-related marketing costs	(9,747)	(9,770)	(3,462)
Operating Assets REP EBT	$(9,902)	$(13,801)	$(2,551)

Interest expense increased for the year ended December 31, 2015 due to higher loan balances on properties acquired or put into service.  The decrease in interest expense for the year ended December 31, 2014 compared to 2013 is primarily due to the refinancing of the 70 Columbia Corporate Center mortgage which settled the participation right contained in the refinanced mortgage. The value of the lender’s participation right was settled for less than its estimated value recorded in our financials, resulting in a $3.4 million reduction of interest expense partially offset by higher interest expense from mortgages on our 2014 Retail Openings and properties placed in service in 2013, including 3 Waterway Square and One Hughes Landing.

Equity in earnings from Real Estate and Other Affiliates for the year ended December 31, 2015 remained relatively flat compared to the same period in 2014. Equity in earnings from Real Estate and Other Affiliates decreased for the year ended December 31, 2014 compared to the same period in 2013 primarily due to a lower cash distribution from our Summerlin Hospital Medical Center investment, and our share of losses at Millennium Woodlands Phase II as a result of the property’s start-up activities.

Development-related marketing costs for the year ended December 31, 2015 relate to a greater marketing initiative at South Street Seaport as we accelerate leasing efforts in advance of the completion of our first project.  The costs in 2014 relate to South Street Seaport, Downtown Summerlin and the Outlet Collection at Riverwalk. The development-related marketing costs for the year ended December 31, 2013 relate primarily to the SEE/CHANGE program at South Street Seaport.

Demolition costs decreased for the year ended December 31, 2015 versus 2014 due to the substantial completion of the demolition of Pier 17 and the Fulton Market Building at South Street Seaport which occurred in 2014. Demolition costs for 2013 related to the redevelopment of the Outlet Collection at Riverwalk, the Columbia Regional Building and Pier 17 at South Street Seaport.

Operating Assets NOI and REP EBT

	Year Ended December 31,			2015 - 2014	2014 - 2013
(In thousands)	2015	2014	2013	Change	Change

Retail
Columbia Regional (a)	$1,342	$268	$—	$1,074	$268
Cottonwood Square	677	647	451	30	196
Creekside Village Green (b)	824	—	—	824	—
Downtown Summerlin (b)	10,117	810	(62)	9,307	872
Hughes Landing Retail (b)	1,468	—	—	1,468	—
1701 Lake Robbins (c)	399	185	—	214	185
Landmark Mall (d)	(347)	953	491	(1,300)	462
Outlet Collection at Riverwalk (e)	6,450	528	(618)	5,922	1,146
Park West (f)	1,812	2,058	1,608	(246)	450
Ward Village (g)	25,566	24,255	24,144	1,311	111
20/25 Waterway Avenue	1,883	1,505	1,640	378	(135)
Waterway Garage Retail	690	809	370	(119)	439
Total Retail	50,881	32,018	28,024	18,863	3,994
Office
10-70 Columbia Corporate Center (h)	12,375	2,351	757	10,024	1,594
Columbia Office Properties	450	496	465	(46)	31
One Hughes Landing (i)	5,262	4,443	(139)	819	4,582
Two Hughes Landing (j)	4,489	157	—	4,332	157
1725 Hughes Landing Boulevard (b)	(208)	—	—	(208)	—
1735 Hughes Landing Boulevard (b)	(34)	—	—	(34)	—
2201 Lake Woodlands Drive (k)	(144)	141	(167)	(285)	308
9303 New Trails	1,898	1,860	1,679	38	181
110 N. Wacker	6,100	6,077	6,023	23	54
One Summerlin (b)	(206)	—	—	(206)	—
3831 Technology Forest Drive (l)	1,956	(1)	—	1,957	(1)
3 Waterway Square	6,288	6,181	2,059	107	4,122
4 Waterway Square	5,766	5,756	5,886	10	(130)
1400 Woodloch Forest	1,621	1,191	1,160	430	31
Total Office	45,613	28,652	17,723	16,961	10,929

Hughes Landing Hotel (Embassy Suites) (b)	(25)	—	—	(25)	—
85 South Street (m)	494	(188)	—	682	(188)
Millennium Waterway Apartments (n)	4,169	4,386	4,457	(217)	(71)
One Lakes Edge (b)	982	—	—	982	—
The Woodlands Resort & Conference Center (o)	10,560	6,092	10,167	4,468	(4,075)
Total Retail, Office, Multi-family, and Hospitality	112,674	70,960	60,371	41,714	10,589

The Woodlands Ground leases (p)	1,190	458	444	732	14
The Woodlands Parking Garages	(508)	(598)	(749)	90	151
Other Properties	3,857	2,116	708	1,741	1,408
Total Other	4,539	1,976	403	2,563	1,573
Operating Assets NOI - Consolidated and Owned	117,213	72,936	60,774	44,277	12,162

Redevelopments
South Street Seaport (b)	(2,692)	(593)	(5,665)	(2,099)	5,072
Total Operating Asset Redevelopments	(2,692)	(593)	(5,665)	(2,099)	5,072

Dispositions
The Club at Carlton Woods (b)	(942)	(4,410)	(5,241)	3,468	831
Rio West Mall	—	77	790	(77)	(713)
Total Operating Asset Dispositions	(942)	(4,333)	(4,451)	3,391	118
Total Operating Assets NOI - Consolidated	113,579	68,010	50,658	45,569	17,352

Straight-line lease amortization (q)	7,391	1,064	1,759	6,327	(695)
Demolition costs	(2,675)	(6,712)	(2,078)	4,037	(4,634)
Development-related marketing costs	(9,747)	(9,770)	(3,462)	23	(6,308)
Depreciation and amortization	(89,075)	(49,272)	(31,427)	(39,803)	(17,845)
Write-off of lease intangibles and other	(671)	(2,216)	(2,883)	1,545	667
Other income, net	524	—	—	524	—
Equity in earnings from Real Estate and Other Affiliates	1,883	2,025	3,893	(142)	(1,868)
Interest, net	(31,111)	(16,930)	(19,011)	(14,181)	2,081
Total Operating Assets REP EBT (r)	$(9,902)	$(13,801)	$(2,551)	$3,899	$(11,250)

	Year Ended December 31,			2015 - 2014	2014 - 2013
(In thousands)	2015	2014	2013	Change	Change

Operating Assets NOI - Equity and Cost Method Investments
Millennium Woodlands Phase II	$1,414	$(84)	$(74)	$1,498	$(10)
Stewart Title Company	2,007	2,659	2,514	(652)	145
Summerlin Baseball Club	305	(153)	(13)	458	(140)
The Metropolitan Downtown Columbia (b)	1,194	—	—	1,194	—
Woodlands Sarofim # 1	1,496	1,516	1,417	(20)	99
Total NOI - equity investees	6,416	3,938	3,844	2,478	94

Adjustments to NOI (s)	(3,069)	(1,112)	(77)	(1,957)	(1,035)
Equity Method Investments REP EBT	3,347	2,826	3,767	521	(941)
Less: Joint Venture Partner's Share of REP EBT	(3,211)	(2,450)	(2,377)	(761)	(73)
Equity in earnings from Real Estate and Other Affiliates	136	376	1,390	(240)	(1,014)

Distributions from Summerlin Hospital Investment (t)	1,747	1,649	2,503	98	(854)
Segment equity in earnings from Real Estate and Other Affiliates	$1,883	$2,025	$3,893	$(142)	$(1,868)

Company's Share of Equity Method Investments NOI
Millennium Woodlands Phase II	$1,151	$(68)	$—	$1,219	$(68)
Stewart Title Company	1,004	1,330	1,257	(326)	73
Summerlin Baseball Club	153	(77)	(7)	230	(70)
The Metropolitan Downtown Columbia (b)	597	—	—	597	—
Woodlands Sarofim # 1	299	303	283	(4)	20
Total NOI - equity investees	$3,204	$1,488	$1,533	$1,716	$(45)

	Economic	Year Ended December 31, 2015
(In thousands)	Ownership	Debt	Cash

Millennium Woodlands Phase II	81.43%	$37,700	$2,017
Stewart Title Company	50.00%	—	365
Summerlin Baseball Club	50.00%	—	1,110
The Metropolitan Downtown Columbia (b)	50.00%	63,069	3,050
Woodlands Sarofim # 1	20.00%	5,922	667

(a)	Stabilized annual NOI of $2.2 million is expected by the end of 2017.
(b)	Please refer to discussion in the following section regarding this item.
(c)	Property was acquired in July 2014.
(d)

The negative NOI in 2015 is due to a decline in occupancy as the property loses tenants in anticipation of its redevelopment. The higher 2014 NOI is due to a one-time favorable property tax settlement with the City of Alexandria of $0.7 million that occurred in the first quarter 2014.

(e)

Property was re-opened May 2014 after an extensive redevelopment and includes the city’s first Nordstrom Rack and Neiman Marcus Last Call. Stabilized annual NOI of $7.5 million is expected by early 2017 based on leases in place as of December 31, 2015.

(f)	NOI decreased for the year ended December 31, 2015, due to the loss of a 18,339 square foot tenant. The space was subsequently released with no additional tenant improvements required.
(g)	NOI increase is primarily due to higher rental rates and increased occupancy.
(h)	In December 2014, we acquired 10–60 Columbia Corporate Center comprised of six adjacent office buildings totaling 716,998 square feet. We acquired 70 Columbia Corporate Center in 2012.
(i)	NOI increase for the years ended December 31, 2015 and 2014 relate to continued increase in occupancy and stabilization of the property.
(j)	Building was placed in service at the end of 2014. NOI increased for the year ended December 31, 2015 due primarily to increased occupancy and a $2.0 million lease termination fee.
(k)	The decrease in NOI is directly related to the decrease in occupancy from 100% occupied in August 2014 to unoccupied as of December 31, 2015. The building is used as temporary space.
(l)	Building was placed in service in 2014 and is 100% leased to a single tenant.
(m)	Building was acquired in October 2014 and is 100% occupied.
(n)	The decrease in NOI is due to the decrease in occupancy from 91.0% at December 31, 2014 to 84.5% at December 31, 2015.
(o)

The property underwent an extensive renovation project in 2014 which resulted in lower NOI. The renovation project was completed in late 2014 and the 2015 NOI has increased due to the higher revenue per available room (“RevPAR”) resulting from the new and upgraded rooms.

(p)	The increase in NOI is from new ground leases executed in 2015.
(q)

The net change in straight-line lease amortization for the year ended December 31, 2015 compared to the same periods in 2014 is primarily due to new leases at Downtown Summerlin and 10-60 Columbia Corporate Center purchased in December 2014.

(r)	For a detailed breakdown of our Operating Asset segment REP EBT, please refer to Note 17 - Segments in the Condensed Consolidated Financial Statements.
(s)

Adjustments to NOI include straight-line rent and market lease amortization, demolition costs, depreciation and amortization and non-real estate taxes. The increases are primarily due to placing Millennium Woodlands Phase II in service during the third quarter 2014 and placing The Metropolitan Downtown Columbia in service in 2015.

(t)	Distributions from the Summerlin Hospital are typically made one time per year in the first quarter.

Reconciliation of Operating Assets Segment Equity in Earnings

	Year Ended December 31,
(In thousands)	2015	2014	2013

Equity Method investments	$136	$376	$1,390
Cost basis investment	1,747	1,649	2,503
Operating Assets segment Equity in earnings from Real Estate and Other Affiliates	1,883	2,025	3,893
Strategic Developments segment Equity in earnings from Real Estate and Other Affiliates (a)	1,838	21,311	10,535
Equity in earnings from Real Estate and Other Affiliates	$3,721	$23,336	$14,428

(a)

The Strategic Developments Equity in earnings from Real Estate and Other Affiliates is  primarily related to our ONE Ala Moana joint venture which was completed in 2014, with sales closed out in 2015. Please refer to Note 5 – Real Estate and Other Affiliates for further description of this joint venture.

Retail Properties

Retail NOI for the year ended December 31, 2015 increased $18.9 million compared to 2014 primarily due to additional revenues related to our 2014 Retail Openings and our 2015 Retail Openings and increased leasing at Ward Village.

The following table summarizes the leases we executed at our retail properties during the year ended December 31, 2015:

\
			Square Feet			Per Square Foot			(In thousands)
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	23	105	119,824	118,324	70,866	$27.59	$74.25	$10.36	$3,306	$8,786	$734
Comparable - Renewal (c)	30	38	166,691	86,676	4,480	39.74	23.07	1.61	6,625	2,000	7
Comparable - New (d)	3	60	7,277	7,277	—	28.42	14.51	—	207	106	—
Non-comparable (e)	69	89	365,428	304,765	272,473	32.72	94.04	9.82	11,958	28,661	2,677
Total			659,220	517,042	347,819				$22,096	$39,553	$3,418

(a)	Excludes executed leases with a term of 12 months or less totaling 96,017 square feet.
(b)	Pre-leased information is associated with projects under development at December 31, 2015.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $36.57 per square foot to $39.74 per square foot, or 8.7% over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a increase in cash rents from $25.99 per square foot to $28.42 per square foot, or 9.3% over previous rents.

(e)	Non-comparable information is associated with assets whereby the square footage was previously vacant for more than 12 months or has never been occupied.

Creekside Village Green

In the first quarter 2015, we substantially completed Creekside Village Green and moved the asset into our Operating Assets segment. Total development costs are expected to be approximately $19 million, of which we have incurred $17.2 million as of December 31, 2015. As of February 1, 2016, 80.7% of the project has been leased. We expect to reach stabilized annual NOI of $1.9 million by the end of 2017.

Downtown Summerlin

As of February 1, 2016, the retail portion of Downtown Summerlin is 90.6% leased and the office building, One Summerlin, is 69.3% leased, of which 12.4% is leased by our regional MPC and operations teams. We currently expect the property to reach stabilized annual NOI of $32.0 million by the end of 2018. This downward revision from $37.2 million in prior periods was caused by our decision to contract for lower economic rents with certain tenants in order to optimize the retail and restaurant mix to achieve the greatest long-term value for the project and our adjacent developable land. To the extent our tenants generate better than expected revenues in their stores, actual stabilized NOI could be higher than projected because many of our leases allow us to participate in revenues above a certain threshold. Total estimated development costs are approximately $418 million, of which we have incurred $404.6 million as of December 31, 2015. The remaining costs to be incurred are primarily for tenant improvements and leasing. The project is financed by a $311.8 million construction loan. The loan has an initial rate of one-month LIBOR plus 2.25% with an initial maturity date of July 15, 2017, with two, one-year extension options.

Hughes Landing Retail

In the second quarter 2015, we substantially completed Hughes Landing Retail and reclassified the asset to our Operating Assets segment. Total development costs are expected to be approximately $36 million, of which we have incurred $32.6 million as of December 31, 2015. The project is financed by a $36.6 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.95% with an initial maturity date of December 20, 2016, with two, one-year extension options. As of February 1, 2016, 90.7% of the project has been leased. We expect to reach stabilized annual NOI of $3.5 million by the end of the first quarter 2016.

Office Properties

All of the office properties listed in the Operating Assets NOI and REP EBT table, except for 110 N. Wacker and One Summerlin, are located in Columbia, Maryland and in The Woodlands, Texas. Leases related to our office properties, except those located in Columbia, Maryland, are generally triple net leases. Triple net leases typically require tenants to pay their pro-rata share of the majority of property operating costs, such as real estate taxes, utilities and insurance, as well as their own direct space maintenance.

Office property NOI increased $17.0 million to $45.6 million for the year ended December 31, 2015, as compared to $28.7 million in 2014. The increase is due primarily to the 2014 Office Acquisition in Columbia and a full year of operations at Two Hughes Landing and 3 Waterway in The Woodlands.

The following table summarizes our executed office property leases during the year ended December 31, 2015:

			Square Footage			Per Square Foot			(In thousands)
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	5	104	139,296	139,296	131,824	$32.61	$73.78	$2.85	$4,543	$10,278	$376
Comparable - Renewal (c)	10	34	45,075	19,765	19,537	27.86	14.06	1.96	1,256	278	38
Comparable - New (d)	1	36	2,202	2,202	2,202	27.50	20.00	5.15	61	44	11
Non-comparable (e)	27	61	147,012	124,474	82,311	29.77	43.12	13.87	4,377	5,367	1,141
Total			333,585	285,737	235,874				$10,237	$15,967	$1,566

(a)	Excludes one executed lease with a term of 12 months or less.
(b)	Pre-leased information is associated with projects under development at December 31, 2015.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $25.55 per square foot to $27.86 per square foot, or 9.1% over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. This lease represents a decrease in cash rents from $30.62 per square foot to $27.50 per square foot, or (10.2%) over previous rents.

(e)	Non-comparable information is associated with assets whereby the square footage was previously vacant for more than 12 months or has never been occupied.

1725 & 1735 Hughes Landing Boulevard

Construction began during the fourth quarter 2013 and the project was substantially completed and moved to our Operating Assets segment in the fourth quarter of 2015.  ExxonMobil also began occupying their space in October 2015. Total development costs are expected to be approximately $213 million, which includes $61.1 million of tenant improvements that are being reimbursed by ExxonMobil. As of December 31, 2015, we have incurred $180.6 million of development costs, and we have been reimbursed for $58.1 million of ExxonMobil’s reimbursable tenant improvement costs. ExxonMobil has pre-leased the 318,170 square foot 1735 Hughes Landing Boulevard building for 12 years, and 159,952 square feet of the total 331,067 square foot 1725 Hughes Landing Boulevard building for eight years.  We expect to reach stabilized annual NOI, based on ExxonMobil’s current 478,000 square foot commitment and assuming lease of the remaining space, of approximately $14.0 million in 2018. In August 2015, ExxonMobil elected not to exercise its option to lease the remainder of the 1725 Hughes Landing Boulevard building, but maintains a right of first refusal for a new lease of this space and any other vacant multi-tenant office building space in the Hughes Landing development for up to two years prior to the end of its lease term. The project is financed by a $143.0 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.90% with an initial maturity date of June 30, 2018, with a one-year extension option. In accordance with the terms of the loan agreement, the interest rate was reduced to LIBOR plus 1.65% when ExxonMobil occupied its space.

Multi-family

One Lakes Edge

In the second quarter 2015, we substantially completed One Lakes Edge located at Hughes Landing in The Woodlands and reclassified the asset to our Operating Assets segment. Total development costs were approximately $88 million, of which we have incurred $82.2 million as of December 31, 2015. The project is financed by a $73.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of November 25, 2016, with two, one-year extension options.  As of February 1, 2016, 58.5% of the units are leased. We expect the apartments to reach stabilized annual NOI of $7.5 million in 2017.

Hospitality

Hughes Landing Hotel (Embassy Suites)

In the fourth quarter 2014, we began construction of an Embassy Suites by Hilton hotel in Hughes Landing. We substantially completed and opened the hotel in December 2015, and we reclassified the asset to our Operating Assets segment. Total development costs are expected to be approximately $46 million, of which we have incurred $40.7 million as of December 31, 2015. We expect to reach projected annual NOI of approximately $4.5 million in 2018. The project is financed by a $37.1 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of October 2, 2018, with two, one-year extension options.

Other

The Club at Carlton Woods

On September 4, 2015, the Company sold The Club at Carlton Woods, its 36-hole golf and country club in The Woodlands, for net cash proceeds of $25.1 million and purchaser’s assumption of net liabilities of $4.0 million, resulting in a pre-tax gain of $29.1 million. The property was developed and operated by us as an amenity to help sell residential lots in a gated community in The Woodlands. Most of the lots have been sold, and the sale of this non-core asset has allowed us to redeploy capital to our development activities.

Other Properties

The properties that are included in our Other Properties description in our Operating Assets NOI and REP EBT table include the Golf Courses at TPC Summerlin and TPC Las Vegas, Kewalo Basin Harbor, Merriweather Post Pavilion, as well as our share of any NOI related to our equity investments. Total redevelopment costs for Kewalo Basin Harbor are expected to be approximately $15 million, of which we have incurred $1.3 million of development costs as of December 31, 2015.

Partially Owned

The Metropolitan Downtown Columbia (formerly known as Parcel D)

The Metropolitan Downtown Columbia venture, in which we are a 50% partner with Kettler, Inc., completed construction of The Metropolitan Downtown Columbia and the property was moved into our Operating Assets segment during the first quarter of 2015. Total development costs, including land value, are expected to be $97 million, of which the venture has incurred $95.9 million as of December 31, 2015. The joint venture obtained a $64.1 million non-recourse construction loan. The loan bears interest at one-month LIBOR plus 2.40% and matures in July 2020.  As of February 1, 2016, 88.4% of the units have been leased.  We expect the property to reach stabilized annual NOI of $7.0 million by the end of 2016, of which our share would be $3.5 million.

Redevelopments

The Seaport District

Seaport District First Project

In 2013, the City of New York executed the amended and restated ground lease for South Street Seaport and we provided a completion guarantee to the City for the renovation and reconstruction of the existing Pier 17 Building (“Renovation Project”). Construction began in 2013 and is expected to substantially conclude in 2017. The Renovation Project features a newly constructed pier and building and is designed to include upscale retail, restaurants and an outdoor entertainment venue on a vibrant open rooftop encompassing approximately 1.5 acres. Additionally, we are repositioning a significant portion of the 180,000 square feet of retail space in the historic area. In 2014, we entered into a 20-year lease with iPic Entertainment for 46,000 square feet in the Fulton Market Building located in the historic area. iPic Theatres will serve as an anchor attraction for residents, workers and tourists, and we expect the historic area to be substantially repositioned by the end of 2016. We have incurred $192.6 million of development costs on this project which include $9.9 million of demolition costs and $12.0 million of development-related marketing costs, net of insurance proceeds received of $47.9 million as of December 31, 2015.

In the third quarter 2015, we formed a partnership with renowned Chef and Restaurateur Jean-Georges Vongerichten to bring two new, unique culinary experiences to the Seaport District. Subject to obtaining the requisite approvals from the City as discussed in the Seaport District Second Project below, Jean-Georges will introduce a 40,000 square foot food market in the Tin Building.  A 10,000 square foot flagship seafood restaurant will also be located within the new Pier 17 building.  We also executed a lease with McNally Jackson Books for a 7,100 square foot store in Schermerhorn Row in the historical district. We expect that these important leasing transactions will accelerate pre-leasing activity for our first project in advance of its completion date.

Due to the complex nature of the Pier 17 reconstruction, historic area renovation, the Superstorm Sandy remediation and leasing of the vacant space, our estimates of the total costs for the first project will likely be revised as the development progresses.  The total current cost estimate for the project is $514 million, net of $47.9 million of insurance proceeds received and applied toward our development expenditures (discussed further below).  A significant portion of the increase in estimated costs, compared to prior years includes a discretionary amount that will ultimately be determined based on the structure and economics of the leases and operating agreements with, and mix of, prospective tenants in the first project.  The current estimate also includes design revisions required by New York City due to flood zone designation changes required by FEMA subsequent to Superstorm Sandy, changes to the Pier 17 building that would have either been required expenditures in the future or will make it operationally more efficient, enhancement of the initial design, and adjustments for increases in construction costs.

Seaport District Second Project

The public approval process we began on December 10, 2014 for our further redevelopment of the Seaport District, including up to approximately 700,000 square feet of additional space, was suspended in early 2015, and we currently have no timetable for resuming that public process. Our current proposal includes a Minor Modification of the 2013 ULURP Approval for Pier 17 and the reconstruction of the Tin Building.  This Pier 17 Minor Modification includes the demolition of the Link Building and head house structure for the Pier 17 building, completion of the previously approved façade treatment along the western elevation of the building, and the installation of a reconfigured access drive.  The Tin Building reconstruction includes cataloguing important historical elements of the Tin Building, deconstructing the Tin Building, demolishing and reconstructing the platform pier and then reconstructing the Tin Building. Finally, the access drive would be extended around the Tin Building to create a one-way access drive for service and vehicular circulation.  The joint venture partnership with Jean-Georges Vongerichten to operate a food market in the reconstructed Tin Building is contingent upon receiving the approvals described herein. We are still processing the necessary approval to move forward with the Pier 17 Minor Modifications and the Tin Building reconstruction and there can be no assurance that we will ultimately obtain the entitlements needed to move forward with this project.

Superstorm Sandy Insurance Recoveries

On October 29, 2012, as a result of Superstorm Sandy, the historic area of South Street Seaport (area west of the FDR Drive) suffered significant damage due to flooding.  We have collected $47.9 million in insurance proceeds through December 31,

2015 and the claim is in litigation because we are seeking recoveries greater than what the insurance companies have paid to date. We recognized $0.3 million,  $24.6 million and $12.2 million of insurance recoveries during the years ended December 31, 2015, 2014 and 2013, respectively in Other Income, net.  Insurance recoveries are excluded from NOI. There can be no assurance that we will recover any additional insurance proceeds.

Strategic Developments

Our Strategic Development assets generally require substantial future development to achieve their highest and best use. Most of the properties and projects in this segment generate no revenues with the exception of our condominium projects for which we use percentage of completion accounting to recognize revenues during the construction phase. Our expenses relating to these assets are primarily related to costs associated with selling condominiums, marketing costs associated with our strategic developments, operational costs associated with the IBM building that serves as a world class information center and sales gallery for the entire Ward Village Master Plan development, carrying costs, such as property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Development asset, we would expect that with the exception of the residential portion of our condominium projects, upon completion of development, the asset would be reclassified to the Operating Assets segment when the asset is placed in service and NOI would become an important measure of its operating performance.

Total revenue and expenses for the Strategic Development segment are summarized as follows:

Strategic Developments Revenues and Expenses (*)

	Year Ended December 31,			2015 - 2014	2014 - 2013
(in thousands)	2015	2014	2013	Change	Change

Minimum rents	$899	$609	$763	$290	$(154)
Condominium rights and unit sales	305,284	83,565	32,969	221,719	50,596
Other land, rental and property revenues	1,734	806	330	928	476
Total revenues	307,917	84,980	34,062	222,937	50,918

Condominium rights and unit cost of sales	191,606	49,995	16,572	141,611	33,423
Rental and other property operations	7,431	7,372	8,304	59	(932)
Provision for doubtful accounts	32	16	-	16	16
Demolition costs	622	22	-	600	22
Development-related marketing costs	15,719	13,013	1,449	2,706	11,564
Depreciation and amortization	3,240	1,706	189	1,534	1,517
Other expense/(income)	104	(2,373)	(3,609)	2,477	1,236
Total expenses	218,754	69,751	22,905	149,003	46,846

Operating Income	89,163	15,229	11,157	73,934	4,072

Interest (income) expense, net (a)	(6,835)	(11,918)	(4,318)	5,083	(7,600)
Equity in Earnings from Real Estate and Other Affiliates	(1,838)	(21,311)	(10,535)	19,473	(10,776)
Strategic Developments EBT	$97,836	$48,458	$26,010	$49,378	$22,448

(*)    For a reconciliation of Strategic Developments EBT to consolidated income (loss) before taxes, please refer to Note 17 - Segments.

(a)	Negative interest expense amounts are due to interest capitalized in our Strategic Developments segment related to Operating Assets segment debt and the Senior Notes.

Condominium rights and unit sales for the year ended December 31, 2015, include $305.3 million of revenue primarily related to our Waiea and Anaha Condominium projects. We began recognizing revenue for the Waiea and Anaha Condominium projects in the fourth quarter 2014 and the second quarter 2015, respectively. The increase in condominium rights and unit sales in 2015 as compared to 2014 is primarily due to recognizing revenue on our Waiea Condominium project for one full year in 2015 as compared to one quarter in 2014 and recognizing revenue on our Anaha Condominum project for three quarters in 2015. The increase in condominium rights and unit sales in 2014 as compared to 2013 is primarily due to recognizing revenue on our ONE Ala Moana project for one full year in 2014, as compared to two quarters in 2013, and recognizing revenue on our

Waiea Condominum project in the fourth quarter 2014. This increase was offset by $18.8 million of lower revenue from the sale of our condominium rights to the joint venture which developed ONE Ala Moana. ONE Ala Moana was developed in a non-consolidated joint venture, and the revenues recognized by us relate to the gain on sale of our land to the joint venture. All other income from selling units at ONE Ala Moana was recognized through equity in earnings from non-consolidated subsidiaries and affiliates. The condominium rights and unit sales for the year ended December 31, 2013 represent partial recognition of the gain relating to the sale of the condominium rights to the joint venture, in which we have a 50% interest.

Other land, rental and property revenues increased in 2015 as compared to prior years primarily as the result of income earned for development management services related to the build out of the ExxonMobil space at 1725 & 1735 Hughes Landing Boulevard.

Condominium rights and unit costs of sales primarily represent development and construction costs relating to the revenues recognized on Waiea and Anaha sales in 2015 and Waiea sales in 2014. The book value of condominium rights sold to the ONE Ala Moana joint venture were recorded as cost of sales in 2015, 2014 and 2013.

Development-related marketing costs are costs that we incur to enhance the Howard Hughes brand name, generate demand for our development and redevelopment projects and sustain consumer and industry relationships. For the year ended December 31, 2015, these costs were primarily attributable to strategic development projects at Ward Village, The Woodlands, South Street Seaport and Downtown Columbia. These increases are due to a $5.6 million increase at Ward Village, which primarily related to our Ward Gateway and Ae‘o (formerly Block M) projects (described hereafter), and $0.8 million increase at our Woodlands projects. These costs were offset by $3.8 million in lower costs related to the opening of our Downtown Summerlin project in the fourth quarter 2014. The increase in development-related marketing costs in 2014 as compared to 2013 is primarily caused by increased marketing efforts at Ward Village, Downtown Summerlin, South Street Seaport and our Downtown Columbia Redevelopment Project.

Depreciation and amortization increased for the year ended December 31, 2015 compared to 2014, and compared to 2013, as a result of beginning depreciation on the IBM Building renovations, which were placed in service during the end of first quarter 2014.

Other expense (income) primarily consists of the sale of land parcels (at our various projects) to joint ventures in which we are a partner to third parties. Revenues vary year to year depending on the number of parcels sold and the selling price.

Net interest (income) expense decreased for the year ended December 31, 2015 as compared to December 31, 2014 due to completing projects and placing them in service. Net interest (income) expense increased for the year ended December 31, 2014 as compared to December 31, 2013 due to higher capitalized interest from more projects being under construction than in 2013. In addition, Equity in Earnings from Real Estate and Other Affiliates represents our share of the profit from the ONE Ala Moana condominium venture. Equity in earnings during the year ended December 31, 2015 is lower as the project was substantially complete as of December 31, 2014. As of December 31, 2015, all the units had been sold and closed.

The following describes the status of our active Strategic Development projects as of December 31, 2015:

Bridgeland

Lakeland Village Center

In the second quarter 2015, we began construction of Lakeland Village Center, a CVS anchored neighborhood retail center. Completion is expected in the second quarter 2016. Total development costs are expected to be approximately $16 million, and we have incurred $9.1 million as of December 31, 2015. We expect to reach stabilized annual NOI of approximately $1.7 million in 2018. On May 15, 2015, we closed on a $14.0 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.35% with an initial maturity date of May 15, 2018, with two, one-year extension options. As of February 1, 2016, the project is 32.9% pre-leased.

Downtown Columbia Redevelopment District

Merriweather District

During the first quarter 2015 we received county approval of our development plan which allows new development density for up to 4.9 million square feet, to include office, residential and retail. In the fourth quarter 2015, we received county approval for the construction of the first office building in the Merriweather District – One Merriweather. The approval also allows for the development of another office building and a garage serving both office buildings.

One Merriweather – We began construction of One Merriweather, a Class A office building and an adjacent garage during the fourth quarter 2015 and anticipate completion of the project during the fourth quarter 2016. Total estimated development costs are approximately $78 million, inclusive of approximately $15 million of development costs related to the parking garage. As of December 31, 2015 we have incurred development costs of $7.1 million. As of February 1, 2016, 49.0% of the building is pre-leased to MedStar Health, the largest healthcare provider in the region. We expect to reach stabilized annual NOI of approximately $5.1 million in 2020.  On February 25, 2016, we closed on a $49.9 million non-recourse construction loan for this project, bearing interest at one-month LIBOR plus 2.15% with an initial maturity date of February 25, 2020, with a one-year extension option.

Parcel C

The Parcel C venture located in Columbia, Maryland, of which we are a 50% partner with Kettler, began construction on a 437-unit, Class A apartment building with 29,000 square feet of ground floor retail in January 2016. We anticipate the first units will be available for rent in the first quarter 2017. We expect the property to reach projected annual stabilized NOI of approximately $8.1 million in 2019, of which our share would be $4.0 million. The development site is adjacent to The Metropolitan Downtown Columbia. In January 2016, we also closed on an $88.0 million non-recourse construction loan which bears interest at one-month LIBOR plus 2.40% and has an initial maturity in February, 2020, with  three one-year extension options.  Total development costs are expected to be approximately $108 million, of which the venture had incurred $3.3 million as of December 31, 2015. Our partner will provide construction and property management services. Our total investment in this project was $7.1 million as of December 31, 2015.

Constellation (formerly known as Summerlin Apartments)

We entered into a joint venture with Calida to construct, own and operate a 124-unit gated luxury apartment development in Summerlin. We are a 50% partner with Calida and unanimous consent of the partners is required for all major decisions. The venture commenced construction in February 2015 and plans to open the project in stages, with the first units being available for rent in the first quarter 2016. We expect to reach projected annual stabilized NOI of approximately $2.3 million in 2018, of which our share would be $1.1 million. Total estimated costs are $24 million, including land value, of which the venture had incurred $12.8 million as of December 31, 2015. The project is financed by a $15.8 million construction loan. The loan bears interest at one month LIBOR plus 2.50% and matures in February of 2018, with two, one-year extension options. Upon a sale of the property, we are entitled to 50% of the proceeds up to an amount determined by applying a 7.0% capitalization rate to the joint venture’s NOI and then 100% of proceeds above that amount.

The Woodlands

Hughes Landing

Construction has been completed on four office buildings, one hotel, one multi-family project and one retail project. Accordingly, One Hughes Landing, Two Hughes Landing, 1725 & 1735 Hughes Landing Boulevard, Hughes Landing Hotel (Embassy Suites), One Lakes Edge and Hughes Landing Retail were transferred to the Operating Assets segment during 2015.

Three Hughes Landing – During the third quarter 2014, we began construction of Three Hughes Landing, a Class A office building, and completion of the project is dependent on lease-up and tenant build-out. Total estimated development costs are approximately $90 million, of which we have incurred $52.6 million as of December 31, 2015. The remaining development costs to be incurred relate to completion of the building shell and estimated leasing and tenant buildout costs. The project is currently 2.4% pre-leased, and leasing activities have been much slower than our experience with One and Two Hughes Landing because of the economic slowdown in Houston caused by low oil prices; however, we believe that its location within the highly desirable Hughes Landing development positions this building well compared to other office buildings to ultimately attract high quality tenants, but at a slower pace in current market conditions compared to prior periods. We underwrote the project to reach projected annual stabilized NOI of approximately $7.6 million in 2018; however, the actual amount of NOI and year of stabilization will depend greatly on the Houston economic conditions.  The project is financed by a $65.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.35% with an initial maturity date of December 5, 2017, with two, one-year extension options.

Waterway Square Hotel (Westin) –  In the second quarter 2014, we began construction of the Waterway Square Hotel, a Westin-branded hotel that we will own and manage. We expect to complete and open the hotel in March 2016. Total development costs are expected to be approximately $97 million, of which we have incurred $78.0 million as of December 31, 2015. We expect to reach projected annual NOI of approximately $10.5 million in 2018 assuming more stable local market conditions than we are currently experiencing due to the dramatic decline in oil prices. This hotel is well-located adjacent to several office buildings in The Woodlands Town Center and should benefit from the embedded business demand in the area. The project is financed by a $69.3 million construction loan bearing interest at one-month LIBOR plus 2.65% with an initial maturity date of August 6, 2018, with a one-year extension option.

Alden Bridge Self-Storage Facilities

The Alden Bridge Self-Storage Facilities represent our first developments of this commercial property type and include a combined 1,320 units located on over seven acres.

We began construction on HHC 242 Self Storage Facility located in Alden Bridge, a neighborhood within The Woodlands, in the third quarter 2015 and anticipate completion during the fourth quarter 2016. This facility is located on 4.0 acres and will comprise 670 units aggregating approximately 82,000 square feet. Total estimated costs are approximately $8.6 million, of which we have incurred $0.7 million as of December 31, 2015. We expect to reach stabilized annual NOI of approximately $0.8 million in 2020. On October 23, 2015, we closed on a $6.7 million non-recourse construction loan for this facility, bearing interest at one-month LIBOR plus 2.60% with an initial maturity date of October 2019, with two one-year extension options.

We began construction on HHC 2978 Self Storage Facility, also located in Alden Bridge, in January 2016 and anticipate completion during the first quarter 2017. This facility is located on 3.1 acres and will comprise 650 units aggregating approximately 79,000 square feet. Total estimated costs are approximately $8.5 million, of which we have incurred $0.2 million as of December 31, 2015. We expect to reach stabilized annual NOI of approximately $0.8 million in 2020. On January 27, 2016, we closed on a $6.4 million non-recourse construction loan for this facility, bearing interest at one-month LIBOR plus 2.60% with an initial maturity date of January 2020, with two, one-year extension options.

Ward Village

In the fourth quarter 2012, we announced plans to transform the property into a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets.

In the first quarter 2014, we completed the renovation of the IBM Building. In February 2014, we began public presales for Waiea and Anaha, the first two mixed-use market rate residential towers.  In July 2015, we began public presales for Ae‘o and the first Gateway Tower, the third and fourth mixed-use market rate residential towers. Sales contracts are subject to a 30-day rescission period, and the buyers are required to make a deposit equal to 5% of the purchase price at signing and an additional 5% deposit 30 days later at which point their total deposit of 10% of the purchase price becomes non-refundable. Buyers are then required to make an additional 10% deposit within approximately 90 days of our receipt of the second deposit.

Waiea -  In the second quarter 2014, we began construction on Waiea, and we expect to complete the condominium tower by the end of 2016. As of February 1, 2016, 158 of the 174 total units were under contract. These contracted sales represent 90.8% of total units and 85.8% of the total residential square feet available for sale. Total development costs are expected to be approximately $403 million, excluding land value, which includes $6.3 million of development-related marketing costs that are being expensed as incurred. As of December 31, 2015, we have incurred $198.7 million of development costs of which $5.5 million were development-related marketing costs. During the fourth quarter 2014, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of December 31, 2015, the project was approximately 50.0% complete. On December 17, 2015 we announced that world renowned restaurateur Nobu Matsuhisa will relocate his restaurant, Nobu, from its current Waikiki location to an approximately 8,000 square foot space at the base of Waiea.

Anaha – In the fourth quarter 2014, we began construction of Anaha, and we expect to complete the condominium tower during the second quarter 2017. As of February 1, 2016, 278 of the 317 total units were under contract. These contracted sales represent 87.7% of total units and 80.0% of the total residential square feet available for sale. Total development costs are expected to be approximately $401 million, excluding land value, which includes $5.8 million of development-related marketing costs that are being expensed as incurred. As of December 31, 2015, we have incurred $106.4 million of development costs of which $4.8 million were development-related marketing costs. During the second quarter 2015, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of December 31, 2015, the project was approximately 26.8% complete. As of February 1, 2016, 73.1% of the retail space at Anaha is pre-leased and is anchored by Hawaii restaurant, Merriman’s.

On November 6, 2014 we closed on a $600.0 million non-recourse construction loan cross-collateralized by Waiea and Anaha bearing interest at one-month LIBOR plus 6.75% with an initial maturity date of November 6, 2017, with two, one-year extension options.

Ae‘o (formerly known as Ward Block M) – Construction of the 389,000 square foot Ae‘o  tower and the 54,000 square foot Whole Foods Market, located on the same block, commenced in February 2016, with completion scheduled in 2018. Initial total estimated costs are $430 million. As of February 1, 2016, 207 of the 466 total units were under contract, representing 44.4% of total units and 37.2% of the total residential square feet available for sale. We have incurred $18.8 million of development costs on this project as of December 31, 2015.

Ke Kilohana (formerly known as Ward Workforce Tower) - We continue to finalize plans and a project budget for the development and sale of this tower. We submitted condominium documents to the Hawaii Real Estate Commission and anticipate approval early in 2016. As of December 31, 2015, we have incurred $8.3 million of development costs on this project. Additionally, on July 29, 2015 we announced plans to bring an approximately 22,000 square-foot Longs Drugs to the ground floor of Ke Kilohana.

Gateway Towers – Construction of the two towers will be subject to obtaining an acceptable level of pre-sales and financing for the project. Pre-sales for the first residential tower containing 125 units began in July 2015. We expect contracted unit sales in this tower to be much slower than Waiea, Anaha and Ae‘o because the pricing and marketing of these units is targeted towards a smaller segment of the market. We have incurred $14.3 million of pre-development costs for the first tower as of December 31, 2015 and are finalizing the project budget. We continue pre-development activities for the development of the second tower and have incurred $12.5 million as of December 31, 2015.

The following table summarizes our projects under construction, and related debt, for Operating Assets and Strategic Developments as of December 31, 2015. During January 2016, we began construction and received financing for HHC 2978 Alden Bridge, the second self-storage facility in The Woodlands. Projects that are substantially complete and which have been placed into service are included in the following table if the project had more than $1 million of estimated costs remaining to be incurred. Typically, these amounts represent budgeted tenant allowance capital to bring the asset to stabilized occupancy. Projects that are substantially complete and therefore have been placed in service in the Operating Assets segment may still require some capital for remaining tenant build-out.

(In thousands) Announced Project	Total Estimated Costs (a)	Costs Paid Through December 31, 2015 (b)	Estimated Remaining to be Spent	Buyer Deposits/ Tenant Reimbursements	Buyer Deposits/ Tenant Reimbursements Drawn Through December 31, 2015	Remaining Buyer Deposits/Tenant Reimbursements to be Drawn	Committed/ Allocated Debt (c)	Amount Drawn Through December 31, 2015	Remaining Debt to be Drawn	Estimated Costs Remaining in Excess of Remaining Financing to be Drawn (d)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(D) - (E) = (F)	(G)	(H)	(G) - (H) = (I)	(C) - (F) - (I) = (J)
South Street Seaport	514,083	143,127	370,956	-	-	-	-	-	-	370,956	(e)	2017
Downtown Summerlin	418,304	395,758	22,546	-	-	-	311,800	289,804	21,996	550	(f)	Complete
Hughes Landing Retail	36,207	30,179	6,028	-	-	-	36,575	28,726	7,849	(1,821)	(g)	Complete
One Lakes Edge	88,494	81,897	6,597	-	-	-	73,525	67,517	6,008	589	(h)	Complete
1725-35 Hughes Landing Boulevard	213,466	167,869	45,597	61,102	58,083	3,019	132,474	89,677	42,797	(219)	(i)	Complete
Hughes Landing Hotel (Embassy Suites)	46,363	35,289	11,074	-	-	-	32,413	20,064	12,349	(1,275)	(j)	Complete
Total Operating Assets	1,316,917	854,119	462,798	61,102	58,083	3,019	586,787	495,788	90,999	368,780

Strategic Developments
Waterway Square Hotel (Westin)	97,380	63,625	33,755	-	-	-	69,334	33,361	35,973	(2,218)		Q1 2016
Three Hughes Landing	90,162	48,620	41,542	-	-	-	65,455	23,268	42,187	(645)	(k)	2016
Lakeland Village Center	16,274	6,616	9,658	-	-	-	14,000	-	14,000	(4,342)	(l)	Q2 2016
HHC 242 Self-Storage	8,488	566	7,922	-	-	-	6,658	-	6,658	1,264	(m)	Q4 2016
One Merriweather	78,187	3,013	75,174	-	-	-	-	-	-	75,174		Q4 2016
Waiea	403,440	157,404	246,036	114,570	112,405	2,165	253,461	21,726	231,735	12,136	(n)	Q4 2016
Anaha	401,314	87,207	314,107	70,678	65,319	5,359	315,124	6,091	309,033	(285)	(n)	Q2 2017
Total Strategic Developments	1,095,245	367,051	728,194	185,248	177,724	7,524	724,032	84,446	639,586	81,084

Combined Total at December 31, 2015	$ 2,412,162	$ 1,221,170	$ 1,190,992	$ 246,350	$ 235,807	$ 10,543	$ 1,310,819	$ 580,234	$ 730,585	$ 449,864

					One Merriweather Anticipated Financing					(49,929)
					Est. Costs to be funded net of financing assuming closing on pending financing					$ 399,935

(a)

Total Estimated Costs represent all costs to be incurred on the project which include construction costs, demolition costs, marketing costs, capitalized leasing, payroll or project development fees, deferred financing costs and advances for certain accrued costs from lenders and excludes land costs and capitalized corporate interest allocated to the project.  Total Estimated Costs for Waiea Condominiums and Anaha Condominiums exclude infrastructure and amenity cost allocations related to Ward Village.

(b)

Costs Paid Through December 31, 2015 include construction costs, demolition costs, marketing costs, capitalized leasing, payroll or project development fees, deferred financing costs and advances for certain accrued costs from lenders.

(c)	Committed/ Allocated Debt details:
•

1725-35 Hughes Landing Boulevard has construction financing of $143.0 million. The amount above includes construction costs and excludes $5.2 million of operating reserves and $5.6 million of interest reserves to be utilized after the asset is placed in service.

•

Hughes Landing Hotel has construction financing of $37.1 million. The amount above includes $32.4 million of construction costs and excludes $2.0 million for garage expansion and a  $2.7 million earn out commitment when a 12% debt yield is achieved.

(d)

Negative balances represent cash to be received in excess of Estimated Remaining to be Spent.  These items are primarily related to December costs that were paid by us but not yet reimbursed by the lender. We expect to receive funds from our lenders for these costs in the future.  Positive balances represent cash that remains to be invested or amounts drawn in advance of costs paid.

(e)

South Street Seaport Total Estimated Costs and Costs Paid Through December 31, 2015 are net of $47.9 million of insurance proceeds received.  We anticipate seeking financing for this project in the future.

(f)	Downtown Summerlin was placed in service in October 2014.
(g)	Hughes Landing Retail was placed in service in March 2015.
(h)	One Lakes Edge was placed in service in April 2015.
(i)

1725-35 Hughes Landing Boulevard Total Estimated Costs include approximately $61 million of tenant improvements that will be reimbursed directly by ExxonMobil, of which $58.1 million has been received as of December 31, 2015.  These Tenant Reimbursements are shown above as an additional source of funds for project costs.  Asset was placed in service in November 2015.

(j)	Hughes Landing Hotel was placed in service in December 2015.
(k)	The Three Hughes Landing building shell is substantially complete. Final completion of the building is dependent upon lease-up and tenant build-out.
(l)	Lakeland Village Center has pending loan draws which will be released when pre-leasing has reached 30%. Asset is currently 29% pre-leased.
(m)	Alden Bridge Self-Storage financing of $6.7 million was completed in October 2015. Project has not reached equity requirements.
(n)

Both Waiea and Anaha currently have nonrefundable Buyer Deposits that are required to be utilized to fund project costs prior to drawing on the loan.  When additional Buyer Deposits are received from additional unit sales, those deposits are also required to be used for project costs once the rescission period passes.  Based on actual sales as of December 31, 2015, we anticipate only utilizing approximately $569 million of the total $600 million committed debt for both projects.  If all the remaining condominium units are sold, we currently estimate a total of approximately $53 million of additional buyer deposits that could be available to fund project costs, thereby further reducing the total amount needed to be drawn from the committed construction loan.

The following table represents our capitalized internal costs by segment for the years ended December 31, 2015, 2014 and 2013:

	Capitalized Internal Costs			Capitalized Internal Costs Related to Compensation Costs
	Year Ended December 31,			Year Ended December 31,
(In millions)	2015	2014	2013	2015	2014	2013
MPC segment	$9.5	$7.1	$8.9	$7.3	$4.5	$5.6
Operating Assets segment	10.1	9.3	5.1	7.5	7.5	4.3
Strategic Developments segment	19.8	15.1	4.4	15.1	12.1	3.7
Total	$39.4	$31.5	$18.4	$29.9	$24.1	$13.6

Capitalized internal costs (which include compensation costs) have increased among all of our segments, primarily due to higher staff allocations as a result of more development/redevelopment in all three segments.

Impairments

We evaluate our real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability in this context means that the expected cumulative undiscounted future cash flows of an asset are less than its carrying value. The recoverability analysis, as an accounting concept, considers hold periods, but ignores when the future cash flows are expected to be received within that hold period and whether we currently expect to receive an above or below market rate of return over our anticipated holding period. If expected cumulative undiscounted cash flows are less than the carrying value, then we are required to record the asset at the lower of its carrying value or fair value. The process for deriving fair value involves discounting the expected future cash flows at a rate of return that we believe an investor would require based on the risk profile of the cash flows and returns available in the market for other investments having similar risk. We may also use other inputs such as appraisals and recent transactions for comparable properties, if appropriate. Book value for assets that have been recently impaired from an accounting perspective may more likely reflect market value than book values of assets that have not been impaired; consequently, unimpaired assets may be expected to generate above or below market returns relative to their respective book values. The lower book basis resulting from an impairment charge increases reported profitability from the asset in future periods, but has no impact on cash flow. For the years ended December 31, 2015, 2014 and 2013, we evaluated whether impairment indicators existed at all of our assets. In most instances, we concluded no impairment indicators were present. When indicators of impairment were present, we reconsidered expected cash flows and concluded that there were no impairments.

Liquidity and Capital Resources

Our primary sources of cash include cash flows from land sales in our MPC segment, cash generated from our operating assets, deposits from condo sales, first mortgage financings secured by our assets and the corporate bond markets. To a lesser extent, we also may generate cash for reinvestment through sales of non-core assets. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and redevelopment opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our developments. We also provided a completion guarantee to the City of New York for the Pier 17 Renovation Project. Currently we have chosen not to finance the Renovation Project for strategic reasons. However, we currently intend to raise additional capital through a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and by selling non-core assets at the appropriate time.

Total outstanding debt was $2.4 billion as of December 31, 2015. Our share of the debt of our Real Estate Affiliates, which is non-recourse to us, totaled $64.8 million. Please refer to Note 8 – Mortgages, Notes and Loans Payable to our Consolidated Financial Statements for a table showing our debt maturity dates.

The following table summarizes our net debt on a segment basis as of December 31, 2015. Net debt is defined as  mortgages, notes and loans payable, including our ownership share of debt of our Real Estate and Other Affiliates, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID and MUD receivables. Although net debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

(In thousands) Segment Basis (a)	Master Planned Communities	Operating Assets		Strategic Developments		Segment Totals	Non- Segment Amounts	Total December 31, 2015
Mortgages, notes and loans payable	$282,889	$1,390,410	(b)	$85,877	(c)	$1,759,176	$762,027	$2,521,203
Less: cash and cash equivalents	(157,533)	(112,641)	(d)	(67,695)	(e)	(337,869)	(135,643)	(473,512)
Special Improvement District receivables	(72,558)	—		—		(72,558)	—	(72,558)
Municipal Utility District receivables	(139,946)	—		—		(139,946)	—	(139,946)
Net Debt	$(87,148)	$1,277,769		$18,182		$1,208,803	$626,384	$1,835,187

(a)	Please refer to Note 17 - Segments.
(b)

Includes our $63.4 million share of debt of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim #1, The Metropolitan Downtown Columbia and Millennium Woodlands Phase II, LLC).

(c)	Includes our $1.4 million share of debt of our Real Estate and Other Affiliates in Strategic Developments segment (Constellation).
(d)

Includes our $4.0 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim #1,  Clark County Las Vegas Stadium, LLC, Millennium Woodlands Phase II, LLC, The Metropolitan Downtown Columbia and Stewart Title).

(e)

Includes our $2.4 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Strategic Developments segment (KR Holdings, LLC, HHMK Development, LLC,  Parcel C and Constellation).

Cash Flows

Operating Activities

The cash flows and earnings generated from each business segment’s activities will likely vary significantly from year to year given the changing nature of our development focus.  Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2015.  Operating cash continued to be utilized in 2015 to fund ongoing development expenditures in our Strategic Development and MPC segments, consistent with prior years.

The cash flows and earnings from the MPC business can be much more variable than from our operating assets because the MPC business generates revenues from land sales rather than recurring contractual revenues from operating leases. MPC Land sales are a substantial portion of our cash flows from operating activities and are partially offset by development costs associated with the land sales business and acquisitions of land that is intended to ultimately be developed and sold.

Net cash provided by operating activities was $23.9 million for the year ended December 31, 2015 compared to net cash used in operating activities of $58.3 million for the year ended December 31, 2014.

The $82.2 million net increase in cash in 2015 was primarily related to the following:

Increases in operating cash flow:

•	Release of condominium buyer deposits from escrow of $177.7 million;
•	Decreased MPC land acquisitions of $93.6 million compared to 2014;
•	Decreased leasing costs of $24.9 million primarily from the opening at Downtown Summerlin;
•	NOI contribution of $45.6 million primarily from property openings and acquisitions in 2014;
•	Deferred rental income payments of $46.4 million from ExxonMobil;
•	Note repayment from a homebuilder at Summerlin of $20.2 million;
•	Greater builder price participation collections of $5.9 million; and
•	The net $65.3 cash impact in 2014 of the Tax Indemnity Settlement and payment to the IRS which reduced 2014 operating cash flow.

Decreases in operating cash flow:

•	Greater Condominium and MPC expenditures of $171.6 million;
•	Decreased MPC Land sales of $136.3 million;
•	Decreased MUD collections of $31.1 million;
•	Distributions from ONE Ala Moana joint venture in 2014 of $28.1 million;
•	Absence in 2015 of the collection of $27.9 million of insurance proceeds from Superstorm Sandy received in 2014, of which $15.0 million was included in operating activities;
•	Higher interest payments of $14.1 million due to a higher debt balance; and
•	Other miscellaneous items of $1.2 million.

The $187.6 million net decrease in cash provided by operating activities for the year ended December 31, 2014 compared to the same period in 2013 was primarily due to the following:

Decreases in operating cash flow:

•	Greater MPC land acquisitions of $106.6 million;
•	Greater interest, leasing, development-related marketing and general and administrative expenses of $110.7 million;
•	Greater MPC development and condominium expenditures of $61.9 million; and
•	A net $65.3 cash impact in 2014 of the Tax Indemnity Settlement and payment to the IRS which reduced 2014 operating cash flow.

Increases in operating cash flow:

•	$56.5 million of increased MPC land sales;
•	$54.5 million of increased MUD collections;
•	$28.1 million of increased distributions from our Real Estate Affiliates for the year ended December 31, 2014 compared to the same period in 2013; and
•	$47.5 million of cash proceeds from the sale of our ONE Ala Moana condominium air rights into a joint venture in 2013 which did not recur in 2014.

Investing Activities

Net cash used in investing activities was $575.6 million, $746.5 million, and $294.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Cash used for property developments expenditures and operating property improvements, was $602.4 million, $773.8 million, and $270.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decreased development expenditures in 2015 compared to 2014 relate primarily to lower development spending as compared to the prior year on construction of South Street Seaport, 3831 Technology Forest Drive, One Lakes Edge, Two Hughes Landing, Three Hughes Landing, 1725-35 Hughes Landing Boulevard, Waterway Square Hotel, Hughes Landing Hotel, and others. The development expenditures were offset by cash provided by investing activities for the year ended December 31, 2015 relating to the sale of The Club at Carlton Woods, which generated cash proceeds of $25.1 million.

The increased development expenditures in 2014 compared to 2013 relate primarily to the construction of Downtown Summerlin, Hughes Landing office and retail properties, 3 Waterway Square, Ward Village, South Street Seaport, Columbia Office Properties, and the Outlet Collection at Riverwalk.

Financing Activities

Net cash provided by financing activities was $436.5 million for the year ended December 31, 2015. The net proceeds from new loan borrowings and refinancing activities were slightly offset by scheduled amortization payments on our debt and were used to partially fund development activity at our condominium and other development projects.  In 2015, cash provided by financing activities included loan proceeds of $583.8 million from new borrowings or refinancings of existing debt relating to Bridgeland and The Woodlands MPCs, The Woodlands Resort and Conference Center, Two Hughes Landing, 10-60 Columbia Corporate Center, 1725-1735 Hughes Landing Boulevard, Hughes Landing Hotel (Embassy Suites), The Westin The

Woodlands, Hughes Landing Retail, One Lakes Edge and 3831 Technology Forest. Additionally, we issued $54 million in SID bonds to benefit our Summerlin MPC, of which $39.2 million remains held in escrow as of December 31, 2015.

Net cash provided by financing activities was $470.3 million for the year ended December 31, 2014. Cash provided by financing activities for 2014 included loan proceeds of $597.6 million from the issuance of mortgages, notes and loans payable. The proceeds partially funded development activity at the Bridgeland MPC, 3 Waterway Square, Two Hughes Landing, One Lakes Edge, 1725-35 Hughes Landing Boulevard, and Downtown Summerlin, and refinanced existing debt to extend maturities and to take advantage of lower interest rates. Comparatively, for the year ended December 31, 2013, we received loan proceeds of $380.5 million from the issuance of mortgages, notes and loans payable and $739.6 million from issuance of our Senior Notes. The proceeds partially funded development activity at the Bridgeland MPC, 3 Waterway Square, One Hughes Landing and Downtown Summerlin, and refinanced existing debt to extend maturities and to take advantage of lower interest rates.

Principal payments on mortgages, notes and loans payable were $103.8 million, $120.2 million and $279.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments as of December 31, 2015:

(In thousands)	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years	Total

Mortgages, notes and loans payable (a)	$272,269	$381,134	$615,623	$1,187,328	$2,456,354
Interest payments (b)	108,018	198,118	155,042	112,134	573,312
Ground lease and other leasing commitments	8,766	18,109	15,485	304,660	347,020
Total	$389,053	$597,361	$786,150	$1,604,122	$3,376,686

(a)	Based on final maturity, inclusive of extension options.
(b)	Interest is based on the borrowings that are presently outstanding and current floating interest rates.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $8.3 million, $7.3 million and $6.3 million for 2015, 2014 and 2013, respectively. The amortization of above and below-market ground leases and straight-line rents included in the contractual rent amount were not significant.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $109.6 million as of December 31, 2015.

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

Acquisitions of Properties

We account for the acquisition of real estate properties constituting a business in accordance with ASC 805 Business Combinations. This methodology requires that assets acquired and liabilities assumed be recorded at their fair values on the date of acquisition.

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

Impairment indicators for our Master Planned Communities segment are assessed separately for each community and in certain circumstances, regions or projects within the community, and include, but are not limited to, significant decreases in sales pace and decreasing average selling prices. We also monitor local economic conditions and other factors that may reduce demand expectations.

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

If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flow. Significant assumptions used in the estimation of future undiscounted cash flow include, for the master planned communities, estimates of future lot sales, costs to complete and sales pace, and for properties in our Operating Assets segment and Strategic Developments segment, future market rents, renewals and capital expenditures. Historical experience in such matters and future economic projections were used to establish these assumptions. These significant assumptions are estimates and are subject to uncertainty. Actual results could differ from these estimates. A real estate asset is considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows and the carrying value is more than the fair value. To the extent an impairment provision is necessary, the excess of the carrying amount of the asset over its estimated fair value is charged to operations. In addition, the impairment is allocated proportionately to adjust the carrying amount of the asset. The adjusted carrying amount for operating assets, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset. The adjusted carrying amount for master planned communities is recovered through future land sales.

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

In two of our Master Planned Communities gains with respect to land sales whether for commercial use or for single family residences, are reported for tax purposes on the percentage of completion method. Under the percentage of completion method, a gain is recognized for tax purposes as costs are incurred in satisfaction of contractual obligations. The method used for determining the percentage complete for income tax purposes is different than that used for financial statement purposes.

As of December 31, 2015 and 2014, we had gross deferred tax assets totaling $327.4 million and $335.7 million and gross deferred tax liabilities of $396.6 million and $379.7 million, respectively. We have established a valuation allowance in the amount of $20.0 million and $18.2 million as of December 31, 2015 and 2014, respectively, against certain deferred tax assets for which it is more likely than not that such deferred tax assets will not be realized.

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

One of our consolidated entities, Victoria Ward, Limited, was formerly taxed as a REIT.  Consequently, prior to 2014 deferred taxes were not recorded on book and tax basis differences of Victoria Ward, Limited as it was believed these differences would ultimately be realized with no taxes due. In connection with the planned condominium development of Victoria Ward, the Company decided to revoke its REIT election because it would likely no longer be able to qualify for REIT status. As a result, we concluded that the book and tax basis differences in the land and buildings of Victoria Ward, Limited would be realized after such revocation of REIT status and Victoria Ward would then be taxed at the applicable corporate tax rates. Consequently, deferred tax liabilities of $46.9 million were recorded in 2014 due to the excess book over tax basis relating to land and buildings. As planned, the Company revoked its REIT election for Victoria Ward, Limited effective January 1, 2015.

Two of our subsidiaries were involved in a dispute with the IRS related to sales of certain assets in our Master Planned Communities segment.  The case was heard by the Tax Court in November 2012 and the court filed its ruling in favor of the IRS on June 2, 2014.  We appealed the decision and on October 27, 2015 the Court of Appeals upheld the Tax Court ruling, consequently we are required to change our method of tax accounting for certain transactions, which could affect the timing of our future tax payments.  Please refer to Note 9 – Income Taxes for additional information.

Capitalization of Development and Leasing Costs

We capitalize costs related to our development and leasing activities. Development costs, like planning, engineering, design and construction that are directly related to a development project are capitalized. Capitalization commences when the development activities begin and ceases when a project is completed, put on hold or we decide to not move forward with a project. Capitalized costs related to a project where we have determined not to move forward are expensed. Additionally, certain internal costs like payroll are capitalized and allocated to projects based on the amount of time employees spend on a project. We also will capitalize real estate taxes and allocated interest costs associated with development once construction commences. Leasing costs like commissions or tenant improvements are capitalized and amortized over the life of the lease or average life of a group of leases if appropriate. We do not capitalize any internal leasing costs.

Revenue Recognition and Related Matters

Land Sales Revenue

Revenues from land sales are recognized using the full accrual method at closing, when title has passed to the buyer, adequate consideration for the land has been received and we have no continuing involvement with the property. Revenue that is not recognized under the full accrual method is deferred and recognized when the required obligations are met. Revenue related to builder price participation rights is recognized as the underlying homes are sold by homebuilders.

When developed residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs benefiting the property sold through completion. In accordance with ASC 970-360-30-1, when developed land is sold, costs are allocated to each sold superpad or lot based upon the relative sales value of each superpad or lot. For purposes of allocating development costs, estimates of future revenues and development costs are re-evaluated throughout the year, with adjustments being allocated prospectively to the remaining parcels available for sale. For certain parcels of land, however, the specific identification method is used to determine the cost of sales, including acquired parcels that we do not intend to  develop or for which development was complete at the date of acquisition.

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

If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by the tenant or by us. When we are the owner of the tenant improvements, we begin to recognize revenue when the improvements are substantially complete. When the tenant is the owner of the tenant improvements, any tenant allowance funded by us is treated as a lease incentive and amortized as an adjustment to rental revenue over the lease term.

Condominium Rights and Unit Sales

Revenue recognition for contracted individual units in a condominium project are accounted for under the percentage of completion method when the following criteria are met: i) construction is beyond a preliminary stage; ii) buyer is unable to require a refund of its deposit, except for non‑delivery of the unit; iii) sufficient units are sold to assure that it will not revert to a rental property; iv) sales prices are collectible; and v) aggregate sales proceeds and costs can be reasonably estimated. Those units that do not meet the criteria use the full accrual method or deposit method which defers revenue recognition until the unit is closed.

Revenue recognized on the percentage-of-completion method is based upon the ratio of project costs incurred to date compared to total estimated project cost. Total estimated project costs include direct costs such as the carrying value of our land, site planning, architectural, construction costs, financing costs and indirect cost allocations for certain infrastructure and amenity costs which benefit the project based upon the relative sales value of the units. Changes in estimated project costs impact the amount of revenue and profit recognized on a percentage of completion basis during the period in which they are determined.  Revenue recognized in excess of amounts collected from buyers is classified as Condominium receivables and amounts collected from buyers in excess of revenue recognized to date are classified as Condominium deposits liability.

Recently Issued Accounting Pronouncements and Developments

Please refer to Note 1 - Summary of Significant Accounting Policies for additional information about new accounting pronouncements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings such that increases in interest rates will increase our payments under these debt agreements.  Increases in interest rates could make it more difficult to refinance our floating and fixed rate debt when due. As of December 31, 2015, we had $1.3 billion of variable rate debt outstanding of which $209.5 million has been swapped to a fixed-rate. We also entered into $250.0 million notional amount of forward starting swaps effective December 31, 2017 at a weighted-average swap rate of 2.65%. The purpose of these swaps is to hedge interest rate risk with respect to an anticipated future long term financing of one of our Operating Assets. Approximately $192.7 million of the $1.1 billion of total variable rate debt that has not been swapped to a fixed rate is represented by the Master Credit Facility at The Woodlands. Due to the revolving nature of this type of debt, it is generally inefficient to use interest rate swaps as a hedging instrument; rather, we have purchased an interest rate cap having a $100.0 million notional amount for this facility to mitigate our exposure to rising interest rates. We also did not swap to a fixed rate $95.7 million of the outstanding balance on the Victoria Ward financing because it is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. As of December 31, 2015, annual interest costs would increase approximately $11.0 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest costs are capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our consolidated statements of operations and consolidated statements of comprehensive income (loss) is expected to be minimal in the near term, but we would incur higher payments. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 2 – Summary of Significant Accounting Policies to our Consolidated Financial Statements, Note 8 – Mortgages, Notes and Loans Payable and Note 13 – Derivative Instruments and Hedging Activities. We intend to manage a portion of our variable interest rate exposure by using interest rate swaps and caps.

The following table summarizes principal cash flows on our debt obligations and related weighted-average interest rates by expected maturity dates as of December 31, 2015:

	Contractual Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total
(In thousands)
Mortgages, notes and loans payable	$272,269	$38,464	$342,670	$504,135	$111,488	$1,187,328	$2,456,354
Weighted - average interest rate	4.57%	4.57%	4.92%	5.70%	5.94%	4.28%

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 Framework). Management concluded, based on its assessment, that The Howard Hughes Corporation’s internal control over financial reporting was effective as of December 31, 2015. Ernst & Young, LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2015, as stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

The Howard Hughes Corporation

We have audited The Howard Hughes Corporation’s (the Company) internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Howard Hughes Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Howard Hughes Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Howard Hughes Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2015 of The Howard Hughes Corporation and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX

February 29, 2016

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the relevant information included in our proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the relevant information included in our proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the relevant information included in our proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the relevant information included in our proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the relevant information included in our proxy statement for our 2016 Annual Meeting of Stockholders.

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

THE HOWARD HUGHES CORPORATION

/s/ David R. Weinreb
David R. Weinreb
Chief Executive Officer	February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board and Director	February 29, 2016
William Ackman

/s/ David R. Weinreb	Director and Chief Executive Officer	February 29, 2016
David R. Weinreb	(Principal Executive Officer)

/s/ Andrew C. Richardson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016
Andrew C. Richardson

*	Director	February 29, 2016
Adam Flatto

*	Director	February 29, 2016
Jeffrey Furber

*	Director	February 29, 2016
Gary Krow

*	Director	February 29, 2016
Allen Model

*	Director	February 29, 2016
R. Scot Sellers

*	Director	February 29, 2016
Steven Shepsman

*	Director	February 29, 2016
Burton M. Tansky

*	Director	February 29, 2016
Mary Ann Tighe

*/s/ David R. Weinreb
David R. Weinreb
Attorney-in-fact

THE HOWARD HUGHES CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

The Howard Hughes Corporation

We have audited the accompanying consolidated balance sheets of The Howard Hughes Corporation (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Howard Hughes Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, TX
February 29, 2016

THE HOWARD HUGHES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2015	2014

Assets:
Investment in real estate:
Master Planned Community assets	$1,642,842	$1,641,063
Land	322,462	317,211
Buildings and equipment	1,772,401	1,243,979
Less: accumulated depreciation	(232,969)	(157,182)
Developments	1,036,927	914,303
Net property and equipment	4,541,663	3,959,374
Investment in Real Estate and Other Affiliates	57,811	53,686
Net investment in real estate	4,599,474	4,013,060
Cash and cash equivalents	445,301	560,451
Accounts receivable, net	32,203	28,190
Municipal Utility District receivables, net	139,946	104,394
Notes receivable, net	1,664	28,630
Deferred expenses, net	61,804	60,407
Prepaid expenses and other assets, net	441,190	310,136
Total assets	$5,721,582	$5,105,268

Liabilities:
Mortgages, notes and loans payable	$2,443,962	$1,978,807
Deferred tax liabilities	89,221	62,205
Warrant liabilities	307,760	366,080
Uncertain tax position liability	1,396	4,653
Accounts payable and accrued expenses	515,354	466,017
Total liabilities	3,357,693	2,877,762

Commitments and Contingencies (see Note 10)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 39,714,838 shares issued and outstanding as of December 31, 2015 and 39,638,094 shares issued and outstanding as of December 31, 2014	398	396
Additional paid-in capital	2,847,823	2,838,013
Accumulated deficit	(480,215)	(606,934)
Accumulated other comprehensive loss	(7,889)	(7,712)
Total stockholders' equity	2,360,117	2,223,763
Noncontrolling interests	3,772	3,743
Total equity	2,363,889	2,227,506
Total liabilities and equity	$5,721,582	$5,105,268

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Revenues:
Condominium rights and unit sales	$305,284	$83,565	$32,969
Master Planned Community land sales	187,399	325,099	251,217
Minimum rents	150,805	97,234	81,668
Builder price participation	26,846	20,908	9,356
Tenant recoveries	39,542	28,353	21,068
Hospitality revenues	45,374	37,921	39,201
Other land revenues	14,803	16,503	13,416
Other rental and property revenues	27,035	24,982	20,523
Total revenues	797,088	634,565	469,418

Expenses:
Condominium rights and unit cost of sales	191,606	49,995	16,572
Master Planned Community cost of sales	88,065	119,672	124,040
Master Planned Community operations	44,907	41,794	38,414
Other property operating costs	72,751	67,034	65,723
Rental property real estate taxes	24,138	17,407	14,291
Rental property maintenance costs	10,712	9,135	8,083
Hospitality expenses	34,839	31,829	29,454
Provision for doubtful accounts	4,030	1,404	836
Demolition costs	3,297	6,734	2,078
Development-related marketing costs	25,466	22,783	5,880
General and administrative	81,345	73,569	48,466
Other income, net	(1,829)	(29,471)	(29,478)
Depreciation and amortization	98,997	55,958	33,845
Total expenses	678,324	467,843	358,204

Operating income	118,764	166,722	111,214

Interest income	586	22,531	3,185
Interest expense	(59,744)	(38,624)	(9,759)
Warrant liability gain (loss)	58,320	(60,520)	(181,987)
Gain on sale of The Club at Carlton Woods	29,073	—	—
Increase (reduction) in tax indemnity receivable	—	90	(1,206)
Loss on settlement of tax indemnity receivable	—	(74,095)	—
Equity in earnings from Real Estate and Other Affiliates	3,721	23,336	14,428
Income (loss) before taxes	150,720	39,440	(64,125)
Provision for income taxes	24,001	62,960	9,570
Net income (loss)	126,719	(23,520)	(73,695)
Net income attributable to noncontrolling interests	—	(11)	(95)
Net income (loss) attributable to common stockholders	$126,719	$(23,531)	$(73,790)

Basic income (loss) per share:	$3.21	$(0.60)	$(1.87)

Diluted income (loss) per share:	$1.60	$(0.60)	$(1.87)

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2015	2014	2013

Comprehensive income (loss), net of tax:
Net income (loss)	$126,719	$(23,520)	$(73,695)
Other comprehensive income (loss):
Interest rate swaps (a)	40	1,003	2,542
Capitalized swap interest expense (b)	(217)	(493)	(1,189)
Other comprehensive income (loss)	(177)	510	1,353
Comprehensive income (loss)	126,542	(23,010)	(72,342)
Comprehensive income attributable to noncontrolling interests	—	(11)	(95)
Comprehensive income (loss) attributable to common stockholders	$126,542	$(23,021)	$(72,437)

(a)	Net of deferred tax expense of $1.0 million, $0.2 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(b)	Net of deferred tax benefit of $0.1 million, $0.2 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Additional		Other
		Common	Paid-In	Accumulated	Comprehensive	Noncontrolling	Total
(In thousands, except shares)	Shares	Stock	Capital	Deficit	Income (Loss)	Interests	Equity
Balance January 1, 2013	39,498,912	$395	$2,824,031	$(509,613)	$(9,575)	$5,759	$2,310,997
Net income (loss)		—	—	(73,790)	—	95	(73,695)
Adjustment to noncontrolling interest		—	—	—	—	720	720
Preferred dividend payment on behalf of subsidiary		—	—	—	—	(12)	(12)
Interest rate swaps, net of tax ($486)		—	—	—	2,542	—	2,542
Capitalized swap interest, net of tax $635		—	—	—	(1,189)	—	(1,189)
Stock plan activity	77,432	1	5,782	—	—	—	5,783
Balance, December 31, 2013	39,576,344	$396	$2,829,813	$(583,403)	$(8,222)	$6,562	$2,245,146
Net income (loss)		—	—	(23,531)	—	11	(23,520)
Distribution to noncontrolling interest		—	—	—	—	(2,818)	(2,818)
Preferred dividend payment on behalf of subsidiary		—	—	—	—	(12)	(12)
Interest rate swaps, net of tax $184		—	—	—	1,003	—	1,003
Capitalized swap interest, net of tax $199		—	—	—	(493)	—	(493)
Stock plan activity	61,750	—	8,200	—	—	—	8,200
Balance, December 31, 2014	39,638,094	$396	$2,838,013	$(606,934)	$(7,712)	$3,743	$2,227,506
Net income (loss)		—	—	126,719	—	—	126,719
Adjustment to noncontrolling interest		—	—	—	—	29	29
Interest rate swaps, net of tax of $966		—	—	—	40	—	40
Capitalized swap interest, net of tax of $74		—	—	—	(217)	—	(217)
Stock plan activity	76,744	2	9,810	—	—	—	9,812
Balance, December 31, 2015	39,714,838	$398	$2,847,823	$(480,215)	$(7,889)	$3,772	$2,363,889

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2015	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$126,719	$(23,520)	$(73,695)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	82,275	50,683	29,637
Amortization	16,722	5,275	4,208
Amortization of deferred financing costs	5,734	4,378	2,952
Amortization of intangibles other than in-place leases	462	668	213
Straight-line rent amortization	(4,985)	—	(3,652)
Deferred income taxes	21,152	65,010	8,352
Restricted stock and stock option amortization	7,284	8,200	5,782
Gain on disposition of assets	(29,073)	(2,373)	(8,483)
Warrant liability (gain) loss	(58,320)	60,520	181,987
Reduction (increase) in tax indemnity receivable	—	(90)	1,206
Interest income related to tax indemnity	—	(21,510)	(2,078)
Loss on settlement of tax indemnity receivable	—	74,095	—
Equity in earnings from Real Estate and Other Affiliates, net of distributions	1,182	11,222	(7,121)
Provision for doubtful accounts	4,030	1,404	836
Master Planned Community land acquisitions	(7,293)	(100,913)	(5,667)
Master Planned Community development expenditures	(197,020)	(140,735)	(133,590)
Master Planned Community cost of sales	69,104	110,885	112,695
Condominium development expenditures	(191,313)	(75,990)	(21,213)
Condominium and other cost of sales	191,606	49,995	16,572
Deferred rental income	46,366	—	—
Proceeds from sale of condominium rights	—	—	47,500
Percentage of completion revenue recognition from sale of condominium rights and units	(305,284)	(83,565)	(32,969)
Non-monetary consideration relating to land sale	—	(17,406)	—
Proceeds received on settlement of tax indemnity receivable	—	138,000	—
Payment to IRS relating to tax court decision	—	(203,298)	—
Net changes:
Accounts and notes receivable	50,228	45,209	5,935
Prepaid expenses and other assets	(1,869)	(6,311)	(1,591)
Condominium deposits received	81,881	139,187	—
Deferred expenses	(11,743)	(36,641)	(19,364)
Accounts payable and accrued expenses	29,867	37,213	20,333
Condominium deposits held in escrow	(81,881)	(139,187)	—
Condominium deposits released from escrow	177,724	—	—
Other, net	375	(8,720)	547
Cash provided by (used in) operating activities	23,930	(58,315)	129,332

Cash Flows from Investing Activities:
Property and equipment expenditures	(15,439)	(8,521)	(31,768)
Operating property improvements	(8,409)	(6,299)	(17,231)
Property developments and redevelopments	(578,506)	(759,003)	(221,071)
Proceeds from dispositions	25,139	11,953	10,814
Proceeds from insurance claims	—	12,901	—
Acquisition of properties	—	(21,555)	—
Proceeds from sales of investment in Real Estate Affiliates	—	—	13,270
Investment in Summerlin Las Vegas Baseball Club, LLC	—	—	(10,350)
Distributions from (investment in) KR Holdings, LLC	9,121	9,386	(16,750)
Investments in Real Estate and Other Affiliates, net	(2,171)	(6,248)	(4,035)
Change in restricted cash	(6,580)	20,930	(17,204)
Other	1,277	—	—
Cash used in investing activities	(575,568)	(746,456)	(294,325)

Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	583,822	597,553	1,120,102
Principal payments on mortgages, notes and loans payable	(103,808)	(120,182)	(279,721)
Deferred financing costs	(4,285)	(7,085)	(6,594)
Preferred dividend payment on behalf of REIT subsidiary	—	(12)	(12)
Distributions (contributions) to noncontrolling interests	—	—	(3,031)
Special Improvement District bonds held in escrow	(39,241)	—	—
Cash provided by financing activities	436,488	470,274	830,744

Net change in cash and cash equivalents	(115,150)	(334,497)	665,751
Cash and cash equivalents at beginning of period	560,451	894,948	229,197
Cash and cash equivalents at end of period	$445,301	$560,451	$894,948

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2015	2014	2013

Supplemental Disclosure of Cash Flow Information:
Interest paid	$99,296	$84,497	$30,600
Interest capitalized	47,221	46,513	37,470
Income taxes paid	3,318	204,898	2,268

Non-Cash Transactions:
Special Improvement District bond transfers associated with land sales	18,775	8,786	14,376
Property developments and redevelopments	2,530	38,567	85,609
Accrued interest on construction loan borrowing	2,863	4,785	—
MPC Land contributed to Real Estate Affiliates	15,234	—	—
Special Improvement District bond transfers to Real Estate Affiliates	(1,518)	—	—
Capitalized stock compensation	2,526	—	—
Distribution of land to noncontrolling interests	—	2,818	—
Acquisition of 1701 Lake Robbins:
Land	—	(1,663)	—
Building	—	(3,725)	—
Other assets	—	(848)	—
Mortgages, notes and loans payable	—	4,600	—
Other liabilities	—	152	—
Acquisition of 10-60 Columbia Corporate Center:
Land	—	(23,404)	—
Building	—	(79,247)	—
Other assets	—	(28,997)	—
Other liabilities	—	1,648	—
Acquisition of 85 South Street:
Building	—	(3,979)	—
Below market lease obligation	—	3,979	—

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The Howard Hughes Corporation’s (“HHC” or the “Company”) mission is to be the preeminent developer and operator of Master Planned Communities and mixed‑use properties. We specialize in the development of master planned communities, the development of residential condominiums, and the ownership, management and development or repositioning of real estate assets currently generating revenues, also called operating assets, as well as other strategic real estate opportunities in the form of entitled and unentitled land and other development rights, also called strategic developments. We are a Delaware corporation that was formed on July 1, 2010. Unless the context otherwise requires, references to “we,” “us” and “our” refer to HHC and its subsidiaries.

Management has evaluated all material events occurring subsequent to the date of the Consolidated Financial Statements up to the date and time this Annual Report is filed.

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), with all intercompany balances eliminated. The presentation includes the accounts of the Company, and those entities in which we have a controlling financial interest. The noncontrolling equity holders’ share of the assets, liabilities and operations are reflected in noncontrolling interests within permanent equity. The Company also consolidates certain variable interest entities (“VIEs”) in accordance with Accounting Standards Codification (“ASC”) 810 Consolidation (“ASC 810”)  (see “Investment in Real Estate and Other Affiliates” below). At December 31, 2015, the Company adopted Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs,” and began presenting the carrying value of its debt net of the debt issuance costs, as discussed further below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions include, but are not limited to, revenue recognition accounted for under the percentage of completion method, capitalization of development costs, provision for income taxes, recoverable amounts of receivables and deferred tax assets, initial valuations of tangible and intangible assets acquired and the related useful lives of assets upon which depreciation and amortization is based. Estimates and assumptions have also been made with respect to future revenues and costs, the fair value of warrants, debt and options granted. Actual results could differ from these and other estimates.

Investment in Real Estate

Master Planned Community Assets, Land, Buildings and Equipment

Real estate assets are stated at cost less any provisions for impairments. Expenditures for significant improvements to our assets are capitalized. Tenant improvements relating to our operating assets are capitalized and depreciated over the shorter of their economic lives or the lease term. Maintenance and repair costs are charged to expense when incurred.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We periodically review the estimated useful lives of properties. Depreciation or amortization expense is computed using the straight‑line method based upon the following estimated useful lives:

Asset Type	Years
Buildings and improvements	10 - 45
Equipment, tenant improvements and fixtures	5 - 10
Computer hardware and software, and vehicles	3 - 5

From time to time, we may reassess the development strategies for certain buildings and improvements which results in changes to our estimate of their remaining useful lives. As a result, we recognized an additional $17.1 million, or $0.40 per diluted share, $10.8 million, or $0.27 per diluted share, and $1.2 million, or $0.03 per diluted share, in depreciation expense during the years ended December 31, 2015, 2014 and 2013, respectively, due to the change in useful lives of these buildings and improvements. The increased depreciation expense was caused by development plans which included the demolition of certain pre-existing buildings and improvements, thereby resulting in a reduction to their useful lives.

Developments

Development costs, which generally include legal and professional fees and other directly‑related third‑party costs associated with specific development properties, are capitalized as part of the property being developed. In the event that management no longer has the ability or intent to complete a development, the costs previously capitalized are evaluated for impairment.

Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized, including certain employee personnel costs. Real estate taxes, interest and insurance costs incurred during construction periods are also capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Demolition costs associated with these redevelopments are expensed as incurred.

Our Developments are made up of the following categories:

	December 31,
(In thousands)	2015	2014

Land & improvements	$182,843	$164,280
Development costs	728,984	667,228
Condominium projects	125,100	82,795
Total Developments	$1,036,927	$914,303

Investment in Real Estate and Other Affiliates

In the ordinary course of business, we enter into partnerships or joint ventures primarily for the development and operation of real estate assets which are referred to as “Real Estate Affiliates”. These partnerships or joint ventures are typically characterized by a non‑controlling ownership interest with decision making and distribution of expected gains and losses being generally proportionate to the ownership interest. We evaluate these partnerships and joint ventures for consolidation in accordance with ASC 810.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, we reassess our initial determination of whether the partnership or joint venture is a VIE.

We also perform a qualitative assessment of each VIE to determine if we are the primary beneficiary. Under ASC 810, a company concludes that it is the primary beneficiary and consolidates the VIE if the company has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if the company is the primary beneficiary. As required by ASC 810, management’s assessment of whether the company is the primary beneficiary of a VIE is continuously performed.

We account for VIEs for which we are not considered to be the primary beneficiary, but have significant influence, using the equity method and investments in VIEs where we do not have significant influence on the joint venture’s operating and financial policies using the cost method.

We account for investments in joint ventures where we own a non‑controlling interest using the equity method, and investments in joint ventures where we have virtually no influence on the joint venture’s operating and financial policies using the cost method. For cost method investments, we recognize earnings to the extent of distributions received from such investments.

Under the equity method, the cost of our investment is adjusted for our share of the equity in earnings or losses of such Real Estate Affiliates from the date of investment and reduced by distributions received. Generally, the operating agreements with respect to our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages. We generally also share in the profit and losses, cash flows and other matters relating to our Real Estate Affiliates in accordance with our respective ownership percentages. For certain equity method investments, when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, we consider ASC 970 and apply the Hypothetical Liquidation Book Value (“HLBV”) method. Under this method, we recognize income or loss based on the change in our underlying share of the venture’s net assets on a hypothetical liquidation basis as of the reporting date.

Acquisitions of Properties

We account for the acquisition of real estate properties constituting a business in accordance with ASC 805 Business Combinations (“ASC 805”). This methodology requires that assets acquired and liabilities assumed be recorded at their fair values on the date of acquisition.

Costs directly related to purchase of land or other property acquisitions are considered additions to the purchase price and increase the cost basis recorded for the Investment in Real Estate.  Acquisition costs related to the acquisition of a business are expensed as incurred.

The fair value of tangible assets of an acquired property (which includes land, buildings, and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the fair value of these assets. The “as-if-vacant” values are derived from several sources which primarily include a discounted cash flow analysis using discount and capitalization rates based on recent comparable market transactions, where available.

The fair value of acquired intangible assets consisting of in-place, above-market and below-market leases is recorded based on a variety of considerations. In-place lease considerations include, but are not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases (i.e., the market cost to execute a lease, including leasing commissions and tenant improvements); (2) the value associated with lost revenue related to tenant reimbursable operating costs incurred during the assumed lease-up period (i.e., real estate taxes, insurance and certain other operating expenses); and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Above-market and

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

below-market leases are valued at the present value, using a discount rate that reflects the risks associated with the leases acquired, of the difference between (1) the contractual amounts to be paid pursuant to the in-place lease; and (2) management’s estimate of current market lease rates, measured over the remaining non-cancelable lease term, including any below market renewal option periods.

Impairment

We review our real estate assets (including those held by our Real Estate Affiliates), operating assets, land held for development and sale, and developments for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  GAAP related to the impairment or disposal of long‑lived assets requires that if impairment indicators exist and that expected undiscounted cash flows generated by the asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below market rate of return.

Impairment indicators for our assets or projects within our Master Planned Communities segment are assessed separately and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future sales. Master Planned Community assets have extended life cycles that may last 20 to 40 years, or longer, and have few long‑term contractual cash flows. Further, Master Planned Community assets generally have minimal to no residual values because of their liquidating characteristics. Master Planned Community development periods often occur through several economic cycles. Subjective factors such as the expected timing of property development and sales, optimal development density and sales strategy impact the timing and amount of expected future cash flows and fair value.

Impairment indicators for our Operating Assets segment are assessed separately for each property and include, but are not limited to, significant decreases in net operating income, significant decreases in occupancy, ongoing low occupancy and significant net operating losses.

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

With respect to our Investment in Real Estate and Other Affiliates, a series of operating losses of an underlying asset or other factors may indicate that a decrease in value has occurred which is other‑than‑temporary. The investment in each Real Estate and Other Affiliate is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other‑than‑temporary. If the decrease in value of an Investment in a Real Estate and Other Affiliate is deemed to be other‑than‑temporary, our investment is reduced to its estimated fair value. In addition to the property‑specific impairment analysis that we perform on the underlying assets of the investment, we also consider the ownership, distribution preferences, limitations, and rights to sell and repurchase our ownership interests.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and Cash Equivalents consist of highly-liquid investments with maturities at date of purchase of three months or less and are deposited with major banks throughout the United States. Such deposits are in excess of FDIC limits and are placed with high quality institutions in order to minimize concentration of counterparty credit risk.

Revenue Recognition and Related Matters

Land Sales Revenue

Revenues from land sales are recognized using the full accrual method at closing, when title has passed to the buyer, adequate consideration for the land has been received and we have no continuing involvement with the property. Revenue that is not recognized under the full accrual method is deferred and recognized when the required obligations are met. Revenue related to builder price participation rights is recognized as the underlying homes are sold by homebuilders.

When developed residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs benefiting the property sold through completion. In accordance with ASC 970-360-30-1, when developed land is sold, costs are allocated to each sold superpad or lot based upon the relative sales value of each superpad or lot. For purposes of allocating development costs, estimates of future revenues and development costs are re-evaluated throughout the year, with adjustments being allocated prospectively to the remaining parcels available for sale. For certain parcels of land, however, the specific identification method is used to determine the cost of sales, including acquired parcels that we do not intend to develop or for which development was complete at the date of acquisition.

Rental Revenue

Revenue associated with our operating assets includes minimum rent, percentage rent in lieu of fixed minimum rent, tenant recoveries and overage rent.

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability is reasonably assumed and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues also include amortization related to above and below‑market tenant leases on acquired properties.

Recoveries from tenants are stipulated in the leases, are generally computed based upon a formula related to real estate taxes, insurance and other real estate operating expenses, and are generally recognized as revenues in the period the related costs are incurred.

Overage rent is recognized on an accrual basis once tenant sales exceed contractual thresholds contained in the lease and is calculated by multiplying the tenant sales in excess of the minimum amount by a percentage defined in the lease.

If the lease provides for tenant improvements, we determine whether the tenant improvements are owned by the tenant or by us. When we are the owner of the tenant improvements, rental revenue begins when the improvements are substantially complete. When the tenant is the owner of the tenant improvements, any tenant allowance funded by us is treated as a lease incentive and amortized as an adjustment to rental revenue over the lease term.

Condominium Rights and Unit Sales

Revenue recognition for contracted individual units in a condominium project are accounted for under the percentage of completion method when the following criteria are met: (a) construction is beyond a preliminary stage; (b) buyer is unable to require a refund of its deposit, except for non‑delivery of the unit; (c) sufficient units are sold to assure that it will not revert to a rental property; (d) sales prices are collectible; and (e) aggregate sales proceeds and costs can be reasonably estimated. Those

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

units that do not meet the criteria use the full accrual method or deposit method which defers revenue recognition until the unit is closed.

Revenue recognized on the percentage-of-completion method is based upon the ratio of project costs incurred to date compared to total estimated project cost. Total estimated project costs include direct costs such as the carrying value of our land, site planning, architectural, construction costs, financing costs and indirect cost allocations for certain infrastructure and amenity costs which benefit the project based upon the relative sales value of the units. Changes in estimated project costs impact the amount of revenue and profit recognized on a percentage of completion basis during the period in which they are determined. Revenue recognized in excess of amounts collected from buyers is classified as Condominium receivables and amounts collected from buyers in excess of revenue recognized to date are classified as Condominium deposits liability.

Hospitality Revenue

Revenue from our hospitality properties is primarily related to room rentals and food and beverage sales and is recognized as services are performed.

Other Income

Other income for the year ended December 31, 2015 primarily relates to a $0.3 million gain on insurance recoveries related to casualty losses at South Street Seaport from Superstorm Sandy and $0.5 million related to our participation interest in the golf courses at TPC Summerlin and TPC Las Vegas.

Other income for the year ended December 31, 2014 primarily relates to a $27.0 million gain on insurance recoveries related to casualty losses at South Street Seaport from Superstorm Sandy and $2.4 million related to the sale of the Redlands Promenade property.

Other income for the year ended December 31, 2013 includes a $12.2 million gain on insurance recoveries relating to South Street Seaport, an $8.5 million gain recognized on the sale of our Head Acquisition, LP interest, a $4.5 million favorable legal settlement relating to the British Petroleum oil spill in the Gulf of Mexico in 2010, a $1.0 million gain from the sale of Alameda Plaza, a $0.7 million gain on the sale of The Metropolitan Downtown Columbia (formerly known as Parcel D) into a joint venture and a $0.6 million gain from the sale of Rio West Mall.

Marketing and Advertising

Our Strategic Development, Operating Assets and Master Planned Community segments incur various marketing and advertising costs as part of their development, branding, leasing or sales initiatives. These costs include special events, broadcasts, direct mail and online digital and social media programs, and they are expensed as incurred.

Accounts Receivable

Accounts receivable includes tenant rents, tenant recoveries, other receivables, and straight‑line rent receivables.

Straight‑line rent receivables represent rental revenues recognized in excess of amounts currently due under lease agreements. Such amounts totaling $22.2 million as of December 31, 2015 and $13.5 million as of December 31, 2014, are included in Accounts receivable, net in our Consolidated Balance Sheets.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

these estimates. The allowance against our straight‑line rent receivable is based on historical experience with early lease terminations, as well as specific review of significant tenants and tenants that are having known financial difficulties.

The following table summarizes the changes in allowance for doubtful accounts against our accounts receivables:

(In thousands)	2015	2014	2013
Balance as of January 1	$7,619	$7,390	$8,914
Provision for doubtful accounts	4,030	1,404	836
Write-offs	(7,243)	(1,175)	(2,360)
Balance as of December 31,	$4,406	$7,619	$7,390

The significant increase in write-offs in the allowance for doubtful accounts in the year ended December 31, 2015 relate to uncollectible receivables from a tenant at an operating property that vacated its space.

Municipal Utility District Receivables

In Houston, Texas, certain development costs are reimbursable through the creation of Municipal Utility Districts (“MUDs”, also known as Water Control and Improvement Districts) receivables, which are separate political subdivisions authorized by Article 16, Section 59 of the Texas Constitution and governed by the Texas Commission on Environmental Quality (“TCEQ”). MUDs are formed to provide municipal water, waste water, drainage services, recreational facilities and roads to those areas where they are currently unavailable through the regular city services. Typically, the developer advances funds for the creation of the facilities, which must be designed, bid and constructed in accordance with the City of Houston’s and TCEQ requirements.

The developer initiates the MUD process by filing the applications for the formation of the MUD, and once the applications have been approved, a Board of Directors is elected for the MUD and given the authority to issue ad valorem tax bonds and the authority to tax residents. The MUD Board authorizes and approves all MUD development contracts and pay requests. MUD bond sale proceeds are used to reimburse the developer for its construction costs, including interest. MUD taxes are used to pay the debt service on the bonds and the operating expenses of the MUD. The Company estimates the costs it believes will be eligible for reimbursement as MUD receivables. Our MUD receivables are pledged as security to creditors under the debt facilities relating to our Bridgeland and The Woodlands MPCs. MUD receivables are shown net of an allowance of $0.9 million and $5.8 million for the years ending December 31, 2015 and 2014, in the accompanying Consolidated Balance Sheets. The significant decrease in the allowance for MUD receivables at December 31, 2015 as compared to December 31, 2014 relates to a large MUD reimbursement at The Woodlands MPC during 2015. The MUD receivable had previously been considered unrecoverable.

Notes Receivable

Notes receivable include amounts due from homebuilders primarily at our Summerlin Master Planned Community, and a note from General Growth Properties (“GGP”).  The GGP note had a balance of $0.2 million and $6.7 million as of December 31, 2015 and 2014, respectively. The GGP note is fully amortizing, carries an interest rate of 4.41%, and cash payments under the note were approximately $6.5 million per year through the end of 2015. Our Summerlin MPC Community held a $20.2 million note from a national homebuilder relating to a 2014 land sale bearing interest at 0.39%, which matured in November 2015, and payment was received in full.

Also included in Notes receivable are notes receivable from various tenants, net of an allowance for uncollectible notes receivable. We estimate the allowance for uncollectible notes receivable based on our assessment of expected receipts of future cash flows with consideration given to any collateral securing the respective note.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In our Master Planned Communities, gains with respect to land sales whether for commercial use or for single family residences are reported for tax purposes either on the modified accrual method or on the percentage-of-completion method. Under the percentage-of-completion method, a gain is recognized for tax purposes as costs are incurred in satisfaction of contractual obligations. The method used for determining the percentage complete for income tax purposes is different than that used for financial statement purposes.

Deferred Expenses

Deferred expenses consist principally of leasing costs. Deferred leasing costs are amortized to amortization expense using the straight‑line method over periods that approximate the related lease terms. Deferred expenses in our Consolidated Balance Sheets are shown net of accumulated amortization of $10.8 million and $6.4 million as of December 31, 2015 and 2014, respectively.

Deferred financing fees are amortized to interest expense over the terms of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard requires a retrospective application to reflect the period-specific effects of applying the new guidance. We adopted this guidance on December 31, 2015.  The adoption of this ASU only impacted the presentation of deferred financing costs previously included in Deferred expenses, net, now included in Mortgage, notes, and loans payable on the Consolidated Balance Sheets and as of December 31, 2014,  $14.7 million in Deferred financing costs, net have been reclassified from Deferred expenses, net to Mortgages, notes and loans payable.

Stock Plans

We apply the provisions of ASC 718 Stock Compensation (“ASC 718”) in our accounting and reporting for stock‑based compensation. ASC 718 requires all share‑based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. All unvested options outstanding under our option plans have grant prices equal to the market price of the Company’s stock on the dates of grant. Compensation cost for restricted stock is determined based on the fair market value of the Company’s stock at the date of grant.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, ‘‘Leases.’’ ASU 2016-02, codified in ASC 842, amends the existing

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting the new leases standard on our Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” The standard eliminates the deferral of FAS 167, which allowed reporting entities with interests in certain investment funds to follow previous consolidation guidance in FIN 46(R), per ASC 810-10-65-2(a). The standard modifies whether: (1) fees paid to a decision maker or service provider represent a variable interest; (2) a limited partnership or similar entity has the characteristics of a VIE; and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies, and early adoption is permitted. We do not expect adoption to have a material impact on our Consolidated Financial Statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) issued ASU 2014-09 “Revenues from Contracts with Customers (Topic 606).” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The effective date of this standard will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. We are currently evaluating the new guidance to determine the impact it may have on our Consolidated Financial Statements.

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-15, “Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Before the issuance of this ASU, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. This ASU becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. We do not expect the adoption of this ASU to have an impact on our Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. We adopted this guidance and there has been no impact from the adoption on our historical Consolidated Financial Statements because we have not had any discontinued operations.

NOTE 2   EARNINGS PER SHARE

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

numerator in computing diluted earnings per share because inclusion of such gains in the computation would be anti‑dilutive.

Information related to our EPS calculations is summarized as follows:

	Year ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Basic EPS:
Numerator:
Net income (loss)	$126,719	$(23,520)	$(73,695)
Net income attributable to noncontrolling interests	—	(11)	(95)
Net income (loss) attributable to common stockholders	$126,719	$(23,531)	$(73,790)

Denominator:
Weighted average basic common shares outstanding	39,470	39,464	39,449

Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$126,719	$(23,531)	$(73,790)
Less: Warrant liability gain	(58,320)	—	—
Adjusted net income (loss) attributable to common stockholders	$68,399	$(23,531)	$(73,790)

Denominator:
Weighted average basic common shares outstanding	39,470	39,464	39,449
Restricted stock and stock options	411	—	—
Warrants	2,873	—	—
Weighted average diluted common shares outstanding	42,754	39,464	39,449

Basic income (loss) per share:	$3.21	$(0.60)	$(1.87)

Diluted income (loss) per share:	$1.60	$(0.60)	$(1.87)

The diluted EPS computation as of December 31, 2015 excludes 141,776 stock options as their inclusion would have been anti‑dilutive.

The diluted EPS computation as of December 31, 2014 excludes 1,046,940 stock options, 172,690 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsor Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti‑dilutive.

The diluted EPS computation as of December 31, 2013 excludes 965,440 stock options, 122,334 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsor Warrants, and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti‑dilutive.

NOTE 3  SPONSOR AND MANAGEMENT WARRANTS

On November 9, 2010, we issued warrants to purchase shares of our common stock to certain of our sponsors (the “Sponsor Warrants”). The exercise price for the warrants of $50.00 per share and the number of shares of common stock underlying each warrant are subject to adjustment for future stock dividends, splits or reverse splits of our common stock or certain other events. The 1,916,667 of Sponsor Warrants outstanding are exercisable at any time and expire on November 9, 2017.

In November 2010 and February 2011, we entered into certain agreements (the “Management Warrants”) with David R. Weinreb, our Chief Executive Officer, Grant Herlitz, our President, and Andrew C. Richardson, our Chief Financial Officer, in each case prior to his appointment to such position to purchase shares of our common stock. The Management Warrants represent 2,862,687 underlying shares, which may be adjusted pursuant to a net settlement option, and were issued pursuant to such agreements at fair value in exchange for a combined total of approximately $19.0 million in cash from such executives at the commencement of their respective employment. Mr. Weinreb and Mr. Herlitz’s warrants have exercise prices of $42.23

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

per share and Mr. Richardson’s warrants have an exercise price of $54.50 per share. Generally, the Management Warrants become exercisable in November 2016 and expire in February 2018.

As of December 31, 2015, the estimated $123.1 million fair value for the Sponsor Warrants representing warrants to purchase 1,916,667 shares and the estimated $184.7 million fair value for the Management Warrants representing warrants to purchase 2,862,687 shares are recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsor Warrants and Management Warrants were $157.1 million and $209.0 million, respectively, as of December 31, 2014. The fair values are estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 7 – Fair Value of Financial Instruments. Decreases and increases in the fair value of the Sponsor Warrants and the Management Warrants are recognized as warrant liability gains or losses, respectively, in the Consolidated Statements of Operations.

NOTE 4  ACQUISITIONS AND DISPOSITIONS

On September 4, 2015, we sold The Club at Carlton Woods, its 36-hole golf and country club in The Woodlands, for net cash proceeds of $25.1 million, and purchaser’s assumption of net liabilities of $4.0 million, resulting in a pre-tax gain of $29.1 million. The property was comprised of total assets of $20.9 million and total liabilities of $24.9 million. Most of the lots have been sold, and the sale of this asset has allowed us to redeploy capital to our development activities.

In the first quarter 2015, we acquired a 58,000 square foot commercial building and air rights with total residential and commercial development rights of 196,133 square feet for $91.4 million. The acquisitions, when combined with adjacent property acquisitions of $136.7 million made in 2014, create a 42,694 square foot lot with 817,784 square feet of available development rights. These properties are collectively referred to as the Seaport District Assemblage and are located in close proximity to our South Street Seaport property.

On December 12, 2014, as part of the settlement with GGP relating to the Tax Matters Agreement, we acquired from GGP six unencumbered office buildings consisting of 699,884 square feet of space located in downtown Columbia, Maryland valued at $130.0 million. The fair value approximated the agreed upon value and was allocated $79.2 million to buildings, $23.4 million to land, and $27.4 million to intangible lease assets consisting of $25.2 million for in-place leases, $3.8 million for above-market leases and $1.6 million for below-market leases. We incurred $1.5 million in acquisition costs, and these costs were included in other property operating costs. The office buildings, titled 10-60 Columbia Corporate Center, are included in our Operating Assets segment.

In 2014, we acquired 2,055 acres of undeveloped land located in Conroe, Texas for $98.5 million, which is included in The Woodlands Hills MPC.

In October 2014, we acquired 85 South Street, an eight story 60,000 square foot multi-family property located two blocks south of Pier 17 and within the Seaport District for $20.1 million. The purchase price approximated fair value and was allocated $8.1 million to the building, $15.9 million to the land, and $(3.9) million for below-market leases. This multi-family apartment building is included in our Operating Assets segment.

In July 2014, we acquired 1701 Lake Robbins, a 12,376 square foot retail building located in The Woodlands for $5.7 million. The purchase price included the assumption of a mortgage of $4.6 million. The purchase price approximated fair value and was allocated $3.7 million to the building, $1.7 million to the land, and $0.2 million of intangible lease assets consisting of $0.3 million for in-place leases and $(0.1) million for below-market leases. This retail building is included in our Operating Assets segment.

In July 2014, we acquired 100% of the fee simple interest in the land underlying our 110 N. Wacker office building located in downtown Chicago, Illinois for $12.3 million.

On September 30, 2013, we sold the Rio West Mall, a 521,194 square foot shopping center on 50 acres of land, located in

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gallup, New Mexico for $12.0 million. The sale includes our ground lease interest, all buildings, structures and improvements, machinery, equipment and furnishings, and all leases and security deposits. The pre‑tax gain recognized on the sale was $0.6 million.

NOTE 5 REAL ESTATE AND OTHER AFFILIATES

Our investment in real estate and other affiliates which are reported on the equity and cost methods are as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
($ in Thousands)	2015	2014	2015	2014	2015	2014	2013
Equity Method Investments
Master Planned Communities:
Discovery	— (a)	— (a)	$12,052	$—	$—	$—	$	N/A
Operating Assets:
Millennium Woodlands Phase II, LLC (b) (c)	81.43%	81.43%	—	1,023	(1,165)	(1,012)		—
Stewart Title	50.00%	50.00%	3,715	3,869	996	1,301		1,223
Clark County Las Vegas Stadium, LLC (c) (d)	50.00%	50.00%	11,050	10,548	152	(88)		(13)
The Metropolitan Downtown Columbia (e)	50.00%	50.00%	4,872	4,800	(13)	—		—
Woodlands Sarofim	20.00%	20.00%	2,588	2,595	166	175		180
Strategic Developments:
Circle T Ranch and Power Center	50.00%	50.00%	9,128	9,004	—	—		—
HHMK Development (c)	50.00%	50.00%	10	10	549	2,120		732
Millennium Woodlands Phase II, LLC (b) (c)	81.43%	81.43%	—	—	—	(279)		(74)
KR Holdings (c)	50.00%	50.00%	689	9,183	1,289	19,470		9,877
Parcel C (c)	50.00%	50.00%	7,070	8,737	—	—		—
Constellation (f)	50.00%	50.00%	2,685	—	—	—		N/A
			53,859	49,769	1,974	21,687		11,925
Cost method investments			3,952	3,917	1,747	1,649		2,503
Investment in Real Estate and Other Affiliates			$57,811	$53,686	$3,721	$23,336		$14,428

N/A – Not applicable or not owned in the respective period.

(a)	See discussion below for a description of the joint venture ownership structure.
(b)

Millennium Woodlands Phase II, LLC was placed into service in the beginning of the third quarter 2014. The investment balance is in a deficit position, which is reported in Other liabilities. We expect to recover the deficit when the property reaches stabilized occupancy.

(c)	Equity method variable interest entity (“VIE”).
(d)	Formerly known as the Summerlin Las Vegas Baseball Club, LLC.
(e)	The Metropolitan Downtown Columbia was placed into service in the first quarter 2015.
(f)	Formerly known as Summerlin Apartments, LLC.

We are not the primary beneficiary of any of the VIEs listed above because we do not have the power to direct activities that most significantly impact the economic performance of such joint ventures and therefore we report our interests on the equity method. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs. The aggregate carrying value of the unconsolidated VIEs was $21.5 million and $29.5 million as of December 31, 2015 and 2014, respectively, and was classified as Investment in Real Estate and Other Affiliates, in the Consolidated Balance Sheets. As of December 31, 2015 and 2014, approximately $109.6 million and $89.4 million, respectively, of indebtedness was secured by the properties owned by our Real Estate and Other Affiliates of which our share was approximately $64.8 million and $54.6 million as of December 31, 2015 and 2014, respectively, based upon our economic ownership. All of this indebtedness is without recourse to us.

The Company is the primary beneficiary of one VIE which is consolidated in the financial statements. The creditors of the consolidated VIE do not have recourse to the Company. As of December 31, 2015, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.5 million and $1.1 million, respectively. As of December 31, 2014, the carrying values of the assets and liabilities associated with operations of the consolidated VIE were $21.1 million and $0.6 million, respectively. The assets of the VIE are restricted for use only by the particular VIE and are not available for our general operations.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our recent significant investments in Real Estate Affiliates and the related accounting considerations are described below.

The Summit (formerly known as Discovery)

During the first quarter 2015, we formed DLV/HHPI Summerlin, LLC (“The Summit”) in a joint venture with Discovery Land Company (“Discovery”), and we contributed land with a book basis of $13.4 million and transferred Special Improvement District (“SID”) bonds related to such land with a carrying value of $1.3 million to the joint venture at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million cash as their capital contribution and we have no further capital obligations. The gains on the contributed land will be recognized in Equity in earnings from Real Estate and Other Affiliates as the joint venture sells lots.

After receipt of our capital contribution and a 5.0% preferred return, Discovery is entitled to a 5.0% return on its capital contribution plus cash distributions by the joint venture until it has received two times its equity contribution. Any further cash distributions are shared 50/50. Discovery is the manager on the project, and development began in the second quarter 2015 with the first lot closings expected to begin by the first quarter 2016. Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, our share of the venture’s income producing activities will be recognized based on the HLBV method. Please refer to Note 1 – Summary of Significant Accounting Policies for a description of the HLBV method.

ONE Ala Moana Condominium Project

KR Holdings is a 50/50 joint venture that was formed to develop a 206-unit luxury condominium tower at the ONE Ala Moana Center in Honolulu, Hawaii. As of December 31, 2015, all of the units available for sale have been sold and closed.

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

Constellation (formerly known as Summerlin Apartments)

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment development in Summerlin. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. This project represents the first residential development in Summerlin’s 400-acre downtown. In the first quarter 2015, we contributed a 4.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture. Our partner contributed $3.2 million of cash for their 50% interest, acts as the development manager, funded all pre-development activities, obtained construction financing in the first quarter 2015 and provided guarantees required by the lender. In the fourth quarter 2015, we contributed an additional $1.0 million to the joint venture to fund development costs. Upon a sale of the property, we are entitled to 50% of the proceeds up to, and 100% of the proceeds in excess of, an amount determined by applying a 7.0% capitalization rate to net operating income. The venture commenced construction in February 2015 and will complete the project in phases, with the first units expected to become available for rent by second quarter 2016.

The Metropolitan Downtown Columbia

On October 27, 2011, we entered into a joint venture, Parcel D Development, LLC (“Parcel D”), with Kettler to construct a 380-unit Class A apartment building with ground floor retail space in downtown Columbia, Maryland. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. On July 11, 2013, the joint

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

venture closed a $64.1 million construction loan, which is non‑recourse to us, and $63.1 million is outstanding as of December 31, 2015. The loan bears interest at one-month LIBOR plus 2.40% and matures in July 2020. At loan closing, our land contribution was valued at $20.3 million, or $53,500 per unit, and Kettler contributed $13.3 million in cash, of which $7.0 million was distributed to us. Both we and Kettler made additional contributions of $3.1 million to the joint venture in accordance with the loan agreement, thus increasing our total capital account to $16.4 million. The venture substantially completed construction of The Metropolitan Downtown Columbia during the first quarter of 2015, and the property was reclassified into our Operating Assets segment.

NOTE 6  IMPAIRMENT

There were no impairment charges for the years ended December 31, 2015, 2014 and 2013. We frequently evaluate our strategic alternatives with respect to each of our properties and may revise our strategy from time to time, including our intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, we may decide to sell property that is held for use, and the sale price may be less than the carrying amount. As a result, changes in strategy could result in impairment charges in future periods.

NOTE 7  FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurement, emphasizes that fair value is a market-based measurement that should be determined on the assumptions market participants would use in pricing an asset or liability. The standard establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring assets or liabilities at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the asset or liability. Assets or liabilities with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree or judgment used in measuring fair value.

The following table presents the fair value measurement hierarchy levels required under ASC 820 for each of our assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2015				December 31, 2014
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$18	$18	$—	$—	$75,027	$75,027	$—	$—
Liabilities:
Warrants	307,760	—	—	307,760	366,080	—	—	366,080
Interest rate swaps	4,217	—	4,217	—	3,144	—	3,144	—

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

The valuation of warrants is based on an option pricing valuation model, utilizing inputs which are classified as Level 3 due to the unavailability of comparable market data. The following table presents a rollforward of the valuation of our Sponsor and Management Warrants:

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(In thousands)	2015	2014	2013
Beginning of year	$366,080	$305,560	$123,573
Warrant liability (gain) loss (a)	(58,320)	60,520	181,987
End of year	$307,760	$366,080	$305,560

(a)

All (gains) and losses during 2015, 2014, and 2013, were unrealized. Changes in the fair value of the Sponsor Warrants and the Management Warrants are recognized in net income as a warrant liability gain or loss.

The inputs to the valuation model include the fair value of stock related to the warrants, exercise price and term of the warrants, expected volatility, risk-free interest rate and dividend yield and, with respect to the Management Warrants, a discount for lack of marketability. An increase in expected volatility would increase the fair value of the liability, while a decrease in expected volatility would decrease the fair value of the liability. As the period of restriction lapses, the marketability discount reduces to zero and increases the fair value of the warrants.

The significant unobservable inputs used in the fair value measurement of our warrants, are as follows:

	Unobservable Inputs
	Expected Volatility (a)	Marketability Discount (b)
December 31, 2015	27.4%	10.0% - 12.0%
December 31, 2014	24.5%	18.0% - 20.0%

(a)	Based on our implied equity volatility.
(b)	Represents the discount rate for lack of marketability of the Management Warrants which decreases as the current date approaches the dates of contractual expiration of the marketability restrictions.

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

		December 31, 2015		December 31, 2014
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$445,283	$445,283	$485,424	$485,424
Notes receivable, net (a)	Level 3	1,664	1,664	28,630	28,630

Liabilities:
Fixed-rate debt	Level 2	$1,141,381	$1,137,166	$1,030,554	$1,050,333
Variable-rate debt	Level 2	1,314,973	1,314,973	962,916	962,916

(a)	Notes receivable is shown net of an allowance of $0.2 million and $0.5 million at December 31, 2015 and 2014, respectively.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts for our variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value because of the short‑term maturity of these instruments.

NOTE 8 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	December 31,
(In thousands)	2015	2014
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$1,087,642	$1,008,165
Special Improvement District bonds	53,739	22,389
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	1,314,973	962,916
Deferred Financing Costs, net of accumulated amortization of $12.7 million and $6.9 million, respectively	(12,392)	(14,663)
Total mortgages, notes and loans payable	$2,443,962	$1,978,807

(a)	As more fully described below, $209.5 million of variable‑rate debt has been swapped to a fixed rate for the term of the related debt.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our mortgages, notes, and loans payable by property:

				Maximum	Carrying Value
		Interest		Facility	December 31,	December 31,
($ In thousands)	Maturity (a)	Rate		Amount	2015	2014
Master Planned Communities
Bridgeland Land Loan	November 2022	4.60%	(b)	$65,000	$40,072	$15,874
Bridgeland Development Loan	N/A	5.00%			—	10
Summerlin South SID Bonds - S108	December 2016	5.95%			—	563
Summerlin South SID Bonds - S124	December 2019	5.95%			159	236
Summerlin South SID Bonds - S128	December 2020	6.05%			534	623
Summerlin South SID Bonds - S128C	December 2030	6.05%			4,856	5,274
Summerlin South SID Bonds - S132	December 2020	6.00%			1,676	2,936
Summerlin South SID Bonds - S151	June 2025	6.00%			4,534	6,211
Summerlin South SID Bonds - S159	June 2035	6.00%			9,020	—
Summerlin West SID Bonds - S808/S810	April 2031	6.00%			1,047	2,805
Summerlin West SID Bonds - S812	October 2035	6.00%			28,328	—
The Woodlands Master Credit Facility	August 2018	3.11%	(b)	200,000	192,663	176,663
Master Planned Communities Total					282,889	211,195

Operating Assets
10-60 Columbia Corporate Centers	May 2022	2.76%	(b)(d)		80,000	—
70 Columbia Corporate Center	July 2019	2.61%	(b)		20,000	20,000
Columbia Regional Building	March 2018	2.36%	(b)	23,008	22,188	20,513
Downtown Summerlin	July 2019	2.61%	(b)	311,800	289,804	229,153
Downtown Summerlin SID Bonds - S108	December 2016	5.95%			235	310
Downtown Summerlin SID Bonds - S128	December 2030	6.05%			3,350	3,431
One Hughes Landing	December 2029	4.30%			52,000	52,000
Two Hughes Landing	December 2030	4.20%			48,000	19,992
1725-35 Hughes Landing Boulevard	June 2019	2.01%	(b)	143,000	89,677	47,513
Hughes Landing Hotel	October 2020	2.86%	(b)	37,100	20,064	—
Hughes Landing Retail	December 2018	2.31%	(b)	36,575	28,726	17,424
1701 Lake Robbins	April 2017	5.81%			4,600	4,600
Millennium Waterway Apartments	June 2022	3.75%			55,584	55,584
110 N. Wacker	October 2019	5.21%	(e)		26,481	29,000
9303 New Trails	December 2023	4.88%			12,734	13,074
One Lake's Edge	November 2018	2.86%	(b)	73,525	67,517	40,787
Outlet Collection at Riverwalk	October 2018	3.11%	(b)	64,400	56,100	47,118
3831 Technology Forest Drive	March 2026	4.50%			22,759	—
The Woodlands Resort & Conference Center	December 2020	3.11%	(b)		85,000	76,027
Ward Village	September 2016	3.42%	(b)(c)	250,000	238,716	238,716
20/25 Waterway Avenue	May 2022	4.79%			14,112	14,330
3 Waterway Square	August 2028	3.94%			52,000	52,000
4 Waterway Square	December 2023	4.88%			37,293	38,289
Capital lease obligations	various	3.60%			52	135
Operating Assets Total					1,326,992	1,019,996

Strategic Developments
HHC 242 Self Storage Facility	October 2021	2.96%	(b)	6,658	—	—
Lakeland Village Center	May 2020	2.71%	(b)	14,000	—	—
Three Hughes Landing	December 2019	2.71%	(b)	65,455	23,268	—
Waiea and Anaha Condominiums	November 2019	7.11%	(b)	600,000	27,817	—
Waterway Square Hotel	August 2019	3.01%	(b)	69,300	33,361	—
Strategic Developments Total					84,446	—

Other Corporate Financing Arrangements	June 2018	3.00%			18,794	19,968
Senior Notes	October 2021	6.88%			750,000	750,000
Unamortized underwriting fees					(6,767)	(7,689)

Deferred Financing Costs, net of accumulated amortization of $12.7 million and $6.9 million, respectively					(12,392)	(14,663)

Total mortgages, notes, and loans payable					$2,443,962	$1,978,807

(a)

Maturity date includes any extension periods that can be exercised at our option and are subject to customary extension terms such as minimum debt service coverage, minimum occupancy levels and other performance criteria.

(b)	The interest rate presented is based on the one month LIBOR rate which was 0.36% at December 31, 2015.
(c)	$143.0 million of the outstanding principal balance is swapped to a 3.81% fixed rate to maturity. As of December 31, 2015, there is no undrawn availability on this facility.
(d)	$40.0 million of the outstanding principal balance is swapped to a 3.41% fixed rate to maturity.
(e)	The $26.5 million outstanding principal balance is swapped to a 5.21% fixed rate to maturity.

The weighted average interest rate on our mortgages, notes and loans payable, excluding interest rate hedges, was 4.44% and 4.61% as of December 31, 2015 and 2014, respectively.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the mortgage debt is secured by the individual properties as listed in the table above and is non-recourse to HHC, except for:

(i)	$750.0 million of Senior Notes;
(ii)

$311.8 million financing for the Downtown Summerlin development with an initial maximum recourse of 35.0% assuming the loan is fully drawn, which will reduce to 15.0% upon completion of the project and achievement of a 1.15:1.0 debt service coverage ratio.  The recourse further reduces to 10% upon achievement of a 1.25:1.0 debt service coverage ratio, a 90% occupancy level, and average tenant sales of at least $500.00 per net rentable square foot;

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

The Woodlands Master Credit Facility and The Woodlands Resort & Conference Center loans are recourse to the entities that directly own The Woodlands operations. Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Such provisions are not expected to impact our operations in 2016. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield-maintenance premium, defeasance, or a percentage of the loan balance. As of December 31, 2015, land, buildings and equipment and developments with a cost basis of $2.3 billion have been pledged as collateral for our mortgages, notes and loans payable.

The following table summarizes the contractual obligations relating to our mortgages, notes and loans payable as of December 31, 2015 based on final maturity dates:

Mortgages, notes
and loans payable
(In thousands)	principal payments

2016	$272,269
2017	38,464
2018	342,670
2019	504,135
2020	111,488
Thereafter	1,187,328
Total	$2,456,354

As of December 31, 2015, we were in compliance with all of the financial covenants related to our debt agreements.

Master Planned Communities

The Woodlands Master Credit Facility was amended and restated on July 31, 2015 to a $200.0 million maximum facility amount consisting of a $100.0 million term loan and a $100.0 million revolver (together, the “TWL Facility”). The TWL Facility bears interest at one-month LIBOR plus 2.75% and has an August 2016 initial maturity date with two,  one–year extension options. The extension options require a reduction of the total commitment to $175.0 million for the first extension and semi-annual principal payments of $25.0 million during the second extension period. The TWL Facility also contains certain covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to us based on a loan‑to‑value test. The amendment also modified certain covenants to allow for more construction loan guarantees by the entities that directly own The Woodlands than would otherwise have been permitted by the prior facility. As of December 31, 2015, there was $7.3 million remaining to be drawn based on the collateral value underlying the facility.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 9, 2015, we refinanced $15.2 million of existing debt related to both the Bridgeland Land Loan and the Bridgeland Development Loan. The refinanced loan bears interest at one-month LIBOR plus 3.15%, with a 4.60% floor rate, and has an initial maturity date of November 2020 with two,  one-year extension options. The proceeds are intended to provide working capital at Bridgeland for development efforts to meet the demand of homebuilders for finished lots in the community.

The Summerlin Master Planned Community uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and, although unrated, are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin Master Planned Community pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that we previously paid with respect to such proportionate share of the bond. In 2015, $54.0 million in new SIDs were issued to finance our Summerlin MPC projects and are being held in a third-party escrow account. Subsequent to issuance, $16.7 million in bond obligations were assumed by buyers relating to 2015 and 2014 land sales.

Operating Assets

On December 30, 2015, we refinanced our $95.0 million construction financing for The Woodlands Resort & Conference Center with an $85.0 million mortgage. The loan bears interest at LIBOR plus 2.75% and has an initial maturity date of December 30, 2018, with two,  one-year extension options.

On November 24, 2015, we refinanced a $41.2 million construction financing and closed on a new $48.0 million loan for Two Hughes Landing. The loan bears fixed interest at 4.20% and matures in  December 2030.

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

On November 10, 2014, we closed on a refinanced $52.0 million loan for One Hughes Landing. The loan bears fixed interest at 4.30% and matures on December 1, 2029.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 30, 2014, we closed on a $143.0 million non-recourse construction financing for 1725 & 1735 Hughes Landing Boulevard bearing interest at one-month LIBOR plus 1.65%. The loan has an initial maturity date of June 30, 2018, with a one-year extension option.

On April 15, 2014, we paid $17.0 million cash in full satisfaction of the $16.0 million participating loan that we assumed as part of the acquisition of 70 Columbia Corporate Center (“70 CCC”) in August 2012. The non-recourse, interest only promissory note was due to mature on August 31, 2017, and included a participation right to the lender for 30.0% of the appreciation in the market value of the property after our 10.0% cumulative preferred return and repayment of the outstanding debt and our contributed equity. The final payment included approximately $0.7 million for this participation right based upon the appraised value of the property. On June 27, 2014, we closed on a new $20.0 million loan for 70 CCC  that bears interest at one-month LIBOR plus 2.25% and has an initial maturity date of July 2017 with two,  one-year extension options.

On December 20, 2013, we closed on a $36.6 million non‑recourse loan for the construction of Hughes Landing Retail, a 123,000 square foot retail component of Hughes Landing bearing interest at one-month LIBOR plus 1.95%. The loan has an initial maturity date of December 20, 2016, with two,  one–year extension options.

On November 25, 2013, we closed on a $73.5 million non‑recourse loan for the construction of an eight‑story, Class A, multi‑family project within Hughes Landing called One Lakes Edge. The loan bears interest at one-month LIBOR plus 2.50% with an initial maturity date of November 25, 2016, with two,  one–year extension options.

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

Strategic Developments

On February 25, 2016, we closed on a $49.9 million non-recourse construction loan for One Merriweather, bearing interest at one-month LIBOR plus 2.15% with an initial maturity date of February 25, 2020, with a one-year extension option.

On January 27, 2016, we closed on a $6.4 million non-recourse construction loan for the HHC 2978 Self-Storage Facility, bearing interest at one-month LIBOR plus 2.60% with an initial maturity date of January 2020, with two one-year extension options.

On October 23, 2015, we closed on a $6.7 million non-recourse construction loan for the HHC 242 Self-Storage Facility, bearing interest at one-month LIBOR plus 2.60% with an initial maturity date of October 2019, with two one-year extension options.

On May 15, 2015, we closed on a $14.0 million non-recourse construction loan for Lakeland Village Center, bearing interest at one-month LIBOR plus 2.35% with an initial maturity date of May 2018, with two one-year extension options.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 5, 2014, we closed on a $65.5 million non-recourse financing for the construction of Three Hughes Landing. The loan bears interest at one-month LIBOR plus 2.35%. The loan has an initial maturity date of December 5, 2017 with two,  one-year extension options.

On November 6, 2014, we closed on a $600.0 million non-recourse construction loan for the Waiea and Anaha Condominium towers bearing interest at one-month LIBOR plus 6.75%. The loan has an initial maturity date of November 6, 2017, with two,  one-year extension options.

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

NOTE 9  INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2015, 2014 and 2013 were as follows:

(In thousands)	2015	2014	2013

Current	$2,849	$(2,050)	$1,218
Deferred	21,152	65,010	8,352
Total	$24,001	$62,960	$9,570

Income tax expense is computed by applying the Federal corporate tax rate for the years ended December 31, 2015, 2014 and 2013 and is reconciled to the provision for income taxes as follows:

(In thousands)	2015	2014	2013
Tax at statutory rate on earnings from continuing operations before income taxes	$52,751	$13,800	$(22,477)
Increase (decrease) in valuation allowance, net	1,742	5,602	(88,826)
State income taxes, net of Federal income tax benefit	267	1,320	1,562
Tax at statutory rate on REIT entity earnings not subject to Federal income taxes	-	(512)	(2,648)
Tax (benefit) expense from change in rates and other permanent differences	(7,361)	(12,193)	4,339
Set up deferred tax liability related to captive REIT	-	(1,068)	53,973
Non-deductible warrant liability (gain) loss	(20,412)	21,182	63,695
Non-taxable interest income	-	18,373	(363)
Uncertain tax position (benefit) expense, excluding interest	(2,483)	2,395	(1,034)
Uncertain tax position interest, net of Federal income tax benefit	(503)	14,061	1,349
Income tax expense	$24,001	$62,960	$9,570

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our net operating loss carry‑forwards are currently scheduled to expire in subsequent years through 2035. Some of the net operating loss carry‑forward amounts are subject to the separate return limitation year rules (“SRLY”). It is possible that we could, in the

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future, experience a change in control pursuant to Section 382 that could put limits on the benefit of deferred tax assets. On February 27, 2012, we entered into a Section 382 Rights Agreement, with a three-year term, to protect us from such an event and protect our deferred tax assets. On February 26, 2015, the Board of Directors extended the term of the Section 382 Rights Agreement to March 14, 2018 and our stockholders approved the terms on May 21, 2015.

As of December 31, 2015, the amounts and expiration dates of operating loss and tax credit carryforwards for tax purposes are as follows:

		Expiration
(In thousands)	Amount	Date

Net operating loss carryforwards - Federal	$52,571	2024-2035
Net operating loss carryforwards - State	175,346	2016-2035
Tax credit carryforwards - Federal AMT	3,667	n/a

As of December 31, 2015 and 2014, we had gross deferred tax assets totaling $327.4 million and $335.7 million, and gross deferred tax liabilities of $396.6 million and $379.7 million, respectively. We have established a valuation allowance in the amount of $20.0 million and $18.2 million as of December 31, 2015 and 2014, respectively, against certain deferred tax assets for which it is more likely than not that such deferred tax assets will not be realized.

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

The tax effects of temporary differences and carry‑forwards included in the net deferred tax liabilities at December 31, 2015 and 2014 are summarized as follows:

(In thousands)	2015	2014
Deferred tax assets:
Operating and Strategic Development properties, primarily differences in basis of assets and liabilities	$213,090	$201,303
Interest deduction carryforwards	79,781	80,520
Operating loss and tax credit carryforwards	34,499	53,851
Total deferred tax assets	327,370	335,674
Valuation allowance	(19,960)	(18,218)
Total net deferred tax assets	$307,410	$317,456
Deferred tax liabilities:
Property associated with Master Planned Communities, primarily differences in the tax basis of land assets and treatment of interest and other costs	$(218,842)	$(212,093)
Operating and Strategic Development properties, primarily differences in basis of assets and liabilities	(42,860)	(47,355)
Deferred income	(134,929)	(120,213)
Total deferred tax liabilities	(396,631)	(379,661)
Net deferred tax liabilities	$(89,221)	$(62,205)

The deferred tax liability associated with the Master Planned Communities is largely attributable to the difference between the basis and value determined as of the date of the acquisition by our predecessors in 2004 adjusted for sales that have occurred since that time. The cash cost related to this deferred tax liability is dependent upon the sales price of future land sales and the method of accounting used for income tax purposes. The deferred tax liability related to deferred income is the difference

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

between the income tax method of accounting and the financial statement method of accounting for prior sales of land in our Master Planned Communities.

One of our consolidated entities, Victoria Ward, Limited, was formerly taxed as a REIT.  Consequently, deferred taxes were not recorded on book and tax basis differences of Victoria Ward, Limited as it was believed these differences would ultimately be realized with no taxes due. In connection with the planned condominium development of Victoria Ward, the Company decided to revoke its REIT election and consequently, the Company believed that the book and tax basis differences in the land and buildings of Victoria Ward, Limited would be realized after such time REIT status is revoked and would then be taxed at the applicable corporate tax rates. As a result of these events, deferred tax liabilities of $46.9 million were recorded in 2014 due to the excess book over tax basis relating to land and buildings. As planned, the Company revoked its REIT election effective January 1, 2015.

Although we believe our tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2009 through 2014.

Two of our subsidiaries were involved in a dispute with the IRS relating to years in which those subsidiaries were owned by GGP, and in connection therewith, GGP provided us with an indemnity against certain potential tax liabilities. Pursuant to the Tax Matters Agreement with GGP, GGP had indemnified us from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which we become subject (the “Tax Indemnity”), in each case solely to the extent directly attributable to certain taxes related to sales of certain assets in our Master Planned Communities segment prior to March 31, 2010 (“MPC Taxes”), in an amount up to $303.8 million, plus interest and penalties related to these amounts (the “Indemnity Cap”) so long as GGP controlled the action in the United States Tax Court (the “Tax Court”) related to the dispute with the IRS.

On May 6, 2011, GGP filed Tax Court petitions on behalf of the two former REIT subsidiaries of GGP seeking a redetermination of federal income tax for the years 2007 and 2008.  The petitions sought to overturn determinations by the IRS that the taxpayers were liable for combined deficiencies totaling $144.1 million.  The case was heard by the Tax Court in November 2012 and filed their ruling in favor of the IRS on June 2, 2014.  On December 15, 2014, the Company paid the MPC Taxes and filed an appeal of the decision to the Fifth Circuit Court of Appeals.  The appeal sought to overturn the decision and allow the Company to continue to use its method of tax accounting for the sale of assets in the Company’s Master Planned Communities Segment.  On October 27, 2015 the Court of Appeals upheld the Tax Court ruling, consequently we are required to change our method of tax accounting for certain transactions, which shall affect the timing of our future tax payments.

In December 2014, we entered into a tax indemnity and mutual release agreement with GGP (the “Settlement Agreement”) pursuant to which, in consideration of the full satisfaction of GGP’s obligation for reimbursement of taxes related to certain assets in our Master Planned Communities segment prior to March 31, 2010, and interest, GGP (i) made a cash payment to us in the amount of $138.0 million and (ii) conveyed to us fee simple interest in six office properties and related parking garages located in Columbia, Maryland, known as 10-60 Columbia Corporate Center, for an agreed upon total value of $130.0 million.  Under the Settlement Agreement, the Company controlled the Tax Matter, including the right to decide whether to further appeal the decision.

As a result of the settlement, we recorded a net $74.0 million non-cash charge representing the difference between the $268.0 million value of the consideration received from GGP and the receivable recorded on our books.  When we were spun-off from GGP in 2010, we recognized a receivable from GGP equal to the amount of the indemnity cap. However, the Tax Matters Agreement stipulated that a certain tax asset on our books related to deferred interest deductions be used to reduce GGP’s indemnity obligation to us, when utilized in our tax returns.  As a result, we had reduced the indemnity receivable as we utilized the tax asset. Going forward, we now will receive 100% of the benefit of the tax asset, which totaled $81.5 million and $85.1 million before netting against an unrecognized tax benefit per ASU 2013-11 (described below), at December 31, 2015 and 2014, respectively.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We apply the generally accepted accounting principle related to accounting for uncertainty in income taxes, which prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

In 2014, we adopted the guidance in ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The impact of adoption on the financial statements in 2014 was a reclassification of $39.0 million between Deferred tax assets and Uncertain tax position liability and $2.5 million between Income tax receivable and Uncertain tax position liability.

We recognize and report interest and penalties, if applicable, within our provision for income tax expense. We recognized potential interest expense related to the unrecognized tax benefits of $0.1 million, $21.6 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, we had total unrecognized tax benefits of $36.5 million, excluding interest of $0.3 million, of which none would impact our effective tax rate. At December 31, 2014 and 2013, we had total unrecognized tax benefits of $184.2 million and $90.5 million, respectively, excluding interest, of which none would impact our effective tax rate.  A reconciliation of the change in our unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 is as follows:

(In thousands)	2015	2014	2013

Unrecognized tax benefits, opening balance	$184,200	$90,532	$95,917
Gross increases - tax positions in prior period	-	93,668	9,162
Gross decreases - tax positions in prior periods	(147,676)	-	(14,547)
Unrecognized tax benefits, ending balance	$36,524	$184,200	$90,532

Periodically we make payments to taxing jurisdictions which reduce our uncertain tax benefits but are not included in the reconciliation above, as the position is not yet settled. The amount of such payments that reduced our uncertain tax benefit was zero at December 31, 2015, $144.1 million at December 31, 2014 and zero at December 31, 2013. During 2015, the Tax Court ruling regarding MPC Taxes was upheld by the appellate court and we do not intend to further challenge the position, resulting in a $144.1 million reduction to our unrecognized tax benefit in the reconciliation above.

Based on our assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at December 31, 2015. As of December 31, 2015, there is approximately $36.5 million of unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.

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

We had outstanding letters of credit and surety bonds totaling $86.1 million and $53.7 million as of December 31, 2015 and 2014, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have, to the extent applicable, been straight‑lined over the term of the lease. Contractual rental expense, including participation rent, was $9.1 million, $7.3 million and $6.3 million for 2015, 2014 and 2013, respectively. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our obligations for minimum rentals under non-cancelable operating leases are as follows:

						Subsequent
(In thousands)	2016	2017	2018	2019	2020	/ Other	Total

Ground lease and other leasing commitments	$8,766	$9,391	$8,718	$7,741	$7,744	$304,660	$347,020

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

In the fourth quarter 2012, the historic area of South Street Seaport suffered damage due to flooding as a result of Superstorm Sandy. Reconstruction efforts are ongoing and the property is only partially operating. We have received $47.9 million in insurance proceeds through December 31, 2015 related to our claim and recognized Other income of $0.3 million and $24.6 for the years ended December 31, 2015 and 2014 for the amounts received during that period. While we continue to litigate our claim for additional insurance proceeds, there can be no assurance that we will recover any additional amounts.

NOTE 11 OTHER ASSETS AND LIABILITIES

The following table summarizes the significant components of Prepaid expenses and other assets:

	December 31,	December 31,
(In thousands)	2015	2014
Condominium receivables (a)	$191,037	$—
Condominium deposits	55,749	151,592
Special Improvement District receivable	72,558	33,318
In-place leases	22,139	32,715
Below-market ground leases	19,325	19,663
Above-market tenant leases	3,581	4,656
Equipment, net of accumulated depreciation of $3.9 million and $2.4 million, respectively	18,772	20,284
Security and escrow deposits	17,599	9,829
Tenant incentives and other receivables	10,480	14,264
Prepaid expenses	8,474	9,196
Federal income tax receivable	11,972	8,629
Intangibles	4,045	3,593
Uncertain tax position asset	112	383
Other	5,347	2,014
	$441,190	$310,136

(a)	Of the total Condominium receivables, $168.3 million are expected to be collected in 2016 and $22.7 million are expected to be collected in 2017.

The $131.1 million increase as of December 31, 2015 compared to 2014 primarily relates to a $191.0 million increase in condominium receivables, representing revenue recognized in excess of buyer deposits received for our Waiea and Anaha

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

projects, partially offset by a net $95.8 million decrease in condominium deposits at Ward Village due to utilization of deposits for construction costs. Special improvement district receivables increased by $39.2 million primarily due to closing on new SID bonds in the fourth quarter 2015, the proceeds of which are held in escrow by a third party and will be used to reimburse us for a portion of the development costs incurred in our Summerlin MPC. Security and escrow deposits increased $7.8 million primarily due to escrowed funds relating to an investment in a hotel property. The $10.6 million decrease related to in-place leases is attributable to the amortization of intangibles primarily related to leases associated with the 10-60 Columbia Corporate Center assets acquired in December 2014.

The following table summarizes the significant components of Accounts payable and accrued expenses:

	December 31,	December 31,
(In thousands)	2015	2014
Construction payables	$185,731	$170,935
Deferred income	113,122	65,675
Condominium deposits	50,192	82,150
Accounts payable and accrued expenses	33,928	34,154
Accrued payroll and other employee liabilities	31,271	25,838
Tenant and other deposits	31,193	12,756
Accrued interest	16,504	14,791
Accrued real estate taxes	15,134	9,903
Interest rate swaps liability	4,217	3,144
Above-market ground leases	2,113	2,272
Membership deposits	—	21,023
Other	31,949	23,376
	$515,354	$466,017

Accounts payable and accrued expenses increased by $49.3 million. The increase reflects increases of $47.4 million of deferred income related to deferred rental income on our ExxonMobil lease in The Woodlands and two commercial land sales in our Bridgeland MPC, $18.4 million in tenant and other deposits primarily due to the rent credits at 1725-35 Hughes Landing Boulevard, and $14.8 million in construction payables primarily due to continued development activities at Ward Village, 1725-35 Hughes Landing Boulevard, South Street Seaport, Waterway Hotel, Hughes Landing Hotel and Three Hughes Landing. These increases are partially offset by a decrease of $32.0 million in the condominium deposit liability for the two towers at Ward Village due to the revenue recognized during the period, and a $21.0 million decrease in membership deposit liability resulting from the sale of The Club at Carlton Woods.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 INTANGIBLES

The following table summarizes our intangible assets and liabilities:

	Gross	Accumulated	Net
	Asset	(Amortization)	Carrying
(In thousands)	(Liability)	/ Accretion	Amount

As of December 31, 2015
Tenant leases:
In-place value	$39,129	$(16,990)	$22,139
Above-market	5,333	(1,752)	3,581
Below-market	(6,163)	1,350	(4,813)
Ground leases:
Above-market	(3,545)	1,432	(2,113)
Below-market	23,096	(3,771)	19,325

As of December 31, 2014
Tenant leases:
In-place value	$39,634	$(6,919)	$32,715
Above-market	5,342	(686)	4,656
Below-market	(6,184)	296	(5,888)
Ground leases:
Above-market	(3,545)	1,273	(2,272)
Below-market	23,096	(3,433)	19,663

The tenant in-place, above-market and below-market lease intangible assets and the above-market and below-market ground lease intangible assets resulted from real estate acquisitions. The in‑place value and above-market value of tenant leases are included in Prepaid expenses and other assets in our Consolidated Balance Sheets and are amortized over periods that approximate the related lease terms. The above‑market and below‑market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses, respectively, as detailed in Note 11 – Other Assets and Other Liabilities and are amortized over the remaining non‑cancelable terms of the respective leases.

Amortization/accretion of these intangible assets and liabilities decreased our pre-tax income (excluding the impact of noncontrolling interest and the provision for income taxes) by $10.3 million in 2015, $1.8 million in 2014 and $3.1 million in 2013.

Future amortization/accretion is estimated to decrease pre-tax income (excluding the impact of noncontrolling interest and the provision for income taxes) by $8.4 million in 2016,  $8.0 million in 2017,  $5.0 million in 2018,  $0.8 million in 2019,  $0.4 million in 2020, and $15.5 million thereafter.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2015, 2014 and 2013, the ineffective portion recorded in earnings was insignificant.

As of December 31, 2015 and 2014, we had gross notional amounts of $209.5 million and $172.0 million respectively for three interest rate swaps and a $100.0 million interest rate cap. All derivative contracts held are designated as cash flow hedges of interest rate risk. The fair value of the interest rate cap derivative was insignificant.

In December 2015, we entered into three forward-starting, three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $250 million which will require fixed-rate interest payments ranging from 2.623% to 2.675% for ten years after the contracts are effective in December 2017. These contracts will be settled for cash on their effective dates based on their fair market values at that time. These transactions are designated as cash flow hedges of the variability of the anticipated underlying benchmark interest rate on an anticipated future long term financing of our Downtown Summerlin property.

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable‑rate debt. Over the next 12 months, we estimate that an additional $1.7 million will be reclassified to interest expense.

The table below presents the fair value of our derivative financial instruments which are included in accounts payable and accrued liabilities in the Consolidated Balance Sheets:

	As of December 31,
(In thousands)	2015	2014
Interest Rate Swaps Liability	$4,217	$3,144

The tables below present the effect of our derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,			Year Ended December 31,
	2015	2014	Location of Loss	2015	2014
(In thousands) Cash Flow Hedges	Amount of Loss Recognized in OCI	Amount of Loss Recognized in OCI	Reclassified from AOCI into Earnings	Amount of Loss Reclassified from AOCI into Earnings	Amount of Loss Reclassified from AOCI into Earnings

Interest Rate Swaps	$(1,705)	$(1,192)	Interest Expense	$(1,745)	$(2,195)

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in Accumulated Other Comprehensive Income (Loss) by component (a):

Balance as of January 1, 2014	$(8,222)
Other comprehensive income (loss) before reclassifications	(1,685)
Loss reclassified from accumulated other comprehensive loss to net income (loss)	2,195
Net current-period other comprehensive income (loss)	510
Balance as of December 31, 2014	(7,712)
Other comprehensive income (loss) before reclassifications	(1,922)
Loss reclassified from accumulated other comprehensive loss to net income (loss)	1,745
Net current-period other comprehensive income (loss)	(177)
Balance as of December 31, 2015	$(7,889)

(a)	All amounts are net of tax.

The following table summarizes the amounts reclassified out of AOCI:

		Amounts reclassified from Accumulated Other
		Comprehensive Income (Loss)
		For the Year Ended	For the Year Ended
Accumulated Other Comprehensive Income (Loss) Components	Affected line item in the Statement of Operations	December 31, 2015	December 31, 2014
Gains and losses on cash flow hedges
Interest rate swap contracts	Interest expense	$2,797	$2,502
	Provision for income taxes	(1,052)	(307)
Total reclassifications for the period	Net of tax	$1,745	$2,195

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

Compensation costs for share‑based payment arrangements totaled $9.8 million, $8.2 million and $5.7 million, of which $2.5 million, $0 and $0 were capitalized for the years ending December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, there were a maximum of 2,318,033 shares available for future grant under our various stock plans.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following tables summarize stock option activity:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
			(In years)
Stock options outstanding at January 1, 2013	861,940	$59.17
Granted	132,100	99.38
Exercised	-	-
Forfeited	(28,600)	62.40
Expired	-	-
Stock options outstanding at December 31, 2013	965,440	$64.57

Granted	116,500	144.26
Exercised	-	-
Forfeited	(35,450)	87.45
Expired	-	-
Stock options outstanding at December 31, 2014	1,046,490	$72.61

Granted	117,000	134.24
Exercised	-	-
Forfeited	(77,450)	103.84
Expired	-	-
Stock options outstanding at December 31, 2015	1,086,040	$77.11	6.3	$43,927,338

Stock options exercisable at December 31, 2015	3,400	$60.03	4.2	$180,646

Remaining unvested options outstanding and expected to vest	1,071,365	$76.68	4.2	$43,679,612

Information related to stock options outstanding as of December 31, 2015 is summarized below:

			Weighted Average
			Remaining
	Number	Weighted Average	Contractual Term	Number
Range of Exercise Prices	Outstanding	Exercise Price	(In years)	Exercisable

$46.49 - $55.82	48,500	$ 52.74	5.6	-
$57.77 - $60.33	569,400	57.94	5.2	3,400
$61.64 - $69.75	169,240	66.17	6.2	-
$81.80 - $110.50	107,400	98.35	7.4	-
$112.64 - $151.72	191,500	138.05	9.0	-
	1,086,040	$ 77.11	6.2	3,400

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value on the grant date and the significant assumptions used in the Black‑Scholes option‑pricing model are as follows:

	As of December 31,
	2015	2014	2013
Grant date fair value	$44.45	$48.65	$28.04
Expected life of options (in years)	7.5	7.5	7.3
Risk-free interest rate	2.0%	2.2%	1.8%
Expected volatility	26.1%	25.7%	22.0%
Expected annual dividend per share	-	-	-

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

The balance of unamortized stock option expense as of December 31, 2015 is $11.1 million, which is expected to be recognized over a weighted‑average period of 3.2  years. Net of amounts capitalized relating to our developments, $2.6 million, $4.3 million and $3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, of expense associated with stock options are included in General and administrative expense in the accompanying Consolidated Statements of Operations.

Restricted Stock

Restricted stock awards issued under the Equity Plan provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed as established by the Committee. In addition to the granting of restricted stock to certain members of management, we award restricted stock to our non‑employee directors as part of their annual retainer. The management awards vest over five years, and the restriction on the non‑employee director shares lapse on the date of our annual meeting of shareholders, or June 1st of the award year, whichever is earlier.

Generally, upon termination of employment or directorship, restricted stock units and restricted shares which have not vested are forfeited.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock activity:

		Weighted Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding at January 1, 2013	57,933	$65.72
Granted	77,434	79.77
Vested	(13,033)	60.15
Restricted stock outstanding at December 31, 2013	122,334	$75.21

Granted	61,750	126.38
Vested	(11,394)	97.72
Restricted stock outstanding at December 31, 2014	172,690	$92.02

Granted	81,581	$121.81
Vested	(7,546)	147.56
Forfeited	(4,169)	101.33
Restricted stock outstanding at December 31, 2015	242,556	$100.15

The grant date fair value of the restricted stock is based on the closing sales price of our common stock on the grant date. For restricted stock awards that vest based on shareholder returns, the grant date fair values are calculated using a Monte-Carlo approach which simulates our stock price on the corresponding vesting dates before applying the Black Scholes model.

Net of amounts capitalized relating to our developments, we recognized compensation expense of $4.7 million, $3.9 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, included in General and Administrative expense related to restricted stock awards in the accompanying Consolidated Statements of Operations. The fair value of restricted stock that vested during 2015 was $1.1 million. The balance of unamortized restricted stock expense as of December 31, 2015 was $14.3 million, which is expected to be recognized over a weighted‑average period of 3.23 years.

NOTE 16 RENTALS UNDER OPERATING LEASES

We receive rental income from the leasing of retail, office, multi-family and other space under operating leases. Such operating leases are with a variety of tenants. The minimum future rentals based on operating leases of our consolidated properties held as of December 31, 2015 are as follows:

Total
Minimum
Year	Rent (In thousands)

2016	$146,983
2017	139,518
2018	131,145
2019	124,208
2020	104,295
Subsequent	477,247

Minimum future rentals exclude amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses and amortization of above-market and below‑market tenant leases.

Percentage rent in lieu of fixed minimum rent recognized from tenants for the years ended December 31, 2015, 2014 and 2013 was $3.5 million, $2.9 million and $2.2 million, respectively.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Overage rent of approximately $3.6 million, $2.4 million, and $2.6 million for 2015, 2014 and 2013, respectively, are included in Other rental and property revenues in our Consolidated Statements of Operations.

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

•

Operating Assets – includes retail, office, hospitality and multi-family properties along with other real estate investments. The Club at Carlton Woods was also included in Operating Assets until its sale on September 4, 2015. These assets are currently generating revenues, and are comprised of commercial real estate properties recently developed or acquired by us, and properties where we believe there is an opportunity to redevelop, reposition, or sell to improve segment performance or to recycle capital.

•

Strategic Developments – includes our residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment operating results are as follows:

	Year Ended December 31,
(In thousands)	2015	2014	2013

Master Planned Communities
Land sales	$187,399	$325,099	$251,217
Builder price participation	26,846	20,908	9,356
Minimum rents	842	818	781
Other land revenues	14,778	16,470	13,416
Total revenues	229,865	363,295	274,770

Cost of sales – land	88,065	119,672	124,040
Land sales operations	34,443	31,932	30,826
Land sales real estate and business taxes	10,464	9,862	7,588
Provision for (recovery of) doubtful accounts	—	(11)	—
Depreciation and amortization	640	397	32
Interest income	(60)	(118)	(16)
Interest expense (*)	(18,053)	(19,620)	(18,678)
Total expenses	115,499	142,114	143,792
MPC EBT	114,366	221,181	130,978

Operating Assets
Minimum rents	149,064	95,807	80,124
Tenant recoveries	39,415	28,133	20,901
Hospitality revenues	45,374	37,921	39,201
Other rental and property revenues	25,453	24,429	20,360
Total revenues	259,306	186,290	160,586

Other property operating costs	68,078	62,752	61,146
Rental property real estate taxes	21,856	14,860	12,065
Rental property maintenance costs	10,236	8,592	7,552
Hospitality expenses	34,839	31,829	29,454
Provision for doubtful accounts	3,998	1,399	835
Demolition costs	2,675	6,712	2,078
Development-related marketing costs	9,747	9,770	3,462
Depreciation and amortization	89,075	49,272	31,427
Other income	(524)	—	—
Interest income	(37)	(151)	(135)
Interest expense	31,148	17,081	19,146
Equity in Earnings from Real Estate and Other Affiliates	(1,883)	(2,025)	(3,893)
Total expenses	269,208	200,091	163,137
Operating Assets EBT	(9,902)	(13,801)	(2,551)

Strategic Developments
Minimum rents	899	609	763
Tenant recoveries	127	220	167
Condominium rights and unit sales	305,284	83,565	32,969
Other land revenues	25	33	—
Other rental and property revenues	1,582	553	163
Total revenues	307,917	84,980	34,062

Condominium rights and unit cost of sales	191,606	49,995	16,572
Other property operating costs	4,673	4,282	5,547
Real estate taxes	2,282	2,547	2,226
Rental property maintenance costs	476	543	531
Provision for doubtful accounts	32	16	—
Demolition costs	622	22	—
Development-related marketing costs	15,719	13,013	1,449
Depreciation and amortization	3,240	1,706	189
Other expense/(income)	104	(2,373)	(3,609)
Interest income	(202)	—	—
Interest expense (*)	(6,633)	(11,918)	(4,318)
Equity in Earnings from Real Estate and Other Affiliates	(1,838)	(21,311)	(10,535)
Total expenses	210,081	36,522	8,052
Strategic Developments EBT	97,836	48,458	26,010
REP EBT	$202,300	$255,838	$154,437

(*)Negative interest expense amounts are due to interest capitalized in our Master Planned Communities and Strategic Developments segments related to Operating Assets segment debt and the Senior Notes.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles REP EBT to GAAP income (loss) before taxes:

Reconciliation of REP EBT to GAAP	Year Ended December 31,
income (loss) before taxes	2015	2014	2013
(In thousands)
REP EBT	$202,300	$255,838	$154,437
General and administrative	(81,345)	(73,569)	(48,466)
Corporate interest income/(expense), net	(52,995)	(30,819)	(10,575)
Warrant liability gain (loss)	58,320	(60,520)	(181,987)
Gain on sale of The Club at Carlton Woods	29,073	-	-
Increase (reduction) in tax indemnity receivable	-	90	(1,206)
Loss on settlement of tax indemnity receivable	-	(74,095)	-
Corporate other income, net	1,409	27,098	25,869
Corporate depreciation and amortization	(6,042)	(4,583)	(2,197)
Income (loss) before taxes	$150,720	$39,440	$(64,125)

The following reconciles segment revenues to GAAP consolidated revenues:

Reconciliation of Segment Basis Revenues to	Year Ended December 31,
GAAP Revenues (In thousands)	2015	2014	2013

Master Planned Communities	$229,865	$363,295	$274,770
Operating Assets	259,306	186,290	160,586
Strategic Developments	307,917	84,980	34,062
Total revenues	$797,088	$634,565	$469,418

The assets by segment and the reconciliation of total segment assets to the total assets in the Consolidated Balance Sheets are summarized as follows:

	December 31,
(In thousands)	2015	2014

Master Planned Communities	$2,022,524	$1,875,550
Operating Assets	2,365,724	1,926,192
Strategic Developments	1,138,695	876,246
Total segment assets	5,526,943	4,677,988
Corporate and other	194,639	427,280
Total assets	$5,721,582	$5,105,268

The increase in the Operating Assets segment asset balance as of December 31, 2015 of $439.5 million compared to 2014 is primarily due to placing Hughes Landing Hotel, One Lakes Edge, Creekside Village, The Metropolitan Downtown Columbia, One Summerlin and Hughes Landing Retail in service and additional development and leasing costs at Downtown Summerlin.

The $262.4 million increase in the Strategic Developments segment asset balance as of December 31, 2015 compared to December 31, 2014 is primarily due to the following:

Increases in asset balance

•

$603.1 million of development expenditures relating to the 80 South Street Assemblage, 1725 Hughes Landing Boulevard, 1735 Hughes Landing Boulevard, Waterway Square Hotel (Westin), Three Hughes Landing, Hughes Landing Hotel (Embassy Suites), the Merriweather District, and our Ward Village condominium projects;

•	$191.0 million in condominium receivables due to percent complete revenue recognition in excess of buyers deposits;
•	Receipt of $47.8 million in condominium buyer deposits at Ae`o and Gateway Towers; and
•	Proceeds of $24.5 million from our construction financings at Ward Village, Waterway Hotel (Westin) and Hughes Landing Hotel (Embassy Suites).

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reductions in asset balance

•

$278.8 million resulting from the transfer of 1725 Hughes Landing Boulevard, 1735 Hughes Landing Boulevard, Hughes Landing Hotel, Hughes Landing Retail, One Lakes Edge and Creekside Village to the Operating Assets segment;

•	Cost of sales of $120.1 million for Waiea and $70.6 million for Anaha; and
•	$144.1 million resulting from condominium buyer deposits used for the development of Waiea and Anaha.

Corporate and other assets as of December 31, 2015 consist primarily of cash and cash equivalents. The $232.6 million decrease at December 31, 2015 compared to December 31, 2014 is primarily due to cash used to fund further development and redevelopment efforts within our Operating Assets and MPC segments.

NOTE 18 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2015
	First	Second	Third	Fourth
(In thousands, except share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenues	$155,090	$209,163	$203,442	$229,393
Operating income	16,457	25,572	36,544	40,191
Net income (loss)	(105,959)	50,585	156,212	25,881
Net income (loss) attributable to common stockholders	(105,959)	50,573	156,224	25,881
Earnings (loss) per share:
Basic	(2.68)	1.28	3.96	0.65
Diluted (a)	(2.68)	0.18	0.76	0.59
Weighted average shares outstanding:
Basic	39,465	39,468	39,473	39,473
Diluted	39,465	43,197	42,913	42,743

	2014
	First	Second	Third	Fourth
(In thousands, except share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenues	$98,653	$209,631	$119,228	$207,053
Operating income	13,947	91,781	23,850	37,144
Net income (loss)	(86,331)	(14,733)	45,615	31,929
Net income (loss) attributable to common stockholders	(86,316)	(14,760)	45,615	31,930
Earnings (loss) per share:
Basic	(2.19)	(0.37)	1.16	0.81
Diluted (a)	(2.19)	(0.37)	0.48	(1.18)
Weighted average shares outstanding:
Basic	39,454	39,458	39,465	39,464
Diluted	39,454	39,458	43,171	43,027

a)	Diluted earnings per share includes the impact of warrants, in the money options and restricted stock. Net income was also adjusted for the warrant gain during the period, where applicable.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

			Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
				Buildings		Buildings		Buildings				Date
				and		and		and		Accumulated	Date of	Acquired /
Asset	Location	Encumbrances (a)	Land	Improvements	Land (e)	Improvements (e) (f)	Land	Improvements (f)	Total	Depreciation (g)	Construction	Completed
Ae`o	Honolulu, HI	$-	$-	$16,294	$-	$-	$-	$16,294	$16,294	$-	2015	—
Alameda Plaza	Pocatello, ID	-	740	2,060	(740)	(1,793)	-	267	267	-	—	2002
Alden Bridge Self-Storage	The Woodlands, TX	-	-	1,679	-	-	-	1,679	1,679	-	2015	—
AllenTowne	Dallas, TX	-	25,575	-	(25,575)	25,475	-	25,475	25,475	-	—	2006
Anaha	Honolulu, HI	6,091	-	30,555	-	6,174	-	36,729	36,729	-	—	—
Bridgeland	Cypress, TX	40,077	257,222	-	177,998	1,268	435,220	1,268	436,488	709	—	2004
Bridges at Mint Hill	Charlotte, NC	-	-	-	-	21,470	-	21,470	21,470	-	—	2007
Century Plaza Mall	Birmingham, AL	-	3,164	28,514	(3,164)	(24,279)	-	4,235	4,235	-	—	1997
Circle T Ranch and Power Center	Dallas/Fort Worth, TX	-	-	-	-	(10)	-	(10)	(10)	-	—	2005
10 - 70 Columbia Corporate Center	Howard County, MD	100,000	24,685	94,824	-	7,733	24,685	102,557	127,242	4,665	—	2004
Columbia Office Properties	Howard County, MD	-	1,575	28,447	-	4,168	1,575	32,615	34,190	14,101	—	2004
Columbia Regional Building (e)	Howard County, MD	22,188	-	28,865	-	337	-	29,202	29,202	2,079	—	2014
Cottonwood Mall	Salt Lake City, UT	-	7,613	42,987	(7,613)	(21,626)	-	21,361	21,361	-	—	2002
Cottonwood Square	Salt Lake City, UT	-	1,558	4,339	-	923	1,558	5,262	6,820	1,844	—	2002
Creekside Village Green	The Woodlands, TX	-	-	-	1,323	15,732	1,323	15,732	17,055	279	—	—
Downtown Summerlin	Las Vegas, NV	293,389	-	-	30,855	364,100	30,855	364,100	394,955	12,715	—	2004
Hughes Landing Hotel (Embassy Suites)	The Woodlands, TX	20,064	-	6,752	1,818	33,012	1,818	39,764	41,582	109	—	—
Hughes Landing Retail	The Woodlands, TX	28,726	-	-	4,186	31,735	4,186	31,735	35,921	521	—	—
One Hughes Landing	The Woodlands, TX	52,000	-	-	1,678	35,029	1,678	35,029	36,707	3,212	—	2012
Two Hughes Landing	The Woodlands, TX	48,000	-	-	1,269	32,483	1,269	32,483	33,752	1,678	—	—
Three Hughes Landing	The Woodlands, TX	23,268	-	13,008	-	41,405	-	54,413	54,413	-	—	—
1725 Hughes Landing Boulevard	The Woodlands, TX	-	1,351	36,764	-	-	1,351	36,764	38,115	446	—	—
1735 Hughes Landing Boulevard	The Woodlands, TX	89,677	3,709	123,846	-	(3,044)	3,709	120,802	124,511	826	—	2015
IBM Building	Honolulu, HI	-	3,326	23,123	-	8,201	3,326	31,324	34,650	5,576	—	2014
Ke Kilohana	Honolulu, HI	-	-	5,114	-	5,152	-	10,266	10,266	-	2015	—
Kendall Town Center	Miami, FL	-	-	-	-	18,797	-	18,797	18,797	-	—	2004
Kewalo Basin Harbor	Honolulu, HI	-	-	1,735	-	-	-	1,735	1,735	-	2015	—
1701 Lake Robbins	The Woodlands, TX	4,600	1,663	3,725	-	8	1,663	3,733	5,396	133	—	2014
2201 Lake Woodlands Drive	The Woodlands, TX	-	3,755	-	-	-	3,755	-	3,755	-	—	2011
One Lake's Edge	The Woodlands, TX	67,517	-	-	1,057	80,765	1,057	80,765	81,822	1,455	—	—
Lakeland Village Center	Cypress, TX	-	-	11,135	-	-	-	11,135	11,135	-	2015	—
Lakemoor (Volo) Land	Volo, IL	-	320	-	(320)	321	-	321	321	-	—	1995
Landmark Mall	Alexandria, VA	-	28,396	67,235	(19,408)	(34,773)	8,988	32,462	41,450	12,743	—	2003
Maryland Communities	Howard County, MD	-	457,552	-	(435,462)	197	22,090	197	22,287	127	—	2004
Merriweather Post Pavilion	Columbia, MD	-	1,571	67,510	-	1,646	1,571	69,156	70,727	37	2015	—
Millennium Waterway Apartments	The Woodlands, TX	55,584	15,917	56,002	-	222	15,917	56,224	72,141	8,234	—	2012
9303 New Trails	The Woodlands, TX	12,734	1,929	11,915	-	2,042	1,929	13,957	15,886	2,048	—	2011
110 N. Wacker	Chicago, IL	26,481	-	29,035	12,249	5,498	12,249	34,533	46,782	14,242	—	1997
Outlet Collection at Elk Grove	Elk Grove, CA	-	-	-	-	12,865	-	12,865	12,865	4	—	2003
Outlet Collection at Riverwalk	New Orleans, LA	56,100	-	94,513	-	(3,623)	-	90,890	90,890	7,990	—	2004
Park West	Peoria, AZ	-	16,526	77,548	1,201	1,427	17,727	78,975	96,702	23,725	—	—
Seaport District Assemblage	New York, NY	-	-	243,610	-	3,691	-	247,301	247,301	-	—	2014/2015
85 South Street	New York, NY	-	15,913	8,137	-	42	15,913	8,179	24,092	760	—	2014
South Street Seaport	New York, NY	-	-	7,884	-	220,088	-	227,972	227,972	959	—	2004
Summerlin	Las Vegas, NV	50,154	990,179	-	(125,903)	1,019	864,276	1,019	865,295	533	—	2004
3831 Technology Forest	The Woodlands, TX	22,759	514	14,194	-	1,819	514	16,013	16,527	859	—	2014
The Club at Carlton Woods	The Woodlands, TX	-	13,796	457	(13,796)	(457)	-	-	-	-	—	—
The Metropolitan Downtown Columbia	Columbia, MD	-	-	-	-	-	-	-	-	-	—	—
The Woodlands	The Woodlands, TX	192,710	267,996	9,814	(43,726)	5,569	224,270	15,383	239,653	1,887	—	2011
The Woodlands Hills	Conroe, TX	-	99,284	-	1,820	-	101,104	-	101,104	-	—	2014
The Woodlands Parking Garages	The Woodlands, TX	-	5,857	-	1,529	11,269	7,386	11,269	18,655	508	—	2011
The Woodlands Resort & Conference Center	The Woodlands, TX	85,000	13,258	37,983	-	73,701	13,258	111,684	124,942	7,823	—	2011
Waiea	Honolulu, HI	21,726	-	20,812	-	20,510	-	41,322	41,322	-	—	—
Ward Gateway Towers	Honolulu, HI	-	-	28,450	-	-	-	28,450	28,450	-	2015	—
Ward Village	Honolulu, HI	238,716	164,007	89,321	(32,411)	170,218	131,596	259,539	391,135	68,360	—	2002
Waterway Garage Retail	The Woodlands, TX	-	1,342	4,255	(1)	1,348	1,341	5,603	6,944	759	—	2011
3 Waterway Square	The Woodlands, TX	52,000	748	-	-	42,329	748	42,329	43,077	5,310	—	2012
4 Waterway Square	The Woodlands, TX	37,293	1,430	51,553	-	6,985	1,430	58,538	59,968	9,110	—	2011
Waterway Square Hotel	The Woodlands, TX	33,361	-	22,473	-	55,936	-	78,409	78,409	-	—	—
20/25 Waterway Avenue	The Woodlands, TX	14,112	2,346	8,871	-	767	2,346	9,638	11,984	1,447	—	2011
West Windsor	Princeton, NJ	-	-	-	53	24,101	53	24,101	24,154	-	—	2004
1400 Woodloch Forest	The Woodlands, TX	-	-	-	1,570	14,079	1,570	14,079	15,649	7,098	—	1981
Corporate	Various	762,027	885	1,027	(885)	30,912	-	31,939	31,939	8,058	—	—
	Deferred financing costs	(12,392)	-	-	-	-	-	-	-	-
		$2,443,962	$2,435,702	$1,456,365	$(470,398)	$1,352,963	$1,965,304	$2,809,328	$4,774,632	$232,969

(a)	See description of mortgages, notes and loans payable in Note 8 of the Consolidated Financial Statements.
(b)	Initial cost for projects undergoing development or redevelopment is cost at end of first complete calendar year subsequent to opening.
(c)

For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write‑downs. For MPCs, costs capitalized subsequent to acquisitions are net of the cost of land sales.

(d)	The aggregate cost of land, building and improvements for federal income tax purposes is approximately $4.0 billion.
(e)	Reductions in Land reflect transfers to Buildings and Improvements for projects which we are internally developing.
(f)	Includes all amounts related to Developments.
(g)	Depreciation is computed based upon the following estimated lives:

Years
Building and improvements	10 - 45
Equipment, tenant improvements and fixtures	5 - 10
Computer hardware and software, and vehicles	3 - 5

Reconciliation of Real Estate
(In thousands)	2015	2014	2013

Balance at beginning of year	$4,116,556	$3,024,833	$2,746,596
Change in Land	95,095	296,147	90,124
Additions	834,346	973,833	352,141
Dispositions and write-offs and land and condominium costs of sales	(271,365)	(178,257)	(164,028)
Balance at end of year	$4,774,632	$4,116,556	$3,024,833

Reconciliation of Accumulated Depreciation
(In thousands)	2015	2014	2013

Balance at beginning of year	$157,182	$111,728	$112,491
Depreciation Expense	82,275	50,683	29,637
Dispositions and write-offs	(6,488)	(5,229)	(30,400)
Balance at end of year	$232,969	$157,182	$111,728

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

3.2	Amended and Restated Bylaws of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on February 29, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012

4.1

Section 382 Rights Agreement, dated as of February 27, 2012, by and between The Howard Hughes Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012)

4.2

Amendment No. 1, dated as of February 26, 2015, to the Section 382 Rights Agreement, dated as of February 27, 2012, by and between The Howard Hughes Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 3, 2015)

10.1

Tax Matters Agreement, dated November 9, 2010, between The Howard Hughes Corporation and General Growth Properties, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.2

Form of indemnification agreement for directors and certain executive officers of The Howard Hughes Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.3

Warrant Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.4

Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.5

Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P., Blackstone Real Estate Partners VI L.P., Blackstone Real Estate Partners (AIV) VI L.P., Blackstone Real Estate Partners VI.F L.P., Blackstone Real Estate Partners VI.TE.1 L.P., Blackstone Real Estate Partners VI.TE.2 L.P., Blackstone Real Estate Holdings VI L.P., and Blackstone GGP Principal Transaction Partners L.P. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.6*+	Form of Restricted Stock Agreement for Nonemployee Directors under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan

10.7*+	Form of Restricted Stock Agreement for Executive Officers under the Howard Hughes Corporation Amended and Restated 2010 Incentive Plan

10.8*

Employment Agreement, dated as of November 22, 2010, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.9*

Amendment No.1 to Employment Agreement, dated as of August 17, 2012, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2012)

10.10*

Amendment No. 2 to Employment Agreement, dated as of December 17, 2013, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 17, 2013)

10.11*

Warrant Purchase Agreement, dated November 22, 2010, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.12*

Amendment No. 1 to the Warrant Purchase Agreement dated as of August 23, 2011, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed February 29, 2012)

10.13*

Employment Agreement, dated as of November 22, 2010, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.14*

Warrant Purchase Agreement, dated November 22, 2010, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.15*

Warrant Purchase Agreement, dated February 25, 2011, between The Howard Hughes Corporation and Andrew C. Richardson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 3, 2011)

10.16*

Employment Agreement, dated as of February 25, 2011, between The Howard Hughes Corporation and Andrew C. Richardson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 3, 2011)

10.18

Loan agreement dated as of September 29, 2011, by and among Victoria Ward, Limited along with certain Victoria Ward, Limited’s subsidiaries, as borrowers, Wells Fargo Bank, National Association, as Administrative Agent and lead lender, CIBC, First Hawaiian Bank, Bank of Hawaii and Central Pacific Bank, as lenders, and Wells Fargo Securities, L.L.C., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 4, 2011)

10.19

Loan Agreement dated as of July 15, 2014, by and among The Shops at Summerlin North, LP, The Shops at Summerlin South, LP, Wells Fargo Bank, National Association, as Administrative Agent and lead lender, U.S. Bank National Association, as Syndication Agent and a lender, the other lending institutions party thereto, and Wells Fargo Securities, L.L.C., as sole Lead Arranger and Sole Bookrunner. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 16, 2014)

10.20

Loan Agreement dated as of November 6, 2014 by and among 1108 Auahi, LLC and 1118 Ala Moana, LLC and BREDS II Mortgage Corp. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed March 2, 2015)

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

21.1+	List of Subsidiaries

23.1+	Consent of Ernst & Young LLP

24.1+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract, compensatory plan or arrangement

+Filed herewith

Attached is Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Balance Sheets at December 31, 2015 and 2014, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013.