Form 10-Q
period 2016-03-31
Howard Hughes Corp
filed 2016-05-02
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

☐ Yes    ☒ No

The number of shares of common stock, $0.01 par value, outstanding as of May 2, 2016 was 39,823,786.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31,	December 31,
(In thousands, except share amounts)	2016	2015
Assets:
Investment in real estate:
Master Planned Community assets	$1,647,947	$1,642,842
Land	325,412	322,462
Buildings and equipment	1,884,772	1,772,401
Less: accumulated depreciation	(252,095)	(232,969)
Developments	806,862	1,036,927
Net property and equipment	4,412,898	4,541,663
Investment in Real Estate and Other Affiliates	56,295	57,811
Net investment in real estate	4,469,193	4,599,474
Cash and cash equivalents	736,834	445,301
Accounts receivable, net	29,118	32,203
Municipal Utility District receivables, net	157,282	139,946
Notes receivable, net	25,076	1,664
Deferred expenses, net	63,532	61,804
Prepaid expenses and other assets, net	550,939	441,190
Total assets	$6,031,974	$5,721,582

Liabilities:
Mortgages, notes and loans payable	$2,543,638	$2,443,962
Deferred tax liabilities	141,972	89,221
Warrant liabilities	277,940	307,760
Uncertain tax position liability	3,340	1,396
Accounts payable and accrued expenses	564,621	515,354
Total liabilities	3,531,511	3,357,693

Commitments and Contingencies (see Note 15)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 39,832,176 shares issued and 39,823,786 outstanding as of March 31, 2016 and 39,714,838 shares issued and outstanding as of December 31, 2015	398	398
Additional paid-in capital	2,851,343	2,847,823
Accumulated deficit	(336,450)	(480,215)
Accumulated other comprehensive loss	(17,760)	(7,889)
Treasury stock, at cost, 8,390 shares as of March 31, 2016 and 0 shares as of December 31, 2015	(840)	—
Total stockholders' equity	2,496,691	2,360,117
Noncontrolling interests	3,772	3,772
Total equity	2,500,463	2,363,889
Total liabilities and equity	$6,031,974	$5,721,582

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Revenues:
Condominium rights and unit sales	$122,094	$34,857
Master Planned Community land sales	41,942	48,081
Minimum rents	41,309	35,194
Builder price participation	4,647	5,698
Tenant recoveries	10,528	9,667
Hospitality revenues	12,909	12,003
Other land revenues	3,033	3,293
Other rental and property revenues	3,204	6,297
Total revenues	239,666	155,090

Expenses and other income:
Condominium rights and unit cost of sales	74,815	22,409
Master Planned Community cost of sales	15,688	23,896
Master Planned Community operations	9,594	9,983
Other property operating costs	15,742	18,145
Rental property real estate taxes	6,748	6,200
Rental property maintenance costs	3,132	2,744
Hospitality expenses	10,475	9,078
Provision for doubtful accounts	3,041	809
Demolition costs	472	117
Development-related marketing costs	4,531	6,243
General and administrative	20,324	18,963
Other income, net	(359)	(1,464)
Gain on sale of 80 South Street Assemblage	(140,479)	—
Depreciation and amortization	22,972	21,510
Total expenses, net of other income	46,696	138,633

Operating income	192,970	16,457

Interest income	269	136
Interest expense	(15,993)	(13,246)
Warrant liability gain (loss)	29,820	(108,810)
Equity in earnings from Real Estate and Other Affiliates	1,932	1,788
Income (loss) before taxes	208,998	(103,675)
Provision for income taxes	65,233	2,284
Net income (loss)	143,765	(105,959)
Net income attributable to noncontrolling interests	—	—
Net income (loss) attributable to common stockholders	$143,765	$(105,959)

Basic income (loss) per share:	$3.64	$(2.68)

Diluted income (loss) per share:	$2.69	$(2.68)

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended March 31,
(In thousands)	2016	2015
Net income (loss)	$143,765	$(105,959)
Other comprehensive income (loss):
Interest rate swaps (a)	(9,808)	512
Capitalized swap interest expense (b)	(63)	(59)
Other comprehensive income (loss)	(9,871)	453
Comprehensive income (loss)	133,894	(105,506)
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to common stockholders	$133,894	$(105,506)

(a)	Amount is shown net of deferred tax benefit of $5.3 million and deferred tax expense of $0.1 million for the three months ended March 31, 2016 and 2015, respectively.
(b)	Net of deferred tax benefit of $0.1 million for both the three months ended March 31, 2016 and 2015.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Treasury stock		Noncontrolling	Total
(In thousands, except share amounts)	Shares	Amount	capital	deficit	income (loss)	Shares	Amount	interests	equity
Balance, December 31, 2014	39,638,094	$396	$2,838,013	$(606,934)	$(7,712)	—	$—	$3,743	$2,227,506
Net loss		—	—	(105,959)	—	—	—	—	(105,959)
Preferred dividend payment on behalf of REIT subsidiary		—	—	—	—	—	—	29	29
Interest rate swaps, net of tax of $61		—	—	—	512	—	—	—	512
Capitalized swap interest, net of tax benefit of $31		—	—	—	(59)	—	—	—	(59)
Stock plan activity	69,241	1	1,696	(1)	—	—	—	—	1,696
Balance, March 31, 2015	39,707,335	$397	$2,839,709	$(712,894)	$(7,259)	—	$—	$3,772	$2,123,725

Balance, December 31, 2015	39,714,838	$398	$2,847,823	$(480,215)	$(7,889)	—	$—	$3,772	$2,363,889
Net income		—	—	143,765	—	—	—	—	143,765
Interest rate swaps, net of tax of $5,268		—	—	—	(9,808)	—	—	—	(9,808)
Capitalized swap interest, net of tax benefit of $34		—	—	—	(63)	—	—	—	(63)
Stock plan activity	117,338	—	3,520	—	—	—	—	—	3,520
Treasury stock activity		—	—	—	—	(8,390)	(840)	—	(840)
Balance, March 31, 2016	39,832,176	$398	$2,851,343	$(336,450)	$(17,760)	(8,390)	$(840)	$3,772	$2,500,463

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$143,765	$(105,959)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	19,496	17,087
Amortization	3,476	4,423
Amortization of deferred financing costs	1,685	1,569
Amortization of intangibles other than in-place leases	(186)	421
Straight-line rent amortization	(2,792)	(1,886)
Deferred income taxes	60,571	2,127
Restricted stock and stock option amortization	2,722	1,696
Gain on disposition of 80 South Street Assemblage	(140,479)	—
Warrant liability (gain) loss	(29,820)	108,810
Equity in earnings from Real Estate and Other Affiliates, net of distributions	944	1,264
Provision for doubtful accounts	3,041	809
Master Planned Community land acquisitions	(69)	(1,101)
Master Planned Community development expenditures	(34,468)	(37,343)
Master Planned Community cost of sales	15,450	21,782
Condominium development expenditures	(64,363)	(34,439)
Condominium rights and unit cost of sales	74,815	22,409
Percentage of completion revenue recognition from sale of condominium rights and unit	(122,094)	(34,857)
Net changes:
Accounts and notes receivable	4,564	(2,880)
Prepaid expenses and other assets	3,139	(1,312)
Condominium deposits received	17,381	9,572
Deferred expenses	(578)	1,572
Accounts payable and accrued expenses	8,745	(7,735)
Condominium deposits held in escrow	(17,381)	(9,572)
Condominium deposits released from escrow	10,607	21,606
Other, net	(532)	35
Cash used in operating activities	(42,361)	(21,902)

Cash Flows from Investing Activities:
Property and equipment expenditures	(5,855)	(2,221)
Operating property improvements	(2,670)	(1,857)
Property developments and redevelopments	(110,918)	(218,550)
Proceeds from disposition of 80 South Street Assemblage, net	378,257	—
Distributions from Real Estate and Other Affiliates	7,070	8,933
Note issued to Real Estate Affiliate	(25,000)	—
Investments in Real Estate and Other Affiliates, net	(6,498)	(436)
Change in restricted cash	4,785	1,707
Cash provided by (used in) investing activities	239,171	(212,424)

Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	98,616	137,566
Principal payments on mortgages, notes and loans payable	(1,981)	(4,923)
Deferred financing costs	(1,072)	(396)
Taxes paid on vested restricted stock	(840)	—
Cash provided by financing activities	94,723	132,247

Net change in cash and cash equivalents	291,533	(102,079)
Cash and cash equivalents at beginning of period	445,301	560,451
Cash and cash equivalents at end of period	$736,834	$458,372

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
(In thousands)	2016	2015
Supplemental Disclosure of Cash Flow Information:
Interest paid	$15,236	$10,471
Interest capitalized	13,959	11,264
Income taxes paid	181	210

Non-Cash Transactions:
Special Improvement District bond transfers associated with land sales	32	2,114
Property developments and redevelopments	—	(3,534)
Accrued interest on construction loan borrowing	2,429	905
Capitalized stock compensation	798	—
MPC Land contributed to Real Estate Affiliates	—	15,231
Special Improvement District bond transfer to The Summit	—	(1,518)

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with intercompany transactions eliminated between consolidated subsidiaries for interim financial statements and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”). Such condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In addition, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2015. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. Certain amounts in 2015 have been reclassified to conform to 2016 presentation. The results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the condensed consolidated financial statements up to the date and time this Quarterly Report was filed.

NOTE 2 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, ‘‘Leases.’’ ASU 2016-02, codified in Accounting Standards Codification (“ASC”) 842, amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis.” The standard modifies whether: (1) fees paid to a decision maker or service provider represent a variable interest; (2) a limited partnership or similar entity has the characteristics of a variable interest entity (“VIE”) per consolidation guidance in ASC 810-10-65; and (3) a reporting entity is the primary beneficiary of a VIE. The effective date of the standard is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies. We adopted the standard as of January 1, 2016, and there was no impact on our consolidated financial statements.

In May 2014, the FASB and International Accounting Standards Board (“IASB”) issued ASU 2014-09 “Revenues from Contracts with Customers (Topic 606).” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The effective date of this standard will be for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. We are currently evaluating the new guidance to determine the impact on our consolidated financial statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. This ASU becomes effective for the annual and interim periods ending after December 15, 2016 and for annual and interim periods thereafter. We do not expect the adoption of this ASU to have an impact on our consolidated financial statements.

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

As of March 31, 2016, the estimated $109.0 million fair value for the Sponsor Warrants representing warrants to purchase 1,916,667 shares and the estimated $168.9 million fair value for the Management Warrants representing warrants to purchase 2,862,687 shares have been recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsor Warrants and Management Warrants were $123.1 million and $184.7 million, respectively, as of December 31, 2015. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 7 – Fair Value of Financial Instruments. Decreases and increases in the fair value of the Sponsor Warrants and the Management Warrants are recognized as either warrant liability gains or losses, respectively, in the condensed consolidated statements of operations.

NOTE 4 EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted‑average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and nonvested stock issued under stock‑based compensation plans is computed using the “treasury stock” method. The dilutive effect of the Sponsor Warrants and Management Warrants is computed using the if‑converted method. Gains associated with the changes in the fair value of the Sponsor Warrants and Management Warrants are excluded from the numerator in computing diluted earnings per share because inclusion of such gains in the computation would be anti‑dilutive.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Basic EPS:
Numerator:
Net income (loss)	$143,765	$(105,959)
Net income attributable to noncontrolling interests	—	—
Net income (loss) attributable to common stockholders	$143,765	$(105,959)

Denominator:
Weighted average basic common shares outstanding	39,473	39,465

Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$143,765	$(105,959)
Less: Warrant liability gain	(29,820)	—
Adjusted net income (loss) attributable to common stockholders	$113,945	$(105,959)

Denominator:
Weighted average basic common shares outstanding	39,473	39,465
Restricted stock and stock options	357	—
Warrants	2,570	—
Weighted average diluted common shares outstanding	42,400	39,465

Basic income (loss) per share:	$3.64	$(2.68)

Diluted income (loss) per share:	$2.69	$(2.68)

The diluted EPS computation for the three months ended March 31, 2016 excludes 392,000 stock options and 37,440 shares of restricted stock because their inclusion would have been anti-dilutive.

The diluted EPS computation for the three months ended March 31, 2015 excludes 1,027,740 stock options, 241,931 shares of restricted stock, 1,916,667 shares of common stock underlying the Sponsor Warrants and 2,862,687 shares of common stock underlying the Management Warrants because their inclusion would have been anti-dilutive.

NOTE 5 RECENT TRANSACTIONS

On March 16, 2016, we sold the 80 South Street Assemblage (“80 South Street”) for net cash proceeds of $378.3 million, resulting in a pre-tax gain of $140.5 million. 80 South Street was comprised of a 42,694 square foot lot with certain air rights, providing total residential and commercial development rights of 817,784 square feet that had been acquired over the course of 2014 and 2015.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 6 IMPAIRMENT

We review our real estate assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  GAAP related to the impairment or disposal of long‑lived assets requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below market rate of return.

Each investment in Real Estate and Other Affiliates is evaluated periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of our investment in a Real Estate and Other Affiliate is deemed to be other-than-temporary, our investment in such Real Estate and Other Affiliate is reduced to its estimated fair value.

No impairment charges were recorded during the three months ended March 31, 2016 or March 31, 2015. We continually evaluate our strategic alternatives with respect to each of our properties and may revise our strategy from time to time, including our intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, we may decide to sell property that is held for use, and the sale price may be less than the carrying amount. As a result, these changes in strategy could result in impairment charges in future periods.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for each of our assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2016				December 31, 2015
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$18	$18	$—	$—	$18	$18	$—	$—
Liabilities:
Warrants	277,940	—	—	277,940	307,760	—	—	307,760
Interest Rate Swaps & Caps	3,099	—	3,099	—	4,217	—	4,217	—

Cash equivalents consist of registered money market mutual funds which invest in United States treasury securities that are valued at the net asset value of the underlying shares in the funds as of the close of business at the end of each period.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves. The valuation of warrants is based on an option pricing valuation model, utilizing inputs which are classified as Level 3 due to the unavailability of comparable market data. The following table presents a roll forward of the valuation of our Sponsor and Management Warrants:

(In thousands)	2016	2015
Balance as of January 1	$307,760	$366,080
Warrant liability (gain)/loss (a)	(29,820)	108,810
Balance as of March 31	$277,940	$474,890

(a)	All (gains) and losses during 2016 and 2015 were unrealized. Changes in the fair value of the Sponsor and Management Warrants are recognized in net income as a warrant liability gain or loss.

The inputs to the valuation model include the fair value of stock related to the warrants, exercise price and term of the warrants, expected volatility, risk-free interest rate and dividend yield and, with respect to the Management Warrants, a discount for lack of marketability. Generally, an increase in expected volatility would increase the fair value of the liability, while a decrease in expected volatility would decrease the fair value of the liability, but the impact of the volatility on fair value diminishes as the market value of the stock increases above the strike price. As the period of restriction lapses, the marketability discount reduces to zero and increases the fair value of the warrants.

The significant unobservable inputs used in the fair value measurement of our warrants as of March 31, 2016 and December 31, 2015 are as follows:

	Unobservable Inputs
	Expected Volatility (a)	Marketability Discount (b)
March 31, 2016	33.2%	8.0% - 10.0%
December 31, 2015	27.4%	10.0% - 12.0%

(a)	Based on our implied equity volatility.
(b)	Represents the discount rate for lack of marketability of the Management Warrants.

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

		March 31, 2016		December 31, 2015
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$736,816	$736,816	$445,283	$445,283
Notes receivable, net (a)	Level 3	25,076	25,076	1,664	1,664

Liabilities:
Fixed-rate debt	Level 2	$1,113,866	$1,110,712	$1,141,381	$1,137,166
Variable-rate debt	Level 2	1,441,551	1,441,551	1,314,973	1,314,973

(a)	Notes receivable is shown net of an allowance of $0.7 million as of March 31, 2016 and $0.2 million as of December 31, 2015.

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

In accordance with ASC 810, we assess our joint ventures at inception to determine if any meet the qualifications of a VIE. We consider a partnership or joint venture a VIE if: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity); or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, we reassess our initial determination of whether the partnership or joint venture is a VIE.

We perform a qualitative assessment of each VIE to determine if we are the primary beneficiary, as required by ASC 810. A company has a controlling financial interest and must consolidate the VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s performance, and (2) “benefits,” defined as the obligation to absorb the losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE. The variable interest model requires a reporting entity to reevaluate whether an entity is a VIE upon the occurrence of certain significant events as listed in ASC 810-10-35-4, including any event that changes the design of the entity and calls into question the entity’s sufficiency of equity at risk or characteristics of a controlling financial interest (i.e. amendments to legal governing documents, returns or additions of equity, curtailments or modifications to activities in a way that impacts the equity at risk, etc.).

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

our Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages.

Our investment in real estate and other affiliates that are reported on the equity and cost methods are as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	March 31,	December 31,	March 31,	December 31,	Three Months Ended March 31,
($ in Thousands)	2016	2015	2016	2015	2016	2015
Equity Method Investments
Master Planned Communities:
The Summit (a)	— (a)	— (a)	$12,052	$12,052	$—	$—
Operating Assets:
33 Peck Slip (a)	35.00%	—%	5,969	—	19	—
Millennium Woodlands Phase II, LLC (b) (c)	81.43%	81.43%		—	13	(661)
Stewart Title	50.00%	50.00%	3,567	3,715	102	194
Clark County Las Vegas Stadium, LLC (c)	50.00%	50.00%	10,891	11,050	(159)	(117)
The Metropolitan Downtown Columbia (d)	50.00%	50.00%	4,156	4,872	(717)	(319)
Woodlands Sarofim	20.00%	20.00%	2,631	2,588	53	40
Strategic Developments:
Circle T Ranch and Power Center	50.00%	50.00%	9,128	9,128	—	—
HHMK Development (c)	50.00%	50.00%	10	10	—	539
KR Holdings (a) (c)	50.00%	50.00%	753	689	5	365
m.flats (formerly Parcel C) (a)	50.00%	50.00%	106	7,070	—	—
Constellation (a) (c)	50.00%	50.00%	2,685	2,685	—	—
			51,948	53,859	(684)	41
Cost method investments			4,347	3,952	2,616	1,747
Investment in Real Estate and Other Affiliates			$56,295	$57,811	$1,932	$1,788

(a)	See discussion below for a description of the joint venture ownership structure.
(b)

Millennium Woodlands Phase II, LLC was placed into service in the third quarter 2014. The investment balance is in a deficit position, which is reported in Accounts payable and accrued expenses. We expect to recover the deficit when the property reaches stabilized occupancy.

(c)	Equity method variable interest entity (“VIE”).
(d)	The Metropolitan Downtown Columbia was placed into service in the first quarter 2015.

We are not the primary beneficiary of any of the VIEs listed above because we do not have the power to direct activities that most significantly impact the economic performance of such joint ventures and therefore we report our interests on the equity method. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs. The aggregate carrying value of the unconsolidated VIEs was $14.0 million and $21.5 million as of March 31, 2016 and December 31, 2015, respectively, and was classified as Investment in Real Estate and Other Affiliates in the condensed consolidated balance sheets.

As of March 31, 2016 approximately $137.8 million of indebtedness was secured by the properties owned by our Real Estate and Other Affiliates of which our share was approximately $75.2 million based upon our economic ownership. All of this indebtedness is without recourse to us.

We are the primary beneficiary of one VIE which is consolidated in the financial statements. The creditors of the consolidated VIE do not have recourse to us. As of March 31, 2016, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.5 million and $1.1 million, respectively. As of December 31, 2015, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.5 million and $1.1 million, respectively.  The assets of the VIE are restricted for use only by the particular VIE and are not available for our general operations.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Our recent significant investments in Real Estate Affiliates and the related accounting considerations are described below.

The Summit

During the first quarter 2015, we formed DLV/HHPI Summerlin, LLC (“The Summit”) in a joint venture with Discovery Land Company (“Discovery”), and we contributed land with a book basis of $13.4 million and transferred Special Improvement District (“SID”) bonds related to such land with a carrying value of $1.3 million to the joint venture at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million cash as its capital contribution, and we have no further capital obligations. The gain on the contributed land will be recognized in Equity in earnings from Real Estate and Other Affiliates as the joint venture sells lots.

After receipt of our capital contribution and a 5.0% preferred return, Discovery is entitled to a 5.0% return on its capital contribution plus cash distributions by the joint venture until it has received two times its equity contribution. Any further cash distributions are shared 50/50. Discovery is the manager of the project. Development began in the second quarter 2015 with the first lot closings to begin in the second quarter 2016. Given the nature of the venture’s capital structure, our share of the venture’s income producing activities is recognized based on the Hypothetical Liquidation Book Value (“HLBV”) method.

33 Peck Slip

In January 2016, we entered into a joint venture with Grandview SHG, LLC (“Grandview”) to purchase a hotel located at 33 Peck Slip in the Seaport District of New York.  We are in the process of evaluating with our partner potential development plans for the property.  Our total investment in the joint venture was $6.0 million as of March 31, 2016.

We advanced a $25.0 million bridge loan maturing in May 2016 at a 5.0% interest rate to Grandview in order to expedite the acquisition.  This amount is included in Notes receivable, net, on the condensed consolidated balance sheets.

m.flats (formerly Parcel C)

On October 4, 2013, we entered into a joint venture agreement with a local developer, Kettler, Inc. (“Kettler”), to construct an apartment complex with ground floor retail in downtown Columbia, Maryland. We contributed approximately five acres of land having a book value of $4.0 million to the joint venture and subsequently incurred an additional $3.1 million in capitalized development costs. Our land was valued at $23.4 million, or $53,500 per constructed unit. In January 2016, the venture closed on an $88.0 million construction loan which is non-recourse to us and bears interest at one-month LIBOR plus 2.40% with an initial maturity date of February 2020, with three, one-year extension options. At loan closing, Kettler contributed $16.1 million in cash, of which $7.3 million was distributed to us. This transaction was accounted for as a partial sale of the land for which we recognized a net profit of $0.2 million. After subsequent development spend, our net investment in this project was $0.1 million as of March 31, 2016.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Constellation

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment development in Summerlin. With our partner, we each own 50% of the venture, and unanimous consent of the partners is required for all major decisions.  This project represents the first residential development in Summerlin’s 400-acre downtown. In the first quarter 2015, we contributed a 4.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture. Our partner contributed $3.2 million of cash for their 50% interest, is the development manager, funded all pre-development activities, obtained construction financing in the first quarter 2015 and provided guarantees required by the lender. The project is financed by a $15.8 million construction loan which is non-recourse to us, of which  $6.1 million is outstanding as of March 31, 2016. In the fourth quarter 2015, we contributed an additional $1.0 million to the joint venture to fund development costs. Upon a sale of the property, we are entitled to 50% of the proceeds up to, and 100% of the proceeds in excess of, an amount determined by applying a 7.0% capitalization rate to net operating income. The venture commenced construction in February 2015 and will complete the project in phases, with the first units expected to become available for rent by second quarter 2016.

NOTE 9 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$1,060,664	$1,087,642
Special Improvement District bonds	53,202	53,739
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	1,441,551	1,314,973
Deferred Financing Costs, net of accumulated amortization of $13.1 million and $12.7 million, respectively	(11,779)	(12,392)
Total mortgages, notes and loans payable	$2,543,638	$2,443,962

(a)

As more fully described below, $208.5 million and $209.5 million of variable‑rate debt has been swapped to a fixed rate for the term of the related debt as of March 31, 2016 and December 31, 2015, respectively.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents our mortgages, notes, and loans payable by property:

				Maximum	Carrying Value
		Interest		Facility	March 31,	December 31,
($ In thousands)	Maturity (a)	Rate		Amount	2016	2015
Master Planned Communities
Bridgeland Credit Facility	November 2022	4.60%		$65,000	$50,284	$40,072
Summerlin South SID Bonds - S124	December 2019	5.95%			159	159
Summerlin South SID Bonds - S128	December 2020	6.05%			534	534
Summerlin South SID Bonds - S128C	December 2030	6.05%			4,855	4,856
Summerlin South SID Bonds - S132	December 2020	6.00%			1,645	1,676
Summerlin South SID Bonds - S151	June 2025	6.00%			4,534	4,534
Summerlin South SID Bonds - S159	June 2035	6.00%			9,020	9,020
Summerlin West SID Bonds - S808/S810	April 2031	6.00%			1,026	1,047
Summerlin West SID Bonds - S812	October 2035	6.00%			27,844	28,328
The Woodlands Master Credit Facility	August 2018	3.19%	(b)	200,000	192,663	192,663
Master Planned Communities Total					292,564	282,889

Operating Assets
10-60 Columbia Corporate Centers	May 2022	2.80%	(b)(e)		80,000	80,000
70 Columbia Corporate Center	July 2019	2.69%	(b)		20,000	20,000
Columbia Regional Building	March 2018	2.44%	(b)	23,008	22,188	22,188
Downtown Summerlin	July 2019	2.69%	(b)	311,800	291,950	289,804
Downtown Summerlin SID Bonds - S108	December 2016	5.95%			235	235
Downtown Summerlin SID Bonds - S128	December 2030	6.05%			3,350	3,350
One Hughes Landing	December 2029	4.30%			52,000	52,000
Two Hughes Landing	December 2030	4.20%			48,000	48,000
1725-35 Hughes Landing Boulevard	June 2019	2.09%	(b)	143,000	101,441	89,677
Hughes Landing Hotel	October 2020	2.94%	(b)	37,100	23,824	20,064
Hughes Landing Retail	December 2018	2.39%	(b)	36,575	32,399	28,726
1701 Lake Robbins	April 2017	5.81%			4,600	4,600
Millennium Waterway Apartments	June 2022	3.75%			55,584	55,584
110 N. Wacker	October 2019	5.21%	(d)		25,537	26,481
9303 New Trails	December 2023	4.88%			12,647	12,734
One Lakes Edge	November 2018	2.69%	(b)	73,525	69,047	67,517
Outlet Collection at Riverwalk	October 2018	3.19%	(b)	64,400	56,100	56,100
3831 Technology Forest Drive	March 2026	4.50%			22,665	22,759
The Westin at The Woodlands	August 2019	3.09%	(b)	69,300	49,658	33,361
The Woodlands Resort & Conference Center	December 2020	3.19%	(b)		85,000	85,000
Ward Village	September 2016	3.46%	(b)(c)	250,000	238,716	238,716
20/25 Waterway Avenue	May 2022	4.79%			14,056	14,112
3 Waterway Square	August 2028	3.94%			52,000	52,000
4 Waterway Square	December 2023	4.88%			37,037	37,293
Capital lease obligations	various	3.60%			49	52
Operating Assets Total					1,398,083	1,360,353

Strategic Developments
HHC 2978 Self Storage Facility	January 2022	3.04%	(b)	6,368	—	—
HHC 242 Self Storage Facility	October 2021	3.04%	(b)	6,658	—	—
Lakeland Village Center	May 2020	2.79%	(b)	14,000	6,694	—
One Merriweather	February 2020	2.59%	(b)	49,900	—	—
Three Hughes Landing	December 2019	2.79%	(b)	65,455	28,710	23,268
Waiea and Anaha Condominiums	November 2019	7.19%	(b)	600,000	67,340	27,817
Strategic Developments Total					102,744	51,085

Other Corporate Financing Arrangements	June 2018	3.00%		22,700	18,553	18,794
Senior Notes	October 2021	6.88%			750,000	750,000
Unamortized underwriting fees					(6,527)	(6,767)

Deferred Financing Costs, net of accumulated amortization of $13.1 million and $12.7 million, respectively					(11,779)	(12,392)

Total mortgages, notes, and loans payable					$2,543,638	$2,443,962

(a)

Maturity date includes any extension periods that can be exercised at our option and which may be subject to customary extension terms such as minimum debt service coverage, minimum occupancy levels and other performance criteria.

(b)	The interest rate presented is based on the one month LIBOR rate, which was 0.44% at March 31, 2016.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(c)

$143.0 million of the outstanding principal balance is swapped to a 3.81% fixed rate maturity. As of March 31, 2016 there is no undrawn availability on this facility. Management expects to refinance this note.

(d)	The $25.5 million outstanding principal balance is swapped to a 5.21% fixed rate through maturity.
(e)	$40.0 million of the outstanding principal balance is swapped to a 3.41% fixed rate through maturity.

The weighted average interest rate on our mortgages, notes and loans payable, excluding interest rate hedges, was 4.50% and 4.44% as of March 31, 2016 and December 31, 2015, respectively.

All of the mortgage debt is secured by the individual properties listed in the table above and is non-recourse to HHC, except for:

(i)	$750.0 million of Senior Notes;
(ii)

$311.8 million financing for the Downtown Summerlin development which has an initial maximum recourse of 35.0% of the outstanding balance, which will reduce to 15.0% upon completion of the project and achievement of a 1.15:1.0 debt service coverage ratio.  The recourse further reduces to 10% upon achievement of a 1.25:1.0 debt service coverage ratio, a 90% occupancy level, and average tenant sales of at least $500.00 per net rentable square foot. As of March 31, 2016, 35% of the outstanding loan balance is recourse to HHC;

(iii)

$64.4 million of construction financing for the Outlet Collection at Riverwalk with an initial maximum recourse of 50% of the outstanding balance, which will be reduced to 25.0% upon completion of the project and the achievement of an 11.0% debt yield and a minimum level of tenant sales per square foot for twelve months. As of March 31, 2016, 50% of the outstanding loan balance is recourse to HHC;

(iv)	$20.4 million of Other Corporate Financing Arrangements; and
(v)	$7.0 million of the 110 N. Wacker mortgage.

The Woodlands Master Credit Facility and The Woodlands Resort & Conference Center loans are recourse to the entities that directly own The Woodlands operations. Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield maintenance premium, defeasance, or a percentage of the loan balance. As of March 31, 2016, land, buildings and equipment and developments with a cost basis of $2.4 billion have been pledged as collateral for our mortgages, notes and loans payable.

As of March 31, 2016, we were in compliance with all of the financial covenants related to our debt agreements.

Master Planned Communities

On November 9, 2015, we refinanced $15.2 million of existing debt in connection with closing on a modification and upsize of the Bridgeland Credit Facility.  The refinanced loan bears interest at three-month LIBOR plus 3.15%, with a 4.60% floor, and has an initial maturity date of November 2020 with two, one-year extension options. The proceeds are intended to provide working capital at Bridgeland for development efforts to meet the demand of homebuilders for finished lots in the community.

The Woodlands Master Credit Facility was amended and restated on July 31, 2015 to a $200.0 million maximum facility amount consisting of a $100.0 million term loan and a $100.0 million revolver (together, the “TWL Facility”). The TWL Facility bears interest at one-month LIBOR plus 2.75% and has an August 2016 initial maturity date with two, one–year extension options. The extension options require a reduction of the total commitment to $175.0 million for the first extension and semi-annual principal payments of $25.0 million during the second extension period. The TWL Facility also contains certain covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to us based on a loan‑to‑value test. The amendment also modified certain covenants to allow for more construction loan guarantees

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

by the entities that directly own The Woodlands than would otherwise have been permitted by the prior facility.  As of March 31, 2016, there was $7.3 million available to be drawn based on the collateral value underlying the facility.

The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that we previously paid with respect to such proportionate share of the bond. In 2015, $54.0 million in new SID bonds were issued and $16.7 million in SID bonds were assumed by buyers in connection with 2015 and 2014 land sales.

Operating Assets

On December 30, 2015, we refinanced our construction financing for The Woodlands Resort & Conference Center with an $85.0 million mortgage. The loan bears interest at LIBOR plus 2.75% and has an initial maturity date of December 30, 2018, with two, one-year extension options.

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

Strategic Developments

On February 25, 2016, we closed on a $49.9 million non-recourse construction loan for One Merriweather. The loan bears interest at one-month LIBOR plus 2.15% with an initial maturity date of February 25, 2020, with a one-year extension option.  No amounts were drawn related to this loan as of March 31, 2016.

On January 27, 2016, we closed on a $6.4 million non-recourse construction loan for the HHC 2978 Self-Storage Facility, bearing interest at one-month LIBOR plus 2.60% with an initial maturity date of January 2020, with two, one-year extension options.  No amounts were drawn related to this loan as of March 31, 2016.

On October 23, 2015, we closed on a $6.7 million non-recourse construction loan for the HHC 242 Self-Storage Facility, bearing interest at one-month LIBOR plus 2.60% with an initial maturity date of October 2019, with two, one-year extension options.  No amounts were drawn related to this loan as of March 31, 2016.

On May 15, 2015, we closed on a $14.0 million non-recourse construction loan for Lakeland Village Center, bearing interest at one-month LIBOR plus 2.35% with an initial maturity date of May 2018, with two, one-year extension options.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Corporate

On October 2, 2013, we issued $750.0 million in aggregate principal amount of 6.875% Senior Notes due 2021 (the “Senior Notes”) and received approximately $741.3 million of net cash proceeds. Interest is payable semiannually, on April 1 and October 1 of each year. At any time prior to October 1, 2016, we may redeem up to 35% of the Senior Notes at a price equal to 106.875% using the proceeds from equity offerings. We may redeem all or part of the Senior Notes at any time with a declining call premium thereafter to maturity. The Senior Notes contain customary terms and covenants for non‑investment grade senior notes and have no maintenance covenants.

NOTE 10 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to interest rate risk related to our variable interest rate debt, and we manage this risk by utilizing interest rate derivatives. Our objectives in using interest rate derivatives are to add stability to interest costs by reducing our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps, forward-starting swaps, and caps as part of our interest rate risk management strategy. As of March 31, 2016, we had interest rate swaps with gross notional amounts of $208.5 million and a $100.0 million interest rate cap, both of which were designated as effective cash flow hedges of interest rate risk. We also have $250.0 million gross notional amounts for forward-starting swaps that become effective December 31, 2017 to hedge a portion of anticipated future fixed-rate debt issuance.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company’s fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. The three forward-starting interest rate swaps are designated as cash flow hedges of the variability of the anticipated interest rate of our long-term financing needs at our Downtown Summerlin property. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up‑front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2016 and March 31, 2015, the ineffective portion recorded in earnings was insignificant.

If the interest rate swap or forward agreements are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable‑rate debt. Over the next 12 months, we estimate that an additional $1.6 million will be reclassified to interest expense.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The table below presents the fair value of our derivative financial instruments, which are included in accounts payable and accrued liabilities in the condensed consolidated balance sheets:

	March 31,	December 31,
(In thousands)	2016	2015
Interest Rate Swaps & Caps	$3,099	$2,292
Forward Starting Swaps	16,115	1,925
Total derivatives designated as hedging instruments	$19,214	$4,217

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015	Location of Loss	2016	2015
(In thousands) Cash Flow Hedges	Amount of Loss Recognized in OCI	Amount of Loss Recognized in OCI	Reclassified from AOCI into Earnings	Amount of Loss Reclassified from AOCI into Earnings	Amount of Loss Reclassified from AOCI into Earnings
Interest Rate Swaps & Caps	$(879)	$(761)	Interest Expense	$(351)	$(380)
Forward Starting Swaps	(9,280)	—	Interest Expense	—	—
	$(10,159)	$(761)		$(351)	$(380)

NOTE 11   INCOME TAXES

Unrecognized tax benefits pursuant to uncertain tax positions were $36.5 million as of March 31, 2016 and December 31, 2015, respectively, none of which would impact our effective tax rate.

We have significant permanent differences, primarily from warrant liability gains and losses and changes in valuation allowances that cause our effective tax rate to deviate from statutory rates. The effective tax rates, based upon actual operating results, were 31.2% for the three months ended March 31, 2016 compared to (2.2)% for the three months ended March 31, 2015. The changes in the tax rates were primarily attributable to changes in the warrant liability, valuation allowance related to our deferred tax assets, as well as other items which are permanent differences for tax purposes.

The increase in deferred tax liabilities between March 31, 2016 and December 31, 2015 is due primarily to the utilization of federal tax assets used to offset the tax gain on the sale of the 80 South Street Assemblage.

NOTE 12 STOCK BASED PLANS

Our stock based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2015.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Stock Options

The following table summarizes our stock option plan:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at December 31, 2015	1,086,040	$77.11
Granted	128,500	108.40
Forfeited	(6,500)	106.77
Stock Options outstanding at March 31, 2016	1,208,040	80.28

Stock option costs were $1.6 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively, of which $0.6 million and $0 were capitalized to development projects during the same periods.

Restricted Stock

The following table summarizes restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 31, 2015	242,556	$100.15
Granted	117,338	60.54
Vested	(20,000)	68.56
Restricted Stock outstanding at March 31, 2016	339,894	88.34

Compensation expense related to restricted stock awards was $1.7 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively, of which $0.3 million and $0 were capitalized to development projects during the same periods.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 13 OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of prepaid expenses and other assets.

	March 31,	December 31,
(In thousands)	2016	2015
Condominium receivables (a)	$307,464	$191,037
Condominium deposits	62,523	55,749
Special Improvement District receivable	72,575	72,558
In-place leases	20,245	22,139
Below-market ground leases	19,240	19,325
Above-market tenant leases	3,348	3,581
Equipment, net of accumulated depreciation of $4.3 million and $3.9 million, respectively	19,343	18,772
Security and escrow deposits	8,854	17,599
Tenant incentives and other receivables	10,117	10,480
Prepaid expenses	10,331	8,474
Federal income tax receivable	10,577	11,972
Intangibles	4,006	4,045
Uncertain tax position asset	117	112
Other	2,199	5,347
	$550,939	$441,190

(a)

Of the total Condominium receivables, $249.4 million are expected to be collected in 2016 and $58.1 million are expected to be collected in 2017, consistent with anticipated closings of the respective condominium projects.

The $109.7 million net increase primarily relates to a $116.4 million increase in condominium receivables, which represents revenue recognized in excess of buyer deposits received for our Waiea and Anaha projects, and an increase in condominium deposits of $6.8 million due to deposits for sales of units.  These increases were partially offset by a net $8.7 million decrease in security and escrow deposits mostly attributable to funding of our investment in 33 Peck Slip, a decrease in other of $3.1 million relating primarily to the collection of a tenant improvement reimbursement receivable and $1.7 million in other net changes.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of accounts payable and accrued expenses.

	March 31,	December 31,
(In thousands)	2016	2015
Construction payables	$194,052	$185,731
Deferred income	135,672	117,700
Condominium deposit liabilities	61,906	50,192
Accounts payable and accrued expenses	42,716	33,928
Tenant and other deposits	31,936	31,193
Accrued interest	29,535	16,504
Accrued payroll and other employee liabilities	15,603	31,271
Accrued real estate taxes	7,171	15,134
Interest rate swaps	19,214	4,217
Above-market ground leases	2,073	2,113
Other	24,743	27,371
	$564,621	$515,354

Total accounts payable and accrued expenses increased by $49.3 million. This net increase reflects a deferred income increase of $18.0 million primarily related to a bulk land sale at Summerlin, an increase of $11.7 million in condominium deposits liability, an increase of $8.8 million in accounts payable and accrued expenses, $13.0 million of increased accrued interest on the Senior Notes for which interest is paid semiannually, an increase in construction payables of $8.3 million, and an increase of $15.0 million in interest rate swaps liability primarily due to a decrease in fair value of the forward starting swaps. These increases are partially offset by a decrease of $15.7 million in accrued payroll and other employee liabilities due to payment in the first quarter 2016 of 2015 annual incentive bonus, a decrease of $8.0 million in accrued real estate taxes related to timing of payments, and $1.8 million in other immaterial decreases.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The following table summarizes AOCI for the period indicated:

Changes in Accumulated Other Comprehensive Income (Loss) by Component Gains and (Losses) on Cash Flow Hedges (In Thousands)	For the Three Months Ended March 31, 2016
Balance as of December 31, 2015	$(7,889)
Other comprehensive loss before reclassifications	(10,222)
Loss reclassified from accumulated other comprehensive loss to net income	351
Net current-period other comprehensive loss	(9,871)
Balance as of March 31, 2016	$(17,760)

The following table summarizes the amounts reclassified out of AOCI for the period indicated:

	Amounts reclassified from Accumulated Other
	Comprehensive Income (Loss)
	For the Three Months Ended	Affected line item in the
Accumulated Other Comprehensive Income (Loss) Components	March 31, 2016	Statement of Operations
Losses on cash flow hedges	$605	Interest expense
Interest rate swap contracts	(254)	Provision for income taxes
Total reclassifications for the period	$351	Net of tax

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

We had outstanding letters of credit and surety bonds totaling $91.6 million and $86.1 million as of March 31, 2016 and December 31, 2015, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

On June 27, 2013, the City of New York executed the amended and restated ground lease for South Street Seaport. The restated lease terms provide for annual fixed base rent of $1.2 million starting July 1, 2013 with an expiration of December 30, 2072, including our options to extend. The rent escalates at 3.0% compounded annually. On July 1, 2048 the base rent will be adjusted to the higher of the fair market value or the then base rent. In addition to the annual base rent, we are required to make annual payments of $210,000 as additional rent through the term of the lease. The additional rent escalates annually at the Consumer Price Index. Simultaneously with the execution of the lease, we executed a completion guaranty for the redevelopment of Pier 17 by 2017.

In the fourth quarter 2012, the historic area of South Street Seaport suffered damage due to flooding as a result of Superstorm Sandy. Reconstruction efforts are ongoing and the property is only partially operating. Over the last three years, we have received $47.9 million in insurance proceeds related to our claim. We recognized Other income of $0 and $0.3 million for the three months ended March 31, 2016 and 2015, respectively, related to this matter. This matter is currently being litigated with certain insurance carriers, and there can be no assurance that we will collect additional insurance proceeds.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Please refer to Note 11 – Income Taxes for additional contingencies related to our uncertain tax positions.

NOTE 16 SEGMENTS

We have three business segments which offer different products and services. Our three segments are managed separately because each requires different operating strategies and management expertise and are reflective of management’s operating philosophies and methods. In addition, our segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. All operations are within the United States, and we do not distinguish or group our combined operations on a geographic basis. Our reportable segments are as follows:

•

Master Planned Communities (“MPCs”) – includes the development and sale of land, in large‑scale, long‑term community development projects in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland.

•

Operating Assets – includes retail, office, hospitality and multi-family properties along with other real estate investments. These assets are currently generating revenues, and are comprised of commercial real estate properties developed or acquired by us, and properties where we believe there is an opportunity to redevelop, reposition, or sell to improve segment performance or to recycle capital.

•

Strategic Developments – includes our residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

The assets included in each segment as of March 31, 2016, are contained in the following chart:

Master Planned			Strategic
Communities	Operating Assets		Developments

	Retail	Office	Under Construction
• Bridgeland	▪ Columbia Regional Building	▪ 10-70 Columbia Corporate Center	▪ Ae'o
• Maryland	▪ Cottonwood Square	▪ Columbia Office Properties	▪ Anaha
• Summerlin (a) (c)	▪ Creekside Village Green (b)	▪ 1725-35 Hughes Landing Boulevard (b)	▪ Constellation (c)
• The Woodlands	▪ Downtown Summerlin	▪ One Hughes Landing	▪ HHC 242 Self-Storage
• The Woodlands Hills	▪ Hughes Landing Retail (b)	▪ Two Hughes Landing	▪ HHC 2978 Self-Storage
	▪ 1701 Lake Robbins	▪ 2201 Lake Woodlands Drive	▪ Lakeland Village Center
	▪ Landmark Mall	▪ 9303 New Trails	▪ m.flats (formerly Parcel C) (c)
	▪ Outlet Collection at Riverwalk	▪ 110 N. Wacker	▪ One Merriweather
	▪ Park West	▪ One Summerlin (b)	▪ Three Hughes Landing
	▪ South Street Seaport	▪ 3831 Technology Forest Drive	▪ Waiea
	(under construction)	▪ 3 Waterway Square
	▪ Ward Village	▪ 4 Waterway Square	Other
	▪ 20/25 Waterway Avenue	▪ 1400 Woodloch Forest	▪ Alameda Plaza
	▪ Waterway Garage Retail		▪ AllenTowne
▪ Bridges at Mint Hill
	Multi-family	Other	▪ Century Plaza Mall
	▪ Millennium Waterway Apartments	▪ Golf Courses at TPC Summerlin	▪ Circle T Ranch and
	▪ Millennium Woodlands	and TPC Las Vegas	Power Center (c)
	Phase II (c)	(participation interest)	▪ Cottonwood Mall
	▪ One Lakes Edge (b)	▪ Kewalo Basin Harbor	▪ 80% Interest in Fashion
	▪ 85 South Street	▪ Merriweather Post Pavilion	Show Air Rights
	▪ The Metropolitan Downtown	▪ Stewart Title of Montgomery	▪ Gateway Towers
	Columbia (b) (c)	County, TX (c)	▪ Ke Kilohana
		▪ Summerlin Hospital Medical	▪ Kendall Town Center
	Hospitality	Center (c)	▪ Lakemoor (Volo) Land
	▪ Hughes Landing Hotel (b)	▪ Summerlin Las Vegas	▪ Maui Ranch Land
	(Embassy Suites)	Baseball Club (c)	▪ The Outlet Collection at Elk Grove
	▪ The Woodlands Resort &	▪ The Woodlands Parking Garages	▪ West Windsor
	Conference Center	▪ Woodlands Sarofim #1 (c)
▪ The Westin at The Woodlands (d)

(a)	The Summerlin MPC includes The Summit joint venture.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(b)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2015.
(c)	A non-consolidated investment. Refer to Note 8 – Real Estate and Other Affiliates.
(d)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2016.

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

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate other income, corporate interest income, corporate interest and depreciation expense, provision for income taxes, and warrant liability gain (loss). We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Segment operating results are as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Master Planned Communities
Land sales	$41,942	$48,081
Builder price participation	4,647	5,698
Minimum rents	143	215
Other land revenues	3,023	3,284
Total revenues	49,755	57,278

Cost of sales – land	15,688	23,896
Land sales operations	7,300	7,579
Land sales real estate and business taxes	2,294	2,404
Depreciation and amortization	83	95
Interest income	(16)	(16)
Interest expense (*)	(5,339)	(4,762)
Total expenses, net of other income	20,010	29,196
MPC EBT	29,745	28,082

Operating Assets
Minimum rents	41,118	34,312
Tenant recoveries	10,523	9,573
Hospitality revenues	12,909	12,003
Other rental and property revenues	3,083	6,274
Total revenues	67,633	62,162

Other property operating costs	14,118	17,486
Real estate taxes	6,142	5,520
Rental property maintenance costs	3,001	2,627
Hospitality expenses	10,475	9,078
Provision for doubtful accounts	2,979	809
Demolition costs	472	117
Development-related marketing costs	1,100	2,266
Depreciation and amortization	21,201	18,762
Other income	(363)	—
Interest income	(8)	(10)
Interest expense	9,153	6,495
Equity in Earnings from Real Estate and Other Affiliates	(1,927)	(885)
Total expenses, net of other income	66,343	62,265
Operating Assets EBT	1,290	(103)

Strategic Developments
Minimum rents	48	667
Tenant recoveries	5	94
Condominium rights and unit sales	122,094	34,857
Other land revenues	10	6
Other rental and property revenues	121	26
Total revenues	122,278	35,650

Condominium rights and unit cost of sales	74,815	22,409
Other property operating costs	1,624	659
Real estate taxes	606	680
Rental property maintenance costs	131	117
Provision for doubtful accounts	62	—
Demolition costs	—	—
Development-related marketing costs	3,431	3,977
Depreciation and amortization	659	1,016
Other expense/(income)	(244)	(333)
Interest income	(6)	—
Interest expense (*)	(1,134)	(1,807)
Equity in Earnings from Real Estate and Other Affiliates	(5)	(904)
Gain on sale of 80 South Street Assemblage	(140,479)	—
Total expenses, net of other income	(60,540)	25,814
Strategic Developments EBT	182,818	9,836
REP EBT	$213,853	$37,815

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(*) Negative interest expense amounts are due to interest capitalized in our Master Planned Communities and Strategic Developments segments related to Operating Assets segment debt and the Senior Notes.

The following reconciles REP EBT to GAAP income (loss) before taxes:

Reconciliation of REP EBT to GAAP income (loss) before taxes	Three Months Ended March 31,
(In thousands)	2016	2015
REP EBT	$213,853	$37,815
General and administrative	(20,324)	(18,963)
Corporate interest income/(expense), net	(13,076)	(13,212)
Warrant liability gain (loss)	29,820	(108,810)
Corporate other (expense) income, net	(246)	1,132
Corporate depreciation and amortization	(1,029)	(1,637)
Income (loss) before taxes	$208,998	$(103,675)

The following reconciles segment revenues to GAAP consolidated revenues:

Reconciliation of Segment Basis Revenues to GAAP Revenues	Three Months Ended March 31,
(In thousands)	2016	2015
Master Planned Communities	$49,755	$57,278
Operating Assets	67,633	62,162
Strategic Developments	122,278	35,650
Total revenues	$239,666	$155,090

The assets by segment and the reconciliation of total segment assets to the total assets in the condensed consolidated balance sheets are summarized as follows:

	March 31,	December 31,
(In thousands)	2016	2015
Master Planned Communities	$2,005,373	$2,022,524
Operating Assets	2,439,617	2,365,724
Strategic Developments	1,330,823	1,138,695
Total segment assets	5,775,813	5,526,943
Corporate and other	256,161	194,639
Total assets	$6,031,974	$5,721,582

The increase in the Operating Assets segment asset balance as of March 31, 2016 of $73.9 million compared to December 31, 2015 is primarily due to placing The Westin at The Woodlands in service and additional development costs at South Street Seaport.

The $192.1 million increase in the Strategic Developments segment asset balance as of March 31, 2016 compared to December 31, 2015 is primarily due to the net change resulting from the sale of the 80 South Street Assemblage and increased development expenditures primarily at Waiea, Anaha, Ae’o and One Merriweather, partially offset by the cost of sales and deposits utilized for construction at Waiea and Anaha and placing The Westin at The Woodlands in service in the Operating Assets segment.

Corporate and other assets as of March 31, 2016 consist primarily of cash and cash equivalents. The $61.5 million increase at March 31, 2016 compared to December 31, 2015 is primarily due to increased cash balances in the first quarter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes included in this Quarterly Report and in the Company’s Form 10-K for the year ended December 31, 2015. All references to numbered Notes are to specific notes to our Condensed Consolidated Financial Statements included in this Quarterly Report.

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

In this Quarterly Report, we make forward-looking statements discussing our expectations about:

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

There are several factors, many beyond our control, which could cause results to differ materially from our expectations. These risk factors are described in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”) and are incorporated herein by reference. Any factor could, by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There may be other factors that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations. These forward-looking statements present our estimates and assumptions as of the date of this Quarterly Report. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Real Estate Property Earnings Before Taxes

We use a number of operating measures for assessing operating performance of properties within our segments, some of which may not be common among all three of our segments. We believe that investors may find some operating measures more useful than others when separately evaluating each segment. One common operating measure used to assess operating results for our business segments is Real Estate Property Earnings Before Taxes (“REP EBT”). We believe REP EBT provides useful information about our operating performance because it excludes certain non-recurring and non-cash items which we believe are not indicative of our core business. REP EBT may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate other income, corporate interest income, corporate interest and depreciation expense, provision for income taxes, and warrant liability gain (loss). We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.  A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 16 – Segments. We also provide a measure of Adjusted Operating Assets REP EBT, which excludes depreciation and amortization, demolition costs, and development-related marketing costs. A reconciliation of Adjusted Operating Assets EBT to Operating Assets EBT is included in the Operating Asset discussion.

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

Operating Assets Net Operating Income

We believe that net operating income (“NOI”) is a useful supplemental measure of the performance of our Operating Assets because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs. We define NOI as operating revenues (rental income, tenant recoveries and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight line rents and amortization of tenant incentives, net interest expense, ground rent amortization, demolition costs, amortization, depreciation, development-related marketing costs and equity in earnings from Real Estate Affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that factors, which vary by property, such as lease structure, lease rates and tenant base have on our operating results, gross margins and investment returns.

Although we believe that NOI provides useful information to investors about the performance of our Operating Assets, due to the exclusions noted above, NOI should only be used as an additional measure of the financial performance of such assets and not as an alternative to GAAP net income (loss). For reference, and as an aid in understanding our computation of NOI, a reconciliation of Operating Assets NOI to Operating Assets REP EBT has been presented in the Operating Assets segment discussion below.

Results of Operations

Our revenues are primarily derived from the sale of individual lots at our master planned communities to homebuilders, from tenants at our operating assets in the form of fixed minimum rents, overage rent and recoveries of operating expenses, and from the sale of condominium units.

The following table reflects our results of operations for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015	Change
Revenues
MPC segment revenues	$49,755	$57,278	$(7,523)
Operating Assets segment revenues	67,633	62,162	5,471
Strategic Developments segment revenues	122,278	35,650	86,628
Total revenues	$239,666	$155,090	$84,576

MPC segment REP EBT	$29,745	$28,082	$1,663
Operating Assets segment REP EBT	1,290	(103)	1,393
Strategic Developments segment REP EBT	182,818	9,836	172,982
Total segment REP EBT (a)	213,853	37,815	176,038
General and administrative	(20,324)	(18,963)	(1,361)
Corporate interest expense, net	(13,076)	(13,212)	136
Warrant liability gain (loss)	29,820	(108,810)	138,630
Corporate other income, net	(246)	1,132	(1,378)
Corporate depreciation and amortization	(1,029)	(1,637)	608
Provision for income taxes	(65,233)	(2,284)	(62,949)
Net income (loss)	143,765	(105,959)	249,724
Net income attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to common stockholders	$143,765	$(105,959)	$249,724

Diluted income (loss) per share	$2.69	$(2.68)	$5.37

(a)

Total segment REP EBT includes depreciation and amortization expense. Non-cash total segment depreciation and amortization, primarily relating to Operating Assets placed into service, is currently offsetting the net operating income generated from these properties because they typically will not stabilize for 12 – 36 months after they are placed into service, but the full amount of their annual depreciation and amortization begins when they are placed into service. The following table shows the amounts included in segment REP EBT  related to non-cash depreciation and amortization:

	Three Months Ended March 31,
	2016	2015	Change
Total segment depreciation and amortization	$21,943	$19,873	$2,070

Total revenues for the three months ended March 31, 2016 increased compared to the same period in 2015 primarily due to higher revenues in our Strategic Developments and Operating Assets segments. Strategic Developments segment revenue increased due to higher revenue related to sales at our Waiea and Anaha condominium projects. Operating Assets segment revenue increased primarily due to assets placed in service in 2016 and 2015, including The Westin at The Woodlands, Hughes Landing Hotel (Embassy Suites), Creekside Village, Hughes Landing Retail, One Lakes Edge and One Summerlin, and the ongoing stabilization of Downtown Summerlin, Outlet Collection at Riverwalk and Two Hughes Landing. The MPC segment revenues decrease is due to a decline in residential land sales in our MPCs for the three months ended March 31, 2016 as compared to the same period in 2015, partially offset by commercial land sales in The Woodlands during the first quarter 2016.

General and administrative expenses for the three months ended March 31, 2016 increased compared to the same period in 2015. The increase is primarily due to $1.3 million of compensation costs related to increased headcount compared to the prior year.

The increase in the provision for income taxes for the three months ended March 31, 2016 compared to the same period in 2015 is attributable to an increase of $176.5 million in operating income offset by lower interest expense on the uncertain tax position as compared to the same period in 2015. Operating income on our condensed consolidated statement of operations was $193.0 million and $16.5 million for the three months ended March 31, 2016 and 2015, respectively.

We have significant permanent differences, primarily from warrant liability gains and losses and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rate based upon actual operating results was 31.2% for the three months ended March 31, 2016 compared to (2.2%) for the same period in 2015. The changes in the tax rate were primarily attributable to changes in the warrant liability, valuation allowance related to our deferred tax asset, as well as other items which are permanent differences for tax purposes. If changes in the warrant liability, valuation allowance, unrecognized tax benefits, and other material discrete adjustments to deferred tax liabilities were excluded from the effective tax rate computation, the effective tax rates would have been 37.1% and 34.8% for the three months ended March 31, 2016 and 2015, respectively.

The increase in Net income (loss) attributable to common stockholders for the three months ended March 31, 2016 compared to the same period in 2015 is primarily due to a gain on the sale of the 80 South Street Assemblage, significant growth in earnings from condominium rights and unit sales in our Strategic Developments segment, a warrant liability gain, and slightly increased earnings in our MPC and Operating Assets segments. These increases were partially offset by higher general and administrative expenses, an increased provision for income taxes, and higher interest expense.

Please refer to the individual segment operations sections that follow for explanations of segment performance.

Segment Operations

Please refer to Note 16 - Segments for additional information including reconciliations of our segment basis results to generally accepted accounting principles (“GAAP”) basis results.

Master Planned Communities

Master Planned Communities Revenues and Expenses(*)

For the three months ended March 31, 2016 and 2015

(In thousands, except %)

	Bridgeland		Maryland Communities				Summerlin		The Woodlands		The Woodlands Hills		Total MPC
(In thousands)	2016	2015	2016		2015		2016	2015	2016	2015	2016	2015	2016	2015
Land sales	$4,281	$4,578	$—		$—		$24,792	$36,288	$12,869	$7,215	$—	$—	$41,942	$48,081
Builder price participation	255	123	—		—		3,889	4,262	503	1,313	—	—	4,647	5,698
Minimum rents	—	—	—		—		143	213	—	—	—	—	143	213
Other land sale revenues	75	137	2		51		2,817	1,780	129	1,318	—	—	3,023	3,286
Total revenues	4,611	4,838	2		51		31,641	42,543	13,501	9,846	—	—	49,755	57,278

Cost of sales - land	1,447	1,672	—		—		9,141	19,795	5,100	2,429	—	—	15,688	23,896
Land sales operations	1,003	988	81		104		2,505	2,692	3,659	3,795	52	—	7,300	7,579
Land sales real estate and business taxes	236	74	165		166		541	936	1,329	1,228	23	—	2,294	2,404
Depreciation and amortization	24	30	5		5		24	30	30	30	—	—	83	95
Total expenses	2,710	2,764	251		275		12,211	23,453	10,118	7,482	75	—	25,365	33,974

Operating income	1,901	2,074	(249)		(224)		19,430	19,090	3,383	2,364	(75)	—	24,390	23,304

Interest expense, net (a)	(2,466)	(2,277)	(9)		(10)		(4,367)	(3,517)	1,624	1,220	(137)	(194)	(5,355)	(4,778)
MPC REP EBT	$4,367	$4,351	$(240)	(c)	$(214)	(c)	$23,797	$22,607	$1,759	$1,144	$62	$194	$29,745	$28,082

Gross Margin % (b)	66.2%	63.5%	NM		NM		63.1%	45.5%	60.4%	66.3%	NM	NM	62.6%	50.3%

(*)    For a reconciliation of MPC REP EBT to consolidated income (loss) before taxes, refer to Note 16 – Segments.

(a)	Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets segment and corporate debt.
(b)	Gross margin % is the ratio of Land sales less Cost of sales-land, divided by Land sales.
(c)	The negative MPC REP EBT in Maryland is due to no land sales in 2016 or 2015; however, certain costs such as real estate taxes and administrative expenses continue to be incurred.

NM – Not meaningful

MPC revenues vary between periods based on economic conditions and several factors such as, but not limited to, location, availability of land for sale, development density and residential or commercial use. Gross margin for each MPC may vary from period to period based on the locations of the land sold and the related costs associated with developing the land sold. Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized project costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition and development costs reduced by any previous impairment charges. Development expenditures are capitalized and generally not reflected in the condensed consolidated statements of operations in the current period.

Builder price participation revenue is based on an agreed-upon percentage of the estimated sales price of the home relative to the base lot price.

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

MPC Sales Summary

	Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
	Three Months Ended March 31,
($ In thousands)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Bridgeland
Residential
Single family - detached	$4,213	$4,578	11.1	11.8	64	41	$380	$388	$66	$112
Total	4,213	4,578	11.1	11.8	64	41	380	388	66	112
$ Change	(365)		(0.7)		23		(8)		(46)
% Change	(8.0%)		(5.9%)		56.1%		(2.1%)		(41.1%)

Maryland Communities
No land sales

Summerlin
Residential
Superpad sites	40,000	16,774	116.8	29.2	552	78	342	574	72	215
Single family - detached	—	13,650	—	14.9	—	75	—	916	—	182
Custom lots	2,140	2,545	1.3	2.0	4	5	1,646	1,273	535	509
Total	42,140	32,969	118.1	46.1	556	158	357	715	76	209
$ Change	9,171		72.0		398		(358)		(133)
% Change	27.8%		156.2%		251.9%		(50.1%)		(63.6%)

The Woodlands
Residential
Single family - detached	2,464	6,807	4.1	9.8	17	37	601	695	145	184
Single family - attached	—	408	—	0.8	—	9	—	510	—	45
Commercial
Medical	10,405	—	4.3	—	—	—	2,420	—	—	—
Total	12,869	7,215	8.4	10.6	17	46	1,532	681	145	157
$ Change	5,654		(2.2)		(29)		851		(12)
% Change	78.4%		(20.8%)		(63.0%)		125.0%		(7.6%)

Total acreage sales revenue	59,222	44,762	137.6	68.5	637	245

Deferred revenue
Bridgeland	68	—
Summerlin	(17,380)	393
Total Deferred Revenue	(17,312)	393
Special Improvement District revenue *	32	2,926
Total segment land sales revenue - GAAP basis	$41,942	$48,081

*Applicable exclusively to Summerlin.

Houston MPCs

Bridgeland

Bridgeland’s land sales for the three months ended March 31, 2016 were slightly lower compared to 2015 due to homebuilders’ continued cautious management of land inventory levels given the economic uncertainty in Houston. For the three months ended March 31, 2016, Bridgeland sold 11.1 residential acres compared to 11.8 acres for the same period in 2015. The average price per residential acre for single-family – detached product decreased $8,000, or 2.1% to $380,000 for the three months ended March 31, 2016 compared to $388,000 in 2015. The decrease is attributable to the mix of lot sizes that were sold in the respective periods. For the three months ended March 31, 2016, there were a large percentage of smaller, lower priced lots sold than in the same period in 2015.

There were 68 new home sales at Bridgeland for the three months ended March 31, 2016, representing a 44.7% increase, compared to 47 new home sales for the three months ended March 31, 2015. The median new home price in Bridgeland increased 2.0% to $412,000 for 2016 compared to a median new home price of $404,000 for the same period in 2015. The Grand Parkway, connecting our Bridgeland and The Woodlands communities, opened in February 2016, providing greater connectivity between employment centers in Houston.

The Woodlands

For the three months ended March 31, 2016, The Woodlands sold 4.1 residential acres compared to 10.6 acres for the same period in 2015, and the average price per residential acre for single-family – detached product decreased $94,000, or 13.5% to $601,000 for the three months ended March 31, 2016 compared to $695,000 for same period in 2015, primarily due to the mix of lots sold. The decrease in acreage sold for the three months ended March 31, 2016 compared to 2015 is also attributable to homebuilder caution on expanding their land inventory given economic uncertainty in the Houston market. There were 56 new home sales for the three months ended March 31, 2016, representing a 33.3% decrease compared to 84 new home sales for the same period in 2015.

The Woodlands Hills

We began planning for site development during 2015, and we currently expect to start water, sewer and drainage construction in the third quarter 2016.  Assuming these improvements are completed on schedule, the first lot sales are expected to begin in the fourth quarter 2017.  We believe that The Woodlands Hills MPC is well-positioned to generate demand over the long term for the following reasons: (i) it has a projected lower price point for all product types compared to The Woodlands; (ii) it benefits from The Woodlands’ brand reputation; and (iii) it has a favorable location to major employment centers, such as The Woodlands, with its medical and office centers, and the ExxonMobil campus located just south of The Woodlands.

Maryland

Our Columbia, Gateway, Emerson and Fairwood communities contain approximately 108 commercial acres remaining to be sold, but there were no commercial land sales for the three month periods ended March 31, 2016 or 2015. All of the residential inventory was sold out in prior years.

In December 2015, approximately 35 commercial acres of the Columbia commercial acreage was transferred to our Strategic Developments segment as we began development of new residential units and retail space in the Downtown Columbia Town Center Redevelopment District.  The entitlements, which do not expire under Maryland law, are enabling us to redevelop Downtown Columbia and further support the approximate 112,000 residents.

Summerlin

Summerlin’s land sales for the three months ended March 31, 2016 were higher compared to 2015 primarily due to a $40 million bulk sale to a homebuilder for a large parcel. This sale represents the remaining half of a village that was partially purchased by the same homebuilder back in December 2006. In contrast to a typical superpad sale where we develop and construct the major utilities (water, sewer and storm drain) and roads to the borders of the undeveloped parcel and the homebuilder completes the on-site utilities, roads, and finished lots, the homebuilder will be responsible for installing power and drainage facilities to the village. Summerlin is not obligated to incur any development costs within the boundaries of the parcel. Accordingly, the price per acre of $342,000 is not comparable to the average price per acre of $574,000 for the same period in 2015 given the nature of this bulk sale transaction. Gross margin increased for the three months ended March 31, 2016 compared to 2015 due to this sale of undeveloped land for which we incurred a much lower cost of sales. In addition, as part of the transaction we negotiated a favorable adjustment to the builder price participation on the land we sold to the homebuilder in 2006.

Homebuilder demand for land in Summerlin continues to remain strong due to the positive economic conditions in the market, including its strong employment growth. Summerlin’s primary focus for superpad sales in 2016 will be the continuation of more traditional sales in the southern section of the MPC.

Summerlin had 149 new home sales for the three months ended March 31, 2016, representing a 3.5% increase compared to 144 new home sales for the same period in 2015. The median new home price in Summerlin increased 11.5% to $561,000 for the three months ended March 31, 2016 compared to a median new home price of $503,000 for the same period in 2015. As of March 31, 2016, Summerlin’s expected residential land sales scheduled to close in the second quarter of 2016 approximate $10.6 million and represents approximately 203 residential lots under contract.

Summerlin builder price participation decreased for the three months ended March 31, 2016 compared to the same period in 2015 due primarily to a shift in product mix sold between the two periods. Price participation continues to be a significant source of revenue for Summerlin.

Land development began at The Summit, our joint venture with Discovery Land, in the second quarter 2015 and continues to progress on schedule based upon the initial plan. As of March 31, 2016, the project has received buyer deposits totaling $47.9 million, representing $139.1 million in contracted land sales and we expect the first lot closings to begin in the second quarter 2016. Please refer to Note 8 – Real Estate and Other Affiliates for a description of the joint venture and our share of equity earnings in the period.

MPC Net Contribution

In addition to REP EBT for the MPCs, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. MPC Net Contribution is defined as MPC REP EBT, plus MPC cost of sales, depreciation and amortization, and net collections from Special Improvement District (“SID”) bonds and Municipal Utility District (“MUD”) receivables, reduced by MPC development and land acquisition expenditures. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP is presented in Note 16 - Segments.

The following table sets forth the MPC Net Contribution for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,		2016-2015
(in thousands)	2016	2015	Change
MPC REP EBT (a)	$29,745	$28,082	$1,663
Plus:
Cost of sales - land	15,688	23,896	(8,208)
Depreciation and amortization	83	95	(12)
MUD and SID bonds, net (b)	(32)	(3,346)	3,314
Less:
MPC development expenditures	(34,468)	(37,343)	2,875
MPC land acquisitions	(69)	(1,101)	1,032
MPC Net Contribution	$10,947	$10,283	$664

(a)	For a detailed breakdown of our Master Planned Communities segment EBT, refer to Note 16 – Segments.
(b)	SID bond collections are shown net of SID bond assumptions by buyers in the respective periods. SID bond assumptions are a non-cash component of revenue.

MPC Net Contribution increased for the three months ended March 31, 2016 compared to the three months ended March

31, 2015 primarily due to an increase in sales.

The following table sets forth MPC land inventory activity for the three months ended March 31, 2016:

MPC Land Inventory Activity

(In thousands)	Bridgeland	Maryland	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2015	$435,220	$22,143	$864,276	$220,099	$101,104	$1,642,842
Acquisitions	—	—	—	69	—	69
Development expenditures (a)	11,349	71	13,278	9,322	448	34,468
MPC Cost of Sales	(1,447)	—	(9,141)	(5,100)	—	(15,688)
MUD reimbursable costs (b)	(14,844)	—	—	(1,500)	—	(16,344)
Other	(1,961)	18	5,653	(1,127)	17	2,600
Balance March 31, 2016	$428,317	$22,232	$874,066	$221,763	$101,569	$1,647,947

(a)	Development expenditures are inclusive of capitalized interest and property taxes.
(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

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

Total revenues and expenses for the Operating Assets segment are summarized as follows:

Operating Assets Revenues and Expenses (*)

	Three Months Ended March 31,		2016 - 2015
(In thousands)	2016	2015	Change
Minimum rents	$41,118	$34,312	$6,806
Tenant recoveries	10,523	9,573	950
Hospitality revenues	12,909	12,003	906
Other rental and property revenues	3,083	6,274	(3,191)
Total revenues	67,633	62,162	5,471

Other property operating costs	14,118	17,486	(3,368)
Rental property real estate taxes	6,142	5,520	622
Rental property maintenance costs	3,001	2,627	374
Hospitality expenses	10,475	9,078	1,397
Provision for doubtful accounts	2,979	809	2,170
Other income, net	(363)	—	(363)
Depreciation and amortization	21,201	18,762	2,439
Interest income	(8)	(10)	2
Interest expense	9,153	6,495	2,658
Equity in Earnings from Real Estate and Other Affiliates	(1,927)	(885)	(1,042)
Total operating expenses	64,771	59,882	4,889
Income before development expenses	2,862	2,280	582
Demolition costs	472	117	355
Development-related marketing costs	1,100	2,266	(1,166)
Total development expenses	1,572	2,383	(811)
Operating Assets REP EBT	$1,290	$(103)	$1,393

(*)For a reconciliation of Operating Assets REP EBT to consolidated income (loss) before taxes, refer to Note 16 - Segments.

Minimum rents and tenant recoveries for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 increased primarily due to increases of $2.8 million for our retail properties, $3.4 million for our office properties, and $1.4 million for our multifamily properties.  The increase for our retail properties was primarily due to the 2015 openings of Creekside Village Green and Hughes Landing Retail (“2015 Retail Openings”), and increased leasing and the elimination of co-tenancy allowances for current tenants at Downtown Summerlin.    The increase in our office properties was primarily due to the openings of 1725 & 1735 Hughes Landing Boulevard and One Summerlin in 2015 (“2015 Office Openings”), and an increase at Two Hughes Landing due to increased leasing. The increase in our multifamily properties was primarily due to the opening of One Lakes Edge in 2015.

Hospitality revenues increased for the three months ended March 31, 2016 due to the opening of the Hughes Landing Hotel (Embassy Suites) in 2015 and the The Westin at The Woodlands in 2016 offset by a decrease at The Woodlands Resort and Conference Center due to a decline in revenues from group business.

Other rental and property revenue for the three months ended March 31, 2016 decreased primarily due to the sale of the Club at Carlton Woods in 2015.

Other property operating costs and rental property maintenance costs for the three months ended March 31, 2016 compared to the same period 2015 decreased due to the sale of the Club at Carlton Woods, offset by an increase of $0.4 million for our retail properties, $0.6 million for our office properties, and $0.4 million for our multifamily properties.  The increases were primarily due to our 2015 Retail Openings, 2015 Office Openings, and the opening of One Lakes Edge apartments in the second quarter of 2015.

Rental property real estate taxes for the three months ended March 31, 2016 compared to the same period 2015, increased $0.6  primarily due to our 2015 Retail Openings, 2015 Office Openings and the opening of One Lakes Edge apartments.

Hospitality expenses increased for the three months ended March 31, 2016 due to the opening of the Hughes Landing Hotel (Embassy Suites) in 2015 and the The Westin at The Woodlands in 2016 offset by a decrease in hospitality expenses at the Woodlands Resort and Conference Center due to decreased conference center services.

Provision for doubtful accounts increased for the three months ended March 31, 2016 compared to the same period 2015 due primarily to the filing of a plan of reorganization under the U.S. bankruptcy code of a tenant at Ward Village.

Depreciation and amortization for the three months ended March 31, 2016 compared to the same period 2015 increased  $1.3 million for our office properties and $1.1 million for our multifamily and hospitality properties.  The increase for office properties is primarily due to 2015 Office Openings. The increase for hospitality is due to the 2015 and 2016 openings of our two new hotels in The Woodlands. We also opened One Lakes Edge which also contributed to the increase in depreciation.

When a development property is placed into service, depreciation is calculated for the property ratably over the estimated useful lives of each of its components; however, most of our recently developed properties do not reach stabilization for 12 to 36 months after being placed into service due to the timing of tenants taking occupancy and subsequent leasing of remaining unoccupied space during that period.  As a result, operating income, earnings before taxes (EBT) and net income will not reflect the ongoing earnings potential of newly-placed in service operating assets during this transition period to stabilization. Accordingly, we calculate Adjusted Operating Assets REP EBT, which excludes depreciation and amortization, development-related demolition and marketing costs, as they do not represent recurring costs for stabilized real estate properties. Adjusted Operating Assets REP EBT increased 14.4% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, respectively, due to the 2015 Retail Openings and 2015 Office Openings.

The following table reconciles Adjusted Operating Assets REP EBT to Operating Assets REP EBT:

Reconciliation of Adjusted Operating Assets REP EBT to	Three Months Ended March 31,
Operating Assets REP EBT (in thousands)	2016	2015
Adjusted Operating Assets REP EBT	$24,063	$21,042
Depreciation and amortization	(21,201)	(18,762)
Demolition costs	(472)	(117)
Development-related marketing costs	(1,100)	(2,266)
Operating Assets REP EBT	$1,290	$(103)

Interest expense increased primarily due to higher loan balances on properties acquired or put into service.  The increase for retail is primarily due to Downtown Summerlin.  The increase for office was due primarily to One Summerlin, 10-60 Columbia Corporate Center, Two Hughes Landing and 3831 Technology Forest.  Multifamily interest expense increased due to placing One Lakes Edge in service in 2015.

Equity in earnings from Real Estate and Other Affiliates increased for the three months ended March 31, 2016 compared to the same period for 2015 due primarily to a $2.6 million distribution from our Summerlin Hospital investment as compared to $1.7 million in 2015.

Demolition costs increased for the three months ended March 31, 2016 versus 2015 due to interior demolition work for the Fulton Market Building at South Street Seaport.

Development-related marketing costs in 2016 relate to a greater marketing initiative at South Street Seaport as we accelerate leasing efforts in advance of the completion of our first project. Development-related marketing costs for 2015 related to HHC Studios that was completed in 2015.

Operating Assets NOI and REP EBT
	Three Months Ended March 31,		2016 - 2015
(In thousands)	2016	2015	Change
Retail
Columbia Regional	$304	$261	$43
Cottonwood Square	177	160	17
Creekside Village Green (a)	364	39	325
Downtown Summerlin (a) (b) (i)	4,214	1,744	2,470
Hughes Landing Retail (a) (b)	659	58	601
1701 Lake Robbins	88	169	(81)
Landmark Mall (c)	(151)	(76)	(75)
Outlet Collection at Riverwalk	1,112	1,153	(41)
Park West	498	640	(142)
Ward Village (d)	4,595	6,315	(1,720)
20/25 Waterway Avenue	453	420	33
Waterway Garage Retail	151	169	(18)
Total Retail	12,464	11,052	1,412
Office
10-70 Columbia Corporate Center (e)	2,813	3,232	(419)
Columbia Office Properties (f)	(203)	14	(217)
One Hughes Landing	1,523	1,322	201
Two Hughes Landing	1,298	204	1,094
1725 Hughes Landing Boulevard (b) (i)	(598)	—	(598)
1735 Hughes Landing Boulevard (b) (i)	(624)	—	(624)
2201 Lake Woodlands Drive	(37)	(52)	15
9303 New Trails	426	493	(67)
110 N. Wacker	1,525	1,529	(4)
One Summerlin (a)	286	—	286
3831 Technology Forest Drive	387	391	(4)
3 Waterway Square	1,731	1,474	257
4 Waterway Square	1,674	1,460	214
1400 Woodloch Forest	461	328	133
Total Office	10,662	10,395	267
Multi-family
85 South Street	126	107	19
Millennium Waterway Apartments	914	1,052	(138)
One Lakes Edge (a) (b)	918	—	918
Total Multi-family	1,958	1,159	799
Hospitality
Hughes Landing Hotel (Embassy Suites) (a) (b)	702	—	702
The Westin at The Woodlands (b)	(456)	—	(456)
The Woodlands Resort & Conference Center (g)	2,188	2,925	(737)
Total Hospitality	2,434	2,925	(491)
Total Retail, Office, Multi-family and Hospitality	27,518	25,531	1,987

The Woodlands Ground leases	295	216	79
The Woodlands Parking Garages	(163)	(176)	13
Other Properties (b)	951	891	60
Total Other	1,083	931	152
Operating Assets NOI - Consolidated	28,601	26,462	2,139

Redevelopments
South Street Seaport (b)	(803)	(14)	(789)
Total Operating Asset Redevelopments	(803)	(14)	(789)

Dispositions
The Club at Carlton Woods (h)	—	(846)	846
Total Operating Asset Dispositions	—	(846)	846
Total Operating Assets NOI - Consolidated	27,798	25,602	2,196

Straight-line lease and other non-cash amortization (i)	3,120	1,194	1,926
Demolition costs (j)	(472)	(117)	(355)
Development-related marketing costs	(1,100)	(2,266)	1,166
Depreciation and amortization	(21,201)	(18,762)	(2,439)
Write-off of lease intangibles and other	(1)	(154)	153
Other income, net	363	—	363
Equity in earnings from Real Estate and Other Affiliates	1,927	885	1,042
Interest, net	(9,144)	(6,485)	(2,659)
Total Operating Assets REP EBT (k)	$1,290	$(103)	$1,393

	Three Months Ended March 31,		2016 - 2015
(In thousands)	2016	2015	Change

Operating Assets NOI - Equity and Cost Method Investments
33 Peck Slip (b)	$68	$—	$68
Millennium Woodlands Phase II (a)	774	(104)	878
Stewart Title Company	208	391	(183)
Clark County Las Vegas Stadium, LLC	(319)	(234)	(85)
The Metropolitan Downtown Columbia (a) (b)	1,313	(508)	1,821
Woodlands Sarofim # 1	425	391	34
Total NOI - equity investees	2,469	(64)	2,533

Adjustments to NOI (l)	(3,683)	(680)	(3,003)
Equity Method Investments REP EBT	(1,214)	(744)	(470)
Less: Joint Venture Partner's Share of REP EBT	525	(118)	643
Equity in earnings from Real Estate and Other Affiliates	(689)	(862)	173

Distributions from Summerlin Hospital Investment (m)	2,616	1,747	869
Segment equity in earnings from Real Estate and Other Affiliates	$1,927	$885	$1,042

Company's Share of Equity Method Investments NOI
33 Peck Slip	$24	$—	$24
Millennium Woodlands Phase II	630	(85)	715
Stewart Title Company	104	196	(92)
Clark County Las Vegas Stadium, LLC	(160)	(117)	(43)
The Metropolitan Downtown Columbia (a)	657	(254)	911
Woodlands Sarofim # 1	85	78	7
Total NOI - equity investees	$1,340	$(182)	$1,522

	Economic	Three Months Ended March 31, 2016
(In thousands)	Ownership	Total Debt		Total Cash
33 Peck Slip	35.00%	$25,000	(n)	$38
Millennium Woodlands Phase II	81.43%	37,700		1,788
Stewart Title Company	50.00%	—		185
Clark County Las Vegas Stadium, LLC	50.00%	—		766
The Metropolitan Downtown Columbia	50.00%	63,122		2,700
Woodlands Sarofim #1	20.00%	5,838		832

(a)	NOI increase for the quarter ended March 31, 2016 as compared to 2015 relates to continued increase in occupancy and/or stabilization of the property.
(b)	Please refer to discussion in the following section regarding this property.
(c)	The NOI losses in 2016 and 2015 are due to a decline in occupancy as the property loses tenants in anticipation of its redevelopment.
(d)	NOI decrease is primarily caused by an increase in provision for doubtful accounts due to collectability risk with a tenant which is reorganizing under the U.S. bankruptcy code.
(e)	NOI decrease is due to decreased occupancy in 2016 related to a lease expiration and related vacancy of a tenant in May 2015.
(f)	NOI decrease is due primarily to decreased occupancy related to water damage forcing a tenant to relocate to another building in the area and a large tenant who vacated their space.
(g)	The NOI decrease for the resort is due primarily to the slower group business as a direct result of the decline in the economic conditions in the Houston area related to the oil and gas industry.
(h)	The Club at Carlton Woods was sold in September 2015.
(i)	The increase is primarily due to new leases at Downtown Summerlin and 1725 & 1735 Hughes Landing Boulevard which were placed in service in the fourth quarter of 2015.
(j)	The increase is due to interior demolition of the Fulton Market Building at Seaport.
(k)	For a detailed breakdown of our Operating Asset segment REP EBT, please refer to Note 16 - Segments in the condensed consolidated financial statements.
(l)	Adjustments to NOI include straight-line rent and market lease amortization, demolition costs, depreciation and amortization and non-real estate taxes.
(m)	Distributions from the Summerlin Hospital are typically made one time per year in the first quarter.
(n)	Debt represents a note payable to us as of March 31, 2016, as discussed in Note 8 to the condensed consolidated financial statements.

Reconciliation of Operating Assets Segment Equity in Earnings

	Three Months Ended March 31,
(In thousands)	2016	2015
Equity Method investments	$(689)	$(862)
Cost basis investment	2,616	1,747
Operating Assets segment Equity in Earnings from Real Estate and Other Affiliates	1,927	885
Strategic Developments segment Equity in Earnings from Real Estate and Other Affiliates (a)	5	903
Equity in Earnings from Real Estate and Other Affiliates	$1,932	$1,788

(a)

The Strategic Developments Equity in earnings from Real Estate and Other Affiliates is primarily related to our ONE Ala Moana joint venture which was completed in 2014, with sales closed out in 2015. Please refer to Note 8 – Real Estate and Other Affiliates for further description of this joint venture.

Retail Properties

Some leases related to our retail properties are triple net leases. Triple net leases generally require tenants to pay their pro-rata share of property operating costs, such as real estate taxes, utilities and insurance, and the direct costs of their leased space.

The following table summarizes the leases we executed at our retail properties during the three months ended March 31, 2016:

			Square Feet			Per Square Foot				(In thousands)
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Annual Starting Rents	Total Tenant Improvements		Total Leasing Commissions	Avg. Annual Starting Rents	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	8	114	19,607	16,891	9,164	$50.18	$491.91	(f)	$17.68	$984	$8,309	$162
Comparable - Renewal (c)	7	34	17,957	1,500	7,574	31.79	50.00		3.21	571	75	24
Comparable - New (d)	3	60	4,930	2,577	—	26.57	29.69		—	131	77	—
Non-comparable (e)	7	93	49,666	37,110	32,622	34.04	67.61		4.69	1,690	2,509	153
Total			92,160	58,078	49,360					$3,376	$10,970	$339

(a)	Excludes executed leases with a term of 12 months or less and one lease with a joint venture in which we are a member.
(b)	Pre-leased information is associated with projects under development at March 31, 2016.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $29.95 per square foot to $31.79 per square foot, or 6.1% over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $32.13 per square foot to $26.57 per square foot, or (17.3%) over previous rents.

(e)	Non-comparable information is associated with assets whereby the square footage was previously vacant for more than 12 months or has never been occupied.
(f)	Total Tenant Improvements include one anchor lease with above-market finish out costs. Excluding this lease, Total Tenant Improvements would be $35.53.

Below is a discussion of our retail assets recently placed in service and assets which have significant development costs remaining until the asset is substantially leased and stabilized.

Downtown Summerlin

As of April 15, 2016, the retail portion of Downtown Summerlin is 92.6% leased and the office building, One Summerlin, is 62.1% leased, of which 8%  is leased by our regional MPC team. We currently expect the property to reach stabilized annual NOI of $32.0 million by the end of 2018. Total estimated development costs are approximately $418 million, of which we have incurred $402.0 million as of March 31, 2016. The remaining costs to be incurred are primarily for tenant improvements and leasing. The project is financed by a $311.8 million construction loan. The loan has an initial rate of one-month LIBOR plus 2.25% with an initial maturity date of July 15, 2017, with two, one-year extension options.

Hughes Landing Retail

In the second quarter 2015, we substantially completed Hughes Landing Retail and reclassified the asset to our Operating Assets segment. Of total development costs of approximately $36 million, $33.6 million have been incurred as of March 31, 2016. The project is financed by a $36.6 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.95% with an initial maturity date of December 20, 2016, with two, one-year extension options. As of April 15, 2016, 90.8% of the project has been leased. We expect to reach stabilized annual NOI of $3.5 million by the end of  2016.

Office Properties

All of the office properties listed in the chart in Note 16, except for 110 N. Wacker and One Summerlin, are located in Columbia, Maryland and in The Woodlands, Texas. Leases related to our office properties, except those located in Columbia, Maryland, are generally triple net leases.

The following table summarizes our executed office property leases during the three months ended March 31, 2016:

			Square Feet			Per Square Foot			(In thousands)
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Annual Starting Rents	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	—	n.a.	—	—	—	$—	$—	$—	$—	$—	$—
Comparable - Renewal (c)	5	64	22,113	12,909	16,120	26.36	14.16	4.29	583	183	69
Comparable - New (d)	2	72	18,407	18,407	5,505	25.97	33.37	8.43	478	614	46
Non-comparable (e)	4	100	16,101	16,101	7,987	30.65	55.92	11.53	493	900	92
Total			56,621	47,417	29,612				$1,554	$1,697	$207

(a)	Excludes executed leases with a term of 12 months or less.
(b)	Pre-leased information is associated with projects under development at March 31, 2016.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $27.83 per square foot to $26.36 per square foot, or (5.3)% over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $24.23 per square foot to $25.97 per square foot, or 7.2% over previous rents.

(e)	Non-comparable information is associated with assets whereby the square footage was previously vacant for more than 12 months or has never been occupied.

1725 & 1735 Hughes Landing Boulevard

Construction began during the fourth quarter 2013 and the project was substantially completed and moved to our Operating Assets segment in the fourth quarter of 2015 at which time ExxonMobil began occupying their space.  Total development costs are expected to be approximately $213 million, which includes $61.1 million of tenant improvements that are being reimbursed by ExxonMobil. As of March 31, 2016, we have incurred $179.8 million of development costs, and we have been fully reimbursed for all tenant improvements. ExxonMobil has pre-leased the 318,170 square foot 1735 Hughes Landing Boulevard building for 12 years, and 159,952 square feet of the total 331,067 square foot 1725 Hughes Landing Boulevard building for eight years.  We expect to reach stabilized annual NOI, based on ExxonMobil’s current 478,000 square foot commitment and assuming leasing of the remaining space, of approximately $14.0 million in 2018.  The project is financed by a $143.0 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.65% with an initial maturity date of June 30, 2018, with a one-year extension option.

Multi-family

One Lakes Edge

In the second quarter 2015, we substantially completed One Lakes Edge located at Hughes Landing in The Woodlands and reclassified the asset to our Operating Assets segment. Total development costs were approximately $88 million, of which we have incurred $81.3 million as of March 31, 2016. The project is financed by a $73.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.25% with an initial maturity date of November 25, 2016, with two, one-year extension options.  As of April 15, 2016, 60.3% of the units are leased. We expect the apartments to reach stabilized annual NOI of $7.5 million in 2017.

Hospitality

Hughes Landing Hotel (Embassy Suites)

In the fourth quarter 2015, we substantially completed construction of an Embassy Suites by Hilton hotel in Hughes Landing and we reclassified the asset to our Operating Assets segment. Total development costs are expected to be approximately $46 million, of which we have incurred $42.4 million as of March 31, 2016. We expect to reach projected  annual NOI of $4.5 million in 2018. The project is financed by a $37.1 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of October 2, 2018, with two, one-year extension options.

The Westin at The Woodlands

We substantially completed construction of the The Westin at The Woodlands, a Westin-branded hotel, and opened the hotel in March 2016. The hotel has been reclassified to our Operating Assets segment. Total development costs are expected to be approximately $97 million, of which we have incurred $83.7 million as of March 31, 2016. We expect to reach projected annual NOI of approximately $10.5 million in 2018.  The project is financed by a $69.3 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.65% with an initial maturity date of August 6, 2018, with a one-year extension option.  This hotel is well-located adjacent to several office buildings in The Woodlands Town Center and should benefit from the embedded business demand in the area.

Other

The properties that are included in our Other Properties description in our Operating Assets NOI and REP EBT table include Kewalo Basin Harbor, Merriweather Post Pavilion, and a participation interest in the Golf Courses at TPC Summerlin and TPC Las Vegas, as well as our share of any NOI related to our equity investments. Total redevelopment costs for Kewalo Basin Harbor are expected to be approximately $15 million, of which we have incurred $1.3 million of development costs as of March 31, 2016.

Partially Owned

The Metropolitan Downtown Columbia

Through a joint venture in which we are a 50% partner with Kettler, Inc., we completed construction of The Metropolitan Downtown Columbia and placed it into service during the first quarter of 2015. Total development costs, including land value, are expected to be $97 million, of which the venture has incurred $95.9 million as of March 31, 2016. The joint venture obtained a $64.1 million non-recourse construction loan. The loan bears interest at one-month LIBOR plus 2.40% and matures in July 2020.  As of April 15, 2016, 97.1% of the units have been leased.  We expect the property to reach stabilized annual NOI of $7.0 million by the end of 2016, of which our share would be $3.5 million.

33 Peck Slip

In January 2016, we entered into a joint venture to purchase an operating hotel comprised of 72 rooms and totaling 43,889 square feet located at 33 Peck Slip in the Seaport District of New York.  We and our partner are in the process of evaluating potential development plans for the property.  Our total investment in the joint venture was $6.0 million as of March 31, 2016.  A $25.0 million bridge loan we made to the joint venture is included in Notes receivable, net, on the condensed consolidated balance sheets and is expected to be repaid in the second quarter 2016.

Redevelopments

The Seaport District

Seaport District Project - Pier 17 Renovation Project and Proposed Tin Building Reconstruction

In 2013, the City of New York executed the amended and restated ground lease for South Street Seaport and we provided a completion guarantee to the City for the renovation and reconstruction of the existing Pier 17 Building (“Renovation Project”). Construction began in 2013 and is expected to substantially conclude in 2017. The Renovation Project features a newly constructed pier and building and is designed to include upscale retail, restaurants and an outdoor entertainment venue on a vibrant open rooftop encompassing approximately 1.5 acres. Additionally, we are repositioning a significant portion of the 180,000 square feet of retail space in the historic area. In 2014, we entered into a 20-year lease with iPic Entertainment for 46,000 square feet in the Fulton Market Building located in the historic area. iPic Theatres will serve as an anchor attraction for residents, workers and tourists, and we expect the historic area to be substantially repositioned by 2017. We have incurred $224.1 million of development costs on this project which include $10.3 million of demolition costs and $12.4 million of development-related marketing costs which have been expensed as incurred, and is also net of cumulative insurance proceeds received of $47.9 million as of March 31, 2016, which were included in other income.

In March 2016 we formed a partnership with Chef David Chang, who will open a restaurant at Pier 17. Chef Chang has several Asian-inspired restaurants throughout New York City including Momofuku Ko which is in the East Village. In the third quarter 2015, we formed a partnership with Chef and Restaurateur Jean-Georges Vongerichten to bring two new, unique culinary experiences to the Seaport District. Subject to obtaining the requisite approvals from the City as discussed in the Seaport District Second Project below, Jean-Georges will introduce a 40,000 square foot food market in the Tin Building.  A 10,000 square foot flagship seafood restaurant will also be located within the new Pier 17 building.  We also executed a lease with McNally Jackson Books for a 7,100 square foot store in Schermerhorn Row in the historic district. We expect that these important leasing transactions will accelerate pre-leasing activity for the Seaport District and our Renovation Project in advance of its completion date.

Due to the complex nature of the Pier 17 reconstruction, historic area renovation, the Superstorm Sandy remediation and leasing of the vacant space, our estimates of the total costs for the Renovation Project will likely be revised as the development progresses. The total current cost estimate for the project is $514 million, net of $47.9 million of insurance proceeds received. Our current Renovation Project is being modified via a Minor Modification of the 2013 ULURP Approval for Pier 17 and is expected to include the reconstruction of the Tin Building.  This Pier 17 Minor Modification includes the demolition of the Link Building and head house structure for the Pier 17 building, completion of the previously approved façade treatment along the western elevation of the new Pier 17 Building, and the installation of a reconfigured access drive. The Tin Building reconstruction includes cataloguing important historical elements of the Tin Building, deconstructing the Tin Building, demolishing and reconstructing the platform pier the Tin Building currently sits on, and then reconstructing the Tin Building. Finally, the access drive will be extended around the Tin Building to create a one-way access drive for service and vehicular circulation. The joint venture partnership with Jean-Georges Vongerichten to operate a food market in the reconstructed Tin Building is contingent upon receiving the approvals described herein. We are still processing the necessary approvals to move forward with the Pier 17 Minor Modifications and the Tin Building reconstruction and there can be no assurance that we will ultimately obtain the entitlements needed to move forward with this modified project.

Seaport District – Future Proposed Project

The public approval process we began on December 10, 2014 for our future proposed project in the Seaport District, including up to approximately 700,000 square feet of additional space, was suspended in early 2015, and we currently have no timetable for resuming that public process.

Superstorm Sandy Insurance Recoveries

On October 29, 2012, as a result of Superstorm Sandy, the historic area of South Street Seaport (area west of the FDR Drive) suffered significant damage due to flooding. We have collected $47.9 million in insurance proceeds through March 31, 2016, and the claim is in litigation because we are seeking recoveries greater than what the insurance companies have paid to date. No insurance recoveries were received for the three months ended March 31, 2016, and $0.3 million received for the same period in 2015 were recorded in other income on the consolidated statements of operations in 2015 and are excluded from NOI. There can be no assurance regarding the amount of additional insurance proceeds.

Strategic Developments

Our Strategic Development assets generally require substantial future development to achieve their highest and best use. Most of the properties and projects in this segment generate no revenues with the exception of our condominium projects for which we use percentage of completion accounting to recognize revenues during the construction phase. Our expenses relating to these assets are primarily related to costs associated with selling condominiums, marketing costs associated with our strategic developments, operational costs associated with the IBM building information center and sales gallery for the entire Ward Village development, carrying costs, such as property taxes and insurance, and other ongoing costs related to maintaining assets in their present condition. If we decide to redevelop or develop a Strategic Development asset, we would expect that, with the exception of the residential portion of our condominium projects, upon completion of development the asset would be reclassified to the Operating Assets segment and NOI would become an important measure of its operating performance.

Total revenue and expenses for the Strategic Development segment are summarized as follows:

Strategic Developments Revenues and Expenses (*)

	Three Months Ended March 31,		2016 - 2015
(In thousands)	2016	2015	Change
Minimum rents	$48	$667	$(619)
Condominium rights and unit sales	122,094	34,857	87,237
Other land, rental and property revenues	136	126	10
Total revenues	122,278	35,650	86,628

Condominium rights and unit cost of sales	74,815	22,409	52,406
Other property operating costs	1,624	659	965
Real estate taxes	606	680	(74)
Rental property maintenance costs	131	117	14
Provision for doubtful accounts	62	—	62
Development-related marketing costs	3,431	3,977	(546)
Depreciation and amortization	659	1,016	(357)
Other income	(244)	(333)	89
Gain on sale of the Seaport District Assemblage	(140,479)	—	(140,479)
Interest, net (a)	(1,140)	(1,807)	667
Equity in Earnings from Real Estate and Other Affiliates	(5)	(904)	899
Total expenses, net of other income	(60,540)	25,814	(86,354)
Strategic Developments EBT	$182,818	$9,836	$172,982

(*)    For a reconciliation of Strategic Developments EBT to consolidated income (loss) before taxes, please refer to Note 16 - Segments.

(a)	Negative interest expense amounts are due to interest capitalized in our Strategic Developments segment related to Operating Assets segment debt and the Senior Notes.

The decrease in minimum rents for the first quarter 2016 as compared to the same period in 2015 is primarily related to minimum rents at Creekside Village Green and Hughes Landing Retail which were placed in service in February 2015 and subsequently transferred to our Operating Assets segment.

The increase in condominium rights and unit sales for the first quarter 2016 as compared to the same period in 2015 is primarily due to one full quarter of revenue recognition at our Anaha condominium project for which we began revenue recognition in the second quarter 2015. Waiea and Anaha continue to advance towards completion resulting in additional revenue recognition under the percentage of completion method of accounting.

Other property operating costs increased for the period ending March 31, 2016 compared to the same period in 2015 primarily due to pre-opening costs which were related to the opening of The Westin at The Woodlands in March 2016.

Condominium rights and unit costs of sales primarily represent development and construction costs relating to the revenues recognized on Waiea and Anaha sales in the first quarter 2016 and Waiea sales in the same period in 2015.

Development-related marketing costs are costs that we incur to enhance the Howard Hughes brand name, generate demand for our development and redevelopment projects and sustain consumer and industry relationships. For the three months ended March 31, 2016, these costs were primarily attributable to strategic development projects at Ward Village, The Woodlands, South Street Seaport and Downtown Columbia.

The gain on sale of the 80 South Street Assemblage is the result of the sale of this asset in March 2016. Please refer to the discussion below regarding this sale.

Interest, net decreased for the three months ended March 31, 2016 as compared to the same period in 2015 due to completing projects and placing them in service during 2015.

Equity in earnings from real estate and other affiliates for the period ending March 31, 2015 relates to our ONE Ala Moana condominium venture. The project was substantially completed as of December 31, 2014 and the final three units available for sale were sold in the first quarter 2015.

The following describes the status of our active Strategic Development projects as of March 31, 2016:

Bridgeland

Lakeland Village Center

In the second quarter 2015, we began construction of Lakeland Village Center, a CVS-anchored neighborhood retail center. CVS opened in March 2016, and we expect completion of the project in the second quarter 2016. Total development costs are expected to be approximately $16 million, and we have incurred $10.8 million as of March 31, 2016. We expect to reach stabilized annual NOI of approximately $1.7 million in 2018. As of April 18, 2016, the project is 34.0% pre-leased.  The project is financed by a $14.0 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.35% with an initial maturity date of May 15, 2018, with two, one-year extension options.

Downtown Columbia Redevelopment District

Merriweather District

During the first quarter 2015 we received county approval of our development plan which allows new development density for up to 4.9 million square feet of office, residential and retail space. In the fourth quarter 2015, we received county approval for the construction of the first office building in the Merriweather District – One Merriweather. The approval also allows for the development of a second office building and a garage serving both office buildings and the surrounding Merriweather District.

One Merriweather – We began construction of One Merriweather, a Class A office building and the adjacent garage during the fourth quarter 2015 and anticipate completion of the project in the fourth quarter 2016. Total estimated development costs are approximately $78 million, inclusive of approximately $15 million of construction costs related to the parking garage. As of March 31, 2016 we have incurred $23.3 million of development costs. As of April 18, 2016, 49.0% of the building is pre-leased to MedStar Health, the largest healthcare provider in the region. We expect to reach projected annual stabilized NOI of approximately $5.1 million in 2020. On February 25, 2016, we closed on a $49.9 million non-recourse construction loan for this project, bearing interest at one-month LIBOR plus 2.15% with an initial maturity date of February 25, 2020 and a one-year extension option.

m.flats (formerly Parcel C)

In the first quarter 2016, the m.flats joint venture located in Columbia, Maryland began construction on a 437-unit, Class A multi-family project with 29,000 square feet of ground floor retail. We are a 50% partner with Kettler, who will provide construction and property management services. We anticipate the first units will be available for rent in the first quarter 2017. We expect the property to reach projected annual stabilized NOI of approximately $8.1 million in 2019, of which our share would be $4.0 million. The development is adjacent to The Metropolitan Downtown Columbia. In January 2016, the venture closed on an $88.0 million construction loan which is non-recourse to us and which bears interest at one-month LIBOR plus 2.40% with an initial maturity date of February, 2020, and three one-year extension options. At loan closing, our land contribution was valued at $53,500 per unit, or $23.4 million, and Kettler contributed $16.1 million in cash, of which $7.3 million was distributed to us. This transaction was accounted for as a partial sale of the land for which we recognized a net profit of $0.2 million. Total development costs are expected to be approximately $108 million, of which the venture had incurred $9.9 million as of March 31, 2016. Our net investment in this project was $0.1 million as of March 31, 2016.

Summerlin

Constellation

We entered into a joint venture with Calida to construct, own and operate a 124-unit gated luxury apartment development in Summerlin. We are a 50% partner with Calida and unanimous consent of the partners is required for all major decisions. The venture commenced construction in February 2015 and plans to open the project in stages, with the first units being available for rent in the second quarter 2016. We expect to reach projected annual stabilized NOI of approximately $2.3 million in 2018, of which our share would be $1.1 million. Total estimated costs are $24 million, including land value, of which the venture had incurred $16.5 million as of March 31, 2016. The project is financed by a $15.8 million construction loan which is non-recourse to us, of which  $6.1 million is outstanding as of March 31, 2016. The loan bears interest at one month LIBOR plus 2.50% and matures in February of 2018, with two, one-year extension options. Upon a sale of the property, we are entitled to 50% of the proceeds up to an amount determined by applying a 7.0% capitalization rate to the joint venture’s NOI and then 100% of proceeds above that amount.

80 South Street Assemblage

On March 16, 2016, the Company sold the 80 South Street Assemblage for net cash proceeds of $378.3 million, resulting in a pre-tax gain of $140.5 million. The 80 South Street Assemblage was a 42,694 square foot lot with 817,784 square feet of available development rights.

The Woodlands

Hughes Landing

Since 2014, we have completed construction on four office buildings, one hotel, one multi-family project and one retail project. Accordingly, One Hughes Landing, Two Hughes Landing, 1725 & 1735 Hughes Landing Boulevard, Hughes Landing Hotel (Embassy Suites), One Lakes Edge and Hughes Landing Retail have been transferred to the Operating Assets segment.

Three Hughes Landing  - During the third quarter 2014, we began construction of Three Hughes Landing, a Class A office building and anticipate completion of the building upon final lease-up and tenant build-out. Total estimated development costs are approximately $90 million, of which we have incurred $55.8 million as of March 31, 2016. The remaining development costs to be incurred relate to the completion of the building shell and estimated leasing and tenant build-out costs. The project is currently 3.0% pre-leased, and leasing activity has been slower than our experience with One and Two Hughes Landing because of the economic slowdown in Houston caused by lower oil prices. However, we believe that its location within the highly desirable Hughes Landing development will benefit this building as compared to competing office product in the north of Houston region. We underwrote the project to reach projected annual stabilized NOI of approximately $7.6 million in 2018; however, the actual amount of NOI and year of stabilization will depend greatly on the Houston economy. The project is financed by a $65.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.35% with an initial maturity date of December 5, 2017, with two, one-year extension options.

Alden Bridge Self-Storage Facilities

The Alden Bridge Self-Storage Facilities represent our first developments of this commercial property type and include a combined 1,441 units located on over seven acres.

We began construction on HHC 242 Self Storage Facility located in Alden Bridge, a neighborhood within The Woodlands, in the third quarter 2015 and anticipate completion during the fourth quarter 2016. This facility is located on 4.0 acres and will comprise 657 units aggregating approximately 82,000 square feet. Total estimated costs are approximately $8.6 million, of which we have incurred $1.8 million as of March 31, 2016. We expect to reach projected annual stabilized NOI of approximately $0.8 million in 2020. On October 23, 2015, we closed on a $6.7 million non-recourse construction loan for this facility, bearing interest at one-month LIBOR plus 2.60% with an initial maturity date of October 2019, with two one-year extension options.

We began construction on HHC 2978 Self Storage Facility, also located in Alden Bridge, in January 2016 and anticipate completion during the first quarter 2017. This facility is located on 3.1 acres and will comprise 784 units aggregating approximately 81,000 square feet. Total estimated costs are approximately $8.5 million, of which we have incurred $0.7 million as of March 31, 2016. We expect to reach projected stabilized annual NOI of approximately $0.8 million in 2020. On January 27, 2016, we closed on a $6.4 million non-recourse construction loan for this facility, bearing interest at one-month LIBOR plus 2.60% with an initial maturity date of January 2020, with two, one-year extension options.

Ward Village

We continue to transform Ward Village into a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets.

Since 2014, we completed the renovation of the IBM Building and started construction on Waiea, Anaha and the retail component of Ae‘o,  three of the first four mixed-use market rate residential towers. In July 2015, we began public presales for Ae‘o and the first Gateway Tower and in March 2016 we began public presale activities for Ke Kilohana, our workforce residential tower. Sales contracts are subject to a 30-day rescission period, and the buyers are required to make an initial deposit at signing and an additional deposit 30 days later at which point their total deposit becomes non-refundable. Buyers are then required to make a final deposit within approximately 90 days of our receipt of their second deposit.

Waiea - In 2014, we began construction on Waiea and expect to complete the condominium tower by the end of 2016. As of April 18, 2016, 158 of the 174 total units were under contract. These contracted sales represent 90.8% of total units and 85.8% of the total residential square feet available for sale. Total development costs are expected to be approximately $403 million, excluding land value, which includes $6.3 million of development-related marketing costs that are being expensed as incurred. As of March 31, 2016, we have incurred $248.0 million of development costs, of which $6.0 million were development-related marketing costs. During the fourth quarter 2014, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of March 31, 2016, the project was approximately 63.8% complete. On December 17, 2015 we announced that world renowned restaurateur Nobu Matsuhisa will relocate his restaurant, Nobu, from its current Waikiki location to an approximately 8,000 square foot space at the base of Waiea.

Anaha – In 2014, we began construction of Anaha, and we expect to complete the condominium tower during the second quarter 2017. As of April 18, 2016, 281 of the 317 total units were under contract. These contracted sales represent 88.6% of total units and 81.0% of the total residential square feet available for sale. Total development costs are expected to be approximately $401 million, excluding land value, which includes $5.8 million of development-related marketing costs that are being expensed as incurred. As of March 31, 2016, we have incurred $137.1 million of development costs of which $5.3 million were development-related marketing costs. During the second quarter 2015, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of March 31, 2016, the project was approximately 36.3% complete. As of April 18, 2016, 73.1% of the retail space at Anaha is pre-leased and is anchored by a Merriman’s restaurant.

Waiea and Anaha have available financing for up to $600.0 million in the form of a non-recourse construction loan cross-collateralized by the condominium towers bearing interest at one-month LIBOR plus 6.75% with an initial maturity date of November 6, 2017, with two, one-year extension options.

Ae‘o   – In February 2016, we began construction of the 389,000 square foot Ae‘o tower and the 54,000 square foot Whole Foods Market, located on the same block. We expect to complete development of the entire project in late 2018. Initial total estimated costs are $430 million, of which $135 million is related to the construction of the retail portion, including the Whole Foods Market, associated retail parking and residential tower infrastructure. As we anticipate opening the retail portion of the project by the second quarter 2018, we have accelerated design and construction. We are finalizing construction drawings for the residential tower and expect to secure financing by the end of this year. As of April 18, 2016, 222 of the 466 total units were under contract, representing 47.6% of total units and 40.4% of the total residential square feet available for sale. We have incurred $22.4 million of development costs on this project as of March 31, 2016. To date, we have not met all the necessary requirements to begin recognizing revenue on the percentage of completion basis.

Ke Kilohana – In March 2016, we received approval from the Hawaii Real Estate Commission to market the sale of our workforce residential tower, Ke Kilohana. The tower will consist of 424 residences, 375 of which will be offered to local residents of Hawaii who meet certain maximum income and net worth requirements. Public pre-sale activity on the workforce units began in the first quarter 2016. As of March 31, 2016, we have incurred $8.8 million of pre-development costs on this project. Additionally, in July 2015 we announced plans to bring an approximately 22,000 square-foot CVS/Longs Drugs to the ground floor of Ke Kilohana.

Gateway Towers – Construction of the two towers will be subject to obtaining an acceptable level of pre-sales and financing for the project. Pre-sales for the first residential tower containing 125 units began in July 2015. As expected, contracted unit sales in this tower have been slower than Waiea, Anaha and Ae‘o because the pricing and marketing of these units is targeted towards a smaller portion of the market. We have incurred $14.8 million of pre-development costs for the first tower as of March 31, 2016 and are finalizing the project budget. We continue pre-development activities for the development of the second tower and have incurred $12.6 million as of March 31, 2016.

The following table summarizes our projects under construction, and related debt, for Operating Assets and Strategic Developments as of March 31, 2016. Typically, these amounts represent budgeted tenant allowance capital to bring the asset to stabilized occupancy. Projects that are substantially complete and therefore have been placed in service in the Operating Assets segment may still require some capital for remaining tenant build-out.

($ in thousands) Announced Project	Total Estimated Costs (a)	Costs Paid Through March 31, 2016 (b)	Estimated Remaining to be Spent	Buyer Deposits/ Tenant Reimbursements	Buyer Deposits/ Tenant Reimbursements Drawn Through March 31, 2016		Remaining Buyer Deposits/Tenant Remibursements to be Drawn	Committed/ Allocated Debt (c)	Amount Drawn Through March 31, 2016	Remaining Debt to be Drawn	Estimated Costs Remaining in Excess of Remaining Financing to be Drawn (d)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)		(D) - (E) = (F)	(G)	(H)	(G) - (H) = (I)	(C) - (F) - (I) = (J)
South Street Seaport	$514,083	$179,274	$334,809	$-	$-		$-	$-	$-	$-	$334,809	(e)	2017
Downtown Summerlin	418,304	406,731	11,573	-	-		-	311,800	291,950	19,850	(8,277)	(f)	Complete
1725-35 Hughes Landing Boulevard	213,422	178,933	34,489	61,058	61,009		49	133,349	101,441	31,908	2,532	(g)	Complete
One Lakes Edge	88,494	82,126	6,368	-	-		-	73,525	69,047	4,478	1,890	(h)	Complete
Hughes Landing Hotel (Embassy Suites)	46,363	38,413	7,950	-	-		-	32,413	23,824	8,589	(639)	(i)	Complete
The Westin at The Woodlands	97,380	81,802	15,578	-	-		-	69,334	49,658	19,676	(4,098)	(j)	Complete
Total Operating Assets	1,378,046	967,279	410,767	61,058	61,009		49	620,421	535,920	84,501	326,217

Strategic Developments
Three Hughes Landing	90,162	54,536	35,626	-	-		-	65,455	28,710	36,745	(1,119)	(k)	2016
Lakeland Village Center	16,274	9,055	7,219	-	-		-	14,000	6,694	7,306	(87)		Q2 2016
HHC 242 Self-Storage	8,607	1,528	7,079	-	-		-	6,658	-	6,658	421	(l)	Q4 2016
HHC 2978 Self-Storage	8,476	520	7,956	-	-		-	6,368	-	6,368	1,588	(m)	Q1 2017
One Merriweather	78,187	11,797	66,390	-	-		-	49,932	-	49,932	16,458		Q4 2016
Waiea	403,440	200,326	203,114	115,928	115,305		623	252,103	50,117	201,986	505	(n)	Q4 2016
Anaha	401,314	105,333	295,981	74,177	73,026		1,151	311,625	17,223	294,402	428	(n)	Q2 2017
Ae`o	135,000	21,899	113,101	-	-		-	-	-	-	113,101	(o)	2018
Total Strategic Developments	1,141,460	404,994	736,466	190,105	188,331	-	1,774	706,141	102,744	603,397	131,295
Combined Total at March 31, 2016	$2,519,506	$1,372,273	$1,147,233	$251,163	$249,340		$1,823	$1,326,562	$638,664	$687,898	$457,512

(a)

Total Estimated Costs represent all costs to be incurred on the project which include, construction costs, demolition costs, marketing costs, capitalized leasing, payroll or project development fees, deferred financing costs and advances for certain accrued costs from lenders and excludes land costs and capitalized corporate interest allocated to the project.  Excluded from Waiea and Anaha Total Estimated Costs are Master Plan infrastructure and amenity cost allocations related to Ward Village.

(b)

Costs Paid Through March 31, 2016 include construction costs, demolition costs, marketing costs, capitalized leasing, payroll or project development fees, deferred financing costs and advances for certain accrued costs from lenders.

(c)	Committed Debt details:

- 1725-35 Hughes Landing Boulevard - total commitment of $143.0 million, which includes construction, $5.2 million of operating reserves and $5.6 million of interest reserves to be utilized after the asset is placed in service.

- Hughes Landing Hotel - total commitment of $37.1 million, which includes $32.4 million for construction, $2.0 million for garage expansion not currently included in the project and $2.7 million earn out commitment when a 12% debt yield is achieved.

(d)

Negative balances represent cash to be received in excess of Estimated Remaining to be Spent.  These items are primarily related to March costs that were paid by us but not yet reimbursed by the lender. We expect to receive funds from our lenders for these costs in the future.  Positive balances represent cash that remains to be invested or amounts drawn in advance of costs paid.

(e)

South Street Seaport Total Estimated Costs and Costs Paid Through March 31, 2016 are net of $47.9 million of insurance proceeds received.  We anticipate seeking financing for this project in the future.

(f)	Downtown Summerlin was placed in service during October 2014.

(g)

1725-35 Hughes Landing Boulevard Total Estimated Costs include approximately $61 million of tenant improvements that will be reimbursed directly by ExxonMobil, of which $61.1 million has been received as of March 31, 2016.  These Tenant Reimbursements are shown above as an additional source of funds for project costs.  Asset was placed in service during November 2015.

(h)	One Lakes Edge was placed in service in April 2015.
(i)	Hughes Landing Hotel (Embassy Suites) was placed in service during December 2015.
(j)	The Westin at The Woodlands was placed in service during March 2016.
(k)	Three Hughes Landing building shell is substantially complete. Final completion of the building is dependent upon lease-up and tenant build-out.
(l)	HHC 242 Self-Storage financing of $6.7 million was completed in October 2015. Project has not reached equity requirements.
(m)	HHC 2978 Self-Storage financing of $6.4 million was completed in January 2016. Project has not reached equity requirements.
(n)

Both Waiea and Anaha currently have nonrefundable Buyer Deposits that are required to be utilized to fund project costs prior to drawing on the loan.  When additional Buyer Deposits are received from additional unit sales, those deposits are also required to be used for project costs once the rescission period passes.  Based on actual sales as of March 31, 2016, we anticipate only utilizing approximately $564 million of the total $600 million committed debt for both projects.  If all the remaining condominium units are sold, we currently estimate a total of approximately $48 million of additional buyer deposits that could be available to fund project costs, thereby further reducing the total amount needed to be drawn from the committed construction loan.

(o)

Current development efforts consist of the retail portion of the project, including the Whole Foods Market, and initial infrastructure work associated with the residential tower which is estimated to be $135 million.

The following table represents our capitalized internal costs by segment for the three months ended March 31, 2016 and 2015:

	Capitalized Internal Costs		Capitalized Internal Costs Related to Compensation Costs
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2016	2015	2016	2015

MPC segment	$2.5	$2.2	$2.0	$1.7
Operating Assets segment	2.0	3.2	1.5	2.3
Strategic Developments segment	5.1	4.3	3.8	3.0
Total	$9.6	$9.7	$7.3	$7.0

Capitalized internal costs (which include compensation costs) have increased at our MPC and Strategic Developments segments, primarily due to higher staff allocations as a result of more development in these segments.

Operating Assets segment capitalized costs decreased in the period as compared to the same period in 2015.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our MPC segment, cash generated from our operating assets and sales of properties, deposits from condominium sales (which are restricted to funding construction of the related developments), first mortgage financings secured by our assets and the corporate bond markets. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. We believe that our sources of cash, including existing cash on hand will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and redevelopment opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding, if and when pursued. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our developments. We also provided a completion guarantee to the City of New York for the Pier 17 renovation project. We currently intend to raise this additional funding with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time.

As of March 31, 2016, our consolidated debt was $2.5 billion and our share of the debt of our Real Estate Affiliates was $75.2 million. Please refer to Note 9 – Mortgages, Notes and Loans Payable to our Condensed Consolidated Financial Statements for a table showing our debt maturity dates.

The following table summarizes our Net Debt on a segment basis as of March 31, 2016. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID receivables. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

(In thousands) Segment Basis (a)	Master Planned Communities		Operating Assets		Strategic Developments		Segment Totals	Non- Segment Amounts	Total March 31, 2016
Mortgages, notes and loans payable	$292,564		$1,470,261	(c)	$105,807	(d)	$1,868,632	$762,027	$2,630,659
Less: cash and cash equivalents	(110,998)	(b)	(61,972)	(e)	(404,086)	(f)	(577,056)	(173,714)	(750,770)
Special Improvement District receivables	(72,575)		—		—		(72,575)	—	(72,575)
Municipal Utility District receivables	(157,282)		—		—		(157,282)	—	(157,282)
Net Debt	$(48,291)		$1,408,289		$(298,279)		$1,061,719	$588,313	$1,650,032

(a)	Please refer to Note 16 - Segments.
(b)	MPC cash and cash equivalents excludes $8.1 million of cash related to The Summit joint venture which will be utilized for development.

(c)

Includes our $72.2 million share of debt of our Real Estate and Other Affiliates in Operating Assets segment (33 Peck Slip, Woodlands Sarofim, Millennium Woodlands Phase II and The Metropolitan Downtown Columbia Project).

(d)	Includes our $3.0 million share of debt of our Real Estate and Other Affiliates in Strategic Developments segment.
(e)

Includes our $3.5 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Operating Assets segment (33 Peck Slip, Woodlands Sarofim, Clark County Las Vegas Stadium, The Metropolitan Downtown Columbia Project, Millennium Woodlands Phase II, and Stewart Title).

(f)	Includes our $2.4 million share of cash and cash equivalent of our Real Estate and Other Affiliates in Strategic Developments segment (KR Holdings, HHMK Development, m.flats, Constellation).

Cash Flows

Operating Activities

The cash flows and earnings generated from each business segment’s activities vary significantly from period to period given the changing nature of our activities and development focus.  As in the current period, sales of certain assets where we deem such a sale to be the best strategic option may provide significant proceeds to other operating (which includes land and condominium development) and investing activities.  Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2016.  Operating cash was utilized in 2016 to fund ongoing development expenditures in our Strategic Development and MPC segments, consistent with prior years.

The cash flows and earnings from the MPC business are more variable than from our operating assets because the MPC business generates revenues from land sales rather than recurring contractual revenues from operating leases. MPC land sales are a substantial portion of our cash flows from operating activities and are partially offset by development costs associated with the land sales business and acquisitions of land that is intended to ultimately be developed and sold.

Net cash used in operating activities was $42.4 million for the three months ended March 31, 2016 compared to net cash used in operating activities of $21.9 million for the three months ended March 31, 2015.

The $20.6 million net decrease in cash from operating activities in the three months ended March 31, 2016 as compared to March 31, 2015 was primarily related to the following:

Decreases in operating cash flow:

•	Greater Condominium expenditures of $29.9 million;
•	Decrease in Condominium deposits released from escrow of $11.0 million; and
•	Decrease in collections of notes receivable of $7.4 million.

Increases in operating cash flow:

•	Decreased MPC land acquisitions and expenditures of $3.9 million compared to the same period in 2015;
•	NOI contribution of $1.9 million primarily from property openings and acquisitions in 2014 and 2015; and
•	Increased MPC Land sales of $14.5 million.

Investing Activities

Net cash provided by investing activities was $239.2 million for the three months ended March 31, 2016 compared to cash used in investing activities of $212.4 million for the period ended March 31, 2015. The increase in cash provided by investing activities of $451.7 million was primarily due to the receipt of $378.4 million in net proceeds from the sale of the 80 South Street Assemblage, and an additional $107.6 million less expended as result of fewer commercial property developments. These increases were partially offset by an investment of $31.1 million relating to the 33 Peck Slip acqusition.

Financing Activities

Net cash provided by financing activities was $94.7 million for the three months ended March 31, 2016, compared to net cash provided of $132.2 million for the period ended March 31, 2015. The decrease of $37.5 million in net cash provided is primarily due to lower net proceeds from new loan borrowings and refinancing activities of $39.0 million, slightly offset by an increase of $2.0 million in scheduled amortization payments on debt.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings totaling $137.8 million as of March 31, 2016, are non-recourse to us.

Seasonality

Generally, revenues from our Master Planned Communities segment, Operating Assets segment, and Strategic Developments segment are not subject to seasonal variations. Our hospitality revenues are seasonal based upon the timing of special events which occur more frequently in the Spring and Fall because of favorable weather conditions, and rental incomes for certain retail tenants are subject to overage rent terms, which are based on tenant sales. These retail tenants are generally subject to seasonal variations, with a significant portion of their sales and earnings occurring during the last two months of the year.  As such, our rental income is higher in the fourth quarter of each year.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. There have been no changes to our critical accounting policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. We intend to manage a portion of our variable interest rate exposure by using interest rate swaps and caps. With respect to fixed rate financings, increases in interest rates could make it more difficult to refinance such debt when due. As of March 31, 2016, we had $1.4 billion of variable rate debt outstanding of which $208.5 million has been swapped to a fixed-rate. Approximately $192.7 million of the $1.2 billion of total variable rate debt that has not been swapped to a fixed rate is represented by the Master Credit Facility at The Woodlands. Due to the revolving nature of this type of debt, it is generally inefficient to use interest rate swaps as a hedging instrument; rather, we have purchased an interest rate cap having a $100.0 million notional amount for this facility to mitigate our exposure to rising interest rates. We also did not swap $95.7 million of the outstanding balance on the Ward Village financing to a fixed rate because the loan is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. $638.7 million of variable rate debt relates to our projects under construction. As the properties are placed in service and become stabilized, the variable rate debt is generally refinanced with long-term fixed rate debt. As of March 31, 2016, annual interest costs would increase approximately $12.3 million for every 1.00% increase in floating interest rates. A portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) would be less than the total change, but we would incur higher cash payments. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 9 – Mortgages, Notes and Loans Payable and Note 10 – Derivative Instruments and Hedging Activities in our Annual Report.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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
May 2, 2016

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

+   Filed herewith

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2016.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, (ii) condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2016 and 2015, (iii) the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, (iv) condensed consolidated statements of equity for the three months ended March 31, 2016 and 2015, and (v) the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015.