Form 10-Q
period 2016-06-30
Howard Hughes Corp
filed 2016-08-08
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

☐ Yes    ☒ No

The number of shares of common stock, $0.01 par value, outstanding as of August 8, 2016 was 39,833,975.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30,	December 31,
(In thousands, except share amounts)	2016	2015
Assets:
Investment in real estate:
Master Planned Community assets	$1,652,056	$1,642,842
Land	315,617	322,462
Buildings and equipment	1,910,016	1,772,401
Less: accumulated depreciation	(271,451)	(232,969)
Developments	915,157	1,036,927
Net property and equipment	4,521,395	4,541,663
Investment in Real Estate and Other Affiliates	65,834	57,811
Net investment in real estate	4,587,229	4,599,474
Cash and cash equivalents	670,800	445,301
Accounts receivable, net	40,152	32,203
Municipal Utility District receivables, net	163,639	139,946
Notes receivable, net	69	1,664
Deferred expenses, net	63,099	61,804
Prepaid expenses and other assets, net	692,631	441,190
Total assets	$6,217,619	$5,721,582

Liabilities:
Mortgages, notes and loans payable	$2,651,805	$2,443,962
Deferred tax liabilities	158,177	89,221
Warrant liabilities	322,090	307,760
Uncertain tax position liability	9,588	1,396
Accounts payable and accrued expenses	572,772	515,354
Total liabilities	3,714,432	3,357,693

Commitments and Contingencies (see Note 15)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 39,846,036 shares issued and 39,833,975 outstanding as of June 30, 2016 and 39,714,838 shares issued and outstanding as of December 31, 2015	398	398
Additional paid-in capital	2,853,880	2,847,823
Accumulated deficit	(329,480)	(480,215)
Accumulated other comprehensive loss	(24,152)	(7,889)
Treasury stock, at cost, 12,061 shares as of June 30, 2016 and 0 shares as of December 31, 2015	(1,231)	—
Total stockholders' equity	2,499,415	2,360,117
Noncontrolling interests	3,772	3,772
Total equity	2,503,187	2,363,889
Total liabilities and equity	$6,217,619	$5,721,582

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenues:
Condominium rights and unit sales	$125,112	$86,513	$247,206	$121,370
Master Planned Community land sales	61,098	45,433	103,040	93,514
Minimum rents	42,036	36,989	83,345	72,183
Builder price participation	6,501	7,907	11,148	13,605
Tenant recoveries	10,923	10,701	21,451	20,368
Hospitality revenues	19,129	11,481	32,038	23,484
Other land revenues	2,759	3,145	5,792	6,438
Other rental and property revenues	4,593	6,994	7,797	13,291
Total revenues	272,151	209,163	511,817	364,253

Expenses and other income:
Condominium rights and unit cost of sales	79,726	56,765	154,541	79,174
Master Planned Community cost of sales	29,008	24,236	44,696	48,132
Master Planned Community operations	7,806	11,963	17,400	21,946
Other property operating costs	15,236	19,634	30,978	37,779
Rental property real estate taxes	7,329	6,568	14,077	12,768
Rental property maintenance costs	2,753	2,900	5,885	5,644
Hospitality costs	14,242	8,893	24,717	17,971
Provision for doubtful accounts	(352)	1,266	2,689	2,075
Demolition costs	490	1,496	962	1,613
Development-related marketing costs	6,339	5,594	10,870	11,837
General and administrative	20,053	19,606	40,377	38,569
Other income, net	(9,067)	(399)	(9,426)	(1,863)
Gain on sale of 80 South Street Assemblage	—	—	(140,479)	—
Depreciation and amortization	24,952	25,069	47,924	46,579
Total expenses, net of other income	198,515	183,591	245,211	322,224

Operating income	73,636	25,572	266,606	42,029

Interest income	435	271	704	407
Interest expense	(16,533)	(14,685)	(32,526)	(27,931)
Warrant liability (loss) gain	(44,150)	42,620	(14,330)	(66,190)
Equity in earnings from Real Estate and Other Affiliates	20,275	1,081	22,207	2,869
Income (loss) before taxes	33,663	54,859	242,661	(48,816)
Provision for income taxes	26,693	4,274	91,926	6,558
Net income (loss)	6,970	50,585	150,735	(55,374)
Net income attributable to noncontrolling interests	—	(12)	—	(12)
Net income (loss) attributable to common stockholders	$6,970	$50,573	$150,735	$(55,386)

Basic income (loss) per share:	$0.18	$1.28	$3.82	$(1.40)

Diluted income (loss) per share:	$0.16	$0.18	$3.53	$(1.40)

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015

Net income (loss)	$6,970	$50,585	$150,735	$(55,374)
Other comprehensive income (loss):
Interest rate swaps (a)	(5,565)	196	(15,373)	708
Capitalized swap interest expense (b)	(254)	(53)	(317)	(112)
Pension adjustment (c)	(573)	—	(573)	—
Other comprehensive income (loss)	(6,392)	143	(16,263)	596
Comprehensive income (loss)	578	50,728	134,472	(54,778)
Comprehensive income attributable to noncontrolling interests	—	(12)	—	(12)
Comprehensive income (loss) attributable to common stockholders	$578	$50,716	$134,472	$(54,790)

(a)

Amounts are shown net of deferred tax benefit of $3.0 million and deferred tax benefit of $8.3 million for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, amounts are shown net of deferred tax expense of $0.1 million and $0.6 million, respectively.

(b)

Net of deferred tax benefit of $0 and $0.1 million for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, amounts shown net of deferred tax benefit of both $0.1 million, respectively.

(c)

Net of deferred tax benefit of $0.4 million for both the three and six months ended June 30, 2016, respectively. For both the three and six months ended June 30, 2015, amounts shown net of deferred tax benefit of $0, respectively.

See Notes to Condensed Consolidated Financial Statements.

.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Treasury stock		Noncontrolling	Total
(In thousands, except share amounts)	Shares	Amount	capital	deficit	income (loss)	Shares	Amount	interests	equity
Balance, December 31, 2014	39,638,094	$396	$2,838,013	$(606,934)	$(7,712)	—	$—	$3,743	$2,227,506
Net loss		—	—	(55,386)	—	—	—	12	(55,374)
Preferred dividend payment on behalf of REIT subsidiary		—	—	—	—	—	—	29	29
Interest rate swaps, net of tax of $555		—	—	—	708	—	—	—	708
Capitalized swap interest, net of tax benefit of $41		—	—	—	(112)	—	—	—	(112)
Stock plan activity	76,911	2	4,253	—	—	—	—	—	4,255
Issuances of treasury stock	—	—	—	—	—	—	—	—	—
Balance, June 30, 2015	39,715,005	$398	$2,842,266	$(662,320)	$(7,116)	—	$—	$3,784	$2,177,012

Balance, December 31, 2015	39,714,838	$398	$2,847,823	$(480,215)	$(7,889)	—	$—	$3,772	$2,363,889
Net income		—	—	150,735	—	—	—	—	150,735
Interest rate swaps, net of tax of $8,245		—	—	—	(15,373)	—	—	—	(15,373)
Pension adjustment, net of tax of $350		—	—	—	(573)	—	—	—	(573)
Capitalized swap interest, net of tax benefit of $61		—	—	—	(317)	—	—	—	(317)
Stock plan activity	131,198	0	6,057	—	—	—	—	—	6,057
Treasury stock activity	—	—	—	—	—	(12,061)	(1,231)	—	(1,231)
Balance, June 30, 2016	39,846,036	$398	$2,853,880	$(329,480)	$(24,152)	(12,061)	$(1,231)	$3,772	$2,503,187

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$150,735	$(55,374)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	41,126	37,155
Amortization	6,798	9,424
Amortization of deferred financing costs	3,747	3,192
Amortization of intangibles other than in-place leases	(710)	472
Straight-line rent amortization	(5,187)	(2,727)
Deferred income taxes	85,927	6,135
Restricted stock and stock option amortization	4,670	3,232
Gain on disposition of 80 South Street Assemblage	(140,479)	—
Warrant liability loss	14,330	66,190
Equity in earnings from Real Estate and Other Affiliates, net of distributions	(8,212)	1,437
Provision for doubtful accounts	2,689	2,075
Master Planned Community land acquisitions	(69)	(1,928)
Master Planned Community development expenditures	(70,678)	(83,868)
Master Planned Community cost of sales	41,310	44,792
Condominium development expenditures	(155,222)	(79,500)
Condominium rights and unit cost of sales	154,541	75,991
Percentage of completion revenue recognition from sale of condominium rights and unit sales	(247,206)	(121,370)
Net changes:
Accounts and notes receivable	(3,230)	(1,115)
Prepaid expenses and other assets	2,616	15,520
Condominium deposits received	51,573	18,423
Deferred expenses	(1,659)	240
Accounts payable and accrued expenses	(24,798)	(11,030)
Condominium deposits held in escrow	(51,573)	(18,423)
Condominium deposits released from escrow	15,661	90,425
Other, net	(3,535)	(325)
Cash used in operating activities	(136,835)	(957)

Cash Flows from Investing Activities:
Property and equipment expenditures	(7,339)	(3,863)
Operating property improvements	(5,712)	(4,401)
Property developments and redevelopments	(214,276)	(364,044)
Proceeds from grant to reimburse development costs	2,915	—
Proceeds from disposition of 80 South Street Assemblage, net	378,257	—
Proceeds from insurance claims	3,107	—
Investment in KR Holdings, LLC	—	9,121
Distributions from Real Estate and Other Affiliates	12,002	—
Note issued to Real Estate Affiliate	(25,000)	—
Proceeds from repayment of note to Real Estate Affiliate	25,000	—
Investments in Real Estate and Other Affiliates, net	(11,813)	(501)
Change in restricted cash	4,658	(1,485)
Cash provided by (used in) investing activities	161,799	(365,173)

Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	207,561	310,822
Principal payments on mortgages, notes and loans payable	(4,492)	(14,900)
Deferred financing costs	(1,303)	(1,614)
Taxes paid on vested restricted stock	(1,231)	—
Cash provided by financing activities	200,535	294,308

Net change in cash and cash equivalents	225,499	(71,822)
Cash and cash equivalents at beginning of period	445,301	560,451
Cash and cash equivalents at end of period	$670,800	$488,629

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
(In thousands)	2016	2015
Supplemental Disclosure of Cash Flow Information:
Interest paid	$57,335	$48,460
Interest capitalized	28,681	23,074
Income taxes paid	3,067	2,067

Non-Cash Transactions:
Special Improvement District bond transfers associated with land sales	3,386	3,340
Property developments and redevelopments	—	(4,534)
Accrued interest on construction loan borrowing	3,005	1,359
MPC Land contributed to Real Estate Affiliates	—	15,234
Special Improvement District bond transfer to Real Estate Affiliate	—	(1,518)
Capitalized stock compensation	1,387	1,262

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with intercompany transactions between consolidated subsidiaries eliminated for interim financial statements. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”), these condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2015, filed on February 29, 2016 with the SEC. Certain amounts in 2015 have been reclassified to conform to 2016 presentation. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss), cash flows and equity for the interim periods have been included. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the condensed consolidated financial statements up to the date and time this Quarterly Report was filed.

NOTE 2 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses.” The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effective date of the standard is for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019 for public companies. We are currently evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The standard amends several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance will require entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 will be effective as of January 1, 2017. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02, codified in Accounting Standards Codification (“ASC”) 842, amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new Leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

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

In May 2014, the FASB and International Accounting Standards Board (“IASB”) issued ASU 2014-09 “Revenues from Contracts with Customers (Topic 606).” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach. Preliminary assessments of our revenue streams indicate that after adoption we will not be able to recognize revenue for condominium projects on a percentage of completion basis and generally revenue will be recognized when the units close and the title has transferred to the buyer. We are continuing to evaluate the new guidance to determine the impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess an entity’s ability to continue as a going concern. This ASU is effective for the annual and interim periods ending after December 15, 2016 and for annual and interim periods thereafter. We do not expect the adoption of this ASU to have an impact on our consolidated financial statements.

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

As of June 30, 2016, the estimated $124.1 million fair value for the Sponsor Warrants representing warrants to purchase 1,916,667 shares and the estimated $198.0 million fair value for the Management Warrants representing warrants to purchase 2,862,687 shares have been recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsor Warrants and Management Warrants were $123.1 million and $184.7 million, respectively, as of December 31, 2015. The fair values

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 7 – Fair Value of Financial Instruments. Decreases and increases in the fair value of the Sponsor Warrants and the Management Warrants are recognized as either warrant liability gains or losses, respectively, in the condensed consolidated statements of operations.

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

Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Basic EPS:
Numerator:
Net income (loss)	$6,970	$50,585	$150,735	$(55,374)
Net income attributable to noncontrolling interests	—	(12)	—	(12)
Net income (loss) attributable to common stockholders	$6,970	$50,573	$150,735	$(55,386)

Denominator:
Weighted average basic common shares outstanding	39,492	39,468	39,483	39,467

Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$6,970	$50,573	$150,735	$(55,386)
Less: Warrant liability gain	—	(42,620)	—	—
Adjusted net income (loss) attributable to common stockholders	$6,970	$7,953	$150,735	$(55,386)

Denominator:
Weighted average basic common shares outstanding	39,492	39,468	39,483	39,467
Restricted stock and stock options	337	438	324	—
Warrants	2,835	3,291	2,835	—
Weighted average diluted common shares outstanding	42,664	43,197	42,642	39,467

Basic income (loss) per share:	$0.18	$1.28	$3.82	$(1.40)

Diluted income (loss) per share:	$0.16	$0.18	$3.53	$(1.40)

The diluted EPS computation for the three and six months ended June 30, 2016 excludes 363,000 stock options and 402,500 stock options, respectively, because their inclusion would have been anti-dilutive. The diluted EPS computation for the

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

three and six months ended June 30, 2016 excludes 8,729 shares of restricted stock and 9,254 shares of restricted stock, respectively, because performance conditions have not been met.

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

Each investment in Real Estate and Other Affiliates as discussed in Note 8 – Real Estate and Other Affiliates is evaluated periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of our investment in a Real Estate and Other Affiliate is deemed to be other-than-temporary, our investment in such Real Estate and Other Affiliate is reduced to its estimated fair value.

No impairment charges were recorded during the six months ended June 30, 2016 or June 30, 2015. We continually evaluate our strategic alternatives with respect to each of our properties and may revise our strategy from time to time, including our intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, we may decide to sell property that is held for use, and the sale price may be less than the carrying amount. As a result, these changes in strategy could result in impairment charges in future periods.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents the fair value measurement hierarchy levels required under ASC 820 for each of our assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2016				December 31, 2015
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$378,535	$378,535	$—	$—	$18	$18	$—	$—
Liabilities:
Warrants	322,090	—	—	322,090	307,760	—	—	307,760
Interest Rate Swaps & Caps	27,729	—	27,729	—	4,217	—	4,217	—

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

The valuation of warrants is based on an option pricing model, utilizing inputs which are classified as Level 3 due to the unavailability of comparable market data. The following table presents a rollforward of the valuation of our Sponsor and Management warrants:

(In thousands)	2016	2015
Balance as of January 1	$307,760	$366,080
Warrant liability loss (a)	14,330	66,190
Balance as of June 30	$322,090	$432,270

(a)	All losses during 2016 and 2015 were unrealized. Changes in the fair value of the Sponsor and Management Warrants are recognized in net income as a warrant liability gain or loss.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The significant unobservable inputs used in the fair value measurement of our warrants as of June 30, 2016 and December 31, 2015 are as follows:

	Unobservable Inputs
	Expected Volatility (a)	Marketability Discount (b)
June 30, 2016	30.9%	5.0% - 7.0%
December 31, 2015	27.4%	10.0% - 12.0%

(a)	Based on our implied equity volatility.
(b)	Represents the discount rate for lack of marketability of the Management Warrants.

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

		June 30, 2016		December 31, 2015
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash	Level 1	$292,265	$292,265	$445,283	$445,283
Notes receivable, net (a)	Level 3	69	69	1,664	1,664

Liabilities:
Fixed-rate debt	Level 2	$1,108,453	$1,122,964	$1,141,381	$1,137,166
Variable-rate debt	Level 2	1,553,786	1,553,786	1,314,973	1,314,973

(a)	Notes receivable is shown net of an allowance of $0.6 million as of June 30, 2016 and $0.2 million as of December 31, 2015.

Notes receivable are carried at net realizable value which approximates fair value. The estimated fair values are based on certain factors, such as current interest rates, terms of the note and credit worthiness of the borrower.

The fair value of fixed-rate debt in the table above, not including our Senior Notes (please refer to Note 9 – Mortgages, Notes and Loans Payable), was estimated based on a discounted future cash payment model, which includes risk premiums and a risk free rate derived from the current London Interbank Offered Rate (“LIBOR”) or U.S. Treasury obligation interest rates. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity. The fair values of our Senior Notes, included in fixed-rate  debt in the table above, are based upon the last trade price closest to the end of the period presented.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 8 REAL ESTATE AND OTHER AFFILIATES

In the ordinary course of business, we enter into partnerships or joint ventures primarily for the development and operations of real estate assets that are referred to as “Real Estate and Other Affiliates.” These partnerships or joint ventures are accounted for in accordance with FASB ASC 810 Consolidation.

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

We perform a qualitative assessment of each VIE to determine if we are the primary beneficiary, as required by ASC 810. A company has a controlling financial interest and must consolidate the VIE if it has both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s performance, and (2) “benefits,” defined as the obligation to absorb the losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE. The variable interest model requires a reporting entity to reevaluate whether an entity is a VIE upon the occurrence of certain significant events as listed in ASC 810-10-35-4, including any event that changes the design of the entity and calls into question the entity’s sufficiency of equity at risk or characteristics of a controlling financial interest (i.e. amendments to legal governing documents, returns or additions of equity, curtailments or modifications to activities in a way that impacts the equity at risk, etc.).

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Our investment in Real Estate and Other Affiliates that are reported on the equity and cost methods are as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Equity Method Investments
Master Planned Communities:
The Summit (a)	— (a)	— (a)	$20,926	$12,052	$8,874	$—	$8,874	$—
Operating Assets:
Grandview SHG, LLC (a)	35.00%	—%	8,179	—	22	—	41	—
Millennium Woodlands Phase II, LLC (b) (c)	81.43%	81.43%	—	—	22	(489)	35	(1,150)
Stewart Title	50.00%	50.00%	3,521	3,715	154	302	256	496
Clark County Las Vegas Stadium, LLC (c)	50.00%	50.00%	11,345	11,050	454	401	295	284
The Metropolitan Downtown Columbia (d)	50.00%	50.00%	3,961	4,872	205	(89)	(512)	(408)
Woodlands Sarofim	20.00%	20.00%	2,673	2,588	42	35	95	75
Strategic Developments:
Circle T Ranch and Power Center (a)	50.00%	50.00%	4,956	9,128	10,498	—	10,498	—
HHMK Development (c)	50.00%	50.00%	10	10	—	10	—	549
KR Holdings (c)	50.00%	50.00%	758	689	4	911	9	1,276
m.flats (formerly Parcel C) (a) (c)	50.00%	50.00%	2,473	7,070	—	—	—	—
Constellation (a) (c)	50.00%	50.00%	2,685	2,685	—	—	—	—
			61,487	53,859	20,275	1,081	19,591	1,122
Cost method investments			4,347	3,952	—	—	2,616	1,747
Investment in Real Estate and Other Affiliates			$65,834	$57,811	$20,275	$1,081	$22,207	$2,869

(a)	Please refer to the discussion below for a description of the joint venture ownership structure.
(b)

Millennium Woodlands Phase II, LLC was placed into service in the third quarter 2014. The investment balance is in a deficit position, which is reported in Accounts payable and accrued expenses. As of July 20, 2016, we acquired our joint venture partner’s interest in this property, as discussed in Note 5 – Recent Transactions.

(c)	Equity method variable interest entity (“VIE”). As of first quarter 2016, m.flats was no longer a VIE.
(d)	The Metropolitan Downtown Columbia was placed into service in the first quarter 2015.

We are not the primary beneficiary of any of the VIEs listed above because we do not have the power to direct activities that most significantly impact the economic performance of such joint ventures and therefore we report our interests using the equity method. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs. The aggregate carrying value of the unconsolidated VIEs was $13.3 million and $21.5 million as of June 30, 2016 and December 31, 2015, and was classified as Investment in Real Estate and Other Affiliates in the condensed consolidated balance sheets.

As of June 30, 2016 approximately $134.6 million of indebtedness was secured by the properties owned by our Real Estate and Other Affiliates of which our share was approximately $74.6 million based upon our economic ownership. All of this indebtedness is without recourse to us.

We are the primary beneficiary of one VIE which is consolidated in the financial statements. The creditors of the consolidated VIE do not have recourse to us. As of June 30, 2016, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.5 million and $1.2 million, respectively. As of December 31, 2015, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.5 million and $1.1 million, respectively. The assets of the VIE are restricted for use only by the particular VIE and are not available for our general operations.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Our recent significant investments in Real Estate Affiliates and the related accounting considerations are described below.

The Summit

During the first quarter 2015, we formed DLV/HHPI Summerlin, LLC (“The Summit”) a joint venture with Discovery Land Company (“Discovery”). At formation, we contributed land with a book basis of $13.4 million and transferred Special Improvement District (“SID”) bonds related to such land with a carrying value of $1.3 million to the joint venture at an agreed upon capital contribution value of $125.4 million, or $226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million cash as its capital contribution, and we have no further capital obligations. The gain on the contributed land will be recognized in Equity in earnings from Real Estate and Other Affiliates as the joint venture sells lots.

After receipt of our capital contribution and a 5.0% preferred return, Discovery is entitled to a 5.0% return on its capital contributions, if any, plus cash distributions by the joint venture until it has received two times its equity contribution. Any further cash distributions are shared 50/50. Discovery is the manager of the project, and development began in the second quarter 2015. As of July 15, 2016, the project has contracted for approximately $122.3 million in land sales, of which $48.2 million in lot closings were completed in the second quarter 2016, resulting in Equity in earnings to us of $8.9 million. Given the nature of the venture’s capital structure, our share of the venture’s income producing activities is recognized based on the Hypothetical Liquidation Book Value (“HLBV”) method, which is an amount equal to the change in our underlying share of the hypothetical distribution assuming all of the venture’s net assets were liquidated at book value.

Grandview SHG, LLC

In January 2016, we entered into a joint venture with Grandview SHG, LLC (“Grandview”) which purchased a hotel located at 33 Peck Slip in the Seaport District of New York. We advanced a bridge loan of $25.0 million at a 5.0% interest rate to the joint venture at closing to expedite the acquisition, which was repaid in full in June 2016. In the second quarter 2016, upon completion of a refinancing of the property with a $36.0 million redevelopment loan, we made an additional capital contribution of $2.3 million. Our total investment in the joint venture is $8.2 million as of June 30, 2016. We and our partner are in the process of evaluating potential development plans for the property.

Millennium Woodlands Phase II

On July 20, 2016, we purchased our joint venture partner’s 18.57% interest in Millennium Woodlands Phase II for $4.0 million and distributed excess cash of approximately $0.5 million to the partners. The venture developed, owns and operates a 314 unit multi-family property in The Woodlands. Simultaneously with the buyout, we replaced the joint venture’s existing $37.7 million loan and secured a $42.5 million fixed-rate loan at 3.39% maturing August 1, 2028.

Circle T Ranch and Power Center

On June 1, 2016, the Circle T Ranch joint venture sold approximately 74 acres. As a result of the land sale, in the three and six months ended June 30, 2016 we recognized $10.5 million as our share of the joint venture earnings in Equity in earnings from Real Estate and Other Affiliates.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

m.flats

On October 4, 2013, we entered into a joint venture agreement with a local developer, Kettler, Inc. (“Kettler”), to construct an apartment complex with ground floor retail in Downtown Columbia, Maryland. We contributed approximately five acres of land having a book value of $4.0 million to the joint venture and subsequently incurred an additional $3.1 million in capitalized development costs for a total book value contribution of $7.1 million. Our land was valued at $23.4 million, or $53,500 per constructed unit. In January 2016, the venture closed on an $88.0 million construction loan which is non-recourse to us and bears interest at one-month LIBOR plus 2.40% with an initial maturity date of February 2020, with three, one-year extension options. At loan closing, Kettler contributed $16.1 million in cash, of which $7.3 million was distributed to us. This transaction was accounted for as a partial sale of the land for which we recognized a net profit of $0.2 million in the three months ended March 30, 2016. We contributed $2.4 million in the three months ended June 30, 2016, and we are required to fund an additional $3.9 million into this joint venture.

Constellation

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment development in downtown Summerlin. We own 50% of the venture and unanimous consent of the partners is required for all major decisions. This project represents the first residential development in Summerlin’s 400-acre downtown. In the first quarter 2015, we contributed a 4.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture. Our partner contributed $3.2 million of cash for their 50% interest, is the development manager, funded all pre-development activities, obtained construction financing in the first quarter 2015 and provided guarantees required by the lender. The project is financed by a $15.8 million construction loan which is non-recourse to us, of which $9.3 million is outstanding as of June 30, 2016. In the fourth quarter 2015, we contributed an additional $1.0 million to the joint venture to fund development costs. Upon a sale of the property, we are entitled to 50% of the proceeds up to, and 100% of the proceeds in excess of, an amount determined by applying a 7.0% capitalization rate to net operating income. The venture commenced construction in February 2015 and will complete the project in phases. The first units are currently available for rent, and we expect new tenants to take occupancy in the third quarter 2016.

NOTE 9 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$1,059,210	$1,087,642
Special Improvement District bonds	49,243	53,739
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	1,553,786	1,314,973
Deferred Financing Costs, net of accumulated amortization of $14.7 million and $12.7 million, respectively	(10,434)	(12,392)
Total mortgages, notes and loans payable	$2,651,805	$2,443,962

(a)

As more fully described below, $207.6 million and $209.5 million of variable‑rate debt has been swapped to a fixed-rate for the term of the related debt as of June 30, 2016 and December 31, 2015, respectively.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents our mortgages, notes, and loans payable by property:

				Maximum	Carrying Value
		Interest		Facility	June 30,	December 31,
($ In thousands)	Maturity (a)	Rate		Amount	2016	2015
Master Planned Communities
Bridgeland Credit Facility	November 2022	4.60%		$65,000	$59,349	$40,072
Summerlin South SID Bonds - S124	December 2019	5.95%			141	159
Summerlin South SID Bonds - S128	December 2020	6.05%			487	534
Summerlin South SID Bonds - S128C	December 2030	6.05%			4,728	4,856
Summerlin South SID Bonds - S132	December 2020	6.00%			1,494	1,676
Summerlin South SID Bonds - S151	June 2025	6.00%			4,349	4,534
Summerlin South SID Bonds - S159	June 2035	6.00%			6,614	9,020
Summerlin West SID Bonds - S808/S810	April 2031	6.00%			—	1,047
Summerlin West SID Bonds - S812	October 2035	6.00%			27,844	28,328
The Woodlands Master Credit Facility	August 2018	3.20%	(b)	200,000	192,662	192,663
Master Planned Communities Total					297,668	282,889

Operating Assets
10-60 Columbia Corporate Centers	May 2022	2.81%	(b)(c)		80,000	80,000
70 Columbia Corporate Center	July 2019	2.70%	(b)		20,000	20,000
Columbia Regional Building	March 2018	2.45%	(b)	23,008	22,188	22,188
Downtown Summerlin	July 2019	2.70%	(b)	311,800	293,732	289,804
Downtown Summerlin SID Bonds - S108	December 2016	5.95%			235	235
Downtown Summerlin SID Bonds - S128	December 2030	6.05%			3,350	3,350
Embassy Suites at Hughes Landing	October 2020	2.95%	(b)	37,100	28,829	20,064
One Hughes Landing	December 2029	4.30%			52,000	52,000
Two Hughes Landing	December 2030	4.20%			48,000	48,000
1725-35 Hughes Landing Boulevard	June 2019	2.10%	(b)	143,000	103,968	89,677
Hughes Landing Retail	December 2018	2.40%	(b)	36,575	32,465	28,726
1701 Lake Robbins	April 2017	5.81%			4,600	4,600
Millennium Waterway Apartments	June 2022	3.75%			55,584	55,584
110 N. Wacker	October 2019	5.21%	(d)		24,593	26,481
9303 New Trails	December 2023	4.88%			12,558	12,734
One Lakes Edge	November 2016	2.70%	(b)	73,525	69,646	67,517
Outlet Collection at Riverwalk	October 2018	3.20%	(b)	64,400	56,100	56,100
3831 Technology Forest Drive	March 2026	4.50%			22,573	22,759
The Westin at The Woodlands	August 2019	3.10%	(b)	69,300	49,788	33,361
The Woodlands Resort & Conference Center	December 2020	3.20%	(b)		85,000	85,000
Ward Village	September 2016	3.46%	(b)(e)	250,000	238,716	238,716
20/25 Waterway Avenue	May 2022	4.79%			14,000	14,112
3 Waterway Square	August 2028	3.94%			52,000	52,000
4 Waterway Square	December 2023	4.88%			36,777	37,293
Capital lease obligations	various	3.60%			28	52
Operating Assets Total					1,406,730	1,360,353

Strategic Developments
HHC 242 Self Storage Facility	October 2021	3.05%	(b)	6,658	866	—
HHC 2978 Self Storage Facility	January 2022	3.05%	(b)	6,368	—	—
Lakeland Village Center	May 2020	2.80%	(b)	14,000	8,514	—
Merriweather Post Pavilion	October 2021	2.45%	(b)	9,500	158	—
One Merriweather	February 2020	2.60%	(b)	49,900	3,988	—
Three Hughes Landing	December 2017	2.80%	(b)	65,455	33,200	23,268
Waiea and Anaha Condominiums	November 2019	7.20%	(b)	600,000	150,025	27,817
Strategic Developments Total					196,751	51,085

Other Corporate Financing Arrangements	June 2018	3.00%			17,372	18,794
Senior Notes	October 2021	6.88%			750,000	750,000
Unamortized underwriting fees					(6,282)	(6,767)
Deferred Financing Costs, net					(10,434)	(12,392)

Total mortgages, notes, and loans payable					$2,651,805	$2,443,962

(a)

Maturity date includes any extension periods that can be exercised at our option at the initial maturity date, subject to customary extension terms that based on current property performance projections, we expect to meet. Such terms may include but are not limited to minimum debt service coverage, minimum occupancy levels and other performance criteria.

(b)	The interest rate presented is based on the one month LIBOR rate, which was 0.45% at June 30, 2016.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(c)	$40.0 million of the outstanding principal balance is swapped to a 3.41% fixed-rate through maturity.
(d)	The $24.6 million outstanding principal balance is swapped to a 5.21% fixed-rate through maturity.
(e)

$143.0 million of the outstanding principal balance is swapped to a 3.81% fixed-rate through maturity. As of June 30, 2016 there is no undrawn availability on this facility. Management expects to refinance this note in the third quarter 2016.

The weighted average interest rate on our mortgages, notes and loans payable, excluding interest rate hedges, was 4.56% and 4.44% as of June 30, 2016 and December 31, 2015, respectively.

All of the mortgage debt is secured by the individual properties listed in the table above and is non-recourse to HHC, except for:

(i)	$750.0 million of Senior Notes;
(ii)

$311.8 million financing for the Downtown Summerlin development which has an initial maximum recourse of 35% of the outstanding balance, which will reduce to 15.0% upon completion of the project and achievement of a 1.15:1.0 debt service coverage ratio. The recourse further reduces to 10% upon achievement of a 1.25:1.0 debt service coverage ratio, a 90% occupancy level, and average tenant sales of at least $500.00 per net rentable square foot. As of June 30, 2016, 35% of the outstanding loan balance remains recourse to HHC;

(iii)

$64.4 million of construction financing for the Outlet Collection at Riverwalk with an initial maximum recourse of 50% of the outstanding balance, which will be reduced to 25.0% upon completion of the project and the achievement of an 11.0% debt yield and a minimum level of tenant sales per square foot for twelve months. As of June 30, 2016, 50% of the outstanding loan balance remains recourse to HHC;

(iv)	$17.4 million of Other Corporate Financing Arrangements; and
(v)	$7.0 million of the 110 N. Wacker mortgage.

Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid, but may be subject to a prepayment penalty equal to a yield maintenance premium, defeasance, or a percentage of the loan balance. As of June 30, 2016, land, buildings and equipment and developments with a cost basis of $2.4 billion have been pledged as collateral for our mortgages, notes and loans payable.

As of June 30, 2016, we were in compliance with all of the financial covenants related to our debt agreements.

Master Planned Communities

On November 9, 2015, we refinanced $15.2 million of existing debt in connection with closing on a modification which increased the Bridgeland Credit Facility to $65.0 million. The facility bears interest at three-month LIBOR plus 3.15%, with a 4.60% floor, and has an initial maturity date of November 2020 with two, one-year extension options. The proceeds are intended to provide working capital at Bridgeland for development efforts necessary to meet the demand of homebuilders for finished lots in the community.

The Woodlands Master Credit Facility was amended and restated on July 31, 2015 to a $200.0 million maximum facility amount consisting of a $100.0 million term loan and a $100.0 million revolver (together, the “TWL Facility”). The TWL Facility bears interest at one-month LIBOR plus 2.75% and has an August 2016 initial maturity date with two, one–year extension options. In July, we exercised our first one-year extension option, which requires a reduction of the total commitment to $175.0 million and semi-annual principal payments of $25.0 million beginning on December 31, 2016 and continuing through a second, optional one-year extension period. The TWL Facility and The Woodlands Resort & Conference Center loans are recourse to the entities that directly own The Woodlands operations. The TWL Facility also contains certain covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to us based

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

on a loan‑to‑value test. The amendment also modified certain covenants to allow for more construction loan guarantees by the entities that directly own The Woodlands than would otherwise have been permitted by the prior facility.

The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that we previously paid with respect to such proportionate share of the bond. In 2016, no new SID bonds have been issued and $3.4 million in obligations were assumed by buyers.

Operating Assets

Our $250.0 million first mortgage financing secured by the Ward Centers bears interest at LIBOR plus 2.50% and matures on September 29, 2016. There was no undrawn availability on the $238.7 million balance as of June 30, 2016, and a refinance of the facility is currently underway and expected to close in the third quarter 2016.

Strategic Developments

On February 25, 2016, we closed on a $49.9 million non-recourse construction loan for One Merriweather. The loan bears interest at one-month LIBOR plus 2.15% with an initial maturity date of February 25, 2020, with a one-year extension option. $0.2 million was drawn on this loan as of June 30, 2016.

On January 27, 2016, we closed on a $6.4 million non-recourse construction loan for the HHC 2978 Self-Storage Facility, bearing interest at one-month LIBOR plus 2.60% with an initial maturity date of January 2020, with two, one-year extension options. No amounts were drawn on this loan as of June 30, 2016.

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

NOTE 10 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to interest rate risk related to our variable interest rate debt, and we manage this risk by utilizing interest rate derivatives. Our objective in using interest rate derivatives is to add stability to interest costs by reducing our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps, forward-starting swaps, and caps as part of our interest rate risk management strategy. As of June 30, 2016, we had interest rate swaps with gross notional amounts of $207.6 million and a $100.0 million interest rate cap, both of which were designated as effective cash flow hedges of interest rate risk. We also have $250.0 million in gross notional amounts of forward-starting interest rate swaps that become effective December 31, 2017 to hedge a portion of anticipated future fixed-rate debt issuance.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2016 and June 30, 2015, the ineffective portion recorded in earnings was insignificant.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable‑rate debt. Over the next 12 months, we estimate that an additional $1.3 million will be reclassified to interest expense.

The table below presents the fair value of our derivative financial instruments, which are included in accounts payable and accrued liabilities in the condensed consolidated balance sheets:

	June 30,	December 31,
(In thousands)	2016	2015
Interest Rate Swaps & Caps	$3,037	$2,292
Forward-Starting Swaps	24,692	1,925
Total derivatives designated as hedging instruments	$27,729	$4,217

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Location of Loss	2016	2015
			Reclassified	Amount of (Loss)	Amount of (Loss)
(In thousands)	Amount of (Loss)	Amount of (Loss)	from AOCI into	Reclassified from	Reclassified from
Cash Flow Hedges	Recognized in OCI	Recognized in OCI	Earnings	AOCI into Earnings	AOCI into Earnings
Interest Rate Swaps & Caps	$(328)	$(240)	Interest Expense	$(367)	$(436)
Forward-Starting Swaps	(5,629)	—	Interest Expense	—	—
	$(5,957)	$(240)		$(367)	$(436)

	Six Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Location of Loss	2016	2015
			Reclassified	Amount of (Loss)	Amount of (Loss)
(In thousands)	Amount of (Loss)	Amount of (Loss)	from AOCI into	Reclassified from	Reclassified from
Cash Flow Hedges	Recognized in OCI	Recognized in OCI	Earnings	AOCI into Earnings	AOCI into Earnings
Interest Rate Swaps & Caps	$(1,206)	$(103)	Interest Expense	$(743)	$(811)
Forward-Starting Swaps	(14,910)	—	Interest Expense	—	—
	$(16,116)	$(103)		$(743)	$(811)

NOTE 11   INCOME TAXES

Unrecognized tax benefits pursuant to uncertain tax positions were $36.5 million as of June 30, 2016 and December 31, 2015, respectively, none of which would impact our effective tax rate.

We have significant permanent differences, primarily from warrant liability gains and losses and changes in valuation allowances that cause our effective tax rate to deviate from statutory rates. The effective tax rates, based upon actual operating results, were 79.3% and 37.9% for the three and six months ended June 30, 2016 compared to 7.8% and (13.4)% for the three and six months ended June 30, 2015. The changes in the tax rates were primarily attributable to changes in the warrant liability, valuation allowance related to our deferred tax assets, as well as other items which are permanent differences for tax purposes.

The increase in deferred tax liabilities between December 31, 2015 and June 30, 2016 is due primarily to the utilization of federal tax assets used to offset the tax gain on the sale of the 80 South Street Assemblage.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 12 STOCK BASED PLANS

Our stock based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2015.

Stock Options

The following table summarizes our stock option plan:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at December 31, 2015	1,086,040	$77.11
Granted	136,500	108.64
Forfeited	(33,000)	118.23
Stock Options outstanding at June 30, 2016	1,189,540	79.55

Compensation costs related to stock options were $0.5 million and $2.3 million for the three and six months ended June 30, 2016, respectively, of which $0.2 million and $0.8 million were capitalized to development projects during the same periods. Stock option costs were $1.2 million and $1.8 million for the three and six months ended June 30, 2015, respectively, of which $0.6 million and $1.1 million were capitalized to development projects during the same periods.

Restricted Stock

The following table summarizes restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 31, 2015	242,556	$100.15
Granted	131,198	65.79
Vested	(37,670)	83.47
Forfeited	(4,985)	86.48
Restricted Stock outstanding at June 30, 2016	331,099	88.64

Compensation expense related to restricted stock awards was $1.8 million and $3.4 million for the three and six months ended June 30, 2016, respectively, of which $0.3 million and $0.6 million were capitalized to development projects during the same periods. Compensation expense related to restricted stock awards was $1.4 million and $2.5 million for the three and six months ended June 30, 2015, respectively, of which $0.3 million and $0.5 million were capitalized to development projects during the same periods.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 13 OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of Prepaid expenses and other assets.

	June 30,	December 31,
(In thousands)	2016	2015
Condominium receivables (a)	$423,906	$191,037
Condominium deposits	91,661	55,749
Special Improvement District receivable	72,594	72,558
In-place leases	17,033	22,139
Below-market ground leases	19,155	19,325
Above-market tenant leases	2,714	3,581
Equipment, net of accumulated depreciation of $4.7 million and $3.9 million, respectively	18,182	18,772
Security and escrow deposits	9,855	17,599
Tenant incentives and other receivables	9,873	10,480
Prepaid expenses	8,205	8,474
Federal income tax receivable	12,106	11,972
Intangibles	4,124	4,045
Uncertain tax position asset	143	112
Other	3,080	5,347
	$692,631	$441,190

(a)

Of the total Condominium receivables, $329.7 million are expected to be collected in 2016 and $94.2 million are expected to be collected in 2017, consistent with anticipated closings of the respective condominium projects.

The $251.4 million net increase primarily relates to the following increases: a $232.9 million increase in condominium receivables, which represents revenue recognized in excess of buyer deposits received for our Ward Village Condominium projects, an increase in condominium deposits of $35.9 million due to deposits for sales of units and $0.2 million in other increases.

These increases were partially offset by the following decreases: a net $7.7 million decrease in security and escrow deposits mostly attributable to our January 2016 investment in the Grandview SHG, LLC joint venture; a decrease of $5.1 million relating primarily to the amortization of in-place leases; a net decrease in other prepaids of $2.3 million which was primarily due to the reimbursement from a tenant in the three months ended June 30, 2016; and a $2.5 million decrease in other small net changes.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses.

	June 30,	December 31,
(In thousands)	2016	2015
Construction payables	$193,847	$185,731
Deferred income	114,634	117,700
Condominium deposit liabilities	87,428	50,192
Accounts payable and accrued expenses	37,687	33,928
Tenant and other deposits	32,896	31,193
Accrued interest	16,627	16,504
Accrued payroll and other employee liabilities	20,142	31,271
Accrued real estate taxes	12,935	15,134
Interest rate swaps	27,729	4,217
Above-market ground leases	2,034	2,113
Other	26,813	27,371
	$572,772	$515,354

Total accounts payable and accrued expenses increased by $57.4 million. This net increase primarily includes the following increases: a $37.2 million increase in condominium deposits liability; an increase of $3.8 million in accounts payable and accrued expenses; an increase of $8.1 million in construction payables; an increase of $23.5 million in interest rate swaps liability primarily due to a decrease in fair value of the forward-starting swaps; and $1.8 million in other immaterial increases.

These increases are partially offset by the following decreases: decrease of $11.1 million in accrued payroll and other employee liabilities due to payment in the first quarter 2016 of the 2015 annual incentive bonus; a decrease of $2.2 million in accrued real estate taxes related to timing of payments; a decrease of $3.1 million in deferred income; and $0.6 million in other immaterial decreases.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The following table summarizes AOCI for the period indicated:

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015
Balance as of March 31	$(17,760)	$(7,259)
Other comprehensive loss before reclassifications	(6,759)	(293)
Loss reclassified from accumulated other comprehensive loss to net income (loss)	367	436
Net current-period other comprehensive income (loss)	(6,392)	143
Balance as of June 30	$(24,152)	$(7,116)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Balance as of December 31	$(7,889)	$(7,712)
Other comprehensive loss before reclassifications	(17,006)	(215)
Loss reclassified from accumulated other comprehensive loss to net income (loss)	743	811
Net current-period other comprehensive loss	(16,263)	596
Balance as of June 30	$(24,152)	$(7,116)

The following table summarizes the amounts reclassified out of AOCI for the period indicated:

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
	For the Three Months Ended	For the Six Months Ended	Affected line item in the
Accumulated Other Comprehensive Income (Loss) Components	June 30, 2016	June 30, 2016	Statement of Operations
Losses on cash flow hedges	$588	$1,193	Interest expense
Interest rate swap contracts	(221)	(450)	Provision for income taxes
Total reclassifications for the period	$367	$743	Net of tax

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
	For the Three Months Ended	For the Six Months Ended	Affected line item in the
Accumulated Other Comprehensive Income (Loss) Components	June 30, 2015	June 30, 2015	Statement of Operations
Losses on cash flow hedges	$705	$1,301	Interest expense
Interest rate swap contracts	(269)	(490)	Provision for income taxes
Total reclassifications for the period	$436	$811	Net of tax

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

We had outstanding letters of credit and surety bonds totaling $98.4 million and $86.1 million as of June 30, 2016 and December 31, 2015, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

In the fourth quarter 2012, the historic area of South Street Seaport suffered damage due to flooding as a result of Superstorm Sandy. Reconstruction efforts are ongoing and the property has only partially operated over the last three years. We have received $54.1 million in insurance proceeds, and we recognized Other income of $6.2 million and $0.3 million for the six months ended June 30, 2016 and June 30, 2015, respectively, for the receipt of insurance proceeds related to our claim. This matter is currently being litigated with an insurance carrier, and there can be no assurance that we will collect additional insurance proceeds.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The assets included in each segment as of June 30, 2016, are contained in the following chart:

Master Planned			Strategic
Communities	Operating Assets		Developments

	Retail	Office	Under Construction
• Bridgeland	▪ Columbia Regional Building	▪ 10-70 Columbia Corporate Center	▪ Ae'o
• Maryland	▪ Cottonwood Square	▪ Columbia Office Properties	▪ Anaha
• Summerlin	▪ Creekside Village Green (b)	▪ 1725-35 Hughes Landing Boulevard (b)	▪ Constellation (a)
• The Woodlands	▪ Downtown Summerlin	▪ One Hughes Landing	▪ HHC 242 Self-Storage
• The Woodlands Hills	▪ Hughes Landing Retail (b)	▪ Two Hughes Landing	▪ HHC 2978 Self-Storage
	▪ 1701 Lake Robbins	▪ 2201 Lake Woodlands Drive	▪ Lakeland Village Center
	▪ Landmark Mall	▪ 9303 New Trails	▪ m.flats (formerly Parcel C) (a)
Other	▪ Outlet Collection at Riverwalk	▪ 110 N. Wacker	▪ One Merriweather
• The Summit (a)	▪ Park West	▪ ONE Summerlin (b)	▪ Three Hughes Landing
	▪ South Street Seaport	▪ 3831 Technology Forest Drive	▪ Waiea
	(under construction)	▪ 3 Waterway Square
	▪ Ward Village	▪ 4 Waterway Square	Other
	▪ 20/25 Waterway Avenue	▪ 1400 Woodloch Forest	▪ Alameda Plaza
	▪ Waterway Garage Retail		▪ AllenTowne
▪ Bridges at Mint Hill
	Multi-family	Other	▪ Century Plaza Mall
	▪ Millennium Waterway Apartments	▪ Clark County Las Vegas Stadium (a)	▪ Circle T Ranch and
	▪ Millennium Woodlands	▪ Kewalo Basin Harbor	Power Center (a)
	Phase II (a)	▪ Merriweather Post Pavilion	▪ Cottonwood Mall
	▪ One Lakes Edge (b)	▪ Stewart Title of Montgomery	▪ 80% Interest in Fashion
	▪ 85 South Street	County, TX (a)	Show Air Rights
	▪ The Metropolitan Downtown	▪ Summerlin Hospital Medical	▪ Gateway Towers
	Columbia (a) (b)	Center (a)	▪ Ke Kilohana
		▪ The Woodlands Parking Garages	▪ Kendall Town Center
	Hospitality	▪ Woodlands Sarofim #1 (a)	▪ Lakemoor (Volo) Land
	▪ Embassy Suites at Hughes Landing (b)		▪ Maui Ranch Land
	▪ Grandview SHG, LLC (a)		▪ The Outlet Collection at Elk Grove
	▪ The Woodlands Resort &		▪ Two Merriweather
	Conference Center		▪ West Windsor
▪ The Westin at The Woodlands (c)

(a)	A non-consolidated investment. Refer to Note 8 – Real Estate and Other Affiliates.
(b)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2015.
(c)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2016.

Our segments are managed separately, therefore, we use different operating measures to assess operating results and allocate resources among the segments. The one common operating measure used to assess operating results for the business segments is Real Estate Property Earnings Before Taxes (“REP EBT”), which represents the operating revenues of the properties less property operating expenses and adjustments for interest, as further described below. We believe that REP EBT provides useful information about the operating performance of all of our properties.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Segment operating results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Master Planned Communities
Land sales	$61,098	$45,433	$103,040	$93,514
Builder price participation	6,501	7,907	11,148	13,606
Minimum rents	142	215	282	429
Other land revenues	2,749	3,140	5,772	6,426
Other rental and property revenues	17	9	20	7
Total revenues	70,507	56,704	120,262	113,982

Cost of sales – land	29,008	24,236	44,696	48,132
Land sales operations	5,506	9,721	12,806	17,300
Land sales real estate and business taxes	2,300	2,242	4,594	4,646
Depreciation and amortization	81	95	164	190
Interest income	(5)	(15)	(21)	(31)
Interest expense (*)	(5,004)	(4,684)	(10,343)	(9,446)
Equity in earnings in Real Estate and Other Affiliates	(8,874)	—	(8,874)	—
Total expenses, net of other income	23,012	31,595	43,022	60,791
MPC EBT	47,495	25,109	77,240	53,191

Operating Assets
Minimum rents	41,811	36,697	82,929	71,009
Tenant recoveries	10,914	10,693	21,437	20,266
Hospitality revenues	19,129	11,481	32,038	23,484
Other rental and property revenues	4,416	6,971	7,499	13,245
Total revenues	76,270	65,842	143,903	128,004

Other property operating costs	13,830	18,350	27,948	35,836
Real estate taxes	6,709	5,990	12,851	11,510
Rental property maintenance costs	2,645	2,785	5,646	5,412
Hospitality costs	14,242	8,893	24,717	17,971
Provision for doubtful accounts	(353)	1,266	2,626	2,075
Demolition costs	6	1,496	478	1,613
Development-related marketing costs	1,988	2,748	3,088	5,014
Depreciation and amortization	22,613	22,887	43,814	41,649
Other income, net	(2,750)	—	(3,113)	—
Interest income	(8)	(9)	(16)	(19)
Interest expense	10,116	7,629	19,269	14,123
Equity in earnings from Real Estate and Other Affiliates	(899)	(160)	(2,826)	(1,044)
Total expenses, net of other income	68,139	71,875	134,482	134,140
Operating Assets EBT	8,131	(6,033)	9,421	(6,136)

Strategic Developments
Minimum rents	83	77	134	744
Tenant recoveries	9	8	14	102
Condominium rights and unit sales	125,112	86,513	247,206	121,370
Other land revenues	10	5	20	12
Other rental and property revenues	160	14	278	39
Total revenues	125,374	86,617	247,652	122,267

Condominium rights and unit cost of sales	79,726	56,765	154,541	79,174
Other property operating costs	1,406	1,284	3,030	1,943
Real estate taxes	620	578	1,226	1,258
Rental property maintenance costs	108	115	239	232
Provision for doubtful accounts	1	—	63	—
Demolition costs	484	—	484	—
Development-related marketing costs	4,351	2,846	7,782	6,823
Depreciation and amortization	660	601	1,319	1,617
Other income, net	—	—	(244)	(334)
Interest income	(125)	(166)	(131)	(166)
Interest expense (*)	(1,899)	(1,580)	(3,033)	(3,385)
Equity in earnings from Real Estate and Other Affiliates	(10,502)	(921)	(10,507)	(1,825)
Gain on sale of 80 South Street Assemblage	—	—	(140,479)	—
Total expenses, net of other income	74,830	59,522	14,290	85,337
Strategic Developments EBT	50,544	27,095	233,362	36,930
REP EBT	$106,170	$46,171	$320,023	$83,985

(*) Negative interest expense amounts are due to interest capitalized in our Master Planned Communities and Strategic Developments segments related to Operating Assets segment debt and the Senior Notes.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following reconciles REP EBT to GAAP income (loss) before taxes:

Reconciliation of REP EBT to GAAP income (loss) before taxes	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
REP EBT	$106,170	$46,171	$320,023	$83,985
General and administrative	(20,053)	(19,606)	(40,377)	(38,569)
Corporate interest expense, net	(13,023)	(13,235)	(26,097)	(26,447)
Warrant liability gain (loss)	(44,150)	42,620	(14,330)	(66,190)
Corporate other income, net	6,317	396	6,069	1,529
Corporate depreciation and amortization	(1,598)	(1,487)	(2,627)	(3,124)
Income (loss) before taxes	$33,663	$54,859	$242,661	$(48,816)

The following reconciles segment revenues to GAAP consolidated revenues:

Reconciliation of Segment Basis Revenues to GAAP Revenues	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Master Planned Communities	$70,507	$56,704	$120,262	$113,982
Operating Assets	76,270	65,842	143,903	128,004
Strategic Developments	125,374	86,617	247,652	122,267
Total revenues	$272,151	$209,163	$511,817	$364,253

The assets by segment and the reconciliation of total segment assets to the total assets in the condensed consolidated balance sheets are summarized as follows:

	June 30,	December 31,
(In thousands)	2016	2015
Master Planned Communities	$2,006,094	$2,022,524
Operating Assets	2,496,917	2,365,724
Strategic Developments	1,525,312	1,138,695
Total segment assets	6,028,323	5,526,943
Corporate and other	189,296	194,639
Total assets	$6,217,619	$5,721,582

The $386.6 million increase in the Strategic Developments segment asset balance as of June 30, 2016 compared to December 31, 2015 is primarily due to the net change resulting from receipt of sale proceeds in excess of our cost basis relating to the 80 South Street Assemblage transaction and increased development expenditures primarily at Waiea, Anaha, Ae'o and One Merriweather. These increases were partially offset by sales recognized and deposits utilized for construction at Waiea and Anaha, and placing The Westin at The Woodlands in service in the Operating Assets segment.

The increase in the Operating Assets segment asset balance as of June 30, 2016 of $131.2 million compared to December 31, 2015 is primarily due to placing The Westin at The Woodlands in service and additional development expenditures at South Street Seaport.

The decrease in the MPC segment assets primarily relates to distributions of cash from the MPC segment to the corporate parent.

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

Real Estate Property Earnings Before Taxes

We use a number of operating measures for assessing operating performance of properties within our segments, some of which may not be common among all three of our segments. We believe that investors may find some operating measures more useful than others when separately evaluating each segment. One common operating measure used to assess operating results for our business segments is Real Estate Property Earnings Before Taxes (“REP EBT”). We believe REP EBT provides useful information about the operating performance of our properties because it excludes certain non-

recurring and non-cash items which we believe are not indicative of our core business. REP EBT may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate other income, corporate interest income, corporate interest and depreciation expense, provision for income taxes, and warrant liability gain (loss). We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 16 – Segments. We also provide a measure of Adjusted Operating Assets REP EBT, which excludes depreciation and amortization, demolition costs and development-related marketing costs. A reconciliation of Adjusted Operating Assets EBT to Operating Assets EBT is included in the Operating Assets discussion.

REP EBT and Adjusted Operating Assets REP EBT should not be considered as alternatives to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss), as they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of these metrics are that they do not include the following:

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

Results of Operations

Our revenues are primarily derived from the sale of individual lots to homebuilders at our master planned communities, from tenants at our operating assets in the form of fixed minimum rents, overage rent and recoveries of operating expenses and from the sale of condominium units.

The following table reflects our results of operations for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	Change	2016	2015	Change
Revenues
MPC segment revenues	$70,507	$56,704	$13,803	$120,262	$113,982	$6,280
Operating Assets segment revenues	76,270	65,842	10,428	143,903	128,004	15,899
Strategic Developments segment revenues	125,374	86,617	38,757	247,652	122,267	125,385
Total revenues	$272,151	$209,163	$62,988	$511,817	$364,253	$147,564

MPC segment REP EBT	$47,495	$25,109	$22,386	$77,240	$53,191	$24,049
Operating Assets segment REP EBT	8,131	(6,033)	14,164	9,421	(6,136)	15,557
Strategic Developments segment REP EBT	50,544	27,095	23,449	233,362	36,930	196,432
Total segment REP EBT (a)	106,170	46,171	59,999	320,023	83,985	236,038
General and administrative	(20,053)	(19,606)	(447)	(40,377)	(38,569)	(1,808)
Corporate interest expense, net	(13,023)	(13,235)	212	(26,097)	(26,447)	350
Warrant liability (loss) gain	(44,150)	42,620	(86,770)	(14,330)	(66,190)	51,860
Corporate other income, net	6,317	396	5,921	6,069	1,529	4,540
Corporate depreciation and amortization	(1,598)	(1,487)	(111)	(2,627)	(3,124)	497
Provision for income taxes	(26,693)	(4,274)	(22,419)	(91,926)	(6,558)	(85,368)
Net income (loss)	6,970	50,585	(43,615)	150,735	(55,374)	206,109
Net income attributable to noncontrolling interests	—	(12)	12	—	(12)	12
Net income (loss) attributable to common stockholders	$6,970	$50,573	$(43,603)	$150,735	$(55,386)	$206,121

Diluted income (loss) per share	$0.16	$0.18	$(0.02)	$3.53	$(1.40)	$4.94

(a)

Total segment REP EBT includes depreciation and amortization expense. Non-cash total segment depreciation and amortization, primarily relating to Operating Assets recently placed into service, is currently offsetting the net operating income generated from these properties because they typically will not stabilize for 12 – 36 months after they are placed into service, but the full amount of their annual depreciation and amortization begins when they are placed into service. The following table shows the amounts included in segment REP EBT  related to non-cash depreciation and amortization:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Total segment depreciation and amortization	$23,354	$23,583	$(229)	$45,297	$43,456	$1,841

Total revenues for the three and six months ended June 30, 2016 increased compared to the same period in 2015 due to higher revenues in our MPC, Operating Assets and Strategic Developments segments. The MPC segment revenues increase is due to higher residential land sales in our MPCs for the three and six months ended June 30, 2016 as compared to the same periods in 2015. Strategic Developments segment revenue increased due to higher revenue related to sales at our Waiea and Anaha condominium projects, which are currently reported on the percentage of completion method. Operating Assets segment revenue increased primarily due to assets placed in service in 2016 and 2015, including 1725-1735 Hughes Landing Boulevard, The Westin at The Woodlands,  Embassy Suites at Hughes Landing, Hughes Landing Retail, One Lakes Edge and ONE Summerlin, and the ongoing stabilization of Downtown Summerlin.

General and administrative expenses for the three and six months ended June 30, 2016 increased compared to the same periods in 2015. For the three months ended June 30, 2016, the increase is primarily due to $0.8 million of higher compensation costs related to headcount, offset by $0.6 million of decreased travel costs compared to the same period in the prior year. For the six months ended June 30, 2016, the increase is primarily due to $1.2 million of higher compensation costs related to headcount compared to the same period in the prior year.

Provision for income taxes increased for the three and six months ended June 30, 2016 due to increases in pre-tax earnings, as noted on the Condensed Consolidated Statement of Operations, adjusted to exclude the non-taxable warrant gain (loss) which has no impact on our tax provision.

We have significant permanent differences, primarily due to warrant liability gains and losses and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rates, based upon actual operating results were 79.3% and 37.9% for the three and six months ended June 30, 2016 compared to 7.8% and (13.4)% for the three and six months ended June 30, 2015. The changes in the tax rate were primarily attributable to changes in the warrant liability, valuation allowance related to our deferred tax asset, as well as other items which are permanent differences for tax purposes. If changes in the warrant liability, valuation allowance, unrecognized tax benefits, and other material discrete adjustments to deferred tax liabilities were excluded from the effective tax rate computation, the adjusted effective tax rates would have been 36.7% and 37.0% for the three and six months ended June 30, 2016, respectively, compared to 34.9% and 34.7% for three and six months ended June 30, 2015.

The decrease in Net income attributable to common stockholders for the three months ended June 30, 2016 compared to the same period in 2015 is primarily due to a higher warrant liability loss, offset by increased REP EBT in our MPC, Operating Assets and Strategic Developments segments. The increase in Net income (loss) attributable to common stockholders for the six months ended June 30, 2016 compared to the same period in 2015 is primarily due to a gain on the sale of the 80 South Street Assemblage included in Strategic Developments segment REP EBT, significant growth in earnings from condominium rights and unit sales in Strategic Developments segment revenues, a lower warrant liability loss and moderately increased REP EBT in our MPC and Operating Assets segments. These increases were partially offset by an increased provision for income taxes.

Please refer to the individual segment operations sections that follow for explanations of segment performance.

Segment Operations

Please refer to Note 16 - Segments for additional information including reconciliations of our segment basis results to generally accepted accounting principles (“GAAP”) basis results.

Master Planned Communities Revenues and Expenses(*)

For the three months ended June 30, 2016 and 2015

(In thousands, except %)

	Bridgeland		Maryland Communities				Summerlin		The Woodlands			The Woodlands Hills		Total MPC
(In thousands)	2016	2015	2016		2015		2016	2015	2016		2015	2016	2015	2016	2015
Land sales (e)	$4,500	$1,495	$—		$—		$55,212	$34,832	$1,386		$9,106	$—	$—	$61,098	$45,433
Builder price participation	180	398	—		—		5,425	6,280	896		1,229	—	—	6,501	7,907
Minimum rents	—	—	—		—		142	215	—		—	—	—	142	215
Other land sale revenues	34	65	2		1		2,604	1,676	104		1,398	5	—	2,749	3,140
Other rental and property revenues	—	—	—		—		13	9	—		—	4	—	17	9
Total revenues	4,714	1,958	2		1		63,396	43,012	2,386		11,733	9	—	70,507	56,704

Cost of sales - land	1,532	532	—		—		26,904	20,592	572		3,112	—	—	29,008	24,236
Land sales operations	1,259	942	39		99		1,811	3,671	2,350		5,006	47	3	5,506	9,721
Land sales real estate and business taxes	251	73	158		162		613	919	1,255		1,060	23	28	2,300	2,242
Depreciation and amortization	23	29	5		6		23	30	30		30	—	—	81	95
Total expenses	3,065	1,576	202		267		29,351	25,212	4,207		9,208	70	31	36,895	36,294

Operating income	1,649	382	(200)		(266)		34,045	17,800	(1,821)		2,525	(61)	(31)	33,612	20,410
Interest expense, net (a)	(2,220)	(2,320)	2		(7)		(4,090)	(3,537)	1,443		1,296	(144)	(131)	(5,009)	(4,699)
Equity in earnings in Real Estate and Other Affiliates	—	—	—		—		(8,874)	—	—		—	—	—	(8,874)	—
MPC REP EBT	$3,869	$2,702	$(202)	(c)	$(259)	(c)	$47,009	$21,337	$(3,264)	(d)	$1,229	$83	$100	$47,495	$25,109

Gross Margin % (b)	66.0%	64.4%	NM		NM		51.3%	40.9%	58.7%		65.8%	NM	NM	52.5%	46.7%

(*)    For a reconciliation of MPC REP EBT to consolidated income (loss) before taxes, refer to Note 16 – Segments.

(a)	Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets segment and corporate debt.
(b)	Gross Margin % is the ratio of Land sales less Cost of sales-land, divided by Land sales.
(c)	The negative MPC REP EBT in Maryland is due to no land sales in 2016 or 2015; however, certain costs such as real estate taxes and administrative expenses continue to be incurred.
(d)	The number of residential lots sold decreased from 43 to nine for the three months ended June 30, 2016 compared to the same period in 2015, resulting in negative MPC REP EBT at The Woodlands.
(e)	Land sales includes deferred revenue from land sales closed in a previous period which met criteria for recognition in the current period.

NM – Not meaningful

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

Master Planned Communities Revenues and Expenses(*)

For the six months ended June 30, 2016 and 2015

(In thousands, except %)

	Bridgeland		Maryland Communities				Summerlin		The Woodlands			The Woodlands Hills		Total MPC
(In thousands)	2016	2015	2016		2015		2016	2015	2016		2015	2016	2015	2016	2015
Land sales (e)	$8,782	$6,073	$—		$—		$80,004	$71,120	$14,254		$16,321	$—	$—	$103,040	$93,514
Builder price participation	435	522	—		—		9,314	10,542	1,399		2,542	—	—	11,148	13,606
Minimum rents	—	—	—		—		282	429	—		—	—	—	282	429
Other land sale revenues	109	201	3		53		5,421	3,455	234		2,717	5	—	5,772	6,426
Other rental and property revenues	—	—	—		—		16	7	—		—	4	—	20	7
Total revenues	9,326	6,796	3		53		95,037	85,553	15,887		21,580	9	—	120,262	113,982

Cost of sales - land	2,979	2,203	—		—		36,045	40,387	5,672		5,542	—	—	44,696	48,132
Land sales operations	2,262	1,930	120		202		4,317	6,363	6,008		8,802	99	3	12,806	17,300
Land sales real estate and business taxes	487	147	323		328		1,155	1,855	2,583		2,288	46	28	4,594	4,646
Depreciation and amortization	47	59	10		10		47	61	60		60	—	—	164	190
Total expenses	5,775	4,339	453		540		41,564	48,666	14,323		16,692	145	31	62,260	70,268

Operating income	3,551	2,457	(450)		(487)		53,473	36,887	1,564		4,888	(136)	(31)	58,002	43,714
Interest expense, net (a)	(4,686)	(4,597)	(7)		(17)		(8,456)	(7,056)	3,066		2,517	(281)	(324)	(10,364)	(9,477)
Equity in earnings in Real Estate and Other Affiliates	—	—	—		—		(8,874)	—	—		—	—	—	(8,874)	—
MPC REP EBT	$8,237	$7,054	$(443)	(c)	$(470)	(c)	$70,803	$43,943	$(1,502)	(d)	$2,371	$145	$293	$77,240	$53,191

Gross Margin % (b)	66.1%	63.7%	NM		NM		54.9%	43.2%	60.2%		66.0%	NM	NM	56.6%	48.5%

(*)     For a reconciliation of MPC REP EBT to consolidated income (loss) before taxes, refer to Note 16 – Segments.

(a)	Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets segment and corporate debt.
(b)	Gross margin % is the ratio of Land sales less Cost of sales-land, divided by Land sales.
(c)	The negative MPC REP EBT in Maryland is due to no land sales in 2016 or 2015; however, certain costs such as real estate taxes and administrative expenses continue to be incurred.
(d)	The number of residential lots sold decreased from 89 to 26 for the six months ended June 30, 2016 compared to the same period in 2015, resulting in negative MPC REP EBT at The Woodlands.
(e)	Land sales includes deferred revenue from land sales closed in a previous period which met criteria for recognition in the current period.

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

Summary of MPC Land Sales Closed in the Three Months Ended June 30,

	Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
($ In thousands)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Bridgeland
Residential
Single family - detached	$4,656	$1,495	12.9	3.7	68	19	$361	$404	$68	$79
Total	4,656	1,495	12.9	3.7	68	19	361	404	68	79
$ Change	3,161		9.2		49		(43)		(11)
% Change	211.4%		248.6%		257.9%		(10.6%)		(13.9%)

Maryland Communities
No land sales

Summerlin
Residential
Superpad sites	26,987	29,256	53.4	52.0	316	155	505	563	85	189
Custom lots	505	3,775	0.3	2.5	1	6	1,683	1,510	505	629
Commercial
Not-for-profit	348	—	10.0	—	—	—	35	—	—	—
Other	—	3,136	—	3.6	—	—	—	871	—	—
Total	27,840	36,167	63.7	58.1	317	161	437	622	87	205
$ Change	(8,327)		5.6		156		(185)		(118)
% Change	(23.0%)		9.6%		96.9%		(29.7%)		(57.6%)

The Woodlands
Residential
Single family - detached	1,386	7,052	2.3	12.2	9	43	603	578	154	164
Commercial
Not-for-profit	—	733	—	5.0	—	—	—	147	—	—
Other	—	1,321	—	0.9	—	—	—	1,468	—	—
Total	1,386	9,106	2.3	18.1	9	43	603	503	154	164
$ Change	(7,720)		(15.8)		(34)		100		(10)
% Change	(84.8%)		(87.3%)		(79.1%)		19.9%		(6.1%)

Total acreage sales closed in period	$33,882	$46,768	78.9	79.9	394	223

Net recognized (deferred) revenue
Bridgeland	$(156)	$—
Summerlin	23,671	(2,500)
Total net recognized (deferred) revenue (a)	23,515	(2,500)
Special Improvement District revenue	3,701	1,165
Total segment land sales revenue - GAAP basis	$61,098	$45,433

(a)	Represents additional revenues recognized currently on sales closed in prior periods where revenue was deferred, net of amounts deferred on sales closed in the current period.

Summary of MPC Land Sales Closed in the Six Months Ended June 30,

	Land Sales		Acres Sold		Number of Lots/Units		Price per acre			Price per lot
($ In thousands)	2016	2015	2016	2015	2016	2015	2016		2015	2016	2015
Bridgeland
Residential
Single family - detached	$8,870	$6,073	24.0	15.5	132	60	$370		$392	$67	$101
Total	8,870	6,073	24.0	15.5	132	60	370		392	67	101
$ Change	2,797		8.5		72		(22)			(34)
% Change	46.1%		54.8%		120.0%		(5.6%)			(33.7%)

Maryland Communities
No land sales

Summerlin
Residential
Superpad sites	66,987	46,030	170.2	81.2	868	233	394	(a)	567	77	198
Single family - detached	—	13,650	—	14.9	—	75	—		916	—	182
Custom lots	2,645	6,320	1.6	4.5	5	11	1,653		1,404	529	575
Commercial
Not-for-profit	348	—	10.0	—	—	—	35		—	—	—
Other	—	3,136	—	3.6	—	—	—		871	—	—
Total	69,980	69,136	181.8	104.2	873	319	385		663	80	207
$ Change	844		77.6		554		(278)			(127)
% Change	1.2%		74.5%		173.7%		(41.9%)			(61.4%)

The Woodlands
Residential
Single family - detached	3,850	13,859	6.4	22.0	26	80	602		630	148	173
Single family - attached	—	408	—	0.8	—	9	—		510	—	45
Commercial
Not-for-profit	—	733	—	5.0	—	—	—		147	—
Medical	10,405	—	4.3	—	—	—	2,420		—	—	—
Other	—	1,321	—	0.9	—	—	—		1,468	—	—
Total	14,255	16,321	10.7	28.7	26	89	1,332		569	148	160
$ Change	(2,066)		(18.0)		(63)		763			(12)
% Change	(12.7%)		(62.7%)		(70.8%)		134.1%			(7.5%)

Total acreage sales closed in period	$93,105	$91,530	216.5	148.4	1,031	468

Net recognized (deferred) revenue
Bridgeland	$(88)	$—
Summerlin	6,291	(2,107)
Total net recognized (deferred) revenue (b)	6,203	(2,107)
Special Improvement District revenue	3,732	4,091
Total segment land sales revenue - GAAP basis	$103,040	$93,514

(a)	Please see discussion below.
(b)	Represents additional revenues recognized currently on sales closed in prior periods where revenue was deferred, net of amounts deferred on sales closed in the current period.

Houston MPCs

Bridgeland

Bridgeland’s land sales for the three and six months ended June 30, 2016 were substantially higher compared to the same periods in 2015 due to increased demand from homebuilders. While the greater Houston market remains impacted by the ongoing economic stagnancy caused by low oil prices, the Bridgeland submarket has shown improvement in the mid-range of the residential market. For the three and six months ended June 30, 2016, Bridgeland sold 12.9 and 24.0 residential acres, respectively, compared to 3.7 and 15.5 acres for the same periods in 2015. The average price per residential acre for single-family – detached product decreased for the three and six months ended June 30, 2016 compared to 2015, by 10.6% and 5.6%, respectively. The decrease is attributable to a slight reduction in our lot pricing to respond to the Bridgeland submarket demand for more moderately priced lots and to the mix of lot sizes that were sold in the respective periods. For the three and six months ended June 30, 2016, there were a larger percentage of smaller, lower priced lots sold than in the same periods in 2015. Additionally, we experienced a slight increase to gross margins for the three and six months ended June 30, 2016, resulting primarily from lower cost estimates for lots sold during the period.

There were 100 and 170 new home sales at Bridgeland for the three and six months ended June 30, 2016, representing an increase of 63.9% and 57.4%, respectively, compared to the same periods in 2015. For the three months ended June 30, 2016, the median price of new homes sold in Bridgeland was $316,000, a 23.9% decrease compared to $415,000 for the same period in 2015. The median price of new homes sold in the six months ended June 30, 2016 decreased 20.3% to $329,000 compared to $413,000 for the same period in 2015. These decreases in median home pricing are due to the mix of homes sold and reflect increased sales of more affordable homes. Land and home absorption rates at Bridgeland in 2016 have benefited from the wide variety of products being offered at highly competitive prices. In addition, the Grand Parkway toll road, which opened in February 2016, provides greater connectivity between Bridgeland and major employment centers in Houston.

The Woodlands

The Woodlands total residential land sales for the three and six months ended June 30, 2016 decreased to 2.3 and 6.4 acres, respectively, compared to 12.2 and 22.8 acres for the same periods in 2015. The decrease in acreage sold for the three and six months ended June 30, 2016 compared to the same periods in 2015 is attributable to homebuilder caution on expanding their land inventory given the continued slow absorption of higher priced lots and homes, reduced demand for new homes and increased builder lot inventory. The economic uncertainty in The Woodlands submarket is driven by continued low oil prices and declining job growth. As of June 30, 2016, homebuilders had 491 lots in inventory, which is approximately two years of supply based on current home sales pace. The average price per residential acre for single-family – detached product increased 4.3% for the three months ended June 30, 2016 and decreased 4.4% for the six months ended June 30, 2016 compared to the same periods in 2015, respectively, primarily due to the mix of lots sold.

There were 61 and 117 new home sales in The Woodlands for the three and six months ended June 30, 2016, respectively, representing a 26.5% and 29.9% decrease compared to the 83 and 167 new home sales for the same periods in 2015. For the three months ended June 30, 2016, the median price of new homes sold in The Woodlands decreased 4.1% to $559,000 compared to $583,000 for the same period in 2015. The median price of new homes sold in the six months ended June 30, 2016 increased 0.5% to $553,000 compared to $550,000 for the same period in 2015.

The Woodlands Hills

On June 30, 2016, we received approval of our development plan for The Woodlands Hills from the City of Conroe. As a result of this approval, we can now begin submitting plats to the City of Conroe for their review and approval of the first sections scheduled for development. We currently expect to start water, sewer and drainage construction in the fourth quarter 2016 and sales to begin in the fourth quarter 2017. We believe that The Woodlands Hills is well-positioned to generate demand. It has a projected lower price point for all product types compared to The Woodlands, with more moderate pricing such as that at Bridgeland. Furthermore, it benefits from The Woodlands’ brand reputation and has a favorable location to major employment centers, such as the medical and office centers at The Woodlands and the ExxonMobil campus located just south of The Woodlands.

Maryland

Our Columbia, Gateway, Emerson and Fairwood communities contain approximately 108 commercial acres remaining to be sold, but there were no commercial land sales for the three or six month periods ended June 30, 2016 or 2015. All of the residential inventory was sold out in prior years.

In December 2015, approximately 35 acres of the Columbia commercial acreage was transferred to our Strategic Developments segment as we began development of office space in the Downtown Columbia Town Center Redevelopment District (“DCRD”). The entitlements, which do not expire under Maryland law, are enabling us to redevelop Downtown Columbia, a portion of DCRD and further support the approximate 112,000 residents.

Summerlin

Land sales revenue of $61.1 million and $103.0 million recognized for the three and six months ended June 30, 2016, includes $23.7 million and $6.3 million, respectively, in revenue from land sales closed in prior periods which were previously deferred and met criteria for recognition in the current periods.

Summerlin’s land sales for the three months ended June 30, 2016 were lower compared to the same period in 2015 because second quarter 2015 included the sale of a high-end superpad in The Ridges, Summerlin’s exclusive gated community. The average price per superpad acre sold for the three months ended June 30, 2016 was $505,000 compared to $563,000 for the same period in 2015, a reduction of 10.3% primarily due to this superpad sale. Summerlin’s land sales for the six months ended June 30, 2016 were higher compared to the same period in 2015 primarily due to a $40 million bulk sale to a homebuilder for a large parcel in the first quarter 2016. This sale was unique as the homebuilder will be responsible for installing roads, utilities and drainage facilities to the village, and Summerlin is not obligated to incur any development costs within the boundaries of the parcel. Accordingly, the average price per superpad acre for the six months ended June 30, 2016 of $394,000 is not comparable to the average price per acre of $567,000 for the same period in 2015, given the nature of this bulk sale transaction. If the price was adjusted to include the development costs that would typically be incurred by us and paid for through an increased sales price, we estimate that the price per superpad acre for the six months ended June 30, 2016 would have been approximately $563,000. Gross margin increased for the six months ended June 30, 2016 compared to 2015 due to this sale of undeveloped land for which we incurred much lower development costs. In addition, as part of the transaction we negotiated a favorable adjustment to the builder price participation on the land we sold to the same homebuilder in 2006.

The Summerlin market remains strong. Summerlin had 201 and 350 new home sales for the three and six months ended June 30, 2016, respectively, representing a 9.8% and 7.0% increase compared to 183 and 327 new home sales for the three and six months ended June 30, 2015, respectively. For the three months ended June 30, 2016, the median price of new homes sold in Summerlin increased 0.2% to $538,000 compared to $537,000 for the same period in 2015. The median price of new homes sold in Summerlin increased 1.7% to $544,000 for the six months ended June 30, 2016 compared to $535,000 for the same period in 2015.

Land development began at The Summit, our joint venture with Discovery Land, in the second quarter 2015 and continues to progress on schedule based upon the initial plan. For the six months ended June 30, 2016, 17 custom residential lots were sold resulting in the recognition of $8.9 million Equity in earnings in Real Estate and Other Affiliates. Discovery is the manager of the project, and development began in the second quarter 2015. As of July 15, 2016, the project has contracted for approximately $122.3 million in land sales, of which $48.2 million in lot closings were completed in the second quarter 2016. This revenue is being recognized as the development progresses under the percentage of completion method of accounting. Please refer to Note 8 – Real Estate and Other Affiliates for a description of the joint venture and our share of equity earnings in the period.

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

The following table sets forth the MPC Net Contribution for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
MPC REP EBT (a)	$47,495	$25,109	$22,386	$77,240	$53,191	$24,049
Plus:
Cost of sales - land	29,008	24,236	4,772	44,696	48,132	(3,436)
Depreciation and amortization	81	95	(14)	164	190	(26)
MUD and SID bonds collections, net (b)	(3,040)	834	(3,874)	(3,071)	(2,512)	(559)
Less:
MPC development expenditures	(36,210)	(46,525)	10,315	(70,678)	(83,868)	13,190
MPC land acquisitions	-	(827)	827	(69)	(1,928)	1,859
MPC Net Contribution	$37,334	$2,922	$34,412	$48,282	$13,205	$35,077

(a)	For a detailed breakdown of our Master Planned Communities segment EBT, refer to Note 16 – Segments.
(b)	SID bond collections are shown net of SID bond assumptions by buyers in the respective periods.

While the land sales closed for the three months ended June 30, 2016 decreased as compared to the same period in 2015, $23.5 million of revenue previously deferred due to future performance obligations met criteria for recognition in the current period. Accordingly, MPC Net Contribution increased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, primarily due to an increase in MPC REP EBT at the Bridgeland and Summerlin MPCs and the reduction in MPC development expenditures in 2016.

The following table sets forth MPC land inventory activity for the six months ended June 30, 2016:

(In thousands)	Bridgeland	Maryland	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2015	$435,220	$22,143	$864,276	$220,099	$101,104	$1,642,842
Acquisitions	—	—	—	69	—	69
Development expenditures (a)	20,945	158	32,294	16,429	852	70,678
MPC Cost of Sales	(2,979)	—	(36,045)	(5,672)	—	(44,696)
MUD reimbursable costs (b)	(18,953)	—	—	(3,024)	—	(21,977)
Other	(4,113)	10	12,726	(3,501)	18	5,140
Balance June 30, 2016	$430,120	$22,311	$873,251	$224,400	$101,974	$1,652,056

(a)	Development expenditures are inclusive of capitalized interest and property taxes.
(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

Operating Assets

Operating assets typically generate rental revenues sufficient to cover their operating costs except when a substantial portion, or all, of the property is being redeveloped, vacated for development or in its initial lease-up phase. Variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. We view NOI as an important measure of the operating performance of our Operating Assets segment.

Total revenues and expenses for the Operating Assets segment are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Minimum rents	$41,811	$36,697	$5,114	$82,929	$71,009	$11,920
Tenant recoveries	10,914	10,693	221	21,437	20,266	1,171
Hospitality revenues	19,129	11,481	7,648	32,038	23,484	8,554
Other rental and property revenues	4,416	6,971	(2,555)	7,499	13,245	(5,746)
Total revenues	76,270	65,842	10,428	143,903	128,004	15,899

Other property operating costs	13,830	18,350	(4,520)	27,948	35,836	(7,888)
Rental property real estate taxes	6,709	5,990	719	12,851	11,510	1,341
Rental property maintenance costs	2,645	2,785	(140)	5,646	5,412	234
Hospitality costs	14,242	8,893	5,349	24,717	17,971	6,746
Provision for doubtful accounts	(353)	1,266	(1,619)	2,626	2,075	551
Other income, net	(2,750)	—	(2,750)	(3,113)	—	(3,113)
Depreciation and amortization	22,613	22,887	(274)	43,814	41,649	2,165
Interest income	(8)	(9)	1	(16)	(19)	3
Interest expense	10,116	7,629	2,487	19,269	14,123	5,146
Equity in earnings from Real Estate and Other Affiliates	(899)	(160)	(739)	(2,826)	(1,044)	(1,782)
Total operating expenses	66,145	67,631	(1,486)	130,916	127,513	3,403
Income before development expenses	10,125	(1,789)	11,914	12,987	491	12,496
Demolition costs	6	1,496	(1,490)	478	1,613	(1,135)
Development-related marketing costs	1,988	2,748	(760)	3,088	5,014	(1,926)
Total development expenses	1,994	4,244	(2,250)	3,566	6,627	(3,061)
Operating Assets REP EBT	$8,131	$(6,033)	$14,164	$9,421	$(6,136)	$15,557

(*)For a reconciliation of Operating Assets REP EBT to consolidated income (loss) before taxes, refer to Note 16 - Segments.

Minimum rents and tenant recoveries for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 increased primarily due to increases of $1.1 million and $3.9 million, respectively, for our retail properties, $2.9 million and $6.3 million, respectively, for our office properties, and $1.1 million and $2.5 million, respectively, for our multi-family properties. The increase for our retail properties was primarily due to the 2015 opening of Hughes Landing Retail and increased leasing and the elimination of co-tenancy allowances for current tenants at Downtown Summerlin. The increase in our office properties was primarily due to the openings of 1725-1735 Hughes Landing Boulevard and ONE Summerlin in 2015 (“2015 Office Openings”), and increased leasing at Two Hughes Landing. The increase in our multi-family properties was primarily due to the opening of One Lakes Edge in 2015.

Hospitality revenues increased for the three and six months ended June 30, 2016 due to the opening of the Embassy Suites at Hughes Landing in December 2015 and The Westin at The Woodlands in 2016, partially offset by a decrease at The Woodlands Resort and Conference Center due to a decline in revenues from group business.

Other rental and property revenue for the three and six months ended June 30, 2016 decreased primarily due to the sale of the Club at Carlton Woods in September 2015.

Other property operating costs and rental property maintenance costs for the three and six months ended June 30, 2016 compared to the same period 2015, respectively decreased due to the sale of the Club at Carlton Woods partially offset by an increase of $1.1 million for our office properties for the six months ended June 30, 2016, primarily due to the opening of 1725-1735 Hughes Landing Boulevard.

Rental property real estate taxes for the three months ended June 30, 2016 compared to the same period 2015 increased $1.3 million primarily due to the opening of Hughes Landing Retail, 2015 Office Openings and the opening of One Lakes Edge, apartments offset by the sale of Carlton Woods.

Hospitality costs increased for the three and six months ended June 30, 2016 due to the opening of the Embassy Suites at Hughes Landing in late 2015 and The Westin at The Woodlands in early 2016 offset by a decrease in hospitality costs at the Woodlands Resort and Conference Center due to a decline in occupancy and conference center services.

Provision for doubtful accounts increased for the six months ended June 30, 2016 compared to the same period 2015 due primarily to the March 2016 bankruptcy filing of a tenant at Ward Village, resulting in the reserve of all rent and a tenant improvement reimbursement receivable. Provision for doubtful accounts decreased for the three months ended June 30, 2016 compared to the same period in 2015 due to a partial recovery of the provision for the same tenant at Ward Village as a result of an agreement reached in the second quarter to assume the bankrupt tenant’s lease. Recoveries of the pre-petition receivables are recognized in accordance with the agreement.

Depreciation and amortization for the three and six months ended June 30, 2016 compared to the same period in 2015 increased $2.4 million and $3.6 million, respectively, for our office properties, decreased $3.8 million and $3.7 million, respectively, for our retail properties, increased $1.1 million and $1.7 million, respectively for our hospitality properties, and increased $0.1 million and $0.6 million, respectively, for our multi-family properties. The decrease for retail properties is due to the assets which have been fully depreciated in anticipation of redevelopment. The increase for office properties is primarily due to 2015 Office Openings. The increase for hospitality is due to the 2015 and 2016 openings of our two new hotels in The Woodlands. The increase for multi-family is due to the opening of One Lakes Edge in The Woodlands.

When a development property is placed into service, depreciation is calculated for the property ratably over the estimated useful lives of each of its components; however, most of our recently developed properties do not reach stabilization for 12 to 36 months after being placed into service due to the timing of tenants taking occupancy and subsequent leasing of remaining unoccupied space during that period. As a result, operating income, earnings before taxes (EBT) and net income will not reflect the ongoing earnings potential of newly-placed in service operating assets during this transition period to stabilization. Accordingly, we calculate Adjusted Operating Assets REP EBT, which excludes depreciation and amortization and development-related demolition and marketing costs, as they do not represent recurring costs for stabilized real estate properties. Adjusted Operating Assets REP EBT increased 55.2% and 34.8% for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively, due to the 2015 Office Openings and the opening of Hughes Landing Retail.

The following table reconciles Adjusted Operating Assets REP EBT to Operating Assets REP EBT:

Reconciliation of Adjusted Operating Assets REP EBT to	Three Months Ended June 30,		Six Months Ended June 30,
Operating Assets REP EBT (in thousands)	2016	2015	2016	2015
Adjusted Operating Assets REP EBT	$32,738	$21,098	$56,801	$42,140
Depreciation and amortization	(22,613)	(22,887)	(43,814)	(41,649)
Demolition costs	(6)	(1,496)	(478)	(1,613)
Development-related marketing costs	(1,988)	(2,748)	(3,088)	(5,014)
Operating Assets REP EBT	$8,131	$(6,033)	$9,421	$(6,136)

Interest expense increased primarily due to higher loan balances on properties acquired or placed into service. The increase for retail is primarily due to Downtown Summerlin and Hughes Landing Retail. The increase for office was due primarily to 10-60 Columbia Corporate Center, Two Hughes Landing, and 1725-1735 Hughes Landing. Multifamily interest expense increased due to placing One Lakes Edge in service in 2015.

Equity in earnings from Real Estate and Other Affiliates increased for the three and six months ended June 30, 2016 compared to the same period for 2015 due primarily to a $2.6 million distribution from our Summerlin Hospital investment as compared to $1.7 million in 2015.

Demolition costs decreased for the three and six months ended June 30, 2016 compared to the same periods in 2015 due primarily to the completion of the interior demolition work for the Fulton Market Building at South Street Seaport.

Development-related marketing costs decreased for the three and six months ended June 30, 2016 compared to the same periods in 2015. The costs in both periods relate to special events at the Seaport District. We incurred higher costs in 2015 due to the opening and operations of our studio store for pre-leasing activities. The costs in 2016 relate to ongoing marketing initiatives as we continue leasing efforts in advance of the completion of our Pier 17 renovation project.

Operating Assets NOI and REP EBT

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Retail
Columbia Regional	$297	$204	$93	$601	$465	$136
Cottonwood Square	183	146	37	360	305	55
Creekside Village Green (a)	425	186	239	789	225	564
Downtown Summerlin (a)	4,028	2,450	1,578	8,241	4,194	4,047
Hughes Landing Retail (a)	864	328	536	1,523	387	1,136
1701 Lake Robbins	95	15	80	183	184	(1)
Landmark Mall (b)	(173)	(109)	(64)	(324)	(186)	(138)
Outlet Collection at Riverwalk (c)	1,120	1,966	(846)	2,232	3,119	(887)
Park West (d)	437	535	(98)	936	1,175	(239)
Ward Village (e)	7,296	6,700	596	11,891	13,015	(1,124)
20/25 Waterway Avenue	386	526	(140)	839	947	(108)
Waterway Garage Retail	145	184	(39)	297	354	(57)
Total Retail	15,103	13,131	1,972	27,568	24,184	3,384
Office
10-70 Columbia Corporate Center (f)	3,257	3,291	(34)	6,069	6,524	(455)
Columbia Office Properties (g)	87	65	22	(117)	80	(197)
One Hughes Landing	1,482	1,314	168	3,005	2,636	369
Two Hughes Landing (a)	1,359	648	711	2,658	851	1,807
1725 Hughes Landing Boulevard (h)	(550)	—	(550)	(1,148)	—	(1,148)
1735 Hughes Landing Boulevard (h)	48	—	48	(576)	—	(576)
2201 Lake Woodlands Drive	(34)	(34)	—	(70)	(86)	16
9303 New Trails	429	490	(61)	855	983	(128)
110 N. Wacker	1,526	1,529	(3)	3,051	3,058	(7)
ONE Summerlin (a)	553	(139)	692	838	(169)	1,007
3831 Technology Forest Drive	528	538	(10)	915	928	(13)
3 Waterway Square	1,662	1,697	(35)	3,393	3,171	222
4 Waterway Square	1,627	1,482	145	3,303	2,942	361
1400 Woodloch Forest	466	435	31	927	763	164
Total Office	12,440	11,316	1,124	23,103	21,681	1,422
Multi-family
85 South Street	124	108	16	250	215	35
Millennium Waterway Apartments (i)	709	993	(284)	1,623	2,045	(422)
One Lakes Edge (a)	738	(541)	1,279	1,656	(541)	2,197
Total Multi-family	1,571	560	1,011	3,529	1,719	1,810
Hospitality
Embassy Suites at Hughes Landing (h)	867	—	867	1,568	—	1,568
The Westin at The Woodlands (h)	1,066	—	1,066	610	—	610
The Woodlands Resort & Conference Center (j)	2,955	2,588	367	5,143	5,513	(370)
Total Hospitality	4,888	2,588	2,300	7,321	5,513	1,808
Total Retail, Office, Multi-family, and Hospitality	34,002	27,595	6,407	61,521	53,097	8,424

The Woodlands Ground leases	372	310	62	667	526	141
The Woodlands Parking Garages	(28)	(95)	67	(190)	(271)	81
Other Properties	896	955	(59)	1,845	1,873	(28)
Total Other	1,240	1,170	70	2,322	2,128	194
Operating Assets NOI - Consolidated and Owned	35,242	28,765	6,477	63,843	55,225	8,618

Redevelopments
South Street Seaport (k)	(7)	(387)	380	(810)	(401)	(409)

Dispositions
The Club at Carlton Woods (l)	—	(847)	847	—	(1,693)	1,693
Total Operating Assets NOI - Consolidated	35,235	27,531	7,704	63,033	53,131	9,902

Straight-line lease amortization (m)	4,079	1,028	3,051	7,199	2,224	4,975
Demolition costs (n)	(6)	(1,496)	1,490	(478)	(1,613)	1,135
Development-related marketing costs	(1,988)	(2,748)	760	(3,088)	(5,014)	1,926
Depreciation and Amortization	(22,613)	(22,887)	274	(43,814)	(41,649)	(2,165)
Write-off of lease intangibles and other	(117)	—	(117)	(117)	(154)	37
Other income, net	2,750	—	2,750	3,113	—	3,113
Equity in earnings from Real Estate Affiliates	899	160	739	2,826	1,044	1,782
Interest, net	(10,108)	(7,621)	(2,487)	(19,253)	(14,105)	(5,148)
Total Operating Assets REP EBT (o)	$8,131	$(6,033)	$14,164	$9,421	$(6,136)	$15,557

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Operating Assets NOI - Equity and Cost Method Investments
Grandview SHG, LLC (h)	$241	$—	$241	$309	$—	$309
Millennium Woodlands Phase II	846	111	735	1,620	7	1,613
Stewart Title Company	312	608	(296)	520	999	(479)
Summerlin Baseball Club	919	803	116	600	569	31
The Metropolitan Downtown Columbia (a)	1,620	139	1,481	2,933	(369)	3,302
Woodlands Sarofim # 1	367	338	29	792	729	63
Total NOI - equity investees	4,305	1,999	2,306	6,774	1,935	4,839

Adjustments to NOI (p)	(2,379)	(774)	(1,605)	(6,062)	(1,454)	(4,608)
Equity Method Investments REP EBT	1,926	1,225	701	712	481	231
Less: Joint Venture Partner's Share of REP EBT	(1,027)	(1,065)	38	(502)	(1,184)	682
Equity in earnings from Real Estate and Other Affiliates	899	160	739	210	(703)	913

Distributions from Summerlin Hospital Investment (q)	—	—	—	2,616	1,747	869
Segment equity in earnings from Real Estate and Other Affiliates	$899	$160	$739	$2,826	$1,044	$1,782

Company's Share of Equity Method Investments NOI
Grandview SHG, LLC	$84	$—	$84	$108	$—	$108
Millennium Woodlands Phase II	689	91	598	1,319	6	1,313
Stewart Title Company	156	304	(148)	260	500	(240)
Summerlin Baseball Club	460	402	58	300	285	15
The Metropolitan Downtown Columbia	810	69	741	1,467	(185)	1,652
Woodlands Sarofim # 1	73	68	5	158	146	12
Total NOI - equity investees	$2,272	$934	$1,338	$3,612	$752	$2,860

	Economic	As of June 30, 2016
(In thousands)	Ownership	Total Debt	Total Cash
Grandview SHG, LLC	35.00%	$18,590	$3,330
Millennium Woodlands Phase II	81.43%	37,700	1,128
Stewart Title Company	50.00%	—	296
Summerlin Baseball Club	50.00%	—	766
The Metropolitan Downtown Columbia	50.00%	63,214	2,085
Woodlands Sarofim # 1	20.00%	5,784	884

(a)	NOI increase for the quarter ended June 30, 2016 as compared to 2015 relates to continued increase in occupancy and/or stabilization of the property.
(b)	The NOI losses in 2016 and 2015 are due to a decline in occupancy as the property loses tenants in anticipation of its redevelopment.
(c)	The NOI decrease is due to higher than normal tenant recoveries in 2015.
(d)

NOI decrease for the six month period ended June 30, 2016 is due to decreased occupancy in 2016 related to the move out of a tenant in May 2015. The space has been released and the new tenant is expected to occupy the space in the third quarter 2016.

(e)

NOI decrease for the six months ended June 30, 2016 is primarily caused by an increase in the provision for doubtful accounts due to tenant’s bankruptcy filing. NOI increased for the three months ended June 30, 2016 due to a partial reversal of the provision as a result of the agreement to settle the lease which will result in a full recovery of the pre-petition receivables.

(f)	NOI decrease is due to decreased occupancy in 2016 related to a lease expiration and related vacancy of a tenant in May 2015.
(g)

NOI decrease for the six month period ended June 30, 2016 is due primarily to decreased occupancy related to water damage in 2015 and loss of tenants. We expect to acquire this property in October 2016. Amounts settled with insurers with respect to the water damage are being held in escrow pending the acquisition.

(h)	Please refer to discussion in the following section regarding this property.
(i)	NOI decrease is due to a decrease in rental rates to maintain occupancy during the leasing of our newly opened multi-family properties in The Woodlands.
(j)	NOI decrease for the six months ended June 30, 2016 is due to lower group business. NOI increase for the three months ended June 30, 2016 due to slightly higher occupancy.
(k)

NOI decrease for the six months ended June 30, 2016 is higher employment costs and professional expenses. NOI increase for the three months ended June 30, 2016 is due primarily to special event income.

(l)	The Club at Carlton Woods was sold in September 2015.
(m)	The increase is primarily due to new leases at Downtown Summerlin and 1725-1735 Hughes Landing Boulevard which were placed in service in the fourth quarter of 2015.
(n)	The decrease in demolition costs is due to completion of the interior demolition of the Fulton Market Building and demolition of Pier 17 at Seaport.
(o)	For a detailed breakdown of our Operating Asset segment REP EBT, please refer to Note 16 - Segments in the condensed consolidated financial statements.
(p)	Adjustments to NOI include straight-line rent and market lease amortization, demolition costs, depreciation and amortization and non-real estate taxes.
(q)	Distributions from the Summerlin Hospital are typically made one time per year in the first quarter.

Reconciliation of Operating Assets Segment Equity in Earnings

Reconciliation of Operating Assets Segment Equity in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Equity Method investments	$899	$160	$210	$(703)
Cost basis investment	—	—	2,616	1,747
Operating Assets segment Equity in earnings	899	160	2,826	1,044
MPC segment Equity in earnings (a)	8,874	—	8,874	—
Strategic Developments segment Equity in earnings (b)	10,502	921	10,507	1,825
Equity in earnings from Real Estate and Other Affiliates	$20,275	$1,081	$22,207	$2,869

(a)	The MPC Equity in earnings is primarily related to The Summit joint venture. Please refer to Note 8 – Real Estate and Other Affiliates for further description of this joint venture.
(b)

The Strategic Developments segment Equity in earnings is primarily related to the Circle T Ranch and Power Center joint venture. Please refer to Note 8 – Real Estate and Other Affiliates for further description of this joint venture.

Retail Properties

Some of the leases related to our retail properties are triple net leases which generally require tenants to pay their pro-rata share of property operating costs, such as real estate taxes, utilities and insurance, and the direct costs of their leased space. We also have leases which require tenants to pay a fixed-rate per square foot reimbursement to us for common area costs which is increased annually according to the terms of the lease.

The following table summarizes the leases we executed at our retail properties during the three months ended June 30, 2016:

			Square Feet			Per Square Foot			(In thousands)
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Annual Starting Rents	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	2	92	4,890	2,500	2,500	$75.75	$75.00	$10.00	$370	$188	$25
Comparable - Renewal (c)	5	23	9,909	—	—	33.53	—	—	332	—	—
Comparable - New (d)	2	107	4,500	4,500	1,633	42.53	28.14	6.60	191	127	11
Non-comparable (e)	10	77	24,114	24,114	20,566	36.41	76.64	8.57	878	1,848	176
Total			43,413	31,114	24,699				$1,771	$2,163	$212

(a)	Excludes executed leases with a term of less than 12 months.
(b)	Pre-leased information is associated with projects under development at June 30, 2016.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $31.64 per square foot to $33.53 per square foot, or 6.0% over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $44.58 per square foot to $42.53 per square foot, or (4.6%) over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

The following table summarizes the leases we executed at our retail properties during the six months ended June 30, 2016:

			Square Feet			Per Square Foot				(In thousands)
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements		Total Leasing Commissions	Avg. Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	11	110	30,109	25,003	17,276	$55.28	$438.16	(f)	$14.07	$1,665	$12,144	$243
Comparable - Renewal (c)	12	30	27,866	1,500	7,574	32.41	50.00		3.21	903	75	24
Comparable - New (d)	5	79	9,430	7,077	1,633	34.19	28.71		6.60	322	203	11
Non-comparable (e)	17	83	73,780	61,224	53,188	34.81	71.17		6.19	2,569	4,357	329
Total			141,185	94,804	79,671					$5,459	$16,779	$607

(a)	Excludes executed leases with a term of 12 months or less and one lease with a joint venture in which we are a member.
(b)	Pre-leased information is associated with projects under development at June 30, 2016.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $30.55 per square foot to $32.41 per square foot, or 6.1% over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $38.07 per square foot to $34.19 per square foot, or (10.2%) over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.
(f)	Total Tenant Improvements include one anchor lease with above-market finish out costs. Excluding this lease, Total Tenant Improvements would be $44.35.

Office Properties

All of the office properties listed in the chart in Note 16 - Segments, except for 110 N. Wacker and ONE Summerlin, are located in Columbia, Maryland and in The Woodlands, Texas. Leases related to our office properties are generally triple net leases except those located in Columbia, Maryland, which are generally gross leases.

The following table summarizes our executed office property leases during the three months ended June 30, 2016:

6.5
			Square Feet			Per Square Foot			(In thousands)
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Annual Starting Rents	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	1	125	13,199	13,199	—	$27.25	$55.00	$—	$360	$726	$—
Comparable - Renewal (c)	6	63	36,929	28,094	35,815	26.00	45.06	7.09	960	1,266	254
Comparable - New (d)	-	n.a.	—	—	—	—	—	—	—	—	—
Non-comparable (e)	9	64	54,993	22,972	44,489	28.29	42.19	8.23	1,555	969	366
Total			105,121	64,265	80,304				$2,875	$2,961	$620

(a)	Excludes executed leases with a term of 12 months or less.
(b)	Pre-leased information is associated with projects under development at June 30, 2016.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $27.48 per square foot to $26.00 per square foot, or (5.4%) over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. There were no comparable - new executed leases this quarter.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

The following table summarizes our executed office property leases during the six months ended June 30, 2016:

			Square Footage			Per Square Foot			(In thousands)
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	1	125	13,199	13,199	—	$27.25	$55.00	$—	$360	$726	$—
Comparable - Renewal (c)	11	64	59,042	41,003	51,935	26.13	35.33	6.22	1,543	1,449	323
Comparable - New (d)	2	72	18,407	18,407	5,505	25.97	33.37	8.43	478	614	47
Non-comparable (e)	13	75	71,094	39,073	52,476	28.82	47.85	8.74	2,049	1,870	458
Total			161,742	111,682	109,916				$4,430	$4,659	$828

(a)	Excludes executed leases with a term of 12 months or less.
(b)	Pre-leased information is associated with projects under development at June 30, 2016.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $27.61 per square foot to $26.13 per square foot, or (5.4%) over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $24.23 per square foot to $25.97 per square foot, or 7.2% over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

1725-1735 Hughes Landing Boulevard

This project was substantially completed and moved to our Operating Assets segment in the fourth quarter of 2015 at which time ExxonMobil, the primary tenant, began occupying their space. ExxonMobil has leased the 318,170 square foot 1735 Hughes Landing Boulevard building for 12 years, and 159,952 square feet of the total 331,067 square foot 1725 Hughes Landing Boulevard building for eight years. Total development costs are expected to be approximately $213 million, which includes $61.1 million of tenant improvements which have been fully reimbursed by ExxonMobil. As of June 30, 2016, we have incurred $180.9 million of development costs, and the remainder will be incurred as the space is leased. Assuming leasing of the remaining space and based on ExxonMobil’s current 478,000 square foot commitment, we expect to reach stabilized annual NOI of approximately $14.0 million in 2018. The project is financed by a $143.0 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.65% with an initial maturity date of June 30, 2018, and a one-year extension option.

Hospitality

Embassy Suites at Hughes Landing

In the fourth quarter 2015, we substantially completed construction of an Embassy Suites by Hilton hotel in Hughes Landing. Total development costs are expected to be approximately $46 million, of which we have incurred $42.4 million as of June 30, 2016. We expect to reach projected annual NOI of $4.5 million in 2018, however the actual amount of NOI will depend greatly on the timing and extent of recovery in the Houston economy. The project is financed by a $37.1 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of October 2, 2018, and two, one-year extension options.  This hotel, located adjacent to our Hughes Landing office buildings and in close proximity to Hughes Landing Retail, is benefiting from the business demand in the immediate area.

The Westin at The Woodlands

In March 2016, we substantially completed construction of The Westin at The Woodlands, a Westin-branded hotel. Total development costs are expected to be approximately $97 million, of which we have incurred $89.9 million as of June 30, 2016. We expect to reach projected annual NOI of approximately $10.5 million in 2018, however the actual amount of NOI will depend greatly on the timing and extent of recovery of the Houston economy. The project is financed by a $69.3 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.65% with an initial maturity date of August 6, 2018, and a one-year extension option.  This hotel is well-located adjacent to several office buildings in The Woodlands Town Center and is benefiting from the embedded business demand in the area.

Other

The properties that are included in our Other Properties description in our Operating Assets NOI and REP EBT table include Kewalo Basin Harbor, Merriweather Post Pavilion (please refer to further discussion in the Strategic Development segment), and a participation interest in the Golf Courses at TPC Summerlin and TPC Las Vegas, as well as our share of any NOI related to our equity investments. We received $2.8 million as final payment for our participation interest in the Golf Courses at TPC Summerlin and TPC Las Vegas in June 2016, and the payment was recorded as Other income, net.

Partially Owned

Grandview SHG, LLC

In January 2016, we entered into a joint venture to purchase an operating hotel comprised of 72 rooms and totaling 43,889 square feet located at 33 Peck Slip in the Seaport District of New York. We are working with our partner to evaluate potential development plans for the property. Our total investment in the joint venture was $8.2 million as of June 30, 2016, inclusive of our $2.3 million share of equity contribution made by the partners in June 2016. A $25.0 million bridge loan which we advanced to the joint venture in January 2016 was refinanced with a $36 million mortgage from a third party in June 2016.

Redevelopments

The Seaport District

The Seaport District includes the entire South Street Seaport, encompasses the waterfront along the East River, and is currently comprised of land and buildings located in an area we call the Uplands (which is west of FDR Drive) and Pier 17. We are in various phases of construction and development on multiple projects in the Seaport District as discussed below.

Pier 17 Renovation Project, the Fulton Market Building and the Uplands - In 2013, the City of New York executed the amended and restated ground lease for South Street Seaport and we provided a completion guarantee to the City for the renovation and reconstruction of the Pier 17 Building (“Renovation Project”). Construction on the Pier 17 Renovation Project began in 2013 and is expected to be substantially completed in 2017. The Renovation Project features a newly constructed pier and building and is designed to include upscale retail, restaurants and an outdoor entertainment venue on a vibrant open rooftop encompassing approximately 1.5 acres. Additionally, we are repositioning a significant portion of the 180,000 square feet of retail space in the Uplands, which includes the Fulton Market Building. In 2014, we entered into a 20-year lease with iPic Entertainment for 46,000 square feet in the fully renovated Fulton Market Building. iPic Theater will serve as an anchor attraction for residents, workers and tourists, and we expect the Uplands to be substantially repositioned by 2017. The iPic Theater is expected to open in the fourth quarter 2016. The total cost estimate for the Renovation Project, the Fulton Market Building and the Uplands is $508 million, net of $54.1 million of insurance proceeds received as of June 30, 2016. We have incurred $243.7 million of development costs on these various projects, inclusive of $10.3 million of demolition costs as well as $13.7 million of development-related marketing costs which have been expensed as incurred. Due to the complex nature of the Pier 17 reconstruction, historic area renovation, the Superstorm Sandy remediation discussed further below, and leasing of the vacant space, our estimates of the total costs for the Renovation Project will likely be revised as the development progresses.

Proposed Minor Modification and Tin Building Reconstruction -  We are currently seeking a Pier 17 Minor Modification of the 2013 Uniform Land Use Review Procedure (“ULURP”) Approval for Pier 17, and it is expected to include the reconstruction of the Tin Building. The Pier 17 Minor Modification includes the demolition of the Link Building and head house structure for the Pier 17 building, installation of the same façade treatment on the western elevation that was previously approved along the eastern elevation of the new Pier 17 Building and the installation of a reconfigured access drive. The Tin Building reconstruction includes cataloguing important historical elements of the Tin Building, deconstructing the Tin Building, demolishing and reconstructing the platform pier where the Tin Building currently sits, and then reconstructing the Tin Building in a slightly different location to remove it from the flood zone. Finally, the access drive will be extended around the Tin Building to create a one-way limited access drive for service vehicles. The project budget discussed above does not include any additional costs that would be incurred with respect to the reconstruction of the Tin Building upon obtaining the Minor Modification.

Seaport District Leasing Activity -  In March 2016 we formed a partnership the Momofuku Group, led by Chef and Founder David Chang, who will open a new restaurant concept at Pier 17.  Chef Chang has restaurants in New York City, Washington, D.C., Sydney, and Toronto. In the third quarter 2015, we formed a partnership with Chef and Restaurateur Jean-Georges Vongerichten to bring two new, unique culinary experiences to the Seaport District. Subject to obtaining the requisite approvals from the City in conjunction with the Pier 17 Minor Modification, Jean-Georges will introduce a 40,000 square foot food market in the Tin Building. A 10,000 square foot flagship seafood restaurant will also be located within the new Pier 17 building. We also executed a lease with McNally Jackson Books for a 7,100 square foot store in Schermerhorn Row in the historic district. We expect that these important leasing transactions will accelerate pre-leasing activity for the Seaport District and our Renovation Project in advance of its completion date. The joint venture partnership with Jean-Georges Vongerichten to operate a food market in the reconstructed Tin Building is contingent upon receiving the approvals described herein, and there can be no assurance that we will ultimately obtain the entitlements needed to move forward with this modified project.

Superstorm Sandy Insurance Recoveries

On October 29, 2012, as a result of Superstorm Sandy, the South Street Seaport suffered significant damage due to flooding. We have collected $54.1 million in insurance proceeds through June 30, 2016 relating to our claim, inclusive of $6.2 million received for the three and six months ended June 30, 2016, and $0 and $0.3 million received for the three and six month periods ended June 30, 2015, respectively. The insurance proceeds were recorded in other income on the consolidated statements of operations and are excluded from NOI. The claim is in litigation because we are seeking recoveries greater than what the insurance companies have paid to date. There can be no assurance regarding the recovery of any additional insurance proceeds.

Strategic Developments

Our Strategic Developments assets generally require substantial future development to achieve their highest and best use. Most of the properties and projects in this segment generate no revenues with the exception of our condominium projects for which we use percentage of completion accounting to recognize revenues during the construction phase. Our expenses relating to these assets are primarily related to costs associated with selling condominiums, marketing costs associated with our strategic developments, operational costs associated with the IBM building information center and sales gallery for the entire Ward Village development, carrying costs, such as property taxes and insurance, and other ongoing costs related to maintaining assets in their present condition. If we decide to redevelop or develop a Strategic Development asset, we would expect that, with the exception of the residential portion of our condominium projects, upon completion of development the asset would be reclassified to the Operating Assets segment and NOI would become an important measure of its operating performance.

Total revenue and expenses for the Strategic Developments segment are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Minimum rents	$83	$77	$6	$134	$744	$(610)
Condominium rights and unit sales	125,112	86,513	38,599	247,206	121,370	125,836
Other land, rental and property revenues	179	27	152	312	153	159
Total revenues	125,374	86,617	38,757	247,652	122,267	125,385

Condominium rights and unit cost of sales	79,726	56,765	22,961	154,541	79,174	75,367
Other property operating costs	1,406	1,284	122	3,030	1,943	1,087
Real estate taxes	620	578	42	1,226	1,258	(32)
Rental property maintenance costs	108	115	(7)	239	232	7
Provision for doubtful accounts	1	—	1	63	—	63
Demolition costs	484	—	484	484	—	484
Development-related marketing costs	4,351	2,846	1,505	7,782	6,823	959
Depreciation and amortization	660	601	59	1,319	1,617	(298)
Other income	—	—	—	(244)	(334)	90
Equity in earnings from Real Estate and Other Affiliates	(10,502)	(921)	(9,581)	(10,507)	(1,825)	(8,682)
Gain on sale of 80 South Street Assemblage	—	—	—	(140,479)	—	(140,479)
Interest, net (a)	(2,024)	(1,746)	(278)	(3,164)	(3,551)	387
Total expenses, net of other income	74,830	59,522	15,308	14,290	85,337	(71,047)
Strategic Developments EBT	$50,544	$27,095	$23,449	$233,362	$36,930	$196,432

(*)    For a reconciliation of Strategic Developments EBT to consolidated income (loss) before taxes, please refer to Note 16 - Segments.

(a)	Negative interest expense amounts are due to interest capitalized in our Strategic Developments segment related to Operating Assets segment debt and the Senior Notes.

The decrease in minimum rents for the six months ended June 30, 2016 as compared to the same period in 2015 is due to the Creekside Village Green and Hughes Landing Retail properties being placed in service. In 2015, both properties were nearing completion but were still included in the Strategic Developments segment and contributed minimum rental revenues.

The increase in condominium rights and unit sales for the three and six months ended June 30, 2016 as compared to the same periods in 2015 is primarily related to a full six months of revenue recognition at our Anaha condominium project for which we began recognizing revenue in the second quarter 2015. Waiea and Anaha continue to advance towards completion resulting in additional revenue recognition on qualifying sales contracts under the percentage of completion method of accounting.

Condominium rights and unit costs of sales primarily represent development and construction costs relating to the revenues recognized on Waiea and Anaha sales in the first half of 2016 and primarily from our Waiea sales for the same period in 2015.

The increase in other property operating costs for the six months ended June 30, 2016 compared to the same period in 2015 is primarily attributable to pre-opening costs at The Westin at The Woodlands, which was placed in service in March 2016, and other property operating costs related to our assets held for development. Other property operating costs for the three months ended June 30, 2016 are comparable to 2015 and relate to normal carrying costs for our assets held for development.

Demolition costs in 2016 relate to the demolition of a building previously on the development site for Ae’o, our third market rate condominium tower in Ward Village, which began construction in the first quarter 2016.

Development-related marketing costs are costs that we incur to enhance The Howard Hughes Corporation and our projects’ brand names, generate demand for our development and redevelopment projects and sustain consumer and industry relationships. For the three and six months ended June 30, 2016, these costs were primarily attributable to strategic development projects at Ward Village, The Woodlands, South Street Seaport and Downtown Columbia.

The gain on sale of the 80 South Street Assemblage is the result of the sale of this asset in March 2016. Please refer to the discussion below regarding this sale.

Interest, net increased for the three month period ended June 30, 2016 and decreased for the six months ended June 30, 2016 as compared to the same periods in 2015 due to the timing of completing projects and placing them in service during 2015 and 2016.

The increase in Equity in earnings from Real Estate and Other Affiliates for the three and six months ended June 30, 2016 is related to our earnings in the Circle T joint venture. Please refer to the discussion below regarding this venture. In 2015, our Equity in earnings from Real Estate and Other Affiliates represented our share of the earnings in the ONE Ala Moana condominium venture for which all of the units available for sale have been sold and closed.

The following describes the status of our active Strategic Development projects as of June 30, 2016:

Bridgeland

Lakeland Village Center

In the second quarter 2015, we began construction of Lakeland Village Center, a CVS-anchored neighborhood retail center. CVS opened in March 2016, and this portion of the project is substantially complete and open to the public. The remaining total development costs are expected to be approximately $16 million, and we have incurred $11.5 million as of June 30, 2016. We expect to reach stabilized annual NOI of approximately $1.7 million in 2018. As of July 13, 2016, the project is 36.2% pre-leased.  The project is financed by a $14.0 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.35% with an initial maturity date of May 15, 2018, with two, one-year extension options. As the first retail center in Bridgeland, this property is expected to add amenities to homeowners and the entire development.

Downtown Columbia Redevelopment District

Within Downtown Columbia is the Merriweather District, which contains 35 developable acres owned by us, of which three acres are currently under development.

Merriweather District

During the first quarter 2015 we received county approval of our development plan which allows for new development density up to 4.9 million square feet of office, residential and retail space. We are currently redeveloping the Merriweather Post Pavilion and developing One Merriweather and Two Merriweather office projects, the adjacent garage and the surrounding infrastructure, which are described below.

Merriweather Post Pavilion – As part of obtaining the entitlements for the Downtown Columbia Redevelopment District, we agreed to redevelop the Merriweather Post Pavilion, an outdoor amenity capable of seating more than 15,000 people in Downtown Columbia. The Merriweather Post Pavilion is currently included in “Other” in our Operating Assets segment. The total development costs are expected to be $26.8 million which includes $7.8 million of costs for special enhancements that the Downtown Columbia Arts and Culture Commission (“DCACC”) has agreed to reimburse. We have incurred $16.6 million as of June 30, 2016. Additionally, the project has available financing in the form of a $9.5 million promissory note with DCACC. The note will bear interest at one month LIBOR plus 2.00% with a maximum rate of 4.00% and matures at such date when planned renovations are completed in October 2020.

One Merriweather – In the fourth quarter 2015, we received county approval for the construction of the first office building in the Merriweather District – One Merriweather. We began construction of One Merriweather, a Class A office building and the adjacent garage during the fourth quarter 2015 and anticipate completion of the project in the fourth quarter 2016. Total estimated development costs are approximately $78 million, inclusive of approximately $15 million of construction costs related to the parking garage. As of June 30, 2016 we have incurred $37.0 million of development costs. As of July 13, 2016, 49.0% of the building is pre-leased to MedStar Health, the largest healthcare provider in the region. We expect to reach projected annual stabilized NOI of approximately $5.1 million in 2020. On February 25, 2016, we closed on a $49.9 million non-recourse construction loan for this project, bearing interest at one-month LIBOR plus 2.15% with an initial maturity date of February 25, 2020 and a one-year extension option.

Two Merriweather – We expect to begin construction of Two Merriweather, a Class A mixed-use office building, in the third quarter 2016. Two Merriweather will consist of 100,000 square feet of office and 30,000 square feet of retail space.

Total estimated development costs are approximately $41 million. As of June 30, 2016, we have incurred $0.6 million of development costs. As of July 13, 2016, 57.7% of the total project and 75.0% of the office space is pre-leased. We expect to reach projected annual stabilized NOI of approximately $3.6 million in 2020 and are currently seeking financing for this project.

m.flats

In the first quarter 2016, the m.flats joint venture located in Columbia, Maryland began construction on a 437-unit, Class A multi-family project with 29,000 square feet of ground floor retail. We are a 50% partner with Kettler, who will provide construction and property management services. We anticipate the first units will be available for rent in the first quarter 2017. We expect the property to reach projected annual stabilized NOI of approximately $8.1 million in 2019, of which our share would be $4.0 million. The development is adjacent to The Metropolitan Downtown Columbia. In January 2016, the venture closed on an $88.0 million construction loan which is non-recourse to us and which bears interest at one-month LIBOR plus 2.40% with an initial maturity date of February 2020, and three one-year extension options. There is no outstanding balance on the loan. At loan closing, our land contribution was valued at $53,500 per unit, or $23.4 million, and Kettler contributed $16.1 million in cash, of which $7.3 million was distributed to us. This transaction was accounted for as a partial sale of the land for which we recognized a net profit of $0.2 million. Total development costs are expected to be approximately $108 million, of which the venture had incurred $17.2 million as of June 30, 2016. We contributed $2.4 million in the three months ended June 30, 2016, and we are required to fund an additional $3.9 million into this joint venture.

Summerlin

Constellation

We entered into a joint venture with Calida to construct, own and operate a 124-unit gated luxury apartment development in Summerlin. We are a 50% partner with Calida and unanimous consent of the partners is required for all major decisions. The venture commenced construction in February 2015 and plans to open the project in stages, with the first units currently available for rent, and the first tenants are expected to take occupancy in the third quarter 2016. We expect to reach projected annual stabilized NOI of approximately $2.3 million in 2018, of which our share would be $1.15 million. Total estimated costs are $24 million, including land value, of which the venture had incurred $20.3 million as of June 30, 2016. The project is financed by a $15.8 million construction loan which is non-recourse to us, and $9.3 million is outstanding as of June 30, 2016. The loan bears interest at one month LIBOR plus 2.50% and matures in February of 2018, with two, one-year extension options. Upon a sale of the property, we are entitled to 50% of the proceeds up to an amount determined by applying a 7.0% capitalization rate to the joint venture’s NOI and then 100% of proceeds above that amount.

The Woodlands

Alden Bridge Self-Storage Facilities

The Alden Bridge Self-Storage Facilities represent our first developments of this commercial property type and include a combined 1,441 units located on over seven acres, split between two locations.

We began construction on HHC 242 Self Storage Facility located in Alden Bridge, a neighborhood within The Woodlands, in the third quarter 2015 and anticipate completion during the fourth quarter 2016. This facility is located on 4.0 acres and will comprise 657 units aggregating approximately 82,000 square feet. Total estimated costs are approximately $8.6 million, of which we have incurred $4.1 million as of June 30, 2016. We expect to reach projected annual stabilized NOI of approximately $0.8 million in 2020. On October 23, 2015, we closed on a $6.7 million non-recourse construction loan for this facility, bearing interest at one-month LIBOR plus 2.60% with an initial maturity date of October 2019, and two, one-year extension options.

We began construction on HHC 2978 Self Storage Facility, also located in Alden Bridge, in January 2016 and anticipate completion during the first quarter 2017. This facility is located on 3.1 acres and will comprise 784 units aggregating approximately 81,000 square feet. Total estimated costs are approximately $8.5 million, of which we have incurred $1.5 million as of June 30, 2016. We expect to reach projected stabilized annual NOI of approximately $0.8 million in 2020. On January 27, 2016, we closed on a $6.4 million non-recourse construction loan for this facility, bearing interest at one-month LIBOR plus 2.60% with an initial maturity date of January 2020, and two, one-year extension options.

Hughes Landing

Three Hughes Landing  - During the third quarter 2014, we began construction of Three Hughes Landing, a Class A office building and anticipate completion upon final lease-up and tenant build-out. Total estimated development costs are approximately $90 million, of which we have incurred $55.8 million as of June 30, 2016. The remaining development costs to be incurred relate to the completion of the building shell and estimated leasing and tenant build-out costs. The project is currently 9.2% pre-leased, and leasing activity has been slower than our experience with One and Two Hughes Landing because of the economic slowdown in Houston caused by lower oil prices. However, we believe that its lakefront location within the highly desirable Hughes Landing development will benefit this building as compared to competing office product in the north of Houston region. We underwrote the project to reach projected annual stabilized NOI of approximately $7.6 million in 2018; however, the actual amount of NOI and year of stabilization will depend greatly on the Houston economy. The project is financed by a $65.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.35% with an initial maturity date of December 5, 2017, with two, one-year extension options.

Ward Village

We continue to transform Ward Village into a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets.

Since 2014, we completed the renovation of the IBM Building and started construction on Waiea, Anaha and Ae'o,  three of the first four mixed-use market rate residential towers. In July 2015, we began public presales for Ae'o and the first Gateway Tower and in March 2016 we began public presale activities for Ke Kilohana, our workforce residential tower. Sales contracts are subject to a 30-day rescission period, and the buyers are required to make an initial deposit at signing and an additional deposit 30 days later at which point their total deposit becomes non-refundable. Buyers are then required to make a final deposit within approximately 90 days of our receipt of their second deposit.

Waiea - In 2014, we began construction on Waiea and expect to complete the condominium tower by the end of 2016. As of July 13, 2016, 158 of the 174 total units were under contract. These contracted sales represent 90.8% of total units and 85.7% of the total residential square feet available for sale. Total development costs are expected to be approximately $403 million, excluding land value, which includes $6.3 million of development-related marketing costs that are being expensed as incurred. As of June 30, 2016, we have incurred $303.5 million of development costs, of which $6.4 million were development-related marketing costs. During the fourth quarter 2014, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of June 30, 2016, the project was approximately 78.4% complete. In December 2015, we announced that world renowned restaurateur Nobu Matsuhisa will relocate his restaurant, Nobu, from its current Waikiki location to an approximately 8,000 square foot space at the base of Waiea.

Anaha – In 2014, we began construction of Anaha, and we expect to complete the condominium tower during the second quarter 2017. As of July 13, 2016, 292 of the 317 total units were under contract. These contracted sales represent 92.1% of total units and 85.4% of the total residential square feet available for sale. Total development costs are expected to be approximately $401 million, excluding land value, which includes $5.8 million of development-related marketing costs that are being expensed as incurred. As of June 30, 2016, we have incurred $170.2 million of development costs of which $5.8 million were development-related marketing costs. During the second quarter 2015, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of June 30, 2016, the project was approximately 44.5% complete. As of July 13, 2016, 73.1% of the retail space at Anaha is pre-leased and is anchored by a Merriman’s restaurant.

Waiea and Anaha have available financing for up to $600.0 million in the form of a non-recourse construction loan cross-collateralized by the condominium towers bearing interest at one-month LIBOR plus 6.75% with an initial maturity date of November 6, 2017, and two, one-year extension options.

Ae'o – In February 2016, we began construction of the 389,000 square foot Ae'o tower and the 57,000 square foot Whole Foods Market, located on the same block. We expect to complete development of the entire project by the end of 2018. Initial total estimated costs are $430 million, of which $135 million is related to the construction of the retail portion, including the Whole Foods Market, associated retail parking, district retail parking and residential tower infrastructure. As we anticipate opening the retail portion of the project by the second quarter 2018, we have accelerated design and construction of that portion. We are finalizing construction drawings for the residential tower and expect to secure financing by the end of this year. As of July 13, 2016, 241 of the 466 total units were under contract, representing 51.7% of total units and 44.9% of the total residential square feet available for sale. We have incurred $39.2 million of development costs on this project as of June 30, 2016. To date, we have not met all the necessary requirements to begin recognizing revenue on the percentage of completion method.

Ke Kilohana – In March 2016, we received approval from the Hawaii Real Estate Commission to market the sale of our workforce residential tower, Ke Kilohana. The tower will consist of 424 residences, 375 of which are being offered to local residents of Hawaii who meet certain maximum income and net worth requirements. Public pre-sale activity on the workforce units began in the first quarter 2016, and 100% of the workforce units were under contract as of June 30, 2016. The market rate units began public pre-sales in July 2016. Initial total estimated costs are $219 million, and as of June 30, 2016, we have incurred $10.5 million of pre-development costs on this project. Additionally, as previously announced, we plan to bring an approximately 22,000 square-foot CVS/Longs Drugs to the ground floor of Ke Kilohana. We expect to secure financing and begin construction by October 2016. We expect completion by the second quarter of 2019.

Gateway Towers – Construction of the two towers will be subject to obtaining an acceptable level of pre-sales and financing for the project. Pre-sales for the first residential tower containing 125 units began in July 2015. As expected, contracted unit sales in this tower have been slower than Waiea, Anaha and Ae'o because the pricing and marketing of these units is targeted towards a smaller segment of the market. We have incurred $15.1 million of pre-development costs for the first tower as of June 30, 2016 and are finalizing the project budget. We continue pre-development activities for the development of the second tower and have incurred $12.6 million as of June 30, 2016.

Other Development Projects

Circle T Ranch and Power Center

On June 1, 2016, the Circle T Ranch joint venture sold approximately 74 acres. As a result of the land sale, in the three and six months ended June 30, 2016 we recognized $10.5 million as our share of the joint venture earnings in Equity in earnings from Real Estate and Other Affiliates.

80 South Street Assemblage

On March 16, 2016, the Company sold the 80 South Street Assemblage for net cash proceeds of $378.3 million, resulting in a pre-tax gain of $140.5 million. The 80 South Street Assemblage was a 42,694 square foot lot with 817,784 square feet of available development rights.

The following table summarizes our projects under construction, and related debt, for Operating Assets and Strategic Developments as of June 30, 2016. This table does not include projects for which construction is expected to start within the year and for which we are pursuing financing. Typically, these amounts represent budgeted tenant allowance capital to bring the asset to stabilized occupancy. Projects that are substantially complete and therefore have been placed in service in the Operating Assets segment may still require some capital for remaining tenant build-out.

($ in thousands) Projects Under Construction	Total Estimated Costs (a)	Costs Paid Through June 30, 2016 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Tenant Reimbursements to be Drawn	Remaining Debt to be Drawn	Estimated Costs Remaining in Excess of Remaining Financing to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
South Street Seaport	$507,870	$212,208	$295,662	$-	$-	$295,662	(d)	2017
1725-35 Hughes Landing Boulevard	213,422	184,011	29,411	-	29,381	30	(e)	Complete
Embassy Suites at Hughes Landing	46,363	42,625	3,738	-	3,584	154	(f)	Complete
The Westin at The Woodlands	97,380	84,136	13,244	-	19,546	(6,302)	(g)	Complete
Total Operating Assets	865,035	522,980	342,055	-	52,511	289,544

Strategic Developments
Three Hughes Landing	90,162	58,788	31,374	-	32,255	(881)	(h)	2016
Lakeland Village Center	16,274	10,746	5,528	-	5,486	42		Q3 2016
HHC 242 Self-Storage	8,607	2,823	5,784	-	5,792	(8)	(i)	Q4 2016
HHC 2978 Self-Storage	8,476	989	7,487	-	6,368	1,119	(j)	Q1 2017
One Merriweather	78,187	25,890	52,297	-	45,944	6,353		Q4 2016
Waiea	403,440	258,015	145,425	4,354	138,920	2,151	(k)	Q4 2016
Anaha	401,314	139,291	262,023	586	266,564	(5,127)	(k)	Q2 2017
Ae'o	135,000	38,778	96,222	-	-	96,222	(l)	2018
Total Strategic Developments	1,141,460	535,320	606,140	4,940	501,329	99,871
Combined Total at June 30, 2016	$2,006,495	$1,058,300	$948,195	$4,940	$553,840	$389,415

(a)

Total Estimated Costs represent all costs to be incurred on the project which include construction costs, demolition costs, marketing costs, capitalized leasing, payroll or project development fees, deferred financing costs and advances for certain accrued costs from lenders, and excludes land costs and capitalized corporate interest allocated to the project. Excluded from Waiea and Anaha Total Estimated Costs are Master Plan infrastructure and amenity cost allocations related to Ward Village.

(b)

Costs Paid Through June 30, 2016 include construction costs, demolition costs, marketing costs, capitalized leasing, payroll or project development fees, deferred financing costs and advances for certain accrued costs from lenders.

(c)

Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to June costs that were paid by us but not yet reimbursed by the lender. We expect to receive funds from our lenders for these costs in the future. Positive balances represent cash that remains to be invested or amounts drawn in advance of costs paid.

(d)	South Street Seaport Total Estimated Costs and Costs Paid Through June 30, 2016 are net of $54.1 million of insurance proceeds received.
(e)

1725-35 Hughes Landing Boulevard Total Estimated Costs include approximately $61 million of tenant improvements that will be reimbursed directly by ExxonMobil, all of which had been received as of June 30, 2016. These Tenant Reimbursements are shown above as an additional source of funds for project costs. Asset was placed in service during November 2015.

(f)	Embassy Suites at Hughes Landing was placed in service during December 2015.
(g)	The Westin at The Woodlands was placed in service during March 2016.
(h)	Three Hughes Landing building shell is substantially complete. Final completion of the building is dependent upon lease-up and tenant build-out.
(i)	HHC 242 Self-Storage financing of $6.7 million was obtained in October 2015.
(j)	HHC 2978 Self-Storage financing of $6.4 million was obtained in January 2016. Project has remaining equity requirements.
(k)

Both Waiea and Anaha currently have nonrefundable Buyer Deposits that are required to be utilized to fund project costs prior to drawing on the loan. When additional Buyer Deposits are received from additional unit sales, those deposits are also required to be used for project costs once the rescission period passes. Based on actual sales as of June 30, 2016, if necessary, we expect to only utilize approximately $556 million of the total $600 million committed debt for both projects. If all the remaining condominium units are sold, we currently estimate a total of approximately $48 million of additional buyer deposits that could be available to fund project costs, thereby further reducing the total amount needed to be drawn from the committed construction loan.

(l)

Current development efforts consist of the retail portion of the project, including the Whole Foods Market, and initial infrastructure work associated with the residential tower which is estimated to be $135 million.

The following tables represent our capitalized internal costs by segment for the three and six months ended June 30, 2016 and 2015:

	Capitalized Internal Costs		Capitalized Internal Costs Related to Compensation Costs
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2016	2015	2016	2015
MPC segment	$2.1	$2.2	$1.8	$2.2
Operating Assets segment	2.4	2.3	1.9	1.6
Strategic Developments segment	5.6	4.3	4.3	2.9
Total	$10.1	$8.8	$8.0	$6.7

	Capitalized Internal Costs		Capitalized Internal Costs Related to Compensation Costs
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
MPC segment	$4.6	$4.3	$3.8	$3.6
Operating Assets segment	4.4	5.5	3.3	3.9
Strategic Developments segment	10.7	8.5	8.1	5.9
Total	$19.7	$18.3	$15.2	$13.4

MPC segment capitalized costs decreased for the three months ended June 30, 2016 as compared to the same period in 2015 due to lower headcount in the 2016 period compared to 2015. MPC segment capitalized costs increased for the six month period as compared to the same period in 2015 due to slightly higher compensation expenses.

Capitalized internal costs (which include compensation costs) have increased at our Operating Assets for the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to higher staff allocations as a result of more development at the Seaport District in the respective periods. For the six months ended 2016, capitalized internal costs (which include compensation costs) have decreased at our Operating Assets segment as compared to the same period in 2015, primarily due to higher Q1 2015 capitalized marketing and compensation costs at the Seaport District included in the six month period ended June 30, 2015 versus the same period in 2016.

Capitalized internal costs (which include compensation costs) have increased at our Strategic Developments segment for the three and six months ended June 30, 2016 as compared to the same periods in 2015, primarily due to the extent of projects under development and the related headcount in the respective periods. Projects under development at our Strategic Developments segment include Ward Village and the various properties in Columbia, Maryland which began incurring a larger extent of pre-development costs in 2016.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our MPC segment, cash generated from our operating assets and sales of properties, deposits from condominium sales (which are restricted to funding construction of the related developments), first mortgage financings secured by our assets and the corporate bond markets. Additionally, sales of certain assets where we deem such a sale to be the best strategic option may provide significant proceeds to our operating or investing activities. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. We believe that our sources of cash, including existing cash on hand will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and redevelopment opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding, if and when pursued. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our developments. We also provided a completion guarantee to the City of New York for the Pier 17 renovation project. We currently intend to raise this additional funding with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time.

As of June 30, 2016, our consolidated debt was $2.7 billion and our share of the debt of our Real Estate and Other Affiliates was $74.6 million. Please refer to Note 9 – Mortgages, Notes and Loans Payable to our Condensed Consolidated Financial Statements for a table showing our debt maturity dates.

The following table summarizes our Net Debt on a segment basis as of June 30, 2016. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID receivables. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

(In thousands) Segment Basis (a)	Master Planned Communities		Operating Assets		Strategic Developments		Segment Totals	Non- Segment Amounts	Total June 30, 2016
Mortgages, notes and loans payable	$297,668		$1,476,699	(c)	$201,424	(d)	$1,975,791	$761,090	$2,736,881
Less: cash and cash equivalents	(92,586)	(b)	(71,621)	(e)	(393,928)	(f)	(558,135)	(127,461)	(685,596)
Special Improvement District receivables	(72,594)		—		—		(72,594)	—	(72,594)
Municipal Utility District receivables	(163,639)		—		—		(163,639)	—	(163,639)
Net Debt	$(31,151)		$1,405,078		$(192,504)		$1,181,423	$633,629	$1,815,052

(a)	Please refer to Note 16 - Segments.
(b)	Includes MPC cash and cash equivalents, including $8.1 million of cash related to The Summit joint venture.
(c)

Includes our $70.0 million share of debt of our Real Estate and Other Affiliates in Operating Assets segment (Grandview SHG, Woodlands Sarofim, Millennium Woodlands Phase II and The Metropolitan Downtown Columbia Project).

(d)	Includes our $4.6 million share of debt of our Real Estate and Other Affiliates in Strategic Developments segment.
(e)

Includes our $3.8 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Operating Assets segment (Grandview SHG, Woodlands Sarofim, Clark County Las Vegas Stadium, The Metropolitan Downtown Columbia Project, Millennium Woodlands Phase II, and Stewart Title).

(f)	Includes our $2.9 million share of cash and cash equivalent of our Real Estate and Other Affiliates in Strategic Developments segment (KR Holdings, HHMK Development, m.flats, Constellation).

Cash Flows

Operating Activities

The cash flows and earnings generated from each business segment’s activities vary significantly from period to period given the changing nature of our activities and development focus. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2016. Condominium expenditures in excess of deposits received are funded with construction loans included in financing activities. As in prior periods, operating cash continues to be utilized to fund ongoing development expenditures in our Strategic Development and MPC segments.

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

Net cash used in operating activities was $136.8 million for the six months ended June 30, 2016 compared to net cash used in operating activities of $1.0 million for the six months ended June 30, 2015.

The $135.9 million net decrease in cash from operating activities in the six months ended June 30, 2016 as compared to June 30, 2015 was primarily related to the following:

Decreases in operating cash flow:

• Greater Condominium expenditures of $75.7 million;
• Decrease in Condominium deposits released from escrow of $74.8 million;
• Tenant improvement reimbursements of $11.3 million from Exxon Mobil in 2015; and
• Increase in interest costs of $3.3 million.

Increases in operating cash flow:

• Dividends from equity method investments increased $10.1 million;
• Decreased MPC land acquisitions and expenditures of $15.0 million compared to the same period in 2015;
• NOI contribution of $8.6 million primarily from property openings and acquisitions in 2014 and 2015; and
• Proceeds from Superstorm Sandy insurance $3.1 million.

Investing Activities

Net cash provided by investing activities was $161.8 million for the six months ended June 30, 2016 compared to cash used in investing activities of $365.2 million for the period ended June 30, 2015. The increase in cash provided by investing activities of $527.0 million was primarily due to the receipt of $378.3 million in net proceeds from the sale of the 80 South Street Assemblage, and $145.0 million less expended as result of fewer commercial property developments. These increases were partially offset by an investment of $8.2 million relating to the Grandview SHG, LLC joint venture.

Financing Activities

Net cash provided by financing activities was $200.5 million for the six months ended June 30, 2016, compared to net cash provided of $294.3 million for the period ended June 30, 2015. The decrease of $93.8 million in net cash provided is primarily due to lower net proceeds from new loan borrowings and refinancing activities of $103.3 million, slightly offset by a decrease of $11.0 million in scheduled amortization payments on debt.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings totaling $134.6 million as of June 30, 2016, are non-recourse to us.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. We intend to manage a portion of our variable interest rate exposure by using interest rate swaps and caps. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. As of June 30, 2016, we had $1.6 billion of variable rate debt outstanding of which $207.6 million has been swapped to a fixed-rate. Approximately $192.7 million of the $1.3 billion that has not been swapped to a fixed-rate is represented by the Master Credit Facility at The Woodlands and is subject to an interest rate cap having a $100.0 million notional amount to mitigate our exposure to rising interest rates. We also did not swap $95.7 million of the outstanding balance on the Ward Village financing to a fixed-rate because the loan is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. $379.2 million of variable rate debt relates to our projects under construction. As the properties are placed in service and become stabilized, the variable rate debt is generally refinanced with long-term fixed-rate debt. As of June 30, 2016, annual interest costs would increase approximately $13.5 million for every 1.00% increase in floating interest rates. A portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) would be less than the total change, but we would incur higher cash payments. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 8 – Mortgages, Notes and Loans Payable and Note 13 – Derivative Instruments and Hedging Activities in our Annual Report.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

ITEM 6.   EXHIBITS

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
August 8, 2016

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

+   Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, (ii) condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, (iii) the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, (iv) condensed consolidated statements of equity for the six months ended June 30, 2016 and 2015, and (v) the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015.