Form 10-Q
period 2016-09-30
Howard Hughes Corp
filed 2016-11-08
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

☐ Yes    ☒ No

The number of shares of common stock, $0.01 par value, outstanding as of November 8, 2016 was 39,838,975.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30,	December 31,
(In thousands, except share amounts)	2016	2015
Assets:
Investment in real estate:
Master Planned Community assets	$1,660,523	$1,642,842
Land	314,400	322,462
Buildings and equipment	1,900,172	1,772,401
Less: accumulated depreciation	(242,034)	(232,969)
Developments	976,209	1,036,927
Net property and equipment	4,609,270	4,541,663
Investment in Real Estate and Other Affiliates	78,890	57,811
Net investment in real estate	4,688,160	4,599,474
Cash and cash equivalents	653,041	445,301
Accounts receivable, net	38,241	32,203
Municipal Utility District receivables, net	171,691	139,946
Notes receivable, net	69	1,664
Deferred expenses, net	64,053	61,804
Prepaid expenses and other assets, net	820,240	441,190
Property held for sale	34,888	—
Total assets	$6,470,383	$5,721,582

Liabilities:
Mortgages, notes and loans payable	$2,847,002	$2,443,962
Deferred tax liabilities	156,882	89,221
Warrant liabilities	329,390	307,760
Uncertain tax position liability	19,987	1,396
Accounts payable and accrued expenses	603,237	515,354
Total liabilities	3,956,498	3,357,693

Commitments and Contingencies (see Note 15)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 39,851,036 shares issued and 39,838,975 outstanding as of September 30, 2016 and 39,714,838 shares issued and outstanding as of December 31, 2015	398	398
Additional paid-in capital	2,856,335	2,847,823
Accumulated deficit	(321,507)	(480,215)
Accumulated other comprehensive loss	(23,818)	(7,889)
Treasury stock, at cost, 12,061 and 0 shares as of September 30, 2016 and December 31, 2015, respectively	(1,295)	—
Total stockholders' equity	2,510,113	2,360,117
Noncontrolling interests	3,772	3,772
Total equity	2,513,885	2,363,889
Total liabilities and equity	$6,470,383	$5,721,582

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenues:
Condominium rights and unit sales	$115,407	$78,992	$362,613	$200,362
Master Planned Community land sales	44,128	45,423	147,168	138,937
Minimum rents	44,910	37,814	128,255	109,997
Builder price participation	4,483	6,680	15,631	20,285
Tenant recoveries	11,657	10,706	33,108	31,074
Hospitality revenues	14,088	11,772	46,126	35,256
Other land revenues	2,595	4,617	8,387	11,055
Other rental and property revenues	3,538	7,438	11,335	20,729
Total revenues	240,806	203,442	752,623	567,695

Expenses and other income:
Condominium rights and unit cost of sales	83,218	47,573	237,759	126,747
Master Planned Community cost of sales	21,432	19,674	66,128	67,806
Master Planned Community operations	9,216	10,349	26,616	32,295
Other property operating costs	16,535	16,680	47,513	54,459
Rental property real estate taxes	7,033	6,908	21,110	19,676
Rental property maintenance costs	3,332	3,094	9,217	8,738
Hospitality costs	12,662	8,767	37,379	26,738
Provision for doubtful accounts	1,940	1,007	4,629	3,082
Demolition costs	256	1,024	1,218	2,637
Development-related marketing costs	4,716	7,639	15,586	19,476
General and administrative	21,128	18,526	61,505	57,095
Other (income) expense, net	(432)	659	(9,858)	(1,204)
Gain on sale of 80 South Street Assemblage	(70)	—	(140,549)	—
Depreciation and amortization	23,322	24,998	71,246	71,577
Provision for impairment	35,734	—	35,734	—
Total expenses, net of other income	240,022	166,898	485,233	489,122

Operating income	784	36,544	267,390	78,573

Interest income	196	109	900	516
Interest expense	(16,102)	(15,212)	(48,628)	(43,143)
Warrant liability (loss) gain	(7,300)	123,640	(21,630)	57,450
Gain on acquisition of joint venture partner's interest	27,087	—	27,087	—
Gain on sale of The Club at Carlton Woods	—	29,073	—	29,073
Equity in earnings from Real Estate and Other Affiliates	13,493	295	35,700	3,164
Income before taxes	18,158	174,449	260,819	125,633
Provision for income taxes	10,162	18,237	102,088	24,795
Net income	7,996	156,212	158,731	100,838
Net (income) loss attributable to noncontrolling interests	(23)	12	(23)	—
Net income attributable to common stockholders	$7,973	$156,224	$158,708	$100,838

Basic income per share:	$0.20	$3.96	$4.02	$2.55

Diluted income per share:	$0.19	$0.76	$3.72	$1.01

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net income	$7,996	$156,212	$158,731	$100,838
Other comprehensive income (loss):
Interest rate swaps (a)	497	(411)	(14,876)	297
Capitalized swap interest expense (b)	154	(42)	(163)	(154)
Pension adjustment (c)	(317)	—	(890)	—
Other comprehensive income (loss)	334	(453)	(15,929)	143
Comprehensive income	8,330	155,759	142,802	100,981
Comprehensive (income) loss attributable to noncontrolling interests	(23)	12	(23)	—
Comprehensive income attributable to common stockholders	$8,307	$155,771	$142,779	$100,981

(a)

Amounts are shown net of deferred tax expense of $0.2 million and deferred tax benefit of $8.1 million for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2015, amounts are shown net of deferred tax expense of $0.2 million and $0.8 million, respectively.

(b)

Net of deferred tax expense of $0 and deferred tax benefit of $0.1 million for the three and nine months ended September 30, 2016, respectively. For both the three and nine months ended September 30, 2015, amounts shown net of deferred tax benefit of $0.1 million, respectively.

(c)

Net of deferred tax benefit of $0.1 million and $0.5 million for the three and nine months ended September 30, 2016, respectively. For both the three and nine months ended September 30, 2015, amounts shown net of deferred tax benefit of $0, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Treasury stock		Noncontrolling	Total
(In thousands, except share amounts)	Shares	Amount	capital	deficit	income (loss)	Shares	Amount	interests	equity
Balance, December 31, 2014	39,638,094	$396	$2,838,013	$(606,934)	$(7,712)	—	$—	$3,743	$2,227,506
Net income		—	—	100,838	—		—	—	100,838
Adjustment to noncontrolling interest		—	—	—	—		—	29	29
Interest rate swaps, net of tax of $800		—	—	—	297		—	—	297
Capitalized swap interest, net of tax benefit of $83		—	—	—	(154)		—	—	(154)
Stock plan activity	76,744	2	7,008	—	—		—	—	7,010
Balance, September 30, 2015	39,714,838	$398	$2,845,021	$(506,096)	$(7,569)	—	$—	$3,772	$2,335,526

Balance, December 31, 2015	39,714,838	$398	$2,847,823	$(480,215)	$(7,889)	—	$—	$3,772	$2,363,889
Net income		—	—	158,708	—		—	23	158,731
Preferred dividend payment on behalf of subsidiary								(23)	(23)
Interest rate swaps, net of tax of $8,120		—	—	—	(14,876)		—	—	(14,876)
Pension adjustment, net of tax of $543		—	—	—	(890)		—	—	(890)
Capitalized swap interest, net of tax benefit of $88		—	—	—	(163)		—	—	(163)
Stock plan activity	136,198	—	8,512	—	—		—	—	8,512
Treasury stock activity		—	—	—	—	(12,061)	(1,295)	—	(1,295)
Balance, September 30, 2016	39,851,036	$398	$2,856,335	$(321,507)	$(23,818)	(12,061)	$(1,295)	$3,772	$2,513,885

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$158,731	$100,838
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	60,834	58,257
Amortization	10,412	13,320
Amortization of deferred financing costs	5,385	4,104
Amortization of intangibles other than in-place leases	(1,333)	679
Straight-line rent amortization	(6,668)	(3,255)
Deferred income taxes	102,088	23,065
Restricted stock and stock option amortization	6,324	5,269
Gain on disposition of assets	(140,549)	(29,073)
Gain on acquisition of partner's interest in Millennium Six Pines Apartments	(27,087)	—
Warrant liability loss (gain)	21,630	(57,450)
Equity in earnings from Real Estate and Other Affiliates, net of distributions	(21,952)	1,426
Provision for doubtful accounts	4,629	3,082
Master Planned Community land acquisitions	(69)	(6,028)
Master Planned Community development expenditures	(106,501)	(129,298)
Master Planned Community cost of sales	60,600	65,692
Condominium development expenditures	(245,547)	(137,369)
Condominium rights and unit cost of sales	237,759	126,747
Provision for impairment	35,734	—
Deferred rental income	—	37,472
Percentage of completion revenue recognition from sale of condominium rights and unit sales	(362,613)	(200,362)
Net changes:
Accounts and notes receivable	(33)	(1,192)
Prepaid expenses and other assets	(753)	(9,838)
Condominium deposits received	440,076	52,001
Deferred expenses	(3,349)	(5,562)
Accounts payable and accrued expenses	(19,019)	39,065
Condominium deposits held in escrow	(440,076)	(52,001)
Condominium deposits released from escrow	17,574	132,086
Other, net	(4,533)	969
Cash provided by (used in) operating activities	(218,306)	32,644

Cash Flows from Investing Activities:
Property and equipment expenditures	(8,649)	(9,505)
Operating property improvements	(12,184)	(5,856)
Property developments and redevelopments	(301,843)	(488,713)
Proceeds from grant to reimburse development costs	4,945	—
Proceeds from dispositions	378,257	25,139
Proceeds from insurance claims	3,107	—
Investment in KR Holdings, LLC	—	9,121
Acquisition of partner's interest in Millennium Six Pines Apartments (net of cash acquired)	(3,105)	—
Distributions from Real Estate and Other Affiliates	16,550	—
Note issued to Real Estate Affiliate	(25,000)	—
Proceeds from repayment of note to Real Estate Affiliate	25,000	—
Investments in Real Estate and Other Affiliates, net	(10,947)	(635)
Change in restricted cash	(215)	(1,568)
Other	—	1,263
Cash provided by (used in) investing activities	65,916	(470,754)

Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	422,661	370,342
Principal payments on mortgages, notes and loans payable	(62,996)	(40,066)
Special Improvement District bond funds held in escrow	6,258	—
Deferred financing costs	(4,678)	(1,970)
Taxes paid on vested restricted stock	(1,295)	—
Stock Options Exercised	180	—
Cash provided by financing activities	360,130	328,306

Net change in cash and cash equivalents	207,740	(109,804)
Cash and cash equivalents at beginning of period	445,301	560,451
Cash and cash equivalents at end of period	$653,041	$450,647

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
(In thousands)	2016	2015
Supplemental Disclosure of Cash Flow Information:
Interest paid	$77,666	$60,805
Interest capitalized	46,198	35,237
Income taxes paid	6,234	2,593

Non-Cash Transactions:
Special Improvement District bond transfers associated with land sales	5,528	2,114
Property developments and redevelopments	—	(15,747)
Accrued interest on construction loan borrowing	3,748	1,616
MPC Land contributed to Real Estate Affiliates	—	15,234
Special Improvement District bond transfer to Real Estate Affiliate	—	(1,518)
Capitalized stock compensation	2,008	2,072
Acquisition of Millennium Six Pines Apartments
Land	(11,225)	—
Building	(54,492)	—
Other assets	(1,261)	—
Mortgages, notes and loans payable	37,700	—
Other liabilities	(913)	—

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”), these condensed consolidated financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2015, filed on February 29, 2016 with the SEC. Certain amounts in 2015 have been reclassified to conform to 2016 presentation. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss), cash flows and equity for the interim periods have been included. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the condensed consolidated financial statements up to the date and time this Quarterly Report was filed.

NOTE 2 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The standard addresses how certain cash receipts and payments are presented and classified in the statement of cash flows. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses.” The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effective date of the standard is for fiscal years, and for interim periods within those years, beginning after December 15, 2019 with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The standard amends several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance will require entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2016 with early adoption permitted. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02, codified in Accounting Standards Codification (“ASC”) 842, amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of this standard is for

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted.  The new Leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

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

In May 2014, the FASB and International Accounting Standards Board (“IASB”) issued ASU 2014-09 “Revenues from Contracts with Customers (Topic 606).” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted. Entities have the option of using either a full retrospective or a modified approach. Preliminary assessments of our revenue streams indicate that after adoption we will not be able to recognize revenue for condominium projects on a percentage of completion basis and generally revenue will be recognized when the units close and the title has transferred to the buyer. We are continuing to evaluate the new guidance to determine any other impacts on our consolidated financial statements, and we expect to select the implementation methodology by the filing of our annual report on 2016 Form 10-K.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess an entity’s ability to continue as a going concern. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2016 with early adoption permitted. We do not expect the adoption of this ASU to have an impact on our consolidated financial statements.

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

In November 2010 and February 2011, we entered into certain agreements (the “Management Warrants”) with David R. Weinreb, our Chief Executive Officer, Grant Herlitz, our President, and Andrew C. Richardson, our former Chief Financial Officer, in each case prior to his appointment to such position to purchase shares of our common stock. The Management Warrants represent 2,862,687 underlying shares, which may be adjusted pursuant to a net settlement option, were issued pursuant to such agreements at fair value in exchange for a combined total of approximately $19.0 million in cash from such executives at the commencement of their respective employment. Mr. Weinreb and Mr. Herlitz’s warrants have exercise prices of $42.23 per share and Mr. Richardson’s warrants have an exercise price of $54.50 per share. Generally, the Management Warrants become exercisable in November 2016 and expire in February 2018.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

As of September 30, 2016, the estimated $124.3 million fair value for the Sponsor Warrants representing warrants to purchase 1,916,667 shares and the estimated $205.1 million fair value for the Management Warrants representing warrants to purchase 2,862,687 shares have been recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsor Warrants and Management Warrants were $123.1 million and $184.7 million, respectively, as of December 31, 2015. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 7 – Fair Value of Financial Instruments. Decreases and increases in the fair value of the Sponsor Warrants and the Management Warrants are recognized as either warrant liability gains or losses, respectively, in the condensed consolidated statements of operations.

On October 7, 2016, we entered into a management warrant agreement with our new Chief Financial Officer, David R. O’Reilly, prior to his appointment to the position.  This warrant represents 50,125 underlying shares with an exercise price of $112.08 per share and was issued at fair value in exchange for $1.0 million in cash.

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

Information related to our EPS calculations is summarized as follows:

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Basic EPS:
Numerator:
Net income	$7,996	$156,212	$158,731	$100,838
Net (income) loss attributable to noncontrolling interests	(23)	12	(23)	—
Net income attributable to common stockholders	$7,973	$156,224	$158,708	$100,838

Denominator:
Weighted average basic common shares outstanding	39,502	39,473	39,489	39,469

Diluted EPS:
Numerator:
Net income attributable to common stockholders	$7,973	$156,224	$158,708	$100,838
Less: Warrant liability gain	—	(123,640)	—	(57,450)
Adjusted net income attributable to common stockholders	$7,973	$32,584	$158,708	$43,388

Denominator:
Weighted average basic common shares outstanding	39,502	39,473	39,489	39,469
Restricted stock and stock options	366	405	338	415
Warrants	2,892	3,035	2,892	3,035
Weighted average diluted common shares outstanding	42,760	42,913	42,719	42,919

Basic income per share:	$0.20	$3.96	$4.02	$2.55

Diluted income per share:	$0.19	$0.76	$3.72	$1.01

The diluted EPS computation for the three and nine months ended September 30, 2016 excludes 343,500 and 404,000 stock options, respectively, because their inclusion would have been anti-dilutive. The diluted EPS computation for the three and nine months ended September 30, 2016 excludes 153,781 shares of restricted stock, respectively, because performance conditions have not been met.

The diluted EPS computation for the three and nine months ended September 30, 2015 excludes 147,538 and 124,122 stock options, respectively, because their inclusion would have been anti-dilutive.

NOTE 5 RECENT TRANSACTIONS

On July 20, 2016, we acquired our joint venture partner’s 18.57% interest in the 314-unit Millennium Six Pines Apartments (formerly known as Millennium Woodlands Phase II, LLC) for $4.0 million resulting in the dissolution of the joint venture. Simultaneously with the buyout, we replaced the joint venture’s existing $37.7 million construction loan with a $42.5 million fixed rate loan at 3.39% maturing August 1, 2028. Total assets of $67.9 million and liabilities of $42.7 million, including the fixed rate loan noted above, were consolidated into our financial statements at fair value as of the acquisition

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

date. In accordance with GAAP, we recognized a gain of $27.1 million in conjunction with this acquisition relating to the step-up to fair value of the assets acquired. Prior to the acquisition, we accounted for our investment in Millennium Six Pines Apartments under the equity method. We now own 100% of this Class A multi-family property located in The Woodlands Town Center. Included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 are revenues of $1.1 million and a pre-tax net loss of $0.2 million since the acquisition date.

On June 1, 2016, the Circle T Ranch joint venture sold approximately 74 acres. Our financial results for the nine months ended September 30, 2016 reflect $10.5 million of pre-tax income on this transaction.

On March 16, 2016, we sold the 80 South Street Assemblage (“80 South Street”) for net cash proceeds of $378.3 million, resulting in a pre-tax gain of $140.5 million. 80 South Street was comprised of a 42,694 square foot lot with certain air rights, providing total residential and commercial development rights of 817,784 square feet that had been acquired over the course of 2014 and 2015.

On September 4, 2015, the Company sold The Club at Carlton Woods, its 36-hole golf and country club in The Woodlands, for net cash proceeds of $25.1 million, and purchaser’s assumption of net liabilities of $4.0 million, resulting in a pre-tax gain of $29.1 million. The property was comprised of total assets of $20.9 million and total liabilities of $24.9 million. The property was developed and operated by us as an amenity for selling residential lots in a gated community in The Woodlands. Most of the lots have been sold, and the sale of this asset allowed us to redeploy capital to our development activities.

NOTE 6 IMPAIRMENT

We review our real estate assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. GAAP related to the impairment or disposal of long‑lived assets requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over our anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below market rate of return.

During the third quarter 2016, we implemented a plan to sell Park West, a 249,177 square foot open-air shopping, dining and entertainment destination in Peoria, Arizona that is one of our non-core operating assets. As of September 30, 2016, the property met the criteria to be classified as held for sale. Those criteria specify that the asset must be available for immediate sale in its present condition, sale of the asset must be probable and its transfer expect to qualify for recognition as a completed sale within one year. A sale will allow us to redeploy the net cash proceeds from this unleveraged asset into our existing developments. Consistent with prior financial statements where we noted that a decrease by 10% of the estimated undiscounted cash to be received from this property would result in an impairment, we have recognized a $35.7 million impairment charge due to our shorter anticipated holding period. The $34.9 million net carrying value of Park West, after the impairment, represents our best estimate of its current fair market value. There can be no assurance that we will ultimately recover this amount through a sale.

The following table summarizes our provision for impairment:

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

			Provision for impairment as of September 30,
Impaired Asset	Location	Method of Determining Fair Value	2016	2015
			(In thousands)
Operating Assets:
Park West	Peoria, AZ	Discounted cash flow analysis using capitalization rate of 6.75%	$35,734	$—

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

No impairment charges were recorded for any of our investments in Real Estate and Other Affiliates during the three and nine months ended September 30, 2016 or September 30, 2015.

NOTE 7 FAIR VALUE

ASC 820, Fair Value Measurement, emphasizes that fair value is a market-based measurement that should be determined using assumptions market participants would use in pricing an asset or liability. The standard establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring assets or liabilities at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the asset or liability. Assets or liabilities with readily available active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

The following table presents the fair value measurement hierarchy levels required under ASC 820 for each of our assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2016				December 31, 2015
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$18	$18	$—	$—	$18	$18	$—	$—
Liabilities:
Warrants	329,390	—	—	329,390	307,760	—	—	307,760
Interest Rate Swaps and Caps	27,794	—	27,794	—	4,217	—	4,217	—

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

The valuation of warrants is based on an option pricing model, utilizing inputs which are classified as Level 3 due to the unavailability of comparable market data. The following table presents a rollforward of the valuation of our Sponsor and Management warrants:

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(In thousands)	2016	2015
Balance as of January 1	$307,760	$366,080
Warrant liability loss (gain) (a)	21,630	(57,450)
Balance as of September 30	$329,390	$308,630

(a)	All gains/losses during 2016 and 2015 were unrealized. Changes in the fair value of the Sponsor and Management Warrants are recognized in net income as a warrant liability gain or loss.

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

The significant unobservable inputs used in the fair value measurement of our warrants as of September 30, 2016 and December 31, 2015 are as follows:

	Unobservable Inputs
	Expected Volatility (a)	Marketability Discount (b)
September 30, 2016	26.9%	2.0% - 5.0%
December 31, 2015	27.4%	10.0% - 12.0%

(a)	Based on our implied equity volatility.
(b)	Represents the discount rate for lack of marketability of the Management Warrants.

The following table includes a non-financial asset that was measured at fair value on a non-recurring basis as a result of the property being impaired:

(In thousands)	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Loss) - Nine Months Ended September 30, 2016
Operating Assets:
Park West (a)	$34,888	$—	$—	$34,888	$(35,734)

(a)	The fair value was determined based on a discounted cash flow analysis using a capitalization rate of 6.75% and is shown net of transaction costs.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

		September 30, 2016		December 31, 2015
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash	Level 1	$653,023	$653,023	$445,283	$445,283
Notes receivable, net (a)	Level 3	69	69	1,664	1,664

Liabilities:
Fixed-rate debt	Level 2	$1,146,863	$1,190,015	$1,141,381	$1,137,166
Variable-rate debt	Level 2	1,712,561	1,712,561	1,314,973	1,314,973

(a)	Notes receivable are shown net of an allowance of $0.2 million as of September 30, 2016 and $0.2 million as of December 31, 2015.

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

In accordance with ASC 810, we assess our joint ventures at inception to determine if any meet the qualifications of a variable interest entity (VIE). We consider a partnership or joint venture a VIE if: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity); or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, we reassess our initial determination of whether the partnership or joint venture is a VIE.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Our investments in Real Estate and Other Affiliates that are reported on the equity and cost methods are as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2016	2015	2016	2015	2016	2015	2016	2015
Equity Method Investments
Master Planned Communities:
The Summit (a)	—	—	$34,626	$12,052	$13,700	$—	$22,574	$—
Operating Assets:
Grandview SHG, LLC (a)	35.00%	—%	8,061	—	(117)	—	(76)	—
Millennium Six Pines Apartments (b) (c)	100.00%	81.43%	—	—	9	(177)	44	(1,327)
Stewart Title	50.00%	50.00%	3,592	3,715	221	163	477	659
Clark County Las Vegas Stadium, LLC (c)	50.00%	50.00%	11,348	11,050	2	105	297	389
The Metropolitan Downtown Columbia (d)	50.00%	50.00%	(539)	4,872	(351)	140	(863)	(268)
Woodlands Sarofim	20.00%	20.00%	2,674	2,588	26	58	121	133
Strategic Developments:
Circle T Ranch and Power Center (a)	50.00%	50.00%	4,956	9,128	—	—	10,498	—
Constellation (a) (c)	50.00%	50.00%	2,685	2,685	—	—	—	—
HHMK Development (c)	50.00%	50.00%	10	10	—	—	—	549
KR Holdings (c)	50.00%	50.00%	761	689	3	6	12	1,282
m.flats (formerly Parcel C) (a) (c)	50.00%	50.00%	6,369	7,070	—	—	—	—
			74,543	53,859	13,493	295	33,084	1,417
Cost method investments			4,347	3,952	—	—	2,616	1,747
Investment in Real Estate and Other Affiliates			$78,890	$57,811	$13,493	$295	$35,700	$3,164

(a)	Please refer to the discussion below for a description of the joint venture ownership structure.
(b)

As of July 20, 2016, we acquired our joint venture partner’s interest in Millennium Six Pines Apartments (formerly known as Millennium Woodlands Phase II, LLC) and have fully consolidated the assets and liabilities of the entity. See Note 5 – Recent Transactions for additional information regarding this transaction. The investment balance was in a $1.8 million deficit position and reported in Accounts payable and accrued expenses as of December 31, 2015.

(c)

Equity method variable interest entity (“VIE”). The m.flats joint venture was a VIE as of December 31, 2015, but on completion of the financing in the first quarter 2016, we determined the entity was no longer a VIE.

(d)	The Metropolitan Downtown Columbia was placed in service in the first quarter 2015.

We are not the primary beneficiary of any of the VIEs listed above because we do not have the power to direct activities that most significantly impact the economic performance of such joint ventures and therefore we report our interests using the equity method. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs. The aggregate carrying value of the unconsolidated VIEs was $14.8 million and $21.5 million as of September 30, 2016 and December 31, 2015, and was classified as Investment in Real Estate and Other Affiliates in the condensed consolidated balance sheets.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

As of September 30, 2016, approximately $123.6 million of indebtedness was secured by the properties owned by our Real Estate and Other Affiliates of which our share was approximately $54.7 million based upon our economic ownership. All of this indebtedness is without recourse to us.

We are the primary beneficiary of one VIE which is consolidated in the financial statements. The creditors of the consolidated VIE do not have recourse to us. As of September 30, 2016, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.7 million and $1.4 million, respectively. As of December 31, 2015, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.5 million and $1.1 million, respectively. The assets of the VIE are restricted for use only by the particular VIE and are not available for our general operations.

Our recent significant investments in Real Estate Affiliates and the related accounting considerations are described below.

The Summit

During the first quarter 2015, we formed DLV/HHPI Summerlin, LLC (“The Summit”) a joint venture with Discovery Land Company (“Discovery”). At formation, we contributed land with a book basis of $13.4 million and transferred Special Improvement District (“SID”) bonds related to such land with a carrying value of $1.3 million to the joint venture at an agreed upon capital contribution value of $125.4 million, or $226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million cash as its capital contribution, and we have no further capital obligations. The gain on the contributed land is being recognized in Equity in earnings from Real Estate and Other Affiliates as the joint venture sells lots.

After receipt of our capital contribution and a 5.0% preferred return, Discovery is entitled to cash distributions by the joint venture until it has received two times its equity contribution. Any further cash distributions are shared 50/50. Discovery is the manager of the project, and development began in the second quarter 2015. As of September 30, 2016, the project has contracted for approximately $216.6 million in land sales, of which $119.8 million in lot closings were completed through the third quarter 2016, resulting in Equity in earnings to us of $22.6  million as of the nine months ended September 30, 2016. Given the nature of the venture’s capital structure, our share of the venture’s income producing activities is recognized based on the Hypothetical Liquidation Book Value (“HLBV”) method, which is an amount equal to the change in our underlying share of the hypothetical distribution assuming all of the venture’s net assets were liquidated at book value.

Grandview SHG, LLC

In January 2016, we entered into a joint venture with Grandview SHG, LLC (“Grandview”), which purchased a hotel located at 33 Peck Slip in the Seaport District of New York. We advanced a bridge loan of $25.0 million at a 5.0% interest rate to the joint venture at closing to expedite the acquisition, which was repaid in full in June 2016. In the second quarter 2016, upon completion of a refinancing of the property with a $36.0 million redevelopment loan, we made an additional capital contribution of $2.3 million. Our total investment in the joint venture is $8.1 million as of September 30, 2016.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Circle T Ranch and Power Center

On June 1, 2016, the Circle T Ranch joint venture sold approximately 74 acres. See Note 5 – Recent Transactions for additional information regarding this transaction.

m.flats

On October 4, 2013, we entered into a joint venture agreement with a local developer, Kettler, Inc. (“Kettler”), to construct an apartment complex with ground floor retail in Downtown Columbia, Maryland. We contributed approximately five acres of land having a book value of $4.0 million to the joint venture and subsequently incurred an additional $3.1 million in capitalized development costs for a total book value contribution of $7.1 million. Our land was valued at $23.4 million, or $53,500 per constructed unit. In January 2016, the venture closed on an $88.0 million construction loan which is non-recourse to us and bears interest at one-month LIBOR plus 2.40% with an initial maturity date of February 2020, with three, one-year extension options. At loan closing, Kettler contributed $16.1 million in cash, of which $7.3 million was distributed to us. This transaction was accounted for as a partial sale of the land for which we recognized a net profit of $0.2 million in the nine months ended September 30, 2016. We also contributed $3.9 million and $6.3 million in the three and nine months ended September 30, 2016, respectively, into this joint venture.

Constellation

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment development in Downtown Summerlin. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. This project represents the first residential development in Summerlin’s 400-acre downtown. In the first quarter 2015, we contributed a 4.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture. Our partner contributed $3.2 million of cash for their 50% interest. Additionally, our partner is the development manager, funded all pre-development activities, obtained construction financing in the first quarter 2015 and provided guarantees required by the lender. The project is financed by a $15.8 million construction loan with an outstanding balance of $11.9 million as of September 30, 2016. The loan is non-recourse to us. In the fourth quarter 2015, we contributed an additional $1.0 million to the joint venture to fund development costs. Upon a sale of the property, we are entitled to 50% of the proceeds up to, and 100% of the proceeds in excess of, an amount determined by applying a 7.0% capitalization rate to net operating income. The venture commenced construction in February 2015 and is being completed in phases. New tenants began to take occupancy in the third quarter 2016. As of September 30, 2016, the project is 14.5% occupied and 42.7% leased.

NOTE 9 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$1,100,148	$1,087,642
Special Improvement District bonds	46,715	53,739
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	1,712,559	1,314,973
Deferred Financing Costs, net of accumulated amortization of $16.1 million and $12.7 million, respectively	(12,420)	(12,392)
Total mortgages, notes and loans payable	$2,847,002	$2,443,962

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(a)

As more fully described below, $183.0 million and $209.5 million of variable‑rate debt has been swapped to a fixed-rate for the term of the related debt as of September 30, 2016 and December 31, 2015, respectively.

The following table presents our mortgages, notes, and loans payable by property:

				Maximum	Carrying Value
		Interest		Facility	September 30,	December 31,
($ In thousands)	Maturity (a)	Rate		Amount	2016	2015
Master Planned Communities
Bridgeland Credit Facility	November 2022	4.60%	(b)	$65,000	$64,843	$40,072
Summerlin South SID Bonds - S124	December 2019	5.95%			141	159
Summerlin South SID Bonds - S128	December 2020	6.05%			478	534
Summerlin South SID Bonds - S128C	December 2030	6.05%			4,737	4,856
Summerlin South SID Bonds - S132	December 2020	6.00%			1,480	1,676
Summerlin South SID Bonds - S151	June 2025	6.00%			4,349	4,534
Summerlin South SID Bonds - S159	June 2035	6.00%			4,486	9,020
Summerlin West SID Bonds - S808/S810	April 2031	6.00%			—	1,047
Summerlin West SID Bonds - S812	October 2035	6.00%			27,459	28,328
The Woodlands Master Credit Facility	August 2018	3.28%	(b)	175,000	175,000	192,663
Master Planned Communities Total					282,973	282,889

Operating Assets
10-60 Columbia Corporate Centers	May 2022	2.84%	(b)(c)		80,000	80,000
70 Columbia Corporate Center	July 2019	2.78%	(b)		20,000	20,000
Columbia Regional Building	March 2018	2.53%	(b)	23,008	22,188	22,188
Downtown Summerlin	July 2019	2.78%	(b)	311,800	299,448	289,804
Downtown Summerlin SID Bonds - S108	December 2016	5.95%			235	235
Downtown Summerlin SID Bonds - S128	December 2030	6.05%			3,350	3,350
Embassy Suites at Hughes Landing	October 2020	3.03%	(b)	37,100	29,231	20,064
One Hughes Landing	December 2029	4.30%			52,000	52,000
Two Hughes Landing	December 2030	4.20%			48,000	48,000
Three Hughes Landing	December 2019	2.88%	(b)	65,455	34,208	23,268
1725-35 Hughes Landing Boulevard	June 2019	2.18%	(b)	143,000	105,044	89,677
Hughes Landing Retail	December 2018	2.48%	(b)	36,575	34,467	28,726
1701 Lake Robbins	April 2017	5.81%			4,600	4,600
Lakeland Village Center	May 2020	2.88%	(b)	14,000	9,167	—
Millennium Waterway Apartments	June 2022	3.75%			55,584	55,584
Millennium Six Pines Apartments	August 2028	3.39%			42,500	—
110 N. Wacker	October 2019	5.21%	(d)		23,648	26,481
9303 New Trails	December 2023	4.88%			12,468	12,734
One Lakes Edge	November 2018	2.78%	(b)	73,525	71,874	67,517
Outlet Collection at Riverwalk	October 2018	3.28%	(b)	64,400	56,100	56,100
3831 Technology Forest Drive	March 2026	4.50%			22,480	22,759
The Westin at The Woodlands	August 2019	3.18%	(b)	69,300	57,223	33,361
The Woodlands Resort & Conference Center	December 2020	3.28%	(b)		85,000	85,000
Ward Village	September 2023	3.33%	(b)(e)		238,716	238,716
20/25 Waterway Avenue	May 2022	4.79%			13,944	14,112
3 Waterway Square	August 2028	3.94%			51,898	52,000
4 Waterway Square	December 2023	4.88%			36,515	37,293
Capital lease obligations	various	3.60%			3	52
Operating Assets Total					1,509,891	1,383,621

Strategic Developments
HHC 242 Self Storage Facility	October 2021	3.13%	(b)	6,658	2,573	—
HHC 2978 Self Storage Facility	January 2022	3.13%	(b)	6,368	384	—
Merriweather Post Pavilion	October 2021	2.53%	(b)	9,500	2,416	—
One Merriweather	February 2021	2.68%	(b)	49,900	13,746	—
Waiea and Anaha Condominiums (f)	November 2019	7.28%	(b)	600,000	287,283	27,817
Strategic Developments Total					306,402	27,817

Other Corporate Financing Arrangements	June 2018	3.00%			16,189	18,794
Senior Notes	October 2021	6.88%			750,000	750,000
Unamortized underwriting fees					(6,033)	(6,767)
Deferred Financing Costs, net					(12,420)	(12,392)

Total mortgages, notes, and loans payable					$2,847,002	$2,443,962

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(a)

Maturity date includes any extension periods that can be exercised at our option at the initial maturity date, subject to customary extension terms that based on current property performance projections, we expect to meet. Such terms may include but are not limited to minimum debt service coverage, minimum occupancy levels and other performance criteria. In certain cases due to property performance not meeting covenants, we may have to paydown a portion of the loan in order to obtain the extension.

(b)	The interest rate presented is based on the one month LIBOR rate, which was 0.53% at September 30, 2016.
(c)	$40.0 million of the outstanding principal balance is swapped to a 3.41% fixed-rate through maturity.
(d)	The $23.6 million outstanding principal balance is swapped to a 5.21% fixed-rate through maturity.
(e)	$119.4 million of the outstanding principal balance is swapped to a 3.64% fixed-rate through maturity.
(f)

Waiea and Anaha have available financing for up to $600 million in the form of a non-recourse construction loan cross-collateralized by the condominium towers bearing interest at one-month LIBOR plus 6.75% with an initial maturity date of November 6, 2017, and two, one-year extension options. In August 2016, the original financing agreement was modified. The previous agreement did not allow for distributions until Anaha was delivered and the loan was fully repaid. The modification allowed for an immediate advance on the loan of $50.0 million, returning a substantial portion of the project’s prior cash equity contribution to us and allows for an additional distribution of up to $113 million from Waiea’s bulk closing in November 2016. The balance of Waiea sales proceeds will be applied to the loan balance as well as fund any construction costs remaining for Waiea. The interest rate and maturity date remained unchanged.

The weighted average interest rate on our mortgages, notes and loans payable, excluding interest rate hedges, was 4.68% and 4.44% as of September 30, 2016 and December 31, 2015, respectively.

All of the mortgage debt is secured by the individual properties listed in the table above and is non-recourse to HHC, except for:

(i)	$750.0 million of Senior Notes;
(ii)

$311.8 million financing for the Downtown Summerlin development which has an initial maximum recourse of 35% of the outstanding balance, which will reduce to 15.0% upon completion of the project and achievement of a 1.15:1.0 debt service coverage ratio. The recourse further reduces to 10% upon achievement of a 1.25:1.0 debt service coverage ratio, a 90% occupancy level, and average tenant sales of at least $500.00 per net rentable square foot. As of September 30, 2016, 35% of the outstanding loan balance remains recourse to HHC;

(iii)

$64.4 million of construction financing for the Outlet Collection at Riverwalk with an initial maximum recourse of 50% of the outstanding balance, which will be reduced to 25.0% upon completion of the project and the achievement of an 11.0% debt yield and a minimum level of tenant sales per square foot for twelve months. As of September 30, 2016, 50% of the outstanding loan balance remains recourse to HHC;

(iv)	$16.2 million of Other Corporate Financing Arrangements; and
(v)	$7.0 million of the 110 N. Wacker mortgage.

Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid but may be subject to a prepayment penalty equal to a yield maintenance premium, defeasance, or a percentage of the loan balance. As of September 30, 2016, land, buildings and equipment and developments with a net book value basis of $3.0 billion have been pledged as collateral for our mortgages, notes and loans payable.

As of September 30, 2016, we were in compliance with all of the financial covenants related to our debt agreements.

Master Planned Communities

On November 9, 2015, we refinanced $15.2 million of existing debt in connection with closing on a modification which increased the Bridgeland Credit Facility to $65.0 million. The facility bears interest at three-month LIBOR plus 3.15%, with a 4.60% floor, and has an initial maturity date of November 2020 with two, one-year extension options. The proceeds are providing working capital at Bridgeland for development efforts necessary to meet the demand of homebuilders for finished lots in the community.

The Woodlands Master Credit Facility was amended and restated on July 31, 2015 to a $200.0 million maximum facility amount consisting of a $100.0 million term loan and a $100.0 million revolver (together, the “TWL Facility”). The TWL Facility bears interest at one-month LIBOR plus 2.75% and had an August 2016 initial maturity date with two, one–year extension options. In July 2016, we exercised our first one-year extension option, which reduced the total commitment to

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

$175.0 million. Semi-annual principal payments of $25.0 million begin on December 31, 2016 and continue through the second, optional one-year extension period. The TWL Facility and The Woodlands Resort & Conference Center loans are recourse to the entities that directly own The Woodlands operations. The TWL Facility also contains certain covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to us based on a loan‑to‑value test. The amendment also modified certain covenants to allow for more construction loan guarantees by the entities that directly own The Woodlands than would otherwise have been permitted by the prior facility.

The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that we previously paid with respect to such proportionate share of the bond. In the nine months ended September 30, 2016, no new SID bonds were issued and $5.5 million in obligations were assumed by buyers.

Operating Assets

On September 12, 2016, we amended and restated the $238.7 million first mortgage secured by Ward Village. The non-recourse term loan bears interest at one-month LIBOR plus 2.50% with an initial maturity date of September 12, 2021, with two, one-year extension options. $119.4 million of the outstanding principal balance is swapped to a 3.64% fixed-rate through maturity. There was no undrawn availability on this loan as of September 30, 2016.

Strategic Developments

On October 7, 2016 we closed on a $33.2 million non-recourse construction loan for Two Merriweather, bearing interest at one-month LIBOR plus 2.5% with an initial maturity date of October 7, 2020 and a one-year extension option.

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

NOTE 10 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to interest rate risk related to our variable interest rate debt, and we manage this risk by utilizing interest rate derivatives. Our objective in using interest rate derivatives is to add stability to interest costs by reducing our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps, forward-starting swaps, and caps as part of our interest rate risk management strategy. As of September 30, 2016, we had interest rate swaps with gross notional amounts of $326.0 million and a $100.0 million interest rate cap, all of which were designated as effective cash flow hedges of interest rate risk. We also have $250.0 million in gross notional amounts of forward-starting interest rate swaps that become effective December 31, 2017 to hedge a portion of anticipated future fixed-rate debt issuance.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company’s fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. The forward-starting interest rate swaps are designated as cash flow hedges of the variability of the anticipated interest

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

rate of our long-term financing needs at our Downtown Summerlin property. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up‑front premium.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2016 and September 30, 2015, the ineffective portion recorded in earnings was insignificant.

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

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable‑rate debt. Over the next 12 months, we estimate that an additional $1.9 million will be reclassified to interest expense.

The table below presents the fair value of our derivative financial instruments, which are included in accounts payable and accrued liabilities in the condensed consolidated balance sheets:

	September 30,	December 31,
(In thousands)	2016	2015
Interest Rate Swaps & Caps	$3,035	$2,292
Forward-Starting Swaps	24,759	1,925
Total derivatives designated as hedging instruments	$27,794	$4,217

The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Location of Loss	2016	2015
(In thousands) Cash Flow Hedges	Amount of (Loss) Recognized in OCI	Amount of (Loss) Recognized in OCI	Reclassified from AOCI into Earnings	Amount of (Loss) Reclassified from AOCI into Earnings	Amount of (Loss) Reclassified from AOCI into Earnings
Interest Rate Swaps & Caps	$(203)	$(877)	Interest Expense	$(356)	$(466)
Forward-Starting Swaps	344	—	Interest Expense	—	—
	$141	$(877)		$(356)	$(466)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Location of Loss	2016	2015
(In thousands) Cash Flow Hedges	Amount of (Loss) Recognized in OCI	Amount of (Loss) Recognized in OCI	Reclassified from AOCI into Earnings	Amount of (Loss) Reclassified from AOCI into Earnings	Amount of (Loss) Reclassified from AOCI into Earnings
Interest Rate Swaps & Caps	$(1,409)	$(979)	Interest Expense	$(1,099)	$(1,276)
Forward-Starting Swaps	(14,566)	—	Interest Expense	—	—
	$(15,975)	$(979)		$(1,099)	$(1,276)

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 11   INCOME TAXES

Unrecognized tax benefits pursuant to uncertain tax positions were $35.4 million and $36.5 million as of September 30, 2016 and December 31, 2015, respectively, none of which would impact our effective tax rate.

We have significant permanent differences, primarily from warrant liability gains and losses and changes in valuation allowances that cause our effective tax rate to deviate from statutory rates. The effective tax rates, based upon actual operating results, were 56.0% and 39.1% for the three and nine months ended September 30, 2016 compared to 10.5% and 19.7% for the three and nine months ended September 30, 2015. The changes in the tax rates were primarily attributable to changes in the warrant liability, valuation allowance related to our deferred tax assets, as well as other items which are permanent differences for tax purposes.

The increase in deferred tax liabilities between December 31, 2015 and September 30, 2016 is due primarily to the utilization of federal tax assets used to offset both the tax gain on the sale of the 80 South Street Assemblage and other sources of operating income.

NOTE 12 STOCK BASED PLANS

Our stock based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2015.

Stock Options

The following table summarizes our stock option plan:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at December 31, 2015	1,086,040	$77.11
Granted	146,000	108.93
Exercised	(3,000)	60.33
Forfeited	(51,000)	125.62
Stock Options outstanding at September 30, 2016	1,178,040	78.96

Compensation costs related to stock options were $1.2 million and $3.5 million for the three and nine months ended September 30, 2016, respectively, of which $0.3 million and $1.1 million were capitalized to development projects during the same periods. Stock option costs were $1.2 million and $2.9 million for the three and nine months ended September 30, 2015, respectively, of which $0.6 million and $1.5 million were capitalized to development projects during the same periods.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Restricted Stock

The following table summarizes restricted stock activity:

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 31, 2015	242,556	$100.15
Granted	136,198	67.80
Vested	(37,670)	83.47
Forfeited	(4,985)	86.48
Restricted Stock outstanding at September 30, 2016	336,099	89.11

Compensation costs related to restricted stock awards was $1.2 million and $4.4 million for the three and nine months ended September 30, 2016, respectively, of which $0.3 million and $0.9 million were capitalized to development projects during the same periods. Compensation costs related to restricted stock awards was $1.5 million and $4.0 million for the three and nine months ended September 30, 2015, respectively, of which $0.2 million and $0.6 million were capitalized to development projects during the same periods.

NOTE 13 OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of Prepaid expenses and other assets.

	September 30,	December 31,
(In thousands)	2016	2015
Condominium receivables (a)	$169,642	$191,037
Condominium deposits	478,251	55,749
Special Improvement District receivable	66,300	72,558
In-place leases	16,254	22,139
Below-market ground leases	19,071	19,325
Above-market tenant leases	2,505	3,581
Equipment, net of accumulated depreciation of $4.9 million and $3.9 million, respectively	17,930	18,772
Security and escrow deposits	10,381	17,599
Tenant incentives and other receivables	8,811	10,480
Prepaid expenses	11,743	8,474
Federal income tax receivable	11,564	11,972
Intangibles	4,085	4,045
Uncertain tax position asset	256	112
Other	3,447	5,347
	$820,240	$441,190

(a)	Approximately $32.3 million are expected to be collected in 2016 and $137.3 million are expected to be collected in 2017, based upon anticipated closings of the respective condominium projects.

The $379.1 million net increase primarily relates to the following:

A $422.5 million increase in condominium deposits due to cash buyers remitting the remaining balance of the sales prices in full prior to closing as required in the sales contracts; $3.3 million increase in prepaid expenses; and $0.1 million in other increases.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

These increases were partially offset by the following decreases: a $21.4 million decrease in condominium receivables due primarily to remittance of the remaining balance of the sales price in full by cash buyers prior to closing; a net $7.2 million decrease in security and escrow deposits mostly attributable to our January 2016 investment in the Grandview SHG, LLC joint venture; a $6.3 million decrease in SID receivable due to reimbursement for construction expenditures; a decrease of $5.9 million relating primarily to the amortization of in-place leases; a net decrease in other prepaids of $1.9 million; and a $4.1 million decrease in various other accounts.

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses.

	September 30,	December 31,
(In thousands)	2016	2015
Construction payables	$188,501	$185,731
Deferred income	104,686	117,730
Condominium deposit liabilities	106,258	50,192
Accounts payable and accrued expenses	42,179	33,928
Tenant and other deposits	33,740	34,894
Accrued interest	29,014	16,504
Accrued payroll and other employee liabilities	24,313	31,271
Accrued real estate taxes	19,875	15,134
Interest rate swaps	27,794	4,217
Straight-line ground rent liability (a)	12,962	10,757
Above-market ground leases	1,994	2,113
Other	11,921	12,883
	$603,237	$515,354

(a)	Straight-line ground rent was previously reported in Other.

Total accounts payable and accrued expenses increased by $87.9 million primarily due to the following:

A $56.1 million increase in condominium deposits liability due to starting sales at Ke Kilohana and continued sales and additional deposit requirements at Ae'o; an increase of $8.3 million in accounts payable and accrued expenses; an increase of $23.6 million in interest rate swaps liability primarily due to a decrease in fair value of the forward-starting swaps; an increase of $12.5 million in accrued interest primarily due to six months of accrued interest at September 30, 2016 as compared to three months of accrued interest at December 2015 for our Senior Notes; $4.7 million increase in accrued real estate taxes; and $4.9 million in other immaterial accounts.

These increases are partially offset by the following: decrease of $13.0 million in deferred income due to the recognition of income on projects as the performance obligations are fulfilled; decrease of $7.0 million in accrued payroll and other employee liabilities primarily due to the payment of bonuses in the first quarter 2016; and $2.2 million in other immaterial decreases.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The following table summarizes AOCI for the period indicated:

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015
Balance as of June 30	$(24,152)	$(7,116)
Other comprehensive loss before reclassifications	(22)	(919)
Loss reclassified from accumulated other comprehensive loss to net income (loss)	356	466
Net current-period other comprehensive income (loss)	334	(453)
Balance as of September 30	$(23,818)	$(7,569)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Balance as of December 31	$(7,889)	$(7,712)
Other comprehensive loss before reclassifications	(17,028)	(1,133)
Loss reclassified from accumulated other comprehensive loss to net income (loss)	1,099	1,276
Net current-period other comprehensive loss	(15,929)	143
Balance as of September 30	$(23,818)	$(7,569)

The following table summarizes the amounts reclassified out of AOCI for the period indicated:

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
	For the Three Months Ended	For the Nine Months Ended	Affected line item in the
Accumulated Other Comprehensive Income (Loss) Components	September 30, 2016	September 30, 2016	Statement of Operations
Losses on cash flow hedges	$558	$1,752	Interest expense
Interest rate swap contracts	(202)	(653)	Provision for income taxes
Total reclassifications for the period	$356	$1,099	Net of tax

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
	For the Three Months Ended	For the Nine Months Ended	Affected line item in the
Accumulated Other Comprehensive Income (Loss) Components	September 30, 2015	September 30, 2015	Statement of Operations
Losses on cash flow hedges	$746	$2,046	Interest expense
Interest rate swap contracts	(280)	(770)	Provision for income taxes
Total reclassifications for the period	$466	$1,276	Net of tax

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

We had outstanding letters of credit and surety bonds totaling $116.0 million and $86.1 million as of September 30, 2016 and December 31, 2015, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

On June 27, 2013, the City of New York executed the amended and restated ground lease for South Street Seaport. The restated lease terms provide for annual fixed base rent of $1.2 million starting July 1, 2013 with an expiration of December 30, 2072, including our options to extend. The rent escalates at 3.0% compounded annually. On July 1, 2048 the base rent will be adjusted to the higher of the fair market value or the then base rent. In addition to the annual base rent, we are required to make annual payments of $210,000 for the esplanade as additional rent through the term of the lease. The additional rent escalates annually at the Consumer Price Index. Simultaneously with the execution of the lease, we executed a completion guaranty for the redevelopment of Pier 17 by 2017.

In the fourth quarter 2012, the historic area of South Street Seaport suffered damage due to flooding as a result of Superstorm Sandy. Reconstruction efforts are ongoing and the property has only partially operated over the last three years. We have received $54.1 million in insurance proceeds, and we recognized Other income of $6.2 million and $0.3 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, for the receipt of insurance proceeds related to our claim. This matter is currently being litigated, and there can be no assurance that we will collect additional insurance proceeds.

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

•

Operating Assets – includes retail, office, hospitality and multi-family properties along with other real estate investments. These assets are currently generating revenues and are comprised of commercial real estate properties developed or acquired by us, and properties where we believe there is an opportunity to redevelop, reposition or sell to improve segment performance or to recycle capital.

•

Strategic Developments – includes our residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The assets included in each segment as of September 30, 2016, are contained in the following chart:

Master Planned			Strategic
Communities	Operating Assets		Developments

	Retail	Office	Under Construction
• Bridgeland	▪ Columbia Regional Building	▪ 10-70 Columbia Corporate Center	▪ Ae'o
• Maryland	▪ Cottonwood Square	▪ Columbia Office Properties	▪ Anaha
• Summerlin	▪ Creekside Village Green (b)	▪ 1725-35 Hughes Landing Boulevard (b)	▪ Circle T Ranch and
• The Woodlands	▪ Downtown Summerlin	▪ One Hughes Landing	Power Center (a)
• The Woodlands Hills	▪ Hughes Landing Retail (b)	▪ Two Hughes Landing (b)	▪ Constellation (a)
	▪ 1701 Lake Robbins	▪ Three Hughes Landing (c)	▪ HHC 242 Self-Storage
	▪ Lakeland Village Center (c)	▪ 2201 Lake Woodlands Drive	▪ HHC 2978 Self-Storage
Other	▪ Landmark Mall	▪ 9303 New Trails	▪ Ke Kilohana
• The Summit (a)	▪ Outlet Collection at Riverwalk	▪ 110 N. Wacker	▪ m.flats (formerly Parcel C) (a)
	▪ Park West	▪ ONE Summerlin (b)	▪ One Merriweather
	▪ South Street Seaport	▪ 3831 Technology Forest Drive	▪ Two Merriweather
	(under construction)	▪ 3 Waterway Square	▪ Waiea
	▪ Ward Village	▪ 4 Waterway Square
	▪ 20/25 Waterway Avenue	▪ 1400 Woodloch Forest	Other
	▪ Waterway Garage Retail		▪ Alameda Plaza
▪ AllenTowne
	Multi-family	Other	▪ Bridges at Mint Hill
	▪ Millennium Waterway Apartments	▪ Clark County Las Vegas Stadium (a)	▪ Century Plaza Mall
	▪ Millennium Six Pines Apartments	▪ Kewalo Basin Harbor	▪ Cottonwood Mall
	▪ One Lakes Edge (b)	▪ Merriweather Post Pavilion	▪ 80% Interest in Fashion
	▪ 85 South Street	▪ Stewart Title of Montgomery	Show Air Rights
	▪ The Metropolitan Downtown	County, TX (a)	▪ Gateway Towers
	Columbia (a) (b)	▪ Summerlin Hospital Medical	▪ Kendall Town Center
		Center (a)	▪ Lakemoor (Volo) Land
	Hospitality	▪ The Woodlands Parking Garages	▪ Maui Ranch Land
	▪ Embassy Suites at Hughes Landing (b)	▪ Woodlands Sarofim #1 (a)	▪ The Outlet Collection at Elk Grove
	▪ Grandview SHG, LLC (a)		▪ West Windsor
▪ The Westin at The Woodlands (c)
▪ The Woodlands Resort &
Conference Center

(a)	A non-consolidated investment. Refer to Note 8 – Real Estate and Other Affiliates.
(b)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2015.
(c)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2016.

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

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate other income, corporate interest income, corporate interest and depreciation expense, provision for income taxes, warrant liability gain (loss), gains or losses on sales of operating properties and gain on acquisition of joint venture partner’s interest. We present REP EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure of a company’s historical operating performance and its ability to service and obtain financing. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT is appropriate to provide additional information to investors.

Segment operating results are as follows:

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Master Planned Communities
Land sales	$44,128	$45,423	$147,168	$138,937
Builder price participation	4,483	6,680	15,631	20,285
Minimum rents	95	171	376	601
Other land revenues	2,585	4,612	8,357	11,038
Other rental and property revenues	13	23	33	30
Total revenues	51,304	56,909	171,565	170,891

Cost of sales – land	21,432	19,674	66,128	67,806
Land sales operations	6,797	7,293	19,603	24,593
Land sales real estate and business taxes	2,419	3,056	7,013	7,702
Depreciation and amortization	72	89	236	279
Interest income	(5)	(14)	(26)	(45)
Interest expense (*)	(5,248)	(4,210)	(15,591)	(13,656)
Equity in earnings in Real Estate and Other Affiliates	(13,699)	—	(22,573)	—
Total expenses, net of other income	11,768	25,888	54,790	86,679
MPC EBT	39,536	31,021	116,775	84,212

Operating Assets
Minimum rents	44,736	37,565	127,663	108,574
Tenant recoveries	11,652	10,685	33,089	30,951
Hospitality revenues	14,088	11,772	46,126	35,256
Other rental and property revenues	3,471	7,400	10,974	20,645
Total revenues	73,947	67,422	217,852	195,426

Other property operating costs	15,611	15,659	43,559	51,495
Real estate taxes	6,406	6,447	19,257	17,956
Rental property maintenance costs	3,247	2,968	8,893	8,380
Hospitality costs	12,662	8,767	37,379	26,738
Provision for doubtful accounts	1,940	975	4,566	3,050
Demolition costs	16	798	494	2,411
Provision for impairment	35,734	—	35,734	—
Development-related marketing costs	1,950	2,367	5,038	7,381
Depreciation and amortization	20,732	22,936	64,546	64,585
Other income, net	(13)	—	(3,126)	—
Interest income	(3)	(10)	(19)	(29)
Interest expense	9,772	8,002	29,041	22,124
Equity in earnings from Real Estate and Other Affiliates	209	(289)	(2,617)	(1,333)
Total expenses, net of other income	108,263	68,620	242,745	202,758
Operating Assets EBT	(34,316)	(1,198)	(24,893)	(7,332)

Strategic Developments
Minimum rents	79	78	216	822
Tenant recoveries	5	7	19	109
Condominium rights and unit sales	115,407	78,992	362,613	200,362
Other land revenues	10	5	30	17
Other rental and property revenues	54	29	328	68
Total revenues	115,555	79,111	363,206	201,378

Condominium rights and unit cost of sales	83,218	47,573	237,759	126,747
Other property operating costs	924	1,021	3,954	2,964
Real estate taxes	627	461	1,853	1,720
Rental property maintenance costs	85	126	324	358
Provision for doubtful accounts	—	32	63	32
Demolition costs	240	226	724	226
Development-related marketing costs	2,766	5,272	10,548	12,095
Depreciation and amortization	659	528	1,978	2,145
Other income, net	(298)	435	(542)	101
Interest income	(140)	(21)	(271)	(188)
Interest expense (*)	(1,731)	(1,903)	(4,764)	(5,289)
Equity in earnings from Real Estate and Other Affiliates	(3)	(6)	(10,510)	(1,831)
Gain on sale of 80 South Street Assemblage	(70)	—	(140,549)	—
Total expenses, net of other income	86,277	53,744	100,567	139,080
Strategic Developments EBT	29,278	25,367	262,639	62,298
REP EBT	$34,498	$55,190	$354,521	$139,178

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(*) Negative interest expense amounts are due to interest capitalized in our Master Planned Communities and Strategic Developments segments related to Operating Assets segment debt and the Senior Notes.

The following reconciles REP EBT to GAAP income (loss) before taxes:

Reconciliation of REP EBT to GAAP income (loss) before taxes	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
REP EBT	$34,498	$55,190	$354,521	$139,178
General and administrative	(21,128)	(18,526)	(61,505)	(57,095)
Corporate interest expense, net	(13,263)	(13,262)	(39,358)	(39,709)
Warrant liability gain (loss)	(7,300)	123,640	(21,630)	57,450
Corporate other income expense, net	123	(222)	6,190	1,304
Gain on sale of The Club at Carlton Woods	—	29,073	—	29,073
Gain on acquisition of joint venture partner’s interest	27,087	—	27,087	—
Corporate depreciation and amortization	(1,859)	(1,444)	(4,486)	(4,568)
Income before taxes	$18,158	$174,449	$260,819	$125,633

The following reconciles segment revenues to GAAP consolidated revenues:

Reconciliation of Segment Basis Revenues to GAAP Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Master Planned Communities	$51,304	$56,909	$171,565	$170,891
Operating Assets	73,947	67,422	217,852	195,426
Strategic Developments	115,555	79,111	363,206	201,378
Total revenues	$240,806	$203,442	$752,623	$567,695

The assets by segment and the reconciliation of total segment assets to the total assets in the condensed consolidated balance sheets are summarized as follows:

	September 30,	December 31,
(In thousands)	2016	2015
Master Planned Communities	$2,026,761	$2,022,524
Operating Assets	2,580,682	2,365,724
Strategic Developments	1,314,753	1,138,695
Total segment assets	5,922,196	5,526,943
Corporate and other	548,187	194,639
Total assets	$6,470,383	$5,721,582

The $176.1 million increase in the Strategic Developments segment asset balance as of September 30, 2016 compared to December 31, 2015 is primarily due to the receipt of cash for the remaining sales price from cash buyers at Waiea prior to closing.

The increase in the Operating Assets segment asset balance as of September 30, 2016 of $215.0 million compared to December 31, 2015 is primarily due to the buyout of our partner’s interest in Millennium Six Pines Apartments (formerly known as Millennium Woodlands Phase II, LLC), placing in service The Westin at The Woodlands, Three Hughes Landing, Lakeland Village Center and additional development expenditures at South Street Seaport.

The $353.5 million increase in the Corporate and other asset balance as of September 30, 2016 compared to December 31, 2015 is primarily due to the proceeds from the 80 South Street sale in March 2016. The development costs were reported

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

in the Strategic Developments segment at year end and the cash is reported in Corporate and other as of September 30, 2016.

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

Real Estate Property Earnings Before Taxes

We use a number of operating measures for assessing operating performance of properties within our segments, some of which may not be common among all three of our segments. We believe that investors may find some operating measures more useful than others when separately evaluating each segment. One common operating measure used to assess operating results for our business segments is Real Estate Property Earnings Before Taxes (“REP EBT”). We believe REP EBT provides useful information about the operating performance of our properties because it excludes certain non-

recurring and non-cash items, which we believe are not indicative of our core business. REP EBT may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

REP EBT, as it relates to our business, is defined as net income (loss) excluding general and administrative expenses, corporate other income, corporate interest income, corporate interest and depreciation expense, provision for income taxes, warrant liability gain (loss), gain or loss on sale of operating properties and gain on acquisition of joint venture partner’s interest. We also provide a measure of Adjusted Operating Assets REP EBT, which excludes depreciation and amortization, development-related demolition and marketing costs and provision for impairment. We present REP EBT because we use these measures, among others, internally to assess the core operating performance of our assets. We also present these measures because we believe certain investors use them as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate REP EBT and the exclusion of other non-operating items from REP EBT to calculate Adjusted Operating Assets REP EBT is appropriate to provide additional information to investors. A reconciliation of REP EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 16 – Segments. A reconciliation of Adjusted Operating Assets EBT to Operating Assets EBT is included in the Operating Assets discussion.

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

Operating Assets Net Operating Income

We believe that net operating income (“NOI”) is a useful supplemental measure of the performance of our Operating Assets because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs. We define NOI as operating revenues (rental income, tenant recoveries and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight-line rents and amortization of tenant incentives, net interest expense, ground rent amortization, demolition costs, amortization, depreciation, development-related marketing costs and Equity in earnings from Real Estate and Other Affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that factors, which vary by property, such as lease structure, lease rates and tenant base have on our operating results, gross margins and investment returns.

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

The following table reflects our results of operations for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	Change	2016	2015	Change
Revenues
MPC segment revenues	$51,304	$56,909	$(5,605)	$171,565	$170,891	$674
Operating Assets segment revenues	73,947	67,422	6,525	217,852	195,426	22,426
Strategic Developments segment revenues	115,555	79,111	36,444	363,206	201,378	161,828
Total revenues	$240,806	$203,442	$37,364	$752,623	$567,695	$184,928

MPC segment REP EBT	$39,536	$31,021	$8,515	$116,775	$84,212	$32,563
Operating Assets segment REP EBT	(34,316)	(1,198)	(33,118)	(24,893)	(7,332)	(17,561)
Strategic Developments segment REP EBT	29,278	25,367	3,911	262,639	62,298	200,341
Total segment REP EBT (a)	34,498	55,190	(20,692)	354,521	139,178	215,343
General and administrative	(21,128)	(18,526)	(2,602)	(61,505)	(57,095)	(4,410)
Corporate interest expense, net	(13,263)	(13,262)	(1)	(39,358)	(39,709)	351
Warrant liability (loss) gain	(7,300)	123,640	(130,940)	(21,630)	57,450	(79,080)
Gain on acquisition of joint venture partner's interest	27,087	—	27,087	27,087	—	27,087
Gain on sale of The Club at Carlton Woods	—	29,073	(29,073)	—	29,073	(29,073)
Corporate other income (expense), net	123	(222)	345	6,190	1,304	4,886
Corporate depreciation and amortization	(1,859)	(1,444)	(415)	(4,486)	(4,568)	82
Provision for income taxes	(10,162)	(18,237)	8,075	(102,088)	(24,795)	(77,293)
Net income (loss)	7,996	156,212	(148,216)	158,731	100,838	57,893
Net loss (income) attributable to noncontrolling interests	(23)	12	(35)	(23)	—	(23)
Net income (loss) attributable to common stockholders	$7,973	$156,224	$(148,251)	$158,708	$100,838	$57,870

Diluted income (loss) per share	$0.19	$0.76	$(0.57)	$3.72	$1.01	$2.70

(a)

Total segment REP EBT includes depreciation and amortization expense for assets placed in service. Non-cash total segment depreciation and amortization, primarily relating to Operating Assets recently placed in service, is currently offsetting the net operating income generated from these properties because they typically will not stabilize for 12 – 36 months after they are placed in service, but the full amount of their annual depreciation and amortization begins when they are placed in service. The following table shows the amounts included in segment REP EBT  related to non-cash depreciation and amortization:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Total segment depreciation and amortization	$21,463	$23,553	$(2,090)	$66,760	$67,009	$(249)

Total revenues for the three and nine months ended September 30, 2016 increased compared to the same period in 2015 due to higher revenues in our Operating Assets and Strategic Developments segments. Generally, MPC revenues fluctuate during the year; therefore, a better measurement of performance is the full year impact instead of quarterly results. See “Segment Operations” below for more discussion of the individual segments.

General and administrative expenses for the three and nine months ended September 30, 2016 increased compared to the same periods in 2015. For the three months ended September 30, 2016, the increase is primarily due to $1.9 million of higher compensation costs related to headcount and $0.6 million of increased information technology costs due to system implementations and upgrades compared to the same period in the prior year. For the nine months ended September 30, 2016, the increase is primarily due to $2.4 million of higher compensation costs related to headcount and $1.8 million of increased information technology costs due to system implementations and upgrades compared to the same period in the prior year.

We realized a gain of $27.1 million in the three and nine months ended September 30, 2016 related to the acquisition of our Millennium Six Pines Apartments (formerly known as Millennium Woodlands Phase II, LLC) joint venture partner’s interest. In accordance with ASC 805, we remeasured to fair value our equity interest held in the joint venture as of the July 20, 2016 acquisition date. We also realized a gain of $29.1 million in the three and nine months ended September 30, 2015 relating to the September 2015 sale of The Club at Carlton Woods for net cash proceeds of $25.1 million and purchaser’s assumption of net liabilities of $4.0 million.

Provision for income taxes decreased for the three months ended September 30, 2016 due to a tax benefit recognized for the provision for impairment for Park West. The increase in the provision for income taxes for the nine months ended September 30, 2016 is due to increases in pre-tax earnings, as noted on the Condensed Consolidated Statement of Operations, adjusted to exclude the non-taxable warrant gain (loss) which has no impact on our tax provision.

We have significant permanent differences, primarily due to warrant liability gains and losses and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rates, based upon actual operating results were 56.0% and 39.1% for the three and nine months ended September 30, 2016 compared to 10.5% and 19.7% for the three and nine months ended September 30, 2015. The changes in the tax rate were primarily attributable to changes in the warrant liability, valuation allowance related to our deferred tax asset, as well as other items which are permanent differences for tax purposes. If changes in the warrant liability, valuation allowance, unrecognized tax benefits, and other material discrete adjustments to deferred tax liabilities were excluded from the effective tax rate computation, the adjusted effective tax rates would have been 42.6% and 37.4% for the three and nine months ended September 30, 2016, respectively, compared to 35.0% and 35.2% for three and nine months ended September 30, 2015.

The decrease in Net income attributable to common stockholders for the three months ended September 30, 2016 compared to the same period in 2015 is primarily due to a warrant liability loss in 2016 as compared to a gain in 2015, and a provision for impairment in our Operating Assets segment REP EBT offset by increased REP EBT in our MPC and Strategic Developments segments. The increase in Net income (loss) attributable to common stockholders for the nine months ended September 30, 2016 compared to the same period in 2015 is primarily due to significant growth in Strategic Developments REP EBT from higher condominium rights and unit revenue recognition and a gain of $140.5 million on the sale of the 80 South Street Assemblage. The increase is also due to higher MPC segment REP EBT. These increases are partially offset by a provision for impairment in our Operating Assets segment REP EBT, a warrant liability loss and an increased provision for income taxes.

Please refer to the individual segment operations sections that follow for explanations of segment performance.

Segment Operations

Please refer to Note 16 - Segments for additional information including reconciliations of our segment basis results to generally accepted accounting principles (“GAAP”) basis results.

Master Planned Communities Revenues and Expenses (*)

For the three months ended September 30, 2016 and 2015

(In thousands, except %)

	Bridgeland		Maryland Communities				Summerlin		The Woodlands			The Woodlands Hills		Total MPC
(In thousands)	2016	2015	2016		2015		2016	2015	2016		2015	2016	2015	2016	2015
Land sales (a)	$7,210	$11,387	$—		$—		$26,336	$16,718	$10,582		$17,318	$—	$—	$44,128	$45,423
Builder price participation	160	292	—		—		4,221	5,453	102		935	—	—	4,483	6,680
Minimum rents	—	—	—		—		95	171	—		—	—	—	95	171
Other land sale revenues	96	68	413		413		1,975	2,163	95		1,968	6	—	2,585	4,612
Other rental and property revenues	—	—	—		—		17	23	—		—	(4)	—	13	23
Total revenues	7,466	11,747	413		413		32,644	24,528	10,779		20,221	2	—	51,304	56,909

Cost of sales - land	2,255	3,503	—		—		13,558	9,499	5,619		6,672	—	—	21,432	19,674
Land sales operations	1,373	1,172	484		501		2,114	2,241	2,739		3,379	87	—	6,797	7,293
Land sales real estate and business taxes	411	610	159		159		630	1,037	1,196		1,225	23	25	2,419	3,056
Depreciation and amortization	23	26	3		5		16	28	30		30	—	—	72	89
Total expenses	4,062	5,311	646		665		16,318	12,805	9,584		11,306	110	25	30,720	30,112

Operating income	3,404	6,436	(233)		(252)		16,326	11,723	1,195		8,915	(108)	(25)	20,584	26,797
Interest expense, net (b)	(2,366)	(2,159)	3		(8)		(3,982)	(3,511)	1,240		1,585	(148)	(131)	(5,253)	(4,224)
Equity in earnings in Real Estate and Other Affiliates (c)	—	—	—		—		(13,699)	—	—		—	—	—	(13,699)	—
MPC REP EBT	$5,770	$8,595	$(236)	(d)	$(244)	(d)	$34,007	$15,234	$(45)	(e)	$7,330	$40	$106	$39,536	$31,021

Gross Margin % (f)	68.7%	69.2%	NM		NM		48.5%	43.2%	46.9%		61.5%	NM	NM	51.4%	56.7%

(*)    For a reconciliation of MPC REP EBT to consolidated income (loss) before taxes, refer to Note 16 – Segments.

(a)	Land sales includes deferred revenue from land sales closed in a previous period which met criteria for recognition in the current period.
(b)	Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets segment and corporate debt.
(c)	Equity in earnings in Real Estate and Other Affiliates is our share of earnings in The Summit joint venture which commenced lot sales in 2016.
(d)	The negative MPC REP EBT in Maryland is due to no land sales in 2016 or 2015; however, certain costs such as real estate taxes and administrative expenses continue to be incurred.
(e)

The number of residential lots sold decreased from 88 to 79 and the number of commercial acres sold decreased from 3.3 acres to zero for the three months ended September 30, 2016 compared to the same period in 2015, resulting in negative MPC REP EBT at The Woodlands.

(f)	Gross Margin % is the ratio of Land sales less Cost of sales-land, divided by Land sales.

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

In the third quarter 2016, the gross margin for The Woodlands decreased by 14.4% due to downward adjustments in the lot prices for some product lines and a decrease in commercial acreage sold. For selected lot sizes, lot prices were reduced to meet current market conditions and to help stimulate lot sales. Most of the lot sales in the third quarter were in the product lines where the lot sale prices were adjusted. Subsequent home sales have been responding positively and we believe that further reductions for these lot sizes will not be required. Also, in the third quarter 2015 there was a large commercial land sale that contributed to the higher gross margin.

Cost of sales – land includes both actual and estimated future costs allocated based upon relative sales value to the lots or land parcels in each of the villages and neighborhoods in our MPCs.

Interest expense, net reflects the amount of interest that is capitalized at the project level.

Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for our superpad sites and lots; therefore, we use this statistic where relevant in the discussion of our MPC operating results. Net new home sales reflect home sales made by homebuilders, less cancellations. Cancelations occur when a home buyer signs a contract to purchase a home, but later fails to qualify for a home mortgage or is unable to provide an adequate down payment to complete the home sale.

Master Planned Communities Revenues and Expenses (*)

For the nine months ended September 30, 2016 and 2015

(In thousands, except %)

	Bridgeland		Maryland Communities				Summerlin		The Woodlands			The Woodlands Hills		Total MPC
(In thousands)	2016	2015	2016		2015		2016	2015	2016		2015	2016	2015	2016	2015
Land sales (a)	$15,991	$17,460	$—		$—		$106,341	$87,837	$24,836		$33,640	$—	$—	$147,168	$138,937
Builder price participation	595	813	—		—		13,535	15,995	1,501		3,477	—	—	15,631	20,285
Minimum rents	—	—	—		—		376	601	—		—	—	—	376	601
Other land sale revenues	206	270	416		466		7,396	5,617	328		4,685	11	—	8,357	11,038
Other rental and property revenues	—	—	—		—		33	30	—		—	—	—	33	30
Total revenues	16,792	18,543	416		466		127,681	110,080	26,665		41,802	11	—	171,565	170,891

Cost of sales - land	5,234	5,707	—		—		49,603	49,886	11,291		12,213	—	—	66,128	67,806
Land sales operations	3,635	3,102	604		703		6,431	8,604	8,747		12,181	186	3	19,603	24,593
Land sales real estate and business taxes	898	757	483		488		1,784	2,892	3,779		3,512	69	53	7,013	7,702
Depreciation and amortization	70	85	13		16		62	89	91		89	—	—	236	279
Total expenses	9,837	9,651	1,100		1,207		57,880	61,471	23,908		27,995	255	56	92,980	100,380

Operating income	6,955	8,892	(684)		(741)		69,801	48,609	2,757		13,807	(244)	(56)	78,585	70,511
Interest expense, net (b)	(7,053)	(6,756)	(4)		(25)		(12,438)	(10,567)	4,307		4,101	(429)	(454)	(15,617)	(13,701)
Equity in earnings in Real Estate and Other Affiliates (c)	—	—	—		—		(22,573)	—	—		—	—	—	(22,573)	—
MPC REP EBT	$14,008	$15,648	$(680)	(d)	$(716)	(d)	$104,812	$59,176	$(1,550)	(e)	$9,706	$185	$398	$116,775	$84,212

Gross Margin % (f)	67.3%	67.3%	NM		NM		53.4%	43.2%	54.5%		63.7%	NM	NM	55.1%	51.2%

(*)     For a reconciliation of MPC REP EBT to consolidated income (loss) before taxes, refer to Note 16 – Segments.

(a)	Land sales includes deferred revenue from land sales closed in a previous period which met criteria for recognition in the current period.
(b)	Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets segment and corporate debt.
(c)	Equity in earnings in Real Estate and Other Affiliates is our share of earnings in The Summit joint venture which commenced lot sales in 2016.

(d)	The negative MPC REP EBT in Maryland is due to no land sales in 2016 or 2015; however, certain costs such as real estate taxes and administrative expenses continue to be incurred.
(e)	The number of residential lots sold decreased from 177 to 105 for the nine months ended September 30, 2016 compared to the same period in 2015, resulting in negative MPC REP EBT at The Woodlands.
(f)	Gross margin % is the ratio of Land sales less Cost of sales-land, divided by Land sales.

NM – Not meaningful

		Summary of MPC Land Sales Closed in the Three Months Ended September 30,

	Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
($ In thousands)	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Bridgeland
Residential
Single family - detached	$4,687	$2,273	12.2	5.8	69	34	$384	$392	$68	$67
Commercial
Not-for-profit	—	20,475	—	160.2	—	—	—	128	—	—
Total	4,687	22,748	12.2	166.0	69	34	384	137	68	67
$ Change	(18,061)		(153.8)		35		247		1
% Change	(79.4%)		(92.7%)		102.9%		180.3%		1.5%

Maryland Communities
No land sales

Summerlin
Residential
Superpad sites	15,000	17,754	30.9	36.1	75	160	485	492	200	111
Custom lots	1,525	1,580	0.8	0.8	2	2	1,906	1,975	763	790
Total	16,525	19,334	31.7	36.9	77	162	521	524	215	119
$ Change	(2,809)		(5.2)		(85)		(3)		96
% Change	(14.5%)		(14.1%)		(52.5%)		(0.6%)		80.7%

The Woodlands
Residential
Single family - detached	10,581	5,609	19.9	9.2	79	32	532	610	134	175
Single family - attached	—	4,872	—	5.0	—	56	—	974	—	87
Commercial
Medical	—	6,837	—	3.3	—	—	—	2,072	—	—
Total	10,581	17,318	19.9	17.5	79	88	532	990	134	119
$ Change	(6,737)		2.4		(9)		(458)		15
% Change	(38.9%)		13.7%		(10.2%)		(46.2%)		12.6%
Total land sales closed in period	$31,793	$59,400	63.8	220.4	225	284

Net recognized (deferred) revenue
Bridgeland	$2,523	$(11,361)
Summerlin	7,649	(2,633)
Total net recognized (deferred) revenue (a)	10,172	(13,994)
Special Improvement District revenue	2,163	17
Total land sales revenue - GAAP basis	$44,128	$45,423
(a)

Represents revenues on sales closed in prior periods where revenue was previously deferred and met criteria for recognition in the current periods, offset by revenues deferred on sales closed in the current period.

		Summary of MPC Land Sales Closed in the Nine Months Ended September 30,

	Land Sales		Acres Sold		Number of Lots/Units		Price per acre			Price per lot
($ In thousands)	2016	2015	2016	2015	2016	2015	2016		2015	2016	2015
Bridgeland
Residential
Single family - detached	$13,557	$8,346	36.2	21.3	201	94	$375		$392	$67	$89
Commercial
Not-for-profit	—	20,475	—	160.2	—	—	—		128	—	—
Total	13,557	28,821	36.2	181.5	201	94	375		159	67	89
$ Change	(15,264)		(145.3)		107		216			(22)
% Change	(53.0%)		(80.1%)		113.8%		135.8%			(24.7%)

Maryland Communities
No land sales

Summerlin
Residential
Superpad sites	81,987	63,784	201.1	117.2	943	393	408	(a)	544	87	162
Single family - detached	—	13,650	—	14.9	—	75	—		916	—	182
Custom lots	4,170	7,900	2.4	5.3	7	13	1,738		1,491	596	608
Commercial
Not-for-profit	348	—	10.0	—	—	—	35		—	—	—
Other	—	3,136	—	3.6	—	—	—		871	—	—
Total	86,505	88,470	213.5	141.0	950	481	405		627	91	177
$ Change	(1,965)		72.5		469		(222)			(86)
% Change	(2.2%)		51.4%		97.5%		(35.4%)			(48.6%)

The Woodlands
Residential
Single family - detached	14,431	19,468	26.3	31.2	105	112	549		624	137	174
Single family - attached	—	5,280	—	5.8	—	65	—		910	—	81
Commercial
Not-for-profit	—	733	—	5.0	—	—	—		147	—	—
Medical	10,405	6,837	4.3	3.3	—	—	2,420		2,072	—	—
Other	—	1,321	—	0.9	—	—	—		1,468	—	—
Total	24,836	33,639	30.6	46.2	105	177	812		728	137	140
$ Change	(8,803)		(15.6)		(72)		84			(3)
% Change	(26.2%)		(33.8%)		(40.7%)		11.5%			(2.1%)

Total land sales closed in period	$124,898	$150,930	280.3	368.7	1,256	752

Net recognized (deferred) revenue
Bridgeland	$2,435	$(11,361)
Summerlin	13,941	(4,740)
Total net recognized (deferred) revenue (b)	16,376	(16,101)
Special Improvement District revenue	5,894	4,108
Total land sales revenue - GAAP basis	$147,168	$138,937

(a)	Please see discussion below.
(b)

Represents revenues on sales closed in prior periods where revenue was previously deferred and met criteria for recognition in the current periods, offset by revenues deferred on sales closed in the current period.

Houston MPCs

Bridgeland

Residential land sales for the three and nine months ended September 30, 2016 were substantially higher compared to the same periods in 2015 due to increased demand from homebuilders, offset by a $20.5 million decrease in commercial land sales from 2015. While the greater Houston market remains impacted by the ongoing economic stagnancy caused by low oil prices, the Bridgeland submarket has shown improvement in the mid-range of the residential market. For the three and nine months ended September 30, 2016, Bridgeland sold 12.2 and 36.2 residential acres, respectively, compared to 5.8 and 21.3 acres for the same periods in 2015. The average price per residential acre for single-family – detached product decreased slightly for the three and nine months ended September 30, 2016 compared to 2015, by 2.0% and 4.3%, respectively. The decrease is attributable to a combination of lot price adjustments to meet current market conditions and the mix of lots sold in the respective periods. For the three and nine months ended September 30, 2016, there was a larger percentage of smaller, lower priced lots sold than in the same periods in 2015.

There were 74 and 243 new home sales at Bridgeland for the three and nine months ended September 30, 2016, representing an increase of 105.6% and 67.6%, respectively, compared to the same periods in 2015. For the three months ended September 30, 2016, the median price of new homes sold in Bridgeland was $308,000, a 23.6% decrease compared to $403,000 for the same period in 2015. The median price of new homes sold in the nine months ended September 30, 2016 decreased 20.4% to $324,000 compared to $407,000 for the same period in 2015. These decreases in median home pricing are due to the mix of homes sold and reflect increased sales of more affordable homes. Land and home absorption rates at Bridgeland in 2016 have benefited from the wide variety of products being offered at highly competitive prices. In addition, the Grand Parkway toll road, which opened in February 2016, provides greater connectivity between Bridgeland and major employment centers in Houston.

The Woodlands

The $6.7 million decrease in total land sales for the three months ended September 30, 2016 compared to the same period in 2015 is primarily due to a 3.3-acre medical office building land sale in the third quarter 2015 for $6.8 million. The $8.8 million decrease in total land sales for the nine months ended September 30, 2016 compared to the same period in 2015 is due to reduced lot sales of $10.3 million due to 72 fewer lot closings, offset by a $1.5 million increase in commercial land sales.

There were 105 lot closings in The Woodlands for the nine months ended September 30, 2016, which were 72 fewer than the same period in 2015. The reduced lot sales pace is due primarily to the downturn in the Houston economy resulting from lower oil prices and the disproportionate impact this has had on the upper end of the housing market. Also contributing to the reduced lot sales pace is the build-up of homebuilder vacant lot inventory levels to 505 lots as of September 30, 2016. Based on current home sales velocity, this level of inventory could equate to more than a two-year supply of some product types. The 179 home sales, which exceeded the 105 lot closings for the nine months ended September 30, 2016, helped reduce the homebuilder vacant lot inventory from 575 at December 31, 2015 to 505 as of September 30, 2016.

There were 62 and 179 new home sales in The Woodlands for the three and nine months ended September 30, 2016, respectively, representing a 29.2% increase and 16.7% decrease, respectively, compared to the 48 and 215 new home sales for the same periods in 2015. For the three months ended September 30, 2016, the median price of new homes sold in The Woodlands decreased 3.3% to $578,000 compared to $598,000 for the same period in 2015. The median price of new homes sold in the nine months ended September 30, 2016 decreased 1.6% to $559,000 compared to $568,000 for the same period in 2015. The lower home prices indicate that homebuilders are reducing home prices to meet homebuilder demand at a lower price point.

The Woodlands Hills

On June 30, 2016, we received approval of our development plan for The Woodlands Hills from the City of Conroe. As a result of this approval, we can now begin submitting plats to the City of Conroe for their review and approval of the first sections scheduled for development. We currently expect to start water, sewer and drainage construction in the fourth quarter 2016 and sales to begin in the fourth quarter 2017. We believe that The Woodlands Hills is well-positioned to capture the home buying demand for moderately priced homes. It has a projected lower price point for all product types compared to The Woodlands, with pricing comparable to Bridgeland. Furthermore, it benefits from The Woodlands’ brand reputation and has a favorable location to major employment centers, including the medical and office centers in The Woodlands and the ExxonMobil campus located just south of The Woodlands.

Maryland

Our Columbia, Gateway, Emerson and Fairwood communities contain approximately 108 commercial acres remaining to be sold, there were no commercial land sales for the three or nine month periods ended September 30, 2016 or 2015. All of the residential inventory was sold out in prior years.

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

Summerlin

Land sales revenue of $26.3 million and $106.3 million recognized for the three and nine months ended September 30, 2016, includes $7.6 million and $13.9 million, respectively, in revenue from land sales closed in prior periods which were previously deferred and met criteria for recognition in the current periods.

Summerlin’s land sales for the three months ended September 30, 2016 were lower compared to the same period in 2015 due to the sale of one superpad in the third quarter 2016 compared to two superpads in the third quarter 2015. The average price per superpad acre sold for the three months ended September 30, 2016 was $485,000 compared to $492,000 for the same period in 2015, a reduction of 1.4%. Summerlin’s land sales for the nine months ended September 30, 2016 were slightly lower compared to the same period in 2015. The average price per superpad acre for the nine months ended September 30, 2016 of $408,000 is not comparable to the average price per acre of $544,000 for the same period in 2015 due to a $40 million bulk sale to a homebuilder for a large parcel in the first quarter 2016. This sale was unique as the homebuilder will be responsible for installing power and drainage facilities to the village, and unlike a typical sale, Summerlin is not obligated to incur any development costs within the boundaries of the parcel. Gross margin increased for the nine months ended September 30, 2016 compared to 2015 due to this sale of undeveloped land for which we incurred much lower development costs. In addition, as part of the transaction we negotiated a favorable adjustment to the builder price participation on the land we sold to the same homebuilder in 2006.

The Summerlin market and job growth remain strong. Summerlin had 195 and 545 new home sales for the three and nine months ended September 30, 2016, respectively, representing a 42.3% and 17.5% increase compared to 137 and 464 new home sales for the three and nine months ended September 30, 2015, respectively. For the three months ended September 30, 2016, the median price of new homes sold in Summerlin increased 2.2% to $521,000 compared to $510,000 for the same period in 2015. The median price of new homes sold in Summerlin increased 2.1% to $538,000 for the nine months ended September 30, 2016 compared to $527,000 for the same period in 2015.

Land development began at The Summit, our joint venture with Discovery Land, in the second quarter 2015 and continues to progress on schedule based upon the initial plan. For the nine months ended September 30, 2016, 38 custom residential lots had closed resulting in the recognition of $22.6 million in Equity in earnings in Real Estate and Other Affiliates. Discovery is the manager of the project, and development began in the second quarter 2015. As of September 30, 2016, the project has contracted for approximately $216.6 million in land sales, of which $119.8 million in lot closings were completed through the third quarter 2016. This revenue is being recognized as the development progresses under the percentage of completion method of accounting. Please refer to Note 8 – Real Estate and Other Affiliates for a description of the joint venture and our share of equity earnings in the period.

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

The following table sets forth the MPC Net Contribution for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
MPC REP EBT (a)	$39,536	$31,021	$8,515	$116,775	$84,212	$32,563
Plus:
Cost of sales - land	21,432	19,674	1,758	66,128	67,806	(1,678)
Depreciation and amortization	72	89	(17)	236	279	(43)
MUD and SID bonds collections, net (b)	6,544	1,292	5,252	3,485	(1,220)	4,705
Less:
MPC development expenditures	(35,823)	(45,430)	9,607	(106,501)	(129,298)	22,797
MPC land acquisitions	-	(4,100)	4,100	(69)	(6,028)	5,959
MPC Net Contribution	$31,761	$2,546	$29,215	$80,054	$15,751	$64,303

(a)	For a detailed breakdown of our Master Planned Communities segment EBT, refer to Note 16 – Segments.
(b)	SID bond collections are shown net of SID bond assumptions by buyers in the respective periods.

While the land sales closed for the three months ended September 30, 2016 decreased as compared to the same period in 2015, $10.2 million of revenue previously deferred due to future performance obligations met criteria for recognition in the current period. The Summit at our Summerlin MPC contributed earnings of $13.7 million and $22.6 million for the three and nine months ended September 30, 2016, respectively. Accordingly, MPC Net Contribution increased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, primarily due to an increase in MPC REP EBT at Summerlin and the reduction in MPC development expenditures in 2016.

The following table sets forth MPC land inventory activity for the nine months ended September 30, 2016:

(In thousands)	Bridgeland	Maryland	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2015	$435,220	$22,143	$864,276	$220,099	$101,104	$1,642,842
Acquisitions	—	—	—	69	—	69
Development expenditures (a)	32,738	223	50,142	22,041	1,357	106,501
MPC Cost of Sales	(5,234)	—	(49,603)	(11,291)	—	(66,128)
MUD reimbursable costs (b)	(25,293)	—	—	(5,773)	(99)	(31,165)
Other	(1,387)	4	12,753	(3,016)	50	8,404
Balance September 30, 2016	$436,044	$22,370	$877,568	$222,129	$102,412	$1,660,523

(a)	Development expenditures are inclusive of capitalized interest and property taxes.
(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

Operating Assets

Operating assets typically generate rental revenues sufficient to cover their operating costs except when a substantial portion, or all, of the property is being redeveloped, vacated for development or is in its initial lease-up phase. Variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. We view NOI as an important measure of the operating performance of our Operating Assets segment. See Operating Assets NOI and REP EBT table below.

Total revenues and expenses for the Operating Assets segment are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Minimum rents	$44,736	$37,565	$7,171	$127,663	$108,574	$19,089
Tenant recoveries	11,652	10,685	967	33,089	30,951	2,138
Hospitality revenues	14,088	11,772	2,316	46,126	35,256	10,870
Other rental and property revenues	3,471	7,400	(3,929)	10,974	20,645	(9,671)
Total revenues	73,947	67,422	6,525	217,852	195,426	22,426

Other property operating costs	15,611	15,659	(48)	43,559	51,495	(7,936)
Rental property real estate taxes	6,406	6,447	(41)	19,257	17,956	1,301
Rental property maintenance costs	3,247	2,968	279	8,893	8,380	513
Hospitality costs	12,662	8,767	3,895	37,379	26,738	10,641
Provision for doubtful accounts	1,940	975	965	4,566	3,050	1,516
Other income, net	(13)	—	(13)	(3,126)	—	(3,126)
Depreciation and amortization	20,732	22,936	(2,204)	64,546	64,585	(39)
Provision for impairment	35,734	—	35,734	35,734	—	35,734
Interest income	(3)	(10)	7	(19)	(29)	10
Interest expense	9,772	8,002	1,770	29,041	22,124	6,917
Equity in earnings from Real Estate and Other Affiliates	209	(289)	498	(2,617)	(1,333)	(1,284)
Total operating expenses	106,297	65,455	40,842	237,213	192,966	44,247
Income before development expenses	(32,350)	1,967	(34,317)	(19,361)	2,460	(21,821)
Demolition costs	16	798	(782)	494	2,411	(1,917)
Development-related marketing costs	1,950	2,367	(417)	5,038	7,381	(2,343)
Total development expenses	1,966	3,165	(1,199)	5,532	9,792	(4,260)
Operating Assets REP EBT	$(34,316)	$(1,198)	$(33,118)	$(24,893)	$(7,332)	$(17,561)

(*)For a reconciliation of Operating Assets REP EBT to consolidated income (loss) before taxes, refer to Note 16 - Segments.

Minimum rents and tenant recoveries increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 due to increases of $8.1 million and $21.2 million, respectively, for our retail, office and multi-family properties. The increase for our retail properties was primarily due to the elimination of co-tenancy allowances for the majority of tenants at Downtown Summerlin. The increase in our office properties was primarily due to the openings of 1725-1735 Hughes Landing Boulevard. The increase in our multi-family properties was primarily due to the opening of One Lakes Edge in 2015 and the purchase of our partner’s interest in Millennium Six Pines Apartments (formerly known as Millennium Woodlands Phase II, LLC).

Hospitality revenues increased for the three months and nine months ended September 30, 2016 due primarily to the opening of the Embassy Suites at Hughes Landing in December 2015 and The Westin at The Woodlands in March 2016.

Other rental and property revenue decreased for the three months ended September 30, 2016 due to a decrease in termination fee income and the sale of the Club at Carlton Woods in September 2015. For the nine months ended September 30, 2016, other rental and property revenue decreased primarily due to the sale of the Club at Carlton Woods in September 2015.

Other property operating costs and rental property maintenance costs decreased for the three months and nine months ended September 30, 2016 compared to the same period 2015 due to the sale of the Club at Carlton Woods, partially offset by an increase for our office properties primarily due to the openings of 1725-1735 Hughes Landing Boulevard.

Rental property real estate taxes for the nine months ended September 30, 2016 compared to the same period 2015 increased primarily due to the openings of 1725-1735 Hughes Landing Boulevard and ONE Summerlin in 2015 (“2015 Office Openings”), Downtown Summerlin and the opening of One Lakes Edge apartments offset by the sale of Carlton Woods.

Hospitality costs increased for the three and nine months ended September 30, 2016 due to the opening of the Embassy Suites at Hughes Landing in December 2015 and The Westin at The Woodlands in March 2016 offset by a decrease in hospitality costs at The Woodlands Resort & Conference Center due to a decline in occupancy and conference center services.

Provision for doubtful accounts increased for the three months ended September 30, 2016 compared to the same period in 2015 due to collectability issues related to a tenant’s termination fees. Additionally, the provision for doubtful accounts increased for the nine months ended September 30, 2016 compared to the same period in 2015 due to a write-off of straight-line rent at Ward Village as a result of an agreement reached in the second quarter to assume a bankrupt tenant’s lease. Recoveries of the pre-petition receivables are recognized in accordance with the agreement.

The provision for impairment resulted from a decrease in our expected holding period for Park West which resulted in an impairment. The property also has an approximate $81.4 million tax basis, which upon a sale of the property for our estimated carrying value would represent a $46.5 million tax loss that could be used to offset future taxable income.

Depreciation and amortization for the three months ended September 30, 2016 compared to the same period in 2015 decreased due to the transfer of an asset at Ward Village to development.

Interest expense increased primarily due to higher loan balances on properties acquired or placed in service. The increase for retail during the nine months ended September 30, 2016 is primarily due to Downtown Summerlin and Hughes Landing Retail. The increase for office was due primarily to 10-60 Columbia Corporate Center, Two Hughes Landing and 1725-1735 Hughes Landing. Multi-family interest expense increased due to placing One Lakes Edge in service in 2015. Hospitality interest expense increased due to placing in service The Westin at The Woodlands and The Embassy Suites at Hughes Landing.

Equity in earnings from Real Estate and Other Affiliates increased for the three and nine months ended September 30, 2016 compared to the same period for 2015 due primarily to a $2.6 million distribution from our Summerlin Hospital investment as compared to $1.7 million in 2015.

Demolition costs decreased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 due primarily to the completion of the interior demolition work for the Fulton Market Building at South Street Seaport.

Development-related marketing costs decreased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 due to a decrease in marketing costs at Seaport. We incurred higher costs in 2015 due to the opening and operations of our studio store for pre-leasing activities. The costs in 2016 relate to ongoing marketing initiatives as we continue leasing efforts in advance of the completion of our Pier 17 redevelopment.

When a development property is placed in service, depreciation is calculated for the property ratably over the estimated useful lives of each of its components; however, most of our recently developed properties do not reach stabilization for 12 to 36 months after being placed in service due to the timing of tenants taking occupancy and subsequent leasing of remaining unoccupied space during that period. As a result, operating income, earnings before taxes (EBT) and net income will not reflect the ongoing earnings potential of newly placed in service operating assets during this transition period to stabilization. Accordingly, we calculate Adjusted Operating Assets REP EBT, which excludes depreciation and amortization and development-related demolition and marketing costs and provision for impairment, as they do not represent operating costs for stabilized real estate properties. Adjusted Operating Assets REP EBT decreased 3.2% for the three months and increased 20.7% for the nine months ended September 30, 2016, respectively, as compared to the same periods in prior year, due to the 2015 Office Openings and the opening of The Westin at The Woodlands and The Embassy Suites at Hughes Landing.

The following table reconciles Adjusted Operating Assets REP EBT to Operating Assets REP EBT:

Reconciliation of Adjusted Operating Assets REP EBT to	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Assets REP EBT (in thousands)	2016	2015	2016	2015
Adjusted Operating Assets REP EBT	$24,116	$24,903	$80,919	$67,045
Provision for impairment	(35,734)	—	(35,734)	—
Depreciation and amortization	(20,732)	(22,936)	(64,546)	(64,585)
Demolition costs	(16)	(798)	(494)	(2,411)
Development-related marketing costs	(1,950)	(2,367)	(5,038)	(7,381)
Operating Assets REP EBT	$(34,316)	$(1,198)	$(24,893)	$(7,332)

Operating Assets NOI and REP EBT

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Retail
Columbia Regional	$422	$535	$(113)	$1,024	$1,000	$24
Cottonwood Square	170	189	(19)	530	494	36
Creekside Village Green (a)	380	314	66	1,169	539	630
Downtown Summerlin (a)	4,020	2,507	1,513	12,261	6,700	5,561
Hughes Landing Retail (a)	822	400	422	2,345	786	1,559
1701 Lake Robbins	90	111	(21)	274	296	(22)
Lakeland Village Center (b)	—	—	—	56	—	56
Landmark Mall (c)	(202)	(116)	(86)	(526)	(302)	(224)
Outlet Collection at Riverwalk (d)	1,424	1,726	(302)	3,656	4,845	(1,189)
Park West (e)	411	211	200	1,346	1,386	(40)
Ward Village (f)	5,149	6,370	(1,221)	17,039	19,385	(2,346)
20/25 Waterway Avenue	442	437	5	1,282	1,384	(102)
Waterway Garage Retail	184	186	(2)	480	539	(59)
Total Retail	13,312	12,870	442	40,936	37,052	3,884
Office
10-70 Columbia Corporate Center (g)	2,631	2,925	(294)	8,701	9,449	(748)
Columbia Office Properties (h)	(16)	263	(279)	(133)	342	(475)
One Hughes Landing (j)	1,457	1,475	(18)	4,462	4,112	350
Two Hughes Landing (i)	322	2,528	(2,206)	2,979	3,380	(401)
Three Hughes Landing (b)	(251)	—	(251)	(409)	—	(409)
1725 Hughes Landing Boulevard (b)	817	—	817	(330)	—	(330)
1735 Hughes Landing Boulevard (b)	1,531	—	1,531	956	—	956
2201 Lake Woodlands Drive	(42)	(32)	(10)	(113)	(119)	6
9303 New Trails (d)	401	476	(75)	1,257	1,459	(202)
110 N. Wacker	1,525	1,519	6	4,576	4,577	(1)
ONE Summerlin (a)	691	(148)	839	1,529	(317)	1,846
3831 Technology Forest Drive	600	487	113	1,515	1,415	100
3 Waterway Square (j)	1,545	1,499	46	4,938	4,670	268
4 Waterway Square (j)	1,485	1,520	(35)	4,786	4,462	324
1400 Woodloch Forest (k)	367	485	(118)	1,294	1,248	46
Total Office	13,063	12,997	66	36,008	34,678	1,330
Multi-family
Millennium Six Pines Apartments (l)	513	—	513	513	—	513
Millennium Waterway Apartments (m)	704	1,106	(402)	2,327	3,151	(824)
One Lakes Edge (a)	967	688	279	2,623	147	2,476
85 South Street	141	144	(3)	391	359	32
Total Multi-family	2,325	1,938	387	5,854	3,657	2,197
Hospitality
Embassy Suites at Hughes Landing (b)	929	—	929	2,498	—	2,498
The Westin at The Woodlands (b)	(24)	—	(24)	585	—	585
The Woodlands Resort & Conference Center (n)	520	3,006	(2,486)	5,663	8,518	(2,855)
Total Hospitality	1,425	3,006	(1,581)	8,746	8,518	228
Total Retail, Office, Multi-family, and Hospitality	30,125	30,811	(686)	91,544	83,905	7,639

The Woodlands Ground leases	378	330	48	1,046	856	190
The Woodlands Parking Garages	(129)	(184)	55	(320)	(455)	135
Other Properties	971	951	20	2,920	2,827	93
Total Other	1,220	1,097	123	3,646	3,228	418
Operating Assets NOI - Consolidated and Owned	31,345	31,908	(563)	95,190	87,133	8,057

Redevelopments
South Street Seaport (b) (o)	186	(22)	208	(624)	(423)	(201)

Dispositions
The Club at Carlton Woods (p)	—	751	(751)	—	(942)	942
Total Operating Assets NOI - Consolidated	31,531	32,637	(1,106)	94,566	85,768	8,798

Straight-line lease amortization (q)	2,550	408	2,142	9,632	2,632	7,000
Demolition costs (r)	(16)	(798)	782	(494)	(2,411)	1,917
Development-related marketing costs	(1,950)	(2,367)	417	(5,038)	(7,381)	2,343
Provision for impairment	(35,734)	—	(35,734)	(35,734)	—	(35,734)
Depreciation and Amortization	(20,732)	(22,936)	2,204	(64,546)	(64,585)	39
Write-off of lease intangibles and other	—	(439)	439	—	(593)	593
Other income, net	13	—	13	3,126	—	3,126
Equity in earnings from Real Estate Affiliates	(209)	289	(498)	2,617	1,333	1,284
Interest, net	(9,769)	(7,992)	(1,777)	(29,022)	(22,095)	(6,927)
Total Operating Assets REP EBT (s)	$(34,316)	$(1,198)	$(33,118)	$(24,893)	$(7,332)	$(17,561)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Operating Assets NOI - Equity and Cost Method Investments
Grandview SHG, LLC (b)	$590	$—	$590	$899	$—	$899
Millennium Six Pines Apartments (l)	(83)	496	(579)	1,537	503	1,034
Stewart Title Company	891	330	561	1,411	1,329	82
Summerlin Baseball Club	28	211	(183)	628	780	(152)
The Metropolitan Downtown Columbia (a)	(174)	652	(826)	2,759	283	2,476
Woodlands Sarofim # 1	278	465	(187)	1,070	1,194	(124)
Total NOI - equity investees	1,530	2,154	(624)	8,304	4,089	4,215

Adjustments to NOI (t)	(1,978)	(805)	(1,173)	(8,040)	(2,260)	(5,780)
Equity Method Investments REP EBT	(448)	1,349	(1,797)	264	1,829	(1,565)
Less: Joint Venture Partner's Share of REP EBT	239	(1,060)	1,299	(263)	(2,243)	1,980
Equity in earnings from Real Estate and Other Affiliates	(209)	289	(498)	1	(414)	415

Distributions from Summerlin Hospital Investment (u)	—	—	—	2,616	1,747	869
Segment equity in earnings from Real Estate and Other Affiliates	$(209)	$289	$(498)	$2,617	$1,333	$1,284

Company's Share of Equity Method Investments NOI
Grandview SHG, LLC	$207	$—	$207	$315	$—	$315
Millennium Six Pines Apartments (l)	(67)	404	(471)	1,252	410	842
Stewart Title Company	446	165	281	706	665	41
Summerlin Baseball Club	14	105	(91)	314	390	(76)
The Metropolitan Downtown Columbia	(87)	327	(414)	1,380	142	1,238
Woodlands Sarofim # 1	56	93	(37)	214	239	(25)
Total NOI - equity investees	$569	$1,094	$(525)	$4,181	$1,846	$2,335

	Economic	As of September 30, 2016
(In thousands)	Ownership	Total Debt	Total Cash
Grandview, LLC	35.00%	36,000	18,244
Stewart Title Company	50.00%	—	218
Summerlin Baseball Club	50.00%	33	1,745
The Metropolitan Downtown Columbia	50.00%	70,000	281
Woodlands Sarofim # 1	20.00%	5,690	950

(a)	NOI increase for the quarter ended September 30, 2016 as compared to 2015 relates to an increase in occupancy and/or stabilization of the property.
(b)	Please refer to discussion in the following section regarding this property.
(c)	The NOI losses in 2016 and 2015 are due to a decline in occupancy as the property loses tenants in anticipation of its redevelopment.
(d)	The NOI decrease is due to higher than normal tenant recoveries in 2015.
(e)	NOI increase for the nine month period ended September 30, 2016 is due to an increase in occupancy.
(f)	The decrease in NOI is due to rent abatement for a tenant related to a lease modification, decrease in occupancy related to a bankrupt tenant and decrease in occupancy due to pending redevelopment.
(g)	NOI decrease is due to a decrease in occupancy.
(h)

NOI decrease for the three and nine month period ended September 30, 2016 is due primarily to decreased occupancy related to water damage in 2015 and subsequent loss of tenants. Amounts settled with insurers with respect to the water damage are being held in escrow.

(i)

The NOI decrease for the three and nine months ended September 30, 2016 is due to the provision for doubtful accounts related to a tenant’s termination fee in third quarter 2016 and a large lease termination fee received in 2015.

(j)	NOI increase for the nine months ended September 30, 2016 is due to a decrease in real estate taxes and other operating expenses.
(k)	NOI decrease for the three months ended September 30, 2016 is due to lower occupancy.
(l)	Purchased our partner’s 18.57% interest in Millennium Six Pines Apartments (formerly known as Millennium Woodlands Phase II, LLC) in July 2016 and consolidated property at that time.
(m)	NOI decrease is due to a decrease in rental rates to maintain occupancy during the lease up of Millennium Six Pines Apartments and One Lakes Edge.
(n)	NOI decrease for the three and nine months ended September 30, 2016 is due to lower occupancy and a decrease in conference center services.
(o)

NOI increase for the three months ended September 30, 2016 is due to increased occupancy. NOI decrease for the nine months ended September 30, 2016 is due to higher employment costs and professional expenses.

(p)	The Club at Carlton Woods was sold in September 2015.
(q)	The increase is primarily due to new leases at Downtown Summerlin and 1725-1735 Hughes Landing Boulevard which were placed in service in the fourth quarter 2015.
(r)	The decrease in demolition costs is due to completion of the interior demolition of the Fulton Market Building and demolition of Pier 17 at Seaport.
(s)	For a detailed breakdown of our Operating Asset segment REP EBT, please refer to Note 16 - Segments in the condensed consolidated financial statements.
(t)	Adjustments to NOI include straight-line rent and market lease amortization, demolition costs, depreciation and amortization and non-real estate taxes.
(u)	Distributions from the Summerlin Hospital are typically made one time per year in the first quarter.

Reconciliation of Operating Assets Segment Equity in Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Equity Method investments	$(209)	$289	$1	$(414)
Cost basis investment	—	—	2,616	1,747
Operating Assets segment Equity in earnings	(209)	289	2,617	1,333
MPC segment Equity in earnings (a)	13,699	—	22,573	—
Strategic Developments segment Equity in earnings (b)	3	6	10,510	1,831
Equity in earnings from Real Estate and Other Affiliates	$13,493	$295	$35,700	$3,164

(a)	The MPC Equity in earnings is primarily related to The Summit joint venture. Please refer to Note 8 – Real Estate and Other Affiliates for further description of this joint venture.
(b)

The Strategic Developments segment Equity in earnings is primarily related to the Circle T Ranch and Power Center joint venture. Please refer to Note 8 – Real Estate and Other Affiliates for further description of this joint venture.

Retail Properties

Some of the leases related to our retail properties are triple net leases, which generally require tenants to pay their pro-rata share of property operating costs, such as real estate taxes, utilities and insurance, and the direct costs of their leased space. We also have leases which require tenants to pay a fixed-rate per square foot reimbursement to us for common area costs which is increased annually according to the terms of the lease.

The following table summarizes the leases we executed at our retail properties during the three months ended September 30, 2016:

			Square Feet			Per Square Foot			(In thousands)
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Annual Starting Rents	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	9	124	36,670	36,670	4,430	$25.74	$94.15	$9.61	$944	$3,453	$43
Comparable - Renewal (c)	16	30	31,452	1,137	10,788	22.16	30.78	1.80	697	35	19
Comparable - New (d)	1	60	1,200	1,200	—	29.66	5.00	—	36	6	—
Non-comparable (e)	9	70	14,033	12,459	6,109	39.00	30.21	10.23	547	376	62
Total			83,355	51,466	21,327				$2,224	$3,870	$124

(a)	Excludes executed leases with a term of less than 12 months.
(b)	Pre-leased information is associated with projects under development at September 30, 2016.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $21.70 per square foot to $22.16 per square foot, or 2.1% over previous rents.

(d)	Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement.
(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

The following table summarizes the leases we executed at our retail properties during the nine months ended September 30, 2016:

			Square Feet			Per Square Foot				(In thousands)
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements		Total Leasing Commissions	Avg. Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	20	116	66,779	61,673	21,706	$37.57	$252.89	(f)	$13.16	$2,509	$15,597	$286
Comparable - Renewal (c)	28	30	59,318	2,637	18,362	26.98	41.71		2.38	1,600	110	44
Comparable - New (d)	6	76	10,630	8,277	1,633	33.67	25.27		6.60	358	209	11
Non-comparable (e)	26	79	87,813	73,683	59,297	35.48	64.24		6.61	3,116	4,734	392
Total			224,540	146,270	100,998					$7,583	$20,650	$733

(a)	Excludes executed leases with a term of 12 months or less and one lease with a joint venture in which we are a member.
(b)	Pre-leased information is associated with projects under development at September 30, 2016.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $24.86 per square foot to $26.98 per square foot, or 8.5% over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $29.66 per square foot to $33.67 per square foot, or 13.5% over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.
(f)	Total tenant improvements include one anchor lease with above-market finish costs. Excluding this lease, total tenant improvements per square foot would be $74.55.

Bridgeland

Lakeland Village Center

In the second quarter 2015, we began construction of Lakeland Village Center, a CVS-anchored neighborhood retail center. CVS opened in March 2016, and this portion of the project is substantially complete and open to the public. The remaining total development costs are expected to be approximately $16 million, and we have incurred $12.1 million as of September 30, 2016. We expect to reach stabilized annual NOI of approximately $1.7 million in 2018. As of October 20, 2016, the project is 40.6% leased.  The project is financed by a $14.0 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.35% with an initial maturity date of May 15, 2018, with two, one-year extension options.

Office Properties

All of the office properties listed in the chart in Note 16 - Segments, except for 110 N. Wacker and ONE Summerlin, are located in Columbia, Maryland and in The Woodlands, Texas. Leases related to our office properties in The Woodlands and 110 N. Wacker are generally triple net leases. Those located in Columbia, Maryland, and ONE Summerlin are generally gross leases.

The following table summarizes our executed office property leases during the three months ended September 30, 2016:

			Square Feet			Per Square Foot			(In thousands)
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Annual Starting Rents	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	-	N/A	—	—	—	$—	$—	$—	$—	$—	$—
Comparable - Renewal (c)	3	63	29,246	4,133	21,055	27.07	10.00	7.81	792	41	165
Comparable - New (d)	1	61	2,240	2,240	2,240	30.00	5.00	9.30	67	11	21
Non-comparable (e)	9	81	94,629	85,274	85,860	25.49	51.01	15.91	2,412	4,350	1,366
Total			126,115	91,647	109,155				$3,271	$4,402	$1,552

(a)	Excludes executed leases with a term of 12 months or less.
(b)	Pre-leased information is associated with projects under development at September 30, 2016.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $30.65 per square foot to $27.07 per square foot, or (11.7%) over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $26.00 per square foot to $30.00 per square foot, or 15.4% over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

The following table summarizes our executed office property leases during the nine months ended September 30, 2016:

			Square Footage			Per Square Foot			(In thousands)
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents per Annum	Total Tenant Improvements	Total Leasing Commissions	Avg. Annual Starting Rents	Tenant Improvements	Leasing Commissions
Pre-leased (b)	1	125	13,199	13,199	—	$27.25	$55.00	$—	$360	$726	$—
Comparable - Renewal (c)	15	63	94,452	51,300	79,154	26.25	30.25	6.37	2,480	1,552	504
Comparable - New (d)	3	68	20,647	20,647	7,745	26.41	30.30	8.68	545	626	67
Non-comparable (e)	22	77	165,723	124,347	138,336	26.92	50.02	13.19	4,461	6,220	1,824
Total			294,021	209,493	225,235				$7,846	$9,124	$2,395

(a)	Excludes executed leases with a term of 12 months or less.
(b)	Pre-leased information is associated with projects under development at September 30, 2016.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $28.62 per square foot to $26.44 per square foot, or (7.6%) over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $24.42 per square foot to $26.41 per square foot, or 8.2% over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

Hughes Landing

1725-1735 Hughes Landing Boulevard

This project was substantially completed and moved to our Operating Assets segment in the fourth quarter 2015 at which time ExxonMobil, the primary tenant, began occupying its space. ExxonMobil has leased the 318,170 square foot 1735 Hughes Landing Boulevard building for 12 years, and 159,952 square feet of the total 331,067 square foot 1725 Hughes Landing Boulevard building for eight years. Total development costs are expected to be approximately $213 million, which includes $61.1 million of tenant improvements, which have been fully reimbursed by ExxonMobil. As of September 30, 2016, we have incurred $181.6 million of development costs, and the remainder will be incurred as the space is leased. We have signed additional leases for 1725 Hughes Landing Boulevard for approximately 50,000 square feet. As of October 20, 2016, the building is 82.6% leased. Assuming leasing of the remaining space and based on ExxonMobil’s current 478,000 square foot commitment, we expect to reach annual NOI of approximately $14.0 million when stabilized; however, the actual amount of NOI and year of stabilization will depend greatly on the Houston economy. The project is financed by a $143.0 million non-recourse construction loan bearing interest at one-month LIBOR plus 1.65% with an initial maturity date of June 30, 2018, and a one-year extension option.

Three Hughes Landing

During the third quarter 2014, we began construction of Three Hughes Landing, a Class A office building, and the building was placed in service August 1, 2016. Total estimated development costs are approximately $90 million, of which we have incurred $56.5 million as of September 30, 2016. The remaining development costs to be incurred relate to the estimated leasing and tenant build-out costs. As of October 20, 2016, the project is 9.2% leased, and leasing activity has been slower than our experience with One Hughes Landing and Two Hughes Landing due to the economic slowdown in Houston caused by lower oil prices. We believe that its lakefront location within the highly desirable Hughes Landing development and its related amenities will benefit this building as compared to competing office product in the north Houston region. We underwrote the project to reach projected annual stabilized NOI of approximately $7.6 million in 2018; however, the actual amount of NOI and year of stabilization will depend greatly on the Houston economy. The project is financed by a $65.5 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.35% with an initial maturity date of December 5, 2017, with two, one-year extension options.

Hospitality

Embassy Suites at Hughes Landing

This hotel, located adjacent to our Hughes Landing office buildings and in close proximity to Hughes Landing Retail, is benefiting from the business demand in the immediate area. In the fourth quarter 2015, we substantially completed construction of the hotel. Total development costs are expected to be approximately $46 million, of which we have incurred $42.6 million as of September 30, 2016. We expect to reach projected annual NOI of $4.5 million in 2018; however, the actual amount of NOI will depend greatly on the timing and extent of recovery in the Houston economy. The project is financed by a $37.1 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of October 2, 2018, and two, one-year extension options.

The Westin at The Woodlands

In March 2016, we substantially completed construction of The Westin at The Woodlands. Total development costs are expected to be approximately $97 million, of which we have incurred $90.4 million as of September 30, 2016. NOI since opening in March is $0.6 million which is significantly below expectations due to the stagnant Houston economy caused by low oil prices. We continue to expect to reach projected annual NOI of approximately $10.5 million when the economy recovers; however, the actual amount of the NOI will depend greatly on the timing and extent of recovery of the Houston economy. The project is financed by a $69.3 million non-recourse construction loan bearing interest at one-month LIBOR plus 2.65% with an initial maturity date of August 6, 2018, and a one-year extension option.

Other

The properties that are included in our Other Properties description in our Operating Assets NOI and REP EBT table include Kewalo Basin Harbor, Merriweather Post Pavilion (please refer to further discussion in the Strategic Development segment), and a participation interest in the Golf Courses at TPC Summerlin and TPC Las Vegas, as well as our share of any NOI related to our equity investments. We received $2.8 million as final payment for our participation interest in the Golf Courses at TPC Summerlin and TPC Las Vegas in June 2016, and the payment was recorded in Other income, net on the condensed consolidated statements of operations.

Partially Owned

Grandview SHG, LLC

In January 2016, we entered into a joint venture which purchased an operating hotel comprised of 72 rooms and totaling 43,889 square feet located at 33 Peck Slip in the Seaport District of New York City. Our total investment in the joint venture was $8.1 million as of September 30, 2016, inclusive of our $2.3 million share of equity contribution made in June 2016. A $25.0 million bridge loan, which we advanced to the joint venture in January 2016, was refinanced with a $36 million mortgage from a third party lender in June 2016. Subject to receiving the necessary permits, the hotel is scheduled to close late November for renovation which is anticipated to take approximately 10 months.

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

Pier 17 Renovation Project, the Fulton Market Building and the Uplands - In 2013, the City of New York executed the amended and restated ground lease for South Street Seaport and we provided a completion guarantee to the City for the renovation and reconstruction of the Pier 17 Building (“Renovation Project”). Construction on the Pier 17 Renovation Project began in 2013 and is expected to be substantially completed in late 2017. The Renovation Project features a newly constructed pier and building and is designed to include upscale retail, restaurants and an outdoor entertainment venue on a vibrant open rooftop encompassing approximately 1.5 acres. Additionally, we are repositioning a significant portion of the 180,000 square feet of retail space in the Uplands, which includes the Fulton Market Building. In 2014, we entered into a 20-year lease with iPic Theaters for 46,000 square feet in the fully renovated Fulton Market Building. iPic Theater opened in October 2016 and is the first major anchor in the revitalized Seaport District. iPic is Manhattan’s first new commercial multiplex movie theater opening in over a decade. We expect the Uplands to be substantially repositioned by late 2017. The total cost estimate for the Renovation Project, the Fulton Market Building and the Uplands is $514 million, net of $54.1 million of insurance proceeds received as of September 30, 2016. We have incurred $290.0 million of development costs on these various projects, inclusive of $10.3 million of demolition costs as well as $14.6 million of development-related marketing costs which were expensed as incurred. Due to the complex nature of the Pier 17 reconstruction, historic area renovation, the Superstorm Sandy remediation discussed further below, and leasing of the vacant space, our estimates of the total costs for the Renovation Project will likely be revised as the development progresses.

Minor Modification and Tin Building Reconstruction –  In October 2016, we received approval of our Pier 17 Minor Modification of the 2013 Uniform Land Use Review Procedure (“ULURP”) Approval which includes the reconstruction of the Tin Building. The Pier 17 Minor Modification also includes the demolition of the Link Building and head house structure for the Pier 17 building, installation of the same façade treatment on the western elevation that was previously approved for the new Pier 17 Building and the installation of a reconfigured service access drive. The Tin Building reconstruction includes cataloguing important historical elements of the Tin Building, deconstructing the Tin Building, demolishing and reconstructing the platform pier where the Tin Building currently sits and then reconstructing the Tin Building in a slightly different location in order to raise it out of the flood zone. Finally, the access drive will be extended around the Tin Building to create a one-way limited access drive for service vehicles for both the Tin Building and Pier

17. The project budget discussed above does not include any additional costs that will be incurred with respect to the reconstruction of the Tin Building as recently approved under the Minor Modification.

Seaport District Leasing Activity -  In September 2016, we announced that 10 Corso Como will open at the Seaport District. Founded in Milan in 1991 by style visionary and former fashion editor Carla Sozzani, 10 Corso Como pioneered a new retail model – the union of culture and commerce. 10 Corso Como New York will be located in the historic area of the Seaport District and contain approximately 13,000 square feet that will be designed by American artist Kris Ruhs. The New York store will be 10 Corso Como’s only U.S. location and is consistent with the other offerings curated to date that will include culinary experiences from renowned restaurateurs Jean-Georges Vongerichten and the Momofuku Group led by David Chang, iPic Theaters, McNally Jackson Books and the new Pier 17 highlighted by its 1.5-acre rooftop that will be programmed year-round.

Superstorm Sandy Insurance Recoveries - On October 29, 2012, as a result of Superstorm Sandy, the South Street Seaport suffered significant damage due to flooding. We have collected $54.1 million in insurance proceeds through September 30, 2016 relating to our claim, inclusive of $6.2 million received for the three and nine months ended September 30, 2016, and $0 and $0.3 million received for the three and nine month periods ended September 30, 2015, respectively. The insurance proceeds were recorded in other income on the consolidated statements of operations and are excluded from NOI. The claim is in litigation because we are seeking recoveries greater than what the insurance companies have paid to date. There can be no assurance regarding the recovery of any additional insurance proceeds.

Strategic Developments

Our Strategic Developments assets generally require substantial future development to achieve their highest and best use. Most of the properties and projects in this segment generate no revenues with the exception of our condominium projects for which we use percentage of completion accounting to recognize revenues during the construction phase. Our expenses relating to these assets are primarily related to costs associated with selling condominiums, development related marketing costs, operational costs associated with the IBM building, the information center and sales gallery for the entire Ward Village development, carrying costs, such as property taxes and insurance, and other ongoing costs related to maintaining assets in their present condition. If we decide to redevelop or develop a Strategic Developments asset, we would expect that, with the exception of the residential portion of our condominium projects, upon completion of development, the asset would be reclassified to the Operating Assets segment and NOI would become an important measure of its operating performance.

Total revenue and expenses for the Strategic Developments segment are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	Change	2016	2015	Change
Minimum rents	$79	$78	$1	$216	$822	$(606)
Condominium rights and unit sales	115,407	78,992	36,415	362,613	200,362	162,251
Other land, rental and property revenues	69	41	28	377	194	183
Total revenues	115,555	79,111	36,444	363,206	201,378	161,828

Condominium rights and unit cost of sales	83,218	47,573	35,645	237,759	126,747	111,012
Other property operating costs	924	1,021	(97)	3,954	2,964	990
Real estate taxes	627	461	166	1,853	1,720	133
Rental property maintenance costs	85	126	(41)	324	358	(34)
Provision for doubtful accounts	—	32	(32)	63	32	31
Demolition costs	240	226	14	724	226	498
Development-related marketing costs	2,766	5,272	(2,506)	10,548	12,095	(1,547)
Depreciation and amortization	659	528	131	1,978	2,145	(167)
Other (income) expense	(298)	435	(733)	(542)	101	(643)
Equity in earnings from Real Estate and Other Affiliates	(3)	(6)	3	(10,510)	(1,831)	(8,679)
Gain on sale of 80 South Street Assemblage	(70)	—	(70)	(140,549)	—	(140,549)
Interest, net (a)	(1,871)	(1,924)	53	(5,035)	(5,477)	442
Total expenses, net of other income	86,277	53,744	32,533	100,567	139,080	(38,513)
Strategic Developments EBT*	$29,278	$25,367	$3,911	$262,639	$62,298	$200,341

(*)    For a reconciliation of Strategic Developments EBT to consolidated income (loss) before taxes, please refer to Note 16 - Segments.

(a)	Negative interest expense amounts are due to interest capitalized in our Strategic Developments segment related to Operating Assets segment debt and the Senior Notes.

The decrease in minimum rents for the nine months ended September 30, 2016 is primarily related to Creekside Village Green and Hughes Landing Retail properties, which were substantially completed and placed in service during 2015. In 2015, these properties were nearing completion but were still included in the Strategic Developments segment and contributed minimum rental revenues.

The increase in condominium rights and unit sales for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 is primarily related to revenue recognition at our Anaha condominium project for which we began recognizing revenue in the second quarter 2015. As condominium projects advance towards completion, revenue is recognized on qualifying sales contracts under the percentage of completion method of accounting.

Condominium rights and unit costs of sales primarily represent development and construction costs relating to the revenues recognized on Waiea and Anaha sales in the first nine months of 2016 and which were generated primarily from Waiea sales for the same period in 2015.

Other property operating costs for the three months ended September 30, 2016 are comparable to 2015 and relate to typical carrying costs for our assets held for development. The increase in other property operating costs for the nine months ended September 30, 2016 compared to the same period in 2015 is primarily attributable to pre-opening costs at The Westin at The Woodlands, which was placed in service in March 2016, and other property operating costs related to our assets held for development.

Demolition costs in 2016 relate to the demolition of a building on the development site for Ae’o, our third market rate condominium tower in Ward Village, which began construction in the first quarter 2016.

Development-related marketing costs are expenses incurred to enhance our brand, generate demand for our development and redevelopment projects and sustain consumer and industry relationships. For the three and nine months ended September 30, 2016, development-related marketing costs decreased primarily due to fewer costs incurred at certain strategic development projects at Ward Village which are progressing towards completion.

The increase in Equity in earnings from Real Estate and Other Affiliates for the nine months ended September 30, 2016 is related to our earnings from the sale of a certain land parcel at our Circle T Ranch joint venture in June 2016. In 2015, our Equity in earnings from Real Estate and Other Affiliates represented our share of the earnings in the ONE Ala Moana condominium venture for which all of the units available for sale have been sold and closed.

The gain on sale of the 80 South Street Assemblage is the result of the sale of this asset in March 2016. Please refer to the discussion below regarding this sale.

Interest, net decreased for the three and nine month periods ended September 30, 2016 as compared to the same periods in 2015 due to completing projects and placing them in service during 2015 and 2016.

The following describes the status of our active Strategic Development projects as of September 30, 2016:

Downtown Columbia Redevelopment District

Within Downtown Columbia is the Merriweather District, which contains 35 developable acres owned by us.

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

Merriweather Post Pavilion – As part of obtaining the entitlements for the Downtown Columbia Redevelopment District, we agreed to redevelop the Merriweather Post Pavilion, an outdoor amenity capable of seating more than 15,000 people in Downtown Columbia. The Merriweather Post Pavilion is currently included in Other in our Operating Assets segment. The total development costs are expected to be $26.8 million which includes $7.8 million of costs for special enhancements that the Downtown Columbia Arts and Culture Commission (“DCACC”) has agreed to reimburse. We have incurred $17.8 million as of September 30, 2016. Additionally, the project has available financing in the form of a $9.5 million promissory note with DCACC. The note bears interest at one month LIBOR plus 2.00% with a maximum rate of 4.00% and matures in October 2021, which includes a one-year extension option.

One Merriweather –  In the fourth quarter 2015, we received county approval for the construction of the first office building in the Merriweather District – One Merriweather. We began construction of One Merriweather, a 199,000 square foot, eight-story multiple tenant Class A office building which includes 12,500 leasable square feet of retail and restaurant space and the adjacent nine-story parking garage which will contain 1,129 spaces, during the fourth quarter 2015 and anticipate completion of the project in the fourth quarter 2016. Total estimated development costs are approximately $78 million, inclusive of approximately $15 million of construction costs related to the parking garage. As of September 30, 2016 we have incurred $47.1 million of development costs. As of October 20, 2016, 49.0% of the building is pre-leased to MedStar Health, the largest healthcare provider in the region. We expect to reach projected annual stabilized NOI of approximately $5.1 million in 2020. On February 25, 2016, we closed on a $49.9 million non-recourse construction loan for this project, bearing interest at one-month LIBOR plus 2.15% with an initial maturity date of February 25, 2020 and a one-year extension option.

Two Merriweather – We began construction of Two Merriweather, a Class A mixed-use office building, in the third quarter 2016. Two Merriweather will consist of 100,000 square feet of office and 30,000 square feet of retail space. Total estimated development costs are approximately $41 million. As of September 30, 2016, we have incurred $3.3 million of development costs. As of October 20, 2016, 57.7% of the total project and 75.0% of the office space is pre-leased. We expect to reach projected annual stabilized NOI of approximately $3.6 million in 2020. On October 7, 2016, we closed on a $33.2 million non-recourse construction loan for this project, bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of October 7, 2020 and a one-year extension option.

m.flats/TEN.M

We are a 50% partner with Kettler to construct a 437-unit, Class A multi-family project with 29,000 square feet of ground floor retail which is adjacent to The Metropolitan Downtown Columbia in Columbia, Maryland. In the first quarter 2016, construction of the project began which includes two separate buildings, m.flats and TEN.M. Kettler provides construction and property management services for the development, and we anticipate the first units will be available for rent in the third quarter 2017. We expect the property to reach projected annual stabilized NOI of approximately $8.1 million in 2019, of which our share would be $4.0 million. In January 2016, the venture closed on an $88.0 million construction loan which is non-recourse to us and bears interest at one-month LIBOR plus 2.40% with an initial maturity date of February 2020, and three one-year extension options. At loan closing, our land contribution was valued at $53,500 per unit, or $23.4 million, and Kettler contributed $16.1 million in cash, of which $7.3 million was distributed to us. This transaction was accounted for as a partial sale of the land for which we recognized a net profit of $0.2 million. Total development costs are expected to be approximately $108 million, of which the venture had incurred $26.8 million as of September 30, 2016. As of September 30, 2016, $1.4 million of the construction loan is remaining to be drawn. We contributed $6.3 million to the joint venture as required by the loan agreement.

Summerlin

Constellation

We entered into a joint venture with Calida to construct, own and operate a 124-unit gated luxury apartment development in Summerlin. We are a 50% partner with Calida and unanimous consent of the partners is required for all major decisions. The venture commenced construction in February 2015 and plans to open the project in stages. The first stage of the project was opened in September 2016. The remaining stages of the project are expected to be completed by the end of 2016. We expect to reach projected annual stabilized NOI of approximately $2.3 million in 2018, of which our share would be $1.15 million. Total estimated costs are $24 million, including land value, of which the venture had incurred $22.4 million as of September 30, 2016. The project is financed by a $15.8 million construction loan which is non-recourse to us, and $11.9 million is outstanding as of September 30, 2016. The loan bears interest at one month LIBOR plus 2.50% and matures in February of 2018, with two, one-year extension options. Upon a sale of the property, we are entitled to 50% of the proceeds up to an amount determined by applying a 7.0% capitalization rate to the joint venture’s NOI and then 100% of proceeds above that amount. As of October 20, 2016, the project is 54.0% leased.

The Woodlands

Alden Bridge Self-Storage Facilities

The Alden Bridge Self-Storage Facilities represent our first developments of this commercial property type and include a combined 1,441 units located on over seven acres, split between two locations.

We began construction on HHC 242 Self Storage Facility located in Alden Bridge, a neighborhood within The Woodlands, in the third quarter 2015 and anticipate completion during the first quarter 2017. This facility is located on 4.0 acres and will comprise 657 units aggregating approximately 82,000 square feet. Total estimated costs are approximately $8.6 million, of which we have incurred $5.4 million as of September 30, 2016. We expect to reach projected annual stabilized NOI of approximately $0.8 million in 2020. On October 23, 2015, we closed on a $6.7 million non-recourse construction loan for this facility, bearing interest at one-month LIBOR plus 2.60% with an initial maturity date of October 2019, and two, one-year extension options.

We began construction on HHC 2978 Self Storage Facility, also located in Alden Bridge, in January 2016 and anticipate completion during the first quarter 2017. This facility is located on 3.1 acres and will comprise 784 units aggregating approximately 81,000 square feet. Total estimated costs are approximately $8.5 million, of which we have incurred $3.9 million as of September 30, 2016. We expect to reach projected annual stabilized NOI of approximately $0.8 million in 2020. On January 27, 2016, we closed on a $6.4 million non-recourse construction loan for this facility, bearing interest at one-month LIBOR plus 2.60% with an initial maturity date of January 2020, and two, one-year extension options.

Ward Village

We continue to transform Ward Village into a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets.

Since 2014, we completed the renovation of the IBM Building and started construction on Waiea, Anaha and Ae'o,  three of the first four mixed-use market rate residential towers. Additionally, during the third quarter 2016, we obtained approval to begin construction of Ke Kilohana. In July 2015, we began public presales for Ae'o and the first Gateway Tower, and in March 2016, we began public presales for Ke Kilohana. Sales contracts are subject to a 30-day rescission period, and the buyers are required to make an initial deposit at signing and an additional deposit 30 days later at which point their total deposit becomes non-refundable. Buyers are then required to make a final deposit within approximately 90 days of our receipt of their second deposit. Certain buyers are required to deposit the remainder of the sales price on a predetermined pre-closing date, which is specified in the sales contracts for each condominium project.

Waiea - In 2014, we began construction on Waiea and expect to complete the condominium tower during the fourth quarter 2016. As of October 20, 2016, 160 of the 174 total units were under contract. These contracted sales represent 92.0% of total units and 86.9% of the total residential square feet available for sale. Total development costs are expected to be approximately $403 million, which includes $11.5 million of development-related marketing costs that are being expensed as incurred. As of September 30, 2016, we have incurred $346.3 million of development costs, of which $9.2 million were development-related marketing costs. During the fourth quarter 2014, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of September 30, 2016, the project was approximately 87.9% complete. In December 2015, we announced that world renowned restaurateur Nobu Matsuhisa will relocate his restaurant, Nobu, from its current Waikiki location to an approximately 8,000 square foot space at the base of Waiea.

Anaha – In 2014, we began construction of Anaha, and we expect to complete the condominium tower during the second quarter 2017. As of October 20, 2016, 299 of the 317 total units were under contract. These contracted sales represent 94.3% of total units and 87.8% of the total residential square feet available for sale. Total development costs are expected to be approximately $401 million, which includes $8.6 million of development-related marketing costs that are being expensed as incurred. As of September 30, 2016, we have incurred $207.8 million of development costs of which $6.9 million were development-related marketing costs. During the second quarter 2015, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of September 30, 2016, the project was approximately 55.8% complete. As of October 20, 2016, 73.1% of the retail space at Anaha is pre-leased and is anchored by a Merriman’s restaurant.

Waiea and Anaha have available financing for up to $600.0 million in the form of a non-recourse construction loan cross-collateralized by the condominium towers bearing interest at one-month LIBOR plus 6.75% with an initial maturity date of November 6, 2017, and two, one-year extension options. In August 2016, the original financing agreement was modified. The modification allowed for an accelerated advance of $50.0 million of construction financing. The interest rate and maturity date remained unchanged.

Ae'o – In February 2016, we began construction of the 389,000 square foot Ae'o tower and the 57,000 square foot Whole Foods Market, located on the same block. We expect to complete development of the entire project by the end of 2018. Total development costs are expected to be $429 million. We expect to secure financing by the end of this year. As of October 20, 2016, 258 of the 466 total units were under contract, representing 55.4% of total units and 48.8% of the total residential square feet available for sale. We have incurred $53.8 million of development costs on this project as of September 30, 2016. We expect to begin recognizing revenue using the percentage of completion method during the fourth quarter 2016.

Ke Kilohana – In October 2016, we began construction of Ke Kilohana and anticipate completion by the second quarter 2019. The tower will consist of 424 residences, 375 of which are designated as workforce housing units and are being offered to local residents of Hawaii who meet certain maximum income and net worth requirements. Total development costs are expected to be $219 million, and we expect completion by the second quarter 2019. Public pre-sales on the workforce units began in the first quarter 2016, and 100% of those units were under contract by the end of July 2016. The market rate units began public pre-sales in July 2016. As of October 20, 2016, we sold 12 of the 49 units, and we expect to sell the remainder over the next two years. All units under contract represent 91.3% of the total units and 87.2% of the total residential square feet available for sale. As of September 30, 2016, we have incurred $11.1 million of pre-development costs on this project. As previously announced, we have pre-leased approximately 22,000 square feet to CVS/Longs Drugs on the ground floor of Ke Kilohana. We expect to secure financing by the end of the fourth quarter 2016.

Gateway Towers – Construction of the two towers will be subject to obtaining an acceptable level of pre-sales and financing for the project. Pre-sales for the first residential tower containing 125 units began in July 2015. As expected, contracted unit sales in this tower have been slower than Waiea, Anaha and Ae'o because the pricing and marketing of these units is targeted towards a significantly smaller segment of the market. We have incurred $15.6 million of pre-development costs for the first tower as of September 30, 2016 and are finalizing the project budget. We continue pre-development activities of the second tower and have incurred $12.7 million for pre-development of this tower as of September 30, 2016.

‘A‘ali‘i – In response to the strong demand for housing at lower price points in the Honolulu market, in September 2016 we announced plans to develop our next market rate tower, ‘A‘ali‘i. ‘A‘ali‘i will be a 42-story, 751 unit mixed-use condominium project located off of Queen Street next to Ae’o and the flagship Whole Foods Market, which is currently under construction. The project will consist of studio, one and two bedroom residences and will include at least 100 workforce units under the Hawaii Community Development Authority (HCDA)’s Reserved Housing Program. The units will range from approximately 300 square feet to 900 square feet. Additionally, there will be up to 15,000 square feet of new street level retail and one acre of indoor and outdoor amenities for residents. We have submitted detailed plans to the HCDA and will hold our first public hearing in November 2016. Our goal is to obtain approvals by early 2017 and launch pre-sales later in the year. We are targeting to start construction at the end of 2017 or early 2018. We continue to finalize the development budget and seek financing for this project. As of September 30, 2016, we have incurred $1.4 million of development costs.

Other Development Projects

Circle T Ranch and Power Center

We are a 50% partner in two joint ventures with Hillwood, a local Texas developer. The ventures are known as  Westlake Retail Associates, Ltd and 170 Retail Associates, and we have collectively referred to them as Circle T Ranch and Power Center. Both ventures contain an aggregate of approximately 279 acres. During the second quarter, we announced the launch of a 130-acre, mixed use development at the Westlake Retail Associates, Ltd venture. Our planned mixed use development will include more than 1.2 million square feet of Class A mixed use office, retail and entertainment space, as well as a 200-room hotel, and will be anchored by a 500,000 square foot corporate campus for Charles Schwab Corporation, one of the nation’s largest financial service providers. On June 1, 2016, the Westlake Retail Associates venture closed on a 74.1 acre land sale with an affiliate of Charles Schwab Corporation, and as a result of the land sale, the nine months ended September 30, 2016 reflects the recognition of $10.5 million in Equity in earnings from Real Estate and Other Affiliates.

80 South Street Assemblage

On March 16, 2016, we sold the 80 South Street Assemblage for net cash proceeds of $378.3 million, resulting in a pre-tax gain of $140.5 million. The 80 South Street Assemblage was a 42,694 square foot lot with 817,784 square feet of available development rights.

The following table summarizes our projects under construction, and related debt, for Operating Assets and Strategic Developments as of September 30, 2016. Projects that are substantially complete and therefore have been placed in service in the Operating Assets segment may still require some capital for remaining tenant build-out. This table does not include projects for which construction is expected to start within the year.

($ in thousands)	Total Estimated Costs (a)	Costs Paid Through September 30, 2016 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Tenant Reimbursements to be Drawn	Remaining Debt to be Drawn	Estimated Costs Remaining in Excess of Remaining Financing to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
South Street Seaport	$514,083	$256,322	$257,761	$-	$-	$257,761	(d)	2017
1725-35 Hughes Landing Boulevard	222,990	184,594	38,396	-	37,957	439	(e)	Complete
Three Hughes Landing	90,162	59,509	30,653	-	31,247	(594)	(f)	Complete
Lakeland Village Center	16,274	11,569	4,705	-	4,833	(128)	(g)	Complete
The Westin at The Woodlands	97,380	85,223	12,157	-	12,111	46	(h)	Complete
Total Operating Assets	940,889	597,217	343,672	-	86,148	257,524

Strategic Developments
Ae'o	428,508	44,108	384,400	52,000	-	332,400	(i)	2018
Anaha	401,314	172,475	228,839	9,279	219,600	(40)	(j)	Q2 2017
HHC 242 Self-Storage	8,607	4,644	3,963	-	4,085	(122)	(k)	Q1 2017
HHC 2978 Self-Storage	8,476	2,592	5,884	-	5,984	(100)	(l)	Q1 2017
Ke Kilohana	218,898	10,861	208,037	18,285	-	189,752	(m)	2019
One Merriweather	78,187	39,613	38,574	-	36,186	2,388		Q4 2016
Two Merriweather	40,941	984	39,957	-	-	39,957	(n)	Q4 2017
Waiea	403,440	311,321	92,119	-	34,619	57,500	(j)	Q4 2016
Total Strategic Developments	1,588,371	586,598	1,001,773	79,564	300,474	621,735
Combined Total at September 30, 2016	$2,529,260	$1,183,815	$1,345,445	$79,564	$386,622	$879,259

		Two Merriweather Financing				(33,156)	(n)
		Ae'o Anticipated Financing				(230,000)	(o)
		Ke Kilohana Anticipated Financing				(142,656)	(p)
		Estimated costs to be funded net of financing, assuming closing on pending financing				$473,447

(a)

Total Estimated Costs represent all costs to be incurred on the project which include construction costs, demolition costs, marketing costs, capitalized leasing, payroll or project development fees, deferred financing costs and advances for certain accrued costs from lenders and excludes land costs and capitalized corporate interest allocated to the project.  South Street Seaport Total Estimated Costs are shown net of insurance proceeds and Waiea, Anaha, Ae'o, Ke Kilohana, One Merriweather, and Two Merriweather exclude Master Plan infrastructure and amenity costs at Ward Village and Merriweather District.

(b)	Costs Paid Through September 30, 2016 represent those items included in Total Estimated Costs which have been paid.
(c)

Negative balances represent cash to be received in excess of Estimated Remaining to be Spent.  These items are primarily related to September costs that were paid by us but not yet reimbursed by the lender. We expect to receive funds from our lenders for these costs in the future.  Positive balances represent cash that remains to be invested or amounts drawn in advance of costs paid.

(d)	South Street Seaport Total Estimated Costs and Costs Paid Through September 30, 2016 are net of $47.9 million of insurance proceeds received.
(e)

1725-35 Hughes Landing Boulevard Total Estimated Costs include approximately $61 million of tenant improvements that were reimbursed by ExxonMobil. These Tenant Reimbursements are shown above as an additional source of funds for project costs. Asset was placed in service during November 2015.

(f)	Three Hughes Landing building is substantially shell complete and was placed in service in August 2016. Final completion of the building is dependent upon lease-up and tenant build-out.
(g)	Lakeland Village Center was placed in service during the third quarter 2016.
(h)	The Westin at The Woodlands was placed in service in March 2016.
(i)

As of September 30, 2016, the entire project was under construction. Total development costs are expected to be $429 million. We are currently seeking financing for the project and expect to close on a $230.0 million construction loan in the fourth quarter 2016. We are also required to utilize up to $52.0 million of non-refundable buyer deposits for construction costs.

(j)

Waiea and Anaha utilize nonrefundable buyer deposits to fund project costs prior to drawing on the loan. Waiea has utilized the required amount of nonrefundable buyer deposits, and Anaha currently has approximately $9.3 million of nonrefundable buyer deposits remaining to utilize towards construction costs. At Waiea, we will be required to escrow the remaining construction costs subsequent to condominium unit closings. We estimate those costs to be approximately $57.5 million.

(k)	HHC 242 Self-Storage financing of $6.7 million was obtained in October 2015.
(l)	HHC 2978 Self-Storage financing of $6.4 million was obtained in January 2016.
(m)

In the third quarter 2016, Ke Kilohana was approved to begin construction. Total development costs are expected to be $219 million. We are currently seeking financing for the project and expect to close on a $142.7 million construction loan in the fourth quarter 2016. We also will be required to utilize non-refundable buyer deposits towards construction costs. As of September 30, 2016, we have received $18.3 million in non-refundable buyer deposits.

(n)	Construction began on Two Merriweather in the third quarter 2016. Total development costs are expected to be $41 million. We closed on a $33.2 million construction loan in October 2016.
(o)	The total anticipated financing for Ae`o includes a $230.0 million construction loan.
(p)	The total anticipated financing for Ke Kilohana includes a $142.7 million construction loan.

The following tables represent our capitalized internal costs by segment for the three and nine months ended September 30, 2016 and 2015:

	Capitalized Internal Costs		Capitalized Internal Costs Related to Compensation Costs
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2016	2015	2016	2015
MPC segment	$2.6	$2.4	$1.9	$2.3
Operating Assets segment	1.7	2.6	1.3	2.1
Strategic Developments segment	5.6	6.2	4.2	4.9
Total	$9.9	$11.2	$7.4	$9.3

	Capitalized Internal Costs		Capitalized Internal Costs Related to Compensation Costs
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
MPC segment	$7.2	$6.8	$5.7	$6.1
Operating Assets segment	6.1	8.2	4.6	6.0
Strategic Developments segment	16.3	14.7	12.3	10.9
Total	$29.6	$29.7	$22.6	$23.0

MPC segment capitalized internal costs (which include compensation costs) increased slightly for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 primarily due to increased capitalization of occupancy-related costs.

Capitalized internal costs (which include compensation costs) have decreased at our Operating Assets for the three and nine months ended September 30, 2016 as compared to the same periods in 2015, primarily due to lower staff allocations with respect to our properties undergoing redevelopment.

Capitalized internal costs (which include compensation costs) have decreased at our Strategic Developments segment for the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to projects placed in service during 2015 and 2016. For the nine months ended September 30, 2016, capitalized internal costs at our Strategic Developments segment increased primarily due to projects under development at Ward Village and Columbia, Maryland which began incurring a larger extent of development costs in 2016.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our MPC segment, cash generated from our operating assets and sales of properties, condominium closings, deposits from condominium sales (which are restricted to funding construction of the related developments), first mortgage financings secured by our assets and the corporate bond markets. Additionally, sales of certain assets where we deem such a sale to be the best strategic option may provide significant proceeds to our operating or investing activities. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. We believe that our sources of cash, including existing cash on hand will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and redevelopment opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding, if and when pursued. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our developments. We also provided a completion guarantee to the City of New York for the Pier 17 renovation project. We currently intend to raise this additional funding with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time.

As of September 30, 2016, our consolidated debt was $2.8 billion and our share of the debt of our Real Estate and Other Affiliates was $54.7 million. Please refer to Note 9 – Mortgages, Notes and Loans Payable to our Condensed Consolidated Financial Statements for a table showing our debt maturity dates.

The following table summarizes our Net Debt on a segment basis as of September 30, 2016. Net Debt is defined as our share of mortgages, notes and loans payable, at our ownership share, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID receivables. Although Net Debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

(In thousands) Segment Basis (a)	Master Planned Communities		Operating Assets		Strategic Developments		Segment Totals	Non- Segment Amounts	Total September 30, 2016
Mortgages, notes and loans payable	$282,973		$1,558,645	(c)	$312,333	(d)	$2,153,951	$747,736	$2,901,687
Less: cash and cash equivalents	(126,268)	(b)	(81,359)	(e)	(18,778)	(f)	(226,405)	(483,361)	(709,766)
Special Improvement District receivables	(66,300)		—		—		(66,300)	—	(66,300)
Municipal Utility District receivables	(171,691)		—		—		(171,691)	—	(171,691)
Net Debt	$(81,286)		$1,477,286		$293,555		$1,689,555	$264,375	$1,953,930

(a)	Please refer to Note 16 - Segments.
(b)	Includes MPC cash and cash equivalents, including $45.1 million of cash related to The Summit joint venture.
(c)

Includes our $48.8 million share of debt of our Real Estate and Other Affiliates in Operating Assets segment: Grandview SHG, LLC; Woodlands Sarofim; Clark County Las Vegas Stadium and The Metropolitan Downtown Columbia Project.

(d)	Includes our $5.9 million share of debt related to the Constellation joint venture.
(e)

Includes our $7.7 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Operating Assets segment: Grandview SHG, LLC; Woodlands Sarofim; Clark County Las Vegas Stadium; The Metropolitan Downtown Columbia Project and Stewart Title.

(f)

Includes our $3.9 million share of cash and cash equivalent of our Real Estate and Other Affiliates in Strategic Developments segment: Circle T Ranch and Power Center; KR Holdings; HHMK Development; m.flats and Constellation.

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

Net cash used in operating activities was $218.3 million for the nine months ended September 30, 2016 compared to net cash provided by operating activities of $32.6 million for the nine months ended September 30, 2015.

The $251.0 million net decrease in cash from operating activities in the nine months ended September 30, 2016 as compared to September 30, 2015 was primarily related to the following:

Decreases in operating cash flow:

• Greater Condominium expenditures of $108.2 million;
• Decrease in Condominium deposits released from escrow of $114.5 million;
• Tenant improvement reimbursements of $37.5 million from Exxon Mobil in 2015;
• Increase in uncapitalized interest costs of $5.9 million;
• Lower MPC land sales closed of $26.0 million; and
• Increase in income tax payments of $3.6 million.

Increases in operating cash flow:

• Dividends from equity method investments increased $8.3 million;
• Decreased MPC land acquisitions and expenditures of $28.8 million compared to the same period in 2015;
• NOI contribution of $9.1 million primarily from property openings and acquisitions in 2015 and 2016; and
• Proceeds from Superstorm Sandy insurance of $3.1 million.

Investing Activities

Net cash provided by investing activities was $65.9 million for the nine months ended September 30, 2016 compared to cash used in investing activities of $470.8 million for the period ended September 30, 2015. The increase in cash provided by investing activities of $536.7 million was primarily due to the receipt of $378.3 million in net proceeds from the sale of the 80 South Street Assemblage, and $186.9 million less expended as a result of fewer commercial property developments. These increases were partially offset by an investment of $8.2 million relating to the Grandview SHG, LLC joint venture.

Financing Activities

Net cash provided by financing activities was $360.1 million for the nine months ended September 30, 2016, compared to net cash provided of $328.3 million for the period ended September 30, 2015. The increase of $31.8 million in net cash provided is primarily due to lower net proceeds from new loan borrowings and refinancing activities of $52.3 million, partially offset by a decrease of $22.9 million in scheduled amortization payments on debt.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financings totaling $123.6 million as of September 30, 2016, these financings are non-recourse to us.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. We intend to manage a portion of our variable interest rate exposure by using interest rate swaps and caps. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. As of September 30, 2016, we had $1.7 billion of variable rate debt outstanding of which $183.0 million has been swapped to a fixed-rate. Approximately $175.0 million of the $1.5 billion that has not been swapped to a fixed-rate is represented by the Master Credit Facility at The Woodlands and is subject to an interest rate cap having a $100.0 million notional amount to mitigate our exposure to rising interest rates. We also did not swap $119.4 million of the outstanding balance on the Ward Village financing to a fixed-rate because the loan is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. $384.7 million of variable rate debt relates to our projects under construction. As the properties are placed in service and become stabilized, the variable rate debt is generally refinanced with long-term fixed-rate debt. We also have $250.0 million in gross notional amounts of forward-starting interest rate swaps that become effective December 31, 2017. As of September 30, 2016, annual interest costs would increase approximately $15.3 million for every 1.00% increase in floating interest rates. A portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) would be less than the total change, but we would incur higher cash payments. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 8 – Mortgages, Notes and Loans Payable and Note 13 – Derivative Instruments and Hedging Activities in our Annual Report.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Internal Control over Financial Reporting

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

The Howard Hughes Corporation

By:	/s/ David R. O’Reilly
David R. O’Reilly
Chief Financial Officer
November 8, 2016

EXHIBIT INDEX

10.1

Employment Agreement, dated October 17, 2016, between The Howard Hughes Corporation and David O’Reilly (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2016)

10.2

Warrant Purchase Agreement, dated October 6, 2016, between The Howard Hughes Corporation and David O’Reilly (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2016)

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

+   Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, (ii) condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015, (iii) the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, (iv) condensed consolidated statements of equity for the nine months ended September 30, 2016 and 2015, and (v) the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015.