Form 10-K
period 2016-12-31
Howard Hughes Corp
filed 2017-02-23
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES [   ]  NO [X]

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.1 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 16, 2017, there were 40,115,936 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.  The registrant intends to file its Proxy Statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

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

Factors that could cause actual results to differ materially from those expressed or implied by forward-looking statements include:

•	our inability to obtain operating and development capital, including our inability to obtain debt capital from lenders and the capital markets;
•	slower growth in the national economy and adverse economic conditions in the homebuilding, condominium development, retail, office and hospitality sectors;
•	the continued negative impact of sustained low oil prices on economic growth of, and demand for, our properties in the Houston, Texas region;
•	our ability to lease new or redeveloped space;
•	our inability to obtain rents sufficient to justify developing our properties and/or the inability of our tenants to pay their contractual rents;
•	our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners;
•	our directors may be involved or have interests in other businesses, including real estate activities and investments, which may compete with us; and
•	the other risks described in “Item 1A. Risk Factors.”

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

ITEM 1.  BUSINESS

OVERVIEW

Our mission is to be the preeminent developer of master planned communities and mixed-use properties. We create timeless places and extraordinary experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We specialize in the development of master planned communities (“MPCs”), in the ownership, management and redevelopment of revenue-generating real estate assets (“Operating Assets”), and in the development of other real estate assets in the form of entitled and unentitled land and residential condominium developments (“Strategic Developments”). We expect to generate income from the growth of our operating asset portfolio, through the continued development of strategic project opportunities, and from ongoing MPC land development and home site sales. We generate cash flow from the operations of our operating properties and the sale of land in our MPC business, which funds the development of strategic development opportunities in order to generate meaningful growth in recurring income which translates to our Operating Assets segment. We are focused on maximizing value from our assets, and we continue to acquire, develop and manage our assets to achieve this goal. We are headquartered in Dallas, Texas, and our assets are located across the United States.

We were incorporated in Delaware in 2010. Through our predecessors, we have been in business for several decades. We operate our business in three segments: MPC, Operating Assets and Strategic Developments. Financial information about each of our segments is presented in Note 17 – Segments of our audited consolidated financial statements.

Our Competitive Strengths

We believe that we distinguish ourselves from other real estate companies through the following competitive strengths:

•

Management Team with Track Record of Value Creation.  We have completed the development of over 3.9 million square feet of office and retail operating properties, 1,208 multi-family units and 913 hospitality keys since 2011, investing approximately $1.6 billion, which is projected to generate a 9.2% yield on cost or $143.7 million per year of net operating income (“NOI”) upon stabilization. At today’s market cap rates, this implies value creation to our shareholders of roughly $1 billion. These investments and returns are exclusive of land and condominium development as well as projects under construction such as the Seaport District. Because of our low cost basis in the land relative to the market value, we only invested approximately $354 million of cash equity in these projects, generating a 21.9% return on cash equity assuming a 5.5% cost of debt, which approximates our historical cost.

•

Unparalleled Value Creation Opportunity.  We own one of the preeminent development pipelines in the world with over 50 million square feet of vertical entitlements remaining across our portfolio. That is over 12 times the 3.9 million square feet we have delivered in the last six years without having to acquire another development site or external asset – we believe this is a very significant competitive advantage over other real estate development corporations.

•

Unique, Diverse Portfolio.  We own a portfolio of diverse trophy assets located in the United States, spanning 14 states with a combination of steady cash flow and longer term value creation opportunities that encompass over 50 million square feet.

•

Low-Leverage, Flexible Balance Sheet.  As of December 31, 2016, our total debt equaled approximately 42.3% of our total assets. Our net debtˡ equaled approximately 36.8% of our total market capitalization. We finished the year with approximately $665.5 million of cash on hand. We have focused almost exclusively on obtaining non-recourse debt for both our construction financing and long-term fixed rate mortgage financing and have limited cross-collateralization across the portfolio. Our low-leverage, with a focus on project specific financing, provides substantial insulation against potential downturns and provides us with the flexibility to evaluate new opportunities.

•

Self-Funded Business Plan.  One of the most important key differentiators for The Howard Hughes Corporation is our ability to deliver on our value creation proposition through self-funding without having to dispose of our recently completed developments or raise additional equity. In normal years, our MPC segment’s residential land sales and our Operating Asset segment’s recurring NOI generates substantial amounts of free cash flow. This free cash flow provides the liquidity to match-fund the current equity requirements necessary to execute the many opportunities within our Strategic Developments segment.

ˡNet debt, as further discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, includes our share of debt of Real Estate and Other Affiliates less cash and SID and MUD receivables. Total market capitalization is calculated as shares issued plus diluted shares relating to our restricted stock, options, and warrants.

Overview of Business Segments

The following describes our three business segments and provides a general description of the assets comprising these segments. This section should be referred to when reading “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” which contains information about our financial results and operating performance for our business segments.

Master Planned Communities. Our MPC segment includes the development and sale of residential and commercial land, primarily in large-scale long-term projects. Our five master planned communities, listed according to total acreage, are: The Woodlands, Summerlin, Maryland, Bridgeland and The Woodlands Hills.

Our MPCs have won numerous awards for, among other things, design and community contribution. We expect the competitive position and desirable locations of our assets (which collectively comprise millions of square feet and thousands of acres of developable land), combined with their operations and long-term opportunity through development entitlements and home site sales, to drive our long-term growth.

Our MPCs include approximately 11,500 acres of land remaining to be developed or sold. Residential sales, which are made primarily to homebuilders, include standard and custom parcels designated for detached and attached single family homes, ranging from entry-level to luxury homes. Commercial sales include land parcels designated for retail, office, resort, high density residential projects (e.g., condominiums and apartments), services and other for-profit activities, as well as those parcels designated for use by government, schools and other not-for-profit entities. Our strategy is to retain commercial land for our own development unless we deem its intended use will not compete with our existing assets and current development plans.

Operating Assets. Our Operating Assets segment contains 54 properties, investments in joint ventures and other assets, the majority of which generate revenue, consisting of 13 retail, 24 office, six multi-family and four hospitality properties (one is closed for redevelopment) and seven other operating assets and investments. We believe that there are opportunities to redevelop or reposition certain of these assets to increase operating performance. These opportunities will require new capital investment and vary in complexity and scale. The redevelopment opportunities range from those that would have minimal disruption to the property to those requiring partial or full demolition of existing structures for new construction.

Strategic Developments. Our Strategic Developments segment consists of 23 development projects, most of which will require substantial future development to maximize their highest and best use. We are in various stages of creating or executing strategic plans for many of these assets based on market conditions and availability of capital. As of December 31, 2016, we had 11 properties under construction and not yet placed into service, representing total estimated aggregate project costs totaling $1.9 billion. In addition to the permitting and approval process required in almost all large-scale real estate developments of this nature, we generally obtain construction financing to fund a majority of the costs associated with developing these assets.

Our business strategy relies on the synergies among our three business segments. As we sell residential acreage in our MPCs we create increased demand for operating assets and cash flow to fund our strategic developments. Our Operating Assets segment provides amenities to our MPC residents, which increases demand at our MPCs. The recurring cash flow from operating assets is another source of funds to fuel our strategic developments, which when developed generate meaningful recurring income. Our Strategic Developments segment uses some of the commercial acreage within our MPCs to construct new developments that are transferred into our Operating Assets segment when they are complete. We believe the combination and interaction of our three business segments is advantageous to our financial performance.

The chart below presents our assets classified by reportable segment and predominant use at December 31, 2016:

Master Planned			Strategic
Communities	Operating Assets		Developments

	Retail	Office	Under Construction
• Bridgeland	▪ Columbia Regional Building	▪ One Mall North	▪ Ae`o
• Maryland	▪ Cottonwood Square	▪ 10-70 Columbia Corporate Center	▪ Anaha
• Summerlin	▪ Creekside Village Green	▪ Columbia Office Properties	▪ Creekside Park Apartments
• The Woodlands	▪ Downtown Summerlin	▪ One Hughes Landing	▪ 100 Fellowship Drive
• The Woodlands Hills	▪ Hughes Landing Retail	▪ Two Hughes Landing	▪ HHC 242 Self-Storage
	▪ 1701 Lake Robbins	▪ Three Hughes Landing (b)	▪ HHC 2978 Self-Storage
Other	▪ Lakeland Village Center at Bridgeland (b)	▪ 1725-35 Hughes Landing Boulevard	▪ Ke Kilohana
• The Summit (a)	▪ Landmark Mall	▪ 2201 Lake Woodlands Drive	▪ One Merriweather
	▪ Outlet Collection at Riverwalk	▪ 110 N. Wacker	▪ Two Merriweather
	▪ South Street Seaport	▪ 9303 New Trails	▪ m.flats/TEN.M (a)
	(under construction)	▪ ONE Summerlin	▪ Waiea
	▪ Ward Village Retail	▪ 3831 Technology Forest Drive
	▪ 20/25 Waterway Avenue	▪ 3 Waterway Square	Other
	▪ Waterway Garage Retail	▪ 4 Waterway Square	▪ AllenTowne
		▪ 1400 Woodloch Forest	▪ American City Building (c)
	Multi-family		▪ Bridges at Mint Hill
	▪ Constellation (a) (b)	Other	▪ Century Plaza Mall
	▪ Millennium Waterway Apartments	▪ Las Vegas 51s (a) (d)	▪ Circle T Ranch and
	▪ Millennium Six Pines Apartments	▪ Kewalo Basin Harbor	Power Center (a)
	▪ One Lakes Edge	▪ Stewart Title of Montgomery	▪ Cottonwood Mall
	▪ 85 South Street	County, TX (a)	▪ 80% Interest in Fashion
	▪ The Metropolitan Downtown	▪ Summerlin Hospital Medical	Show Air Rights
	Columbia (a)	Center (a)	▪ Kendall Town Center
		▪ The Woodlands Parking Garages	▪ Lakemoor (Volo) Land
	Hospitality	▪ 2000 Woodlands Parkway	▪ Maui Ranch Land
	▪ Embassy Suites at Hughes Landing	▪ Woodlands Sarofim #1 (a)	▪ The Outlet Collection at Elk Grove
	▪ 33 Peck Slip (Grandview SHG, LLC) (a)		▪ West Windsor
▪ The Westin at The Woodlands (b)
▪ The Woodlands Resort &
Conference Center

(a)	A non-consolidated investment. Refer to Note 5 – Real Estate and Other Affiliates in our Consolidated Financial Statements.
(b)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2016.
(c)

Asset was operating under a master lease agreement and previously reported in Columbia Office Properties. The operations under the master lease agreement are reported with Columbia Office Properties. The property is included in Strategic Developments. It is now reported separately as a result of our acquisition of this property in December 2016, as discussed in “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(d)	Formerly known as Summerlin Baseball Club, part of the Clark County Las Vegas Stadium LLC joint venture.

Competition

The nature and extent of our competition depends on the type of property involved. With respect to our MPC segment, we compete with other landholders and residential and commercial property developers primarily in the development of properties within Las Vegas, Nevada; Houston, Texas; and the Baltimore, Maryland/Washington, D.C. markets. Significant factors which we believe allow us to compete effectively in this business include:

•	the size and scope of our master planned communities;
•	years of experience serving and strong reputation within the industry;
•	the recreational and cultural amenities available within the communities;
•	the commercial centers in the communities, including the properties that we own and/or operate or may develop;
•	our relationships with homebuilders;
•	our low level of debt relative to total assets; and
•	the proximity of our developments to major metropolitan areas.

With respect to our Operating Assets segment, we primarily compete for retail and office tenants, residential tenants and hospitality guests. We believe the principal factors that retailers consider in making their leasing decisions include: (1) consumer demographics; (2) age, quality, design and location of properties; (3) neighboring real estate projects that have been developed or that we, or others, may develop in the future; (4) diversity of retailers and anchor tenants at shopping center locations; (5) management and operational expertise; and (6) rental rates. The principal factors influencing tenant leasing decisions for our office space include: (1) rental rates; (2) attractive views; (3) walkable retail; and (4) commute time. For residential tenants, the factors that impact their decision where to live are: (1) walkability/proximity to work; (2) amenities, as they are looking for the best and most enjoyable quality of life all in one; and (3) the best value for their money. Most of our hospitality guests generally make decisions on which hotel they prefer for the following reasons: (1) the nature and intention of their trip; (2) brand loyalty; or (3) location and convenience to either an urban or open resort experience.

With respect to our Strategic Developments segment, our direct competitors include other commercial property developers, residential condominium developers and other owners of commercial real estate that engage in similar businesses. We hold an advantage over many of our competitors in that we already own and control substantial acreage for development, with significant existing entitlements.

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

Substantially all of our properties have been subject to third-party Phase I environmental assessments, which are intended to evaluate the environmental condition of the surveyed and surrounding properties. As of December 31, 2016, the assessments have not revealed any known environmental liability that we believe would have a material adverse effect on our overall business, financial condition or results of operations. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that the conditions have changed since the assessments were prepared (typically at the time the property was purchased or encumbered with debt). Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability on us, or the current environmental condition of our properties will not be adversely affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties (such as the presence on such properties of underground storage tanks) or by third parties unrelated to us.

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

Employees

As of December 31, 2016, we had approximately 1,100 employees, approximately 500 of whom were employed at our hospitality properties.

Available Information

Our website address is www.howardhughes.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other publicly filed documents are available and may be accessed free of charge through the “Investors” section of our website under the SEC Filings subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. Also available through our Investors section of our website are reports filed by our directors and executive officers on Forms 3, 4 and 5, and amendments to those reports. Our website and included or linked information on the website are not intended to be incorporated into this Annual Report on Form 10-K.

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

Risks Related to our Business

A decline in oil prices over the past several years has had, and may continue to have, a negative effect on the future economic growth of, and demand for our properties in Texas where we have asset concentrations that are highly dependent on the energy sector.

In addition to general and national economic conditions, our operating results are impacted by the economic conditions of the specific regional markets in which we have concentrations of properties. In certain regions where we have asset concentrations, such as the Houston, Texas region (home to a large number of energy companies), economic activity, growth and employment opportunities depend in part on the energy sector.

The Houston area has experienced a slowdown in economic growth due to low oil prices, which have decreased by over 50% since mid-2014. In the event that oil prices remain depressed for a sustained period, or decline further, demand may continue to decrease for housing and commercial space in The Woodlands, Bridgeland and The Woodlands Hills. If we are unable to sell or lease our residential and commercial property in or near the Houston area, or if we are unable to recover or replace revenue from a delinquent paying tenant, it could materially and adversely impact our business, financial condition and results of operations.

The homebuilding recovery has continued its progression at a slow and steady pace; however, a downturn in the recovery or decline in economic conditions could adversely affect our operations.

Although our business does not involve the sale or resale of homes, we believe that new home sales are an important indicator of future demand for our superpad sites and lots. In fiscal 2016, we continued to experience a steadily improving housing market, and we saw an increase in new home sales in our MPCs compared with the prior year. Demand for new homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. The prior economic downturn severely affected both the numbers of homes that could be sold in our MPCs and the prices for which homebuilders could sell them. We cannot predict whether the recovery in the housing market will continue. If the recovery were to slow or stop, or there were another economic downturn, the resulting decline in demand for new homes would negatively impact our business, financial condition and results of operations.

Our MPC segment is highly dependent on homebuilders.

We are highly dependent on our relationships with homebuilders to purchase lots at our master planned communities. Our business will be adversely affected if homebuilders do not view our master planned communities as desirable locations for homebuilding operations or due to a change in demand, our inability to achieve certain pricing arrangements or upon an overall decline in general market conditions. Also, some homebuilders may be unwilling or unable to close on previously committed lot purchases due to our failure to meet certain conditions in our agreements or otherwise. As a result, we may sell fewer lots and, in certain instances suspend any of our MPC developments and may have lower sales revenues, which could have an adverse effect on our financial position and results of operations.

Our development, construction and sale of condominiums are subject to state regulations and may be subject to claims from the condominium owners association at each project.

A portion of our business is dedicated to the development and sale of condominiums. Condominiums are generally regulated by an agency of the state in which they are located or where the condominiums are marketed to be sold. In connection with our development and offering of condominium units for sale, we must submit regulatory filings to various state agencies and engage in an entitlement process by which real property owned under one title is converted into individual units. Responses or comments on our condominium filings may delay our ability to sell condominiums in certain states and other jurisdictions in a timely manner, or at all. Further, we will be required to transfer control of a condominium association’s board of directors once we trigger one of several statutory thresholds, with the most likely triggers being tied to the sale of not less than a majority of units to third-party owners. Transfer of control can result in claims with respect to deficiencies in operating funds and reserves, construction defects and other condominium-related matters by the condominium association and/or third-party condominium unit owners. Any material claims in these areas could negatively affect our reputation in condominium development and ultimately have a material adverse effect on our business, financial condition and results of operations.

Our condominium sales are sensitive to interest rates and the ability of consumers to obtain mortgage financing.

The ability of the ultimate buyers of condominiums to finance their purchases is generally dependent on their personal savings and availability of third-party financing. Consequently, the demand for condominiums will be adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. Levels of income and savings, including retirement savings, available to condominium purchasers can be affected by declines in the capital markets. Any significant increase in the prevailing low mortgage interest rate environment or decrease in available credit could reduce consumer demand for housing, and result in fewer condominium sales, which may have an adverse effect on our business, financial condition and results of operations.

Purchasers may default on their obligations to purchase condominiums.

We enter into contracts for the sale of condominium units that generally provide for the payment of a substantial portion of the sales price at closing when a condominium unit is ready to be delivered and occupied. A significant amount of time may pass between the execution of a contract for the purchase of a condominium unit and the closing thereof. Defaults by purchasers to pay any remaining portions of the sales prices for condominium units under contract may have an adverse effect on our business, financial condition and results of operations.

We may be unable to develop and expand our properties.

Our business objective includes the development and redevelopment of our properties, which we may be unable to do if we do not have or cannot obtain sufficient capital or government incentives, such as tax increment financing, to proceed with planned development, redevelopment or expansion activities. We may be unable to obtain an anchor store, mortgage lender and property partner approvals that are required for any such development, redevelopment or expansion. We may abandon redevelopment or expansion activities already underway that we are unable to complete due to inability to secure additional capital, obtain required approvals or otherwise, which may result in charge-offs of costs previously capitalized. In addition, if redevelopment, expansion or reinvestment projects are unsuccessful, the investment in such projects may not be recoverable, in full or in part, from future operations or sale resulting in impairment charges.

We are exposed to risks associated with the development, redevelopment or construction of our properties.

Our development, redevelopment and construction activities entail risks that could adversely impact our results of operations, cash flows and financial condition, including:

•

increased construction costs for a project that exceeded our original estimates due to increases in materials, labor or other costs, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increased construction costs;

•	construction delays, which may increase project development costs;
•	claims for construction defects after a property has been developed;
•	poor performance or nonperformance by any of our joint venture partners or other third parties on whom we rely;
•	health and safety incidents and site accidents;
•	compliance with building codes and other local regulations;
•	an inability to secure tenants necessary to support commercial projects or obtain construction financing for the development or redevelopment of our properties; and
•	disruption of our project financing.

Our development projects may subject us to certain liabilities.

We may hire and supervise third-party contractors to provide construction, engineering and various other services for wholly owned development projects or development projects undertaken by real estate ventures in which we hold an equity interest. Certain of these contracts are structured such that we are the principal rather than the agent. As a result, we may assume liabilities in the course of the project and be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties we have engaged.

Adverse outcomes of disputes or litigation could negatively impact our business, results of operations and financial condition, particularly if we have not limited the extent of the damages to which we may be liable, or if our liabilities exceed the amounts of the insurance that we carry. Moreover, our tenants may seek to hold us accountable for the actions of contractors because of our role even if we have technically disclaimed liability as a legal matter, in which case we may determine it necessary to participate in a financial settlement for purposes of preserving the tenant or customer relationship. Acting as a principal may also mean that we pay a contractor before we have been reimbursed by our tenants, which exposes us to additional risks of collection in the event of a bankruptcy or insolvency. The reverse can occur as well, where a contractor we have paid files bankruptcy or commits fraud with the funds before completing a project which we have funded in part or in full.

Development of properties entails a lengthy, uncertain and costly entitlement process.

Approval to develop real property sometimes requires political support and generally entails an extensive entitlement process involving multiple and overlapping regulatory jurisdictions and often requires discretionary action by local governments. Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. In addition, our competitors and local residents may challenge our efforts to obtain entitlements and permits for the development of properties. The process to comply with these regulations is usually lengthy and costly, may not result in the approvals we seek, and can be expected to materially affect our development activities.

Specifically, our redevelopment plans for the Seaport District are subject to a Uniform Land Use Review Procedure (“ULURP”) that requires approval by the New York City Council, the New York City Landmarks Preservation Commission and various other government agencies. Our inability to obtain the ULURP could negatively affect our future redevelopment plans for the Seaport District.

Government regulations and legal challenges may delay the start or completion of our communities, increase our expenses or limit our homebuilding or other activities.

The approval of numerous governmental authorities must be obtained in connection with our development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that the property is not feasible for development. Various local, state and federal statutes, ordinances, rules and regulations concerning building, health and safety, site and building design, environment, zoning, sales and similar matters apply to and/or affect the real estate development industry. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state and local policies, rules and regulations and their interpretations and application.

Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. If municipalities in which we operate take such actions, it could have an adverse effect on our business by causing delays, increasing our costs or limiting our ability to operate in those municipalities. These measures may reduce our ability to open new MPCs and to build and sell other real estate development projects in the affected markets, including with respect to land we may already own, and create additional costs and administration requirements, which in turn may harm our future sales, margins and earnings.

In addition, there is a variety of legislation being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct homes. Such environmental laws may affect, for example, how we manage storm water runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. In addition, it is possible that some form of expanded energy efficiency legislation may be passed by the U.S. Congress or federal agencies and certain state legislatures, which may, despite being phased in over time, significantly increase our costs of building MPCs and the sale price to our buyers and adversely affect our sales volumes. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law.

Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy related taxes and regulations. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations and other sanctions.

Governmental regulation affects not only construction activities but also sales activities, mortgage lending activities and other dealings with consumers. Further, government agencies routinely initiate audits, reviews or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.

We may be negatively impacted by the consolidation or closing of anchor stores.

Many of our mixed-used properties are anchored by “big box” tenants, like the iPic Theaters at our Fulton Market Building development project or CVS at our Lakeland Village Center at Bridgeland. We could be adversely affected if these or other anchor stores were to consolidate, close or enter into bankruptcy. Given the current economic environment for certain retailers, there is a heightened risk an anchor store could close or enter into bankruptcy. Even if we own the anchor space, we may be unable to re-lease this area or to re-lease it on comparable terms. The loss of these revenues could adversely affect our results of operations and cash flows. Further, the temporary or permanent loss of any anchor would likely reduce customer traffic in the retail center, which could lead to decreased sales at other retail stores. Rents obtained from other tenants may be adversely impacted as a result of co-tenancy clauses in their leases. One or more of these factors could cause the retail center to fail to meet its debt service requirements. The consolidation of anchor stores may also negatively affect current and future development projects.

We may have to make significant capital expenditures to maintain our hotel properties, and any development activities we undertake may be more costly than we anticipate.

Our hotels have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. Managers or franchisors of our hotels also will require periodic capital improvements pursuant to the management agreements or as a condition of maintaining franchise licenses. Generally, we are responsible for the cost of these capital improvements. As part of our long-term growth strategy, we may also develop hotel properties, timeshare units or other alternate uses of portions of our existing properties, including the development of retail, office or apartments, including through joint ventures. Such renovation and development involves substantial risks, including, but not limited to:

•	construction cost overruns and delays;
•	the disruption of operations and displacement of revenue at operating hotels, including revenue lost while rooms, restaurants or meeting
•	space under renovation are out of service;
•	the cost of funding renovations or developments and inability to obtain financing on attractive terms;
•	the return on our investment in these capital improvements or developments failing to meet expectations;
•	governmental restrictions on the nature or size of a project;
•	inability to obtain all necessary zoning, land use, building, occupancy, and construction permits;
•	loss of substantial investment in a development project if a project is abandoned before completion;
•	acts of God such as earthquakes, hurricanes, floods or fires that could adversely affect a project;

•	environmental problems; and
•	disputes with franchisors or property managers regarding compliance with relevant franchise agreements or management agreements.

The occurrence of any of the aforementioned risks or any others not currently known to us could have a material adverse effect on our business, results of operation or financial condition.

Our business model includes entering into joint venture arrangements with strategic partners.

We currently have and intend to enter into other joint venture partnerships. These joint venture partners may bring local market knowledge and relationships, development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets. In the future, we may not have sufficient resources, experience and/or skills to locate desirable partners. We also may not be able to attract partners who want to conduct business in the locations where our properties are located, and who have the assets, reputation or other characteristics that would optimize our development opportunities.

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

The bankruptcy or, to a lesser extent, financial distress of any of our joint venture partners could materially and adversely affect the relevant property or properties. If this occurred, we would be precluded from taking some actions affecting the estate of the other investor without prior court approval which would, in most cases, entail prior notice to other parties and a hearing. At a minimum, the requirement to obtain court approval may delay the actions we would or might want to take. If the relevant joint venture through which we have invested in a property has incurred recourse obligations, the discharge in bankruptcy of one of the other partners might result in our ultimate liability for a greater portion of those obligations than would otherwise be required.

Significant competition could have an adverse effect on our business.

The nature and extent of the competition we face depends on the type of property. With respect to our master planned communities, we compete with other landholders and residential and commercial property developers in the development of properties within the Las Vegas, Nevada; Houston, Texas; and Baltimore, Maryland/Washington, D.C. markets. A number of residential and commercial developers, some with greater financial and other resources, compete with us in seeking resources for development and prospective purchasers and tenants. Competition from other real estate developers may adversely affect our ability to attract purchasers and sell residential and commercial real estate, sell undeveloped rural land, attract and retain experienced real estate development personnel, or obtain construction materials and labor. These competitive conditions can make it difficult to sell land at desirable prices and can adversely affect our results of operations and financial condition.

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

We have a significant amount of indebtedness. On October 2, 2013, we issued $750.0 million aggregate principal amount of our 6.875% Senior Notes due 2021 (the “Senior Notes”) and received net cash proceeds of $741.3 million. As of December 31, 2016, our total consolidated debt was approximately $2.7 billion (excluding an undrawn balance of $25.0 million under our revolving facilities) of which $906.9 million was recourse to the Company. In addition, we have $46.1 million of recourse guarantees associated with undrawn construction financing commitments as of December 31, 2016. As of December 31, 2016, our proportionate share of the debt of our Real Estate and Other Affiliates was $55.5 million based upon our economic ownership. All of the debt of our Real Estate and Other Affiliates is non-recourse to us.

Subject to the limits contained in the indenture governing the Senior Notes and any limits under our other debt agreements, we may be required to incur substantial additional indebtedness from time to time, including project indebtedness for developments by our subsidiaries. If we incur additional indebtedness, the risks related to our level of indebtedness could intensify. Specifically, an increased level of indebtedness could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to the Senior Notes and our other debt;
•

limiting our ability to obtain additional financing to fund future working capital, capital expenditures, debt service requirements, execution of our business strategy or finance other general corporate requirements;

•	requiring us to make non-strategic divestitures, particularly when the availability of financing in the capital markets is limited, which may adversely impact sales prices;
•

requiring a substantial portion of our cash flow to be allocated to debt service payments instead of other business purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions, dividends and other general corporate purposes;

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
•

resulting in an event of default if we fail to satisfy our obligations under the Senior Notes or our other debt agreements or fail to comply with the financial and other restrictive covenants contained in the indenture governing the Senior Notes or our other debt, which event of default could result in the Senior Notes and all of our debt becoming immediately due and payable and, in the case of our secured debt, could permit the lenders to foreclose on our assets securing such debt.

The indenture governing our Senior Notes contains, and our other debt agreements contain, restrictions which may limit our ability to operate our business.

The indenture governing our Senior Notes contains, and some of our other debt agreements contain, certain restrictions. These restrictions limit our ability or the ability of certain of our subsidiaries to, among other things:

•	incur indebtedness or issue certain equity;
•	create certain liens;
•	pay dividends on, redeem or repurchase capital stock or make other restricted payments;
•	make investments;
•	incur obligations that restrict the ability of our subsidiaries to make dividend or other payments to us;
•	consolidate, merge or transfer all or substantially all of our assets;
•	enter into transactions with our affiliates; and
•	create or designate unrestricted subsidiaries.

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

We may be required to take action to reduce our debt or act in a manner inconsistent with our business objectives and strategies to meet such ratios and satisfy the covenants in our debt agreements. Events beyond our control, including changes in economic and business conditions in the markets in which we operate, may affect our ability to do so. We may not be able to meet the ratios or satisfy the covenants in our debt agreements, and we cannot assure you that our lenders will waive any failure to do

so. A breach of any of the covenants in, or our inability to maintain the required financial ratios, under our debt agreements would likely result in a default under such debt agreements, which may accelerate the principal and interest payments of the debt and, if such debt is secured, result in the foreclosure on certain of our assets that secure such debt. A breach of any of the covenants in, or our inability to maintain the required financial ratios, under our debt agreements also would prevent us from borrowing additional money under such agreements that include revolving credit facilities. A default under any of our debt agreements could, in turn, result in defaults under other obligations and result in other creditors accelerating the payment of other obligations and foreclosing on assets securing such obligations, if any.

Any such defaults could materially impair our financial condition and liquidity. In addition, if the lenders under any of our debt agreements or other obligations accelerate the maturity of those obligations, we cannot assure you that we will have sufficient assets to satisfy our obligations under the notes or our other debt.

We are subject to risks associated with hedging arrangements.

We enter into interest rate swap agreements and other interest rate hedging contracts, including caps and cash settled forward starting swaps, to mitigate or reduce our exposure to interest rate volatility or to satisfy lender requirements. These agreements expose us to additional risks, including a risk that counterparties of these hedging and swap agreements will not perform. There also could be significant costs and cash requirements involved to fulfill our obligations under a hedging agreement. In addition, our hedging activities may not have the desired beneficial impact on interest rate exposure and have a negative impact on our business, financial condition and results of operations.

We may not realize the value of our tax assets.

Certain provisions of the Internal Revenue Code could limit our ability to fully utilize certain tax assets if we were to experience a “change of control.” If such an event were to occur, the cash flow benefits we might otherwise have received would be eliminated. For example, we currently have approximately $33.8 million of federal net operating loss carryforwards, $25.0 million of which are subject to the separate return year limitation rules.

The new Trump Administration may make substantial changes to fiscal and tax policies that may adversely affect our business.

The Trump Administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business and the real estate industry generally. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

Our results of operations are subject to significant fluctuation by various factors that are beyond our control.

Our results of operations are subject to significant fluctuations by various factors that are beyond our control. Fluctuations caused by these factors may decrease or eliminate the income generated by a property, and include:

•

the regional and local economy, which may be negatively impacted by material relocation by residents, industry slowdowns, plant closings, increased unemployment, lack of availability of consumer credit, levels of consumer debt, housing market conditions, adverse weather conditions, natural disasters and other factors;

•	strength of the residential housing and condominium markets;
•	local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants;
•	decrease in traffic to our retail properties due to the convenience of other retailing options such as the internet;
•	perceptions by retailers or shoppers of the safety, convenience and attractiveness of our retail property;
•	the convenience and quality of competing retail properties;
•	our ability to lease existing, new or redeveloped space, collect rent and attract new tenants;
•	ability to re-let space as leases expire on similar or more favorable terms than the terms of the expiring leases;
•	vacancies and changes in rental rates;
•	tenant rental rates, which may decline for a variety of reasons, including the impact of co-tenancy provisions in lease agreements with certain tenants; and
•	the decline of the reputation or perceived quality of the brands of our hotels.

A decline in our results of operations could have a negative impact on the market’s perception or view of our business and affect the trading price of our common stock.

Because real estate is illiquid, we may not be able to sell properties when in our best interest.

Real estate investments generally, and in particular large office and mixed-use properties like those that we develop and construct, often cannot be sold quickly. The capitalization rates at which properties may be sold could be higher than historic rates, thereby reducing our potential proceeds from sale. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our business, financial condition and results of operations.

Monetary policy actions by the U.S Federal Reserve could adversely impact our financial condition and our ability to make distributions to our stockholders.

In December 2016, the U.S. Federal Reserve raised the target range for the federal funds rate to a range from 0.50 to 0.75 percent. This decision was only the second increase since the Federal Reserve’s adoption of the low-interest-rate policy that was in effect for the seven years prior to December 2015. The targeted federal funds rate increase will likely result in an increase in market interest rates, which may increase our interest expense under our unhedged variable-rate borrowings and the costs of refinancing existing indebtedness or obtaining new debt. In addition, increases in market interest rates may result in a decrease in the value of our real estate and a decrease in the market price of our common stock. Increases in market interest rates may also adversely affect the securities markets generally, which could reduce the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.

Inflation may adversely affect us by increasing costs beyond what we can recover through price increases.

Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on demand for homes in our MPCs and demand for our condominium projects, and our ability to refinance existing indebtedness on favorable terms, or at all. In an inflationary environment, depending on the homebuilding industry and other economic conditions, we may be precluded from raising land prices enough to keep up with the rate of inflation, which could significantly reduce our profit margins. In recent years we have been experiencing increases in the prices of labor and materials above the general inflation rate. Our inability to recover increasing costs due to inflation through price increases could have a material adverse effect on our results of operations, financial conditions and cash flows.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our tenants and business partners and personally identifiable information of our employees on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and liability under laws that protect the privacy of personal information, which could adversely affect our business, financial conditions and results of operations.

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

Americans with Disabilities Act compliance could be costly.

The Americans with Disabilities Act of 1990, as amended (“ADA”), requires that all public accommodations and commercial facilities, including office buildings, meet certain federal requirements related to access and use by disabled persons. Compliance with ADA requirements could involve the removal of structural barriers from certain disabled persons' entrances which could adversely affect our financial condition and results of operations. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses. Noncompliance with the ADA or similar or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. In addition, changes to existing requirements or enactments of new requirements could require significant expenditures. Such costs may adversely affect our business, financial and results of operations.

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

Pershing Square Capital Management, L.P. (“Pershing Square”) beneficially owns approximately 9.0% of our outstanding common stock (excluding shares issuable upon the exercise of warrants) as of December 31, 2016. Under the terms of our stockholder agreements, Pershing Square has the ability to designate three members of our board of directors.

The concentration of ownership of our outstanding common stock held by Pershing Square and other substantial stockholders may make some transactions more difficult or impossible without the support of these stockholders, or more likely with the support of these stockholders. The interests of our substantial stockholders could conflict with or differ from the interests of our other stockholders. For example, the concentration of ownership held by Pershing Square and other substantial stockholders, even if these stockholders are not acting in a coordinated manner, could allow Pershing Square and other substantial stockholders to influence our policies and strategy and could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that management and our board of directors believe may otherwise be favorable to us and our other stockholders.

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

We have also adopted a Section 382 rights agreement. This agreement assists in the preservation of our valuable tax attributes by acting as a deterrent to any person or group acquiring 4.99% or more of our outstanding common stock. The term of the stockholders rights agreement generally expires on the earlier of March 14, 2018, or the final day of a taxable year of the Company to which the Board of Directors of the Company determines that no tax benefit may be carried forward. All of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. There also may be dilution of our common stock from the exercise of outstanding warrants, which may materially adversely affect the market price and negatively impact a holder’s investment.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Dallas, Texas and New York, New York. We also maintain offices at certain of our properties nationwide, including The Woodlands, Texas; Honolulu, Hawaii; Columbia, Maryland and Las Vegas, Nevada. We believe our present facilities are sufficient to support our operations.

Master Planned Communities

The development of master planned communities requires expertise in large-scale and long-range land use planning, residential and commercial real estate development and sales. These developments often require decades of investment and continual focus on the changing market dynamics surrounding the communities. We believe that the long-term value of our master planned communities remains strong because of their competitive positioning in their respective markets, our expertise in diverse land use planning and the fact that we have substantially completed the entitlement processes within the majority of our communities.

Our MPC segment engages in the development and sale of residential land and the development of commercial land to hold or sell. Our master planned communities are located in and around Houston, Texas; Las Vegas, Nevada; and Columbia, Maryland. Residential revenues are generated primarily from the sale of finished lots and undeveloped superpads to residential homebuilders and developers. We also occasionally sell or lease land for commercial development when we deem its use will not compete with our existing properties or our Strategic Developments strategy. Superpad sites are generally 20 to 25 acre parcels of unimproved land where we develop and construct the major utilities (water, sewer and storm drainage) and roads to the borders of the parcel and the homebuilder completes the on-site utilities, roads and finished lots. Revenue is also generated through price participation with homebuilders. As of December 31, 2016, we had 8,109 residential and 3,423 commercial acres remaining to be developed in our MPCs.

The following table summarizes our master planned communities, all of which are wholly-owned as of December 31, 2016:

								Remaining	Projected		Undiscounted/
		Total	Approx. No.			Average Price Per Acre		Saleable	Community	Average Cash	Uninflated Value
		Gross	People Living	Remaining Saleable Acres		(In thousands)		Residential	Sell-Out	Margin (e)	($ in millions)
Community	Location	Acres (a)	in Community	Residential (b)	Commercial (c)	Residential	Commercial	Lots (d)	Date	Residential	Residential	Commercial
Bridgeland	Houston, TX	11,400	8,300	2,518	1,530	$372	$394	15,000	2037	69%	$646	$603
Maryland	Columbia, MD	16,450	112,000	—	108	N/A	316	—	2022	N/A	N/A	34
Summerlin	Las Vegas, NV	22,500	107,000	3,778	826	577	759	40,000 (f)	2039	68%	1,482	627
The Woodlands	Houston, TX	28,475	115,000	314	788	560	957	1,000	2025	98%	172	754
The Woodlands Hills (g)	Conroe, TX	2,055	—	1,499	171	207	552	5,000	2030	81%	251	94
Total		80,880	342,300	8,109	3,423			61,000			$2,551	$2,112

(a)

Encompasses all of the land located within the borders of the master planned community, including parcels already sold, saleable parcels and non-saleable areas such as roads, parks and recreation areas, conservation areas and parcels acquired during the year.

(b)

Includes standard and custom residential land parcels. Standard residential lots are designed for detached and attached single family homes, ranging from entry-level to luxury homes. Certain residential parcels are designated as custom lots as their premium price reflects a larger size and other distinguishing features such as location within a gated community, having golf course access or higher elevations.

(c)

Designated for retail, office, resort, high density residential projects (condominiums and apartments), services and other for-profit activities, as well as those parcels allocated for use by government, schools, houses of worship and other not-for-profit entities.

(d)

Remaining Saleable Residential Lots are estimates and include only lots that are intended for sale or joint venture. The mix of intended use on our remaining saleable and developable acres is primarily based on assumptions regarding entitlements and zoning of the remaining project and are likely to change over time as the master plan is refined.

(e)

Average Cash Margin represents the total projected cash profit (total projected cash sales minus total projected cash development expenditures excluding land costs), divided by total projected cash sales.

(f)	Amount represents remaining entitlements, not necessarily the number of lots that will ultimately be developed and sold.
(g)	Total Gross Acres does not include 61 acres of land under contract to be acquired for $2.5 million in 2017.

The Summit

Within our Summerlin MPC, we are currently developing an exclusive luxury community named The Summit, which is being developed and managed through a joint venture with Discovery Land Company (“Discovery”), a leading developer of luxury communities and private clubs. The 555-acre community will consist of approximately 262 homes, an 18-hole Tom Fazio designed golf course and other amenities for residents.

We contributed undeveloped land to the venture at an agreed upon value of $125.4 million (“Our Capital Contribution”), or $226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million cash for development costs as their capital contribution, and we have no further capital obligations. After receipt of Our Capital Contribution and a 5.0% preferred return, Discovery is entitled to cash distributions by the joint venture until it has received two times its equity contribution. Any further cash distributions are shared 50/50. Discovery is the manager on the project, and land development began in second quarter 2015. Through December 2016, 136 custom home sites were mapped and available for sale, of which 60 were sold and closed as of December 31, 2016, and an additional 16 built product homesites will be available for sale in April 2017. Development of the golf course is nearing completion with a projected opening in March 2017. Final approvals for the remaining homesites and built product units are expected to be obtained in 2017. See further discussion in “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Assets

In our Operating Assets segment, we own a variety of asset types including retail, office, multi-family, hospitality and other assets and investments. We have developed many of these assets since our spin-off in 2010. Our portfolio includes approximately 7.0 million square feet of retail and office, 1,118 wholly-owned multi-family units, 985 combined keys at hospitality properties, and other properties and investments. In addition to several other locations, our assets are primarily located in and around The Woodlands, Texas; Las Vegas, Nevada; Honolulu, Hawaii; New York, New York; and Columbia, Maryland. Revenue is generated through rental and hospitality services and is directly impacted by trends in rental and occupancy rates and operating costs. We will also occasionally sell an operating asset when it does not complement our existing properties or our strategy. We believe that the long-term value of our Operating Assets lies in our premier portfolio located in geographically diverse locations.

For certain of the remaining assets, we believe there are opportunities to improve their operating performance through redevelopment or repositioning. Factors we evaluate in determining whether to redevelop or reposition an asset include the following: (1) existing and forecasted demographics surrounding the property; (2) competition related to existing and/or alternative uses; (3) existing entitlements of the property and our ability to change them; (4) compatibility of the physical site with proposed uses; and (5) environmental considerations, traffic patterns and access to the properties.

We believe these assets have the potential for future growth by means of an improved tenant mix, additional gross leasable area (“GLA”), or a repositioning of the asset for alternative use. Redevelopment plans for these assets may include office, retail or residential space, shopping centers, movie theaters, parking complexes or open space and may require that we obtain permits, licenses, consents and/or waivers from various parties.

The following table summarizes certain metrics of the retail properties within our Operating Assets segment as of December 31, 2016:

Retail Properties	Location	Existing Gross Leasable Area		% Leased	Annualized Base Rent (In thousands) (a)	Annualized Base Rent Per Square Foot (a)	Year Built/ Acquired/Last Renovated
The Woodlands
Creekside Village Green	The Woodlands, TX	74,669		84.5%	$1,867	$29.59	2015
Hughes Landing Retail	The Woodlands, TX	126,131		97.4	3,809	31.00	2015
1701 Lake Robbins	The Woodlands, TX	12,376		64.1	317	39.93	2014
One Lakes Edge Retail	The Woodlands, TX	23,280		99.3	904	39.10	2015
20/25 Waterway Avenue	The Woodlands, TX	50,062		97.5	1,635	33.48	2007 / 2009
Waterway Garage Retail	The Woodlands, TX	21,513		99.8	749	34.91	2011

Columbia
Columbia Regional Building	Columbia, MD	88,556		100.0	1,828	26.66	2014

Summerlin
Downtown Summerlin	Las Vegas, NV	796,443	(b)	86.9	20,313	32.51	2014

Ward Village
Ward Village - Newly Renovated	Honolulu, HI	277,282		96.6	12,192	45.07	2012
Ward Village Retail - Pending Redevelopment	Honolulu, HI	860,837		86.3	14,240	24.62	2002

Other
Cottonwood Square	Salt Lake City, UT	77,080	(c)	95.7	563	18.86	2002
Lakeland Village Center at Bridgeland	Houston, TX	83,600		53.7	568	18.00	2016
Landmark Mall	Alexandria, VA	440,325	(d)	31.1	N/A	N/A	2004
Outlet Collection at Riverwalk	New Orleans, LA	263,892	(e)	96.9	7,111	30.81	2014
South Street Seaport	New York, NY	123,173	(f)	94.9	N/A	N/A	2004

Total		3,319,219

(a)

Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property for December 31, 2016 multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2016 divided by the average occupied square feet.

(b)	Excludes 381,767 square feet of anchors, 162,300 square feet of pad sites, and 236,229 square feet of office.
(c)	41,612 square feet of the Existing Gross Leasable Area is part of a ground lease where we are the ground lessee. The ground lease payments are paid by the current tenant directly to the ground lessor.
(d)

Excludes 438,937 square feet that is owned and occupied by Sears and Macy's. We acquired the Macy’s space in January 2017. Macy’s recently announced their intention to close this location. We closed the mall for future redevelopment on January 31, 2017.

(e)	All of the project is on a ground lease where we are the ground lessee. With the opening of Nordstrom Rack in 2016, the property was expanded to 263,892 square feet.
(f)

A significant portion of the project is on a ground lease where we are the ground lessee. The existing GLA reflects square feet in service as of December 31, 2016. Upon completion of the redevelopment, South Street Seaport will be approximately 348,504 square feet, excluding future square feet to be constructed related to the Tin Building.

The following table summarizes certain metrics of our office assets within our Operating Assets Segment as of December 31, 2016:

Office Assets	Location	Existing Gross Leasable Area	% Leased	Annualized Base Rent (In thousands) (a)	Annualized Base Rent Per Square Foot (a)	Effective Annual Rent (In thousands) (b)	Effective Annual Rent per Square Foot (b)	Year Built/ Acquired/ Last Renovated
The Woodlands
One Hughes Landing	The Woodlands, TX	197,719	100.0%	$5,637	$28.51	$8,366	$42.31	2013
Two Hughes Landing	The Woodlands, TX	197,714	96.3	5,452	28.63	7,961	41.81	2014
Three Hughes Landing (c)	The Woodlands, TX	320,815	20.0	889	27.60	NM	NM	2016
1725 Hughes Landing Boulevard	The Woodlands, TX	333,754	64.3	3,568	21.93	4,683	28.78	2015
1735 Hughes Landing Boulevard	The Woodlands, TX	318,170	100.0	7,140	22.44	10,134	31.85	2015
2201 Lake Woodlands Drive (d)	The Woodlands, TX	24,119	30.5	99	13.50	NM	NM	1994
9303 New Trails	The Woodlands, TX	97,553	86.7	1,805	21.33	2,768	32.72	2008
3831 Technology Forest Drive	The Woodlands, TX	95,078	100.0	2,111	22.20	2,916	30.67	2014
3 Waterway Square	The Woodlands, TX	232,021	100.0	6,476	27.91	9,570	41.25	2013
4 Waterway Square	The Woodlands, TX	218,551	100.0	5,965	27.29	8,737	39.98	2010
1400 Woodloch Forest	The Woodlands, TX	95,667	93.5	2,600	29.05	2,863	31.99	1981

Columbia
American City Building (e)	Columbia, MD	—	1.8	74,277	35.02	74,277	35.02	2016
10-70 Columbia Corporate Center	Columbia, MD	886,803	89.6	19,808	25.21	19,952	25.39	2012 / 2014
Columbia Office Properties	Columbia, MD	100,903	90.9	2,254	24.59	2,383	25.99	1969/1972
One Mall North (f)	Columbia, MD	97,364	100.0	2,814	28.90	NM	NM	2016

Summerlin
ONE Summerlin	Las Vegas, NV	206,279	68.3	4,601	35.67	4,601	35.70	2015

Other
110 N. Wacker	Chicago, IL	226,000	100.0	6,120	27.08	6,120	27.08	1957

Total		3,648,510

(a)

Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property for December 31, 2016 multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2016 divided by the average occupied square feet.

(b)

Effective Annual Rent includes Base Minimum Rent and Common Area Maintenance (CAM) Recovery Revenue. Effective Annual Rent Per Square Foot is the Effective Annual Rent divided by the average occupied square feet.

(c)	Three Hughes Landing was opened in third quarter 2016; therefore, Effective Annual Rent per Square Foot data is not meaningful (NM).
(d)	2201 Lake Woodlands Drive serves as temporary space for tenants relocating to permanent space; therefore, the Effective Annual Rent per Square Foot data is not meaningful.
(e)

American City Building has been moved to the Strategic Developments segment as of December 31, 2016, but we have included in this table relevant details relating to minimum rental revenues for the 117,098 square feet included in our results for the year ended December 31, 2016.

(f)	One Mall North was acquired in fourth quarter 2016; therefore, Effective Annual Rent per Square Foot data is not meaningful.

The following tables summarize certain metrics of our multi-family, hospitality, and other Operating Assets (exclusive of wholly-owned retail and office properties in the above tables) as of December 31, 2016:

Multi-family Assets	Location	Economic Ownership %	# Units	Retail Square Feet	% Leased	Average Monthly Rate	Average Monthly Rate Per Square Foot	Year Built / Acquired / Last Renovated
The Woodlands
Millennium Six Pines Apartments (a)	The Woodlands, TX	100%	314	—	82.8%	$1,961	$1.86	2014
Millennium Waterway Apartments	The Woodlands, TX	100	393	—	81.2	1,796	1.69	2010
One Lakes Edge	The Woodlands, TX	100	390	23,280	79.2	2,368	2.69	2015
Columbia
The Metropolitan Downtown Columbia	Columbia, MD	50	380	14,000	93.7	1,964	2.08	2015
Summerlin
Constellation	Las Vegas, NV	50	124	—	66.1	1,927	1.48	2016
South Street Seaport
85 South Street	New York, NY	100	21	13,000	95.5	3,509	1.82	2014

Hospitality Assets	Location	Economic Ownership %	# Keys	Average Daily Rate	Revenue Per Available Room	Year Built / Acquired / Last Renovated
The Woodlands
Embassy Suites at Hughes Landing	The Woodlands, TX	100%	205	$183.32	$124.19	2015
The Westin at The Woodlands	The Woodlands, TX	100	302	207.53	95.93	2016
The Woodlands Resort & Conference Center	The Woodlands, TX	100	406	216.30	105.77	2014	(b)
South Street Seaport
33 Peck Slip (c)	New York, NY	35	72	176.90	103.68	2016	(c)

Other Assets	Location	Economic Ownership %	Asset Type	Square Feet / Acres	% Leased	Year Built / Acquired / Last Renovated
The Woodlands
The Woodlands Parking Garages	The Woodlands, TX	100%	Garage	2,988	N/A	2008/2009	(d)
Woodlands Sarofim #1	The Woodlands, TX	20	Industrial	129,790	83.8%	late 1980s
Stewart Title of Montgomery County, TX	The Woodlands, TX	50	Title Company	—	N/A	—
2000 Woodlands Parkway (e)	The Woodlands, TX	100	Other	7,900	N/A	—
Summerlin
Summerlin Hospital Medical Center	Las Vegas, NV	5	Hospital	—	N/A	1997
Las Vegas 51s (f)	Las Vegas, NV	50	Minor League Baseball Team	—	N/A	—
Ward Village
Kewalo Basin Harbor	Honolulu, HI	Lease	Marina	55 acres	N/A	—

(a)	Formerly known as Millennium Woodlands Phase II, LLC.
(b)	The Woodlands Resort & Conference Center was built in 1974, expanded in 2002, and renovated in 2014.
(c)	The 33 Peck Slip hotel was closed in December 2016 for redevelopment and will be transferred to the Strategic Developments segment in first quarter 2017.
(d)	The Woodlands Parking Garages consist of two garages: Woodloch Forest Garage, built in 2008, and Waterway Square Garage, built in 2009.
(e)	Formerly the MPC Home Finder Center, this building is currently vacant, and we are evaluating the highest and best use of this asset.
(f)	Formerly known as Summerlin Baseball Club, part of the Clark County Las Vegas Stadium LLC joint venture.

The following table summarizes our retail and office lease expirations:

Year	Number of Expiring Leases		Total Square Feet Expiring	Total Annualized Base Rent Expiring (In thousands)	% of Total Annual Gross Rent Expiring
2017	367	(a)	983,530	$16,520,079	9.7%
2018	105		351,676	10,442,372	6.1
2019	110		613,181	16,625,432	9.8
2020	129		451,206	11,975,416	7.0
2021	66		403,223	11,178,094	6.6
2022	57		389,530	11,587,802	6.8
2023	52		464,324	14,738,623	8.7
2024	23		503,722	13,907,866	8.2
2025	146		769,294	30,234,467	17.8
2026	35		177,856	5,585,615	3.3
2027+	109		1,736,629	27,225,992	16.0
	1,199		6,844,171	$170,021,758	100.0%

(a)	Includes 230 specialty leases totaling 555,791 square feet which expire in less than 365 days.

The following table sets forth the occupancy rates, for each of the last five years for our wholly-owned retail and office properties:

	At December 31, 2016 (b)		Annual Weighted Average Occupancy Rates (b)
	% Leased (a)	% Occupancy	2016	2015	2014	2013	2012
Retail

The Woodlands
Creekside Village Green (c)	84.5%	84.5%	81.6%	77.5%	—%	—%	—%
Hughes Landing Retail (c)	97.4	97.4	90.7	68.3	—	—	—
1701 Lake Robbins (d) (e)	64.1	64.1	94.0	100.0	100.0	—	—
One Lakes Edge Retail (c)	99.3	99.3	72.4	32.2	—	—	—
20/25 Waterway Avenue	97.5	97.5	99.4	100.0	99.4	94.2	95.6
Waterway Garage Retail	99.8	99.8	86.4	96.8	91.6	68.4	24.8

Columbia
Columbia Regional Building (d)	100.0	77.4	77.4	77.4	53.4	—	—

South Street Seaport
South Street Seaport (f)	94.9	94.9	68.7	86.3	54.6	46.5	92.1

Summerlin
Downtown Summerlin (d) (g)	86.9	84.5	78.5	68.9	56.7	—	—

Ward Village
Ward Village Retail	88.8	88.8	89.7	88.1	90.4	90.8	89.5

Other
Cottonwood Square	95.7	95.7	95.7	95.7	94.4	86.5	74.1
Lakeland Village Center at Bridgeland (h)	53.7	36.3	—	—	—	—	—
Landmark Mall (i)	31.1	31.1	34.6	34.6	61.7	79.2	75.0
Outlet Collection at Riverwalk	96.9	96.9	90.1	91.3	90.1	56.2	92.2

Office

The Woodlands
One Hughes Landing (j)	100.0	100.0	100.0	100.0	87.3	36.1	—
Two Hughes Landing (d)	96.3	96.3	94.7	71.8	13.2	—	—
Three Hughes Landing (h)	20.0	10.0	4.3	—	—	—	—
1725 Hughes Landing Boulevard (c)	64.3	48.8	48.5	48.3	—	—	—
1735 Hughes Landing Boulevard (c)	100.0	100.0	100.0	100.0	—	—	—
2201 Lake Woodlands Drive (k)	30.5	30.5	10.6	3.8	50.0	66.7	83.4
9303 New Trails	86.7	86.7	83.0	93.7	94.6	94.3	99.0
3831 Technology Forest Drive (d)	100.0	100.0	100.0	100.0	100.0	—	—
3 Waterway Square (l)	100.0	100.0	100.0	100.0	98.2	84.9	—
4 Waterway Square	100.0	100.0	100.0	100.0	100.0	100.0	99.3
1400 Woodloch Forest	93.5	93.5	94.6	96.5	83.0	85.7	100.0

Columbia
American City Building (m) (n)	1.8	1.8	2.7	—	—	—	—
10-60 Columbia Corporate Center (d)	86.9	86.4	88.1	89.2	93.0	—	—
70 Columbia Corporate Center (o)	97.9	97.9	97.9	97.9	96.8	96.8	—
Columbia Office Properties (p)	90.9	90.9	79.5	44.3	44.4	63.2	76.6
One Mall North (m)	100.0	100.0	—	—	—	—	—

Summerlin
ONE Summerlin (d)	68.3	62.5	54.0	22.3	—	—	—

Other
110 N. Wacker	100.0	100.0	100.0	100.0	100.0	100.0	100.0

(a)	Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future.
(b)

The differences between leased and occupied are primarily attributable to new tenants having pre-leased space, but not yet moved in. Annual Weighted Average Occupancy Rates represent the weighted average square feet occupied during the year divided by total gross leasable area (“GLA”).

(c)	Asset was opened in 2015.
(d)	Asset was placed in service or acquired in 2014.
(e)	The lease of one of the property’s two tenants expired in fourth quarter 2016, and the tenant vacated. We are actively releasing the space.
(f)

Percentage Leased and Percentage Occupied as of December 31, 2016 are based on the existing GLA which reflects 123,173 square feet in service. Upon completion of the redevelopment, South Street Seaport will be approximately 348,504 square feet, excluding future square feet to be constructed related to the Tin Building.  Annualized Weighted Average Occupancy Rates in 2015, 2014 and 2013 reflect the impact of Superstorm Sandy. Additionally, Annualized Weighted Average Occupancy Rates in 2014 and 2013 reflect the impact of redevelopment efforts.

(g)	Excludes 381,767 square feet of anchors, 162,300 square feet of pad sites, and 236,229 square feet of office.
(h)	Asset was placed in service or acquired in third quarter 2016.
(i)	We acquired the Macy’s space in January 2017. Macy’s recently announced their intention to close this location. We closed the mall for future redevelopment on January 31, 2017.
(j)	One Hughes Landing was placed in service during the third quarter 2014.

(k)	Building is used as a temporary space for tenants relocating to new developments.
(l)	3 Waterway Square was placed in service during the second quarter 2013.
(m)	Asset was acquired in December 2016.
(n)

The amounts in this table represent operations of the building under the master lease agreement through the date of acquisition and operations as a wholly owned asset through December 19, 2016. The acquisition of the land and building are reflected in the Strategic Development segment.

(o)	70 Columbia Corporate Center was acquired during the third quarter 2012.
(p)

These properties are older office properties that we believe we will eventually redevelop. Annual Weighted Average Occupancy Rates are computed based on the weighted average square feet of each office building.

Strategic Developments

Strategic development or redevelopment of our assets requires extensive planning and expertise in large-scale and long-range development. The process is complex and unique to each asset and requires on-going assessment of the changing market dynamics prior to the commencement of construction. We must study each local market, determine the highest and best use of the land and improvements, obtain entitlements and permits, complete architectural design and construction drawings, secure tenant commitments and obtain and commit sources of capital.

In addition to several other locations, we are developing, have planned developments and hold or are seeking future development rights for a number of unique, high-demand properties in New York, New York; The Woodlands, Texas; Columbia, Maryland; Las Vegas, Nevada; and Honolulu, Hawaii. We continue to execute our strategic plans for developing several of these assets with construction either actively underway or pending.

Ward Village, our key development in Honolulu, Hawaii is becoming a globally recognized urban master planned community offering unique retail experiences, exceptional residences and desirable workforce housing. Full build-out is estimated to occur over 12-15 years but will ultimately depend on market absorption and many other factors that are difficult to predict. In Ward Village, the 375 workforce housing units in Ke Kilohana were 100% pre-sold in 2016 in less than a week. Waiea opened in November 2016 with many residents taking occupancy at that time. Ke Kilohana, Ae`o and Anaha were all under construction as of December 31, 2016, as noted below.

Ward Village Towers Under Construction as of December 31, 2016
($ in millions)	Total Units	Under Contract	Percent of Units Sold	Total Projected Costs		Costs Incurred to Date	Estimated Completion Date
Waiea	174	160	92.0%	$414.2		$352.9	Q1 2017	(a)
Anaha	317	298	94.0	401.3		209.5	Q3 2017
Ae`o	466	265	56.9	428.5	(b)	66.6	Q4 2018
Ke Kilohana	424	386	91.0	218.9		17.9	2019
Total under construction	1,381	1,109	80.3%	$1,462.9		$646.9

(a)	Waiea opened and customers began occupying units in November 2016. We closed on 143 units as of January 27, 2017.
(b)	Includes project costs for our flagship Whole Foods Market located on the same block.

Once stabilized, Strategic Developments are transferred into our Operating Assets segment and increase recurring cash flow.  Revenue is also generated as condominium projects advance towards completion and revenue is recognized on qualifying sales.

The following table summarizes our Strategic Developments projects as of December 31, 2016:

	Location	Size / GLA		Size (Acres)		Total Estimated Cost (In thousands)	Construction Start	Estimated Completion		Estimated Stabilization Date
Strategic Developments Under Construction
The Woodlands
Creekside Park Apartments	The Woodlands, TX	292 units		14		$42,111	Q1 2017	Q3 2018		2019
HHC 242 Self-Storage	The Woodlands, TX	654 units		4		8,607	Q3 2015	Q1 2017		2020
HHC 2978 Self-Storage	The Woodlands, TX	784 units		3		8,476	Q1 2016	Q1 2017		2020
100 Fellowship Drive	The Woodlands, TX	203,000		14		63,278	Q1 2017	2019		2019

Columbia
m.flats/TEN.M (a)	Columbia, MD	437 units		5		108,000	Q1 2016	Q3 2017		2019
One Merriweather	Columbia, MD	199,000 / 12,500 retail		3		78,187	Q4 2015	Q1 2017		2020
Two Merriweather	Columbia, MD	130,000 / 30,000 retail		3		40,941	Q3 2016	Q4 2017		2020

Ward Village
Ae`o	Honolulu, HI	466 units / 67,000 retail		3		428,508	Q1 2016	Q4 2018		N/A
Anaha	Honolulu, HI	317 units / 16,000 retail		2		401,314	Q4 2014	Q3 2017		N/A
Ke Kilohana	Honolulu, HI	424 units / 22,000 retail		1		218,898	Q3 2016	2019		N/A
Waiea	Honolulu, HI	174 units / 8,000 retail		2		414,212	Q2 2014	Q1 2017	(b)	N/A

Future Strategic Developments Rights

Columbia
American City Building	Columbia, MD	117,098		1

Summerlin
80% Interest in Fashion Show Air Rights	Las Vegas, NV	—		—

Other
AllenTowne	Allen, TX	—		238
Bridges at Mint Hill	Charlotte, NC	—		210
Century Plaza Mall	Birmingham, AL	740,000	(c)	59
Circle T Ranch and Power Center	Dallas / Ft. Worth, TX	—		207
Cottonwood Mall	Holladay, UT	196,975		54
Kendall Town Center	Kendall, FL	—		70
The Outlet Collection at Elk Grove	Elk Grove, CA	—		100	(d)
West Windsor	West Windsor, NJ	—		658

Commercial Land

The Woodlands
The Woodlands Commercial Land	The Woodlands, TX	—		4	(e)
Other MPC Segment Commercial Land	The Woodlands, TX	—		788	(f)

Columbia
Merriweather District Land	Columbia, MD	—		29	(g)
Other MPC Segment Commercial Land	Columbia, MD	—		108	(f)

Summerlin
Other MPC Segment Commercial Land	Las Vegas, NV	—		826	(f)

Bridgeland
Other MPC Segment Commercial Land	Houston, TX	—		1,530	(f)

The Woodlands Hills
Other MPC Segment Commercial Land	Conroe, TX	—		171	(f)

(a)	We are a 50% partner in the joint venture developing this project.
(b)	Waiea opened and customers began occupying units in November 2016.
(c)	Century Plaza Mall square feet represents GLA for the entire mall, which is vacant.
(d)	Subsequent to year end, we sold 36 acres of this asset.
(e)	Represents land transferred to the Strategic Developments segment in 2015 for future development at The Woodlands.
(f)

This acreage and related balances are included in MPC Total Gross Acres and in Remaining Saleable Commercial Acres for the respective MPC at December 31, 2016, as noted in the “Item 2. – MPC” segment discussion.

(g)

Represents land transferred to the Strategic Developments segment in 2015 for future development in the Merriweather District in Columbia, Maryland, excluding acreage relating to One and Two Merriweather under construction (see above).

ITEM 3.   LEGAL PROCEEDINGS

We, as part of our normal business activities, are a party to a number of legal proceedings. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. We disclose material pending legal proceedings pursuant to Securities and Exchange Commission rules and other pending matters as we may determine to be appropriate. As of December 31, 2016, management believes that any monetary liability or financial impact of claims or potential claims to which we might be subject after final adjudication of any legal procedures would not be material to our financial position, results of operations or cash flows.

ITEM 4.   MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “HHC”. The following table shows the high and low sales prices of our common stock on the NYSE, as reported in the consolidated transaction reporting system for each quarter of fiscal 2016 and 2015.

	Common Stock
	Price Range
	High	Low
Year Ended December 31, 2016
Fourth Quarter	$118.84	$103.30
Third Quarter	121.71	110.85
Second Quarter	115.61	98.43
First Quarter	109.14	81.34
Year Ended December 31, 2015
Fourth Quarter	$128.97	$108.49
Third Quarter	144.88	112.52
Second Quarter	159.12	142.06
First Quarter	155.26	115.11

No dividends have been declared or paid in 2016 or 2015. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, restrictions under debt agreements, financial condition and future prospects and other factors the board of directors may deem relevant.

Number of Holders of Record

As of February 14, 2017, there were 2,041 stockholders of record of the Company’s common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial data for the years ended December 31, 2016, 2015 and 2014, and as of December 31, 2016 and 2015, has been derived from our audited Consolidated Financial Statements, which are included in this Annual Report as referenced in the index on page F-1.

The selected historical financial data for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013, and 2012 has been derived from our audited Consolidated Financial Statements for those years which are not included in this Annual Report.

The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012
Operating Data:
Total revenues	$1,035,005	$797,088	$634,565	$469,418	$376,886
Depreciation and amortization	(95,864)	(98,997)	(55,958)	(33,845)	(24,429)
Operating expenses	(728,647)	(581,156)	(441,356)	(353,837)	(282,117)
Other operating income, net (a)	116,268	1,829	29,471	29,478	2,125
Interest income (expense), net	(64,365)	(59,158)	(16,093)	(6,574)	8,473
Warrant liability gain (loss)	(24,410)	58,320	(60,520)	(181,987)	(185,017)
Gain on acquisition of joint venture partner's interest	27,088	—	—	—	—
Increase (reduction) in tax indemnity receivable	—	—	90	(1,206)	(20,260)
Loss on settlement of tax indemnity receivable	—	—	(74,095)	—	—
(Loss) gain on disposal of operating assets	(1,117)	29,073	—	—	—
Equity in earnings from Real Estate and Other Affiliates	56,818	3,721	23,336	14,428	3,683
Provision for income taxes	(118,450)	(24,001)	(62,960)	(9,570)	(6,887)
Net income (loss)	202,326	126,719	(23,520)	(73,695)	(127,543)
Net income attributable to noncontrolling interests	(23)	—	(11)	(95)	(745)
Net income (loss) attributable to common stockholders	$202,303	$126,719	$(23,531)	$(73,790)	$(128,288)

Basic earnings (loss) per share:	$5.12	$3.21	$(0.60)	$(1.87)	$(3.36)

Diluted earnings (loss) per share:	$4.73	$1.60	$(0.60)	$(1.87)	$(3.36)

	Year Ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Cash Flow Data:
Operating activities	$58,915	$23,930	$(58,315)	$129,332	$153,064
Investing activities	(38,563)	(575,568)	(746,456)	(294,325)	(81,349)
Financing activities	199,857	436,488	470,274	830,744	(70,084)

	As of December 31,
(In thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Investments in real estate - cost (b)	$5,056,216	$4,832,443	$4,170,242	$3,085,854	$2,778,775
Total assets	6,367,382	5,721,582	5,105,268	4,559,013	3,499,114
Total debt	2,690,747	2,443,962	1,978,807	1,505,768	684,384
Total equity	2,571,510	2,363,889	2,227,506	2,245,146	2,310,997

(a)	2016 includes the $140.5 million gain on the sale of 80 South Street and a $35.7 million impairment charge on Park West.
(b)	Amount represents Investment in real estate and other affiliates excluding accumulated depreciation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes filed as a part of this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties, assumptions and other factors, including those described in Part I, “Item 1A. Risk Factors” and elsewhere in this Annual Report. These factors could cause our actual results in 2017 and beyond to differ materially from those expressed in, or implied by, those forward-looking statements. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

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

We operate our business in three segments: Master Planned Communities (“MPCs”), Operating Assets and Strategic Developments. Unlike real estate companies that are limited in their activities because they have elected to be taxed as real estate investment trusts, we are not burdened with REIT restrictions on our operating activities or types of services that we can offer. We believe our structure currently provides the greatest flexibility for maximizing the value of our real estate portfolio.

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

Please refer to “Item 1. – Business” for a general description of each of the assets contained in our three business segments.

The following highlights significant milestones achieved by The Howard Hughes Corporation during 2016. Each of these items is more fully described hereinafter (all items are pre-tax unless otherwise noted).

Recognized the following significant contributions to our net income or liquidity:

•	Increased condominium rights and unit sales revenue by $180.4 million, or 59.1%, to $485.6 million in 2016, compared to $305.3 million in 2015.
•	Sold 80 South Street for net cash proceeds of $378.3 million, resulting in a gain of $140.5 million.
•	Increased net operating income from income-producing Operating Assets by $14.7 million, or 12.8%, to $132.3 million in 2016 compared to $117.6 million in 2015.
•	Completed a $238.7 million refinancing at Ward Village, extending the initial maturity to September 2021.
•	Obtained a $33.2 million non-recourse construction loan maturing in October 2020 for Two Merriweather.

•

Recognized our $43.5 million share of earnings from $184.9 million in land sales at The Summit, our luxury golf course joint venture development within Summerlin, and received a $22.9 million cash distribution from this joint venture.

•	Completed a $142.7 million partial recourse construction loan for Ke Kilohana and a $230.0 million non-recourse construction loan for Ae`o, both maturing December 2019.

Completed construction on the following projects in 2016 (all lease and occupancy percentages are as of December 31, 2016):

•	The Westin at The Woodlands, a 302-room hotel located in The Woodlands Town Center.
•	Lakeland Village Center at Bridgeland, a 83,500 square foot, CVS-anchored neighborhood retail center, which is 53.7% leased.
•	Three Hughes Landing, a 321,000 square foot, Class A office building located in The Woodlands, which is 20.0% leased.
•

Closed on 143 units for Waiea, a 174-unit, condominium tower, located in Ward Village (as of January 27, 2017) and opened Nobu, an 8,000 square foot restaurant which occupies 100% of the available retail space.

•	Constellation, a 124-unit, gated luxury apartment development in Downtown Summerlin, which is 66.1% leased.
•	Transferred Merriweather Post Pavilion to the Downtown Columbia Arts and Culture Commission (“DCACC”).

Development continued on the following projects in 2016:

•	Anaha, a 317-unit residential tower, located in Ward Village, that we expect to complete during the third quarter 2017.
•	HHC 242 Self-Storage facility, with 654 self-storage units, located in The Woodlands, which we expect to complete during the first quarter 2017.
•	One Merriweather, a 199,000 square foot, Class A office building including 12,500 square feet of retail in Columbia, MD, which is 41.9% pre-leased, which is now completed as of February 2017.
•

Seaport District in New York, where we obtained approval of a modification relating to our South Street Seaport Pier 17 renovation, which allows us to proceed with the Tin Building reconstruction. We also opened iPic Theaters in the Fulton Market Building to anchor the revitalized Seaport District.

•	Downtown Columbia Master plan, with approval of up to $90.0 million tax increment financing (“TIF”) bonds for development which provides additional density.

Construction began on the following projects in 2016:

•	Ae`o, a 466-unit mixed-use market rate residential tower in Ward Village, that we expect to complete in fourth quarter 2018.
•	Ke Kilohana, a 424-unit residential tower in Ward Village, that we expect to complete in 2019.
•	Two Merriweather, a 130,000 square foot, Class A mixed-use office building with 30,000 square feet of retail in Downtown Columbia, that we expect to complete by the fourth quarter 2017.
•	HHC 2978 Self-Storage Facility, with 784 self-storage units, located in The Woodlands, that we expect to complete during the first quarter 2017.

Acquisitions and sales of the following were completed during 2016:

•	Sold approximately 72 acres by our Circle T Ranch and Power Center joint venture to a subsidiary of Charles Schwab Corporation resulting in $10.5 million of equity in earnings.
•	Sold Park West for net cash proceeds of $32.5 million, which allows us to redeploy capital to higher return opportunities and core properties.
•

Acquired our joint venture partner’s 18.57% equity interest in Millennium Woodlands Phase II for $4.0 million cash plus assumption of our venture partner’s share of the underlying mortgage loan, resulting in a gain of $27.1 million. Simultaneously with the buyout, we refinanced the existing $37.7 million loan with a $42.5 million fixed rate loan at 3.39% maturing August 1, 2028 and used the additional proceeds to fund the cash portion of the acquisition.

•	Acquired One Mall North, a 100% leased, 97,500 square foot office building in Columbia, Maryland, for $22.2 million.
•	Acquired American City Building in Columbia, Maryland, for $13.5 million.
•	Acquired our partner’s interest in the 110 N. Wacker office property.
•	Entered into a joint venture to purchase 33 Peck Slip hotel in the Seaport District, which we closed for redevelopment in December 2016.

The following highlights significant milestones achieved by The Howard Hughes Corporation subsequent to December 31, 2016:

•	Executed a 20-year ground lease for a practice facility in Downtown Summerlin for the newly awarded NHL franchise in Las Vegas.
•	Fully pre-leased a three-story, 203,000 square foot medical building, 100 Fellowship Drive, in The Woodlands, Texas.
•	Sold 36 of our 100 acres at The Outlet Collection at Elk Grove for $36.0 million.
•	Acquired the 11.4-acre Macy’s store and parking lot adjacent to Landmark Mall in Alexandria, Virginia, for $22.2 million.
•	Began construction on Creekside Park Apartments, a 292-unit apartment complex in The Woodlands.

Earnings Before Taxes

We use a number of operating measures for assessing operating performance of properties within our segments, some of which may not be common among all three of our segments. We believe that investors may find some operating measures more useful than others when separately evaluating each segment. One common operating measure used to assess operating results for our business segments is Earnings Before Taxes (“EBT”). We believe EBT provides useful information about the operating performance of each segment and its properties as further discussed below. EBT may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

EBT, as it relates to each business segment, represents the revenues less expenses of each segment, including interest income, interest expense, and equity in earnings of real estate and other affiliates. EBT excludes corporate expenses and other items that are not allocable to the segments. See discussion below at Corporate and other items for further details. For our Operating Assets, we also provide a measure of Adjusted Operating Assets EBT, which additionally excludes depreciation and amortization, development-related demolition and marketing costs and provision for impairment. We present EBT for each segment and Adjusted Operating Assets EBT for the Operating Assets Segment, because we use these measures, among others, internally to assess the core operating performance of our assets. We also present these measures because we believe certain investors use them as a measure of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments to net income (loss) to calculate EBT and the exclusion of other non-operating items from EBT to calculate Adjusted Operating Assets EBT is appropriate to provide additional information to investors. A reconciliation of EBT to consolidated net income (loss) as computed in accordance with GAAP has been presented in Note 17 – Segments. A reconciliation of Adjusted Operating Assets EBT to Operating Assets EBT is included in the Operating Assets discussion.

EBT and Adjusted Operating Assets EBT should not be considered as alternatives to GAAP net income (loss) attributable to common stockholders or GAAP net income (loss), as they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of these metrics are that they do not include the following:

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

Results of Operations

Our revenues are primarily derived from the sale of superpads and individual lots at our master planned communities to homebuilders, from tenants and customers at our commercial and residential operating properties, overage rent and recoveries of operating expenses, and from the sale of condominium units.

The following table reflects our results of operations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,			2016-2015	2015-2014
(In thousands, except per share amounts)	2016	2015	2014	Change	Change
Revenues
MPC segment revenues	$253,304	$229,865	$363,295	$23,439	$(133,430)
Operating Assets segment revenues	295,165	259,306	186,290	35,859	73,016
Strategic Developments segment revenues	486,536	307,917	84,980	178,619	222,937
Total revenues	$1,035,005	$797,088	$634,565	$237,917	$162,523

MPC segment EBT	$179,481	$114,366	$221,181	$65,115	$(106,815)
Operating Assets segment EBT	(19,132)	(9,902)	(13,801)	(9,230)	3,899
Strategic Developments segment EBT	298,169	97,836	48,458	200,333	49,378
Corporate and other items	(137,742)	(51,580)	(216,398)	(86,162)	164,818
Income before taxes	320,776	150,720	39,440	170,056	111,280
Provision for income taxes	(118,450)	(24,001)	(62,960)	(94,449)	38,959
Net income (loss)	202,326	126,719	(23,520)	75,607	150,239
Net income attributable to noncontrolling interests	(23)	—	(11)	(23)	11
Net income (loss) attributable to common stockholders	$202,303	$126,719	$(23,531)	$75,584	$150,250

Diluted income (loss) per share	$4.73	$1.60	$(0.60)	$3.13	$2.20

Total revenues for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 primarily due to higher revenues in our Strategic Developments segment. Strategic Developments segment revenue increased due to recognition of revenue related to sales at our Waiea and Anaha condominium projects. Operating Assets segment revenue increased due to the elimination of co-tenancy allowances for the majority of tenants at Downtown Summerlin, recognition of a full year of revenue for various office, multi-family and hospitality properties which opened in 2015 and 2016, and the purchase of our partner’s interest in Millennium Six Pines Apartments (formerly known as Millennium Woodlands Phase II, LLC). The MPC segment revenue increase is due to increased residential land sales, partially offset by decreased commercial land sales in MPCs in 2016 as compared to 2015.

Total revenues for the year ended December 31, 2015 increased compared to the same period in 2014 primarily due to higher revenues in our Operating Assets and Strategic Developments segments. Strategic Developments segment revenue increased due to recognition of revenue related to sales at our Waiea and Anaha condominium projects. Operating Assets segment revenue increased primarily due to the ongoing stabilization of Downtown Summerlin, Outlet Collection at Riverwalk, 10-60 Columbia Corporate Center, Two Hughes Landing, along with several other retail and office properties which opened in early 2015 and 2014. The MPC segment revenue decreases are due to a decline in both commercial and residential land sales in MPCs in 2015 as compared to 2014.

Please refer to the Corporate and other items section below for additional information regarding the accounts comprising this line item.

The increase in the provision for income taxes for the year ended December 31, 2016 compared to 2015 is attributable to an increase of $208.0 million in operating income, decrease in valuation allowance, and other permanent items. The decrease in provision for income taxes for the year ended December 31, 2015 compared to 2014 is attributable to a decrease of $47.9 million in operating income as compared to 2014, interest expense on the uncertain tax position, and other permanent items.

We have significant permanent differences, primarily from warrant liability gains and losses, and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rate based upon actual operating results was 36.9% for the year ended December 31, 2016 compared to 15.9% for the year ended December 31, 2015 and 159.7% for the year ended December 31, 2014. The change in the effective tax rate from 2016 to 2015 was primarily attributable to the changes in the warrant liability, valuation allowance related to our deferred tax asset, unrecognized tax benefits and other items which are permanent differences for tax purposes. The change in the effective tax rate from 2015 to

2014 was primarily attributable to the changes in the warrant liability, valuation allowance related to our deferred tax asset, unrecognized tax benefits and loss on settlement of tax indemnity receivable as well as other items which are permanent differences for tax purposes. If changes in the warrant liability, valuation allowance, unrecognized tax benefits and other material discrete adjustments to deferred tax liabilities were excluded from the effective tax rate computation, the effective tax rates would have been 36.3%, 31.2% and 36.3% for the years ended December 31, 2016, 2015 and 2014, respectively.

The increase in Net income (loss) attributable to common stockholders for the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily due to significant growth in Strategic Developments EBT from higher condominium unit sales due to construction progress triggering the recognition of revenue under the percentage of completion method and a gain of $140.5 million on the sale of the 80 South Street Assemblage. The increase is also due to higher MPC segment EBT. These increases are partially offset by a provision for impairment and loss on disposal of our Park West property in our Operating Assets segment EBT, a warrant liability loss and an increased provision for income taxes.

The increase in Net income (loss) attributable to common stockholders for the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to a warrant liability gain, improved earnings in our Operating Assets segment, and significant growth in earnings from condominium rights and unit sales in our Strategic Developments segment, the absence in 2015 of any loss on settlement of the tax indemnity receivable as compared to 2014, and decreased provision for income taxes. These improvements were partially offset by lower earnings in our MPC segment, higher general and administrative expenses, and higher interest expense resulting from growth in our Mortgages, notes and loans payable.

Please refer to the individual segment operations sections that follow for explanations of the results of each of our segments for the years ended December 31, 2016, 2015, and 2014.

Master Planned Communities

Master Planned Communities Revenues and Expenses

For the Year Ended December 31,

	Bridgeland			Maryland Communities						Summerlin			The Woodlands			The Woodlands Hills			Total MPC
($ in thousands)	2016	2015	2014	2016		2015		2014		2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Land sales (a)	$24,254	$20,385	$38,330	$—		$—		$—		$148,699	$123,171	$118,815	$42,365	$43,843	$167,954	$—	$—	$—	$215,318	$187,399	$325,099
Builder price participation	754	1,193	695	—		—		—		19,083	21,465	13,871	1,549	4,188	6,342	—	—	—	21,386	26,846	20,908
Minimum rents	—	—	—	—		—		—		384	842	818	—	—	—	—	—	—	384	842	818
Other land sale revenues	314	345	295	418		468		773		9,669	7,907	6,167	5,778	6,058	9,235	13	—	—	16,192	14,778	16,470
Other rental and property revenues	—	—	—	—		—		—		24	—	—	—	—	—	—	—	—	24	—	—
Total revenues	25,322	21,923	39,320	418		468		773		177,859	153,385	139,671	49,692	54,089	183,531	13	—	—	253,304	229,865	363,295

Cost of sales - land	7,672	6,763	13,108	—		—		—		68,436	65,414	70,597	19,619	15,888	35,967	—	—	—	95,727	88,065	119,672
Land sales operations	5,215	4,963	3,702	670		776		736		8,848	11,207	10,062	18,709	17,523	17,432	248	4	—	33,690	34,473	31,932
Land sales real estate and business taxes	1,292	982	819	647		647		710		2,378	3,736	3,924	4,280	4,998	4,409	84	71	—	8,681	10,434	9,862
Provision (recovery) for doubtful accounts	—	—	—	—		—		—		—	—	(11)	—	—	—	—	—	—	—	—	(11)
Depreciation and amortization	94	387	128	16		21		31		81	112	118	120	120	120	—	—	—	311	640	397
Total expenses	14,273	13,095	17,757	1,333		1,444		1,477		79,743	80,469	84,690	42,728	38,529	57,928	332	75	—	138,409	133,612	161,852

Operating income	11,049	8,828	21,563	(915)		(976)		(704)		98,116	72,916	54,981	6,964	15,560	125,603	(319)	(75)	—	114,895	96,253	201,443

Interest expense, net (b)	(9,461)	(8,780)	(8,906)	(2)		(33)		(86)		(16,459)	(14,241)	(15,077)	5,414	5,524	4,331	(577)	(583)		(21,085)	(18,113)	(19,738)
Equity in earnings in Real Estate and Other Affiliates (c)	—	—	—	—		—		—		(43,501)	—	—	—	—	—	—	—	—	(43,501)	—	—
MPC segment EBT*	$20,510	$17,608	$30,469	$(913)	(d)	$(943)	(d)	$(618)	(d)	$158,076	$87,157	$70,058	$1,550	$10,036	$121,272	$258	$508	$—	$179,481	$114,366	$221,181

Residential Gross Margin %	67.9%	63.1%	65.8%	NM		NM		NM		54.0%	46.7%	40.6%	51.5%	61.4%	65.6%	NM	NM	NM	55.0%	50.7%	53.2%
Commercial Gross Margin %	71.1%	71.1%	NM	NM		NM		NM		50.7%	51.8%	39.1%	60.2%	70.4%	89.8%	NM	NM	NM	62.8%	67.0%	88.2%

(*)      For a reconciliation of MPC segment EBT to consolidated income (loss) before taxes, refer to Note 17 – Segments in our Consolidated Financial Statements.

(a)	Land sales includes deferred revenue from land sales closed in a previous period which met criteria for recognition in the current period.
(b)	Negative interest expense amounts relate to interest capitalized on debt assigned to our Operating Assets segment and corporate debt.
(c)	Equity in earnings in Real Estate and Other Affiliates is our share of earnings in The Summit joint venture which commenced lot sales in 2016.
(d)	The negative MPC segment EBT in Maryland is due to no land sales in 2016, 2015 or 2014; however, certain costs such as real estate taxes and administrative expenses continue to be incurred.

NM – Not Meaningful

MPC revenues vary between periods based on economic conditions and several factors such as, but not limited to, location, availability of land for sale, development density and residential or commercial use. Gross margin for each MPC may vary from period to period based on the locations of the land sold and the related costs associated with developing the land sold. Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized project costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition and development costs reduced by any previous impairment charges. Development expenditures are capitalized and generally not reflected in the Consolidated Statements of Operations in the current period.

Builder price participation revenue is based on an agreed-upon percentage of the sales price of homes closed relative to the base lot price which is paid by the homebuilders to us.

Cost of sales – land includes both actual and estimated future costs allocated based upon relative sales value to the lots or land parcels in each of the villages and neighborhoods in our MPCs.

Interest expense, net reflects the amount of interest that is capitalized at the project level.

Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for our superpad sites and finished lots; therefore, we use this statistic where relevant in the discussion of our MPC operating results. Net new home sales reflect home sales made by homebuilders, less cancellations. Cancellations occur when a home buyer signs a contract to purchase a home, but later fails to qualify for a home mortgage or is unable to provide an adequate down payment to complete the home sale.

The following schedules detail our residential and commercial land sales for the years ended December 31, 2016, 2015 and 2014:

Summary of Residential MPC Land Sales Closed for the Year Ended December 31,

	Land Sales			Acres Sold			Number of Lots/Units			Price per acre			Price per lot
($ in thousands)	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Bridgeland
Single family - detached	$20,474	$10,856	$38,330	55.0	28.4	84.6	296	130	401	$372	$382	$453	$69	$84	$96
$ Change	9,618	(27,474)		26.6	(56.2)		166	(271)		(10)	(71)		(15)	(12)
% Change	88.6%	(71.7%)		93.7%	(66.4%)		127.7%	(67.6%)		(2.6%)	(15.7%)		(17.9%)	(12.5%)

Maryland Communities
No land sales

Summerlin
Superpad sites	96,843	92,219	115,447	231.7	177.7	241.7	1,071	555	1,148	418	519	478	90	166	101
Single family - detached	—	13,650	14,434	—	14.9	17.9	—	75	77	—	916	806	—	182	187
Custom lots	13,865	8,640	12,276	7.4	5.8	9.5	15	14	20	1,874	1,490	1,292	924	617	614
Total	110,708	114,509	142,157	239.1	198.4	269.1	1,086	644	1,245	463	577	528	102	178	114
$ Change	(3,801)	(27,648)		40.7	(70.7)		442	(601)		(114)	49		(76)	64
% Change	(3.3%)	(19.4%)		20.5%	(26.3%)		68.6%	(48.3%)		(19.9%)	9.2%		(42.7%)	56.1%

The Woodlands
Single family - detached	24,950	27,161	73,669	51.2	42.9	99.9	204	160	393	487	633	737	122	170	187
Single family - attached	7,010	5,280	4,202	5.9	5.8	6.0	67	65	73	1,188	910	700	15	81	58
Total	31,960	32,441	77,871	57.1	48.7	105.9	271	225	466	560	666	735	118	144	167
$ Change	(481)	(45,430)		8.4	(57.2)		46	(241)		(106)	(69)		(26)	(23)
% Change	(1.5%)	(58.3%)		17.2%	(54.0%)		20.4%	(51.7%)		(16.0%)	(9.4%)		(18.2%)	(13.7%)

Total land sales closed in period (a)	$163,142	$157,806	$258,358	351.2	275.5	459.6	1,653	999	2,112

(a)

Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Total land sales revenue – GAAP basis for the years ended December 31, 2016, 2015 and 2014.

Summary of Commercial MPC Land Sales Closed for the Year Ended December 31,

	Land Sales			Acres Sold			Price per acre
($ in thousands)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Bridgeland
Not-for-profit	$—	$20,664	$—	—	162.4	—	$—	$127	$—
$ Change	(20,664)	20,664		(162.4)	162.4		(127)	127
% Change	(100.0%)	NM		(100.0%)	NM		(100.0%)	NM

Maryland Communities
No land sales

Summerlin
Commercial
Office and other	—	—	—	—	—	—	—	—	—
Retail	—	—	650	—	—	0.7	—	—	929
Not-for-profit	348.0	—	2,250	10.0	—	10.0	35	—	225
Other	—	3,936	—	—	20.3	—	—	194	—
Total	348.0	3,936	2,900	10.0	20.3	10.7	35	194	271
$ Change	(3,588)	1,036		(10.3)	9.6		(159)	(77)
% Change	(91.2%)	35.7%		(50.7%)	89.7%		(82.0%)	(28.4%)

The Woodlands
Commercial
Medical	10,405	8,422	70,550	4.3	5.0	58.9	2,420	1,684	1,198
Office and other	—	—	2,131	—	—	3.3	—	—	646
Retail	—	—	17,401	—	—	30.3	—	—	574
Not-for-profit	—	733	—	—	5.0	—	—	147	—
Other	—	2,247	—	—	2.4	—	—	936	—
Total	10,405	11,402	90,082	4.3	12.4	92.5	2,420	920	974
$ Change	(997)	(78,680)		(8.1)	(80.1)		1,500	(54)
% Change	(8.7%)	(87.3%)		(65.3%)	(86.6%)		163.0%	(5.5%)

Total land sales closed in period (a)	$10,753	$36,002	$92,982	14.3	195.1	103.2

(a)

Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Total land sales revenue – GAAP basis for the years ended December 31, 2016, 2015 and 2014.

Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue

The following table reconciles Total residential and commercial land sales closed in the years ended December 31, 2016, 2015 and 2014, respectively, to Total land sales revenue – GAAP basis for the MPC segment for the years ended December 31, 2016, 2015 and 2014, respectively. Total net recognized (deferred) revenue represents revenues on sales closed in prior periods where revenue was previously deferred and met criteria for recognition in the current periods, offset by revenues deferred on sales closed in the current period.

	For the Year Ended December 31,
(In thousands)	2016	2015	2014
Total residential land sales closed in period	$163,142	$157,806	$258,358
Total commercial land sales closed in period	10,753	36,002	92,982
Net recognized (deferred) revenue:
Bridgeland	3,780	(11,136)	—
Summerlin	29,596	(16,043)	(37,173)
Total net recognized (deferred) revenue	33,376	(27,179)	(37,173)
Special Improvement District revenue	8,047	20,770	10,932
Total land sales revenue - GAAP basis	$215,318	$187,399	$325,099

Houston

Economic growth in Houston continues to be impacted by the prolonged slowdown in the energy sector. Job growth has slowed, resulting in reduced absorption of higher-priced new homes ($500,000 and above), office spaces and apartments. The Woodlands MPC has experienced reduced residential land sales and commercial development activity. Our strategy of providing more lower-priced lots at Bridgeland has resulted in increased residential land and home sales in this well-positioned MPC.

There are positive indicators that the slowdown in the energy sector may have ended. Jobs in Texas’ oil and gas industry rose for the first time in more than two years. Texas added an estimated 3,000 oil and gas jobs in November and December 2016, after shedding more than 100,000 jobs during the industry downturn that began in mid-2014.

Bridgeland

Residential land sales for the year ended December 31, 2016 were substantially higher compared to 2015 due to increased demand for products in the mid-range of the residential market. For the year ended December 31, 2016, Bridgeland sold 55.0 residential acres compared to 28.4 acres in 2015 and 84.6 acres in 2014. The average price per residential acre for single family – detached product decreased $10,000, or 2.6% to $372,000 for the year ended December 31, 2016 compared to $382,000 in 2015. The decrease for the year ended December 31, 2016 compared to 2015 is attributable to a combination of lot price adjustments to meet current market conditions and the mix of lots sold in the respective periods. For the year ended December 31, 2016, there was a larger percentage of smaller, lower priced lots sold than in the same periods in 2015. There were  333 new home sales at Bridgeland for the year ended December 31, 2016, representing a 67.3% increase, compared to 199 new home sales for the same period in 2015. The median new home price in Bridgeland decreased 19.8% to $328,000 for 2016 compared to a median new home price of $409,000 for the same period in 2015. Residential land and home absorption rates at Bridgeland in 2016 have benefited from the wide variety of products being offered at competitive prices. In addition, the Grand Parkway toll road, which opened in February 2016, provides greater connectivity between Bridgeland and major employment centers in Houston.

The decrease in Bridgeland land sales for the year ended December 31, 2015 compared to 2014 primarily related to homebuilders’ increased inventory of developed lots purchased during 2014. For the year ended December 31, 2015, Bridgeland sold 28.4 residential acres compared to 84.6 acres in 2014, and the average price per residential acre (single family – detached) decreased $71,000, or 15.7% to $382,000 for the year ended December 31, 2015 compared to $453,000 in 2014. There were 199 new home sales in Bridgeland for the year ended December 31, 2015. This represents a 197.0% increase compared to 67 new home sales for the same period in 2014. The median new home price in Bridgeland decreased 9.1% to $409,000 for 2015 compared to a median new home price of $450,000 for the same period in 2014.

There were no commercial or not-for-profit land sales in Bridgeland for the year ended December 31, 2016. The increase in not-for-profit land sales for the year ended December 31, 2015 compared to 2014 is due to three land sales in the last half of 2015 for a school site, a church site and a fire station totaling $20.7 million, of which $11.1 million was recorded as deferred income due to performance obligations related to these commercial sales. The work is expected to be completed by the end of June 2017 and includes construction of water, sewer, drainage and road improvements.

As of December 31, 2016, Bridgeland had 206 residential lots under contract, 200 of which are scheduled to close in 2017 for $14.7 million.

Builder price participation revenue decreased 36.8% for the year ended December 31, 2016 compared to 2015 at Bridgeland due to a combination of lower priced homes being closed in 2016 compared to 2015 and adjustments to participation terms in our homebuilder contracts to meet the current market conditions. Builder price participation revenue increased 71.7% for the year ended December 31, 2015 compared to 2014 at Bridgeland due to an increase in the number of home sales closed in 2015.

The Woodlands

For the year ended December 31, 2016, The Woodlands sold 57.1 residential acres compared to 48.7 acres and 105.9 acres in 2015 and 2014, respectively, and average price per residential acre decreased $106,000, or 16.0% to $560,000 in 2016 compared to $666,000 in 2015. The average price per residential acre was $735,000 in 2014. The increase in acres sold in 2016 was the result of providing more mid-market priced lots to homebuilders to meet the current market conditions. A lot inventory build-up caused by the slowdown in the home sales market since 2014 has resulted in homebuilders cautiously managing their land inventory levels. The decrease in residential land sales in 2015 compared to 2014 is primarily due to the economic slowdown in the Houston market.

There were 248 new home sales for the year ended December 31, 2016, representing a 3.1% decrease compared to 256 new home sales for the same period in 2015. The median new home price in The Woodlands was $557,000 in 2016 compared to a median new home price of $562,000 for the same period in 2015. The 256 new home sales for the year ended December 31, 2015 represents a 45.3% decrease compared to 468 new home sales for the same period in 2014. The $562,000 median new home price in The Woodlands decreased 0.5% for 2015 compared to a median new home price of $565,000 for the same period in 2014.

For the year ended December 31, 2016, there were two medical-use commercial land sales totaling 4.3 acres. Revenues totaled $10.4 million, or $2.4 million per acre, as one of the sites was 3.1 acres with freeway frontage. For the year ended December 31 2015, there were 12.4 commercial acres sold at an average price of $0.9 million per acre. The 2015 commercial, not-for-profit sales included a 5.0-acre church site that sold for $0.1 million per acre. Commercial land sales during 2014 included a $70.6 million land sale to Houston Methodist The Woodlands Hospital System and three land sales of retail sites totaling $17.4 million.

Builder price participation revenue decreased 63.0% for the year ended December 31, 2016 compared to 2015 as contractual terms with our homebuilders were adjusted to align with the current Houston market. For the year ended December 31, 2015, builder price participation decreased 34.0% compared to 2014 at The Woodlands due to fewer home sale closings.

Other land revenues decreased for the year ended December 31, 2016 compared to 2015, primarily due to a decrease in revenue from a common area maintenance contract. Other land revenues decreased for the year ended December 31, 2015 compared to 2014 primarily due to $3.6 million revenue from a one-time marketing contract in 2014.

At December 31, 2016, there were 177 residential lots under contract in The Woodlands, of which 137 are scheduled to close in 2017 for $19.8 million.

The Woodlands Hills

During 2016, the City of Conroe approved our development plan for The Woodlands Hills. Additionally, detailed land plans were approved for several neighborhoods and the clearing of road right-of-ways began in fourth quarter 2016. Lot sales are expected to begin in fourth quarter 2017. We believe that The Woodlands Hills is well-positioned to capture the home buying demand for moderately priced homes. It has a projected lower price point for all product types compared to The Woodlands, with pricing comparable to Bridgeland. Furthermore, it benefits from The Woodlands’ brand reputation and has a favorable location to major employment centers, including the medical and office centers in The Woodlands and the ExxonMobil campus located just south of The Woodlands.

Maryland

There were no residential or commercial land sales for the years ended December 31, 2016, 2015 or 2014 in our Maryland MPCs. All of the residential land inventory was sold out in prior years. Our Columbia, Gateway, Emerson and Fairwood master planned communities contain approximately 108 commercial acres available for sale. We do not typically sell commercial land in our MPCs unless there are compelling and strategic reasons to do so.

In December 2015, approximately 35 acres of the Columbia commercial acreage was transferred to our Strategic Developments segment as we began development of office space in the Downtown Columbia Town Center Redevelopment District (“DCRD”). The entitlements, which do not expire under Maryland law, are enabling us to redevelop Downtown Columbia, a portion of DCRD.

Summerlin

Summerlin’s residential land sales for the year ended December 31, 2016 totaled 239.1 acres compared to 198.4 for the same period in 2015. The average price per acre for the year ended December 31, 2016 of $463,000 is not comparable to the average price per acre of $577,000 for the same period in 2015 due to a $40 million bulk sale to a homebuilder for a large parcel in first quarter 2016. This sale was unique as the homebuilder will be responsible for installing power and drainage facilities to the village, and unlike a typical sale, Summerlin is not obligated to incur any development costs within the boundaries of the parcel. In addition, as part of this transaction, we negotiated a favorable adjustment to the builder price participation on some adjacent land we sold to the same homebuilder in previous years. Residential land sales for the year ended December 31, 2015 totaled 198.4 acres which was 26.3% less than the same period in 2014 which had 269.1 acres sold. Summerlin’s land sales for the year ended December 31, 2015 were lower compared to 2014 due to the timing of superpad delivery and commercial land sales.

The Summerlin market and job growth remain strong. Summerlin had 682 new home sales for the year ended December 31, 2016, representing a 13.3% increase compared to 602 new home sales for the same period in 2015. The median new home price in Summerlin increased 1.4% to $540,000 for 2016 compared to a median new home price of $532,500 for the same period in 2015. Summerlin had 602 new home sales for the year ended December 31, 2015, representing a 37.8% increase compared to 437 new home sales for the same period in 2014. The median new home price in Summerlin increased 3.8% to $532,500 for 2015 compared to a median new home price of $513,000 for the same period in 2014.

For the year ended December 31, 2016, there was one 10.0-acre school site sold in Summerlin for $35,000 per acre. For the year ended December 31, 2015, a 16.7-acre school site was sold for $0.8 million or $48,000 per acre and a 3.6-acre school site was sold for $3.1 million or $873,000 per acre. For the year ended December 31, 2014, a 10-acre school site was sold for $2.2 million and a 0.7-acre commercial site was sold for $650,000, or $220,000 and $929,000 per acre, respectively.

Builder price participation decreased 11.1% for the year ended December 31, 2016 compared to 2015 primarily due to the substantial sell-out of a neighborhood in 2015 that produced the highest price participation per home in Summerlin. Builder price participation increased 54.7% for the year ended December 31, 2015 compared to 2014 at Summerlin due to increased home sales closings at higher average prices.

Residential gross margin increased for the year ended December 31, 2016 compared to 2015 at Summerlin due to the $40 million bulk residential sale of undeveloped land for which we incurred much lower development costs, as discussed above.

At December 31, 2016, there was a 37-acre superpad site and one custom lot under contract which are scheduled to close in 2017 for $25.2 million.

The Summit

Land development began at The Summit, our joint venture with Discovery Land, in second quarter 2015 and continues to progress on schedule based upon the initial plan. For the year ended December 31, 2016, 60 custom residential lots closed for $184.9 million, and an additional 11 lots are under contract for $41.5 million at December 31, 2016. The revenue at the venture is being recognized as the development progresses under the percentage of completion method of accounting. We recorded $43.5 million as our share of Equity in earnings in Real Estate and Other Affiliates from this joint venture, and we received a distribution of $22.9 million in the year ended December 31, 2016. Please refer to Note 5 –  Real Estate and Other Affiliates in our Consolidated Financial Statements for a description of the joint venture and further discussion.

MPC Net Contribution

In addition to segment EBT for the MPCs, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. MPC Net Contribution is defined as MPC segment EBT, plus MPC cost of sales, depreciation and amortization, and net collections from Special Improvement District (“SID”) bonds and Municipal Utility District (“MUD”) receivables, reduced by MPC development and land acquisition expenditures. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance nor should it be used as a comparison metric with other comparable businesses. A reconciliation of segment EBT to consolidated net income (loss) as computed in accordance with GAAP is presented in Note 17 - Segments.

The following table sets forth the MPC Net Contribution for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,			2016-2015	2015-2014
(In thousands)	2016	2015	2014	Change	Change
MPC segment EBT (a)	$179,481	$114,366	$221,181	$65,115	$(106,815)
Plus:
Cost of sales - land	95,727	88,065	119,672	7,662	(31,607)
Depreciation and amortization	311	640	397	(329)	243
MUD and SID bonds collections, net (b)	37,672	20,345	57,854	17,327	(37,509)
Distributions from Real Estate and Other Affiliates	22,900	—	—	22,900	—
Less:
MPC development expenditures	(149,592)	(197,020)	(140,735)	47,428	(56,285)
MPC land acquisitions (c)	(94)	(7,293)	(118,319)	7,199	111,026
Equity in earnings in Real Estate and Other Affiliates	(43,501)	—	—	(43,501)	—
MPC Net Contribution	$142,904	$19,103	$140,050	$123,801	$(120,947)

(a)	For a detailed breakdown of our MPC segment EBT, refer to Note 17 – Segments in our Consolidated Financial Statements.
(b)	SID collections are shown net of SID transfers to buyers in the respective periods.
(c)	The year ended December 31, 2014 includes $17.4 million non-monetary consideration relating to land sales of approximately 26 acres of commercial land in The Woodlands.

MPC Net Contribution increased for the year ended December 31, 2016 compared to 2015 primarily due to an increase in MPC segment EBT at Summerlin, an increase in MUD and SID bond collections and a reduction in MPC development expenditures in 2016. While the land sales closed for the year ended December 31, 2016 decreased as compared to the same period in 2015, $33.4 million of revenue previously deferred due to future performance obligations met criteria for recognition in the current period. The Summit at our Summerlin MPC contributed earnings of $43.5 million for the year ended December 31, 2016, which was its first year of land sales. MPC Net Contribution decreased for the year ended December 31, 2015 compared to 2014 due to a decline in sales at our Houston area MPCs, decreased MUD and SID bond collections and increased land development expenditures at Bridgeland, Summerlin and The Woodlands.

The following table sets forth MPC land inventory activity for the years ended December 31, 2016 and 2015:

(In thousands)	Bridgeland	Maryland	Summerlin		The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2014	$414,793	$58,365	$861,659		$206,962	$99,284	$1,641,063
Acquisitions	4,100	—	—		3,179	14	7,293
Development expenditures (a)	67,088	390	82,324		45,419	1,799	197,020
Cost of sales	(6,763)	—	(65,414)		(15,888)	—	(88,065)
MUD reimbursable costs (b)	(41,709)	—	—		(16,796)	—	(58,505)
Transfer to Strategic Development	(370)	(36,578)	—		(1,002)	—	(37,950)
Other (c)	(1,919)	(34)	(14,293)		(1,775)	7	(18,014)
Balance December 31, 2015	435,220	22,143	864,276		220,099	101,104	1,642,842
Acquisitions	—	—	—		94	—	94
Development expenditures (a)	46,135	282	73,069		28,117	1,989	149,592
MPC Cost of sales	(7,672)	—	(68,436)		(19,619)	—	(95,727)
MUD reimbursable costs (b)	(33,421)	—	—		(6,198)	(166)	(39,785)
Ground Lease (d)	—	—	—		(539)	—	(539)
Other	1,336	3	13,634	(e)	(1,984)	95	13,084
Balance December 31, 2016	$441,598	$22,428	$882,543		$219,970	$103,022	$1,669,561

(a)Development expenditures are inclusive of capitalized interest and property taxes.

(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

(c)Primarily represents land contributed to The Summit joint venture in 2015.

(d)    Approximately 1.8 acres of The Woodlands acreage was transferred to the Operating Assets segment related to a ground lease.

(e)Primarily consists of a $9.8 million increase in accrued development expenditures and $3.9 million of utility deposits reclassified into land inventory at Summerlin.

Operating Assets

Operating assets typically generate rental revenues sufficient to cover their operating costs except when a substantial portion, or all, of the property is being redeveloped, vacated for development or in its initial lease-up phase.

Total revenues and expenses for the Operating Assets segment are summarized as follows:

	Year Ended December 31,			2016 - 2015	2015 - 2014
(In thousands)	2016	2015	2014	Change	Change
Minimum rents	$172,437	$149,064	$95,807	$23,373	$53,257
Tenant recoveries	44,306	39,415	28,133	4,891	11,282
Hospitality revenues	62,252	45,374	37,921	16,878	7,453
Other rental and property revenues	16,170	25,453	24,429	(9,283)	1,024
Total revenues	295,165	259,306	186,290	35,859	73,016

Other property operating costs	60,541	68,078	62,752	(7,537)	5,326
Rental property real estate taxes	24,439	21,856	14,860	2,583	6,996
Rental property maintenance costs	12,033	10,236	8,592	1,797	1,644
Hospitality operating costs	49,359	34,839	31,829	14,520	3,010
Provision for doubtful accounts	5,601	3,998	1,399	1,603	2,599
Other income, net	(4,601)	(524)	—	(4,077)	(524)
Depreciation and amortization	86,313	89,075	49,272	(2,762)	39,803
Provision for impairment	35,734	—	—	35,734	—
Interest income	(19)	(37)	(151)	18	114
Interest expense	39,466	31,148	17,081	8,318	14,067
Equity in earnings from Real Estate and Other Affiliates	(2,802)	(1,883)	(2,025)	(919)	142
Total operating expenses	306,064	256,786	183,609	49,278	73,177
Income (loss) before development expenses	(10,899)	2,520	2,681	(13,419)	(161)
Demolition costs	1,123	2,675	6,712	(1,552)	(4,037)
Development-related marketing costs	7,110	9,747	9,770	(2,637)	(23)
Total development expenses	8,233	12,422	16,482	(4,189)	(4,060)

Operating Assets segment EBT*	$(19,132)	$(9,902)	$(13,801)	$(9,230)	$3,899

(*)      For a reconciliation of Operating Assets segment EBT to consolidated income (loss) before taxes, refer to Note 17 – Segments in our Consolidated Financial Statements.

Minimum rents and tenant recoveries increased for the year ended December 31, 2016 compared to 2015 primarily due to increases of $16.0 million for our office properties, $6.0 million for our multi-family properties and $5.9 million for our retail properties. The increase in our office properties was primarily due to the openings of 1725-1735 Hughes Landing Boulevard. The increase for our retail properties was primarily due to the elimination of co-tenancy allowances for the majority of tenants at Downtown Summerlin. The increase in our multi-family properties was primarily due to the opening of One Lakes Edge in 2015 and the purchase of our partner’s interest in Millennium Six Pines Apartments (formerly known as Millennium Woodlands Phase II, LLC) in 2016.

Minimum rents and tenant recoveries for the year ended December 31, 2015 compared to 2014 increased primarily due to increases of $31.4 million for our retail properties and $28.9 million for our office properties. The increase for our retail properties was primarily due to the openings of Downtown Summerlin, the Outlet Collection at Riverwalk and the Columbia Regional Building in 2014 (“2014 Retail Openings”), the 2015 openings of Creekside Village Green and Hughes Landing Retail (“2015 Retail Openings”), and higher rental rates and increased occupancy at Ward Village. The increase in our minimum rents and tenant recoveries at our office properties was primarily due to the acquisition of the 10-60 Columbia Corporate Center office buildings in December 2014 (“2014 Office Acquisition”), and the openings of 3831 Technology Forest Drive and Two Hughes Landing in 2014 (“2014 Office Openings”), the openings of 1725 & 1735 Hughes Landing Boulevard and ONE Summerlin in 2015 (“2015 Office Openings”), and increases at One Hughes Landing due to increased leasing, since the opening in 2013.

Hospitality revenues and hospitality operating costs increased for the year ended December 31, 2016 compared to 2015 due to the openings of The Westin at The Woodlands in March 2016 and the Embassy Suites at Hughes Landing in December 2015. Hospitality revenues increased in 2015 compared to 2014 due to the completion of the redevelopment at The Woodlands Resort and Conference Center resulting in improved occupancy and increased room rates. The decrease in profit margin for hospitality for the year ended December 31, 2016 compared to 2015 is due to a decrease in occupancy and conference services at The Woodlands Resort and Conference Center, which maintains relatively high fixed costs associated primarily with labor.

Other rental and property revenue decreased for the year ended December 31, 2016 compared to 2015 primarily due to the sale of The Club at Carlton Woods in September 2015. Other rental and property revenue increased for the year ended December 31, 2015 compared to 2014 primarily due to our 2014 Retail Openings, lease termination fees at 10-60 Columbia Corporate Center, Ward Village and Two Hughes Landing, partially offset by the sale of The Club at Carlton Woods in September 2015.

Other property operating costs and rental property maintenance costs decreased for the year ended December 31, 2016 compared to 2015 due to the sale of The Club at Carlton Woods, partially offset by an increase for our office properties primarily due to the openings of 1725-1735 Hughes Landing Boulevard. Other property operating costs and rental property maintenance costs increased for the year ended December 31, 2015 compared to 2014 due to increases of $8.4 million for our retail properties and $5.6 million for our office properties. The increase for our retail properties was primarily due to our 2015 and 2014 Retail Openings. The increase for our office properties was primarily due to our 2014 Office Acquisition and our 2014 Office Openings and our 2015 Office Openings. These increases were offset by lower expenses due to the sale of The Club at Carlton Woods during 2015.

Rental property real estate taxes increased for the year ended December 31, 2016 compared to 2015, primarily due to the openings of 1725-1735 Hughes Landing Boulevard, Downtown Summerlin and the opening of One Lakes Edge apartments partially offset by the sale of The Club at Carlton Woods. Rental property real estate taxes for the year ended December 31, 2015 compared to 2014, increased $3.7 million for our retail properties, and $2.4 million for our office properties. The increase for our retail properties was primarily due to our 2014 Retail Openings and an increase in 2015 related to a reduction in property taxes at Landmark Mall from a favorable tax settlement with the City of Alexandria which resulted in a property tax credit for 2014. The increase for our office properties was primarily due to our 2014 Office Acquisition, and our 2014 Office Openings and 2015 Office Openings.

Provision for doubtful accounts increased for the year ended December 31, 2016 compared to the same period in 2015 due to a write-off of straight-line rent at Ward Village as a result of an agreement reached in the second quarter to assume a bankrupt tenant’s lease and due to collectability concerns with a tenant at Park West and a tenant at Downtown Summerlin offset by lower expenses at the Outlet Collection at Riverwalk due to a new tenant replacing a non-paying tenant for a large space. Provision for doubtful accounts increased for the year ended December 31, 2015 compared to 2014 due to collectability concerns with a few tenants at Downtown Summerlin and the Outlet Collection at Riverwalk.

Provision for impairment increased for the year ended December 31, 2016 compared to the same period in 2015 due to a $35.7 million impairment charge recognized on Park West during the third quarter 2016 due to our shorter than previously anticipated holding period.

Depreciation and amortization decreased for the year ended December 31, 2016 compared to 2015 due to accelerated depreciation in 2015 in anticipation of development at Ward Village. Depreciation and amortization for the year ended December 31, 2015 compared to 2014 increased primarily from $19.5 million for our retail properties, $15.5 million for our office properties and $2.3 million primarily due to the completion of construction at The Woodlands Resort & Conference Center and the opening of One Lakes Edge. The increase for retail properties was primarily due to the 2015 Retail Openings and accelerated depreciation at Ward Village and Landmark Mall related to the planned redevelopment. The increase for office properties is primarily due to our 2014 Office Acquisition and our 2014 Office Openings and 2015 Office Openings.

Interest expense increased for the year ended December 31, 2016 due to new debt on assets placed in service in 2016 and a full year of interest on assets placed in service during 2015. Interest expense increased for the year ended December 31, 2015 compared to 2014 due to higher loan balances on properties acquired and placed into service. See further discussion in Note 8 - Mortgages, Notes and Loans Payable in our consolidated financial statements.

Equity in earnings from Real Estate and Other Affiliates increased for the year ended December 31, 2016 compared to the same period in 2015 due primarily to the income on the buyout of our partner’s interest in Millennium Woodlands Phase II and a $2.6 million distribution from our Summerlin Hospital investment as compared to $1.7 million in 2015. Equity in earnings from Real Estate and Other Affiliates for the year ended December 31, 2015 remained relatively flat compared to the same period in 2014.

Demolition costs decreased for the year ended December 31, 2016 versus 2015 due to the completion of the interior demolition of Fulton Market Building at South Street Seaport. Demolition costs decreased for the year ended December 31, 2015 versus 2014 due to the substantial completion of the demolition of Pier 17 at South Street Seaport, which occurred in 2014.

Development-related marketing costs decreased for the year ended December 31, 2016 compared to 2015 due to a decrease in marketing costs at Seaport. The costs in 2016 relate to ongoing marketing initiatives as we continue leasing efforts in advance of the completion of our Pier 17 redevelopment. We incurred higher costs in 2015 due to the opening and operations of our studio for pre-leasing activities and greater marketing initiatives at South Street Seaport as we accelerated leasing efforts in advance of the completion of the Fulton Market Building. The development-related marketing costs for the year ended December 31, 2014 related primarily to South Street Seaport, Downtown Summerlin, and the Outlet Collection at Riverwalk.

Adjusted Operating Assets EBT, a non-GAAP performance measure for our operating properties which excludes non-cash items and development related demolition and marketing costs continued to increase for the year ended December 31, 2016 compared to 2015 and the year ended December 31, 2015 compared to 2014 primarily due to higher minimum rents, tenant recoveries and hospitality revenues in each respective period, offset by higher rental property real estate taxes, rental property maintenance costs, hospitality operating costs and, in 2015, higher other property operating costs.

The following table reconciles Adjusted Operating Assets EBT to Operating Assets EBT:

Reconciliation of Adjusted Operating Assets EBT to	Year Ended December 31,
Operating Assets EBT (In thousands)	2016	2015	2014
Adjusted Operating Assets segment EBT	$111,148	$91,595	$51,953
Provision for impairment	(35,734)	—	—
Depreciation and amortization	(86,313)	(89,075)	(49,272)
Demolition costs	(1,123)	(2,675)	(6,712)
Development-related marketing costs	(7,110)	(9,747)	(9,770)
Operating Assets segment EBT	$(19,132)	$(9,902)	$(13,801)

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

Although we believe that NOI provides useful information to investors about the performance of our Operating Assets, due to the exclusions noted above, NOI should only be used as an additional measure of the financial performance of such assets and not as an alternative to GAAP net income (loss). For reference, and as an aid in understanding our computation of NOI, a reconciliation of Operating Assets NOI to Operating Assets EBT has been presented in the table below. Variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. See Operating Assets NOI by property and EBT in the tables below.

Operating Assets NOI and EBT

	Year Ended December 31,			2016-2015	2015-2014
(In thousands)	2016	2015	2014	Change	Change
Retail
The Woodlands
Creekside Village Green (a)	$1,549	$824	$—	$725	$824
Hughes Landing Retail (a)	3,402	1,468	—	1,934	1,468
1701 Lake Robbins	364	399	185	(35)	214
20/25 Waterway Avenue	1,765	1,883	1,505	(118)	378
Waterway Garage Retail	643	690	809	(47)	(119)
Columbia
Columbia Regional	1,387	1,342	268	45	1,074
Summerlin
Downtown Summerlin (a)	16,632	10,117	810	6,515	9,307
Ward Village
Ward Village Retail (b)	22,048	25,566	24,255	(3,518)	1,311
Other
Cottonwood Square	705	677	647	28	30
Lakeland Village Center at Bridgeland (c)	190	—	—	190	—
Outlet Collection at Riverwalk	5,125	6,450	528	(1,325)	5,922
Total Retail NOI	53,810	49,416	29,007	4,394	20,409

Office
The Woodlands
One Hughes Landing (d)	6,014	5,262	4,443	752	819
Two Hughes Landing (e)	5,033	4,489	157	544	4,332
Three Hughes Landing (c)	(514)	—	—	(514)	—
1725 Hughes Landing Boulevard (a)	120	(208)	—	328	(208)
1735 Hughes Landing Boulevard (a)	2,857	(34)	—	2,891	(34)
2201 Lake Woodlands Drive	(127)	(144)	141	17	(285)
9303 New Trails (f)	1,641	1,898	1,860	(257)	38
3831 Technology Forest Drive	1,968	1,956	(1)	12	1,957
3 Waterway Square (d)	6,735	6,288	6,181	447	107
4 Waterway Square (a)	6,466	5,766	5,756	700	10
1400 Woodloch Forest	1,708	1,621	1,191	87	430
Columbia
10-70 Columbia Corporate Center (f)	11,275	12,375	2,351	(1,100)	10,024
Columbia Office Properties (g)	(104)	450	496	(554)	(46)
One Mall North (c)	75	—	—	75	—
Summerlin
ONE Summerlin (a)	2,365	(206)	—	2,571	(206)
Other
110 N. Wacker	6,105	6,100	6,077	5	23
Total Office NOI	51,617	45,613	28,652	6,004	16,961

Multi-family
The Woodlands
Millennium Six Pines Apartments (h)	1,498	—	—	1,498	—
Millennium Waterway Apartments (i)	3,183	4,169	4,386	(986)	(217)
One Lakes Edge (a)	3,623	982	—	2,641	982
South Street Seaport
85 South Street	523	494	(188)	29	682
Total Multi-family NOI	8,827	5,645	4,198	3,182	1,447

	Year Ended December 31,			2016-2015	2015-2014
(In thousands)	2016	2015	2014	Change	Change
Hospitality
The Woodlands
Embassy Suites at Hughes Landing (a)	$3,563	$(25)	$—	$3,588	$(25)
The Westin at The Woodlands (a) (c)	1,739	—	—	1,739	—
The Woodlands Resort & Conference Center (j)	7,591	10,560	6,092	(2,969)	4,468
Total Hospitality NOI	12,893	10,535	6,092	2,358	4,443
Total Retail, Office, Multi-family, and Hospitality NOI	127,147	111,209	67,949	15,938	43,260

Other
The Woodlands
The Woodlands Ground leases	1,417	1,190	458	227	732
The Woodlands Parking Garages	(448)	(508)	(598)	60	90
2000 Woodlands Parkway (c)	(51)	—	—	(51)	—
Other
Other Properties (c)	3,871	3,857	2,116	14	1,741
Total Other	4,789	4,539	1,976	250	2,563
Operating Assets NOI excluding properties sold or in redevelopment	131,936	115,748	69,925	16,188	45,823

Redevelopments
South Street Seaport
South Street Seaport (c) (k)	(532)	(2,692)	(593)	2,160	(2,099)
Other
Landmark Mall (l)	(676)	(347)	953	(329)	(1,300)
Total Operating Asset Redevelopments NOI	(1,208)	(3,039)	360	1,831	(3,399)

Dispositions
The Woodlands
The Club at Carlton Woods (m)	—	(942)	(4,410)	942	3,468
Other
Park West (n)	1,835	1,812	2,058	23	(246)
Rio West Mall	—	—	77	—	(77)
Total Operating Asset Dispositions NOI	1,835	870	(2,275)	965	3,145
Total Operating Assets NOI - Consolidated	132,563	113,579	68,010	18,984	45,569

Straight-line lease amortization (o)	10,689	7,391	1,064	3,298	6,327
Demolition costs (p)	(1,123)	(2,675)	(6,712)	1,552	4,037
Development-related marketing costs	(7,110)	(9,747)	(9,770)	2,637	23
Provision for impairment	(35,734)	—	—	(35,734)	—
Depreciation and Amortization	(86,313)	(89,075)	(49,272)	2,762	(39,803)
Write-off of lease intangibles and other	(60)	(671)	(2,216)	611	1,545
Other income, net	4,601	524	—	4,077	524
Equity in earnings from Real Estate Affiliates	2,802	1,883	2,025	919	(142)
Interest, net	(39,447)	(31,111)	(16,930)	(8,336)	(14,181)
Total Operating Assets segment EBT (q)	$(19,132)	$(9,902)	$(13,801)	$(9,230)	$3,899

	Year Ended December 31,			2016-2015	2015-2014
(In thousands)	2016	2015	2014	Change	Change
Operating Assets NOI - Equity and Cost Method Investments
The Woodlands
Millennium Six Pines Apartments (h)	$1,537	$1,414	$(84)	$123	$1,498
Stewart Title of Montgomery County, TX	1,977	2,007	2,659	(30)	(652)
Woodlands Sarofim # 1	1,541	1,496	1,516	45	(20)
Columbia
The Metropolitan Downtown Columbia (a)	4,137	1,194	—	2,943	1,194
Summerlin
Constellation	(108)	—	—	(108)	—
Las Vegas 51s (r)	68	305	(153)	(237)	458
South Street Seaport
33 Peck Slip (s)	1,347	—	—	1,347	—
Total NOI - equity investees	10,499	6,416	3,938	4,083	2,478

Adjustments to NOI (t)	(9,527)	(3,069)	(1,112)	(6,458)	(1,957)
Equity Method Investments EBT	972	3,347	2,826	(2,375)	521
Less: Joint Venture Partner's Share of EBT	(786)	(3,211)	(2,450)	2,425	(761)
Equity in earnings from Real Estate and Other Affiliates	186	136	376	50	(240)

Distributions from Summerlin Hospital Investment (u)	2,616	1,747	1,649	869	98
Segment equity in earnings from Real Estate and Other Affiliates	$2,802	$1,883	$2,025	$919	$(142)

Company's Share of Equity Method Investments NOI
The Woodlands
Millennium Six Pines Apartments (h)	$1,252	$1,151	$(68)	$101	$1,219
Stewart Title of Montgomery County, TX	989	1,004	1,330	(15)	(326)
Woodlands Sarofim # 1	308	299	303	9	(4)
Columbia
The Metropolitan Downtown Columbia	2,069	597	—	1,472	597
Summerlin
Constellation	(54)	—	—	(54)	—
Las Vegas 51s (r)	34	153	(77)	(119)	230
South Street Seaport
33 Peck Slip (s)	471	—	—	471	—
Company's share NOI - equity investees	$5,069	$3,204	$1,488	$1,865	$1,716

	Economic	December 31, 2016
(In thousands)	Ownership	Total Debt	Total Cash
The Woodlands
Stewart Title of Montgomery County, TX	50.00%	$—	$275
Woodlands Sarofim # 1	20.00	5,641	809
Columbia
The Metropolitan Downtown Columbia	50.00	70,000	508
Summerlin
Constellation	50.00	13,475	72
Las Vegas 51s (r)	50.00	32	906
South Street Seaport
33 Peck Slip (s)	35.00	36,000	15,593

(a)	NOI increase for the year ended December 31, 2016 as compared to 2015 relates to an increase in occupancy and/or effective rent, or relates to properties recently placed in service.
(b)	The decrease in NOI is due to rent abatement for a tenant related to a lease modification, decrease in occupancy related to a bankrupt tenant and decrease in occupancy due to pending redevelopment.
(c)	Please refer to discussion in the following section regarding this property.
(d)	NOI increase for year ended December 31, 2016 is due to a decrease in real estate taxes and other operating expenses.
(e)	The NOI increase for the year ended December 31, 2016 is due to increased occupancy.
(f)	NOI decrease is due to a decrease in occupancy.
(g)

NOI decrease for the year ended December 31, 2016 is due primarily to decreased occupancy at American City Building related to water damage in 2015 and subsequent loss of tenants. The American City Building amounts in this table represent operations of the building under the master lease agreement through the date of acquisition and operations as a wholly owned asset through December 31, 2016. The acquisition of the land and building are reflected in the Strategic Development segment. The property was purchased on December 19, 2016 for future redevelopment.

(h)	Purchased our partner’s 18.57% interest in Millennium Six Pines Apartments (formerly known as Millennium Woodlands Phase II, LLC) in July 2016 and consolidated the property at that time.
(i)	NOI decrease is due to a decrease in rental rates to maintain occupancy during the lease up of Millennium Six Pines Apartments and One Lakes Edge.
(j)	NOI decrease for the year ended December 31, 2016 is due to lower occupancy and a decrease in conference center services.
(k)	NOI increase for the year ended December 31, 2016 is due to increased occupancy and event revenue.
(l)

The NOI losses in 2016 and 2015 are due to a decline in occupancy as the property loses tenants in anticipation of its redevelopment into an open-air, mixed-use community with retail, residential, and entertainment components. The mall was closed in January 2017.

(m)	The Club at Carlton Woods was sold in September 2015.
(n)	Park West was sold in December 2016.
(o)	The increase is primarily due to new leases at Downtown Summerlin and 1725-1735 Hughes Landing Boulevard, which were placed in service in the fourth quarter 2015.

(p)

The decrease in demolition costs is due to completion of the interior demolition of the Fulton Market Building, which was completed in April 2014, and demolition of Pier 17 at the South Street Seaport.

(q)	For a detailed breakdown of our Operating Asset segment EBT, please refer to Note 17 - Segments in the consolidated financial statements.
(r)	Formerly known as Summerlin Baseball Club, part of the Clark County Las Vegas Stadium LLC joint venture.
(s)	Our joint venture with Grandview SHG, LLC owns 33 Peck Slip hotel, which was closed in December 2016 for redevelopment.
(t)	Adjustments to NOI include straight-line rent and market lease amortization, demolition costs, depreciation and amortization and non-real estate taxes.
(u)	Distributions from the Summerlin Hospital are typically made once per year in the first quarter.

Reconciliation of Operating Assets Segment Equity in Earnings

	Year Ended December 31,
(In thousands)	2016	2015	2014
Equity Method investments	$186	$136	$376
Cost basis investment	2,616	1,747	1,649
Operating Assets segment Equity in earnings	2,802	1,883	2,025
MPC segment Equity in earnings (a)	43,501	—	—
Strategic Developments segment Equity in earnings (b)	10,515	1,838	21,311
Equity in earnings from Real Estate and Other Affiliates	$56,818	$3,721	$23,336

(a)

The MPC Equity in earnings is related to The Summit joint venture. Please refer to Note 5 – Real Estate and Other Affiliates in our Consolidated Financial Statements for further description of this joint venture.

(b)

The Strategic Developments segment Equity in earnings is primarily related to the Circle T Ranch and Power Center joint venture. Please refer to Note 5 –  Real Estate and Other Affiliates in our Consolidated Financial Statements for further description of this joint venture.

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

The following table summarizes the leases we executed at our retail properties during the year ended December 31, 2016:

			Square Footage			Per Square Foot Per Year
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents	Total Tenant Improvements		Total Leasing Commissions
Pre-leased (b)	18	120	57,385	52,279	14,992	$33.30	$7.97		$1.69
Comparable - Renewal (c)	16	49	59,289	3,269	15,788	35.52	4.99		0.54
Comparable - New (d)	7	82	14,490	12,137	1,633	31.36	3.38		0.94
Non-comparable (e)	48	80	178,521	150,819	122,649	30.81	10.92	(f)	1.03
Total			309,685	218,504	155,062

(a)	Excludes executed leases with a term of 12 months or less and one lease with a joint venture in which we are a member.
(b)	Pre-leased information is associated with projects under development at December 31, 2016.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $34.38 per square foot to $35.52 per square foot, or 3.3% under previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $38.21 per square foot to $31.36 per square foot, or (17.9%) under previous rents, primarily due to expired long-term leases being replaced with new tenants at current market rates.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.
(f)	Total Tenant Improvements include one anchor lease with above-market finish out costs.

The following discussion summarizes our recently completed retail property, which was placed in service in 2016.

Bridgeland

Lakeland Village Center at Bridgeland

In second quarter 2015, we began construction of Lakeland Village Center at Bridgeland, a CVS-anchored neighborhood retail center. The CVS opened in March 2016, and the remaining space in the project was placed in service in third quarter 2016. The total development costs are expected to be approximately $16 million. We expect to reach stabilized annual NOI of approximately $1.7 million in 2018. As of December 31, 2016, the project is 53.7% leased.

Office Properties

All of the office properties listed in the chart in Note 17 - Segments, except for 110 N. Wacker and ONE Summerlin, are located in Columbia, Maryland and in The Woodlands, Texas. Leases related to our office properties in The Woodlands and 110 N. Wacker are generally triple net leases. Those located in Columbia, Maryland, and ONE Summerlin are generally gross leases.

The following table summarizes our executed office property leases during the year ended December 31, 2016:

			Square Footage			Per Square Foot Per Year
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	3	128	42,612	42,612	42,612	$34.91	$6.13	$2.37
Comparable - Renewal (c)	17	58	100,622	29,384	81,816	26.16	2.19	1.21
Comparable - New (d)	5	84	48,720	47,975	48,720	33.04	4.47	1.66
Non-comparable (e)	27	78	165,297	139,661	124,987	32.00	5.91	1.74
Total			357,251	259,632	298,135

(a)	Excludes executed leases with a term of 12 months or less and intercompany leases.
(b)	Pre-leased information is associated with projects under development at December 31, 2016.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $28.14 per square foot to $26.16 per square foot, or (7.0%) over previous rents, primarily due to the replacement of expiring leases with escalations by new leases at current market rates.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $32.85 per square foot to $33.04 per square foot, or 0.6% over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

The following discussions summarize our recently completed or acquired office, hospitality and other properties, which were placed in service in 2016.

The Woodlands

Three Hughes Landing

During the third quarter 2014, we began construction of Three Hughes Landing, a Class A office building, and the building was placed in service on August 1, 2016. Total estimated development costs are approximately $90 million. The remaining development costs to be incurred relate to estimated leasing and tenant build-out costs. As of December 31, 2016, the project is 20.0% leased. Leasing activity has been slower than our experience with One Hughes Landing and Two Hughes Landing due to the economic slowdown in Houston caused by low oil prices. We believe that its lakefront location within the highly desirable Hughes Landing development and its related amenities will benefit this building as compared to competing office products in the north Houston region. We underwrote the projects to reach projected annual stabilized NOI of approximately $7.6 million in 2018; however, the actual amount of NOI and year of stabilization will depend greatly on the Houston economy.

Columbia

One Mall North

This 97,364 square foot, four-story office building in Columbia, Maryland was purchased December 19, 2016 for $22.2 million. The acquisition was financed by a $14.5 million advance received through the January 2017 amendment and restatement of our $80.0 million non-recourse mortgage financing for the 10-60 Columbia Corporate Center office buildings with a $94.5 million loan. The loan bears interest at LIBOR plus 1.75% and has an initial maturity date of May 6, 2020, with two, one-year extension options. The building is located at a gateway entry to Downtown Columbia at the northwest corner of Little Patuxent Parkway and Governor Warfield Parkway. The office building parcel and surface parking total 5.37 acres, and the property is suitable for redevelopment in the future, when warranted to maximize density. The building is 100% leased as of December 31, 2016.

Hospitality

The Westin at The Woodlands

In March 2016, we substantially completed construction of The Westin at The Woodlands. Total development costs are expected to be approximately $97 million. NOI since opening is $1.7 million, which is significantly below expectations due to the stagnant Houston economy caused by low oil prices. We continue to expect to reach projected annual NOI of approximately $10.5 million when the economy recovers; however, the actual amount of the NOI will depend greatly on the timing and extent of recovery of the Houston economy.

Partially Owned

33 Peck Slip

In January 2016, we entered into a joint venture with Grandview SHG, LLC to purchase an operating hotel comprised of 72 rooms and totaling 43,889 square feet located at 33 Peck Slip in the Seaport District of New York. We advanced a bridge loan of $25.0 million at a 5.0% interest rate to the joint venture at closing to expedite the acquisition, which was repaid in full in June 2016. In second quarter 2016, upon completion of a refinancing of the property with a $36.0 million redevelopment loan, we made an additional capital contribution of $2.3 million. Our total investment in the joint venture is $8.2 million as of December 31, 2016, which represents our 35% ownership share. The 33 Peck Slip hotel was closed at the end of December 2016 for redevelopment.

Other

The properties that are included in our Other Properties description in our Operating Assets NOI and EBT table include the Kewalo Basin Harbor, Merriweather Post Pavilion, which was transferred to the DCRD in November 2016 (please refer to further discussion in the Strategic Developments segment), The Woodlands Parking Garages, and a participation interest in the golf courses at TPC Summerlin and TPC Las Vegas, as well as our share of any NOI related to our equity investments. We received $2.8 million as final payment for our participation interest in the golf courses at TPC Summerlin and TPC Las Vegas in June 2016, and the payment was recorded in Other income, net on the Consolidated Statements of Operations. Total redevelopment costs for Kewalo Basin Harbor are expected to be approximately $23 million, of which we have incurred $1.9 million of development costs as of December 31, 2016.

2000 Woodlands Parkway

Formerly the MPC Homefinder’s Center, this 7,900 square foot building is being converted to maximize its use to an income producing operating asset. We are currently pursuing both retail and office opportunities in search of a new use for this property, but the building is currently vacant.

The following discussions summarize our on-going redevelopments and disposed property in our Operating Assets segment as of December 31, 2016.

Redevelopments

The Seaport District

The initial Seaport District redevelopment encompasses seven buildings spanning several city blocks along the East River waterfront in Lower Manhattan across the Uplands (which is west of the FDR Drive) and East of the FDR (Pier 17 and the Tin Building). The development consists of three district areas: Pier 17, the Historic Area and the Tin Building.

Pier 17–  In 2013, the City of New York executed the amended and restated ground lease for the South Street Seaport, and we provided a completion guarantee to the City for the renovation and reconstruction of the Pier 17 Building (“Renovation Project”). Construction on the Renovation Project began in 2013 and is expected to be substantially completed in late 2017 with a grand opening planned for summer 2018. The Renovation Project features a newly constructed pier and Pier 17 building. Consisting of 170,000 square feet, Pier 17 will include dynamic food  offerings and retail on the first two levels of the pier as well as a 1.5 acre outdoor event and entertainment venue on the Pier 17 rooftop that will be home to a summer concert series, restaurant, private events, and a vibrant winter village experience. Levels three and four of Pier 17 will likely be a combination of experiential retail, creative office, and event space.

Historic Area –  Additionally, we are repositioning a significant portion of the approximately 180,000 square feet of retail space in the Uplands, which includes the 100,000 square foot Fulton Market Building. Our first anchor to open in the revitalized district was iPic Theaters which opened in October 2016 and has a 20-year lease on 46,000 square feet in the Fulton Market Building. The iPic at the Seaport is Manhattan’s first new commercial multiplex movie theater opening in over a decade and currently iPic’s only Manhattan location. We expect the Uplands to be substantially repositioned by mid-2018.

Seaport District Leasing Activity – In September 2016, we announced that iconic retailer 10 Corso Como, founded in Milan in 1991 by style visionary and former fashion editor Carla Sozzani, will open in the historic area of the Seaport District. The store will be designed by Milan-based artist Kris Ruhs and will be 10 Corso Como’s only U.S. location. 10 Corso Como will join other previously announced Seaport District tenants, including acclaimed restaurateurs Jean-Georges Vongerichten and the Momofuku Group led by David Chang, iPic Theaters, McNally Jackson Books, Scotch and Soda, By Chloe, and Big Gay Ice Cream.

The total cost estimate for Pier 17 Renovation Project and the Historic Area is $623 million. The cost, net of $54.1 million of insurance proceeds, is $569 million, which represents a $55 million increase from third quarter 2016. The increase in expected costs is a result of an increased scope of the programming on the Pier 17 roof and additional improvements in the Historic Area.

Tin Building –  In October 2016, we obtained approval of our Pier 17 Minor Modification of the 2013 Uniform Land Use Review Procedure (“ULURP”) (“Minor Modification”) which includes the reconstruction of the Tin Building. In January 2017, we executed the ground lease amendment with the city of New York, incorporating the Tin Building into our leased premises. The Pier 17 Minor Modification also includes the demolition of the Link Building and replacement of the previously demolished head house structure with the Pier 17 Building façade treatment on the western elevation and the installation of a reconfigured service access drive. The Tin Building reconstruction includes cataloguing important historical elements of the Tin Building, deconstructing the Tin Building, demolishing and reconstructing the platform pier where the Tin Building currently sits, and then reconstructing the Tin Building in a slightly different location in order to raise it above the flood plain. The reconstructed Tin Building will be approximately 53,000 square feet, on three levels. The access drive will be extended around the Tin Building to create a one-way limited access drive for service vehicles for both the Tin Building and Pier 17. The total cost estimate for the reconstruction of the Tin Building is approximately $162 million including turn-key, interior fit out.

Superstorm Sandy Insurance Recoveries - On October 29, 2012, as a result of Superstorm Sandy, the South Street Seaport suffered significant damage due to flooding. We have collected $54.1 million in insurance proceeds through December 31, 2016 relating to our claim. The insurance proceeds were recorded in other income on the consolidated statements of operations and are excluded from NOI.

Dispositions

Park West

On December 29, 2016, we sold Park West, a non-core 249,177 square foot open-air shopping, dining and entertainment destination in Peoria, Arizona for net cash proceeds of $32.5 million, resulting in a loss of $1.1 million, net of transaction costs. This loss was in addition to an impairment charge of $35.7 million recognized on Park West during the third quarter 2016 when the asset was marked to fair value in anticipation of its sale. As this asset was unleveraged, the sale will allow us to redeploy the net cash proceeds into our existing developments.

Strategic Developments

Our Strategic Developments assets generally require substantial future development to achieve their highest and best use. Most of the properties and projects in this segment generate no revenues with the exception of our condominium projects for which we use percentage of completion accounting to recognize revenues during the construction phase. Our expenses relating to these assets are primarily related to costs associated with selling condominiums, marketing costs associated with our strategic developments, operational costs associated with the IBM building that serves as a world class information center and sales gallery for the entire Ward Village Master Plan development, carrying costs (such as property taxes and insurance), and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Developments asset, we would expect that with the exception of the residential portion of our condominium projects, upon completion of development, the asset would be reclassified to the Operating Assets segment when the asset is placed in service and NOI would become an important measure of its operating performance.

Total revenues and expenses for the Strategic Developments segment are summarized as follows:

	Year Ended December 31,			2016-2015	2015-2014
(In thousands)	2016	2015	2014	Change	Change
Minimum rents	$447	$899	$609	$(452)	$290
Condominium rights and unit sales	485,634	305,284	83,565	180,350	221,719
Other land, rental and property revenues	455	1,734	806	(1,279)	928
Total revenues	486,536	307,917	84,980	178,619	222,937

Condominium rights and unit cost of sales	319,325	191,606	49,995	127,719	141,611
Other property operating costs	5,437	4,673	4,282	764	391
Real estate taxes	2,408	2,282	2,547	126	(265)
Rental property maintenance costs	359	476	543	(117)	(67)
Provision for doubtful accounts	63	32	16	31	16
Demolition costs	1,089	622	22	467	600
Development-related marketing costs	15,074	15,719	13,013	(645)	2,706
Depreciation and amortization	2,744	3,240	1,706	(496)	1,534
Other (income) expense	(611)	104	(2,373)	(715)	2,477
Equity in earnings from Real Estate and Other Affiliates	(10,515)	(1,838)	(21,311)	(8,677)	19,473
Gain on sale of 80 South Street Assemblage	(140,549)	—	—	(140,549)	—
Interest, net (a)	(6,457)	(6,835)	(11,918)	378	5,083
Total expenses, net of other income	188,367	210,081	36,522	(21,714)	173,559
Strategic Developments segment EBT*	$298,169	$97,836	$48,458	$200,333	$49,378

(*)    For a reconciliation of Strategic Developments segment EBT to consolidated income (loss) before taxes, refer to Note 17 – Segments in our Consolidated Financial Statements.

(a)	Negative interest expense amounts are due to interest capitalized in our Strategic Developments segment related to Operating Assets segment debt and the Senior Notes.

Minimum rents primarily relate to projects that are nearing completion and contribute minimal rental revenue in all years presented and are included in the Strategic Developments segment as the project is not substantially complete.

The increase in condominium rights and unit sales for the year ended December 31, 2016 as compared to 2015 related to revenue recognition at our Waiea and Anaha condominium projects for which we began recognizing revenue in 2015. The increase in condominium rights and unit sales in 2015 as compared to 2014 is primarily due to recognizing revenue on our Waiea condominium project for one full year in 2015, as compared to one quarter in 2014 and recognizing revenue on our

Anaha condominium project for three quarters in 2015. As condominium projects advance towards completion, we recognize revenue on qualifying sales contracts under the percentage of completion method of accounting.

Condominium rights and unit costs of sales for the year ended December 31, 2016 primarily represent development and construction costs relating to the revenues recognized on Waiea and Anaha sales in 2016, which were generated primarily from Waiea sales in 2015. Condominium rights and unit costs of sales for the year ended December 31, 2015 primarily represent development and construction costs relating to the revenues recognized on Waiea and Anaha sales in 2015 and Waiea sales in 2014. The book value of condominium rights sold to the ONE Ala Moana joint venture were recorded as cost of sales in 2015 and 2014.

Other property operating costs primarily relate to costs associated with operating our projects as they near substantial completion or carrying costs related to our predevelopment projects.

Demolition costs primarily relate to costs required to demolish pre-existing structures on land which we own and have plans to redevelop.

Development-related marketing costs are expenses incurred to enhance our brand, generate demand for our development and redevelopment projects and sustain consumer and industry relationships. For the year ended December 31, 2016, development-related marketing costs decreased compared to 2015 primarily due to fewer costs incurred at certain strategic development projects at Ward Village which are progressing towards completion. For the year ended December 31, 2015, these costs were primarily attributable to strategic development projects at Ward Village, The Woodlands, South Street Seaport and Downtown Columbia.

Depreciation and amortization primarily relate to the IBM Building renovations at Ward Village, which were placed in service during 2014. The IBM building serves as our sales gallery for the entire Ward Village Master Plan development.

The increase in Equity in earnings from Real Estate and Other Affiliates for the year ended December 31, 2016 is related to our earnings from the sale of a certain land parcel by our Circle T Ranch and Power Center joint venture in June 2016. In 2015, our Equity in earnings from Real Estate and Other Affiliates represented our share of the earnings in the ONE Ala Moana condominium venture for which all of the units available for sale have been sold and closed. Equity in earnings decreased for the year ended December 31, 2015 compared to 2014 as the ONE Ala Moana project was substantially complete as of December 31, 2014.

The gain on sale of the 80 South Street Assemblage is the result of the sale of this asset in March 2016. Please refer to the discussion below regarding this sale.

Interest, net decreased for the year ended December 31, 2016 and for the year ended December 31, 2015 as compared to prior years due to completing projects and placing them in service during 2015 and 2014, respectively.

The following describes the status of our major construction projects and announced Strategic Developments projects as of December 31, 2016. For projects that have been under construction for a substantial period and are nearing completion, please refer to the Projects under Construction table below for an update on the project’s individual metrics and associated timeline for completion. For information on the construction financings on our projects, please refer to Note 8 – Mortgages, Notes and Loans Payable in our Consolidated Financial Statements.

Downtown Columbia Redevelopment District

The Downtown Columbia market contains 2.7 million square feet of office space, of which we own 1.1 million square feet, located close to shopping, restaurants and entertainment venues. We believe there is a significant opportunity to redevelop this area over future years. Existing entitlements obtained in 2010 totaling approximately 13 million square feet for all of Downtown Columbia have densities for up to 5,500 residential units, 4.3 million square feet of commercial office space, 1.3 million square feet of retail space and 640 hotel rooms. The majority of these entitlements exist on land, surface parking lots and other assets controlled by us. These entitlements have no expiration date under Maryland law.

Pursuant to a 2010 development agreement with General Growth Properties (“GGP”), we have a preferred residential and office development covenant that provides us the right of first offer for new development densities of both residential and office space within the Columbia Mall Ring Road. This covenant expires in 2030. The development agreement contains the key terms, conditions, responsibilities and obligations with respect to future development of this area within the greater Downtown Columbia Redevelopment District.

In 2016, we continued construction of m.flats/TEN.M Building, began development of the first neighborhood, Merriweather District, and planned to commence predevelopment activities on our second neighborhood, Lakefront District. As part of these predevelopment activities, in December 2016 we acquired the American City Building which unlocks the potential redevelopment in the Lakefront District as the acquisition allows for the termination of restrictive parking covenants on neighboring parcels owned by the Company.

In November 2016, the Howard County Council approved the issuance of up to $90.0 million TIF bonds for the downtown’s master plan. As part of the TIF arrangement, an additional 744 affordable residential units may be constructed for the local community which would, if built, increase the previous density to over 6,000 residential units. The TIF will provide capital for the development of key roads, infrastructure and an approximate 2,500-space parking garage to service our local office buildings and other commercial development within Merriweather District.

Lakefront District

American City Building - In December 2016, we purchased the American City Building for $13.5 million. The building is located on Little Patuxent Parkway near our Whole Foods Project. Currently, the American City Building is an 117,098 square foot Class C office building. Prior to the acquisition we operated this building under a master lease agreement. Current plans for the building and adjacent parking structures are to demolish the building and develop a new mixed-use project with multi-family, retail and restaurant space. As part of our predevelopment activities in 2017, we will continue to evaluate the development potential of this site and the remaining assets within the District and plan to complete and submit for approval a Final Development Plan for the Lakefront District. Our current plans show that the redevelopment of the Lakefront District will provide over 1.5 million square feet of net density.

Merriweather District

During the first quarter 2015, we received county approval of our development plan which allows for new development density for up to 4.9 million square feet of office, residential and retail space. We recently transferred the Merriweather Post Pavilion to the DCACC, an independent non-profit organization in the fourth quarter 2016, completed development of One Merriweather in February 2017 and are currently constructing Two Merriweather, our second office project.

Two Merriweather – We began construction of Two Merriweather, a Class A mixed-use office building, in third quarter 2016. Two Merriweather will consist of 100,000 and 30,000 square feet of office and retail space, respectively. Total estimated development costs are approximately $41 million and the project is financed by a $33.2 million construction loan. As of January 27, 2017, 57.7% of the total project and 75.0% of the office space is pre-leased. We expect to reach projected annual stabilized NOI of approximately $3.6 million in 2020.

m.flats/TEN.M

We are a 50% partner with Kettler, Inc. (“Kettler”) to construct a 437-unit, Class A multi-family project with 29,000 square feet of ground floor retail, which is adjacent to The Metropolitan Downtown Columbia in Columbia, Maryland. Construction began on the project, which includes two separate buildings, m.flats and TEN.M, in first quarter 2016. Kettler provides construction and property management services for the development, and we anticipate the first units will be available for rent in third quarter 2017. We contributed approximately five acres of land having a book value of $4.0 million to the joint venture and subsequently incurred an additional $3.1 million in capitalized development costs for a total book value contribution of $7.1 million. We expect the property to reach projected annual stabilized NOI of approximately $8.1 million in 2019, of which our share would be $4.1 million. Total development costs are expected to be approximately $108 million, and the project is financed with an $88.0 million construction loan, which is non-recourse to us. At loan closing, our land contribution was valued at $53,500 per unit, or $23.4 million, and Kettler contributed $16.1 million in cash, of which $7.3 million was distributed to us. This transaction was accounted for as a partial sale of the land for which we recognized a net profit of $0.2 million.

The Woodlands

100 Fellowship Drive

In December 2016, we entered into a build-to-suit arrangement with the University of Texas System to develop an office tower at 100 Fellowship Drive. The office building will be a three-story, 203,000 rentable square foot medical building with approximately 850 surface parking spaces and is 100% pre-leased as of December 31, 2016. Total development costs are expected to be approximately $63.3 million, and we are currently seeking financing for this project. We expect to begin construction in March 2017 and anticipate project completion in first quarter 2019. We expect to reach projected annual stabilized NOI of $5.1 million in 2019.

Creekside Park Apartments

In the fourth quarter 2016, we received approval to begin construction of Creekside Park Apartments. Creekside Park Apartments will be a 292-unit apartment complex offering the first for-rent product in Creekside Park Village Center. Total development costs are expected to be approximately $42.1 million and we are currently seeking financing for the project. Construction commenced in January 2017 with an anticipated grand opening in third quarter 2018. We expect to reach projected annual stabilized NOI of $3.5 million in 2019.

Ward Village

We continue to transform Ward Village into a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets.

Since 2014, we completed the renovation of the IBM Building and started construction on Waiea, Anaha and Ae`o, three of the first four mixed-use market rate residential towers. During the third quarter 2016, we obtained approval to begin construction of Ke Kilohana, and in fourth quarter 2016 we opened Waiea, with many of the residents taking occupancy at that time. In July 2015, we began public presales for Ae`o and the first Gateway Tower, and in March 2016, we began public presales for Ke Kilohana. Sales contracts are subject to a 30-day rescission period, and the buyers are typically required to make an initial deposit at signing and an additional deposit 30 days later at which point their total deposit becomes non-refundable. Buyers are typically then required to make a final deposit within approximately 90 days of our receipt of their second deposit. Certain buyers are required to deposit the remainder of the sales price on a predetermined pre-closing date, which is specified in the sales contracts for each condominium project.

Waiea - In December 2016, we completed and opened Nobu, an 8,000 square foot restaurant and transferred this retail asset to the Operating Assets segment. As of January 27, 2017, we have closed on 143 of the 174 total units at Waiea. These settlements represent 82.2% of total units and 74.6% of the total residential square feet available for sale. Total development costs are expected to be approximately $414 million, which includes $11.5 million of development-related marketing costs that are being expensed as incurred. Remaining costs to complete primarily relate to punch list items and unsold units. During 2014, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis.

Anaha – In 2014, we began construction of Anaha, and we expect to complete the condominium tower during third quarter 2017. As of January 27, 2017, 301 of the 317 total units were under contract. These contracted sales represent 95.0% of total units and 89.3% of the total residential square feet available for sale. Total development costs are expected to be approximately $401 million, which includes $8.6 million of development-related marketing costs that are being expensed as incurred. During 2015, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of December 31, 2016, the project was approximately 66.2% complete. As of January 27, 2017, 37.9% of the retail space at Anaha is pre-leased and is anchored by a Merriman’s restaurant.

Ae`o  – In February 2016, we began construction of the 389,000 square foot Ae`o tower and the 57,000 square foot Whole Foods Market, located on the same block. We expect to complete development of the entire project by the end of 2018. Total development costs are expected to be $429 million. As of January 27, 2017, 270 of the 466 total units were under contract, representing 57.9% of total units and 51.7% of the total residential square feet available for sale.

Ke Kilohana – In October 2016, we began construction of Ke Kilohana and anticipate completion in 2019. The tower will consist of 424 residences, 375 of which are designated as workforce housing units and are being offered to local residents of Hawaii who meet certain maximum income and net worth requirements. Total development costs are expected to be $219 million. Public pre-sales on the workforce units began in first quarter 2016, and 100% of those units were under contract by the end of July 2016. The market rate units began public pre-sales in July 2016. As of January 27, 2017, we sold 11 of the 49 market units, and we expect to sell the remainder over the next two years. All units under contract represent 91.0% of the total units and 86.9% of the total residential square feet available for sale. As previously announced, we have pre-leased approximately 22,000 square feet to CVS/Longs Drugs on the ground floor of Ke Kilohana.

Other Development Projects

Circle T Ranch and Power Center

We are a 50% partner in two joint ventures with Hillwood Development Company, Ltd, a local Texas developer. The ventures are known as Westlake Retail Associates, Ltd and 170 Retail Associates, and we have collectively referred to them as Circle T Ranch and Power Center. On June 1, 2016, the Westlake Retail Associates venture closed on a 72-acre land sale with an affiliate of Charles Schwab Corporation, and because of the land sale, the year ended December 31, 2016 reflects the recognition of $10.5 million in Equity in earnings from Real Estate and Other Affiliates.

The Outlet Collection at Elk Grove

In January 2017, we closed on a land sale of approximately 36 acres of our 100 acre property, The Outlet Collection at Elk Grove, for gross sales proceeds of $36.0 million, resulting in a pretax gain of $32.2 million. We plan to develop the remaining 64 acres. Commencement of construction is dependent on meeting financing and internal pre-leasing requirements for the project.

80 South Street Assemblage

In March 2016, we sold the 80 South Street Assemblage for net cash proceeds of $378.3 million, resulting in a pre-tax gain of $140.5 million. The 80 South Street Assemblage was a 42,694 square foot lot with 817,784 square feet of available development rights.

Projects Under Construction

The following table summarizes our projects under construction, and related debt, for Operating Assets and Strategic Developments as of December 31, 2016. Projects that are substantially complete and which have been placed into service are included in the following table if the project had more than $1 million of estimated costs remaining to be incurred. Typically, these amounts represent budgeted tenant allowance necessary to bring the asset to stabilized occupancy. Projects that are substantially complete and therefore have been placed in service in the Operating Assets segment may still require some capital for remaining tenant build-out.

($ in thousands)	Total Estimated Costs (a)	Costs Paid Through December 31, 2016 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Tenant Reimbursements to be Drawn	Remaining Debt to be Drawn	Estimated Costs Remaining in Excess of Remaining Financing to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
The Woodlands
The Westin at The Woodlands	$97,380	$92,190	$5,190	$—	$11,257	$(6,067)	(h)	Complete
1725-35 Hughes Landing Boulevard	222,990	184,822	38,168	—	37,353	815	(e)	Complete
Three Hughes Landing	90,162	61,225	28,937	—	30,402	(1,465)	(f)	Complete
South Street Seaport
South Street Seaport	622,883	343,640	279,243	—	—	279,243	(d)	2018
Other
Lakeland Village Center at Bridgeland	16,274	12,401	3,873	—	4,021	(148)	(g)	Complete
Total Operating Assets	1,049,689	694,278	355,411	—	83,033	272,378

Strategic Developments
The Woodlands
Creekside Apartments	42,111	669	41,442	—	—	41,442	(k)	Q3 2018
HHC 242 Self-Storage	8,607	5,805	2,802	—	2,950	(148)	(l)	Q1 2017
HHC 2978 Self-Storage	8,476	4,079	4,397	—	4,653	(256)	(m)	Q1 2017
100 Fellowship Drive	63,278	881	62,397	—	—	62,397	(o)	2019
Columbia
One Merriweather	78,187	44,642	33,545	—	26,344	7,201		Q1 2017
Two Merriweather	40,941	4,120	36,821	—	33,156	3,665	(p)	Q4 2017
Ward Village
Ae`o	428,508	66,571	361,937	52,000	230,000	79,937	(i)	Q4 2018
Anaha	401,314	209,472	191,842	—	191,678	164	(j)	Q3 2017
Ke Kilohana	218,898	17,864	201,034	19,133	142,656	39,245	(n)	2019
Waiea	414,212	352,920	61,292	47,082	-	14,210	(j)	Q1 2017
Total Strategic Developments	1,704,532	707,023	997,509	118,215	631,437	247,857
Combined Total at December 31, 2016	$2,754,221	$1,401,301	$1,352,920	$118,215	$714,470	$520,235

	Creekside Apartments anticipated financing					(30,000)	(k)
	100 Fellowship Drive anticipated financing					(51,425)	(o)
	Estimated costs to be funded net of financing, assuming closing on pending financing					$438,810

(a)

Total Estimated Costs represent all costs to be incurred on the project which include construction costs, demolition costs, marketing costs, capitalized leasing, payroll or project development fees, deferred financing costs and advances for certain accrued costs from lenders and exclude land costs and capitalized corporate interest allocated to the project. South Street Seaport Total Estimated Costs are shown net of insurance proceeds, and Ae`o, Anaha, Ke Kilohana, Waiea, One Merriweather and Two Merriweather exclude Master Plan infrastructure and amenity costs at Ward Village and the Merriweather District.

(b)	Costs Paid Through December 31, 2016 are payments of Total Estimated Costs from project inception through December 31, 2016.
(c)

Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to December costs that were paid by us, but not yet reimbursed by the lender. We expect to receive funds from our lenders for these costs in the future. Positive balances represent cash that remains to be invested or amounts drawn in advance of costs paid.

(d)

South Street Seaport Total Estimated Costs and Costs Paid Through December 31, 2016 include $54.1 million of insurance proceeds received and exclude estimated costs for the Tin Building which is not yet under construction. We anticipate seeking financing for this project in the future.

(e)

1725-35 Hughes Landing Boulevard Total Estimated Costs include approximately $61 million of tenant improvements that were fully reimbursed directly by ExxonMobil through 2015 and 2016. These Tenant Reimbursements were treated as an additional source of funds for project costs. Asset was placed in service during November 2015. Final completion of the building is dependent upon lease-up and tenant build-out.

(f)	Three Hughes Landing building shell was substantially complete and was placed in service in August 2016. Final completion of the building is dependent upon lease-up and tenant build-out.
(g)	Lakeland Village Center at Bridgeland was placed in service during the third quarter 2016.
(h)	The Westin at The Woodlands was placed in service in March 2016.
(i)	As of December 31, 2016, the entire project was under construction.
(j)

Waiea and Anaha utilize nonrefundable buyer deposits to fund project costs prior to drawing on the loan. As of December 31, 2016, Waiea and Anaha have utilized the required amount of nonrefundable buyer deposits towards construction costs. Approximately $60.5 million of unit closings were escrowed to fund the majority of the remaining construction costs. As of December 31, 2016, approximately $14.2 million of estimated costs in excess of project financing remained, of which $3.6 million represented cash received from escrow which had yet to be utilized for construction costs and approximately $10.6 million represented the costs associated with the build out of the final units.

(k)

Creekside Apartments financing is pending. We are currently seeking financing on this project. We expect to secure approximately $30.0 million of financing through a modification and extension of The Woodlands Master Credit Facility.

(l)	HHC 242 Self-Storage financing of $6.7 million was obtained in October 2015.
(m)	HHC 2978 Self-Storage financing of $6.4 million was obtained in January 2016.
(n)	Ke Kilohana began construction in October 2016, and the financing was secured in December 2016.
(o)	100 Fellowship Drive project financing is pending, and we expect to close on an approximate $51.4 million construction loan in second quarter 2017.
(p)	Construction began on Two Merriweather in third quarter 2016. We closed on a $33.2 million construction loan in October 2016.

Corporate and other items

The following table contains certain corporate related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below.

	Year Ended December 31,			2016-2015	2015-2014
(In thousands)	2016	2015	2014	Change	Change
General and administrative	$(86,588)	$(81,345)	$(73,569)	$(5,243)	$(7,776)
Corporate interest expense, net	(52,460)	(52,995)	(30,819)	535	(22,176)
Warrant liability (loss) gain	(24,410)	58,320	(60,520)	(82,730)	118,840
Gain on acquisition of joint venture partner's interest	27,088	—	—	27,088	—
(Loss) gain on disposal of operating assets	(1,117)	29,073	—	(30,190)	29,073
Increase in tax indemnity receivable	—	—	90	—	(90)
Loss on settlement of tax indemnity receivable	—	—	(74,095)	—	74,095
Corporate other income, net	6,241	1,409	27,098	4,832	(25,689)
Corporate depreciation and amortization	(6,496)	(6,042)	(4,583)	(454)	(1,459)
Total Corporate and other items	$(137,742)	$(51,580)	$(216,398)	$(86,162)	$164,818

General and administrative expenses for the year ended December 31, 2016 compared to the same period in 2015, are relatively flat. Decreases in 2016 in marketing, sales and other General and administrative costs were offset by increases in Salaries and insurance costs related to a larger headcount in 2016.

General and administrative expenses for the year ended December 31, 2015 increased compared to the same period in 2014. The increase is primarily due to $7.0 million of compensation costs related to increased headcount in the period versus 2014 headcount, $1.4 million of increased information technology costs due to system implementations and upgrades, $0.7 million of higher marketing and advertising costs and $0.5 million of higher travel costs. These increases are partially offset by a $2.0 million decrease in amortization of non-cash stock based compensation because we are capitalizing a greater portion of this cost into our developments based on overall development activity.

Warrant liability loss increased $82.7 million for the year ended December 31, 2016 compared to the same period in 2015 due to changes in our stock price.

We realized a gain of $27.1 million for the year ended December 31, 2016 compared to the same period in 2015 related to the acquisition of our Millennium Six Pines Apartments (formerly known as Millennium Woodlands Phase II, LLC) joint venture partner’s interest. In accordance with ASC 805, we remeasured to fair value our equity interest held in the joint venture as of the July 20, 2016 acquisition date.

We also realized a gain of $29.1 million in the year ended December 31, 2015 relating to the September 2015 sale of The Club at Carlton Woods for net cash proceeds of $25.1 million and purchaser’s assumption of net liabilities of $4.0 million.

The loss on settlement of tax indemnity receivable for the year ended December 31, 2014 is due to HHC and GGP agreeing to a settlement of the tax indemnity agreement on December 12, 2014.

The Corporate other income, net for the year ended December 31, 2016 is due to $6.2 million of insurance proceeds received related to flood damage at South Street Seaport as a result of Superstorm Sandy in fourth quarter 2012.

The following table represents our capitalized internal costs by segment for the years ended December 31, 2016, 2015 and 2014:

	Capitalized Internal Costs			Capitalized Internal Costs Related to Compensation Costs
	Year Ended December 31,			Year Ended December 31,
(In millions)	2016	2015	2014	2016	2015	2014
MPC segment	$9.7	$9.5	$7.1	$7.6	$7.3	$4.5
Operating Assets segment	8.1	10.1	9.3	6.1	7.5	7.5
Strategic Developments segment	21.4	19.8	15.1	16.4	15.1	12.1
Total	$39.2	$39.4	$31.5	$30.1	$29.9	$24.1

Capitalized internal costs (which include compensation costs) for the year ended December 31, 2016 increased at our Strategic Developments and MPC segments compared to 2015, primarily due to higher staff allocations as a result of more development activity within the segments. As projects continue to begin construction, internal costs will continue to be capitalized within these segments. Capitalized internal costs decreased for the year ended December 31, 2016 in our Operating Assets segment compared to 2015, primarily due to lower staff allocations with respect to our properties undergoing redevelopment

Capitalized internal costs (which include compensation costs) for the year ended December 31, 2015, increased among all of our segments compared to 2014, primarily due to higher staff allocations as a result of more development/redevelopment in all three segments.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our MPC segment, cash generated from our operating assets and sales of properties, condominium closings, deposits from condominium sales (which are restricted to funding construction of the related developments), and first mortgage financings secured by our assets and the corporate bond markets. Additionally, sales of certain assets where we deem such a sale to be the best strategic option may provide significant proceeds to our operating or investing activities. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. We believe that our sources of cash, including existing cash on hand will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and redevelopment opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding, if and when pursued. Any additional funding would be raised with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time. We cannot provide assurance that financing will be on favorable terms or occur at all, which could have an impact on our liquidity and capital resources. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our projects. We also provided a completion guarantee to the City of New York for the Pier 17 Renovation Project.

Total outstanding debt was $2.7 billion as of December 31, 2016. Please refer to Note 8 – Mortgages, Notes and Loans Payable to our Consolidated Financial Statements for a table showing our debt maturity dates. Certain mortgages may require paydowns in order to exercise contractual extension terms. Our proportionate share of the debt of our Real Estate Affiliates, which is non-recourse to us, totaled $55.5 million.

The following table summarizes our net debt on a segment basis as of December 31, 2016. Net debt is defined as  mortgages, notes and loans payable, including our ownership share of debt of our Real Estate and Other Affiliates, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID and MUD receivables. Although net debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

(In thousands) Segment Basis (a)	Master Planned Communities		Operating Assets		Strategic Developments		Segment Totals	Non- Segment Amounts	Total December 31, 2016
Mortgages, notes and loans payable	$255,438		$1,552,697	(c)	$189,858		$1,997,993	$748,235	$2,746,228
Less: cash and cash equivalents	(108,896)	(b)	(86,009)	(d)	(15,274)	(e)	(210,179)	(518,891)	(729,070)
Special Improvement District receivables	(61,603)		—		—		(61,603)	—	(61,603)
Municipal Utility District receivables	(150,385)		—		—		(150,385)	—	(150,385)
Net Debt	$(65,446)		$1,466,688		$174,584		$1,575,826	$229,344	$1,805,170

(a)	Please refer to Note 17 - Segments in our Consolidated Financial Statements.
(b)	Includes MPC cash and cash equivalents, including $53.1 million of cash related to The Summit joint venture.
(c)

Includes our $55.5 million proportionate share of debt of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, 33 Peck Slip, Constellation and Las Vegas 51s).

(d)

Includes our $6.5 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, Stewart Title of Montgomery County, TX, 33 Peck Slip, Constellation and Las Vegas 51s).

(e)

Includes our $3.9 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Strategic Developments segment (KR Holdings, LLC, HHMK Development, LLC, Circle T Ranch and Power Center and m.flats/TEN.M).

Cash Flows

Operating Activities

The cash flows and earnings generated from each business segment’s activities will likely vary significantly from year to year given the changing nature of our development focus. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2016. Operating cash continued to be utilized in 2016 to fund ongoing development expenditures in our Strategic Developments and MPC segments, consistent with prior years.

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

Net cash provided by operating activities was $58.9 million for the year ended December 31, 2016 compared to net cash used in operating activities of $23.9 million for the year ended December 31, 2015.

The $35.0 million net increase in cash from operating activities in 2016 was primarily related to the following:

Increases in operating cash flow:

•	Release of condominium buyer deposits from escrow of $171.0 million;
•	Decreased MPC expenditures and land acquisitions of $54.6 million compared to 2015;
•	Increase in cash dividends from Equity in Earnings from Real Estate and Other Affiliates of $32.6 million;
•	NOI contribution of $19.0 million primarily from property openings and acquisitions in 2015;
•	Received insurance proceeds from Superstorm Sandy of $3.1 million (an additional $3.1 million is reported as investing activity);
•	Increased MUD collections of $5.0 million; and
•	Other miscellaneous items of $1.6 million.

Decreases in operating cash flow:

•	Greater condominium expenditures of $139.4 million;
•	Absence in 2016 of the ExxonMobil tenant improvements of $46.4 million;
•	Absence in 2016 of notes receivable collections of $25.5 million primarily from a builder;
•	Decreased MPC Land sales of $19.9 million;
•	Increase in income taxes paid of $7.9 million;
•	Increase in interest payments of $7.3 million due to a higher debt balance; and

•	Lower builder price participation revenues of $5.5 million.

The $82.2 million net increase in cash in 2015 was primarily related to the following:

Increases in operating cash flow:

•	Release of condominium buyer deposits from escrow of $177.7 million;
•	Decreased MPC land acquisitions of $93.6 million compared to 2014;
•	Decreased leasing costs of $24.9 million primarily from the opening at Downtown Summerlin;
•	NOI contribution of $45.6 million primarily from property openings and acquisitions in 2014;
•	Deferred rental income payments of $46.4 million from ExxonMobil;
•	Note repayment from a homebuilder at Summerlin of $20.2 million;
•	Greater builder price participation collections of $5.9 million; and
•	The net $65.3 million cash impact in 2014 of the Tax Indemnity Settlement and payment to the IRS which reduced 2014 operating cash flow.

Decreases in operating cash flow:

•	Greater Condominium and MPC expenditures of $171.6 million;
•	Decreased MPC Land sales of $136.3 million;
•	Decreased MUD collections of $31.1 million;
•	Distributions from ONE Ala Moana joint venture in 2014 of $28.1 million;
•	Absence in 2015 of the collection of $27.9 million of insurance proceeds from Superstorm Sandy received in 2014, of which $15.0 million was included in operating activities;
•	Higher interest payments of $14.1 million due to a higher debt balance; and
•	Other miscellaneous items of $1.2 million.

Investing Activities

Net cash used in investing activities was $38.6 million, $575.6 million, and $746.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Cash used for property developments expenditures and operating property improvements, was $436.8 million, $602.4 million, and $773.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decreased development expenditures in 2016 compared to 2015 relate primarily to lower development spending as compared to the prior year on construction of Downtown Summerlin, One Lakes Edge, Three Hughes Landing, 1725-35 Hughes Landing Boulevard, The Westin at The Woodlands, Embassy Suites at Hughes Landing and others. The development expenditures were offset by cash provided by investing activities for the year ended December 31, 2016 relating to the sale of the 80 South Street Assemblage, which generated cash proceeds of $378.3 million.

The decreased development expenditures in 2015 compared to 2014 relate primarily to lower development spending as compared to the prior year on construction of South Street Seaport, 3831 Technology Forest Drive, One Lakes Edge, Two Hughes Landing, Three Hughes Landing, 1725-35 Hughes Landing Boulevard, The Westin at The Woodlands, Embassy Suites at Hughes Landing and others. The development expenditures were offset by cash provided by investing activities for the year ended December 31, 2015 relating to the sale of The Club at Carlton Woods, which generated cash proceeds of $25.1 million.

Financing Activities

Net cash provided by financing activities was $199.9 million for the year ended December 31, 2016. The net proceeds from new loan borrowings and refinancing activities were slightly offset by scheduled amortization payments on our debt and were used to partially fund development activity at our condominium and other development projects. In 2016, cash provided by financing activities included loan proceeds of $535.5 million from new borrowings or refinancings of existing debt primarily relating to Millennium Six Pines, Anaha, Waiea, Hughes Landing Retail, One Merriweather and Bridgeland MPC.

In 2015, cash provided by financing activities included loan proceeds of $583.8 million from new borrowings or refinancings of existing debt relating to Bridgeland and The Woodlands MPCs, The Woodlands Resort & Conference Center, Two Hughes

Landing, 10-60 Columbia Corporate Center, 1725-1735 Hughes Landing Boulevard, Embassy Suites at Hughes Landing, The Westin at The Woodlands, Hughes Landing Retail, One Lakes Edge and 3831 Technology Forest. Additionally, we issued $54 million in SID bonds to benefit our Summerlin MPC, of which $39.2 million was held in escrow as of December 31, 2015.

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

Principal payments on mortgages, notes and loans payable were $333.3 million, $103.8 million and $120.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments as of December 31, 2016:

(In thousands)	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years	Total
Mortgages, notes and loans payable (a)	$66,539	$976,804	$910,727	$754,390	$2,708,460
Interest payments (b)	126,226	237,010	170,264	105,793	639,293
Ground lease and other leasing commitments	9,885	16,094	15,283	298,881	340,143
Total	$202,650	$1,229,908	$1,096,274	$1,159,064	$3,687,896

(a)	Based on final maturity, inclusive of extension options.
(b)	Interest is based on the borrowings that are presently outstanding and current floating interest rates.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $8.4 million, $9.1 million and $7.3 million for 2016, 2015 and 2014, respectively. The amortization of above and below-market ground leases and straight-line rents included in the contractual rent amount were not significant.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $125.1 million as of December 31, 2016.

Seasonality

Generally, revenues from our MPC, Operating Assets, and Strategic Developments segments are not subject to seasonal variations, except for hospitality assets; however, minimum rental revenues for certain retail tenants are subject to overage rent terms, which are based on tenant sales. These retail tenants are generally subject to seasonal variations, with a significant portion of their sales and earnings occurring during the last two months of the year. As such, our rental income is typically higher in the fourth quarter of each year. Hospitality revenues are subject to seasonal fluctuations in business travel for some of our hotel properties and seasonal fluctuations in resort and corporate business for our conference center and resort property.

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

The fair-value of tangible assets of an acquired property (which includes land, buildings and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the fair-value of these assets. The “as-if-vacant” values are derived from several sources which primarily include a discounted cash flow analysis using discount and capitalization rates based on recent comparable market transactions, where available.

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

Deferred Taxes and Tax Contingencies

Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates currently in effect. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards.

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

Capitalization of Development and Leasing Costs

We capitalize costs related to our development and leasing activities. Development costs, like planning, engineering, design and construction that are directly related to a development project are capitalized. Capitalization commences when the development activities begin and ceases when a project is completed, put on hold or we decide to not move forward with a project. Capitalized costs related to a project where we have determined not to move forward are expensed. Additionally, certain internal costs like payroll are capitalized and allocated to projects based on the amount of time employees spend on a project. We also capitalize real estate taxes and allocated interest costs associated with development once construction commences. Leasing costs like commissions and tenant improvements are capitalized and amortized over the life of the lease or average life of a group of leases if appropriate. We do not capitalize internal leasing costs.

Impairments

We evaluate our real estate assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment indicators for our MPC segment are assessed separately for each community and in certain circumstances, regions or projects within the community, and include, but are not limited to, significant decreases in sales pace and decreasing average selling prices. We also monitor local economic conditions and other factors that may reduce demand expectations. Impairment indicators for development costs incurred during the beginning stages of a potential development and developments in progress are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and feasibility. Impairment indicators for our Operating Assets segment are assessed separately for each property and include, but are not limited to, significant decreases in net operating income, significant decreases in occupancy or low occupancy and significant net operating losses. Impairment indicators for our Strategic Developments segment are assessed separately for each property and include, but are not limited to, significant decreases in comparable property sale prices.

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

Significant assumptions used in the estimation of future undiscounted cash flow include, for the master planned communities, estimates of future lot sales, costs to complete and sales pace, and for properties in our Operating Assets segment and Strategic Developments segment, future market rents, renewals and capital expenditures. Historical experience in such matters and future economic projections were used to establish these assumptions. These significant assumptions are estimates and are subject to uncertainty. Actual results could differ from these estimates. We may also use other inputs such as appraisals and recent transactions for comparable properties, if appropriate. Book value for assets that have been recently impaired from an accounting perspective may more likely reflect market value than book values of assets that have not been impaired; consequently, unimpaired assets may be expected to generate above or below market returns relative to their respective book values. The lower book basis resulting from an impairment charge increases reported profitability from the asset in future periods but has no impact on cash flow.

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

For the years ended December 31, 2016, 2015 and 2014, we evaluated whether impairment indicators existed at all of our assets. In most instances, we concluded no impairment indicators were present. For the year ended December 31, 2016, we recognized a $35.7 million impairment charge for Park West during the third quarter 2016 due to a change in strategy and reduction of the anticipated holding period. For the years ended December 31, 2015 and 2014, we concluded that there were no impairments. Refer to Note 6 – Impairment in our Consolidated Financial Statements for additional information.

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

When developed residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs benefiting the property sold through completion. In accordance with ASC 970-360-30-1, when developed land is sold, costs are allocated to each sold superpad or lot based upon the relative sales value. For purposes of allocating development costs, estimates of future revenues and development costs are re-evaluated throughout the year, with adjustments being allocated prospectively to the remaining parcels available for sale. For certain parcels of land, however, the specific identification method is used to determine the cost of sales, including acquired parcels that we do not intend to  develop or for which development was complete at the date of acquisition.

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

Recently Issued Accounting Pronouncements and Developments

Please refer to Note 1 - Summary of Significant Accounting Policies in our Consolidated Financial Statements for additional information about new accounting pronouncements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. We intend to manage a portion of our variable interest rate exposure by using interest rate swaps and caps. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due and would result in a higher cost of capital. As of December 31, 2016, we had $1.5 billion of variable rate debt outstanding of which $182.1 million has been swapped to a fixed-rate. Approximately $150.0 million of the $1.3 billion that has not been swapped to a fixed-rate is represented by the Master Credit Facility at The Woodlands and is subject to an interest rate cap having a $100.0 million notional amount to mitigate our exposure to rising interest rates. We also did not swap $119.4 million of the outstanding balance on the Ward Village financing to a fixed-rate because the loan is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. $714.5 million of variable rate debt relates to our projects under construction. As the properties are placed in service and become stabilized, the variable rate debt is generally refinanced with long-term fixed-rate debt. We also have $230.0 million in gross notional amounts of forward-starting interest rate swaps that become effective December 31, 2017 and an interest rate cap contract on our Ae`o financing.

As of December 31, 2016, annual interest costs would increase approximately $13.4 million for every 1.00% increase in floating interest rates. A portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) would be less than the total change, but we would incur higher cash payments. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 8 –  Mortgages, Notes and Loans Payable  and Note 13 –  Derivative Instruments and Hedging Activities in our Consolidated Financial Statements.

The following table summarizes principal cash flows on our debt obligations and related weighted-average interest rates by expected maturity dates as of December 31, 2016:

	Contractual Maturity Date
(In thousands)	2017	2018	2019	2020	2021		Thereafter	Total
Mortgages, notes and loans payable	$66,539	$126,541	$850,263	$121,626	$789,101		$754,390	$2,708,460
Weighted - average interest rate	4.72%	4.84%	5.37%	5.40%	5.42%	(a)	4.47%

(a)

The weighted average interest rate is calculated as interest expense for the year divided by an average of the beginning and ending year debt balance, except for the year 2021 due to maturity of the Senior Notes, in which case the average debt balance was calculated on a monthly basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is set forth beginning on page F-1. See “Item 15. – Exhibits, Financial Statement Schedule” below.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 Framework). Management concluded, based on its assessment, that The Howard Hughes Corporation’s internal control over financial reporting was effective as of December 31, 2016. Ernst & Young, LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

The Howard Hughes Corporation

We have audited The Howard Hughes Corporation’s (the Company) internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Howard Hughes Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Howard Hughes Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Howard Hughes Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2016 of The Howard Hughes Corporation and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, TX

February 23, 2017

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the relevant information included in our proxy statement for our 2017 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the relevant information included in our proxy statement for our 2017 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the relevant information included in our proxy statement for our 2017 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the relevant information included in our proxy statement for our 2017 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the relevant information included in our proxy statement for our 2017 Annual Meeting of Stockholders.

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

(b)	Exhibits.

Exhibit No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of the Howard Hughes Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 24, 2016)

3.2	Amendment No. 1 to the Amended and Restated Bylaws of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed May 24, 2016)

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on February 29, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012)

4.1

Section 382 Rights Agreement, dated as of February 27, 2012, by and between The Howard Hughes Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012)

4.2

Amendment No. 1, dated as of February 26, 2015, to the Section 382 Rights Agreement, dated as of February 27, 2012, by and between The Howard Hughes Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 3, 2015)

10.1

Form of indemnification agreement for directors and certain executive officers of The Howard Hughes Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.2

Warrant Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.3

Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.4

Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P., Blackstone Real Estate Partners VI L.P., Blackstone Real Estate Partners (AIV) VI L.P., Blackstone Real Estate Partners VI.F L.P., Blackstone Real Estate Partners VI.TE.1 L.P., Blackstone Real Estate Partners VI.TE.2 L.P., Blackstone Real Estate Holdings VI L.P., and Blackstone GGP Principal Transaction Partners L.P. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.5*+	Form of Restricted Stock Agreement for Nonemployee Directors under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan

10.6*+	Form of Restricted Stock Agreement for Executive Officers under the Howard Hughes Corporation Amended and Restated 2010 Incentive Plan

10.7*

Employment Agreement, dated as of November 22, 2010, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.8*

Amendment No.1 to Employment Agreement, dated as of August 17, 2012, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed November 9, 2012)

10.9*

Amendment No. 2 to Employment Agreement, dated as of December 17, 2013, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 17, 2013)

10.10*

Warrant Purchase Agreement, dated November 22, 2010, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.11*

Amendment No. 1 to the Warrant Purchase Agreement dated as of August 23, 2011, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed February 29, 2012)

10.12*

Employment Agreement, dated as of November 22, 2010, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.13*

Warrant Purchase Agreement, dated November 22, 2010, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 29, 2010)

10.14*

Employment Agreement, dated as of October 17, 2016, between the Howard Hughes Corporation and David R. O’Reilly (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 11, 2016)

10.15*

Warrant Purchase Agreement, dated October 6, 2016, between The Howard Hughes Corporation and David O’Reilly (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 11, 2016)

10.16*

Warrant Purchase Agreement, dated February 25, 2011, between The Howard Hughes Corporation and Andrew C. Richardson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 3, 2011)

10.17*

Employment Agreement, dated as of February 25, 2011, between The Howard Hughes Corporation and Andrew C. Richardson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed March 3, 2011)

10.18

Loan agreement dated as of September 29, 2011, by and among Victoria Ward, Limited along with certain Victoria Ward, Limited’s subsidiaries, as borrowers, Wells Fargo Bank, National Association, as Administrative Agent and lead lender, CIBC, First Hawaiian Bank, Bank of Hawaii and Central Pacific Bank, as lenders, and Wells Fargo Securities, L.L.C., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 4, 2011)

10.19

Loan Agreement dated as of July 15, 2014, by and among The Shops at Summerlin North, LP, The Shops at Summerlin South, LP, Wells Fargo Bank, National Association, as Administrative Agent and lead lender, U.S. Bank National Association, as Syndication Agent and a lender, the other lending institutions party thereto, and Wells Fargo Securities, L.L.C., as sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 16, 2014)

10.20

Loan Agreement dated as of November 6, 2014 by and among 1108 Auahi, LLC and 1118 Ala Moana, LLC and BREDS II Mortgage Corp. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed March 2, 2015)

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

*Management contract, compensatory plan or arrangement

+Filed herewith

Attached is Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (ii) the Consolidated Balance Sheets at December 31, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOWARD HUGHES CORPORATION

/s/ David R. Weinreb
David R. Weinreb
Chief Executive Officer	February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board and Director	February 23, 2017
William Ackman

/s/ David R. Weinreb	Director and Chief Executive Officer	February 23, 2017
David R. Weinreb	(Principal Executive Officer)

/s/ David R. O’Reilly	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2017
David O’Reilly

*	Director	February 23, 2017
Adam Flatto

*	Director	February 23, 2017
Jeffrey Furber

*	Director	February 23, 2017
Allen Model

*	Director	February 23, 2017
R. Scot Sellers

*	Director	February 23, 2017
Steven Shepsman

*	Director	February 23, 2017
Burton M. Tansky

*	Director	February 23, 2017
Mary Ann Tighe

*/s/ David R. Weinreb
David R. Weinreb
Attorney-in-fact

THE HOWARD HUGHES CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

The Howard Hughes Corporation

We have audited the accompanying consolidated balance sheets of The Howard Hughes Corporation (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Howard Hughes Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, TX
February 23, 2017

THE HOWARD HUGHES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2016	2015
Assets:
Investment in real estate:
Master Planned Community assets	$1,669,561	$1,642,842
Land	320,936	322,462
Buildings and equipment	2,027,363	1,772,401
Less: accumulated depreciation	(245,814)	(232,969)
Developments	961,980	1,036,927
Net property and equipment	4,734,026	4,541,663
Investment in Real Estate and Other Affiliates	76,376	57,811
Net investment in real estate	4,810,402	4,599,474
Cash and cash equivalents	665,510	445,301
Accounts receivable, net	9,883	9,962
Municipal Utility District receivables, net	150,385	139,946
Notes receivable, net	155	1,664
Deferred expenses, net	64,531	61,804
Prepaid expenses and other assets, net	666,516	463,431
Total assets	$6,367,382	$5,721,582

Liabilities:
Mortgages, notes and loans payable	$2,690,747	$2,443,962
Deferred tax liabilities	200,945	89,221
Warrant liabilities	332,170	307,760
Uncertain tax position liability	—	1,396
Accounts payable and accrued expenses	572,010	515,354
Total liabilities	3,795,872	3,357,693

Commitments and Contingencies (see Note 10)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 39,802,064 shares issued and 39,790,003 outstanding as of December 31, 2016 and 39,714,838 shares issued and outstanding as of December 31, 2015	398	398
Additional paid-in capital	2,853,269	2,847,823
Accumulated deficit	(277,912)	(480,215)
Accumulated other comprehensive loss	(6,786)	(7,889)
Treasury stock, at cost, 12,061 and 0 shares as of December 31, 2016 and December 31, 2015, respectively	(1,231)	—
Total stockholders' equity	2,567,738	2,360,117
Noncontrolling interests	3,772	3,772
Total equity	2,571,510	2,363,889
Total liabilities and equity	$6,367,382	$5,721,582

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014
Revenues:
Condominium rights and unit sales	$485,634	$305,284	$83,565
Master Planned Community land sales	215,318	187,399	325,099
Minimum rents	173,268	150,805	97,234
Builder price participation	21,386	26,846	20,908
Tenant recoveries	44,330	39,542	28,353
Hospitality revenues	62,252	45,374	37,921
Other land revenues	16,232	14,803	16,503
Other rental and property revenues	16,585	27,035	24,982
Total revenues	1,035,005	797,088	634,565

Expenses:
Condominium rights and unit cost of sales	319,325	191,606	49,995
Master Planned Community cost of sales	95,727	88,065	119,672
Master Planned Community operations	42,371	44,907	41,794
Other property operating costs	65,978	72,751	67,034
Rental property real estate taxes	26,847	24,138	17,407
Rental property maintenance costs	12,392	10,712	9,135
Hospitality operating costs	49,359	34,839	31,829
Provision for doubtful accounts	5,664	4,030	1,404
Demolition costs	2,212	3,297	6,734
Development-related marketing costs	22,184	25,466	22,783
General and administrative	86,588	81,345	73,569
Depreciation and amortization	95,864	98,997	55,958
Total expenses	824,511	680,153	497,314

Operating income before other items	210,494	116,935	137,251

Other:
Provision for impairment	(35,734)	—	—
Gain on sale of 80 South Street Assemblage	140,549	—	—
Other income, net	11,453	1,829	29,471
Total other	116,268	1,829	29,471

Operating income	326,762	118,764	166,722

Interest income	1,359	586	22,531
Interest expense	(65,724)	(59,744)	(38,624)
Warrant liability (loss) gain	(24,410)	58,320	(60,520)
Gain on acquisition of joint venture partner's interest	27,088	—	—
Increase in tax indemnity receivable	—	—	90
Loss on settlement of tax indemnity receivable	—	—	(74,095)
(Loss) gain on disposal of operating assets	(1,117)	29,073	—
Equity in earnings from Real Estate and Other Affiliates	56,818	3,721	23,336
Income (loss) before taxes	320,776	150,720	39,440
Provision for income taxes	(118,450)	(24,001)	(62,960)
Net income	202,326	126,719	(23,520)
Net income attributable to noncontrolling interests	(23)	—	(11)
Net income (loss) attributable to common stockholders	$202,303	$126,719	$(23,531)

Basic income (loss) per share:	$5.12	$3.21	$(0.60)

Diluted income (loss) per share:	$4.73	$1.60	$(0.60)

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net income (loss)	$202,326	$126,719	$(23,520)
Other comprehensive income (loss):
Interest rate swaps (a)	2,196	40	1,003
Capitalized swap interest expense (b)	(203)	(217)	(493)
Pension adjustment (c)	(890)	—	—
Other comprehensive income (loss)	1,103	(177)	510
Comprehensive income (loss)	203,429	126,542	(23,010)
Comprehensive income attributable to noncontrolling interests	(23)	—	(11)
Comprehensive income (loss) attributable to common stockholders	$203,406	$126,542	$(23,021)

(a)	Net of deferred tax expense of $1.3 million, $1.0 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
(b)	Net of deferred tax benefit of $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
(c)	Net of deferred tax benefit of $0.5 million, $0 and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Interests	Equity
Balance January 1, 2014	39,576,344	$396	$2,829,813	$(583,403)	$(8,222)	—	$—	$6,562	$2,245,146
Net income (loss)		—	—	(23,531)	—		—	11	(23,520)
Distribution to noncontrolling interest		—	—	—	—		—	(2,818)	(2,818)
Preferred dividend payment on behalf of subsidiary		—	—	—	—		—	(12)	(12)
Interest rate swaps, net of tax $184		—	—	—	1,003		—	—	1,003
Capitalized swap interest, net of tax $199		—	—	—	(493)		—	—	(493)
Stock plan activity	61,750	—	8,200	—	—		—	—	8,200
Balance, December 31, 2014	39,638,094	396	2,838,013	(606,934)	(7,712)	—	—	3,743	2,227,506
Net income (loss)		—	—	126,719	—		—	—	126,719
Adjustment to noncontrolling interest		—	—	—	—		—	29	29
Interest rate swaps, net of tax of $966		—	—	—	40		—	—	40
Capitalized swap interest, net of tax of $74		—	—	—	(217)		—	—	(217)
Stock plan activity	76,744	2	9,810	—	—		—	—	9,812
Balance, December 31, 2015	39,714,838	398	2,847,823	(480,215)	(7,889)	—	—	3,772	2,363,889
Net income (loss)		—	—	202,303	—		—	23	202,326
Preferred dividend payment on behalf of subsidiary		—	—	—	—		—	(23)	(23)
Interest rate swaps, net of tax of $1,345		—	—	—	2,196		—	—	2,196
Pension adjustment, net of tax of $543		—	—	—	(890)		—	—	(890)

Capitalized swap interest, net of tax of $109		—	—	—	(203)		—	—	(203)
Issuance of management warrants		—	1,000	—	—		—	—	1,000
Acquisition of noncontrolling partner's interest		—	(5,000)	—	—		—	—	(5,000)
Stock plan activity	87,226	—	9,446	—	—		—	—	9,446
Treasury stock activity		—	—	—	—	(12,061)	(1,231)	—	(1,231)
Balance, December 31, 2016	39,802,064	$398	$2,853,269	$(277,912)	$(6,786)	(12,061)	$(1,231)	$3,772	$2,571,510

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$202,326	$126,719	$(23,520)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	81,878	82,275	50,683
Amortization	13,986	16,722	5,275
Amortization of deferred financing costs	6,977	5,734	4,378
Amortization of intangibles other than in-place leases	(1,857)	462	668
Straight-line rent amortization	(7,401)	(4,985)	—
Deferred income taxes	113,698	21,152	65,010
Restricted stock and stock option amortization	6,707	7,284	8,200
Gain on disposition of assets	(139,432)	(29,073)	(2,373)
Gain on acquisition of partner's interest in Millennium Six Pines Apartments	(27,088)	—	—
Warrant liability loss (gain)	24,410	(58,320)	60,520
Equity in earnings from Real Estate and Other Affiliates, net of distributions	(19,329)	1,182	11,222
Provision for doubtful accounts	5,664	4,030	1,404
Master Planned Community land acquisitions	(94)	(7,293)	(100,913)
Master Planned Community development expenditures	(149,592)	(197,020)	(140,735)
Master Planned Community cost of sales	88,065	69,104	110,885
Condominium development expenditures	(330,720)	(191,313)	(75,990)
Condominium rights and unit cost of sales	319,325	191,606	49,995
Provision for impairment	35,734	—	—
Deferred rental income	—	46,366	—
Increase in tax indemnity receivable	—	—	(90)
Interest income related to tax indemnity	—	—	(21,510)
Loss on settlement of tax indemnity receivable	—	—	74,095
Proceeds received on settlement of tax indemnity receivable	—	—	138,000
Payment to IRS relating to tax court decision	—	—	(203,298)
Percentage of completion revenue recognition from sale of condominium rights and unit sales	(485,634)	(305,284)	(83,565)
Non-monetary consideration relating to land sale	—	—	(17,406)
Net changes:
Accounts and notes receivable	29,295	50,228	45,209
Prepaid expenses and other assets	2,763	(1,869)	(6,311)
Condominium deposits received	465,701	81,881	139,187
Deferred expenses	(8,911)	(11,743)	(36,641)
Accounts payable and accrued expenses	(46,322)	29,867	37,213
Condominium deposits held in escrow	(465,701)	(81,881)	(139,187)
Condominium deposits released from escrow	348,745	177,724	—
Other, net	(4,278)	375	(8,720)
Cash provided by (used in) operating activities	58,915	23,930	(58,315)

Cash Flows from Investing Activities:
Property and equipment expenditures	(9,662)	(15,439)	(8,521)
Operating property improvements	(20,247)	(8,409)	(6,299)
Property developments and redevelopments	(402,669)	(578,506)	(759,003)
Proceeds from grant to reimburse development costs	4,582	—	—
Proceeds from dispositions	410,917	25,139	11,953
Proceeds from insurance claims	3,107	—	12,901
Investment in KR Holdings, LLC	—	9,121	9,386
Acquisition of partner's interest in Millennium Six Pines Apartments (net of cash acquired)	(3,105)	—	—
Acquisition of partner's interest	—	—	(21,555)
Acquisition of One Mall North	(22,375)	—	—
Distributions from Real Estate and Other Affiliates	16,550	—	—
Note issued to Real Estate Affiliate	(25,000)	—	—
Proceeds from repayment of note to Real Estate Affiliate	25,000	—
Investments in Real Estate and Other Affiliates, net	(11,056)	(2,171)	(6,248)
Change in restricted cash	(4,605)	(6,580)	20,930
Other	—	1,277	—
Cash used in investing activities	(38,563)	(575,568)	(746,456)

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	535,505	583,822	597,553
Principal payments on mortgages, notes and loans payable	(333,302)	(103,808)	(120,182)
Preferred dividend payment on behalf of REIT subsidiary	—	—	(12)
Special Improvement District bond funds released from (held in) escrow	11,236	(39,241)	—
Deferred financing costs	(5,531)	(4,285)	(7,085)
Issuance of management warrants	1,000	—	—
Taxes paid on vested restricted stock	(1,231)	—	—
Stock options exercised	180	—	—
Acquisition of 1% partnership interest in GG Dr, LLC	(8,000)	—	—
Cash provided by financing activities	199,857	436,488	470,274

Net change in cash and cash equivalents	220,209	(115,150)	(334,497)
Cash and cash equivalents at beginning of period	445,301	560,451	894,948
Cash and cash equivalents at end of period	$665,510	$445,301	$560,451

Supplemental Disclosure of Cash Flow Information:
Interest paid	$123,687	$99,296	$84,497
Interest capitalized	64,344	47,221	46,513
Income taxes paid	11,191	3,318	204,898

Non-Cash Transactions:
Special Improvement District bond transfers associated with land sales	7,662	18,775	8,786
Property developments and redevelopments	—	2,530	38,567
Accrued interest on construction loan borrowing	4,386	2,863	4,785
MPC Land contributed to Real Estate Affiliates	—	15,234	—
Special Improvement District bond transfer to Real Estate Affiliate	—	(1,518)	—
Capitalized stock compensation	2,559	2,526	—
Distribution of land to noncontrolling interests	—	—	2,818
Acquisition of Millennium Six Pines Apartments
Land	(11,225)	—	—
Building	(54,492)	—	—
Other assets	(1,261)	—	—
Mortgages, notes and loans payable	37,700	—	—
Other liabilities	(913)	—	—
Merriweather Post Pavilion Donation
Developments	18,066	—	—
Prepaid and other assets	(10,597)	—	—
Mortgages, notes and loans payable	(2,834)	—	—
Other liabilities	(4,635)	—	—
Acquisition of 1701 Lake Robbins
Land	—	—	(1,663)
Building	—	—	(3,725)
Other assets	—	—	(848)
Mortgages, notes and loans payable	—	—	4,600
Other liabilities	—	—	152
Acquisition of 10-60 Columbia Corporate Center
Land	—	—	(23,404)
Building	—	—	(79,247)
Other assets	—	—	(28,997)
Other liabilities	—	—	1,648
Acquisition of 85 South Street
Building	—	—	(3,979)
Below market lease obligation	—	—	3,979

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The Howard Hughes Corporation’s (“HHC” or the “Company”) mission is to be the preeminent developer and operator of Master Planned Communities (MPCs) and mixed‑use properties. We specialize in the development of master planned communities, the development of residential condominiums, and the ownership, management and development or repositioning of real estate assets currently generating revenues, also called operating assets, as well as other strategic real estate opportunities in the form of entitled and unentitled land and other development rights, also called strategic developments. We are a Delaware corporation that was formed on July 1, 2010. Unless the context otherwise requires, references to “we,” “us” and “our” refer to HHC and its subsidiaries.

Management has evaluated all material events occurring subsequent to the date of the Consolidated Financial Statements up to the date and time this Annual Report is filed and concluded there were no events or transactions occurring during this period that required recognition or disclosure in the financial statements other than mentioned herein.

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), with all intercompany balances eliminated. The presentation includes the accounts of the Company, and those entities in which we have a controlling financial interest. The Company also consolidates certain variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810 Consolidation (“ASC 810”). The outside equity interests in certain entities controlled by the Company are reflected in the consolidated financial statements as a noncontrolling interest.

We have reclassified straight-line rent receivables of $31.5 million and $22.2 million from Accounts receivable to Prepaid expenses and other assets, net as of December 31, 2016 and 2015, respectively.

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

Segments

Segment information is prepared on the same basis that management reviews information for operational decision-making purposes. Management evaluates the performance of each of our real estate assets or investments individually and aggregates such properties into segments based on their economic characteristics and types of revenue streams. We operate in three business segments:  (i) MPCs; (ii) Operating Assets; and (iii) Strategic Developments.

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

From time to time, we may reassess the development strategies for certain buildings and improvements which results in changes to our estimate of their remaining useful lives. As a result, we recognized an additional $1.0 million, or $0.02 per diluted share, $17.1 million, or $0.40 per diluted share, and $10.8 million, or $0.27 per diluted share, in depreciation expense during the years ended December 31, 2016, 2015 and 2014, respectively, due to the change in useful lives of these buildings and improvements. Fewer assets had a reduction in useful lives, resulting in less accelerated depreciation expense in the year ended December 31, 2016 compared to 2015. The increased depreciation expense for the year ended December 31, 2015 compared to December 31, 2014 was caused by development plans which included the demolition of certain pre-existing buildings and improvements, thereby resulting in a reduction to their useful lives.

Developments

Development costs, which primarily include direct costs related to placing the asset in service associated with specific development properties, are capitalized as part of the property being developed.

Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized before they are placed into service. Costs include direct material, labor and subcontract costs. Real estate taxes, utilities, legal and professional fees, interest, insurance costs and certain employee costs incurred during construction periods are also capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Demolition costs associated with these redevelopments are expensed as incurred. Once the assets are placed into service, they are depreciated in accordance with our policy. In the event that management no longer has the ability or intent to complete a development, the costs previously capitalized are evaluated for impairment.

Our Developments consist of the following categories:

	December 31,
(In thousands)	2016	2015
Land and improvements	$188,544	$182,843
Development costs	567,650	728,984
Condominium projects	205,786	125,100
Total Developments	$961,980	$1,036,927

Investment in Real Estate and Other Affiliates

In the ordinary course of business, we enter into partnerships or joint ventures primarily for the development and operation of real estate assets which are referred to as “Real Estate and Other Affiliates”. These partnerships or joint ventures are typically characterized by a non‑controlling ownership interest with decision making and distribution of expected gains and losses being

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generally proportionate to the ownership interest. We evaluate these partnerships and joint ventures for consolidation in accordance with ASC 810.

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

Under the equity method, the cost of our investment is adjusted for our share of the equity in earnings or losses of such Real Estate Affiliates from the date of investment and reduced by distributions received. Generally, the operating agreements with respect to our Real Estate and Other Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages. We generally also share in the profit and losses, cash flows and other matters relating to our Real Estate Affiliates in accordance with our respective ownership percentages. For certain equity method investments, when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, we consider ASC 970 and apply the Hypothetical Liquidation Book Value (“HLBV”) method. Under this method, we recognize income or loss based on the change in our underlying share of the venture’s net assets on a hypothetical liquidation basis as of the reporting date.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment

We review our real estate assets (including those held by our Real Estate and Other Affiliates), operating assets, land held for development and sale, and developments for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. GAAP related to the impairment or disposal of long‑lived assets requires that if impairment indicators exist and that expected undiscounted cash flows generated by the asset are less than its carrying amount, an impairment provision should be recorded to write-down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below market rate of return.

Impairment indicators for our assets or projects within our MPC segment are assessed separately and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future sales. MPC assets have extended life cycles that may last 20 to 40 years, or longer, and have few long‑term contractual cash flows. Further, MPC assets generally have minimal to no residual values because of their liquidating characteristics. MPC development periods often occur through several economic cycles. Subjective factors such as the expected timing of property development and sales, optimal development density and sales strategy impact the timing and amount of expected future cash flows and fair value.

Impairment indicators for our Operating Assets segment are assessed separately for each property and include, but are not limited to, significant decreases in net operating income, significant decreases in occupancy, ongoing low occupancy and significant net operating losses.

Impairment indicators for development costs in our Strategic Developments segment are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors, significant decreases in comparable property sale prices and feasibility.

The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy, pricing, development costs, sales pace and capitalization rates, and estimated holding periods for the applicable assets. Although the estimated fair value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount is not expected to be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary, the excess of the carrying amount of the asset over its estimated fair value is expensed to operations. In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset or, for MPCs, is expensed as a cost of sales when land is sold. Assets that have been impaired will in the future have lower depreciation and cost of sale expenses. The impairment will have no impact on cash flow.

With respect to our Investment in Real Estate and Other Affiliates, a series of operating losses of an underlying asset or other factors may indicate that a decrease in value has occurred which is other‑than‑temporary. The investment in each Real Estate

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition and Related Matters

Condominium Rights and Unit Sales

Revenue recognition for contracted individual units in a condominium project are accounted for under the percentage of completion method when the following criteria are met: (a) construction is beyond a preliminary stage; (b) buyer is unable to require a refund of its deposit, except for non‑delivery of the unit; (c) sufficient units are sold to assure that it will not revert to a rental property; (d) sales prices are collectible; and (e) aggregate sales proceeds and costs can be reasonably estimated. Those units that do not meet the criteria use the full accrual method or deposit method which defers revenue recognition until the unit is closed. Revenue related to condominium sales will change when the new revenue recognition standard is adopted. See Recently Issued Accounting Pronouncements below.

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

When developed residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs benefiting the property sold through completion. In accordance with ASC 970, when developed land is sold, costs are allocated to each sold superpad or lot based upon the relative sales value of each superpad or lot. For purposes of allocating development costs, estimates of future revenues and development costs are re-evaluated throughout the year, with adjustments being allocated prospectively to the remaining parcels available for sale. For certain parcels of land, however, the specific identification method is used to determine the cost of sales, including acquired parcels that we do not intend to develop or for which development was complete at the date of acquisition.

Rental Revenue

Revenue associated with our operating assets includes minimum rent, percentage rent in lieu of fixed minimum rent, tenant recoveries and overage rent.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability is reasonably assured and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues also include amortization related to above and below‑market tenant leases on acquired properties.

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

Other Income

Other income for the year ended December 31, 2016 primarily relates to a $6.2 million gain on insurance recoveries related to casualty losses at South Street Seaport from Superstorm Sandy and $2.8 million related to our participation interest in the golf courses at TPC Summerlin and TPC Las Vegas.

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

Marketing and Advertising

Our Strategic Development, Operating Assets and MPC segments incur various marketing and advertising costs as part of their development, branding, leasing or sales initiatives. These costs include special events, broadcasts, direct mail and online digital and social media programs, and they are expensed as incurred.

Accounts Receivable

Accounts receivable includes tenant rents, tenant recoveries and other receivables.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in allowance for doubtful accounts against our accounts receivables:

(In thousands)	2016	2015	2014
Balance as of January 1	$4,406	$7,619	$7,390
Provision for doubtful accounts	5,664	4,030	1,404
Write-offs	(2,271)	(7,243)	(1,175)
Balance as of December 31,	$7,799	$4,406	$7,619

The increase in the provision for the years ended December 31, 2016 and 2015 are consistent with the growth of the Operating Assets portfolio and increase in the number of tenants. The significant decrease in write-offs in the allowance for doubtful accounts in the year ended December 31, 2016 relates primarily to the recovery of uncollectible receivables from a tenant at an operating property that vacated its space. The significant increase in write-offs in the allowance for doubtful accounts in the year ended December 31, 2015 as compared to 2014 relates to uncollectible receivables from a tenant at an operating property that vacated its space.

Municipal Utility District Receivables

In Houston, Texas, certain development costs are reimbursable through the creation of Municipal Utility Districts (“MUDs”, also known as Water Control and Improvement Districts), which are separate political subdivisions authorized by Article 16, Section 59 of the Texas Constitution and governed by the Texas Commission on Environmental Quality (“TCEQ”). MUDs are formed to provide municipal water, waste water, drainage services, recreational facilities and roads to those areas where they are currently unavailable through the regular city services. Typically, the developer advances funds for the creation of the facilities, which must be designed, bid and constructed in accordance with the City of Houston’s and TCEQ requirements.

The developer initiates the MUD process by filing the applications for the formation of the MUD, and once the applications have been approved, a Board of Directors is elected for the MUD and given the authority to issue ad valorem tax bonds and the authority to tax residents. The MUD Board authorizes and approves all MUD development contracts and pay requests. MUD bond sale proceeds are used to reimburse the developer for its construction costs, including interest. MUD taxes are used to pay the debt service on the bonds and the operating expenses of the MUD. The Company estimates the costs it believes will be eligible for reimbursement as MUD receivables. Our MUD receivables are pledged as security to creditors under the debt facilities relating to our Bridgeland and The Woodlands MPCs. MUD receivables are shown net of an allowance of $0.9 million for the years ended December 31, 2016 and 2015, in the accompanying Consolidated Balance Sheets.

Notes Receivable

Notes receivable at December 31, 2016 include amounts due from homebuilders primarily at our Summerlin MPC. Our Summerlin MPC Community also held a $20.2 million note from a national homebuilder relating to a 2014 land sale bearing interest at 0.39%, which matured in November 2015, at which time payment was received in full.

Prepaid Expenses and Other Assets, net

The major components of Prepaid expenses and other assets, net include condominium receivables and condominium deposits (as discussed above in Revenue Recognition and Related Matters), Special Improvement District (“SID”) receivables and Straight-line rent receivables.

SID receivables are amounts due from SID bonds related to our MPCs. Proceeds from SID bonds are held in escrow by a third-party and are used to reimburse us for a portion of the development costs incurred in our Summerlin MPC. SID receivables are $61.6 million and $72.6 million as of December 31, 2016 and 2015, respectively.

Income Taxes

Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In our MPCs, gains with respect to land sales, whether for commercial use or for single family residences, are reported for tax purposes either on the modified accrual method or on the percentage-of-completion method. Under the percentage-of-completion method, a gain is recognized for tax purposes as costs are incurred in satisfaction of contractual obligations. The method used for determining the percentage complete for income tax purposes is different than that used for financial statement purposes.

Deferred Expenses

Deferred expenses consist principally of leasing costs. Deferred leasing costs are amortized to amortization expense using the straight‑line method over periods that approximate the related lease terms. Deferred expenses are shown net of accumulated amortization of $14.1 million and $10.8 million as of December 31, 2016 and 2015, respectively.

Deferred financing fees are amortized to interest expense over the terms of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

On December 31, 2015 we adopted ASU 2015-03 which required debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The adoption of this ASU, which required a retrospective application for all reported periods, only impacted the presentation of deferred financing costs previously included in Deferred expenses. Mortgages, Notes and Loans Payable are presented net of Deferred financing costs for all balance sheet dates.

Stock Plans

We apply the provisions of ASC 718 Stock Compensation (“ASC 718”) in our accounting and reporting for stock‑based compensation. ASC 718 requires all share‑based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. All unvested options outstanding under our option plans have grant prices equal to the market price of the Company’s stock on the dates of grant. Compensation cost for restricted stock is determined based on fair market value of the Company’s stock at the date of grant.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-1, “Business Combinations (Topic 805), Clarifying the Definition of a Business”. The standard provides criteria to determine when an integrated set of assets and activities is not a business. The criteria requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. However, to be considered a business, the set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. The new standard must be adopted prospectively with early adoption permitted. We do not expect the adoption of this ASU to  have a material impact on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows - Restricted Cash”, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equivalents in the statement of cash flow. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. We are currently evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The standard requires reporting entities to evaluate whether they should consolidate a variable interest entity (“VIE”) in certain situations involving entities under common control. Specifically, the standard changes the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. The new standard must be adopted retrospectively. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of this ASU to  have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The standard amends several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance will require entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2016 with early adoption permitted. We will adopt ASU 2016-09 during the first quarter of 2017. In addition to implementing the income tax guidance and cash flow classification changes, we anticipate making the policy election to account for forfeitures as they occur, and do not anticipate the adoption to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02, codified in Accounting Standards Codification (“ASC”) 842. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The new Leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of January 1, 2016, and there was no impact on our consolidated financial statements.

In May 2014, the FASB and International Accounting Standards Board (“IASB”) issued ASU 2014-09 “Revenues from Contracts with Customers (Topic 606).” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted. Entities have the option of using either a full retrospective or a modified approach. We have concluded that after adoption we will not be able to recognize revenue for condominium projects on a percentage of completion basis, and generally revenue will be recognized when the units close and the title has transferred to the buyer. Additionally, we have elected to implement the full retrospective approach of adoption. We are continuing to evaluate the new guidance to determine any other impacts on our consolidated financial statements.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information related to our EPS calculations is summarized as follows:

	Year ended December 31,
(In thousands, except per share amounts)	2016	2015	2014
Basic EPS:
Numerator:
Net income (loss)	$202,326	$126,719	$(23,520)
Net income attributable to noncontrolling interests	(23)	—	(11)
Net income (loss) attributable to common stockholders	$202,303	$126,719	$(23,531)

Denominator:
Weighted average basic common shares outstanding	39,492	39,470	39,464

Diluted EPS:
Numerator:
Net income (loss) attributable to common stockholders	$202,303	$126,719	$(23,531)
Less: Warrant liability gain	—	(58,320)	—
Adjusted net income (loss) attributable to common stockholders	$202,303	$68,399	$(23,531)

Denominator:
Weighted average basic common shares outstanding	39,492	39,470	39,464
Restricted stock and stock options	343	411	—
Warrants	2,894	2,873	—
Weighted average diluted common shares outstanding	42,729	42,754	39,464

Basic income (loss) per share:	$5.12	$3.21	$(0.60)

Diluted income (loss) per share:	$4.73	$1.60	$(0.60)

The diluted EPS computation as of December 31, 2016 excludes 379,500 stock options because their inclusion would have been anti‑dilutive. The diluted EPS computation as of December 31, 2016 excludes 130,286 shares of restricted stock because market conditions have not been met.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2016, the estimated $123.5 million fair value for the Sponsor Warrants representing warrants to purchase 1,916,667 shares and the estimated $208.7 million fair value for the Management Warrants representing warrants to purchase 2,862,687 shares were recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsor Warrants and Management Warrants were $123.1 million and $184.7 million, respectively, as of December 31, 2015. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 7 – Fair Value of Financial Instruments. Decreases and increases in the fair value of the Sponsor Warrants and the Management Warrants are recognized as warrant liability gains or losses, respectively, in the Consolidated Statements of Operations.

On October 7, 2016, we entered into a management warrant agreement with our new Chief Financial Officer, David R. O’Reilly, prior to his appointment to the position. This warrant represents 50,125 underlying shares with an exercise price of $112.08 per share and was issued at fair value in exchange for $1.0 million in cash.

All Management Warrants issued to Grant Herlitz were exercised in early January 2017, resulting in the net issuance of 202,579 shares in accordance with the warrant provisions, and none remain outstanding.

NOTE 4  ACQUISITIONS AND DISPOSITIONS

On January 18, 2017, we closed on a land sale of approximately 36 acres of our 100 acre property, The Outlet Collection at Elk Grove, for gross sales proceeds of $36.0 million, resulting in a pretax gain of $32.2 million. We plan to develop the remaining 64 acres. Commencement of construction is dependent on meeting internal pre-leasing and financing requirements for the project.

On January 6, 2017, we acquired the 11.4-acre Macy’s store and parking lot at Landmark Mall in Alexandria, VA, for $22.2 million. The Macy’s parcel is adjacent to the Landmark Mall, which we own and operate, and is located approximately nine miles from Washington, D.C. We plan to transform the mall and Macy’s parcel into an open-air, mixed-use community with retail, residential and entertainment components.

On December 29, 2016, we sold Park West, a non-core 249,177 square foot open-air shopping, dining and entertainment destination in Peoria, Arizona for net cash proceeds of $32.5 million, resulting in a loss of $1.1 million, net of transaction costs. This loss is in addition to an impairment charge recorded in the third quarter 2016 to adjust the asset to fair value in anticipation of its sale (also see Note 6 – Impairment). As this asset was unleveraged, the sale will allow us to redeploy the net cash proceeds into acquisitions or our existing developments.

On December 20, 2016, we acquired the American City Building for $13.5 million. We are currently formulating plans for the property.

On December 19, 2016, we acquired One Mall North, a 97,500 square foot, 100% leased office building in Columbia, Maryland, for $22.2 million. The office building parcel and surface parking total 5.37 acres.

On July 20, 2016, we acquired our joint venture partner’s 18.57% interest in the 314-unit Millennium Six Pines Apartments (formerly known as Millennium Woodlands Phase II, LLC) for $4.0 million resulting in the dissolution of the joint venture and consolidation of the asset in our financial statements. Simultaneously with the buyout, we replaced the joint venture’s existing $37.7 million construction loan with a $42.5 million fixed rate loan at 3.39% maturing August 1, 2028. Total assets of $67.9 million and liabilities of $42.7 million, including the fixed rate loan noted above, were consolidated into our financial statements at fair value as of the acquisition date. In accordance with GAAP, we recognized a gain of $27.1 million in conjunction with this acquisition relating to the step-up to fair value of the assets acquired. Prior to the acquisition, we accounted

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for our investment in Millennium Six Pines Apartments under the equity method. We now own 100% of this Class A multi-family property located in The Woodlands Town Center. Included in the Consolidated Statements of Operations for the year ended December 31, 2016 are revenues of $2.7 million and a pre-tax net loss of $0.4 million since the acquisition date.

On June 1, 2016, the Circle T Ranch and Power Center joint venture sold approximately 72 acres to a subsidiary of Charles Schwab Corporation. Our financial results for the year ended December 31, 2016 reflect $10.5 million of pre-tax income on this transaction.

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

NOTE 5  REAL ESTATE AND OTHER AFFILIATES

Our investment in real estate and other affiliates which are reported on the equity and cost methods are as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
($ in thousands)	2016	2015	2016	2015	2016	2015	2014
Equity Method Investments
Master Planned Communities:
The Summit (a)	—%	—%	$32,653	$12,052	$43,501	$—	$—
Operating Assets:
Las Vegas 51s, LLC (b) (c)	50.00	50.00	11,062	11,050	12	152	(88)
Constellation (a) (b)	50.00	50.00	2,730	2,685	(54)	—	—
33 Peck Slip (Grandview SHG, LLC) (a)	35.00	—	8,243	—	106	—	—
The Metropolitan Downtown Columbia (d)	50.00	50.00	(1,064)	4,872	(800)	(13)	—
Millennium Six Pines Apartments (e)	100.00	81.43	—	—	44	(1,165)	(1,291)
Stewart Title of Montgomery County, TX	50.00	50.00	3,611	3,715	696	996	1,301
Woodlands Sarofim #1	20.00	20.00	2,683	2,588	182	166	175
Strategic Developments:
Circle T Ranch and Power Center (a)	50.00	50.00	4,956	9,128	10,497	—	—
HHMK Development	50.00	50.00	10	10	—	549	2,120
KR Holdings	50.00	50.00	707	689	18	1,289	19,470
m.flats/TEN.M (a)	50.00	50.00	6,379	7,070	—	—	—
			71,970	53,859	54,202	1,974	21,687
Cost method investments			4,406	3,952	2,616	1,747	1,649
Investment in Real Estate and Other Affiliates			$76,376	$57,811	$56,818	$3,721	$23,336

(a)	Please refer to the discussion below for a description of the joint venture ownership structure.
(b)	Equity method variable interest entity (“VIE”) as of December 31, 2016.
(c)	Formerly known as Summerlin Baseball Club, part of the Clark County Las Vegas Stadium LLC joint venture.
(d)	The Metropolitan Downtown Columbia was placed into service in first quarter 2015.
(e)

As of July 20, 2016, we acquired our joint venture partner’s interest in Millennium Six Pines Apartments (formerly known as Millennium Woodlands Phase II, LLC) and have fully consolidated the assets and liabilities of the entity. See Note 4 – Acquisitions and Dispositions for additional information regarding this transaction. The investment balance was in a $1.8 million deficit position and reported in Accounts payable and accrued expenses as of December 31, 2015.

We are not the primary beneficiary of any of the VIEs listed above because we do not have the power to direct activities that most significantly impact the economic performance of such joint ventures and, therefore, we report our interests on the equity method. Our maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs. The aggregate carrying value of the unconsolidated VIEs was $13.8 million and $21.5 million as of December 31, 2016

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 2015, respectively, and was classified as Investment in Real Estate and Other Affiliates, in the Consolidated Balance Sheets. As of December 31, 2016 and 2015, approximately $125.1 million and $109.6 million, respectively, of indebtedness was secured by the properties owned by our Real Estate and Other Affiliates of which our proportionate share was approximately $55.5 million and $64.8 million as of December 31, 2016 and 2015, respectively, based upon our economic ownership. All of this indebtedness is without recourse to us.

The Company is the primary beneficiary of one VIE which is consolidated in the financial statements. The creditors of the consolidated VIE do not have recourse to the Company. As of December 31, 2016, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.7 million and $1.4 million, respectively. As of December 31, 2015, the carrying values of the assets and liabilities associated with operations of the consolidated VIE were $21.5 million and $1.1 million, respectively. The assets of the VIE are restricted for use only by the particular VIE and are not available for our general operations.

Our recent significant investments in Real Estate Affiliates and the related accounting considerations are described below.

The Summit

During the first quarter 2015, we formed DLV/HHPI Summerlin, LLC (“The Summit”) in a joint venture with Discovery Land Company (“Discovery”), and we contributed land with a book basis of $13.4 million and transferred Special Improvement District (“SID”) bonds related to such land with a carrying value of $1.3 million to the joint venture at the agreed upon capital contribution value of $125.4 million (“Our Capital Contribution”), or $226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million of cash as their capital contribution and we have no further capital obligations. The gains on the contributed land will be recognized in Equity in earnings from Real Estate and Other Affiliates as the joint venture sells lots.

After receipt of Our Capital Contribution and a 5.0% preferred return, Discovery is entitled to cash distributions by the joint venture until it has received two times its equity contribution. Any further cash distributions are shared 50/50. Discovery is the manager on the project, and development began in second quarter 2015. As of December 31, 2016, the project has contracted for approximately $226.4 million in land sales, of which $184.9 million in lot closings were completed, resulting in Equity in earnings to us of $43.5 million. Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, our share of the venture’s income-producing activities will be recognized based on the HLBV method. Please refer to Note 1 – Summary of Significant Accounting Policies in our Consolidated Financial Statements for a description of the HLBV method.

The Summit had $151.3 million of assets, $116.5 million in liabilities and $34.8 million of equity as of December 31, 2016. For the year ended December 31, 2016, the Summit had revenues of $80.0 million (recognized on a percentage of completion basis), gross margin of $47.2 million and net income of $43.5 million.

33 Peck Slip

In January 2016, we entered into a joint venture, which purchased a hotel located at 33 Peck Slip in the Seaport District of New York. We advanced a bridge loan of $25.0 million at a 5.0% interest rate to the joint venture at closing to expedite the acquisition, which was repaid in full in June 2016. In second quarter 2016, upon completion of a refinancing of the property with a $36.0 million redevelopment loan, we made an additional capital contribution of $2.3 million. Our total investment in the joint venture is $8.2 million as of December 31, 2016. The 33 Peck Slip hotel was closed at the end of December 2016 for redevelopment.

Circle T Ranch and Power Center

On June 1, 2016, the Circle T Ranch and Power Center joint venture sold approximately 72 acres to a subsidiary of Charles Schwab Corporation. See Note 4 – Acquisitions and Dispositions for additional information regarding this transaction.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

m.flats/TEN.M

On October 4, 2013, we entered into a joint venture agreement with a local developer, Kettler, to construct an apartment complex with ground floor retail in Downtown Columbia, Maryland. We contributed approximately five acres of land having a book value of $4.0 million to the joint venture and subsequently incurred an additional $3.1 million in capitalized development costs for a total book value contribution of $7.1 million. Our land was valued at $23.4 million, or $53,500 per constructed unit. In January 2016, the venture closed on an $88.0 million construction loan which is non-recourse to us and bears interest at one-month LIBOR plus 2.40% with an initial maturity date of February 2020, with three, one-year extension options. At loan closing, Kettler contributed $16.1 million in cash, of which $7.3 million was distributed to us. We accounted for this transaction as a partial sale of the land for which we recognized a net profit of $0.2 million at December 31, 2016. As of December 31, 2016, we contributed $6.3 million into this joint venture.

Constellation

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment development in Summerlin. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. This project represents the first residential development in Summerlin’s 400-acre downtown. In first quarter 2015, we contributed a 4.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture. Our partner contributed $3.2 million of cash for their 50% interest. Additionally, our partner is the development manager, funded all pre-development activities, obtained construction financing in first quarter 2015 and provided guarantees required by the lender. The project is financed by a $15.8 million construction loan with an outstanding balance of $13.5 million as of December 31, 2016. The loan is non-recourse to us. In the fourth quarter 2015, we each contributed an additional $1.0 million to the joint venture to fund development costs. Upon a sale of the property, we are entitled to 50% of the proceeds up to, and 100% of the proceeds in excess of, an amount determined by applying a 7.0% capitalization rate to net operating income. The venture commenced construction in February 2015 and is being completed in phases. New tenants began to take occupancy in third quarter 2016. As of December 31, 2016, the project is 51.6% occupied and 66.1% leased.

NOTE 6  IMPAIRMENT

We review our real estate assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. GAAP related to the impairment or disposal of long‑lived assets requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over our anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value, based on Level 3 inputs. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below market rate of return.

During the third quarter 2016, we implemented a plan to sell Park West, a non-core 249,177 square foot open-air shopping, dining and entertainment destination in Peoria, Arizona. The sale allows for us to redeploy the net cash proceeds from this unleveraged asset into our existing developments. We recognized a $35.7 million impairment charge during the third quarter 2016 due to our shorter than previously anticipated holding period. The $34.9 million net carrying value of Park West, after the impairment, represented our best estimate of its current fair market value at that date. As discussed in Note 4 – Acquisitions and Dispositions, on December 29, 2016, we sold Park West for $32.5 million and recognized a loss of $1.1 million, net of transaction costs, in conjunction with this sale.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our provision for impairment:

			Provision for impairment as of December 31,
Impaired Asset	Location	Method of Determining Fair Value	2016	2015
			(In thousands)
Operating Assets:
Park West	Peoria, AZ	Discounted cash flow analysis using capitalization rate of 6.75%	$35,734	$—

There were no impairment charges for the years ended December 31, 2015 or 2014. No impairment charges were recorded for any of our Investments in Real Estate and Other Affiliates for the years ended December 31, 2016, 2015 or 2014.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for each of our assets and liabilities that are measured at fair value on a recurring basis:

f
	December 31, 2016				December 31, 2015
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$18	$18	$—	$—	$18	$18	$—	$—
Liabilities:
Interest Rate Swaps and Caps	(149)	—	(149)	—	4,217	—	4,217	—
Warrants	332,170	—	—	332,170	307,760	—	—	307,760

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation of warrants is based on an option pricing valuation model, utilizing inputs which are classified as Level 3 due to the unavailability of comparable market data. The following table presents a rollforward of the valuation of our Sponsor and Management Warrants:

(In thousands)	2016	2015	2014
Balance as of January 1	$307,760	$366,080	$305,560
Warrant liability loss (gain) (a)	24,410	(58,320)	60,520
Balance as of December 31	$332,170	$307,760	$366,080

(a)	All gains/losses during 2016, 2015 and 2014 were unrealized. Changes in the fair value of the Sponsor and Management Warrants are recognized in net income as a warrant liability gain or loss.

The inputs to the valuation model include the fair value of stock related to the warrants, exercise price and term of the warrants, expected volatility, risk-free interest rate and dividend yield and, with respect to the Management Warrants not yet exercisable, a discount for lack of marketability. Generally, an increase in expected volatility would increase the fair value of the liability, but the impact of the volatility on fair value diminishes as the market value of the stock increases above the strike price. As the period of restriction lapses, the marketability discount reduces to zero and increases the fair value of the warrants.

The significant unobservable inputs used in the fair value measurement of our warrants, are as follows:

C
	Unobservable Inputs
	Expected Volatility (a)	Marketability Discount (b)
December 31, 2016	31.0%	0.0% - 1.0%
December 31, 2015	27.4%	10.0% - 12.0%

(a)	Based on our implied equity volatility.
(b)	Represents the discount rate for lack of marketability of the Management Warrants which decreases as the current date approaches the dates of contractual expiration of the marketability restrictions.

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

		December 31, 2016		December 31, 2015
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash	Level 1	$665,492	$665,492	$445,283	$445,283
Notes receivable, net (a)	Level 3	155	155	1,664	1,664

Liabilities:
Fixed-rate debt	Level 2	$1,178,362	$1,224,573	$1,141,381	$1,137,166
Variable-rate debt	Level 2	1,524,319	1,524,319	1,314,973	1,314,973

(a)	Notes receivable is shown net of an allowance of $0.1 million and $0.2 million at December 31, 2016 and 2015, respectively.

Notes receivable are carried at net realizable value which approximates fair value. The estimated fair values are based on certain factors, such as current interest rates, terms of the note and credit worthiness of the borrower.

The fair value of fixed-rate debt in the table above, not including our Senior Notes (please refer to Note 8 – Mortgages, Notes and Loans Payable in our Consolidated Financial Statements), was estimated based on a discounted future cash payment model, which includes risk premiums and a risk free rate derived from the current London Interbank Offered Rate (“LIBOR”) or U.S. Treasury obligation interest rates. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity. The fair value of our Senior Notes, included in fixed rate debt in the table above, is based upon the trade price closest to the end of the period presented.

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

NOTE 8  MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	December 31,	December 31,
(In thousands)	2016	2015
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$1,134,339	$1,087,642
Special Improvement District bonds	44,023	53,739
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	1,524,319	1,314,973
Deferred Financing Costs, net of accumulated amortization of $14.3 million and $12.7 million, respectively	(11,934)	(12,392)
Total mortgages, notes and loans payable	$2,690,747	$2,443,962

(a)	As more fully described below, $182.1 million and $209.5 million of variable rate debt has been swapped to a fixed rate for the term of the related debt as of December 31, 2016 and 2015, respectively.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our mortgages, notes, and loans payable by property:

				Maximum	Carrying Value
	Initial / Extended	Interest		Facility	December 31,	December 31,
($ in thousands)	Maturity (a)	Rate		Amount	2016	2015
Master Planned Communities
Bridgeland Credit Facility	November 2020 / November 2022	4.60%	(b)	$65,000	$65,000	$40,072
Summerlin South SID Bonds - S124	December 2019	5.95%			123	159
Summerlin South SID Bonds - S128	December 2020	7.30%			440	534
Summerlin South SID Bonds - S128C	December 2030	6.05%			4,600	4,856
Summerlin South SID Bonds - S132	December 2020	6.00%			1,268	1,676
Summerlin South SID Bonds - S151	June 2025	6.00%			4,159	4,534
Summerlin South SID Bonds - S159	June 2035	6.00%			2,389	9,020
Summerlin West SID Bonds - S808/S810	April 2031	6.00%			—	1,047
Summerlin West SID Bonds - S812	October 2035	6.00%			27,459	28,328
The Woodlands Master Credit Facility	August 2018	3.47%	(b)	150,000	150,000	192,663
Master Planned Communities Total					255,438	282,889

Operating Assets
10-60 Columbia Corporate Centers	May 2020 / May 2022	2.94%	(b)(c)		80,000	80,000
70 Columbia Corporate Center	July 2017 / July 2019	2.97%	(b)		20,000	20,000
Columbia Regional Building	March 2019	2.72%	(b)	23,008	22,188	22,188
Downtown Summerlin (d)	July 2017 / July 2019	2.97%	(b)	311,800	302,981	289,804
Downtown Summerlin SID Bonds - S108	December 2016	5.95%			—	235
Downtown Summerlin SID Bonds - S128	December 2030	6.05%			3,350	3,350
Embassy Suites at Hughes Landing	October 2018 / October 2020	3.22%	(b)	37,100	29,461	20,064
One Hughes Landing	December 2029	4.30%			52,000	52,000
Two Hughes Landing	December 2030	4.20%			48,000	48,000
Three Hughes Landing (d)	December 2017 / December 2019	3.07%	(b)	65,455	35,053	23,268
1725-35 Hughes Landing Boulevard	June 2018 / June 2019	2.37%	(b)	143,000	105,647	89,677
Hughes Landing Retail	December 2036	3.50%		35,000	35,000	28,726
1701 Lake Robbins	April 2017	5.81%			4,600	4,600
Lakeland Village Center at Bridgeland	May 2018 / May 2020	3.07%	(b)	14,000	9,979	—
Millennium Waterway Apartments	June 2022	3.75%			55,584	55,584
Millennium Six Pines Apartments	August 2028	3.39%			42,500	—
110 N. Wacker	October 2019	5.21%	(e)		22,704	26,481
9303 New Trails	December 2023	4.88%			12,378	12,734
One Lakes Edge	February 2017 / February 2019	4.22%	(b)	73,525	68,874	67,517
Outlet Collection at Riverwalk	October 2017 / October 2019	3.47%	(b)	56,100	55,778	56,100
3831 Technology Forest Drive	March 2026	4.50%			22,383	22,759
The Westin at The Woodlands (d)	August 2018 / August 2019	3.37%	(b)	69,300	58,077	33,361
The Woodlands Resort & Conference Center	December 2018 / December 2020	3.97%	(b)		70,000	85,000
Ward Village	September 2021 / September 2023	3.43%	(b)(f)		238,718	238,716
20/25 Waterway Avenue	May 2022	4.79%			13,886	14,112
3 Waterway Square	August 2028	3.94%			51,590	52,000
4 Waterway Square	December 2023	4.88%			36,249	37,293
Other					235	—
Capital lease obligations	various	3.60%			1	52
Operating Assets Total					1,497,216	1,383,621

Strategic Developments
Ae`o	December 2019 / December 2021	4.72%	(b)	230,000	—	—
HHC 242 Self Storage Facility	October 2019 / October 2021	3.32%	(b)	6,658	3,708	—
HHC 2978 Self Storage Facility	January 2020 / January 2022	3.32%	(b)	6,368	1,715	—
Ke Kilohana	December 2019 / December 2020	3.97%	(b)	142,656	—	—
One Merriweather	February 2020 / February 2021	2.87%	(b)	49,900	23,588	—
Two Merriweather	October 2020 / October 2021	3.22%	(b)	33,156	—	—
Waiea and Anaha (g)	November 2017 / November 2019	7.47%	(b)	410,000	160,847	27,817
Strategic Developments Total					189,858	27,817

Other Corporate Financing Arrangements	June 2018	3.00%			15,948	18,794
Senior Notes	October 2021	6.88%			750,000	750,000
Unamortized underwriting fees					(5,779)	(6,767)
Deferred Financing Costs, net					(11,934)	(12,392)

Total mortgages, notes, and loans payable					$2,690,747	$2,443,962

(a)

Maturity dates presented include initial maturity date as well as the extended or final maturity date as contractually stated. Extension periods generally  can be exercised at our option at the initial maturity date, subject to customary extension terms that are based on current property performance projections. Such extension terms may include, but are not limited to, minimum debt service coverage, minimum occupancy levels or condominium sales levels, as applicable and other performance criteria. In certain cases due to property performance not meeting covenants, we may have to paydown a portion of the loan in order to obtain the extension.

(b)	The interest rate presented is based on the one month LIBOR rate, which was 0.72% at December 31, 2016.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)	$40.0 million of the outstanding principal balance is swapped to a 3.41% fixed-rate through maturity.
(d)	Based on current performance of Downtown Summerlin, Three Hughes Landing and The Westin at The Woodlands, a paydown may be required in order to exercise the extension option.
(e)	The $22.7 million outstanding principal balance is swapped to a 5.21% fixed-rate through maturity.
(f)	$119.4 million of the outstanding principal balance is swapped to a 3.64% fixed-rate through maturity.
(g)

The Waiea and Anaha facility originally provided available financing of up to $600 million and is now reduced to $410 million subsequent to paydowns made on the loan in fourth quarter 2016. The facility is a non-recourse construction loan cross-collateralized by the condominium towers bearing interest at one-month LIBOR plus 6.75% with an initial maturity date of November 6, 2017, and two, one-year extension options. In August 2016, the original financing agreement was modified. The modification allowed for an immediate advance on the loan of $50 million, returning a substantial portion of the project’s prior cash equity contribution to us and provided for an additional distribution of up to $113 million from Waiea’s initial bulk closing in November 2016. The balance of Waiea sales proceeds  are to be applied to the loan balance as well as fund any construction costs remaining for Waiea. The interest rate and maturity date remained unchanged.

The weighted average interest rate on our mortgages, notes and loans payable, excluding interest rate hedges, was 4.71% and 4.44% as of December 31, 2016 and 2015, respectively.

All of the mortgage debt is secured by the individual properties as listed in the table above and is non-recourse to HHC, except for:

i.	$750.0 million of Senior Notes;
ii.

$311.8 million financing for the Downtown Summerlin development which has an initial maximum recourse of 35% of the outstanding balance, which will reduce to 15.0% upon completion of the project and achievement of a 1.15:1.0 debt service coverage ratio. The recourse further reduces to 10% upon achievement of a 1.25:1.0 debt service coverage ratio, a 90% occupancy level, and average tenant sales of at least $500.00 per net rentable square foot. As of December 31, 2016, 35% of the outstanding loan balance remains recourse to HHC;

iii.	$142.7 million of construction financing for Ke Kilohana with an initial maximum recourse of 30% of the outstanding balance;
iv.

$56.1 million of construction financing for the Outlet Collection at Riverwalk with an initial maximum recourse of 50% of the outstanding balance, which will be reduced to 25.0% upon the achievement of an 11.0% debt yield and a minimum level of tenant sales per square foot for twelve months. As of December 31, 2016, 50% of the outstanding loan balance remains recourse to HHC;

v.	$15.9 million of Other Corporate Financing Arrangements; and
vi.	$7.0 million of the 110 N. Wacker mortgage.

Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid but may be subject to a prepayment penalty equal to a yield maintenance premium, defeasance, or a percentage of the loan balance. As of December 31, 2016, land, buildings and equipment and developments with a net book value basis of $3.1 billion have been pledged as collateral for our mortgages, notes and loans payable.

The following table summarizes the contractual obligations relating to our mortgages, notes and loans payable as of December 31, 2016 based on final maturity dates:

Mortgages, notes
and loans payable
(In thousands)	principal payments
2017	$66,539
2018	126,541
2019	850,263
2020	121,626
2021	789,101
Thereafter	754,390
Total principal payments	2,708,460
Deferred financing costs, net and unamortized underwriting fees	(17,713)
Total mortgages, notes and loans payable	$2,690,747

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, we were in compliance with all of the financial covenants related to our debt agreements.

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

The Woodlands Master Credit Facility was amended and restated on July 31, 2015 to a $200.0 million maximum facility amount consisting of a $100.0 million term loan and a $100.0 million revolver (together, the “TWL Facility”). The TWL Facility bears interest at one-month LIBOR plus 2.75% and had an August 2016 initial maturity date with two, one–year extension options. In July 2016, we exercised our first one-year extension option, which reduced the total commitment to $175.0 million. Semi-annual principal payments of $25.0 million began on December 31, 2016 and continue through the second, optional one-year extension period. The TWL Facility and The Woodlands Resort & Conference Center loans are recourse to the entities that directly own The Woodlands operations. The TWL Facility also contains certain covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to us based on a loan‑to‑value test. The amendment also modified certain covenants to allow for more construction loan guarantees by the entities that directly own The Woodlands than would otherwise have been permitted by the prior facility.

The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that we previously paid with respect to such proportionate share of the bond. In the year ended December 31, 2016, no new SID bonds were issued and $7.7 million in obligations were assumed by buyers.

Operating Assets

On January 19, 2017, we closed on a non‑recourse financing totaling $25.0 million replacing the $23.0 million construction loan on the Columbia Regional Building, a retail building located in Columbia, Maryland. The loan bears interest at 4.48% and matures on February 11, 2037.

On January 17, 2017, we amended and restated our $80.0 million non-recourse mortgage financing for the 10-60 Columbia Corporate Center office buildings with a $94.5 million loan. Contemporaneously with this amendment, we received $14.5 million to purchase One Mall North, a 97,500 square foot office building in Columbia, Maryland. The loan bears interest at LIBOR plus 1.75% and has an initial maturity date of May 6, 2020, with two, one-year extension options.

On December 30, 2016, we amended and restated our $85.0 million mortgage financing for The Woodlands Resort & Conference Center with a $70.0 million mortgage. Contemporaneously with this amendment, we made a $15.0 million principal reduction payment as required by the loan agreement. The loan bears interest at LIBOR plus 3.25% and has an initial maturity date of December 30, 2018, with two, one-year extension options.

On December 8, 2016, we modified the $36.6 million construction financing to $35.0 million for Hughes Landing Retail. The loan bears fixed interest at 3.50% and has an initial maturity date of December 8, 2036.

On November 25, 2016, we amended and extended our $73.5 million construction loan for One Lakes Edge with a $71.9 million mortgage. Contemporaneously with this amendment, we made a $3.0 million principal reduction payment as required by the loan agreement. The loan bears interest at one-month LIBOR plus 3.50%. On February 23, 2017, we refinanced the One

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lakes Edge construction loan with a 12 year Fannie Mae loan. The new loan amount is $69.4 million with a fixed rate of 4.50%. The loan is interest only for four years then begins amortizing on a 30 year basis.

On October 24, 2016, we modified the $64.4 million construction financing to $56.1 million for Outlet Collection at Riverwalk. The loan bears interest at one-month LIBOR plus 2.75% and has an initial maturity date of October 24, 2017 with two, one–year extension options. The initial recourse amount of 50.0% will be reduced to 25.0% upon the achievement of an 11.0% debt yield and a minimum level of tenant sales per square foot for 12 months. As of December 31, 2016, 50% of the outstanding loan balance remains recourse to us.

On September 12, 2016, we amended and restated the $238.7 million first mortgage secured by Ward Village. The non-recourse term loan bears interest at one-month LIBOR plus 2.50% with an initial maturity date of September 12, 2021, with two, one year extension options. $119.4 million of the outstanding principal balance is swapped at a 3.64% fixed-rate through maturity. There was no undrawn availability on this loan as of December 31, 2016.

On November 24, 2015, we refinanced a $41.2 million construction financing and closed on a new $48.0 million loan for Two Hughes Landing. The loan bears fixed interest at 4.20% and matures in December 2030.

On March 25, 2015, we closed on a $23.0 million non-recourse mortgage financing for 3831 Technology Forest Drive. The loan bears fixed interest at 4.50% and matures on March 24, 2026.

On November 10, 2014, we closed on a refinance for a $52.0 million loan for One Hughes Landing. The loan bears fixed interest at 4.30% and matures on December 1, 2029.

On October 3, 2014, we closed on a $37.1 million construction financing for the Embassy Suites at Hughes Landing. The loan bears interest at one-month LIBOR plus 2.50%. The loan has an initial maturity of October 2018, with two, one-year extension options.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Strategic Developments

On December 23, 2016, we closed on a $142.7 million partial recourse construction loan for Ke Kilohana, bearing interest at one-month LIBOR plus 3.25% with an initial maturity date of December 23, 2019 and a one-year extension option.

On December 23, 2016, we closed on a $230.0 million non-recourse construction loan for Ae`o, bearing interest at one-month LIBOR plus 4.00% with a 4.50% floor and 2.50% LIBOR cap. The initial maturity date is December 23, 2019 with two, one-year extension options.

On October 7, 2016, we closed on a $33.2 million non-recourse construction loan for Two Merriweather, bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of October 7, 2020 and a one-year extension option.

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

On August 6, 2014, we closed on a $69.3 million non-recourse construction financing for the Westin at The Woodlands bearing interest at one-month LIBOR plus 2.65%. The loan has an initial maturity of August 2018, with a one-year extension option. The development will be a 302-room Westin-branded hotel that will be owned and managed by us.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9  INCOME TAXES

The provision for (benefit from) income taxes for the years ended December 31, 2016, 2015 and 2014 were as follows:

(In thousands)	2016	2015	2014
Current	$4,752	$2,849	$(2,050)
Deferred	113,698	21,152	65,010
Total	$118,450	$24,001	$62,960

Income tax expense is computed by applying the Federal corporate tax rate for the years ended December 31, 2016, 2015 and 2014 and is reconciled to the provision for income taxes as follows:

(In thousands)	2016	2015	2014
Tax at statutory rate on earnings from continuing operations before income taxes	$112,264	$52,751	$13,800
Increase (decrease) in valuation allowance, net	(1,326)	1,742	5,602
State income taxes, net of Federal income tax benefit	4,004	267	1,320
Tax at statutory rate on REIT entity earnings not subject to Federal income taxes	—	—	(512)
Tax (benefit) expense from change in rates, prior period adjustments and other permanent differences	(4,591)	(7,361)	(12,193)
Set up deferred tax liability related to captive REIT	—	—	(1,068)
Non-deductible warrant liability loss (gain)	8,544	(20,412)	21,182
Non-taxable interest income	—	—	18,373
Uncertain tax position (benefit) expense, excluding interest	(407)	(2,483)	2,395
Uncertain tax position interest, net of Federal income tax benefit	(38)	(503)	14,061
Income tax expense	$118,450	$24,001	$62,960

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our net operating loss carryforwards are currently scheduled to expire in subsequent years through 2036. Some of the net operating loss carryforward amounts are subject to the separate return limitation year rules (“SRLY”). It is possible that in the future we could experience a change in control pursuant to Section 382 that could put limits on the benefit of deferred tax assets. On February 27, 2012, we entered into a Section 382 Rights Agreement, with a three-year term, to protect us from such an event and protect our deferred tax assets. On February 26, 2015, the Board of Directors extended the term of the Section 382 Rights Agreement to March 14, 2018 and our stockholders approved the terms on May 21, 2015.

As of December 31, 2016, the amounts and expiration dates of operating loss and tax credit carryforwards for tax purposes are as follows:

		Expiration
(In thousands)	Amount	Date
Net operating loss carryforwards - Federal	$33,820	2024-2036
Net operating loss carryforwards - State	215,572	2017-2036
Capital loss carryfoward	—	n/a
Tax credit carryforwards - Federal AMT	5,010	n/a

As of December 31, 2016 and 2015, we had gross deferred tax assets totaling $294.5 million and $327.4 million, and gross deferred tax liabilities of $476.8 million and $396.6 million, respectively. We have established a valuation allowance in the amount of $18.6 million and $20.0 million as of December 31, 2016 and 2015, respectively, against certain deferred tax assets for which it is more likely than not that such deferred tax assets will not be realized.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2016 and 2015 are summarized as follows:

(In thousands)	2016	2015
Deferred tax assets:
Operating and Strategic Developments properties, primarily differences in basis of assets and liabilities	$208,862	$213,090
Interest deduction carryforwards	54,759	79,781
Operating loss and tax credit carryforwards	30,866	34,499
Total deferred tax assets	294,487	327,370
Valuation allowance	(18,635)	(19,960)
Total net deferred tax assets	$275,852	$307,410
Deferred tax liabilities:
Property associated with MPCs, primarily differences in the tax basis of land assets and treatment of interest and other costs	$(262,572)	$(218,842)
Operating and Strategic Developments properties, primarily differences in basis of assets and liabilities	(40,915)	(42,860)
Deferred income	(173,310)	(134,929)
Total deferred tax liabilities	(476,797)	(396,631)
Total net deferred tax liabilities	$(200,945)	$(89,221)

The deferred tax liability associated with the MPCs is largely attributable to the difference between the basis and value determined as of the date of the acquisition by our predecessors in 2004 adjusted for sales that have occurred since that time. The cash cost related to this deferred tax liability is dependent upon the sales price of future land sales and the method of accounting used for income tax purposes. The deferred tax liability related to deferred income is the difference between the income tax method of accounting and the financial statement method of accounting for prior sales of land in our MPCs.

Although we believe our tax returns are correct, the final determination of tax examinations and any related litigation could be different from what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2013 through 2015.

We apply the generally accepted accounting principle related to accounting for uncertainty in income taxes, which prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

We recognize and report interest and penalties, if applicable, within our provision for income tax expense. We recognized potential interest expense related to the unrecognized tax benefits of zero, $0.1 million and $21.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, we had no unrecognized tax benefits. At December 31, 2015 and 2014, we had total unrecognized tax benefits of $36.5 million and $184.2 million, respectively, excluding interest, of which none would impact our effective tax rate. A reconciliation of the change in our unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 is as follows:

(In thousands)	2016	2015	2014
Unrecognized tax benefits, opening balance	$36,524	$184,200	$90,532
Gross increases - tax positions in prior period	—	—	93,668
Gross decreases - tax positions in prior periods	(36,524)	(147,676)	—
Unrecognized tax benefits, ending balance	$—	$36,524	$184,200

The reduction in unrecognized tax benefits of $36,524 between the period December 31, 2015 and December 31, 2016 was the result of our filing a request with the IRS to change our tax accounting method related to a subsidiary from an impermissible

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounting method to a permissible accounting method which we expect to be approved. The reduction in unrecognized tax benefits of $147,676 between the period December 31, 2014 and December 31, 2015 relates primarily to a payment we made to the IRS as a result of losing our appeal before the tax court where we were denied the right to use the completed contract method for tax accounting on certain long-term contracts.

Periodically we make payments to taxing jurisdictions that reduce our uncertain tax benefits but are not included in the reconciliation above, as the position is not yet settled. The amount of such payments that reduced our uncertain tax benefit was zero at December 31, 2016, zero at December 31, 2015 and $144.1 million at December 31, 2014. As of December 31, 2016, there are no unrecognized tax benefits.

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

We had outstanding letters of credit and surety bonds totaling $118.9 million and $86.1 million as of December 31, 2016 and 2015, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have, to the extent applicable, been straight‑lined over the term of the lease. Contractual rental expense, including participation rent, was $8.4 million, $9.1 million and $7.3 million for 2016, 2015 and 2014, respectively. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

Our obligations for minimum rentals under non-cancelable operating leases are as follows:

(In thousands)	2017	2018	2019	2020	2021	Subsequent/ Other	Total
Ground lease and other leasing commitments	$9,885	$8,534	$7,560	$7,715	$7,568	$298,881	$340,143

South Street Seaport

On June 27, 2013, the City of New York executed the amended and restated ground lease for South Street Seaport. The restated lease terms provide for annual fixed base rent of $1.2 million starting July 1, 2013 with an expiration of December 30, 2072, including our options to extend. The rent escalates at 3.0% compounded annually. On July 1, 2048 the base rent will be adjusted to the higher of fair market value or the then base rent. In addition to the annual base rent, we are required to make annual payments of $210,000 for the esplanade as additional rent through the term of the lease. The additional rent escalates annually at the Consumer Price Index. Simultaneously with the execution of the lease, we executed a completion guaranty for the redevelopment of Pier 17.

In the fourth quarter 2012, the historic area of South Street Seaport suffered damage due to flooding as a result of Superstorm Sandy. Reconstruction efforts are ongoing and the property is only partially operating. We have received $54.1 million in insurance proceeds, and we recognized Other income of $6.2 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively, for the receipt of insurance proceeds related to our claim.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 OTHER ASSETS AND LIABILITIES

The following table summarizes the significant components of Prepaid expenses and other assets:

	December 31,
(In thousands)	2016	2015
Condominium receivables (a)	$210,219	$191,037
Condominium deposits	193,197	55,749
Special Improvement District receivable	61,603	72,558
Straight-line rent, net	31,518	22,241
In-place leases	16,015	22,139
Below-market ground leases	18,986	19,325
Above-market tenant leases	2,457	3,581
Equipment, net of accumulated depreciation of $4.9 million and $3.9 million, respectively	17,556	18,772
Security and escrow deposits	61,304	17,599
Tenant incentives and other receivables	8,773	10,480
Prepaid expenses	11,177	8,474
Federal income tax receivable	15,763	11,972
Intangibles	4,046	4,045
Uncertain tax position asset	—	112
Other	13,902	5,347
	$666,516	$463,431

(a)	We expect all the Condominium receivables outstanding at December 31, 2016, to be collected in 2017 upon closing Anaha and the remaining units at Waiea condominium projects.

The $203.1 million net increase in total prepaid expenses and other assets as of December 31, 2016 compared to 2015 primarily relates to various increases in condominium project activities, including a net $137.4 million increase in condominium deposits at Ward Village relating to the net sales activity primarily at our Anaha, Ke Kilohana and Ae'o, projects offset by utilization of deposits for construction costs, an increase of $43.7 million in security and escrow deposits primarily relating to the remaining escrowed condo deposits to be used for Waiea remaining condominium construction costs and a $19.2 million increase in condominium receivables, representing revenue recognized in excess of buyer deposits received for our Waiea and Anaha projects. Increases were also noted as follows: straight-line rent increased by $9.3 million given additional Operating Assets placed in service during the year; Other assets increased $8.6 million primarily relating to pending reimbursements from the DCACC relating to improvements we made on the Merriweather Post Pavilion, which was transferred to the DCACC in November 2016; Federal income tax receivable increased $3.8 million relating to estimated 2016 tax payments, and prepaid expenses increased $2.7 million due to other net changes.

All of these increases were offset by decreases as follows: a decrease of $11.0 million for Special improvement district receivables used  to fund development costs incurred at our Summerlin MPC; decreases of $6.1 million, $0.3 million, and $1.1 million due to normal amortization of intangibles for in-place leases, below-market ground leases, and above-market tenant leases, respectively; a net decrease of $1.7 million in tenant incentives and other receivables for various tenant activities; and a decrease of $1.3 million in equipment, net, relating primarily to scheduled depreciation of these assets.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the significant components of Accounts payable and accrued expenses:

	December 31,
(In thousands)	2016	2015
Construction payables	$207,917	$185,731
Deferred income	85,158	117,730
Condominium deposit liabilities	117,015	50,192
Accounts payable and accrued expenses	33,050	33,928
Tenant and other deposits	28,559	34,894
Accrued interest	16,897	16,504
Accrued payroll and other employee liabilities	36,937	31,271
Accrued real estate taxes	16,726	15,134
Interest rate swaps	(149)	4,217
Straight-line ground rent liability	13,126	10,757
Above-market ground leases	1,762	2,113
Other	15,012	12,883
	$572,010	$515,354

(a)	Straight-line ground rent was previously reported in Other.

Accounts payable and accrued expenses increased by a net $56.7 million at December 31, 2016 as compared to December 31, 2015.

The net increase reflects increases of $66.8 million in the condominium deposit liability for the towers under construction at Ward Village; an increase of $22.2 million in construction payables primarily due to continued development activities at both Ward Village and the Merriweather District; an increase of $2.4 million relating to normally scheduled amortization of our ground rent liability; an increase of $2.1 million in Other miscellaneous accrued; and a net $6.8 increase in changes in the balances of accounts payable, accrued interest, accrued payroll and other employee liabilities, and accrued real estate taxes. These increases were offset by the following decreases: a decrease of $32.6 million in deferred income related to recognition of income from previously deferred land sales at our Summerlin MPC; a decrease of $6.3 million in tenant and other deposits primarily related to rent credits at 1725-35 Hughes Landing Boulevard; a decrease of $4.4 million in the interest rate swap liability due to net improvements in the swaps’ fair values (see Note 13 - Derivative instruments and hedging activities for further details); and a decrease of $0.3 million relating to normally scheduled amortization of above-market ground leases.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 INTANGIBLES

The following table summarizes our intangible assets and liabilities:

	Gross	Accumulated	Net
	Asset	(Amortization)	Carrying
(In thousands)	(Liability)	/ Accretion	Amount
As of December 31, 2016
Tenant leases:
In-place value	$37,567	$(21,552)	$16,015
Above-market	4,879	(2,422)	2,457
Below-market	(6,618)	2,065	(4,553)
Ground leases:
Above-market	(1,955)	193	(1,762)
Below-market	23,096	(4,110)	18,986

As of December 31, 2015
Tenant leases:
In-place value	$39,129	$(16,990)	$22,139
Above-market	5,333	(1,752)	3,581
Below-market	(6,163)	1,350	(4,813)
Ground leases:
Above-market	(3,545)	1,432	(2,113)
Below-market	23,096	(3,771)	19,325

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

Amortization/accretion of these intangible assets and liabilities decreased our pre-tax income (excluding the impact of noncontrolling interest and the provision for income taxes) by $6.1 million in 2016, $10.3 million in 2015 and $1.8 million in 2014.

Future amortization/accretion is estimated to decrease pre-tax income (excluding the impact of noncontrolling interest and the provision for income taxes) by $4.9 million in 2017, $4.5  million in 2018, $3.2  million in 2019, $1.6  million in 2020, and $16.9 million thereafter.

NOTE 13 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to interest rate risk related to our variable interest rate debt, and we manage this risk by utilizing interest rate derivatives. To add stability to interest costs by reducing our exposure to interest rate movements, we use interest rate swaps, forward-starting swaps, and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company’s fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Forward-starting interest rate swaps were designated as cash flow hedges of the variability of anticipated future fixed-rate debt issuance for long-term financing needs at our Downtown Summerlin property. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up‑front premium. In December 2016, we entered into a three year, one-month LIBOR-indexed interest rate cap agreement with a notional amount totaling

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$230.0 million. This interest rate cap was not designated as a hedge, and therefore, the gain or loss on the derivative contract is recognized in current period earnings. These derivatives are recorded on a gross basis at fair value.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2016, 2015 and 2014, the ineffective portion recorded in earnings was insignificant.

Assessments of hedge effectiveness are performed quarterly using regression analysis and the measurement of hedge ineffectiveness is based on the hypothetical derivative method. We are exposed to credit risk in the event of non-performance by our derivative counterparties. We evaluate counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, we enter into agreements with counterparties we consider credit-worthy, such as large financial institutions with favorable credit ratings. As of December 31, 2016 and 2015, there were no termination events or events of default related to the interest rate swaps.

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

The following table summarizes the notional amount and fair value of our derivatives:

							Fair Value Asset (Liability)
			Notional	Fixed Interest	Effective	Maturity	December 31,
(In thousands)		Balance Sheet Location	Amount	Rate	Date	Date	2016	2015
Currently-paying contracts:
Interest Rate Swap	(b)	Accounts payable and accrued liabilities	$22,703	2.96%	5/10/2011	10/31/2019	$(740)	$(1,185)
Interest Rate Swap	(b)	Accounts payable and accrued liabilities	143,000	1.30	10/3/2011	9/30/2016 (a)	—	(747)
Interest Rate Swap	(b)	Accounts payable and accrued liabilities	40,000	1.66	5/6/2015	5/1/2020	(143)	(361)
Interest Rate Swap	(b)	Accounts payable and accrued liabilities	119,359	1.14	10/3/2016	9/12/2021	3,368	—
Interest Rate Cap	(b)	Accounts payable and accrued liabilities	100,000	5.00	8/31/2015	8/31/2017	—	1
Interest Rate Cap	(c)	Accounts payable and accrued liabilities	230,000	2.50	12/22/2016	12/23/2019	768	—
Forward-starting contracts:
Interest Rate Swap	(b)	Accounts payable and accrued liabilities	50,000	2.65	12/31/2017	12/31/2027	(610)	(377)
Interest Rate Swap	(b)	Accounts payable and accrued liabilities	100,000	2.68	12/31/2017	12/31/2027	(1,479)	(1,003)
Interest Rate Swap	(b)	Accounts payable and accrued liabilities	100,000	2.62	12/31/2017	12/31/2027	(1,015)	(545)
Total fair value derivative assets							$4,136	$1
Total fair value derivative liabilities							$(3,987)	$(4,218)

(a)	Interest rate swap matured as scheduled.
(b)	Denotes derivatives designated as hedging instruments.
(c)	Denotes derivative contract that could not be designated as a hedging instrument as of December 31, 2016 as this cap hedges debt that is not yet drawn.

The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014:

	Amount of Loss Recognized
	in AOCI on Derivative
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2016	2015	2014
Interest rate swaps	$831	$(1,705)	$(1,192)

	Amount of Loss Reclassified from
	AOCI into Operations
	Year Ended December 31,
Location of Loss Reclassified from AOCI into Operations	2016	2015	2014
Interest expense	$(1,364)	$(1,745)	$(2,195)

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes changes in Accumulated Other Comprehensive Income (Loss) by component (a):

C
Balance as of January 1, 2015	$(7,712)
Other comprehensive income (loss) before reclassifications	(1,922)
Loss reclassified from accumulated other comprehensive loss to net income	1,745
Net current-period other comprehensive income (loss)	(177)
Balance as of December 31, 2015	(7,889)
Other comprehensive income (loss) before reclassifications	(261)
Loss reclassified from accumulated other comprehensive loss to net income	1,364
Net current-period other comprehensive income (loss)	1,103
Balance as of December 31, 2016	$(6,786)

(a)	All amounts are net of tax.

The following table summarizes the amounts reclassified out of AOCI:

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
	For the Year Ended	For the Year Ended
Accumulated Other Comprehensive Income (Loss) Components	December 31, 2016	December 31, 2015
Losses on cash flow hedges	$2,175	$2,797
Interest rate swap contracts	(811)	(1,052)
Total reclassifications for the period	$1,364	$1,745

NOTE 15  STOCK BASED PLANS

On November 9, 2010 (the “Effective Date”), HHC adopted The Howard Hughes Corporation 2010 Equity Incentive Plan (the “Equity Plan”). Pursuant to the Equity Plan, 3,698,050 shares of HHC common stock were reserved for issuance. New shares are issued on exercise of options. The Equity Plan provides for grants of options, stock appreciation rights, restricted stock, other stock‑based awards and market‑based compensation (collectively, “the Awards”). Directors, employees and consultants of HHC and its subsidiaries and affiliates are eligible for awards. The Equity Plan is administered by the Compensation Committee of the Board of Directors (“Committee”). Option grant amounts are awarded by the Committee.

Compensation costs for share‑based payment arrangements totaled $9.4 million, $9.8 million and $8.2 million, of which $2.6 million, $2.5 and $0 were capitalized for 2016, 2015, and 2014, respectively. As of December 31, 2016, there were a maximum of 2,147,468 shares available for future grant under our various stock plans.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following tables summarize stock option activity:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
			(In years)
Stock options outstanding at January 1, 2014	965,440	$64.57
Granted	116,500	144.26
Exercised	—	—
Forfeited	(35,450)	87.45
Expired	—	—
Stock options outstanding at December 31, 2014	1,046,490	$72.61

Granted	117,000	$134.24
Exercised	—	—
Forfeited	(77,450)	103.84
Expired	—	—
Stock options outstanding at December 31, 2015	1,086,040	$77.11

Granted	162,100	$109.42
Exercised	(3,000)	60.33
Forfeited	(68,500)	122.93
Expired	—	—
Stock options outstanding at December 31, 2016	1,176,640	$78.87	5.57	$44,769,359

Stock options exercisable at December 31, 2016	609,740	$57.89	3.92	$34,271,449

Stock options vested and expected to vest	1,163,260	$78.46	5.54	$44,676,851

Information related to stock options outstanding as of December 31, 2016 is summarized below:

					Weighted Average
					Remaining
			Number	Weighted Average	Contractual Term	Number
Range of Exercise Prices			Outstanding	Exercise Price	(In years)	Exercisable
$46.49	—	$55.82	47,500	$52.87	4.5	47,500
$57.77	—	$60.33	565,000	57.93	3.9	529,500
$61.64	—	$69.75	164,240	66.31	5.2	32,740
$81.80	—	$110.50	128,400	97.87	7.0	—
$112.64	—	$151.72	271,500	125.61	8.7	—
			1,176,640	$78.87	5.57	609,740

The fair value on the grant date and the significant assumptions used in the Black‑Scholes option‑pricing model are as follows:

	As of December 31,
	2016	2015	2014
Grant date fair value	$36.55	$44.45	$48.65
Expected life of options (in years)	7.4	7.5	7.5
Risk-free interest rate	1.8%	2.0%	2.2%
Expected volatility	33.1%	26.1%	25.7%
Expected annual dividend per share	—	—	—

The computation of the expected volatility assumption used in the Black‑Scholes calculations is based on the median asset volatility of comparable companies as of each of the grant dates.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally, options granted vest over requisite service periods or on a graduated scale based on total shareholder returns, expire ten years after the grant date and generally do not become exercisable until their restrictions on exercise lapses after the five –year anniversary of the grant date. For options that vest based on shareholder returns, the grant date fair values are calculated using a Monte-Carlo approach which simulates our stock price on the corresponding vesting dates before applying the Black-Scholes model.

The balance of unamortized stock option expense as of December 31, 2016 is $10.3 million, which is expected to be recognized over a weighted‑average period of 3.4 years. Net of amounts capitalized relating to our developments, $2.9 million, $2.6 million and $4.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, of expense associated with stock options are included in General and administrative expense in the accompanying Consolidated Statements of Operations.

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

The following table summarizes restricted stock activity:

	Weighted Average
	Grant Date
	Shares	Fair Value

Restricted stock outstanding at January 1, 2014	122,334	$75.21
Granted	61,750	126.38
Vested	(11,394)	97.72
Restricted stock outstanding at December 31, 2014	172,690	$92.02

Granted	81,581	$121.81
Vested	(7,546)	147.56
Forfeited	(4,169)	101.33
Restricted stock outstanding at December 31, 2015	242,556	$100.15

Granted	136,198	$67.80
Vested	(37,670)	83.47
Forfeited	(51,972)	90.14
Restricted stock outstanding at December 31, 2016	289,112	$88.88

The grant date fair value of the restricted stock is based on the closing sales price of our common stock on the grant date. For restricted stock awards that vest based on shareholder returns, the grant date fair values are calculated using a Monte-Carlo approach which simulates our stock price on the corresponding vesting dates before applying the Black-Scholes model.

Net of amounts capitalized relating to our developments, we recognized compensation expense of $4.5 million, $4.7 million and $3.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, included in General and Administrative expense related to restricted stock awards in the accompanying Consolidated Statements of Operations. The fair value of restricted stock that vested during 2016 was $3.9 million. The balance of unamortized restricted stock expense as of December 31, 2016 was $13.7 million, which is expected to be recognized over a weighted‑average period of 3.05 years.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16  RENTALS UNDER OPERATING LEASES

We receive rental income from the leasing of retail, office, multi-family and other space under operating leases. Such operating leases are with a variety of tenants. The minimum future rentals based on operating leases of our consolidated properties held as of December 31, 2016 are as follows:

Total
Minimum
Year	Rent
(In thousands)
2017	$155,085
2018	145,622
2019	139,037
2020	121,414
2021	113,999
Subsequent	478,138

Minimum future rentals exclude amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses and amortization of above-market and below‑market tenant leases.

Percentage rent in lieu of fixed minimum rent recognized from tenants for the years ended December 31, 2016, 2015 and 2014 was $2.4 million, $3.5 million and $2.9 million, respectively.

Overage rent of approximately $3.6 million, $3.6 million, and $2.4 million for 2016, 2015 and 2014, respectively, are included in Other rental and property revenues in our Consolidated Statements of Operations.

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

Our segments are managed separately, therefore, we use different operating measures to assess operating results and allocate resources among the segments. The one common operating measure used to assess operating results for the business segments is Earnings Before Taxes (“EBT”), which represents the operating revenues of the properties less property operating expenses and adjustments for interest, as further described below. We believe that EBT provides useful information about the operating performance of all of our properties.

EBT, as it relates to each business segment, represents the revenues less expenses of each segment, including interest income, interest expense, and equity in earnings of real estate and other affiliates. EBT excludes corporate expenses and other items that are not allocable to the segments. We present EBT because we use this measure, among others, internally to assess the core operating performance of our assets. We also present this measure because we believe certain investors use it as a measure

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of a company’s historical operating performance and its ability to service and obtain financing. We believe that the inclusion of certain adjustments to net income (loss) to calculate EBT is appropriate to provide additional information to investors.

Segment operating results are as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Master Planned Communities
Land sales	$215,318	$187,399	$325,099
Builder price participation	21,386	26,846	20,908
Minimum rents	384	842	818
Other land revenues	16,192	14,778	16,470
Other rental and property revenues	24	—	—
Total revenues	253,304	229,865	363,295

Cost of sales – land	95,727	88,065	119,672
Land sales operations	42,371	44,907	41,794
Provision for (recovery of) doubtful accounts	—	—	(11)
Depreciation and amortization	311	640	397
Interest income	(59)	(60)	(118)
Interest expense (*)	(21,026)	(18,053)	(19,620)
Equity in earnings in Real Estate and Other Affiliates	(43,501)	—	—
Total expenses	73,823	115,499	142,114
MPC segment EBT	179,481	114,366	221,181

Operating Assets
Minimum rents	172,437	149,064	95,807
Tenant recoveries	44,306	39,415	28,133
Hospitality revenues	62,252	45,374	37,921
Other rental and property revenues	16,170	25,453	24,429
Total revenues	295,165	259,306	186,290

Other property operating costs	60,541	68,078	62,752
Real estate taxes	24,439	21,856	14,860
Rental property maintenance costs	12,033	10,236	8,592
Hospitality operating costs	49,359	34,839	31,829
Provision for doubtful accounts	5,601	3,998	1,399
Demolition costs	1,123	2,675	6,712
Provision for impairment	35,734	—	—
Development-related marketing costs	7,110	9,747	9,770
Depreciation and amortization	86,313	89,075	49,272
Other income, net	(4,601)	(524)	—
Interest income	(19)	(37)	(151)
Interest expense (*)	39,466	31,148	17,081
Equity in earnings from Real Estate and Other Affiliates	(2,802)	(1,883)	(2,025)
Total expenses	314,297	269,208	200,091
Operating Assets segment EBT	(19,132)	(9,902)	(13,801)

Strategic Developments
Minimum rents	447	899	609
Tenant recoveries	24	127	220
Condominium rights and unit sales	485,634	305,284	83,565
Other land revenues	40	25	33
Other rental and property revenues	391	1,582	553
Total revenues	486,536	307,917	84,980

Condominium rights and unit cost of sales	319,325	191,606	49,995
Other property operating costs	5,437	4,673	4,282
Real estate taxes	2,408	2,282	2,547
Rental property maintenance costs	359	476	543
Provision for doubtful accounts	63	32	16
Demolition costs	1,089	622	22
Development-related marketing costs	15,074	15,719	13,013
Depreciation and amortization	2,744	3,240	1,706
Other income, net	(611)	104	(2,373)
Interest income	(500)	(202)	—
Interest expense (*)	(5,957)	(6,633)	(11,918)
Equity in earnings from Real Estate and Other Affiliates	(10,515)	(1,838)	(21,311)
Gain on sale of 80 South Street Assemblage	(140,549)	—	—
Total expenses	188,367	210,081	36,522
Strategic Developments segment EBT	298,169	97,836	48,458
Total consolidated segment EBT	$458,518	$202,300	$255,838

(*) Negative interest expense amounts are due to interest capitalized in our MPC and Strategic Developments segments related to Operating Assets segment debt and the Senior Notes.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles EBT to GAAP income (loss) before taxes:

Reconciliation of EBT to GAAP income (loss) before taxes	Year Ended December 31,
(In thousands)	2016	2015	2014
Total consolidated segment EBT	$458,518	$202,300	$255,838
Corporate and other items:
General and administrative	(86,588)	(81,345)	(73,569)
Corporate interest expense, net	(52,460)	(52,995)	(30,819)
Warrant liability (loss) gain	(24,410)	58,320	(60,520)
Gain on acquisition of joint venture partner's interest	27,088	—	—
Increase (reduction) in tax indemnity receivable	—	—	90
Loss on settlement of tax indemnity receivable	—	—	(74,095)
(Loss) gain on disposal of operating assets	(1,117)	29,073	—
Corporate other income, net	6,241	1,409	27,098
Corporate depreciation and amortization	(6,496)	(6,042)	(4,583)
Total Corporate and other items	(137,742)	(51,580)	(216,398)
Income before taxes	$320,776	$150,720	$39,440

The following reconciles segment revenues to GAAP consolidated revenues:

Reconciliation of Segment Basis Revenues to GAAP Revenues	Year Ended December 31,
(In thousands)	2016	2015	2014
Master Planned Communities	$253,304	$229,865	$363,295
Operating Assets	295,165	259,306	186,290
Strategic Developments	486,536	307,917	84,980
Total revenues	$1,035,005	$797,088	$634,565

The assets by segment and the reconciliation of total segment assets to the total assets in the Consolidated Balance Sheets are summarized as follows:

	Year Ended December 31,
(In thousands)	2016	2015
Master Planned Communities	$1,982,639	$2,022,524
Operating Assets	2,624,505	2,365,724
Strategic Developments	1,171,904	1,138,695
Total segment assets	5,779,048	5,526,943
Corporate and other	588,334	194,639
Total assets	$6,367,382	$5,721,582

The $39.9 million decrease in the MPC segment asset balance as of December 31, 2016 compared to 2015 is primarily due to decreased cash held at The Woodlands MPC.

The increase in the Operating Assets segment asset balance as of December 31, 2016 of $258.8 million compared to 2015 is primarily due to placing the Fulton Market Building at the South Street Seaport, The Westin at The Woodlands, and 1725-1735 Hughes Landing Boulevard in service and acquiring Millennium Six Pines Apartments and One Mall North offset with the sale of Park West.

The $33.2 million increase in the Strategic Developments segment asset balance as of December 31, 2016 compared to December 31, 2015 relates to the acquisition of the American City Building; additional development spending at our Ward Village condominium projects, Ae'o, Anaha, Waiea and Ke Kilohana (net of amounts charged to Cost of sales); our new Columbia office towers developments, One and Two Merriweather; and our self storage facility developments. Other ongoing predevelopment activities at various other projects also contributed to the increase, partially offset by the sale of 80 South Street and placing various assets in service.

The $393.7 million increase in the Corporate and other asset balance as of December 31, 2016 compared to December 31, 2015 is primarily due to the proceeds from the 80 South Street sale in March 2016. The asset was reported in the Strategic Developments segment at December 31, 2015, and the cash proceeds from the sale are reported in Corporate and other as of December 31, 2016.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2016
	First	Second	Third	Fourth
(In thousands, except share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenues	$240,680	$273,514	$242,265	$278,546
Operating income	192,970	73,636	784	59,372
Net income (a)	143,765	6,970	7,996	43,595
Net income (loss) attributable to common stockholders	143,765	6,970	7,973	43,595
Earnings (loss) per share:
Basic	3.64	0.18	0.20	1.10
Diluted (b)	2.69	0.16	0.19	1.02
Weighted average shares outstanding:
Basic	39,473	39,492	39,502	39,502
Diluted	42,400	42,664	42,760	42,753

	2015
	First	Second	Third	Fourth
(In thousands, except share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenues	$155,090	$209,163	$203,442	$229,393
Operating income	16,457	25,572	36,544	40,191
Net income (loss)	(105,959)	50,585	156,212	25,881
Net income (loss) attributable to common stockholders	(105,959)	50,573	156,224	25,881
Earnings (loss) per share:
Basic	(2.68)	1.28	3.96	0.65
Diluted (b)	(2.68)	0.18	0.76	0.59
Weighted average shares outstanding:
Basic	39,465	39,468	39,473	39,473
Diluted	39,465	43,197	42,913	42,743

a)	The fourth quarter 2016 included an after-tax adjustment to recognize $3.2 million in Equity in Earnings in Real Estate and Other Affiliates that relates to previous quarters in 2016.
b)

Diluted earnings per share includes the impact of warrants, in the money options and restricted stock. Net income used in the calculation of EPS was also adjusted for the warrant gain during the period, where applicable.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

			Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
				Buildings		Buildings		Buildings				Date
				and		and		and		Accumulated	Date of	Acquired /
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land (e)	Improvements (e)(f)	Land	Improvements (f)	Total	Depreciation (g)	Construction	Completed
Ae`o	Honolulu, HI	$—	$9,795	$85,046	$(9,795)	$9,795	$—	$94,841	$94,841	$—	2015
HHC 242 Self-Storage	The Woodlands, TX	3,708	878	6,802	(878)	878	—	7,680	7,680	—	2016
HHC 2978 Self-Storage	The Woodlands, TX	1,715	124	5,498	(124)	124	—	5,622	5,622	—	2016
AllenTowne	Dallas, TX	—	25,575	—	(25,575)	25,491	—	25,491	25,491	—		2006
Anaha	Honolulu, HI	114,954	5,546	47,450	(5,546)	5,546	—	52,996	52,996	—
Bridgeland	Cypress, TX	65,000	257,222	—	184,376	1,617	441,598	1,617	443,215	(744)		2004
Bridges at Mint Hill	Charlotte, NC	—	—	—	—	21,713	—	21,713	21,713	—		2007
Century Plaza Mall	Birmingham, AL	—	3,164	28,514	(3,164)	(24,309)	—	4,205	4,205	—		1997
Circle T Ranch and Power Center	Dallas/Fort Worth, TX	—	—	—	—	96	—	96	96	—		2005
10 - 70 Columbia Corporate Center	Howard County, MD	100,000	24,685	94,824	—	12,212	24,685	107,036	131,721	(8,188)		2004
Columbia Office Properties	Howard County, MD	—	1,575	28,447	—	(7,115)	1,575	21,332	22,907	(5,440)		2004
Columbia Regional Building (e)	Howard County, MD	22,188	—	28,865	—	318	—	29,183	29,183	(2,775)		2014
Cottonwood Mall	Salt Lake City, UT	—	7,613	42,987	(7,613)	(21,472)	—	21,515	21,515	—		2002
Cottonwood Square	Salt Lake City, UT	—	1,558	4,339	—	957	1,558	5,296	6,854	(2,061)		2002
Creekside Village Green	The Woodlands, TX	—	—	—	1,323	16,012	1,323	16,012	17,335	(895)
Downtown Summerlin	Las Vegas, NV	306,566	—	—	30,855	380,237	30,855	380,237	411,092	(26,622)		2004
Embassy Suites at Hughes Landing	The Woodlands, TX	29,461	—	6,752	1,818	35,761	1,818	42,513	44,331	(1,541)
Hughes Landing Retail	The Woodlands, TX	35,000	—	—	5,184	32,562	5,184	32,562	37,746	(1,694)
One Hughes Landing	The Woodlands, TX	52,000	—	—	1,678	35,029	1,678	35,029	36,707	(4,823)		2012
Two Hughes Landing	The Woodlands, TX	48,000	—	—	1,269	35,015	1,269	35,015	36,284	(3,612)
Three Hughes Landing	The Woodlands, TX	35,053	—	46,372	2,626	13,370	2,626	59,742	62,368	(147)
1725 Hughes Landing Boulevard	The Woodlands, TX	52,830	1,351	36,764	—	25,795	1,351	62,559	63,910	(3,080)
1735 Hughes Landing Boulevard	The Woodlands, TX	52,818	3,709	123,846	—	(25,887)	3,709	97,959	101,668	(5,052)		2015
IBM Building	Honolulu, HI	—	3,326	23,123	—	8,397	3,326	31,520	34,846	(8,213)		2014
Ke Kilohana	Honolulu, HI	—	2,615	17,784	(2,615)	2,615	—	20,399	20,399	—	2015
Kendall Town Center	Miami, FL	—	—	—	—	19,521	—	19,521	19,521	—		2004
Kewalo Basin Harbor	Honolulu, HI	—	—	1,735	—	671	—	2,406	2,406	—	2015
1701 Lake Robbins	The Woodlands, TX	4,600	1,663	3,725	—	8	1,663	3,733	5,396	(227)		2014
2201 Lake Woodlands Drive	The Woodlands, TX	—	3,755	—	—	47	3,755	47	3,802	—		2011
One Lakes Edge	The Woodlands, TX	68,874	—	—	1,057	81,384	1,057	81,384	82,441	(3,496)
Lakeland Village Center at Bridgeland	Cypress, TX	9,979	—	11,135	2,404	1,554	2,404	12,689	15,093	(16)	2015
Lakemoor (Volo) Land	Volo, IL	—	321	—	(321)	321	—	321	321	—		1995
Landmark Mall	Alexandria, VA	—	28,396	67,235	(19,408)	(33,081)	8,988	34,154	43,142	(12,754)		2003
Maryland Communities	Howard County, MD	—	457,552	—	(435,177)	197	22,375	197	22,572	(143)		2004
One Merriweather	Columbia, MD	23,589	1,432	58,936	(1,432)	88,863	—	147,799	147,799	—	2015
Two Merriweather	Columbia, MD	—	1,019	4,931	(1,019)	1,019	—	5,950	5,950	—
Millennium Waterway Apartments	The Woodlands, TX	55,584	15,917	56,002	—	471	15,917	56,473	72,390	(10,580)		2012
Millennium Six Pines Apartments	The Woodlands, TX	42,500	4,000	—	7,225	54,492	11,225	54,492	65,717	(834)		2016
9303 New Trails	The Woodlands, TX	12,378	1,929	11,915	—	2,076	1,929	13,991	15,920	(2,582)		2011
110 N. Wacker	Chicago, IL	22,704	—	29,035	12,249	6,597	12,249	35,632	47,881	(15,119)		1997
One Mall North	Columbia, MD	—	22,200	—	(14,378)	13,016	7,822	13,016	20,838	(31)
Outlet Collection at Elk Grove	Elk Grove, CA	—	—	—	—	13,759	—	13,759	13,759	(5)		2003
Outlet Collection at Riverwalk	New Orleans, LA	55,778	—	94,513	—	562	—	95,075	95,075	(12,047)		2004
Seaport Tin Building	New York, NY	—	—	8,290	—	—	—	8,290	8,290	—
Seaport Mixed-Use	New York, NY	—	—	7,641	—	—	—	7,641	7,641	—
85 South Street	New York, NY	—	15,913	8,137	—	468	15,913	8,605	24,518	(1,370)		2014
South Street Seaport	New York, NY	—	—	7,884	—	369,868	—	377,752	377,752	(3,997)		2004
Summerlin	Las Vegas, NV	40,438	990,179	—	(107,635)	1,157	882,544	1,157	883,701	(567)		2004
3831 Technology Forest Drive	The Woodlands, TX	22,383	514	14,194	—	1,703	514	15,897	16,411	(1,645)		2014
The Metropolitan Downtown Columbia	Columbia, MD	—	—	—	—	7	—	7	7	—
The Woodlands	The Woodlands, TX	150,000	267,996	9,814	(43,318)	7,685	224,678	17,499	242,177	(2,513)		2011
The Woodlands Hills	Conroe, TX	—	99,284	—	3,738	—	103,022	—	103,022	—		2014
The Woodlands Parking Garages	The Woodlands, TX	—	5,857	—	1,529	11,728	7,386	11,728	19,114	(796)		2011
The Woodlands Resort & Conference Center	The Woodlands, TX	70,000	13,258	37,983	—	75,193	13,258	113,176	126,434	(11,737)		2011
The Westin at the Woodlands	The Woodlands, TX	58,077	22,473	—	(20,520)	88,136	1,953	88,136	90,089	(2,330)
Waiea	Honolulu, HI	45,892	—	20,812	—	29,307	—	50,119	50,119	—
Ward Gateway Towers	Honolulu, HI	—	5,201	24,069	(5,201)	5,200	—	29,269	29,269	—	2015
Ward Village Retail	Honolulu, HI	238,718	164,007	89,321	(42,205)	171,851	121,802	261,172	382,974	(50,568)		2002
Waterway Garage Retail	The Woodlands, TX	—	1,342	4,255	(1)	1,386	1,341	5,641	6,982	(993)		2011
3 Waterway Square	The Woodlands, TX	51,590	748	—	—	42,332	748	42,332	43,080	(7,422)		2012

4 Waterway Square	The Woodlands, TX	36,249	1,430	51,553	—	7,016	1,430	58,569	59,999	(11,225)	2011
20/25 Waterway Avenue	The Woodlands, TX	13,886	2,346	8,871	—	767	2,346	9,638	11,984	(1,790)	2011
West Windsor	Princeton, NJ	—	—	—	53	24,859	53	24,859	24,912	—	2004
1400 Woodloch Forest	The Woodlands, TX	—	—	—	1,570	14,085	1,570	14,085	15,655	(3,609)	1981
Corporate	Various	760,169	885	1,027	(885)	39,935	—	40,962	40,962	(12,531)
	Deferred Financing Costs	(11,934)	—	—	—	—	—	—	—	—
		$2,690,747	$2,478,353	$1,260,426	$(487,856)	$1,728,917	$1,990,497	$2,989,343	$4,979,840	$(245,814)

(a)	See description of mortgages, notes and loans payable in Note 8 of the Consolidated Financial Statements.
(b)	Initial cost for projects undergoing development or redevelopment is cost at end of first complete calendar year subsequent to opening.
(c)

For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write‑downs. For MPCs, costs capitalized subsequent to acquisitions are net of the cost of land sales.

(d)	The aggregate cost of land, building and improvements for federal income tax purposes is approximately $4.0 billion.
(e)	Reductions in Land reflect transfers to Buildings and Improvements for projects which we are internally developing.
(f)	Includes all amounts related to Developments.
(g)	Depreciation is computed based upon the following estimated lives:

Asset Type	Years
Buildings and improvements	10 - 45
Equipment, tenant improvements and fixtures	5 - 10
Computer hardware and software, and vehicles	3 - 5

Reconciliation of Real Estate
(In thousands)	2016	2015	2014
Balance at beginning of year	$4,774,632	$4,116,556	$3,024,833
Change in Land	122,446	95,095	296,147
Additions	830,896	834,346	973,833
Impairments	(35,734)	—	—
Dispositions and write-offs and land and condominium costs of sales	(712,400)	(271,365)	(178,257)
Balance at end of year	$4,979,840	$4,774,632	$4,116,556

\
Reconciliation of Accumulated Depreciation
(In thousands)	2016	2015	2014
Balance at beginning of year	$232,969	$157,182	$111,728
Depreciation Expense	81,878	82,275	50,683
Dispositions and write-offs	(69,033)	(6,488)	(5,229)
Balance at end of year	$245,814	$232,969	$157,182