Form 10-Q
period 2017-03-31
Howard Hughes Corp
filed 2017-05-03
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

The number of shares of common stock, $0.01 par value, outstanding as of April 28, 2017 was 40,321,379.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31,	December 31,
(In thousands, except share amounts)	2017	2016
Assets:
Investment in real estate:
Master Planned Community assets	$1,672,484	$1,669,561
Buildings and equipment	2,131,973	2,027,363
Land	314,259	320,936
Less: accumulated depreciation	(266,260)	(245,814)
Developments	994,864	961,980
Net property and equipment	4,847,320	4,734,026
Investment in Real Estate and Other Affiliates	70,381	76,376
Net investment in real estate	4,917,701	4,810,402
Cash and cash equivalents	541,508	665,510
Accounts receivable, net	10,177	10,038
Municipal Utility District receivables, net	160,189	150,385
Deferred expenses, net	64,155	64,531
Prepaid expenses and other assets, net	714,412	666,516
Total assets	$6,408,142	$6,367,382

Liabilities:
Mortgages, notes and loans payable	$2,750,254	$2,690,747
Deferred tax liabilities	210,043	200,945
Warrant liabilities	313,797	332,170
Accounts payable and accrued expenses	516,742	572,010
Total liabilities	3,790,836	3,795,872

Commitments and Contingencies (see Note 15)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 40,324,040 shares issued and 40,311,979 outstanding as of March 31, 2017 and 39,802,064 shares issued and 39,790,003 outstanding as of December 31, 2016	404	398
Additional paid-in capital	2,893,042	2,853,269
Accumulated deficit	(272,253)	(277,912)
Accumulated other comprehensive loss	(6,428)	(6,786)
Treasury stock, at cost, 12,061 shares as of March 31, 2017 and December 31, 2016, respectively	(1,231)	(1,231)
Total stockholders' equity	2,613,534	2,567,738
Noncontrolling interests	3,772	3,772
Total equity	2,617,306	2,571,510
Total liabilities and equity	$6,408,142	$6,367,382

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
Revenues:
Condominium rights and unit sales	$80,145	$122,094
Master Planned Community land sales	53,481	41,942
Minimum rents	46,326	41,309
Builder price participation	4,661	4,647
Tenant recoveries	11,399	10,528
Hospitality revenues	19,711	12,909
Other land revenues	10,582	3,033
Other rental and property revenues	5,457	3,204
Total revenues	231,762	239,666

Expenses:
Condominium rights and unit cost of sales	60,483	74,815
Master Planned Community cost of sales	25,869	15,688
Master Planned Community operations	9,394	9,594
Other property operating costs	18,508	15,742
Rental property real estate taxes	7,537	6,748
Rental property maintenance costs	3,028	3,132
Hospitality operating costs	13,845	10,475
Provision for doubtful accounts	535	3,041
Demolition costs	65	472
Development-related marketing costs	4,205	4,531
General and administrative	18,117	20,324
Depreciation and amortization	25,524	22,972
Total expenses	187,110	187,534

Operating income before other items	44,652	52,132

Other:
Gains on sales of properties	32,215	140,479
Other income, net	687	359
Total other	32,902	140,838

Operating income	77,554	192,970

Interest income	622	269
Interest expense	(17,858)	(15,993)
Loss on redemption of senior notes due 2021	(46,410)	—
Warrant liability (loss) gain	(12,562)	29,820
Gain on acquisition of joint venture partner's interest	5,490	—
Equity in earnings from Real Estate and Other Affiliates	8,520	1,932
Income before taxes	15,356	208,998
Provision for income taxes	(9,697)	(65,233)
Net income	5,659	143,765
Net income attributable to noncontrolling interests	—	—
Net income attributable to common stockholders	$5,659	$143,765

Basic income per share:	$0.14	$3.64

Diluted income per share:	$0.13	$2.69

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended March 31,
(In thousands)	2017	2016
Net income	$5,659	$143,765
Other comprehensive income (loss):
Interest rate swaps (a)	433	(9,808)
Capitalized swap interest expense (b)	(75)	(63)
Other comprehensive income (loss)	358	(9,871)
Comprehensive income	6,017	133,894
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income attributable to common stockholders	$6,017	$133,894

(a)	Amounts are shown net of deferred tax expense of $0.3 million and deferred tax benefit of $5.3 million for the three months ended March 31, 2017 and 2016, respectively.
(b)	Net of deferred tax benefit of $0.1 million for both the three months ended March 31, 2017 and 2016, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Interests	Equity
Balance December 31, 2015	39,714,838	$398	$2,847,823	$(480,215)	$(7,889)	—	$—	$3,772	$2,363,889
Net income	—	—	—	143,765	—	—	—	—	143,765
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—
Preferred dividend payment on behalf of subsidiary	—	—	—	—	—	—	—	—	—
Interest rate swaps, net of tax $5,268	—	—	—	—	(9,808)	—	—	—	(9,808)
Capitalized swap interest, net of tax $34	—	—	—	—	(63)	—	—	—	(63)
Stock plan activity	117,338	—	3,520	—	—	—	—	—	3,520
Treasury stock activity	—	—	—	—	—	(8,390)	(840)	—	(840)
Balance, March 31, 2016	39,832,176	398	2,851,343	(336,450)	(17,760)	(8,390)	(840)	3,772	2,500,463

Balance December 31, 2016	39,802,064	398	2,853,269	(277,912)	(6,786)	(12,061)	(1,231)	3,772	2,571,510
Net income	—	—	—	5,659	—	—	—	—	5,659
Interest rate swaps, net of tax of $254	—	—	—	—	433	—	—	—	433
Capitalized swap interest, net of tax of $41	—	—	—	—	(75)	—	—	—	(75)
Stock plan activity	249,378	3	8,841	—	—	—	—	—	8,844
Exercise of warrants	272,598	3	30,932	—	—	—	—	—	30,935
Balance, March 31, 2017	40,324,040	$404	$2,893,042	$(272,253)	$(6,428)	(12,061)	$(1,231)	$3,772	$2,617,306

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$5,659	$143,765
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	21,540	19,496
Amortization	3,984	3,476
Amortization of deferred financing costs	1,638	1,685
Amortization of intangibles other than in-place leases	(483)	(186)
Straight-line rent amortization	(1,291)	(2,792)
Deferred income taxes	8,888	60,571
Restricted stock and stock option amortization	1,906	2,722
Gains on sales of properties	(32,215)	(140,479)
Gain on acquisition of joint venture partner's interest	(5,490)	—
Warrant liability loss (gain)	12,562	(29,820)
Loss on redemption of senior notes due 2021	46,410	—
Equity in earnings from Real Estate and Other Affiliates, net of distributions	(4,281)	944
Provision for doubtful accounts	535	3,041
Master Planned Community land acquisitions	(1,415)	(69)
Master Planned Community development expenditures	(43,623)	(34,468)
Master Planned Community cost of sales	23,327	15,450
Condominium development expenditures	(86,279)	(64,363)
Condominium rights and unit cost of sales	60,483	74,815
Percentage of completion revenue recognition from sale of condominium rights and unit sales	(80,145)	(122,094)
Net changes:
Accounts receivable	3,178	4,564
Prepaid expenses and other assets	(1,538)	3,139
Condominium deposits received	11,847	17,381
Deferred expenses	(1,682)	(578)
Accounts payable and accrued expenses	(59,109)	8,745
Condominium deposits held in escrow	(11,847)	(17,381)
Condominium deposits released from escrow	69,553	10,607
Other, net	128	(532)
Cash used in operating activities	(57,760)	(42,361)

Cash Flows from Investing Activities:
Property and equipment expenditures	(2,559)	(5,855)
Operating property improvements	(4,722)	(2,670)
Property developments and redevelopments	(111,674)	(110,918)
Acquisition of partner's interest in Las Vegas 51s	(15,404)	—
Proceeds for reimbursement of development costs	10,597	—
Proceeds from sales of properties	36,000	378,257
Distributions from Real Estate and Other Affiliates	—	7,070
Note issued to Real Estate Affiliate	—	(25,000)
Investments in Real Estate and Other Affiliates, net	(724)	(6,498)
Change in restricted cash	975	4,785
Cash (used in) provided by investing activities	(87,511)	239,171

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	$944,663	$98,616
Principal payments on mortgages, notes and loans payable	(881,476)	(1,981)
Premium paid to redeem 2021 senior notes	(39,966)	—
Special Improvement District bond funds released from (held in) escrow	581	—
Deferred financing costs	(9,215)	(1,072)
Taxes paid on vested stock options and restricted stock	(4,589)	(840)
Stock options exercised	11,271	—
Cash provided by financing activities	21,269	94,723

Net change in cash and cash equivalents	(124,002)	291,533
Cash and cash equivalents at beginning of period	665,510	445,301
Cash and cash equivalents at end of period	$541,508	$736,834

Supplemental Disclosure of Cash Flow Information:
Interest paid	$42,997	$15,236
Interest capitalized	16,305	13,959
Income taxes paid	429	181

Non-Cash Transactions:
Special Improvement District bond transfers associated with land sales	2,542	32
Accrued interest on construction loan borrowing	1,011	2,429
Capitalized stock compensation	531	798
Acquisition of Las Vegas 51s
Furniture and fixtures	87	—
Developments	65	—
Accounts receivable	633	—
Other assets	33,313	—
Other liabilities	(2,294)	—

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”), filed on February 23, 2017 with the SEC. Certain amounts in 2016 have been reclassified to conform to 2017 presentation. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss), cash flows and equity for the interim periods have been included. The results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements up to the date and time this Quarterly Report was filed.

NOTE 2 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The following is a summary of recently issued and other notable accounting pronouncements which relate to our business.

In February 2017, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update (“ASU”) 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The standard defines an “in-substance non-financial asset,” as a financial asset promised to a counterparty in a contract if substantially all the fair value of the assets is concentrated in nonfinancial assets. The ASU also provides guidance for accounting for partial sales of non-financial assets. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. The new standard must be adopted retrospectively with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This standard is intended to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognizing the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The new standard must be adopted prospectively with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2017, the FASB formally issued, and we early adopted ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, as permitted, on a prospective basis. The standard provides criteria to determine when an integrated set of assets and activities is not a business. The criteria requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. However, to be considered a business, the set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. Under the new guidance, the acquisition of a property with an in-place lease generally will no longer be accounted for as an acquisition of a business, but instead as an asset acquisition, meaning the transaction costs of such an acquisition will now be capitalized instead of expensed. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

December 15, 2017. Our adoption did not have a material impact on our accounting for acquisitions in the first quarter.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. ASU 2016-18 will impact the presentation of cash on our consolidated balance sheet and our presentation of operating, investing and financing activities related to restricted cash on our condensed consolidated statement of cash flows.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The standard requires reporting entities to evaluate whether they should consolidate a variable interest entity (“VIE”) in certain situations involving entities under common control. Specifically, the standard changes the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The new standard was effective January 1, 2017 and must be adopted retrospectively. We currently have no VIEs involving entities under common control, and accordingly, adoption of this ASU had no impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15,  Classification of Certain Cash Receipts and Cash Payments. The standard addresses how certain cash receipts and payments are presented and classified in the statement of cash flows, including debt extinguishment costs, distributions from equity method investees and contingent consideration payments made after a business combination. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted. The new standard must be adopted retrospectively. We are still evaluating but do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses. The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effective date of the standard is for fiscal years, and for interim periods within those years, beginning after December 15, 2019 with early adoption permitted. We are currently evaluating ASU 2016-13 on our consolidated financial statements but do not anticipate significant impact on adoption.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The standard amends several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new guidance requires entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled, in contrast to current guidance wherein such effects are recorded in additional paid-in capital (“APIC”). It also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We adopted the ASU as of January 1, 2017, and it did not have a material impact on our accounting for excess tax benefits and tax deficiencies as our stock compensation plans, which permit net-share settlement, had minimal vesting and exercise activity prior to January 1, 2017. The amounts recorded in APIC prior to our adoption can remain in APIC per the new standard. Our plans allow us, at the employee’s request, to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate for the employee’s applicable jurisdiction. We will continue to estimate forfeitures as allowed by an election under the new guidance. Our condensed consolidated statements of cash

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

flows for the three months ended March 31, 2017 and 2016 present excess tax benefits as an operating activity and employee taxes paid as a financing activity as required by ASU 2016-09.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02, codified in Accounting Standards Codification (“ASC”) 842. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

In May 2014, the FASB and International Accounting Standards Board issued ASU 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted. We have concluded that after adoption we will not be able to recognize revenue for condominium projects on a percentage of completion basis, and generally revenue will be recognized when the units close and the title has transferred to the buyer. Entities have the option of using either a full retrospective or a modified approach. We have elected to apply a full retrospective approach of adoption. We are continuing to evaluate the new guidance to determine any other impacts on our consolidated financial statements.

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

In November 2010 and February 2011, we entered into certain agreements (the “Management Warrants”) with David R. Weinreb, our Chief Executive Officer, Grant Herlitz, our President, and Andrew C. Richardson, our former Chief Financial Officer, in each case prior to his appointment to such position, to purchase 2,367,985,  315,731 and 178,971 shares, respectively, of our common stock. The Management Warrants represent underlying shares, which may be adjusted pursuant to a net settlement option, were issued pursuant to such agreements, at fair value in exchange for a combined total of approximately $19.0 million in cash from such executives at the commencement of their respective employment. Mr. Weinreb and Mr. Herlitz’s warrants have an exercise price of $42.23 per share and Mr. Richardson’s warrants have an exercise price of $54.50 per share, and all warrants are currently exercisable. Mr. Herlitz exercised his warrants in early January 2017, resulting in the net issuance of 198,184 shares in accordance with the warrant provisions. Mr. Herlitz also donated 6,850 shares to a charitable trust, which were net share settled for 4,400 shares in accordance with the warrant provisions. In February and March 2017, Mr. Richardson exercised 130,000 Management Warrants, resulting in the net issuance of 70,014 shares in accordance with the warrant provisions. Mr. Weinreb’s warrants expire in November 2017, and Mr. Richardson’s remaining warrants expire in February 2018.

As of March 31, 2017, the estimated $129.4 million fair value for the Sponsor Warrants representing warrants to purchase 1,916,667 shares and the estimated $184.4 million fair value for the remaining Management Warrants representing warrants to purchase 2,416,956 shares were recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsor Warrants and Management Warrants were $123.5 million and $208.7 million, respectively, as of December 31, 2016. The fair values

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 7 – Fair Value of Financial Instruments in our Condensed Consolidated Financial Statements. Decreases and increases in the fair value of the Sponsor Warrants and the Management Warrants are recognized as warrant liability gains or losses, respectively, in the Condensed Consolidated Statements of Operations.

On October 7, 2016, we entered into a management warrant agreement with our new Chief Financial Officer, David R. O’Reilly, prior to his appointment to the position. This warrant represents 50,125 underlying shares with an exercise price of $112.08 per share and was issued at fair value in exchange for $1.0 million in cash from Mr. O’Reilly. The new warrants  qualify as equity instruments and are included within additional paid-in capital in the Condensed Consolidated Balance Sheet at March 31, 2017 and December 31, 2016.

NOTE 4 EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted‑average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and nonvested stock issued under stock‑based compensation plans is computed using the treasury stock method. The dilutive effect of the Sponsor Warrants and Management Warrants is computed using the if‑converted method. Gains associated with the changes in the fair value of the Sponsor Warrants and Management Warrants are excluded from the numerator in computing diluted earnings per share because inclusion of such gains in the computation would be anti‑dilutive.

Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
Basic EPS:
Numerator:
Net income	$5,659	$143,765
Net income attributable to noncontrolling interests	—	—
Net income attributable to common stockholders	$5,659	$143,765

Denominator:
Weighted average basic common shares outstanding	39,799	39,473

Diluted EPS:
Numerator:
Net income attributable to common stockholders	$5,659	$143,765
Less: Warrant liability gain	—	(29,820)
Adjusted net income attributable to common stockholders	$5,659	$113,945

Denominator:
Weighted average basic common shares outstanding	39,799	39,473
Restricted stock and stock options	317	357
Warrants	2,641	2,570
Weighted average diluted common shares outstanding	42,757	42,400

Basic income per share:	$0.14	$3.64

Diluted income per share:	$0.13	$2.69

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The diluted EPS computation as of March 31, 2017 excludes 328,500 stock options because their inclusion would have been anti-dilutive and 170,847 shares of restricted stock because market conditions have not been met.

The diluted EPS computation for the three months ended March 31, 2016 excluded 392,000 stock options because their inclusion would have been anti-dilutive and 37,440 shares of restricted stock because market conditions had not been met.

NOTE 5 RECENT TRANSACTIONS

On May 2, 2017, we announced that Bank of America will serve as the lead anchor tenant to the 51 story trophy Class A downtown office building at 110 North Wacker Drive in Chicago, Illinois. The lease accounts for more than a third of the Goettsch-designed 1.35 million square-foot high-rise. With construction planned to start in the spring of 2018, we expect the building to open late 2020.

On March 16, 2017, we offered, sold and issued $800.0 million in aggregate principal amount of 5.375% senior notes due March 15, 2025 (the “2025 Notes”) to Qualified Institutional Buyers (as defined in the Securities Act of 1933) in accordance with Rule 144A and Regulation S and completed a tender offer and consent solicitation for any and all of our $750.0 million existing 6.875% senior notes due October 1, 2021. We used the net proceeds to redeem all of the 6.875% senior notes and to pay related transaction fees and expenses. Interest on the 2025 Notes is paid semi-annually, on March 15th and September 15th of each year beginning on September 15, 2017. At any time prior to March 15, 2020, we may redeem all or a portion of the Senior Notes at a redemption price equal to 100% of the principal plus a “make-whole” declining call premium thereafter to maturity. At any time prior to March 15, 2020, we may redeem 35% of the 2025 Notes at a price of 105.375% with net cash proceeds of certain equity offerings, plus accrued and unpaid interest. The notes contain customary terms and covenants and have no maintenance covenants.

On March 1, 2017 (the “Acquisition Date”), we acquired our joint venture partner’s 50.0% interest in the Las Vegas 51s minor league baseball team for $16.4 million.  Upon completion of the transaction, we became the sole owner (100%) of this Triple-A baseball team affiliated with the New York Mets. We recognized a gain of $5.4 million in conjunction with this acquisition relating to the step-up to fair value of the assets acquired. The estimated fair value of the assets acquired and liabilities assumed are provisional as of March 31, 2017, pending final determinations of the fair value of the intangible assets existing as of the Acquisition Date. Accordingly, the assets acquired and liabilities assumed may change upon finalization of our valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the Acquisition Date. Total assets of $35.6 million and liabilities of $2.3 million were consolidated into our financial statements at fair value as of the Acquisition Date. Prior to the acquisition, we accounted for our investment in the Las Vegas 51s under the equity method within Investment in Real Estate and Other Affiliates and recognized a loss of $0.2 million in equity in earnings. Included in the Condensed Consolidated Statements of Operations from the Acquisition Date through March 31, 2017 are revenues of $1.3 million and pre-tax net income from operations of $0.3 million.

On January 18, 2017, we closed on a land sale of approximately 36 acres of our 100-acre property, The Elk Grove Collection (formerly known as The Outlet Collection at Elk Grove), for gross sales proceeds of $36.0 million, resulting in a pre-tax gain of $32.2 million. We continue to pursue the development of the remaining 64 acres, however, commencement of construction is dependent on meeting internal pre-leasing and financing requirements for the project.

On January 6, 2017, we acquired the 11.4-acre Macy’s store and parking lot adjacent to Landmark Mall in Alexandria, VA, for $22.2 million. Landmark Mall, which we own, was closed and transferred to our Strategic Developments segment in January 2017. We intend to transform the property into an open-air, mixed-use community with retail, residential and entertainment components.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 6 IMPAIRMENT

We review our real estate assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment or disposal of long‑lived assets in accordance with ASC 360 requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over our anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below market rate of return.

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

No impairment charges were recorded during the three months ended March 31, 2017 or 2016. We periodically evaluate our strategic alternatives with respect to each of our properties and may revise our strategy from time to time, including our intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, we may decide to sell property that is held for use, and the sale price may be less than the carrying amount. As a result, these changes in strategy could result in impairment charges in future periods.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for each of our assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2017				December 31, 2016
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$—	$—	$—	$—	$18	$18	$—	$—
Liabilities:
Interest Rate Swaps and Caps	(540)	—	(540)	—	(149)	—	(149)	—
Warrants	313,797	—	—	313,797	332,170	—	—	332,170

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

The valuation of warrants is based on an option pricing valuation model, utilizing inputs which are classified as Level 3 due to the unavailability of comparable market data. The inputs to the valuation model include the fair value of stock related to the warrants, exercise price and term of the warrants, expected volatility, risk-free interest rate and dividend yield. Generally, an increase in expected volatility would increase the fair value of the liability, but the impact of the volatility on fair value diminishes as the market value of the stock increases above the strike price. As the period of restriction lapses, the marketability discount reduces to zero and increases the fair value of the warrants.

The following table presents a rollforward of the valuation of our Sponsor and Management Warrants:

(In thousands)	2017	2016
Balance as of January 1	$332,170	$307,760
Warrant liability loss (gain) (a)	12,562	(29,820)
Exercises of Management Warrants	(30,935)	—
Balance as of March 31	$313,797	$277,940

(a)

Represents unrealized gains/losses during 2017 and 2016 relating to outstanding warrants at the end of the period. Changes in the fair value of the Sponsor and Management Warrants were recognized in net income as a warrant liability gain or loss.

The significant unobservable inputs used in the fair value measurement of our warrant liabilities as of March 31, 2017 and December 31, 2016 are as follows:

	Unobservable Inputs
	Expected Volatility (a)	Marketability Discount (b)
March 31, 2017	24.1%	0.0%
December 31, 2016	31.0%	0.0% - 1.0%

(a)	Based on our implied equity volatility.
(b)

Represents the discount rate for lack of marketability of the Management Warrants which decreases as the current date approaches the dates of contractual expiration of the marketability restrictions. As all Management Warrants are exercisable as of March 31, 2017, this discount is zero.

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

		March 31, 2017		December 31, 2016
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash	Level 1	$541,508	$541,508	$665,492	$665,492

Liabilities:
Fixed-rate debt	Level 2	$1,324,367	$1,316,391	$1,184,141	$1,224,573
Variable-rate debt	Level 2	1,447,125	1,447,125	1,524,319	1,524,319

The fair value of fixed-rate debt in the table above, not including our Senior Notes (please refer to Note 9 – Mortgages, Notes and Loans Payable in our Condensed Consolidated Financial Statements), was estimated based on a discounted future cash payment model, which includes risk premiums and a risk free rate derived from the current London Interbank

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Offered Rate (“LIBOR”) or U.S. Treasury obligation interest rates. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity. The fair value of our Senior Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented.

The carrying amounts for our variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value because of the short‑term maturity of these instruments.

NOTE 8 REAL ESTATE AND OTHER AFFILIATES

Our investments in Real Estate and Other Affiliates that are reported on the equity and cost methods are as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	March 31,	December 31,	March 31,	December 31,	Three Months Ended March 31,
($ in thousands)	2017	2016	2017	2016	2017	2016
Equity Method Investments
Master Planned Communities:
The Summit (a)	—%	—%	$37,932	$32,653	$5,280	$—
Operating Assets:
Las Vegas 51s, LLC (c)	100.00	50.00	—	11,062	(152)	(159)
Constellation (a) (b)	50.00	50.00	2,793	2,730	64	—
The Metropolitan Downtown Columbia (d)	50.00	50.00	(1,607)	(1,064)	57	(717)
Millennium Six Pines Apartments (e)	100.00	100.00	—	—	—	13
Stewart Title of Montgomery County, TX	50.00	50.00	3,588	3,611	26	102
Woodlands Sarofim #1	20.00	20.00	2,658	2,683	7	53
Strategic Developments:
Circle T Ranch and Power Center	50.00	50.00	4,456	4,956	—	—
HHMK Development	50.00	50.00	10	10	—	—
KR Holdings	50.00	50.00	718	707	11	5
m.flats/TEN.M (a)	50.00	50.00	6,464	6,379	—	—
33 Peck Slip (Grandview SHG, LLC) (a) (f)	35.00	35.00	8,963	8,243	(156)	19
			65,975	71,970	5,137	(684)
Cost method investments			4,406	4,406	3,383	2,616
Investment in Real Estate and Other Affiliates			$70,381	$76,376	$8,520	$1,932

(a)	Please refer to the discussion below for a description of the joint venture ownership structure.
(b)	Equity method variable interest entity (“VIE”) as of March 31, 2017.
(c)	On March 1, 2017, we acquired our joint venture partner’s interest and have fully consolidated the assets and liabilities of the entity.
(d)	The Metropolitan Downtown Columbia was placed in service in first quarter 2015.
(e)	On July 20, 2016, we acquired our joint venture partner’s interest in Millennium Six Pines Apartments and have fully consolidated the assets and liabilities of the entity as of December 31, 2016.
(f)

The 33 Peck Slip hotel was closed in December 2016 for redevelopment and was transferred to the Strategic Developments segment as of January 1, 2017. The prior year share of earnings for the three months ended March 31, 2016 was recorded in the Operating Assets segment but is reflected here for comparative purposes.

As of March 31, 2017, we are not the primary beneficiary of the VIE listed above because we do not have the power to direct activities that most significantly impact the economic performance of the joint venture, and therefore, we report our interests on the equity method. Our maximum exposure to loss as a result of this investment is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of this VIE. The aggregate carrying value of unconsolidated VIEs was $2.8 million and $13.8 million as of March 31, 2017 and December 31, 2016, respectively, and was classified as Investment in Real Estate and Other Affiliates in the Condensed Consolidated Balance Sheets.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

As of March 31, 2017, approximately $157.2 million of indebtedness was secured by the properties owned by our Real Estate and Other Affiliates of which our share was approximately $71.5 million based upon our economic ownership. All of this indebtedness is without recourse to us.

We are the primary beneficiary of one VIE which is consolidated in the financial statements. The creditors of the consolidated VIE do not have recourse to us. As of March 31, 2017, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.8 million and $1.5 million, respectively. As of December 31, 2016, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.7 million and $1.4 million, respectively. The assets of the VIE are restricted for use only by the particular VIE and are not available for our general operations.

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

After receipt of Our Capital Contribution and a 5.0% preferred return, Discovery is entitled to cash distributions by the joint venture until it has received two times its equity contribution. Any further cash distributions are shared 50/50. Discovery is the manager on the project, and development began in second quarter 2015. Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, our share of the venture’s income-producing activities will be recognized based on the Hypothetical Liquidation Book Value (“HLBV”) method. Under this method, we recognize equity in earnings from the joint venture based on the change in our underlying share of the venture’s net assets on a hypothetical liquidation basis as of the reporting date.

The Summit had $152.2 million of assets, $112.2 million in liabilities and $40.0 million of equity as of March 31, 2017. As of December 31, 2016, The Summit had $151.3 million of assets, $116.5 million in liabilities and $34.8 million of equity. For the three months ended March 31, 2017 and March 31, 2016, The Summit had revenues of $11.5 million and $0 (recognized on a percentage of completion basis), gross margin of $6.5 million and $0 million and net income (loss) of $5.3 million and ($0.8) million, respectively.

33 Peck Slip

In January 2016, we entered into a joint venture to purchase a hotel located at 33 Peck Slip in the Seaport District of New York. We advanced a bridge loan of $25.0 million at a 5.0% interest rate to the joint venture at closing to expedite the acquisition, which was repaid in full in June 2016. In second quarter 2016, upon completion of a refinancing of the property with a $36.0 million redevelopment loan, we made an additional capital contribution of $2.3 million. Our total investment in the joint venture is $9.0 million as of March 31, 2017. The 33 Peck Slip hotel was closed in December 2016 for redevelopment and was transferred to the Strategic Developments segment.

m.flats/TEN.M

On October 4, 2013, we entered into a joint venture agreement with a local developer, Kettler, Inc. (“Kettler”), to construct an apartment complex with ground floor retail in Downtown Columbia, Maryland. We contributed approximately five

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

acres of land having a book value of $4.0 million to the joint venture and subsequently incurred an additional $3.1 million in capitalized development costs for a total book value contribution of $7.1 million. Our land was valued at $23.4 million, or $53,500 per constructed unit. In January 2016, the venture closed on an $88.0 million construction loan which is non-recourse to us and bears interest at one-month LIBOR plus 2.40% with an initial maturity date of February 2020, with three,  one-year extension options. At loan closing, Kettler contributed $16.1 million in cash and $7.3 million was distributed to us, of which we subsequently reinvested $6.3 million in 2016. We accounted for this transaction as a partial sale of the land for which we recognized a net profit of $0.2 million at December 31, 2016.

Constellation

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment development in Summerlin. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. This project represents the first residential development in Summerlin’s 400-acre downtown. In first quarter 2015, we contributed a 4.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture. Our partner contributed $3.2 million of cash for their 50% interest. Additionally, our partner is the development manager, funded all pre-development activities, obtained construction financing in first quarter 2015 and provided guarantees required by the lender. The project is financed by a $15.8 million construction loan with an outstanding balance of $14.0 million as of March 31, 2017. The loan is non-recourse to us. In fourth quarter 2015, we each contributed an additional $1.0 million to the joint venture to fund development costs. Upon a sale of the property, we are entitled to 50% of the proceeds up to, and 100% of the proceeds in excess of, an amount determined by applying a 7.0% capitalization rate to net operating income. The venture commenced construction in February 2015 and is being completed in phases. New tenants began to take occupancy in third quarter 2016. As of March 31, 2017, the project is 77.4% occupied and 85.5% leased.

NOTE 9 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$1,283,481	$1,140,118
Special Improvement District bonds	40,886	44,023
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	1,447,125	1,524,319
Deferred Financing Costs, net	(21,238)	(17,713)
Total mortgages, notes and loans payable	$2,750,254	$2,690,747

(a)

As more fully described below, $181.2 million and $182.1 million of variable‑rate debt has been swapped to a fixed-rate for the term of the related debt as of March 31, 2017 and December 31, 2016, respectively.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents our mortgages, notes, and loans payable by property, presented in order of extended maturity date:

				Maximum	Carrying Value
	Initial / Extended	Interest		Facility	March 31,	December 31,
($ in thousands)	Maturity (a)	Rate		Amount	2017	2016
Master Planned Communities
The Woodlands Master Credit Facility	August 2018	3.68%	(b)	$150,000	150,000	150,000
Summerlin South SID Bonds - S124	December 2019	5.95%			$123	$123
Summerlin South SID Bonds - S128	December 2020	7.30%			440	440
Summerlin South SID Bonds - S132	December 2020	6.00%			1,248	1,268
Bridgeland Credit Facility	November 2020 / November 2022	4.60%	(b)	65,000	65,000	65,000
Summerlin South SID Bonds - S151	June 2025	6.00%			4,159	4,159
Summerlin South SID Bonds - S128C	December 2030	6.05%			4,600	4,600
Summerlin South SID Bonds - S159	June 2035	6.00%			2,389	2,389
Summerlin West SID Bonds - S812	October 2035	6.00%			24,576	27,459
Master Planned Communities Total					252,535	255,438

Operating Assets
1701 Lake Robbins	April 2017	5.81%			4,600	4,600
1725-35 Hughes Landing Boulevard	June 2018 / June 2019	2.58%	(b)	143,000	109,876	105,647
70 Columbia Corporate Center	July 2017 / July 2019	3.18%	(b)		20,000	20,000
Downtown Summerlin (c)	July 2017 / July 2019	3.18%	(b)	311,800	305,888	302,981
The Westin at The Woodlands (c)	August 2018 / August 2019	3.58%	(b)	69,300	58,077	58,077
110 N. Wacker	October 2019	5.21%	(d)		21,759	22,704
Outlet Collection at Riverwalk	October 2017 / October 2019	3.68%	(b)	56,100	55,293	55,778
Three Hughes Landing (c)	December 2017 / December 2019	3.28%	(b)	65,455	36,462	35,053
Lakeland Village Center at Bridgeland	May 2018 / May 2020	3.28%	(b)	14,000	10,644	9,979
Embassy Suites at Hughes Landing	October 2018 / October 2020	3.43%	(b)	37,100	30,223	29,461
The Woodlands Resort & Conference Center	December 2018 / December 2020	4.18%	(b)		70,000	70,000
One Merriweather	February 2020 / February 2021	3.08%	(b)	49,900	34,072	23,588
HHC 242 Self-Storage	October 2019 / October 2021	3.53%	(b)	6,658	4,995	3,708
10-60 Columbia Corporate Centers / One Mall North	May 2020 / May 2022	3.04%	(b)(e)		94,463	80,000
20/25 Waterway Avenue	May 2022	4.79%			13,825	13,886
Millennium Waterway Apartments	June 2022	3.75%			55,584	55,584
Ward Village	September 2021 / September 2023	3.54%	(b)(f)		238,718	238,718
9303 New Trails	December 2023	4.88%			12,286	12,378
4 Waterway Square	December 2023	4.88%			35,979	36,249
3831 Technology Forest Drive	March 2026	4.50%			22,282	22,383
Millennium Six Pines Apartments	August 2028	3.39%			42,500	42,500
3 Waterway Square	August 2028	3.94%			51,279	51,590
One Lakes Edge	March 2029	4.50%			69,440	68,874
One Hughes Landing	December 2029	4.30%			52,000	52,000
Downtown Summerlin SID Bonds - S128	December 2030	6.05%			3,350	3,350
Two Hughes Landing	December 2030	4.20%			48,000	48,000
Hughes Landing Retail	December 2036	3.50%		35,000	35,000	35,000
Columbia Regional Building	February 2037	4.48%		25,000	25,000	22,188
Other					237	235
Capital lease obligations	various	3.60%			—	1
Operating Assets Total					1,561,832	1,524,512

Strategic Developments
Waiea and Anaha (g)	November 2017 / November 2019	7.68%	(b)	410,000	137,689	160,847
Ke Kilohana	December 2019 / December 2020	4.18%	(b)	142,656	—	—
Two Merriweather	October 2020 / October 2021	3.43%	(b)	33,156	—	—
Ae`o	December 2019 / December 2021	4.93%	(b)	230,000	—	—
HHC 2978 Self-Storage Facility	January 2020 / January 2022	3.53%	(b)	6,368	3,729	1,715
Strategic Developments Total					141,418	162,562

Other Corporate Financing Arrangements	June 2018	3.00%			15,707	15,948
Senior Notes	October 2021	6.88%			—	750,000
Senior Notes	March 2025	5.38%			800,000	—
Deferred Financing Costs (h)					(21,238)	(17,713)
Total mortgages, notes, and loans payable					$2,750,254	$2,690,747

(a)

Maturity dates presented include initial maturity date as well as the extended or final maturity date as contractually stated. Extension periods generally can be exercised at our option at the initial maturity date, subject to customary extension terms that are based on property performance at the initial maturity date. Such extension terms may include, but are not limited to, minimum debt service coverage, minimum occupancy levels

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

or condominium sales levels, as applicable and other performance criteria. In certain cases due to property performance not meeting covenants, we may have to pay down a portion of the loan in order to obtain the extension.

(b)	The interest rate presented is based on the one month LIBOR rate, which was 0.93% at March 31, 2017.
(c)	Based on current performance of Downtown Summerlin, Three Hughes Landing and The Westin at The Woodlands, a paydown may be required in order to exercise the extension option.
(d)	The $21.8 million outstanding principal balance is swapped to a 5.21% fixed-rate through maturity.
(e)	$40.0 million of the outstanding principal balance is swapped to a 3.41% fixed-rate through maturity.
(f)	$119.4 million of the outstanding principal balance is swapped to a 3.64% fixed-rate through maturity.
(g)

The Waiea and Anaha facility originally provided available financing of up to $600 million and is now reduced to $410 million subsequent to paydowns made on the loan in fourth quarter 2016. The facility is a non-recourse construction loan cross-collateralized by the condominium towers bearing interest at one-month LIBOR plus 6.75% with an initial maturity date of November 6, 2017, and two,  one-year extension options. In August 2016, the original financing agreement was modified. The modification allowed for an immediate advance on the loan of $50 million, returning a substantial portion of the project’s prior cash equity contribution to us and provided for an additional distribution of up to $113 million from Waiea’s initial bulk closing in November 2016. Waiea and Anaha sales proceeds are to be applied to the loan balance as well as fund any construction costs remaining for the condominium towers until the loan is repaid in full. The interest rate and maturity date remained unchanged.

(h)

As of December 31, 2016, this amount included $5.6 million of unamortized underwriting fees which were written-off in March 2017 in conjunction with the redemption of the senior notes due 2021. See Note 5 – Recent Transactions for additional information.

The weighted average interest rate on our mortgages, notes and loans payable, excluding interest rate hedges, was 4.41% and 4.71% as of March 31, 2017 and December 31, 2016, respectively.

All of the mortgage debt is secured by the individual properties listed in the table above and is non-recourse to HHC, except for:

(i)	$800.0 million of Senior Notes;
(ii)

$311.8 million financing for the Downtown Summerlin development which has an initial maximum recourse of 35% of the outstanding balance, which will reduce to 15.0% upon completion of the project and achievement of a 1.15:1.0 debt service coverage ratio. The recourse further reduces to 10% upon achievement of a 1.25:1.0 debt service coverage ratio, a 90% occupancy level, and average tenant sales of at least $500.00 per net rentable square foot. As of March 31, 2017, 35% of the outstanding loan balance remains recourse to HHC;

(iii)

$56.1 million of construction financing for the Outlet Collection at Riverwalk with an initial maximum recourse of 50% of the outstanding balance, which will be reduced to 25.0% upon completion of the project and the achievement of an 11.0% debt yield and a minimum level of tenant sales per square foot for twelve months. As of March 31, 2017, 50% of the outstanding loan balance remains recourse to HHC;

(iv)	$15.7 million of Other Corporate Financing Arrangements; and
(v)	$7.0 million of the 110 N. Wacker mortgage.

Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance, or a percentage of the loan balance. As of March 31, 2017, land, buildings and equipment and developments with a net book value basis of $3.2 billion have been pledged as collateral for our mortgages, notes and loans payable.

As of March 31, 2017, we were in compliance with all financial covenants included in the debt agreements governing our indebtedness.

Master Planned Communities

The Woodlands Master Credit Facility was amended and restated on July 31, 2015 to a $200.0 million maximum facility amount consisting of a $100.0 million term loan and a $100.0 million revolver (together, the “TWL Facility”). The TWL Facility bears interest at one-month LIBOR plus 2.75% and had an August 2016 initial maturity date with two,  one–year extension options. In July 2016, we exercised our first one-year extension option, which reduced the total commitment to $175.0 million. Semi-annual principal payments of $25.0 million began on December 31, 2016 and continue through the second, optional one-year extension period. The TWL Facility and The Woodlands Resort & Conference Center loans are

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

recourse to the entities that directly own The Woodlands operations. The TWL Facility also contains certain covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to us based on a loan‑to‑value test. The amendment also modified certain covenants to allow for more construction loan guarantees by the entities that directly own The Woodlands than would otherwise have been permitted by the prior facility. On April 27, 2017, TWL Facility was upsized to increase the facility by $30.0 million for a total of $180.0 million, providing the ability to fund the development of Creekside Park Apartments or for other corporate purposes. The amended revolver bears interest at one-month LIBOR plus 2.75% with an initial maturity date of April 27, 2020 and a one-year extension option.

The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that we previously paid with respect to such proportionate share of the bond. In the three months ended March 31, 2017, no new SID bonds were issued and $2.5 million in obligations were assumed by buyers.

Operating Assets

On April 6, 2017, we paid $4.6 million cash in full satisfaction of the $4.6 million mortgage loan that we assumed as part of the acquisition of 1701 Lake Robbins in July 2014. The non-recourse, fixed interest mortgage loan was due to mature in April 2017.

On January 19, 2017, we closed on a non-recourse financing totaling $25.0 million replacing the $23.0 million construction loan on the Columbia Regional Building, a retail building located in Columbia, Maryland. The loan, which matures on February 11, 2037, bears interest at 4.48% and is interest only for two years, then begins amortizing on a 30-year basis.

On January 17, 2017, we amended and restated our $80.0 million non-recourse mortgage financing for the 10-60 Columbia Corporate Center office buildings with a $94.5 million loan. This amendment added One Mall North, a 97,500 square foot office building in Columbia, Maryland, to the collateral pool and allowed us to draw $14.5 million. The loan bears interest at one-month LIBOR plus 1.75% and has an initial maturity date of May 6, 2020, with two,  one-year extension options.

On November 25, 2016, we amended and extended our $73.5 million construction loan for One Lakes Edge with a $71.9 million mortgage. Contemporaneously with this amendment, we made a $3.0 million principal reduction payment as required by the loan agreement. The loan bears interest at one-month LIBOR plus 3.50%. On February 23, 2017, we refinanced the One Lakes Edge construction loan with a $69.4 million Fannie Mae loan with an initial maturity of March 2029 and two,  one year extensions. The new loan has a fixed rate of 4.50% and is interest only for four years, then begins amortizing on a 30-year basis.

NOTE 10 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to interest rate risk related to our variable interest rate debt, and we manage this risk by utilizing interest rate derivatives. To add stability to interest costs by reducing our exposure to interest rate movements, we use interest rate swaps, forward-starting swaps, and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Forward-starting interest rate swaps were designated as cash flow hedges of the variability of anticipated future fixed-rate debt issuance for long-term financing needs at our Downtown Summerlin property. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

an up‑front premium. Our $230.0 million interest rate cap is not designated as a hedge, and therefore, the gain or loss on the derivative contract is recognized in current period earnings. These derivatives are recorded on a gross basis at fair value.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017 and 2016 the ineffective portion recorded in earnings was insignificant.

Assessments of hedge effectiveness are performed quarterly using regression analysis and the measurement of hedge ineffectiveness is based on the hypothetical derivative method. We are exposed to credit risk in the event of non-performance by our derivative counterparties. We evaluate counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, we enter into agreements with counterparties we consider credit-worthy, such as large financial institutions with favorable credit ratings. As of March 31, 2017 and 2016, there were no termination events or events of default related to the interest rate swaps.

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

The following table summarizes the notional amount and fair value of our derivatives:

							Fair Value Asset (Liability)
			Notional	Fixed Interest	Effective	Maturity	March 31,	December 31,
(In thousands)		Balance Sheet Location	Amount	Rate	Date	Date	2017	2016
Currently-paying contracts:
Interest Rate Swap	(a)	Accounts payable and accrued expenses	$21,759	2.96%	5/10/2011	10/31/2019	$(590)	$(740)
Interest Rate Swap	(a)	Accounts payable and accrued expenses	40,000	1.66	5/6/2015	5/1/2020	19	(143)
Interest Rate Swap	(a)	Accounts payable and accrued expenses	119,359	1.14	10/3/2016	9/12/2021	3,679	3,368
Interest Rate Cap	(a)	Accounts payable and accrued expenses	100,000	5.00	8/31/2015	8/31/2017	—	—
Interest Rate Cap	(b)	Accounts payable and accrued expenses	230,000	2.50	12/22/2016	12/23/2019	488	768
Forward-starting contracts:
Interest Rate Swap	(a)	Accounts payable and accrued expenses	50,000	2.65	12/31/2017	12/31/2027	(601)	(610)
Interest Rate Swap	(a)	Accounts payable and accrued expenses	100,000	2.68	12/31/2017	12/31/2027	(1,458)	(1,479)
Interest Rate Swap	(a)	Accounts payable and accrued expenses	100,000	2.62	12/31/2017	12/31/2027	(997)	(1,015)
Total fair value derivative assets							$4,186	$4,136
Total fair value derivative liabilities							$(3,646)	$(3,987)

(a)	Denotes derivatives designated as hedging instruments.
(b)

Denotes derivative contract that could not be designated as a hedging instrument as of March 31, 2017 as this cap hedges debt that is not yet drawn. Interest (income) expense of $(0.3) million and $0 is included in the condensed consolidated statement of operations for the three months ended March 31, 2017 and 2016, respectively, related to this contract.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The tables below present the effect of our derivative financial instrument on the Condensed Consolidated Statements of Operations for the years ended March 31, 2017 and 2016:

	Amount of Loss Recognized
	in AOCI on Derivative
	(Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2017	2016
Interest rate swaps	$235	$(10,159)

	Amount of Loss Reclassified from
	AOCI into Operations
	(Effective Portion)
	Three Months Ended March 31,
Location of Loss Reclassified from AOCI into Operations	2017	2016
Interest expense	$198	$(351)

NOTE 11   INCOME TAXES

We have significant permanent differences, primarily from warrant liability gains and losses, stock compensation deductions and changes in valuation allowances that cause our effective tax rate to deviate from statutory rates. The effective tax rates, based upon actual operating results, were 63.1% for the three months ended March 31, 2017 compared to 31.2% for the three months ended March 31, 2016. The changes in the tax rates were primarily attributable to changes in the warrant liability, valuation allowance related to our deferred tax assets, stock compensation deduction and other items which are permanent differences for tax purposes.

The increase in deferred tax liabilities between December 31, 2016 and March 31, 2017 is due primarily to the utilization of federal tax assets to offset income before taxes exclusive of the warrant liability loss.

NOTE 12 STOCK BASED PLANS

Our stock based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2016.

Stock Options

The following table summarizes our stock option plan activity for the quarter:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at December 31, 2016	1,176,640	$78.87
Granted	30,000	116.58
Exercised	(227,847)	58.36
Forfeited	(27,500)	79.53
Stock Options outstanding at March 31, 2017	951,293	84.95

Compensation costs related to stock options were $0.8 million for the three months ended March 31, 2017, of which $0.3 million were capitalized to development projects during the same period. Stock option costs were $1.6 million for the three months ended March 31, 2016, of which $0.6 million were capitalized to development projects during the same period.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Restricted Stock

The following table summarizes restricted stock activity for the quarter:

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 31, 2016	289,112	$88.88
Granted	90,451	75.45
Vested	—	—
Forfeited	(9,357)	90.58
Restricted stock outstanding at March 31, 2017	370,206	85.56

Compensation costs related to restricted stock awards were $1.4 million for the three months ended March 31, 2017, of which $0.3 million were capitalized to development projects during the same period. Compensation costs related to restricted stock awards were $1.7 million for the three months ended March 31, 2016, of which $0.3 million were capitalized to development projects during the same period.

NOTE 13 OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of Prepaid expenses and other assets:

	March 31,	December 31,
(In thousands)	2017	2016
Condominium receivables (a)	$265,999	$210,219
Condominium deposits	159,530	193,197
Special Improvement District receivable	61,129	61,603
Straight-line rent, net	33,267	31,518
In-place leases	15,466	16,015
Below-market ground leases	18,901	18,986
Above-market tenant leases	2,243	2,457
Equipment, net of accumulated depreciation of $5.7 million and $4.9 million, respectively	17,172	17,556
Security and escrow deposits	54,605	61,304
Tenant incentives and other receivables	18,704	8,773
Prepaid expenses	11,323	11,177
Federal income tax receivable	16,186	15,763
Intangibles	36,350	4,046
Other	3,537	13,902
	$714,412	$666,516

(a)	We expect all the Condominium receivables outstanding at March 31, 2017 and December 31, 2016, to be collected in 2017 upon closing Anaha and the remaining units at Waiea.

The $47.9 million net increase primarily relates to the following increases: a $55.8 million increase in condominium receivables recorded with respect to sales recognized on a percentage of completion basis; a $32.3 million increase in intangibles due to our acquisition of our partner’s interest in the Las Vegas 51s; and a $9.9 million increase in tenant incentives and other receivables due to various tenant activities and $2.4 million in other increases.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

These increases were partially offset by the following decreases: a $33.7 million decrease in condominium deposits due to closings of Waiea condominium units partially offset by higher net sales activity for Ae`o and Anaha; a $10.4 million decrease in Other assets primarily relating to third party reimbursements received for improvements made on the Merriweather Post Pavilion in 2016; a $6.7 million decrease in security and escrow deposits due primarily to the utilization of escrowed condominium deposits to fund remaining construction costs at Waiea; and $1.7 million in other decreases.

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses.

	March 31,	December 31,
(In thousands)	2017	2016
Construction payables	$203,141	$207,917
Condominium deposit liabilities	121,527	117,015
Deferred income	82,259	85,158
Accounts payable and accrued expenses	30,683	33,050
Tenant and other deposits	24,700	28,559
Accrued interest	6,683	16,897
Accrued payroll and other employee liabilities	13,543	36,937
Accrued real estate taxes	8,386	16,726
Interest rate swaps	(540)	(149)
Straight-line ground rent liability	13,585	13,126
Above-market ground leases	1,174	1,762
Other	11,601	15,012
	$516,742	$572,010

The $55.3 million net decrease in total accounts payable and accrued expenses primarily relates to the following decreases: $23.4 million in accrued payroll and other employee liabilities due to payment in first quarter 2017 of 2016 annual incentive bonus;  $10.2 million net decrease in accrued interest primarily due to payments of $24.1 million relating to redemption of the 2021 senior notes, offset by normal interest accrual activity; $8.3 million in accrued real estate taxes; $4.8 million in construction payables due primarily to continued development activities at Ward Village; $3.4 million in Other; $3.9 million in tenant and other deposits due primarily to amortization of a tenant’s prepaid rent; $2.4 million in accounts payable and accrued expenses; $2.9 million in deferred income; and $1.0 million in other immaterial decreases.

These decreases are partially offset by an increase of $4.5 million in condominium deposit liabilities for the towers under construction at Ward Village and $0.5 million in other immaterial increases.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The following table summarizes changes in Accumulated Other Comprehensive Income (Loss) by component, all of which are presented net of tax:

(In thousands)	2017	2016
Balance as of January 1	$(6,786)	$(7,889)
Other comprehensive income (loss) before reclassifications	160	(10,222)
Loss reclassified from accumulated other comprehensive loss to net income (loss)	198	351
Net current-period other comprehensive income (loss)	358	(9,871)
Balance as of March 31	$(6,428)	$(17,760)

The following table summarizes the amounts reclassified out of AOCI:

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
	For the Three Months Ended
Accumulated Other Comprehensive Income (Loss) Components	March 31, 2017	March 31, 2016
Losses on cash flow hedges	$316	$605
Interest rate swap contracts	(118)	(254)
Total reclassifications of loss (income) for the period	$198	$351

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

We had outstanding letters of credit and surety bonds totaling $115.2 million and $118.9 million as of March 31, 2017 and December 31, 2016, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

On June 27, 2013, the City of New York executed the amended and restated ground lease for South Street Seaport. The restated lease terms provide for annual fixed base rent of $1.2 million starting July 1, 2013 with an expiration of December 30, 2072, including our options to extend. The rent escalates at 3.0% compounded annually. On July 1, 2048 the base rent will be adjusted to the higher of fair market value or the then base rent. In addition to the annual base rent, we are required to make annual payments of $210,000 toward maintenance of the East River esplanade as additional rent through the term of the lease. The additional rent escalates annually at the Consumer Price Index. Simultaneously with the execution of the lease, we executed a completion guaranty for the redevelopment of Pier 17. On January 11, 2017, we executed an amendment of the lease which, pursuant to our lease option, added an additional premise to the lease and modified other related provisions. The 2017 amendment provides for an appraisal update to be performed on completion of construction for the purposes of determining any additional rent.

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

Effective January 1, 2017, we moved the South Street Seaport assets under construction and related activities to the Strategic Developments segment from the Operating Assets segment. South Street Seaport operating properties and related operating results remain presented within the Operating Assets segment. The respective segment earnings and total segment assets presented herein have been adjusted in all periods reported to reflect this change.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The assets included in each segment as of March 31, 2017, are contained as follows:

Master Planned			Strategic
Communities	Operating Assets		Developments

	Retail	Office	Under Construction
• Bridgeland	▪ Columbia Regional Building	▪ 10-70 Columbia Corporate Center	▪ Ae`o
• Maryland	▪ Cottonwood Square	▪ Columbia Office Properties	▪ Anaha
• Summerlin	▪ Creekside Village Green	▪ One Hughes Landing	▪ Creekside Park Apartments
• The Woodlands	▪ Downtown Summerlin	▪ Two Hughes Landing	▪ 100 Fellowship Drive
• The Woodlands Hills	▪ Hughes Landing Retail	▪ Three Hughes Landing (b)	▪ HHC 2978 Self-Storage
	▪ 1701 Lake Robbins	▪ 1725-35 Hughes Landing Boulevard	▪ Ke Kilohana
Other	▪ Lakeland Village Center at Bridgeland (b)	▪ 2201 Lake Woodlands Drive	▪ Two Merriweather
• The Summit (a)	▪ Outlet Collection at Riverwalk	▪ One Mall North	▪ m.flats/TEN.M (a)
	▪ South Street Seaport - Historic District / Uplands	▪ One Merriweather (c)	▪ 33 Peck Slip (Grandview SHG, LLC) (a) (e)
	▪ Ward Village Retail	▪ 110 N. Wacker	▪ South Street Seaport - Pier 17 (e)
	▪ 20/25 Waterway Avenue	▪ 9303 New Trails	▪ Waiea
	▪ Waterway Garage Retail	▪ ONE Summerlin
		▪ 3831 Technology Forest Drive	Other
	Multi-family	▪ 3 Waterway Square	▪ AllenTowne
	▪ Constellation (a) (b)	▪ 4 Waterway Square	▪ American City Building
	▪ Millennium Waterway Apartments	▪ 1400 Woodloch Forest	▪ Bridges at Mint Hill
	▪ Millennium Six Pines Apartments		▪ Century Plaza Mall
	▪ One Lakes Edge	Other	▪ Circle T Ranch and
	▪ 85 South Street	▪ HHC 242 Self-Storage (c)	Power Center (a)
	▪ The Metropolitan Downtown	▪ Las Vegas 51s (d)	▪ Cottonwood Mall
	Columbia (a)	▪ Kewalo Basin Harbor	▪ 80% Interest in Fashion
		▪ Stewart Title of Montgomery	Show Air Rights
	Hospitality	County, TX (a)	▪ Kendall Town Center
	▪ Embassy Suites at Hughes Landing	▪ Summerlin Hospital Medical	▪ Lakemoor (Volo) Land
	▪ The Westin at The Woodlands (b)	Center (a)	▪ Landmark Mall (e)
	▪ The Woodlands Resort &	▪ The Woodlands Parking Garages	▪ Maui Ranch Land
	Conference Center	▪ 2000 Woodlands Parkway	▪ The Elk Grove Collection (f)
		▪ Woodlands Sarofim #1 (a)	▪ West Windsor

(a)	A non-consolidated investment. Refer to Note 8 – Real Estate and Other Affiliates in our Condensed Consolidated Financial Statements
(b)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2016.
(c)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2017.
(d)	Asset was held as a joint venture until our acquisition of our partner’s 50% interest on March 1, 2017.
(e)	Asset is in redevelopment and moved from the Operating Assets segment to the Strategic Developments segment during 2017.
(f)	Formerly known as The Outlet Collection at Elk Grove.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Segment operating results are as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Master Planned Communities
Land sales	$53,481	$41,942
Builder price participation	4,661	4,647
Minimum rents	(8)	143
Other land revenues	10,572	3,023
Total revenues	68,706	49,755

Cost of sales – land	25,869	15,688
Land sales operations	9,394	9,594
Provision for doubtful accounts	2	—
Depreciation and amortization	92	83
Interest income	(8)	(16)
Interest expense (*)	(5,549)	(5,339)
Equity in earnings in Real Estate and Other Affiliates	(5,280)	—
Total expenses	24,520	20,010
MPC segment EBT	44,186	29,745

Operating Assets
Minimum rents	45,962	41,118
Tenant recoveries	11,230	10,523
Hospitality revenues	19,711	12,909
Other rental and property revenues	5,184	3,083
Total revenues	82,087	67,633

Other property operating costs	15,523	14,118
Real estate taxes	6,845	6,142
Rental property maintenance costs	2,833	3,001
Hospitality operating costs	13,845	10,475
Provision for doubtful accounts	530	2,979
Demolition costs	65	—
Development-related marketing costs	418	256
Depreciation and amortization	22,789	21,201
Other income, net	178	(363)
Interest income	—	(8)
Interest expense (*)	14,524	11,337
Equity in earnings from Real Estate and Other Affiliates	(3,385)	(1,908)
Total expenses	74,165	67,230
Operating Assets segment EBT	7,922	403

Strategic Developments
Minimum rents	372	48
Tenant recoveries	169	5
Condominium rights and unit sales	80,145	122,094
Other land revenues	10	10
Other rental and property revenues	273	121
Total revenues	80,969	122,278

Condominium rights and unit cost of sales	60,483	74,815
Other property operating costs	2,985	1,624
Real estate taxes	692	606
Rental property maintenance costs	195	131
Provision for doubtful accounts	3	62
Demolition costs	—	472
Development-related marketing costs	3,787	4,275
Depreciation and amortization	668	659
Other income, net	(15)	(244)
Interest income	(65)	(6)
Interest expense (*)	(4,539)	(3,318)
Equity in earnings from Real Estate and Other Affiliates	145	(24)
Gains on sales of properties	(32,215)	(140,479)
Total expenses	32,124	(61,427)
Strategic Developments segment EBT	48,845	183,705
Total consolidated segment EBT	$100,953	$213,853

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(*) Negative interest expense amounts are due to interest capitalized in our Master Planned Communities and Strategic Developments segments related to Operating Assets segment debt and the Senior Notes.

The following reconciles EBT to GAAP income before taxes:

Reconciliation of EBT to GAAP income before taxes	Three Months Ended March 31,
(In thousands)	2017	2016
MPC segment EBT	$44,186	$29,745
Operating Assets segment EBT	7,922	403
Strategic Developments segment EBT	48,845	183,705
Total consolidated segment EBT	100,953	213,853
Corporate and other items:
General and administrative	(18,117)	(20,324)
Corporate interest expense, net	(12,873)	(13,076)
Warrant liability (loss) gain	(12,562)	29,820
Gain on acquisition of joint venture partner's interest	5,490	—
Loss on redemption of senior notes due 2021	(46,410)	—
Corporate other income, net	850	(246)
Corporate depreciation and amortization	(1,975)	(1,029)
Total Corporate and other items	(85,597)	(4,855)
Income before taxes	$15,356	$208,998

The following reconciles segment revenues to GAAP consolidated revenues:

Reconciliation of Segment Basis Revenues to GAAP Revenues	Three Months Ended March 31,
(In thousands)	2017	2016
Master Planned Communities	$68,706	$49,755
Operating Assets	82,087	67,633
Strategic Developments	80,969	122,278
Total revenues	$231,762	$239,666

The assets by segment and the reconciliation of total segment assets to the total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	March 31,	December 31,
(In thousands)	2017	2016
Master Planned Communities	$1,996,294	$1,982,639
Operating Assets	2,437,638	2,344,949
Strategic Developments	1,518,283	1,451,460
Total segment assets	5,952,215	5,779,048
Corporate and other	455,927	588,334
Total assets	$6,408,142	$6,367,382

The $92.7 million increase in the Operating Assets segment asset balance as of March 31, 2017 compared to December 31, 2016 is primarily due to placing One Merriweather and HHC 242 Self-Storage in service as well as the acquisition of our joint venture partner’s 50% interest in the Las Vegas 51s. These increases were partially offset by the transfer of Landmark Mall and our investment in 33 Peck Slip to Strategic Developments in January 2017.

The $66.8 million increase in the Strategic Developments segment asset balance as of March 31, 2017 compared to December 31, 2016 is primarily due to the transfer of Landmark Mall into the segment, as discussed above, and increased development expenditures primarily at Anaha and Ae`o, partially offset by additional closings at Waiea.

Corporate and other assets as of March 31, 2017 consist primarily of cash and cash equivalents. The $132.4 million decrease in the Corporate and other asset balance as of March 31, 2017 compared to December 31, 2016 is primarily due to decreased cash balances in the first quarter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report and in the Company’s Form 10-K for the year ended December 31, 2016. All references to numbered Notes are to specific notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Forward-looking information

We may make forward-looking statements in this Quarterly Report and in other reports that we file with the SEC. In addition, our management may make forward-looking statements orally to analysts, investors, creditors, the media and others.

Forward-looking statements include:

•

projections and expectations regarding our revenues, operating income, net income, earnings per share, Earnings Before Taxes (“EBT”), Net Operating Income (“NOI”), capital expenditures, income tax, other contingent liabilities, dividends, leverage, capital structure or other financial items;

•	forecasts of our future economic performance; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

In this Quarterly Report, we make forward-looking statements discussing our expectations about:

•	capital necessary for our operations and development opportunities for the properties in our Operating Assets and Strategic Developments segments;
•	expected performance of our Master Planned Communities segment and other current income producing properties;
•	expected commencement and completion for property developments and timing of sales or rentals of certain properties; and
•	future liquidity, development opportunities, development spending and management plans.

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

There are several factors, many beyond our control, which could cause results to differ materially from our expectations. These risk factors are described in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”) and are incorporated herein by reference. Any factor could, by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There may be other factors currently unknown to us that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations. These forward-looking statements present our estimates and assumptions as of the date of this Quarterly Report. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Earnings Before Taxes

We use a number of operating measures for assessing operating performance of properties within our segments, some of which may not be common among all three of our segments. We believe that investors may find some operating measures more useful than others when separately evaluating each segment. One common operating measure used to assess operating results for our business segments is EBT. We believe EBT provides useful information about the operating performance of each segment and its properties as further discussed below. EBT may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

EBT, as it relates to each business segment, represents the revenues less expenses of each segment, including interest income, interest expense, and equity in earnings of real estate and other affiliates. EBT excludes corporate expenses and other items that are not allocable to the segments. See discussion herein at Corporate and other items for further details. For our Operating Assets, we also provide a measure of Adjusted Operating Assets EBT, which additionally excludes depreciation and amortization, development-related demolition and marketing costs and provision for impairment relating to the Operating Assets segment. We present EBT for each segment and Adjusted Operating Assets EBT for the Operating Assets Segment, because we use these measures, among others, internally to assess the core operating performance of our assets. We also present these measures because we believe certain investors use them as a measure of a company’s historical operating performance and our ability to service and incur debt. We believe that the inclusion of certain adjustments to net income to calculate EBT and the exclusion of other non-operating items from EBT to calculate Adjusted Operating Assets EBT is appropriate to provide additional information to investors. A reconciliation of EBT to consolidated net income as computed in accordance with GAAP has been presented in Note 16 – Segments. A reconciliation of Adjusted Operating Assets EBT to Operating Assets EBT is included in the Operating Assets discussion.

EBT and Adjusted Operating Assets EBT should not be considered as alternatives to GAAP net income attributable to common stockholders or GAAP net income, as they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of these metrics are that they do not include the following in our calculations:

•	cash expenditures, or future requirements for capital expenditures or contractual commitments;
•	corporate general and administrative expenses;
•	interest expense on our corporate debt;
•	income taxes that we may be required to pay;
•	any cash requirements for replacement of fully depreciated or amortized assets; and
•	limitations on, or costs related to, the transfer of earnings from our Real Estate and Other Affiliates to us.

Results of Operations

Our revenues are primarily derived from the sale of superpads and individual lots at our master planned communities to homebuilders, from tenants and customers at our commercial and residential operating properties, from overage rent and recoveries of operating expenses, from the sale of condominium units and from the opportunistic sale of non-core assets.

The following table reflects our results of operations for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016	Change
Revenues
MPC segment revenues	$68,706	$49,755	$18,951
Operating Assets segment revenues	82,087	67,633	14,454
Strategic Developments segment revenues	80,969	122,278	(41,309)
Total revenues	$231,762	$239,666	$(7,904)

MPC segment EBT	$44,186	$29,745	$14,441
Operating Assets segment EBT	7,922	403	7,519
Strategic Developments segment EBT	48,845	183,705	(134,860)
Corporate and other items	(85,597)	(4,855)	(80,742)
Income before taxes	15,356	208,998	(193,642)
Provision for income taxes	(9,697)	(65,233)	55,536
Net income	5,659	143,765	(138,106)
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to common stockholders	$5,659	$143,765	$(138,106)

Diluted income (loss) per share	$0.13	$2.69	$(2.56)

Total revenues for the three months ended March 31, 2017 decreased compared to the same period in 2016 due to a  decrease in recognized condominium sales revenues in our Strategic Developments segment offset by higher revenues in our MPC and Operating Assets segments. Strategic Developments segment revenue decreased due to the completion and closing of units at Waiea in December 2016. The MPC segment revenue increase is partially due to a $6.4 million easement sale at Bridgeland and increased residential land sales in MPCs in the three months ended 2017 as compared to 2016. Operating Assets segment revenue increased due to continued stabilization or acquisition of office, multi-family and hospitality properties. Strategic Developments segment EBT also decreased in first quarter 2017 compared to 2016 due to the gain on sale of 80 South Street of $140.5 million in March 2016.

The Corporate and other items net decrease is primarily attributable to a warrant liability loss of $12.6 million for the three months ended March 31, 2017 compared to a warrant liability gain of $29.8 million for the same period in 2016, as well as loss on redemption of senior notes due 2021 of $46.4 million. Please refer to the Corporate and other items section elsewhere in this Quarterly Report for additional information regarding the accounts comprising this line item.

The decrease in the provision for income taxes for the three months ended March 31, 2017 compared to 2016 is attributable to a decrease of $55.5 million in operating income primarily from the gain on sale of 80 South Street, increase of $46.4 million in loss on redemption of senior notes due 2021 and permanent items. We have significant permanent differences, primarily from warrant liability gains and losses, and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rate based upon actual operating results was 63.1% for the three months ended March 31, 2017 compared to 31.2% for the three months ended March 31, 2016. The change in the effective tax rate from 2017 to 2016 was primarily attributable to the changes in the warrant liability, valuation allowance related to our deferred tax asset, stock compensation deduction and other items which are permanent differences for tax purposes. If changes in the warrant liability, valuation allowance, stock compensation deduction and other material discrete adjustments to deferred tax liabilities were excluded from the effective tax rate computation, the effective tax rates would have been 42.3% and 37.1% for the three months ended March 31, 2017 and 2016, respectively.

The decrease in Net income attributable to common stockholders for the three months ended March 31, 2017 compared to the same period in 2016 is primarily due to a decrease in EBT in our Strategic Developments segment and Corporate and other items in 2017 as compared to 2016, offset by increased EBT in our MPC and Operating segments.

Please refer to the individual segment operations sections that follow for explanations of the results of each of our segments for the three months ended March 31, 2017 and 2016.

Master Planned Communities

Master Planned Communities Revenues and Expenses (*)

For the three months ended March 31, 2017 and 2016

	Bridgeland		Maryland Communities				Summerlin		The Woodlands		The Woodlands Hills		Total MPC
($ in thousands)	2017	2016	2017		2016		2017	2016	2017	2016	2017	2016	2017	2016
Land sales (a)	$8,723	$4,281	$—		$—		$38,598	$24,792	$6,160	$12,869	$—	$—	$53,481	$41,942
Builder price participation (b)	15	255	—		—		4,372	3,889	274	503	—	—	4,661	4,647
Minimum rents	—	—	—		—		(8)	143	—	—	—	—	(8)	143
Other land revenues	6,629	75	2		2		2,022	2,817	1,909	129	10	—	10,572	3,023
Total revenues	15,367	4,611	2		2		44,984	31,641	8,343	13,501	10	—	68,706	49,755

Cost of sales - land	2,675	1,447	—		—		21,167	9,141	2,027	5,100	—	—	25,869	15,688
Land sales operations	1,372	1,003	123		81		2,408	2,505	3,005	3,659	62	52	6,970	7,300
Land sales real estate and business taxes	331	236	164		165		590	541	1,264	1,329	75	23	2,424	2,294
Provision (recovery) for doubtful accounts	—	—	—		—		2	—	—	—	—	—	2	—
Depreciation and amortization	35	24	3		5		23	24	31	30	—	—	92	83
Total expenses	4,413	2,710	290		251		24,190	12,211	6,327	10,118	137	75	35,357	25,365

Operating income	10,954	1,901	(288)		(249)		20,794	19,430	2,016	3,383	(127)	(75)	33,349	24,390

Interest expense, net (c)	(2,462)	(2,466)	3		(9)		(3,868)	(4,367)	912	1,624	(142)	(137)	(5,557)	(5,355)
Equity in earnings in Real Estate and Other Affiliates (d)	—	—	—		—		5,280	—	—	—	—	—	5,280	—
MPC segment EBT*	$13,416	$4,367	$(291)	(e)	$(240)	(e)	$29,942	$23,797	$1,104	$1,759	$15	$62	$44,186	$29,745

(GAAP Basis) Residential Gross Margin %	69.0%	66.1%	NM		NM		45.1%	63.2%	52.3%	61.2%	NM	NM	49.1%	63.5%
(GAAP Basis) Commercial Gross Margin %	71.1%	71.5%	NM		NM		56.1%	60.4%	76.3%	60.2%	NM	NM	74.6%	60.2%

(*) For a reconciliation of MPC segment EBT to consolidated income before taxes, refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.

(a) Land sales includes deferred revenue from land sales closed in a previous period which met criteria for recognition in the current period.

(b)  Builder price participation revenue is based on an agreed-upon percentage of the sales price of homes closed relative to the base lot price which is paid by the homebuilders to us.

(c)  Interest expense, net reflects the amount of interest that is capitalized at the project level. Negative interest expense amounts relate to interest capitalized relating to debt assigned to our Operating Assets segment and corporate debt.

(d) Equity in earnings in Real Estate and Other Affiliates is our share of earnings in The Summit joint venture which commenced lot sales in second quarter 2016.

(e) The negative MPC segment EBT in Maryland is due to no land sales in 2017 or 2016; however, certain costs such as real estate taxes and administrative expenses continue to be incurred.

NM – Not Meaningful

MPC revenues vary between periods based on economic conditions and several factors such as, but not limited to, location, availability of land for sale, development density and residential or commercial use. Gross margin for each MPC may vary from period to period based on the locations of the land sold and the related costs associated with developing the land sold. Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized project costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition and development costs reduced by any previous impairment charges. Development expenditures are capitalized and generally not reflected in the Condensed Statements of Operations in the current period. Accordingly, Cost of sales – land includes both actual and estimated future costs allocated based upon relative sales value to the lots or land parcels in each of the villages and neighborhoods in our MPCs.

In first quarter 2017, Other land sales revenues in 2017 includes the sale of a utility easement at our Bridgeland community for $10.1 million and related costs of $3.7 million.

Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for our superpad sites and finished lots. Therefore, we use this statistic where relevant in the discussion of our MPC operating results. Net new home sales reflect home sales made by homebuilders, less cancellations. Cancellations occur when a home buyer signs a contract to purchase a home, but later fails to qualify for a home mortgage or is unable to provide an adequate down payment to complete the home sale.

Summary of Residential MPC Land Sales Closed for the Three Months Ended March 31,

	Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
($ in thousands)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Bridgeland
Single family - detached	$7,256	$4,213	18.6	11.1	94	64	$390	$380	$77	$66
$ Change	3,043		7.5		30		10		11
% Change	72.2%		67.6%		46.9%		2.6%		16.7%

Maryland Communities
No residential land sales	—	—	—	—	—	—	—	—	—	—

Summerlin
Superpad sites	24,084	40,000	36.8	116.8	237	552	654	342	102	72
Custom lots	2,180	2,140	0.9	1.3	3	4	2,422	1,646	727	535
Total	26,264	42,140	37.7	118.1	240	556	697	357	109	76
$ Change	(15,876)		(80.4)		(316)		340		33
% Change	(37.7%)		(68.1%)		(56.8%)		95.2%		43.4%

The Woodlands
Single family - detached	2,361	2,464	4.5	4.1	16	17	525	601	148	145
$ Change	(103)		0.4		(1)		(76)		3
% Change	(4.2%)		9.8%		(5.9%)		(12.6%)		2.1%

Total residential land sales closed in period (a)	$35,881	$48,817	60.8	133.3	350	637

(a)

Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Total land sales revenue – GAAP basis for the three months ended March 31, 2017 and 2016.

Summary of Commercial MPC Land Sales Closed for the Three Months Ended March 31,

	Land Sales		Acres Sold		Price per acre
($ in thousands)	2017	2016	2017	2016	2017	2016
Bridgeland
No commercial land sales	$—	$—	—	—	$—	$—

Maryland Communities
No commercial land sales	—	—	—	—	—	—

Summerlin
No commercial land sales	—	—	—	—	—	—

The Woodlands
Commercial
Medical	—	10,405	—	4.3	—	2,420
Office and other	1,441	—	1.3	—	1,108	—
Retail	2,358	—	9.1	—	259	—
Total	3,799	10,405	10.4	4.3	365	2,420
$ Change	(6,606)		6.1		(2,055)
% Change	(63.5%)		141.9%		(84.9%)

Total commercial land sales closed in period (a)	$3,799	$10,405	10.4	4.3

(a)

Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Total land sales revenue – GAAP basis for the three months ended March 31, 2017 and 2016.

Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue

The following table reconciles Total residential and commercial land sales closed in the three months ended March 31, 2017 and 2016, respectively, to Total land sales revenue – GAAP basis for the MPC segment for the three months ended March 31, 2017 and 2016, respectively. Total net recognized (deferred) revenue includes revenues recognized in the current period which related to sales closed in prior periods, offset by revenues deferred on sales closed in the current period.

	For the Three Months Ended March 31,
(In thousands)	2017	2016
Total residential land sales closed in period	$35,881	$48,817
Total commercial land sales closed in period	3,799	10,405
Net recognized (deferred) revenue:
Bridgeland	1,467	68
Summerlin	9,712	(17,380)
Total net recognized (deferred) revenue	11,179	(17,312)
Special Improvement District revenue	2,622	32
Total land sales revenue - GAAP basis	$53,481	$41,942

Houston

While the Houston office and apartment sectors of the real estate industry continue to be impacted by the slowdown in job growth, demand for moderately priced homes continues to rebound. There are indications that the energy sector may be beginning to increase employment with an estimated 3,000 such jobs added in November and December 2016, as reported by the Houston Chronicle. We believe that these factors have contributed to increased absorption of homes and lots at Bridgeland, and will likely have a favorable impact at our newest MPC, The Woodlands Hills, when sales at that community are launched in late 2017. Home sales in The Woodlands have also improved, although lot sales are still slow as the homebuilders work through their existing inventory of finished lots.

Bridgeland

GAAP land sales revenues totaled  $8.7 million for the three months ended March 31, 2017, which was $4.4 million, or 103.8% higher than the same period in 2016 as a result of higher residential land sales and the recognition of revenues deferred in previous periods.

Bridgeland sold 18.6 residential acres compared to 11.1 acres in the same period in 2016. The average price per residential acre for single family – detached product increased $10,000, or 2.6% to $390,000 for the three months ended March 31, 2017 compared to $380,000 in 2016 reflecting increased demand for products in the mid-range of the residential market and the mix of lots sold in the respective periods.

There were 118 new home sales at Bridgeland for the three months ended March 31, 2017, representing a 66.2% increase, compared to 71 new home sales for the same period in 2016. The median new home price in Bridgeland decreased 7.0% to $321,000 for 2017 compared to a median new home price of $345,000 for the same period in 2016, primarily due to the mix of homes sold. Residential land and home absorption rates at Bridgeland in 2017 have benefited from the wide variety of products being offered at competitive prices. In addition, the Grand Parkway toll road, which opened in February 2016, provides greater connectivity between Bridgeland and major employment centers in Houston.

There were no commercial land sales in Bridgeland for the three months ended March 31, 2017 or 2016.

As of March 31, 2017, Bridgeland had 139 residential lots under contract, 116 of which are scheduled to close in 2017 for an aggregate amount of $8.7 million.

Builder price participation revenue decreased 94.1% for the three months ended March 31, 2017 compared to the same period in 2016 at Bridgeland due to adjustments to participation terms in our homebuilder contracts to meet the current market conditions.

The Woodlands

GAAP land sales revenues totaled $6.2 million for the three months ended March 31, 2017 which was $6.7 million, or 52.1% lesser than the same period in 2016 primarily as a result of lower pricing on commercial land sales in 2017.

For the three months ended March 31, 2017, The Woodlands sold 4.5 residential acres compared to 4.1 acres in 2016, and the average price per residential acre decreased $76,000, or 12.6% to $525,000 in 2017 compared to $601,000 in 2016. As a result of a lot inventory build-up generally caused by the slowdown in the home sales market since 2014, homebuilders are cautiously managing their lot inventory levels, resulting in relatively low residential lot sales. The Woodlands sold 10.4 acres of commercial land at $365,000 per acre in the three months ended March 31, 2017 compared to 4.3 acres at $2.4 million per acre for the same period in 2016. The 2016 commercial sales included a 3.1-acre site with freeway frontage.

There were 92 new home sales for the three months ended March 31, 2017, representing a 64.3% increase compared to 56 new home sales for the same period in 2016. The median new home price in The Woodlands was $608,000 in 2017 compared to a median new home price of $545,000 for the same period in 2016.

As of March 31, 2017, there were 197 residential lots under contract in The Woodlands, of which 154 are scheduled to close in 2017 for $21.2 million.

The Woodlands Hills

The City of Conroe approved our development plans for The Woodlands Hills in 2016 and we have now commenced infrastructure improvements. The first phase of development will consist of 193 single-family detached lots of various sizes including a model home complex and a 17.5-acre amenity center/community park. Lot deliveries are expected in late 2017. Benefitting from The Woodlands brand reputation and with moderately-priced homes, we believe that The Woodlands Hills is a well-positioned MPC in the north Houston market.

Maryland

Our Columbia, Gateway, Emerson and Fairwood communities contain approximately 108 commercial acres remaining to be sold. There were no commercial land sales for the three month periods ended March 31, 2017 or 2016. All of the residential inventory was sold out in prior years.

In December 2015, approximately 35 acres of the Columbia commercial acreage was transferred to our Strategic Developments segment as we began development of office space in the Downtown Columbia Town Center Redevelopment District (“DCRD”). The entitlements, which do not expire under Maryland law, are enabling us to redevelop Downtown Columbia, and further support the approximately 112,000 residents.

Summerlin

GAAP land sales revenues totaled $38.6 million for the three months ended March 31, 2017 which was $13.8 million, or 55.7% higher than the same period in 2016 as a result of a higher average price per acre and the recognition of revenues deferred in previous periods.

Summerlin’s residential land sales for the three months ended March 31, 2017 totaled 37.7 acres compared to 118.1 acres for the same period in 2016. The average price per acre for the three months ended March 31, 2017 of $697,000 is not comparable to the average price per acre of $357,000 for the same period in 2016, due to the significant differences between the parcels sold. In first quarter 2016, we closed on a $40 million bulk sale of a large tract of land to a homebuilder for which we incurred much lower development costs, resulting in a significant increase in our residential gross margin. In comparison, in first quarter 2017, we closed on the sale of a more typical sized parcel that was previously graded to the finished lot level and had significant infrastructure installed. Our residential gross margin for the three months ended March 31, 2017 is consistent with historical levels. The costs to develop the parcel sold in first quarter 2017 were incurred over ten years earlier prior to the downturn in the housing market. Summerlin maintained this infrastructure over the years and, at the time of the sale, the parcel had significantly more value than our customary superpad. Bulk sales, in contrast, generally sell for a lower price per acre due to their size and lack of infrastructure.

The Summerlin market and job growth remain strong. Summerlin had 207 new home sales for the three months ended March 31, 2017, representing a 38.9% increase compared to 149 new home sales for the same period in 2016. The median new home price in Summerlin decreased 2.0% to $550,000 for 2017 compared to a median new home price of $561,000 for the same period in 2016.

As of March 31, 2017, there were three superpad sites totaling 75.8 acres and one custom lot under contract which are scheduled to close in 2017 for $40.5 million.

The Summit

Land development began at The Summit, our joint venture with Discovery Land, in second quarter 2015 and continues to progress on schedule based upon the initial plan. Custom lot sales began in second quarter 2016, and for the three months ended March 31, 2017, three custom residential lots closed for $10.6 million, and as of March 31, 2017, an additional 14 lots are under contract for $51.9 million. The revenue generated at The Summit is being recognized as the development progresses under the percentage of completion method of accounting. We recorded $5.3 million and $0 million as our share of Equity in earnings in Real Estate and Other Affiliates from this joint venture for the three months ended March 31, 2017 and 2016, respectively. Please refer to Note 8 –   Real Estate and Other Affiliates in our Consolidated Financial Statements for a description of the joint venture and further discussion.

MPC Net Contribution

In addition to segment EBT for the MPCs, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. MPC Net Contribution is defined as MPC segment EBT, plus MPC cost of sales, depreciation and amortization, and net collections from Special Improvement District (“SID”) bonds and Municipal Utility District (“MUD”) receivables, reduced by MPC development and land acquisition expenditures. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance nor should it be used as a comparison metric with other comparable businesses. A reconciliation of segment EBT to consolidated net income as computed in accordance with GAAP is presented in Note 16 -  Segments in our Condensed Consolidated Financial Statements.

The following table sets forth the MPC Net Contribution for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
MPC segment EBT (a)	$44,186	$29,745	$14,441
Plus:
Cost of sales - land	25,869	15,688	10,181
Depreciation and amortization	92	83	9
MUD and SID bonds collections, net (b)	2,750	(32)	2,782
Less:
MPC development expenditures	(43,623)	(34,468)	(9,155)
MPC land acquisitions	(1,415)	(69)	(1,346)
Equity in earnings in Real Estate and Other Affiliates	(5,280)	—	(5,280)
MPC Net Contribution	$22,579	$10,947	$11,632

(a)	For a detailed breakdown of our MPC segment EBT, refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.
(b)	SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to an increase in MPC segment EBT at Bridgeland and Summerlin and an increase in MUD and SID bond collections, offset by an increase in MPC development expenditures in 2017.

The following table sets forth MPC land inventory activity for the three months ended March 31, 2017:

(In thousands)	Bridgeland	Maryland	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2016	$441,598	$22,428	$882,543	$219,970	$103,022	$1,669,561
Acquisitions	—	—	—	1,415	—	1,415
Development expenditures (a)	13,182	15	23,779	5,755	892	43,623
MPC Cost of sales	(2,675)	—	(21,167)	(2,027)	—	(25,869)
MUD reimbursable costs (b)	(11,038)	—	—	(1,833)	(151)	(13,022)
Transfer to Strategic Developments	—	—	—	(3,029)	—	(3,029)
Other	1,596	27	(507)	(1,534)	223	(195)
Balance March 31, 2017	$442,663	$22,470	$884,648	$218,717	$103,986	$1,672,484

(a)	Development expenditures are inclusive of capitalized interest and property taxes.
(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

Operating Assets

Operating assets typically generate rental revenues sufficient to cover their operating costs except when a substantial portion, or all, of the property is being redeveloped, vacated for development or in its initial lease-up phase.

Total revenues and expenses for the Operating Assets segment are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Minimum rents	$45,962	$41,118	$4,844
Tenant recoveries	11,230	10,523	707
Hospitality revenues	19,711	12,909	6,802
Other rental and property revenues	5,184	3,083	2,101
Total revenues	82,087	67,633	14,454

Other property operating costs	15,523	14,118	1,405
Rental property real estate taxes	6,845	6,142	703
Rental property maintenance costs	2,833	3,001	(168)
Hospitality operating costs	13,845	10,475	3,370
Provision for doubtful accounts	530	2,979	(2,449)
Other income, net	178	(363)	541
Depreciation and amortization	22,789	21,201	1,588
Interest income	—	(8)	8
Interest expense	14,524	11,337	3,187
Equity in earnings from Real Estate and Other Affiliates	(3,385)	(1,908)	(1,477)
Total operating expenses	73,682	66,974	6,708
Income before development expenses	8,405	659	7,746
Demolition costs	65	—	65
Development-related marketing costs	418	256	162
Total development expenses	483	256	227

Operating Assets segment EBT*	$7,922	$403	$7,519

(*)For a reconciliation of Operating Assets EBT to consolidated income before taxes, refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.

Minimum rents and tenant recoveries increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to an increase of $5.3 million for our retail, office and multi-family properties. The increase for our retail properties was primarily due to the increase in occupancy at Downtown Summerlin and the Outlet Collection at Riverwalk and the opening of Lakeland Village. The increase in our office properties was primarily due to the opening of One Merriweather and the acquisition of One Mall North in Columbia. The increase in our multi-family properties was primarily due to the purchase of our partner’s interest in Millennium Six Pines Apartments in July 2016.

Hospitality revenues increased for the three months ended March 31, 2017 due primarily to the opening and on-going stabilization of the Embassy Suites at Hughes Landing placed in service in December 2015 and The Westin at The Woodlands placed in service in March 2016 and increased conference center services as a result of focused efforts to diversify our corporate conference business over multiple industries.

Other rental and property revenues increased for the three months ended March 31, 2017 compared to the same period in 2016 due to baseball revenue which is now consolidated as a result of the purchase of our partner’s interest in the Las Vegas 51s baseball team.

Other property operating costs increased for the three months ended March 31, 2017 compared to the same period in 2016 due to the opening of One Merriweather, the acquisition of One Mall North in Columbia and the purchase of our partner’s interest in the Las Vegas 51s baseball team, offset by the impact of the sale of Park West and the transfer of Landmark to our Strategic Developments segment.

Hospitality costs increased for the three months ended March 31, 2017 due to the opening and on-going stabilization of The Westin at The Woodlands which was placed in service in March 2016.

The provision for doubtful accounts decreased by 82.2% for the three months ended March 31, 2017 compared to the same period in 2016 due to a bad debt expense at Ward Village in the three months ended March 31, 2016 related to a bankrupt tenant. A majority of the balance was subsequently recovered in second quarter 2016.

Depreciation and amortization increased for the three months ended March 31, 2017 compared to the same period in 2016 due to the acquisition and opening of assets in Columbia, the opening of office and hospitality assets and the consolidation of a multi-family asset in The Woodlands, offset by the sale of Park West and the transfer of an asset at Ward Village to development.

Interest expense increased primarily due to higher loan balances on properties acquired or placed in service. The increase for retail during the three months ended March 31, 2017 is primarily due to Columbia Regional, Downtown Summerlin and Hughes Landing Retail. The increase for office was due primarily to ONE Summerlin and 1725-1735 Hughes Landing. Multi-family interest expense increased due to placing One Lakes Edge in service in 2015 and the new loan on Millennium Six Pines as a result of the buyout of our partner’s interest. Hospitality interest expense increased due to placing in service The Embassy Suites at Hughes Landing in December 2015 and The Westin at The Woodlands in January 2016.

Equity in earnings from Real Estate and Other Affiliates increased for the three months ended March 31, 2017 compared to first quarter 2016 due primarily to a $3.4 million distribution from our Summerlin Hospital investment as compared to $2.6 million in 2016.

Development-related marketing costs increased for the three months ended March 31, 2017 compared to the same period in 2016 due to an increase in marketing costs at Seaport. The costs in 2017 relate to ongoing marketing initiatives as we continue leasing efforts in advance of the completion of our Pier 17 redevelopment.

When a development property is placed in service, depreciation is calculated for the property ratably over the estimated useful lives of each of its components; however, most of our recently developed properties do not reach stabilization for 12 to 36 months after being placed in service due to the timing of tenants taking occupancy and subsequent leasing of remaining unoccupied space during that period. As a result, operating income, earnings before taxes (“EBT”) and net income will not reflect the ongoing earnings potential of newly placed in service operating assets during this transition period to stabilization. Accordingly, we calculate Adjusted Operating Assets EBT, which excludes depreciation and amortization, development-related demolition and marketing costs and provision for impairment, as they do not represent operating costs for stabilized real estate properties. Adjusted Operating Assets EBT increased 42.7% for the three months ended March 31, 2017, as compared to the same period in 2016, due primarily to growth in total revenues. Also contributing to the increase are distributions from two of our equity assets, a lease termination fee at Ward Village, 2016 Office openings and the ongoing stabilization of The Westin at The Woodlands and The Embassy Suites at Hughes Landing.

The following table reconciles Operating Assets EBT to Adjusted Operating Assets EBT:

Reconciliation of Adjusted Operating Assets EBT to	Three Months Ended March 31,
Operating Assets EBT (in thousands)	2017	2016
Operating Assets segment EBT	$7,922	$403
Add back:
Depreciation and amortization	22,789	21,201
Demolition costs	65	—
Development-related marketing costs	418	256
Adjusted Operating Assets segment EBT	$31,194	$21,860

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

Although we believe that NOI provides useful information to investors about the performance of our Operating Assets, due to the exclusions noted above, NOI should only be used as an additional measure of the financial performance of such assets and not as an alternative to GAAP net income. A reconciliation of Operating Assets NOI to Operating Assets EBT has been presented in the table below to provide the most comparable GAAP measure. Variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. Please refer to our Operating Assets NOI by property and Operating Assets EBT in the tables below for the three months ended March 31, 2017 and 2016.

Operating Assets NOI and EBT

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Retail
The Woodlands
Creekside Village Green (a)	$507	$364	$143
Hughes Landing Retail (a)	990	659	331
1701 Lake Robbins	68	88	(20)
20/25 Waterway Avenue	502	453	49
Waterway Garage Retail	178	151	27
Columbia
Columbia Regional	391	304	87
South Street Seaport
Historic Area / Uplands (a) (b)	(341)	(803)	462
Summerlin
Downtown Summerlin (a)	4,479	4,214	265
Ward Village
Ward Village Retail (c)	5,900	4,595	1,305
Other
Cottonwood Square	171	177	(6)
Lakeland Village Center at Bridgeland (b)	119	—	119
Outlet Collection at Riverwalk (a)	1,667	1,112	555
Total Retail NOI	14,631	11,314	3,317

Office
The Woodlands
One Hughes Landing (d)	1,403	1,523	(120)
Two Hughes Landing	1,385	1,298	87
Three Hughes Landing (b)	(169)	—	(169)
1725 Hughes Landing Boulevard (e)	765	(598)	1,363
1735 Hughes Landing Boulevard (e)	1,848	(624)	2,472
2201 Lake Woodlands Drive	(9)	(37)	28
9303 New Trails (d)	370	426	(56)
3831 Technology Forest Drive	539	387	152
3 Waterway Square (d)	1,538	1,731	(193)
4 Waterway Square (d)	1,514	1,674	(160)
1400 Woodloch Forest (d)	396	461	(65)
Columbia
10-70 Columbia Corporate Center (f)	2,663	2,813	(150)
Columbia Office Properties (g)	297	(203)	500
One Mall North (b)	426	—	426
One Merriweather (b)	372	—	372
Summerlin
ONE Summerlin (a)	930	286	644
Other
110 N. Wacker	1,516	1,525	(9)
Total Office NOI	15,784	10,662	5,122

Multi-family
The Woodlands
Millennium Six Pines Apartments (h)	840	—	840
Millennium Waterway Apartments (i)	711	914	(203)
One Lakes Edge (a)	1,061	918	143
South Street Seaport
85 South Street	119	126	(7)
Total Multi-family NOI	2,731	1,958	773

Hospitality
The Woodlands
Embassy Suites at Hughes Landing (a)	1,539	702	837
The Westin at The Woodlands (a)	1,868	(456)	2,324
The Woodlands Resort & Conference Center (j)	2,459	2,188	271
Total Hospitality NOI	5,866	2,434	3,432
Total Retail, Office, Multi-family, and Hospitality NOI	39,012	26,368	12,644

Other
The Woodlands
One Merriweather Parking Garage	(5)	—	(5)
The Woodlands Ground leases	379	295	84
The Woodlands Parking Garages	(46)	(163)	117
2000 Woodlands Parkway (b)	(23)	—	(23)
Other
Other Properties (k)	1,274	951	323
Total Other NOI	1,579	1,083	496
Operating Assets NOI excluding properties sold or in redevelopment	40,591	27,451	13,140

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Redevelopments
Landmark Mall (l)	$—	$(151)	$151
Total Operating Asset Redevelopments NOI	—	(151)	151

Dispositions
Other
Park West (m)	(14)	498	(512)
Total Operating Asset Dispositions NOI	(14)	498	(512)
Total Operating Assets NOI - Consolidated	40,577	27,798	12,779

Straight-line lease amortization (n)	1,961	3,121	(1,160)
Demolition costs (o)	(65)	—	(65)
Development-related marketing costs	(418)	(256)	(162)
Depreciation and Amortization	(22,789)	(21,201)	(1,588)
Write-off of lease intangibles and other	(27)	(1)	(26)
Other income, net	(178)	363	(541)
Equity in earnings from Real Estate Affiliates	3,385	1,908	1,477
Interest, net	(14,524)	(11,329)	(3,195)
Total Operating Assets segment EBT (p)	$7,922	$403	$7,519

Operating Assets NOI - Equity and Cost Method Investments
The Woodlands
Millennium Six Pines Apartments (h)	$—	$774	$(774)
Stewart Title of Montgomery County, TX	203	208	(5)
Woodlands Sarofim # 1	183	425	(242)
Columbia
The Metropolitan Downtown Columbia	1,381	1,313	68
Summerlin
Constellation	127	—	127
Las Vegas 51s (k)	(296)	(319)	23
Total NOI - equity investees	1,598	2,401	(803)

Adjustments to NOI (q)	(1,573)	(3,683)	2,110
Equity Method Investments EBT	25	(1,282)	1,307
Less: Joint Venture Partner's Share of EBT	(23)	574	(597)
Equity in earnings from Real Estate and Other Affiliates	2	(708)	710

Distributions from Summerlin Hospital Investment (r)	3,383	2,616	767
Segment equity in earnings from Real Estate and Other Affiliates	$3,385	$1,908	$1,477

Company's Share of Equity Method Investments NOI
The Woodlands
Millennium Six Pines Apartments (h)	$—	$630	$(630)
Stewart Title of Montgomery County, TX	102	104	(2)
Woodlands Sarofim # 1	37	85	(48)
Columbia
The Metropolitan Downtown Columbia	691	657	34
Summerlin
Constellation	64	—	64
Las Vegas 51s (k)	(148)	(160)	12
Company's share NOI - equity investees	$746	$1,316	$(570)

	Economic	March 31, 2017
(In thousands)	Ownership	Total Debt	Total Cash
The Woodlands
Stewart Title of Montgomery County, TX	50.00%	$—	$209
Woodlands Sarofim # 1	20.00	5,553	787
Columbia
The Metropolitan Downtown Columbia	50.00	70,000	500
Summerlin
Constellation	50.00	13,968	—

(a)	NOI increase for the three months ended March 31, 2017 as compared to 2016 relates to an increase in occupancy and/or effective rent, or relates to properties recently placed in service.
(b)	Please refer to discussion in the following section regarding this property.
(c)

The increase in NOI is due to both a lease termination fee for a tenant who had not yet occupied the space and an overall decrease in operating expenses related to properties Ward Village transferred to the Strategic Developments segment.

(d)	The NOI decrease for the three months ended March 31, 2017 is due primarily to adjustments to tenant reimbursement revenue in first quarter.
(e)	NOI increase for the three months ended March 31, 2017 as compared to 2016 is due to the expiration of a rent abatement at 1725-1735 Hughes Landing Boulevard.
(f)	NOI decrease is due to free rent for new tenants at 50, 60 and 70 Columbia Corporate Center.
(g)

NOI increase for the three months ended March 31, 2017 is due primarily to increased occupancy as a result of new leases in 2016. Also, contributing to the increase in NOI is the transfer of American City Building to Strategic Developments as a result of the acquisition of the land and building in December 2016 for future redevelopment.

(h)	Purchased our partner’s 18.57% interest in July 2016 and consolidated the financial results of the property at that time.
(i)	NOI decrease is due to a decrease in rental rates to maintain occupancy during the lease-up of Millennium Six Pines Apartments and One Lakes Edge.
(j)	NOI increase for the three months ended March 31, 2017 is due to higher occupancy and an increase in conference center services.
(k)

The increase in NOI is due to the consolidation of the Las Vegas 51s as a result of the buyout of our partner’s interest on March 31, 2017. We now own 100% of the team and the operating results are consolidated in our financial statements.

(l)	Landmark Mall was closed for redevelopment and moved to our Strategic Developments segment as of January 2017.
(m)	Park West was sold in December 2016. Please see further discussion in our Annual Report on Form 10-K for the year ended December 31, 2016.
(n)	The decrease is primarily due to the write-off of straight line rent at Ward Village associated with a bankrupt tenant in 2016.
(o)	The demolition costs for the three months ended March 31, 2017 relate to a small demolition project at Ward Village.
(p)	For a detailed breakdown of our Operating Assets segment EBT, please refer to Note 16 – Segments in the consolidated financial statements.
(q)	Adjustments to NOI include straight line rent and market lease amortization, demolition costs, depreciation and amortization and non-real estate taxes.
(r)	Distributions from the Summerlin Hospital are typically made once per year in the first quarter.

Reconciliation of Operating Assets Segment Equity in Earnings

	Three Months Ended March 31,
(In thousands)	2017	2016
Equity Method investments	$2	$(708)
Cost basis investment	3,383	2,616
Operating Assets segment Equity in earnings	3,385	1,908
MPC segment Equity in earnings (a)	5,280	—
Strategic Developments segment Equity in earnings (b)	(145)	24
Equity in earnings from Real Estate and Other Affiliates	$8,520	$1,932

(a)

The MPC Equity in earnings is primarily related to The Summit joint venture. Please refer to Note 8 – Real Estate and Other Affiliates in our Condensed Consolidated Financial Statements for further description of this joint venture.

(b)

The Strategic Developments segment Equity in earnings is primarily related to the Circle T Ranch and Power Center joint venture. Please refer to Note 8 – Real Estate and Other Affiliates in our Condensed Consolidated Financial Statements for further description of this joint venture.

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

The following table summarizes the leases we executed at our retail properties during the three months ended March 31, 2017:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	5	123	7,203	7,203	5,907	$73.17	$7.38	$3.93
Comparable - Renewal (c)	3	40	10,310	1,454	—	33.35	3.33	—
Comparable - New (d)	2	83	6,605	4,000	6,605	29.88	1.15	0.82
Non-comparable (e)	5	100	13,743	12,343	10,853	45.79	8.49	2.29
Total			37,861	25,000	23,365

(a)	Excludes executed leases with a term of 12 months or less and one lease with a joint venture in which we are a member.
(b)	Pre-leased information is associated with projects under development at March 31, 2017.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $31.21 per square foot to $33.35 per square foot, or 6.9% over previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $37.70 per square foot to $29.88 per square foot, or (20.7%) under previous rents, primarily due to expired long-term leases being replaced with new tenants at current market rates.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

The following discussion summarizes our recently completed retail properties:

Bridgeland

Lakeland Village Center at Bridgeland

In second quarter 2015, we began construction of Lakeland Village Center at Bridgeland, a CVS-anchored neighborhood retail center. The CVS opened in March 2016, and the remaining space in the project was placed in service in third quarter 2016. The total development costs are expected to be approximately $16 million. We expect to reach stabilized annual NOI of approximately $1.7 million in 2018. As of March 31, 2017, the project is 57.2% leased.

Seaport District

Historic Area/Uplands

The increase in NOI in the Historic Area/Uplands (a portion of our larger Seaport District redevelopment project, as discussed further herein) primarily relates to the October 2016 opening of the iPic Theater, which occupies approximately 46,000 square feet in the fully renovated Fulton Market Building. In 2014, we entered into a 20-year lease with iPic Theaters as a first major anchor in the revitalized Seaport District. Ongoing leasing and redevelopment activities will substantially reposition the approximately 180,000 square feet of retail space in the Uplands, which includes the Fulton Market Building, by mid-2018.

Office Properties

All of the office properties listed in the chart in Note 16 - Segments in our Condensed Consolidated Financial Statements, except for 110 N. Wacker and ONE Summerlin, are located in Columbia, Maryland and in The Woodlands, Texas. Leases related to our office properties in The Woodlands and 110 N. Wacker are generally triple net leases. Those located in Columbia, Maryland, and ONE Summerlin are generally gross leases.

The following table summarizes our executed office property leases during the three months ended March 31, 2017:

			Square Feet			Per Square Foot per Annum
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	—	—	—	—	—	$—	$—	$—
Comparable - Renewal (c)	3	41	9,020	4,382	6,179	25.44	1.90	1.11
Comparable - New (d)	1	74	2,092	2,092	2,092	25.50	7.78	0.85
Non-comparable (e)	11	77	59,108	57,738	55,120	27.58	7.59	1.39
Total			70,220	64,212	63,391

(a)	Excludes executed leases with a term of 12 months or less.
(b)	Pre-leased information is associated with projects under development at March 31, 2017.
(c)

Comparable - Renewal information is associated with stabilized assets whereby the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $26.78 per square foot to $25.44 per square foot, or (5.0%) below previous rents.

(d)

Comparable - New information is associated with stabilized assets whereby the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represents an increase in cash rents from $25.15 per square foot to $25.50 per square foot, or 1.4% over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.
(f)	Avg. Starting Rents is based on the gross lease value, including recoveries.

The following discussions summarize our recently completed or acquired office, hospitality and other properties, which were acquired or placed in service within the last 12 months.

The Woodlands

Three Hughes Landing

This Class A office building was placed in service on August 1, 2016. Of the total estimated development costs of approximately $90 million, remaining development costs to be incurred relate to estimated leasing and tenant build-out costs. As of March 31, 2017, the project is 22.8% leased. Leasing activity has been slower than One Hughes Landing and Two Hughes Landing properties due to the economic slowdown in Houston. We believe that its lakefront location within the highly desirable Hughes Landing development and its related amenities will benefit this building as compared to competing office products in the north Houston region. However, the actual amount of NOI and year of stabilization will depend greatly on the Houston economy.

Columbia

One Mall North

This 97,364 square foot, four-story office building in Columbia, Maryland was purchased December 19, 2016 for $22.2 million. The acquisition was financed by a $14.5 million advance received through the January 2017 amendment and refinance of our $80.0 million non-recourse mortgage financing for the 10-60 Columbia Corporate Center office buildings with a $94.5 million loan. The building is located at a gateway entry to Downtown Columbia at the northwest corner of Little Patuxent Parkway and Governor Warfield Parkway. The office building parcel and surface parking total 5.37 acres, and the property is suitable for redevelopment in the future, when warranted to maximize density. The building is 100% leased as of March 31, 2017.

One Merriweather

Located in the Merriweather District, this 204,020 square foot, eight-story multi-tenant Class A office building includes 12,500 leasable square feet of retail and restaurant space, is situated on 1.3 acres of land and was placed in service in the current year. Adjacent to the building on 1.6 acres is a nine-story parking garage which will contain approximately 1,129 spaces. The garage provides parking for One and Two Merriweather. The total development costs are expected to be approximately $78 million, inclusive of $15 million in costs for the parking garage. We expect to reach stabilized annual NOI of approximately $5.1 million in 2020. As of March 31, 2017, the building is 59.7% leased.

Other

The properties that are included in our Other Properties description in our Operating Assets NOI and EBT table include the Kewalo Basin Harbor, Merriweather Post Pavilion (in 2016 until its transfer in November 2016) and HHC 242 Self-Storage for the three month period ending March 31, 2017, consolidation of the Las Vegas 51s and for the three month period ending March 31, 2016, a participation interest in the golf courses at TPC Summerlin and TPC Las Vegas, as well as our share of any NOI related to our equity investments. We received $2.8 million as final payment for our participation interest in the golf courses at TPC Summerlin and TPC Las Vegas in June 2016.

2000 Woodlands Parkway

Formerly the MPC Homefinder’s Center, this 7,900 square foot building is being converted to maximize its use to an income producing operating asset. We are currently pursuing both retail and office opportunities in search of a new use for this currently vacant property.

HHC 242 Self Storage

Located in Alden Bridge, a neighborhood within The Woodlands, this facility is located on 4.0 acres and comprises 654 units aggregating approximately 82,000 square feet. The total development costs are expected to be approximately $9 million. We expect to reach stabilized annual NOI of approximately $0.8 million in 2020. The facility opened in first quarter 2017, and as of March 31, 2017, the project is 7.1% occupied.

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

Total revenues and expenses for the Strategic Developments segment are summarized as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Minimum rents	$372	$48	$324
Condominium rights and unit sales	80,145	122,094	(41,949)
Other land, rental and property revenues	452	136	316
Total revenues	80,969	122,278	(41,309)

Condominium rights and unit cost of sales	60,483	74,815	(14,332)
Other property operating costs	2,985	1,624	1,361
Real estate taxes	692	606	86
Rental property maintenance costs	195	131	64
Provision for doubtful accounts	3	62	(59)
Demolition costs	—	472	(472)
Development-related marketing costs	3,787	4,275	(488)
Depreciation and amortization	668	659	9
Other income	(15)	(244)	229
Gains on sales of properties	(32,215)	(140,479)	108,264
Interest, net (a)	(4,604)	(3,324)	(1,280)
Equity in earnings from Real Estate and Other Affiliates	145	(24)	169
Total expenses, net of other income	32,124	(61,427)	93,551
Strategic Developments segment EBT*	$48,845	$183,705	$(134,860)

(*)For a reconciliation of Strategic Developments EBT to consolidated income before taxes, please refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.

(a)	Negative interest expense amounts are due to interest capitalized in our Strategic Developments segment related to Operating Assets segment debt and the Senior Notes.

The decrease in condominium rights and unit sales for the three months ended March 31, 2017 as compared to the same period in 2016 is primarily related to the decline in revenue recognition under the percentage of completion method for our Waiea condominium tower as the project nears completion, offset by ongoing revenue related to Anaha. As condominium projects advance towards completion, revenue is recognized on qualifying sales contracts under the percentage of completion method of accounting.

Condominium rights and unit cost of sales primarily represent development and construction costs relating to the revenues recognized on Waiea and Anaha sales in the three months ended March 31, 2017 and 2016.

Other property operating costs for the three months ended March 31, 2017 increased compared to the same period in 2016 and relate primarily to additional costs incurred related to opening our Waiea condominium project.

Development-related marketing costs are expenses primarily incurred to enhance our brand, generate demand for our development and redevelopment projects and sustain consumer and industry relationships. For the three months ended March 31, 2017, development-related marketing costs decreased compared to the same period in 2016 primarily due to decreased costs incurred at Seaport.

For the three months ended March 31, 2017, Gains on sales of properties reflect the sale of 36 acres of undeveloped land at The Elk Grove Collection (formerly known as The Outlet Collection at Elk Grove). The gross sales price was $36.0 million and resulted in a pre-tax gain of $32.2 million. The Gains on sales of properties in 2016 is due to selling 80 South Street Assemblage for net cash proceeds of $378.3 million, resulting in a pre-tax gain of $140.5 million. The 80 South Street Assemblage was a 42,694 square foot lot with 817,784 square feet of available development rights in the Seaport District.

Interest, net increased for the three months ended March 31, 2017 compared to the same period in 2016 as we had more projects under construction as compared to the period ending March 31, 2016.

The following describes the status of our active Strategic Developments projects as of March 31, 2017. For projects that have been under construction for a substantial period and are nearing completion, please refer to the Projects under Construction table below for an update on the project’s individual metrics and associated timeline for completion. For information on the construction financings on our projects, please refer to Note 9 –  Mortgages, Notes and Loans Payable  in our Condensed Consolidated Financial Statements.

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

Pursuant to a 2010 development agreement with General Growth Properties, we have a preferred residential and office development covenant that provides us the right of first offer for new development densities of both residential and office space within the Columbia Mall Ring Road. This covenant expires in 2030. The development agreement contains the key terms, conditions, responsibilities and obligations with respect to future development of this area within the greater Downtown Columbia Redevelopment District.

In November 2016, the Howard County Council approved the issuance of up to $90.0 million of tax increment financing (“TIF”) bonds for the downtown’s master plan. As part of the TIF arrangement, an additional 744 affordable residential units may be constructed for the local community which would, if built, increase the previous density to over 6,000 residential units. The TIF will provide capital for the development of key roads, infrastructure and an approximate 2,500-space parking garage to service our local office buildings and other commercial development within Merriweather District.

In 2017, we continued construction of m.flats/TEN.M Building in our first neighborhood, Merriweather District, and  continued predevelopment activities on our second neighborhood, Lakefront District, as further discussed below.

Merriweather District

During first quarter 2015, we received county approval of our development plan which allows for new development density for up to 4.9 million square feet of office, residential and retail space. In March 2017, we completed development and placed in service One Merriweather, and we are currently constructing Two Merriweather, our second office project.

Two Merriweather – We began construction of Two Merriweather, a Class A mixed-use office building, in third quarter 2016. Two Merriweather will consist of 100,000 square feet of office and 30,000 square feet of retail space. Total estimated development costs are approximately $41 million. We expect to reach projected annual stabilized NOI of approximately $3.6 million in 2020. As of March 31, 2017, 57.7% of the total project is pre-leased.

Lakefront District

American City Building - In December 2016, we purchased the American City Building for $13.5 million. The building, which we operated under a master lease agreement until our acquisition, is located on Little Patuxent Parkway near our Whole Foods Project. Currently, the American City Building is a 117,098 square foot Class C office building. The acquisition allows for the termination of restrictive parking covenants on neighboring parcels owned by us, thus providing significant redevelopment opportunity. Current plans for the building and adjacent parking structures are to demolish the building and develop a new mixed-use project with multi-family, retail and restaurant space. As part of our predevelopment activities in 2017, we will continue to evaluate the development potential of this site and the remaining assets within the District and plan to complete and submit for approval a Final Development Plan for the Lakefront District. Our current plans show that the redevelopment of the Lakefront District will provide over 1.5 million square feet of net density.

m.flats/TEN.M

We are a 50% partner with Kettler, Inc. (“Kettler”) to construct a 437-unit, Class A multi-family project with 29,000 square feet of ground floor retail, which is adjacent to The Metropolitan Downtown Columbia in Columbia, Maryland. Construction on the project, which began in first quarter 2016, includes two separate buildings, m.flats and TEN.M. Kettler provides construction and property management services for the development, and we anticipate the first units will be available for rent in third quarter 2017. We contributed approximately five acres of land having a book value of $4.0 million to the joint venture and subsequently incurred an additional $3.1 million in capitalized development costs for a total book value contribution of $7.1 million. Our land contribution was valued at $53,500 per unit, or $23.4 million, and

Kettler contributed $16.1 million in cash, of which $7.3 million was distributed to us and of which we subsequently reinvested $6.3 million. This transaction was accounted for as a partial sale of the land for which we recognized a net profit of $0.2 million. We expect the property to reach projected annual stabilized NOI of approximately $8.1 million in 2019, of which our share would be $4.1 million. Total development costs are expected to be approximately $108 million, and costs incurred through March 31, 2017 were approximately $64.0 million. The project is financed with an $88.0 million construction loan, which is non-recourse to us.

Seaport Redevelopment District

The Seaport District

Our Seaport District redevelopment encompasses seven buildings spanning several city blocks along the East River waterfront in Lower Manhattan comprising, (i) the Uplands, which is west of the FDR Drive and consists of approximately 180,000 square feet of retail space, including the 100,000 square foot Fulton Market Building (see discussion in the Operating Assets segment), (ii) Pier 17, and (iii) the Tin Building (discussed below), located east of the FDR Drive.

Pier 17 and Tin Building – In January 2017, we executed the ground lease amendment with the City of New York, incorporating the Tin Building into our leased premises and modifying other related provisions. Construction on Pier 17 began in 2013 and a grand opening of the Pier 17 building is scheduled for summer 2018. Consisting of approximately 170,000 square feet, Pier 17 will feature dynamic food offerings and retail on the first two levels as well as a 1.5-acre outdoor event and entertainment venue on the Pier 17 rooftop that is expected to be the venue for a summer concert series, as well as restaurant, private events, community open space and a vibrant winter village experience. Levels three and four of Pier 17 will likely include a combination of experiential retail and event space. As part of the Tin Building redevelopment, important historical elements will be catalogued during the building’s deconstruction, followed by demolition and reconstruction of the platform pier where the Tin Building currently sits, and reconstruction of the Tin Building. The total cost estimate for the Tin Building redevelopment is approximately $162 million including turn-key, interior fit out. For further information about the Seaport Redevelopment District, please see our Annual Report on Form 10-K.

33 Peck Slip

In January 2016, we entered into a joint venture with Grandview SHG, LLC to purchase an operating hotel comprised of 72 rooms and totaling 43,889 square feet located at 33 Peck Slip in the Seaport District of New York. We advanced a bridge loan of $25.0 million at a 5.0% interest rate to the joint venture at closing to expedite the acquisition, which was repaid in full in June 2016 upon completion of a refinancing of the property with a $36.0 million redevelopment loan. Our total capital contribution in the joint venture is $9.0 million as of March 31, 2017, which represents our 35% ownership share. The 33 Peck Slip hotel was closed at the end of December 2016 for redevelopment and construction began in January 2017. We anticipate completion in fourth quarter 2017. Total costs of the project are expected to be approximately $62 million, of which $43.5 million relate to acquisition costs and $18.5 million relate to redevelopment costs. As of March 31, 2017, $2.4 million of redevelopment costs have been incurred. We expect our 2018 first year NOI to be $3.8 million of which $1.3 million is our 35% share. After return of our 6.5% preferred return and our capital contribution, we are entitled to distributions at our profit participation interest percentage, which is 50%.

The Woodlands

100 Fellowship Drive

In November 2016, we entered into a build-to-suit arrangement to develop a three-story, 203,000 rentable square foot medical building with approximately 850 surface parking spaces. The building is located at 100 Fellowship Drive and is 100% pre-leased as of March 31, 2017. Total development costs are expected to be approximately $63 million. We will begin construction in second quarter 2017 and anticipate project completion in first quarter 2019. We expect to reach projected annual stabilized NOI of $5.1 million in 2019.

Creekside Park Apartments

In March 2017, we commenced construction of Creekside Park Apartments, which is anticipated to be a 292-unit apartment complex offering the first for-rent product in Creekside Park Village Center. Construction completion and grand opening is expected in third quarter 2018. Total development costs are expected to be approximately $42 million. We plan to fund the development by increasing The Woodlands Master Credit Facility by $30.0 million (described in Note 9 – Mortgages, Notes and Loan Payable). We expect to reach projected annual stabilized NOI of $3.5 million in 2019.

Ward Village

We continue to transform Ward Village into a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets.

Since 2014, we completed the renovation of the IBM Building and started construction on Waiea, Anaha and Ae`o, three of the first four mixed-use market rate residential towers. During third quarter 2016, we obtained approval to begin construction of Ke Kilohana, and in fourth quarter 2016 we opened Waiea, with many of the residents taking occupancy at that time. In July 2015, we began public presales for Ae`o and the first Gateway Tower, and in March 2016, we began public presales for Ke Kilohana. Sales contracts are subject to a 30-day rescission period, and the buyers are typically required to make an initial deposit at signing and an additional deposit 30 days later at which point their total deposit becomes non-refundable. Buyers are typically then required to make a final deposit within approximately 90 days of our receipt of their second deposit. Certain buyers are required to deposit the remainder of the sales price on a predetermined pre-closing date, which is specified in the sales contracts for each condominium project.

Waiea –As of April 18, 2017, we have entered into contracts for 163 of the 174 units and closed on 150 of those units. These closings represent 86.2% of total units and 79.2% of the total residential square feet available for sale. Total development costs are expected to be approximately $414 million, which includes $12.6 million of development-related marketing costs that were expensed as incurred. Remaining costs to complete primarily relate to the finish out of the remaining unsold units. During 2014, we satisfied all requirements to begin recognizing revenue on the percentage of completion basis.

Anaha – In 2014, we began construction of Anaha, and we expect to complete the condominium tower during third quarter 2017. As of April 18, 2017, 301 of the 317 total units were under contract. These contracted sales represent 95.0% of total units and 89.3% of the total residential square feet available for sale. Total development costs are expected to be approximately $401 million, which includes $8.6 million of development-related marketing costs that are being expensed as incurred. During 2015, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of March 31, 2017, the project was approximately 80.0% complete. As of April 18, 2017, 37.9% of the retail space at Anaha is pre-leased and is anchored by a Merriman’s restaurant.

Ae`o  – In February 2016, we began construction of the 389,000 square foot Ae`o tower and the 57,000 square foot Whole Foods Market, located on the same block. We expect to complete development of the entire project by the end of 2018. Total development costs are expected to be approximately $429 million. As of April 18, 2017, 292 of the 466 total units were under contract, representing 62.7% of total units and 57.4% of the total residential square feet available for sale.

Ke Kilohana – In October 2016, we began construction of Ke Kilohana and anticipate completion in 2019. The tower will consist of 424 residences, 375 of which are designated as workforce housing units and are being offered to local residents of Hawaii who meet certain maximum income and net worth requirements. Total development costs are expected to be approximately $219 million. Public pre-sales on the workforce units began in first quarter 2016, and 100% of those units were under contract by the end of July 2016. The market rate units began public pre-sales in July 2016. As of April 18, 2017, we sold 12 of the 49 market units, and we expect to sell the remainder over the next two years. All units under contract represent 91.3% of the total units and 87.2% of the total residential square feet available for sale. As previously announced, we have pre-leased approximately 22,000 square feet, 100% of the available retail space, to CVS/Longs Drugs on the ground floor of Ke Kilohana. During first quarter 2017, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis.

Summerlin (Las Vegas, Nevada)

The Aristocrat

In April 2017, we entered into a build-to-suit arrangement with Aristocrat Technologies, a worldwide leader in gaming solutions, to develop a Class A Corporate Campus. The Aristocrat will be a 180,000 square foot, Class A, corporate campus located on the northeast corner of Town Center Drive and Flamingo Road, less than four miles from Downtown Summerlin. The campus will be situated on approximately 12 acres and will include two 90,000 square foot office buildings and is 100% pre-leased. Construction is expected to begin in mid-2017 with core and shell completion anticipated in second quarter 2018. Total development costs are expected to be approximately $45 million and we are currently seeking financing for this project. We expect to reach projected annual stabilized NOI of $4.1 million in first quarter 2019.

Projects Under Construction

The following table summarizes our projects under construction, and related debt, for Operating Assets and Strategic Developments as of March 31, 2017. Projects that are substantially complete, and therefore, have been placed in service in the Operating Assets segment may still require some capital for remaining tenant build-out. This table does not include projects for which construction is expected to start within the year.

($ in thousands)	Total Estimated Costs (a)	Costs Paid Through March 31, 2017 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Tenant Reimbursements to be Drawn	Remaining Debt to be Drawn	Estimated Costs Remaining in Excess of Remaining Financing to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
Columbia
One Merriweather	$78,187	$57,549	$20,638	$—	$15,857	$4,781	(d)	Complete
The Woodlands
1725-35 Hughes Landing Boulevard	222,990	184,564	38,426	—	33,124	5,302	(e)	Complete
Three Hughes Landing	90,162	60,778	29,384	—	28,993	391	(f)	Complete
HHC 242 Self-Storage	8,607	7,034	1,573	—	1,663	(90)	(g)	Complete
Other
Lakeland Village Center at Bridgeland	16,274	12,721	3,553	—	3,356	197	(h)	Complete
Total Operating Assets	416,220	322,646	93,574	—	82,993	10,581

Strategic Developments
Columbia
Two Merriweather	40,941	8,833	32,108	—	33,155	(1,047)	(i)	Q4 2017
The Woodlands
Creekside Park Apartments	42,111	1,403	40,708	—	—	40,708	(j)	Q3 2018
HHC 2978 Self-Storage	8,476	5,964	2,512	—	2,639	(127)	(k)	Q2 2017
100 Fellowship Drive	63,278	1,323	61,955	—	—	61,955	(l)	2019
South Street Seaport
South Street Seaport - Pier 17 and Historic Area / Uplands	622,883	364,227	258,656	—	—	258,656	(m)	2018
Ward Village
Ae`o	428,508	92,585	335,923	52,000	229,999	53,924	(n)	2018
Anaha	401,314	257,256	144,058	1,035	158,447	(15,424)	(o)	Q3 2017
Ke Kilohana	218,898	28,575	190,323	19,220	142,656	28,447	(p)	2019
Waiea	414,212	376,991	37,221	40,073	-	(2,852)	(o)	Q2 2017
Total Strategic Developments	2,240,621	1,137,157	1,103,464	112,328	566,896	424,240
Combined Total at March 31, 2017	$2,656,841	$1,459,803	$1,197,038	$112,328	$649,889	$434,821

	Creekside Park Apartments anticipated financing					(30,000)	(j)
	100 Fellowship Drive anticipated financing					(51,425)	(l)
	Estimated costs to be funded net of financing, assuming closing on pending financing					$353,396

(a)

Total Estimated Costs represent all costs to be incurred on the project which include, construction costs, demolition costs, marketing costs, capitalized leasing, payroll or project development fees, deferred financing costs and advances for certain accrued costs from lenders and excludes land costs and capitalized corporate interest allocated to the project. Waiea, Anaha, One Merriweather and Two Merriweather exclude Master Plan infrastructure and amenity costs at Ward Village and the Merriweather District. Costs Paid Through March 31, 2017 are payments of Total Estimated Costs from project inception through March 31, 2017.

(b)	Costs Paid Through March 31, 2017 include those costs included in (a) above which have been paid.
(c)

Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to costs that were paid by us in March but not yet funded by the lender. We expect to receive funds from our lenders for these costs in the future. Positive balances represent cash that remains to be invested or amounts drawn in advance of costs paid.

(d)	One Merriweather was placed in service during February 2017 with the occupancy of Medstar. Final completion is dependent on lease-up and tenant build out.
(e)

1725-35 Hughes Landing Boulevard Total Estimated Costs include approximately $61 million of tenant improvements that have been reimbursed directly by ExxonMobil, all of which have been received as of December 31, 2016. These Tenant Reimbursements are shown above as an additional source of funds for project costs. Asset was placed in service during November 2015.

(f)	Three Hughes Landing building shell is substantially complete and was placed in service in August 2016.
(g)	HHC Self Storage 242 was placed in service in February 2017.
(h)	Lakeland Village Center was placed in service during third quarter 2016.
(i)	Construction began on Two Merriweather in third quarter 2016. Total development costs are expected to be approximately $41 million. We closed on a $33.2 million construction loan in October 2016.
(j)

Creekside Park Apartments was approved for construction in December 2016. We are currently seeking financing on this project. We expect to secure approximately $30.0 million of additional financing through our Woodlands Credit Facility.

(k)	HHC 2978 Self-Storage financing of $6.4 million was obtained in January 2016. The project is being placed in service April 6, 2017.
(l)

In fourth quarter 2016, 100 Fellowship was approved to begin construction. We are currently seeking financing for this project and expect to close on an approximately $51.4 million construction loan in second quarter 2017.

(m)

South Street Seaport – Pier 17 Total Estimated Costs and Costs Paid Through March 31, 2017 include costs required for Pier 17, 10 Corso Como and Pier 17 Roof and are gross of insurance proceeds received to date. We anticipate seeking financing for this project.

(n)	The entire project was under construction as of December 31, 2016. Total development costs are expected to be approximately $429 million.
(o)	Waiea and Anaha utilize nonrefundable buyer deposits to fund project costs prior to drawing on the loan. As of March 31, 2017, Waiea has $40.3 million remaining to draw from escrow holdbacks.
(p)	In third quarter 2016, Ke Kilohana was approved to begin construction. Total development costs are expected to be approximately $219 million.

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

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
General and administrative	$(18,117)	$(20,324)	$2,207
Corporate interest expense, net	(12,873)	(13,076)	203
Loss on redemption of senior notes due 2021	(46,410)	—	(46,410)
Warrant liability (loss) gain	(12,562)	29,820	(42,382)
Gain on acquisition of joint venture partner's interest	5,490	—	5,490
Corporate other income, net	850	(246)	1,096
Corporate depreciation and amortization	(1,975)	(1,029)	(946)
Total Corporate and other items	$(85,597)	$(4,855)	$(80,742)

General and administrative expenses for the three months ended March 31, 2017 decreased compared to the same period in 2016 primarily due to decreased stock compensation expense due to stock option forfeitures and exercises as well as due to reduced expenses relating to professional fees, travel and IT costs.

Loss on redemption of senior notes due 2021 for the three months ended March 31, 2017 is due to the early settlement of our $750.0 million 6.875% senior notes due 2021. See further discussion in Note 9 – Mortgages, Notes and Loans Payable in our Condensed Consolidated Financial Statements.

Warrant liability loss increased $42.4 million for the three months ended March 31, 2017 compared to the same period in 2016 due to changes in our stock price in each of the respective three month periods. See further discussion in Note 3 - Sponsor and Management Warrants in our Condensed Consolidated Financial Statements.

Capitalized internal costs

The following tables represent our capitalized internal costs by segment for the three months ended March 31, 2017 and 2016:

	Capitalized Internal Costs		Capitalized Internal Costs Related to Compensation Costs
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2017	2016	2017	2016
MPC segment	$2.5	$2.5	$2.0	$2.0
Operating Assets segment	1.4	2.0	1.2	1.5
Strategic Developments segment	6.5	5.1	5.3	3.8
Total	$10.4	$9.6	$8.5	$7.3

Capitalized internal costs (which include compensation costs) for the three months ended March 31, 2017 increased at our Strategic Developments and remained the same at our MPC segments compared to 2016. The increase for Strategic Developments is primarily due to higher staff allocations as a result of more development activity and increased staff requirements for the assets nearing completion. As projects continue to begin construction, internal costs will continue to be capitalized within these segments. Capitalized internal costs decreased for the three months ended March 31, 2017 in our Operating Assets segment compared to 2016, primarily due to lower staff allocations as projects are completing construction.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our MPC segment, cash generated from our operating assets and sales of properties, condominium closings, deposits from condominium sales (which are restricted to funding construction of the related developments), and first mortgage financings secured by our assets and the corporate bond markets. Additionally, strategic sales of certain assets may provide additional cash proceeds to our operating or investing activities. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. We believe that our sources of cash, including existing cash on hand will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and redevelopment opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding, if and when pursued. Any additional funding would be raised with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time. We cannot provide assurance that financing arrangements for our properties will be on favorable terms or occur at all, which could have a negative impact on our liquidity and capital resources. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our projects. We also provided a completion guarantee to the City of New York for the Pier 17 Renovation Project.

Total outstanding debt was $2.8 billion as of March 31, 2017. Please refer to Note 9 – Mortgages, Notes and Loans Payable in our Condensed Consolidated Financial Statements for a table showing our debt maturity dates. Certain mortgages may require paydowns in order to exercise contractual extension terms. Our proportionate share of the debt of our Real Estate Affiliates, which is non-recourse to us, totaled $71.5 million.

The following table summarizes our net debt on a segment basis as of March 31, 2017. Net debt is defined as  mortgages, notes and loans payable, including our ownership share of debt of our Real Estate and Other Affiliates, reduced by short-term liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID and MUD receivables. Although net debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

(In thousands) Segment Basis (a)	Master Planned Communities		Operating Assets		Strategic Developments		Segment Totals	Non- Segment Amounts	Total March 31, 2017
Mortgages, notes and loans payable	$252,535		$1,604,927	(c)	$169,842	(f)	$2,027,304	$794,469	$2,821,773
Less: cash and cash equivalents	(102,732)	(b)	(85,311)	(d)	(21,260)	(e)	(209,303)	(387,651)	(596,954)
Special Improvement District receivables	(61,129)		—		—		(61,129)	—	(61,129)
Municipal Utility District receivables	(160,189)		—		—		(160,189)	—	(160,189)
Net Debt	$(71,515)		$1,519,616		$148,582		$1,596,683	$406,818	$2,003,501

(a)	Please refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.
(b)	Includes MPC cash and cash equivalents, including $46.6 million of cash related to The Summit joint venture.
(c)	Includes our $43.1 million share of debt of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim #1, The Metropolitan Downtown Columbia and Constellation).
(d)

Includes our $0.5 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, Stewart Title of Montgomery County, TX and Constellation).

(e)

Includes our $8.4 million share of cash and cash equivalent of our Real Estate and Other Affiliates in Strategic Developments segment (KR Holdings, LLC, HHMK Development, LLC, Circle T Ranch and Power Center, 33 Peck Slip and m.flats/TEN.M).

(f)

Includes our $28.4 million share of debt of our Real Estate and Other Affiliates in Strategic Developments segment (KR Holdings, LLC, HHMK Development, LLC, Circle T Ranch and Power Center, 33 Peck Slip and m.flats/TEN.M).

Cash Flows

Operating Activities

The cash flows and earnings generated from each business segment’s activities will likely vary significantly from year to year given the changing nature of our development focus. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2017. Operating cash continued to be utilized in 2017 to fund ongoing development expenditures in our

Strategic Developments and MPC segments, consistent with prior years.

The cash flows and earnings from the MPC business may fluctuate more than from our operating assets because the MPC business generates revenues from land sales rather than recurring contractual revenues from operating leases. MPC land sales are a substantial portion of our cash flows from operating activities and are partially offset by development costs associated with the land sales business and acquisitions of land that is intended to ultimately be developed and sold.

Net cash used in operating activities was $57.8 million for the three months ended March 31, 2017 compared to net cash used in operating activities of $42.4 million for the three months ended March 31, 2016.

The $15.4 million net decrease in cash from operating activities in first quarter 2017 was primarily related to the following:

Increases in operating cash flow:

•	Increase in release of condominium buyer deposits from escrow of $58.9 million;
•	Increase in NOI contribution of $12.9 million primarily from property openings and acquisitions in 2016; and
•	A Bridgeland easement sale of $10.1 million.

Decreases in operating cash flow:

•	Increase in interest payments of $27.8 million due to higher debt balance;
•	Greater condominium expenditures of $21.9 million;
•	Decrease in MPC Land sales of $19.5 million;
•	Increase in MPC expenditures and land acquisitions of $10.5 million compared to 2016;
•	Increase in employee related payments of $8.0 million;
•	Absence of ExxonMobil reimbursement of $3.0 million;
•	Extension payment to a tenant of $1.0 million and other miscellaneous items of $5.6 million.

Investing Activities

Net cash used in investing activities was $87.5 million for the three months ended March 31, 2017 and $239.2 million provided by investing activities for the three months ended March 31, 2016. Cash used for property developments expenditures and operating property improvements, was $119.0 million and $119.4 million, for the three months ended March 31, 2017 and 2016, respectively. The decreased development expenditures in 2017 compared to 2016 relate primarily to lower development spending as compared to the prior year on construction of Downtown Summerlin, One Lakes Edge, Three Hughes Landing, 1725-35 Hughes Landing Boulevard, The Westin at The Woodlands, Embassy Suites at Hughes Landing and others.

Financing Activities

Net cash provided by financing activities was $21.3 million and $94.7 million for the three months ended March 31, 2017 and 2016, respectively. The net proceeds from new loan borrowings and refinancing activities were slightly offset by scheduled amortization payments on our debt and were used to partially fund development activity at our condominium and other development projects. In 2017, cash provided by financing activities included loan proceeds of $944.7 million resulted from the $800.0 million bond offering and new borrowings or refinancings of existing debt primarily relating to One Lake’s Edge, Anaha, One Mall North and One Merriweather. For the three months ended March 31, 2016, the financing activities related to $98.6 million in proceeds from new financings.

Contractual Cash Obligations and Commitments

The following table includes significant updates to our contractual obligations and commitments made during the first quarter 2017. Additional information regarding our contractual obligations and commitments as well as items not included below can be found under the heading “Contractual Cash Obligations and Commitments” in our 2016 Form 10-K.

The following table summarizes our contractual obligations as of March 31, 2017:

(In thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Mortgages, notes and loans payable (a)	$66,228	$998,381	$281,105	$1,425,778	$2,771,492
Interest Payments (b)	95,898	293,762	148,694	208,589	746,943
Ground lease and other leasing commitments	9,885	16,094	15,283	298,881	340,143
Total	$172,011	$1,308,237	$445,082	$1,933,248	$3,858,578

(a)	Based on final maturity, inclusive of extension options.
(b)	Interest is based on the borrowings that are presently outstanding and current floating interest rates.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $157.2 million as of March 31, 2017.

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

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. See Note 1 – Summary of Significant Accounting Policies in our Annual Report. There have been no changes to our critical accounting policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. We intend to manage a portion of our variable interest rate exposure by using interest rate swaps and caps. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. As of March 31, 2017, we had $1.4 billion of variable rate debt outstanding of which $181.2 million has been swapped to a fixed-rate. We also have $230.0 million in gross notional amounts of forward-starting interest rate swaps that become effective December 31, 2017. Approximately $150.0 million of the $1.3 billion that has not been swapped to a fixed-rate is represented by the Master Credit Facility at The Woodlands and is subject to an interest rate cap having a $100.0 million notional amount to mitigate our exposure to rising interest rates. We also did not swap $119.4 million of the outstanding balance on the Ward Village financing to a fixed-rate because the loan is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging this portion of the outstanding balance is inefficient. $649.9 million of variable rate debt relates to our projects under construction. As the properties are placed in service and become stabilized, the variable rate debt is generally refinanced with long-term fixed-rate debt.

As of March 31, 2017, annual interest costs would increase approximately $12.7 million for every 1.00% increase in floating interest rates. A portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (loss) would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by

GAAP, please refer to the Liquidity and Capital Resources section of “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 8 – Mortgages, Notes and Loans Payable and Note 13 – Derivative Instruments and Hedging Activities in our Annual Report.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

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
May 3, 2017

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

+   Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income (loss) for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2017 and 2016, and (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016.