Form 10-Q
period 2017-06-30
Howard Hughes Corp
filed 2017-08-07
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

☐ Yes    ☒ No

The number of shares of common stock, $0.01 par value, outstanding as of July 27, 2017 was 43,187,266.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30,	December 31,
(In thousands, except share amounts)	2017	2016
Assets:
Investment in real estate:
Master Planned Community assets	$1,676,263	$1,669,561
Buildings and equipment	2,152,915	2,027,363
Land	314,383	320,936
Less: accumulated depreciation	(282,557)	(245,814)
Developments	1,048,849	961,980
Net property and equipment	4,909,853	4,734,026
Investment in Real Estate and Other Affiliates	81,797	76,376
Net investment in real estate	4,991,650	4,810,402
Cash and cash equivalents	660,086	665,510
Accounts receivable, net	11,953	10,038
Municipal Utility District receivables, net	175,822	150,385
Deferred expenses, net	75,351	64,531
Prepaid expenses and other assets, net	752,587	666,516
Total assets	$6,667,449	$6,367,382

Liabilities:
Mortgages, notes and loans payable	$3,002,846	$2,690,747
Deferred tax liabilities	224,097	200,945
Warrant liabilities	—	332,170
Accounts payable and accrued expenses	473,013	572,010
Total liabilities	3,699,956	3,795,872

Commitments and Contingencies (see Note 15)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 43,202,100 shares issued and 43,185,718 outstanding as of June 30, 2017 and 39,802,064 shares issued and 39,790,003 outstanding as of December 31, 2016	432	398
Additional paid-in capital	3,243,342	2,853,269
Accumulated deficit	(269,133)	(277,912)
Accumulated other comprehensive loss	(9,157)	(6,786)
Treasury stock, at cost, 16,382 shares as of June 30, 2017 and 12,061 shares as of December 31, 2016, respectively	(1,763)	(1,231)
Total stockholders' equity	2,963,721	2,567,738
Noncontrolling interests	3,772	3,772
Total equity	2,967,493	2,571,510
Total liabilities and equity	$6,667,449	$6,367,382

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Revenues:
Condominium rights and unit sales	$148,211	$125,112	$228,356	$247,206
Master Planned Community land sales	69,144	61,098	122,625	103,040
Minimum rents	45,073	42,036	91,399	83,345
Tenant recoveries	11,642	10,923	23,041	21,451
Hospitality revenues	19,703	19,129	39,414	32,038
Builder price participation	4,480	6,501	9,141	11,148
Other land revenues	4,463	4,122	15,045	8,170
Other rental and property revenues	5,923	4,593	11,380	7,797
Total revenues	308,639	273,514	540,401	514,195

Expenses:
Condominium rights and unit cost of sales	106,195	79,726	166,678	154,541
Master Planned Community cost of sales	33,376	29,008	59,245	44,696
Master Planned Community operations	7,307	9,169	16,701	19,778
Other property operating costs	20,291	15,236	38,799	30,978
Rental property real estate taxes	6,550	7,329	14,087	14,077
Rental property maintenance costs	3,608	2,753	6,636	5,885
Hospitality operating costs	14,164	14,242	28,009	24,717
Provision for doubtful accounts	745	(352)	1,280	2,689
Demolition costs	63	490	128	962
Development-related marketing costs	4,716	6,339	8,921	10,870
General and administrative	22,944	20,053	41,061	40,377
Depreciation and amortization	34,770	24,952	60,294	47,924
Total expenses	254,729	208,945	441,839	397,494

Operating income before other items	53,910	64,569	98,562	116,701

Other:
Gains on sales of properties	—	—	32,215	140,479
Other income, net	223	9,067	910	9,426
Total other	223	9,067	33,125	149,905

Operating income	54,133	73,636	131,687	266,606

Interest income	785	435	1,407	704
Interest expense	(14,448)	(16,533)	(32,306)	(32,526)
Loss on redemption of senior notes due 2021	—	—	(46,410)	—
Warrant liability loss	(30,881)	(44,150)	(43,443)	(14,330)
Gain on acquisition of joint venture partner's interest	—	—	5,490	—
Equity in earnings from Real Estate and Other Affiliates	9,834	20,275	18,354	22,207
Income before taxes	19,423	33,663	34,779	242,661
Provision for income taxes	16,303	26,693	26,000	91,926
Net income	3,120	6,970	8,779	150,735
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to common stockholders	$3,120	$6,970	$8,779	$150,735

Basic income per share:	$0.08	$0.18	$0.22	$3.82

Diluted income per share:	$0.07	$0.16	$0.20	$3.53

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net income	$3,120	$6,970	$8,779	$150,735
Other comprehensive income (loss):
Interest rate swaps (a)	(2,683)	(5,565)	(2,250)	(15,373)
Capitalized swap interest expense (b)	(46)	(254)	(121)	(317)
Pension adjustment (c)	—	(573)	—	(573)
Other comprehensive income (loss)	(2,729)	(6,392)	(2,371)	(16,263)
Comprehensive income	391	578	6,408	134,472
Comprehensive income attributable to common stockholders	$391	$578	$6,408	$134,472

(a)

Net of deferred tax benefit of $1.5 million and $3.0 million for the three months ended June 30, 2017 and 2016, respectively, $1.2 million and $8.3 million for the six months ended June 30, 2017 and 2016, respectively.

(b)

The deferred tax impact was immaterial for the three months ended June 30, 2017 and 2016, respectively. Amount is net of deferred tax benefit of $0.1 million for the six months ended June 30, 2017 and 2016, respectively.

(c)	Net of deferred tax benefit of $0.4 million for the three and six months ended June 30, 2016, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	Interests	Equity
Balance December 31, 2015	39,714,838	$398	$2,847,823	$(480,215)	$(7,889)	—	$—	$3,772	$2,363,889
Net income	—	—	—	150,735	—	—	—	—	150,735
Interest rate swaps, net of tax $8,245	—	—	—	—	(15,373)	—	—	—	(15,373)
Pension adjustment, net of tax of $350	—	—	—	—	(573)	—	—	—	(573)
Capitalized swap interest, net of tax $61	—	—	—	—	(317)	—	—	—	(317)
Stock plan activity	131,198	—	6,057	—	—	(12,061)	(1,231)	—	4,826
Balance, June 30, 2016	39,846,036	398	2,853,880	(329,480)	(24,152)	(12,061)	(1,231)	3,772	2,503,187

Balance December 31, 2016	39,802,064	398	2,853,269	(277,912)	(6,786)	(12,061)	(1,231)	3,772	2,571,510
Net income	—	—	—	8,779	—	—	—	—	8,779
Interest rate swaps, net of tax of $1,221	—	—	—	—	(2,250)	—	—	—	(2,250)
Capitalized swap interest, net of tax of $66	—	—	—	—	(121)	—	—	—	(121)
Grant of management warrants (a)	—	—	—	—	—	—	—	—	—
Stock plan activity	347,583	3	14,491	—	—	(4,321)	(532)	—	13,962
Exercise of warrants	3,052,453	31	375,582	—	—	—	—	—	375,613
Balance, June 30, 2017	43,202,100	$432	$3,243,342	$(269,133)	$(9,157)	(16,382)	$(1,763)	$3,772	$2,967,493

(a)

Represents the $50.0 million warrant granted to purchase 1,965,409 shares upon receipt of the $50.0 million purchase price for the warrant grant executed on June 16, 2017 between the Company and our CEO, David R. Weinreb. Per the terms of the agreement, Mr. Weinreb has 75 days from June 16, 2017 to pay the purchase price of the new warrant. See Note 3 – Sponsor and Management Warrants for additional information.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$8,779	$150,735
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	51,779	41,126
Amortization	8,515	6,798
Amortization of deferred financing costs	2,940	3,747
Amortization of intangibles other than in-place leases	(791)	(710)
Straight-line rent amortization	(2,553)	(5,187)
Deferred income taxes	24,440	85,927
Restricted stock and stock option amortization	3,407	4,670
Gains on sales of properties	(32,215)	(140,479)
Gain on acquisition of joint venture partner's interest	(5,490)	—
Warrant liability loss (gain)	43,443	14,330
Loss on redemption of senior notes due 2021	46,410	—
Equity in earnings from Real Estate and Other Affiliates, net of distributions	(13,440)	(8,212)
Provision for doubtful accounts	1,280	2,689
Master Planned Community land acquisitions	(1,415)	(69)
Master Planned Community development expenditures	(90,973)	(70,678)
Master Planned Community cost of sales	53,240	41,310
Condominium development expenditures	(191,499)	(155,222)
Condominium rights and unit cost of sales	166,678	154,541
Percentage of completion revenue recognition from sale of condominium rights and unit sales	(228,356)	(247,206)
Net changes:
Accounts receivable	272	(3,230)
Prepaid expenses and other assets	(7,949)	2,616
Condominium deposits received	31,872	51,573
Deferred expenses	(9,672)	(1,659)
Accounts payable and accrued expenses	(40,526)	(24,798)
Condominium deposits held in escrow	(31,872)	(51,573)
Condominium deposits released from escrow	116,244	15,661
Other, net	(191)	(3,535)
Cash used in operating activities	(97,643)	(136,835)

Cash Flows from Investing Activities:
Property and equipment expenditures	(4,814)	(7,339)
Operating property improvements	(8,967)	(5,712)
Property developments and redevelopments	(195,189)	(214,276)
Acquisition of partner's interest in Las Vegas 51s	(15,404)	—
Proceeds for reimbursement of development costs	11,165	2,915
Proceeds from sales of properties	36,000	378,257
Proceeds from insurance claims	—	3,107
Distributions from Real Estate and Other Affiliates	—	12,002
Note issued to Real Estate Affiliate	—	(25,000)
Proceeds from repayment of note to Real Estate Affiliate	—	25,000
Investments in Real Estate and Other Affiliates, net	(1,391)	(11,813)
Change in restricted cash	(3,919)	4,658
Cash (used in) provided by investing activities	(182,519)	161,799

Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	$1,399,843	$207,561
Principal payments on mortgages, notes and loans payable	(1,085,438)	(4,492)
Premium paid to redeem 2021 senior notes	(39,966)	—
Special Improvement District bond funds released from (held in) escrow	1,602	—
Deferred financing costs	(11,383)	(1,303)
Taxes paid on vested stock options and restricted stock	(9,029)	(1,231)
Stock options exercised	19,109	—
Cash provided by financing activities	274,738	200,535

Net change in cash and cash equivalents	(5,424)	225,499
Cash and cash equivalents at beginning of period	665,510	445,301
Cash and cash equivalents at end of period	$660,086	$670,800

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information:
Interest paid	$60,566	$57,335
Interest capitalized	35,291	28,681
Income taxes paid	1,873	3,067

Non-Cash Transactions:
Exercise of Sponsor and Management Warrants	375,613	—
Special Improvement District bond transfers associated with land sales	6,005	3,386
Accrued interest on construction loan borrowing	2,522	3,005
Capitalized stock compensation	765	1,387
Acquisition of Las Vegas 51s
Building	87	—
Developments	65	—
Accounts receivable	633	—
Other assets	33,313	—
Other liabilities	(2,294)	—

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”), filed on February 23, 2017 with the SEC. Certain amounts in 2016 have been reclassified to conform to 2017 presentation. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss), cash flows and equity for the interim periods have been included. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements up to the date and time this Quarterly Report was filed.

NOTE 2 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The following is a summary of recently issued and other notable accounting pronouncements which relate to our business.

In May 2017, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation–Stock Compensation. Stakeholders observed that the definition of the term "modification" is broad and that its interpretation results in diversity in practice. The ASU states that when an entity concludes that a change is not substantive, then modification accounting does not apply. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. The new standard must be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. Once adopted, HHC will apply this guidance to any modifications made to either the stock option or restricted stock award plans. We will adopt the ASU on January 1, 2018.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The standard defines an “in-substance non-financial asset,” as a financial asset promised to a counterparty in a contract if substantially all the fair value of the assets is concentrated in nonfinancial assets. The ASU also provides guidance for accounting for partial sales of non-financial assets. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. The new standard must be adopted retrospectively with early adoption permitted. We are currently evaluating the potential impact of this ASU on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). This standard is intended to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognizing the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The new standard must be adopted

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

prospectively with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2017, the FASB formally issued, and we early adopted ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, as permitted, on a prospective basis. The standard provides criteria to determine when an integrated set of assets and activities is not a business. The criteria requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. However, to be considered a business, the set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. Under the new guidance, the acquisition of a property with an in-place lease generally will no longer be accounted for as an acquisition of a business, but instead as an asset acquisition, meaning the transaction costs of such an acquisition will now be capitalized instead of expensed. Our adoption did not have a material impact on our accounting for acquisitions.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows–Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flow. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. ASU 2016-18 will impact our presentation of operating, investing and financing activities related to restricted cash on our consolidated statements of cash flows.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The standard requires reporting entities to evaluate whether they should consolidate a variable interest entity (“VIE”) in certain situations involving entities under common control. Specifically, the standard changes the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The new standard was effective January 1, 2017, and must be adopted retrospectively. We currently have no VIEs involving entities under common control, and accordingly, adoption of this ASU had no impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15,  Classification of Certain Cash Receipts and Cash Payments. The standard addresses how certain cash receipts and payments are presented and classified in the statement of cash flows, including debt extinguishment costs, distributions from equity method investees and contingent consideration payments made after a business combination. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The new standard must be adopted retrospectively. ASU 2016-15 will impact our presentation of operating, investing and financing activities related to certain cash receipts and payments on our consolidated statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses. The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effective date of the standard is for fiscal years, and for interim periods within those years, beginning after December 15, 2019 with early adoption permitted. We are currently evaluating the adoption of ASU 2016-13 on our consolidated financial statements but do not anticipate significant impact.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, the standard amends several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted the ASU as of January 1, 2017, and it did not have a material impact on our accounting for excess tax benefits and tax deficiencies as our stock compensation plans, which permit net-share settlement, had minimal vesting and exercise activity prior to January 1, 2017. The new guidance requires entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled, in contrast to current guidance wherein such effects are recorded in additional paid-in capital (“APIC”). The amounts recorded in APIC prior to our adoption remain in APIC per the new standard. It also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Our plans allow us, at the employee’s request, to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate for the employee’s applicable jurisdiction. We elected to continue to estimate forfeitures as allowed by an election under the new guidance. Our condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 present excess tax benefits as an operating activity and employee taxes paid as a financing activity as required by ASU 2016-09.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02, codified in Accounting Standards Codification (“ASC”) 842. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.  We anticipate a material increase to our assets and liabilities as we will be required to capitalize our ground leases, office leases and certain office equipment where we are the lessee. We will also be considering certain services that are considered non-lease components such as common area maintenance under the new guidance. Upon adoption of ASC 842, these services will be accounted for under ASU 2014-09, Revenues from Contracts with Customers (Topic 606), which is further discussed below.

In May 2014, the FASB and International Accounting Standards Board issued ASU 2014-09. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU requires companies to identify performance obligations in the contract, estimate the amount of variable consideration to include in the transaction price and allocate the transaction price to each separate performance obligation. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We have concluded that after adoption we will not be able to recognize revenue for condominium projects on a percentage of completion basis, and generally revenue will be recognized when the units close and the title has transferred to the buyer. Entities have the option of using either a full retrospective or a modified retrospective approach. We have elected to apply a modified retrospective approach of adoption. We are continuing to evaluate the new guidance to determine all impacts on our consolidated financial statements.

NOTE 3 SPONSOR AND MANAGEMENT WARRANTS

On November 9, 2010, we issued warrants to purchase 1,916,667 shares of our common stock (the “Sponsor Warrants”) to certain funds of Pershing Square Capital Management, L.P. (“Pershing Square”). The exercise price for the warrants of $50.00 per share and the number of shares of common stock underlying each warrant were subject to adjustment for future stock dividends, splits or reverse splits of our common stock or certain other events.

In November 2010 and February 2011, we entered into certain agreements (the “Management Warrants”) with David R.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Weinreb, our Chief Executive Officer, Grant Herlitz, our President, and Andrew C. Richardson, our former Chief Financial Officer, in each case prior to his appointment to such position, to purchase 2,367,985,  315,731 and 178,971 shares, respectively, of our common stock. The Management Warrants represent underlying shares, which may be adjusted pursuant to a net settlement option, and were issued pursuant to such agreements at fair value in exchange for a combined total of approximately $19.0 million in cash from such executives at the commencement of their respective employment. Mr. Weinreb and Mr. Herlitz’s warrants became exercisable in November 2016, and Mr. Weinreb and Mr. Herlitz’s warrants had an exercise price of $42.23 per share and Mr. Richardson’s warrants became exercisable in February 2017 and had an exercise price of $54.50 per share.

Pershing Square exercised its Sponsor Warrants on June 30, 2017, resulting in a net issuance of 1,136,517 shares in accordance with the warrant provisions. Mr. Herlitz exercised his warrants in early January 2017, resulting in the net issuance of 198,184 shares in accordance with the warrant provisions. Mr. Herlitz also donated 6,850 shares to a charitable trust, which were net share settled for 4,400 shares in accordance with the warrant provisions. In February and March 2017, Mr. Richardson exercised 130,000 Management Warrants, resulting in the net issuance of 70,014 shares in accordance with the warrant provisions. In June 2017, Mr. Weinreb exercised all his 2,367,985 Management Warrants and Mr. Richardson exercised his remaining 48,971 Management Warrants, resulting in the net issuance of 1,614,803 and 28,535 shares, respectively, in accordance with the warrant provisions.

As of June 30, 2017, all Sponsor and the original Management Warrants have been exercised. The fair values for the Sponsor and Management Warrants as of December 31, 2016 were recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsor Warrants and Management Warrants were $123.5 million and $208.7 million, respectively, as of December 31, 2016. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 7 – Fair Value of Financial Instruments in our Condensed Consolidated Financial Statements. Decreases and increases in the fair value of the Sponsor and Management Warrants were recognized as warrant liability gains or losses in the Condensed Consolidated Statements of Operations.

On October 7, 2016, we entered into a management warrant agreement with our new Chief Financial Officer, David R. O’Reilly, prior to his appointment to the position. This warrant represents 50,125 underlying shares with an exercise price of $112.08 per share and was issued at fair value in exchange for $1.0 million in cash from Mr. O’Reilly. On June 16, 2017, we also entered into a new warrant agreement (“New CEO Warrant”) with Mr. Weinreb to acquire 1,965,409 shares for the purchase price of $50.0 million. The New CEO Warrant shall become exercisable on June 15, 2022, at an exercise price of $124.64 per share, subject to certain change in control, separation and termination provisions. The new warrants, which qualify as equity instruments, are included within additional paid-in capital in the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016. At June 30, 2017, the New CEO Warrant is fully offset by a contribution receivable of $50.0 million from Mr. Weinreb. Mr. Weinreb has 75 days from June 16, 2017 per the terms of the warrant grant agreement to pay the purchase price of the New CEO Warrant.

NOTE 4 EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted‑average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and nonvested stock issued under stock‑based compensation plans is computed using the treasury stock method. The dilutive effect of the Sponsor Warrants and Management Warrants is computed using the if‑converted method prior to their exercise. In previous periods, gains associated with the changes in the fair value of the Sponsor Warrants and Management Warrants, if applicable, are excluded from the numerator in computing diluted earnings per share because inclusion of such gains in the computation would be anti‑dilutive.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Basic EPS:
Numerator:
Net income	$3,120	$6,970	$8,779	$150,735
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to common stockholders	$3,120	$6,970	$8,779	$150,735

Denominator:
Weighted average basic common shares outstanding	40,373	39,492	40,088	39,483

Diluted EPS:
Numerator:
Net income attributable to common stockholders	$3,120	$6,970	$8,779	$150,735

Denominator:
Weighted average basic common shares outstanding	40,373	39,492	40,088	39,483
Restricted stock and stock options	291	337	305	324
Warrants	2,387	2,835	2,689	2,835
Weighted average diluted common shares outstanding	43,051	42,664	43,082	42,642

Basic income per share:	$0.08	$0.18	$0.22	$3.82

Diluted income per share:	$0.07	$0.16	$0.20	$3.53

The diluted EPS computation for the three and six months ended June 30, 2017 excludes 308,500 and 315,000 stock options, respectively, because their inclusion would have been anti-dilutive. The diluted EPS computation for the three and six months ended June 30, 2017 excludes 167,005 shares of restricted stock, because market conditions have not been met.

The diluted EPS computation for the three and six months ended June 30, 2016 excludes 363,000 stock options and 402,500 stock options, respectively, because their inclusion would have been anti-dilutive. The diluted EPS computation for the three and six months ended June 30, 2016 excludes 153,781 shares of restricted stock because market conditions have not been met.

NOTE 5 RECENT TRANSACTIONS

On May 4, 2017, we announced that Bank of America will serve as the lead anchor tenant to the 51-story, Class A

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

downtown office building at 110 North Wacker Drive in Chicago, Illinois. The lease accounts for more than a third of the Goettsch-designed 1.35 million square-foot high-rise. Construction is scheduled to start in the spring of 2018, with a late 2020 opening expected. In conjunction with this transaction, on April 28, 2017, we exercised our termination option in the current lease with the tenant who occupies the existing 110 North Wacker property. The tenant will continue to occupy the building until January 2018 but will no longer pay the $6.1 million annual rent or any operating expenses which were previously paid 100% by the tenant.

On March 16, 2017, we offered, sold and issued $800.0 million in aggregate principal amount of 5.375% senior notes due March 15, 2025 (the “2025 Notes”) to Qualified Institutional Buyers (as defined in the Securities Act of 1933) in accordance with Rule 144A and Regulation S and completed a tender offer and consent solicitation for any and all of our $750.0 million existing 6.875% senior notes due October 1, 2021. We used the net proceeds to redeem all of the 6.875% senior notes and to pay related transaction fees and expenses. On June 12, 2017, we issued an additional $200.0 million of the 2025 Notes at a premium to par of 2.25%. We intend to use the proceeds to repay construction financings and fund ongoing development projects and general corporate needs. Interest on the 2025 Notes is paid semi-annually, on March 15th and September 15th of each year beginning on September 15, 2017. At any time prior to March 15, 2020, we may redeem all or a portion of the 2025 Notes at a redemption price equal to 100% of the principal plus a “make-whole” declining call premium thereafter to maturity. At any time prior to March 15, 2020, we may redeem 35% of the 2025 Notes at a price of 105.375% with net cash proceeds of certain equity offerings, plus accrued and unpaid interest. The 2025 Notes contain customary terms and covenants and have no financial maintenance covenants.

On March 1, 2017 (the “Acquisition Date”), we acquired our joint venture partner’s 50.0% interest in the Las Vegas 51s minor league baseball team for $16.4 million and became the sole owner of this Triple-A baseball team affiliated with the New York Mets. We recognized a gain of $5.4 million in Gain on acquisition of joint venture partner's interest in conjunction with this acquisition relating to the step-up to fair value of the assets acquired. The estimated fair values of the assets acquired and liabilities assumed disclosed as of March 31, 2017 were provisional as they were pending final determinations of the fair value of the intangible assets existing as of the Acquisition Date. Using the income approach, the final adjustments made as of June 30, 2017 to the allocated fair values included a $0.4 million contingent liability recorded in Accounts payable and accrued expenses per the terms of the purchase agreement relating to a credit for the use of seats in a future stadium for the team, if and when constructed by us, and an adjustment to allocate $7.9 million to finite-lived intangibles, which have a weighted average amortization period of 11 years, and $24.9 million to indefinite-lived intangibles, primarily related to the franchise relationship agreement, all of which is recorded in Prepaid expenses and other assets, net. Accordingly, the adjusted values of assets acquired and liabilities assumed and consolidated into our financial statements total $36.0 million and $3.2 million, respectively, and are included in our Operating Assets segment. Prior to the acquisition, we accounted for our investment in the Las Vegas 51s under the equity method within Investment in Real Estate and Other Affiliates and recognized a loss of $0.2 million in equity in earnings for the six months ended June 30, 2017. Included in the Condensed Consolidated Statements of Operations from the Acquisition Date through June 30, 2017 are revenues of $4.3 million and pre-tax net income from operations of $0.4 million.

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

No impairment charges were recorded during the three and six months ended June 30, 2017 or 2016. We periodically evaluate our strategic alternatives with respect to each of our properties and may revise our strategy from time to time, including our intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, we may decide to sell property that is held for use, and the sale price may be less than the carrying amount. As a result, these changes in strategy could result in impairment charges in future periods.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for each of our assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2017				December 31, 2016
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$25,000	$25,000	$—	$—	$18	$18	$—	$—
Liabilities:
Interest Rate Swaps and Caps	3,853	—	3,853	—	(149)	—	(149)	—
Warrants	—	—	—	—	332,170	—	—	332,170

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents a rollforward of the valuation of our Sponsor and Management Warrants:

(In thousands)	2017	2016
Balance as of January 1	$332,170	$307,760
Warrant liability loss (a)	43,443	14,330
Exercises of Sponsor and Management Warrants	(375,613)	—
Balance as of June 30	$—	$322,090

(a)

Represents losses recognized during 2017 relating to each warrant prior to the respective exercise date. For 2016, represents unrealized losses recorded for outstanding warrants at the end of the period. Changes in the fair value of the Sponsor and Management Warrants prior to exercise were recognized in net income as a warrant liability gain or loss.

The significant unobservable inputs used in the fair value measurement of our warrant liabilities as of June 30, 2017 and December 31, 2016 are as follows:

	Unobservable Inputs
	Expected Volatility (a)	Marketability Discount (b)
June 30, 2017 (c)	N/A	N/A
December 31, 2016	31.0%	0.0% - 1.0%

(a)	Based on our implied equity volatility.
(b)	Represents the discount rate for lack of marketability of the Management Warrants which decreases as the current date approaches the dates of contractual expiration of the marketability restrictions.
(c)	All warrants were exercised as of June 30, 2017. See Note 3 – Sponsors and Management Warrants for additional information.

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

		June 30, 2017		December 31, 2016
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash	Level 1	$635,086	$635,086	$665,492	$665,492
Accounts receivable, net (a)	Level 3	11,953	11,953	10,038	10,038

Liabilities:
Fixed-rate debt (b)	Level 2	$1,514,192	$1,539,694	$1,184,141	$1,224,573
Variable-rate debt (b)	Level 2	1,508,930	1,508,930	1,524,319	1,524,319

(a)	Accounts receivable, net, is shown net of an allowance of $8.4 million and $7.9 million at June 30, 2017 and December 31, 2016, respectively.
(b)	Excludes related unamortized financing costs.

The fair value of our senior notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above (please refer to Note 9 – Mortgages, Notes and Loans Payable in our Condensed Consolidated Financial Statements), was estimated based on a discounted future cash payment model, which includes risk premiums and a risk free rate derived from the current London Interbank Offered Rate (“LIBOR”) or U.S. Treasury obligation interest rates. The discount rates reflect our judgment as

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts for our variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value because of the short‑term maturity of these instruments.

NOTE 8 REAL ESTATE AND OTHER AFFILIATES

Our investments in Real Estate and Other Affiliates that are reported in accordance with the equity and cost methods are as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Equity Method Investments
Master Planned Communities:
The Summit (a)	—%	—%	$47,723	$32,653	$9,792	$8,874	$15,072	$8,874
Operating Assets:
Las Vegas 51s, LLC (c)	100.00	50.00	—	11,062	—	454	(152)	295
Constellation (a) (b)	50.00	50.00	2,308	2,730	(385)	—	(322)	—
The Metropolitan Downtown Columbia (d)	50.00	50.00	—	(1,064)	216	205	274	(512)
Millennium Six Pines Apartments (e)	100.00	100.00	—	—	—	22	—	35
Stewart Title of Montgomery County, TX	50.00	50.00	3,721	3,611	183	154	209	256
Woodlands Sarofim #1	20.00	20.00	2,681	2,683	23	42	30	95
Strategic Developments:
Circle T Ranch and Power Center	50.00	50.00	4,456	4,956	—	10,498	—	10,498
HHMK Development	50.00	50.00	10	10	—	—	—	—
KR Holdings	50.00	50.00	723	707	5	4	16	9
m.flats/TEN.M (a)	50.00	50.00	6,629	6,379	—	—	—	—
33 Peck Slip (a) (f)	35.00	35.00	9,139	8,243	—	22	(156)	41
			77,390	71,970	9,834	20,275	14,971	19,591
Cost method investments			4,407	4,406	—	—	3,383	2,616
Investment in Real Estate and Other Affiliates			$81,797	$76,376	$9,834	$20,275	$18,354	$22,207

(a)	Please refer to the discussion below for a description of the joint venture ownership structure.
(b)	Equity method variable interest entity (“VIE”) as of June 30, 2017. Constellation was also a VIE as of December 31, 2016.
(c)	On March 1, 2017, we acquired our joint venture partner’s interest and have fully consolidated the assets and liabilities of the entity.
(d)

The Metropolitan Downtown Columbia was in a deficit position of $1.6 million at June 30, 2017 due to distributions from operating cash flows in excess of basis and is presented in Accounts payable and accrued expenses.

(e)	On July 20, 2016, we acquired our joint venture partner’s interest in Millennium Six Pines Apartments and fully consolidated the assets and liabilities of the entity.
(f)

The 33 Peck Slip hotel was closed in December 2016 for redevelopment and was transferred to the Strategic Developments segment as of January 1, 2017. The prior year share of earnings for the three and six months ended June 30, 2016 was recorded in the Operating Assets segment but is reflected here for comparative purposes.

As of June 30, 2017, we are not the primary beneficiary of the Constellation VIE listed above because we do not have the power to direct activities that most significantly impact the economic performance of the joint venture, and therefore, we report our interests in accordance with the equity method. Our maximum exposure to loss as a result of this investment is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of this VIE. The aggregate carrying value of unconsolidated VIEs (inclusive of Las Vegas 51s at December 31, 2016, prior to our acquisition) was $2.3 million and $13.8 million as of June 30, 2017 and December 31, 2016, respectively, and was classified as Investment in Real Estate and Other Affiliates in the Condensed Consolidated Balance Sheets.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

As of June 30, 2017, approximately $180.9 million of indebtedness was secured by the properties owned by our Real Estate and Other Affiliates of which our share was approximately $83.4 million based upon our economic ownership. All of this indebtedness is without recourse to us.

We are the primary beneficiary of one VIE which is consolidated in the financial statements. The creditors of the consolidated VIE do not have recourse to us. As of June 30, 2017, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.8 million and $1.5 million, respectively. As of December 31, 2016, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.7 million and $1.4 million, respectively. The assets of the VIE are restricted for use only by the particular VIE and are not available for our general operations.

Activity for our significant investments in Real Estate Affiliates and the related accounting considerations are described below.

The Summit

During first quarter 2015, we formed DLV/HHPI Summerlin, LLC (“The Summit”) in a joint venture with Discovery Land Company (“Discovery”), and we contributed land with a book basis of $13.4 million and transferred Special Improvement District (“SID”) bonds related to such land with a carrying value of $1.3 million to the joint venture at the agreed upon capital contribution value of $125.4 million (“Our Capital Contribution”), or $226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million of cash as their capital contribution and we have no further capital obligations. The gains on the contributed land will be recognized in Equity in earnings from Real Estate and Other Affiliates as the joint venture sells lots.

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

The Summit had $163.0 million of assets, $113.1 million in liabilities and $49.9 million of equity as of June 30, 2017. As of December 31, 2016, The Summit had $151.3 million of assets, $116.5 million in liabilities and $34.8 million of equity. For the three months ended June 30, 2017 and June 30, 2016, The Summit had revenues of $20.7 million and $16.9 million (recognized on a percentage of completion basis), gross margin of $12.1 million and $10.5 million and net income of $9.8 million and $9.7 million, respectively. For the six months ended June 30, 2017 and June 30, 2016, The Summit had revenues of $32.2 million and $16.9 million (recognized on a percentage of completion basis), gross margin of $18.6 million and $10.5 million and net income of $15.1 million and $8.9 million, respectively.

Constellation

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group (“Calida”), to construct, own and operate a 124-unit gated luxury apartment development in Summerlin. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. This project represents the first residential development in Summerlin’s 400-acre downtown. In first quarter 2015, we contributed a 4.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture. Our partner contributed $3.2 million of cash for their 50% interest. Additionally, our partner is the development manager,

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

funded all pre-development activities, obtained construction financing in first quarter 2015 and provided guarantees required by the lender. The project is financed by a $15.8 million construction loan which is fully drawn as of June 30, 2017. The loan is non-recourse to us. In fourth quarter 2015, we each contributed an additional $1.0 million to the joint venture to fund development costs. Upon a sale of the property, we are entitled to 50% of the proceeds up to, and 100% of the proceeds in excess of, an amount determined by applying a 7.0% capitalization rate to net operating income. The venture commenced construction in February 2015 and is being completed in phases. New tenants began to take occupancy in third quarter 2016. This venture was moved to the Operating Assets segment in fourth quarter 2016. As of June 30, 2017, the project is 83.1% occupied and 93.5% leased.

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

33 Peck Slip

In January 2016, we entered into a joint venture to purchase a hotel located at 33 Peck Slip in the Seaport District of New York with a capital contribution of $6.0 million. We advanced a bridge loan of $25.0 million at a 5.0% interest rate to the joint venture at closing to expedite the acquisition, which was repaid in full in June 2016. In second quarter 2016, upon completion of a refinancing of the property with a $36.0 million redevelopment loan, we made additional capital contributions of $2.3 million in 2016 and $0.7 million in 2017. The 33 Peck Slip hotel was closed in December 2016 for redevelopment and was transferred to the Strategic Developments segment. Our total investment in the joint venture is $9.1 million as of June 30, 2017.

Circle T Ranch and Power Center

On June 1, 2016, the Westlake Retail Associates venture closed on a 72-acre land sale with an affiliate of Charles Schwab Corporation, and because of the land sale, the six months ended June 30, 2016 reflects the recognition of $10.5 million in Equity in earnings from Real Estate and Other Affiliates.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 9 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$1,477,807	$1,140,118
Special Improvement District bonds	36,385	44,023
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	1,508,930	1,524,319
Unamortized bond issuance costs	(7,280)	(5,779)
Deferred financing costs	(12,996)	(11,934)
Total mortgages, notes and loans payable	$3,002,846	$2,690,747

(a)

As more fully described below, $180.2 million and $182.1 million of variable‑rate debt has been swapped to a fixed-rate for the term of the related debt as of June 30, 2017 and December 31, 2016, respectively.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents our mortgages, notes, and loans payable by property, presented within each segment in order of extended maturity date:

				Maximum	Carrying Value
	Initial / Extended	Interest		Facility	June 30,	December 31,
($ in thousands)	Maturity (a)	Rate		Amount	2017	2016
Master Planned Communities
Summerlin South SID Bonds - S124	December 2019	5.95%			$104	$123
Summerlin South SID Bonds - S128	December 2020	7.30%			390	440
Summerlin South SID Bonds - S132	December 2020	6.00%			1,096	1,268
The Woodlands Master Credit Facility	April 2020 / April 2021	3.92%	(b)	$180,000	150,000	150,000
Bridgeland Credit Facility	November 2020 / November 2022	4.60%	(b)	65,000	65,000	65,000
Summerlin South SID Bonds - S151	June 2025	6.00%			3,964	4,159
Summerlin South SID Bonds - S128C	December 2030	6.05%			4,467	4,600
Summerlin South SID Bonds - S159	June 2035	6.00%			2,353	2,389
Summerlin West SID Bonds - S812	October 2035	6.00%			21,124	27,459
Master Planned Communities Total					248,498	255,438

Operating Assets
1701 Lake Robbins	April 2017	5.81%			—	4,600
Outlet Collection at Riverwalk (c)	October 2017 / October 2018	3.92%	(b)	54,809	54,809	55,778
1725-35 Hughes Landing Boulevard	June 2018 / June 2019	2.82%	(b)	143,000	112,021	105,647
Downtown Summerlin (c)	July 2017 / July 2019	3.42%	(b) (d)	305,888	305,888	302,981
The Westin at The Woodlands (c)	August 2018 / August 2019	3.82%	(c)	57,946	57,946	58,077
110 North Wacker	October 2019	5.21%	(e)		20,815	22,704
Three Hughes Landing (c)	December 2017 / December 2019	3.52%	(b)	65,455	39,339	35,053
Lakeland Village Center at Bridgeland	May 2018 / May 2020	3.52%	(b)	14,000	11,049	9,979
Embassy Suites at Hughes Landing	October 2018 / October 2020	3.67%	(b)	37,100	30,505	29,461
The Woodlands Resort & Conference Center	December 2018 / December 2020	4.42%	(b)		68,500	70,000
One Merriweather	February 2020 / February 2021	3.32%	(b)	49,900	39,247	23,588
HHC 242 Self-Storage	October 2019 / October 2021	3.77%	(b)	6,658	6,013	3,708
HHC 2978 Self-Storage Facility	January 2020 / January 2022	3.77%	(b)	6,368	4,639	1,715
70 Columbia Corporate Center	May 2020 / May 2022	3.17%	(b)(f)		20,000	20,000
One Mall North	May 2020 / May 2022	3.42%	(b)(f)		14,463	—
10-60 Columbia Corporate Centers	May 2020 / May 2022	3.16%	(b)(f)(g)		80,000	80,000
20/25 Waterway Avenue	May 2022	4.79%			13,767	13,886
Millennium Waterway Apartments	June 2022	3.75%			55,584	55,584
Ward Village	September 2021 / September 2023	3.66%	(b)(h)		238,718	238,718
9303 New Trails	December 2023	4.88%			12,193	12,378
4 Waterway Square	December 2023	4.88%			35,707	36,249
3831 Technology Forest Drive	March 2026	4.50%			22,185	22,383
Millennium Six Pines Apartments	August 2028	3.39%			42,500	42,500
3 Waterway Square	August 2028	3.94%			50,965	51,590
One Hughes Landing	December 2029	4.30%			52,000	52,000
Downtown Summerlin SID Bonds - S128	December 2030	6.05%			2,887	3,350
Two Hughes Landing	December 2030	4.20%			48,000	48,000
One Lakes Edge	March 2029 / March 2031	4.50%			69,440	68,874
Hughes Landing Retail	December 2036	3.50%			35,000	35,000
Columbia Regional Building	February 2037	4.48%			25,000	22,188
Other					—	235
Capital lease obligations	various	3.60%			—	1
Operating Assets Total					1,569,180	1,526,227

Strategic Developments
Waiea and Anaha (i)	November 2017 / November 2019	7.92%	(b)	410,000	184,805	160,847
Ke Kilohana	December 2019 / December 2020	4.42%	(b)	142,656	—	—
Two Merriweather	October 2020 / October 2021	3.67%	(b)	33,156	5,173	—
Ae`o	December 2019 / December 2021	5.17%	(b)	230,000	—	—
100 Fellowship Drive	May 2022	2.67%	(b)	51,426	—	—
Strategic Developments Total					189,978	160,847

Other corporate financing arrangements	July 2018	3.00%			15,466	15,948
Senior Notes	October 2021	6.88%			—	750,000
Senior Notes	March 2025	5.38%			1,000,000	—
Unamortized bond issuance costs					(7,280)	(5,779)
Deferred financing costs					(12,996)	(11,934)
Total mortgages, notes, and loans payable					$3,002,846	$2,690,747

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

(b)	The interest rate presented is based on the one month LIBOR rate, which was 1.17% at June 30, 2017.
(c)

Based on current performance of Downtown Summerlin, Outlet Collection at Riverwalk, Three Hughes Landing and The Westin at The Woodlands, a paydown may be required in order to exercise the extension option.

(d)	On July 14, 2017, the Downtown Summerlin loan’s original maturity date was modified to be September 13, 2017. The loan is expected to be further modified in third quarter 2017.
(e)	The $20.8 million outstanding principal balance is swapped to a 5.21% fixed-rate through maturity.
(f)	These three notes are part of one master facility, with all three respective properties collateralizing the total $114.5 million indebtedness.
(g)	$40.0 million of the outstanding principal balance is swapped to a 3.41% fixed-rate through maturity.
(h)	$119.4 million of the outstanding principal balance is swapped to a 3.64% fixed-rate through maturity.
(i)

The Waiea and Anaha facility provides available financing of up to $410 million as of June 30, 2017. The facility is a non-recourse construction loan cross-collateralized by the condominium towers and stipulates Waiea and Anaha condominium sales proceeds are to be applied as a permanent reduction to the maximum facility available on the loan balance as well as fund any construction costs remaining for Waiea tower.

The weighted average interest rate on our mortgages, notes and loans payable, excluding interest rate hedges, was 4.61% and 4.71% as of June 30, 2017 and December 31, 2016, respectively.

Except for the items listed below, all of the mortgage debt is secured by the individual properties listed in the table above and is non-recourse to HHC:

(i)	$1.0 billion of Senior Notes;
(ii)

$305.8 million financing for the Downtown Summerlin development which has an initial maximum recourse of 35% of the outstanding balance, which will reduce to 15.0% upon completion of the project and achievement of a 1.15:1.0 debt service coverage ratio. The recourse further reduces to 10% upon achievement of a 1.25:1.0 debt service coverage ratio, a 90% occupancy level, and average tenant sales of at least $500.00 per net rentable square foot. As of June 30, 2017, 35% of the outstanding loan balance remains recourse to HHC;

(iii)

$54.8 million of construction financing for the Outlet Collection at Riverwalk with an initial maximum recourse of 50% of the outstanding balance, which will be reduced to 25.0% upon completion of the project and the achievement of an 11.0% debt yield and a minimum level of tenant sales per square foot for twelve months. As of June 30, 2017, 50% of the outstanding loan balance remains recourse to HHC;

(iv)	$15.5 million of Other Corporate Financing Arrangements; and
(v)	$20.8 million of the 110 North Wacker mortgage.

Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance, or a percentage of the loan balance. As of June 30, 2017, land, buildings and equipment and developments with a net book value basis of $3.3 billion have been pledged as collateral for our mortgages, notes and loans payable.

As of June 30, 2017, we were in compliance with all financial covenants included in the debt agreements governing our indebtedness.

Master Planned Communities

The Woodlands Master Credit Facility was amended and restated on July 31, 2015 to a $200.0 million maximum facility amount consisting of a $100.0 million term loan and a $100.0 million revolver (together, the “TWL Facility”). The TWL Facility bears interest at one-month LIBOR plus 2.75% and had an August 2016 initial maturity date with two,  one–year extension options. In July 2016, we exercised our first one-year extension option, which reduced the total commitment to

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

$175.0 million. Semi-annual principal payments of $25.0 million began on December 31, 2016 and continue through the second, optional one-year extension period. The TWL Facility and The Woodlands Resort & Conference Center loans are recourse to the entities that directly own The Woodlands operations. The TWL Facility also contains certain covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to us based on a loan‑to‑value test. The amendment also modified certain covenants to allow for more construction loan guarantees by the entities that directly own The Woodlands than would otherwise have been permitted by the prior facility. On April 27, 2017, TWL Facility was refinanced to increase the facility by $30.0 million for a total of $180.0 million, providing the ability to fund the development of Creekside Park Apartments or for other corporate purposes. The new facility bears interest at one-month LIBOR plus 2.75% with an initial maturity date of April 27, 2020 and a one-year extension option.

The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that we previously paid with respect to such proportionate share of the bond. In the six months ended June 30, 2017, no new SID bonds were issued and $6.0 million in obligations were assumed by buyers.

Operating Assets

On June 27, 2017, we modified our $94.5 million non-recourse mortgage financing for the 10-60 Columbia Corporate Center and One Mall North office buildings with a $114.5 million loan. This amendment added 70 Columbia Corporate Center, a 170,741 square foot office building in Columbia, Maryland, to the collateral pool and allowed us to draw $20.0 million and fully repay the outstanding balance of the existing indebtedness on the 70 Columbia Corporate Center note.

On April 6, 2017, we paid off a $4.6 million maturing mortgage loan that we assumed as part of the acquisition of 1701 Lake Robbins in July 2014.

On January 19, 2017, we closed on a non-recourse financing totaling $25.0 million replacing the $23.0 million construction loan on the Columbia Regional Building, a retail building located in Columbia, Maryland. The loan, which matures on February 11, 2037, bears interest at 4.48% and is interest only for two years, then begins amortizing on a 30-year basis.

On November 25, 2016, we amended and extended our $73.5 million construction loan for One Lakes Edge with a $71.9 million mortgage. Contemporaneously with this amendment, we made a $3.0 million principal reduction payment as required by the loan agreement. The loan bears interest at one-month LIBOR plus 3.50%. On February 23, 2017, we refinanced the One Lakes Edge construction loan with a $69.4 million Fannie Mae loan with an initial maturity of March 2029 and two,  one year-extensions. The new loan has a fixed rate of 4.50% and is interest only for four years, then begins amortizing on a 30-year basis.

Strategic Developments

On May 31, 2017, we closed on a $51.4 million construction loan for 100 Fellowship Drive, located in The Woodlands. The loan bears interest at one-month LIBOR plus 1.50% with a maturity of May 31, 2022.

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2017 and 2016 the ineffective portion recorded was insignificant.

Assessments of hedge effectiveness are performed quarterly using regression analysis and the measurement of hedge ineffectiveness is based on the hypothetical derivative method. We are exposed to credit risk in the event of non-performance by our derivative counterparties. We evaluate counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, we enter into agreements with counterparties we consider credit-worthy, such as large financial institutions with favorable credit ratings. As of June 30, 2017 and 2016, there were no termination events or events of default related to the interest rate swaps.

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

The following table summarizes details related to our derivative contracts:

				Fixed			Fair Value Asset (Liability)
			Notional	Interest	Effective	Maturity	June 30,	December 31,
(In thousands)		Balance Sheet Location	Amount	Rate	Date	Date	2017	2016
Currently-paying contracts:
Interest Rate Swap	(a)	Accounts payable and accrued expenses	$20,815	2.96%	5/10/2011	10/31/2019	$(519)	$(740)
Interest Rate Swap	(a)	Accounts payable and accrued expenses	40,000	1.66	5/6/2015	5/1/2020	(25)	(143)
Interest Rate Swap	(a)	Accounts payable and accrued expenses	119,359	1.14	10/3/2016	9/12/2021	3,119	3,368
Interest Rate Cap	(a)	Accounts payable and accrued expenses	100,000	5.00	8/31/2015	8/31/2017	—	—
Interest Rate Cap	(b)	Accounts payable and accrued expenses	230,000	2.50	12/22/2016	12/23/2019	246	768
Forward-starting contracts:
Interest Rate Swap	(a)	Accounts payable and accrued expenses	50,000	2.65	12/31/2017	12/31/2027	(1,324)	(610)
Interest Rate Swap	(a)	Accounts payable and accrued expenses	100,000	2.68	12/31/2017	12/31/2027	(2,907)	(1,479)
Interest Rate Swap	(a)	Accounts payable and accrued expenses	100,000	2.62	12/31/2017	12/31/2027	(2,443)	(1,015)
Total fair value derivative assets							$3,365	$4,136
Total fair value derivative liabilities							$(7,218)	$(3,987)

(a)	Denotes derivatives designated as hedging instruments.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(b)

Denotes derivative contract that could not be designated as a hedging instrument as of June 30, 2017 as this cap hedges debt that is not yet drawn. Interest (income) expense of $(0.2) million and $0 million is included in the condensed consolidated statement of operations for the three months ended June 30, 2017 and 2016, respectively, related to this contract. Interest (income) expense of $(0.5) million and $0 million is included in the condensed consolidated statement of operations for the six months ended June 30, 2017 and 2016, respectively, related to this contract.

The tables below present the effect of our derivative financial instrument on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016:

	Amount of Loss Recognized		Amount of Loss Recognized
	in AOCI on Derivative		in AOCI on Derivative
	(Effective Portion)		(Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2017	2016
Interest rate swaps	$(2,816)	$(5,957)	$(2,581)	$(16,116)

	Amount of Loss Reclassified from		Amount of Loss Reclassified from
	AOCI into Operations		AOCI into Operations
	(Effective Portion)		(Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Loss Reclassified from AOCI into Operations	2017	2016	2017	2016
Interest expense	$(133)	$(367)	$(331)	$(743)

NOTE 11 INCOME TAXES

We have significant permanent differences, primarily from warrant liability gains and losses, stock compensation deductions and changes in valuation allowances that cause our effective tax rate to deviate from statutory rates. The effective tax rates, based upon actual operating results, were 83.9% and 74.8% for the three and six months ended June 30, 2017 compared to 79.3% and 37.9% for the three and six months ended June 30, 2016, respectively. The changes in the tax rates were primarily attributable to changes in the warrant liability, valuation allowance related to our deferred tax assets, stock compensation deduction and other items which are permanent differences for tax purposes.

The increase in deferred tax liabilities between December 31, 2016 and June 30, 2017 is due primarily to the utilization of federal tax assets to offset income before taxes exclusive of the warrant liability loss.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 12 STOCK BASED PLANS

Our stock based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2016.

Stock Options

The following table summarizes our stock option plan activity for the six months ended June 30, 2017:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at December 31, 2016	1,176,640	$78.87
Granted	46,000	119.38
Exercised	(350,337)	58.48
Forfeited	(40,000)	100.21
Expired	(1,000)	57.77
Stock Options outstanding at June 30, 2017	831,303	88.71

Compensation costs related to stock options were $0.2 million and $1.0 million for the three and six months ended June 30, 2017, respectively, none of which and $0.3 million of which were capitalized to development projects during the same periods, respectively. Compensation costs related to stock options were $0.5 million and $2.3 million for the three and six months ended June 30, 2016, respectively, of which $0.2 million and $0.8 million were capitalized to development projects during the same periods.

Restricted Stock

The following table summarizes restricted stock activity for the six months ended June 30, 2017:

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 31, 2016	289,112	$88.88
Granted	98,883	79.64
Vested	(23,629)	84.20
Forfeited	(17,034)	87.04
Restricted stock outstanding at June 30, 2017	347,332	86.66

Compensation expense related to restricted stock awards were $1.5 million and $3.0 million for the three and six months ended June 30, 2017, respectively, of which $0.2 million and $0.5 million were capitalized to development projects during the same periods. Compensation expense related to restricted stock awards were $1.8 million and $3.4 million for the three and six months ended June 30, 2016, respectively, of which $0.3 million and $0.6 million were capitalized to development projects during the same periods.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 13 OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of Prepaid expenses and other assets:

	June 30,	December 31,
(In thousands)	2017	2016
Condominium receivables (a)	$315,337	$210,219
Condominium deposits	169,162	193,197
Special Improvement District receivable	60,233	61,603
Straight-line rent, net	34,988	31,518
In-place leases	12,719	16,015
Below-market ground leases	18,816	18,986
Above-market tenant leases	1,938	2,457
Equipment, net of accumulated depreciation of $6.1 million and $4.9 million, respectively	15,669	17,556
Security and escrow deposits	47,219	61,304
Tenant incentives and other receivables	9,643	8,773
Prepaid expenses	11,237	11,177
Federal income tax receivable	16,186	15,763
Intangibles	36,182	4,046
Other	3,258	13,902
	$752,587	$666,516

(a)

We expect $296.7 million of the Condominium receivables outstanding at June 30, 2017 to be collected in 2017 upon closing Anaha and the remaining contracted units at Waiea. Of the remaining, $18.3 million related to Ae`o will be collected in 2018, and $0.4 million relating to Ke Kilohana will be collected in 2019.

The $86.1 million net increase primarily relates to the following increases: a  $105.1 million increase in condominium receivables recorded with respect to sales recognized on a percentage of completion basis; a $32.1 million increase in intangibles primarily due to our acquisition of our partner’s 50.0% interest in the Las Vegas 51s; $0.9 million increase in tenant incentives and other receivables due to various tenant activities and $4.0 million in other immaterial increases related to Prepaid expenses, Straight-line rent, net and Federal income tax receivable.

These increases were partially offset by the following decreases: a $24.0 million decrease in condominium deposits due to closings of Waiea condominium units, partially offset by higher net sales activity for Ae`o and Ke Kilohana; a $14.1 million decrease in security and escrow deposits due primarily to the utilization of escrowed sales proceeds to fund remaining construction costs at Waiea; a $10.6 million decrease in Other assets primarily relating to third party reimbursements received for improvements made on the Merriweather Post Pavilion in 2016; a $3.3 million decrease in in-place leases and $4.0 million in other immaterial decreases related to Special Improvement District receivable, Below-market ground leases, Above-market ground leases and Equipment, net.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses:

	June 30,	December 31,
(In thousands)	2017	2016
Construction payables	$194,065	$207,917
Condominium deposit liabilities	58,468	117,015
Deferred income	70,814	85,158
Accounts payable and accrued expenses	33,759	33,050
Tenant and other deposits	24,274	28,559
Accrued interest	21,178	16,897
Accrued payroll and other employee liabilities	22,135	36,937
Accrued real estate taxes	13,997	16,726
Interest rate swaps	3,853	(149)
Straight-line ground rent liability	14,044	13,126
Above-market ground leases	880	1,762
Other	15,546	15,012
	$473,013	$572,010

The $99.0 million net decrease in total accounts payable and accrued expenses primarily relates to the following decreases: $58.5 million in condominium deposit liabilities for the towers under construction at Ward Village as the projects move toward completion; $14.8 million in accrued payroll and other employee liabilities due to payment in first quarter 2017 of 2016 annual incentive bonus;  $14.3 million in deferred income realized in conjunction with revenue deferred for recognition at our Summerlin and Bridgeland MPCs; $13.9 million in construction payables; $4.3 million in tenant and other deposits due primarily to amortization of a tenant’s prepaid rent; $2.7 million in accrued real estate taxes due to timing of payments and $0.8 million in other individually immaterial decreases.

These decreases are partially offset by an increase of $4.3 million in accrued interest primarily due to normal interest accrual activity partially offset by payments relating to redemption of the 2021 senior notes; an increase of $4.0 million in interest rate swaps liability primarily due to a decrease in fair value of the forward-starting swaps and $2.0 million in other individually immaterial increases.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The following tables summarize changes in Accumulated Other Comprehensive Income (Loss) by component, all of which are presented net of tax:

(In thousands)	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016
Balance as of March 31	$(6,428)	$(17,760)
Other comprehensive income (loss) before reclassifications	(2,862)	(6,759)
Loss reclassified from accumulated other comprehensive loss to net income (loss)	133	367
Net current-period other comprehensive income (loss)	(2,729)	(6,392)
Balance as of June 30	$(9,157)	$(24,152)

(In thousands)	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Balance as of January 1	$(6,786)	$(7,889)
Other comprehensive loss before reclassifications	(2,702)	(17,006)
Loss reclassified from accumulated other comprehensive loss to net income (loss)	331	743
Net current-period other comprehensive loss	(2,371)	(16,263)
Balance as of June 30	$(9,157)	$(24,152)

The following tables summarize the amounts reclassified out of AOCI:

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
	For the Three Months Ended
Accumulated Other Comprehensive Income (Loss) Components (In thousands)	June 30, 2017	June 30, 2016
Losses on cash flow hedges	$212	$588
Interest rate swap contracts	(79)	(221)
Total reclassifications of loss (income) for the period	$133	$367

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
	For the Six Months Ended
Accumulated Other Comprehensive Income (Loss) Components (In thousands)	June 30, 2017	June 30, 2016
Losses on cash flow hedges	$527	$1,193
Interest rate swap contracts	(196)	(450)
Total reclassifications for the period	$331	$743

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

We had outstanding letters of credit totaling $13.8 million and $6.5 million and surety bonds totaling $97.9 million and $112.4 million as of June 30, 2017 and December 31, 2016, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

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

Effective January 1, 2017, we moved the South Street Seaport assets under construction and related activities to the Strategic Developments segment from the Operating Assets segment. South Street Seaport operating properties and related operating results remain presented within the Operating Assets segment. The respective segment earnings and total segment assets presented in our interim financial statements and elsewhere in this Quarterly Report have been adjusted in all periods reported to reflect this change.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The assets included in each segment as of June 30, 2017, are contained as follows:

Master Planned			Strategic
Communities	Operating Assets		Developments

	Retail	Office	Under Construction
• Bridgeland	▪ Columbia Regional Building	▪ 10-70 Columbia Corporate Center	▪ Ae`o
• Maryland	▪ Cottonwood Square	▪ Columbia Office Properties	▪ Anaha
• Summerlin	▪ Creekside Village Green	▪ One Hughes Landing	▪ Aristocrat
• The Woodlands	▪ Downtown Summerlin	▪ Two Hughes Landing	▪ Creekside Park Apartments
• The Woodlands Hills	▪ Hughes Landing Retail	▪ Three Hughes Landing (b)	▪ Downtown Summerlin Office
	▪ 1701 Lake Robbins	▪ 1725-35 Hughes Landing Boulevard	▪ 100 Fellowship Drive
Other	▪ Lakeland Village Center at Bridgeland (b)	▪ 2201 Lake Woodlands Drive	▪ Ke Kilohana
• The Summit (a)	▪ Outlet Collection at Riverwalk	▪ One Mall North	▪ Two Merriweather
	▪ South Street Seaport - Historic District / Uplands	▪ One Merriweather (d)	▪ m.flats/TEN.M (a)
	▪ Ward Village Retail	▪ 110 North Wacker	▪ 33 Peck Slip (a) (f)
	▪ 20/25 Waterway Avenue	▪ 9303 New Trails	▪ South Street Seaport - Pier 17 (f)
	▪ Waterway Garage Retail	▪ ONE Summerlin	▪ Waiea
▪ 3831 Technology Forest Drive
	Multi-family	▪ 3 Waterway Square	Other
	▪ Constellation (a) (b)	▪ 4 Waterway Square	▪ AllenTowne
	▪ Millennium Waterway Apartments	▪ 1400 Woodloch Forest	▪ American City Building
	▪ Millennium Six Pines Apartments (c)		▪ Bridges at Mint Hill
	▪ One Lakes Edge	Other	▪ Century Plaza Mall
	▪ 85 South Street	▪ HHC 242 Self-Storage (d)	▪ Circle T Ranch and Power Center (a)
	▪ The Metropolitan Downtown	▪ HHC 2978 Self-Storage (d)	▪ Cottonwood Mall
	Columbia (a)	▪ Las Vegas 51s (e)	▪ 80% Interest in Fashion
		▪ Kewalo Basin Harbor	Show Air Rights
	Hospitality	▪ Stewart Title of Montgomery	▪ Kendall Town Center
	▪ Embassy Suites at Hughes Landing	County, TX (a)	▪ Lakemoor (Volo) Land
	▪ The Westin at The Woodlands (b)	▪ Summerlin Hospital Medical	▪ Landmark Mall (f)
	▪ The Woodlands Resort &	Center (a)	▪ Maui Ranch Land
	Conference Center	▪ The Woodlands Parking Garages	▪ The Elk Grove Collection (g)
		▪ 2000 Woodlands Parkway	▪ West Windsor

(a)	A non-consolidated investment. Refer to Note 8 – Real Estate and Other Affiliates in our Condensed Consolidated Financial Statements.
(b)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2016.
(c)	Asset was held as a joint venture until our acquisition of our partner’s 18.57% interest on July 20, 2016.
(d)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2017.
(e)	Asset was held as a joint venture until our acquisition of our partner’s 50% interest on March 1, 2017.
(f)	Asset is in redevelopment and moved from the Operating Assets segment to the Strategic Developments segment during 2017.
(g)	Formerly known as The Outlet Collection at Elk Grove.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Segment operating results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Master Planned Communities
Land sales	$69,144	$61,098	$122,625	$103,040
Builder price participation	4,480	6,501	9,141	11,148
Minimum rents	—	142	(8)	282
Other land revenues	4,452	4,112	15,024	8,150
Other rental and property revenues	—	17	—	20
Total revenues	78,076	71,870	146,782	122,640

Cost of sales – land	33,376	29,008	59,245	44,696
Land sales operations	7,307	9,169	16,701	19,778
Provision for doubtful accounts	—	—	2	—
Depreciation and amortization	79	81	171	164
Interest income	(1)	(5)	(9)	(21)
Interest expense (*)	(5,989)	(5,004)	(11,538)	(10,343)
Equity in earnings in Real Estate and Other Affiliates	(9,792)	(8,874)	(15,072)	(8,874)
Total expenses	24,980	24,375	49,500	45,400
MPC segment EBT	53,096	47,495	97,282	77,240

Operating Assets
Minimum rents	45,023	41,811	90,985	82,929
Tenant recoveries	11,536	10,914	22,766	21,437
Hospitality revenues	19,703	19,129	39,414	32,038
Other rental and property revenues	5,616	4,416	10,800	7,499
Total revenues	81,878	76,270	163,965	143,903

Other property operating costs	18,045	13,795	33,568	27,913
Real estate taxes	6,032	6,709	12,877	12,851
Rental property maintenance costs	3,480	2,645	6,313	5,646
Hospitality operating costs	14,164	14,242	28,009	24,717
Provision for doubtful accounts	745	(353)	1,275	2,626
Demolition costs	63	—	128	—
Development-related marketing costs	832	187	1,250	443
Depreciation and amortization	32,244	22,613	55,033	43,814
Other income, net	(162)	(2,750)	16	(3,113)
Interest income	(3)	(8)	(3)	(16)
Interest expense (*)	15,543	12,744	30,067	24,081
Equity in earnings from Real Estate and Other Affiliates	(37)	(899)	(3,422)	(2,826)
Total expenses	90,946	68,925	165,111	136,136
Operating Assets segment EBT	(9,068)	7,345	(1,146)	7,767

Strategic Developments
Minimum rents	50	83	422	134
Tenant recoveries	106	9	275	14
Condominium rights and unit sales	148,211	125,112	228,356	247,206
Other land revenues	11	10	21	20
Other rental and property revenues	307	160	580	278
Total revenues	148,685	125,374	229,654	247,652

Condominium rights and unit cost of sales	106,195	79,726	166,678	154,541
Other property operating costs	2,246	1,441	5,231	3,065
Real estate taxes	518	620	1,210	1,226
Rental property maintenance costs	128	108	323	239
Provision for doubtful accounts	—	1	3	63
Demolition costs	—	490	—	962
Development-related marketing costs	3,884	6,152	7,671	10,427
Depreciation and amortization	491	660	1,159	1,319
Other income, net	—	—	(15)	(244)
Interest income	(29)	(125)	(94)	(131)
Interest expense (*)	(6,705)	(4,527)	(11,244)	(7,845)
Equity in earnings from Real Estate and Other Affiliates	(5)	(10,502)	140	(10,507)
Gains on sales of properties	—	—	(32,215)	(140,479)
Total expenses	106,723	74,044	138,847	12,636
Strategic Developments segment EBT	41,962	51,330	90,807	235,016
Total consolidated segment EBT	$85,990	$106,170	$186,943	$320,023

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

(*) Negative interest expense amounts are due to interest capitalized in our Master Planned Communities and Strategic Developments segments related to Operating Assets segment debt and the Senior Notes.

The following reconciles EBT to income before taxes:

Reconciliation of EBT to income before taxes	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
MPC segment EBT	$53,096	$47,495	$97,282	$77,240
Operating Assets segment EBT	(9,068)	7,345	(1,146)	7,767
Strategic Developments segment EBT	41,962	51,330	90,807	235,016
Total consolidated segment EBT	85,990	106,170	186,943	320,023
Corporate and other items:
General and administrative	(22,944)	(20,053)	(41,061)	(40,377)
Corporate interest expense, net	(10,847)	(13,023)	(23,720)	(26,097)
Warrant liability loss	(30,881)	(44,150)	(43,443)	(14,330)
Gain on acquisition of joint venture partner's interest	—	—	5,490	—
Loss on redemption of senior notes due 2021	—	—	(46,410)	—
Corporate other income, net	61	6,317	911	6,069
Corporate depreciation and amortization	(1,956)	(1,598)	(3,931)	(2,627)
Total Corporate and other items	(66,567)	(72,507)	(152,164)	(77,362)
Income before taxes	$19,423	$33,663	$34,779	$242,661

The following reconciles segment revenues to consolidated revenues:

Reconciliation of Segment Basis Revenues to Revenues	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Master Planned Communities	$78,076	$71,870	$146,782	$122,640
Operating Assets	81,878	76,270	163,965	143,903
Strategic Developments	148,685	125,374	229,654	247,652
Total revenues	$308,639	$273,514	$540,401	$514,195

The assets by segment and the reconciliation of total segment assets to the total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	June 30,	December 31,
(In thousands)	2017	2016
Master Planned Communities	$2,041,285	$1,982,639
Operating Assets	2,482,724	2,344,949
Strategic Developments	1,583,616	1,451,460
Total segment assets	6,107,625	5,779,048
Corporate and other	559,824	588,334
Total assets	$6,667,449	$6,367,382

The $137.8 million increase in the Operating Assets segment asset balance as of June 30, 2017 compared to December 31, 2016 is primarily due to placing One Merriweather and HHC 242 and HHC 2978 Self-Storage in service as well as the acquisition of our joint venture partner’s 50% interest in the Las Vegas 51s. These increases were partially offset by the transfer of Landmark Mall and our investment in 33 Peck Slip to Strategic Developments in January 2017.

The $132.2 million increase in the Strategic Developments segment asset balance as of June 30, 2017 compared to December 31, 2016 is primarily due to the transfers of Landmark Mall and 33 Peck Slip into the segment and increased development expenditures primarily at South Street Seaport and our Ward condominium projects under construction.

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

Forward-looking statements include:

•	budgeted costs, future lot sales and estimates and projections of Net Operating Income (“NOI”) and Earnings Before Taxes (“EBT”);
•	forecasts of our future economic performance;
•	descriptions of assumptions underlying or relating to any of the foregoing.
•	capital required for our operations and development opportunities at our properties;
•	expected performance of our Master Planned Communities segment and other current income producing properties;
•	expected commencement and completion for property developments and timing of sales or rentals of certain properties; and
•	future liquidity, development opportunities, development spending and management plans.

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

Results of Operations

Our revenues are primarily derived from the sale of superpads and individual lots at our master planned communities to homebuilders, from rents from tenants at our commercial and residential operating properties, from room and other revenue and conference services at our hospitality properties, from recoveries of operating expenses, from the sale of condominium units and from the opportunistic sale of non-core assets.

The following table reflects our results of operations for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	Change	2017	2016	Change
Revenues
MPC segment revenues	$78,076	$71,870	$6,206	$146,782	$122,640	$24,142
Operating Assets segment revenues	81,878	76,270	5,608	163,965	143,903	20,062
Strategic Developments segment revenues	148,685	125,374	23,311	229,654	247,652	(17,998)
Total revenues	$308,639	$273,514	$35,125	$540,401	$514,195	$26,206

MPC segment EBT	$53,096	$47,495	$5,601	$97,282	$77,240	20,042
Operating Assets segment EBT	(9,068)	7,345	(16,413)	(1,146)	7,767	(8,913)
Strategic Developments segment EBT	41,962	51,330	(9,368)	90,807	235,016	(144,209)
Corporate and other items	(66,567)	(72,507)	5,940	(152,164)	(77,362)	(74,802)
Income before taxes	19,423	33,663	(14,240)	34,779	242,661	(207,882)
Provision for income taxes	(16,303)	(26,693)	10,390	(26,000)	(91,926)	65,926
Net income	3,120	6,970	(3,850)	8,779	150,735	(141,956)
Net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income attributable to common stockholders	$3,120	$6,970	$(3,850)	$8,779	$150,735	$(141,956)

Diluted income (loss) per share	$0.07	$0.16	$(0.09)	$0.20	$3.53	$(3.33)

Total revenues for the three months ended June 30, 2017 increased as compared to the same period in 2016 due to higher revenues across all our segments. For the six months ended June 30, 2017, total revenues increased as compared to the same period in 2016 due to higher revenues in our MPC and Operating Assets segments. The MPC segment revenue increases are primarily due to a $6.4 million easement sale at Bridgeland and increased residential land sales at Bridgeland and The Woodlands in the six months ended June 30, 2017 as compared to 2016. Operating Assets segment revenue increased primarily due to the acquisition of our partner’s 50.0% interest in the Las Vegas 51s baseball team and our partner’s 18.57% interest in Millennium Six Pines apartments, which are both now consolidated, and continued stabilization or acquisition of office, multi-family and hospitality properties. Strategic Developments segment revenue increased for the three months ended June 30, 2017 primarily due to revenue recognized on Ae`o and decreased for the six months ended June 30, 2017 due to the closing of units at Waiea in December 2016.  Strategic Developments segment EBT also decreased in the six months ended June 30, 2017 compared to 2016 due to the non-recurring gain on sale of 80 South Street Assemblage of $140.5 million in March 2016. The sale of this Assemblage was comprised of a 42,694 square foot lot with 817,784 square feet of development rights.

The Corporate and other items net, increased our net income for the three months ended June 30, 2017 as compared to the same period in 2016 primarily due to a $13.3 million decrease in the warrant liability loss partially offset by increased Corporate other income, net, of $6.3 million. The Corporate and other items net decrease for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to a $29.1 million decrease in the warrant liability loss as well as loss on redemption of senior notes due 2021 of $46.4 million. Please refer to the Corporate and other items section elsewhere in this Quarterly Report for additional information regarding the accounts comprising this line item.

The decrease in the provision for income taxes for the three months ended June 30, 2017 as compared to the same period in 2016 is attributable to a decrease of $14.2 million in income before taxes and permanent differences. The decrease in the provision for income taxes for the six months ended June 30, 2017 as compared to the same period in 2016 is due to a decrease in income before tax of $207.9 million primarily from the $140.5 million gain on sale of 80 South Street in 2016 as compared to the $32.2 million gain on sale of Elk Grove in first quarter 2017 and a $46.4 million loss on redemption of senior notes due 2021 in 2017. We have significant differences, primarily from warrant liability gains and losses, and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rate based upon actual operating results was 83.9% and 74.8% for the three and six months ended June 30, 2017 compared to 79.3% and 37.9% for the three and six months ended June 30, 2016, respectively. The change in the effective tax rate from 2017 to 2016 was primarily attributable to the changes in the warrant liability, valuation allowance related to our deferred tax asset, stock compensation deduction and other items which are permanent differences for tax purposes. If changes in the warrant liability, valuation allowance, stock compensation deduction and other material discrete adjustments to deferred tax liabilities were excluded from the effective tax rate computation, the effective tax rates would have been 40.2% and 41.1% for the three and six months ended June 30, 2017, respectively, compared to 36.7% and 37.0% for three and six months ended June 30, 2016, respectively.

The decrease in Net income attributable to common stockholders for the three and six months ended June 30, 2017 as compared to the same periods in 2016 is primarily due to a decrease in EBT in our Operating Assets and Strategic Developments segments. The decrease in EBT in the Operating Assets segment primarily related to an increase in depreciation and interest expenses as more properties are placed in service and as we accelerate depreciation on assets pending redevelopment, offset by increases in net operating income at our properties in the three and six month periods ended June 20, 2017 compared to 2016. In our Strategic Developments segment for the three months ended June 30, 2017 as compared to 2016, the decrease in EBT was primarily due to the $23.1 million condominium rights and unit sales decline as our Waiea and Anaha projects near completion as well as a $10.5 million decline in Equity in Earnings from Real Estate and Other Affiliates due to a sale of a property at our Circle T Ranch and Power Center joint venture in the second quarter of 2016. The decrease in Strategic Developments EBT in the six months ended June 30, 2017 as compared to 2016 was primarily due to a decrease of $108.3 million in gains on sales of properties, as previously discussed.

For the six months ended June 30, 2017, the decrease in Net income attributable to common stockholders is also due to increased Corporate and other items as compared to the same period in 2016.

Please refer to the individual segment operations sections that follow for explanations of the results of each of our segments for the three and six months ended June 30, 2017 and 2016.

Master Planned Communities

Master Planned Communities Revenues and Expenses (*)

For the three months ended June 30, 2017 and 2016

	Bridgeland		Maryland Communities			Summerlin		The Woodlands		The Woodlands Hills		Total MPC
($ in thousands)	2017	2016	2017	2016		2017	2016	2017	2016	2017	2016	2017	2016
Land sales (a)	$13,029	$4,500	$500	$—		$42,015	$55,212	$13,600	$1,386	$—	$—	$69,144	$61,098
Builder price participation (b)	232	180	—	—		3,989	5,425	259	896	—	—	4,480	6,501
Minimum rents	—	—	—	—		—	142	—	—	—	—	—	142
Other land revenues	49	34	31	2		2,716	2,604	1,651	1,467	5	5	4,452	4,112
Other rental and property revenue	—	—	—	—		—	13	—	—	—	4	—	17
Total revenues	13,310	4,714	531	2		48,720	63,396	15,510	3,749	5	9	78,076	71,870

Cost of sales - land	4,288	1,532	219	—		21,863	26,904	7,006	572	—	—	33,376	29,008
Land sales operations	1,664	1,510	297	197		3,012	2,424	2,158	4,968	176	70	7,307	9,169
Depreciation and amortization	23	23	1	5		25	23	30	30	—	—	79	81
Total expenses	5,975	3,065	517	202		24,900	29,351	9,194	5,570	176	70	40,762	38,258

Operating income	7,335	1,649	14	(200)		23,820	34,045	6,316	(1,821)	(171)	(61)	37,314	33,612

Interest (income) expense, net (c)	(2,510)	(2,220)	—	2		(4,378)	(4,090)	1,039	1,443	(141)	(144)	(5,990)	(5,009)
Equity in earnings in Real Estate and Other Affiliates (d)	—	—	—	—		(9,792)	(8,874)	—	—	—	—	(9,792)	(8,874)
MPC segment EBT*	$9,845	$3,869	$14	$(202)	(e)	$37,990	$47,009	$5,277	$(3,264)	$(30)	$83	$53,096	$47,495

(GAAP Basis) Residential Gross Margin %	65.5%	66.0%	NM	NM		48.0%	51.3%	48.5%	58.7%	NM	NM	50.6%	52.5%
(GAAP Basis) Commercial Gross Margin %	71.1%	NM	56.2%	NM		38.2%	53.8%	NM	NM	NM	NM	68.9%	53.8%

(*) For a reconciliation of MPC segment EBT to consolidated income before taxes, refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.

(a) Land sales includes deferred revenue from land sales closed in a previous period which met criteria for recognition in the current period.

(b) Builder price participation revenue is based on an agreed-upon percentage of the sales price of homes closed relative to the base lot price which was paid by the homebuilders to us. This revenue fluctuates based upon the number of homes closed that qualify for builder price participation payments.

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

(e) The negative MPC segment EBT in Maryland is due to no land sales in 2016; however, certain costs such as real estate taxes and administrative expenses continue to be incurred.

NM – Not Meaningful

Master Planned Communities Revenues and Expenses (*)

For the six months ended June 30, 2017 and 2016

	Bridgeland		Maryland Communities				Summerlin		The Woodlands		The Woodlands Hills		Total MPC
($ in thousands, except %)	2017	2016	2017		2016		2017	2016	2017	2016	2017	2016	2017	2016
Land sales (a)	$21,752	$8,782	$500		$—		$80,613	$80,004	$19,760	$14,254	$—	$—	$122,625	$103,040
Builder price participation (b)	247	435	—		—		8,362	9,314	532	1,399	—	—	9,141	11,148
Minimum rents	—	—	—		—		(8)	282	—	—	—	—	(8)	282
Other land revenues	6,678	109	32		3		4,738	5,421	3,561	2,612	15	5	15,024	8,150
Other rental and property revenue	—	—	—		—		—	16	—	—	—	4	—	20
Total revenues	28,677	9,326	532		3		93,705	95,037	23,853	18,265	15	9	146,782	122,640

Cost of sales - land	6,963	2,979	219		—		43,030	36,045	9,033	5,672	—	—	59,245	44,696
Land sales operations	3,367	2,749	584		443		6,010	5,472	6,427	10,969	313	145	16,701	19,778
Provision (recovery) for doubtful accounts	—	—	—		—		2	—	—	—	—	—	2	—
Depreciation and amortization	60	47	5		10		46	47	60	60	—	—	171	164
Total expenses	10,390	5,775	808		453		49,088	41,564	15,520	16,701	313	145	76,119	64,638

Operating income	18,287	3,551	(276)		(450)		44,617	53,473	8,333	1,564	(298)	(136)	70,663	58,002

Interest (income) expense, net (c)	(4,972)	(4,686)	3		(7)		(8,247)	(8,456)	1,952	3,066	(283)	(281)	(11,547)	(10,364)
Equity in earnings in Real Estate and Other Affiliates (d)	—	—	—		—		(15,072)	(8,874)	—	—	—	—	(15,072)	(8,874)
MPC segment EBT*	$23,259	$8,237	$(279)	(e)	$(443)	(e)	$67,936	$70,803	$6,381	$(1,502)	$(15)	$145	$97,282	$77,240

(GAAP Basis) Residential Gross Margin %	67.0%	66.0%	NM		NM		46.6%	54.9%	49.0%	60.3%	NM	NM	50.0%	56.2%
(GAAP Basis) Commercial Gross Margin %	71.1%	72.1%	56.2%		NM		47.9%	55.3%	76.3%	60.2%	NM	NM	72.1%	59.9%

(*) For a reconciliation of MPC segment EBT to consolidated income before taxes, refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.

(a) Land sales includes deferred revenue from land sales closed in a previous period which met criteria for recognition in the current period.

(b) Builder price participation revenue is based on an agreed-upon percentage of the sales price of homes closed relative to the base lot price which was paid by the homebuilders to us. This revenue fluctuates based upon the number of homes closed that qualify for builder price participation payments

(c) Interest expense, net reflects the amount of interest that is capitalized at the project level. Negative interest expense amounts relate to interest capitalized relating to debt assigned to our Operating Assets segment and corporate debt.

(d) Equity in earnings in Real Estate and Other Affiliates is our share of earnings in The Summit joint venture which commenced lot sales in second quarter 2016.

(e) The negative MPC segment EBT in Maryland is due to minimal or no land sales in 2017 or 2016; however, certain costs such as real estate taxes and administrative expenses continue to be incurred.

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

For the six months ended June 30, 2017, Other land sales revenues includes the sale of a utility easement at our Bridgeland community for $10.1 million and related costs of $3.7 million.

Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for our superpad sites and finished lots. Therefore, we use this statistic where relevant in the discussion of our MPC operating results on the following pages. Net new home sales reflect home sales made by homebuilders, less cancellations. Cancellations occur when a home buyer signs a contract to purchase a home, but later fails to qualify for a home mortgage or is unable to provide an adequate down payment to complete the home sale.

Summary of Residential MPC Land Sales Closed for the Three Months Ended June 30,

	Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
($ in thousands)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Bridgeland
Single family - detached	$9,375	$4,656	24.3	12.9	125	68	$386	$361	$75	$68
$ Change	4,719		11.4		57		25		7
% Change	101.4%		88.4%		83.8%		6.9%		10.3%

Maryland Communities
No residential land sales	—	—	—	—	—	—	—	—	—	—

Summerlin
Residential
Superpad sites	26,740	26,987	51.1	53.4	257	316	523	505	104	85
Custom lots	2,195	505	0.7	0.3	2	1	3,136	1,683	1,098	505
Total	28,935	27,492	51.8	53.7	259	317	559	512	112	87
$ Change	1,443		(1.9)		(58)		47		25
% Change	5.2%		(3.5%)		(18.3%)		9.2%		28.7%

The Woodlands
Residential
Single family - detached	10,781	1,386	23.6	2.3	104	9	457	603	104	154
Single family - attached	2,818	—	0.4	—	10	—	7,045	—	282	—
Total	13,599	1,386	24.0	2.3	114	9	567	603	119	154
$ Change	12,213		21.7		105		(36)		(35)
% Change	881.2%		943.5%		1166.7%		(6.0%)		(22.7%)

Total residential land sales closed in period (a)	$51,909	$33,534	100.1	68.9	498	394

(a)

Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Total land sales revenue for the three months ended June 30, 2017 and 2016.

Summary of Commercial MPC Land Sales Closed for the Three Months Ended June 30,

	Land Sales		Acres Sold		Price per acre
($ in thousands)	2017	2016	2017	2016	2017	2016
Bridgeland
No commercial land sales	$—	$—	—	—	$—	$—

Maryland Communities
Commercial
Medical	500	—	1.0	—	500	—
$ Change	500		1.0		500
% Change	NM		NM		NM

Summerlin
Commercial
Not-for-profit	—	348	—	10.0	—	35
$ Change	(348)		(10.0)		(35)
% Change	NM		NM		NM

The Woodlands
No commercial land sales	—	—	—	—	—	—

Total commercial land sales closed in period (a)	$500	$348	1.0	10.0

(a)

Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Total land sales revenue for the three months ended June 30, 2017 and 2016.

Summary of Residential MPC Land Sales Closed for the Six Months Ended June 30,

	Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
($ in thousands)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Bridgeland
Single family - detached	$16,631	$8,870	42.9	24.0	219	132	$388	$370	$76	$67
$ Change	7,761		18.9		87		18		9
% Change	87.5%		78.8%		65.9%		4.9%		13.4%

Maryland Communities
No residential land sales	—	—	—	—	—	—	—	—	—	—

Summerlin
Residential
Superpad sites	50,825	66,987	87.8	170.2	494	868	579	394	103	77
Custom lots	4,375	2,645	1.7	1.6	5	5	2,574	1,653	875	529
Total	55,200	69,632	89.5	171.8	499	873	617	405	111	80
$ Change	(14,432)		(82.3)		(374)		212		31
% Change	(20.7%)		(47.9%)		(42.8%)		52.3%		38.8%

The Woodlands
Residential
Single family - detached	13,142	3,850	28.0	6.4	120	26	469	602	110	148
Single family - detached	2,818	—	0.4	—	10	—	7,045	—	282	—
Total	15,960	3,850	28.4	6.4	130	26	562	602	123	148
$ Change	12,110		22.0		104		(40)		(25)
% Change	314.5%		343.8%		400.0%		(6.6%)		(16.9%)

Total residential land sales closed in period (a)	$87,791	$82,352	160.8	202.2	848	1,031

(a)

Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Total land sales revenue for the six months ended June 30, 2017 and 2016.

Summary of Commercial MPC Land Sales Closed for the Six Months Ended June 30,

	Land Sales		Acres Sold		Price per acre
($ in thousands)	2017	2016	2017	2016	2017	2016
Bridgeland
No commercial land sales	$—	$—	—	—	$—	$—

Maryland Communities
Commercial
Medical	500	—	1.0	—	500	—
$ Change	500		1.0		500
% Change	NM		NM		NM

Summerlin
Commercial
Not-for-profit	—	348	—	10.0	—	35
$ Change	(348)		(10.0)		(35)
% Change	NM		NM		NM

The Woodlands
Commercial
Medical	—	10,405	—	4.3	—	2,420
Office and other	1,441	—	1.3	—	1,108	—
Retail	2,358	—	9.1	—	259	—
Total	3,799	10,405	10.4	4.3	365	2,420
$ Change	(6,606)		6.1		(2,055)
% Change	(63.5%)		141.9%		(84.9%)

Total commercial land sales closed in period (a)	$4,299	$10,753	11.4	14.3

(a)

Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Total land sales revenue for the six months ended June 30, 2017 and 2016.

Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue

The following table reconciles Total residential and commercial land sales closed in the three and six months ended June 30, 2017 and 2016 to Total land sales revenue for the MPC segment for the three and six months ended June 30, 2017 and 2016, respectively. Total net recognized (deferred) revenue includes revenues recognized in the current periods which related to sales closed in prior periods, offset by revenues deferred on sales closed in the current periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Total residential land sales closed in period	$51,909	$33,534	$87,791	$82,352
Total commercial land sales closed in period	500	348	4,299	10,753
Net recognized (deferred) revenue:
Bridgeland	3,655	(156)	5,122	(88)
Summerlin	9,455	23,671	19,167	6,291
Total net recognized (deferred) revenue	13,110	23,515	24,289	6,203
Special Improvement District revenue	3,625	3,701	6,246	3,732
Total land sales revenue	$69,144	$61,098	$122,625	$103,040

Houston

Our Houston area MPCs have proven to be resilient to the slowdown in local job growth as compared to previous years. Our strategy of expanding the offerings of lots priced for modestly-priced homes (under $500,000) has resulted in an increase in the number of new home sales in The Woodlands and Bridgeland of 48.7% and 32.4%, respectively, for the six months ended June 30, 2017 compared to the same period in 2016. The increased home sales have been a primary factor in driving continued builder demand for lots in these communities.

Bridgeland

Land sales revenues totaled $13.0 million and $21.8 million for the three and six months ended June 30, 2017, respectively, which was $8.5 million and $13.0 million, or 189.5% and 147.7% higher than the same periods in 2016 as a result of higher residential land sales and the recognition of revenues deferred in previous periods.

Residential land sales for the three and six months ended June 30, 2017 were higher compared to the same period in 2016 due to increased demand from homebuilders. The Bridgeland submarket, in the mid-range of the residential market, continues to show improvement. For the three and six months ended June 30, 2017, Bridgeland sold 24.3 residential acres and 42.9 residential acres, respectively, compared to 12.9 residential acres and 24.0 residential acres for the same periods in 2016. The average price per residential acre for single-family – detached product increased for the three and six months ended June 30, 2017 compared to 2016, by 6.9% and 4.9%, respectively, reflecting increased demand for products in the mid-range of the residential market and the mix of lots sold in the respective periods.

There were 106 and 225 new home sales at Bridgeland for the three and six months ended June 30, 2017, representing a 6.0% and 32.4% increase, respectively, compared to 100 and 170 new home sales for the same periods in 2016. For the three months ended June 30, 2017, the median price of new homes sold in Bridgeland increased 12.3% to $355,000 compared to $316,000 for the same period in 2016. The higher pricing is primarily due to the mix of homes sold. For the six months ended June 30, 2017, the median price of new homes sold remained unchanged at $329,000 compared to the same period in 2016. Residential land and home absorption rates at Bridgeland in 2017 have benefited from the wide variety of products being offered at competitive prices. In addition, the Grand Parkway toll road, which opened in February 2016, provides greater connectivity between Bridgeland and major employment centers in Houston.

There were no commercial land sales in Bridgeland for the three and six months ended June 30, 2017 or 2016.

As of June 30, 2017, Bridgeland had 289 residential lots under contract, of which 158 are scheduled to close in 2017 for $12.4 million.

The Woodlands

Land sales revenues totaled $13.6 million and $19.8 million for the three and six months ended June 30, 2017, respectively, which was $12.2 million and $5.5 million, or 881.2% and 38.6% higher than the same periods in 2016 primarily as a result of significantly increased absorption of lots priced for the mid-range of the residential market.

For the three and six months ended June 30, 2017, The Woodlands sold 24.0 residential acres and 28.4 residential acres compared to 2.3 residential acres and 6.4 residential acres for the same period in 2016, an increase of 943.5% and 343.8%, respectively. The average price per residential acre decreased to $567,000 and $562,000 compared to the same three and six month period average in 2016 of $603,000 and $602,000, or a decrease of 6.0% and 6.6%, respectively. The Woodlands sold 10.4 acres of commercial land at $365,000 per acre in the six months ended June 30, 2017 compared to 4.3 acres at $2.4 million per acre for the same period in 2016. There were no commercial sales in the three months ended June 30, 2017 or 2016. The commercial land sales for the six months ended June 30, 2017 included a 9.1-acre site with a poor location, an irregular shape with no freeway frontage and limited access, resulting in a low price per acre. The commercial sales for the six months ended June 30, 2016 included a 3.1-acre site with freeway frontage that generated $2.7 million in revenue per acre.

There were 82 and 174 new home sales for the three and six months ended June 30, 2017, respectively, representing a 34.4% and 48.7% increase compared to 61 and 117 new home sales for the same periods in 2016. The median new home price in The Woodlands was $577,000 and $585,000 for the three and six months ended June 30, 2017, respectively, compared to a median new home price of $559,000 and $553,000 for the same periods in 2016.

As of June 30, 2017, there were 310 residential lots under contract in The Woodlands, of which 111 are scheduled to close in 2017 for $17.5 million.

The Woodlands Hills

The City of Conroe approved our development plans for The Woodlands Hills in 2016, and we have now commenced infrastructure improvements. The first phase of development will consist of 193 single-family detached lots of various sizes including a model home complex and a 17.5-acre amenity center/community park. Lot deliveries are expected in late 2017. Benefitting from The Woodlands brand reputation and with moderately-priced homes, The Woodlands Hills is well-positioned for sales in the north Houston market.

Maryland

Our Columbia, Gateway, Emerson and Fairwood communities contain approximately 107 commercial acres remaining to be developed. Commercial land sales for the three and six months ended June 30, 2017, related to one acre sold at $500,000 for a proposed medical office building site. There were no commercial land sales for the three and six months ended June 30, 2016. All of the residential inventory was sold out in prior years.

In December 2015, approximately 35 acres of the Columbia commercial acreage was transferred to our Strategic Developments segment as we began development of office space in the Downtown Columbia Town Center Redevelopment District (“DCRD”). The entitlements, which do not expire under Maryland law, enable us to redevelop Downtown Columbia, and further support the approximately 112,000 residents.

Summerlin

Land sales revenues totaled $42.0 million for the three months ended June 30, 2017, which was $13.2 million or 23.9% lower than the same period in 2016. The land sales revenues in three month period ended June 30, 2017 included $9.5 million in land sales closed and deferred in previous periods which met criteria for recognition in the current period, as compared to a net $23.7 million of deferred land sales recognized in the same period in 2016. Land sales revenues totaled $80.6 million for the six months ended June 30, 2017, which was $0.6 million, or 0.8% higher than the same period in 2016 as a result of a higher average price per acre and the recognition of $19.2 million in revenues deferred in previous periods that were recognized in the current period as compared to a net $6.3 million recognized in the six months ended 2016. The gross margin on land sales previously closed and recognized in the current periods presented may vary from gross margins recognized on new land sales closed and recognized in the current periods.

Summerlin’s residential land sales for the three months ended June 30, 2017 totaling 51.8 acres compares to 53.7 acres for the same period in 2016, and the slight increase in price per acre on land sales closed in 2017 as compared to the same period in 2016 was primarily due to the mix of superpads sold.

Summerlin’s residential land sales for the six months ended June 30, 2017 totaled 89.5 acres compared to 171.8 acres for the same period in 2016.  The average price per superpad acre for the six months ended June 30, 2017 of $579,000 is not comparable to the average price per superpad acre of $394,000 for the same period in 2016 due to the significant differences between the parcels sold. For the six months ended June 30, 2016, we closed on a $40 million bulk sale of a large 116.8 acre tract of land to a homebuilder. As is typical with bulk sales, this sale was at a  lower price per acre due to the size and lack of infrastructure on this site compared to the sale of a more typical parcel, however we incurred much lower development costs, resulting in a significant increase in our residential gross margin. In comparison, for the six months ended June 30, 2017, we closed on the sale of a more typical sized parcel that was previously graded to the finished lot level and had significant infrastructure installed, thus the parcel had significantly more value than our customary superpad and was sold at a higher price per acre in contrast to the comparative period’s bulk sale discussed above. Our residential gross margin for the three and six months ended June 30, 2017 is more consistent with historical levels. Furthermore, the inconsistent nature of land sales closed from period to period is inherent to our business.

Based on recent home sales, we believe the Summerlin market remains strong. Summerlin had 244 and 451 new home sales for the three and six months ended June 30, 2017, respectively, representing a 21.4% and 28.9% increase compared to 201 and 350 new home sales for the same periods in 2016. The median new home price in Summerlin increased 10.6% and 4.6% to $595,000 and $569,000 for the three and six months ended June 30, 2017, respectively, compared to a median new home price of $538,000 and $544,000 for the same periods in 2016.

As of June 30, 2017, there was one superpad site totaling 24.1 acres and one custom lot under contract which are scheduled to close in the second half of 2017 for $13.1 million.

The Summit

Land development began at The Summit, our joint venture with Discovery Land, in second quarter 2015 and continues to progress on schedule based upon the initial plan. Custom lot sales began in second quarter 2016, and a total of 69 lots have closed for $213 million on an inception-to-date basis through June 30, 2017. For the three and six months ended June 30, 2017, six and nine custom residential lots closed for $17.9 million and $28.5 million, respectively, compared to 17 lots for $48.2 million for the same periods in 2016. The revenue generated at The Summit as development progresses is being recognized under the percentage of completion method of accounting. We recorded $9.8 million and $15.1 million as our share of Equity in earnings in Real Estate and Other Affiliates from this joint venture for the three and six months ended June 30, 2017, respectively. We recorded $8.9 million as our share of Equity in earnings in Real Estate and Other Affiliates from this joint venture for both the three and six months ended June 30, 2016. As of June 30, 2017, an additional 16 lots are under contract for $55.1 million. Please refer to Note 8 – Real Estate and Other Affiliates in our Consolidated Financial Statements for a description of the joint venture and further discussion.

MPC Net Contribution

In addition to segment EBT, MPC Net Contribution is a non-GAAP financial measure derived from EBT, adjusted for certain items as discussed below. Management uses this measure because it captures current period performance through the velocity of sales, as well as current period development expenditures based upon demand at our MPCs, which varies depending upon the stage of the MPC’s development lifecycle, and the overall economic environment.

As reconciled below for each of the respective periods, we calculate MPC Net Contribution as MPC segment EBT adjusted to exclude timing differences related to MPC cost of sales and non-cash depreciation and amortization, reduced by the current period development and land acquisition expenditures (net of municipality reimbursements) which relate to the ordinary course of our long-term master planned community development business, further adjusted for distributed earnings from unconsolidated development ventures.

Although MPC Net Contribution can be computed from GAAP elements of income, it is not a GAAP-based operational metric and should be evaluated in addition to, and not considered a substitute for or superior to any GAAP measures of operating performance. Furthermore, other companies may calculate Net Contribution in a different manner, which may hinder comparability. A reconciliation of segment EBT to consolidated net income (loss) as computed in accordance with GAAP is presented in Note 16 - Segments.

The following table sets forth the MPC Net Contribution for the three and six months ended June 30, 2017 and 2016 as reconciled to MPC segment EBT:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	Change	2017	2016	Change
MPC segment EBT (a)	$53,096	$47,495	$5,601	$97,282	$77,240	$20,042
Plus:
Cost of sales - land	33,376	29,008	4,368	59,245	44,696	14,549
Depreciation and amortization	79	81	(2)	171	164	7
MUD and SID bonds collections, net (b)	(4,395)	(3,040)	(1,355)	10,817	(3,071)	13,888
Less:
MPC development expenditures	(47,350)	(36,210)	(11,140)	(90,973)	(70,678)	(20,295)
MPC land acquisitions	—	—	—	(1,415)	(69)	(1,346)
Equity in earnings in Real Estate and Other Affiliates	(9,792)	(8,874)	(918)	(15,072)	(8,874)	(6,198)
MPC Net Contribution	$25,014	$28,460	$(3,446)	$60,055	$39,408	$20,647

(a)	For a detailed breakdown of our MPC segment EBT, refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.
(b)	SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution decreased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to an increase in MPC development expenditures in 2017. MPC Net Contribution increased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to an increase in MPC segment EBT at Bridgeland and The Woodlands and an increase in MUD and SID bond collections, offset by an increase in MPC development expenditures in 2017.

The following table sets forth MPC land inventory activity for the six months ended June 30, 2017:

(In thousands)	Bridgeland	Maryland	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2016	$441,598	$22,428	$882,543	$219,970	$103,022	$1,669,561
Acquisitions	—	—	—	1,415	—	1,415
Development expenditures (a)	33,599	5	45,826	8,780	2,763	90,973
MPC Cost of sales	(6,963)	(219)	(43,030)	(9,033)	—	(59,245)
MUD reimbursable costs (b)	(23,738)	—	—	(2,336)	(1,135)	(27,209)
Transfer to Strategic Developments	—	—	—	(3,029)	—	(3,029)
Other	2,509	7	1,919	(1,517)	879	3,797
Balance June 30, 2017	$447,005	$22,221	$887,258	$214,250	$105,529	$1,676,263

(a)	Development expenditures are inclusive of capitalized interest and property taxes.
(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

Operating Assets

Operating assets typically generate rental revenues sufficient to cover their operating costs except when a substantial portion, or all, of the property is being redeveloped, vacated for development or in its initial lease-up phase.

Total revenues and expenses for the Operating Assets segment are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Minimum rents	$45,023	$41,811	$3,212	$90,985	$82,929	$8,056
Tenant recoveries	11,536	10,914	622	22,766	21,437	1,329
Hospitality revenues	19,703	19,129	574	39,414	32,038	7,376
Other rental and property revenues	5,616	4,416	1,200	10,800	7,499	3,301
Total revenues	81,878	76,270	5,608	163,965	143,903	20,062

Other property operating costs	18,045	13,795	4,250	33,568	27,913	5,655
Rental property real estate taxes	6,032	6,709	(677)	12,877	12,851	26
Rental property maintenance costs	3,480	2,645	835	6,313	5,646	667
Hospitality operating costs	14,164	14,242	(78)	28,009	24,717	3,292
Provision for doubtful accounts	745	(353)	1,098	1,275	2,626	(1,351)
Other income, net	(162)	(2,750)	2,588	16	(3,113)	3,129
Depreciation and amortization	32,244	22,613	9,631	55,033	43,814	11,219
Interest income	(3)	(8)	5	(3)	(16)	13
Interest expense	15,543	12,744	2,799	30,067	24,081	5,986
Equity in earnings from Real Estate and Other Affiliates	(37)	(899)	862	(3,422)	(2,826)	(596)
Total operating expenses	90,051	68,738	21,313	163,733	135,693	28,040
Income before development expenses	(8,173)	7,532	(15,705)	232	8,210	(7,978)
Demolition costs	63	—	63	128	—	128
Development-related marketing costs	832	187	645	1,250	443	807
Total development expenses	895	187	708	1,378	443	935
Operating Assets segment EBT*	$(9,068)	$7,345	$(16,413)	$(1,146)	$7,767	$(8,913)

(*)For a reconciliation of Operating Assets EBT to consolidated income before taxes, refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.

Minimum rents and tenant recoveries increased for the three and six months ended June 30, 2017 as compared to the same periods in 2016 primarily due to an increase of $5.1 million and $11.5 million, respectively, at our retail, office and multi-family properties. The increase for our retail properties for the three and six months ended June 30, 2017 was primarily due to the increase in occupancy at Downtown Summerlin, the Outlet Collection at Riverwalk and the opening of Lakeland Village, offset by a decrease at Ward Village related to a tenant’s bankruptcy in 2016. The increase in our office properties was primarily due to One Merriweather and Three Hughes Landing being placed in service, the acquisition of One Mall North in Columbia and the continued stabilization of 1725-1735 Hughes Landing, offset by a decrease for 110 North Wacker in Chicago related to the future redevelopment of the property. The increase in our multi-family properties was primarily due to the purchase of our partner’s 18.57% interest in Millennium Six Pines Apartments in July 2016 and lease-up of One Lakes Edge.

Hospitality revenues increased for the six months ended June 30, 2017 as compared to the same periods in 2016 due to the opening and on-going stabilization of the Embassy Suites at Hughes Landing and The Westin at The Woodlands, placed in service in December 2015 and March 2016, respectively.

Other rental and property revenues increased for the three and six months ended June 30, 2017 as compared to the same periods in 2016 due to baseball revenue which is now consolidated as a result of the purchase of our partner’s 50.0%  interest in the Las Vegas 51s baseball team.

Other property operating costs increased for the three and six months ended June 30, 2017 as compared to the same periods in 2016 due primarily to the purchase of our partner’s 50.0% interest in the Las Vegas 51s baseball team, summer marketing events, the opening of the iPic Theater in Fulton Market Building at Seaport, the opening of One Merriweather and the acquisition of One Mall North in Columbia and the purchase of our partner’s 18.57% interest in the Millennium Six Pines Apartments, offset by the impact of the sale of Park West and the transfer of Landmark Mall to our Strategic Developments segment.

Hospitality operating costs increased for the six months ended June 30, 2017 as compared to the same periods in 2016 due to higher occupancy and revenue of The Westin at The Woodlands which was placed in service in March 2016.

For the first quarter 2016, the provision for doubtful accounts increased due to a bad debt expense at Ward Village related to a bankrupt tenant. A majority of the balance was subsequently recovered in second quarter 2016, resulting in income. Therefore, the provision for doubtful accounts increased and decreased for the three and six months ended June 30, 2017 as compared to the same periods in 2016, respectively, due to this, unusual 2016 activity.

Interest expense increased for the three and six months ended June 30, 2017 as compared to the same periods in 2016, primarily due to higher loan balances on properties acquired or placed in service. The increases during the three and six months ended June 30, 2017 are primarily due to Downtown Summerlin, Hughes Landing Retail,  Lakeland Village Center, Three Hughes Landing, ONE Summerlin, One Merriweather, One Mall North, One Lakes Edge, The Embassy Suites at Hughes Landing, The Westin at The Woodlands. Additionally a new loan on Millennium Six Pines was acquired as a result of the buyout of our partner’s 18.57% interest in July of 2016.

Depreciation and amortization increased $9.6 million and $11.2 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016 primarily due to the acceleration of depreciation for two office buildings pending redevelopment, the acquisition and opening of assets in Columbia, the consolidation of a multi-family asset in The Woodlands and an asset placed in service at Seaport, offset by the lower depreciation due to the sale of Park West in December 2016 and the transfer of an asset at Ward Village to the Strategic Developments segment.

Equity in earnings from Real Estate and Other Affiliates decreased for the three months ended June 30, 2017 compared to the same period in 2016 due to our interest in the Summerlin Baseball Club which is now a consolidated asset as the result of the buyout of our partner, and due to our interest in Constellation Apartments at Summerlin which was placed in service in third quarter 2016. Equity in earnings from Real Estate and Other Affiliates increased for the six months ended June 30, 2017 compared to the same period in 2016 due primarily to a $3.4 million distribution from our Summerlin Hospital investment as compared to $2.6 million for the same period in 2016.

Demolition costs in the three and six months ended June 30, 2017 relate to demolition of a small portion of Ward Village Retail.

Development-related marketing costs increased for the three and six months ended June 30, 2017 as compared to the same periods in 2016 due to an increase in marketing costs at Seaport. The costs in 2017 relate to ongoing marketing initiatives as we continue leasing efforts at Seaport in advance of the completion of our Pier 17 redevelopment.

When a development property is placed in service, depreciation is calculated for the property ratably over the estimated useful lives of each of its components; however, most of our recently developed properties do not reach stabilization for 12 to 36 months after being placed in service due to the timing of tenants taking occupancy and subsequent ongoing leasing of the unoccupied space during that period. As a result, operating income, earnings before taxes (“EBT”) and net income will not reflect the ongoing earnings potential of newly placed in service operating assets during this transition period to stabilization. Accordingly, we calculate Adjusted Operating Assets EBT, which excludes depreciation and amortization, development-related demolition and marketing costs and provision for impairment, as they do not represent operating costs for stabilized real estate properties. Adjusted Operating Assets EBT decreased $6.1 million for the three months ended June 30, 2017, as compared to the same period in 2016, primarily due to the receipt of insurance proceeds at Seaport and final receipt of our participation interest in the golf courses at TPC Summerlin and TPC Las Vegas in June 2016. For the six months ended June 30, 2017, as compared to the same period in 2016, Adjusted Operating Assets EBT increased $3.2 million due primarily to a $15.1 million increase in consolidated Operating Assets NOI at our operating properties compared to 2016 offset by higher Interest expense in 2017 and Other income, net in 2016 that did not recur.

The following table reconciles Operating Assets EBT to Adjusted Operating Assets EBT:

Reconciliation of Adjusted Operating Assets EBT to	Three Months Ended June 30,		Six Months Ended June 30,
Operating Assets EBT (in thousands)	2017	2016	2017	2016
Operating Assets segment EBT	$(9,068)	$7,345	$(1,146)	$7,767
Add back:
Depreciation and amortization	32,244	22,613	55,033	43,814
Demolition costs	63	—	128	—
Development-related marketing costs	832	187	1,250	443
Adjusted Operating Assets segment EBT	$24,071	$30,145	$55,265	$52,024

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

Although we believe that NOI provides useful information to investors about the performance of our Operating Assets, due to the exclusions noted above, NOI should only be used as an additional measure of the financial performance of such assets and not as an alternative to GAAP net income. A reconciliation of Operating Assets NOI to Operating Assets EBT has been presented in the table below to provide the most comparable GAAP measure. Variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. Please refer to our Operating Assets NOI by property and Operating Assets EBT in the tables below for the three and six months ended June 30, 2017 and 2016.

Operating Assets NOI and EBT

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Retail
The Woodlands
Creekside Village Green (a)	$524	$425	$99	$1,031	$789	$242
Hughes Landing Retail (b)	804	864	(60)	1,794	1,523	271
1701 Lake Robbins (c)	64	95	(31)	132	183	(51)
20/25 Waterway Avenue	472	386	86	974	839	135
Waterway Garage Retail	181	145	36	359	297	62
Columbia
Columbia Regional	334	297	37	725	601	124
South Street Seaport
Historic Area / Uplands (d)	(1,347)	28	(1,375)	(1,688)	(775)	(913)
Summerlin
Downtown Summerlin (a)	4,731	4,028	703	9,210	8,241	969
Ward Village
Ward Village Retail (e)	5,187	7,296	(2,109)	11,087	11,891	(804)
Other
Cottonwood Square	145	183	(38)	316	360	(44)
Lakeland Village Center at Bridgeland (d)	227	—	227	346	—	346
Outlet Collection at Riverwalk (a)	1,403	1,120	283	3,070	2,232	838
Total Retail NOI	12,725	14,867	(2,142)	27,356	26,181	1,175

Office
The Woodlands
One Hughes Landing	1,525	1,482	43	2,928	3,005	(77)
Two Hughes Landing (a)	1,417	1,359	58	2,802	2,658	144
Three Hughes Landing (d)	(230)	—	(230)	(399)	—	(399)
1725 Hughes Landing Boulevard (a)	918	(550)	1,468	1,683	(1,148)	2,831
1735 Hughes Landing Boulevard (a)	1,751	48	1,703	3,599	(576)	4,175
2201 Lake Woodlands Drive (a)	(4)	(34)	30	(13)	(70)	57
9303 New Trails (f)	259	429	(170)	629	855	(226)
3831 Technology Forest Drive	554	528	26	1,093	915	178
3 Waterway Square (g)	1,616	1,662	(46)	3,154	3,393	(239)
4 Waterway Square (g)	1,689	1,627	62	3,203	3,303	(100)
1400 Woodloch Forest (h)	454	466	(12)	850	927	(77)
Columbia
10-70 Columbia Corporate Center (f)	2,786	3,257	(471)	5,449	6,069	(620)
Columbia Office Properties (i)	244	87	157	541	(117)	658
One Mall North (d)	504	—	504	930	—	930
One Merriweather (d)	418	—	418	790	—	790
Summerlin
ONE Summerlin (a)	842	553	289	1,772	838	934
Other
110 North Wacker (j)	290	1,526	(1,236)	1,806	3,051	(1,245)
Total Office NOI	15,033	12,440	2,593	30,817	23,103	7,714

Multi-family
The Woodlands
Millennium Six Pines Apartments (d)	890	—	890	1,730	—	1,730
Millennium Waterway Apartments (k)	743	709	34	1,454	1,623	(169)
One Lakes Edge (a)	1,163	738	425	2,224	1,656	568
South Street Seaport
85 South Street (l)	(174)	124	(298)	(55)	250	(305)
Total Multi-family NOI	2,622	1,571	1,051	5,353	3,529	1,824

Hospitality
The Woodlands
Embassy Suites at Hughes Landing (a)	1,270	867	403	2,809	1,568	1,241
The Westin at The Woodlands (a)	1,719	1,066	653	3,587	610	2,977
The Woodlands Resort & Conference Center (m)	2,634	2,955	(321)	5,093	5,143	(50)
Total Hospitality NOI	5,623	4,888	735	11,489	7,321	4,168
Total Retail, Office, Multi-family, and Hospitality NOI	36,003	33,766	2,237	75,015	60,134	14,881
				—
Other
The Woodlands
One Merriweather Parking Garage	5	—	5	—	—	—
The Woodlands Ground leases	394	372	22	773	667	106
The Woodlands Parking Garages	(57)	(28)	(29)	(103)	(190)	87
2000 Woodlands Parkway	(26)	—	(26)	(49)	—	(49)
Other
Other Properties (n)	1,331	896	435	2,605	1,845	760
Total Other NOI	1,647	1,240	407	3,226	2,322	904
Operating Assets NOI excluding properties sold or in redevelopment	$37,650	$35,006	$2,644	$78,241	$62,456	$15,785

Redevelopments
Landmark Mall (o)	$—	$(173)	$173	$—	$(324)	$324
Total Operating Asset Redevelopments NOI	—	(173)	173	—	(324)	324

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Dispositions
Other
Park West (p)	(39)	436	(475)	(53)	936	(989)
Total Operating Asset Dispositions NOI	(39)	436	(475)	(53)	936	(989)
Total Operating Assets NOI - Consolidated	$37,611	$35,269	$2,342	$78,188	$63,068	$15,120

Straight-line lease amortization (q)	$1,816	$4,079	$(2,263)	$3,777	$7,199	$(3,422)
Demolition costs (r)	(63)	—	(63)	(128)	—	(128)
Development-related marketing costs	(832)	(187)	(645)	(1,250)	(443)	(807)
Depreciation and Amortization	(32,244)	(22,613)	(9,631)	(55,033)	(43,814)	(11,219)
Write-off of lease intangibles and other	(15)	(116)	101	(42)	(117)	75
Other income, net (d)	162	2,750	(2,588)	(16)	3,113	(3,129)
Equity in earnings from Real Estate Affiliates	37	899	(862)	3,422	2,826	596
Interest, net	(15,540)	(12,736)	(2,804)	(30,064)	(24,065)	(5,999)
Total Operating Assets segment EBT (s)	$(9,068)	$7,345	$(16,413)	$(1,146)	$7,767	$(8,913)

Operating Assets NOI - Equity and Cost Method Investments
The Woodlands
Millennium Six Pines Apartments (d)	$—	$846	$(846)	$—	$1,620	$(1,620)
Stewart Title of Montgomery County, TX	570	312	258	773	520	253
Woodlands Sarofim # 1	265	367	(102)	448	792	(344)
Columbia
The Metropolitan Downtown Columbia	1,707	1,620	87	3,088	2,933	155
Summerlin
Constellation	389	—	389	516	—	516
Las Vegas 51s (n)	—	919	(919)	(296)	600	(896)
South Street Seaport
33 Peck Slip (t)	—	241	(241)	—	309	(309)
Total NOI - equity investees	2,931	4,305	(1,374)	4,529	6,774	(2,245)

Adjustments to NOI (u)	(2,786)	(2,379)	(407)	(4,359)	(6,062)	1,703
Equity Method Investments EBT	145	1,926	(1,781)	170	712	(542)
Less: Joint Venture Partner's Share of EBT	(108)	(1,027)	919	(131)	(502)	371
Equity in earnings from Real Estate and Other Affiliates	37	899	(862)	39	210	(171)

Distributions from Summerlin Hospital Investment (v)	—	—	—	3,383	2,616	767
Segment equity in earnings from Real Estate and Other Affiliates	$37	$899	$(862)	$3,422	$2,826	$596

Company's Share of Equity Method Investments NOI
The Woodlands
Millennium Six Pines Apartments (d)	$—	$689	$(689)	$—	$1,319	$(1,319)
Stewart Title of Montgomery County, TX	285	156	129	387	260	127
Woodlands Sarofim # 1	53	73	(20)	90	158	(68)
Columbia
The Metropolitan Downtown Columbia	853	810	43	1,544	1,467	77
Summerlin
Constellation	194	—	194	258	—	258
Las Vegas 51s (n)	—	460	(460)	(148)	300	(448)
South Street Seaport
33 Peck Slip (t)	—	84	(84)	—	108	(108)
Company's share NOI - equity investees	$1,385	$2,272	$(887)	$2,131	$3,612	$(1,481)

	Economic	June 30, 2017
(In thousands)	Ownership	Total Debt	Total Cash
The Woodlands
Stewart Title of Montgomery County, TX	50.00%	$—	$268
Woodlands Sarofim # 1	20.00	5,466	620
Columbia
The Metropolitan Downtown Columbia	50.00	70,000	1,505
Summerlin
Constellation	50.00	15,848	383

(a)

NOI increase for the three and six months ended June 30, 2017 as compared to the same periods in 2016 relates to an increase in occupancy and/or effective rent, or relates to properties recently placed in service.

(b)

The NOI decrease for the three months ended June 30, 2017 is generally due to an adjustment related to reimbursements of real estate tax recoveries. The increase for six months ended June 30, 2017 is generally due to an increase in occupancy.

(c)

The decrease in NOI for the three and six months ended June 30, 2017 as compared to the same periods in 2016 is due to the expiration of a lease in October 2016. As of June 30, 2017, the building is 100% leased.

(d)	Please refer to discussion in the following section regarding this property.
(e)

The decrease in NOI at Ward Village for the three and six months ended June 30, 2017 as compared to the same periods in 2016 is generally due to the transfer of buildings from Operating Assets segment to Strategic Development, increase in pension fund expense due to credit in 2016 and a decrease in termination fee income.

(f)	The decrease in NOI for the three and six months ended June 30, 2017 as compared to the same periods in 2016 is generally due to a decrease in occupancy.
(g)

NOI decrease for the three or six months ended June 30, 2017, as applicable, as compared to the same period in 2016 is generally due primarily to adjustments to tenant reimbursement revenue in first and second quarters 2017.

(h)	The decrease in NOI for the three and six months ended June 30, 2017 as compared to the same periods in 2016 is generally due to a refund to a tenant for overpayment of rent in a prior year.

(i)

The NOI increase for the three and six months ended June 30, 2017 as compared to the same periods in 2016 is primarily due to increased occupancy at Columbia Association and an overall decrease in operating expenses.

(j)	The decrease in NOI is due to our termination of the lease at this building and tenant rent abatement through the January 2018 termination date. The lease was terminated to facilitate redevelopment.
(k)

NOI decrease for the six months ended June 30, 2017 as compared to the same period in 2016 is generally due to a decrease in rental rates to maintain occupancy during the lease-up of Millennium Six Pines Apartments and One Lakes Edge. Occupancy has subsequently improved as reflected in the NOI increase for the three months ended June 30, 2017.

(l)	The decrease in NOI for the three and six months ended June 30, 2017 compared to the same periods in 2016 is generally due to a settlement fee for the buyout of a tenant in a rent controlled unit.
(m)	NOI decrease for the three and six months ended June 30, 2017 as compared to the same periods in 2016 is generally due to a slight decline in average daily rates.
(n)

NOI increase in Other properties and decrease in the Las Vegas 51s for the three and six months ended June 30, 2017 as compared to the same periods in 2016 is generally due to the consolidation of the Las Vegas 51s as a result of the buyout of our partner’s 50.0% interest on March 1, 2017. As of March 1, 2017, we owned 100% of the team, and the operating results since the acquisition date of such subsidiary are consolidated in our financial statements.

(o)	Landmark Mall was closed for redevelopment and moved to our Strategic Developments segment as of January 2017.
(p)

Park West was sold in December 2016 and 2017 activity relates to the six month true-up period for expenses. Please see further discussion in our Annual Report on Form 10-K for the year ended December 31, 2016.

(q)

Decrease for the three and six months ended June 30, 2017 as compared to the same periods in 2016 is primarily due to the write-off of straight line rent at Ward Village associated with a bankrupt tenant in 2016.

(r)	The demolition costs for the three and six months ended June 30, 2017 relate to a small demolition project at Ward Village.
(s)	For a detailed breakdown of our Operating Assets segment EBT, please refer to Note 16 – Segments in the consolidated financial statements.
(t)	The 33 Peck Slip hotel was closed for redevelopment at the end of December 2016.
(u)	Adjustments to NOI include straight line rent and market lease amortization, demolition costs, depreciation and amortization and interest expense, net at our joint venture properties.
(v)	Distributions from the Summerlin Hospital are typically made once per year in first quarter.

Reconciliation of Operating Assets Segment Equity in Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Equity Method investments	$37	$899	$39	$210
Cost basis investment	—	—	3,383	2,616
Operating Assets segment Equity in earnings	37	899	3,422	2,826
MPC segment Equity in earnings (a)	9,792	8,874	15,072	8,874
Strategic Developments segment Equity in earnings (b)	5	10,502	(140)	10,507
Equity in earnings from Real Estate and Other Affiliates	$9,834	$20,275	$18,354	$22,207

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

Retail Properties

Some of the leases related to our retail properties are triple net leases, which generally require tenants to pay their pro-rata share of property operating costs, such as real estate taxes, utilities and insurance, and the direct costs of their leased space. We also enter into certain leases which require tenants to pay a fixed-rate per square foot reimbursement for common area costs which is increased annually according to the terms of the lease.

The following table summarizes the leases we executed at our retail properties during the three months ended June 30, 2017:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	4	97	11,721	11,721	8,350	$43.07	$14.16	$1.32
Comparable - Renewal (c)	1	24	1,907	-	-	70.04	-	-
Comparable - New (d)	4	81	7,402	6,770	6,770	50.62	5.81	3.33
Non-comparable (e)	10	80	24,634	23,721	18,729	29.34	6.00	1.83
Total			45,664	42,212	33,849

(a)	Excludes executed leases with a term of 12 months or less and one lease with a joint venture in which we are a member.
(b)	Pre-leased information is associated with projects under development at June 30, 2017.
(c)

Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $68.00 per square foot to $70.04 per square foot, or 3.0% over previous rents.

(d)

Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $38.04 per square foot to $50.62 per square foot, or 33.1% over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

The following table summarizes the leases we entered into at our retail properties during the six months ended June 30, 2017:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	9	111	18,924	18,924	14,257	$54.53	$11.58	$2.40
Comparable - Renewal (c)	4	36	12,217	1,454	-	39.08	3.33	-
Comparable - New (d)	6	81	14,007	10,770	13,375	40.84	4.08	2.09
Non-comparable (e)	14	83	37,288	34,975	29,582	34.80	6.78	2.00
Total			82,436	66,123	57,214

(a)	Excludes executed leases with a term of 12 months or less and one lease with a joint venture in which we are a member.
(b)	Pre-leased information is associated with projects under development at June 30, 2017.
(c)

Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $36.95 per square foot to $39.08 per square foot, or 5.8% over previous rents.

(d)

Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $37.88 per square foot to $40.84 per square foot, or 7.8% over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

The following discussion summarizes our recently completed retail properties:

Bridgeland

Lakeland Village Center at Bridgeland

In second quarter 2015, we began construction of Lakeland Village Center at Bridgeland, a CVS-anchored neighborhood retail center. The CVS opened in March 2016, and the remaining space in the project was placed in service in third quarter 2016. The total development costs are expected to be approximately $16 million. We expect to reach stabilized annual NOI of approximately $1.7 million in 2018. As of June 30, 2017, the project is 68.6% leased.

Seaport District

Historic Area/Uplands

The decrease in NOI in the Historic Area/Uplands (a portion of our larger Seaport District redevelopment project, as discussed further herein) primarily relates to an increase in expenses, including operating expenses for Fulton Market Building and for summer marketing events, partially offset by rent from iPic Theater, which occupies approximately 46,000 square feet in the newly renovated building. In 2014, we entered into a 20-year lease with iPic Theaters as a first major anchor in the revitalized Seaport District. Ongoing leasing and redevelopment activities are expected to substantially reposition the approximately 180,000 square feet of retail space in the Uplands by mid-2018.

Office Properties

All of the office properties listed in the chart in Note 16 - Segments in our Condensed Consolidated Financial Statements, except for 110 North Wacker and ONE Summerlin, are located in Columbia, Maryland and in The Woodlands, Texas. Leases related to our office properties in The Woodlands and 110 North Wacker are generally triple net leases. Those located in Columbia, Maryland, and ONE Summerlin are generally gross leases.

The following table summarizes our executed office property leases during the three months ended June 30, 2017:

			Square Feet			Per Square Foot per Annum
		Avg.		Associated	Associated	Avg.	Total	Total
	Total	Lease Term	Total	with Tenant	with Leasing	Starting	Tenant	Leasing
Office Properties (a)	Executed	(Months)	Leased	Improvements	Commissions	Rents (f)	Improvements	Commissions
Pre-leased (b)	1	180	494,472	494,472	494,472	$-	$-	$-
Comparable - Renewal (c)	7	60	24,141	23,756	19,157	26.18	2.41	1.34
Comparable - New (d)	-	-	-	-	-	-	-	-
Non-comparable (e)	12	57	58,277	48,736	56,720	33.86	10.23	1.84
Total			576,890	566,964	570,349

(a)	Excludes executed leases with a term of 12 months or less.
(b)	Pre-leased information is associated with projects under development at June 30, 2017. Average starting rent not disclosed for competitive reasons.
(c)

Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $31.26 per square foot to $26.18 per square foot, or (16.2%) below previous rents.

(d)

Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. There were no comparable new office leases signed in second quarter 2017.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.
(f)	Avg. Starting Rents is based on the gross lease value, including recoveries.

The following table summarizes our executed office property leases during the six months ended June 30, 2017:

			Square Feet			Per Square Foot per Annum
		Avg.		Associated	Associated	Avg.	Total	Total
	Total	Lease Term	Total	with Tenant	with Leasing	Starting	Tenant	Leasing
Office Properties (a)	Executed	(Months)	Leased	Improvements	Commissions	Rents (f)	Improvements	Commissions
Pre-leased (b)	1	180	494,472	494,472	494,472	$-	$-	$-
Comparable - Renewal (c)	10	55	33,161	28,138	25,336	25.98	2.33	1.28
Comparable - New (d)	1	74	2,092	2,092	2,092	25.50	7.78	0.85
Non-comparable (e)	24	70	118,474	107,563	111,840	31.14	9.26	1.62
Total			648,199	632,265	633,740

(a)	Excludes executed leases with a term of 12 months or less.
(b)	Pre-leased information is associated with projects under development at June 30, 2017. Average starting rent not disclosed for competitive reasons.
(c)

Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $29.91 per square foot to $25.98 per square foot, or (13.1%) below previous rents.

(d)

Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represents an increase in cash rents from $25.15 per square foot to $25.50 per square foot, or 1.4% over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.
(f)	Avg. Starting Rents is based on the gross lease value, including recoveries.

The following discussions summarize our recently completed or acquired office, hospitality and other properties which were acquired or placed in service within the last 12 months ended June 30, 2017.

The Woodlands

Three Hughes Landing

This Class A office building was placed in service on August 1, 2016. The total estimated development costs of approximately $90 million of which $26.0 million remains in development to be incurred related to estimated leasing and tenant build-out costs. As of June 30, 2017, the project is 34.3% leased. Leasing activity has been slower than One Hughes Landing and Two Hughes Landing properties primarily due to the economic slowdown in Houston. We believe that its lakefront location within the highly desirable Hughes Landing development and its related amenities will benefit this building as compared to competing office products in the north Houston region. However, the actual amount of NOI and year of stabilization will depend greatly on the Houston economy.

Millennium Six Pines

Located in The Woodlands Town Center, this 314-unit multi-family luxury apartment complex was acquired in July 2016 after we purchased our joint venture partner’s 18.57% interest for $4.0 million and consolidated this property. As of June 30, 2017, the property is 92.0% occupied and 96.8% leased.

Columbia

One Mall North

This 97,364 square foot, four-story office building in Columbia, Maryland was purchased December 19, 2016 for $22.2 million. The acquisition was financed by $14.5 million received through the January 2017 credit facility amendment and refinance whereby our $80.0 million non-recourse mortgage for the 10-60 Columbia Corporate Center office buildings was replaced with a $94.5 million loan and modified to include One Mall North. The building is located at a gateway entry to Downtown Columbia at the northwest corner of Little Patuxent Parkway and Governor Warfield Parkway. The office building parcel and surface parking total 5.37 acres, and the property is suitable for redevelopment in the future, when warranted to maximize density. The building is 100% leased as of June 30, 2017.

One Merriweather

Located in the Merriweather District, this 204,020 square foot, eight-story multi-tenant Class A office building includes 12,500 leasable square feet of retail and restaurant space, is situated on 1.3 acres of land and was placed in service in the current year. Adjacent to the building on 1.6 acres is a nine-story parking garage which will contain approximately 1,129 spaces. The garage provides parking for One and Two Merriweather. The total development costs are expected to be approximately $78 million, inclusive of $15 million in costs for the parking garage. We expect to reach stabilized annual NOI of approximately $5.1 million in 2020. As of June 30, 2017, the building is 59.7% leased.

Other

The properties that are included in our Other Properties description in our Operating Assets NOI and EBT table include the Kewalo Basin Harbor, Merriweather Post Pavilion (in 2016 until its transfer to the Downtown Columbia Arts and Culture Commission (“DCACC”) in November 2016), HHC 242 Self-Storage and HHC 2978 Self-Storage for the three month period ended June 30, 2017, consolidation of the Las Vegas 51s and for the three month period ended June 30, 2016 and a participation interest in the golf courses at TPC Summerlin and TPC Las Vegas. We received $2.8 million as final payment for our participation interest in the golf courses at TPC Summerlin and TPC Las Vegas in June 2016 and recorded the amount in Other income, net.

HHC 242 Self-Storage

Located in Alden Bridge, a neighborhood within The Woodlands, this facility is located on 4.0 acres and comprises 654 units aggregating approximately 82,000 square feet. The total development costs are expected to be approximately $9 million. We expect to reach stabilized annual NOI of approximately $0.8 million in 2020. The facility opened in first quarter 2017, and as of June 30, 2017, the project is 14.4% leased, and lease-up is ongoing.

HHC 2978 Self-Storage

Also in Alden Bridge, this facility is located on 3.1 acres and comprises 784 units aggregating approximately 79,000 square feet. The total development costs are expected to be approximately $9 million. We expect to reach stabilized annual NOI of approximately $0.8 million in 2020. The facility opened in second quarter 2017, and was placed in service at that date. As of June 30, 2017, the project is 6.4%  leased, and lease-up is ongoing.

Strategic Developments

Our Strategic Developments assets generally require substantial future development to maximize their use. Most of the properties and projects in this segment generate no revenues with the exception of our condominium projects for which we use percentage of completion accounting to recognize revenues during the construction phase. Our expenses relating to these assets are primarily related to costs associated with selling condominiums, marketing costs associated with our strategic developments, operational costs associated with the IBM building that serves as a world class information center and sales gallery for the entire Ward Village Master Plan development, carrying costs (such as property taxes and insurance), and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Developments asset, we would expect that with the exception of the residential portion of our condominium projects, upon completion of development, the asset would be reclassified to the Operating Assets segment when the asset is placed in service and NOI would become a meaningful measure of its operating performance.

Total revenues and expenses for the Strategic Developments segment are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Minimum rents	$50	$83	$(33)	$422	$134	$288
Condominium rights and unit sales	148,211	125,112	23,099	228,356	247,206	(18,850)
Other land, rental and property revenues	424	179	245	876	312	564
Total revenues	148,685	125,374	23,311	229,654	247,652	(17,998)

Condominium rights and unit cost of sales	106,195	79,726	26,469	166,678	154,541	12,137
Other property operating costs	2,246	1,441	805	5,231	3,065	2,166
Real estate taxes	518	620	(102)	1,210	1,226	(16)
Rental property maintenance costs	128	108	20	323	239	84
Provision for doubtful accounts	—	1	(1)	3	63	(60)
Demolition costs	—	490	(490)	—	962	(962)
Development-related marketing costs	3,884	6,152	(2,268)	7,671	10,427	(2,756)
Depreciation and amortization	491	660	(169)	1,159	1,319	(160)
Other income	—	—	—	(15)	(244)	229
Gains on sales of properties	—	—	—	(32,215)	(140,479)	108,264
Interest expense (income), net (a)	(6,734)	(4,652)	(2,082)	(11,338)	(7,976)	(3,362)
Equity in earnings from Real Estate and Other Affiliates	(5)	(10,502)	10,497	140	(10,507)	10,647
Total expenses, net of other income	106,723	74,044	32,679	138,847	12,636	126,211
Strategic Developments segment EBT*	$41,962	$51,330	$(9,368)	$90,807	$235,016	$(144,209)

(*)For a reconciliation of Strategic Developments EBT to consolidated income before taxes, please refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.

(a)	Negative interest expense amounts are due to interest capitalized in our Strategic Developments segment related to Operating Assets segment debt and the Senior Notes.

The increase in Condominium rights and unit sales for the three months ended June 30, 2017 as compared to the same period in 2016 is primarily related to revenue recognition under the percentage of completion method for our Anaha, Ae’o and Ke Kilohana condominium towers, which was offset by the decline in revenue recognition under the percentage of completion method for our Waiea condominium tower as the project was nearing completion in the prior year. The decrease in condominium rights and unit sales for the six months ended June 30, 2017 as compared to the same period in 2016 is due to the decline in revenue recognition under the percentage of completion method for our Waiea condominium tower as the project was nearing completion in the prior year. Generally, as condominium projects advance towards completion, revenue is recognized on qualifying sales contracts under the percentage of completion method of accounting.

Condominium rights and unit cost of sales represent allocated development and construction costs relating to the revenues recognized on Waiea, Anaha, Ke Kilohana and Ae`o sales in the three and six months ended June 30, 2017 and 2016. Gross margins vary from tower to tower. For the three and six months ended June 30, 2017, the decline in the blended gross margin for condo sales is due to more revenues from our higher-margin Waiea tower in the three and six months ended June 30, 2016 compared to more revenues from our lower-margin Anaha, Ae`o and Ke Kilohana towers in the three and six months ended June 30, 2017.

Other property operating costs for the three and six months ended June 30, 2017 increased as compared to the same periods in 2016 and relate primarily to opening and carrying costs associated with unsold inventory at our Waiea condominium project.

Development-related marketing costs are primarily incurred to enhance our brand, generate demand for our development and redevelopment projects and sustain consumer and industry relationships. For the three and six months ended June 30, 2017, development-related marketing costs decreased as compared to the same periods in 2016 primarily due to decreased costs incurred at Seaport and Ward Village as compared to the six month period ended June 30, 2016.

For the six months ended June 30, 2017, Gains on sales of properties reflect the sale of 36 acres of undeveloped land at The Elk Grove Collection (formerly known as The Outlet Collection at Elk Grove). The gross sales price was $36.0 million and resulted in a pre-tax gain of $32.2 million. The Gains on sales of properties in the six months ended June 30, 2016 is due to selling 80 South Street Assemblage for net cash proceeds of $378.3 million, resulting in a pre-tax gain of $140.5 million. The 80 South Street Assemblage was a 42,694 square foot lot with 817,784 square feet of available development rights in the Seaport District. There were no sales of properties in the three months ended June 30, 2017 or 2016.

Interest, net increased for the three and six months ended June 30, 2017 as compared to the same periods in 2016 as we had more projects under construction as compared to the period ended June 30, 2016 and therefore capitalized more of our interest incurred.

The following describes the status of our active Strategic Developments projects as of June 30, 2017. For projects that have been under construction for a substantial period and are nearing completion, please refer to the Projects under Construction table below for an update on the project’s individual metrics and associated timeline for completion. For information on the construction financings for these and other projects, please refer to Note 9 – Mortgages, Notes and Loans Payable in our Condensed Consolidated Financial Statements.

Downtown Columbia Redevelopment District

In 2017, we continued construction in the Merriweather District on Two Merriweather and the m.flats/TEN.M Building, and completed development and placed in service One Merriweather. We are continuing predevelopment activities on our second neighborhood, Lakefront District, and have submitted a final Development Plan and expect approval by the end of 2017.

Merriweather District

We continue to proceed with the approved development plan which allows for development density for up to 4.9 million square feet of office, residential and retail space.

Two Merriweather – We began construction of Two Merriweather, a Class A mixed-use office building, in third quarter 2016. Two Merriweather will consist of approximately 100,000 square feet of office and approximately 30,000 square feet of retail space. Total estimated development costs are approximately $41 million. We expect to reach projected annual stabilized NOI of approximately $3.6 million in 2020. As of June 30, 2017, 58.1% of the total project is pre-leased and 75.0% of the office is pre-leased.

m.flats/TEN.M

We are a 50% partner with Kettler, Inc. (“Kettler”) to construct a 437-unit, Class A multi-family project with 29,000 square feet of ground floor retail, which is adjacent to The Metropolitan Downtown Columbia in Columbia, Maryland. Construction on the project, which began in first quarter 2016, includes two separate buildings, m.flats and TEN.M. Kettler provides construction and property management services for the development, and we anticipate the first units will be available for rent in third quarter 2017. We expect the property to reach projected annual stabilized NOI of approximately $8.1 million in 2019, of which our share would be $4.1 million. Total development costs are expected to be approximately $108 million, and costs incurred through June 30, 2017 were approximately $83.1 million. The project is financed with an $88.0 million construction loan, which is non-recourse to us.

Tax increment financing (“TIF”) bonds

In November 2016, the Howard County Council approved the issuance of up to $90.0 million of TIF bonds for the downtown’s master plan. As part of the TIF arrangement, an additional 744 affordable residential units may be constructed for the local community which would, if built, increase the previous density to over 6,000 residential units. The TIF will provide capital for the development of key roads and infrastructure supporting our local office buildings and other commercial development within the Merriweather District.

Seaport Redevelopment District

The Seaport District

Our Seaport District redevelopment encompasses seven buildings spanning several city blocks along the East River waterfront in Lower Manhattan comprising (i) the Uplands, which is west of the FDR Drive and consists of approximately 180,000 square feet of retail space, including the 100,000 square foot Fulton Market Building (see discussion in the Operating Assets segment), approximately 170,000 square feet at Pier 17 and an additional approximate 50,000 square feet at the Tin Building (discussed below), located east of the FDR Drive.

Pier 17 and Tin Building – In January 2017, we executed the ground lease amendment with the City of New York, incorporating the Tin Building into our leased premises and modifying other related provisions. Construction on Pier 17 began in 2013 and a grand opening of the Pier 17 building is scheduled for summer 2018, Pier 17 will feature dynamic food offerings and retail on the first two levels as well as a 1.5-acre rooftop featuring an outdoor event and entertainment venue that is expected to be the venue for a summer concert series, as well as a restaurant, private events, community open space and a vibrant winter village experience. Levels three and four of Pier 17 will likely include a combination of creative office, studio, experiential retail and event space. As part of the Tin Building redevelopment, important historical elements will be catalogued during the building’s deconstruction, followed by demolition and reconstruction of the platform pier where the Tin Building currently sits, and reconstruction of the Tin Building. The total cost estimate for the Tin Building redevelopment is approximately $162 million including turn-key, interior fit out. For further information about the Seaport Redevelopment District, please see our Annual Report on Form 10-K.

33 Peck Slip

In January 2016, we entered into a joint venture with Grandview SHG, LLC to purchase an operating hotel comprised of 72 rooms and totaling 43,889 square feet located at 33 Peck Slip in the Seaport District of New York. We advanced a bridge loan of $25.0 million at a 5.0% interest rate to the joint venture at closing to expedite the acquisition, which was repaid in full in June 2016 upon completion of a refinancing of the property with a $36.0 million redevelopment loan. Our total investment in the joint venture is $9.1 million as of June 30, 2017, which represents our 35% ownership share of the $25.5 million total equity in the project. The 33 Peck Slip hotel was closed at the end of December 2016 for redevelopment and construction began in January 2017. We anticipate completion in fourth quarter 2017. Total costs of the project are expected to be approximately $62 million, and as of June 30, 2017, $12.9 million of redevelopment, interest and carrying costs have been incurred. We expect our 2018 first year NOI to be $3.8 million, of which our 35% share is $1.3 million. After we receive a 6.5% preferred return and repayment of our capital contribution, we are entitled to distributions at our 50% profit participation interest.

The Woodlands

100 Fellowship Drive

In November 2016, we entered into a build-to-suit arrangement to develop a three-story, 203,000 rentable square foot medical building with approximately 850 surface parking spaces. The building is located at 100 Fellowship Drive and is 100% pre-leased as of June 30, 2017. Total development costs are expected to be approximately $63 million. We began construction in second quarter 2017 and anticipate project completion in first quarter 2019. We expect to reach projected annual stabilized NOI of $5.1 million in 2019. The project is financed with a $51.4 million construction loan, which is non-recourse to us.

Creekside Park Apartments

In March 2017, we commenced construction of Creekside Park Apartments, a 292-unit apartment complex offering the first rental product in Creekside Park Village Center. Construction completion and grand opening is expected in third quarter 2018. Total development costs are expected to be approximately $42 million and was funded with a $30.0 million increase to The Woodlands Master Credit Facility completed in April 2017 (described in Note 9 – Mortgages, Notes and Loan Payable). We expect to reach projected annual stabilized NOI of $3.5 million in 2019.

Ward Village

We continue to transform Ward Village into a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets.

Since 2014, we completed the renovation of the IBM Building, constructed Waiea as well as started construction on Anaha. In July 2015, we began public pre-sales for Ae`o and the first Gateway Tower, and in March 2016, we began public pre-sales for Ke Kilohana and have since begun construction on Ae`o and Ke Kilohana. Sales contracts are subject to a 30-day rescission period, and the buyers are typically required to make an initial deposit at signing and an additional deposit 30 days later at which point their total deposit becomes non-refundable. Buyers are typically then required to make a final deposit within approximately 90 days of our receipt of their second deposit. Certain buyers are required to deposit the remainder of the sales price on a predetermined pre-closing date, which is specified in the sales contracts for each condominium project.

Waiea –As of June 30, 2017, we have entered into contracts for 165 of the 174 units and closed on 156 of those units. All units under contract represent 94.8% of total units and 90.1% of the total residential square feet available for sale. Total development costs are expected to be approximately $414 million, which includes $12.6 million of development-related marketing costs that were expensed as incurred. We have recognized 100% of revenue on units under percentage-of-completion method. Remaining costs to complete primarily relate to the finish out of the remaining unsold units.

Anaha – In 2014, we began construction of Anaha, and we expect to complete the condominium tower during fourth quarter 2017. As of June 30,  2017, 302 of the 317 total units were under contract. These contracted sales represent 95.3% of total units and 89.9% of the total residential square feet available for sale. Total development costs are expected to be approximately $401 million, which includes $8.6 million of development-related marketing costs that are being expensed as incurred. During 2015, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of June 30, 2017, the project was approximately 90.8% complete. As of June 30, 2017, 58.5% of the retail space at Anaha is pre-leased.

Ae`o – In February 2016, we began construction of the 389,000 square foot Ae`o tower and the 57,000 square foot Whole Foods Market, located on the same block. We expect to complete development of the entire project by the end of 2018. Total development costs are expected to be approximately $429 million. As of June 30,  2017, 321 of the 466 total units were under contract, representing 68.9% of total units and 63.7% of the total residential square feet available for sale. During second quarter 2017, we satisfied all requirements to begin recognizing revenue on the percentage of completion basis. As of June 30, 2017, the project was approximately 32.0% complete.

Ke Kilohana – In October 2016, we began construction of Ke Kilohana and anticipate completion in 2019. The tower will consist of 424 residences, 375 of which are designated as workforce housing units and are being offered to local residents of Hawaii who meet certain maximum income and net worth requirements. Total development costs are expected to be approximately $219 million. Public pre-sales on the workforce units began in first quarter 2016, and 100% of those units were under contract by the end of July 2016. The market rate units began public pre-sales in July 2016. As of June 30, 2017, we sold 12 of the 49 market units, and we expect to sell the remainder over the next two years. All units under contract represent 91.3% of the total units and 87.2% of the total residential square feet available for sale. As previously announced, we have pre-leased approximately 22,000 square feet, 100% of the available retail space, to CVS/Longs Drugs on the ground floor of Ke Kilohana. During first quarter 2017, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of June 30, 2017, the project was approximately 20.6% complete.

Summerlin (Las Vegas, Nevada)

The Aristocrat

In second quarter 2017, we entered into a build-to-suit arrangement with Aristocrat Technologies, a worldwide leader in gaming solutions, and commenced construction of a corporate campus located less than four miles from Downtown Summerlin. The campus will be situated on approximately 12 acres and will include two approximate 90,000 square foot office buildings and is 100% pre-leased. Construction began in June 2017 with core and shell completion anticipated in second quarter 2018. Total development costs are expected to be approximately $46.6 million and we are currently seeking financing for this project. We expect to reach projected annual stabilized NOI of $4.1 million in first quarter 2019.

Downtown Summerlin Office Project

During second quarter 2017, we commenced construction of our second office building in Downtown Summerlin and expect completion by the end of third quarter 2018. The building will be a 152,000 square foot Class A office building with an adjacent 424-space parking structure, situated on approximately 4 acres. It will be located in the northwest corner of east Downtown Summerlin, which is in close proximity to Downtown Summerlin regional shopping center. This office building will be the first office project developed within our 200-acre master parcel across from the regional shopping center and will launch development of our planned 1.2 million square feet of office, 77,000 square feet of neighborhood retail and 4,000 residential units. Total estimated development costs are approximately $48.3 million. We are currently seeking financing for this project. We expect to reach projected annual stabilized NOI of approximately $3.5 million in 2020.

Projects Under Construction

The following table summarizes our projects under construction, and related debt, for Operating Assets and Strategic Developments as of June 30, 2017. Projects that are substantially complete, and therefore, have been placed in service in the Operating Assets segment may still require some capital for remaining tenant build-out. This table does not include projects for which construction has not yet started.

($ in thousands)	Total Estimated Costs (a)	Costs Paid Through June 30, 2017 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Tenant Reimbursements to be Drawn	Remaining Debt to be Drawn	Estimated Costs Remaining in Excess of Remaining Financing to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
Columbia
One Merriweather	$78,187	$64,881	$13,306	$—	$10,682	$2,624	(d)	Complete
The Woodlands
1725-35 Hughes Landing Boulevard	218,367	187,531	30,836	—	30,978	(142)	(d)	Complete
Three Hughes Landing	90,162	64,123	26,039	—	26,116	(77)	(d)	Complete
HHC 2978 Self-Storage	8,476	6,894	1,582	—	1,729	(147)	(d)	Complete
Other
Lakeland Village Center at Bridgeland	16,274	13,154	3,120	—	2,951	169	(d)	Complete
Total Operating Assets	411,466	336,583	74,883	—	72,456	2,427
Strategic Developments
Columbia
Two Merriweather	40,941	14,303	26,638	—	27,984	(1,346)		Q4 2017
The Woodlands
Creekside Park Apartments	42,111	5,479	36,632	—	30,000	6,632	(e)	Q3 2018
100 Fellowship Drive	63,278	2,961	60,317	—	51,425	8,892	(f)	2019
South Street Seaport
South Street Seaport - Pier 17 and Historic Area / Uplands	622,883	388,823	234,060	—	—	234,060	(g)	Q3 2018
Summerlin
Aristocrat	46,629	2,348	44,281	—	—	44,281	(h)	Q2 2018
Downtown Summerlin Office	48,257	2,153	46,104	—	—	46,104	(i)	Q2 2018
Ward Village
Ae`o	428,508	129,463	299,045	67,000	214,999	17,046	(j)	Q4 2018
Anaha	401,314	315,804	85,510	331	86,548	(1,369)	(j)	Q4 2017
Ke Kilohana	218,898	38,916	179,982	19,307	141,386	19,289	(j)	2019
Waiea	414,212	391,276	22,936	19,558	—	3,378	(j)	Opened
Total Strategic Developments	2,327,031	1,291,526	1,035,505	106,196	552,342	376,967
Combined Total at June 30, 2017	$2,738,497	$1,628,109	$1,110,388	$106,196	$624,798	$379,394

	Aristocrat estimated financing					(34,209)	(h)
			Downtown Summerlin Office estimated financing			(33,291)	(i)
	Estimated costs to be funded net of financing, assuming closing on estimated financing					$311,894

(a)

Total Estimated Costs represent all costs to be incurred on the project which include construction costs, demolition costs, marketing costs, capitalized leasing, payroll or project development fees, deferred financing costs and advances for certain accrued costs from lenders and excludes land costs and capitalized corporate interest allocated to the project. Waiea, Anaha, Ae`o, Ke Kilohana, One Merriweather and Two Merriweather exclude Master Plan infrastructure and amenity costs at Ward Village and the Merriweather District.

(b)	Costs Paid Through June 30, 2017 include those costs included in (a) above which have been paid.
(c)

Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to June 2017 costs that were paid by us but not yet reimbursed by the lender. We expect to receive funds from our lenders for these costs in the future. Positive balances represent cash that remains to be invested or amounts drawn in advance of costs paid.

(d)	Final completion is dependent on lease-up and tenant build-out.
(e)	Creekside Apartments was approved in December 2016. We closed on the additional $30.0 million of financing through our Woodlands Credit Facility in April 2017.
(f)	In the fourth quarter 2016, 100 Fellowship was approved to begin construction. We closed on a $51.4 million construction loan in May 2017.
(g)

South Street Seaport Total Estimated Costs and Costs Paid Through June 30, 2017 include costs required for Pier 17 and Historical Area/Uplands are gross of insurance proceeds received to date. We anticipate seeking financing for this project in the future.

(h)	In second quarter 2017, Aristocrat was approved to begin construction. Total development costs are expected to be $46.6 million. We are currently seeking financing for this project.
(i)	In second quarter 2017, Downtown Summerlin Office was approved to begin construction. Total development costs are expected to be $48.3 million. We are currently seeking financing for this project.
(j)

Ae`o, Anaha, Ke Kilohana and Waiea utilize nonrefundable buyer deposits to fund project costs prior to drawing on the loan. As of June 30, 2017, Waiea has $19.6 million remaining to draw from escrow holdbacks.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2017	2016	Change	2017	2016	Change
General and administrative	$(22,944)	$(20,053)	$(2,891)	$(41,061)	$(40,377)	$(684)
Corporate interest expense, net	(10,847)	(13,023)	2,176	(23,720)	(26,097)	2,377
Loss on redemption of senior notes due 2021	—	—	—	(46,410)	—	(46,410)
Warrant liability loss	(30,881)	(44,150)	13,269	(43,443)	(14,330)	(29,113)
Gain on acquisition of joint venture partner's interest	—	—	—	5,490	—	5,490
Corporate other income, net	61	6,317	(6,256)	911	6,069	(5,158)
Corporate depreciation and amortization	(1,956)	(1,598)	(358)	(3,931)	(2,627)	(1,304)
Total Corporate and other items	$(66,567)	$(72,507)	$5,940	$(152,164)	$(77,362)	$(74,802)

General and administrative expenses for the three and six months ended June 30, 2017 increased as compared to the same periods in 2016 primarily due to increased labor costs as well as fewer of those costs being capitalized into current development projects for the three months ended June 30, 2017, partially offset by decreased stock compensation expense due to stock option forfeitures and exercises.

Corporate other income, net for the three and six months ended June 30, 2017 decreased as compared to the same periods in 2016 primarily due to South Street Seaport insurance proceeds received in second quarter 2016 which did not recur in second quarter 2017.

Loss on redemption of senior notes due 2021 for the six months ended June 30, 2017 is due to the redemption in the first quarter of 2017 of our $750.0 million 6.875% senior notes due 2021. See further discussion in Note 9 – Mortgages, Notes and Loans Payable in our Condensed Consolidated Financial Statements.

Warrant liability loss decreased $13.3 million and increased $29.1 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016 due to changes in our stock price in each of the respective periods. See further discussion in Note 3 - Sponsor and Management Warrants in our Condensed Consolidated Financial Statements.

Capitalized internal costs

The following tables represent our capitalized internal costs by segment for the three and six months ended June 30, 2017 and 2016:

	Capitalized Internal Costs		Capitalized Internal Costs Related to Compensation Costs
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2017	2016	2017	2016
MPC segment	$2.6	$2.1	$2.1	$1.8
Operating Assets segment	0.4	2.4	0.3	1.9
Strategic Developments segment	6.6	5.6	5.4	4.3
Total	$9.6	$10.1	$7.8	$8.0

	Capitalized Internal Costs		Capitalized Internal Costs Related to Compensation Costs
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
MPC segment	$5.1	$4.6	$4.1	$3.8
Operating Assets segment	1.8	4.4	1.5	3.3
Strategic Developments segment	13.0	10.7	10.8	8.1
Total	$19.9	$19.7	$16.4	$15.2

For the three and six months ended June 30, 2017, capitalized internal costs (which include compensation costs) increased at our Strategic Developments segment and decreased at our Operating Assets segment as compared to 2016 primarily due to the segment reclass of Seaport Pier 17 project from Operating Assets to Strategic Developments. As projects continue to begin construction, internal costs will continue to be capitalized within these segments. Capitalized internal costs increased for the three and six months ended June 30, 2017 at our MPC segment as compared to the same periods in 2016 primarily due to increased compensation costs and increased development activity at The Woodlands Hills.

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

Total outstanding debt was $3.0 billion as of June 30, 2017. Please refer to Note 9 – Mortgages, Notes and Loans Payable in our Condensed Consolidated Financial Statements for a table showing our debt maturity dates. Certain mortgages may require paydowns in order to exercise contractual extension terms. Our proportionate share of the debt of our Real Estate Affiliates, which is non-recourse to us, totaled $83.4 million as of June 30, 2017.

The following table summarizes our net debt on a segment basis as of June 30, 2017. Net debt is defined as mortgages, notes and loans payable, including our ownership share of debt of our Real Estate and Other Affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID and MUD receivables. Although net debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements.

(In thousands) Segment Basis (a)	Master Planned Communities		Operating Assets		Strategic Developments		Segment Totals	Non- Segment Amounts	Total June 30, 2017
Mortgages, notes and loans payable	$248,498		$1,613,197	(c)	$229,362	(f)	$2,091,057	$995,190	$3,086,247
Less: cash and cash equivalents	(113,921)	(b)	(91,367)	(d)	(23,413)	(e)	(228,701)	(489,277)	(717,978)
Special Improvement District receivables	(60,233)		—		—		(60,233)	—	(60,233)
Municipal Utility District receivables	(175,822)		—		—		(175,822)	—	(175,822)
Net Debt	$(101,478)		$1,521,830		$205,949		$1,626,301	$505,913	$2,132,214

(a)	Please refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.

(b)	Includes MPC cash and cash equivalents, including $47.3 million of cash related to The Summit joint venture.
(c)	Includes our $44.0 million share of debt of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim #1, The Metropolitan Downtown Columbia and Constellation).
(d)

Includes our $1.2 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, Stewart Title of Montgomery County, TX and Constellation).

(e)

Includes our $9.4 million share of cash and cash equivalent of our Real Estate and Other Affiliates in Strategic Developments segment (KR Holdings, LLC, HHMK Development, LLC, Circle T Ranch and Power Center, 33 Peck Slip and m.flats/TEN.M).

(f)	Includes our $39.4 million share of debt of our Real Estate and Other Affiliates in Strategic Developments segment (33 Peck Slip and m.flats/TEN.M).

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

Net cash used in operating activities was $97.6 million for the six months ended June 30, 2017 compared to net cash used in operating activities of $136.8 million for the six months ended June 30, 2016.

The $39.2 million net increase in cash from operating activities in the six months ended June 30, 2017 compared to the same period in 2016 was primarily related to the following:

Increases in operating cash flow:

•	Release of condominium buyer deposits from escrow of $100.6 million;
•	NOI contribution of $15.1 million from property openings and acquisitions in 2016;
•	Bridgeland easement sale totaling $10.1 million;
•	Insurance reimbursement of legal expenses of $3.5 million;
•	Additional $2.5 million of land sale deposits;
•	Lower development related marketing costs of $1.9 million;
•	Income taxes paid of $1.0 million; and
•	Other miscellaneous items of $1.2 million.

Decreases in operating cash flow:

•	Greater condominium expenditures totaling $36.3 million compared to 2016;
•	Increase in MPC expenditures and land acquisitions of $28.2 million compared to 2016;
•	Leasing commissions of $6.2 million paid for 110 North Wacker and Hughes Landing office buildings;
•	Lower dividends from equity method investments of $9.9 million, primarily related to Circle T, for which we received a $10.1 million dividend in 2016;
•	Increase in interest payments of $5.2 million due to higher debt balance;
•	Insurance proceeds of $3.1 million received in 2016 related to Superstorm Sandy:
•	ExxonMobil reimbursement in 2016 of $3.0 million;
•	Final receipt of $2.8 million in 2016 for our participation interest in TPC Summerlin and TPC Las Vegas golf courses; and
•	Reduced MPC builder price participation of $2.0 million;

Investing Activities

Net cash used in investing activities was $182.5 million for the six months ended June 30, 2017 as compared to cash provided by investing activities of $161.8 for the six months ended June 30, 2016. The decrease in cash flow is due primarily to the receipt of $378.3 million in net proceeds from the sale of the 80 South Street Assemblage in 2016. Cash used for property developments expenditures and operating property improvements, was $204.2 million and $220.0 million, for the six months ended June 30, 2017 and 2016, respectively. The decreased development expenditures in 2017 compared to 2016 relate to lower spending as compared to the prior year on construction of The Seaport District, ExxonMobil buildings (1725-1735 Hughes Landing), The Westin at the Woodlands, Downtown Summerlin North, Embassy Suites at Hughes Landing and Hughes Landing Retail, offset by increased development expenditures for Landmark Mall, Ae`o Retail, Two Merriweather and Creekside Apartments.

Financing Activities

Net cash provided by financing activities was $274.7 million and $200.5 million for the six months ended June 30, 2017 and 2016, respectively. The net proceeds from new loan borrowings and refinancing activities were offset by scheduled amortization payments on our debt and were used to partially fund development activity at our condominium and other development projects. In 2017, cash provided by financing activities included loan proceeds of $1.4 billion which reflected our $800.0 million bond offering and $200.0 million additional bond offering offset by repayments of $1.085 billion which includes the redemption of $750.0 million senior notes and a $40.0 million premium to redeem the bonds.

Additional sources of cash from financing activities relate to borrowings or refinancings of existing debt primarily relating to The Woodlands Master Credit Facility, One Lakes Edge, Anaha, 70 Columbia Corporate Center, One Mall North and One and Two Merriweather offset by repayments on Waiea, Bridgeland Credit Facility, The Westin at the Woodlands, ExxonMobil buildings (1725-1735 Hughes Landing), Creekside Village, Three Hughes Landing and The Embassy Suites at Hughes Landing. For the six months ended June 30, 2016, $207.6 million in proceeds from new financings were included in financing activities.

Contractual Cash Obligations and Commitments

The following table includes significant updates to our contractual obligations and commitments made during first quarter 2017. Additional information regarding our contractual obligations and commitments as well as items not included below can be found under the heading “Contractual Cash Obligations and Commitments” in our 2016 Annual Report.

The following table summarizes our contractual obligations as of June 30, 2017:

(In thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Mortgages, notes and loans payable (a)	$15,451	$961,962	$422,603	$1,623,106	$3,023,122
Interest Payments (b)	104,431	310,469	152,288	210,821	778,009
Ground lease and other leasing commitments	9,885	14,504	11,831	293,377	329,597
Total	$129,767	$1,286,935	$586,722	$2,127,304	$4,130,728

(a)	Based on final maturity, inclusive of extension options.
(b)	Interest is based on the borrowings that are presently outstanding and current floating interest rates.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $180.9 million as of June 30, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. We manage a portion of our variable interest rate exposure by using interest rate swaps and caps. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. As of June 30, 2017, we had $1.5 billion of variable rate debt outstanding of which $180.2 million has been swapped to a fixed-rate. We also have $230.0 million in gross notional amounts of forward-starting interest rate swaps that become effective December 31, 2017 and interest rate cap contracts on our Ae`o  and The Woodlands financings to mitigate our exposure to rising interest rates. We have not hedged certain facilities where the loan is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging these balances is inefficient. $624.8 million of variable rate debt relates to our projects under construction and $72.5 million relates to properties placed in service over the last year. As the properties are placed in service and become stabilized, the variable rate debt is generally refinanced with long-term fixed-rate debt.

As of June 30, 2017, annual interest costs would increase approximately $13.3 million for every 1.00% increase in floating interest rates. A portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (loss) would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 8 – Mortgages, Notes and Loans Payable and Note 13 – Derivative Instruments and Hedging Activities in our Annual Report.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

As previously disclosed in our current report on Form 8-K date June 20, 2017, we granted a warrant to David R. Weinreb, Chief Executive Officer of the Company (the “New CEO Warrant”) pursuant to a warrant purchase agreement by and between the Company and Mr. Weinreb (the “New CEO Warrant Agreement”), exercisable to acquire 1,965,409 shares of Company common stock, par value $0.01 per share (“Company Common Stock”) (including any additional shares of Company Common Stock issuable as a result of the anti-dilution provisions of the New CEO Warrant, the “New CEO Warrant Shares”). The New CEO Warrant was granted to Mr. Weinreb in exchange for a fair market value purchase price of $50.0 million (the “Purchase Price”).  The Purchase Price of the New CEO Warrant and the number of the New CEO Warrant Shares was determined by the Company’s Board of Directors (the “Board”) based upon the advice of Houlihan Lokey, an independent third party valuation adviser.  The exercise price of the New CEO Warrant Shares is $124.64, which was the closing trading price of the Company’s common shares on the New York Stock Exchange on June 15, 2017.

The following table provides information about purchases by the company during the quarter ended June 30, 2017 of equity securities that are registered by the company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1, 2017 - May 31, 2017	4,321	$123.11	—	—
Total	4,321	$123.11	—	—

(1)

Represents shares repurchased for payment of 4,321 statutory withholding taxes upon the vesting of restricted stock issued pursuant to The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan.

(2)	No plans or programs have been publicly announced.

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
August 7, 2017

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

+   Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income (loss) for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2017 and 2016, and (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016.