Form 10-Q
period 2017-09-30
Howard Hughes Corp
filed 2017-11-06
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

☐ Yes    ☒ No

The number of shares of common stock, $0.01 par value, outstanding as of October 27, 2017 was 43,253,764

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

UNAUDITED

A

	September 30,	December 31,
(In thousands, except share amounts)	2017	2016
Assets:
Investment in real estate:
Master Planned Community assets	$1,667,496	$1,669,561
Buildings and equipment	2,155,071	2,027,363
Less: accumulated depreciation	(303,887)	(245,814)
Land	314,383	320,936
Developments	1,124,079	961,980
Net property and equipment	4,957,142	4,734,026
Investment in Real Estate and Other Affiliates	89,155	76,376
Net investment in real estate	5,046,297	4,810,402
Cash and cash equivalents	601,934	665,510
Accounts receivable, net	9,654	10,038
Municipal Utility District receivables, net	193,100	150,385
Deferred expenses, net	76,692	64,531
Prepaid expenses and other assets, net	796,019	666,516
Total assets	$6,723,696	$6,367,382

Liabilities:
Mortgages, notes and loans payable	$2,993,448	$2,690,747
Deferred tax liabilities	237,013	200,945
Warrant liabilities	—	332,170
Accounts payable and accrued expenses	462,853	572,010
Total liabilities	3,693,314	3,795,872

Commitments and Contingencies (see Note 15)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 43,222,932 shares issued and 43,206,550 outstanding as of September 30, 2017 and 39,802,064 shares issued and 39,790,003 outstanding as of December 31, 2016	433	398
Additional paid-in capital	3,295,586	2,853,269
Accumulated deficit	(258,629)	(277,912)
Accumulated other comprehensive loss	(9,017)	(6,786)
Treasury stock, at cost, 16,382 shares as of September 30, 2017 and 12,061 shares as of December 31, 2016, respectively	(1,763)	(1,231)
Total stockholders' equity	3,026,610	2,567,738
Noncontrolling interests	3,772	3,772
Total equity	3,030,382	2,571,510
Total liabilities and equity	$6,723,696	$6,367,382

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

A

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Revenues:
Condominium rights and unit sales	$113,852	$115,407	$342,208	$362,613
Master Planned Community land sales	54,906	44,128	177,531	147,168
Minimum rents	44,654	44,910	136,053	128,255
Tenant recoveries	11,586	11,657	34,627	33,108
Hospitality revenues	17,776	14,088	57,190	46,126
Builder price participation	5,472	4,483	14,613	15,631
Other land revenues	4,561	4,053	19,606	12,225
Other rental and property revenues	5,929	3,538	17,309	11,335
Total revenues	258,736	242,264	799,137	756,461

Expenses:
Condominium rights and unit cost of sales	86,531	83,218	253,209	237,759
Master Planned Community cost of sales	29,043	21,432	88,288	66,128
Master Planned Community operations	8,180	10,674	24,881	30,454
Other property operating costs	21,354	16,535	60,153	47,513
Rental property real estate taxes	7,678	7,033	21,765	21,110
Rental property maintenance costs	3,380	3,332	10,016	9,217
Hospitality operating costs	13,525	12,662	41,534	37,379
Provision for doubtful accounts	448	1,940	1,728	4,629
Demolition costs	175	256	303	1,218
Development-related marketing costs	5,866	4,716	14,787	15,586
General and administrative	22,362	21,128	63,423	61,505
Depreciation and amortization	35,899	23,322	96,193	71,246
Total expenses	234,441	206,248	676,280	603,744

Operating income before other items	24,295	36,016	122,857	152,717

Other:
Provision for impairment	—	(35,734)	—	(35,734)
Gains on sales of properties	237	70	32,452	140,549
Other (loss) income, net	(160)	432	750	9,858
Total other	77	(35,232)	33,202	114,673

Operating income	24,372	784	156,059	267,390

Interest income	1,764	196	3,171	900
Interest expense	(17,241)	(16,102)	(49,547)	(48,628)
Loss on redemption of senior notes due 2021	—	—	(46,410)	—
Warrant liability loss	—	(7,300)	(43,443)	(21,630)
Gain on acquisition of joint venture partner's interest	—	27,087	5,490	27,087
Equity in earnings from Real Estate and Other Affiliates	7,467	13,493	25,821	35,700
Income before taxes	16,362	18,158	51,141	260,819
Provision for income taxes	5,846	10,162	31,846	102,088
Net income	10,516	7,996	19,295	158,731
Net income attributable to noncontrolling interests	(12)	(23)	(12)	(23)
Net income attributable to common stockholders	$10,504	$7,973	$19,283	$158,708

Basic income per share:	$0.25	$0.20	$0.47	$4.02

Diluted income per share:	$0.24	$0.19	$0.45	$3.72

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net income	$10,516	$7,996	$19,295	$158,731
Other comprehensive income (loss):
Interest rate swaps (a)	180	497	(2,070)	(14,876)
Capitalized swap interest expense (b)	(40)	154	(161)	(163)
Pension adjustment (c)	—	(317)	—	(890)
Other comprehensive income (loss)	140	334	(2,231)	(15,929)
Comprehensive income	10,656	8,330	17,064	142,802
Comprehensive income attributable to noncontrolling interests	(12)	(23)	(12)	(23)
Comprehensive income attributable to common stockholders	$10,644	$8,307	$17,052	$142,779

(a)

Net of deferred tax expense  of  $0.1 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively. Amount is net of deferred benefit of $1.3 million and $8.1 million for the nine months ended September 30, 2017 and 2016, respectively.

(b)

The deferred tax impact was immaterial for the three months ended September 30, 2017 and 2016, respectively. Amount is net of deferred tax benefit of $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.

(c)	Net of deferred tax benefit of $0.1 million and $0.5 million for the three and nine months ended September 30, 2016, respectively.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

UNAUDITED

A

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	Interests	Equity
Balance December 31, 2015	39,714,838	$398	$2,847,823	$(480,215)	$(7,889)	-	$-	$3,772	$2,363,889
Net income	-	-	-	158,708	-	-	-	23	158,731
Preferred dividend payment on behalf of subsidiary	-	-	-	-	-	-	-	(23)	(23)
Interest rate swaps, net of tax $8,120	-	-	-	-	(14,876)	-	-	-	(14,876)
Pension adjustment, net of tax of $543	-	-	-	-	(890)	-	-	-	(890)
Capitalized swap interest, net of tax $88	-	-	-	-	(163)	-	-	-	(163)
Stock plan activity	136,198	-	8,512	-	-	-	-	-	8,512
Treasury stock activity	-	-	-	-	-	(12,061)	(1,295)	-	(1,295)
Balance, September 30, 2016	39,851,036	398	2,856,335	(321,507)	(23,818)	(12,061)	(1,295)	3,772	2,513,885

Balance December 31, 2016	39,802,064	398	2,853,269	(277,912)	(6,786)	(12,061)	(1,231)	3,772	2,571,510
Net income	-	-	-	19,283	-	-	-	12	19,295
Preferred dividend payment on behalf of subsidiary	-	-	-	-	-	-	-	(12)	(12)
Interest rate swaps, net of tax of $1,409	-	-	-	-	(2,070)	-	-	-	(2,070)
Capitalized swap interest, net of tax of $86	-	-	-	-	(161)	-	-	-	(161)
Stock plan activity	368,415	4	16,735	-	-	(4,321)	(532)	-	16,207
Exercise of warrants	3,052,453	31	375,582	-	-	-	-	-	375,613
Issuance of management warrants	-	-	50,000	-	-	-	-	-	50,000
Balance, September 30, 2017	43,222,932	$433	$3,295,586	$(258,629)	$(9,017)	(16,382)	$(1,763)	$3,772	$3,030,382

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

A

	Nine Months Ended September 30,
(In thousands)	2017	2016
Cash Flows from Operating Activities:
Net income	$19,295	$158,731
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	84,083	60,834
Amortization	12,110	10,412
Amortization of deferred financing costs	4,306	5,385
Amortization of intangibles other than in-place leases	(1,071)	(1,333)
Straight-line rent amortization	(6,625)	(6,668)
Deferred income taxes	33,484	102,088
Restricted stock and stock option amortization	4,954	6,324
Gains on sales of properties	(32,452)	(140,549)
Gain on acquisition of joint venture partner's interest	(5,490)	(27,087)
Warrant liability loss	43,443	21,630
Loss on redemption of senior notes due 2021	46,410	—
Equity in earnings from Real Estate and Other Affiliates, net of distributions	(20,200)	(21,952)
Provision for doubtful accounts	1,728	4,629
Master Planned Community land acquisitions	(1,415)	(69)
Master Planned Community development expenditures	(136,745)	(106,501)
Master Planned Community cost of sales	78,424	60,600
Condominium development expenditures	(293,183)	(245,547)
Condominium rights and unit cost of sales	253,209	237,759
Provision for impairment	—	35,734
Percentage of completion revenue recognition from sale of condominium rights and unit sales	(342,208)	(362,613)
Net changes:
Accounts receivable	1,602	(33)
Prepaid expenses and other assets	(11,143)	(753)
Condominium deposits received	250,352	440,076
Deferred expenses	(11,215)	(3,349)
Accounts payable and accrued expenses	(36,607)	(19,019)
Condominium deposits held in escrow	(250,352)	(440,076)
Condominium deposits released from escrow	187,540	17,574
Other, net	245	(4,510)
Cash used in operating activities	(127,521)	(218,283)

Cash Flows from Investing Activities:
Property and equipment expenditures	(5,936)	(8,649)
Operating property improvements	(12,591)	(12,184)
Property developments and redevelopments	(258,850)	(301,843)
Acquisition of partner's interest in Las Vegas 51s	(15,404)	—
Proceeds for reimbursement of development costs	11,165	4,945
Proceeds from sales of properties	36,560	378,257
Proceeds from insurance claims	—	3,107
Acquisition of partner's interest in Millennium Six Pines Apartments (net of cash acquired)	—	(3,105)
Distributions from Real Estate and Other Affiliates	—	16,550
Note issued to Real Estate Affiliate	—	(25,000)
Proceeds from repayment of note to Real Estate Affiliate	—	25,000
Investments in Real Estate and Other Affiliates, net	(3,579)	(10,947)
Change in restricted cash	(3,854)	(215)
Cash (used in) provided by investing activities	(252,489)	65,916

Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	1,433,437	422,661
Principal payments on mortgages, notes and loans payable	(1,130,337)	(62,996)
Premium paid to redeem 2021 senior notes	(39,966)	—
Preferred dividend payment on behalf of REIT subsidiary	(12)	(23)
Special Improvement District bond funds released from (held in) escrow	6,099	6,258
Deferred financing costs	(13,305)	(4,678)
Taxes paid on stock options exercised and restricted stock vested	(9,201)	(1,295)
Stock options exercised	19,719	180
Issuance of management warrants	50,000	—
Cash provided by financing activities	316,434	360,107

Net change in cash and cash equivalents	(63,576)	207,740
Cash and cash equivalents at beginning of period	665,510	445,301
Cash and cash equivalents at end of period	$601,934	$653,041

THE HOWARD HUGHES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information:
Interest paid	$110,034	$77,666
Interest capitalized	55,895	46,198
Income taxes paid	(12,419)	6,234

Non-Cash Transactions:
Exercise of Sponsor and Management Warrants	375,613	—
Special Improvement District bond transfers associated with land sales	9,864	5,528
Accrued interest on construction loan borrowing	4,978	3,748
Capitalized stock compensation	584	2,008
Acquisition of Las Vegas 51s
Building	87	—
Developments	65	—
Accounts receivable	633	—
Other assets	33,313	—
Other liabilities	(2,294)	—
Acquisition of Millennium Six Pines Apartments
Land	—	(11,225)
Building	—	(54,492)
Other assets	—	(1,261)
Mortgage, notes and loans payable	—	37,700
Other liabilities	—	(913)

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”), filed on February 23, 2017 with the SEC. Certain amounts in 2016 have been reclassified to conform to the 2017 presentation. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss), cash flows and equity for the interim periods have been included. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 and future years.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements up to the date and time this Quarterly Report was filed.

NOTE 2 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The following is a summary of recently issued and other notable accounting pronouncements which relate to our business.

In August 2017, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities to enable entities to better portray the economic results of their risk management activities in its financial statements. The ASU expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk and eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The ASU also eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2018. The new standard must be adopted using a modified retrospective approach with early adoption permitted. We are currently evaluating the potential impact of this ASU on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation–Stock Compensation. Stakeholders observed that the definition of the term “modification” is broad and that its interpretation results in diversity in practice. The ASU states that when an entity concludes that a change is not substantive, then modification accounting does not apply. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. The new standard must be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. Once adopted, HHC will apply this guidance to any modifications made to either the stock option or restricted stock award plans.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The standard defines an “in-substance non-financial asset” as a financial asset promised to a counterparty in a contract if substantially all the fair value of the assets is concentrated in nonfinancial assets. The ASU also provides guidance for accounting for partial sales of non-financial assets such as real estate. The effective

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. The new standard must be adopted retrospectively with early adoption permitted. We are currently evaluating the potential impact of this ASU on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This standard is intended to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognizing the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The new standard must be adopted prospectively with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. ASU 2016-18 will impact our presentation of operating, investing and financing activities related to restricted cash on our consolidated statements of cash flows.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effective date of the standard is for fiscal years, and for interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the adoption of ASU 2016-13 on our consolidated financial statements but do not anticipate significant impact.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The standard amends several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted the ASU as of January 1, 2017, and it did not have a material impact on our accounting for excess tax benefits and tax deficiencies as our stock compensation plans, which permit net-share settlement, had minimal vesting and exercise activity prior to January 1, 2017. The new guidance requires entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled, in contrast to prior guidance wherein such effects are recorded in additional paid-in capital (“APIC”). The amounts recorded in APIC prior to our adoption remain in APIC per the new standard. The new standard also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Our plans allow us, at the employee’s request, to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate for the employee’s applicable jurisdiction. We elected to continue to estimate forfeitures as allowed by an election under the new guidance. Our condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 present excess tax benefits as an operating activity and employee taxes paid as a financing activity as required by ASU 2016-09.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 is codified in Accounting Standards Codification (“ASC”) 842. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements. We anticipate a material increase to our assets and liabilities as we will be required to capitalize our ground leases, office leases and certain office equipment where we are the lessee. We will also be considering certain services that are considered non-lease components such as common area maintenance under the new guidance. Upon adoption of ASC 842, these services will be accounted for under ASU 2014-09, Revenues from Contracts with Customers (Topic 606), which is further discussed below.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities which will require entities to recognize changes in equity investments with readily determinable fair values in net income. For equity investments without readily determinable fair values, the ASU permits the application of a measurement alternative using the cost of the investment, less any impairments, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017, and must be adopted via a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are currently evaluating the potential impact of this ASU on our consolidated financial statements.

In May 2014, the FASB and International Accounting Standards Board issued ASU 2014-09. The standard’s core principle

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU requires companies to identify performance obligations in the contract, estimate the amount of variable consideration to include in the transaction price and allocate the transaction price to each separate performance obligation. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We have concluded that after adoption we will not be able to recognize revenue for condominium projects on a percentage of completion basis, and generally revenue will be recognized when the units close and the title has transferred to the buyer. Adoption of the ASU will also impact the timing of recognition and classification of certain real estate selling costs, such as the costs related to our condominium model units. Currently, these selling costs are capitalized as real estate project costs and recognized as costs of sales on a percentage of completion basis in our consolidated financial statements. Under the new guidance, some of these costs may need to be expensed immediately or will be capitalized as property and equipment and depreciated over their estimated useful life. Entities have the option of using either a full retrospective or a modified retrospective approach. We have elected to apply a modified retrospective approach of adoption. We are continuing to evaluate the new guidance to determine all impacts to our consolidated financial statements.

NOTE 3 WARRANTS

On November 9, 2010, we entered into warrant agreements at an exercise price of $50.00 per share to purchase 1,916,667 shares of our common stock (the “Sponsor Warrants”) to certain funds of Pershing Square Capital Management, L.P. (“Pershing Square”). In November 2010 and February 2011, we entered into certain warrant agreements (the “Management Warrants”) with David R. Weinreb, our Chief Executive Officer, Grant Herlitz, our President, and Andrew C. Richardson, our former Chief Financial Officer, in each case prior to his appointment to such position, to purchase 2,367,985, 315,731 and 178,971 shares, respectively, of our common stock. The Management Warrants were granted at fair value in exchange for a combined total of approximately $19.0 million in cash from such executives at the commencement of their respective employment. Mr. Weinreb and Mr. Herlitz’s warrants became exercisable in November 2016 and had an exercise price of $42.23 per share, and Mr. Richardson’s warrants became exercisable in February 2017 and had an exercise price of $54.50 per share.

Pershing Square exercised its Sponsor Warrants on June 30, 2017, resulting in a net issuance of 1,136,517 shares in accordance with the warrant provisions. Mr. Herlitz exercised his Management Warrants in early January 2017, resulting in the net issuance of 198,184 shares in accordance with the warrant provisions. Mr. Herlitz also donated 6,850 shares to a charitable trust, which were net share settled for 4,400 shares in accordance with the warrant provisions. In February, March and June 2017, Mr. Richardson exercised his Management Warrants, resulting in the net issuance of 98,549 shares in accordance with the warrant provisions. In June 2017, Mr. Weinreb exercised his Management Warrants, resulting in the net issuance of 1,614,803 shares in accordance with the warrant provisions.

As of September 30, 2017, all Sponsor Warrants and Management Warrants have been exercised. The fair values for the Sponsor Warrants and Management Warrants as of December 31, 2016 were recorded as liabilities because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsor Warrants and Management Warrants were $123.5 million and $208.7 million, respectively, as of December 31, 2016. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 7 – Fair Value of Financial Instruments in our Condensed Consolidated Financial Statements. Decreases and increases in the fair value of the Sponsor and Management Warrants were recognized as warrant liability gains or losses in the Condensed Consolidated Statements of Operations.

On October 7, 2016, we entered into a warrant agreement with our new Chief Financial Officer, David R. O’Reilly (the “O’Reilly Warrant”), prior to his appointment to the position. Upon exercise of the O’Reilly Warrant, Mr. O’Reilly may

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

acquire 50,125 shares of common stock at an exercise price of $112.08 per share. The O’Reilly Warrant was issued at fair value in exchange for a $1.0 million payment in cash from Mr. O’Reilly. The O’Reilly Warrant becomes exercisable on April 6, 2022, subject to earlier exercise upon certain change in control, separation and termination provisions. On June 16, 2017, we also entered into a new warrant agreement (the “Weinreb Warrant”) with Mr. Weinreb to acquire 1,965,409 shares of common stock for the purchase price of $50.0 million. On August 29, 2017, Mr. Weinreb paid the $50.0 million purchase price in cash in accordance with the terms of the warrant agreement. The Weinreb Warrant becomes exercisable on June 15, 2022, at an exercise price of $124.64 per share, subject to earlier exercise upon certain change in control, separation and termination provisions. The O’Reilly Warrant and the Weinreb Warrant, which qualify as equity instruments, are included within additional paid-in capital in the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016. On October 4, 2017, we entered into a new warrant agreement with Mr. Herlitz to acquire 87,951 shares of common stock for the purchase price of $2.0 million (the “Herlitz Warrant”). The Herlitz Warrant becomes exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject to earlier exercise upon certain change in control, separation and termination provisions.

NOTE 4 EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted‑average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and nonvested stock issued under stock‑based compensation plans is computed using the treasury stock method. The dilutive effect of the warrants is computed using the if‑converted method prior to their exercise.

Information related to our EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Basic EPS:
Numerator:
Net income	$10,516	$7,996	$19,295	$158,731
Net income attributable to noncontrolling interests	(12)	(23)	(12)	(23)
Net income attributable to common stockholders	$10,504	$7,973	$19,283	$158,708

Denominator:
Weighted average basic common shares outstanding	$42,845	$39,502	$40,860	$39,489

Diluted EPS:
Numerator:
Net income attributable to common stockholders	$10,504	$7,973	$19,283	$158,708

Denominator:
Weighted average basic common shares outstanding	42,845	39,502	40,860	39,489
Restricted stock and stock options	420	366	455	338
Warrants	2	2,892	1,783	2,892
Weighted average diluted common shares outstanding	43,267	42,760	43,098	42,719

Basic income per share:	$0.25	$0.20	$0.47	$4.02

Diluted income per share:	$0.24	$0.19	$0.45	$3.72

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The diluted EPS computation for the three and nine months ended September 30, 2017 excludes 311,500 and 317,000 stock options, respectively, because their inclusion would have been anti-dilutive. The diluted EPS computation for the three and nine months ended September 30, 2017 excludes 185,573 shares of restricted stock, because market conditions have not been met.

The diluted EPS computation for the three and nine months ended September 30, 2016 excludes 343,500 and 404,000 stock options, respectively, because their inclusion would have been anti-dilutive. The diluted EPS computation for the three and nine months ended September 30, 2016 excludes 153,781 shares of restricted stock, respectively, because performance conditions have not been met.

NOTE 5 RECENT TRANSACTIONS

On May 4, 2017, we announced that Bank of America will serve as the lead anchor tenant to the 51-story, Class A downtown office building at 110 North Wacker Drive in Chicago, Illinois. The lease accounts for more than a third of the Goettsch-designed 1.35 million square-foot high-rise. Construction is scheduled to start in the spring of 2018, with a late 2020 opening expected. In conjunction with this transaction, on April 28, 2017, we exercised our termination option in the current lease with the tenant who occupies the existing 110 North Wacker building. The tenant will continue to occupy the building until January 2018 but will no longer pay the $6.1 million annual rent or any operating expenses which were previously paid 100% by the tenant.

On March 16, 2017, we offered, sold and issued $800.0 million in aggregate principal amount of 5.375% senior notes due March 15, 2025 (the “2025 Notes”) to Qualified Institutional Buyers (as defined in the Securities Act of 1933) in accordance with Rule 144A and non-U.S. persons in accordance with Regulation S and completed a tender offer and consent solicitation for any and all of our $750.0 million existing 6.875% senior notes due October 1, 2021. We used the net proceeds from the sale of our 2025 Notes to redeem all of the 6.875% senior notes and to pay related transaction fees and expenses. On June 12, 2017, we issued an additional $200.0 million of the 2025 Notes at a premium to par of 2.25%. We used a portion of the proceeds to repay construction financings and fund ongoing development projects and general corporate needs. Interest on the 2025 Notes is paid semi-annually, on March 15th and September 15th of each year, beginning on September 15, 2017. At any time prior to March 15, 2020, we may redeem all or a portion of the 2025 Notes at a redemption price equal to 100% of the principal plus a “make-whole” declining call premium. At any time prior to March 15, 2020, we may also redeem up to 35% of the 2025 Notes at a price of 105.375% with net cash proceeds of certain equity offerings, plus accrued and unpaid interest. The 2025 Notes contain customary terms and covenants and have no financial maintenance covenants.

On March 1, 2017 (the “Acquisition Date”), we acquired our joint venture partner’s 50.0% interest in the Las Vegas 51s minor league baseball team for $16.4 million and became the sole owner of this Triple-A baseball team. We recognized a gain of $5.4 million in Gain on acquisition of joint venture partner's interest in conjunction with this acquisition relating to the step-up to fair value of the assets acquired. The estimated fair values of the assets acquired and liabilities assumed disclosed as of March 31, 2017 were provisional as they were pending final determinations of the fair value of the intangible assets existing as of the Acquisition Date. Using the income approach, the final adjustments made as of September 30, 2017 to the allocated fair values included a $0.4 million contingent liability recorded in Accounts payable and accrued expenses per the terms of the purchase agreement relating to a credit for the use of seats in a future stadium for the team, if and when constructed by us, and an adjustment to allocate $7.9 million to finite-lived intangibles, which have a weighted average amortization period of 11 years, and $24.9 million to indefinite-lived intangibles, primarily related to the franchise relationship agreement, all of which is recorded in Prepaid expenses and other assets, net. Accordingly, the adjusted values of assets acquired and liabilities assumed and consolidated into our financial statements total $36.0 million and $3.2 million, respectively, and are included in our Operating Assets segment. Prior to the acquisition, we

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

accounted for our investment in the Las Vegas 51s under the equity method within Investment in Real Estate and Other Affiliates and recognized a loss of $0.2 million in equity in earnings for the nine months ended September 30, 2017. Included in the Condensed Consolidated Statements of Operations from the Acquisition Date through September 30, 2017 are revenues of $6.8 million and pre-tax net income from operations of $0.5 million.

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

No impairment charges were recorded during the three and nine months ended September 30, 2017. During the third quarter of 2016, we implemented a plan to sell Park West, a non-core, 249,177 square foot open-air shopping, dining and entertainment destination in Peoria, Arizona and recognized a $35.7 million impairment charge during the third quarter of 2016 due to our shorter than previously anticipated holding period. The $34.9 million net carrying value of Park West, after the impairment, represented our best estimate of its current fair market value at September 30, 2016. On December 29, 2016, we sold Park West for $32.5 million, recognized a loss of $1.1 million, net of transaction costs, in conjunction with the sale and redeployed the net cash proceeds from this unleveraged asset into our existing developments.

The following table summarizes our provision for impairment:

			Provision for impairment as of September 30,
Impaired Asset	Location	Method of Determining Fair Value	2017	2016
			(In thousands)
Operating Assets:
Park West	Peoria, AZ	Discounted cash flow analysis using capitalization rate of 6.75%	$—	$35,734

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents the fair value measurement hierarchy levels required under ASC 820 for each of our assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2017				December 31, 2016
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$50,041	$50,041	$—	$—	$18	$18	$—	$—
Interest rate swap derivative assets	3,244	—	3,244	—	—	—	—	—
Liabilities:
Interest rate swap derivative liabilities	7,742	—	7,742	—	(149)	—	(149)	—
Warrants	—	—	—	—	332,170	—	—	332,170

Cash equivalents consist of registered money market mutual funds which are invested in United States Treasury bills that are valued at the net asset value of the underlying shares in the funds as of the close of business at the end of each period.

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The following table presents a rollforward of the valuation of our Sponsor Warrants and Management Warrants:

(In thousands)	2017	2016
Balance as of January 1	$332,170	$307,760
Warrant liability loss (a)	43,443	21,630
Exercises of Sponsor and Management Warrants	(375,613)	—
Balance as of September 30	$—	$329,390

(a)

Represents losses recognized during 2017 relating to each warrant prior to the respective exercise date. For 2016, represents unrealized losses recorded for outstanding warrants at the end of the period. Changes in the fair value of the Sponsor Warrants and Management Warrants prior to exercise were recognized in net income as a warrant liability gain or loss.

The valuation of warrants is based on an option pricing valuation model, utilizing inputs which were classified as Level 3 due to the unavailability of comparable market data. The inputs to the valuation model included the fair value of stock related to the warrants, exercise price and term of the warrants, expected volatility, risk-free interest rate and dividend yield. Generally, an increase in expected volatility would increase the fair value of the liability, but the impact of the volatility on fair value diminishes as the market value of the stock increases above the strike price. As the period of restriction lapses, the marketability discount reduces to zero and increases the fair value of the warrants.

All Sponsor and Management Warrants were exercised as of September 30, 2017. The significant unobservable inputs used in the fair value measurement of our warrant liabilities as of December 31, 2016 were as follows:

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Unobservable Inputs
	Expected Volatility (a)	Marketability Discount (b)
September 30, 2017 (c)	N/A	N/A
December 31, 2016	31.0%	0.0% - 1.0%

(a)	Based on our implied equity volatility.
(b)	Represents the discount rate for lack of marketability of the Management Warrants which decreases as the current date approaches the dates of contractual expiration of the marketability restrictions.
(c)	See Note 3 – Warrants for additional information.

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

		September 30, 2017		December 31, 2016
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash	Level 1	$551,893	$551,893	$665,492	$665,492
Accounts receivable, net (a)	Level 3	9,654	9,654	10,038	10,038

Liabilities:
Fixed-rate debt (b)	Level 2	$1,508,746	$1,529,282	$1,184,141	$1,224,573
Variable-rate debt (b)	Level 2	1,505,534	1,505,534	1,524,319	1,524,319

(a)	Accounts receivable, net, is shown net of an allowance of $8.6 million and $7.9 million at September 30, 2017 and December 31, 2016, respectively.
(b)	Excludes related unamortized financing costs.

The fair value of our 2025 Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above (please refer to Note 9 – Mortgages, Notes and Loans Payable in our Condensed Consolidated Financial Statements), was estimated based on a discounted future cash payment model, which includes risk premiums and a risk free rate derived from the current London Interbank Offered Rate (“LIBOR”) or U.S. Treasury obligation interest rates. The discount rates reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 8 REAL ESTATE AND OTHER AFFILIATES

Our investments in Real Estate and Other Affiliates that are reported in accordance with the equity and cost methods are as follows:

					Share of Earnings/Dividends
	Economic/Legal Ownership		Carrying Value		Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
($ in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Equity Method Investments
Master Planned Communities:
The Summit (a)	—%	—%	$54,203	$32,653	$6,480	$13,700	$21,552	$22,574
Operating Assets:
Las Vegas 51s, LLC (b)	100.00	50.00	—	11,062	—	2	(152)	297
Constellation (a) (c)	50.00	50.00	2,175	2,730	107	—	(215)	—
The Metropolitan Downtown Columbia (d)	50.00	50.00	—	(1,064)	82	(351)	356	(863)
Millennium Six Pines Apartments (e)	100.00	100.00	—	—	—	9	—	44
Stewart Title of Montgomery County, TX	50.00	50.00	3,834	3,611	113	221	322	477
Woodlands Sarofim #1	20.00	20.00	2,688	2,683	15	26	45	121
Strategic Developments:
Circle T Ranch and Power Center (a)	50.00	50.00	5,106	4,956	650	—	650	10,498
HHMK Development	50.00	50.00	10	10	—	—	—	—
KR Holdings	50.00	50.00	744	707	20	3	36	12
m.flats/TEN.M (a)	50.00	50.00	6,849	6,379	—	—	—	—
33 Peck Slip (a) (f)	35.00	35.00	9,139	8,243	—	(117)	(156)	(76)
			84,748	71,970	7,467	13,493	22,438	33,084
Cost method investments			4,407	4,406	—	—	3,383	2,616
Investment in Real Estate and Other Affiliates			$89,155	$76,376	$7,467	$13,493	$25,821	$35,700

(a)	Please refer to the discussion below for a description of the joint venture ownership structure.
(b)	On March 1, 2017, we acquired our joint venture partner’s interest and have fully consolidated the assets and liabilities of the entity.
(c)	Equity method VIE as of September 30, 2017. Constellation and Las Vegas 51s were also VIEs as of December 31, 2016.
(d)

The Metropolitan Downtown Columbia was in a deficit position of $2.0 million at September 30, 2017 and December 31, 2016 due to distributions from operating cash flows in excess of basis. This deficit balance is presented in Accounts payable and accrued expenses at September 30, 2017.

(e)	On July 20, 2016, we acquired our joint venture partner’s interest in Millennium Six Pines Apartments and fully consolidated the assets and liabilities of the entity.
(f)

The 33 Peck Slip hotel was closed in December 2016 for redevelopment and was transferred to the Strategic Developments segment as of January 1, 2017. The prior year share of earnings for the three and nine months ended September 30, 2016 was recorded in the Operating Assets segment but is reflected here for comparative purposes.

As of September 30, 2017, we are not the primary beneficiary of the Constellation VIE listed above because we do not have the power to direct activities that most significantly impact the economic performance of the joint venture, and therefore, we report our interests in accordance with the equity method. Our maximum exposure to loss as a result of this investment is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of this VIE. The aggregate carrying value of unconsolidated VIEs (inclusive of Las Vegas 51s at December 31, 2016, prior to our acquisition) was $2.2 million and $13.8 million as of September 30, 2017 and December 31, 2016, respectively, and was classified as Investment in Real Estate and Other Affiliates in the Condensed Consolidated Balance Sheets.

As of September 30, 2017, approximately $190.1 million of indebtedness was secured by the properties owned by our Real Estate and Other Affiliates of which our share was approximately $88.0 million based upon our economic ownership. All of this indebtedness is without recourse to us.

We are the primary beneficiary of one VIE which is consolidated in the financial statements. The creditors of the consolidated VIE do not have recourse to us. As of September 30, 2017, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.9 million and $1.5 million, respectively. As of December 31, 2016, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $21.7

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

million and $1.4 million, respectively. The assets of the VIE are restricted for use only by the particular VIE and are not available for our general operations.

Activity for our significant investments in Real Estate Affiliates and the related accounting considerations are described below.

The Summit

During the first quarter of 2015, we formed DLV/HHPI Summerlin, LLC (“The Summit”) in a joint venture with Discovery Land Company (“Discovery”), and we contributed land with a book basis of $13.4 million and transferred Special Improvement District (“SID”) bonds related to such land with a carrying value of $1.3 million to the joint venture at the agreed upon capital contribution value of $125.4 million (“Our Capital Contribution”), or $226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million of cash as their capital contribution and we have no further capital obligations. The gains on the contributed land will be recognized in Equity in earnings from Real Estate and Other Affiliates as the joint venture sells lots.

After receipt of Our Capital Contribution and a 5.0% preferred return, Discovery is entitled to cash distributions by the joint venture until it has received two times its equity contribution. Any further cash distributions are shared 50/50. Discovery is the manager on the project, and development began in the second quarter of 2015. Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, our share of the venture’s income-producing activities will be recognized based on the Hypothetical Liquidation Book Value (“HLBV”) method. Under this method, we recognize equity in earnings from the joint venture based on the change in our underlying share of the venture’s net assets on a hypothetical liquidation basis as of the reporting date.

Relevant financial statement information for The Summit is summarized as follows:

	September 30,	December 31,
(in thousands)	2017	2016
Total Assets	$163.6	$151.3
Total Liabilities	107.3	116.5
Total Equity	56.3	34.8

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenues (a)	$14.2	$24.7	$46.3	$41.6
Net income	6.5	13.7	21.6	22.6
Gross Margin	7.7	14.6	26.4	25.1

(a)	Revenues related to land sales at the joint venture are recognized on a percentage of completion basis.

Constellation

On January 24, 2014, we entered into a joint venture with a national multi-family real estate developer, The Calida Group, to construct, own and operate a 124-unit gated luxury apartment development in Summerlin. We and our partner each own 50% of the venture, and unanimous consent of the partners is required for all major decisions. This project represents the first residential development in Summerlin’s 400-acre downtown. In the first quarter of 2015, we contributed a 4.5-acre parcel of land with an agreed value of $3.2 million in exchange for a 50% interest in the venture. Our partner contributed $3.2 million of cash for their 50% interest. Additionally, our partner is the development manager, funded all pre-development activities, obtained construction financing in the first quarter of 2015 and provided guarantees required by

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

the lender. The project is financed by a $15.8 million construction loan which is fully drawn as of September 30, 2017. The loan is non-recourse to us. In the fourth quarter of 2015, we each contributed an additional $1.0 million to the joint venture to fund development costs. Upon a sale of the property, we are entitled to 50% of the proceeds up to, and 100% of the proceeds in excess of, an amount determined by applying a 7.0% capitalization rate to net operating income. The venture commenced construction in February 2015 and is being completed in phases. New tenants began to take occupancy in the third quarter of 2016. This venture was moved to the Operating Assets segment in the fourth quarter of 2016. As of September 30, 2017, the project is 87.9% occupied and 95.2% leased.

m.flats/TEN.M

On October 4, 2013, we entered into a joint venture agreement with a local developer, Kettler, Inc. (“Kettler”), to construct an apartment complex with ground floor retail in Downtown Columbia, Maryland. We contributed approximately five acres of land having a book value of $4.0 million to the joint venture and subsequently incurred an additional $3.1 million in capitalized development costs for a total book value contribution of $7.1 million. Our land was valued at $23.4 million, or $53,500 per constructed unit. In January 2016, the venture closed on an $88.0 million construction loan which is non-recourse to us and bears interest at one-month LIBOR plus 2.40% with an initial maturity date of February 2020, with three, one-year extension options. At loan closing, Kettler contributed $16.1 million in cash and $7.3 million was distributed to us, of which we subsequently reinvested $6.3 million in the project in 2016. We accounted for this transaction as a partial sale of the land for which we recognized a net profit of $0.2 million at December 31, 2016.

33 Peck Slip

In January 2016, we entered into a joint venture to purchase a hotel located at 33 Peck Slip in the Seaport District of New York with a capital contribution of $6.0 million. We advanced a bridge loan of $25.0 million at a 5.0% interest rate to the joint venture at closing to expedite the acquisition, which was repaid in full in June 2016. In the second quarter of 2016, upon completion of a refinancing of the property with a $36.0 million redevelopment loan, we made additional capital contributions of $2.3 million in 2016 and $0.7 million in 2017. The 33 Peck Slip hotel was closed in December 2016 for redevelopment and was transferred to the Strategic Developments segment. Our total investment in the joint venture is $9.1 million as of September 30, 2017.

Circle T Ranch and Power Center

On June 1, 2016, the Westlake Retail Associates venture closed on a 72-acre land sale with an affiliate of Charles Schwab Corporation. The nine months ended September 30, 2016 reflects the recognition of $10.5 million in Equity in earnings from Real Estate and Other Affiliates resulting from the land sale.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 9 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$1,476,480	$1,140,118
Special Improvement District bonds	32,266	44,023
Variable-rate debt:
Collateralized mortgages, notes and loans payable (a)	1,505,534	1,524,319
Unamortized bond issuance costs	(7,089)	(5,779)
Deferred financing costs	(13,743)	(11,934)
Total mortgages, notes and loans payable	$2,993,448	$2,690,747

(a)

As more fully described below, $179.3 million and $182.1 million of variable‑rate debt has been swapped to a fixed-rate for the term of the related debt as of September 30, 2017 and December 31, 2016, respectively.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table presents our mortgages, notes, and loans payable by property, presented within each segment in order of extended maturity date:

				Maximum	Carrying Value
	Initial / Extended	Interest		Facility	September 30,	December 31,
($ in thousands)	Maturity (a)	Rate		Amount	2017	2016
Master Planned Communities
Summerlin South SID Bonds - S124	December 2019	5.95%			$104	$123
Summerlin South SID Bonds - S128	December 2020	7.30%			390	440
Summerlin South SID Bonds - S132	December 2020	6.00%			1,082	1,268
The Woodlands Master Credit Facility	April 2020 / April 2021	3.98%	(b)	$180,000	150,000	150,000
Bridgeland Credit Facility	November 2020 / November 2022	4.60%	(b)	65,000	65,000	65,000
Summerlin South SID Bonds - S151	June 2025	6.00%			3,964	4,159
Summerlin South SID Bonds - S128C	December 2030	6.05%			4,467	4,600
Summerlin South SID Bonds - S159	June 2035	6.00%			2,353	2,389
Summerlin West SID Bonds - S812	October 2035	6.00%			17,019	27,459
Master Planned Communities Total					244,379	255,438

Operating Assets
1701 Lake Robbins	April 2017	5.81%			—	4,600
Outlet Collection at Riverwalk	October 2017 / October 2018	3.98%	(b)	54,325	54,325	55,778
1725-35 Hughes Landing Boulevard	June 2018 / June 2019	2.88%	(b)	143,000	115,999	105,647
The Westin at The Woodlands (c)	August 2018 / August 2019	3.88%	(b)	57,946	57,946	58,077
110 North Wacker	October 2019	5.21%	(e)		19,870	22,704
Three Hughes Landing (c)	December 2017 / December 2019	3.58%	(b)	65,455	43,661	35,053
Lakeland Village Center at Bridgeland	May 2018 / May 2020	3.58%	(b)	14,000	11,292	9,979
Embassy Suites at Hughes Landing	October 2018 / October 2020	3.73%	(b)	37,100	31,245	29,461
The Woodlands Resort & Conference Center	December 2018 / December 2020	4.48%	(b)		67,000	70,000
One Merriweather	February 2020 / February 2021	3.38%	(b)	49,900	41,271	23,588
Downtown Summerlin	September 2020 / September 2021	3.38%	(b) (d)	275,885	275,883	302,981
HHC 242 Self-Storage	October 2019 / October 2021	3.83%	(b)	6,658	6,137	3,708
HHC 2978 Self-Storage Facility	January 2020 / January 2022	3.83%	(b)	6,368	5,521	1,715
70 Columbia Corporate Center	May 2020 / May 2022	3.23%	(b)(f)		20,000	20,000
One Mall North	May 2020 / May 2022	3.48%	(b)(f)		14,463	—
10-60 Columbia Corporate Centers	May 2020 / May 2022	3.20%	(b)(f)(g)		80,000	80,000
20/25 Waterway Avenue	May 2022	4.79%			13,708	13,886
Millennium Waterway Apartments	June 2022	3.75%			55,344	55,584
Ward Village	September 2021 / September 2023	3.69%	(b)(h)		238,718	238,718
9303 New Trails	December 2023	4.88%			12,098	12,378
4 Waterway Square	December 2023	4.88%			35,431	36,249
3831 Technology Forest Drive	March 2026	4.50%			22,088	22,383
Kewalo Basin Harbor	September 2027	3.98%	(b)	11,562	—	—
Millennium Six Pines Apartments	August 2028	3.39%			42,500	42,500
3 Waterway Square	August 2028	3.94%			50,647	51,590
One Hughes Landing	December 2029	4.30%			52,000	52,000
Downtown Summerlin SID Bonds - S128	December 2030	6.05%			2,887	3,350
Two Hughes Landing	December 2030	4.20%			48,000	48,000
One Lakes Edge	March 2029 / March 2031	4.50%			69,440	68,874
Hughes Landing Retail	December 2036	3.50%			35,000	35,000
Columbia Regional Building	February 2037	4.48%			25,000	22,188
Other					—	235
Capital lease obligations	Various	3.60%			—	1
Operating Assets Total					1,547,474	1,526,227

Strategic Developments
Waiea and Anaha (i)	November 2017 / November 2019	7.98%	(b)	410,000	195,269	160,847
Ke Kilohana	December 2019 / December 2020	4.48%	(b)	142,656	—	—
Two Merriweather	October 2020 / October 2021	3.73%	(b)	33,156	11,932	—
Ae`o	December 2019 / December 2021	5.23%	(b)	230,000	1	—
100 Fellowship Drive	May 2022	2.73%	(b)	51,426	1	—
Strategic Developments Total					207,203	160,847

Other corporate financing arrangements	July 2018	3.00%			15,224	15,948
Senior Notes	October 2021	6.88%			—	750,000
Senior Notes	March 2025	5.38%			1,000,000	—
Unamortized bond issuance costs					(7,089)	(5,779)
Deferred financing costs					(13,743)	(11,934)
Total mortgages, notes, and loans payable					$2,993,448	$2,690,747

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

(b)	The interest rate presented is based on the one month LIBOR rate, which was 1.23% at September 30, 2017.
(c)	Based on current performance of Three Hughes Landing and The Westin at The Woodlands, a paydown may be required in order to exercise the extension options.
(d)

On July 14, 2017, the Downtown Summerlin loan’s original maturity date of July 2017 was modified to be September 13, 2020, at which time we made a $30.0 million paydown on the facility and further extended the new maturity date and extension date. Additionally, the interest rate was reduced from LIBOR plus 2.25% to LIBOR plus 2.15%.

(e)	The $19.9 million outstanding principal balance is swapped to a 5.21% fixed-rate through maturity.
(f)	These three notes are part of one master facility, with all three respective properties collateralizing the total $114.5 million indebtedness.
(g)	$40.0 million of the outstanding principal balance is swapped to a 3.41% fixed-rate through maturity.
(h)	$119.4 million of the outstanding principal balance is swapped to a 3.64% fixed-rate through maturity.
(i)	The Waiea and Anaha facility was repaid in full on October 27, 2017.

The weighted average interest rate on our mortgages, notes and loans payable, excluding interest rate hedges, was 4.64% and 4.71% as of September 30, 2017 and December 31, 2016, respectively.

Except for the items listed below, all of the mortgage debt is secured by the individual properties listed in the table above and is non-recourse to HHC:

(i)	$1.0 billion of Senior Notes;
(ii)

$275.9 million financing for the Downtown Summerlin development which has maximum recourse of 35% of the outstanding balance, which will reduce to 15.0% upon achievement of a 1.15:1.0 debt service coverage ratio. The recourse further reduces to 10% upon achievement of a 1.25:1.0 debt service coverage ratio, a 90% occupancy level, and average tenant sales of at least $500.00 per net rentable square foot. As of September 30, 2017, 35% of the outstanding loan balance remains recourse to HHC;

(iii)	$27.2 million, or 50% of the Outlet Collection at Riverwalk outstanding loan balance is recourse to HHC;
(iv)	$15.2 million of Other Corporate Financing Arrangements; and
(v)	$19.9 million of the 110 North Wacker mortgage.

Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance, or a percentage of the loan balance. As of September 30, 2017, land, buildings and equipment and developments with a net book value basis of $3.5 billion have been pledged as collateral for our mortgages, notes and loans payable.

As of September 30, 2017, we were in compliance with all financial covenants included in the debt agreements governing our indebtedness.

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

The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that we previously paid with respect to such proportionate share of the bond. In the nine months ended September 30, 2017, no new SID bonds were issued and $9.9 million in obligations were assumed by buyers.

Operating Assets

On October 24, 2017, we exercised our one-year extension option on our $54.3 million Outlet Collection at Riverwalk facility which extended the maturity date to October 24, 2018.

On September 13, 2017, we modified and extended our $311.8 million Downtown Summerlin facility with a $30.0 million paydown. The modified loan has a maximum facility of $275.9 million and bears interest at one-month LIBOR plus 2.15% with a maturity of September 13, 2020, with one, one-year extension option.

On August 11, 2017, we closed on a construction loan totaling $11.6 million for Kewalo Harbor, located in Honolulu, Hawai‘i, to be used for improvements benefitting our Ward Village development. The loan bears interest at one-month LIBOR plus 2.75% with a maturity of September 1, 2027. As of September 30, 2017, we had not drawn any proceeds under this loan.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

2029 and two, one year-extensions. The new loan has a fixed rate of 4.50% and is interest only for four years, then begins amortizing on a 30-year basis.

Strategic Developments

As of October 27, 2017, we repaid the $195.3 million outstanding on our construction loan relating to Waiea and Anaha in conjunction with closing on the sales of units at Anaha.

On October 19, 2017, we closed on a construction loan totaling $64.6 million to be used for Aristocrat and Two Summerlin. The loan bears interest at Wall Street Journal Prime plus 0.40% with a maturity of October 19, 2022.

On May 31, 2017, we closed on a $51.4 million construction loan for 100 Fellowship Drive, located in The Woodlands. The loan bears interest at one-month LIBOR plus 1.50% with a maturity of May 31, 2022.

NOTE 10 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to interest rate risk related to our variable interest rate debt, and we manage this risk by utilizing interest rate derivatives. To add stability to interest costs by reducing our exposure to interest rate movements, we use interest rate swaps, forward-starting swaps, and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Forward-starting interest rate swaps were designated as cash flow hedges of the variability of anticipated future fixed-rate debt issuance for long-term financing needs at our Downtown Summerlin property. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up‑front premium. Our interest rate caps are not currently designated as hedges, and therefore, any gain or loss is recognized in current period earnings. These derivatives are recorded on a gross basis at fair value.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2017 and 2016 the ineffective portion recorded was insignificant.

Assessments of hedge effectiveness are performed quarterly using regression analysis and the measurement of hedge ineffectiveness is based on the hypothetical derivative method. We are exposed to credit risk in the event of non-performance by our derivative counterparties. We evaluate counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, we enter into agreements with counterparties we consider credit-worthy, such as large financial institutions with favorable credit ratings. As of September 30, 2017 and 2016, there were no termination events or events of default related to the interest rate swaps.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following table summarizes details related to our derivative contracts:

				Fixed			Fair Value Asset (Liability)
			Notional	Interest	Effective	Maturity	September 30,	December 31,
(In thousands)		Balance Sheet Location	Amount	Rate	Date	Date	2017	2016
Currently-paying contracts:
Interest Rate Swap	(a)	Accounts payable and accrued expenses	$19,870	2.96%	5/10/2011	10/31/2019	$(427)	$(740)
Interest Rate Swap	(a)	Prepaid expenses and other assets, net	40,000	1.66	5/6/2015	5/1/2020	30	(143)
Interest Rate Swap	(a)	Prepaid expenses and other assets, net	119,359	1.14	10/3/2016	9/12/2021	3,069	3,368
Interest Rate Cap	(b)	Accounts payable and accrued expenses	75,000	5.00	9/1/2017	8/31/2019	—	—
Interest Rate Cap	(c)	Prepaid expenses and other assets, net	230,000	2.50	12/22/2016	12/23/2019	145	768
Forward-starting contracts:
Interest Rate Swap	(a)	Accounts payable and accrued expenses	50,000	2.65	12/31/2017	12/31/2027	(1,452)	(610)
Interest Rate Swap	(a)	Accounts payable and accrued expenses	100,000	2.68	12/31/2017	12/31/2027	(3,165)	(1,479)
Interest Rate Swap	(a)	Accounts payable and accrued expenses	100,000	2.62	12/31/2017	12/31/2027	(2,698)	(1,015)
Total fair value derivative assets							$3,244	$4,136
Total fair value derivative liabilities							$(7,742)	$(3,987)

(a)	Denotes derivatives designated as hedging instruments.
(b)

As of December 31, 2016, our $100.0 million interest rate cap with a 5.00% interest rate and an August 31, 2017 maturity date was in place and matured as scheduled. A new interest rate cap was entered into as detailed above and is not currently designated as a hedging instrument. Interest (income) expense included in the condensed consolidated statement of operations for the three months ended September 30, 2017 related to this contract is not material.

(c)

Denotes derivative contract that could not be designated as a hedging instrument as of September 30, 2017 as this cap hedges debt that is not yet drawn. Interest (income) expense of $(0.1) million is included in the condensed consolidated statement of operations for the three months ended September 30, 2017, related to this contract. Interest (income) expense of $(0.6) million is included in the condensed consolidated statement of operations for the nine months ended September 30, 2017, related to this contract.

The tables below present the effect of our derivative financial instrument on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016:

	Amount of Loss Recognized		Amount of Loss Recognized
	in AOCI on Derivative		in AOCI on Derivative
	(Effective Portion)		(Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2017	2016
Interest rate swaps	$(7)	$(203)	$(272)	$(1,409)
Forward-Starting Swaps	—	344	(2,316)	(14,566)
	$(7)	$141	$(2,588)	$(15,975)

	Amount of Loss Reclassified from		Amount of Loss Reclassified from
	AOCI into Operations		AOCI into Operations
	(Effective Portion)		(Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Loss Reclassified from AOCI into Operations	2017	2016	2017	2016
Interest expense	$(68)	$(356)	$(399)	$(1,099)

NOTE 11 INCOME TAXES

We have significant permanent differences, primarily from warrant liability gains and losses, stock compensation deductions and changes in valuation allowances that cause our effective tax rate to deviate from statutory rates. The effective tax rates, based upon actual operating results, were 35.8% and 62.3% for the three and nine months ended September 30, 2017, respectively, compared to 56.0% and 39.1% for the three and nine months ended September 30, 2016, respectively. The changes in the tax rates were primarily attributable to changes in the warrant liability, valuation allowance related to our deferred tax assets, stock compensation deduction and other items which are permanent differences for tax purposes.

The increase in deferred tax liabilities between December 31, 2016 and September 30, 2017 is due primarily to the

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

utilization of federal tax assets to offset income before taxes exclusive of the warrant liability loss.

NOTE 12 STOCK BASED PLANS

Our stock based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in our Annual Report.

Stock Options

The following table summarizes our stock option plan activity for the nine months ended September 30, 2017:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at December 31, 2016	1,176,640	$78.87
Granted	54,000	119.18
Exercised	(357,247)	58.45
Forfeited	(47,000)	104.82
Expired	(1,000)	57.77
Stock Options outstanding at September 30, 2017	825,393	88.89

Compensation costs related to stock options were $0.6 million and $1.6 million for the three and nine months ended September 30, 2017, respectively, of which $0.2 million and $0.4 million of costs were capitalized to development projects during the same periods.  Compensation costs related to stock options were $1.2 million and $3.5 million for the three and nine months ended September 30, 2016, respectively, of which $0.3 million and $1.1 million were capitalized to development projects during the same periods.

Restricted Stock

The following table summarizes restricted stock activity for the nine months ended September 30, 2017:

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 31, 2016	289,112	$88.88
Granted	124,621	87.11
Vested	(23,629)	84.20
Forfeited	(31,370)	85.56
Restricted stock outstanding at September 30, 2017	358,734	88.86

Compensation expense related to restricted stock awards were $1.2 million and $4.1 million for the three and nine months ended September 30, 2017, respectively, of which $(0.3) million related to forfeitures and $0.2 million were capitalized to development projects during the same periods. Compensation costs related to restricted stock awards was $1.2 million and $4.4 million for the three and nine months ended September 30, 2016, respectively, of which $0.3 million and $0.9 million were capitalized to development projects during the same periods.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 13 OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of Prepaid expenses and other assets:

	September 30,	December 31,
(In thousands)	2017	2016
Condominium deposits	$320,097	$193,197
Condominium receivables (a)	213,158	210,219
Special Improvement District receivable	55,841	61,603
Straight-line rent	36,365	31,518
In-place leases	11,209	16,015
Below-market ground leases	18,732	18,986
Above-market tenant leases	1,786	2,457
Equipment, net of accumulated depreciation of $6.5 million and $4.9 million, respectively	17,364	17,556
Security and escrow deposits	48,277	61,304
Tenant incentives and other receivables	8,976	8,773
Prepaid expenses	13,197	11,177
Federal income tax receivable	8,513	15,763
Intangibles	35,368	4,046
Interest rate swap derivative assets	3,244	—
Other	3,892	13,902
	$796,019	$666,516

(a)

We expect $140.5 million of the Condominium receivables outstanding at September 30, 2017 to be collected in 2017 upon closing Anaha and the remaining contracted units at Waiea. Of the remaining, $71.4 million related to Ae`o will be collected in 2018, and $1.3 million relating to Ke Kilohana will be collected in 2019.

The $129.5 million net increase primarily relates to the following increases: a $126.9 million increase in condominium deposits recorded with respect to sales at Anaha, Ae`o and Ke Kilohana; a $31.3 million increase in intangibles primarily due to our acquisition of our partner’s 50.0% interest in the Las Vegas 51s; $4.8 million increase in straight-line rent due to additional Operating Assets placed in service during the year; $3.2 million increase in derivative asset; a $2.9 million increase in condominium receivables recorded with respect to sales recognized on a percentage of completion basis and $2.4 million in other increases related to prepaid expenses and tenant incentives and other receivables due to various tenant activities.

These increases were partially offset by the following decreases: a $13.0 million decrease in security and escrow deposits due primarily to the utilization of escrowed sales proceeds to fund remaining construction costs at Waiea; a $10.0 million decrease in Other assets primarily relating to third party reimbursements received for improvements made on the Merriweather Post Pavilion in 2016; a $7.3 million decrease in federal income tax receivable due to the receipt of an IRS tax refund; a $5.8 million decrease in Special Improvement District receivables due to reimbursements received related to our Summerlin MPC; a $4.8 million decrease in in-place leases and $1.1 million in other decreases related to Below-market ground leases, Above-market tenant leases and Equipment, net.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses:

	September 30,	December 31,
(In thousands)	2017	2016
Construction payables	$183,585	$207,917
Condominium deposit liabilities	64,457	117,015
Deferred income	49,053	85,158
Accounts payable and accrued expenses	33,466	33,050
Tenant and other deposits	19,506	28,559
Accrued interest	8,256	16,897
Accrued payroll and other employee liabilities	26,685	36,937
Accrued real estate taxes	21,525	16,726
Interest rate swaps	7,742	(149)
Straight-line ground rent liability	14,493	13,126
Above-market ground leases	587	1,762
Other	33,498	15,012
	$462,853	$572,010

The $109.2 million net decrease in total accounts payable and accrued expenses primarily relates to the following decreases: $52.6 million in condominium deposit liabilities for the towers under construction at Ward Village as the projects move toward completion; $36.1 million in deferred income recognized in conjunction with revenue previously deferred at our Summerlin and Bridgeland MPCs; $24.3 million in construction payables; $10.3 million in accrued payroll and other employee liabilities due to payment in both the first quarters of annual incentive bonuses for 2016 and 2015, respectively; $9.1 million in tenant and other deposits due primarily to amortization of a tenant’s prepaid rent; $8.6 million in accrued interest due to lower interest accrual activity relating to the issuance of the 2025 Notes at a lower rate than the 6.875% senior notes and $1.2 million in other decreases related to above-market ground leases.

These decreases are partially offset by an increase of $18.5 million in other liabilities; an increase of $7.9 million in interest rate swaps liability primarily due to a decrease in fair value of the forward-starting swaps; a $4.8 million increase in accrued real estate taxes due to timing of payments; and $1.8 million in other increases related to accounts payable and accrued expenses and straight-line ground rent liability.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)

The following tables summarize changes in Accumulated Other Comprehensive Income (Loss) by component, all of which are presented net of tax:

	For the Three Months Ended September 30,
(In thousands)	2017	2016
Balance as of June 30	$(9,157)	$(24,152)
Other comprehensive income (loss) before reclassifications	72	(22)
Loss reclassified from accumulated other comprehensive loss to net income (loss)	68	356
Net current-period other comprehensive income (loss)	140	334
Balance as of September 30	$(9,017)	$(23,818)

	For the Nine Months Ended September 30,
(In thousands)	2017	2016
Balance as of January 1	$(6,786)	$(7,889)
Other comprehensive loss before reclassifications	(2,630)	(17,028)
Loss reclassified from accumulated other comprehensive loss to net income (loss)	399	1,099
Net current-period other comprehensive loss	(2,231)	(15,929)
Balance as of September 30	$(9,017)	$(23,818)

The following tables summarize the amounts reclassified out of AOCI:

		Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) Components	Affected line items in the	For the Three Months Ended
(In thousands)	Statements of Operations	September 30, 2017	September 30, 2016
Losses on cash flow hedges	Interest expense	$108	$558
Interest rate swap contracts	Provision for income taxes	(40)	(202)
Total reclassifications of loss (income) for the period	Net of tax	$68	$356

		Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) Components	Affected line items in the	For the Nine Months Ended
(In thousands)	Statements of Operations	September 30, 2017	September 30, 2016
Losses on cash flow hedges	Interest expense	$636	$1,752
Interest rate swap contracts	Provision for income taxes	(237)	(653)
Total reclassifications for the period	Net of tax	$399	$1,099

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

We had outstanding letters of credit totaling $13.8 million and $6.5 million and surety bonds totaling $95.0 million and $112.4 million as of September 30, 2017 and December 31, 2016, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The assets included in each segment as of September 30, 2017, are contained as follows:

Master Planned			Strategic
Communities	Operating Assets		Developments

	Retail	Office	Under Construction
• Bridgeland	▪ Columbia Regional Building	▪ 10-70 Columbia Corporate Center	▪ Ae`o
• Maryland	▪ Cottonwood Square	▪ Columbia Office Properties	▪ Anaha
• Summerlin	▪ Creekside Village Green	▪ One Hughes Landing	▪ Aristocrat
• The Woodlands	▪ Downtown Summerlin	▪ Two Hughes Landing	▪ Creekside Park Apartments
• The Woodlands Hills	▪ Hughes Landing Retail	▪ Three Hughes Landing (b)	▪ 100 Fellowship Drive
	▪ 1701 Lake Robbins	▪ 1725-35 Hughes Landing Boulevard	▪ Ke Kilohana
Other	▪ Lakeland Village Center at Bridgeland (b)	▪ 2201 Lake Woodlands Drive	▪ Two Merriweather
• The Summit (a)	▪ Outlet Collection at Riverwalk	▪ One Mall North	▪ Two Summerlin
	▪ South Street Seaport - Historic District / Uplands	▪ One Merriweather (d)	▪ m.flats/TEN.M (a)
	▪ Ward Village Retail	▪ 110 North Wacker	▪ 33 Peck Slip (a) (f)
	▪ 20/25 Waterway Avenue	▪ 9303 New Trails	▪ South Street Seaport - Pier 17 (f)
	▪ Waterway Garage Retail	▪ ONE Summerlin	▪ Waiea
▪ 3831 Technology Forest Drive
	Multi-family	▪ 3 Waterway Square	Other
	▪ Constellation (a) (b)	▪ 4 Waterway Square	▪ AllenTowne
	▪ Millennium Waterway Apartments	▪ 1400 Woodloch Forest	▪ American City Building
	▪ Millennium Six Pines Apartments (c)		▪ Bridges at Mint Hill
	▪ One Lakes Edge	Other	▪ Century Plaza Mall
	▪ 85 South Street	▪ HHC 242 Self-Storage (d)	▪ Circle T Ranch and Power Center (a)
	▪ The Metropolitan Downtown	▪ HHC 2978 Self-Storage (d)	▪ Cottonwood Mall
	Columbia (a)	▪ Las Vegas 51s (e)	▪ Downtown Summerlin Apartments
		▪ Kewalo Basin Harbor	▪ The Elk Grove Collection (g)
	Hospitality	▪ Stewart Title of Montgomery	▪ 80% Interest in Fashion
	▪ Embassy Suites at Hughes Landing	County, TX (a)	Show Air Rights
	▪ The Westin at The Woodlands (b)	▪ Summerlin Hospital Medical	▪ Kendall Town Center
	▪ The Woodlands Resort &	Center (a)	▪ Lake Woodlands Crossing Retail Center
	Conference Center	▪ The Woodlands Parking Garages	▪ Landmark Mall (f)
		▪ 2000 Woodlands Parkway	▪ Maui Ranch Land
		▪ Woodlands Sarofim #1 (a)	▪ Merriweather Apartments
▪ South Street Seaport - Tin Building
▪ Three Merriweather
▪ West Windsor

(a)	A non-consolidated investment. Refer to Note 8 – Real Estate and Other Affiliates in our Condensed Consolidated Financial Statements.
(b)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2016.
(c)	Asset was held as a joint venture until our acquisition of our partner’s 18.57% interest on July 20, 2016.
(d)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2017.
(e)	Asset was held as a joint venture until our acquisition of our partner’s 50% interest on March 1, 2017.
(f)	Asset is in redevelopment and moved from the Operating Assets segment to the Strategic Developments segment during 2017.
(g)	Formerly known as The Outlet Collection at Elk Grove.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Segment operating results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Master Planned Communities
Land sales	$54,906	$44,128	$177,531	$147,168
Builder price participation	5,472	4,483	14,613	15,631
Minimum rents	—	95	(8)	376
Other land revenues	4,551	4,043	19,575	12,195
Other rental and property revenues	—	13	—	33
Total revenues	64,929	52,762	211,711	175,403

Cost of sales – land	29,043	21,432	88,288	66,128
Land sales operations	8,180	10,674	24,881	30,454
Provision for doubtful accounts	—	—	2	—
Depreciation and amortization	76	72	247	236
Interest income	8	(5)	(1)	(26)
Interest expense (*)	(6,363)	(5,248)	(17,901)	(15,591)
Equity in (earnings) loss in Real Estate and Other Affiliates	(6,480)	(13,700)	(21,552)	(22,574)
Total expenses	24,464	13,225	73,964	58,627
MPC segment EBT	40,465	39,537	137,747	116,776

Operating Assets
Minimum rents	44,579	44,736	135,564	127,663
Tenant recoveries	11,491	11,652	34,257	33,089
Hospitality revenues	17,776	14,088	57,190	46,126
Other rental and property revenues	5,687	3,471	16,487	10,974
Total revenues	79,533	73,947	243,498	217,852

Other property operating costs	17,473	15,611	51,041	43,524
Rental property real estate taxes	7,098	6,406	19,975	19,257
Rental property maintenance costs	3,288	3,247	9,601	8,893
Hospitality operating costs	13,525	12,662	41,534	37,379
Provision for doubtful accounts	453	1,940	1,728	4,566
Demolition costs	34	—	162	—
Provision for impairment	—	35,734	—	35,734
Development-related marketing costs	1,067	457	2,317	902
Depreciation and amortization	33,885	20,732	88,918	64,546
Other income, net	249	(11)	265	(3,126)
Interest income	3	(3)	—	(19)
Interest expense (*)	15,937	12,905	46,004	36,987
Equity in (earnings) loss in Real Estate and Other Affiliates	(317)	210	(3,739)	(2,616)
Total expenses	92,695	109,890	257,806	246,027
Operating Assets segment EBT	(13,162)	(35,943)	(14,308)	(28,175)

Strategic Developments
Minimum rents	75	79	497	216
Tenant recoveries	95	5	370	19
Condominium rights and unit sales	113,852	115,407	342,208	362,613
Other land revenues	10	10	31	30
Other rental and property revenues	242	54	822	328
Total revenues	114,274	115,555	343,928	363,206

Condominium rights and unit cost of sales	86,531	83,218	253,209	237,759
Other property operating costs	3,881	924	9,112	3,989
Rental property real estate taxes	580	627	1,790	1,853
Rental property maintenance costs	92	85	415	324
Provision for doubtful accounts	(5)	—	(2)	63
Demolition costs	141	256	141	1,218
Development-related marketing costs	4,799	4,259	12,470	14,684
Depreciation and amortization	18	659	1,177	1,978
Other income, net	(122)	(298)	(137)	(542)
Interest income	(30)	(140)	(124)	(271)
Interest expense (*)	(6,953)	(4,866)	(18,197)	(12,710)
Equity in (earnings) loss in Real Estate and Other Affiliates	(670)	(3)	(530)	(10,510)
Gains on sales of properties	(237)	(70)	(32,452)	(140,549)
Total expenses	88,025	84,651	226,872	97,286
Strategic Developments segment EBT	26,249	30,904	117,056	265,920
Total consolidated segment EBT	$53,552	$34,498	$240,495	$354,521

(*) Negative interest expense amounts are due to interest capitalized in our Master Planned Communities and Strategic Developments segments related to Operating Assets segment debt and the Senior Notes.

THE HOWARD HUGHES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The following reconciles EBT to income before taxes:

Reconciliation of EBT to income before taxes	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
MPC segment EBT	$40,465	$39,537	$137,747	$116,776
Operating Assets segment EBT	(13,162)	(35,943)	(14,308)	(28,175)
Strategic Developments segment EBT	26,249	30,904	117,056	265,920
Total consolidated segment EBT	53,552	34,498	240,495	354,521
Corporate and other items:
General and administrative	(22,362)	(21,128)	(63,423)	(61,505)
Corporate interest expense, net	(12,875)	(13,263)	(36,595)	(39,358)
Warrant liability loss	—	(7,300)	(43,443)	(21,630)
Gain on acquisition of joint venture partner's interest	—	27,087	5,490	27,087
Loss on redemption of senior notes due 2021	—	—	(46,410)	—
Corporate other (expense) income, net	(33)	123	878	6,190
Corporate depreciation and amortization	(1,920)	(1,859)	(5,851)	(4,486)
Total Corporate and other items	(37,190)	(16,340)	(189,354)	(93,702)
Income before taxes	$16,362	$18,158	$51,141	$260,819

The following reconciles segment revenues to consolidated revenues:

Reconciliation of Segment Basis Revenues to Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Master Planned Communities	$64,929	$52,762	$211,711	$175,403
Operating Assets	79,533	73,947	243,498	217,852
Strategic Developments	114,274	115,555	343,928	363,206
Total revenues	$258,736	$242,264	$799,137	$756,461

The assets by segment and the reconciliation of total segment assets to the total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	September 30,	December 31,
(In thousands)	2017	2016
Master Planned Communities	$2,054,621	$1,982,639
Operating Assets	2,450,306	2,344,949
Strategic Developments	1,708,327	1,451,460
Total segment assets	6,213,254	5,779,048
Corporate and other	510,442	588,334
Total assets	$6,723,696	$6,367,382

The increase in the Operating Assets segment asset balance as of September 30, 2017 compared to December 31, 2016 is primarily due to placing One Merriweather, HHC 242 and HHC 2978 Self-Storage in service as well as the acquisition of our joint venture partner’s 50% interest in the Las Vegas 51s. These increases were partially offset by the transfer of Landmark Mall and our investment in 33 Peck Slip to Strategic Developments in January 2017.

The increase in the Strategic Developments segment asset balance as of September 30, 2017 compared to December 31, 2016 is primarily due to the transfers of Landmark Mall and 33 Peck Slip into the segment and increased development expenditures primarily at South Street Seaport and our Ward condominium projects under construction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report and in the Company’s Form 10-K for the year ended December 31, 2016 (the “Annual Report”). All references to numbered Notes are to specific notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Forward-looking information

We may make forward-looking statements in this Quarterly Report and in other reports and presentations that we file or furnish with the SEC. In addition, our management may make forward-looking statements orally to analysts, investors, creditors, the media and others.

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

Forward-looking statements include:

•	budgeted costs, future lot sales and estimates and projections of Net Operating Income (“NOI”) and Earnings Before Taxes (“EBT”);
•	forecasts of our future economic performance;
•	expected capital required for our operations and development opportunities at our properties;
•	expected performance of our MPC segment and other current income producing properties;
•	expected commencement and completion for property developments and timing of sales or rentals of certain properties;
•	estimates of our future liquidity, development opportunities, development spending and management plans; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

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

EBT, as it relates to each business segment, represents the revenues less expenses of each segment, including interest income, interest expense, and equity in earnings of real estate and other affiliates. EBT excludes corporate expenses and other items that are not allocable to the segments. See discussion herein at Corporate and other items for further details. For our Operating Assets, we also provide a measure of Adjusted Operating Assets EBT, which additionally excludes depreciation and amortization, development-related demolition and marketing costs and provision for impairment relating to the Operating Assets segment. We present EBT for each segment and Adjusted Operating Assets EBT for the Operating Assets segment because we use these measures, among others, internally to assess the core operating performance of our assets. We also present these measures because we believe certain investors use them as a measure of our Company’s historical operating performance and our ability to service existing debt and incur new debt. We believe that the inclusion of certain adjustments to net income to calculate EBT and the exclusion of other non-operating items from EBT to calculate Adjusted Operating Assets EBT is appropriate to provide additional information to investors. A reconciliation of EBT to consolidated net income as computed in accordance with GAAP has been presented in Note 16 – Segments. A reconciliation of Adjusted Operating Assets EBT to Operating Assets EBT is included in the Operating Assets discussion.

EBT and Adjusted Operating Assets EBT should not be considered as alternatives to GAAP net income attributable to common stockholders or GAAP net income, as they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. EBT and Adjusted Operating Assets EBT do not include the following in our calculations:

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

Results of Operations

Our revenues are primarily derived from the sale of superpads and individual lots at our master planned communities to homebuilders, rents from tenants at our commercial and residential operating properties, room and other revenue and conference services at our hospitality properties, recoveries of operating expenses, the sale of condominium units and the opportunistic sale of non-core assets.

The following table reflects our results of operations for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	Change	2017	2016	Change
Revenues
MPC segment revenues	$64,929	$52,762	$12,167	$211,711	$175,403	$36,308
Operating Assets segment revenues	79,533	73,947	5,586	243,498	217,852	25,646
Strategic Developments segment revenues	114,274	115,555	(1,281)	343,928	363,206	(19,278)
Total revenues	$258,736	$242,264	$16,472	$799,137	$756,461	$42,676

MPC segment EBT	$40,465	$39,537	$928	$137,747	$116,776	$20,971
Operating Assets segment EBT	(13,162)	(35,943)	22,781	(14,308)	(28,175)	13,867
Strategic Developments segment EBT	26,249	30,904	(4,655)	117,056	265,920	(148,864)
Corporate and other items	(37,190)	(16,340)	(20,850)	(189,354)	(93,702)	(95,652)
Income before taxes	16,362	18,158	(1,796)	51,141	260,819	(209,678)
Provision for income taxes	(5,846)	(10,162)	4,316	(31,846)	(102,088)	70,242
Net income	10,516	7,996	2,520	19,295	158,731	(139,436)
Net income attributable to noncontrolling interests	(12)	(23)	11	(12)	(23)	11
Net income attributable to common stockholders	$10,504	$7,973	$2,531	$19,283	$158,708	$(139,425)

Diluted income per share	$0.24	$0.19	$0.05	$0.45	$3.72	$(3.27)

Total revenues for the three and nine months ended September 30, 2017 increased as compared to the same period in 2016 due to higher revenues in our MPC and Operating segments. The MPC segment revenue increases for the three months ended September 30, 2017 are primarily due to increased residential land sales at Bridgeland and at Summerlin. For the nine months ended September 30, 2017, the increase is due to higher residential land sales at all MPCs as well as a $6.4 million easement sale at Bridgeland. Operating Assets segment revenue increased for the three and nine month periods ended September 30, 2017 as compared to the 2016 periods primarily due to the acquisition and consolidation of our partner’s 50.0% interest in the Las Vegas 51s baseball team and our partner’s 18.57% interest in Millennium Six Pines apartments and due to the continued stabilization of office, multi-family and hospitality properties, offset by revenue declines at certain properties in preparation for redevelopment.  Strategic Developments segment revenue decreased for the three and nine months ended September 30, 2017 primarily due to decreased revenue recognized on a percentage of completion basis at Waiea, which is nearing completion, as compared to the 2016 prior periods, offset by increased revenue at the Ae`o and Ke Kilohana condominium projects.

Total consolidated segment EBT for the three months ended September 30, 2017 increased as compared to the same period in 2016 primarily due to higher revenues related to MPC land sales at Bridgeland and Summerlin, higher total Operating Assets segment revenues, and a  non-recurring $35.7 million impairment for Park West in 2016, offset by an increase in depreciation in our Operating Assets segment as properties prepare for redevelopment and a slight decline in condominium revenues recorded on a percentage of completion basis.  Total consolidated segment EBT for the nine months ended September 30, 2017 decreased as compared to the same period in 2016 primarily due to the $140.5 million non-recurring gain on sale of 80 South Street Assemblage in March 2016, a $20.4 million decline in condominium rights and unit sales recorded on a percentage of completion basis, and a $10.5 million decline in Equity in Earnings from Real Estate and Other Affiliates due to a sale of land by our Circle T Ranch joint venture in the second quarter of 2016, offset by higher revenues related to MPC land sales at all MPCs,  the $32.2 million gain on sale of Elk Grove in the first quarter of 2017 and a  non-recurring $35.7 million impairment for Park West in 2016.

Net expenses for Corporate and other items increased for the three months ended September 30, 2017 as compared to the same period in 2016 primarily due to the $27.1 million Gain on acquisition of our joint venture partner’s interest in 2016 which did not recur offset by a $7.3 million decrease in Warrant liability loss due to the settlement of outstanding warrant liabilities. Net expenses related to Corporate and other items increased for the nine months ended September 30, 2017 as compared to the same period in 2016 primarily due to a $21.8 million increase in the Warrant liability loss, a Loss on redemption of senior notes due 2021 of $46.4 million, and decline of $21.6 million in Gains on acquisitions. Please refer to the Corporate and other items section elsewhere in this Quarterly Report for additional discussion regarding the accounts comprising this line item.

The decrease in the provision for income taxes for the three months ended September 30, 2017 as compared to the same period in 2016 is attributable to permanent differences discussed further below, primarily a warrant liability loss of $7.3 million in the three month period ended September 30, 2016. The decrease in the provision for income taxes for the nine months ended September 30, 2017 as compared to the same period in 2016 is due to a decrease in income before tax of $209.7 million, arising primarily from the $140.5 million gain on sale of 80 South Street in 2016 as compared to the $32.2 million gain on sale of Elk Grove in the first quarter of 2017, and a $46.4 million Loss on redemption of senior notes due 2021 in 2017.

We have significant permanent differences for tax purposes, primarily from warrant liability losses, and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rates, based upon actual operating results, were 35.8% and 62.3% for the three and nine months ended September 30, 2017, respectively, compared to 56.0% and 39.1% for the three and nine months ended September 30, 2016, respectively. The change in the effective tax rate from 2017 to 2016 was primarily attributable to the changes in the warrant liability, valuation allowance related to our deferred tax asset, stock compensation expense deduction and other items which are permanent differences for tax purposes. If changes in the warrant liability, valuation allowance, stock compensation deduction and other material discrete adjustments to deferred tax liabilities were excluded from the effective tax rate computation, the effective tax rates would have been 27.6% and 36.8% for the three and nine months ended September 30, 2017, respectively, compared to 42.6% and 37.4% for three and nine months ended September 30, 2016, respectively.

The increase in Net income attributable to common stockholders for the three months ended September 30, 2017 as compared to the same period in 2016 is primarily due to improvement in EBT in our Operating Assets and Strategic Developments segments, offset by gains which did not recur.

The decrease in Net income attributable to common stockholders for the nine months ended September 30, 2017 as compared to the same period in 2016 is primarily due to a decrease in EBT in our Strategic Developments segment and 2017 losses included in Corporate and other items as discussed above, offset by an increase in EBT in our MPC and Operating Assets segments.

Please refer to the individual segment operations sections that follow for explanations of the results of each of our segments for the three and nine months ended September 30, 2017 and 2016.

Master Planned Communities

Master Planned Communities Revenues and Expenses (*)

For the three months ended September 30, 2017 and 2016

	Bridgeland		Maryland Communities				Summerlin		The Woodlands		The Woodlands Hills		Total MPC
($ in thousands)	2017	2016	2017		2016		2017	2016	2017	2016	2017	2016	2017	2016
Land sales (a)	$8,692	$7,209	$—		$—		$38,721	$26,337	$7,493	$10,582	$—	$—	$54,906	$44,128
Builder price participation (b)	49	160	—		—		5,298	4,221	125	102	—	—	5,472	4,483
Minimum rents	—	—	—		—		—	95	—	—	—	—	—	95
Other land revenues	162	97	413		413		2,231	1,973	1,738	1,554	7	6	4,551	4,043
Other rental and property revenue	—	—	—		—		—	17	—	—	—	(4)	—	13
Total revenues	8,903	7,466	413		413		46,250	32,643	9,356	12,238	7	2	64,929	52,762

Cost of sales - land	2,834	2,255	—		—		22,487	13,558	3,722	5,619	—	—	29,043	21,432
Land sales operations	1,785	1,784	703		643		570	2,742	4,859	5,395	263	110	8,180	10,674
Provision for doubtful accounts	—	—	—		—		—	—	—	—	—	—	—	—
Depreciation and amortization	19	23	1		3		26	16	30	30	—	—	76	72
Total expenses	4,638	4,062	704		646		23,083	16,316	8,611	11,044	263	110	37,299	32,178

Operating income	4,265	3,404	(291)		(233)		23,167	16,327	745	1,194	(256)	(108)	27,630	20,584
Interest (income) expense, net (c)	(2,698)	(2,367)	—		2		(4,616)	(3,981)	1,092	1,241	(133)	(148)	(6,355)	(5,253)
Equity in (earnings) loss in Real Estate and Other Affiliates (d)	—	—	—		—		(6,480)	(13,700)	—	—	—	—	(6,480)	(13,700)
MPC segment EBT*	$6,963	$5,771	$(291)	(e)	$(235)	(e)	$34,263	$34,008	$(347)	$(47)	$(123)	$40	$40,465	$39,537

(GAAP Basis) Residential Gross Margin %	66.1%	67.5%	NM		NM		41.9%	48.5%	50.3%	46.9%	NM	NM	46.1%	50.2%
(GAAP Basis) Commercial Gross Margin %	71.0%	71.0%	NM		NM		43.2%	55.5%	NM	NM	NM	NM	68.8%	70.1%

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

(d) Equity in earnings in Real Estate and Other Affiliates is our share of earnings in The Summit joint venture which commenced lot sales in the second quarter of 2016.

(e) The negative MPC segment EBT in Maryland is due to our continuing to incur certain costs such as real estate taxes and administrative expenses even though we have not had any land sales in the three months ended September 2017 or 2016.

NM – Not Meaningful

Master Planned Communities Revenues and Expenses (*)

For the nine months ended September 30, 2017 and 2016

	Bridgeland		Maryland Communities				Summerlin		The Woodlands		The Woodlands Hills		Total MPC
($ in thousands, except %)	2017	2016	2017		2016		2017	2016	2017	2016	2017	2016	2017	2016
Land sales (a)	$30,444	$15,991	$500		$—		$119,334	$106,341	$27,253	$24,836	$—	$—	$177,531	$147,168
Builder price participation (b)	296	595	—		—		13,660	13,535	657	1,501	—	—	14,613	15,631
Minimum rents	—	—	—		—		(8)	376	—	—	—	—	(8)	376
Other land revenues	6,840	206	445		416		6,969	7,396	5,299	4,166	22	11	19,575	12,195
Other rental and property revenue (c)	—	—	—		—		—	33	—	—	—	—	—	33
Total revenues	37,580	16,792	945		416		139,955	127,681	33,209	30,503	22	11	211,711	175,403

Cost of sales - land	9,797	5,234	219		—		65,517	49,603	12,755	11,291	—	—	88,288	66,128
Land sales operations	5,152	4,533	1,287		1,086		6,580	8,216	11,286	16,364	576	255	24,881	30,454
Provision for doubtful accounts	—	—	—		—		2	—	—	—	—	—	2	—
Depreciation and amortization	79	70	6		13		72	63	90	90	—	—	247	236
Total expenses	15,028	9,837	1,512		1,099		72,171	57,882	24,131	27,745	576	255	113,418	96,818

Operating income	22,552	6,955	(567)		(683)		67,784	69,799	9,078	2,758	(554)	(244)	98,293	78,585
Interest (income) expense, net (d)	(7,670)	(7,053)	3		(5)		(12,863)	(12,437)	3,044	4,307	(416)	(429)	(17,902)	(15,617)
Equity in (earnings) loss in Real Estate and Other Affiliates (e)	—	—	—		—		(21,552)	(22,574)	—	—	—	—	(21,552)	(22,574)
MPC segment EBT*	$30,222	$14,008	$(570)	(f)	$(678)	(f)	$102,199	$104,810	$6,034	$(1,549)	$(138)	$185	$137,747	$116,776

(GAAP Basis) Residential Gross Margin %	66.8%	66.6%	NM		NM		45.1%	53.3%	49.5%	50.5%	NM	NM	48.7%	54.3%
(GAAP Basis) Commercial Gross Margin %	71.1%	71.0%	56.2%		NM		44.9%	58.1%	76.3%	60.2%	NM	NM	71.4%	61.8%

(*) For a reconciliation of MPC segment EBT to consolidated income before taxes, refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.

(a) Land sales includes deferred revenue from land sales closed in a previous period which met criteria for recognition in the current period.

(b) Builder price participation revenue is based on an agreed-upon percentage of the sales price of homes closed relative to the base lot price which was paid by the homebuilders to us. This revenue fluctuates based upon the number of homes closed that qualify for builder price participation payments

(c) For the nine months ended September 30, 2017, Other land sales revenues includes the sale of a utility easement at our Bridgeland community recorded in the first quarter of 2017 for $10.1 million less related costs of $3.7 million.

(d) Interest expense, net reflects the amount of interest that is capitalized at the project level. Negative interest expense amounts relate to interest capitalized relating to debt assigned to our Operating Assets segment and corporate debt.

(e) Equity in earnings in Real Estate and Other Affiliates is our share of earnings in The Summit joint venture which commenced lot sales in the second quarter of 2016.

(f) The negative MPC segment EBT in Maryland is due to our continuing to incur certain costs such as real estate taxes and administrative expenses even though we have had only minimal land sales in the nine months ended September 2017 and zero in 2016.

NM – Not Meaningful

MPC revenues vary between periods based on economic conditions and several factors primarily, but not limited to, location, availability of land for sale, development density and residential or commercial use. Gross margin for each MPC may vary from period to period based on the locations of the land sold and the related costs associated with developing the land sold. Reported results may differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized project costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition and development costs reduced by any previous impairment charges. Development expenditures are capitalized and generally not reflected in the Condensed Statements of Operations in the current period. Accordingly, Cost of sales – land includes both actual and estimated future costs allocated based upon relative sales value to the lots or land parcels in each of the villages and neighborhoods in our MPCs.

Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for our superpad sites and finished lots. Therefore, we use this statistic where relevant in our presentation of our MPC operating results throughout this Quarterly Report on the following pages. Net new home sales reflect home sales made by homebuilders, less cancellations. Cancellations generally occur when a home buyer signs a contract to purchase a home, but later fails to qualify for a home mortgage or is unable to provide an adequate down payment to complete the home sale.

Summary of Residential MPC Land Sales Closed for the Three Months Ended September 30,

	Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
($ in thousands)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Bridgeland
Single family - detached	$6,458	$4,687	17.5	12.2	80	69	$369	$384	$81	$68
$ Change	1,771		5.3		11		(15)		13
% Change	37.8%		43.4%		15.9%		(3.9%)		19.1%

Maryland Communities
No residential land sales	—	—	—	—	—	—	—	—	—	—

Summerlin
Residential
Superpad sites	29,945	15,000	56.8	30.9	321	75	527	485	93	200
Custom lots	1,570	1,525	0.9	0.8	2	2	1,744	1,906	785	763
Total	31,515	16,525	57.7	31.7	323	77	546	521	98	215
$ Change	14,990		26.0		246		25		(117)
% Change	90.7%		82.0%		319.5%		4.8%		(54.4%)

The Woodlands
Residential
Single family - detached	5,124	10,581	10.7	19.9	40	79	479	532	128	134
Single family - attached	2,370	—	0.4	—	8	—	5,925	—	296	—
Total	7,494	10,581	11.1	19.9	48	79	675	532	156	134
$ Change	(3,087)		(8.8)		(31)		143		22
% Change	(29.2%)		(44.2%)		(39.2%)		26.9%		16.4%

Total residential land sales closed in period (a)	$45,467	$31,793	86.3	63.8	451	225

(a)

Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Total land sales revenue for the three months ended September 30, 2017 and 2016.

Summary of Commercial MPC Land Sales Closed for the Three Months Ended September 30,

	Land Sales		Acres Sold		Price per acre
($ in thousands)	2017	2016	2017	2016	2017	2016
Bridgeland
No commercial land sales	$—	$—	—	—	$—	$—

Maryland Communities
Commercial
Medical	—	—	—	—	—	—
$ Change	—		—		—
% Change	NM		NM		NM

Summerlin
Commercial
Not-for-profit	—	—	—	—	—	—
$ Change	—		—		—
% Change	NM		NM		NM

The Woodlands
No commercial land sales	—	—	—	—	—	—

Total commercial land sales closed in period (a)	$—	$—	—	—

(a)

Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Total land sales revenue for the three months ended September 30, 2017 and 2016.

Summary of Residential MPC Land Sales Closed for the Nine Months Ended September 30,

	Land Sales		Acres Sold		Number of Lots/Units		Price per acre		Price per lot
($ in thousands)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Bridgeland
Single family - detached	$23,089	$13,557	60.4	36.2	299	201	$382	$375	$77	$67
$ Change	9,532		24.2		98		7		10
% Change	70.3%		66.9%		48.8%		1.9%		14.9%

Maryland Communities
No residential land sales	—	—	—	—	—	—	—	—	—	—

Summerlin
Residential
Superpad sites	80,770	81,987	144.6	201.1	815	943	559	408	99	87
Custom lots	5,945	4,170	2.5	2.4	7	7	2,378	1,738	849	596
Total	86,715	86,157	147.1	203.5	822	950	589	423	105	91
$ Change	558		(56.4)		(128)		166		14
% Change	0.6%		(27.7%)		(13.5%)		39.2%		15.4%

The Woodlands
Residential
Single family - detached	18,267	14,431	38.7	26.3	160	105	472	549	114	137
Single family - detached	5,187	—	0.8	—	18	—	6,484	—	288	—
Total	23,454	14,431	39.5	26.3	178	105	594	549	132	137
$ Change	9,023		13.2		73		45		(5)
% Change	62.5%		50.2%		69.5%		8.2%		(3.6%)

Total residential land sales closed in period (a)	$133,258	$114,145	247.0	266.0	1,299	1,256

(a)

Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Total land sales revenue for the nine months ended September 30, 2017 and 2016.

Summary of Commercial MPC Land Sales Closed for the Nine Months Ended September 30,

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

(a)

Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Total land sales revenue for the nine months ended September 30, 2017 and 2016.

Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue

The following table reconciles Total residential and commercial land sales closed in the three and nine months ended September 30, 2017 and 2016 to Total land sales revenue for the MPC segment for the three and nine months ended September 30, 2017 and 2016, respectively. Total net recognized (deferred) revenue includes revenues recognized in the current periods which related to sales closed in prior periods, offset by revenues deferred on sales closed in the current periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Total residential land sales closed in period	$45,467	$31,793	$133,258	$114,145
Total commercial land sales closed in period	—	—	4,299	10,753
Net recognized (deferred) revenue:
Bridgeland	2,234	2,523	7,356	2,435
Summerlin	3,166	7,649	22,333	13,941
Total net recognized (deferred) revenue	5,400	10,172	29,689	16,376
Special Improvement District revenue	4,039	2,163	10,285	5,894
Total land sales revenue	$54,906	$44,128	$177,531	$147,168

Houston

In August 2017, over  100,000 Houston-area homes were damaged or destroyed by Hurricane Harvey. With the exception of approximately 500 homes in The Woodlands, our Houston area MPCs generally escaped the flooding that impacted other Houston-area communities. We do not expect any negative impact on our ability to meet land development timelines or to adequately supply lots to meet demand at our communities in the near term as a result of Hurricane Harvey. We expect demand to increase due to the continued increases in home sales and construction starts in the greater Houston market, continued increase in manufacturing and service jobs and population growth. In addition, a large employer recently announced plans to relocate approximately 1,600 jobs to Spring, Texas, just south of The Woodlands, beginning in 2018. While reconstruction efforts in the region may increase construction costs in the near term, we do not anticipate an adverse impact on future home sales in the long term.

Our Houston area MPCs have proven to be resilient to the slowdown in the energy sector. Our strategy of expanding the offerings of lots priced for homes under $500,000 has resulted in an increase in the number of new home sales in The Woodlands and Bridgeland by  46.4% and 30.0%, respectively, for the nine months ended September 30, 2017 compared to the same period in 2016. The increased home sales have been a primary factor in driving continued homebuilder demand for lots in these Houston area communities.

Bridgeland

Land sales revenues totaled $8.7 million and $30.4 million for the three and nine months ended September 30, 2017, respectively, which was $1.5 million and $14.5 million, or 20.6% and 90.4% higher than the same periods in 2016 as a result of higher residential land sales and the recognition of revenues deferred in previous periods.

Residential land sales for the three and nine months ended September 30, 2017 were higher compared to the same period in 2016 due to increased demand from homebuilders. The Bridgeland submarket, in the mid-range of the residential market, continues to show improvement. For the three and nine months ended September 30, 2017, Bridgeland sold 17.5 and 60.4 residential acres, respectively, compared to 12.2 and 36.2 residential acres for the same periods in 2016. The average price per residential acre for single-family – detached product decreased for the three months ended September 30, 2017 compared to 2016 by 3.9%, and for the nine months ended September 30, 2017, the average price per acre sold increased 1.9% compared to the same period in 2016 as a result of the mix of lots sold in the respective periods.

There were 92 and 316 new home sales at Bridgeland for the three and nine months ended September 30, 2017, representing a 24.3% and 30.0% increase, respectively, compared to 74 and 243 new home sales for the same periods in 2016. For the three months ended September 30, 2017, the median price of new homes sold in Bridgeland increased 20.1% to $370,000 compared to $308,000 for the same period in 2016. The higher pricing is primarily due to the mix of homes sold. For the nine months ended September 30, 2017, the median price of new homes sold increased 5.9% to $343,000 compared to $324,000 for the same period in 2016. Residential land and home absorption rates at Bridgeland in 2017 have benefited from the offering of a wide variety of products at competitive prices. In addition, the Grand Parkway toll road, which opened in February 2016, provides greater connectivity between Bridgeland and major employment centers in Houston.

There were no commercial land sales in Bridgeland for the three and nine months ended September 30, 2017 or 2016.

As of September 30, 2017, Bridgeland had 294 residential lots under contract, of which 89 lots totaling 19.9 acres are scheduled to close in the fourth quarter of 2017 for $7.4 million.

The Woodlands

Land sales revenues totaled $7.5 million for the three months ended September 30, 2017, which was $3.1 million, or 29.2%  lower than the same period in 2016 primarily as a result of the timing of land sales. Land sales revenues totaled $27.3 million for the nine months ended September 30, 2017, which was $2.4 million, or 9.7%  higher than the same period in 2016 primarily as a result of a $9.0 million increase in residential land sales, offset by a $6.6 million decrease in commercial land sales.

For the three and nine months ended September 30, 2017, The Woodlands sold 11.1 and 39.5 residential acres, respectively, compared to 19.9 and 26.3 residential acres for the same periods in 2016, a decrease of 44.2% and an increase of 50.2%, respectively. The average price per residential acre increased to $675,000 and $594,000 compared to the three and nine month period average in 2016 of $532,000 and $549,000, or an increase of 26.9% and 8.2%, respectively, due primarily to the sale of single family-attached lots in the premium East Shore neighborhood. There were no commercial sales for the three months ended September 30, 2017 or 2016. The Woodlands sold 10.4 acres of commercial land at $365,000 per acre during the nine months ended September 30, 2017 compared to 4.3 acres at $2.4 million per acre for the same period in 2016. The commercial land sales for the nine months ended September 30, 2017 included a 9.1-acre site with a less desirable location, an irregular shape with no freeway frontage and limited access, resulting in a lower price per acre, in contrast to the commercial sales for the nine months ended September 30, 2016 which included a 3.1-acre site with freeway frontage that generated $2.7 million in revenue per acre.

There were 88 and 262 new home sales for the three and nine months ended September 30, 2017, respectively, representing a 41.9% and 46.4% increase compared to 62 and 179 new home sales for the same periods in 2016. The median new home price in The Woodlands was $450,000 and $552,000 for the three and nine months ended September 30, 2017, respectively, compared to a median new home price of $578,000 and $559,000 for the same periods in 2016. The decrease in median home prices reflects the absorption of homes priced in the mid-range of the residential market.

As of September 30, 2017, there were 307 residential lots under contract in The Woodlands, of which 71 lots totaling 16.9 acres are scheduled to close in the fourth quarter of 2017 for $11.6 million.

The Woodlands Hills

The City of Conroe approved our development plans for The Woodlands Hills in 2016, and land development is progressing in the first phase which will consist of 192 single-family detached lots of various sizes including a model home complex and a 17.5-acre amenity center/community park. We are negotiating lot sale contracts with homebuilders for lots in the first phase, with lot closings to commence in the fourth quarter of 2017. Benefiting from The Woodlands brand reputation and with moderately-priced homes, we believe The Woodlands Hills is well-positioned for home sales which will start in 2018.

Maryland

Our Columbia, Gateway, Emerson and Fairwood communities contain approximately 107 commercial acres remaining to be developed. Commercial land sales for the three and nine months ended September 30, 2017, related to one acre sold for

$500,000 for a proposed medical office building site. There were no commercial land sales for the three and nine months ended September 30, 2016. All of the residential inventory was sold out in prior years.

Summerlin

Land sales revenues totaled $38.7 million for the three months ended September 30, 2017, which was $12.4 million, or 47.0%  higher than the same period in 2016. The land sales revenues for the three months ended September 30, 2017 included $3.2 million of land sales closed and deferred in previous periods which met criteria for recognition in the current period, as compared to a net $7.6 million of deferred land sales recognized in the same period in 2016. Land sales revenues totaled $119.3 million for the nine months ended September 30, 2017, which was $13.0 million, or 12.2% higher than the same period in 2016 as a result of a higher average price per acre and the recognition of $22.3 million in revenues deferred in previous periods that were recognized in the current period as compared to $13.9 million of previously deferred revenue recognized for the nine months ended 2016.

Summerlin’s residential land sales for the three months ended September 30, 2017 totaled 57.7 acres at an average price of $546,000 per acre compared to 31.7 acres at an average price of $521,000 per acre for the same period in 2016. The increase in price per acre on land sales closed in 2017 as compared to the same period in 2016 was primarily due to the mix of superpads sold.

Summerlin’s residential land sales for the nine months ended September 30, 2017 totaled 147.1 acres compared to 203.5 acres for the same period in 2016. The average price per superpad acre for the nine months ended September 30, 2017 of $559,000 is not comparable to the average price per superpad acre of $408,000 for the same period in 2016 due to the significant differences between the parcels sold. For the nine months ended September 30, 2016, we closed on a $40 million bulk sale of a large 116.8-acre tract of land to a homebuilder. As is typical with bulk sales, this sale was at a lower price per acre due to the size and lack of infrastructure developed on this site compared to the sale of a more typical parcel; however, we incurred substantially lower development costs, resulting in a significant increase in our residential gross margin. In comparison, for the nine months ended September 30, 2017, we closed on the sale of a more typical sized parcel that was previously graded to the finished lot level and had significant infrastructure installed. Thus, the parcel had significantly more value than our customary superpad and was sold at a higher price per acre in contrast to the comparative period’s bulk sale discussed above. Our residential gross margin for the three and nine months ended September 30, 2017 is lower than the same periods in 2016 as our 2017 land sales consist of more steeply graded parcels which are more costly to develop.

Based on recent home sales, we believe the Summerlin market remains strong. Summerlin had 266 and 717 new home sales for the three and nine months ended September 30, 2017, respectively, representing a 36.4% and 31.6% increase compared to 195 and 545 new home sales for the same periods in 2016. The median new home price in Summerlin increased 5.2% and 4.5% to $548,000 and $562,000 for the three and nine months ended September 30, 2017, respectively, compared to a median new home price of  $521,000 and $538,000 for the same periods in 2016.

As of September 30, 2017, there were two superpad sites totaling 56.9 acres and two custom lots under contract which are scheduled to close in the fourth quarter of 2017 for a total of $31.3 million.

The Summit

Land development began at The Summit, our joint venture with Discovery Land, in the second quarter of 2015 and continues to progress. Custom lot closings began in the second quarter of 2016, and a total of 71 lots have closed for $220 million through September 30, 2017. For the three and nine months ended September 30, 2017, two and 11 custom residential lots closed for $6.5 million and $34.9 million, respectively, compared to 21 lots and 38 lots for $71.7 million and $119.8 million for the same periods in 2016. The significant number of lot closings in 2016 resulted from a backlog of sales contracts executed between the second quarter of 2015 and the second quarter of 2016 when lots were not yet available for sale.

The revenue generated at The Summit as development progresses is being recognized under the percentage of completion method of accounting. We recorded $6.5 million and $21.6 million as our share of Equity in earnings in Real Estate and

Other Affiliates from this joint venture for the three and nine months ended September 30, 2017, respectively. We recorded $13.7 million and  $22.6 million as our share of Equity in earnings in Real Estate and Other Affiliates from this joint venture for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, an additional 14 lots are under contract for $50.9 million. Please refer to Note 8 – Real Estate and Other Affiliates in our Condensed Consolidated Financial Statements for a description of the joint venture and further discussion.

MPC Net Contribution

In addition to segment EBT, MPC Net Contribution is a non-GAAP financial measure derived from EBT, adjusted for certain items as discussed below. Management uses this measure because it captures current period performance through the velocity of sales, as well as current period development expenditures based upon demand at our MPCs, which varies depending upon the stage of the MPCs development lifecycle, and the overall economic environment.

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

The following table sets forth the MPC Net Contribution for the three and nine months ended September 30, 2017 and 2016 as reconciled to MPC segment EBT:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	Change	2017	2016	Change
MPC segment EBT (a)	$40,465	$39,537	$928	$137,747	$116,776	$20,971
Plus:
Cost of sales - land	29,043	21,432	7,611	88,288	66,128	22,160
Depreciation and amortization	76	72	4	247	236	11
MUD and SID bonds collections, net (b)	1,643	6,544	(4,901)	1,961	3,485	(1,524)
Less:
MPC development expenditures	(45,772)	(35,823)	(9,949)	(136,745)	(106,501)	(30,244)
MPC land acquisitions	—	—	—	(1,415)	(69)	(1,346)
Equity in (earnings) loss in Real Estate and Other Affiliates	(6,480)	(13,700)	7,220	(21,552)	(22,574)	1,022
MPC Net Contribution	$18,975	$18,062	$913	$68,531	$57,481	$11,050

(a)	For a detailed breakdown of our MPC segment EBT, refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.
(b)	SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution increased for the three months ended September 30, 2017 compared to the same periods in 2016 primarily due to increases in MPC segment EBT and Cost of sales - land, offset by increased MPC development expenditures and lower collections from MUD and SID bonds in 2017. MPC Net Contribution increased for the nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to increases in MPC segment EBT and Cost of sales - land, offset by increased MPC development expenditures in 2017.

The following table sets forth MPC land inventory activity for the nine months ended September 30, 2017:

(In thousands)	Bridgeland	Maryland	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2016	$441,598	$22,428	$882,543	$219,970	$103,022	$1,669,561
Acquisitions	—	—	—	1,415	—	1,415
Development expenditures (a)	53,688	29	66,033	12,271	4,724	136,745
MPC Cost of sales	(9,797)	(219)	(65,517)	(12,755)	—	(88,288)
MUD reimbursable costs (b)	(38,527)	—	—	(3,280)	(2,131)	(43,938)
Transfer to Strategic Developments	—	—	—	(8,151)	—	(8,151)
Other	1,846	5	(2,390)	(1,387)	2,078	152
Balance September 30, 2017	$448,808	$22,243	$880,669	$208,083	$107,693	$1,667,496

(a)	Development expenditures are inclusive of capitalized interest and property taxes.
(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

Operating Assets

Operating assets typically generate rental revenues sufficient to cover their operating costs except when a substantial portion, or all, of the property is being redeveloped, vacated for development or in its initial lease-up phase.

Total revenues and expenses for the Operating Assets segment are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Minimum rents	$44,579	$44,736	$(157)	$135,564	$127,663	$7,901
Tenant recoveries	11,491	11,652	(161)	34,257	33,089	1,168
Hospitality revenues	17,776	14,088	3,688	57,190	46,126	11,064
Other rental and property revenues	5,687	3,471	2,216	16,487	10,974	5,513
Total revenues	79,533	73,947	5,586	243,498	217,852	25,646

Other property operating costs	17,473	15,611	1,862	51,041	43,524	7,517
Rental property real estate taxes	7,098	6,406	692	19,975	19,257	718
Rental property maintenance costs	3,288	3,247	41	9,601	8,893	708
Hospitality operating costs	13,525	12,662	863	41,534	37,379	4,155
Provision for doubtful accounts	453	1,940	(1,487)	1,728	4,566	(2,838)
Other income, net	249	(11)	260	265	(3,126)	3,391
Depreciation and amortization	33,885	20,732	13,153	88,918	64,546	24,372
Provision for impairment	—	35,734	(35,734)	—	35,734	(35,734)
Interest income	3	(3)	6	—	(19)	19
Interest expense	15,937	12,905	3,032	46,004	36,987	9,017
Equity in (earnings) loss from Real Estate and Other Affiliates	(317)	210	(527)	(3,739)	(2,616)	(1,123)
Total operating expenses	91,594	109,433	(17,839)	255,327	245,125	10,202
Income (loss) before development expenses	(12,061)	(35,486)	23,425	(11,829)	(27,273)	15,444
Demolition costs	34	—	34	162	—	162
Development-related marketing costs	1,067	457	610	2,317	902	1,415
Total development expenses	1,101	457	644	2,479	902	1,577
Operating Assets segment EBT*	$(13,162)	$(35,943)	$22,781	$(14,308)	$(28,175)	$13,867

(*)For a reconciliation of Operating Assets EBT to consolidated income before taxes, refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.

Minimum rents and tenant recoveries decreased for the three months ended September 30, 2017 as compared to the same periods in 2016 due primarily to the sale of Park West in December 2016 and the transfer of Landmark to our Strategic Developments segment. Minimum rents and tenant recoveries increased for the nine months ended September 30, 2017 as compared to the same periods in 2016 primarily due to increases of $12.5 million at our office and multi-family properties. The increase in our office properties was primarily due to One Merriweather being placed in service, the acquisition of One Mall North in Columbia and the continued stabilization of ONE Summerlin and Three Hughes Landing, offset by a decrease for 110 North Wacker in Chicago related to the future redevelopment of the property. The increase in our multi-

family properties was primarily due to the purchase of our partner’s 18.57% interest in Millennium Six Pines Apartments in July 2016 and ongoing lease-up of One Lakes Edge.

Hospitality revenues increased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 due to the opening of the Embassy Suites at Hughes Landing and the on-going stabilization of The Westin at The Woodlands, placed in service in December 2015 and March 2016, respectively.

Other rental and property revenues increased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 due to baseball revenue which is consolidated since our March 1, 2017 purchase of our partner’s 50.0% interest in the Las Vegas 51s baseball team.

Other property operating costs increased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 due primarily to the purchase of our partner’s 50.0% interest in the Las Vegas 51s baseball team, an increase at the Seaport District for the Fulton Market Building which was partially placed in service in the fourth quarter of 2016, expenses related to the summer marketing events at Seaport and the acquisition of our partner’s 18.57% interest in the Millennium Six Pines Apartments, offset by the impact of the sale of Park West and the transfer of Landmark Mall to our Strategic Developments segment.

Hospitality operating costs increased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016, relative to the increase in hospitality revenues discussed above.

The provision for doubtful accounts decreased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016, respectively, due to the reserve for a termination fee for a tenant at Two Hughes Landing in the third quarter of 2016 (which was later reduced in the fourth quarter of 2016 as a result of a partial collection) and a delinquent tenant in 2016 at Downtown Summerlin.

The increases in interest expense during the three and nine months ended September 30, 2017 are primarily due to higher loan balances on additional properties acquired or placed in service during 2017 and late 2016 as well as increases in the one month LIBOR rate throughout the second and third quarters of 2017.

Depreciation and amortization increased for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 primarily due to the acceleration of depreciation reflecting shorter remaining useful lives for two office and two retail buildings pending redevelopment, depreciation on assets newly placed in service at the Seaport District,  depreciation on Millennium Six Pines as a result of the property’s consolidation following the buyout of our partner’s interest, and amortization of intangibles for the Las Vegas 51s as a result of the purchase of our partner’s interest in March 2017.

Equity in earnings from Real Estate and Other Affiliates increased for the three months ended September 30, 2017 compared to the same period in 2016 due to higher earnings at The Metropolitan Downtown Columbia and due to placing Constellation in service in the fourth quarter of 2016. Equity in earnings from Real Estate and Other Affiliates increased for the nine months ended September 30, 2017 compared to the same period in 2016 due primarily to a $3.4 million distribution from our Summerlin Hospital investment as compared to $2.6 million for the same period in 2016 and due to increased earnings at The Metropolitan Downtown Columbia as discussed above, offset by a decrease in the Las Vegas 51s which is now a consolidated asset as a result of the purchase of our partner’s interest.

Demolition costs for the three and nine months ended September 30, 2017 relate primarily to demolition of a small portion of Ward Village Retail. There were no demolition costs relating to assets in the Operating Assets segment in the same periods ended September 30, 2016.

Development-related marketing costs increased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 due to an increase related to our marketing costs at Seaport.

Adjusted Operating Assets EBT

When a development property is placed in service, depreciation is calculated for the property ratably over the estimated useful lives of each of its components; however, most of our recently developed properties do not reach stabilization for 12 to 36 months after being placed in service due to the timing of tenants taking occupancy and subsequent ongoing leasing of the unoccupied space during that period. As a result, operating income, EBT and net income will not reflect the ongoing earnings potential of newly placed in service operating assets during this transition period to stabilization. Accordingly, we calculate Adjusted Operating Assets EBT, a non-GAAP performance measure for our operating properties which excludes non-cash depreciation and amortization, development-related demolition and marketing costs, and provision for impairment.

The following table reconciles Operating Assets EBT to Adjusted Operating Assets EBT:

Reconciliation of Adjusted Operating Assets EBT to	Three Months Ended September 30,			Nine Months Ended September 30,
Operating Assets EBT (in thousands)	2017	2016	Change	2017	2016	Change
Operating Assets segment EBT	$(13,162)	$(35,943)	$22,781	$(14,308)	$(28,175)	$13,867
Add back:
Depreciation and amortization	33,885	20,732	13,153	88,918	64,546	24,372
Demolition costs	34	—	34	162	—	162
Development-related marketing costs	1,067	457	610	2,317	902	1,415
Provision for impairment	—	35,734	(35,734)	—	35,734	(35,734)
Adjusted Operating Assets segment EBT	$21,824	$20,980	$844	$77,089	$73,007	$4,082

For the three months ended September 30, 2017, Adjusted Operating Assets EBT increased $0.8 million, or 4.0% to $21.8 million, compared to $21.0 million for the same period in 2016, primarily due to the growth in Operating Assets NOI related to our office and retail properties, offset by higher interest expense as more properties are placed in service. For the nine months ended September 30, 2017, Adjusted Operating Assets EBT increased $4.1 million, or 5.6% to $77.1 million, compared to $73.0 million for the same period in 2016, primarily due to a $20.8 million increase in consolidated Operating Assets NOI related to our office and hospitality properties compared to 2016 as more properties are placed in service, offset by higher interest expense.

Operating Assets Net Operating Income

We believe that NOI is a useful supplemental measure of the performance of our Operating Assets because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs. We define NOI as operating revenues (rental income, tenant recoveries and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight-line rents and amortization of tenant incentives, net interest expense, ground rent amortization, demolition costs, amortization, depreciation, development-related marketing costs and Equity in earnings from Real Estate and Other Affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact of these factors which vary by property such as lease structure, lease rates and tenant base have on our operating results, gross margins and investment returns.

Although we believe that NOI provides useful information to investors about the performance of our Operating Assets, due to the exclusions noted above, NOI should only be used as an additional measure of the financial performance of such assets and not as an alternative to GAAP net income. A reconciliation of Operating Assets NOI to Operating Assets EBT has been presented in the table below to provide the most comparable GAAP measure. Variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. Please refer to our Operating Assets NOI by property and Operating Assets EBT in the tables below for the three and nine months ended September 30, 2017 and 2016.

Operating Assets NOI and EBT

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Retail
The Woodlands
Creekside Village Green (a)	$462	$398	$64	$1,540	$1,219	$321
Hughes Landing Retail (a)	1,026	869	157	2,904	2,465	439
1701 Lake Robbins (b)	66	95	(29)	204	287	(83)
20/25 Waterway Avenue (a)	472	462	10	1,488	1,341	147
Waterway Garage Retail (a)	190	191	(1)	564	502	62
Columbia
Columbia Regional	360	437	(77)	1,126	1,069	57
South Street Seaport
Historic Area / Uplands (c)	196	186	10	(1,492)	(589)	(903)
Summerlin
Downtown Summerlin (a)	4,349	4,020	329	13,559	12,261	1,298
Ward Village
Ward Village Retail (d)	4,846	5,149	(303)	15,947	17,039	(1,092)
Other
Cottonwood Square	165	170	(5)	500	530	(30)
Lakeland Village Center at Bridgeland (c)	153	—	153	517	56	461
Outlet Collection at Riverwalk (a)	1,465	1,424	41	4,535	3,656	879
Total Retail NOI	13,750	13,401	349	41,392	39,836	1,556

Office
The Woodlands
One Hughes Landing	1,560	1,522	38	4,617	4,659	(42)
Two Hughes Landing (e)	1,405	382	1,023	4,330	3,157	1,173
Three Hughes Landing (c)	(131)	(251)	120	(515)	(409)	(106)
1725 Hughes Landing Boulevard (a)	936	852	84	2,703	(286)	2,989
1735 Hughes Landing Boulevard (a)	1,924	1,607	317	5,676	1,064	4,612
2201 Lake Woodlands Drive (a)	1	(41)	42	(9)	(108)	99
9303 New Trails (f)	211	422	(211)	875	1,318	(443)
3831 Technology Forest Drive	562	622	(60)	1,701	1,577	124
3 Waterway Square	1,725	1,619	106	5,017	5,162	(145)
4 Waterway Square	1,715	1,555	160	5,052	4,999	53
1400 Woodloch Forest	473	389	84	1,362	1,358	4
Columbia
10-70 Columbia Corporate Center (g)	2,676	2,772	(96)	8,414	9,144	(730)
Columbia Office Properties (h)	201	8	193	797	(61)	858
One Mall North (c)	465	—	465	1,439	—	1,439
One Merriweather (c)	283	—	283	1,114	—	1,114
Summerlin
ONE Summerlin (a)	869	691	178	2,641	1,529	1,112
Other
110 North Wacker (i)	(333)	1,525	(1,858)	1,473	4,576	(3,103)
Total Office NOI	14,542	13,674	868	46,687	37,679	9,008

Multi-family
The Woodlands
Millennium Six Pines Apartments	815	513	302	2,606	513	2,093
Millennium Waterway Apartments (j)	662	704	(42)	2,176	2,327	(151)
One Lakes Edge (a)	1,405	973	432	3,722	2,639	1,083
South Street Seaport
85 South Street (k)	105	141	(36)	65	391	(326)
Total Multi-family NOI	2,987	2,331	656	8,569	5,870	2,699

Hospitality
The Woodlands
Embassy Suites at Hughes Landing (l)	1,063	929	134	3,872	2,498	1,374
The Westin at The Woodlands (l)	1,359	(24)	1,383	4,946	585	4,361
The Woodlands Resort & Conference Center (l)	1,828	520	1,308	6,921	5,663	1,258
Total Hospitality NOI	4,250	1,425	2,825	15,739	8,746	6,993
Total Retail, Office, Multi-family, and Hospitality NOI	35,529	30,831	4,698	112,387	92,131	20,256

Other
The Woodlands
The Woodlands Ground leases	409	391	18	1,205	1,078	127
The Woodlands Parking Garages	(54)	(122)	68	(142)	(297)	155
Other
Other Properties (m) (c)	440	222	218	1,115	834	281
Total Other NOI	795	491	304	2,178	1,615	563
Operating Assets NOI excluding properties sold or in redevelopment	$36,324	$31,322	$5,002	$114,565	$93,746	$20,819

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Redevelopments
Landmark Mall (n)	$—	$(202)	$202	$—	$(526)	$526
Total Operating Asset Redevelopments NOI	—	(202)	202	—	(526)	526

Dispositions
Other
Park West (o)	(8)	411	(419)	(61)	1,346	(1,407)
Total Operating Asset Dispositions NOI	(8)	411	(419)	(61)	1,346	(1,407)
Total Operating Assets NOI - Consolidated	$36,316	$31,531	$4,785	$114,504	$94,566	$19,938

Straight-line lease amortization (p)	1,421	2,551	(1,130)	5,198	9,632	(4,434)
Demolition costs (q)	(34)	—	(34)	(162)	—	(162)
Development-related marketing costs	(1,067)	(457)	(610)	(2,317)	(902)	(1,415)
Provision for impairment (o)	—	(35,734)	35,734	—	(35,734)	35,734
Depreciation and Amortization (r)	(33,885)	(20,732)	(13,153)	(88,918)	(64,546)	(24,372)
Write-off of lease intangibles and other	(41)	—	(41)	(83)	35	(118)
Other income, net (s)	(249)	11	(260)	(265)	3,126	(3,391)
Equity in earnings (loss) from Real Estate Affiliates	317	(210)	527	3,739	2,616	1,123
Interest, net	(15,940)	(12,903)	(3,037)	(46,004)	(36,968)	(9,036)
Total Operating Assets segment EBT (t)	$(13,162)	$(35,943)	$22,781	$(14,308)	$(28,175)	$13,867

Operating Assets NOI - Equity and Cost Method Investments
The Woodlands
Millennium Six Pines Apartments (u)	$—	$(83)	$83	$—	$1,537	$(1,537)
Stewart Title of Montgomery County, TX	354	891	(537)	1,127	1,411	(284)
Woodlands Sarofim # 1	214	278	(64)	662	1,070	(408)
Columbia
The Metropolitan Downtown Columbia	1,436	(174)	1,610	4,522	2,759	1,763
Summerlin
Constellation	496	—	496	1,012	—	1,012
Las Vegas 51s (u)	—	28	(28)	(296)	628	(924)
South Street Seaport
33 Peck Slip (v)	—	590	(590)	—	899	(899)
Total NOI - equity investees	2,500	1,530	970	7,027	8,304	(1,277)

Adjustments to NOI (w)	(1,823)	(1,978)	155	(6,180)	(8,040)	1,860
Equity Method Investments EBT	677	(448)	1,125	847	264	583
Less: Joint Venture Partner's Share of EBT	(360)	238	(598)	(491)	(264)	(227)
Equity in earnings (loss) from Real Estate Affiliates	317	(210)	527	356	—	356

Distributions from Summerlin Hospital Investment (x)	—	—	—	3,383	2,616	767
Segment equity in earnings from Real Estate and Other Affiliates	$317	$(210)	$527	$3,739	$2,616	$1,123

Company's Share of Equity Method Investments NOI
The Woodlands
Millennium Six Pines Apartments (u)	$—	$(67)	$67	$—	$1,252	$(1,252)
Stewart Title of Montgomery County, TX	177	446	(269)	564	706	(142)
Woodlands Sarofim # 1	43	56	(13)	132	214	(82)
Columbia
The Metropolitan Downtown Columbia	718	(87)	805	2,261	1,380	881
Summerlin
Constellation	248	—	248	506	—	506
Las Vegas 51s (u)	—	14	(14)	(148)	314	(462)
South Street Seaport
33 Peck Slip (v)	—	207	(207)	—	315	(315)
Company's share NOI - equity investees	$1,186	$569	$617	$3,315	$4,181	$(866)

	Economic	September 30, 2017
(In thousands)	Ownership	Total Debt	Total Cash
The Woodlands
Stewart Title of Montgomery County, TX	50.00%	$—	$20
Woodlands Sarofim # 1	20.00	5,370	599
Columbia
The Metropolitan Downtown Columbia	50.00	70,000	307
Summerlin
Constellation	50.00	15,848	101

(a)

NOI increase for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 relates to an increase in occupancy and/or effective rent, or relates to properties recently placed in service.

(b)

The decrease in NOI for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 is due to the expiration of a lease in October 2016. As of September 30, 2017, the building is 100% leased.

(c)	Please refer to discussion in the following sections regarding this property.

(d)

The decrease in NOI at Ward Village for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 is generally due to the transfer of buildings from Operating Assets to Strategic Developments in anticipation of redevelopment.

(e)

The increase in NOI for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 is due to bad debt expense of $1.0 million for a tenant in September 2016. The bad debt was partially recovered in the fourth quarter of 2016.

(f)

The decrease in NOI for the three and nine months ended September 30, 2017 compared to the same periods in 2016 is generally due to a decrease in occupancy from 83% at September 30, 2016 to 58% as of September 30, 2017 due to a tenant relocating to our 1725 Hughes Landing property.

(g)

The decrease in NOI for the three months ended September 30, 2017 as compared to the same periods in 2016 is generally due to an increase in repairs and maintenance. The decrease in NOI for the nine months ended September 30, 2017 as compared to the same periods in 2016 is generally due to a termination fee received in April 2016.

(h)

The NOI increase for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 is primarily due to increased occupancy at Columbia Association and an overall decrease in operating expenses.

(i)	The decrease in NOI is due to our termination of the lease at this building and tenant rent abatement through the January 2018 termination date. The lease was terminated to facilitate redevelopment.
(j)	NOI decrease for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 is generally due to an increase in concessions to increase occupancy.
(k)	The decrease in NOI for the nine months ended September 30, 2017 compared to the same periods in 2016 is due to the buyout of a tenant in a rent controlled unit.
(l)	NOI increase for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 is due to improved occupancy and an increase in revenue per available room.
(m)

NOI increase for the nine months ended September 30, 2017 as compared to the same period in 2016 in Other Properties is due to the consolidation of the Las Vegas 51s as a result of the buyout of our partner’s 50% interest on March 1, 2017, offset by a decrease related to final participation payments received for TPC Las Vegas and TPC Summerlin in July 2016 of $2.75 million.

(n)	Landmark Mall was closed for redevelopment and moved to our Strategic Developments segment as of January 2017.
(o)

Park West was impaired in the third quarter of 2016 prior to its sale in December 2016, and 2017 activity relates to the nine month true-up period for expenses per the terms of the sales agreement. Please see further discussion in our Annual Report.

(p)

Amortization of straight-line rent decrease for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 is primarily due to the write-off of straight-line rent at Ward Village associated with a bankrupt tenant in 2016.

(q)	The demolition costs for the three and nine months ended September 30, 2017 relate to a small demolition project at Ward Village.
(r)

Increased depreciation and amortization in 2017, relates to an increase in the number of operating properties in service as well as accelerated depreciation of $10.1 million for the three months ended September 30, 2017 and $18.5 million for the nine months ended September 30, 2017 reflecting the shorter remaining useful lives for properties pending redevelopment.

(s)

The decrease in other income, net for the nine months ended September 30, 2017 compared to the same period in 2016 is due to the final participation payments received for TPC Las Vegas and TPC Summerlin in July 2016.

(t)	For a detailed breakdown of our Operating Assets segment EBT, please refer to Note 16 – Segments in the consolidated financial statements.
(u)

NOI decrease in Millennium Six Pines and Las Vegas 51s for the nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 is due to the consolidation of the asset as a result of the buyout of our partners’ interests.

(v)	The 33 Peck Slip hotel was closed for redevelopment at the end of December 2016. Please see further discussion in the Strategic Developments discussion of the Seaport District.
(w)	Adjustments to NOI include straight line-rent and market lease amortization, demolition costs, depreciation and amortization and interest expense, net at our joint venture properties.
(x)	Distributions from the Summerlin Hospital cost basis investment are typically made in the first quarter of each year.

Reconciliation of Operating Assets Segment Equity in Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Equity Method investments	$317	$(210)	$356	$—
Cost basis investment	—	—	3,383	2,616
Operating Assets segment Equity in earnings (loss)	317	(210)	3,739	2,616
MPC segment Equity in earnings (a)	6,480	13,700	21,552	22,574
Strategic Developments segment Equity in earnings (b)	670	3	530	10,510
Equity in earnings from Real Estate and Other Affiliates	$7,467	$13,493	$25,821	$35,700

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

Retail Properties

Some of the leases related to our retail properties are triple net leases, which generally require tenants to pay their pro-rata share of property operating costs, such as real estate taxes, utilities and insurance, and the direct costs of their leased space. We also enter into certain leases which require tenants to pay a fixed-rate per square foot reimbursement for common area costs which is increased annually according to the terms of the lease. Given the unique nature of many of our retail properties, the mix of tenant lease agreements and related lease terms executed during the three months ended September 30, 2017 may differ significantly from those entered into in the nine months ended September 30, 2017.

The following table summarizes the leases we executed at our retail properties during the three months ended September 30, 2017:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	7	130	90,808	65,808	82,908	$24.73	$5.65	$0.62
Comparable - Renewal (c)	3	52	9,739	—	—	27.25	—	—
Comparable - New (d)	4	77	11,225	9,475	1,750	33.98	4.18	2.68
Non-comparable (e)	12	98	88,191	79,847	81,067	18.07	7.27	0.55
Total			199,963	155,130	165,725

(a)	Excludes executed leases with a term of 12 months or less.
(b)	Pre-leased information is associated with projects under development at September 30, 2017.
(c)

Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $26.39 per square foot to $27.25 per square foot, or 3.3% over previous rents.

(d)

Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $30.52 per square foot to $33.98 per square foot, or 11.3% over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

The following table summarizes the leases we entered into at our retail properties during the nine months ended September 30, 2017:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	16	120	109,732	84,732	97,165	$29.86	$6.98	$0.88
Comparable - Renewal (c)	7	43	21,956	1,454	—	33.83	3.33	—
Comparable - New (d)	10	80	25,232	20,245	15,125	37.79	4.13	2.16
Non-comparable (e)	26	90	125,479	114,822	110,649	23.04	7.12	0.94
Total			282,399	221,253	222,939

(a)	Excludes executed leases with a term of 12 months or less.
(b)	Pre-leased information is associated with projects under development at September 30, 2017.
(c)

Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $32.27 per square foot to $33.83 per square foot, or 4.8% over previous rents.

(d)

Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $34.60 per square foot to $37.79 per square foot, or 9.2% over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

The following discussion summarizes our recently completed retail properties:

Bridgeland

Lakeland Village Center at Bridgeland

In the second quarter of 2015, we began construction of Lakeland Village Center at Bridgeland, a CVS-anchored neighborhood retail center. The CVS opened in March 2016, and the remaining space in the project was placed in service in the third quarter of 2016. The total development costs are expected to be approximately $16 million. We expect to reach stabilized annual NOI of approximately $1.7 million in 2018. As of September 30, 2017, the project is 71.7% leased.

Seaport District

Historic Area/Uplands

The decrease in NOI for the nine months ended September 30, 2017 as compared to the same period ended September 30, 2016 in the Historic Area/Uplands (a portion of our larger Seaport District redevelopment project, as discussed further herein) primarily relates to an increase in expenses, including operating expenses for Fulton Market Building and for summer marketing events, partially offset by rent from iPic Theater, which occupies approximately 46,000 square feet in the newly renovated building. In 2014, we entered into a 20-year lease with iPic Theaters as a first major anchor in the revitalized Seaport District. Ongoing leasing and redevelopment activities are expected to substantially reposition the approximately 180,000 square feet of retail space in the Uplands by mid-2018.

Office Properties

All of the office properties listed in the chart in Note 16 - Segments in our Condensed Consolidated Financial Statements, except for 110 North Wacker and ONE Summerlin, are located in Columbia, Maryland and in The Woodlands, Texas. Leases related to our office properties in The Woodlands and 110 North Wacker are generally triple net leases. Leases at properties located in Columbia, Maryland, and ONE Summerlin are generally gross leases.

The following table summarizes our executed office property leases during the three months ended September 30, 2017:

			Square Feet			Per Square Foot per Annum
		Avg.		Associated	Associated	Avg.	Total	Total
	Total	Lease Term	Total	with Tenant	with Leasing	Starting	Tenant	Leasing
Office Properties (a)	Executed	(Months)	Leased	Improvements	Commissions	Rents (f)	Improvements	Commissions
Pre-leased (b)	—	—	—	—	—	$—	$—	$—
Comparable - Renewal (c)	1	98	3,907	3,907	—	29.50	—	—
Comparable - New (d)	6	38	37,521	30,738	34,859	37.93	3.84	2.45
Non-comparable (e)	19	73	108,624	86,393	93,170	29.42	7.01	1.77
Total			150,052	121,038	128,029

(a)	Excludes executed leases with a term of 12 months or less.
(b)	Pre-leased information is associated with projects under development at September 30, 2017.
(c)

Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $30.12 per square foot to $29.50 per square foot, or (2.1%) under previous rents.

(d)

Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $39.99 per square foot to $37.93 per square foot, or (5.2%) under previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.
(f)	Avg. Starting Rents is based on the gross lease value, including recoveries.

The following table summarizes our executed office property leases during the nine months ended September 30, 2017:

			Square Feet			Per Square Foot per Annum
		Avg.		Associated	Associated	Avg.	Total	Total
	Total	Lease Term	Total	with Tenant	with Leasing	Starting	Tenant	Leasing
Office Properties (a)	Executed	(Months)	Leased	Improvements	Commissions	Rents (f)	Improvements	Commissions
Pre-leased (b)	1	180	494,472	494,472	494,472	$—	$—	$—
Comparable - Renewal (c)	11	59	37,068	32,045	25,336	26.35	2.33	1.28
Comparable - New (d)	7	44	39,613	32,830	36,951	37.28	4.09	2.34
Non-comparable (e)	43	71	227,098	193,956	205,010	30.32	8.73	1.65
Total			798,251	753,303	761,769

(a)	Excludes executed leases with a term of 12 months or less.
(b)	Pre-leased information is associated with projects under development at September 30, 2017. Average starting rent is not disclosed for competitive reasons.
(c)

Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $29.93 per square foot to $26.35 per square foot, or (12.0%) under previous rents.

(d)

Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represents an decrease in cash rents from $39.21 per square foot to $37.28 per square foot, or (4.9%) under previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.
(f)	Avg. Starting Rents is based on the gross lease value, including recoveries.

The following discussions summarize our recently completed or acquired office, hospitality and other properties which were acquired or placed in service within the last 12 months ended September 30, 2017:

The Woodlands

Three Hughes Landing

This Class A office building was placed in service on August 1, 2016. The total estimated development costs of approximately $90 million includes  $22.3 million related to estimated leasing and tenant build-out costs which have yet to be incurred. As of September 30, 2017, the project is 43.8% leased. Leasing activity has been slower than One Hughes Landing and Two Hughes Landing properties primarily due to the economic slowdown in the energy sector. We believe that its lakefront location within the highly desirable Hughes Landing development and its related amenities will benefit this building as compared to competing office products in the north Houston region. Projected annual stabilized NOI of $7.6 million is expected by 2020 but will depend greatly on the stabilization of the Houston economy.

Columbia

One Mall North

This 97,671 square foot, four-story office building in Columbia, Maryland was purchased December 19, 2016 for $22.2 million. The acquisition was financed by $14.5 million received through the January 2017 credit facility amendment and refinance whereby our $80.0 million non-recourse mortgage for the 10-60 Columbia Corporate Center office buildings was replaced with a $94.5 million loan and modified to include One Mall North. The building is located at a gateway entry to Downtown Columbia at the northwest corner of Little Patuxent Parkway and Governor Warfield Parkway. The office building parcel and surface parking total 5.37 acres, and the property is suitable for redevelopment in the future, when warranted to maximize density. The building is 100% leased as of September 30, 2017.

One Merriweather

Located in the Merriweather District, this 207,254 square foot, eight-story multi-tenant Class A office building includes 12,500 leasable square feet of retail and restaurant space, is situated on 1.3 acres of land and was placed in service in the current year. Adjacent to the building on 1.6 acres is a nine-story parking garage which will contain approximately 1,129 spaces. The garage provides parking for One and Two Merriweather. The total development costs are approximately $78 million, inclusive of $15 million in costs for the parking garage. We expect to reach stabilized annual NOI of approximately $5.1 million in 2020. As of September 30, 2017, the building is 62.8% leased.

Other

The properties that are included in our Other Properties description in our Operating Assets NOI and EBT table include the Kewalo Basin Harbor, Merriweather Post Pavilion (until its transfer to the Downtown Columbia Arts and Culture Commission in November 2016), HHC 242 Self-Storage and HHC 2978 Self-Storage for the three month period ended September 30, 2017, consolidation of the Las Vegas 51s since the purchase of our partner’s interest March 1, 2017, and a participation interest in the golf courses at TPC Summerlin and TPC Las Vegas until June 2016 when we received $2.8 million as final payment for our participation interest in these golf courses which was recorded in Other income.

HHC 242 Self-Storage

Located in Alden Bridge, a neighborhood within The Woodlands, this facility is located on 4.0 acres and comprises 654 units aggregating approximately 82,000 square feet. Total development costs are expected to be approximately $9 million. We expect to reach stabilized annual NOI of approximately $0.8 million in 2020. The facility opened in the first quarter of 2017, and as of September 30, 2017, the project is 26.1% leased, and lease-up is ongoing.

HHC 2978 Self-Storage

Also in Alden Bridge, this facility is located on 3.1 acres and comprises 784 units aggregating approximately 79,000 square feet. Total development costs are expected to be approximately $9 million. We expect to reach stabilized annual NOI of approximately $0.8 million in 2020. The facility opened in the second quarter of 2017, and was placed in service at that date. As of September 30, 2017, the project is 20.9% leased, and lease-up is ongoing.

Strategic Developments

Our Strategic Developments assets generally require substantial future development to maximize their use. Most of the properties and projects in this segment generate no revenues, the exception being our condominium projects for which we currently use percentage of completion accounting to recognize revenues during the construction phase. Please see Note 1 - Summary of Significant Accounting Policies in our Consolidated Financial Statements for a discussion of anticipated changes on adoption of the new revenue recognition accounting standard on January 1, 2018. Our expenses relating to these assets are primarily related to costs associated with selling condominiums, marketing costs associated with our strategic developments, operational costs associated with the IBM building that serves as a world class information center and sales gallery for the entire Ward Village Master Plan development, carrying costs (such as property taxes and insurance), and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Developments asset, we would expect that with the exception of the residential portion of our condominium projects, upon completion of development, the asset would be reclassified to the Operating Assets segment when the asset is placed in service and NOI would become a meaningful measure of its operating performance. All development costs discussed herein are exclusive of land costs.

Total revenues and expenses for the Strategic Developments segment are summarized as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Minimum rents	$75	$79	$(4)	$497	$216	$281
Condominium rights and unit sales	113,852	115,407	(1,555)	342,208	362,613	(20,405)
Other land, rental and property revenues	347	69	278	1,223	377	846
Total revenues	114,274	115,555	(1,281)	343,928	363,206	(19,278)

Condominium rights and unit cost of sales	86,531	83,218	3,313	253,209	237,759	15,450
Other property operating costs	3,881	924	2,957	9,112	3,989	5,123
Real estate taxes	580	627	(47)	1,790	1,853	(63)
Rental property maintenance costs	92	85	7	415	324	91
Provision for doubtful accounts	(5)	—	(5)	(2)	63	(65)
Demolition costs	141	256	(115)	141	1,218	(1,077)
Development-related marketing costs	4,799	4,259	540	12,470	14,684	(2,214)
Depreciation and amortization	18	659	(641)	1,177	1,978	(801)
Other income	(122)	(298)	176	(137)	(542)	405
Gains on sales of properties	(237)	(70)	(167)	(32,452)	(140,549)	108,097
Interest expense (income), net (a)	(6,983)	(5,006)	(1,977)	(18,321)	(12,981)	(5,340)
Equity in earnings in Real Estate and Other Affiliates	(670)	(3)	(667)	(530)	(10,510)	9,980
Total expenses, net of other income	88,025	84,651	3,374	226,872	97,286	129,586
Strategic Developments segment EBT*	$26,249	$30,904	$(4,655)	$117,056	$265,920	$(148,864)

(*)For a reconciliation of Strategic Developments EBT to consolidated income before taxes, please refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.

(a)	Negative interest expense amounts are due to interest capitalized in our Strategic Developments segment related to Operating Assets segment debt and the Senior Notes.

Strategic Developments segment revenue decreased for the three months ended September 30, 2017 due to a decline in revenues at Waiea, which closed on the sale of most of its units in the fourth quarter of 2016, and a decline in revenues recorded on a percentage of completion basis at Anaha, which is nearing completion and began closing on the sales of units, offset by increased revenue recognized on a percentage of completion basis at our newer Ae`o and Ke Kilohana condominium projects. Strategic Developments segment revenue decreased for the nine months ended September 30, 2017 as compared to the nine month period in 2016 primarily due to decreased revenue at Waiea, offset by increased revenue at Anaha, Ae`o and Ke Kilohana.

Condominium rights and unit cost of sales represent allocated development and construction costs relating to the revenues recognized on a percentage of completion basis at Waiea, Anaha, Ke Kilohana and Ae`o in the three and nine months ended September 30, 2017 and 2016. Gross margins vary from tower to tower. For the three months ended September 30, 2017, condominium rights and unit cost of sales are relatively consistent with the three months ended September 30, 2016 and are comprised of more activity at Anaha, Ae`o and Ke Kilohana in the three months ended September 30, 2017 as compared to the same period in 2016. For the nine months ended September 30, 2017 as compared to the same period in 2016, the decline in the blended gross margin for condominium rights and unit sales is due to less revenues and cost increases at our Waiea tower and more revenues from Anaha and our Ae`o and Ke Kilohana towers.

Other property operating costs for the three and nine months ended September 30, 2017 increased as compared to the same periods in 2016 and relate primarily to opening and carrying costs associated with unsold inventory at Waiea and pre-opening costs at Anaha condominium projects, as well as costs associated with events in the Seaport District related to various projects under development.

Depreciation and amortization decreased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 due to fewer assets being depreciated. The IBM building was transferred to our Operating Assets segment in the second quarter of 2017.

Development-related marketing costs are primarily incurred to enhance our brand, generate demand for our development and redevelopment projects and sustain consumer and industry relationships. For the three months ended September 30, 2017, development-related marketing costs increased slightly as compared to the same periods in 2016 primarily due to increased costs incurred at Seaport and Columbia, offset by decreases at Ward Village as compared to the three month period ended September 30, 2016. For the nine months ended September 30, 2017, development-related marketing costs decreased as compared to the same periods in 2016 primarily due to decreased costs incurred at Seaport Pier 17 and Ward Village projects, offset by an increase at Columbia as compared to the nine month period ended September 30, 2016.

For the three months ended September 30, 2017, we sold a parcel of land (“Volo Land”) for cash proceeds of $0.6 million and a gain of $0.2 million, which is included in Gains on sales of properties for the three months ended September 30, 2017. For the nine months ended September 30, 2017, Gains on sales of properties reflect the sale of the Volo Land and the sale of 36 acres of undeveloped land at The Elk Grove Collection (formerly known as The Outlet Collection at Elk Grove). The gross sales price was $36.0 million and resulted in a pre-tax gain of $32.2 million. The Gains on sales of properties in the nine months ended September 30, 2016 is due to selling 80 South Street Assemblage for net cash proceeds of $378.3 million, resulting in a pre-tax gain of $140.5 million. The 80 South Street Assemblage was a 42,694 square foot lot with 817,784 square feet of available development rights in the Seaport District. There were no sales of properties in the three months ended September 30, 2016.

Interest income, net increased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 as we had more projects under construction as compared to the period ended September 30, 2016 and therefore capitalized more of our interest incurred.

The following describes the status of our active Strategic Developments projects as of September 30, 2017. For projects that have been under construction for a substantial period and are nearing completion, please refer to the Projects under Construction table below for an update on the project’s individual metrics and associated timeline for completion. For information on the construction financings for these and other projects, please refer to Note 9 – Mortgages, Notes and Loans Payable in our Condensed Consolidated Financial Statements.

Downtown Columbia Redevelopment District

In 2017, we completed construction of TEN.M and residents began taking occupancy. We also continued construction on m.flats, Merriweather District infrastructure improvements, Two Merriweather and completed development and placed in service One Merriweather. We are continuing predevelopment activities on our third neighborhood within the Downtown Columbia Redevelopment District, the Lakefront District and expect approval on a final Development Plan for that area in the first half of 2018.

Tax increment financing (“TIF”) bonds

In November 2016, the Howard County Council authorized the issuance of up to $90.0 million of TIF bonds for the Downtown Columbia Redevelopment District’s master plan. The Preliminary Limited Offering Memorandum (“PLOM”) for the first tranche relates to the Merriweather District, and closing on the $48.2 million of Series 2017 A Special Obligation Bonds (“Phase One Bonds”) occurred in October 2017. As part of the legislation approved concurrently with TIF legislation last year, an additional 744 residential units may be constructed for the local community to provide for affordable housing needs, which would, if built, increase the previous density to over 6,200 residential units. The TIF will provide capital for the development of key roads and infrastructure supporting our local office buildings and other commercial development within the Merriweather District. The Phase One Bonds are secured by incremental property taxes from the anticipated increased assessed values of specified properties in the Downtown Columbia Development District, and “Special Taxes” which may be levied if necessary to fund the debt service and other costs of the bonds in the event there is a shortfall in the projected property tax increment. We, through our wholly-owned subsidiaries, currently own the majority of the acreage in the Development District, and all of the developable land within the “Special Taxing District.” In the Funding Agreement for the TIF, one of our wholly owned subsidiaries, The Howard Research And Development Corporation, has agreed to complete certain defined public improvements and to indemnify Howard County, and we have guaranteed these obligations, with a limit of $1.0 million, expiring 36 months after bond issuance.

m.flats/TEN.M

We are a 50% partner with Kettler, Inc. (“Kettler”) to construct a 437-unit, Class A multi-family project with 29,000 square feet of ground floor retail, which is adjacent to The Metropolitan Downtown Columbia in Columbia, Maryland. Construction on the project, which began in the first quarter of 2016, includes two separate buildings, m.flats and TEN.M. Kettler provides construction and property management services for the development. In September 2017, we completed construction of TEN.M and residents began taking occupancy, and we anticipate completion of m.flats in the fourth quarter of 2017. We expect the property to reach projected annual stabilized NOI of approximately $8.1 million in 2019, of which our share would be $4.1 million. Total development costs are expected to be approximately $109 million,  and costs incurred through September 30, 2017 were approximately $90.0 million. The project is financed with an $88.0 million construction loan, which is non-recourse to us.

Merriweather District

We continue to proceed with the approved development plan which allows for development density for up to 4.9 million square feet of office, residential and retail space in the Merriweather District.

Two Merriweather – We began construction of Two Merriweather, a Class A mixed-use office building, in the third quarter of 2016 and expect completion of the project in the fourth quarter of 2017. Two Merriweather will consist of approximately 100,000 square feet of office and approximately 30,000 square feet of retail space. Total development costs are expected to be approximately $41 million, of which $21.1 million has been incurred through September 30, 2017. We expect to reach projected annual stabilized NOI of approximately $3.6 million in 2020. As of September 30, 2017, 58.1% of the total project is pre-leased.

Three Merriweather and shared parking garage – We expect to begin construction on Three Merriweather, a 12-story, Class A mixed-use office building, in the first quarter of 2018, with planned completion of the project in the third quarter of 2019. Three Merriweather will consist of approximately 307,000 rentable square feet of office and 13,000 square feet of retail space. Building amenities will include a rooftop terrace with conference / meeting space that overlooks the Merriweather Post Pavilion concert venue and a fitness center at the ground level with direct access to the 100-mile running and biking pathway network throughout Columbia. A 9‐level parking garage that will provide parking for the office tower, Merriweather Post Pavilion concert venue and the retail, restaurant and entertainment uses will be constructed as part of the project. The garage will be built in two phases, with approximately 1,300 spaces in Phase I and 700 spaces in Phase II for a total of approximately 2,000 spaces at completion. Total development costs of approximately $138 million for the joint office building and parking garage are being finalized. We expect to reach projected stabilized NOI of approximately $9.2 million in 2023. We recently pre-leased 50% of the building to a major corporate tenant.

The Woodlands

100 Fellowship Drive

In November 2016, we entered into a build-to-suit arrangement to develop a three-story, 203,000 rentable square foot medical building with approximately 850 surface parking spaces. The building is located at 100 Fellowship Drive and is 100% pre-leased as of September 30, 2017. Total development costs are expected to be approximately $63 million. We began construction in the second quarter of 2017 and anticipate project completion in the first quarter of 2019. We expect to reach projected annual stabilized NOI of $5.1 million in 2019. The project is financed with a $51.4 million construction loan, which is non-recourse to us.

Creekside Park Apartments

In March 2017, we commenced construction of Creekside Park Apartments, a 292-unit apartment complex offering the first rental product in Creekside Park Village Center. Construction completion and grand opening is expected in the third quarter of 2018. Total development costs are expected to be approximately $42 million and were funded with a $30.0 million increase to The Woodlands Master Credit Facility completed in April 2017 (described in Note 9 – Mortgages, Notes and Loan Payable). We expect to reach projected annual stabilized NOI of $3.5 million in 2019.

Lake Woodlands Crossing Retail Center

Construction of Lake Woodlands Crossing Retail Center was approved during the third quarter of 2017. The Center will be approximately 60,300 rentable retail square feet consisting of 25,000 square feet of anchor space, 10,000 square feet of junior anchor space and 25,300 square feet of inline and restaurant space. The project is situated on 7.7 acres and is in close proximity to Market Street and The Woodlands Mall within The Woodlands Town Center. Construction is expected to begin in the fourth quarter of 2017 with completion expected in the fourth quarter of 2018. Total development costs are expected to be approximately $15 million. We expect to reach projected annual stabilized NOI of approximately $1.7 million in the fourth quarter of 2020. As of September 30, 2017, the project is 58.0% pre-leased, and we are currently seeking financing for this project.

The Seaport District

The revitalization of Lower Manhattan into a media and entertainment hub continues in our Seaport District, which encompasses seven buildings spanning several city blocks along the East River waterfront  comprising (i) the Uplands, which is west of the FDR Drive and consists of approximately 180,000 square feet of retail space, including the 100,000 square foot Fulton Market Building placed in service in the fourth quarter of 2016 (see discussion in the Operating Assets segment), and (ii) approximately 212,000 square feet of experiential retail, studio and creative office space at Pier 17, with an additional approximate 50,000 square feet at the Tin Building located east of the FDR Drive, all of which is under development and discussed further below.

Pier 17 and Tin Building –  Construction on Pier 17 continues, and the openings of various phases of the Pier are expected throughout 2018. On October 9, 2017, we announced that ESPN will occupy 19,000 square feet of rentable space on the third floor of Pier 17 through a long-term lease that was executed with ESPN’s studio provider NEP Imaging Group, LLC. ESPN will join the culinary experiences of Jean-Georges Vongerichten and the Momofuku Group led by David Chang. Pier 17 will feature dynamic food offerings and retail on the first two levels, office, studio, and event space on levels three and four, and a 1.5-acre rooftop featuring an outdoor event and entertainment venue for a summer concert series, private events, community open space and a vibrant winter village.

In January 2017, we executed the ground lease amendment with the City of New York, incorporating the Tin Building into our leased premises and modifying other related provisions. As part of the Tin Building redevelopment, important historical elements will be catalogued during the building’s deconstruction, followed by demolition and reconstruction of the platform pier where the Tin Building currently sits and restoration of the Tin Building. The total cost estimate for the Tin Building redevelopment is approximately $162 million, including turn-key, interior fit out for the Food Hall, which will feature fresh specialty foods and goods, seafood, beverages and other products.

33 Peck Slip

In January 2016, we entered into a joint venture with Grandview SHG, LLC to purchase an operating hotel comprised of 66 rooms and totaling 43,889 square feet located at 33 Peck Slip in the Seaport District of New York. We advanced a bridge loan of $25.0 million at a 5.0% interest rate to the joint venture at closing to expedite the acquisition, which was repaid in full in June 2016 upon completion of a refinancing of the property with a $36.0 million redevelopment loan. Our total investment in the joint venture is $9.1 million as of September 30, 2017, which represents our 35% ownership share of the $25.5 million total equity in the project. Under the terms of the LLC Agreement, cash will be distributed to the members as follows: (1) each member will be paid a 6.5% preferred return on their original capital and will be repaid their original capital; and (2) all remaining cash will be distributed 50% to us and 50% to the other members. The 33 Peck Slip hotel was closed at the end of December 2016 for redevelopment and construction began in January 2017. We anticipate completion in the first of quarter 2018 and expect the hotel to be an added amenity to the Seaport District experience. Total costs of the project are expected to be approximately $67 million, and as of September 30, 2017, $18.5 million of redevelopment, interest and carrying costs have been incurred. We expect stabilized NOI to be $3.4 million, of which $1.2 million is our share.

Summerlin (Las Vegas, Nevada)

Aristocrat

In the second quarter of 2017, we entered into a build-to-suit arrangement with Aristocrat Technologies, a global leader in gaming solutions, and commenced construction of a corporate campus located less than four miles from Downtown Summerlin. The campus will be situated on approximately 12 acres, will include two office buildings of approximately 90,000 square feet each and is 100% pre-leased. Construction began in June 2017 with core and shell completion anticipated in the second quarter of 2018. Total development costs are expected to be approximately $47 million,  and subsequent to September 30, 2017, we closed on a $64.5 million financing for this project in conjunction with the financing of Two Summerlin, discussed below. We expect to reach projected annual stabilized NOI of $4.1 million in the first quarter of 2019.

Downtown Summerlin Area

Summerlin’s developing urban core is comprised of nearly 400 acres and is centrally located within Summerlin with easy access to the Las Vegas Valley’s 215 Beltway. It is currently home to our Downtown Summerlin retail asset, an approximate 106-acre fashion, dining and entertainment venue, and the new City National Arena, home to the Las Vegas Golden Knights National Hockey League team’s practice facility. There are approximately 170 acres of land available for development.

Las Vegas Ballpark – In October 2017, we announced the development of a new ballpark for our wholly owned Las Vegas 51s Triple-A professional baseball team and signed a 20-year, $80.0 million naming rights agreement for the future stadium with the Las Vegas Convention and Visitor’s Authority. The 10,000-fan capacity ballpark will be located in the Downtown Summerlin area and serve as another amenity for the rapidly growing retail and entertainment destination in the heart of Summerlin’s urban core.

Two Summerlin – During the second quarter of 2017, we commenced construction of our second office building in Downtown Summerlin and expect completion by the end of the third quarter of 2018. The building will be an approximate 145,000 square foot Class A office building with an adjacent 424-space parking structure, situated on approximately four acres. It will be located in the northwest corner of east Downtown Summerlin, which is in close proximity to our Downtown Summerlin retail venue. This office building will be the first office project developed within our 200-acre master parcel across from Downtown Summerlin and will launch development of our planned 1.2 million square feet of office, 77,000 square feet of neighborhood retail and 4,000 residential units. Total development costs for Two Summerlin are expected to be approximately $49 million. Subsequent to September 30, 2017, we closed on a $64.5 million financing for this project in conjunction with the financing of Aristocrat, discussed above. We expect to reach projected annual stabilized NOI of approximately $3.5 million in 2020, and the building is 11% pre-leased as of October 25, 2017.

Downtown Summerlin Apartments – We expect to commence construction on Downtown Summerlin Apartments in the fourth quarter of 2017. The project will be a 267-unit, multifamily development in Downtown Summerlin, situated on approximately 9.0 acres, is in close proximity to our Downtown Summerlin retail venue. The project is comprised of three garden–style, walk–up residential buildings with elevators, surface parking, 22 tuck under garages, a clubhouse with an attached pool and an amenity area. Construction is expected to begin in the fourth quarter of 2017 with completion expected in the second quarter of 2019. Total development costs are expected to be approximately $59 million, and we are currently seeking financing for this project. We expect to reach projected annual stabilized NOI of approximately $4.4 million in the third quarter of 2020.

Ward Village

We continue to transform Ward Village into a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets. In 2014, we completed the renovation of the IBM Building, which is held in our Operating Assets segment, and started construction on both Anaha and Waiea. In July 2015, we began public pre-sales for Ae`o and the first Gateway Tower, and in March 2016, we began public pre-sales for Ke Kilohana. The ongoing construction at these mixed-use projects includes the construction of approximately 114,500 square feet of new retail. This retail will serve our new residents and the community at large. In addition, during this quarter, we have removed 115,191 square feet of old retail space from service as we prepare for redevelopment. Many of the tenants occupying the closed space have been relocated within Ward Village. As we move forward with the execution of our master plan which ultimately contemplates a total of approximately one million square feet of retail at completion, we will periodically redevelop the older existing retail and replace it as part of new mixed-use projects.

Sales contracts for condominium units are subject to a 30-day rescission period, and the buyers are typically required to make an initial deposit at signing and an additional deposit 30 days later at which point their total deposit becomes non-refundable. Buyers are typically then required to make a final deposit within approximately 90 days of our receipt of their second deposit. Certain buyers are required to deposit the remainder of the sales price on a predetermined pre-closing date, which is specified in the sales contracts for each condominium project.

Waiea –As of September 30, 2017, we have entered into contracts for 165 of the 174 units and closed on 158 of those units. All units under contract represent 94.8% of total units and 89.9% of the total residential square feet available for sale. Total development costs are expected to be approximately $417 million, which includes $12.6 million of development-related marketing costs that were expensed as incurred. We have recognized 100% of the revenue and costs accounted for on units that have either closed or are under qualifying contracts under the percentage-of-completion method. Remaining costs to complete primarily relate to the finish out of the remaining unsold units and an additional five units are scheduled to close by December 31, 2017.

Anaha – In 2014, we began construction of Anaha, and we expect to complete the condominium tower during the fourth quarter of 2017, with the initial residents taking occupancy at that time. As of September 30, 2017, 307 of the 317 total units were under contract. These contracted sales represent 96.8% of total units and 93.3% of the total residential square feet available for sale. Total development costs are expected to be approximately $401 million,  which includes $8.6 million of development-related marketing costs that are being expensed as incurred. During 2015, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of September 30, 2017, the project was approximately 96.5% complete. As of September 30, 2017, 58.5% of the retail space at Anaha is pre-leased. We began closing on the sales of condominiums at Anaha in September, with 307 homes scheduled to close on or before December 31, 2017.

Ae`o – In February 2016, we began construction of the 389,000 square foot Ae`o tower and the 57,000 square foot Whole Foods Market, located on the same block. We expect to complete development of the entire project by the end of 2018. Total development costs are expected to be approximately $429 million. As of September 30, 2017, 367 of the 466 total units were under contract, representing 78.8% of total units and 74.8% of the total residential square feet available for sale. During the second quarter of 2017, we satisfied all requirements to begin recognizing revenue on the percentage of completion basis. As of September 30, 2017, the project was approximately 47.5% complete.

Ke Kilohana – In October 2016, we began construction of Ke Kilohana and anticipate completion in 2019. The tower will consist of 424 residences, 375 of which are designated as workforce housing units and are being offered to local residents of Hawai‘i who meet certain maximum income and net worth requirements. Total development costs are expected to be approximately $219 million. Public pre-sales on the workforce units began in the first quarter of 2016, and 100% of those units were under contract by the end of July 2016. The market rate units began public pre-sales in July 2016. As of September 30, 2017, we sold 13 of the 49 market units, and we expect to sell the remainder over the next two years. All units under contract represent 91.5% of the total units and 87.6% of the total residential square feet available for sale. As previously announced, we have pre-leased approximately 22,000 square feet, 100% of the available retail space, to CVS/Longs Drugs on the ground floor of Ke Kilohana. During the first quarter of 2017, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of September 30, 2017, the project was approximately 27.1% complete.

Other

During the three and nine months ended September 30, 2017, we sold a 40-acre vacant land parcel in Lakemoor, Illinois, located on Route 12, 50 miles north of Chicago in a growing suburb. Volo Land has no utilities in place and is currently designated as farmland. The parcel was sold on August 15, 2017 for cash proceeds of $0.6 million and a gain of $0.2 million, included in Gains on sales of properties for the three months ended September 30, 2017.

Projects Under Construction

The following table summarizes our projects under construction and related debt held in Operating Assets and Strategic Developments as of September 30, 2017. Projects that are substantially complete, and therefore, have been placed in service in the Operating Assets segment may still require some capital for remaining tenant build-out. This table does not include projects for which construction has not yet started.

($ in thousands)	Total Estimated Costs (a)	Costs Paid Through September 30, 2017 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Holdback to be Drawn	Debt to be Drawn (c)	Costs Remaining to be Paid, Net of Debt and Buyer Deposits/Holdbacks to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
Columbia
One Merriweather	$78,187	$66,339	$11,848	$-	$8,658	$3,190	(d) (e)	Complete
The Woodlands
1725-35 Hughes Landing Boulevard	218,367	188,834	29,533	-	27,001	2,532	(d) (e)	Complete
Three Hughes Landing	90,162	64,792	25,370	-	21,794	3,576	(d) (e)	Complete
HHC 2978 Self-Storage	8,476	7,688	788	-	847	(59)	(f)	Complete
Other
Lakeland Village Center at Bridgeland	16,274	13,278	2,996	-	2,708	288	(d) (e)	Complete
Total Operating Assets	411,466	340,931	70,535	-	61,008	9,527
Strategic Developments
Columbia
Two Merriweather	40,941	21,105	19,836	-	21,224	(1,388)	(f)	Q4 2017
The Woodlands
Creekside Park Apartments	42,111	10,785	31,326	-	30,000	1,326	(g) (h)	Q3 2018
100 Fellowship Drive	63,278	7,279	55,999	-	51,425	4,574	(g) (i)	2019
Seaport District
South Street Seaport - Pier 17 and Historic Area / Uplands	622,883	415,400	207,483	-	-	207,483	(g) (j)	Q3 2018
Summerlin
Aristocrat	46,661	3,575	43,086	-	-	43,086	(g) (k)	Q2 2018
Two Summerlin	49,320	4,010	45,310	-	-	45,310	(g) (l)	Q3 2018
Ward Village
Ae`o	428,508	167,623	260,885	19,382	213,759	27,744	(g)	Q4 2018
Anaha	401,314	364,256	37,058	-	37,058	-	(m)	Q4 2017
Ke Kilohana	218,898	48,708	170,190	6,941	141,386	21,863	(g)	2019
Waiea	417,307	396,676	20,631	19,349	-	1,282	(d) (m)	Opened
Total Strategic Developments	2,331,221	1,439,417	891,804	45,672	494,852	351,280
Combined Total at September 30, 2017	$2,742,687	$1,780,348	$962,339	$45,672	$555,860	$360,807

		Aristocrat estimated financing				(31,118)	(k)
		Two Summerlin estimated financing				(33,432)	(l)
		Estimated costs to be funded net of financing, assuming closing on estimated financing				$296,257

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

(b)	Costs included in (a) above which have been paid through September 30, 2017.
(c)	Remaining debt to be drawn with respect to our condominium projects reduced by deposits utilized for construction.
(d)	These positive balances represent cash drawn in advance of costs paid.
(e)	Final completion is dependent on lease-up and tenant build-out.
(f)

Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to September 2017 costs that were paid by us but not yet reimbursed by the lender. We expect to receive funds from our lenders for these costs in the future.

(g)	These positive balances represent cash equity to be invested.
(h)	Creekside Apartments was approved in December 2016. We closed on the additional $30.0 million of financing through our Woodlands Credit Facility in April 2017.
(i)	In the fourth quarter of 2016, 100 Fellowship was approved to begin construction. We closed on a $51.4 million construction loan in May 2017.
(j)

South Street Seaport - Pier 17 and Historic Area / Uplands Total Estimated Costs and Costs Paid Through September 30, 2017 include costs required for the Pier 17 and Historical Area/Uplands and are gross of insurance proceeds received to date. We are currently seeking financing for this project.

(k)

In the second quarter of 2017, Aristocrat was approved to begin construction. Total development costs are expected to be $46.6 million. Subsequent to September 30, 2017, we closed on a $64 million financing for this project in conjunction with the financing of Two Summerlin.

(l)

In the second quarter of 2017, Two Summerlin was approved to begin construction. Total development costs are expected to be $49.3 million. Subsequent to September 30, 2017, we closed on a $64 million financing for this project in conjunction with our Aristocrat project.

(m)

The Waiea and Anaha facility was repaid on October 27, 2017 in conjunction with the closing of a substantial portion of Anaha and Waiea. Approximately 97% of the units in these towers will be sold and closed by December 31, 2017.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2017	2016	Change	2017	2016	Change
General and administrative	$22,362	$21,128	$1,234	$63,423	$61,505	$1,918
Corporate interest expense, net	12,875	13,263	(388)	36,595	39,358	(2,763)
Loss on redemption of senior notes due 2021	—	—	—	46,410	—	46,410
Warrant liability loss	—	7,300	(7,300)	43,443	21,630	21,813
Gain on acquisition of joint venture partner's interest	—	(27,087)	27,087	(5,490)	(27,087)	21,597
Corporate other expense (income), net	33	(123)	156	(878)	(6,190)	5,312
Corporate depreciation and amortization	1,920	1,859	61	5,851	4,486	1,365
Total Corporate and other items	$37,190	$16,340	$20,850	$189,354	$93,702	$95,652

General and administrative expenses increased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 primarily due to increased labor costs as well as fewer of those costs being capitalized into current development projects for the three months ended September 30, 2017, partially offset by decreased stock compensation expense due to stock option forfeitures.

Corporate interest expense, net decreased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 primarily due to the issuance of the 2025 Notes at a lower rate of 5.375% than the 6.875% senior notes redeemed in March 2017 as well as increased interest income due to increases in market interest rates and investing excess cash on hand in competitive investments yielding higher interest rates. See further discussion in Note 5 – Recent Transactions in our Condensed Consolidated Financial Statements.

Loss on redemption of senior notes due 2021 for the nine months ended September 30, 2017 is due to the redemption in the first quarter of 2017 of our $750.0 million 6.875% senior notes due 2021. See further discussion in Note 9 – Mortgages, Notes and Loans Payable in our Condensed Consolidated Financial Statements.

Warrant liability loss decreased and increased for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 as all warrants which qualified for liability accounting treatment and were marked-to-market periodically have now been exercised and settled. See further discussion in Note 3 - Warrants in our Condensed Consolidated Financial Statements.

Gain on acquisition of joint venture partner’s interest decreased for the nine months ended September 30, 2017 compared to the same period in 2016 due to the $27.1 million gain on acquisition of Millennium Six Pines Apartments in the third quarter of 2016, compared to the $5.5 million gain on acquisition of Las Vegas 51s in 2017. There was no gain on acquisition of joint venture partner’s interest for the three months ended September 30, 2017.

Corporate other income, net for the nine months ended September 30, 2017 decreased as compared to the same period in 2016 primarily due to South Street Seaport insurance proceeds received in the nine months ended September 30, 2016 which did not recur in 2017.

Capitalized internal costs

The following tables represent our capitalized internal costs by segment for the three and nine months ended September 30, 2017 and 2016:

	Capitalized Internal Costs		Capitalized Internal Costs Related to Compensation Costs
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2017	2016	2017	2016
MPC segment	$2.2	$2.6	$1.7	$1.9
Operating Assets segment	0.3	1.0	0.3	0.8
Strategic Developments segment	5.2	6.3	4.5	4.7
Total	$7.7	$9.9	$6.5	$7.4

	Capitalized Internal Costs		Capitalized Internal Costs Related to Compensation Costs
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
MPC segment	$7.3	$7.2	$5.9	$5.7
Operating Assets segment	2.2	3.4	1.8	2.6
Strategic Developments segment	18.3	19.0	15.3	14.3
Total	$27.8	$29.6	$23.0	$22.6

For the three and nine months ended September 30, 2017, capitalized internal costs (which include compensation costs) decreased as compared to the same periods in 2016 primarily due to fewer projects under development in the current periods for the Operating Assets and Strategic Developments segments. At the MPC segment, capitalized internal costs decreased for the three months ended September 30, 2017 but slightly increased for the nine months ended September 30, 2017 due to fluctuations in the level of development activity at our newer MPCs. As projects continue to begin construction, internal costs will continue to be capitalized within these segments.

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

Total outstanding debt was $3.0 billion as of September 30, 2017. Please refer to Note 9 – Mortgages, Notes and Loans Payable in our Condensed Consolidated Financial Statements for a table showing our debt maturity dates. Certain mortgages may require paydowns in order to exercise contractual extension terms. Our proportionate share of the debt of our Real Estate Affiliates, which is non-recourse to us, totaled $88.0 million as of September 30, 2017.

The following table summarizes our net debt on a segment basis as of September 30, 2017. Net debt is defined as mortgages, notes and loans payable, including our ownership share of debt of our Real Estate and Other Affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID and MUD receivables. Although net debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

(In thousands) Segment Basis (a)	Master Planned Communities		Operating Assets		Strategic Developments		Segment Totals	Non- Segment Amounts	Total September 30, 2017
Mortgages, notes and loans payable	$244,379		$1,591,472	(c)	$251,225	(d)	$2,087,076	$987,303	$3,074,379
Less: cash and cash equivalents	(105,552)	(b)	(63,231)	(e)	(23,505)	(f)	(192,288)	(450,144)	(642,432)
Special Improvement District receivables	(55,841)		—		—		(55,841)	—	(55,841)
Municipal Utility District receivables	(193,100)		—		—		(193,100)	—	(193,100)
Net Debt	$(110,114)		$1,528,241		$227,720		$1,645,847	$537,159	$2,183,006

(a)	Please refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.
(b)	Includes MPC cash and cash equivalents, including $37.2 million of cash related to The Summit joint venture.
(c)	Includes our $44.0 million share of debt of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim #1, The Metropolitan Downtown Columbia and Constellation).
(d)	Includes our $44.0 million share of debt of our Real Estate and Other Affiliates in Strategic Developments segment (33 Peck Slip and m.flats/TEN.M).
(e)

Includes our $0.3 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, Stewart Title of Montgomery County, TX and Constellation).

(f)

Includes our $3.0 million share of cash and cash equivalent of our Real Estate and Other Affiliates in Strategic Developments segment (KR Holdings, LLC, HHMK Development, LLC, Circle T Ranch and Power Center, 33 Peck Slip and m.flats/TEN.M).

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

Net cash used in operating activities was $127.5 million for the nine months ended September 30, 2017 compared to net cash used in operating activities of $218.3 million for the nine months ended September 30, 2016.

The $90.8 million net increase in cash from operating activities in the nine months ended September 30, 2017 compared to the same period in 2016 was primarily related to the following:

Increases in operating cash flow:

•	Release of condominium buyer deposits from escrow in 2017 of $170.0 million;
•	NOI contribution of $20.2 million from property openings and acquisitions over the last year;
•	Income tax refund in 2017 of $18.7 million, net of taxes paid;
•	Increase in land sales of $12.7 million as compared to 2016;
•	Bridgeland easement sale totaling $10.1 million in 2017;
•	Insurance reimbursement for legal expenses totaling $3.5 million in 2017;
•	Increase in MUD reimbursement receipts of $3.2 million in 2017;

•	Increase of $2.8 million in interest income as compared to 2016.

Decreases in operating cash flow:

•	Increase in condominium expenditures of $47.6 million as compared to 2016;
•	Increase in MPC expenditures and land acquisitions of $31.6 million as compared to 2016;
•	Increase in interest payments of $21.8 million due to higher debt balance as compared to 2016;
•	Leasing commissions of $9.2 million paid primarily for 110 North Wacker and Hughes Landing office buildings in 2017;
•	Decrease in dividends of $8.9 million from equity method investments (primarily Circle T) as compared to 2016;
•	Increase in condominium operating cost and sales commissions of $8.0 million paid as compared to 2016;
•	Deposit for Langham Creek MUD project of $6.6 million in 2017;
•	Cash deposited into escrow of $3.9 million in 2017;
•	Insurance proceeds of $3.1 million received in 2016 related to SuperStorm Sandy;
•	ExxonMobil reimbursement in 2016 of $3.0 million;
•	Final receipt of $2.8 million in 2016 for our participation interest in TPC Summerlin and TPC Las Vegas golf courses;
•	Decrease in MPC builder price participation receipts of $1.0 million;
•	Decrease due to lease modification payment to a tenant totaling $1.0 million;
•	Repayment of Emerson HOA note receivable in 2016 of $0.9 million; and
•	Other insignificant net decreases totaling $0.9 million.

Investing Activities

Net cash used in investing activities was $252.5 million for the nine months ended September 30, 2017 as compared to cash provided by investing activities of $65.9 million for the nine months ended September 30, 2016. The decrease in cash flow is due primarily to the receipt of $378.3 million in net proceeds from the sale of the 80 South Street Assemblage in 2016. Cash used for property developments expenditures and operating property improvements was $271.4 million and $314.0 million for the nine months ended September 30, 2017 and 2016, respectively. The decreased development expenditures in 2017 compared to 2016 relate to lower spending as compared to the prior year on construction of The Seaport District, placing in service in 2016 of One Merriweather, Three Hughes Landing, The Westin at the Woodlands,  Hughes Landing Retail and the opening of Waiea, offset by increased development expenditures for Landmark Mall, Ae`o, Two Merriweather, 100 Fellowship Drive and Creekside Apartments.

Financing Activities

Net cash provided by financing activities was $316.4 million and $360.1 million for the nine months ended September 30, 2017 and 2016, respectively. The proceeds from new loan borrowings and refinancing activities net of principal payments on mortgages, notes and loans payable were used to partially fund development activity at our condominium and other development projects. In 2017, cash provided by financing activities included loan proceeds of $1.4 billion which reflected our $800.0 million bond offering in March 2017 and $200.0 million additional bond offering in June 2017 offset by repayments of $1.13 billion which includes the initial repurchase and subsequent redemption of $750.0 million senior notes, and a $40.0 million premium to repurchase and redeem the bonds.

Additional sources of cash from financing activities in 2017 relate to borrowings or refinancings of existing debt primarily for The Woodlands Master Credit Facility, One Lakes Edge, Waiea and Anaha, 70 Columbia Corporate Center, One Mall North and One and Two Merriweather offset by repayments on Waiea and Anaha, and The Woodlands Resort & Conference Center. Additional sources of cash from financing activities in 2016 relate to borrowings or refinancings of existing debt primarily for Waiea and Anaha,  Millennium Six Pines, the Bridgeland master credit facility, One Merriweather, 1725/1735 Hughes Landing and Embassy Suites at Hughes Landing.

Contractual Cash Obligations and Commitments

The following table includes significant updates to our contractual obligations and commitments since December 31, 2016.

Additional information regarding our contractual obligations and commitments as well as items not included below can be found under the heading “Contractual Cash Obligations and Commitments” in our Annual Report.

The following table summarizes our contractual obligations as of September 30, 2017:

(In thousands)	Less than 1 year	1-3 years	3-5 years	5 years and thereafter	Total
Mortgages, notes and loans payable (a)	$29,752	$824,684	$544,861	$1,614,983	$3,014,280
Interest Payments (b)	139,073	353,065	164,611	204,420	861,169
Ground lease and other leasing commitments	9,885	14,504	11,830	293,377	329,596
Total	$178,710	$1,192,253	$721,302	$2,112,780	$4,205,045

(a)	Based on final maturity, inclusive of extension options.
(b)	Interest is based on the borrowings that are presently outstanding and current floating interest rates.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $190.1 million as of September 30, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. We manage a portion of our variable interest rate exposure by using interest rate swaps and caps. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. As of September 30, 2017, we had $1.5 billion of variable rate debt outstanding of which $179.3 million has been swapped to a fixed-rate. We also have $230.0 million in gross notional amounts of forward-starting interest rate swaps that become effective December 31, 2017 and interest rate cap contracts on our Ae`o  and The Woodlands Master Credit Facility financings to mitigate our exposure to rising interest rates. We have not hedged certain facilities where the loan is structured to permit partial repayments to release collateral for redevelopment. Due to the uncertain timing of such partial repayments, hedging these balances is inefficient. $207.2 million of variable rate debt relates to our projects under construction and $61.0 million relates to properties placed in service over the last year. As the properties are placed in service and become stabilized, the variable rate debt is generally refinanced with long-term fixed-rate debt.

As of September 30, 2017, annual interest costs would increase approximately $13.3 million for every 1.00% increase in floating interest rates. A portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (loss) would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 8 – Mortgages, Notes and Loans Payable and Note 13 – Derivative Instruments and Hedging Activities in our Annual Report.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)

As previously disclosed in our Current Report on Form 8-K dated June 20, 2017, we granted a warrant to David R. Weinreb, Chief Executive Officer of the Company (the “New CEO Warrant”) pursuant to a warrant grant agreement by and between the Company and Mr. Weinreb (the “New CEO Warrant Agreement”), exercisable to acquire 1,965,409 shares of Company common stock, par value $0.01 per share (including any additional shares of Company common stock issuable as a result of the anti-dilution provisions of the New CEO Warrant, the “New CEO Warrant Shares”). The New CEO Warrant was granted to Mr. Weinreb in exchange for a fair market value purchase price of $50.0 million (the “Purchase Price”). The Purchase Price of the New CEO Warrant and the number of the New CEO Warrant Shares was determined by the Company’s Board of Directors based upon the advice of Houlihan Lokey, an independent third party valuation adviser. The exercise price of the New CEO Warrant Shares is $124.64, which was the closing trading price of the Company’s common shares on the New York Stock Exchange on June 15, 2017.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The Exhibit Index following the signature page to this Quarterly Report lists the exhibits furnished as required by Item 601 of Regulation S-K and is incorporated by reference.

EXHIBIT INDEX

10.1

Warrant Grant Agreement, dated October 4, 2017, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2017)

10.2

Employment Agreement, dated October 2, 2017, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2017)

10.3

Restricted Stock Agreement, dated October 2, 2017, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2017)

10.4

Employment Agreement, dated August 29, 2017, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2017)

10.5

Restricted Stock Agreement, dated August 29, 2017, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2017)

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

+   Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (ii) Condensed Consolidated Statements of Comprehensive Income (loss) for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iv) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2017 and 2016, and (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ David R. O’Reilly
David R. O’Reilly
Chief Financial Officer
November 6, 2017