Form 10-K
period 2017-12-31
Howard Hughes Corp
filed 2018-02-26
CIK 1498828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]	Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES [   ]  NO [X]

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4.2 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 19, 2018, there were 43,351,812 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file its Proxy Statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2017.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “forecast,” “plan,” “intend,” “believe,” “may,” “should,” “would,” “likely,” and other words of similar expression. Forward-looking statements give our expectations about the future and are not guarantees. We caution you not to rely on these forward-looking statements.

In this Annual Report, we make forward-looking statements discussing our expectations about:

•	budgeted costs, future lot sales and estimates of NOI and EBT;
•	capital required for our operations and development opportunities for the properties in our Master Planned Communities (“MPC”), Operating Assets and Strategic Developments segments;
•	expected commencement and completion for property developments and timing of sales or rentals of certain properties;
•	expected performance of our MPC and Operating Assets segments, as well as other current income producing properties such as our condominiums;
•	forecasts of our future economic performance; and
•	future liquidity, development opportunities, development spending and management plans.

These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	our inability to obtain operating and development capital, including our inability to obtain or refinance debt capital from lenders and the capital markets;
•	a prolonged recession in the national economy and adverse economic conditions in the homebuilding, condominium development, retail, office and hospitality sectors;
•	our inability to compete effectively;
•

potential natural disasters (including any potential negative impact from Hurricane Harvey on the Houston, Texas region), terrorist activity, acts of violence, breaches of our data security, contamination of our properties by hazardous or toxic substances, or other similar disruptions, as well as losses that are not insured or exceed the applicable insurance limits;

•	our ability to lease new or redeveloped space;
•

our ability to obtain the necessary governmental permits for the development of our properties and necessary regulatory approvals pursuant to an extensive entitlement process involving multiple and overlapping regulatory jurisdictions, which often require discretionary action by local governments;

•

increased construction costs exceeding our original estimates, delays or overruns, claims for construction defects, or other factors affecting our ability to develop, redevelop or construct our properties;

•

regulation of the portion of our business that is dedicated to the formation and sale of condominiums, including regulatory filings to state agencies, additional entitlement processes and requirements to transfer control to a condominium association’s board of directors in certain situations, as well as defaults by purchasers on their obligations to purchase condominiums;

•	risks associated with our relationships with homebuilders and with our ownership and management of hotels;
•

fluctuations in regional and local economies, the residential housing and condominium markets, local real estate conditions, tenant rental rates and competition from competing retail properties and the internet;

•	our ability to retain key executive personnel;
•	our ability to collect rent, attract tenants and customers to our hotels;
•	our substantial indebtedness, including our $1,000,000,000 5.375% senior notes due 2025, that contain restrictions which may limit our ability to operate our business;
•	our directors involvement or interests in other businesses, including real estate activities and investments;
•	our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners;
•	substantial stockholders having influence over us, whose interests may be adverse to ours or yours;
•	the potential impact of the recently enacted U.S. tax reform legislation; and
•	the other risks described in “Item 1A. Risk Factors.”

Any factor could, by itself, or together with one or more other factors, adversely affect our business, results of operations, plans, objectives, future performance or financial condition. There may also be other factors that we have not described in this Annual Report that could cause results to differ from our expectations. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

PART I

Throughout this Annual Report, references to the “Company”, “HHC”, “we” and “our” refer to The Howard Hughes Corporation and its consolidated subsidiaries, unless the context requires otherwise.

ITEM 1.  BUSINESS

OVERVIEW

We create timeless places and extraordinary experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We specialize in the development of MPCs, in the ownership, management and redevelopment of revenue-generating real estate assets (“Operating Assets”) and in the development of other real estate assets in the form of entitled and unentitled land and residential condominium developments (“Strategic Developments”). We expect to continue to generate income from the growth of our Operating Assets portfolio, through the continued development of strategic project opportunities, and from ongoing MPC land development and homesite sales. We generate cash flow from the sale of land in our MPC business and the operations of our operating properties which funds the development of strategic development opportunities which is expected to generate meaningful growth in recurring income in our Operating Assets segment. We are focused on maximizing value from all of our assets, and we continue to develop, acquire and manage our assets to achieve this goal. We are headquartered in Dallas, Texas, and in New York, New York, and our assets are located across the United States.

We were incorporated in Delaware in 2010. Through our predecessors, we have been in business for several decades. We operate our business in three segments: MPCs, Operating Assets and Strategic Developments. Financial information about each of our segments is presented in Note 17 – Segments of our audited consolidated financial statements.

Our Competitive Strengths

We believe that we distinguish ourselves from other real estate companies through the following competitive strengths:

•

Management Team with Track Record of Value Creation.  We have completed the development of over 4.2 million square feet of office and retail operating properties, 1,645 multi-family units and 913 hospitality keys since 2011. Excluding land which we own, we have invested approximately $1.6 billion in these developments, which is projected to generate a 9.9% yield on cost or $155.1 million per year of net operating income (“NOI”) upon stabilization. At today’s market cap rates, this implies value creation to our shareholders of roughly $1.0 billion. These investments and returns exclude condominium development as well as projects under construction such as the Seaport District NYC. Our investment of approximately $283.2 million of cash equity in these projects since inception, is projected to generate a 29.7% return on cash equity assuming a 5.5% cost of debt, which approximates our historical cost. In addition, we have either opened or have under construction 1,381 condominium units in Ward Village, which have approximately 93% units sold at a targeted profit margin, excluding land costs, of approximately 30%.

•	Unique, Diverse Portfolio. We own a portfolio with many diverse market leading assets located across 12 states with a combination of steady cash flow and longer term value creation opportunities.

•

Unparalleled Value Creation Opportunity.  We own one of the preeminent development pipelines in the world with over 50.0 million square feet of vertical entitlements remaining across our portfolio. This represents approximately 12 times the 4.2 million square feet we have delivered in the last seven years without having to acquire another development site or external asset, which we believe is a significant competitive advantage over other real estate development corporations.

•

Low Leverage, Flexible Balance Sheet.  As of December 31, 2017, our total debt equaled approximately 42.5% of the book value of our total assets, which we believe is significantly less than the market value. Our net debt, which includes our share of debt of Real Estate and other Affiliates less cash and Special Improvement District (“SID”) and Municipal Utility Districts (“MUD”) receivables, equaled approximately 23.3% of our total enterprise value. We finished the year with approximately $861.1 million of cash on hand. We have focused our efforts on obtaining non-recourse debt for both our construction financing and long-term fixed rate mortgage financing and have limited cross-collateralization across the portfolio. Our low leverage, with a focus on project specific financing, provides substantial insulation against potential downturns and provides us with the flexibility to evaluate new real estate project opportunities.

•

Self-Funded Business Plan.  One of our key differentiators is our ability to self-fund significant portions of our new development without having to dispose of our recently completed developments or raise additional equity. In normal years, our residential land sales, recurring NOI and profits on the sales of condominium units generate substantial amounts of free cash flow which is used to fund the equity required to execute our many development opportunities. Furthermore, we are not required to pay dividends and are not restricted from investing in any asset type, amenity or service, providing further flexibility as compared to many other real estate companies which are limited in their activities because they have elected to be taxed as real estate investment trusts (“REIT”). We believe our structure currently provides significant financial and operating flexibility to maximize the value of our real estate portfolio.

Overview of Business Segments

We operate in three complementary business segments: Operating Assets, MPCs and Strategic Developments. The combination of these three segments provides both operational and financial synergies. The vast majority of the assets in our Operating Assets segment are located within our MPCs. This helps us achieve scale and, in most cases, critical mass, which leads to pricing power in lease and vendor negotiations; increased ability to attract, hire and retain the best local leadership and leasing teams; flexibility to meet changing customer demands; and enhanced ability to identify and capitalize on emerging opportunities. In our MPC segment, we plan, develop and manage small cities in markets with strong long-term growth fundamentals. This business involves the horizontal development of residential land and selling the improved acreage to homebuilders for the eventual sale of homes to new residents. Combined, our MPCs span over 80,000 gross acres, with over 7,600 residential acres of land remaining to be developed and sold across our portfolio. In addition to the residential land, our MPC segment contains more than 3,300 acres designated for commercial development or sale to non-competing users such as hospitals. This land is held in our MPC segment until we identify demand for a new commercial development, at which point the land is transitioned into our Strategic Developments segment.

The operational synergies of combining our three business segments creates a unique and continuous value-creation cycle. We sell land to residential homebuilders in our MPC segment and the new homes attract residents to our cities looking for places to work and shop. New homeowners create demand for commercial developments, such as retail, office, self-storage and hospitality offerings. We build these commercial properties through our Strategic Developments segment when the timing is right, which helps mitigate development risk, using the cash flow harvested from the sale of land to homebuilders. Once these strategic developments are completed and stabilized, they transition to our Operating Assets segment and increase our recurring NOI, further funding the equity requirements in our Strategic Developments segment. New office, retail and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that exceed the broader market. Increased demand for residential land generates more cash flow from our MPC segment, thus continuing the cycle.

The following further describes our three business segments and provides a general description of the assets comprising these segments. This section should be referred to when reading “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” which contains information about our financial results and operating performance for our business segments.

Master Planned Communities. Our MPC segment includes the development and sale of residential and commercial land, primarily in large-scale, long-term projects. Our five MPCs include The Woodlands, Bridgeland, and The Woodlands Hills in Houston; Summerlin in Las Vegas; and Columbia, Maryland. These developments often require decades of investment and continued focus on the changing market dynamics surrounding these communities. We believe that the long-term value of our MPCs remains strong because of their competitive positioning in their respective markets, our in-depth experience in diverse land use planning and the fact that we have substantially completed the entitlement processes within the majority of our communities.

Our MPCs have won numerous awards for design excellence and for community contribution. Among its many honors, Summerlin was recently ranked fourth on the list of best-selling MPCs by RCLCO. Bridgeland was recently recognized by the National Association of Home Builders with four Silver awards, including “Best Landscape Design – Master Plan.” Hughes Landing in The Woodlands recently received Gold and Commendation awards from the International Council of Shopping Centers at the 2017 U.S. Design and Development Awards competition.

We expect the competitive position, desirable locations and land development expertise to drive the long-term growth of our MPCs. As of December 31, 2017, our MPCs include approximately 11,031 remaining saleable acres of land. Residential sales, which are generated primarily from the sale of finished lots and undeveloped superpads to residential homebuilders and developers, include standard and custom parcels designated for detached and attached single family homes, and range from entry-level to luxury homes. Superpad sites are generally 20 to 25-acre parcels of unimproved land where we develop and construct the major utilities (water, sewer and storm drainage) and roads to the borders of the parcel and the homebuilder completes the on-site utilities, roads and finished lots. Revenue is also generated through price participation with homebuilders.

We also occasionally sell or lease land for commercial development when we deem its use will not compete with our existing properties or our development strategy. Commercial sales include land parcels designated for retail, office, hospitality, high density residential projects (e.g., condominiums and apartments), services and other for-profit activities, as well as those parcels designated for use by government, schools and other not-for-profit entities.

Operating Assets. Our Operating Assets segment contains 57 assets, including our investments in joint ventures and other assets, consisting of 13 retail, 25 office, six multi-family, three hospitality properties and 10 other operating assets and investments. We have developed many of these assets since the Company’s inception in 2010. Revenue is primarily generated through rental and hospitality services and is directly impacted by trends in rental and occupancy rates and operating costs. We will also occasionally sell an operating asset when it does not complement our existing properties or no longer fits within our current strategy. We believe that the long-term value of our Operating Assets lies in our premier portfolio located in geographically diverse locations. We believe these assets have the potential for future growth by increasing rental rates, absorbing remaining vacancy, and changing the tenant mix in retail centers to improve gross sales revenue of our tenants, thereby increasing rents.

For certain assets, we believe there are opportunities to improve operating performance through redevelopment or repositioning. Redevelopment plans for these assets may include office, retail or residential space, shopping centers, movie theaters, parking complexes or open space. The redevelopment plans may require that we obtain permits, licenses, consents and/or waivers from various parties. These opportunities will require new capital investment and vary in complexity and scale. The redevelopment opportunities range from those that would have minimal disruption to the property to those requiring partial or full demolition of existing structures for new construction. Factors we evaluate in determining whether to redevelop or reposition an asset include the following: (1) existing and forecasted demographics surrounding the property; (2) competition related to existing and/or alternative uses; (3) existing entitlements of the property and our ability to change them; (4)

compatibility of the physical site with proposed uses; and (5) environmental considerations, traffic patterns and access to the properties.

We generally transfer an operating asset that is being repositioned or redeveloped into our Strategic Developments segment when we close operations at a property and/or begin construction on the redevelopment project. Upon completion of construction or renovation of a development or redevelopment, the asset is fully or partially placed in service and transferred back into our Operating Assets segment.

Strategic Developments. Our Strategic Developments segment consists of 28 development or redevelopment projects, most of which require extensive planning and expertise in large-scale and long-range development to maximize their highest and best uses. The strategic process is complex and unique to each asset and requires on-going assessment of the changing market dynamics prior to the commencement of construction. We must study each local market, determine the highest and best use of the land and necessary improvements to the area, obtain entitlements and permits, complete architectural design and construction drawings, secure tenant commitments and obtain and commit sources of capital.

We are in various stages of predevelopment or execution of our strategic plans for many of these assets based on market conditions. As of December 31, 2017, we had 13 properties under construction and not yet placed into service. Excluding our two projects in joint ventures, total estimated aggregate project costs remaining to be spent on our 11 consolidated properties under construction as of December 31, 2017, are $934.3 million, of which $468.0 million remains to be funded by us and the remaining amounts to be funded with existing debt. We generally obtain construction financing to fund a majority of the costs associated with developing these assets. Furthermore, we are always undergoing processes to obtain the required permits for our large scale real estate developments.

The chart below presents our assets classified by reportable segment, predominant use and geographic location at December 31, 2017:

Geographic	Master Planned			Strategic
Region	Communities	Operating Assets		Developments

Houston
		Retail	Office	Under Construction
	• Bridgeland	▪ Creekside Village Green	▪ One Hughes Landing	▪ 100 Fellowship Drive
	• The Woodlands	▪ Hughes Landing Retail	▪ Two Hughes Landing	▪ Creekside Park Apartments
	• The Woodlands Hills	▪ 1701 Lake Robbins	▪ Three Hughes Landing (b)	▪ Lake Woodlands Crossing Retail
		▪ 20/25 Waterway Avenue	▪ 1725-35 Hughes Landing Boulevard
		▪ Waterway Garage Retail	▪ 2201 Lake Woodlands Drive	Other
		▪ 2000 Woodlands Parkway	▪ 9303 New Trails	▪ Bridgeland Apartments
		▪ Lakeland Village Center at Bridgeland (b)	▪ 3831 Technology Forest Drive
▪ 3 Waterway Square
		Multi-family	▪ 4 Waterway Square
		▪ Millennium Waterway Apartments	▪ 1400 Woodloch Forest
▪ Millennium Six Pines Apartments (a)
		▪ One Lakes Edge	Other
▪ HHC 242 Self-Storage (c)
		Hospitality	▪ HHC 2978 Self-Storage (c)
		▪ Embassy Suites at Hughes Landing	▪ Stewart Title of Montgomery
		▪ The Westin at The Woodlands (b)	County, TX (d)
		▪ The Woodlands Resort &	▪ The Woodlands Parking Garages
		Conference Center	▪ Woodlands Sarofim #1 (d)
▪ Woodlands Ground Lease

Las Vegas
	• Summerlin	Retail	Office	Under Construction
		▪ Downtown Summerlin	▪ ONE Summerlin	▪ Two Summerlin
▪ Aristocrat
Other
	Other	Multi-family	▪ Las Vegas 51s (a)	Other
	• The Summit (d)	▪ Constellation (a)	▪ Summerlin Hospital Medical	▪ Las Vegas Ballpark
			Center (d)	▪ Downtown Summerlin Apartments
			▪ Hockey Ground Lease	▪ 80% Interest in Fashion
Show Air Rights

Columbia
	• Maryland Communities	Retail	Office	Under Construction
		▪ Columbia Regional Building	▪ 10-70 Columbia Corporate Center	▪ m.flats/TEN.M (d)
▪ Columbia Office Properties
		Multi-family	▪ One Mall North	Other
		▪ The Metropolitan Downtown	▪ One Merriweather (c)	▪ American City Building
		Columbia (d)	▪ Two Merriweather (c)	▪ Three Merriweather

New York
		Retail		Under Construction
		▪ Seaport District NYC - Historic Area/Uplands		▪ 33 Peck Slip (d) (f)
▪ Seaport District NYC - Pier 17 (g)
		Multi-family		▪ Seaport District NYC - Tin Building (g)
▪ 85 South Street

Honolulu
		Retail	Other	Under Construction
		▪ Ward Village Retail (e)	▪ Kewalo Basin Harbor	▪ Ae`o
▪ Anaha (h)
▪ Ke Kilohana
▪ Waiea (h)

Other
▪ Maui Ranch Land

Other
		Retail	Office	Other
		▪ Outlet Collection at Riverwalk	▪ 110 North Wacker	▪ AllenTowne
▪ Bridges at Mint Hill
▪ Circle T Ranch and Power Center (d)
▪ Cottonwood Mall
▪ The Elk Grove Collection (i)
▪ Landmark Mall (f)
▪ Ridgely Building (j)
▪ West Windsor

(a)	Asset was held as a joint venture until our acquisition of our partner’s interest.
(b)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2016.
(c)	Asset was placed in service and moved from the Strategic Developments segment to the Operating Assets segment during 2017.
(d)	A non-consolidated investment. Refer to Note 5 – Real Estate and Other Affiliates in our Consolidated Financial Statements.
(e)	Includes retail within the recently opened Waiea and Anaha condominium towers.
(f)	Asset is in redevelopment and moved from the Operating Assets segment to the Strategic Developments segment during 2017.
(g)

Effective January 1, 2017, we moved the Seaport District NYC assets under construction and related activities to the Strategic Developments segment from the Operating Assets segment. Seaport District NYC operating properties currently in service and related operating results remain presented within the Operating Assets segment.

(h)	Waiea and Anaha are open and occupied by tenants with sales of remaining units ongoing.
(i)	Formerly known as The Outlet Collection at Elk Grove.
(j)	Asset was previously included in Columbia Office Properties.

Competition

The nature and extent of our competition depends on the type of property involved. With respect to our MPC segment, we compete with other landholders and residential and commercial property developers primarily in the development of properties within Las Vegas, Nevada; the greater Houston, Texas area; and the Baltimore, Maryland/Washington, D.C. markets. Significant factors which we believe allow us to compete effectively in this business include:

•	the size and scope of our MPCs;
•	years of experience serving and strong reputation within the industry;
•	the recreational and cultural amenities available within our communities;
•	the commercial centers in the communities, including the properties that we own and/or operate or may develop;
•	our relationships with homebuilders;
•	our level of debt relative to total assets; and
•	the proximity of our developments to major metropolitan areas.

With respect to our Operating Assets segment, we primarily compete for retail and office tenants, residential tenants and hospitality guests. We believe the principal factors that retailers consider in making their leasing decisions include: (1) consumer demographics; (2) age, quality, design and location of properties; (3) neighboring real estate projects that have been developed or that we, or others, may develop in the future; (4) diversity of retailers and anchor tenants at shopping center locations; (5) management and operational expertise; and (6) rental rates. The principal factors influencing tenant leasing decisions for our office space include: (1) rental rates; (2) attractive views; (3) walkable retail; (4) commute time; (5) efficiency of space; and (6) demographics of available workforce. For residential tenants, we believe the factors that impact their decision where to live are: (1) walkability/proximity to work; (2) amenities; and (3) the best value for their money. Our hospitality guests generally make decisions on which hotel they prefer based on: (1) the nature and intention of their trip; (2) brand loyalty; or (3) location and convenience to either an urban or open resort experience.

With respect to our Strategic Developments segment, our direct competitors include other commercial property developers, residential condominium developers and other owners of commercial real estate that engage in similar businesses. With significant existing entitlements, we hold an advantage over many of our competitors in our markets in that we already own and control, or have significant influence over, substantial acreage for development. We also own the majority of square feet of each product type in many of our markets.

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

Substantially all of our properties have been subject to third-party Phase I environmental assessments, which are intended to evaluate the environmental condition of the surveyed and surrounding properties. As of December 31, 2017, the assessments have not revealed any known environmental liability that we believe would have a material adverse effect on our overall business, financial position or results of operations. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that the conditions have changed since the assessments were prepared (typically at the time the property was purchased or encumbered with debt). Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability on us, or the current environmental condition of our properties will not be adversely affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties (such as the presence on such properties of underground storage tanks) or by third parties unrelated to us.

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

Employees

As of December 31, 2017, we had approximately 1,100 employees, approximately 500 of whom were employed at our hospitality properties.

Available Information

Our website address is www.howardhughes.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other publicly filed documents are available and may be accessed free of charge through the “Investors” section of our website under the SEC Filings subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. Also available through our Investors section of our website are reports filed by our directors and executive officers on Forms 3, 4 and 5, and amendments to those reports. Our website and included or linked information on the website are not incorporated into this Annual Report on Form 10-K.

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

Risks Related to our Business

A downturn in the housing market or decline in general economic conditions could adversely affect our business, financial condition and operations.

We believe that new home sales are an important indicator of future demand for our superpad sites, lots and condominium units. Demand for new homes is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. The prior economic downturn severely affected both the numbers of homes that could be sold in our MPCs and the prices for which homebuilders could sell them. We cannot predict when another economic downturn in the housing market will occur. If there were another economic downturn in the housing market or in general economic conditions, the resulting decline in demand for new homes and condominium units would likely have a material adverse effect on our business, financial condition and results of operations.

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

Many of our mixed-used properties are anchored by “big box” tenants. We could be adversely affected if these or other anchor stores were to consolidate, close or enter into bankruptcy. Given the current economic environment for certain retailers, there is a heightened risk an anchor store could close or enter into bankruptcy. Any losses resulting from the bankruptcy of any of our existing tenants could adversely impact our financial condition. Even if we own the anchor space, we may be unable to re-lease this area or to re-lease it on comparable terms. The loss of these revenues could adversely affect our results of operations and cash flows. Further, the temporary or permanent loss of any anchor would likely reduce customer traffic in the retail center, which could lead to decreased sales at other retail stores. Rents obtained from other tenants may be adversely impacted as a result of co-tenancy clauses in their leases. One or more of these factors could cause the retail center to fail to meet its debt service requirements. The consolidation of anchor stores may also negatively affect lease negotiations and current and future development projects.

We may have to make significant capital expenditures to maintain our hotel properties, and any hotel redevelopment or development activities we undertake may be more costly than we anticipate.

From time to time, our hotels will have a need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment. Managers or franchisors of our hotels also require periodic capital improvements pursuant to management agreements we enter into with them or as a condition of maintaining franchise licenses. Generally, we are responsible for the cost of these capital improvements. As part of our long-term growth strategy, we may also develop hotel properties, timeshare units or other alternate uses of portions of our existing properties, including the development of retail, office or apartments, including through joint ventures. Such renovation and development involves substantial risks, including, but not limited to:

•	construction cost overruns and delays;
•	the disruption of operations and displacement of revenue at operating hotels, including revenue lost while rooms, restaurants or meeting space under renovation are out of service;
•	the cost of funding renovations or developments and inability to obtain financing on attractive terms;
•	the return on our investment in these capital improvements or developments failing to meet expectations;
•	governmental restrictions on the nature or size of a project or the inability to obtain all necessary zoning, land use, building, occupancy, and construction permits; and

•	disputes with franchisors or property managers regarding compliance with relevant franchise agreements or management agreements.

The occurrence of any of the aforementioned risks or any others not currently known to us could negatively impact certain hotel properties and result in a material adverse effect on our financial condition and results of operations.

The concentration of our properties in certain states may make our revenues and the value of our assets vulnerable to adverse changes in local economic conditions.

Many of the properties we own are located in the same or a limited number of geographic regions, including Texas, Hawaii, Las Vegas, New York and Maryland. Our operations at the properties in these states are generally subject to significant fluctuations by various factors that are beyond our control such as the regional and local economy, which may be negatively impacted by material relocation by residents, industry slowdowns, plant closings, increased unemployment, lack of availability of consumer credit, levels of consumer debt, housing market conditions, adverse weather conditions, natural disasters and other factors, as well as the local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, hotel rooms and the availability and creditworthiness of current and prospective tenants.

In addition, some of our properties are subject to various other factors specific to those geographic areas. For example, tourism is a major component of both the local economies in Hawaii and Nevada. Ward Village, which is located in Honolulu, Hawaii, and Summerlin, which is located in Las Vegas, Nevada, may be impacted by the local and global tourism industry. These properties are susceptible to any factors that affect travel and tourism related to Hawaii and Las Vegas, including cost and availability of air services and the impact of any events that disrupt air travel to and from these regions. Moreover, these properties may be affected by risks such as acts of terrorism and natural disasters, including major fires, floods and earthquakes, as well as severe or inclement weather, which could also decrease tourism activity in Las Vegas or Hawaii.

Further, Summerlin is to some degree dependent on the gaming industry, which could be adversely affected by changes in consumer trends and preferences and other factors over which we have no control. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines, many of which are located outside of Las Vegas. Furthermore, competition from internet lotteries, sweepstakes, and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could negatively impact the population in the Las Vegas area. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with the gaming industry in Las Vegas, which could have a negative impact on the local Las Vegas economy and result in an adverse effect on Summerlin and Downtown Summerlin.

Markets and the local economy surrounding our properties in Columbia, Maryland are heavily influenced by government spending and activity. A reduction of government spending in this market generally could decrease the demand for housing and retail space in this geographic region.

The Woodlands, The Woodlands Hills and Bridgeland in the Houston, Texas region depend significantly on the energy sector. Our success depends to a large extent upon the business activity, population, income levels, employment trends and real estate activity in and around Houston, Texas. In the event that oil prices fall and remain depressed for a sustained period, as they recently have, demand may decrease for housing and commercial space in The Woodlands, Bridgeland and The Woodlands Hills and hotel rooms at our hospitality properties in The Woodlands.

If any or all of the factors discussed above were to occur and result in our inability to sell or lease our residential and commercial property, or book an adequate amount of hotel room stays at our hospitality properties, in any of these geographic regions, it would likely have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks associated with the development, redevelopment or construction of our properties.

Our development, redevelopment and construction activities expose us to risks such as:

•	inability to obtain construction financing for the development or redevelopment of properties;
•

increased construction costs for a project that exceeded our original estimates due to increases in materials, labor or other costs, which could make completion of the project less profitable because market rents or condominium prices may not increase sufficiently to compensate for the increased construction costs;

•	construction delays, which may increase project development costs;
•	claims for construction defects after a property has been developed;
•	poor performance or nonperformance by any of our joint venture partners or other third parties on whom we rely;
•	health and safety incidents and site accidents;
•	easement restrictions which may impact our development costs and timing;
•	compliance with building codes and other local regulations; and
•	the inability to secure tenants necessary to support commercial projects.

If any of the aforementioned risks were to occur during the development, redevelopment or construction of our properties, it could have a substantial negative impact on the project’s success and result in a material adverse effect on our financial condition or results of operations.

Development of properties entails a lengthy, uncertain and costly entitlement process.

Approval to develop real property sometimes requires political support and generally entails an extensive entitlement process involving multiple and overlapping regulatory jurisdictions and often requires discretionary action by local governments. Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. We incur substantial costs to comply with legal and regulatory requirements. An increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that the property is not feasible for development. In addition, our competitors and local residents may challenge our efforts to obtain entitlements and permits for the development of properties. The process to comply with these regulations is usually lengthy and costly, may not result in the approvals we seek, and can be expected to materially affect our development activities.

Specifically, our redevelopment plans for the Seaport District are subject to a Uniform Land Use Review Procedure (“ULURP”) that requires approval by the New York City Council, the New York City Landmarks Preservation Commission and various other government agencies. Our inability to obtain or modify the ULURP could negatively affect our future redevelopment plans for the Seaport District.

Government regulations and legal challenges may delay the start or completion of the development of our communities, increase our expenses or limit our homebuilding or other activities.

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

In addition, there is a variety of legislation being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. New building code requirements that impose stricter energy efficiency standards could significantly increase our cost to construct buildings. Such environmental laws may affect, for example, how we manage storm water runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. As climate change concerns continue to grow, legislation and regulations of this nature are expected to continue and become more costly to comply with. In addition, it is possible that some form of expanded energy efficiency legislation may be passed by the U.S. Congress or federal agencies and certain state legislatures, which may, despite being phased in over time, significantly increase our costs of building MPCs and the sale price to our buyers and adversely affect our sales volumes. We may be required to apply for additional approvals or modify our existing approvals because of changes in local circumstances or applicable law.

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

We may hire and supervise third-party contractors to provide construction, engineering and various other services for wholly-owned development projects or development projects undertaken by real estate ventures in which we hold an equity interest. Certain of these contracts are structured such that we are the principal rather than the agent. As a result, we may assume liabilities in the course of the project and be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties we have engaged.

Adverse outcomes of disputes or litigation could negatively impact our business, results of operations and financial condition, particularly if we have not limited the extent of the damages to which we may be liable, or if our liabilities exceed the amounts of the insurance that we carry. Moreover, our tenants and condominium owners may seek to hold us accountable for the actions of contractors because of our role even if we have technically disclaimed liability as a legal matter, in which case we may determine it necessary to participate in a financial settlement for purposes of preserving the tenant or customer relationship or to protect our corporate brand. Acting as a principal may also mean that we pay a contractor before we have been reimbursed by our tenants or have received the entire purchase price of a condominium unit from the purchaser. This exposes us to additional risks of collection in the event of a bankruptcy, insolvency or a condominium purchaser default. The reverse can occur as well, where a contractor we have paid files for bankruptcy protection or commits fraud with the funds before completing a project which we have funded in part or in full.

Our indebtedness could adversely affect our business, prospects, financial condition or results of operations and prevent us from fulfilling our obligations under our Senior Notes.

We have a significant amount of indebtedness. As of December 31, 2017, our total consolidated debt was approximately $2.9 billion (excluding an undrawn balance of $30.0 million under our revolving facilities) of which $1.2 billion was recourse to the Company. In addition, we have $42.9 million of recourse guarantees associated with undrawn construction financing commitments as of December 31, 2017. As of December 31, 2017, our proportionate share of the debt of our unconsolidated joint ventures (“Real Estate and Other Affiliates”) was $85.0 million based upon our economic ownership. All of the debt of our Real Estate and Other Affiliates is non-recourse to us.

Subject to the limits contained in the indenture governing the $1,000,000,000 5.375% senior notes due 2025 (the “Senior Notes”) and any limits under our other debt agreements, we may need to incur substantial additional indebtedness from time to time, including project indebtedness for developments by our subsidiaries. If we incur additional indebtedness, the risks related to our level of indebtedness could intensify. Specifically, an increased level of indebtedness could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Senior Notes;
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
•

resulting in an event of default if we fail to satisfy our obligations under our indebtedness, which default could result in all or part of our indebtedness becoming immediately due and payable and, in the case of our secured debt, could permit the lenders to foreclose on our assets securing such debt.

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

Additionally, certain of our debt agreements also contain various restrictive covenants, including minimum net worth requirements, maximum payout ratios on distributions, minimum debt yield ratios, minimum fixed charge coverage ratios, minimum interest coverage ratios and maximum leverage ratios.

The restrictions under the indenture and/or other debt agreements could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.

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

We may be unable to develop and expand our properties without sufficient capital or financing.

Our business objective includes the development and redevelopment of our properties, particularly those in our Strategic Developments segment, which we may be unable to do if we do not have or cannot obtain sufficient capital to finance any development or redevelopment projects, including our inability to obtain debt capital from lenders or the capital markets, or government incentives, such as tax increment financing, to proceed with planned development, redevelopment or expansion activities. We may be unable to obtain an anchor store, mortgage lender and property partner approvals that are required for any such development, redevelopment or expansion. We may abandon redevelopment or expansion activities already underway that we are unable to complete due to the inability to secure additional capital to finance such activities. This may result in charge-offs of costs previously capitalized. In addition, if redevelopment, expansion or reinvestment projects are unsuccessful, the investment in such projects may not be recoverable, in full or in part, from future operations or sale resulting in impairment charges.

Our business model includes entering into joint venture arrangements with strategic partners and our strategic partners may have different interests than us.

We currently have and intend to enter into joint venture partnerships. These joint venture partners may bring local market knowledge and relationships, development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive advantages. In the future, we may not have sufficient resources, experience and/or skills to locate desirable partners. We also may not be able to attract partners who want to conduct business in the locations where our properties are located, and who have the assets, reputation or other characteristics that would optimize our development opportunities.

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

There are numerous shopping facilities that compete with our operating retail properties in attracting retailers to lease space. In addition, retailers at these properties face continued competition from other retailers, including internet retailers, retailers at other regional shopping centers, outlet malls and other discount shopping centers, discount shopping clubs, and catalog companies. Competition of this type could adversely affect our results of operations and financial condition.

In addition, we compete with other major real estate investors with significant capital for attractive investment and development opportunities. These competitors include REITs and private institutional investors.

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

Certain provisions of the Internal Revenue Code could limit our ability to fully utilize certain tax assets if we were to experience a “change of control.” If such an event were to occur, the cash flow benefits we might otherwise have received would be eliminated. For example, we currently have approximately $147.1 million of federal net operating loss carryforwards, $25.0 million of which are subject to the separate return year limitation rules.

The effect of comprehensive United States tax reform legislation on the Company and its affiliates, whether adverse or favorable, is uncertain.

Changes to United States federal income tax rules and regulations could have material United States federal income tax consequences for the Company or an investment in the Company. On December 22, 2017, President Trump signed into law H.R. 1, known as the “Tax Cuts and Jobs Act” (the “Tax Act”) that significantly changes the United States federal income tax system. Among a number of significant changes to the current United States federal income tax rules, the Tax Act reduces the marginal United States corporate income tax rate from 35% to 21%, limits the deduction for net interest expense and compensation expense above $1.0 million, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the United States federal income tax base. The effect of the Tax Act on us, whether adverse or favorable, is uncertain, and may not become evident for some period of time. You are urged to consult your tax advisor regarding the implications of the Tax Act for an investment in the Company.

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

A number of our properties are located in areas which are subject to natural or other disasters, including hurricanes, floods, earthquakes and oil spills. We cannot predict the extent of damage that may result from such adverse weather events, which depend on a variety of factors beyond our control. Some of our properties, including Ward Village, Seaport District NYC and the Outlet Collection at Riverwalk are located in coastal regions, and could be affected by increases in sea levels, the frequency or severity of hurricanes and tropical storms, or environmental disasters, whether such events are caused by global climate changes or other factors. Additionally, adverse weather events can cause widespread property damage and significantly depress the local economies in which the Company operates and have an adverse impact on the Company’s business, financial condition and operations.

In late August 2017, Hurricane Harvey, a Category 4 hurricane, caused extensive and costly damage across Southeast Texas. The Houston area saw catastrophic flooding and unprecedented damage to residences and businesses. The Woodlands, Bridgeland and The Woodlands Hills are located outside of Houston, Texas. Although we do not believe that Hurricane Harvey will have significant long-term effects on our business, financial condition, or operations, we are unable to predict with certainty the full impact of the storm on the markets in which we operate. The Company will continue to monitor the residual effects of Hurricane Harvey on its business and customers. Similar future adverse weather events in Texas could potentially result in extensive and costly property damage to businesses and residences, force the relocation of residents, significantly disrupt economic activity in the region and potentially impact the overall desirability for businesses and employees to locate there.

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

Loss of key personnel could adversely affect our business and operations.

We depend on the efforts of key executive personnel. The loss of the services of any key executive personnel could adversely affect our business and operations. While we believe we have proper succession planning and are confident we could attract and train new personnel if necessary, this could impose additional costs and hinder our business strategy. Competition for qualified personnel in our industry is intense.

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

Compliance with the Americans with Disabilities Act may be a significant cost for us.

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

Pershing Square Capital Management, L.P. and its affiliates (collectively, “Pershing Square”) own approximately 5.1% of our outstanding common stock and have economic exposure under cash-settled total return swaps to an additional 5,399,839 notional shares of our common stock, equaling a fully diluted economic interest of approximately 17.7% of our outstanding shares. Mr. William Ackman, our Chairman, is the CEO and founder of Pershing Square. Pershing Square has the ability to influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and its interests may not in all cases be aligned with the interests of other stockholders.

In addition, under the stockholder agreement between us and Pershing Square, if we make a public or non-public offering of our common stock (or securities convertible or exchangeable into common stock), Pershing Square has a right to acquire the securities for the same price and on the same terms up to the amount needed for it to maintain its then aggregate proportionate common stock-equivalent interest in the Company on a fully diluted basis. This right will terminate for Pershing Square when it beneficially owns less than 5% of our outstanding shares on a fully diluted basis.

The concentration of ownership of our outstanding common stock held by Pershing Square and other substantial stockholders, combined with Pershing Square’s additional economic exposure under cash-settled total return swaps, may make some transactions more difficult or impossible without the support of these stockholders, or more likely with the support of these stockholders. The interests of our substantial stockholders could conflict with or differ from the interests of our other stockholders. For example, the concentration of ownership held by Pershing Square and other substantial stockholders, even if these stockholders are not acting in a coordinated manner, could allow Pershing Square and other substantial stockholders to influence our policies and strategy and could delay, defer or prevent a change of control or impede a merger, takeover or other business combination that management and our board of directors believe may otherwise be favorable to us and our other stockholders.

Risks Related to Our Common Stock

Our stock price may continue to be volatile.

The trading price of our common stock is likely to continue to be volatile due to the stock market’s routine periods of large or extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies, including ours. Factors that affect our trading price include the following:

•	results of operations that vary from the expectations of securities analysts and investors, including our ability to finance and achieve operational success at the Seaport District NYC project;
•	results of operations that vary from those of our competitors;
•	change in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•	declines in the market prices of stocks generally, particularly those in the real estate industry;
•	strategic actions by us or our competitors;
•	announcements by us or our competitors of new significant real-estate developments, acquisitions, joint ventures, other strategic relationships, or capital commitments;
•	changes in general economic or market conditions, including increases in interest rates, or trends in our industry or markets;
•	changes in business or regulatory conditions;
•	future sales of our common stock or other securities;
•	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;
•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission;
•	announcements relating to litigation;
•	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
•	the development and sustainability of an active trading market for our stock;
•	changes in accounting principles;

•	events or factors resulting from natural disasters, such as the impact of Hurricane Harvey in the Houston, Texas area; and
•	other events or factors, including those resulting from war, acts of terrorism, or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

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

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•	the right of our board of directors to issue preferred stock without stockholder approval;
•

a requirement that, to the fullest extent permitted by law, certain proceedings against or involving us or our directors or officers be brought exclusively in the Court of Chancery in the State of Delaware; and

•	that certain provisions may be amended only by the affirmative vote of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors.

In addition, we are a Delaware corporation, and Section 203 of the Delaware General Corporation Law (the “DGCL”) applies to us. In general, Section 203 prevents an "interested stockholder" from engaging in certain "business combinations" with us for three years following the date that person becomes an interested stockholder subject to certain exceptions. The statute generally defines "interested stockholder" as any person that is the owner of 15% or more of the outstanding voting stock or is our affiliate or associate and was the owner of 15% or more of outstanding voting stock at any time within the three-year period immediately before the date of determination.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. There also may be dilution of our common stock from the exercise of outstanding warrants, which may materially adversely affect the market price and negatively impact a holder’s investment.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our headquarters are located in Dallas, Texas and New York, New York. We also maintain offices at certain of our properties nationwide, including The Woodlands, Texas; Honolulu, Hawaii; Columbia, Maryland; and Las Vegas, Nevada, which serve operations across all segments. We believe our present facilities are sufficient to support our operations.

Master Planned Communities

Our MPCs are located in and around Houston, Texas; Las Vegas, Nevada; and Columbia, Maryland. The following table summarizes our MPCs, all of which are wholly-owned as of December 31, 2017:

								Remaining	Projected		Undiscounted/
		Total	Approx. No.			Average Price Per Acre		Saleable	Community	Average Cash	Uninflated Value
		Gross	People Living	Remaining Saleable Acres		($ in thousands)		Residential	Sell-Out	Margin (e)	($ in millions)
Community	Location	Acres (a)	in Community	Residential (b)	Commercial (c)	Residential	Commercial	Lots (d)	Date	Residential	Residential	Commercial
Bridgeland	Houston, TX	11,470	8,800	2,440	1,535	$377	$470	14,500	2045	81%	$745	$721
Maryland	Columbia, MD	16,450	112,000	—	97	N/A	576	—	2021	N/A	N/A	56
Summerlin	Las Vegas, NV	22,500	108,000	3,568	821	584	759	39,000 (f)	2039	75%	1,562	623
The Woodlands	Houston, TX	28,475	116,000	231	743	628	945	736	2026	98%	144	702
The Woodlands Hills	Conroe, TX	2,055	—	1,425	171	313	552	5,000	2029	85%	379	94
Total		80,950	344,800	7,664	3,367			59,236			$2,830	$2,196

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

(e)

Average Cash Margin represents the total projected cash profit (total projected cash sales minus remaining projected cash development expenditures excluding land costs), divided by total projected cash sales.

(f)	Amount represents remaining entitlements and not necessarily the number of lots that may ultimately be developed and sold.

The Summit

Within our Summerlin MPC, we are currently developing an exclusive luxury community named The Summit, which is being developed and managed through a joint venture with Discovery Land Company (“Discovery”), a leading developer of luxury communities and private clubs. The 555-acre community is expected to consist of approximately 262 homes, an 18-hole Tom Fazio designed golf course and other amenities for residents.

In 2015, we contributed undeveloped land to the venture at an agreed upon value of $125.4 million, or $226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million cash for development costs as their capital contribution, and we have no further capital obligations. After the return of our capital invested in the project and a 5.0% preferred return, Discovery is entitled to cash distributions by the joint venture until it has received two times its equity contribution. Any further cash distributions are shared 50/50. Discovery is the manager on the project, and land development began in the second quarter of 2015. Through December 31, 2017, 146 custom homesites and 74 built product homesites, including bungalows and villas, were mapped and available for sale, of which the joint venture has sold and closed on 77 of the homesites for $240.8 million, with 17 of these closing for $55.9 million in the year ended December 31, 2017. The golf course was completed and opened to the members of the golf club in October 2017. The clubhouse and related amenities are in the final planning stages with construction expected to commence in 2018. See further discussion in “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operating Assets

In our Operating Assets segment, we own a variety of asset types including retail, office, multi-family, hospitality and other assets and investments. Our portfolio includes approximately 7.0 million square feet of retail and office, 1,623 wholly and partially-owned multi-family units, 913 combined keys at hospitality properties, and other properties and investments. In addition to several other locations, our assets are primarily located in and around Columbia, Maryland; Honolulu, Hawaii; Las Vegas, Nevada; New York, New York; and The Woodlands, Texas. The following table summarizes certain metrics of the retail properties (does not include any retail square feet within our multi-family or office assets) within our Operating Assets segment as of December 31, 2017:

Retail Properties	Location	Rentable Sq.Ft./Units		% Leased	Annualized Base Rent (In thousands) (a)	Annualized Base Rent Per Square Foot (a)	Year Built/ Acquired/Last Renovated
The Woodlands
Hughes Landing Retail	The Woodlands, TX	126,131		98.8%	$3,902	$31.31	2015
Creekside Village Green	The Woodlands, TX	74,669		90.7	1,982	29.27	2015
20/25 Waterway Avenue	The Woodlands, TX	50,062		100.0	1,734	34.64	2007 / 2009
Waterway Garage Retail	The Woodlands, TX	21,513		99.8	759	35.35	2011
1701 Lake Robbins	The Woodlands, TX	12,376		100.0	503	40.67	2014
2000 Woodlands Parkway	The Woodlands, TX	7,900		100.0	217	27.50	1996
		292,651

Columbia
Columbia Regional Building	Columbia, MD	89,199		100.0	2,463	27.61	2014

Seaport District
Seaport District NYC - Historic Area/Uplands	New York, NY	122,921	(b)	92.0	N/A	N/A	2016

Summerlin
Downtown Summerlin	Las Vegas, NV	824,421	(c)	96.6	21,800	29.04	2014

Ward Village
Ward Village Retail - Pending Redevelopment	Honolulu, HI	633,283	(d)	83.1	11,854	22.53	2002
Ward Village - New or Renovated	Honolulu, HI	286,129		99.5	12,937	45.43	2015
		919,412

Other
Outlet Collection at Riverwalk	New Orleans, LA	264,462	(e)	99.8	8,184	31.20	2014
Lakeland Village Center at Bridgeland	Houston, TX	83,466		74.8	1,309	22.35	2016
		347,928
Total		2,596,532

(a)

Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property for December 31, 2017 multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2017 divided by the average occupied square feet.

(b)

A significant portion of the project is on a ground lease where we are the ground lessee. The existing square feet in service as of December 31, 2017 are referenced above. Upon completion of the Pier 17 and Tin Building reconstruction and redevelopment, Seaport District NYC (inclusive of Historic Area/Uplands, Pier 17 and Tin Building) will be approximately 449,527 square feet, as further discussed in Strategic Developments.

(c)	Excludes 381,767 square feet of anchors, 206,279 square feet for ONE Summerlin and 36,914 square feet of additional office space above our retail space.
(d)	As of December 31, 2017, approximately 226,466 square feet of this total has closed and transferred to our Strategic Developments segment.
(e)	The entire project is subject to a ground lease where we are the ground lessee.

The following table summarizes certain metrics of our office assets within our Operating Assets Segment as of December 31, 2017:

Office Assets	Location	Rentable Sq.Ft./Units	% Leased	Annualized Base Rent (In thousands) (a)	Annualized Base Rent Per Square Foot (a)	Effective Annual Rent (In thousands) (b)	Effective Annual Rent per Square Foot (b)	Year Built/ Acquired/ Last Renovated
The Woodlands
1725 Hughes Landing Boulevard	The Woodlands, TX	331,754	69.8%	$5,366	$23.16	$7,110	$30.69	2015
Three Hughes Landing	The Woodlands, TX	320,815	57.3	3,087	27.28	4,209	35.61	2016
1735 Hughes Landing Boulevard	The Woodlands, TX	318,170	100.0	7,283	22.89	10,295	32.36	2015
3 Waterway Square	The Woodlands, TX	232,021	100.0	6,484	27.95	9,487	40.89	2013
4 Waterway Square	The Woodlands, TX	218,551	100.0	6,392	29.25	8,338	38.15	2010
One Hughes Landing	The Woodlands, TX	197,719	100.0	5,646	28.56	8,355	42.26	2013
Two Hughes Landing	The Woodlands, TX	197,714	97.8	5,478	28.77	8,034	42.20	2014
9303 New Trails	The Woodlands, TX	97,967	58.2	1,261	22.13	1,882	33.04	2008
1400 Woodloch Forest	The Woodlands, TX	95,667	96.6	2,745	29.70	2,882	30.53	1981
3831 Technology Forest Drive	The Woodlands, TX	95,078	100.0	2,159	22.70	3,025	31.82	2014
2201 Lake Woodlands Drive (c)	The Woodlands, TX	24,119	100.0	333	13.80	NM	NM	1994
		2,129,575

Columbia
10-70 Columbia Corporate Center	Columbia, MD	888,474	92.6	21,832	26.65	22,011	26.87	2012 / 2014
One Merriweather	Columbia, MD	202,603	81.3	3,333	29.35	3,342	29.43	2017
Two Merriweather	Columbia, MD	124,635	58.2	2,571	35.45	2,571	35.45	2017
One Mall North	Columbia, MD	98,607	98.7	2,874	29.52	2,918	29.97	2016
Columbia Office Properties (d)	Columbia, MD	61,598	100.0	1,681	27.29	1,790	29.06	1969/1972
		1,375,917

Summerlin
ONE Summerlin	Las Vegas, NV	206,279	95.2	6,804	35.44	6,804	35.44	2015

Other
110 North Wacker (e)	Chicago, IL	226,000	100.0	—	—	—	—	1957
Total		3,937,771

(a)

Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property for December 31, 2017 multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2017 divided by the average occupied square feet.

(b)

Effective Annual Rent includes base minimum rent and common area maintenance recovery revenue. Effective Annual Rent Per Square Foot is the Effective Annual Rent divided by the average occupied square feet.

(c)	2201 Lake Woodlands Drive serves as temporary space for tenants relocating to permanent space; therefore, the Effective Annual Rent per Square Foot data is not meaningful.
(d)	Excludes the Ridgely Building which was moved to Strategic Developments in the fourth quarter of 2017.
(e)

Per the early termination agreement, tenant stopped paying rent in 2017 and vacated the premises effective January 2018. We began demolition of the building in the first quarter of 2018, and construction is expected to begin in the second quarter of 2018.

The following tables summarize certain metrics of our multi-family, hospitality, and other Operating Assets as of December 31, 2017:

Multi-family Assets	Location	Economic Ownership %	# Units	Retail Square Feet	% Leased	Average Monthly Rate	Average Monthly Rate Per Square Foot	Year Built / Acquired / Last Renovated
The Woodlands
Millennium Six Pines Apartments	The Woodlands, TX	100%	314	—	98.4%	$1,971	$2.06	2014
Millennium Waterway Apartments	The Woodlands, TX	100	393	—	95.9	1,817	2.02	2010
One Lakes Edge	The Woodlands, TX	100	390	23,280	98.2	2,308	2.34	2015

Columbia
The Metropolitan Downtown Columbia	Columbia, MD	50	380	13,591	95.0	1,966	2.08	2015

Summerlin
Constellation	Las Vegas, NV	100	124	—	97.6	2,114	1.66	2016

Seaport District
85 South Street	New York, NY	100	22	13,000	95.5	3,628	1.89	2014
			1,623	49,871

Hospitality Assets	Location	Economic Ownership %	# Keys	2017 Average Daily Rate	2017 Revenue Per Available Room	Year Built / Acquired / Last Renovated
The Woodlands
Embassy Suites at Hughes Landing	The Woodlands, TX	100%	205	$191.48	$154.58	2015
The Westin at The Woodlands	The Woodlands, TX	100	302	205.95	144.77	2016
The Woodlands Resort & Conference Center	The Woodlands, TX	100	406	204.80	108.92	2014	(a)

(a)	The Woodlands Resort & Conference Center was built in 1974, expanded in 2002, and renovated in 2014.

Other Assets	Location	Economic Ownership %	Asset Type	Square Feet / Acres / Units	% Leased	Year Built / Acquired / Last Renovated
The Woodlands
The Woodlands Parking Garages	The Woodlands, TX	100%	Garage	2,988	N/A	2008/2009	(a)
Woodlands Sarofim #1	The Woodlands, TX	20	Industrial	129,790	71.4%	late 1980s
Stewart Title of Montgomery County, TX	The Woodlands, TX	50	Title Company	—	N/A	—
HHC 242 Self-Storage	The Woodlands, TX	100	Storage	654	37.0%	2017
HHC 2978 Self-Storage	The Woodlands, TX	100	Storage	784	33.9%	2017
Woodlands Ground Lease	The Woodlands, TX	100	Ground lease	N/A	N/A	2011

Summerlin
Summerlin Hospital Medical Center	Las Vegas, NV	5	Hospital	—	N/A	1997
Las Vegas 51s	Las Vegas, NV	100	Minor League Baseball Team	—	N/A	2017
Hockey Ground Lease	Las Vegas, NV	100	Ground lease	N/A	N/A	2017

Ward Village
Kewalo Basin Harbor	Honolulu, HI	Lease	Marina	55 acres	N/A	—

(a)	The Woodlands Parking Garages consist of two garages: Woodloch Forest Garage, built in 2008, and Waterway Square Garage, built in 2009.

The following table summarizes our Operating Segment lease expirations:

Year	Number of Expiring Leases		Total Square Feet Expiring	Total Annualized Base Rent Expiring (in thousands)	% of Total Annual Gross Rent Expiring
2018	187	(a)	291,545	$8,506,561	4.8%
2019	123		639,017	12,669,664	7.1
2020	131		435,588	11,644,558	6.6
2021	74		435,456	11,524,889	6.5
2022	117		848,444	12,282,270	6.9
2023	80		588,995	20,056,641	11.3
2024	68		596,966	15,037,891	8.5
2025	141		767,541	29,081,412	16.4
2026	36		205,246	6,377,186	3.6
2027	47		621,887	18,227,733	10.3
2028+	72		1,141,695	32,106,417	18.0
Total	1,076		6,572,380	$177,515,222	100.0%

(a)	Includes 95 specialty leases totaling 76,580 square feet which expire in less than 365 days.

Strategic Developments

We continue to develop, plan to develop, hold or seek development rights for unique properties in New York, New York; Honolulu, Hawaii; The Woodlands, Texas; Columbia, Maryland; and Las Vegas, Nevada. We continue to execute our strategic plans for developing several of these assets with construction either actively underway or pending. Once stabilized, Strategic Developments are transferred into our Operating Assets segment and increase recurring cash flow.

The majority of our Total Estimated Costs of projects currently Under Construction relate to our projects in Honolulu and in New York at the Seaport District. Ward Village, our key development in Honolulu, Hawaii, is a globally recognized urban master planned community offering integration with local culture, access to parks and public amenities, unique retail experiences, exceptional residences and desirable workforce housing. Seaport District, located on the East River in Lower Manhattan, encompasses seven buildings on several city blocks and will total 396,527 square feet,  excluding 53,000 square feet related to the Tin Building, of innovative culinary, fashion, entertainment and cultural experiences. Highlights include the renovated Pier 17, with a 1.5-acre rooftop that will have a restaurant, outdoor bars and a venue for special events, scheduled to open throughout 2018.

The following table summarizes our Strategic Developments projects as of December 31, 2017:

	Location	Size / GLA		Size (Acres)		Total Estimated Cost (in thousands)		Construction Start		Estimated Completion		Estimated Stabilization Date
Strategic Developments Under Construction
The Woodlands
Creekside Park Apartments	The Woodlands, TX	292 units		14		$42,111		Q1 2017		Q3 2018		2019
100 Fellowship Drive	The Woodlands, TX	203,000		14		63,278		Q1 2017		2019		2019
Lake Woodlands Crossing Retail	The Woodlands, TX	60,300 retail		8		15,381		Q4 2017		Q4 2018		2020

Columbia
m.flats/TEN.M (a)	Columbia, MD	437 units		5		109,000		Q1 2016		Q1 2018		2019

Ward Village
Ae`o	Honolulu, HI	466 units / 68,300 retail		3		428,508		Q1 2016		2019		N/A
Anaha	Honolulu, HI	317 units / 16,100 retail		2		401,314		Q4 2014		Opened	(b)	N/A
Ke Kilohana	Honolulu, HI	424 units / 21,900 retail		1		218,898		Q3 2016		2019		N/A
Waiea	Honolulu, HI	174 units / 8,200 retail		2		424,604		Q2 2014		Opened	(b)	N/A

Seaport District
Seaport District NYC - Pier 17 and Historic Area / Uplands	New York, NY	396,131	(c)	6		622,883		Q4 2013		Q4 2018		2021
Seaport District NYC - Tin Building	New York, NY	53,396 retail		1		161,812		Q4 2017		Q1 2020		2021
33 Peck Slip (a)	New York, NY	66 rooms		N/A		67,000		Q1 2017		Q2 2018		2021

Summerlin
Aristocrat	Las Vegas, NV	2 buildings / 90,000 each		12		46,661		Q2 2017		Q2 2018		2019
Las Vegas Ballpark	Las Vegas, NV	—		9		—	(d)	—	(d)	—	(d)	N/A
Two Summerlin	Las Vegas, NV	145,000		4		49,538		Q2 2017		Q3 2018		2020

Future Strategic Developments Rights or Pending Construction

Columbia
American City Building	Columbia, MD	—		1
Three Merriweather	Columbia, MD	—		4

Summerlin
80% Interest in Fashion Show Air Rights	Las Vegas, NV	—		—
Downtown Summerlin Apartments	Las Vegas, NV	—		9

Other
AllenTowne	Allen, TX	—		238
Bridgeland Apartments	Cypress, TX	—		15
Bridges at Mint Hill	Charlotte, NC	—		210
Circle T Ranch and Power Center (a)	Dallas / Ft. Worth, TX	—		198
Cottonwood Mall	Holladay, UT	—		54
The Elk Grove Collection	Elk Grove, CA	—		64
West Windsor	West Windsor, NJ	—		658
Landmark Mall	Alexandria, VA	—		33
Maui Ranch Land	Maui, HI	—		20
Ridgely Building	Columbia, MD	—		1

Commercial Land

The Woodlands
The Woodlands Commercial Land	The Woodlands, TX	—		4	(e)

Columbia
Merriweather District Land	Columbia, MD	—		27	(f)

Ward
Ward Commercial Land	Honolulu, HI	—		17	(g)

(a)	These are unconsolidated joint venture partnerships.
(b)	Waiea and Anaha opened and residents began occupying units in November 2016 and October 2017, respectively. All retail has been placed in service.
(c)	This represents total square footage for Pier 17 and Uplands, including Fulton Market Building, a portion of which has been placed in service.
(d)	See further discussion in Management’s Discussion and Analysis on the current status of the Las Vegas Ballpark.
(e)	Represents land transferred to the Strategic Developments segment in 2015 for future development at The Woodlands.
(f)

Represents land transferred to the Strategic Developments segment in 2015 for future development in the Merriweather District in Columbia, Maryland, excluding acreage relating to One and Two Merriweather, now in service in our Operating Assets Segment, and Three Merriweather pending construction (see above).

(g)	Represents land transferred to the Strategic Developments segment for future development at Ward Village, excluding acreage related to Ae`o, Anaha, Ke Kilohana and Waiea.

ITEM 3.   LEGAL PROCEEDINGS

We, as part of our normal business activities, are a party to a number of legal proceedings. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. We disclose material pending legal proceedings pursuant to Securities and Exchange Commission rules and other pending matters as we may determine to be appropriate. As of December 31, 2017, management believes that any monetary liability or financial impact of claims or potential claims to which we might be subject after final adjudication of any legal procedures would not be material to our financial position, results of operations or cash flows.

ITEM 4.   MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “HHC”. The following table shows the high and low sales prices of our common stock on the NYSE, as reported in the consolidated transaction reporting system for each quarter of fiscal 2017 and 2016.

	Common Stock
	Price Range
	High	Low
Year Ended December 31, 2017
Fourth Quarter	$131.79	$116.92
Third Quarter	126.77	114.47
Second Quarter	130.00	115.24
First Quarter	119.00	105.33
Year Ended December 31, 2016
Fourth Quarter	$118.84	$103.30
Third Quarter	121.71	110.85
Second Quarter	115.61	98.43
First Quarter	109.14	81.34

No dividends have been declared or paid in 2017 or 2016. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, restrictions under debt agreements, financial condition and future prospects and other factors the board of directors may deem relevant.

Number of Holders of Record

As of February 20, 2018, there were 1,881 stockholders of record of our common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial data for the years ended December 31, 2017, 2016 and 2015, and as of December 31, 2017 and 2016, has been derived from our audited Consolidated Financial Statements, which are included in this Annual Report as referenced in the index on page F-1.

The selected historical financial data for the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014, and 2013 has been derived from our audited Consolidated Financial Statements for those years which are not included in this Annual Report.

The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes thereto included in this Annual Report.

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015	2014	2013
Operating Data:
Total revenues	$1,100,120	$1,035,005	$797,088	$634,565	$469,418
Depreciation and amortization	(132,252)	(95,864)	(98,997)	(55,958)	(33,845)
Operating expenses	(803,981)	(728,647)	(581,156)	(441,356)	(353,837)
Other operating income, net (a)	54,615	116,268	1,829	29,471	29,478
Interest income (expense), net	(60,525)	(64,365)	(59,158)	(16,093)	(6,574)
Loss on redemption of senior notes due 2021	(46,410)	—	—	—	—
Warrant liability (loss) gain	(43,443)	(24,410)	58,320	(60,520)	(181,987)
Gain on acquisition of joint venture partner's interest	23,332	27,088	—	—	—
Increase (reduction) in tax indemnity receivable	—	—	—	90	(1,206)
Loss on settlement of tax indemnity receivable	—	—	—	(74,095)	—
Gain (loss) on disposal of operating assets	3,868	(1,117)	29,073	—	—
Equity in earnings from Real Estate and Other Affiliates	25,498	56,818	3,721	23,336	14,428
Benefit (provision) for income taxes	45,801	(118,450)	(24,001)	(62,960)	(9,570)
Net income (loss)	166,623	202,326	126,719	(23,520)	(73,695)
Net loss (income) attributable to noncontrolling interests	1,781	(23)	—	(11)	(95)
Net income (loss) attributable to common stockholders	$168,404	$202,303	$126,719	$(23,531)	$(73,790)

Basic earnings (loss) per share:	$4.07	$5.12	$3.21	$(0.60)	$(1.87)

Diluted earnings (loss) per share:	$3.91	$4.73	$1.60	$(0.60)	$(1.87)

	Year Ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Cash Flow Data:
Operating activities	$319,032	$58,915	$23,930	$(58,315)	$129,332
Investing activities	(322,681)	(38,563)	(575,568)	(746,456)	(294,325)
Financing activities	199,198	199,857	436,488	470,274	830,744

	As of December 31,
(In thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Investments in real estate - cost (b)	$5,432,002	$5,056,216	$4,832,443	$4,170,242	$3,085,854
Total assets	6,729,064	6,367,382	5,721,582	5,105,268	4,559,013
Total debt	2,857,945	2,690,747	2,443,962	1,978,807	1,505,768
Total equity	3,188,551	2,571,510	2,363,889	2,227,506	2,245,146

(a)	2016 includes $140.5 million gain on the sale of 80 South Street and a $35.7 million impairment charge on Park West.
(b)	Amount represents Net investment in real estate excluding accumulated depreciation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes filed as a part of this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties, assumptions and other factors, including those described in Part I, “Item 1A. Risk Factors” and elsewhere in this Annual Report. These factors and others not currently known to us could cause our financial results in 2017 and subsequent fiscal years to differ materially from those expressed in, or implied by, those forward-looking statements. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

All references to numbered Notes are to specific Notes to our Consolidated Financial Statements included in this Annual Report and which descriptions are incorporated into the applicable response by reference. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) have the same meanings as in such Notes.

Overview

Please refer to “Item 1. Business” for a general description of each of the assets contained in our three business segments, and “Item 2. Properties” for details regarding the size, location and key metrics about our various properties.

The following highlights significant milestones achieved during 2017 for the Company and each of our business segments. Each of these items is more fully described hereinafter (all items are pre-tax unless otherwise noted).

Throughout 2017, we demonstrated strong operating results realizing $1.1 billion in total revenues, an increase of $65.1 million as compared to 2016 driven by increases in our Operating Assets and MPC segments, offset by a modest decline in our Strategic Developments segment. The decrease in revenues in our Strategic Developments segment was due to a decrease in condominium rights and unit sales recognized on a percentage of completion basis, as two of our residential towers are substantially sold. Despite higher revenues, the decline in operating income was largely the result of a  one-time gain on sales of properties realized in 2016 relating to the opportunistic sale of 80 South Street Assemblage and is not indicative of the underlying business results within our operating segments.

Capital and Financing Activities

In 2017, we were also able to maintain our strong balance sheet, financial flexibility and liquidity to fund future growth. As of December 31, 2017, we have $861.1 million of cash and cash equivalents, and, based on extended maturity dates, we have only $78.2 million of debt maturing during 2018. In March of 2017, we issued $800 million of 5.375% senior notes due March 15, 2025 (the “2025 Notes”), using the sales proceeds to redeem all $750 million of the 6.875% senior notes, to pay related transaction fees and expenses, and to repay construction financings and fund ongoing development projects and general corporate needs. This refinancing transaction added meaningful duration to our debt maturity profile, reduced our current coupon by 150 basis points and maintained our current liquidity profile all at a positive net present value basis. In June of 2017, we opportunistically issued an additional $200.0 million of the 2025 Notes at a premium to par of 102.25%, further increasing our liquidity profile.

In addition, our liquidity was further enhanced during the year by obtaining approximately $127.6 million in construction financings, obtaining $49.2 million in non-recourse financings, a $30.0 million increase in The Woodlands Master Credit Facility, the receipt of our first reimbursement of $1.6 million from the first tranche of $38.5 million in Tax Increment Financed bonds issued by Howard County, Maryland (with another $14.4 million submitted for reimbursement as of December 31, 2017, to offset our development costs), and the receipt of $52.0 million from our CEO and President as consideration for the issuance of warrants to these executives. Finally, we closed on the sales of six non-core assets for total proceeds of $88.6 million, resulting in a net gain of $51.4 million included in Gains on sales of properties from our Strategic Developments segment and $3.9 million in Gains on sales of operating properties from our Operating Assets segment. These sales have generated $88.5 million in taxable losses.

On February 23, 2018, we repurchased 475,920 shares of our common stock, par value $0.01 per share, in a private transaction with an unaffiliated entity at a purchase price of $120.33 per share, or approximately $57,267,453 in the aggregate. The repurchase transaction was consummated on February 21, 2018, and was funded with cash on hand.

Master Planned Communities

In 2017, we increased our MPC segment earnings before tax to $190.4 million, an increase of 6.1% as compared to prior year, bolstered by strong performance in Bridgeland and Summerlin as well as the opening and initial land sales at our newest MPC, The Woodlands Hills. In total during 2017, we sold 349.6 acres of residential land at a price per acre increase of 1.3%, 26.1% and 12.1% at Bridgeland, Summerlin and The Woodlands, respectively.These increases, along with the sale of 35.7 acres of commercial land, helped drive an increase in total revenue in our MPC segment by $46.2 million. In addition, we recognized our $23.2 million share of earnings from The Summit, our luxury golf course joint venture development within Summerlin, and received a $10.0 million cash distribution generated by $55.9 million in land sales at the joint venture.

Operating Assets

In our Operating Assets segment, we increased net operating income (“NOI”), including our share of NOI from equity investments and excluding properties sold or in redevelopment, by $18.0 million, or 13.0%, to $157.0 million in 2017 compared to $139.0 million in 2016. This increase was driven by strong performance and the stabilization of assets across all property types, partially offset by NOI reductions related to the wind down of operating activities at both 110 North Wacker and certain areas of Ward Village, where we will execute on development in the coming months as we pursue future value creation opportunities. We experienced particularly strong NOI growth in our office and hospitality assets for the years ended December 31, 2017 and 2016 with an increase in NOI of $7.3 million and $6.9 million, respectively.

Also during 2017, we acquired our joint venture partner’s 50.0% interest in Constellation for $8.0 million in cash and 50% of the joint venture’s liabilities, for a total of $16.0 million, resulting in a gain of $17.8 million on step-up to fair value of net assets acquired.  We also acquired our joint venture partner’s 50.0% interest in the Las Vegas 51s minor league baseball team, which upon completion of a new stadium will serve as an amenity for our Summerlin MPC, for $16.4 million, resulting in a gain of $5.4 million on step-up to fair value of the net assets acquired.

Strategic Developments

Our Strategic Developments segment experienced another strong year of execution with respect to both the sale of condominium units in Ward Village as well as development activities throughout the portfolio, with two new condominium towers under construction, two that have welcomed residents and three projects completed at The Woodlands and Columbia. We reported revenues of $464.3 million from condominium rights and unit sales at our four residential condominium towers available for sale in Ward Village, as compared to $485.6 million in 2016 and $305.3 million in 2015.  As of December 31, 2017 we have closed on the sales of a total of 464 units to new residents. With the opening of both Waiea and Anaha to new residents and the associated proceeds generated from the closings of those units, we repaid the $195.3 million outstanding balance on the Waiea and Anaha construction loan.

Also within our Strategic Development segment during 2017, we completed construction on: (i) two self-storage facilities in The Woodlands totaling 1,438 units; (ii) One Merriweather, a 202,603 square foot, Class A office building in Downtown Columbia; and (iii) Two Merriweather, a 124,635 square foot, Class A office building in Downtown Columbia. We commenced construction on six projects including: (i) Aristocrat, a 12-acre build-to-suit project including two 90,000 square foot  office buildings, 100% pre-leased to Aristocrat Technologies; (ii) Two Summerlin, a 145,000 square foot Class A office building; (iii) 100 Fellowship Drive, a three-story, 203,000 rentable square foot medical building in The Woodlands which is 100% pre-leased; (iv) Creekside Park Apartments, a 292-unit apartment complex in The Woodlands; (v) Lake Woodlands Crossing Retail center, containing approximately 60,300 rentable retail square feet in The Woodlands; and (vi) 33 Peck Slip, our joint venture project for redevelopment of a 66-room hotel serving as an amenity in the Seaport District. Finally, we announced our intentions to develop a new ballpark in downtown Summerlin for the Las Vegas 51s minor league baseball team as well as a naming rights agreement with the Las Vegas Convention and Visitor’s Authority which will pay us $4 million annually for a 20-year term. We broke ground on the ballpark in February 2018.

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

EBT, as it relates to each business segment, represents the revenues less expenses of each segment, including interest income, interest expense, depreciation and amortization and equity in earnings of real estate and other affiliates. EBT excludes corporate expenses and other items that are not allocable to the segments. See discussion herein at Corporate and other items for further details. We present EBT for each segment because we use these measures, among others, internally to assess the core operating performance of our assets. We also present these measures because we believe certain investors use them as a measure of our Company’s historical operating performance and our ability to service existing debt and incur new debt. We believe that the inclusion of certain adjustments to net income to calculate EBT is appropriate to provide additional information to investors. A reconciliation of EBT to consolidated net income as computed in accordance with GAAP has been presented in Note 17 – Segments.

EBT should not be considered as an alternative to GAAP net income attributable to common stockholders or GAAP net income, as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. EBT does not include the following in our calculations:

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

The following table reflects our results of operations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,			2017-2016	2016-2015
(In thousands, except per share amounts)	2017	2016	2015	Change	Change
Revenues
MPC segment revenues	$299,543	$253,304	$229,865	$46,239	$23,439
Operating Assets segment revenues	327,555	295,165	259,306	32,390	35,859
Strategic Developments segment revenues	473,022	486,536	307,917	(13,514)	178,619
Total revenues	$1,100,120	$1,035,005	$797,088	$65,115	$237,917

MPC segment EBT	$190,351	$179,481	$114,366	$10,870	$65,115
Operating Assets segment EBT	(28,664)	(22,985)	(9,646)	(5,679)	(13,339)
Strategic Developments segment EBT	169,041	302,022	97,580	(132,981)	204,442
Corporate and other items	(209,906)	(137,742)	(51,580)	(72,164)	(86,162)
Income before taxes	120,822	320,776	150,720	(199,954)	170,056
Benefit (provision) for income taxes	45,801	(118,450)	(24,001)	164,251	(94,449)
Net income (loss)	166,623	202,326	126,719	(35,703)	75,607
Net loss (income) attributable to noncontrolling interests	1,781	(23)	—	1,804	(23)
Net income attributable to common stockholders	$168,404	$202,303	$126,719	$(33,899)	$75,584

Diluted income per share	$3.91	$4.73	$1.60	$(0.82)	$3.13

Total revenues for the year ended December 31, 2017 increased compared to the same period in 2016 primarily due to higher revenues in our MPC and Operating Assets segments. MPC segment revenue increased due to higher land sales at Bridgeland, Summerlin, Maryland, and The Woodlands Hills as well as a two utility easement sales at Bridgeland totaling $10.4 million. Operating Assets segment revenue increased due to increases at our office, multi-family and hospitality properties, as well as the recent acquisition and consolidation of our joint venture partners’ interests in the Las Vegas 51s baseball team and Millennium Six Pines apartments. These increases are partially offset by a decline in revenues at 110 North Wacker and Landmark Mall, both now closed in preparation for redevelopment. The Strategic Developments segment revenue decrease is due to less revenue recognized on a percentage of completion basis at Waiea, which was open to residents at the end of 2016, partially offset by increased revenue at the Anaha, Ae`o and Ke Kilohana condominium projects.

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

Net expenses related to Corporate and other items increased for the year ended December 31, 2017 as compared to the same period in 2016 primarily due to a $19.0 million increase in the Warrant liability loss prior to the settlement of these liabilities and a Loss on redemption of senior notes due 2021 of $46.4 million. Please refer to the Corporate and other items section elsewhere in this MD&A for additional discussion regarding the accounts comprising this line item.

The decrease in the Benefit (provision) for income taxes for the year ended December 31, 2017 compared to 2016 is due to a decrease of $200.0 million in income before tax and a 2017 tax benefit of $101.7 million related to a reduction in deferred tax liabilities resulting from legislation that was enacted on December 22, 2017. The increase in the provision for income taxes for the year ended December 31, 2016 compared to 2015 is attributable to an increase of $208.0 million in operating income, decrease in valuation allowance, and other permanent items.

We have significant permanent differences, primarily from warrant liability gains and losses, and changes in valuation allowances that cause our effective tax rate to deviate greatly from statutory rates. The effective tax rate based upon actual operating results was (37.4%) for the year ended December 31, 2017 compared to 36.9% for the year ended December 31, 2016 and 15.9% for the year ended December 31, 2015. The change in the effective tax rate from 2017 to 2016 was primarily attributable to the Tax Act reducing the corporate tax rate from 35.0% to 21.0%, resulting in a one-time transitional tax benefit of $101.7 million. Other changes in both periods were changes in the warrant liability, valuation allowance related to our deferred tax assets, as well as other items which are permanent differences for tax purposes. If changes in the federal tax rate in new tax legislation, warrant liability, valuation allowance, unrecognized tax benefits and other material discrete adjustments to deferred tax liabilities were excluded from the effective tax rate computation, the effective tax rates would have been 36.4%, 36.3% and 31.2% for the years ended December 31, 2017, 2016 and 2015, respectively.

The decrease in Net income (loss) attributable to common stockholders for the year ended December 31, 2017 compared to the year ended December 31, 2016 is primarily due to a decline in gains on sales of properties resulting from the opportunistic $140.5 million gain on sale of 80 South Street Assemblage in 2016, increased warrant liabilities loss and decreased equity in earnings from real estate and other affiliates in 2017, offset by a $164.3 million decrease in our tax provision, primarily due to a $101.7 million benefit provided by the Tax Act.

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

Please refer to the individual segment operations sections that follow for explanations of the results of each of our segments for the years ended December 31, 2017, 2016 and 2015.

Master Planned Communities

Master Planned Communities Revenues and Expenses

For the Year Ended December 31,

	Bridgeland			Maryland Communities					Summerlin			The Woodlands			The Woodlands Hills			Total MPC
($ in thousands, except %)	2017	2016	2015	2017	2016		2015		2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Land sales (a)	$39,529	$24,254	$20,385	$10,800	$—		$—		$156,617	$148,699	$123,171	$40,367	$42,365	$43,843	$1,282	$—	$—	$248,595	$215,318	$187,399
Builder price participation (b)	398	754	1,193	—	—		—		21,731	19,083	21,465	706	1,549	4,188	—	—	—	22,835	21,386	26,846
Minimum rents	—	—	—	—	—		—		(8)	384	797	—	—	—	—	—	—	(8)	384	797
Other land revenues (c)	10,952	314	345	445	418		468		10,124	9,669	7,907	6,572	5,778	6,058	31	13	—	28,124	16,192	14,778
Other rental and property revenue	—	—		—	—		—		(3)	24	45	—	—	—	—	—	—	(3)	24	45
Total revenues	50,879	25,322	21,923	11,245	418		468		188,461	177,859	153,385	47,645	49,692	54,089	1,313	13	—	299,543	253,304	229,865

Cost of sales - land	12,792	7,672	6,763	5,839	—		—		83,343	68,436	65,414	18,470	19,619	15,888	672	—	—	121,116	95,727	88,065
Land sales operations	7,463	6,507	5,945	1,692	1,317		1,423		9,715	11,226	14,943	19,080	22,989	22,521	827	332	75	38,777	42,371	44,907
Provision for (recovery of) doubtful accounts	—	—	—	—	—		—		2	—	—	—	—	—	—	—	—	2	—	—
Depreciation and amortization	102	94	387	8	16		21		93	81	112	120	120	120	—	—	—	323	311	640
Other income	—	—		—	—				—	—		(3,500)	—		—	—		(3,500)	—	—
Total expenses	20,357	14,273	13,095	7,539	1,333		1,444		93,153	79,743	80,469	34,170	42,728	38,529	1,499	332	75	156,718	138,409	133,612

Operating income	30,522	11,049	8,828	3,706	(915)		(976)		95,308	98,116	72,916	13,475	6,964	15,560	(186)	(319)	(75)	142,825	114,895	96,253
Interest (income) expense, net (d)	(10,566)	(9,461)	(8,780)	3	(2)		(33)		(17,386)	(16,459)	(14,241)	4,221	5,414	5,524	(564)	(577)	(583)	(24,292)	(21,085)	(18,113)
Equity in (earnings) loss in Real Estate and Other Affiliates (e)	—	—	—	—	—		—		(23,234)	(43,501)	—	—	—	—	—	—	—	(23,234)	(43,501)	—
MPC segment EBT*	$41,088	$20,510	$17,608	$3,703	$(913)	(f)	$(943)	(f)	$135,928	$158,076	$87,157	$9,254	$1,550	$10,036	$378	$258	$508	$190,351	$179,481	$114,366

(GAAP Basis) Residential Gross Margin %	66.4%	67.9%	63.1%	NM	NM		NM		40.8%	54.0%	46.7%	52.0%	51.5%	61.4%	47.6%	NM	NM	46.5%	55.0%	50.7%
(GAAP Basis) Commercial Gross Margin %	71.8%	71.1%	71.1%	45.9%	NM		NM		87.3%	50.7%	51.8%	76.3%	60.2%	70.4%	NM	NM	NM	62.4%	62.8%	67.0%

(*) For a reconciliation of MPC segment EBT to consolidated income before taxes, refer to Note 17 – Segments in our Consolidated Financial Statements.

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

(c) For the year ended December 31, 2017, Other land revenues includes two sales of utility easements at our Bridgeland community recorded in 2017 totaling $14.1 million less related costs of $3.7 million.

(d) Interest expense, net reflects the amount of interest that is capitalized at the project level. Negative interest expense amounts relate to interest capitalized relating to debt assigned to our Operating Assets segment and corporate debt.

(e) Equity in earnings in Real Estate and Other Affiliates reflects our share of earnings in The Summit joint venture which commenced lot sales in the second quarter of 2016.

(f) The negative MPC segment EBT in Maryland in 2016 and 2015 is due to real estate taxes and administrative expenses.

NM – Not Meaningful

MPC revenues vary between periods based on economic conditions and several factors including location, availability of land for sale, development density and residential or commercial use. Gross margin for each MPC will vary from period to period based on the locations of the land sold and the related costs associated with developing the land sold. Reported results differ significantly from actual cash flows generated principally because cost of sales for GAAP purposes is derived from margins calculated using carrying values, projected future improvements and other capitalized project costs in relation to projected future land sale revenues. Carrying values, generally, represent acquisition and development costs reduced by any previous impairment charges. Development expenditures are capitalized and generally not reflected in the Statements of Operations in the current period. Accordingly, Cost of sales – land includes both actual and estimated future costs allocated based upon relative sales value to the lots or land parcels in each of the villages and neighborhoods in our MPCs.

The following schedules detail our residential and commercial land sales for the years ended December 31, 2017, 2016 and 2015:

Summary of Residential MPC Land Sales Closed for the Year Ended December 31,

	Land Sales					Acres Sold			Number of Lots/Units			Price per acre			Price per lot
($ in thousands)	2017	2016		2015		2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Bridgeland
Single family - detached	$30,429	$20,474		$10,856		80.7	55.0	28.4	391	296	130	$377	$372	$382	$78	$69	$84
$ Change	9,955	9,618				25.7	26.6		95	166		5	(10)		9	(15)
% Change	48.6%	88.6%				46.7%	93.7%		32.1%	127.7%		1.3%	(2.6%)		13.0%	(17.9%)

Maryland Communities
No residential land sales	—	—		—		—	—	—	—	—	—	—	—	—	—	—	—

Summerlin
Superpad sites	110,223	96,843		92,219		201.5	231.7	177.7	1,164	1,071	555	547	418	519	95	90	166
Single family - detached	—	—		13,650		—	—	14.9	—	—	75	—	—	916	—	—	182
Custom lots	10,515	13,865		8,640		5.1	7.4	5.8	11	15	14	2,062	1,874	1,490	956	924	617
Total	120,738	110,708		114,509		206.6	239.1	198.4	1,175	1,086	644	584	463	577	103	102	178
$ Change	10,030	(3,801)				(32.5)	40.7		89	442		121	(114)		1	(76)
% Change	9.1%	(3.3%)				(13.6%)	20.5%		8.2%	68.6%		26.1%	19.9%		1.0%	(42.7%)

The Woodlands
Single family - detached	28,393	24,950		27,161		57.0	51.2	42.9	227	204	160	498	487	633	125	122	170
Single family - attached	8,175	7,010		5,280		1.2	5.9	5.8	28	67	65	6,813	1,188	910	292	105	81
Total	36,568	31,960		32,441		58.2	57.1	48.7	255	271	225	628	560	666	143	118	144
$ Change	4,608	(481)				1.1	8.4		(16)	46		68	(106)		25	(26)
% Change	14.4%	(1.5%)				1.9%	17.2%		(5.9%)	20.4%		12.1%	(16.0%)		21.2%	(18.2%)

The Woodlands Hills
Single family - detached	1,282	—		—		4.1	—	—	18	—	—	313	—	—	71	—	—
Total	1,282	—	(a)	—	(a)	4.1	—	—	18	—	—	313	—	—	71	—	—
$ Change	1,282	—				4.1	—		18	—		313	—		71	—
% Change	NM	—				NM	—		NM	—		NM	—		NM	—

Total residential land sales closed in period (b)	$189,017	$163,142		$157,806		349.6	351.2	275.5	1,839	1,653	999

(a)	The Woodlands Hills began closing land sales in the fourth quarter of 2017.
(b)

Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Land sales revenue for the years ended December 31, 2017, 2016 and 2015.

Summary of Commercial MPC Land Sales Closed for the Year Ended December 31,

	Land Sales			Acres Sold			Price per acre
($ in thousands)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Bridgeland
Not-for-Profit	$2,379	$—	$20,664	9.0	—	162.4	$264	$—	$127
$ Change	2,379	(20,664)		9.0	(162.4)		264	(127)
% Change	NM	(100.0%)		NM	(100.0%)		NM	(100.0%)

Maryland Communities
Medical	10,800	—	—	11.3	—	—	956	—	—
$ Change	10,800	—		11.3	—		956	—
% Change	NM	—		NM	—		NM	—

Summerlin
Not-for-profit	—	348		—	10.0	—	—	35	—
Other	1,276	—	3,936	5.0	—	20.3	255	—	194
Total	1,276	348	3,936	5.0	10.0	20.3	255	35	194
$ Change	928	(3,588)		(5.0)	(10.3)		220	(159)
% Change	266.7%	(91.2%)		(50.0%)	(50.7%)		628.6%	(82.0%)

The Woodlands
Medical	—	10,405	8,422	—	4.3	5.0	—	2,420	1,684
Not-for-profit	—	—	733	—	—	5.0	—	—	147
Other	3,799	—	2,247	10.4	—	2.4	365	—	936
Total	3,799	10,405	11,402	10.4	4.3	12.4	365	2,420	920
$ Change	(6,606)	(997)		6.1	(8.1)		(2,055)	1,500
% Change	(63.5%)	(8.7%)		141.9%	(65.3%)		(84.9%)	163.0%

Total commercial land sales closed in period (a)	$18,254	$10,753	$36,002	35.7	14.3	195.1

(a)

Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Land sales for the years ended December 31, 2017, 2016, and 2015.

Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for our superpad sites and finished lots. Therefore, we use this statistic where relevant in our discussion of our MPC operating results herein. Net new home sales reflect home sales made by homebuilders, less cancellations. Cancellations generally occur when a home buyer signs a contract to purchase a home, but later fails to qualify for a home mortgage or is unable to provide an adequate down payment to complete the home sale.

Supplementary Information for the Year Ended December 31,

	Net New Home Sales			Median Home Sales Price
($ in thousands)	2017	2016	2015	2017	2016	2015
Bridgeland	423	333	199	$347	$328	$409
$ Change	90	134		19	(81)
% Change	27.0%	67.3%		5.8%	(19.8%)

Maryland Communities - No New Home Sales	N/A	N/A	N/A	N/A	N/A	N/A

Summerlin	1,022	682	602	564	540	533
$ Change	340	80		24	7
% Change	49.9%	13.3%		4.4%	1.3%

The Woodlands	340	248	256	533	557	562
$ Change	92	(8)		(24)	(5)
% Change	37.1%	(3.1%)		(4.3%)	(0.9%)

The Woodlands Hills - No New Home Sales	N/A	N/A	N/A	N/A	N/A	N/A

Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue

The following table reconciles Total residential and commercial land sales closed in the year ended December 31, 2017, 2016 and 2015, respectively, to Land sales revenue for the respective periods. Total net recognized (deferred) revenue includes revenues recognized in the current period which related to sales closed in prior periods, offset by revenues deferred on sales closed in the current period.

	For the Year Ended December 31,
(In thousands)	2017	2016	2015
Total residential land sales closed in period	$189,017	$163,142	$157,806
Total commercial land sales closed in period	18,254	10,753	36,002
Net recognized (deferred) revenue:
Bridgeland	6,722	3,780	(11,136)
Summerlin	20,063	29,596	(16,043)
Total net recognized (deferred) revenue	26,785	33,376	(27,179)
Special Improvement District revenue	14,539	8,047	20,770
Land sales	$248,595	$215,318	$187,399

Houston

The Houston area market continues to experience population and job growth, which has resulted in increased demand in our MPCs. We experienced minimal impact from Hurricane Harvey, evidenced by an increase in new home sales in Bridgeland and The Woodlands of 27% and 37%, respectively, for the year ended December 31, 2017 compared to the same period in 2016. The 423 new home sales in Bridgeland in 2017 is the highest annual number of sales in the community’s ten-year history. We expect demand to continue as manufacturing and service sector job growth in Houston has improved recently. Exxon Mobil recently announced plans to relocate approximately 1,600 jobs to Spring, Texas, just south of The Woodlands, beginning in 2018. We believe that our strategy of expanding the offering of lots priced for homes under $500,000 within our communities will result in continued homebuilder demand for land at our Bridgeland and The Woodlands MPCs.

Bridgeland

Land sales revenues totaled $39.5 million for the year ended December 31, 2017, which was $15.3 million, or 63.0% higher than the same period in 2016 primarily as a result of higher residential land sales and also due to the recognition of revenues deferred in previous periods. Land sales revenues totaled $24.3 million for the year ended December 31, 2016, which was $3.9 million, or 19.0% higher than the same period in 2015 as a result of higher residential land sales and the recognition of revenues deferred in previous periods.

Residential land sales for the year ended December 31, 2017 were higher compared to 2016 partially as a result of our development of additional lot sizes to accommodate homebuilders’ demand and the opening of Parkland Village, a new phase in the community. For the year ended December 31, 2017, Bridgeland sold 80.7 residential acres compared to 55.0 acres in 2016. The average price per residential acre for single family – detached product increased $5,000, or 1.3% to $377,000 for the year ended December 31, 2017 compared to $372,000 in 2016 as a result of the mix of lots sold. Residential land sales for the year ended December 31, 2016 were substantially higher compared to 2015 due to increased demand for products in the mid-range of the residential market. For the year ended December 31, 2016, Bridgeland sold 55.0 residential acres compared to 28.4 acres in 2015. The average price per residential acre for single family – detached product decreased $10,000, or 2.6% to $372,000 for the year ended December 31, 2016 compared to $382,000 in 2015 due to a combination of lot price adjustments to meet current market conditions and the mix of lots sold in the respective periods. For the year ended December 31, 2016, there was a larger percentage of smaller, lower priced lots sold than in the same periods in 2015.

Two church sites totaling 9.0 acres were sold at an average price of $264,000 per acre in the year ended December 31, 2017 compared to no commercial land sales in the same period in 2016. There were three land sales in the last half of 2015 for a school site, a church site and a fire station totaling $20.7 million, of which $11.1 million was recorded as deferred income due to performance obligations related to these commercial land sales. The work has been completed and $6.7 million of previously deferred income was recognized in the year ended December 31, 2017 compared to $3.8 million in the same period in 2016.

As of December 31, 2017, Bridgeland had 440 residential lots under contract, of which 433 are scheduled to close in 2018 for $31.1 million.

Builder price participation revenue decreased 47.2% and 36.8% for the years ended December 31, 2017 and 2016, respectively, compared to the prior years at Bridgeland due to a combination of lower priced homes being closed and adjustments to participation terms in our homebuilder contracts to meet current market conditions.

Other land revenues increased for the year ended December 31, 2017 compared to 2016, primarily due to the sale of utility easements generating $10.4 million in revenue net of $3.7 million in related costs.

The Woodlands

Land sales revenues totaled $40.4 million for the year ended December 31, 2017, which was $2.0 million, or 4.7% lower than the same period in 2016 as a result of a $4.6 million increase in residential land sales, offset by a $6.6 million decrease in commercial land sales. Land sales revenues totaled $42.4 million for the year ended December 31, 2016, which was $1.5 million, or 3.4% lower than the same period in 2015 as a result of $0.5 million decrease in residential land sales and a $1.0 million decrease in commercial land sales.

For the year ended December 31, 2017, The Woodlands sold 58.2 residential acres compared to 57.1 acres in 2016 and the average price per residential acre increased $68,000, or 12.1% to $628,000 in 2017 compared to $560,000 in 2016. The increase in price per residential acre is due primarily to the sale of single family-attached lots in the premium East Shore neighborhood. For the year ended December 31, 2016, The Woodlands sold 57.1 residential acres compared to 48.7 acres in 2015, and the average price per residential acre decreased $106,000, or 16.0% to $560,000 in 2016 compared to $666,000 in 2015. The increase in acres sold in 2016 was the result of providing more mid-market priced lots to homebuilders to meet current market conditions.

For the year ended December 31, 2017, The Woodlands sold 10.4 acres of commercial land at $365,000 per acre which included a 9.1-acre site with a less desirable location with no freeway frontage and limited access, resulting in a lower price per acre. For the year ended December 31, 2016, there were two medical-use commercial land sales totaling 4.3 acres. Revenues in 2016 totaled $10.4 million, or an average of $2.4 million per acre, as one of the sites was 3.1 acres with freeway frontage that generated $2.7 million in revenue per acre. For the year ended December 31, 2015, there were 12.4 commercial acres sold at an average price of $920,000 per acre, including a 5.0-acre church site that sold for $147,000 per acre.

At December 31, 2017, there were 234 residential lots under contract in The Woodlands, of which 142 are scheduled to close in 2018 for $25.1 million.

Builder price participation revenue decreased 54.4% and 63.0% for the years ended December 31, 2017 and 2016, respectively, as compared to the respective prior year as contractual terms with our homebuilders were adjusted to align with the current Houston market.

Other land revenues increased for the year ended December 31, 2017 compared to 2016, and decreased for the year ended December 31, 2016 compared to 2015. These fluctuations are due to variable revenues from a common-area maintenance arrangement with the Township.

The Woodlands Hills

The first phase of lots were delivered in December 2017, and 18 lots consisting of 4.1 acres were sold for $1.3 million, or $313,000 per acre. At December 31, 2017, there were 85 additional lots under contract with homebuilders, all of which are scheduled to close in 2018 for $5.2 million. Construction and sales of homes will commence in early 2018, and we anticipate that the median new home price will be approximately $350,000, which we expect to be competitive in the Houston market.

Maryland Communities

Our Columbia, Gateway, Emerson and Fairwood MPCs contain approximately 97 commercial acres remaining to be developed. Commercial land sales for the year ended December 31, 2017 relate to 11.3 acres sold for $10.8 million for proposed medical office buildings. There were no commercial land sales for the year ended December 31, 2016 and 2015. However, 45 acres were transferred to our Strategic Developments segment relating to pending or active development projects. All of the residential inventory was sold out in prior years.

Summerlin

The Las Vegas home market remains strong as there were 1,022 new home sales in Summerlin in 2017, an increase of 49.9% over 2016. Our land sales revenues totaled $156.6 million for the year ended December 31, 2017, which was $7.9 million, or 5.3% higher than the same period in 2016 primarily as a result of a higher average price per acre on residential land sold. Land sales revenues totaled $148.7 million for the year ended December 31, 2016, which was $25.5 million, or 20.7% higher than the same period in 2015 due to the recognition of revenues deferred in previous periods.

Summerlin’s residential land sales for the year ended December 31, 2017 totaled 206.6 acres compared to 239.1 for the same period in 2016. The average price per acre for the year ended December 31, 2017 of $584,000 is $121,000, or 26.1% higher than the average price per acre of $463,000 for the same period in 2016. The increase in the price per acre is due to the $40 million bulk sale of a 116.8-acre parcel at $342,000 per acre in 2016. This parcel required the buyer to install power and drainage facilities to the site and, as a result, warranted a lower price per acre compared to our typical superpad sales. However, the gross margin on this parcel sale was higher than normal due to lower development costs. Residential land sales for the year ended December 31, 2016 totaled 239.1 acres compared to 198.4 for the same period in 2015. The average price per acre for the year ended December 31, 2016 of $463,000 is not comparable to the average price per acre of $577,000 for the same period in 2015 due to the 116.8-acre parcel sale in 2016 explained above, and the residential gross margin for the year ended December 31, 2016 was higher than in 2015 as we incurred lower development costs on the undeveloped parcel. Our residential gross margin for the year ended December 31, 2017 is lower than the same period in 2016 as our 2017 land sales consist of more steeply graded parcels which are more costly to develop.

For the year ended December 31, 2017, we sold a 5.0-acre parking site in Summerlin for $255,000 per acre. For the year ended December 31, 2016, we sold a 10.0-acre school site to the County in Summerlin for $35,000 per acre. During the year ended December 31, 2015, we sold a 16.7-acre school site to a charter school for $0.8 million or $48,000 per acre, and a 3.6-acre school site for $3.1 million, or $873,000 per acre to a university to construct a post-graduate healthcare education facility.

Builder price participation increased 13.9% for the year ended December 31, 2017 compared to 2016 primarily due to the increase in the number of home closings in 2017. Builder price participation decreased 11.1% for the year ended December 31, 2016 compared to 2015 primarily due to the near sell-out of a neighborhood in 2015 that produced the highest price participation per home in Summerlin.

As of December 31, 2017, there was one superpad site totaling 42.5 acres and two custom lots under contract which are scheduled to close in 2018 for a total of $27.0 million.

The Summit

Land development began at The Summit, our joint venture with Discovery Land, in the second quarter of 2015 and the development continues to progress. Custom lot closings began in the second quarter of 2016, and a total of 77 lots have closed for $240.8 million through December 31, 2017. For the year ended December 31, 2017, 17 residential lots closed for $55.9 million, compared to 60 lots for $184.9 million for the same period in 2016. We recognized $23.2 million and $43.5 million in equity in earnings, and cash distributions of $10.0 million and $22.9 million were received in the years ended December 31, 2017 and 2016, respectively. The significant number of lot closings in 2016 resulted from a backlog of sales contracts executed between the second quarter of 2015 and the second quarter of 2016 when lots were not yet available for sale. Please refer to Note 5 –  Real Estate and Other Affiliates in our Consolidated Financial Statements for a description of the joint venture and further discussion.

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

Although MPC Net Contribution can be computed from GAAP elements of income, it is not a GAAP-based operational metric and should be evaluated in addition to, and not considered a substitute for or superior to, any GAAP measures of operating performance. Furthermore, other companies may calculate Net Contribution in a different manner, which may hinder comparability. A reconciliation of segment EBT to consolidated net income (loss) as computed in accordance with GAAP is presented in Note 17 –  Segments.

The following table sets forth the MPC Net Contribution for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,			2017-2016	2016-2015
(In thousands)	2017	2016	2015	Change	Change
MPC segment EBT (a)	$190,351	$179,481	$114,366	$10,870	$65,115
Plus:
Cost of sales - land	121,116	95,727	88,065	25,389	7,662
Depreciation and amortization	323	311	640	12	(329)
MUD and SID bonds collections, net (b)	56,509	37,672	20,345	18,837	17,327
Distributions from Real Estate and Other Affiliates	10,000	22,900	—	(12,900)	22,900
Less:
MPC development expenditures	(193,087)	(149,592)	(197,020)	(43,495)	47,428
MPC land acquisitions	(4,391)	(94)	(7,293)	(4,297)	7,199
Equity in (earnings) loss in Real Estate and Other Affiliates	(23,234)	(43,501)	—	20,267	(43,501)
MPC Net Contribution	$157,587	$142,904	$19,103	$14,683	$123,801

(a)	For a detailed breakdown of our MPC segment EBT, refer to Note 17 – Segments in our Consolidated Financial Statements.
(b)	SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution increased for the year ended December 31, 2017 compared to 2016 primarily due to increases in MPC segment EBT, Cost of sales – land, and MUD and SID bonds collections, net, offset by increased MPC development expenditures, MPC land acquisitions, and decreased income from Equity in earnings in Real Estate and other affiliates in 2017. MPC Net Contribution increased for the year ended December 31, 2016 compared to 2015 primarily due to an increase in MPC segment EBT at Summerlin, an increase in MUD and SID bond collections and a reduction in MPC development expenditures in 2016. While the land sales closed for the year ended December 31, 2016 decreased as compared to the same period in 2015, $33.4 million of revenue previously deferred due to future performance obligations met criteria for recognition in 2016. The Summit at our Summerlin MPC contributed earnings of $43.5 million for the year ended December 31, 2016, which was its first year of land sales.

The following table sets forth MPC land inventory activity for the years ended December 31, 2017 and 2016:

(In thousands)	Bridgeland	Maryland Communities	Summerlin		The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2015	$435,220	$22,143	$864,276		$220,099	$101,104	$1,642,842
Acquisitions	—	—	—		94	—	94
Development expenditures (a)	46,135	282	73,069		28,117	1,989	149,592
Cost of sales	(7,672)	—	(68,436)		(19,619)	—	(95,727)
MUD reimbursable costs (b)	(33,421)	—	—		(6,198)	(166)	(39,785)
Transfer to Strategic Development	—	—	—		(539)	—	(539)
Other	1,336	3	13,634	(c)	(1,984)	95	13,084
Balance December 31, 2016	$441,598	$22,428	$882,543		$219,970	$103,022	$1,669,561
Acquisitions	3,001	—	—		1,415	(25)	4,391
Development expenditures (a)	74,798	21	88,964		17,798	11,506	193,087
MPC Cost of sales	(12,792)	(5,839)	(83,343)		(18,470)	(672)	(121,116)
MUD reimbursable costs (b)	(53,491)	—	—		(3,785)	(5,793)	(63,069)
Transfer to Strategic Developments	—	—	(22,991)		(8,151)	—	(31,142)
Other	5,794	18	(12,940)	(d)	(2,728)	422	(9,434)
Balance December 31, 2017	$458,908	$16,628	$852,233		$206,049	$108,460	$1,642,278

(a)Development expenditures are inclusive of capitalized interest and property taxes.

(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

(c)    Primarily consists of a $9.8 million increase in accrued development expenditures and $3.9 million of utility deposits reclassified into land inventory at Summerlin.

(d) Includes $8.5 million of refundable utility deposits reclassified from land inventory and $4.4 million decrease in accrued development expenditures.

Operating Assets

Operating assets typically generate rental revenues sufficient to cover their operating costs, except when a substantial portion, or all, of the property is being redeveloped, vacated for development or in its initial lease-up phase.

Total revenues and expenses for the Operating Assets segment are summarized as follows:

	Year Ended December 31,			2017-2016	2016-2015
(In thousands)	2017	2016	2015	Change	Change
Minimum rents	$182,468	$172,437	$149,064	$10,031	$23,373
Tenant recoveries	45,366	44,306	39,415	1,060	4,891
Hospitality revenues	76,020	62,252	45,374	13,768	16,878
Other rental and property revenues	23,701	16,170	25,453	7,531	(9,283)
Total revenues	327,555	295,165	259,306	32,390	35,859

Other property operating costs	71,748	60,506	68,078	11,242	(7,572)
Rental property real estate taxes	26,523	24,439	21,856	2,084	2,583
Rental property maintenance costs	12,872	12,033	10,236	839	1,797
Hospitality operating costs	56,362	49,359	34,839	7,003	14,520
Provision for doubtful accounts	2,710	5,601	3,998	(2,891)	1,603
Other income, net	315	(4,601)	(524)	4,916	(4,077)
Depreciation and amortization	122,421	86,313	89,075	36,108	(2,762)
Provision for impairment	—	35,734	—	(35,734)	35,734
Interest income	(22)	(19)	(37)	(3)	18
Interest expense	61,606	50,446	32,968	11,160	17,478
Equity in (earnings) loss from Real Estate and Other Affiliates	(3,267)	(2,802)	(1,883)	(465)	(919)
Total operating expenses	351,268	317,009	258,606	34,259	58,403
Income (loss) before development expenses	(23,713)	(21,844)	700	(1,869)	(22,544)
Demolition costs	1,605	194	2,412	1,411	(2,218)
Development-related marketing costs	3,346	947	7,934	2,399	(6,987)
Total development expenses	4,951	1,141	10,346	3,810	(9,205)
Operating Assets segment EBT*	$(28,664)	$(22,985)	$(9,646)	$(5,679)	$(13,339)

(*)      For a reconciliation of Operating Assets segment EBT to consolidated income (loss) before taxes, refer to Note 17 – Segments in our Consolidated Financial Statements.

Minimum rents and tenant recoveries revenue increased for the year ended December 31, 2017 compared to 2016 primarily due to increases of $10.1 million for our office properties, $5.3 million at our multi-family properties, $0.7 million at our retail properties, and $1.0 million related to our new National Hockey League (“NHL”) ground lease, partially offset by decreases of $6.0 million related to the sale of Park West and transfer of Landmark Mall to Strategic Developments. The increase in our office properties was primarily due to One Merriweather being placed in service, the acquisition of One Mall North in Columbia and the continued stabilization of ONE Summerlin, 1725 Hughes Landing and Three Hughes Landing, offset primarily by a decrease for 110 North Wacker in Chicago related to the future redevelopment of the property. The increase in our multi-family properties was primarily due to the purchase and consolidation of our joint venture partner’s 18.57% interest in Millennium Six Pines Apartments in July 2016 and ongoing leasing activities of One Lakes Edge. The increase in our retail properties was due to the ongoing stabilization of Lakeland Village Center and Creekside Village Green, offset by decreases at Ward Village Retail as certain properties are moved into redevelopment. Minimum rents and tenant recoveries increased for the year ended December 31, 2016 compared to 2015 primarily due to increases of $16.0 million for our office properties, $6.0 million for our multi-family properties and $5.9 million for our retail properties. The increase in our office properties was primarily due to the openings and on-going stabilization of 1725-1735 Hughes Landing Boulevard in 2016. The increase for our retail properties was primarily due to the elimination of co-tenancy allowances for the majority of tenants at Downtown Summerlin. The increase in our multi-family properties was primarily due to the opening of One Lakes Edge in 2015 and the purchase of our joint venture partner’s interest in Millennium Six Pines Apartments in July 2016.

The increase in hospitality revenues was primarily due to a $2.6 million increase at Embassy Suites at Hughes Landing and a $9.7 million increase at The Westin at The Woodlands as compared to 2016, with increases in hospitality operating costs due to the on-going stabilization of the two properties placed in service in December 2015 and March 2016, respectively. The increase in profit margin for our hospitality properties for the year ended December 31, 2017 compared to 2016 is due primarily to focused efforts to reduce operating expenses at all hospitality properties. Hospitality revenues and hospitality operating costs increased for the year ended December 31, 2016 compared to 2015 due primarily to the openings of The Westin at The

Woodlands in March 2016 and the Embassy Suites at Hughes Landing in December 2015. The decrease in profit margin for hospitality for the year ended December 31, 2016 compared to 2015 is due primarily to a decrease in occupancy and conference services at The Woodlands Resort and Conference Center which maintains relatively high fixed costs associated primarily with labor.

Other rental and property revenue increased for the year ended December 31, 2017 compared to 2016 primarily due to revenue related to the Las Vegas 51s baseball team which was consolidated effective March 1, 2017 with the purchase of our joint venture partner’s 50.0% interest in the team. Other rental and property revenue decreased for the year ended December 31, 2016 compared to 2015 primarily due to the sale of The Club at Carlton Woods in September 2015.

Other property operating costs increased for the year ended December 31, 2017 compared to the same period in 2016 due primarily to the purchase of our joint venture partner’s 50.0% interest in the Las Vegas 51s baseball team, an increase in operating expenses for 110 North Wacker which were previously paid by the tenant, an increase at the Seaport District for the Fulton Market Building which was partially placed in service in the fourth quarter of 2016 and expenses related to the seasonal marketing events at Seaport, offset by the impact of the December 2016 sale of Park West and the first quarter of 2017 transfer of Landmark Mall to our Strategic Developments segment. Other property operating costs and rental property maintenance costs decreased for the year ended December 31, 2016 compared to 2015 due to the sale of The Club at Carlton Woods, partially offset by an increase for our office properties primarily due to the openings of 1725-1735 Hughes Landing Boulevard.

Rental property real estate taxes increased for the year ended December 31, 2017 compared to 2016, primarily due to the purchase and consolidation of Millennium Six Pines Apartments, placing Three Hughes Landing in service, and the late 2015 and early 2016 openings of the Embassy Suites at Hughes Landing and The Westin at The Woodlands, respectively, offset by the sale of Park West. Rental property real estate taxes increased for the year ended December 31, 2016 compared to 2015 primarily due to the openings of 1725-1735 Hughes Landing Boulevard, Downtown Summerlin and One Lakes Edge, partially offset by the 2015 sale of The Club at Carlton Woods.

The provision for doubtful accounts decreased for the year ended December 31, 2017 compared to the same period in 2016 due to improved tenant credit at our retail properties. The 2016 reserves related to two tenants at our retail properties and for remaining receivables from our Park West property, sold in December 2016. The provision for doubtful accounts increased for the year ended December 31, 2016 compared to the same period in 2015 due primarily to reserves for a bankrupt tenant at Ward Village and due to collectability concerns with tenants at Park West and Downtown Summerlin.

Other income, net decreased for the year ended December 31, 2017 compared to 2016 and increased for the year ended December 31, 2016 compared to 2015 due to the settlement received for TPC at Summerlin in 2016 and the write-off of a liability at Riverwalk in 2016.

Depreciation and amortization increased for the year ended December 31, 2017 compared to 2016 due to the acceleration of depreciation reflecting shorter remaining useful lives for two office and two retail buildings pending redevelopment and depreciation on assets acquired or newly placed in service during the year ended December 31, 2017. Depreciation and amortization decreased for the year ended December 31, 2016 compared to 2015 due to accelerated depreciation in 2015 in anticipation of development at Ward Village, offset primarily by assets placed in service in 2016.

There was no provision for impairment for the year ended December 31, 2017. The provision for impairment increased for the year ended December 31, 2016 compared to the same period in 2015 due to a $35.7 million impairment charge recognized on Park West during the third quarter of 2016 as a result of our shorter than previously anticipated holding period of the property. The property was sold in December 2016.

The increase in interest expense for the year ended December 31, 2017 as compared to the same period in 2016 is primarily due to higher loan balances on additional properties acquired or placed in service in 2017 and late 2016 as well as increases in the one month LIBOR rate throughout the second and third quarters of 2017. Interest expense increased for the year ended December 31, 2016 due to new debt on assets placed in service in 2016 and a full year of interest on assets placed in service during 2015. See further discussion in Note 8 – Mortgages, Notes and Loans Payable in our consolidated financial statements.

Equity in earnings from Real Estate and Other Affiliates increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to a $3.4 million distribution from our Summerlin Hospital investment as compared to $2.6 million for the same period in 2016 and due to increased earnings at The Metropolitan Downtown Columbia, offset by a decrease in

33 Peck Slip due to an adjustment for depreciation, a decrease in Stewart Title due to increased competition in the area, a decrease in Constellation as a result of its consolidation with the purchase of our joint venture partner’s interest and a decrease the Las Vegas 51s baseball team investment subsequent to its consolidation with the purchase of our joint venture partner’s interest. Equity in earnings from Real Estate and Other Affiliates increased for the year ended December 31, 2016 compared to the same period in 2015 due primarily to the income earned from the purchase of our joint venture partner’s interest in Millennium Woodlands Six Pines and a $2.6 million distribution from our Summerlin Hospital investment as compared to $1.7 million in 2015.

Demolition costs for the year ended December 31, 2017 and 2016 relate to the demolition of Ward Warehouse, a portion of Ward Village Retail. Demolition costs decreased for the year ended December 31, 2016 versus 2015 due to the completion of the interior demolition of the Fulton Market Building part of the Seaport District NYC - Historic Area/Uplands.

Development-related marketing costs increased for the year ended December 31, 2017 as compared to the same period in 2016 due to an increase in marketing costs in the Seaport District. The costs in 2017 and 2016 relate to ongoing marketing initiatives as we continue leasing efforts in advance of the completion of our Pier 17 redevelopment. Development-related marketing costs decreased for the year ended December 31, 2016 compared to 2015 due to a decrease in marketing costs at the Seaport District NYC - Historic Area/Uplands. We incurred higher costs in 2015 due to greater marketing initiatives at Seaport District as we accelerated leasing efforts in advance of the 2016 completion of the Fulton Market Building.

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

Although we believe that NOI provides useful information to investors about the performance of our Operating Assets, due to the exclusions noted above, NOI should only be used as an additional measure of the financial performance of such assets and not as an alternative to GAAP net income. A reconciliation of Operating Assets NOI to Operating Assets EBT has been presented in the table below to provide the most comparable GAAP measure. Variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. Please refer to our Operating Assets NOI by property and Operating Assets EBT in the tables below for the years ended December 31, 2017, 2016 and 2015.

Operating Assets NOI and EBT

	Year Ended December 31,			2017-2016	2016-2015
(In thousands)	2017	2016	2015	Change	Change
Retail
The Woodlands
Creekside Village Green (a)	$1,893	$1,616	$877	$277	$739
Hughes Landing Retail (a)	3,733	3,564	1,548	169	2,016
1701 Lake Robbins (b)	284	381	418	(97)	(37)
20/25 Waterway Avenue	1,837	1,844	1,978	(7)	(134)
Waterway Garage Retail	719	671	722	48	(51)
2000 Woodlands Parkway	(94)	(51)	—	(43)	(51)
Columbia
Columbia Regional	1,536	1,467	1,415	69	52
Seaport District
Seaport District NYC - Historic Area / Uplands (c)	(1,452)	92	—	(1,544)	92
Summerlin
Downtown Summerlin (a)	17,950	16,632	10,117	1,318	6,515
Ward Village
Ward Village Retail (d)	20,576	22,048	25,566	(1,472)	(3,518)
Other
Lakeland Village Center at Bridgeland (a)	782	190	—	592	190
Outlet Collection at Riverwalk	5,879	5,125	6,450	754	(1,325)
Total Retail NOI	53,643	53,579	49,091	64	4,488

Office
The Woodlands
One Hughes Landing	6,168	6,276	5,547	(108)	729
Two Hughes Landing (e)	5,790	5,271	4,650	519	621
Three Hughes Landing	(623)	(514)	—	(109)	(514)
1725 Hughes Landing Boulevard (a)	3,531	200	(198)	3,331	398
1735 Hughes Landing Boulevard (a)	7,509	3,041	(18)	4,468	3,059
2201 Lake Woodlands Drive (a)	(32)	(121)	(138)	89	17
9303 New Trails (f)	1,171	1,721	1,993	(550)	(272)
3831 Technology Forest Drive	2,268	2,051	2,044	217	7
3 Waterway Square	6,709	7,033	6,588	(324)	445
4 Waterway Square	6,473	6,749	6,048	(276)	701
1400 Woodloch Forest	1,781	1,794	1,703	(13)	91
Columbia
10-70 Columbia Corporate Center (g)	11,568	11,862	12,947	(294)	(1,085)
Columbia Office Properties (h)	1,002	(6)	550	1,008	(556)
One Mall North	1,900	78	—	1,822	78
One Merriweather (c)	1,499	—	—	1,499	—
Two Merriweather (c)	(141)	—	—	(141)	—
Summerlin
ONE Summerlin (a)	3,898	2,365	(206)	1,533	2,571
Other
110 North Wacker (i)	723	6,105	6,100	(5,382)	5
Total Office NOI	61,194	53,905	47,610	7,289	6,295

Multi-family
The Woodlands
Millennium Six Pines Apartments	3,579	1,498	—	2,081	1,498
Millennium Waterway Apartments (j)	3,208	3,183	4,169	25	(986)
One Lakes Edge (a)	5,324	3,651	994	1,673	2,657
Summerlin
Constellation Apartments (k)	15	—	—	15	—
Seaport District
85 South Street (l)	194	523	494	(329)	29
Total Multi-family NOI	12,320	8,855	5,657	3,465	3,198

Hospitality
The Woodlands
Embassy Suites at Hughes Landing (m)	4,816	3,563	(25)	1,253	3,588
The Westin at The Woodlands (m)	6,189	1,739	—	4,450	1,739
The Woodlands Resort & Conference Center (n)	8,740	7,591	10,560	1,149	(2,969)
Total Hospitality NOI	19,745	12,893	10,535	6,852	2,358
Total Retail, Office, Multi-family, and Hospitality NOI	146,902	129,232	112,893	17,670	16,339

Other
The Woodlands
The Woodlands Ground leases	1,608	1,461	1,230	147	231
The Woodlands Parking Garages	(178)	(417)	(483)	239	66

Other
Other Properties (o) (c)	894	1,012	1,431	(118)	(419)
Total Other NOI	2,324	2,056	2,178	268	(122)

	Year Ended December 31,			2017-2016	2016-2015
(In thousands)	2017	2016	2015	Change	Change
Operating Assets NOI excluding properties sold or in redevelopment	$149,226	$131,288	$115,071	$17,938	$16,217

Redevelopments
Seaport District
Seaport District NYC - Historic Area / Uplands (c)	$—	$(589)	$(2,692)	$589	$2,103
Other
Landmark Mall (p)	—	(676)	(347)	676	(329)
Total Operating Assets Redevelopments NOI	—	(1,265)	(3,039)	1,265	1,774

Dispositions
The Woodlands
The Club at Carlton Woods	—	—	(942)	—	942
Other
Park West (q)	(60)	1,835	1,812	(1,895)	23
Cottonwood Square	750	705	677	45	28
Total Operating Assets Dispositions NOI	690	2,540	1,547	(1,850)	993
Total Operating Assets NOI - Consolidated	$149,916	$132,563	$113,579	$17,353	$18,984

Straight-line rent amortization (r)	7,999	10,689	7,391	(2,690)	3,298
Demolition costs (s)	(1,605)	(194)	(2,412)	(1,411)	2,218
Development-related marketing costs	(3,346)	(947)	(7,934)	(2,399)	6,987
Provision for impairment (q)	—	(35,734)	—	35,734	(35,734)
Depreciation and Amortization (t)	(122,421)	(86,313)	(89,075)	(36,108)	2,762
Write-off of lease intangibles and other	(575)	(25)	(671)	(550)	646
Other income, net (u)	(315)	4,601	524	(4,916)	4,077
Equity in earnings (loss) from Real Estate Affiliates	3,267	2,802	1,883	465	919
Interest, net	(61,584)	(50,427)	(32,931)	(11,157)	(17,496)
Total Operating Assets segment EBT (v)	$(28,664)	$(22,985)	$(9,646)	$(5,679)	$(13,339)

Operating Assets NOI - Equity and Cost Method Investments
The Woodlands
Millennium Six Pines Apartments (w)	$—	$1,537	$1,414	$(1,537)	$123
Stewart Title of Montgomery County, TX	1,329	1,977	2,007	(648)	(30)
Woodlands Sarofim # 1	901	1,541	1,496	(640)	45
Columbia
The Metropolitan Downtown Columbia	5,858	4,137	1,194	1,721	2,943
Summerlin					—
Constellation (k)	1,549	(108)	—	1,657	(108)
Las Vegas 51s (w)	(295)	68	305	(363)	(237)
Seaport District
33 Peck Slip (x)	—	1,347	—	(1,347)	1,347
Total NOI - equity investees	9,342	10,499	6,416	(1,157)	4,083

Adjustments to NOI (y)	(9,813)	(9,527)	(3,069)	(286)	(6,458)
Equity Method Investments EBT	(471)	972	3,347	(1,443)	(2,375)
Less: Joint Venture Partner's Share of EBT	(355)	786	3,211	(1,141)	(2,425)
Equity in earnings (loss) from Real Estate Affiliates	(116)	186	136	(302)	50

Distributions from Summerlin Hospital Investment	3,383	2,616	1,747	767	869
Segment equity in earnings from Real Estate and Other Affiliates	$3,267	$2,802	$1,883	$465	$919

Company's Share of Equity Method Investments NOI
The Woodlands
Millennium Six Pines Apartments (w)	$—	$1,252	$1,151	$(1,252)	$101
Stewart Title of Montgomery County, TX	665	989	1,004	(324)	(15)
Woodlands Sarofim # 1	180	308	299	(128)	9
Columbia
The Metropolitan Downtown Columbia	2,929	2,069	597	860	1,472
Summerlin				—	—
Constellation (k)	775	(54)	—	829	(54)
Las Vegas 51s (w)	(148)	34	153	(182)	(119)
Seaport District
33 Peck Slip (x)	—	471	—	(471)	471
Company's share NOI - equity investees	$4,401	$5,069	$3,204	$(668)	$1,865

	Economic	December 31, 2017
(In thousands)	Ownership	Total Debt	Total Cash
The Woodlands
Stewart Title of Montgomery County, TX	50.00%	$—	$139
Woodlands Sarofim # 1	20.00	5,282	688
Columbia
The Metropolitan Downtown Columbia	50.00	70,000	340

(a)

NOI increase for the year ended December 31, 2017 as compared to the same periods in 2016 and 2015 relates to an increase in occupancy and/or effective rent, or relates to properties recently placed in service.

(b)

The decrease in NOI for the year ended December 31, 2017 as compared to the same period in 2016 is due to the expiration of a lease in October 2016. As of December 31, 2017, the building is 100% leased.

(c)	Please refer to discussion in the following sections regarding this property.
(d)

The decrease in NOI at Ward Village for the year ended December 31, 2017 as compared to the same periods in 2016 and 2015 is generally due to the closure and transfer of buildings from Operating Assets to Strategic Developments in anticipation of redevelopment.

(e)

The increase in NOI for the year ended December 31, 2017 as compared to the same period in 2016 is due to bad debt expense for a tenant in 2016. The increase for the year ended December 31, 2016 compared to the same period in 2015 is primarily due to a delinquent tenant who is no longer occupying the space.

(f)

The decrease in NOI for the year ended December 31, 2017 compared to the same periods in 2016 and 2015 is generally due to a decrease in occupancy due to a tenant relocating to 1725 Hughes Landing Boulevard.

(g)

The decrease in NOI for the year ended December 31, 2017 as compared to the same period in 2016 is generally due to an increase in repairs and maintenance and a termination fee received in April 2016. The decrease in NOI for the year ended 2016 compared to 2015 is due to a slight decline in occupancy and a general decline in rental revenues due to rental rates resetting to lower market rates.

(h)

The NOI increase for the year ended December 31, 2017 as compared to the same period in 2016 is primarily due to increased occupancy at Columbia Association and an overall decrease in operating expenses. The decrease in NOI for the year ended December 31, 2016 as compared to the same period in 2015 is due to a general decline in rental revenue due to rental rates resetting to lower market rates.

(i)	The decrease in NOI is due to our termination of the lease to facilitate redevelopment and tenant rent abatement through the January 2018 lease termination date.
(j)	NOI decrease for the year ended December 31, 2016 as compared to the same period in 2015 is generally due to an increase in concessions to increase occupancy.
(k)

NOI increase for the year ended December 31, 2017 as compared to the same period in 2016 due to the consolidation of Constellation as a result of the buyout of our joint venture partner’s 50% interest on December 28, 2017. The property’s NOI is now included with our 100% owned multi-family properties.

(l)	The decrease in NOI for the year ended December 31, 2017 compared to the same period in 2016 is due to the buyout of a tenant in a rent controlled unit.
(m)	NOI increase for the year ended December 31, 2017 as compared to the same period in 2016 is due to improved occupancy and an increase in revenue per available room.
(n)

The NOI increase for the year ended December 31, 2017 as compared to the same period in 2016 is due to improved occupancy and an increase in revenue per available room. The decrease in NOI for the year ended December 31, 2016 as compared to the same period in 2015 is due to a decrease in occupancy and conference center services.

(o)

NOI decrease for the year ended December 31, 2017 as compared to the same period in 2016 in Other Properties is due to the transfer of the Merriweather Post Pavilion in 2016, offset by the ground lease with a hockey team and consolidation of Las Vegas 51s in 2017.

(p)	Landmark Mall was closed for redevelopment and moved to our Strategic Developments segment as of January 2017.
(q)	Park West was impaired in the third quarter of 2016 prior to its sale in December 2016, and 2017 activity relates to an adjusted increase of property expenses per the terms of the sales agreement.
(r)

Amortization of straight-line rent decreased for the year ended December 31, 2017 as compared to the same period in 2016 primarily due to the write-off of straight-line rent at Ward Village associated with a bankrupt tenant in 2016.

(s)	The demolition costs for the year ended December 31, 2017 relate to the demolition of Ward Warehouse, a portion of Ward Village Retail.
(t)

Increased depreciation and amortization for the year ended December 31, 2017 as compared to the same period in 2016, relates to an increase in the number of operating properties in service as well as accelerated depreciation of $25.5 million reflecting the shorter remaining useful lives for properties pending redevelopment.

(u)

The decrease in other income, net for the year ended December 31, 2017 compared to the same period in 2016 is due to the final participation payments received for TPC Las Vegas and TPC Summerlin in July 2016.

(v)	For a detailed breakdown of our Operating Assets segment EBT, please refer to Note 17 – Segments in the consolidated financial statements.
(w)

NOI variance in Millennium Six Pines and Las Vegas 51s for the year ended December 31, 2017, respectively, as compared to the same period in 2016 is due to the consolidation of the asset as a result of the purchase of our joint venture partners’ interests.

(x)	The 33 Peck Slip hotel was closed for redevelopment at the end of December 2016. Please see further discussion in the Strategic Developments discussion of the Seaport District.
(y)	Adjustments to NOI include straight line-rent and market lease amortization, demolition costs, depreciation and amortization and interest expense, net at our joint venture properties.

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

The following table summarizes the leases we executed at our retail properties during the year ended December 31, 2017:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	26	112	229,889	105,501	131,493	$53.43	$7.31	$0.97
Comparable - Renewal (c)	9	47	33,504	1,454	—	31.39	3.33	—
Comparable - New (d)	12	76	33,491	20,245	15,125	31.44	4.13	2.16
Non-comparable (e)	32	91	136,974	120,765	117,740	24.63	6.94	0.99
Total			433,858	247,965	264,358

(a)	Excludes executed leases with a term of 12 months or less.
(b)

Pre-leased information is associated with our projects under development at December 31, 2017. The majority of our pre-leased retail relates to Seaport District properties in New York where rental rates are higher relative to other geographies.

(c)

Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $31.26 per square foot to $31.39 per square foot, or 0.4% over previous rents.

(d)

Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $28.94 per square foot to $31.44 per square foot, or 8.6% over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

Our retail square feet placed in service in the year ended December 31, 2017 relates to a portion of our Seaport District project, discussed below:

Seaport District

Seaport District NYC - Historic Area/Uplands

The decrease in NOI  for the year ended December 31, 2017 as compared to the same period ended December 31, 2016 in the Seaport District NYC - Historic Area/Uplands (a portion of our larger Seaport District redevelopment project, as discussed further herein in Strategic Developments) primarily relates to an increase in expenses, including operating expenses for Fulton Market Building and for seasonal marketing events, partially offset by rental income from the 46,000 square foot iPic Theater in the newly renovated Fulton Market Building, which opened in the fourth quarter of 2016. Ongoing leasing and redevelopment activities are expected to substantially reposition the approximately 180,000 square feet of retail space in the Uplands in 2018.

Office Properties

All of the office properties, except for 110 North Wacker and ONE Summerlin, are located in Columbia, Maryland or in The Woodlands, Texas. Leases related to our office properties in The Woodlands and 110 North Wacker are generally triple net leases. Leases at properties located in Columbia, Maryland, and ONE Summerlin are generally gross leases.

The following table summarizes our executed office property leases during the year ended December 31, 2017:

			Square Feet			Per Square Foot per Annum
		Avg.		Associated	Associated	Avg.	Total	Total
	Total	Lease Term	Total	with Tenant	with Leasing	Starting	Tenant	Leasing
Office Properties (a)	Executed	(Months)	Leased	Improvements	Commissions	Rents (f)	Improvements	Commissions
Pre-leased (b)	4	156	842,367	842,367	842,367	$49.84	$6.16	$1.06
Comparable - Renewal (c)	13	55	41,242	33,439	26,730	28.35	3.23	1.26
Comparable - New (d)	7	44	39,613	32,830	36,951	37.28	4.09	2.20
Non-comparable (e)	54	73	318,647	277,804	296,559	32.17	8.23	1.90
Total			1,241,869	1,186,440	1,202,607

(a)	Excludes executed leases with a term of 12 months or less.
(b)	Pre-leased information is associated with projects under development at December 31, 2017.
(c)

Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $29.60 per square foot to $28.35 per square foot, or (4.2%) under previous rents.

(d)

Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $39.21 per square foot to $37.28 per square foot, or (4.9%) under previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.
(f)	Avg. Starting Rents is based on the gross rents, including recoveries.

The following discussions summarize our recently completed or acquired office properties, which were placed in service in 2017:

Columbia

One Merriweather

Located in the Merriweather District, this 202,603 square foot, eight-story multi-tenant Class A office building includes 12,500 leasable square feet of retail and restaurant space, is situated on 1.3 acres of land and was placed in service in 2017. Adjacent to the building on 1.6 acres is a nine-story parking garage which will contain approximately 1,129 spaces. The garage provides parking for One and Two Merriweather. The total development costs are approximately $78 million, inclusive of $15 million in costs for the parking garage (allocated evenly with Two Merriweather), and remaining costs relate to final lease-up and tenant build-out. We expect to reach annual stabilized NOI of approximately $5.1 million in 2020. As of December 31, 2017, the building is 81.3% leased.

Two Merriweather

We began construction on Two Merriweather, a Class A mixed-use office building, in the third quarter of 2016. The project is being delivered in stages, with the first portion placed in service in the fourth quarter of 2017. Two Merriweather consists of approximately 100,000 square feet of office and approximately 30,000 square feet of retail space. Total development costs are expected to be approximately $41 million, of which $29.8 million has been incurred through December 31, 2017. We expect to reach projected annual stabilized NOI of approximately $3.6 million in 2020. As of December 31, 2017, 58.2% of the total project is leased.

Other

The properties that are included in Other Properties in our Operating Assets NOI and EBT table for the years ended December 31, 2017, 2016 and 2015 include the Kewalo Basin Harbor, Merriweather Post Pavilion (until its transfer to the Downtown Columbia Arts and Culture Commission in November 2016), HHC 242 Self-Storage and HHC 2978 Self-Storage for the year ended December 31, 2017 as discussed below, Las Vegas 51s since the consolidation of the property on March 1, 2017, and participation interests in the golf courses at TPC Summerlin and TPC Las Vegas golf courses until the June 2016 receipt of $2.8 million, which represents our final participation payment for these interests.

The following discussions summarize our recently completed self-storage properties, which were placed in service in 2017:

HHC 242 Self-Storage

Located in Alden Bridge, a neighborhood within The Woodlands, this facility is located on 4.0 acres and comprises 654 units aggregating approximately 82,000 square feet. Total development costs are expected to be approximately $9 million. As expected given a slower lease-up period for self-storage facilities as compared to other assets, we expect to reach annual stabilized NOI of approximately $0.8 million in 2020. The facility opened in the first quarter of 2017, and as of December 31, 2017, the project is 37.0% leased.

HHC 2978 Self-Storage

Located in Alden Bridge, this facility is located on 3.1 acres and comprises 784 units aggregating approximately 79,000 square feet. Total development costs are expected to be approximately $9 million. As expected given a slower lease-up period for self-storage facilities as compared to other assets, we expect to reach annual stabilized NOI of approximately $0.8 million in 2020. The facility opened in the second quarter of 2017, and as of December 31, 2017, the project is 33.9% leased.

Strategic Developments

Our Strategic Developments segment assets generally require substantial future development to maximize their value. Other than our condominium properties, most of the properties and projects in this segment generate no revenues. For our condominium projects we currently use percentage of completion accounting to recognize revenues during the construction phase, and apply the full accrual method to sales of units in fully completed buildings. Please see Note 1 – Summary of Significant Accounting Policies in our Consolidated Financial Statements for a discussion of changes in accounting for condominium projects as a result of adoption of the new revenue recognition accounting standard on January 1, 2018. Our expenses relating to Strategic Developments assets are primarily costs associated with selling condominiums, marketing costs associated with our developments, carrying costs such as property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Developments asset, we would expect that, with the exception of the residential portion of our condominium projects, upon completion of development, the asset would be reclassified to the Operating Assets segment when the asset is placed in service, and NOI would become a meaningful measure of its operating performance. All development costs discussed herein are exclusive of land costs.

Total revenues and expenses for the Strategic Developments segment are summarized as follows:

	Year Ended December 31,			2017-2016	2016-2015
(In thousands)	2017	2016	2015	Change	Change
Minimum rents	$565	$447	$899	$118	$(452)
Condominium rights and unit sales	464,251	485,634	305,284	(21,383)	180,350
Other land, rental and property revenues	8,206	455	1,734	7,751	(1,279)
Total revenues	473,022	486,536	307,917	(13,514)	178,619

Condominium rights and unit cost of sales	338,361	319,325	191,606	19,036	127,719
Other property operating costs	19,981	5,472	4,673	14,509	799
Real estate taxes	2,662	2,408	2,282	254	126
Rental property maintenance costs	560	359	476	201	(117)
Provision for doubtful accounts	(2)	63	32	(65)	31
Demolition costs	318	2,018	885	(1,700)	1,133
Development-related marketing costs	17,158	21,237	17,532	(4,079)	3,705
Depreciation and amortization	1,210	2,744	3,240	(1,534)	(496)
Other income	(108)	(611)	104	503	(715)
Gains on sales of properties	(51,242)	(140,549)	—	89,307	(140,549)
Interest expense (income), net (a)	(25,467)	(17,437)	(8,655)	(8,030)	(8,782)
Equity in earnings in Real Estate and Other Affiliates	550	(10,515)	(1,838)	11,065	(8,677)
Total expenses, net of other income	303,981	184,514	210,337	119,467	(25,823)
Strategic Developments segment EBT*	$169,041	$302,022	$97,580	$(132,981)	$204,442

(*)    For a reconciliation of Strategic Developments segment EBT to consolidated income (loss) before taxes, refer to Note 17 – Segments in our Consolidated Financial Statements.

(a)	Negative interest expense amounts are due to interest capitalized in our Strategic Developments segment related to Operating Assets segment debt and to the Senior Notes.

Minimum rents primarily relate to projects that are nearing completion, contribute minimal rental revenue in all years presented and are included in the Strategic Developments segment as the project is not substantially complete.

The decrease in condominium rights and unit sales for the year ended December 31, 2017 as compared to 2016 is due to less revenues at our Waiea tower, which has sold 94.8% of its units, partially offset by more revenues from Anaha, Ae`o and Ke Kilohana towers. The increase in condominium rights and unit sales for the year ended December 31, 2016 as compared to 2015 related to revenue recognition at our Waiea and Anaha condominium projects for which we began recognizing revenue in 2015 on the percentage of completion basis.

Other land, rental and property revenues increased in 2017 compared to the same period in 2016 and 2015 due to the consolidation of the Home Owners’ Associations (“HOAs”) for the recently opened Waiea and Anaha residential towers in 2017. We expect to transfer control of the HOAs to homeowners in future periods.

Condominium rights and unit costs of sales for the year ended December 31, 2017 represent development and construction costs relating to the revenues recognized on a percentage of completion basis at Anaha, Ae’o and Ke Kilohana and also includes costs related to sales at our Waiea tower which was opened to new homeowners at the end of 2016. Condominium rights and unit costs of sales for the years ended December 31, 2016 and 2015 primarily represent development and construction costs relating to the revenues recognized on a percentage of completion basis at Waiea and Anaha. The book value of condominium rights sold to the ONE Ala Moana joint venture were also recorded as cost of sales in 2015.

Other property operating costs increased in 2017 as compared to the same period in 2016 and 2015 primarily due to opening and carrying costs associated with unsold inventory at Waiea and pre-opening costs at Anaha condominium projects, costs associated with various projects under development at the Seaport District, as well as costs associated with the HOAs at Waiea and Anaha as a result of the consolidation of the HOAs for these towers in 2017.

Demolition costs decreased in 2017 as compared to 2016 due to costs incurred in 2016 to demolish preexisting structures primarily at Seaport and Ward Village where we have plans to redevelop. Demolition costs increased in 2016 as compared to 2015 for the same reason.

Development-related marketing costs are primarily incurred to enhance our brand, generate demand for our development and redevelopment projects and sustain consumer and industry relationships. For the year ended December 31, 2017, development-related marketing costs decreased compared to 2016 primarily due to less costs incurred at Pier 17, Ae`o  and Waiea, offset by costs incurred at `A`ali`i.  For the year ended December 31, 2016, development-related marketing costs increased compared to 2015 primarily due to costs incurred at Pier 17, Ae`o  and Waiea.

Depreciation and amortization decreased in 2017 as compared to the same periods in 2016 and 2015 due to the IBM building being transferred to our Operating Assets segment in the second quarter of 2017.

Gains on sales of properties for the year ended December 31, 2017, are primarily related to the sale of 36 acres of undeveloped land at The Elk Grove Collection, the sale of 70 acres of undeveloped land at Kendall Town Center, the sale of Century Plaza, and the sale of the Volo Land. The gross sales price of The Elk Grove Collection was $36.0 million and resulted in a pre-tax gain of $32.2 million. The gross sales price of Kendall Town Center was $40.5 million and resulted in a pre-tax gain of $20.2 million. Century Plaza and Volo Land sold for combined proceeds of $3.6 million and a combined net loss of $1.2 million. Gains on sales of properties for the year ended December 31, 2016 relate to the sale of 80 South Street Assemblage for net cash proceeds of $378.3 million, resulting in a pre-tax gain of $140.5 million. The 80 South Street Assemblage was a 42,694 square foot lot with 817,784 square feet of available development rights in the Seaport District.

Interest income, net increased for the year ended December 31, 2017, 2016 and 2015 as compared to prior years as we had more projects under construction in those years and therefore capitalized more of our interest incurred.

Equity in earnings from Real Estate and Other Affiliates for the year ended December 31, 2016 is primarily related to our earnings from the sale of a certain land parcel by our Circle T Ranch and Power Center joint venture in June 2016, which did not recur in 2017. In 2015, our Equity in earnings from Real Estate and Other Affiliates represented our share of the earnings in the ONE Ala Moana condominium venture, in which all of the units available for sale have been sold and closed.

The following describes the status of our major construction projects and announced Strategic Developments projects as of December 31, 2017. For projects that have been under construction for a substantial period and are nearing completion, please refer to the Projects under Construction table below for an update on the project’s individual metrics and associated timeline for completion. For information on the construction financings on our projects, please refer to Note 8 – Mortgages, Notes and

Loans Payable in our Consolidated Financial Statements.

Downtown Columbia Redevelopment District

The Downtown Columbia market contains 3.2 million square feet of office space, of which we own 1.6 million square feet, located close to shopping, restaurants and entertainment venues. We believe there is a significant opportunity to redevelop this area over future years. Existing entitlements initially obtained in 2010 and amended in 2017, totaling approximately 14.0 million square feet for all of Downtown Columbia Redevelopment District, have densities for up to 6,200 residential units, 4.3 million square feet of commercial office space, 1.3 million square feet of retail space and 640 hotel rooms. The majority of these entitlements exist on land, surface parking lots and other assets controlled by us. We have been advised that these entitlements have no expiration date under Maryland law.

Pursuant to a 2010 development agreement with General Growth Properties, Inc., we have a preferred residential and office development covenant that provides us the right of first offer for new development densities of both residential and office space within the Columbia Mall Ring Road. This covenant expires in 2030. The development agreement contains the key terms, conditions, responsibilities and obligations with respect to future development of this area within the greater Downtown Columbia Redevelopment District.

We are continuing predevelopment activities on our third neighborhood within the Downtown Columbia Redevelopment District, the Lakefront District and expect approval on a final Development Plan for that area in the first half of 2018.

Tax increment financing (“TIF”) bonds

In November 2016, the Howard County Council authorized the issuance of up to $90.0 million of TIF bonds for the Downtown Columbia Redevelopment District’s master plan. The Final Limited Offering Memorandum for the first tranche relates to the Merriweather District, and closing on the $48.2 million of Series 2017 A Special Obligation Bonds (“Phase One Bonds”) occurred in October 2017. As part of the legislation approved concurrently with TIF legislation in 2016, an additional 744 residential units may be constructed for the local community to provide for affordable housing needs, which would, if built, increase the previous density to over 6,200 residential units. The TIF will provide capital for the development of key roads and infrastructure supporting our local office buildings and other commercial development within the Merriweather District. The Phase One Bonds are secured by incremental property taxes from the anticipated increased assessed values of specified properties in the Downtown Columbia Development District, and “Special Taxes” which may be levied if necessary to fund the debt service and other costs of the bonds in the event there is a shortfall in the projected property tax increment. We, through our wholly-owned subsidiaries, currently own the majority of the acreage in the Development District, and all of the developable land within the “Special Taxing District.” In the Funding Agreement for the TIF, one of our wholly-owned subsidiaries, The Howard Research and Development Corporation, has agreed to complete certain defined public improvements and to indemnify Howard County, and we have guaranteed these obligations, with a limit of $1.0 million, expiring 36 months after bond issuance.

m.flats/TEN.M

We are a 50% partner with Kettler, Inc. (“Kettler”) to construct a 437-unit, Class A multi-family project with 29,000 square feet of ground floor retail, which is adjacent to The Metropolitan Downtown Columbia in Columbia, Maryland. Construction on the project, which began in the first quarter of 2016, includes two separate buildings, m.flats and TEN.M. Kettler provides construction and property management services for the development. In September 2017, we completed construction of TEN.M and residents began taking occupancy. We anticipate project completion of m.flats in the first quarter of 2018. We expect the property to reach projected annual stabilized NOI of approximately $7.9 million at the end of 2019, of which our share would be $3.9 million. Total development costs are expected to be approximately $109 million, and costs incurred through December 31, 2017 were approximately $96.9 million. The project is financed with an $88.0 million construction loan, which is non-recourse to us.

Three Merriweather and shared parking garage – In 2017, we announced construction of Three Merriweather, a 12-story, Class A mixed-use office building. Construction is expected to begin in the first half of 2018, with planned completion of the project in the third quarter of 2019. Three Merriweather will consist of approximately 307,000 rentable square feet of office and 13,000 square feet of retail space. Building amenities will include a rooftop terrace with conference and meeting space that overlooks the Merriweather Post Pavilion concert venue and a fitness center at the ground level with direct access to the 100-

mile running and biking pathway network throughout Columbia. A 9‐level parking garage that will provide parking for the office, retail and community events and will be constructed in two phases as part of the project for a total of approximately 2,000 spaces at completion. Total development costs are expected to be approximately $138 million, and we expect to obtain construction financing during the first half of 2018. As of December 31, 2017 approximately 50%, of the building is pre-leased to Tenable, Inc. We expect to reach annual stabilized NOI of approximately $9.2 million in 2023.

The Woodlands

100 Fellowship Drive

In November 2016, we entered into a build-to-suit arrangement to develop a three-story, 203,000 rentable square foot medical building with approximately 550 surface parking spaces. The building is 100% pre-leased as of December 31, 2017. Total development costs are expected to be approximately $63 million. We began construction in the second quarter of 2017 and anticipate project completion in the second quarter of 2019. We expect to reach projected annual stabilized NOI of $5.1 million in 2019. The project is financed with a $51.4 million construction loan, which is non-recourse to us.

Creekside Park Apartments

In March 2017, we commenced construction of Creekside Park Apartments, a 292-unit apartment complex offering the first rental product in Creekside Park Village Center. Construction completion and grand opening is expected in the third quarter of 2018. Total development costs are expected to be approximately $42 million and will be funded in large part with a $30.0 million increase to The Woodlands Master Credit Facility completed in April 2017 (described in Note 8 – Mortgages, Notes and Loan Payable). We expect to reach projected annual stabilized NOI of $3.5 million in 2019.

Lake Woodlands Crossing Retail

Construction of Lake Woodlands Crossing Retail began during the fourth quarter of 2017 with completion expected in the fourth quarter of 2018. The center will be approximately 60,300 rentable retail square feet consisting of 25,000 square feet of anchor space, 10,000 square feet of junior anchor space and 25,300 square feet of inline and restaurant space. The project is situated on 7.7 acres and is in close proximity to Market Street and The Woodlands Mall within The Woodlands Town Center. Total development costs are expected to be approximately $15 million. We expect to reach projected annual stabilized NOI of approximately $1.7 million in the fourth quarter of 2020. As of December 31, 2017, the project is 63.7% pre-leased, and we obtained a $15.5 million construction loan on January 25, 2018.  The loan has a 50% repayment guaranty until construction is complete, at which point the repayment guaranty will drop to 15% provided the property is 90% leased.

Bridgeland

Bridgeland Apartments

Bridgeland Apartments is our first apartment complex within Bridgeland. The project will be a 312-unit, multi-family development located at the northeast corner of Bridgeland Creek Parkway and Mason Road, situated on approximately 15.0 acres. The project is comprised of two, four-story garden style buildings, comprising 192 units and 12 townhome style buildings consisting of 120 units. The project also offers the best in class finishes and amenities unique to the market which would include a 24/7 fitness center, clubhouse with full kitchen, pool, pet care center, storage and children’s area. Construction is expected to begin in the second quarter of 2018, with completion anticipated in the fourth quarter of 2019. We are currently seeking construction financing for this project. Total development costs are expected to be approximately $48.4 million and we expect to reach annual stabilized NOI of approximately $3.7 million in the third quarter of 2022.

Seaport District

The revitalization of Lower Manhattan into a media and entertainment hub continues in our Seaport District, which encompasses seven buildings spanning several city blocks along the East River waterfront including (i) the Uplands, which is west of the FDR Drive and consists of approximately 183,000 square feet of retail space, including the 100,000 square foot Fulton Market Building, a portion of which was placed in service in the fourth quarter of 2016 (see discussion in the Operating Assets segment), and (ii) approximately 213,000 square feet of experiential retail, studio and creative office space at Pier 17, with an additional approximate 53,000 square feet at the Tin Building located east of the FDR Drive, all of which is under development and discussed further below.

Pier 17 and Tin Building

Construction on Pier 17 continues, and the openings of various components of Pier 17 are expected throughout 2018. On October 9, 2017, we announced that ESPN’s studio provider NEP Imaging Group, LLC (“ESPN”) will occupy 19,000 square feet of rentable space on the third floor of Pier 17 through a long-term lease. ESPN expects to begin broadcasting in April 2018 and will be joined by the culinary experiences of restaurants managed by Jean-Georges Vongerichten and the Momofuku Group led by David Chang on the first floor. Pier 17 will feature dynamic food offerings and retail on the first two levels, office, studio, and event space on levels three and four, and a 1.5-acre rooftop featuring an outdoor event and entertainment venue for a summer concert series, private events, community open space and a vibrant winter village.

In January 2017, we executed a ground lease amendment with the City of New York, incorporating the Tin Building into our leased premises and modifying other related provisions. As part of the Tin Building redevelopment, important historical elements are being salvaged and catalogued during the building’s deconstruction. We will reconstruct the platform pier where the Tin Building currently sits and restore the building. The project includes construction of turn-key, interior fit-out for the Food Hall space, also leased by Jean-Georges Vongerichten, which will feature a variety of fresh specialty foods, seafood, exceptional dining experiences and other products.

In February 2018, we executed an agreement with an affiliate of Noho Hospitality Group, cofounded by two-time James Beard award-winning chef, Andrew Carmellini, to open a new restaurant in 2019 in Pier Village that will total approximately 11,000 square feet.  We also negotiated multi-year agreements with Ticketmaster and Heineken (through NYC Seaport SP Group, LLC). As the Exclusive Ticketing Partner of the Pier 17 rooftop, Ticketmaster will provide ticketing services for the rooftop. Heineken will be a Founding Sponsor of the Seaport District and activate the property with unique consumer experiences.

33 Peck Slip

In January 2016, we entered into a joint venture with Grandview SHG, LLC to purchase an operating hotel totaling 43,889 square feet located at 33 Peck Slip in the Seaport District of New York. We advanced a bridge loan of $25.0 million at a 5.0% interest rate to the joint venture at closing to expedite the acquisition, which was repaid in full in June 2016 upon completion of a refinancing of the property with a $36.0 million redevelopment loan. Our total investment in the joint venture is $8.7 million as of December 31, 2017, which represents our 35% ownership share of the total equity in the project. Under the terms of the joint venture agreement, cash will be distributed to the members as follows: (1) each member will be paid a 6.5% preferred return on their initial invested capital and will be repaid their initial invested capital; and (2) all remaining cash will be distributed 50% to us and 50% to the other members. The 33 Peck Slip hotel was closed at the end of December 2016 for redevelopment and construction began in January 2017. We anticipate completion in the second quarter of 2018 and expect the 66-room, renovated hotel to be an added amenity to the Seaport District experience. Total costs of the project are expected to be approximately $67 million, and as of December 31, 2017, $59.7 million of costs have been incurred by the joint venture. We expect stabilized NOI to be $3.4 million, of which $1.2 million is our share.

Summerlin

Aristocrat

In the second quarter of 2017, we entered into a build-to-suit arrangement with Aristocrat Technologies, a global leader in gaming solutions, and commenced construction of a corporate campus located less than four miles from Downtown Summerlin. The campus will be situated on approximately 12 acres, will include two office buildings of approximately 90,000 square feet each and is 100% pre-leased. Construction began in June 2017, with core and shell completion anticipated in the second quarter of 2018 and an opening in the fourth quarter of 2018. Total development costs are expected to be approximately $47 million, and in the fourth quarter of 2017, we closed on a $64.6 million financing for this project in conjunction with the financing of Two Summerlin, discussed below, of which $31.1 million is allocated to Aristocrat. We expect to reach projected annual stabilized NOI of $4.1 million in the first quarter of 2019.

Downtown Summerlin Area

Summerlin’s developing urban core is comprised of nearly 400 acres and is centrally located within Summerlin with easy access to the Las Vegas Valley’s 215 Beltway. It is currently home to our Downtown Summerlin retail asset, an approximately 106-acre fashion, dining and entertainment venue, and the new City National Arena, home to the Las Vegas Golden Knights NHL team’s practice facility. There are approximately 170 acres of land available for development.

Downtown Summerlin Apartments – We commenced construction on Downtown Summerlin Apartments in the first quarter of 2018. The project will be a 267-unit, multi-family development in Downtown Summerlin, situated on approximately 9.0 acres, in close proximity to our Downtown Summerlin retail venue. The project is comprised of three garden–style, walk–up residential buildings with elevators, surface parking, 22 tuck under garages, a clubhouse with an attached pool and an amenity area. We anticipate obtaining construction financing of approximately $44.1 million during the first quarter of 2018. Total development costs are expected to be approximately $59 million. We expect to complete this project in the third quarter of 2019 and reach projected annual stabilized NOI of approximately $4.4 million in the third quarter of 2020.

Las Vegas Ballpark – In October 2017, we announced the development of a new ballpark for our wholly-owned Las Vegas 51s Triple-A professional baseball team and signed a 20-year, $80.0 million naming rights agreement for the future stadium with the Las Vegas Convention and Visitor’s Authority. The approximately 10,000-fan capacity ballpark will be located on 9 acres in the Downtown Summerlin area and serve as another amenity for the rapidly growing retail and entertainment destination in the heart of Summerlin’s urban core. During the first half of 2018, we expect to continue to complete predevelopment activities, finalize the development budget and construction timeline, and obtain construction financing.

Two Summerlin – During the second quarter of 2017, we commenced construction of our second office building in Downtown Summerlin and expect completion by the end of the third quarter of 2018. The Class A office building will be approximately 145,000 square feet, with an adjacent 424-space parking structure, situated on approximately four acres, it will be located just east of Downtown Summerlin and adjacent to land which we ground lease to the NHL practice facility, which is in close proximity to our Downtown Summerlin retail venue. This office building will be the first office project we have developed within our 200-acre master parcel across from Downtown Summerlin and will initiate development of our planned 1.2 million square feet of office, 77,000 square feet of neighborhood retail and 4,000 residential units. Total development costs for Two Summerlin are expected to be approximately $49 million. In the fourth quarter of 2017, we closed on a $64.6 million financing for this project in conjunction with the financing of Aristocrat, discussed above, of which $33.5 million is allocated to Two Summerlin. We expect to reach projected annual stabilized NOI of approximately $3.5 million in 2020, and the building is 22.0% pre-leased as of December 31, 2017, of which 11.0% is intended for use by our local operations.

Ward Village

We continue to transform Ward Village into a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets. The ongoing construction at our four mixed-use projects includes the construction of approximately 114,500 square feet of new retail to serve our new residents and the community at large. In addition, during the last half of 2017, we have removed 226,466 square feet of old retail space from service to prepare it for redevelopment. Many of the tenants occupying the closed space have been relocated within Ward Village. As we move forward with the execution of our master plan which ultimately contemplates a total of approximately 1.0 million square feet of retail at completion, we will periodically redevelop the older existing retail space and replace it as part of new mixed-use projects.

Condominium Projects Delivered or Under Construction

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

Ward Village Condominiums as of December 31, 2017
($ in millions)	Total Units	Closed or Under Contract	Percent of Units Sold	Total Projected Costs	Costs Paid to Date	Estimated Completion Date
Waiea	174	165	94.8%	$424.6	$391.6	Opened	(a)
Anaha	317	309	97.5	401.3	371.7	Opened	(b)
Ae`o	466	422	90.6	428.5	222.3	Q1 2019
Ke Kilohana	424	390	92.0	218.9	64.9	2019
Total under construction	1,381	1,286	93.1%	$1,473.3	$1,050.5

(a)	Waiea opened and residents began occupying units in November 2016. We have closed on 159 units as of December 31, 2017.
(b)	Anaha opened and residents began occupying units in October 2017. We have closed on 305 units as of December 31, 2017.

Waiea –As of December 31, 2017, we have entered into contracts for 165 of the 174 units and closed on 159 of those units. All units under contract represent 94.8% of total units and 89.9% of the total residential square feet available for sale. Total development costs are expected to be approximately $425 million, which includes $12.6 million of development-related marketing costs that were expensed as incurred. We have recognized 100% of the revenue and costs for on units that have either closed or are under qualifying contracts under the percentage-of-completion method. Remaining costs to complete primarily relate to the finish out of the remaining unsold units. The retail portion of the project is 100% leased and will be placed in service by the end of the second quarter of 2018.

Anaha – In 2014, we began construction of Anaha, and opened the condominium tower during the fourth quarter of 2017, with the initial residents taking occupancy at that time. Additionally, we have leased 58.5% of the 16,100 square feet of retail space. As of December 31, 2017, 309 of the 317 total units were closed or under contract. These contracted sales represent 97.5% of total units and 94.3% of the total residential square feet available for sale. Total development costs are expected to be approximately $401 million, which includes $8.6 million of development-related marketing costs that are being expensed as incurred. Remaining costs to complete primarily relate to punch list items and unsold units. During 2015, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis.

Ae`o – In February 2016, we began construction of the 389,000 square foot Ae`o tower and the 68,300 square feet of retail, primarily comprised of a 57,000 square foot Whole Foods Market, located on the same block. We expect to complete development of the entire project by early 2019. Total development costs are expected to be approximately $429 million. As of December 31, 2017, 422 of the 466 total units were under contract, representing 90.6% of total units and 87.5% of the total residential square feet available for sale. During the second quarter of 2017, we satisfied all requirements to begin recognizing revenue on the percentage of completion basis. As of December 31, 2017, the project was approximately 64.9% complete.

Ke Kilohana – In October 2016, we began construction of Ke Kilohana and anticipate completion in 2019. The tower will consist of 424 residences, 375 of which are designated as workforce housing units and are being offered to local residents of Hawai‘i who meet certain maximum income and net worth requirements. Total development costs are expected to be approximately $219 million. Public pre-sales on the workforce units began in the first quarter of 2016, and 100% of those units were under contract by the end of July 2016. The market rate units began public pre-sales in July 2016. As of December 31, 2017, we sold 15 of the 49 market units, and we expect to sell the remainder over the next two years. All units under contract represent 92.0% of the total units and 88.2% of the total residential square feet available for sale. As previously announced, we have pre-leased approximately 22,000 square feet, 100% of the available retail space, to CVS/Longs Drugs on the ground floor of Ke Kilohana. During the first quarter of 2017, we met all the necessary requirements to begin recognizing revenue on the percentage of completion basis. As of December 31, 2017, the project was approximately 36.6% complete.

Kewalo Basin Harbor - Kewalo Basin Harbor is a harbor that leases slips for charter, commercial fishing and recreational vessels. It is located in Honolulu across Ala Moana Boulevard from Ward Village. In August 2014, we entered into a 35-year lease with a 10-year extension option with the Hawaii Community Development Authority (“HCDA”) to make improvements, manage, and serve as the operator of Kewalo Basin Harbor. During the third quarter of 2017, we began capital improvement activities and completion is expected in 2019. The planned improvements include replacement of the existing pier decking, improved security features and upgraded access to utilities. These modernization efforts focus on achieving a market-leading boating facility to drive occupancy. Total development costs are expected to be approximately $23 million, and in the third quarter of 2017, we closed on an $11.6 million partial recourse construction loan to finance this project. We anticipate annual stabilized NOI of approximately $1.5 million in the first quarter of 2020.

Gateway Towers – Construction of the two towers will be subject to obtaining an acceptable level of pre-sales and financing for the projects. Pre-sales for the first residential tower containing 125 units began in July 2015. As expected, contracted unit sales in this tower have been slower than Waiea, Anaha and Ae 'o because the pricing and marketing of these units is targeted towards a significantly smaller segment of the market. We have incurred $16.2 million of predevelopment costs for the first tower as of December 31, 2017 and are finalizing the project budget. We have incurred $13.0 million of predevelopment costs of the second tower as of December 31, 2017.

`A`ali`i – In response to the strong demand for housing at lower price points in the Honolulu market, in September 2016 we announced plans to develop our next market rate tower. `A`ali`i will be a 42-story, 751-unit mixed-use condominium project located off of Queen Street next to Ae’o and the flagship Whole Foods Market, which is currently under construction. The project will consist of studio, one and two-bedroom residences and will include 150 workforce units under the HCDA’s Reserved Housing Program. The units will range from approximately 300 square feet to 900 square feet. Additionally, there will be up to 15,000 square feet of new street level retail and one acre of indoor and outdoor amenities for residents. The market rate units began pre-sales during the fourth quarter of 2017. We anticipate launching sales of the workforce units later in 2018. We are targeting to start construction during 2018. We continue to finalize the development budget and seek financing for this project. As of December 31, 2017, we have incurred $10.7 million of costs.

Other Development Projects

Century Plaza

In December 2017, we sold Century Plaza, approximately 59 acres in Birmingham, Alabama, for net cash proceeds of $3.0 million, resulting in a pre-tax loss of $1.4 million and an income tax loss of $14.8 million.

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

Kendall Town Center

In December 2017, we sold Kendall Town Center, approximately 70 acres in Kendall, Florida, for net sales proceeds of $40.5 million, resulting in a pre-tax gain of $20.2 million and an income tax loss of $32.6 million.

80 South Street Assemblage

In March 2016, we sold the 80 South Street Assemblage for net cash proceeds of $378.3 million, resulting in a pre-tax gain of $140.5 million. The 80 South Street Assemblage was a 42,694 square foot lot with 817,784 square feet of available development rights.

The Elk Grove Collection

In January 2017, we closed on a land sale of approximately 36 acres of our 100-acre property, The Elk Grove Collection, for gross sales proceeds of $36.0 million, resulting in a pre-tax gain of $32.2 million and an income tax loss of $41.8 million. We plan to develop the remaining 64 acres. Commencement of construction is dependent on meeting financing and internal pre-leasing requirements for the project.

Projects Under Construction

The following table summarizes our projects under construction, and related debt, for Operating Assets and Strategic Developments as of December 31, 2017. Projects that are substantially complete and which have been placed into service are included in the following table if the project had more than $1 million of estimated costs remaining to be incurred. Typically, these amounts represent budgeted tenant allowances necessary to bring the asset to stabilized occupancy. Projects that are substantially complete and therefore have been placed in service in the Operating Assets segment may still require some capital for remaining tenant build-out.

($ in thousands)	Total Estimated Costs (a)	Costs Paid Through December 31, 2017 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Holdback to be Drawn	Debt to be Drawn (c)	Costs Remaining to be Paid, Net of Debt and Buyer Deposits/Holdbacks to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
Columbia
One Merriweather	$78,187	$67,984	$10,203	$-	$7,597	$2,606	(d) (e)	Complete
Two Merriweather	40,941	26,985	13,956	-	13,727	229	(d) (e)	Complete
The Woodlands
1725-35 Hughes Landing Boulevard	218,367	189,736	28,631	-	25,583	3,048	(d) (e)	Complete
Three Hughes Landing	90,162	67,055	23,107	-	20,397	2,710	(d) (e)	Complete
HHC 2978 Self-Storage	8,476	7,754	722	-	734	(12)	(f) (e)	Complete
Other
Lakeland Village Center at Bridgeland	16,274	13,658	2,616	-	2,530	86	(d) (e)	Complete
Kewalo Basin Harbor	22,718	5,807	16,911	-	11,562	5,349	(g)	2019
Total Operating Assets	475,125	378,979	96,146	-	82,130	14,016
Strategic Developments
The Woodlands
Creekside Park Apartments	42,111	14,527	27,584	-	30,000	(2,416)	(f) (h)	Q3 2018
100 Fellowship Drive	63,278	12,965	50,313	-	51,425	(1,112)	(f) (i)	2019
Lake Woodlands Crossing Retail	15,381	551	14,830	-	-	14,830	(g)	Q4 2018
Seaport District
Seaport District NYC - Pier 17 and Historic Area / Uplands	622,883	434,475	188,408	-	-	188,408	(g) (j)	Q4 2018
Seaport District NYC - Tin Building	161,812	12,590	149,222	-	-	149,222	(j)	Q1 2020
Summerlin
Aristocrat	46,661	6,691	39,970	-	31,118	8,852	(g)	Q2 2018
Two Summerlin	49,538	8,368	41,170	-	33,432	7,738	(g)	Q3 2018
Ward Village
Ae`o	428,508	222,292	206,216	1,254	177,449	27,513	(d)	Q1 2019
Anaha	401,314	371,695	29,619	-	-	29,619	(g) (k)	Opened
Ke Kilohana	218,898	64,900	153,998	225	141,386	12,387	(d)	2019
Waiea	424,604	391,637	32,967		-	32,967	(g) (k)	Opened
Total Strategic Developments	2,474,988	1,540,691	934,297	1,479	464,810	468,008
Combined Total at December 31, 2017	$2,950,113	$1,919,670	$1,030,443	$1,479	$546,940	$482,024

		Lake Woodlands Crossing estimated financing				(15,523)
		Estimated costs to be funded net of financing, assuming closing on estimated financing				$466,501

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

(b)	Costs included in (a) above which have been paid through December 31, 2017.
(c)	With respect to our condominium projects, remaining debt to be drawn is reduced by deposits utilized for construction.
(d)	These positive balances represent cash drawn in advance of costs paid.
(e)	Final completion is pending lease-up and tenant build-out.
(f)

Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to December 2017 costs that were paid by us but not yet reimbursed by the lender. We expect to receive funds from our lenders for these costs in the future.

(g)	These positive balances represent cash equity to be invested.

(h)	Creekside Apartments was approved in December 2016. We closed on the additional $30.0 million of financing through our Woodlands Credit Facility in April 2017.
(i)	In the fourth quarter of 2016, 100 Fellowship was approved to begin construction. We closed on a $51.4 million construction loan in May 2017.
(j)

Seaport District NYC - Pier 17 and Historic Area / Uplands Total Estimated Costs and Costs Paid Through December 31, 2017 include costs required for the Pier 17 and Historical Area/Uplands and are gross of insurance proceeds received to date. We are currently seeking financing for this project.

(k)

The Waiea and Anaha facility was repaid on October 27, 2017 in conjunction with the closing of a substantial number of Anaha and Waiea units. Approximately 96.5% of the units in these towers were sold and closed by December 31, 2017.

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

	Year Ended December 31,			2017-2016	2016-2015
(In thousands)	2017	2016	2015	Change	Change
General and administrative	$89,882	$86,588	$81,345	$3,294	$5,243
Corporate interest expense, net	48,700	52,460	52,995	(3,760)	(535)
Loss on redemption of senior notes due 2021	46,410	—	—	46,410	—
Warrant liability loss (gain)	43,443	24,410	(58,320)	19,033	82,730
(Gain) on acquisition of joint venture partner's interest	(23,332)	(27,088)	—	3,756	(27,088)
(Gain) loss on disposal of operating assets	(3,868)	1,117	(29,073)	(4,985)	30,190
Corporate other (income), net	45	(6,241)	(1,409)	6,286	(4,832)
Corporate gains on sales of properties	(125)	—	—	(125)	—
Equity in earnings in Real Estate and Other Affiliates	453	—	—	453	—
Corporate depreciation and amortization	8,298	6,496	6,042	1,802	454
Total Corporate and other items	$209,906	$137,742	$51,580	$72,164	$86,162

General and administrative expenses increased for the years ended December 31, 2017 and 2016 compared to the same periods in 2016 and 2015, respectively, due to higher labor costs relating generally to increases in salaries.

Corporate interest expense, net decreased for the year ended December 31, 2017 as compared to the same period in 2016 primarily due to increased interest income due to increases in market interest rates and investing excess cash on hand in competitive investments yielding higher interest rates. See further discussion in Note 8 – Mortgages, Notes and Loans Payable in our Consolidated Financial Statements.

Loss on redemption of senior notes due in 2021 for the year ended December 31, 2017 is due to the redemption in the first quarter of 2017 of our $750.0 million 6.875% senior notes due in 2021. See further discussion in Note 8 – Mortgages, Notes and Loans Payable in our Consolidated Financial Statements.

Warrant liability loss increased for the year ended December 31, 2017, as compared to the same period in 2016 as all warrants which qualified for liability accounting treatment and were marked-to-market periodically have now been exercised and settled. See further discussion in Note 3 – Warrants in our Consolidated Financial Statements. Warrant liability loss increased $82.7 million for the year ended December 31, 2016 compared to the same period in 2015 due to fluctuations in our stock price.

We realized a gain of $17.8 million for the year ended December 31, 2017 related to the acquisition of our joint venture partner’s interest in Constellation. In accordance with ASC 805, we remeasured to fair value our equity interest held in the joint venture as of the December 28, 2017 acquisition date. We realized a gain of $27.1 million for the year ended December 31, 2016 related to the acquisition of our joint venture partner’s interest in Millennium Six Pines Apartments. In accordance with ASC 805, we remeasured to fair value our equity interest held in the joint venture as of the July 20, 2016 acquisition date.

We realized a gain on disposal of operating assets related to the sale of Cottonwood Square in 2017. We realized a gain of $29.1 million in the year ended December 31, 2015 relating to the September 2015 sale of The Club at Carlton Woods for net cash proceeds of $25.1 million and purchaser’s assumption of net liabilities of $4.0 million.

The Corporate other income, net for the year ended December 31, 2017 decreased as compared to the same period in 2016 due to Seaport District NYC insurance proceeds received in the year ended December 31, 2016 which did not recur in 2017.

The following table represents our capitalized internal costs by segment for the years ended December 31, 2017, 2016 and 2015:

	Capitalized Internal Costs			Capitalized Internal Costs Related to Compensation Costs
	Year Ended December 31,			Year Ended December 31,
(In millions)	2017	2016	2015	2017	2016	2015
MPC segment	$9.6	$9.7	$9.5	$7.7	$7.6	$7.3
Operating Assets segment	2.5	5.3	4.0	2.1	4.0	2.9
Strategic Developments segment	24.9	24.2	25.9	21.1	18.5	19.7
Total	$37.0	$39.2	$39.4	$30.9	$30.1	$29.9

Capitalized internal costs (which include compensation costs) for the year ended December 31, 2017 decreased as compared to 2016 primarily due to fewer projects under development in the current year for the Operating Assets segment. The capitalized internal costs slightly increased for the Strategic Developments segment due to the increases in projects at several locations. At the MPC segment, capitalized internal costs slightly decreased for the year ended December 31, 2017 due to fluctuations in the level of development activity at our newer MPCs. As projects continue to begin construction, internal costs will continue to be capitalized within these segments.

Capitalized internal costs (which include compensation costs) for the year ended December 31, 2016 decreased at our Strategic Developments and increased at our MPC segments compared to 2015, primarily due to higher staff allocations as a result of more development activity within the segments. As projects continue to begin construction, internal costs will continue to be capitalized within these segments. Capitalized internal costs increased for the year ended December 31, 2016 in our Operating Assets segment compared to 2015, primarily due to higher staff allocations with respect to our properties undergoing redevelopment.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our MPC segment, cash generated from our operating assets and sales of properties, condominium closings, deposits from condominium sales (which are restricted to funding construction of the related developments), first mortgage financings secured by our assets and the corporate bond markets. Additionally, strategic sales of certain assets may provide additional cash proceeds to our operating or investing activities. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and redevelopment opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding. Any additional funding would be raised with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time. We cannot provide assurance that financing arrangements for our properties, particularly those in our Strategic Developments segment, will be on favorable terms or occur at all, which could have a negative impact on our liquidity and capital resources. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our projects. We have also provided a completion guarantee to the City of New York for the Seaport District NYC - Pier 17 project.

On February 23, 2018, we repurchased 475,920 shares of our common stock, par value $0.01 per share, in a private transaction with an unaffiliated entity at a purchase price of $120.33 per share, or approximately $57,267,453 in the aggregate. The repurchase transaction was consummated on February 21, 2018, and was funded with cash on hand.

Total outstanding debt was $2.9 billion as of December 31, 2017. Please refer to Note 8 – Mortgages, Notes and Loans Payable in our Consolidated Financial Statements for a table showing our debt maturity dates. Certain mortgages may require paydowns in order to exercise contractual extension terms. Our proportionate share of the debt of our Real Estate Affiliates, which is non-recourse to us, totaled $85.0 million as of December 31, 2017.

The following table summarizes our net debt on a segment basis as of December 31, 2017. Net debt is defined as mortgages, notes and loans payable, including our ownership share of debt of our Real Estate and Other Affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID and MUD receivables. Although net debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements. However, it should not be used as an alternative to our consolidated debt calculated in accordance with GAAP.

(In thousands) Segment Basis (a)	Master Planned Communities		Operating Assets		Strategic Developments		Segment Totals	Non- Segment Amounts	Total December 31, 2017
Mortgages, notes and loans payable	$239,764		$1,625,494	(c)	$82,530	(d)	$1,947,788	$995,140	$2,942,928
Less: cash and cash equivalents	(104,256)	(b)	(71,520)	(e)	(44,202)	(f)	(219,978)	(674,701)	(894,679)
Special Improvement District receivables	(26,430)		—		—		(26,430)	—	(26,430)
Municipal Utility District receivables	(184,811)		—		—		(184,811)	—	(184,811)
Net Debt	$(75,733)		$1,553,974		$38,328		$1,516,569	$320,439	$1,837,008

(a)	Please refer to Note 17 – Segments in our Consolidated Financial Statements.
(b)	Includes MPC cash and cash equivalents, including $30.8 million of cash related to The Summit joint venture.
(c)	Includes our $36.1 million proportionate share of debt of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim #1 and The Metropolitan Downtown Columbia).
(d)	Includes our $48.9 million share of debt of our Real Estate and Other Affiliates in Strategic Developments segment (33 Peck Slip and m.flats/TEN.M).
(e)

Includes our $0.4 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim #1, The Metropolitan Downtown Columbia and Stewart Title of Montgomery County, TX).

(f)

Includes our $2.5 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Strategic Developments segment (KR Holdings, LLC, HHMK Development, LLC, Circle T Ranch and Power Center, 33 Peck Slip and m.flats/TEN.M).

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

Net cash provided by operating activities was $319.0 million for the year ended December 31, 2017 compared to net cash provided by operating activities of $58.9 million for the year ended December 31, 2016.

The $260.1 million net increase in cash from operating activities in 2017 was primarily related to the following:

Increases in operating cash flow:

•	Release of condominium buyer deposits from escrow of $264.9 million;
•	Increase in MPC land sales of $33.3 million;
•	Increase in income tax refund net of taxes paid of $30.6 million;
•	NOI contribution of $22.0 million primarily from property openings and acquisitions in 2016;
•	Accounts payable decrease $22.0 million;
•	Bridgeland easement sales of $14.1 million;
•	Decrease in MPC operating expenses of $3.6 million;
•	Insurance reimbursement for certain legal expenses of $3.5 million;
•	Increase in interest income of $2.7 million;
•	Increase in builder price participation payments of $1.4 million;

•	Other condo rental revenue of $1.1 million;
•	Decrease in real estate taxes paid of $1.1 million;
•	Increase in land sales deposits of $0.3 million; and
•	Other insignificant net increases of $1.4 million.

Decreases in operating cash flow:

•	Increase in MPC expenditures and land acquisitions of $47.8 million;
•	Greater condominium expenditures of $22.1 million;
•	Decrease in cash dividends from Equity in Earnings from Real Estate and Other Affiliates of $22.1 million;
•	Decrease in condominium revenue of $20.7 million;
•	Leasing and sales commissions paid, primarily for 110 North Wacker, Hughes Landing office buildings and condominiums of $7.5 million;
•	Deposit for Langham Creek MUD project net of reimbursements of $5.5 million;
•	Increase in interest payments of $5.3 million due to a higher debt balance;
•	Absence in 2017 of insurance proceeds from Superstorm Sandy of $3.1 million;
•	Absence in 2017 of the ExxonMobil reimbursement of $3.0 million;
•	Absence in 2017 of cash received for our participation interests in Summerlin TPC golf courses of $2.8 million; and
•	Increase in condominium operating expenses of $2.0 million.

The $35.0 million net increase in cash from operating activities in the year ended December 31, 2016 as compared to December 31, 2015 was primarily related to the following:

Increases in operating cash flow:

•	Release of condominium buyer deposits from escrow of $171.0 million;
•	Decreased MPC expenditures and land acquisitions of $54.6 million compared to 2015;
•	Increase in cash dividends from Equity in Earnings from Real Estate and Other Affiliates of $32.6 million;
•	NOI contribution of $19.0 million primarily from property openings and acquisitions in 2015;
•	Received additional insurance proceeds from Superstorm Sandy of $3.1 million;
•	Increased MUD collections of $5.0 million; and
•	Other miscellaneous items of $1.6 million.

Decreases in operating cash flow:

•	Greater condominium expenditures of $139.4 million;
•	Absence in 2016 of the ExxonMobil tenant improvements of $46.4 million;
•	Absence in 2016 of notes receivable collections of $25.5 million primarily from a builder;
•	Decreased MPC Land sales of $19.9 million;
•	Increase in income taxes paid of $7.9 million;
•	Increase in interest payments of $7.3 million due to a higher debt balance; and
•	Lower builder price participation revenues of $5.5 million.

Investing Activities

Net cash used in investing activities was $322.7 million, $38.6 million, and $575.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash used for property developments expenditures and operating property improvements, was $390.4 million, $436.8 million, and $602.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decreased development expenditures in 2017 compared to 2016 relate primarily to lower development spending as compared to the prior year on construction of One Merriweather, HHC 242 Self-Storage, HHC 2978 Self-Storage, Waiea and others. The development expenditures were offset by less cash provided from proceeds from disposition of assets for the year ended December 31, 2017. For the year ended December 31, 2016, net proceeds from disposition of assets totaled $378.3 million and related to the sale of the 80 South Street Assemblage.

The decreased development expenditures in 2016 compared to 2015 relate primarily to lower development spending as compared to the prior year on construction of Downtown Summerlin, One Lakes Edge, Three Hughes Landing, 1725-35 Hughes Landing Boulevard, The Westin at The Woodlands, Embassy Suites at Hughes Landing and others. The development expenditures were offset by cash provided by investing activities for the year ended December 31, 2016 relating to the sale of the 80 South Street Assemblage, which generated net proceeds of $378.3 million.

Financing Activities

Net cash provided by financing activities was $199.2 million for the year ended December 31, 2017. The net proceeds from new loan borrowings and refinancing activities slightly exceeded principal payments on our debt and were used to partially fund development activity at our condominium and other development projects. In 2017, including $1.0 billion in cash received from the issuance of the Senior Notes, cash provided by financing activities included loan proceeds of $501.0 million from new borrowings or refinancings of existing debt primarily relating to Constellation, Anaha, Ae`o, Three Hughes Landing, One Merriweather and The Woodlands. Additionally in 2017, we received $52.0 million in cash from the purchases of warrants by our CEO and President, offset by the $40.0 million premium paid to redeem our 6.875% Senior Notes due 2021.

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

In 2015, cash provided by financing activities included loan proceeds of $583.8 million from new borrowings or refinancings of existing debt relating to Bridgeland and The Woodlands MPCs, The Woodlands Resort & Conference Center, Two Hughes Landing, 10-60 Columbia Corporate Center, 1725-1735 Hughes Landing Boulevard, Embassy Suites at Hughes Landing, The Westin at The Woodlands, Hughes Landing Retail, One Lakes Edge and 3831 Technology Forest. Additionally, we issued $54.0 million in SID bonds to benefit our Summerlin MPC, of which $39.2 million was held in escrow as of December 31, 2015.

Principal payments on mortgages, notes and loans payable were $1.4 billion inclusive of $750 million used to repay the 6.875% senior notes, $333.3 million and $103.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments as of December 31, 2017:

(In thousands)	Less than 1 year	1-3 years	3-5 years	5 years and thereafter	Total
Mortgages, notes and loans payable (a)	$78,207	$902,184	$535,904	$1,361,494	$2,877,789
Interest Payments (b)	130,849	347,517	164,699	185,105	828,170
Ground lease and other leasing commitments	8,769	16,378	15,527	314,129	354,803
Total	$217,825	$1,266,079	$716,130	$1,860,728	$4,060,762

(a)	Based on final maturity, inclusive of extension options.
(b)	Interest is based on the borrowings that are presently outstanding and current floating interest rates.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $8.6 million, $8.4 million and $9.1 million for 2017, 2016 and 2015, respectively. The amortization of above and below-market ground leases and straight-line rents included in the contractual rent amount were not significant.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $183.9 million as of December 31, 2017.

Seasonality

In general, business fluctuates only moderately with the seasons and is relatively stable. Business at our resort property may be seasonal depending on location.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition position and results of operations and require management to make difficult, complex or subjective judgments. For further discussion about the Company’s critical accounting policies, please refer to Note 1 – Summary of Significant Accounting Policies in our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements and Developments

Please refer to Note 1 – Summary of Significant Accounting Policies in our Consolidated Financial Statements for additional information about new accounting pronouncements.

Inflation

Revenue from our Operating Assets segment may be impacted by inflation. In addition, materials and labor costs relating to our development activities may significantly increase in an inflationary environment. Finally, inflation poses a risk to us due to the possibility of future increases in interest rates in the context of loan refinancings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps and caps. As of December 31, 2017, of our $1.4 billion of variable rate debt outstanding, $428.3 million has been swapped to a fixed-rate. We also have interest rate cap contracts for our $230.0 million Ae`o facility and our $180.0 million Master Credit Facility for The Woodlands, $150.0 million of which is currently outstanding, to mitigate our exposure to rising interest rates. Of the remaining $562 million, $176.9 million has been placed into service over the last year, and as the properties are placed in service and become stabilized, we typically refinance the variable rate debt with long-term fixed-rate debt.

As of December 31, 2017, annual interest costs would increase approximately $9.2 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 8 –  Mortgages, Notes and Loans Payable and Note 13 –  Derivative Instruments and Hedging Activities in our Consolidated Financial Statements.

The following table summarizes principal cash flows on our debt obligations and related weighted-average interest rates by expected maturity dates as of December 31, 2017:

	Contractual Maturity Date
(In thousands)	2018	2019	2020	2021	2022	Thereafter		Total
Mortgages, notes and loans payable	$78,207	$256,338	$178,836	$467,010	$251,086	$1,646,312		$2,877,789
Weighted - average interest rate	4.61%	4.70%	4.79%	4.90%	4.89%	4.89%	(a)

(a)

The weighted average interest rate is calculated as interest expense for the year divided by an average of the beginning and ending year debt balance, except for the year 2025 due to March maturity of the Senior Notes, in which case the average debt balance was calculated on a monthly basis.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 Framework). Management concluded, based on its assessment, that The Howard Hughes Corporation’s internal control over financial reporting was effective as of December 31, 2017. Ernst & Young, LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2017, as stated in their report which is included in this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

On February 21, 2018, the Company, in connection with the annual compensation review of the Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”), entered into an amended and restated employment agreement with David O’Reilly, the Chief Financial Officer of the Company (the “Amended and Restated Employment Agreement”), in order to, among other things, amend certain provisions of Mr. O’Reilly’s previous employment agreement, dated October 17, 2016 (the “Initial Employment Agreement”) to be consistent with the employment agreements of certain of the Company’s other executive officers (the “Amendments”). The Amendments are summarized below.

•

Mr. O’Reilly’s annual cash bonus eligibility has been changed from Mr. O’Reilly being eligible to earn up to 140% of his annual base salary based upon the achievement of performance goals established by the Compensation Committee to being eligible to earn a target annual cash bonus of $900,000 (“Target Bonus Amount”), which is based upon the achievement of certain performance goals that will be established annually by the Compensation Committee and subject to certain requirements set forth in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “162(m) Performance Goal”). If the 162(m) Performance Goal is achieved for any given year, then the annual bonus for such year will be equal to at least 60%, but not more than 140%, of the Target Bonus Amount.

•

Mr. O’Reilly is no longer eligible for an annual equity award of restricted shares of Company common stock valued at up $1,600,000, and instead, commencing in 2017, and continuing during each subsequent calendar year of his employment, Mr. O’Reilly will be eligible to receive an annual equity award (the “Annual LTIP Award”), which will be awarded each year by the Compensation Committee based upon its evaluation of performance measures and objectives established by the Compensation Committee from time to time. The Annual LTIP Award will be a long-term equity or equity-based incentive award with an aggregate grant value (with respect to the portion of the Annual LTIP Award that is subject to performance metrics, based on the achievement of the applicable performance metrics that cause the award to vest at the level of 100%) on the date of grant equal to $1,200,000, with the number of shares of Company common stock subject to such Annual LTIP Award determined by dividing the aggregate grant value by the closing price per share of Company common stock or as otherwise provided for in The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan (the “Incentive Plan”) (or a successor plan) on the date of grant. Fifty percent of each Annual LTIP Award granted to Mr. O’Reilly will provide for pro rata time vesting over five years (“Time Vesting LTIP Awards”) and the other fifty percent of such award will provide for performance-based vesting (“Performance Vesting LTIP Awards”), and each of the Time Vesting LTIP Awards and the Performance Vesting LTIP Awards will be subject to the terms and conditions of the Incentive Plan (or a successor plan) and any applicable award agreements thereunder.

•

Mr. O’Reilly’s cash severance formula has been changed from being the sum of (1) 200% of his annual base salary, plus (2) 200% of his target annual bonus to the sum of (1) 200% of his annual base salary, plus (2) $1,000,000.

•	The initial term of Mr. O’Reilly’s employment agreement has been extended from October 17, 2022 to December 31, 2022.

The foregoing summary of the Amendments is not intended to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Employment Agreement filed as Exhibit 10.11 to this Annual Report and incorporated herein by reference. In addition, certain provisions of the Amended and Restated Employment Agreement that have not been amended from the Initial Employment Agreement are summarized in the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on October 11, 2016.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

The Howard Hughes Corporation

Opinion on Internal Control over Financial Reporting

We have audited The Howard Hughes Corporation’s  internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Howard Hughes Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Dallas, Texas

February 26, 2018

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the relevant information included in our proxy statement for our 2018 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the relevant information included in our proxy statement for our 2018 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the relevant information included in our proxy statement for our 2018 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the relevant information included in our proxy statement for our 2018 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the relevant information included in our proxy statement for our 2018 Annual Meeting of Stockholders.

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

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on February 29, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012)

4.1

Section 382 Rights Agreement, dated as of February 27, 2012, by and between The Howard Hughes Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012)

4.2

Amendment No. 1 to Rights Agreement dated as of February 26, 2015, by and between The Howard Hughes Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 3, 2015)

4.3

Amendment No. 2 to Rights Agreement, dated as of January 2, 2018, by and between The Howard Hughes Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 2, 2018)

4.4

Indenture, dated as of March 16, 2017 by and between The Howard Hughes Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2017)

10.1

Form of indemnification agreement for directors and certain executive officers of The Howard Hughes Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.2

Warrant Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.3

Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.4

Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P., Blackstone Real Estate Partners VI L.P., Blackstone Real Estate Partners (AIV) VI L.P., Blackstone Real Estate Partners VI.F L.P., Blackstone Real Estate Partners VI.TE.1 L.P., Blackstone Real Estate Partners VI.TE.2 L.P., Blackstone Real Estate Holdings VI L.P., and Blackstone GGP Principal Transaction Partners L.P. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.5*+	Form of Restricted Stock Agreement for Nonemployee Directors under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan

10.6*+	Form of Time-based Restricted Stock Agreement for Executive Officers under the Howard Hughes Corporation Amended and Restated 2010 Incentive Plan

10.7*+	Form of Performance-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan

10.8*

Employment Agreement, dated as of August 29, 2017, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 5, 2017)

10.9*

Employment Agreement, dated as of October 2, 2017, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 5, 2017)

10.10*

Employment Agreement, dated as of November 6, 2017, between The Howard Hughes Corporation and Peter F. Riley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 9, 2017)

10.11*+	Amended and Restated Employment Agreement, dated as of February 21, 2018, between The Howard Hughes Corporation and David O’Reilly.

10.12*

Restricted Stock Agreement, dated as of August 29, 2017, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 5, 2017)

10.13*

Restricted Stock Agreement, dated as of October 2, 2017, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 5, 2017)

10.14*

Restricted Stock Agreement, dated as of November 8, 2017, between The Howard Hughes Corporation and Peter F. Riley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 9, 2017)

10.15*

Warrant Grant Agreement, dated as of June 16, 2017, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 20, 2017)

10.16*

Warrant Grant Agreement, dated as of October 4, 2017, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 5, 2017)

10.17*

Warrant Purchase Agreement, dated October 7, 2016, between The Howard Hughes Corporation and David O’Reilly (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 11, 2016)

10.18

Loan Agreement dated as of September 29, 2011, by and among Victoria Ward, Limited along with certain Victoria Ward, Limited’s subsidiaries, as borrowers, Wells Fargo Bank, National Association, as Administrative Agent and lead lender, CIBC, First Hawaiian Bank, Bank of Hawaii and Central Pacific Bank, as lenders, and Wells Fargo Securities, L.L.C., as Sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 4, 2011)

10.19

Loan Agreement dated as of July 15, 2014, by and among The Shops at Summerlin North, LP, The Shops at Summerlin South, LP, Wells Fargo Bank, National Association, as Administrative Agent and lead lender, U.S. Bank National Association, as Syndication Agent and a lender, the other lending institutions party thereto, and Wells Fargo Securities, L.L.C., as sole Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 16, 2014)

10.20*	The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 14, 2012)

10.21*	Form of The Howard Hughes Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 17, 2014)

10.22

Settlement of Tax Indemnity and Mutual Release Agreement dates as of December 12, 2014, by and between The Howard Hughes Corporation, a Delaware Corporation, and General Growth Properties, Inc., a Delaware Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 18, 2014)

10.23*	The Howard Hughes Corporation Management Co., LLC Separation Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 16, 2017)

21.1+	List of Subsidiaries

23.1+	Consent of Ernst & Young LLP

24.1+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract, compensatory plan or arrangement

+Filed herewith

Attached is Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (ii) the Consolidated Balance Sheets at December 31, 2017 and 2016, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE HOWARD HUGHES CORPORATION

/s/ David R. Weinreb
David R. Weinreb
Chief Executive Officer	February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board and Director	February 26, 2018
William Ackman

/s/ David R. Weinreb	Director and Chief Executive Officer	February 26, 2018
David R. Weinreb	(Principal Executive Officer)

/s/ David R. O’Reilly	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2018
David O’Reilly

*	Director	February 26, 2018
Adam Flatto

*	Director	February 26, 2018
Jeffrey Furber

*	Director	February 26, 2018
Beth Kaplan

*	Director	February 26, 2018
Allen Model

*	Director	February 26, 2018
R. Scot Sellers

*	Director	February 26, 2018
Steven Shepsman

*	Director	February 26, 2018
Burton M. Tansky

*	Director	February 26, 2018
Mary Ann Tighe

*/s/ David R. Weinreb
David R. Weinreb
Attorney-in-fact

THE HOWARD HUGHES CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

The Howard Hughes Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Howard Hughes Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas

February 26, 2018

THE HOWARD HUGHES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share amounts)	2017	2016
Assets:
Investment in real estate:
Master Planned Community assets	$1,642,278	$1,669,561
Buildings and equipment	2,238,617	2,027,363
Less: accumulated depreciation	(321,882)	(245,814)
Land	277,932	320,936
Developments	1,196,582	961,980
Net property and equipment	5,033,527	4,734,026
Investment in Real Estate and Other Affiliates	76,593	76,376
Net investment in real estate	5,110,120	4,810,402
Cash and cash equivalents	861,059	665,510
Accounts receivable, net	13,041	9,883
Municipal Utility District receivables, net	184,811	150,385
Notes receivable, net	5,864	155
Deferred expenses, net	80,901	64,531
Prepaid expenses and other assets, net	473,268	666,516
Total assets	$6,729,064	$6,367,382

Liabilities:
Mortgages, notes and loans payable, net	$2,857,945	$2,690,747
Deferred tax liabilities	160,850	200,945
Warrant liabilities	—	332,170
Accounts payable and accrued expenses	521,718	572,010
Total liabilities	3,540,513	3,795,872

Commitments and Contingencies (see Note 10)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 43,300,253 shares issued and 43,270,880 outstanding as of December 31, 2017 and 39,802,064 shares issued and 39,790,003 outstanding as of December 31, 2016	433	398
Additional paid-in capital	3,302,502	2,853,269
Accumulated deficit	(109,508)	(277,912)
Accumulated other comprehensive loss	(6,965)	(6,786)
Treasury stock, at cost, 29,373 shares and 12,061 shares as of December 31, 2017 and 2016, respectively	(3,476)	(1,231)
Total stockholders' equity	3,182,986	2,567,738
Noncontrolling interests	5,565	3,772
Total equity	3,188,551	2,571,510
Total liabilities and equity	$6,729,064	$6,367,382

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015
Revenues:
Condominium rights and unit sales	$464,251	$485,634	$305,284
Master Planned Community land sales	248,595	215,318	187,399
Minimum rents	183,025	173,268	150,760
Tenant recoveries	45,814	44,330	39,542
Hospitality revenues	76,020	62,252	45,374
Builder price participation	22,835	21,386	26,846
Other land revenues	28,166	16,232	14,803
Other rental and property revenues	31,414	16,585	27,080
Total revenues	1,100,120	1,035,005	797,088

Expenses:
Condominium rights and unit cost of sales	338,361	319,325	191,606
Master Planned Community cost of sales	121,116	95,727	88,065
Master Planned Community operations	38,777	42,371	44,907
Other property operating costs	91,729	65,978	72,751
Rental property real estate taxes	29,185	26,847	24,138
Rental property maintenance costs	13,432	12,392	10,712
Hospitality operating costs	56,362	49,359	34,839
Provision for doubtful accounts	2,710	5,664	4,030
Demolition costs	1,923	2,212	3,297
Development-related marketing costs	20,504	22,184	25,466
General and administrative	89,882	86,588	81,345
Depreciation and amortization	132,252	95,864	98,997
Total expenses	936,233	824,511	680,153

Operating income before other items	163,887	210,494	116,935

Other:
Provision for impairment	—	(35,734)	—
Gains on sales of properties	51,367	140,549	—
Other (loss) income, net	3,248	11,453	1,829
Total other	54,615	116,268	1,829

Operating income	218,502	326,762	118,764

Interest income	4,043	1,359	586
Interest expense	(64,568)	(65,724)	(59,744)
Loss on redemption of senior notes due 2021	(46,410)	—	—
Warrant liability (loss) gain	(43,443)	(24,410)	58,320
Gain on acquisition of joint venture partner's interest	23,332	27,088	—
Gain (loss) on disposal of operating assets	3,868	(1,117)	29,073
Equity in earnings from Real Estate and Other Affiliates	25,498	56,818	3,721
Income before taxes	120,822	320,776	150,720
(Benefit) provision for income taxes	(45,801)	118,450	24,001
Net income	166,623	202,326	126,719
Net loss (income) attributable to noncontrolling interests	1,781	(23)	—
Net income attributable to common stockholders	$168,404	$202,303	$126,719

Basic income per share:	$4.07	$5.12	$3.21

Diluted income per share:	$3.91	$4.73	$1.60

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net income	$166,623	$202,326	$126,719
Other comprehensive income (loss):
Interest rate swaps (a)	(9)	2,196	40
Capitalized swap interest expense (b)	(170)	(203)	(217)
Pension adjustment (c)	—	(890)	—
Other comprehensive income (loss)	(179)	1,103	(177)
Comprehensive income	166,444	203,429	126,542
Comprehensive income attributable to noncontrolling interests	1,781	(23)	—
Comprehensive income attributable to common stockholders	$168,225	$203,406	$126,542

(a)

Net of deferred tax benefit of $0.3 million for the year ended December 31, 2017, and deferred tax expense of $1.3 million and $1.0 million for the years ended December 31, 2016 and 2015, respectively.

(b)	Net of deferred tax benefit of $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
(c)	Net of deferred tax benefit of $0, $0.5 million and $0 for the years ended December 31, 2017, 2016 and 2015, respectively.

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	Equity	Interests	Equity
Balance January 1, 2015	39,638,094	$396	$2,838,013	$(606,934)	$(7,712)	-	$-	$2,223,763	$3,743	$2,227,506
Net income	-	-	-	126,719	-	-	-	126,719	-	126,719
Adjustment to noncontrolling interest	-	-	-	-	-	-	-	-	29	29
Interest rate swaps, net of tax $966	-	-	-	-	40	-	-	40	-	40
Capitalized swap interest, net of tax $74	-	-	-	-	(217)	-	-	(217)	-	(217)
Stock plan activity	76,744	2	9,810	-	-	-	-	9,812	-	9,812
Balance December 31, 2015	39,714,838	398	2,847,823	(480,215)	(7,889)	-	-	2,360,117	3,772	2,363,889
Net income	-	-	-	202,303	-	-	-	202,303	23	202,326
Preferred dividend payment on behalf of subsidiary	-	-	-	-	-	-	-	-	(23)	(23)
Interest rate swaps, net of tax $1,345	-	-	-	-	2,196	-	-	2,196	-	2,196
Pension adjustment, net of tax of $543	-	-	-	-	(890)	-	-	(890)	-	(890)
Capitalized swap interest, net of tax $109	-	-	-	-	(203)	-	-	(203)	-	(203)
Issuance of management warrants	-	-	1,000	-	-	-	-	1,000	-	1,000
Acquisition of noncontrolling partner's interest	-	-	(5,000)	-	-	-	-	(5,000)	-	(5,000)
Stock plan activity	87,226	-	9,446	-	-	-	-	9,446	-	9,446
Treasury stock activity	-	-	-	-	-	(12,061)	(1,231)	(1,231)	-	(1,231)
Balance, December 31, 2016	39,802,064	398	2,853,269	(277,912)	(6,786)	(12,061)	(1,231)	2,567,738	3,772	2,571,510
Net income	-	-	-	168,404	-	-	-	168,404	(1,781)	166,623
Preferred dividend payment on behalf of subsidiary	-	-	-	-	-	-	-	-	(12)	(12)
Initial consolidation of HOAs	-	-	-	-	-	-	-	-	3,586	3,586
Interest rate swaps, net of tax of $323	-	-	-	-	(9)	-	-	(9)	-	(9)
Capitalized swap interest, net of tax of $91	-	-	-	-	(170)	-	-	(170)	-	(170)
Stock plan activity	445,736	4	21,651	-	-	(17,312)	(2,245)	19,410	-	19,410
Exercise of warrants	3,052,453	31	375,582	-	-	-	-	375,613	-	375,613
Issuance of management warrants	-	-	52,000	-	-	-	-	52,000	-	52,000
Balance, December 31, 2017	43,300,253	$433	$3,302,502	$(109,508)	$(6,965)	(29,373)	$(3,476)	$3,182,986	$5,565	$3,188,551

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$166,623	$202,326	$126,719
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	116,401	81,878	82,275
Amortization	15,851	13,986	16,722
Amortization of deferred financing costs	5,587	6,977	5,734
Amortization of intangibles other than in-place leases	(1,327)	(1,857)	462
Straight-line rent amortization	(5,401)	(7,401)	(4,985)
Deferred income taxes	(43,463)	113,698	21,152
Restricted stock and stock option amortization	7,385	6,707	7,284
Net gain on sales and acquisitions of properties	(78,568)	(166,520)	(29,073)
Loss on redemption of senior notes due 2021	46,410	-	-
Warrant liability loss (gain)	43,443	24,410	(58,320)
Equity in earnings from Real Estate and Other Affiliates, net of distributions	(9,325)	(19,329)	1,182
Provision for doubtful accounts	2,710	5,664	4,030
Master Planned Community land acquisitions	(4,391)	(94)	(7,293)
Master Planned Community development expenditures	(193,087)	(149,592)	(197,020)
Master Planned Community cost of sales	107,218	88,065	69,104
Condominium development expenditures	(352,813)	(330,720)	(191,313)
Condominium rights and units cost of sales	338,361	319,325	191,606
Deferred rental income	—	—	46,366
Provision for impairment	—	35,734	—
Percentage of completion revenue recognition from sale of condominium rights	(464,251)	(485,634)	(305,284)
Net Changes:
Accounts and notes receivable	24,034	29,295	50,228
Prepaid expenses and other assets	1,091	2,763	(1,869)
Change in restricted cash operating accounts	(9,418)	—	—
Condominium Deposits Received	315,901	465,701	81,881
Deferred expenses	(15,156)	(8,911)	(11,743)
Accounts payable and accrued expenses	8,181	(46,322)	29,867
Condominium Deposits Held in Escrow	(315,901)	(465,701)	(81,881)
Condominium Deposits Released from Escrow	613,692	348,745	177,724
Other, net	(755)	(4,278)	375
Cash provided by operating activities	319,032	58,915	23,930

Cash Flows from Investing Activities:
Property and equipment expenditures	(6,968)	(9,662)	(15,439)
Operating Property Improvements	(14,389)	(20,247)	(8,409)
Property Development and Redevelopment	(369,086)	(402,669)	(578,506)
Reimbursement of development cost	12,777	4,582	—
Acquisition of assets	(23,299)	(25,480)	—
Proceeds from sales of properties	88,384	410,917	25,139
Proceeds from insurance claims	—	3,107	—
Investment in KR Holdings, LLC	—	—	9,121
Notes issued to Real Estate and Other Affiliates and third party	(5,252)	(25,000)	—
Proceeds from repayment of note to Real Estate and Other Affiliates	—	25,000	—
Distributions from Real Estate and Other Affiliates	—	16,550	—
Investments in Real Estate and Other Affiliates, net	(1,138)	(11,056)	(2,171)
Change in restricted cash	(3,710)	(4,605)	(6,580)
Other	—	—	1,277
Cash used in investing activities	(322,681)	(38,563)	(575,568)

(in thousands)	Year Ended December 31,
Cash Flows from Financing Activities:	2017	2016	2015
Proceeds from mortgages, notes and loans payable	1,501,290	535,505	583,822
Principal payments on mortgages, notes and loans payable	(1,350,226)	(333,302)	(103,808)
Premium paid to redeem 2021 Senior Notes	(39,966)	—	—
Special Improvement District bond funds released from (held in) escrow	35,678	11,236	(39,241)
Deferred financing costs and bond issuance costs, net	(14,188)	(5,531)	(4,285)
Taxes paid on stock options exercised and restricted stock vested	(11,672)	(1,231)	—
Issuance of management warrants	52,000	1,000	—
Acquisition of 1% partnership interest in 110 North Wacker	—	(8,000)	—
Stock options exercised	22,708	180	—
Issuance of noncontrolling interests	3,586	—	—
Preferred dividend payment on behalf of REIT subsidiary	(12)	—	—
Cash provided by financing activities	199,198	199,857	436,488
Net change in cash and cash equivalents	195,549	220,209	(115,150)
Cash and cash equivalents at beginning of period	665,510	445,301	560,451
Cash and cash equivalents at end of period	$861,059	$665,510	$445,301

Supplemental disclosure of cash flow information
Interest paid	$129,022	$123,687	$99,296
Interest capitalized	73,207	64,344	47,221
Income taxes paid (refunded), net	(19,381)	11,191	3,318
Non-Cash Transactions:
Special Improvement District bond transfers associated with land sales	13,898	7,662	18,775
Property developments and redevelopments	—	—	2,530
Accrued interest on construction loan borrowing	1,559	4,386	2,863
MPC land contributed to Real Estate and Other Affiliates	—	—	15,234
Exercise of Sponsor and Management warrants	375,581	—	—
Special Improvement District bond transfers to Real Estate and Other Affiliates	—	—	(1,518)
Capitalized stock compensation	1,121	2,559	2,526
Net assets acquired in the acquisition of Las Vegas 51s	31,804	—	—
Net assets acquired in the acquisition of Constellation	41,744	—	—
Net assets acquired in the acquisition of Six Pines	—	30,191	—
Merriweather Post Pavilion donation
Developments	—	18,066	—
Prepaid and other assets	—	(10,597)	—
Mortgage, notes and loans payable	—	(2,834)	—
Other liabilities	—	(4,635)	—

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The Howard Hughes Corporation (“HHC” or the “Company”) specializes in the development of Master Planned Communities (“MPCs”), the development of residential condominiums, and the ownership, management and development or repositioning of real estate assets currently generating revenues, also called operating assets, as well as other strategic real estate opportunities in the form of entitled and unentitled land and other development rights, also called strategic developments. We are a Delaware corporation that was formed on July 1, 2010. Unless the context otherwise requires, references to “we,” “us” and “our” refer to HHC and its subsidiaries.

Management has evaluated all material events occurring subsequent to the date of the Consolidated Financial Statements up to the date and time this Annual Report is filed and concluded there were no events or transactions occurring during this period that required recognition or disclosure in the financial statements other than as mentioned herein.

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), with all intercompany balances eliminated. The presentation includes the accounts of the Company, and those entities in which we have a controlling financial interest. The Company also consolidates certain variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810 Consolidation (“ASC 810”). The outside equity interests in certain entities controlled by the Company are reflected in the consolidated financial statements as a noncontrolling interest. Certain amounts in 2016 have been reclassified to conform to the 2017 presentation. Specifically, we have reclassified straight-line rent receivables of $39.1 million and $31.5 million from Accounts receivable to Prepaid expenses and other assets, net as of December 31, 2017 and 2016, respectively.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We periodically review the estimated useful lives of properties. Depreciation or amortization expense is computed using the straight‑line method based upon the following estimated useful lives:

Asset Type	Years	Location of Asset
Buildings and improvements	10 - 45	Buildings and Equipment
Equipment and fixtures	5 - 10	Buildings and Equipment
Computer hardware and software, and vehicles	3 - 5	Prepaid expenses and other assets, net
Tenant improvements	Lesser of lease term or useful life	Prepaid expenses and other assets, net
Leasing costs	Related lease term	Prepaid expenses and other assets, net

From time to time, we may reassess the development strategies for certain buildings and improvements which results in changes to our estimate of their remaining useful lives. As a result, we recognized an additional $25.5 million, or $0.59 per diluted share, $1.0 million, or $0.02 per diluted share, and $17.1 million, or $0.40 per diluted share, in depreciation expense during the years ended December 31, 2017, 2016 and 2015, respectively, due to the change in useful lives of these buildings and improvements.

Developments

Development costs, which primarily include direct costs related to placing the asset in service associated with specific development properties, are capitalized as part of the property being developed.

Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized before they are placed into service. Costs include planning, engineering, design, direct material, labor and subcontract costs. Real estate taxes, utilities, legal and professional fees, interest, insurance costs and certain employee costs incurred during construction periods are also capitalized. Capitalization commences when the development activities begin and ceases when a project is completed, put on hold or we decide to not move forward with a project. Capitalized costs related to a project where we have determined not to move forward are expensed. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Demolition costs associated with these redevelopments are expensed as incurred. Once the assets are placed into service, they are depreciated in accordance with our policy. In the event that management no longer has the ability or intent to complete a development, the costs previously capitalized are evaluated for impairment.

Our Developments consist of the following categories:

	December 31,
(In thousands)	2017	2016
Land and improvements	$202,875	$188,544
Development costs	675,691	567,650
Condominium projects	318,016	205,786
Total Developments	$1,196,582	$961,980

Investment in Real Estate and Other Affiliates

In the ordinary course of business, we enter into partnerships or joint ventures primarily for the development and operation of real estate assets which are referred to as “Real Estate and Other Affiliates.”

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Acquisitions of Properties

We account for the acquisition of real estate properties in accordance with ASC 805 Business Combinations (“ASC 805”). This methodology requires that assets acquired and liabilities assumed be recorded at their fair values on the date of acquisition.

Costs directly related to asset acquisitions are considered additions to the purchase price and increase the cost basis recorded for the Investment in Real Estate. Acquisition costs related to the acquisition of a business are expensed as incurred.

The fair value of tangible assets of an acquired property (which includes land, buildings, and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the fair value of these assets. The “as-if-vacant” values are derived from several sources which incorporate significant unobservable inputs that are classified as Level 3 inputs in the fair value hierarchy and primarily include a discounted cash flow analysis using discount and capitalization rates based on recent comparable market transactions, where available.

The fair value of acquired intangible assets consisting of in-place, above-market and below-market leases is recorded based on a variety of considerations, some of which incorporate significant unobservable inputs that are classified as Level 3 inputs in the fair value hierarchy. In-place lease considerations include, but are not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases (i.e., the market cost to execute a lease, including leasing commissions and tenant improvements); (2) the value associated with lost revenue related to tenant reimbursable operating costs incurred during the assumed lease-up period (i.e., real estate taxes, insurance and certain other operating expenses); and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Above-market and below-market leases are valued at the present value, using a discount rate that reflects the risks associated with the leases acquired, of the difference between (1) the contractual amounts to be paid pursuant to the in-place lease; and (2) management’s estimate of current market lease rates, measured over the remaining non-cancelable lease term, including any below-market renewal option periods.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment

We review our long-lived assets (including those held by our Real Estate and Other Affiliates) for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future economic conditions, such as occupancy, rental rates, capital requirements and sales values that could differ materially from actual results in future periods. If impairment indicators exist and it is expected that undiscounted cash flows generated by the asset are less than its carrying amount, less costs to sell in the case of assets classified as held for sale, an impairment provision is recorded to write-down the carrying amount of the asset to its fair value.

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

For the years ended December 31, 2017, 2016 and 2015, we evaluated whether impairment indicators existed at any of our assets. In most instances, we concluded no impairment indicators were present. For the year ended December 31, 2016, we recognized an impairment charge for Park West during the third quarter of 2016 due to a change in strategy and reduction of the anticipated holding period. For the years ended December 31, 2017 and 2015, we concluded that there were no impairments. Please refer to Note 6 – Impairment in our Consolidated Financial Statements for additional information.

Cash and Cash Equivalents

Cash and Cash Equivalents consist of highly-liquid investments with maturities at date of purchase of three months or less and

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

include registered money market mutual funds which are invested in United States Treasury bills that are valued at the net asset value of the underlying shares in the funds as of the close of business at the end of each period as well as deposits with major banks throughout the United States. Such deposits are in excess of FDIC limits and are placed with high quality institutions in order to minimize concentration of counterparty credit risk.

Accounts Receivable, net

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

The following table summarizes the changes in allowance for doubtful accounts against our accounts receivables:

(In thousands)	2017	2016	2015
Balance as of January 1	$7,799	$4,406	$7,619
Provision for doubtful accounts	2,710	5,664	4,030
Write-offs	(1,209)	(2,271)	(7,243)
Balance as of December 31,	$9,300	$7,799	$4,406

The decrease in the provision for the year ended December 31, 2017 compared to 2016 is primarily due to the reserve for a termination fee for a tenant in 2016 and a delinquent paying tenant in 2016 at another property. The increase in the provision for the year ended December 31, 2016 compared to 2015 is consistent with the growth of the Operating Assets portfolio and increase in the number of tenants. The significant decrease in write-offs in the allowance for doubtful accounts in the year ended December 31, 2016 as compared to 2015 relates primarily to the recovery of uncollectible receivables from a tenant at an operating property that vacated its space.

Notes Receivable, net

Notes receivable, net includes non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Subsequent to initial recognition, they are recorded at amortized cost less any provision for impairment. We will evaluate our notes receivable for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the note agreement. In the fourth quarter of 2017, we made an investment in a $5.3 million note collateralized by a building in Columbia. The note is carried at cost.

Municipal Utility District Receivables, net

In Houston, Texas, certain development costs are reimbursable through the creation of Municipal Utility Districts (“MUDs”), also known as Water Control and Improvement Districts), which are separate political subdivisions authorized by Article 16, Section 59 of the Texas Constitution and governed by the Texas Commission on Environmental Quality (“TCEQ”). MUDs are formed to provide municipal water, waste water, drainage services, recreational facilities and roads to those areas where they are currently unavailable through the regular city services. Typically, the developer advances funds for the creation of the facilities, which must be designed, bid and constructed in accordance with the City of Houston’s and TCEQ requirements.

The developer initiates the MUD process by filing the applications for the formation of the MUD, and once the applications have been approved, a Board of Directors is elected for the MUD and given the authority to issue ad valorem tax bonds and the authority to tax residents. The MUD Board authorizes and approves all MUD development contracts and pay requests. MUD bond sale proceeds are used to reimburse the developer for its construction costs, including interest. MUD taxes are used to pay the debt service on the bonds and the operating expenses of the MUD. The Company estimates the costs it believes will be eligible for reimbursement as MUD receivables. Our MUD receivables are pledged as security to creditors under the debt facilities relating to our Bridgeland and The Woodlands MPCs. MUD receivables are shown net of an allowance of $0.8 million and $0.9 million as of December 31, 2017 and 2016, respectively, in the accompanying Consolidated Balance Sheets.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other Assets, net

The major components of Prepaid expenses and other assets, net include condominium receivables and condominium deposits (as discussed below in Revenue Recognition and Related Matters), Special Improvement District (“SID”) receivables and Straight-line rent receivables.

SID receivables are amounts due from SID bonds related to our MPCs. Proceeds from SID bonds are held in escrow by a third-party and are used to reimburse us for a portion of the development costs incurred in our Summerlin MPC. SID receivables are $26.4 million and $61.6 million as of December 31, 2017 and 2016, respectively.

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

Deferred Expenses, net

Deferred expenses consist principally of leasing costs. Deferred leasing costs are amortized to amortization expense using the straight‑line method over periods that approximate the related lease terms. Deferred expenses are shown net of accumulated amortization of $18.9 million and $14.1 million as of December 31, 2017 and 2016, respectively.

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount of revenue and profit recognized on a percentage of completion basis during the period in which they are determined. Revenue recognized in excess of amounts collected from buyers is classified as Condominium receivables and amounts collected from buyers in excess of revenue recognized to date are classified as Condominium deposits liability.

Master Planned Community Land Sales

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

Minimum Rents and Tenant Recoveries

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

Hospitality Revenues

Revenue from our hospitality properties is primarily related to room rentals and food and beverage sales and is recognized as services are performed.

Builder Price Participation

Builder price participation revenue is based on an agreed-upon percentage of the sales price of homes closed in excess of contractual amounts established when the homebuilder buys lots from us. Revenue related to builder price participation rights is recognized as the underlying homes are sold by homebuilders and fluctuates based upon the number of homes closed that qualify for builder price participation payments.

Other land revenues

Other land revenues is primarily related to easement revenue, ground maintenance revenue and advertising revenue and is recognized as services are performed.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other rental and property revenues

Other rental and property revenues is primarily related to baseball revenue, other tenant revenue and overage rent revenue and is recognized as services are performed.

Marketing and advertising

Our Strategic Development, Operating Assets and MPC segments incur various marketing and advertising costs as part of their development, branding, leasing or sales initiatives. These costs include special events, broadcasts, direct mail and online digital and social media programs, and they are expensed as incurred.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, marketable securities, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

Derivative Instruments and Hedging Activities

Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the Consolidated Statements of Operations as a component of net income or as a component of comprehensive income and as a component of equity on the Consolidated Balance Sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. The Company accounts for the effective portion of changes in the fair value of a derivative in other comprehensive income (loss) and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings.

Stock-Based Compensation

At December 31, 2017, the Company has a stock-based employee compensation plan. We apply the provisions of ASC 718 Stock Compensation (“ASC 718”) which requires all share‑based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statements of Operations based on their fair values. All unvested options outstanding under our option plans have grant prices equal to the market price of the Company’s stock on the dates of grant. Compensation cost for restricted stock is determined based on fair market value of the Company’s stock at the date of grant.

Recently Issued Accounting Pronouncements

The following is a summary of recently issued and other notable accounting pronouncements which relate to our business.

In August 2017, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities to enable entities to better portray the economic results of their risk management activities in their financial statements. The ASU expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk and eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The ASU also eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same Consolidated Statements of Operations line as the hedged item. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2018. The new standard must be adopted using a modified retrospective approach with early adoption permitted. We are currently evaluating the potential impact of this ASU on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting to provide clarity and reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation–Stock Compensation. Stakeholders observed that the definition of the term “modification” is broad and

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 15, 2017, with early adoption permitted. The new standard must be adopted retrospectively. ASU 2016-15 will impact our presentation of operating, investing and financing activities related to certain cash receipts and payments on our consolidated statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effective date of the standard is for fiscal years, and for interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the adoption of ASU 2016-13 on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The standard amends several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted the ASU as of January 1, 2017, and it did not have a material impact on our accounting for excess tax benefits and tax deficiencies as our stock compensation plans, which permit net-share settlement, had minimal vesting and exercise activity prior to January 1, 2017. The new guidance requires entities to recognize all income tax effects of awards in the Consolidated Statements of Operations when the awards vest or are settled, in contrast to prior guidance wherein such effects are recorded in additional paid-in capital (“APIC”). The amounts recorded in APIC prior to our adoption remain in APIC per the new standard. The new standard also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Our plans allow us, at the employee’s request, to withhold shares with a fair value up to the amount of tax owed using the maximum statutory tax rate for the employee’s applicable jurisdiction. We elected to continue to estimate forfeitures as allowed by an election under the new guidance. Our consolidated statements of cash flows for the year ended December 31, 2017, 2016 and 2015 present excess tax benefits as an operating activity and employee taxes paid as a financing activity as required by ASU 2016-09.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities which will require entities to recognize changes in equity investments with readily determinable fair values in net income. For equity investments without readily determinable fair values, the ASU permits the application of a measurement alternative using the cost of the investment, less any impairments, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017, and must be adopted via a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. As all our equity investments do not have readily determinable fair values, the adoption of this ASU is not expected to have an impact on our consolidated financial statements.

In May 2014, the FASB and International Accounting Standards Board issued ASU 2014-09. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU requires companies to identify performance obligations in the contract, estimate the amount of variable consideration to include in the transaction price and allocate the transaction price to each separate performance obligation. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We have

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

concluded that after adoption we will no longer be able to recognize revenue for condominium projects on a percentage of completion basis. Adoption of the ASU will also impact the timing of recognition and classification of certain real estate selling costs, such as the costs related to our condominium model units. Currently, these selling costs are capitalized as real estate project costs and recognized as costs of sales on a percentage of completion basis in our consolidated financial statements. Under the new guidance, some of these costs may need to be expensed immediately or will be capitalized as property and equipment and depreciated over their estimated useful life. Entities have the option of using either a full retrospective or a modified retrospective approach. We have elected to apply a modified retrospective approach of adoption. Upon adoption of this ASU on January 1, 2018, since buyers are not required to pay us for performance under the sales contracts as the condominiums are constructed, revenue and cost of sales for condominium units sold will no longer be recognized until the construction is complete, the sale closes, and the title to the property has transferred to the buyer. Therefore, on the adoption date of this new standard, we will report an adjustment to reduce retained earnings by an estimated $70.0 - $90.0 million for amounts previously recognized in earnings on a percentage of completion basis for those sale contracts existing at December 31, 2017. This same amount will be reported in future periods when the sales close and title transfers to the buyer.

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

Information related to our EPS calculations is summarized as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015
Basic EPS:
Numerator:
Net income	$166,623	$202,326	$126,719
Net income attributable to noncontrolling interests	1,781	(23)	—
Net income attributable to common stockholders	$168,404	$202,303	$126,719

Denominator:
Weighted average basic common shares outstanding	41,364	39,492	39,470

Diluted EPS:
Numerator:
Net income attributable to common stockholders	$168,404	$202,303	$126,719
Less: Warrant liability gain	—	—	(58,320)
Adjusted net income attributable to common stockholders	$168,404	$202,303	$68,399

Denominator:
Weighted average basic common shares outstanding	41,364	39,492	39,470
Restricted stock and stock options	279	343	411
Warrants	1,446	2,894	2,873
Weighted average diluted common shares outstanding	43,089	42,729	42,754

Basic income per share:	$4.07	$5.12	$3.21

Diluted income per share:	$3.91	$4.73	$1.60

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The diluted EPS computation as of December 31, 2017 excludes 313,500 stock options because their inclusion would have been anti-dilutive and 161,155 shares of restricted stock because market conditions have not been met.

The diluted EPS computation as of December 31, 2016 excludes 379,500 stock options because their inclusion would have been anti‑dilutive and 130,286 shares of restricted stock because market conditions have not been met.

The diluted EPS computation as of December 31, 2015 excludes 141,776 stock options because their inclusion would have been anti‑dilutive.

On February 23, 2018, we repurchased 475,920 of our shares of common stock in a private, unaffiliated transaction at an average purchase price of $120.33 per share for $57,267,454 in aggregate. The repurchase transaction was consummated on February 21, 2018, and was funded with cash on hand.

NOTE 3  WARRANT LIABILITIES

On November 9, 2010, we entered into warrant agreements with certain funds of Pershing Square Capital Management, L.P. (“Pershing Square”) to purchase 1,916,667 shares of our common stock at an exercise price of $50.00 per share (the “Sponsor Warrants”). Pershing Square exercised its Sponsor Warrants on June 30, 2017, resulting in a net issuance of 1,136,517 shares in accordance with the warrant provisions. In November 2010 and February 2011, we entered into certain warrant agreements (the “Management Warrants”) with David R. Weinreb, our Chief Executive Officer, Grant Herlitz, our President, and Andrew C. Richardson, our former Chief Financial Officer, in each case prior to his appointment to such position, to purchase 2,367,985,  315,731 and 178,971 shares, respectively, of our common stock. The Management Warrants were granted at fair value in exchange for a combined total of approximately $19.0 million in cash from such executives at the commencement of their respective employment. Mr. Weinreb and Mr. Herlitz’s warrants had an exercise price of $42.23 per share, and Mr. Richardson’s warrants had an exercise price of $54.50 per share.

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

As of December 31, 2017, all Sponsor Warrants and Management Warrants have been exercised. The fair values for the Sponsor Warrants and Management Warrants as of December 31, 2016 were recorded as liabilities in our Consolidated Balance Sheets because the holders of these warrants could require us to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsor Warrants and Management Warrants totaled $332.2 million as of December 31, 2016. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 7 –  Fair Value of Financial Instruments. Decreases and increases in the fair value of the Sponsor and Management Warrants prior to their settlements in 2017 were recognized as warrant liability gains or losses in the Consolidated Statements of Operations in the years ending December 31, 2017, 2016 and 2015.

On October 7, 2016, we entered into a warrant agreement with our new Chief Financial Officer, David R. O’Reilly, prior to his appointment to the position. Upon exercise of Mr. O’Reilly’s warrant, Mr. O’Reilly may acquire 50,125 shares of common stock at an exercise price of $112.08 per share. Mr. O’Reilly’s warrant was issued at fair value in exchange for a $1.0 million payment in cash from Mr. O’Reilly. The O’Reilly Warrant becomes exercisable on April 6, 2022, subject to earlier exercise upon certain change in control, separation and termination provisions. On June 16, 2017 and October 4, 2017, we also entered into new warrant agreements with Mr. Weinreb and Mr. Herlitz to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. Mr. Weinreb’s new warrant becomes exercisable on June 15, 2022, at an exercise price of $124.64 per share, and Mr. Herlitz’s new warrant becomes exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject to earlier exercise upon certain change in control, separation and termination provisions. The purchase prices paid by the respective executives for the O’Reilly Warrant and Mr. Weinreb’s and Mr. Herlitz’s new warrants, which qualify as equity instruments, are included within additional paid-in capital in the Consolidated Balance Sheets at December 31, 2017.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4  ACQUISITIONS AND DISPOSITIONS

In the third and fourth quarters of 2017, we closed on the sales of five of our non-core assets for total proceeds of $52.6 million, resulting in a net gain of $23.1 million, of which $19.2 million and $3.9 million are included in Gains on sales of properties and Gains on sales of operating properties, respectively, on our Consolidated Statements of Operations.

On December 28, 2017 (the “Constellation Acquisition Date”), we acquired our joint venture partner’s 50.0% interest in Constellation for $8.0 million in cash and 50% of the joint venture’s liabilities for a total of $16.0 million. Simultaneously with the buyout of this luxury apartment development, we replaced the joint venture’s existing $15.8 million construction loan with a $24.2 million mortgage at 4.07% maturing January 1, 2033. As a result of the change in control, we recognized a gain of $17.8 million in Gain on acquisition of joint venture partner's interest in conjunction with this acquisition relating to the step-up to fair value of the assets acquired.   The following table summarizes the accounting of the purchase price:

Asset	Acquisition date fair value
Building	$38,213
Land	3,069
Improvements	957
Furniture, fixtures and equipment	590
Leases in place	714
Other identifiable assets	18
Total	$43,561

Prior to the acquisition, we accounted for our investment in Constellation under the equity method within Investment in Real Estate and Other Affiliates and recognized a loss of $0.3 million in equity in earnings for the year to date period through the Constellation Acquisition Date. Revenues and pre-tax net income from operations included in the Consolidated Statements of Operations from the Constellation Acquisition Date through December 31, 2017 are not material.

On March 1, 2017 (the “Las Vegas 51s Acquisition Date”), we acquired our joint venture partner’s 50.0% interest in the Las Vegas 51s minor league baseball team for $16.4 million and became the sole owner of this Triple-A baseball team. As a result of the change in control, we recognized a gain of $5.4 million in Gain on acquisition of joint venture partner's interest in conjunction with this acquisition relating to the step-up to fair value of the assets acquired. Using the income approach, the allocated fair values included a $0.4 million contingent liability recorded in Accounts payable and accrued expenses per the terms of the purchase agreement relating to a credit for the use of seats in a future stadium for the team, if and when constructed by us, $7.9 million in finite-lived intangibles, which have a weighted average amortization period of 11 years, and $24.9 million to indefinite-lived intangibles, primarily related to the franchise relationship agreement, all of which is recorded in Prepaid expenses and other assets, net. Accordingly, the values of assets acquired and liabilities assumed and consolidated into our financial statements total $36.0 million and $3.2 million, respectively, and are included in our Operating Assets segment. Prior to the acquisition, we accounted for our investment in the Las Vegas 51s under the equity method within Investment in Real Estate and Other Affiliates. The joint venture had revenues of $1.3 million, and we recognized a net loss of $0.2 million included in equity in earnings for the year ended December 31, 2017. Included in the Consolidated Statements of Operations from the Las Vegas 51s Acquisition Date through December 31, 2017 are revenues of $6.8 million and a pre-tax net loss from operations of $0.6 million.

On January 18, 2017, we closed on a land sale of approximately 36 acres of our 100-acre property, Elk Grove Collection, for gross sales proceeds of $36.0 million, resulting in a pre-tax gain of $32.2 million. We plan to develop the remaining 64 acres. Commencement of construction is dependent on meeting internal pre-leasing and financing requirements for the project.

On January 6, 2017, we acquired the 11.4-acre Macy’s store and parking lot at Landmark Mall in Alexandria, VA, for $22.2 million. The Macy’s parcel is adjacent to the Landmark Mall, which is in our Strategic Developments segment, and is located approximately nine miles from Washington, D.C. We plan to redevelop the mall and the Macy’s parcel into an open-air, mixed-use community.

On December 29, 2016, we sold Park West, a non-core 249,177 square foot open-air shopping, dining and entertainment destination in Peoria, Arizona for net cash proceeds of $32.5 million, resulting in a loss of $1.1 million, net of transaction costs.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This loss is in addition to an impairment charge recorded in the third quarter of 2016 to adjust the asset to fair value in anticipation of its sale (also see Note 6 – Impairment). As this asset was unleveraged, the sale allowed us to redeploy the net cash proceeds into acquisitions and other existing developments.

On December 20, 2016, we acquired the American City Building, a 117,098 square foot building in Columbia, Maryland, for $13.5 million. We are in the process of formulating redevelopment plans for this property.

On December 19, 2016, we acquired One Mall North, a 97,500 square foot, office building in Columbia, Maryland, for $22.2 million. The office building parcel and surface parking total 5.37 acres.

On July 20, 2016, we acquired our joint venture partner’s 18.57% interest in the 314-unit Millennium Six Pines Apartments for $4.0 million resulting in the dissolution of the joint venture and consolidation of the asset in our financial statements. Concurrently with the acquisition, we replaced the joint venture’s existing $37.7 million construction loan with a $42.5 million fixed rate loan at 3.39% maturing August 1, 2028. Total assets of $67.9 million and liabilities of $42.7 million, including the fixed rate loan noted above, were consolidated into our financial statements at fair value as of the acquisition date. In accordance with GAAP, we recognized a gain of $27.1 million in conjunction with this acquisition relating to the step-up to fair value of the assets acquired. Prior to the acquisition, we accounted for our investment in Millennium Six Pines Apartments under the equity method. We now own 100% of this Class A multi-family property located in The Woodlands Town Center. Included in the Consolidated Statements of Operations for the year ended December 31, 2016 are revenues of $2.7 million and a pre-tax net loss of $0.4 million since the acquisition date.

On March 16, 2016, we sold the 80 South Street Assemblage for net cash proceeds of $378.3 million, resulting in a pre-tax gain of $140.5 million. 80 South Street Assemblage was comprised of a 42,694 square foot lot with certain air rights, providing total residential and commercial development rights of 817,784 square feet that had been acquired over the course of 2014 and 2015.

On September 4, 2015, we sold The Club at Carlton Woods, its 36-hole golf and country club in The Woodlands, for net cash proceeds of $25.1 million, and purchaser’s assumption of net liabilities of $4.0 million, resulting in a pre-tax gain of $29.1 million. The property was comprised of total assets of $20.9 million and total liabilities of $24.9 million. The property was developed and operated by us as an amenity for selling residential lots in a gated community in The Woodlands. Most of the lots had been previously sold, and the sale of this property allowed us to redeploy capital to our development activities.

NOTE 5  INVESTMENTS IN REAL ESTATE AND OTHER AFFILIATES

Our investment in Real Estate and Other Affiliates that are reported in accordance with the equity and cost methods are as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
($ in thousands)	2017	2016	2017	2016	2017	2016		2015
Equity Method Investments
Master Planned Communities:
The Summit (a)	—%	—%	$45,886	$32,653	$23,234	$43,501		$—
Operating Assets:
Las Vegas 51s, LLC (b) (c)	100.00	50.00	—	11,062	(152)	12		152
Constellation (b) (c)	100.00	50.00	—	2,730	(323)	(54)		—
The Metropolitan Downtown Columbia (d)	50.00	50.00	—	(1,064)	390	(800)		(13)
Millennium Six Pines Apartments (b)	100.00	100.00	—	—	—	44		(1,165)
Stewart Title of Montgomery County, TX	50.00	50.00	3,673	3,611	386	696		996
Woodlands Sarofim #1	20.00	20.00	2,696	2,683	53	182		166
Strategic Developments:
Circle T Ranch and Power Center (a)	50.00	50.00	4,455	4,956	—	10,497		—
HHMK Development	50.00	50.00	10	10	—	—		549
KR Holdings	50.00	50.00	749	707	41	18		1,289
m.flats/TEN.M (a)	50.00	50.00	6,521	6,379	(415)	—		—
33 Peck Slip (a)	35.00	35.00	8,651	8,243	(643)	106	(e)	—
			72,641	71,970	22,571	54,202		1,974
Cost method investments			3,952	4,406	2,927	2,616		1,747
Investment in Real Estate and Other Affiliates			$76,593	$76,376	$25,498	$56,818		$3,721

(a)	Please refer to the discussion below for a description of the joint venture ownership structure.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)

We acquired our joint venture partner’s interest and have fully consolidated the assets and liabilities of the entity. See Note 4 – Acquisitions and Dispositions for additional information regarding this transaction.

(c)	Equity method VIE as of December 31, 2017.
(d)

The Metropolitan Downtown Columbia was in a deficit position of $2.6 million and $1.1 million at December 31, 2017 and December 31, 2016, respectively, due to distributions from operating cash flows in excess of basis. This deficit balance is presented in Accounts payable and accrued expenses at December 31, 2017. The deficit balance as of December 31, 2016 has been presented as previously reported.

(e)

The 33 Peck Slip hotel was closed in December 2016 for redevelopment and was transferred to the Strategic Developments segment as of January 1, 2017. The share of earnings for the year ended December 31, 2016 was recorded in the Operating Assets segment but is reflected above in the Strategic Developments segment for comparative purposes.

As of December 31, 2017, we are not the primary beneficiary of any of the joint ventures listed above because we do not have the power to direct activities that most significantly impact the economic performance of the joint ventures, and therefore, we report our interests in accordance with the equity method. At December 31, 2017, our 33 Peck Slip VIE with an aggregate carrying value of $8.7 million does not have sufficient equity at risk to finance its operations without additional financial support, as further discussed below. Our maximum exposure to loss as a result of this investment is limited to the aggregate carrying value of the investment as we have not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of this VIE. The aggregate carrying value of unconsolidated VIEs (Las Vegas 51s and Constellation at December 31, 2016, prior to our acquisition) was $13.8 million as of December 31, 2016, and was classified as Investment in Real Estate and Other Affiliates in the Consolidated Balance Sheets.

As of December 31, 2017, approximately $183.9 million of indebtedness was secured by the properties owned by our Real Estate and Other Affiliates of which our share was approximately $85.0 million based upon our economic ownership. All of this indebtedness is without recourse to us.

We are the primary beneficiary of three VIEs which are consolidated in the financial statements. The creditors of the consolidated VIEs do not have recourse to us. As of December 31, 2017, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $24.8 million and $2.7 million, respectively. As of December 31, 2016, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $21.7 million and $1.4 million, respectively. The assets of the VIEs are restricted for use only by the particular VIEs and are not available for our general operations.

Significant activity for our investments in Real Estate Affiliates and the related accounting considerations are described below.

The Summit

During the first quarter of 2015, we formed DLV/HHPI Summerlin, LLC (“The Summit”) a joint venture with Discovery Land Company (“Discovery”), and we contributed land with a book basis of $13.4 million and transferred SID bonds related to such land with a carrying value of $1.3 million to the joint venture at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million of cash as their capital contribution and we have no further capital obligations. The gains on the contributed land will be recognized in Equity in earnings from Real Estate and Other Affiliates as the joint venture sells lots.

After receipt of our capital contribution of $125.4 million and a 5.0% preferred return on such capital contribution, Discovery is entitled to cash distributions by the joint venture until it has received two times its equity contribution. Any further cash distributions are shared equally. Discovery is the manager of the project, and development began in the second quarter of 2015. Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, our share of the venture’s income-producing activities will be recognized based on the HLBV method. Please refer to Note 1 – Summary of Significant Accounting Policies for a description of the HLBV method.

Relevant financial statement information for The Summit is summarized as follows:

	December 31,
(in millions)	2017	2016
Total Assets	$166.9	$151.4
Total Liabilities	118.9	116.6
Total Equity	48.0	34.8

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(in millions)	2017	2016
Revenues (a)	$58.6	$79.8
Net income	23.2	43.5
Gross Margin	31.2	47.1

(a)	Revenues related to land sales at the joint venture are recognized on a percentage of completion basis.

Circle T Ranch and Power Center

On June 1, 2016, the Westlake Retail Associates joint venture closed on a 72-acre land sale with an affiliate of Charles Schwab Corporation. The year ended December 31, 2016 reflects the recognition of $10.5 million in Equity in earnings from Real Estate and Other Affiliates resulting from the land sale.

m.flats/TEN.M

On October 4, 2013, we entered into a joint venture agreement with a local developer, Kettler, Inc., to construct an apartment complex with ground floor retail in Downtown Columbia, Maryland. We contributed approximately five acres of land having a book value of $4.0 million to the joint venture and subsequently incurred an additional $3.1 million in capitalized development costs for a total book value contribution of $7.1 million. Our land was valued at $23.4 million, or $53,500 per constructed unit. In January 2016, the joint venture closed on an $88.0 million construction loan which is non-recourse to us and bears interest at one-month LIBOR plus 2.40% with an initial maturity date of February 2020, with three, one-year extension options. Upon closing of the loan, Kettler, Inc. contributed $16.1 million in cash and $7.3 million was distributed to us, of which we subsequently reinvested $6.3 million in the project in 2016. We accounted for this transaction as a partial sale of the land for which we recognized a net profit of $0.2 million at December 31, 2016.

33 Peck Slip

In January 2016, we entered into a joint venture to purchase a hotel located at 33 Peck Slip in the Seaport District of New York with a capital contribution of $6.0 million. We advanced a bridge loan of $25.0 million at a 5.0% interest rate to the joint venture at closing to expedite the acquisition, which was repaid in full in June 2016. In the second quarter of 2016, upon completion of a refinancing of the property with a $36.0 million redevelopment loan, we made additional capital contributions of $2.3 million in 2016 and $0.7 million in 2017. The 33 Peck Slip hotel was closed in December 2016 for redevelopment and was transferred to the Strategic Developments segment. Our total investment in the joint venture is $8.7 million as of December 31, 2017.

NOTE 6  IMPAIRMENT

We review our real estate assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment or disposal of long‑lived assets in accordance with ASC 360 requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over our anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below-market rate of return.

Each investment in Real Estate and Other Affiliates as discussed in Note 5 – Real Estate and Other Affiliates is evaluated periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of our investment in a Real Estate and Other Affiliate is deemed to be other-than-temporary, our investment in such Real Estate and Other Affiliate is reduced to its estimated fair value.

No impairment charges were recorded during the years ended December 31, 2017 and 2015. During the third quarter of 2016, we implemented a plan to sell Park West, a 249,177 square foot open-air shopping, dining and entertainment destination in Peoria, Arizona and recognized a $35.7 million impairment charge due to our shorter than previously anticipated holding

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period, adjusting the net carrying value down to its estimated fair market value. On December 29, 2016, we sold Park West for proceeds of $32.5 million, recognized a loss of $1.1 million, net of transaction costs, in conjunction with the sale and redeployed the net cash proceeds from this unleveraged asset into our existing developments.

The following table summarizes our provision for impairment:

			Provision for impairment as of December 31,
Impaired Asset	Location	Method of Determining Fair Value	2017	2016	2015
			(In thousands)
Operating Assets:
Park West	Peoria, AZ	Discounted cash flow analysis using capitalization rate of 6.75%	$—	$35,734	$—

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for each of our assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2017				December 31, 2016
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$50,135	$50,135	$—	$—	$18	$18	$—	$—
Interest rate swap derivative assets	4,470	—	4,470	—	—	—	—	—
Liabilities:
Interest rate swap derivative liabilities	5,961	—	5,961	—	(149)	—	(149)	—
Warrants	—	—	—	—	332,170	—	—	332,170

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed further in Note 3 – Warrant Liabilities, as of December 31, 2017, all Sponsor and Management warrants had been exercised. The following table presents a rollforward of the valuation of our Warrant liabilities:

(In thousands)	2017	2016	2015
Balance as of January 1	$332,170	$307,760	$366,080
Warrant liability loss (gain) (a)	43,443	24,410	(58,320)
Exercises of Sponsor and Management Warrants	(375,613)	—	—
Balance as of December 31	$—	$332,170	$307,760

(a)

For 2017, this amount represents losses recognized relating to each warrant prior to the respective exercise date. For 2016, represents unrealized losses recorded for outstanding warrants at the end of the period. Changes in the fair value of the Sponsor Warrants and Management Warrants prior to exercise were recognized in net income as a warrant liability gain or loss.

The valuation of warrants was based on an option pricing valuation model, utilizing inputs which were classified as Level 3 due to the unavailability of comparable market data. The inputs to the valuation model included the fair value of stock related to the warrants, exercise price and term of the warrants, expected volatility, risk-free interest rate, dividend yield and, as appropriate, a discount for lack of marketability. Generally, an increase in expected volatility would increase the fair value of the liability. The impact of the volatility on fair value diminished as the market value of the stock increased above the strike price. As the period of restriction lapsed, the marketability discount reduced to zero and increased the fair value of the warrants.

The significant unobservable inputs used in the fair value measurement of our warrant liabilities as of December 31, 2016 were as follows:

	Unobservable Inputs
	Expected Volatility (a)	Marketability Discount (b)
December 31, 2017 (c)	N/A	N/A
December 31, 2016	31.0%	0.0% - 1.0%

(a)	Based on our implied equity volatility.
(b)	Marketability discount decreases as the contractual expiration date of the marketability restrictions approaches.
(c)	See Note 3 – Warrant Liabilities for additional information.

The estimated fair values of our financial instruments that are not measured at fair value on a recurring basis are as follows:

		December 31, 2017		December 31, 2016
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash	Level 1	$810,924	$810,924	$665,492	$665,492
Accounts receivable, net (a)	Level 3	13,041	13,041	9,883	9,883
Notes receivable, net (b)	Level 3	5,864	5,864	155	155

Liabilities:
Fixed-rate debt (c)	Level 2	$1,526,875	$1,554,766	$1,184,141	$1,224,573
Variable-rate debt (c)	Level 2	1,350,914	1,350,914	1,524,319	1,524,319

(a)	Accounts receivable, net is shown net of an allowance of $9.3 million and $7.9 million at December 31, 2017 and 2016, respectively.
(b)	Notes receivable, net is shown net of an allowance of $0.1 million at December 31, 2017 and 2016.
(c)	Excludes related unamortized financing costs.

The fair value of our 2025 Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above (please refer to Note 8 – Mortgages, Notes and Loans Payable in our Consolidated Financial Statements), was estimated based on a discounted future cash payment model, which includes risk premiums and a risk free rate derived from the current London Interbank Offered Rate (“LIBOR”) or U.S. Treasury obligation interest rates. The discount rates reflect our judgment as to what the approximate current lending rates for

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loans or groups of loans with similar maturities and credit quality would be if credit markets are operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts for our variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value because of the short‑term maturity of these instruments.

NOTE 8  MORTGAGES, NOTES AND LOANS PAYABLE, NET

Mortgages, notes and loans payable, net are summarized as follows:

	December 31,
(In thousands)	2017	2016
Fixed-rate debt:
Unsecured 5.375% Senior Notes	$1,000,000	$—
Unsecured 6.875% Senior Notes	—	750,000
Secured mortgages, notes and loans payable	499,299	390,118
Special Improvement District bonds	27,576	44,023
Variable-rate debt:
Mortgages, notes and loans payable (a)	1,350,914	1,524,319
Unamortized bond issuance costs	(6,898)	(5,779)
Deferred financing costs	(12,946)	(11,934)
Total mortgages, notes and loans payable, net	$2,857,945	$2,690,747

(a)	As more fully described below, $428.3 million and $182.1 million of variable rate debt has been swapped to a fixed rate for the term of the related debt as of December 31, 2017 and 2016, respectively.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our mortgages, notes, and loans payable by property, presented within each segment in order of extended maturity date

				Maximum	Carrying Value
	Initial / Extended	Interest		Facility	December 31,	December 31,
($ in thousands)	Maturity (a)	Rate		Amount	2017	2016
Master Planned Communities
Summerlin South SID Bonds - S124	December 2019	5.95%			$84	$123
Summerlin South SID Bonds - S128	December 2020	7.30%			390	440
Summerlin South SID Bonds - S132	December 2020	6.00%			912	1,268
The Woodlands Master Credit Facility	April 2020 / April 2021	4.24%	(b)	$180,000	150,000	150,000
Bridgeland Credit Facility	November 2020 / November 2022	4.76%	(b)	65,000	65,000	65,000
Summerlin South SID Bonds - S151	June 2025	6.00%			3,763	4,159
Summerlin South SID Bonds - S128C	December 2030	6.05%			4,283	4,600
Summerlin South SID Bonds - S159	June 2035	6.00%			139	2,389
Summerlin West SID Bonds - S812	October 2035	6.00%			15,193	27,459
Master Planned Communities Total					239,764	255,438

Operating Assets
1701 Lake Robbins	April 2017	5.81%			—	4,600
Outlet Collection at Riverwalk	October 2017 / October 2018	4.24%	(b)	53,841	53,841	55,778
1725-35 Hughes Landing Boulevard	June 2018 / June 2019	3.14%	(b)	143,000	117,417	105,647
The Westin at The Woodlands (c)	August 2018 / August 2019	4.14%	(b)	57,946	57,946	58,077
110 North Wacker (d)	October 2019	5.21%			18,926	22,704
Three Hughes Landing	January 2018 / December 2019	3.84%	(b)	65,455	45,058	35,053
Lakeland Village Center at Bridgeland	May 2018 / May 2020	3.84%	(b)	14,000	11,470	9,979
Embassy Suites at Hughes Landing	October 2018 / October 2020	3.99%	(b)	37,100	31,245	29,461
The Woodlands Resort & Conference Center (c)	December 2018 / December 2020	4.74%	(b)	65,500	65,500	70,000
One Merriweather	February 2020 / February 2021	3.64%	(b)	49,929	42,332	23,588
Downtown Summerlin (e)	September 2020 / September 2021	4.69%	(b)	274,088	274,088	302,981
Two Merriweather	October 2020 / October 2021	3.99%	(b)	33,156	19,429	—
HHC 242 Self-Storage	October 2019 / October 2021	4.09%	(b)	6,658	6,243	3,708
HHC 2978 Self-Storage Facility	January 2020 / January 2022	4.09%	(b)	6,368	5,634	1,715
70 Columbia Corporate Center	May 2020 / May 2022	3.49%	(b)(f)		20,000	20,000
One Mall North	May 2020 / May 2022	3.74%	(b)(f)		14,463	—
10-60 Columbia Corporate Centers (g)	May 2020 / May 2022	3.33%	(b)(f)		80,000	80,000
20/25 Waterway Avenue	May 2022	4.79%			13,646	13,886
Millennium Waterway Apartments	June 2022	3.75%			55,095	55,584
Ward Village (h)	September 2021 / September 2023	3.82%	(b)		238,718	238,718
9303 New Trails	December 2023	4.88%			12,003	12,378
4 Waterway Square	December 2023	4.88%			35,151	36,249
3831 Technology Forest Drive	March 2026	4.50%			21,954	22,383
Kewalo Basin Harbor	September 2027	4.24%	(b)	11,562	—	—
Millennium Six Pines Apartments	August 2028	3.39%			42,500	42,500
3 Waterway Square	August 2028	3.94%			50,327	51,590
One Hughes Landing	December 2029	4.30%			52,000	52,000
Downtown Summerlin SID Bonds - S128	December 2030	6.05%			2,812	3,350
Two Hughes Landing	December 2030	4.20%			48,000	48,000
One Lakes Edge	March 2029 / March 2031	4.50%			69,440	68,874
Constellation Apartments	January 2033	4.07%			24,200	—
Hughes Landing Retail	December 2036	3.50%			35,000	35,000
Columbia Regional Building	February 2037	4.48%			25,000	22,188
Other	Various	3.60%			—	236
Operating Assets Total					1,589,438	1,526,227

Strategic Developments
Waiea and Anaha	November 2017 / November 2019	8.24%	(b)		—	160,847
Ke Kilohana	December 2019 / December 2020	4.74%	(b)	142,656	—	—
Ae`o	December 2019 / December 2021	5.49%	(b)	230,000	33,603	—
100 Fellowship Drive	May 2022	2.99%	(b)	51,426	1	—
Aristocrat	October 2022	4.90%	(b)	31,118	—	—
Two Summerlin	October 2022	4.90%	(b)	33,432	—	—
Strategic Developments Total					33,604	160,847

Other corporate financing arrangements	July 2018	3.00%			14,983	15,948
Senior Notes	October 2021	6.88%			—	750,000
Senior Notes	March 2025	5.38%			1,000,000	—
Unamortized bond issuance costs					(6,898)	(5,779)
Deferred financing costs					(12,946)	(11,934)
Total mortgages, notes, and loans payable					$2,857,945	$2,690,747

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

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applicable and other performance criteria. In certain cases due to property performance not meeting covenants, we may have to paydown a portion of the loan in order to obtain the extension.
(b)	The interest rate presented is based on the one month LIBOR, three month LIBOR or Prime rate, as applicable, which was 1.49%, 1.61% and 4.50%, respectively, at December 31, 2017.
(c)	Based on current performance of The Westin at The Woodlands and The Woodlands Resort and Conference Center, a paydown may be required in order to exercise the extension option.
(d)	LIBOR on the $18.9 million outstanding principal balance is swapped to a 2.96% fixed-rate through maturity resulting an overall fixed rate of 5.21%.
(e)

The forward starting swaps related to this debt became effective on December 31, 2017. LIBOR on the $100.0 million of the outstanding principal balance is swapped to a 2.68% fixed-rate through maturity, LIBOR on another $100.0 million of the outstanding principal balance is swapped to a 2.62% fixed-rate through maturity, and LIBOR on $50.0 million of the outstanding principal balance is swapped to a 2.65% fixed-rate through maturity resulting in an overall rate of 4.69%

(f)	These three notes are part of one master facility, with all three respective properties collateralizing the total $114.5 million indebtedness.
(g)	LIBOR on $40.0 million of the outstanding principal balance is swapped to a 1.66% fixed-rate through maturity resulting in an overall fixed rate of 3.33%.
(h)	LIBOR on $119.4 million of the outstanding principal balance is swapped to a 1.14% fixed-rate through maturity resulting in an overall fixed rate of 3.82%.

The weighted average interest rate on our mortgages, notes and loans payable, excluding interest rate hedges, was 4.61% and 4.71% as of December 31, 2017 and 2016, respectively.

Except for the items listed below, all of the mortgage debt is secured by the individual properties listed in the table above and is non-recourse to HHC:

i.	$1.0 billion of Senior Notes due 2025;
ii.

$274.1 million financing for the Downtown Summerlin development which has an initial maximum recourse of 35% of the outstanding balance, which will reduce to 15.0% upon achievement of a 1.15:1.0 debt service coverage ratio. The recourse further reduces to 10% upon achievement of a 1.25:1.0 debt service coverage ratio, a 90% occupancy level, and average tenant sales of at least $500.00 per net rentable square foot. As of December 31, 2017, 35% of the outstanding loan balance remains recourse to HHC;

iii.	$26.9 million, or 50% of the Outlet Collection at Riverwalk outstanding loan balance is recourse to HHC;
iv.	$15.0 million of Other Corporate Financing Arrangements; and
v.	$18.9 million of the 110 North Wacker mortgage.

Certain of our loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance, or a percentage of the loan balance. As of December 31, 2017, land, buildings and equipment and developments with a net book value basis of $3.4 billion have been pledged as collateral for our mortgages, notes and loans payable.

The following table summarizes the contractual obligations relating to our mortgages, notes and loans payable as of December 31, 2017 based on extended maturity dates:

Mortgages, notes
and loans payable
(In thousands)	principal payments
2018	$78,207
2019	256,338
2020	178,836
2021	467,010
2022	251,086
Thereafter	1,646,312
Total principal payments	2,877,789
Deferred financing costs, net and unamortized underwriting fees	(19,844)
Total mortgages, notes and loans payable	$2,857,945

As of December 31, 2017, we were in compliance with all financial covenants included in the debt agreements governing our indebtedness.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to us as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that we previously paid with respect to such proportionate share of the bond. In the years ended December 31, 2017 and 2016, no new SID bonds were issued and $13.9 million and $7.7 million in obligations were assumed by buyers, respectively.

Operating Assets

On January 19, 2018, we paid off the $18.9 million mortgage loan for 110 North Wacker and settled the related swap asset of $0.3 million.

On December 28, 2017, we closed on a $24.2 million non‑recourse financing for Constellation, a multi-family building located in Summerlin. The loan bears interest at 4.07% and matures on January 1, 2033.

On December 5, 2017, we executed a modification of our $65.5 million Three Hughes Landing facility to extend the maturity 30 days to January 5, 2018. On January 5, 2018, we modified and extended the loan which bears interest at one-month LIBOR plus 2.60% with an initial maturity of December 5, 2018, with two,  one-year extension options.

On September 13, 2017, we modified and extended our $311.8 million Downtown Summerlin facility with a $30.0 million paydown. The modified loan has a maximum facility of $275.9 million and bears interest at one-month LIBOR plus 2.15% with a maturity of September 13, 2020, with one,  one-year extension option.

On August 11, 2017, we closed on a construction loan totaling $11.6 million for Kewalo Harbor, located in Honolulu, Hawai‘i, to be used for improvements benefitting our Ward Village development. The loan bears interest at one-month LIBOR plus 2.75% with a maturity of September 1, 2027. As of December 31, 2017, we had not drawn any proceeds under this loan.

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

On January 17, 2017, we amended and restated our $80.0 million non-recourse mortgage financing for the 10-60 Columbia Corporate Center office buildings with a $94.5 million loan. Contemporaneously with this amendment, we received $14.5

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million to purchase One Mall North, a 97,500 square foot office building in Columbia, Maryland. The loan bears interest at LIBOR plus 1.75% and has an initial maturity date of May 6, 2020, with two,  one-year extension options. On June 27, 2017, we modified our $94.5 million non-recourse mortgage financing with a $114.5 million loan. This amendment added 70 Columbia Corporate Center, a 170,741 square foot office building in Columbia, Maryland, to the collateral pool and allowed us to draw $20.0 million and fully repay the outstanding balance of the existing indebtedness on the 70 Columbia Corporate Center note.

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

On December 8, 2016, we modified the $36.6 million financing to $35.0 million for Hughes Landing Retail. The loan bears fixed interest at 3.50% and has an initial maturity date of December 8, 2036.

On November 25, 2016, we amended and extended our $73.5 million construction loan for One Lakes Edge with a $71.9 million mortgage. Contemporaneously with this amendment, we made a $3.0 million principal reduction payment as required by the loan agreement. The loan bears interest at one-month LIBOR plus 3.50%.  On February 23, 2017, we refinanced the One Lakes Edge construction loan with a 12-year Fannie Mae loan. The new loan amount is $69.4 million with a fixed rate of 4.50%. The loan is interest only for four years then begins amortizing on a 30-year basis.

On October 24, 2016, we modified the $64.4 million construction financing to $56.1 million for Outlet Collection at Riverwalk. The loan bears interest at one-month LIBOR plus 2.75% and has an initial maturity date of October 24, 2017 with one,  one–year extension option. On October 24, 2017, we exercised our one-year extension option on our $54.3 million Outlet Collection at Riverwalk facility which extended the maturity date to October 24, 2018. The initial recourse amount of 50.0% will be reduced to 25.0% upon the achievement of an 11.0% debt yield and a minimum level of tenant sales per square foot for 12 months. As of December 31, 2017, 50% of the outstanding loan balance remains recourse to us.

On October 7, 2016, we closed on a $33.2 million non-recourse construction loan for Two Merriweather, bearing interest at one-month LIBOR plus 2.50% with an initial maturity date of October 7, 2020 and a one-year extension option.

On September 12, 2016, we amended and restated the $238.7 million first mortgage secured by Ward Village. The non-recourse term loan bears interest at one-month LIBOR plus 2.50% with an initial maturity date of September 12, 2021, with two,  one year extension options. $119.4 million of the outstanding principal balance is swapped at a 3.64% fixed-rate through maturity. There was no undrawn availability on this loan as of December 31, 2017.

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

Strategic Developments

On January 25, 2018, we closed on a financing totaling $15.5 million for Lake Woodlands Crossing Retail, a project located in The Woodlands, Texas. The loan bears interest at LIBOR plus 1.80%, matures on January 25, 2023, and has an initial maximum recourse of 50% of the outstanding balance prior to completion of construction, at which point the repayment guarantee will reduce to 15% provided the project is 90% leased.

On October 27, 2017, we repaid the $195.3 million outstanding on our construction loan relating to Waiea and Anaha in conjunction with closing on the sales of units at Anaha.

On October 19, 2017, we closed on a construction loan totaling $64.6 million, of which $31.1 million will be used for development of Aristocrat and $33.5 million will be used for development of Two Summerlin. The loan bears interest at Wall Street Journal Prime plus 0.40% with a maturity of October 19, 2022.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Corporate

On March 16, 2017, we issued $800.0 million in aggregate principal amount of 5.375% senior notes due March 15, 2025 (the “2025 Notes”) and completed a tender offer and consent solicitation for any and all of our $750.0 million existing 6.875% senior notes due October 1, 2021. We recognized a loss on redemption of $46.4 million in conjunction with this transaction. On June 12, 2017, we issued an additional $200.0 million of the 2025 Notes at a premium to par of 2.25%. Interest on the 2025 Notes is paid semi-annually, on March 15th and September 15th of each year, beginning on September 15, 2017. At any time prior to March 15, 2020, we may redeem all or a portion of the 2025 Notes at a redemption price equal to 100% of the principal plus a “make-whole” declining call premium. At any time prior to March 15, 2020, we may also redeem up to 35% of the 2025 Notes at a price of 105.375% with net cash proceeds of certain equity offerings, plus accrued and unpaid interest. The 2025 Notes contain customary terms and covenants and have no financial maintenance covenants.

NOTE 9  INCOME TAXES

On December 22, 2017, President Trump signed into law H.R. 1, known as the “Tax Cuts and Jobs Act” (the “Tax Act”) that significantly changes the United States federal income tax system. The Tax Act includes a number of changes in existing law including a permanent reduction in the federal income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018.

Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates currently in effect. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. As a result of the reduction in the federal income tax rate to 21% and other changes under the Tax Act that impact timing differences, we recorded a one-time transitional tax benefit of $101.7 million in our consolidated statement of operations related to the remeasurement of our net deferred tax liabilities.

This provisional amount of $101.7 million is based on our current understanding of the impact of the Tax Act, which may change in the near future as notices and regulations regarding the Tax Act are issued. We need more time and further guidance to more accurately account for the tax law changes under ASC 740. While we feel confident we have accounted for the other material changes in the tax law correctly, any future notices or regulations further clarifying the law could alter our analysis.

The provision for (benefit from) income taxes for the years ended December 31, 2017, 2016 and 2015 were as follows:

(In thousands)	2017	2016	2015
Current	$(2,338)	$4,752	$2,849
Deferred	(43,463)	113,698	21,152
Total	$(45,801)	$118,450	$24,001

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense is computed by applying the Federal corporate tax rate for the years ended December 31, 2017, 2016 and 2015 and is reconciled to the provision for income taxes as follows:

(In thousands)	2017	2016	2015
Tax at statutory rate on earnings from continuing operations before income taxes	$42,911	$112,264	$52,751
(Decrease) increase in valuation allowance, net	(175)	(1,326)	1,742
State income taxes, net of Federal income tax benefit	1,408	4,004	267
Tax benefit from Tax Act	(101,688)	—	—
Tax expense (benefit) from other change in rates, prior period adjustments and other permanent differences	2,941	(4,591)	(7,361)
Tax benefit on equity compensation	(6,403)	—	—
Non-deductible warrant liability loss (gain)	15,205	8,544	(20,412)
Uncertain tax position benefit excluding interest	—	(407)	(2,483)
Uncertain tax position interest, net of Federal income tax benefit	—	(38)	(503)
Income tax (benefit) expense	$(45,801)	$118,450	$24,001

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our net operating loss carryforwards are currently scheduled to expire in subsequent years through 2037. Some of the net operating loss carryforward amounts are subject to the separate return limitation year rules (“SRLY”). It is possible that in the future we could experience a change in control pursuant to Section 382 that could put limits on the benefit of deferred tax assets. On February 27, 2012, we entered into a Section 382 Rights Agreement, with a three-year term, to protect us from such an event and protect our deferred tax assets. On February 26, 2015, the Board of Directors extended the term of the Section 382 Rights Agreement to March 14, 2018, and our stockholders approved the terms on May 21, 2015. However, on January 2, 2018, the Board of Directors approved, and we entered into, an amendment to the Section 382 Rights Agreement to provide for an amended expiration date of January 2, 2018 and, as a result, the Section 382 Right Agreement was no longer in effect as of such date. Currently, our deferred tax assets are not protected by a Section 382 Rights Plan.

As of December 31, 2017, the amounts and expiration dates of operating loss and tax credit carryforwards for tax purposes are as follows:

		Expiration
(In thousands)	Amount	Date
Net operating loss carryforwards - Federal	$147,059	2024-2037
Net operating loss carryforwards - State	327,221	2018-2037
Capital loss carryforwards	—	n/a
Tax credit carryforwards - Federal AMT	3,699	n/a

As of December 31, 2017 and 2016, we had gross deferred tax assets totaling $172.4 million and $294.5 million, and gross deferred tax liabilities of $316.0 million and $476.8 million, respectively. We have established a valuation allowance in the amount of $17.3 million and $18.6 million as of December 31, 2017 and 2016, respectively, against certain deferred tax assets for which it is more likely than not that such deferred tax assets will not be realized.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2017 and 2016 are summarized as follows:

(In thousands)	2017	2016
Deferred tax assets:
Operating and Strategic Developments properties, primarily differences in basis of assets and liabilities	$92,210	$208,862
Interest deduction carryforwards	29,247	54,759
Operating loss and tax credit carryforwards	50,914	30,866
Total deferred tax assets	172,371	294,487
Valuation allowance	(17,271)	(18,635)
Total net deferred tax assets	$155,100	$275,852
Deferred tax liabilities:
Property associated with MPCs, primarily differences in the tax basis of land assets and treatment of interest and other costs	$(157,181)	$(262,572)
Operating and Strategic Developments properties, primarily differences in basis of assets and liabilities	(60,430)	(40,915)
Deferred income	(98,339)	(173,310)
Total deferred tax liabilities	(315,950)	(476,797)
Total net deferred tax liabilities	$(160,850)	$(200,945)

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

Although we believe our tax returns are correct, the final determination of tax examinations and any related litigation could be different from what was reported on the returns. In our opinion, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2014 through 2016.

We apply the generally accepted accounting principle related to accounting for uncertainty in income taxes, which prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

We recognize and report interest and penalties, if applicable, within our provision for income tax expense. We recognized potential interest expense related to the unrecognized tax benefits of $0.1 million for the year ended December 31, 2015. At December 31, 2017 and 2016, we had no unrecognized tax benefits and therefore recognized no interest expense. At December 31 2015, we had total unrecognized tax benefits of $36.5 million, excluding interest, of which none would impact our effective tax rate. A reconciliation of the change in our unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 is as follows:

(In thousands)	2017	2016	2015
Unrecognized tax benefits, opening balance	$—	$36,524	$184,200
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior periods	—	(36,524)	(147,676)
Unrecognized tax benefits, ending balance	$—	$—	$36,524

The reduction in unrecognized tax benefits of $36.5 million between the period December 31, 2015 and December 31, 2016 was the result of our filing a request with the IRS to change our tax accounting method related to a subsidiary from an impermissible accounting method to a permissible accounting method which we expect to be approved.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periodically we make payments to taxing jurisdictions that reduce our uncertain tax benefits but are not included in the reconciliation above, as the position is not yet settled. We made no such payments in the years ending December 31, 2017, 2016 or 2015. As of December 31, 2017 and 2016, there are no unrecognized tax benefits.

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

As of December 31, 2017 and December 31, 2016, we had outstanding letters of credit totaling $13.8 million and $6.5 million, and surety bonds totaling $88.5 million and $112.4 million, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have, to the extent applicable, been straight‑lined over the term of the lease. Contractual rental expense, including participation rent, was $8.6 million, $8.4 million and $9.1 million for 2017, 2016 and 2015, respectively. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

Our obligations for minimum rentals under non-cancelable operating leases are as follows:

						Subsequent/
(In thousands)	2018	2019	2020	2021	2022	Other	Total
Ground lease and other leasing commitments	$8,769	$8,119	$8,259	$8,097	$7,430	$314,129	$354,803

Seaport District

On June 27, 2013, the City of New York executed the amended and restated ground lease for Seaport District NYC. The restated lease terms provide for annual fixed base rent of $1.2 million starting July 1, 2013 with an expiration of December 30, 2072, including our options to extend. The rent escalates at 3.0% compounded annually. On July 1, 2048 the base rent will be adjusted to the higher of fair market value or the then base rent. In addition to the annual base rent, we are required to make annual payments of $210,000 toward maintenance of the East River esplanade as additional rent through the term of the lease. The additional rent escalates annually at the Consumer Price Index. Simultaneously with the execution of the lease, we executed a completion guaranty for the redevelopment of Pier 17. On January 11, 2017, we executed an amendment of the lease which, pursuant to our lease option, added an additional premise to the lease and modified other related provisions. The 2017 amendment provides for an appraisal update to be performed on completion of construction for the purposes of determining any additional rent.

In the fourth quarter 2012, the historic area of Seaport District NYC suffered damage due to flooding as a result of Superstorm Sandy. Reconstruction efforts are ongoing and the property is only partially operating. We have received $54.8 million in insurance proceeds, and we recognized Other income of $0.7 million, $6.2 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, for the receipt of insurance proceeds related to our claim.

Columbia

In November 2016, the Howard County Council authorized the issuance of up to $90.0 million of TIF bonds for the Downtown Columbia Redevelopment District’s master plan. The Final Limited Offering Memorandum for the first tranche relates to the Merriweather District, and closing on the $48.2 million of Series 2017 A Special Obligation Bonds occurred in October 2017. In the Funding Agreement for the TIF, one of our wholly-owned subsidiaries, The Howard Research and Development Corporation, has agreed to complete certain defined public improvements and to indemnify Howard County, and we have guaranteed these obligations, with a limit of $1.0 million, expiring 36 months after bond issuance.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11  OTHER ASSETS AND LIABILITIES

The following table summarizes the significant components of Prepaid expenses and other assets:

	December 31,
(In thousands)	2017	2016
Condominium receivables (a)	$158,516	$210,219
Condominium deposits	82,605	193,197
Straight-line rent	39,136	31,518
Security and escrow deposits	37,585	61,304
Intangibles	34,802	4,046
Special Improvement District receivable	26,430	61,603
Below-market ground leases	18,647	18,986
In-place leases	10,821	16,015
Above-market tenant leases	1,648	2,457
Equipment, net of accumulated depreciation of $6.9 million and $5.3 million, respectively	16,955	17,556
Prepaid expenses	11,731	11,177
Tenant incentives and other receivables	8,482	8,773
Interest rate swap derivative assets	4,470	—
Federal income tax receivable	2,198	15,763
Other	19,242	13,902
	$473,268	$666,516

(a)	We expect $4.4 million related to Anaha will be collected in 2018, and $151.5 million and $2.7 million relating to Ae`o and Ke Kilohana, respectively, will be collected in 2019.

The $193.2 million net decrease primarily relates to the following decreases: a  $110.6 million decrease in condominium deposits due to net sales activity primarily at Waiea, Ae’o and Ke Kilohana; a decrease of $51.7 million in Condominium receivables due to closings at our Waiea and Anaha projects; a decrease of $35.2 million in Special Improvement District Receivable used to fund development costs incurred at Summerlin due to collections; a decrease of $23.7 million in security and escrow deposits primarily relating to the utilization of escrowed sales proceeds to fund remaining construction costs at Waiea; a $13.6 million decrease in Federal income tax receivables due to two IRS tax refunds; a $5.2 million decrease in In-place leases; and $2.0 million in other decreases related to above and below-market ground leases, Equipment and Tenant incentives related primarily to normally scheduled amortization.

These decreases were offset by the following: an increase of $30.8 million in Intangible Assets due to our acquisition of our partner’s 50.0% interest in the Las Vegas 51s; an increase of $7.6 million in Straight-line rent due to additional Operating Assets placed in service during the year; a $5.3 million increase in Other assets relating a receivable recorded relating to reimbursable costs by the Howard County TIF District; an increase of $4.5 million in Interest rate swap derivative assets; and a $0.6 million increase in prepaid expenses.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses:

	December 31,
(In thousands)	2017	2016
Construction payables	$217,838	$207,917
Condominium deposit liabilities	55,975	117,015
Deferred income	53,337	85,158
Accounts payable and accrued expenses	35,887	33,050
Tenant and other deposits	18,937	28,559
Accrued payroll and other employee liabilities	41,236	36,937
Accrued interest	20,322	16,897
Accrued real estate taxes	22,289	16,726
Straight-line ground rent liability	14,944	13,126
Interest rate swaps	5,961	(149)
Above-market ground leases	293	1,762
Other	34,699	15,012
	$521,718	$572,010

The $50.3 million net decrease in total accounts payable and accrued expenses primarily relates to the following decreases: $61.0 million in Condominium deposit liabilities for the towers under construction at Ward Village as the projects move toward completion; a decrease of $31.8 million in deferred income related to recognition of income from previously deferred land sales at our Summerlin and Bridgeland MPCs; a decrease of $9.6 million in tenant and other deposits primarily related to amortization of a tenant’s prepaid rent; and a decrease of $1.5 million related to our Above-Market Ground Leases.

These decreases were partially offset by the following increases: a $19.7 million increase in Other payables which primarily relates to costs of $13.4 million accrued for our Ward Village master plan common costs; an increase of $9.9 million in construction payables primarily due to continued development activities at both Ward Village and the Merriweather District; a $6.1 million increase in Interest rate swaps liability primarily due to a decrease in fair value of the forward-starting swaps; an increase of $1.8 million in Straight-line ground rent liability due to additional Operating Assets placed in service during the year.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12  INTANGIBLES

The following table summarizes our intangible assets and liabilities:

	As of December 31, 2017			As of December 31, 2016
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Asset	(Amortization)	Carrying	Asset	(Amortization)	Carrying
(In thousands)	(Liability)	/ Accretion	Amount	(Liability)	/ Accretion	Amount

Intangible Assets:
Indefinite lived intangibles	$25,028	$—	$25,028	$—	$—	$—
Goodwill	1,307	—	1,307	1,307	—	1,307
Other intangibles	10,278	(1,812)	8,466	3,038	(299)	2,739

Tenant leases:
In-place value	22,304	(11,483)	10,821	37,567	(21,552)	16,015
Above-market	4,171	(2,523)	1,648	4,879	(2,422)	2,457
Below-market	(6,454)	2,688	(3,766)	(6,618)	2,065	(4,553)

Ground leases:
Above-market	(293)	—	(293)	(1,955)	193	(1,762)
Below-market	23,096	(4,449)	18,647	23,096	(4,110)	18,986

Total indefinite lived intangibles			26,335			1,307
Total amortizing intangibles			35,523			33,882

The tenant in-place, above-market and below-market lease intangible assets and the above-market and below-market ground lease intangible assets resulted from real estate acquisitions. The in‑place value, above-market value of tenant leases and below-market ground lease are included in Prepaid expenses and other assets in our Consolidated Balance Sheets and are amortized over periods that approximate the related lease terms. The above‑market ground lease and below‑market tenant leases are included in Accounts payable and accrued expenses as detailed in Note 11 – Other Assets and Other Liabilities and are amortized over the remaining non‑cancelable terms of the respective leases.

Amortization/accretion of these intangible assets and liabilities decreased our pre-tax income (excluding the impact of noncontrolling interest and the provision for income taxes) by $8.9 million in 2017, $6.3 million in 2016 and $10.5 million in 2015.

Future amortization/accretion is estimated to decrease pre-tax income (excluding the impact of noncontrolling interest and the provision for income taxes) by $5.0 million in 2018, $3.7 million in 2019, $2.3 million in 2020, $1.7 million in 2021 and $22.9 million thereafter.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to interest rate risk related to our variable interest rate debt, and we manage this risk by utilizing interest rate derivatives. To add stability to interest costs by reducing our exposure to interest rate movements, we use interest rate swaps and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for our fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up‑front premium. Our interest rate caps are not currently designated as hedges, and therefore, any gain or loss is recognized in current period earnings. These derivatives are recorded on a gross basis at fair value.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings in Other (loss) income, net. During the year ended December 31, 2017, the ineffective portion is $0.7 million. During the years ended December 31, 2016 and 2015, the ineffective portion recorded in earnings was insignificant.

Assessments of hedge effectiveness are performed quarterly using regression analysis and the measurement of hedge ineffectiveness is based on the hypothetical derivative method. We are exposed to credit risk in the event of non-performance by our derivative counterparties. We evaluate counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, we enter into agreements with counterparties we consider credit-worthy, such as large financial institutions with favorable credit ratings. As of December 31, 2017 and 2016, there were no termination events or events of default related to the interest rate swaps.

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

The following table summarizes details related to our derivative contracts:

				Fixed			Fair Value Asset (Liability)
			Notional	Interest	Effective	Maturity	December 31,	December 31,
(In thousands)		Balance Sheet Location	Amount	Rate	Date	Date	2017	2016
Currently-paying contracts:
Interest Rate Swap	(a)	Accounts payable and accrued expenses	$18,926	2.96%	5/10/2011	10/31/2019	$(286)	$(740)
Interest Rate Swap	(a)	Prepaid expenses and other assets, net	40,000	1.66	5/6/2015	5/1/2020	299	(143)
Interest Rate Swap	(a)	Prepaid expenses and other assets, net	119,359	1.14	10/3/2016	9/12/2021	4,007	3,368
Interest Rate Cap	(b)	Prepaid expenses and other assets, net	75,000	5.00	9/1/2017	8/31/2019	—	—
Interest Rate Cap	(c)	Prepaid expenses and other assets, net	230,000	2.50	12/22/2016	12/23/2019	164	768
Interest Rate Swap	(a) (d)	Accounts payable and accrued expenses	50,000	2.65	12/31/2017	12/31/2027	(1,124)	(610)
Interest Rate Swap	(a) (d)	Accounts payable and accrued expenses	100,000	2.68	12/31/2017	12/31/2027	(2,509)	(1,479)
Interest Rate Swap	(a) (d)	Accounts payable and accrued expenses	100,000	2.62	12/31/2017	12/31/2027	(2,042)	(1,015)
Total fair value derivative assets							$4,470	$4,136
Total fair value derivative liabilities							$(5,961)	$(3,987)

(a)	Denotes derivatives designated as hedging instruments.
(b)

As of December 31, 2016, our $100.0 million interest rate cap with a 5.00% interest rate and an August 31, 2017 maturity date was in place and matured as scheduled. A new interest rate cap was entered into as detailed above and is not currently designated as a hedging instrument. Interest (income) expense included in the consolidated statements of operations for the year ended December 31, 2017 related to this contract is not material.

(c)

Denotes derivative contract that is not designated as a hedging instrument as of December 31, 2017. Interest (income) expense of $(0.6) million is included in the consolidated statements of operations for the year ended December 31, 2017, related to this contract.

(d)	Forward starting swaps were entered into in December 2015 and became effective as of December 31, 2017.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015:

	Amount of Loss Recognized
	in AOCI on Derivative
	(Effective Portion)
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2017	2016	2015
Interest rate swaps	$(726)	$831	$(1,705)

	Amount of Loss Reclassified from
	AOCI into Operations
	(Effective Portion)
	Year Ended December 31,
Location of Loss Reclassified from AOCI into Operations	2017	2016	2015
Interest expense	$(905)	$(1,364)	$(1,745)

NOTE 14  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize changes in Accumulated Other Comprehensive Income (Loss) by component, all of which are presented net of tax:

Balance as of January 1, 2016	$(7,889)
Other comprehensive income (loss) before reclassifications	(261)
Loss reclassified from accumulated other comprehensive loss to net income	1,364
Net current-period other comprehensive income (loss)	1,103
Balance as of December 31, 2016	(6,786)
Other comprehensive income (loss) before reclassifications	(1,084)
Loss reclassified from accumulated other comprehensive loss to net income	905
Net current-period other comprehensive income (loss)	(179)
Balance as of December 31, 2017	$(6,965)

The following table summarizes the amounts reclassified out of AOCI:

		Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) Components	Affected line items in the	For the Year Ended
(In thousands)	Statements of Operations	December 31, 2017	December 31, 2016
Losses on cash flow hedges	Interest expense	$1,443	$2,175
	Provision for income taxes	(538)	(811)
Total reclassifications for the period	Net of tax	$905	$1,364

NOTE 15  STOCK BASED PLANS

On November 9, 2010 (the “Effective Date”), HHC adopted The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan (the “Incentive Plan”). Pursuant to the Incentive Plan,  3,698,050 shares of HHC common stock were reserved for issuance. New shares are issued on exercise of options. The Incentive Plan provides for grants of options, stock appreciation rights, restricted stock, other stock‑based awards and market‑based compensation (collectively, “the Awards”). Directors, employees and consultants of HHC and its subsidiaries and affiliates are eligible for awards. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (“Committee”). Option grant amounts are awarded by the Committee.

Compensation costs for share‑based payment arrangements totaled $8.4 million, $9.4 million and $9.8 million, of which $1.1 million, $2.6 million and $2.5 million were capitalized for 2017, 2016, and 2015, respectively. As of December 31, 2017, there were a maximum of 2,032,473 shares available for future grant under our various stock plans.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following tables summarize stock option activity:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
			(In years)
Stock options outstanding at January 1, 2015	1,046,490	$72.61
Granted	117,000	134.24
Exercised	—	—
Forfeited	(77,450)	103.84
Expired	—	—
Stock options outstanding at December 31, 2015	1,086,040	$77.11

Granted	162,100	$109.42
Exercised	(3,000)	60.33
Forfeited	(68,500)	122.93
Expired	—	—
Stock options outstanding at December 31, 2016	1,176,640	$78.87

Granted	58,000	$119.85
Exercised	(395,482)	58.81
Forfeited	(54,976)	105.17
Expired	(1,000)	57.77
Stock options outstanding at December 31, 2017	783,182	$90.22	5.7	33,454,510

Stock options exercisable at December 31, 2017	306,182	$59.96	3.6	21,833,176

Stock options vested and expected to vest at December 31, 2017	772,990	$59.96	5.7	33,302,071

Information related to stock options outstanding as of December 31, 2017 is summarized below:

				Weighted Average
				Remaining
		Number	Weighted Average	Contractual Term	Number
Range of Exercise Prices		Outstanding	Exercise Price	(In years)	Exercisable
$46.49	$55.82	23,290	$51.39	3.7	23,290
$57.77	$60.33	242,418	58.06	3.3	242,418
$61.64	$69.75	109,550	65.93	4.4	29,550
$81.80	$110.50	94,424	98.13	6.1	9,024
$112.64	$151.72	313,500	124.07	8.0	1,900
		783,182	$90.22	5.7	306,182

The fair value on the grant date and the significant assumptions used in the Black‑Scholes option‑pricing model are as follows:

	As of December 31,
	2017	2016	2015
Grant date fair value	$34.51	$36.55	$44.45
Expected life of options (in years)	8.4	7.4	7.5
Risk-free interest rate	2.2%	1.8%	2.0%
Expected volatility	22.8%	33.1%	26.1%
Expected annual dividend per share	—	—	—

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

The balance of unamortized stock option expense as of December 31, 2017 is $7.9 million, which is expected to be recognized over a weighted‑average period of 3.0 years. Net of amounts capitalized relating to our developments, $1.6 million, $2.9 million and $2.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, of expense associated with stock options are included in General and administrative expense in the accompanying Consolidated Statements of Operations.

Restricted Stock

Restricted stock awards issued under the Incentive Plan provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed as established by the Committee. In addition to the granting of restricted stock to certain members of management, we award restricted stock to our non‑employee directors as part of their annual retainer. The management awards vest over five years, and the restriction on the non‑employee director shares lapse on the date of our annual meeting of shareholders, or June 1st of the award year, whichever is earlier.

Generally, upon termination of employment or directorship, restricted stock units and restricted shares which have not vested are forfeited.

The following table summarizes restricted stock activity:

	Weighted Average
	Grant Date
	Shares	Fair Value

Restricted stock outstanding at January 1, 2015	172,690	$121.81
Granted	81,581	121.81
Vested	(7,546)	147.56
Forfeited	(4,169)	101.33
Restricted stock outstanding at December 31, 2015	242,556	$100.15

Granted	136,198	$67.80
Vested	(37,670)	83.47
Forfeited	(51,972)	90.14
Restricted stock outstanding at December 31, 2016	289,112	$88.88

Granted	177,385	$85.81
Vested	(68,819)	88.58
Forfeited	(43,482)	76.10
Restricted stock outstanding at December 31, 2017	354,196	$88.97

The grant date fair value of the restricted stock is based on the closing sales price of our common stock on the grant date. For restricted stock awards that vest based on shareholder returns, the grant date fair values are calculated using a Monte-Carlo approach which simulates our stock price on the corresponding vesting dates before applying the Black-Scholes model.

Net of amounts capitalized relating to our developments, we recognized compensation expense of $5.7 million, $4.5 million and $4.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, included in General and Administrative expense related to restricted stock awards in the accompanying Consolidated Statements of Operations. The fair value of restricted stock that vested during 2017 was $8.9 million. The balance of unamortized restricted stock expense as of December 31, 2017 was $20.3 million, which is expected to be recognized over a weighted‑average period of 4.2 years.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16  RENTALS UNDER OPERATING LEASES

We receive rental income from the leasing of retail, office, multi-family and other space under operating leases. Such operating leases are with a variety of tenants. The minimum future rentals based on operating leases of our consolidated properties held as of December 31, 2017 are as follows:

Total
Minimum
Year	Rent
(In thousands)
2018	$160,878
2019	173,404
2020	163,048
2021	166,703
2022	165,703
Subsequent	1,027,115
Total	$1,856,851

Minimum future rentals exclude amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses and amortization of above-market and below‑market tenant leases.

Percentage rent in lieu of fixed minimum rent recognized from tenants for the years ended December 31, 2017, 2016 and 2015 was $1.5 million, $2.4 million and $3.5 million, respectively.

Overage rent of approximately $2.8 million, $3.6 million, and $3.6 million for 2017, 2016 and 2015, respectively, are included in Other rental and property revenues in our Consolidated Statements of Operations.

NOTE 17  SEGMENTS

We have three business segments which offer different products and services. Our three segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. In addition, our segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. We do not distinguish or group our combined operations on a geographic basis. Furthermore, all operations are within the United States. Our reportable segments are as follows:

•

Master Planned Communities – includes the development and sale of land, in large‑scale, long‑term community development projects in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland.

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

Effective January 1, 2017, we moved the Seaport District NYC assets under construction and related activities to the Strategic Developments segment from the Operating Assets segment. Seaport District NYC operating properties and related operating results remain presented within the Operating Assets segment. The respective segment earnings and total segment assets presented in our financial statements and elsewhere in this Annual Report have been adjusted in all periods reported to reflect this change.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment operating results for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Master Planned Communities
Land sales	$248,595	$215,318	$187,399
Builder price participation	22,835	21,386	26,846
Minimum rents	(8)	384	797
Other land revenues	28,124	16,192	14,778
Other rental and property revenues	(3)	24	45
Total revenues	299,543	253,304	229,865

Cost of sales – land	121,116	95,727	88,065
Land sales operations	38,777	42,371	44,907
Provision for doubtful accounts	2	—	—
Depreciation and amortization	323	311	640
Other income, net	(3,500)	—	—
Interest income	(4)	(59)	(60)
Interest expense (*)	(24,288)	(21,026)	(18,053)
Equity in (earnings) loss in Real Estate and Other Affiliates	(23,234)	(43,501)	—
Total expenses	109,192	73,823	115,499
MPC segment EBT	190,351	179,481	114,366

Operating Assets
Minimum rents	182,468	172,437	149,064
Tenant recoveries	45,366	44,306	39,415
Hospitality revenues	76,020	62,252	45,374
Other rental and property revenues	23,701	16,170	25,453
Total revenues	327,555	295,165	259,306

Other property operating costs	71,748	60,506	68,078
Rental property real estate taxes	26,523	24,439	21,856
Rental property maintenance costs	12,872	12,033	10,236
Hospitality operating costs	56,362	49,359	34,839
Provision for doubtful accounts	2,710	5,601	3,998
Demolition costs	1,605	194	2,412
Provision for impairment	—	35,734	—
Development-related marketing costs	3,346	947	7,934
Depreciation and amortization	122,421	86,313	89,075
Other income, net	315	(4,601)	(524)
Interest income	(22)	(19)	(37)
Interest expense (*)	61,606	50,446	32,968
Equity in (earnings) loss in Real Estate and Other Affiliates	(3,267)	(2,802)	(1,883)
Total expenses	356,219	318,150	268,952
Operating Assets segment EBT	(28,664)	(22,985)	(9,646)

Strategic Developments
Minimum rents	565	447	899
Tenant recoveries	448	24	127
Condominium rights and unit sales	464,251	485,634	305,284
Other land revenues	42	40	25
Other rental and property revenues	7,716	391	1,582
Total revenues	473,022	486,536	307,917

Condominium rights and unit cost of sales	338,361	319,325	191,606
Other property operating costs	19,981	5,472	4,673
Rental property real estate taxes	2,662	2,408	2,282
Rental property maintenance costs	560	359	476
Provision for (recovery of) doubtful accounts	(2)	63	32
Demolition costs	318	2,018	885
Development-related marketing costs	17,158	21,237	17,532
Depreciation and amortization	1,210	2,744	3,240
Other income, net	(108)	(611)	104
Interest income	(187)	(500)	(202)
Interest expense (*)	(25,280)	(16,937)	(8,453)
Equity in (earnings) loss in Real Estate and Other Affiliates	550	(10,515)	(1,838)
Gains on sales of properties	(51,242)	(140,549)	—
Total expenses	303,981	184,514	210,337
Strategic Developments segment EBT	169,041	302,022	97,580
Total consolidated segment EBT	$330,728	$458,518	$202,300

(*) Negative interest expense amounts are due to interest capitalized in our MPC and Strategic Developments segments related to Operating Assets segment debt and the Senior Notes.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles EBT to GAAP income (loss) before taxes:

Reconciliation of EBT to income before taxes	Year Ended December 31,
(In thousands)	2017	2016	2015
MPC segment EBT	$190,351	$179,481	$114,366
Operating Assets segment EBT	(28,664)	(22,985)	(9,646)
Strategic Developments segment EBT	169,041	302,022	97,580
Total consolidated segment EBT	330,728	458,518	202,300
Corporate and other items:
General and administrative	(89,882)	(86,588)	(81,345)
Corporate interest expense, net	(48,700)	(52,460)	(52,995)
Warrant liability (loss) gain	(43,443)	(24,410)	58,320
Gain on acquisition of joint venture partner's interest	23,332	27,088	—
Gain (loss) on disposal of operating assets	3,868	(1,117)	29,073
Corporate Gains on sales of properties	125	—	—
Equity in earnings in Real Estate and Other Affiliates	(453)	—	—
Loss on redemption of senior notes due 2021	(46,410)	—	—
Corporate other (expense) income, net	(45)	6,241	1,409
Corporate depreciation and amortization	(8,298)	(6,496)	(6,042)
Total Corporate and other items	(209,906)	(137,742)	(51,580)
Income before taxes	$120,822	$320,776	$150,720

The following reconciles segment revenues to GAAP consolidated revenues:

Reconciliation of Segment Basis Revenues to Revenues	Year Ended December 31,
(In thousands)	2017	2016	2015
Master Planned Communities	$299,543	$253,304	$229,865
Operating Assets	327,555	295,165	259,306
Strategic Developments	473,022	486,536	307,917
Total revenues	$1,100,120	$1,035,005	$797,088

The assets by segment and the reconciliation of total segment assets to the total assets in the Consolidated Balance Sheets are summarized as follows:

	December 31,
(In thousands)	2017	2016
Master Planned Communities	$1,999,090	$1,982,639
Operating Assets	2,489,177	2,344,949
Strategic Developments	1,511,612	1,451,460
Total segment assets	5,999,879	5,779,048
Corporate and other	729,185	588,334
Total assets	$6,729,064	$6,367,382

The increase in the Operating Assets segment asset balance as of December 31, 2017 compared to 2016 is primarily due to placing One and Two Merriweather, HHC 242 and HHC 2978 Self-Storage in service as well as the acquisitions of our joint venture partners’ 50% interests in the Las Vegas 51s and Constellation, respectively, partially offset by the transfers of Landmark Mall, a portion of Ward Village Retail and our investment in 33 Peck Slip to Strategic Developments in 2017.

The increase in the Strategic Developments segment asset balance as of December 31, 2017 compared to December 31, 2016 relates to transfers of Landmark Mall and 33 Peck Slip into the segment along with increased development expenditures primarily in the Seaport District and at our Ward condominium projects under construction. Ongoing predevelopment activities at various other projects also contributed to the increase, partially offset by the partial sale of The Elk Grove Collection and placing various assets in service.

The increase in the Corporate and other asset balance as of December 31, 2017 compared to December 31, 2016 is primarily due to net proceeds received from the issuance of the 2025 Notes in March 2017.

THE HOWARD HUGHES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2017
	First	Second	Third	Fourth
(In thousands, except share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenues	$231,762	$308,639	$258,736	$300,983
Operating income	77,554	54,133	24,372	62,443
Net income	5,659	3,120	10,516	147,328
Net income attributable to common stockholders	5,659	3,120	10,504	149,121
Earnings per share:
Basic	0.14	0.08	0.25	3.48
Diluted (a)	0.13	0.07	0.24	3.46
Weighted average shares outstanding:
Basic	39,799	40,373	42,845	42,860
Diluted	42,757	43,051	43,267	43,120

	2016
	First	Second	Third	Fourth
(In thousands, except share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenues	$240,680	$273,514	$242,265	$278,546
Operating income	192,970	73,636	784	59,372
Net income	143,765	6,970	7,996	43,595
Net income attributable to common stockholders	143,765	6,970	7,973	43,595
Earnings per share:
Basic	3.64	0.18	0.20	1.10
Diluted (a)	2.69	0.16	0.19	1.02
Weighted average shares outstanding:
Basic	39,473	39,492	39,502	39,502
Diluted	42,400	42,664	42,760	42,753

a)

Diluted earnings per share includes the impact of warrants, in the money options and restricted stock. Net income used in the calculation of EPS was also adjusted for the warrant gain during the period, where applicable.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

			Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
				Buildings		Buildings		Buildings				Date
				and		and		and		Accumulated	Date of	Acquired /
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land (e)	Improvements (e)(f)	Land	Improvements (f)	Total	Depreciation (g)	Construction	Completed
Bridgeland
Bridgeland	Cypress, TX	$65,000	$260,223	$—	$198,685	$1,960	$458,908	$1,960	$460,868	$(801)		2004
Lakeland Village Center at Bridgeland	Cypress, TX	11,470	2,404	11,135	—	3,038	2,404	14,173	16,577	(335)		2016
Columbia
American City Building	Columbia, MD	—	—	13,534	—	—	—	13,534	13,534	—		2016
Aristocrat	Columbia, MD	—	—	15,313	—	—	—	15,313	15,313	—	2017
10 - 70 Columbia Corporate Center	Columbia, MD	100,000	24,685	94,824	—	18,680	24,685	113,504	138,189	(12,067)		2012/2014
Columbia Office Properties	Columbia, MD	—	1,175	14,913	—	268	1,175	15,181	16,356	(4,527)		1969/1972
Columbia Regional Building	Columbia, MD	25,000	—	28,865	—	2,223	—	31,088	31,088	(3,213)		2014
Lakefront	Columbia, MD	—	—	1,964	—	—	—	1,964	1,964	—		2004
Maryland Communities	Columbia, MD	—	457,552	—	(440,924)	197	16,628	197	16,825	(150)		2004
Merriweather District Predevelopment	Columbia, MD	—	—	—	—	76,808	—	76,808	76,808	—		2015
One Mall North	Columbia, MD	14,463	7,822	10,818	—	—	7,822	10,818	18,640	(335)		2016
One Merriweather	Columbia, MD	42,332	1,433	58,936	—	8,065	1,433	67,001	68,434	(1,396)		2017
Ridgely Building	Columbia, MD	—	400	58,937	—	(58,937)	400	—	400	—	2017
Two Merriweather	Columbia, MD	19,429	1,019	4,931	—	25,691	1,019	30,622	31,641	(127)		2017
Seaport District
Seaport Predevelopment	New York, NY	—	—	7,641	—	581	—	8,222	8,222	—	2013
85 South Street	New York, NY	—	15,913	8,137	—	949	15,913	9,086	24,999	(1,985)		2014
Seaport District NYC - Tin Building	New York, NY	—	—	8,290	—	5,022	—	13,312	13,312	—		2015
Seaport District NYC - Pier 17	New York, NY	—	—	—	—	344,168	—	344,168	344,168	—	2017
Seaport District NYC Historic District / Uplands	New York, NY	—	—	7,884	—	105,078	—	112,962	112,962	(7,252)	2013	2016
Summerlin
Constellation	Las Vegas, NV	24,200	3,069	39,759	—	—	3,069	39,759	42,828	—		2016
Downtown Summerlin (h)	Las Vegas, NV	276,900	30,855	364,100	—	25,484	30,855	389,584	420,439	(42,046)		2014
Downtown Summerlin Apartments	Las Vegas, NV	—	—	—	—	12,661	—	12,661	12,661	—	2017
Hockey Ground Lease	Las Vegas, NV	—	—	—	4,710	2,156	4,710	2,156	6,866	(33)	2017
Las Vegas 51s	Las Vegas, NV	—	—	179	—	—	—	179	179	(40)		2017
Las Vegas Ballpark	Las Vegas, NV	—	—	—	—	7,651	—	7,651	7,651	—	2017
Summerlin	Las Vegas, NV	24,764	990,179	—	(137,946)	1,186	852,233	1,186	853,419	(660)		2004
Two Summerlin	Las Vegas, NV	—	—	18,676	—	—	—	18,676	18,676	—	2017
The Woodlands
Creekside Park Apartments	The Woodlands, TX	—	—	—	—	20,030	—	20,030	20,030	—	2017
Creekside Village Green	The Woodlands, TX	—	—	—	1,323	16,263	1,323	16,263	17,586	(1,590)		2015
Embassy Suites at Hughes Landing	The Woodlands, TX	31,245	—	6,752	1,818	36,117	1,818	42,869	44,687	(3,029)		2015
100 Fellowship Drive	The Woodlands, TX	1	—	—	—	21,691	—	21,691	21,691	—	2017
HHC 242 Self-Storage	The Woodlands, TX	6,243	878	6,802	—	1,090	878	7,892	8,770	(208)		2017
HHC 2978 Self-Storage	The Woodlands, TX	5,634	124	5,498	—	2,015	124	7,513	7,637	(160)		2017
One Hughes Landing	The Woodlands, TX	52,000	1,678	34,761	—	—	1,678	34,761	36,439	(6,287)		2013
Two Hughes Landing	The Woodlands, TX	48,000	1,269	34,950	—	—	1,269	34,950	36,219	(5,693)		2014
Three Hughes Landing	The Woodlands, TX	45,058	2,626	46,372	—	21,638	2,626	68,010	70,636	(1,814)		2016
1725 Hughes Landing Boulevard	The Woodlands, TX	58,815	1,351	36,764	—	30,252	1,351	67,016	68,367	(6,510)		2015
1735 Hughes Landing Boulevard	The Woodlands, TX	58,602	3,709	97,651	—	—	3,709	97,651	101,360	(9,292)		2015
Hughes Landing Retail	The Woodlands, TX	35,000	5,184	—	—	32,987	5,184	32,987	38,171	(3,145)		2015
1701 Lake Robbins	The Woodlands, TX	—	1,663	3,725	—	10	1,663	3,735	5,398	(320)		2014
Lake Woodlands Crossing Retail	The Woodlands, TX	—	—	6,525	—	—	—	6,525	6,525	—	2017
2201 Lake Woodlands Drive	The Woodlands, TX	—	3,755	—	—	47	3,755	47	3,802	(5)		1994
One Lakes Edge	The Woodlands, TX	69,440	1,057	81,768	—	—	1,057	81,768	82,825	(5,784)		2015
Millennium Six Pines Apartments	The Woodlands, TX	42,500	4,000	54,624	7,225	—	11,225	54,624	65,849	(2,819)		2014
Millennium Waterway Apartments	The Woodlands, TX	55,095	15,917	56,002	—	1,394	15,917	57,396	73,313	(12,898)		2010
9303 New Trails	The Woodlands, TX	12,003	1,929	11,915	—	601	1,929	12,516	14,445	(2,182)		2008
3831 Technology Forest Drive	The Woodlands, TX	21,954	514	14,194	—	1,703	514	15,897	16,411	(2,435)		2014
The Westin at the Woodlands	The Woodlands, TX	57,946	22,473	—	(20,520)	88,892	1,953	88,892	90,845	(5,229)		2016
The Woodlands	The Woodlands, TX	150,000	269,411	9,814	(63,362)	6,793	206,049	16,607	222,656	(3,098)		2011
The Woodlands Parking Garages	The Woodlands, TX	—	5,857	—	1,529	11,837	7,386	11,837	19,223	(1,126)		2008/2009
The Woodlands Resort & Conference Center	The Woodlands, TX	65,500	13,258	37,983	—	76,801	13,258	114,784	128,042	(15,795)		2014
20/25 Waterway Avenue	The Woodlands, TX	13,646	2,346	8,871	—	775	2,346	9,646	11,992	(2,122)		20072009
Waterway Garage Retail	The Woodlands, TX	—	1,341	4,255	—	1,411	1,341	5,666	7,007	(1,169)		2011
3 Waterway Square	The Woodlands, TX	50,327	748	—	—	42,329	748	42,329	43,077	(9,387)		2013
4 Waterway Square	The Woodlands, TX	35,151	1,430	51,553	—	4,288	1,430	55,841	57,271	(10,551)		2010

			Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
				Buildings		Buildings		Buildings				Date
				and		and		and		Accumulated	Date of	Acquired /
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land (e)	Improvements (e)(f)	Land	Improvements (f)	Total	Depreciation (g)	Construction	Completed
2000 Woodlands Parkway	The Woodlands, TX	—	—	—	—	135	—	135	135	—		1997
1400 Woodloch Forest	The Woodlands, TX	—	—	—	1,570	14,341	1,570	14,341	15,911	(4,102)		1981
The Woodlands Hills
The Woodlands Hills	Conroe, TX	—	99,284	—	9,176	—	108,460	—	108,460	—		2014
Ward Village
Ae`o	Honolulu, HI	33,603	9,795	85,046	(9,795)	51,818	—	136,864	136,864	—	2016
Anaha	Honolulu, HI	—	5,546	47,450	(5,546)	(8,609)	—	38,841	38,841	(2)	2014	2017
Ke Kilohana	Honolulu, HI	—	2,615	17,784	(2,615)	57,233	—	75,017	75,017	—	2016
Kewalo Harbor	Honolulu, HI	—	—		—	7,535	—	7,535	7,535	(1)	2017
Waiea	Honolulu, HI	—	—	20,812	—	39,294	—	60,106	60,106	(3)	2014	2017
Ward Predevelopment	Honolulu, HI	—	—	24,069	—	72,172	—	96,241	96,241	(59)	2013	2015
Ward Village	Honolulu, HI	238,718	164,007	89,321	(77,860)	186,930	86,147	276,251	362,398	(61,380)		2002
Other
AllenTowne	Dallas, TX	—	25,575	—	(25,575)	25,886	—	25,886	25,886	—		2006
Bridges at Mint Hill	Charlotte, NC	—	—	—	—	21,874	—	21,874	21,874	—		2007
Circle T Ranch and Power Center	Dallas/Fort Worth, TX	—	—	—	—	229	—	229	229	—		2005
Cottonwood Mall	Salt Lake City, UT	—	7,613	42,987	(7,613)	(21,440)	—	21,547	21,547	—		2002
Landmark Mall	Alexandria, VA	—	28,396	67,235	(28,396)	(12,652)	—	54,583	54,583	(10)		2004
Outlet Collection at Riverwalk	New Orleans, LA	53,841	—	94,513	—	1,161	—	95,674	95,674	(16,175)		2014
The Elk Grove Collection	Elk Grove, CA	—	—	—	—	10,396	—	10,396	10,396	(5)		2003
110 North Wacker	Chicago, IL	18,926	—	29,035	12,249	17,983	12,249	47,018	59,267	(34,165)		1957
West Windsor	Princeton, NJ	—	—	—	—	26,158	—	26,158	26,158	(100)		2004
Total excluding Corporate, Deferred financing costs and Unamortized bond issuance costs		1,862,806	2,502,078	1,897,867	(581,867)	1,492,337	1,920,211	3,390,204	5,310,415	(303,617)
Corporate	Various	1,014,983	885	1,027	(885)	43,967	—	44,994	44,994	(18,265)
Unamortized bond issuance costs	N/A	(6,898)	—	—	—	—	—	—	—	—
Deferred financing costs	N/A	(12,946)	—	—	—	—	—	—	—	—
	Total	$2,857,945	$2,502,963	$1,898,894	$(582,752)	$1,536,304	$1,920,211	$3,435,198	$5,355,409	$(321,882)

(a)	See description of Encumbrances in Note 8 – Mortgages, Notes and Loans Payable of the Consolidated Financial Statements.
(b)	Initial cost for projects undergoing development or redevelopment is cost at end of first complete calendar year subsequent to opening.
(c)

For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write‑downs. For MPCs, costs capitalized subsequent to acquisitions are net of the cost of land sales.

(d)	The aggregate cost of land, building and improvements for federal income tax purposes is approximately $4.6 billion.
(e)	Reductions in Land reflect transfers to Buildings and Improvements for projects which we are internally developing.
(f)	Includes all amounts related to Developments.
(g)	Depreciation is computed based upon the useful lives below.
(h)	Downtown Summerlin includes ONE Summerlin office property, which was placed in service in 2015.

Asset Type	Years	Location of Asset
Buildings and improvements	10 - 45	Buildings and Equipment
Equipment and fixtures	5 - 10	Buildings and Equipment
Computer hardware and software, and vehicles	3 - 5	Prepaid expenses and other assets, net
Tenant improvements	Lesser of lease term or useful life	Prepaid expenses and other assets, net
Leasing costs	Related lease term	Prepaid expenses and other assets, net

Reconciliation of Real Estate
(In thousands)	2017	2016	2015
Balance at beginning of year	$4,979,840	$4,774,632	$4,116,556
Change in land	93,833	122,446	95,095
Additions	790,183	830,896	834,346
Impairments	—	(35,734)	—
Dispositions and write-offs and land and condominium costs of sales	(508,447)	(712,400)	(271,365)
Balance at end of year	$5,355,409	$4,979,840	$4,774,632

Reconciliation of Accumulated Depreciation
(In thousands)	2017	2016	2015
Balance at beginning of year	$245,814	$232,969	$157,182
Depreciation Expense	116,401	81,878	82,275
Dispositions and write-offs	(40,333)	(69,033)	(6,488)
Balance at end of year	$321,882	$245,814	$232,969