Form 10-Q
period 2018-03-31
Howard Hughes Corp
filed 2018-05-01
CIK 1498828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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
☐ Yes    ☒ No

The number of shares of common stock, $0.01 par value, outstanding as of April 25, 2018 was 43,019,093.

THE HOWARD HUGHES CORPORATION

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(In thousands, except share amounts)	March 31, 2018	December 31, 2017
Assets:
Investment in real estate:
Master Planned Community assets	$1,633,492	$1,642,278
Buildings and equipment	2,365,773	2,238,617
Less: accumulated depreciation	(325,026)	(321,882)
Land	273,444	277,932
Developments	1,412,153	1,196,582
Net property and equipment	5,359,836	5,033,527
Investment in Real Estate and Other Affiliates	85,911	76,593
Net investment in real estate	5,445,747	5,110,120
Cash and cash equivalents	632,838	861,059
Restricted cash	132,105	103,241
Accounts receivable, net	14,384	13,041
Municipal Utility District receivables, net	203,436	184,811
Notes receivable, net	8,310	5,864
Deferred expenses, net	90,839	80,901
Prepaid expenses and other assets, net	210,327	370,027
Total assets	$6,737,986	$6,729,064

Liabilities:
Mortgages, notes and loans payable, net	$2,895,771	$2,857,945
Deferred tax liabilities	143,581	160,850
Accounts payable and accrued expenses	619,271	521,718
Total liabilities	3,658,623	3,540,513

Commitments and Contingencies (see Note 10)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 43,491,595 shares issued and 42,986,302 outstanding as of March 31, 2018 and 43,300,253 shares issued and 43,270,880 outstanding as of December 31, 2017	436	433
Additional paid-in capital	3,310,421	3,302,502
Accumulated deficit	(175,879)	(109,508)
Accumulated other comprehensive loss	(797)	(6,965)
Treasury stock, at cost, 505,293 and 29,373 shares as of March 31, 2018 and December 31, 2017, respectively	(60,743)	(3,476)
Total Stockholders' equity	3,073,438	3,182,986
Noncontrolling interests	5,925	5,565
Total equity	3,079,363	3,188,551
Total liabilities and equity	$6,737,986	$6,729,064

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
Revenues:
Condominium rights and unit sales	$10,837	$80,145
Master Planned Community land sales	46,565	53,481
Minimum rents	49,395	46,326
Tenant recoveries	12,760	11,399
Hospitality revenues	23,061	19,711
Builder price participation	5,081	4,661
Other land revenues	4,131	10,582
Other rental and property revenues	9,849	5,457
Total revenues	161,679	231,762

Expenses:
Condominium rights and unit cost of sales	6,729	60,483
Master Planned Community cost of sales	26,043	25,869
Master Planned Community operations	10,325	9,394
Other property operating costs	23,175	18,508
Rental property real estate taxes	8,127	7,537
Rental property maintenance costs	3,197	3,028
Hospitality operating costs	15,567	13,845
Provision for doubtful accounts	776	535
Demolition costs	6,671	65
Development-related marketing costs	6,078	4,205
General and administrative	24,264	18,117
Depreciation and amortization	28,188	25,524
Total expenses	159,140	187,110

Operating income before other items	2,539	44,652

Other:
Gains on sales of properties	—	32,215
Other income, net	—	687
Total other	—	32,902

Operating income	2,539	77,554

Interest income	2,076	622
Interest expense	(16,609)	(17,858)
Loss on redemption of senior notes due 2021	—	(46,410)
Warrant liability loss	—	(12,562)
Gain on acquisition of joint venture partner's interest	—	5,490
Equity in earnings from Real Estate and Other Affiliates	14,386	8,520
Income before taxes	2,392	15,356
Provision for income taxes	558	9,697
Net income	1,834	5,659
Net income attributable to noncontrolling interests	(360)	—
Net income attributable to common stockholders	$1,474	$5,659

Basic income per share:	$0.03	$0.14

Diluted income per share:	$0.03	$0.13
See Notes to Condensed Consolidated Financial Statements.

 THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended March 31,
(In thousands)	2018	2017
Net income	$1,834	$5,659
Other comprehensive income:
Interest rate swaps (a)	8,045	433
Capitalized swap interest income (expense) (b)	10	(75)
Adoption of ASU 2018-02 (c)	(1,148)	—
Adoption of ASU 2017-12 (d)	(739)	—
Other comprehensive income	6,168	358
Comprehensive income	8,002	6,017
Comprehensive income attributable to noncontrolling interests	(360)	—
Comprehensive income attributable to common stockholders	$7,642	$6,017

(a)	Amounts are shown net of deferred tax expense of $2.1 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

(b)	The deferred tax impact was immaterial for the three months ended March 31, 2018. Amount is net of deferred tax benefit of $0.1 million for the three months ended March 31, 2017.

(c)
The Company adopted Accounting Standards Update ("ASU") 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, as of January 1, 2018. See Note 2 - Accounting Policies and Pronouncements for further discussion.

(d)
The Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as of January 1, 2018. See Note 2 - Accounting Policies and Pronouncements for further discussion.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity	Interests	Equity
Balance December 31, 2016	39,802,064	$398	$2,853,269	$(277,912)	$(6,786)	(12,061)	$(1,231)	$2,567,738	$3,772	$2,571,510
Net income	—	—	—	5,659	—	—	—	5,659	—	5,659
Interest rate swaps, net of tax of $254	—	—	—	—	433	—	—	433	—	433
Capitalized swap interest, net of tax of $41	—	—	—	—	(75)	—	—	(75)	—	(75)
Stock plan activity	249,378	3	8,841	—	—	—	—	8,844	—	8,844
Exercise of Warrants	272,598	3	30,932	—	—	—	—	30,935	—	30,935
Balance, March 31, 2017	40,324,040	404	2,893,042	(272,253)	(6,428)	(12,061)	(1,231)	2,613,534	3,772	2,617,306

Balance December 31, 2017	43,300,253	433	3,302,502	(109,508)	(6,965)	(29,373)	(3,476)	3,182,986	5,565	3,188,551
Net income	—	—	—	1,474	—	—	—	1,474	360	1,834
Preferred dividend payment on behalf of subsidiary	—	—	—	—	—	—	—	—	—	—
Interest rate swaps, net of tax of $2,126	—	—	—	—	8,045	—	—	8,045	—	8,045
Capitalized swap interest, net of tax of $3	—	—	—	—	10	—	—	10	—	10
Adoption of ASU 2014-09	—	—	—	(69,732)	—	—	—	(69,732)	—	(69,732)
Adoption of ASU 2017-12	—	—	—	739	(739)	—	—	—	—	—
Adoption of ASU 2018-02	—	—	—	1,148	(1,148)	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	(475,920)	(57,267)	(57,267)	—	(57,267)
Stock plan activity	191,342	3	7,919	—	—	—	—	7,922	—	7,922
Balance, March 31, 2018	43,491,595	$436	$3,310,421	$(175,879)	$(797)	(505,293)	$(60,743)	$3,073,438	$5,925	$3,079,363

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash Flows from Operating Activities:
Net income	$1,834	$5,659
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	24,850	21,540
Amortization	3,002	3,984
Amortization of deferred financing costs	1,469	1,638
Amortization of intangibles other than in-place leases	336	(483)
Straight-line rent amortization	(3,052)	(1,291)
Deferred income taxes	248	8,888
Restricted stock and stock option amortization	2,684	1,906
Gains on sales of properties	—	(32,215)
Gain on acquisition of joint venture partner's interest	—	(5,490)
Warrant liability loss	—	12,562
Loss on redemption of senior notes due 2021	—	46,410
Equity in earnings from Real Estate and Other Affiliates, net of distributions	(9,532)	(4,281)
Provision for doubtful accounts	776	535
Master Planned Community land acquisitions	(506)	(1,415)
Master Planned Community development expenditures	(42,092)	(43,623)
Master Planned Community cost of sales	23,189	23,327
Condominium development expenditures	(78,964)	(86,279)
Condominium rights and unit cost of sales	6,729	60,483
Percentage of completion revenue recognition from sale of condominium rights and unit sales	—	(80,145)
Net changes:
Accounts and notes receivable	(6,100)	3,178
Prepaid expenses and other assets	1,590	16,509
Change in restricted cash operating accounts	—	—
Condominium deposits received	40,762	11,847
Deferred expenses	(3,759)	(1,682)
Accounts payable and accrued expenses	(49,885)	(59,109)
Other, net	—	128
Cash used in operating activities	(86,421)	(97,419)

Cash Flows from Investing Activities:
Property and equipment expenditures	(1,295)	(2,559)
Operating property improvements	(17,600)	(4,722)
Property developments and redevelopments	(90,682)	(111,674)
Acquisition of partner's interest in Las Vegas 51s	—	(15,404)
Proceeds for reimbursement of development costs	—	10,597
Proceeds from sales of properties	—	36,000
Proceeds from Tax Increment Financings	11,731	—
Distributions from Real Estate and Other Affiliates	748	—
Note issued to Real Estate and Other Affiliates	(2,783)	—
Proceeds from repayment of note to Real Estate Affiliate	—	(724)
Maturity of long term investment	—	3,455
Cash used in investing activities	(99,881)	(85,031)

Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	62,967	944,663
Principal payments on mortgages, notes and loans payable	(24,059)	(881,476)
Premium paid to redeem 2021 senior notes	—	(39,966)
Purchase of treasury stock	(57,267)	—
Special Improvement District bond funds released from escrow	230	581
Deferred financing costs and bond issuance costs, net	(163)	(9,215)
Taxes paid on stock options exercised and restricted stock vested	(1,713)	(4,589)
Stock options exercised	6,950	11,271
Cash (used in) provided by financing activities	(13,055)	21,269

Net change in cash, cash equivalents and restricted cash	(199,357)	(161,181)
Cash, cash equivalents and restricted cash at beginning of period	964,300	915,139
Cash, cash equivalents and restricted cash at end of period	$764,943	$753,958

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(In thousands)	2018	2017
Supplemental Disclosure of Cash Flow Information:
Interest paid	$45,652	$42,997
Interest capitalized	17,500	16,305
Income taxes paid	—	429

Non-Cash Transactions:
Special Improvement District bond transfers associated with land sales	2,854	2,542
Accrued interest on construction loan borrowing	252	1,011
Capitalized stock compensation	533	531
Acquisition of Las Vegas 51s
Furniture and fixtures	—	87
Developments	—	65
Accounts receivable	—	633
Other assets	—	33,313
Other liabilities	—	(2,294)

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”), filed on February 26, 2018 with the SEC. Approximately $103.2 million in restricted cash was reclassified from Prepaid expenses and other assets, net at December 31, 2017 to conform to the 2018 presentation. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and equity for the interim periods have been included. The results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 and future fiscal years.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements up to the date and time this Quarterly Report on Form 10-Q was filed.

Impact of new accounting standard related to Revenue
In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. HHC adopted Topic 606 and all its related amendments (the “New Revenue Standard”) as of January 1, 2018 (the “Adoption Date”) using the modified retrospective transition method. Accordingly, prior period amounts presented have not been adjusted.
HHC recorded a cumulative effect adjustment of $69.7 million, net of taxes of $19.6 million, to increase Accumulated deficit as of the Adoption Date due to the impact of adopting Topic 606. As discussed in the Company's Annual Report, condominium rights and unit sales revenues were previously required to be recognized under the percentage of completion method. Under the new guidance, revenue and cost of sales for condominium units sold are not recognized until the construction is complete, the sale closes and the title to the property has transferred to the buyer (point in time). Additionally, certain real estate selling costs, such as the costs related to the Company's condominium model units, are either expensed immediately or capitalized as property and equipment and depreciated over their estimated useful life. The cumulative effect adjustments as of the Adoption Date consists of:

•	A decrease in Condominium receivables of $154.2 million,

•	An increase in Buildings and equipment, net, of $3.4 million,

•	An increase to Developments of $150.8 million,

•	An increase to Prepaid expenses and other assets of $5.6 million,

•	An increase to Accounts payable and accrued expenses of $95.0 million,

•	A decrease to Deferred tax liabilities of $19.6 million, and

•	An increase in Accumulated deficit of $69.7 million, net of taxes of $19.6 million.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

For the three months ended March 31, 2018, the following financial statement line items are affected as a result of HHC's adoption of the New Revenue Standard:

	Three Months Ended March 31, 2018
Condensed Consolidated Balance Sheet	Recognition Under Previous Guidance	Impact of Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Buildings and equipment, net	$2,038,288	$2,459	$2,040,747
Developments	1,171,469	240,684	1,412,153
Deferred expenses, net	84,001	6,838	90,839
Prepaid expenses and other assets, net	487,731	(277,404)	210,327
Deferred tax liabilities	174,340	(30,759)	143,581
Accounts payable and accrued expenses	511,323	107,948	619,271
Accumulated deficit	(71,266)	(104,613)	(175,879)

Condensed Consolidated Statement of Operations
Condominium rights and unit sales	153,702	(142,865)	10,837
Condominium rights and unit cost of sales	104,587	(97,858)	6,729
Depreciation and amortization	27,199	989	28,188
Operating income before other items	48,536	(45,997)	2,539
Provision for income taxes	11,674	(11,116)	558
Net income	36,714	(34,880)	1,834
Net income attributable to common stockholders	36,354	(34,880)	1,474

Condensed Consolidated Statement of Comprehensive Income
Net income	36,714	(34,880)	1,834
Comprehensive income	42,882	(34,880)	8,002
Comprehensive income attributable to common stockholders	42,522	(34,880)	7,642

Condensed Consolidated Statement of Cash Flows
Net income	36,714	(34,880)	1,834
Depreciation and amortization	27,199	989	28,188
Deferred income taxes	11,364	(11,116)	248
Condominium rights and unit cost of sales	104,587	(97,858)	6,729
Percentage of completion revenue recognition from sale of condominium rights and unit sales	(142,865)	142,865	—

See Note 2 - Accounting Policies and Pronouncements for further discussion of accounting policies impacted by the Company's adoption of the New Revenue Standard and disclosures required by the New Revenue Standard.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 2 ACCOUNTING POLICIES AND PRONOUNCEMENTS

The following is a summary of recently issued and other notable accounting pronouncements which relate to HHC's business.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2018. The amendments must be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Early adoption is permitted. The Company adopted ASU 2018-02 as of January 1, 2018, and an election was made to reclassify $1.1 million from accumulated other comprehensive income to retained earnings.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to enable entities to better portray the economic results of their risk management activities in their financial statements. The ASU expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk and eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The ASU also eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same Consolidated Statements of Operations line as the hedged item. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2018. The new standard must be adopted using a modified retrospective approach with early adoption permitted. The Company adopted ASU 2017-12 as of January 1, 2018 and, as a result, $0.7 million of ineffectiveness recognized prior to 2018 for its swaps was reclassified to Accumulated deficit from Accumulated other comprehensive income.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation. Stakeholders observed that the definition of the term “modification” is broad and that its interpretation results in diversity in practice. The ASU states that when an entity concludes that a change is not substantive, then modification accounting does not apply. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. The new standard must be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company adopted ASU 2017-09 as of January 1, 2018 and, as a result, will apply this guidance to any modifications made to either the stock option or restricted stock award plans.
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The standard defines an “in-substance non-financial asset” as a financial asset promised to a counterparty in a contract if substantially all the fair value of the assets is concentrated in nonfinancial assets. The ASU also provides guidance for accounting for partial sales of non-financial assets such as real estate. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. The new standard must be adopted retrospectively with early adoption permitted. The Company adopted ASU 2017-05 as of January 1, 2018, and it did not have a material effect on the Company’s financial position or results of operations as the Company has no partial sales in the current period.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This standard is intended to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognizing the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The new standard must be adopted prospectively with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. As required, the Company adopted ASU 2016-18 retrospectively as of January 1, 2018, resulting in presentation of an additional

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

$39.7 million in cash used in operating activities and $2.5 million in cash provided for investing activities for the three months ended March 31, 2017, related to an additional $37.2 million of changes in restricted cash on the consolidated statements of cash flows in the respective period. The nature of these restrictions relates primarily to escrowed condominium deposits and other amounts related to taxes, insurance, legally restricted security deposits and leasing costs held in escrow.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The standard addresses how certain cash receipts and payments are presented and classified in the statement of cash flows, including debt extinguishment costs, distributions from equity method investees and contingent consideration payments made after a business combination. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this standard retrospectively, as of January 1, 2018. ASU 2016-15 had no impact on the Company's presentation of operating, investing and financing activities related to certain cash receipts and payments on its consolidated statements of cash flows for the three months ended March 31, 2017.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effective date of the standard is for fiscal years, and for interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the adoption of ASU 2016-13 on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 is codified in Accounting Standards Codification (“ASC”) 842. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application. The Company is currently evaluating the impact of adopting ASU 2016-02 on the consolidated financial statements. The Company anticipates a material increase to assets and liabilities as it will be required to capitalize its ground leases, office leases and certain office equipment leases where the Company is the lessee.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which will require entities to recognize changes in equity investments with readily determinable fair values in net income. For equity investments without readily determinable fair values, the ASU permits the application of a measurement alternative using the cost of the investment, less any impairments, plus or minus changes resulting from observable price changes for an identical or similar investment of the same issuer. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017, and it must be adopted via a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted the guidance as of January 1, 2018. As none of the Company's equity investments have readily determinable fair values, the adoption of this ASU does not have an impact on its consolidated financial statements.
The New Revenue Standard and related policy updates
As discussed in Note 1 - Basis of Presentation and Organization, as of the Adoption Date of the New Revenue Standard, revenues from contracts with customers (excluding lease-related revenues) are recognized when control of the promised goods or services is transferred to HHC's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The following table presents HHC revenues disaggregated by revenue source:

Three Months Ended
(In thousands)	March 31, 2018
Revenues
From contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$10,837
Master Planned Community land sales	46,565
Hospitality revenues	23,061
Builder price participation	5,081
Total revenue from contracts with customers	85,544

Recognized at a point in time and/or over time:
Other land revenues	4,131
Other rental and property revenues	9,849
Total other income	13,980

Rental and other income (lease-related revenues)
Minimum rents	49,395
Tenant recoveries	12,760
Total rental income	62,155

Total revenues	$161,679

Revenues by segment
Master Planned Community Revenue	$55,765
Operating Segment Revenue	91,258
Strategic Developments Revenue	14,656

Total revenues	$161,679

Below is a discussion of the performance obligations, significant judgments and other required disclosures related to revenues from contracts with customers.

Condominium Rights and Unit Sales

Revenue from the sale of an individual unit in a condominium project is recognized at a point in time (i.e., the closing) when HHC satisfies the single performance obligation to construct a condominium project and transfer control of a completed unit to a buyer. The transaction price, which is the amount of consideration the Company receives upon delivery of the completed condominium unit to the buyer, is allocated to this single obligation and is received at closing less any amounts previously paid on deposit.

The Company receives cash payments in the form of escrowed condominium deposits from customers who have contracted to purchase a condominium unit based on billing schedules established in HHC's condominium purchase agreement contracts. The Company holds these contract assets in Restricted cash, unless released from escrow in accordance with the escrow agreement and on approval of HHC's lender to fund construction of a project. A corresponding condominium contract deposit liability is established at the date of receipt, representing a portion of HHC's unsatisfied performance obligation at each reporting date. These

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

deposits, along with the balance of the contract value, are recognized at closing upon satisfaction of HHC's performance obligation and transfer of title to the buyer. Condominium receivables, a conditional right to consideration for satisfaction of HHC's completed obligations, were established under legacy GAAP for condominium units for which revenue was previously recognized under the percentage of completion method. As of the Adoption Date, condominium receivables are recorded only in limited circumstances.

Real estate project costs directly associated with a condominium project, which are HHC's costs to fulfill contracts with condominium buyers, are capitalized while all other costs are expensed as incurred. Total estimated project costs include direct costs such as the carrying value of the land, site planning, architectural, construction and financing costs, as well as indirect cost allocations. The allocations include costs which clearly relate to the specific project, including certain infrastructure and amenity costs which benefit the project as well as others, and are based upon the relative sales value of the units. Costs incurred to sell condominium units are evaluated for capitalization in accordance with ASC 340-40, and incremental costs of obtaining a contract and costs to fulfill a contract are capitalized only if the costs relate directly to a specifically identified contract, enhance resources to satisfy performance obligations in the future and are expected to be recovered.

Master Planned Community Land Sales

Revenues from land sales are recognized at a point in time when the land sale closing process is complete. The transaction price has both fixed and variable components, with the fixed price stipulated in the contract and representative of a single performance obligation. See Builder Price Participation ("BPP") below for a discussion of the variable component. The fixed transaction price, which is the amount of consideration received in full upon transfer of the land title to the buyer, is allocated to this single obligation and is received at closing of the land sale less any amounts previously paid on deposit.

The Company receives cash payments in the form of land purchase deposits from homebuilders or other commercial buyers who have contracted to purchase land, and HHC holds any escrowed deposits in Restricted cash or Cash and cash equivalents based on the terms of the contract.

In situations where the Company has completed the closing of a developed land parcel or superpad and consideration is paid in full, but a portion of HHC's performance obligation relating to the enhancement of the land is still unsatisfied, revenue related to HHC's obligation is recognized over time. The Company recognizes only the portion of the improved land sale where the improvements are fully satisfied based on a cost input method. The aggregate amount of the transaction price allocated to the unsatisfied obligation is recorded as deferred land sales and is presented in Accounts payable and accrued expenses. The Company measures the completion of HHC's unsatisfied obligation based on the costs remaining relative to the total cost at the date of closing.

When developed residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs benefiting the property sold. In accordance with ASC 970-360-30-1, when developed land is sold, costs are allocated to each sold superpad or lot based upon the relative sales value. For purposes of allocating development costs, estimates of future revenues and development costs are re-evaluated throughout the year, with adjustments being allocated prospectively to the remaining parcels available for sale. For certain parcels of land, including acquired parcels that the Company does not intend to develop or for which development was complete at the date of acquisition, the specific identification method is used to determine the cost of sales.

Hospitality revenues

Hospitality revenues are recognized at a point in time in accordance with the pattern of each related service. Lodging is recognized on daily increments, while retail services such as food and beverage are recognized at the point of sale. The transaction price is fixed, clearly stipulated and representative of a single performance obligation in all cases. The duration of all contracts with customers of HHC's hospitality lodging and related services is generally short.

Builder Price Participation

BPP is the variable component of the transaction price for Master Planned Community Land Sales. BPP is earned when a developer that acquired land from HHC develops and sells a home to an end user at a price higher than a predetermined breakpoint. The excess over the breakpoint is shared between HHC and the developer at the time of closing on the sale of the home based on a percentage previously agreed upon.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The Company concluded that as of the Adoption Date and as of March 31, 2018, BPP was constrained and accordingly, the Company did not recognize an estimate of variable consideration. The Company's conclusion is based on the following factors:

•	BPP is highly susceptible to factors outside HHC's influence such as unemployment and interest rates;

•	The time between the sale of land to a developer and closing on a completed home can take up to three years; and

•	Historical experience is of little value when it comes to predicting future home prices.

The Company evaluates contracts with homebuilders with respect to BPP at each reporting period to determine whether a change in facts and circumstances has eliminated the constraint and will record an estimate of BPP revenue, if applicable.

Other land revenues - over time and point in time

Other land revenues recognized over time include ground maintenance revenue, HOA fee revenue and revenue from providing exclusive cable and internet services at the Company's Master Planned Communities ("MPCs") for the benefit of the tenants and owners of the communities. These revenues are recognized over time, as time elapses. The amount of consideration and the duration are fixed, as stipulated in the related agreements, and represent a single performance obligation.

Other land revenues also include transfer fees on the secondary sales of homes in the MPCs segment, forfeitures of earnest money deposits by buyers of HHC's condominium units, and other miscellaneous items. These items are recognized at a point in time when the real estate closing process is complete or HHC has a legal right to the respective fee or deposit.

Other rental and property revenue - over time and point in time

Other rental and property revenues related to contracts with customers is generally comprised of baseball related ticket sales, retail operations, advertising and sponsorships. Season ticket sales are recognized over time as games take place. Sponsorships generally cover a season and the related revenue is recognized over time, as time elapses. Single tickets and retail operations are recognized at a point in time, at the time of sale. In all cases, the transaction prices are fixed, stipulated in the ticket, contract, or product, and representative in each case of a single performance obligation. From time to time, the Company enters into advertising and sponsorship agreements that allow third parties to display their advertising and products at HHC's venues for a certain amount of time. Consideration for these services is fixed as specified in each respective agreement, is related to a single performance obligation in each case and HHC recognizes the related revenue over time, as time elapses.

Contract Assets and Liabilities

Contract assets are the Company's right to consideration in exchange for goods or services that have been transferred to a customer, excluding any amounts presented as receivable. Contract liabilities are the Company's obligation to transfer goods or services to a customer for which the Company has received consideration.

The Company had no contract assets as of January 1, 2018 and as of March 31, 2018. The beginning and ending balances of contract liabilities and significant activity during the period is as follows:

Contract
(In thousands)	Liabilities
Balance as of January 1, 2018	$179,179
Consideration earned during the period	(8,067)
Consideration received during the period	44,043
Balance as of March 31, 2018	$215,155
Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations as of March 31, 2018 represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations are associated with contracts that generally are noncancellable by the customer after 30 days; however, purchasers of HHC's condominium units have the right to

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company's remaining unsatisfied performance obligations as of March 31, 2018 is $1.1 billion. The Company expects to recognize this amount as revenue over the following periods:

(In thousands)	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$690,059	$202,716	$234,609

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as BPP, as discussed above.

NOTE 3 REAL ESTATE AND OTHER AFFILIATES

The Company's investments in Real Estate and Other Affiliates that are reported in accordance with the equity and cost methods are as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	March 31,	December 31,	March 31,	December 31,	Three Months Ended March 31,
($ in thousands)	2018	2017	2018	2017	2018	2017
Equity Method Investments
Master Planned Communities:
The Summit (a)	—%	—%	$57,015	$45,886	$11,128	$5,280
Operating Assets:
Las Vegas 51s, LLC (b)	100%	100%	—	—	—	(152)
Constellation (b)	100%	100%	—	—	—	64
The Metropolitan Downtown Columbia (c)	50%	50%	—	—	80	57
Stewart Title of Montgomery County, TX	50%	50%	3,579	3,673	82	26
Woodlands Sarofim #1	20%	20%	2,697	2,696	20	7
m.flats/TEN.M (d)	50%	50%	5,648	6,521	(937)	—
Strategic Developments:
Circle T Ranch and Power Center	50%	50%	4,456	4,455	—	—
HHMK Development	50%	50%	10	10	—	—
KR Holdings	50%	50%	—	749	672	11
33 Peck Slip	35%	35%	8,651	8,651	—	(156)
			82,056	72,641	11,045	5,137
Cost method investments			3,855	3,952	3,341	3,383
Investment in Real Estate and Other Affiliates			$85,911	$76,593	$14,386	$8,520

(a)	Please refer to the schedules below and elsewhere in this Quarterly Report for relevant financial statement information.

(b)	HHC acquired this joint venture partner’s interest in 2017 and has fully consolidated the assets and liabilities of the entity.

(c)
The Metropolitan Downtown Columbia was in a deficit position of $3.1 million and $2.6 million at March 31, 2018 and December 31, 2017, respectively, due to distributions from operating cash flows in excess of basis. This deficit balance is presented in Accounts payable and accrued expenses at March 31, 2018 and December 31, 2017.

(d)	Property was transferred from Strategic Developments to Operating Assets during the three months ended March 31, 2018.

As of March 31, 2018, HHC is not the primary beneficiary of any of the joint ventures listed above because it does not have the power to direct activities that most significantly impact the economic performance of the joint ventures, and therefore, the Company reports its interests in accordance with the equity method. As of March 31, 2018, approximately $187.6 million of indebtedness was secured by the properties owned by HHC's Real Estate and Other Affiliates of which HHC's share was approximately $86.8 million based upon economic ownership. All of this indebtedness is without recourse to HHC.

HHC is the primary beneficiary of three variable interest entities ("VIEs") which are consolidated in the financial statements. The creditors of the consolidated VIEs do not have recourse to the Company. As of March 31, 2018, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $22.8 million and $1.2 million, respectively. As of December 31, 2017, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

$24.8 million and $2.7 million, respectively. The assets of the VIEs are restricted for use only by the particular VIEs and are not available for the Company's general operations.

During the first quarter of 2015, HHC formed DLV/HHPI Summerlin, LLC (“The Summit”), a joint venture with Discovery Land Company (“Discovery”), contributed land with a book basis of $13.4 million and transferred Special Improvement District ("SID") bonds related to such land with a carrying value of $1.3 million to the joint venture at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million of cash as its capital contribution, and the Company has no further capital obligations. The gains on the contributed land will be recognized in Equity in earnings from Real Estate and Other Affiliates as the joint venture sells lots.

After the Company receives its capital contribution of $125.4 million and a 5.0% preferred return on such capital contribution, Discovery is entitled to cash distributions by the joint venture until it has received two times its equity contribution. Any further cash distributions are shared equally. Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, the Company's share of the venture’s income-producing activities is recognized based on the Hypothetical Liquidation Book Value ("HLBV") method. Under this method, HHC recognizes income or loss based on the change in its underlying share of the venture's net assets on a hypothetical liquidation basis as of the reporting date.

Relevant financial statement information for The Summit is summarized as follows:

	March 31,	December 31,
(In millions)	2018	2017
Total Assets	$189.8	$166.9
Total Liabilities	131.9	118.9
Total Equity	57.9	48.0

	Three Months Ended March 31,
(In millions)	2018	2017
Revenues (a)	$23.4	$11.5
Net income	11.1	5.3
Gross Margin	13.3	6.5

(a)
Revenues related to land sales at the joint venture are recognized on a percentage of completion basis as The Summit follows the private company timeline for implementation of the New Revenue Standard of January 1, 2019. The Company has evaluated this impact and concluded that it is not material to HHC's consolidated financial statements.

NOTE 4 RECENT TRANSACTIONS

On April 30, 2018, the Company closed on a $494.5 million construction loan for 110 North Wacker. The loan initially bears interest at LIBOR plus 3.00% and has an initial maturity date of April 30, 2022. On April 30, 2018, HHC executed a joint venture agreement with USAA. After execution of the joint venture agreement, HHC will own 32.70% of the joint venture's equity capital.

On February 23, 2018, the Company repurchased 475,920 shares of HHC common stock, par value $0.01 per share, in a private transaction with an unaffiliated entity at a purchase price of $120.33 per share, or approximately $57.3 million in the aggregate. The repurchase transaction was consummated on February 21, 2018 and was funded with cash on hand. The shares were added to the Company's treasury stock upon repurchase.

NOTE 5 IMPAIRMENT

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. With respect to the Investment in Real Estate and Other Affiliates, a series of operating losses of an underlying asset or other factors may indicate that a decrease in value has occurred which is other‑than‑temporary. The investment in each Real Estate and Other Affiliate is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other‑than‑temporary. No impairment charges were recorded during the three months ended March 31, 2018 or during the year ended December 31, 2017. The Company periodically evaluates its strategic

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

alternatives with respect to each of its properties and may revise its strategy from time to time, including its intent to hold an asset on a long-term basis or the timing of potential asset dispositions. These changes in strategy could result in impairment charges in future periods.

NOTE 6 OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of Prepaid expenses and other assets:

	March 31,	December 31,
(In thousands)	2018	2017
Straight-line rent	$42,188	$39,136
Intangibles	34,465	34,802
Special Improvement District receivable	26,371	26,430
Below-market ground leases	18,562	18,647
Security and escrow deposits	16,888	16,949
Equipment, net of accumulated depreciation of $7.1 million and $6.9 million, respectively	16,798	16,955
Prepaid expenses	12,247	11,731
Other	11,873	19,242
In-place leases	9,805	10,821
Interest rate swap derivative assets	9,011	4,470
Tenant incentives and other receivables	8,208	8,482
Federal income tax receivable	2,198	2,198
Above-market tenant leases	1,495	1,648
Condominium deposits	218	—
Condominium receivables	—	158,516
Total prepaid expenses and other assets	$210,327	$370,027

The $159.7 million net decrease primarily relates to the following decreases: a $158.5 million decrease in Condominium receivables of which $154.2 million relates to the adoption of the New Revenue Standard; a $7.4 million decrease in Other and $1.0 million decrease in In-place leases. These decreases were partially offset by the following increases: a $4.5 million increase in Interest rate swap derivative assets; $3.1 million increase in Straight-line rent due to additional Operating Assets placed in service during the quarter; and $0.5 million increase in Prepaid expenses.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses:

	March 31,	December 31,
(In thousands)	2018	2017
Construction payables	$244,192	$217,838
Condominium deposit liabilities	196,337	55,975
Deferred income	52,758	53,337
Other	27,552	34,699
Accounts payable and accrued expenses	26,328	35,887
Tenant and other deposits	19,681	18,937
Accrued payroll and other employee liabilities	18,246	41,236
Straight-line ground rent liability	15,399	14,944
Accrued real estate taxes	11,271	22,289
Accrued interest	7,507	20,322
Interest rate swaps	—	5,961
Above-market ground leases	—	293
Total accounts payable and accrued expenses	$619,271	$521,718

The $97.6 million net increase in total accounts payable and accrued expenses primarily relates to the following increases: $140.4 million increase in Condominium deposit liabilities and $26.4 million increase in Construction payables for the towers under construction at Ward Village as the projects move toward completion; and $1.2 million in other increases. These increases are partially offset by a decrease of $23.0 million in Accrued payroll and other employee liabilities due to payment in the first quarter of 2018 of annual incentive bonus for 2017; a decrease of $12.8 million in Accrued interest primarily due to lower interest accrual activity relating to the issuance of the $1.0 billion, 5.375% senior notes due 2025 ("2025 Notes") at a lower rate than the 6.875% senior notes; an $11.0 million decrease in Accrued real estate taxes; a $9.6 million decrease in Accounts payable and accrued expenses; a $7.1 million decrease in Other; a $6.0 million decrease in Interest rate swaps; and $0.9 million in other decreases.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 7 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Fixed-rate debt:
Unsecured 5.375% Senior Notes	$1,000,000	$1,000,000
Secured mortgages, notes and loans payable	497,960	499,299
Special Improvement District bonds	24,528	27,576
Variable-rate debt:
Mortgages, notes and loans payable (a)	1,392,732	1,350,914
Unamortized bond issuance costs	(6,701)	(6,898)
Deferred financing costs	(12,748)	(12,946)
Total mortgages, notes and loans payable, net	$2,895,771	$2,857,945

(a)
As more fully described in Note 9 - Derivative Instruments and Hedging Activities, $409.4 million and $428.3 million of variable‑rate debt has been swapped to a fixed-rate for the term of the related debt as of March 31, 2018 and December 31, 2017, respectively.

Certain of the Company's loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance or percentage of the loan balance. As of March 31, 2018, land, buildings and equipment and developments with a net book value basis of $3.8 billion have been pledged as collateral for HHC mortgages, notes and loans payable. As of March 31, 2018, the Company was in compliance with all of its financial covenants included in the debt agreements governing its indebtedness.

The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. In the three months ended March 31, 2018, no new SID bonds were issued and $2.9 million in obligations were assumed by buyers.

Financing Activity

On April 30, 2018, the Company closed on a $494.5 million construction loan for 110 North Wacker. The loan initially bears interest at LIBOR plus 3.00% and steps up or down based on various leasing thresholds.

On April 13, 2018, the Company repaid the $11.8 million loan for Lakeland Village Center at Bridgeland.

On March 27, 2018, the Company closed on a $44.1 million construction loan for Downtown Summerlin Apartments, bearing interest at one-month LIBOR plus 2.25% with an initial maturity date of October 1, 2021 and one, three-year extension option.

On January 25, 2018, the Company closed on a $15.5 million construction loan for Lake Woodlands Crossing Retail, a project located in The Woodlands, Texas. The loan bears interest at LIBOR plus 1.80%, matures on January 25, 2023, and has an initial maximum recourse of 50% of the outstanding balance prior to completion of construction, at which point the repayment guarantee will reduce to 15% provided the project is 90% leased.

On January 19, 2018, the Company paid off the $18.9 million mortgage loan for 110 North Wacker and settled the related swap liability of $0.3 million.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

On January 5, 2018, the Company modified and extended the $65.5 million Three Hughes Landing facility. The loan bears interest at one-month LIBOR plus 2.60% with an initial maturity of December 5, 2018, and two, one-year extension options.

NOTE 8 FAIR VALUE

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for each of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2018				December 31, 2017
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$50,272	$50,272	$—	$—	$50,135	$50,135	$—	$—
Interest rate swap derivative assets	9,011	—	9,011	—	4,470	—	4,470	—
Liabilities:
Interest rate swap derivative liabilities	—	—	—	—	5,961	—	5,961	—

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

In 2010 and 2011, the Company entered into warrant agreements (the "Sponsor Warrants and Management Warrants") with various parties to purchase shares of HHC common stock. As discussed further in Note 13 – Warrants, all Sponsor and Management warrants granted prior to 2016, which were accounted for as warrant liabilities, had been exercised as of December 31, 2017. The following table presents a rollforward of the valuation of the Company's Warrant liabilities:

(In thousands)	2018	2017
Balance as of January 1	$—	$332,170
Warrant liability loss (a)	—	12,562
Exercises of Sponsor and Management Warrants	—	(30,935)
Balance as of March 31	$—	$313,797

(a)
For 2017, this amount represents losses recognized related to each Sponsor and Management Warrant prior to the respective exercise date. Changes in the fair value of the Sponsor Warrants and Management Warrants prior to exercise were recognized in net income as a warrant liability gain or loss.

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

The estimated fair values of the Company's financial instruments that are not measured at fair value on a recurring basis are as follows:

		March 31, 2018		December 31, 2017
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and restricted cash	Level 1	$714,671	$714,671	$914,165	$914,165
Accounts receivable, net (a)	Level 3	14,384	14,384	13,041	13,041
Notes receivable, net (b)	Level 3	8,310	8,310	5,864	5,864

Liabilities:
Fixed-rate debt (c)	Level 2	1,522,490	1,507,840	1,526,875	1,554,766
Variable-rate debt (c)	Level 2	1,392,732	1,392,732	1,350,914	1,350,914

(a)	Accounts receivable, net is shown net of an allowance of $7.2 million and $9.3 million at March 31, 2018 and December 31, 2017, respectively.

(b)	Notes receivable, net is shown net of an allowance of $0.1 million at March 31, 2018 and December 31, 2017.

(c)	Excludes related unamortized financing costs.

The fair value of the Company's 2025 Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above (please refer to Note 7 – Mortgages, Notes and Loans Payable in the Company's Condensed Consolidated Financial Statements), was estimated based on a discounted future cash payment model, which includes risk premiums and a risk free rate derived from the current London Interbank Offered Rate (“LIBOR”) or U.S. Treasury obligation interest rates. The discount rates reflect the Company's judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts for the Company's variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

The carrying amounts of cash and cash equivalents and accounts receivable approximate fair value because of the short‑term maturity of these instruments. The fair value of the notes receivable is based on the fair value of the collateral which exceeds the carrying basis of the notes as of March 31, 2018.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 9 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to interest rate risk related to its variable interest rate debt, and it manages this risk by utilizing interest rate derivatives. To add stability to interest costs by reducing the Company's exposure to interest rate movements, the Company uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company's fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up‑front premium. The Company's interest rate caps are not currently designated as hedges, and therefore, any gain or loss is recognized in current period earnings. These derivatives are recorded on a gross basis at fair value.

The change in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item being hedged. During the three months ended March 31, 2017, the ineffective portion recorded in Other income, net was $0.7 million. As discussed in Note 2 - Accounting Policies and Pronouncements, the Company reclassified this ineffectiveness to Accumulated deficit as of January 1, 2018, upon adoption of ASU 2017-12.

Assessments of hedge effectiveness are performed quarterly using regression analysis. HHC is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties that are considered credit-worthy, such as large financial institutions with favorable credit ratings. As of March 31, 2018 and 2017, there were no termination events or events of default related to the interest rate swaps.

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

The following table summarizes certain terms of the Company's derivative contracts:

				Fixed			Fair Value Asset (Liability)
				Interest	Effective	Maturity	March 31,	December 31,
(In thousands)		Balance Sheet Location	Notional	Rate	Date	Date	2018	2017
Currently-paying contracts:
Interest Rate Swap	(a)	Accounts payable and accrued expenses	$18,926	2.96%	5/10/2011	10/31/2019	$—	$(286)
Interest Rate Swap	(b)	Prepaid expenses and other assets, net	40,000	1.66%	5/6/2015	5/1/2020	571	299
Interest Rate Swap	(b)	Prepaid expenses and other assets, net	119,359	1.14%	10/3/2016	9/12/2021	5,313	4,007
Interest Rate Cap	(c)	Prepaid expenses and other assets, net	75,000	5.00%	9/1/2017	8/31/2019	6	—
Interest Rate Cap	(d)	Prepaid expenses and other assets, net	230,000	2.50%	12/22/2016	12/23/2019	469	164
Interest Rate Swap	(b)	Prepaid expenses and other assets, net	50,000	2.65%	12/31/2017	12/31/2027	541	(1,124)
Interest Rate Swap	(b)	Prepaid expenses and other assets, net	100,000	2.68%	12/31/2017	12/31/2027	830	(2,509)
Interest Rate Swap	(b)	Prepaid expenses and other assets, net	100,000	2.62%	12/31/2017	12/31/2027	1,281	(2,042)
Total fair value derivative assets							$9,011	$4,470
Total fair value derivative liabilities							$—	$(5,961)

(a)	On January 19, 2018 HHC repaid in full the $18.9 million mortgage loan for 110 North Wacker and settled the related swap liability of $0.3 million.

(b)	Denotes derivatives designated as hedging instruments.

(c)
Denotes a derivative contract that is not currently designated as a hedging instrument. Interest (income) expense included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 related to this contract is not material.

(d)
Denotes a derivative contract that is not currently designated as a hedging instrument. Interest (income) expense of 0.3 million is included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 related to this contract.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The tables below present the effect of the Company's derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017:

	Amount of Loss Recognized
	in AOCI on Derivative
(In thousands)	Three Months Ended
Derivatives in Cash Flow Hedging Relationships	2018	2017
Interest rate swaps	$8,261	$235

	Amount of Loss Reclassified from
	AOCI into Operations
(In thousands)	Three Months Ended March 31,
Location of Loss Reclassified from AOCI into Operations	2018	2017
Interest expense	$(216)	$198

	Total Interest Expense Presented
	in the Results of Operations in which
	the Effects of Cash Flow Hedges are Recorded
(In thousands)	Three Months Ended March 31,
Interest Expense Presented in Results of Operations	2018	2017
Interest expense	$16,609	$17,858

NOTE 10 COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal proceedings relating to the ownership and operations of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material effect on HHC's consolidated financial position, results of operations or liquidity.

As of March 31, 2018 and December 31, 2017, the Company had outstanding letters of credit totaling $13.8 million at each period end and surety bonds totaling $92.9 million and $88.5 million, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

The Company leases land or buildings at certain properties from third parties. Rental payments are expensed as incurred and, to the extent applicable, have been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $2.6 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

The Company has entered into guaranty agreements as part of certain development projects. In conjunction with the execution of the ground lease for Seaport District NYC, the Company executed a completion guaranty for the redevelopment of Pier 17. As part of the Funding Agreement for the Downtown Columbia Redevelopment District TIF bonds, one of HHC's wholly-owned subsidiaries has agreed to complete certain defined public improvements and to indemnify Howard County, Maryland. The Company has guaranteed these obligations, with a limit of $1.0 million, expiring 36 months after bond issuance. The Company is also required to satisfy repayments of the TIF bonds to the extent that increases in taxes do not cover debt service payments. The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of March 31, 2018 and December 31, 2017.

NOTE 11 STOCK BASED PLANS

The Company's stock based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in the Company's Annual Report.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Stock Options

The following table summarizes the Company's stock option plan activity for the three months ended March 31, 2018:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at December 31, 2017	783,182	$90.22
Granted	230,000	124.96
Exercised	(93,766)	65.90
Forfeited	(23,200)	117.11
Expired	—	—
Stock Options outstanding at March 31, 2018	896,216	$100.98

Compensation costs related to stock options were $0.7 million for the three months ended March 31, 2018, of which $0.3 million were capitalized to development projects. Compensation costs related to stock options were $0.8 million for the three months ended March 31, 2017, of which $0.3 million were capitalized to development projects.

Restricted Stock

The following table summarizes restricted stock activity for the three months ended March 31, 2018:

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 31, 2017	354,519	$89.00
Granted	130,115	84.37
Vested	—	—
Forfeited	(3,489)	78.53
Restricted stock outstanding at March 31, 2018	481,145	$87.83

Compensation costs related to restricted stock awards were $2.0 million for the three months ended March 31, 2018, of which $0.3 million were capitalized to development projects. Compensation costs related to restricted stock awards were $1.4 million for the three months ended March 31, 2017, of which $0.3 million were capitalized to development projects.

NOTE 12 INCOME TAXES

The Company has significant permanent differences, primarily from stock compensation deductions and non-deductible executive compensation, that cause the effective tax rate to deviate from statutory rates. The effective tax rate, based upon actual operating results, was 27.4% for the three months ended March 31, 2018, compared to 63.1% for the three months ended March 31, 2017. The change in the tax rate was primarily attributable to changes in the federal income tax rate due to the passage of the Tax Cuts and Jobs Act, non-deductible executive compensation, warrant liability in 2017, valuation allowance related to HHC's deferred tax assets, stock compensation deduction and other items which are permanent differences for tax purposes.

The decrease in deferred tax liabilities between December 31, 2017 and March 31, 2018 is due primarily to the cumulative effect adjustment of $89.3 million on adoption of ASU 2014-09 Revenues from Contracts with Customers (Topic 606), resulting in a $19.6 million decrease in the deferred tax liability.

NOTE 13 WARRANTS

In 2010 and 2011, the Company entered into warrant agreements with various parties to purchase shares of HHC common stock. The Sponsor Warrants and Management Warrants were exercised and settled in 2017. Prior to their exercise, the fair values for the Sponsor Warrants and Management Warrants were recorded as liabilities in the Company's Consolidated Balance Sheets because the holders of these warrants could require the Company to settle such warrants in cash upon a change of control. The fair values prior to their settlement in 2017 were estimated using an option pricing model and Level 3 inputs due to the unavailability of

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

comparable market data, as further discussed in Note 8 – Fair Value in the Company's Condensed Consolidated Financial Statements. Decreases and increases in the fair value of the Sponsor and Management Warrants prior to their settlements were recognized as warrant liability gains or losses in the Condensed Consolidated Statements of Operations.

On October 7, 2016, the Company entered into a warrant agreement with its Chief Financial Officer, David R. O’Reilly, prior to his appointment to the position. Upon exercise of his warrant, Mr. O’Reilly may acquire 50,125 shares of common stock at an exercise price of $112.08 per share. Mr. O’Reilly’s warrant was issued at fair value in exchange for a $1.0 million payment in cash from Mr. O’Reilly. The O’Reilly Warrant becomes exercisable on April 6, 2022, subject to earlier exercise upon certain change in control, separation and termination provisions. On June 16, 2017 and October 4, 2017, the Company also entered into new warrant agreements with its Chief Executive Officer, David R. Weinreb and President, Grant Herlitz to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. Mr. Weinreb’s new warrant becomes exercisable on June 15, 2022, at an exercise price of $124.64 per share, and Mr. Herlitz’s new warrant becomes exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject to earlier exercise upon certain change in control, separation and termination provisions. The purchase prices paid by the respective executives for the O’Reilly Warrant and Mr. Weinreb’s and Mr. Herlitz’s new warrants, which qualify as equity instruments, are included within additional paid-in capital in the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017.

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize changes in Accumulated Other Comprehensive Income (Loss) by component, all of which are presented net of tax:

	Three Months Ended March 31,
(In thousands)	2018	2017
Balance as of January 1	$(6,965)	$(6,786)
Other comprehensive income before reclassifications	8,271	160
Loss (gain) reclassified from accumulated other comprehensive loss to net income (loss)	(216)	198
Adjustment related to adoption of ASU 2018-02	(1,148)	—
Adjustment related to adoption of ASU 2017-12	(739)	—
Net current-period other comprehensive income	6,168	358
Balance as of March 31	$(797)	$(6,428)

The following table summarizes the amounts reclassified out of AOCI:

		Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) Components	Affected line items in the	Three Months Ended March 31,
(In thousands)	Statements of Operations	2018	2017
Losses on cash flow hedges	Interest expense	$(273)	$316
Interest rate swap contracts	Provision for income taxes	57	(118)
Total reclassifications of loss (income) for the period	Net of tax	$(216)	$198

NOTE 15 EARNINGS PER SHARE

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Information related to the Company's EPS calculations is summarized as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
Basic EPS:
Numerator:
Net income	$1,834	$5,659
Net income attributable to noncontrolling interests	(360)	—
Net income attributable to common stockholders	$1,474	$5,659

Denominator:
Weighted average basic common shares outstanding	42,976	39,799

Diluted EPS:
Numerator:
Net income attributable to common stockholders	$1,474	$5,659

Denominator:
Weighted average basic common shares outstanding	42,976	39,799
Restricted stock and stock options	218	317
Warrants	169	2,641
Weighted average diluted common shares outstanding	43,363	42,757

Basic income per share:	$0.03	$0.14

Diluted income per share:	$0.03	$0.13

The diluted EPS computation for the three months ended March 31, 2018 excludes 409,100 stock options, because their inclusion would have been anti-dilutive. The diluted EPS computation for the three months ended March 31, 2018 excludes 224,420 shares of restricted stock because market conditions included in the restricted stock awards have not been met.

The diluted EPS computation for the three months ended March 31, 2017 excludes 328,500 stock options, because their inclusion would have been anti-dilutive. The diluted EPS computation for the three months ended March 31, 2017 excludes 170,847 shares of restricted stock because performance conditions included in the restricted stock awards have not been met.

NOTE 16 SEGMENTS

The Company has three business segments which offer different products and services. HHC's three segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. As further discussed in Item 2, the one common operating measure used to assess operating results for our business segments is earnings before taxes ("EBT"). HHC's segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. The Company does not distinguish or group the combined operations on a geographic basis. Furthermore, all operations are within the United States. The Company's reportable segments are as follows:

•	Master Planned Communities – includes the development and sale of land in large‑scale, long‑term community development projects in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland.

•
Operating Assets – includes retail, office, hospitality and multi-family properties along with other real estate investments. These assets are currently generating revenues and are comprised of commercial real estate properties recently developed or acquired, and properties with an opportunity to redevelop, reposition or sell to improve segment performance or to recycle capital.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

•
Strategic Developments – includes residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

Effective January 1, 2017, the Company moved the Seaport District NYC assets under construction and related activities to the Strategic Developments segment from the Operating Assets segment. Seaport District NYC operating properties and related operating results remain presented within the Operating Assets segment.

Segment operating results are as follows:

	Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017	2018	2017
(In thousands)	Operating		MPC		Strategic		Consolidated
Total revenues	$91,258	$82,087	$55,765	$68,706	$14,656	$80,969	$161,679	$231,762
Total operating expenses:	44,806	40,237	36,368	35,265	12,767	68,130	93,941	143,632
Segment operating income	46,452	41,850	19,397	33,441	1,889	12,839	67,738	88,130
Depreciation and amortization	(25,173)	(22,789)	(81)	(92)	(1,065)	(668)	(26,319)	(23,549)
Interest (expense) income, net	(16,687)	(14,524)	6,392	5,557	7,524	4,604	(2,771)	(4,363)
Equity in earnings from Real Estate and Other Affiliates	2,583	3,385	11,128	5,280	672	(145)	14,382	8,520
Gains on sales of properties	—		—	—	—	32,215	—	32,215
Segment EBT	$7,175	$7,922	$36,836	$44,186	$9,020	$48,845	$53,030	$100,953

			Corporate expenses and other items				51,196	95,294
			Net income				$1,834	$5,659
			Net income attributable to noncontrolling interests				(360)	—
			Net income attributable to common stockholders				$1,474	$5,659

The assets by segment and the reconciliation of total segment assets to the total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	March 31,	December 31,
(In thousands)	2018	2017
Master Planned Communities	$2,000,369	$1,999,090
Operating Assets	2,585,774	2,489,177
Strategic Developments	1,624,168	1,511,612
Total segment assets	6,210,311	5,999,879
Corporate and other	527,675	729,185
Total assets	$6,737,986	$6,729,064

The increase in the Operating Assets segment asset balance as of March 31, 2018 compared to December 31, 2017 is primarily due to placing NEP Imaging Group, LLC's studio at Seaport District NYC and One Merriweather in service. These increases were partially offset by the transfer of 110 North Wacker to Strategic Developments in January 2018.

The increase in the Strategic Developments segment asset balance as of March 31, 2018 compared to December 31, 2017 is primarily due to the transfer of 110 North Wacker into the segment and increased development expenditures for Ward condominium projects under construction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q (the "Quarterly Report") and in the Company’s Form 10-K for the year ended December 31, 2017 (the “Annual Report”). All references to numbered Notes are to specific notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

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

Forward-looking statements include:

•	budgeted costs, future lot sales and estimates and projections of Net Operating Income (“NOI”);

•	forecasts of our future economic performance;

•	expected capital required for our operations and development opportunities at our properties;

•	expected performance of our Master Planned Communities (“MPCs”) segment and other current income producing properties;

•	expected commencement and completion for property developments and timing of sales or rentals of certain properties;

•	estimates of our future liquidity, development opportunities, development spending and management plans; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

There are several factors, many beyond our control, which could cause results to differ materially from our expectations. These risk factors are described in our Annual Report and are incorporated herein by reference. Any factor could, by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There may be other factors currently unknown to us that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations. These forward-looking statements present our estimates and assumptions as of the date of this Quarterly Report. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Executive Overview
Description of Business
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

First Quarter 2018 Highlights
Capital and financing activities

•	On April 30, 2018, we closed on a $494.5 million construction loan for 110 North Wacker. The loan initially bears interest at LIBOR plus 3.00% and steps up or down based on various leasing thresholds.

•
On March 26, 2018, closed on a $44.1 million interest-only construction loan for our Village 13 apartments located in Downtown Summerlin. The loan matures on October 1, 2021 and includes one 36-month extension option.

•
On February 23, 2018, we repurchased 475,920 shares of our common stock, par value $0.01 per share, in a private transaction with an unaffiliated entity at a purchase price of $120.33 per share, or approximately $57.3 million in the aggregate. The repurchase transaction was consummated on February 21, 2018 and was funded with cash on hand.

Operating Assets

•	NOI increased $2.2 million compared to the prior year period, primarily driven by the following:

▪
An increase of $4.0 million in Minimum rents, mainly as a result of the first full quarter of Constellation Apartments as a wholly-owned asset, which contributed $1.5 million of the overall increase. The remainder is primarily attributable to lease up at the Seaport District and occupancy increases at various properties.

▪	An increase in Hospitality revenues of $3.3 million, mainly as a result of higher banquet and events revenue and bolstered by strong occupancy across our hospitality assets of 68%.

•
Adjusting for the effect of transferring 110 North Wacker and Ward Warehouse to development, NOI would have increased by an additional $3.0 million to a total increase of $5.2 million or 12.8% against the prior year period.

MPC

•	Closed on the sale of a 42.5 acre superpad and averaged $1.7 million per lot on three custom lots sold at Summerlin.

•	Sold 49 single-family detached lots at The Woodlands Hills. Sales had not started in the comparable period.

•	Recorded $11.1 million in equity earnings from The Summit joint venture from the sale of seven lots and four homes. This represents an increase of $5.8 million compared to the prior year period.

•
Earnings before taxes ("EBT") decreased $7.3 million to $36.8 million for the three months ended March 31, 2018 compared to the prior year period. Our MPC revenues fluctuate each period given the nature of the development and sale of land in these large scale, long-term projects. However, we continue to have strong demand for our residential land, driven by robust fundamentals in the residential home sales market, and therefore we believe a better measurement of performance is the full year result instead of the quarterly result.

Strategic Developments

•
Commenced construction on 110 North Wacker and Summerlin Ballpark (the "Ballpark"). Annualized NOI from recently commenced construction projects, when completed and transferred to our Operating Assets segment, is expected to increase by $35.9 million attributable to the following:

▪	$19.7 million from 110 North Wacker

▪	$9.2 million from Columbia multifamily

▪	$7.0 million from Summerlin Ballpark

•
Since inception, sold 1,325 residential units at four towers in Ward Village, bringing the total percentage sold in the four towers to 95.9%. This excludes 183 units sold at 'A'ali'i, which launched public sales in January 2018.

•	The quarterly results were materially impacted by the adoption of the new revenue recognition guidance on January 1, 2018, which contributed $11 million to the overall decrease in revenue.

•	The comparable period included $32.2 million related to the sale of Elk Grove. There were no sales in the current period.

Earnings Before Taxes
In addition to the required presentations using accounting principles generally accepted in the United States of America (“GAAP”), we use certain non-GAAP performance measures, as we believe these measures improve the understanding of our operational results and make comparisons of operating results among peer companies more meaningful. Management continually evaluates the usefulness, relevance, limitations and calculation of the Company’s reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.
Because our three segments, Master Planned Communities, Operating Assets and Strategic Developments, are managed separately, we use different operating measures to assess operating results and allocate resources among these three segments. The one common operating measure used to assess operating results for our business segments is earnings before taxes. EBT, as it relates to each business segment, represents the revenues less expenses of each segment, including interest income, interest expense and Equity in earnings of Real Estate and Other Affiliates. EBT excludes corporate expenses and other items that are not allocable to the segments. We present EBT because we use this measure, among others, internally to assess the core operating performance of our assets.

EBT should not be considered an alternative to GAAP net income attributable to common stockholders or GAAP net income, as they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of these metrics are that they do not include the following in our calculations:

•	cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	corporate general and administrative expenses;

•	interest expense on our corporate debt;

•	income taxes that we may be required to pay;

•	any cash requirements for replacement of fully depreciated or amortized assets; and

•	limitations on, or costs related to, the transfer of earnings from our Real Estate and Other Affiliates to us.
A reconciliation between EBT and Net income is presented below:

	Three Months Ended March 31,
	2018	2017	$ Change	2018	2017	$ Change	2018	2017	$ Change	2018	2017	$ Change
(In thousands)	Operating			MPC			Strategic			Consolidated
Total revenues	$91,258	$82,087	$9,171	$55,765	$68,706	$(12,941)	$14,656	$80,969	$(66,313)	$161,679	$231,762	$(70,083)
Total operating expenses:	44,806	40,237	(4,569)	36,368	35,265	(1,103)	12,767	68,130	55,363	93,941	143,632	49,691
Segment operating income	46,452	41,850	4,602	19,397	33,441	(14,044)	1,889	12,839	(10,950)	67,738	88,130	(20,392)
Depreciation and amortization	(25,173)	(22,789)	(2,384)	(81)	(92)	11	(1,065)	(668)	(397)	(26,319)	(23,549)	(2,770)
Interest (expense) income, net	(16,687)	(14,524)	(2,163)	6,392	5,557	835	7,524	4,604	2,920	(2,771)	(4,363)	1,592
Equity in earnings from Real Estate and Other Affiliates	2,583	3,385	(802)	11,128	5,280	5,848	672	(145)	817	14,382	8,520	5,862
Gains on sales of properties	—	—	—	—	—	—	—	32,215	(32,215)	—	32,215	(32,215)
Segment EBT	$7,175	$7,922	$(747)	$36,836	$44,186	$(7,350)	$9,020	$48,845	$(39,825)	$53,030	$100,953	$(47,923)

					Corporate expenses and other items					51,196	95,294	44,098
					Net income					$1,834	$5,659	$(3,825)
					Net income attributable to noncontrolling interests					(360)	—	(360)
					Net income attributable to common stockholders					$1,474	$5,659	$(4,185)

Results of Operations

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

Net income attributable to common stockholders decreased $4.2 million to $1.5 million for the three months ended March 31, 2018 compared to the prior year period. Segment EBT decreased by $47.9 million for the same period, but this decrease was offset by the absence of significant charges in the current period, mainly $46.4 million of expenses related to the redemption of our 6.875% senior notes due 2021 recognized in the first quarter of 2017 and $12.6 million of expenses related to warrant liabilities. These changes are explained in further detail below.

Operating Assets

Operating Assets Segment EBT	Three Months Ended March 31,
(In thousands)	2018	2017	$ Change
Total revenues	$91,258	$82,087	$9,171
Total operating expenses:	44,806	40,237	(4,569)
Segment operating income	46,452	41,850	4,602
Depreciation and amortization	(25,173)	(22,789)	(2,384)
Interest (expense) income, net	(16,687)	(14,524)	(2,163)
Equity in earnings from Real Estate and Other Affiliates	2,583	3,385	(802)
Segment EBT	$7,175	$7,922	$(747)

EBT decreased $0.7 million to $7.2 million for the three months ended March 31, 2018 compared to the prior year period. The decrease was primarily driven by higher interest expense across the portfolio of $2.2 million, partially offset by an increase of $1.6 million in hospitality operating income as a result of increased banquet and events revenue.

Operating Assets Net Operating Income

We believe that NOI is a useful supplemental measure of the performance of our Operating Assets because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs as variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. We define NOI as operating revenues (rental income, tenant recoveries and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight-line rents and amortization of tenant incentives, net interest expense, ground rent amortization, demolition costs, amortization, depreciation, development-related marketing costs and Equity in earnings from Real Estate and Other Affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that factors, which vary by property, such as lease structure, lease rates and tenant base have on our operating results, gross margins and investment returns.

Although we believe that NOI provides useful information to investors about the performance of our Operating Assets, due to the exclusions noted above, NOI should only be used as an additional measure of the financial performance of such assets and not as an alternative to GAAP net income. A reconciliation of Operating Assets NOI to Operating Assets EBT is presented in the table below.

Reconciliation of Operating Assets segment EBT to NOI	Three Months Ended March 31,
(In thousands)	2018	2017	$ Change
Segment EBT	$7,175	$7,922	$(747)
Plus:
Depreciation and amortization	25,173	22,789	2,384
Interest expense	16,687	14,524	2,163
Less:
Equity in earnings from Real Estate and Other Affiliates	(2,583)	(3,385)	802
Straight-line rent revenue	(3,690)	(1,273)	(2,417)
Operating Assets NOI	$42,762	$40,577	$2,185

Operating Assets NOI increased by $2.2 million, or 5.4%, to $42.8 million for the three months ended March 31, 2018 compared to the prior year period. The comparable period includes NOI from 110 North Wacker and Ward Warehouse, both of which were transferred to development and are not generating NOI in the current quarter. Adjusting for these transfers, NOI would have increased by an additional $3.0 million to a total increase of $5.2 million, or 12.8%. The increase in NOI is primarily driven by the following:

•
An increase of $4.0 million in minimum rents, mainly as a result of the first full quarter of Constellation Apartments as a wholly-owned asset, which contributed $1.5 million of the overall increase. The remainder is primarily attributable to lease up at the Seaport District and occupancy increases at various properties.

•	An increase in Hospitality revenues of $3.3 million, mainly as a result of higher banquet and events revenue and bolstered by strong occupancy of 68%.

Retail Properties

Some of the leases related to our retail properties are triple net leases, which generally require tenants to pay their pro-rata share of property operating costs, such as real estate taxes, utilities and insurance, and the direct costs of their leased space. We also enter into certain leases which require tenants to pay a fixed-rate per square foot reimbursement for common area costs which is increased annually according to the terms of the lease. Given the unique nature of many of our retail properties, the mix of tenant lease agreements and related lease terms executed during the three months ended March 31, 2018 may differ significantly from those entered into in the three months ended March 31, 2017.

The following table summarizes the leases we executed at our retail properties during the three months ended March 31, 2018:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	5	79	35,115	35,115	6,575	$25.05	$7.85	$1.95
Comparable - Renewal (c)	3	60	7,372	—	—	30.78	—	—
Comparable - New (d)	2	65	4,860	4,860	—	34.56	5.81	—
Non-comparable (e)	8	108	77,371	13,769	73,843	45.28	11.30	0.56
Total			124,718	53,744	80,418

(a)	Excludes executed leases with a term of 12 months or less, subleases and percentage rent leases.

(b)	Pre-leased information is associated with projects under development at March 31, 2018.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $30.26 per square foot to $30.78 per square foot, or 1.7% over previous rents.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $28.20 per square foot to $34.56 per square foot, or 22.5% over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rent is based on Base Minimum Rent only.

The following are our retail properties completed and transferred to the Operating Assets segment in the first quarter:

•	Ae‘o retail, anchored by Whole Foods Market® at Ward Village, transferred from Strategic Developments; and

•	Land for our NHL hockey facility in Downtown Summerlin, transferred from MPC.

Office Properties

All of our office properties, except ONE Summerlin, are located in Columbia, Maryland and The Woodlands, Texas. Leases related to our office properties in The Woodlands are generally triple net leases. Leases at properties located in Columbia, Maryland, and ONE Summerlin are generally gross leases.

The following table summarizes our executed office property leases during the three months ended March 31, 2018:

			Square Feet			Per Square Foot per Annum
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (e)	Total Tenant Improvements	Total Leasing Commissions
Comparable - Renewal (b)	5	40	19,971	9,111	11,185	$36.81	$1.14	$1.43
Comparable - New (c)	1	63	2,352	—	2,352	37.20	—	2.21
Non-comparable (d)	11	69	69,333	64,957	36,447	32.52	6.58	1.22
Total			91,656	74,068	49,984

(a)	Excludes executed leases with a term of 12 months or less, subleases, and percentage rent leases.

(b)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $36.75 per square foot to $36.81 per square foot, or 0.1% under previous rents.

(c)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $38.83 per square foot to $37.20 per square foot, or 4.2% under previous rents.

(d)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(e)	Avg. Starting Rents is based on the gross lease value, including recoveries.

The following are our recently completed or acquired office, hospitality and other properties which were acquired or transferred from Strategic Developments to Operating Assets within the three months ended March 31, 2018:

•	m.flats/TEN.M, a 437-unit multi-family property in Columbia, Maryland, of which we have a 50% ownership interest

Master Planned Communities

EBT for the Master Planned Communities are presented below:

MPC segment EBT	Three Months Ended March 31,
(In thousands)	2018	2017	$ Change
Total revenues	$55,765	$68,706	$(12,941)
Total operating expenses	36,368	35,265	(1,103)
Segment operating income	19,397	33,441	(14,044)
Depreciation and amortization	(81)	(92)	11
Interest income, net	6,392	5,557	835
Equity in earnings from Real Estate and Other Affiliates	11,128	5,280	5,848
Segment EBT	$36,836	$44,186	$(7,350)

EBT decreased $7.4 million to $36.8 million for the three months ended March 31, 2018 compared to the same period in 2017. This is primarily due to a $12.9 million decrease in MPC revenues, offset by a $5.8 million increase in Equity in earnings from Real Estate and Other Affiliates. These fluctuations are explained as follows:

Bridgeland revenues decreased $9.8 million as a result of 31 fewer single family lot sales in the current period, resulting in a decrease in revenues of $1.8 million, coupled with $1.5 million of revenue recognized in the prior year from a sale for institutional uses and $6.6 million related to the sale of an easement in the prior year without comparable activity in the current period. Other revenues increased $0.1 million in the current period compared to the prior year.

Summerlin revenues decreased $4.8 million driven by an $8.9 million decrease in the recognition of deferred revenues in the current period primarily related to a 2016 land sale. The decrease was offset by a $2.9 million increase in revenues from custom lots that resulted from an increase in the average price per lot sold, coupled with an increase of $1.2 million in all other revenues in the current period compared to the prior year.

The Woodlands Hills revenues increased $2.9 million as a result of robust sales of single family detached lots, totaling 49 in the current period, following the commencement of sales of single family detached lots in the fourth quarter of 2017.

The Woodlands revenues decreased $1.5 million as a result of a decrease in commercial land sales of $3.7 million, offset by increased revenues from residential land sales and other revenues totaling $2.2 million.

Our equity in the earnings of The Summit increased $5.8 million in the current period compared to the prior year due to increased home sale activity, starting in the fourth quarter of 2017 and continuing in the current period, and the sale of seven custom lots in the current period compared to three lots in the comparable period.

Our MPC revenues fluctuate each period given the nature of the development and sale of land in these large scale, long-term projects. However, we continue to have strong demand for our residential land, driven by robust fundamentals in the residential home sales market, and therefore we believe a better measurement of performance is the full year result instead of the quarterly result.

MPC Net Contribution
In addition to segment EBT for the MPCs, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. MPC Net Contribution is defined as MPC segment EBT, plus MPC cost of sales, depreciation and amortization, and net collections from Special Improvement District (“SID”) bonds and Municipal Utility District (“MUD”) receivables, reduced by MPC development and land acquisition expenditures. Although MPC Net Contribution can be computed from GAAP elements of income and cash flows, it is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance nor should it be used as a comparison metric with other comparable businesses. A reconciliation of segment EBT to MPC Net Contribution is presented below.

MPC Net Contribution	Three Months Ended March 31,
(In thousands)	2018	2017	$ Change
MPC Segment EBT	$36,836	$44,186	$(7,350)
Plus:
Cost of sales - land	26,043	25,869	174
MUD and SID bonds collections, net of assumptions	(2,624)	2,750	(5,374)
Depreciation and amortization	81	92	(11)
Less:
MPC development expenditures	(43,865)	(43,623)	(242)
MPC land acquisitions	506	(1,415)	1,921
Equity in earnings in Real Estate and Other Affiliates	(11,128)	(5,280)	(5,848)
MPC Net Contribution	$5,849	$22,579	$(16,730)

MPC Net Contribution decreased $16.7 million to $5.8 million for the three months ended March 31, 2018 compared to the prior year period. The decrease in EBT and the increase in Equity in earnings are explained in the EBT section, above. In addition, MUD collections decreased $5.4 million from the prior year period. This decrease is only a timing difference driven by the administrative process associated with such receivables, and it is not indicative of any underlying change in our MPC business. We currently expect that we will collect approximately $39.0 million of MUD receivables during the fourth quarter of 2018.

The following table sets forth MPC land inventory activity for the three months ended March 31, 2018:

(In thousands)	Bridgeland	Maryland	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2017	$458,908	$16,628	$852,233	$206,049	$108,460	$1,642,278
Acquisitions	506	—	—			506
Development expenditures (a)	24,250	16	13,207	2,588	1,901	41,962
MPC Cost of Sales	(1,475)	—	(20,198)	(2,846)	(1,524)	(26,043)
MUD reimbursable costs (b)	(15,739)	—	—	(218)	(732)	(16,689)
Transfer to Operating Assets	—	—	(6,705)	—	—	(6,705)
Other	(4,284)	(9)	432	48	1,996	(1,817)
Balance March 31, 2018	$462,166	$16,635	$838,969	$205,621	$110,101	$1,633,492

(a)	Development expenditures are inclusive of capitalized interest and property taxes.

(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

Strategic Developments

Our Strategic Developments assets generally require substantial future development to maximize their use. Our expenses relating to these assets are primarily related to costs associated with selling condominiums, marketing costs associated with our strategic developments, operational costs associated with the IBM building that serves as a world class information center and sales gallery for the entire Ward Village Master Plan development, carrying costs (such as property taxes and insurance), and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Developments asset, we would expect that with the exception of the residential portion of our condominium projects, upon completion of development, the asset would likely be reclassified to the Operating Assets segment when the asset is placed in service and NOI would become a meaningful measure of its operating performance. All development costs discussed herein are exclusive of land costs.

EBT for the Strategic Developments segment are summarized as follows:

Strategic Developments segment EBT	Three Months Ended March 31,
(In thousands)	2018	2017	$ Change
Total revenues	$14,656	$80,969	$(66,313)
Total operating expenses:	12,767	68,130	55,363
Segment operating income	1,889	12,839	(10,950)
Depreciation and amortization	(1,065)	(668)	(397)
Interest (expense) income, net	7,524	4,604	2,920
Equity in earnings from Real Estate and Other Affiliates	672	(145)	817
Gains on sales of properties	—	32,215	(32,215)
Segment EBT	$9,020	$48,845	$(39,825)

EBT decreased $39.8 million to $9.0 million for the three months ended March 31, 2018 compared to the prior year. The comparable period includes $32.2 million related to the sale of Elk Grove with no comparable activity in the current period. The current period was also impacted by a decrease of $10.0 million in condominium rights and units sales, net of costs, as a result of the adoption of the new revenue recognition guidance. These decreases were partially offset by an increase in interest income of $2.9 million.
The following is a summary of activity during the current period for the Seaport District and Ward Village.

The Seaport District and Pier 17

•
Executed an agreement with an affiliate of Noho Hospitality Group, co-founded by two-time James Beard award-winning chef Andrew Carmellini, to open a new restaurant in 2019 in Pier Village that will total approximately 11,000 square feet.

•	Finalized a license agreement with renowned California waterfront restaurant Malibu Farm to open its first New York location at Pier 17.

•
ESPN began broadcasting from its new studio, which occupies 19,000 square feet of rentable space on the third floor of Pier 17 through a long-term lease that we entered into with NEP Imaging Group, LLC, ESPN’s studio provider. ESPN joins the culinary experiences of the restaurants noted above, as well as those managed by Jean-Georges Vongerichten and the Momofuku Group led by David Chang.

•	Negotiated a multi-year agreement with Live Nation as the exclusive programming partner of the Pier 17 rooftop concert series.

•	Entered into a sponsorship agreement with Heineken, who will be a Founding Sponsor of the Seaport District and activate the property with unique consumer experiences.

Ward Village - Ward Village includes five mixed-use residential towers: Waiea®, Anaha®, Ae‘o®, Ke Kilohana, and ‘A‘ali‘i. Activity during the current period is presented below.

Waiea -We have entered into contracts for 166 of the 174 units as of March 31 and April 30 and closed on 160 of those units. These units under contract represent 95.4% of total units and 91.6% of the total residential square feet available for sale. The retail portion of the project is 100% leased and has been placed in service.

Anaha - We have entered into contracts for 312 of the 317 units as of March 31 and April 30 and closed on 310 and 311 of those units, respectively. These units under contract represent 98.4% of total units and 95.8% of the total residential square feet available for sale. Additionally, we have leased and placed in service 58.5% of the 16,100 square feet of retail space.

Ae‘o - We have entered into contracts for 452 and 460 of the 465 units as of March 31 and April 30, respectively. These units under contract represent 97.2% and 98.9% of total units and 95.9% and 98.4% of the total residential square feet available for sale, respectively. The retail portion of the project is 98.1% leased and was placed in service in the current period.

Ke Kilohana - We have entered into contracts for 395 of the 424 units as of March 31 and April 30. These units under contract represent 93.2% of total units and 89.9% of the total residential square feet available for sale, respectively. As previously announced, we have pre-leased all of the approximately 22,000 square feet of available retail space to CVS/Longs Drugs.

‘A‘ali‘i - Sales launched in January of the current period, expanding the selection of new homes at Ward Village. We have entered into contracts for 183 and 293 of the 751 units as of March 31, and April 30, respectively. These units under contract represent 24.4% and 39.0% of total units and 23.5% and 36.7% of the total residential square feet available for sale, respectively.

Development Starts

110 North Wacker - Our joint venture completed demolition and began construction of a new 1.4 million square foot office building at 110 North Wacker in Chicago. The total project costs are estimated to be $760.7 million, which we expect will generate a 7.9% unlevered yield on cost. We have secured a senior construction loan for $494.5 million and a preferred equity partner for 63.7% of the equity capital for the project with a total commitment of $169.6 million. Our co-developer, Riverside Investment and Development, will invest $9.7 million cash equity and will own approximately 3.6% of the project. We will contribute $87.0 million comprised of $38.1 million of implied equity based on the market appreciation of our land contribution and $48.9 million of cash and own approximately 32.7% of the project. Upon a capital event and after the repayment of the senior construction loan and the preferred equity, HHC receives 81.0% of all remaining cash flow from the project. Based on our ownership percentage, HHC’s share of the stabilized NOI is estimated to be $19.7 million.

Summerlin Ballpark - We began construction in February 2018 on the Downtown Summerlin site that will become the home of the Las Vegas 51s, the Company’s AAA baseball team. The Ballpark will also host civic, community, nonprofit and sporting events. The Company expects to close on a construction loan of approximately $53.0 million in 2018 and fund an additional $58.2 million through cash on hand. The Ballpark is expected to cost $114.7 million and contribute approximately $7.0 million to our NOI upon stabilization for an unlevered yield on cost of 6.1%, which does not include the cost of acquiring the baseball team.

Projects Under Construction

The following table summarizes our projects under construction and related debt held in Operating Assets and Strategic Developments as of March 31, 2018. Projects that are substantially complete, and therefore, have been placed in service in the Operating Assets segment may still require some capital for remaining tenant build-out. This table does not include projects for which construction has not yet started.

(In thousands)	Total Estimated Costs (a)	Costs Paid Through March 31, 2018 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Holdback to be Drawn	Debt to be Drawn (c)	Costs Remaining to be Paid, Net of Debt and Buyer Deposits/Holdbacks to be Drawn Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
Columbia
One Merriweather	$78,187	$68,748	$9,439	$—	$6,037	$3,402	(d)(e)	Open
Two Merriweather	40,941	29,468	11,473	—	12,204	(731)	(e)(f)	Open
The Woodlands
1725-35 Hughes Landing Boulevard	218,551	189,773	28,778	—	24,623	4,155	(d)(e)	Open
Three Hughes Landing	90,162	69,650	20,512	—	20,397	115	(d)(e)	Open
Other
Lakeland Village Center at Bridgeland	16,274	13,962	2,312	—	—	2,312	(i)	Open
Kewalo Basin Harbor	22,718	7,561	15,157	—	11,562	3,595	(g)	2019
Total Operating Assets	466,833	379,162	87,671	—	74,823	12,848

Strategic Developments
Chicago
110 North Wacker	48,918	39,033	9,885	—	—	9,885	(g)(j)	Q4 2020
Columbia
Three Merriweather and Garage	138,221	5,694	132,527	—	—	132,527	(g)	Q3 2019
The Woodlands
Creekside Park Apartments	42,111	21,099	21,012	—	30,000	(8,988)	(f)(k)	Q3 2018
100 Fellowship Drive	63,278	22,016	41,262	—	51,425	(10,163)	(f)	Q2 2019
Lake Woodlands Crossing Retail	15,381	2,777	12,604	—	15,522	(2,918)	(f)	Q4 2018
Seaport District
South Street Seaport - Pier 17 and Historic Area / Uplands	632,365	448,940	183,425	—	—	183,425	(g)(l)	Q3 2018
South Street Seaport - Tin Building	159,982	15,216	144,766		—	144,766	(g)	Q4 2019
Summerlin
Aristocrat	46,661	14,789	31,872	—	31,118	754	(g)	Q2 2018
Two Summerlin	49,320	18,124	31,196	—	33,432	(2,236)	(f)	Q3 2018
Downtown Summerlin Apartments	59,276	5,582	53,694		44,100	9,594	(g)	Q2 2019
Summerlin Ballpark	114,670	3,475	111,195	—	—	111,195	(g)(m)	Q2 2019
Ward Village
Ae‘o	428,508	281,828	146,680	597	119,112	26,971	(d)	Q1 2019
Anaha	401,314	376,462	24,852	—	—	24,852	(h)(n)	Open
Ke Kilohana	218,898	80,547	138,351	407	139,185	(1,241)	(f)	Q3 2019
Waiea	424,604	393,668	30,936	—	—	30,936	(h)(n)	Open
Total Strategic Developments	2,843,507	1,729,250	1,114,257	1,004	463,894	649,359
Combined Total at March 31, 2018	$3,310,340	$2,108,412	$1,201,928	$1,004	$538,717	$662,207

		Three Merriweather and Garage estimated financing				(90,000)
		Summerlin Ballpark estimated financing				(53,000)
		Estimated costs to be funded net of financing, assuming closing on estimated financing				$519,207

(a)
Total Estimated Costs represent all costs to be incurred on the project which include construction costs, demolition costs, marketing costs, tenant allowance costs, capitalized leasing, payroll or project development fees, deferred financing costs and advances for certain accrued costs from lenders and excludes land costs and capitalized corporate interest allocated to the project. Waiea, Anaha, Ae‘o, Ke Kilohana, One Merriweather and Two Merriweather exclude Master Plan infrastructure and amenity costs at Ward Village and the Merriweather District.

(b)	Costs included in (a) above which have been paid through March 31, 2018.

(c)	With respect to our condominium projects, remaining debt to be drawn is reduced by deposits used for construction.

(d)	Positive balances represent cash drawn in advance of costs paid.

(e)	Final completion is dependent on lease-up and tenant build-out.

(f)
Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to March 2018 costs that were paid by us but not yet reimbursed by our lenders. We expect to receive funds from our lenders for these costs in the future.

(g)	Positive balances represent cash equity to be invested.

(h)	Remaining cash to be paid subsequent to cash received at condo sale closing and loan payoff.

(i)	Lakeland Village Center at Bridgeland remaining debt will not be drawn; loan is paid off as of April 13, 2018.

(j)
110 North Wacker budget and estimated costs reflect Howard Hughes' total estimated equity commitment to this project, consisting of 100% of the member costs which are Land Fee Purchase, DRI Buyout, GGP Extension, GGP Termination, GGP Operating Costs and the Bonus FAR Fee plus 21% of the costs expected to be incurred for the joint venture.

(k)
Creekside Apartments closed on the additional $30.0 million of financing through our Woodlands Credit Facility in April 2017. The credit facility is available to be drawn, but we have not drawn down the facility to date.

(l)
South Street Seaport - Pier 17 and Historic Area / Uplands Total Estimated Costs and Costs Paid Through March 31, 2018 include costs required for the Pier 17 and Historical Area/Uplands and are gross of insurance proceeds received to date.

(m)	Excludes costs to acquire the baseball team.

(n)
The Waiea and Anaha facility was repaid in full on October 27, 2017 in conjunction with the closing of a substantial portion of Anaha and Waiea. Approximately 95.7% of the units in these towers were sold and closed by March 31, 2018.

Corporate and other items

Corporate and other items decreased by $43.5 million to $51.8 million for the three months ended March 31, 2018 compared to the prior year. The decrease was mainly caused by the following:

•	Decrease of $46.4 million related to loss on redemption of senior notes in the comparable period;

•	Decrease of $12.6 million related to warrant liability expenses in the comparable period;

•	Increase of $6.6 million in demolition costs related to 110 North Wacker and the Tin Building in the current period;

•	Increase of $5.5 million related to the gain on acquisition of our joint venture partner’s interest in Las Vegas 51s that took place in the comparable period; and

•	Increase of $1.9 million in development-related marketing costs related to the Seaport District in the current period.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in our MPC segment, cash generated from our operating assets, condominium closings, deposits from condominium sales (which are restricted to funding construction of the related developments), first mortgage financings secured by our assets and the corporate bond markets. Additionally, strategic sales of certain assets may provide additional cash proceeds to our operating or investing activities. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and redevelopment opportunities in our Operating Assets and Strategic Developments segments are capital intensive and will require significant additional funding, if and when pursued. Any additional funding, if available, would be raised with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time. We cannot provide assurance that financing arrangements for our properties will be on favorable terms or occur at all, which could have a negative impact on our liquidity and capital resources. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our projects. We also provided a completion guarantee to the City of New York for the Pier 17 Renovation Project.

Total outstanding debt was $2.9 billion as of March 31, 2018. Certain mortgages may require paydowns in order to exercise contractual extension terms. Our proportionate share of the debt of our Real Estate Affiliates, which is non-recourse to us, totaled $86.8 million as of March 31, 2018. The following table summarizes our net debt on a segment basis as of March 31, 2018. Net debt is defined as mortgages, notes and loans payable, including our ownership share of debt of our Real Estate and Other Affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of cash and cash equivalents and SID and MUD receivables. Although net debt is not a recognized GAAP financial measure, it is readily computable from existing GAAP information and we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

(In thousands) Segment Basis (a)	Master Planned Communities		Operating Assets		Strategic Developments		Segment Totals	Non- Segment Amounts	Total March 31, 2018
Mortgages, notes and loans payable	$235,045		$1,636,759	(c)	$104,729	(d)	$1,976,533	$1,006,065	$2,982,598
Less: cash and cash equivalents	(104,427)	(b)	(72,703)	(e)	(33,393)	(f)	(210,523)	(471,948)	(682,471)
Special Improvement District receivables	(26,371)		—		—		(26,371)	—	(26,371)
Municipal Utility District receivables	(203,436)		—		—		(203,436)	—	(203,436)
Net Debt	$(99,189)		$1,564,056		$71,336		$1,536,203	$534,117	$2,070,320

(a)	Please refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.

(b)	Includes MPC cash and cash equivalents, including $47.7 million of cash related to The Summit joint venture.

(c)	Includes our $74.2 million share of debt of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, and m.flats/TEN.M).

(d)	Includes our $12.6 million share of debt of our Real Estate and Other Affiliates in Strategic Developments segment (33 Peck Slip).

(e)
Includes our $0.4 million share of cash and cash equivalents of our Real Estate and Other Affiliates in Operating Assets segment (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, Stewart Title of Montgomery County, TX and m.flats/TEN.M).

(f)
Includes our $1.5 million share of cash and cash equivalent of our Real Estate and Other Affiliates in Strategic Developments segment (KR Holdings, LLC, HHMK Development, LLC, Circle T Ranch and Power Center, and 33 Peck Slip).

Cash Flows

Operating Activities

The cash flows and earnings generated from each business segment’s activities will likely vary significantly from year to year given the changing nature of our development focus. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2018. Operating cash continued to be utilized in the first quarter of 2018 to fund ongoing development expenditures in our Strategic Developments and MPC segments, consistent with prior years.

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

Net cash used in operating activities was $86.4 million and $97.4 million for the three months ended March 31, 2018 and 2017, respectively. The $11.0 million net decrease in cash from operating activities in the three months ended March 31, 2018 compared to the same period in 2017 was primarily related to the timing of condominium deposits received for Ae‘o and 'A'ali'i.

Investing Activities

Net cash used in investing activities was $99.9 million for the three months ended March 31, 2018 as compared to cash used in investing activities of $85.0 million for the three months ended March 31, 2017. Cash used for property developments expenditures and operating property improvements was $108.3 million and $116.4 million for the three months ended March 31, 2018 and 2017, respectively. The decreased development expenditures in 2018 compared to 2017 relate to lower spending as compared to the prior year on construction of Ward Village retail, offset by increased tenant improvement expenditures related to the lease up of One Merriweather, One Summerlin and Three Hughes Landing.

Financing Activities

Net cash (used in) provided by financing activities was $(13.1) million and $21.3 million for the three months ended March 31, 2018 and 2017, respectively. The proceeds from new loan borrowings and refinancing activities net of principal payments on mortgages, notes and loans payable were used to partially fund development activity at our condominium and other development projects. In 2018, cash provided by financing activities included loan proceeds of $63.0 million, offset by payments of $24.0 million. In 2017, cash provided by financing activities included loan proceeds of $944.7 million which reflected our $800.0 million bond offering in March 2017 and $200.0 million additional bond offering in June 2017 offset by repayments of $1.1 billion which includes the initial repurchase and subsequent redemption of $750.0 million senior notes, and a $40.0 million premium to repurchase and redeem the bonds.

Additional uses of cash from financing activities in 2018 relate to the repurchase of shares of $57.3 million. Additional sources of cash from financing activities in 2017 relate to borrowings or refinancings of existing debt primarily for Waiea and

Anaha, Millennium Six Pines, the Bridgeland master credit facility, One Merriweather, 1725/1735 Hughes Landing and Embassy Suites at Hughes Landing.

Contractual Cash Obligations and Commitments

The following table includes significant updates to our contractual obligations and commitments since December 31, 2017.

Additional information regarding our contractual obligations and commitments as well as items not included below can be found under the heading “Contractual Cash Obligations and Commitments” in our Annual Report.

The following table summarizes our contractual obligations as of March 31, 2018:

(In thousands)	Less than 1 year	1-3 years	3-5 years	5 years and thereafter	Total
Mortgages, notes and loans payable (a)	$89,556	$936,892	$528,415	$1,360,357	$2,915,220
Interest Payments (b)	137,438	354,602	158,768	143,867	794,675
Ground lease and other leasing commitments	8,769	16,378	15,527	314,129	354,803
Total	$235,763	$1,307,872	$702,710	$1,818,353	$4,064,698

(a)	Based on final maturity, inclusive of extension options.

(b)	Interest is based on the borrowings that are presently outstanding and current floating interest rates.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $187.6 million as of March 31, 2018.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. See Note 1 – Summary of Significant Accounting Policies in our Annual Report and Note 2 - Accounting Policies and Pronouncements in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps and caps. As of March 31, 2018, of our $1.4 billion of variable rate debt outstanding, $409.4 million has been swapped to a fixed-rate. We also have interest rate cap contracts for our $230.0 million Ae‘o facility and our $180.0 million Master Credit Facility for The Woodlands, $150.0 million of which is currently outstanding and $75.0 million of which is capped, to mitigate our exposure to rising interest rates. As the properties are placed in service and become stabilized, we typically refinance the variable rate debt with long-term fixed-rate debt.
As of March 31, 2018, annual interest costs would increase approximately $9.8 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 7 - Mortgages, Notes and Loans Payable and Note 9 - Derivative Instruments and Hedging Activities in our Condensed Consolidated Financial Statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

As of January 1, 2018, the Company adopted Topic 606. In connection with the adoption, we implemented certain changes to our processes and controls related to revenue recognition. These changes included the development of new policies and practices based on the five-step model outlined in Topic 606, new contract review requirements and new processes and controls related to the additional disclosure requirements. There were no other changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed on the Form 8-K filed with the SEC on February 23, 2018, we agreed to repurchase 475,920 shares of our common stock, par value $0.01 per share (the "Purchased Shares"), in a private transaction with an unaffiliated entity at a purchase price of $120.33 per share, or approximately $57,267,453 in the aggregate. The repurchase of the Purchased Shares was consummated on February 21, 2018. We funded the purchase price for the Purchased Shares with cash on hand. This was the only repurchase of equity securities we made during the three-month period ended March 31, 2018. We do not have a stock repurchase program currently in effect.

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

+   Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2018 and 2017, and (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ David R. O’Reilly
David R. O’Reilly
Chief Financial Officer
May 1, 2018