Form 10-Q
period 2018-06-30
Howard Hughes Corp
filed 2018-08-06
CIK 1498828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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
☐ Yes    ☒ No

The number of shares of common stock, $0.01 par value, outstanding as of July 26, 2018 was 43,055,006.

THE HOWARD HUGHES CORPORATION

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDTIED)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(In thousands, except shares and par value amounts)	June 30, 2018	December 31, 2017
Assets:
Investment in real estate:
Master Planned Communities assets	$1,640,298	$1,642,278
Buildings and equipment	2,390,097	2,238,617
Less: accumulated depreciation	(341,599)	(321,882)
Land	273,444	277,932
Developments	1,739,787	1,196,582
Net property and equipment	5,702,027	5,033,527
Investment in real estate and other affiliates	99,444	76,593
Net investment in real estate	5,801,471	5,110,120
Cash and cash equivalents	606,715	861,059
Restricted cash	129,654	103,241
Accounts receivable, net	13,471	13,041
Municipal Utility District receivables, net	222,857	184,811
Notes receivable, net	4,085	5,864
Deferred expenses, net	93,319	80,901
Prepaid expenses and other assets, net	262,125	370,027
Total assets	$7,133,697	$6,729,064

Liabilities:
Mortgages, notes and loans payable, net	$3,137,773	$2,857,945
Deferred tax liabilities	141,799	160,850
Accounts payable and accrued expenses	703,514	521,718
Total liabilities	3,983,086	3,540,513

Commitments and contingencies (see Note 10)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 43,545,778 shares issued and 43,040,485 outstanding as of June 30, 2018 and 43,300,253 shares issued and 43,270,880 outstanding as of December 31, 2017	436	433
Additional paid-in capital	3,314,197	3,302,502
Accumulated deficit	(180,967)	(109,508)
Accumulated other comprehensive income (loss)	2,515	(6,965)
Treasury stock, at cost, 505,293 and 29,373 shares as of June 30, 2018 and December 31, 2017, respectively	(60,743)	(3,476)
Total Stockholders' equity	3,075,438	3,182,986
Noncontrolling interests	75,173	5,565
Total equity	3,150,611	3,188,551
Total liabilities and equity	$7,133,697	$6,729,064
See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Revenues:
Condominium rights and unit sales	$20,885	$148,211	$31,722	$228,356
Master Planned Communities land sales	52,432	69,144	98,997	122,625
Minimum rents	50,509	45,073	99,912	91,399
Tenant recoveries	12,250	11,642	25,002	23,041
Hospitality revenues	22,569	19,703	45,630	39,414
Builder price participation	5,628	4,480	10,709	9,141
Other land revenues	4,712	4,463	8,843	15,045
Other rental and property revenues	12,020	5,923	21,869	11,380
Total revenues	181,005	308,639	342,684	540,401

Expenses:
Condominium rights and unit cost of sales	28,816	106,195	35,545	166,678
Master Planned Communities cost of sales	26,383	33,376	52,426	59,245
Master Planned Communities operations	10,587	7,307	20,912	16,701
Other property operating costs	25,730	20,291	48,905	38,799
Rental property real estate taxes	7,502	6,550	15,629	14,087
Rental property maintenance costs	3,951	3,608	7,148	6,636
Hospitality operating costs	15,417	14,164	30,984	28,009
Provision for doubtful accounts	1,359	745	2,135	1,280
Demolition costs	6,660	63	13,331	128
Development-related marketing costs	7,188	4,716	13,266	8,921
General and administrative	26,886	22,944	51,150	41,061
Depreciation and amortization	29,087	34,770	57,275	60,294
Total expenses	189,566	254,729	348,706	441,839

Operating (loss) income before other items	(8,561)	53,910	(6,022)	98,562

Other:
Gains on sales of properties	—	—	—	32,215
Other income, net	266	223	266	910
Total other	266	223	266	33,125

Operating (loss) income	(8,295)	54,133	(5,756)	131,687

Interest income	2,603	785	4,679	1,407
Interest expense	(18,903)	(14,448)	(35,512)	(32,306)
Loss on redemption of senior notes due 2021	—	—	—	(46,410)
Warrant liability loss	—	(30,881)	—	(43,443)
Gain on acquisition of joint venture partner's interest	—	—	—	5,490
Equity in earnings from real estate and other affiliates	16,299	9,834	30,685	18,354
(Loss) income before taxes	(8,296)	19,423	(5,904)	34,779
(Benefit) provision for income taxes	(2,417)	16,303	(1,859)	26,000
Net (loss) income	(5,879)	3,120	(4,045)	8,779
Net loss attributable to noncontrolling interests	791	—	431	—
Net (loss) income attributable to common stockholders	$(5,088)	$3,120	$(3,614)	$8,779

Basic (loss) income per share:	$(0.12)	$0.08	$(0.08)	$0.22

Diluted (loss) income per share:	$(0.12)	$0.07	$(0.08)	$0.20
See Notes to Condensed Consolidated Financial Statements.

 THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net (loss) income	$(5,879)	$3,120	$(4,045)	$8,779
Other comprehensive income:
Interest rate swaps (a)	5,353	(2,683)	13,398	(2,250)
Capitalized swap interest income (expense) (b)	49	(46)	59	(121)
Pension adjustment (c)	(2,010)	—	(2,010)	—
Adoption of ASU 2018-02 (d)	—	—	(1,148)	—
Adoption of ASU 2017-12 (e)	—	—	(739)	—
Terminated swap amortization	(80)	—	(80)	—
Other comprehensive income (loss)	3,312	(2,729)	9,480	(2,371)
Comprehensive (loss) income	(2,567)	391	5,435	6,408
Comprehensive loss attributable to noncontrolling interests	791	—	431	—
Comprehensive (loss) income attributable to common stockholders	$(1,776)	$391	$5,866	$6,408

(a)
Amounts are shown net of deferred tax expense of $1.8 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively, and $3.9 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively.

(b)
The deferred tax impact was not meaningful for the three months ended June 30, 2018 and 2017 and for the six months ended June 30, 2018. Amount is net of deferred tax benefit of $0.1 million for the six months ended June 30, 2017.

(c)	Net of deferred tax benefit of $0.6 million, for the three and six months ended June 30, 2018.

(d)
The Company adopted Accounting Standards Update ("ASU") 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, as of January 1, 2018. See Note 2 - Accounting Policies and Pronouncements for further discussion.

(e)
The Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as of January 1, 2018. See Note 2 - Accounting Policies and Pronouncements for further discussion.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2016	39,802,064	$398	$2,853,269	$(277,912)	$(6,786)	(12,061)	$(1,231)	$2,567,738	$3,772	$2,571,510
Net income	—	—	—	8,779	—	—	—	8,779	—	8,779
Interest rate swaps, net of tax of $1,221	—	—	—	—	(2,250)	—	—	(2,250)	—	(2,250)
Capitalized swap interest, net of tax of $66	—	—	—	—	(121)	—	—	(121)	—	(121)
Grant of management warrants (a)	—	—	—	—	—	—	—	—	—	—
Stock plan activity	347,583	3	14,491	—	—	(4,321)	(532)	13,962	—	13,962
Exercise of Warrants	3,052,453	31	375,582	—	—	—	—	375,613	—	375,613
Balance, June 30, 2017	43,202,100	$432	$3,243,342	$(269,133)	$(9,157)	(16,382)	$(1,763)	$2,963,721	$3,772	$2,967,493

Balance, December 31, 2017	43,300,253	$433	$3,302,502	$(109,508)	$(6,965)	(29,373)	$(3,476)	$3,182,986	$5,565	$3,188,551
Net loss	—	—	—	(3,614)	—	—	—	(3,614)	(431)	(4,045)
Interest rate swaps, net of tax of $3,933	—	—	—	—	13,398	—	—	13,398	—	13,398
Forward swap amortization	—	—	—	—	(80)	—	—	(80)	—	(80)
Pension adjustment, net of tax of $641	—	—	—	—	(2,010)	—	—	(2,010)	—	(2,010)
Capitalized swap interest, net of tax of $16	—	—	—	—	59	—	—	59	—	59
Adoption of ASU 2014-09	—	—	—	(69,732)	—	—	—	(69,732)	—	(69,732)
Adoption of ASU 2017-12	—	—	—	739	(739)	—	—	—	—	—
Adoption of ASU 2018-02	—	—	—	1,148	(1,148)	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	(475,920)	(57,267)	(57,267)	—	(57,267)
Contributions to joint ventures	—	—	—	—	—	—	—	—	70,039	70,039
Stock plan activity	245,525	3	11,695	—	—	—	—	11,698	—	11,698
Balance, June 30, 2018	43,545,778	$436	$3,314,197	$(180,967)	$2,515	(505,293)	$(60,743)	$3,075,438	$75,173	$3,150,611

(a)
Represents the warrant granted to our Chief Executive Officer on June 16, 2017 to purchase 1,965,409 shares of the Company's stock upon receipt of the $50.0 million purchase price, which was required to be paid no later than 75 days from June 16, 2017. See Note 13 - Warrants for additional information.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash Flows from Operating Activities:
Net (loss) income	$(4,045)	$8,779
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	50,810	51,779
Amortization	5,959	8,515
Amortization of deferred financing costs	3,427	2,940
Amortization of intangibles other than in-place leases	506	(791)
Straight-line rent amortization	(5,914)	(2,553)
Deferred income taxes	(2,558)	24,440
Restricted stock and stock option amortization	5,705	3,407
Gains on sales of properties	—	(32,215)
Gain on acquisition of joint venture partner's interest	—	(5,490)
Net decrease (increase) in minimum pension liability	(2,652)	—
Warrant liability loss	—	43,443
Loss on redemption of senior notes due 2021	—	46,410
Equity in earnings from real estate and other affiliates, net of distributions	(23,531)	(13,440)
Provision for doubtful accounts	2,135	1,280
Master Planned Communities land acquisitions	(2,554)	(1,415)
Master Planned Communities development expenditures	(90,403)	(90,973)
Master Planned Communities cost of sales	46,937	53,240
Condominium development expenditures	(142,673)	(191,499)
Condominium rights and unit cost of sales	35,545	166,678
Percentage of completion revenue recognition from sale of condominium rights and unit sales	—	(228,356)
Net changes:
Accounts and notes receivable	(5,475)	272
Prepaid expenses and other assets	(3,302)	(4,872)
Condominium deposits received	47,906	31,872
Deferred expenses	(6,825)	(9,672)
Accounts payable and accrued expenses	(20,823)	(40,526)
Condominium deposits receivable	—	32,377
Other, net	—	(191)
Cash used in operating activities	(111,825)	(146,561)

Cash Flows from Investing Activities:
Property and equipment expenditures	(2,965)	(4,814)
Operating property improvements	(29,774)	(8,967)
Property developments and redevelopments	(198,684)	(195,189)
Acquisition of assets	(179,471)	(15,404)
Proceeds for reimbursement of development costs	—	11,165
Proceeds from sales of properties	—	36,000
Proceeds from Tax Increment Financings	12,319	—
Distributions from real estate and other affiliates	1,503	—
Note issued to real estate and other affiliates	(3,795)	—
Proceeds from repayment of note to Real Estate Affiliate	—	(1,391)
Maturity of long term investment	—	3,558
Investments in real estate and other affiliates, net	(244)	—
Cash used in investing activities	(401,111)	(175,042)

Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	299,974	1,399,843
Principal payments on mortgages, notes and loans payable	(41,573)	(1,085,438)
Premium paid to redeem 2021 senior notes	—	(39,966)
Purchase of treasury stock	(57,267)	—
Special Improvement District bond funds released from escrow	1,468	1,602
Deferred financing costs and bond issuance costs, net	(1,980)	(11,383)
Taxes paid on stock options exercised and restricted stock vested	(3,234)	(9,029)
Gain on unwinding of swaps	9,390	—
Stock options exercised	9,227	19,109
Issuance of noncontrolling interests	69,000	—
Cash provided by financing activities	285,005	274,738

Net change in cash, cash equivalents and restricted cash	(227,931)	(46,865)
Cash, cash equivalents and restricted cash at beginning of period	964,300	915,139
Cash, cash equivalents and restricted cash at end of period	$736,369	$868,274

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(In thousands)	2018	2017
Supplemental Disclosure of Cash Flow Information:
Interest paid	$67,969	$60,566
Interest capitalized	37,122	35,291
Income taxes paid (refunded), net	70	1,873

Non-Cash Transactions:
Exercise of Sponsor and Management Warrants	—	375,613
Special Improvement District bond transfers associated with land sales	5,489	6,005
Accrued interest on construction loan borrowing	1,794	2,522
Capitalized stock compensation	921	765
Acquisition of Las Vegas 51s
Building	—	87
Developments	—	65
Accounts receivable	—	633
Other assets	—	32,820
Other liabilities	—	(2,294)

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 26, 2018 (the "Annual Report"). Approximately $103.2 million in restricted cash was reclassified from Prepaid expenses and other assets, net to Restricted cash on the Condensed Consolidated Balance Sheets at December 31, 2017 to conform to the 2018 presentation. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and equity for the interim periods have been included. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 and future fiscal years.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements up to the date and time this Quarterly Report on Form 10-Q was filed.

Impact of new accounting standard related to Revenue
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. HHC adopted Topic 606 and all its related amendments (the “New Revenue Standard”) as of January 1, 2018 (the “Adoption Date”) using the modified retrospective transition method. Accordingly, prior period amounts presented have not been adjusted.
HHC recorded a cumulative effect adjustment of $69.7 million, net of taxes of $19.6 million, to increase Accumulated deficit as of the Adoption Date due to the impact of adopting Topic 606. As discussed in the Annual Report, Condominium rights and unit sales revenues were previously required to be recognized under the percentage of completion method. Under the new guidance, revenue and cost of sales for condominium units sold are not recognized until the construction is complete, the sale closes and the title to the property has transferred to the buyer (point in time). Additionally, certain real estate selling costs, such as the costs related to the Company's condominium model units, are either expensed immediately or capitalized as property and equipment and depreciated over their estimated useful life. The cumulative effect adjustments as of the Adoption Date consists of:

•	a decrease in Condominium receivables of $154.2 million,

•	an increase in Buildings and equipment, net, of $3.4 million,

•	an increase to Developments of $150.8 million,

•	an increase to Prepaid expenses and other assets, net of $5.6 million,

•	an increase to Accounts payable and accrued expenses of $95.0 million,

•	a decrease to Deferred tax liabilities of $19.6 million, and

•	an increase in Accumulated deficit of $69.7 million, net of taxes of $19.6 million.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The following Balance Sheet line items were affected as of June 30, 2018, as a result of HHC's adoption of the New Revenue Standard:

	June 30, 2018
Condensed Consolidated Balance Sheet (in thousands)	Recognition Under Previous Guidance	Impact of Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Buildings and equipment, net	$2,046,542	$1,956	$2,048,498
Developments	1,329,468	410,319	1,739,787
Deferred expenses, net	89,931	3,388	93,319
Prepaid expenses and other assets, net	706,930	(444,805)	262,125
Deferred tax liabilities	179,208	(37,409)	141,799
Accounts payable and accrued expenses	570,250	133,264	703,514
Accumulated deficit	(55,493)	(125,474)	(180,967)

For the three and six months ended June 30, 2018, the following Condensed Consolidated Statements of Operations line items were affected as a result of HHC's adoption of the New Revenue Standard:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Condensed Consolidated Statements of Operations (in thousands)	Recognition Under Previous Guidance	Impact of Adoption of ASC Topic 606	Recognition Under ASC Topic 606	Recognition Under Previous Guidance	Impact of Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Condominium rights and unit sales	$216,490	$(195,605)	$20,885	$370,192	$(338,470)	$31,722
Condominium rights and unit cost of sales	197,889	(169,073)	28,816	302,476	(266,931)	35,545
Depreciation and amortization	28,107	980	29,087	55,306	1,969	57,275
Operating income (loss) before other items	18,949	(27,510)	(8,561)	67,485	(73,507)	(6,022)
Provision (benefit) for income taxes	4,234	(6,651)	(2,417)	15,908	(17,767)	(1,859)
Net income (loss)	14,982	(20,861)	(5,879)	51,696	(55,741)	(4,045)
Net income (loss) attributable to common stockholders	15,773	(20,861)	(5,088)	52,127	(55,741)	(3,614)

For the three and six months ended June 30, 2018, the following Condensed Consolidated Statements of Comprehensive Income line items were affected as a result of HHC's adoption of the New Revenue Standard:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Condensed Consolidated Statements of Comprehensive Income (in thousands)	Recognition Under Previous Guidance	Impact of Adoption of ASC Topic 606	Recognition Under ASC Topic 606	Recognition Under Previous Guidance	Impact of Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Net income (loss)	$14,982	$(20,861)	$(5,879)	$51,696	$(55,741)	$(4,045)
Comprehensive income (loss)	18,294	(20,861)	(2,567)	61,176	(55,741)	5,435
Comprehensive income (loss) attributable to common stockholders	19,085	(20,861)	(1,776)	61,607	(55,741)	5,866

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The following Condensed Consolidated Statements of Cash Flows line items were affected as of June 30, 2018, as a result of HHC's adoption of the New Revenue Standard:

	Six Months Ended June 30, 2018
Condensed Consolidated Statements of Cash Flows (in thousands)	Recognition Under Previous Guidance	Impact of Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Net income (loss)	$51,696	$(55,741)	$(4,045)
Depreciation and amortization	55,306	1,969	57,275
Deferred income taxes	15,209	(17,767)	(2,558)
Condominium rights and unit cost of sales	302,476	(266,931)	35,545
Percentage of completion revenue recognition from sale of condominium rights and unit sales	(338,470)	338,470	—

See Note 2 - Accounting Policies and Pronouncements for further discussion of accounting policies impacted by the Company's adoption of the New Revenue Standard and disclosures required by the New Revenue Standard.

NOTE 2 ACCOUNTING POLICIES AND PRONOUNCEMENTS

The following is a summary of recently issued and other notable accounting pronouncements which relate to HHC's business.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2018. The amendments must be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Early adoption is permitted. The Company adopted ASU 2018-02 as of January 1, 2018, and an election was made to reclassify $1.1 million from Accumulated other comprehensive income (loss) to Accumulated deficit.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to enable entities to better portray the economic results of their risk management activities in their financial statements. The ASU expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk and eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The ASU also eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same Consolidated Statements of Operations line as the hedged item. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2018. The new standard must be adopted using a modified retrospective approach with early adoption permitted. The Company adopted ASU 2017-12 as of January 1, 2018 and, as a result, $0.7 million of ineffectiveness recognized prior to 2018 for its swaps was reclassified to Accumulated deficit from Accumulated other comprehensive income (loss).
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
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The standard defines an “in-substance nonfinancial asset” as a financial asset promised to a counterparty in a contract if substantially all the fair value of the assets is concentrated in nonfinancial assets. The ASU also provides guidance for

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

accounting for partial sales of nonfinancial assets such as real estate. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. The new standard must be adopted retrospectively with early adoption permitted. The Company adopted ASU 2017-05 as of January 1, 2018, and it did not have an impact on the Company’s financial position or results of operations as the Company did not have partial sales in the period presented.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This standard is intended to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. In computing the implied fair value of goodwill under step two, an entity determined the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognizing the impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The new standard must be adopted prospectively with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statements of cash flows. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. As required, the Company adopted ASU 2016-18 retrospectively as of January 1, 2018, resulting in presentation of an additional $39.7 million in Cash used in operating activities and $2.5 million in Cash provided for investing activities for the six months ended June 30, 2017, related to an additional $37.2 million of changes in Restricted cash in the Condensed Consolidated Statements of Cash Flows in the respective period. The nature of these restrictions relates primarily to escrowed condominium deposits and other amounts related to taxes, insurance, legally restricted security deposits and leasing costs held in escrow.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The standard addresses how certain cash receipts and payments are presented and classified in the statements of cash flows, including debt extinguishment costs, distributions from equity method investees and contingent consideration payments made after a business combination. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this standard retrospectively, as of January 1, 2018. ASU 2016-15 had no impact on the Company's presentation of operating, investing and financing activities related to certain cash receipts and payments on its consolidated statements of cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effective date of the standard is for fiscal years, and for interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-13 may have on its consolidated financial statements.
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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

The following table presents HHC's revenues disaggregated by revenue source:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2018	June 30, 2018
Revenues
From contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$20,885	$31,722
Master Planned Communities land sales	52,432	98,997
Hospitality revenues	22,569	45,630
Builder price participation	5,628	10,709
Total revenue from contracts with customers	101,514	187,058

Recognized at a point in time and/or over time:
Other land revenues	4,712	8,843
Other rental and property revenues	12,020	21,869
Total other income	16,732	30,712

Rental and other income (lease-related revenues)
Minimum rents	50,509	99,912
Tenant recoveries	12,250	25,002
Total rental income	62,759	124,914

Total revenues	$181,005	$342,684

Revenues by segment
Master Planned Communities revenues	$62,765	$118,530
Operating Assets revenues	93,223	184,481
Strategic Developments revenues	25,017	39,673

Total revenues	$181,005	$342,684

Below is a discussion of the performance obligations, significant judgments and other required disclosures related to revenues from contracts with customers.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

The Company receives cash payments in the form of escrowed condominium deposits from customers who have contracted to purchase a condominium unit based on billing schedules established in HHC's condominium purchase agreement contracts. The Company holds these contract assets in Restricted cash, unless released from escrow in accordance with the escrow agreement and on approval of HHC's lender to fund construction costs of a project. A corresponding condominium contract deposit liability is established at the date of receipt, representing a portion of HHC's unsatisfied performance obligation at each reporting date. These deposits, along with the balance of the contract value, are recognized at closing upon satisfaction of HHC's performance obligation and transfer of title to the buyer. Condominium receivables, a conditional right to consideration for satisfaction of HHC's completed obligations, were established under legacy GAAP for condominium units for which revenue was previously recognized under the percentage of completion method. As of the Adoption Date, condominium receivables are recorded only in limited circumstances.

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

Master Planned Communities Land Sales

Revenues from land sales are recognized at a point in time when the land sale closing process is complete. The transaction price generally has both fixed and variable components, with the fixed price stipulated in the contract and representative of a single performance obligation. See Builder Price Participation ("BPP") below for a discussion of the variable component. The fixed transaction price, which is the amount of consideration received in full upon transfer of the land title to the buyer, is allocated to this single obligation and is received at closing of the land sale less any amounts previously paid on deposit.

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Builder Price Participation

BPP is the variable component of the transaction price for Master Planned Communities Land Sales. BPP is earned when a developer that acquired land from HHC develops and sells a home to an end user at a price higher than a predetermined breakpoint. The excess over the breakpoint is shared between HHC and the developer at the time of closing on the sale of the home based on a percentage previously agreed upon. The Company concluded that as of the Adoption Date and as of June 30, 2018, BPP was constrained, as discussed below, and accordingly, the Company did not recognize an estimate of variable consideration. The Company's conclusion is based on the following factors:

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

Other land revenues - over time and point in time

Other land revenues recognized over time include ground maintenance revenue, homeowner association fee revenue and revenue from providing exclusive cable and internet services at the Company's Master Planned Communities ("MPC") for the benefit of the tenants and owners of the communities. These revenues are recognized over time, as time elapses. The amount of consideration and the duration are fixed, as stipulated in the related agreements, and represent a single performance obligation.

Other land revenues also include transfer fees on the secondary sales of homes in MPC, forfeitures of earnest money deposits by buyers of HHC's condominium units, and other miscellaneous items. These items are recognized at a point in time when the real estate closing process is complete or HHC has a legal right to the respective fee or deposit.

Other rental and property revenue - over time and point in time

Other rental and property revenues related to contracts with customers is generally comprised of baseball related ticket sales, retail operations, advertising and sponsorships. Season ticket sales are recognized over time as games take place. Baseball-related sponsorships generally cover a season, and the related revenue is recognized over time, as time elapses. Single tickets and retail operations are recognized at a point in time, at the time of sale. In all cases, the transaction prices are fixed, stipulated in the ticket, contract, or product, and representative in each case of a single performance obligation. From time to time, the Company enters into advertising and sponsorship agreements that allow third parties to display their advertising and products at HHC's venues for a certain amount of time. Consideration for these services is fixed as specified in each respective agreement, is related to a single performance obligation in each case and HHC recognizes the related revenue over time, as time elapses.

Contract Assets and Liabilities

Contract assets are the Company's right to consideration in exchange for goods or services that have been transferred to a customer, excluding any amounts presented as a receivable. Contract liabilities are the Company's obligation to transfer goods or services to a customer for which the Company has received consideration.

The Company had no contract assets as of January 1, 2018 and as of June 30, 2018. The beginning and ending balances of contract liabilities and significant activity during the period is as follows:

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Contract
(In thousands)	Liabilities
Balance as of January 1, 2018	$179,179
Consideration earned during the period	(33,327)
Consideration received during the period	97,808
Balance as of June 30, 2018	$243,660
Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations as of June 30, 2018 represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations are associated with contracts that generally are noncancellable by the customer after 30 days; however, purchasers of HHC's condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company's remaining unsatisfied performance obligations as of June 30, 2018 is $1.2 billion. The Company expects to recognize this amount as revenue over the following periods:

(In thousands)	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$715,346	$204,058	$256,030

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as BPP, as discussed above.

NOTE 3 REAL ESTATE AND OTHER AFFILIATES

The Company's investments in real estate and other affiliates that are reported in accordance with the equity and cost methods are as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Equity Method Investments
Master Planned Communities:
The Summit (a)	—%	—%	$68,370	$45,886	$14,100	$9,792	$25,228	$15,072
Operating Assets:
Las Vegas 51s, LLC (b)	100%	100%	—	—	—	—	—	(152)
Constellation (b)	100%	100%	—	—	—	(385)	—	(322)
The Metropolitan Downtown Columbia (c)	50%	50%	—	—	204	216	284	274
Stewart Title of Montgomery County, TX	50%	50%	3,676	3,673	145	183	227	209
Woodlands Sarofim #1	20%	20%	2,702	2,696	16	23	36	30
m.flats/TEN.M (d)	50%	50%	4,281	6,521	(1,367)	—	(2,304)	—
Strategic Developments:
Circle T Ranch and Power Center	50%	50%	7,891	4,455	3,436	—	3,436	—
HHMK Development	50%	50%	10	10	—	—	—	—
KR Holdings	50%	50%	4	749	4	5	676	16
33 Peck Slip	35%	35%	8,654	8,651	(240)	—	(240)	(156)
			95,588	72,641	16,298	9,834	27,343	14,971
Cost method investments			3,856	3,952	1	—	3,342	3,383
Investment in real estate and other affiliates			$99,444	$76,593	$16,299	$9,834	$30,685	$18,354

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(a)	Please refer to the schedules below and elsewhere in this Quarterly Report for relevant financial statement information.

(b)	HHC acquired this joint venture partner’s interest in 2017 and has consolidated the assets and liabilities of the entity in its financial results.

(c)
The Metropolitan Downtown Columbia was in a deficit position of $3.1 million and $2.6 million at June 30, 2018 and December 31, 2017, respectively, due to distributions from operating cash flows in excess of basis. This deficit balance is presented in Accounts payable and accrued expenses at June 30, 2018 and December 31, 2017.

(d)	Property was transferred from Strategic Developments to Operating Assets during the three months ended March 31, 2018.

As of June 30, 2018, HHC is not the primary beneficiary of any of the joint ventures listed above because it does not have the power to direct activities that most significantly impact the economic performance of the joint ventures; therefore, the Company reports its interests in accordance with the equity method. As of June 30, 2018, approximately $191.6 million of indebtedness was secured by the properties owned by HHC's real estate and other affiliates of which HHC's share was approximately $88.9 million based upon economic ownership. All of this indebtedness is without recourse to HHC.

As of June 30, 2018, HHC is the primary beneficiary of four variable interest entities ("VIEs") which are consolidated in the financial statements. HHC began consolidating 110 North Wacker and its underlying entities in the second quarter of 2018 as further discussed below. As of December 31, 2017, HHC was the primary beneficiary of three VIEs which are consolidated in the financial statements. The creditors of the other three consolidated VIEs do not have recourse to the Company. As of June 30, 2018, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $115.4 million and $52.5 million, respectively. As of December 31, 2017, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $24.8 million and $2.7 million, respectively. The assets of the VIEs are restricted for use only by the particular VIEs and are not available for the Company's general operations.

During the second quarter of 2018, HHC executed a joint venture agreement with USAA related to 110 North Wacker. At execution, HHC contributed land with a book basis of $33.6 million and an agreed upon fair value of $85.0 million to obtain 90% ownership interest in the joint venture. USAA contributed $64.0 million in cash to obtain 10% ownership interest in the joint venture. The Company has subsequent capital obligations of $42.7 million, and USAA is required to fund up to $105.6 million in addition to its initial contribution. The Company has concluded that it is the primary beneficiary of the VIE because it has the power to direct activities that most significantly impact the joint venture’s economic performance during the development phase of the project.

Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, the Company's share of the venture’s income-producing activities is recognized based on the Hypothetical Liquidation Book Value method, which represents an economic interest of approximately 33% for HHC. Under this method, HHC recognizes income or loss in Equity in earnings from real estate and other affiliates based on the change in its underlying share of the venture's net assets on a hypothetical liquidation basis as of the reporting date. After USAA receives a 9.0% preferred return on its capital contribution, HHC is entitled to cash distributions from the venture until it receives a 9.0% return. Subsequently, USAA is entitled to cash distributions equal to 11.11% of the amount distributed to HHC that resulted in a 9.0% return. Thereafter, the members are entitled to distributions pari passu to their ownership interest.

On April 30, 2018, the joint venture closed on a $494.5 million construction loan, which will be drawn upon over the period of development. In connection with closing, HHC received a $52.2 million distribution. The Company has provided financial guarantees up to $89.0 million and certain construction guarantees. The financial guarantees are released as certain project milestones are achieved.

During the first quarter of 2015, HHC formed DLV/HHPI Summerlin, LLC (“The Summit”), a joint venture with Discovery Land Company (“Discovery”), contributed land with a book basis of $13.4 million and transferred Special Improvement District ("SID") bonds related to such land with a carrying value of $1.3 million to the joint venture at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million of cash as its capital contribution, and the Company has no further capital obligations. The gains on the contributed land are recognized in Equity in earnings from real estate and other affiliates as the joint venture sells lots.

After the Company receives its capital contribution of $125.4 million and a 5.0% preferred return on such capital contribution, Discovery is entitled to cash distributions by the joint venture until it has received two times its equity contribution. Any further cash distributions are shared equally. Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, the Company's share of the venture’s income-producing activities is recognized based on the Hypothetical Liquidation Book Value method. Under this method, HHC recognizes income or loss based on the change in its underlying share of the venture's net assets on a hypothetical liquidation basis as of the reporting date.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Relevant financial statement information for The Summit is summarized as follows:

	June 30,	December 31,
(In millions)	2018	2017
Total Assets	$213.9	$166.9
Total Liabilities	143.4	118.9
Total Equity	70.5	48.0

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Revenues (a)	$37.5	$20.7	$60.9	$32.2
Net income	14.1	9.8	25.2	15.1
Gross Margin	14.2	12.1	27.5	18.6

(a)
Revenues related to land sales at the joint venture are recognized on a percentage of completion basis as The Summit follows the private company timeline for implementation of the New Revenue Standard of January 1, 2019. The Company has evaluated this impact and concluded that at this time it is not material to HHC's Condensed Consolidated Financial Statements.

NOTE 4 RECENT TRANSACTIONS

On July 10, 2018, the Company closed on the sale of 123 acres in Summerlin for a total sales price of $69.0 million. The transaction included a seller financing note in the amount of $35.8 million which will be payable in full on December 7, 2018.

On June 8, 2018, the Company acquired the property at 250 Water Street, an approximately one-acre parking lot in the Seaport District. The Company purchased the site for $180.0 million plus closing costs, consisting of an initial payment of $53.1 million and a $129.7 million note payable. The loan has an initial interest-free term of six months with an initial maturity date of December 8, 2018, and three, six-month extension options at a rate of 6.00%. The second and third extension options each require a $30.0 million pay down.

On April 30, 2018, the Company and its joint venture partners closed on a $494.5 million construction loan for 110 North Wacker, of which the Company has guaranteed approximately $89.0 million. The loan initially bears interest at LIBOR plus 3.00% and steps up or down based on various leasing thresholds. The loan has an initial maturity date of April 30, 2022, and two, one-year extension options.

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

NOTE 5 IMPAIRMENT

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. With respect to the Investment in real estate and other affiliates, a series of operating losses of an underlying asset or other factors may indicate that a decrease in value has occurred which is other‑than‑temporary. The investment in each Real Estate and Other Affiliate is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other‑than‑temporary. No impairment charges were recorded during the three and six months ended June 30, 2018 or during the year ended December 31, 2017. The Company periodically evaluates its strategic alternatives with respect to each of its properties and may revise its strategy from time to time, including its intent to hold an asset on a long-term basis or the timing of potential asset dispositions. These changes in strategy could result in impairment charges in future periods.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 6 OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of Prepaid expenses and other assets:

	June 30,	December 31,
(In thousands)	2018	2017
Condominium inventory	$46,780	$—
Straight-line rent	44,560	39,136
Intangibles	34,295	34,802
Special Improvement District receivable	25,206	26,430
Below-market ground leases	18,478	18,647
Security and escrow deposits	16,986	16,949
Equipment, net of accumulated depreciation of $7.5 million and $6.9 million, respectively	16,380	16,955
Other	13,127	4,798
Prepaid expenses	10,599	11,731
Tenant incentives and other receivables	9,135	8,482
In-place leases	9,091	10,821
Interest rate swap derivative assets	7,269	4,470
TIF receivable	6,872	14,444
Federal income tax receivable	2,000	2,198
Above-market tenant leases	1,347	1,648
Condominium receivables	—	158,516
Prepaid expenses and other assets, net	$262,125	$370,027

The $107.9 million net decrease primarily relates to the following: (i) $158.5 million decrease in Condominium receivables of which $99.6 million relates to the adoption of the New Revenue Standard; (ii) $1.7 million decrease in In-place leases; (iii) $1.2 million decrease in Special Improvement District receivable; and (iv) $1.1 million decrease in Prepaid expenses, which were partially offset by the following: (i) $46.8 million increase in Condominium inventory; (ii) $5.4 million increase in Straight-line rent due to additional Operating Assets placed in service during the year; and (iii) $2.8 million increase in Interest rate swap derivative assets.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses:

	June 30,	December 31,
(In thousands)	2018	2017
Construction payables	$290,991	$217,838
Condominium deposit liabilities	203,481	55,975
Deferred income	51,894	53,337
Other	28,154	34,699
Accrued payroll and other employee liabilities	25,790	41,236
Tenant and other deposits	25,138	18,937
Accrued interest	22,135	20,322
Accounts payable and accrued expenses	21,922	35,887
Accrued real estate taxes	17,471	22,289
Straight-line ground rent liability	15,844	14,944
Interest rate swaps	694	5,961
Above-market ground leases	—	293
Accounts payable and accrued expenses	$703,514	$521,718

The $181.8 million net increase in total Accounts payable and accrued expenses primarily relates to the following: (i) $147.5 million increase in Condominium deposit liabilities, $99.6 million of which relates to the impact of the adoption of the New Revenue Standard, with the remainder representing new sales, primarily at Ae‘o and ‘A‘ali‘i; (ii) $73.2 million increase in Construction payables predominantly related to the towers under construction at Ward Village as the projects move toward completion; and (iii) $6.2 million increase in Tenant and other deposits, which were partially offset by the following: (i) $15.4 million decrease in Accrued payroll and other employee liabilities due to payment in the first quarter of 2018 of annual incentive bonus for 2017; (ii) $14.0 million decrease in Accounts payable and accrued expenses; (iii) $6.5 million decrease in Other; (iv) $5.3 million decrease in Interest rate swaps; and (v) $4.8 million decrease in Accrued real estate taxes.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 7 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Fixed-rate debt:
Unsecured 5.375% Senior Notes	$1,000,000	$1,000,000
Secured mortgages, notes and loans payable	621,959	499,299
Special Improvement District bonds	21,235	27,576
Variable-rate debt:
Mortgages, notes and loans payable (a)	1,520,577	1,350,914
Unamortized bond issuance costs	(6,502)	(6,898)
Deferred financing costs	(19,496)	(12,946)
Total mortgages, notes and loans payable, net	$3,137,773	$2,857,945

(a)
As more fully described in Note 9 - Derivative Instruments and Hedging Activities, as of June 30, 2018 and December 31, 2017, $172.5 million and $428.3 million, respectively, of variable‑rate debt has been swapped to a fixed-rate or is subject to fixed interest rate collar contracts for the term of the related debt.

Certain of the Company's loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance or percentage of the loan balance. As of June 30, 2018, land, buildings and equipment and developments with a net book value of $4.1 billion have been pledged as collateral for HHC's Mortgages, notes and loans payable, net. As of June 30, 2018, the Company was in compliance with all of its financial covenants included in the debt agreements governing its indebtedness.

The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. In the six months ended June 30, 2018, no new SID bonds were issued and $5.5 million in obligations were assumed by buyers.

Recent Financing Activity

On July 27, 2018, the Company closed on a $34.2 million construction loan for Bridgeland Apartments, initially bearing interest at one-month LIBOR plus 2.25% with an initial maturity date of July 27, 2022 and one, one-year extension option.

On July 20, 2018 the Company closed on a $51.2 million loan for Summerlin Ballpark, bearing interest at 4.92% with a maturity date of December 15, 2039.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Financing Activity During the Six Months Ended June 30, 2018

On June 8, 2018, the Company closed on a $129.7 million note payable for 250 Water Street, an approximately one-acre parking lot in the Seaport District. The loan has an initial interest-free term of six months with an initial maturity date of December 8, 2018, and three, six-month extension options at a rate of 6.00%. The second and third extension options each require a $30.0 million pay down.

On April 30, 2018, the Company and its joint venture partners closed on a $494.5 million construction loan for 110 North Wacker, of which the Company has guaranteed approximately $89.0 million. The loan initially bears interest at LIBOR plus 3.00% and steps up or down based on various leasing thresholds. The loan has an initial maturity date of April 30, 2022, and two, one-year extension options.

On April 13, 2018, the Company repaid the $11.8 million loan for Lakeland Village Center at Bridgeland.

On March 26, 2018, the Company closed on a $44.1 million construction loan for Downtown Summerlin Apartments, bearing interest at one-month LIBOR plus 2.25% with an initial maturity date of October 1, 2021 and one, three-year extension option.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for each of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2018				December 31, 2017
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$50,461	$50,461	$—	$—	$50,135	$50,135	$—	$—
Interest rate swap derivative assets	7,269	—	7,269	—	4,470	—	4,470	—
Liabilities:
Interest rate swap derivative liabilities	694	—	694	—	5,961	—	5,961	—

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

(In thousands)	2018	2017
Balance as of January 1	$—	$332,170
Warrant liability loss (a)	—	43,443
Exercises of Sponsor and Management Warrants	—	(375,613)
Balance as of June 30	$—	$—

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

The estimated fair values of the Company's financial instruments that are not measured at fair value on a recurring basis are as follows:

		June 30, 2018		December 31, 2017
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and restricted cash	Level 1	$685,908	$685,908	$914,165	$914,165
Accounts receivable, net (a)	Level 3	13,471	13,471	13,041	13,041
Notes receivable, net (b)	Level 3	4,085	4,085	5,864	5,864

Liabilities:
Fixed-rate debt (c)	Level 2	1,643,194	1,622,249	1,526,875	1,554,766
Variable-rate debt (c)	Level 2	1,520,577	1,520,577	1,350,914	1,350,914

(a)	Accounts receivable, net is shown net of an allowance of $8.0 million and $9.3 million at June 30, 2018 and December 31, 2017, respectively.

(b)	Notes receivable, net is shown net of an allowance of $0.1 million at June 30, 2018 and December 31, 2017.

(c)	Excludes related unamortized financing costs.

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

The carrying amounts of Cash and cash equivalents and Accounts receivable, net approximate fair value because of the short‑term maturity of these instruments. The fair value of Notes receivable, net is based on the fair value of the collateral which exceeds the carrying basis of the notes as of June 30, 2018.

NOTE 9 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to interest rate risk related to its variable interest rate debt, and it manages this risk by utilizing interest rate derivatives. To add stability to interest costs by reducing the Company's exposure to interest rate movements, the Company uses interest rate swaps, collars and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company's fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above an established ceiling rate and payment of variable amounts to a counterparty if interest rates fall below an established floor rate. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below the established ceiling and floor rates. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up‑front premium. The Company's interest rate caps are not currently designated as hedges, and therefore, any gain or loss is recognized in current period earnings. These derivatives are recorded on a gross basis at fair value.

The change in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item being hedged. During the three and six months ended June 30, 2017, the ineffective portion recorded was insignificant. During the three and six months ended June 30, 2018, the ineffective portion recorded in Other income, net was $0.7 million. As discussed in Note 2 - Accounting Policies and Pronouncements, the Company reclassified ineffectiveness recorded in 2017 and prior to Accumulated deficit as of January 1, 2018, upon adoption of ASU 2017-12.

Assessments of hedge effectiveness are performed quarterly using regression analysis. HHC is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties that are considered credit-worthy, such as large financial institutions with favorable credit ratings. As of June 30, 2018, there was one termination event and no events of default related to the interest rate swaps. There were no termination events or events of default in the year ended December 31, 2017.

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

During the three months ended June 30, 2018, the Company settled $250.0 million of forward interest rate swap agreements designated as cash flow hedges of the interest rate variability on the forecasted issuance of debt, receiving a payment of $9.4 million. The Company has deferred the effective portion of the fair value change of these swaps in Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets and will recognize the impact as a component of interest expense, net, over the next 9.5 years, which is the original forecasted period. As of June 30, 2018, the Company has no outstanding forward interest rate swap agreements.

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable‑rate debt. Over the next 12 months, we estimate that an additional $2.8 million of net gains will be reclassified to interest expense.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The following table summarizes certain terms of the Company's derivative contracts:

							Fair Value Asset (Liability)
				Fixed Interest	Effective	Maturity	June 30,	December 31,
(In thousands)		Balance Sheet Location	Notional	Rate	Date	Date	2018	2017
Currently-paying contracts:
Interest Rate Swap	(a)	Accounts payable and accrued expenses	$18,926	2.96%	5/10/2011	10/31/2019	$—	$(286)
Interest Rate Swap	(b)	Prepaid expenses and other assets, net	40,000	1.66%	5/6/2015	5/1/2020	664	299
Interest Rate Swap	(b)	Prepaid expenses and other assets, net	119,359	1.14%	10/3/2016	9/12/2021	5,747	4,007
Interest Rate Cap	(c)	Prepaid expenses and other assets, net	75,000	5.00%	9/1/2017	8/31/2019	—	—
Interest Rate Cap	(d)	Prepaid expenses and other assets, net	230,000	2.50%	12/22/2016	12/23/2019	684	164
Interest Rate Swap	(b) (e)	Prepaid expenses and other assets, net	50,000	2.65%	12/31/2017	12/31/2027	—	(1,124)
Interest Rate Swap	(b) (e)	Prepaid expenses and other assets, net	100,000	2.68%	12/31/2017	12/31/2027	—	(2,509)
Interest Rate Swap	(b) (e)	Prepaid expenses and other assets, net	100,000	2.62%	12/31/2017	12/31/2027	—	(2,042)
Interest Rate Collar	(b) (f)	Prepaid expenses and other assets, net	51,592	1.50% - 2.50%	7/1/2018	5/1/2019	24	—
Interest Rate Collar	(b) (f)	Prepaid expenses and other assets, net	193,967	2.00% - 3.00%	5/1/2019	5/1/2020	62	—
Interest Rate Collar	(b) (f)	Prepaid expenses and other assets, net	354,217	2.25% - 3.25%	5/1/2020	5/1/2021	88	—
Interest Rate Collar	(b) (f)	Accounts payable and accrued expenses	381,404	2.75% - 3.50%	5/1/2021	4/30/2022	(694)	—
Total fair value derivative assets							$7,269	$4,470
Total fair value derivative liabilities							$(694)	$(5,961)

(a)	On January 19, 2018 HHC repaid in full the $18.9 million mortgage loan for 110 North Wacker and settled the related swap liability of $0.3 million.

(b)	Denotes derivatives designated as hedging instruments.

(c)
Denotes a derivative contract that is not currently designated as a hedging instrument. Interest (income) expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 related to this contract is not meaningful.

(d)
Denotes a derivative contract that is not currently designated as a hedging instrument. Interest (income) expense of $0.2 million and $0.5 million is included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018, respectively, related to this contract.

(e)	On May 17, 2018, the Company settled $250 million in forward starting swaps.

(f)	On May 17, 2018 and May 18, 2018, the Company entered into interest rate collars which are designated as cash flow hedges.

The tables below present the effect of the Company's derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Recognized
	in AOCI on Derivative		in AOCI on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Interest rate swaps	$6,005	$(2,816)	$14,266	$(2,581)

	Amount of Gain (Loss) Reclassified from		Amount of Gain (Loss) Reclassified from
	AOCI into Operations		AOCI into Operations
	Three Months Ended June 30,		Three Months Ended June 30,
Location of Loss Reclassified from AOCI into Operations	2018	2017	2018	2017
Interest expense	$652	$(133)	$868	$(331)

	Total Interest Expense Presented		Total Interest Expense Presented
	in the Results of Operations in which		in the Results of Operations in which
	the Effects of Cash Flow Hedges are Recorded		the Effects of Cash Flow Hedges are Recorded
	Three Months Ended June 30,		Six Months Ended June 30,
Interest Expense Presented in Results of Operations	2018	2017	2018	2017
Interest expense	$18,903	$14,448	$35,512	$32,306

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

As of June 30, 2018 and December 31, 2017, the Company had outstanding letters of credit totaling $13.6 million and $13.8 million and surety bonds totaling $92.3 million and $88.5 million, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

The Company leases land or buildings at certain properties from third parties. Rental payments are expensed as incurred and, to the extent applicable, have been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $2.3 million and $2.1 million for the three months ended June 30, 2018 and 2017, respectively, and $5.0 million and $4.2 million for the six months ended June 30, 2018 and 2017, respectively. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

The Company has entered into guaranty agreements as part of certain development projects. In conjunction with the execution of the ground lease for Seaport District NYC, the Company executed a completion guaranty for the redevelopment of Pier 17 and the Tin Building. As part of the Funding Agreement for the Downtown Columbia Redevelopment District TIF bonds, one of HHC's wholly-owned subsidiaries has agreed to complete certain defined public improvements and to indemnify Howard County, Maryland for certain matters. The Company has guaranteed these obligations, with a limit of $1.0 million, expiring on October 31, 2020. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, HHC’s wholly-owned subsidiary is obligated to pay special taxes. The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of June 30, 2018 and December 31, 2017.

NOTE 11 STOCK BASED PLANS

The Company's stock based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in the Annual Report.

Stock Options

The following table summarizes the Company's stock option plan activity for the six months ended June 30, 2018:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at December 31, 2017	783,182	$90.22
Granted	245,500	125.49
Exercised	(143,636)	64.40
Forfeited	(29,500)	118.15
June 30, 2018	855,546	$103.71

Compensation costs related to stock options were $1.0 million and $1.6 million for the three and six months ended June 30, 2018, respectively, of which $0.6 million and $0.9 million were capitalized to development projects, respectively. Compensation costs related to stock options were $0.2 million and $1.0 million for the three and six months ended June 30, 2017, none of which and $0.3 million of which were capitalized to development projects, respectively.

Restricted Stock

The following table summarizes restricted stock activity for the six months ended June 30, 2018:

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 31, 2017	354,519	$89.00
Granted	141,332	82.96
Vested	(8,255)	124.89
Forfeited	(9,393)	83.39
Restricted stock outstanding at June 30, 2018	478,203	$86.71

Compensation costs related to restricted stock awards were $2.1 million and $4.1 million for the three and six months ended June 30, 2018, respectively, of which $0.3 million and $0.6 million were capitalized to development projects, respectively. Compensation costs related to restricted stock awards were $1.5 million and $3.0 million for the three and six months ended June 30, 2017, respectively, of which $0.2 million and $0.5 million were capitalized to development projects, respectively.

NOTE 12 INCOME TAXES

The Company has significant permanent differences, primarily from stock compensation deductions and non-deductible executive compensation, which cause the effective tax rate to deviate from statutory rates. The effective tax rate, based upon actual operating results, was 32.2% and 34.0% for the three and six months ended June 30, 2018, respectively, compared to 83.9% and 74.8% for the three and six months ended June 30, 2017, respectively. The change in the tax rate was primarily attributable to changes in the federal income tax rate due to the passage of the Tax Cuts and Jobs Act, non-deductible executive compensation, warrant liability in 2017, valuation allowance related to HHC's deferred tax assets, stock compensation deduction and other items which are permanent differences for tax purposes.

The decrease in Deferred tax liabilities between December 31, 2017 and June 30, 2018 is due primarily to the cumulative effect adjustment of $89.3 million on adoption of ASU 2014-09 Revenues from Contracts with Customers (Topic 606), resulting in a $19.6 million decrease in the deferred tax liability.

NOTE 13 WARRANTS

In 2010 and 2011, the Company entered into warrant agreements with various parties to purchase shares of HHC common stock. The Sponsor Warrants and Management Warrants were exercised and settled in 2017. Prior to their exercise, the fair values for the Sponsor Warrants and Management Warrants were recorded as liabilities in the Company's Consolidated Balance Sheets because the holders of these warrants could require the Company to settle such warrants in cash upon a change of control. The fair values prior to their settlement in 2017 were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 8 – Fair Value in the Company's Condensed Consolidated Financial Statements. Decreases and increases in the fair value of the Sponsor and Management Warrants prior to their settlements were recognized as warrant liability gains or losses in the Condensed Consolidated Statements of Operations.

On October 7, 2016, the Company entered into a warrant agreement with its Chief Financial Officer, David R. O’Reilly, prior to his appointment to the position. Upon exercise of his warrant, Mr. O’Reilly may acquire 50,125 shares of common stock at an exercise price of $112.08 per share. Mr. O’Reilly’s warrant was issued at fair value in exchange for a $1.0 million cash payment. Mr. O'Reilly's Warrant becomes exercisable on April 6, 2022, subject to earlier exercise upon certain change in control, separation and termination provisions. On June 16, 2017 and October 4, 2017, the Company also entered into new warrant agreements with its Chief Executive Officer, David R. Weinreb, and President, Grant Herlitz, to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. Mr. Weinreb’s new warrant becomes exercisable on June 15, 2022, at an exercise price of $124.64 per share, and Mr. Herlitz’s new warrant becomes exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject to earlier exercise upon certain change in control, separation and termination provisions. The purchase prices paid by the respective executives for the O’Reilly Warrant and Mr. Weinreb’s and Mr. Herlitz’s new warrants, which qualify as equity instruments, are included within Additional paid-in capital in the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize changes in Accumulated Other Comprehensive Income (Loss) by component, all of which are presented net of tax:

	Three Months Ended June 30,
(In thousands)	2018	2017
Balance as of March 31	$(797)	$(6,428)
Other comprehensive income before reclassifications	6,054	(2,862)
Loss (gain) reclassified from accumulated other comprehensive loss to net income (loss)	(652)	133
Pension adjustment	(2,010)	—
Terminated swap amortization	(80)	—
Net current-period other comprehensive income	3,312	(2,729)
Balance as of June 30	$2,515	$(9,157)

	Six Months Ended June 30,
(In thousands)	2018	2017
Balance as of January 1	$(6,965)	$(6,786)
Other comprehensive income before reclassifications	14,325	(2,702)
Loss (gain) reclassified from accumulated other comprehensive loss to net income (loss)	(868)	331
Adjustment related to adoption of ASU 2018-02	(1,148)	—
Adjustment related to adoption of ASU 2017-12	(739)	—
Pension adjustment	(2,010)	—
Terminated swap amortization	(80)	—
Net current-period other comprehensive income	9,480	(2,371)
Balance as of June 30	$2,515	$(9,157)

The following table summarizes the amounts reclassified out of AOCI:

		Amounts reclassified from Accumulated Other Comprehensive Income (Loss)		Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) Components	Affected line items in the	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	Statements of Operations	2018	2017	2018	2017
Losses (gains) on cash flow hedges	Interest expense	$(825)	$212	$(1,099)	$527
Interest rate swap contracts	Provision for income taxes	173	(79)	231	(196)
Total reclassifications of loss (income) for the period	Net of tax	$(652)	$133	$(868)	$331

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Information related to the Company's EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Basic EPS:
Numerator:
Net (loss) income	$(5,879)	$3,120	$(4,045)	$8,779
Net loss attributable to noncontrolling interests	791	—	431	—
Net (loss) income attributable to common stockholders	$(5,088)	$3,120	$(3,614)	$8,779

Denominator:
Weighted average basic common shares outstanding	42,573	40,373	43,014	40,088

Diluted EPS:
Numerator:
Net (loss) income attributable to common stockholders	$(5,088)	$3,120	$(3,614)	$8,779

Denominator:
Weighted average basic common shares outstanding	42,573	40,373	43,014	40,088
Restricted stock and stock options	212	291	215	305
Warrants	157	2,387	157	2,689
Weighted average diluted common shares outstanding	42,942	43,051	43,386	43,082

Basic income per share:	$(0.12)	$0.08	$(0.08)	$0.22

Diluted income per share:	$(0.12)	$0.07	$(0.08)	$0.20

The diluted EPS computation for the three and six months ended June 30, 2018 excludes 374,500 and 413,000 stock options, respectively, because their inclusion would have been anti-dilutive. The diluted EPS computation for the three and six months ended June 30, 2018 excludes 233,721 shares of restricted stock because certain stock price conditions provided for in the restricted stock awards have not been satisfied.

The diluted EPS computation for the three and six months ended June 30, 2017 excludes 308,500 and 315,000 stock options, respectively, because their inclusion would have been anti-dilutive. The diluted EPS computation for the three and six months ended June 30, 2017 excludes 167,005 shares of restricted stock because performance conditions provided for in the restricted stock awards have not been satisfied.

NOTE 16 SEGMENTS

The Company has three business segments which offer different products and services. HHC's three segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. As further discussed in Item 2, the one common operating measure used to assess operating results for our business segments is earnings before taxes ("EBT"). HHC's segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. The Company does not distinguish or group the combined operations on a geographic basis. Furthermore, all operations are within the United States. The Company's reportable segments are as follows:

•	MPC – consists of the development and sale of land in large‑scale, long‑term community development projects in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

•
Operating Assets – consists of retail, office, hospitality and multi-family properties along with other real estate investments. These assets are currently generating revenues and are comprised of commercial real estate properties recently developed or acquired, and properties with an opportunity to redevelop, reposition or sell to improve segment performance or to recycle capital.

•
Strategic Developments – consists of residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

Effective January 1, 2017, the Company moved the Seaport District assets under construction and related activities from Operating Assets to Strategic Developments. The Seaport District operating properties and related operating results remain presented within Operating Assets.

Segment operating results are as follows:

	Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
(In thousands)	Operating		MPC		Strategic		Consolidated
Total revenues	$93,223	$81,878	$62,765	$78,076	$25,017	$148,685	$181,005	$308,639
Total operating expenses	44,586	42,466	37,003	40,683	38,156	109,087	119,745	192,236
Segment operating income (loss)	48,637	39,412	25,762	37,393	(13,139)	39,598	61,260	116,403
Depreciation and amortization	(25,688)	(32,244)	(85)	(79)	(1,113)	(491)	(26,886)	(32,814)
Interest (expense) income, net	(17,308)	(15,540)	6,808	5,990	6,417	6,734	(4,083)	(2,816)
Equity in earnings (loss) from real estate and other affiliates	(1,001)	37	14,100	9,792	3,200	5	16,299	9,834
Gains on sales of properties	—	—	—	—	—	—	—	—
Segment EBT	$4,640	$(8,335)	$46,585	$53,096	$(4,635)	$45,846	$46,590	$90,607

			Corporate expenses and other items				52,469	87,487
			Net (loss) income				$(5,879)	$3,120
			Net loss attributable to noncontrolling interests				791	—
			Net (loss) income attributable to common stockholders				$(5,088)	$3,120

	Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
(In thousands)	Operating		MPC		Strategic		Consolidated
Total revenues	$184,481	$163,965	$118,530	$146,782	$39,673	$229,654	$342,684	$540,401
Total operating expenses	89,390	82,042	73,371	75,948	50,923	173,444	213,684	331,434
Segment operating income	95,091	81,923	45,159	70,834	(11,250)	56,210	129,000	208,967
Depreciation and amortization	(50,861)	(55,033)	(166)	(171)	(2,178)	(1,159)	(53,205)	(56,363)
Interest (expense) income, net	(33,995)	(30,064)	13,200	11,547	13,941	11,338	(6,854)	(7,179)
Equity in earnings from real estate and other affiliates	1,585	3,422	25,228	15,072	3,872	(140)	30,685	18,354
Gains on sales of properties	—	—	—	—	—	32,215	—	32,215
Segment EBT	$11,820	$248	$83,421	$97,282	$4,385	$98,464	$99,626	$195,994

			Corporate expenses and other items				103,671	187,215
			Net (loss) income				$(4,045)	$8,779
			Net loss attributable to noncontrolling interests				431	—
			Net (loss) income attributable to common stockholders				$(3,614)	$8,779

We recognized an operating loss of $(13.1) million and $(11.2) million for the three and six months ended June 30, 2018, respectively, in Strategic Developments, primarily due to a $13.4 million charge for window repairs at our Waiea condominium tower in Ward Village. This charge represents the Company's current best estimate of total costs to complete the repairs. While we expect to recover these costs in future periods, we will not recognize any recovery until the amount can be estimated and is considered probable for financial reporting purposes.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The assets by segment and the reconciliation of total segment assets to the Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	June 30,	December 31,
(In thousands)	2018	2017
Master Planned Communities	$2,033,835	$1,999,090
Operating Assets	2,592,813	2,489,177
Strategic Developments	2,037,105	1,511,612
Total segment assets	6,663,753	5,999,879
Corporate and other	469,944	729,185
Total assets	$7,133,697	$6,729,064

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this quarterly report on Form 10-Q (the "Quarterly Report") and in our Form 10-K for the year ended December 31, 2017 (the “Annual Report”). All references to numbered Notes are to specific notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

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

Forward-looking statements include, among others:

•	budgeted costs, future lot sales and estimates and projections of Net Operating Income (“NOI”);

•	forecasts of our future economic performance;

•	expected capital required for our operations and development opportunities at our properties;

•	expected performance of our Master Planned Communities (“MPC”) segment and other current income producing properties;

•	expected commencement and completion for property developments and timing of sales or rentals of certain properties;

•	estimates of our future liquidity, development opportunities, development spending and management plans; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

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

Executive Overview

Description of Business

We create timeless places and extraordinary experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We operate in three complementary business segments: Operating Assets, MPC and Strategic Developments. The operational synergies of combining our three business segments create a unique and continuous value-creation cycle. We sell land to residential homebuilders in MPC and the new homes attract residents to our cities looking for places to work and shop. New homeowners create demand for commercial developments, such as retail, office, self-storage and hospitality offerings. We build these commercial properties through Strategic Developments when the timing is right using the cash flow harvested from the sale of land to homebuilders, which helps mitigate development risk. Once these strategic developments are completed and stabilized, they transition to Operating Assets and increase recurring NOI, further funding the equity requirements in Strategic Developments. New office, retail and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that exceed the broader market. Increased demand for residential land generates more cash flow from MPC, thus continuing the cycle.

Second Quarter 2018 Highlights

Capital and financing activities

•
On July 27, 2018, the Company closed on a $34.2 million construction loan for Bridgeland Apartments, bearing interest at one-month LIBOR plus 2.25% with an initial maturity date of July 27, 2022 and one, one-year extension option.

•	On July 20, 2018 we closed on a $51.2 million loan for Summerlin Ballpark, bearing interest at 4.92% with a maturity date of December 15, 2039.

•
On June 8, 2018, we acquired the property at 250 Water Street, an approximately one-acre parking lot in the Seaport District. We purchased the site for $180 million plus closing costs, consisting of an initial payment of $53.1 million and a $129.7 million note payable. The loan has an initial interest-free term of six months with an initial maturity date of December 8, 2018, and three, six-month extension options at a rate of 6.00%. The second and third extension options each require a $30.0 million pay down.

•
On April 30, 2018, we closed on a $494.5 million construction loan for 110 North Wacker, as more fully described in Note 3 to the Condensed Consolidated Financial Statements. The loan initially bears interest at LIBOR plus 3.00% and steps up or down based on various leasing thresholds. Also on April 30, 2018, we executed a joint venture agreement with USAA. We contributed $87.0 million comprised of $38.1 million of implied equity based on the market appreciation of our land contribution and $48.9 million of cash and owns 32.4% of the joint venture's equity capital. USAA owns 63.7% of the equity capital for the project with a total commitment of $169.6 million. Our co-developer, Riverside Investment and Development, invested $9.7 million cash equity and owns approximately 3.6% of the project. At closing, we received a cash distribution of $52.2 million from the venture.

Operating Assets

•	NOI increased $8.2 million and $10.7 million for the three and six months ended June 30, 2018, respectively, compared to the prior year periods, primarily driven by the following:

▪
Increases of $1.3 million and $3.0 million, respectively, in NOI at our retail properties; increases of $0.9 million and $2.3 million, respectively, in NOI at our office properties; and increases of $1.3 million and $3.1 million, respectively, in NOI at our multi-family properties, all mainly as a result of continued stabilization and increased occupancy at several of our retail, office and multi-family assets.

▪	Increases in Hospitality NOI of $2.0 million and $4.0 million, respectively, mainly as a result of conference and food and beverage revenue and bolstered by strong occupancy of 70.3%.

MPC

•
Recorded $14.1 million and $25.2 million in equity earnings from The Summit joint venture for the three and six months ended June 30, 2018, respectively. This represents an increase of $4.3 million and $10.2 million compared to the prior year periods.

•
Earnings before taxes decreased $6.5 million to $46.6 million and $13.9 million to $83.4 million for three and six months ended June 30, 2018, respectively, compared to the prior year periods. Our MPC revenues fluctuate each period given the nature of the development and sale of land in these large scale, long-term projects. However, we continue to have strong demand for our residential land, driven by robust fundamentals in the residential home sales market, and therefore we believe a better measurement of performance is the full year result.

•	On July 10, 2018, closed on the sale of 123 acres in Summerlin for a total sales price of $69.0 million, which is not reflected in land sales as of June 30, 2018.

Strategic Developments

•
Since inception, sold 1,339 residential units at four towers in Ward Village, bringing the total percentage sold in the four towers to 97.0%. This excludes 348 units sold as of June 30, 2018 at ‘A‘ali‘i, which launched public sales in January 2018.

•	Our newest tower to launch sales, ‘A‘ali‘i, was 66.6% presold as of July 31, 2018.

•
During the three months ended June 30, 2018, we recorded a $13.4 million charge for window repairs at our Waiea condominium tower in Ward Village. This charge represents our current best estimate of total costs to complete the repairs. While we expect to recover these costs in future periods, we will not recognize any recovery until the amount can be estimated and is considered probable for financial reporting purposes.

•
During the quarter, we increased our stabilized NOI target by $17.6 million to $308.6 million, largely due to the announcement of new multi-family developments in Bridgeland and Hughes Landing along with a new day care facility in Hughes Landing.

•	The quarterly and year to date results were meaningfully impacted by the adoption of Topic 606 and all its related amendments (the “New Revenue Standard”) on January 1, 2018 (the “Adoption Date”).

•	The comparable year to date period included $32.2 million related to the sale of 36 acres of undeveloped land at The Elk Grove Collection. There were no sales in the current period.

Earnings Before Taxes

In addition to the required presentations using GAAP, we use certain non-GAAP performance measures, as we believe these measures improve the understanding of our operational results and make comparisons of operating results among peer companies more meaningful. Management continually evaluates the usefulness, relevance, limitations and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

Because our three segments, MPC, Operating Assets and Strategic Developments, are managed separately, we use different operating measures to assess operating results and allocate resources among these three segments. The one common operating measure used to assess operating results for our business segments is earnings before taxes (“EBT”). EBT, as it relates to each business segment, represents the revenues less expenses of each segment, including interest income, interest expense and Equity in earnings of real estate and other affiliates. EBT excludes corporate expenses and other items that are not allocable to the segments. We present EBT because we use this measure, among others, internally to assess the core operating performance of our assets.

EBT should not be considered an alternative to GAAP net income attributable to common stockholders or GAAP net income, as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBT are that it does not include the following in our calculations:

•	cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	corporate general and administrative expenses;

•	interest expense on our corporate debt;

•	income taxes that we may be required to pay;

•	any cash requirements for replacement of fully depreciated or amortized assets; and

•	limitations on, or costs related to, the transfer of earnings from our real estate and other affiliates to us.

A reconciliation between EBT and Net income is presented below:

	Three Months Ended June 30,
	2018	2017	$ Change	2018	2017	$ Change	2018	2017	$ Change	2018	2017	$ Change
(In thousands)	Operating			MPC			Strategic			Consolidated
Total revenues	$93,223	$81,878	$11,345	$62,765	$78,076	$(15,311)	$25,017	$148,685	$(123,668)	$181,005	$308,639	$(127,634)
Total operating expenses	44,586	42,466	(2,120)	37,003	40,683	3,680	38,156	109,087	70,931	119,745	192,236	72,491
Segment operating income (loss)	48,637	39,412	9,225	25,762	37,393	(11,631)	(13,139)	39,598	(52,737)	61,260	116,403	(55,143)
Depreciation and amortization	(25,688)	(32,244)	6,556	(85)	(79)	(6)	(1,113)	(491)	(622)	(26,886)	(32,814)	5,928
Interest (expense) income, net	(17,308)	(15,540)	(1,768)	6,808	5,990	818	6,417	6,734	(317)	(4,083)	(2,816)	(1,267)
Equity in earnings (loss) from real estate and other affiliates	(1,001)	37	(1,038)	14,100	9,792	4,308	3,200	5	3,195	16,299	9,834	6,465
Gains on sales of properties	—	—	—	—	—	—	—	—	—	—	—	—
Segment EBT	$4,640	$(8,335)	$12,975	$46,585	$53,096	$(6,511)	$(4,635)	$45,846	$(50,481)	$46,590	$90,607	$(44,017)

					Corporate expenses and other items					52,469	87,487	35,018
					Net (loss) income					$(5,879)	$3,120	$(8,999)
					Net loss attributable to noncontrolling interests					791	—	(791)
					Net (loss) income attributable to common stockholders					$(5,088)	$3,120	$(8,208)

	Six Months Ended June 30,
	2018	2017	$ Change	2018	2017	$ Change	2018	2017	$ Change	2018	2017	$ Change
(In thousands)	Operating			MPC			Strategic			Consolidated
Total revenues	$184,481	$163,965	$20,516	$118,530	$146,782	$(28,252)	$39,673	$229,654	$(189,981)	$342,684	$540,401	$(197,717)
Total operating expenses	89,390	82,042	(7,348)	73,371	75,948	2,577	50,923	173,444	122,521	213,684	331,434	117,750
Segment operating income (loss)	95,091	81,923	13,168	45,159	70,834	(25,675)	(11,250)	56,210	(67,460)	129,000	208,967	(79,967)
Depreciation and amortization	(50,861)	(55,033)	4,172	(166)	(171)	5	(2,178)	(1,159)	(1,019)	(53,205)	(56,363)	3,158
Interest (expense) income, net	(33,995)	(30,064)	(3,931)	13,200	11,547	1,653	13,941	11,338	2,603	(6,854)	(7,179)	325
Equity in earnings (loss) from real estate and other affiliates	1,585	3,422	(1,837)	25,228	15,072	10,156	3,872	(140)	4,012	30,685	18,354	12,331
Gains on sales of properties	—	—	—	—	—	—	—	32,215	(32,215)	—	32,215	(32,215)
Segment EBT	$11,820	$248	$11,572	$83,421	$97,282	$(13,861)	$4,385	$98,464	$(94,079)	$99,626	$195,994	$(96,368)

					Corporate expenses and other items					103,671	187,215	83,544
					Net (loss) income					$(4,045)	$8,779	$(12,824)
					Net loss attributable to noncontrolling interests					431	—	(431)
					Net (loss) income attributable to common stockholders					$(3,614)	$8,779	$(12,393)

Results of Operations

Comparison of the three and six months ended June 30, 2018 to the three and six months ended June 30, 2017

Segment EBT decreased by $44.0 million and $96.4 million for the three and six months ended June 30, 2018, respectively, compared to the prior year periods. This decrease in segment EBT was countered by a reduction in Corporate expenses and other items due to the absence of significant corporate charges in the current period, mainly $46.4 million of expenses related to the redemption of our 6.875% senior notes due 2021 recognized in the first quarter of 2017 and $30.9 million and $43.4 million of expenses related to warrant liabilities recognized in the three and six months ended June 30, 2017, respectively. As a result, net income attributable to common stockholders decreased $8.2 million to $(5.1) million and $12.4 million to $(3.6) million for the three and six months ended June 30, 2018, respectively, compared to the prior year periods. These changes are explained in further detail below.

Operating Assets

EBT for Operating Assets are presented below:

Operating Assets EBT	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	$ Change	2018	2017	$ Change
Total revenues	$93,223	$81,878	$11,345	$184,481	$163,965	$20,516
Total operating expenses	44,586	42,466	(2,120)	89,390	82,042	(7,348)
Segment operating income	48,637	39,412	9,225	95,091	81,923	13,168
Depreciation and amortization	(25,688)	(32,244)	6,556	(50,861)	(55,033)	4,172
Interest (expense) income, net	(17,308)	(15,540)	(1,768)	(33,995)	(30,064)	(3,931)
Equity in earnings (loss) from real estate and other affiliates	(1,001)	37	(1,038)	1,585	3,422	(1,837)
EBT	$4,640	$(8,335)	$12,975	$11,820	$248	$11,572

EBT increased $13.0 million to $4.6 million and increased $11.6 million to $11.8 million for the three and six months ended June 30, 2018, respectively, compared to the prior year periods. The increases for the three and six months ended June 30, 2018 compared to the prior year periods were primarily driven by increases of $5.4 million and $8.8 million in Minimum rents and $2.9 million and $6.2 million in Hospitality revenues, respectively, due to continued stabilization and increased occupancy at our multi-family, office and retail assets as well as increased hotel room occupancy of 70.3%, conference and food and beverage revenue. These increases were compounded by lower Depreciation and amortization expense which was primarily driven by the transfer of assets to Strategic Developments. These increases were partially offset by higher operating expenses.

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

Although we believe that NOI provides useful information to investors about the performance of our Operating Assets, due to the exclusions noted above, NOI should only be used as an additional measure of the financial performance of such assets and not as an alternative to GAAP net income. A reconciliation of Operating Assets EBT to Operating Assets NOI is presented in the table below.

Reconciliation of Operating Assets EBT to NOI	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	$ Change	2018	2017	$ Change
Total Operating Assets segment EBT (a)	$4,640	$(8,335)	$12,975	$11,820	$248	$11,572
Depreciation and amortization	25,688	32,244	(6,556)	50,861	55,033	(4,172)
Interest expense (income), net	17,308	15,540	1,768	33,995	30,064	3,931
Equity in earnings (loss) from real estate and other affiliates	1,001	(37)	1,038	(1,585)	(3,422)	1,837
Straight-line rent revenue	(2,867)	(1,816)	(1,051)	(5,918)	(3,777)	(2,141)
Other	63	15	$48	(274)	$42	$(316)
Operating Assets NOI	$45,833	$37,611	$8,222	$88,899	$78,188	$10,711

(a) EBT excludes corporate expenses and other items that are not allocable to the segments. Prior periods have been adjusted to be consistent with current year presentation.

Operating Assets NOI increased by $8.2 million, or 21.9%, to $45.8 million and increased $10.7 million, or 13.7%, to $88.9 million for the three and six months ended June 30, 2018, respectively, compared to the prior year periods. The increases in NOI for the three and six months ended June 30, 2018 are primarily driven by the following:

•
Increases of $1.3 million and $3.0 million, respectively, in NOI at our retail properties; increases of $0.9 million and $2.3 million, respectively, in NOI at our office properties; and increases of $1.3 million and $3.1 million, respectively, in NOI at our multi-family properties, all mainly as a result of continued stabilization and increased occupancy at several of our retail, office and multi-family assets.

•	Increases in Hospitality NOI of $2.0 million and $4.0 million, respectively, mainly as a result of conference and food and beverage revenue and bolstered by strong occupancy of 70.3%.

Retail Properties

Some of the leases related to our retail properties are triple net leases, which generally require tenants to pay their pro-rata share of property operating costs, such as real estate taxes, utilities and insurance, and the direct costs of their leased space. We also enter into certain leases which require tenants to pay a fixed-rate per square foot reimbursement for common area costs which is increased annually according to the terms of the lease. Given the unique nature of many of our retail properties, the mix of tenant lease agreements and related lease terms executed during the three and six months ended June 30, 2018 may differ significantly from those entered into in prior periods.

The following table summarizes the leases we executed at our retail properties during the three months ended June 30, 2018:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	4	92	14,775	3,375	1,875	$40.05	$8.26	$1.70
Comparable - Renewal (c)	4	54	10,615	—	—	44.43	—	—
Comparable - New (d)	4	77	7,326	1,549	7,326	39.90	1.77	1.08
Non-comparable (e)	3	80	8,055	8,055	1,055	21.34	4.11	1.05
Total			40,771	12,979	10,256

(a)	Excludes executed leases with a term of 12 months or less, subleases and percentage rent leases.

(b)	Pre-leased information is associated with projects under development at June 30, 2018.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $43.54 per square foot to $44.43 per square foot, or 2.0% over previous rents.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $38.10 per square foot to $39.90 per square foot, or 4.7% over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rent is based on Base Minimum Rent only.

The following table summarizes the leases we executed at our retail properties during the six months ended June 30, 2018:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	9	84	49,890	38,490	8,450	$29.49	$7.88	$1.89
Comparable - Renewal (c)	7	57	17,987	—	—	38.84	—	—
Comparable - New (d)	6	73	12,186	6,409	7,326	37.77	4.84	1.08
Non-comparable (e)	11	101	85,426	21,824	74,898	43.02	8.65	0.57
Total			165,489	66,723	90,674

(a)	Excludes executed leases with a term of 12 months or less, subleases and percentage rent leases.

(b)	Pre-leased information is associated with projects under development at June 30, 2018.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $38.09 per square foot to $38.84 per square foot, or 2.0% over previous rents.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $34.24 per square foot to $37.77 per square foot, or 10.3% over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rent is based on Base Minimum Rent only.

The following are retail properties which were completed and transferred to Operating Assets during the six months ended June 30, 2018:

•	Ae‘o retail, anchored by Whole Foods Market at Ward Village, transferred from Strategic Developments; and

•	land subject to a ground lease for our NHL hockey practice facility in Downtown Summerlin, transferred from MPC.

Office Properties

All of our office properties, except ONE Summerlin, are located in Columbia, Maryland and The Woodlands, Texas. Leases related to our office properties in The Woodlands are generally triple net leases. Leases at properties located in Columbia, Maryland, and ONE Summerlin are generally gross leases.

The following table summarizes our executed office property leases during the three months ended June 30, 2018:

			Square Feet			Per Square Foot per Annum
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	4	136	86,974	86,974	86,974	$51.13	$7.21	$1.80
Comparable - Renewal (c)	2	67	7,009	7,009	7,009	28.85	2.91	1.12
Comparable - New (d)	1	38	1,394	1,394	1,394	24.00	3.16	0.95
Non-comparable (e)	7	75	33,084	33,084	32,012	30.44	10.29	1.67
Total			128,461	128,461	127,389

(a)	Excludes executed leases with a term of 12 months or less, subleases, and percentage rent leases.

(b)	Pre-leased information is associated with projects under development at June 30, 2018.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $27.85 per square foot to $28.85 per square foot, or 3.6% over previous rents.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $26.86 per square foot to $24.00 per square foot, or 10.6% under previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rents is based on the gross lease value, including recoveries.

The following table summarizes our executed office property leases during the six months ended June 30, 2018:

			Square Feet			Per Square Foot per Annum
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	4	136	86,974	86,974	86,974	$51.13	$7.21	$1.80
Comparable - Renewal (c)	7	47	26,980	16,120	18,194	34.74	1.91	1.31
Comparable - New (d)	2	51	3,746	1,394	3,746	32.29	3.16	1.74
Non-comparable (e)	18	71	102,417	98,041	68,459	31.85	7.83	1.43
Total			220,117	202,529	177,373

(a)	Excludes executed leases with a term of 12 months or less, subleases, and percentage rent leases.

(b)	Pre-leased information is associated with projects under development at June 30, 2018.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $34.44 per square foot to $34.74 per square foot, or 0.9% over previous rents.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $34.48 per square foot to $32.29 per square foot, or 6.4% under previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rents is based on the gross lease value, including recoveries.

The following are recently acquired or completed multifamily and office properties which were acquired or transferred from Strategic Developments to Operating Assets during the six months ended June 30, 2018:

•	m.flats/TEN.M, a 437-unit multi-family property in Columbia, Maryland, of which we have a 50% ownership interest; and

•	Sterrett Place, a 119,000 square foot office building in Columbia, Maryland, which we acquired in the second quarter of 2018.

Master Planned Communities

EBT for the Master Planned Communities are presented below:

MPC EBT	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	$ Change	2018	2017	$ Change
Total revenues	$62,765	$78,076	$(15,311)	$118,530	$146,782	$(28,252)
Total operating expenses	37,003	40,683	3,680	73,371	75,948	2,577
Segment operating income	25,762	37,393	(11,631)	45,159	70,834	(25,675)
Depreciation and amortization	(85)	(79)	(6)	(166)	(171)	5
Interest (expense) income, net	6,808	5,990	818	13,200	11,547	1,653
Equity in earnings (loss) from real estate and other affiliates	14,100	9,792	4,308	25,228	15,072	10,156
EBT	$46,585	$53,096	$(6,511)	$83,421	$97,282	$(13,861)

Three months ended June 30, 2018, compared with three months ended June 30, 2017

EBT decreased $(6.5) million to $46.6 million, mainly as a result of the timing of single family lot sales at Bridgeland and the Woodlands, with 18 and 56 fewer sales during the current period, respectively. The decrease was also impacted by $11.0 million recognized in the prior period related to a super pad sale at Summerlin, with no comparable activity during the current period. These decreases were offset in part by home sales at Summerlin and The Summit, and single family lots at The Woodlands Hills. Sales at The Woodlands Hills commenced in the fourth quarter of 2017, and there were 37 sales in the current period.

Six months ended June 30, 2018, compared with six months ended June 30, 2017

EBT decreased $(13.9) million to $83.4 million, mainly as a result of superpad sales and commercial sales in the prior period at Summerlin and The Woodlands, respectively, with no comparable activity during the current period. The decrease was also impacted by the timing of sales of single family lots at Bridgeland, with 49 fewer sales in the current period. These decreases were offset in part by home sales at Summerlin and The Summit, as well as sales of 86 single family lots at The Woodlands Hills.

MPC revenues fluctuate each period given the nature of the development and sale of land in these large scale, long-term projects. While the volume in timing of land sales can be unpredictable, we view the recent home sales in our master-planned communities as a leading indicator of desirability and demand for our land. To that end, according to RCLCO, home sales increased in the first half of 2018 compared to the first half of 2017 by 64% in Summerlin and 16% in both Bridgeland and The Woodlands.

MPC Net Contribution

In addition to segment EBT for the MPC, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. MPC Net Contribution is defined as MPC segment EBT, plus MPC cost of sales, Depreciation and amortization, and net collections from SID bonds and Municipal Utility District (“MUD”) receivables, reduced by MPC development and land acquisition expenditures. MPC Net Contribution is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance nor should it be used as a comparison metric with other comparable businesses. A reconciliation of segment EBT to MPC Net Contribution is presented below.

MPC Net Contribution	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	$ Change	2018	2017	$ Change
MPC EBT	$46,585	$53,096	$(6,511)	$83,421	$97,282	$(13,861)
Plus:
Cost of sales - land	26,383	33,376	(6,993)	52,426	59,245	(6,819)
MUD and SID bonds collections, net of assumptions	(2,380)	(4,395)	2,015	(5,004)	10,817	(15,821)
Depreciation and amortization	85	79	(6)	166	171	5
Less:
MPC development expenditures	(46,538)	(47,350)	812	(90,403)	(90,973)	570
MPC land acquisitions	(2,049)	—	(2,049)	(2,555)	(1,415)	(1,140)
Equity in earnings in real estate and other affiliates, net of distributions	(11,355)	(9,792)	(1,563)	(22,483)	(15,072)	(7,411)
MPC Net Contribution	$10,731	$25,014	$(14,283)	$15,568	$60,055	$(44,487)

MPC Net Contribution decreased $14.3 million to $10.7 million and $44.5 million to $15.6 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The only material change, in addition to those explained in the EBT section above, is the $2.0 million increase and $15.8 million decrease in MUD and SID collections for the three and six months ended June 30, 2018, respectively. Both of these changes are related to the timing of the administrative process associated with MUD and SID receivables.

The following table sets forth MPC land inventory activity for the six months ended June 30, 2018:

(In thousands)	Bridgeland	Maryland	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2017	$458,908	$16,628	$852,233	$206,049	$108,460	$1,642,278
Acquisitions	506	—	—	2,049	—	2,555
Development expenditures (a)	46,155	10	32,235	4,194	7,809	90,403
MPC Cost of Sales	(4,816)	—	(37,988)	(7,055)	(2,567)	(52,426)
MUD reimbursable costs (b)	(30,806)	—	—	(343)	(2,985)	(34,134)
Transfer to Strategic	(812)	—	—	—	—	(812)
Transfer to Operating Assets	—	—	(6,705)	—	—	(6,705)
Other	(3,799)	13	1,963	(795)	1,757	(861)
Balance June 30, 2018	$465,336	$16,651	$841,738	$204,099	$112,474	$1,640,298

(a)	Development expenditures are inclusive of capitalized interest and property taxes.

(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

Strategic Developments

Our Strategic Developments assets generally require substantial future development to maximize their use. Our expenses relating to these assets are primarily related to costs associated with selling condominiums, marketing costs associated with our strategic developments, operational costs associated with the IBM building that serves as a world class information center and sales gallery for the entire Ward Village Master Plan development, carrying costs including, but not limited to, property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Developments asset, we would expect that with the exception of the residential portion of our condominium projects, upon completion of development, the asset would likely be reclassified to Operating Assets when the asset is placed in service and NOI would become a meaningful measure of its operating performance. All development costs discussed herein are exclusive of land costs.

EBT for Strategic Developments are summarized as follows:

Strategic Developments EBT	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2018	2017	$ Change	2018	2017	$ Change
Total revenues	$25,017	$148,685	$(123,668)	$39,673	$229,654	$(189,981)
Total operating expenses	38,156	109,087	70,931	50,923	173,444	122,520
Segment operating (loss) income	(13,139)	39,598	(52,737)	(11,250)	56,210	(67,461)
Depreciation and amortization	(1,113)	(491)	(622)	(2,178)	(1,159)	(1,019)
Interest (expense) income, net	6,417	6,734	(317)	13,941	11,338	2,603
Equity in earnings (loss) from real estate and other affiliates	3,200	5	3,195	3,872	(140)	4,012
Gains on sales of properties	—	—	—	—	32,215	(32,215)
EBT	$(4,635)	$45,846	$(50,481)	$4,385	$98,464	$(94,079)

EBT decreased $50.5 million to $(4.6) million and decreased $94.1 million to $4.4 million for the three and six months ended June 30, 2018, respectively, compared to the prior year periods. The decreases for the three and six months ended June 30, 2018 were primarily driven by decreases in Condominium rights and unit sales, net of costs, which were meaningfully impacted by the adoption of the New Revenue Standard as of the Adoption Date. At Ward Village, we closed on seven condominium units during the three months ended June 30, 2018 and June 30, 2017. We closed on thirteen condominium units during the six months ended June 30, 2018, compared to twenty units during the six months ended June 30, 2017. At June 30, 2018, four of our projects are 97.1% sold. The three and six months ended June 30, 2018 were also impacted by a $3.2 million and $6.1 million increase in other rental and property revenue, respectively, primarily due to condominium homeowners association fee revenue, offset by increases of $13.4 million in Condominium rights and unit cost of sales, due to anticipated window repairs at Ward Village. In addition, the six months ended June 30, 2017 includes $32.2 million related to the sale of 36 acres of undeveloped land at The Elk Grove Collection with no comparable activity for the six months ended June 30, 2018. The decrease in the six months ended June 30, 2018 was partially offset by an increase in Equity in earnings from real estate and other affiliates of $4.0 million.

The following is a summary of activity during the current period for the Seaport District and Ward Village:

The Seaport District and Pier 17

•	finalized a license agreement with renowned California waterfront restaurant Malibu Farm to open its first New York location at Pier 17;

•	announced the full artist lineup for the inaugural Pier 17 rooftop concert series beginning August 2018;

•	continued progress at the Seaport District including preparing Pier 17 for its inaugural Rooftop Concert Series and hosting a performance by Carrie Underwood on July 4th; and

•
acquired the property at 250 Water Street, an approximately one-acre parking lot in the Seaport District. We purchased the site for $180 million plus closing costs, consisting of an initial payment of $53.1 million and a $129.7 million note payable for the balance. The loan has an initial interest-free term of six months with an initial maturity date of December 8, 2018, and three, six-month extension options at a rate of 6.00%. The second and third extension options each require a $30.0 million pay down.

Ward Village - Ward Village includes five mixed-use residential towers: Waiea, Anaha, Ae‘o, Ke Kilohana, and ‘A‘ali‘i. Activity for these towers is presented below.

Waiea - We have entered into contracts for 167 of the 174 units as of June 30, 2018 and closed on 163 of those units. These units under contract represent 96.0% of total units and 91.6% of the total residential square feet available for sale. The retail portion of the project is 100% leased and has been placed in service.

Anaha - We have entered into contracts and closed on 313 of the 317 units as of June 30, 2018. We entered into one additional contract during July 2018. The units under contract represent 98.7% and 99.1% of total units and 96.2% and 96.7% of the total residential square feet available for sale as of June 30 and July 31, 2018, respectively. Additionally, we have leased and placed in service 65.4% of the 16,100 square feet of retail space.

Ae‘o - We have entered into contracts for 464 of the 465 units as of June 30, 2018. The units under contract represent 99.8% of the total units and 99.7% of total residential square feet available for sale. The retail portion of the project is 98.1% leased and was placed in service in the current period.

Ke Kilohana - We have entered into contracts for 395 of the 424 units as of June 30, 2018. The units under contract represent 93.2% of total units and 89.9% of the total residential square feet available for sale, respectively. As previously announced, we have pre-leased all of the approximately 22,000 square feet of available retail space to CVS/Longs Drugs.

‘A‘ali‘i - Public sales launched in January of the current year, expanding the selection of new homes at Ward Village. We have entered into contracts for 348 of the 751 units as of June 30, 2018. We entered into 152 additional contracts during July 2018. The units under contract represent 46.3% and 66.6% of total units as of June 30 and July 31, 2018, respectively.

Projects Under Construction

The following table summarizes our projects under construction and related debt held in Operating Assets and Strategic Developments as of June 30, 2018. Projects that are substantially complete, and therefore, have been placed in service in Operating Assets may still require some capital for remaining tenant build-out. This table does not include projects for which construction has not yet started.

(In thousands)	Total Estimated Costs (a)	Costs Paid Through June 30, 2018 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Holdback to be Drawn	Debt to be Drawn (c)	Costs Remaining to be Paid, Net of Debt and Buyer Deposits/Holdbacks to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
Columbia
One Merriweather	$78,187	$72,819	$5,368	$—	$4,164	$1,204	(d)(e)	Open
Two Merriweather	40,941	32,030	8,911	—	9,644	(733)	(e)(f)	Open
The Woodlands
1725-35 Hughes Landing Boulevard	218,551	190,097	28,454	—	23,654	4,800	(d)(e)	Open
Three Hughes Landing	90,162	72,558	17,604	—	15,286	2,318	(d)(e)	Open
Other
Lakeland Village Center at Bridgeland	16,274	14,031	2,243	—	—	2,243	(g)(e)	Open
Kewalo Basin Harbor	22,718	10,281	12,437	—	11,562	875	(h)	2019
Total Operating Assets	466,833	391,816	75,017	—	64,310	10,707

Strategic Developments
Chicago
110 North Wacker	685,121	50,737	634,384	—	591,651	42,733	(i)	2020
Columbia
Three Merriweather and Garage	138,221	7,046	131,175	—	—	131,175	(j)	Q3 2019
Merriweather Area 3 Residential/Retail	116,386	11,526	104,860	—	—	104,860	(j)	Q4 2019
The Woodlands
Creekside Park Apartments	42,111	28,952	13,159	—	30,000	(16,841)	(f)(k)	Q3 2018
100 Fellowship Drive	63,278	30,253	33,025	—	25,854	7,171	(d)	Q2 2019
Hughes Landing Day Care	2,706	72	2,634	—	—	2,634	(h)	Q1 2019
Lake Woodlands Crossing Retail	15,381	4,720	10,661	—	10,842	(181)	(d)	Q4 2018
Bridgeland Apartments	48,412	794	47,618	—	—	47,618	(j)	Q4 2019
Two Lakes Edge	107,706	457	107,249	—	—	107,249	(j)	2020
Seaport District
South Street Seaport - Pier 17 and Historic Area / Uplands	624,713	470,804	153,909	—	—	153,909	(h)(l)	Q4 2018
South Street Seaport - Tin Building	159,982	18,371	141,611	—	—	141,611	(h)	2020
Summerlin
Aristocrat	46,661	18,162	28,499	—	19,926	8,573	(d)	Q3 2018
Two Summerlin	49,320	20,556	28,764	—	26,768	1,996	(d)	Q3 2018
Downtown Summerlin Apartments	59,276	7,231	52,045	—	44,100	7,945	(g)	Q2 2019
Summerlin Ballpark	114,670	8,501	106,169	—	—	106,169	(j)(m)	Q2 2019
Ward Village
Ae‘o	428,508	339,120	89,388	104	81,665	7,619	(d)	Q1 2019
Anaha	401,314	381,054	20,260	—	—	20,260	(n)	Open
Ke Kilohana	218,898	113,498	105,400	300	104,624	476	(d)	Q3 2019
Waiea	439,964	396,174	43,790	—	—	43,790	(n)(o)	Open
Total Strategic Developments	3,762,628	1,908,028	1,854,600	404	935,430	918,766
Combined Total at June 30, 2018	$4,229,461	$2,299,844	$1,929,617	$404	$999,740	$929,473

	Three Merriweather and Garage estimated financing					(90,000)
	Merriweather Area 3 Residential/Retail estimated financing					(86,000)
	Bridgeland Apartments estimated financing					(34,231)
	Two Lakes Edge estimated financing					(74,000)
	Summerlin Ballpark estimated financing					(51,231)
Estimated costs to be funded net of financing, assuming closing on estimated financing						$594,011

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

(b)	Costs included in (a) above which have been paid through June 30, 2018.

(c)	With respect to our condominium projects, remaining debt to be drawn is reduced by deposits used for construction.

(d)	Positive balances represent cash drawn in advance of costs paid.

(e)	Final completion is dependent on lease-up and tenant build-out.

(f)
Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to June 2018 costs that were paid by us, but not yet reimbursed by our lenders. We expect to receive funds from our lenders for these costs in the future.

(g)	Lakeland Village Center at Bridgeland remaining debt will not be drawn; loan was paid off as of April 13, 2018.

(h)	Positive balances represent cash equity to be invested.

(i)
110 North Wacker Total Estimated Costs excludes the land value of $86.0 million; The Debt to be Drawn includes future draws on the construction loan and anticipated equity partner and JV partner contributions. Costs Remaining to be Paid represent our remaining equity commitment. At loan closing, we received a $52.2 million cash distribution from the venture and will reinvest funds over future periods to meet its remaining equity commitment.

(j)	Positive balances represent future spending to be financed with construction loans we are currently seeking and equity to be spent.

(k)
Creekside Apartments closed on the additional $30.0 million of financing through our Woodlands Credit Facility in April 2017. The credit facility is available to be drawn, but we have not drawn down the facility to date.

(l)
South Street Seaport - Pier 17 and Historic Area / Uplands Total Estimated Costs and Costs Paid Through June 30, 2018 include costs required for the Pier 17 and Historical Area/Uplands and are gross of insurance proceeds received to date.

(m)	Excludes costs to acquire the baseball team.

(n)
The Waiea and Anaha facility was repaid in full on October 27, 2017 in conjunction with the closing of a substantial portion of Anaha and Waiea. Approximately 96.9% of the units in these towers were sold and closed by June 30, 2018.

(o)
Total estimate has been increased $15.0 million during the three month period ended June 30, 2018 primarily as a result of warranty repairs that will be required. However, we anticipate recovering a substantial amount of these costs in the future which is not reflected in this schedule.

Corporate expenses and other items

Corporate expenses and other items decreased by $35.0 million to $52.5 million and decreased by $83.5 million to $103.7 million for the three and six months ended June 30, 2018 compared to the prior year periods. The decreases were mainly caused by the following:

•
decrease of $30.9 million and $43.4 million for the three and six months ended June 30, 2018, respectively, due to warrant liability expenses recognized in the comparative 2017 periods that did not recur in 2018;

•	decrease of $46.4 million for the six months ended June 30, 2018 related to the redemption in the first quarter of 2017 of our $750.0 million 6.875% senior notes due 2021;

•	increase of $6.6 million and $13.2 million in Demolition costs for the three and six months ended June 30, 2018, respectively, related to 110 North Wacker and the Tin Building; and

•	increase of $5.5 million for the six months ended June 30, 2018 related to the gain on acquisition of our joint venture partner’s interest in Las Vegas 51s that took place in 2017.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in MPC, cash generated from our operating assets, condominium closings, deposits from condominium sales (which are restricted to funding construction of the related developments), first mortgage financings secured by our assets and the corporate bond markets. Additionally, strategic sales of certain assets may provide additional cash proceeds to our operating or investing activities. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next twelve months. The development and redevelopment opportunities in Operating Assets and Strategic Developments are capital intensive and will require significant additional funding, if and when pursued. Any additional funding, if available, would be raised with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time. We cannot provide assurance that financing arrangements for our properties will be on favorable terms or occur at all, which could have a negative impact on our liquidity and capital resources. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our projects. We also provided a completion guarantee to the City of New York for the redevelopment of Pier 17.

Total outstanding debt was $3.1 billion as of June 30, 2018. Certain mortgages may require paydowns in order to exercise contractual extension terms. Our proportionate share of the debt of our Real Estate Affiliates, which is non-recourse to us, totaled $88.9 million as of June 30, 2018. The following table summarizes our net debt on a segment basis as of June 30, 2018. Net debt is defined as Mortgages, notes and loans payable, including our ownership share of debt of our real estate and other affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID and MUD receivables. Although net debt is not a recognized GAAP financial measure, we believe, as with our other non-GAAP measures, that such information is useful to our investors and other users of our financial statements. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

(In thousands) Segment Basis (a)	Master Planned Communities		Operating Assets		Strategic Developments		Segment Totals	Non- Segment Amounts	June 30, 2018
Mortgages, notes and loans payable	$231,040		$1,633,806	(c)	$356,594	(d)	$2,221,440	$1,005,210	$3,226,650
Less: Cash and cash equivalents	(123,914)	(b)	(78,773)	(e)	(57,199)	(f)	(259,886)	(471,948)	(731,834)
Special Improvement District receivables	(25,206)		—		—		(25,206)	—	(25,206)
Municipal Utility District receivables, net	(222,857)		—		—		(222,857)	—	(222,857)
Net Debt	$(140,937)		$1,555,033		$299,395		$1,713,491	$533,262	$2,246,753

(a)	Please refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.

(b)	Includes MPC Cash and cash equivalents, including $69.0 million of cash related to The Summit joint venture.

(c)	Includes our $76.3 million share of debt of our real estate and other affiliates in Operating Assets (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, and m.flats/TEN.M).

(d)	Includes our $12.6 million share of debt of our real estate and other affiliates in Strategic Developments (33 Peck Slip).

(e)
Includes our $1.2 million share of Cash and cash equivalents of our real estate and other affiliates in Operating Assets (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, Stewart Title of Montgomery County, TX and m.flats/TEN.M).

(f)
Includes our $0.7 million share of cash and cash equivalent of our real estate and other affiliates in Strategic Developments (KR Holdings, LLC, HHMK Development, LLC, Circle T Ranch and Power Center, and 33 Peck Slip).

Cash Flows

Operating Activities

The cash flows and earnings generated from each business segment’s activities will likely vary significantly from year to year given the changing nature of our development focus. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2018. Operating cash continued to be utilized in the second quarter of 2018 to fund ongoing development expenditures in Strategic Developments and MPC, consistent with prior years.

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

Net cash used in operating activities was $111.8 million and $146.6 million for the six months ended June 30, 2018, and 2017 respectively. The $34.7 million net decrease in cash used for operating activities in the six months ended June 30, 2018 compared to the same period in 2017 was primarily related to the timing of condominium development expenditures.

Investing Activities

Net cash used in investing activities was $401.1 million for the six months ended June 30, 2018 as compared to cash used in investing activities of $175.0 million for the six months ended June 30, 2017. The increase in use of cash of $226.1 million was primarily the result of the acquisition of 250 Water Street during the current quarter for $179.5 million, offset by proceeds from Tax Increment Financings of $12.3 million.

Financing Activities

Net cash provided by financing activities was $285.0 million for the six months ended June 30, 2018 as compared to $274.7 million for the six months ended June 30, 2017. In 2018, cash provided by financing activities included loan proceeds of $129.7 for the acquisition of 250 Seaport District, $94.1 million related to development of Ae‘o, and $69.0 million related to the investment made by our joint venture partners in 110 North Wacker. Additional sources of cash relate to draws on existing financings of $25.5 million for MD Anderson at The Woodlands, $5.1 million for Three Hughes Landing, $3.8 million for Two Merriweather, $3.3 million for One Merriweather, and $9.0 million related to the cash impact of the unwinding of swaps during the quarter. The sources of cash were partially offset by $57.3 million related to the share repurchase that occurred in January of the current year, and the $11.7 million repayment of the financing for Lakeland Village.

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

The following table summarizes our contractual obligations as of June 30, 2018:

(In thousands)	Less than 1 year	1-3 years	3-5 years	Thereafter	Total
Mortgages, notes and loans payable (a)	$106,530	$1,304,510	$397,102	$1,355,629	$3,163,771
Interest Payments (b)	152,100	368,143	155,837	125,112	801,192
Ground lease and other leasing commitments	8,769	16,378	15,527	314,129	354,803
Total	$267,399	$1,689,031	$568,466	$1,794,870	$4,319,766

(a)	Based on final maturity, inclusive of extension options.

(b)	Interest is based on the borrowings that are presently outstanding and current floating interest rates.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $191.6 million as of June 30, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps and caps. As of June 30, 2018, of our $1.5 billion of variable rate debt outstanding, $172.5 million has been swapped to a fixed-rate. We also have interest rate cap contracts for our $230.0 million Ae‘o facility and our $180.0 million Master Credit Facility for The Woodlands, $150.0 million of which is currently outstanding and $75.0 million of which is capped, to mitigate our exposure to rising interest rates. As the properties are placed in service and become stabilized, we typically refinance the variable rate debt with long-term fixed-rate debt.
As of June 30, 2018, annual interest costs would increase approximately $13.5 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 7 - Mortgages, Notes and Loans Payable and Note 9 - Derivative Instruments and Hedging Activities in our Condensed Consolidated Financial Statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 14, 2018, we were served with a petition involving approximately 500 individuals or entities who claim that their properties, located in the Timarron Park neighborhood of The Woodlands, were damaged by flood waters that resulted from the unprecedented rainfall that occurred throughout Harris County and surrounding areas during Hurricane Harvey in August 2017. The complaint was filed in State Court in Harris County of the State of Texas. In general, the plaintiffs allege negligence in the development of Timarron Park and violations of Texas’ Deceptive Trade Practices Act and name as defendants The Howard Hughes Corporation, The Woodlands Land Development Company and two unaffiliated parties involved in the planning and engineering of Timarron Park. We intend to vigorously defend the matter as we believe that these claims are baseless and without merit and that we have substantial legal and factual defenses to the claims and allegations contained in the complaint. At this time, no assessment can be made as to the likely outcome of these actions or whether the outcome will be material to us.

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibit Index to this Quarterly Report lists the exhibits furnished as required by Item 601 of Regulation S-K and is incorporated by reference.

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

+   Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2018 and 2017, and (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ David R. O’Reilly
David R. O’Reilly
Chief Financial Officer
August 6, 2018