Form 10-Q
period 2018-09-30
Howard Hughes Corp
filed 2018-11-05
CIK 1498828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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
☐ Yes    ☒ No

The number of shares of common stock, $0.01 par value, outstanding as of October 30, 2018 was 43,030,209.

THE HOWARD HUGHES CORPORATION

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDTIED)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(In thousands, except shares and par value amounts)	September 30, 2018	December 31, 2017
Assets:
Investment in real estate:
Master Planned Communities assets	$1,621,168	$1,642,278
Buildings and equipment	2,510,945	2,238,617
Less: accumulated depreciation	(359,445)	(321,882)
Land	302,858	277,932
Developments	1,825,847	1,196,582
Net property and equipment	5,901,373	5,033,527
Investment in real estate and other affiliates	107,720	76,593
Net investment in real estate	6,009,093	5,110,120
Cash and cash equivalents	454,080	861,059
Restricted cash	158,468	103,241
Accounts receivable, net	15,437	13,041
Municipal Utility District receivables, net	237,567	184,811
Notes receivable, net	40,220	5,864
Deferred expenses, net	95,811	80,901
Prepaid expenses and other assets, net	286,194	370,027
Total assets	$7,296,870	$6,729,064

Liabilities:
Mortgages, notes and loans payable, net	$3,261,210	$2,857,945
Deferred tax liabilities	148,770	160,850
Accounts payable and accrued expenses	705,864	521,718
Total liabilities	4,115,844	3,540,513

Commitments and contingencies (see Note 10)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 43,538,420 shares issued and 43,033,127 outstanding as of September 30, 2018 and 43,300,253 shares issued and 43,270,880 outstanding as of December 31, 2017	436	433
Additional paid-in capital	3,318,747	3,302,502
Accumulated deficit	(157,602)	(109,508)
Accumulated other comprehensive income (loss)	4,450	(6,965)
Treasury stock, at cost, 505,293 and 29,373 shares as of September 30, 2018 and December 31, 2017, respectively	(60,743)	(3,476)
Total Stockholders' equity	3,105,288	3,182,986
Noncontrolling interests	75,738	5,565
Total equity	3,181,026	3,188,551
Total liabilities and equity	$7,296,870	$6,729,064
See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Revenues:
Condominium rights and unit sales	$8,045	$113,852	$39,767	$342,208
Master Planned Communities land sales	127,730	54,906	226,727	177,531
Minimum rents	53,244	44,654	153,156	136,053
Tenant recoveries	12,806	11,586	37,808	34,627
Hospitality revenues	19,108	17,776	64,738	57,190
Builder price participation	8,685	5,472	19,394	14,613
Other land revenues	7,145	4,561	15,988	19,606
Other rental and property revenues	20,397	5,929	42,266	17,309
Total revenues	257,160	258,736	599,844	799,137

Expenses:
Condominium rights and unit cost of sales	6,168	86,531	41,713	253,209
Master Planned Communities cost of sales	57,183	29,043	109,609	88,288
Master Planned Communities operations	13,044	8,180	33,956	24,881
Other property operating costs	42,942	21,354	91,847	60,153
Rental property real estate taxes	8,519	7,678	24,148	21,765
Rental property maintenance costs	4,456	3,380	11,604	10,016
Hospitality operating costs	14,723	13,525	45,707	41,534
Provision for doubtful accounts	2,282	448	4,417	1,728
Demolition costs	2,835	175	16,166	303
Development-related marketing costs	7,218	5,866	20,484	14,787
General and administrative	20,645	22,362	71,795	63,423
Depreciation and amortization	31,123	35,899	88,398	96,193
Total expenses	211,138	234,441	559,844	676,280

Operating income before other items	46,022	24,295	40,000	122,857

Other:
Gains on sales of properties	—	237	—	32,452
Other (loss) income, net	(3,710)	(160)	(3,444)	750
Total other	(3,710)	77	(3,444)	33,202

Operating income	42,312	24,372	36,556	156,059

Interest income	2,080	1,764	6,759	3,171
Interest expense	(21,670)	(17,241)	(57,182)	(49,547)
Loss on redemption of senior notes due 2021	—	—	—	(46,410)
Warrant liability loss	—	—	—	(43,443)
Gain on acquisition of joint venture partner's interest	—	—	—	5,490
Equity in earnings from real estate and other affiliates	8,612	7,467	39,297	25,821
Income before taxes	31,334	16,362	25,430	51,141
Provision for income taxes	7,487	5,846	5,628	31,846
Net income	23,847	10,516	19,802	19,295
Net income attributable to noncontrolling interests	(482)	(12)	(51)	(12)
Net income attributable to common stockholders	$23,365	$10,504	$19,751	$19,283

Basic income per share:	$0.54	$0.25	$0.46	$0.47

Diluted income per share:	$0.54	$0.24	$0.46	$0.45
See Notes to Condensed Consolidated Financial Statements.

 THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net income	$23,847	$10,516	$19,802	$19,295
Other comprehensive income:
Interest rate swaps (a)	(367)	180	13,031	(2,070)
Capitalized swap interest income (expense) (b)	(25)	(40)	34	(161)
Pension adjustment (c)	2,566	—	556	—
Adoption of ASU 2018-02 (d)	—	—	(1,148)	—
Adoption of ASU 2017-12 (e)	—	—	(739)	—
Terminated swap amortization	(239)	—	(319)	—
Other comprehensive income (loss)	1,935	140	11,415	(2,231)
Comprehensive income	25,782	10,656	31,217	17,064
Comprehensive income attributable to noncontrolling interests	(482)	(12)	(51)	(12)
Comprehensive income attributable to common stockholders	$25,300	$10,644	$31,166	$17,052

(a)
Amounts are shown net of deferred tax benefit of $0.2 million and deferred tax expense of $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and deferred tax expense of $3.7 million and deferred tax benefit of $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

(b)
The deferred tax impact was not meaningful for the three months ended September 30, 2018 and 2017 and for the nine months ended September 30, 2018. Amount is net of deferred tax benefit of $0.1 million for the nine months ended September 30, 2017.

(c)	Net of deferred tax benefit of zero and $0.6 million, for the three and nine months ended September 30, 2018, respectively.

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

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2016	39,802,064	$398	$2,853,269	$(277,912)	$(6,786)	(12,061)	$(1,231)	$2,567,738	$3,772	$2,571,510
Net income	—	—	—	19,283	—	—	—	19,283	12	19,295
Preferred dividend payment on behalf of subsidiary	—	—	—	—	—	—	—	—	(12)	(12)
Interest rate swaps, net of tax of $1,409	—	—	—	—	(2,070)	—	—	(2,070)	—	(2,070)
Capitalized swap interest, net of tax of $86	—	—	—	—	(161)	—	—	(161)	—	(161)
Stock plan activity	368,415	4	16,735	—	—	(4,321)	(532)	16,207	—	16,207
Exercise of Warrants	3,052,453	31	375,582	—	—	—	—	375,613	—	375,613
Issuance of Management Warrants	—	—	50,000	—	—	—	$—	50,000	—	50,000
Balance, September 30, 2017	43,222,932	$433	$3,295,586	$(258,629)	$(9,017)	(16,382)	$(1,763)	$3,026,610	$3,772	$3,030,382

Balance, December 31, 2017	43,300,253	$433	$3,302,502	$(109,508)	$(6,965)	(29,373)	$(3,476)	$3,182,986	$5,565	$3,188,551
Net income	—	—	—	19,751	—	—	—	19,751	51	19,802
Interest rate swaps, net of tax of $3,710	—	—	—	—	13,031	—	—	13,031	—	13,031
Terminated swap amortization	—	—	—	—	(319)	—	—	(319)	—	(319)
Pension adjustment, net of tax of $620	—	—	—	—	556	—	—	556	—	556
Capitalized swap interest, net of tax of $9	—	—	—	—	34	—	—	34	—	34
Adoption of ASU 2014-09	—	—	—	(69,732)	—	—	—	(69,732)	—	(69,732)
Adoption of ASU 2017-12	—	—	—	739	(739)	—	—	—	—	—
Adoption of ASU 2018-02	—	—	—	1,148	(1,148)	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	(475,920)	(57,267)	(57,267)	—	(57,267)
Contributions to joint ventures	—	—	—	—	—	—	—	—	70,122	70,122
Stock plan activity	238,167	3	16,245	—	—	—	—	16,248	—	16,248
Balance, September 30, 2018	43,538,420	$436	$3,318,747	$(157,602)	$4,450	(505,293)	$(60,743)	$3,105,288	$75,738	$3,181,026

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash Flows from Operating Activities:
Net (loss) income	$19,802	$19,295
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	77,347	84,083
Amortization	11,051	12,110
Amortization of deferred financing costs	9,424	4,306
Amortization of intangibles other than in-place leases	1,052	(1,071)
Straight-line rent amortization	(9,547)	(6,625)
Deferred income taxes	4,621	33,484
Restricted stock and stock option amortization	8,833	4,954
Gains on sales of properties	—	(32,452)
Gain on acquisition of joint venture partner's interest	—	(5,490)
Net decrease (increase) in minimum pension liability	(65)	—
Warrant liability loss	—	43,443
Loss on redemption of senior notes due 2021	—	46,410
Equity in earnings from real estate and other affiliates, net of distributions	(30,474)	(20,200)
Provision for doubtful accounts	4,417	1,728
Master Planned Communities land acquisitions	(3,565)	(1,415)
Master Planned Communities development expenditures	(142,000)	(136,745)
Master Planned Communities cost of sales	99,062	78,424
Condominium development expenditures	(234,563)	(293,183)
Condominium rights and unit cost of sales	41,713	253,209
Percentage of completion revenue recognition from sale of condominium rights and unit sales	—	(342,208)
Net changes:
Accounts and notes receivable	(43,990)	1,602
Prepaid expenses and other assets	(555)	(7,113)
Condominium deposits received	73,082	250,352
Deferred expenses	(11,169)	(11,215)
Accounts payable and accrued expenses	(14,294)	(36,607)
Condominium deposits receivable	—	36,361
Other, net	—	245
Cash used in operating activities	(139,818)	(24,318)

Cash Flows from Investing Activities:
Property and equipment expenditures	(4,667)	(5,936)
Operating property improvements	(40,414)	(12,591)
Property developments and redevelopments	(387,625)	(258,850)
Acquisition of assets	(234,541)	(15,404)
Proceeds for reimbursement of development costs	—	11,165
Proceeds from sales of properties	—	36,560
Proceeds from Tax Increment Financings	16,848	—
Distributions from real estate and other affiliates	1,072	—
Note issued to real estate and other affiliates	(3,795)	—
Maturity of long term investment	—	3,595
Investments in real estate and other affiliates, net	(1,027)	(3,579)
Cash used in investing activities	(654,149)	(245,040)

Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	1,077,315	1,433,437
Principal payments on mortgages, notes and loans payable	(656,816)	(1,130,337)
Premium paid to redeem 2021 senior notes	—	(39,966)
Preferred dividend payment on behalf of REIT subsidiary	—	(12)
Purchase of treasury stock	(57,267)	—
Special Improvement District bond funds released from escrow	3,052	6,099
Deferred financing costs and bond issuance costs, net	(16,585)	(13,305)
Taxes paid on stock options exercised and restricted stock vested	(3,932)	(9,201)
Gain on unwinding of swaps	16,104	—
Stock options exercised	11,344	19,719
Issuance of noncontrolling interests	69,000	50,000
Cash provided by financing activities	442,215	316,434

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(In thousands)	2018	2017
Net change in cash, cash equivalents and restricted cash	(351,752)	47,076
Cash, cash equivalents and restricted cash at beginning of period	964,300	915,139
Cash, cash equivalents and restricted cash at end of period	$612,548	$962,215

Supplemental Disclosure of Cash Flow Information:
Interest paid	$122,334	$110,034
Interest capitalized	58,458	55,895
Income taxes paid (refunded), net	70	(12,419)

Non-Cash Transactions:
Exercise of Sponsor and Management Warrants	—	375,613
Special Improvement District bond transfers associated with land sales	10,546	9,864
Accrued interest on construction loan borrowing	6,175	4,978
Acquisition of below market lease intangible	1,903	—
Capitalized stock compensation	1,891	584
Acquisition of Las Vegas 51s
Building	—	87
Developments	—	65
Accounts receivable	—	633
Other assets	—	33,313
Other liabilities	—	(2,294)

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 26, 2018 (the "Annual Report"). Approximately $103.2 million in restricted cash was reclassified from Prepaid expenses and other assets, net to Restricted cash on the Condensed Consolidated Balance Sheets at December 31, 2017 to conform to the 2018 presentation as a result of the adoption of Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows - Restricted Cash. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and equity for the interim periods have been included. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 and future fiscal years.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements up to the date and time this Quarterly Report on Form 10-Q was filed.

Impact of new accounting standard related to Revenue
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. HHC adopted Topic 606 and all its related amendments (the “New Revenue Standard”) as of January 1, 2018 (the “Adoption Date”) using the modified retrospective transition method. Accordingly, prior period amounts presented have not been adjusted.
HHC recorded a cumulative effect adjustment of $69.7 million, net of taxes of $19.6 million, to increase Accumulated deficit as of the Adoption Date due to the impact of adopting Topic 606. As discussed in the Annual Report, Condominium rights and unit sales revenues were previously required to be recognized under the percentage of completion method. Under the new guidance, revenue and cost of sales for condominium units sold are not recognized until the construction is complete, the sale closes and the title to the property has transferred to the buyer (point in time). Additionally, certain real estate selling costs, such as the costs related to the Company's condominium model units, are either expensed immediately or capitalized as property and equipment and depreciated over their estimated useful life. The cumulative effect adjustments as of the Adoption Date consist of:

•	a decrease to Condominium receivables of $154.2 million,

•	an increase to Buildings and equipment, net, of $3.4 million,

•	an increase to Developments of $150.8 million,

•	an increase to Prepaid expenses and other assets, net of $5.6 million,

•	an increase to Accounts payable and accrued expenses of $95.0 million,

•	a decrease to Deferred tax liabilities of $19.6 million, and

•	an increase to Accumulated deficit of $69.7 million, net of taxes of $19.6 million.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The following Balance Sheet line items were affected as of September 30, 2018, as a result of HHC's adoption of the New Revenue Standard:

	September 30, 2018
Condensed Consolidated Balance Sheets (in thousands)	Recognition Under Previous Guidance	Impact of Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Buildings and equipment, net	$2,150,391	$1,109	$2,151,500
Developments	1,390,203	435,644	1,825,847
Deferred expenses, net	87,095	8,716	95,811
Prepaid expenses and other assets, net	757,512	(471,318)	286,194
Deferred tax liabilities	187,806	(39,036)	148,770
Accounts payable and accrued expenses	562,428	143,436	705,864
Accumulated deficit	(27,354)	(130,248)	(157,602)

For the three and nine months ended September 30, 2018, the following Condensed Consolidated Statements of Operations line items were affected as a result of HHC's adoption of the New Revenue Standard:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Condensed Consolidated Statements of Operations (in thousands)	Recognition Under Previous Guidance	Impact of Adoption of ASC Topic 606	Recognition Under ASC Topic 606	Recognition Under Previous Guidance	Impact of Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Condominium rights and unit sales	$51,823	$(43,778)	$8,045	$422,015	$(382,248)	$39,767
Condominium rights and unit cost of sales	43,916	(37,748)	6,168	346,391	(304,678)	41,713
Depreciation and amortization	30,752	371	31,123	86,059	2,339	88,398
Operating income before other items	52,424	(6,402)	46,022	119,909	(79,909)	40,000
Provision for income taxes	9,114	(1,627)	7,487	25,022	(19,394)	5,628
Net income	28,622	(4,775)	23,847	80,317	(60,515)	19,802
Net income attributable to noncontrolling interests	28,140	(4,775)	23,365	80,266	(60,515)	19,751

For the three and nine months ended September 30, 2018, the following Condensed Consolidated Statements of Comprehensive Income line items were affected as a result of HHC's adoption of the New Revenue Standard:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Condensed Consolidated Statements of Comprehensive Income (in thousands)	Recognition Under Previous Guidance	Impact of Adoption of ASC Topic 606	Recognition Under ASC Topic 606	Recognition Under Previous Guidance	Impact of Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Net income	$28,622	$(4,775)	$23,847	$80,317	$(60,515)	$19,802
Comprehensive income	30,557	(4,775)	25,782	91,732	(60,515)	31,217
Comprehensive income attributable to common stockholders	30,075	(4,775)	25,300	91,681	(60,515)	31,166

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The following Condensed Consolidated Statements of Cash Flows line items were affected as of September 30, 2018, as a result of HHC's adoption of the New Revenue Standard:

	Nine Months Ended September 30, 2018
Condensed Consolidated Statements of Cash Flows (in thousands)	Recognition Under Previous Guidance	Impact of Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Net income	$80,317	$(60,515)	$19,802
Depreciation and amortization	86,059	2,339	88,398
Deferred income taxes	24,015	(19,394)	4,621
Condominium rights and unit cost of sales	346,391	(304,678)	41,713
Percentage of completion revenue recognition from sale of condominium rights and unit sales	(382,248)	382,248	—

See Note 2 - Accounting Policies and Pronouncements for further discussion of accounting policies impacted by the Company's adoption of the New Revenue Standard and disclosures required by the New Revenue Standard.

NOTE 2 ACCOUNTING POLICIES AND PRONOUNCEMENTS

The following is a summary of recently issued and other notable accounting pronouncements which relate to HHC's business.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard is intended to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal use software license). The standard requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This standard also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The new standard may be adopted prospectively or retrospectively with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement that eliminates, adds and modifies certain disclosure requirements for fair value measurements. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-13 may have on its consolidated financial statements.
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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The standard defines an “in-substance nonfinancial asset” as a financial asset promised to a counterparty in a contract if substantially all the fair value of the assets is concentrated in nonfinancial assets. The ASU also provides guidance for accounting for partial sales of nonfinancial assets such as real estate. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. The new standard must be adopted retrospectively with early adoption permitted. The Company adopted ASU 2017-05 as of January 1, 2018, and it did not have an impact on the Company’s financial position or results of operations as the Company did not have partial sales in the period presented.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statements of cash flows. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. As required, the Company adopted ASU 2016-18 retrospectively as of January 1, 2018, resulting in presentation of an additional $39.7 million in Cash used in operating activities and $2.5 million in Cash provided for investing activities for the nine months ended September 30, 2017, related to an additional $37.2 million of changes in Restricted cash in the Condensed Consolidated Statements of Cash Flows in the respective period. The nature of these restrictions relates primarily to escrowed condominium deposits and other amounts related to taxes, insurance, legally restricted security deposits and leasing costs held in escrow.
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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 is codified in Accounting Standards Codification (“ASC”) 842. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The standard allows for either a modified retrospective or cumulative-effect adjustment transition approach for all leases existing at, or entered into after, the date of initial application. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements. The Company anticipates a material increase to assets and liabilities as it will be required to capitalize its ground leases, office leases and certain office equipment leases where the Company is the lessee. The Company has reviewed the adoption elections associated with the standard and elected to i) not separate lease and nonlease components, ii) not recognize right of use assets and lease liabilities for leases with terms of less than 12 months, and iii) present right of use assets and lease liabilities as separate line items on the consolidated balance sheets. The Company will apply practical expedients that allow certain aspects of existing leases to be scoped out of reassessment under the new standard and will recognize a cumulative-effect adjustment in its consolidated balance sheets as of the adoption date.
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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The following table presents HHC's revenues disaggregated by revenue source:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2018
Revenues
From contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$8,045	$39,767
Master Planned Communities land sales	127,730	226,727
Hospitality revenues	19,108	64,738
Builder price participation	8,685	19,394
Total revenue from contracts with customers	163,568	350,626

Recognized at a point in time and/or over time:
Other land revenues	7,145	15,988
Other rental and property revenues	20,397	42,266
Total other income	27,542	58,254

Rental and other income (lease-related revenues)
Minimum rents	53,244	153,156
Tenant recoveries	12,806	37,808
Total rental income	66,050	190,964

Total revenues	$257,160	$599,844

Revenues by segment
Master Planned Communities revenues	$143,135	$261,665
Operating Assets revenues	101,000	285,481
Strategic Developments revenues	13,025	52,698

Total revenues	$257,160	$599,844

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

Builder Price Participation

BPP is the variable component of the transaction price for Master Planned Communities Land Sales. BPP is earned when a developer that acquired land from HHC develops and sells a home to an end user at a price higher than a predetermined breakpoint. The excess over the breakpoint is shared between HHC and the developer at the time of closing on the sale of the home based on a percentage previously agreed upon. The Company concluded that as of the Adoption Date and as of September 30, 2018, BPP was constrained, as discussed below, and accordingly, the Company did not recognize an estimate of variable consideration. The Company's conclusion is based on the following factors:

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

Other land revenues - over time and point in time

Other land revenues recognized over time include ground maintenance revenue, homeowner association management fee revenue and revenue from providing exclusive cable and internet services at the Company's Master Planned Communities ("MPC") for the benefit of the tenants and owners of the communities. These revenues are recognized over time, as time elapses. The amount of consideration and the duration are fixed, as stipulated in the related agreements, and represent a single performance obligation.

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

The beginning and ending balances of contract assets and liabilities and significant activity during the period is as follows:

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

	Contract	Contract
(In thousands)	Assets	Liabilities
Balance as of January 1, 2018	$—	$179,179
Consideration earned during the period	(35,834)	(58,946)
Consideration received during the period	—	141,166
Balance as of September 30, 2018	$(35,834)	$261,399
Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations as of September 30, 2018 represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations are associated with contracts that generally are noncancellable by the customer after 30 days; however, purchasers of HHC's condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company's remaining unsatisfied performance obligations as of September 30, 2018 is $1.2 billion. The Company expects to recognize this amount as revenue over the following periods:

(In thousands)	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$821,664	$32,596	$371,040

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as BPP, as discussed above.

NOTE 3 REAL ESTATE AND OTHER AFFILIATES

The Company's investments in real estate and other affiliates that are reported in accordance with the equity and cost methods are as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Equity Method Investments
Master Planned Communities:
The Summit (a)	—	—	$76,899	$45,886	$9,454	$6,480	$34,682	$21,552
Operating Assets:
Las Vegas 51s, LLC (b)	100%	100%	—	—	—	—	—	(152)
Constellation (b)	100%	100%	—	—	—	107	—	(215)
The Metropolitan Downtown Columbia (c)	50%	50%	—	—	87	82	371	356
Stewart Title of Montgomery County, TX	50%	50%	3,740	3,673	165	113	393	322
Woodlands Sarofim #1	20%	20%	2,732	2,696	30	15	66	45
m.flats/TEN.M (d)	50%	50%	4,168	6,521	(357)	—	(2,661)	—
33 Peck Slip (e)	35%	35%	8,734	—	(452)	—	(452)	—
Strategic Developments:
Circle T Ranch and Power Center	50%	50%	7,574	4,455	(318)	650	3,118	650
HHMK Development	50%	50%	10	10	—	—	—	—
KR Holdings	50%	50%	7	749	3	20	679	36
33 Peck Slip (e)	35%	35%	—	8,651	—	—	(240)	(156)
			103,864	72,641	8,612	7,467	35,956	22,438
Cost method investments			3,856	3,952	—	—	3,341	3,383
Investment in real estate and other affiliates			$107,720	$76,593	$8,612	$7,467	$39,297	$25,821

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(a)	Please refer to the schedules below for relevant financial statement information.

(b)	HHC acquired this joint venture partner’s interest in 2017 and has consolidated the assets and liabilities of the entity in its financial results.

(c)
The Metropolitan Downtown Columbia was in a deficit position of $3.2 million and $2.6 million at September 30, 2018 and December 31, 2017, respectively, due to distributions from operating cash flows in excess of basis. This deficit balance is presented in Accounts payable and accrued expenses at September 30, 2018 and December 31, 2017.

(d)	Property was transferred from Strategic Developments to Operating Assets during the three months ended March 31, 2018.

(e)	Property was transferred from Strategic Developments to Operating Assets during the three months ended September 30, 2018.

As of September 30, 2018, HHC is not the primary beneficiary of any of the joint ventures listed above because it does not have the power to direct activities that most significantly impact the economic performance of the joint ventures; therefore, the Company reports its interests in accordance with the equity method. As of September 30, 2018, approximately $199.8 million of indebtedness was secured by the properties owned by HHC's real estate and other affiliates of which HHC's share was approximately $94.9 million based upon economic ownership. All of this indebtedness is without recourse to HHC.

As of September 30, 2018, HHC is the primary beneficiary of four variable interest entities ("VIEs") which are consolidated in its financial statements. HHC began consolidating 110 North Wacker and its underlying entities in the second quarter of 2018 as further discussed below. As of December 31, 2017, HHC was the primary beneficiary of three VIEs which are consolidated in its financial statements. The creditors of the other three consolidated VIEs do not have recourse to the Company. As of September 30, 2018, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $154.2 million and $90.5 million, respectively. As of December 31, 2017, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $24.8 million and $2.7 million, respectively. The assets of the VIEs are restricted for use only by the particular VIEs and are not available for the Company's general operations.

During the second quarter of 2018, HHC executed a joint venture agreement with USAA related to 110 North Wacker. At execution, HHC contributed land with a book basis of $33.6 million and an agreed upon fair value of $85.0 million, and USAA contributed $64.0 million in cash. The Company has subsequent capital obligations of $42.7 million, and USAA is required to fund up to $105.6 million in addition to its initial contribution. The Company and its joint venture partners have also entered into a construction loan agreement further described in Note 7 - Mortgages, Notes and Loans Payable. The Company has concluded that it is the primary beneficiary of the VIE because it has the power to direct activities that most significantly impact the joint venture’s economic performance during the development phase of the project.

Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, the Company's share of the venture’s income-producing activities is recognized based on the Hypothetical Liquidation Book Value method, which represents an economic interest of approximately 33% for HHC. Under this method, HHC recognizes income or loss in Equity in earnings from real estate and other affiliates based on the change in its underlying share of the venture's net assets on a hypothetical liquidation basis as of the reporting date. After USAA receives a 9.0% preferred return on its capital contribution, HHC is entitled to cash distributions from the venture until it receives a 9.0% return. Subsequently, USAA is entitled to cash distributions equal to 11.11% of the amount distributed to HHC that resulted in a 9.0% return. Thereafter, HHC and USAA are entitled to distributions pari passu to their profit ownership interests of 90% and 10%, respectively.

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

Relevant financial statement information for The Summit is summarized as follows:

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

	September 30,	December 31,
(In millions)	2018	2017
Total Assets	$216.9	$166.9
Total Liabilities	137.8	118.9
Total Equity	79.1	48.0

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Revenues (a)	$27.7	$14.2	$88.6	$46.3
Net income	9.5	6.5	34.7	21.6
Gross Margin	10.8	7.7	38.3	26.4

(a)
Revenues related to land sales at the joint venture are recognized on a percentage of completion basis as The Summit following the private company timeline for implementation of the New Revenue Standard of January 1, 2019. The Company has evaluated this impact and concluded that at this time it is not material to HHC's Condensed Consolidated Financial Statements.

NOTE 4 RECENT TRANSACTIONS

On September 19, 2018, the Company closed on the sale of 38 acres of residential land in Summerlin for a total sales price of $22.1 million.

On September 18, 2018, the Company closed on a $700.0 million loan, of which $615.0 million is a term loan and $85.0 million is a revolver. The loans bear interest at one-month LIBOR plus 1.65% and mature September 18, 2023. The Company has a one-time right to request an increase of $50.0 million in the aggregate amount of the revolver loan commitment. Concurrent with the funding of the loan on September 21, 2018, the Company entered into a swap agreement to fix 100% of the outstanding principal of the term loan to an overall rate equal to 4.61%.

On September 7, 2018, the Company acquired Lakefront North, two vacant, Class-A office buildings immediately adjacent to the Hughes Landing development. The Company purchased the four- and six-story buildings, totaling 257,025 rentable square feet, as well as 12.9 acres of land for $53.0 million.

On July 10, 2018, the Company closed on the sale of 123 acres of residential land in Summerlin for a total sales price of $69.0 million. The transaction included an interest-free seller financing note in the amount of $35.8 million which will be payable in full on December 7, 2018.

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

On April 30, 2018, the Company and its joint venture partners closed on a $494.5 million construction loan for 110 North Wacker, of which the Company guaranteed approximately $89.0 million. The loan initially bears interest at LIBOR plus 3.00% and steps up or down based on various leasing thresholds. The loan has an initial maturity date of April 30, 2022, and two, one-year extension options. On September 25, 2018, the Company and its joint venture partners closed on an amendment to increase the $494.5 million construction loan to $512.6 million, as further discussed in Note 7 - Mortgages, Notes and Loans Payable. As part of the modification, the Company increased its guarantee to approximately $92.3 million.

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 5 IMPAIRMENT

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. With respect to the Investment in real estate and other affiliates, a series of operating losses of an underlying asset or other factors may indicate that a decrease in value has occurred which is other‑than‑temporary. The investment in each real estate and other affiliate is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other‑than‑temporary. No impairment charges were recorded during the three and nine months ended September 30, 2018 or during the year ended December 31, 2017. The Company periodically evaluates its strategic alternatives with respect to each of its properties and may revise its strategy from time to time, including its intent to hold an asset on a long-term basis or the timing of potential asset dispositions. These changes in strategy could result in impairment charges in future periods.

NOTE 6 OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of Prepaid expenses and other assets:

	September 30,	December 31,
(In thousands)	2018	2017
Condominium inventory	$78,696	$—
Straight-line rent	47,649	39,136
Intangibles	34,125	34,802
Special Improvement District receivable	23,747	26,430
Below-market ground leases	18,381	18,647
Prepaid expenses	16,142	11,731
Equipment, net of accumulated depreciation of $7.9 million and $6.9 million, respectively	15,961	16,955
Security and escrow deposits	15,632	16,949
Other	9,026	4,798
Tenant incentives and other receivables	8,880	8,482
In-place leases	7,436	10,821
TIF receivable	6,048	14,444
Federal income tax receivable	2,000	2,198
Interest rate swap derivative assets	1,288	4,470
Above-market tenant leases	1,183	1,648
Condominium receivables	—	158,516
Prepaid expenses and other assets, net	$286,194	$370,027

The $83.8 million net decrease primarily relates to a $158.5 million decrease in Condominium receivables, of which $99.6 million relates to the adoption of the New Revenue Standard, and was partially offset by a $78.7 million increase in Condominium inventory.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses:

	September 30,	December 31,
(In thousands)	2018	2017
Construction payables	$270,450	$217,838
Condominium deposit liabilities	228,658	55,975
Deferred income	48,156	53,337
Accounts payable and accrued expenses	32,578	35,887
Accrued payroll and other employee liabilities	29,661	41,236
Accrued real estate taxes	26,541	22,289
Other	22,728	34,699
Tenant and other deposits	20,975	18,937
Straight-line ground rent liability	16,282	14,944
Accrued interest	8,086	20,322
Interest rate swap derivative liabilities	1,749	5,961
Above-market ground leases	—	293
Accounts payable and accrued expenses	$705,864	$521,718

The $184.1 million net increase in total Accounts payable and accrued expenses primarily relates to a $172.7 million increase in Condominium deposit liabilities, $99.6 million of which relates to the impact of the adoption of the New Revenue Standard, with the remainder representing new sales, primarily at Ae‘o and ‘A‘ali‘i, and a $52.6 million increase in Construction payables predominantly related to the towers under construction at Ward Village as the projects move toward completion.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 7 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	September 30,	December 31,
(In thousands)	2018	2017
Fixed-rate debt:
Unsecured 5.375% Senior Notes	$1,000,000	$1,000,000
Secured mortgages, notes and loans payable	635,637	499,299
Special Improvement District bonds	16,058	27,576
Variable-rate debt:
Mortgages, notes and loans payable (a)	1,644,791	1,350,914
Unamortized bond issuance costs	(6,301)	(6,898)
Deferred financing costs	(28,975)	(12,946)
Total mortgages, notes and loans payable, net	$3,261,210	$2,857,945

(a)
As more fully described in Note 9 - Derivative Instruments and Hedging Activities, as of September 30, 2018 and December 31, 2017, $654.0 million and $428.3 million, respectively, of variable‑rate debt has been swapped to a fixed-rate or is subject to fixed interest rate collar contracts for the term of the related debt.

Certain of the Company's loans contain provisions which grant the lender a security interest in the operating cash flows of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance or percentage of the loan balance. As of September 30, 2018, land, buildings and equipment and developments with a net book value of $4.3 billion have been pledged as collateral for HHC's Mortgages, notes and loans payable, net. As of September 30, 2018, the Company was in compliance with all of its financial covenants included in the agreements governing its indebtedness.

The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. In the nine months ended September 30, 2018, no new SID bonds were issued and $10.5 million in obligations were assumed by buyers.

Recent Financing Activity

On October 11, 2018, the Company closed on a $74.0 million construction loan for Two Lakes Edge, bearing interest at one-month LIBOR plus 2.15% with an initial maturity date of October 11, 2022 and a one-year extension option.

Financing Activity During the Nine Months Ended September 30, 2018

On September 11, 2018, the Company closed on an $89.8 million construction loan for 6100 Merriweather and an $85.7 million construction loan for Columbia Multi-family. Each loan bears interest at one-month LIBOR plus 2.75%, has an initial maturity date of September 11, 2022, has two, one-year extension options and is cross-collateralized.

On September 18, 2018, certain wholly-owned subsidiaries (the “Borrowers”) of the Company entered into a $700.0 million loan agreement (the “Loan Agreement”), which provides for a $615.0 million term loan (the “Term Loan”) and an $85.0 million revolver loan (the “Revolver Loan” and together with the Term Loan, the “Loans”), with Wells Fargo Bank, National Association, as administrative agent and a lender, as well as other lenders. The Loans bear interest at one-month LIBOR plus 1.65% and mature September 18, 2023. The Borrowers have a one-time right to request an increase of $50.0 million in the aggregate amount of the

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Revolver Loan commitment. Concurrent with the funding of the Term Loan on September 21, 2018, the Company entered into a swap agreement to fix 100% of the outstanding principal of the Term Loan to an overall rate equal to 4.61%.

The Loans are secured by a first priority security interest in certain of the Company’s properties which are directly owned by the Borrowers (the “Mortgaged Properties”). In connection with the Loans, the Company provided the administrative agent, on behalf of the lenders, a non-recourse carve-out guarantee and a hazardous materials indemnity agreement.

The Borrowers drew $615.0 million under the Term Loan at closing. All the net proceeds after costs and fees related to the Loans were used to repay all outstanding indebtedness encumbering the Mortgaged Properties, including debt held by lenders not party to the Loan Agreement. The total debt repaid was approximately $608.7 million and was associated with the following properties: 10-60 Columbia Corporate Centers, 70 Columbia Corporate Center, One Mall North, One Merriweather, Embassy Suites at Hughes Landing, The Westin at The Woodlands, 1725-35 Hughes Landing Boulevard and Ward Village. As of closing, the Company did not make any draw under the Revolver Loan.

The Company evaluated the terms of the Loans to determine if the new debt instruments should be accounted for as modifications or extinguishments on a lender-by-lender basis, per Mortgaged Property subject to refinancing. The majority of the transaction was accounted for as a debt modification. As a result, the Company capitalized $8.6 million in related fees and costs and recognized a $0.7 million loss on debt extinguishment and modification, which was primarily related to third-party fees incurred in procuring the Loans. The $0.7 million loss is included in Interest expense in the Condensed Consolidated Statements of Operations.

On July 27, 2018, the Company closed on a $34.2 million construction loan for Bridgeland Apartments, bearing interest at one-month LIBOR plus 2.25% with an initial maturity date of July 27, 2022 and a one-year extension option.

On July 20, 2018 the Company closed on a $51.2 million construction note for Summerlin Ballpark, bearing interest at 4.92% per annum and maturing on December 15, 2039. The note is secured by the ballpark and by the proceeds of the Naming Rights and Marketing agreement between the Company and the Las Vegas Convention and Visitors Authority, which provides an annual payment of $4.0 million to the Company in each of the next 20 years.

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

On April 30, 2018, the Company and its joint venture partners closed on a $494.5 million construction loan for 110 North Wacker, of which the Company guaranteed approximately $89.0 million. The loan initially bears interest at LIBOR plus 3.00% and steps up or down based on various leasing thresholds. The loan has an initial maturity date of April 30, 2022, and two, one-year extension options. On September 25, 2018, the Company and its joint venture partners closed on an amendment to increase the $494.5 million construction loan to $512.6 million, modify the lenders and commitments included in the loan syndication and increase the Company's guarantee to approximately $92.3 million.

On April 13, 2018, the Company repaid the $11.8 million loan for Lakeland Village Center at Bridgeland.

On March 26, 2018, the Company closed on a $44.1 million construction loan for Tanager Apartments (formerly known as Downtown Summerlin Apartments), bearing interest at one-month LIBOR plus 2.25% with an initial maturity date of October 1, 2021 and a three-year extension option.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for each of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2018				December 31, 2017
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$—	$—	$—	$—	$50,135	$50,135	$—	$—
Interest rate swap derivative assets	1,288	—	1,288	—	4,470	—	4,470	—
Liabilities:
Interest rate swap derivative liabilities	1,749	—	1,749	—	5,961	—	5,961	—

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

(In thousands)	2018	2017
Balance as of January 1	$—	$332,170
Warrant liability loss (a)	—	43,443
Exercises of Sponsor and Management Warrants	—	(375,613)
Balance as of September 30	$—	$—

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

impact of the volatility on fair value diminished as the market value of the stock increased above the strike price. As the period of restriction lapsed, the marketability discount reduced to zero and increased the fair value of the warrants.

The estimated fair values of the Company's financial instruments that are not measured at fair value on a recurring basis are as follows:

		September 30, 2018		December 31, 2017
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and restricted cash	Level 1	$612,548	$612,548	$914,165	$914,165
Accounts receivable, net (a)	Level 3	15,437	15,437	13,041	13,041
Notes receivable, net (b)	Level 3	40,220	40,220	5,864	5,864

Liabilities:
Fixed-rate debt (c)	Level 2	1,651,695	1,644,391	1,526,875	1,554,766
Variable-rate debt (c)	Level 2	1,644,791	1,644,791	1,350,914	1,350,914

(a)	Accounts receivable, net is shown net of an allowance of $9.8 million and $9.3 million at September 30, 2018 and December 31, 2017, respectively.

(b)	Notes receivable, net is shown net of an allowance of $0.1 million at September 30, 2018 and December 31, 2017.

(c)	Excludes related unamortized financing costs.

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

The carrying amounts of Cash and cash equivalents and Accounts receivable, net approximate fair value because of the short‑term maturity of these instruments. The fair value of Notes receivable, net is based on the fair value of the collateral which exceeds the carrying basis of the notes as of September 30, 2018.

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The change in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item being hedged. During the three and nine months ended September 30, 2017, the ineffective portion recorded was insignificant. As discussed in Note 2 - Accounting Policies and Pronouncements, the Company reclassified ineffectiveness recorded in 2017 and prior to Accumulated deficit as of January 1, 2018, upon adoption of ASU 2017-12.

Assessments of hedge effectiveness are performed quarterly using regression analysis. HHC is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties that are considered credit-worthy, such as large financial institutions with favorable credit ratings. As of September 30, 2018, there were four termination events and no events of default related to the interest rate swaps. There were no termination events or events of default in the year ended December 31, 2017.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur in accordance with the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. During the three and nine months ended September 30, 2018, the Company recorded $0.2 million and $0.5 million in Other (loss) income, net, respectively, related to missed forecasts and the amortization of terminated swaps.

During the nine months ended September 30, 2018, the Company settled three interest rate swap agreements with notional amounts of $250.0 million, $40.0 million and $119.4 million, all designated as cash flow hedges of interest rate variability, and received total payments of $16.1 million. The Company has deferred the effective portion of the fair value changes of these interest rate swap agreements in Accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheets and will recognize the impact as a component of interest expense, net, over the next 9.5, 1.6 and 3.0 years, respectively, which are the original forecasted periods. .

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable‑rate debt. Over the next 12 months, HHC estimates that an additional $1.4 million of net gains will be reclassified to interest expense.

The following table summarizes certain terms of the Company's derivative contracts:

							Fair Value Asset (Liability)
				Fixed Interest	Effective	Maturity	September 30,	December 31,
(In thousands)		Balance Sheet Location	Notional	Rate	Date	Date	2018	2017
Interest Rate Swap	(a)	Accounts payable and accrued expenses	$18,926	2.96%	5/10/2011	10/31/2019	$—	$(286)
Interest Rate Swap	(b) (e)	Prepaid expenses and other assets, net	40,000	1.66%	5/6/2015	5/1/2020	—	299
Interest Rate Swap	(b) (e)	Prepaid expenses and other assets, net	119,359	1.14%	10/3/2016	9/12/2021	—	4,007
Interest Rate Cap	(c)	Prepaid expenses and other assets, net	75,000	5.00%	9/1/2017	8/31/2019	—	—
Interest Rate Cap	(d)	Prepaid expenses and other assets, net	230,000	2.50%	12/22/2016	12/23/2019	751	164
Interest Rate Swap	(e) (f)	Prepaid expenses and other assets, net	50,000	2.65%	12/31/2017	12/31/2027	—	(1,124)
Interest Rate Swap	(e) (f)	Prepaid expenses and other assets, net	100,000	2.68%	12/31/2017	12/31/2027	—	(2,509)
Interest Rate Swap	(e) (f)	Prepaid expenses and other assets, net	100,000	2.62%	12/31/2017	12/31/2027	—	(2,042)
Interest Rate Collar	(e) (g)	Prepaid expenses and other assets, net	51,592	1.50% - 2.50%	7/1/2018	5/1/2019	26	—
Interest Rate Collar	(e) (g)	Prepaid expenses and other assets, net	193,967	2.00% - 3.00%	5/1/2019	5/1/2020	168	—
Interest Rate Collar	(e) (g)	Prepaid expenses and other assets, net	354,217	2.25% - 3.25%	5/1/2020	5/1/2021	343	—
Interest Rate Collar	(e) (g)	Accounts payable and accrued expenses	381,404	2.75% - 3.50%	5/1/2021	4/30/2022	(394)	—
Interest Rate Swap	(e) (h)	Accounts payable and accrued expenses	615,000	2.96%	9/21/2018	9/18/2023	(1,355)	—
Total fair value derivative assets							$1,288	$4,470
Total fair value derivative liabilities							$(1,749)	$(5,961)

(a)	On January 19, 2018, the Company repaid in full the $18.9 million mortgage loan for 110 North Wacker and settled the related swap liability of $0.3 million.

(b)	On September 21, 2018, the Company settled $40.0 million and $119.4 million, respectively, in interest rate swaps.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(c)
Denotes a derivative contract that is not currently designated as a hedging instrument. Interest (income) expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 related to this contract is not meaningful.

(d)
Denotes a derivative contract that is not currently designated as a hedging instrument. Interest (income) expense of $0.1 million and $0.6 million is included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018, respectively, related to this contract.

(e)	Denotes derivatives designated as hedging instruments.

(f)	On May 17, 2018, the Company settled $250.0 million in forward starting swaps.

(g)	On May 17, 2018 and May 18, 2018, the Company entered into interest rate collars which are designated as cash flow hedges.

(h)
Concurrent with the funding of the new $615.0 million term loan discussed in Note 7 - Mortgages, Notes and Loans Payable, on September 21, 2018, the Company entered into this interest rate swap which is designated as a cash flow hedge.

The tables below present the effect of the Company's derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Recognized
	in AOCI on Derivative		in AOCI on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2018	2017
Interest rate swaps	$28	$(7)	$14,293	$(272)
Forward starting swaps	—	—	—	(2,316)

	Amount of Gain (Loss) Reclassified from		Amount of Gain (Loss) Reclassified from
	AOCI into Operations		AOCI into Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Loss Reclassified from AOCI into Operations	2018	2017	2018	2017
Interest expense	$394	$(68)	$1,262	$(399)

	Total Interest Expense Presented		Total Interest Expense Presented
	in the Results of Operations in which		in the Results of Operations in which
	the Effects of Cash Flow Hedges are Recorded		the Effects of Cash Flow Hedges are Recorded
	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Expense Presented in Results of Operations	2018	2017	2018	2017
Interest expense	$21,670	$17,241	$57,182	$49,547

NOTE 10 COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal proceedings relating to the ownership and operations of its properties. In addition, on June 14, 2018, the Company was served with a petition involving approximately 500 individuals or entities who claim that their properties, located in the Timarron Park neighborhood of The Woodlands, were damaged by flood waters that resulted from the unprecedented rainfall that occurred throughout Harris County and surrounding areas during Hurricane Harvey in August 2017. The complaint was filed in State Court in Harris County of the State of Texas. In general, the plaintiffs allege negligence in the development of Timarron Park and violations of Texas’ Deceptive Trade Practices Act and name as defendants The Howard Hughes Corporation, The Woodlands Land Development Company and two unaffiliated parties involved in the planning and engineering of Timarron Park. The Company intends to vigorously defend the matter as it believes that these claims are baseless and without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded a charge as a result of this action.

In management’s opinion, the liabilities, if any, that may ultimately result from normal course of business legal actions, and the Woodlands legal proceeding discussed above, are not expected to have a material effect on HHC's consolidated financial position, results of operations or liquidity.

As of September 30, 2018 and December 31, 2017, the Company had outstanding letters of credit totaling $11.6 million and $13.8 million and surety bonds totaling $103.3 million and $88.5 million, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The Company leases land or buildings at certain properties from third parties. Rental payments are expensed as incurred and, to the extent applicable, have been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $2.4 million and $1.9 million for the three months ended September 30, 2018 and 2017, respectively, and $7.3 million and $6.1 million for the nine months ended September 30, 2018 and 2017, respectively. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

The Company has entered into guarantee agreements as part of certain development projects. In conjunction with the execution of the ground lease for Seaport District NYC, the Company executed a completion guarantee for the redevelopment of Pier 17 and the Tin Building. As part of the Funding Agreement for the Downtown Columbia Redevelopment District TIF bonds, one of HHC's wholly-owned subsidiaries has agreed to complete certain defined public improvements and to indemnify Howard County, Maryland for certain matters. The Company has guaranteed these obligations, with a limit of $1.0 million, expiring on October 31, 2020. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, HHC’s wholly-owned subsidiary is obligated to pay special taxes. The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of September 30, 2018 and December 31, 2017.

NOTE 11 STOCK BASED PLANS

The Company's stock based plans are described and informational disclosures are provided in the Notes to the Consolidated Financial Statements included in the Annual Report.

Stock Options

The following table summarizes the Company's stock option plan activity for the nine months ended September 30, 2018:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at December 31, 2017	783,182	$90.22
Granted	254,000	125.53
Exercised	(178,052)	65.81
Forfeited	(39,500)	121.71
September 30, 2018	819,630	$104.95

Compensation costs related to stock options were $0.9 million and $2.6 million for the three and nine months ended September 30, 2018, respectively, of which $0.3 million and $1.2 million were capitalized to development projects, respectively. Compensation costs related to stock options were $0.6 million and $1.6 million for the three and nine months ended September 30, 2017, respectively, of which $0.2 million and $0.4 million were capitalized to development projects, respectively.

Restricted Stock

The following table summarizes restricted stock activity for the nine months ended September 30, 2018:

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 31, 2017	354,519	$89.00
Granted	141,332	82.96
Vested	(10,644)	114.33
Forfeited	(18,897)	83.16
Restricted stock outstanding at September 30, 2018	466,310	$86.83

Compensation costs related to restricted stock awards were $2.2 million and $6.3 million for the three and nine months ended September 30, 2018, respectively, of which $0.1 million and $0.7 million were capitalized to development projects, respectively. Compensation costs related to restricted stock awards were $1.2 million and $4.1 million for the three and nine months ended

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

September 30, 2017, respectively, of which $(0.3) million related to forfeitures and $0.2 million were capitalized to development projects, respectively.

NOTE 12 INCOME TAXES

The Company has significant permanent differences, primarily from stock compensation deductions and non-deductible executive compensation, which cause the effective tax rate to deviate from statutory rates. The effective tax rate, based upon actual operating results, was 24.3% and 22.2% for the three and nine months ended September 30, 2018, respectively, compared to 35.8% and 62.3% for the three and nine months ended September 30, 2017, respectively. The change in the tax rate was primarily attributable to changes in the federal income tax rate due to the passage of the Tax Cuts and Jobs Act, non-deductible executive compensation, warrant liability in 2017, valuation allowance related to HHC's deferred tax assets, stock compensation deduction and other items which are permanent differences for tax purposes.

The decrease in Deferred tax liabilities between December 31, 2017 and September 30, 2018 is primarily due to both the cumulative effect adjustment of $89.3 million on adoption of ASU 2014-09 Revenues from Contracts with Customers (Topic 606), resulting in a $19.6 million decrease in the deferred tax liability, and an offsetting $6.2 million increase in the deferred tax liability from the utilization of deferred tax assets against income before taxes.

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

On October 7, 2016, the Company entered into a warrant agreement with its Chief Financial Officer, David R. O’Reilly, prior to his appointment to the position. Upon exercise of his warrant, Mr. O’Reilly may acquire 50,125 shares of common stock at an exercise price of $112.08 per share. Mr. O’Reilly’s warrant was issued at fair value in exchange for a $1.0 million cash payment. Mr. O'Reilly's Warrant becomes exercisable on April 6, 2022, subject to earlier exercise upon certain change in control, separation and termination provisions. On June 16, 2017 and October 4, 2017, the Company also entered into new warrant agreements with its Chief Executive Officer, David R. Weinreb, and President, Grant Herlitz, to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. Mr. Weinreb’s new warrant becomes exercisable on June 15, 2022, at an exercise price of $124.64 per share, and Mr. Herlitz’s new warrant becomes exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject to earlier exercise upon certain change in control, separation and termination provisions. The purchase prices paid by the respective executives for the O’Reilly Warrant and Mr. Weinreb’s and Mr. Herlitz’s new warrants, which qualify as equity instruments, are included within Additional paid-in capital in the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize changes in Accumulated Other Comprehensive Income (Loss) by component, all of which are presented net of tax:

	Three Months Ended September 30,
(In thousands)	2018	2017
Balance as of June 30	$2,515	$(9,157)
Other comprehensive income before reclassifications	2	72
(Gain) loss reclassified from accumulated other comprehensive loss to net income	(394)	68
Pension adjustment	2,566	—
Terminated swap amortization	(239)	—
Net current-period other comprehensive income	1,935	140
Balance as of September 30	$4,450	$(9,017)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Balance as of January 1	$(6,965)	$(6,786)
Other comprehensive income before reclassifications	14,327	(2,630)
(Gain) loss reclassified from accumulated other comprehensive loss to net income	(1,262)	399
Adjustment related to adoption of ASU 2018-02	(1,148)	—
Adjustment related to adoption of ASU 2017-12	(739)	—
Pension adjustment	556	—
Terminated swap amortization	(319)	—
Net current-period other comprehensive income	11,415	(2,231)
Balance as of September 30	$4,450	$(9,017)

The following table summarizes the amounts reclassified out of AOCI:

		Amounts reclassified from Accumulated Other Comprehensive Income (Loss)		Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) Components	Affected line items in the	Three Months Ended September 30,		Nice Months Ended September 30,
(In thousands)	Statements of Operations	2018	2017	2018	2017
(Gains) losses on cash flow hedges	Interest expense	$(498)	$108	$(1,597)	$636
Interest rate swap contracts	Provision for income taxes	104	(40)	335	(237)
Total reclassifications of (income) loss for the period	Net of tax	$(394)	$68	$(1,262)	$399

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Information related to the Company's EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Basic EPS:
Numerator:
Net income	$23,847	$10,516	$19,802	$19,295
Net income attributable to noncontrolling interests	(482)	(12)	(51)	(12)
Net income attributable to common stockholders	$23,365	$10,504	$19,751	$19,283

Denominator:
Weighted average basic common shares outstanding	43,066	42,845	43,023	40,860

Diluted EPS:
Numerator:
Net income attributable to common stockholders	$23,365	$10,504	$19,751	$19,283

Denominator:
Weighted average basic common shares outstanding	43,066	42,845	43,023	40,860
Restricted stock and stock options	204	420	211	455
Warrants	47	2	47	1,783
Weighted average diluted common shares outstanding	43,317	43,267	43,281	43,098

Basic income per share:	$0.54	$0.25	$0.46	$0.47

Diluted income per share:	$0.54	$0.24	$0.46	$0.45

The diluted EPS computation for the three and nine months ended September 30, 2018 excludes 375,500 and 398,500 stock options, respectively, because their inclusion would have been anti-dilutive. The diluted EPS computation for the three and nine months ended September 30, 2018 excludes 227,621 shares of restricted stock because certain stock price conditions provided for in the restricted stock awards have not been satisfied.

The diluted EPS computation for the three and nine months ended September 30, 2017 excludes 311,500 and 317,000 stock options, respectively, because their inclusion would have been anti-dilutive. The diluted EPS computation for the three and nine months ended September 30, 2017 excludes 185,573 shares of restricted stock because performance conditions provided for in the restricted stock awards have not been satisfied.

NOTE 16 SEGMENTS

The Company has three business segments which offer different products and services. HHC's three segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. As further discussed in Item 2, one common operating measure used to assess operating results for HHC's business segments is earnings before taxes ("EBT"). HHC's segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. The Company does not distinguish or group the combined operations on a geographic basis. Furthermore, all operations are within the United States. The Company's reportable segments are as follows:

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

Segment operating results are as follows:

	Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
(In thousands)	Operating		MPC		Strategic		Consolidated
Total revenues	$101,000	$79,533	$143,135	$64,929	$13,025	$114,274	$257,160	$258,736
Total operating expenses	59,779	41,837	70,237	37,223	19,302	91,080	149,318	170,140
Segment operating income (loss)	41,221	37,696	72,898	27,706	(6,277)	23,194	107,842	88,596
Depreciation and amortization	(28,329)	(33,885)	(79)	(76)	(472)	(18)	(28,880)	(33,979)
Interest (expense) income, net	(18,891)	(15,940)	6,626	6,355	4,319	6,983	(7,946)	(2,602)
Other (loss) income, net	(2,887)	(249)	18	—	(450)	122	(3,319)	(127)
Equity in earnings (loss) from real estate and other affiliates	(529)	317	9,454	6,480	(316)	670	8,609	7,467
Gains on sales of properties	—	—	—	—	—	237	—	237
Segment EBT	$(9,415)	$(12,061)	$88,917	$40,465	$(3,196)	$31,188	$76,306	$59,592

			Corporate expenses and other items				52,459	49,076
			Net income				$23,847	$10,516
			Net income attributable to noncontrolling interests				(482)	(12)
			Net income attributable to common stockholders				$23,365	$10,504

	Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
(In thousands)	Operating		MPC		Strategic		Consolidated
Total revenues	$285,481	$243,498	$261,665	$211,711	$52,698	$343,928	$599,844	$799,137
Total operating expenses	149,169	123,879	143,608	113,171	70,225	264,524	363,002	501,574
Segment operating income (loss)	136,312	119,619	118,057	98,540	(17,527)	79,404	236,842	297,563
Depreciation and amortization	(79,190)	(88,918)	(245)	(247)	(2,650)	(1,177)	(82,085)	(90,342)
Interest (expense) income, net	(52,886)	(46,004)	19,826	17,902	18,260	18,321	(14,800)	(9,781)
Other (loss) income, net	(2,723)	(265)	18	—	(77)	137	(2,782)	(128)
Equity in earnings from real estate and other affiliates	1,056	3,739	34,682	21,552	3,556	530	39,294	25,821
Gains on sales of properties	—	—	—	—	—	32,452	—	32,452
Segment EBT	$2,569	$(11,829)	$172,338	$137,747	$1,562	$129,667	$176,469	$255,585

			Corporate expenses and other items				156,667	236,290
			Net income				$19,802	$19,295
			Net income attributable to noncontrolling interests				(51)	(12)
			Net income attributable to common stockholders				$19,751	$19,283

We recognized an operating loss of $(17.5) million for the nine months ended September 30, 2018 in Strategic Developments, primarily due to a $13.4 million charge for window repairs at the Waiea condominium tower in Ward Village. This charge represents the Company's estimate of total costs to complete the repairs. While HHC expects to recover these costs in future periods, the

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Company will not recognize any recovery until the amount can be estimated and is considered probable for financial reporting purposes. For the three and nine months ended September 30, 2018, Condominium rights and unit sales, net of costs, were also meaningfully impacted by the adoption of the New Revenue Standard as of the Adoption Date. The decrease in segment EBT for the nine months ended September 30, 2018 was also driven by non-recurring gains on sales of $32.5 million in 2017 in our Strategic Developments segment.

The assets by segment and the reconciliation of total segment assets to the Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	September 30,	December 31,
(In thousands)	2018	2017
Master Planned Communities	$2,067,403	$1,999,090
Operating Assets	2,750,923	2,489,177
Strategic Developments	2,188,293	1,511,612
Total segment assets	7,006,619	5,999,879
Corporate and other	290,251	729,185
Total assets	$7,296,870	$6,729,064

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

Executive Overview

Description of Business

We create timeless places and extraordinary experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We operate in three complementary business segments: Operating Assets, MPC and Strategic Developments. The operational synergies of combining our three business segments create a unique and continuous value-creation cycle. We sell land to residential homebuilders in MPC, and the new homes attract residents to our cities looking for places to work and shop. New homeowners create demand for commercial developments, such as retail, office, self-storage and hospitality offerings. We build these commercial properties through Strategic Developments when the timing is right using the cash flow harvested from the sale of land to homebuilders, which helps mitigate development risk. Once these strategic developments are completed and stabilized, they transition to Operating Assets and increase recurring NOI, further funding the equity requirements in Strategic Developments. New office, retail and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that exceed the broader market. Increased demand for residential land generates more cash flow from MPC, thus continuing the cycle.

Third Quarter 2018 Highlights

Capital and financing activities

•
On September 18, 2018, we closed on a $700.0 million credit facility, of which $615.0 million is a term loan and $85.0 million is a revolver. The loans bear interest at one-month LIBOR plus 1.65% and mature September 18, 2023. The term loan proceeds were used to refinance approximately $608.7 million of existing debt, and the revolver remains undrawn. We have a one-time right to request an increase of $50.0 million in the aggregate amount of the revolver loan commitment. Concurrent with the funding of the term loan on September 21, 2018, we entered into a swap agreement to fix 100.0% of the outstanding principal of the term loan to a total rate equal to 4.61%.

•
On September 11, 2018, we closed on an $89.8 million construction loan for 6100 Merriweather and an $85.7 million construction loan for Columbia Multi-family. Each loan bears interest at one-month LIBOR plus 2.75%, has an initial maturity date of September 11, 2022, has two, one-year extension options and is cross-collateralized.

•
On July 27, 2018, we closed on a $34.2 million construction loan for Bridgeland Apartments, bearing interest at one-month LIBOR plus 2.25% with an initial maturity date of July 27, 2022 and a one-year extension option.

•
On July 20, 2018, we closed on a $51.2 million construction note for Summerlin Ballpark, bearing interest at 4.92% per annum and maturing on December 15, 2039. The note is secured by the ballpark and by the proceeds of the Naming Rights and Marketing agreement between the Las Vegas Convention and Visitors Authority and us, which provides for an annual payment of $4.0 million to us in each of the next 20 years.

Operating Assets

•	NOI increased $1.5 million for the three months ended September 30, 2018 compared to the prior year period, primarily driven by the following:

▪
increases of $2.5 million and $0.8 million in NOI at our office and multi-family properties, respectively, primarily as a result of continued stabilization and increased occupancy at several of our office and multi-family assets; and

•
decrease of $1.0 million in NOI at our retail properties, driven primarily by NOI of $(3.3) million at our Seaport District properties. NOI at our Seaport District properties was negatively impacted by start-up costs associated with opening new businesses such as our concert series, summer activations and restaurants. These expenses are included in our total estimated costs as shown in the Projects Under Construction table in the Strategic Developments section.

•
On September 7, 2018, we acquired Lakefront North, two vacant, Class-A office buildings immediately adjacent to our Hughes Landing development. We purchased the four- and six-story buildings, totaling 257,025 rentable square feet, as well as 12.9 acres of land for $53.0 million.

MPC

•
Earnings before taxes increased $48.5 million to $88.9 million and $34.6 million to $172.3 million for three and nine months ended September 30, 2018, respectively, compared to the prior year periods. Our MPC earnings before taxes primarily increased due to two land sales in Summerlin, discussed below.

•	On September 19, 2018, we closed on the sale of 38 acres of residential land in Summerlin for a total sales price of $22.1 million.

•	On July 10, 2018, we closed on the sale of 123 acres of residential land in Summerlin for a total sales price of $69.0 million.

•
Recorded $9.5 million and $34.7 million in equity earnings from The Summit joint venture for the three and nine months ended September 30, 2018, respectively. This represents an increase of $3.0 million and $13.1 million, respectively, compared to the prior year periods.

Strategic Developments

•
Increased our estimated stabilized NOI by $9.0 million to $317.6 million as of the third quarter of 2018, excluding the redevelopment of the Seaport District. Of this increase, $2.5 million is attributable to two floors added to our 110 North Wacker development, which were incorporated into our plans as a result of strong leasing demand. An additional $6.5 million in estimated stabilized NOI is attributable to the acquisition of the Lakefront North property discussed above.

•
Continued robust sales at Ward Village and contracted to sell 220 condominiums in the third quarter of 2018, including 216 at ‘A‘ali‘i, our newest building that began public sales in January 2018. We broke ground on ‘A‘ali‘i on October 15, 2018, and the building was 77.1% presold as of October 31, 2018.

•	Since inception, we have sold 1,905 residential units at five towers in Ward Village, bringing the total percentage sold in the five towers to 89.4%.

•
Quarterly and year to date Condominium rights and unit sales, net of costs were meaningfully impacted by the adoption of Topic 606 and all its related amendments (the “New Revenue Standard”) on January 1, 2018 (the “Adoption Date”).

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

EBT should not be considered an alternative to GAAP net income attributable to common stockholders or GAAP net income, as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBT are that it does not include the following in our calculations:

•	cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	corporate general and administrative expenses;

•	interest expense on our corporate debt;

•	income taxes that we may be required to pay;

•	any cash requirements for replacement of fully depreciated or amortized assets; and

•	limitations on, or costs related to, the transfer of earnings from our real estate and other affiliates to us.

A reconciliation between EBT and Net income is presented below:

	Three Months Ended September 30,
	2018	2017	$ Change	2018	2017	$ Change	2018	2017	$ Change	2018	2017	$ Change
(In thousands)	Operating			MPC			Strategic			Consolidated
Total revenues	$101,000	$79,533	$21,467	$143,135	$64,929	$78,206	$13,025	$114,274	$(101,249)	$257,160	$258,736	$(1,576)
Total operating expenses	59,779	41,837	(17,942)	70,237	37,223	(33,014)	19,302	91,080	71,778	149,318	170,140	20,822
Segment operating income (loss)	41,221	37,696	3,525	72,898	27,706	45,192	(6,277)	23,194	(29,471)	107,842	88,596	19,246
Depreciation and amortization	(28,329)	(33,885)	5,556	(79)	(76)	(3)	(472)	(18)	(454)	(28,880)	(33,979)	5,099
Interest (expense) income, net	(18,891)	(15,940)	(2,951)	6,626	6,355	271	4,319	6,983	(2,664)	(7,946)	(2,602)	(5,344)
Other (loss) income, net	(2,887)	(249)	(2,638)	18	—	18	(450)	122	(572)	(3,319)	(127)	(3,192)
Equity in earnings (loss) from real estate and other affiliates	(529)	317	(846)	9,454	6,480	2,974	(316)	670	(986)	8,609	7,467	1,142
Gains on sales of properties	—	—	—	—	—	—	—	237	(237)	—	237	(237)
Segment EBT	$(9,415)	$(12,061)	$2,646	$88,917	$40,465	$48,452	$(3,196)	$31,188	$(34,384)	$76,306	$59,592	$16,714

					Corporate expenses and other items					52,459	49,076	(3,383)
					Net income					$23,847	$10,516	$13,331
					Net income attributable to noncontrolling interests					(482)	(12)	(470)
					Net income attributable to common stockholders					$23,365	$10,504	$12,861

	Nine Months Ended September 30,
	2018	2017	$ Change	2018	2017	$ Change	2018	2017	$ Change	2018	2017	$ Change
(In thousands)	Operating			MPC			Strategic			Consolidated
Total revenues	$285,481	$243,498	$41,983	$261,665	$211,711	$49,954	$52,698	$343,928	$(291,230)	$599,844	$799,137	$(199,293)
Total operating expenses	149,169	123,879	(25,290)	143,608	113,171	(30,437)	70,225	264,524	194,299	363,002	501,574	138,572
Segment operating income (loss)	136,312	119,619	16,693	118,057	98,540	19,517	(17,527)	79,404	(96,931)	236,842	297,563	(60,721)
Depreciation and amortization	(79,190)	(88,918)	9,728	(245)	(247)	2	(2,650)	(1,177)	(1,473)	(82,085)	(90,342)	8,257
Interest (expense) income, net	(52,886)	(46,004)	(6,882)	19,826	17,902	1,924	18,260	18,321	(61)	(14,800)	(9,781)	(5,019)
Other (loss) income, net	(2,723)	(265)	(2,458)	18	—	18	(77)	137	(214)	(2,782)	(128)	(2,654)
Equity in earnings from real estate and other affiliates	1,056	3,739	(2,683)	34,682	21,552	13,130	3,556	530	3,026	39,294	25,821	13,473
Gains on sales of properties	—	—	—	—	—	—	—	32,452	(32,452)	—	32,452	(32,452)
Segment EBT	$2,569	$(11,829)	$14,398	$172,338	$137,747	$34,591	$1,562	$129,667	$(128,105)	$176,469	$255,585	$(79,116)

					Corporate expenses and other items					156,667	236,290	79,623
					Net income					$19,802	$19,295	$507
					Net income attributable to noncontrolling interests					(51)	(12)	(39)
					Net income attributable to common stockholders					$19,751	$19,283	$468

Results of Operations

Comparison of the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017

Segment EBT increased by $16.7 million and decreased by $79.1 million for the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. The increase in segment EBT for the three months ended September 30, 2018 is attributable to growth in land sales in our MPC segment and continued stabilization of our properties in our Operating Assets segment. The increases were countered by decreases in Condominium rights and unit sales, net of costs, which were meaningfully impacted by the adoption of the New Revenue Standard as of the Adoption Date; see Note 1 – Basis of Presentation and Organization for additional information. The decrease in segment EBT for the nine months ended September 30, 2018 was driven by decreases in Condominium rights and unit sales, net of costs, which were meaningfully impacted by the adoption of the New Revenue Standard as of the Adoption Date, and non-recurring gains on sales of $32.5 million in 2017 in our Strategic Developments segment. The decrease was partially offset by growth in land sales in our MPC segment and continued stabilization of our properties in our Operating Assets segment. As a result, net income attributable to common stockholders increased $12.9 million to $23.4 million and $0.5 million to $19.8 million for the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. These changes are explained in further detail below.

Operating Assets

EBT for Operating Assets are presented below:

Operating Assets EBT	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	$ Change	2018	2017	$ Change
Total revenues	$101,000	$79,533	$21,467	$285,481	$243,498	$41,983
Total operating expenses	59,779	41,837	(17,942)	149,169	123,879	(25,290)
Segment operating income	41,221	37,696	3,525	136,312	119,619	16,693
Depreciation and amortization	(28,329)	(33,885)	5,556	(79,190)	(88,918)	9,728
Interest (expense) income, net	(18,891)	(15,940)	(2,951)	(52,886)	(46,004)	(6,882)
Other (loss) income, net	(2,887)	(249)	(2,638)	(2,723)	(265)	(2,458)
Equity in earnings (loss) from real estate and other affiliates	(529)	317	(846)	1,056	3,739	(2,683)
EBT	$(9,415)	$(12,061)	$2,646	$2,569	$(11,829)	$14,398

EBT increased $2.6 million to $(9.4) million and $14.4 million to $2.6 million for the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. For the three month period, the increase was primarily driven by increases of $8.5 million in Minimum rents mainly due to increased occupancy, continued stabilization and placing assets in service, compounded by $10.4 million of increased Other rental and property revenues for the Seaport District sponsorship and events revenue. These increases were partially offset by $13.5 million of increased Other property operating costs due to costs of events in the Seaport District as well as increased interest expense of $3.0 million. For the nine months ended September 30, 2018, the increase was primarily driven by increases of $17.3 million in Minimum rents, $13.9 million in Other rental and property revenues and $7.5 million in Hospitality revenues, due to increased occupancy, continued stabilization and placing assets in service as well as increased hotel room rates and food and beverage revenue. These increases were partially offset by higher operating expenses, including Hospitality operating costs of $4.2 million and $15.7 million in Other property operating costs primarily due to events in the Seaport District.

Operating Assets Net Operating Income

We believe that NOI is a useful supplemental measure of the performance of our Operating Assets because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs as variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. We define NOI as operating revenues (rental income, tenant recoveries and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight-line rents and amortization of tenant incentives, net interest expense, ground rent amortization, demolition costs, amortization, depreciation, development-related marketing costs and Equity in earnings from real estate and other affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that property-specific factors such as lease structure, lease rates and tenant base have on our operating results, gross margins and investment returns.

Although we believe that NOI provides useful information to investors about the performance of our Operating Assets, due to the exclusions noted above, NOI should only be used as an additional measure of the financial performance of such assets and not as an alternative to GAAP net income. A reconciliation of Operating Assets EBT to Operating Assets NOI is presented in the table below.

Reconciliation of Operating Assets EBT to NOI	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	$ Change	2018	2017	$ Change
Total Operating Assets segment EBT	$(9,415)	$(12,061)	$2,646	$2,569	$(11,829)	$14,398
Depreciation and amortization	28,329	33,885	(5,556)	79,190	88,918	(9,728)
Interest expense (income), net	18,891	15,940	2,951	52,886	46,004	6,882
Equity in earnings (loss) from real estate and other affiliates	529	(317)	846	(1,056)	(3,739)	2,683
Straight-line rent revenue	(3,632)	(1,421)	(2,211)	(9,551)	(5,198)	(4,353)
Other	3,098	290	2,808	2,820	$348	2,472
Operating Assets NOI	$37,800	$36,316	$1,484	$126,858	$114,504	$12,354

Operating Assets NOI increased by $1.5 million, or 4.1%, to $37.8 million and increased $12.4 million, or 10.8%, to $126.9 million for the three and nine months ended September 30, 2018, respectively, compared to the prior year periods.

The increase in NOI for the three months ended September 30, 2018 is primarily driven by the following:

•
increases of $2.5 million and $0.8 million in NOI at our office and multi-family properties, respectively, primarily as a result of continued stabilization and increased occupancy at several of our office and multi-family assets; and

•
decrease of $1.0 million in NOI at our retail properties, driven primarily by NOI of $(3.3) million at our Seaport District properties. NOI at our Seaport District properties was negatively impacted by increased business openings and associated start-up costs.

The increase in NOI for the nine months ended September 30, 2018 is primarily driven by the following:

•
increases of $3.6 million, $3.5 million and $3.7 million in NOI at our retail, office and multi-family properties, respectively, all mainly as a result of continued stabilization at several of our retail, office and multi-family assets; and

•	increase in Hospitality NOI of $4.7 million, mainly as a result of increased hotel room rates and conference and food and beverage revenue.

The following is a summary of highlights during the current period for the Seaport District:

•	launched the inaugural Pier 17 rooftop concert series which wrapped up October 12th after 18 sold-out shows. The full artist lineup included a diverse roster of A-list talent from various genres;

•	hosted approximately 2,100 diners during the Seaport Food Lab summer pop-up series;

•	celebrated the opening of SJP by Sarah Jessica Parker on September 13th, which is the first standalone shoe store for the collection;

•
celebrated the opening of 10 Corso Como on September 7th in conjunction with New York Fashion Week. The store's location in the historic Seaport District is the only U.S. location for the iconic Milan-based fashion destination; and

•	signed an agreement with Nike to lease approximately 23,000 square feet of office space at Pier 17.

Retail Properties

Some of the leases related to our retail properties are triple net leases, which generally require tenants to pay their pro-rata share of property operating costs, such as real estate taxes, utilities and insurance, and the direct costs of their leased space. We also enter into certain leases which require tenants to pay a fixed-rate per square foot reimbursement for common area costs which is increased annually according to the terms of the lease. Given the unique nature of many of our retail properties, the mix of tenant lease agreements and related lease terms executed during the three and nine months ended September 30, 2018 may differ significantly from those entered into in prior periods.

The following table summarizes the leases we executed at our retail properties during the three months ended September 30, 2018:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	1	125	2,200	2,200	2,200	$40.00	$7.68	$2.64
Comparable - Renewal (c)	5	36	6,275	1,200	—	23.78	9.72	—
Comparable - New (d)	1	36	1,200	—	—	24.72	—	—
Non-comparable (e)	3	117	9,325	9,325	9,325	55.36	8.19	1.23
Total			19,000	12,725	11,525

(a)	Excludes executed leases with a term of 12 months or less, partnerships, internal leases, and percentage rent leases.

(b)	Pre-leased information is associated with projects under development at September 30, 2018.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a 10.9% increase in cash rents from $21.45 per square foot to $23.78 per square foot.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a 3.0% increase in cash rents from $24.00 per square foot to $24.72 per square foot.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rent is based on Base Minimum Rent only.

The following table summarizes the leases we executed at our retail properties during the nine months ended September 30, 2018:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	9	92	50,690	40,690	10,650	$25.78	$7.87	$2.05
Comparable - Renewal (c)	12	48	24,262	1,200	—	34.95	9.72	—
Comparable - New (d)	7	67	13,386	6,409	7,326	36.60	4.84	1.08
Non-comparable (e)	14	104	94,751	31,149	84,223	44.24	8.51	0.64
Total			183,089	79,448	102,199

(a)	Excludes executed leases with a term of 12 months or less, partnerships, internal leases, and percentage rent leases.

(b)	Pre-leased information is associated with projects under development at September 30, 2018.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a 3.4% increase in cash rents from $33.79 per square foot to $34.95 per square foot.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a 9.9% increase in cash rents from $33.31 per square foot to $36.60 per square foot.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rent is based on Base Minimum Rent only.

The following are retail properties which were completed and transferred to Operating Assets during the nine months ended September 30, 2018:

•	certain sections of our Seaport District properties now open for business, transferred from Strategic Developments;

•	Lake Woodlands Crossing at The Woodlands, transferred from Strategic Developments;

•	Ae‘o retail, anchored by Whole Foods Market at Ward Village, transferred from Strategic Developments; and

•	Land subject to a ground lease for our NHL hockey practice facility in Downtown Summerlin, transferred from MPC.

Office Properties

Our office properties are located in Summerlin in Las Vegas, Nevada; Columbia, Maryland; and The Woodlands, Texas. Leases related to our office properties in The Woodlands are generally triple net leases. Leases at properties located in Summerlin and Columbia are generally gross leases.

The following table summarizes our executed office property leases during the three months ended September 30, 2018:

			Square Feet			Per Square Foot per Annum
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	—	—	—	—	—	$—	$—	$—
Comparable - Renewal (c)	5	63	23,523	13,710	2,202	29.26	1.41	0.84
Comparable - New (d)	4	74	17,348	14,340	14,340	40.39	5.63	2.30
Non-comparable (e)	11	73	69,798	68,004	68,189	34.04	8.20	1.75
Total			110,669	96,054	84,731

(a)	Excludes executed leases with a term of 12 months or less, subleases, and percentage rent leases.

(b)	Pre-leased information is associated with projects under development at September 30, 2018.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a 2.8% decrease in cash rents from $30.10 per square foot to $29.26 per square foot.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a 0.2% increase in cash rents from $40.31 per square foot to $40.39 per square foot.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rents is based on the gross lease value, including recoveries.

The following table summarizes our executed office property leases during the nine months ended September 30, 2018:

			Square Feet			Per Square Foot per Annum
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	1	—	58,000	—	—	$—	$—	$—
Comparable - Renewal (c)	12	54	50,503	29,830	20,396	32.19	1.91	1.26
Comparable - New (d)	6	66	21,094	15,734	18,086	38.95	3.16	1.74
Non-comparable (e)	32	77	201,189	195,019	165,622	34.22	7.60	1.65
Total			330,786	240,583	204,104

(a)	Excludes executed leases with a term of 12 months or less, subleases, and percentage rent leases.

(b)
Pre-leased information is associated with projects under development at September 30, 2018. Certain information associated with pre-leasing activity at 110 North Wacker has been excluded for competitive reasons.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a 0.7% decrease in cash rents from $32.42 per square foot to $32.19 per square foot.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a 0.8% decrease in cash rents from $39.26 per square foot to $38.95 per square foot.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rents is based on the gross lease value, including recoveries.

The following are recently acquired or completed office properties which were acquired or transferred from Strategic Developments to Operating Assets during the nine months ended September 30, 2018:

•	Lakefront North, two Class-A office buildings totaling 257,025 square feet, in The Woodlands;

•	Two Summerlin, a 145,000 square foot Class A office building, in Summerlin;

•	Aristocrat, a 12-acre build-to-suit project including two 90,000 square foot office buildings, in Summerlin; and

•	Sterrett Place, a 119,000 square foot office building in Columbia, Maryland, which we acquired in the second quarter of 2018.

The following are recently acquired or completed multi-family properties which were acquired or transferred from Strategic Developments to Operating Assets during the nine months ended September 30, 2018:

•	certain apartment buildings and the clubhouse at Creekside Park Apartments in The Woodlands; and

•	m.flats/TEN.M, a 437-unit multi-family property in Columbia, Maryland, of which we have a 50% ownership interest.

Master Planned Communities

EBT for the Master Planned Communities are presented below:

MPC EBT	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	$ Change	2018	2017	$ Change
Total revenues	$143,135	$64,929	$78,206	$261,665	$211,711	$49,954
Total operating expenses	70,237	37,223	(33,014)	143,608	113,171	(30,437)
Segment operating income	72,898	27,706	45,192	118,057	98,540	19,517
Depreciation and amortization	(79)	(76)	(3)	(245)	(247)	2
Interest (expense) income, net	6,626	6,355	271	19,826	17,902	1,924
Other (loss) income, net	18	—	18	18	—	18
Equity in earnings (loss) from real estate and other affiliates	9,454	6,480	2,974	34,682	21,552	13,130
EBT	$88,917	$40,465	$48,452	$172,338	$137,747	$34,591

Three months ended September 30, 2018, compared with three months ended September 30, 2017

EBT increased $48.5 million to $88.9 million, mainly as a result of increased lot sales at Bridgeland and large superpad sales at Summerlin. There were 210 single-family lot sales at Bridgeland, which is 130 more lots sold compared to the same period last year. At Summerlin, superpad sales totaled 160 acres, as compared to sales of 57 acres in the prior year period. Also contributing to the increase was a commercial land sale in The Woodlands for $1.4 million and 29 single-family lot sales in The Woodlands Hills with no comparable sales in the prior period.

Nine Months Ended September 30, 2018, compared with nine months ended September 30, 2017

EBT increased $34.6 million to $172.3 million, mainly as a result of superpad sales at Summerlin, increased single-family lot sales at Bridgeland and the initiation of lot sales at The Woodlands Hills. Summerlin sold superpad sites totaling 241 acres in 2018, compared to sales of 144 acres in the same period last year. In addition, there were 380 single-family lot sales in Bridgeland compared to 299 single-family lot sales in the same period last year. There were 115 single-family lot sales in The Woodlands Hills compared to none in the same period last year. These increases were offset in part by two commercial sales and an easement sale in the prior period with no comparable sales in the current period at The Woodlands and Bridgeland, respectively.

MPC revenues fluctuate each period given the nature of the development and sale of land in these large scale, long-term projects. While the volume in timing of land sales can be unpredictable, we view the recent home sales in our master-planned communities as a leading indicator of desirability and demand for our land. Across our MPCs, 504 and 1,723 new homes were sold during the three and nine months ended September 30, 2018, respectively, compared to 446 and 1,295 in the same periods last year.

MPC Net Contribution

In addition to segment EBT for the MPC, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. MPC Net Contribution is defined as MPC segment EBT, plus MPC cost of sales, Depreciation and amortization, and net collections from SID bonds and Municipal Utility District (“MUD”) receivables, reduced by MPC development expenditures, land acquisitions and Equity in earnings from real estate and other affiliates, net of distributions. MPC Net Contribution is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance nor should it be used as a comparison metric with other comparable businesses. A reconciliation of segment EBT to MPC Net Contribution is presented below.

MPC Net Contribution	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	$ Change	2018	2017	$ Change
MPC EBT	$88,917	$40,465	$48,452	$172,338	$137,747	$34,591
Plus:
Cost of sales - land	57,183	29,043	(28,140)	109,609	88,288	(21,321)
MUD and SID bonds collections, net of assumptions	(347)	1,643	(1,990)	(5,351)	1,961	(7,312)
Depreciation and amortization	79	76	(3)	245	247	2
Less:
MPC development expenditures	(45,444)	(45,772)	328	(136,705)	(136,745)	40
MPC land acquisitions	(1,010)	—	1,010	(3,565)	(1,415)	2,150
Equity in earnings from real estate and other affiliates, net of distributions	(8,529)	(6,480)	2,049	(31,012)	(21,552)	9,460
MPC Net Contribution	$90,849	$18,975	$71,874	$105,559	$68,531	$37,028

MPC Net Contribution increased $71.9 million to $90.8 million and $37.0 million to $105.6 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The only noteworthy changes, in addition to those explained in the EBT section above, are the $2.0 million and $7.3 million decreases in MUD and SID collections for the three and nine months ended September 30, 2018, respectively. Both of these changes are related to the timing of the administrative process associated with MUD and SID receivables.

The following table sets forth MPC land inventory activity for the nine months ended September 30, 2018:

(In thousands)	Bridgeland	Maryland	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2017	$458,908	$16,628	$852,233	$206,049	$108,460	$1,642,278
Acquisitions	506	—	—	3,059	—	3,565
Development expenditures (a)	65,086	15	53,243	5,045	13,316	136,705
MPC Cost of Sales	(10,606)	—	(83,776)	(11,907)	(3,320)	(109,609)
MUD reimbursable costs (b)	(42,972)	—	—	(1,369)	(5,304)	(49,645)
Transfer to Strategic	(812)	—	—	(2,008)	—	(2,820)
Transfer to Operating Assets	—	—	(6,705)	—	—	(6,705)
Other	(275)	(11)	1,892	2,838	2,955	7,399
Balance September 30, 2018	$469,835	$16,632	$816,887	$201,707	$116,107	$1,621,168

(a)	Development expenditures are inclusive of capitalized interest and property taxes.

(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

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

EBT for Strategic Developments are summarized as follows:

Strategic Developments EBT	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2018	2017	$ Change	2018	2017	$ Change
Total revenues	$13,025	$114,274	$(101,249)	$52,698	$343,928	$(291,230)
Total operating expenses	19,302	91,080	71,778	70,225	264,524	194,299
Segment operating (loss) income	(6,277)	23,194	(29,471)	(17,527)	79,404	(96,931)
Depreciation and amortization	(472)	(18)	(454)	(2,650)	(1,177)	(1,473)
Interest (expense) income, net	4,319	6,983	(2,664)	18,260	18,321	(61)
Other (loss) income, net	(450)	122	(572)	(77)	137	(214)
Equity in earnings (loss) from real estate and other affiliates	(316)	670	(986)	3,556	530	3,026
Gains on sales of properties	—	237	(237)	—	32,452	(32,452)
EBT	$(3,196)	$31,188	$(34,384)	$1,562	$129,667	$(128,105)

EBT decreased $34.4 million to $(3.2) million and $128.1 million to $1.6 million for the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. The decreases for the three and nine months ended September 30, 2018 were primarily driven by decreases in Condominium rights and unit sales, net of costs, which were meaningfully impacted by the adoption of the New Revenue Standard as of the Adoption Date; see Note 1 – Basis of Presentation and Organization for additional information. The New Revenue Standard makes the 2018 and 2017 periods no longer comparable. However, we view condominium closings as a useful metric across both periods. At Ward Village, we closed on two condominium units during the three months ended September 30, 2018 and September 30, 2017. We closed on 15 condominium units during the nine months ended September 30, 2018 compared to 22 units during the nine months ended September 30, 2017. The decrease in condominium closings during the nine months ended September 30, 2018 relative to the prior year period is primarily attributable to the decrease in available inventory for sale at our two towers that have been delivered. As highlighted below, the overall pace of sales at Ward Village remains strong, and as of September 30, 2018, we have entered into contracts for 75.1% of the units at 'A'ali'i since launching public sales in January 2018. At September 30, 2018, our five towers are 89.4% sold, and three and seven units remain to be sold at Anaha and Waiea, respectively. The nine months ended September 30, 2018 were also impacted by a $13.4 million increase in Condominium rights and unit cost of sales, due to anticipated window repairs at Ward Village. In addition, the nine months ended September 30, 2017 includes $32.5 million primarily related to the sale of 36 acres of undeveloped land at The Elk Grove Collection with no comparable activity for the nine months ended September 30, 2018. The decrease in the nine months ended September 30, 2018 was partially offset by an increase in Equity in earnings from real estate and other affiliates of $3.0 million.

The following is a summary of activity during the current period for Ward Village. Ward Village includes five mixed-use residential towers: Waiea, Anaha, Ae‘o, Ke Kilohana, and ‘A‘ali‘i. Activity for these towers is presented below.

Waiea - We have entered into 167 contracts and closed on 164 of the 174 units as of September 30, 2018. These units under contract and closed represent 96.0% and 94.3%, respectively, of total units, and 91.8% and 89.2%, respectively, of the total residential square feet available for sale as of September 30, 2018. We closed on two additional contracts during October 2018. The retail portion of the project is 100% leased and has been placed in service.

Anaha - We have entered into 314 contracts and closed on 313 of the 317 units as of September 30, 2018. These units under contract and closed represent 99.1% and 98.7%, respectively, of total units, and 96.7% and 96.2%, respectively, of the total residential square feet available for sale as of September 30, 2018. Additionally, we have leased and placed in service 78.9% of the 16,100 square feet of retail space.

Ae‘o - We have entered into contracts for 100% of the 465 units as of September 30, 2018. The retail portion of the project is 99.0% leased and has been placed in service.

Ke Kilohana - We have entered into contracts for 395 of the 423 units as of September 30, 2018. We entered into 18 additional contracts during October 2018. As previously announced, we have pre-leased all of the approximately 22,000 square feet of available retail space to CVS/Longs Drugs.

‘A‘ali‘i - Public sales launched in January 2018, and we broke ground on October 15, 2018, expanding the selection of new homes at Ward Village. We have entered into contracts for 564 of the 751 units as of September 30, 2018. We entered into 15 additional contracts during October 2018. These units under contract represent 75.1% and 77.1% of total units and 69.5% and 71.7% of the total residential square feet available for sale as of September 30 and October 31, 2018, respectively.

Projects Under Construction

The following table summarizes our projects under construction and related debt held in Operating Assets and Strategic Developments as of September 30, 2018. Projects that are substantially complete, and therefore, have been placed in service in Operating Assets may still require some capital for remaining tenant build-out. This table does not include projects for which construction has not yet started.

(In thousands)	Total Estimated Costs (a)	Costs Paid Through September 30, 2018 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Holdback to be Drawn	Debt to be Drawn (c)	Costs Remaining to be Paid, Net of Debt and Buyer Deposits/Holdbacks to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
Columbia
One Merriweather	$78,187	$74,422	$3,765	$—	$—	$3,765	(d)(e)	Open
Two Merriweather	40,941	32,278	8,663	—	9,353	(690)	(d)(f)	Open
The Woodlands
1725-35 Hughes Landing Boulevard	206,356	190,614	15,742	—	—	15,742	(d)(e)	Open
Lake Woodlands Crossing Retail	15,381	8,523	6,858		7,096	(238)	(d)(f)	Open
Three Hughes Landing	90,162	75,461	14,701	—	13,929	772	(d)(g)	Open
Seaport District
South Seaport - Pier 17 & Historic Area Uplands	624,713	500,546	124,167	—	—	124,167	(h)(i)	Open
Summerlin
Aristocrat	46,661	26,151	20,510	—	15,369	5,141	(g)	Open
Two Summerlin	49,320	30,145	19,175	—	19,139	36	(g)(d)	Open
Other
Lakeland Village Center at Bridgeland	16,274	14,183	2,091	—	—	2,091	(d)(e)	Open
Kewalo Basin Harbor	22,718	12,889	9,829	—	10,265	(436)	(f)	2019
Total Operating Assets	1,190,713	965,212	225,501	—	75,151	150,350

Strategic Developments
Chicago
110 North Wacker	712,962	87,821	625,141	—	589,302	35,839	(j)	2020
Columbia
6100 Merriweather and Garage	138,221	18,315	119,906	—	89,844	30,062	(h)	Q3 2019
Columbia Multi-family/Retail	116,386	14,426	101,960	—	85,657	16,303	(h)	Q4 2019
The Woodlands
Creekside Park Apartments	42,111	33,212	8,899	—	30,000	(21,101)	(f)(k)	Q4 2018
100 Fellowship Drive	63,278	42,069	21,209	—	19,518	1,691	(g)	Q2 2019
Hughes Landing Day Care	3,206	141	3,065	—	—	3,065	(h)	Q1 2019
Bridgeland Apartments	48,412	5,529	42,883	—	34,231	8,652	(h)	Q4 2019
Two Lakes Edge	107,706	2,638	105,068	—	—	105,068	(l)	2020
Seaport District
South Street Seaport - Tin Building	159,982	29,814	130,168	—	—	130,168	(h)	2020
Summerlin
Tanager Apartments (m)	59,276	15,573	43,703	—	44,100	(397)	(f)	Q3 2019
Summerlin Ballpark	114,670	27,246	87,424	—	37,717	49,707	(h)(n)	Q2 2019
Ward Village
Ae‘o	428,508	365,128	63,380	—	47,598	15,782	(g)	Q4 2018
Anaha	401,314	385,866	15,448	—	—	15,448	(o)	Open
Ke Kilohana	218,898	146,067	72,831	—	70,989	1,842	(g)	Q2 2019
Waiea	442,298	399,090	43,208	—	—	43,208	(o) (p)	Open
Total Strategic Developments	3,057,228	1,572,935	1,484,293	—	1,048,956	435,337
Combined Total at September 30, 2018	$4,247,941	$2,538,147	$1,709,794	$—	$1,124,107	$585,687

	Two Lakes Edge estimated financing					(74,035)
Estimated costs to be funded net of financing, assuming closing on estimated financing						$511,652

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

(b)	Costs included in (a) above which have been paid through September 30, 2018.

(c)	With respect to our condominium projects, remaining debt to be drawn is reduced by deposits used for construction.

(d)	Final completion is dependent on lease-up and tenant build-out.

(e)	Construction loans for One Merriweather, 1725-35 Hughes Landing Boulevard and Lakeland Village Center at Bridgeland have been paid in full, any remaining project costs will be funded by us.

(f)
Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to September 2018 costs that were paid by us, but not yet reimbursed by our lenders. We expect to receive funds from our lenders for these costs in the future.

(g)	Positive balances represent cash drawn in advance of costs paid.

(h)	Positive balances represent cash equity to be invested.

(i)
South Street Seaport - Pier 17 and Historic Area / Uplands Total Estimated Costs and Costs Paid Through September 30, 2018 include costs required for the Pier 17 and Historical Area/Uplands and are gross of insurance proceeds received to date.

(j)
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

(l)	Positive balances represent future spending to be financed with construction loans we are currently seeking and equity to be spent.

(m)	Formerly known as "Downtown Summerlin Apartments."

(n)	Excludes costs to acquire the baseball team.

(o)
The Waiea and Anaha facility was repaid in full on October 27, 2017 in conjunction with the closing of a substantial portion of Anaha and Waiea. Approximately 98.0% of the units in these towers were sold and closed by September 30, 2018.

(p)
Total estimate has been increased primarily as a result of warranty repairs that will be required. However, we anticipate recovering a substantial amount of these costs in the future which is not reflected in this schedule.

Corporate expenses and other items

Corporate expenses and other items increased by $3.4 million to $52.5 million and decreased by $79.6 million to $156.7 million for the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. The increase in the three month period was mainly caused by the following:

•
decrease of $1.7 million in General and administrative expense driven primarily by decreased stock compensation expense due to stock option forfeitures, partially offset by increased labor costs due to higher headcount;

•	decrease of $1.2 million in Corporate interest expense, net related to higher interest income driven by favorable interest rates;

•	increase of $2.7 million in Demolition costs primarily related to the Tin Building, partially offset by the absence of costs at Ward Warehouse;

•	increase of $1.4 million in Development-related marketing costs primarily related to the Seaport District; and

•	increase of $1.6 million in Income tax provision.

The decrease in the nine month period was mainly caused by the following:

•	decrease of $43.4 million due to warrant liability expenses recognized in the comparative 2017 periods that did not recur in 2018;

•	decrease of $46.4 million related to the redemption in the first quarter of 2017 of our $750.0 million 6.875% senior notes due 2021; and

•	increase of $15.9 million in Demolition costs primarily related to 110 North Wacker and the Tin Building.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in MPC, cash generated from our operating assets, condominium closings, deposits from condominium sales (which are restricted to funding construction of the related developments), first mortgage financings secured by our assets and the corporate bond markets. Additionally, strategic sales of certain assets may provide additional cash proceeds to our operating or investing activities. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next 12 months. The development and redevelopment opportunities in Operating Assets and Strategic Developments are capital intensive and will require significant additional funding, if and when pursued. Any additional funding, if available, would be raised with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time. We cannot provide assurance that financing arrangements for our properties will be on favorable terms or occur at all, which could have a negative impact on our liquidity and capital resources. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our projects. We also provided a completion guarantee to the City of New York for the redevelopment of Pier 17 and the Tin Building.

Total outstanding debt was $3.3 billion as of September 30, 2018. Certain mortgages may require paydowns in order to exercise contractual extension terms. Our proportionate share of the debt of our Real Estate Affiliates, which is non-recourse to us, totaled $94.9 million as of September 30, 2018. The following table summarizes our net debt on a segment basis as of September 30, 2018. Net debt is defined as Mortgages, notes and loans payable, including our ownership share of debt of our real estate and other affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and others who review our financial statements. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

(In thousands) Segment Basis (a)	Master Planned Communities		Operating Assets		Strategic Developments		Segment Totals	Non- Segment Amounts	September 30, 2018
Mortgages, notes and loans payable	$229,934		$1,674,875	(c)	$447,442		$2,352,252	$1,003,814	$3,356,066
Less: Cash and cash equivalents	(111,704)	(b)	(91,095)	(d)	(76,274)	(e)	(279,074)	(239,878)	(518,952)
Special Improvement District receivables	(23,747)		—		—		(23,747)	—	(23,747)
Municipal Utility District receivables, net	(237,567)		—		—		(237,567)	—	(237,567)
TIF receivable	—		—		(6,048)		(6,048)	—	(6,048)
Net Debt	$(143,084)		$1,583,780		$365,120		$1,805,816	$763,936	$2,569,752

(a)	Please refer to Note 16 – Segments in our Condensed Consolidated Financial Statements.

(b)	Includes MPC Cash and cash equivalents, including $63.3 million of cash related to The Summit joint venture.

(c)	Includes our $91.0 million share of debt of our real estate and other affiliates in Operating Assets (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, 33 Peck Slip and m.flats/TEN.M).

(d)
Includes our $1.2 million share of Cash and cash equivalents of our real estate and other affiliates in Operating Assets (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, Stewart Title of Montgomery County, TX, 33 Peck Slip and m.flats/TEN.M).

(e)
Includes our $0.3 million share of Cash and cash equivalents of our real estate and other affiliates in Strategic Developments (KR Holdings, LLC, HHMK Development, LLC and Circle T Ranch and Power Center).

Cash Flows

Operating Activities

The cash flows and earnings generated from each business segment’s activities will likely vary significantly from year to year given the changing nature of our development focus. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2018. Operating cash continued to be utilized in the third quarter of 2018 to fund ongoing development expenditures in Strategic Developments and MPC, consistent with prior years.

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

Net cash used in operating activities was $139.8 million and $24.3 million for the nine months ended September 30, 2018, and 2017 respectively. The $115.5 million net increase in cash used for operating activities in the nine months ended September 30, 2018 compared to the same period in 2017 was primarily related to the timing of condominium development expenditures.

Investing Activities

Net cash used in investing activities was $654.1 million for the nine months ended September 30, 2018 as compared to cash used in investing activities of $245.0 million for the nine months ended September 30, 2017. The increase in use of cash of $409.1 million was primarily the result of the acquisitions of 250 Water Street for $180.0 million and Lakefront North for $53.0 million. In addition, we incurred development costs of $63 million related to the Seaport District, $48.3 million related to 110 North Wacker, $33.0 million related to the Summerlin Ballpark, $21.3 million related to 6100 Merriweather and $8.0 million related to Lake Woodlands Crossing Retail.

Financing Activities

Net cash provided by financing activities was $442.2 million for nine months ended September 30, 2018 as compared to $316.4 million for nine months ended September 30, 2017. The increase of $125.8 million is mainly caused by $25.9 million and $13.5 million in construction draws for 110 North Wacker and Summerlin Ballpark, respectively. In addition, the prior period includes a cash outlay of $40.0 million incurred to redeem the 2021 senior notes, with no comparable outflow in the current period.

Contractual Cash Obligations and Commitments

The following table includes significant updates to our contractual obligations and commitments since December 31, 2017.

Additional information regarding our contractual obligations and commitments as well as items not included below can be found under the heading “Contractual Cash Obligations and Commitments” in our Annual Report.

The following table summarizes our contractual obligations as of September 30, 2018:

(In thousands)	Remaining in 2018	2019	2020	2021	2022	2023	Thereafter	Total
Mortgages, notes and loans payable (a)	$57,418	$92,700	$276,438	$582,733	$207,312	$673,798	$1,391,597	$3,281,996
Interest Payments (b)	41,371	161,344	154,982	133,094	108,276	92,929	155,635	847,631
Ground lease and other leasing commitments	2,024	8,119	8,259	8,097	7,430	7,185	306,944	348,058
Total	$100,813	$262,163	$439,679	$723,924	$323,018	$773,912	$1,854,176	$4,477,685

(a)	Based on final maturity, inclusive of extension options.

(b)	Interest is based on the borrowings that are presently outstanding and current floating interest rates.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $199.8 million as of September 30, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps and caps. As of September 30, 2018, of our $1.6 billion of variable rate debt outstanding, $654.0 million has been swapped to a fixed-rate. We also have interest rate cap contracts for our $230.0 million Ae‘o facility and our $180.0 million Master Credit Facility for The Woodlands, $150.0 million of which is currently outstanding and $75.0 million of which is capped, to mitigate our exposure to rising interest rates. As the properties are placed in service and become stabilized, we typically refinance the variable rate debt with long-term fixed-rate debt.
As of September 30, 2018, annual interest costs would increase approximately $9.9 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 7 - Mortgages, Notes and Loans Payable and Note 9 - Derivative Instruments and Hedging Activities in our Condensed Consolidated Financial Statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 10 - Commitments and Contingencies in the Condensed Consolidated Financial Statements.

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

EXHIBIT INDEX

10.1
Loan Agreement dated as of September 18, 2018, by and among Victoria Ward, Limited; Victoria Ward Center L.L.C.; Victoria Ward Entertainment Center L.L.C.; 1240 Ala Moana, LLC; Anaha Retail Holdings, LLC; Waiea Retail Holdings, LLC; 10 CCC, LLC; 20 CCC, LLC; 30 CCC, LLC; 10/20/30 CCC Parking Deck, LLC; 40 CCC, LLC; 40 CCC Parking Deck, LLC; 50 CCC, LLC; 60 CCC, LLC; 70 CC, LLC; 50/60/70 CCC Parking Deck, LLC; One Mall North, LLC; Crescent Area 1 Holdings, LLC; Crescent Area 1 Parking Deck 1, LLC; HL Champion Holding Company, LLC; Lakeland Village Holding Company, LLC; Waterway Hotel Holdings, LLC; HL-Hotel Holding Company, LLC; CSPV Holdings, LLC; 1701 Lake Robbins, LLC; Wells Fargo Bank, National Association, as administrative agent and a lender; Wells Fargo Securities, L.L.C., as sole lead arranger and sole book-runner; and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 24, 2018)

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

+   Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (iv) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2018 and 2017, and (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ David R. O’Reilly
David R. O’Reilly
Chief Financial Officer
November 5, 2018