Form 10-K
period 2018-12-31
Howard Hughes Corp
filed 2019-02-27
CIK 1498828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [X]  NO [   ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES [   ]  NO [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]  NO [   ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES [X]  NO [   ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging Growth Company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES [   ]  NO [X]
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4.5 billion based on the closing sale price as reported on the New York Stock Exchange.
As of February 19, 2019, there were 42,990,898 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file its Proxy Statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

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

In this Annual Report, we make forward-looking statements discussing our expectations about:

•	budgeted costs, future lot sales and estimates of net operating income ("NOI") and earnings before taxes ("EBT");

•	capital required for our operations and development opportunities for the properties in our Master Planned Communities (“MPC”), Operating Assets and Strategic Developments segments;

•	expected commencement and completion for property developments and timing of sales or rentals of certain properties;

•	expected performance of our MPC and Operating Assets segments, as well as other current income producing properties such as our condominiums;

•	forecasts of our future economic performance; and

•	future liquidity, development opportunities, development spending and management plans.

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

•
natural disasters (including the results of litigation or any other potential negative impact from Hurricane Harvey on the Houston, Texas region), terrorist activity, acts of violence, breaches of our data security, contamination of our properties by hazardous or toxic substances, or other similar disruptions, as well as losses that are not insured or exceed the applicable insurance limits;

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

•
our indebtedness, including our $1,000,000,000 5.375% senior notes due 2025, our $615,000,000 Term Loan (as defined below) and $85,000,000 Revolver Loan (as defined below) (which currently remains undrawn) and that are secured by first priority security interest in certain of the Company’s properties which are owned subsidiaries of the Company and contain restrictions, each of which contain restrictions which may limit our ability to operate our business;

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

ITEM 1.  BUSINESS

OVERVIEW

We operate in three complementary business segments: Operating Assets, MPCs and Strategic Developments. The combination of these three segments provides both operational and financial synergies. The vast majority of the assets in our Operating Assets segment are located within our MPCs. This helps us achieve scale and, in most cases, critical mass, which leads to pricing power in lease and vendor negotiations; increased ability to attract, hire and retain the best local leadership and leasing teams; flexibility to meet changing customer demands; and enhanced ability to identify and capitalize on emerging opportunities. In our MPC segment, we plan, develop and manage small cities in markets with strong long-term growth fundamentals. This business involves the horizontal development of residential land and selling the improved acreage to homebuilders for the eventual sale of homes to new residents. Combined, our MPCs span over 80,000 gross acres, with approximately 7,200 residential acres of land remaining to be developed and sold in high demand geographic areas. In addition to the residential land, our MPC segment contains nearly 3,400 acres designated for commercial development or sale to non-competing users such as hospitals. This land is held in our MPC segment until we identify demand for a new commercial development, at which point the land is transitioned into our Strategic Developments segment.

The operational synergies of combining our three business segments create a unique and continuous value-creation cycle. We sell land to residential homebuilders in our MPCs, and the new homes attract residents to our cities looking for places to work and shop. New homeowners create demand for commercial developments, such as retail, office, self-storage and hospitality offerings. We build these commercial properties through Strategic Developments when the timing is right using the cash flow harvested from the sale of land to homebuilders, which helps mitigate development risk. Once these strategic developments are completed and stabilized, they transition to Operating Assets and increase recurring NOI, further funding the equity requirements in Strategic Developments. New office, retail and other commercial amenities make our MPC residential land more appealing to homebuyers and increase the velocity of land sales at premiums that exceed the broader market. Increased demand for residential land generates more cash flow from our MPCs, thus continuing the cycle. We are headquartered in Dallas, Texas, and our assets are located across the United States. We were incorporated in Delaware in 2010. Through our predecessors, we have been in business for several decades. Financial information about each of our segments is presented in Note 17 - Segments of our audited Notes to Consolidated Financial Statements, and highlights of our segments are included below.

Operating Assets

•
65 assets, including our investments in joint ventures and other assets, consisting of 15 retail, 28 office, eight multi-family, four hospitality properties and 10 other operating assets and investments.

•	We own approximately 7.3 million square feet of retail and office, 2,351 multi-family units and 975 rooms in our hospitality assets.

MPCs

•	We own the MPCs of Summerlin in Las Vegas; The Woodlands, The Woodlands Hills and Bridgeland in Houston; and Columbia in Maryland.

•	Our MPCs encompass over 80,000 gross acres of land and include approximately 10,543 remaining saleable acres of land.

Strategic Developments

•	Consists of 29 development or redevelopment projects.

•	As of December 31, 2018, total project costs are estimated to be $3.5 billion, of which $1.7 billion has already been spent.

Our Competitive Strengths

We believe that we distinguish ourselves from other real estate companies through the following competitive strengths:

•
Management Team with Track Record of Value Creation.  We have completed the development of over 4.6 million square feet of office and retail operating properties, 1,937 multi-family units and 909 hospitality keys since 2011. Excluding land which we own, we have invested approximately $1.8 billion in these developments, which is projected to generate a 9.6% yield on cost, or $170.0 million per year of NOI upon stabilization. At today’s market cap rates, this implies value creation to our shareholders of roughly $1.0 billion. Our investment of approximately $369.6 million of cash equity in our development projects since inception, which is computed as total costs excluding land less the related construction debt, is projected to generate a 25.2% return on cash equity assuming a 5.5% cost of debt, which approximates our historical cost. These investments and returns exclude condominium development as well as projects under construction such as the Seaport District. We exclude condominium developments since they do not result in recurring NOI, and we exclude projects under development due to the wider range of NOI they are expected to generate upon stabilization. In Ward Village, we have either opened or have under construction 2,129 condominium units, which have approximately 91.8% units sold as of December 31, 2018 at a targeted profit margin, excluding land costs, of approximately 29% or $726 million.

•	Unique, Diverse Portfolio. We own a portfolio with many diverse market leading assets located across 12 states with a combination of steady cash flow and longer term value creation opportunities.

•
Significant Value Creation Opportunity.  We own one of the preeminent development pipelines in the world with over 50.0 million square feet of vertical entitlements remaining across our portfolio. This represents approximately 11 times the 4.6 million square feet we have delivered in the last eight years without having to acquire another development site or external asset, which we believe is a significant competitive advantage over other real estate development corporations.

•
Low Leverage, Flexible Balance Sheet.  As of December 31, 2018, our total debt equaled approximately 43.2% of the book value of our total assets, which we believe is significantly less than the market value. Our net debt, which includes our share of debt of Real Estate and Other Affiliates less cash and Special Improvement District (“SID”) and Municipal Utility Districts (“MUD”) receivables, equaled approximately 35% of our total enterprise value. “Real Estate and Other Affiliates” refers to partnerships or joint ventures primarily for the development and operation of real estate assets. We finished the year with approximately $499.7 million of cash on hand. We have focused our efforts on obtaining non-recourse debt for both our construction financing and long-term fixed rate mortgage financing and have limited cross-collateralization for construction financing. Our low leverage, with a focus on project specific financing, provides substantial insulation against potential downturns and provides us with the flexibility to evaluate new real estate project opportunities.

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

Operating Assets

We have developed many of the assets in our Operating Assets segment since the Company’s inception in 2010. Revenue is primarily generated through rental and hospitality services and is directly impacted by trends in rental and occupancy rates and operating costs. We will also occasionally sell an operating asset when it does not complement our existing properties or no longer fits within our current strategy. We believe that the long-term value of our Operating Assets is driven by their concentration in our MPCs where we have a unique level of control and competitive advantage. We believe these assets have the potential for future growth by increasing rental rates, absorbing remaining vacancy and changing the tenant mix in retail centers to improve gross sales revenue of our tenants, thereby increasing rents.

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

Master Planned Communities

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

Our MPCs have won numerous awards for design excellence and for community contribution. Summerlin was recently ranked by RCLCO as the third highest selling master planned community, with Bridgeland also ranking 18th and The Woodlands ranking 42nd in the country for 2018. Downtown Summerlin was also recognized with a Placemaking Award from the Urban Land Institute and several neighborhoods in Summerlin earned Silver Nugget Awards from the Southern Nevada Home Builders Association. Bridgeland was recognized by the Texas Association of Builders as Developer of the Year for 2018, and The Woodlands was named Trailblazer of the Year by the Greater Houston Builders Association.

We expect the competitive position, desirable locations and land development expertise to drive the long-term growth of our MPCs. As of December 31, 2018, our MPCs include 10,543 remaining saleable acres of land. Residential sales, which are generated primarily from the sale of finished lots and undeveloped superpads to residential homebuilders and developers, include standard and custom parcels designated for detached and attached single family homes, and range from entry-level to luxury homes. Superpad sites are generally 20 to 25-acre parcels of unimproved land where we develop and construct the major utilities (water, sewer and storm drainage) and roads to the borders of the parcel and the homebuilder completes the on-site utilities, roads and finished lots. Revenue is also generated through price participation with homebuilders.

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

Strategic Developments

Our Strategic Developments segment consists of 29 development or redevelopment projects, most of which require extensive planning and expertise in large-scale and long-range development to maximize their highest and best uses. The strategic process is complex and unique to each asset and requires on-going assessment of the changing market dynamics prior to the commencement of construction. We must study each local market, determine the highest and best use of the land and necessary improvements to the area, obtain entitlements and permits, complete architectural design and construction drawings, secure tenant commitments and obtain and commit sources of capital.

We are in various stages of predevelopment or execution of our strategic plans for many of these assets based on market conditions. As of December 31, 2018, we had 13 properties under construction and not yet placed into service. Total estimated aggregate project costs remaining to be spent on our properties under construction as of December 31, 2018, are $1.7 billion, of which $0.7 billion remains to be funded by us and the remaining amounts will be funded with existing debt. We generally obtain construction financing to fund a majority of the costs associated with developing these assets. Furthermore, we are always undergoing processes to obtain the required permits for our large scale real estate developments.

The chart below presents our assets classified by reportable segment, predominant use and geographic location at December 31, 2018:

Geographic	Master Planned			Strategic
Region	Communities	Operating Assets		Developments

Houston
		Retail	Office	Under Construction
	• Bridgeland	• Creekside Village Green	• One Hughes Landing	• Creekside Park West
	• The Woodlands	• Hughes Landing Retail	• Two Hughes Landing	• 100 Fellowship Drive
	• The Woodlands Hills	• 1701 Lake Robbins	• Three Hughes Landing	• Hughes Landing Daycare
		• Lakeland Village Center at Bridgeland	• 1725-1735 Hughes Landing Boulevard	• Lakeside Row (c)
		• Lake Woodlands Crossing Retail (a)	• 2201 Lake Woodlands Drive	• Two Lakes Edge
		• 20/25 Waterway Avenue	• Lakefront North (b)
		• Waterway Garage Retail	• 9303 New Trails
		• 2000 Woodlands Parkway	• 3831 Technology Forest Drive
• 3 Waterway Square
		Multi-family	• 4 Waterway Square
		• Creekside Park Apartments (a)	• 1400 Woodloch Forest
• Millennium Six Pines Apartments (d)
		• Millennium Waterway Apartments	Other
		• One Lakes Edge	• HHC 242 Self-Storage (e)
• HHC 2978 Self-Storage (e)
		Hospitality	• Stewart Title of Montgomery
		• Embassy Suites at Hughes Landing	County, TX (f)
		• The Westin at The Woodlands	• The Woodlands Parking Garages
		• The Woodlands Resort &	• Woodlands Sarofim #1 (f)
		Conference Center	• Woodlands Ground Lease

Las Vegas
	• Summerlin	Retail	Office	Under Construction
		• Downtown Summerlin	• Aristocrat (a)	• Summerlin Ballpark (g)
	Other		• ONE Summerlin	• Tanager Apartments (h)
	• The Summit (f)	Multi-family	• TWO Summerlin (a)
		• Constellation (d)		Other
			Other	• 80% Interest in Fashion
			• Hockey Ground Lease	Show Air Rights
• Las Vegas Aviators (f) (i)
• Summerlin Hospital Medical
Center (f)

Columbia
	• Columbia (j)	Retail	Office	Under Construction
		• Columbia Regional Building	• 10-70 Columbia Corporate Center	• Columbia Multi-family
			• Columbia Office Properties	• 6100 Merriweather (k)
		Multi-family	• One Mall North
		• The Metropolitan Downtown Columbia (e)	• One Merriweather (e)	Other
		• m.flats/TEN.M (a)(f)	• Two Merriweather (e)	• American City Building
• Sterrett Place
• Ridgely Building

New York
		Retail		Under Construction
		• Seaport District NYC - Historic Area/Uplands		• Seaport District NYC - Tin Building (m) (n)
• Seaport District NYC - Pier 17 (a)
Other
		Multi-family		• 250 Water Street
• 85 South Street

Hospitality
• Mr. C Seaport (a)(f)(l)

Honolulu
		Retail	Other	Under Construction
		• Ward Village Retail (o)	• Kewalo Basin Harbor	• Ke Kilohana
• ‘A‘ali‘i

Unsold Condominium Inventory
• Ae‘o (p)
• Anaha (p)
• Waiea (p)

Other
		Retail		Under Construction
		• Outlet Collection at Riverwalk		• 110 North Wacker (q)

Other
• Monarch City (r)
• Bridges at Mint Hill
• Circle T Ranch and Power Center (f)
• Cottonwood Mall
• The Elk Grove Collection
• Landmark Mall (s)
• Maui Ranch Land
• West Windsor

(a)	Asset was placed in service and moved from Strategic Developments to Operating Assets during 2018.

(b)	Lakefront North is comprised of two office buildings.

(c)	Formerly known as Bridgeland Apartments.

(d)	Asset was held as a joint venture until our acquisition of our partner’s interest.

(e)	Asset was placed in service and moved from Strategic Developments to Operating Assets during 2017.

(f)	A non-consolidated investment. Refer to Note 2 - Real Estate and Other Affiliates in our Notes to Consolidated Financial Statements.

(g)	Formerly known as Las Vegas Ballpark.

(h)	Formerly known as Downtown Summerlin Apartments.

(i)	Formerly known as Las Vegas 51s.

(j)	Formerly known as Maryland Communities.

(k)	Formerly known as Three Merriweather.

(l)	Formerly known as 33 Peck Slip.

(m)	Formerly known as South Street Seaport - Tin Building

(n)
Effective January 1, 2017, we moved the Seaport District assets under construction and related activities to the Strategic Developments segment from the Operating Assets segment. The Seaport District operating properties currently in service and related operating results remain presented within the Operating Assets segment.

(o)	Includes retail within the recently opened Waiea, Anaha and Ae‘o condominium towers.

(p)	Ae‘o, Anaha and Waiea are open and occupied by tenants with sales of remaining units ongoing.

(q)	Asset is in redevelopment and moved from Operating Assets to Strategic Developments during 2018.

(r)	Formerly known as AllenTowne.

(s)	Asset is in redevelopment and moved from Operating Assets to Strategic Developments during 2017.

Competition

The nature and extent of our competition depends on the type of property involved. With respect to our Operating Assets segment, we primarily compete for retail and office tenants, residential tenants and hospitality guests. We believe the principal factors that retailers consider in making their leasing decisions include: (1) consumer demographics; (2) age, quality, design and location of properties; (3) neighboring real estate projects that have been developed or that we, or others, may develop in the future; (4) diversity of retailers and anchor tenants at shopping center locations; (5) management and operational expertise; and (6) rental rates. The principal factors influencing tenant leasing decisions for our office space include: (1) rental rates; (2) attractive views; (3) walkable retail; (4) commute time; (5) efficiency of space; and (6) demographics of available workforce. For residential tenants, we believe the factors that impact their decision of where to live are: (1) walkability/proximity to work; (2) amenities; and (3) the best value for their money. Our hospitality guests generally make decisions on which hotel they prefer based on: (1) the nature and intention of their trip; (2) brand loyalty; or (3) location and convenience to either an urban or open resort experience.

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

Substantially all of our properties have been subject to third-party Phase I environmental assessments, which are intended to evaluate the environmental condition of the surveyed and surrounding properties. As of December 31, 2018, the assessments have not revealed any known environmental liability that we believe would have a material adverse effect on our overall business, financial position or results of operations. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that the conditions have changed since the assessments were prepared (typically at the time the property was purchased or encumbered with debt). Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability on us, or the current environmental condition of our properties will not be adversely affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties (such as the presence on such properties of underground storage tanks) or by third parties unrelated to us.

Future development opportunities may require additional capital and other expenditures to comply with federal, state and local statutes and regulations relating to the protection of the environment. In addition, there is a risk when redeveloping sites that we might encounter previously unknown issues that require remediation or residual contamination warranting special handling or disposal, which could affect the speed of redevelopment. Where redevelopment involves renovating or demolishing existing facilities, we may be required to undertake abatement and/or the removal and disposal of building materials or other remediation or cleanup activities that contain hazardous materials. We cannot predict with any certainty the magnitude of any such expenditures or the long-range effect, if any, on our operations. Compliance with such laws has not had a material adverse effect on our current or past operating results or competitive position, but could have such an effect on our operating results or competitive position in the future.

Employees

As of December 31, 2018, we had approximately 1,400 employees, approximately 550 of whom were employed at our hospitality properties.

Available Information

Our website address is www.howardhughes.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other publicly filed documents, including all exhibits filed therewith, are available and may be accessed free of charge through the “Investors” section of our website under the SEC Filings subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC at www.sec.gov. Also available through our Investors section of our website are reports filed by our directors and executive officers on Forms 3, 4 and 5, and amendments to those reports. Our website and included or linked information on the website are not incorporated into this Annual Report on Form 10-K. From time to time, we use our website as an additional means of disclosing public information to investors, the media and others interested in us.

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

Risks Related to our Business

Our performance and the market value of our securities are subject to risks associated with our investments in real estate assets and with trends in the real estate industry.

Our economic performance and the value of our real estate assets and, consequently the market value of the Company’s securities, are subject to the risk that our properties may not generate revenues sufficient to meet our operating expenses or other obligations. A deficiency of this nature would adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations.

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

We are highly dependent on our relationships with homebuilders to purchase superpad sites and lots at our MPCs. Our business will be adversely affected if homebuilders do not view our MPCs as desirable locations for homebuilding operations or due to a change in demand, our inability to achieve certain pricing arrangements or upon an overall decline in general market conditions. Also, some homebuilders may be unwilling or unable to close on previously committed lot purchases due to our failure to meet certain conditions in our agreements or otherwise. As a result, we may sell fewer lots and, in certain instances suspend any of our MPC developments. This would result in lower sales revenues, which could have an adverse effect on our financial position and results of operations.

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

The ability of the ultimate buyers of condominiums to finance their purchases is generally dependent on their personal savings and availability of third-party financing. Consequently, the demand for condominiums will be adversely affected by increases in interest rates (which generally rose during 2018), unavailability of mortgage financing, increasing housing costs and unemployment levels. Levels of income and savings, including retirement savings, available to condominium purchasers can be affected by declines in the capital markets. Any significant increase in the mortgage interest rates or decrease in available credit could reduce consumer demand for housing, and result in fewer condominium sales, which may have an adverse effect on our business, financial condition and results of operations.

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

Downturn in tenants’ businesses may reduce our revenues and cash flows.

An office or retail tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

Seaport District Operational Risk

The Seaport District’s operational results are volatile. The increased volatility is largely the result of: (i) seasonality; (ii) potential sponsorship revenue; (iii) potential event revenue; and (iv) business operating risks from various startup businesses.  We will own and operate several of the startup businesses in the Seaport District. As a result, the revenues and expenses of these businesses will directly impact the net operating income of The Seaport District, which could have an adverse effect on our financial position and results of operations. This is in contrast to our other retail properties where we generally receive lease payments from unaffiliated tenants and are not necessarily impacted by the operating performance of their underlying businesses.

We may be unable to renew leases or re-lease available space.

We cannot provide any assurance that existing leases will be renewed, available space will be re-leased or that our rental rates will be equal to or above the current rental rates. If the average rental rates for our properties decrease, existing tenants do not renew their leases, or available space is not re-leased, our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations at the affected properties could be adversely affected.

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

From time to time, our hotels will have a need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment. Managers or franchisors of our hotels also require periodic capital improvements pursuant to management agreements we enter into with them or as a condition of maintaining franchise licenses. Generally, we are responsible for the cost of these capital improvements. As part of our long-term growth strategy, we may also develop hotel properties, timeshare units or other alternate uses of portions of our existing properties, including the development of retail, office or apartments, including through joint ventures. Such renovation and development involves substantial risks, including, but not limited to:

•	construction cost overruns and delays;

•	the disruption of operations and displacement of revenue at operating hotels, including revenue lost while rooms, restaurants or meeting space under renovation are out of service;

•	the cost of funding renovations or developments and inability to obtain financing on attractive terms;

•	the return on our investment in these capital improvements or developments failing to meet expectations;

•	governmental restrictions on the nature or size of a project or the inability to obtain all necessary zoning, land use, building, occupancy and construction permits; and

•	disputes with franchisors or property managers regarding compliance with relevant franchise agreements or management agreements.

The occurrence of any of the aforementioned risks or any others not currently known to us could negatively impact certain hotel properties and result in a material adverse effect on our financial condition and results of operations.

The concentration of our properties in certain states may make our revenues and the value of our assets vulnerable to adverse changes in local economic conditions.

Many of the properties we own are located in the same or a limited number of geographic regions, including Texas, Hawai‘i, Las Vegas, New York and Maryland. Our operations at the properties in these states are generally subject to significant fluctuations by various factors that are beyond our control such as the regional and local economy, which may be negatively impacted by material relocation by residents, industry slowdowns, plant closings, increased unemployment, lack of availability of consumer credit, levels of consumer debt, housing market conditions, adverse weather conditions, natural disasters and other factors, as well as the local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, hotel rooms and the availability and creditworthiness of current and prospective tenants.

In addition, some of our properties are subject to various other factors specific to those geographic areas. For example, tourism is a major component of both the local economies in Hawai‘i and Nevada. Ward Village, which is located in Honolulu, Hawai‘i, and Summerlin, which is located in Las Vegas, Nevada, may be impacted by the local and global tourism industry. These properties are susceptible to any factors that affect travel and tourism related to Hawai‘i and Las Vegas, including cost and availability of air services and the impact of any events that disrupt air travel to and from these regions. Moreover, these properties may be affected by risks such as acts of terrorism and natural disasters, including major fires, floods and earthquakes, as well as severe or inclement weather, which could also decrease tourism activity in Las Vegas or Hawai‘i.

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

The Woodlands, The Woodlands Hills and Bridgeland in the Houston, Texas region depend significantly on the energy sector. Our success depends to a large extent upon the business activity, population, income levels, employment trends and real estate activity in and around Houston, Texas. In the event that oil prices fall and remain depressed for a sustained period, demand may decrease for housing and commercial space in The Woodlands, Bridgeland and The Woodlands Hills and hotel rooms at our hospitality properties in The Woodlands.

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

Adverse outcomes of disputes or litigation could negatively impact our business, results of operations and financial condition, particularly if we have not limited the extent of the damages to which we may be liable, or if our liabilities exceed the amounts of the insurance that we carry. Moreover, our tenants and condominium owners may seek to hold us accountable for the actions of contractors because of our role even if we have technically disclaimed liability as a legal matter, in which case we may determine it necessary to participate in a financial settlement for purposes of preserving the tenant or customer relationship or to protect our corporate brand. Acting as a principal may also mean that we pay a contractor before we have been reimbursed by our tenants or have received the entire purchase price of a condominium unit from the purchaser. This exposes us to additional risks of collection in the event of a bankruptcy, insolvency or a condominium purchaser default. The reverse can occur as well, where a contractor we have paid files for bankruptcy protection or commits fraud with the funds before completing a project which we have funded in part or in full. For example, in 2018 we recognized a $13.4 million charge for window repair at the Waiea condominium tower in Ward Village.

Our indebtedness could adversely affect our business, prospects, financial condition or results of operations and prevent us from fulfilling our obligations under our Senior Notes and the Loans.

We have a significant amount of indebtedness. As of December 31, 2018, our total consolidated debt was approximately $3.2 billion (excluding an undrawn balance of $115.0 million under our revolving facilities) of which $1.2 billion was recourse to the Company. In addition, we have $160.5 million of recourse guarantees associated with undrawn construction financing commitments as of December 31, 2018. As of December 31, 2018, our proportionate share of the debt of our non-consolidated joint ventures (“Real Estate and Other Affiliates”) was $96.2 million based upon our economic ownership. All of the debt of our Real Estate and Other Affiliates is non-recourse to us.

Subject to the limits contained in the indenture governing the $1,000,000,000 5.375% senior notes due 2025 (the “Senior Notes”), the limits contained in the Loan Agreements which mature on September 18, 2023 and any limits under our other debt agreements, we may need to incur substantial additional indebtedness from time to time, including project indebtedness for developments by our subsidiaries. If we incur additional indebtedness, the risks related to our level of indebtedness could intensify. Specifically, an increased level of indebtedness could have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Senior Notes and Loan Agreements;

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

The Loan Agreements governing our $615,000,000 Term Loan and $85,000,000 Revolver Loan contain restrictions which may limit our ability to operate our business.

The Loan Agreements governing our Term Loan and Revolver loan contain representations and covenants which are customary for a loan agreement of this type, including financial covenants related to maintenance of interest coverage ratios and loan-to-value ratios with respect to the certain mortgaged properties, taken as a whole. The Loan Agreements also contain customary events of default, certain of which are subject to cure periods. These restrictions limit the ability of certain of our subsidiaries to, among other things:

•	incur further indebtedness

•	distribute cash generated from borrowers if financial coverage ratios or other covenants are not met

•	enter into or amend lease or other agreements or transactions without lender consent

•	substitute collateral due to product and geographic concentrations

The restrictions under the Loan Agreements could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.

We may be required to take action to reduce our debt or act in a manner inconsistent with our business objectives and strategies to meet such ratios and satisfy the covenants in our Loan Agreements. Events beyond our control, including changes in economic and business conditions in the markets in which we operate, may affect our ability to do so. We may not be able to meet the ratios or satisfy the covenants in our Loan Agreements, and we cannot assure you that our lenders will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios, under our Loan Agreements would likely result in a default under such debt agreements, which may accelerate the principal and interest payments of the debt and, if such debt is secured, result in the foreclosure on certain of our assets that secure such debt. A breach of any of the covenants in, or our inability to maintain the required financial ratios, under our Loan Agreements also would prevent us from borrowing additional money under such agreements that include revolving credit facilities. A default under any of our Loan Agreements could, in turn, result in defaults under other obligations and result in other creditors accelerating the payment of other obligations and foreclosing on assets securing such obligations, if any.

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

Our business objective includes the development and redevelopment of our properties, particularly those in our Strategic Developments segment, which we may be unable to do if we do not have, cannot obtain or cannot generate sufficient capital from MPC sales or operations, debt capital from lenders or the capital markets, or government incentives, such as tax increment financing, to proceed with planned development, redevelopment or expansion activities. We may be unable to obtain an anchor store, mortgage lender and property partner approvals that are required for any such development, redevelopment or expansion. We may abandon redevelopment or expansion activities already underway that we are unable to complete due to the inability to secure additional capital to finance such activities. This may result in charge-offs of costs previously capitalized. In addition, if redevelopment, expansion or reinvestment projects are unsuccessful, the investment in such projects may not be recoverable, in full or in part, from future operations or sale resulting in impairment charges.

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

The nature and extent of the competition we face depends on the type of property. With respect to our MPCs, we compete with other landholders and residential and commercial property developers in the development of properties within the Las Vegas, Nevada; Houston, Texas; and Baltimore, Maryland/Washington, D.C. markets. A number of residential and commercial developers, some with greater financial and other resources, compete with us in seeking resources for development and prospective purchasers and tenants. Competition from other real estate developers may adversely affect our ability to attract purchasers and sell residential and commercial real estate, sell undeveloped rural land, attract and retain experienced real estate development personnel, or obtain construction materials and labor. These competitive conditions can make it difficult to sell land at desirable prices and can adversely affect our results of operations and financial condition.

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

Certain provisions of the Internal Revenue Code could limit our ability to fully utilize certain tax assets if we were to experience a “change of control.” If such an event were to occur, the cash flow benefits we might otherwise have received would be eliminated. For example, we currently have approximately $170.7 million of federal net operating loss carryforwards, $25.0 million of which are subject to the separate return year limitation rules.

The effect of comprehensive United States tax reform legislation on the Company and its affiliates, whether adverse or favorable, is uncertain.

Changes to United States federal income tax rules and regulations could have material United States federal income tax consequences for the Company or an investment in the Company. On December 22, 2017, President Trump signed into law H.R. 1, known as the “Tax Cuts and Jobs Act” (the “Tax Act”) that significantly changes the United States federal income tax system. Among a number of significant changes to the current United States federal income tax rules, the Tax Act reduces the marginal United States corporate income tax rate from 35% to 21%, eliminates the corporate alternative minimum tax, limits the deduction for net business interest expense and compensation expense above $1.0 million, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the United States federal income tax base. The effect of the Tax Act on us, whether adverse or favorable, is uncertain, and may not become evident for some period of time. We will continue to work with our tax advisors to determine the impact that the Tax Act as a whole will have on us.

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

A number of our properties are located in areas which are subject to natural or other disasters, including hurricanes, floods, earthquakes and oil spills. We cannot predict the extent of damage that may result from such adverse weather events, which depend on a variety of factors beyond our control. Some of our properties, including Houston-area MPCs, Ward Village, the Seaport District and the Outlet Collection at Riverwalk are located in coastal regions, and could be affected by increases in sea levels, the frequency or severity of hurricanes and tropical storms, or environmental disasters, whether such events are caused by global climate changes or other factors. Additionally, adverse weather events can cause widespread property damage and significantly depress the local economies in which the Company operates and have an adverse impact on the Company’s business, financial condition and operations.

Climate change may adversely affect our business.

As a result of climate change, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage or a decrease in demand for our properties located in the areas affected by these conditions. Should the impact of climate change be material in nature or occur for lengthy periods of time, our financial condition or results of operations would be adversely affected.

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

A breach of the Company’s privacy or information security systems, or those of our vendors or other third parties, could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

The protection of tenant, business partner, employee and company data is critically important to us. In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our tenants and business partners and personally identifiable information of our employees on our networks. The collection and use of personally identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.

The security measures that we and our vendors put in place cannot provide absolute security, and the information technology infrastructure we and our vendors use may be vulnerable to criminal cyber-attacks or data security incidents, including, ransom of data, such as, without limitation, tenant, business partner and/or employee information, due to employee error, malfeasance or other vulnerabilities. Any such incident could compromise our networks or our vendors’ networks (or the networks or systems of third parties that facilitate our business activities or our vendors’ business activities), and the information we or our vendors store could be accessed, misused, publicly disclosed, corrupted, lost or stolen, resulting in fraud, including wire fraud related to our assets, or other harm. Moreover, if a data security incident or breach affects our systems or our vendors’ systems, whether through a breach of our systems or a breach of the systems of third parties, or results in the unauthorized release of personally identifiable information, our reputation and brand could be materially damaged and we may be exposed to a risk of loss or litigation and possible liability, including, without limitation, loss related to the fact that agreements with our vendors, or our vendors’ financial condition, may not allow us to recover all costs related to a cyber-breach for which they alone are responsible for or which we are jointly responsible for, which could result in a material adverse effect on our business, results of operations and financial condition.

Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies, such as ransomware, and the increased sophistication and activities of perpetrators of cyber-attacks. In light of the increased risks, we have dedicated substantial additional resources of expense, labor and time to strengthening the security of our computer systems. In the future, we may expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Despite these steps, there can be no assurance that we will not suffer a significant data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on our systems or that any such incident will be discovered in a timely manner. Any failure in or breach of our information security systems, those of third party service providers or a breach of other third party systems that ultimately impacts our operational or information security systems as a result of cyber-attacks or information security breaches could result in a wide range of potentially serious harm to our business and results of operations. Further, the techniques used by criminals to obtain unauthorized access to sensitive data, such as phishing and other forms of human engineering, are increasing in sophistication and are often novel or change frequently; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures.

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

Certain of our directors have and may in the future have interests in other real estate business activities, and may have control or influence over these activities or may serve as investment advisors, directors or officers. These interests and activities, and any duties to third parties arising from such interests and activities, could divert the attention of such directors from our operations. Additionally, certain of our directors are engaged in investment and other activities in which they may learn of real estate and other related opportunities in their non-director capacities. Our Code of Business Conduct and Ethics applicable to our directors expressly provides, as permitted by Section 122(17) of the Delaware General Corporation Law (the “DGCL”), that our non-

employee directors are not obligated to limit their interests or activities in their non-director capacities or to notify us of any opportunities that may arise in connection therewith, even if the opportunities are complementary to, or in competition with, our businesses. Accordingly, we have no expectation that we will be able to learn of or participate in such opportunities. If any potential business opportunity is expressly presented to a director exclusively in his or her director capacity, the director will not be permitted to pursue the opportunity, directly or indirectly through a controlled affiliate in which the director has an ownership interest, without the approval of the independent members of our board of directors.

Risks Related to Our Common Stock

Our stock price may continue to be volatile.

The trading price of our common stock is likely to continue to be volatile due to the stock market’s routine periods of large or extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies, including ours. Factors that affect our trading price include the following:

•	results of operations that vary from the expectations of securities analysts and investors, including our ability to finance and achieve operational success at the Seaport District project;

•	results of operations that vary from those of our competitors;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally, particularly those in the real estate industry;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of new significant real-estate developments, acquisitions, joint ventures, other strategic relationships, or capital commitments;

•	changes in general economic or market conditions, including increases in interest rates, or trends in our industry or markets;

•	changes in business or regulatory conditions;

•	future sales of our common stock or other securities;

•	investor perceptions or the investment opportunity associated with our common stock relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission;

•	announcements relating to litigation;

•	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our stock;

•	changes in accounting principles, particularly those related to the revenue recognition standard which we adopted on January 1, 2018;

•	events or factors resulting from natural disasters, such as the impact of Hurricane Harvey in the Houston, Texas area; and

•	other events or factors, including those resulting from war, acts of terrorism, or responses to these events.

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

In addition, we are a Delaware corporation, and Section 203 of the DGCL applies to us. In general, Section 203 prevents an "interested stockholder" from engaging in certain "business combinations" with us for three years following the date that person becomes an interested stockholder subject to certain exceptions. The statute generally defines "interested stockholder" as any person that is the owner of 15% or more of the outstanding voting stock or is our affiliate or associate and was the owner of 15% or more of outstanding voting stock at any time within the three-year period immediately before the date of determination.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES

Our headquarters are located in Dallas, Texas. We also maintain offices at certain of our properties nationwide, including The Woodlands, Texas; Honolulu, Hawai‘i; New York, New York; Columbia, Maryland; and Las Vegas, Nevada, which serve operations across all segments. We believe our present facilities are sufficient to support our operations.

Operating Assets

In our Operating Assets segment, we own a variety of asset types including retail, office, multi-family, hospitality and other assets and investments. Our portfolio includes approximately 7.3 million square feet of retail and office, 2,351 wholly and partially-owned multi-family units, 975 combined keys at wholly and partially-owned hospitality properties, and other properties and investments. In addition to several other locations, our assets are primarily located in and around The Woodlands, Texas; Columbia, Maryland; New York, New York; Las Vegas, Nevada; and Honolulu, Hawai‘i.

The following table summarizes certain metrics of the retail properties (does not include any retail square feet within our multi-family or office assets) within our Operating Assets segment as of December 31, 2018:

Retail Properties	Location	Rentable Sq.Ft./Units		% Leased	Annualized Base Rent (In thousands) (a)	Annualized Base Rent Per Square Foot (a)	Year Built / Acquired / Last Renovated
The Woodlands
Creekside Village Green	The Woodlands, TX	74,670		90.0%	$1,975	$30.17	2015
Hughes Landing Retail	The Woodlands, TX	126,131		100.0	3,942	31.25	2015
1701 Lake Robbins	The Woodlands, TX	12,376		100.0	506	40.85	2014
Lake Woodlands Crossing	The Woodlands, TX	60,262		85.0	1,100	25.44	2018
20/25 Waterway Avenue	The Woodlands, TX	50,062		100.0	1,482	29.60	2007 / 2009
Waterway Garage Retail	The Woodlands, TX	21,513		99.8	623	29.02	2011
2000 Woodlands Parkway	The Woodlands, TX	7,900		100.0	225	28.50	1996
		352,914
Bridgeland
Lakeland Village Center at Bridgeland	Cypress, TX	83,497		83.3	1,431	26.50	2016

Columbia
Columbia Regional Building	Columbia, MD	89,199		100.0	2,496	27.99	2014

Seaport District
Seaport District NYC - Historic Area/Uplands	New York, NY	183,583	(b)	75.9	9,985	76.66	2016
Seaport District NYC - Pier 17	New York, NY	212,548	(b)	44.5	2,977	70.86	2018
		396,131
Summerlin
Downtown Summerlin	Las Vegas, NV	838,271	(c)	91.3	22,508	30.17	2014

Ward Village
Ward Village Retail - Pending Redevelopment	Honolulu, HI	583,409		91.8	12,851	26.77	2002
Ward Village - New or Renovated	Honolulu, HI	422,107		98.0	15,641	39.03	2012 - 2018
		1,005,516
Other
Outlet Collection at Riverwalk	New Orleans, LA	267,934	(d)	99.3	7,789	29.99	2014

Total		3,033,462

(a)
Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property for December 31, 2018 multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2018 divided by the average occupied square feet.

(b)
A significant portion of the project is on a ground lease where we are the ground lessee. The existing square feet in service as of December 31, 2018 are referenced above. Upon completion of the Seaport District NYC - Tin Building reconstruction and redevelopment, the Seaport District (inclusive of Historic Area/Uplands, Pier 17 and Tin Building) will be approximately 449,527 square feet, as further discussed in Strategic Developments.

(c)	Excludes 381,767 square feet of anchors, 206,279 square feet for ONE Summerlin, 144,615 square feet for TWO Summerlin and 36,914 square feet of additional office space above our retail space.

(d)	The entire property is subject to a ground lease where we are the ground lessee.

The following table summarizes certain metrics of our office assets within our Operating Assets segment as of December 31, 2018:

Office Assets	Location	Rentable Sq.Ft./Units	% Leased	Annualized Base Rent (In thousands) (a)	Annualized Base Rent Per Square Foot (a)	Effective Annual Rent (In thousands) (b)	Effective Annual Rent per Square Foot (b)	Year Built / Acquired / Last Renovated
The Woodlands
One Hughes Landing	The Woodlands, TX	197,719	97.6%	$5,683	$29.45	$8,467	$43.87	2013
Two Hughes Landing	The Woodlands, TX	197,714	95.5	5,585	29.58	8,306	44.00	2014
Three Hughes Landing	The Woodlands, TX	320,815	76.3	5,828	26.96	8,136	37.64	2016
1725 Hughes Landing Boulevard	The Woodlands, TX	331,754	78.4	5,802	22.30	8,186	31.47	2015
1735 Hughes Landing Boulevard	The Woodlands, TX	318,170	100.0	7,429	23.35	10,795	33.93	2015
2201 Lake Woodlands Drive (c)	The Woodlands, TX	24,119	100.0	410	17.00	NM	NM	1994
Lakefront North	The Woodlands, TX	262,812	73.6	1,053	9.92	1,133	10.66	2018
9303 New Trails	The Woodlands, TX	97,967	70.1	1,387	20.19	2,155	31.38	2008
3831 Technology Forest Drive	The Woodlands, TX	95,078	100.0	2,206	23.20	3,150	33.13	2014
3 Waterway Square	The Woodlands, TX	234,659	100.0	6,401	27.28	8,613	36.71	2013
4 Waterway Square	The Woodlands, TX	218,551	100.0	6,407	29.32	8,735	39.97	2010
1400 Woodloch Forest	The Woodlands, TX	95,667	91.1	2,478	28.43	2,514	28.85	1981
		2,395,025
Columbia
10-70 Columbia Corporate Center	Columbia, MD	889,470	95.0	22,028	26.28	22,242	26.54	2012 / 2014
Columbia Office Properties (d)	Columbia, MD	62,038	100.0	1,845	29.74	1,954	31.49	1969 / 1972
One Mall North	Columbia, MD	98,607	92.0	2,737	30.16	2,766	30.48	2016
One Merriweather	Columbia, MD	206,588	91.0	5,814	33.04	5,839	33.18	2017
Two Merriweather	Columbia, MD	124,635	73.9	2,571	35.45	2,571	35.45	2017
		1,381,338
Summerlin
Aristocrat (e)	Las Vegas, NV	181,534	100.0	—	—	—	—	2018
ONE Summerlin	Las Vegas, NV	206,279	100.0	7,512	36.56	7,512	36.56	2015
TWO Summerlin	Las Vegas, NV	144,615	89.3	1,835	37.02	1,835	37.02	2018
		532,428
Total		4,308,791

(a)
Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property for December 31, 2018 multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2018 divided by the average occupied square feet.

(b)
Effective Annual Rent includes base minimum rent and common area maintenance recovery revenue. Effective Annual Rent Per Square Foot is the Effective Annual Rent divided by the average occupied square feet.

(c)
2201 Lake Woodlands Drive previously served as temporary space for tenants relocating to permanent space and was 100.0% leased in April 2018 with abated rent through September 2018. Therefore, the Effective Annual Rent per Square Foot data is not meaningful.

(d)	Excludes the Ridgely Building which was moved to Strategic Developments in the fourth quarter of 2017.

(e)	Aristocrat is a build-to-suit project entirely leased by a single tenant. Therefore, the Annualized Base Rent and Effective Annual Rent details have been excluded for competitive reasons.

The following tables summarize certain metrics of our multi-family, hospitality and other Operating Assets as of December 31, 2018:

Multi-family Assets	Location	Economic Ownership %	# Units	Retail Square Feet	% Leased	Average Monthly Rate	Average Monthly Rate Per Square Foot	Year Built / Acquired / Last Renovated
The Woodlands
Creekside Park Apartments	The Woodlands, TX	100.0%	292	—	51.0%	$1,214	$1.24	2018
Millennium Six Pines Apartments	The Woodlands, TX	100.0	314	—	95.2	1,646	1.71	2014
Millennium Waterway Apartments	The Woodlands, TX	100.0	393	—	95.4	1,328	1.48	2010
One Lakes Edge	The Woodlands, TX	100.0	390	23,280	95.4	1,893	1.92	2015

Columbia
The Metropolitan Downtown Columbia	Columbia, MD	50.0	380	13,591	95.0	1,863	1.97	2015
m.flats/TEN.M	Columbia, MD	50.0	437	28,026	77.8	1,416	1.60	2018

Summerlin
Constellation	Las Vegas, NV	100.0	124	—	96.8	2,344	2.10	2016

Seaport District
85 South Street	New York, NY	100.0	21	13,000	100.0	3,833	2.00	2014
			2,351	77,897

Hospitality Assets	Location	Economic Ownership %	# Keys	2018 Average Daily Rate	2018 Revenue Per Available Room	Year Built / Acquired / Last Renovated
The Woodlands
Embassy Suites at Hughes Landing	The Woodlands, TX	100.0%	205	$202.67	$164.99	2015
The Westin at The Woodlands	The Woodlands, TX	100.0	302	216.58	158.28	2016
The Woodlands Resort & Conference Center	The Woodlands, TX	100.0	402	215.22	112.94	2014	(a)
Seaport District
Mr. C Seaport	New York, NY	35.0	66	368.90	147.65	2018

(a)	The Woodlands Resort & Conference Center was built in 1974, expanded in 2002, and renovated in 2014.

Other Assets	Location	Economic Ownership %	Asset Type	Square Feet / Acres / Units	% Leased	Year Built / Acquired / Last Renovated
The Woodlands
The Woodlands Parking Garages	The Woodlands, TX	100%	Garage	2,982	N/A	2008/2009	(a)
Woodlands Sarofim #1	The Woodlands, TX	20	Industrial	129,760	73.3%	late 1980s
Stewart Title of Montgomery County, TX	The Woodlands, TX	50	Title Company	—	N/A	—
HHC 242 Self-Storage	The Woodlands, TX	100	Storage	654	66.2	2017
HHC 2978 Self-Storage	The Woodlands, TX	100	Storage	754	60.2	2017
Woodlands Ground Leases	The Woodlands, TX	100	Ground lease	N/A	N/A	2011

Summerlin
Summerlin Hospital Medical Center	Las Vegas, NV	5	Hospital	—	N/A	1997
Las Vegas Aviators	Las Vegas, NV	100	Minor League Baseball Team	—	N/A	2017
Hockey Ground Lease	Las Vegas, NV	100	Ground lease	N/A	N/A	2017

Ward Village
Kewalo Basin Harbor	Honolulu, HI	Ground Lease	Marina	55 acres	N/A	—

(a)	The Woodlands Parking Garages consists of two garages: Woodloch Forest Garage, built in 2008, and Waterway Square Garage, built in 2009.

The following table summarizes our Operating Assets segment lease expirations:

Year	Number of Expiring Leases		Total Square Feet Expiring	Total Annualized Base Rent Expiring	% of Total Annual Gross Rent Expiring
2019	225	(a)	556,539	$13,829,633	6.9%
2020	162		475,120	12,533,105	6.3
2021	104		511,137	13,350,760	6.7
2022	114		588,101	19,129,318	9.6
2023	113		668,177	22,785,558	11.4
2024	94		654,289	18,839,162	9.4
2025	152		854,096	29,772,753	14.9
2026	37		221,099	6,513,203	3.3
2027	47		622,184	17,776,541	8.9
2028	50		474,736	16,643,301	8.3
2029+	79		1,096,390	29,102,834	14.5
Total	1,177		6,721,868	$200,276,168	100.0%

(a)	Includes 101 specialty leases totaling 73,790 square feet which expire in less than 365 days.

Master Planned Communities

Our MPCs are located in and around Houston, Texas; Las Vegas, Nevada; and Columbia, Maryland. The following table summarizes our MPCs, all of which are wholly-owned, as of December 31, 2018:

								Remaining	Projected		Average	Undiscounted/
		Total				Average Price Per Acre		Saleable	Community		Cash	Uninflated Value
		Gross	Approx. No.	Remaining Saleable Acres		($ in thousands) (b)		Residential	Sell-Out Date		Margin (d)	($ in millions) (e)
Community	Location	Acres (a)	Residents	Residential	Commercial	Residential	Commercial	Lots (c)	Residential	Commercial	Residential	Residential	Commercial
Bridgeland	Cypress, TX	11,470	10,100	2,299	1,533	$410	$539	13,874	2034	2045	82%	$773	$826
Columbia	Columbia, MD	16,450	112,000	—	96	N/A	580	—	N/A	2023	N/A	—	56
Summerlin	Las Vegas, NV	22,500	110,000	3,311	831	565	1,091	37,876 (f)	2039	2039	74	1,384	907
The Woodlands	Houston, TX	28,505	117,100	157	753	652	1,027	515	2023	2027	99	101	773
The Woodlands Hills	Conroe, TX	2,055	36	1,392	171	318	515	4,800	2029	2027	88	390	88
Total		80,980	349,236	7,159	3,384			57,065				$2,648	$2,650

(a)
Encompasses all of the land located within the borders of the master planned community, including parcels already sold, saleable parcels and non-saleable areas such as roads, parks and recreation areas, conservation areas and parcels acquired during the year.

(b)	Average Price Per Acre is the weighted average land value per acre estimated in the Company's 2019 land models.

(c)
Remaining Saleable Residential Lots are estimates and include only lots that are intended for sale or joint venture. The mix of intended use on our remaining saleable and developable acres is primarily based on assumptions regarding entitlements and zoning of the remaining project and are likely to change over time as the master plan is refined.

(d)
Average Cash Margin represents the total projected cash profit (total projected cash sales minus remaining projected cash development expenditures excluding land costs), divided by total projected cash sales. It is calculated based on future revenues and future projected non-reimbursable development costs, capitalized overhead, capitalized taxes and capitalized interest.

(e)	Undiscounted / Uninflated Value represents Remaining Saleable Acres, multiplied by Average Price Per Acre, multiplied by Average Cash Margin.

(f)	Amount represents remaining entitlements and not necessarily the number of lots that may ultimately be developed and sold.

The Summit

Within our Summerlin MPC, an exclusive luxury community named The Summit is being developed and managed through a joint venture with Discovery Land Company (“Discovery”), a leading developer of luxury communities and private clubs. The 555-acre community is expected to consist of approximately 262 homes, an 18-hole Tom Fazio designed golf course and other amenities for residents. See further discussion in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Strategic Developments

We continue to plan, develop and hold or seek development rights for unique properties primarily in New York, New York; Honolulu, Hawai‘i; The Woodlands, Texas; Allen, Texas; Alexandria, Virginia; Columbia, Maryland; West Windsor, New Jersey; and Las Vegas, Nevada. We continue to execute our strategic plans for developing several of these assets with construction either actively underway or pending. Once stabilized, Strategic Developments are transferred into our Operating Assets segment and increase recurring cash flow.

The majority of our Total Estimated Costs of projects currently under construction relate to our projects in Honolulu at Ward Village, in New York at the Seaport District and in Chicago at 110 North Wacker. Ward Village is a globally recognized urban master planned condominium community offering integration with local culture, access to parks and public amenities, unique retail experiences, exceptional residences and desirable workforce housing. The Seaport District, located on the East River in Lower Manhattan, encompasses several city blocks (inclusive of Historic Area/Uplands, Pier 17 and Tin Building) and will total 449,527 square feet of innovative culinary, fashion, entertainment and cultural experiences. Highlights include the renovated Seaport District NYC - Pier 17, with a 1.5-acre rooftop that has a restaurant, outdoor bars and venue for special events, which opened throughout 2018. Additionally, 53,396 square feet related to the Seaport District NYC - Tin Building is being redeveloped. 110 North Wacker is a 1.5 million square foot Class-A office building located between Wacker Drive and the Chicago River. The tower will feature an abundance of first-class modern amenities, including retail and dining options, a conference center, a fitness facility and state-of-the-art building systems.

The following table summarizes our Strategic Developments projects as of December 31, 2018:

($ in thousands)	Location	Size / GLA	Size (Acres)		Total Estimated Cost	Construction Start	Estimated Completion		Estimated Stabilization Date
Strategic Developments Under Construction
Bridgeland
Lakeside Row	Cypress, TX	312 units	15		$48,412	Q2 2018	Q4 2019		2021

The Woodlands
Creekside Park West	The Woodlands, TX	72,624	12		22,625	Q4 2018	Q4 2019		2022
100 Fellowship Drive	The Woodlands, TX	203,000	14		63,278	Q2 2017	Q2 2019		Q3 2019
Hughes Landing Daycare	The Woodlands, TX	10,000	1		3,206	Q3 2018	Q1 2019		Q4 2019
Two Lakes Edge	The Woodlands, TX	386 units	3		107,706	Q2 2018	Q2 2020		2024

Chicago
110 North Wacker	Chicago, IL	1,500,000	1		712,962	Q1 2018	Q3 2020		2023

Columbia
6100 Merriweather and Garage	Columbia, MD	320,811	4		138,221	Q2 2018	Q3 2019		2023
Columbia Multi-family	Columbia, MD	382 units / 56,755 retail	3		116,386	Q2 2018	Q4 2019		2023

Ward Village
‘A‘ali‘i	Honolulu, HI	751 units / 11,336 retail	2		411,777	Q4 2018	2021		N/A
Ae‘o	Honolulu, HI	465 units / 68,300 retail	3		428,508	Q1 2016	Opened	(c)	N/A
Anaha	Honolulu, HI	317 units / 16,100 retail	2		401,314	Q4 2014	Opened	(b)	N/A
Ke Kilohana	Honolulu, HI	423 units / 21,900 retail	1		218,898	Q3 2016	Q2 2019		N/A
Waiea	Honolulu, HI	174 units / 8,200 retail	2		452,041	Q2 2014	Opened	(b)	N/A

Seaport District
Seaport District NYC - Tin Building	New York, NY	53,396 retail	1		159,982	Q4 2017	Q4 2020		2022

Summerlin
Summerlin Ballpark	Las Vegas, NV	—	7		122,452	Q1 2018	Q2 2019		Q3 2019
Tanager Apartments	Las Vegas, NV	267 units	9		59,276	Q1 2018	Q3 2019		2020

Future Strategic Developments Rights or Pending Construction

Columbia
American City Building	Columbia, MD	—	1
Ridgely Building	Columbia, MD	—	1
Sterrett Place	Columbia, MD	—	1

Seaport District
250 Water Street	New York, NY	—	1

Summerlin
80% Interest in Fashion Show Air Rights	Las Vegas, NV	—	—

Other
Bridges at Mint Hill	Charlotte, NC	—	210
Circle T Ranch and Power Center (a)	Dallas / Ft. Worth, TX	—	198
Cottonwood Mall	Holladay, UT	—	54
The Elk Grove Collection	Elk Grove, CA	—	64
Landmark Mall	Alexandria, VA	—	33
Monarch City	Allen, TX	—	238
Maui Ranch Land	Maui, HI	—	20
West Windsor	West Windsor, NJ	—	658

Commercial Land

The Woodlands
The Woodlands Commercial Land	The Woodlands, TX	—	4	(d)

Columbia
Merriweather District Land	Columbia, MD	—	23	(e)

Ward
Ward Commercial Land	Honolulu, HI	—	15	(f)

(a)	These are non-consolidated joint venture partnerships.

(b)	Waiea and Anaha opened and residents began occupying units in November 2016 and October 2017, respectively. All retail has been placed in service.

(c)	Ae‘o opened and residents began occupying units in December 2018. All retail have not been leased but building placed in service.

(d)	Represents land transferred to the Strategic Developments segment in 2015 for future development at The Woodlands.

(e)
Represents land transferred to the Strategic Developments segment in 2015 for future development in the Merriweather District in Columbia, Maryland, excluding acreage relating to One and Two Merriweather now in service in our Operating Assets Segment and 6100 Merriweather and Columbia Multi-family (see above).

(f)	Represents land transferred to the Strategic Developments segment for future development at Ward Village, excluding acreage related to ‘A‘ali‘i, Ae‘o, Anaha, Ke Kilohana and Waiea.

ITEM 3.   LEGAL PROCEEDINGS

We, as part of our normal business activities, are a party to a number of legal proceedings. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. We disclose material pending legal proceedings pursuant to Securities and Exchange Commission rules and other pending matters as we may determine to be appropriate. As of December 31, 2018, management believes that any monetary liability or financial impact of claims or potential claims to which we might be subject after final adjudication of any legal procedures would not be material to our financial position, results of operations or cash flows. See Note 10 - Commitments and Contingencies for further discussion.

ITEM 4.   MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “HHC”. No dividends have been declared or paid in 2018 or 2017. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, restrictions under debt agreements, financial condition and future prospects and other factors the board of directors may deem relevant.

Number of Holders of Record

As of February 19, 2019, there were 1,698 stockholders of record of our common stock.

Performance Graph

The following performance graph compares the yearly dollar change in the cumulative total shareholder return on our common stock with the cumulative total returns of the NYSE Composite Index, the Morningstar Real Estate – General Index and the MSCI US REIT Index. The graph was prepared based on the assumption that dividends have been reinvested subsequent to the initial investment.

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial data for the years ended December 31, 2018, 2017 and 2016, and as of December 31, 2018 and 2017, has been derived from our audited Consolidated Financial Statements, which are included in this Annual Report as referenced in the index on page F-1.

The selected historical financial data for the years ended December 31, 2015 and 2014, and as of December 31, 2016, 2015 and 2014, has been derived from our audited Consolidated Financial Statements for those years which are not included in this Annual Report.

The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes thereto included in this Annual Report.

We adopted ASU 2014-09, Revenues from Contracts with Customers (Topic 606), on January 1, 2018. As discussed in the notes to our Consolidated Financial Statements, we adopted the new standard using the modified retrospective transition method, and prior period amounts presented have not been adjusted. The adoption of the new standard primarily impacted the recognition of condominium rights and unit sales revenues and cost of sales. Condominium rights and unit sales revenues were previously required to be recognized under the percentage of completion method. Under the new guidance, revenue and cost of sales for condominium units sold are not recognized until the construction is complete, the sale closes and the title to the property has transferred to the buyer.

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016	2015	2014
Operating Data:
Total revenues	$1,064,537	$1,100,120	$1,035,005	$797,088	$634,565
Operating expenses	(830,226)	(803,981)	(728,647)	(581,156)	(441,356)
Depreciation and amortization	(126,565)	(132,252)	(95,864)	(98,997)	(55,958)
Other operating (loss) income, net (a)	(936)	54,615	116,268	1,829	29,471
Interest expense, net	(73,542)	(60,525)	(64,365)	(59,158)	(16,093)
Loss on redemption of senior notes due 2021	—	(46,410)	—	—	—
Warrant liability (loss) gain	—	(43,443)	(24,410)	58,320	(60,520)
Gain on acquisition of joint venture partner's interest	—	23,332	27,088	—	—
Increase in tax indemnity receivable	—	—	—	—	90
Loss on settlement of tax indemnity receivable	—	—	—	—	(74,095)
(Loss) gain on disposal of operating assets	(4)	3,868	(1,117)	29,073	—
Equity in earnings from Real Estate and Other Affiliates	39,954	25,498	56,818	3,721	23,336
(Provision) benefit for income taxes	(15,492)	45,801	(118,450)	(24,001)	(62,960)
Net income (loss)	57,726	166,623	202,326	126,719	(23,520)
Net (income) loss attributable to noncontrolling interests	(714)	1,781	(23)	—	(11)
Net income (loss) attributable to common stockholders	$57,012	$168,404	$202,303	$126,719	$(23,531)

Basic earnings (loss) per share:	$1.32	$4.07	$5.12	$3.21	$(0.60)

Diluted earnings (loss) per share:	$1.32	$3.91	$4.73	$1.60	$(0.60)

	Year Ended December 31,
(In thousands)	2018	2017	2016	2015	2014
Cash Flow Data:
Operating activities	$210,520	$165,567	$239,103	$(79,431)	$83,080
Investing activities	(841,771)	(315,604)	(33,958)	(568,988)	(767,386)
Financing activities	391,166	199,198	199,857	436,488	470,274

	As of December 31,
(In thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Investments in real estate - cost (b)	$6,265,574	$5,432,002	$5,056,216	$4,832,443	$4,170,242
Total assets	7,355,799	6,729,064	6,367,382	5,721,582	5,105,268
Total debt	3,181,213	2,857,945	2,690,747	2,443,962	1,978,807
Total equity	3,238,126	3,188,551	2,571,510	2,363,889	2,227,506

(a)
2017 includes the $32.2 million gain on the sale of 36 acres of land at The Elk Grove Collection and $20.2 million gain on sale of Kendall Town Center. 2016 includes the $140.5 million gain on the sale of 80 South Street and a $35.7 million impairment charge on Park West.

(b)	Amount represents Net investment in real estate excluding accumulated depreciation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes filed as a part of this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties, assumptions and other factors, including those described in Part I, “Item 1A. Risk Factors” and elsewhere in this Annual Report. These factors and others not currently known to us could cause our financial results in 2018 and subsequent fiscal years to differ materially from those expressed in, or implied by, those forward-looking statements. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

All references to numbered Notes are to specific Notes to our Consolidated Financial Statements included in this Annual Report and which descriptions are incorporated into the applicable response by reference. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes.

Overview

Please refer to “Item 1. Business” for a general description of each of the assets contained in our three business segments and “Item 2. Properties” for details regarding the size, location and key metrics about our various properties.

The following highlights significant milestones achieved during 2018 for the Company and each of our business segments. Each of these items is more fully described hereinafter (all items are pre-tax unless otherwise noted).

Throughout 2018, we demonstrated strong operating results driven by increases in earnings before tax in our Operating Assets and MPC segments of $24.0 million compared to 2017, offset by a decline in our Strategic Developments segment. The increase in the Operating Assets segment was primarily attributable to increased occupancy and continued stabilization at our office properties, as well as increased room rates and conference and food and beverage earnings at our hospitality assets. The increase in the MPC segment was primarily attributable to superpad sales at Summerlin and increased single-family lot sales at Bridgeland and The Woodlands Hills. MPC residential land sales for the year ended December 31, 2018 were the highest in the Company's history. The decrease in earnings before tax in our Strategic Developments segment was primarily due to a required change in accounting method as to how we recognize revenue on our condominium projects, as well as non-recurring gains on sales of $51.2 million recognized in 2017. These changes are explained in further detail below.

Capital and Financing Activities

In 2018, we were able to maintain our strong balance sheet, financial flexibility and liquidity to fund future growth. As of December 31, 2018, we have $499.7 million of cash and cash equivalents, and, based on extended maturity dates, we have approximately $93.4 million of debt payments due in 2019. On September 18, 2018, certain wholly-owned subsidiaries (the “Borrowers”) of the Company entered into a $700.0 million loan agreement (the “Loan Agreement”), which provides for a $615.0 million term loan (the “Term Loan”) and an $85.0 million revolver loan (the “Revolver Loan” and together with the Term Loan, the "Senior Secured Credit Facility" or the “Loans”), with Wells Fargo Bank, National Association, as administrative agent and a lender, as well as other lenders. The Term Loan proceeds were used to refinance approximately $608.7 million of existing debt, and the Revolver Loan remains undrawn. This refinancing transaction added meaningful duration to our debt maturity profile. Concurrent with the funding of the Term Loan, we entered into a swap agreement to fix 100% of the outstanding principal to a rate of 4.61%, significantly reducing our floating rate exposure.

Our liquidity was further enhanced during the year by obtaining approximately $907.1 million of new construction financings, obtaining $875.1 million in other financings and receiving reimbursements of $22.7 million from the first tranche of $38.5 million in tax increment financing ("TIF") bonds issued by Howard County, Maryland to offset our development costs.

On February 23, 2018, we repurchased 475,920 shares of our common stock, par value $0.01 per share, in a private transaction with an unaffiliated entity at a purchase price of $120.33 per share, or approximately $57,267,453 in the aggregate. The repurchase transaction was consummated on February 21, 2018 and was funded with cash on hand.

Operating Assets

In our Operating Assets segment, we increased net operating income (“NOI”), including our share of NOI from equity investments and excluding properties sold or in redevelopment, by $16.3 million, or 10.4%, to $173.3 million in 2018, compared to $157.0 million in 2017. This increase was driven by increases of $6.4 million, $4.4 million and $2.4 million in NOI at our office, multi-family and retail properties, respectively, all mainly as a result of continued stabilization at several assets in these categories, compounded by an increase in hospitality NOI of $5.5 million, mainly as a result of increased hotel room rates and conference and food and beverage revenue. These increases were partially offset by losses at our Seaport District properties associated with opening new businesses such as our concert series, winter attractions and restaurants. Excluding the Seaport District, NOI for the year ended December 31, 2018 would have increased $20.8 million, or approximately 13.1%, over the prior year period. Additionally, we purchased Lakefront North, a campus comprised of two buildings formerly occupied by CB&I and a 12.9 acre piece of land.

Master Planned Communities

In 2018, we increased our MPC segment earnings before tax to $203.0 million, an increase of 6.6% compared to prior year, mainly as a result of superpad sales at Summerlin and increased single-family lot sales at Bridgeland and The Woodlands Hills. In total during 2018, we sold 456.2 acres of residential land, an increase of 106.6 acres, or 30.5%, over 2017. This increase in residential land sales helped drive an increase in total revenue in our MPC segment of $9.9 million. In addition, we recognized our $36.3 million share of earnings from The Summit, which increased $13.1 million over the prior year due to increased sales in the community.

Strategic Developments

Our Strategic Developments segment experienced another strong year of execution with respect to both the sale of condominium units in Ward Village as well as development activities throughout the portfolio, with two new condominium towers under construction, three that have welcomed residents and three projects completed at The Woodlands and the Seaport District. We reported revenues of $357.7 million from condominium rights and unit sales at our residential condominium towers in Ward Village, compared to $464.3 million in 2017 and $485.6 million in 2016. A change in accounting methods discussed previously contributed to the 2018 decrease and makes the periods not comparable. As of December 31, 2018, we have closed on the sales of a total of 777 units to new residents. With the opening of Ae'o to new residents in December 2018 and the associated proceeds generated from the closings of those units, we repaid the $174.0 million outstanding balance on the project's construction loan.

Also within our Strategic Developments segment during 2018, we completed construction on: (i) Seaport District NYC - Pier 17, which includes approximately 213,000 square feet of experiential retail, studio and creative office space; (ii) Mr. C Seaport, our joint venture project for redevelopment of the 66-room Mr. C Seaport hotel which serves as an amenity in the Seaport District; and (iii) Creekside Apartments, a 292-unit apartment complex in The Woodlands. We commenced construction on nine projects including: (i) 110 North Wacker, a joint venture project for a 1.5 million square foot office building in Chicago, Illinois; (ii) Summerlin Ballpark, which will serve as the home of the Las Vegas Aviators, our Triple-A baseball team; (iii) Tanager Apartments, a 267-unit apartment complex in Downtown Summerlin; (iv) 6100 Merriweather and Garage, a 320,811 square foot office building in Columbia; (v) Columbia Multi-family, a 382-unit apartment building with approximately 57,000 square feet of retail, in Columbia; (vi) Hughes Landing Daycare, a build-to-suit project in The Woodlands; (vii) Lakeside Row, a 312-unit multi-family development in Bridgeland; and (viii) Two Lakes Edge, a 386-unit multi-family development with ground floor retail in The Woodlands; and (ix) Creekside Park West, a retail space in The Woodlands.

Earnings Before Taxes

In addition to the required presentations using accounting principles generally accepted in the United States ("GAAP"), we use certain non-GAAP performance measures, as we believe these measures improve the understanding of our operational results and make comparisons of operating results among peer companies more meaningful. Management continually evaluates the usefulness, relevance, limitations and calculation of our reported non-GAAP performance measures to determine how best to provide relevant information to the public, and thus such reported measures could change.

Because our three segments, Operating Assets, MPC and Strategic Developments, are managed separately, we use different operating measures to assess operating results and allocate resources among these three segments. The one common operating measure used to assess operating results for our business segments is EBT. EBT, as it relates to each business segment, represents the revenues less expenses of each segment, including interest income, interest expense, depreciation and amortization and equity in earnings of Real Estate and Other Affiliates. EBT excludes corporate expenses and other items that are not allocable to the segments. See discussion herein at Corporate and other items for further details. We present EBT for each segment because we use this measure, among others, internally to assess the core operating performance of our assets. A reconciliation of EBT to consolidated net income as computed in accordance with GAAP is presented in Note 17 - Segments.

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

Results of Operations

Our revenues are primarily derived from tenants and customers at our commercial, residential and hospitality operating properties, overage rent and recoveries of operating expenses, from the sale of superpads and individual lots in our MPCs, and from the sale of condominium units.

The following table reflects our results of operations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,			2018-2017	2017-2016
(In thousands, except per share amounts)	2018	2017	2016	Change	Change
Revenues
Operating Assets segment revenues	$379,124	$327,555	$295,165	$51,569	$32,390
MPC segment revenues	309,451	299,543	253,304	9,908	46,239
Strategic Developments segment revenues	375,962	473,022	486,536	(97,060)	(13,514)
Total revenues	$1,064,537	$1,100,120	$1,035,005	$(35,583)	$65,115
Operating Assets segment EBT	$(12,351)	$(23,713)	$(21,844)	$11,362	$(1,869)
MPC segment EBT	202,955	190,351	179,481	12,604	10,870
Strategic Developments segment EBT	91,786	186,517	325,277	(94,731)	(138,760)
Corporate and other items	(209,172)	(232,333)	(162,138)	23,161	(70,195)
Income before taxes	73,218	120,822	320,776	(47,604)	(199,954)
(Provision) benefit for income taxes	(15,492)	45,801	(118,450)	(61,293)	164,251
Net income	57,726	166,623	202,326	(108,897)	(35,703)
Net (income) loss attributable to noncontrolling interests	(714)	1,781	(23)	(2,495)	1,804
Net income attributable to common stockholders	$57,012	$168,404	$202,303	$(111,392)	$(33,899)
Diluted income per share	$1.32	$3.91	$4.73	$(2.59)	$(0.82)

Total revenues for the year ended December 31, 2018 decreased compared to the same period in 2017 primarily due to a decrease in Strategic Developments segment revenues, which were meaningfully impacted by the adoption of ASU 2014-09, Revenues from Contracts with Customers (Topic 606) and all its related amendments (the “New Revenue Standard”) as of January 1, 2018 (the "Adoption Date"); see Note 1 - Summary of Significant Accounting Policies for additional information. Operating Assets segment revenue increased due to increases in Minimum rents and Tenant recoveries at our office, multi-family and retail properties, accompanied by increased room rates and conference and food and beverage revenue at our hospitality properties as well as increased Other rental and property revenues and sponsorship revenue associated with inaugural business openings and events at our Seaport District properties. MPC segment revenue for the year ended December 31, 2018 increased compared to the same period in 2017 primarily due to superpad sales at Summerlin and increased single-family lot sales at Bridgeland and The Woodlands Hills.

Total revenues for the year ended December 31, 2017 increased compared to the year ended December 31, 2016 primarily due to higher revenues in our MPC and Operating Assets segments. MPC segment revenue increased due to higher land sales at Bridgeland, Summerlin, Maryland, and The Woodlands Hills as well as two utility easement sales at Bridgeland totaling $10.4 million. Operating Assets segment revenue increased due to increases at our office, multi-family and hospitality properties, as well as the acquisition and consolidation of our joint venture partners’ interests in the Las Vegas Aviators baseball team and Millennium Six Pines apartments. These increases were partially offset by a decline in revenues at 110 North Wacker and Landmark Mall, both of which were closed in preparation for redevelopment. The Strategic Developments segment revenue decrease was due to less revenue recognized on a percentage of completion basis at Waiea, which was open to residents at the end of 2016, partially offset by increased revenue at the Anaha, Ae`o and Ke Kilohana condominium projects.

Net expenses related to Corporate and other items decreased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to the absence of $43.4 million in warrant liability expenses and $46.4 million of expenses related to the redemption of our $750.0 million senior notes due in 2021 that were incurred in 2017 but did not recur in 2018. These decreases were partially offset by an increase of $61.3 million in the Provision for income taxes for the year ended December 31, 2018. Please refer to the Corporate and other items section elsewhere in this MD&A for additional discussion regarding the accounts comprising the Corporate and other items line item.

The decrease in the (Provision) benefit for income taxes for the year ended December 31, 2018 compared to 2017 is due to a decrease of $47.6 million in income before tax and a 2017 tax benefit of $101.7 million related to a reduction in deferred tax liabilities resulting from legislation that was enacted on December 22, 2017. The increase in the (Provision) benefit for income taxes for the year ended December 31, 2017 compared to 2016 was attributable to an increase of $200.0 million in operating income before tax and the tax benefit related to the 2017 legislation.

We have significant permanent differences, primarily from stock compensation deductions and non-deductible executive compensation, which cause our effective tax rate to deviate from statutory rates. The effective tax rate based upon actual operating results is 21.4% for the year ended December 31, 2018 compared to (37.4%) for the year ended December 31, 2017 and 36.9% for the year ended December 31, 2016. The change in the tax rate from 2018 to 2017 was primarily attributable to changes in the federal income tax rate due to the passage of the Tax Cuts and Jobs Act and non-deductible executive compensation. The change in the effective tax rate from 2017 to 2016 was primarily attributable to the Tax Act reducing the corporate tax rate from 35.0% to 21.0%, resulting in a one-time transitional tax benefit of $101.7 million. Other changes in both periods were changes in the warrant liability, valuation allowance related to our deferred tax assets, as well as other items which are permanent differences for tax purposes. For comparison purposes, if changes in the warrant liability, valuation allowance, unrecognized tax benefits and other material discrete adjustments to deferred tax liabilities were excluded from the effective tax rate computation and a federal statutory tax rate of 21% was applied, the effective tax rates would have been 19.6%, 21.5% and 22.5% for the years ended December 31, 2018, 2017 and 2016, respectively.

The decrease in Net income attributable to common stockholders for the year ended December 31, 2018 compared to the year ended December 31, 2017 is primarily due to decreased earnings in our Strategic Developments segment, which was impacted by the adoption of the New Revenue Standard as of the Adoption Date, as previously discussed. Additionally, we recognized Gains on sales of properties of $51.4 million and Gain on acquisition of joint venture partner's interest of $23.3 million in 2017, which did not recur in 2018 and further contributed to the decrease in Net income attributable to common stockholders. These decreases were partially offset by the absence in 2018 of Warrant liability loss of $43.4 million and Loss on redemption of senior notes due in 2021 of $46.4 million, which were both recognized in 2017.

The decrease in Net income attributable to common stockholders for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a decline in gains on sales of properties resulting from the opportunistic $140.5 million gain on sale of 80 South Street Assemblage in 2016, increased warrant liabilities loss and decreased equity in earnings from Real Estate and Other Affiliates in 2017, offset by a $164.3 million decrease in our tax provision, primarily due to a $101.7 million benefit provided by the Tax Act.

Please refer to the individual segment operations sections that follow for explanations of the results of each of our segments for the years ended December 31, 2018, 2017 and 2016.

Operating Assets

EBT for Operating Assets are presented below:

	Year Ended December 31,			2018 - 2017	2017 - 2016
(In thousands)	2018	2017	2016	Change	Change
Minimum rents	$206,132	$182,468	$172,437	$23,664	$10,031
Tenant recoveries	49,585	45,366	44,306	4,219	1,060
Hospitality revenue	82,037	76,020	62,252	6,017	13,768
Other rental and property revenues	41,370	23,701	16,170	17,669	7,531
Total revenues	379,124	327,555	295,165	51,569	32,390

Other property operating costs	92,404	71,748	60,506	(20,656)	(11,242)
Rental property real estate taxes	29,390	26,523	24,439	(2,867)	(2,084)
Rental property maintenance costs	13,863	12,872	12,033	(991)	(839)
Hospitality operating costs	59,195	56,362	49,359	(2,833)	(7,003)
Provision for doubtful accounts	6,020	2,710	5,601	(3,310)	2,891
Total operating expenses	200,872	170,215	151,938	(30,657)	(18,277)
Segment operating income	178,252	157,340	143,227	20,912	14,113
Depreciation and amortization	113,576	122,421	86,313	8,845	(36,108)
Provision for impairment	—	—	35,734	—	35,734
Interest expense (income), net	71,551	61,584	50,427	(9,967)	(11,157)
Other loss (income), net	7,005	315	(4,601)	(6,690)	(4,916)
Equity in (earnings) loss from Real Estate and Other Affiliates	(1,529)	(3,267)	(2,802)	(1,738)	465
EBT	$(12,351)	$(23,713)	$(21,844)	$11,362	$(1,869)

Minimum rents and tenant recoveries increased for the year ended December 31, 2018 compared to 2017 primarily due to increases at our office, retail and multi-family properties. The increase in our office properties was primarily due to increased occupancy and continued stabilization at Three Hughes Landing, 1725 Hughes Landing, One Merriweather, 30 Columbia Corporate Center and ONE Summerlin, as well as placing Two Merriweather in service. The increase for our retail properties was primarily due to on-going stabilization at Downtown Summerlin and increased occupancy at Ward Village Retail. The increase in our multi-family properties was primarily due to the consolidation of Constellation Apartments as well as increased occupancy and continued stabilization at One Lakes Edge. Minimum rents and tenant recoveries increased for the year ended December 31, 2017 compared to 2016 primarily due to increases of $10.1 million for our office properties, $5.3 million at our multi-family properties, $0.7 million at our retail properties, and $1.0 million related to our National Hockey League (“NHL”) ground lease, partially offset by decreases of $6.0 million related to the sale of Park West and transfer of Landmark Mall to Strategic Developments. The increase in our office properties was primarily due to One Merriweather being placed in service, the acquisition of One Mall North in Columbia and the continued stabilization of ONE Summerlin, 1725 Hughes Landing and Three Hughes Landing, offset primarily by a decrease for 110 North Wacker related to the future redevelopment of the property. The increase in our multi-family properties was primarily due to the purchase and consolidation of our joint venture partner’s 18.57% interest in Millennium Six Pines Apartments in July 2016 and ongoing leasing activities of One Lakes Edge. The increase in our retail properties was due to the ongoing stabilization of Lakeland Village Center and Creekside Village Green, offset by decreases at Ward Village Retail as certain properties moved into redevelopment.

Hospitality revenues, operating costs and profit margin increased for the year ended December 31, 2018 compared to 2017 primarily due to increased hotel room rates and food and beverage revenue at The Woodlands Resort & Conference Center, The Westin at The Woodlands and the Embassy Suites at Hughes Landing. The increase in hospitality revenues for the year ended December 31, 2017 compared to 2016 was primarily due to a $2.6 million increase at Embassy Suites at Hughes Landing and a $9.7 million increase at The Westin at The Woodlands compared to 2016, with increases in hospitality operating costs due to the on-going stabilization of the two properties placed in service in December 2015 and March 2016. The increase in profit margin for our hospitality properties for the year ended December 31, 2017 compared to 2016 is primarily to due focused efforts to reduce operating expenses at all hospitality properties.

Other rental and property revenue increased for the year ended December 31, 2018 compared to 2017 primarily due to revenue associated with food and beverage, various inaugural events and sponsorships at our Seaport District properties, which increased $19.4 million during the period. Other rental and property revenue increased for the year ended December 31, 2017 compared to

2016 primarily due to revenue related to the Las Vegas Aviators baseball team which was consolidated effective March 1, 2017 with the purchase of our joint venture partner’s 50.0% interest in the team.

Other property operating costs increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to the start-up costs associated with opening new businesses at our Seaport District properties such as our concert series, summer activations and restaurants, which increased $28.0 million during the period. These expenses are included in our total estimated costs as shown in the Projects Under Construction table in the Strategic Developments section. Other property operating costs and rental property maintenance costs increased for the year ended December 31, 2017 compared to 2016 due to the purchase of our joint venture partner’s 50.0% interest in the Las Vegas Aviators baseball team, an increase in operating expenses for 110 North Wacker which were previously paid by the tenant, an increase at the Seaport District for the Fulton Market Building which was partially placed in service in the fourth quarter of 2016 and expenses related to the seasonal marketing events at the Seaport District, offset by the impact of the December 2016 sale of Park West and the first quarter of 2017 transfer of Landmark Mall to our Strategic Developments segment.

Rental property real estate taxes increased for the year ended December 31, 2018 compared to 2017 primarily due to One Merriweather, Two Merriweather, Constellation, Lakefront North and Lakeland Village Center being placed in service. Rental property real estate taxes increased for the year ended December 31, 2017 compared to 2016 primarily due to the purchase and consolidation of Millennium Six Pines Apartments, placing Three Hughes Landing in service, and the late 2015 and early 2016 openings of the Embassy Suites at Hughes Landing and The Westin at The Woodlands, respectively, offset by the sale of Park West.

The provision for doubtful accounts increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to a bad debt reserve of $2.4 million for a tenant at Ward Village. The provision for doubtful accounts decreased for the year ended December 31, 2017 compared to the same period in 2016 due to improved tenant credit at our retail properties. The 2016 reserves related to two tenants at our retail properties and to the remaining receivables from our Park West property, sold in December 2016.

Depreciation and amortization decreased for the year ended December 31, 2018 compared to 2017 primarily due to the transfers of 110 North Wacker, Ridgely and three buildings at Ward Village Retail from Operating Assets to Strategic Developments. Depreciation and amortization increased for the year ended December 31, 2017 compared to 2016 due to the acceleration of depreciation reflecting shorter remaining useful lives for two office and two retail buildings pending redevelopment and depreciation on assets acquired or newly placed in service during the year ended December 31, 2017.

There was no provision for impairment for the years ended December 31, 2018 and 2017. In the third quarter of 2016 we recognized a $35.7 million impairment charge on Park West as a result of our shorter than previously anticipated holding period of the property. The property was sold in December 2016.

Interest expense, net increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to higher expenses associated with the new $700.0 million credit facility and swap agreement entered into in September 2018 as well as increases in the one month London Interbank Offered Rate ("LIBOR") rate. Interest expense, net increased for the year ended December 31, 2017 compared to 2016 primarily due to higher loan balances on additional properties acquired or placed in service in 2017 and late 2016, as well as increases in the one month LIBOR rate throughout the second and third quarters of 2017. See further discussion in Note 7 - Mortgages, Notes and Loans Payable, Net in our Notes to Consolidated Financial Statements.

Other loss (income), net increased for the year ended December 31, 2018 compared to 2017 primarily due to legal fees at Merriweather Post Pavilion. Other loss (income), net increased for the year ended December 31, 2017 compared to 2016 due to the settlement received for TPC at Summerlin in 2016 and the write-off of a liability at Riverwalk in 2016.

Equity in earnings from Real Estate and Other Affiliates decreased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to m.flats/TEN.M, which is operating at a loss and was placed in service in the first quarter of 2018. Equity in earnings from Real Estate and Other Affiliates increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to a $3.4 million distribution from our Summerlin Hospital investment compared to $2.6 million for the same period in 2016 and due to increased earnings at The Metropolitan Downtown Columbia, offset by a decrease in earnings from Mr. C Seaport due to an adjustment for depreciation, a decrease in earnings from Stewart Title due to increased competition in the area and decreases in both the Constellation and Las Vegas Aviators investments as a result of their consolidation with the purchase of our joint venture partners' interests.

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

Operating Assets NOI and EBT

	Year Ended December 31,			2018-2017	2017-2016
(In thousands)	2018	2017	2016	Change	Change
Retail
The Woodlands
Creekside Village Green	$2,025	$1,893	$1,616	$132	$277
Hughes Landing Retail	4,301	3,733	3,564	568	169
1701 Lake Robbins	515	284	381	231	(97)
Lake Woodlands Crossing (a)	104	—	—	104	—
20/25 Waterway Avenue	1,942	1,837	1,844	105	(7)
Waterway Garage Retail	703	719	671	(16)	48
2000 Woodlands Parkway	81	(94)	(51)	175	(43)
Bridgeland
Lakeland Village Center at Bridgeland	1,190	782	190	408	592
Columbia
Columbia Regional	2,101	1,536	1,467	565	69
Seaport District
Seaport District NYC - Historic Area / Uplands (a)	(5,985)	(1,452)	92	(4,533)	(1,544)
Summerlin
Downtown Summerlin	20,842	17,950	16,632	2,892	1,318
Ward Village
Ward Village Retail (a)	21,905	20,576	22,048	1,329	(1,472)
Other
Outlet Collection at Riverwalk	6,285	5,879	5,125	406	754
Total Retail NOI	56,009	53,643	53,579	2,366	64

Office
The Woodlands
One Hughes Landing	6,263	6,168	6,276	95	(108)
Two Hughes Landing	5,862	5,790	5,271	72	519
Three Hughes Landing (b)	1,804	(623)	(514)	2,427	(109)
1725 Hughes Landing Boulevard	5,002	3,531	200	1,471	3,331
1735 Hughes Landing Boulevard (b)	7,512	7,509	3,041	3	4,468
2201 Lake Woodlands Drive	(87)	(32)	(121)	(55)	89
Lakefront North (a)	(993)	—	—	(993)	—
9303 New Trails	1,043	1,171	1,721	(128)	(550)
3831 Technology Forest Drive	2,316	2,268	2,051	48	217
3 Waterway Square	6,824	6,709	7,033	115	(324)
4 Waterway Square	6,730	6,473	6,749	257	(276)
1400 Woodloch Forest	1,878	1,781	1,794	97	(13)
Columbia
10-70 Columbia Corporate Center	13,288	11,568	11,862	1,720	(294)
Columbia Office Properties	1,366	1,002	(6)	364	1,008
One Mall North	1,844	1,900	78	(56)	1,822
One Merriweather	2,418	1,499	—	919	1,499
Two Merriweather (a)	(889)	(141)	—	(748)	(141)
Summerlin
Aristocrat (a) (c)	—	—	—	—	—
ONE Summerlin	5,510	3,898	2,365	1,612	1,533
TWO Summerlin (a)	(120)	—	—	(120)	—
Other
110 North Wacker (b)	—	723	6,105	(723)	(5,382)
Total Office NOI	67,571	61,194	53,905	6,377	7,289

	Year Ended December 31,			2018-2017	2017-2016
(In thousands)	2018	2017	2016	Change	Change
Multi-family
The Woodlands
Creekside Park Apartments (a)	—	—	—	—	—
Millennium Six Pines Apartments (b)	3,869	3,579	1,498	290	2,081
Millennium Waterway Apartments	3,423	3,208	3,183	215	25
One Lakes Edge	6,585	5,324	3,651	1,261	1,673
Summerlin
Constellation Apartments (b)	2,291	15	—	2,276	15
Seaport District
85 South Street	553	194	523	359	(329)
Total Multi-family NOI	16,721	12,320	8,855	4,401	3,465

Hospitality
The Woodlands
Embassy Suites at Hughes Landing	5,157	4,816	3,563	341	1,253
The Westin at The Woodlands	7,736	6,189	1,739	1,547	4,450
The Woodlands Resort & Conference Center	12,373	8,740	7,591	3,633	1,149
Total Hospitality NOI	25,266	19,745	12,893	5,521	6,852
Total Retail, Office, Multi-family, and Hospitality NOI	165,567	146,902	129,232	18,665	17,670

Other
The Woodlands
The Woodlands Ground Leases	1,589	1,608	1,461	(19)	147
The Woodlands Parking Garages	(108)	(178)	(417)	70	239
Other
Other Properties (a)	(1,158)	894	1,012	(2,052)	(118)
Total Other NOI	323	2,324	2,056	(2,001)	268
Operating Assets NOI excluding properties sold or in redevelopment	$165,890	$149,226	$131,288	$16,664	$17,938

Redevelopments
Seaport District
Seaport District NYC - Historic Area / Uplands (a)	$—	$—	$(589)	$—	$589
Other
Landmark Mall (b)	—	—	(676)	—	676
110 North Wacker (b)	(513)	—	—	(513)	—
Total Operating Assets Redevelopments NOI	(513)	—	(1,265)	(513)	1,265

Dispositions
Other
Park West	—	(60)	1,835	60	(1,895)
Cottonwood Square	(11)	750	705	(761)	45
Total Operating Assets Dispositions NOI	(11)	690	2,540	(701)	(1,850)
Total Operating Assets NOI - Consolidated	$165,366	$149,916	$132,563	$15,450	$17,353

Reconciliation of Operating Assets EBT to NOI
Total Operating Assets NOI - Consolidated	$165,366	$149,916	$132,563	$15,450	$17,353
Straight-line rent amortization	12,756	7,999	10,689	4,757	(2,690)
Depreciation and amortization	(113,576)	(122,421)	(86,313)	8,845	(36,108)
Provision for impairment	—	—	(35,734)	—	35,734
Write-off of lease intangibles and other	130	(575)	(25)	705	(550)
Other (expense) income, net	(7,005)	(315)	4,601	(6,690)	(4,916)
Equity in earnings (loss) from Real Estate Affiliates	1,529	3,267	2,802	(1,738)	465
Interest expense (income), net	(71,551)	(61,584)	(50,427)	(9,967)	(11,157)
Total Operating Assets segment EBT	$(12,351)	$(23,713)	$(21,844)	$11,362	$(1,869)

	Year Ended December 31,			2018-2017	2017-2016
(In thousands)	2018	2017	2016	Change	Change
Operating Assets NOI - Equity and Cost Method Investments
The Woodlands
Millennium Six Pines Apartments (b)	$—	$—	$1,537	$—	$(1,537)
Stewart Title of Montgomery County, TX	1,762	1,329	1977	433	(648)
Woodlands Sarofim # 1	1,034	901	1,541	133	(640)
Columbia
The Metropolitan Downtown Columbia	5,500	5,858	4,137	(358)	1,721
m.flats/TEN.M (a)	1,493	—	—	1,493	—
Summerlin
Constellation (b)	152	1,549	(108)	(1,397)	1,657
Las Vegas Aviators (b)	—	(295)	68	295	(363)
Seaport District
Mr. C Seaport (a)	(2,037)	—	1,347	(2,037)	(1,347)
Total NOI - equity investees	7,904	9,342	10,499	(1,438)	(1,157)

Depreciation, interest and other adjustments to NOI	(11,834)	(9,813)	(9,527)	(2,021)	(286)
Equity Method Investments EBT	(3,930)	(471)	972	(3,459)	(1,443)
Less: Joint Venture Partner's Share of EBT	(2,024)	(355)	786	(1,669)	(1,141)
Equity in earnings (loss) from Real Estate Affiliates	(1,906)	(116)	186	(1,790)	(302)
Distributions from Summerlin Hospital Investment	3,435	3,383	2,616	52	767
Segment equity in earnings from Real Estate and Other Affiliates	$1,529	$3,267	$2,802	$(1,738)	$465

Company's Share of Equity Method Investments NOI
The Woodlands
Millennium Six Pines Apartments (b)	$—	$—	$1,252	$—	$(1,252)
Stewart Title of Montgomery County, TX	881	665	989	216	(324)
Woodlands Sarofim # 1	207	180	308	27	(128)
Columbia
The Metropolitan Downtown Columbia	2,750	2,929	2,069	(179)	860
m.flats/TEN.M (a)	747	—	—	747	—
Summerlin				—	—
Constellation (b)	76	775	(54)	(699)	829
Las Vegas Aviators (b)	—	(148)	34	148	(182)
Seaport District
Mr. C Seaport (a)	(713)	—	471	(713)	(471)
Company's share NOI - equity investees	$3,948	$4,401	$5,069	$(453)	$(668)

	Economic	December 31, 2018
(In thousands)	Ownership	Total Debt	Total Cash
The Woodlands
Stewart Title of Montgomery County, TX	50.00%	$—	$162
Woodlands Sarofim # 1	20.00	4,897	564
Columbia
The Metropolitan Downtown Columbia	50.00	70,000	312
m.flats/TEN.M	50.00	85,659	1,337
Seaport District
Mr. C Seaport	35.00	36,000	377

(a)	Please refer to discussion in the following Retail, Office, Multi-family, Hospitality and Other sections regarding this property.

(b)	Please refer to discussion in the following Other Transferred or Consolidated Properties section regarding this property.

(c)	The building was placed in service and tenant took occupancy in late December 2018, and therefore 2018 NOI on the property is not meaningful.

Retail Properties

Some of the leases related to our retail properties are triple net leases, which generally require tenants to pay their pro-rata share of property operating costs, such as real estate taxes, utilities and insurance, and the direct costs of their leased space. We also enter into certain leases which require tenants to pay a fixed-rate per square foot reimbursement for common area costs which is increased annually according to the terms of the lease. Given the unique nature of many of our retail properties, the mix of tenant lease agreements and related lease terms executed during the year ended December 31, 2018 may differ significantly from those entered into in prior periods.

The following table summarizes the leases we executed at our retail properties during the year ended December 31, 2018:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	8	111	86,028	76,028	45,988	$23.24	$8.61	$0.35
Comparable - Renewal (c)	13	49	26,372	1,200	—	34.58	9.72	—
Comparable - New (d)	10	71	23,923	16,946	16,663	39.15	8.73	1.31
Non-comparable (e)	25	97	147,020	68,721	102,633	52.10	8.59	0.79
Total			283,343	162,895	165,284

(a)	Excludes executed leases with a term of 12 months or less.

(b)	Pre-leased information is associated with our projects under development at December 31, 2018.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $33.51 per square foot to $34.58 per square foot, or 3.2% over previous rents.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase in cash rents from $34.16 per square foot to $39.15 per square foot, or 14.6% over previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rent is based on Base Minimum Rent only.

The following discussions summarize our retail properties which were completed and transferred to Operating Assets in 2018:

The Woodlands

Lake Woodlands Crossing

We placed this 60,262 square foot retail center in The Woodlands Town Center in service in the fourth quarter of 2018. The total development costs are approximately $15 million, and we expect to reach annual stabilized NOI of approximately $1.7 million million in 2020. As of December 31, 2018, the building is 85.0% leased with Total Wine and Ulta as anchor tenants.

Seaport District

We celebrated several milestones at the Seaport District in 2018, including:

•	Signed a lease agreement with Nike to lease approximately 23,000 square feet of office space at Pier 17;

•	ESPN began broadcasting from their 19,000 square foot studio at Pier 17;

•
Sold out 18 of 23 concerts held at The Rooftop at Pier 17's inaugural concert season, selling over 61,000 tickets. The full artist lineup included a diverse roster of A-list talent from various genres;

•	Hosted approximately 2,100 diners during the Seaport Food Lab summer pop-up series and celebrated the grand opening of the Heineken Riverdeck in June;

•
Celebrated the openings of several new businesses, including 10 Corso Como in conjunction with New York Fashion Week. The store is the only U.S. location for the iconic Milan-based fashion destination. We also celebrated the opening of the first permanent New York location of SJP by Sarah Jessica Parker;

•	Booked more than 30 private events and celebrated the openings of Cobble & Co, 10CC Café, Garden Bar, R17 and Winterland, New York City's only outdoor rooftop ice rink; and

•
Successfully executed founding sponsorship agreements for Pier 17 with global brands such as Heineken, Pepsi, Lincoln, and Chase. In addition, we have partnered with AmTrust Title Insurance, Bacardi, Jim Beam, Moet, NY Presbyterian and Redbull.

As noted above, both Other rental and property revenues and Other property operating costs increased for the year ended December 31, 2018 compared to the same period in 2017 due to the start-up activities associated with opening new businesses at our Seaport District properties such as our concert series, summer activations and restaurants. While the Seaport District operated at a loss for the year ended December 31, 2018, these losses are included in our total estimated costs as shown in the Projects Under Construction table in the Strategic Developments section.

For the Seaport District, we expect to deliver a stabilized yield of 6% to 8% on our total development costs, net of our insurance proceeds from Superstorm Sandy, of $731 million. We now expect the stabilization date for the Seaport District to be achieved in 2022, largely as a result of the timing for construction, interior finish work and time to stabilize the Jean-Georges food hall in the Tin Building, which is expected to open by the end of 2021 assuming we receive the necessary approvals in a timely manner. The expected range of stabilized yields is wider than our other projects as the Seaport District has more volatility than our other projects, and the ultimate results may in fact fall outside of the expected range. The increased volatility is largely the result of (i) business operating risks, (ii) seasonality, (iii) potential sponsorship revenue and (iv) event revenue. Many of the tenants in the Seaport District such as 10 Corso Como, SJP by Sarah Jessica Parker and restaurants such as The Fulton by Jean George, Momofuku, Malibu Farm, Andrew Carmellini’s restaurant, R-17 and the Jean-Georges Food Hall will be owned, either directly or in a joint venture, and operated by The Howard Hughes Corporation. As a result, the revenues and expenses of these businesses will directly impact the NOI of the Seaport District. This is in contrast to our other retail properties where we primarily receive lease payments and are not directly impacted by the operating performance of the underlying businesses. Additionally, in the near term, we are opening and stabilizing a range of new businesses and due to this fact as well as the factors above, the quarterly results of the Seaport District will be less predictable than our other operating real estate assets with traditional lease structures. Further, as we open new operating businesses, either owned entirely or in joint venture, we expect to incur pre-opening expenses and operating losses until those businesses stabilize, which likely will not happen until the Seaport District reaches its critical mass of offerings. The Seaport District is part non-stabilized operating asset, part development project and part operating business. As such, we believe that the progress and results of the Seaport should be viewed independently. Starting in the first quarter of 2019, the Seaport District will be moved out of our Operating Assets segment and into a stand-alone segment for disclosure purposes. We believe that by providing this additional detail, our investors and analysts will be able to better track our progress towards stabilization.

Ward Village

In the second quarter of 2018, we celebrated the opening of Whole Foods Market's Honolulu flagship store at Ward Village. The store is the largest Whole Foods Market in the state. June 2018 also marked the opening of pioneering chef Peter Merriman's newest Oahu restaurant, Merriman's, on the ground floor of our Anaha tower. In December 2018, we opened Victoria Ward Park with the launch of Light Garden, a 1,000-Year Bloom, a one-of-a-kind immersive art installation designed by acclaimed design studio Symmetry Labs.

Office Properties

Our office properties are located in Summerlin in Las Vegas, Nevada; Columbia, Maryland; and The Woodlands, Texas. Leases related to our office properties in The Woodlands are generally triple net leases. Leases at properties located in Summerlin and Columbia are generally gross leases.

The following table summarizes our executed office property leases during the year ended December 31, 2018:

			Square Feet			Per Square Foot per Annum
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	—	—	—	—	—	$—	$—	$—
Comparable - Renewal (c)	19	51	76,302	38,516	31,800	32.63	2.52	1.35
Comparable - New (d)	9	63	35,134	24,750	30,702	36.93	4.80	1.73
Non-comparable (e)	41	83	433,448	427,278	394,051	36.49	7.53	1.85
Total			544,884	490,544	456,553

(a)	Excludes executed leases with a term of 12 months or less.

(b)
Pre-leased information is associated with projects under development at December 31, 2018. Certain information associated with pre-leasing activity at 110 North Wacker has been excluded for competitive reasons.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $33.20 per square foot to $32.63 per square foot, or (1.7%) under previous rents.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a decrease in cash rents from $36.99 per square foot to $36.93 per square foot, or (0.2%) under previous rents.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rents is based on the gross rents, including recoveries.

The following discussions summarize our recently completed or acquired office properties, which were placed in service in 2018:

The Woodlands

Lakefront North

We purchased this 12.9-acre campus comprised of a four-story, 110,186 square foot building and a six-story 152,626 square foot building in September 2018. The campus, formerly occupied by CB&I, also includes a 1,035-space parking garage. At acquisition, the buildings were 19.1% leased and occupied. The total development costs are approximately $78 million, and remaining costs relate to tenant build-out. We expect to reach annual stabilized NOI of approximately $6.5 million in 2021. As of December 31, 2018, the buildings are 73.6% leased and 40.4% occupied.

Columbia

Two Merriweather

Located in the Merriweather District, this 124,635 square foot, Class-A office building was placed in service in 2018. Adjacent to the building on 1.6 acres is a nine-story, 1,149-space parking garage which was also placed in service in 2018. The garage provides parking for One and Two Merriweather. The total development costs are approximately $41 million, and remaining costs relate to tenant build-out. We expect to reach annual stabilized NOI of approximately $3.5 million in 2021. As of December 31, 2018, the building is 73.9% leased and 58.2% occupied.

Summerlin

Aristocrat

This 12-acre build-to-suit project, which includes two 90,000 square foot office buildings, was placed in service in the third quarter of 2018. The buildings are 100% leased to Aristocrat Technologies, a global leader in gaming solutions. We expect to reach projected annual stabilized NOI of $4.1 million in the second quarter of 2019. Total development costs are approximately $47 million, with remaining costs relating to trailing costs. The tenant took occupancy of the building in late December 2018, and therefore, 2018 NOI on the property is not meaningful.

Two Summerlin

Located just east of Downtown Summerlin adjacent to land which we ground lease to the NHL practice facility, this 144,615 square foot Class-A office building was completed in the third quarter of 2018. The property has an adjacent 424-space parking structure and is situated on approximately four acres. Total development costs are approximately $49 million, and we expect to reach projected annual stabilized NOI of approximately $3.5 million in 2020. As of December 31, 2018, the building is 89.3% leased and 34.3% occupied, of which 10.0% is intended for use by our local operations.

Multi-family Properties

The following are wholly and jointly owned multi-family properties which were acquired or transferred from Strategic Developments to Operating Assets during the year ended December 31, 2018:

The Woodlands

Creekside Park Apartments

The grand opening and completion of the clubhouse and certain buildings for this 292-unit apartment complex took place in the third quarter of 2018. As of December 31, 2018, all buildings were in service. This complex represents the first rental product in Creekside Park Village Center. Total development costs are approximately $42 million. We expect to reach projected annual stabilized NOI of $3.5 million in 2020.

Columbia

m.flats/TEN.M

We have a 50% ownership interest in this 437-unit property, the m.flats portion of which was completed in the first quarter of 2018. TEN.M was completed in September 2017. The Class-A multi-family project includes 28,026 square feet of ground floor retail and is adjacent to The Metropolitan Downtown Columbia. Kettler, our joint venture partner, provides construction and property management services for the project. We expect the property to reach projected annual stabilized NOI of approximately $7.6 million in 2020, of which our share would be $3.8 million. Our share of total development costs is approximately $54.7 million, and costs incurred through December 31, 2018 were approximately $53.4 million. Remaining costs relate to final lease-up and tenant build-out. The project is financed with an $88.0 million construction loan, which is non-recourse to us.

Hospitality Properties

Seaport District

Mr. C Seaport

In January 2016, we entered into a joint venture with Grandview SHG, LLC to purchase an operating hotel totaling 43,889 square feet at 33 Peck Slip in the Seaport District of New York. Refinancing of the property with a $36.0 million redevelopment loan was completed in June 2016. Our total investment in the joint venture is $13.5 million as of December 31, 2018, which represents our 35% ownership share of the total equity in the project and includes $4.0 million of 7.0% of first priority preferred equity. Under the terms of the joint venture agreement, cash will be distributed to the members as follows: (1) We will be repaid our 7.0% first priority preferred equity along with any accrued return thereon; (2) other preferred equity holders will be paid a 7.0% return on their preferred equity and their preferred equity will be repaid; (3) each member will be paid a 6.5% return on their initial invested capital and will be repaid their initial invested capital; and (4) all remaining cash will be distributed pro-rata to the members based on their profit participation interests. The Mr. C Seaport hotel was closed at the end of December 2016 for redevelopment and transferred to the Strategic Developments segment. In July 2018, the 66-room, renovated hotel was reopened and transferred back to the Operating Assets segment. We expect stabilized NOI to be $3.8 million, of which $1.3 million is our share.

Other

The properties that are included in Other Properties in our Operating Assets NOI and EBT table for the years ended December 31, 2018, 2017 and 2016 include the Kewalo Basin Harbor, Merriweather Post Pavilion (until its transfer to the Downtown Columbia Arts and Culture Commission in November 2016), HHC 242 Self-Storage and HHC 2978 Self-Storage, ground lease for our NHL hockey practice facility in Downtown Summerlin and Las Vegas Aviators since the consolidation of the venture on March 1, 2017. The decrease in NOI for the year ended December 31, 2018 compared to the same period in 2017 is primarily due to the full year of operations for the Las Vegas Aviators baseball team. NOI decrease for the year ended December 31, 2017 compared to the same period in 2016 in Other Properties is due to the transfer of the Merriweather Post Pavilion in 2016, offset by the ground lease with a hockey team and consolidation of Las Vegas Aviators in 2017.

Other Transferred or Consolidated Properties

The following discussions summarize our other properties which were transferred to Operating Assets, transferred to Strategic Developments or fully consolidated over the past 36 months:

The Woodlands

Three Hughes Landing

We placed this 320,815 square foot office property in service in the first quarter of 2017.

1735 Hughes Landing Boulevard

We placed this 318,170 square foot office property in service in the fourth quarter of 2017.

Millennium Six Pines

We acquired this joint venture partner’s interest in 2016 and have consolidated the assets and liabilities of the entity in our financial results. See Note 3 - Acquisitions and Dispositions for additional information regarding the transaction.

Summerlin

Constellation

We acquired this joint venture partner’s interest in 2017 and have consolidated the assets and liabilities of the entity in our financial results. See Note 3 - Acquisitions and Dispositions for additional information regarding the transaction.

Las Vegas Aviators

We acquired this joint venture partner’s interest in 2017 and have consolidated the assets and liabilities of the entity in our financial results. See Note 3 - Acquisitions and Dispositions for additional information regarding the transaction.

Other

Landmark Mall

Landmark Mall was closed for redevelopment and moved to our Strategic Developments segment as of January 2017.

110 North Wacker

110 North Wacker was demolished in the first quarter of 2018 and construction began at that time. To facilitate redevelopment, we terminated the existing tenant's lease and abated rent through the January 2018 lease termination date. See the Strategic Developments section of Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Master Planned Communities

EBT for Master Planned Communities are presented below:

For the Year Ended December 31,

	Bridgeland			Columbia					Summerlin			The Woodlands			The Woodlands Hills			Total MPC
($ in thousands)	2018	2017	2016	2018		2017	2016		2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Land sales (a)	$50,150	$39,529	$24,254	$—		$10,800	$—		$168,311	$156,617	$148,699	$34,551	$40,367	$42,365	$8,893	$1,282	$—	$261,905	$248,595	$215,318
Builder price participation (b)	569	398	754	—		—	—		26,245	21,731	19,083	250	706	1,549	21	—	—	27,085	22,835	21,386
Minimum rents		—	—			—	—		—	(8)	384	—	—	—		—	—	—	(8)	384
Other land revenues (c)	1,207	10,952	314	325		445	418		11,996	10,124	9,669	6,444	6,572	5,778	487	31	13	20,459	28,124	16,192
Other rental and property revenue	—	—	—	2		—	—		—	(3)	24	—	—	—	—	—	—	2	(3)	24
Total revenues	51,926	50,879	25,322	327		11,245	418		206,552	188,461	177,859	41,245	47,645	49,692	9,401	1,313	13	309,451	299,543	253,304

Cost of sales - land	16,097	12,792	7,672	—		5,839	—		87,229	83,343	68,436	16,563	18,470	19,619	4,325	672	—	124,214	121,116	95,727
Land sales operations	7,877	7,463	6,507	1,541		1,692	1,317		12,449	9,715	11,226	20,253	19,080	22,989	3,097	827	332	45,217	38,777	42,371
Provision for (recovery of) doubtful accounts	33	—	—	—		—	—		10	2	—	—	—	—	—	—	—	43	2	—
Total operating expenses	24,007	20,255	14,179	1,541		7,531	1,317		99,688	93,060	79,662	36,816	37,550	42,608	7,422	1,499	332	169,474	159,895	138,098

Operating income	27,919	30,624	11,143	(1,214)		3,714	(899)		106,864	95,401	98,197	4,429	10,095	7,084	1,979	(186)	(319)	139,977	139,648	115,206
Depreciation and amortization	127	102	94	(51)		8	16		31	93	81	136	120	120	—	—	—	243	323	311
Other income	—	—	—	—		—	—		—	—	—	(18)	(3,500)	—	—	—		(18)	(3,500)	—
Interest (income) expense, net (d)	(13,035)	(10,566)	(9,461)	(151)		3	(2)		(17,514)	(17,386)	(16,459)	4,656	4,221	5,414	(875)	(564)	(577)	(26,919)	(24,292)	(21,085)
Equity in (earnings) loss in Real Estate and Other Affiliates (e)	—	—	—	—		—	—		(36,284)	(23,234)	(43,501)	—	—	—	—	—	—	(36,284)	(23,234)	(43,501)
EBT	$40,827	$41,088	$20,510	$(1,012)	(f)	$3,703	$(913)	(f)	$160,631	$135,928	$158,076	$(345)	$9,254	$1,550	$2,854	$378	$258	$202,955	$190,351	$179,481
(GAAP Basis) Residential Gross Margin %	67.6%	66.4%	67.9%	NM		NM	NM		48.4%	40.8%	54.0%	54.4%	52.0%	51.5%	51.4%	47.6%	NM	52.9%	46.5%	55.0%
(GAAP Basis) Commercial Gross Margin %	75.9%	71.8%	71.1%	NM		45.9%	NM		32.8%	87.3%	50.7%	(4.7)%	76.3%	60.2%	NM	NM	NM	38.3%	62.4%	62.8%

(a)	Land sales include deferred revenue from land sales closed in a previous period which met criteria for recognition in the current period.

(b)
Builder price participation revenue is based on an agreed-upon percentage of the sales price of homes closed relative to the base lot price which was paid by the homebuilders to us. This revenue fluctuates based upon the number and the prices of homes closed that qualify for builder price participation payments.

(c)	For the year ended December 31, 2017, Other land revenues includes two sales of utility easements at our Bridgeland community totaling $14.1 million less related costs of $3.7 million.

(d)
Interest expense, net reflects the amount of interest that is capitalized at the project level. Negative interest expense amounts relate to interest capitalized relating to debt assigned to our Operating Assets segment and corporate debt.

(e)	Equity in earnings in Real Estate and Other Affiliates reflects our share of earnings in The Summit joint venture which commenced lot sales in the second quarter of 2016.

(f)	The negative MPC segment EBT in Maryland in 2018 and 2016 is due to real estate taxes and administrative expenses.

(g)
Commercial land sales in The Woodlands in 2018 consisted of a 1.6-acre site that was acquired in 2014 at market value, as the original purchaser did not proceed with construction, our holding costs exceeded the 2018 sale price.

NM - Not Meaningful

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

The following schedules detail our residential and commercial land sales for the years ended December 31, 2018, 2017 and 2016:

Summary of Residential MPC Land Sales Closed for the Year Ended December 31,
	Land Sales			Acres Sold			Number of Lots/Units			Price per acre			Price per lot
($ in thousands)	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Bridgeland
Single family	$48,200	$30,429	$20,474	125.3	80.7	55.0	620	391	296	$385	$377	$372	$78	$78	$69
Change	17,771	9,955		44.6	25.7		229	95		8	5		—	9
% Change	58.4%	48.6%		55.3%	46.7%		58.6%	32.1%		2.1%	1.3%		—%	13.0%
Columbia
No residential land sales	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Summerlin
Superpad sites	136,246	110,223	96,843	240.8	201.5	231.7	786	1,164	1,071	566	547	418	173	95	90
Custom lots	8,485	10,515	13,865	4.0	5.1	7.4	6	11	15	2,121	2,062	1,874	1,414	956	924
Total	144,731	120,738	110,708	244.8	206.6	239.1	792	1,175	1,086	591	584	463	183	103	102
Change	23,993	10,030		38.2	(32.5)		(383)	89		7	121		80	1
% Change	19.9%	9.1%		18.5%	(13.6)%		(32.6)%	8.2%		1.2%	26.1%		77.7%	1.0%
The Woodlands
Single family	33,189	36,568	31,960	53.7	58.2	57.1	215	255	271	618	628	560	154	143	118
Change	(3,379)	4,608		(4.5)	1.1		(40)	(16)		(10)	68		11	25
% Change	(9.2)%	14.4%		(7.7)%	1.9%		(15.7)%	(5.9)%		(1.6)%	12.1%		7.7%	21.2%
The Woodlands Hills (a)
Single family	8,893	1,282	—	32.4	4.1	—	146	18	—	274	313	—	61	71	—
Change	7,611	1,282		28.3	4.1		128	18		(39)	313		(10)	71
% Change	593.7%	NM		690.2%	NM		711.1%	NM		(12.5)%	NM		(14.1)%	NM
Total residential land sales closed in period (b)	$235,013	$189,017	$163,142	456.2	349.6	351.2	1,773	1,839	1,653

(a)	The Woodlands Hills began closing land sales in the fourth quarter of 2017.

(b)
Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Land sales revenue for the years ended December 31, 2018, 2017 and 2016.

Summary of Commercial MPC Land Sales Closed for the Year Ended December 31,
	Land Sales			Acres Sold			Price per acre
($ in thousands)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Bridgeland
Not-for-profit	$—	$2,379	$—	—	9.0	—	$—	$264	$—
Other	1,398	—	—	2.4	—	—	583	—	—
Total	1,398	2,379	—	2.4	9.0	—	583	264	—
Change	(981)	2,379		(6.6)	9.0		319	264
% Change	(41.2)%	NM		(73.3)%	NM		120.8%	NM
Columbia
Medical	—	10,800	—	—	11.3	—	—	956	—
Change	(10,800)	10,800		(11.3)	11.3		(956)	956
% Change	NM	NM		NM	NM		NM	NM
Summerlin
Not-for-profit	2,356	—	348	5.9	—	10.0	399	—	35
Other	—	1,276	—	—	5.0	—	—	255	—
Total	2,356	1,276	348	5.9	5.0	10.0	399	255	35
Change	1,080	928		0.9	(5.0)		144	220
% Change	84.6%	266.7%		18.0%	(50.0)%		56.5%	628.6%
The Woodlands
Medical	—	—	10,405	—	—	4.3	—	—	2,420
Retail	1,362	—	—	1.6	—	—	851	—	—
Other	—	3,799	—	—	10.4	—	—	365	—
Total	1,362	3,799	10,405	1.6	10.4	4.3	851	365	2,420
Change	(2,437)	(6,606)		(8.8)	6.1		486	(2,055)
% Change	(64.1)%	(63.5)%		(84.6)%	141.9%		133.2%	(84.9)%
Total commercial land sales closed in period (a)	$5,116	$18,254	$10,753	9.9	35.7	14.3

(a)
Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Land sales for the years ended December 31, 2018, 2017 and 2016.

Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for our superpad sites and finished lots. Therefore, we use this statistic where relevant in our discussion of MPC operating results herein. Net new home sales reflect home sales made by homebuilders, less cancellations. Cancellations generally occur when a home-buyer signs a contract to purchase a home but later fails to qualify for a home mortgage or is unable to provide an adequate down payment to complete the home sale.

Supplementary Information for the Year Ended December 31,
	Net New Home Sales			Median Home Sales Price
($ in thousands)	2018	2017	2016	2018	2017	2016
Bridgeland	495	423	333	$383	$347	$328
Change	72	90		36	19
% Change	17.0%	27.0%		10.4%	5.8%

Columbia - No New Home Sales	N/A	N/A	N/A	N/A	N/A	N/A

Summerlin	1,276	1,022	682	575	564	540
Change	254	340		11	24
% Change	24.9%	49.9%		2.0%	4.4%

The Woodlands	343	340	248	465	533	557
Change	3	92		(68)	(24)
% Change	0.9%	37.1%		(12.8)%	(4.3)%

The Woodlands Hills	35	N/A	N/A	325	N/A	N/A
Change	N/A	N/A		N/A	N/A
% Change	N/A	N/A		N/A	N/A

Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue

The following table reconciles Total residential and commercial land sales closed in the years ended December 31, 2018, 2017 and 2016 to Land sales revenue for the respective periods. Total net recognized (deferred) revenue includes revenues recognized in the current period which are related to sales closed in prior periods, offset by revenues deferred on sales closed in the current period.

	For the Year Ended December 31,
(In thousands)	2018	2017	2016
Total residential land sales closed in period	$235,013	$189,017	$163,142
Total commercial land sales closed in period	5,116	18,254	10,753
Net recognized (deferred) revenue:
Bridgeland	553	6,722	3,780
Summerlin	7,049	20,063	29,596
Total net recognized (deferred) revenue	7,602	26,785	33,376
Special Improvement District revenue	14,174	14,539	8,047
Land sales	$261,905	$248,595	$215,318

Both the Houston area and Summerlin markets continue to experience population and job growth, which has resulted in strong demand for housing. Summerlin was recently ranked by RCLCO as the third highest selling master planned community, with Bridgeland also ranking 18th and The Woodlands ranking 42nd in the country for 2018. For the year ended December 31, 2018, our MPCs recorded the highest residential land sales in the Company's history. We expect demand to continue as manufacturing, construction and service sector job growth in Houston improved in 2018. Our strategy of expanding the offering of lots priced for homes under $500,000 within our communities has, and we believe will continue to result in continued homebuilder demand for land at Bridgeland, The Woodlands and The Woodlands Hills.

Houston

Bridgeland

Land sales revenues increased $10.6 million, or 26.9%, to $50.2 million, for the year ended December 31, 2018, compared to the same period in 2017 primarily as a result of higher residential land sales. Land sales revenues totaled $39.5 million for the year ended December 31, 2017, which was $15.3 million higher than the same period in 2016 as a result of higher residential land sales and the recognition of revenues deferred in previous periods.

Residential land sales for the year ended December 31, 2018 were higher compared to 2017 due to increased demand for products in the mid-range of the residential market. For the year ended December 31, 2018, Bridgeland sold 125.3 residential acres compared to 80.7 acres in 2017. We achieved an accelerated number of acres sold while realizing a modest increase in the average price per residential acre sold. The average price per residential acre increased $8,000, or 2.1%, to $385,000 for the year ended December 31, 2018 compared to $377,000 in 2017 as a result of contractual escalations in lot prices. Residential land sales for the year ended December 31, 2017 were higher compared to 2016 partially as a result of our development of additional lot sizes to accommodate homebuilders’ demand and the opening of Parkland Village, a new phase in the community. For the year ended December 31, 2017, Bridgeland sold 80.7 residential acres compared to 55.0 acres in 2016. The average price per residential acre increased $5,000, or 1.3%, to $377,000 for the year ended December 31, 2017 compared to $372,000 in 2016 as a result of the mix of lots sold.

One commercial site totaling 2.4 acres was sold to a daycare operator for 583,000 per acre for the year ended December 31, 2018 compared to two church sites totaling 9.0 acres sold at an average price of $264,000 per acre for the year ended December 31, 2017. There were no commercial land sales in 2016.

As of December 31, 2018, Bridgeland had 301 residential lots under contract, of which 299 are scheduled to close in 2019 for $20.1 million.

For the year ended December 31, 2018, builder price participation increased 43.0% compared to the same period in 2017 due to an increase in the number of homes closed. Builder price participation revenue decreased 47.2% for the year ended December 31, 2017 compared to 2016 due to a combination of lower priced homes being closed and adjustments to participation terms in our homebuilder contracts to meet current market conditions.

Other land revenues decreased for the year ended December 31, 2018 compared to 2017 and increased for the year ended December 31, 2017 compared to 2016 primarily due to the sale of utility easements generating $10.4 million in revenue, net of $3.7 million in related costs in 2017, which did not recur in 2018.

The Woodlands

Land sales revenues decreased $5.8 million, or 14.4%, to $34.6 million, for the year ended December 31, 2018, compared to the same period in 2017. Residential land sales revenues were down $3.4 million, or 9.2%, to $33.2 million primarily due to the volume and mix of lots sold, and commercial land sales were down $2.4 million, or 64.1%, to $1.4 million as the Company sold 8.8 fewer acres in 2018 compared to 2017, which is due to the Company’s shift to developing the majority of our commercial land internally instead of selling to third parties. Land sales revenues totaled $40.4 million for the year ended December 31, 2017, which was $2.0 million, or 4.7%, lower than the same period in 2016 as a result of a $4.6 million increase in residential land sales, offset by a $6.6 million decrease in commercial land sales.

For the year ended December 31, 2018, The Woodlands sold 53.7 residential acres compared to 58.2 acres in 2017 and the average price per residential acre decreased $10,000, or 1.6%, to $618,000 in 2018 compared to $628,000 in 2017. The decrease in price per residential acre is primarily due to the mix of lots sold. For the year ended December 31, 2017, The Woodlands sold 58.2 residential acres compared to 57.1 acres in 2016, and the average price per residential acre increased $68,000, or 12.1% to $628,000 in 2017 compared to $560,000 in 2016. The increase in price per residential acre is due primarily to the sale of lots in our premium East Shore neighborhood.

For the year ended December 31, 2018, The Woodlands sold a 1.6-acre commercial retail site for $851,000 per acre. The higher price per acre is due to the location being on a major thoroughfare.

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

At December 31, 2018, there were 325 residential lots under contract in The Woodlands, of which 251 are scheduled to close in 2019 for $39.7 million.

Builder price participation revenue decreased 64.6% and 54.4% for the years ended December 31, 2018 and 2017, respectively, compared to the respective prior year as contractual terms with our homebuilders were adjusted to align with the current Houston market.

The Woodlands Hills

Land sales revenues and Other land revenues increased $7.6 million and $0.5 million for the year ended December 31, 2018 compared to 2017, respectively, which was significantly higher than 2017 as the first phase of lots were delivered in December 2017. For the year ended December 31, 2018, The Woodlands Hills sold 32.4 residential acres compared to 4.1 acres in 2017. The average price per residential acre decreased $39,000, or 12.5%, to $274,000 for the year ended December 31, 2018 compared to $313,000 in 2017 as a result of the mix of lots sold.

As of December 31, 2018, there were 89 residential lots under contract in The Woodlands Hills, of which 73 are scheduled to close in 2019 for $5.2 million.

Land sales operations expense increased by $2.3 million, or 274.5%, for the year ended December 31, 2018 compared to 2017. This increase is attributable to 2018 being the first full year of operations at the MPC. We do not expect a significant increase in land sales operations expense in future years as the number of land sales continues to accelerate.

Maryland Communities

Our Columbia, Gateway, Emerson and Fairwood MPCs contain approximately 96 commercial acres remaining to be developed. Commercial land sales for the year ended December 31, 2017 relate to 11.3 acres sold for $10.8 million for proposed medical office buildings. There were no commercial land sales for the years ended December 31, 2018 or 2016. All of the residential inventory was sold out in prior years.

Summerlin

Land sales revenues increased $11.7 million, or 7.5%, for the year ended December 31, 2018, compared to the same period in 2017, due to increased superpad sales. Our land sales revenues totaled $156.6 million for the year ended December 31, 2017, which was $7.9 million, or 5.3%, higher than the same period in 2016 primarily as a result of a higher average price per acre on residential land sold. There were 1,276 new home sales in Summerlin for the year ended December 31, 2018, an increase of 24.9% over 2017.

Summerlin’s residential land sales for the year ended December 31, 2018 totaled 244.8 acres compared to 206.6 for the same period in 2017. In July and September 2018, we closed on the sales of 123 and 38 acres of residential land in Summerlin for a total sales price of $69.0 million and $22.1 million, respectively. The average price per acre for the year ended December 31, 2018 was $591,000, or 1.2% higher than the same period in 2017. The average price per acre for the year ended December 31, 2017 of $584,000 was $121,000, or 26.1%, higher than the average price per acre of $463,000 for the same period in 2016. The increase in the price per acre is due to the $40 million bulk sale of a 116.8-acre parcel at $342,000 per acre in 2016. This parcel required the buyer to install power and drainage facilities to the site and, as a result, warranted a lower price per acre compared to our typical superpad sales. However, the gross margin on this parcel sale was higher than normal due to lower development costs. Our residential gross margin for the year ended December 31, 2017 was lower than the same period in 2016 as our 2017 land sales consist of more steeply graded parcels which are more costly to develop.

During the year ended December 31, 2018, we sold a 5.9-acre church site for $399,000 per acre. During the year ended December 31, 2017, we sold a 5.0-acre parking site in Summerlin for $255,000 per acre. During the year ended December 31, 2016, we sold a 10.0-acre school site to the County in Summerlin for $35,000 per acre.

At December 31, 2018 a 20.0-acre superpad site was under contract and expected to close in 2019 for $13.1 million.

Builder price participation increased 20.8% and 13.9% for the years ended December 31, 2018 and 2017, respectively, primarily due to the increased number of actively selling neighborhoods and increased availability of product to choose from resulting in an increase in the number of home closings in both years.

The Summit

Land development began at The Summit, our joint venture with Discovery Land, in the second quarter of 2015, and the development continues to progress. The golf course was completed and opened to the members of the golf club in October 2017. The clubhouse and related amenities broke ground in November 2018 with construction expected to be completed in 2020. Custom lot closings began in the second quarter of 2016, and a total of 109 lots out of an anticipated 210 total lots have closed for $345.0 million through December 31, 2018. For the year ended December 31, 2018, 32 residential lots closed for $104.8 million, compared to

17 lots for $55.9 million for the same period in 2017. We recognized $36.3 million and $23.2 million in equity in earnings, and cash distributions of $10.0 million were received in the years ended December 31, 2018 and 2017, respectively. Please refer to Note 2 - Real Estate and Other Affiliates in our Notes to Consolidated Financial Statements for a description of the joint venture and further discussion.

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

The following table sets forth the MPC Net Contribution for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,			2018-2017	2017-2016
(In thousands)	2018	2017	2016	Change	Change
MPC segment EBT (a)	$202,955	$190,351	$179,481	$12,604	$10,870
Plus:
Cost of sales - land	124,214	121,116	95,727	3,098	25,389
Depreciation and amortization	243	323	311	(80)	12
MUD and SID bonds collections, net (b)	37,401	56,509	37,672	(19,108)	18,837
Distributions from Real Estate and Other Affiliates	10,000	10,000	22,900	—	(12,900)
Less:
MPC development expenditures	(195,504)	(193,087)	(149,592)	(2,417)	(43,495)
MPC land acquisitions	(8,826)	(4,391)	(94)	(4,435)	(4,297)
Equity in (earnings) loss in Real Estate and Other Affiliates	(36,284)	(23,234)	(43,501)	(13,050)	20,267
MPC Net Contribution	$134,199	$157,587	$142,904	$(23,388)	$14,683

(a)	For a detailed breakdown of our MPC segment EBT, refer to Note 17 - Segments in our Notes to Consolidated Financial Statements.

(b)	SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution decreased for the year ended December 31, 2018 compared to 2017 primarily due to lower MUD and SID bonds collections, net and higher Equity in earnings in Real Estate and Other Affiliates, partially offset by higher Land sales revenues. MPC Net Contribution increased for the year ended December 31, 2017 compared to 2016 primarily due to an increase in MUD and SID bonds collections, net in 2017.

The following table sets forth MPC land inventory activity for the years ended December 31, 2018 and 2017:

(In thousands)	Bridgeland	Columbia	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2016	$441,598	$22,428	$882,543	$219,970	$103,022	$1,669,561
Acquisitions	3,001	—	—	1,415	(25)	4,391
Development expenditures (a)	74,798	21	88,964	17,798	11,506	193,087
Cost of sales	(12,792)	(5,839)	(83,343)	(18,470)	(672)	(121,116)
MUD reimbursable costs (b)	(53,491)	—	—	(3,785)	(5,793)	(63,069)
Transfer to Strategic Development	—	—	(22,991)	(8,151)	—	(31,142)
Other	5,794	18	(12,940)	(2,728)	422	(9,434)
Balance December 31, 2017	$458,908	$16,628	$852,233	$206,049	$108,460	$1,642,278
Acquisitions	506	—	—	8,320	—	8,826
Development expenditures (a)	87,737	15	75,485	12,398	19,869	195,504
MPC Cost of sales	(16,097)	—	(87,229)	(16,563)	(4,325)	(124,214)
MUD reimbursable costs (b)	(59,842)			(2,521)	(7,994)	(70,357)
Transfer to Strategic Developments	(812)		(6,705)	(3,235)	—	(10,752)
Other (c)	3,451	(9)	(3,876)	(167)	1,976	1,375
Balance December 31, 2018	$473,851	$16,634	$829,908	$204,281	$117,986	$1,642,660

(a)	Development expenditures are inclusive of capitalized interest and property taxes.

(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

(c)	Primarily consists of changes in development expenditures payable.

Strategic Developments
Our Strategic Developments assets generally require substantial future development to maximize their value. Other than our condominium properties, most of the properties and projects in this segment do not generate revenues. Please see Note 1 - Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for a discussion of changes in accounting for condominium projects as a result of the New Revenue Standard on the Adoption Date. Our expenses relating to these assets are primarily related to costs associated with selling condominiums, marketing costs associated with our Strategic Developments, carrying costs including, but not limited to, property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Developments asset, we would expect that with the exception of the residential portion of our condominium projects, upon completion of development, the asset would likely be reclassified to Operating Assets when the asset is placed in service and NOI would become a meaningful measure of its operating performance. All development costs discussed herein are exclusive of land costs.
EBT for Strategic Developments are summarized as follows:

	Year Ended December 31,			2018 - 2017	2017 - 2016
(In thousands)	2018	2017	2016	Change	Change
Minimum rents	$1,183	$565	$447	$618	$118
Condominium rights and unit sales	357,720	464,251	485,634	(106,531)	(21,383)
Other land, rental and property revenues	17,059	8,206	455	8,853	7,751
Total revenues	375,962	473,022	486,536	(97,060)	(13,514)
Condominium rights and unit cost of sales	262,562	338,361	319,325	75,799	(19,036)
Other property operating costs	37,454	19,981	5,472	(17,473)	(14,509)
Real estate taxes	2,793	2,662	2,408	(131)	(254)
Rental property maintenance costs	1,951	560	359	(1,391)	(201)
Provision for doubtful accounts	15	(2)	63	(17)	65
Total operating expenses	304,775	361,562	327,627	56,787	(33,935)
Segment operating income	71,187	111,460	158,909	(40,273)	(47,449)
Depreciation and amortization	3,307	1,210	2,744	(2,097)	1,534
Other loss (income), net	(3,015)	(108)	(611)	2,907	(503)
Gains on sales of properties	—	(51,242)	(140,549)	(51,242)	(89,307)
Interest (income) expense, net	(18,767)	(25,467)	(17,437)	(6,700)	8,030
Equity in (earnings) loss from Real Estate and Other Affiliates	(2,124)	550	(10,515)	2,674	(11,065)
EBT	$91,786	$186,517	$325,277	$(94,731)	$(138,760)

Minimum rents primarily relate to projects that are nearing completion, contribute minimal rental revenue in all years presented and are included in the Strategic Developments segment as the project is not substantially complete. Minimum rents increased for the year ended December 31, 2018 compared to 2017 primarily due to Creekside Apartments revenues during the phasing in of the asset.
Condominium rights and unit sales decreased for the year ended December 31, 2018 compared to 2017 as it was meaningfully impacted by the New Revenue Standard on the Adoption Date; see Note 1 - Summary of Significant Accounting Policies for additional information. The New Revenue Standard makes the 2018 and prior periods no longer comparable. However, we view condominium closings as a useful metric across all periods. At Ward Village, we closed on 315 condominium units during the year ended December 31, 2018 compared to 326 units during the year ended December 31, 2017. The decrease in condominium closings is primarily attributable to the decrease in available inventory for sale at our two towers that have been delivered partially offset by closings at Ae‘o which started in the fourth quarter of 2018. As highlighted below, the overall pace of sales at Ward Village remains strong, and as of December 31, 2018, we have entered into contracts for 80.0% of the units at ‘A‘ali‘i since launching public sales in January 2018. At December 31, 2018, our five towers are 91.8% sold, and four and seven units remain to be sold at Anaha and Waiea, respectively. The decrease in condominium rights and unit sales for the year ended December 31, 2017 compared to 2016 is due to less revenues on a percentage of completion basis at our Waiea tower, which had sold 94.8% of its units, partially offset by more revenues from Anaha, Ae‘o and Ke Kilohana towers.
Other land, rental and property revenues increased in 2018 compared to the same periods in 2017 and 2016 primarily due to an increase in revenue from the Ward Village Homeowners’ Associations (“HOAs”) of $6.6 million as well as parking revenue generated at 250 Water Street after its acquisition in the second quarter of 2018. We began consolidating the HOAs for the Waiea and Anaha residential towers in 2017 and the HOAs for the Ae‘o and Ke Kilohana towers in 2018, however, all revenue and expense related to the HOAs are attributable to non-controlling interests and do not impact net income attributable to common stockholders.
Condominium rights and unit costs of sales decreased for the year ended December 31, 2018 compared to the same period in 2017 due to the adoption of the New Revenue Standard as of the Adoption Date; see Note 1 - Summary of Significant Accounting Policies. Condominium rights and unit costs of sales for the year ended December 31, 2018 represent costs associated with units closed at Anaha and Ae‘o as well as anticipated window repairs at Ward Village. Condominium rights and unit costs of sales for the years ended December 31, 2017 and 2016 represent development and construction costs relating to the revenues recognized on a percentage of completion basis at Waiea, Anaha, Ae‘o and Ke Kilohana and also includes costs related to sales at our Waiea tower which was opened to new homeowners at the end of 2016.
Other property operating costs increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to an increase in costs associated with the HOAs of $4.1 million, as well as the write-off of development costs related to canceled projects. Other property operating costs increased for the year ended December 31, 2017 compared to the same period in 2016 primarily due to opening and carrying costs associated with unsold inventory at Waiea and pre-opening costs at Anaha condominium projects, costs associated with various projects under development at the Seaport District, as well as costs associated with the HOAs at Waiea and Anaha as a result of the consolidation of the HOAs for these towers in 2017. All revenue and expense related to the HOAs are attributable to non-controlling interests and do not impact net income attributable to common stockholders.
Depreciation and amortization increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to the depreciation of model and manager units for condominium projects under the New Revenue Standard. Previously, the model and manager units were expensed to cost of sales with the related project. Under the New Revenue Standard, however, the model and manager units were placed in service and depreciated as of the Adoption Date. Depreciation and amortization decreased for the year ended December 31, 2017 compared to the same period in 2016 due to the IBM building being transferred to our Operating Assets segment in the second quarter of 2017.
Other income, net increased for the year ended December 31, 2018 compared to the same periods in 2017 and 2016 due to insurance proceeds received for Waiea and Ae‘o in 2018 with no comparable proceeds in previous years.
Gains on sales of properties for the year ended December 31, 2017, are primarily related to the sale of 36 acres of undeveloped land at The Elk Grove Collection, the sale of 70 acres of undeveloped land at Kendall Town Center, the sale of Century Plaza, and the sale of the Volo Land. The gross sales price of The Elk Grove Collection was $36.0 million and resulted in a pre-tax gain of $32.2 million. The gross sales price of Kendall Town Center was $40.5 million and resulted in a pre-tax gain of $20.2 million. Century Plaza and Volo Land sold for combined proceeds of $3.6 million and a combined net loss of $1.2 million. Gains on sales of properties for the year ended December 31, 2016 relate to the sale of 80 South Street Assemblage for net cash proceeds of $378.3 million, resulting in a pre-tax gain of $140.5 million. The 80 South Street Assemblage was a 42,694 square foot lot with 817,784 square feet of available development rights in the Seaport District. There were no sales for the year ended December 31, 2018.
Interest income, net decreased for the year ended December 31, 2018 compared to the same period in 2017 due to more assets being placed into service in 2018, and therefore, less interest capitalized. Interest income, net increased for the year ended December 31, 2017 compared to the same period in 2016 as we had more projects under construction in 2017, and therefore, capitalized more of our interest incurred.
Equity in earnings (loss) from Real Estate and Other Affiliates for the year ended December 31, 2018 is due to our share of earnings related to Circle T Ranch and Power Center and KR Holdings. Equity in earnings (loss) from Real Estate and Other Affiliates for the year ended December 31, 2016 is primarily related to our earnings from the sale of a certain land parcel by our Circle T Ranch and Power Center joint venture in June 2016, which did not recur in 2017 or 2018.
Strategic Developments Projects
The following describes the status of our major construction projects and announced Strategic Developments projects as of December 31, 2018. For projects that have been under construction for a substantial period and are nearing completion, please refer to the Projects under Construction table below for an update on the project’s individual metrics and associated timeline for completion. For information on the construction financings on our projects, please refer to Note 7 - Mortgages, Notes and Loans Payable, Net in our Notes to Consolidated Financial Statements.
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

We are continuing predevelopment activities on our neighborhood within the Downtown Columbia Redevelopment District, the Lakefront District. We received approval of the final Development Plan for a portion of the Lakefront District in 2018. Additionally, we expect to receive approval of the final Development Plan for a second portion of the Lakefront District in 2019.

TIF bonds
In November 2016, the Howard County Council authorized the issuance of up to $90.0 million of TIF bonds for the Downtown Columbia Redevelopment District’s master plan. The Final Limited Offering Memorandum for the first tranche relates to the Merriweather District, and closing on the $48.2 million of Series 2017 A Special Obligation Bonds (“Phase One Bonds”) occurred in October 2017. As part of the legislation approved concurrently with TIF legislation in 2016, an additional 744 residential units may be constructed for the local community to provide for affordable housing needs, which would, if built, increase the previous density to over 6,200 residential units. The TIF will provide capital for the development of key roads and infrastructure supporting our local office buildings and other commercial development within the Merriweather District. The Phase One Bonds are secured by incremental property taxes from the anticipated increased assessed values of specified properties in the Downtown Columbia Development District, and “Special Taxes” which may be levied if necessary to fund the debt service and other costs of the bonds in the event there is a shortfall in the projected property tax increment. We, through our wholly-owned subsidiaries, currently own the majority of the acreage in the Development District, and all of the developable land within the “Special Taxing District.” In the Funding Agreement for the TIF, one of our wholly-owned subsidiaries, The Howard Research and Development Corporation, has agreed to complete certain defined public improvements and to indemnify Howard County, and we have guaranteed these obligations, with a limit of $1.0 million, expiring 36 months after bond issuance. During the year, we received reimbursements of $22.7 million from the first tranche of $38.5 million in TIF bonds issued by Howard County.
6100 Merriweather and shared parking garage
In 2017, we announced construction of 6100 Merriweather, a 12-story, Class-A mixed-use office building. Construction began in 2018, with planned completion of the project in the third quarter of 2019. 6100 Merriweather will consist of approximately 307,000 rentable square feet of office and 13,000 square feet of retail space. Building amenities will include a rooftop terrace with conference and meeting space that overlooks the Merriweather Post Pavilion concert venue and a fitness center at the ground level with direct access to the 100-mile running and biking pathway network throughout Columbia. A nine‐level parking garage that will provide parking for the office, retail and community events will be constructed in two phases as part of the project for a total of approximately 2,000 spaces at completion. Total development costs are expected to be approximately $138 million, and in the third quarter of 2018, we closed on an $89.8 million financing for this project. As of December 31, 2018, approximately 50% of the building is pre-leased to Tenable, Inc. We expect to reach annual stabilized NOI of approximately $9.2 million in 2023.
Columbia Multi-family
Columbia Multi-family will be a seven-story, 382-unit multi-family development with 56,755 square feet of retail on the ground level. The project will include a 563 space parking garage, a fitness center and yoga studio, a clubroom with an outdoor terrace, a swimming pool, along with other amenities. Total development costs are expected to be approximately $116 million, and we closed on an $85.7 million construction loan for this project in the third quarter of 2018. We began construction in the second quarter of 2018 and anticipate project completion in 2019. We expect to reach projected annual stabilized NOI of $9.2 million in 2023.
Sterrett Place
In November 2017, we acquired the note secured by the land and improvements of this 119,000 square foot office building for a purchase price of $5.3 million. In 2018, we foreclosed on the property, resulting in the acquisition of the land and improvements. We are currently evaluating the highest and best use for this asset.

The Woodlands

100 Fellowship Drive
In November 2016, we entered into a build-to-suit arrangement to develop a three-story, 203,000 rentable square foot medical building with approximately 550 surface parking spaces. The building is 100% pre-leased as of December 31, 2018. Total development costs are expected to be approximately $63 million. We began construction in the second quarter of 2017 and anticipate project completion in the second quarter of 2019. We expect to reach projected annual stabilized NOI of $5.1 million in 2019. The project is financed with a $51.4 million construction loan, which is non-recourse to us.
Two Lakes Edge

Two Lakes Edge is our second apartment complex in Hughes Landing, a 66-acre mixed-use development in The Woodlands. The project will be an eight-story, Class-A, 386-unit multi-family development with retail and a restaurant on the ground level. Community amenities include a resort-style pool and outdoor entertainment area overlooking Lake Woodlands, a Sky Lounge, built-in wine storage, a fitness center with a large yoga room and an outdoor fitness lawn. Total development costs are expected to be approximately $108 million which will be partially financed with a $74.0 million construction loan. We began construction in the second quarter of 2018 and anticipate project completion in 2020. We expect to reach projected annual stabilized NOI of $8.5 million in 2024.
Creekside Park West
Creekside Park West will be the second phase of retail in Creekside Village and will include a 42,389 square foot theater and 30,235 square feet of inline retail. The project, which is anchored by Moviehouse & Eatery, is a walkable amenity to current and future multi-family product in Creekside Park and is currently 54% pre-leased. Total development costs are expected to be approximately $23 million which are expected to be partially financed with a $17.5 million construction loan. We began construction in the fourth quarter of 2018 and anticipate project completion in 2019. We expect to reach projected annual stabilized NOI of $2.2 million in 2022.
Bridgeland
Lakeside Row
Lakeside Row is our first apartment complex within Bridgeland. The project will be a 312-unit, multi-family development located at the northeast corner of Bridgeland Creek Parkway and Mason Road, situated on approximately 15.0 acres. The project is comprised of two, four-story garden style buildings, comprising 192 units and 12 townhome style buildings consisting of 120 units. The project also offers best in class finishes and amenities unique to the market, including a 24/7 fitness center, clubhouse with full kitchen, pool, pet care center, storage and children’s area. Construction began in the second quarter of 2018, and we closed on a $34.2 million construction loan in the third quarter of 2018. Total development costs are expected to be approximately $48 million, and project completion is anticipated for the fourth quarter of 2019. We expect to reach annual stabilized NOI of approximately $3.9 million in 2021.
Seaport District
The revitalization of Lower Manhattan into a media and entertainment hub continues in our Seaport District, which encompasses several city blocks along the East River waterfront and includes (i) the Uplands, which is west of the FDR Drive and consists of approximately 183,000 square feet of retail space, including the 100,000 square foot Fulton Market Building, a portion of which was placed in service in the fourth quarter of 2016, and (ii) approximately 213,000 square feet of experiential retail, studio and creative office space at Pier 17, which opened throughout 2018, with an additional 53,396 square feet at the Seaport District NYC - Tin Building located east of the FDR Drive, which is under development and discussed further below.
Seaport District NYC - Tin Building
In January 2017, we executed a ground lease amendment with the City of New York, incorporating the Seaport District NYC - Tin Building into our leased premises and modifying other related provisions. As part of the asset's redevelopment, important historical elements are being salvaged and catalogued during the building’s deconstruction. We are in the process of completing reconstruction of the platform pier where the Seaport District NYC - Tin Building previously stood and will restore the building. The project includes construction of turn-key, interior fit-out for the Food Hall space, leased by Jean-Georges Vongerichten, which will feature a variety of fresh specialty foods, seafood, exceptional dining experiences and other products.
250 Water Street
We acquired 250 Water Street in the second quarter of 2018. This one-acre site, currently used as a parking lot, is at the entrance of the Seaport District and encompasses a full city block bounded by Peck Slip, Pearl Street, Water Street, and Beekman Street. We are currently evaluating the highest and best use for this asset.
Summerlin
Downtown Summerlin Area
Summerlin’s developing urban core is comprised of nearly 400 acres and is centrally located within Summerlin with easy access to the Las Vegas Valley’s 215 Beltway. It is currently home to our Downtown Summerlin retail asset, an approximately 106-acre fashion, dining and entertainment venue, the new City National Arena, home to the Vegas Golden Knights NHL team’s practice facility and the new Summerlin Ballpark discussed below. There are approximately 170 acres of land available for development.
Tanager Apartments
We commenced construction on Tanager Apartments in the first quarter of 2018. The project will be a 267-unit, multi-family development in Downtown Summerlin, situated on approximately 9.0 acres, in close proximity to our Downtown Summerlin retail venue. The project is comprised of three garden–style, walk–up residential buildings with elevators, surface parking, 22 tuck under garages, a clubhouse with an attached pool and an amenity area. We closed on construction financing of approximately $44.1 million during the first quarter of 2018. Total development costs are expected to be approximately $59 million. We expect to complete this project in the third quarter of 2019 and reach projected annual stabilized NOI of approximately $4.4 million in the third quarter of 2020.
Summerlin Ballpark
In October 2017, we announced the development of a new ballpark for our wholly-owned Las Vegas Aviators Triple-A professional baseball team and signed a 20-year, $80.0 million naming rights agreement for the future stadium with the Las Vegas Convention and Visitor’s Authority. The approximately 10,000-fan capacity ballpark will be located on nine acres in the Downtown Summerlin area and serve as another amenity for the rapidly growing retail and entertainment destination in the heart of Summerlin’s urban core. The ballpark will also host civic, community, nonprofit and sporting events. We began construction during the first quarter of 2018 and closed on construction financing of $51.2 million during the third quarter of 2018. The Ballpark is expected to cost approximately $122 million and contribute approximately $7.0 million to our NOI upon stabilization.
Ward Village
We continue to transform Ward Village into a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets. We believe we have found the optimal mix of price point and product in the Honolulu market for condominium development as evidenced by the demand for our condominium projects discussed below. The ongoing construction at our five mixed-use projects includes the construction of approximately 125,836 square feet of new retail to serve our new residents and the community at large. In addition, during the last half of 2017, we removed 226,466 square feet of old retail space from service to prepare it for redevelopment. Many of the tenants occupying the closed space were relocated within Ward Village. As we move forward with the execution of our master plan which ultimately contemplates a total of approximately 1.0 million square feet of retail at completion, we will periodically redevelop the older existing retail space and replace it as part of new mixed-use projects.
Condominium Projects Delivered or Under Construction
Sales contracts for condominium units are subject to a 30-day rescission period, and the buyers are typically required to make an initial deposit at signing and an additional deposit 30 days later at which point their total deposit becomes non-refundable. Buyers are typically then required to make a final deposit within approximately 90 days of our receipt of their second deposit. Certain buyers are required to deposit the remainder of the sales price on a predetermined pre-closing date, which is specified in the sales contracts for each condominium project. Contracted amounts disclosed below represent sales that are past the 30-day rescission period.

Ward Village Condominiums as of December 31, 2018
($ in millions)	Total Units	Closed or Under Contract	Percent of Units Sold	Total Projected Costs	Costs Paid to Date	Estimated Completion Date
Waiea	174	167	96.0%	$452.0	$403.4	Open
Anaha	317	313	98.7%	401.3	386.6	Open
Ae‘o	465	461	99.1%	428.5	380.1	Open
Ke Kilohana	423	413	97.6%	218.9	174.7	Q2 2019
‘A‘ali‘i	750	600	80.0%	411.8	22.6	Q2 2021
Total under construction	2,129	1,954	91.8%	$1,912.5	$1,367.3

Waiea –We have entered into 167 contracts and closed on 165 of the 174 units as of December 31, 2018. These units under contract and closed represent 96.0% and 94.8% of total units, respectively, and 91.8% and 90.1%, of the total residential square feet available for sale, respectively, as of December 31, 2018. The retail portion of the project is 100% leased and has been placed in service. Total development costs are expected to be approximately $452 million.
Anaha – We have entered into contracts and closed on 313 of the 317 units as of December 31, 2018. These units under contract and closed represent 98.7% of total units and 96.3% of the total residential square feet available for sale as of December 31, 2018. Additionally, we have leased and placed in service 78.9% of the 16,100 square feet of retail space. Total development costs are expected to be approximately $401 million.
Ae‘o – We have entered into 461 contracts and closed on 299 of the 465 units as of December 31, 2018. These units under contract and closed represent 99.1% and 64.3% of total units, respectively, and 98.6% and 62.4% of the total residential square feet available for sale, respectively, as of December 31, 2018. We have closed an additional 161 units, reflecting 460 or 98.9% of total closed units as of February 22, 2019. The retail portion of the project is 99.0% leased and has been placed in service. Total development costs are expected to be approximately $429 million.
Ke Kilohana – We have entered into contracts for 413 of the 423 units as of December 31, 2018. These units under contract represent 97.6% of total units available for sale as of December 31, 2018. We entered into five additional contracts through February 22, 2019. As previously announced, we have pre-leased all of the approximately 22,000 square feet of available retail space to CVS/Longs Drugs. Total development costs are expected to be approximately $219 million.
‘A‘ali‘i – ‘A‘ali‘i will be a 42-story, 750-unit mixed-use condominium project located off of Queen Street next to Ae‘o and the flagship Whole Foods Market. The project will consist of studio, one and two-bedroom residences and will include 150 workforce units under the Hawai‘i Community Development Authority (“HCDA”) Reserved Housing Program. The units will range from approximately 300 square feet to 900 square feet. Additionally, there will be up to 15,000 square feet of new street level retail and one acre of indoor and outdoor amenities for residents. Public sales launched in January 2018, and we broke ground on October 15, 2018, expanding the selection of new homes at Ward Village. We have entered into contracts for 600 of the 750 units as of December 31, 2018. We entered into six additional contracts through February 22, 2019. These units under contract represent 80.0% and 80.8% of total units and 75% and 76.0% of the total residential square feet available for sale as of December 31, 2018 and February 22, 2019, respectively. Total development costs are expected to be approximately $412 million.
Kô‘ula – As a result of strong demand demonstrated by sales at ‘A‘ali‘i, we launched public sales of our sixth condominium project at Ward Village. Kô‘ula will be a 41-story, 565-unit mixed-use condominium project located on Auahi Street between the Ward Entertainment Center and Victoria Ward Park. The project will consist of studio, one, two and three-bedroom residences. The units will range from approximately 300 square feet to 1,450 square feet. Additionally, there will be up to 35,000 square feet of commercial leasable area, 10,800 square feet of open space, and 58,000 square feet of recreational space. Public sales launched in January 2019. We have entered into contracts for 252 of the 565 units as of February 22, 2019 which represent 44.6% of total units. These 252 contracts represent only those contracts past the 30-day rescission period.
Kewalo Basin Harbor - Kewalo Basin Harbor is a harbor that leases slips for charter, commercial fishing and recreational vessels. It is located in Honolulu across Ala Moana Boulevard from Ward Village. In August 2014, we entered into a 35-year lease with a 10-year extension option with the HCDA to make improvements, manage, and serve as the operator of Kewalo Basin Harbor. During the third quarter of 2017, we began capital improvement activities, and completion is expected in 2019. The planned improvements include replacement of the existing pier decking, addition of a fueling facility, improved security features and upgraded access to utilities. These modernization efforts focus on achieving a market-leading boating facility to drive occupancy. Total development costs are expected to be approximately $24.5 million, and in the third quarter of 2017, we closed on an $11.6 million partial recourse construction loan to finance this project. We anticipate annual stabilized NOI of approximately $1.5 million in the first quarter of 2020.
Other Development Projects
110 North Wacker
During the first quarter of 2018, we completed demolition and began construction of a new 1.5 million square foot office building at 110 North Wacker in Chicago, Illinois. During the second quarter of 2018, we executed a joint venture agreement with USAA related to the project and closed on a $494.5 million construction loan for 110 North Wacker, of which we guaranteed approximately $89.0 million. During the third quarter of 2018, upon expanding the original plans for the building due to strong leasing demand, we closed on an amendment to increase the $494.5 million construction loan to $512.6 million and simultaneously increased our guarantee to approximately $92.3 million. The total project costs are estimated to be $713 million, which we expect will generate a 7.9% unlevered yield on cost. We expect to complete the project in 2020.
Projects Under Construction
The following table summarizes our projects under construction and related debt held in Operating Assets and Strategic Developments as of December 31, 2018. Projects that are substantially complete and which have been placed into service in the Operating Assets segment are included in the following table if the project has more than $1.0 million of estimated costs remaining to be incurred. Typically, these amounts represent budgeted tenant allowances necessary to bring the asset to stabilized occupancy. Tenant build-out costs represent a significant portion of the remaining costs for the following properties in the Operating Assets segment:

•	One Merriweather

•	Two Merriweather

•	1725-35 Hughes Landing Boulevard

•	Lake Woodlands Crossing Retail

•	Three Hughes Landing

•	Aristocrat

•	Two Summerlin

•	Lakeland Village Center at Bridgeland

The total estimated costs and costs paid are prepared on a cash basis to reflect the total anticipated cash requirements for the projects. This table does not include projects for which construction has not yet started.

($ in thousands)	Total Estimated Costs (a)	Costs Paid Through December 31, 2018 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Holdback to be Drawn	Debt to be Drawn (c)	Costs Remaining to be Paid, Net of Debt and Buyer Deposits/Holdbacks to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
Columbia
One Merriweather	$78,187	$74,663	$3,524	$—	$—	$3,524	(e)(g)	Open
Two Merriweather	40,941	32,524	8,417	—	9,156	(739)	(e)(f)	Open
The Woodlands
1725-1735 Hughes Landing Boulevard	206,356	191,537	14,819	—	—	14,819	(e)(g)	Open
Creekside Park Apartments	42,111	35,961	6,150	—	30,000	(23,850)	(f)(k)	Open
Lake Woodlands Crossing Retail	15,381	9,311	6,070	—	6,049	21	(d)(e)	Open
Three Hughes Landing	90,162	75,461	14,701	—	13,929	772	(d)(e)	Open
Seaport District
Seaport District NYC - Pier 17 and Historic Area / Uplands	624,713	526,941	97,772	—	—	97,772	(h)(l)	Open
Summerlin
Aristocrat	46,661	33,376	13,285	—	9,973	3,312	(d)	Open
Two Summerlin	49,320	36,243	13,077	—	19,139	(6,062)	(e)(f)	Open
Bridgeland
Lakeland Village Center at Bridgeland	16,274	14,250	2,024	—	—	2,024	(e)(g)	Open
Other
Kewalo Basin Harbor	24,454	14,433	10,021	—	8,063	1,958	(d)	2019
Total Operating Assets	1,234,560	1,044,700	189,860	—	96,309	93,551

Strategic Developments
Chicago
110 North Wacker	712,962	128,467	584,495	—	548,757	35,738	(i)	2020
Columbia
6100 Merriweather and Garage	138,221	36,258	101,963	—	89,844	12,119	(h)	Q3 2019
Columbia Multi-family	116,386	23,532	92,854	—	85,657	7,197	(h)	Q4 2019
The Woodlands
100 Fellowship Drive	63,278	46,110	17,168	—	15,945	1,223	(d)	Q2 2019
Creekside Park West	22,625	372	22,253	—	—	22,253	(j)	Q4 2019
Hughes Landing Daycare	3,206	278	2,928	—	—	2,928	(h)	Q1 2019
Two Lakes Edge	107,706	10,457	97,249	—	74,035	23,214	(h)	2020
Bridgeland
Lakeside Row	48,412	10,548	37,864	—	34,231	3,633	(h)	Q4 2019
Seaport District
Seaport District NYC - Tin Building	159,982	35,335	124,647	—	—	124,647	(h)	Q4 2020
Summerlin
Tanager Apartments	59,276	24,470	34,806	—	44,100	(9,294)	(f)	Q3 2019
Summerlin Ballpark	122,452	53,736	68,716	—	24,465	44,251	(h)(m)	Q2 2019
Ward Village
‘A‘ali‘i	411,777	22,596	389,181	71,196	—	317,985	(h)	Q2 2021
Ae‘o	428,508	380,099	48,409	—	—	48,409	(d) (n)	Open
Anaha	401,314	386,554	14,760	—	—	14,760	(o)	Open
Ke Kilohana	218,898	174,686	44,212	3,022	38,555	2,635	(d)	Q2 2019
Waiea	452,041	403,400	48,641	—	—	48,641	(o)(p)	Open
Total Strategic Developments	3,467,044	1,736,898	1,730,146	74,218	955,589	700,339
Combined Total at December 31, 2018	$4,701,604	$2,781,598	$1,920,006	$74,218	$1,051,898	$793,890

			‘A‘ali‘i estimated financing			(293,700)
			Creekside West Retail estimated financing			(17,469)
Estimated costs to be funded net of financing, assuming closing on estimated financing						$482,721

(a)
Total Estimated Costs represent all costs to be incurred on the project which include construction costs, demolition costs, marketing costs, capitalized leasing, payroll or project development fees, deferred financing costs and advances for certain accrued costs from lenders and excludes land costs and capitalized corporate interest allocated to the project. Total Estimated Costs for assets at Ward Village and Columbia exclude master plan infrastructure and amenity costs at Ward Village and Merriweather District.

(b)	Costs included in (a) above which have been paid through December 31, 2018.

(c)	With respect to our condominium projects, remaining debt to be drawn is reduced by deposits utilized for construction.

(d)	Positive balances represent cash drawn in advance of costs paid.

(e)	Final completion is dependent on lease-up and tenant build-out.

(f)
Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to December 2018 costs that were paid by us but not yet reimbursed by our lenders. We expect to receive funds from our lenders for these costs in the future.

(g)	Construction loans for One Merriweather, 1725-1735 Hughes Landing Boulevard and Lakeland Village Center have been repaid in full.

(h)	Positive balances represent cash equity to be invested.

(i)
110 N Wacker Total Estimated Costs excludes the land value of $86.0 million; The Debt to be Drawn includes future draws on the construction loan and anticipated equity partner and JV partner contributions. Costs Remaining to be Paid represent our remaining equity commitment. At loan closing, we received a $52.2 million cash distribution from the venture and will reinvest funds over future periods to meet its remaining equity commitment.

(j)	Positive balances represent future spending which we anticipate will be funded through a combination of construction loans which we are currently seeking and equity.

(k)
The Woodlands Master Credit Facility was increased by $30.0 million in April of 2017 to fund the construction of Creekside Park Apartments. The additional funds are available to be drawn, but we have not drawn down the facility to date.

(l)
Seaport District NYC - Pier 17 and Historic Area / Uplands Total Estimated Costs and Costs Paid Through December 31, 2018 include costs required for the Pier 17 and Historical Area/Uplands and are gross of insurance proceeds received to date.

(m)	Excludes costs to acquire the Las Vegas Aviators.

(n)	The Ae‘o facility was repaid in December 2018 in conjunction with closing on the sales of units at the property.

(o)	The Waiea and Anaha facility was repaid on October 27, 2017 in conjunction with the closing of a substantial portion of Anaha and Waiea.

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

	Year Ended December 31,			2018-2017	2017-2016
(In thousands)	2018	2017	2016	Change	Change
General and administrative	$104,625	$89,882	$86,588	$(14,743)	$(3,294)
Corporate interest expense, net	47,677	48,700	52,460	1,023	3,760
Loss on redemption of senior notes due 2021	—	46,410	—	46,410	(46,410)
Warrant liability loss	—	43,443	24,410	43,443	(19,033)
(Gain) on acquisition of joint venture partner's interest	—	(23,332)	(27,088)	(23,332)	(3,756)
Loss (gain) on disposal of operating assets	4	(3,868)	1,117	(3,872)	4,985
Corporate other expense, net	866	45	(6,241)	(821)	(6,286)
Corporate gains on sales of properties	—	(125)	—	(125)	125
Equity in earnings in Real Estate and Other Affiliates	(17)	453	—	470	(453)
Corporate depreciation and amortization	9,438	8,298	6,496	(1,140)	(1,802)
Demolition Costs	17,329	1,923	2,212	(15,406)	289
Development related marketing costs	29,250	20,504	22,184	(8,746)	1,680
Provision (benefit) for income taxes	15,492	(45,801)	118,450	(61,293)	164,251
Total Corporate and other items	$224,664	$186,532	$280,588	$(38,132)	$94,056
General and administrative expenses increased for the year ended December 31, 2018 compared to the same period in 2017 due to increased labor costs as a result of higher headcount, as well as recognition of restricted stock awards and newly granted option awards, partially offset by forfeitures. Labor costs were meaningfully impacted by additional headcount at the Seaport District as we open new operating businesses, resulting in an increase of approximately $4.2 million over the prior year. The increase in stock compensation expense accounted for approximately $2.8 million of the increase over the prior year. General and administrative expenses increased for the year ended December 31, 2017 compared to the same period in 2016 due to higher labor costs relating generally to increases in salaries.
Corporate interest expense, net decreased for the year ended December 31, 2018 compared to the same period in 2017 and from December 31, 2017 compared to the same period in 2016 primarily due to increased interest income as a result of increases in market interest rates and investing excess cash on hand in competitive investments yielding higher interest rates. See further discussion in Note 7 - Mortgages, Notes and Loans Payable, Net in our Notes to Consolidated Financial Statements.
Loss on redemption of senior notes due in 2021 for the year ended December 31, 2017 is due to the redemption in the first quarter of 2017 of our $750.0 million 6.875% senior notes due in 2021. See further discussion in Note 7 - Mortgages, Notes and Loans Payable, Net in our Notes to Consolidated Financial Statements.
Warrant liability loss decreased for the year ended December 31, 2018 compared to the same period in 2017 and increased for the year ended December 31, 2017 compared to the same period in 2016 as all warrants which qualified for liability accounting treatment and were marked-to-market periodically were exercised and settled as of December 31, 2017. See further discussion in Note 13 - Warrants in our Notes to Consolidated Financial Statements.
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
Corporate other expense, net for the year ended December 31, 2017 increased compared to the same period in 2016 due to the Seaport District insurance proceeds received in the year ended December 31, 2016 which did not recur in 2017.
Corporate depreciation and amortization increased for the year ended December 31, 2018 compared to the same period in 2017, as well as the year ended December 31, 2017 compared to the same period in 2016, primarily due to higher balances of depreciable assets being in service in each year.
Demolition costs increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to costs related to demolition at Seaport District NYC - Tin Building and 110 North Wacker.
Development related marketing costs increased for the year ended December 31, 2018 compared to the same period in 2017, primarily related to increased marketing at Ward Village and the Seaport District.
Provision (benefit) for income taxes increased for the year ended December 31, 2018 compared to the same period in 2017 and decreased for the year ended December 31, 2017 compared to the same period in 2016 due to the Tax Act which resulted in a reduction in the federal income tax rate from 35% to 21% in 2017. As a result, we had an income tax benefit in 2017 that did not recur in 2018.
Capitalized internal costs
The following table represents our capitalized internal costs by segment for the years ended December 31, 2018, 2017 and 2016:

	Capitalized Internal Costs			Capitalized Internal Costs Related to Compensation Costs
	Year Ended December 31,			Year Ended December 31,
(In millions)	2018	2017	2016	2018	2017	2016
MPC segment	$9.6	$9.6	$9.7	$7.6	$7.7	$7.6
Operating Assets segment	0.2	2.5	5.3	0.2	2.1	4.0
Strategic Developments segment	30.1	24.9	24.2	26.4	21.1	18.5
Total	$39.9	$37.0	$39.2	$34.2	$30.9	$30.1
Capitalized internal costs (which include compensation costs) for the year ended December 31, 2018 decreased for Operating Assets as compared to 2017 primarily due to fewer projects under development in the current year in Operating Assets. The capitalized internal costs increased for Strategic Developments due to the increase in projects at several locations as well as increased personnel for the additional projects. As projects continue to begin construction, internal costs will continue to be capitalized within these segments.
Capitalized internal costs (which include compensation costs) for the year ended December 31, 2017 decreased compared to 2016 primarily due to fewer projects under development in the current year for the Operating Assets segment. The capitalized internal costs slightly increased for the Strategic Developments segment due to the increases in projects at several locations. At the MPC segment, capitalized internal costs slightly decreased for the year ended December 31, 2017 due to fluctuations in the level of development activity at our newer MPCs.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in MPC, cash generated from our operating assets, condominium closings, deposits from condominium sales (which are restricted to funding construction of the related developments), first mortgage financings secured by our assets and the corporate bond markets. Additionally, strategic sales of certain assets may provide additional cash proceeds to our operating or investing activities. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next 12 months. The development and redevelopment opportunities in Operating Assets and Strategic Developments are capital intensive and will require significant additional funding, if and when pursued. Any additional funding, if available, would be raised with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time. We cannot provide assurance that financing arrangements for our properties will be on favorable terms or occur at all, which could have a negative impact on our liquidity and capital resources. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our projects. We also provided a completion guarantee to the City of New York for the redevelopment of Seaport District NYC - Pier 17 and Seaport District NYC - Tin Building.

Total outstanding debt was $3.2 billion as of December 31, 2018. Please refer to Note 7 - Mortgages, Notes and Loans Payable, Net in our Notes to Consolidated Financial Statements for a table showing our debt maturity dates. Certain mortgages may require paydowns in order to exercise contractual extension terms. Our proportionate share of the debt of our Real Estate and Other Affiliates, which is non-recourse to us, totaled $96.2 million as of December 31, 2018.

The following table summarizes our net debt on a segment basis as of December 31, 2018. Net debt is defined as mortgages, notes and loans payable, including our ownership share of debt of our Real Estate and Other Affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

(In thousands) Segment Basis (a)	Master Planned Communities		Operating Assets		Strategic Developments		Segment Totals	Non- Segment Amounts	Total December 31, 2018
Mortgages, notes and loans payable	$231,384	(b)	$1,728,109	(d)	$339,494		$2,298,987	$978,411	$3,277,399
Less: cash and cash equivalents	(151,519)	(c)	(71,124)	(e)	(32,251)	(f)	(254,894)	(302,301)	(557,195)
Special Improvement District receivable	(18,838)		—		—		(18,838)	—	(18,838)
Municipal Utility District receivables, net	(222,269)		—		—		(222,269)	—	(222,269)
TIF receivable	—		—		(2,470)		(2,470)	—	(2,470)
Net Debt	$(161,242)		$1,656,985		$304,773		$1,800,516	$676,110	$2,476,626

(a)	Please refer to Note 17 - Segments in our Notes to Consolidated Financial Statements.

(b)	Includes our $4.8 million share of debt of our Real Estate and Other Affiliates in MPC related to The Summit joint venture.

(c)	Includes MPC cash and cash equivalents, including $55.4 million of cash related to The Summit joint venture.

(d)	Includes our $91.4 million share of debt of our real estate and other affiliates in Operating Assets (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, Mr. C Seaport and m.flats/TEN.M)

(e)
Includes our $1.1 million share of Cash and cash equivalents of our Real Estate and Other Affiliates in Operating Asset (Woodlands Sarofim #1, The Metropolitan Downtown Columbia and Stewart Title of Montgomery County, TX, Mr. C Seaport and m.flats/TEN.M).

(f)
Includes our $0.9 million share of Cash and cash equivalents of our Real Estate and Other Affiliates in Strategic Developments (KR Holdings, LLC, HHMK Development, LLC and Circle T Ranch and Power Center).

Cash Flows
Operating Activities
The cash flows and earnings generated from each business segment’s activities will likely vary significantly from year to year given the changing nature of our development focus. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2018. Operating cash continued to be utilized in 2018 to fund ongoing development expenditures in our Strategic Developments and MPC segments, consistent with prior years.
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
Net cash provided by operating activities was $210.5 million for the year ended December 31, 2018 compared to net cash provided by operating activities of $165.6 million for the year ended December 31, 2017. The $45.0 million net increase in cash from operating activities in 2018 was primarily related to the timing of condominium development expenditures.
The $73.5 million net decrease in cash from operating activities in the year ended December 31, 2017 compared to December 31, 2016 was primarily related to increased MPC segment development expenditures, as well as increased condominium development expenditures.
Investing Activities
Net cash used in investing activities was $841.8 million, $315.6 million, and $34.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Cash used for property developments expenditures and operating property improvements, was $625.2 million, $390.4 million, and $432.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increased development expenditures in 2018 compared to 2017 relate primarily to ongoing development activity at 110 North Wacker, the Seaport District, Summerlin Ballpark, 6100 Merriweather and 100 Fellowship Drive.
The lower development spending in 2017 compared to the prior year relate primarily to lower spending on construction of One Merriweather, HHC 242 Self-Storage, HHC 2978 Self-Storage, Waiea and others. The decreased development expenditures were offset by less cash provided from proceeds from disposition of assets for the year ended December 31, 2017 compared to 2016. For the year ended December 31, 2016, net proceeds from the disposition of assets totaled $378.3 million and related to the sale of the 80 South Street Assemblage.
Financing Activities
Net cash provided by financing activities was $391.2 million for the year ended December 31, 2018. The net proceeds from new loan borrowings and refinancing activities exceeded principal payments on our debt and were used to partially fund development activity at our development projects. Cash provided by financing activities also included $99.6 million related to the issuance of noncontrolling interests at our 110 North Wacker project. Cash used in financing activities included $58.7 million for the purchase of treasury stock.
Net cash provided by financing activities was $199.2 million for the year ended December 31, 2017. The net proceeds from new loan borrowings and refinancing activities slightly exceeded principal payments on our debt and were used to partially fund development activity at our condominium and other development projects. In 2017, including $1.0 billion in cash received from the issuance of the Senior Notes, cash provided by financing activities included loan proceeds of $501.0 million from new borrowings or refinancings of existing debt primarily relating to Constellation, Anaha, Ae‘o, Three Hughes Landing, One Merriweather and The Woodlands. Additionally in 2017, we received $52.0 million in cash from the purchases of warrants by our CEO and President, offset by the $40.0 million premium paid to redeem our 6.875% senior notes due 2021.
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
Principal payments on mortgages, notes and loans payable were $838.5 million, $1.4 billion and $333.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Payments for the year ended December 31, 2017 were inclusive of $750 million used to repay the 6.875% senior notes.
Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments as of December 31, 2018:

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Mortgages, notes and loans payable (a)	$93,358	$357,246	$419,697	$216,471	$696,248	$1,432,191	$3,215,211
Interest Payments (b)	159,152	150,954	127,939	112,342	96,223	174,401	821,011
Ground lease and other leasing commitments	8,199	7,871	7,380	6,713	8,380	291,611	330,154
Total	$260,709	$516,071	$555,016	$335,526	$800,851	$1,898,203	$4,366,376

(a)	Based on final maturity, inclusive of extension options.

(b)	Interest is based on the borrowings that are presently outstanding and current floating interest rates.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $9.7 million, $8.6 million and $8.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. The amortization of above and below-market ground leases and straight-line rents included in the contractual rent amount were not significant.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $201.5 million as of December 31, 2018.

Seasonality

In general, business fluctuates only moderately with the seasons and is relatively stable. Business at our resort property may be seasonal depending on location.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For further discussion about the Company’s critical accounting policies, please refer to Note 1 - Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements and Developments

Please refer to Note 1 - Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for additional information about new accounting pronouncements.

Inflation
Revenue from Operating Assets may be impacted by inflation. In addition, materials and labor costs relating to our development activities may significantly increase in an inflationary environment. Finally, inflation poses a risk to us due to the possibility of future increases in interest rates in the context of loan refinancings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps, collars and caps. As of December 31, 2018, of our $1.6 billion of variable rate debt outstanding, $665.0 million has been swapped to a fixed-rate. We may enter into interest rate cap contracts to mitigate our exposure to rising interest rates. We have a cap contract for our $180.0 million Master Credit Facility for The Woodlands, $150.0 million of which is currently outstanding and $75 million of which is currently capped. We also have a cap contract that was associated with our $230.0 million Ae‘o facility, which was repaid in December 2018. Of the remaining $811.3 million, $45.3 million has been placed into service over the last year, and as the properties are placed in service and become stabilized, we typically refinance the variable rate debt with long-term fixed-rate debt.

As of December 31, 2018, annual interest costs would increase approximately $8.9 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 7 - Mortgages, Notes and Loans Payable, Net and Note 9 - Derivative Instruments and Hedging Activities in our Consolidated Financial Statements.

The following table summarizes principal cash flows on our debt obligations and related weighted-average interest rates by expected maturity dates as of December 31, 2018:

	Contractual Maturity Date
(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Mortgages, notes and loans payable	$93,358	$357,246	$419,697	$216,471	$696,248	$1,432,191	$3,215,211
Weighted - average interest rate	5.06%	5.06%	4.86%	4.90%	4.92%	5.09%

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 Framework). Management concluded, based on its assessment, that The Howard Hughes Corporation’s internal control over financial reporting was effective as of December 31, 2018. Ernst & Young, LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report which is included in this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

On February 21, 2019, Howard Hughes Management Co., LLC, a wholly owned subsidiary of the Company, entered into a new offer letter (the “Offer Letter”) with Saul Scherl, our President - New York Tri-State Region. Pursuant to the Offer Letter, Mr. Scherl will continue to serve in such capacity and to report to our Chief Executive Officer. Mr. Scherl’s base salary will be $600,000 with an annual target bonus of $600,000 subject to satisfaction of overall Company and individual performance goals. In addition, for the completed 2018 performance year, Mr. Scherl will receive a one-time annual bonus of $780,000 in recognition of Mr. Scherl’s achievements in advancing the redevelopment plan of the Seaport District during 2018.

Under the Offer Letter, Mr. Scherl will be entitled to an annual restricted stock award under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (the “Plan”) with an annual target equal to 100% of Mr. Scherl’s base salary, subject to Mr. Scherl’s performance. One-half of each such award will be eligible to vest at the end of a five-year performance period, subject to achievement of applicable performance goals, and the remaining one-half of each such award will vest in equal annual installments over a five-year period, in each case subject to approval of the Compensation Committee.

In addition, on February 21, 2019, the Company’s Compensation Committee approved two long-term incentive awards for Mr. Scherl. The first long-term incentive award is a one-time grant of restricted stock under the Plan with a value of $1.15 million (calculated based on our closing stock price on February 21, 2019) which will vest in equal annual installments over a five-year period. The second long-term incentive award is a one-time award of restricted stock under the Plan with a value of $1.0 million to be granted to Mr. Scherl only upon the achievement of one or more performance goals that have been approved by the Compensation Committee. If granted, the shares of restricted stock will vest in equal annual installments over a five-year period. Each of these awards will be subject to accelerated vesting if there is a sale or change in control of certain assets of the Company and/or upon Mr. Scherl’s termination without cause, as more fully described in the applicable restricted stock agreement.

The foregoing summary of the Offer Letter is not intended to be complete and is qualified in its entirety by reference to the full text of the Offer Letter filed as Exhibit 10.21 to this Annual Report and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Howard Hughes Corporation

Opinion on Internal Control over Financial Reporting

We have audited The Howard Hughes Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Howard Hughes Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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
February 27, 2019

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the relevant information included in our proxy statement for our 2019 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the relevant information included in our proxy statement for our 2019 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the relevant information included in our proxy statement for our 2019 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the relevant information included in our proxy statement for our 2019 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the relevant information included in our proxy statement for our 2019 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)Financial Statements and Financial Statement Schedule.

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

(b)Exhibits.

Exhibit No.	Description of Exhibit
1.1
Underwriting Agreement, dated January 2, 2018, by and among The Howard Hughes Corporation, certain stockholders named therein and J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Jeffries LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on January 5, 2018)

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

10.5*+	Form of Restricted Stock Agreement for Nonemployee Directors under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan

10.6*+	Restricted Stock Agreement dated as of February 16, 2018, between The Howard Hughes Corporation and David Weinreb

10.7*+	Form of Time-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan

10.8*+	Form of Performance-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan

10.9*+	Form of Time-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan

10.10*+	Form of Performance-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan

10.11*
Employment Agreement, dated as of August 29, 2017, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 5, 2017)

10.12*
Employment Agreement, dated as of October 2, 2017, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 5, 2017)

10.13*
Employment Agreement, dated as of November 6, 2017, between The Howard Hughes Corporation and Peter F. Riley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 9, 2017)

10.14*
Amended and Restated Employment Agreement, dated as of February 21, 2018, between The Howard Hughes Corporation and David O’Reilly (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed February 26, 2018)

10.15*
Restricted Stock Agreement, dated as of August 29, 2017, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 5, 2017)

10.16*
Restricted Stock Agreement, dated as of October 2, 2017, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 5, 2017)

10.17*
Restricted Stock Agreement, dated as of November 8, 2017, between The Howard Hughes Corporation and Peter F. Riley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 9, 2017)

10.18*
Warrant Grant Agreement, dated as of June 16, 2017, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 20, 2017)

10.19*
Warrant Grant Agreement, dated as of October 4, 2017, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 5, 2017)

10.20*
Warrant Purchase Agreement, dated October 7, 2016, between The Howard Hughes Corporation and David O’Reilly (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 11, 2016)

10.21*+	Saul Scherl offer letter, dated as of February 21, 2019

10.22
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

10.23
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

10.24
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

10.25*	The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 14, 2012)

10.26*	Form of The Howard Hughes Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 17, 2014)

10.27*	The Howard Hughes Corporation Management Co., LLC Separation Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 16, 2017)

21.1+	List of Subsidiaries

23.1+	Consent of Ernst & Young LLP

24.1+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

*    Management contract, compensatory plan or arrangement
+    Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (ii) the Consolidated Balance Sheets at December 31, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE HOWARD HUGHES CORPORATION

/s/ David R. Weinreb
David R. Weinreb
Chief Executive Officer	February 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board and Director	February 27, 2019
William Ackman

/s/ David R. Weinreb	Director and Chief Executive Officer	February 27, 2019
David R. Weinreb	(Principal Executive Officer)

/s/ David R. O’Reilly	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2019
David O’Reilly

*	Director	February 27, 2019
Adam Flatto

*	Director	February 27, 2019
Jeffrey Furber

*	Director	February 27, 2019
Beth Kaplan

*	Director	February 27, 2019
Allen Model

*	Director	February 27, 2019
R. Scot Sellers

*	Director	February 27, 2019
Steven Shepsman

*	Director	February 27, 2019
Burton M. Tansky

*	Director	February 27, 2019
Mary Ann Tighe

*/s/ David R. Weinreb
David R. Weinreb
Attorney-in-fact

THE HOWARD HUGHES CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Howard Hughes Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Howard Hughes Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09 (Topic 606)

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition on contracts with customers specifically as it relates to condominium units sold in the 2018 financial statements that reflect the accounting method change due to the adoption of ASU 2014-09 Revenue from Contracts with Customers (Topic 606).

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

Dallas, Texas
February 27, 2019

THE HOWARD HUGHES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except par values and share amounts)	2018	2017
Assets:
Investment in real estate:
Master Planned Community assets	$1,642,660	$1,642,278
Buildings and equipment	2,932,963	2,238,617
Less: accumulated depreciation	(380,892)	(321,882)
Land	297,596	277,932
Developments	1,290,068	1,196,582
Net property and equipment	5,782,395	5,033,527
Investment in Real Estate and Other Affiliates	102,287	76,593
Net investment in real estate	5,884,682	5,110,120
Cash and cash equivalents	499,676	861,059
Restricted cash	224,539	103,241
Accounts receivable, net	12,589	13,041
Municipal Utility District receivables, net	222,269	184,811
Notes receivable, net	4,694	5,864
Deferred expenses, net	95,714	80,901
Prepaid expenses and other assets, net	411,636	370,027
Total assets	$7,355,799	$6,729,064

Liabilities:
Mortgages, notes and loans payable, net	$3,181,213	$2,857,945
Deferred tax liabilities	157,188	160,850
Accounts payable and accrued expenses	779,272	521,718
Total liabilities	4,117,673	3,540,513

Commitments and Contingencies (see Note 10)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 43,511,473 shares issued and 42,991,624 outstanding as of December 31, 2018 and 43,300,253 shares issued and 43,270,880 outstanding as of December 31, 2017	436	433
Additional paid-in capital	3,322,433	3,302,502
Accumulated deficit	(120,341)	(109,508)
Accumulated other comprehensive loss	(8,126)	(6,965)
Treasury stock, at cost, 519,849 and 29,373 shares as of December 31, 2018 and 2017, respectively	(62,190)	(3,476)
Total stockholders' equity	3,132,212	3,182,986
Noncontrolling interests	105,914	5,565
Total equity	3,238,126	3,188,551
Total liabilities and equity	$7,355,799	$6,729,064
See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016
Revenues:
Condominium rights and unit sales	$357,720	$464,251	$485,634
Master Planned Community land sales	261,905	248,595	215,318
Minimum rents	207,315	183,025	173,268
Tenant recoveries	49,993	45,814	44,330
Hospitality revenues	82,037	76,020	62,252
Builder price participation	27,085	22,835	21,386
Other land revenues	21,314	28,166	16,232
Other rental and property revenues	57,168	31,414	16,585
Total revenues	1,064,537	1,100,120	1,035,005
Expenses:
Condominium rights and unit cost of sales	262,562	338,361	319,325
Master Planned Community cost of sales	124,214	121,116	95,727
Master Planned Community operations	45,217	38,777	42,371
Other property operating costs	133,761	91,729	65,978
Rental property real estate taxes	32,183	29,185	26,847
Rental property maintenance costs	15,813	13,432	12,392
Hospitality operating costs	59,195	56,362	49,359
Provision for doubtful accounts	6,078	2,710	5,664
Demolition costs	17,329	1,923	2,212
Development-related marketing costs	29,249	20,504	22,184
General and administrative	104,625	89,882	86,588
Depreciation and amortization	126,565	132,252	95,864
Total expenses	956,791	936,233	824,511
Other:
Provision for impairment	—	—	(35,734)
Gains on sales of properties	—	51,367	140,549
Other (loss) income, net	(936)	3,248	11,453
Total other	(936)	54,615	116,268
Operating income	106,810	218,502	326,762
Interest income	8,486	4,043	1,359
Interest expense	(82,028)	(64,568)	(65,724)
Loss on redemption of senior notes due 2021	—	(46,410)	—
Warrant liability loss	—	(43,443)	(24,410)
Gain on acquisition of joint venture partner's interest	—	23,332	27,088
(Loss) gain on disposal of operating assets	(4)	3,868	(1,117)
Equity in earnings from Real Estate and Other Affiliates	39,954	25,498	56,818
Income before taxes	73,218	120,822	320,776
Provision (benefit) for income taxes	15,492	(45,801)	118,450
Net income	57,726	166,623	202,326
Net (income) loss attributable to noncontrolling interests	(714)	1,781	(23)
Net income attributable to common stockholders	$57,012	$168,404	$202,303
Basic income per share:	$1.32	$4.07	$5.12
Diluted income per share:	$1.32	$3.91	$4.73
See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2018	2017	2016
Net income	$57,726	$166,623	$202,326
Other comprehensive income (loss):
Interest rate swaps (a)	955	(9)	2,196
Capitalized swap interest income (expense) (b)	30	(170)	(203)
Pension adjustment (c)	759	—	(890)
Adoption of ASU 2018-02 (d)	(1,148)	—	—
Adoption of ASU 2017-12 (e)	(739)	—	—
Terminated swap amortization	(1,018)	—	—
Other comprehensive (loss) income	(1,161)	(179)	1,103
Comprehensive income	56,565	166,444	203,429
Comprehensive (income) loss attributable to noncontrolling interests	(714)	1,781	(23)
Comprehensive income attributable to common stockholders	$55,851	$168,225	$203,406

(a)	Amounts are shown net of deferred tax benefit of $0.3 million for the years ended December 31, 2018 and 2017 and deferred tax expense of $1.3 million for the year ended December 31, 2016.

(b)	The deferred tax impact was not meaningful for the year ended December 31, 2018. Amount is net of deferred tax benefit of $0.1 million for the years ended December 31, 2017 and 2016.

(c)	Net of deferred tax expense of $0.5 million for the year ended December 31, 2018 and deferred tax benefit of zero and $0.5 million for the years ended December 31, 2017 and 2016, respectively.

(d)
The Company adopted Accounting Standards Update ("ASU") 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, as of January 1, 2018. See Note 1 - Summary of Significant Accounting Policies for further discussion.

(e)
The Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as of January 1, 2018. See Note 1 - Summary of Significant Accounting Policies for further discussion.

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Additional		Other			Total
(In thousands, except shares)	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	Equity	Interests	Equity
Balance, January 1, 2016	39,714,838	$398	$2,847,823	$(480,215)	$(7,889)	—	$—	$2,360,117	$3,772	$2,363,889
Net income	—	—	—	202,303	—	—	—	202,303	23	202,326
Preferred dividend payment on behalf of subsidiary	—	—	—	—	—	—	—	—	(23)	(23)
Interest rate swaps, net of tax $1,345	—	—	—	—	2,196	—	—	2,196	—	2,196
Pension adjustment, net of tax of $543	—	—	—	—	(890)	—	—	(890)	—	(890)
Capitalized swap interest, net of tax $109	—	—	—	—	(203)	—	—	(203)	—	(203)
Issuance of Management Warrants	—	—	1,000	—	—	—	—	1,000	—	1,000
Acquisition of noncontrolling partner's interest	—	—	(5,000)	—	—	—	—	(5,000)	—	(5,000)
Stock plan activity	87,226	—	9,446	—	—	—	—	9,446	—	9,446
Treasury stock activity	—	—	—	—	—	(12,061)	(1,231)	(1,231)	—	(1,231)
Balance, December 31, 2016	39,802,064	$398	$2,853,269	$(277,912)	$(6,786)	(12,061)	$(1,231)	$2,567,738	$3,772	$2,571,510
Net income	—	—	—	168,404	—	—	—	168,404	(1,781)	166,623
Preferred dividend payment on behalf of subsidiary	—	—	—	—	—	—	—	—	(12)	(12)
Initial consolidation of HOAs	—	—	—	—	—	—	—	—	3,586	3,586
Interest rate swaps, net of tax of $323	—	—	—	—	(9)	—	—	(9)	—	(9)
Capitalized swap interest, net of tax of $91	—	—	—	—	(170)	—	—	(170)	—	(170)
Stock plan activity	445,736	4	21,651	—	—	(17,312)	(2,245)	19,410	—	19,410
Exercise of warrants	3,052,453	31	375,582	—	—	—	—	375,613	—	375,613
Issuance of Management Warrants	—	—	52,000	—	—	—	—	52,000	—	52,000
Balance, December 31, 2017	43,300,253	$433	$3,302,502	$(109,508)	$(6,965)	(29,373)	$(3,476)	$3,182,986	$5,565	$3,188,551
Net income	—	—	—	57,012	—	—	—	57,012	714	57,726
Preferred dividend payment on behalf of subsidiary	—	—	—	—	—	—	—	—	(11)	(11)
Interest rate swaps, net of tax of $342	—	—	—	—	955	—	—	955	—	955
Terminated swap amortization	—	—	—	—	(1,018)	—	—	(1,018)	—	(1,018)
Pension adjustment, net of tax of $467	—	—	—	—	759	—	—	759	—	759
Capitalized swap interest, net of tax of $8	—	—	—	—	30	—	—	30	—	30
Adoption of ASU 2014-09	—	—	—	(69,732)	—	—	—	(69,732)	—	(69,732)
Adoption of ASU 2017-12	—	—	—	739	(739)	—	—	—	—	—
Adoption of ASU 2018-02	—	—	—	1,148	(1,148)	—	—	—	—	—
Restricted stock activity	—	—	—	—	—	(14,556)	(1,447)	(1,447)	—	(1,447)
Repurchase of common shares	—	—	—	—	—	(475,920)	(57,267)	(57,267)	—	(57,267)
Contributions to joint ventures	—	—	—	—	—	—	—	—	99,646	99,646
Stock plan activity	211,220	3	19,931	—	—	—	—	19,934	—	19,934
Balance, December 31, 2018	43,511,473	$436	$3,322,433	$(120,341)	$(8,126)	(519,849)	$(62,190)	$3,132,212	$105,914	$3,238,126

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$57,726	$166,623	$202,326
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	113,518	116,401	81,878
Amortization	13,047	15,851	13,986
Amortization of deferred financing costs	9,347	5,587	6,977
Amortization of intangibles other than in-place leases	1,681	(1,327)	(1,857)
Straight-line rent amortization	(12,584)	(5,401)	(7,401)
Deferred income taxes	16,195	(43,463)	113,698
Restricted stock and stock option amortization	12,128	7,385	6,707
Net gain on sales and acquisitions of properties	—	(78,568)	(166,520)
Loss on redemption of senior notes due 2021	—	46,410	—
Warrant liability loss (gain)	—	43,443	24,410
Equity in earnings from Real Estate and Other Affiliates, net of distributions	(24,809)	(9,325)	(19,329)
Provision for doubtful accounts	6,078	2,710	5,664
Master Planned Community land acquisitions	(3,565)	(4,391)	(94)
Master Planned Community development expenditures	(195,504)	(193,087)	(149,592)
Master Planned Community cost of sales	113,282	107,218	88,065
Condominium development expenditures	(289,084)	(352,813)	(330,720)
Condominium rights and units cost of sales	262,562	338,361	319,325
Provision for impairment	—	—	35,734
Percentage of completion revenue recognition from sale of condominium rights	—	(464,251)	(485,634)
Net Changes:
Accounts and notes receivable	26,209	24,034	29,295
Prepaid expenses and other assets	(6,942)	(4,123)	(1,579)
Condominium deposits received	108,061	315,901	465,701
Deferred expenses	(17,697)	(15,156)	(8,911)
Accounts payable and accrued expenses	20,676	8,181	(46,322)
Condominium Receivables	—	140,122	67,574
Other, net	195	(755)	(4,278)
Cash provided by operating activities	210,520	165,567	239,103
Cash Flows from Investing Activities:
Property and equipment expenditures	(4,485)	(6,968)	(9,662)
Operating Property Improvements	(47,750)	(14,389)	(20,247)
Property Development and Redevelopment	(572,966)	(369,086)	(402,669)
Reimbursement of development cost	—	12,777	4,582
Acquisition of assets	(234,541)	(23,299)	(25,480)
Proceeds from sales of properties	—	88,384	410,917
Proceeds from insurance claims	—	—	3,107
Reimbursements under Tax Increment Financings	22,651	—	—
Notes issued to Real Estate and Other Affiliates and third party	(3,795)	(5,252)	(25,000)
Proceeds from repayment of note to Real Estate and Other Affiliates	—	—	25,000
Distributions from Real Estate and Other Affiliates	1,732	—	16,550
Investments in Real Estate and Other Affiliates, net	(2,617)	(1,138)	(11,056)
Maturity of long term investment	—	3,367	—
Cash used in investing activities	(841,771)	(315,604)	(33,958)

(in thousands)	Year Ended December 31,
Cash Flows from Financing Activities:	2018	2017	2016
Proceeds from mortgages, notes and loans payable	1,172,622	1,501,290	535,505
Principal payments on mortgages, notes and loans payable	(838,462)	(1,350,226)	(333,302)
Purchase of treasury stock	(58,715)	—	—
Premium paid to redeem 2021 Senior Notes	—	(39,966)	—
Special Improvement District bond funds released from (held in) escrow	8,051	35,678	11,236
Deferred financing costs and bond issuance costs, net	(15,833)	(14,188)	(5,531)
Taxes paid on stock options exercised and restricted stock vested	(3,995)	(11,672)	(1,231)
Issuance of Management Warrants	—	52,000	1,000
Acquisition of 1% partnership interest in 110 North Wacker	—	—	(8,000)
Gain on unwinding of swaps	16,104	—	—
Stock options exercised	11,748	22,708	180
Issuance of noncontrolling interests	99,646	3,586	—
Preferred dividend payment on behalf of REIT subsidiary	—	(12)	—
Cash provided by financing activities	391,166	199,198	199,857
Net change in cash, cash equivalents and restricted cash	(240,085)	49,161	405,002
Cash, cash equivalents and restricted cash at beginning of period	964,300	915,139	510,137
Cash, cash equivalents and restricted cash at end of period	$724,215	$964,300	$915,139
Supplemental disclosure of cash flow information
Interest paid	$149,693	$129,022	$123,687
Interest capitalized	77,918	73,207	64,344
Income taxes paid (refunded), net	70	(19,381)	11,191
Non-Cash Transactions:
Special Improvement District bond transfers associated with land sales	10,937	13,898	7,662
Accrued interest on construction loan borrowing	7,584	1,559	4,386
Acquisition of below market lease intangible	1,903	—	—
Exercise of Sponsor and Management Warrants	—	375,581	—
Capitalized stock compensation	2,434	1,121	2,559
Net assets acquired in the acquisition of Las Vegas Aviators	—	31,311	—
Net assets acquired in the acquisition of Constellation	—	41,744	—
Net assets acquired in the acquisition of Six Pines	—	—	30,191
Merriweather Post Pavilion donation
Developments	—	—	18,066
Prepaid and other assets	—	—	(10,597)
Mortgage, notes and loans payable	—	—	(2,834)
Other liabilities	—	—	(4,635)
See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The Howard Hughes Corporation is a Delaware corporation that was formed on July 1, 2010. Together with its subsidiaries (herein, “HHC” or the “Company”), HHC develops Master Planned Communities (“MPCs”) and residential condominiums, invests in other strategic real estate opportunities in the form of entitled and unentitled land and other development rights (“Strategic Developments”) and owns, manages and operates real estate assets currently generating revenues (“Operating Assets”), which may be redeveloped or repositioned from time to time.

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

Principles of Consolidation and Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), with all intercompany balances eliminated. The presentation includes the accounts of the Company and those entities in which HHC has a controlling financial interest. The Company also consolidates certain variable interest entities (“VIEs”) in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 810 Consolidation (“ASC 810”). The outside equity interests in certain entities controlled by the Company are reflected in the Consolidated Financial Statements as a noncontrolling interest. Approximately $103.2 million and $249.6 million in restricted cash was reclassified from Prepaid expenses and other assets, net to Restricted cash on the Consolidated Balance Sheets at December 31, 2017 and 2016, respectively, to conform to the 2018 presentation as a result of the adoption of Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows - Restricted Cash.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions include, but are not limited to, revenue recognition accounted for under the percentage of completion method, capitalization of development costs, provision for income taxes, recoverable amounts of receivables and deferred tax assets, initial valuations of tangible and intangible assets acquired and the related useful lives of assets upon which depreciation and amortization is based. Estimates and assumptions have also been made with respect to future revenues and costs, the fair value of warrants, debt and options granted. Actual results could differ from these and other estimates.

Segments

Segment information is prepared on the same basis that management reviews information for operational decision-making purposes. Management evaluates the performance of each of HHC's real estate assets or investments individually and aggregates such properties into segments based on their economic characteristics and types of revenue streams. The Company operates in three business segments:  (i) Operating Assets; (ii) MPC; and (iii) Strategic Developments.

Investment in Real Estate

Master Planned Community Assets, Land, Buildings and Equipment

Real estate assets are stated at cost less any provisions for impairments. Expenditures for significant improvements to the Company's assets are capitalized. Tenant improvements relating to the Company's operating assets are capitalized and depreciated over the shorter of their economic lives or the lease term. Maintenance and repair costs are charged to expense when incurred.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company periodically reviews the estimated useful lives of properties. Depreciation or amortization expense is computed using the straight‑line method based upon the following estimated useful lives:

Asset Type	Years	Location of Asset
Buildings and improvements	7 - 40	Buildings and Equipment
Equipment and fixtures	5 - 20	Buildings and Equipment
Computer hardware and software, and vehicles	3 - 5	Buildings and Equipment
Tenant improvements	Lesser of lease term or useful life	Buildings and Equipment
Leasing costs	Related lease term	Prepaid expenses and other assets, net

From time to time, the Company may reassess the development strategies for certain buildings and improvements which results in changes to the Company's estimate of their remaining useful lives. As a result, the Company recognized an additional $25.5 million, or $0.59 per diluted share, in depreciation expense during the year ended December 31, 2017 due to the change in useful lives of these buildings and improvements. The Company did not recognize additional depreciation expense of significance for the years ended December 31, 2018 and 2016.

Developments

Development costs, which primarily include direct costs related to placing the asset in service associated with specific development properties, are capitalized as part of the property being developed. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized before they are placed into service. Costs include planning, engineering, design, direct material, labor and subcontract costs. Real estate taxes, utilities, direct legal and professional fees related to the sale of a specific unit, interest, insurance costs and certain employee costs incurred during construction periods are also capitalized. Capitalization commences when the development activities begin and ceases when a project is completed, put on hold or at the date that the Company decides to not move forward with a project. Capitalized costs related to a project where HHC has determined not to move forward are expensed if they are not deemed recoverable. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Demolition costs associated with redevelopments are expensed as incurred unless the demolition was included in the Company's development plans and imminent as of the acquisition date of an asset. Once the assets are placed into service, they are depreciated in accordance with HHC's policy. In the event that management no longer has the ability or intent to complete a development, the costs previously capitalized are evaluated for impairment.

Developments consist of the following categories:

	December 31,
(In thousands)	2018	2017
Land and improvements	$456,450	$202,875
Development costs	829,842	675,691
Condominium projects	3,776	318,016
Total Developments	$1,290,068	$1,196,582

Real Estate and Other Affiliates

In the ordinary course of business, HHC enters into partnerships or joint ventures primarily for the development and operation of real estate assets which are referred to as “Real Estate and Other Affiliates.” The Company assesses its joint ventures at inception to determine if any meet the qualifications of a VIE. HHC considers a partnership or joint venture a  VIE if: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity); or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the Company reassess its initial determination of whether the partnership or joint venture is a VIE.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also performs a qualitative assessment of each VIE to determine if HHC is the primary beneficiary. Under ASC 810, a company concludes that it is the primary beneficiary and consolidates the VIE if the company has both (a) the power to direct the economically significant activities of the entity and (b) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining if the company is the primary beneficiary. As required by ASC 810, management’s assessment of whether the company is the primary beneficiary of a VIE is continuously performed.

The Company accounts for VIEs for which it is not considered to be the primary beneficiary but has significant influence using the equity method, and investments in VIEs where HHC does not have significant influence on the joint venture’s operating and financial policies using the cost method. The Company accounts for investments in joint ventures where it owns a noncontrolling interest using the equity method, and investments in joint ventures where the Company has virtually no influence on the joint venture’s operating and financial policies using the cost method. For cost method investments, the Company recognizes earnings to the extent of distributions received from such investments.

Under the equity method, the cost of an investment is adjusted for the Company's share of the equity in earnings or losses of such Real Estate Affiliates from the date of investment and reduced by distributions received. Generally, the operating agreements with respect to Real Estate and Other Affiliates provide that assets, liabilities and funding obligations are shared in accordance with HHC's ownership percentages. The Company generally also shares in the profit and losses, cash flows and other matters relating to its Real Estate and Other Affiliates in accordance with the respective ownership percentages. For certain equity method investments, when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, HHC considers ASC 970 and applies the Hypothetical Liquidation Book Value (“HLBV”) method. Under this method, the Company recognizes income or loss based on the change in the underlying share of the venture’s net assets on a hypothetical liquidation basis as of the reporting date.

Acquisitions of Properties

The Company accounts for the acquisition of real estate properties in accordance with ASC 805 Business Combinations (“ASC 805”). This methodology requires that assets acquired and liabilities assumed be recorded at their fair values on the date of acquisition.

Costs directly related to asset acquisitions are considered additions to the purchase price and increase the cost basis recorded for the Investment in Real Estate. Acquisition costs related to the acquisition of a business are expensed as incurred.

The fair value of tangible assets of an acquired property (which includes land, buildings and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the fair value of these assets. The “as-if-vacant” values are derived from several sources which incorporate significant unobservable inputs that are classified as Level 3 inputs in the fair value hierarchy and primarily include a discounted cash flow analysis using discount and capitalization rates based on recent comparable market transactions, where available.

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment

HHC reviews its long-lived assets (including those held by its Real Estate and Other Affiliates) for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future economic conditions, such as occupancy, rental rates, capital requirements and sales values that could differ materially from actual results in future periods. If impairment indicators exist and it is expected that undiscounted cash flows generated by the asset are less than its carrying amount, less costs to sell in the case of assets classified as held for sale, an impairment provision is recorded to write-down the carrying amount of the asset to its fair value.

Impairment indicators for HHC's assets or projects within MPCs are assessed separately and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future sales. MPC assets have extended life cycles that may last 20 to 40 years, or longer, and have few long‑term contractual cash flows. Further, MPC assets generally have minimal to no residual values because of their liquidating characteristics. MPC development periods often occur through several economic cycles. Subjective factors such as the expected timing of property development and sales, optimal development density and sales strategy impact the timing and amount of expected future cash flows and fair value.

Impairment indicators for Operating Assets are assessed separately for each property and include, but are not limited to, significant decreases in net operating income, significant decreases in occupancy, ongoing low occupancy and significant net operating losses.

Impairment indicators for development costs in Strategic Developments are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors, significant decreases in comparable property sale prices and feasibility.

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

With respect to HHC's Investment in Real Estate and Other Affiliates, a series of operating losses of an underlying asset or other factors may indicate that a decrease in value has occurred which is other‑than‑temporary. The investment in each Real Estate and Other Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other‑than‑temporary. If the decrease in value of an Investment in a Real Estate and Other Affiliates is deemed to be other‑than‑temporary, HHC's investment is reduced to its estimated fair value. In addition to the property‑specific impairment analysis that are performed on the underlying assets of the investment, the Company also considers the ownership, distribution preferences, limitations, and rights to sell and repurchase its ownership interests.

For the years ended December 31, 2018, 2017 and 2016, HHC evaluated whether impairment indicators existed at any of its assets. In most instances, the Company concluded no impairment indicators were present. For the year ended December 31, 2016, the Company recognized an impairment charge of $35.7 million for Park West during the third quarter of 2016 due to a change in strategy and reduction of the anticipated holding period. For the years ended December 31, 2018 and 2017, HHC concluded that there were no impairments. Please refer to Note 4 - Impairment for additional information.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and Cash Equivalents consist of highly-liquid investments with maturities at date of purchase of three months or less and include registered money market mutual funds which are invested in United States Treasury bills that are valued at the net asset value of the underlying shares in the funds as of the close of business at the end of each period as well as deposits with major banks throughout the United States. Such deposits are in excess of FDIC limits and are placed with high quality institutions in order to minimize concentration of counterparty credit risk.

Restricted Cash

Restricted cash reflects amounts segregated in escrow accounts in the name of the Company, primarily related to escrowed condominium deposits by buyers and other amounts related to taxes, insurance, and legally restricted security deposits and leasing costs.

Accounts Receivable, net

Accounts receivable includes tenant rents, tenant recoveries and other receivables.

The Company records allowances against its receivables that it considers uncollectible. These allowances are reviewed periodically and are adjusted based on management’s estimate of receivables that will not be realized in subsequent periods. Management exercises judgment in establishing these allowances and considers payment history, current credit status and if the tenant is currently occupying the space in developing these estimates.

The following table summarizes the changes in allowance for doubtful accounts against accounts receivables:

(In thousands)	2018	2017	2016
Balance as of January 1,	$9,300	$7,799	$4,406
Provision for doubtful accounts	6,078	2,710	5,664
Write-offs	(4,714)	(1,209)	(2,271)
Balance as of December 31,	$10,664	$9,300	$7,799

The increase in the Provision for doubtful accounts for the year ended December 31, 2018 compared to 2017 is primarily due to the reserve for a tenant at Ward Village. For the year ended December 31, 2018 compared to 2017, the increase in Write-offs is primarily due to $3.2 million of increased write-offs for a tenant at Downtown Summerlin and a tenant at the Seaport District. The decrease in the provision for the year ended December 31, 2017 compared to 2016 is primarily due to the reserve for a termination fee for a tenant in 2016 and a delinquent paying tenant in 2016 at another property.

Notes Receivable, net

Notes receivable, net includes non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Subsequent to initial recognition, they are recorded at amortized cost less any provision for impairment. The Company evaluates its notes receivable for impairment when it is probable the payment of interest and principal will not be made in accordance with the contractual terms of the note agreement.

Municipal Utility District Receivables, net

In Houston, Texas, certain development costs are reimbursable through the creation of a Municipal Utility District (“MUD”), also known as Water Control and Improvement Districts, which are separate political subdivisions authorized by Article 16, Section 59 of the Texas Constitution and governed by the Texas Commission on Environmental Quality (“TCEQ”). MUDs are formed to provide municipal water, waste water, drainage services, recreational facilities and roads to those areas where they are currently unavailable through the regular city services. Typically, the developer advances funds for the creation of the facilities, which must be designed, bid and constructed in accordance with the City of Houston’s and TCEQ requirements.

The MUD Board of Directors authorizes and approves all MUD development contracts, and MUD bond sale proceeds are used to reimburse the developer for its construction costs, including interest. At the date the expenditures occur, the Company estimates

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the costs it believes will be eligible for reimbursement and recognizes that as MUD receivables. MUD receivables are pledged as security to creditors under the debt facilities relating to Bridgeland and The Woodlands MPCs.

Prepaid Expenses and Other Assets, net

The major components of Prepaid expenses and other assets, net include Straight-line rent assets, various Intangibles, Special Improvement District (“SID”) receivables, tax increment financing (“TIF”) receivables, condominium inventory (and condominium receivables prior to the Adoption Date as discussed below in Revenue Recognition and Related Matters) and prepaid expenses related to the Company's properties.

SID receivables are amounts due from SID bonds related to the Company's MPCs. Proceeds from SID bonds are held in escrow by a third-party and are used to reimburse the Company for a portion of the development costs incurred in Summerlin. SID receivables are $18.8 million and $26.4 million as of December 31, 2018 and 2017, respectively. TIF receivables are amounts which the Company has submitted for reimbursement from Howard County, Maryland, in conjunction with development costs expended on key roads and infrastructure work within the Merriweather District of Columbia specified per the terms of the county’s TIF legislation and Special Obligation Bonds issued in October 2017. TIF receivables as of December 31, 2018 were $2.5 million.

The Company's intangibles include in-place lease assets and above-market lease assets where HHC is the lessor, below-market ground leases where HHC is the lessee, trademark/tradename intangibles related to MPCs, and other indefinite lived intangibles relating to properties and businesses acquired in previous real estate transactions. The Company amortizes finite-lived intangible assets less any residual value, if applicable, on a straight-line basis over the term of the related lease or the estimated useful life of the asset. Intangible assets with an indefinite useful life, primarily attributable to the acquisition of the joint venture partner’s interest in the Las Vegas Aviators baseball team, are not amortized. The Company reviews for any changes in business that would lead to a reconsideration that the life is finite and should be subject to amortization. All indefinite-lived intangible assets are tested for impairment annually as of October 1 of each year, or sooner if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The quantitative impairment test for an indefinite-lived intangible asset consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, the Company recognizes an impairment loss in an amount equal to that excess, and the adjusted carrying amount of the intangible asset becomes the new accounting basis.

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

A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in the judgment about the realizability of the related deferred tax asset, is included in the deferred tax provision. There are events or circumstances that could occur in the future that could limit the benefit of deferred tax assets. In addition, the Company recognizes and reports interest and penalties, if necessary, related to uncertain tax positions within the provision for income tax expense.

In HHC's MPCs, gains with respect to land sales, whether for commercial use or for single family residences, are reported for tax purposes either on the modified accrual method or on the percentage-of-completion method. Under the percentage-of-completion method, a gain is recognized for tax purposes as costs are incurred in satisfaction of contractual obligations. The method used for determining the percentage complete for income tax purposes is different than that used for financial statement purposes.

Deferred Expenses, net

Deferred expenses consist principally of leasing costs. Deferred leasing costs are amortized to amortization expense using the straight‑line method over the related lease term. Deferred expenses are shown net of accumulated amortization of $24.8 million and $18.9 million as of December 31, 2018 and 2017, respectively.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred financing fees are amortized to interest expense over the terms of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

Marketing and advertising

Strategic Developments, Operating Assets and MPC segments incur various marketing and advertising costs as part of their development, branding, leasing or sales initiatives. These costs include special events, broadcasts, direct mail and online digital and social media programs, and they are expensed as incurred.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, marketable securities, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

Derivative Instruments and Hedging Activities

Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the Consolidated Statements of Operations as a component of Net Income or as a component of Comprehensive Income as a component of Equity on the Consolidated Balance Sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. The Company accounts for the changes in the fair value of an effective hedge in other comprehensive income (loss) and subsequently reclassifies the balance from other comprehensive income (loss) to earnings over the term that the hedged transaction affects earnings. The Company accounts for the changes in the fair value of an ineffective hedge directly in earnings.

Stock-Based Compensation

At December 31, 2018, the Company has a stock-based employee compensation plan. The Company applies the provisions of ASC 718 Stock Compensation which requires all share‑based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statements of Operations based on their fair values. All unvested options outstanding under option plans have grant prices equal to the market price of the Company’s stock on the dates of grant. Compensation cost for restricted stock is determined based on fair market value of the Company’s stock at the date of grant. The Company recognizes forfeitures as they occur.

Revenue Recognition and Related Matters

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

The Company receives cash payments in the form of escrowed condominium deposits from customers who have contracted to purchase a condominium unit based on billing schedules established in HHC's condominium purchase agreement contracts. The amounts are recorded in Restricted cash until released from escrow in accordance with the escrow agreement and on approval of HHC's lender to fund construction costs of a project. A corresponding condominium contract deposit liability is established at the date of receipt, representing a portion of HHC's unsatisfied performance obligation at each reporting date.

These deposits, along with the balance of the contract value, are recognized at closing upon satisfaction of HHC's performance obligation and transfer of title to the buyer. Condominium receivables, a conditional right to consideration for satisfaction of HHC's completed obligations, were established under legacy GAAP for condominium units for which revenue was previously recognized under the percentage of completion method. As of the adoption of ASU 2014-09, Revenues from Contracts with Customers (Topic 606) and all its related amendments (the “New Revenue Standard”) as of January 1, 2018 (the “Adoption Date”), condominium receivables are recorded only in limited circumstances. Real estate project costs directly associated with a condominium project, which are HHC's costs to fulfill contracts with condominium buyers, are capitalized while all other costs are expensed as incurred. Total estimated project costs include direct costs such as the carrying value of the land, site planning, architectural, construction

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and financing costs, as well as indirect cost allocations. The allocations include costs which clearly relate to the specific project, including certain infrastructure and amenity costs which benefit the project as well as others, and are based upon the relative sales value of the units. Costs incurred to sell condominium units are evaluated for capitalization in accordance with ASC 340-40, and incremental costs of obtaining and fulfilling a contract are capitalized only if the costs relate directly to a specifically identified contract, enhance resources to satisfy performance obligations in the future and are expected to be recovered.

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

The Company receives cash payments in the form of land purchase deposits from homebuilders or other commercial buyers who have contracted to purchase land within the Company's MPCs, and HHC holds any escrowed deposits in Restricted cash or Cash and cash equivalents based on the terms of the contract. In situations where the Company has completed the closing of a developed land parcel or superpad and consideration is paid in full, but a portion of HHC's performance obligation relating to the enhancement of the land is still unsatisfied, revenue related to HHC's obligation is recognized over time. The Company recognizes only the portion of the improved land sale where the improvements are fully satisfied based on a cost input method. The aggregate amount of the transaction price allocated to the unsatisfied obligation is recorded as deferred land sales and is presented in Accounts payable and accrued expenses. The Company measures the completion of HHC's unsatisfied obligation based on the costs remaining relative to the total cost at the date of closing.

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

Minimum Rents and Tenant Recoveries

Revenue associated with the Company's operating assets includes minimum rent, percentage rent in lieu of fixed minimum rent, tenant recoveries and overage rent.

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

If the lease provides for tenant improvements, the Company determines whether the tenant improvements are owned by the tenant or by HHC. When HHC is the owner of the tenant improvements, rental revenue begins when the improvements are substantially complete. When the tenant is the owner of the tenant improvements, any tenant allowance funded by the Company is treated as a lease incentive and amortized as an adjustment to rental revenue over the lease term.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Builder Price Participation

BPP is the variable component of the transaction price for Master Planned Communities Land Sales. BPP is earned when a developer that acquired land from HHC develops and sells a home to an end user at a price higher than a predetermined breakpoint. The excess over the breakpoint is shared between HHC and the developer at the time of closing on the sale of the home based on a percentage previously agreed upon. The Company concluded that as of the Adoption Date and as of December 31, 2018, BPP was constrained, as discussed below, and accordingly, the Company did not recognize an estimate of variable consideration. The Company's conclusion is based on the following factors:

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

Other land revenues - over time and point in time

Other land revenues recognized over time include ground maintenance revenue, homeowner association management fee revenue and revenue from providing exclusive cable and internet services at the Company's MPCs for the benefit of the tenants and owners of the communities. These revenues are recognized over time, as time elapses. The amount of consideration and the duration are fixed, as stipulated in the related agreements, and represent a single performance obligation.

Other land revenues also include transfer fees on the secondary sales of homes in MPCs, forfeitures of earnest money deposits by buyers of HHC's condominium units, and other miscellaneous items. These items are recognized at a point in time when the real estate closing process is complete or HHC has a legal right to the respective fee or deposit.

Other rental and property revenue - over time and point in time

Other rental and property revenues related to contracts with customers is generally comprised of baseball related ticket sales, retail operations, advertising and sponsorships. Season ticket sales are recognized over time as games take place. Single tickets and total net sales from retail operations are recognized at a point in time, at the time of sale when payment is received and the customer takes possession of the merchandise. In all cases, the transaction prices are fixed, stipulated in the ticket, contract, or product, and representative in each case of a single performance obligation. Events-related service revenue is recorded at the time the customer receives the benefit of the service.

Baseball-related and other sponsorships generally cover a season or contractual period of time, and the related revenue is generally recognized on a straight-line basis over time, as time elapses, unless a specific performance obligation exists within the sponsorship contract where point-in-time delivery occurs and recognition at a specific performance or delivery date is more appropriate. Advertising and sponsorship agreements that allow third parties to display their advertising and products at HHC's venues for a certain amount of time relate to a single performance obligation, consideration terms for these services are fixed in each respective agreement, and HHC generally recognizes the related revenue on a straight-line basis over time, as time elapses.

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company adopted the New Revenue Standard as of the Adoption Date using the modified retrospective transition method, and prior period amounts presented have not been adjusted.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HHC recorded a cumulative effect adjustment of $69.7 million, net of taxes of $19.6 million, to increase Accumulated deficit as of the Adoption Date due to the impact of adopting Topic 606. Condominium rights and unit sales revenues were previously required to be recognized under the percentage of completion method. Under the new guidance, revenue and cost of sales for condominium units sold are not recognized until the construction is complete, the sale closes and the title to the property has transferred to the buyer (point in time). Additionally, certain real estate selling costs, such as the costs related to the Company's condominium model units, are either expensed immediately or capitalized as property and equipment and depreciated over their estimated useful life. The cumulative effect adjustments as of the Adoption Date consist of:

•	a decrease to Condominium receivables of $154.2 million;

•	an increase to Buildings and equipment, net, of $3.4 million;

•	an increase to Developments of $150.8 million;

•	an increase to Prepaid expenses and other assets, net of $5.6 million;

•	an increase to Accounts payable and accrued expenses of $95.0 million;

•	a decrease to Deferred tax liabilities of $19.6 million; and

•	an increase to Accumulated deficit of $69.7 million, net of taxes of $19.6 million.

The following Balance Sheet line items were affected as of December 31, 2018, as a result of HHC's adoption of the New Revenue Standard:

	December 31, 2018
Consolidated Balance Sheets (in thousands)	Recognition Under Previous Guidance	Impact of Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Buildings and equipment, net	$2,544,982	$7,089	$2,552,071
Developments	1,136,320	153,748	1,290,068
Deferred expenses, net	90,914	4,800	95,714
Prepaid expenses and other assets, net	486,693	(75,057)	411,636
Deferred tax liabilities	173,282	(16,094)	157,188
Accounts payable and accrued expenses	613,747	165,525	779,272
Accumulated deficit	(61,490)	(58,851)	(120,341)

For the year ended December 31, 2018, the following Consolidated Statements of Operations line items were affected as a result of HHC's adoption of the New Revenue Standard:

	Year ended December 31, 2018
Consolidated Statements of Operations (in thousands)	Recognition Under Previous Guidance	Impact of Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Condominium rights and unit sales	$488,115	$(130,395)	$357,720
Condominium rights and unit cost of sales	410,281	(147,719)	262,562
Depreciation and amortization	123,671	2,894	126,565
Operating income (loss) before other items	93,315	14,431	107,746
Provision (benefit) for income taxes	11,943	3,549	15,492
Net income (loss)	46,844	10,882	57,726
Net income (loss) attributable to common stockholders	46,130	10,882	57,012

For the year ended December 31, 2018, the following Consolidated Statements of Comprehensive Income line items were affected as a result of HHC's adoption of the New Revenue Standard:

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2018
Consolidated Statements of Comprehensive Income (in thousands)	Recognition Under Previous Guidance	Impact of Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Net income (loss)	$46,844	$10,882	$57,726
Comprehensive income (loss)	45,683	10,882	56,565
Comprehensive income (loss) attributable to common stockholders	44,969	10,882	55,851

The following Consolidated Statements of Cash Flows line items were affected as of December 31, 2018, as a result of HHC's adoption of the New Revenue Standard:

	Year ended December 31, 2018
Consolidated Statements of Cash Flows (in thousands)	Recognition Under Previous Guidance	Impact of Adoption of ASC Topic 606	Recognition Under ASC Topic 606
Net income (loss)	$46,844	$10,882	$57,726
Depreciation and amortization	123,671	2,894	126,565
Deferred income taxes	12,646	3,549	16,195
Condominium rights and unit cost of sales	410,281	(147,719)	262,562
Percentage of completion revenue recognition from sale of condominium rights and unit sales	(130,395)	130,395	—

The New Revenue Standard and related policy updates
As discussed above, as of the Adoption Date of the New Revenue Standard, revenues from contracts with customers (excluding lease-related revenues) are recognized when control of the promised goods or services is transferred to HHC's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents HHC's revenues disaggregated by revenue source:

Year Ended
(In thousands)	December 31, 2018
Revenues
From contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$357,720
Master Planned Communities land sales	261,905
Hospitality revenues	82,037
Builder price participation	27,085
Total revenue from contracts with customers	728,747

Recognized at a point in time and/or over time:
Other land revenues	21,314
Other rental and property revenues	57,168
Total other income	78,482

Rental and other income (lease-related revenues)
Minimum rents	207,315
Tenant recoveries	49,993
Total rental income	257,308

Total revenues	$1,064,537

Revenues by segment
Master Planned Communities revenues	$309,451
Operating Assets revenues	379,124
Strategic Developments revenues	375,962

Total revenues	$1,064,537

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

The beginning and ending balances of contract assets and liabilities and significant activity during the period is as follows:

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Contract	Contract
(In thousands)	Assets	Liabilities
Balance as of January 1, 2018	$—	$179,179
Consideration earned during the period	(35,834)	(308,898)
Consideration received during the period	35,834	426,215
Balance as of December 31, 2018	$—	$296,496
Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations as of December 31, 2018 represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations are associated with contracts that generally are noncancelable by the customer after 30 days; however, purchasers of HHC's condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company's remaining unsatisfied performance obligations as of December 31, 2018 is $0.9 billion. The Company expects to recognize this amount as revenue over the following periods:

(In thousands)	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$511,461	$29,049	$402,974

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which added the overnight index swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) to the list of US benchmark interest rates in ASC 815 that are eligible to be hedged. Entities can designate changes in this rate, which was identified as a preferred alternative to LIBOR, as the hedged risk in hedges of interest rate risk for fixed rate financial instruments. Entities may designate the new benchmark rate in hedging relationships they enter into on or after the date they adopt the new hedging guidance in ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as further discussed below. Entities such as HHC that have already adopted ASU 2017-12 may begin to apply this guidance in any interim period. The Board also added a project to its agenda to consider transition relief for switching to SOFR OIS from LIBOR for existing hedging relationship as well as other changes to US GAAP that may be needed to facilitate a market-wide transition to SOFR from LIBOR. The Company adopted ASU 2018-16 as of October 1, 2018 and, as a result, will apply this guidance prospectively to new or redesignated hedging relationships entered into on or after this date. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
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

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging, to enable entities to better portray the economic results of their risk management activities in their financial statements. The ASU expands an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk and eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The ASU also eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same Consolidated Statements of Operations line as the hedged item. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2018. The new standard must be adopted using a modified retrospective approach with early adoption permitted. The Company adopted ASU 2017-12 as of January 1, 2018 and, as a result, $0.7 million of ineffectiveness recognized prior to 2018 for its swaps was reclassified to Accumulated deficit from Accumulated other comprehensive income (loss).
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
In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The standard defines an “in-substance nonfinancial asset” as a financial asset promised to a counterparty in a contract if substantially all the fair value of the assets is concentrated in nonfinancial assets. The ASU also provides guidance for accounting for partial sales of nonfinancial assets such as real estate. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. The new standard must be adopted retrospectively with early adoption permitted. The Company adopted ASU 2017-05 as of January 1, 2018, and it did not have an impact on the Company’s financial position or results of operations.
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

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statements of cash flows. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2017. As required, the Company adopted ASU 2016-18 retrospectively as of January 1, 2018, resulting in presentation of an additional $153.5 million in Cash used in operating activities and $7.1 million in Cash provided by investing activities for the year ended December 31, 2017 and an additional $180.2 million in Cash provided by operating activities and $4.6 million in Cash provided by investing activities for the year ended December 31, 2016 related to changes in Restricted cash in the Consolidated Statements of Cash Flows in the respective periods. The nature of these restrictions relates primarily to escrowed condominium deposits and other amounts related to taxes, insurance, legally restricted security deposits and leasing costs held in escrow.
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
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 is codified in ASC 842. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The effective date of this standard is for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The standard allows for either a modified retrospective or cumulative-effect adjustment transition approach for all leases existing at, or entered into after, the date of initial application. The Company is currently finalizing its assessment of the right-of-use asset and liability values, which are primarily comprised of ground and office leases where the Company is the lessee, that will be included on the Consolidated Balance Sheets as of January 1, 2019. Management does not expect the adoption of ASC 842 to have a material impact on the Company's results of operations or cash flows. The Company has reviewed the adoption elections associated with the standard and elected to i) not separate lease and nonlease components, ii) not recognize right of use assets and lease liabilities for leases with terms of less than 12 months, and iii) present right of use assets and lease liabilities as separate line items on the consolidated balance sheets. The Company will apply practical expedients that allow certain aspects of existing leases to be scoped out of reassessment under the new standard.

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2  REAL ESTATE AND OTHER AFFILIATES

Investments in Real Estate and Other Affiliates that are reported in accordance with the equity and cost methods are as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
($ in thousands)	2018	2017	2018	2017	2018	2017	2016
Equity Method Investments
Master Planned Communities:
The Summit (a)	—	—	$72,171	$45,886	$36,284	$23,234	$43,501
Operating Assets:
Las Vegas Aviators (b)	100%	100%	—	—	—	(152)	12
Constellation (b) (c)	100%	100%	(96)	—	(96)	(323)	(54)
The Metropolitan Downtown Columbia (d)	50%	50%	—	—	467	390	(800)
Millennium Six Pines Apartments (b)	100%	100%	—	—	—	—	44
Stewart Title of Montgomery County, TX	50%	50%	3,920	3,673	573	386	696
Woodlands Sarofim #1	20%	20%	2,760	2,696	94	53	182
m.flats/TEN.M (e)	50%	50%	4,701	—	(2,478)	—	—
Mr. C Seaport (f)	35%	35%	8,721	—	(465)	—	—
Strategic Developments:
Circle T Ranch and Power Center	50%	50%	5,989	4,455	1,534	—	10,497
HHMK Development	50%	50%	10	10	—	—	—
KR Holdings	50%	50%	159	749	830	41	18
m.flats/TEN.M (e)	50%	50%	—	6,521	—	(415)	—
Mr. C Seaport (f)	35%	35%	—	8,651	(240)	(643)	106
			98,335	72,641	36,503	22,571	54,202
Cost method investments			3,952	3,952	3,451	2,927	2,616
Investment in Real Estate and Other Affiliates			$102,287	$76,593	$39,954	$25,498	$56,818

(a)	Please refer to the discussion below for a description of the joint venture ownership structure.

(b)
HHC acquired this joint venture partner’s interest in 2017 and has consolidated the assets and liabilities of the entity in its financial results. See Note 3 - Acquisitions and Dispositions for additional information regarding the transaction.

(c)	Carrying Value and Share of Earnings/Dividends balances represent immaterial residual activity recorded subsequent to HHC's acquisition of the joint venture partner's interest in 2017.

(d)
The Metropolitan Downtown Columbia was in a deficit position of $3.8 million and $2.6 million at December 31, 2018 and December 31, 2017, respectively, due to distributions from operating cash flows in excess of basis. This deficit balance is presented in Accounts payable and accrued expenses at December 31, 2018 and 2017.

(e)	Property was transferred from Strategic Developments to Operating Assets during the three months ended March 31, 2018.

(f)
The Mr. C Seaport hotel was closed in December 2016 for redevelopment and was transferred to the Strategic Developments segment as of January 1, 2017. The property was transferred from Strategic Developments to Operating Assets during the three months ended September 30, 2018 when the redeveloped hotel opened for business.

As of December 31, 2018, HHC is not the primary beneficiary of any of the joint ventures listed above because it does not have the power to direct the activities that most significantly impact the economic performance of the joint ventures; therefore, the Company reports its interests in accordance with the equity method. At December 31, 2018, the Mr. C Seaport VIE does not have sufficient equity at risk to finance its operations without additional financial support. The aggregate carrying value of Mr. C Seaport is $8.7 million and is classified as Investment in Real Estate and Other Affiliates in the Consolidated Balance Sheets. The Company's maximum exposure to loss as a result of this investment is limited to the aggregate carrying value of the investment as HHC has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of this VIE. As of December 31, 2018, approximately $201.5 million of indebtedness was secured by the properties owned by HHC's Real Estate and Other Affiliates of which HHC's share was approximately $96.2 million based upon economic ownership. All of this indebtedness is without recourse to HHC.

As of December 31, 2018, HHC is the primary beneficiary of six VIEs which are consolidated in its financial statements. HHC began consolidating 110 North Wacker and its underlying entities in the second quarter of 2018 as further discussed below. The creditors of the consolidated VIEs do not have recourse to the Company, except for 18%, or $9.0 million, of the 110 North Wacker outstanding loan balance. As of December 31, 2018, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $190.6 million and $99.8 million, respectively. As of December 31, 2017, HHC was the primary beneficiary of three VIEs which are consolidated in its financial statements. The creditors of the other three consolidated VIEs do

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not have recourse to the Company. As of December 31, 2017, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $24.8 million and $2.7 million, respectively. The assets of the VIEs are restricted for use only by the particular VIEs and are not available for the Company's general operations.

During the second quarter of 2018, HHC executed a joint venture agreement with USAA related to 110 North Wacker. At execution, HHC contributed land with a book basis of $33.6 million and an agreed upon fair value of $85.0 million, and USAA contributed $64.0 million in cash. The Company has subsequent capital obligations of $42.7 million, and USAA is required to fund up to $105.6 million in addition to its initial contribution. The Company and its joint venture partners have also entered into a construction loan agreement further described in Note 7 - Mortgages, Notes and Loans Payable, Net. The Company has concluded that it is the primary beneficiary of the VIE because it has the power to direct activities that most significantly impact the joint venture’s economic performance during the development phase of the project.

Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, the Company's share of the venture’s income-producing activities is recognized based on the HLBV method, which represents an economic interest of approximately 33% for HHC. Under this method, HHC recognizes income or loss in Equity in earnings from Real Estate and Other Affiliates based on the change in its underlying share of the venture's net assets on a hypothetical liquidation basis as of the reporting date. After USAA receives a 9.0% preferred return on its capital contribution, HHC is entitled to cash distributions from the venture until it receives a 9.0% return. Subsequently, USAA is entitled to cash distributions equal to 11.11% of the amount distributed to HHC that resulted in a 9.0% return. Thereafter, HHC and USAA are entitled to distributions pari passu to their profit ownership interests of 90% and 10%, respectively.

Significant activity for Real Estate and Other Affiliates and the related accounting considerations are described below.

The Summit

During the first quarter of 2015, HHC formed DLV/HHPI Summerlin, LLC (“The Summit”) a joint venture with Discovery Land Company (“Discovery”), contributed land with a book basis of $13.4 million and transferred SID bonds related to such land with a carrying value of $1.3 million to the joint venture at the agreed upon capital contribution value of $125.4 million, or 226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million of cash as their capital contribution, and the Company has no further capital obligations. The gains on the contributed land will be recognized in Equity in earnings from Real Estate and Other Affiliates as the joint venture sells lots.

After the Company receives its capital contribution of $125.4 million and a 5.0% preferred return on such capital contribution, Discovery is entitled to cash distributions by the joint venture until it has received two times its equity contribution. Any further cash distributions are shared equally. Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, the Company's share of the venture’s income-producing activities is recognized based on the HLBV method. Under this method, HHC recognizes income or loss based on the change in its underlying share of the venture's net assets on a hypothetical liquidation basis as of the reporting date. Please refer to Note 1 - Summary of Significant Accounting Policies for a description of the HLBV method.

Relevant financial statement information for The Summit is summarized as follows:

	December 31,
(In millions)	2018	2017
Total Assets	$218.9	$166.9
Total Liabilities	144.6	118.9
Total Equity	74.3	48.0

	December 31,
(In millions)	2018	2017	2016
Revenues (a)	$101.2	$58.6	$79.8
Net income	36.3	23.2	43.5
Gross Margin	41.9	31.2	47.1

(a)
Revenues related to land sales at the joint venture are recognized on a percentage of completion basis as The Summit follows the private company timeline for implementation of the New Revenue Standard of 2019.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Circle T Ranch and Power Center

On June 1, 2016, the Westlake Retail Associates joint venture closed on a 72-acre land sale with an affiliate of Charles Schwab Corporation. The year ended December 31, 2016 reflects the recognition of $10.5 million in Equity in earnings from Real Estate and Other Affiliates resulting from the land sale.

m.flats/TEN.M

On October 4, 2013, HHC entered into a joint venture agreement with a local developer, Kettler, Inc., to construct an apartment complex with ground floor retail in Downtown Columbia, Maryland. HHC contributed approximately five acres of land having a book value of $4.0 million to the joint venture and subsequently incurred an additional $3.1 million in capitalized development costs for a total book value contribution of $7.1 million. HHC's land was valued at $23.4 million, or $53,500 per constructed unit. In January 2016, the joint venture closed on an $88.0 million construction loan which is non-recourse to HHC and bears interest at one-month LIBOR plus 2.40% with an initial maturity date of February 2020, with three, one-year extension options. Upon closing of the loan, Kettler, Inc. contributed $16.1 million in cash and $7.3 million was distributed to HHC, of which $6.3 million was reinvested in the project in 2016. HHC accounted for this transaction as a partial sale of the land and recognized a net profit of $0.2 million at December 31, 2016.

Mr. C Seaport

In January 2016, HHC entered into a joint venture to purchase a hotel located at Mr. C Seaport in the Seaport District of New York with a capital contribution of $6.0 million. HHC advanced a bridge loan of $25.0 million at a 5.0% interest rate to the joint venture at closing to expedite the acquisition, which was repaid in full in June 2016. In the second quarter of 2016, upon completion of a refinancing of the property with a $36.0 million redevelopment loan, HHC made additional capital contributions of $2.3 million in 2016 and $0.7 million in 2017. The Mr. C Seaport hotel was closed in December 2016 for redevelopment and was transferred to the Strategic Developments segment. The hotel was transferred back to the Operating Assets segment in the third quarter of 2018 when redevelopment was complete.

NOTE 3  ACQUISITIONS AND DISPOSITIONS

On September 7, 2018, the Company acquired Lakefront North, two Class-A office buildings previously occupied by CB&I and immediately adjacent to the Hughes Landing development. The Company purchased the four- and six-story buildings, totaling approximately257,000 rentable square feet, as well as 12.9 acres of land for $53.0 million.

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

In the third and fourth quarters of 2017, the Company closed on the sales of five non-core assets for total proceeds of $52.6 million, resulting in a net gain of $23.1 million, of which $19.2 million and $3.9 million are included in Gains on sales of properties and Gains on sales of operating properties, respectively, on the Consolidated Statements of Operations.

On December 28, 2017 (the “Constellation Acquisition Date”), the Company acquired its joint venture partner’s 50.0% interest in Constellation for $8.0 million in cash and 50% of the joint venture’s liabilities for a total of $16.0 million. Simultaneously with the buyout of this luxury apartment development, HHC replaced the joint venture’s existing $15.8 million construction loan with a $24.2 million mortgage at 4.07% maturing January 1, 2033. As a result of the change in control, HHC recognized a gain of $17.8 million in Gain on acquisition of joint venture partner's interest in conjunction with this acquisition relating to the step-up to fair value of the assets acquired. The following table summarizes the accounting of the purchase price:

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset ($ in millions)	Acquisition Date Fair Value
Building	$38,213
Land	3,069
Improvements	957
Furniture, fixtures and equipment	590
Leases in place	714
Other identifiable assets	18
Total	$43,561

Prior to the acquisition, the Company accounted for its investment in Constellation under the equity method within Investment in Real Estate and Other Affiliates and recognized a loss of $0.3 million in equity in earnings for the year to date period through the Constellation Acquisition Date. Revenues and pre-tax net income from operations included in the Consolidated Statements of Operations from the Constellation Acquisition Date through December 31, 2017 are not material.

On March 1, 2017 (the “Las Vegas 51s Acquisition Date”), the Company acquired its joint venture partner’s 50.0% interest in the Las Vegas 51s (now known as the Las Vegas Aviators) minor league baseball team for $16.4 million and became the sole owner of this Triple-A baseball team. As a result of the change in control, HHC recognized a gain of $5.4 million in Gain on acquisition of joint venture partner's interest in conjunction with this acquisition relating to the step-up to fair value of the assets acquired. Using the income approach, the allocated fair values included a $0.4 million contingent liability recorded in Accounts payable and accrued expenses per the terms of the purchase agreement relating to a credit for the use of seats in a future stadium for the team, if and when constructed by HHC, $7.9 million in finite-lived intangibles, which have a weighted average amortization period of 11 years, and $24.9 million to indefinite-lived intangibles, primarily related to the franchise relationship agreement, all of which is recorded in Prepaid expenses and other assets, net. Accordingly, the values of assets acquired and liabilities assumed and consolidated into the Company's financial statements total $36.0 million and$3.2 million, respectively, and are included in the Operating Assets segment. Prior to the acquisition, the Company accounted for its investment in the Las Vegas 51s under the equity method within Investment in Real Estate and Other Affiliates. The joint venture had revenues of $1.3 million, and HHC recognized a net loss of $0.2 million included in equity in earnings for the year ended December 31, 2017. Included in the Consolidated Statements of Operations from the Las Vegas 51s Acquisition Date through December 31, 2017 are revenues of $6.8 million and a pre-tax net loss from operations of $0.6 million.

On January 18, 2017, the Company closed on a land sale of approximately 36 acres of a 100-acre property, Elk Grove Collection, for gross sales proceeds of $36.0 million, resulting in a pre-tax gain of $32.2 million. The Company is assessing its plans for the remaining 64 acres of this non-core asset. Previous development plans for the project have been placed on hold as the Company believes it can allocate capital into core assets and achieve a better risk-adjusted return.

On January 6, 2017, the Company acquired the 11.4-acre Macy’s store and parking lot at Landmark Mall in Alexandria, VA, for $22.2 million. The Macy’s parcel is adjacent to the Landmark Mall, which is in the Strategic Developments segment, and is located approximately nine miles from Washington, D.C. The Company plans to redevelop the mall and the Macy’s parcel into an open-air, mixed-use community.

NOTE 4  IMPAIRMENT

The Company reviews its real estate assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment or disposal of long‑lived assets in accordance with ASC 360 requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over an anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above or below-market rate of return.

Each investment in Real Estate and Other Affiliates as discussed in Note 2 - Real Estate and Other Affiliates is evaluated periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment in a Real Estate and Other Affiliates is deemed to be other-than-temporary, the investment in such Real Estate and Other Affiliates is reduced to its estimated fair value.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No impairment charges were recorded during the years ended December 31, 2018 and 2017. During the third quarter of 2016, the Company implemented a plan to sell Park West, a 249,177 square foot open-air shopping, dining and entertainment destination in Peoria, Arizona and recognized a $35.7 million impairment charge due to a shorter than previously anticipated holding period, adjusting the net carrying value down to its estimated fair market value. On December 29, 2016, the Company sold Park West for proceeds of $32.5 million, recognized a loss of $1.1 million, net of transaction costs, in conjunction with the sale and redeployed the net cash proceeds from this unleveraged asset into its existing developments.

The following table summarizes the Company's provision for impairment:

			Provision for impairment as of December 31,
Impaired Asset	Location	Method of Determining Fair Value	2018	2017	2016
			(In thousands)
Operating Assets:
Park West	Peoria, AZ	Discounted cash flow analysis using capitalization rate of 6.75%	$—	$—	$35,734

NOTE 5  OTHER ASSETS AND LIABILITIES

Prepaid expenses and other assets

The following table summarizes the significant components of Prepaid expenses and other assets:

	December 31,
(In thousands)	2018	2017
Condominium inventory	$198,352	$—
Straight-line rent	50,493	39,136
Intangibles	33,955	34,802
Other	20,364	4,798
Special Improvement District receivable	18,838	26,430
Below-market ground leases	18,296	18,647
Security and escrow deposits	17,670	16,949
Prepaid expenses	16,981	11,731
Equipment, net of accumulated depreciation of $8.3 million and $6.9 million, respectively	15,543	16,955
Tenant incentives and other receivables	8,745	8,482
In-place leases	6,539	10,821
TIF receivable	2,470	14,444
Federal income tax receivable	2,000	2,198
Above-market tenant leases	1,044	1,648
Interest rate swap derivative assets	346	4,470
Condominium receivables	—	158,516
Prepaid expenses and other assets, net	$411,636	$370,027

The $41.6 million net increase primarily relates to a $198.4 million increase in Condominium inventory, offset by a $158.5 million decrease in Condominium receivables, of which $99.6 million relates to the adoption of the New Revenue Standard. Condominium inventory represents units at completed projects for which sales have not yet closed. The increase at December 31, 2018 is primarily attributable to units at Ae'o, which was delivered in December 2018 and has contracted units that will continue to close in early 2019.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses:

	December 31,
(In thousands)	2018	2017
Condominium deposit liabilities	$263,636	$55,975
Construction payables	258,749	217,838
Deferred income	42,734	53,337
Accrued payroll and other employee liabilities	42,591	41,236
Accounts payable and accrued expenses	38,748	35,887
Other	29,283	34,699
Accrued real estate taxes	26,171	22,289
Accrued interest	23,080	20,322
Tenant and other deposits	20,893	18,937
Straight-line ground rent liability	16,870	14,944
Interest rate swap derivative liabilities	16,517	5,961
Above-market ground leases	—	293
Accounts payable and accrued expenses	$779,272	$521,718

The $257.6 million net increase in total Accounts payable and accrued expenses primarily relates to a $207.7 million increase in Condominium deposit liabilities, $99.6 million of which relates to the impact of the adoption of the New Revenue Standard, with the remainder representing new sales, primarily at Ae‘o and ‘A‘ali‘i, and a $40.9 million increase in Construction payables predominantly related to the condominium towers under construction at Ward Village as the projects move toward completion.

NOTE 6  INTANGIBLES

The following table summarizes the Company's intangible assets and liabilities:

	As of December 31, 2018			As of December 31, 2017
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Asset	(Amortization)	Carrying	Asset	(Amortization)	Carrying
(In thousands)	(Liability)	/ Accretion	Amount	(Liability)	/ Accretion	Amount
Intangible Assets:
Indefinite lived intangibles	$25,028	$—	$25,028	$25,028	$—	$25,028
Goodwill	1,307	—	1,307	1,307	—	1,307
Other intangibles	10,278	(2,658)	7,620	10,278	(1,812)	8,466

Tenant leases:
In-place value	19,966	(13,427)	6,539	22,304	(11,483)	10,821
Above-market	3,313	(2,269)	1,044	4,171	(2,523)	1,648
Below-market	(7,326)	3,140	(4,186)	(6,454)	2,688	(3,766)

Ground leases:
Above-market	—	—	—	(293)	—	(293)
Below-market	23,096	(4,800)	18,296	23,096	(4,449)	18,647

Total indefinite lived intangibles			$26,335			$26,335
Total amortizing intangibles			$29,313			$35,523

The tenant in-place, above-market and below-market lease intangible assets and the above-market and below-market ground lease intangible assets resulted from real estate acquisitions. The in‑place value, above-market value of tenant leases and below-market

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ground lease are included in Prepaid expenses and other assets as detailed in Note 5 - Other Assets and Liabilities and are amortized over periods that approximate the related lease terms. The above-market ground lease and below‑market tenant leases are included in Accounts payable and accrued expenses as detailed in Note 5 - Other Assets and Liabilities and are amortized over the remaining non‑cancelable terms of the respective leases.

Amortization/accretion of these intangible assets and liabilities decreased the Company's pre-tax income, excluding the impact of noncontrolling interest and the provision for income taxes, by $6.0 million in 2018; $8.9 million in 2017 and $6.3 million in 2016.

Future amortization/accretion is estimated to decrease pre-tax income, excluding the impact of noncontrolling interest and the provision for income taxes, by $2.3 million in 2019; $2.3 million in 2020; $1.7 million in 2021; $1.3 million in 2022 and $21.7 million thereafter.

NOTE 7  MORTGAGES, NOTES AND LOANS PAYABLE, NET

Mortgages, notes and loans payable, net are summarized as follows:

	December 31,
(In thousands)	2018	2017
Fixed-rate debt:
Unsecured 5.375% Senior Notes	$1,000,000	$1,000,000
Secured mortgages, notes and loans payable	648,707	499,299
Special Improvement District bonds	15,168	27,576
Variable-rate debt:
Mortgages, notes and loans payable (a)	1,551,336	1,350,914
Unamortized bond issuance costs	(6,096)	(6,898)
Deferred financing costs	(27,902)	(12,946)
Total mortgages, notes and loans payable, net	$3,181,213	$2,857,945

(a)
As more fully described below, $615.0 million and $428.3 million of variable rate debt has been swapped to a fixed rate for the term of the related debt as of December 31, 2018 and 2017, respectively. An additional $50.0 million of variable rate debt was subject to interest rate collars as of December 31, 2018. As of December 31, 2018 and 2017, $75.0 million and $108.6 million, respectively, of variable rate debt was capped at a maximum interest rate.

The following table presents the Company's mortgages, notes, and loans payable by property, presented within each segment in order of extended maturity date:

				Maximum	Carrying Value
	Initial / Extended	Interest		Facility	December 31,	December 31,
($ in thousands)	Maturity (a)	Rate		Amount	2018	2017
Master Planned Communities
Summerlin South SID Bonds - S124	December 2019	5.95%			$—	$84
Summerlin South SID Bonds - S128	December 2020	7.30%			213	390
Summerlin South SID Bonds - S132	December 2020	6.00%			562	912
The Woodlands Master Credit Facility	April 2020 / April 2021	5.25%	(b)	$180,000	150,000	150,000
Bridgeland Credit Facility	November 2020 / November 2022	5.96%	(b)	65,000	65,000	65,000
Summerlin South SID Bonds - S151	June 2025	6.00%			913	3,763
Summerlin South SID Bonds - S128C	December 2030	6.05%			3,211	4,283
Summerlin South SID Bonds - S159	June 2035	6.00%			—	139
Summerlin West SID Bonds - S812	October 2035	6.00%			6,709	15,193
Master Planned Communities Total					226,608	239,764
Operating Assets
1725-1735 Hughes Landing Boulevard	June 2018 / June 2019	3.14%	(b), (c)	143,000	—	117,417
The Westin at The Woodlands	August 2018 / August 2019	4.14%	(b), (c)	57,946	—	57,946
Outlet Collection at Riverwalk	October 2019 / October 2020	5.00%	(b)		47,552	53,841
Three Hughes Landing	December 2019 / December 2020	5.10%	(b)	62,000	55,759	45,058
Lakeland Village Center at Bridgeland	May 2018 / May 2020	3.84%	(b), (c)	14,000	—	11,470
Embassy Suites at Hughes Landing	October 2018 / October 2020	3.99%	(b), (c)	37,100	—	31,245
The Woodlands Resort & Conference Center	February 2019 / February 2021	5.75%	(b)		62,500	65,500

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

One Merriweather	February 2020 / February 2021	3.64%	(b), (c)	49,929	—	42,332
Downtown Summerlin	September 2020 / September 2021	4.65%	(b)		266,755	274,088
Two Merriweather	October 2020 / October 2021	5.00%	(b)	33,156	24,000	19,429
HHC 242 Self-Storage	October 2019 / October 2021	5.10%	(b)	6,658	6,604	6,243
HHC 2978 Self-Storage Facility	January 2020 / January 2022	5.10%	(b)	6,368	6,042	5,634
70 Columbia Corporate Center	May 2020 / May 2022	3.49%	(b), (c)		—	20,000
One Mall North	May 2020 / May 2022	3.74%	(b), (c)		—	14,463
10-60 Columbia Corporate Centers	May 2020 / May 2022	3.33%	(b), (c)		—	80,000
20/25 Waterway Avenue	May 2022	4.79%			13,395	13,646
Millennium Waterway Apartments	June 2022	3.75%			54,083	55,095
Aristocrat	October 2022	5.90%	(b)	31,118	21,296	—
Two Summerlin	October 2022	5.90%	(b)	33,432	14,431	—
Lake Woodlands Crossing Retail	January 2023	4.30%	(b)	15,523	9,539	—
Ward Village	September 2021 / September 2023	3.82%	(b), (c)		—	238,718
Lakefront North	December 2022 / December 2023	4.50%	(b)	51,821	21,120	—
Senior Secured Credit Facility	September 2023	4.61%	(f)	700,000	615,000	—
9303 New Trails	December 2023	4.88%			11,610	12,003
4 Waterway Square	December 2023	4.88%			33,998	35,151
3831 Technology Forest Drive	March 2026	4.50%			21,571	21,954
Kewalo Basin Harbor	September 2027	5.25%	(b)	11,562	3,499	—
Millennium Six Pines Apartments	August 2028	3.39%			42,500	42,500
3 Waterway Square	August 2028	3.94%			49,013	50,327
One Hughes Landing	December 2029	4.30%			52,000	52,000
Two Hughes Landing	December 2030	4.20%			48,000	48,000
Hockey Ground Lease SIDS	December 2020 - December 2030	6.05% - 7.30%			141	—
Downtown Summerlin SID Bonds - S128	December 2030	6.05%			2,652	2,812
One Lakes Edge	March 2029	4.50%			69,440	69,440
Constellation Apartments	January 2033	4.07%			24,200	24,200
Hughes Landing Retail	December 2036	3.50%			35,000	35,000
Columbia Regional Building	February 2037	4.48%			25,000	25,000
Operating Assets Total					1,636,700	1,570,512
Strategic Developments
250 Water Street	December 2018 / June 2020	6.00%			129,723	—
Ke Kilohana	December 2019 / December 2020	5.75%	(b)	142,656	96,757	—
Ae‘o	December 2019 / December 2021	5.49%	(b)	215,000	—	33,603
100 Fellowship Drive	May 2022	4.00%	(b)	51,426	35,481	1
Lakeside Row	July 2022 / July 2023	4.75%	(b)	34,231	—	—
Two Lakes Edge	October 2022 / October 2023	4.65%	(b)	74,000	—	—
110 North Wacker (d)	April 2022 / April 2024	5.50%	(b), (d)	512,573	50,000	18,926
6100 Merriweather	September 2022 / September 2024	5.25%	(b)	89,844	—	—
Columbia Multi-family	September 2022 / September 2024	5.25%	(b)	85,657	—	—
Tanager Apartments	October 2021 / October 2024	4.75%	(b)	44,100	—	—
Other SID Bonds	December 2020 - December 2030	6.00% - 7.30%	(e)		767	—
Summerlin Ballpark	December 2039	4.92%		51,231	26,766	—
Strategic Developments Total					339,494	52,530
Other corporate financing arrangements	May 2023	4.33%			12,409	14,983
Senior Notes	March 2025	5.38%			1,000,000	1,000,000
Unamortized bond issuance costs					(6,096)	(6,898)
Deferred financing costs					(27,902)	(12,946)
Total mortgages, notes, and loans payable					$3,181,213	$2,857,945

(a)
Maturity dates presented include initial maturity date as well as the extended or final maturity date as contractually stated. Extension periods generally can be exercised at HHC's option at the initial maturity date, subject to customary extension terms that are based on current property performance projections. Such extension terms may include, but are not limited to, minimum debt service coverage, minimum occupancy levels or condominium sales levels, as applicable and other performance criteria. In certain cases due to property performance not meeting covenants, HHC may have to pay down a portion of the loan in order to obtain the extension.

(b)	The interest rate presented is based on the one-month LIBOR, three-month LIBOR or Prime rate, as applicable, which was 2.50%, 2.81% and 5.50%, respectively, at December 31, 2018.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)
Rates and maturities were not changed as the line is retained for prior year presentation purposes only. Property is collateral for the Senior Secured Credit Facility, and their prior balances were repaid upon execution of the Senior Secured Credit Facility agreement on September 18, 2018.

(d)	100.0% of the outstanding principal of $50.0 million is subject to fixed interest rate collar contracts for the remaining term of the debt.

(e)
Includes SID Bonds related to Two Summerlin, Aristocrat, Tanager Apartments, and Summerlin Ballpark. Maturity dates range between December 2020 and December 2030 and interest rates range between 6.00% and 7.30%.

(f)	100.0% of the outstanding principal of the $615.0 million Term Loan is swapped to a fixed rate equal to 4.61%.

The weighted average interest rate on the Company's mortgages, notes and loans payable, excluding interest rate hedges, was 5.06% and 4.61% as of December 31, 2018 and 2017, respectively.

HHC's mortgages, notes and loans payable are secured by the properties listed in the table above and are non-recourse to HHC except for:

i.	$1.0 billion of Senior Notes due 2025;

ii.
$266.8 million financing for the Downtown Summerlin development which has an initial maximum recourse of 35% of the outstanding balance, which will reduce to 15% upon achievement of a 1.15:1.0 debt service coverage ratio. The recourse further reduces to 10% upon achievement of a 1.25:1.0 debt service coverage ratio, a 90% occupancy level, and average tenant sales of at least $500.00 per net rentable square foot. As of December 31, 2018, 35% of the outstanding loan balance remains recourse to HHC;

iii.	30% or $29.0 million of the Ke Kilohana outstanding loan balance;

iv.	50%, or $23.8 million, of the Outlet Collection at Riverwalk outstanding loan balance;

v.	100%, or $12.4 million, of the Other Corporate Financing Arrangements outstanding loan balance;

vi.	18%, or $9.0 million, of the 110 North Wacker outstanding loan balance;

vii.	25% of the Tanager outstanding loan balance;

viii.	25% of the Lakeside Row outstanding loan balance;

ix.	25% of the Columbia Multi-family outstanding loan balance and;

x.	25% of the 6100 Merriweather outstanding loan balance.

The Woodlands Land Development Company has recourse loans totaling $72.3 million for 100 Fellowship Drive, Lakefront North, Three Hughes Landing, The Woodlands Resort & Conference Center and Lake Woodlands Crossing. The debt is not recourse to HHC, however, it is partially recourse to The Woodlands Land Development Company, which is a subsidiary of HHC.

Certain of the Company's loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance, or a percentage of the loan balance. As of December 31, 2018, land, buildings and equipment and developments with a net book value basis of $4.2 billion have been pledged as collateral for HHC's mortgages, notes and loans payable.

The following table summarizes the contractual obligations relating to the Company's mortgages, notes and loans payable as of December 31, 2018 based on extended maturity dates:

Mortgages, notes
and loans payable
(In thousands)	principal payments
2019	$93,358
2020	357,246
2021	419,697
2022	216,471
2023	696,248
Thereafter	1,432,191
Total principal payments	3,215,211
Deferred financing costs, net and unamortized underwriting fees	(33,998)
Total mortgages, notes and loans payable	$3,181,213

As of December 31, 2018, the Company was in compliance with all financial covenants included in the debt agreements governing its indebtedness.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Master Planned Communities

The Woodlands Master Credit Facility was amended and restated on April 27, 2017 to a $180.0 million maximum facility amount consisting of a $100.0 million term loan and an $80.0 million revolver (together, the "TWL Facility"). The TWL Facility bears interest at one-month LIBOR plus 2.75% with an initial maturity date of April 27, 2020 and a one-year extension option. The TWL Facility and The Woodlands Resort & Conference Center loans are recourse to the entities that directly own The Woodlands operations. The TWL Facility also contains certain covenants that, among other things, require the maintenance of specified financial ratios, limit the incurrence of additional recourse indebtedness at The Woodlands, and limit distributions from The Woodlands to HHC based on a loan‑to‑value test.

The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. In the years ended December 31, 2018 and 2017, no new SID bonds were issued and $10.9 million and $13.9 million in obligations were assumed by buyers, respectively.

Operating Assets

On December 20, 2018, the Company amended the $62.5 million Woodlands Resort & Conference Center financing to extend the initial maturity date to February 28, 2019. The financing bears interest at one-month LIBOR plus 3.25% and has two, one-year extension options.

On December 17, 2018, the Company closed on a $51.8 million construction loan for Lakefront North. The loan bears interest at one-month LIBOR plus 2.00% with an initial maturity of December 17, 2022, and a one-year extension option.

On December 5, 2018, the Company modified and extended the Three Hughes Landing facility. The total commitment was reduced from $65.5 million to $62.0 million. The loan bears interest at one-month LIBOR plus 2.60% with an initial maturity of December 5, 2019, and a one-year extension option. The Company had previously extended the facility on January 5, 2018.

On October 29, 2018, the Company modified and extended the Outlet Collection at Riverwalk loan. The total commitment was reduced from $56.1 million to $47.9 million. The loan bears interest at one-month LIBOR plus 2.50% with two, six-month extension options.

On September 18, 2018, certain wholly-owned subsidiaries (the “Borrowers”) of the Company entered into a $700.0 million loan agreement (the “Loan Agreement”), which provides for a $615.0 million term loan (the “Term Loan”) and an $85.0 million revolver loan (the “Revolver Loan” and together with the Term Loan, the “Senior Secured Credit Facility” or the "Loans"), with Wells Fargo Bank, National Association, as administrative agent and a lender, as well as other lenders. The Loans bear interest at one-month LIBOR plus 1.65% and mature September 18, 2023. The Borrowers have a one-time right to request an increase of $50.0 million in the aggregate amount of the Revolver Loan commitment. Concurrent with the funding of the Term Loan on September 21, 2018, the Company entered into a swap agreement to fix 100% of the outstanding principal of the Term Loan to an overall rate equal to 4.61%.

The Loans are secured by a first priority security interest in certain of the Company’s properties which are directly owned by the Borrowers (the “Mortgaged Properties”). In connection with the Loans, the Company provided the administrative agent, on behalf of the lenders, a non-recourse carve-out guarantee and a hazardous materials indemnity agreement.

The Borrowers drew $615.0 million under the Term Loan at closing. All the net proceeds after costs and fees related to the Loans were used to repay all outstanding indebtedness encumbering the Mortgaged Properties, including debt held by lenders not party to the Loan Agreement. The total debt repaid was approximately $608.7 million and was associated with the following Mortgaged Properties: 10-60 Columbia Corporate Centers, 70 Columbia Corporate Center, One Mall North, One Merriweather, Embassy Suites at Hughes Landing, The Westin at The Woodlands, 1725-1735 Hughes Landing Boulevard and Ward Village. The Mortgaged Properties also include Creekside Village Green and 1701 Lake Robbins. The Company has not made any draws under the Revolver Loan.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluated the terms of the Loans to determine if the new debt instruments should be accounted for as modifications or extinguishments on a lender-by-lender basis, per Mortgaged Property subject to refinancing. The majority of the transaction was accounted for as a debt modification. As a result, the Company capitalized $8.6 million in related fees and costs and recognized a $0.7 million loss on debt extinguishment and modification, which was primarily related to third-party fees incurred in procuring the Loans. The $0.7 million loss is included in Interest expense in the Consolidated Statements of Operations.

On April 13, 2018, the Company repaid the $11.8 million loan for Lakeland Village Center at Bridgeland.

On January 25, 2018, the Company closed on a $15.5 million construction loan for Lake Woodlands Crossing Retail. The loan bears interest at one-month LIBOR plus 1.80%, matures on January 25, 2023, and has an initial maximum recourse of 50% of the outstanding balance prior to completion of construction, at which point the repayment guarantee will reduce to 15% provided the project is 90% leased.

On December 28, 2017, the Company closed on a $24.2 million non‑recourse financing for Constellation. The loan bears interest at 4.07% and matures on January 1, 2033.

On October 19, 2017, the Company closed on a construction loan totaling $64.6 million, of which $31.1 million will be used for development of Aristocrat and $33.4 million will be used for development of Two Summerlin. The loan bears interest at Wall Street Journal Prime plus 0.40% with a maturity of October 19, 2022.

On September 13, 2017, the Company modified and extended its $311.8 million Downtown Summerlin facility with a $30.0 million pay down. The modified loan has a maximum facility of $275.9 million and bears interest at one-month LIBOR plus 2.15% with a maturity of September 13, 2020 and a one-year extension option.

On August 11, 2017, the Company closed on a construction loan totaling $11.6 million for Kewalo Basin Harbor. The loan bears interest at one-month LIBOR plus 2.75% with a maturity of September 1, 2027.

On January 19, 2017, the Company closed on a non‑recourse financing totaling $25.0 million replacing the $23.0 million construction loan on the Columbia Regional Building. The loan bears interest at 4.48% and matures on February 11, 2037.

On February 23, 2017, the Company refinanced the One Lakes Edge construction loan with a 12-year Fannie Mae loan. The new loan amount is $69.4 million with a fixed rate of 4.50% . The loan is interest-only for four years then begins amortizing on a 30-year basis.

Strategic Developments

In December 2018, the Company repaid the $174.0 million outstanding balance on the construction loan relating to Ae‘o. Three repayments were made in conjunction with closing on the sales of units at the property.

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

On July 27, 2018, the Company closed on a $34.2 million construction loan for Lakeside Row, bearing interest at one-month LIBOR plus 2.25% with an initial maturity date of July 27, 2022 and a one-year extension option.

On July 20, 2018, the Company closed on a $51.2 million construction note for Summerlin Ballpark, bearing interest at 4.92% per annum and maturing on December 15, 2039. The note is secured by the ballpark and by the proceeds of the Naming Rights and Marketing agreement between the Company and the Las Vegas Convention and Visitors Authority, which provides an annual payment of $4.0 million to the Company in each of the next 20 years.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 8, 2018, the Company closed on a $129.7 million note payable for 250 Water Street. The loan has an initial interest-free term of six months with an initial maturity date of December 8, 2018, and three, six-month extension options at a rate of 6.00%. The second and third extension options each require a $30.0 million pay down. The Company exercised its first extension option on December 3, 2018.

On April 30, 2018, the Company and its joint venture partners closed on a $494.5 million construction loan for 110 North Wacker, of which the Company guaranteed approximately $89.0 million. The loan initially bears interest at one-month LIBOR plus 3.00% and steps up or down based on various leasing thresholds. The loan has an initial maturity date of April 30, 2022, and two, one-year extension options. On September 25, 2018, the Company and its joint venture partners closed on an amendment to increase the $494.5 million construction loan to $512.6 million, modify the lenders and commitments included in the loan syndication and increase the Company's guarantee to approximately $92.3 million.

On March 26, 2018, the Company closed on a $44.1 million construction loan for Tanager Apartments, bearing interest at one-month LIBOR plus 2.25% with an initial maturity date of October 1, 2021 and a three-year extension option.

On January 19, 2018, the Company paid off the $18.9 million mortgage loan for 110 North Wacker and settled the related swap liability of $0.3 million.

On October 27, 2017, the Company repaid the $195.3 million outstanding on the construction loan relating to Waiea and Anaha in conjunction with closing on the sales of units at Anaha.

On May 31, 2017, the Company closed on a $51.4 million construction loan for 100 Fellowship Drive. The loan bears interest at one-month LIBOR plus 1.50% with a maturity of May 31, 2022.

Corporate

On March 16, 2017, the Company issued $800.0 million in aggregate principal amount of 5.375% senior notes due March 15, 2025 (the “2025 Notes”) and completed a tender offer and consent solicitation for any and all of its $750.0 million existing 6.875% senior notes due October 1, 2021. The Company recognized a loss on redemption of $46.4 million in conjunction with this transaction. On June 12, 2017, the Company issued an additional $200.0 million of the 2025 Notes at a premium to par of 2.25%. Interest on the 2025 Notes is paid semi-annually, on March 15th and September 15th of each year, beginning on September 15, 2017. At any time prior to March 15, 2020, the Company may redeem all or a portion of the 2025 Notes at a redemption price equal to 100% of the principal plus a “make-whole” declining call premium. At any time prior to March 15, 2020, the Company may also redeem up to 35% of the 2025 Notes at a price of 105.38% with net cash proceeds of certain equity offerings, plus accrued and unpaid interest. The 2025 Notes contain customary terms and covenants and have no financial maintenance covenants.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for each of the Company's assets and liabilities that are measured at fair value on a recurring basis:

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018				December 31, 2017
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$—	$—	$—	$—	$50,135	$50,135	$—	$—
Interest rate swap derivative assets	346	—	346	—	4,470	—	4,470	—
Liabilities:
Interest rate swap derivative liabilities	16,517	—	16,517	—	5,961	—	5,961	—

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

As discussed further in Note 13 - Warrants, as of December 31, 2018, all Sponsor Warrants and Management Warrants had been exercised. The following table presents a rollforward of the valuation of the Company's Warrant liabilities:

(In thousands)	2018	2017	2016
Balance as of January 1,	$—	$332,170	$307,760
Warrant liability loss (gain) (a)	—	43,443	24,410
Exercises of Sponsor and Management Warrants	—	(375,613)	—
Balance as of December 31,	$—	$—	$332,170

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

There were no significant unobservable inputs used in the fair value measurement of the Company's warrant liabilities as of December 31, 2017.

The estimated fair values of HHC's financial instruments that are not measured at fair value on a recurring basis are as follows:

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2018		December 31, 2017
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$724,215	$724,215	$914,165	$914,165
Accounts receivable, net (a)	Level 3	12,589	12,589	13,041	13,041
Notes receivable, net (b)	Level 3	4,694	4,694	5,864	5,864
Liabilities:
Fixed-rate debt (c)	Level 2	1,663,875	1,608,635	1,526,875	1,554,766
Variable-rate debt (c)	Level 2	1,551,336	1,551,336	1,350,914	1,350,914

(a)Accounts receivable, net is shown net of an allowance of $10.7 million and $9.3 million at December 31, 2018 and 2017, respectively.
(b)Notes receivable, net is shown net of an allowance of $0.1 million at December 31, 2018 and 2017.
(c)Excludes related unamortized financing costs.

The fair value of the Company's 2025 Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above (please refer to Note 7 - Mortgages, Notes and Loans Payable, Net), was estimated based on a discounted future cash payment model, which includes risk premiums and a risk free rate derived from the current LIBOR or U.S. Treasury obligation interest rates. The discount rates reflect the Company's judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets are operating efficiently and assuming that the debt is outstanding through maturity.

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

NOTE 9  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to interest rate risk related to its variable interest rate debt, and it manages this risk by utilizing interest rate derivatives. To add stability to interest costs by reducing the Company's exposure to interest rate movements, the Company uses interest rate swaps, collars and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company's fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above an established ceiling rate and payment of variable amounts to a counterparty if interest rates fall below an established floor rate, in exchange for an up‑front premium. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below the established ceiling and floor rates. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up‑front premium. The Company's interest rate caps are not currently designated as hedges, and therefore, any gain or loss is recognized in current period earnings. These derivatives are recorded on a gross basis at fair value on the balance sheet.
Assessments of hedge effectiveness are performed quarterly using regression analysis. The change in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item being hedged. During the year ended December 31, 2017, the ineffective portion recorded in Other (loss) income, net was $0.7 million and during the year ended December 31, 2016, the ineffective portion recorded in Other (loss) income, net was insignificant. As discussed in Note 1 - Summary of Significant Accounting Policies, the Company reclassified ineffectiveness recorded in 2017 and prior to Accumulated deficit as of January 1, 2018, upon adoption of ASU 2017-12.
HHC is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties that are considered credit-worthy, such as large financial institutions with favorable credit ratings. As of December 31, 2018 and 2017, there were no events of default related to the interest rate swaps.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur in accordance with the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. During the year ended December 31, 2018, the Company recorded $1.2 million reduction in Interest expense related to missed forecasts and the amortization of terminated swaps, as discussed below.
During the year ended December 31, 2018, the Company settled four interest rate swap agreements with notional amounts of $18.9 million, $250.0 million, $40.0 million and $119.4 million, all designated as cash flow hedges of interest rate variability, and received total payments of $15.8 million, net of a termination fee of $0.3 million. The Company has deferred the effective portion of the fair value changes of three interest rate swap agreements in Accumulated other comprehensive income (loss) on the accompanying Consolidated Balance Sheets and will recognize the impact as a component of interest expense, net, over the next 9.0, 1.3 and 2.7 years, which are the original forecasted periods.
Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable‑rate debt. Over the next 12 months, HHC estimates that an additional $0.9 million of net gains will be reclassified to interest expense.
The following table summarizes certain terms of the Company's derivative contracts:

				Fixed			Fair Value Asset (Liability)
			Notional	Interest	Effective	Maturity	December 31,	December 31,
(In thousands)		Balance Sheet Location	Amount	Rate (a)	Date	Date	2018	2017
Derivative instruments not designated as hedging instruments:
Interest Rate Cap	(b)	Prepaid expenses and other assets, net	$75,000	5.00%	9/1/2017	8/31/2019	$—	$—
Interest Rate Cap	(b)	Prepaid expenses and other assets, net	230,000	2.50%	12/22/2016	12/23/2019	333	164
Derivative instruments designated as hedging instruments:
Interest Rate Swap	(c)	Accounts payable and accrued expenses	18,926	2.96%	5/10/2011	10/31/2019	—	(286)
Interest Rate Swap	(d)	Prepaid expenses and other assets, net	40,000	1.66%	5/6/2015	5/1/2020	—	299
Interest Rate Swap	(d)	Prepaid expenses and other assets, net	119,359	1.14%	10/3/2016	9/12/2021	—	4,007
Interest Rate Swap	(e)	Accounts payable and accrued expenses	50,000	2.65%	12/31/2017	12/31/2027	—	(1,124)
Interest Rate Swap	(e)	Accounts payable and accrued expenses	100,000	2.68%	12/31/2017	12/31/2027	—	(2,509)
Interest Rate Swap	(e)	Accounts payable and accrued expenses	100,000	2.62%	12/31/2017	12/31/2027	—	(2,042)
Interest Rate Collar	(f)	Prepaid expenses and other assets, net	51,592	1.50% - 2.50%	7/1/2018	5/1/2019	13	—
Interest Rate Collar	(f)	Accounts payable and accrued expenses	193,967	2.00% - 3.00%	5/1/2019	5/1/2020	(37)	—
Interest Rate Collar	(f)	Accounts payable and accrued expenses	354,217	2.25% - 3.25%	5/1/2020	5/1/2021	(730)	—
Interest Rate Collar	(f)	Accounts payable and accrued expenses	381,404	2.75% - 3.50%	5/1/2021	4/30/2022	(1,969)	—
Interest Rate Swap	(g)	Accounts payable and accrued expenses	615,000	2.96%	9/21/2018	9/18/2023	(13,781)	—
Total fair value derivative assets							$346	$4,470
Total fair value derivative liabilities							$(16,517)	$(5,961)

(a)	These rates represent the strike rate on HHC's interest swaps, caps and collars.

(b)	Interest (income) expense of $(0.2) million is included in the Consolidated Statements of Operations for the year ended December 31, 2018 related to these contracts.

(c)	On January 19, 2018, the Company repaid in full the $18.9 million mortgage loan for 110 North Wacker and settled the related swap liability of $0.3 million.

(d)	On September 21, 2018, the Company settled $40.0 million and $119.4 million in interest rate swaps.

(e)	On May 17, 2018, the Company settled $250.0 million in forward starting swaps.

(f)	On May 17, 2018 and May 18, 2018, the Company entered into interest rate collars which are designated as cash flow hedges.

(g)
Concurrent with the funding of the new $615.0 million Term Loan discussed in Note 7 - Mortgages, Notes and Loans Payable, Net, on September 21, 2018, the Company entered into this interest rate swap which is designated as a cash flow hedge.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016:

	Amount of Gain (Loss) Recognized
	in AOCI on Derivative
	December 31,
Derivatives in Cash Flow Hedging Relationships	2018	2017	2016
Interest rate derivatives	$2,090	$(726)	$831

	Amount of Gain (Loss) Reclassified from
	AOCI into Operations
	December 31,
Location of Loss Reclassified from AOCI into Operations	2018	2017	2016
Interest expense	$1,135	$(905)	$(1,364)

	Total Interest Expense Presented
	in the Results of Operations in which
	the Effects of Cash Flow Hedges are Recorded
	December 31,
Interest Expense Presented in Results of Operations	2018	2017	2016
Interest expense	$82,028	$64,568	$65,724

Credit-risk-related Contingent Features

The Company has agreements with certain derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

As of December 31, 2018 and 2017, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $18.2 million and $6.0 million, respectively. As of December 31, 2018, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2018, it could have been required to settle its obligations under the agreements at their termination value of $18.2 million.

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018 and December 31, 2017, the Company had outstanding letters of credit and a guarantee totaling $15.3 million and $13.8 million and surety bonds totaling $101.2 million and $88.5 million, respectively. These letters of credit, guarantee and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

The Company leases land or buildings at certain properties from third parties. Rental payments are expensed as incurred and, to the extent applicable, have been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $9.7 million, $8.6 million and $8.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

HHC's obligations for minimum rentals under non-cancelable operating leases are as follows:

						Subsequent/
(In thousands)	2019	2020	2021	2022	2023	Other	Total
Ground lease and other leasing commitments	$8,199	$7,871	$7,380	$6,713	$8,380	$291,611	$330,154
The Company has entered into guarantee agreements as part of certain development projects. In conjunction with the execution of the ground lease for the Seaport District NYC, the Company executed a completion guarantee for the redevelopment of Seaport District NYC - Pier 17 and Seaport District NYC - Tin Building. As part of the Funding Agreement for the Downtown Columbia Redevelopment District TIF bonds, one of HHC's wholly-owned subsidiaries has agreed to complete certain defined public improvements and to indemnify Howard County, Maryland for certain matters. The Company has guaranteed these obligations, with a limit of $1.0 million, expiring on October 31, 2020. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, HHC’s wholly-owned subsidiary is obligated to pay special taxes. The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of December 31, 2018 and December 31, 2017.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11  STOCK BASED PLANS

On November 9, 2010, HHC adopted The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan (the “Incentive Plan”). Pursuant to the Incentive Plan, 3,698,050 shares of HHC common stock were reserved for issuance. New shares are issued on exercise of options. The Incentive Plan provides for grants of options, stock appreciation rights, restricted stock, other stock‑based awards and market‑based compensation. Directors, employees and consultants of HHC and its subsidiaries and affiliates are eligible for awards. The Incentive Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). Option grant amounts are awarded by the Committee.

Compensation costs for share‑based payment arrangements totaled $12.1 million, $8.4 million and $9.4 million, of which $2.4 million, $1.1 million and $2.6 million were capitalized for 2018, 2017, and 2016, respectively. As of December 31, 2018, there were a maximum of 2,199,894 shares available for future grant under the Company's various stock plans.

Stock Options

The following tables summarize stock option activity:

			Weighted Average
			Remaining	Aggregate
		Weighted Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(In years)	Value
Stock options outstanding at January 1, 2016	1,086,040	$77.11
Granted	162,100	109.42
Exercised	(3,000)	60.33
Forfeited	(68,500)	122.93
Expired	—	—
Stock options outstanding at December 31, 2016	1,176,640	$78.87

Granted	58,000	$119.85
Exercised	(395,482)	58.81
Forfeited	(54,976)	105.17
Expired	(1,000)	57.77
Stock options outstanding at December 31, 2017	783,182	$90.22

Granted	265,000	$124.56
Exercised	(183,592)	65.72
Forfeited	(46,592)	121.34
Expired	—	—
Stock options outstanding at December 31, 2018	817,998	$105.06	6.3	8,608,841

Stock options exercisable at December 31, 2018	268,298	$67.82	3.0	8,524,841
Stock options vested and expected to vest at December 31, 2018	797,320	$104.61	6.3	8,607,055

Information related to stock options outstanding as of December 31, 2018 is summarized below:

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Weighted Average
				Remaining
		Number	Weighted Average	Contractual Term	Number
Range of Exercise Prices		Outstanding	Exercise Price	(In years)	Exercisable
$46.46	$55.82	11,100	$49.93	2.8	11,100
$57.77	$60.33	162,401	57.99	2.3	162,401
$61.64	$69.75	49,129	66.65	3.4	49,129
$81.80	$110.50	68,960	101.69	6.2	38,960
$112.64	$151.72	526,408	124.77	8.0	6,708
		817,998	$105.06	6.3	268,298

The fair value on the grant date and the significant assumptions used in the Black‑Scholes option‑pricing model are as follows:

	As of December 31,
	2018	2017	2016
Grant date fair value	$48.27	$34.51	$36.55
Expected life of options (in years)	8.4	8.4	7.4
Risk-free interest rate	2.7%	2.2%	1.8%
Expected volatility	24.7%	22.8%	33.1%
Expected annual dividend per share	—	—	—

The computation of the expected volatility assumption used in the Black‑Scholes calculations is based on the median asset volatility of comparable companies as of each of the grant dates.

Generally, options granted vest over requisite service periods or on a graduated scale based on total shareholder returns, expire ten years after the grant date and generally do not become exercisable until their restrictions on exercise lapse after the five-year anniversary of the grant date. For options that vest based on shareholder returns, the grant date fair values are calculated using a Monte-Carlo approach which simulates the Company's stock price on the corresponding vesting dates before applying the Black-Scholes model.

The balance of unamortized stock option expense as of December 31, 2018 is $15.3 million, which is expected to be recognized over a weighted‑average period of 5.1 years. Net of amounts capitalized relating to the Company's developments, $2.2 million, $1.6 million and $2.9 million of expense associated with stock options are included in General and administrative expense in the accompanying Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, respectively.

Restricted Stock

Restricted stock awards issued under the Incentive Plan provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed as established by the Committee. In addition to the granting of restricted stock to certain members of management, the Company awards restricted stock to non‑employee directors as part of their annual retainer. The management awards vest over five years, and the restriction on the non‑employee director shares lapses on the date of the Company's annual meeting of shareholders, or June 1st of the award year, whichever is earlier.

Generally, upon termination of employment or directorship, restricted stock units and restricted shares which have not vested are forfeited.

The following table summarizes restricted stock activity:

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average
	Grant Date
	Shares	Fair Value
Restricted stock outstanding at January 1, 2016	242,556	$100.15
Granted	136,198	67.80
Vested	(37,670)	83.47
Forfeited	(51,972)	90.14
Restricted stock outstanding at December 31, 2016	289,112	$88.88
Granted	177,708	85.88
Vested	(68,819)	88.58
Forfeited	(43,482)	76.10
Restricted stock outstanding at December 31, 2017	354,519	$89.00
Granted	142,332	83.09
Vested	(52,479)	124.50
Forfeited	(37,828)	91.71
Restricted stock outstanding at December 31, 2018	406,544	$82.10

The grant date fair value of restricted stock is based on the closing sales price of common stock on the grant date. For restricted stock awards that vest based on shareholder returns, the grant date fair values are calculated using a Monte-Carlo approach which simulates the Company's stock price on the corresponding vesting dates before applying the Black-Scholes model.

Net of amounts capitalized relating to the Company's developments, HHC recognized compensation expense related to restricted stock awards of $7.5 million, $5.7 million and $4.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, included in General and Administrative expense in the accompanying Consolidated Statements of Operations. The fair value of restricted stock that vested during 2018 was $5.5 million. The balance of unamortized restricted stock expense as of December 31, 2018 was $21.6 million, which is expected to be recognized over a weighted‑average period of 3.8 years.

NOTE 12  INCOME TAXES

On December 22, 2017, President Trump signed into law the Tax Act that significantly changes the United States federal income tax system. The Tax Act includes a number of changes in existing law including a permanent reduction in the federal income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. As a result of the reduction in the federal income tax rate to 21% and other changes under the Tax Act that impact timing differences, the Company recorded a one-time transitional tax benefit of $101.7 million in its consolidated statement of operations related to the remeasurement of its net deferred tax liabilities. As of December 31, 2017, the Company had not fully completed its accounting for the tax effects of the Tax Act. Accordingly, the Company's provision for income taxes for the year ended December 31, 2017 was based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. The Company completed its analysis of the effects of the Tax Act in 2018 based upon the guidance, interpretations and data available as of December 31, 2018, and there were no additional adjustments of significance.

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

The provision for (benefit from) income taxes for the years ended December 31, 2018, 2017 and 2016 were as follows:

(In thousands)	2018	2017	2016
Current	$(703)	$(2,338)	$4,752
Deferred	16,195	(43,463)	113,698
Total	$15,492	$(45,801)	$118,450

Income tax expense is computed by applying the Federal corporate tax rate for the years ended December 31, 2018, 2017 and 2016 and is reconciled to the provision for income taxes as follows:

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	2018	2017	2016
Tax at statutory rate on earnings from continuing operations before income taxes	$15,226	$42,911	$112,264
Increase (decrease) in valuation allowance, net	8,033	(175)	(1,326)
State income taxes, net of Federal income tax benefit	(4,933)	1,408	4,004
Tax benefit from Tax Act	—	(101,688)	—
Tax (benefit) expense from other change in rates, prior period adjustments and other permanent differences	(1,292)	2,941	(4,591)
Tax benefit on equity compensation	(1,490)	(6,403)	—
Tax expense on compensation disallowance	1,168	—	—
Tax benefit on historic tax credit	(1,220)	—	—
Non-deductible warrant liability loss	—	15,205	8,544
Uncertain tax position benefit excluding interest	—	—	(407)
Uncertain tax position interest, net of Federal income tax benefit	—	—	(38)
Income tax expense (benefit)	$15,492	$(45,801)	$118,450

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. HHC's net operating loss carryforwards are currently scheduled to expire in subsequent years through 2038. Some of the net operating loss carryforward amounts are subject to the separate return limitation year rules (“SRLY”). It is possible that in the future the Company could experience a change in control pursuant to Section 382 that could put limits on the benefit of deferred tax assets. On February 27, 2012, HHC entered into a Section 382 Rights Agreement, with a three-year term, to protect the Company from such an event and protect its deferred tax assets. On February 26, 2015, the Board of Directors extended the term of the Section 382 Rights Agreement to March 14, 2018, and HHC's stockholders approved the terms on May 21, 2015. However, on January 2, 2018, the Board of Directors approved, and HHC entered into, an amendment to the Section 382 Rights Agreement to provide for an amended expiration date of January 2, 2018 and, as a result, the Section 382 Right Agreement was no longer in effect as of such date. Currently, the Company's deferred tax assets are not protected by a Section 382 Rights Plan.

As of December 31, 2018, the amounts and expiration dates of operating loss and tax credit carryforwards for tax purposes are as follows:

		Expiration
(In thousands)	Amount	Date
Net operating loss carryforwards - Federal	$145,671	2024-2038
Net operating loss carryforwards - Federal	25,065	n/a
Net operating loss carryforwards - State	460,802	2019-2038
Tax credit carryforwards - Federal AMT	3,699	n/a
Tax credit carryforwards - Historic Tax Credit	1,610	2038

As of December 31, 2018 and 2017, the Company had gross deferred tax assets totaling $182.9 million and $172.4 million, and gross deferred tax liabilities of $314.8 million and $316.0 million, respectively. The Company has established a valuation allowance in the amount of $25.3 million and $17.3 million as of December 31, 2018 and 2017, respectively, against certain deferred tax assets for which it is more likely than not that such deferred tax assets will not be realized.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2018 and 2017 are summarized as follows:

(In thousands)	2018	2017
Deferred tax assets:
Operating and Strategic Developments properties, primarily differences in basis of assets and liabilities	$83,263	$92,210
Interest deduction carryforwards	34,611	29,247
Operating loss and tax credit carryforwards	65,071	50,914
Total deferred tax assets	182,945	172,371
Valuation allowance	(25,304)	(17,271)
Total net deferred tax assets	$157,641	$155,100
Deferred tax liabilities:
Property associated with MPCs, primarily differences in the tax basis of land assets and treatment of interest and other costs	$(146,124)	$(157,181)
Operating and Strategic Developments properties, primarily differences in basis of assets and liabilities	(59,517)	(60,430)
Deferred income	(109,188)	(98,339)
Total deferred tax liabilities	(314,829)	(315,950)
Total net deferred tax liabilities	$(157,188)	$(160,850)

The deferred tax liability associated with the Company's MPCs is largely attributable to the difference between the basis and value determined as of the date of the acquisition by its predecessors in 2004 adjusted for sales that have occurred since that time. The cash cost related to this deferred tax liability is dependent upon the sales price of future land sales and the method of accounting used for income tax purposes. The deferred tax liability related to deferred income is the difference between the income tax method of accounting and the financial statement method of accounting for prior sales of land in the Company's MPCs.

Although the Company believes its tax returns are correct, the final determination of tax examinations and any related litigation could be different from what was reported on the returns. In HHC's opinion, the Company has made adequate tax provisions for years subject to examination. Generally, the Company is currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2015 through 2017.

The Company applies the generally accepted accounting principle related to accounting for uncertainty in income taxes, which prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

HHC recognizes and reports interest and penalties, if applicable, within the provision for income tax expense. The Company did not recognize any interest expense related to the unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016.

A reconciliation of the change in unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 is as follows:

(In thousands)	2018	2017	2016
Unrecognized tax benefits, opening balance	$—	$—	$36,524
Gross increases - tax positions in prior period	—	—	—
Gross decreases - tax positions in prior periods	—	—	(36,524)
Unrecognized tax benefits, ending balance	$—	$—	$—

The reduction in unrecognized tax benefits of $36.5 million in 2016 was the result of the Company filing a request with the IRS to change its tax accounting method related to a subsidiary from an impermissible accounting method to a permissible accounting method. The IRS approved the method change in 2018.

Periodically the Company makes payments to taxing jurisdictions that reduce its uncertain tax benefits but are not included in the reconciliation above, as the position is not yet settled. The Company made no such payments in the years ending December 31, 2018, 2017 or 2016. As of December 31, 2018 and 2017, there are no unrecognized tax benefits.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13  WARRANTS

On November 9, 2010, the Company entered into warrant agreements with certain funds of Pershing Square Capital Management, L.P. (“Pershing Square”) to purchase 1,916,667 shares of common stock at an exercise price of $50.00 per share (the “Sponsor Warrants”). Pershing Square exercised its Sponsor Warrants on June 30, 2017, resulting in a net issuance of 1,136,517 shares in accordance with the warrant provisions. In November 2010 and February 2011, HHC entered into certain warrant agreements (the “Management Warrants”) with David R. Weinreb, the Chief Executive Officer, Grant Herlitz, the President, and Andrew C. Richardson, the former Chief Financial Officer, in each case prior to his appointment to such position, to purchase 2,367,985,  315,731 and 178,971 shares, respectively, of common stock. The Management Warrants were granted at fair value in exchange for a combined total of approximately $19.0 million in cash from such executives at the commencement of their respective employment. Mr. Weinreb and Mr. Herlitz’s warrants had an exercise price of $42.23 per share, and Mr. Richardson’s warrants had an exercise price of $54.50 per share.

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

As of December 31, 2017, all Sponsor Warrants and Management Warrants have been exercised. The fair values for the Sponsor Warrants and Management Warrants as of December 31, 2016 were recorded as liabilities in the Consolidated Balance Sheets because the holders of these warrants could require the Company to settle such warrants in cash upon a change of control. The estimated fair values for the outstanding Sponsor Warrants and Management Warrants totaled $332.2 million as of December 31, 2016. The fair values were estimated using an option pricing model and Level 3 inputs due to the unavailability of comparable market data, as further discussed in Note 8 - Fair Value. Decreases and increases in the fair value of the Sponsor Warrants and Management Warrants prior to their settlements in 2017 were recognized as warrant liability gains or losses in the Consolidated Statements of Operations in the years ended December 31, 2017 and 2016.

On October 7, 2016, HHC entered into a warrant agreement with its new Chief Financial Officer, David R. O’Reilly, prior to his appointment to the position. Upon exercise of Mr. O’Reilly’s warrant, Mr. O’Reilly may acquire 50,125 shares of common stock at an exercise price of $112.08 per share. Mr. O’Reilly’s warrant was issued at fair value in exchange for a $1.0 million payment in cash from Mr. O’Reilly. The O’Reilly Warrant becomes exercisable on April 6, 2022, subject to earlier exercise upon certain change in control, separation and termination provisions. On June 16, 2017 and October 4, 2017, HHC also entered into new warrant agreements with Mr. Weinreb and Mr. Herlitz to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. Mr. Weinreb’s new warrant becomes exercisable on June 15, 2022, at an exercise price of $124.64 per share, and Mr. Herlitz’s new warrant becomes exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject to earlier exercise upon certain change in control, separation and termination provisions. The purchase prices paid by the respective executives for the O’Reilly Warrant and Mr. Weinreb’s and Mr. Herlitz’s new warrants, which qualify as equity instruments, are included within additional paid-in capital in the Consolidated Balance Sheets at December 31, 2018 and 2017.

NOTE 14  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize changes in AOCI by component, all of which are presented net of tax:

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance as of January 1, 2017	$(6,786)
Other comprehensive income (loss) before reclassifications	(1,084)
Loss reclassified from accumulated other comprehensive loss to net income	905
Net current-period other comprehensive income (loss)	(179)
Balance as of December 31, 2017	(6,965)
Other comprehensive income (loss) before reclassifications	2,120
(Gain) loss reclassified from accumulated other comprehensive loss to net income	(1,135)
Adjustment related to adoption of ASU 2018-02	(1,148)
Adjustment related to adoption of ASU 2017-12	(739)
Pension adjustment	759
Terminated swap amortization	(1,018)
Net current-period other comprehensive income (loss)	(1,161)
Balance as of December 31, 2018	$(8,126)

The following table summarizes the amounts reclassified out of AOCI:

		Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) Components	Affected line items in the	For the Year Ended
(In thousands)	Statements of Operations	2018	2017
(Gains) losses on cash flow hedges	Interest expense	$(1,437)	$1,443
Interest rate swap contracts	Provision for income taxes	302	(538)
Total reclassifications of (income) loss for the period	Net of tax	$(1,135)	$905

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15  EARNINGS PER SHARE

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

Information related to the Company's EPS calculations is summarized as follows:

	December 31,
(In thousands, except per share amounts)	2018	2017	2016
Basic EPS:
Numerator:
Net income	$57,726	$166,623	$202,326
Net income attributable to noncontrolling interests	(714)	1,781	(23)
Net income attributable to common stockholders	$57,012	$168,404	$202,303

Denominator:
Weighted average basic common shares outstanding	43,036	41,364	39,492

Diluted EPS:
Numerator:
Net income attributable to common stockholders	$57,012	$168,404	$202,303

Denominator:
Weighted average basic common shares outstanding	43,036	41,364	39,492
Restricted stock and stock options	201	279	343
Warrants	—	1,446	2,894
Weighted average diluted common shares outstanding	43,237	43,089	42,729

Basic income per share:	$1.32	$4.07	$5.12
Diluted income per share:	$1.32	$3.91	$4.73
The diluted EPS computation as of December 31, 2018 excludes 425,908 stock options because their inclusion would have been anti-dilutive and 205,979 shares of restricted stock because certain stock price conditions provided for in the restricted stock awards have not been satisfied.

The diluted EPS computation as of December 31, 2017 excludes 313,500 stock options because their inclusion would have been anti-dilutive and 161,155 shares of restricted stock because certain stock price conditions provided for in the restricted stock awards have not been satisfied.

The diluted EPS computation as of December 31, 2016 excludes 379,500 stock options because their inclusion would have been anti‑dilutive and 130,286 shares of restricted stock because certain stock price conditions provided for in the restricted stock awards have not been satisfied.

On February 23, 2018, the Company repurchased 475,920 shares of its common stock, par value $0.01 per share, in a private transaction with an unaffiliated entity at a purchase price of $120.33 per share, or approximately $57,267,453 in the aggregate. The repurchase transaction was consummated on February 21, 2018, and was funded with cash on hand.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16  RENTALS UNDER OPERATING LEASES

HHC receives rental income from the leasing of retail, office, multi-family and other space under operating leases. Such operating leases are with a variety of tenants. The minimum future rentals based on operating leases of the consolidated properties held as of December 31, 2018 are as follows:

Total
Minimum
Year	Rent
(In thousands)
2019	$186,342
2020	186,044
2021	194,042
2022	201,057
2023	181,622
Subsequent	1,110,260
Total	$2,059,367

Minimum future rentals exclude amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses and amortization of above-market and below‑market tenant leases.

Percentage rent in lieu of fixed minimum rent recognized from tenants for the years ended December 31, 2018, 2017 and 2016 was $1.2 million, $1.5 million and $2.4 million, respectively.

Overage rent of approximately $2.5 million, $2.8 million and $3.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, are included in Other rental and property revenues in the Consolidated Statements of Operations.

NOTE 17  SEGMENTS

The Company has three business segments which offer different products and services. HHC's three segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. As further discussed in Item 7, one common operating measure used to assess operating results for HHC's business segments is earnings before taxes ("EBT"). HHC's segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. The Company does not distinguish or group the combined operations on a geographic basis. Furthermore, all operations are within the United States. The Company's reportable segments are as follows:

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

Effective January 1, 2017, the Company moved certain Seaport District assets under construction and related activities to the Strategic Developments segment from the Operating Assets segment. Seaport District operating properties and related operating results remain presented within the Operating Assets segment. The respective segment earnings and total segment assets presented in the financial statements and elsewhere in this Annual Report have been adjusted in all periods reported to reflect this change.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment operating results for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended Year Ended December 31,
(In thousands)	2018	2017	2016
Operating Assets
Total revenues	$379,124	$327,555	$295,165
Total operating expenses	200,872	170,215	151,938
Segment operating income	178,252	157,340	143,227
Depreciation and amortization	113,576	122,421	86,313
Provision for impairment	—	—	35,734
Interest expense (income), net	71,551	61,584	50,427
Other loss (income), net	7,005	315	(4,601)
Equity in (earnings) loss from Real Estate and Other Affiliates	(1,529)	(3,267)	(2,802)
Operating Assets segment EBT	(12,351)	(23,713)	(21,844)

Master Planned Communities
Total revenues	309,451	299,543	253,304
Total operating expenses	169,474	159,895	138,098
Segment operating income	139,977	139,648	115,206
Depreciation and amortization	243	323	311
Interest expense (income), net	(26,919)	(24,292)	(21,085)
Other loss (income), net	(18)	(3,500)	—
Equity in (earnings) loss from Real Estate and Other Affiliates	(36,284)	(23,234)	(43,501)
MPC segment EBT	202,955	190,351	179,481

Strategic Developments
Total revenues	375,962	473,022	486,536
Total operating expenses	304,775	361,562	327,627
Segment operating income	71,187	111,460	158,909
Depreciation and amortization	3,307	1,210	2,744
Interest expense (income), net	(18,767)	(25,467)	(17,437)
Other loss (income), net	(3,015)	(108)	(611)
Equity in (earnings) loss from Real Estate and Other Affiliates	(2,124)	550	(10,515)
Gains on sales of properties	—	(51,242)	(140,549)
Strategic Developments EBT	91,786	186,517	325,277

Consolidated segment
Total revenues	1,064,537	1,100,120	1,035,005
Total operating expenses	675,121	691,672	617,663
Segment operating income	389,416	408,448	417,342
Depreciation and amortization	117,126	123,954	89,368
Provision for impairment	—	—	35,734
Interest expense (income), net	25,865	11,825	11,905
Other loss (income), net	3,972	(3,293)	(5,212)
Equity in (earnings) loss from Real Estate and Other Affiliates	(39,937)	(25,951)	(56,818)
Gains on sales of properties	—	(51,242)	(140,549)
Consolidated segment EBT	282,390	353,155	482,914

Corporate expenses and other items	224,664	186,532	280,588
Net income	57,726	166,623	202,326
Net (income) loss attributable to noncontrolling interests	(714)	1,781	(23)
Net income attributable to common stockholders	$57,012	$168,404	$202,303

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets by segment and the reconciliation of total segment assets to the total assets in the Consolidated Balance Sheets are summarized as follows:

	December 31,
(In thousands)	2018	2017
Master Planned Communities	$2,076,678	$1,999,090
Operating Assets	3,124,287	2,489,177
Strategic Developments	1,806,206	1,511,612
Total segment assets	7,007,171	5,999,879
Corporate and other	348,628	729,185
Total assets	$7,355,799	$6,729,064

NOTE 18  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2018
	First	Second	Third	Fourth
(In thousands, except share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenues	$161,679	$181,005	$257,160	$464,693
Operating income	2,539	(8,295)	42,312	70,254
Net income	1,834	(5,879)	23,847	37,924
Net income attributable to common stockholders	1,474	(5,088)	23,365	37,261
Earnings per share:
Basic	0.03	(0.12)	0.54	0.87
Diluted (a)	0.03	(0.12)	0.54	0.86
Weighted average shares outstanding:
Basic	42,976	42,573	43,066	43,075
Diluted	43,363	42,942	43,317	43,250

	2017
	First	Second	Third	Fourth
(In thousands, except share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenues	$231,762	$308,639	$258,736	$300,983
Operating income	77,554	54,133	24,372	62,443
Net income	5,659	3,120	10,516	147,328
Net income attributable to common stockholders	5,659	3,120	10,504	149,121
Earnings per share:
Basic	0.14	0.08	0.25	3.48
Diluted (a)	0.13	0.07	0.24	3.46
Weighted average shares outstanding:
Basic	39,799	40,373	42,845	42,860
Diluted	42,757	43,051	43,267	43,120

(a)
Diluted earnings per share includes the impact of dilutive warrants, in the money options and restricted stock. Net income used in the calculation of EPS was also adjusted for the warrant gain during the period, where applicable.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2018

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
					Buildings		Buildings		Buildings				Date
(In thousands)					and		and		and		Accumulated	Date of	Acquired /
Name of Center	Location	Center Type	Encumbrances (a)	Land	Improvements	Land (e)	Improvements (e)(f)	Land	Improvements (f)	Total	Depreciation (g)	Construction	Completed
Bridgeland
Bridgeland	Cypress, TX	MPC	$65,000	$260,223	$—	$213,628	$2,217	$473,851	$2,217	$476,068	$(686)		2004
Lakeland Village Center at Bridgeland (h)	Cypress, TX	Retail	14,135	2,404	11,135	—	2,919	2,404	14,054	16,458	(853)		2016
Lakeside Row	Cypress, TX	Development	—	—	—	—	14,063	—	14,063	14,063	—	2018
Columbia
American City Building	Columbia, MD	Other	—	—	13,534	—	—	—	13,534	13,534	—		2016
10 - 70 Columbia Corporate Center (h)	Columbia, MD	Office	99,184	24,685	94,824	—	23,385	24,685	118,209	142,894	(16,471)		2012/2014
Columbia Office Properties	Columbia, MD	Office	—	1,175	14,913	—	264	1,175	15,177	16,352	(5,512)		1969/1972
Columbia Regional Building	Columbia, MD	Office	25,000	—	28,865	—	2,294	—	31,159	31,159	(3,995)		2014
Columbia Multi-family	Columbia, MD	Development	—	—	—	—	49,189	—	49,189	49,189	—	2018
Lakefront	Columbia, MD	Other	—	—	1,964	—	1,258	—	3,222	3,222	—		2004
Columbia	Columbia, MD	MPC	—	457,552	—	(440,918)	137	16,634	137	16,771	(137)		2004
Merriweather District	Columbia, MD	Development	—	—	—	—	104,126	—	104,126	104,126	—		2015
6100 Merriweather	Columbia, MD	Development	—	—	—	—	—	—	—	—	—	2018
One Mall North (h)	Columbia, MD	Office	12,425	7,822	10,818	—	247	7,822	11,065	18,887	(644)		2016
One Merriweather (h)	Columbia, MD	Office	42,008	1,433	58,936	—	13,809	1,433	72,745	74,178	(3,600)		2017
Two Merriweather	Columbia, MD	Office	24,000	1,019	4,931	—	28,085	1,019	33,016	34,035	(1,055)		2017
Ridgely Building	Columbia, MD	Development	—	400	58,937	(400)	(58,537)	—	400	400	—	2017
Sterrett Place	Columbia, MD	Development	—	—	5,618	—	—	—	5,618	5,618	(16)		2018
Seaport District
85 South Street	New York, NY	Multi-family	—	15,913	8,137	—	1,211	15,913	9,348	25,261	(2,629)		2014
Seaport Predevelopment	New York, NY	Development	—	—	7,641	—	1,173	—	8,814	8,814	—	2013
Seaport District NYC - Tin Building	New York, NY	Development	—	—	8,290	—	27,465	—	35,755	35,755	—		2015
Seaport District NYC - Pier 17	New York, NY	Retail	—	—	—	—	430,756	—	430,756	430,756	(5,081)	2017	2018
Seaport District NYC Historic District / Uplands	New York, NY	Retail	—	—	7,884	—	108,568	—	116,452	116,452	(8,943)	2013	2016
250 Water Street	New York, NY	Development	129,723	—	179,471	—	—	—	179,471	179,471	—		2018
Summerlin
Aristocrat (i)	Las Vegas, NV	Office	21,334	—	—	5,004	31,875	5,004	31,875	36,879	(244)	2017	2018
Constellation	Las Vegas, NV	Multi-family	24,200	3,069	39,759	—	270	3,069	40,029	43,098	(1,426)		2016
Downtown Summerlin (i) (j)	Las Vegas, NV	Retail/Office	269,407	30,855	364,100	—	33,281	30,855	397,381	428,236	(57,768)		2014
Hockey Ground Lease (i)	Las Vegas, NV	Other	141	—	—	6,705	2,198	6,705	2,198	8,903	(73)		2017
Las Vegas Aviators	Las Vegas, NV	Other	—	—	179	—	55	—	234	234	(85)		2017
TWO Summerlin (i)	Las Vegas, NV	Office	14,535	—	—	3,037	46,907	3,037	46,907	49,944	(276)	2017	2018
Summerlin	Las Vegas, NV	MPC	11,608	990,179	—	(160,272)	759	829,907	759	830,666	(252)		2004
Summerlin Ballpark (i)	Las Vegas, NV	Development	27,110	—	—	—	61,254	—	61,254	61,254	—	2017
Tanager Apartments (i)	Las Vegas, NV	Development	281	—	—	—	39,192	—	39,192	39,192	—	2017
The Woodlands
Creekside Park Apartments	The Woodlands, TX	Multi-family	—	—	—	729	39,728	729	39,728	40,457	(292)	2017	2018
Creekside Park West	The Woodlands, TX	Development	—	—	—	—	3,408	—	3,408	3,408	—	2018

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
					Buildings		Buildings		Buildings				Date
(In thousands)					and		and		and		Accumulated	Date of	Acquired /
Name of Center	Location	Center Type	Encumbrances (a)	Land	Improvements	Land (e)	Improvements (e)(f)	Land	Improvements (f)	Total	Depreciation (g)	Construction	Completed
Creekside Village Green	The Woodlands, TX	Retail	17,051	—	—	1,323	16,290	1,323	16,290	17,613	(2,248)		2015
Embassy Suites at Hughes Landing (h)	The Woodlands, TX	Hospitality	27,970	—	6,752	1,818	36,339	1,818	43,091	44,909	(4,566)		2015
100 Fellowship Drive	The Woodlands, TX	Development	35,481	—	—	—	56,560	—	56,560	56,560	—	2017
HHC 242 Self-Storage	The Woodlands, TX	Other	6,604	878	6,802	—	1,106	878	7,908	8,786	(394)		2017
HHC 2978 Self-Storage	The Woodlands, TX	Other	6,042	124	5,498	—	2,063	124	7,561	7,685	(343)		2017
One Hughes Landing	The Woodlands, TX	Office	52,000	1,678	34,761	—	(121)	1,678	34,640	36,318	(8,075)		2013
Two Hughes Landing	The Woodlands, TX	Office	48,000	1,269	34,950	—	(323)	1,269	34,627	35,896	(7,623)		2014
Three Hughes Landing (h)	The Woodlands, TX	Office	55,759	2,626	46,372	—	28,403	2,626	74,775	77,401	(4,613)		2016
1725 Hughes Landing Boulevard (h)	The Woodlands, TX	Office	56,773	1,351	36,764	—	31,618	1,351	68,382	69,733	(10,270)		2015
1735 Hughes Landing Boulevard (h)	The Woodlands, TX	Office	54,568	3,709	97,651	—	916	3,709	98,567	102,276	(13,531)		2015
Hughes Landing Daycare	The Woodlands, TX	Development	—	—	—	—	512	—	512	512	—	2018
Hughes Landing Retail	The Woodlands, TX	Retail	35,000	5,184	—	—	32,985	5,184	32,985	38,169	(4,595)		2015
1701 Lake Robbins	The Woodlands, TX	Office	3,658	1,663	3,725	—	409	1,663	4,134	5,797	(429)		2014
Lake Woodlands Crossing Retail	The Woodlands, TX	Retail	9,539	—	—	5,122	8,598	5,122	8,598	13,720	(87)	2017	2018
2201 Lake Woodlands Drive	The Woodlands, TX	Office	—	3,755	—	—	1,162	3,755	1,162	4,917	(41)		1994
Lakefront North	The Woodlands, TX	Office	21,120	10,260	39,357	—	331	10,260	39,688	49,948	(330)		2018
One Lakes Edge	The Woodlands, TX	Multi-family	69,440	1,057	81,768	—	(71)	1,057	81,697	82,754	(7,887)		2015
Two Lakes Edge	The Woodlands, TX	Development	—	—	—	—	18,583	—	18,583	18,583	—	2018
Millennium Six Pines Apartments	The Woodlands, TX	Multi-family	42,500	4,000	54,624	7,225	102	11,225	54,726	65,951	(4,820)		2014
Millennium Waterway Apartments	The Woodlands, TX	Multi-family	54,083	15,917	56,002	—	2,261	15,917	58,263	74,180	(15,241)		2010
9303 New Trails	The Woodlands, TX	Office	11,610	1,929	11,915	—	422	1,929	12,337	14,266	(2,406)		2008
3831 Technology Forest Drive	The Woodlands, TX	Office	21,571	514	14,194	—	1,703	514	15,897	16,411	(3,224)		2014
20/25 Waterway Avenue	The Woodlands, TX	Retail	13,395	2,346	8,871	—	726	2,346	9,597	11,943	(2,418)		2007/2009
Waterway Garage Retail	The Woodlands, TX	Retail	—	1,341	4,255	—	1,105	1,341	5,360	6,701	(1,239)		2011
3 Waterway Square	The Woodlands, TX	Office	49,013	748	—	—	42,008	748	42,008	42,756	(10,955)		2013
4 Waterway Square	The Woodlands, TX	Office	33,998	1,430	51,553	—	6,176	1,430	57,729	59,159	(13,231)		2010
The Westin at the Woodlands (h)	The Woodlands, TX	Hospitality	41,793	22,473	—	(20,520)	92,380	1,953	92,380	94,333	(7,990)		2016
The Woodlands	The Woodlands, TX	MPC	150,000	269,411	9,814	(60,419)	9,744	208,992	19,558	228,550	(3,507)		2011
The Woodlands Parking Garages	The Woodlands, TX	Other	—	5,857	—	1,529	11,837	7,386	11,837	19,223	(1,456)		2008/2009
The Woodlands Resort & Conference Center	The Woodlands, TX	Hospitality	62,500	13,258	37,983	—	78,555	13,258	116,538	129,796	(20,713)		2014
2000 Woodlands Parkway	The Woodlands, TX	Retail	—	—	—	—	506	—	506	506	(16)		1997
1400 Woodloch Forest	The Woodlands, TX	Office	—	—	—	1,570	14,519	1,570	14,519	16,089	(4,442)		1981
The Woodlands Hills
The Woodlands Hills	Conroe, TX	MPC	—	99,284	—	18,702	—	117,986		117,986	—		2014
Ward Village
‘A‘ali‘i	Honolulu, HI	Development	—	—	—	—	28,950	—	28,950	28,950	(1,271)	2018
Ae‘o	Honolulu, HI	Condominium	—	9,795	85,046	(9,795)	(85,046)	—	—	—	—	2016	2018
Anaha	Honolulu, HI	Condominium	—	5,546	47,450	(5,546)	(46,470)	—	980	980	(30)	2014	2017
Ke Kilohana	Honolulu, HI	Development	96,757	2,615	17,784	(2,615)	178,679	—	196,463	196,463	—	2016
Kewalo Basin Harbor	Honolulu, HI	Other	3,499	—	—	—	17,752	—	17,752	17,752	(343)	2017
Waiea	Honolulu, HI	Condominium	—	—	20,812	—	(15,518)	—	5,294	5,294	(63)	2014	2017
Ward Predevelopment	Honolulu, HI	Development	—	—	24,069	—	59,814	—	83,883	83,883	(493)	2013

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
					Buildings		Buildings		Buildings				Date
(In thousands)					and		and		and		Accumulated	Date of	Acquired /
Name of Center	Location	Center Type	Encumbrances (a)	Land	Improvements	Land (e)	Improvements (e)(f)	Land	Improvements (f)	Total	Depreciation (g)	Construction	Completed
Ward Village Retail (h)	Honolulu, HI	Retail	245,435	164,007	89,321	(76,405)	275,643	87,602	364,964	452,566	(70,610)		2002
Other
Bridges at Mint Hill	Charlotte, NC	Development	—	—	—	—	21,978	—	21,978	21,978	—		2007
Cottonwood Mall	Salt Lake City, UT	Development	—	7,613	42,987	(7,613)	(21,429)	—	21,558	21,558	—		2002
Landmark Mall	Alexandria, VA	Development	—	28,396	67,235	(28,396)	(12,041)	—	55,194	55,194	(128)		2004
Monarch City	Dallas, TX	Development	—	25,575	—	(25,575)	26,918	—	26,918	26,918	—		2006
110 North Wacker	Chicago, IL	Development	50,000	—	29,035	—	118,901	—	147,936	147,936	—		1957
Outlet Collection at Riverwalk	New Orleans, LA	Retail	47,552	—	94,513	—	338	—	94,851	94,851	(15,476)		2014
The Elk Grove Collection	Elk Grove, CA	Development	—	—	—	—	10,808	—	10,808	10,808	5		2003
West Windsor	Princeton, NJ	Development	—	—	—	—	27,144	—	27,144	27,144	(9)		2004
Total excluding Corporate, Deferred financing costs and Unamortized bond issuance costs			2,202,802	2,512,338	2,081,799	(572,082)	2,095,381	1,940,256	4,177,180	6,117,436	(355,146)
Corporate	Various		1,012,409	885	1,027	(885)	44,824	—	45,851	45,851	(25,746)
Unamortized bond issuance costs	N/A		(6,096)	—	—	—	—	—	—	—	—
Deferred financing costs	N/A		(27,902)	—	—	—	—	—	—	—	—
		Total	$3,181,213	$2,513,223	$2,082,826	$(572,967)	$2,140,205	$1,940,256	$4,223,031	$6,163,287	$(380,892)

(a)	See description of Encumbrances in Note 7 - Mortgages, Notes and Loans Payable, Net of the Consolidated Financial Statements.

(b)	Initial cost for projects undergoing development or redevelopment is cost at end of first complete calendar year subsequent to opening.

(c)
For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write‑downs. For MPCs, costs capitalized subsequent to acquisitions are net of the cost of land sales.

(d)	The aggregate cost of land, building and improvements for federal income tax purposes is approximately $5.0 billion.

(e)	Reductions in Land reflect transfers to Buildings and Improvements for projects which the Company is internally developing.

(f)	Includes all amounts related to Developments.

(g)	Depreciation is computed based upon the useful lives in Note 1 - Summary of Significant Accounting Policies.

(h)	Property is collateral for the Senior Secured Credit Facility. See Note 7 - Mortgages, Notes and Loans Payable, Net of the Consolidated Financial Statements for additional information.

(i)	Encumbrances balance either represents or is inclusive of SIDs. See Note 7 - Mortgages, Notes and Loans Payable, Net of the Consolidated Financial Statements for additional information.

(j)	Downtown Summerlin includes ONE Summerlin office property, which was placed in service in 2015.

Reconciliation of Real Estate
(In thousands)	2018	2017	2016
Balance at beginning of year	$5,355,409	$4,979,840	$4,774,632
Change in land	199,069	93,833	122,446
Additions	1,148,826	790,183	830,896
Impairments	—	—	(35,734)
Dispositions and write-offs and land and condominium costs of sales	(540,017)	(508,447)	(712,400)
Balance at end of year	$6,163,287	$5,355,409	$4,979,840

Reconciliation of Accumulated Depreciation
(In thousands)	2018	2017	2016
Balance at beginning of year	$321,882	$245,814	$232,969
Depreciation Expense	113,518	116,401	81,878
Dispositions and write-offs	(54,508)	(40,333)	(69,033)
Balance at end of year	$380,892	$321,882	$245,814