Form 10-K/A
period 2018-12-31
Howard Hughes Corp
filed 2019-03-15
CIK 1498828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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
As of March 11, 2019, there were 43,129,833 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of our Annual Report on Form 10-K. The registrant intends to file its Proxy Statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2018 of The Howard Hughes Corporation (the “Company”), which was filed with the Securities and Exchange Commission on February 27, 2019. This Form 10-K/A is being filed for the purpose of providing separate audited and unaudited consolidated financial statements of DLV/HHPI Summerlin, LLC (“The Summit”), our joint venture with Discovery Land Company ("Discovery"), in accordance with Rule 3-09 of Regulation S-X. The Summit's audited Consolidated Financial Statements as of December 31, 2018 and for the year ended December 31, 2018, unaudited Consolidated Financial Statements as of December 31, 2017 and for each of the years ended December 31, 2017 and 2016, and Report of Independent Auditors, are filed as Exhibit 99.1 and are included as financial statement schedules in Item 15, “Exhibits and Financial Statement Schedules,” of this Form 10-K/A. The consolidated financial statements of The Summit as of and for the year ended December 31, 2018 were not available at the time that the Company filed its Annual Report on Form 10-K on February 27, 2019. The consent of Ernst & Young LLP, independent auditors for the Company, is also filed as an exhibit to this Amendment No. 1 to the Annual Report on Form 10-K/A. In addition, this Form 10-K/A includes an updated exhibit index in respect thereof and certifications under Section 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment No. 1 on Form 10-K/A is not intended to update or modify any other information presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as originally filed. This Amendment No. 1 does not update or modify in any way the financial position, results of operations, cash flows or related disclosures in the Company's Annual Report on Form 10-K and does not reflect events occurring after the Form 10-K’s original filing date of February 27, 2019. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2018.

PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)Financial Statements and Financial Statement Schedule.

The Consolidated Financial Statements and Schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule were previously filed with the Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2019.

The following financial statements are included in this Amendment No. 1 to Annual Report on Form 10-K/A pursuant to Rule 3-09 of Regulation S-K.
DLV/HHPI Summerlin, LLC audited Consolidated Financial Statements as of December 31, 2018 and for the year ended December 31, 2018 and unaudited Consolidated Financial Statements as of December 31, 2017, and for the years ended December 31, 2017 and 2016
No additional financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required has been enclosed in the Consolidated Financial Statements and notes thereto.

(b)Exhibits.

Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE HOWARD HUGHES CORPORATION

/s/ David R. Weinreb
David R. Weinreb
Chief Executive Officer	March 15, 2019

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Exhibit No.	Description of Exhibit
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

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on February 29, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012)

4.1
Section 382 Rights Agreement, dated as of February 27, 2012, by and between The Howard Hughes Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012)

4.2
Amendment No. 1 to Rights Agreement dated as of February 26, 2015, by and between The Howard Hughes Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed March 3, 2015)

4.3
Amendment No. 2 to Rights Agreement, dated as of January 2, 2018, by and between The Howard Hughes Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed January 2, 2018)

4.4
Indenture, dated as of March 16, 2017 by and between The Howard Hughes Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2017)

10.1
Form of indemnification agreement for directors and certain executive officers of The Howard Hughes Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.2
Warrant Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.3
Letter Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.4
Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P., Blackstone Real Estate Partners VI L.P., Blackstone Real Estate Partners (AIV) VI L.P., Blackstone Real Estate Partners VI.F L.P., Blackstone Real Estate Partners VI.TE.1 L.P., Blackstone Real Estate Partners VI.TE.2 L.P., Blackstone Real Estate Holdings VI L.P., and Blackstone GGP Principal Transaction Partners L.P. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.5*
Form of Restricted Stock Agreement for Nonemployee Directors under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.6*
Restricted Stock Agreement dated as of February 16, 2018, between The Howard Hughes Corporation and David Weinreb (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.7*
Form of Time-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.8*
Form of Performance-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.9*
Form of Time-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.10*
Form of Performance-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.11*
Employment Agreement, dated as of August 29, 2017, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 5, 2017)

10.12*
Employment Agreement, dated as of October 2, 2017, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 5, 2017)

10.13*
Employment Agreement, dated as of November 6, 2017, between The Howard Hughes Corporation and Peter F. Riley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 9, 2017)

10.14*
Amended and Restated Employment Agreement, dated as of February 21, 2018, between The Howard Hughes Corporation and David O’Reilly (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed February 26, 2018)

10.15*
Restricted Stock Agreement, dated as of August 29, 2017, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 5, 2017)

10.16*
Restricted Stock Agreement, dated as of October 2, 2017, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 5, 2017)

10.17*
Restricted Stock Agreement, dated as of November 8, 2017, between The Howard Hughes Corporation and Peter F. Riley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 9, 2017)

10.18*
Warrant Grant Agreement, dated as of June 16, 2017, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 20, 2017)

10.19*
Warrant Grant Agreement, dated as of October 4, 2017, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 5, 2017)

10.20*
Warrant Purchase Agreement, dated October 7, 2016, between The Howard Hughes Corporation and David O’Reilly (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 11, 2016)

10.21*	Saul Scherl offer letter, dated as of February 21, 2019 (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

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

10.25*	The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 14, 2012)

10.26*	Form of The Howard Hughes Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 17, 2014)

10.27*	The Howard Hughes Corporation Management Co., LLC Separation Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 16, 2017)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

23.2+	Consent of Ernst & Young LLP

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1+
DLV/HHPI Summerlin, LLC audited Consolidated Financial Statements as of December 31, 2018 and for the year ended December 31, 2018 and unaudited Consolidated Financial Statements as of December 31, 2017, and for the years ended December 31, 2017 and 2016

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

*    Management contract, compensatory plan or arrangement
+    Filed herewith
^    Submitted electronically with the original Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019. The following documents from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (ii) the Consolidated Balance Sheets at December 31, 2018 and 2017, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to the Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.