Form 10-Q
period 2019-03-31
Howard Hughes Corp
filed 2019-05-06
CIK 1498828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock, $0.01 par value per share	HHC	New York Stock Exchange

The number of shares of common stock, $0.01 par value, outstanding as of April 30, 2019 was 43,139,311.

THE HOWARD HUGHES CORPORATION

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(In thousands, except par values and share amounts)	March 31, 2019	December 31, 2018
Assets:
Investment in real estate:
Master Planned Communities assets	$1,665,037	$1,642,660
Buildings and equipment	3,082,749	2,932,963
Less: accumulated depreciation	(410,315)	(380,892)
Land	303,384	297,596
Developments	1,384,212	1,290,068
Net property and equipment	6,025,067	5,782,395
Investment in real estate and other affiliates	106,800	102,287
Net investment in real estate	6,131,867	5,884,682
Cash and cash equivalents	452,908	499,676
Restricted cash	134,398	224,539
Accounts receivable, net	16,030	12,589
Municipal Utility District receivables, net	246,231	222,269
Notes receivable, net	4,723	4,694
Deferred expenses, net	104,101	95,714
Operating lease right-of-use assets, net	72,105	—
Prepaid expenses and other assets, net	253,644	411,636
Total assets	$7,416,007	$7,355,799

Liabilities:
Mortgages, notes and loans payable, net	$3,241,985	$3,181,213
Operating lease obligations	71,888	—
Deferred tax liabilities	165,690	157,188
Accounts payable and accrued expenses	628,971	779,272
Total liabilities	4,108,534	4,117,673

Commitments and contingencies (see Note 9)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 43,659,708 shares issued and 43,139,859 outstanding as of March 31, 2019 and 43,511,473 shares issued and 42,991,624 outstanding as of December 31, 2018	437	436
Additional paid-in capital	3,325,499	3,322,433
Accumulated deficit	(88,520)	(120,341)
Accumulated other comprehensive loss	(14,759)	(8,126)
Treasury stock, at cost, 519,849 shares as of March 31, 2019 and December 31, 2018	(62,190)	(62,190)
Total stockholders' equity	3,160,467	3,132,212
Noncontrolling interests	147,006	105,914
Total equity	3,307,473	3,238,126
Total liabilities and equity	$7,416,007	$7,355,799
See Notes to Condensed Consolidated Financial Statements.
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(In thousands, except per share amounts)	2019	2018
Revenues:
Condominium rights and unit sales	$198,310	$10,837
Master Planned Communities land sales	41,312	46,565
Minimum rents	54,086	49,395
Tenant recoveries	13,508	12,760
Hospitality revenues	22,929	23,061
Builder price participation	5,195	5,081
Other land revenues	4,729	4,131
Other rental and property revenues	13,821	9,849
Total revenues	353,890	161,679

Expenses:
Condominium rights and unit cost of sales	137,694	6,729
Master Planned Communities cost of sales	16,818	26,043
Master Planned Communities operations	11,695	10,325
Other property operating costs	37,264	23,175
Rental property real estate taxes	9,831	8,127
Rental property maintenance costs	4,177	3,197
Hospitality operating costs	15,623	15,567
(Recovery) provision for doubtful accounts	(2)	776
Demolition costs	49	6,671
Development-related marketing costs	5,702	6,078
General and administrative	25,332	24,264
Depreciation and amortization	36,131	28,188
Total expenses	300,314	159,140

Other:
Loss on sale or disposal of real estate	(6)	—
Other income, net	173	—
Total other	167	—

Operating income	53,743	2,539

Interest income	2,573	2,076
Interest expense	(23,326)	(16,609)
Equity in earnings from real estate and other affiliates	9,951	14,386
Income before taxes	42,941	2,392
Provision for income taxes	11,016	558
Net income	31,925	1,834
Net income attributable to noncontrolling interests	(104)	(360)
Net income attributable to common stockholders	$31,821	$1,474

Basic income per share:	$0.74	$0.03

Diluted income per share:	$0.74	$0.03
See Notes to Condensed Consolidated Financial Statements.

 THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended March 31,
(In thousands)	2019	2018
Net income	$31,925	$1,834
Other comprehensive (loss) income:
Interest rate swaps (a)	(5,944)	8,045
Capitalized swap interest (expense) income (b)	(51)	10
Adoption of ASU 2018-02 (c)	—	(1,148)
Adoption of ASU 2017-12 (d)	—	(739)
Terminated swap amortization	(638)	—
Other comprehensive (loss) income	(6,633)	6,168
Comprehensive income	25,292	8,002
Comprehensive income attributable to noncontrolling interests	(104)	(360)
Comprehensive income attributable to common stockholders	$25,188	$7,642

(a)	Amounts are shown net of deferred tax benefit of $2.2 million and deferred tax expense of $2.1 million for the three months ended March 31, 2019 and 2018, respectively.

(b)	The deferred tax impact was not meaningful for the three months ended March 31, 2019 and 2018.

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

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2017	43,300,253	$433	$3,302,502	$(109,508)	$(6,965)	(29,373)	$(3,476)	$3,182,986	$5,565	$3,188,551
Net income	—	—	—	1,474	—	—	—	1,474	360	1,834
Interest rate swaps, net of tax of $2,126	—	—	—	—	8,045	—	—	8,045	—	8,045
Capitalized swap interest, net of tax of $3	—	—	—	—	10	—	—	10	—	10
Adoption of ASU 2014-09	—	—	—	(69,732)	—	—	—	(69,732)	—	(69,732)
Adoption of ASU 2017-12	—	—	—	739	(739)	—	—	—	—	—
Adoption of ASU 2018-02	—	—	—	1,148	(1,148)	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	(475,920)	(57,267)	(57,267)	—	(57,267)
Stock plan activity	191,342	3	7,919	—	—	—	—	7,922	—	7,922
Balance, March 31, 2018	43,491,595	$436	$3,310,421	$(175,879)	$(797)	(505,293)	$(60,743)	$3,073,438	$5,925	$3,079,363

Balance, December 31, 2018	43,511,473	$436	$3,322,433	$(120,341)	$(8,126)	(519,849)	$(62,190)	$3,132,212	$105,914	$3,238,126
Net income	—	—	—	31,821	—	—	—	31,821	104	31,925
Interest rate swaps, net of tax of $2,187	—	—	—	—	(5,944)	—	—	(5,944)	—	(5,944)
Terminated swap amortization	—	—	—	—	(638)	—	—	(638)	—	(638)
Capitalized swap interest, net of tax of $14	—	—	—	—	(51)	—	—	(51)	—	(51)
Contributions to joint ventures	—	—	—	—	—	—	—	—	40,988	40,988
Stock plan activity	148,235	1	3,066	—	—	—	—	3,067	—	3,067
Balance, March 31, 2019	43,659,708	$437	$3,325,499	$(88,520)	$(14,759)	(519,849)	$(62,190)	$3,160,467	$147,006	$3,307,473

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash Flows from Operating Activities:
Net income	$31,925	$1,834
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	32,905	24,850
Amortization	3,086	3,002
Amortization of deferred financing costs	2,201	1,469
Amortization of intangibles other than in-place leases	278	336
Straight-line rent amortization	(1,548)	(3,052)
Deferred income taxes	10,703	248
Restricted stock and stock option amortization	3,069	2,684
Equity in earnings from real estate and other affiliates, net of distributions	(4,606)	(9,532)
Provision for doubtful accounts	(2)	776
Master Planned Communities land acquisitions	(752)	(506)
Master Planned Communities development expenditures	(56,772)	(42,092)
Master Planned Communities cost of sales	16,744	23,189
Condominium development expenditures	(40,559)	(78,964)
Condominium rights and unit cost of sales	137,694	6,729
Net changes:
Accounts and notes receivable	(5,679)	(6,100)
Prepaid expenses and other assets	1,881	1,590
Condominium deposits received	(115,774)	40,762
Deferred expenses	(17,191)	(3,759)
Accounts payable and accrued expenses	(57,286)	(49,885)
Cash used in operating activities	(59,683)	(86,421)

Cash Flows from Investing Activities:
Property and equipment expenditures	(1,178)	(1,295)
Operating property improvements	(25,854)	(17,600)
Property development and redevelopment	(148,894)	(90,682)
Reimbursements under Tax Increment Financings	—	11,731
Distributions from real estate and other affiliates	315	748
Notes issued to real estate and other affiliates	—	(2,783)
Investments in real estate and other affiliates, net	(222)	—
Cash used in investing activities	(175,833)	(99,881)

Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	61,614	62,967
Principal payments on mortgages, notes and loans payable	(4,587)	(24,059)
Purchase of treasury stock	—	(57,267)
Special Improvement District bond funds released from (held in) escrow	936	230
Deferred financing costs and bond issuance costs, net	(343)	(163)
Taxes paid on stock options exercised and restricted stock vested	—	(1,713)
Stock options exercised	—	6,950
Contributions from noncontrolling interest	40,987	—
Cash provided by (used in) financing activities	98,607	(13,055)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(In thousands)	2019	2018
Net change in cash, cash equivalents and restricted cash	(136,909)	(199,357)
Cash, cash equivalents and restricted cash at beginning of period	724,215	964,300
Cash, cash equivalents and restricted cash at end of period	$587,306	$764,943

Supplemental Disclosure of Cash Flow Information:
Interest paid	$52,905	$45,652
Interest capitalized	18,370	17,500
Income taxes refunded, net	(1,839)	—

Non-Cash Transactions:
Accrued property improvements, developments and redevelopments	24,774	—
Special Improvement District bond transfers associated with land sales	74	2,854
Accrued interest on construction loan borrowing	860	252
Capitalized stock compensation	441	533

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019 (the "Annual Report"). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and equity for the interim periods have been included. The results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 and future fiscal years.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements up to the date and time this Quarterly Report was filed.

Impact of new accounting standard related to Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. The Company adopted Topic 842 (the "New Leases Standard") as of January 1, 2019 (the "Adoption Date") using the modified retrospective approach that provides a method for applying the guidance to leases that had commenced as of the beginning of the reporting period in which the standard is first applied with a cumulative-effect adjustment as of that date. The Company elected the package of practical expedients permitted under the transition guidance within the New Leases Standard, which allowed the Company to carry forward the historical lease classification for leases that existed at the beginning of the reporting period.
The Company elected the practical expedient to not separate lease components from nonlease components of its lease agreements for all classes of underlying assets including ground leases, office leases and other leases. Certain of the Company’s lease agreements include nonlease components such as fixed common area maintenance charges.

The Company elected the hindsight practical expedient to determine the lease term for existing leases where it is the lessee. The Company’s election of the hindsight practical expedient resulted in the extension of lease terms for certain existing leases. In the application of hindsight, the Company evaluated the performance of the property and associated markets in relation to its overall strategies, which resulted in the determination that most renewal options would not be reasonably certain in determining the expected lease term.

Adoption of the New Leases Standard resulted in the recording of right-of-use assets and lease liabilities of $73.1 million and $72.0 million, respectively, as of the Adoption Date. The standard did not materially impact the Company’s consolidated net income and had no impact on cash flows.

See Note 2 - Accounting Policies and Pronouncements for further discussion of accounting policies impacted by the Company's adoption of the New Leases Standard and disclosures required by the New Leases Standard.

Segment Presentation

Starting in the first quarter of 2019, the Seaport District has been moved out of the Company's existing segments and into a stand-alone segment for disclosure purposes. The Company believes that by providing this additional detail, investors and analysts will be able to better track the Company's progress towards stabilization. See Note 16 -Segments for results of the new segment. The respective segment earnings and total segment assets presented in these Condensed Consolidated Financial Statements and elsewhere in this Quarterly Report have been adjusted in all periods reported to reflect this change.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 2 ACCOUNTING POLICIES AND PRONOUNCEMENTS

The following is a summary of recently issued and other notable accounting pronouncements which relate to HHC's business.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This standard is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The effective date of the standard is for fiscal years, and interim periods within those years, beginning after December 15, 2019. The new standard must be adopted retrospectively with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-17 may have on its consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement that eliminates, adds and modifies certain disclosure requirements for fair value measurements. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level-3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-13 may have on its consolidated financial statements.
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
The New Leases Standard and related policy updates
As discussed in Note 1 - Basis of Presentation and Organization, as of the Adoption Date of the New Leases Standard, the recognition of right-of-use assets and lease liabilities is required on the balance sheet. The Company determines whether an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets and operating lease liabilities

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

on the condensed consolidated balance sheet. Right-of-use assets represent HHCs right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of HHC's leases do not provide an implicit rate, HHC uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases as of March 31, 2019.

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The Company’s leases have remaining lease terms of less than one year to 54 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from two to 40 years, and some of which may include options to terminate the leases within one year. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases certain buildings and office space constructed on its ground leases to third parties.

The Company’s leased assets and liabilities are as follows:

(In thousands)	March 31, 2019
Assets
Operating lease right-of-use assets	$72,105
Total leased assets	$72,105

Liabilities
Operating lease liabilities	$71,888
Total leased liabilities	$71,888

The components of lease expense are as follows:

(In thousands)	Three Months Ended
Lease Cost	March 31, 2019
Operating lease cost	$2,365
Variable lease costs	82
Sublease income	—
Net lease cost	$2,447
Future minimum lease payments as of March 31, 2019 are as follows:

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(In thousands)	Operating
Year Ended December 31,	Leases
2019 (excluding the three months ended March 31, 2019)	$5,174
2020	7,272
2021	7,111
2022	6,373
2023	6,389
Thereafter	273,287
Total lease payments	305,606
Less: imputed interest	(233,718)
Present value of lease liabilities	$71,888

Other information related to the Company’s lessee agreements is as follows:

(In thousands)	Three Months Ended
Supplemental Condensed Consolidated Statements of Cash Flows Information	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,495

Other Information	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	36.8
Weighted-average discount rate
Operating leases	7.7%
The Company receives rental income from the leasing of retail, office, multi-family and other space under operating leases, as well as certain variable tenant recoveries. Such operating leases are with a variety of tenants and have a remaining average term of approximately five years. Lease terms generally vary among tenants and may include early termination options, extension options and fixed rental rate increases or rental rate increases based on an index. The minimum rentals based on operating leases of the consolidated properties held as of March 31, 2019 are as follows:

Three Months Ended
(In thousands)	March 31, 2019
Total Minimum Rent Payments	$52,854

Total future minimum rents associated with operating leases are as follows:

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Total
Minimum
Year Ending December 31,	Rent
(In thousands)
2019 (excluding the three months ended March 31, 2019)	$133,675
2020	187,566
2021	201,353
2022	209,225
2023	188,926
Thereafter	1,194,101
Total	$2,114,846
Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability is reasonably assured and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues reported on the Condensed Consolidated Statements of Operations also include amortization related to above and below‑market tenant leases on acquired properties.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 3 REAL ESTATE AND OTHER AFFILIATES

Investments in real estate and other affiliates that are reported in accordance with the equity and cost methods are as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	March 31,	December 31,	March 31,	December 31,	Three Months Ended March 31,
($ in thousands)	2019	2018	2019	2018	2019	2018
Equity Method Investments
Operating Assets:
The Metropolitan Downtown Columbia (a)	50%	50%	$—	$—	$183	$80
Stewart Title of Montgomery County, TX	50%	50%	3,822	3,920	102	82
Woodlands Sarofim #1	20%	20%	2,780	2,760	20	20
m.flats/TEN.M	50%	50%	3,486	4,701	(1,221)	(937)
Master Planned Communities:
The Summit (b)	—%	—%	78,573	72,171	7,837	11,128
Seaport District:
Mr. C Seaport	35%	35%	8,088	8,721	(632)	—
Strategic Developments:
Circle T Ranch and Power Center	50%	50%	6,024	5,989	35	—
HHMK Development	50%	50%	10	10	—	—
KR Holdings	50%	50%	161	159	2	672
			102,944	98,431	6,326	11,045
Cost method investments			3,856	3,856	3,625	3,341
Investment in real estate and other affiliates			$106,800	$102,287	$9,951	$14,386

(a)
The Metropolitan Downtown Columbia was in a deficit position of $4.0 million and $3.8 million at March 31, 2019 and December 31, 2018, respectively, due to distributions from operating cash flows in excess of basis. These deficit balances are presented in Accounts payable and accrued expenses at March 31, 2019 and December 31, 2018.

(b)	Please refer to the discussion below for a description of the joint venture ownership structure.

As of March 31, 2019, the Company is not the primary beneficiary of any of the joint ventures listed above because it does not have the power to direct activities that significantly impact the economic performance of the joint ventures; therefore, the Company reports its interests in accordance with the equity method. As of March 31, 2019 and at December 31, 2018, the Mr. C Seaport variable interest entity ("VIE") does not have sufficient equity at risk to finance its operations without additional financial support. The aggregate carrying value of Mr. C Seaport is $8.1 million and is classified as Investment in real estate and other affiliates in the Condensed Consolidated Balance Sheets. The Company's maximum exposure to loss as a result of this investment is limited to the aggregate carrying value of the investment as the Company has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of this VIE. As of March 31, 2019, approximately $202.0 million of indebtedness was secured by the properties owned by the Company's real estate and other affiliates of which the Company's share was approximately $96.4 million based upon economic ownership. All of this indebtedness is without recourse to the Company.

As of March 31, 2019 and December 31, 2018, the Company is the primary beneficiary of six VIEs, Bridges at Mint Hill, 110 North Wacker and Ward Village's four homeowners' associations, which are consolidated in its financial statements. The creditors of the consolidated VIEs do not have recourse to the Company, except for 18%, or $9.0 million, of the 110 North Wacker outstanding loan balance. As of March 31, 2019, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $241.7 million and $111.5 million, respectively. As of December 31, 2018, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $190.6 million and $99.8 million, respectively. The assets of the VIEs are restricted for use only by the particular VIEs and are not available for the Company's general operations.

110 North Wacker

During the second quarter of 2018, the Company's partnership with the local developer executed a joint venture agreement with USAA related to 110 North Wacker. At execution, the Company contributed land with a carrying value of $33.6 million and an agreed upon fair value of $85.0 million, and USAA contributed $64.0 million in cash. The Company has subsequent capital

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

obligations of $42.7 million, and USAA is required to fund up to $105.6 million in addition to its initial contribution. The Company and its joint venture partners have also entered into a construction loan agreement further described in Note 6 -Mortgages, Notes and Loans Payable, Net. The Company has concluded that it is the primary beneficiary of the VIE because it has the power to direct activities that most significantly impact the joint venture’s economic performance during the development phase of the project.

Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, the Company's share of the venture’s income-producing activities is recognized based on the Hypothetical Liquidation Book Value ("HLBV") method, which represents an economic interest of approximately 33% for the Company. Under this method, the Company recognizes income or loss in Equity in earnings from real estate and other affiliates based on the change in its underlying share of the venture's net assets on a hypothetical liquidation basis as of the reporting date. After USAA receives a 9.0% preferred return on its capital contribution, the Company is entitled to cash distributions from the venture until it receives a 9.0% return. Subsequently, USAA is entitled to cash distributions equal to 11.11% of the amount distributed to the Company that resulted in a 9.0% return. Thereafter, the Company and USAA are entitled to distributions pari passu to their profit ownership interests of 90% and 10%, respectively.

Significant activity for real estate and other affiliates and the related accounting considerations are described below.

The Summit

During the first quarter of 2015, the Company formed DLV/HHPI Summerlin, LLC (“The Summit”), a joint venture with Discovery Land Company (“Discovery”). The Company contributed land with a carrying value of $13.4 million and transferred Special Improvement District ("SID") bonds related to such land with a carrying value of $1.3 million to the joint venture at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million of cash as its capital contribution, and the Company has no further capital obligations. The gains on the contributed land are recognized in Equity in earnings from real estate and other affiliates as the joint venture sells lots.

After the Company receives its capital contribution of $125.4 million and a 5.0% preferred return on such capital contribution, Discovery is entitled to cash distributions by the joint venture until it has received two times its equity contribution. Any further cash distributions are shared equally. Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, the Company's share of the venture’s income-producing activities is recognized based on the HLBV method. Under this method, the Company recognizes income or loss based on the change in its underlying share of the venture's net assets on a hypothetical liquidation basis as of the reporting date.

Relevant financial statement information for The Summit is summarized as follows:

	March 31,	December 31,
(In millions)	2019	2018
Total Assets	$217.8	$218.9
Total Liabilities	137.1	144.6
Total Equity	80.7	74.3

	Three Months Ended March 31,
(In millions)	2019	2018
Revenues (a)	$30.5	$23.4
Net income	7.4	11.1
Gross Margin	8.3	13.3

(a)
Revenues related to land sales at the joint venture are recognized on a percentage of completion basis as The Summit follows the private company timeline for implementation of ASU 2014-09, Revenues from Contracts with Customers (Topic 606) and will adopt by the end of 2019.

NOTE 4 IMPAIRMENT

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. With respect to the Investment in real estate and other affiliates, a series of operating losses of an underlying asset or other factors may indicate that a decrease in value has occurred which is other‑than‑temporary. The investment in each real estate and other affiliate is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other‑than‑temporary. No impairment charges were recorded during the three months ended March 31, 2019 or during the year ended December 31, 2018. The Company periodically evaluates its strategic alternatives with respect to each of its properties and may revise its strategy from time to time, including its intent to hold an asset on a long-term basis or the timing of potential asset dispositions. These changes in strategy could result in impairment charges in future periods.

NOTE 5 OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of Prepaid expenses and other assets:

	March 31,	December 31,
(In thousands)	2019	2018
Condominium inventory	$69,110	$198,352
Straight-line rent	51,985	50,493
Intangibles	33,785	33,955
Security and escrow deposits	20,129	17,670
Special Improvement District receivables	18,054	18,838
Prepaid expenses	15,202	16,981
Equipment, net of accumulated depreciation of $8.7 million and $8.3 million, respectively	15,125	15,543
Other	10,950	20,364
Tenant incentives and other receivables	8,625	8,745
In-place leases	5,677	6,539
TIF receivable	3,896	2,470
Above-market tenant leases	906	1,044
Federal income tax receivable	200	2,000
Interest rate swap derivative assets	—	346
Below-market ground leases	—	18,296
Prepaid expenses and other assets, net	$253,644	$411,636

The $158.0 million net decrease primarily relates to $129.2 million and $18.3 million decreases in Condominium inventory and Below-market ground leases, respectively. Condominium inventory represents units at completed projects for which sales have not yet closed. The decrease from December 31, 2018 is primarily attributable to all of the contracted units at Ae‘o, which have closed in the first quarter of 2019. The decrease in Below-market ground leases is attributable to the adoption of the New Leases Standard as of January 1, 2019. The balance of unamortized below-market ground leases was reclassified to Operating lease right-of-use assets upon adoption.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses:

	March 31,	December 31,
(In thousands)	2019	2018
Construction payables	$298,235	$258,749
Condominium deposit liabilities	147,861	263,636
Deferred income	54,082	42,734
Accounts payable and accrued expenses	26,512	38,748
Interest rate swap derivative liabilities	24,160	16,517
Tenant and other deposits	21,805	20,893
Accrued payroll and other employee liabilities	17,109	42,591
Other	16,150	29,283
Accrued real estate taxes	12,542	26,171
Accrued interest	10,515	23,080
Straight-line ground rent liability	—	16,870
Accounts payable and accrued expenses	$628,971	$779,272

The $150.3 million net decrease in total Accounts payable and accrued expenses primarily relates to a $115.8 million decrease in Condominium deposit liabilities primarily attributable to all of the contracted units at Ae‘o, which have closed in the first quarter of 2019; a $25.5 million decrease in Accrued payroll and other employee liabilities due to payment in the first quarter of 2019 of annual incentive bonus for 2018; and a $16.9 million decrease in Straight-line ground rent liability attributable to the adoption of the New Leases Standard as of January 1, 2019.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 6 MORTGAGES, NOTES AND LOANS PAYABLE, NET

Mortgages, notes and loans payable, net are summarized as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Fixed-rate debt:
Unsecured 5.375% Senior Notes	$1,000,000	$1,000,000
Secured mortgages, notes and loans payable	660,229	648,707
Special Improvement District bonds	14,978	15,168
Variable-rate debt:
Mortgages, notes and loans payable (a)	1,599,172	1,551,336
Unamortized bond issuance costs	(5,889)	(6,096)
Unamortized deferred financing costs	(26,505)	(27,902)
Total mortgages, notes and loans payable, net	$3,241,985	$3,181,213

(a)
As more fully described in Note 8 -Derivative Instruments and Hedging Activities, as of March 31, 2019 and December 31, 2018, $615.0 million of variable‑rate debt has been swapped to a fixed rate for the term of the related debt. An additional $50.0 million of variable-rate debt was subject to interest rate collars and $75.0 million of variable-rate debt was capped at a maximum interest rate as of March 31, 2019 and December 31, 2018.

Certain of the Company's loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance or percentage of the loan balance. As of March 31, 2019, land, buildings and equipment and developments with a net book value of $4.4 billion have been pledged as collateral for HHC's Mortgages, notes and loans payable, net. As of March 31, 2019, the Company was in compliance with all of its financial covenants included in the agreements governing its indebtedness.

The Summerlin master planned community ("MPC") uses Special Improvement District (“SID”) bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. In the three months ended March 31, 2019, no new SID bonds were issued and $0.1 million in obligations were assumed by buyers.

Recent Financing Activity

On April 9, 2019, the Company modified the HHC 242 Self-Storage and HHC 2978 Self-Storage facilities to reduce the total commitments to $5.5 million and $5.4 million, respectively. The loans have an initial maturity date of December 31, 2021 and a one-year extension option.

Financing Activity During the Three Months Ended March 31, 2019

On March 12, 2019, the Company closed on an $18.0 million construction loan for Creekside Park West, bearing interest at one-month London Interbank Offered Rate ("LIBOR") plus 2.25% with an initial maturity date of March 12, 2023 and a one-year extension option.

On February 28, 2019, the Company amended the $62.5 million Woodlands Resort & Conference Center financing to extend the initial maturity date to December 30, 2021. The financing bears interest at one-month LIBOR plus 2.50% and has two, one-year extension options.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for each of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2019				December 31, 2018
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate derivative assets	$—	$—	$—	$—	$346	$—	$346	$—
Liabilities:
Interest rate derivative liabilities	24,160	—	24,160	—	16,517	—	16,517	—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company's financial instruments that are not measured at fair value on a recurring basis are as follows:

		March 31, 2019		December 31, 2018
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and restricted cash	Level 1	$587,306	$587,306	$724,215	$724,215
Accounts receivable, net (a)	Level 3	16,030	16,030	12,589	12,589
Notes receivable, net (b)	Level 3	4,723	4,701	4,694	4,694

Liabilities:
Fixed-rate debt (c)	Level 2	1,675,207	1,676,153	1,663,875	1,608,635
Variable-rate debt (c)	Level 2	1,599,172	1,599,172	1,551,336	1,551,336

(a)Accounts receivable, net is shown net of an allowance of $10.4 million and $10.7 million at March 31, 2019 and December 31, 2018, respectively.
(b)Notes receivable, net is shown net of an allowance of $0.1 million at March 31, 2019 and December 31, 2018.
(c)Excludes related unamortized financing costs.

The carrying amounts of Cash and restricted cash and Accounts receivable, net approximate fair value because of the short‑term maturity of these instruments. The fair value of Notes receivable, net with a fixed interest rate is based on a discounted future cash receipt model, which includes risk premiums and risk-free rates derived from the current LIBOR or U.S. Treasury obligation interest rates and assumes that the notes are outstanding through maturity. The carrying amounts for the Company's variable-rate

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

notes receivable approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

The fair value of the Company's $1.0 billion, 5.375% senior notes due 2025, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above (please refer to Note 6 -Mortgages, Notes and Loans Payable, Net in the Company's Condensed Consolidated Financial Statements), was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the current LIBOR or U.S. Treasury obligation interest rates. The discount rates reflect the Company's judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts for the Company's variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

NOTE 8 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to interest-rate-risk related to its variable interest rate debt, and it manages this risk by utilizing interest rate derivatives. To add stability to interest costs by reducing the Company's exposure to interest rate movements, the Company uses interest rate swaps, collars and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company's fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above an established ceiling rate and payment of variable amounts to a counterparty if interest rates fall below an established floor rate, in exchange for an up-front premium. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below the established ceiling and floor rates. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up‑front premium. The Company's interest rate caps are not currently designated as hedges, and therefore, any gain or loss is recognized in current-period earnings. These derivatives are recorded on a gross basis at fair value on the balance sheet.

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties that are considered credit-worthy, such as large financial institutions with favorable credit ratings. As of March 31, 2019 and December 31, 2018, there was one termination event and four termination events, respectively, as discussed below. There were no events of default as of March 31, 2019 and December 31, 2018.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur in accordance with the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. During the three months ended March 31, 2019, the Company recorded a $1.1 million reduction in Interest expense related to the amortization of terminated swaps.

During the three months ended March 31, 2019, the Company settled one interest rate cap agreement with a notional amount of $230.0 million and received payment of $0.2 million. During the year ended December 31, 2018, the Company settled four interest rate swap agreements with notional amounts of $18.9 million, $250.0 million, $40.0 million and $119.4 million, all designated as cash flow hedges of interest rate variability, and received total payments of $15.8 million, net of a termination fee of $0.3 million. The Company has deferred the effective portion of the fair value changes of three interest rate swap agreements in Accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets and will recognize the impact as a component of Interest expense, net, over the next 8.8, 2.5 and 1.1 years, which are what remain of the original forecasted periods.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company's variable‑rate debt. Over the next 12 months, HHC estimates that an additional $0.1 million of net loss will be reclassified to Interest expense.

The following table summarizes certain terms of the Company's derivative contracts:

				Fixed			Fair Value Asset (Liability)
			Notional	Interest	Effective	Maturity	March 31,	December 31,
(In thousands)		Balance Sheet Location	Amount	Rate (a)	Date	Date	2019	2018
Derivative instruments not designated as hedging instruments:
Interest rate cap	(b)	Prepaid expenses and other assets, net	$75,000	5.00%	9/1/2017	8/31/2019	$—	$—
Interest rate cap	(b) (c)	Prepaid expenses and other assets, net	230,000	2.50%	12/22/2016	12/23/2019	—	333
Derivative instruments designated as hedging instruments:
Interest rate collar	(d)	Prepaid expenses and other assets, net	51,353	1.50% - 2.50%	7/1/2018	5/1/2019	—	13
Interest rate collar	(d)	Accounts payable and accrued expenses	193,967	2.00% - 3.00%	5/1/2019	5/1/2020	(57)	(37)
Interest rate collar	(d)	Accounts payable and accrued expenses	354,217	2.25% - 3.25%	5/1/2020	5/1/2021	(1,055)	(730)
Interest rate collar	(d)	Accounts payable and accrued expenses	381,404	2.75% - 3.50%	5/1/2021	4/30/2022	(2,719)	(1,969)
Interest rate swap	(e)	Accounts payable and accrued expenses	615,000	2.96%	9/21/2018	9/18/2023	(20,329)	(13,781)
Total fair value derivative assets							$—	$346
Total fair value derivative liabilities							$(24,160)	$(16,517)

(a)	These rates represent the strike rate on HHC's interest swaps, caps and collars.

(b)
Interest income of $0.2 million is included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and the year ended December 31, 2018, related to these contracts.

(c)	The Company settled this Interest rate cap on February 1, 2019.

(d)	On May 17, 2018 and May 18, 2018, the Company entered into these interest rate collars which are designated as cash flow hedges.

(e)	Concurrent with the funding of the new $615.0 million Term Loan on September 21, 2018, the Company entered into this interest rate swap which is designated as a cash flow hedge.

The tables below present the effect of the Company's derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Amount of (Loss) Gain Recognized
	in AOCI on Derivative
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2019	2018
Interest rate derivatives	$(5,816)	$8,261

	Amount of Gain Reclassified from
	AOCI into Operations
	Three Months Ended March 31,
Location of Gain Reclassified from AOCI into Operations	2019	2018
Interest expense	$128	$216

	Total Interest Expense Presented
	in the Results of Operations in which
	the Effects of Cash Flow Hedges are Recorded
	Three Months Ended March 31,
Interest Expense Presented in Results of Operations	2019	2018
Interest expense	$23,326	$16,609

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

As of March 31, 2019 and December 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements was $26.2 million and $18.2 million, respectively. As of March 31, 2019, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $26.2 million.

NOTE 9 COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal proceedings relating to the ownership and operations of its properties. In addition, on June 14, 2018, the Company was served with a petition involving approximately 500 individuals or entities who claim that their properties, located in the Timarron Park neighborhood of The Woodlands, were damaged by flood waters that resulted from the unprecedented rainfall that occurred throughout Harris County and surrounding areas during Hurricane Harvey in August 2017. The complaint was filed in State Court in Harris County of the State of Texas. In general, the plaintiffs allege negligence in the development of Timarron Park and violations of Texas’ Deceptive Trade Practices Act and name as defendants The Howard Hughes Corporation, The Woodlands Land Development Company and two unaffiliated parties involved in the planning and engineering of Timarron Park. The plaintiffs are seeking restitution for damages to their property and diminution of their property values. The Company intends to vigorously defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded a charge as a result of this action.

In management’s opinion, the liabilities, if any, that may ultimately result from normal course of business legal actions, and The Woodlands legal proceeding discussed above, are not expected to have a material effect on the Company's consolidated financial position, results of operations or liquidity.

As of March 31, 2019 and December 31, 2018, the Company had outstanding letters of credit totaling $15.3 million and surety bonds totaling $110.1 million and $101.2 million, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

The Company leases land or buildings at certain properties from third parties. As discussed in Note 2 - Accounting Policies and Pronouncements, the Company adopted the New Leases Standard on January 1, 2019 and recorded right-of-use assets and lease liabilities on the balance sheet. See Note 2 - Accounting Policies and Pronouncements for further discussion. Prior to the adoption of the New Leases Standard, rental payments were expensed as incurred and, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $2.6 million for the three months ended March 31, 2018. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount for the three months ended March 31, 2018 was not significant.

The Company has entered into guarantee agreements as part of certain development projects. In conjunction with the execution of the ground lease for the Seaport District NYC, the Company executed a completion guarantee for the redevelopment of Seaport District NYC - Pier 17 and Seaport District NYC - Tin Building. As part of the Funding Agreement for the Downtown Columbia Redevelopment District TIF bonds, one of the Company's wholly-owned subsidiaries has agreed to complete certain defined public improvements and to indemnify Howard County, Maryland for certain matters. The Company has guaranteed these obligations, with a limit of $1.0 million, expiring on October 31, 2020. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly-owned subsidiary is obligated to pay special taxes. The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of March 31, 2019 and December 31, 2018.

NOTE 10 STOCK BASED PLANS

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The Company's stock based plans are described and informational disclosures are provided in the Notes to the Condensed Consolidated Financial Statements included in the Annual Report.

Stock Options

The following table summarizes the Company's stock option plan activity for the three months ended March 31, 2019:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at December 31, 2018	817,998	$105.06
Granted	9,500	110.35
Forfeited	(4,600)	121.04
Stock Options outstanding at March 31, 2019	822,898	$105.06

Compensation costs related to stock options were $0.7 million for the three months ended March 31, 2019, of which $0.2 million were capitalized to development projects. Compensation costs related to stock options were $0.7 million for the three months ended March 31, 2018, of which $0.3 million were capitalized to development projects.

Restricted Stock

The following table summarizes restricted stock activity for the three months ended March 31, 2019:

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 31, 2018	406,544	$82.10
Granted	150,216	84.48
Forfeited	(1,981)	70.94
Restricted stock outstanding at March 31, 2019	554,779	$82.78

Compensation costs related to restricted stock awards were $2.3 million for the three months ended March 31, 2019, of which $0.3 million were capitalized to development projects. Compensation costs related to restricted stock awards were $2.0 million for the three months ended March 31, 2018, of which $0.3 million were capitalized to development projects.

NOTE 11 INCOME TAXES

The Company has significant permanent differences, primarily from stock compensation deductions and non-deductible executive compensation, which cause the effective tax rate to deviate from statutory rates. The effective tax rate, based upon actual 2019 estimated operating results, was 25.7% for the three months ended March 31, 2019, compared to 27.4% for the three months ended March 31, 2018.

NOTE 12 WARRANTS

On October 7, 2016, the Company entered into a warrant agreement with its Chief Financial Officer, David R. O’Reilly, (the "O'Reilly Warrant") prior to his appointment to the position. Upon exercise of his warrant, Mr. O’Reilly may acquire 50,125 shares of common stock at an exercise price of $112.08 per share. The O'Reilly Warrant was issued at fair value in exchange for a $1.0 million payment in cash from Mr. O'Reilly. The O'Reilly Warrant becomes exercisable on April 6, 2022, subject to earlier exercise upon certain change in control, separation and termination provisions. On June 16, 2017 and October 4, 2017, the Company entered into warrant agreements with its Chief Executive Officer, David R. Weinreb, (the "Weinreb Warrant") and President, Grant Herlitz, (the "Herlitz Warrant") to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase prices of $50.0 million and $2.0 million, respectively. The Weinreb Warrant becomes exercisable on June 15, 2022, at an exercise price of $124.64 per share, and the Herlitz Warrant becomes exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject to earlier exercise upon certain change in control, separation and termination provisions. The purchase prices paid by the respective executives

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

for the O’Reilly Warrant, the Weinreb Warrant and the Herlitz Warrant, which qualify as equity instruments, are included within Additional paid-in capital in the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018.

NOTE 13 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize changes in AOCI by component, all of which are presented net of tax:

(In thousands)
Balance as of December 31, 2017	$(6,965)
Other comprehensive income before reclassifications	8,271
Gain reclassified from accumulated other comprehensive loss to net income	(216)
Adjustment related to adoption of ASU 2018-02	(1,148)
Adjustment related to adoption of ASU 2017-12	(739)
Net current-period other comprehensive income	6,168
Balance as of March 31, 2018	$(797)

Balance as of December 31, 2018	$(8,126)
Other comprehensive loss before reclassifications	(5,867)
Gain reclassified from accumulated other comprehensive loss to net income	(128)
Terminated swap amortization	(638)
Net current-period other comprehensive loss	(6,633)
Balance as of March 31, 2019	$(14,759)

The following table summarizes the amounts reclassified out of AOCI:

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
(In thousands)	Three Months Ended March 31,		Affected line items in the
Accumulated Other Comprehensive Income (Loss) Components	2019	2018	Statements of Operations
(Gains) losses on cash flow hedges	$(162)	$(273)	Interest expense
Interest rate swap contracts	34	57	Provision for income taxes
Total reclassifications of (income) loss for the period	$(128)	$(216)	Net of tax

NOTE 14 EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted‑average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and nonvested stock issued under stock‑based compensation plans is computed using the treasury stock method. The dilutive effect of the warrants is computed using the if‑converted method. Gains associated with the changes in the fair value of the warrants are excluded from the numerator in computing diluted earnings per share because inclusion of such gains in the computation would be anti‑dilutive.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Information related to the Company's EPS calculations is summarized as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2019	2018
Basic EPS:
Numerator:
Net income	$31,925	$1,834
Net income attributable to noncontrolling interests	(104)	(360)
Net income attributable to common stockholders	$31,821	$1,474

Denominator:
Weighted-average basic common shares outstanding	43,106	42,976

Diluted EPS:
Numerator:
Net income attributable to common stockholders	$31,821	$1,474

Denominator:
Weighted-average basic common shares outstanding	43,106	42,976
Restricted stock and stock options	151	218
Warrants	—	169
Weighted-average diluted common shares outstanding	43,257	43,363

Basic income per share:	$0.74	$0.03

Diluted income per share:	$0.74	$0.03

The diluted EPS computation for the three months ended March 31, 2019 and 2018 excludes 563,808 and 409,100 stock options, respectively, because their inclusion would have been anti-dilutive. The diluted EPS computation for the three months ended March 31, 2019 and 2018 excludes 288,010 and 224,420 shares of restricted stock, respectively, because performance conditions provided for in the restricted stock awards have not been satisfied.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 15 REVENUE

The core principle of ASC 606, Revenues from Contracts with Customers, is that revenues from contracts with customers (excluding lease-related revenues) are recognized when control of the promised goods or services is transferred to the Company's customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Condominium rights and unit sales revenues were previously required to be recognized under the percentage of completion method. Under ASC 606, revenue and cost of sales for condominium units sold are not recognized until the construction is complete, the sale closes and the title to the property has transferred to the buyer (point in time). Additionally, certain real estate selling costs, such as the costs related to the Company's condominium model units, are either expensed immediately or capitalized as property and equipment and depreciated over their estimated useful life.

The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Revenues
From contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$198,310	$10,837
Master Planned Communities land sales	41,312	46,565
Hospitality revenues	22,929	23,061
Builder price participation	5,195	5,081
Total revenue from contracts with customers	267,746	85,544

Recognized at a point in time and/or over time:
Other land revenues	4,729	4,131
Other rental and property revenues	13,821	9,849
Total other income	18,550	13,980

Rental and other income (lease-related revenues)
Minimum rents	54,086	49,395
Tenant recoveries	13,508	12,760
Total rental income	67,594	62,155

Total revenues	$353,890	$161,679

Revenues by segment
Operating Assets revenues	$91,953	$87,747
Master Planned Communities revenues	50,896	55,765
Seaport District revenues	7,030	3,511
Strategic Developments revenues	204,011	14,656

Total revenues	$353,890	$161,679

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Contract Assets and Liabilities

Contract assets are the Company's right to consideration in exchange for goods or services that have been transferred to a customer, excluding any amounts presented as a receivable. Contract liabilities are the Company's obligation to transfer goods or services to a customer for which the Company has received consideration.

The beginning and ending balances of contract assets and liabilities and significant activity during the period is as follows:

	Contract	Contract
(In thousands)	Assets	Liabilities
Balance as of January 1, 2018	$—	$179,179
Consideration earned during the period	(35,834)	(308,898)
Consideration received during the period	35,834	426,215
Balance as of December 31, 2018	—	296,496
Consideration earned during the period	—	(166,485)
Consideration received during the period	—	57,925
Balance as of March 31, 2019	$—	$187,936

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations as of March 31, 2019 represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations are associated with contracts that generally are noncancellable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company's remaining unsatisfied performance obligations as of March 31, 2019 is $1.2 billion. The Company expects to recognize this amount as revenue over the following periods:

(In thousands)	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$439,994	$22,909	$757,878

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

NOTE 16 SEGMENTS

The Company has four business segments which offer different products and services. HHC's four segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. As further discussed in Item 2. -Management’s Discussion and Analysis of Financial Condition and Results of Operations, one common operating measure used to assess operating results for the Company's business segments is earnings before taxes ("EBT"). The Company's segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. All operations are within the United States. The Company's reportable segments are as follows:

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

•
Seaport District - consists of approximately 450,000 square feet of restaurant, retail and entertainment properties situated in three primary locations in New York, New York: Pier 17; Historic Area/Uplands; and Tin Building. While the latter is still under development and will comprise about 53,000 square feet when completed, the two operating locations consist of third party tenants; tenants either directly or jointly owned and operated by the Company; and businesses owned and operated by the Company under licensing agreements.

•
Strategic Developments – consists of residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

Effective January 1, 2019, the Company moved the Seaport District out of its existing segments and into a stand-alone segment for disclosure purposes. The respective segment earnings and total segment assets presented in the Condensed Consolidated Financial Statements and elsewhere in this Quarterly Report have been adjusted in all periods reported to reflect this change. See the Seaport District section of Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Segment operating results are as follows:

	Three Months Ended March 31,
(In thousands)	2019	2018
Operating Assets Segment EBT
Total revenues	$91,953	$87,747
Total operating expenses	42,912	42,011
Segment operating income	49,041	45,736
Depreciation and amortization	27,108	23,360
Interest expense, net	18,991	16,687
Other income, net	(35)	(93)
Equity in earnings from real estate and other affiliates	(2,709)	(2,583)
Segment EBT	5,686	8,365

MPC Segment EBT
Total revenues	50,896	55,765
Total operating expenses	28,514	36,368
Segment operating income	22,382	19,397
Depreciation and amortization	160	81
Interest income, net	(7,543)	(6,392)
Other loss, net	5	—
Equity in earnings from real estate and other affiliates	(7,837)	(11,128)
Segment EBT	37,597	36,836

Seaport District Segment EBT
Total revenues	7,030	3,511
Total operating expenses	14,433	3,535
Segment operating loss	(7,403)	(24)
Depreciation and amortization	6,193	2,244
Interest expense (income), net	1,532	(3,717)
Other loss, net	86	—
Equity in losses from real estate and other affiliates	632	—
Loss on sale or disposal of real estate	6	—
Segment EBT	(15,852)	1,449

Strategic Developments Segment EBT
Total revenues	204,011	14,656
Total operating expenses	146,303	12,027
Segment operating income	57,708	2,629
Depreciation and amortization	1,056	1,065
Interest income, net	(3,262)	(3,807)
Other income, net	(695)	(209)
Equity in earnings from real estate and other affiliates	(37)	(672)
Segment EBT	60,646	6,252

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

	Three Months Ended March 31,
(In thousands)	2019	2018
Consolidated Segment EBT
Total revenues	353,890	161,679
Total operating expenses	232,162	93,941
Segment operating income	121,728	67,738
Depreciation and amortization	34,517	26,750
Interest loss, net	9,718	2,771
Other income, net	(639)	(302)
Equity in earnings from real estate and other affiliates	(9,951)	(14,383)
Loss on sale or disposal of real estate	6	—
Consolidated segment EBT	88,077	52,902

Corporate expenses and other items	56,152	51,068
Net income	31,925	1,834
Net income attributable to noncontrolling interests	(104)	(360)
Net income attributable to common stockholders	$31,821	$1,474

The assets by segment and the reconciliation of total segment assets to the Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	March 31,	December 31,
(In thousands)	2019	2018
Operating Assets	$2,706,132	$2,562,257
Master Planned Communities	2,137,308	2,076,678
Seaport District	876,179	839,522
Strategic Developments	1,414,811	1,538,917
Total segment assets	7,134,430	7,017,374
Corporate and other	281,577	338,425
Total assets	$7,416,007	$7,355,799

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this quarterly report on Form 10-Q (the "Quarterly Report") and in The Howard Hughes Corporation’s (“HHC” or the “Company”) annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019 (the “Annual Report”). All references to numbered Notes are to specific notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

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

Forward-looking statements include, among others:

•	budgeted costs, future lot sales and estimates and projections of Net Operating Income (“NOI”);

•	forecasts of our future economic performance;

•	expected capital required for our operations and development opportunities at our properties;

•	expected performance of our Master Planned Communities (“MPC”) segment and other current income-producing properties;

•	expected commencement and completion for property developments and timing of sales or rentals of certain properties;

•	estimates of our future liquidity, development opportunities, development spending and management plans; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

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

Executive Overview

Description of Business

We create timeless places and extraordinary experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We operate in four complementary business segments: Operating Assets, MPC, Seaport District and Strategic Developments. The operational synergies of combining our three main business segments, Operating Assets, MPC and Strategic Developments, create a unique and continuous value-creation cycle. We sell land to residential homebuilders in MPC, and the new homes attract residents to our cities looking for places to work and shop. New homeowners create demand for commercial developments, such as retail, office, self-storage and hospitality offerings. We build these commercial properties through Strategic Developments when the timing is right using the cash flow harvested from the sale of land to homebuilders, which helps mitigate development risk. Once these strategic developments are completed and stabilized, they transition to Operating Assets, which are located across the United States and increase recurring NOI, further funding the equity requirements in Strategic Developments. New office, retail and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that exceed the broader market. Increased demand for residential land generates more cash flow from MPC, thus continuing the cycle. Our fourth business segment, the Seaport District, is one of the only privately-controlled districts in New York City that is being transformed into a culinary, fashion and entertainment destination with a focus on unique offerings not found elsewhere in the city. The Seaport District spans across approximately 450,000 square feet and several city blocks, including Pier 17, the Tin Building, the Historic District as well as the 250 Water Street parking lot and our interest in the 66-room Mr. C Seaport hotel.

First Quarter 2019 Highlights

Capital and financing activities

•
On March 12, 2019, we closed on an $18.0 million construction loan for Creekside Park West, bearing interest at one-month London Interbank Offered Rate ("LIBOR") plus 2.25% with an initial maturity date of March 12, 2023 and a one-year extension option.

•
On February 28, 2019, we amended the $62.5 million Woodlands Resort & Conference Center financing to extend the initial maturity date to December 30, 2021. The financing bears interest at one-month LIBOR plus 2.5% and has two, one-year extension options.

Operating Assets

•
NOI increased $3.3 million for the three months ended March 31, 2019 compared to the prior year period, primarily driven by increases of $0.8 million and $3.1 million in NOI at our retail and office properties, respectively. The increase is mainly a result of continued stabilization of existing assets within these categories, as well as NOI generated from assets placed in service subsequent to the first quarter of 2018.

MPC

•
Segment earnings before taxes increased $0.8 million for three months ended March 31, 2019 compared to the prior year period primarily due to a 20-acre superpad sale at Summerlin for $13.1 million, which yielded an average gross margin of 72.1%, partially offset by lower Equity in earnings from real estate and other affiliates due to a slower pace of land development and fewer lot sales at The Summit.

•	Sold 151 single-family lots at Bridgeland, an increase of 88 lots over the prior year period.

•	Sold 81 single-family lots at The Woodlands, an increase of 48 lots over the prior year period.

Seaport District

•
NOI decreased $4.5 million for the three months ended March 31, 2019 compared to the prior year period, primarily due to decreases of $1.2 million and $2.6 million in our landlord operations and managed businesses, respectively. The decreases were the result of opening new businesses, including Pier 17, and, in turn, incurring opening expenses. We expect to incur operating losses until the Seaport District reaches its critical mass of offerings.

Strategic Developments

•	Recognized revenues of $204.0 million, an increase of $189.4 million over the prior year, primarily due to sales at Ae‘o, which continued to close on units in the first quarter of 2019.

•	Commenced construction on 8770 New Trails, our latest build-to-suit office project in The Woodlands that is 100% pre-leased to Alight Solutions, increasing estimated stabilized NOI to $320.9 million.

•
Continued robust sales at Ward Village by contracting to sell 330 condominiums in the first quarter of 2019, compared to 35 condominiums in the first quarter of 2018. The primary driver of the increase is Kô‘ula, our newest building that began public sales in January 2019 and contributed 314 contracted units this quarter. The building was 58.6% presold as of April 30, 2019.

•	Since inception, we have sold 2,284 residential units at six towers in Ward Village, bringing the total percentage sold in the six towers to 84.7%.

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

Because our four segments, Operating Assets, MPC, Seaport District and Strategic Developments, are managed separately, we use different operating measures to assess operating results and allocate resources among them. The one common operating measure used to assess operating results for our business segments is earnings before taxes (“EBT”). EBT, as it relates to each business segment, represents the revenues less expenses of each segment, including interest income, interest expense, depreciation and amortization and equity in earnings of real estate and other affiliates. EBT excludes corporate expenses and other items that are not allocable to the segments. See discussion herein at Corporate and other items for further details. We present EBT for each segment because we use this measure, among others, internally to assess the core operating performance of our assets.

EBT should not be considered an alternative to GAAP net income attributable to common stockholders or GAAP net income, as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBT are that it does not include the following in our calculations:

•	cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	corporate general and administrative expenses;

•	interest expense on our corporate debt;

•	income taxes that we may be required to pay;

•	any cash requirements for replacement of fully depreciated or amortized assets; and

•	limitations on, or costs related to, the transfer of earnings from our real estate and other affiliates to us.

A reconciliation between EBT and Net income is presented below:

	Three Months Ended March 31,
(In thousands)	2019	2018	$ Change
Operating Assets Segment EBT
Total revenues	$91,953	$87,747	$4,206
Total operating expenses	42,912	42,011	(901)
Segment operating income	49,041	45,736	3,305
Depreciation and amortization	27,108	23,360	(3,748)
Interest expense, net	18,991	16,687	(2,304)
Other income, net	(35)	(93)	(58)
Equity in earnings from real estate and other affiliates	(2,709)	(2,583)	126
Segment EBT	5,686	8,365	(2,679)

MPC Segment EBT
Total revenues	50,896	55,765	(4,869)
Total operating expenses	28,514	36,368	7,854
Segment operating income	22,382	19,397	2,985
Depreciation and amortization	160	81	(79)
Interest income, net	(7,543)	(6,392)	1,151
Other loss, net	5	—	(5)
Equity in earnings from real estate and other affiliates	(7,837)	(11,128)	(3,291)
Segment EBT	37,597	36,836	761

Seaport District Segment EBT
Total revenues	7,030	3,511	3,519
Total operating expenses	14,433	3,535	(10,898)
Segment operating income	(7,403)	(24)	(7,379)
Depreciation and amortization	6,193	2,244	(3,949)
Interest expense (income), net	1,532	(3,717)	(5,249)
Other loss, net	86	—	(86)
Equity in losses from real estate and other affiliates	632	—	(632)
Loss on sale or disposal of real estate	6	—	(6)
Segment EBT	(15,852)	1,449	(17,301)

Strategic Developments Segment EBT
Total revenues	204,011	14,656	189,355
Total operating expenses	146,303	12,027	(134,276)
Segment operating income	57,708	2,629	55,079
Depreciation and amortization	1,056	1,065	9
Interest income, net	(3,262)	(3,807)	(545)
Other income, net	(695)	(209)	486

	Three Months Ended March 31,
(In thousands)	2019	2018	$ Change
Equity in earnings from real estate and other affiliates	(37)	(672)	(635)
Segment EBT	60,646	6,252	54,394

Consolidated Segment EBT
Total revenues	353,890	161,679	192,211
Total operating expenses	232,162	93,941	(138,221)
Segment operating income	121,728	67,738	53,990
Depreciation and amortization	34,517	26,750	(7,767)
Interest loss, net	9,718	2,771	(6,947)
Other income, net	(639)	(302)	337
Equity in earnings from real estate and other affiliates	(9,951)	(14,383)	(4,432)
Loss on sale or disposal of real estate	6	—	(6)
Consolidated segment EBT	88,077	52,902	35,175

Corporate expenses and other items	56,152	51,068	(5,084)
Net income	31,925	1,834	30,091
Net income attributable to noncontrolling interests	(104)	(360)	(256)
Net income attributable to common stockholders	$31,821	$1,474	$30,347

Results of Operations

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

Consolidated segment EBT increased $35.2 million for the three months ended March 31, 2019, compared to the prior year period. The net increase in Consolidated segment EBT for the three months ended March 31, 2019 is primarily attributable to higher Condominium rights and unit sales, net of costs, partially offset by higher operating expenses at the Seaport District; higher Interest expense due to an increase in interest rates and higher Depreciation and amortization as a result of properties being placed in service. The higher operating expenses at the Seaport District are due to start-up costs associated with opening new businesses. As a result, net income attributable to common stockholders increased $30.3 million to $31.8 million for the three months ended March 31, 2019, respectively, compared to the prior year period. These changes are explained in further detail below.

Operating Assets

The Operating Assets segment consists of retail, office, hospitality and multi-family properties along with other real estate investments, excluding the properties located at the Seaport District, which are newly reported in the Seaport District segment for all periods presented.

Segment EBT for Operating Assets are presented below:

Operating Assets Segment EBT	Three Months Ended March 31,
(In thousands)	2019	2018	$ Change
Total revenues	$91,953	$87,747	$4,206
Total operating expenses	42,912	42,011	(901)
Segment operating income	49,041	45,736	3,305
Depreciation and amortization	27,108	23,360	(3,748)
Interest expense, net	18,991	16,687	(2,304)
Other income, net	(35)	(93)	(58)
Equity in earnings from real estate and other affiliates	(2,709)	(2,583)	126
Segment EBT	$5,686	$8,365	$(2,679)

Segment EBT decreased $2.7 million to $5.7 million for the three months ended March 31, 2019, compared to the prior year period. The decrease in segment EBT was primarily driven by an increase in Interest expense as a result of retail, office and multi-family properties being placed in service and an increase in interest rates compared to the prior period, as well as an increase in Depreciation and amortization expense as a result of properties being placed in service. The assets primarily contributing to these increases in expenses are Three Hughes Landing due to increased occupancy, and Creekside Park Apartments and Lakefront North which were placed in service subsequent to March 31, 2018 and are expected to stabilize in 2020 and 2021, respectively. These increases in expenses were partially offset by an increase in Total revenues of $4.2 million primarily due to increased occupancy, continued stabilization and placing retail, office and multi-family assets in service.

Net Operating Income

We believe that NOI is a useful supplemental measure of the performance of our Operating Assets and Seaport District segments because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs as variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. We define NOI as operating revenues (rental income, tenant recoveries and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight-line rents and amortization of tenant incentives, net interest expense, ground rent amortization, demolition costs, other (loss) income, amortization, depreciation, development-related marketing costs and Equity in earnings from real estate and other affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that property-specific factors such as lease structure, lease rates and tenant base have on our operating results, gross margins and investment returns.

Although we believe that NOI provides useful information to investors about the performance of our Operating Assets and Seaport District segments, due to the exclusions noted above, NOI should only be used as an additional measure of the financial performance of such assets and not as an alternative to GAAP net income. A reconciliation of Operating Assets segment EBT to Operating Assets NOI is presented in the table below. Refer to the Seaport District section for a reconciliation of Seaport District segment EBT to Seaport District NOI.

Reconciliation of Operating Assets Segment EBT to NOI	Three Months Ended March 31,
(In thousands)	2019	2018	$ Change
Total Operating Assets segment EBT	$5,686	$8,365	$(2,679)
Depreciation and amortization	27,108	23,360	3,748
Interest expense, net	18,991	16,687	2,304
Equity in earnings from real estate and other affiliates	(2,709)	(2,583)	(126)
Straight-line rent amortization	(2,845)	(3,122)	277
Other	122	$313	(191)
Operating Assets NOI	$46,353	$43,020	$3,333

Operating Assets NOI increased $3.3 million, or 7.7%, to $46.4 million for the three months ended March 31, 2019, compared to the prior year period. The increase in NOI for the three months ended March 31, 2019 is primarily driven by increases of $3.1 million and $0.8 million and in NOI at our office and retail properties, respectively, mainly as a result of continued stabilization of existing assets within these categories, as well as NOI generated from assets placed in service subsequent to the first quarter of 2018. The increase in NOI was partially offset by a decrease of $0.8 million in our other assets category, primarily attributable to the loss of baseball revenue at Summerlin Ballpark while the new stadium was under construction. The new stadium was placed in service in March 2019.

Operating Assets Retail Leases

Some of the leases related to our retail properties are triple net leases, which generally require tenants to pay their pro-rata share of property operating costs, such as real estate taxes, utilities and insurance, and the direct costs of their leased space. We also enter into certain leases which require tenants to pay a fixed-rate per square foot reimbursement for common area costs which is increased annually according to the terms of the lease. Given the unique nature of many of our retail properties, the mix of tenant lease agreements and related lease terms executed during the three months ended March 31, 2019 may differ significantly from those entered into in prior periods.

The following table summarizes the leases we executed at our retail properties during the three months ended March 31, 2019:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	—	n.a.	—	—	—	n.a.	$—	$—
Comparable - Renewal (c)	4	36	7,770	—	—	$20.90	—	—
Comparable - New (d)	2	83	9,518	—	—	20.69		—
Non-comparable (e)	5	73	14,829	5,592	6,965	41.59	6.42	1.40
Total			32,117	5,592	6,965

(a)	Excludes executed leases with a term of 12 months or less.

(b)	Pre-leased information is associated with projects under development at March 31, 2019.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase of 5.2% in cash rents from $19.87 per square foot collected from previous leases to $20.90 per square foot collected from current leases.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a decrease of 37.8% in cash rents from $33.27 per square foot collected from previous tenants to $20.69 per square foot collected from current tenants. The decrease is driven by the limited sample size of Comparable - New leases reported this quarter.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rent is based on Base Minimum Rent only.

The following is a retail property which was completed and transferred to Operating Assets during the three months ended March 31, 2019:

•	Ke Kilohana retail, consisting of approximately 22,000 square feet pre-leased to CVS/Longs Drugs, was transferred from Strategic Developments.

Operating Assets Office Leases

Our office properties are located in Summerlin in Las Vegas, Nevada; Columbia, Maryland; and The Woodlands, Texas. Leases related to our office properties in The Woodlands are generally triple net leases. Leases at properties located in Summerlin and Columbia are generally gross leases.

The following table summarizes our executed office property leases during the three months ended March 31, 2019:

			Square Feet			Per Square Foot per Annum
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	3	165	324,487	324,487	324,487	$51.80	$5.76	$2.11
Comparable - Renewal (c)	8	71	121,826	35,435	32,691	31.05	1.58	0.96
Comparable - New (d)	1	64	6,971	6,971	6,971	24.72	3.38	0.92
Non-comparable (e)	11	79	132,414	126,540	126,500	36.63	6.39	2.18
Total			585,698	493,433	490,649

(a)	Excludes executed leases with a term of 12 months or less, subleases, percentage rent leases and intercompany leases.

(b)	Pre-leased information is associated with projects under development at March 31, 2019.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a 0.1% increase in cash rents from $31.01 per square foot collected from previous leases to $31.05 per square foot collected from current leases.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a 4.0% decrease in cash rents from $25.74 per square foot collected from previous tenants to $24.72 per square foot collected from current tenants.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rents is based on the gross lease value, including recoveries.

The following are hospitality and other projects which were completed or transferred from Strategic Developments to Operating Assets during the three months ended March 31, 2019:

•
Completed the renovation of the restaurant and bar at The Westin at The Woodlands and relaunched The Westin food and beverage outlets as Sorriso, a full service modern Italian kitchen, and Como Social Club, a poolside terrace and bar; and

•	Summerlin Ballpark, home of the Las Vegas Aviators, was placed into service during the quarter.

Master Planned Communities

EBT for Master Planned Communities are presented below:

MPC Segment EBT	Three Months Ended March 31,
(In thousands)	2019	2018	$ Change
Total revenues	$50,896	$55,765	$(4,869)
Total operating expenses	28,514	36,368	7,854
Segment operating income	22,382	19,397	2,985
Depreciation and amortization	160	81	(79)
Interest income, net	(7,543)	(6,392)	1,151
Other loss, net	5	—	(5)
Equity in earnings from real estate and other affiliates	(7,837)	(11,128)	(3,291)
Segment EBT	$37,597	$36,836	$761

Three Months Ended March 31, 2019, compared with three months ended March 31, 2018

Segment EBT increased $0.8 million to $37.6 million, mainly as a result of a 20-acre superpad sale at Summerlin for $13.1 million. Due to relatively low costs to develop the superpad approximately 10 years ago, the sale yielded an average gross margin of 72.1%. The higher margin contributed to an increase in segment EBT despite overall fewer acres sold in Summerlin relative to the prior year period. Bridgeland and The Woodlands also positively impacted Segment EBT with increased land sales in the period. At Bridgeland, land sales revenues increased $6.3 million due to continued robust sales of single-family lots, resulting in 88 more lot sales in the current period. Land sales revenues at The Woodlands increased $5.0 million due to 81 lot sales in the period, an increase of 48 lots over the prior period. These increases were partially offset by lower Equity in earnings from real estate and other affiliates primarily attributable to a slower pace of land development and fewer lot sales at The Summit.

MPC revenues fluctuate each period given the nature of the development and sale of land in these large-scale, long-term projects. However, we continue to have strong demand for our residential land, driven by robust fundamentals in the residential home sales market, and therefore we believe a better measurement of performance is the full year result instead of the quarterly result.

MPC Net Contribution

In addition to MPC segment EBT, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. MPC Net Contribution is defined as MPC segment EBT, plus MPC cost of sales, Depreciation and amortization, and net collections from Special Improvement District (“SID”) bonds and Municipal Utility District (“MUD”) receivables, reduced by MPC development expenditures, land acquisitions and Equity in earnings from real estate and other affiliates, net of distributions. MPC Net Contribution is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance nor should it be used as a comparison metric with other comparable businesses. A reconciliation of segment EBT to MPC Net Contribution is presented below.

The following table sets forth the MPC Net Contribution for the three months ended March 31, 2019:

MPC Net Contribution	Three Months Ended March 31,
(In thousands)	2019	2018	$ Change
MPC Segment EBT (a)	$37,597	$36,836	$761
Plus:
Cost of sales - land	16,818	26,043	(9,225)
MUD and SID bonds collections, net (b)	862	(2,624)	3,486
Depreciation and amortization	160	81	79
Distributions from Real estate and other affiliates	1,435	—	1,435
Less:
MPC development expenditures	(56,772)	(42,000)	(14,772)
MPC land acquisitions	(752)	(506)	(246)
Equity in (earnings) loss in real estate and other affiliates	(7,837)	(11,128)	3,291
MPC Net Contribution	$(8,489)	$6,702	$(15,191)

(a)	For a detailed breakdown of our MPC segment EBT, refer to Note 16 -Segments in our Notes to our Condensed Consolidated Financial Statements.

(b)	SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution decreased $15.2 million to a loss of $8.5 million for the three months ended March 31, 2019, compared to the same period in 2018 primarily due to higher MPC development expenditures at Bridgeland and Summerlin to accommodate projected land sales.

The following table sets forth MPC land inventory activity for the three months ended March 31, 2019:

(In thousands)	Bridgeland	Columbia	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance at December 31, 2018	$473,851	$16,634	$829,908	$204,281	$117,986	$1,642,660
Acquisitions	752	—	—	—	—	752
Development expenditures (a)	32,918	(27)	18,680	2,753	2,448	56,772
MPC Cost of Sales	(5,318)	—	(4,587)	(5,723)	(1,190)	(16,818)
MUD reimbursable costs (b)	(19,764)			(716)	(997)	(21,477)
Transfer to Strategic Developments	—	—	—	(2,204)	—	(2,204)
Transfer to Operating Assets	—	—	—	(317)	—	(317)
Other	(2,192)	21	7,359	(312)	793	5,669
Balance at March 31, 2019	$480,247	$16,628	$851,360	$197,762	$119,040	$1,665,037

(a)	Development expenditures are inclusive of capitalized interest and property taxes.

(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

Seaport District

The Seaport District is part non-stabilized operating asset, part development project and part operating business. Because it requires different operating strategies and management expertise from any of our other segments, we manage the Seaport District separately. Starting in the first quarter of 2019, the Seaport District assets have been moved out of our other segments and into a stand-alone segment for disclosure purposes. We believe that by providing this additional detail, our investors and analysts will be able to better track our progress towards stabilization. For the Seaport District, we expect to deliver a stabilized yield of 6% - 8% on our total development costs, net of our insurance proceeds from Superstorm Sandy, of $731 million and achieve stabilization in 2022. This is primarily due to the time it takes for construction, interior finish work and for the stabilization of the Jean-Georges food hall in the Tin Building, which is expected to open by the end of 2021 assuming that we timely receive the necessary approvals. The expected range of stabilized yields is wider than our other projects because the Seaport District has a greater range of possible outcomes than our other projects, which may cause the ultimate results to fall outside of the expected range. The increased uncertainty is largely the result of (i) business operating risks, (ii) seasonality, (iii) potential sponsorship revenue and (iv) event revenue. We operate and own, either directly, through license agreements or in joint ventures, many of the tenants in the Seaport District, including retail stores such as 10 Corso Como and SJP by Sarah Jessica Parker and restaurants such as The Fulton by Jean-Georges, Momofuku, Malibu Farm, two concepts by Andrew Carmellini, R-17 and the Jean-Georges food hall. As a result, the revenues and expenses of these businesses will directly impact the NOI of the Seaport District. This is in contrast to our other retail properties where we primarily receive lease payments and are not directly impacted by the operating performance of the underlying businesses. This causes the quarterly results of the Seaport District to be less predictable than our other operating real estate assets with traditional lease structures. Further, as we open new operating businesses, either owned entirely or in joint venture, we expect to incur pre-opening expenses and operating losses until those businesses stabilize, which likely will not happen until the Seaport District reaches its critical mass of offerings.

We primarily categorize the businesses in the Seaport District segment into three groups: landlord operations; managed businesses; and events and sponsorships. Landlord operations represent physical real estate that we have developed, own and lease to third parties. Recently opened landlord operations included for the three months ended March 31, 2019 but for which operations did not exist in the prior year were Pier 17 and Pier 17 Rooftop. Portions of Pier 17 are leased to third parties such as Nike, and ESPN began broadcasting from its studio at Pier 17 during 2018. Our managed businesses represent retail and food and beverage businesses that we own and operate. For the three months ended March 31, 2019, our managed businesses include, among others, 10 Corso Como Retail and Café, SJP by Sarah Jessica Parker, R-17 and Cobble & Co. These businesses are all recently opened and were not operating in the prior year period. Our event and sponsorship businesses include our concert series; Winterland skating and bar; event catering; private events; and sponsorships from approximately 10 partners. As these businesses were recently placed in service, operations did not exist in the prior year period.

Segment EBT for Seaport District are presented below:

Seaport District Segment EBT	Three Months Ended March 31,
(In thousands)	2019	2018	$ Change
Total revenues	$7,030	$3,511	$3,519
Total operating expenses	14,433	3,535	(10,898)
Segment operating income	(7,403)	(24)	(7,379)
Depreciation and amortization	6,193	2,244	(3,949)
Interest expense (income), net	1,532	(3,717)	(5,249)
Other loss, net	86	—	(86)
Equity in losses from real estate and other affiliates	632	—	(632)
Loss on sale or disposal of real estate	6	—	(6)
Segment EBT	$(15,852)	$1,449	$(17,301)

Segment EBT decreased $17.3 million to a loss of $15.9 million for the three months ended March 31, 2019, compared to the prior year period. The decrease in segment EBT was primarily driven by an increase in operating expenses as a result of opening new businesses and incurring pre-opening expenses and operating losses until those businesses stabilize. Depreciation and amortization expense increased due to assets such as Pier 17 moving out of development and into operations. Interest expense also increased due to new debt related to the acquisition of 250 Water St. and a reduction of interest capitalized to assets that were under development during the three months ended March 31, 2018 but have since been placed into operations. See the discussion below related to Seaport District NOI for further details.

A reconciliation of Seaport District segment EBT to Seaport District NOI is presented in the table below.

Reconciliation of Seaport District Segment EBT to NOI	Three Months Ended March 31,
(In thousands)	2019	2018	$ Change
Total Seaport District segment EBT	$(15,852)	$1,449	$(17,301)
Depreciation and amortization	6,193	2,244	3,949
Interest expense (income), net	1,532	(3,717)	5,249
Equity in (earnings) loss from real estate and other affiliates	632	—	632
Straight-line rent amortization	755	(182)	937
Loss on sale or disposal of real estate	6	—	6
Other - Development-related	2,768	723	2,045
Seaport District NOI	$(3,966)	$517	$(4,483)

Seaport District NOI decreased by $4.5 million to a net operating loss of $4.0 million for the three months ended March 31, 2019, compared to the prior year period. The decrease in NOI for the three months ended March 31, 2019 is primarily driven by the opening of new businesses as mentioned above. The decrease in NOI was driven by continued investment in the development of the Seaport District, particularly as it relates to funding of the start-up costs related to the retail, food and beverage and other operating assets. Decreases of $1.2 million and $2.6 million in our landlord operations and managed businesses, respectively, were primary contributors to the decrease in NOI. Our landlord operations business was approximately 52% leased as of March 31, 2019. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up. Additionally, rental revenue earned from businesses we own and operate is eliminated in consolidation. Our managed businesses include retail and food and beverage entities that we own and operate, and we expect to incur operating losses for these businesses until the Seaport District reaches its critical mass of offerings. We project to achieve stabilization at the Seaport District in 2022.

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

Segment EBT for Strategic Developments are summarized as follows:

Strategic Developments Segment EBT	Three Months Ended March 31,
(In thousands)	2019	2018	$ Change
Total revenues	$204,011	$14,656	$189,355
Total operating expenses	146,303	12,027	(134,276)
Segment operating income	57,708	2,629	55,079
Depreciation and amortization	1,056	1,065	9
Interest income, net	(3,262)	(3,807)	(545)
Other income, net	(695)	(209)	486
Equity in earnings from real estate and other affiliates	(37)	(672)	(635)
Segment EBT	$60,646	$6,252	$54,394

Segment EBT increased $54.4 million to $60.6 million for the three months ended March 31, 2019 compared to the prior year period. The increase for the three months ended March 31, 2019 was primarily driven by an increase in Condominium rights and unit sales, net. We closed on 162 condominium units during the three months ended March 31, 2019 compared to six units during the three months ended March 31, 2018. The increase in condominium closings during the three months ended March 31, 2019 relative to the prior year period is primarily attributable to bulk closings of units at Ae‘o, which began in the fourth quarter of 2018 when the building opened. As highlighted below, the overall pace of sales at Ward Village remains strong, and as of March 31, 2019, we have entered into contracts for 81.1% of the units at ‘A‘ali‘i since launching public sales in January 2018. Kô‘ula, which launched sales in January 2019, is already 55.6% presold as of March 31, 2019. At March 31, 2019, our six towers are 84.7% sold with only four units that remain to be sold at Anaha and Ae‘o, three at Ke Kilohana and nine units that remain to be sold at Waiea.

The following is a summary of activity during the current period for Ward Village. Ward Village includes six mixed-use residential towers: Waiea, Anaha, Ae‘o, Ke Kilohana, ‘A‘ali‘i and Kô‘ula. Activity for these towers is presented below.

Waiea - We have entered into 168 contracts and closed on 166 of the 177 units as of March 31, 2019. These units under contract and closed represent 94.9% and 93.8%, respectively, of total units, and 92.4% and 90.7%, respectively, of the total residential square feet available for sale as of March 31, 2019.We entered into one additional contract during April 2019. The retail portion of the project is 100% leased and has been placed in service.

Anaha - We have entered into contracts and closed on 313 of the 317 units as of March 31, 2019. These units under contract and closed represent 98.7% of total units and 96.3% of the total residential square feet available for sale as of March 31, 2019. We entered into one additional contract during April 2019. Additionally, we have leased and placed in service 92.7% of the 16,100 square feet of retail space.

Ae‘o - We have entered into contracts for 461 of the 465 units and closed on 460 units as of March 31, 2019. These units under contract and closed represent 99.1% and 98.9%, respectively, of total units, and 98.9% and 98.6%, respectively, of the total residential square feet available for sale as of March 31, 2019. We entered into one additional contract during April 2019. The retail portion of the project is 99.0% leased and has been placed in service.

Ke Kilohana - We have entered into contracts for 420 of the 423 units as of March 31, 2019. These units under contract represent 99.3% of total units and 99.4% of the total residential square feet available for sale as of March 31, 2019. We entered into the three remaining contracts during April 2019. As previously announced, we have pre-leased all of the approximately 22,000 square feet of available retail space to CVS/Longs Drugs.

‘A‘ali‘i - We have entered into contracts for 608 of the 750 units as of March 31, 2019. These units under contract represent 81.1% of total units and 76.2% of the total residential square feet available for sale as of March 31, 2019. We entered into two additional contracts during April 2019.

Kô‘ula - Public sales launched in January 2019. We have entered into contracts for 314 of the 565 units as of March 31, 2019. We entered into 17 additional contracts during April 2019. These units under contract represent 55.6% and 58.6% of total units and 55.7% and 58.8% of the total residential square feet available for sale as of March 31, 2019 and April 30, 2019, respectively.

Projects Under Construction

The following table summarizes our projects under construction and related debt held in Operating Assets, the Seaport District and Strategic Developments as of March 31, 2019. Projects that are substantially complete and which have been placed into service in the Operating Assets or the Seaport District segment are included in the following table if the project has more than $1.0 million of estimated costs remaining to be incurred. Typically, these amounts represent budgeted tenant allowances necessary to bring the asset to stabilized occupancy. Tenant build-out costs represent a significant portion of the remaining costs for the following properties in the Operating Assets segment:

•	One Merriweather

•	Two Merriweather

•	1725-1735 Hughes Landing Boulevard

•	Lake Woodlands Crossing Retail

•	Three Hughes Landing

•	Aristocrat

•	Two Summerlin

•	Lakeland Village Center at Bridgeland

The total estimated costs and costs paid are prepared on a cash basis to reflect the total anticipated cash requirements for the projects. This table does not include projects for which construction has not yet started. We expect to be able to meet our cash funding requirements with a combination of existing and anticipated construction loans, condominium buyer deposits, free cash flow from our Operating Assets and MPC segments, net proceeds from condominium sales and our existing cash balances.

($ in thousands)	Total Estimated Costs (a)	Costs Paid Through March 31, 2019 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Holdback to be Drawn	Debt to be Drawn (c)	Costs Remaining to be Paid, Net of Debt and Buyer Deposits/Holdbacks to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
Columbia
One Merriweather	$78,187	$74,751	$3,436	$—	$—	$3,436	(d)(e)	Open
Two Merriweather	40,941	32,607	8,334	—	9,156	(822)	(d)(f)	Open
The Woodlands
1725-1735 Hughes Landing Boulevard	206,356	193,565	12,791	—	—	12,791	(d)(e)	Open
Creekside Park Apartments	42,111	37,297	4,814	—	30,000	(25,186)	(f)(g)	Open
Lake Woodlands Crossing Retail	15,381	10,138	5,243		5,141	102	(d)	Open
Three Hughes Landing	90,162	78,546	11,616	—	8,711	2,905	(d)	Open
Summerlin
Aristocrat	46,661	33,554	13,107	—	4,494	8,613		Open
Two Summerlin	49,320	38,003	11,317	—	9,319	1,998	(d)	Open
Summerlin Ballpark	122,452	87,845	34,607	—	11,215	23,392	(h)	Open
Bridgeland
Lakeland Village Center at Bridgeland	15,478	14,286	1,192	—	—	1,192	(d)(e)	Open
Other
Kewalo Basin Harbor	24,454	17,664	6,790	—	5,079	1,711		2019
Total Operating Assets	731,503	618,256	113,247	—	83,115	30,132

Seaport Assets
Seaport District NYC - Pier 17 and Historic Area / Uplands	624,713	543,155	81,558	—	—	81,558	(i)	Open
Seaport District NYC - Tin Building	159,982	47,772	112,210	—	—	112,210		2021
Total Seaport Assets	784,695	590,927	193,768	—	—	193,768

Strategic Developments
Chicago
110 North Wacker	712,962	165,635	547,327	—	507,770	39,557	(j)	2020
Columbia
6100 Merriweather and Garage	138,221	55,388	82,833	—	89,844	(7,011)	(f)	Q3 2019
Juniper Apartments	116,386	27,596	88,790	—	85,657	3,133	(k)	Q4 2019
The Woodlands
100 Fellowship Drive	63,278	49,016	14,262	—	13,327	935		Q2 2019
8770 New Trails	45,985	2,144	43,841	—	—	43,841	(l)	Q1 2020
Creekside Park West	22,625	2,012	20,613	—	17,469	3,144		Q4 2019
Hughes Landing Daycare	3,206	764	2,442	—	—	2,442		Q2 2019
Two Lakes Edge	107,706	20,314	87,392	—	74,035	13,357		2020
Bridgeland
Lakeside Row	48,412	14,170	34,242	—	31,538	2,704		Q4 2019
Summerlin
Tanager Apartments	59,276	31,350	27,926	—	30,888	(2,962)	(f)	Q3 2019
Ward Village
‘A‘ali‘i	411,900	44,193	367,707	73,135	—	294,572	(l)	Q2 2021
Ae‘o	428,508	384,151	44,357	—	—	44,357	(m)	Open
Anaha	401,314	388,231	13,083	—	—	13,083		Open
Ke Kilohana	218,898	184,533	34,365	993	31,176	2,196		Q2 2019
Waiea	452,041	409,020	43,021	—	—	43,021	(n)	Open
Total Strategic Developments	3,230,718	1,778,517	1,452,201	74,128	881,704	496,369
Combined Total at March 31, 2019	$4,746,916	$2,987,700	$1,759,216	$74,128	$964,819	$720,269

			8770 New Trails estimated financing			(35,250)
	‘A‘ali‘i estimated financing					(293,700)
Estimated costs to be funded net of financing, assuming closing on estimated financing						$391,319

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

(b)	Costs included in (a) above which have been paid through March 31, 2019.

(c)	With respect to our condominium projects, remaining debt to be drawn is reduced by deposits utilized for construction.

(d)	Final completion is dependent on lease-up and tenant build-out.

(e)	Construction loans for One Merriweather, 1725-1735 Hughes Landing Boulevard and Lakeland Village Center at Bridgeland have been paid-in-full, any remaining project costs will be funded by us.

(f)
Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to March 2019 costs that were paid by us, but not yet reimbursed by our lenders. We expect to receive funds from our lenders for these costs in the future.

(g)
The Woodlands Master Credit Facility was increased by $30.0 million in April of 2017 to fund the construction of Creekside Park Apartments. The additional funds are available to be drawn, but we have not drawn down the facility to date.

(h)	Excludes cost to acquire the Las Vegas Aviators.

(i)
Seaport District NYC - Pier 17 and Historic Area / Uplands Total Estimated Costs and Costs Paid Through March 31, 2019 include costs required for the Pier 17 and Historic Area/Uplands and are not reduced by the insurance proceeds received to date.

(j)
110 North Wacker is a consolidated joint venture discussed further in Note 3 - Real Estate and Other Affiliates. Total Estimated Costs excludes the land value of $86.0 million; the Debt to be Drawn includes future draws on the construction loan and anticipated equity partner and joint venture partner contributions. Costs Remaining to be Paid represent our remaining equity commitment. At loan closing, we received a $52.2 million cash distribution from the venture and will reinvest funds over future periods to meet its remaining equity commitment.

(k)	Formerly known as Columbia Multi-family.

(l)	Positive balances represent future spending which we anticipate will be funded through a combination of construction loans which we are currently seeking and equity.

(m)	The Ae‘o facility was repaid in December 2018 in conjunction with closing on the sales of units at the property.

(n)	Total estimate includes amounts necessary for warranty repairs. However, we anticipate recovering a substantial amount of these costs in the future which is not reflected in this schedule.

Corporate expenses and other items

Corporate expenses and other items increased by $5.1 million to $56.2 million for the three months ended March 31, 2019, compared to the prior year period. The increase in the three month period was mainly caused by the following:

•	increase of $10.5 million in Provision for income taxes;

•	decrease of $6.6 million in Demolition costs primarily related to the absence of costs at Tin Building and 110 North Wacker;

•	increase of $1.1 million in General and administrative expense primarily driven by increased labor costs due to higher headcount; and

•	decrease of $0.7 million in corporate interest expense, net related to higher interest income driven by favorable interest rates.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in MPC, cash generated from our operating assets, condominium closings, deposits from condominium sales (which are restricted to funding construction of the related developments), first mortgage financings secured by our assets and the corporate bond markets. Additionally, strategic sales of certain assets may provide additional cash proceeds to our operating or investing activities. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next 12 months. The development and redevelopment opportunities in Operating Assets and Strategic Developments are capital intensive and will require significant additional funding, if and when pursued. Any additional funding, if available, would be raised with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time. We cannot provide assurance that financing arrangements for our properties will be on favorable terms or occur at all, which could have a negative impact on our liquidity and capital resources. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our projects. We also provided a completion guarantee to the City of New York for the redevelopment of the Seaport District NYC - Pier 17 and the Seaport District NYC - Tin Building.

Total outstanding debt was $3.2 billion as of March 31, 2019. Certain mortgages may require paydowns in order to exercise contractual extension terms. Our proportionate share of the debt of our real estate and other affiliates, which is non-recourse to us, totaled $96.4 million as of March 31, 2019. The following table summarizes our net debt on a segment basis as of March 31, 2019. Net debt is defined as Mortgages, notes and loans payable, including our ownership share of debt of our real estate and other affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

(In thousands) Segment Basis (a)	Operating Assets		Master Planned Communities		The Seaport District		Strategic Developments		Segment Totals	Non- Segment Amounts	March 31, 2019
Mortgages, notes and loans payable	$1,762,609	(b)	$230,231	(d)	$142,323	(f)	$199,836		$2,334,999	$1,003,433	$3,338,432
Less: Cash and cash equivalents	(63,627)	(c)	(163,073)	(e)	(765)	(g)	(38,055)	(h)	(265,520)	(246,592)	(512,112)
Special Improvement District receivables	—		(18,054)		—		—		(18,054)	—	(18,054)
Municipal Utility District receivables, net	—		(246,231)		—		—		(246,231)	—	(246,231)
TIF receivable	—		—		—		(3,896)		(3,896)	—	(3,896)
Net Debt	$1,698,982		$(197,128)		$141,558		$157,885		$1,801,298	$756,841	$2,558,139

(a)	Please refer to Note 16 -Segments in our Condensed Consolidated Financial Statements.

(b)	Includes our $79.1 million share of debt of our real estate and other affiliates in Operating Assets (Woodlands Sarofim #1, The Metropolitan Downtown Columbia and m.flats/TEN.M).

(c)
Includes our $1.4 million share of Cash and cash equivalents of our real estate and other affiliates in Operating Assets (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, Stewart Title of Montgomery County, TX and m.flats/TEN.M).

(d)	Includes our $4.7 million share of debt of our real estate and other affiliates in MPC related to The Summit.

(e)	Includes our $57.1 million share of Cash and cash equivalents of our real estate and other affiliates in MPC related to The Summit.

(f)	Includes our $12.6 million share of debt of our real estate and other affiliates in the Seaport District related to Mr. C Seaport.

(g)	Includes our $(0.2) million share of Cash and cash equivalents of our real estate and other affiliates in Seaport District related to Mr. C Seaport.

(h)	Includes our $0.8 million share of Cash and cash equivalents of our real estate and other affiliates in Strategic Developments (KR Holdings, HHMK Development and Circle T Ranch and Power Center).

Cash Flows

Operating Activities

Each segment's relative contribution to the Company's cash flows from operating activities will likely vary significantly from year to year given the changing nature of our development focus. Other than our condominium properties, most of the properties and projects in our Strategic Developments segment do not generate revenues and the cash flows and earnings may vary. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2019. Operating cash continued to be utilized in the first quarter of 2019 to fund ongoing development expenditures in our Strategic Developments, Seaport District and MPC segments, consistent with prior years.

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

Net cash used in operating activities was $59.7 million and $86.4 million for the three months ended March 31, 2019, and 2018 respectively. The $26.7 million net decrease in cash used for operating activities in the three months ended March 31, 2019 compared to the same period in 2018 was primarily related to the timing of condominium development expenditures.

Investing Activities

Net cash used in investing activities was $175.8 million for the three months ended March 31, 2019 as compared to cash used in investing activities of $99.9 million for the three months ended March 31, 2018. The increase in use of cash of $76.0 million was primarily the result of property development and redevelopment expenditures, with the most significant expenditures relating to the Las Vegas Ballpark and 110 North Wacker.

Financing Activities

Net cash provided by financing activities was $98.6 million for three months ended March 31, 2019 as compared to net cash used in financing activities of $13.1 million for three months ended March 31, 2018. The increase of $111.7 million is mainly caused by the contributions from noncontrolling interest of $41.0 million during the three months ended March 31, 2019 with no comparable prior period activity. Additionally, during the three months ended March 31, 2018 we repurchased treasury stock using cash of $57.3 million, with no comparable transactions in the current year.

Contractual Cash Obligations and Commitments

The following table includes significant updates to our contractual obligations and commitments since December 31, 2018.

Additional information regarding our contractual obligations and commitments as well as items not included below can be found under the heading “Contractual Cash Obligations and Commitments” in our Annual Report.

The following table summarizes our contractual obligations as of March 31, 2019:

(In thousands)	Remaining in 2019	2020	2021	2022	2023	2024	Thereafter	Total
Mortgages, notes and loans payable (a)	$84,001	$309,114	$419,558	$235,983	$764,029	$70,103	$1,391,591	$3,274,379
Interest Payments (b)	122,864	153,925	133,638	117,842	100,906	72,097	113,864	815,136
Ground lease and other leasing commitments	5,201	7,272	7,111	6,373	6,390	6,432	266,855	305,634
Total	$212,066	$470,311	$560,307	$360,198	$871,325	$148,632	$1,772,310	$4,395,149

(a)	Based on final maturity, inclusive of extension options.

(b)	Interest is based on the borrowings that are presently outstanding and current floating interest rates.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $202.0 million as of March 31, 2019.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. See Note 1 - Summary of Significant Accounting Policies in our Annual Report and Note 2 - Accounting Policies and Pronouncements in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable-rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps, collars and caps. As of March 31, 2019, of our $1.6 billion of variable-rate debt outstanding, $615.0 million is swapped to a fixed rate and $50.0 million is subject to interest rate collars. We may enter into interest rate cap contracts to mitigate our exposure to rising interest rates. We have a cap contract for our $180.0 million Master Credit Facility for The Woodlands, $150.0 million of which is currently outstanding and $75.0 million of which is currently capped. As properties are placed in service and become stabilized, we typically refinance the variable-rate debt with long-term fixed-rate debt.
As of March 31, 2019, annual interest costs would increase approximately $9.8 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 6 -Mortgages, Notes and Loans Payable, Net and Note 8 -Derivative Instruments and Hedging Activities in our Condensed Consolidated Financial Statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

As of January 1, 2019, the Company adopted Topic 842. In connection with the adoption, we implemented certain changes to our processes and controls related to accounting for leases. These changes included the development of new practices based on the guidance outlined in Topic 842, new contract review requirements and new processes and controls related to the additional disclosure requirements. There were no other changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to Note 9 - Commitments and Contingencies in the Condensed Consolidated Financial Statements.

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

EXHIBIT INDEX

10.1*+	Restricted Stock Agreement dated as of February 20, 2019, between The Howard Hughes Corporation and David Weinreb

10.2*+	Form of Time-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan

10.3*+	Form of Performance-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan

10.4*+	Form of Time-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan

10.5*+	Form of Performance-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

* Management contract, compensatory plan or arrangement
+   Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2019 and 2018, and (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ David R. O’Reilly
David R. O’Reilly
Chief Financial Officer
May 6, 2019