Form 10-Q
period 2019-06-30
Howard Hughes Corp
filed 2019-08-07
CIK 1498828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock, par value $0.01 per share	HHC	New York Stock Exchange

The number of shares of common stock, $0.01 par value, outstanding as of July 31, 2019 was 43,145,329.

THE HOWARD HUGHES CORPORATION

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(In thousands, except par values and share amounts)	June 30, 2019	December 31, 2018
Assets:
Investment in real estate:
Master Planned Communities assets	$1,675,536	$1,642,660
Buildings and equipment	3,136,130	2,932,963
Less: accumulated depreciation	(444,461)	(380,892)
Land	303,384	297,596
Developments	1,349,855	1,290,068
Net property and equipment	6,020,444	5,782,395
Investment in real estate and other affiliates	117,821	102,287
Net investment in real estate	6,138,265	5,884,682
Cash and cash equivalents	650,702	499,676
Restricted cash	197,898	224,539
Accounts receivable, net	19,980	12,589
Municipal Utility District receivables, net	273,169	222,269
Notes receivable, net	300	4,694
Deferred expenses, net	108,198	95,714
Operating lease right-of-use assets, net	71,176	—
Prepaid expenses and other assets, net	249,490	411,636
Total assets	$7,709,178	$7,355,799

Liabilities:
Mortgages, notes and loans payable, net	$3,422,490	$3,181,213
Operating lease obligations	71,125	—
Deferred tax liabilities	166,033	157,188
Accounts payable and accrued expenses	697,763	779,272
Total liabilities	4,357,411	4,117,673

Commitments and contingencies (see Note 9)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 43,661,694 shares issued and 43,141,845 outstanding as of June 30, 2019 and 43,511,473 shares issued and 42,991,624 outstanding as of December 31, 2018	437	436
Additional paid-in capital	3,329,062	3,322,433
Accumulated deficit	(75,043)	(120,341)
Accumulated other comprehensive loss	(28,542)	(8,126)
Treasury stock, at cost, 519,849 shares as of June 30, 2019 and December 31, 2018	(62,190)	(62,190)
Total stockholders' equity	3,163,724	3,132,212
Noncontrolling interests	188,043	105,914
Total equity	3,351,767	3,238,126
Total liabilities and equity	$7,709,178	$7,355,799
See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Revenues:
Condominium rights and unit sales	$235,622	$20,885	$433,932	$31,722
Master Planned Communities land sales	58,321	52,432	99,633	98,997
Minimum rents	54,718	50,509	108,804	99,912
Tenant recoveries	13,512	12,250	27,020	25,002
Hospitality revenues	25,576	22,569	48,505	45,630
Builder price participation	9,369	5,628	14,564	10,709
Other land revenues	5,569	4,712	10,298	8,843
Other rental and property revenues	28,629	12,020	42,450	21,869
Total revenues	431,316	181,005	785,206	342,684

Expenses:
Condominium rights and unit cost of sales	220,620	28,816	358,314	35,545
Master Planned Communities cost of sales	28,006	26,383	44,824	52,426
Master Planned Communities operations	12,387	10,587	24,082	20,912
Other property operating costs	41,322	25,730	78,586	48,905
Rental property real estate taxes	9,674	7,502	19,505	15,629
Rental property maintenance costs	4,152	3,951	8,329	7,148
Hospitality operating costs	16,607	15,417	32,230	30,984
(Recovery) provision for doubtful accounts	(86)	1,359	(88)	2,135
Demolition costs	550	6,660	599	13,331
Development-related marketing costs	5,839	7,188	11,541	13,266
General and administrative	30,072	26,886	55,404	51,150
Depreciation and amortization	38,918	29,087	75,049	57,275
Total expenses	408,061	189,566	708,375	348,706

Other:
Loss on sale or disposal of real estate	(144)	—	(150)	—
Other income, net	10,288	266	10,461	266
Total other	10,144	266	10,311	266

Operating income (loss)	33,399	(8,295)	87,142	(5,756)

Interest income	2,251	2,603	4,824	4,679
Interest expense	(24,203)	(18,903)	(47,529)	(35,512)
Equity in earnings from real estate and other affiliates	6,354	16,299	16,305	30,685
Income (loss) before taxes	17,801	(8,296)	60,742	(5,904)
Provision for (benefit from) income taxes	4,473	(2,417)	15,489	(1,859)
Net income (loss)	13,328	(5,879)	45,253	(4,045)
Net loss attributable to noncontrolling interests	149	791	45	431
Net income (loss) attributable to common stockholders	$13,477	$(5,088)	$45,298	$(3,614)

Basic income (loss) per share:	$0.31	$(0.12)	$1.05	$(0.08)

Diluted income (loss) per share:	$0.31	$(0.12)	$1.05	$(0.08)
See Notes to Condensed Consolidated Financial Statements.

 THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income (loss)	$13,328	$(5,879)	$45,253	$(4,045)
Other comprehensive (loss) income:
Interest rate swaps (a)	(13,108)	5,353	(19,052)	13,398
Capitalized swap interest (expense) income (b)	(22)	49	(73)	59
Pension adjustment (c)	—	(2,010)	—	(2,010)
Adoption of ASU 2018-02 (d)	—	—	—	(1,148)
Adoption of ASU 2017-12 (e)	—	—	—	(739)
Terminated swap amortization	(653)	(80)	(1,291)	(80)
Other comprehensive (loss) income	(13,783)	3,312	(20,416)	9,480
Comprehensive income	(455)	(2,567)	24,837	5,435
Comprehensive income attributable to noncontrolling interests	149	791	45	431
Comprehensive income attributable to common stockholders	$(306)	$(1,776)	$24,882	$5,866

(a)
Amounts are shown net of deferred tax benefit of $3.8 million and deferred tax expense of $1.8 million for the three months ended June 30, 2019 and 2018, respectively, and $6.0 million and $3.9 million for the six months ended June 30, 2019 and 2018, respectively.

(b)	The deferred tax impact was not meaningful for the three and six months ended June 30, 2019 and 2018, respectively.

(c)	Net of deferred tax benefit of $0.6 million for the three and six months ended June 30, 2018, respectively.

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

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests	Equity
Balance, March 31, 2018	43,491,595	$436	$3,310,421	$(175,879)	$(797)	(505,293)	$(60,743)	$3,073,438	$5,925	$3,079,363
Net loss	—	—	—	(5,088)	—	—	—	(5,088)	(791)	(5,879)
Interest rate swaps, net of tax of $1,807	—	—	—	—	5,353	—	—	5,353	—	5,353
Terminated swap amortization	—	—	—	—	(80)	—	—	(80)	—	(80)
Pension adjustment, net of tax of $641	—	—	—	—	(2,010)	—	—	(2,010)	—	(2,010)
Capitalized swap interest, net of tax of $13	—	—	—	—	49	—	—	49	—	49
Repurchase of common shares	—	—	—	—	—	—	—	—	—	—
Contributions to joint ventures	—	—	—	—	—	—	—	—	70,039	70,039
Stock plan activity	54,183	—	3,776	—	—	—	—	3,776	—	3,776
Balance, June 30, 2018	43,545,778	$436	$3,314,197	$(180,967)	$2,515	(505,293)	$(60,743)	$3,075,438	$75,173	$3,150,611

Balance, March 31, 2019	43,659,708	$437	$3,325,499	$(88,520)	$(14,759)	(519,849)	$(62,190)	$3,160,467	$147,006	$3,307,473
Net income (loss)	—	—	—	13,477	—	—	—	13,477	(149)	13,328
Interest rate swaps, net of tax of $3,770	—	—	—	—	(13,108)	—	—	(13,108)	—	(13,108)
Terminated swap amortization	—	—	—	—	(653)	—	—	(653)	—	(653)
Capitalized swap interest, net of tax of $6	—	—	—	—	(22)	—	—	(22)	—	(22)
Repurchase of common shares	—	—	—	—	—	—	—	—	—	—
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	—	—	(2,715)	(2,715)
Contributions to joint ventures	—	—	—	—	—	—	—	—	43,901	43,901
Stock plan activity	1,986	—	3,563	—	—	—	—	3,563	—	3,563
Balance, June 30, 2019	43,661,694	$437	$3,329,062	$(75,043)	$(28,542)	(519,849)	$(62,190)	$3,163,724	$188,043	$3,351,767

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2017	43,300,253	$433	$3,302,502	$(109,508)	$(6,965)	(29,373)	$(3,476)	$3,182,986	$5,565	$3,188,551
Net loss	—	—	—	(3,614)	—	—	—	(3,614)	(431)	(4,045)
Interest rate swaps, net of tax of $3,933	—	—	—	—	13,398	—	—	13,398	—	13,398
Terminated swap amortization	—	—	—	—	(80)	—	—	(80)	—	(80)
Pension adjustment, net of tax of $641	—	—	—	—	(2,010)	—	—	(2,010)	—	(2,010)
Capitalized swap interest, net of tax of $16	—	—	—	—	59	—	—	59	—	59
Adoption of ASU 2014-09	—	—	—	(69,732)	—	—	—	(69,732)	—	(69,732)
Adoption of ASU 2017-12	—	—	—	739	(739)	—	—	—	—	—
Adoption of ASU 2018-02	—	—	—	1,148	(1,148)	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	(475,920)	(57,267)	(57,267)	—	(57,267)
Contributions to joint ventures	—	—	—	—	—	—	—	—	70,039	70,039
Stock plan activity	245,525	3	11,695	—	—	—	—	11,698	—	11,698
Balance, June 30, 2018	43,545,778	$436	$3,314,197	$(180,967)	$2,515	(505,293)	$(60,743)	$3,075,438	$75,173	$3,150,611

Balance, December 31, 2018	43,511,473	$436	$3,322,433	$(120,341)	$(8,126)	(519,849)	$(62,190)	$3,132,212	$105,914	$3,238,126
Net income (loss)	—	—	—	45,298	—	—	—	45,298	(45)	45,253
Interest rate swaps, net of tax of $5,957	—	—	—	—	(19,052)	—	—	(19,052)	—	(19,052)
Terminated swap amortization	—	—	—	—	(1,291)	—	—	(1,291)	—	(1,291)
Capitalized swap interest, net of tax of $20	—	—	—	—	(73)	—	—	(73)	—	(73)
Repurchase of common shares	—	—	—	—	—	—	—	—	—	—
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	—	—	(2,715)	(2,715)
Contributions to joint ventures	—	—	—	—	—	—	—	—	84,889	84,889
Stock plan activity	150,221	1	6,629	—	—	—	—	6,630	—	6,630
Balance, June 30, 2019	43,661,694	$437	$3,329,062	$(75,043)	$(28,542)	(519,849)	$(62,190)	$3,163,724	$188,043	$3,351,767

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$45,253	$(4,045)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	68,916	50,810
Amortization	4,872	5,959
Amortization of deferred financing costs	4,669	3,427
Amortization of intangibles other than in-place leases	448	506
Straight-line rent amortization	(3,188)	(5,914)
Deferred income taxes	14,823	(2,558)
Restricted stock and stock option amortization	6,230	5,705
Net decrease (increase) in minimum pension liability	—	(2,652)
Equity in earnings from real estate and other affiliates, net of distributions	(9,429)	(23,531)
Provision for doubtful accounts	1,518	2,135
Master Planned Communities land acquisitions	(752)	(2,554)
Master Planned Communities development expenditures	(119,843)	(90,403)
Master Planned Communities cost of sales	44,740	46,937
Condominium development expenditures	(97,125)	(142,673)
Condominium rights and unit cost of sales	358,315	35,545
Net changes:
Accounts and notes receivable	(10,269)	(5,475)
Prepaid expenses and other assets	1,103	(3,302)
Condominium deposits received	(105,472)	47,906
Deferred expenses	(27,961)	(6,825)
Accounts payable and accrued expenses	(16,591)	(20,823)
Cash provided by (used in) operating activities	160,257	(111,825)

Cash Flows from Investing Activities:
Property and equipment expenditures	(2,612)	(2,965)
Operating property improvements	(36,765)	(29,774)
Property development and redevelopment	(311,455)	(198,684)
Acquisition of assets	—	(179,471)
Reimbursements under Tax Increment Financings	1,880	12,319
Distributions from real estate and other affiliates	315	1,503
Notes issued to real estate and other affiliates	—	(3,795)
Investments in real estate and other affiliates, net	(5,509)	(244)
Cash used in investing activities	(354,146)	(401,111)

Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	409,263	299,974
Principal payments on mortgages, notes and loans payable	(163,555)	(41,573)
Purchase of treasury stock	—	(57,267)
Special Improvement District bond funds released from (held in) escrow	936	1,468
Deferred financing costs and bond issuance costs, net	(13,661)	(1,980)
Taxes paid on stock options exercised and restricted stock vested	(88)	(3,234)
Gain on unwinding of swaps	—	9,390
Stock options exercised	490	9,227
Contributions from noncontrolling interest	84,889	69,000
Cash provided by financing activities	318,274	285,005

Net change in cash, cash equivalents and restricted cash	124,385	(227,931)
Cash, cash equivalents and restricted cash at beginning of period	724,215	964,300
Cash, cash equivalents and restricted cash at end of period	$848,600	$736,369

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(In thousands)	2019	2018
Supplemental Disclosure of Cash Flow Information:
Interest paid	$81,697	$67,969
Interest capitalized	36,981	37,122
Income taxes (refunded) paid, net	(409)	70

Non-Cash Transactions:
Accrued property improvements, developments and redevelopments	37,461	62,873
Special Improvement District bond transfers associated with land sales	84	5,489
Accrued interest on construction loan borrowing	1,973	1,794
Capitalized stock compensation	966	921

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019 (the "Annual Report"). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and equity for the interim periods have been included. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 and future fiscal years.

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
The Company elected the practical expedient to not separate lease components from non-lease components of its lease agreements for all classes of underlying assets including ground leases, office leases and other leases. Certain of the Company’s lease agreements include non-lease components such as fixed common area maintenance charges.

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

Segment Presentation

Starting in the first quarter of 2019, the Seaport District has been moved out of the Company's existing segments and into a stand-alone segment for disclosure purposes. The Company believes that by providing this additional detail, investors and analysts will be able to better track the Company's progress towards stabilization. See Note 16 - Segments for results of the new segment. The respective segment earnings and total segment assets presented in these Condensed Consolidated Financial Statements and elsewhere in this Quarterly Report have been adjusted in all periods reported to reflect this change.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 2 ACCOUNTING POLICIES AND PRONOUNCEMENTS

The following is a summary of recently issued and other notable accounting pronouncements which relate to the Company's business.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update provide clarification on certain aspects of the amendments in ASU 2016-13, Financial Instruments—Credit Losses, ASU 2017-12, Derivatives and Hedging, and ASU 2016-01, Financial Instruments—Overall. The effective date of the standard is for fiscal years, and interim periods within those year, beginning after December 15, 2019. The Company is currently evaluating the impact that the adoption of ASU 2016-13 may have on its consolidated financial statements. The Company does not expect the amendments in this ASU to ASU 2017-12 and ASU 2016-01 to have a material impact on its consolidated financial statements.
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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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
The New Leases Standard and related policy updates
As discussed in Note 1 - Basis of Presentation and Organization, as of the Adoption Date of the New Leases Standard, the recognition of right-of-use assets and lease liabilities is required on the balance sheet. The Company determines whether an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets and operating lease liabilities on the condensed consolidated balance sheet. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases as of June 30, 2019.

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

The Company’s leased assets and liabilities are as follows:

(In thousands)	June 30, 2019
Assets
Operating lease right-of-use assets	$71,176
Total leased assets	$71,176

Liabilities
Operating lease liabilities	$71,125
Total leased liabilities	$71,125

The components of lease expense are as follows:

(In thousands)	Three Months Ended	Six Months Ended
Lease Cost	June 30, 2019	June 30, 2019
Operating lease cost	$2,312	$4,677
Variable lease costs	331	508
Sublease income	—	—
Net lease cost	$2,643	$5,185

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Future minimum lease payments as of June 30, 2019 are as follows:

(In thousands)	Operating
Year Ended December 31,	Leases
2019 (excluding the six months ended June 30, 2019)	$3,028
2020	7,272
2021	7,111
2022	6,373
2023	6,389
Thereafter	273,287
Total lease payments	303,460
Less: imputed interest	(232,335)
Present value of lease liabilities	$71,125

Other information related to the Company’s lessee agreements is as follows:

(In thousands)	Six Months Ended
Supplemental Condensed Consolidated Statements of Cash Flows Information	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,641

Other Information	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	36.9
Weighted-average discount rate
Operating leases	7.7%

The Company receives rental income from the leasing of retail, office, multi-family and other space under operating leases, as well as certain variable tenant recoveries. Such operating leases are with a variety of tenants and have a remaining average term of approximately four years. Lease terms generally vary among tenants and may include early termination options, extension options and fixed rental rate increases or rental rate increases based on an index. The minimum rentals based on operating leases of the consolidated properties held as of June 30, 2019 are as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Total Minimum Rent Payments	$53,736	$106,590

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Total future minimum rents associated with operating leases are as follows:

Total
Minimum
Year Ending December 31,	Rent
(In thousands)
2019 (excluding the six months ended June 30, 2019)	$94,483
2020	191,409
2021	203,964
2022	211,000
2023	198,087
Thereafter	1,351,947
Total	$2,250,890

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 3 REAL ESTATE AND OTHER AFFILIATES

Investments in real estate and other affiliates that are reported in accordance with the equity and cost methods are as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends		Share of Earnings/Dividends
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Equity Method Investments
Operating Assets:
The Metropolitan Downtown Columbia (a)	50%	50%	$—	$—	$123	$204	$306	$284
Stewart Title of Montgomery County, TX	50%	50%	3,842	3,920	170	145	272	227
Woodlands Sarofim #1	20%	20%	2,811	2,760	31	16	51	36
m.flats/TEN.M	50%	50%	3,236	4,701	(279)	(1,367)	(1,500)	(2,304)
Master Planned Communities:
The Summit (b)	—%	—%	83,767	72,171	6,499	14,100	14,336	25,228
Seaport District:
Mr. C Seaport	35%	35%	8,547	8,721	(451)	(240)	(1,083)	(240)
Bar Wayō (Momofuku) (b)	—%	—%	5,306	—	—	—	—	—
Strategic Developments:
Circle T Ranch and Power Center	50%	50%	6,281	5,989	256	3,436	291	3,436
HHMK Development	50%	50%	10	10	—	—	—	—
KR Holdings	50%	50%	165	159	5	4	7	676
			113,965	98,431	6,354	16,298	12,680	27,343
Cost method investments			3,856	3,856	—	1	3,625	3,342
Investment in real estate and other affiliates			$117,821	$102,287	$6,354	$16,299	$16,305	$30,685

(a)
The Metropolitan Downtown Columbia was in a deficit position of $4.0 million and $3.8 million at June 30, 2019 and December 31, 2018, respectively, due to distributions from operating cash flows in excess of basis. These deficit balances are presented in Accounts payable and accrued expenses at June 30, 2019 and December 31, 2018.

(b)	Please refer to the discussion below for a description of the joint venture ownership structure.

As of June 30, 2019, the Company is not the primary beneficiary of any of the joint ventures listed above because it does not have the power to direct activities that most significantly impact the economic performance of the joint ventures; therefore, the Company reports its interests in accordance with the equity method. As of June 30, 2019 and at December 31, 2018, the Mr. C Seaport variable interest entity ("VIE") does not have sufficient equity at risk to finance its operations without additional financial support. As of June 30, 2019 and at December 31, 2018, Bar Wayō is also classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The aggregate carrying values of Mr. C Seaport and Bar Wayō as of June 30, 2019 are $8.5 million and $5.3 million, respectively, and are classified as Investment in real estate and other affiliates in the Condensed Consolidated Balance Sheets. The Company's maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investments as the Company has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs. As of June 30, 2019, approximately $209.2 million of indebtedness was secured by the properties owned by the Company's real estate and other affiliates of which the Company's share was approximately $100.2 million based upon economic ownership. All of this indebtedness is without recourse to the Company.

As of June 30, 2019, the Company is the primary beneficiary of three VIEs, Bridges at Mint Hill, 110 North Wacker and Ke Kilohana's Association of Unit Owners ("AOUO"), which are consolidated in its financial statements. In addition to these three entities, as of December 31, 2018, the Company was also the primary beneficiary of the Anaha, Waiea and Ae'o AOUOs, none of which were related parties, and consolidated these entities in its financial statements. The Company deconsolidated these entities during the three months ended June 30, 2019 as the Company no longer controls these AOUOs. The creditors of the consolidated VIEs do not have recourse to the Company, except for 18%, or $9.9 million, of the 110 North Wacker outstanding loan balance. As of June 30, 2019, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $296.0 million and $65.9 million, respectively. As of December 31, 2018, the carrying values of the assets and liabilities associated

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

with the operations of the consolidated VIEs were $190.6 million and $99.8 million, respectively. The assets of the VIEs are restricted for use only by the particular VIEs and are not available for the Company's general operations.

Significant activity for real estate and other affiliates and the related accounting considerations are described below.

110 North Wacker

During the second quarter of 2018, the Company's partnership with the local developer (the "Partnership") executed a joint venture agreement with USAA related to 110 North Wacker. At execution, the Company contributed land with a carrying value of $33.6 million and an agreed upon fair value of $85.0 million, and USAA contributed $64.0 million in cash. The Company had subsequent capital obligations of $42.7 million, and USAA was required to fund up to $105.6 million in addition to its initial contribution. The Company and its joint venture partners have also entered into a construction loan agreement further described in Note 6 - Mortgages, Notes and Loans Payable, Net. On May 23, 2019, the Company and its joint venture partners increased the construction loan. Concurrently with the increase in the construction loan, the Company and its joint venture partners agreed to eliminate the Company's subsequent capital obligations. USAA agreed to fund an additional $8.8 million, for a total commitment of $178.4 million. No changes were made to the rights of either the Company or the joint venture partners under the joint venture agreement. The Company has concluded that it is the primary beneficiary of the VIE because it has the power to direct activities that most significantly impact the joint venture’s economic performance during the development phase of the project.

Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, the Company's share of the venture’s income-producing activities is recognized based on the Hypothetical Liquidation Book Value ("HLBV") method, which represents an economic interest of approximately 23% for the Company. Under this method, the Company recognizes income or loss in Equity in earnings from real estate and other affiliates based on the change in its underlying share of the venture's net assets on a hypothetical liquidation basis as of the reporting date. After USAA receives a 9.0% preferred return on its capital contribution, the Partnership is entitled to cash distributions from the venture until it receives a 9.0% return. Subsequently, USAA is entitled to cash distributions equal to 11.11% of the amount distributed to the Partnership that resulted in a 9.0% return. Thereafter, the Partnership and USAA are entitled to distributions pari passu to their profit ownership interests of 90% and 10%, respectively.

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

Relevant financial statement information for The Summit is summarized as follows:

	June 30,	December 31,
(In millions)	2019	2018
Total Assets	$222.5	$218.9
Total Liabilities	136.6	144.6
Total Equity	85.9	74.3

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Revenues (a)	$27.7	$37.5	$58.2	$60.9
Net income	6.5	14.1	14.3	25.2
Gross Margin	8.4	14.2	16.7	27.5

(a)
Revenues related to land sales at the joint venture are recognized on a percentage of completion basis as The Summit follows the private company timeline for implementation of ASU 2014-09, Revenues from Contracts with Customers (Topic 606) and will adopt by the end of 2019.

Bar Wayō

During the first quarter of 2016, the Company formed Pier 17 Restaurant C101, LLC (“Bar Wayō”), a joint venture with MomoPier, LLC (“Momofuku”), an affiliate of the Momofuku restaurant group, to construct and operate a restaurant and bar at Pier 17 in the Seaport District. Under the terms of the joint venture agreement, the Company will fund 89.75% of the costs to construct the restaurant, and Momofuku will contribute the remaining 10.25%.

After each member receives a 10.0% preferred return on its capital contributions, available cash will be allocated 75.0% to the Company and 25.0% to Momofuku, until each member’s unreturned capital account has been reduced to zero. Any remaining cash will be distributed to the members in proportion to their respective percentage interests, or 50% each to the Company and Momofuku as of June 30, 2019. Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, the Company’s share of the venture’s income-producing activities is recognized based on the HLBV method.

NOTE 4 IMPAIRMENT

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. With respect to the Investment in real estate and other affiliates, a series of operating losses of an underlying asset or other factors may indicate that a decrease in value has occurred which is other‑than‑temporary. The investment in each real estate and other affiliate is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other‑than‑temporary. No impairment charges were recorded during the three and six months ended June 30, 2019 or during the year ended December 31, 2018. The Company periodically evaluates its strategic alternatives with respect to each of its properties and may revise its strategy from time to time, including its intent to hold an asset on a long-term basis or the timing of potential asset dispositions. These changes in strategy could result in impairment charges in future periods.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 5 OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of Prepaid expenses and other assets:

	June 30,	December 31,
(In thousands)	2019	2018
Condominium inventory	$62,039	$198,352
Straight-line rent	53,692	50,493
Intangibles	33,615	33,955
Special Improvement District receivables	18,091	18,838
Security and escrow deposits	17,960	17,670
Prepaid expenses	15,669	16,981
Equipment, net of accumulated depreciation of $9.2 million and $8.3 million, respectively	14,707	15,543
Other	10,233	18,429
Tenant incentives and other receivables	8,398	8,745
TIF receivable	5,820	2,470
In-place leases	4,923	6,539
Food and beverage and lifestyle inventory	3,353	1,935
Above-market tenant leases	790	1,044
Federal income tax receivable	200	2,000
Interest rate swap derivative assets	—	346
Below-market ground leases	—	18,296
Prepaid expenses and other assets, net	$249,490	$411,636

The $162.1 million net decrease primarily relates to $136.3 million and $18.3 million decreases in Condominium inventory and Below-market ground leases, respectively. Condominium inventory represents completed units for which sales have not yet closed. The decrease in Condominium inventory from December 31, 2018 is primarily attributable to the contracted units at Ae‘o and Ke Kilohana, which have closed in the first and second quarters of 2019, respectively. The decrease in Below-market ground leases is attributable to the adoption of the New Leases Standard as of the Adoption Date. The balance of unamortized below-market ground leases was reclassified to Operating lease right-of-use assets upon adoption.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses:

	June 30,	December 31,
(In thousands)	2019	2018
Construction payables	$300,014	$258,749
Condominium deposit liabilities	158,164	263,636
Deferred income	54,102	42,734
Interest rate swap derivative liabilities	40,848	16,517
Tenant and other deposits	33,032	20,893
Accounts payable and accrued expenses	26,928	38,748
Accrued payroll and other employee liabilities	26,281	42,591
Accrued interest	22,933	23,080
Accrued real estate taxes	20,541	26,171
Other	14,920	29,283
Straight-line ground rent liability	—	16,870
Accounts payable and accrued expenses	$697,763	$779,272

The $81.5 million net decrease in total Accounts payable and accrued expenses primarily relates to a $105.5 million decrease in Condominium deposit liabilities primarily attributable to the contracted units at Ae‘o and Ke Kilohana, which have closed in the first and second quarters of 2019, respectively; a $41.3 million increase in Construction payables predominately related to the Two Lakes Edge, 110 North Wacker and Juniper Apartments projects under construction as the developments move toward completion; a $24.3 million increase in Interest rate swap derivative liabilities due to a decrease in the one-month London Interbank Offered Rate ("LIBOR") forward curve for the periods presented; a $16.3 million decrease in Accrued payroll and other employee liabilities due to payment in the first quarter of 2019 of annual incentive bonus for 2018; and a $16.9 million decrease in Straight-line ground rent liability attributable to the adoption of the New Leases Standard as of the Adoption Date.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 6 MORTGAGES, NOTES AND LOANS PAYABLE, NET

Mortgages, notes and loans payable, net are summarized as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Fixed-rate debt:
Unsecured 5.375% Senior Notes	$1,000,000	$1,000,000
Secured mortgages, notes and loans payable	889,654	648,707
Special Improvement District bonds	14,511	15,168
Variable-rate debt:
Mortgages, notes and loans payable (a)	1,561,549	1,551,336
Unamortized bond issuance costs	(5,678)	(6,096)
Unamortized deferred financing costs	(37,546)	(27,902)
Total mortgages, notes and loans payable, net	$3,422,490	$3,181,213

(a)
As more fully described in Note 8 - Derivative Instruments and Hedging Activities, as of June 30, 2019 and December 31, 2018, $615.0 million of variable‑rate debt has been swapped to a fixed rate for the term of the related debt. An additional $55.0 million and $50.0 million of variable-rate debt was subject to interest rate collars as of June 30, 2019 and December 31, 2018, respectively, and $75.0 million of variable-rate debt was capped at a maximum interest rate as of June 30, 2019 and December 31, 2018.

Certain of the Company's loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance or percentage of the loan balance. As of June 30, 2019, land, buildings and equipment and developments with a net book value of $4.9 billion have been pledged as collateral for HHC's Mortgages, notes and loans payable, net. As of June 30, 2019, the Company was in compliance with all of its financial covenants included in the agreements governing its indebtedness.

The Summerlin master planned community ("MPC") uses Special Improvement District (“SID”) bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. In the six months ended June 30, 2019, no new SID bonds were issued and $0.1 million in obligations were assumed by buyers.

Recent Financing Activity

On August 6, 2019, the Company closed on a $30.7 million construction loan for Millennium Phase III Apartments. The loan bears interest at one-month LIBOR plus 1.75% with an initial maturity date of August 6, 2023 and a one-year extension option.

Financing Activity During the Six Months Ended June 30, 2019

On June 27, 2019, the Company closed on a $35.5 million construction loan for 8770 New Trails. The loan bears interest at one-month LIBOR plus 2.45% with an initial maturity date of June 27, 2021 and a 127-month extension option. The Company entered into a swap agreement to fix the interest rate to 4.89%.

On June 20, 2019, the Company closed on a $250.0 million term loan for the redevelopment of the Seaport District. The loan initially bears interest at 6.10% and matures on June 1, 2024. The loan will begin bearing interest at one-month LIBOR plus 4.10%, subject to a LIBOR cap of 2.30% and LIBOR floor of 0.00%, at the earlier of June 20, 2021 or the date certain debt coverage ratios are met.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

On June 6, 2019, the Company closed on a $293.7 million construction loan for ‘A‘ali‘i, bearing interest at one-month LIBOR plus 3.10% with an initial maturity date of June 6, 2022 and a one-year extension option.

On June 5, 2019, the Company paid off the construction loan for Ke Kilohana with a commitment amount of $142.7 million. Total draws were approximately $121.7 million and were paid off from the proceeds of condominium sales.

On June 3, 2019, the Company exercised the second extension option for its 250 Water Street note payable. The extension required a $30.0 million pay down, reducing the outstanding note payable balance to $99.7 million.

On May 23, 2019, the Company and its joint venture partners closed on an amendment to increase the $512.6 million construction loan for 110 North Wacker to $558.9 million, and modify the commitments included in the loan syndication. The amendment also increased the Company's guarantee from approximately $92.3 million to approximately $100.6 million. In addition, the Company also guaranteed an additional $46.3 million, the increase in principal of the construction loan, which will become payable in fiscal year 2020 if a certain leasing threshold is not achieved. The guarantee of the $46.3 million will immediately expire on the date the leasing threshold is first achieved.

On May 17, 2019, the Company modified the facility for its Mr. C Seaport joint venture to increase the total commitment to $41.0 million. The loan bears interest at one-month LIBOR plus 4.50%, has an initial maturity of May 16, 2022, and has one, six-month extension option.

On April 9, 2019, the Company modified the HHC 242 Self-Storage and HHC 2978 Self-Storage facilities to reduce the total commitments to $5.5 million and $5.4 million, respectively. The loans have an initial maturity date of December 31, 2021 and a one-year extension option.

On March 12, 2019, the Company closed on an $18.0 million construction loan for Creekside Park West, bearing interest at one-month LIBOR plus 2.25% with an initial maturity date of March 12, 2023 and a one-year extension option.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for each of the Company's assets and liabilities that are measured at fair value on a recurring basis:

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

	June 30, 2019				December 31, 2018
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate derivative assets	$—	$—	$—	$—	$346	$—	$346	$—
Liabilities:
Interest rate derivative liabilities	40,848	—	40,848	—	16,517	—	16,517	—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company's financial instruments that are not measured at fair value on a recurring basis are as follows:

		June 30, 2019		December 31, 2018
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and restricted cash	Level 1	$848,600	$848,600	$724,215	$724,215
Accounts receivable, net (a)	Level 3	19,980	19,980	12,589	12,589
Notes receivable, net (b)	Level 3	300	300	4,694	4,694

Liabilities:
Fixed-rate debt (c)	Level 2	1,904,165	1,933,715	1,663,875	1,608,635
Variable-rate debt (c)	Level 2	1,561,549	1,561,549	1,551,336	1,551,336

(a)Accounts receivable, net is shown net of an allowance of $10.0 million and $10.7 million at June 30, 2019 and December 31, 2018, respectively.
(b)Notes receivable, net is shown net of an allowance of $0.1 million at June 30, 2019 and December 31, 2018.
(c)Excludes related unamortized financing costs.

The carrying amounts of Cash and restricted cash, Accounts receivable, net and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of the Company's $1.0 billion, 5.375% senior notes due 2025, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above (please refer to Note 6 - Mortgages, Notes and Loans Payable, Net in the Company's Condensed Consolidated Financial Statements), was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the current LIBOR or U.S. Treasury obligation interest rates. The discount rates reflect the Company's judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties that are considered credit-worthy, such as large financial institutions with favorable credit ratings. As of June 30, 2019 and December 31, 2018, there was one termination event and four termination events, respectively, as discussed below. There were no events of default as of June 30, 2019 and December 31, 2018.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur in accordance with the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. During the three and six months ended June 30, 2019, the Company recorded a $0.9 million and $2.0 million reduction in Interest expense, respectively, related to the amortization of terminated swaps.

During the six months ended June 30, 2019, the Company settled one interest rate cap agreement with a notional amount of $230.0 million and received payment of $0.2 million. During the year ended December 31, 2018, the Company settled four interest rate swap agreements with notional amounts of $18.9 million, $250.0 million, $40.0 million and $119.4 million, all designated as cash flow hedges of interest rate variability, and received total payments of $15.8 million, net of a termination fee of $0.3 million. The Company has deferred the effective portion of the fair value changes of three interest rate swap agreements in Accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets and will recognize the impact as a component of Interest expense, net, over the next 8.5, 2.2 and 0.8 years, which are what remain of the original forecasted periods.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company's variable‑rate debt. Over the next 12 months, HHC estimates that an additional $3.6 million of net loss will be reclassified to Interest expense.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The following table summarizes certain terms of the Company's derivative contracts:

				Fixed			Fair Value Asset (Liability)
			Notional	Interest	Effective	Maturity	June 30,	December 31,
(In thousands)		Balance Sheet Location	Amount	Rate (a)	Date	Date	2019	2018
Derivative instruments not designated as hedging instruments:
Interest rate cap	(b)	Prepaid expenses and other assets, net	$75,000	5.00%	9/1/2017	8/31/2019	$—	$—
Interest rate cap	(b) (c)	Prepaid expenses and other assets, net	230,000	2.50%	12/22/2016	12/23/2019	—	333
Derivative instruments designated as hedging instruments:
Interest rate collar	(d) (e)	Prepaid expenses and other assets, net	51,592	1.50% - 2.50%	7/1/2018	5/1/2019	—	13
Interest rate collar	(d)	Accounts payable and accrued expenses	193,967	2.00% - 3.00%	5/1/2019	5/1/2020	(276)	(37)
Interest rate collar	(d)	Accounts payable and accrued expenses	354,217	2.25% - 3.25%	5/1/2020	5/1/2021	(2,275)	(730)
Interest rate collar	(d)	Accounts payable and accrued expenses	381,404	2.75% - 3.50%	5/1/2021	4/30/2022	(4,415)	(1,969)
Interest rate swap	(f)	Accounts payable and accrued expenses	615,000	2.96%	9/21/2018	9/18/2023	(32,206)	(13,781)
Interest rate swap	(g)	Accounts payable and accrued expenses	1,810	4.89%	11/1/2019	1/1/2032	(1,676)	—
Total fair value derivative assets							$—	$346
Total fair value derivative liabilities							$(40,848)	$(16,517)

(a)	These rates represent the strike rate on HHC's interest swaps, caps and collars.

(b)
There was no interest income included in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 related to these contracts. Interest income of $0.2 million is included in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2019 and the year ended December 31, 2018 related to these contracts.

(c)	The Company settled this Interest rate cap on February 1, 2019.

(d)	On May 17, 2018 and May 18, 2018, the Company entered into these interest rate collars which are designated as cash flow hedges.

(e)	On May 1, 2019, the $51.6 million interest rate collar matured as scheduled.

(f)	Concurrent with the funding of the $615.0 million term loan on September 21, 2018, the Company entered into this interest rate swap which is designated as a cash flow hedge.

(g)	Concurrent with the closing of the $35.5 million construction loan for 8770 New Trails on June 27, 2019, the Company entered into this interest rate swap which is designated as a cash flow hedge.

The tables below present the effect of the Company's derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Amount of (Loss) Gain Recognized		Amount of (Loss) Gain Recognized
	in AOCI on Derivative		in AOCI on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Interest rate derivatives	$(13,016)	$6,005	$(18,832)	$14,266

	Amount of Gain Reclassified		Amount of Gain Reclassified
	from AOCI into Operations		from AOCI into Operations
	Three Months Ended June 30,		Six Months Ended June 30,
Location of Gain Reclassified from AOCI into Operations	2019	2018	2019	2018
Interest expense	$92	$652	$220	$868

	Total Interest Expense Presented		Total Interest Expense Presented
	in the Results of Operations in which the		in the Results of Operations in which the
	Effects of Cash Flow Hedges are Recorded		Effects of Cash Flow Hedges are Recorded
	Three Months Ended June 30,		Six Months Ended June 30,
Interest Expense Presented in Results of Operations	2019	2018	2019	2018
Interest expense	$24,203	$18,903	$47,529	$35,512

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

As of June 30, 2019 and December 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $43.8 million and $18.2 million, respectively. As of June 30, 2019, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2019, it could have been required to settle its obligations under the agreements at their termination value of $43.8 million.

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

The Company purchased its 250 Water Street property in the Seaport District in June 2018. The site is currently used as a parking lot while the Company evaluates redevelopment plans. The Company engaged a third party specialist to perform a Phase I Environmental Site Assessment (“ESA”) of the property, and the ESA identified, among other findings, the existence of mercury levels above regulatory criteria. The site does not require remediation until the Company begins redevelopment activities. The normal operations of the parking lot do not require the property to be remediated, and the Company has not started any redevelopment activities as of June 30, 2019. As a result, the potential remediation has no financial impact as of June 30, 2019, and for the three and six months then ended.

As of June 30, 2019 and December 31, 2018, the Company had outstanding letters of credit totaling $15.4 million and $15.3 million, respectively, and surety bonds totaling $211.3 million and $101.2 million, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

The Company leases land or buildings at certain properties from third parties. As discussed in Note 2 - Accounting Policies and Pronouncements, the Company adopted the New Leases Standard on the Adoption Date and recorded right-of-use assets and lease liabilities on the balance sheet. See Note 2 - Accounting Policies and Pronouncements for further discussion. Prior to the adoption of the New Leases Standard, rental payments were expensed as incurred and, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $2.0 million and $2.3 million for the three months ended June 30, 2019 and 2018, respectively, and $4.1 million and $5.0 million for the six months ended June 30, 2019 and 2018, respectively. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The Company entered into guarantee agreements as part of certain development projects. In conjunction with the execution of the ground lease for the Seaport District NYC, the Company executed a completion guarantee for the redevelopment of Seaport District NYC - Pier 17 and Seaport District NYC - Tin Building. The Company satisfied its completion guarantee for Pier 17 in the second quarter of 2019. As part of the funding agreement for the Downtown Columbia Redevelopment District TIF bonds, one of the Company's wholly-owned subsidiaries has agreed to complete certain defined public improvements and to indemnify Howard County, Maryland for certain matters. The Company has guaranteed these obligations, with a limit of $1.0 million, expiring on October 31, 2020. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly-owned subsidiary is obligated to pay special taxes. The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of June 30, 2019 and December 31, 2018.

NOTE 10 STOCK BASED PLANS

The Company's stock based plans are described and informational disclosures are provided in the Notes to the Financial Statements included in the Annual Report.

Stock Options

The following table summarizes the Company's stock option plan activity for the six months ended June 30, 2019:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at December 31, 2018	817,998	$105.06
Granted	21,500	105.37
Exercised	(6,189)	64.93
Forfeited	(10,600)	123.17
Expired	(400)	116.56
Stock Options outstanding at June 30, 2019	822,309	$105.13

Compensation costs related to stock options were $0.8 million and $1.5 million for the three and six months ended June 30, 2019, respectively, of which $0.2 million and $0.4 million were capitalized to development projects, respectively. Compensation costs related to stock options were $1.0 million and $1.6 million for the three and six months ended June 30, 2018, respectively, of which $0.6 million and $0.9 million were capitalized to development projects, respectively.

Restricted Stock

The following table summarizes restricted stock activity for the six months ended June 30, 2019:

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 31, 2018	406,544	$82.10
Granted	163,945	85.88
Vested	(11,217)	133.43
Forfeited	(19,913)	74.88
Restricted stock outstanding at June 30, 2019	539,359	$82.45

Compensation costs related to restricted stock awards were $2.4 million and $4.7 million for the three and six months ended June 30, 2019, respectively, of which $0.3 million and $0.6 million were capitalized to development projects, respectively. Compensation costs related to restricted stock awards were $2.1 million and $4.1 million for the three and six months ended June 30, 2018, respectively, of which $0.3 million and $0.6 million were capitalized to development projects, respectively.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 11 INCOME TAXES

The Company has significant permanent differences, primarily from stock compensation deductions and non-deductible executive compensation, which cause the effective tax rate to deviate from statutory rates. The effective tax rate, based upon actual 2019 operating results, was 24.9% and 25.5% for the three and six months ended June 30, 2019, respectively, compared to 32.2% and 34.0% for the three and six months ended June 30, 2018, respectively.

NOTE 12 WARRANTS

On October 7, 2016, the Company entered into a warrant agreement with its Chief Financial Officer, David R. O’Reilly, (the "O'Reilly Warrant") prior to his appointment to the position. Upon exercise of his warrant, Mr. O’Reilly may acquire 50,125 shares of common stock at an exercise price of $112.08 per share. The O'Reilly Warrant was issued at fair value in exchange for a $1.0 million payment in cash from Mr. O'Reilly. The O'Reilly Warrant becomes exercisable on April 6, 2022, subject to earlier exercise upon certain change in control, separation and termination provisions. On June 16, 2017 and October 4, 2017, the Company entered into warrant agreements with its Chief Executive Officer, David R. Weinreb, (the "Weinreb Warrant") and President, Grant Herlitz, (the "Herlitz Warrant") to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase prices of $50.0 million and $2.0 million, respectively. The Weinreb Warrant becomes exercisable on June 15, 2022, at an exercise price of $124.64 per share, and the Herlitz Warrant becomes exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject to earlier exercise upon certain change in control, separation and termination provisions. The purchase prices paid by the respective executives for the O’Reilly Warrant, the Weinreb Warrant and the Herlitz Warrant, which qualify as equity instruments, are included within Additional paid-in capital in the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018.

NOTE 13 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize changes in AOCI by component, all of which are presented net of tax:

(In thousands)
Balance as of March 31, 2018	$(797)
Other comprehensive income before reclassifications	6,054
Gain reclassified from accumulated other comprehensive loss to net income	(652)
Pension adjustment	(2,010)
Terminated swap amortization	(80)
Net current-period other comprehensive income	3,312
Balance as of June 30, 2018	$2,515

Balance as of March 31, 2019	$(14,759)
Other comprehensive loss before reclassifications	(13,038)
Gain reclassified from accumulated other comprehensive loss to net income	(92)
Terminated swap amortization	(653)
Net current-period other comprehensive loss	(13,783)
Balance as of June 30, 2019	$(28,542)

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(In thousands)
Balance as of December 31, 2017	$(6,965)
Other comprehensive income before reclassifications	14,325
Gain reclassified from accumulated other comprehensive loss to net income	(868)
Adjustment related to adoption of ASU 2018-02	(1,148)
Adjustment related to adoption of ASU 2017-12	(739)
Pension adjustment	(2,010)
Terminated swap amortization	(80)
Net current-period other comprehensive income	9,480
Balance as of June 30, 2018	$2,515

Balance as of December 31, 2018	$(8,126)
Other comprehensive loss before reclassifications	(18,905)
Gain reclassified from accumulated other comprehensive loss to net income	(220)
Terminated swap amortization	(1,291)
Net current-period other comprehensive loss	(20,416)
Balance as of June 30, 2019	$(28,542)

The following table summarizes the amounts reclassified out of AOCI:

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)		Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the
Accumulated Other Comprehensive Income (Loss) Components	2019	2018	2019	2018	Statements of Operations
(Gains) losses on cash flow hedges	$(116)	$(825)	$(278)	$(1,099)	Interest expense
Interest rate swap contracts	24	173	58	231	Provision for income taxes
Total reclassifications of (income) loss for the period	$(92)	$(652)	$(220)	$(868)	Net of tax

NOTE 14 EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted‑average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and non-vested stock issued under stock‑based compensation plans is computed using the treasury stock method. The dilutive effect of the warrants is computed using the if‑converted method.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Information related to the Company's EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Basic EPS:
Numerator:
Net income (loss)	$13,328	$(5,879)	$45,253	$(4,045)
Net loss attributable to noncontrolling interests	149	791	45	431
Net income (loss) attributable to common stockholders	$13,477	$(5,088)	$45,298	$(3,614)

Denominator:
Weighted-average basic common shares outstanding	43,113	42,573	43,109	43,014

Diluted EPS:
Numerator:
Net income attributable to common stockholders	$13,477	$(5,088)	$45,298	$(3,614)

Denominator:
Weighted-average basic common shares outstanding	43,113	42,573	43,109	43,014
Restricted stock and stock options	158	212	154	215
Warrants	—	157	—	157
Weighted-average diluted common shares outstanding	43,271	42,942	43,263	43,386

Basic income per share:	$0.31	$(0.12)	$1.05	$(0.08)

Diluted income per share:	$0.31	$(0.12)	$1.05	$(0.08)

The diluted EPS computation for the three and six months ended June 30, 2019 excludes 569,408 stock options because their inclusion would have been anti-dilutive. The diluted EPS computation for the three and six months ended June 30, 2019 excludes 278,379 shares of restricted stock because performance conditions provided for in the restricted stock awards have not been satisfied.

The diluted EPS computation for the three and six months ended June 30, 2018 excludes 374,500 and 413,000 stock options, respectively, because their inclusion would have been anti-dilutive. The diluted EPS computation for the three and six months ended June 30, 2018 excludes 233,721 shares of restricted stock because performance conditions provided for in the restricted stock awards have not been satisfied.

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues
From contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$235,622	$20,885	$433,932	$31,722
Master Planned Communities land sales	58,321	52,432	99,633	98,997
Hospitality revenues	25,576	22,569	48,505	45,630
Builder price participation	9,369	5,628	14,564	10,709
Total revenue from contracts with customers	328,888	101,514	596,634	187,058

Recognized at a point in time and/or over time:
Other land revenues	5,569	4,712	10,298	8,843
Other rental and property revenues	28,629	12,020	42,450	21,869
Total other income	34,198	16,732	52,748	30,712

Rental and other income (lease-related revenues)
Minimum rents	54,718	50,509	108,804	99,912
Tenant recoveries	13,512	12,250	27,020	25,002
Total rental income	68,230	62,759	135,824	124,914

Total revenues	$431,316	$181,005	$785,206	$342,684

Revenues by segment
Operating Assets revenues	$109,219	$88,808	$201,172	$176,555
Seaport District revenues	12,891	4,500	19,921	8,011
Master Planned Communities revenues	72,859	62,765	123,755	118,530
Strategic Developments revenues	236,347	24,932	440,358	39,588

Total revenues	$431,316	$181,005	$785,206	$342,684

Contract Assets and Liabilities

Contract assets are the Company's right to consideration in exchange for goods or services that have been transferred to a customer, excluding any amounts presented as a receivable. Contract liabilities are the Company's obligation to transfer goods or services to a customer for which the Company has received consideration.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The beginning and ending balances of contract assets and liabilities and significant activity during the period is as follows:

	Contract	Contract
(In thousands)	Assets	Liabilities
Balance as of January 1, 2018	$—	$179,179
Consideration earned during the period	(35,834)	(308,898)
Consideration received during the period	35,834	426,215
Balance as of December 31, 2018	—	296,496
Consideration earned during the period	—	(410,322)
Consideration received during the period	—	322,771
Balance as of June 30, 2019	$—	$208,945

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations as of June 30, 2019 represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations are associated with contracts that generally are noncancellable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company's remaining unsatisfied performance obligations as of June 30, 2019 is $1.1 billion. The Company expects to recognize this amount as revenue over the following periods:

(In thousands)	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$296,426	$17,290	$814,334

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

•
Seaport District - consists of approximately 450,000 square feet of restaurant, retail and entertainment properties situated in three primary locations in New York, New York: Pier 17, Historic Area/Uplands and Tin Building. While the latter is still under development and will comprise about 53,000 square feet when completed, the two operating locations consist

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

of third party tenants, tenants either directly or jointly owned and operated by the Company, and businesses owned and operated by the Company under licensing agreements.

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

Segment operating results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Operating Assets Segment EBT
Total revenues	$109,219	$88,808	$201,172	$176,555
Total operating expenses	(48,727)	(40,988)	(91,639)	(82,999)
Segment operating income	60,492	47,820	109,533	93,556
Depreciation and amortization	(28,938)	(24,198)	(56,046)	(47,558)
Interest expense, net	(20,059)	(17,308)	(39,050)	(33,995)
Other income, net	1,088	71	1,123	164
Equity in earnings from real estate and other affiliates	45	(1,000)	2,754	1,583
Segment EBT	12,628	5,385	18,314	13,750

MPC Segment EBT
Total revenues	72,859	62,765	123,755	118,530
Total operating expenses	(40,392)	(37,003)	(68,906)	(73,371)
Segment operating income	32,467	25,762	54,849	45,159
Depreciation and amortization	(86)	(86)	(246)	(167)
Interest income, net	8,283	6,808	15,826	13,200
Other income, net	72	—	67	—
Equity in earnings from real estate and other affiliates	6,499	14,100	14,336	25,228
Segment EBT	47,235	46,584	84,832	83,420

Seaport District Segment EBT
Total revenues	12,891	4,500	19,921	8,011
Total operating expenses	(17,972)	(6,441)	(32,405)	(9,976)
Segment operating loss	(5,081)	(1,941)	(12,484)	(1,965)
Depreciation and amortization	(6,753)	(1,953)	(12,946)	(4,197)
Interest (expense) income, net	(1,924)	3,278	(3,456)	6,995
Other loss, net	(61)	—	(147)	—
Equity in losses from real estate and other affiliates	(451)	(240)	(1,083)	(240)
Loss on sale or disposal of real estate	—	—	(6)	—
Segment EBT	(14,270)	(856)	(30,122)	593
Strategic Developments Segment EBT
Total revenues	236,347	24,932	440,358	39,588
Total operating expenses	(224,711)	(35,312)	(371,014)	(47,339)
Segment operating income	11,636	(10,380)	69,344	(7,751)
Depreciation and amortization	(1,260)	(1,113)	(2,316)	(2,178)

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Interest income, net	3,235	3,139	6,497	6,946
Other (loss) income, net	(385)	164	310	373
Equity in earnings from real estate and other affiliates	261	3,440	298	4,112
Loss on sale or disposal of real estate	(144)	—	(144)	—
Segment EBT	13,343	(4,750)	73,989	1,502

Consolidated Segment EBT
Total revenues	431,316	181,005	785,206	342,684
Total operating expenses	(331,802)	(119,744)	(563,964)	(213,685)
Segment operating income	99,514	61,261	221,242	128,999
Depreciation and amortization	(37,037)	(27,350)	(71,554)	(54,100)
Interest expense, net	(10,465)	(4,083)	(20,183)	(6,854)
Other income, net	714	235	1,353	537
Equity in earnings from real estate and other affiliates	6,354	16,300	16,305	30,683
Loss on sale or disposal of real estate	(144)	—	(150)	—
Consolidated segment EBT	58,936	46,363	147,013	99,265

Corporate expenses and other items	45,608	52,242	101,760	103,310
Net income (loss)	13,328	(5,879)	45,253	(4,045)
Net loss attributable to noncontrolling interests	149	791	45	431
Net income (loss) attributable to common stockholders	$13,477	$(5,088)	$45,298	$(3,614)

The assets by segment and the reconciliation of total segment assets to the Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	June 30,	December 31,
(In thousands)	2019	2018
Operating Assets	$2,713,098	$2,562,257
Master Planned Communities	2,192,267	2,076,678
Seaport District	919,329	839,522
Strategic Developments	1,416,669	1,538,917
Total segment assets	7,241,363	7,017,374
Corporate and other	467,815	338,425
Total assets	$7,709,178	$7,355,799

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

Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance, business, review of strategic alternatives and potential strategic transactions. You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “transform,” “would,” and other statements of similar expression. Forward-looking statements should not be relied upon. They give our expectations about the future and are not guarantees of strategic action, performance or results.

Forward-looking statements include, among others:

•	expected performance of our stabilized, income-producing properties and the performance and stabilization timing of properties that we have recently placed into service or are under construction;

•	forecasts of our future economic performance;

•	expected capital required for our operations and development opportunities at our properties;

•	expected performance of our Master Planned Communities (“MPC”) segment;

•	expected commencement and completion for property developments and timing of sales or rentals of certain properties;

•	announcement of our strategic review;

•	estimates of our future liquidity, development opportunities, development spending and management plans; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

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

Executive Overview

Description of Business

We create timeless places and extraordinary experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We operate in four complementary business segments: Operating Assets, MPC, Seaport District and Strategic Developments. The operational synergies of combining our three main business segments, Operating Assets, MPC and Strategic Developments, create a unique and continuous value-creation cycle. We sell land to residential homebuilders in MPC, and the new homes attract residents to our cities looking for places to work and shop. New homeowners create demand for commercial developments, such as retail, office, self-storage and hospitality offerings. We build these commercial properties through Strategic Developments when the timing is right using the cash flow harvested from the sale of land to homebuilders, which helps mitigate development risk. Once these strategic developments are completed and stabilized, they transition to Operating Assets, which are located across the United States and increase recurring Net Operating Income ("NOI"), further funding the equity requirements in Strategic Developments. New office, retail and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that exceed the broader market. Increased demand for residential land generates more cash flow from MPC, thus continuing the cycle. Our fourth business segment, the Seaport District, is one of the only privately-controlled districts in New York City that is being transformed into a culinary, fashion and entertainment destination with a focus on unique offerings not found elsewhere in the city. The Seaport District spans across approximately 450,000 square feet and several city blocks, including Pier 17, the Tin Building, the Historic District as well as the 250 Water Street parking lot and our interest in the 66-room Mr. C Seaport hotel.

Review of Strategic Alternatives

On June 27, 2019, we announced that the Board of Directors of the Company (the “Board”) is conducting a broad review of potential strategic alternatives to maximize shareholder value. The Board is committed to exploring this review to best serve the interests of the company’s shareholders. A broad range of options is being considered including a sale, joint venture or spin-off of a portion of the Company’s assets; a recapitalization of the Company; changes in the corporate structure of the Company; or a sale of the Company. The Company has not set a timetable for the conclusion of its review of strategic alternatives and will provide an update as appropriate.

Second Quarter 2019 Highlights

Capital and Financing Activities

•
On June 27, 2019, we closed on a $35.5 million construction loan for 8770 New Trails. The loan bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus 2.45% with an initial maturity date of June 27, 2021 and a 127-month extension option.

•
On June 20, 2019, we closed on a $250.0 million term loan for the redevelopment of the Seaport District. The loan initially bears interest at 6.10% and matures on June 1, 2024. The loan will begin bearing interest at one-month LIBOR plus 4.10%, subject to a LIBOR cap of 2.30% and LIBOR floor of 0.00%, at the earlier of June 20, 2021 or the date certain debt coverage ratios are met.

•
On June 6, 2019, we closed on a $293.7 million construction loan for ‘A‘ali‘i, bearing interest at one-month LIBOR plus 3.10% with an initial maturity date of June 6, 2022 and a one-year extension option.

•
On June 5, 2019, we paid off the construction loan for Ke Kilohana with a commitment amount of $142.7 million. Total draws were approximately $121.7 million and paid off from the proceeds of Condominium sales.

•
On June 3, 2019, we exercised the second extension option for its 250 Water Street note payable. The extension required a $30.0 million pay down, reducing the outstanding note payable balance to $99.7 million.

•
On May 23, 2019, we modified the $512.6 million facility for the 110 North Wacker joint venture by increasing the total commitment to $558.9 million, of which the Company guaranteed approximately $100.6 million.

•
On May 17, 2019, we modified the loan for the Mr. C Seaport joint venture to increase the total commitment to $41.0 million. The loan bears interest at one-month LIBOR plus 4.50% has an initial maturity of May 16, 2022, and has one, six-month extension option.

•
On April 9, 2019, we modified the HHC 242 Self-Storage and HHC 2978 Self-Storage facilities to reduce the total commitments to $5.5 million and $5.4 million, respectively. The loans have an initial maturity date of December 31, 2021 and a one-year extension option.

Operating Assets

•
NOI increased $13.6 million for the three months ended June 30, 2019 compared to the prior year period, primarily due to increases of $7.9 million, $3.0 million and $1.9 million in NOI at our other, office and hospitality properties, respectively. The increase in our other category is a result of placing the Las Vegas Ballpark into service in March 2019, and the increases in our office and hospitality properties are mainly as a result of continued stabilization of existing assets within these categories, as well as NOI generated from assets placed in service subsequent to the second quarter of 2018.

MPC

•
Segment earnings before taxes increased $0.7 million for three months ended June 30, 2019 compared to the prior year period primarily due to a large superpad sale at Summerlin as well as increased lot sales at Bridgeland and The Woodlands Hills, partially offset by lower Equity in earnings from real estate and other affiliates primarily attributable to a slower pace of land development and fewer lot sales at The Summit.

•	Sold 43 acres of superpads at Summerlin, an increase of 13.2% over the prior year period.

•	Achieved a residential price per acre of $692,000, an increase of $100,000 per acre, at Summerlin.

•	Sold 217 and 49 single-family lots at Bridgeland and The Woodlands Hills, an increase of 110 and 12 lots over the prior year period.

Seaport District

•
Revenue increased $8.4 million, or 186.5%, for the three months ended June 30, 2019 compared to the prior year period primarily due to opening new businesses including The Fulton, 10 Corso Como Retail and Café, Cobble & Co, Garden Bar and the summer concert series.

•
NOI decreased $3.4 million for the three months ended June 30, 2019 compared to the prior year period, primarily due to opening new businesses, including Pier 17, and, in turn, incurring opening expenses. We expect to incur operating losses until the Seaport District reaches its critical mass of offerings.

•	Celebrated the openings of The Fulton by Jean-Georges, which has been ranked as one of the top new restaurants in New York City, and the seasonal Garden Bar in the historic district.

•	Launched our second season of the Concert Series and our summer movie series along with other events at Pier 17.

Strategic Developments

•	Recognized revenues of $236.3 million, an increase of $211.4 million over the prior year, primarily due to closings at Ke Kilohana, which began welcoming residents in May 2019.

•
Commenced construction of Millennium Phase III Apartments, a 163-unit multi-family development in The Woodlands. The project is anticipated to contribute approximately $3.5 million to estimated stabilized NOI.

•
Continued robust sales at Ward Village by contracting to sell 56 condominiums in the second quarter of 2019. The primary driver of the increase is Kô‘ula, our newest building that began public sales in January 2019 and contributed 45 contracted units this quarter. The building was 65.3% presold as of July 31, 2019.

•	Excluding Kō'ula, we have sold 1,981 residential units at five towers in Ward Village since inception, bringing the total percentage sold across the community to 92.9%.

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

EBT should not be considered an alternative to GAAP net income attributable to common stockholders or GAAP net income, as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBT are that it does not include the following in our calculations:

•	cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	corporate general and administrative expenses;

•	interest expense on our corporate debt;

•	income taxes that we may be required to pay;

•	any cash requirements for replacement of fully depreciated or amortized assets; and

•	limitations on, or costs related to, the transfer of earnings from our real estate and other affiliates to us.

A reconciliation between EBT and Net income is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Operating Assets Segment EBT
Total revenues	$109,219	$88,808	$20,411	$201,172	$176,555	$24,617
Total operating expenses	(48,727)	(40,988)	(7,739)	(91,639)	(82,999)	(8,640)
Segment operating income	60,492	47,820	12,672	109,533	93,556	15,977
Depreciation and amortization	(28,938)	(24,198)	(4,740)	(56,046)	(47,558)	(8,488)
Interest expense, net	(20,059)	(17,308)	(2,751)	(39,050)	(33,995)	(5,055)
Other income, net	1,088	71	1,017	1,123	164	959
Equity in earnings from real estate and other affiliates	45	(1,000)	1,045	2,754	1,583	1,171
Segment EBT	12,628	5,385	7,243	18,314	13,750	4,564

MPC Segment EBT
Total revenues	72,859	62,765	10,094	123,755	118,530	5,225
Total operating expenses	(40,392)	(37,003)	(3,389)	(68,906)	(73,371)	4,465
Segment operating income	32,467	25,762	6,705	54,849	45,159	9,690
Depreciation and amortization	(86)	(86)	—	(246)	(167)	(79)
Interest income, net	8,283	6,808	1,475	15,826	13,200	2,626
Other income, net	72	—	72	67	—	67
Equity in earnings from real estate and other affiliates	6,499	14,100	(7,601)	14,336	25,228	(10,892)
Segment EBT	47,235	46,584	651	84,832	83,420	1,412

Seaport District Segment EBT
Total revenues	12,891	4,500	8,391	19,921	8,011	11,910
Total operating expenses	(17,972)	(6,441)	(11,531)	(32,405)	(9,976)	(22,429)
Segment operating income	(5,081)	(1,941)	(3,140)	(12,484)	(1,965)	(10,519)
Depreciation and amortization	(6,753)	(1,953)	(4,800)	(12,946)	(4,197)	(8,749)
Interest (expense) income, net	(1,924)	3,278	(5,202)	(3,456)	6,995	(10,451)
Other loss, net	(61)	—	(61)	(147)	—	(147)
Equity in losses from real estate and other affiliates	(451)	(240)	(211)	(1,083)	(240)	(843)
Loss on sale or disposal of real estate	—	—	—	(6)	—	(6)
Segment EBT	(14,270)	(856)	(13,414)	(30,122)	593	(30,715)

Strategic Developments Segment EBT
Total revenues	236,347	24,932	211,415	440,358	39,588	400,770
Total operating expenses	(224,711)	(35,312)	(189,399)	(371,014)	(47,339)	(323,675)
Segment operating income	11,636	(10,380)	22,016	69,344	(7,751)	77,095
Depreciation and amortization	(1,260)	(1,113)	(147)	(2,316)	(2,178)	(138)
Interest income, net	3,235	3,139	96	6,497	6,946	(449)
Other (loss) income, net	(385)	164	(549)	310	373	(63)
Equity in earnings from real estate and other affiliates	261	3,440	(3,179)	298	4,112	(3,814)
Loss on sale or disposal of real estate	(144)	—	(144)	(144)	—	(144)
Segment EBT	13,343	(4,750)	18,093	73,989	1,502	72,487

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Consolidated Segment EBT
Total revenues	431,316	181,005	250,311	785,206	342,684	442,522
Total operating expenses	(331,802)	(119,744)	(212,058)	(563,964)	(213,685)	(350,279)
Segment operating income	99,514	61,261	38,253	221,242	128,999	92,243
Depreciation and amortization	(37,037)	(27,350)	(9,687)	(71,554)	(54,100)	(17,454)
Interest expense, net	(10,465)	(4,083)	(6,382)	(20,183)	(6,854)	(13,329)
Other income, net	714	235	479	1,353	537	816
Equity in earnings from real estate and other affiliates	6,354	16,300	(9,946)	16,305	30,683	(14,378)
Loss on sale or disposal of real estate	(144)	—	(144)	(150)	—	(150)
Consolidated segment EBT	58,936	46,363	12,573	147,013	99,265	47,748

Corporate expenses and other items	45,608	52,242	6,634	101,760	103,310	1,550
Net income (loss)	13,328	(5,879)	19,207	45,253	(4,045)	49,298
Net loss attributable to noncontrolling interests	149	791	642	45	431	386
Net income (loss) attributable to common stockholders	$13,477	$(5,088)	$18,565	$45,298	$(3,614)	$48,912

Results of Operations

Comparison of the three and six months ended June 30, 2019 to the three and six months ended June 30, 2018

Consolidated segment EBT increased $12.6 million and increased $47.7 million for the three and six months ended June 30, 2019, compared to the prior year periods. The net increases in Consolidated segment EBT for the three and six months ended June 30, 2019 are primarily driven by higher Condominium rights and unit sales, net of costs and higher Minimum rental revenue in the Operating Assets segment, partially offset by higher operating expenses at the Seaport District, higher Interest expense due to Las Vegas Ballpark and office properties being placed in service and an increase in interest rates, higher Depreciation and amortization as a result of properties being placed in service and lower Equity in earnings from real estate and other affiliates. The higher operating expenses at the Seaport District are due to start-up costs associated with opening new businesses. As a result of these factors, Net income attributable to common stockholders increased $18.6 million to $13.5 million and $48.9 million to $45.3 million for the three and six months ended June 30, 2019, respectively, compared to the prior year periods. These changes are explained in further detail below.

Operating Assets

The Operating Assets segment consists of retail, office, hospitality and multi-family properties along with other real estate investments, excluding the properties located at the Seaport District, which are newly reported in the Seaport District segment for all periods presented.

Segment EBT for Operating Assets are presented below:

Operating Assets Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Total revenues	$109,219	$88,808	$20,411	$201,172	$176,555	$24,617
Total operating expenses	(48,727)	(40,988)	(7,739)	(91,639)	(82,999)	(8,640)
Segment operating income	60,492	47,820	12,672	109,533	93,556	15,977
Depreciation and amortization	(28,938)	(24,198)	(4,740)	(56,046)	(47,558)	(8,488)
Interest expense, net	(20,059)	(17,308)	(2,751)	(39,050)	(33,995)	(5,055)
Other income, net	1,088	71	1,017	1,123	164	959
Equity in earnings from real estate and other affiliates	45	(1,000)	1,045	2,754	1,583	1,171
Segment EBT	$12,628	$5,385	$7,243	$18,314	$13,750	$4,564

Segment EBT increased $7.2 million to $12.6 million and $4.6 million to $18.3 million for the three and six months ended June 30, 2019, respectively, compared to the prior year periods. The increase in segment EBT for the three and six months ended June 30, 2019 compared to the prior year periods is primarily driven by increases in Total revenues which are primarily attributed to placing the Las Vegas Ballpark and various office and multi-family properties in service subsequent to the second quarter of 2018, as well as increased occupancy at our office, multi-family and hospitality properties. The increase in Total revenues for the three and six months ended June 30, 2019 compared to the prior year periods is partially offset by increases in Interest expense as a result of the Las Vegas Ballpark and office properties being placed in service and an increase in interest rates compared to the prior period, as well as an increase in Total operating expense and Depreciation and amortization expense as a result of properties being placed in service as well as increases in occupancy. The assets primarily contributing to these increases in expenses are The Westin at the Woodlands due to increased occupancy, which drove comparable increases in revenues as noted above, as well as the Las Vegas Ballpark, Creekside Park Apartments and Lakefront North which were placed in service subsequent to June 30, 2018. Creekside Park Apartments are expected to stabilize in 2020, and Lakefront North is expected to stabilize in 2021.

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

Reconciliation of Operating Assets Segment EBT to NOI	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Total Operating Assets segment EBT	$12,628	$5,385	$7,243	$18,314	$13,750	$4,564
Depreciation and amortization	28,938	24,198	4,740	56,046	47,558	8,488
Interest expense, net	20,059	17,308	2,751	39,050	33,995	5,055
Equity in earnings from real estate and other affiliates	(45)	1,000	(1,045)	(2,754)	(1,583)	(1,171)
Impact of straight-line rent	(2,537)	(2,414)	(123)	(5,382)	(5,536)	154
Other	(340)	(421)	81	(218)	$(107)	(111)
Operating Assets NOI	$58,703	$45,056	$13,647	$105,056	$88,077	$16,979

Operating Assets NOI increased $13.6 million, or 30.3%, to $58.7 million and $17.0 million, or 19.3%, to $105.1 million for the three and six months ended June 30, 2019, respectively, compared to the prior year periods. The increase in NOI for the three and six months ended June 30, 2019 is primarily driven by increases of $7.9 million and $7.2 million in our other properties category, $3.0 million and $6.1 million in our office properties and $1.9 million and $1.9 million in our hospitality properties, respectively. The increase in our other category for the three and six months ended June 30, 2019 is a result of placing the Las Vegas Ballpark into service in March 2019. The increases in our office and hospitality properties for the three and six months ended June 30, 2019 are mainly as a result of continued stabilization of existing assets within these categories, increased occupancy, as well as NOI generated from assets placed in service subsequent to the second quarter of 2018.

Operating Assets Retail Leases

Some of the leases related to our retail properties are triple net leases, which generally require tenants to pay their pro-rata share of property operating costs, such as real estate taxes, utilities and insurance, and the direct costs of their leased space. We also enter into certain leases which require tenants to pay a fixed-rate per square foot reimbursement for common area costs which is increased annually according to the terms of the lease. Given the unique nature of many of our retail properties, the mix of tenant lease agreements and related lease terms executed during the three and six months ended June 30, 2019 may differ significantly from those entered into in prior periods.

The following table summarizes the leases we executed at our retail properties during the three months ended June 30, 2019:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	—	n.a.	—	—	—	n.a.	$—	$—
Comparable - Renewal (c)	7	53	34,566	—	—	24.63	—	—
Comparable - New (d)	1	38	1,800	—	—	19.20	—	—
Non-comparable (e)	3	125	7,079	7,079	4,220	41.30	8.39	1.79
Total			43,445	7,079	4,220

(a)	Excludes executed leases with a term of 12 months or less, partnerships, internal leases, and percentage rent leases.

(b)	Pre-leased information is associated with projects under development at June 30, 2019.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase of 7.2% in cash rents from $22.97 per square foot collected from previous leases to $24.63 per square foot collected from current leases.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. This lease represents an increase of 5.3% in cash rents from $18.23 per square foot collected from the previous tenant to $19.20 per square foot collected from the current tenant.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rent is based on Base Minimum Rent only.

The following table summarizes the leases we executed at our retail properties during the six months ended June 30, 2019:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	—	n.a.	—	—	—	n.a.	$—	$—
Comparable - Renewal (c)	11	47	42,336	—	—	23.94	—	—
Comparable - New (d)	3	68	11,318	—	—	20.45		—
Non-comparable (e)	8	93	21,908	12,671	11,185	41.50	7.52	1.55
Total			75,562	12,671	11,185

(a)	Excludes executed leases with a term of 12 months or less.

(b)	Pre-leased information is associated with projects under development at June 30, 2019.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase of 6.9% in cash rents from $22.40 per square foot collected from previous leases to $23.94 per square foot collected from current leases.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a decrease of 33.8% in cash rents from $30.87 per square foot collected from previous tenants to $20.45 per square foot collected from current tenants. The decrease is driven by the limited sample size of Comparable - New leases reported this quarter.

(e)
Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied. The avg. starting rents in this category are higher than in the other categories presented due to a higher percentage of leases executed at assets with generally higher starting rents.

(f)	Avg. Starting Rent is based on Base Minimum Rent only.

The following is a retail property which was completed and transferred to Operating Assets during the six months ended June 30, 2019:

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

The following table summarizes our executed office property leases during the three months ended June 30, 2019:

			Square Feet			Per Square Foot per Annum
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	3	—	306,639	306,639	306,639	$68.93	$6.90	$1.40
Comparable - Renewal (c)	10	—	54,341	43,463	50,560	28.59	2.33	0.99
Comparable - New (d)	—	—	—	—	—	—	—	—
Non-comparable (e)	14	—	79,263	57,576	68,790	33.36	7.24	1.87
Total			440,243	407,678	425,989

(a)	Excludes executed leases with a term of 12 months or less, subleases, percentage rent leases and intercompany leases.

(b)	Pre-leased information is associated with projects under development at June 30, 2019.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a 1.6% increase in cash rents from $28.14 per square foot collected from previous leases to $28.59 per square foot collected from current leases.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. There are no leases classified as comparable new this quarter.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rents is based on the gross lease value, including recoveries.

The following table summarizes our executed office property leases during the six months ended June 30, 2019:

			Square Feet			Per Square Foot per Annum
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	6	173	631,126	631,126	631,126	$60.12	$6.31	$1.76
Comparable - Renewal (c)	18	60	176,167	78,898	83,251	30.29	1.99	0.98
Comparable - New (d)	1	64	6,971	6,971	6,971	24.72	3.38	0.92
Non-comparable (e)	25	73	211,677	184,116	195,290	35.40	6.66	2.07
Total			1,025,941	901,111	916,638

(a)	Excludes executed leases with a term of 12 months or less, subleases, percentage rent leases and intercompany leases.

(b)	Pre-leased information is associated with projects under development at June 30, 2019.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a 0.5% increase in cash rents from $30.13 per square foot collected from previous leases to $30.29 per square foot collected from current leases.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. This lease represents a 4.0% decrease in cash rents from $25.74 per square foot collected from the previous tenant to $24.72 per square foot collected from the current tenant. The decrease is driven by the limited sample size of Comparable - New leases reported this quarter.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rents is based on the gross lease value, including recoveries.

The following are hospitality and other projects which were completed or transferred from Strategic Developments to Operating Assets during the six months ended June 30, 2019:

•
Completed the renovation of the restaurant and bar at The Westin at The Woodlands and relaunched The Westin food and beverage outlets as Sorriso, a full service modern Italian kitchen, and Como Social Club, a poolside terrace and bar; and

•	Placed the Las Vegas Ballpark, home of the Las Vegas Aviators, into service.

Master Planned Communities

EBT for Master Planned Communities are presented below:

MPC Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Total revenues	$72,859	$62,765	$10,094	$123,755	$118,530	$5,225
Total operating expenses	(40,392)	(37,003)	(3,389)	(68,906)	(73,371)	4,465
Segment operating income	32,467	25,762	6,705	54,849	45,159	9,690
Depreciation and amortization	(86)	(86)	—	(246)	(167)	(79)
Interest income, net	8,283	6,808	1,475	15,826	13,200	2,626
Other income, net	72	—	72	67	—	67
Equity in earnings from real estate and other affiliates	6,499	14,100	(7,601)	14,336	25,228	(10,892)
Segment EBT	$47,235	$46,584	$651	$84,832	$83,420	$1,412

Three Months Ended June 30, 2019, compared with three months ended June 30, 2018

MPC segment EBT increased $0.7 million to $47.2 million, mainly as a result of a large superpad sale at Summerlin as well as increased lot sales at Bridgeland and The Woodlands Hills. At Summerlin, superpad sales totaled 43 acres, an increase of 13.2% over the prior year period, and yielded a 48.0% gross margin compared to 38.3% in the prior period. Summerlin also achieved a residential price per acre of $692,000, an increase of $100,000 per acre from the prior year, largely due to custom lot sales. Land sales revenues at Bridgeland increased $7.4 million, or 82.4%, due to 217 single-family lot sales, which is 110 more lots sold compared to the same period last year. At The Woodlands Hills, land sales revenues increased 38.2% to $0.9 million as a result of 32.4% more lots sold, respectively. These increases are substantially offset by lower Equity in earnings from real estate and other affiliates primarily attributable to a slower pace of land development and fewer custom lot sales at The Summit.

Six Months Ended June 30, 2019, compared with six months ended June 30, 2018

MPC Segment EBT increased $1.4 million to $84.8 million, mainly as a result of increased lot sales at Bridgeland and superpad sales at Summerlin totaling $41.5 million. At Bridgeland, land sales revenues increased $12.4 million due to continued robust sales of single-family lots, resulting in 198 more lot sales in the current period. Due to relatively low costs to develop the superpads sold at Summerlin, the sales yielded a 19% higher gross margin compared to the prior period. The higher margin contributed to an increase in segment EBT despite overall fewer acres sold in Summerlin relative to the prior year period. Land sales revenues at The Woodlands increased $3.1 million due to 141 lot sales in the period, an increase of 49 lots over the prior period. These increases are partially offset by lower Equity in earnings from real estate and other affiliates primarily attributable to a slower pace of land development and fewer custom lot sales at The Summit.

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

The following table sets forth the MPC Net Contribution for the three and six months ended June 30, 2019:

MPC Net Contribution	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
MPC Segment EBT (a)	$47,235	$46,584	$651	$84,832	$83,420	$1,412
Plus:
Cost of sales - land	28,006	26,383	1,623	44,824	52,426	(7,602)
MUD and SID bonds collections, net (b)	119	(2,380)	2,499	981	(5,004)	5,985
Depreciation and amortization	86	86	—	246	167	79
Distributions from Real estate and other affiliates	1,306	2,745	(1,439)	2,741	2,745	(4)
Less:
MPC development expenditures	(63,071)	(49,266)	(13,805)	(119,843)	(91,266)	(28,577)
MPC land acquisitions	—	(2,048)	2,048	(752)	(2,554)	1,802
Equity in (earnings) loss in real estate and other affiliates	(6,499)	(14,100)	7,601	(14,336)	(25,228)	10,892
MPC Net Contribution	$7,182	$8,004	$(822)	$(1,307)	$14,706	$(16,013)

(a)	For a detailed breakdown of our MPC segment EBT, refer to Note 16 - Segments in our Notes to our Condensed Consolidated Financial Statements.

(b)	SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution decreased $0.8 million and $16.0 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. In addition to the land sales changes explained in the EBT section above, the primary driver of this change is higher MPC development expenditures at Bridgeland and Summerlin to accommodate projected land sales.

The following table sets forth MPC land inventory activity for the six months ended June 30, 2019:

(In thousands)	Bridgeland	Columbia	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance at December 31, 2018	$473,851	$16,634	$829,908	$204,281	$117,986	$1,642,660
Acquisitions	752	—	—	—	—	752
Development expenditures (a)	62,588	—	45,905	5,255	6,094	119,842
MPC Cost of Sales	(11,703)	—	(20,019)	(10,299)	(2,803)	(44,824)
MUD reimbursable costs (b)	(41,729)	—	—	(1,296)	(3,137)	(46,162)
Transfer to Strategic Developments	—	—	—	(4,233)	—	(4,233)
Transfer to Operating Assets	—	—	—	(317)	—	(317)
Other	337	2	6,446	(1)	1,034	7,818
Balance at June 30, 2019	$484,096	$16,636	$862,240	$193,390	$119,174	$1,675,536

(a)	Development expenditures are inclusive of capitalized interest and property taxes.

(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

Seaport District

The Seaport District is part non-stabilized operating asset, part development project and part operating business. Because it requires different operating strategies and management expertise than any of our other segments, we manage the Seaport District separately. Starting in the first quarter of 2019, the Seaport District assets have been moved out of our other segments and into a stand-alone segment for disclosure purposes. We believe that by providing this additional detail, our investors and analysts will be able to better track our progress towards stabilization. For the Seaport District, we expect to deliver a stabilized yield of 6% - 8% on our total development costs, net of our insurance proceeds from Superstorm Sandy and inclusive of financing costs related to the new loan that closed on June 20, 2019, of $768 million and achieve stabilization in 2022. This is primarily due to the time it takes for construction, interior finish work and for the stabilization of the Jean-Georges food hall in the Tin Building, which is expected to open by the end of 2021 assuming that we timely receive the necessary approvals. The expected range of stabilized yields is wider than our other projects because the Seaport District has a greater range of possible outcomes than our other projects, which may cause the ultimate results to fall outside of the expected range. The increased uncertainty is largely the result of (i) business operating risks, (ii) seasonality, (iii) potential sponsorship revenue and (iv) event revenue. We operate and own, either directly, through license agreements or in joint ventures, many of the tenants in the Seaport District, including retail stores such as 10 Corso Como and SJP by Sarah Jessica Parker and restaurants such as The Fulton by Jean-Georges, Bar Wayō, Malibu Farm, two concepts by Andrew Carmellini, R17 and the Jean-Georges food hall. As a result, the revenues and expenses of these businesses will directly impact the NOI of the Seaport District. This is in contrast to our other retail properties where we primarily receive lease payments and are not directly impacted by the operating performance of the underlying businesses. This causes the quarterly results of the Seaport District to be less predictable than our other operating real estate assets with traditional lease structures. Further, as we open new operating businesses, either owned entirely or in joint venture, we expect to incur pre-opening expenses and operating losses until those businesses stabilize, which likely will not happen until the Seaport District reaches its critical mass of offerings.

We primarily categorize the businesses in the Seaport District segment into three groups: landlord operations, managed businesses, and events and sponsorships. Landlord operations represent physical real estate that we have developed, own and lease to third parties. Recently opened landlord operations included for the six months ended June 30, 2019 but for which operations did not exist in the prior year were Pier 17 and Pier 17 Rooftop. Portions of Pier 17 are leased to third parties such as Nike, and ESPN began broadcasting from its studio at Pier 17 during 2018. Our managed businesses represent retail and food and beverage businesses that we own and operate. For the six months ended June 30, 2019, our managed businesses include, among others, The Fulton, 10 Corso Como Retail and Café, SJP by Sarah Jessica Parker and R17. These businesses are all recently opened and were not operating in the prior year periods. Our event and sponsorship businesses include our concert series, Winterland skating and bar, event catering, private events and sponsorships from approximately 10 partners. As these businesses were recently placed in service, operations did not exist in the prior year periods.

Segment EBT for Seaport District are presented below:

Seaport District Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Total revenues	$12,891	$4,500	$8,391	$19,921	$8,011	$11,910
Total operating expenses	(17,972)	(6,441)	(11,531)	(32,405)	(9,976)	(22,429)
Segment operating income	(5,081)	(1,941)	(3,140)	(12,484)	(1,965)	(10,519)
Depreciation and amortization	(6,753)	(1,953)	(4,800)	(12,946)	(4,197)	(8,749)
Interest (expense) income, net	(1,924)	3,278	(5,202)	(3,456)	6,995	(10,451)
Other loss, net	(61)	—	(61)	(147)	—	(147)
Equity in losses from real estate and other affiliates	(451)	(240)	(211)	(1,083)	(240)	(843)
Loss on sale or disposal of real estate	—	—	—	(6)	—	(6)
Segment EBT	$(14,270)	$(856)	$(13,414)	$(30,122)	$593	$(30,715)

Segment revenue increased $8.4 million and $11.9 million for the three and six months ended June 30, 2019, respectively, compared to the prior year periods. These increases are primarily a result of opening new businesses including The Fulton, 10 Corso Como Retail and Café, Cobble & Co, Garden Bar and the summer concert series. Additionally, sponsorship revenue increased approximately $0.2 million and $1.6 million for the three and six months ended June 30, 2019, respectively, compared to the prior year periods.

Segment EBT decreased $13.4 million to a loss of $14.3 million and $30.7 million to a loss of $30.1 million for the three and six months ended June 30, 2019, respectively, compared to the prior year periods. The decreases for the three and six months ended June 30, 2019, respectively, compared to the prior year periods are primarily driven by increases in operating expenses as a result of opening new businesses and incurring pre-opening expenses and operating losses until those businesses stabilize. Depreciation and amortization expense increased due to assets such as Pier 17 moving out of development and into operations. Interest expense also increased due to debt related to the acquisition of 250 Water Street and a reduction of interest capitalized to assets that were under development during the three and six months ended June 30, 2018 but have since been placed into operations. See the discussion below related to Seaport District NOI for further details.

A reconciliation of Seaport District segment EBT to Seaport District NOI is presented in the table below.

Reconciliation of Seaport District Segment EBT to NOI	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Total Seaport District segment EBT	$(14,270)	$(856)	$(13,414)	$(30,122)	$593	$(30,715)
Depreciation and amortization	6,753	1,953	4,800	12,946	4,197	8,749
Interest expense (income), net	1,924	(3,278)	5,202	3,456	(6,995)	10,451
Equity in (earnings) loss from real estate and other affiliates	451	240	211	1,083	240	843
Impact of straight-line rent	491	(156)	647	1,246	(338)	1,584
Loss on sale or disposal of real estate	—	—	—	6	—	6
Other - development-related	1,764	2,562	(798)	4,513	3,286	1,227
Seaport District NOI	$(2,887)	$465	$(3,352)	$(6,872)	$983	$(7,855)

Seaport District NOI decreased by $3.4 million to a net operating loss of $2.9 million and $7.9 million to a net operating loss of $6.9 million for the three and six months ended June 30, 2019, respectively, compared to the prior year periods. The decreases in NOI for the three and six months ended June 30, 2019 are primarily driven by the opening of new businesses as mentioned above and continued investment in the development of the Seaport District, particularly as it relates to funding of the start-up costs related to the retail, food and beverage and other operating assets. Decreases of $0.5 million, $2.0 million and $0.8 million for the three months ended June 30, 2019 and $1.7 million, $2.7 million and $3.5 million for the six months ended June 30, 2019 compared to the prior year periods in our landlord operations, events and managed businesses, respectively, were primary contributors to the decrease in NOI. Our landlord operations business was approximately 47% leased to third parties as of June 30, 2019, a decrease of approximately 5% from March 31, 2019. The decrease from March 31, 2019 is attributable to the closing of Abercrombie & Fitch, and we are currently working to re-lease that space. Including managed businesses, events, sponsorships, catering and the Tin Building, the Seaport District is approximately 67% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up. Additionally, rental revenue earned from businesses we own and operate is eliminated in consolidation. Our managed businesses include retail and food and beverage entities that we own and operate, and we expect to incur operating losses for these businesses until the Seaport District reaches its critical mass of offerings. We project to achieve stabilization at the Seaport District in 2022.

Strategic Developments

Our Strategic Developments assets generally require substantial future development to maximize their value. Other than our condominium properties, most of the properties and projects in this segment do not generate revenues. Our expenses relating to these assets are primarily related to costs associated with constructing the assets, selling condominiums, marketing costs associated with our Strategic Developments, carrying costs including, but not limited to, property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Developments asset, we would expect that with the exception of the residential portion of our condominium projects, upon completion of development, the asset would likely be reclassified to the Operating Assets segment when the asset is placed in service and NOI would become a meaningful measure of its operating performance. All development costs discussed herein are exclusive of land costs.

Segment EBT for Strategic Developments are summarized as follows:

Strategic Developments Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Total revenues	$236,347	$24,932	$211,415	$440,358	$39,588	$400,770
Total operating expenses	(224,711)	(35,312)	(189,399)	(371,014)	(47,339)	(323,675)
Segment operating income	11,636	(10,380)	22,016	69,344	(7,751)	77,095
Depreciation and amortization	(1,260)	(1,113)	(147)	(2,316)	(2,178)	(138)
Interest income, net	3,235	3,139	96	6,497	6,946	(449)
Other (loss) income, net	(385)	164	(549)	310	373	(63)
Equity in earnings from real estate and other affiliates	261	3,440	(3,179)	298	4,112	(3,814)
Loss on sale or disposal of real estate	(144)	—	(144)	(144)	—	(144)
Segment EBT	$13,343	$(4,750)	$18,093	$73,989	$1,502	$72,487

Segment EBT increased $18.1 million to $13.3 million and $72.5 million to $74.0 million for the three and six months ended June 30, 2019 compared to the prior year periods. The increase for the three months ended June 30, 2019 compared to the prior year period is partly due to an increase in Condominium rights and unit sales, net driven by bulk closings at Ke Kilohana, which began in May 2019. The increase for the six months ended June 30, 2019 compared to the prior year period is primarily due to an increase in Condominium rights and unit sales, net due to closings at Ae'o. Both the three and six months ended June 30, 2019 were also positively impacted by the absence of the $13.4 million charge for window repairs at our Waiea condominium tower which was recorded in the second quarter of 2018 but did not recur in 2019. We closed on 425 and 587 condominium units during the three and six months ended June 30, 2019 compared to seven and 13 units during the three and six months ended June 30, 2018, respectively. As highlighted below, the overall pace of sales at Ward Village remains strong, and as of June 30, 2019, we have entered into contracts for 81.6% of the units at ‘A‘ali‘i since launching public sales in January 2018. Kô‘ula, which launched sales in January 2019, is already 63.5% presold as of June 30, 2019. At June 30, 2019, our six towers are 86.8% sold with only six units that remain to be sold at Waiea, three at Anaha, one at Ae‘o and three at Ke Kilohana.

The following is a summary of activity during the current period for Ward Village. Ward Village includes six mixed-use residential towers: Waiea, Anaha, Ae‘o, Ke Kilohana, ‘A‘ali‘i and Kô‘ula. Activity for these towers is presented below.

Waiea - We have entered into contracts for 171 of the 177 units and closed on 169 units as of June 30, 2019. These units under contract and closed represent 96.6% and 95.5%, respectively, of total units, and 94.4% and 92.7%, respectively, of the total residential square feet available for sale as of June 30, 2019. The retail portion of the project is 100% leased and has been placed in service.

Anaha - We have entered into contracts and closed on 314 of the 317 units as of June 30, 2019. These units under contract and closed represent 99.1% of total units and 96.7% of the total residential square feet available for sale as of June 30, 2019. Additionally, we have leased and placed in service 93.0% of the 16,100 square feet of retail space.

Ae‘o - We have entered into contracts for 464 of the 465 units and closed on 463 units as of June 30, 2019. These units under contract and closed represent 99.8% and 99.6%, respectively, of total units, and 99.7% and 99.6%, respectively, of the total residential square feet available for sale as of June 30, 2019. The retail portion of the project is 95.0% leased and has been placed in service.

Ke Kilohana - We have entered into contracts for 420 of the 423 units and closed on 418 units as of June 30, 2019. These units under contract and closed represent 99.3% and 98.8%, respectively, of total units and 99.2% and 98.4%, respectively, of the total residential square feet available for sale as of June 30, 2019. We began welcoming residents to Ke Kilohana in May 2019, and as previously announced, we have pre-leased all of the approximately 22,000 square feet of available retail space to CVS/Longs Drugs. We expect to open the full-service pharmacy later this year.

‘A‘ali‘i - We have entered into contracts for 612 of the 750 units as of June 30, 2019. These units under contract represent 81.6% of total units and 76.8% of the total residential square feet available for sale as of June 30, 2019.

Kô‘ula - Public sales launched in January 2019. We have entered into contracts for 359 of the 565 units as of June 30, 2019. We entered into 10 additional contracts during July 2019. These units under contract represent 63.5% and 65.3% of total units and 64.1% and 66.4% of the total residential square feet available for sale as of June 30, 2019 and July 31, 2019, respectively.

During the three months ended June 30, 2019, we commenced construction on Millennium Phase III Apartments, a 163-unit multi-family development in The Woodlands. The project is anticipated to generate an estimated stabilized NOI of 3.5 million, and we expect to achieve stabilization in 2021. Overall, we decreased our estimated annual stabilized NOI target, excluding the Seaport District, by $3.9 million to $317.1 million as of June 30, 2019. The decrease is primarily attributable to a decrease in our effective ownership of the 110 North Wacker joint venture. The 110 North Wacker loan was modified in May 2019 to increase the total loan commitment, and the funding commitments of the joint venture partners were modified concurrently. We will fund $35.3 million less cash equity for the project and, as a result, anticipate receiving a smaller percentage of the estimated stabilized NOI. However, both our waterfall structure and 8% estimated stabilized yield remain unchanged. We remain optimistic about the success of this project, and the strength of the project is further underscored by the leasing activity which is at 67% pre-leased as of June 30, 2019, up from 50% in the prior quarter.

Projects Under Construction

The following table summarizes our projects under construction and related debt held in Operating Assets, the Seaport District and Strategic Developments as of June 30, 2019. Projects that are substantially complete and which have been placed into service in the Operating Assets or the Seaport District segment are included in the following table if the project has more than $1.0 million of estimated costs remaining to be incurred. Typically, these amounts represent budgeted tenant allowances necessary to bring the asset to stabilized occupancy. Tenant build-out costs represent a significant portion of the remaining costs for the following properties in the Operating Assets segment:

•	One Merriweather

•	Two Merriweather

•	1725-1735 Hughes Landing Boulevard

•	Lake Woodlands Crossing Retail

•	Three Hughes Landing

•	Two Summerlin

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

($ in thousands)	Total Estimated Costs (a)	Costs Paid Through June 30, 2019 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Holdback to be Drawn	Debt to be Drawn (c)	Costs Remaining to be Paid, Net of Debt and Buyer Deposits/Holdbacks to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
Columbia
One Merriweather	$78,187	$75,442	$2,745	$—	$—	$2,745	(d)(e)	Open
Two Merriweather	40,941	33,740	7,201	—	6,914	287	(d)	Open
The Woodlands
1725-1735 Hughes Landing Boulevard	204,878	193,690	11,188	—	—	11,188	(d)(e)	Open
Creekside Park Apartments	42,111	40,058	2,053	—	30,000	(27,947)	(f)(g)	Open
Lake Woodlands Crossing Retail	15,381	10,522	4,859		4,732	127	(d)	Open
Three Hughes Landing	90,133	79,692	10,441	—	3,133	7,308	(d)	Open
Summerlin
Aristocrat	46,661	36,035	10,626	—	3,009	7,617		Open
Two Summerlin	49,421	42,939	6,482	—	6,514	(32)	(d)(f)	Open
Las Vegas Ballpark	127,802	107,078	20,724	—	—	20,724	(h)	Open
Other
Kewalo Basin Harbor	24,454	20,501	3,953	—	2,886	1,067		Q3 2019
Total Operating Assets	719,969	639,697	80,272	—	57,188	23,084

Seaport Assets
Seaport District NYC - Pier 17 and Historic Area / Uplands	659,018	559,695	99,323	—	—	99,323	(i)(j)	Open
Seaport District NYC - Tin Building	173,452	55,299	118,153	—	—	118,153	(j)	2021
Total Seaport Assets	832,470	614,994	217,476	—	—	217,476

Strategic Developments
Chicago
110 North Wacker	722,643	218,699	503,944	—	503,944	—	(k)	2020
Columbia
6100 Merriweather and Garage	138,221	64,138	74,083	—	73,726	357		Q3 2019
Juniper Apartments	116,386	32,217	84,169	—	85,657	(1,488)	(f)(l)	Q4 2019
The Woodlands
100 Fellowship Drive	63,278	52,443	10,835	—	8,740	2,095		Q3 2019
8770 New Trails	45,985	3,484	42,501	—	35,487	7,014		Q1 2020
Creekside Park West	22,625	5,807	16,818	—	16,666	152		Q4 2019
Hughes Landing Daycare	3,206	1,479	1,727	—	—	1,727		Q3 2019
Millennium Phase III Apartments	45,033	1,027	44,006	—	—	44,006	(m)	2020
Two Lakes Edge	107,706	37,769	69,937	—	61,890	8,047		2020
Bridgeland
Lakeside Row	48,412	22,566	25,846	—	22,914	2,932		Q4 2019
Summerlin
Tanager Apartments	59,276	39,986	19,290	—	19,112	178		Q3 2019
Ward Village
‘A‘ali‘i	411,900	64,751	347,149	90,330	293,700	(36,881)	(f)	2021
Ae‘o	429,651	384,644	45,007	—	—	45,007	(n)	Open
Anaha	401,314	390,385	10,929	—	—	10,929		Open
Ke Kilohana	218,898	210,528	8,370	—	—	8,370		Open
Waiea	452,041	409,577	42,464	—	—	42,464	(o)	Open
Total Strategic Developments	3,286,575	1,939,500	1,347,075	90,330	1,121,836	134,909
Combined Total at June 30, 2019	$4,839,014	$3,194,191	$1,644,823	$90,330	$1,179,024	$375,469

		Millennium Phase III Apartments estimated financing				(30,700)
Estimated costs to be funded net of financing, assuming closing on estimated financing						$344,769

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

(b)	Costs included in (a) above which have been paid through June 30, 2019.

(c)	With respect to our condominium projects, remaining debt to be drawn is reduced by deposits utilized for construction.

(d)	Final completion is dependent on lease-up and tenant build-out.

(e)	Construction loans for One Merriweather and 1725-1735 Hughes Landing Boulevard have been paid-in-full and any remaining project costs will be funded by us.

(f)
Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to June 2019 costs that were paid by us, but not yet reimbursed by our lenders. We expect to receive funds from our lenders for these costs in the future.

(g)
The Woodlands Master Credit Facility was increased by $30.0 million in April of 2017 to fund the construction of Creekside Park Apartments. The additional funds are available to be drawn, but we have not drawn down the facility to date.

(h)	Excludes cost to acquire the Las Vegas Aviators.

(i)
Seaport District NYC - Pier 17 and Historic Area / Uplands Total Estimated Costs and Costs Paid Through June 30, 2019 include costs required for the Pier 17 and Historic Area/Uplands and are not reduced by the insurance proceeds received to date.

(j)
The Company closed on a $250.0 million loan for the redevelopment of the Seaport District during the three months ended June 30, 2019. All proceeds have been received less the interest escrow, and future project costs will be funded with the loan proceeds.

(k)
110 North Wacker is a consolidated joint venture discussed further in Note 3 - Real Estate and Other Affiliates. Total Estimated Costs excludes the land value of $86.0 million; the Debt to be Drawn includes future draws on the construction loan and anticipated equity partner and joint venture partner contributions. Costs Remaining to be Paid represent our remaining equity commitment. At loan closing, we received a $52.2 million cash distribution from the venture. In May 2019, we closed on a loan modification which reduced the amount of equity we are required to put into the project by $35.3 million.

(l)	Formerly known as Columbia Multi-family.

(m)	Positive balances represent future spending which we anticipate will be funded through a combination of construction loans which we are currently seeking and equity.

(n)	The Ae‘o facility was repaid in December 2018 in conjunction with closing on the sales of units at the property.

(o)	Total estimate includes amounts necessary for warranty repairs. However, we anticipate recovering a substantial amount of these costs in the future which is not reflected in this schedule.

Corporate Expenses and Other Items

Corporate expenses and other items decreased by $6.6 million to $45.6 million and decreased by $1.6 million to $101.8 million for the three and six months ended June 30, 2019, respectively, compared to the prior year periods. During the three months ended June 30, 2019, Corporate expenses and other items was positively impacted by the following:

•	increase of $9.5 million in corporate other income, net primarily due to the receipt of insurance proceeds related to our claim for Superstorm Sandy;

•	decrease of $6.1 million in Demolition costs primarily related to the absence of costs at Tin Building and 110 North Wacker; and

•	decrease of $1.3 million in Development-related marketing costs primarily driven by a decrease in costs at the Seaport District.
This activity was partially offset by an increase of $6.9 million in the income tax provision for the three months ended June 30, 2019.

The decrease in Corporate expenses and other items for the six month period was mainly caused by the following:

•	decrease of $12.7 million in Demolition costs primarily related to the absence of costs at Tin Building and 110 North Wacker; and

•	increase of $9.4 million in corporate other income, net primarily due to receipt of insurance proceeds related to our claim for Superstorm Sandy.
This positive activity was partially offset by an increase of $17.3 million in the income tax provision for the six months ended June 30, 2019.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in MPC, cash generated from our operating assets, condominium closings, deposits from condominium sales (which are restricted to funding construction of the related developments), first mortgage financings secured by our assets and the corporate bond markets. Additionally, strategic sales of certain assets may provide additional cash proceeds to our operating or investing activities. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions, development costs and, if applicable, any strategic alternatives that we may pursue following the Board’s review. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next 12 months. The development and redevelopment opportunities in Operating Assets and Strategic Developments are capital intensive and will require significant additional funding, if and when pursued. Any additional funding, if available, would be raised with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time. We cannot provide assurance that financing arrangements for our properties will be on favorable terms or occur at all, which could have a negative impact on our liquidity and capital resources. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our projects. We also provided a completion guarantee to the City of New York for the redevelopment of the Seaport District NYC - Pier 17 and the Seaport District NYC - Tin Building.

Total outstanding debt was $3.4 billion as of June 30, 2019. Certain mortgages may require paydowns in order to exercise contractual extension terms. Our proportionate share of the debt of our real estate and other affiliates, which is non-recourse to us, totaled $100.2 million as of June 30, 2019. The following table summarizes our net debt on a segment basis as of June 30, 2019. Net debt is defined as Mortgages, notes and loans payable, including our ownership share of debt of our real estate and other affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

(In thousands) Segment Basis (a)	Operating Assets		Master Planned Communities		The Seaport District		Strategic Developments		Segment Totals	Non- Segment Amounts	June 30, 2019
Mortgages, notes and loans payable	$1,780,882	(b)	$231,913	(d)	$351,684	(f)	$154,994		$2,519,473	$1,003,244	$3,522,717
Less: Cash and cash equivalents	(70,497)	(c)	(177,002)	(e)	(1,605)	(g)	(34,556)	(h)	(283,660)	(429,276)	(712,936)
Special Improvement District receivables	—		(18,091)		—		—		(18,091)	—	(18,091)
Municipal Utility District receivables, net	—		(273,169)		—		—		(273,169)	—	(273,169)
TIF receivable	—		—		—		(5,820)		(5,820)	—	(5,820)
Net Debt	$1,710,385		$(236,349)		$350,079		$114,618		$1,938,733	$573,968	$2,512,701

(a)	Please refer to Note 16 - Segments in our Condensed Consolidated Financial Statements.

(b)	Includes our $79.3 million share of debt of our real estate and other affiliates in Operating Assets (Woodlands Sarofim #1, The Metropolitan Downtown Columbia and m.flats/TEN.M).

(c)
Includes our $2.9 million share of Cash and cash equivalents of our real estate and other affiliates in Operating Assets (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, Stewart Title of Montgomery County, TX and m.flats/TEN.M).

(d)	Includes our $6.5 million share of debt of our real estate and other affiliates in MPC related to The Summit.

(e)	Includes our $58.5 million share of Cash and cash equivalents of our real estate and other affiliates in MPC related to The Summit.

(f)	Includes our $14.4 million share of debt of our real estate and other affiliates in the Seaport District related to Mr. C Seaport.

(g)	Includes our $0.3 million share of Cash and cash equivalents of our real estate and other affiliates in Seaport District related to Mr. C Seaport.

(h)	Includes our $0.5 million share of Cash and cash equivalents of our real estate and other affiliates in Strategic Developments (KR Holdings, HHMK Development and Circle T Ranch and Power Center).

Cash Flows

Operating Activities

Each segment's relative contribution to our cash flows from operating activities will likely vary significantly from year to year given the changing nature of our development focus. Other than our condominium properties, most of the properties and projects in our Strategic Developments segment do not generate revenues and the cash flows and earnings may vary. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2019. Operating cash continued to be utilized in the first half of 2019 to fund ongoing development expenditures in our Strategic Developments, Seaport District and MPC segments, consistent with prior years.

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

Net cash provided by operating activities was $160.3 million for the six months ended June 30, 2019, as compared to net cash used in operating activities of $111.8 million for the six months ended June 30, 2018. The $272.1 million net increase in cash provided by operating activities in the six months ended June 30, 2019 compared to the same period in 2018 was primarily related to the timing of condominium development expenditures and closings.

Investing Activities

Net cash used in investing activities was $354.1 million for the six months ended June 30, 2019, as compared to cash used in investing activities of $401.1 million for the six months ended June 30, 2018. The decrease in use of cash of $47.0 million was primarily the result of the 250 Water Street acquisition that occurred in 2018 without similar acquisition activity in 2019. This decrease was partially offset by increased property development and redevelopment expenditures during the six months ended June 30, 2019, with the most significant expenditures relating to the Las Vegas Ballpark and 110 North Wacker.

Financing Activities

Net cash provided by financing activities was $318.3 million for six months ended June 30, 2019, as compared to net cash provided by financing activities of $285.0 million for six months ended June 30, 2018. The increase of $33.3 million was mainly caused by the repurchase of treasury stock using cash of $57.3 million during the six months ended June 30, 2018, with no comparable transactions in the current year. This increase was partially offset by higher deferred financing costs incurred during the six months ended June 30, 2019 compared to the prior year period.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $209.2 million as of June 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable-rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps, collars and caps. As of June 30, 2019, of our $1.6 billion of variable-rate debt outstanding, $615.0 million is swapped to a fixed rate and $55.0 million is subject to interest rate collars. We may enter into interest rate cap contracts to mitigate our exposure to rising interest rates. We have a cap contract for our $180.0 million Master Credit Facility for The Woodlands, $150.0 million of which is currently outstanding and $75.0 million of which is currently capped. As properties are placed in service and become stabilized, we typically refinance the variable-rate debt with long-term fixed-rate debt.
As of June 30, 2019, annual interest costs would increase approximately $9.5 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 6 - Mortgages, Notes and Loans Payable, Net and Note 8 - Derivative Instruments and Hedging Activities in our Condensed Consolidated Financial Statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

EXHIBIT INDEX

3.1	Second Amended and Restated Certificate of Incorporation of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 24, 2016)

3.2	Amended and Restated Bylaws of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

3.3	Amendment No. 1 to the Amended and Restated Bylaws of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed May 24, 2016)

3.4
Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on February 29, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012)

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

+   Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ David R. O’Reilly
David R. O’Reilly
Chief Financial Officer
August 7, 2019