Form 10-Q
period 2019-09-30
Howard Hughes Corp
filed 2019-11-04
CIK 1498828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares of common stock, $0.01 par value, outstanding as of October 31, 2019 was 43,211,546.

THE HOWARD HUGHES CORPORATION

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(In thousands, except par values and share amounts)	September 30, 2019	December 31, 2018
Assets:
Investment in real estate:
Master Planned Communities assets	$1,683,224	$1,642,660
Buildings and equipment	3,268,926	2,932,963
Less: accumulated depreciation	(478,185)	(380,892)
Land	315,643	297,596
Developments	1,345,807	1,290,068
Net property and equipment	6,135,415	5,782,395
Investment in real estate and other affiliates	121,611	102,287
Net investment in real estate	6,257,026	5,884,682
Net investment in lease receivable	78,021	—
Cash and cash equivalents	637,979	499,676
Restricted cash	204,650	224,539
Accounts receivable, net	17,248	12,589
Municipal Utility District receivables, net	288,376	222,269
Notes receivable, net	36,425	4,694
Deferred expenses, net	110,935	95,714
Operating lease right-of-use assets, net	70,349	—
Prepaid expenses and other assets, net	246,906	411,636
Total assets	$7,947,915	$7,355,799

Liabilities:
Mortgages, notes and loans payable, net	$3,624,684	$3,181,213
Operating lease obligations	71,190	—
Deferred tax liabilities	172,476	157,188
Accounts payable and accrued expenses	699,509	779,272
Total liabilities	4,567,859	4,117,673

Commitments and contingencies (see Note 10)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 43,752,777 issued and 43,232,928 outstanding as of September 30, 2019 and 43,511,473 shares issued and 42,991,624 outstanding as of December 31, 2018	438	436
Additional paid-in capital	3,334,101	3,322,433
Accumulated deficit	(45,285)	(120,341)
Accumulated other comprehensive loss	(35,513)	(8,126)
Treasury stock, at cost, 519,849 shares as of September 30, 2019 and December 31, 2018	(62,190)	(62,190)
Total stockholders' equity	3,191,551	3,132,212
Noncontrolling interests	188,505	105,914
Total equity	3,380,056	3,238,126
Total liabilities and equity	$7,947,915	$7,355,799
See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Revenues:
Condominium rights and unit sales	$9,999	$8,045	$443,931	$39,767
Master Planned Communities land sales	77,368	127,730	177,001	226,727
Minimum rents	55,552	53,244	164,356	153,156
Tenant recoveries	13,704	12,806	40,724	37,808
Hospitality revenues	20,031	19,108	68,536	64,738
Builder price participation	9,660	8,685	24,224	19,394
Other land revenues	5,954	7,145	16,646	15,988
Other rental and property revenues	37,816	20,397	79,872	42,266
Interest income from sales-type leases	1,088	—	1,088	—
Total revenues	231,172	257,160	1,016,378	599,844

Expenses:
Condominium rights and unit cost of sales	7,010	6,168	365,324	41,713
Master Planned Communities cost of sales	33,304	57,183	78,128	109,609
Master Planned Communities operations	11,866	13,044	35,948	33,956
Other property operating costs	53,214	42,942	131,808	91,847
Rental property real estate taxes	9,080	8,519	28,585	24,148
Rental property maintenance costs	3,533	4,456	11,862	11,604
Hospitality operating costs	14,080	14,723	46,310	45,707
(Recovery) provision for doubtful accounts	(107)	2,282	(195)	4,417
Demolition costs	138	2,835	737	16,166
Development-related marketing costs	5,341	7,218	16,874	20,484
General and administrative	32,519	20,645	87,923	71,795
Depreciation and amortization	40,093	31,123	115,142	88,398
Total expenses	210,071	211,138	918,446	559,844

Other:
Gain on sale or disposal of real estate, net	24,201	—	24,051	—
Other income (loss), net	1,337	(3,710)	11,798	(3,444)
Total other	25,538	(3,710)	35,849	(3,444)

Operating income	46,639	42,312	133,781	36,556

Selling profit from sales-type leases	13,537	—	13,537	—
Interest income	2,872	2,080	7,696	6,759
Interest expense	(28,829)	(21,670)	(76,358)	(57,182)
Equity in earnings from real estate and other affiliates	4,542	8,612	20,847	39,297
Income before taxes	38,761	31,334	99,503	25,430
Provision for income taxes	8,718	7,487	24,207	5,628
Net income	30,043	23,847	75,296	19,802
Net income attributable to noncontrolling interests	(285)	(482)	(240)	(51)
Net income attributable to common stockholders	$29,758	$23,365	$75,056	$19,751

Basic income per share:	$0.69	$0.54	$1.74	$0.46
Diluted income per share:	$0.69	$0.54	$1.73	$0.46
See Notes to Condensed Consolidated Financial Statements.

 THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net income	$30,043	$23,847	$75,296	$19,802
Other comprehensive (loss) income:
Interest rate swaps (a)	(6,207)	(367)	(25,259)	13,031
Capitalized swap interest (expense) income (b)	—	(25)	(73)	34
Pension adjustment (c)	—	2,566	—	556
Adoption of ASU 2018-02 (d)	—	—	—	(1,148)
Adoption of ASU 2017-12 (e)	—	—	—	(739)
Terminated swap amortization	(764)	(239)	(2,055)	(319)
Other comprehensive (loss) income	(6,971)	1,935	(27,387)	11,415
Comprehensive income	23,072	25,782	47,909	31,217
Comprehensive income attributable to noncontrolling interests	(285)	(482)	(240)	(51)
Comprehensive income attributable to common stockholders	$22,787	$25,300	$47,669	$31,166

(a)
Amounts are shown net of deferred tax benefit of $1.7 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and deferred tax benefit of $7.0 million and deferred tax expense of $3.7 million for the nine months ended September 30, 2019 and 2018, respectively.

(b)	The deferred tax impact was zero for the three months ended September 30, 2019 and not meaningful for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018.

(c)	Net of deferred tax benefit of zero and $0.6 million for the three and nine months ended September 30, 2018, respectively.

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

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests	Equity
Balance, June 30, 2018	43,545,778	$436	$3,314,197	$(180,967)	$2,515	(505,293)	$(60,743)	$3,075,438	$75,173	$3,150,611
Net income	—	—	—	23,365	—	—	—	23,365	482	23,847
Interest rate swaps, net of tax of $223	—	—	—	—	(367)	—	—	(367)	—	(367)
Terminated swap amortization	—	—	—	—	(239)	—	—	(239)	—	(239)
Pension adjustment, net of tax of $21	—	—	—	—	2,566	—	—	2,566	—	2,566
Capitalized swap interest, net of tax of $7	—	—	—	—	(25)	—	—	(25)	—	(25)
Contributions to joint ventures	—	—	—	—	—	—	—	—	83	83
Stock plan activity	(7,358)	—	4,550	—	—	—	—	4,550	—	4,550
Balance, September 30, 2018	43,538,420	$436	$3,318,747	$(157,602)	$4,450	(505,293)	$(60,743)	$3,105,288	$75,738	$3,181,026

Balance, June 30, 2019	43,661,694	$437	$3,329,062	$(75,043)	$(28,542)	(519,849)	$(62,190)	$3,163,724	$188,043	$3,351,767
Net income	—	—	—	29,758	—	—	—	29,758	285	30,043
Interest rate swaps, net of tax of $1,719	—	—	—	—	(6,207)	—	—	(6,207)	—	(6,207)
Terminated swap amortization	—	—	—	—	(764)	—	—	(764)	—	(764)
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	—	—	177	177
Contributions to joint ventures	—	—	—	—	—	—	—	—	—	—
Stock plan activity	91,083	1	5,039	—	—	—	—	5,040	—	5,040
Balance, September 30, 2019	43,752,777	$438	$3,334,101	$(45,285)	$(35,513)	(519,849)	$(62,190)	$3,191,551	$188,505	$3,380,056

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2017	43,300,253	$433	$3,302,502	$(109,508)	$(6,965)	(29,373)	$(3,476)	$3,182,986	$5,565	$3,188,551
Net income	—	—	—	19,751	—	—	—	19,751	51	19,802
Interest rate swaps, net of tax of $3,710	—	—	—	—	13,031	—	—	13,031	—	13,031
Terminated swap amortization	—	—	—	—	(319)	—	—	(319)	—	(319)
Pension adjustment, net of tax of $620	—	—	—	—	556	—	—	556	—	556
Capitalized swap interest, net of tax of $9	—	—	—	—	34	—	—	34	—	34
Adoption of ASU 2014-09	—	—	—	(69,732)	—	—	—	(69,732)	—	(69,732)
Adoption of ASU 2017-12	—	—	—	739	(739)	—	—	—	—	—
Adoption of ASU 2018-02	—	—	—	1,148	(1,148)	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—	(475,920)	(57,267)	(57,267)	—	(57,267)
Contributions to joint ventures	—	—	—	—	—	—	—	—	70,122	70,122
Stock plan activity	238,167	3	16,245	—	—	—	—	16,248	—	16,248
Balance, September 30, 2018	43,538,420	$436	$3,318,747	$(157,602)	$4,450	(505,293)	$(60,743)	$3,105,288	$75,738	$3,181,026

Balance, December 31, 2018	43,511,473	$436	$3,322,433	$(120,341)	$(8,126)	(519,849)	$(62,190)	$3,132,212	$105,914	$3,238,126
Net income	—	—	—	75,056	—	—	—	75,056	240	75,296
Interest rate swaps, net of tax of $6,968	—	—	—	—	(25,259)	—	—	(25,259)	—	(25,259)
Terminated swap amortization	—	—	—	—	(2,055)	—	—	(2,055)	—	(2,055)
Capitalized swap interest, net of tax of $20	—	—	—	—	(73)	—	—	(73)	—	(73)
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	—	—	(2,538)	(2,538)
Contributions to joint ventures	—	—	—	—	—	—	—	—	84,889	84,889
Stock plan activity	241,304	2	11,668	—	—	—	—	11,670	—	11,670
Balance, September 30, 2019	43,752,777	$438	$3,334,101	$(45,285)	$(35,513)	(519,849)	$(62,190)	$3,191,551	$188,505	$3,380,056

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash Flows from Operating Activities:
Net income	75,296	$19,802
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	106,328	77,347
Amortization	7,584	11,051
Amortization of deferred financing costs	8,126	9,424
Amortization of intangibles other than in-place leases	618	1,052
Straight-line rent amortization	(4,833)	(9,547)
Deferred income taxes	23,191	4,621
Restricted stock and stock option amortization	9,902	8,833
Net gain on sales and acquisitions of properties	(24,201)	—
Selling profit from sales-type leases	(13,537)	—
Net decrease (increase) in minimum pension liability	—	(65)
Equity in earnings from real estate and other affiliates, net of distributions	(12,260)	(30,474)
Provision for doubtful accounts	3,698	4,417
Master Planned Communities land acquisitions	(752)	(3,565)
Master Planned Communities development expenditures	(180,733)	(142,000)
Master Planned Communities cost of sales	78,040	99,062
Condominium development expenditures	(165,520)	(234,563)
Condominium rights and unit cost of sales	365,324	41,713
Net changes:
Accounts and notes receivable	(2,544)	(43,990)
Prepaid expenses and other assets	(3,827)	(555)
Condominium deposits received	(93,530)	73,082
Deferred expenses	(29,613)	(11,169)
Accounts payable and accrued expenses	(9,561)	(14,294)
Cash provided by (used in) operating activities	137,196	(139,818)

Cash Flows from Investing Activities:
Property and equipment expenditures	(5,395)	(4,667)
Operating property improvements	(44,083)	(40,414)
Property development and redevelopment	(492,279)	(387,625)
Acquisition of assets	(579)	(234,541)
Proceeds from sales of properties	9,460	—
Reimbursements under Tax Increment Financings	3,224	16,848
Distributions from real estate and other affiliates	315	1,072
Notes issued to real estate and other affiliates	—	(3,795)
Investments in real estate and other affiliates, net	(6,469)	(1,027)
Cash used in investing activities	(535,806)	(654,149)

Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	638,686	1,077,315
Principal payments on mortgages, notes and loans payable	(196,081)	(656,816)
Purchase of treasury stock	—	(57,267)
Special Improvement District bond funds released from (held in) escrow	1,777	3,052
Deferred financing costs and bond issuance costs, net	(14,468)	(16,585)
Taxes paid on stock options exercised and restricted stock vested	(987)	(3,932)
Gain on unwinding of swaps	—	16,104
Stock options exercised	3,208	11,344
Issuance of noncontrolling interests	84,889	69,000
Cash provided by financing activities	517,024	442,215

Net change in cash, cash equivalents and restricted cash	118,414	(351,752)
Cash, cash equivalents and restricted cash at beginning of period	724,215	964,300
Cash, cash equivalents and restricted cash at end of period	$842,629	$612,548

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,
(In thousands)	2019	2018
Supplemental Disclosure of Cash Flow Information:
Interest paid	$137,967	$122,334
Interest capitalized	55,110	58,458
Income taxes (refunded) paid, net	(409)	70

Non-Cash Transactions:
Accrued property improvements, developments, and redevelopments	33,151	—
Special Improvement District bond transfers associated with land sales	88	10,546
Accrued interest on construction loan borrowing	4,627	6,175
Acquisition of below market lease intangible	—	1,903
Capitalized stock compensation	1,325	1,891

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 27, 2019 (the "Annual Report"). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and equity for the interim periods have been included. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 and future fiscal years.

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

Segment Presentation

Starting in the first quarter of 2019, the Seaport District has been moved out of the Company's existing segments and into a stand-alone segment for disclosure purposes. The Company believes that by providing this additional detail, investors and analysts will be able to better track the Company's progress towards stabilization. See Note 17 - Segments for results of the new segment. The respective segment earnings and total segment assets presented in these Condensed Consolidated Financial Statements and elsewhere in this Quarterly Report have been adjusted in all periods reported to reflect this change.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effective date of the standard is for fiscal years, and for interim periods within those years, beginning after December 15, 2019, with early adoption permitted. Financial assets held by the Company primarily relate to receivables from Special Improvement District ("SID") bonds and Municipal Utility District ("MUD") receivables. These receivables relate to contractually specified reimbursable costs incurred by the Company for infrastructure improvements within the respective district. Reimbursement for these costs is financed through bond offerings of the local municipality. Application of ASU 2016-13 may result in the Company recognizing credit losses at an earlier date than they would otherwise be recognized under current accounting guidance. The Company is currently evaluating the impact that the adoption of ASU 2016-13 may have on its consolidated financial statements.
The New Leases Standard and related policy updates
As discussed in Note 1 - Basis of Presentation and Organization, as of the Adoption Date of the New Leases Standard, the recognition of right-of-use assets and lease liabilities is required on the balance sheet. The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company recorded $70.3 million in Operating lease right-of-use assets, net and $71.2 million in Operating lease obligations on its Condensed Consolidated Balance Sheets. The Company does not have any finance leases as of September 30, 2019.

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

The components of lease expense are as follows:

(In thousands)	Three Months Ended	Nine Months Ended
Lease Cost	September 30, 2019	September 30, 2019
Operating lease cost	$2,204	$6,881
Variable lease costs	904	1,470
Sublease income	—	—
Net lease cost	$3,108	$8,351

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Future minimum lease payments as of September 30, 2019 are as follows:

(In thousands)	Operating
Year Ended December 31,	Leases
2019 (excluding the nine months ended September 30, 2019)	$1,698
2020	7,272
2021	7,111
2022	6,373
2023	6,389
Thereafter	273,287
Total lease payments	302,130
Less: imputed interest	(230,940)
Present value of lease liabilities	$71,190

Other information related to the Company’s lessee agreements is as follows:

(In thousands)	Nine Months Ended
Supplemental Condensed Consolidated Statements of Cash Flows Information	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$4,971

Other Information	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	36.9
Weighted-average discount rate
Operating leases	7.7%

The Company receives rental income from the leasing of retail, office, multi-family and other space under operating leases, as well as certain variable tenant recoveries. Such operating leases are with a variety of tenants and have a remaining average term of approximately four years. Lease terms generally vary among tenants and may include early termination options, extension options and fixed rental rate increases or rental rate increases based on an index. The minimum rentals based on operating leases of the consolidated properties held as of September 30, 2019 are as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Total Minimum Rent Payments	$55,257	$161,847

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Total future minimum rents associated with operating leases are as follows:

Total
Minimum
Year Ending December 31,	Rent
(In thousands)
2019 (excluding the nine months ended September 30, 2019)	$46,483
2020	192,170
2021	204,694
2022	213,358
2023	199,725
Thereafter	1,284,965
Total	$2,141,395

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

In the third quarter of 2019, the Company entered into sales-type leases. A sales-type lease is defined as a lease that meets one or more of the following: transfers ownership at the end of the lease term, grants the lessee an option to purchase that is reasonably expected to be exercised, covers the major part of the asset’s economic life, the net present value of the lease payments equals or exceeds the fair value of the asset, or the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease. As of September 30, 2019, the Company recorded $78.0 million in Net investment in lease receivable on its Condensed Consolidated Balance Sheets, the components of which include a lease receivable of $77.8 million and an unguaranteed residual value of $0.2 million. The Company derecognized $64.6 million from Developments related to these sales-type leases on its Condensed Consolidated Balance Sheets.

The Company recognized Selling profit from sales-type leases and Interest income from sales-type leases in its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Selling profit from sales-type leases	$13,537	$13,537
Interest income from sales-type leases	$1,088	$1,088

Total future minimum rents associated with sales-type leases are as follows:

Total
Minimum
Year Ending December 31,	Rent
(In thousands)
2019 (excluding the nine months ended September 30, 2019)	$1,016
2020	5,427
2021	5,557
2022	5,690
2023	5,827
Thereafter	109,747
Total	$133,264

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 3 REAL ESTATE AND OTHER AFFILIATES

Investments in real estate and other affiliates that are reported in accordance with the equity and cost methods are as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends		Share of Earnings/Dividends
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Equity Method Investments
Operating Assets:
The Metropolitan Downtown Columbia (a)	50%	50%	$—	$—	$172	$87	$478	$371
Stewart Title of Montgomery County, TX	50%	50%	3,899	3,920	306	165	579	393
Woodlands Sarofim #1	20%	20%	2,849	2,760	38	30	89	66
m.flats/TEN.M	50%	50%	3,132	4,701	(75)	(357)	(1,576)	(2,661)
Master Planned Communities:
The Summit (b)	—%	—%	86,969	72,171	4,523	9,454	18,859	34,682
Seaport District:
Mr. C Seaport (c)	35%	35%	8,002	8,721	(545)	(452)	(1,628)	(452)
Bar Wayō (Momofuku) (b)	—%	—%	6,070	—	(160)	—	(160)	—
Strategic Developments:
Circle T Ranch and Power Center	50%	50%	6,680	5,989	400	(318)	691	3,118
HHMK Development	50%	50%	10	10	—	—	—	—
KR Holdings	50%	50%	48	159	(117)	3	(110)	679
Mr. C Seaport (c)	35%	35%	—	—	—	—	—	(240)
			117,659	98,431	4,542	8,612	17,222	35,956
Cost method investments			3,952	3,856	—	—	3,625	3,341
Investment in real estate and other affiliates			$121,611	$102,287	$4,542	$8,612	$20,847	$39,297

(a)
The Metropolitan Downtown Columbia was in a deficit position of $4.0 million and $3.8 million at September 30, 2019 and December 31, 2018, respectively, due to distributions from operating cash flows in excess of basis. These deficit balances are presented in Accounts payable and accrued expenses at September 30, 2019 and December 31, 2018.

(b)	Please refer to the discussion below for a description of the joint venture ownership structure.

(c)
Property was transferred from Strategic Developments to Operating Assets during the three months ended September 30, 2018. The share of earnings/dividends for Mr. C in the Operating Assets and Strategic Developments sections represents the Company’s share recognized when the investment was in the respective segment.

As of September 30, 2019, the Company is not the primary beneficiary of any of the joint ventures listed above because it does not have the power to direct activities that most significantly impact the economic performance of the joint ventures; therefore, the Company reports its interests in accordance with the equity method. As of September 30, 2019 and at December 31, 2018, the Mr. C Seaport variable interest entity ("VIE") does not have sufficient equity at risk to finance its operations without additional financial support. As of September 30, 2019 and at December 31, 2018, Bar Wayō is also classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The carrying values of Mr. C Seaport and Bar Wayō as of September 30, 2019 are $8.0 million and $6.1 million, respectively, and are classified as Investment in real estate and other affiliates in the Condensed Consolidated Balance Sheets. The Company's maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investments as the Company has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs. As of September 30, 2019, $210.4 million of indebtedness was secured by the properties owned by the Company's real estate and other affiliates of which the Company's share was $100.8 million based upon economic ownership. All of this indebtedness is without recourse to the Company.

As of September 30, 2019, the Company is the primary beneficiary of two VIEs, Bridges at Mint Hill and 110 North Wacker, which are consolidated in its financial statements. In addition to these two entities, as of December 31, 2018, the Company was also the primary beneficiary of the Ke Kilohana, Anaha, Waiea and Ae‘o Associations of Unit Owners ("AOUO"), none of which were related parties, and consolidated these entities in its financial statements. The Company deconsolidated Ke Kilohana's AOUO during the three months ended September 30, 2019, and deconsolidated Anaha, Waiea, and Ae‘o AOUOs during the nine months ended September 30, 2019, as the Company no longer controls these entities. The creditors of the consolidated VIEs do not have recourse to the Company, except for 18%, or $20.6 million, of the 110 North Wacker outstanding loan balance. As of September 30,

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

2019, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $356.5 million and $128.1 million, respectively. As of December 31, 2018, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $190.6 million and $99.8 million, respectively. The assets of the VIEs are restricted for use only by the particular VIEs and are not available for the Company's general operations.

Significant activity for real estate and other affiliates and the related accounting considerations are described below.

110 North Wacker

During the second quarter of 2018, the Company's partnership with the local developer (the "Partnership") executed a joint venture agreement with USAA related to 110 North Wacker. At execution, the Company contributed land with a carrying value of $33.6 million and an agreed upon fair value of $85.0 million, and USAA contributed $64.0 million in cash. The Company had subsequent capital obligations of $42.7 million, and USAA was required to fund up to $105.6 million in addition to its initial contribution. The Company and its joint venture partners have also entered into a construction loan agreement further described in Note 7 - Mortgages, Notes and Loans Payable, Net. On May 23, 2019, the Company and its joint venture partners increased the construction loan. Concurrently with the increase in the construction loan, the Company and its joint venture partners agreed to eliminate the Company's subsequent capital obligations. USAA agreed to fund an additional $8.8 million, for a total commitment of $178.4 million. No changes were made to the rights of either the Company or the joint venture partners under the joint venture agreement. The Company has concluded that it is the primary beneficiary of the VIE because it has the power to direct activities that most significantly impact the joint venture’s economic performance during the development phase of the project. Upon the building's completion, the Company expects to recognize the joint venture under the equity method.

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

The Summit

During the first quarter of 2015, the Company formed DLV/HHPI Summerlin, LLC (“The Summit”), a joint venture with Discovery Land Company (“Discovery”). The Company contributed land with a carrying value of $13.4 million and transferred SID bonds related to such land with a carrying value of $1.3 million to the joint venture at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million of cash as its capital contribution, and the Company has no further capital obligations. The gains on the contributed land are recognized in Equity in earnings from real estate and other affiliates as the joint venture sells lots.

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

Relevant financial statement information for The Summit is summarized as follows:

	September 30,	December 31,
(In millions)	2019	2018
Total Assets	$225.7	$218.9
Total Liabilities	136.6	144.6
Total Equity	89.1	74.3

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Revenues (a)	$25.9	$27.7	$84.1	$88.6
Net income	4.6	9.5	18.9	34.7
Gross Margin	5.6	10.8	22.3	38.3

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

After each member receives a 10.0% preferred return on its capital contributions, available cash will be allocated 75.0% to the Company and 25.0% to Momofuku, until each member’s unreturned capital account has been reduced to zero. Any remaining cash will be distributed to the members in proportion to their respective percentage interests, or 50% each to the Company and Momofuku. Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, the Company’s share of the venture’s income-producing activities is recognized based on the HLBV method.

NOTE 4 RECENT AND PENDING TRANSACTIONS

On October 29, 2019, the Company closed on the sale of West Windsor, a 658-acre parcel of land located in West Windsor, New Jersey, for $40.0 million. As of September 30, 2019, the property, which is in the Strategic Developments segment, meets the criteria to be classified as held for sale, and includes assets and liabilities of $7.2 million and $0.1 million, respectively. The sale allows the Company to redeploy the net cash proceeds from this unleveraged asset into existing developments.

On September 16, 2019, the Company closed on the sale of Cottonwood Mall, a 196,975 square foot building and 54-acre land parcel in Holladay, Utah. The Company sold the asset for a total sales price of $46.0 million, resulting in a pre-tax gain of $24.1 million which is included in Gain on sale or disposal of real estate, net on the Consolidated Statements of Operations. The values of assets and liabilities assumed by the purchaser total $21.5 million and $0.3 million, respectively. As consideration, the Company received a $10.0 million down payment from the purchaser and recorded a $36.0 million note receivable for the remainder. The note is interest free for the first year, then bears interest at 5.00% until it matures on December 31, 2020. The sale of Cottonwood Mall, which was in the Strategic Developments segment prior to the sale, allows the Company to redeploy capital from this unleveraged asset to other development activities.

NOTE 5 IMPAIRMENT

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. With respect to the Investment in real estate and other affiliates, a series of operating losses of an underlying asset or other factors may indicate that a decrease in value has occurred which is other‑than‑temporary. The investment in each real estate and other affiliate is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other‑than‑temporary. No impairment charges were recorded during the three and nine months ended September 30, 2019 or during the year ended December 31, 2018. The Company periodically evaluates its strategic alternatives with respect to each of its properties and may revise its strategy from time to time, including its intent to hold an asset on a long-term basis or the timing of potential asset dispositions. These changes in strategy could result in impairment charges in future periods.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 6 OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of Prepaid expenses and other assets:

	September 30,	December 31,
(In thousands)	2019	2018
Condominium inventory	$56,547	$198,352
Straight-line rent	55,342	50,493
Intangibles	33,445	33,955
Prepaid expenses	19,918	16,981
Special Improvement District receivables	17,352	18,838
Security and escrow deposits	17,291	17,670
Equipment, net of net of accumulated depreciation of $9.6 million and $8.3 million, respectively	14,288	15,543
Other	9,865	18,429
Tenant incentives and other receivables	8,154	8,745
TIF receivable	5,792	2,470
In-place leases	4,252	6,539
Food and beverage and lifestyle inventory	3,782	1,935
Above-market tenant leases	678	1,044
Federal income tax receivable	200	2,000
Below-market ground leases	—	18,296
Interest rate swap derivative assets	—	346
Prepaid expenses and other assets, net	$246,906	$411,636

The $164.7 million net decrease primarily relates to $141.8 million and $18.3 million decreases in Condominium inventory and Below-market ground leases, respectively. Condominium inventory represents completed units for which sales have not yet closed. The decrease in Condominium inventory from December 31, 2018 is primarily attributable to the contracted units at Ae‘o and Waiea, which have closed in the first nine months of 2019. The decrease in Below-market ground leases is attributable to the adoption of the New Leases Standard as of the Adoption Date. The balance of unamortized Below-market ground leases was reclassified to Operating lease right-of-use assets, net upon adoption.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses:

	September 30,	December 31,
(In thousands)	2019	2018
Construction payables	$276,290	$258,749
Condominium deposit liabilities	170,105	263,636
Deferred income	52,235	42,734
Interest rate swap liabilities	48,788	16,517
Tenant and other deposits	32,569	20,893
Accounts payable and accrued expenses	32,299	38,748
Accrued payroll and other employee liabilities	31,403	42,591
Accrued real estate taxes	28,551	26,171
Other	16,722	29,283
Accrued interest	10,547	23,080
Straight-line ground rent liability	—	16,870
Accounts payable and accrued expenses	$699,509	$779,272

The $79.8 million net decrease in total Accounts payable and accrued expenses primarily relates to a $93.5 million decrease in Condominium deposit liabilities primarily attributable to the contracted units at Ae‘o and Ke Kilohana, which have closed in the first nine months of 2019; a $32.3 million increase in Interest rate swap liabilities due to a decrease in the one-month London Interbank Offered Rate ("LIBOR") forward curve for the periods presented; a $17.5 million increase in Construction payables predominately related to higher construction spend at the Summerlin MPC, ‘A‘ali‘i, 110 North Wacker and Juniper Apartments for projects under construction, partially offset by lower construction payables at Ae‘o and Ke Kilohana; a $16.9 million decrease in Straight-line ground rent liability attributable to the adoption of the New Leases Standard as of the Adoption Date; a $12.5 million decrease in Accrued interest due to the semi-annual payment of interest on the $1.0 billion Unsecured 5.375% Senior Notes; an $11.7 million increase in Tenant and other deposits related to an increase in land sales deposits for the Summerlin and Bridgeland MPCs; and an $11.2 million decrease in Accrued payroll and other employee liabilities due to payment in the first quarter of 2019 of annual incentive bonus for 2018.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 7 MORTGAGES, NOTES AND LOANS PAYABLE, NET

Mortgages, notes and loans payable, net are summarized as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Fixed-rate debt:
Unsecured 5.375% Senior Notes	$1,000,000	$1,000,000
Secured mortgages, notes and loans payable	997,243	648,707
Special Improvement District bonds	14,382	15,168
Variable-rate debt:
Mortgages, notes and loans payable (a)	1,653,637	1,551,336
Unamortized bond issuance costs	(5,465)	(6,096)
Unamortized deferred financing costs	(35,113)	(27,902)
Total mortgages, notes and loans payable, net	$3,624,684	$3,181,213

(a)
As more fully described in Note 9 - Derivative Instruments and Hedging Activities, as of September 30, 2019 and December 31, 2018, $616.7 million of variable‑rate debt has been swapped to a fixed rate for the term of the related debt. An additional $114.3 million and $50.0 million of variable-rate debt was subject to interest rate collars as of September 30, 2019 and December 31, 2018, respectively, and $75.0 million of variable-rate debt was capped at a maximum interest rate as of September 30, 2019 and December 31, 2018.

Certain of the Company's loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance or percentage of the loan balance. As of September 30, 2019, land, buildings and equipment and developments with a net book value of $5.0 billion have been pledged as collateral for HHC's Mortgages, notes and loans payable, net. As of September 30, 2019, the Company was in compliance with all of its financial covenants included in the agreements governing its indebtedness.

The Summerlin Master Planned Community ("MPC") uses Special Improvement District (“SID”) bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. In the nine months ended September 30, 2019, no new SID bonds were issued and $0.1 million in obligations were assumed by buyers.

Recent Financing Activity

On October 24, 2019, the Company modified and extended the $47.9 million loan for Outlet Collection at Riverwalk. The total commitment was reduced to $30.9 million, including the required paydown of $15.0 million. The loan bears interest at one-month LIBOR plus 2.50% and matures October 24, 2021.

On October 17, 2019, a wholly-owned subsidiary of the Company purchased the $99.7 million note for 250 Water Street from the previous lender at a discount of approximately $6.5 million. The Company expects to obtain third-party financing in the fourth quarter of 2019.

On October 17, 2019, the Company closed on a $250.0 million credit facility secured by land and certain other collateral in The Woodlands and Bridgeland MPCs. The loan bears interest at LIBOR plus 2.50% with a final maturity of October 17, 2024. The new loan refinanced The Woodlands Master Credit Facility and Bridgeland Credit Facility with a combined principal balance of $215.0 million and a weighted average interest rate of LIBOR plus 2.87%

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Financing Activity During the Nine Months Ended September 30, 2019

On September 13, 2019, the Company closed on a $37.7 million multi-family loan and security agreement for Creekside Park Apartments. The loan bears interest at 3.52% with a maturity of October 1, 2029.

On August 6, 2019, the Company closed on a $30.7 million construction loan for Millennium Phase III Apartments. The loan bears interest at one-month LIBOR plus 1.75% with an initial maturity date of August 6, 2023 and a one-year extension option.

On August 1, 2019, the Company modified its $64.6 million construction loan, of which $31.1 million relates to Aristocrat and $33.5 million relates to Two Summerlin. The original loan bears interest at Wall Street Journal Prime plus 0.40% with a maturity of October 19, 2022. As part of the modification, the $33.5 million Two Summerlin note was amended to bear interest at 4.25% with an initial maturity of October 18, 2022 and one, 36-month extension option. The Company closed on a new $38.3 million note for Aristocrat which bears interest at 3.67% with an initial maturity of September 1, 2029. A portion of the proceeds for the new Aristocrat note were used to extinguish the original Aristocrat note.

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

On June 3, 2019, the Company exercised the second extension option for its 250 Water Street note payable. The extension required a $30.0 million paydown, reducing the outstanding note payable balance to $99.7 million.

On May 23, 2019, the Company and its joint venture partners closed on an amendment to increase the $512.6 million construction loan for 110 North Wacker to $558.9 million, and modify the commitments included in the loan syndication. The amendment also increased the Company's guarantee from $92.3 million to $100.6 million. In addition, the Company also guaranteed an additional $46.3 million, the increase in principal of the construction loan, which will become payable in fiscal year 2020 if a certain leasing threshold is not achieved. The guarantee of $46.3 million will immediately expire on the date the leasing threshold is first achieved.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for each of the Company's assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2019				December 31, 2018
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate derivative assets	$—	$—	$—	$—	$346	$—	$346	$—
Liabilities:
Interest rate derivative liabilities	48,788	—	48,788	—	16,517	—	16,517	—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company's financial instruments that are not measured at fair value on a recurring basis are as follows:

		September 30, 2019		December 31, 2018
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and restricted cash	Level 1	$842,629	$842,629	$724,215	$724,215
Accounts receivable, net (a)	Level 3	17,248	17,248	12,589	12,589
Notes receivable, net (b)	Level 3	36,425	36,425	4,694	4,694

Liabilities:
Fixed-rate debt (c)	Level 2	2,011,626	2,052,785	1,663,875	1,608,635
Variable-rate debt (c)	Level 2	1,653,637	1,653,637	1,551,336	1,551,336

(a)Accounts receivable, net is shown net of an allowance of $9.7 million and $10.7 million at September 30, 2019 and December 31, 2018, respectively.
(b)Notes receivable, net is shown net of an allowance of $0.2 million and $0.1 million at September 30, 2019 and December 31, 2018, respectively.
(c)Excludes related unamortized financing costs.

The carrying amounts of Cash and restricted cash, Accounts receivable, net and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The fair value of the Company's $1.0 billion, 5.375% senior notes due 2025, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the current LIBOR or U.S. Treasury obligation interest rates. Please refer to Note 7 - Mortgages, Notes and Loans Payable, Net in the Company's Condensed Consolidated Financial Statements. The discount rates reflect the Company's judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts for the Company's variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

NOTE 9 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties that are considered credit-worthy, such as large financial institutions with favorable credit ratings. As of September 30, 2019 and December 31, 2018, there was one termination event and four termination events, respectively, as discussed below. There were no events of default as of September 30, 2019 and December 31, 2018.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur in accordance with the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. During the three and nine months ended September 30, 2019, the Company recorded a $1.0 million and $3.0 million reduction in Interest expense, respectively, related to the amortization of terminated swaps.

During the nine months ended September 30, 2019, the Company settled one interest rate cap agreement with a notional amount of $230.0 million and received payment of $0.2 million. During the year ended December 31, 2018, the Company settled four interest rate swap agreements with notional amounts of $18.9 million, $250.0 million, $40.0 million and $119.4 million, all designated as cash flow hedges of interest rate variability, and received total payments of $15.8 million, net of a termination fee of $0.3 million. The Company has deferred the effective portion of the fair value changes of three interest rate swap agreements in Accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets and will recognize the impact as a component of Interest expense, net, over the next 8.3, 2.0 and 0.6 years, which are what remain of the original forecasted periods.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company's variable‑rate debt. Over the next 12 months, HHC estimates that an additional $5.2 million of net loss will be reclassified to Interest expense.

The following table summarizes certain terms of the Company's derivative contracts:

				Fixed			Fair Value Asset (Liability)
			Notional	Interest	Effective	Maturity	September 30,	December 31,
(In thousands)		Balance Sheet Location	Amount	Rate (a)	Date	Date	2019	2018
Derivative instruments not designated as hedging instruments:
Interest rate cap	(b) (c)	Prepaid expenses and other assets, net	$230,000	2.50%	12/22/2016	12/23/2019	$—	$333
Interest rate cap	(b) (d)	Prepaid expenses and other assets, net	75,000	5.00%	8/31/2019	8/31/2020	—	—
Derivative instruments designated as hedging instruments:
Interest rate collar	(e)	Prepaid expenses and other assets, net	51,592	1.50% - 2.50%	7/1/2018	5/1/2019	—	13
Interest rate collar	(e)	Accounts payable and accrued expenses	193,967	2.00% - 3.00%	5/1/2019	5/1/2020	(254)	(37)
Interest rate collar	(e)	Accounts payable and accrued expenses	354,217	2.25% - 3.25%	5/1/2020	5/1/2021	(2,521)	(730)
Interest rate collar	(e)	Accounts payable and accrued expenses	381,404	2.75% - 3.50%	5/1/2021	4/30/2022	(5,367)	(1,969)
Interest rate swap	(f)	Accounts payable and accrued expenses	615,000	2.96%	9/21/2018	9/18/2023	(37,378)	(13,781)
Interest rate swap	(g)	Accounts payable and accrued expenses	1,810	4.89%	11/1/2019	1/1/2032	(3,268)	—
Total fair value derivative assets							$—	$346
Total fair value derivative liabilities							$(48,788)	$(16,517)

(a)	These rates represent the strike rate on HHC's interest swaps, caps and collars.

(b)
There was no interest income included in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2019 related to these contracts. Interest income of $0.2 million is included in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2019 related to these contracts.

(c)	The Company settled this Interest rate cap on February 1, 2019.

(d)	On August 30, 2019, we executed an agreement to extend the maturing position of this cap.

(e)
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

The tables below present the effect of the Company's derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Amount of (Loss) Gain Recognized		Amount of (Loss) Gain Recognized
	in AOCI on Derivative		in AOCI on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2019	2018
Interest rate derivatives	$(6,406)	$28	$(25,238)	$14,293

	Amount of (Loss) Gain Reclassified		Amount of Gain Reclassified
	from AOCI into Operations		from AOCI into Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
Location of Gain Reclassified from AOCI into Operations	2019	2018	2019	2018
Interest expense	$(199)	$394	$21	$1,262

	Total Interest Expense Presented		Total Interest Expense Presented
	in the Results of Operations in which the		in the Results of Operations in which the
	Effects of Cash Flow Hedges are Recorded		Effects of Cash Flow Hedges are Recorded
	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Expense Presented in Results of Operations	2019	2018	2019	2018
Interest expense	$28,829	$21,670	$76,358	$57,182

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

As of September 30, 2019 and December 31, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements, was $50.5 million and $18.2 million, respectively. As of September 30, 2019, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2019, it could have been required to settle its obligations under the agreements at their termination value of $50.5 million.

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

The Company purchased its 250 Water Street property in the Seaport District in June 2018. The site is currently used as a parking lot while the Company evaluates redevelopment plans. The Company engaged a third-party specialist to perform a Phase I Environmental Site Assessment (“ESA”) of the property, and the ESA identified, among other findings, the existence of mercury levels above regulatory criteria. The site does not require remediation until the Company begins redevelopment activities. The normal operations of the parking lot do not require the property to be remediated, and the Company has not started any redevelopment activities as of September 30, 2019. As a result, the potential remediation has no financial impact as of September 30, 2019, and for the three and nine months then ended.

As of September 30, 2019 and December 31, 2018, the Company had outstanding letters of credit totaling $15.4 million and $15.3 million, respectively, and surety bonds totaling $206.4 million and $101.2 million, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

The Company leases land or buildings at certain properties from third parties. As discussed in Note 2 - Accounting Policies and Pronouncements, the Company adopted the New Leases Standard on the Adoption Date and recorded right-of-use assets and lease liabilities on the balance sheet. See Note 2 - Accounting Policies and Pronouncements for further discussion. Prior to the adoption of the New Leases Standard, rental payments were expensed as incurred and, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $2.5 million and $2.4 million for the three months ended September 30, 2019 and 2018, respectively, and $6.7 million and $7.3 million for the nine months ended September 30, 2019 and 2018, respectively. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Guarantee Agreements

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

As part of the funding agreement for the Downtown Columbia Redevelopment District TIF bonds, one of the Company's wholly-owned subsidiaries agreed to complete certain defined public improvements and to indemnify Howard County, Maryland for certain matters. The Company has guaranteed these obligations, with a limit of $1.0 million, expiring on October 31, 2020. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly-owned subsidiary is obligated to pay special taxes.

As part of the Company's development permits with the Hawaii Community Development Authority for the condominium towers at Ward Village, the Company entered into a guarantee whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guarantee, which is triggered once the necessary permits are granted and construction commences, was satisfied for the Company's four open condominium towers, Waiea, Anaha, Ae‘o and Ke Kilohana, with the opening of Ke Kilohana, which provided 375 reserved housing units, in the fourth quarter of 2016. The reserved units for the Company's ‘A‘ali‘i tower are included in the tower, and the units for Kō'ula will either be built off site or fulfilled by paying a cash-in-lieu fee.

The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of September 30, 2019 and December 31, 2018.

NOTE 11 STOCK BASED PLANS

The Company's stock based plans are described and informational disclosures are provided in the Notes to the Financial Statements included in the Annual Report.

Stock Options

The following table summarizes the Company's stock option plan activity for the nine months ended September 30, 2019:

	Stock Options	Weighted Average Exercise Price
Stock Options outstanding at December 31, 2018	817,998	$105.06
Granted	21,500	105.37
Exercised	(35,594)	62.47
Forfeited	(23,000)	124.02
Expired	(12,400)	144.31
Stock Options outstanding at September 30, 2019	768,504	$105.84

Compensation costs related to stock options were $0.7 million and $2.2 million for the three and nine months ended September 30, 2019, respectively, of which zero and $0.4 million were capitalized to development projects, respectively. Compensation costs related to stock options were $0.9 million and $2.6 million for the three and nine months ended September 30, 2018, respectively, of which $0.3 million and $1.2 million were capitalized to development projects, respectively.

Restricted Stock

The following table summarizes restricted stock activity for the nine months ended September 30, 2019:

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted stock outstanding at December 31, 2018	406,544	$82.10
Granted	227,745	97.68
Vested	(11,217)	133.43
Forfeited	(22,035)	75.26
Restricted stock outstanding at September 30, 2019	601,037	$87.30

Compensation costs related to restricted stock awards were $3.0 million and $7.7 million for the three and nine months ended September 30, 2019, respectively, of which $0.3 million and $0.9 million were capitalized to development projects, respectively. Compensation costs related to restricted stock awards were $2.2 million and $6.3 million for the three and nine months ended September 30, 2018, respectively, of which $0.1 million and $0.7 million were capitalized to development projects, respectively.

NOTE 12 INCOME TAXES

The Company has significant permanent differences, primarily from stock compensation deductions and non-deductible executive compensation, which cause the effective tax rate to deviate from statutory rates. The effective tax rate, based upon actual operating results, was 22.7% and 24.4% for the three and nine months ended September 30, 2019, respectively, compared to 24.3% and 22.2% for the three and nine months ended September 30, 2018, respectively.

NOTE 13 WARRANTS

On October 7, 2016, the Company entered into a warrant agreement with its Chief Financial Officer, David R. O’Reilly, (the "O'Reilly Warrant") prior to his appointment to the position. Upon exercise of his warrant, Mr. O’Reilly may acquire 50,125 shares of common stock at an exercise price of $112.08 per share. The O'Reilly Warrant was issued at fair value in exchange for a $1.0 million payment in cash from Mr. O'Reilly. The O'Reilly Warrant becomes exercisable on April 6, 2022, subject to earlier exercise upon certain change in control, separation and termination provisions. On June 16, 2017 and October 4, 2017, the Company entered into warrant agreements with its Chief Executive Officer, David R. Weinreb, (the "Weinreb Warrant") and President, Grant Herlitz, (the "Herlitz Warrant") to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase prices of $50.0 million and $2.0 million, respectively. The Weinreb Warrant becomes exercisable on June 15, 2022, at an exercise price of $124.64 per share, and the Herlitz Warrant becomes exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject to earlier exercise upon certain change in control, separation and termination provisions. The purchase prices paid by the respective executives for the O’Reilly Warrant, the Weinreb Warrant and the Herlitz Warrant, which qualify as equity instruments, are included within Additional paid-in capital in the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018.

On October 21, 2019, Mr. Weinreb and Mr. Herlitz stepped down from their roles as Chief Executive Office and President of the Company, respectively. The Company and each of Mr. Weinreb and Mr. Herlitz have agreed to treat their terminations of employments as terminations without "cause" under their respective employment and warrant agreements with the Company. Thus, effective October 21, 2019, the Weinreb Warrant and Herlitz Warrant became exercisable by the terms of their respective warrant agreements in connection with their respective terminations of employment.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize changes in AOCI by component, all of which are presented net of tax:

(In thousands)
Balance as of June 30, 2018	$2,515
Other comprehensive income before reclassifications	2
Gain reclassified from accumulated other comprehensive loss to net income	(394)
Pension adjustment	2,566
Terminated swap amortization	(239)
Net current-period other comprehensive income	1,935
Balance as of September 30, 2018	$4,450

Balance as of June 30, 2019	$(28,542)
Other comprehensive loss before reclassifications	(6,406)
Loss reclassified from accumulated other comprehensive loss to net income	199
Terminated swap amortization	(764)
Net current-period other comprehensive loss	(6,971)
Balance as of September 30, 2019	$(35,513)

(In thousands)
Balance as of December 31, 2017	$(6,965)
Other comprehensive income before reclassifications	14,327
Gain reclassified from accumulated other comprehensive loss to net income	(1,262)
Adjustment related to adoption of ASU 2018-02	(1,148)
Adjustment related to adoption of ASU 2017-12	(739)
Pension adjustment	556
Terminated swap amortization	(319)
Net current-period other comprehensive income	11,415
Balance as of September 30, 2018	$4,450

Balance as of December 31, 2018	$(8,126)
Other comprehensive loss before reclassifications	(25,311)
Gain reclassified from accumulated other comprehensive loss to net income	(21)
Terminated swap amortization	(2,055)
Net current-period other comprehensive loss	(27,387)
Balance as of September 30, 2019	$(35,513)

The following table summarizes the amounts reclassified out of AOCI:

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)		Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the
Accumulated Other Comprehensive Income (Loss) Components	2019	2018	2019	2018	Statements of Operations
Losses (gains) on cash flow hedges	$252	$(498)	$(26)	$(1,597)	Interest expense
Interest rate swap contracts	(53)	104	5	335	Provision for income taxes
Total reclassifications of loss (income) for the period	$199	$(394)	$(21)	$(1,262)	Net of tax

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

Information related to the Company's EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Basic EPS:
Numerator:
Net income	$30,043	$23,847	$75,296	$19,802
Net income attributable to noncontrolling interests	(285)	(482)	(240)	(51)
Net income attributable to common stockholders	$29,758	$23,365	$75,056	$19,751

Denominator:
Weighted-average basic common shares outstanding	43,134	43,066	43,118	43,023

Diluted EPS:
Numerator:
Net income attributable to common stockholders	$29,758	$23,365	$75,056	$19,751

Denominator:
Weighted-average basic common shares outstanding	43,134	43,066	43,118	43,023
Restricted stock and stock options	208	204	171	211
Warrants	86	47	86	47
Weighted-average diluted common shares outstanding	43,428	43,317	43,375	43,281

Basic income per share:	$0.69	$0.54	$1.74	$0.46

Diluted income per share:	$0.69	$0.54	$1.73	$0.46

The diluted EPS computation for the three and nine months ended September 30, 2019 excludes 351,908 and 418,808 stock options, respectively, because their inclusion would have been anti-dilutive. The diluted EPS computation for the three and nine months ended September 30, 2019 excludes 277,212 shares of restricted stock because performance conditions provided for in the restricted stock awards have not been satisfied.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The diluted EPS computation for the three and nine months ended September 30, 2018 excludes 375,500 and 398,500 stock options, respectively, because their inclusion would have been anti-dilutive. The diluted EPS computation for the three and nine months ended September 30, 2018 excludes 227,621 shares of restricted stock because performance conditions provided for in the restricted stock awards have not been satisfied.

NOTE 16 REVENUE

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The following table presents the Company's revenues disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues
From contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$9,999	$8,045	$443,931	$39,767
Master Planned Communities land sales	77,368	127,730	177,001	226,727
Hospitality revenues	20,031	19,108	68,536	64,738
Builder price participation	9,660	8,685	24,224	19,394
Total revenue from contracts with customers	117,058	163,568	713,692	350,626

Recognized at a point in time and/or over time:
Other land revenues	5,954	7,145	16,646	15,988
Other rental and property revenues	37,816	20,397	79,872	42,266
Total other income	43,770	27,542	96,518	58,254

Rental and other income (lease-related revenues)
Minimum rents	55,552	53,244	164,356	153,156
Tenant recoveries	13,704	12,806	40,724	37,808
Interest income from sales-type leases	1,088	—	1,088	—
Total rental income	70,344	66,050	206,168	190,964

Total revenues	$231,172	$257,160	$1,016,378	$599,844

Revenues by segment
Operating Assets revenues	$104,223	$87,462	$305,395	$264,017
Seaport District revenues	23,130	14,601	43,051	22,612
Master Planned Communities revenues	92,287	143,135	216,042	261,665
Strategic Developments revenues	11,515	11,962	451,873	51,550
Corporate revenues	17	—	17	—
Total revenues	$231,172	$257,160	$1,016,378	$599,844

Contract Assets and Liabilities

Contract assets are the Company's right to consideration in exchange for goods or services that have been transferred to a customer, excluding any amounts presented as a receivable. Contract liabilities are the Company's obligation to transfer goods or services to a customer for which the Company has received consideration.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The beginning and ending balances of contract assets and liabilities and significant activity during the period is as follows:

	Contract	Contract
(In thousands)	Assets	Liabilities
Balance as of January 1, 2018	$—	$179,179
Consideration earned during the period	(35,834)	(308,898)
Consideration received during the period	35,834	426,215
Balance as of December 31, 2018	—	296,496
Consideration earned during the period	—	(453,939)
Consideration received during the period	—	375,624
Balance as of September 30, 2019	$—	$218,181

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations as of September 30, 2019 represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations are associated with contracts that generally are noncancelable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company's remaining unsatisfied performance obligations as of September 30, 2019 is $1.2 billion. The Company expects to recognize this amount as revenue over the following periods:

(In thousands)	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$237,256	$442,123	$534,567

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

NOTE 17 SEGMENTS

The Company has four business segments which offer different products and services. HHC's four segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. As further discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, one common operating measure used to assess operating results for the Company's business segments is earnings before taxes ("EBT"). The Company's segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. All operations are within the United States. The Company's reportable segments are as follows:

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

•
Seaport District - consists of approximately 450,000 square feet of restaurant, retail and entertainment properties situated in three primary locations in New York, New York: Pier 17, Historic Area/Uplands and Tin Building. While the latter is still under development and will comprise about 53,000 square feet when completed, the two operating locations consist

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

of third-party tenants, tenants either directly or jointly owned and operated by the Company, and businesses owned and operated by the Company under licensing agreements.

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

Segment operating results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Operating Assets Segment EBT
Total revenues	$104,223	$87,462	$305,395	$264,017
Total operating expenses	(47,950)	(43,373)	(139,589)	(126,372)
Segment operating income	56,273	44,089	165,806	137,645
Depreciation and amortization	(28,844)	(26,470)	(84,890)	(74,028)
Interest expense, net	(21,645)	(18,891)	(60,695)	(52,886)
Other (loss) income, net	63	(2,767)	1,186	(2,603)
Equity in earnings (losses) from real estate and other affiliates	441	(76)	3,195	1,507
Selling profit from sales-type leases	13,537	—	13,537	—
Segment EBT	19,825	(4,115)	38,139	9,635

MPC Segment EBT
Total revenues	92,287	143,135	216,042	261,665
Total operating expenses	(45,169)	(70,237)	(114,075)	(143,608)
Segment operating income	47,118	72,898	101,967	118,057
Depreciation and amortization	(88)	(78)	(334)	(245)
Interest income, net	8,550	6,626	24,376	19,826
Other income, net	534	18	601	18
Equity in earnings from real estate and other affiliates	4,523	9,454	18,859	34,682
Segment EBT	60,637	88,918	145,469	172,338

Seaport District Segment EBT
Total revenues	23,130	14,601	43,051	22,612
Total operating expenses	(27,330)	(21,989)	(59,735)	(31,965)
Segment operating loss	(4,200)	(7,388)	(16,684)	(9,353)
Depreciation and amortization	(6,767)	(2,309)	(19,713)	(6,506)
Interest (expense) income, net	(4,984)	1,471	(8,440)	8,466
Other loss, net	—	(120)	(147)	(120)
Equity in losses from real estate and other affiliates	(705)	(452)	(1,788)	(692)
Loss on sale or disposal of real estate	—	—	(6)	—
Segment EBT	(16,656)	(8,798)	(46,778)	(8,205)

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Strategic Developments Segment EBT
Total revenues	11,515	11,962	451,873	51,550
Total operating expenses	(11,327)	(13,553)	(382,341)	(60,892)
Segment operating income	188	(1,591)	69,532	(9,342)
Depreciation and amortization	(2,070)	(472)	(4,386)	(2,650)
Interest income, net	3,002	2,848	9,499	9,794
Other income (loss), net	354	(450)	664	(77)
Equity in earnings (loss) from real estate and other affiliates	283	(315)	581	3,797
Gain on sale or disposal of real estate, net	24,201	—	24,057	—
Segment EBT	25,958	20	99,947	1,522

Consolidated Segment EBT
Total revenues	231,155	257,160	1,016,361	599,844
Total operating expenses	(131,776)	(149,152)	(695,740)	(362,837)
Segment operating income	99,379	108,008	320,621	237,007
Depreciation and amortization	(37,769)	(29,329)	(109,323)	(83,429)
Interest expense, net	(15,077)	(7,946)	(35,260)	(14,800)
Other income (loss), net	951	(3,319)	2,304	(2,782)
Equity in earnings from real estate and other affiliates	4,542	8,611	20,847	39,294
Gain on sale or disposal of real estate, net	24,201	—	24,051	—
Selling profit from sales-type leases	13,537	—	13,537	—
Consolidated segment EBT	89,764	76,025	236,777	175,290

Corporate income, expenses and other items	(59,721)	(52,178)	(161,481)	(155,488)
Net income	30,043	23,847	75,296	19,802
Net income attributable to noncontrolling interests	(285)	(482)	(240)	(51)
Net income attributable to common stockholders	$29,758	$23,365	$75,056	$19,751

The assets by segment and the reconciliation of total segment assets to the Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	September 30,	December 31,
(In thousands)	2019	2018
Operating Assets	$2,923,083	$2,562,257
Master Planned Communities	2,204,507	2,076,678
Seaport District	918,589	839,522
Strategic Developments	1,452,738	1,538,917
Total segment assets	7,498,917	7,017,374
Corporate	448,998	338,425
Total assets	$7,947,915	$7,355,799

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

Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance, business and the Transformation Plan (as defined below). You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “transform,” “would,” and other statements of similar expression. Forward-looking statements should not be relied upon. They give our expectations about the future and are not guarantees of performance or results.

Forward-looking statements include, among others:

•
announcement of certain changes, which we refer to as our "Transformation Plan", including new executive leadership, reduction in our overhead expenses, the proposed sale of our non-core assets and accelerated growth in our core MPC assets;

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

Executive Overview

Description of Business

We create timeless places and extraordinary experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We operate in four complementary business segments: Operating Assets, MPC, Seaport District and Strategic Developments. The operational synergies of combining our three main business segments, Operating Assets, MPC and Strategic Developments, create a unique and continuous value-creation cycle. We sell land to residential homebuilders in MPC, and the new homes attract residents to our cities looking for places to work and shop. New homeowners create demand for commercial developments, such as retail, office, self-storage and hospitality offerings. We build these commercial properties through Strategic Developments when the timing is right using the cash flow harvested from the sale of land to homebuilders, which helps mitigate development risk. Once these strategic developments are completed and stabilized, they transition to Operating Assets, which are located across the United States and increase recurring Net Operating Income ("NOI"), further funding the equity requirements in Strategic Developments. New office, retail and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that exceed the broader market. Increased demand for residential land generates more cash flow from MPC, thus continuing the cycle. Our fourth business segment, the Seaport District, is one of the only privately controlled districts in New York City that is being transformed into a culinary, fashion and entertainment destination with a focus on unique offerings not found elsewhere in the city. The Seaport District spans across approximately 450,000 square feet and several city blocks, including Pier 17, the Tin Building, the Historic District as well as the 250 Water Street parking lot and our interest in the 66-room Mr. C Seaport hotel.

Transformation Plan

Following the previously announced review of strategic alternatives, we announced that we will execute a transformation plan, led by new executive leadership, comprised of three pillars: (1) a $45 - $50 million reduction in annual overhead expenses, (2) the sale of approximately $2 billion of non-core assets and (3) accelerated growth in our core MPC assets. Paul Layne, President of our Central Region, has been named Chief Executive Officer, effective October 21, 2019. Paul Layne will replace David R. Weinreb on the Board of Directors. David R. Weinreb and Grant Herlitz have stepped down from the Company. The Company and each of Mr. Weinreb and Mr. Herlitz have agreed to treat their terminations of employment as terminations without "cause" under their respective employment and warrant agreements with the Company.

Third Quarter 2019 Highlights

Capital and Financing Activities

•	On September 13, 2019, we closed on a $37.7 million multi-family loan and security agreement for Creekside Park Apartments. The loan bears interest at 3.52% with a maturity of October 1, 2029.

•
On August 6, 2019, we closed on a $30.7 million construction loan for Millennium Phase III Apartments. The loan bears interest at one-month London Interbank Offered Rate ("LIBOR") plus 1.75% with an initial maturity date of August 6, 2023 and a one-year extension option.

•
On August 1, 2019, we modified our $64.6 million construction loan, of which $31.1 million relates to Aristocrat and $33.5 million relates to Two Summerlin. The original loan bears interest at Wall Street Journal Prime plus 0.40% with a maturity of October 19, 2022. As part of the modification, the $33.5 million Two Summerlin note was amended to bear interest at 4.25% with an initial maturity of October 18, 2022 and one, 36-month extension option. We closed on a new $38.3 million note for Aristocrat which bears interest at 3.67% with an initial maturity of September 1, 2029. A portion of the proceeds for the new Aristocrat note were used to extinguish the original Aristocrat note.

Operating Assets

•
NOI increased $13.4 million primarily due to increases of $2.5 million, $7.1 million and $2.3 million in NOI at our other, office and hospitality properties, respectively. The increase in our other category is a result of placing the Las Vegas Ballpark into service in March 2019, and the increases in our office and hospitality properties are mainly the result of continued stabilization of existing assets within these categories, as well as NOI generated from assets placed into service subsequent to the third quarter of 2018.

•	Celebrated the Las Vegas Ballpark and Las Vegas Aviators being named ballpark and team of the year by Ballpark Digest.

MPC

•
Segment earnings before taxes ("EBT") decreased by $28.3 million primarily due to fewer superpad sales, lower recognition of revenue deferred from previous sales, decreased Special Improvement District (“SID”) bond assumptions and reimbursements at Summerlin as well as lower Equity in earnings from real estate at The Summit.

•	Achieved a $737,000 residential price per acre at The Woodlands, an increase of $195,000, over prior year.

•	Increased price per acre at Summerlin and Bridgeland by 17.8% and 8.7%, respectively, compared to prior year.

•	Increased land sales revenues at The Woodlands Hills and The Woodlands by 77.0% and 62.7%, respectively, over the prior year period.

•	Celebrated the opening of Dragonfly Park, a 25-acre park and 25-acre lake, located in Bridgeland's Parkland Village.

Seaport District

•
Revenue increased $8.5 million, or 58.4%, primarily due to both our existing businesses including 10 Corso Como Retail and Café, Cobble & Co, Garden Bar and the summer concert series, as well as new business openings such as The Fulton. Additionally, sponsorship revenue increased $0.9 million.

•
NOI remained flat at a net operating loss of $2.9 million due to decreases in NOI in our landlord operations and managed businesses primarily attributable to opening new businesses, such as Pier 17 and Pier 17 rooftop in the third quarter of 2018. These NOI decreases are offset by higher events, sponsorships and catering NOI due to 2018 losses incurred by the Food Lab that did not recur in 2019. We expect to incur operating losses until the Seaport District reaches its critical mass of offerings.

•	Celebrated the openings of Bar Wayō, Malibu Farm and The Lookout at Pier 17.

Strategic Developments

•	Recognized Segment EBT of $26.0 million, an increase of $25.9 million primarily due to the $24.2 million gain recognized for the sale of Cottonwood Mall.

•
Commenced construction of Creekside Park Apartments Phase II, a 360-unit multi-family development in The Woodlands, TX. The project is anticipated to contribute approximately $4.7 million of stabilized NOI.

•
Continued robust sales at Ward Village by contracting to sell 55 condominiums in the third quarter of 2019. The primary drivers of the increase are ‘A‘ali‘i and Kō'ula, which contributed 11 and 38 contracted units, respectively. Kō'ula, our newest building that began public sales in January 2019 was 71.9% presold as of October 31, 2019.

•	We have sold 2,395 residential units at six towers in Ward Village since inception, bringing the total percentage sold across the community to 88.8%.

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

EBT should not be considered an alternative to GAAP net income attributable to common stockholders or GAAP net income, as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBT are that it does not include the following in our calculations:

•	cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	corporate general and administrative expenses;

•	interest expense on our corporate debt;

•	income taxes that we may be required to pay;

•	any cash requirements for replacement of fully depreciated or amortized assets; and

•	limitations on, or costs related to, the transfer of earnings from our real estate and other affiliates to us.

A reconciliation between EBT and Net income is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Operating Assets Segment EBT
Total revenues	$104,223	$87,462	$16,761	$305,395	$264,017	$41,378
Total operating expenses	(47,950)	(43,373)	(4,577)	(139,589)	(126,372)	(13,217)
Segment operating income	56,273	44,089	12,184	165,806	137,645	28,161
Depreciation and amortization	(28,844)	(26,470)	(2,374)	(84,890)	(74,028)	(10,862)
Interest expense, net	(21,645)	(18,891)	(2,754)	(60,695)	(52,886)	(7,809)
Other (loss) income, net	63	(2,767)	2,830	1,186	(2,603)	3,789
Equity in earnings (losses) from real estate and other affiliates	441	(76)	517	3,195	1,507	1,688
Selling profit from sales-type leases	13,537	—	13,537	13,537	—	13,537
Segment EBT	19,825	(4,115)	23,940	38,139	9,635	28,504

MPC Segment EBT
Total revenues	92,287	143,135	(50,848)	216,042	261,665	(45,623)
Total operating expenses	(45,169)	(70,237)	25,068	(114,075)	(143,608)	29,533
Segment operating income	47,118	72,898	(25,780)	101,967	118,057	(16,090)
Depreciation and amortization	(88)	(78)	(10)	(334)	(245)	(89)
Interest income, net	8,550	6,626	1,924	24,376	19,826	4,550
Other income, net	534	18	516	601	18	583
Equity in earnings from real estate and other affiliates	4,523	9,454	(4,931)	18,859	34,682	(15,823)
Segment EBT	60,637	88,918	(28,281)	145,469	172,338	(26,869)

Seaport District Segment EBT
Total revenues	23,130	14,601	8,529	43,051	22,612	20,439
Total operating expenses	(27,330)	(21,989)	(5,341)	(59,735)	(31,965)	(27,770)
Segment operating income	(4,200)	(7,388)	3,188	(16,684)	(9,353)	(7,331)
Depreciation and amortization	(6,767)	(2,309)	(4,458)	(19,713)	(6,506)	(13,207)
Interest (expense) income, net	(4,984)	1,471	(6,455)	(8,440)	8,466	(16,906)
Other loss, net	—	(120)	120	(147)	(120)	(27)
Equity in losses from real estate and other affiliates	(705)	(452)	(253)	(1,788)	(692)	(1,096)
Loss on sale or disposal of real estate	—	—	—	(6)	—	(6)
Segment EBT	(16,656)	(8,798)	(7,858)	(46,778)	(8,205)	(38,573)

Strategic Developments Segment EBT
Total revenues	11,515	11,962	(447)	451,873	51,550	400,323
Total operating expenses	(11,327)	(13,553)	2,226	(382,341)	(60,892)	(321,449)
Segment operating income	188	(1,591)	1,779	69,532	(9,342)	78,874
Depreciation and amortization	(2,070)	(472)	(1,598)	(4,386)	(2,650)	(1,736)
Interest income, net	3,002	2,848	154	9,499	9,794	(295)
Other income (loss), net	354	(450)	804	664	(77)	741
Equity in earnings (loss) from real estate and other affiliates	283	(315)	598	581	3,797	(3,216)
Gain on sale or disposal of real estate, net	24,201	—	24,201	24,057	—	24,057
Segment EBT	25,958	20	25,938	99,947	1,522	98,425

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Consolidated Segment EBT
Total revenues	231,155	257,160	(26,005)	1,016,361	599,844	416,517
Total operating expenses	(131,776)	(149,152)	17,376	(695,740)	(362,837)	(332,903)
Segment operating income	99,379	108,008	(8,629)	320,621	237,007	83,614
Depreciation and amortization	(37,769)	(29,329)	(8,440)	(109,323)	(83,429)	(25,894)
Interest expense, net	(15,077)	(7,946)	(7,131)	(35,260)	(14,800)	(20,460)
Other income (loss), net	951	(3,319)	4,270	2,304	(2,782)	5,086
Equity in earnings from real estate and other affiliates	4,542	8,611	(4,069)	20,847	39,294	(18,447)
Gain on sale or disposal of real estate, net	24,201	—	24,201	24,051	—	24,051
Selling profit from sales-type leases	13,537	—	13,537	13,537	—	13,537
Consolidated segment EBT	89,764	76,025	13,739	236,777	175,290	61,487

Corporate income, expenses and other items	(59,721)	(52,178)	(7,543)	(161,481)	(155,488)	(5,993)
Net income	30,043	23,847	6,196	75,296	19,802	55,494
Net income attributable to noncontrolling interests	(285)	(482)	197	(240)	(51)	(189)
Net income attributable to common stockholders	$29,758	$23,365	$6,393	$75,056	$19,751	$55,305

Results of Operations

Comparison of the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2018

Consolidated segment EBT increased $13.7 million and $61.5 million for the three and nine months ended September 30, 2019, respectively, compared to the prior year periods. The net increase in Consolidated segment EBT for the three months ended September 30, 2019 is primarily attributable to the increase in the Gain on sale or disposal of real estate, net due to the sale of Cottonwood Mall and higher Other rental and property revenues in the Operating Assets and Seaport segments. These increases were partially offset by higher operating expenses at the Seaport District due to start-up costs associated with opening new businesses; fewer superpad sales at Summerlin and a slower pace of land development and fewer custom lot sales at The Summit. The net increase in Consolidated segment EBT for the nine months ended September 30, 2019 is primarily driven by higher Condominium rights and unit sales, net of costs, the increase in the Gain on sale or disposal of real estate, net due to the sale of Cottonwood Mall and higher Minimum rental, Other rental and property and Selling profit from sales-type leases revenues in the Operating Assets segment. These increases are partially offset by higher operating expenses at the Seaport District; higher Interest expense due to the Las Vegas Ballpark and various office properties being placed into service; higher Depreciation and amortization as a result of properties being placed into service; fewer superpad sales at Summerlin; and a slower pace of land development and fewer custom lot sales at The Summit. The higher operating expenses at the Seaport District are due to start-up costs associated with opening new businesses. As a result of these factors, Net income attributable to common stockholders increased $6.4 million to $29.8 million and $55.3 million to $75.1 million for the three and nine months ended September 30, 2019, respectively, compared to the prior year periods. These changes are explained in further detail below.

Operating Assets

The Operating Assets segment consists of retail, office, hospitality and multi-family properties along with other real estate investments, excluding the properties located at the Seaport District, which are reported in the Seaport District segment for all periods presented.

Segment EBT for Operating Assets are presented below:

Operating Assets Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Total revenues	$104,223	$87,462	$16,761	$305,395	$264,017	$41,378
Total operating expenses	(47,950)	(43,373)	(4,577)	(139,589)	(126,372)	(13,217)
Segment operating income	56,273	44,089	12,184	165,806	137,645	28,161
Depreciation and amortization	(28,844)	(26,470)	(2,374)	(84,890)	(74,028)	(10,862)
Interest expense, net	(21,645)	(18,891)	(2,754)	(60,695)	(52,886)	(7,809)
Other (loss) income, net	63	(2,767)	2,830	1,186	(2,603)	3,789
Equity in earnings (losses) from real estate and other affiliates	441	(76)	517	3,195	1,507	1,688
Selling profit from sales-type leases	13,537	—	13,537	13,537	—	13,537
Segment EBT	$19,825	$(4,115)	$23,940	$38,139	$9,635	$28,504

Segment EBT increased $23.9 million to $19.8 million and $28.5 million to $38.1 million for the three and nine months ended September 30, 2019, respectively, compared to the prior year periods. The increase in segment EBT for the three and nine months ended September 30, 2019 compared to the prior year periods is primarily driven by increases in Total revenues and Selling profit from sales-type leases. Increases in Total revenues are primarily attributed to an increase in Other rental and property revenues due to placing the Las Vegas Ballpark into service and an increase in Minimum rents due to placing various office properties into service subsequent to the third quarter of 2018, combined with increased occupancy at our office, multi-family and hospitality properties. The increase in Selling profit from sales-type leases is attributable to the adoption of Topic 842 on January 1, 2019 in conjunction with the commencement of a lease at our 100 Fellowship Drive property. These increases are partially offset by increases in Interest expense, Total operating expense and Depreciation and amortization. The assets primarily contributing to these increases in expenses are various office properties which were placed in service in the third quarter of 2018, increased occupancy at The Westin at the Woodlands, which drove comparable increases in revenues as noted above, as well as the Las Vegas Ballpark, Creekside Park Apartments and Lakefront North which were placed into service subsequent to September 30, 2018. Creekside Park Apartments is expected to stabilize in 2020, and Lakefront North is expected to stabilize in 2021.

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

Reconciliation of Operating Assets Segment EBT to NOI	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Total Operating Assets segment EBT	$19,825	$(4,115)	$23,940	$38,139	$9,635	$28,504
Depreciation and amortization	28,844	26,470	2,374	84,890	74,028	10,862
Interest expense, net	21,645	18,891	2,754	60,695	52,886	7,809
Equity in (earnings) loss from real estate and other affiliates	(441)	76	(517)	(3,195)	(1,507)	(1,688)
Selling profit from sales-type leases	(13,537)	—	(13,537)	(13,537)	—	(13,537)
Impact of straight-line rent	(2,529)	(3,241)	712	(7,911)	(8,777)	866
Other	477	2,808	(2,331)	259	$2,701	(2,442)
Operating Assets NOI	$54,284	$40,889	$13,395	$159,340	$128,966	$30,374

Operating Assets NOI increased $13.4 million, or 32.8%, to $54.3 million and $30.4 million, or 23.6%, to $159.3 million for the three and nine months ended September 30, 2019, respectively, compared to the prior year periods. The increase in NOI for the three and nine months ended September 30, 2019 is primarily driven by increases of $2.5 million and $11.9 million in our other properties category, $7.1 million and $12.9 million in our office properties and $2.3 million and $3.0 million in our hospitality properties, respectively. The increase in our other category for the three and nine months ended September 30, 2019 is a result of placing the Las Vegas Ballpark, into service in March 2019. The increases in our office and hospitality properties for the three and nine months ended September 30, 2019 are mainly a result of continued stabilization of existing assets within these categories, increased occupancy, as well as NOI generated from assets placed into service subsequent to the third quarter of 2018.

Operating Assets Retail Leases

Some of the leases related to our retail properties are triple net leases, which generally require tenants to pay their pro-rata share of property operating costs, such as real estate taxes, utilities and insurance, and the direct costs of their leased space. We also enter into certain leases which require tenants to pay a fixed-rate per square foot reimbursement for common area costs which is increased annually according to the terms of the lease. Given the unique nature of many of our retail properties, the mix of tenant lease agreements and related lease terms executed during the three and nine months ended September 30, 2019 may differ significantly from those entered into in prior periods.

The following table summarizes the leases we executed at our retail properties during the three months ended September 30, 2019:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	8	125	29,558	29,558	7,778	$49.81	$14.85	$1.88
Comparable - Renewal (c)	8	54	20,138	1,389	—	26.98	1.2	—
Comparable - New (d)	2	121	9,619	2,000	—	29.41	9.92	—
Non-comparable (e)	5	92	15,315	4,966	4,836	31.36	5.78	3.4
Total			74,630	37,913	12,614

(a)	Excludes executed leases with a term of 12 months or less, partnerships, internal leases, and percentage rent leases.

(b)	Pre-leased information is associated with projects under development at September 30, 2019.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase of 7.0% in cash rents from $25.22 per square foot collected from previous leases to $26.98 per square foot collected from current leases.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent an increase of 52.9% in cash rents from $19.23 per square foot collected from the previous tenant to $29.41 per square foot collected from the current tenant.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rent is based on Base Minimum Rent only.

The following table summarizes the leases we executed at our retail properties during the nine months ended September 30, 2019:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	8	125	29,558	29,558	7,778	$49.81	$14.85	$1.88
Comparable - Renewal (c)	19	50	62,474	1,389	—	24.92	1.2	—
Comparable - New (d)	5	89	20,937	2,000	—	24.56	9.92	—
Non-comparable (e)	13	92	37,223	17,637	16,021	37.33	7.03	2.11
Total			150,192	50,584	23,799

(a)	Excludes executed leases with a term of 12 months or less.

(b)	Pre-leased information is associated with projects under development at September 30, 2019.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent an increase of 6.9% in cash rents from $23.31 per square foot collected from previous leases to $24.92 per square foot collected from current leases.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. These leases represent a decrease of 3.8% in cash rents from $25.52 per square foot collected from previous tenants to $24.56 per square foot collected from current tenants. The decrease is driven by the limited sample size of Comparable - New leases reported this quarter.

(e)
Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied. The avg. starting rents in this category are higher than in the other categories presented due to a higher percentage of leases executed at assets with generally higher starting rents.

(f)	Avg. Starting Rent is based on Base Minimum Rent only.

The following is a retail property which was completed and transferred to Operating Assets during the nine months ended September 30, 2019:

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

The following table summarizes our executed office property leases during the three months ended September 30, 2019:

			Square Feet			Per Square Foot per Annum
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	—	—	—	—	—	$—
Comparable - Renewal (c)	8	—	53,602	37,725	33,336	30.75	2.67	1.71
Comparable - New (d)	2	—	4,125	3,676	3,676	43.25	5.45	2.66
Non-comparable (e)	9	—	30,911	22,923	28,311	35.62	3.43	1.82
Total			88,638	64,324	65,323

(a)	Excludes executed leases with a term of 12 months or less, subleases, percentage rent leases and intercompany leases.

(b)	Pre-leased information is associated with projects under development at September 30, 2019.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a decrease of 3.2% in cash rents from $31.77 per square foot collected from previous leases to $30.75 per square foot collected from current leases. The decrease is driven by one lease which accounts for 38% of the square feet in this category. All other leases in this category have increased or flat rent charges.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. The leases represent an increase of 0.6% in cash rents from $42.98 per square foot collected from previous leases to $43.25 per square foot collected from current leases.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rents is based on the gross lease value, including recoveries.

The following table summarizes our executed office property leases during the nine months ended September 30, 2019:

			Square Feet			Per Square Foot per Annum
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (f)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (b)	6	173	631,126	631,126	631,126	$60.12	$6.31	$1.76
Comparable - Renewal (c)	26	58	229,769	116,623	116,587	30.4	2.10	1.13
Comparable - New (d)	3	55	11,096	10,647	10,647	31.61	4.09	1.52
Non-comparable (e)	34	69	242,588	207,039	223,601	35.43	6.46	2.01
Total			1,114,579	965,435	981,961

(a)	Excludes executed leases with a term of 12 months or less, subleases, percentage rent leases and intercompany leases.

(b)	Pre-leased information is associated with projects under development at September 30, 2019.

(c)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. These leases represent a 0.3% decrease in cash rents from $30.50 per square foot collected from previous leases to $30.4 per square foot collected from current leases. The decrease is driven by the lower current market rates.

(d)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. This lease represents a 1.6% decrease in cash rents from $32.12 per square foot collected from the previous tenant to $31.61 per square foot collected from the current tenant. The decrease is driven by the limited sample size of Comparable - New leases reported this period.

(e)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

(f)	Avg. Starting Rents is based on the gross lease value, including recoveries.

The following are office, hospitality and other projects which were completed or transferred from Strategic Developments to Operating Assets during the nine months ended September 30, 2019:

•
Completed the renovation of the restaurant and bar at The Westin at The Woodlands and relaunched The Westin food and beverage outlets as Sorriso, a full service modern Italian kitchen, and Como Social Club, a poolside terrace and bar;

•	Placed the Las Vegas Ballpark, home of the Las Vegas Aviators, into service; and

•	Placed 100 Fellowship Drive, 6100 Merriweather, Hughes Landing Daycare and Tanager Apartments into service.

Master Planned Communities

EBT for Master Planned Communities are presented below:

MPC Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Total revenues	$92,287	$143,135	$(50,848)	$216,042	$261,665	$(45,623)
Total operating expenses	(45,169)	(70,237)	25,068	(114,075)	(143,608)	29,533
Segment operating income	47,118	72,898	(25,780)	101,967	118,057	(16,090)
Depreciation and amortization	(88)	(78)	(10)	(334)	(245)	(89)
Interest income, net	8,550	6,626	1,924	24,376	19,826	4,550
Other income, net	534	18	516	601	18	583
Equity in earnings from real estate and other affiliates	4,523	9,454	(4,931)	18,859	34,682	(15,823)
Segment EBT	$60,637	$88,918	$(28,281)	$145,469	$172,338	$(26,869)

MPC segment EBT decreased $28.3 million to $60.6 million and $26.9 million to $145.5 million for the three and nine months ended September 30, 2019, respectively, compared to the prior year periods. The decreases are mainly the result of fewer superpad sales at Summerlin and lower Equity in earnings from real estate and other affiliates due to a slower pace of land development and fewer custom lot sales at The Summit, which offers a mix of custom lots, detached homes sold by the joint venture and multi-family homes sold by the joint venture. Deferred revenues at Summerlin, which result when land sales closed in a previous period meet criteria for recognition in the current period, also decreased due to a slower pace of development on superpads sold during the period. Summerlin was also negatively impacted by decreased SID bond assumptions and reimbursements due to fewer sales occurring within SID boundaries and therefore not subject to SID debt assumption or reimbursement. The decrease for the three months ended September 30, 2019 is partially offset by increased land sales revenues at The Woodlands Hills and The Woodlands, which increased 77.0% and 62.7%, respectively, primarily due to the mix and number of lots sold. The Woodlands also achieved a $737,000 price per acre, an increase of $195,000, due to the mix of lots sold. Land sales revenue at Bridgeland also increased primarily due to an 8.7% higher price per acre. Similarly, while Summerlin had fewer lot sales, price per acre increased 17.8% for the superpad and custom lot products. The decrease for the nine months ended September 30, 2019 is partially offset by increased land sales revenues at Bridgeland, The Woodlands and The Woodlands Hills. At Bridgeland, land sales revenues increased $15.3 million, or 50.4%, due to robust sales of single-family lots, resulting in 197 more lot sales in the current period. Land sales revenues at The Woodlands increased $7.7 million due to a 48.3% increase in superpad and single-family sales over the prior period. At The Woodlands Hills, land sales revenues increased 25.7% primarily due to the mix and number of lots sold. Despite fewer lot sales, Summerlin's price per acre increased to $685,000 from $589,000 in the prior period due to the mix of lots sold.

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

The following table sets forth the MPC Net Contribution for the three and nine months ended September 30, 2019:

MPC Net Contribution	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
MPC Segment EBT (a)	$60,637	$88,918	$(28,281)	$145,469	$172,338	$(26,869)
Plus:
Cost of sales - land	33,304	57,183	(23,879)	78,128	109,609	(31,481)
MUD and SID bonds collections, net (b)	10,099	(347)	10,446	11,080	(5,351)	16,431
Depreciation and amortization	88	78	10	334	245	89
Distributions from Real estate and other affiliates	1,320	925	395	4,061	3,670	391
Less:
MPC development expenditures	(60,890)	(48,339)	(12,551)	(180,733)	(139,605)	(41,128)
MPC land acquisitions	—	(1,011)	1,011	(752)	(3,565)	2,813
Equity in (earnings) loss in real estate and other affiliates	(4,523)	(9,454)	4,931	(18,859)	(34,682)	15,823
MPC Net Contribution	$40,035	$87,953	$(47,918)	$38,728	$102,659	$(63,931)

(a)	For a detailed breakdown of our MPC segment EBT, refer to Note 17 - Segments in our Notes to our Condensed Consolidated Financial Statements.

(b)	SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution decreased $47.9 million and $63.9 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. In addition to the land sales changes explained in the EBT section above, the primary driver of this change is higher MPC development expenditures at Bridgeland and Summerlin to accommodate projected land sales.

The following table sets forth MPC land inventory activity for the nine months ended September 30, 2019:

(In thousands)	Bridgeland	Columbia	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance at December 31, 2018	$473,851	$16,634	$829,907	$204,282	$117,986	$1,642,660
Acquisitions	752	—	—	—	—	752
Development expenditures (a)	91,671	(3)	70,679	8,088	10,298	180,733
MPC Cost of Sales	(17,588)	—	(41,098)	(15,515)	(3,927)	(78,128)
MUD reimbursable costs (b)	(62,568)	—	—	(1,651)	(4,446)	(68,665)
Transfer to Strategic Developments	—	—	—	(4,233)	—	(4,233)
Transfer to Operating Assets	—	—	—	(317)	—	(317)
Other	(201)	5	10,160	200	258	10,422
Balance at September 30, 2019	$485,917	$16,636	$869,648	$190,854	$120,169	$1,683,224

(a)	Development expenditures are inclusive of capitalized interest and property taxes.

(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

Seaport District

The Seaport District is part non-stabilized operating asset, part development project and part operating business. As such, the Seaport District has a greater range of possible outcomes than our other projects. The greater uncertainty is largely the result of (i) business operating risks, (ii) seasonality, (iii) potential sponsorship revenue and (iv) event revenue. We operate and own, either directly, through license agreements or in joint ventures, many of the tenants in the Seaport District, including retail stores such as 10 Corso Como and SJP by Sarah Jessica Parker and restaurants such as The Fulton by Jean-Georges, Bar Wayō, Malibu Farm, two concepts by Andrew Carmellini, R17 and the Jean-Georges food hall. As a result, the revenues and expenses of these businesses, as well as the underlying market conditions affecting these types of businesses, will directly impact the NOI of the Seaport District. This is in contrast to our other retail properties where we primarily receive lease payments and are not as directly impacted by the operating performance of the underlying businesses. This causes the quarterly results and eventual stabilized yield of the Seaport District to be less predictable than our other operating real estate assets with traditional lease structures. Further, as we open new operating businesses, either owned entirely or in joint venture, we expect to incur pre-opening expenses and operating losses until those businesses stabilize, which likely will not happen until the Seaport District reaches its critical mass of offerings. We expect the time to stabilize the Seaport District will be primarily driven by the construction, interior finish work and stabilization to occur at the Jean-Georges food hall in the Tin Building. Construction is expected to be substantially complete in early 2021 with an expected opening by summer 2021, assuming that we receive the necessary approvals timely. We expect stabilization to occur approximately 12 to 18 months after opening. Given the factors and uncertainties listed above combined with our operating experience during this past summer as we opened multiple new venues, we will no longer provide guidance on our expected NOI yield and stabilization date for the Seaport District for the next several quarters. We will continue all other aspects of our disclosure for the Seaport District segment including revenues, expenses, NOI and EBITDA. As we move closer to opening a critical mass of offerings at the Seaport District and after a more thorough internal review by our new leadership, we will re-establish goals for yield on costs and stabilization dates when the uncertainties and range of possible outcomes are more clear.

We primarily categorize the businesses in the Seaport District segment into three groups: landlord operations, managed businesses, and events and sponsorships. Landlord operations represent physical real estate that we have developed, own and lease to third parties. Recently opened landlord operations included for the nine months ended September 30, 2019 but for which operations did not exist until the third quarter of 2018 were Pier 17 and Pier 17 Rooftop. Portions of Pier 17 are leased to third parties such as Nike, and ESPN began broadcasting from its studio at Pier 17 during 2018. Our managed businesses represent retail and food and beverage businesses that we own and operate. For the nine months ended September 30, 2019, our managed businesses include, among others, The Fulton, 10 Corso Como Retail and Café, SJP by Sarah Jessica Parker, R17 and the recently opened Bar Wayō, Malibu Farm and The Lookout at Pier 17. These businesses are all recently opened and, while some opened in the third quarter of 2018, were not operating for the full prior year periods. Our event and sponsorship businesses include our concert series, Winterland skating and bar, event catering, private events and sponsorships from approximately 11 partners. As these businesses were recently placed into service, operations did not exist in the prior year periods.

Segment EBT for Seaport District are presented below:

Seaport District Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Total revenues	$23,130	$14,601	$8,529	$43,051	$22,612	$20,439
Total operating expenses	(27,330)	(21,989)	(5,341)	(59,735)	(31,965)	(27,770)
Segment operating income	(4,200)	(7,388)	3,188	(16,684)	(9,353)	(7,331)
Depreciation and amortization	(6,767)	(2,309)	(4,458)	(19,713)	(6,506)	(13,207)
Interest (expense) income, net	(4,984)	1,471	(6,455)	(8,440)	8,466	(16,906)
Other loss, net	—	(120)	120	(147)	(120)	(27)
Equity in losses from real estate and other affiliates	(705)	(452)	(253)	(1,788)	(692)	(1,096)
Loss on sale or disposal of real estate	—	—	—	(6)	—	(6)
Segment EBT	$(16,656)	$(8,798)	$(7,858)	$(46,778)	$(8,205)	$(38,573)

Segment revenue increased $8.5 million and $20.4 million for the three and nine months ended September 30, 2019, respectively, compared to the prior year periods. These increases are primarily a result of both our existing businesses including 10 Corso Como Retail and Café, Cobble & Co, Garden Bar and the summer concert series, as well as new business openings such as The Fulton. Additionally, sponsorship revenue increased approximately $0.9 million and $2.5 million for the three and nine months ended September 30, 2019, respectively, compared to the prior year periods.

Segment EBT decreased $7.9 million to a loss of $16.7 million and $38.6 million to a loss of $46.8 million for the three and nine months ended September 30, 2019, respectively, compared to the prior year periods. The decreases for the three and nine months ended September 30, 2019, respectively, compared to the prior year periods are primarily driven by increases in operating expenses as a result of opening new businesses and incurring pre-opening expenses and operating losses until those businesses stabilize. Depreciation and amortization expense increased due to assets such as Pier 17 moving out of development and into operations. Interest expense also increased due to debt related to the acquisition of 250 Water Street and a reduction of interest capitalized to assets that were under development during the three and nine months ended September 30, 2018 but have since been placed into operations. Interest expense for the three month period is also impacted by the Seaport District term loan that closed on June 20, 2019. See the discussion below related to Seaport District NOI for further details.

A reconciliation of Seaport District segment EBT to Seaport District NOI is presented in the table below.

Reconciliation of Seaport District Segment EBT to NOI	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Total Seaport District segment EBT	$(16,656)	$(8,798)	$(7,858)	$(46,778)	$(8,205)	$(38,573)
Depreciation and amortization	6,767	2,309	4,458	19,713	6,506	13,207
Interest expense (income), net	4,984	(1,471)	6,455	8,440	(8,466)	16,906
Equity in losses from real estate and other affiliates	705	452	253	1,788	692	1,096
Impact of straight-line rent	412	(274)	686	1,658	(612)	2,270
Loss on sale or disposal of real estate	—	—	—	6	—	6
Other - development-related	896	4,836	(3,940)	5,405	8,122	(2,717)
Seaport District NOI	$(2,892)	$(2,946)	$54	$(9,768)	$(1,963)	$(7,805)

Seaport District NOI remained flat at a net operating loss of $2.9 million and decreased by $7.8 million to a net operating loss of $9.8 million for the three and nine months ended September 30, 2019, respectively, compared to the prior year periods. The three month period remained flat from prior year due to decreases in NOI in our landlord operations and managed businesses primarily related to opening new businesses, such as Pier 17 and Pier 17 rooftop in the third quarter of 2018, offset by an increase in NOI in our events, sponsorships and catering category primarily as a result of 2018 NOI losses incurred by the Food Lab that did not recur in 2019. The decrease in NOI for the nine months ended September 30, 2019 is primarily driven by the opening of new businesses as mentioned above and continued investment in the development of the Seaport District, particularly as it relates to funding of the start-up costs related to the retail, food and beverage and other operating assets. Decreases in NOI of $2.4 million, $1.4 million and $3.9 million for the nine months ended September 30, 2019 compared to the prior year periods in our landlord operations; events, sponsorships and catering; and managed businesses, respectively, were primary contributors to the overall decrease in NOI. Including managed businesses, events, sponsorships, catering and the Tin Building, the Seaport District is approximately 61% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up. Additionally, rental revenue earned from businesses we own and operate is eliminated in consolidation. Our managed businesses include retail and food and beverage entities that we own and operate, and we expect to incur operating losses for these businesses until the Seaport District reaches its critical mass of offerings.

Strategic Developments

Our Strategic Developments assets generally require substantial future development to maximize their value. Other than our condominium properties, most of the properties and projects in this segment do not generate revenues. Our expenses relating to these assets are primarily related to costs associated with constructing the assets, selling condominiums, marketing costs associated with our Strategic Developments, carrying costs including, but not limited to, property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Developments asset, we would expect that with the exception of the residential portion of our condominium projects, upon completion of development, the asset would likely be reclassified to the Operating Assets segment when the asset is placed into service and NOI would become a meaningful measure of its operating performance. All development costs discussed herein are exclusive of land costs.

Segment EBT for Strategic Developments are summarized as follows:

Strategic Developments Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2019	2018	$ Change	2019	2018	$ Change
Total revenues	$11,515	$11,962	$(447)	$451,873	$51,550	$400,323
Total operating expenses	(11,327)	(13,553)	2,226	(382,341)	(60,892)	(321,449)
Segment operating income	188	(1,591)	1,779	69,532	(9,342)	78,874
Depreciation and amortization	(2,070)	(472)	(1,598)	(4,386)	(2,650)	(1,736)
Interest income, net	3,002	2,848	154	9,499	9,794	(295)
Other (loss) income, net	354	(450)	804	664	(77)	741
Equity in earnings (loss) from real estate and other affiliates	283	(315)	598	581	3,797	(3,216)
Gain on sale or disposal of real estate, net	24,201	—	24,201	24,057	—	24,057
Segment EBT	$25,958	$20	$25,938	$99,947	$1,522	$98,425

Segment EBT increased $25.9 million to $26.0 million and $98.4 million to $99.9 million for the three and nine months ended September 30, 2019 compared to the prior year periods. The increase for the three months ended September 30, 2019 compared to the prior year period is primarily due to an increase in the Gain on sale or disposal of real estate driven by the sale of Cottonwood Mall. The increase for the nine months ended September 30, 2019 compared to the prior year period is primarily due to increases in Condominium rights and unit sales, net due to closings at Ae‘o. Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to greater variability in revenue recognized between periods. The year to date period was also positively impacted the gain recognized for the sale of Cottonwood Mall and the absence of the $13.4 million charge for window repairs at our Waiea condominium tower which was recorded in the second quarter of 2018 but did not recur in 2019. See Note 4 - Recent and Pending Transactions for additional information regarding our sale of Cottonwood Mall. We closed on seven and 594 condominium units during the three and nine months ended September 30, 2019 compared to two and 15 units during the three and nine months ended September 30, 2018, respectively. As highlighted below, the overall pace of sales at Ward Village remains strong, and as of September 30, 2019, we have entered into contracts for 83.1% of the units at ‘A‘ali‘i since launching public sales in January 2018. Kō'ula, which launched sales in January 2019, is already 70.3% presold as of September 30, 2019. At September 30, 2019, our six towers are 88.8% sold with only five units that remain to be sold at Waiea and two at Anaha. Both Ae‘o and Ke Kilohana are completely sold.

The following is a summary of activity during the current period for Ward Village. Ward Village includes six mixed-use residential towers: Waiea, Anaha, Ae‘o, Ke Kilohana, ‘A‘ali‘i and Kō'ula. Activity for these towers is presented below.

Waiea - We have entered into contracts for 172 of the 177 units and closed on 170 units as of September 30, 2019. These units under contract and closed represent 97.2% and 96.0%, respectively, of total units, and 95.2% and 93.4%, respectively, of the total residential square feet available for sale as of September 30, 2019. The retail portion of the project is 100% leased and has been placed into service.

Anaha - We have entered into contracts for 315 and closed on 314 of the 317 units as of September 30, 2019. These units under contract and closed represent 99.4% and 99.1%, respectively, of total units and 97.2% and 96.7%, respectively, of the total residential square feet available for sale as of September 30, 2019. The retail portion of the project is 100% leased and has been placed into service.

Ae‘o - We have closed on all 465 units as of September 30, 2019. The retail portion of the project, which is primarily comprised of the 57,000 square foot flagship Whole Foods Market, is 95.0% leased and has been placed into service.

Ke Kilohana - We have entered into contracts for all 423 units and closed on 422 units as of September 30, 2019. The units closed represent 99.8% of total units and 99.8% of the total residential square feet available for sale as of September 30, 2019. We began welcoming residents to Ke Kilohana in May 2019, and as previously announced, we have pre-leased all of the approximately 22,000 square feet of available retail space to CVS/Longs Drugs. We expect to open the full-service pharmacy in the fourth quarter of 2019.

‘A‘ali‘i - We have entered into contracts for 623 of the 750 units as of September 30, 2019. These units under contract represent 83.1% of total units and 78.4% of the total residential square feet available for sale as of September 30, 2019.

Kō'ula - Public sales launched in January 2019 and construction began in July 2019. We have entered into contracts for 397 of the 565 units as of September 30, 2019. We entered into 9 additional contracts during October 2019. These units under contract represent 70.3% and 71.9% of total units and 72.1% and 73.4% of the total residential square feet available for sale as of September 30, 2019 and October 31, 2019, respectively.

Projects Under Construction

The following table summarizes our projects under construction and related debt held in Operating Assets, the Seaport District and Strategic Developments as of September 30, 2019. Projects that are substantially complete and which have been placed into service in the Operating Assets or the Seaport District segment are included in the following table if the project has more than $1.0 million of estimated costs remaining to be incurred. Typically, these amounts represent budgeted tenant allowances necessary to bring the asset to stabilized occupancy. Tenant build-out costs represent a significant portion of the remaining costs for the following properties in the Operating Assets segment:

•	6100 Merriweather and Garage

•	Two Merriweather

•	100 Fellowship Drive

•	1725-1735 Hughes Landing Boulevard

•	Lake Woodlands Crossing Retail

•	Three Hughes Landing

•	Two Summerlin

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

($ in thousands)	Total Estimated Costs (a)	Costs Paid Through September 30, 2019 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Holdback to be Drawn	Debt to be Drawn (c)	Costs Remaining to be Paid, Net of Debt and Buyer Deposits/Holdbacks to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
Columbia
6100 Merriweather and Garage	$138,221	$74,493	$63,728	$—	$63,028	$700	(d)	Open
Two Merriweather	40,941	34,096	6,845	—	5,879	966	(d)	Open
The Woodlands
100 Fellowship Drive	63,278	56,267	7,011	—	4,864	2,147		Open
1725-1735 Hughes Landing Boulevard	204,878	195,631	9,247	—	—	9,247	(d)(e)	Open
Lake Woodlands Crossing Retail	12,546	11,436	1,110	—	1,036	74	(d)	Open
Three Hughes Landing	90,133	80,732	9,401	—	3,133	6,268	(d)	Open
Summerlin
Aristocrat	38,027	36,017	2,010	—	3,009	(999)	(e)	Open
Two Summerlin	53,238	44,399	8,839	—	5,326	3,513	(d)(e)	Open
Las Vegas Ballpark	127,802	112,473	15,329	—	—	15,329	(g)	Open
Tanager Apartments	59,276	47,452	11,824	—	15,402	(3,578)	(f)	Open
Other
Kewalo Basin Harbor	24,454	21,604	2,850	—	1,908	942		Q4 2019
Total Operating Assets	852,794	714,600	138,194	—	103,585	34,609

Seaport Assets
Seaport District NYC - Pier 17 and Historic Area / Uplands	659,018	572,365	86,653	—	—	86,653	(h)(i)	Open
Seaport District NYC - Tin Building	173,452	66,045	107,407	—	—	107,407	(i)	2021
Total Seaport Assets	832,470	638,410	194,060	—	—	194,060

Strategic Developments
Chicago
110 North Wacker	722,643	278,039	444,604	—	444,604	—	(j)	2020
Columbia
Juniper Apartments	116,386	45,607	70,779	—	73,147	(2,368)	(f)(k)	Q4 2019
Merriweather District Area 3 Standalone Retail	5,624	463	5,161	—	—	5,161		2020
The Woodlands
8770 New Trails	45,985	11,878	34,107	—	33,805	302		Q1 2020
Creekside Park West	22,625	9,517	13,108	—	11,952	1,156		Q4 2019
Creekside Park Apartments Phase II	57,472	865	56,607	—	—	56,607	(l)	2021
Millennium Phase III Apartments	45,033	1,719	43,314	—	30,699	12,615		2020
Two Lakes Edge	107,706	54,391	53,315	—	51,370	1,945		2020
Bridgeland
Lakeside Row	48,412	29,900	18,512	—	15,433	3,079		Q4 2019
Ward Village
‘A‘ali‘i	411,900	82,657	329,243	80,852	265,854	(17,463)	(f)	2021
Ae‘o	429,603	417,661	11,942	—	—	11,942	(m)	Open
Anaha	401,314	392,389	8,925	—	—	8,925		Open
Ke Kilohana	218,898	210,941	7,957	—	—	7,957	(m)	Open
Kō'ula	485,165	36,903	448,262	—	—	448,262	(l)(n)	2022
Waiea	452,602	413,877	38,725	—	—	38,725	(o)	Open
Total Strategic Developments	3,571,368	1,986,807	1,584,561	80,852	926,864	576,845
Combined Total at September 30, 2019	$5,256,632	$3,339,817	$1,916,815	$80,852	$1,030,449	$805,514
		Creekside Park Apartments Phase II estimated financing				(38,576)
			Kō'ula estimated buyer deposits			(96,749)
		Kō'ula estimated financing				(317,433)
Estimated costs to be funded net of financing, assuming closing on estimated financing						$352,756

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

(b)	Costs included in (a) above which have been paid through September 30, 2019.

(c)	With respect to our condominium projects, remaining debt to be drawn is reduced by deposits utilized for construction.

(d)	Final completion is dependent on lease-up and tenant build-out.

(e)	Constructions loans for 1725-1735 Hughes Landing Boulevard, Aristocrat and Two Summerlin have been repaid in full and any remaining project costs will be funded by us.

(f)
Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to September 2019 costs that were paid by us, but not yet reimbursed by our lenders. We expect to receive funds from our lenders for these costs in the future.

(g)	Excludes cost to acquire the Las Vegas Aviators.

(h)
Seaport District NYC - Pier 17 and Historic Area / Uplands Total Estimated Costs and Costs Paid Through September 30, 2019 include costs required for the Pier 17 and Historic Area/Uplands and are not reduced by the insurance proceeds received to date.

(i)
The Company closed on a $250.0 million loan for the redevelopment of the Seaport District during the three months ended June 30, 2019. All proceeds, less the interest escrow, have been received, and future project costs will be funded with the loan proceeds, which are included in our cash balance.

(j)
110 North Wacker is a consolidated joint venture discussed further in Note 3 - Real Estate and Other Affiliates. Total Estimated Costs exclude $76.0 million of the $86.0 million land value contributed to the joint venture at closing; The Debt to be Drawn includes future draws on the construction loan and anticipated equity partner and JV partner contributions. Costs Remaining to be Paid represent our remaining equity commitment. At loan closing, we received a $52.2 million cash distribution from the venture. In May 2019, we closed on a loan modification which reduced the amount of equity we are required to put into the project by $35.3 million.

(k)	Formerly known as Columbia Multi-family.

(l)	Positive balances represent future spending which we anticipate will be funded through a combination of construction loans which we are currently seeking and equity.

(m)
The Ae‘o facility was repaid in December 2018 in conjunction with closing on the sales of units at the property. The Ke Kilohana facility was repaid in June 2019 in conjunction with closing on the sales of units at the property.

(n)	Initial estimated costs to be finalized.

(o)	Total estimate includes amounts necessary for warranty repairs. However, we anticipate recovering a substantial amount of these costs in the future which is not reflected in this schedule.

Corporate Income, Expenses and Other Items

Corporate income, expenses and other items increased by $7.6 million to $59.7 million and increased by $6.0 million to $161.5 million for the three and nine months ended September 30, 2019, respectively, compared to the prior year periods. During the three months ended September 30, 2019, Corporate income, expenses and other items was positively impacted by the following:

•	decrease of $2.7 million in demolition costs primarily related to 2018 costs at the Tin Building that did not recur in 2019; and

•	decrease of $1.9 million in development related marketing costs primarily related to the reduction of costs at the Seaport District.
This activity was partially offset by increases of $11.9 million in general and administrative expenses primarily due to consulting fees for technology and data integration projects and $1.2 million in the income tax provision for the three months ended September 30, 2019.

The increase in Corporate income, expenses and other items for the nine-month period was mainly caused by the following:

•	decrease of $15.4 million in demolition costs primarily related to 2018 costs at the Tin Building and 110 North Wacker that did not recur in 2019;

•	increase of $10.2 million in corporate other income, net primarily due to receipt of insurance proceeds related to our claim for Superstorm Sandy; and

•	decrease of $3.6 million in development related marketing costs primarily related to the reduction of costs at the Seaport District.
This positive activity was partially offset by an increase of $18.0 million in general and administrative expenses primarily due to consulting fees for technology and data integration projects and $18.6 million in the income tax provision for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Our primary sources of cash include cash flow from land sales in MPC, cash generated from our operating assets, condominium closings, deposits from condominium sales (which are restricted to funding construction of the related developments), first mortgage financings secured by our assets and the corporate bond markets. Additionally, the sale of our non-core assets may provide additional cash proceeds to our operating or investing activities. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. Uses of cash also include one-time charges associated with relocation expenses, retention and severance payments. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next 12 months. The development and redevelopment opportunities in Operating Assets and Strategic Developments are capital intensive and will require significant additional funding, if and when pursued. Any additional funding, if available, would be raised with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time. We cannot provide assurance that financing arrangements for our properties will be on favorable terms or occur at all, which could have a negative impact on our liquidity and capital resources. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our projects. We also provided a completion guarantee to the City of New York for the redevelopment of the Seaport District NYC - Pier 17 and the Seaport District NYC - Tin Building.

Total outstanding debt was $3.6 billion as of September 30, 2019. Certain mortgages may require paydowns in order to exercise contractual extension terms. Our proportionate share of the debt of our real estate and other affiliates, which is non-recourse to us, totaled $100.8 million as of September 30, 2019. The following table summarizes our net debt on a segment basis as of September 30, 2019. Net debt is defined as Mortgages, notes and loans payable, including our ownership share of debt of our real estate and other affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

(In thousands) Segment Basis (a)	Operating Assets		Master Planned Communities		The Seaport District		Strategic Developments		Segment Totals	Non- Segment Amounts	September 30, 2019
Mortgages, notes and loans payable	$1,914,080	(b)	$231,906	(d)	$352,669	(f)	$223,764	(h)	$2,722,419	$1,003,059	$3,725,478
Less: Cash and cash equivalents	(76,618)	(c)	(163,091)	(e)	(5,249)	(g)	(54,951)	(i)	(299,909)	(399,090)	(698,999)
Special Improvement District receivables	—		(17,352)		—		—		(17,352)	—	(17,352)
Municipal Utility District receivables, net	—		(288,376)		—		—		(288,376)	—	(288,376)
TIF receivable	—		—		—		(5,792)		(5,792)	—	(5,792)
Net Debt	$1,837,462		$(236,913)		$347,420		$163,021		$2,110,990	$603,969	$2,714,959

(a)	Please refer to Note 17 - Segments in our Condensed Consolidated Financial Statements.

(b)	Includes our $79.5 million share of debt of our real estate and other affiliates in Operating Assets (Woodlands Sarofim #1, The Metropolitan Downtown Columbia and m.flats/TEN.M).

(c)
Includes our $1.9 million share of Cash and cash equivalents of our real estate and other affiliates in Operating Assets (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, Stewart Title of Montgomery County, TX and m.flats/TEN.M).

(d)	Includes our $6.5 million share of debt of our real estate and other affiliates in MPC related to The Summit.

(e)	Includes our $57.9 million share of Cash and cash equivalents of our real estate and other affiliates in MPC related to The Summit.

(f)	Includes our $14.4 million share of debt of our real estate and other affiliates in the Seaport District related to Mr. C Seaport.

(g)	Includes our $1.0 million share of Cash and cash equivalents of our real estate and other affiliates in Seaport District (Mr. C Seaport and Bar Wayō).

(h)	Includes our $0.5 million share of debt of our real estate and other affiliates in Strategic Developments related to KR Holdings.

(i)	Includes our $0.3 million share of Cash and cash equivalents of our real estate and other affiliates in Strategic Developments (KR Holdings, HHMK Development and Circle T Ranch and Power Center).

Cash Flows

Operating Activities

Each segment's relative contribution to our cash flows from operating activities will likely vary significantly from year to year given the changing nature of our development focus. Other than our condominium properties, most of the properties and projects in our Strategic Developments segment do not generate revenues and the cash flows and earnings may vary. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2019. Operating cash continued to be utilized in the first three quarters of 2019 to fund ongoing development expenditures in our Strategic Developments, Seaport District and MPC segments, consistent with prior years.

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

Net cash provided by operating activities was $137.2 million for the nine months ended September 30, 2019, as compared to net cash used in operating activities of $139.8 million for the nine months ended September 30, 2018. The $277.0 million net increase in cash provided by operating activities in the nine months ended September 30, 2019 compared to the same period in 2018 was primarily related to the timing of condominium development expenditures and closings.

Investing Activities

Net cash used in investing activities was $535.8 million for the nine months ended September 30, 2019, as compared to cash used in investing activities of $654.1 million for the nine months ended September 30, 2018. The decrease in use of cash of $118.3 million was primarily the result of the 250 Water Street acquisition that occurred in 2018 without similar acquisition activity in 2019. This decrease was partially offset by increased property development and redevelopment expenditures during the nine months ended September 30, 2019, with the most significant expenditures relating to the Las Vegas Ballpark and 110 North Wacker.

Financing Activities

Net cash provided by financing activities was $517.0 million for nine months ended September 30, 2019, as compared to net cash provided by financing activities of $442.2 million for nine months ended September 30, 2018. The increase of $74.8 million was mainly caused by the repurchase of treasury stock using cash of $57.3 million during the nine months ended September 30, 2018, with no comparable transactions in the current year. Principal payments on mortgages, notes and loans payable decreased by $460.7 million during nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This decrease in principal payments was largely offset by a decrease in proceeds from mortgages, notes and loans payable of $438.6 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $210.4 million as of September 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable-rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps, collars and caps. As of September 30, 2019, of our $1.7 billion of variable-rate debt outstanding, $616.7 million is swapped to a fixed rate and $114.3 million is subject to interest rate collars. We may enter into interest rate cap contracts to mitigate our exposure to rising interest rates. We have a cap contract for our $180.0 million Master Credit Facility for The Woodlands, $150.0 million of which is currently outstanding and $75.0 million of which is currently capped. As properties are placed into service and become stabilized, we typically refinance the variable-rate debt with long-term fixed-rate debt.
As of September 30, 2019, annual interest costs would increase approximately $10.4 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 7 - Mortgages, Notes and Loans Payable, Net and Note 9 - Derivative Instruments and Hedging Activities in our Condensed Consolidated Financial Statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

Our performance may be negatively impacted by our recently announced management transitions, and we will continue to depend on the services and performance of our other senior management and key employees.

We recently announced that our Chief Executive Officer, David R. Weinreb, and our President, Grant Herlitz, have stepped down from the Company, effective October 21, 2019. We have appointed Paul Layne as Chief Executive Officer. Our future performance will depend, in part, on the successful transition of Mr. Layne as our new Chief Executive Officer. If we do not successfully manage our CEO transition, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business. Our future performance also will continue to depend on the services and contributions of our other senior management and key employees to execute on our Transformation Plan and to identify and pursue new opportunities. The loss of services of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives and could adversely affect our business, financial condition and operating results.

The proposed sale of our non-core assets is subject to various risks and uncertainties, and may not be completed on the terms or timeline currently contemplated, if at all.

On October 21, 2019, we announced our intention to sell our non-core assets. There can be no assurance of the terms, timing or structure of any transaction involving such assets, whether we will be able to identify buyers for the assets on favorable terms or at all, or whether any such transaction will take place at all. In addition, any such transaction is subject to risks and uncertainties, including unanticipated developments, regulatory approvals or clearances and uncertainty in the financial markets, that could delay or prevent the completion of any such transaction.

The proposed sale of our non-core assets may not achieve some or all of the anticipated benefits.

Executing the proposed sale of our non-core assets will require us to incur costs and will require the time and attention of our senior management and key employees, which could distract them from operating our business, disrupt operations and result in the loss of business opportunities, each of which could adversely affect our business, financial condition and results of operations. We may also experience increased difficulty in attracting, retaining and motivating key employees during the pendency of the sale and following its completion, which could harm our business. Even if the proposed sale is completed, we may not realize some or all of the anticipated benefits from the sale, and the sale may in fact adversely affect our business.

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

3.4
Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on February 29, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012)

10.1
Employment Agreement, dated October 21, 2019, between The Howard Hughes Corporation and Paul H. Layne (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 21, 2019)

10.2
Release Agreement, dated October 21, 2019, between David R. Weinreb and The Howard Hughes Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 21, 2019)

10.3
Release Agreement, dated October 21, 2019, between Grant Herlitz and The Howard Hughes Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 21, 2019)

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

+   Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ David R. O’Reilly
David R. O’Reilly
Chief Financial Officer
November 4, 2019