Form 10-K
period 2019-12-31
Howard Hughes Corp
filed 2020-02-27
CIK 1498828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4.3 billion based on the closing sale price as reported on the New York Stock Exchange.
The number of shares of common stock, $0.01 par value, outstanding as of February 20, 2020 was 42,673,022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file its Proxy Statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance, business, and the Transformation Plan (as described below). You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “transform,” “would,” and other words of similar expression. Forward-looking statements give our expectations about the future and are not guarantees. We caution you not to rely on these forward-looking statements.

In this Annual Report, we make forward-looking statements discussing our expectations about:

•
our “Transformation Plan”, including new executive leadership, reduction in our overhead expenses, the proposed sale of our non-core assets and accelerated growth in our core Master Planned Communities (“MPC”) assets;

•	expected performance of our stabilized, income-producing properties and the performance and stabilization timing of properties that we have recently placed into service or are under construction;

•	forecasts of our future economic performance;

•	expected capital required for our operations and development opportunities for our properties;

•	expected performance of our MPC segment;

•	expected commencement and completion for property developments and timing of sales or rentals of certain properties;

•	estimates of our future liquidity, development opportunities, development spending and management plans; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	our inability to obtain operating and development capital, including our inability to obtain or refinance debt capital from lenders and the capital markets;

•	a prolonged recession in the national economy and adverse economic conditions in the homebuilding, condominium development, retail, office and hospitality sectors;

•	our inability to compete effectively;

•	the successful transition of our new Chief Executive Officer and to execute on our Transformation Plan;

•	the successful relocation of our headquarters from Dallas, Texas to The Woodlands, Texas and the retention of senior members of management and key employees in connection with the Transformation Plan;

•	the sale of our non-core assets;

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

•
our indebtedness, including our $1,000,000,000 5.375% senior notes due 2025, our $615,000,000 Term Loan (as defined below) and $85,000,000 Revolver Loan (as defined below) (which currently remains undrawn) and that are secured by first priority security interest in certain of the Company’s properties which are owned by subsidiaries of the Company and contain restrictions, each of which contain restrictions which may limit our ability to operate our business;

•	our directors’ involvement or interests in other businesses, including real estate activities and investments;

•	our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners;

•	the potential impact of the recently enacted U.S. tax reform legislation; and

•	the other risks described in “Item 1A. Risk Factors.”

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

PART I

Throughout this Annual Report, references to the “Company,” “HHC,” “we” and “our” refer to The Howard Hughes Corporation and its consolidated subsidiaries, unless the context requires otherwise.

ITEM 1.  BUSINESS

OVERVIEW

We operate in four business segments: Operating Assets; MPCs; Seaport District and Strategic Developments. The combination of these four segments provides both operational and financial synergies. The vast majority of the assets in our Operating Assets segment are located within our MPCs. This helps us achieve scale and, in most cases, critical mass, which leads to pricing power in lease and vendor negotiations; increased ability to attract, hire and retain the best local leadership and leasing teams; flexibility to meet changing customer demands; and enhanced ability to identify and capitalize on emerging opportunities. In our MPC segment, we plan, develop and manage small cities in markets with strong long-term growth fundamentals. This business involves the horizontal development of residential land and selling the improved acreage to homebuilders for the eventual sale of homes to new residents. Combined, our MPCs span over 80,000 gross acres, with approximately 6,600 residential acres of land remaining to be developed and sold in high demand geographic areas. In addition to the residential land, our MPC segment contains nearly 3,400 acres designated for commercial development or sale to non-competing users such as hospitals. This land is held in our MPC segment until we identify demand for a new commercial development, at which point the land is transitioned into our Strategic Developments segment.

The operational synergies of combining our three main business segments, Operating Assets, MPC and Strategic Developments, create a unique and continuous value-creation cycle. We sell land to residential homebuilders in MPC, and the new homes attract residents to our cities looking for places to work and shop. New homeowners create demand for commercial developments, such as retail, office, self-storage and hospitality offerings. We build these commercial properties through Strategic Developments when the timing is right using the cash flow harvested from the sale of land to homebuilders, which helps mitigate development risk. Once these strategic developments are completed and stabilized, they transition to Operating Assets, which are located across the United States and increase recurring Net Operating Income (“NOI”), further funding the equity requirements in Strategic Developments. New office, retail and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that exceed the broader market. Increased demand for residential land generates more cash flow from MPC, thus continuing the cycle. Our fourth business segment, the Seaport District, is one of the only privately controlled districts in New York City and is being transformed into a culinary, fashion and entertainment destination with a focus on unique offerings not found elsewhere in the city.

We are headquartered in Dallas, Texas, though as announced in October 2019, we will relocate our corporate headquarters to The Woodlands, Texas in 2020. Our assets are located across the United States, and we were incorporated in Delaware in 2010. Through our predecessors, we have been in business for several decades. Financial information about each of our segments is presented in Note 17 - Segments of our audited Notes to Consolidated Financial Statements, and highlights of our segments are included below.

Transformation Plan

Following the previously announced review of strategic alternatives, we announced that we will execute a transformation plan, led by new executive leadership, comprised of three pillars: (1) a $45 - $50 million reduction in annual overhead expenses, (2) the sale of approximately $2 billion of non-core assets and (3) accelerated growth in our core MPC assets. Paul Layne, former President of our Central Region, has been named Chief Executive Officer, effective October 21, 2019. Paul Layne replaced David R. Weinreb on the Board of Directors. David R. Weinreb and Grant Herlitz have stepped down from the Company. The Company and each of Mr. Weinreb and Mr. Herlitz have agreed to treat their terminations of employment as terminations without “cause” under their respective employment and warrant agreements with the Company.

Operating Assets

•
71 assets, including our investments in joint ventures and other assets, consisting of 14 retail, 32 office, nine multi-family, three hospitality properties and 13 other operating assets and investments.

•	Excluding our projects under construction, we own approximately 9.0 million square feet of retail and office space, 2,909 multi-family units and 909 rooms in our hospitality assets.

MPCs

•	We own the MPCs of Summerlin in Las Vegas; The Woodlands, The Woodlands Hills and Bridgeland in Houston; and Columbia in Maryland.

•	Our MPCs encompass over 80,000 gross acres of land and include approximately 9,943 remaining saleable acres of land.

Seaport District

•
Spans across approximately 453,000 square feet and several city blocks, including Pier 17, the Tin Building and the Historic District. The Seaport District also includes the 250 Water Street parking lot and our interest in the 66-room Mr. C Seaport hotel.

•
As of December 31, 2019, total project costs, not including insurance proceeds, for Pier 17, the Tin Building and Seaport District Historic Area / Uplands, are estimated to be $832.5 million, of which $654.6 million has already been spent.

Strategic Developments

•	Consists of 21 development or redevelopment projects, excluding the Seaport District.

•
As of December 31, 2019, total project costs, excluding the Seaport District, are estimated to be $3.5 billion, of which $2.1 billion has already been spent. Our remaining equity requirements, net of debt and buyer deposits to be drawn, are $74.5 million relative to $422.9 million of cash on hand as of December 31, 2019.

Our Competitive Strengths

We believe that we distinguish ourselves from other real estate companies through the following competitive strengths:

•
Management Team with Track Record of Value Creation.  We have completed the development of over 5.2 million square feet of office and retail operating properties, 2,516 multi-family units and 909 hospitality keys since 2011. Excluding land which we own, we have invested approximately $2.0 billion in these developments, which is projected to generate a 9.5% yield on cost, or $192.7 million per year of NOI upon stabilization. At today’s market cap rates, this implies value creation to our shareholders in excess of $1.0 billion. Our investment of approximately $444.9 million of cash equity in our development projects since inception, which is computed as total costs excluding land less the related construction debt, is projected to generate a 25.5% return on cash equity assuming a 5.0% cost of debt, which approximates our weighted-average cost. These investments and returns exclude condominium development as well as projects under construction such as the Seaport District. We exclude condominium developments since they do not result in recurring NOI, and we exclude projects under development due to the wider range of NOI they are expected to generate upon stabilization. In Ward Village, we have either opened or have under construction 2,697 condominium units, which have approximately 89.8% units sold as of December 31, 2019 at a targeted profit margin, excluding land costs, of 23.6% or $747.3 million.

•	Unique, Diverse Portfolio. We own a portfolio with many diverse market leading assets located across 9 states with a combination of steady cash flow and longer-term value creation opportunities.

•
Significant Value Creation Opportunity.  We own one of the preeminent development pipelines in the world with over 50.0 million square feet of vertical entitlements remaining across our portfolio. This represents approximately 10 times the 5.2 million square feet we have delivered in the last nine years without having to acquire another development site or external asset, which we believe is a significant competitive advantage over other real estate development corporations.

•
Low Leverage, Flexible Balance Sheet.  As of December 31, 2019, our total debt equaled approximately 48.7% of the book value of our total assets, which we believe is significantly less than our market value. Our net debt, which includes our share of debt of real estate and other affiliates less cash and Special Improvement District (“SID”) and Municipal Utility District (“MUD”) receivables, equaled approximately 36.6% of our total enterprise value. “Real estate and other affiliates” refers to partnerships or joint ventures primarily for the development and operation of real estate assets. We finished the year with $422.9 million of cash on hand. We have focused our efforts on obtaining non-recourse debt for both our construction financing and long-term fixed-rate mortgage financing and have limited cross-collateralization for construction financing. Our low leverage, with a focus on project specific financing, provides substantial insulation against potential downturns and provides us with the flexibility to evaluate new real estate project opportunities.

•
Self-Funded Business Plan.  One of our key differentiators is our ability to self-fund significant portions of our new development without having to dispose of our recently completed developments or raise additional equity. Our residential land sales, recurring NOI and profits on the sales of condominium units generate substantial amounts of free cash flow, which is used to fund the equity required to execute our many development opportunities. Furthermore, we are not required to pay dividends and are not restricted from investing in any asset type, amenity or service, providing further flexibility as compared to many other real estate companies, which are limited in their activities because they have elected to be taxed as real estate investment trusts (“REIT”). We believe our structure currently provides significant financial and operating flexibility to maximize the value of our real estate portfolio.

Overview of Business Segments

The following further describes our four business segments and provides a general description of the assets comprising these segments. This section should be referred to when reading Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations, which contains information about our financial results and operating performance for our business segments.

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

Our MPCs have won numerous awards for design excellence and for community contribution. Summerlin and Bridgeland were again ranked by Robert Charles Lesser & Co., LLC (“RCLCO”), capturing third and 12th highest selling master planned communities in the nation, respectively, for the year ended December 31, 2019. Summerlin was also recognized as “Master Planned Community of the Year” from the National Association of Homebuilders (“NAHB”) for 2019. See the MPC section of Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations for details of additional accolades awarded to our MPCs.

We expect the competitive position, desirable locations and land development expertise to drive the long-term growth of our MPCs. As of December 31, 2019, our MPCs include 9,943 remaining saleable acres of land. Residential sales, which are generated primarily from the sale of finished lots and undeveloped superpads to residential homebuilders and developers, include standard and custom parcels designated for detached and attached single family homes, and range from entry-level to luxury homes. Superpad sites are generally 20 to 25-acre parcels of unimproved land where we develop and construct the major utilities (water, sewer and storm drainage) and roads to the borders of the parcel and the homebuilder completes the on-site utilities, roads and finished lots. Revenue is also generated through price participation with homebuilders.

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

Seaport District

Our Seaport District segment is part non-stabilized operating asset, part development project and part operating business. The Seaport District businesses are comprised of the landlord operations, managed businesses, and events and sponsorships categories. As we own, either entirely or in joint venture, many of the businesses, the NOI and stabilization of the Seaport District is less predictable than our Operating Assets segment.

Construction of the Jean-Georges food hall in the Tin Building, the remaining current redevelopment project at the Seaport District, is expected to be substantially complete in early 2021 with an expected opening by summer 2021, assuming that we receive the necessary approvals on a timely basis. Total estimated aggregate project costs remaining to be spent and funded by us as of December 31, 2019, for the Seaport District projects currently under construction are $177.9 million, excluding insurance proceeds.

Strategic Developments

Our Strategic Developments segment consists of 21 development or redevelopment projects, most of which require extensive planning and expertise in large-scale and long-range development to maximize their highest and best uses. The strategic process is complex and unique to each asset and requires on-going assessment of the changing market dynamics prior to the commencement of construction. We must study each local market, determine the highest and best use of the land and necessary improvements to the area, obtain entitlements and permits, complete architectural design and construction drawings, secure tenant commitments and obtain and commit sources of capital.

We are in various stages of predevelopment or execution of our strategic plans for many of these assets based on market conditions. As of December 31, 2019, we had 9 properties under construction and not yet placed into service. Total estimated aggregate project costs remaining to be spent on our properties under construction as of December 31, 2019, are $1.3 billion, of which $496.9 million remains to be funded by us and the balance will be funded with existing debt. We generally obtain construction financing to fund the majority of the costs associated with developing these assets.

The chart below presents our assets classified by geographic location, reportable segment and predominant use at December 31, 2019:

Geographic	Operating		Master Planned	Seaport	Strategic
Region	Assets		Communities	District	Developments

Houston
	Retail	Office	• Bridgeland		Under Construction
	• Creekside Park West (a)	• 100 Fellowship Drive (a)(b)	• The Woodlands		• Creekside Park Apartments Phase II
	• Creekside Village Green	• One Hughes Landing	• The Woodlands Hills		• Millennium Phase III Apartments
	• Hughes Landing Retail	• Two Hughes Landing			• 8770 New Trails
	• 1701 Lake Robbins	• Three Hughes Landing			• Two Lakes Edge
	• Lakeland Village Center at Bridgeland	• 1725-1735 Hughes Landing
	• Lake Woodlands Crossing Retail (c)	Boulevard			Other
	• 20/25 Waterway Avenue	• 2201 Lake Woodlands Drive			• Century Park (e)
	• Waterway Garage Retail	• Lakefront North (d)
	• 2000 Woodlands Parkway	• 9303 New Trails
• 3831 Technology Forest
	Multi-family	Drive
	• Creekside Park Apartments (c)	• 3 Waterway Square
	• Lakeside Row (a)	• 4 Waterway Square
	• Millennium Six Pines Apartments (f)	• The Woodlands Towers at
	• Millennium Waterway Apartments	The Waterway (e)
	• One Lakes Edge	• 1400 Woodloch Forest

	Hospitality	Other
	• Embassy Suites at Hughes Landing	• HHC 242 Self-Storage
	• The Westin at The Woodlands	• HHC 2978 Self-Storage
	• The Woodlands Resort &	• Hughes Landing Daycare (a)(b)
	Conference Center	• Stewart Title of Montgomery
County, TX (g)
• The Woodlands Parking
Garages
• Woodlands Sarofim #1 (g)
• Woodlands Ground Lease
• The Woodlands Warehouse (e)
Las Vegas
	Retail	Office	• Summerlin		Other
	• Downtown Summerlin	• Aristocrat (c)			• 80% Interest in Fashion
		• One Summerlin	Other		Show Air Rights
	Multi-family	• Two Summerlin (c)	• The Summit (g)
• Constellation (f)
	• Tanager Apartments (a)	Other
• Hockey Ground Lease
• Las Vegas Aviators
• Las Vegas Ballpark (a)(h)
• Summerlin Hospital Medical
Center (g)
Columbia
	Retail	Office	• Columbia		Under Construction
	• Columbia Regional Building	• 10-70 Columbia Corporate			• Merriweather District Area 3
		Center			Standalone Restaurant
	Multi-family	• Columbia Office Properties			• Juniper Apartments (i)
	• The Metropolitan Downtown	• One Mall North
	Columbia (g)	• One Merriweather			Other
	• m.flats/TEN.M (c)(g)	• Two Merriweather			• American City Building (j)
		• 6100 Merriweather (a)			• Ridgely Building (j)
• Sterrett Place (j)
New York
Retail
• Seaport District Historic Area/
Uplands
• Pier 17 (c)

Multi-family
• 85 South Street

Hospitality
• Mr. C Seaport (c)(g)
• Bar Wayo (g)

Under Construction
• Tin Building

Other
• 250 Water Street

Geographic	Operating		Master Planned	Seaport	Strategic
Region	Assets		Communities	District	Developments

Honolulu
	Retail	Other			Under Construction
	• Ward Village Retail (k)	• Kewalo Basin Harbor			• ‘A‘ali‘i
• Kō'ula

Unsold Condominium Inventory
• Anaha
• Waiea
Other
	Retail				Under Construction
	• Outlet Collection at Riverwalk				• 110 North Wacker (l)

Other
• Circle T Ranch and Power Center (g)
• The Elk Grove Collection
• Landmark Mall
• Maui Ranch Land
• Monarch City

(a)	Asset was placed in service and moved from Strategic Developments to Operating Assets during 2019.

(b)	Asset was derecognized and a Net investment in lease receivable was recorded during 2019. Refer to Note 1 - Summary of Significant Accounting Policies for additional information.

(c)	Asset was placed in service and moved from Strategic Developments to Operating Assets during 2018.

(d)	Lakefront North is comprised of two office buildings.

(e)	Asset was acquired in 2019.

(f)	Asset was held as a joint venture until our acquisition of our partner’s interest.

(g)	A non-consolidated investment. Refer to Note 2 - Real Estate and Other Affiliates in our Notes to Consolidated Financial Statements.

(h)	Formerly known as Summerlin Ballpark.

(i)	Formerly known as Columbia Multi-family.

(j)	Assets demolished and represent future development rights.

(k)	Includes retail within the recently opened Waiea, Anaha, Ae‘o and Ke Kilohana condominium towers.

(l)	Asset is in redevelopment and moved from Operating Assets to Strategic Developments during 2018.

Competition

The nature and extent of our competition depends on the type of property involved. With respect to our Operating Assets and Seaport District segments, we primarily compete for retail and office tenants and hospitality guests. We also compete for residential tenants in our Operating Assets segment. We believe the principal factors that retailers consider in making their leasing decisions include: (1) consumer demographics; (2) age, quality, design and location of properties; (3) neighboring real estate projects that have been developed or that we, or others, may develop in the future; (4) diversity of retailers and anchor tenants at shopping center locations; (5) management and operational expertise; and (6) rental rates. The principal factors influencing tenant leasing decisions for our office space include: (1) rental rates; (2) attractive views; (3) walkable retail; (4) commute time; (5) efficiency of space; and (6) demographics of available workforce. For residential tenants of our multi-family properties in our Operating Assets segment, we believe the factors that impact their decision of where to live are: (1) walkability/proximity to work; (2) amenities; and (3) the best value for their money. Our hospitality guests generally make decisions on which hotel they prefer based on: (1) the nature and intention of their trip; (2) brand loyalty; or (3) location and convenience to either an urban or open resort experience.

With respect to our MPC segment, we compete with other landholders and residential and commercial property developers primarily in the development of properties within Las Vegas, Nevada; the greater Houston, Texas area; and the Baltimore, Maryland/Washington, D.C. markets. Significant factors that we believe allow us to compete effectively in this business include:

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

With respect to our Strategic Developments segment and certain developable assets in our Seaport District segment, including the Tin Building and 250 Water Street, our direct competitors include other commercial property developers and other owners of commercial real estate that engage in similar businesses. With respect to our Strategic Developments segment, we also compete with residential condominium developers. With significant existing entitlements, we hold an advantage over many of our competitors in our markets in that we already own and control, or have significant influence over, substantial acreage for development. We also own the majority of square feet of each product type in many of our markets.

Environmental Matters

Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of remediation of certain hazardous substances, including petroleum and certain toxic substances (collectively “hazardous substances”) on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. The costs of remediation of such substances may be substantial, and the presence of such substances, or the failure to remediate such substances, may adversely affect the owner’s ability to sell such real estate or to obtain financing using such real estate as collateral.

Substantially all of our properties have been subject to third-party Phase I Environmental Site Assessments (“ESA”), which are intended to evaluate the environmental condition of the surveyed and surrounding properties. This includes the 250 Water Street property in the Seaport District, which we purchased in June 2018. The Phase I ESA and a limited Phase II Environmental Site Investigation (“ESI”) for 250 Water Street indicated the presence of typical historical fill, one underground petroleum storage tank and an associated, limited area of petroleum impacts and mercury in soil in certain areas above expected background levels. The property’s current use as a parking lot does not require remediation. The property is in the New York State Brownfield Cleanup Program (“BCP”) with the Company as a “volunteer” (an entity not responsible for the contamination), and will be remediated, as necessary, under the BCP prior to or concurrent with future redevelopment activities. As a result, as of December 31, 2019, neither the ESA or ESI for 250 Water Street nor the completed ESAs of our other properties have revealed any known environmental liability that we believe would have a material adverse effect on our overall business, financial position or results of operations. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that the conditions have changed since the assessments were prepared (typically prior to the time the property was purchased or encumbered with debt). Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability on us, or the current environmental condition of our properties will not be adversely affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us.

Future development opportunities may require additional capital and other expenditures to comply with federal, state and local statutes and regulations relating to the protection of the environment. In addition, there is a risk when redeveloping sites that we might encounter previously unknown contamination that requires remediation, which could affect the speed of redevelopment. Where redevelopment involves renovating or demolishing existing facilities, we may be required to undertake abatement and/or the removal and disposal of building materials that contain hazardous materials. We cannot predict with any certainty the magnitude of any such expenditures or the long-range effect, if any, on our operations. Compliance with existing laws has not had a material adverse effect on our current or past operating results or competitive position, but it is possible that future laws could have such an effect on our operating results or competitive position in the future.

Employees

As of December 31, 2019, we had approximately 1,500 employees, approximately 800 of whom were employed at our hospitality properties, including the Seaport District.

Available Information

Our website address is www.howardhughes.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other publicly filed documents, including all exhibits filed therewith, are available and may be accessed free of charge through the “Investors” section of our website under the SEC Filings subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC at www.sec.gov. Also available through the “Investors” section of our website are reports filed by our directors and executive officers on Forms 3, 4 and 5, and amendments to those reports. Our website and included or linked information on the website are not incorporated into this Annual Report on Form 10-K. From time to time, we use our website as an additional means of disclosing public information to investors, the media and others interested in us.

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

We recently announced that our Chief Executive Officer, David R. Weinreb, and our President, Grant Herlitz, have stepped down from the Company, effective October 21, 2019. We have appointed Paul Layne as Chief Executive Officer. Our future performance will depend, in part, on the successful transition of Mr. Layne as our new Chief Executive Officer. If we do not successfully manage our CEO transition, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business. Our future performance will also continue to depend on the services and contributions of our other senior management and key employees to execute on our Transformation Plan and to identify and pursue new opportunities.

The proposed sale of our non-core assets is subject to various risks and uncertainties and may not be completed on the terms or timeline currently contemplated, if at all.

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

We may experience unexpected difficulties and incur unexpected costs in the relocation of our headquarters from Dallas, Texas to The Woodlands, Texas
As part of our Transformation Plan, we announced that we would relocate our headquarters from Dallas, Texas to The Woodlands, Texas. There is a possibility that some members of senior management and key employees will decide to leave the Company instead of moving to The Woodlands. The loss of services of members of senior management or other key employees could significantly delay or prevent the achievement of our development and strategic objectives and could adversely affect our business, financial condition and operating results. In addition, the relocation of our headquarters is a major undertaking and actual costs related to the relocation, including the costs to backfill members of senior management or key employees who choose not to relocate, may exceed our estimates.

Our MPC segment is highly dependent on homebuilders.

We are highly dependent on our relationships with homebuilders to purchase superpad sites and lots at our MPCs. Our business will be adversely affected if homebuilders do not view our MPCs as desirable locations for homebuilding operations or due to a change in demand, our inability to achieve certain pricing arrangements or upon an overall decline in general market conditions. Also, some homebuilders may be unwilling or unable to close on previously committed lot purchases due to our failure to meet certain conditions in our agreements or otherwise. As a result, we may sell fewer lots and, in certain instances suspend any of our MPC developments. This would result in lower land sales revenues, which could have an adverse effect on our financial position and results of operations.

Our development, construction and sale of condominiums are subject to state regulations and may be subject to claims from the condominium owner’s association at each project.

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

Seaport District Operational Risk

The Seaport District’s operational results are volatile. The increased volatility is largely the result of: (i) seasonality; (ii) potential sponsorship revenue; (iii) potential event revenue; and (iv) business operating risks from various start-up businesses. We own, either wholly or through joint ventures, and in some instances operate, several start-up businesses in the Seaport District. As a result, the revenues and expenses of these businesses directly impact the net operating income of the Seaport District, which could have an adverse effect on our financial position and results of operations. This is in contrast to our other retail properties where we generally receive lease payments from unaffiliated tenants and are not necessarily impacted by the operating performance of their underlying businesses.

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

Many of the properties we own are located in the same or a limited number of geographic regions, including Texas, Hawai‘i, Nevada, New York and Maryland. Our operations at the properties in these states are generally subject to significant fluctuations by various factors that are beyond our control such as the regional and local economy, which may be negatively impacted by material relocation by residents, industry slowdowns, plant closings, increased unemployment, lack of availability of consumer credit, levels of consumer debt, housing market conditions, adverse weather conditions, natural disasters and other factors, as well as the local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, hotel rooms and the availability and creditworthiness of current and prospective tenants.

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

For example, we are directly paying the costs to repair certain defects at the Waiea condominium tower in Ward Village and will seek to recoup these costs from the general contractor and other responsible parties. In 2018, we recognized a $13.4 million charge for certain window repairs at Waiea, and we currently are in settlement discussions with the Waiea homeowners association, which could result in us agreeing to fund the repair cost for certain other alleged construction defects at Waiea. If we do agree to fund these repair costs, we expect to fully recover these costs from the general contractor or the other responsible parties.

Our indebtedness could adversely affect our business, prospects, financial condition or results of operations and prevent us from fulfilling our obligations under our Senior Notes and the Loans.

We have a significant amount of indebtedness. As of December 31, 2019, our total consolidated debt was approximately $4.1 billion (excluding an undrawn balance of $120.0 million under our revolving facilities) of which $1.6 billion was recourse to the Company. In addition, we have $184.2 million of recourse guarantees associated with undrawn construction financing commitments as of December 31, 2019. As of December 31, 2019, our proportionate share of the debt of our non-consolidated joint ventures (“Real estate and other affiliates”) was $100.3 million based upon our economic ownership. All of the debt of our real estate and other affiliates is non-recourse to us.

Subject to the limits contained in the indenture governing the $1,000,000,000 5.375% senior notes due 2025 (the “Senior Notes”), the limits contained in the Loan Agreements (as defined below) which mature on September 18, 2023 and any limits under our other debt agreements, we may need to incur substantial additional indebtedness from time to time, including project indebtedness for developments by our subsidiaries. If we incur additional indebtedness, the risks related to our level of indebtedness could intensify. Specifically, an increased level of indebtedness could have important consequences, including:

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

The indenture governing our Senior Notes contains, and some of our other debt agreements contain, certain restrictions. These restrictions limit our ability or the ability of certain of our subsidiaries to, among other things:

•	incur indebtedness or issue certain equity;

•	create certain liens;

•	pay dividends on, redeem or repurchase capital stock or make other restricted payments;

•	make investments;

•	incur obligations that restrict the ability of our subsidiaries to make dividend or other payments to us;

•	consolidate, merge or transfer all, or substantially all, of our assets;

•	enter into transactions with our affiliates; and

•	create or designate unrestricted subsidiaries.

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

We may be required to take action to reduce our debt or act in a manner inconsistent with our business objectives and strategies to meet such ratios and satisfy the covenants in our debt agreements. Events beyond our control, including changes in economic and business conditions in the markets in which we operate, may affect our ability to do so. We may not be able to meet the ratios or satisfy the covenants in our debt agreements, and we cannot assure that our lenders will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios, under our debt agreements would likely result in a default under such debt agreements, which may accelerate the principal and interest payments of the debt and, if such debt is secured, result in the foreclosure on certain of our assets that secure such debt. A breach of any of the covenants in, or our inability to maintain the required financial ratios, under our debt agreements also would prevent us from borrowing additional money under such agreements that include revolving credit facilities. A default under any of our debt agreements could, in turn, result in defaults under other obligations and result in other creditors accelerating the payment of other obligations and foreclosing on assets securing such obligations, if any.

Any such defaults could materially impair our financial condition and liquidity. In addition, if the lenders under any of our debt agreements or other obligations accelerate the maturity of those obligations, we cannot assure that we will have sufficient assets to satisfy our obligations under the notes or our other debt.

The Loan Agreements governing our $615,000,000 Term Loan and $85,000,000 Revolver Loan contain restrictions which may limit our ability to operate our business.

The loan agreements governing our Term Loan and Revolver loan (the “Loan Agreements”) contain representations and covenants which are customary for a loan agreement of this type, including financial covenants related to maintenance of interest coverage ratios and loan-to-value ratios with respect to the certain mortgaged properties, taken as a whole. The Loan Agreements also contain customary events of default, certain of which are subject to cure periods. These restrictions limit the ability of certain of our subsidiaries to, among other things:

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

Our business objective includes the development and redevelopment of our properties, particularly those in our Strategic Developments segment, which we may be unable to do if we do not have, cannot obtain or cannot generate sufficient capital from MPC land sales or operations, debt capital from lenders or the capital markets, or government incentives, such as tax increment financing, to proceed with planned development, redevelopment or expansion activities. We may be unable to obtain an anchor store, mortgage lender and property partner approvals that are required for any such development, redevelopment or expansion. We may abandon redevelopment or expansion activities already underway that we are unable to complete due to the inability to secure additional capital to finance such activities. This may result in charge-offs of costs previously capitalized. In addition, if redevelopment, expansion or reinvestment projects are unsuccessful, the investment in such projects may not be recoverable, in full or in part, from future operations or sale resulting in impairment charges.

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

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

As of December 31, 2019, we had approximately $2.2 billion of mortgages, notes and loans payable indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. The Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short-term repurchase agreements - the Secured Overnight Financing Rate (“SOFR”). At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our mortgage notes, which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

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

Certain provisions of the Internal Revenue Code could limit our ability to fully utilize certain tax assets if we were to experience a “change of control.” If such an event were to occur, the cash flow benefits we might otherwise have received would be eliminated. For example, we currently have approximately $457.6 million of federal net operating loss carryforwards, $25.0 million of which are subject to the separate return year limitation rules.

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

Future terrorist attacks in the United States or other acts of violence may result in declining economic activity, which could harm the demand for goods and services offered by tenants and the value of our properties and might adversely affect the value of an investment in our securities. Such a resulting decrease in retail demand could make it difficult to renew or re-lease properties at lease rates equal to or above historical rates. Terrorist activities or violence also could directly affect the value of our properties, including a high-profile property such as the Seaport District, through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that tenants are affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of new or redeveloped properties, and limit access to capital or increase the cost of capital.

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

We cannot predict with any certainty the magnitude of any expenditures relating to the environmental compliance or the long-range effect, if any, on our operations. Compliance with such laws has not had a material adverse effect on our operating results or competitive position in the past but could have such an effect on our operating results and competitive position in the future.

Compliance with the Americans with Disabilities Act may be a significant cost for us.

The Americans with Disabilities Act of 1990, as amended (“ADA”), requires that all public accommodations and commercial facilities, including office buildings, meet certain federal requirements related to access and use by disabled persons. Compliance with ADA requirements could involve the removal of structural barriers from certain disabled persons’ entrances which could adversely affect our financial condition and results of operations. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses. Noncompliance with the ADA or similar or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. In addition, changes to existing requirements or enactments of new requirements could require significant expenditures. Such costs may adversely affect our business, financial and results of operations.

Some of our directors are involved in other businesses including real estate activities and public and/or private investments and, therefore, may have competing or conflicting interests with us.

Certain of our directors have and may in the future have interests in other real estate business activities and may have control or influence over these activities or may serve as investment advisors, directors or officers. These interests and activities, and any duties to third parties arising from such interests and activities, could divert the attention of such directors from our operations. Additionally, certain of our directors are engaged in investment and other activities in which they may learn of real estate and other related opportunities in their non-director capacities. Our Code of Business Conduct and Ethics applicable to our directors expressly provides, as permitted by Section 122(17) of the Delaware General Corporation Law (the “DGCL”), that our non-employee directors are not obligated to limit their interests or activities in their non-director capacities or to notify us of any opportunities that may arise in connection therewith, even if the opportunities are complementary to, or in competition with, our businesses. Accordingly, we have no expectation that we will be able to learn of or participate in such opportunities. If any potential business opportunity is expressly presented to a director exclusively in his or her director capacity, the director will not be permitted to pursue the opportunity, directly or indirectly through a controlled affiliate in which the director has an ownership interest, without the approval of the independent members of our board of directors.

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

•
the successful transition of our new Chief Executive Officer and the services and contribution of our other senior management and key employees to execute on our Transformation Plan and to identify new opportunities;

•	the sale of our non-core assets;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the Securities and Exchange Commission;

•	announcements relating to litigation;

•	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our stock;

•	changes in accounting principles;

•	events or factors resulting from natural disasters, such as the impact of Hurricane Harvey in the Houston, Texas area; and

•	other events or factors, including those resulting from war, acts of terrorism, or responses to these events.

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

Provisions in our certificate of incorporation, our by-laws, Delaware law, stockholder’s rights agreement and certain other agreements may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

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

In addition, we are a Delaware corporation, and Section 203 of the DGCL applies to us. In general, Section 203 prevents an “interested stockholder” from engaging in certain “business combinations” with us for three years following the date that person becomes an interested stockholder subject to certain exceptions. The statute generally defines “interested stockholder” as any person that is the owner of 15% or more of the outstanding voting stock or is our affiliate or associate and was the owner of 15% or more of outstanding voting stock at any time within the three-year period immediately before the date of determination.

We have granted a waiver of the applicability of the provisions of Section 203 of the DGCL to Pershing Square Capital Management, L.P., PS Management GP, LLC and William A. Ackman, chairman of our Board (together, “Pershing Square”) such that Pershing Square may increase its position in our common stock up to 26% of the outstanding shares without being subject to Section 203’s restrictions on business combinations. As such, Pershing Square, through its ability to accumulate more common stock than would otherwise be permitted under Section 203, has the ability to become a large holder that would be able to affect matters requiring approval by Company stockholders, including the election of directors and approval of mergers or other business combination transactions. The Board also amended the Company’s Corporate Governance Guidelines to reflect that it will grant to any stockholder a waiver of the applicability of Section 203 of the DGCL to the acquisition of up to 26% of the Company’s outstanding voting stock upon the request of such stockholder, subject to the Board’s fiduciary duties and applicable law.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES

Our headquarters are located in Dallas, Texas. We also maintain offices at certain of our properties nationwide, including The Woodlands, Texas; Honolulu, Hawai‘i; New York, New York; Columbia, Maryland; and Las Vegas, Nevada, which serve operations across all segments. We believe our present facilities are sufficient to support our operations. However, as announced in October 2019, we will consolidate our Dallas corporate headquarters with our largest regional office in The Woodlands, driving substantial cost savings and increased synergies.

Operating Assets

In our Operating Assets segment, we own a variety of asset types including retail, office, multi-family, hospitality and other assets and investments. Our portfolio includes approximately 9.0 million square feet of retail and office properties, 2,909 wholly and partially owned multi-family units, 909 combined keys at wholly owned hospitality properties, and wholly and partially owned other properties and investments. In addition to several other locations, our assets are primarily located in and around The Woodlands, Texas; Columbia, Maryland; Las Vegas, Nevada; and Honolulu, Hawai‘i.

The following table summarizes certain metrics of the retail properties (does not include any retail square feet within our multi-family or office assets) within our Operating Assets segment as of December 31, 2019:

Retail Properties	Location	Rentable Sq.Ft./Units		% Leased	Annualized Base Rent (In thousands) (a)	Annualized Base Rent Per Square Foot (a)	Year Built / Acquired / Last Renovated
The Woodlands
Creekside Park West	The Woodlands, TX	72,264	(b)	59.0%	$—	$—	2019
Creekside Village Green	The Woodlands, TX	74,670		89.0	2,040	30.18	2015
Hughes Landing Retail	The Woodlands, TX	126,131		100.0	4,039	32.02	2015
1701 Lake Robbins	The Woodlands, TX	12,376		100.0	508	41.03	2014
Lake Woodlands Crossing Retail	The Woodlands, TX	60,261		90.6	1,600	29.32	2018
20/25 Waterway Avenue	The Woodlands, TX	50,062		76.0	1,379	37.53	2007 / 2009
Waterway Garage Retail	The Woodlands, TX	21,513		78.0	625	37.44	2011
2000 Woodlands Parkway	The Woodlands, TX	7,900		100.0	243	30.75	1996
		425,177
Bridgeland
Lakeland Village Center at Bridgeland	Cypress, TX	83,488		88.0	1,641	30.40	2016

Columbia
Columbia Regional Building	Columbia, MD	89,199		100.0	2,633	29.52	2014

Summerlin
Downtown Summerlin	Las Vegas, NV	823,531	(c)	94.0	23,812	30.02	2014

Ward Village
Ward Village Retail - Pending Redevelopment	Honolulu, HI	583,837		87.9	12,560	27.67	2002
Ward Village - New or Renovated	Honolulu, HI	451,878		98.5	19,186	43.69	2012 - 2019
		1,035,715
Other
Outlet Collection at Riverwalk	New Orleans, LA	268,556	(d)	99.4	7,208	29.11	2014

Total		2,725,666

(a)
Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property for December 31, 2019, multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2019, divided by the average occupied square feet.

(b)
Creekside Park West was transferred from Strategic Developments in the fourth quarter of 2019 and tenants have not taken occupancy as of December 31, 2019. Therefore, the Annualized Base Rent and Annualized Base Rent Per Square Foot data is not meaningful.

(c)	Excludes 381,767 square feet of anchors, 206,279 square feet for One Summerlin, 144,615 square feet for Two Summerlin and 36,914 square feet of additional office space above our retail space.

(d)	The entire property is subject to a ground lease where we are the ground lessee.

The following table summarizes certain metrics of our office assets within our Operating Assets segment as of December 31, 2019:

Office Assets	Location	Rentable Sq.Ft./Units	% Leased	Annualized Base Rent (In thousands) (a)	Annualized Base Rent Per Square Foot (a)	Effective Annual Rent (In thousands) (b)	Effective Annual Rent per Square Foot (b)	Year Built / Acquired / Last Renovated
The Woodlands
100 Fellowship Drive (c)	The Woodlands, TX	203,257	100.0%	$—	$—	$—	$—	2019
One Hughes Landing	The Woodlands, TX	197,719	98.0	4,816	29.82	7,238	44.82	2013
Two Hughes Landing	The Woodlands, TX	197,714	97.0	5,774	30.13	8,745	45.64	2014
Three Hughes Landing	The Woodlands, TX	320,815	86.7	7,203	27.27	10,459	39.60	2016
1725 Hughes Landing Boulevard	The Woodlands, TX	331,754	95.0	6,291	20.04	8,816	28.08	2015
1735 Hughes Landing Boulevard	The Woodlands, TX	318,170	100.0	7,576	23.81	11,054	34.74	2015
2201 Lake Woodlands Drive	The Woodlands, TX	24,119	100.0	422	17.50	752	31.17	1994
Lakefront North	The Woodlands, TX	258,058	88.0	5,067	21.14	7,146	29.82	2018
9303 New Trails	The Woodlands, TX	97,967	87.0	1,226	15.82	1,851	23.88	2008
3831 Technology Forest Drive	The Woodlands, TX	95,078	100.0	2,254	23.70	3,250	34.18	2014
3 Waterway Square	The Woodlands, TX	232,021	100.0	6,703	28.89	9,523	41.05	2013
4 Waterway Square	The Woodlands, TX	218,551	100.0	6,458	29.55	9,038	41.36	2010
The Woodlands Towers at The Waterway (d)	The Woodlands, TX	1,403,440	100.0	—	—	—	—	2019
1400 Woodloch Forest	The Woodlands, TX	95,667	78.0	2,025	31.55	2,076	32.33	1981
		3,994,330
Columbia
10-70 Columbia Corporate Center	Columbia, MD	888,219	95.0	22,290	26.85	22,507	27.11	2012 / 2014
Columbia Office Properties (e)	Columbia, MD	62,038	89.0	1,741	31.60	1,772	32.17	1969 / 1972
One Mall North	Columbia, MD	98,619	97.0	2,823	29.79	2,864	30.23	2016
One Merriweather	Columbia, MD	206,865	97.2	6,864	35.76	7,003	36.49	2017
Two Merriweather	Columbia, MD	130,022	87.0	3,658	32.12	3,703	35.55	2017
6100 Merriweather (f)	Columbia, MD	318,545	50.0	—	—	—	—	2019
		1,704,308
Summerlin
Aristocrat (c)	Las Vegas, NV	181,534	100.0	—	—	—	—	2018
One Summerlin	Las Vegas, NV	206,279	99.0	7,914	38.66	8,082	39.48	2015
Two Summerlin	Las Vegas, NV	144,615	98.1	4,821	33.98	4,821	33.98	2018
		532,428
Total		6,231,066

(a)
Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property for December 31, 2019 multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2019 divided by the average occupied square feet.

(b)
Effective Annual Rent includes base minimum rent and common area maintenance recovery revenue. Effective Annual Rent Per Square Foot is the Effective Annual Rent divided by the average occupied square feet.

(c)
100 Fellowship Drive and Aristocrat are build-to-suit projects entirely leased by a single tenant. Therefore, the Annualized Base Rent and Effective Annual Rent details have been excluded for competitive reasons.

(d)
The Woodlands Towers at The Waterway was acquired on December 30, 2019, and therefore, the Annualized Base Rent, Annualized Base Rent Per Square Foot, Effective Annual Rent and Effective Annual Rent per Square Foot data is not meaningful.

(e)	Excludes the Ridgely Building which was moved to Strategic Developments in the fourth quarter of 2017.

(f)
6100 Merriweather was transferred from Strategic Developments in the fourth quarter of 2019. Therefore, the Annualized Base Rent, Annualized Base Rent Per Square Foot, Effective Annual Rent and Effective Annual Rent per Square Foot data is not meaningful.

The following tables summarize certain metrics of our multi-family, hospitality and other Operating Assets as of December 31, 2019:

Multi-family Assets	Location	Economic Ownership %	# Units	Retail Square Feet	% Leased	Average Monthly Rate	Average Monthly Rate Per Square Foot	Year Built / Acquired / Last Renovated
The Woodlands
Creekside Park Apartments	The Woodlands, TX	100.0%	292	—	92.0%	$1,504	$1.53	2018
Millennium Six Pines Apartments	The Woodlands, TX	100.0	314	—	92.0	1,844	1.92	2014
Millennium Waterway Apartments	The Woodlands, TX	100.0	393	—	95.0	1,513	1.68	2010
One Lakes Edge	The Woodlands, TX	100.0	390	23,280	93.0	2,137	2.16	2015

Bridgeland
Lakeside Row	The Woodlands, TX	100.0	312	—	33.0	1,411	1.43	2019

Columbia
The Metropolitan Downtown Columbia	Columbia, MD	50.0	380	13,591	98.0	2,095	2.22	2015
m.flats/TEN.M	Columbia, MD	50.0	437	28,026	95.0	2,007	2.26	2018

Summerlin
Constellation	Las Vegas, NV	100.0	124	—	95.0	2,223	1.99	2016
Tanager Apartments	Las Vegas, NV	100.0	267	—	56.0	1,945	2.00	2019
			2,909	64,897

Hospitality Assets	Location	Economic Ownership %	# Keys	2019 Average Daily Rate	2019 Revenue Per Available Room	Year Built / Acquired / Last Renovated
The Woodlands
Embassy Suites at Hughes Landing	The Woodlands, TX	100.0%	205	$202.87	$169.55	2015
The Westin at The Woodlands	The Woodlands, TX	100.0	302	220.47	165.15	2016
The Woodlands Resort & Conference Center	The Woodlands, TX	100.0	402	207.59	114.66	2014	(a)

(a)	The Woodlands Resort & Conference Center was built in 1974, expanded in 2002, and renovated in 2014.

Other Assets	Location	Economic Ownership %	Asset Type	Square Feet / Acres / Units / Spaces	% Leased	Year Built / Acquired / Last Renovated
The Woodlands
Hughes Landing Daycare	The Woodlands, TX	100%	Daycare	10,000	100.0%	2019
HHC 242 Self-Storage	The Woodlands, TX	100	Storage	639	82.0	2017
HHC 2978 Self-Storage	The Woodlands, TX	100	Storage	735	87.0	2017
Stewart Title of Montgomery County, TX	The Woodlands, TX	50	Title Company	—	N/A	—
Woodlands Ground Leases	The Woodlands, TX	100	Ground lease	N/A	N/A	2011
Woodlands Sarofim #1	The Woodlands, TX	20	Industrial	129,790	79.6	late 1980's
The Woodlands Warehouse	The Woodlands, TX	100	Warehouse	—	100.0	2019	(a)

Summerlin
Hockey Ground Lease	Las Vegas, NV	100	Ground lease	N/A	N/A	2017
Las Vegas Aviators	Las Vegas, NV	100	Minor League Baseball Team	—	N/A	2017
Las Vegas Ballpark	Las Vegas, NV	100	Ballpark	N/A	N/A	2019
Summerlin Hospital Medical Center	Las Vegas, NV	5	Hospital	—	N/A	1997

Ward Village
Kewalo Basin Harbor	Honolulu, HI	Ground Lease	Marina	55 acres	N/A	—

Other
Parking Garages	Various	100	Garage	6,784	N/A	2008 - 2018		(b)

(a)	The Woodlands Warehouse was acquired in 2019.

(b)	Parking Garages consists of Woodloch Forest Garage, Waterway Square Garage, Hughes Landing Garage, Ward Village Shops Garage, Ae‘o Garage, Lakefront Parking Garages and Two Summerlin Garage.

The following table summarizes our Operating Assets segment lease expirations:

Year	Number of Expiring Leases		Total Square Feet Expiring	Total Annualized Base Rent Expiring	% of Total Annual Gross Rent Expiring
2020	319	(a)	946,173	$12,704,763	4.5%
2021	135		583,077	11,967,111	4.2
2022	205		1,780,448	20,306,259	7.2
2023	126		716,137	20,707,394	7.3
2024	143		1,013,751	21,638,841	7.6
2025	214		1,264,644	31,874,020	11.3
2026	58		358,364	9,568,367	3.4
2027	68		733,507	18,565,517	6.6
2028	54		461,784	16,729,462	5.9
2029	61		735,900	13,597,490	4.8
2030+	197		3,236,691	105,549,314	37.2
Total	1,580		11,830,476	$283,208,538	100.0%

(a)	Includes 137 specialty leases totaling 211,548 square feet which expire in less than 365 days.

Master Planned Communities

Our MPCs are located in and around Houston, Texas; Las Vegas, Nevada; and Columbia, Maryland. The following table summarizes our MPCs, all of which are wholly owned, as of December 31, 2019:

								Remaining	Projected		Average	Undiscounted/
		Total				Average Price Per Acre		Saleable	Community		Cash	Uninflated Value
		Gross	Approx. No.	Remaining Saleable Acres		($ in thousands) (b)		Residential	Sell-Out Date		Margin (d)	($ in millions) (e)
Community	Location	Acres (a)	Residents	Residential	Commercial	Residential	Commercial	Lots (c)	Residential	Commercial	Residential	Residential	Commercial
Bridgeland	Cypress, TX	11,506	12,550	2,166	1,543	$422	$543	13,128	2034	2045	81%	$740	$838
Columbia	Columbia, MD	16,450	112,000	—	96	N/A	580	—	N/A	2023	N/A	—	56
Summerlin	Las Vegas, NV	22,500	113,000	2,991	831	676	1,125	35,477 (f)	2039	2039	70%	1,415	935
The Woodlands	Houston, TX	28,505	118,000	71	722	1,068	1,147	177	2022	2031	100%	76	828
The Woodlands Hills	Conroe, TX	2,055	300	1,348	175	274	515	4,560	2031	2030	92%	340	90
Total		81,016	355,850	6,576	3,367			53,342				$2,571	$2,747

(a)
Encompasses all of the land located within the borders of the master planned community, including parcels already sold, saleable parcels and non-saleable areas such as roads, parks and recreation areas, conservation areas and parcels acquired during the year.

(b)	Average Price Per Acre is the weighted-average land value per acre estimated in the Company’s 2020 land models, which include estimates of future pricing over the remaining life of each project.

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

The Summit

Within our Summerlin MPC, an exclusive luxury community named The Summit is being developed and managed through a joint venture with Discovery Land Company (“Discovery”), a leading developer of luxury communities and private clubs. The 555-acre community is expected to consist of approximately 250 homes, an 18-hole Tom Fazio designed golf course and other amenities for residents. See further discussion in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Seaport District

The Seaport District, located on the East River in Lower Manhattan, encompasses several city blocks (inclusive of Historic Area/Uplands, Pier 17 and Tin Building) and will total approximately 453,000 square feet of innovative culinary, fashion, entertainment and cultural experiences. Highlights include the renovated Pier 17, with a 1.5-acre rooftop that has a restaurant, outdoor bars and venue for special events, which opened in 2018. Additionally, approximately 53,000 square feet relate to the Tin Building which is being redeveloped.

The following table summarizes certain metrics of the Seaport District as of December 31, 2019:

		Real Estate Operations (Landlord) (a)					Managed Businesses (b)		Events, Sponsorships & Catering Business (g)	2019 Total
($ in thousands)		Historic District & Pier 17	Multi-Family (c)			Hospitality (d)	Historic District & Pier 17 (e)	Tin Building (f)
Project Status		Unstabilized	Stabilized			Unstabilized	Unstabilized	Under Construction	Unstabilized

Rentable Sq. Ft. / Units
Total Sq. Ft. / units		305,265	13,000	/	21	66	73,488	53,396	21,077
Leased Sq. Ft. / units	(h)	127,637	—	/	21	57	73,488	53,396	21,077
% Leased or occupied	(h)	42%	—%	/	100%	86%	100%	100%	100%

Development	(i)
Development costs incurred		$517,561	$—			$—	$—	$72,057	$—	$589,618
Estimated total costs (excl. land)		$594,018	$—			$—	$—	$173,452	$—	$767,470

(a)	Real Estate Operations (Landlord) represents physical real estate developed and owned by HHC.

(b)	Managed Businesses represents retail and food and beverage businesses that HHC owns, either wholly or through joint ventures, and operates, including license and management agreements.

(c)	Multi-Family represents 85 South Street which includes base level retail in addition to residential units.

(d)	Hospitality represents Mr. C Seaport, of which HHC has a 35% ownership interest. Percentage occupied is the average for the fourth quarter of 2019.

(e)	Includes our 90% share of NOI from Bar Wayō.

(f)	Represents the food hall by Jean-Georges.

(g)	Events, Sponsorships & Catering Business includes private events, catering, sponsorships, concert series and other rooftop activities.

(h)	The percent leased for Historic District & Pier 17 landlord operations includes agreements with terms of less than one year and excludes leases with our managed businesses.

(i)	Development costs incurred and Estimated total costs (excl. land) are shown net of insurance proceeds of approximately $65.0 million.

Strategic Developments

We continue to plan, develop and hold or seek development rights for unique properties primarily in New York, New York; Honolulu, Hawai‘i; Chicago, Illinois; The Woodlands, Texas; Allen, Texas; Alexandria, Virginia; Columbia, Maryland; and Las Vegas, Nevada. We continue to execute our strategic plans for developing several of these assets with construction either actively underway or pending. Once stabilized, Strategic Developments are transferred into our Operating Assets or Seaport District segments and increase recurring cash flow.

The majority of our Total Estimated Costs of projects currently under construction in our Strategic Developments segment relate to our projects in Honolulu at Ward Village and in Chicago at 110 North Wacker. Ward Village is a globally recognized urban master planned condominium community offering integration with local culture, access to parks and public amenities, unique retail experiences, exceptional residences and desirable workforce housing. 110 North Wacker is a 1.5 million square foot Class-A office building located between Wacker Drive and the Chicago River. The tower will feature an abundance of first-class modern amenities, including retail and dining options, a conference center, a fitness facility and state-of-the-art building systems. Refer to the Seaport District segment section for details of projects currently under construction in that segment.

The following table summarizes our Strategic Developments projects as of December 31, 2019:

($ in thousands)	Location	Size / GLA	Size (Acres)		Total Estimated Cost	Construction Start	Estimated Completion		Estimated Stabilization Date
Strategic Developments Under Construction
The Woodlands
Creekside Park Apartments Phase II	The Woodlands, TX	360 units	14		$57,472	Q3 2019	2021		2023
Millennium Phase III Apartments	The Woodlands, TX	163 units	2		45,033	Q2 2019	Q4 2020		2021
8770 New Trails	The Woodlands, TX	180,000	14		45,985	Q1 2019	Q1 2020		2020
Two Lakes Edge	The Woodlands, TX	386 units	3		107,706	Q2 2018	Q2 2020		2024

Chicago
110 North Wacker	Chicago, IL	1,500,000	1		722,643	Q2 2018	Q4 2020		2023

Columbia
Juniper Apartments	Columbia, MD	382 units / 56,683 retail	3		116,386	Q2 2018	Q1 2020		2023
Merriweather District Area 3 Standalone Restaurant	Columbia, MD	10,700	0.4		5,624	Q3 2019	Q4 2020		2021

Ward Village
‘A‘ali‘i	Honolulu, HI	750 units / 11,336 retail	2		411,900	Q4 2018	2021		N/A
Ae‘o	Honolulu, HI	465 units / 70,799 retail	3		429,603	Q1 2016	Open	(a)	N/A
Anaha	Honolulu, HI	317 units / 16,048 retail	2		401,314	Q4 2014	Open	(a)	N/A
Ke Kilohana	Honolulu, HI	423 units / 28,386 retail	1		218,898	Q4 2016	Open	(a)	N/A
Kō'ula	Honolulu, HI	565 units / 36,414 retail	2		487,110	Q3 2019	2022		N/A
Waiea	Honolulu, HI	174 units / 11,336 retail	2		464,269	Q2 2014	Open	(a)	N/A

Future Strategic Developments Rights or Pending Construction
The Woodlands
Century Park	Houston, TX	1,302,597	63	(b)

Columbia
Lakefront District	Columbia, MD	2,000,000		(c)

Summerlin
80% Interest in Fashion Show Air Rights	Las Vegas, NV	—	—

Other
Circle T Ranch and Power Center (b)	Dallas / Ft. Worth, TX	—	198
The Elk Grove Collection	Elk Grove, CA	—	64
Landmark Mall	Alexandria, VA	—	33
Maui Ranch Land	Maui, HI	—	20
Monarch City	Allen, TX	—	238

Commercial Land
The Woodlands
The Woodlands Commercial Land	The Woodlands, TX	—	13	(d)

Columbia
Merriweather District Land	Columbia, MD	—	23	(e)

Ward
Ward Commercial Land	Honolulu, HI	—	13	(f)

(a)	Retail for each open condominium tower has been placed into service.

(b)	We expect to remarket this asset, which was acquired in 2019.

(c)
We are currently approved for approximately 2.0 million square feet of net new mixed-use development which will include office, retail and residual assets. This future development district also includes the 3 acres of land related to Ridgely Building, Sterrett Place and American City Building, all of which have been demolished.

(d)	Represents 4 and 9 acres of land transferred and acquired, respectively, to the Strategic Developments segment in 2013 and 2019, respectively, for future development at The Woodlands.

(e)
Represents land transferred to the Strategic Developments segment in 2015 for future development in the Merriweather District in Columbia, Maryland, excluding acreage relating to One and Two Merriweather and 6100 Merriweather, all of which are now in service in our Operating Assets segment, as well as Juniper Apartments, which is reflected above.

(f)	Represents land transferred to the Strategic Developments segment for future development at Ward Village, excluding acreage related to ‘A‘ali‘i, Ae‘o, Anaha, Ke Kilohana, Kō'ula and Waiea.

ITEM 3.   LEGAL PROCEEDINGS

We, as part of our normal business activities, are a party to a number of legal proceedings. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. We disclose material pending legal proceedings pursuant to Securities and Exchange Commission rules and other pending matters as we may determine to be appropriate. As of December 31, 2019, management believes that any monetary liability or financial impact of claims or potential claims to which we might be subject after final adjudication of any legal procedures would not be material to our financial position or our results of operations. The cost of the Waiea settlement, however, could affect our cash flows for a limited period of time. See Note 10 - Commitments and Contingencies for further discussion.

ITEM 4.   MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “HHC.” No dividends have been declared or paid in 2019 or 2018. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, restrictions under debt agreements, financial condition and future prospects and other factors the board of directors may deem relevant.

Number of Holders of Record

As of February 20, 2020, there were 1,681 stockholders of record of our common stock.

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

Purchases of Equity Securities by the Issuer

Common Stock Repurchases

On October 31, 2019, the board of directors of The Howard Hughes Corporation approved a share repurchase program pursuant to which the board of directors granted a repurchase authorization to acquire shares of the Company’s common stock, par value $0.01 per share, having an aggregate value of up to $100 million in open market transactions. The date and time of such repurchases will depend upon market conditions. All repurchases will be made in compliance with, and at such times as permitted by, federal securities laws and may be suspended or discontinued at any time. The Company repurchased 496,000 shares of its stock in the year ended December 31, 2019.

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial data for the years ended December 31, 2019, 2018 and 2017, and as of December 31, 2019 and 2018, has been derived from our audited Consolidated Financial Statements, which are included in this Annual Report as referenced in the index on page F-1.

The selected historical financial data for the years ended December 31, 2016 and 2015, and as of December 31, 2017, 2016 and 2015, has been derived from our audited Consolidated Financial Statements for those years which are not included in this Annual Report.

The selected financial data set forth below are qualified in their entirety by, and should be read in conjunction with, “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes thereto included in this Annual Report.

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017	2016	2015
Operating Data:
Total revenues (a)	$1,300,539	$1,064,537	$1,100,120	$1,035,005	$797,088
Operating expenses	(1,028,972)	(830,226)	(803,981)	(728,647)	(581,156)
Depreciation and amortization	(155,798)	(126,565)	(132,252)	(95,864)	(98,997)
Total other (b)	34,541	(940)	58,483	115,151	30,902
Selling profit from sales-type leases	13,537	—	—	—	—
Interest expense, net	(95,577)	(73,542)	(60,525)	(64,365)	(59,158)
Gain (loss) on extinguishment of debt	4,641	—	(46,410)	—	—
Warrant liability (loss) gain	—	—	(43,443)	(24,410)	58,320
Gain on acquisition of joint venture partner's interest	—	—	23,332	27,088	—
Equity in earnings from real estate and other affiliates	30,629	39,954	25,498	56,818	3,721
(Provision) benefit for income taxes	(29,245)	(15,492)	45,801	(118,450)	(24,001)
Net income	74,295	57,726	166,623	202,326	126,719
Net (income) loss attributable to noncontrolling interests	(339)	(714)	1,781	(23)	—
Net income attributable to common stockholders	$73,956	$57,012	$168,404	$202,303	$126,719

Basic earnings (loss) per share:	$1.71	$1.32	$4.07	$5.12	$3.21

Diluted earnings (loss) per share:	$1.71	$1.32	$3.91	$4.73	$1.60

	Year Ended December 31,
(In thousands)	2019	2018	2017	2016	2015
Cash Flow Data:
Operating activities	$207,732	$210,520	$165,567	$239,103	$(79,431)
Investing activities	(1,232,897)	(841,771)	(315,604)	(33,958)	(568,988)
Financing activities	921,085	391,166	199,198	199,857	436,488

	As of December 31,
(In thousands)	2019	2018	2017	2016	2015
Balance Sheet Data:
Investments in real estate - cost (c)	$7,390,045	$6,265,574	$5,432,002	$5,056,216	$4,832,443
Total assets	8,413,766	7,355,799	6,729,064	6,367,382	5,721,582
Total debt	4,096,470	3,181,213	2,857,945	2,690,747	2,443,962
Total equity	3,332,988	3,238,126	3,188,551	2,571,510	2,363,889

(a)
We adopted Accounting Standards Update (“ASU”) 2014-09, Revenues from Contracts with Customers (Topic 606), on January 1, 2018 using the modified retrospective transition method, and 2017 amounts presented have not been adjusted. The adoption of the new standard primarily impacted the recognition of condominium rights and unit sales revenues and cost of sales. Prior to 2018, Condominium rights and unit sales revenues were required to be recognized under the percentage of completion method. Under the new guidance, revenue and cost of sales for condominium units sold are not recognized until the construction is complete, the sale closes and the title to the property has transferred to the buyer.

(b)
2019 includes gains of $24.1 million and $12.0 million and a loss of $8.8 million on the sales of Cottonwood Mall, West Windsor and Bridges at Mint Hill, respectively. 2017 includes the $32.2 million gain on sale of 36 acres of land at The Elk Grove Collection and the $20.2 million gain on sale of Kendall Town Center. 2016 includes the $140.5 million gain on the sale of 80 South Street and a $35.7 million impairment charge on Park West.

(c)	Amount represents Net investment in real estate excluding accumulated depreciation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes filed as a part of this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties, assumptions and other factors, including those described in Part I, “Item 1A. Risk Factors” and elsewhere in this Annual Report. These factors and others not currently known to us could cause our financial results in 2019 and subsequent fiscal years to differ materially from those expressed in, or implied by, those forward-looking statements. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

All references to numbered Notes are to specific Notes to our Consolidated Financial Statements included in this Annual Report and which descriptions are incorporated into the applicable response by reference. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes.

Overview

Please refer to “Item 1. Business” for a general description of each of the assets contained in our four business segments and “Item 2. Properties” for details regarding the size, location and key metrics about our various properties.

The following highlights significant milestones achieved during 2019 for the Company and each of our business segments. Each of these items is more fully described hereinafter (all items are pre-tax unless otherwise noted).

Throughout 2019, we demonstrated strong operating results driven by increases in earnings before taxes (“EBT”) in our Operating Assets, MPC and Strategic Developments segments of $88.6 million, or 29.1%, compared to 2018, offset by a decline in our Seaport District segment. The increase in the Operating Assets segment was primarily attributable to higher Minimum rental revenues as a result of placing various office properties into service subsequent to the fourth quarter of 2018, combined with increased occupancy at our office, multi-family and hospitality properties and higher Other rental and property revenues due to placing the Las Vegas Ballpark into service. The increase in the Strategic Developments segment was primarily attributable to the gains recognized for the sales of non-core assets. The increase in EBT in our MPC segment was primarily due to higher superpad sales at Summerlin and higher lot sales and the mix of lots sold at Bridgeland, The Woodlands and The Woodlands Hills. The decrease in our Seaport District segment is primarily attributable to increases in operating expenses as a result of opening new businesses and incurring pre-opening expenses and operating losses until those businesses stabilize. These changes are explained in further detail below.

In addition to these milestones, on December 30, 2019, the Company executed the largest acquisition in its history which included two Class AAA office towers with a combined 1.4 million square feet, a 125,801 square foot warehouse space and 9.3 acres of land in The Woodlands, TX, one of the Company’s core MPCs. The acquisition increased the Company’s office portfolio within The Woodlands MPC by approximately 50% and reinforced the Company’s standing as the community’s largest stakeholder.

Capital and Financing Activities

In 2019, we were able to maintain a strong balance sheet, financial flexibility and liquidity to fund future growth. As of December 31, 2019, we had $422.9 million of cash and cash equivalents, and approximately $424.9 million of debt payments due in 2020 based on extended maturity dates. This includes the $343.8 million bridge loan for the acquisitions of The Woodlands Towers at the Waterway and The Woodlands Warehouse, which we are currently documenting long-term financing on and anticipate closing in the first quarter of 2020.

Our liquidity was further enhanced during the year by obtaining approximately $452.3 million of new construction financings, obtaining $1.0 billion in other financings and receiving reimbursements of $6.9 million during the year from the $38.5 million in tax increment financing (“TIF”) bonds issued by Howard County, Maryland to offset our development costs.

Operating Assets

In our Operating Assets segment, we increased net operating income (“NOI”), including our share of NOI from equity investments and excluding properties sold or in redevelopment, by $36.4 million, or 20.2%, to $216.6 million in 2019, compared to $180.2 million in 2018. This increase was driven by increases of $18.2 million in our office properties, $10.2 million in our other properties category and $3.5 million in our hospitality properties, respectively. The increase in our other category is a result of placing the Las Vegas Ballpark into service in March 2019. The increases in our office and hospitality properties are mainly a result of increased occupancy, as well as NOI generated from assets placed into service in 2019 and late 2018.

Master Planned Communities

In 2019, MPC segment EBT increased by $54.6 million, or 26.9% compared to prior year, mainly as a result of higher superpad sales at Summerlin and higher lot sales and the mix of lots sold at Bridgeland, The Woodlands and The Woodlands Hills. At Bridgeland, land sales revenues increased $11.3 million, or 22.4%, due to higher residential land sales and the recognition of revenues deferred in previous periods. Land sales revenues at The Woodlands increased $8.3 million due to 13.4% and 13.9% increases in the number and price per acre of superpad and single-family sales, respectively, over the prior period. At The Woodlands Hills, land sales revenues increased 24.9% over the prior year primarily due to the mix and number of lots sold. In addition to $65.9 million of increased land sales revenues compared to prior year primarily due to a higher quantity of superpads sold, Summerlin’s average price per acre for the year ended December 31, 2019, was $659,000, or 11.5% higher than the same period in 2018, with the custom lots yielding $1,701,000 per acre.

Seaport District

In 2019, we increased Seaport District segment revenues $23.0 million compared to the prior year period. This increase is primarily a result of both our existing businesses including Cobble & Co., Garden Bar and 10 Corso Como Retail and Café, and new business openings such as The Fulton and Malibu Farm. Revenues from sponsorships and the summer concert series also contributed to the increase for the period.

Seaport District NOI loss, including our share of NOI from equity investments, increased to $15.7 million for 2019 compared to $6.2 million for the prior year period. Decreases in NOI of $6.1 million and $2.2 million for the year ended December 31, 2019, compared to 2018 in our landlord operations and managed businesses, respectively, were primary contributors to the overall decrease in NOI. The decrease is also impacted by our continued investment in the development of the Seaport District, particularly as it relates to funding of the start-up costs related to the retail, food and beverage and other operating assets, which we own and in some instances operate.

Strategic Developments

With two new condominium towers under construction, four towers delivered and the commencement of pre-sales for our seventh tower in January 2020, our Strategic Developments segment experienced another strong year of execution with respect to the sale of condominium units in Ward Village. We reported revenues of $448.9 million from condominium rights and unit sales at our residential condominium towers in Ward Village, compared to $357.7 million in 2018. Condominium rights and unit sales, net of costs decreased $16.0 million in 2019 compared to 2018 primarily due to the lower profit margin at Ke Kilohana, which is in line with our expectation given the concentration of workforce housing units in this tower. As of December 31, 2019, we have closed on the sales of a total of 1,373 units to residents. This year we also closed on a $293.7 million construction loan for ‘A‘ali‘i, accompanied by the opening of Ke Kilohana in May 2019.

The strength of our Strategic Developments segment is also apparent through our development progress. During 2019, we completed construction or redevelopment of: (i) Las Vegas Ballpark, home of the Las Vegas Aviators, our Triple-A baseball team; (ii) 100 Fellowship Drive, a 203,257 square foot build-to-suit project in The Woodlands; (iii) Hughes Landing Daycare, a build-to-suit project in The Woodlands; (iv) 6100 Merriweather, a 318,545 square foot office building in Columbia; (v) Tanager Apartments, a 267-unit apartment complex in Downtown Summerlin; (vi) Creekside Park West, a retail space in The Woodlands; (vii) Lakeside Row, a 312-unit multi-family development in Bridgeland; and (viii) Kewalo Harbor, our harbor in Honolulu that leases slips for charter, commercial fishing and recreational vessels. We commenced construction on four projects including: (i) 8770 New Trails, a 180,000 square foot build-to-suit office building in The Woodlands; (ii) Millennium Phase III Apartments, a 163-unit apartment building in The Woodlands; (iii) Creekside Park Apartments Phase II, a 360-unit apartment building in The Woodlands; and (iv) Merriweather District Area 3 Standalone Restaurant, part of the retail amenity for Merriweather’s Area 3 in Columbia.

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

Because our four segments, Operating Assets, MPC, Seaport District and Strategic Developments, are managed separately, we use different operating measures to assess operating results and allocate resources among them. The one common operating measure used to assess operating results for our business segments is EBT. EBT, as it relates to each business segment, represents the revenues less expenses of each segment, including interest income, interest expense, depreciation and amortization and equity in earnings of real estate and other affiliates. EBT excludes corporate expenses and other items that are not allocable to the segments. See discussion herein at Corporate income, expenses and other items for further details. We present EBT for each segment because we use this measure, among others, internally to assess the core operating performance of our assets.

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

Results of Operations

Our revenues are primarily derived from tenants and customers at our commercial, residential and hospitality operating properties, from overage rent and recoveries of operating expenses, from the sale of superpads and individual lots in our MPCs, and from the sale of condominium units.

The following table reflects our results of operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,			2019-2018	2018-2017
(In thousands, except per share amounts)	2019	2018	2017	Change	Change
Revenues
Operating Assets segment revenues	$400,131	$348,242	$317,296	$51,889	$30,946
MPC segment revenues	386,781	309,451	299,543	77,330	9,908
Seaport District segment revenues	55,645	32,632	10,259	23,013	22,373
Strategic Developments segment revenues	457,948	374,212	473,022	83,736	(98,810)
Total segment revenues	$1,300,505	$1,064,537	$1,100,120	$235,968	$(35,583)

Operating Assets segment EBT	$34,632	$3,836	$10,113	$30,796	$(6,277)
MPC segment EBT	257,586	202,955	190,351	54,631	12,604
Seaport District segment EBT	(59,242)	(23,862)	3,402	(35,380)	(27,264)
Strategic Developments segment EBT	101,111	97,954	174,807	3,157	(76,853)
Corporate income, expenses and other items	(230,547)	(207,665)	(257,851)	(22,882)	50,186
Income before taxes	103,540	73,218	120,822	30,322	(47,604)
(Provision) benefit for income taxes	(29,245)	(15,492)	45,801	(13,753)	(61,293)
Net income	74,295	57,726	166,623	16,569	(108,897)
Net (income) loss attributable to noncontrolling interests	(339)	(714)	1,781	375	(2,495)
Net income attributable to common stockholders	$73,956	$57,012	$168,404	$16,944	$(111,392)
Diluted income per share	$1.71	$1.32	$3.91	$0.39	$(2.59)

Total segment revenues for the year ended December 31, 2019, increased $236.0 million, or 22.2%, compared to the year ended December 31, 2018. Strategic Developments segment revenues increased $83.7 million, or 22.4%, primarily due to higher Condominium rights and unit sales at Ke Kilohana, while MPC segment revenues increased $77.3 million, or 25.0%, primarily due to higher superpad sales at Summerlin and higher lot sales and the mix of lots sold at Bridgeland, The Woodlands and The Woodlands Hills. Operating Assets segment revenues increased $51.9 million, or 14.9%, due to higher Minimum rental revenues as a result of placing various office properties into service subsequent to the fourth quarter of 2018, combined with increased occupancy at our office, multi-family and hospitality properties and higher Other rental and property revenues due to placing the Las Vegas Ballpark into service. Revenues at the Seaport District segment increased $23.0 million, or 70.5%, due to higher Other rental and property revenues associated with existing and new businesses at our Seaport District properties.

Total segment revenues for the year ended December 31, 2018, decreased compared to the year ended December 31, 2017, primarily due to a decrease in Strategic Developments segment revenues, which were meaningfully impacted by the adoption of ASU 2014-09, Revenues from Contracts with Customers (Topic 606) and its related amendments (the “New Revenue Standard”) as of January 1, 2018; see Note 1 - Summary of Significant Accounting Policies for additional information. Operating Assets segment revenue increased due to increases in Minimum rents and Tenant recoveries at our office, multi-family and retail properties, accompanied by increased room rates and conference and food and beverage revenue at our hospitality properties. Seaport District segment revenue increased due to higher Other rental and property revenues and sponsorship revenue associated with business openings and events at our Seaport District properties. MPC segment revenue for the year ended December 31, 2018 increased compared to the same period in 2017 primarily due to superpad sales at Summerlin and increased single-family lot sales at Bridgeland and The Woodlands Hills.

Net expenses related to Corporate income, expenses and other items increased for the year ended December 31, 2019 compared to the same period in 2018 due to a $53.0 million increase in general and administrative expenses due to corporate restructuring costs and consulting fees for technology and data integration projects and a $4.8 million increase in Corporate (loss) gain on sale or disposal of real estate and other assets, net due to the loss recognized on the sale of our corporate aircraft. These increases were partially offset by decreases of $16.5 million, $10.5 million and $6.2 million in Demolition costs, Corporate other income (loss), net and Development-related marketing costs, respectively. For the year ended 2018 compared to 2017, the increase was primarily due to the increases in the Provision for income taxes, general and administrative expenses, Demolition costs and Development-related marketing costs partially offset by the absence of $43.4 million in warrant liability expenses and $46.4 million of expenses related to the redemption of our $750.0 million senior notes due in 2021 that were incurred in 2017 but did not recur in 2018. Please refer to the Corporate income, expenses and other items section elsewhere in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion regarding the accounts comprising the Corporate income, expenses and other items line item.

The (Provision) benefit for income taxes increased for the year ended December 31, 2019 compared to 2018 due to an increase of $30.3 million in income before tax and changes in other permanent differences such as stock compensation deductions and non-deductible executive compensation. The increase in the (Provision) benefit for income taxes for the year ended December 31, 2018 compared to 2017 is due to a decrease of $47.6 million in income before tax and a 2017 tax benefit of $101.7 million related to a reduction in deferred tax liabilities resulting from legislation that was enacted on December 22, 2017.

We have significant permanent differences, primarily from stock compensation deductions and non-deductible executive compensation, which cause our effective tax rate to deviate from statutory rates. The effective tax rate based upon actual operating results is 28.3% for the year ended December 31, 2019 compared to 21.4% for the year ended December 31, 2018 and (37.4%) for the year ended December 31, 2017. The change in the tax rate from 2019 to 2018 was primarily attributable to decreased deductions related to stock and executive compensation. The change in the tax rate from 2018 to 2017 was primarily attributable to changes in the federal income tax rate due to the passage of the Tax Cuts and Jobs Act and non-deductible executive compensation. Other changes in both periods were changes in the valuation allowance related to our deferred tax assets, as well as other items which are permanent differences for tax purposes. For comparison purposes, if changes in the warrant liability, valuation allowance, and other material discrete adjustments to deferred tax liabilities were excluded from the effective tax rate computation and a federal statutory tax rate of 21% was applied, the effective tax rates would have been 20.0%, 19.6% and 21.5% for the years ended December 31, 2019, 2018 and 2017, respectively.

The increase in Net income attributable to common stockholders for the year ended December 31, 2019 compared to the year ended December 31, 2018 is primarily attributable to higher MPC land sales; the increase in the Gain (loss) on sale or disposal of real estate and other assets, net due to the sales of non-core assets; higher Minimum rental and Selling profit from sales-type leases revenues in the Operating Assets segment and higher Other rental and property revenues in the Operating Assets and Seaport District segments. These increases are partially offset by higher operating expenses at all four segments; higher Interest expense at the Seaport District due to interest incurred on the 250 Water Street and Seaport District debt facilities and higher Depreciation and amortization as a result of properties being placed into service. The higher operating expenses at the Seaport District are primarily due to start-up costs associated with opening new businesses.

The decrease in Net income attributable to common stockholders for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to decreased earnings in our Strategic Developments segment, which was impacted by the adoption of the New Revenue Standard as of the January 1, 2018 adoption date, as previously discussed. Additionally, we recognized Gain (loss) on sale or disposal of real estate and other assets, net of $55.2 million and Gain on acquisition of joint venture partner's interest of $23.3 million in 2017, which did not recur in 2018 and further contributed to the decrease in Net income attributable to common stockholders in 2018. These decreases were partially offset by the absence in 2018 of Warrant liability loss of $43.4 million and Loss on extinguishment of debt of $46.4 million, which were both recognized in 2017.

Please refer to the individual segment operations sections that follow for explanations of the results of each of our segments for the years ended December 31, 2019, 2018 and 2017.

Operating Assets

EBT for Operating Assets are presented below:

	Year Ended December 31,			2019-2018	2018-2017
(In thousands)	2019	2018	2017	Change	Change
Minimum rents	$214,130	$197,379	$175,518	$16,751	$21,861
Tenant recoveries	53,073	48,376	44,499	4,697	3,877
Hospitality revenues	87,864	82,037	76,020	5,827	6,017
Other rental and property revenues	42,875	20,450	21,259	22,425	(809)
Interest income from sales-type leases	2,189	—	—	2,189	—
Total revenues	400,131	348,242	317,296	51,889	30,946

Other property operating costs	(81,107)	(59,384)	(62,570)	(21,723)	3,186
Rental property real estate taxes	(32,563)	(28,706)	(25,879)	(3,857)	(2,827)
Rental property maintenance costs	(13,804)	(12,122)	(11,014)	(1,682)	(1,108)
Hospitality operating costs	(60,226)	(59,195)	(56,362)	(1,031)	(2,833)
Provision (recovery) for doubtful accounts	378	(5,038)	(2,596)	5,416	(2,442)
Total operating expenses	(187,322)	(164,445)	(158,421)	(22,877)	(6,024)
Segment operating income	212,809	183,797	158,875	29,012	24,922
Depreciation and amortization	(115,499)	(103,293)	(117,835)	(12,206)	14,542
Interest expense, net	(81,029)	(71,551)	(61,583)	(9,478)	(9,968)
Other income (loss), net	1,142	(7,107)	(279)	8,249	(6,828)
Equity in earnings from real estate and other affiliates	3,672	1,994	3,735	1,678	(1,741)
(Loss) gain on sale or disposal of real estate and other assets, net	—	(4)	3,868	4	(3,872)
Gain on acquisition of joint venture partner's interest	—	—	23,332	—	(23,332)
Selling profit from sales-type leases	13,537	—	—	13,537	—
EBT	$34,632	$3,836	$10,113	$30,796	$(6,277)

Minimum rents and Tenant recoveries increased for the year ended December 31, 2019 compared to 2018 primarily due to increases at our office, retail and multi-family properties. The increase in our office properties was primarily due to placing Aristocrat, Two Summerlin, Two Merriweather and Lakefront North in service in the latter half of 2018 as well as increased occupancy and continued stabilization at Three Hughes Landing, 1725 Hughes Landing, 2201 Lake Woodlands Drive, 50 Columbia Corporate Center and One Merriweather. The increase for our retail properties was primarily due to placing Lake Woodlands Crossing Retail into service in the latter half of 2018. The increase in our multi-family properties was primarily due to placing Creekside Park Apartments into service in 2019 as well as increased occupancy and continued stabilization at Millennium Waterway Apartments. Minimum rents and Tenant recoveries increased for the year ended December 31, 2018 compared to 2017 primarily due to increases at our office, retail and multi-family properties. The increase in our office properties was primarily due to increased occupancy and continued stabilization at Three Hughes Landing, 1725 Hughes Landing, One Merriweather, 30 Columbia Corporate Center and One Summerlin, as well as placing Two Merriweather in service. The increase for our retail properties was primarily due to on-going stabilization at Downtown Summerlin and increased occupancy at Ward Village Retail. The increase in our multi-family properties was primarily due to the consolidation of Constellation Apartments as well as increased occupancy and continued stabilization at One Lakes Edge.

Hospitality revenues, operating costs and profit margin increased for the year ended December 31, 2019 compared to 2018 primarily due to increased food and beverage revenue as well as banquet and catering revenue at The Westin at The Woodlands and The Woodlands Resort & Conference Center. Increased occupancy and hotel room rates at the Embassy Suites at Hughes Landing also contributed to the increase. The increase in hospitality revenues, operating costs and profit margin for the year ended December 31, 2018 compared to 2017 was primarily due to increased hotel room rates and food and beverage revenue at The Woodlands Resort & Conference Center, The Westin at The Woodlands and the Embassy Suites at Hughes Landing.

Other rental and property revenues increased for the year ended December 31, 2019 compared to 2018 primarily due to opening the Las Vegas Ballpark in 2019. Other rental and property revenue decreased for the year ended December 31, 2018 compared to 2017 primarily due to a one-time lease termination fee at Ward Village in 2017 that did not recur in 2018 and a reduction in baseball revenue due to the construction of the Las Vegas Ballpark.

Interest income from sales-type leases and Selling profit from sales-type leases increased for the year ended December 31, 2019 compared to 2018 primarily due to the commencement of a lease at our 100 Fellowship Drive property.

Other property operating costs increased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to costs associated with opening the Las Vegas Ballpark in 2019 as well as placing various office, retail and multi-family properties in service in 2019 or late 2018. Other property operating costs and rental property maintenance costs decreased for the year ended December 31, 2018 compared to 2017 due to the transfer of assets from the Operating Assets segment to the Strategic Developments segment including assets at Ward Village and 110 North Wacker.

Rental property real estate taxes increased for the year ended December 31, 2019 compared to 2018 primarily due to Lake Woodlands Crossing Retail, Lakefront North, Two Merriweather, Two Summerlin, 100 Fellowship Drive and Aristocrat being placed in service in 2019 or late 2018. Rental property real estate taxes increased for the year ended December 31, 2018 compared to 2017 primarily due to One Merriweather, Two Merriweather, Constellation, Lakefront North and Lakeland Village Center being placed in service.

Rental property maintenance costs increased for the year ended December 31, 2019 compared to 2018 primarily due to maintenance costs at Lake Woodlands Crossing Retail, Lake Front North, Two Merriweather, Two Summerlin, 100 Fellowship Drive and Aristocrat. Rental property maintenance costs increased for the year ended December 31, 2018 compared to 2017 primarily due to repairs and maintenance equipment purchases at One Summerlin, One Lakes Edge, Millennium Six Pines Apartments and Millennium Waterway Apartments.

Provision (recovery) for doubtful accounts decreased for the year ended December 31, 2019 compared to the same period in 2018 primarily as a result of a change in presentation due to the adoption of Topic 842 (the “New Leases Standard”) as of January 1, 2019 (the “Adoption Date”). Provision (recovery) for doubtful accounts increased for the year ended December 31, 2018 compared to the same period in 2017 due to a bad debt reserve of $2.4 million for a tenant at Ward Village.

Depreciation and amortization increased for the year ended December 31, 2019 compared to 2018 primarily due to the transfers of the Las Vegas Ballpark, 6100 Merriweather, 100 Fellowship Drive, Tanager Apartments and Hughes Landing Daycare from Strategic Developments to Operating Assets in 2019 or late 2018. Depreciation and amortization decreased for the year ended December 31, 2018 compared to 2017 due to the transfers of 110 North Wacker, Ridgely and three buildings at Ward Village Retail from Operating Assets to Strategic Developments.

Interest expense, net increased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to the Las Vegas Ballpark, Two Summerlin, Aristocrat, Lakefront North, Creekside Park Apartments and Three Hughes Landing being placed in service in 2019 or late 2018. Interest expense, net increased for the year ended December 31, 2018 compared to 2017 primarily due to higher expenses associated with the $700.0 million credit facility and swap agreement entered into in September 2018 as well as increases in the one month LIBOR rate.

Other income (loss), net increased for the year ended December 31, 2019 compared to 2018 and decreased for the year ended December 31, 2018 compared to 2017 primarily due to legal fees at Merriweather Post Pavilion in 2018 that did not recur in 2019.

Equity in earnings from real estate and other affiliates increased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to an increase in earnings at m.flats/TEN.M and Stewart Title of Montgomery County, TX. Equity in earnings from real estate and other affiliates decreased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to m.flats/TEN.M, which was operating at a loss and was placed in service in the first quarter of 2018.

(Loss) gain on sale or disposal of real estate and other assets, net decreased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to the gain on the sale of Cottonwood Square in 2017. There was no comparable sale in 2018 or 2019.

Gain on acquisition of joint venture partner's interest decreased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to the acquisition of our joint venture partner’s interest in Constellation. There were no comparable acquisitions in 2018 or 2019.

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

Operating Assets NOI and EBT

	Year Ended December 31,			2019-2018	2018-2017
(In thousands)	2019	2018	2017	Change	Change
Retail
The Woodlands
Creekside Village Green	$2,053	$2,025	$1,893	$28	$132
Hughes Landing Retail	4,329	4,301	3,733	28	568
1701 Lake Robbins	540	515	284	25	231
Lake Woodlands Crossing Retail (a)	1,297	104	—	1,193	104
One Lakes Edge Retail	1,048	962	860	86	102
20/25 Waterway Avenue	1,573	1,942	1,837	(369)	105
Waterway Garage Retail	573	703	719	(130)	(16)
2000 Woodlands Parkway	79	81	(94)	(2)	175
Bridgeland
Lakeland Village Center at Bridgeland	1,869	1,190	782	679	408
Columbia
Columbia Regional	2,198	2,101	1,536	97	565
Summerlin
Downtown Summerlin	21,585	20,842	17,950	743	2,892
Ward Village
Ward Village Retail (a) (b)	19,387	22,795	21,080	(3,408)	1,715
Other
Outlet Collection at Riverwalk	6,037	6,285	5,879	(248)	406
Total Retail NOI	62,568	63,846	56,459	(1,278)	7,387

Office
The Woodlands
100 Fellowship Drive (b)	2,214	—	—	2,214	—
One Hughes Landing	6,968	6,263	6,168	705	95
Two Hughes Landing	5,573	5,862	5,790	(289)	72
Three Hughes Landing (a)	5,546	1,804	(623)	3,742	2,427
1725 Hughes Landing Boulevard	5,665	5,002	3,531	663	1,471
1735 Hughes Landing Boulevard (a)	7,887	7,512	7,509	375	3
2201 Lake Woodlands Drive	455	(87)	(32)	542	(55)
Lakefront North (a)	(161)	(993)	—	832	(993)
9303 New Trails	941	1,043	1,171	(102)	(128)
3831 Technology Forest Drive	2,346	2,316	2,268	30	48
3 Waterway Square	6,466	6,824	6,709	(358)	115
4 Waterway Square	6,768	6,730	6,473	38	257
The Woodlands Towers at The Waterway (c)	189	—	—	189	—
1400 Woodloch Forest	1,369	1,878	1,781	(509)	97
Columbia
10-70 Columbia Corporate Center	14,400	13,288	11,568	1,112	1,720
Columbia Office Properties	1,104	1,325	861	(221)	464
One Mall North	1,786	1,844	1,900	(58)	(56)
One Merriweather	3,728	2,418	1,499	1,310	919
Two Merriweather (a)	967	(889)	(141)	1,856	(748)
6100 Merriweather (b)	(215)	—	—	(215)	—
Summerlin
Aristocrat (a) (d)	4,133	—	—	4,133	—
One Summerlin	5,702	5,510	3,898	192	1,612
Two Summerlin (a)	1,942	(120)	—	2,062	(120)
Other
110 North Wacker (a)	—	—	723	—	(723)
Total Office NOI	85,773	67,530	61,053	18,243	6,477

	Year Ended December 31,			2019-2018	2018-2017
(In thousands)	2019	2018	2017	Change	Change
Multi-family
The Woodlands
Creekside Park Apartments (a)	1,654	—	—	1,654	—
Millennium Six Pines Apartments	4,207	3,869	3,579	338	290
Millennium Waterway Apartments	3,890	3,423	3,208	467	215
One Lakes Edge	5,762	5,623	4,464	139	1,159
Bridgeland
Lakeside Row (b)	(88)	—	—	(88)	—
Columbia
Summerlin
Constellation Apartments (a)	1,980	2,291	15	(311)	2,276
Tanager Apartments (b)	657	—	—	657	—
Total Multi-family NOI	18,062	15,206	11,266	2,856	3,940

Hospitality
The Woodlands
Embassy Suites at Hughes Landing	5,612	5,262	4,816	350	446
The Westin at The Woodlands	9,553	7,736	6,189	1,817	1,547
The Woodlands Resort & Conference Center	13,678	12,373	8,740	1,305	3,633
Total Hospitality NOI	28,843	25,371	19,745	3,472	5,626
Total Retail, Office, Multi-family, and Hospitality NOI	195,246	171,953	148,523	23,293	23,430

Other
The Woodlands
The Woodlands Ground Leases	1,778	1,589	1,608	189	(19)
Summerlin
Las Vegas Ballpark (e)	8,135	(509)	760	8,644	(1,269)
Other
Parking Garages (f)	(1,286)	(957)	(540)	(329)	(417)
Other Properties (b)	1,747	23	134	1,724	(111)
Total Other NOI	10,374	146	1,962	10,228	(1,816)
Operating Assets NOI excluding properties sold or in redevelopment	$205,620	$172,099	$150,485	$33,521	$21,614

Redevelopments
Other
110 North Wacker (a)	$(5)	$(513)	$—	$508	$(513)
Total Operating Assets Redevelopments NOI	(5)	(513)	—	508	(513)

Dispositions
Other
Park West	—	—	(60)	—	60
Cottonwood Square	—	(11)	750	11	(761)
Total Operating Assets Dispositions NOI	—	(11)	690	11	(701)
Total Operating Assets NOI - Consolidated	$205,615	$171,575	$151,175	$34,040	$20,400

Reconciliation of Operating Assets EBT to NOI
Total Operating Assets NOI - Consolidated	$205,615	$171,575	$151,175	$34,040	$20,400
Depreciation and amortization	(115,499)	(103,293)	(117,835)	(12,206)	14,542
Interest expense, net	(81,029)	(71,551)	(61,583)	(9,478)	(9,968)
Equity in earnings (losses) from real estate and other affiliates	3,672	1,994	3,735	1,678	(1,741)
(Loss) gain on sale or disposal of real estate and other assets, net	—	(4)	3,868	4	(3,872)
Gain on acquisition of joint venture partner's interest	—	—	23,332	—	(23,332)
Selling profit from sales-type leases	13,537	—	—	13,537	—
Impact of straight-line rent	9,007	12,427	8,220	(3,420)	4,207
Other	(671)	(7,312)	(798)	6,641	(6,514)
Total Operating Assets segment EBT	$34,632	$3,836	$10,114	$30,796	$(6,278)

	Year Ended December 31,			2019-2018	2018-2017
(In thousands)	2019	2018	2017	Change	Change
Operating Assets NOI - Equity and Cost Method Investments
The Woodlands
Stewart Title of Montgomery County, TX	$2,581	$1,762	$1,329	$819	$433
Woodlands Sarofim # 1	1,208	1,034	901	174	133
Columbia
The Metropolitan Downtown Columbia	5,818	5,500	5,858	318	(358)
m.flats/TEN.M (a)	5,751	1,493	—	4,258	1,493
Summerlin
Constellation (a)	—	152	1,549	(152)	(1,397)
Las Vegas Aviators (a)	—	—	(295)	—	295
Total NOI - equity investees	15,358	9,941	9,342	5,417	599

Depreciation, interest and other adjustments to NOI	(14,888)	(12,541)	(8,475)	(2,347)	(4,066)
Equity Method Investments EBT	470	(2,600)	867	3,070	(3,467)
Less: Joint Venture Partner's Share of EBT	423	(1,159)	513	1,582	(1,672)
Equity in earnings (loss) from Real Estate Affiliates	47	(1,441)	352	1,488	(1,793)
Distributions from Summerlin Hospital Investment	3,625	3,435	3,383	190	52
Segment equity in earnings from real estate and other affiliates	$3,672	$1,994	$3,735	$1,678	$(1,741)

Company's Share of Equity Method Investments NOI
The Woodlands
Stewart Title of Montgomery County, TX	$1,291	$881	$665	$410	$216
Woodlands Sarofim # 1	242	207	180	35	27
Columbia
The Metropolitan Downtown Columbia	2,909	2,750	2,929	159	(179)
m.flats/TEN.M (a)	2,876	747	—	2,129	747
Summerlin
Constellation (a)	—	76	775	(76)	(699)
Las Vegas Aviators (a)	—	—	(148)	—	148
Company's share NOI - equity investees	$7,318	$4,661	$4,401	$2,657	$260

	Economic	December 31, 2019
(In thousands)	Ownership	Total Debt	Total Cash
The Woodlands
Stewart Title of Montgomery County, TX	50.00%	$—	$1,895
Woodlands Sarofim # 1	20.00	4,563	944
Columbia
The Metropolitan Downtown Columbia	50.00	70,000	619
m.flats/TEN.M	50.00	87,293	2,005

(a)	Please refer to discussion in the following Other Transferred or Consolidated Properties section regarding this property.

(b)	Please refer to discussion in the following Retail, Office, Multi-family and Other sections regarding this property.

(c)	The Woodlands Towers at The Waterway was acquired on December 30, 2019.

(d)	The building was placed in service and tenant took occupancy in late December 2018, and therefore 2018 NOI on the property is not meaningful.

(e)	Includes the Las Vegas Aviators. The Las Vegas Ballpark was placed in service in 2019.

(f)	Includes parking garages in The Woodlands, Columbia, Ward Village and Summerlin.

Retail Properties

Some of the leases related to our retail properties are triple net leases, which generally require tenants to pay their pro-rata share of property operating costs, such as real estate taxes, utilities and insurance, and the direct costs of their leased space. We also enter into certain leases which require tenants to pay a fixed rate per square foot reimbursement for common area costs which is increased annually according to the terms of the lease. Given the unique nature of many of our retail properties, the mix of tenant lease agreements and related lease terms executed during the year ended December 31, 2019 may differ significantly from those entered into in prior periods.

The following table summarizes the leases we executed at our retail properties during the year ended December 31, 2019:

			Square Feet			Per Square Foot per Annum
Retail Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (b)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (c)	9	123	46,781	46,781	25,001	$49.14	$31.94	$1.06
Comparable - Renewal (d)	30	42	84,809	8,112	2,430	27.52	—	—
Comparable - New (e)	9	68	32,888	4,457	4,272	28.69	16.03	10.38
Non-comparable (f)	19	78	69,960	50,374	38,280	34.99	18.46	1.81
Total			234,438	109,724	69,983

(a)	Excludes executed leases with a term of 12 months or less, partnerships, internal leases, and percentage rent leases.

(b)	Avg. Starting Rent is based on Base Minimum Rent only.

(c)	Pre-leased information is associated with our projects under development at December 31, 2019.

(d)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. The leases represent an increase of 12.1% in cash rents from $24.56 per square foot collected from previous leases to $27.52 per square foot collected from current leases.

(e)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. The leases represent an increase of 15.1% in cash rents from $24.92 per square foot collected from previous leases to $28.69 per square foot collected from current leases.

(f)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

The following discussions summarize our retail properties which were completed and transferred from Strategic Developments to Operating Assets in 2019:

The Woodlands

Creekside Park West

We placed this 72,264 square foot retail center in service in the fourth quarter of 2019. Creekside Park West is the second phase of retail in Creekside Village and includes a 42,389 square foot theater and 30,235 square feet of inline retail. The total estimated development costs are approximately $23 million, and we expect to reach annual stabilized NOI of approximately $2.2 million in 2022. We closed on construction financing of $18.0 million during the first quarter of 2019. As of December 31, 2019, the retail center is 59.0% leased with Cinépolis as the anchor tenant.

Ward Village

In the fourth quarter of 2019, we celebrated the opening of the 28,386 square foot full-service pharmacy at Ke Kilohana which is 100% leased to CVS/Longs Drugs.

Office Properties

Our office properties are located in Summerlin in Las Vegas, Nevada; Columbia, Maryland; and The Woodlands, Texas. Leases related to our office properties in The Woodlands are generally triple net leases. Leases at properties located in Summerlin and Columbia are generally gross leases.

The following table summarizes our executed office property leases during the year ended December 31, 2019:

			Square Feet			Per Square Foot per Annum
Office Properties (a)	Total Executed	Avg. Lease Term (Months)	Total Leased	Associated with Tenant Improvements	Associated with Leasing Commissions	Avg. Starting Rents (b)	Total Tenant Improvements	Total Leasing Commissions
Pre-leased (c)	9	133	799,137	799,137	799,137	$56.18	$6.86	$1.96
Comparable - Renewal (d)	39	51	334,142	165,035	147,888	29.60	6.22	1.67
Comparable - New (e)	10	37	44,089	39,027	43,640	29.69	15.74	4.79
Non-comparable (f)	39	62	260,538	224,989	239,453	34.92	8.14	2.58
Total			1,437,906	1,228,188	1,230,118

(a)	Excludes executed leases with a term of 12 months or less, subleases, percentage rent leases and intercompany leases.

(b)	Avg. Starting Rents is based on the gross rents, including recoveries.

(c)	Pre-leased information is associated with projects under development at December 31, 2019.

(d)
Comparable - Renewal information is associated with stabilized assets for which the space was occupied by the same tenant within 12 months prior to the executed agreement. The leases represent a decrease of 2.6% in cash rents from $30.40 per square foot collected from previous leases to $29.60 per square foot collected from current leases. The decrease is driven by the lower current market rates.

(e)
Comparable - New information is associated with stabilized assets for which the space was occupied by a different tenant within 12 months prior to the executed agreement. The leases represent a decrease of 6.1% in cash rents from $31.61 per square foot collected from previous leases to $29.69 per square foot collected from current leases. The decrease is driven by the limited sample size of Comparable - New leases reported this period.

(f)	Non-comparable information is associated with space that was previously vacant for more than 12 months or has never been occupied.

The following discussions summarize our recently completed or acquired office properties, which were placed in service in 2019:

The Woodlands

100 Fellowship Drive

In the third quarter of 2019, we opened this three-story, 203,257 square foot build-to-suit medical building with approximately 550 surface parking spaces. Total estimated development costs are approximately $63 million and remaining costs relate to tenant build-out. We closed on construction financing of $51.4 million in 2017. The building is 100% leased and stabilized as of December 31, 2019.

The Woodlands Towers at The Waterway

On December 30, 2019, we acquired two Class AAA office towers, which total approximately 1.4 million square feet of office space. We will lease 100% of the 807,586 square foot tower to Occidental Petroleum Corporation, the current tenant, for 13 years. In addition, we will relocate our corporate headquarters into part of the 595,854 square foot tower and lease the remaining space. See Note 3 - Acquisitions and Dispositions for additional information regarding this acquisition.

Columbia

6100 Merriweather

This 12-story, Class-A mixed-use office building was placed in service in the third quarter of 2019 and consists of 318,545 square feet. Building amenities include a rooftop terrace with conference and meeting space that overlooks the Merriweather Post Pavilion concert venue and a fitness center at the ground level with direct access to the 100-mile running and biking pathway network throughout Columbia. In addition, this property will feature a nine‐level parking garage which will be constructed in two phases, the first of which is complete and consists of approximately 1,300 spaces. Total estimated development costs are approximately $138 million and remaining costs relate to final lease-up and tenant build-out. We closed on construction financing of $89.8 million in 2018. As of December 31, 2019, the building is 50% leased to Tenable, Inc. We expect to reach annual stabilized NOI of approximately $9.2 million in 2023.

Multi-family Properties

The following are multi-family properties which were acquired or transferred from Strategic Developments to Operating Assets during the year ended December 31, 2019:

Bridgeland

Lakeside Row

In the fourth quarter of 2019, we opened our first apartment complex within Bridgeland. This 312-unit, multi-family development located at the northeast corner of Bridgeland Creek Parkway and Mason Road, is comprised of two, four-story garden style buildings, which include 192 units and 12 townhome style buildings consisting of 120 units. Total estimated development costs are approximately $48 million. We closed on construction financing of $34.2 million in 2018. We expect to reach annual stabilized NOI of approximately $3.9 million in 2021.

Summerlin

Tanager Apartments

In the fourth quarter of 2019, we opened this 267-unit, multi-family development in Downtown Summerlin, situated on approximately 9.0 acres, in close proximity to our Downtown Summerlin retail venue. The property includes three residential buildings with elevators, surface parking, 22 tuck under garages, a clubhouse with an attached pool and an amenity area. Total estimated development costs are approximately $59 million. We closed on construction financing of $44.1 million in 2018. We expect to reach projected annual stabilized NOI of approximately $4.4 million in the third quarter of 2020.

Other

The properties that are included in Other Properties in our Operating Assets NOI and EBT table for the years ended December 31, 2019, 2018 and 2017 include the Kewalo Basin Harbor, HHC 242 Self-Storage and HHC 2978 Self-Storage, Hughes Landing Daycare, Woodlands Warehouse and the ground lease for our NHL hockey practice facility in Downtown Summerlin. The increase in NOI in Other Properties for the year ended December 31, 2019 compared to the same period in 2018 is primarily related to placing assets such as Kewalo Basin Harbor and Hughes Landing Daycare into service as well as continued stabilization of various assets.

Ward Village
Kewalo Basin Harbor
In August 2014, we entered into a 35-year lease with a 10-year extension option with the Hawai‘i Community Development Authority to make improvements, manage, and serve as the operator of Kewalo Basin Harbor which leases slips for charter, commercial fishing and recreational vessels and is located in Honolulu across from Ward Village on Ala Moana Boulevard. The modernization efforts, which focused on achieving a market-leading boating facility to drive occupancy, were completed in the fourth quarter of 2019. We closed on an $11.6 million partial recourse construction loan to finance this project. We expect to reach projected annual stabilized NOI of approximately $1.1 million in the second quarter of 2020.
The Woodlands

Hughes Landing Daycare

We placed this 10,000 square foot build-to-suit daycare center in service in the third quarter of 2019.

Summerlin

Las Vegas Ballpark

This approximately 10,000-fan capacity ballpark, home of the Las Vegas Aviators Triple-A professional baseball team, was placed in service in March 2019 and serves as another amenity for the rapidly growing retail and entertainment destination in the heart of Summerlin’s urban core. Total estimated development costs for the Las Vegas Ballpark are approximately $128 million, which does not include the $26.9 million to acquire the Las Vegas Aviators, our wholly-owned team. The Las Vegas Ballpark, inclusive of the results from both the stadium operations and those of the Las Vegas Aviators, will contribute approximately $8.1 million to our NOI annually. We closed on construction financing of $51.2 million in 2018.

Other Transferred or Consolidated Properties

The following discussions summarize our properties which were transferred to Operating Assets, transferred to Strategic Developments or fully consolidated in 2018 and 2017:

The Woodlands

Creekside Park Apartments

The grand opening and completion of the clubhouse and certain buildings for this 292-unit apartment complex took place in the third quarter of 2018. In 2019, we opened all remaining buildings.

Three Hughes Landing

We placed this 320,815 square foot office property in service in the first quarter of 2017.

1735 Hughes Landing Boulevard

We placed this 318,170 square foot office property in service in the fourth quarter of 2017.

Lakefront North

We purchased this 12.9-acre campus comprised of a four-story building and a six-story building, totaling 258,058 rentable square feet, in September 2018.

Lake Woodlands Crossing Retail

We placed this 60,261 square foot retail center in The Woodlands Town Center in service in the fourth quarter of 2018.

Columbia

m.flats/TEN.M

We have a 50% ownership interest in this 437-unit property, the m.flats portion of which was completed in the first quarter of 2018. TEN.M was completed in September 2017.

Two Merriweather

Located in the Merriweather District, this 130,022 square foot, Class-A office building was placed in service in 2018.

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

Ward Village

In the second quarter of 2018, we celebrated the opening of Whole Foods Market’s Honolulu flagship store at Ae‘o in Ward Village.

Other

110 North Wacker

110 North Wacker was demolished in the first quarter of 2018 and construction began at that time. To facilitate redevelopment, we terminated the existing tenant’s lease and abated rent through the January 2018 lease termination date. See the Strategic Developments section of Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Master Planned Communities

EBT for Master Planned Communities are presented below:

For the Year Ended December 31,

	Bridgeland			Columbia			Summerlin			The Woodlands			The Woodlands Hills			Total MPC
($ in thousands)	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Land sales (a)	$61,401	$50,150	$39,529	$—	$—	$10,800	$214,793	$168,311	$156,617	$42,846	$34,551	$40,367	$11,106	$8,893	$1,282	$330,146	$261,905	$248,595
Builder price participation (b)	920	569	398	—	—	—	34,355	26,245	21,731	290	250	706	116	21	—	35,681	27,085	22,835
Minimum rents	—	—	—	—	—	—	—	—	(8)	—	—	—	—	—	—	—	—	(8)
Other land revenues (c)	150	1,207	10,952	—	327	445	12,830	11,996	10,121	7,966	6,444	6,572	8	487	31	20,954	20,461	28,121
Total revenues	62,471	51,926	50,879	—	327	11,245	261,978	206,552	188,461	51,102	41,245	47,645	11,230	9,401	1,313	386,781	309,451	299,543

Cost of sales - land	22,781	16,097	12,792	—	—	5,839	93,590	87,229	83,343	20,600	16,563	18,470	4,881	4,325	672	141,852	124,214	121,116
Land sales operations	8,586	7,877	7,463	1,281	1,541	1,692	13,460	12,449	9,715	21,189	20,253	19,080	3,359	3,097	827	47,875	45,217	38,777
Provision for doubtful accounts	—	33	—	—	—	—	—	10	2	—	—	—	—	—	—	—	43	2
Total operating expenses	31,367	24,007	20,255	1,281	1,541	7,531	107,050	99,688	93,060	41,789	36,816	37,550	8,240	7,422	1,499	189,727	169,474	159,895

Operating income	31,104	27,919	30,624	(1,281)	(1,214)	3,714	154,928	106,864	95,401	9,313	4,429	10,095	2,990	1,979	(186)	197,054	139,977	139,648
Depreciation and amortization	133	127	102	(20)	(51)	8	176	31	93	135	136	120	—	—	—	424	243	323
Other (income) loss	(223)	—	—	(311)	—	—	5	—	—	(72)	(18)	(3,500)	—	—	—	(601)	(18)	(3,500)
Interest (income) expense, net (d)	(15,639)	(13,035)	(10,566)	—	(151)	3	(20,736)	(17,514)	(17,386)	5,497	4,656	4,221	(1,141)	(875)	(564)	(32,019)	(26,919)	(24,292)
Equity in earnings in real estate and other affiliates (e)	—	—	—	—	—	—	(28,336)	(36,284)	(23,234)	—	—	—	—	—	—	(28,336)	(36,284)	(23,234)
EBT (f)	$46,833	$40,827	$41,088	$(950)	$(1,012)	$3,703	$203,819	$160,631	$135,928	$3,753	$(345)	$9,254	$4,131	$2,854	$378	$257,586	$202,955	$190,351

(GAAP Basis) Residential Gross Margin %	62.9%	67.6%	66.4%	NM	NM	NM	56.4%	48.4%	40.8%	51.9%	54.4%	52.0%	56.1%	51.4%	47.6%	57.0%	52.9%	46.5%
(GAAP Basis) Commercial Gross Margin % (g)	74.9%	75.9%	71.8%	NM	NM	45.9%	NM	32.8%	87.3%	NM	(4.7)%	76.3%	NM	NM	NM	74.9%	38.3%	62.4%

(a)	Land sales include deferred revenue from land sales closed in a previous period which met criteria for recognition in the current period.

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

(e)	Equity in earnings in real estate and other affiliates reflects our share of earnings in The Summit joint venture.

(f)	The negative MPC segment EBT in Columbia in 2019 and 2018 was due to real estate taxes and administrative expenses.

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

The following schedules detail our residential and commercial land sales for the years ended December 31, 2019, 2018 and 2017:

Summary of Residential MPC Land Sales Closed for the Year Ended December 31,
	Land Sales			Acres Sold			Number of Lots/Units			Price Per Acre			Price Per Lot
($ in thousands)	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Bridgeland
Single family	$61,320	$48,200	$30,429	150.3	125.3	80.7	773	620	391	$408	$385	$377	$79	$78	$78
Change	13,120	17,771		25.0	44.6		153	229		23	8		1	—
% Change	27.2%	58.4%		20.0%	55.3%		24.7%	58.6%		6.0%	2.1%		1.3%	—%
Columbia
No residential land sales	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Summerlin
Superpad sites	204,647	136,246	110,223	315.9	240.8	201.5	1,862	786	1,164	648	566	547	110	173	95
Custom lots	5,952	8,485	10,515	3.5	4.0	5.1	8	6	11	1,701	2,121	2,062	744	1,414	956
Total	210,599	144,731	120,738	319.4	244.8	206.6	1,870	792	1,175	659	591	584	113	183	103
Change	65,868	23,993		74.6	38.2		1,078	(383)		68	7		(70)	80
% Change	45.5%	19.9%		30.5%	18.5%		136.1%	(32.6)%		11.5%	1.2%		(38.3)%	77.7%
The Woodlands
Single family	39,246	33,189	36,568	57.0	53.7	58.2	240	215	255	689	618	628	164	154	143
Superpad sites	3,600	—	—	3.9	—	—	30	—	—	923	—	—	120	—	—
Total	42,846	33,189	36,568	60.9	53.7	58.2	270	215	255	704	618	628	159	154	143
Change	9,657	(3,379)		7.2	(4.5)		55	(40)		86	(10)		5	11
% Change	29.1%	(9.2)%		13.4%	(7.7)%		25.6%	(15.7)%		13.9%	(1.6)%		3.2%	7.7%
The Woodlands Hills (a)
Single family	11,107	8,893	1,282	40.2	32.4	4.1	171	146	18	276	274	313	65	61	71
Change	2,214	7,611		7.8	28.3		25	128		2	(39)		4	(10)
% Change	24.9%	593.7%		24.1%	690.2%		17.1%	711.1%		0.7%	(12.5)%		6.6%	(14.1)%
Total residential land sales closed in period (b)	$325,872	$235,013	$189,017	570.8	456.2	349.6	3,084	1,773	1,839

(a)	The Woodlands Hills began closing land sales in the fourth quarter of 2017.

(b)
Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Land sales revenue for the years ended December 31, 2019, 2018 and 2017.

Summary of Commercial MPC Land Sales Closed for the Year Ended December 31,
	Land Sales			Acres Sold			Price Per Acre
($ in thousands)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Bridgeland
Not-for-profit	$—	$—	$2,379	—	—	9.0	$—	$—	$264
Other	—	1,398	—	—	2.4	—	—	583	—
Total	—	1,398	2,379	—	2.4	9.0	—	583	264
Change	(1,398)	(981)		(2.4)	(6.6)		(583)	319
% Change	(100)%	(41.2)%		(100)%	(73.3)%		(100)%	120.8%
Columbia
Medical	—	—	10,800	—	—	11.3	—	—	956
Change	—	(10,800)		—	(11.3)		—	(956)
% Change	NM	NM		NM	NM		NM	NM
Summerlin
Not-for-profit	—	2,356	—	—	5.9	—	—	399	—
Other	—	—	1,276	—	—	5.0	—	—	255
Total	—	2,356	1,276	—	5.9	5.0	—	399	255
Change	(2,356)	1,080		(5.9)	0.9		(399)	144
% Change	(100.0)%	84.6%		(100.0)%	18.0%		(100.0)%	56.5%
The Woodlands
Retail	—	1,362	—	—	1.6	—	—	851	—
Other	—	—	3,799	—	—	10.4	—	—	365
Total	—	1,362	3,799	—	1.6	10.4	—	851	365
Change	(1,362)	(2,437)		(1.6)	(8.8)		(851)	486
% Change	(100.0)%	(64.1)%		(100.0)%	(84.6)%		(100.0)%	133.2%
Total commercial land sales closed in period (a)	$—	$5,116	$18,254	—	9.9	35.7

(a)
Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Land sales for the years ended December 31, 2019, 2018 and 2017.

Although our business does not involve the sale or resale of homes, we believe that net new home sales are an important indicator of future demand for our superpad sites and finished lots. Therefore, we use this statistic where relevant in our discussion of MPC operating results herein. Net new home sales reflect home sales made by homebuilders, less cancellations. Cancellations generally occur when a homebuyer signs a contract to purchase a home but later fails to qualify for a home mortgage or is unable to provide an adequate down payment to complete the home sale.

Supplementary Information for the Year Ended December 31,
	Net New Home Sales			Median Home Sales Price
($ in thousands)	2019	2018	2017	2019	2018	2017
Bridgeland	739	495	423	$371	$383	$347
Change	244	72		(12)	36
% Change	49.3%	17.0%		(3.1)%	10.4%

Columbia - No New Home Sales	N/A	N/A	N/A	N/A	N/A	N/A

Summerlin	1,292	1,276	1,022	578	575	564
Change	16	254		3	11
% Change	1.3%	24.9%		0.5%	2.0%

The Woodlands	319	343	340	525	465	533
Change	(24)	3		60	(68)
% Change	(7.0)%	0.9%		12.9%	(12.8)%

The Woodlands Hills	121	35	N/A	297	325	N/A
Change	86	N/A		(28)	N/A
% Change	245.7%	N/A		(8.6)%	N/A

Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue

The following table reconciles Total residential and commercial land sales closed in the years ended December 31, 2019, 2018 and 2017 to Land sales revenue for the respective periods. Total net recognized (deferred) revenue includes revenues recognized in the current period which are related to sales closed in prior periods, offset by revenues deferred on sales closed in the current period.

	For the Year Ended December 31,
(In thousands)	2019	2018	2017
Total residential land sales closed in period	$325,872	$235,013	$189,017
Total commercial land sales closed in period	—	5,116	18,254
Net recognized (deferred) revenue:
Bridgeland	81	553	6,722
Summerlin	(19,290)	7,049	20,063
Total net recognized (deferred) revenue	(19,209)	7,602	26,785
Special Improvement District revenue	23,483	14,174	14,539
Land sales	$330,146	$261,905	$248,595

Employment and population growth, coupled with low mortgage interest rates, have led to continued demand for new homes in the Summerlin and Houston markets. Summerlin and Bridgeland were again ranked by RCLCO as third and 12th highest selling master planned communities in the nation, respectively, for the year ended December 31, 2019. Summerlin was also recognized as the “Master Planned Community of the Year” from NAHB for 2019, and Bridgeland also ranked first as the highest selling community in Houston by RCLCO for 2019. The Woodlands was named Humanitarian of the Year by the Greater Houston Builders Association, and The Woodlands Waterway received the 2019 STAR Award for Best Community Amenity from the Texas Association of Builders. Several neighborhoods in Summerlin earned Silver Nugget Awards from the Southern Nevada Home Builders Association, and the Summerlin Las Vegas Ballpark and its professional Triple-A baseball team, the Las Vegas Aviators, were named ballpark and team of the year, respectively, by Ballpark Digest. This is the first time Ballpark Digest has awarded both a stadium and its affiliated team with top honors during the same year. We expect demand to continue as manufacturing, construction and service sector jobs in the Houston and Las Vegas markets continue to grow in 2020.

Houston

Bridgeland

Land sales revenues increased $11.3 million, or 22.4%, to $61.4 million, for the year ended December 31, 2019, compared to the same period in 2018 and increased $10.6 million, or 26.9%, to $50.2 million for the year ended December 31, 2018 compared to the same period in 2017 as a result of higher residential land sales and the recognition of revenues deferred in previous periods.

Residential land sales for the year ended December 31, 2019 were higher compared to 2018 due to an increase in acres sold and price per acre. For the year ended December 31, 2019, Bridgeland sold 150.3 residential acres compared to 125.3 acres in 2018. The average price per residential acre increased $23,000, or 6.0%, to $408,000 for the year ended December 31, 2019 compared to $385,000 in 2018 as a result of continued increases in contracted lot prices. Residential land sales for the year ended December 31, 2018 were higher compared to 2017 due to increased demand for products in the mid-range of the residential market. For the year ended December 31, 2018, Bridgeland sold 125.3 residential acres compared to 80.7 acres in 2017. We achieved an accelerated number of acres sold while realizing a modest increase in the average price per residential acre sold. The average price per residential acre increased $8,000, or 2.1%, to $385,000 for the year ended December 31, 2018 compared to $377,000 in 2017 as a result of contractual escalations in lot prices.

Commercial land sales decreased for the year ended December 31, 2019 as there were no commercial sites sales compared to one commercial site totaling 2.4 acres sold at an average price of $583,000 per acre for the year ended December 31, 2018. In 2017, two church sites totaling 9.0 acres sold at an average price of $264,000 per acre.

As of December 31, 2019, Bridgeland had 413 residential lots under contract, of which 381 are scheduled to close in 2020 for $30.7 million.

For the years ended December 31, 2019 and 2018, builder price participation increased 61.7% and 43.0% compared to the same period in the prior year, respectively, due to an increase in the number of homes closed.

Other land revenues decreased $1.1 million and $9.7 million for the years ended December 31, 2019 and 2018 compared to the same period in the prior year, respectively, due to easement sales that did not reoccur.

The Woodlands

Land sales revenues increased $8.3 million, or 24.0%, to $42.8 million, for the year ended December 31, 2019, compared to the same period in 2018. Residential land sales revenues were up $9.7 million, or 29.1%, to $42.8 million primarily due to the quantity and mix of lots sold, including 3.9 acres of superpad sales. Commercial land sales decreased $1.4 million in 2019 compared to 2018 as there were no commercial parcel sales in the current year period. Land sales revenues decreased $5.8 million, or 14.4%, to $34.6 million, for the year ended December 31, 2018, compared to the same period in 2017. Residential land sales revenues were down $3.4 million, or 9.2%, to $33.2 million due to the volume and mix of lots sold, and commercial land sales were down $2.4 million, or 64.1%, to $1.4 million as we sold 8.8 fewer acres in 2018 compared to 2017, which is due to our shift to developing the majority of our commercial land internally instead of selling to third parties.

For the year ended December 31, 2019, The Woodlands sold 60.9 residential acres compared to 53.7 acres in 2018. The average price per residential acre for single-family lots increased $71,000 in 2019 compared to 2018 while the 2019 average price per acre for superpad sites was $923,000. There were no superpad sales at The Woodlands in either 2018 or 2017. The increase in price per residential acre is primarily due to product mix and continuing demand in Houston. For the year ended December 31, 2018, The Woodlands sold 53.7 residential acres compared to 58.2 acres in 2017, and the average price per residential acre decreased $10,000, or 1.6% to $618,000 in 2018 compared to $628,000 in 2017. The decrease in price per residential acre is primarily due to the mix of lots sold.

For the year ended December 31, 2018, The Woodlands sold a 1.6-acre commercial retail site for $851,000 per acre. The higher price per acre was due to the location being on a major thoroughfare. For the year ended December 31, 2017, The Woodlands sold 10.4 acres of commercial land at $365,000 per acre, which included a 9.1-acre site with a less desirable location with no freeway frontage and limited access, resulting in a lower price per acre.

At December 31, 2019, there were 101 residential lots under contract in The Woodlands, which are scheduled to close in 2020 for $28.7 million.

Builder price participation increased 16.0% for the year ended December 31, 2019 compared to the prior year. For the year ended December 31, 2018 compared to the prior year, builder price participation revenue decreased 64.6% as contractual terms with our homebuilders were adjusted to align with the current Houston market.

The Woodlands Hills

Land sales revenues increased $2.2 million, or 24.9%, for the year ended December 31, 2019 compared to 2018 due to volume and product mix of lots sold. For the year ended December 31, 2019, The Woodlands Hills sold 40.2 residential acres compared to 32.4 acres in 2018. For the year ended December 31, 2018 compared to 2017, Land sales revenues and Other land revenues increased $7.6 million and $0.5 million, respectively, which was significantly higher than 2017 as the first phase of lots were delivered in December 2017. For the year ended December 31, 2018, The Woodlands Hills sold 32.4 residential acres compared to 4.1 acres in 2017. The average price per residential acre decreased $39,000, or 12.5%, to $274,000 for the year ended December 31, 2018 compared to $313,000 in 2017 as a result of the mix of lots sold.

As of December 31, 2019, there were 106 residential lots under contract in The Woodlands Hills, which are scheduled to close in 2020 for $6.0 million.

Land sales operations expense increased $2.3 million, or 274.5% for the year ended December 31, 2018 compared to 2017 attributable to 2018 being the first full year of operations at the MPC.

Other land revenues decreased $0.5 million for the year ended December 31, 2019 compared to the same period in the prior year, due to funds received for a construction easement in 2018 that did not recur in 2019.

Maryland Communities

There were no commercial land sales for the years ended December 31, 2019 or 2018. All of the residential inventory was sold out in prior years.

Our Columbia, Gateway, Emerson and Fairwood MPCs contain 96 commercial acres remaining to be developed. Commercial land sales for the year ended December 31, 2017 relate to 11.3 acres sold for $10.8 million for proposed medical office buildings.

Summerlin

Land sales revenues increased $46.5 million, or 27.6%, for the year ended December 31, 2019, compared to the same period in 2018, due to an increase in superpad sales and SID bond assumptions related to debt for a new SID formed in the fourth quarter of 2019. These increases were partially offset by a decrease in average price for custom lot sales from $1,414,000 per lot in 2018 to $744,000 per lot in 2019. The decrease in average price for custom lots is a result of selling smaller lots in 2019, which averaged 19,057 square feet in 2019 compared to 29,040 square feet in 2018. Our land sales revenues totaled $168.3 million for the year ended December 31, 2018, which was $11.7 million, or 7.5%, higher than the same period in 2017 primarily as a result of increased superpad sales. There were 1,292 new home sales in Summerlin for the year ended December 31, 2019, an increase of 1.3% over 2018.

Summerlin’s residential land sales for the year ended December 31, 2019 totaled 319.4 acres compared to 244.8 for the same period in 2018. The average price per acre for superpad sites for the year ended December 31, 2019 increased $82,000, or 14.5%, to $648,000, compared to the same period in 2018 due to the mix of lots sold. Summerlin’s residential land sales for the year ended December 31, 2018 totaled 244.8 acres compared to 206.6 for the same period in 2017. In July and September 2018, we closed on the sales of 123 and 38 acres of residential land in Summerlin for a total sales price of $69.0 million and $22.1 million, respectively. The average price per acre for the year ended December 31, 2018 was $591,000, or 1.2%, higher than the same period in 2017.

During the year ended December 31, 2018, we sold a 5.9-acre church site for $399,000 per acre compared to the year ended December 31, 2017, when we sold a 5.0-acre parking site in Summerlin for $255,000 per acre. There were no commercial land sales during the year ended December 31, 2019.

At December 31, 2019, a 9.25-acre superpad site was under contract and expected to close in 2020 for $6.0 million.

Builder price participation increased 30.9% and 20.8% for the years ended December 31, 2019 and 2018, respectively, primarily due to increases in the prices of new homes and associated options, upgrades, and lot premiums.

The Summit

Land development began at The Summit, our joint venture with Discovery Land, in the second quarter of 2015, and the development continues to progress. The golf course and related amenities were completed and opened to the members of the golf club in October 2017. The Club Tower Suites broke ground in March of 2019 with construction on schedule to be completed in late 2020. Construction of the clubhouse is scheduled to commence early this summer with an expected delivery in 2022. Lot closings began in the second quarter of 2016, and a total of 129 lots have closed, of an anticipated 250 total lots, for $421.5 million through December 31, 2019. For the year ended December 31, 2019, 20 residential lots closed for $76.4 million, compared to 32 lots closed for $104.8 million for the same period in 2018 due to product mix and a slightly slower sales pace at The Summit, which offers a mix of custom lots, single family homes and clubhouse suites, sold by the joint venture. We recognized $28.3 million and $36.3 million in equity in earnings and cash distributions of $16.1 million and $10.0 million were received in the years ended December 31, 2019 and 2018, respectively. Please refer to Note 2 - Real Estate and Other Affiliates in our Notes to Consolidated Financial Statements for a description of the joint venture and further discussion.

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

The following table sets forth the MPC Net Contribution for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,			2019-2018	2018-2017
(In thousands)	2019	2018	2017	Change	Change
MPC segment EBT (a)	$257,586	$202,955	$190,351	$54,631	$12,604
Plus:
Cost of sales - land	141,852	124,214	121,116	17,638	3,098
Depreciation and amortization	424	243	323	181	(80)
MUD and SID bonds collections, net (b)	24,047	37,401	56,509	(13,354)	(19,108)
Distributions from real estate and other affiliates	16,051	10,000	10,000	6,051	—
Less:
MPC development expenditures	(238,951)	(195,504)	(193,087)	(43,447)	(2,417)
MPC land acquisitions	(752)	(8,826)	(4,391)	8,074	(4,435)
Equity in earnings in real estate and other affiliates	(28,336)	(36,284)	(23,234)	7,948	(13,050)
MPC Net Contribution	$171,921	$134,199	$157,587	$37,722	$(23,388)

(a)	For a detailed breakdown of our MPC segment EBT, refer to Note 17 - Segments in our Notes to Consolidated Financial Statements.

(b)	SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution increased for the year ended December 31, 2019 compared to 2018, primarily due to the land sales changes explained in the EBT section above. MPC development expenditures at Bridgeland and Summerlin increased in 2019 to accommodate projected land sales. MPC Net Contribution decreased for the year ended December 31, 2018 compared to 2017 primarily due to lower MUD and SID bonds collections, net and higher Equity in earnings in real and estate and other affiliates, partially offset by higher Land sales revenues.

The following table sets forth MPC land inventory activity for the years ended December 31, 2019 and 2018:

(In thousands)	Bridgeland	Columbia	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2017	$458,908	$16,628	$852,233	$206,049	$108,460	$1,642,278
Acquisitions	506	—	—	8,320	—	8,826
Development expenditures (a)	87,737	15	75,485	12,398	19,869	195,504
MPC Cost of sales	(16,097)	—	(87,229)	(16,563)	(4,325)	(124,214)
MUD reimbursable costs (b)	(59,842)	—	—	(2,521)	(7,994)	(70,357)
Transfer to Strategic Developments	(812)	—	(6,705)	(3,235)	—	(10,752)
Other (c)	3,451	(9)	(3,876)	(167)	1,976	1,375
Balance December 31, 2018	473,851	16,634	829,908	204,281	117,986	1,642,660
Acquisitions	752	—	—	—	—	752
Development expenditures (a)	115,135	—	98,303	10,978	14,535	238,951
MPC Cost of sales	(22,781)	—	(93,590)	(20,600)	(4,881)	(141,852)
MUD reimbursable costs (b)	(82,636)	—	—	(1,483)	(7,568)	(91,687)
Transfer to Strategic Developments	—	—	—	(6,426)	—	(6,426)
Other (c)	2,993	9	10,819	23	(568)	13,276
Balance December 31, 2019	$487,314	$16,643	$845,440	$186,773	$119,504	$1,655,674

(a)	Development expenditures are inclusive of capitalized interest and property taxes.

(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

(c)	Primarily consists of changes in development expenditures payable.

Seaport District
The revitalization of Lower Manhattan into a media and entertainment hub continues in our Seaport District, which encompasses several city blocks along the East River waterfront and includes (i) the Historic Area/Uplands, which is west of the FDR Drive and consists of approximately 187,000 square feet of retail space, including the 105,000 square foot Fulton Market Building, a portion of which was placed in service in the fourth quarter of 2016, and (ii) approximately 213,000 square feet of experiential retail, studio and creative office space at Pier 17, which opened in 2018, with an additional 53,000 square feet at the Tin Building located east of the FDR Drive, which is under development and discussed further below.
The Seaport District is part non-stabilized operating asset, part development project and part operating business. As such, the Seaport District has a greater range of possible outcomes than our other projects. The greater uncertainty is largely the result of (i) seasonality; (ii) potential sponsorship revenue; (iii) potential event revenue; and (iv) business operating risks from various start-up businesses. We operate and own, either directly, through license agreements or in joint ventures, many of the tenants in the Seaport District, including retail stores such as 10 Corso Como and SJP by Sarah Jessica Parker and restaurants such as The Fulton by Jean-Georges, Bar Wayō, Malibu Farm, two concepts by Andrew Carmellini, R17 and the Jean-Georges food hall. As a result, the revenues and expenses of these businesses, as well as the underlying market conditions affecting these types of businesses, will directly impact the NOI of the Seaport District. This is in contrast to our other retail properties where we primarily receive lease payments and are not as directly impacted by the operating performance of the underlying businesses. This causes the financial results and eventual stabilized yield of the Seaport District to be less predictable than our other operating real estate assets with traditional lease structures. Further, as we open new operating businesses, either owned entirely or in joint venture, we expect to incur pre-opening expenses and operating losses until those businesses stabilize, which likely will not happen until the Seaport District reaches its critical mass of offerings. We expect the time to stabilize the Seaport District will be primarily driven by the construction, interior finish work and stabilization to occur at the Jean-Georges food hall in the Tin Building. Construction is expected to be substantially complete in early 2021 with an expected opening by summer 2021, assuming that we receive the necessary approvals on a timely basis. We expect stabilization to occur approximately 12 to 18 months after opening. Given the factors and uncertainties listed above combined with our operating experience during this past summer as we opened multiple new venues, we do not currently provide guidance on our expected NOI yield and stabilization date for the Seaport District. We will continue all other aspects of our disclosure for the Seaport District segment including revenues, expenses, NOI and EBITDA. As we move closer to opening a critical mass of offerings at the Seaport District, we will re-establish goals for yield on costs and stabilization dates when the uncertainties and range of possible outcomes are clearer.

We primarily categorize the businesses in the Seaport District segment into three groups: landlord operations, managed businesses, and events and sponsorships. Landlord operations represent physical real estate that we have developed, own and lease to third parties. Recently opened landlord operations included for the year ended December 31, 2019, but for which operations did not exist until the third quarter of 2018 were Pier 17 and Pier 17 Rooftop. Portions of Pier 17 are leased to third parties such as Nike, and ESPN, who began broadcasting from its studio at Pier 17 during 2018. Our managed businesses represent retail and food and beverage businesses that we own and operate. For the year ended December 31, 2019, our managed businesses include, among others, The Fulton, 10 Corso Como Retail and Café, SJP by Sarah Jessica Parker, R17, Bar Wayō, Malibu Farm and The Lookout at Pier 17. These businesses are all recently opened and, while some opened in the third and fourth quarters of 2018, were not operating for the full prior year period. Our events and sponsorship businesses include our concert series, Winterland skating and bar, event catering, private events and sponsorships from 11 partners. As some of these businesses were recently placed into service, a full year of operations did not exist in the prior year periods for all businesses in this category.

EBT for Seaport District are presented below:

	Year Ended December 31,			2019-2018	2018-2017
(In thousands)	2019	2018	2017	Change	Change
Minimum rents	$7,404	$8,753	$6,950	$(1,349)	$1,803
Tenant recoveries	1,178	1,209	867	(31)	342
Other land revenues	2,408	814	—	1,594	814
Other rental and property revenues	44,655	21,856	2,442	22,799	19,414
Total revenues	55,645	32,632	10,259	23,013	22,373

Other property operating costs	(73,373)	(44,698)	(10,520)	(28,675)	(34,178)
Rental property real estate taxes	(1,366)	(1,019)	(644)	(347)	(375)
Rental property maintenance costs	(3,154)	(3,017)	(1,858)	(137)	(1,159)
Provision (recovery) for doubtful accounts	21	(982)	(114)	1,003	(868)
Total operating expenses	(77,872)	(49,716)	(13,136)	(28,156)	(36,580)
Segment operating income	(22,227)	(17,084)	(2,877)	(5,143)	(14,207)
Depreciation and amortization	(26,381)	(12,466)	(6,270)	(13,915)	(6,196)
Interest (expense) income, net	(12,865)	6,291	13,229	(19,156)	(6,938)
Other (loss) income, net	(22)	102	(37)	(124)	139
Equity in losses from real estate and other affiliates	(2,592)	(705)	(643)	(1,887)	(62)
Loss on sale or disposal of real estate and other assets	(6)	—	—	(6)	—
Gain on extinguishment of debt	4,851	—	—	4,851	—
EBT	$(59,242)	$(23,862)	$3,402	$(35,380)	$(27,264)

Minimum rents and tenant recoveries decreased for the year ended December 31, 2019 compared to 2018 primarily as a result of the closing of Abercrombie & Fitch in the second quarter of 2019. Minimum rents and tenant recoveries increased for the year ended December 31, 2018 compared to 2017 primarily due to businesses that opened in 2018 including Cobble & Co, 10 Corso Como Retail and Café, Garden Bar, Food Lab and Pier 17.

Other land revenues increased for the year ended December 31, 2019 compared to 2018 and December 31, 2018 compared to 2017 primarily due to revenue related to 250 Water Street, which was acquired in 2018.

Other rental and property revenues increased for the year ended December 31, 2019 compared to 2018 primarily due to both our existing businesses including Cobble & Co., Garden Bar and 10 Corso Como Retail and Café, and new business openings such as The Fulton and Malibu Farm. Revenues from sponsorships and the summer concert series also contributed to the increase for the period. Other rental and property revenue increased for the year ended December 31, 2018 compared to 2017 primarily due to revenue associated with food and beverage, various inaugural events and sponsorships, which increased $19.4 million during the period.

Other property operating costs increased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to start-up costs and costs directly associated with increases in revenue at our businesses including Garden Bar, The Lookout, Malibu Farm, The Fulton and our summer concert series. Other property operating costs increased for the year ended December 31, 2018 compared to 2017 due to the start-up costs associated with opening new businesses such as our concert series, summer activations and restaurants. These expenses are included in our total estimated costs as shown in the Projects Under Construction table in the Strategic Developments section.

Rental property maintenance costs increased for the year ended December 31, 2018 compared to 2017 primarily due to costs associated with businesses that opened in 2018 including Cobble & Co., Garden Bar, 10 Corso Como Retail and Café, Food Lab and Pier 17.

Provision (recovery) for doubtful accounts decreased for the year ended December 31, 2019 compared to 2018 primarily due to a change in presentation due to the adoption of Topic 842 (the “New Leases Standard”) as of January 1, 2019 (the “Adoption Date”).

Depreciation and amortization increased for the year ended December 31, 2019 compared to 2018 primarily due to the transfers of assets such as The Lookout, Malibu Farm and The Fulton from Strategic Developments to Seaport District. Depreciation and amortization increased for the year ended December 31, 2018 compared to 2017 due to the transfers of businesses such as Cobble & Co., Garden Bar, 10 Corso Como Retail and Café, Food Lab and Pier 17 from Strategic Developments to Seaport District.

Interest expense, net increased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to debt related to the acquisition of 250 Water Street, the Seaport District term loan that closed on June 20, 2019 and a reduction of interest capitalized to assets that were under development during 2018 but have since been placed into operations. Interest expense, net increased for the year ended December 31, 2018 compared to 2017 primarily due to interest related to the 250 Water Street loan.

Equity in losses from real estate and other affiliates increased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to losses at Bar Wayō and Mr. C Seaport. Equity in losses from real estate and other affiliates increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to additional losses at Mr. C Seaport.

Gain on extinguishment of debt increased for the year ended December 31, 2019 compared to the same period in 2018 due to the acquisition of the 250 Water Street loan at a discount.

A reconciliation of Seaport District segment EBT to Seaport District NOI is presented in the table below.

Reconciliation of Operating Assets Segment EBT to NOI	Year Ended December 31,			2019-2018	2018-2017
(In thousands)	2019	2018	2017	Change	Change
Total Seaport District segment EBT	$(59,242)	$(23,862)	$3,402	$(35,380)	$(27,264)
Depreciation and amortization	26,381	12,466	6,270	13,915	6,196
Interest expense (income), net	12,865	(6,291)	(13,229)	19,156	6,938
Equity in losses from real estate and other affiliates	2,592	705	643	1,887	62
Loss on sale or disposal of real estate and other assets	6	—	—	6	—
Gain on extinguishment of debt	(4,851)	—	—	(4,851)	—
Impact of straight-line rent	1,634	(433)	115	2,067	(548)
Other - development-related	5,595	11,937	1,541	(6,342)	10,396
Total Seaport District NOI - Consolidated	(15,020)	(5,478)	(1,258)	(9,542)	(4,220)
Company's Share NOI - Equity investees	(710)	(713)	—	3	(713)
Total Seaport District NOI	$(15,730)	$(6,191)	$(1,258)	$(9,539)	$(4,933)

	Economic	December 31, 2019
(In thousands)	Ownership	Total Debt	Total Cash
The Seaport District
Mr. C Seaport	35.00%	$41,000	$1,838
Bar Wayō	89.75%	$—	$725

Seaport District NOI, including our share of NOI from equity investees, decreased by $9.5 million for the year ended December 31, 2019 compared to 2018 primarily driven by the opening of new businesses as mentioned above and continued investment in the development of the Seaport District, particularly as it relates to funding of the start-up costs related to the retail, food and beverage and other operating assets. Decreases in NOI of $6.1 million and $2.2 million for the year ended December 31, 2019 compared to 2018 in our landlord operations and managed businesses, respectively, were primary contributors to the overall decrease in NOI. Including managed businesses, events, sponsorships, catering and the Tin Building, the Seaport District is approximately 61% leased. Seaport District NOI, including our share of NOI from equity investees, decreased by $4.9 million for the year ended December 31, 2018 compared to 2017 primarily due to decreases in NOI of $5.0 million in our managed businesses due to start-up costs related to opening new businesses in 2018. We expect to continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up. Additionally, rental revenue earned from businesses we own and operate is eliminated in consolidation. Our managed businesses include retail and food and beverage entities that we own and operate, and we expect to incur operating losses for these businesses until the Seaport District reaches its critical mass of offerings.

We celebrated several milestones at the Seaport District in 2019, including:

•	The Rooftop at Pier 17® at the Seaport District was named “Best New Concert Venue in North America” for 2018 at the 30th Annual Pollstar Awards;

•	Completed our first season of the Pier 17 Winterland, in which we attracted 28,000 skaters to New York’s only outdoor rooftop ice rink;

•
Celebrated the openings of several new businesses, including The Fulton by Jean-Georges, Bar Wayō, the latest offering from the renowned Momofuku restaurant group, Malibu Farm, a California-inspired farm-to-table eatery and The Lookout on Pier 17, a seasonal pop-up bar; and

•
Sold out 30 concerts held at The Rooftop at Pier 17® during the Summer Concert Series, selling over 124,000 tickets. The full artist lineup included a diverse roster of A-list talent from various genres.

The following describes the status of our major construction projects at the Seaport District as of December 31, 2019.

Tin Building
In January 2017, we executed a ground lease amendment with the City of New York, incorporating the Tin Building into our leased premises and modifying other related provisions. As part of the asset’s redevelopment, important historical elements were salvaged and catalogued during the building’s deconstruction. We have completed the reconstruction of the platform pier where the Tin Building previously stood and restoration of the building is well under way.  We expect the exterior to be watertight in spring 2020. The project includes construction of turn-key, interior fit-out for the food hall space, leased by a joint venture with Jean-Georges Vongerichten, which will feature a variety of fresh specialty foods, seafood, exceptional dining experiences and other products.

250 Water Street
We acquired 250 Water Street in the second quarter of 2018. This one-acre site, currently used as a parking lot, is at the entrance of the Seaport District and encompasses a full city block bounded by Peck Slip, Pearl Street, Water Street, and Beekman Street. On November 19, 2019, we closed on a $100.0 million note for 250 Water Street. See Note 7 - Mortgages, Notes and Loans Payable, Net for more details. We are currently evaluating the highest and best use for this asset.

Strategic Developments
Our Strategic Developments assets generally require substantial future development to maximize their value. Other than our condominium properties, most of the properties and projects in this segment do not generate revenues. Please see Note 1 - Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for a discussion of changes in accounting for condominium projects as a result of the New Revenue Standard on the January 1, 2018 adoption date. Our expenses relating to these assets are primarily related to costs associated with constructing the assets, selling condominiums, marketing costs associated with our Strategic Developments, carrying costs including, but not limited to, property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Developments asset, we would expect that with the exception of the residential portion of our condominium projects, upon completion of development, the asset would likely be reclassified to Operating Assets when the asset is placed in service and NOI would become a meaningful measure of its operating performance. All development costs discussed herein are exclusive of land costs.

EBT for Strategic Developments are summarized as follows:

	Year Ended December 31,			2019-2018	2018-2017
(In thousands)	2019	2018	2017	Change	Change
Minimum rents	$373	$1,183	$565	$(810)	$618
Condominium rights and unit sales	448,940	357,720	464,251	91,220	(106,531)
Other land, rental and property revenues	8,635	15,309	8,206	(6,674)	7,103
Total revenues	457,948	374,212	473,022	83,736	(98,810)
Condominium rights and unit cost of sales	(369,759)	(262,562)	(338,361)	(107,197)	75,799
Other property operating costs	(18,725)	(25,097)	(18,639)	6,372	(6,458)
Real estate taxes	(2,932)	(2,458)	(2,662)	(474)	204
Rental property maintenance costs	(447)	(674)	(560)	227	(114)
Provision (recovery) for doubtful accounts	15	(15)	2	30	(17)
Total operating expenses	(391,848)	(290,806)	(360,220)	(101,042)	69,414
Segment operating income	66,100	83,406	112,802	(17,306)	(29,396)
Depreciation and amortization	(5,473)	(3,307)	(1,210)	(2,166)	(2,097)
Interest income, net	11,321	12,476	12,237	(1,155)	239
Other income, net	831	3,015	109	(2,184)	2,906
Equity in earnings (losses) from real estate and other affiliates	1,213	2,364	(373)	(1,151)	2,737
Gain on sale or disposal of real estate and other assets, net	27,119	—	51,242	27,119	(51,242)
EBT	$101,111	$97,954	$174,807	$3,157	$(76,853)

Minimum rents primarily relate to projects that are nearing completion, contribute minimal rental revenue in all years presented and are included in the Strategic Developments segment as the project is not substantially complete. Minimum rents decreased for the years ended December 31, 2019 compared to 2018 and increased December 31, 2018 compared to 2017 primarily due to Creekside Apartments revenues included in 2018 during the phasing in of the assets that did not recur in 2019.
Condominium rights and unit sales increased for the year ended December 31, 2019 compared to 2018 due to closings at Ke Kilohana, which began in the second quarter of 2019, partially offset by lower closings at Ae‘o, which began in the fourth quarter of 2018. Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to greater variability in revenue recognized between periods. We closed on 596 condominium units during the year ended December 31, 2019 compared to 315 units during the year ended December 31, 2018. As highlighted below, the overall pace of sales at Ward Village remains strong, and as of December 31, 2019, we have entered into contracts for 83.5% of the units at ‘A‘ali‘i since launching public sales in January 2018. Kō'ula, which launched sales in January 2019, is already 74.3% presold as of December 31, 2019. At December 31, 2019, our six towers are 89.8% sold with only five units that remain to be sold at Waiea and two at Anaha. Both Ae‘o and Ke Kilohana are completely sold. Condominium rights and unit sales decreased for the year ended December 31, 2018 compared to 2017 as it was meaningfully impacted by the New Revenue Standard on the January 1, 2018 adoption date. The New Revenue Standard makes the 2018 and 2017 periods no longer comparable. However, we view condominium closings as a useful metric across all periods. At Ward Village, we closed on 315 condominium units during the year ended December 31, 2018 compared to 326 units during the year ended December 31, 2017. The decrease in condominium closings was primarily attributable to the decrease in available inventory for sale at Waiea and Anaha which had been delivered as of December 31, 2018 partially offset by closings at Ae‘o which started in the fourth quarter of 2018.
Other land, rental and property revenues decreased in 2019 compared to the same period in 2018 primarily due to a decrease in revenues from the Ward Village Homeowners’ Associations (“HOAs”) of $6.3 million due to the HOA deconsolidations in 2019. We began consolidating the HOAs for the Waiea and Anaha residential towers in 2017 and the HOAs for the Ae‘o and Ke Kilohana towers in 2018. All four HOAs were deconsolidated during the year ended December 31, 2019. All revenues and expenses related to the HOAs are attributable to non-controlling interests and do not impact net income attributable to common stockholders. Other land, rental and property revenues increased in 2018 compared to the same period in 2017 primarily due to an increase in revenue from the HOAs of $6.6 million.
Condominium rights and unit costs of sales for the year ended December 31, 2019 primarily represent development, construction and sales costs relating to the revenues recognized at Ke Kilohana, which began closing on units in the second quarter of 2019, partially offset by lower closings at Ae‘o, which began in the fourth quarter of 2018. Condominium rights and unit costs of sales decreased for the year ended December 31, 2018 compared to the same period in 2017 due to the adoption of the New Revenue Standard as of the January 1, 2018 adoption date. Condominium rights and unit costs of sales for the year ended December 31, 2018 represent costs associated with units closed at Anaha and Ae‘o as well as anticipated window repairs at Ward Village.

Other property operating costs decreased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to a $6.1 million decrease in costs associated with the deconsolidation of the HOAs. Other property operating costs increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to an increase in costs associated with the HOAs of $4.1 million, as well as the write-off of development costs related to canceled projects.
Depreciation and amortization increased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to the depreciation of ‘A‘ali‘i and Kō'ula model units placed in service during the year ended December 31, 2019. Depreciation and amortization increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to the depreciation of model and manager units for condominium projects under the New Revenue Standard. Previously, the model and manager units were expensed to cost of sales with the related project. Under the New Revenue Standard, however, the model and manager units were placed in service and depreciated as of the January 1, 2018 adoption date.
Interest income, net decreased for the year ended December 31, 2019 compared to the same period in 2018 as we had fewer projects under construction in 2019, and therefore, capitalized less of our interest incurred, as well as the payoff of the Ae‘o loan in December 2018.
Other income, net decreased for the year ended December 31, 2019 compared to the same period in 2018 and increased for the year ended December 31, 2018 compared to the same period in 2017 due to insurance proceeds received for Waiea and Ae‘o in 2018 which did not recur in 2019.
Equity in earnings (losses) from real estate and other affiliates for the years ended December 31, 2019 and 2018 are attributable to our share of earnings in Circle T Ranch and Power Center and KR Holdings.
Gain on sale or disposal of real estate and other assets, net for the year ended December 31, 2019 relate to the sales of Cottonwood Mall, a 196,975 square foot building and 54-acre land parcel in Holladay, Utah; West Windsor, a 658-acre parcel of land located in West Windsor, New Jersey; and our 90.5% share in the Bridges at Mint Hill joint venture to develop a shopping center southeast of Charlotte, North Carolina. Cottonwood Mall yielded a gross sales price and pre-tax gain of $46.0 million and $24.1 million, respectively, and West Windsor yielded $40.0 million and $12.0 million, respectively. Bridges at Mint Hill was sold for $9.5 million, resulting in a pre-tax loss of $8.8 million. There were no sales for the year ended December 31, 2018. Gain on sale or disposal of real estate and other assets, net for the year ended December 31, 2017, are primarily related to the sale of 36 acres of undeveloped land at The Elk Grove Collection, the sale of 70 acres of undeveloped land at Kendall Town Center, the sale of Century Plaza, and the sale of the Volo Land. The gross sales price of The Elk Grove Collection was $36.0 million and resulted in a pre-tax gain of $32.2 million. The gross sales price of Kendall Town Center was $40.5 million and resulted in a pre-tax gain of $20.2 million. Century Plaza and Volo Land sold for combined proceeds of $3.6 million and a combined net loss of $1.2 million.

Strategic Developments Projects
The following describes the status of our major construction projects and announced Strategic Developments projects as of December 31, 2019. For projects that have been under construction for a substantial period and are nearing completion, please refer to the Projects under Construction table below for an update on the project’s individual metrics and associated timeline for completion. For information on the construction financings on our projects, please refer to Note 7 - Mortgages, Notes and Loans Payable, Net in our Notes to Consolidated Financial Statements.
Downtown Columbia Redevelopment District
The Downtown Columbia market contains 3.2 million square feet of office space, of which we own 1.6 million square feet, located close to shopping, restaurants and entertainment venues. We believe there is a significant opportunity to redevelop this area over future years. Legislation adopting a new Master Plan and zoning for Downtown Columbia, initially obtained in 2010 and amended in 2017, allows for a total of approximately 14.0 million square feet for all of Downtown Columbia Redevelopment District (subject to obtaining approval of the specifics of individual projects, have densities for up to 6,200 residential units, 4.3 million square feet of commercial office space, 1.3 million square feet of retail space and 640 hotel rooms. The majority of the properties for which the 14.0 million square feet is available is on raw land, surface parking lots and other assets controlled by us. We have been advised by our outside zoning attorney that the legislation adopting the Master Plan and zoning has no expiration date. However, under a Development Rights And Responsibilities Agreement, signed in 2017 with the County, the existing Master Plan, zoning and the project approval process cannot be amended except in very limited circumstances, i.e., a change “essential” to public health, safety and welfare, for a period of 30 years after which the Master Plan, zoning and/or laws could be amended.
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
In addition to our ongoing development of The Merriweather District, we are continuing predevelopment activities on another neighborhood within the Downtown Columbia Redevelopment District, the Lakefront District. We received approval of the final development plan for the first portion of the Lakefront District in 2018, and we received approval of the final development plan for a second portion of the Lakefront District in 2019. Our approvals are for approximately 2.0 million square feet of net new mixed-use development which will include office, retail and residual assets. This future development district also includes the three acres of land related to Ridgely Building, Sterrett Place and American City Building, all of which have been demolished.

TIF bonds
In November 2016, the Howard County Council authorized the issuance of up to $90.0 million of TIF bonds for the Downtown Columbia Redevelopment District’s master plan. The Final Limited Offering Memorandum for the first tranche relates to the Merriweather District, and closing on the $48.2 million of Series 2017 A Special Obligation Bonds (“Phase One Bonds”) occurred in October 2017. As part of the legislation approved concurrently with TIF legislation in 2016, an additional 744 residential units may be constructed for the local community to provide for affordable housing needs, which would, if built, increase the previous density to over 6,200 residential units. The TIF will provide capital for the development of key roads and infrastructure supporting our local office buildings and other commercial development within the Merriweather District. The Phase One Bonds are secured by incremental property taxes from the anticipated increased assessed values of specified properties in the Downtown Columbia Development District, and “Special Taxes” which may be levied if necessary to fund the debt service and other costs of the bonds in the event there is a shortfall in the projected property tax increment. We, through our wholly-owned subsidiaries, currently own the majority of the acreage in the Development District, and all of the developable land within the “Special Taxing District.” In the funding agreement for the TIF, one of our wholly-owned subsidiaries, The Howard Research and Development Corporation, has agreed to complete certain defined public improvements and to indemnify Howard County, and we have guaranteed these obligations, with a limit of $1.0 million, expiring 36 months after bond issuance. During the year, we received reimbursements of $6.9 million from the first tranche of $38.5 million in TIF bonds issued by Howard County, Maryland.
Juniper Apartments

Juniper Apartments will be a seven-story, 382-unit multi-family property with 56,683 square feet of retail on the ground level. The project will include a parking garage, a fitness center and yoga studio, a clubroom with an outdoor terrace, a swimming pool, along with other amenities. Total development costs are expected to be approximately $116 million, and we closed on construction financing of $85.7 million in 2018. We began construction in the second quarter of 2018 and anticipate project completion in the first quarter of 2020. We expect to reach projected annual stabilized NOI of $9.2 million in 2023.

Merriweather District Area 3 Standalone Restaurant
In the third quarter of 2019, we commenced construction on the standalone restaurant project in Merriweather District Area 3 which is 100% pre-leased to Busboys and Poets. This project is one of two separate retail buildings, the other being a standalone kiosk. These two projects will serve as amenities to Area 3’s residents and office workers and launch us into the next phase of transforming Area 3 into an urban, mixed-use regional attraction. Total development costs for the standalone restaurant project are expected to be approximately $6 million. We anticipate project completion in the fourth quarter of 2020 and expect to reach projected annual stabilized NOI of $0.4 million in the first half of 2021.
The Woodlands

Century Park

On December 30, 2019, we acquired Century Park, a 63-acre, 1.3 million square foot campus with 17 office buildings in the West Houston Energy Corridor as a part of the $565.0 million transaction to acquire The Woodlands Towers at The Waterway; a warehouse space and 9.3 acres of land in The Woodlands, TX. We plan to remarket Century Park. See Note 3 - Acquisitions and Dispositions for additional information regarding this acquisition.

8770 New Trails
We entered into this build-to-suit arrangement with Alight Solutions, a national health and welfare benefits administrator, in the first quarter of 2019. The building, which is 100% pre-leased, will be a four-story, 180,000 rentable square foot office building with 1,260 parking spaces. Total development costs are expected to be approximately $46 million which are expected to be partially financed with a $35.5 million construction loan. We anticipate project completion in the first quarter of 2020 and expect to reach projected annual stabilized NOI of $4.4 million in 2020.
Creekside Park Apartments Phase II
Following the success of Creekside Park Apartments, Creekside Park Apartments Phase II is the second phase of multi-family in Creekside Park. The project will be a 360-unit, luxury development, situated on approximately 14.0 acres and will be comprised of one, two and three-bedroom units at an average of 973 square feet each. Total development costs are expected to be approximately $57 million which will be partially financed with a $43.4 million construction loan which closed on January 7, 2020. We began construction in the third quarter of 2019 and anticipate project completion in 2021. We expect to reach projected annual stabilized NOI of $4.7 million in 2023.
Millennium Phase III Apartments
We commenced construction on Millennium Phase III Apartments in the second quarter of 2019. The project is the third phase of the Millennium Apartment portfolio, following the success of Millennium Waterway and Millennium Six Pines. The community will include 163 luxury units situated on 1.67 acres and will include one, two and three-bedroom units as well as townhomes. Total development costs are expected to be approximately $45 million which will be partially financed with a $30.7 million construction loan. We anticipate project completion in the fourth quarter of 2020 and expect to reach projected annual stabilized NOI of $3.5 million in 2021.
Two Lakes Edge
Two Lakes Edge is our second apartment complex in Hughes Landing, a 66-acre mixed-use development in The Woodlands. The project will be an eight-story, Class-A, 386-unit multi-family development with retail and a restaurant on the ground level. Community amenities include a resort-style pool and outdoor entertainment area overlooking Lake Woodlands, a Sky Lounge, built-in wine storage, a fitness center with a large yoga room and an outdoor fitness lawn. Total development costs are expected to be approximately $108 million which will be partially financed with a $74.0 million construction loan. We began construction in the second quarter of 2018 and anticipate project completion in the second quarter of 2020. We expect to reach projected annual stabilized NOI of $8.5 million in 2024.
Ward Village
We continue to transform Ward Village into a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets. We believe we have found the optimal mix of price point and product in the Honolulu market for condominium development as evidenced by the demand for our condominium projects discussed below. The ongoing and completed construction at our mixed-use projects includes 170,700 square feet of retail to serve our new residents and the community at large. In addition, during the last half of 2017, we removed 226,466 square feet of old retail space from service to prepare it for redevelopment. Many of the tenants occupying the closed space were relocated within Ward Village. As we move forward with the execution of our master plan which ultimately contemplates a total of approximately 1.0 million square feet of commercial space at completion, we will periodically redevelop, reposition, or replace the existing retail spaces as part of new mixed-use projects.
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

Ward Village Condominiums as of December 31, 2019
($ in millions)	Total Units	Closed or Under Contract	Percent of Units Sold	Total Projected Costs	Costs Paid to Date	Estimated Completion Date
Waiea	177	172	97.2%	$464.3	$416.2	Complete
Anaha	317	315	99.4%	401.3	394.6	Complete
Ae‘o	465	465	100.0%	429.6	417.9	Complete
Ke Kilohana	423	423	100.0%	218.9	211.8	Complete
‘A‘ali‘i	750	626	83.5%	411.9	116.2	2021
Kō'ula	565	420	74.3%	487.1	44.6	2022
Total under construction	2,697	2,421	89.8%	$2,413.1	$1,601.2
Waiea –We have entered into contracts for 172 of the 177 units and closed on 170 units as of December 31, 2019. These units under contract and closed represent 97.2% of total units and 95.2% of the total residential square feet as of December 31, 2019. The retail portion of the project is 100% leased and has been placed in service. Total development costs are expected to be approximately $464 million.
Anaha – We have entered into contracts for and closed on 315 of the 317 units as of December 31, 2019. These units under contract and closed represent 99.4% of total units and 97.2% of the total residential square feet available for sale as of December 31, 2019. The retail portion of the project is 100% leased and has been placed in service. Total development costs are expected to be approximately $401 million.
Ae‘o – We have closed on all 465 units as of December 31, 2019. The retail portion of the project, which is primarily comprised of the 57,000 square foot flagship Whole Foods Market, is 95% leased and has been placed into service. Total development costs are expected to be approximately $430 million.
Ke Kilohana – We have closed on all 423 units as of December 31, 2019 and began welcoming residents in May 2019. The 22,000 square feet of retail, which is 100% leased to CVS/Longs Drugs, has been placed into service. Total development costs are expected to be approximately $219 million.
‘A‘ali‘i – Public sales launched in January 2018, and we broke ground in October 2018, expanding the selection of new homes at Ward Village. We have entered into contracts for 626 of the 750 units as of December 31, 2019. We entered into two additional contracts through February 21, 2020. These units under contract represent 83.5% and 83.7% of total units and 78.8% and 79.1% of the total residential square feet available for sale as of December 31, 2019 and February 21, 2020, respectively. Additionally, there will be up to 12,000 square feet of new street level retail for which lease-up is ongoing. Total development costs are expected to be approximately $412 million.
Kō'ula – We launched public sales of our sixth condominium project, Kō'ula, in January 2019. Kō'ula will be a 41-story, 565-unit mixed-use condominium project located on Auahi Street between the Ward Entertainment Center and Victoria Ward Park and will consist of studio, one, two and three-bedroom residences. The units will range from approximately 300 square feet to 1,450 square feet. Additionally, there will be up to 36,000 square feet of commercial leasable area, 9,200 square feet of open space, and 57,000 square feet of recreational space. We have entered into contracts for 420 of the 565 units as of December 31, 2019. We entered into six additional contracts through February 21, 2020. These units under contract represent 74.3% and 75.4% of total units and 76.4% and 77.6% of the total residential square feet available for sale as of December 31, 2019 and February 21, 2020, respectively. Total development costs are expected to be approximately $487 million.
Victoria Place – As a result of strong demand demonstrated by sales at ‘A‘ali‘i and Kō'ula, we launched public sales of our seventh condominium project at Ward Village in December 2019. Victoria Place will be a 40-story, 349-unit condominium project located between Auahi Street and Ala Moana Boulevard, immediately to the west of Waiea and adjacent to Victoria Ward Park. The project will consist of one, two and three-bedroom residences. The units will range from approximately 750 square feet to 1,850 square feet. Additionally, there will be approximately 15,600 square feet of ground level open space, and 64,000 square feet of indoor and outdoor recreational space. We have entered into contracts for 185 of the 349 units as of February 21, 2020 which represent 53.0% of total units. These 185 contracts represent only those contracts past the 30-day rescission period.
Other Development Projects
110 North Wacker
During the first and second quarters of 2018, we completed demolition and began construction of a new 1.5 million square foot office building at 110 North Wacker in Chicago, Illinois. During the second quarter of 2018, we executed a joint venture agreement with USAA related to the project and closed on a $494.5 million construction loan for 110 North Wacker, of which we guaranteed approximately $89.0 million. During the third quarter of 2018, upon expanding the original plans for the building due to strong leasing demand, the joint venture closed on an amendment to increase the $494.5 million construction loan to $512.6 million and simultaneously increased our guarantee to approximately $92.3 million. The 110 North Wacker loan was modified in May 2019 to increase the total loan commitment. The funding commitments of the joint venture partners were modified concurrently, and we will fund $35.3 million less cash equity for the project. The modified agreement allows us to retain our waterfall upside and return while reducing our capital requirements and mitigating our risk. The total project costs are estimated to be $723 million, which we expect will generate an 8% unlevered yield on cost. As of December 31, 2019, the project, which we expect to open in the fourth quarter of 2020, is 74% pre-leased.
Projects Under Construction
The following table summarizes our projects under construction and related debt held in Operating Assets, the Seaport District and Strategic Developments as of December 31, 2019. Projects that are substantially complete and which have been placed into service in the Operating Assets or the Seaport District segment are included in the following table if the project has more than $1.0 million of estimated costs remaining to be incurred. Typically, these amounts represent budgeted tenant allowances necessary to bring the asset to stabilized occupancy. Tenant build-out costs represent a significant portion of the remaining costs for the following properties in the Operating Assets and Seaport District segments:

•	6100 Merriweather and Garage

•	Two Merriweather

•	Creekside Park West

•	1725-1735 Hughes Landing Boulevard

•	Three Hughes Landing

•	Two Summerlin

•	Pier 17

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

($ in thousands)	Total Estimated Costs (a)	Costs Paid Through December 31, 2019 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Holdback to be Drawn	Debt to be Drawn (c)	Costs Remaining to be Paid, Net of Debt and Buyer Deposits/Holdbacks to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
Columbia
6100 Merriweather and Garage	$138,221	$83,228	$54,993	$—	$53,426	$1,567	(d)	Open
Two Merriweather	40,941	34,679	6,262	—	6,315	(53)	(d)	Open
The Woodlands
Creekside Park West	22,625	12,580	10,045	—	9,495	550	(d)	Open
100 Fellowship Drive	63,278	57,390	5,888	—	3,510	2,378		Open
1725-1735 Hughes Landing Boulevard	204,878	197,584	7,294	—	—	7,294	(d)(e)	Open
Three Hughes Landing	90,133	81,057	9,076	—	1,360	7,716	(d)	Open
Bridgeland
Lakeside Row	48,412	37,039	11,373	—	10,273	1,100		Open
Summerlin
Las Vegas Ballpark	127,802	120,426	7,376	—	—	7,376	(f)	Open
Two Summerlin	53,238	47,109	6,129		—	6,129	(d)(e)	Open
Tanager Apartments	59,276	49,862	9,414	—	14,494	(5,080)	(g)	Open
Total Operating Assets	848,804	720,954	127,850	—	98,873	28,977

Seaport District Assets
Pier 17 and Seaport District Historic Area / Uplands	659,018	582,561	76,457	—	—	76,457	(d)(h)(i)	Open
Tin Building	173,452	72,057	101,395	—	—	101,395	(i)	2021
Total Seaport District Assets	832,470	654,618	177,852	—	—	177,852

Strategic Developments
Chicago
110 North Wacker	722,643	348,043	374,600	—	374,600	—	(j)	Q4 2020
Columbia
Juniper Apartments	116,386	66,307	50,079	—	51,047	(968)	(g)	Q1 2020
Merriweather District Area 3 Standalone Restaurant	5,624	522	5,102	—	—	5,102	(k)	Q4 2020
The Woodlands
Creekside Park Apartments Phase II	57,472	1,736	55,736	—	—	55,736	(k)	2021
Two Lakes Edge	107,706	70,126	37,580	—	35,821	1,759		Q2 2020
Millennium Phase III Apartments	45,033	7,496	37,537	—	30,699	6,838		Q4 2020
8770 New Trails	45,985	23,038	22,947	—	20,363	2,584		Q1 2020
Ward Village
‘A‘ali‘i	411,900	116,169	295,731	49,351	262,983	(16,603)	(g)	2021
Ae‘o	429,603	417,873	11,730	—	—	11,730	(l)	Open
Anaha	401,314	394,643	6,671	—	—	6,671		Open
Ke Kilohana	218,898	211,763	7,135	—	—	7,135	(l)	Open
Kō'ula	487,110	44,615	442,495	—	—	442,495	(k)(m)	2022
Waiea	464,269	416,158	48,111	—	—	48,111	(n)	Open
Total Strategic Developments	3,513,943	2,118,489	1,395,454	49,351	775,513	570,590
Combined Total at December 31, 2019	$5,195,217	$3,494,061	$1,701,156	$49,351	$874,386	$777,419

			Creekside Park Apartments Phase II financing			$(43,387)	(o)
			Kō'ula estimated buyer deposits			(95,900)
			Kō'ula estimated financing			(356,800)
		Estimated costs to be funded net of financing, assuming closing on estimated financing				$281,332

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

(b)	Costs included in (a) above which have been paid through December 31, 2019.

(c)	With respect to our condominium projects, remaining debt to be drawn is reduced by deposits utilized for construction.

(d)	Final completion is dependent on lease-up and tenant build-out.

(e)	Construction loans for 1725-1735 Hughes Landing Boulevard, Aristocrat and Two Summerlin have been repaid in full and any remaining project costs will be funded by us.

(f)	Excludes cost to acquire the Las Vegas Aviators.

(g)
Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to December 2019 costs that were paid by us, but not yet reimbursed by our lenders. We expect to receive funds from our lenders for these costs in the future.

(h)
Pier 17 and Seaport District Historic Area / Uplands Total Estimated Costs and Costs Paid Through December 31, 2019 include costs required for the Pier 17 and Historic Area/Uplands and are not reduced by the insurance proceeds received to date.

(i)
We closed on a $250.0 million loan for the redevelopment of the Seaport District during the three months ended June 30, 2019. All proceeds, less the interest escrow, have been received, and future project costs will be funded with the loan proceeds, which are included in our cash balance.

(j)
110 North Wacker is a consolidated joint venture discussed further in Note 2 - Real Estate and Other Affiliates. Total Estimated Costs exclude $76.0 million of the $86.0 million land value contributed to the joint venture at closing; The Debt to be Drawn includes future draws on the construction loan and anticipated equity partner and JV partner contributions. Costs Remaining to be Paid represent our remaining equity commitment. At loan closing, we received a $52.2 million cash distribution from the venture. In May 2019, we closed on a loan modification which reduced the amount of equity we are required to put into the project by $35.3 million.

(k)	Positive balances represent future spending which we anticipate will be funded through a combination of construction loans which we are currently seeking and equity.

(l)
The Ae‘o facility was repaid in December 2018 in conjunction with closing on the sales of units at the property. The Ke Kilohana facility was repaid in June 2019 in conjunction with closing on the sales of units at the property.

(m)	Initial estimated costs to be finalized.

(n)	Total estimate includes amounts necessary for warranty repairs. However, we anticipate recovering a substantial amount of these costs in the future which is not reflected in this schedule.

(o)	The financing for Creekside Park Apartments Phase II closed in January 2020. See Note 7 - Mortgages, Notes and Loans Payable, Net for additional information.

Corporate income, expenses and other items
The following table contains certain corporate related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below.

	Year Ended December 31,			2019-2018	2018-2017
(In thousands)	2019	2018	2017	Change	Change
Corporate income	$34	$—	$—	$34	$—
General and administrative	(158,281)	(105,305)	(89,882)	(52,976)	(15,423)
Corporate interest expense, net	(45,023)	(47,677)	(48,700)	2,654	1,023
Loss on extinguishment of debt	(210)	—	(46,410)	(210)	46,410
Warrant liability loss	—	—	(43,443)	—	43,443
Corporate other income (loss), net	9,627	(866)	(45)	10,493	(821)
Corporate (loss) gain on sale or disposal of real estate and other assets, net	(4,751)	—	125	(4,751)	(125)
Equity in earnings (loss) from real estate and other affiliates	—	17	(455)	(17)	472
Corporate depreciation and amortization	(8,021)	(7,256)	(6,614)	(765)	(642)
Demolition costs	(855)	(17,329)	(1,923)	16,474	(15,406)
Development-related marketing costs	(23,067)	(29,249)	(20,504)	6,182	(8,745)
(Provision) benefit for income taxes	(29,245)	(15,492)	45,801	(13,753)	(61,293)
Total Corporate income, expenses and other items	$(259,792)	$(223,157)	$(212,050)	$(36,635)	$(11,107)
General and administrative expenses increased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to corporate restructuring costs and consulting fees for technology and data integration projects. General and administrative expenses increased for the year ended December 31, 2018 compared to the same period in 2017 due to increased labor costs as a result of higher headcount, as well as recognition of restricted stock awards and newly granted option awards, partially offset by forfeitures. Labor costs were meaningfully impacted by additional headcount at the Seaport District as we open new operating businesses, resulting in an increase of approximately $4.2 million over the prior year. The increase in stock compensation expense accounted for approximately $2.8 million of the increase over the prior year.
Corporate interest expense, net decreased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to investing in higher yielding investments and favorable interest rates as well as the termination of our forward starting swaps in the second quarter of 2018 coupled with swap terminations in 2019. Corporate interest expense, net decreased from December 31, 2018 compared to the same period in 2017 primarily due to increased interest income as a result of increases in market interest rates and investing excess cash on hand in competitive investments yielding higher interest rates. See further discussion in Note 7 - Mortgages, Notes and Loans Payable, Net in our Notes to Consolidated Financial Statements.
Loss on extinguishment of debt for the year ended December 31, 2017 is due to the redemption in the first quarter of 2017 of our $750.0 million 6.875% senior notes due in 2021. See further discussion in Note 7 - Mortgages, Notes and Loans Payable, Net in our Notes to Consolidated Financial Statements.

Warrant liability loss decreased for the year ended December 31, 2018 compared to the same period in 2017 as all warrants which qualified for liability accounting treatment and were marked-to-market periodically were exercised and settled as of December 31, 2017. See further discussion in Note 13 - Warrants in our Notes to Consolidated Financial Statements.
Corporate other income (loss), net for the year ended December 31, 2019 increased compared to the same period in 2018 primarily due to the receipt of insurance proceeds related to our claim for Superstorm Sandy.
Corporate (loss) gain on sale or disposal of real estate and other assets, net increased for the year ended December 31, 2019 compared to the same period in 2018 due to the loss recognized on the sale of our corporate aircraft in 2019.
Corporate depreciation and amortization increased for the year ended December 31, 2019 compared to the same period in 2018, as well as the year ended December 31, 2018 compared to the same period in 2017, primarily due to higher balances of depreciable assets being in service in each year.
Demolition costs decreased for the year ended December 31, 2019 compared to the same period in 2018 primarily related to 2018 costs at 110 North Wacker and Tin Building that did not recur in 2019. Demolition costs increased for the year ended December 31, 2018 compared to the same period in 2017 primarily due to costs related to demolition at the Tin Building and 110 North Wacker.
Development-related marketing costs decreased for the year ended December 31, 2019 compared to the same period in 2018, primarily related to the reduction of costs at the Seaport District and parts of Ward Village, including ‘A‘ali‘i. The increase in Development-related marketing costs for the year ended December 31, 2018 compared to the same period in 2017 related to increased marketing at Ward Village and the Seaport District.
(Provision) benefit for income taxes increased for the year ended December 31, 2019 compared to the same period in 2018 due to a $30.3 million increase in income before tax and changes in other permanent differences such as stock compensation deductions and non-deductible executive compensation. (Provision) benefit for income taxes increased for the year ended December 31, 2018 compared to the same period in 2017 due to the Tax Act which resulted in a reduction in the federal income tax rate from 35% to 21% in 2017. As a result, we had an income tax benefit in 2017 that did not reoccur in 2018.
Capitalized internal costs
The following table represents our capitalized internal costs by segment for the years ended December 31, 2019, 2018 and 2017:

	Capitalized Internal Costs			Capitalized Internal Costs Related to Compensation Costs
	Year Ended December 31,			Year Ended December 31,
(In millions)	2019	2018	2017	2019	2018	2017
Operating Assets segment	$0.2	$0.2	$1.5	$0.2	$0.2	$1.3
MPC segment	9.4	9.6	9.6	7.3	7.6	7.7
Seaport District segment	2.8	6.0	4.9	2.5	5.2	4.1
Strategic Developments segment	24.1	24.1	21.0	21.5	21.2	17.8
Total	$36.5	$39.9	$37.0	$31.5	$34.2	$30.9
Capitalized internal costs (which include compensation costs) decreased for the year ended December 31, 2019 compared to 2018 primarily due to fewer projects under development in the current year at the Seaport District segment. The capitalized internal costs increased for the Strategic Developments segment due to the increases in labor costs associated with projects at several locations. At the MPC segment, capitalized internal costs decreased for the year ended December 31, 2019 due to fluctuations in the level of development activity at our newer MPCs.
Capitalized internal costs (which include compensation costs) increased for the year ended December 31, 2018 compared to 2017 primarily due to more projects under development and increased labor costs at the Seaport District segment. The capitalized internal costs decreased at the Operating Assets segment due to fewer projects under development in 2018 and increased for the Strategic Developments segment due to the increase in projects at several locations as well as increased personnel for the additional projects.

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

Total outstanding debt was $4.1 billion as of December 31, 2019. Please refer to Note 7 - Mortgages, Notes and Loans Payable, Net in our Consolidated Financial Statements for a table showing our debt maturity dates. Certain mortgages may require paydowns in order to exercise contractual extension terms. Our proportionate share of the debt of our real estate and other affiliates, which is non-recourse to us, totaled $100.3 million as of December 31, 2019. The following table summarizes our net debt on a segment basis as of December 31, 2019. Net debt is defined as Mortgages, notes and loans payable, including our ownership share of debt of our real estate and other affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

(In thousands) Segment Basis (a)	Operating Assets		Master Planned Communities		The Seaport District		Strategic Developments		Segment Totals	Non- Segment Amounts	December 31, 2019
Mortgages, notes and loans payable	$2,315,806	(b)	$239,275	(d)	$352,408	(f)	$296,758		$3,204,247	$992,542	$4,196,789
Less: Cash and cash equivalents	(59,801)	(c)	(129,028)	(e)	(8,253)	(g)	(12,165)	(h)	(209,247)	(270,312)	(479,559)
Special Improvement District receivables	—		(42,996)		—		—		(42,996)	—	(42,996)
Municipal Utility District receivables, net	—		(280,742)		—		—		(280,742)	—	(280,742)
TIF receivable	—		—		—		(3,931)		(3,931)	—	(3,931)
Net Debt	$2,256,005		$(213,491)		$344,155		$280,662		$2,667,331	$722,230	$3,389,561

(a)	Please refer to Note 17 - Segments in our Notes to Consolidated Financial Statements.

(b)
Includes our $79.6 million share of Mortgages, notes and loans payable of our real estate and other affiliates in Operating Assets (Woodlands Sarofim #1, The Metropolitan Downtown Columbia and m.flats/TEN.M).

(c)
Includes our $2.4 million share of Cash and cash equivalents of our real estate and other affiliates in Operating Assets (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, Stewart Title of Montgomery County, TX and m.flats/TEN.M).

(d)	Includes our $6.4 million share of Mortgages, notes and loans payable of our real estate and other affiliates in MPC related to The Summit.

(e)	Includes our $51.6 million share of Cash and cash equivalents of our real estate and other affiliates in MPC related to The Summit.

(f)	Includes our $14.4 million share of Mortgages, notes and loans payable of our real estate and other affiliates in the Seaport District related to Mr. C Seaport.

(g)	Includes our $1.3 million share of Cash and cash equivalents of our real estate and other affiliates in Seaport District (Mr. C Seaport and Bar Wayō).

(h)	Includes our $1.3 million share of Cash and cash equivalents of our real estate and other affiliates in Strategic Developments (KR Holdings, HHMK Development and Circle T Ranch and Power Center).

Cash Flows
Operating Activities
Each segment’s relative contribution to our cash flows from operating activities will likely vary significantly from year to year given the changing nature of our development focus. Other than our condominium properties, most of the properties and projects in our Strategic Developments segment do not generate revenues and the cash flows and earnings may vary. Condominium deposits received from contracted units and proceeds from the sale of completed units, offset by other various cash uses related to condominium development and sales activities, are a substantial portion of our operating activities in 2019. Operating cash continued to be utilized during the year ended December 31, 2019 to fund ongoing development expenditures in our Strategic Developments, Seaport District and MPC segments, consistent with prior years.

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
Net cash provided by operating activities was $207.7 million for the year ended December 31, 2019 compared to net cash provided by operating activities of $210.5 million for the year ended December 31, 2018. The $2.8 million net decrease in cash from operating activities in 2019 was primarily related to the timing of MPC development expenditures and receipts of condominium deposits.
The $45.0 million net increase in cash from operating activities in the year ended December 31, 2018 compared to December 31, 2017 was primarily related to the timing of condominium development expenditures.
Investing Activities
Net cash used in investing activities was $1.2 billion, $841.8 million, and $315.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Cash used for property development expenditures, operating property improvements, and property and equipment was $736.7 million, $625.2 million, and $390.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increased development expenditures in 2019 compared to 2018 relate primarily to ongoing development activity at 110 North Wacker, the Seaport District, 6100 Merriweather and 100 Fellowship Drive. Cash used for acquisition of assets was $565.6 million, $234.5 million, and $23.3 million or the years ended December 31, 2019, 2018 and 2017, respectively. Cash used for acquisition of assets in 2019 relates to the acquisition of two Class AAA office towers, a warehouse space, and 9.3 acres of land in the Woodlands, TX. The acquisition also includes a 63-acre, 1.3 million square foot campus with 17 office buildings in the West Houston Energy Corridor.
The increased development expenditures in 2018 compared to 2017 relate primarily to development activity at 110 North Wacker, the Seaport District, Las Vegas Ballpark, 6100 Merriweather and 100 Fellowship Drive.
Financing Activities
Net cash provided by financing activities was $921.1 million for the year ended December 31, 2019. The net proceeds from new loan borrowings and refinancing activities exceeded principal payments on our debt and were used to partially fund development activity at our development projects, and for the acquisition of assets. Cash provided by financing activities also included $84.9 million related to the issuance of noncontrolling interests at our 110 North Wacker project. Cash used in financing activities included $53.9 million for the purchase of treasury stock.
Net cash provided by financing activities was $391.2 million for the year ended December 31, 2018. The net proceeds from new loan borrowings and refinancing activities exceeded principal payments on our debt and were used to partially fund development activity at our development projects. Cash provided by financing activities also included $99.6 million related to the issuance of noncontrolling interest at our 110 North Wacker project. Cash used in financing activities includes $58.7 million for the purchase of treasury stock.
Net cash provided by financing activities was $199.2 million for the year ended December 31, 2017. The net proceeds from new loan borrowings and refinancing activities slightly exceeded principal payments on our debt and were used to partially fund development activity at our condominium and other development projects. In 2017, including $1.0 billion in cash received from the issuance of the Senior Notes, cash provided by financing activities included loan proceeds of $501.0 million from new borrowings or refinancings of existing debt primarily relating to Constellation, Anaha, Ae‘o, Three Hughes Landing, One Merriweather and The Woodlands. Additionally in 2017, we received $52.0 million in cash from the purchase of warrants by our former CEO and President, offset by the $40.0 million premium paid to redeem our 6.875% senior due 2021.
Principal payments on mortgages, notes and loans payable were $386.5 million, $838.5 million and $1.4 billion for the years ended December 31, 2019, 2018 and 2017, respectively. Payments for the year ended December 31, 2017 were inclusive of $750 million used to repay the 6.875% senior notes.
Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments as of December 31, 2019:

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Mortgages, notes and loans payable (a)	$424,933	$320,641	$137,825	$967,129	$764,615	$1,523,475	$4,138,618
Interest Payments (b)	184,846	173,275	161,404	147,400	95,811	141,367	904,103
Ground lease and other leasing commitments	6,927	7,066	6,328	6,374	6,432	266,852	299,979
Total	$616,706	$500,982	$305,557	$1,120,903	$866,858	$1,931,694	$5,342,700

(a)	Based on final maturity, inclusive of extension options.

(b)	Interest is based on the borrowings that are presently outstanding and current floating interest rates.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $8.5 million, $9.7 million and $8.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. The amortization of above- and below-market ground leases and straight-line rents included in the contractual rent amount were not significant.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $209.4 million as of December 31, 2019.

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

Inflation

Revenue from the Operating Assets and Seaport District segments may be impacted by inflation. In addition, materials and labor costs relating to our development activities may significantly increase in an inflationary environment. Finally, inflation poses a risk to us due to the possibility of future increases in interest rates in the context of loan refinancings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable-rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps, collars and caps. As of December 31, 2019, of our $2.2 billion of variable-rate debt outstanding, $630.1 million is swapped to a fixed rate and $184.3 million is subject to interest rate collars. We may enter into interest rate cap contracts to mitigate our exposure to rising interest rates. We have a cap contract for our $250.0 million Master Credit Facility for The Woodlands and Bridgeland, $215.0 million of which is currently outstanding and $75.0 million of which is currently capped. As the properties are placed into service and become stabilized, we typically refinance the variable-rate debt with long-term fixed-rate debt.

As of December 31, 2019, annual interest costs would increase approximately $16.0 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 7 - Mortgages, Notes and Loans Payable, Net and Note 9 - Derivative Instruments and Hedging Activities in our Consolidated Financial Statements.

The following table summarizes principal cash flows on our debt obligations and related weighted-average interest rates by expected maturity dates as of December 31, 2019:

	Contractual Maturity Date
(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Mortgages, notes and loans payable	$424,933	$320,641	$137,825	$967,129	$764,615	$1,523,475	$4,138,618
Weighted-average interest rate	4.58%	4.62%	4.72%	4.80%	4.93%	4.99%

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Internal Controls over Financial Reporting

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 Framework). Management concluded, based on its assessment, that The Howard Hughes Corporation’s internal control over financial reporting was effective as of December 31,

2019. Ernst & Young, LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report which is included in this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Howard Hughes Corporation
Opinion on Internal Control Over Financial Reporting
We have audited The Howard Hughes Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Howard Hughes Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
February 27, 2020

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the relevant information included in our proxy statement for our 2020 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the relevant information included in our proxy statement for our 2020 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the relevant information included in our proxy statement for our 2020 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the relevant information included in our proxy statement for our 2020 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the relevant information included in our proxy statement for our 2020 Annual Meeting of Stockholders.

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

4.1
Indenture, dated as of March 16, 2017 by and between The Howard Hughes Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2017)

4.2+	Description of Securities of the Registrant

10.1
Form of indemnification agreement for directors and certain executive officers of The Howard Hughes Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.2
Registration Rights Agreement, dated November 9, 2010, between The Howard Hughes Corporation and Pershing Square Capital Management, L.P., Blackstone Real Estate Partners VI L.P., Blackstone Real Estate Partners (AIV) VI L.P., Blackstone Real Estate Partners VI.F L.P., Blackstone Real Estate Partners VI.TE.1 L.P., Blackstone Real Estate Partners VI.TE.2 L.P., Blackstone Real Estate Holdings VI L.P., and Blackstone GGP Principal Transaction Partners L.P. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

10.3*
Form of Restricted Stock Agreement for Nonemployee Directors under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.4*
Restricted Stock Agreement dated as of February 16, 2018, between The Howard Hughes Corporation and David Weinreb (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.5*
Form of Time-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.6*
Form of Performance-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.7*
Form of Time-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.8*
Form of Performance-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.9*
Restricted Stock Agreement dated as of February 20, 2019, between The Howard Hughes Corporation and David Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2019)

10.10*
Form of Time-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2019)

10.11*
Form of Performance-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2019)

10.12*
Form of Time-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2019)

10.13*
Form of Performance-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2019)

10.14*
Employment Agreement, dated as of November 6, 2017, between The Howard Hughes Corporation and Peter F. Riley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 9, 2017)

10.15*
Amended and Restated Employment Agreement, dated as of February 21, 2018, between The Howard Hughes Corporation and David O’Reilly (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed February 26, 2018)

10.16*
Restricted Stock Agreement, dated as of August 29, 2017, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed September 5, 2017)

10.17*
Restricted Stock Agreement, dated as of October 2, 2017, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 5, 2017)

10.18*
Restricted Stock Agreement, dated as of November 8, 2017, between The Howard Hughes Corporation and Peter F. Riley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 9, 2017)

10.19*
Warrant Grant Agreement, dated as of June 16, 2017, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 20, 2017)

10.20*
Warrant Grant Agreement, dated as of October 4, 2017, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 5, 2017)

10.21*
Warrant Purchase Agreement, dated October 7, 2016, between The Howard Hughes Corporation and David O’Reilly (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 11, 2016)

10.22*	Saul Scherl offer letter, dated as of February 21, 2019 (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.23
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

10.24
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

10.25
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

10.26*	The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 14, 2012)

10.27*	Form of The Howard Hughes Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 17, 2014)

10.28*	The Howard Hughes Corporation Management Co., LLC Separation Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 16, 2017)

10.29*
Employment Agreement, dated October 21, 2019, between The Howard Hughes Corporation and Paul H. Layne (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 21, 2019)

10.30*
Release Agreement, dated October 21, 2019, between David R. Weinreb and The Howard Hughes Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed October 21, 2019)

10.31*
Release Agreement, dated October 21, 2019, between Grant Herlitz and The Howard Hughes Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 21, 2019)

10.32*
Amendment to Employment Agreement, dated November 13, 2019, between Peter F. Riley and The Howard Hughes Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 14, 2019)

21.1+	List of Subsidiaries

23.1+	Consent of Ernst & Young LLP

24.1+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document -- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Management contract, compensatory plan or arrangement
+    Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (iv) Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE HOWARD HUGHES CORPORATION

/s/ Paul H. Layne
Paul H. Layne
Chief Executive Officer	February 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board and Director	February 27, 2020
William Ackman

/s/ Paul H. Layne	Director and Chief Executive Officer	February 27, 2020
Paul H. Layne	(Principal Executive Officer)

/s/ David R. O’Reilly	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
David O’Reilly

*	Director	February 27, 2020
Adam Flatto

*	Director	February 27, 2020
Jeffrey Furber

*	Director	February 27, 2020
Beth Kaplan

*	Director	February 27, 2020
Allen Model

*	Director	February 27, 2020
R. Scot Sellers

*	Director	February 27, 2020
Steven Shepsman

*	Director	February 27, 2020
Mary Ann Tighe

*/s/ Paul H. Layne
Paul H. Layne
Attorney-in-fact

THE HOWARD HUGHES CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Howard Hughes Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Howard Hughes Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02 (Topic 842)

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU 2016-02 Leases (Topic 842).

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Master Planned Communities (MPC) Cost of Sales Estimates
Description of the Matter
As discussed in Note 1 of the consolidated financial statements, when developed residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs, based on relative sales value, that benefit the property sold. For purposes of allocating development costs, estimates of future revenues and development costs are re-evaluated throughout the year, with adjustments being allocated prospectively to the remaining parcels available for sale.
MPC cost of sales estimates are highly judgmental as they are sensitive to cost escalation, sales price escalation and lot absorption, which are subject to judgment and affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding of and evaluated the design and operating effectiveness of the Company’s internal controls over the estimation process that affect MPC cost of sales. This included controls over management’s monitoring and review of key assumptions, including the Company’s procedures to validate the completeness and accuracy of data used to determine estimates.
Our testing of the Company’s MPC cost of sales estimates included, among other procedures, evaluating management’s methodology of estimating future costs and revenues, testing the significant assumptions related to cost escalation, sales price escalation and lot absorption, evaluating the underlying data used by management and performing site visits for certain MPC developments to compare the overall status of the developments to what is reflected within the development cost models. We involved internal specialists to assist in comparing a sample of estimated future costs, lot absorption rates, and sales price escalation to market data, assessing contrary information and obtaining supporting evidence used to derive the estimates. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the cost of sale estimates that resulted from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Dallas, Texas
February 27, 2020

THE HOWARD HUGHES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except par values and share amounts)	2019	2018
Assets:
Investment in real estate:
Master Planned Communities assets	$1,655,674	$1,642,660
Buildings and equipment	3,813,595	2,932,963
Less: accumulated depreciation	(507,933)	(380,892)
Land	353,022	297,596
Developments	1,445,997	1,290,068
Net property and equipment	6,760,355	5,782,395
Investment in real estate and other affiliates	121,757	102,287
Net investment in real estate	6,882,112	5,884,682
Net investment in lease receivable	79,166	—
Cash and cash equivalents	422,857	499,676
Restricted cash	197,278	224,539
Accounts receivable, net	12,279	12,589
Municipal Utility District receivables, net	280,742	222,269
Notes receivable, net	36,379	4,694
Deferred expenses, net	133,182	95,714
Operating lease right-of-use assets, net	69,398	—
Prepaid expenses and other assets, net	300,373	411,636
Total assets	$8,413,766	$7,355,799

Liabilities:
Mortgages, notes and loans payable, net	$4,096,470	$3,181,213
Operating lease obligations	70,413	—
Deferred tax liabilities	180,748	157,188
Accounts payable and accrued expenses	733,147	779,272
Total liabilities	5,080,778	4,117,673

Commitments and Contingencies (see Note 10)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 43,635,893 issued and 42,585,633 outstanding as of December 31, 2019, and 43,511,473 shares issued and 42,991,624 outstanding as of December 31, 2018	437	436
Additional paid-in capital	3,343,983	3,322,433
Accumulated deficit	(46,385)	(120,341)
Accumulated other comprehensive loss	(29,372)	(8,126)
Treasury stock, at cost, 1,050,260 and 519,849 shares as of December 31, 2019 and 2018	(120,530)	(62,190)
Total stockholders' equity	3,148,133	3,132,212
Noncontrolling interests	184,855	105,914
Total equity	3,332,988	3,238,126
Total liabilities and equity	$8,413,766	$7,355,799
See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017
Revenues:
Condominium rights and unit sales	$448,940	$357,720	$464,251
Master Planned Communities land sales	330,146	261,905	248,595
Minimum rents	221,907	207,315	183,025
Tenant recoveries	54,710	49,993	45,814
Hospitality revenues	87,864	82,037	76,020
Builder price participation	35,681	27,085	22,835
Other land revenues	23,399	21,314	28,166
Other rental and property revenues	95,703	57,168	31,414
Interest income from sales-type leases	2,189	—	—
Total revenues	1,300,539	1,064,537	1,100,120
Expenses:
Condominium rights and unit cost of sales	369,759	262,562	338,361
Master Planned Communities cost of sales	141,852	124,214	121,116
Master Planned Communities operations	47,875	45,217	38,777
Other property operating costs	175,230	133,761	91,729
Rental property real estate taxes	36,861	32,183	29,185
Rental property maintenance costs	17,410	15,813	13,432
Hospitality operating costs	60,226	59,195	56,362
(Recovery of) provision for doubtful accounts	(414)	6,078	2,710
Demolition costs	855	17,329	1,923
Development-related marketing costs	23,067	29,249	20,504
General and administrative	156,251	104,625	89,882
Depreciation and amortization	155,798	126,565	132,252
Total expenses	1,184,770	956,791	936,233
Other:
Gain (loss) on sale or disposal of real estate and other assets, net	22,362	(4)	55,235
Other income (loss), net	12,179	(936)	3,248
Total other	34,541	(940)	58,483

Operating income	150,310	106,806	222,370

Selling profit from sales-type leases	13,537	—	—
Interest income	9,797	8,486	4,043
Interest expense	(105,374)	(82,028)	(64,568)
Gain (loss) on extinguishment of debt	4,641	—	(46,410)
Warrant liability loss	—	—	(43,443)
Gain on acquisition of joint venture partner's interest	—	—	23,332
Equity in earnings from real estate and other affiliates	30,629	39,954	25,498
Income before taxes	103,540	73,218	120,822
Provision (benefit) for income taxes	29,245	15,492	(45,801)
Net income	74,295	57,726	166,623
Net (income) loss attributable to noncontrolling interests	(339)	(714)	1,781
Net income attributable to common stockholders	$73,956	$57,012	$168,404
Basic income per share:	$1.71	$1.32	$4.07
Diluted income per share:	$1.71	$1.32	$3.91
See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In thousands)	2019	2018	2017
Net income	$74,295	$57,726	$166,623
Other comprehensive loss
Interest rate swaps (a)	(18,475)	955	(9)
Capitalized swap interest (expense) income (b)	(73)	30	(170)
Pension adjustment (c)	11	759	—
Adoption of ASU 2018-02 (d)	—	(1,148)	—
Adoption of ASU 2017-12 (e)	—	(739)	—
Terminated swap amortization	(2,709)	(1,018)	—
Other comprehensive loss	(21,246)	(1,161)	(179)
Comprehensive income	53,049	56,565	166,444
Comprehensive (income) loss attributable to noncontrolling interests	(339)	(714)	1,781
Comprehensive income attributable to common stockholders	$52,710	$55,851	$168,225

(a)	Amounts are shown net of deferred tax benefit of $5.0 million for the year ended December 31, 2019 and $0.3 million for the years ended December 31, 2018 and 2017.

(b)	The deferred tax impact was not meaningful for the years ended December 31, 2019 and 2018. Amount is net of deferred tax benefit of $0.1 million for the year ended December 31, 2017.

(c)	The deferred tax impact is not meaningful for the year ended December 31, 2019. Amount is net of deferred tax expense of $0.5 million for the year ended December 31, 2018.

(d)
The Company adopted Accounting Standards Update (“ASU”) 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, as of January 1, 2018.

(e)	The Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as of January 1, 2018.

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Additional		Other			Total
(In thousands, except shares)	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	Equity	Interests	Equity
Balance, January 1, 2017	39,802,064	$398	$2,853,269	$(277,912)	$(6,786)	(12,061)	$(1,231)	$2,567,738	$3,772	$2,571,510
Net income	—	—	—	168,404	—	—	—	168,404	(1,781)	166,623
Preferred dividend payment on behalf of subsidiary	—	—	—	—	—	—	—	—	(12)	(12)
Initial consolidation of HOAs	—	—	—	—	—	—	—	—	3,586	3,586
Interest rate swaps, net of tax of $323	—	—	—	—	(9)	—	—	(9)	—	(9)
Capitalized swap interest, net of tax of $91	—	—	—	—	(170)	—	—	(170)	—	(170)
Stock plan activity	445,736	4	21,651	—	—	(17,312)	(2,245)	19,410	—	19,410
Exercise of warrants	3,052,453	31	375,582	—	—	—	—	375,613	—	375,613
Issuance of Management Warrants	—	—	52,000	—	—	—	—	52,000	—	52,000
Balance, December 31, 2017	43,300,253	$433	$3,302,502	$(109,508)	$(6,965)	(29,373)	$(3,476)	$3,182,986	$5,565	$3,188,551
Net income	—	—	—	57,012	—	—	—	57,012	714	57,726
Preferred dividend payment on behalf of subsidiary	—	—	—	—	—	—	—	—	(11)	(11)
Interest rate swaps, net of tax of $342	—	—	—	—	955	—	—	955	—	955
Terminated swap amortization	—	—	—	—	(1,018)	—	—	(1,018)	—	(1,018)
Pension adjustment, net of tax of $467	—	—	—	—	759	—	—	759	—	759
Capitalized swap interest, net of tax of $8	—	—	—	—	30	—	—	30	—	30
Adoption of ASU 2014-09	—	—	—	(69,732)	—	—	—	(69,732)	—	(69,732)
Adoption of ASU 2017-12	—	—	—	739	(739)	—	—	—	—	—
Adoption of ASU 2018-02	—	—	—	1,148	(1,148)	—	—	—	—	—
Restricted stock activity	—	—	—	—	—	(14,556)	(1,447)	(1,447)	—	(1,447)
Repurchase of common shares	—	—	—	—	—	(475,920)	(57,267)	(57,267)	—	(57,267)
Contributions to joint ventures	—	—	—	—	—	—	—	—	99,646	99,646
Stock plan activity	211,220	3	19,931	—	—	—	—	19,934	—	19,934
Balance, December 31, 2018	43,511,473	$436	$3,322,433	$(120,341)	$(8,126)	(519,849)	$(62,190)	$3,132,212	$105,914	$3,238,126
Net income	—	—	—	73,956	—	—	—	73,956	339	74,295
Interest rate swaps, net of tax of $5,041	—	—	—	—	(18,475)	—	—	(18,475)	—	(18,475)
Terminated swap amortization	—	—	—	—	(2,709)	—	—	(2,709)	—	(2,709)
Pension adjustment, net of tax of $41	—	—	—	—	11	—	—	11	—	11
Capitalized swap interest, net of tax of $20	—	—	—	—	(73)	—	—	(73)	—	(73)
Deconsolidation of equity investments	—	—	—	—	—	—	—	—	(3,750)	(3,750)
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	—	—	(2,538)	(2,538)
Restricted stock activity	927	—	—	—	—	(34,411)	(4,417)	(4,417)	—	(4,417)
Repurchase of common shares	—	—	—	—	—	(496,000)	(53,923)	(53,923)	—	(53,923)
Contributions to joint ventures	—	—	—	—	—	—	—	—	84,890	84,890
Stock plan activity	123,493	1	21,550	—	—	—	—	21,551	—	21,551
Balance, December 31, 2019	43,635,893	$437	$3,343,983	$(46,385)	$(29,372)	(1,050,260)	$(120,530)	$3,148,133	$184,855	$3,332,988

See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$74,295	$57,726	$166,623
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	143,698	113,518	116,401
Amortization	10,684	13,047	15,851
Amortization of deferred financing costs	11,726	9,347	5,587
Amortization of intangibles other than in-place leases	788	1,681	(1,327)
Straight-line rent amortization	(5,652)	(12,584)	(5,401)
Deferred income taxes	27,818	16,195	(43,463)
Restricted stock and stock option amortization	19,502	12,128	7,385
Net gain on sales and acquisitions of properties	(22,669)	—	(78,568)
Selling profit from sales-type leases	(13,537)	—	—
Loss on redemption of senior notes due 2021	—	—	46,410
Warrant liability loss	—	—	43,443
Gain on extinguishment of debt	(4,851)	—	—
Equity in earnings from real estate and other affiliates, net of distributions	(9,585)	(24,809)	(9,325)
Provision for doubtful accounts	3,920	6,078	2,710
Master Planned Community land acquisitions	(752)	(3,565)	(4,391)
Master Planned Community development expenditures	(238,806)	(195,504)	(193,087)
Master Planned Community cost of sales	119,429	113,282	107,218
Condominium development expenditures	(211,617)	(289,084)	(352,813)
Condominium rights and units cost of sales	369,759	262,562	338,361
Percentage of completion revenue recognition from sale of condominium rights	—	—	(464,251)
Net Changes:
Accounts and notes receivable	24,519	26,209	24,034
Prepaid expenses and other assets	3,147	(6,942)	(4,123)
Condominium deposits received	(68,842)	108,061	315,901
Deferred expenses	(52,503)	(17,697)	(15,156)
Accounts payable and accrued expenses	27,261	20,676	8,181
Condominium Receivables	—	—	140,122
Other, net	—	195	(755)
Cash provided by operating activities	207,732	210,520	165,567
Cash Flows from Investing Activities:
Property and equipment expenditures	(6,951)	(4,485)	(6,968)
Operating property improvements	(55,524)	(47,750)	(14,389)
Property development and redevelopment	(674,244)	(572,966)	(369,086)
Reimbursement of development cost	—	—	12,777
Acquisition of assets	(565,552)	(234,541)	(23,299)
Proceeds from sales of properties	67,110	—	88,384
Reimbursements under tax increment financings	6,883	22,651	—
Notes issued to real estate and other affiliates and third party	—	(3,795)	(5,252)
Distributions from real estate and other affiliates	1,437	1,732	—
Investments in real estate and other affiliates, net	(6,056)	(2,617)	(1,138)
Maturity of long-term investment	—	—	3,367
Cash used in investing activities	(1,232,897)	(841,771)	(315,604)

(in thousands)	Year Ended December 31,
Cash Flows from Financing Activities:	2019	2018	2017
Proceeds from mortgages, notes and loans payable	1,292,083	1,172,622	1,501,290
Principal payments on mortgages, notes and loans payable	(386,489)	(838,462)	(1,350,226)
Purchase of treasury stock	(53,922)	(58,715)	—
Premium paid to redeem 2021 Senior Notes	—	—	(39,966)
Special Improvement District bond funds released from (held in) escrow	6,077	8,051	35,678
Deferred financing costs and bond issuance costs, net	(19,639)	(15,833)	(14,188)
Taxes paid on stock options exercised and restricted stock vested	(5,449)	(3,995)	(11,672)
Issuance of management warrants	—	—	52,000
Gain on unwinding of swaps	—	16,104	—
Stock options exercised	3,535	11,748	22,708
Issuance of noncontrolling interests	84,889	99,646	3,586
Preferred dividend payment on behalf of REIT subsidiary	—	—	(12)
Cash provided by financing activities	921,085	391,166	199,198
Net change in cash, cash equivalents and restricted cash	(104,080)	(240,085)	49,161
Cash, cash equivalents and restricted cash at beginning of period	724,215	964,300	915,139
Cash, cash equivalents and restricted cash at end of period	$620,135	$724,215	$964,300
Supplemental disclosure of cash flow information
Interest paid	$168,925	$149,693	$129,022
Interest capitalized	73,002	77,918	73,207
Income taxes paid (refunded), net	(2,138)	70	(19,381)
Non-Cash Transactions:
Initial recognition of ASC 842 operating leases ROU asset	72,106	—	—
Initial recognition of ASC 842 operating lease obligation	71,888	—	—
Accrued property improvements, developments, and redevelopments	14,454	—	—
Special Improvement District bond transfers associated with land sales	22,423	10,937	13,898
Accrued interest on construction loan borrowing	10,154	7,584	1,559
Acquisition of below-market lease intangible	—	1,903	—
Exercise of sponsor warrants and management warrants	—	—	375,581
Capitalized stock compensation	1,443	2,434	1,121
Special Improvement District bonds held in third party escrow	9,686	—	—
Net assets acquired in the acquisition of Las Vegas Aviators	—	—	31,311
Net assets acquired in the acquisition of Constellation	—	—	41,744
See Notes to Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The Howard Hughes Corporation is a Delaware corporation that was formed on July 1, 2010. Together with its subsidiaries (herein, “HHC” or the “Company”), HHC develops Master Planned Communities (“MPC”) and residential condominiums, transforms a privately controlled district in New York City into a lifestyle destination (“Seaport District”), invests in other strategic real estate opportunities in the form of entitled and unentitled land and other development rights (“Strategic Developments”) and owns, manages and operates real estate assets currently generating revenues (“Operating Assets”), which may be redeveloped or repositioned from time to time.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions include, but are not limited to, capitalization of development costs, provision for income taxes, recoverable amounts of receivables and deferred tax assets, initial valuations of tangible and intangible assets acquired and the related useful lives of assets upon which depreciation and amortization is based. Estimates and assumptions have also been made with respect to future revenues and costs, the fair value of warrants, debt and options granted. In particular, MPC cost of sales estimates are highly judgmental as they are sensitive to cost escalation, sales price escalation and lot absorption, which are subject to judgment and affected by expectations about future market or economic conditions. Actual results could differ from these and other estimates.

Segments

Segment information is prepared on the same basis that management reviews information for operational decision-making purposes. Management evaluates the performance of each of HHC’s real estate assets or investments individually and aggregates such properties into segments based on their economic characteristics and types of revenue streams. The Company operates in four business segments:  (i) Operating Assets; (ii) MPC; (iii) Seaport District and (iv) Strategic Developments.

Investment in Real Estate

Master Planned Community Assets, Land, Buildings and Equipment

Real estate assets are stated at cost less any provisions for impairments. Expenditures for significant improvements to the Company’s assets are capitalized. Tenant improvements relating to the Company’s operating assets are capitalized and depreciated over the shorter of their economic lives or the lease term. Maintenance and repair costs are charged to expense when incurred.

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

From time to time, the Company may reassess the development strategies for certain buildings and improvements which results in changes to the Company’s estimate of their remaining useful lives. As a result, the Company recognized an additional $25.5 million, or $0.59 per diluted share, in depreciation expense during the year ended December 31, 2017 due to the change in useful lives of these buildings and improvements. The Company did not recognize additional depreciation expense of significance for the years ended December 31, 2019 and 2018.

Developments

Development costs, which primarily include direct costs related to placing the asset in service associated with specific development properties, are capitalized as part of the property being developed. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized before they are placed into service. Costs include planning, engineering, design, direct material, labor and subcontract costs. Real estate taxes, utilities, direct legal and professional fees related to the sale of a specific unit, interest, insurance costs and certain employee costs incurred during construction periods are also capitalized. Capitalization commences when the development activities begin and ceases when a project is completed, put on hold or at the date that the Company decides to not move forward with a project. Capitalized costs related to a project where HHC has determined not to move forward are expensed if they are not deemed recoverable. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Demolition costs associated with redevelopments are expensed as incurred unless the demolition was included in the Company’s development plans and imminent as of the acquisition date of an asset. Once the assets are placed into service, they are depreciated in accordance with HHC’s policy. In the event that management no longer has the ability or intent to complete a development, the costs previously capitalized are evaluated for impairment.

Developments consist of the following categories:

	December 31,
(In thousands)	2019	2018
Land and improvements	$423,520	$456,450
Development costs	1,022,477	829,842
Condominium projects	—	3,776
Total Developments	$1,445,997	$1,290,068

Real Estate and Other Affiliates

In the ordinary course of business, HHC enters into partnerships or joint ventures primarily for the development and operation of real estate assets which are referred to as “Real estate and other affiliates.” The Company assesses its joint ventures at inception to determine if any meet the qualifications of a VIE. HHC considers a partnership or joint venture a  VIE if: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity); or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the Company reassesses its initial determination of whether the partnership or joint venture is a VIE.

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

The Company accounts for VIEs for which it is not considered to be the primary beneficiary but has significant influence using the equity method, and investments in VIEs where HHC does not have significant influence on the joint venture’s operating and financial policies using the cost method. The Company accounts for investments in joint ventures where it owns a noncontrolling interest using the equity method. For investments in joint ventures where the Company has virtually no influence on the joint venture’s operating and financial policies, the Company has elected the measurement alternative to carry the securities at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the issuer. Equity securities not accounted for under the equity method are required to be reported at fair value with unrealized gains and losses reported in the Consolidated Statements of Comprehensive Income (Loss) as Net unrealized gains (losses) on instruments measured at fair value through earnings, unless the securities do not have readily determinable fair values.

Under the equity method, the cost of an investment is adjusted for the Company’s share of the equity in earnings or losses of such Real Estate Affiliates from the date of investment and reduced by distributions received. Generally, the operating agreements with respect to Real estate and other affiliates provide that assets, liabilities and funding obligations are shared in accordance with HHC’s ownership percentages. The Company generally also shares in the profit and losses, cash flows and other matters relating to its Real estate and other affiliates in accordance with the respective ownership percentages. For certain equity method investments, when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, HHC considers ASC 970 and applies the Hypothetical Liquidation Book Value (“HLBV”) method. Under this method, the Company recognizes income or loss based on the change in the underlying share of the venture’s net assets on a hypothetical liquidation basis as of the reporting date.

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

Impairment indicators for HHC’s assets or projects within MPCs are assessed separately and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future sales. MPC assets have extended life cycles that may last 20 to 40 years, or longer, and have few long‑term contractual cash flows. Further, MPC assets generally have minimal to no residual values because of their liquidating characteristics. MPC development periods often occur through several economic cycles. Subjective factors such as the expected timing of property development and sales, optimal development density and sales strategy impact the timing and amount of expected future cash flows and fair value.

Impairment indicators for Operating Assets are assessed separately for each property and include, but are not limited to, significant decreases in net operating income, significant decreases in occupancy, ongoing low occupancy and significant net operating losses.

Impairment indicators for assets in the Seaport District and Strategic Developments are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors, significant decreases in comparable property sale prices and feasibility.

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

With respect to HHC’s Investment in real estate and other affiliates, a series of operating losses of an underlying asset or other factors may indicate that a decrease in value has occurred which is other‑than‑temporary. The investment in each real estate and other affiliate is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other‑than‑temporary. If the decrease in value of an investment in a real estate and other affiliate is deemed to be other‑than‑temporary, HHC’s investment is reduced to its estimated fair value. In addition to the property‑specific impairment analysis that are performed on the underlying assets of the investment, the Company also considers the ownership, distribution preferences, limitations, and rights to sell and repurchase its ownership interests.

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

For the years ended December 31, 2019, 2018 and 2017, HHC evaluated whether impairment indicators existed at any of its assets and concluded there were no impairments. Please refer to Note 4 - Impairment for additional information.

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

The following table summarizes the changes in allowance for doubtful accounts against accounts receivables:

(In thousands)	2019	2018	2017
Balance as of January 1,	$10,664	$9,300	$7,799
Provision for doubtful accounts	5,881	6,078	2,710
Write-offs	(900)	(4,714)	(1,209)
Balance as of December 31,	$15,645	$10,664	$9,300

The Provision for doubtful accounts for the years ended December 31, 2019 and 2018 is primarily due to reserves for tenants at Ward Village and Downtown Summerlin in 2018 which recurred in 2019. The decrease in Write-offs for the year ended December 31, 2019 compared to 2018 and increase for the year ended December 31, 2018 compared to 2017 is primarily due to $3.2 million of increased write-offs for a tenant at Downtown Summerlin and a tenant at the Seaport District that did not reoccur.

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

Municipal Utility District Receivables, net

In Houston, Texas, certain development costs are reimbursable through the creation of a Municipal Utility District (“MUD”), also known as Water Control and Improvement Districts, which are separate political subdivisions authorized by Article 16, Section 59 of the Texas Constitution and governed by the Texas Commission on Environmental Quality (“TCEQ”). MUDs are formed to provide municipal water, wastewater, drainage services, recreational facilities and roads to those areas where they are currently unavailable through the regular city services. Typically, the developer advances funds for the creation of the facilities, which must be designed, bid and constructed in accordance with the City of Houston’s and TCEQ requirements.

The MUD Board of Directors authorizes and approves all MUD development contracts, and MUD bond sale proceeds are used to reimburse the developer for its construction costs, including interest. At the date the expenditures occur, the Company determines the costs it believes will be eligible for reimbursement and recognizes that as MUD receivables. These expenditures are subject to review by the MUD engineers for eligibility in accordance with the development contracts as part of the process for

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reimbursement. MUD receivables are pledged as security to creditors under the debt facilities relating to Bridgeland and The Woodlands MPCs.

Prepaid Expenses and Other Assets, net

The major components of Prepaid expenses and other assets, net include Condominium inventory, Straight-line rent assets, various Intangibles, Special Improvement District (“SID”) receivables and prepaid expenses related to the Company’s properties.

SID receivables are amounts due from SID bonds related to the Company’s Summerlin MPC. Proceeds from SID bonds are held in escrow by a third-party and are used to reimburse the Company for a portion of the development costs incurred in Summerlin. SID receivables are $43.0 million and $18.8 million as of December 31, 2019 and 2018, respectively. TIF receivables are amounts which the Company has submitted for reimbursement from Howard County, Maryland, in conjunction with development costs expended on key roads and infrastructure work within the Merriweather District of Columbia specified per the terms of the county’s TIF legislation and Special Obligation Bonds issued in October 2017. TIF receivables as of December 31, 2019 and 2018 are $3.9 million and $2.5 million, respectively.

The Company’s intangibles include in-place lease assets and above-market lease assets where HHC is the lessor, trademark/tradename intangibles related to MPCs, and other indefinite lived intangibles relating to properties and businesses acquired in previous real estate transactions. The balance of unamortized below-market ground leases was reclassified to Operating lease right-of-use assets, net upon adoption of ASU No. 2016-02, Leases (Topic 842). The Company amortizes finite-lived intangible assets less any residual value, if applicable, on a straight-line basis over the term of the related lease or the estimated useful life of the asset. Intangible assets with an indefinite useful life, primarily attributable to the acquisition of the joint venture partner’s interest in the Las Vegas Aviators baseball team, are not amortized. The Company reviews for any changes in business that would lead to a reconsideration that the life is finite and should be subject to amortization.

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

In the Company’s MPCs, gains with respect to land sales, whether for commercial use or for single family residences, are reported for tax purposes either on the modified accrual method or on the percentage-of-completion method. Under the percentage-of-completion method, a gain is recognized for tax purposes as costs are incurred in satisfaction of contractual obligations.

Deferred Expenses, net

Deferred expenses consist principally of leasing costs. Deferred leasing costs are amortized to amortization expense using the straight‑line method over the related lease term. Deferred expenses are shown net of accumulated amortization of $31.7 million and $24.8 million as of December 31, 2019 and 2018, respectively.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketing and Advertising

The Operating Assets, MPC, Seaport and Strategic Developments segments incur various marketing and advertising costs as part of their development, branding, leasing or sales initiatives. These costs include special events, broadcasts, direct mail and online digital and social media programs, and they are expensed as incurred.

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

Stock-Based Compensation

At December 31, 2019, the Company has a stock-based employee compensation plan. The Company applies the provisions of ASC 718 Stock Compensation which requires all share‑based payments to employees, including grants of employee stock options, to be recognized in the Consolidated Statements of Operations based on their fair values. All unvested options outstanding under option plans have grant prices equal to the market price of the Company’s stock on the dates of grant. Compensation cost for restricted stock is determined based on fair market value of the Company’s stock at the date of grant. The Company recognizes forfeitures as they occur.

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

The Company receives cash payments in the form of escrowed condominium deposits from customers who have contracted to purchase a condominium unit based on billing schedules established in HHC’s condominium purchase agreement contracts. The amounts are recorded in Restricted cash until released from escrow in accordance with the escrow agreement and on approval of HHC’s lender to fund construction costs of a project. A corresponding condominium contract deposit liability is established at the date of receipt, representing a portion of HHC’s unsatisfied performance obligation at each reporting date.

These deposits, along with the balance of the contract value, are recognized at closing upon satisfaction of HHC’s performance obligation and transfer of title to the buyer. Condominium receivables, a conditional right to consideration for satisfaction of HHC’s completed obligations, were established under legacy GAAP for condominium units for which revenue was previously recognized under the percentage of completion method. As of the adoption of ASU 2014-09, Revenues from Contracts with Customers (Topic 606) and all its related amendments (the “New Revenue Standard”) as of January 1, 2018, condominium receivables are recorded only in limited circumstances. Real estate project costs directly associated with a condominium project, which are HHC’s costs to fulfill contracts with condominium buyers, are capitalized while all other costs are expensed as incurred. Total estimated project costs include direct costs such as the carrying value of the land, site planning, architectural, construction and financing costs, as well as indirect cost allocations. The allocations include costs which clearly relate to the specific project, including certain infrastructure and amenity costs which benefit the project as well as others, and are based upon the relative sales value of the units. Costs incurred to sell condominium units are evaluated for capitalization in accordance with ASC 340-40, and incremental costs

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of obtaining and fulfilling a contract are capitalized only if the costs relate directly to a specifically identified contract, enhance resources to satisfy performance obligations in the future and are expected to be recovered.

Master Planned Community Land Sales

Revenues from land sales are recognized at a point in time when the land sale closing process is complete. The transaction price generally has both fixed and variable components, with the fixed price stipulated in the contract and representative of a single performance obligation. See Builder Price Participation (“BPP”) below for a discussion of the variable component. The fixed transaction price, which is the amount of consideration received in full upon transfer of the land title to the buyer, is allocated to this single obligation and is received at closing of the land sale less any amounts previously paid on deposit.

The Company receives cash payments in the form of land purchase deposits from homebuilders or other commercial buyers who have contracted to purchase land within the Company’s MPCs, and HHC holds any escrowed deposits in Restricted cash or Cash and cash equivalents based on the terms of the contract. In situations where the Company has completed the closing of a developed land parcel or superpad and consideration is paid in full, but a portion of HHC’s performance obligation relating to the enhancement of the land is still unsatisfied, revenue related to HHC’s obligation is recognized over time. The Company recognizes only the portion of the improved land sale where the improvements are fully satisfied based on a cost input method. The aggregate amount of the transaction price allocated to the unsatisfied obligation is recorded as deferred land sales and is presented in Accounts payable and accrued expenses. The Company measures the completion of HHC’s unsatisfied obligation based on the costs remaining relative to the total cost at the date of closing.

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

Minimum Rents and Tenant Recoveries

Revenue associated with the Company’s operating assets includes minimum rent, percentage rent in lieu of fixed minimum rent, tenant recoveries and overage rent.

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability is reasonably assured and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues reported on the Consolidated Statements of Operations also include amortization related to above and below‑market tenant leases on acquired properties.

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

Hospitality Revenues

Hospitality revenues are recognized at a point in time in accordance with the pattern of each related service. Lodging is recognized on daily increments, while retail services such as food and beverage are recognized at the point of sale. The transaction price is fixed, clearly stipulated and representative of a single performance obligation in all cases. The duration of all contracts with customers of HHC’s hospitality lodging and related services is generally short.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Builder Price Participation

BPP is the variable component of the transaction price for Master Planned Communities Land Sales. BPP is earned when a developer that acquired land from HHC develops and sells a home to an end user at a price higher than a predetermined breakpoint. The excess over the breakpoint is shared between HHC and the developer at the time of closing on the sale of the home based on a percentage previously agreed upon. The Company concluded that as of the January 1, 2018 adoption date and as of December 31, 2019, BPP was constrained, as discussed below, and accordingly, the Company did not recognize an estimate of variable consideration. The Company’s conclusion is based on the following factors:

•	BPP is highly susceptible to factors outside HHC’s influence such as unemployment and interest rates;

•	the time between the sale of land to a developer and closing on a completed home can take up to three years; and

•	historical experience is of little value when it comes to predicting future home prices.

The Company evaluates contracts with homebuilders with respect to BPP at each reporting period to determine whether a change in facts and circumstances has eliminated the constraint and will record an estimate of BPP revenue, if applicable.

Other land revenues - over time and point in time

Other land revenues recognized over time include ground maintenance revenue, homeowner association management fee revenue and revenue from providing exclusive cable and internet services at the Company’s MPCs for the benefit of the tenants and owners of the communities. These revenues are recognized over time, as time elapses. The amount of consideration and the duration are fixed, as stipulated in the related agreements, and represent a single performance obligation.

Other land revenues also include transfer fees on the secondary sales of homes in MPCs, forfeitures of earnest money deposits by buyers of HHC’s condominium units, and other miscellaneous items. These items are recognized at a point in time when the real estate closing process is complete or HHC has a legal right to the respective fee or deposit.

Other rental and property revenue - over time and point in time

Other rental and property revenues related to contracts with customers is generally comprised of baseball related ticket sales, retail operations, food sales, advertising and sponsorships. Season ticket sales are recognized over time as games take place. Single tickets and total net sales from retail operations are recognized at a point in time, at the time of sale when payment is received and the customer takes possession of the merchandise. In all cases, the transaction prices are fixed, stipulated in the ticket, contract, or product, and representative in each case of a single performance obligation. Events-related service revenue is recorded at the time the customer receives the benefit of the service.

Baseball-related and other sponsorships generally cover a season or contractual period of time, and the related revenue is generally recognized on a straight-line basis over time, as time elapses, unless a specific performance obligation exists within the sponsorship contract where point-in-time delivery occurs and recognition at a specific performance or delivery date is more appropriate. Advertising and sponsorship agreements that allow third parties to display their advertising and products at HHC’s venues for a certain amount of time relate to a single performance obligation, consideration terms for these services are fixed in each respective agreement, and HHC generally recognizes the related revenue on a straight-line basis over time, as time elapses.

The New Leases Standard and related policy updates
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (the “New Leases Standard”) to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. The Company adopted the New Leases Standard as of January 1, 2019 (the “Adoption Date”) using the modified retrospective approach that provides a method for applying the guidance to leases that had commenced as of the beginning of the reporting period in which the standard is first applied with a cumulative-effect adjustment as of that date. The Company elected the package of practical expedients permitted under the transition guidance within the New Leases Standard, which allowed the Company to carry forward the historical lease classification for leases that existed at the beginning of the reporting period.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net and Operating lease obligations on the Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. As of December 31, 2019, the Company recorded $69.4 million in Operating lease right-of-use assets, net and $70.4 million in Operating lease obligations on its Consolidated Balance Sheets. The Company does not have any finance leases as of December 31, 2019.

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The Company’s leases have remaining lease terms of less than one year to 53 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from two to 40 years, and some of which may include options to terminate the leases within one year. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases certain buildings and office space constructed on its ground leases to third parties.

The components of lease expense are as follows:

(In thousands)	Year Ended
Lease Cost	December 31, 2019
Operating lease cost	$9,082
Variable lease costs	1,682
Sublease income	—
Net lease cost	$10,764

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments as of December 31, 2019 are as follows:

(In thousands)	Operating
Year Ended December 31,	Leases
2020	$6,927
2021	7,066
2022	6,328
2023	6,374
2024	6,432
Thereafter	266,852
Total lease payments	299,979
Less: imputed interest	(229,566)
Present value of lease liabilities	$70,413

Other information related to the Company’s lessee agreements is as follows:

(In thousands)	Year Ended
Supplemental Consolidated Statements of Cash Flows Information	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$6,980

Other Information	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	37.0
Weighted-average discount rate
Operating leases	7.8%
The Company receives rental income from the leasing of retail, office, multi-family and other space under operating leases, as well as certain variable tenant recoveries. Such operating leases are with a variety of tenants and have a remaining average term of approximately five years. Lease terms generally vary among tenants and may include early termination options, extension options and fixed rental rate increases or rental rate increases based on an index. The minimum rentals based on operating leases of the consolidated properties held as of December 31, 2019 are as follows:

Year Ended
(In thousands)	December 31, 2019
Total Minimum Rent Payments	$218,740

Total future minimum rents associated with operating leases are as follows:

Total
(In thousands)	Minimum
Year Ending December 31,	Rent
2020	$220,810
2021	229,968
2022	239,756
2023	228,196
2024	216,632
Thereafter	1,344,529
Total	$2,479,891

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Percentage rent in lieu of fixed minimum rent recognized from tenants and Overage rent for the years ended December 31, 2019, 2018 and 2017 was $3.8 million, $3.7 million and $4.3 million, respectively.

In 2019, the Company also entered into sales-type leases. A sales-type lease is defined as a lease that meets one or more of the following: transfers ownership at the end of the lease term, grants the lessee an option to purchase that is reasonably expected to be exercised, covers the major part of the asset’s economic life, the net present value of the lease payments equals or exceeds the fair value of the asset, or the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease. As of December 31, 2019, the Company recorded $79.2 million in Net investment in lease receivable on its Consolidated Balance Sheets, the components of which include a lease receivable of $78.9 million and an unguaranteed residual value of $0.3 million. The Company derecognized $66.0 million from Developments related to these sales-type leases on its Consolidated Balance Sheets.

The Company recognized Selling profit from sales-type leases and Interest income from sales-type leases in its Consolidated Statements of Operations for the year ended December 31, 2019 as follows:

Year Ended
(In thousands)	December 31, 2019
Selling profit from sales-type leases	$13,537
Interest income from sales-type leases	$2,189

Total future minimum rents associated with sales-type leases are as follows:

Total
(In thousands)	Minimum
Year Ending December 31,	Rent
2020	$5,462
2021	5,592
2022	5,725
2023	5,862
2024	6,023
Thereafter	104,133
Total	$132,797

Recently issued accounting pronouncements

The following is a summary of recently issued and other notable accounting pronouncements which relate to the Company’s business.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions from ASC 740. Additionally, the amendments in this Update also simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination, and other targeted changes. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company is currently evaluating the impact that the adoption of ASU 2019-12 may have on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-08, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The amendments in this Update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of the share-based payment award. The classification and subsequent measurement of the award are subject to the guidance in Topic 718 unless the share-based payment award is subsequently modified, and the grantee is no longer a customer. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15, 2019. The Company does not expect the amendments in this ASU to have a material impact on its consolidated financial statements.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this Update provide clarification on certain aspects of the amendments in ASU 2016-13, Financial Instruments—Credit Losses, ASU 2017-12, Derivatives and Hedging, and ASU 2016-01, Financial Instruments—Overall. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This standard is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2019. The new standard must be adopted retrospectively with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard is intended to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal use software license). The standard requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This standard also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The effective date of the amendments is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The new standard may be adopted prospectively or retrospectively with early adoption permitted. The Company will prospectively adopt the new standard as of January 1, 2020. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This standard is intended to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. In computing the implied fair value of goodwill under step two, an entity determined the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognizing the impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. The effective date of the amendments is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The new standard must be adopted prospectively with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The FASB provided targeted transition relief and codification improvements to Topic 326 in ASU 2019-05 and ASU 2019-11. The effective date of the amendments is for fiscal years, and for interim periods within those years, beginning after December 15, 2019, with early adoption permitted. Financial assets held by the Company primarily relate to receivables from SID bonds and MUD receivables. These receivables relate to

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contractually specified reimbursable costs incurred by the Company for infrastructure improvements within the respective district. Reimbursement for these costs is financed through bond offerings of the local municipality. Application of ASU 2016-13 may result in the Company recognizing credit losses at an earlier date than they would otherwise be recognized under current accounting guidance. The Company is currently evaluating the impact that the adoption of ASU 2016-13 may have on its consolidated financial statements.

Corporate Restructuring
During the fourth quarter ended December 31, 2019, the Company initiated a plan to strategically realign and streamline certain aspects of its business, including selling approximately $2.0 billion of non-core assets, reducing overhead and relocating its corporate headquarters. Paul Layne was named Chief Executive Officer, replacing David R. Weinreb on the Board of Directors. David R. Weinreb and Grant Herlitz, the Company’s former President, stepped down from the Company effective October 21, 2019. The Company will consolidate its Dallas corporate headquarters with its largest regional office in The Woodlands. In conjunction with the corporate restructuring, the Company completed the sale of its corporate aircraft to the Company’s former CEO during the quarter ended December 31, 2019 and recorded a loss of $4.8 million. One-time charges of $34.3 million associated with retention and severance expenses were recorded in the fourth quarter of 2019, and the Company expects to incur an additional $4.2 million to $6.2 million related to relocation, retention and severance expenses in 2020. The restructuring costs are included in Corporate income, expenses and other items in Note 17 - Segments. The Company expects to conclude its restructuring activity in 2020.

Details of the plan activities during the year ended December 31, 2019 are as follows:

(In thousands)	Restructuring Costs
Balance at January 1, 2019	$—
Charges (a)	39,039
Charges paid/settled (a)	(29,354)
Balance at December 31, 2019	$9,685

(a)
Includes the $4.8 million loss on sale of the corporate aircraft, which is included in Gain (loss) on sale of real estate and other assets in the accompanying Consolidated Statements of Operations. The balance relates to relocation, retention and severance expenses and is included in General and administrative expense in the accompanying Consolidated Statements of Operations.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2  REAL ESTATE AND OTHER AFFILIATES

Equity investments in real estate and other affiliates are reported as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
($ in thousands)	2019	2018	2019	2018	2019	2018	2017
Equity Method Investments
Operating Assets:
Las Vegas Aviators (a)	100%	100%	$—	$—	$—	$—	$(152)
Constellation (a)	100%	100%	—	—	—	—	(323)
The Metropolitan Downtown Columbia (b)	50%	50%	—	—	694	467	390
Stewart Title of Montgomery County, TX	50%	50%	4,175	3,920	1,105	573	386
Woodlands Sarofim #1	20%	20%	2,985	2,760	125	94	53
m.flats/TEN.M (c)	50%	50%	2,431	4,701	(1,875)	(2,478)	—
Master Planned Communities:
The Summit (d)	—%	—%	84,455	72,171	28,336	36,284	23,234
Seaport District:
Mr. C Seaport (e)	35%	35%	7,650	8,721	(1,980)	(465)	—
Bar Wayō (Momofuku) (d)	—%	—%	7,469	—	(612)	—	—
Strategic Developments:
Circle T Ranch and Power Center	50%	50%	8,207	5,989	950	1,534	—
HHMK Development	50%	50%	10	10	—	—	—
KR Holdings	50%	50%	422	159	263	830	41
m.flats/TEN.M (c)	50%	50%	—	—	—	—	(415)
Mr. C Seaport (e)	35%	35%	—	—	—	(240)	(643)
			117,804	98,431	27,006	36,599	22,571
Other equity investments (f)			3,953	3,856	3,623	3,355	2,927
Investments in real estate and other affiliates			$121,757	$102,287	$30,629	$39,954	$25,498

(a)
The Company acquired this joint venture partner’s interest in 2017 and has consolidated the assets and liabilities of the entity in its financial results. See Note 3 - Acquisitions and Dispositions for additional information regarding the transaction.

(b)
Metropolitan Downtown Columbia was in a deficit position of $4.7 million and $3.8 million at December 31, 2019 and December 31, 2018, respectively, due to distributions from operating cash flows in excess of basis. These deficit balances are presented in Accounts payable and accrued expenses at December 31, 2019 and 2018.

(c)	Property was transferred from Strategic Developments to Operating Assets during the three months ended March 31, 2018.

(d)	Please refer to the discussion below for a description of the joint venture ownership structure.

(e)
Property was transferred from Strategic Developments to Operating Assets during the three months ended September 30, 2018. The share of earnings/dividends for Mr. C Seaport in the Operating Assets and Strategic Developments sections represents the Company’s share recognized when the investment was in the respective segment.

(f)
Other equity investments represent equity investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. See Note 1 - Summary of Significant Accounting Policies for additional information. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year 2019 or cumulatively.

As of December 31, 2019, the Company is not the primary beneficiary of any of the joint ventures listed above because it does not have the power to direct the activities that most significantly impact the economic performance of the joint ventures; therefore, the Company reports its interests in accordance with the equity method. As of December 31, 2019 and 2018, the Mr. C Seaport VIE does not have sufficient equity at risk to finance its operations without additional financial support. As of December 31, 2019 and 2018, Bar Wayō is also classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The carrying values of Mr. C Seaport and Bar Wayō as of December 31, 2019 are $7.7 million and $7.5 million, respectively, and are classified as Investments in real estate and other affiliates in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investments as the Company has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs. As of December 31, 2019, approximately $209.4 million of indebtedness was secured by the properties owned by the Company’s real estate and other affiliates of which the Company’s share was $100.3 million based upon economic ownership. All of this indebtedness is without recourse to the Company.

As of December 31, 2019, the Company is the primary beneficiary of one VIE, 110 North Wacker, which is consolidated in its financial statements. In addition to this entity, as of December 31, 2018, the Company was also the primary beneficiary of Bridges

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at Mint Hill and the Ke Kilohana, Anaha, Waiea and Ae‘o Associations of Unit Owners (“AOUO”), none of which were related parties, and consolidated these entities in its financial statements. The Company deconsolidated the Ke Kilohana, Anaha, Waiea, and Ae‘o AOUOs during the year ended December 31, 2019, as the Company no longer controls these entities and they no longer meet the definition of a VIE. The Company also sold Bridges at Mint Hill in December 2019. See Note 3 - Acquisitions and Dispositions for additional information. The Company began consolidating 110 North Wacker and its underlying entities in the second quarter of 2018 as further discussed below. 110 North Wacker’s creditors do not have recourse to the Company, except for 18%, or $33.2 million, of its outstanding loan balance. As of December 31, 2019, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE was $393.3 million and $186.5 million, respectively. As of December 31, 2018, the carrying values of the assets and liabilities associated with the operations of the consolidated VIEs were $190.6 million and $99.8 million, respectively. The assets of the VIEs are restricted for use only by the particular VIEs and are not available for the Company’s general operations.

Significant activity for real estate and other affiliates and the related accounting considerations are described below.

110 North Wacker

During the second quarter of 2018, the Company’s partnership with the local developer (the “Partnership”) executed a joint venture agreement with USAA related to 110 North Wacker. At execution, the Company contributed land with a carrying value of $33.6 million and an agreed upon fair value of $85.0 million, and USAA contributed $64.0 million in cash. The Company had subsequent capital obligations of $42.7 million, and USAA was required to fund up to $105.6 million in addition to its initial contribution. The Company and its joint venture partners have also entered into a construction loan agreement further described in Note 7 - Mortgages, Notes and Loans Payable, Net. On May 23, 2019, the Company and its joint venture partners increased the construction loan. Concurrently with the increase in the construction loan, the Company and its joint venture partners agreed to eliminate the Company’s subsequent capital obligations. USAA agreed to fund an additional $8.8 million, for a total commitment of $178.4 million. No changes were made to the rights of either the Company or the joint venture partners under the joint venture agreement. The Company has concluded that it is the primary beneficiary of the VIE because it has the power to direct activities that most significantly impact the joint venture’s economic performance during the development phase of the project. Upon the building’s completion, the Company expects to recognize the joint venture under the equity method.

Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, the Company’s share of the venture’s income-producing activities is recognized based on the Hypothetical Liquidation at Book Value (“HLBV”) method, which represents an economic interest of approximately 23% for the Company. Under this method, the Company recognizes income or loss in Equity in earnings from real estate and other affiliates based on the change in its underlying share of the venture’s net assets on a hypothetical liquidation basis as of the reporting date. After USAA receives a 9.0% preferred return on its capital contribution, the Partnership is entitled to cash distributions from the venture until it receives a 9.0% return. Subsequently, USAA is entitled to cash distributions equal to 11.11% of the amount distributed to the Partnership that resulted in a 9.0% return. Thereafter, the Partnership and USAA are entitled to distributions pari passu to their profit ownership interests of 90% and 10%, respectively.

The Summit

During the first quarter of 2015, the Company formed DLV/HHPI Summerlin, LLC (“The Summit”) a joint venture with Discovery Land Company (“Discovery”). The Company contributed land with a carrying value of $13.4 million and transferred SID bonds related to such land with a carrying value of $1.3 million to the joint venture at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million of cash as their capital contribution, and the Company has no further capital obligations. The gains on the contributed land are recognized in Equity in earnings from real estate and other affiliates as the joint venture sells lots.

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

Relevant financial statement information for The Summit is summarized as follows:

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(In millions)	2019	2018
Total Assets	$220.0	$218.9
Total Liabilities	133.4	144.6
Total Equity	86.6	74.3

	December 31,
(In millions)	2019	2018	2017
Revenues (a)	$122.0	$101.2	$58.6
Net income	28.3	36.3	23.2
Gross Margin (b)	33.8	41.9	31.2

(a)
The Summit adopted ASU 2014-09, Revenues from Contracts with Customers (Topic 606) effective in the fourth quarter of 2019 using the modified retrospective transition method. Therefore, for 2019, revenues allocated to each of The Summit’s performance obligations is recognized over time based on an input measure of progress. Prior period amounts have not been adjusted and are recognized on a percentage of completion basis. The Summit’s adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

(b)
The decrease in gross margin from 2018 to 2019 is primarily due to the mix of product sold in each year. Built product has a lower margin than lot sales, and built product comprised a higher percentage of revenues in 2019 than in 2018.

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

NOTE 3  ACQUISITIONS AND DISPOSITIONS

On December 30, 2019, the Company acquired two Class AAA office towers, consisting of 1,403,440 square feet, which it has rebranded as The Woodlands Towers at The Waterway, a 125,801 square feet warehouse space and 9.3 acres of land in The Woodlands, TX for $565.0 million plus Leasing commission of $19.3 million for a total of $584.3 million in an asset acquisition. The transaction also includes the acquisition of Century Park, a 63-acre, 1.3 million square foot campus with 17 office buildings in the West Houston Energy Corridor. The Company will lease 100% of the 807,586 square foot tower and 125,801 square foot warehouse to Occidental Petroleum Corporation, the current tenant, for 13 years and remarket Century Park. The Company will relocate its corporate headquarters into part of the 595,854 square foot tower and lease the remaining space. The following table summarizes the accounting of the purchase price using the income approach:

Asset Acquisition Date Fair Value ($ in thousands)	The Woodlands Towers at The Waterway	The Woodlands Warehouse	Waterway Land	Century Park	Total
Building	$377,308	$4,198	$—	$24,585	$406,091
Tenant improvements	58,869	—	—	—	58,869
In-place leases	49,511	1,410	—	—	50,921
Land	11,044	4,480	11,511	19,816	46,851
Leasing commission	18,599	720	—	—	19,319
Site Improvements	1,384	190	—	667	2,241
Legal and marketing costs	16	3	—	—	19
Total (a)	$516,731	$11,001	$11,511	$45,068	$584,311

(a)	Total is inclusive of the asset acquisition price as well as leasing commission paid at closing.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 20, 2019, the Company sold its 90.5% share in Bridges at Mint Hill, a joint venture to develop a shopping center southeast of Charlotte, North Carolina, for $9.5 million. Prior to the sale, the Company accounted for its investment in Bridges at Mint Hill, which was in the Strategic Developments segment, as a consolidated joint venture. The carrying value of assets acquired by the purchaser and deconsolidated from the Company’s financial statements total $22.0 million; liabilities assumed and deconsolidated were not meaningful; and noncontrolling interest deconsolidated from the Company’s financial statements totals $3.8 million. The Company recognized a pre-tax loss of $8.8 million which is included in Gain (loss) on sale or disposal of real estate and other assets, net on the Consolidated Statements of Operations.

On October 29, 2019, the Company closed on the sale of West Windsor, a 658-acre parcel of land located in West Windsor, New Jersey, for $40.0 million. The carrying value of assets acquired by the purchaser total $27.5 million; no liabilities were assumed. As a result of the sale, the Company recorded a $12.0 million pre-tax gain which is included in Gain (loss) on sale or disposal of real estate and other assets, net on the Consolidated Statements of Operations. The sale of West Windsor, which was in the Strategic Developments segment prior to the sale, allows the Company to redeploy capital from this unleveraged asset to other development activities.

On September 16, 2019, the Company closed on the sale of Cottonwood Mall, a 196,975 square foot building and 54-acre land parcel in Holladay, Utah. The Company sold the asset for a total sales price of $46.0 million, resulting in a pre-tax gain of $24.1 million which is included in Gain (loss) on sale or disposal of real estate and other assets, net on the Consolidated Statements of Operations. The carrying value of assets acquired by the purchaser total $21.5 million; no liabilities were assumed. As consideration, the Company received a $10.0 million down payment from the purchaser and recorded a $36.0 million note receivable for the remainder. The note is interest free for the first year, then bears interest at 5.00% until it matures on December 31, 2020. The sale of Cottonwood Mall, which was in the Strategic Developments segment prior to the sale, allows the Company to redeploy capital from this unleveraged asset to other development activities.

On September 7, 2018, the Company acquired Lakefront North, two Class-A office buildings previously occupied by CB&I and immediately adjacent to the Hughes Landing development. The Company purchased the four- and six-story buildings, totaling approximately 258,000 rentable square feet, as well as 12.9 acres of land for $53.0 million.

On June 8, 2018, the Company acquired the property at 250 Water Street, an approximately one-acre parking lot in the Seaport District. The Company purchased the site for $180.0 million plus closing costs, consisting of an initial payment of $53.1 million and a $129.7 million note payable. At acquisition, the loan had an initial interest-free term of six months with an initial maturity date of December 8, 2018, and three, six-month extension options at a rate of 6.00%. Please refer to Note 7 - Mortgages, Notes and Loans Payable, Net in the Company’s Consolidated Financial Statements for details of the extinguishment of this debt and the new debt facility subsequently entered into.

In the third and fourth quarters of 2017, the Company closed on the sales of five non-core assets for total proceeds of $52.6 million, resulting in a net gain of $23.1 million, of which $19.2 million and $3.9 million are included in Gains on sales of properties and Gains on sales of operating properties, respectively, on the Consolidated Statements of Operations.

On December 28, 2017 (the “Constellation Acquisition Date”), the Company acquired its joint venture partner’s 50.0% interest in Constellation for $8.0 million in cash and 50% of the joint venture’s liabilities for a total of $16.0 million. Simultaneously with the buyout of this luxury apartment development, HHC replaced the joint venture’s existing $15.8 million construction loan with a $24.2 million mortgage at 4.07% maturing January 1, 2033. As a result of the change in control, HHC recognized a gain of $17.8 million in Gain on acquisition of joint venture partner’s interest in conjunction with this acquisition relating to the step-up to fair value of the assets acquired. The following table summarizes the accounting of the purchase price:

Asset ($ in millions)	Acquisition Date Fair Value
Building	$38,213
Land	3,069
Improvements	957
Furniture, fixtures and equipment	590
In-place leases	714
Other identifiable assets	18
Total	$43,561

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 1, 2017 (the “Las Vegas 51s Acquisition Date”), the Company acquired its joint venture partner’s 50.0% interest in the Las Vegas 51s (now known as the Las Vegas Aviators) minor league baseball team for $16.4 million and became the sole owner of this Triple-A baseball team. As a result of the change in control, HHC recognized a gain of $5.4 million in Gain on acquisition of joint venture partner's interest in conjunction with this acquisition relating to the step-up to fair value of the assets acquired. Using the income approach, the allocated fair values included a $0.4 million contingent liability recorded in Accounts payable and accrued expenses per the terms of the purchase agreement relating to a credit for the use of seats in a future stadium for the team, if and when constructed by HHC, $7.9 million in finite-lived intangibles, which have a weighted-average amortization period of 11 years, and $24.9 million to indefinite-lived intangibles, primarily related to the franchise relationship agreement, all of which is recorded in Prepaid expenses and other assets, net. Accordingly, the values of assets acquired, and liabilities assumed and consolidated into the Company’s financial statements total $36.0 million and $3.2 million, respectively, and are included in the Operating Assets segment. Prior to the acquisition, the Company accounted for its investment in the Las Vegas 51s under the equity method within Investment in real estate and other affiliates. The joint venture had revenues of $1.3 million, and HHC recognized a net loss of $0.2 million included in equity in earnings for the year ended December 31, 2017. Included in the Consolidated Statements of Operations from the Las Vegas 51s Acquisition Date through December 31, 2017 are revenues of $6.8 million and a pre-tax net loss from operations of $0.6 million.

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

On January 6, 2017, the Company acquired the 11.4-acre Macy’s store and parking lot at Landmark Mall in Alexandria, VA, for $22.2 million. The Macy’s parcel is adjacent to the Landmark Mall, which is in the Strategic Developments segment, and is located approximately nine miles from Washington, D.C. The Company is assessing its plans with respect to this non-core asset.

NOTE 4  IMPAIRMENT

The Company reviews its real estate assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment or disposal of long‑lived assets in accordance with ASC 360 requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over an anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above- or below-market rate of return.

Each investment in real estate and other affiliates as discussed in Note 2 - Real Estate and Other Affiliates is evaluated periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment in a real estate and other affiliate is deemed to be other-than-temporary, the investment in such real estate and other affiliates is reduced to its estimated fair value.

No impairment charges were recorded during the years ended December 31, 2019, 2018 and 2017. The Company frequently evaluates strategic alternatives with respect to each property and may revise the strategy from time to time, including the intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, the Company may decide to sell property that is held for use, and the sale price may be less than the carrying amount. As a result, changes in strategy could result in impairment charges in future periods.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5  OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of Prepaid expenses and other assets:

	December 31,
(In thousands)	2019	2018
Condominium inventory	$56,421	$198,352
Straight-line rent	56,223	50,493
In-place leases	54,471	6,539
Special Improvement District receivable	42,996	18,838
Intangibles	33,275	33,955
Security and escrow deposits	17,464	17,670
Prepaid expenses	13,263	16,981
Other	9,252	18,429
Tenant incentives and other receivables	7,556	8,745
Food and beverage and lifestyle inventory	4,310	1,935
TIF receivable	3,931	2,470
Federal income tax receivable	655	2,000
Above-market tenant leases	556	1,044
Equipment, net of accumulated depreciation of $0.0 million and $8.3 million, respectively	—	15,543
Below-market ground leases	—	18,296
Interest rate swap derivative assets	—	346
Prepaid expenses and other assets, net	$300,373	$411,636

The $111.3 million net decrease primarily relates to $141.9 million, $18.3 million, $15.5 million, and $9.2 million decreases in Condominium inventory, Below-market ground leases, Equipment, net of accumulated depreciation and Other, respectively. Condominium inventory represents completed units for which sales have not yet closed. The decrease in Condominium inventory from December 31, 2018 is primarily attributable to the contracted units at Ae‘o and Waiea which closed in 2019. The decrease in Below-market ground leases is attributable to the adoption of the New Leases Standard as of the Adoption Date as the balance of unamortized Below-market ground leases was reclassified to Operating lease right-of-use assets, net upon adoption. The Equipment decrease is due to the sale of the corporate aircraft in the fourth quarter of 2019. The decrease in Other is due to fewer tenant improvements reimbursable at year end December 31, 2019 compared to 2018 for 100 Fellowship Drive, Ae‘o and Anaha. These decreases are partially offset by a $24.2 million increase in Special Improvement District receivable primarily related to a $32.0 million SID issued to Summerlin MPC West in December of 2019, but not fully drawn; and a $2.4 million increase in Food and beverage and lifestyle inventory primarily due to Seaport openings in 2019 and an increase in inventory for 10 Corso Como Retail, which opened in the third quarter of 2018.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses:

	December 31,
(In thousands)	2019	2018
Construction payables	$261,523	$258,749
Condominium deposit liabilities	194,794	263,636
Deferred income	63,483	42,734
Accrued payroll and other employee liabilities	44,082	42,591
Interest rate swap liabilities	40,135	16,517
Accounts payable and accrued expenses	37,480	38,748
Accrued real estate taxes	27,559	26,171
Tenant and other deposits	24,080	20,893
Accrued interest	23,838	23,080
Other	16,173	29,283
Straight-line ground rent liability	—	16,870
Accounts payable and accrued expenses	$733,147	$779,272

The $46.1 million net decrease in total Accounts payable and accrued expenses primarily relates to a $68.8 million decrease in Condominium deposit liabilities predominately due to closings at Ae‘o and Ke Kilohana, partially offset by contracted units at Kō'ula, which began sales in 2019; a $16.9 million decrease in Straight-line ground rent liability attributable to the adoption of the New Leases Standard as of the Adoption Date; and a $13.1 million decrease in Other due to a decrease in other liabilities including a reduction in warranty liabilities for Anaha, Waiea and Ae‘o. These decreases are partially offset by a $23.6 million increase in Interest rate swap liabilities due to a decrease of the one-month London Interbank Offered Rate (“LIBOR”) forward curve for the periods presented; and a $20.7 million increase in Deferred income due to deferred land sales at the Summerlin MPC.

NOTE 6  INTANGIBLES

The following table summarizes the Company’s intangible assets and liabilities:

	As of December 31, 2019			As of December 31, 2018
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Asset	(Amortization)	Carrying	Asset	(Amortization)	Carrying
(In thousands)	(Liability)	/ Accretion	Amount	(Liability)	/ Accretion	Amount
Intangible Assets:
Indefinite lived intangibles	$25,028	$—	$25,028	$25,028	$—	$25,028
Goodwill	1,307	—	1,307	1,307	—	1,307
Other intangibles	10,278	(3,338)	6,940	10,278	(2,658)	7,620

Tenant leases:
In-place value	66,606	(12,135)	54,471	19,966	(13,427)	6,539
Above-market	2,247	(1,691)	556	3,313	(2,269)	1,044
Below-market	(7,008)	4,912	(2,096)	(7,326)	3,140	(4,186)

Ground leases:
Below-market	—	—	—	23,096	(4,800)	18,296

Total indefinite lived intangibles			$26,335			$26,335
Total amortizing intangibles			$59,871			$29,313

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tenant in-place, above-market and below-market lease intangible assets and the below-market ground lease intangible assets resulted from real estate acquisitions. The in‑place value and above-market value of tenant leases are included in Prepaid expenses and other assets and are amortized over periods that approximate the related lease terms. The below‑market tenant leases are included in Accounts payable and accrued expenses and are amortized over the remaining non‑cancelable terms of the respective leases. See Note 5 - Other Assets and Liabilities for additional information regarding Prepaid expenses and other assets and Accounts payable and accrued expenses. Upon adoption of the New Leases Standard as of the Adoption Date, the balances of unamortized below-market ground leases and Straight-line ground rent liability were reclassified to Operating lease right-of-use assets, net and Operating lease obligations, respectively. See Note 1 - Summary of Significant Accounting Policies for additional information regarding the Company’s adoption of the New Leases Standard.

Amortization/accretion of these intangible assets and liabilities decreased the Company’s pre-tax income, excluding the impact of noncontrolling interest and the provision for income taxes, by $2.1 million in 2019; $6.0 million in 2018 and $8.9 million in 2017.

Future amortization/accretion is estimated to decrease pre-tax income, excluding the impact of noncontrolling interest and the provision for income taxes, by $5.8 million in 2020; $5.3 million in 2021; $4.9 million in 2022; $4.5 million in 2023 and $39.4 million thereafter.

NOTE 7  MORTGAGES, NOTES AND LOANS PAYABLE, NET

Mortgages, notes and loans payable, net are summarized as follows:

	December 31,
(In thousands)	2019	2018
Fixed-rate debt:
Unsecured 5.375% Senior Notes	$1,000,000	$1,000,000
Secured mortgages, notes and loans payable	884,935	648,707
Special Improvement District bonds	23,725	15,168
Variable-rate debt:
Mortgages, notes and loans payable (a)	2,229,958	1,551,336
Unamortized bond issuance costs	(5,249)	(6,096)
Unamortized deferred financing costs (b)	(36,899)	(27,902)
Total mortgages, notes and loans payable, net	$4,096,470	$3,181,213

(a)
As more fully described below, $630.1 million and $615.0 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt as of December 31, 2019 and 2018. An additional $184.3 million and $50.0 million of variable-rate debt was subject to interest rate collars as of December 31, 2019 and December 31, 2018, and $75.0 million of variable-rate debt was capped at a maximum interest rate as of December 31, 2019 and 2018.

(b)
Deferred financing fees are amortized to interest expense over the terms of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

The following table presents the Company’s mortgages, notes, and loans payable by property, presented within each segment in order of extended maturity date:

				Maximum	Carrying Value
	Initial / Extended	Interest		Facility	December 31,	December 31,
($ in thousands)	Maturity (a)	Rate		Amount	2019	2018
Operating Assets
Three Hughes Landing	March 2020	4.33%	(b)	$61,200	$59,822	$55,759
The Woodlands Towers at the Waterway	June 2020	3.68%	(b), (c)		336,570	—
The Woodlands Warehouse	June 2020	3.68%	(b), (c)		7,230	—
Downtown Summerlin	September 2020 / September 2021	3.88%	(b)		259,179	266,755
Two Merriweather	October 2020 / October 2021	4.23%	(b)	33,156	28,216	24,000
Outlet Collection at Riverwalk	October 2021	4.23%	(b)		30,615	47,552
100 Fellowship Drive	May 2022	3.23%	(b)	51,426	47,916	35,481
20/25 Waterway Avenue	May 2022	4.79%			13,131	13,395
Millennium Waterway Apartments	June 2022	3.75%			53,032	54,083
HHC 242 Self-Storage	December 2021 / December 2022	4.33%	(b)		5,499	6,604

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Maximum	Carrying Value
	Initial / Extended	Interest		Facility	December 31,	December 31,
($ in thousands)	Maturity (a)	Rate		Amount	2019	2018
HHC 2978 Self-Storage	December 2021 / December 2022	4.33%	(b)		5,395	6,042
Lake Woodlands Crossing Retail	January 2023	3.53%	(b)	15,523	12,163	9,539
Lakeside Row	July 2022 / July 2023	3.98%	(b)	34,231	23,958	—
Senior Secured Credit Facility	September 2023	4.61%	(d)	700,000	615,000	615,000
The Woodlands Resort & Conference Center	December 2021 / December 2023	4.23%	(b)		62,500	62,500
Lakefront North	December 2022 / December 2023	3.73%	(b)	51,821	32,731	21,120
9303 New Trails	December 2023	4.88%			11,196	11,610
4 Waterway Square	December 2023	4.88%			32,789	33,998
Creekside Park West	March 2023 / March 2024	3.98%	(b)	18,000	8,505	—
6100 Merriweather	September 2022 / September 2024	4.48%	(b)	89,844	36,418	—
Tanager Apartments	October 2021 / October 2024	3.98%	(b)		29,165	—
Two Summerlin	October 2022 / October 2025	4.25%			33,183	14,431
3831 Technology Forest Drive	March 2026	4.50%			21,137	21,571
Kewalo Basin Harbor	September 2027	4.48%	(b)	11,562	11,110	3,499
Millennium Six Pines Apartments	August 2028	3.39%			42,500	42,500
3 Waterway Square	August 2028	3.94%			47,647	49,013
One Lakes Edge	March 2029	4.50%			69,440	69,440
Aristocrat	September 2029	3.67%			38,055	21,296
Creekside Park Apartments	October 2029	3.52%			37,730	—
One Hughes Landing	December 2029	4.30%			52,000	52,000
Two Hughes Landing	December 2030	4.20%			48,000	48,000
Hockey Ground Lease SIDS	December 2030	6.05%			135	141
Downtown Summerlin SID Bonds - S128	December 2030	6.05%			2,569	2,652
Constellation Apartments	January 2033	4.07%			24,200	24,200
Hughes Landing Retail	December 2036	3.50%			35,000	35,000
Columbia Regional Building	February 2037	4.48%			24,664	25,000
Las Vegas Ballpark	December 2039	4.92%			51,231	26,766
Operating Assets Total					2,249,631	1,698,947
Master Planned Communities
Summerlin South SID Bonds - S128	December 2020	7.30%			—	213
Summerlin South SID Bonds - S132	December 2020	6.00%			—	562
The Woodlands Master Credit Facility	October 2022 / October 2024	4.23%	(b)	250,000	107,500	150,000
Bridgeland Credit Facility	October 2022 / October 2024	4.23%	(b)	250,000	107,500	65,000
Summerlin South SID Bonds - S151	June 2025	6.00%			—	913
Summerlin South SID Bonds - S128C	December 2030	6.05%			2,014	3,211
Summerlin West SID Bonds - S812	October 2035	6.00%			1,960	6,709
Summerlin West SID Bonds - S814	April 2049	4.00%			16,310	—
Master Planned Communities Total					235,284	226,608
Seaport District
250 Water Street	November 2022 / November 2023	5.23%	(b)	100,000	100,000	129,723
Seaport District	June 2024	6.10%	(e)	250,000	250,000	—
Seaport District Total					350,000	129,723
Strategic Developments
Ke Kilohana	December 2019 / December 2020	5.75%	(b)		—	96,757
‘A‘ali‘i	June 2022 / June 2023	4.83%	(b)	293,700	30,717	—
Two Lakes Edge	October 2022 / October 2023	3.88%	(b)	74,035	38,214	—
110 North Wacker	April 2022 / April 2024	4.73%	(b), (f)	558,900	184,300	50,000
Millennium Phase III Apartments	August 2023 / August 2024	3.48%	(b)	30,700	1	—
Juniper Apartments	September 2022 / September 2024	4.48%	(b)	85,657	34,610	—
Other SID Bonds	December 2020 / December 2030	6.00% - 7.30%	(g)		737	767
8770 New Trails	June 2021 / January 2032	4.89%	(h)	35,487	15,124	—
Strategic Developments Total					303,703	147,524
Other corporate financing arrangements	May 2023	4.33%	(i)		—	12,409

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Maximum	Carrying Value
	Initial / Extended	Interest	Facility	December 31,	December 31,
($ in thousands)	Maturity (a)	Rate	Amount	2019	2018
Senior Notes	March 2025	5.38%		1,000,000	1,000,000
Unamortized bond issuance costs				(5,249)	(6,096)
Unamortized deferred financing costs				(36,899)	(27,902)
Total mortgages, notes, and loans payable				$4,096,470	$3,181,213

(a)
Maturity dates presented represent initial maturity dates and the extended or final maturity dates as contractually stated. HHC has the option to exercise extension periods at the initial maturity date, subject to extension terms that are based on current property performance projections. Extension terms may include minimum debt service coverage, minimum occupancy levels or condominium sales levels, as applicable and other performance criteria. In certain cases, due to property performance not meeting covenants, HHC may have to pay down a portion of the loan to obtain the extension.

(b)
The interest rate presented is based on the one-month LIBOR, three-month LIBOR or Prime rate, as applicable, which was 1.73%, 1.90% and 4.75%, respectively, at December 31, 2019. Interest rates associated with loans which have been paid off reflect the prior year interest rate.

(c)	100.0% of the outstanding principal of the $343.8 million is recourse to the Company but not currently secured by any mortgage.

(d)	100.0% of the outstanding principal of the $615.0 million Term Loan is swapped to a fixed rate equal to 4.61%.

(e)
The loan initially bears interest at 6.10% and will begin bearing interest at one-month LIBOR plus 4.10%, subject to a LIBOR cap of 2.30% and LIBOR floor of 0.00%, at the earlier of June 20, 2021 or the date certain debt coverage ratios are met.

(f)	100.0% of the outstanding principal of the $184.3 million is subject to fixed interest rate collar contracts for the remaining term of the debt.

(g)
Includes SID Bonds related to Two Summerlin, Aristocrat, Tanager Apartments, and Las Vegas Ballpark. Maturity dates range between December 2020 and December 2030 and interest rates range between 6.00% and 7.30%.

(h)
Concurrent with the closing of the $35.5 million construction loan for 8770 New Trails on June 27, 2019, the Company entered into an interest rate swap which is designated as a cash flow hedge. The Loan will bear interest at one-month LIBOR plus 2.45% but it is currently swapped to a fixed rate equal to 4.89%.

(i)	The Company completed the sale of its corporate aircraft during the quarter ended December 31, 2019.

The weighted-average interest rate on the Company’s mortgages, notes and loans payable, excluding interest rate hedges, was 4.75% and 5.06% as of December 31, 2019 and 2018, respectively.

HHC’s mortgages, notes and loans payable are secured by the properties listed in the table above and are non-recourse to HHC except for:

i.	100%, or $1.0 billion of Senior Notes due 2025;

ii.	100%, or $336.6 million of The Woodlands Towers at the Waterway outstanding balance;

iii.	100%, or $7.2 million of The Woodlands Warehouse outstanding balance;

iv.	35%, or $90.7 million of the Downtown Summerlin outstanding balance;

v.	35%, or $35.0 million of the 250 Water Street outstanding loan balance;

vi.	50%, or $15.3 million, of the Outlet Collection at Riverwalk outstanding loan balance;

vii.	18%, or $33.2 million, of the 110 North Wacker outstanding loan balance;

viii.	25%, or $7.3 million of the Tanager Apartments outstanding loan balance;

ix.	25%, or $6.0 million of the Lakeside Row outstanding loan balance;

x.	25%, or $8.7 million of the Juniper Apartments outstanding loan balance;

xi.	25%, or $7.7 million of the ‘A‘ali‘i outstanding loan balance; and

xii.	25%, or $9.1 million of the 6100 Merriweather outstanding loan balance.

The Woodlands Land Development Company has recourse loans totaling $35.7 million for 100 Fellowship Drive, Lakefront North, Three Hughes Landing, The Woodlands Resort & Conference Center and Lake Woodlands Crossing Retail. The debt is not recourse to HHC; however, it is partially recourse to The Woodlands Land Development Company, which is a subsidiary of HHC.

Certain of the Company’s loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance, or a percentage of the loan balance. As of December 31, 2019, land, buildings and equipment and developments with a net book value basis of $6.9 billion have been pledged as collateral for HHC’s mortgages, notes and loans payable.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the contractual obligations relating to the Company’s mortgages, notes and loans payable as of December 31, 2019 based on extended maturity dates:

Mortgages, notes
and loans payable
(In thousands)	principal payments
2020	$424,933
2021	320,641
2022	137,825
2023	967,129
2024	764,615
Thereafter	1,523,475
Total principal payments	4,138,618
Unamortized deferred financing costs, net and unamortized underwriting fees	(42,148)
Total mortgages, notes and loans payable	$4,096,470

As of December 31, 2019, the Company was in compliance with all financial covenants included in the debt agreements governing its indebtedness.

Recent Financing Activity

On January 7, 2020, the Company closed on a $43.4 million construction loan for the development of Creekside Park Apartments Phase II. The loan bears interest at LIBOR plus 1.75% with an initial maturity date of January 7, 2024 and a one-year extension option.

Financing Activity During the Year Ended December 31, 2019

Operating Assets

On December 30, 2019, the Company closed on a $343.8 million bridge loan for the acquisitions of The Woodlands Towers at the Waterway and The Woodlands Warehouse. The loan bears interest at one-month LIBOR plus 1.95% with a maturity of June 30, 2020. The Company is currently documenting long-term financing and anticipates closing in the first quarter of 2020.

On December 5, 2019, the Company modified and extended the $61.2 million loan for Three Hughes Landing. The loan bears interest at one-month LIBOR plus 2.60% and the extended maturity date is now March 5, 2020, at which point the Company anticipates Three Hughes Landing will be added to the Senior Secured Credit Facility.

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

On August 1, 2019, the Company modified its $64.6 million construction loan, of which $31.1 million relates to Aristocrat and $33.5 million relates to Two Summerlin. The original loan bears interest at Wall Street Journal Prime plus 0.40% with a maturity of October 19, 2022. As part of the modification, the $33.5 million Two Summerlin note was amended to bear interest at 4.25% with an initial maturity of October 18, 2022 and one, 36-month extension option. The Company closed on a new $38.3 million note for Aristocrat which bears interest at 3.67% with a maturity of September 1, 2029. A portion of the proceeds for the new Aristocrat note were used to extinguish the original Aristocrat note.

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

On September 18, 2018, certain wholly-owned subsidiaries (the “Borrowers”) of the Company entered into a $700.0 million loan agreement (the “Loan Agreement”), which provides for a $615.0 million term loan (the “Term Loan”) and an $85.0 million revolver loan (the “Revolver Loan” and together with the Term Loan, the “Senior Secured Credit Facility” or the “Loans”), with Wells Fargo Bank, National Association, as administrative agent and a lender, as well as other lenders. The Loans bear interest at one-month LIBOR plus 1.65% and mature September 18, 2023. The Borrowers have a one-time right to request an increase of $50.0 million in the aggregate amount of the Revolver Loan commitment. Concurrent with the funding of the Term Loan on September 21, 2018, the Company entered into a swap agreement to fix 100% of the outstanding principal of the Term Loan to an overall rate equal to 4.61%.

The Loans are secured by a first priority security interest in certain of the Company’s properties which are directly owned by the Borrowers (the “Mortgaged Properties”). In connection with the Loans, the Company provided the administrative agent, on behalf of the lenders, a non-recourse carve-out guarantee and a hazardous materials indemnity agreement.

The Borrowers drew $615.0 million under the Term Loan at closing. All the net proceeds after costs and fees related to the Loans were used to repay all outstanding indebtedness encumbering the Mortgaged Properties, including debt held by lenders not party to the Loan Agreement. The total debt repaid was approximately $608.7 million and was associated with the following Mortgaged Properties: 10-60 Columbia Corporate Centers, 70 Columbia Corporate Center, One Mall North, One Merriweather, Embassy Suites at Hughes Landing, The Westin at The Woodlands, 1725-1735 Hughes Landing Boulevard and Ward Village. The Mortgaged Properties also include Creekside Village Green and 1701 Lake Robbins. As of December 31, 2019, the Company has not made any draws under the Revolver Loan.

The Company evaluated the terms of the Loans to determine if the new debt instruments should be accounted for as modifications or extinguishments on a lender-by-lender basis, per Mortgaged Property subject to refinancing. The majority of the transaction was accounted for as a debt modification. As a result, in 2018, the Company capitalized $8.6 million in related fees and costs and recognized a $0.7 million loss on debt extinguishment and modification, which was primarily related to third-party fees incurred in procuring the Loans. The $0.7 million loss was included in Interest expense in the Consolidated Statements of Operations in 2018.

On September 11, 2018, the Company closed on an $89.8 million construction loan for 6100 Merriweather and an $85.7 million construction loan for Juniper Apartments. Each loan bears interest at one-month LIBOR plus 2.75%, has an initial maturity date of September 11, 2022, has two, one-year extension options and is cross-collateralized.

On July 27, 2018, the Company closed on a $34.2 million construction loan for Lakeside Row, bearing interest at one-month LIBOR plus 2.25% with an initial maturity date of July 27, 2022 and a one-year extension option.

On July 20, 2018, the Company closed on a $51.2 million construction note for Las Vegas Ballpark, bearing interest at 4.92% per annum and maturing on December 15, 2039. The note is secured by the ballpark and by the proceeds of the Naming Rights and Marketing agreement between the Company and the Las Vegas Convention and Visitors Authority, which provides an annual payment of $4.0 million to the Company in each of the next 20 years.

On April 13, 2018, the Company repaid the $11.8 million loan for Lakeland Village Center at Bridgeland.

On March 26, 2018, the Company closed on a $44.1 million construction loan for Tanager Apartments, bearing interest at one-month LIBOR plus 2.25% with an initial maturity date of October 1, 2021 and a three-year extension option.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 25, 2018, the Company closed on a $15.5 million construction loan for Lake Woodlands Crossing Retail. The loan bears interest at one-month LIBOR plus 1.80%, matures on January 25, 2023 and has an initial maximum recourse of 50% of the outstanding balance prior to completion of construction, at which point the repayment guarantee will reduce to 15% provided the project is 90% leased.

Master Planned Communities

On October 17, 2019, the Company closed on a $250.0 million credit facility secured by land and certain other collateral in The Woodlands and Bridgeland MPCs. The loan bears interest at one-month LIBOR plus 2.50% with an initial maturity of October 17, 2022 and two one-year extension options. The new loan refinanced The Woodlands Master Credit Facility and Bridgeland Credit Facility with a combined principal balance of $215.0 million and a weighted-average interest rate of one-month LIBOR plus 2.87%.

The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. In the year ended December 31, 2019, one new SID bond was issued and $22.3 million in obligations were assumed by buyers. The $32.0 million SID bears interest at 4.0% and matures April 2049. In the year ended December 31, 2018, no new SID bonds were issued and $10.9 million in obligations were assumed by buyers.

Seaport District

On November 19, 2019, the Company closed on a $100.0 million note payable for 250 Water Street. The note bears interest at one-month LIBOR plus 3.50% with an initial maturity date of November 18, 2022 and a one-year extension option. The Company extinguished the previous note on the property at a $4.9 million discount in the fourth quarter of 2019.

On June 20, 2019, the Company closed on a $250.0 million term loan for the redevelopment of the Seaport District. The loan initially bears interest at 6.10% and matures on June 1, 2024. The loan’s interest rate will change to one-month LIBOR plus 4.10%, subject to a LIBOR cap of 2.30% and LIBOR floor of 0.00%, at the earlier of June 20, 2021 or the date certain debt coverage ratios are met.

On May 17, 2019, the Company modified the facility for its Mr. C Seaport joint venture to increase the total commitment to $41.0 million. The loan bears interest at one-month LIBOR plus 4.50%, with an initial maturity of May 16, 2022 and one, six-month extension option.

Strategic Developments

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

On May 23, 2019, the Company and its joint venture partners closed on an amendment to increase the $512.6 million construction loan for 110 North Wacker to $558.9 million, and modify the commitments included in the loan syndication. The amendment also increased the Company’s guarantee from $92.3 million to $100.6 million. In addition, the Company also guaranteed an additional

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$46.3 million, the increase in principal of the construction loan, which would become payable in fiscal year 2020 if a certain leasing threshold is not achieved. The leasing threshold was met in December 2019.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for each of the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2019				December 31, 2018
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate derivative assets	$—	$—	$—	$—	$346	$—	$346	$—
Liabilities:
Interest rate derivative liabilities	40,135	—	40,135	—	16,517	—	16,517	—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

As discussed further in Note 13 - Warrants, as of December 31, 2019, all Sponsor Warrants and Management Warrants had been exercised. The following table presents a rollforward of the valuation of the Company’s warrant liabilities:

(In thousands)	2019	2018	2017
Balance as of January 1,	$—	$—	$332,170
Warrant liability loss (a)	—	—	43,443
Exercises of Sponsor and Management Warrants	—	—	(375,613)
Balance as of December 31,	$—	$—	$—

(a)	Amount represents losses recognized relating to each warrant prior to the respective exercise date.

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no significant unobservable inputs used in the fair value measurement of the Company’s warrant liabilities as of December 31, 2017.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		December 31, 2019		December 31, 2018
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$620,135	$620,135	$724,215	$724,215
Accounts receivable, net (a)	Level 3	12,279	12,279	12,589	12,589
Notes receivable, net (b)	Level 3	36,379	36,379	4,694	4,694
Liabilities:
Fixed-rate debt (c)	Level 2	1,908,660	1,949,773	1,663,875	1,608,635
Variable-rate debt (c)	Level 2	2,229,958	2,229,958	1,551,336	1,551,336

(a)	Accounts receivable, net is shown net of an allowance of $15.6 million and $10.7 million at December 31, 2019 and 2018, respectively.

(b)	Notes receivable, net is shown net of an allowance of $0.2 million and $0.1 million at December 31, 2019 and 2018.

(c)	Excludes related unamortized financing costs.

The carrying amounts of Cash and Restricted cash, Accounts receivable, net and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of the Company’s Senior Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above, was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the current LIBOR or U.S. Treasury obligation interest rates. Please refer to Note 7 - Mortgages, Notes and Loans Payable, Net in the Company’s Consolidated Financial Statements. The discount rates reflect the Company’s judgment with respect to approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

NOTE 9  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to interest rate risk related to its variable interest rate debt, and it manages this risk by utilizing interest rate derivatives. The Company uses interest rate swaps, collars and caps to add stability to interest costs by reducing the Company’s exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company’s fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above an established ceiling rate and payment of variable amounts to a counterparty if interest rates fall below an established floor rate, in exchange for an up‑front premium. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below the established ceiling and floor rates. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up‑front premium. The Company’s interest rate caps are not currently designated as hedges, and therefore, any gain or loss is recognized in current-period earnings. These derivatives are recorded on a gross basis at fair value on the balance sheet.
Assessments of hedge effectiveness are performed quarterly using regression analysis. The change in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item being hedged. During the year ended December 31, 2017, the ineffective portion recorded in Other (loss) income, net was $0.7 million. In 2018, the Company reclassified ineffectiveness recorded in 2017 and prior to Accumulated deficit

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of January 1, 2018, upon adoption of ASU 2017-12. Derivatives accounted for as cash flow hedges are classified in the same category in the Consolidated Statements of Cash Flows as the items being hedged. Gains and losses from derivative financial instruments are reported in cash provided from operating activities within the Consolidated Statements of Cash Flows.
The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties that are considered credit-worthy, such as large financial institutions with favorable credit ratings. As of December 31, 2019 and 2018, there were no events of default.
If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur in accordance with the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. During the years ended December 31, 2019 and 2018, there was one termination event and four termination events, respectively, as discussed below. During the year ended December 31, 2019, the Company recorded $3.8 million reduction in Interest expense related to the amortization of terminated swaps.
During the year ended December 31, 2019, the Company settled one interest rate cap agreement with a notional amount of $230.0 million and received payment of $0.2 million. During the year ended December 31, 2018, the Company settled four interest rate swap agreements with notional amounts of $18.9 million, $250.0 million, $40.0 million and $119.4 million, all designated as cash flow hedges of interest rate variability, and received total payments of $15.8 million, net of a termination fee of $0.3 million. The Company has deferred the effective portion of the fair value changes of three interest rate swap agreements in Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets and will recognize the impact as a component of Interest expense over the next 8.0, 1.7 and 0.3 years, which are what remain of the original forecasted periods.
Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, HHC estimates that an additional $7.1 million of net loss will be reclassified to Interest expense.
The following table summarizes certain terms of the Company’s derivative contracts:

				Fixed			Fair Value Asset (Liability)
			Notional	Interest	Effective	Maturity	December 31,	December 31,
(In thousands)		Balance Sheet Location	Amount	Rate (a)	Date	Date	2019	2018
Derivative instruments not designated as hedging instruments:
Interest rate cap	(b) (c)	Prepaid expenses and other assets, net	$230,000	2.50%	12/22/2016	12/23/2019	$—	$333
Interest rate cap	(b) (d)	Prepaid expenses and other assets, net	75,000	5.00%	8/31/2019	8/31/2020	—	—
Derivative instruments designated as hedging instruments:
Interest rate collar	(e)	Prepaid expenses and other assets, net	51,592	1.50% - 2.50%	7/1/2018	5/1/2019	—	13
Interest rate collar	(e)	Accounts payable and accrued expenses	193,967	2.00% - 3.00%	5/1/2019	5/1/2020	(182)	(37)
Interest rate collar	(e)	Accounts payable and accrued expenses	354,217	2.25% - 3.25%	5/1/2020	5/1/2021	(2,074)	(730)
Interest rate collar	(e)	Accounts payable and accrued expenses	381,404	2.75% - 3.50%	5/1/2021	4/30/2022	(4,578)	(1,969)
Interest rate swap	(f)	Accounts payable and accrued expenses	615,000	2.96%	9/21/2018	9/18/2023	(31,187)	(13,781)
Interest rate swap	(g)	Accounts payable and accrued expenses	1,810	4.89%	11/1/2019	1/1/2032	(2,114)	—
Total fair value derivative assets							$—	$346
Total fair value derivative liabilities							$(40,135)	$(16,517)

(a)	These rates represent the strike rate on HHC’s interest swaps, caps and collars.

(b)	Interest income of $0.2 million is included in the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018 related to these contracts.

(c)	The Company settled this Interest rate cap on February 1, 2019.

(d)	On August 30, 2019, the Company executed an agreement to extend the maturing position of this cap.

(e)
On May 17, 2018 and May 18, 2018, the Company entered into these interest rate collars which are designated as cash flow hedges. On May 1, 2019, the $51.6 million interest rate collar matured as scheduled.

(f)	Concurrent with the funding of the new $615.0 million Term Loan, on September 21, 2018, the Company entered into this interest rate swap which is designated as a cash flow hedge.

(g)	Concurrent with the closing of the $35.5 million construction loan for 8770 New Trails on June 27, 2019, the Company entered into this interest rate swap which is designated as a cash flow hedge.

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017:

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount of (Loss) Gain Recognized
	in AOCI on Derivative
	December 31,
Derivatives in Cash Flow Hedging Relationships	2019	2018	2017
Interest rate derivatives	$(19,245)	$2,090	$(726)

	Amount of (Loss) Gain Reclassified from
	AOCI into Operations
	December 31,
Location of Loss Reclassified from AOCI into Operations	2019	2018	2017
Interest expense	$(770)	$1,135	$(905)

	Total Interest Expense Presented
	in the Results of Operations in which
	the Effects of Cash Flow Hedges are Recorded
	December 31,
Interest Expense Presented in Results of Operations	2019	2018	2017
Interest expense	$105,374	$82,028	$64,568

Credit-risk-related Contingent Features

The Company has agreements with certain derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of December 31, 2019 and 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $41.6 million and $18.2 million, respectively. As of December 31, 2019, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $41.6 million.

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

In 2018, the Company recognized a $13.4 million charge for certain window repairs at Waiea, and the Company is currently in settlement discussions with the Waiea homeowners association. The ongoing settlement discussions could result in the Company agreeing to fund the repair cost for certain other alleged construction defects at Waiea, which could increase the amounts currently accrued. If the Company does agree to fund these repair costs, it expects to fully recover these costs from the general contractor or the other responsible parties.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In management’s opinion, the liabilities, if any, that may ultimately result from normal course of business legal actions, The Woodlands legal proceeding and the Waiea settlement discussions discussed above, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company purchased its 250 Water Street property in the Seaport District in June 2018. The site is currently used as a parking lot while the Company evaluates redevelopment plans. The Company engaged a third-party specialist to perform a Phase I Environmental Site Assessment (“ESA”) of the property, and the ESA identified, among other findings, the existence of mercury levels above regulatory criteria. The site does not require remediation until the Company begins redevelopment activities. The normal operations of the parking lot do not require the property to be remediated, and the Company has not started any redevelopment activities as of December 31, 2019. As a result, the potential remediation has no financial impact for the year ended December 31, 2019.

As of December 31, 2019 and December 31, 2018, the Company had outstanding letters of credit totaling $15.4 million and $15.3 million and surety bonds totaling $200.1 million and $101.2 million. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

The Company leases land or buildings at certain properties from third parties. As discussed in Note 1 - Summary of Significant Accounting Policies, the Company adopted the New Leases Standard on the Adoption Date and recorded right-of-use assets and lease liabilities on the balance sheet. See Note 1 - Summary of Significant Accounting Policies for further discussion. Prior to the adoption of the New Leases Standard, rental payments were expensed as incurred and, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $8.5 million, $9.7 million and $8.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

Guarantee Agreements

The Company has entered into guarantee agreements as part of certain development projects. In conjunction with the execution of the ground lease for the Seaport District, the Company executed a completion guarantee for the redevelopment of Pier 17 and the Tin Building. The Company satisfied its completion guarantee for Pier 17 in the second quarter of 2019.

As part of the funding agreement for the Downtown Columbia Redevelopment District TIF bonds, one of the Company’s wholly-owned subsidiaries agreed to complete certain defined public improvements and to indemnify Howard County, Maryland for certain matters. The Company has guaranteed these obligations, with a limit of $1.0 million, expiring on October 31, 2020. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly-owned subsidiary is obligated to pay special taxes.

As part of the Company’s development permits with the Hawaii Community Development Authority for the condominium towers at Ward Village, the Company entered into a guarantee whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guarantee, which is triggered once the necessary permits are granted and construction commences, was satisfied for the Company’s four open condominium towers, Waiea, Anaha, Ae‘o and Ke Kilohana, with the opening of Ke Kilohana, which provided 375 reserved housing units. The reserved units for the Company’s ‘A‘ali‘i tower are included in the tower, and the units for Kō'ula will either be built off site or fulfilled by paying a cash-in-lieu fee.

The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of December 31, 2019 and December 31, 2018.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11  STOCK-BASED PLANS

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

Compensation costs related to stock options were $1.8 million, $12.1 million and $8.4 million, of which $0.4 million, $2.4 million and $1.1 million were capitalized for 2019, 2018, and 2017, respectively. As of December 31, 2019, there were a maximum of 1,697,667 shares available for future grant under the Company’s various stock plans.

Stock Options

The following table summarizes stock option activity:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(In years)	Value
Stock options outstanding at January 1, 2017	1,176,640	$78.87
Granted	58,000	119.85
Exercised	(395,482)	58.81
Forfeited	(54,976)	105.17
Expired	(1,000)	57.77
Stock options outstanding at December 31, 2017	783,182	$90.22

Granted	265,000	$124.56
Exercised	(183,592)	65.72
Forfeited	(46,592)	121.34
Stock options outstanding at December 31, 2018	817,998	$105.06

Granted	21,500	$105.37
Exercised	(39,402)	63.73
Forfeited	(65,800)	128.02
Expired	(12,800)	143.45
Stock options outstanding at December 31, 2019	721,496	$104.55	5.5	17,098,603

Stock options exercisable at December 31, 2019	256,296	$76.61	2.0	13,356,723
Stock options vested and expected to vest at December 31, 2019	705,947	$104.17	5.4	17,011,899

Information related to stock options outstanding as of December 31, 2019 is summarized below:

				Weighted-Average
				Remaining
		Number	Weighted-Average	Contractual Term	Number
Range of Exercise Prices		Outstanding	Exercise Price	(In years)	Exercisable
$46.46	$55.82	8,775	$48.38	1.8	8,775
$57.77	$60.33	131,874	58.03	1.2	131,874
$61.64	$69.75	47,529	66.75	2.3	47,529
$81.80	$110.50	75,710	103.12	5.9	33,210
$112.64	$151.72	457,608	123.20	7.0	34,908
		721,496	$104.56	5.5	256,296

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value on the grant date and the significant assumptions used in the Black‑Scholes option‑pricing model are as follows:

	As of December 31,
	2019	2018	2017
Grant date fair value	$32.51	$48.27	$34.51
Expected life of options (in years)	7.5	8.4	8.4
Risk-free interest rate	2.2%	2.7%	2.2%
Expected volatility	22.6%	24.7%	22.8%
Expected annual dividend per share	—	—	—

The computation of the expected volatility assumption used in the Black‑Scholes calculations is based on the median asset volatility of comparable companies as of each of the grant dates.

Generally, options granted vest over requisite service periods or on a graduated scale based on total shareholder returns, expire ten years after the grant date and generally do not become exercisable until their restrictions on exercise lapse after the five-year anniversary of the grant date. For options that vest based on shareholder returns, the grant date fair values are calculated using a Monte-Carlo approach which simulates the Company’s stock price on the corresponding vesting dates before applying the Black-Scholes model.

The balance of unamortized stock option expense as of December 31, 2019 is $10.6 million, which is expected to be recognized over a weighted‑average period of 4.8 years. Net of amounts capitalized relating to the Company’s developments, $1.4 million, $2.2 million and $1.6 million of expense associated with stock options are included in General and administrative expense in the accompanying Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, respectively.

Restricted Stock

Restricted stock awards issued under the Incentive Plan provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed as established by the Committee. In addition to the granting of restricted stock to certain members of management, the Company awards restricted stock to non‑employee directors as part of their annual retainer. The management awards generally vest over a range of three to five years, and the restriction on the non‑employee director shares generally lapses on the date of the Company’s following annual meeting of shareholders, or June 1st of the year following the award year, whichever is earlier.

Generally, upon termination of employment or directorship, restricted shares which have not vested are forfeited.

The following table summarizes restricted stock activity:

	Weighted-Average
	Grant Date
	Shares	Fair Value
Restricted stock outstanding at January 1, 2017	289,112	$88.88
Granted	177,708	85.88
Vested	(68,819)	88.58
Forfeited	(43,482)	76.10
Restricted stock outstanding at December 31, 2017	354,519	$89.00
Granted	142,332	83.09
Vested	(52,479)	124.50
Forfeited	(37,828)	91.71
Restricted stock outstanding at December 31, 2018	406,544	$82.10
Granted	236,145	98.78
Vested	(118,560)	122.51
Forfeited	(117,327)	95.03
Restricted stock outstanding at December 31, 2019	406,802	$76.27

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The grant date fair value of restricted stock is based on the closing sales price of common stock on the grant date. For restricted stock awards that vest based on shareholder returns, the grant date fair values are calculated using a Monte-Carlo approach which simulates the Company’s stock price on the corresponding vesting dates before applying the Black-Scholes model. The number of shares of restricted stock subject to performance-based vesting conditions are reflected at the “target” level of performance in the table above.

Net of amounts capitalized relating to the Company’s developments, HHC recognized compensation expense related to restricted stock awards of $16.7 million, $7.5 million and $5.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, included in General and administrative expense in the accompanying Consolidated Statements of Operations. The increase in compensation expense for the year is generally in connection with the Company’s restructuring. The fair value of restricted stock that vested during 2019 was $14.9 million. The balance of unamortized restricted stock expense as of December 31, 2019 was $18.4 million, which is expected to be recognized over a weighted‑average period of 3.0 years.

NOTE 12  INCOME TAXES

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

On December 22, 2017, President Trump signed into law the Tax Act that significantly changes the United States federal income tax system. The Tax Act includes a number of changes in existing law including a permanent reduction in the federal income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018. As a result of the reduction in the federal income tax rate to 21% and other changes under the Tax Act that impact timing differences, the Company recorded a one-time transitional tax benefit of $101.7 million in its Consolidated Statements of Operations in 2017 related to the remeasurement of its net deferred tax liabilities. As of December 31, 2017, the Company had not fully completed its accounting for the tax effects of the Tax Act. Accordingly, the Company’s provision for income taxes for the year ended December 31, 2017 was based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. The Company completed its analysis of the effects of the Tax Act in 2018 based upon the guidance, interpretations and data available as of December 31, 2018, and there were no additional adjustments of significance.

The provision for (benefit from) income taxes for the years ended December 31, 2019, 2018 and 2017 were as follows:

(In thousands)	2019	2018	2017
Current	$1,427	$(703)	$(2,338)
Deferred	27,818	16,195	(43,463)
Total	$29,245	$15,492	$(45,801)

Income tax expense is computed by applying the Federal corporate tax rate for the years ended December 31, 2019, 2018 and 2017 and is reconciled to the provision for income taxes as follows:

(In thousands)	2019	2018	2017
Tax at statutory rate on earnings from continuing operations before income taxes	$21,672	$15,226	$42,911
Increase (decrease) in valuation allowance, net	4,419	8,033	(175)
State income taxes, net of Federal income tax benefit	417	(4,933)	1,408
Tax benefit from Tax Act	—	—	(101,688)
Tax expense (benefit) from other change in rates, prior period adjustments and other permanent differences	250	(1,292)	2,941
Tax benefit on equity compensation	(317)	(1,490)	(6,403)
Tax expense on compensation disallowance	2,804	1,168	—
Tax benefit on historic tax credit	—	(1,220)	—
Non-deductible warrant liability loss	—	—	15,205
Income tax expense (benefit)	$29,245	$15,492	$(45,801)

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. The Company’s net operating loss carryforwards are currently scheduled to expire in subsequent years through 2039. Some of the net operating loss carryforward amounts are subject to the separate return limitation year rules. It is possible that in the future the Company could experience a change in control pursuant to Section 382 that could put limits on the benefit of deferred tax assets. On February 27, 2012, the Company entered into a Section 382 Rights Agreement, with a three-year term, to protect the Company from such an event and protect its deferred tax assets. On February 26, 2015, the Board of Directors extended the term of the Section 382 Rights Agreement to March 14, 2018, and the Company’s stockholders approved the terms on May 21, 2015. However, on January 2, 2018, the Board of Directors approved, and the Company entered into, an amendment to the Section 382 Rights Agreement to provide for an amended expiration date of January 2, 2018 and, as a result, the Section 382 Rights Agreement was no longer in effect as of such date. Currently, the Company’s deferred tax assets are not protected by a Section 382 Rights Plan.

As of December 31, 2019, the amounts and expiration dates of operating loss and tax credit carryforwards for tax purposes are as follows:

		Expiration
(In thousands)	Amount	Date
Net operating loss carryforwards - Federal	$145,671	2024-2037
Net operating loss carryforwards - Federal	311,972	n/a
Net operating loss carryforwards - State	632,122	2020-2039
Tax credit carryforwards - Federal AMT	1,736	n/a
Tax credit carryforwards - Historic Tax Credit	1,574	2038

As of December 31, 2019 and 2018, the Company had gross deferred tax assets totaling $197.9 million and $182.9 million, and gross deferred tax liabilities of $348.9 million and $314.8 million, respectively. The Company has established a valuation allowance in the amount of $29.7 million and $25.3 million as of December 31, 2019 and 2018, respectively, against certain deferred tax assets for which it is more likely than not that such deferred tax assets will not be realized.

The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2019 and 2018 are summarized as follows:

(In thousands)	2019	2018
Deferred tax assets:
Operating and Strategic Developments properties, primarily differences in basis of assets and liabilities	$65,590	$83,263
Interest deduction carryforwards	—	34,611
Operating loss and tax credit carryforwards	132,277	65,071
Total deferred tax assets	197,867	182,945
Valuation allowance	(29,723)	(25,304)
Total net deferred tax assets	$168,144	$157,641
Deferred tax liabilities:
Property associated with MPCs, primarily differences in the tax basis of land assets and treatment of interest and other costs	$(163,024)	$(146,124)
Operating and Strategic Developments properties, primarily differences in basis of assets and liabilities	(67,125)	(59,517)
Deferred income	(118,743)	(109,188)
Total deferred tax liabilities	(348,892)	(314,829)
Total net deferred tax liabilities	$(180,748)	$(157,188)

The deferred tax liability associated with the Company’s MPCs is largely attributable to the difference between the basis and value determined as of the date of the acquisition by its predecessors in 2004 adjusted for sales that have occurred since that time. The cash cost related to this deferred tax liability is dependent upon the sales price of future land sales and the method of accounting used for income tax purposes. The deferred tax liability related to deferred income is the difference between the income tax method of accounting and the financial statement method of accounting for prior sales of land in the Company’s MPCs.

Although the Company believes its tax returns are correct, the final determination of tax examinations and any related litigation could be different from what was reported on the returns. In the Company’s opinion, it has made adequate tax provisions for years subject to examination. Generally, the Company is currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2016 through 2018.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes and reports interest and penalties, if applicable, within the provision for income tax expense. The Company did not recognize any interest expense related to the unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017.

The Company had no unrecognized tax benefits for the years ended December 31, 2019, 2018 or 2017.

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

On October 7, 2016, the Company entered into a warrant agreement with its Chief Financial Officer, David R. O’Reilly, (the “O’Reilly Warrant”) prior to his appointment to the position. Upon exercise of his warrant, Mr. O’Reilly may acquire 50,125 shares of common stock at an exercise price of $112.08 per share. The O’Reilly Warrant was issued at fair value in exchange for a $1.0 million payment in cash from Mr. O’Reilly. The O’Reilly Warrant becomes exercisable on April 6, 2022, subject to earlier exercise upon certain change in control, separation and termination provisions. On June 16, 2017 and October 4, 2017, the Company entered into warrant agreements with its Chief Executive Officer, David R. Weinreb, (the “Weinreb Warrant”) and President, Grant Herlitz, (the “Herlitz Warrant”) to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. The Weinreb Warrant would have become exercisable on June 15, 2022, at an exercise price of $124.64 per share, and the Herlitz Warrant would have become exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject in each case to earlier exercise upon certain change in control, separation and termination provisions (but such warrants became exercisable in connection with Mr. Weinreb’s and Mr. Herlitz’s terminations of employment, as described below). The purchase prices paid by the respective executives for the O’Reilly Warrant, the Weinreb Warrant and the Herlitz Warrant, which qualify as equity instruments, are included within Additional paid-in capital in the Consolidated Balance Sheets at December 31, 2019 and 2018.

On October 21, 2019, Mr. Weinreb and Mr. Herlitz stepped down from their roles as Chief Executive Officer and President of the Company, respectively. The Company and each of Mr. Weinreb and Mr. Herlitz have agreed to treat their terminations of employment

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as terminations without “cause” under their respective employment and warrant agreements with the Company. Thus, effective October 21, 2019, the Weinreb Warrant and Herlitz Warrant became exercisable by the terms of their respective warrant agreements in connection with their respective terminations of employment.

NOTE 14  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize changes in AOCI by component, all of which are presented net of tax:

(In thousands)
Balance as of December 31, 2017	$(6,965)
Other comprehensive income (loss) before reclassifications	2,120
(Gain) loss reclassified from accumulated other comprehensive loss to net income	(1,135)
Adjustment related to adoption of ASU 2018-02	(1,148)
Balance as of Adjustment related to adoption of ASU 2017-12	(739)
Pension adjustment	759
Terminated swap amortization	(1,018)
Net current-period other comprehensive income (loss)	(1,161)
Balance as of December 31, 2018	(8,126)
Other comprehensive income (loss) before reclassifications	(19,318)
(Gain) loss reclassified from accumulated other comprehensive loss to net income	770
Pension adjustment	11
Terminated swap amortization	(2,709)
Net current-period other comprehensive income (loss)	(21,246)
Balance as of Balance as of December 31, 2019	$(29,372)

The following table summarizes the amounts reclassified out of AOCI:

		Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
(In thousands)	Affected line items in the	For the Year Ended
Accumulated Other Comprehensive Income (Loss) Components	Statements of Operations	2019	2018
(Gains) losses on cash flow hedges	Interest expense	$974	$(1,437)
Interest rate swap contracts	Provision for income taxes	(204)	302
Total reclassifications of (income) loss for the period	Net of tax	$770	$(1,135)

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15  EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted‑average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and non-vested stock issued under stock‑based compensation plans is computed using the treasury stock method. The dilutive effect of the warrants is computed using the if-converted method.

Information related to the Company’s EPS calculations is summarized as follows:

	December 31,
(In thousands, except per share amounts)	2019	2018	2017
Basic EPS:
Numerator:
Net income	$74,295	$57,726	$166,623
Net income attributable to noncontrolling interests	(339)	(714)	1,781
Net income attributable to common stockholders	$73,956	$57,012	$168,404

Denominator:
Weighted-average basic common shares outstanding	43,136	43,036	41,364

Diluted EPS:
Numerator:
Net income attributable to common stockholders	$73,956	$57,012	$168,404

Denominator:
Weighted-average basic common shares outstanding	43,136	43,036	41,364
Restricted stock and stock options	168	201	279
Warrants	4	—	1,446
Weighted-average diluted common shares outstanding (a)	43,308	43,237	43,089

Basic income per share:	$1.71	$1.32	$4.07
Diluted income per share:	$1.71	$1.32	$3.91

(a)
The diluted EPS computation excludes 379,608, 425,908 and 313,500 shares of stock options as of December 31, 2019, 2018 and 2017, respectively, because their inclusion would have been anti-dilutive. The diluted EPS computation also excludes 235,894, 205,979 and 161,155 shares of restricted stock because performance conditions provided for in the restricted stock awards have not been satisfied as of December 31, 2019, 2018 and 2017, respectively.

During the fourth quarter of 2019, the Company repurchased 496,000 shares of its common stock, par value $0.01 per share, in 13 transactions with an unaffiliated entity. These transactions were funded with cash on hand for $53.9 million, or approximately $108.71 per share. On February 23, 2018, the Company repurchased 475,920 shares of its common stock, par value $0.01 per share, in a private transaction with an unaffiliated entity at a purchase price of $120.33 per share, or $57.3 million in the aggregate. The repurchase transaction was consummated on February 21, 2018 and was funded with cash on hand.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16  REVENUES

The core principle of ASC 606, Revenues from Contracts with Customers, is that revenues from contracts with customers (excluding lease-related revenues) are recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Condominium rights and unit sales revenues were previously required to be recognized under the percentage of completion method. Under ASC 606, revenue and cost of sales for condominium units sold are not recognized until the construction is complete, the sale closes and the title to the property has transferred to the buyer (point in time). Additionally, certain real estate selling costs, such as the costs related to the Company’s condominium model units, are either expensed immediately or capitalized as property and equipment and depreciated over their estimated useful life.

The following table presents the Company’s revenues disaggregated by revenue source:

	Year Ended	Year Ended
(In thousands)	December 31, 2019	December 31, 2018
Revenues
From contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$448,940	$357,720
Master Planned Communities land sales	330,146	261,905
Hospitality revenues	87,864	82,037
Builder price participation	35,681	27,085
Total revenue from contracts with customers	902,631	728,747

Recognized at a point in time and/or over time:
Other land revenues	23,399	21,314
Other rental and property revenues	95,703	57,168
Total other income	119,102	78,482

Rental and other income (lease-related revenues)
Minimum rents	221,907	207,315
Tenant recoveries	54,710	49,993
Interest income from sales-type leases	2,189	—
Total rental income	278,806	257,308

Total revenues	$1,300,539	$1,064,537

Revenues by segment
Operating Assets revenues	$400,131	$348,242
Master Planned Communities revenues	386,781	309,451
Seaport revenues	55,645	32,632
Strategic Developments revenues	457,948	374,212
Corporate revenues	34	—

Total revenues	$1,300,539	$1,064,537

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Liabilities

Contract assets are the Company’s right to consideration in exchange for goods or services that have been transferred to a customer, excluding any amounts presented as a receivable. Contract liabilities are the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration.

The beginning and ending balances of contract assets and liabilities and significant activity during the period is as follows:

	Contract	Contract
(In thousands)	Liabilities	Assets
Balance as of January 1, 2018	$—	$179,179
Consideration earned during the period	(35,834)	(308,898)
Consideration received during the period	35,834	426,215
Balance as of December 31, 2018	—	296,496
Consideration earned during the period	—	(490,137)
Consideration received during the period	—	439,651
Balance as of December 31, 2019	$—	$246,010

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations are associated with contracts that generally are noncancelable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of December 31, 2019 is $1.0 billion. The Company expects to recognize this amount as revenue over the following periods:

(In thousands)	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$120,856	$431,263	$491,466

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

NOTE 17  SEGMENTS

The Company has four business segments which offer different products and services. HHC’s four segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. As further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, one common operating measure used to assess operating results for the Company’s business segments is earnings before taxes (“EBT”). The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. All operations are within the United States. The Company’s reportable segments are as follows:

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

•
Seaport District - consists of approximately 453,000 square feet of restaurant, retail and entertainment properties situated in three primary locations in New York, New York: Pier 17, Historic Area/Uplands and Tin Building. While the latter is still under development and will comprise about 53,000 square feet when completed, the two operating locations consist of third-party tenants, tenants either directly or jointly owned and operated by the Company, and businesses owned and operated by the Company under licensing agreements.

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Strategic Developments – consists of residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

Effective January 1, 2019, the Company moved the Seaport District out of its existing segments and into a stand-alone segment for disclosure purposes. The respective segment earnings and total segment assets presented in the Consolidated Financial Statements and elsewhere in this Annual Report have been adjusted in all periods reported to reflect this change. See the Seaport District section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Segment operating results for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Operating Assets Segment EBT
Total revenues	$400,131	$348,242	$317,296
Total operating expenses	(187,322)	(164,445)	(158,421)
Segment operating income	212,809	183,797	158,875
Depreciation and amortization	(115,499)	(103,293)	(117,835)
Interest expense, net	(81,029)	(71,551)	(61,583)
Other income (loss), net	1,142	(7,107)	(279)
Equity in earnings from real estate and other affiliates	3,672	1,994	3,735
(Loss) gain on sale or disposal of real estate and other assets, net	—	(4)	3,868
Gain on acquisition of joint venture partner's interest	—	—	23,332
Selling profit from sales-type leases	13,537	—	—
Operating Assets segment EBT	34,632	3,836	10,113

Master Planned Communities Segment EBT
Total revenues	386,781	309,451	299,543
Total operating expenses	(189,727)	(169,474)	(159,895)
Segment operating income	197,054	139,977	139,648
Depreciation and amortization	(424)	(243)	(323)
Interest income, net	32,019	26,919	24,292
Other income, net	601	18	3,500
Equity in earnings from real estate and other affiliates	28,336	36,284	23,234
MPC segment EBT	257,586	202,955	190,351

Seaport District Segment EBT
Total revenues	55,645	32,632	10,259
Total operating expenses	(77,872)	(49,716)	(13,136)
Segment operating income	(22,227)	(17,084)	(2,877)
Depreciation and amortization	(26,381)	(12,466)	(6,270)
Interest (expense) income, net	(12,865)	6,291	13,229
Other (loss) income, net	(22)	102	(37)
Equity in losses from real estate and other affiliates	(2,592)	(705)	(643)
Loss on sale or disposal of real estate and other assets	(6)	—	—
Gain on extinguishment of debt	4,851	—	—
Seaport District segment EBT	(59,242)	(23,862)	3,402

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(In thousands)	2019	2018	2017
Strategic Developments Segment EBT
Total revenues	457,948	374,212	473,022
Total operating expenses	(391,848)	(290,806)	(360,220)
Segment operating income	66,100	83,406	112,802
Depreciation and amortization	(5,473)	(3,307)	(1,210)
Interest income, net	11,321	12,476	12,237
Other income, net	831	3,015	109
Equity in earnings (losses) from real estate and other affiliates	1,213	2,364	(373)
Gain on sale or disposal of real estate and other assets, net	27,119	—	51,242
Strategic Developments EBT	101,111	97,954	174,807

Consolidated Segment EBT
Total revenues	1,300,505	1,064,537	1,100,120
Total operating expenses	(846,769)	(674,441)	(691,672)
Segment operating income	453,736	390,096	408,448
Depreciation and amortization	(147,777)	(119,309)	(125,638)
Interest expense, net	(50,554)	(25,865)	(11,825)
Other income (loss), net	2,552	(3,972)	3,293
Equity in earnings from real estate and other affiliates	30,629	39,937	25,953
Gain (loss) on sale or disposal of real estate and other assets, net	27,113	(4)	55,110
Gain on acquisition of joint venture partner's interest	—	—	23,332
Selling profit from sales-type leases	13,537	—	—
Gain on extinguishment of debt	4,851	—	—
Consolidated segment EBT	334,087	280,883	378,673

Corporate income, expenses and other items	(259,792)	(223,157)	(212,050)
Net income	74,295	57,726	166,623
Net (income) loss attributable to noncontrolling interests	(339)	(714)	1,781
Net income attributable to common stockholders	$73,956	$57,012	$168,404

The assets by segment and the reconciliation of total segment assets to the total assets in the Consolidated Balance Sheets are summarized as follows:

	December 31,
(In thousands)	2019	2018
Operating Assets	$3,476,718	$2,562,257
Master Planned Communities	2,166,472	2,076,678
Seaport District	930,067	839,522
Strategic Developments	1,540,161	1,538,917
Total segment assets	8,113,418	7,017,374
Corporate	300,348	338,425
Total assets	$8,413,766	$7,355,799

THE HOWARD HUGHES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2019
	First	Second	Third	Fourth
(In thousands, except share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenues	$353,890	$431,316	$231,172	$284,161
Operating income	53,743	33,399	46,639	16,529
Net income	31,925	13,328	30,043	(1,001)
Net income attributable to common stockholders	31,821	13,477	29,758	(1,100)
Earnings per share:
Basic	0.74	0.31	0.69	(0.03)
Diluted (a)	0.74	0.31	0.69	(0.03)
Weighted-average shares outstanding:
Basic	43,106	43,113	43,134	43,190
Diluted	43,257	43,271	43,428	43,356

	2018
	First	Second	Third	Fourth
(In thousands, except share amounts)	Quarter	Quarter	Quarter	Quarter
Total revenues	$161,679	$181,005	$257,160	$464,693
Operating income	2,539	(8,295)	42,312	70,254
Net income	1,834	(5,879)	23,847	37,924
Net income attributable to common stockholders	1,474	(5,088)	23,365	37,261
Earnings per share:
Basic	0.03	(0.12)	0.54	0.87
Diluted (a)	0.03	(0.12)	0.54	0.86
Weighted-average shares outstanding:
Basic	42,976	42,573	43,066	43,075
Diluted	43,363	42,942	43,317	43,250

(a)	Diluted earnings per share includes the impact of dilutive warrants, in the money options and restricted stock.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2019

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
					Buildings		Buildings		Buildings				Date
(In thousands)					and		and		and		Accumulated	Date of	Acquired /
Name of Center	Location	Center Type	Encumbrances (a)	Land	Improvements	Land (e)	Improvements (e)(f)	Land	Improvements (f)	Total	Depreciation (g)	Construction	Completed
Bridgeland
Bridgeland	Cypress, TX	MPC	$107,500	$260,223	$—	$227,091	$1,822	$487,314	$1,822	$489,136	$(476)		2004
Lakeland Village Center at Bridgeland (h)	Cypress, TX	Retail	14,135	2,404	11,135	—	3,306	2,404	14,441	16,845	(1,424)		2016
Lakeside Row	Cypress, TX	Multi-family	23,958	—	—	812	42,065	812	42,065	42,877	(172)	2018	2019
Columbia
American City Building	Columbia, MD	Other	—	—	13,534	—	1,043	—	14,577	14,577	—		2016
Columbia	Columbia, MD	MPC	—	457,552	—	(440,909)	—	16,643	—	16,643	—		2004
10 - 70 Columbia Corporate Center (h)	Columbia, MD	Office	99,184	24,685	94,824	—	26,511	24,685	121,335	146,020	(20,345)		2012/2014
Columbia Office Properties	Columbia, MD	Office	—	1,175	14,913	—	(937)	1,175	13,976	15,151	(5,362)		1969/1972
Columbia Regional Building	Columbia, MD	Office	24,664	—	28,865	—	2,357	—	31,222	31,222	(5,042)		2014
Juniper Apartments	Columbia, MD	Development	34,610	—	—	—	84,635	—	84,635	84,635	—	2018
Lakefront	Columbia, MD	Other	—	—	1,964	—	2,692	—	4,656	4,656	—		2004
Merriweather District	Columbia, MD	Development	—	—	—	—	95,431	—	95,431	95,431	—		2015
Merriweather District Area 3 Standalone Restaurant	Columbia, MD	Development	—	—	—	—	8,815	—	8,815	8,815	—	2019
6100 Merriweather	Columbia, MD	Office	36,418	—	—	2,489	88,385	2,489	88,385	90,874	(589)	2018	2019
One Mall North (h)	Columbia, MD	Office	12,425	7,822	10,818	—	906	7,822	11,724	19,546	(983)		2016
One Merriweather (h)	Columbia, MD	Office	42,008	1,433	58,936	—	15,401	1,433	74,337	75,770	(6,255)		2017
Two Merriweather	Columbia, MD	Office	28,216	1,019	4,931	—	32,842	1,019	37,773	38,792	(2,388)		2017
Ridgely Building	Columbia, MD	Other	—	400	58,937	(400)	(58,537)	—	400	400	—		2017
Sterrett Place	Columbia, MD	Other	—	—	5,618	—	303	—	5,921	5,921	(77)		2018
Seaport District
85 South Street	New York, NY	Multi-family	—	15,913	8,137	—	1,341	15,913	9,478	25,391	(3,311)		2014
Seaport Predevelopment	New York, NY	Development	—	—	7,641	—	3,493	—	11,134	11,134	—	2013
Tin Building	New York, NY	Development	—	—	8,290	—	59,037	—	67,327	67,327	—		2015
Pier 17	New York, NY	Retail	250,000	—	468,476	—	195	—	468,671	468,671	(24,912)	2017	2018
Seaport District Historic Area / Uplands	New York, NY	Retail	—	—	7,884	—	112,532	—	120,416	120,416	(13,418)	2013	2016
250 Water Street	New York, NY	Development	100,000	—	179,471	—	330	—	179,801	179,801	—		2018
Summerlin
Aristocrat (i)	Las Vegas, NV	Office	38,092	5,004	34,588	—	—	5,004	34,588	39,592	(1,554)	2017	2018
Constellation	Las Vegas, NV	Multi-family	24,200	3,069	39,759	—	—	3,069	39,759	42,828	(1,815)		2016
Downtown Summerlin (i) (j)	Las Vegas, NV	Retail/Office	261,748	30,855	364,100	—	38,175	30,855	402,275	433,130	(75,151)		2014
Hockey Ground Lease (i)	Las Vegas, NV	Other	135	—	—	6,705	2,198	6,705	2,198	8,903	(128)		2017
Las Vegas Ballpark (i)	Las Vegas, NV	Other	51,561	—	179	5,318	122,626	5,318	122,805	128,123	(5,100)		2019
Two Summerlin (i)	Las Vegas, NV	Office	33,283	3,037	47,104	—	—	3,037	47,104	50,141	(1,599)	2017	2018
Summerlin	Las Vegas, NV	MPC	20,284	990,179	—	(144,740)	640	845,439	640	846,079	(256)		2004
Tanager Apartments (i)	Las Vegas, NV	Multi-family	29,434	—	—	9,633	53,542	9,633	53,542	63,175	(632)	2017	2019
The Woodlands
Creekside Park Apartments	The Woodlands, TX	Multi-family	37,730	729	40,116	—	—	729	40,116	40,845	(1,468)	2017	2018
Creekside Park Apartments Phase II	The Woodlands, TX	Development	—	—	—	—	5,749	—	5,749	5,749	—	2019

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
					Buildings		Buildings		Buildings				Date
(In thousands)					and		and		and		Accumulated	Date of	Acquired /
Name of Center	Location	Center Type	Encumbrances (a)	Land	Improvements	Land (e)	Improvements (e)(f)	Land	Improvements (f)	Total	Depreciation (g)	Construction	Completed
Creekside Park West	The Woodlands, TX	Retail	8,505	—	—	1,228	17,673	1,228	17,673	18,901	(95)	2018	2019
Creekside Village Green (h)	The Woodlands, TX	Retail	17,051	2,551	33,822	(1,228)	(17,536)	1,323	16,286	17,609	(2,902)		2015
Embassy Suites at Hughes Landing (h)	The Woodlands, TX	Hospitality	27,970	—	6,752	1,818	36,479	1,818	43,231	45,049	(6,079)		2015
100 Fellowship Drive (k)	The Woodlands, TX	Office	47,916	—	—	—	—	—	—	—	—	2017	2019
HHC 242 Self-Storage	The Woodlands, TX	Other	5,499	878	6,802	—	1,106	878	7,908	8,786	(602)		2017
HHC 2978 Self-Storage	The Woodlands, TX	Other	5,395	124	5,498	—	2,063	124	7,561	7,685	(542)		2017
One Hughes Landing	The Woodlands, TX	Office	52,000	1,678	34,761	—	(57)	1,678	34,704	36,382	(9,689)		2013
Two Hughes Landing	The Woodlands, TX	Office	48,000	1,269	34,950	—	(282)	1,269	34,668	35,937	(9,727)		2014
Three Hughes Landing	The Woodlands, TX	Office	59,822	2,626	46,372	—	31,161	2,626	77,533	80,159	(8,453)		2016
1725 Hughes Landing Boulevard (h)	The Woodlands, TX	Office	56,772	1,351	36,764	—	36,026	1,351	72,790	74,141	(14,356)		2015
1735 Hughes Landing Boulevard (h)	The Woodlands, TX	Office	54,568	3,709	97,651	—	(360)	3,709	97,291	101,000	(17,780)		2015
Hughes Landing Daycare	The Woodlands, TX	Other	—	—	—	138	—	138	—	138	—	2018	2019
Hughes Landing Retail	The Woodlands, TX	Retail	35,000	5,184	—	—	33,105	5,184	33,105	38,289	(6,060)		2015
1701 Lake Robbins (h)	The Woodlands, TX	Office	3,658	1,663	3,725	—	459	1,663	4,184	5,847	(568)		2014
Lake Woodlands Crossing Retail	The Woodlands, TX	Retail	12,163	5,122	11,440	—	—	5,122	11,440	16,562	(458)	2017	2018
2201 Lake Woodlands Drive	The Woodlands, TX	Office	—	3,755	—	—	1,167	3,755	1,167	4,922	(164)		1994
Lakefront North	The Woodlands, TX	Office	32,731	10,260	39,357	—	12,098	10,260	51,455	61,715	(1,398)		2018
One Lakes Edge	The Woodlands, TX	Multi-family	69,440	1,057	81,768	—	323	1,057	82,091	83,148	(10,144)		2015
Two Lakes Edge	The Woodlands, TX	Development	38,214	—	—	—	86,499	—	86,499	86,499	—	2018
Millennium Phase III Apartments	The Woodlands, TX	Development	1	—	—	—	12,529	—	12,529	12,529	—	2019
Millennium Six Pines Apartments	The Woodlands, TX	Multi-family	42,500	4,000	54,624	7,225	413	11,225	55,037	66,262	(6,868)		2014
Millennium Waterway Apartments	The Woodlands, TX	Multi-family	53,032	15,917	56,002	—	2,710	15,917	58,712	74,629	(17,630)		2010
8770 New Trails	The Woodlands, TX	Development	15,124	—	—	—	32,053	—	32,053	32,053	—	2019
9303 New Trails	The Woodlands, TX	Office	11,196	1,929	11,915	—	741	1,929	12,656	14,585	(2,798)		2008
3831 Technology Forest Drive	The Woodlands, TX	Office	21,137	514	14,194	—	1,813	514	16,007	16,521	(4,013)		2014
20/25 Waterway Avenue	The Woodlands, TX	Retail	13,131	2,346	8,871	—	(59)	2,346	8,812	11,158	(2,105)		2007/2009
Waterway Garage Retail	The Woodlands, TX	Retail	—	1,341	4,255	—	1,117	1,341	5,372	6,713	(1,414)		2011
3 Waterway Square	The Woodlands, TX	Office	47,647	748	—	—	42,318	748	42,318	43,066	(12,688)		2013
4 Waterway Square	The Woodlands, TX	Office	32,789	1,430	51,553	—	6,208	1,430	57,761	59,191	(15,482)		2010
The Westin at the Woodlands (h)	The Woodlands, TX	Hospitality	41,793	22,473	—	(20,520)	94,425	1,953	94,425	96,378	(11,320)		2016
The Woodlands	The Woodlands, TX	MPC	107,500	269,411	9,814	(82,637)	10,558	186,774	20,372	207,146	(2,714)		2011
The Woodlands Ground Leases	The Woodlands, TX	Other	—	1,770	—	3,257	—	5,027	—	5,027	—		2011
The Woodlands Parking Garages	The Woodlands, TX	Other	—	5,857	—	1,529	12,038	7,386	12,038	19,424	(1,812)		2008/2009
2000 Woodlands Parkway	The Woodlands, TX	Retail	—	—	—	—	655	—	655	655	(65)		1997
The Woodlands Resort & Conference Center	The Woodlands, TX	Hospitality	62,500	13,258	37,983	—	79,415	13,258	117,398	130,656	(24,368)		2014
The Woodlands Towers at the Waterway	The Woodlands, TX	Office	336,570	11,044	437,561	—	—	11,044	437,561	448,605	—		2019
The Woodlands Warehouse	The Woodlands, TX	Other	7,230	4,480	4,389	—	—	4,480	4,389	8,869	—		2019
1400 Woodloch Forest	The Woodlands, TX	Office	—	—	—	1,570	14,761	1,570	14,761	16,331	(4,841)		1981
The Woodlands Hills
The Woodlands Hills	Conroe, TX	MPC	—	99,284	—	20,220	—	119,504	—	119,504	—		2014
Ward Village
‘A‘ali‘i	Honolulu, HI	Development	30,717	—	—	—	143,559	—	143,559	143,559	(1,816)	2018

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
					Buildings		Buildings		Buildings				Date
(In thousands)					and		and		and		Accumulated	Date of	Acquired /
Name of Center	Location	Center Type	Encumbrances (a)	Land	Improvements	Land (e)	Improvements (e)(f)	Land	Improvements (f)	Total	Depreciation (g)	Construction	Completed
Ae‘o	Honolulu, HI	Condominium	—	9,795	85,046	(9,795)	(83,884)	—	1,162	1,162	(29)	2016	2018
Anaha	Honolulu, HI	Condominium	—	5,546	47,450	(5,546)	(46,353)	—	1,097	1,097	(57)	2014	2017
Ke Kilohana	Honolulu, HI	Condominium	—	2,615	17,784	(2,463)	(4,942)	152	12,842	12,994	(290)	2016	2019
Kewalo Basin Harbor	Honolulu, HI	Other	11,111	—	—	—	23,721	—	23,721	23,721	(1,310)	2017	2019
Kō'ula	Honolulu, HI	Development	—	—	—	—	47,483	—	47,483	47,483	(1,402)	2019
Waiea	Honolulu, HI	Condominium	—	—	20,812	—	(16,898)	—	3,914	3,914	(93)	2014	2017
Ward Predevelopment	Honolulu, HI	Development	—	—	24,069	—	54,310	—	78,379	78,379	(1,779)	2013
Ward Village Retail (h)	Honolulu, HI	Retail	245,436	164,007	89,321	(76,405)	280,901	87,602	370,222	457,824	(83,280)		2002
Other
Century Park	Houston, TX	Development	—	19,816	36,763	—	—	19,816	36,763	56,579	—		2019
Landmark Mall	Alexandria, VA	Development	—	28,396	67,235	(28,396)	(10,344)	—	56,891	56,891	(247)		2004
Monarch City	Dallas, TX	Development	—	25,575	—	(25,575)	28,609	—	28,609	28,609	—		2006
110 North Wacker	Chicago, IL	Development	184,300	—	29,035	—	334,492	—	363,527	363,527	—	2018
Outlet Collection at Riverwalk	New Orleans, LA	Retail	30,615	—	94,513	—	(578)	—	93,935	93,935	(16,526)		2014
The Elk Grove Collection	Elk Grove, CA	Development	—	—	—	—	10,771	—	10,771	10,771	—		2003
Total excluding Corporate, Deferred financing costs and Unamortized bond issuance costs			3,138,618	2,558,278	3,153,071	(549,581)	2,059,364	2,008,697	5,212,435	7,221,132	(476,421)
Corporate	Various		1,000,000	885	1,027	(885)	46,129	—	47,156	47,156	(31,512)
Unamortized bond issuance costs	N/A		(5,249)	—	—	—	—	—	—	—	—
Deferred financing costs	N/A		(36,899)	—	—	—	—	—	—	—	—
		Total	$4,096,470	$2,559,163	$3,154,098	$(550,466)	$2,105,493	$2,008,697	$5,259,591	$7,268,288	$(507,933)

(a)	See description of Encumbrances in Note 7 - Mortgages, Notes and Loans Payable, Net of the Consolidated Financial Statements.

(b)	Initial cost for projects undergoing development or redevelopment is cost at end of first complete calendar year subsequent to opening.

(c)
For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write‑downs. For MPCs, costs capitalized subsequent to acquisitions are net of the cost of land sales.

(d)	The aggregate cost of land, building and improvements for federal income tax purposes is approximately $6.1 billion.

(e)	Reductions in Land reflect transfers to Buildings and Improvements for projects which the Company is internally developing.

(f)	Includes all amounts related to Developments.

(g)	Depreciation is computed based upon the useful lives in Note 1 - Summary of Significant Accounting Policies.

(h)	Property is collateral for the Senior Secured Credit Facility. See Note 7 - Mortgages, Notes and Loans Payable, Net of the Consolidated Financial Statements for additional information.

(i)	Encumbrances balance either represents or is inclusive of SIDs. See Note 7 - Mortgages, Notes and Loans Payable, Net of the Consolidated Financial Statements for additional information.

(j)	Downtown Summerlin includes the One Summerlin office property, which was placed in service in 2015.

(k)
Lands, buildings and improvements were derecognized and a Net investment in lease receivable was recorded during 2019. Refer to Note 1 - Summary of Significant Accounting Policies for additional information.

Reconciliation of Real Estate
(In thousands)	2019	2018	2017
Balance at beginning of year	$6,163,287	$5,355,409	$4,979,840
Change in land	239,558	199,069	93,833
Additions	1,513,888	1,148,826	790,183
Impairments	—	—	—
Dispositions and write-offs and land and condominium costs of sales	(648,445)	(540,017)	(508,447)
Balance at end of year	$7,268,288	$6,163,287	$5,355,409

Reconciliation of Accumulated Depreciation
(In thousands)	2019	2018	2017
Balance at beginning of year	$380,892	$321,882	$245,814
Depreciation Expense	143,698	113,518	116,401
Dispositions and write-offs	(16,657)	(54,508)	(40,333)
Balance at end of year	$507,933	$380,892	$321,882