Form 10-K/A
period 2019-12-31
Howard Hughes Corp
filed 2020-03-20
CIK 1498828

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
The number of shares of common stock, $0.01 par value, outstanding as of March 18, 2020 was 42,700,991.
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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2019 of The Howard Hughes Corporation (the “Company”), which was filed with the Securities and Exchange Commission on February 27, 2020. This Form 10-K/A is being filed for the purpose of providing separate audited and unaudited consolidated financial statements of DLV/HHPI Summerlin, LLC (“The Summit”), our joint venture with Discovery Land Company ("Discovery"), in accordance with Rule 3-09 of Regulation S-X. The Summit's audited Consolidated Financial Statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018, unaudited Consolidated Financial Statements for the year ended December 31, 2017, and Report of Independent Auditors, are filed as Exhibit 99.1 and are included as financial statement schedules in Item 15, “Exhibits and Financial Statement Schedules,” of this Form 10-K/A. The consolidated financial statements of The Summit as of and for the year ended December 31, 2019 were not available at the time that the Company filed its Annual Report on Form 10-K on February 27, 2020. The consent of Ernst & Young LLP, independent auditors for the Company, is also filed as an exhibit to this Amendment No. 1 to the Annual Report on Form 10-K/A. In addition, this Form 10-K/A includes an updated exhibit index in respect thereof and certifications under Section 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment No. 1 on Form 10-K/A is not intended to update or modify any other information presented in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as originally filed. This Amendment No. 1 does not update or modify in any way the financial position, results of operations, cash flows or related disclosures in the Company's Annual Report on Form 10-K and does not reflect events occurring after the Form 10-K’s original filing date of February 27, 2020. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2019.

PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)Financial Statements and Financial Statement Schedule.

The Consolidated Financial Statements and Schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule were previously filed with the Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020.

The following financial statements are included in this Amendment No. 1 to Annual Report on Form 10-K/A pursuant to Rule 3-09 of Regulation S-K.
DLV/HHPI Summerlin, LLC audited Consolidated Financial Statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 and unaudited Consolidated Financial Statements for the year ended December 31, 2017
No additional financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required has been enclosed in the Consolidated Financial Statements and notes thereto.

(b)Exhibits.

Exhibits required by Item 601 of Regulation S-K: The exhibits filed in response to this item are listed in the Exhibit Index.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE HOWARD HUGHES CORPORATION

/s/ Paul H. Layne
Paul H. Layne
Chief Executive Officer	March 20, 2020

Exhibit No.	Description of Exhibit
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

4.2	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 10-K, filed February 27, 2020)

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

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 10-K, filed February 27, 2020)

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to the Company’s Current Report on Form 10-K, filed February 27, 2020)

23.2+	Consent of Ernst & Young LLP

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Current Report on Form 10-K, filed February 27, 2020)

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1+
DLV/HHPI Summerlin, LLC audited Consolidated Financial Statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 and unaudited Consolidated Financial Statements for the year ended December 31, 2017

101.INS^	Inline XBRL Instance Document -- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH^	Inline XBRL Taxonomy Extension Schema Document

101.CAL^	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB^	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF^	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Management contract, compensatory plan or arrangement
+    Filed herewith
^    Submitted electronically with the original Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020. The following documents from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (iv) Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements.
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