Form 10-Q
period 2020-03-31
Howard Hughes Corp
filed 2020-05-11
CIK 1498828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares of common stock, $0.01 par value, outstanding as of May 7, 2020 was 54,929,674.

THE HOWARD HUGHES CORPORATION

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(In thousands, except par values and share amounts)	March 31, 2020	December 31, 2019
Assets:
Investment in real estate:
Master Planned Communities assets	$1,672,534	$1,655,674
Buildings and equipment	3,901,549	3,813,595
Less: accumulated depreciation	(549,452)	(507,933)
Land	359,211	353,022
Developments	1,488,869	1,445,997
Net property and equipment	6,872,711	6,760,355
Investment in real estate and other affiliates	127,293	121,757
Net investment in real estate	7,000,004	6,882,112
Net investment in lease receivable	2,933	79,166
Cash and cash equivalents	971,695	422,857
Restricted cash	267,018	197,278
Accounts receivable, net	9,944	12,279
Municipal Utility District receivables, net	301,897	280,742
Notes receivable, net	36,000	36,379
Deferred expenses, net	139,329	133,182
Operating lease right-of-use assets, net	58,347	69,398
Prepaid expenses and other assets, net	332,557	300,373
Total assets	$9,119,724	$8,413,766

Liabilities:
Mortgages, notes and loans payable, net	$4,304,590	$4,096,470
Operating lease obligations	69,980	70,413
Deferred tax liabilities	140,763	180,748
Accounts payable and accrued expenses	831,793	733,147
Total liabilities	5,347,126	5,080,778

Commitments and Contingencies (see Note 10)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 55,989,263 issued and 54,939,003 outstanding as of March 31, 2020, and 150,000,000 shares authorized, 43,635,893 shares issued and 42,585,633 outstanding as of December 31, 2019	561	437
Additional paid-in capital	3,939,470	3,343,983
Accumulated deficit	(171,537)	(46,385)
Accumulated other comprehensive loss	(60,273)	(29,372)
Treasury stock, at cost, 1,050,260 shares as of March 31, 2020 and December 31, 2019	(120,530)	(120,530)
Total stockholders' equity	3,587,691	3,148,133
Noncontrolling interests	184,907	184,855
Total equity	3,772,598	3,332,988
Total liabilities and equity	$9,119,724	$8,413,766
See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
Revenues:
Condominium rights and unit sales	$43	$198,310
Master Planned Communities land sales	39,732	41,312
Minimum rents	70,987	54,086
Other land, rental and property revenues	34,897	41,479
Tenant recoveries	20,875	13,508
Builder price participation	7,759	5,195
Interest income from sales-type leases	882	—
Total revenues	175,175	353,890

Expenses:
Condominium rights and unit cost of sales	97,901	137,694
Master Planned Communities cost of sales	16,786	16,818
Operating costs	64,606	68,759
Rental property real estate taxes	13,578	9,831
Provision for (recovery of) doubtful accounts	1,701	(2)
Demolition costs	—	49
Development-related marketing costs	2,816	5,702
General and administrative	39,081	25,332
Depreciation and amortization	61,637	36,131
Total expenses	298,106	300,314

Other:
Provision for impairment	(48,738)	—
Gain (loss) on sale or disposal of real estate and other assets, net	38,124	(6)
Other (loss) income, net	(3,684)	173
Total other	(14,298)	167

Operating (loss) income	(137,229)	53,743

Interest income	1,146	2,573
Interest expense	(34,448)	(23,326)
Equity in earnings from real estate and other affiliates	11,349	9,951
(Loss) income before taxes	(159,182)	42,941
Provision for income taxes	(34,100)	11,016
Net (loss) income	(125,082)	31,925
Net income attributable to noncontrolling interests	(52)	(104)
Net (loss) income attributable to common stockholders	$(125,134)	$31,821

Basic (loss) income per share:	$(2.88)	$0.74
Diluted (loss) income per share:	$(2.88)	$0.74
See Notes to Condensed Consolidated Financial Statements.

 THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
UNAUDITED

	Three Months Ended March 31,
(In thousands)	2020	2019
Net (loss) income	$(125,082)	$31,925
Other comprehensive loss:
Interest rate swaps (a)	(30,247)	(5,944)
Capitalized swap interest expense (b)	—	(51)
Terminated swap amortization	(654)	(638)
Other comprehensive loss:	(30,901)	(6,633)
Comprehensive (loss) income	(155,983)	25,292
Comprehensive income attributable to noncontrolling interests	(52)	(104)
Comprehensive (loss) income attributable to common stockholders	$(156,035)	$25,188

(a)	Amounts are shown net of deferred tax benefit of $6.9 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively.

(b)	The deferred tax impact was zero for the three months ended March 31, 2020 and not meaningful for the three months ended March 31, 2019.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2018	43,511,473	$436	$3,322,433	$(120,341)	$(8,126)	(519,849)	$(62,190)	$3,132,212	$105,914	$3,238,126
Net income	—	—	—	31,821	—	—	—	31,821	104	31,925
Interest rate swaps, net of tax of $2,187	—	—	—	—	(5,944)	—	—	(5,944)	—	(5,944)
Terminated swap amortization	—	—	—	—	(638)	—	—	(638)	—	(638)
Capitalized swap interest, net of tax of $14	—	—	—	—	(51)	—	—	(51)	—	(51)
Contributions to joint ventures	—	—	—	—	—	—	—	—	40,988	40,988
Stock plan activity	148,235	1	3,066	—	—	—	—	3,067	—	3,067
Balance, March 31, 2019	43,659,708	$437	$3,325,499	$(88,520)	$(14,759)	(519,849)	$(62,190)	$3,160,467	$147,006	$3,307,473

Balance, December 31, 2019	43,635,893	$437	$3,343,983	$(46,385)	$(29,372)	(1,050,260)	$(120,530)	$3,148,133	$184,855	$3,332,988
Net (loss) income	—	—	—	(125,134)	—	—	—	(125,134)	52	(125,082)
Interest rate swaps, net of tax of $6,888	—	—	—	—	(30,247)	—	—	(30,247)	—	(30,247)
Terminated swap amortization	—	—	—	—	(654)	—	—	(654)	—	(654)
Adoption of ASU 2016-13	—	—	—	(18)	—	—	—	(18)	—	(18)
Common stock issued	12,270,900	123	593,575	—	—	—	—	593,698	—	593,698
Stock plan activity	82,470	1	1,912	—	—	—	—	1,913	—	1,913
Balance, March 31, 2020	55,989,263	$561	$3,939,470	$(171,537)	$(60,273)	(1,050,260)	$(120,530)	$3,587,691	$184,907	$3,772,598

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(125,082)	$31,925
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation	57,349	32,905
Amortization	4,075	3,086
Amortization of deferred financing costs	4,114	2,201
Amortization of intangibles other than in-place leases	170	278
Straight-line rent amortization	(2,870)	(1,548)
Deferred income taxes	(34,625)	10,703
Restricted stock and stock option amortization	1,152	3,069
Net gain on sale of lease receivable	(38,124)	—
Proceeds from the sale of lease receivable	64,155	—
Impairment charges	48,738	—
Equity in earnings from real estate and other affiliates, net of distributions	(5,817)	(4,606)
Provision for doubtful accounts	(3,115)	(2)
Master Planned Communities land acquisitions	—	(752)
Master Planned Communities development expenditures	(64,895)	(56,772)
Master Planned Communities cost of sales	16,783	16,744
Condominium development expenditures	(60,688)	(40,559)
Condominium rights and unit cost of sales	97,901	137,694
Net changes:
Accounts and notes receivable	9,596	(5,679)
Prepaid expenses and other assets	(31,565)	1,881
Condominium deposits received	46,186	(115,774)
Deferred expenses	(9,176)	(17,191)
Accounts payable and accrued expenses	(47,443)	(57,286)
Cash used in operating activities	(73,181)	(59,683)

Cash Flows from Investing Activities:
Property and equipment expenditures	(270)	(1,178)
Operating property improvements	(10,419)	(25,854)
Property development and redevelopment	(144,422)	(148,894)
Reimbursements under Tax Increment Financings	1,625	—
Distributions from real estate and other affiliates	1,232	315
Investments in real estate and other affiliates, net	(952)	(222)
Cash used in investing activities	(153,206)	(175,833)

Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	256,770	61,614
Proceeds from issuance of common stock	593,698	—
Principal payments on mortgages, notes and loans payable	(5,115)	(4,587)
Special Improvement District bond funds released from (held in) escrow	1,126	936
Deferred financing costs and bond issuance costs, net	(2,276)	(343)
Taxes paid on stock options exercised and restricted stock vested	(662)	—
Stock options exercised	1,424	—
Contributions from noncontrolling interest	—	40,987
Cash provided by financing activities	844,965	98,607

Net change in cash, cash equivalents and restricted cash	618,578	(136,909)
Cash, cash equivalents and restricted cash at beginning of period	620,135	724,215
Cash, cash equivalents and restricted cash at end of period	$1,238,713	$587,306

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
(In thousands)	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid	$62,679	$52,905
Interest capitalized	19,041	18,370
Income taxes (refunded) paid, net	—	(1,839)

Non-Cash Transactions:
Accrued property improvements, developments, and redevelopments	(28,221)	24,774
Special Improvement District bond transfers associated with land sales	3	74
Accrued interest on construction loan borrowing	4,773	860
Capitalized stock compensation	—	441
Initial recognition of ASC 842 Operating lease ROU asset	—	72,106
Initial recognition of ASC 842 Operating lease obligation	—	71,888

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020 (the “Annual Report”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and equity for the interim periods have been included. The results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, and future fiscal years. Certain amounts in the 2019 results of operations have been reclassified to conform to the 2020 presentation. Specifically, the Company reclassified hospitality revenues, other land revenues, and other rental and property revenues to Other land, rental and property revenues; and master planned communities operations, other property operating costs, rental property maintenance costs, and hospitality operating costs to Operating costs for the three months ended March 31, 2019.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements up to the date and time this Quarterly Report was filed.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. COVID-19 has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, required business and school closures, implementing “shelter in place” orders and restricting travel. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession.

The outbreak of COVID-19 has materially negatively impacted, and is expected to continue to materially negatively impact, the Company’s business, financial performance and condition, operating results and cash flows. The significance, extent and duration of such impact remains largely uncertain and dependent on future developments that cannot be accurately predicted. The future developments include, but are not limited to: (1) the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States and other regions in which the Company operates; (2) the extent and effectiveness of the containment measures taken; and (3) the response of the overall economy, the financial markets and the population, particularly in areas in which the Company operates, once the current containment measures are lifted. Material impacts to the Company are noted below.

Accounts Receivable, net

Due to the impacts of COVID-19 on the collectability of the Company’s accounts receivable, the Company completed an analysis of its collections and determined an additional reserve was required related to its Retail accounts receivable. Upon assessment of its uncollectible Accounts receivable, net balances, the Company determined that a reserve for estimated losses under ASC 450 - Contingencies is required, in addition to the specific reserve required under ASC 842, as the amount is probable and can be reasonably estimated. As a result, during the three months ended March 31, 2020, the Company recorded an additional $1.6 million reserve in the Provision for (recovery of) doubtful accounts on the Condensed Consolidated Statements of Operations. The reserve was estimated based on recent collection experience of retail receivables.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Impairment of long-lived assets

In conjunction with the Company’s quarterly impairment assessment, the Company recorded a $48.7 million impairment charge for Outlet Collection at Riverwalk, due to decreases in estimated future cash flows resulting from the impact of a shorter than anticipated holding term due to management’s plans to divest the non-core operating asset and decreased demand and reduced interest in brick and mortar retail due to the impact of COVID-19, as well as an increase in the capitalization rate used to evaluate future cash flows due to the impact of COVID-19. See Note 5 - Impairment for additional information.

Business closures

With the indefinite closures of the Company’s Seaport District retail and food and beverage assets as well as the three hotels in The Woodlands, we have temporarily laid off the majority of the Company’s staff there.  The Company has retained key personnel at these locations to facilitate the efficient start-up of operations once restrictions are lifted.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions include, but are not limited to, capitalization of development costs, provision for income taxes, recoverable amounts of receivables and deferred tax assets, initial valuations of tangible and intangible assets acquired and the related useful lives of assets upon which depreciation and amortization is based. Estimates and assumptions have also been made with respect to future revenues and costs, debt and options granted. In particular, Master Planned Communities (“MPC”) cost of sales estimates are highly judgmental as they are sensitive to cost escalation, sales price escalation and lot absorption, which are subject to judgment and affected by expectations about future market or economic conditions. Actual results could differ from these and other estimates. It is reasonably possible these estimates will change in the near term due to the rapid development and fluidity of the events and circumstances resulting from the COVID-19 pandemic.

Impact of New Accounting Standard Related to Financial Instruments - Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and requires the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities are required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amended the scope of ASU 2016-13 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with the leases standard (Topic 842).

The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized costs. Results for reporting periods beginning after January 1, 2020, are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $18 thousand as of January 1, 2020, for the cumulative effect of adopting ASU 2016-13.

See Note 2 - Accounting Policies and Pronouncements for further discussion of accounting policies impacted by the Company’s adoption of ASU 2016-13 and disclosures required by ASU 2016-13.

Corporate Restructuring
During the fourth quarter ended December 31, 2019, the Company initiated a plan to strategically realign and streamline certain aspects of its business, including selling approximately $2.0 billion of non-core assets, reducing overhead and relocating its corporate headquarters. The Company will consolidate its Dallas corporate headquarters with its largest regional office in The Woodlands. Charges of $2.5 million and $34.3 million associated with retention and severance expenses were recorded in the first quarter of 2020 and fourth quarter of 2019, respectively, and the Company expects to incur an additional $2.3 million to $4.3 million related to relocation, retention and severance expenses in the remainder of 2020. The restructuring costs are included in

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Corporate income, expenses and other items in Note 18 - Segments. The Company expects to conclude its restructuring activity, excluding the disposition of non-core assets, in 2020.

The following table summarizes the changes to the restructuring liability included in Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets:

(In thousands)	Restructuring costs
Balance at December 31, 2019	$9,685
Charges (a)	2,478
Charges paid/settled	(4,293)
Balance at March 31, 2020	$7,870

(a)	Charges relate to relocation, retention and severance expenses and are included in General and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

NOTE 2 ACCOUNTING POLICIES AND PRONOUNCEMENTS

The following is a summary of recently issued and other notable accounting pronouncements which relate to the Company’s business.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform when certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transaction that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has applied certain optional expedients, that are retained through the end of the hedging relationship. The amendments in this Update are effective as of March 12, 2020, through December 31, 2022. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During Q1 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedge transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.

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

In November 2019, the FASB issued ASU 2019-08, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The amendments in this Update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of the share-based payment award. The classification and subsequent measurement of the award are subject to the guidance in Topic 718 unless the share-based payment award is subsequently modified, and the grantee is no longer a customer. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2019-08 as of January 1, 2020, and it did not have a material effect on its consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update provide clarification on certain aspects of the amendments in ASU 2016-13, Financial Instruments—Credit Losses, ASU 2017-12, Derivatives and Hedging, and ASU 2016-01, Financial Instruments—Overall. The effective date of the standard is for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2019-04 as of January 1, 2020. See further discussion regarding adoption of ASU 2016-13 for the impact of amendments to Financial Instruments-Credit Losses. The amendments to Derivatives and Hedging, and Financial Instruments-Overall did not have a material effect on the Company’s consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This standard is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The effective date of the standard is for fiscal years, and interim periods within those years, beginning after December

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

15, 2019. The new standard must be adopted retrospectively with early adoption permitted. The Company adopted ASU 2018-17 as of January 1, 2020, and it did not have a material effect on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard is intended to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal use software license). The standard requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This standard also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The new standard may be adopted prospectively or retrospectively with early adoption permitted. The Company adopted ASU 2018-15 prospectively as of January 1, 2020. There was no material impact to the Company’s consolidated financial statements upon adoption.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement that eliminates, adds and modifies certain disclosure requirements for fair value measurements. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level-3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. Early adoption is permitted. The Company adopted ASU 2018-13 as of January 1, 2020. The amended disclosure requirements did not have a material impact to the Company’s consolidated financial statements upon adoption.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This standard is intended to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. In computing the implied fair value of goodwill under step two, an entity determined the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognizing the impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The new standard must be adopted prospectively with early adoption permitted. The Company adopted ASU 2017-04 as of January 1, 2020, and will eliminate step two from its goodwill impairment tests. There was no material impact to the consolidated financial statements upon adoption.
Financial Instruments - Credit losses and related policy updates
The Company is exposed to credit losses through the sale of goods and services to the Company’s customers. Receivables held by the Company primarily relate to short-term trade receivables and financing receivables, which include Municipal Utility District (“MUD”) receivables, Special Improvement District (“SID”) bonds, tax increment financing (“TIF”) receivables, net investments in lease receivables, and notes receivable. The Company assesses its exposure to credit loss based on historical collection experience and future expectations by portfolio segment. Historical collection experience is evaluated on a quarterly basis by the Company.
The following table summarizes the amortized cost basis of financing receivables by portfolio segment as of March 31, 2020:

($ in thousands)	MUD receivables	SID receivables	TIF receivables	Net investments in lease receivable	Notes receivable	Total
Collection experience	$286,157	$42,103	$3,853	$2,950	$36,247	$371,310

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Accrued interest of $15.7 million and $17.3 million are included within municipal utility district receivables on the Company’s consolidated balance sheet as of March 31, 2020 and 2019, respectively.
The following table presents the activity in the allowance for credit losses for financing receivables by portfolio segment for the three months ended March 31, 2020:

($ in thousands)	MUD receivables	SID receivables	TIF receivables	Net investments in lease receivable	Notes receivable	Trade accounts receivable (a)
Beginning balance as of January 1, 2020	$—	$—	$—	$17	$209	$—
Current-period provision for expected credit losses	—	—	—	—	39	60
Write-offs	—	—	—	—	(1)	—
Recoveries	—	—	—	—	—	—
Ending balance as of March 31, 2020	$—	$—	$—	$17	$247	$60

(a)
Trade accounts receivable are presented within accounts receivable, net on the consolidated balance sheet. Accounts receivable, net also includes receivables related to operating leases. Collectability and related allowance for amounts due under operating leases is assessed under the guidance of ASC 842. Reserves related to operating lease receivables are not included in the above table.

Financing receivables are considered to be past due once they are 30 days contractually past due under the terms of the agreement. The Company currently does not have significant financing receivables that are past due or on nonaccrual status.
There have been no significant write-offs or recoveries of amounts previously written-off during the current period for financing receivables.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 3 REAL ESTATE AND OTHER AFFILIATES

Equity investments in real estate and other affiliates are reported as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	March 31,	December 31,	March 31,	December 31,	Three Months Ended March 31,
($ in thousands)	2020	2019	2020	2019	2020	2019
Equity Method Investments
Operating Assets:
The Metropolitan Downtown Columbia (a)	50%	50%	$—	$—	$227	$183
Stewart Title of Montgomery County, TX	50%	50%	3,767	4,175	343	102
Woodlands Sarofim #1	20%	20%	3,019	2,985	35	20
m.flats/TEN.M	50%	50%	1,784	2,431	65	(1,221)
Master Planned Communities:
The Summit (b)	—%	—%	92,216	84,455	8,934	7,837
Seaport District:
Mr. C Seaport	35%	35%	7,000	7,650	(651)	(632)
Bar Wayō (Momofuku) (b)	—%	—%	6,745	7,469	(1,392)	—
Strategic Developments:
Circle T Ranch and Power Center	50%	50%	8,405	8,207	86	35
HHMK Development	50%	50%	10	10	—	—
KR Holdings	50%	50%	394	422	(22)	2
			123,340	117,804	7,625	6,326
Other equity investments (c)			3,953	3,953	3,724	3,625
Investments in real estate and other affiliates			$127,293	$121,757	$11,349	$9,951

(a)
The Metropolitan Downtown Columbia was in a deficit position of $4.9 million and $4.7 million at March 31, 2020, and December 31, 2019, respectively, due to distributions from operating cash flows in excess of basis. These deficit balances are presented in Accounts payable and accrued expenses at March 31, 2020, and December 31, 2019.

(b)	Please refer to the discussion below for a description of the joint venture ownership structure.

(c)
Other equity investments represent equity investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year 2020 or cumulatively.

As of March 31, 2020, the Company is not the primary beneficiary of any of the joint ventures listed above because it does not have the power to direct the activities that most significantly impact the economic performance of the joint ventures; therefore, the Company reports its interests in accordance with the equity method. As of March 31, 2020, and December 31, 2019, the Mr. C Seaport variable interest entity (“VIE”) does not have sufficient equity at risk to finance its operations without additional financial support. As of March 31, 2020, and December 31, 2019, Bar Wayō is also classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The carrying values of Mr. C Seaport and Bar Wayō as of March 31, 2020, are $7.0 million and $6.7 million, respectively, and are classified as Investments in real estate and other affiliates in the Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investments as the Company has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs. As of March 31, 2020, approximately $209.1 million of indebtedness was secured by the properties owned by the Company’s real estate and other affiliates, of which the Company’s share was $100.2 million based upon economic ownership. All of this indebtedness is without recourse to the Company.

As of March 31, 2020, the Company is the primary beneficiary of one VIE, 110 North Wacker, which is consolidated in its financial statements. The Company began consolidating 110 North Wacker and its underlying entities in the second quarter of 2018 as further discussed below. 110 North Wacker’s creditors do not have recourse to the Company, except for 18%, or $41.4 million, of its outstanding loan balance. As of March 31, 2020, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $433.9 million and $235.7 million, respectively. As of December 31, 2019, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE was $393.3 million and $186.5 million, respectively. The assets of the VIE are restricted for use only by the particular VIE and are not available for the Company’s general operations.

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

Relevant financial statement information for The Summit is summarized as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Total Assets	$222,447	$221,277
Total Liabilities	128,098	136,314
Total Equity	94,349	84,963

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

	Three Months Ended March 31,
(In thousands)	2020	2019
Revenues (a)	$39,836	$30,483
Net income	10,559	7,423
Gross Margin	11,704	8,332

(a)
The Summit adopted ASU 2014-09, Revenues from Contracts with Customers (Topic 606) effective in the fourth quarter of 2019 using the modified retrospective transition method. Therefore, for 2020, revenues allocated to each of The Summit’s performance obligations is recognized over time based on an input measure of progress. The first quarter of 2019 amounts have not been adjusted and are recognized on a percentage of completion basis. The Summit’s adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 4 RECENT TRANSACTIONS

In November of 2019, the Company entered into a lease agreement related to its property at 100 Fellowship Drive, a 13.5-acre land parcel and 203,257-square-foot build-to-suit medical building with approximately 550 surface parking spaces in The Woodlands, Texas. At lease commencement, the Company derecognized $63.7 million from Developments and recorded a net investment in lease receivable of $75.9 million on the Condensed Consolidated Balance Sheets, recognizing $13.5 million of Selling profit from the sales-type lease on the Condensed Consolidated Statements of Operations.

On March 13, 2020, the Company closed on the sale of this asset for a total sales price of $115.0 million, resulting in a gain of $38.3 million, which is included in Gain (loss) on sale or disposal of real estate and other assets, net on the Condensed Consolidated Statements of Operations. The carrying value of the net investment in lease receivable was approximately $76.1 million at the time of sale. Gain on sale is calculated as the difference between the purchase price of $115.0 million, and the asset’s carrying value, less related transaction costs of approximately $0.2 million. Contemporaneous with the sale, the Company credited to the buyer approximately $0.6 million for operating account funds and the buyer’s assumption of the related liabilities. After the sale, the Company had no continuing involvement in this lease.

After repayment of debt associated with the property, the sale generated approximately $64.2 million in net proceeds, which are presented as cash inflows from operating activities in the Condensed Consolildated Statement of Cash Flows for the three months ended March 31, 2020. The Company intends to use the net proceeds from the sale to strengthen its balance sheet and improve liquidity. As this transaction was completed on a tax-free basis for federal income tax purposes as part of a reverse 1031 exchange involving the Company’s December 2019 purchase of The Woodlands Towers at The Waterway, the net proceeds were held at the escrow agent as of the end of the current quarter and are reflected in Restricted cash on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2020.

NOTE 5 IMPAIRMENT

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. During the first quarter of 2020, the Company recorded a $48.7 million impairment charge for Outlet Collection at Riverwalk, a 268,556-square-foot urban upscale outlet center located along the

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Mississippi River in downtown New Orleans, LA. As of March 31, 2020, the Company recognized the impairment due to decreases in estimated future cash flows as a result of the impact of a shorter than anticipated holding term due to management’s plans to divest the non-core operating asset, decreased demand and reduced interest in brick and mortar retail due to the impact of COVID-19, as well as an increase in the capitalization rate used to evaluate future cash flows due to the impact of COVID-19. The $46.8 million net carrying value of Outlet Collection at Riverwalk, after the impairment, represents the estimated current fair market value at March 31, 2020. There can be no assurance that the Company will ultimately recover this amount through a sale.

The following table summarizes the provision for impairment:

			Provision for Impairment as of March 31,
Impaired Asset	Location	Method of Determining Fair Value	2020	2019
			(In thousands)
Operating Assets:
Outlet Collection at Riverwalk	New Orleans, LA	Discounted cash flow analysis using capitalization rate of 10.0%	$48,738	$—

With respect to the Investment in real estate and other affiliates, a series of operating losses of an underlying asset or other factors may indicate that a decrease in value has occurred which is other‑than‑temporary. The investment in each real estate and other affiliate is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other‑than‑temporary.
No impairment charges were recorded for the Investment in real estate and other affiliates during the three months ended March 31, 2020, or during the year ended December 31, 2019.

The Company periodically evaluates its strategic alternatives with respect to each of its properties and may revise its strategy from time to time, including its intent to hold an asset on a long-term basis or the timing of potential asset dispositions. These changes in strategy could result in impairment charges in future periods.

NOTE 6 OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of Prepaid expenses and other assets:

	March 31,	December 31,
(In thousands)	2020	2019
Straight-line rent	$59,082	$56,223
Condominium inventory	55,577	56,421
In-place leases	53,059	54,471
Security, escrow, and other deposits	51,197	17,464
Special Improvement District receivable	42,103	42,996
Intangibles	33,105	33,275
Prepaid expenses	14,132	13,263
Other	8,127	9,252
Tenant incentives and other receivables	7,527	7,556
TIF receivable	3,854	3,931
Federal income tax receivable	2,389	655
Food and beverage and lifestyle inventory	1,914	4,310
Above-market tenant leases	491	556
Prepaid expenses and other assets, net	$332,557	$300,373

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The $32.2 million net increase primarily relates to a $33.7 million increase in Security, escrow, and other deposits from December 31, 2019, primarily attributable to rate-lock and security deposits for The Woodlands Towers at the Waterway; a $2.9 million increase in Straight-line rent mainly due to the acquisition of The Woodlands Towers at the Waterway and Operating Assets placed in service during the year; and a $1.7 million increase in Federal income tax receivable due to a decrease in income before taxes. These increases are partially offset by a $2.4 million decrease in Food and beverage and lifestyle inventory predominantly due to the write-off of inventory at 10 Corso Como Retail and Café; a $1.4 million decrease in In-place leases partially as a result of amortization of the leases at The Woodlands Towers at the Waterway; and a $1.1 million decrease in Other attributable to tenant improvement write-offs related to the sale of 100 Fellowship Drive in the first quarter of 2020.

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses:

	March 31,	December 31,
(In thousands)	2020	2019
Construction payables	$327,557	$261,523
Condominium deposit liabilities	240,980	194,794
Interest rate swap liabilities	77,363	40,135
Deferred income	63,817	63,483
Accounts payable and accrued expenses	31,651	37,480
Tenant and other deposits	27,632	24,080
Accrued payroll and other employee liabilities	21,697	44,082
Accrued real estate taxes	15,577	27,559
Other	14,101	16,173
Accrued interest	11,418	23,838
Accounts payable and accrued expenses	$831,793	$733,147

The $98.6 million net increase primarily relates to a $66.0 million increase in Construction payables primarily attributable to a $97.9 million charge for repairs and remediation on certain alleged construction defects at the Waiea condominium tower (see Note 10 - Commitments and Contingencies for details), partially offset by reduced construction spend at several projects approaching completion including Juniper Apartments, Bridgeland, 8770 New Trails, 110 North Wacker, Lakefront North and 6100 Merriweather; a $46.2 million increase in Condominium deposit liabilities primarily attributable to sales at Victoria Place, Kō'ula, and ‘A‘ali‘i and a $37.2 million increase in Interest rate swap liabilities due to a decrease of the one-month London Interbank Offered Rate (“LIBOR”) forward curve for the periods presented. These increases are offset by a $22.4 million decrease in Accrued payroll and other employee liabilities primarily due to the 2019 annual incentive bonus payment in the first quarter of 2020; a $12.4 million decrease in Accrued interest attributable to the semi-annual payment of interest on the $1.0 billion Unsecured 5.375% Senior Notes; a $12.0 million decrease in Accrued real estate taxes primarily related to tax payments in the first quarter of 2020 for 2019; and a $5.8 million decrease in Accounts payable and accrued expenses.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 7 MORTGAGES, NOTES AND LOANS PAYABLE, NET

Mortgages, notes and loans payable, net are summarized as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Fixed-rate debt:
Unsecured 5.375% Senior Notes	$1,000,000	$1,000,000
Secured mortgages, notes and loans payable	882,727	884,935
Special Improvement District bonds	23,460	23,725
Variable-rate debt:
Mortgages, notes and loans payable (a)	2,438,879	2,229,958
Unamortized bond issuance costs	(5,030)	(5,249)
Unamortized deferred financing costs (b)	(35,446)	(36,899)
Total mortgages, notes and loans payable, net	$4,304,590	$4,096,470

(a)
As more fully described in Note 9 - Derivative Instruments and Hedging Activities, $706.2 million and $630.1 million of variable‑rate debt has been swapped to a fixed rate for the term of the related debt, $229.9 million and $184.3 million of variable-rate debt was subject to interest rate collars and $75.0 million of variable-rate debt was capped at a maximum interest rate as of March 31, 2020, and December 31, 2019.

(b)
Deferred financing costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

Certain of the Company’s loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance or percentage of the loan balance. As of March 31, 2020, land, buildings and equipment and developments with a net book value of $6.6 billion have been pledged as collateral for HHC’s Mortgages, notes and loans payable, net. As of March 31, 2020, the Company was in compliance with all of its financial covenants included in the agreements governing its indebtedness.

The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. In the three months ended March 31, 2020, no new SID bonds were issued and an insignificant amount of obligations were assumed by buyers.

Recent Financing Activity

The Company is currently documenting the terms of an extension for the remaining $280.3 million of the bridge loan for The Woodlands Towers at the Waterway and The Woodlands Warehouse, pursuant to which the Company would receive a six-month extension at LIBOR plus 2.35% and have the option for an additional six-month extension at LIBOR plus 2.90%, extending the final maturity to June 2021.

The Company received a term sheet from the existing Downtown Summerlin lender that contemplates extending the financing by three years at a rate of LIBOR plus 2.50% in exchange for a pay-down of approximately $35.7 million to a total commitment of $221.5 million.

The Company is still in the process of documenting and/or negotiating the foregoing, and there can be no assurances that the Company will enter into such arrangements on the proposed terms or at all.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Financing Activity During the Three Months Ended March 31, 2020

On March 27, 2020, the Company closed on a $356.8 million construction loan for the development of Kō'ula. The loan bears interest at LIBOR plus 3.00% with an initial maturity date of March 27, 2023, and a one-year extension option.

On March 26, 2020, the Company closed on a partial refinance of the bridge loan for The Woodlands Towers at the Waterway and The Woodlands Warehouse for $137.0 million. In conjunction with the partial refinance, the original loan was paid down by $63.5 million and 9950 Woodloch Forest Drive tower was split into a new loan. The new loan bears interest at LIBOR plus 1.95% with a maturity date of March 26, 2025.

On March 13, 2020, the Company paid off the $50.0 million outstanding loan balance relating to 100 Fellowship Drive in conjunction with the sale of the property. The payment was made using the proceeds from the sale of the property.

On March 5, 2020, the Company modified and extended the $61.2 million loan for Three Hughes Landing. The new $61.0 million loan bears interest at one-month LIBOR plus 2.60%, with a maturity of September 5, 2020, at which point the Company anticipates the Three Hughes Landing loan will be extended for an additional 12 months.
On January 7, 2020, the Company closed on a $43.4 million construction loan for the development of Creekside Park Apartments Phase II. The loan bears interest at LIBOR plus 1.75% with an initial maturity date of January 7, 2024, and a one-year extension option.

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s liabilities that are measured at fair value on a recurring basis:

	March 31, 2020				December 31, 2019
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative liabilities	$77,363	$—	$77,363	$—	$40,135	$—	$40,135	$—

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

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

		March 31, 2020		December 31, 2019
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$1,238,713	$1,238,713	$620,135	$620,135
Accounts receivable, net (a)	Level 3	9,944	9,944	12,279	12,279
Notes receivable, net (b)	Level 3	36,000	36,000	36,379	36,379

Liabilities:
Fixed-rate debt (c)	Level 2	1,906,187	1,864,876	1,908,660	1,949,773
Variable-rate debt (c)	Level 2	2,438,879	2,438,879	2,229,958	2,229,958

(a)	Accounts receivable, net is shown net of an allowance of $9.8 million and $15.6 million at March 31, 2020, and December 31, 2019, respectively.

(b)	Notes receivable, net is shown net of an allowance of $0.2 million at March 31, 2020, and December 31, 2019..

(c)	Excludes related unamortized financing costs.

The carrying amounts of Cash and Restricted cash, Accounts receivable, net and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of the Company’s Senior Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the current LIBOR or U.S. Treasury obligation interest rates. Please refer to Note 7 - Mortgages, Notes and Loans Payable, Net in the Company’s Condensed Consolidated Financial Statements. The discount rates reflect the Company’s judgment with respect to approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

The following table includes a non-financial asset that was measured at fair value on a non-recurring basis as a result of the property being impaired:

	March 31, 2020
	Fair Value Measurements Using
(In thousands)	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Loss)
Operating Assets:
Outlet Collection at Riverwalk (a)	$46,794	$—	$—	$46,794	$(48,738)

(a)	The fair value was determined based on a discounted cash flow analysis using a capitalization rate of 10.0% and is shown net of transaction costs.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 9 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to interest rate risk related to its variable interest rate debt, and it manages this risk by utilizing interest rate derivatives. The Company uses interest rate swaps, collars and caps to add stability to interest costs by reducing the Company’s exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company’s fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above an established ceiling rate and payment of variable amounts to a counterparty if interest rates fall below an established floor rate, in exchange for an up-front premium. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below the established ceiling and floor rates. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up‑front premium. The Company’s interest rate cap is not currently designated as a hedge, and therefore, any gain or loss is recognized in current-period earnings. This derivative is recorded on a gross basis at fair value on the balance sheet.

Assessments of hedge effectiveness are performed quarterly using regression analysis. The change in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item being hedged. Derivatives accounted for as cash flow hedges are classified in the same category in the Condensed Consolidated Statements of Cash Flows as the items being hedged. Gains and losses from derivative financial instruments are reported in Cash used in operating activities within the Condensed Consolidated Statements of Cash Flows.

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties that are considered credit-worthy, such as large financial institutions with favorable credit ratings. As of March 31, 2020, and December 31, 2019, there were no events of default.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur in accordance with the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. As of March 31, 2020, there were no termination events, and as of December 31, 2019, there was one termination event, as discussed below. During the three months ended March 31, 2020, the Company recorded a $0.9 million reduction in Interest expense, related to the amortization of terminated swaps.

During the three months ended March 31, 2020, the Company did not settle any derivatives. During the year ended December 31, 2019, the Company settled one interest rate cap agreement with a notional amount of $230.0 million and received payment of $0.2 million. The Company has deferred the effective portion of the fair value changes of three previously settled interest rate swap agreements in Accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets and will recognize the impact as a component of Interest expense over the next 7.8, 1.5 and 0.1 years, which are what remain of the original forecasted periods.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, HHC estimates that an additional $19.6 million of net loss will be reclassified to Interest expense.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The following table summarizes certain terms of the Company’s derivative contracts:

				Fixed			Fair Value Asset (Liability)
			Notional	Interest	Effective	Maturity	March 31,	December 31,
(In thousands)		Balance Sheet Location	Amount	Rate (a)	Date	Date	2020	2019
Derivative instruments not designated as hedging instruments:
Interest rate cap	(b)	Prepaid expenses and other assets, net	$230,000	2.50%	12/22/2016	12/23/2019	$—	$—
Interest rate cap	(c)	Prepaid expenses and other assets, net	75,000	5.00%	8/31/2019	8/31/2020	—	—
Derivative instruments designated as hedging instruments:
Interest rate collar	(d)	Accounts payable and accrued expenses	193,967	2.00% - 3.00%	5/1/2019	5/1/2020	(164)	(182)
Interest rate collar	(d)	Accounts payable and accrued expenses	354,217	2.25% - 3.25%	5/1/2020	5/1/2021	(5,791)	(2,074)
Interest rate collar	(d)	Accounts payable and accrued expenses	381,404	2.75% - 3.50%	5/1/2021	4/30/2022	(9,182)	(4,578)
Interest rate swap	(e)	Accounts payable and accrued expenses	615,000	2.96%	9/21/2018	9/18/2023	(55,955)	(31,187)
Interest rate swap	(f)	Accounts payable and accrued expenses	1,810	4.89%	11/1/2019	1/1/2032	(6,271)	(2,114)
Total fair value derivative liabilities							$(77,363)	$(40,135)

(a)	These rates represent the strike rate on HHC’s interest swaps, caps and collars.

(b)
The Company settled this Interest rate cap on February 1, 2019. Interest income of $0.2 million is included in the Condensed Consolidated Statements of Operations for the year ended December 31, 2019, related to this contract.

(c)
On August 30, 2019, the Company executed an agreement to extend the maturing position of this cap. Interest income included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020, and the year ended December 31, 2019, related to this contract was not meaningful.

(d)	On May 17, 2018, and May 18, 2018, the Company entered into these interest rate collars which are designated as cash flow hedges.

(e)	Concurrent with the funding of the $615.0 million term loan on September 21, 2018, the Company entered into this interest rate swap which is designated as a cash flow hedge.

(f)	Concurrent with the closing of the $35.5 million construction loan for 8770 New Trails on June 27, 2019, the Company entered into this interest rate swap which is designated as a cash flow hedge.

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020, and 2019 (in thousands):

	Amount of Loss Recognized
	in AOCI on Derivative
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2020	2019
Interest rate derivatives	$(31,340)	$(5,816)

	Amount of (Loss) Gain Reclassified
	from AOCI into Operations
	Three Months Ended March 31,
Location of (Loss) Gain Reclassified from AOCI into Operations	2020	2019
Interest expense	$(1,093)	$128

	Total Interest Expense Presented
	in the Results of Operations in which the
	Effects of Cash Flow Hedges are Recorded
	Three Months Ended March 31,
Interest Expense Presented in Results of Operations	2020	2019
Interest expense	$34,448	$23,326

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

As of March 31, 2020, and December 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $79.9 million and $41.6 million, respectively. As of March 31, 2020, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $79.9 million.

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

In management’s opinion, the liabilities, if any, that may ultimately result from normal course of business legal actions, including The Woodlands legal proceeding discussed above, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

In 2018, the Company recognized a $13.4 million charge for certain window repairs at Waiea. The Company is engaged in ongoing discussions with the Waiea homeowners association and expects to reach a settlement with the homeowners association to fund repairs and remediation of certain alleged construction defects at the tower that the Company believes are obligations of the general contractor. During the three months ended March 31, 2020, the Company recorded an additional $97.9 million charge for estimated costs related to this matter, which is included in Condominium rights and unit cost of sales in the accompanying Condensed Consolidated Statements of Operations. The Company intends to vigorously pursue recovery of these costs from the general contractor or other responsible parties.

The Company purchased its 250 Water Street property in the Seaport District in June 2018. The site is currently used as a parking lot while the Company evaluates redevelopment plans. The Company engaged a third-party specialist to perform a Phase I Environmental Site Assessment (“ESA”) of the property, and the ESA identified, among other findings, the existence of mercury levels above regulatory criteria. The site does not require remediation until the Company begins redevelopment activities. The normal operations of the parking lot do not require the property to be remediated, and the Company has not started any redevelopment activities as of March 31, 2020. As a result, the potential remediation has no financial impact as of March 31, 2020, and for the three months ended March 31, 2020.

As of March 31, 2020, and December 31, 2019, the Company had outstanding letters of credit totaling $15.4 million, and surety bonds totaling $227.4 million and $200.1 million, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

The Company leases land or buildings at certain properties from third parties, the leases for which are recorded in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 17 - Leases for further discussion. Contractual rental expense, including participation rent, was $1.8 million and $2.1 million for the three months ended March 31, 2020, and 2019, respectively. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

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

The Company’s wholly owned subsidiaries have agreed to complete defined public improvements and to indemnify Howard County, Maryland for certain matters as part of the Downtown Columbia Redevelopment District TIF bonds. The Company has guaranteed the performance of its subsidiaries under the funding agreement for up to a maximum of $1.0 million until October 31, 2020. Furthermore, to the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that any obligations under these guarantees are not probable.

As part of the Company’s development permits with the Hawai’i Community Development Authority for the condominium towers at Ward Village, the Company entered into a guarantee whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guarantee, which is triggered once the necessary permits are granted and construction commences, was satisfied for the Company’s four open condominium towers, Waiea, Anaha, Ae‘o and Ke Kilohana, with the opening of Ke Kilohana, which provided 375 reserved housing units. The reserved units for the Company’s ‘A‘ali‘i tower are included in the tower, and the units for Kō'ula will either be built off site or fulfilled by paying a cash-in-lieu fee.

The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of March 31, 2020, and December 31, 2019.

NOTE 11 STOCK-BASED PLANS

The Company’s stock-based plans are described and informational disclosures are provided in the Notes to Consolidated Financial Statements included in the Annual Report.

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2020:

	Stock Options	Weighted-average Exercise Price
Stock Options outstanding at December 31, 2019	721,496	$104.55
Granted	2,000	83.11
Exercised	(54,558)	67.88
Forfeited	(107,000)	126.24
Expired	(1,000)	125.09
Stock Options outstanding at March 31, 2020	560,938	$103.87

Compensation costs related to stock options were in a credit position of $0.7 million for the three months ended March 31, 2020 due to significant forfeitures which outweighed the expense. Compensation costs related to stock options were $0.7 million for the three months ended March 31, 2019, of which $0.2 million were capitalized to development projects.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Restricted Stock

The following table summarizes restricted stock activity for the three months ended March 31, 2020:

	Restricted Stock	Weighted-average Grant Date Fair Value
Restricted stock outstanding at December 31, 2019	406,802	$76.27
Granted	70,210	84.55
Forfeited	(12,796)	90.94
Restricted stock outstanding at March 31, 2020	464,216	$77.01

Compensation costs related to restricted stock awards for the three months ended March 31, 2020 and 2019 were $1.9 million and $2.3 million, of which zero and $0.3 million were capitalized to development projects, respectively.

NOTE 12 INCOME TAXES

The Company has significant permanent differences, primarily from stock compensation deductions and non-deductible executive compensation, which cause the effective tax rate to deviate from statutory rates. The effective tax rate, based upon actual operating results, was 21.4% for the three months ended March 31, 2020, compared to 25.7% for the three months ended March 31, 2019.

NOTE 13 WARRANTS

On October 7, 2016, the Company entered into a warrant agreement with its Chief Financial Officer, David R. O’Reilly, (the “O’Reilly Warrant”) prior to his appointment to the position. Upon exercise of his warrant, Mr. O’Reilly may acquire 50,125 shares of common stock at an exercise price of $112.08 per share. The O’Reilly Warrant was issued at fair value in exchange for a $1.0 million payment in cash from Mr. O’Reilly. The O’Reilly Warrant becomes exercisable on April 6, 2022, subject to earlier exercise upon certain change in control, separation and termination provisions. On June 16, 2017, and October 4, 2017, the Company entered into warrant agreements with its Chief Executive Officer, David R. Weinreb, (the “Weinreb Warrant”) and President, Grant Herlitz, (the “Herlitz Warrant”) to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. The Weinreb Warrant would have become exercisable on June 15, 2022, at an exercise price of $124.64 per share, and the Herlitz Warrant would have become exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject in each case to earlier exercise upon certain change in control, separation and termination provisions (but such warrants became exercisable in connection with Mr. Weinreb’s and Mr. Herlitz’s terminations of employment, as described below). The purchase prices paid by the respective executives for the O’Reilly Warrant, the Weinreb Warrant and the Herlitz Warrant, which qualify as equity instruments, are included within Additional paid-in capital in the Condensed Consolidated Balance Sheets at March 31, 2020, and December 31, 2019.

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize changes in AOCI by component, all of which are presented net of tax:

(In thousands)
Balance as of December 31, 2018	$(8,126)
Other comprehensive loss before reclassifications	(5,867)
Gain reclassified from accumulated other comprehensive loss to net income	(128)
Terminated swap amortization	(638)
Net current-period other comprehensive loss	(6,633)
Balance as of March 31, 2019	$(14,759)

Balance as of December 31, 2019	$(29,372)
Other comprehensive loss before reclassifications	(31,340)
Loss reclassified from accumulated other comprehensive loss to net income	1,093
Terminated swap amortization	(654)
Net current-period other comprehensive loss	(30,901)
Balance as of March 31, 2020	$(60,273)

The following table summarizes the amounts reclassified out of AOCI:

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
(In thousands)	Three Months Ended March 31,		Affected line items in the
Accumulated Other Comprehensive Income (Loss) Components	2020	2019	Statements of Operations
Losses (gains) on cash flow hedges	$1,383	$(162)	Interest expense
Interest rate swap contracts	(290)	34	Provision for income taxes
Total reclassifications of loss (income) for the period	$1,093	$(128)	Net of tax

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Information related to the Company’s EPS calculations is summarized as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
Basic EPS:
Numerator:
Net (loss) income	$(125,082)	$31,925
Net income attributable to noncontrolling interests	(52)	(104)
Net (loss) income attributable to common stockholders	$(125,134)	$31,821

Denominator:
Weighted-average basic common shares outstanding	43,380	43,106

Diluted EPS:
Numerator:
Net (loss) income attributable to common stockholders	$(125,134)	$31,821

Denominator:
Weighted-average basic common shares outstanding	43,380	43,106
Restricted stock and stock options	—	151
Weighted-average diluted common shares outstanding (a)	43,380	43,257

Basic (loss) income per share:	$(2.88)	$0.74

Diluted (loss) income per share:	$(2.88)	$0.74

(a)
The diluted EPS computation for the three months ended March 31, 2020, excludes outstanding stock awards because their effect is anti-dilutive. The diluted EPS computation for the three months ended March 31, 2019, excludes 563,808 shares of stock options because their inclusion would have been anti-dilutive. The diluted EPS computation for the three months ended March 31, 2020, and 2019 excludes 265,699 and 288,010 shares of restricted stock, respectively, because performance conditions provided for in the restricted stock awards have not been satisfied.

On March 27, 2020, the Company offered 2,000,000 shares of common stock to the public at $50.00 per share and granted the underwriters an option to purchase up to an additional 300,000 shares of common stock at the same price. The underwriters partially exercised their option and purchased an additional 270,900 shares. Concurrently, the Company entered into a share purchase agreement with Pershing Square Capital Management, L.P., acting as investment advisor to funds that it manages, to issue and sell 10,000,000 shares of common stock in a private placement at $50.00 per share. The total issuance of 12,270,900 shares closed on March 31, 2020, and the Company received $593.7 million in net proceeds. The Company intends to use the net proceeds for general corporate purposes including strengthening the Company’s balance sheet and enhancing liquidity.

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
(In thousands)	2020	2019
Revenues
From contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$43	$198,310
Master Planned Communities land sales	39,732	41,312
Builder price participation	7,759	5,195
Total revenue from contracts with customers	47,534	244,817

Recognized at a point in time and/or over time:
Other land, rental and property revenues	34,897	41,479
Total other income	34,897	41,479

Rental and other income (lease-related revenues)
Minimum rents	70,987	54,086
Tenant recoveries	20,875	13,508
Interest income from sales-type leases	882	—
Total rental income	92,744	67,594

Total revenues	$175,175	$353,890

Revenues by segment
Operating Assets revenues	$114,257	$91,953
Master Planned Communities revenues	50,446	50,896
Seaport District revenues	9,694	7,030
Strategic Developments revenues	760	204,011
Corporate revenues	18	—
Total revenues	$175,175	$353,890

Contract Assets and Liabilities

Contract assets are the Company’s right to consideration in exchange for goods or services that have been transferred to a customer, excluding any amounts presented as a receivable. Contract liabilities are the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration.

The beginning and ending balances of contract assets and liabilities and significant activity during the period is as follows:

Contract
(In thousands)	Liabilities
Balance as of December 31, 2019	$246,010
Consideration earned during the period	(17,885)
Consideration received during the period	64,432
Balance as of March 31, 2020	$292,557

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations as of March 31, 2020, represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations are associated with contracts that generally are noncancelable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of March 31, 2020, is $1.7 billion. The Company expects to recognize this amount as revenue over the following periods:

(In thousands)	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$224,740	$432,467	$1,026,141

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

NOTE 17 LEASES

Leases (Topic 842) increases transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases as of March 31, 2020.

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The Company’s leased assets and liabilities are as follows:

(In thousands)	March 31, 2020
Assets
Operating lease right-of-use assets	$68,582
Riverwalk impairment	(10,235)
Total leased assets	$58,347

Liabilities
Operating lease liabilities	$69,980
Total leased liabilities	$69,980

The components of lease expense are as follows:

(In thousands)	Three Months Ended
Lease cost	March 31, 2020
Operating lease cost	$2,179
Variable lease costs	158
Sublease income	—
Net lease cost	$2,337

Future minimum lease payments as of March 31, 2020, are as follows:

(In thousands)	Operating
Year Ended December 31,	Leases
2020 (excluding the three months ended March 31, 2020)	$5,131
2021	7,066
2022	6,328
2023	6,374
2024	6,432
Thereafter	266,852
Total lease payments	298,183
Less: imputed interest	(228,203)
Present value of lease liabilities	$69,980

Other information related to the Company’s lessee agreements is as follows:

(In thousands)	Three Months Ended
Supplemental Condensed Consolidated Statements of Cash Flows Information	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$1,796

Other Information	March 31, 2020
Weighted-average remaining lease term (years)
Operating leases	37.1
Weighted-average discount rate
Operating leases	7.8%

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The Company receives rental income from the leasing of retail, office, multi-family and other space under operating leases, as well as certain variable tenant recoveries. Such operating leases are with a variety of tenants and have a remaining average term of approximately 5 years. Lease terms generally vary among tenants and may include early termination options, extension options and fixed rental rate increases or rental rate increases based on an index. The minimum rentals based on operating leases of the consolidated properties held as of March 31, 2020, are as follows:

Three Months Ended
(In thousands)	March 31, 2020
Total minimum rent payments	$59,099

Total future minimum rents associated with operating leases are as follows:

Total
Minimum
Year Ending December 31,	Rent
(In thousands)
2020 (excluding the three months ended March 31, 2020)	$165,577
2021	233,538
2022	247,698
2023	237,217
2024	227,821
Thereafter	1,439,849
Total	$2,551,700

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

A sales-type lease is defined as a lease that meets one or more of the following: transfers ownership at the end of the lease term, grants the lessee an option to purchase that is reasonably expected to be exercised, covers the major part of the asset’s economic life, the net present value of the lease payments equals or exceeds the fair value of the asset, or the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease. As of March 31, 2020, the Company sold 100 Fellowship Drive, one of its sales-type leases. The Net investment in lease receivable, interest income and future minimum rents for the remaining sales-type lease are not significant.

NOTE 18 SEGMENTS

The Company has four business segments which offer different products and services. HHC’s four segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. As further discussed in Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations, one common operating measure used to assess operating results for the Company’s business segments is earnings before taxes (“EBT”). The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. All operations are within the United States. The Company’s reportable segments are as follows:

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

•
Seaport District – consists of approximately 453,000 square feet of restaurant, retail and entertainment properties situated in three primary locations in New York, New York: Pier 17, Seaport District Historic Area/Uplands and Tin Building. While the latter is still under development and will comprise about 53,000 square feet when completed, the two operating locations consist of third-party tenants, tenants either directly or jointly owned and operated by the Company, and businesses owned and operated by the Company under licensing agreements.

•
Strategic Developments – consists of residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

Segment operating results are as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Operating Assets Segment EBT
Total revenues (a)	$114,257	$91,953
Total operating expenses (b)	(52,240)	(42,912)
Segment operating income	62,017	49,041
Depreciation and amortization	(37,089)	(27,108)
Interest expense, net	(26,193)	(18,991)
Other (loss) income, net	(59)	35
Equity in earnings from real estate and other affiliates	4,394	2,709
Gain on sale or disposal of real estate	38,124	—
Provision for impairment	(48,738)	—
Segment EBT	(7,544)	5,686

MPC Segment EBT
Total revenues	50,446	50,896
Total operating expenses	(23,722)	(28,514)
Segment operating income	26,724	22,382
Depreciation and amortization	(91)	(160)
Interest income, net	8,554	7,543
Other loss, net	—	(5)
Equity in earnings from real estate and other affiliates	8,934	7,837
Segment EBT	44,121	37,597

Seaport District Segment EBT
Total revenues	9,694	7,030
Total operating expenses	(14,311)	(14,433)
Segment operating loss	(4,617)	(7,403)
Depreciation and amortization	(20,875)	(6,193)
Interest expense, net	(5,053)	(1,532)
Other loss, net	(3,368)	(86)
Equity in losses from real estate and other affiliates	(2,043)	(632)
Loss on sale or disposal of real estate	—	(6)
Segment EBT	(35,956)	(15,852)

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

	Three Months Ended March 31,
(In thousands)	2020	2019
Strategic Developments Segment EBT
Total revenues	760	204,011
Total operating expenses	(104,299)	(146,303)
Segment operating (loss) income	(103,539)	57,708
Depreciation and amortization	(1,761)	(1,056)
Interest income, net	1,931	3,262
Other (loss) income, net	(375)	693
Equity in earnings from real estate and other affiliates	64	37
Segment EBT	(103,680)	60,644

Consolidated Segment EBT
Total revenues	175,157	353,890
Total operating expenses	(194,572)	(232,162)
Segment operating income	(19,415)	121,728
Depreciation and amortization	(59,816)	(34,517)
Interest expense, net	(20,761)	(9,718)
Other (loss) income, net	(3,802)	637
Equity in earnings from real estate and other affiliates	11,349	9,951
Gain (loss) on sale or disposal of real estate, net	38,124	(6)
Provision for impairment	(48,738)	—
Consolidated segment EBT	(103,059)	88,075

Corporate income, expenses and other items	(22,023)	(56,150)
Net (loss) income	(125,082)	31,925
Net income attributable to noncontrolling interests	(52)	(104)
Net (loss) income attributable to common stockholders	$(125,134)	$31,821

(a)	Includes hospitality revenues for the three months ended March 31, 2020, and 2019, of $17.2 million and $22.9 million, respectively.

(b)	Includes hospitality operating costs for the three months ended March 31, 2020, and 2019, of $12.9 million and $15.6 million, respectively.

The assets by segment and the reconciliation of total segment assets to the Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	March 31,	December 31,
(In thousands)	2020	2019
Operating Assets	$3,527,387	$3,476,718
Master Planned Communities	2,228,230	2,166,472
Seaport District	919,523	930,067
Strategic Developments	1,612,002	1,540,161
Total segment assets	8,287,142	8,113,418
Corporate	832,582	300,348
Total assets	$9,119,724	$8,413,766

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this quarterly report on Form 10-Q (the “Quarterly Report”) and in The Howard Hughes Corporation’s (“HHC” or the “Company”) annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020 (the “Annual Report”). All references to numbered Notes are to specific notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Forward-looking information

We may make forward-looking statements in this Quarterly Report and in other reports and presentations that we file or furnish with the SEC. In addition, our management may make forward-looking statements orally to analysts, investors, creditors, the media and others.

Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance, business and the Transformation Plan (as described below). You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “transform,” “would,” and other words of similar expression. Forward-looking statements give our expectations about the future and are not guarantees of performance or results. We caution you not to rely on these forward-looking statements.

Currently, one of the most significant factors is the potential adverse effect of the current pandemic of the novel strain of coronavirus (“COVID-19”) on the financial condition, results of operations, cash flows and performance of our Company, our industry, and the global economy and financial markets. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this Quarterly Report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

Forward-looking statements include, among others:

•	the impact of the novel strain of COVID-19 on our business;

•
our “Transformation Plan”, including new executive leadership, reduction in our overhead expenses, the proposed sale of our non-core assets and accelerated growth in our core Master Planned Communities (“MPC”) assets;

•	expected performance of our stabilized, income-producing properties and the performance and stabilization timing of properties that we have recently placed into service or are under construction;

•	forecasts of our future economic performance;

•	expected capital required for our operations and development opportunities for our properties;

•	expected performance of our MPC segment;

•	expected commencement and completion for property developments and timing and amount of sales or rentals of certain properties;

•	estimates of our future liquidity, development opportunities, development spending and management plans; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

There are several factors, many beyond our control, which could cause results to differ materially from our expectations. These risk factors are described in Item 1A.- Risk Factors of this Quarterly Report as well as our Annual Report and are incorporated herein by reference. Any factor could, by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There may be other factors currently unknown to us that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations. These forward-looking statements present our estimates and assumptions as of the date of this Quarterly Report. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Executive Overview

Description of Business

We strive to create timeless places and extraordinary experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We operate in four business segments: Operating Assets, MPC, Seaport District and Strategic Developments. The operational synergies of combining our three main business segments, Operating Assets, MPC and Strategic Developments, create a unique and continuous value-creation cycle. We sell land to residential homebuilders in our MPCs, and the new homes attract residents to our cities looking for places to work and shop. New homeowners create demand for commercial developments, such as retail, office, self-storage and hospitality offerings. We build these commercial properties through Strategic Developments when the timing is right using the cash flow harvested from the sale of land to homebuilders, which helps mitigate development risk. Once these strategic developments are completed and stabilized, they transition to Operating Assets, which are located across the United States and increase recurring Net Operating Income (“NOI”), further funding the equity requirements in Strategic Developments. New office, retail and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that exceed the broader market. Increased demand for residential land generates more cash flow from MPC, thus continuing the cycle. Our fourth business segment, the Seaport District, is one of the only privately controlled districts in New York City and is being transformed into a culinary, fashion and entertainment destination with a focus on unique offerings not found elsewhere in the city. The Seaport District spans across approximately 453,000 square feet and several city blocks, including Pier 17, the Tin Building, the Historic District as well as the 250 Water Street parking lot and our interest in the 66-room Mr. C Seaport hotel.

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

As of the end of the quarter, while we have continued to make significant progress on the execution of our Transformation Plan commitments with meaningful reductions in overhead and the disposition of some non-core properties, we expect that the current situation will make additional non-core asset sales more challenging to execute during the remainder of the year. Since the announcement of the Transformation Plan, we have executed on the sale of five non-core assets generating approximately $131.3 million of net proceeds after debt repayment, including approximately $64.2 million of net proceeds from the sale of the 100 Fellowship Drive building during the quarter. Since the disposition of the 100 Fellowship Drive building was part of a reverse 1031 exchange, the net proceeds from this sale were held at the escrow agent as of the end of the quarter and not reflected in our total cash and cash equivalents balance of $971.7 million. This escrow was released during April 2020 and included in our Cash and cash equivalents balance at April 30, 2020.

COVID-19 Pandemic

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. COVID-19 has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, required business and school closures, implementing “shelter in place” orders and restricting travel. Many experts predict that the outbreak will trigger a period of material global economic slowdown or a global recession.

COVID-19 Impacts

The pandemic has caused economic problems across the country. In direct response to the unprecedented COVID-19 pandemic and the impacts on our four business segments, as well as the economy and capital markets in general, we initiated measures to increase our liquidity.

The following are preliminary impacts on our segments related to COVID-19:

Operating Assets

We have experienced significant cancellations and declines in occupancy in our three hotel properties (which accounted for 7% of our revenues for the year ended December 31, 2019), and have now closed all three of our hotel properties for an indeterminate period of time. We expect significant declines in occupancy, compared to levels achieved prior to the impact of the pandemic, when our hotel properties reopen.

Retail locations at our properties have been significantly negatively impacted, including the closure of all non-essential retail in Summerlin, Houston and Ward Village, and the complete closure of Riverwalk (revenues from our retail properties accounted for 12% of our revenues for the year ended December 31, 2019).

Further, there may be (i) a failure of our tenants in our retail properties as well as in our office and multi-family properties to make timely rental payments (revenues from our office and multi-family properties accounted for 13% of our revenues for the year ended December 31, 2019), (ii) rent reductions, deferrals, downsizing or other concessions, (iii) reductions in demand for leased space and/or (iv) defaults under our leases as a result of downturns in our tenants’ personal financial situations as well as commercial businesses, due in part due to containment measures, such as travel restrictions, mandatory government closures, quarantines, “shelter in place” orders and social distancing, as well as the overall impact on the economy and our tenants’ industries (including the energy sector). We cannot predict whether government action will require rent delays or other abatement measures or concessions or prohibit lease terminations or foreclosures for tenants.

We have experienced a delay in, and may experience a complete cancellation of, the season for the Las Vegas Aviators, our Triple-A professional baseball team (which accounted for 2% of our revenues for the year ended December 31, 2019).

We are closely monitoring our rental revenue, and for the month ending April 30, 2020, we collected, of our total commercial billings, 94.5% of our office portfolio billings, 95.3% of our multi-family portfolio billings, 44.3% of our retail portfolio billings and 76.6% of our other portfolio billings.

MPC

We may experience a decrease in land sales in our MPCs as a result of the fluctuations in regional economies. Houston would be adversely affected by negative impacts on the energy sector and the local economy. In particular, The Woodlands, The Woodlands Hills and Bridgeland are correlated with the energy sector. Our success depends to a large extent upon the business activity, population, income levels, employment trends and real estate activity in and around Houston. Summerlin is to some degree correlated with the gaming industry, which could be adversely affected by changes in consumer trends and preferences in times of economic uncertainty, and have a negative impact on the local Las Vegas economy.

In response to the foregoing, we have taken steps to reduce expenses and preserve cash, including ceasing development of MPC land that is not under contract for sale or where we do not have a post-closing requirement, and reducing or postponing voluntary capital expenditures. In addition, builders are implementing new model home practices by adding 3D virtual tours of interactive floor plans, live chat capabilities with sales staff, and increased photographs on their websites conducive to social distancing and hygiene recommendations.

Seaport District

There has been a complete closure of the Seaport District and a potential cancellation of our Seaport summer concert series, the revenue and sponsorship of which historically has been a meaningful contribution to our annual revenue. In addition, we have halted the construction on the Tin Building and are uncertain as to the timing of construction completion and the opening of the Tin Building.

Further, there may be (i) a failure of our tenants in our retail and office properties to make timely rental payments, (ii) rent reductions, deferrals, downsizing or other concessions, (iii) reductions in demand for leased space and/or (iv) defaults under our leases as a result of downturns in our tenants’ personal financial situations as well as commercial businesses, which include our leased and wholly owned retail stores, our managed businesses, including restaurants and event attractions at the Seaport District, in part due to containment measures, such as travel restrictions, mandatory government closures, quarantines, “shelter in place” orders and social distancing, as well as the overall impact on the economy and our tenants’ industries. We cannot predict whether government action will require rent delays or other abatement measures or concessions or prohibit lease terminations or foreclosures for tenants.

Strategic Developments

We may experience a substantial decrease in condominium sales in Hawai’i, in light of the impact on the overall economy and consumers’ reluctance to make significant capital decisions, and availability of consumer financing, in times of economic uncertainty.

Given the challenges presented by this new environment, we have launched digital sales efforts, including virtual tours to sell condominiums, which we expect to maintain until social distancing recommendations are lifted. We are also implementing new model home practices by adding 3D virtual tours of interactive floor plans, live chat capabilities with sales staff, and increased photographs on their websites conducive to social distancing recommendations. While we have not seen any delays in our existing construction to date (other than the Tin Building mentioned above), with respect to our future development projects, we have delayed or postponed certain of our projects and will continue to evaluate our other development projects going forward. We have also deferred the non-core asset dispositions expected to occur as part of our Transformation Plan.

Liquidity Outlook

As described above, the pandemic has caused economic problems in most of the regions in which we operate, as well as directly impacted sectors which have historically been meaningful contributors to HHC, such as residential land sales, hospitality, retail and sports venues. In direct response to the unprecedented COVID-19 pandemic and the impacts on our four business segments, as well as the economy and capital markets in general, we initiated measures to increase our liquidity. During the first quarter of 2020, we enhanced our liquidity profile through a successful common stock offering, which generated $593.6 million in proceeds, new financings totaling over $537.2 million, the agreement to extend our bridge loan for The Woodlands Towers at The Waterway, as well as the sale of 100 Fellowship Drive in The Woodlands, Texas, which generated $64.2 million in net proceeds. As of March 31, 2020, we had $971.7 million of Cash and cash equivalents on our Condensed Consolidated Balance Sheets with an additional $64.2 million of net proceeds from the sale of 100 Fellowship Drive held at the escrow agent. This escrow was released during April 2020 and included in our Cash and cash equivalents balance at April 30, 2020.

First Quarter 2020 Highlights

Capital and Financing Activities

•
On March 27, 2020, we announced a public offering of 2,000,000 shares of our common stock at a price per share to the public of $50.00. We also granted the underwriters an option to purchase an additional 300,000 shares of common stock at the same price. The underwriters partially exercised their option and purchased an additional 270,900 shares. In addition, we entered into a purchase agreement with Pershing Square Capital Management, L.P., acting as investment advisor to funds that it manages, for 10,000,000 shares of our common stock at $50.00 per share. We received aggregate net proceeds of $593.7 million.

•
On March 27, 2020, we closed on a $356.8 million construction loan for the development of Kō'ula. The loan bears interest at LIBOR plus 3.0% with an initial maturity date of March 27, 2023, and a one-year extension option.

•
On March 26, 2020, we closed on a partial refinance of the bridge loan for The Woodlands Towers at the Waterway and The Woodlands Warehouse for $137.0 million. In conjunction with the partial refinance, the original loan was paid down by $63.5 million and 9950 Woodloch Forest Drive tower was split into a new loan. The new loan bears interest at LIBOR plus 1.95% with an initial maturity date of March 26, 2025.

•
On March 13, 2020, we paid off the $50.0 million outstanding loan balance relating to 100 Fellowship Drive in conjunction with the sale of the property. The payment was made using the proceeds from the sale of the property.

•
On March 5, 2020, we modified and extended the $61.2 million loan for Three Hughes Landing. The new $61.0 million loan bears interest at one-month LIBOR plus 2.60%, with a maturity of September 5, 2020, at which point we anticipate the Three Hughes Landing loan will be extended for an additional 12 months.

•
On January 7, 2020, we closed on a $43.4 million construction loan for the development of Creekside Park Apartments Phase II. The loan bears interest at LIBOR plus 1.75% with an initial maturity date of January 7, 2024 and a one-year extension option.

Operating Assets

•
NOI increased $12.7 million due to an increase of $15.5 million in our office properties primarily attributable to The Woodlands Towers at the Waterway acquisition, partially offset by a $3.5 million decrease in our hospitality properties due to their closure as a result of the COVID-19 pandemic.

MPC

•
Segment earnings before taxes (“EBT”) increased by $6.5 million primarily due to higher builder price participation at Summerlin, higher Equity in earnings from real estate and other affiliates at The Summit, lower Operating expenses, and higher Interest income, net. These net increases are partially offset by lower Master Planned Communities land sales, net of costs.

•	Achieved a $439,000 residential price per acre at Bridgeland, an increase of $58,000, over prior year.

•	Sold 16.0 acres of institutional land at Bridgeland for $2.1 million, compared to no institutional land sales in the prior year.

Seaport District

•
Revenues increased $2.7 million, or 37.9%, primarily due to The Fulton and Malibu Farm, which opened in the second and third quarters of 2019, respectively, as well as rental revenue as a result of increased occupancy over the period. This growth was despite the complete shut-down of the Seaport District on March 14, 2020.

•	Permanent closure of 10 Corso Como Retail and Café, resulting in a write-off of $17.4 million.

•
NOI remained relatively flat at a net operating loss of $3.9 million for the three months ended March 31, 2020, primarily due to an increase of $0.6 million in NOI in our managed businesses, partially offset by decreases of $0.3 million and $0.1 million in NOI in our events, sponsorships and catering category and landlord operations, respectively, primarily as a result of business closures related to the COVID-19 pandemic.

Strategic Developments

•
Recognized segment loss before taxes of $103.7 million, a decrease of $164.3 million primarily due to a $97.9 million charge related to our expected funding of costs to correct alleged construction defects at Waiea. We intend to vigorously pursue recovery of these costs from the general contractor or other responsible parties. The timing of condominium closings also contributed to the segment loss.

•
Continued sales at Ward Village by contracting to sell 239 condominiums in the first quarter of 2020. The primary drivers of the increase are Kō’ula and Victoria Place, which contributed 11 and 225 contracted units, respectively.

•	Victoria Place, our newest building that began public sales in December 2019, was 64.5% presold as of March 31, 2020.

•
Excluding Victoria Place, we have sold 2,435 residential units at our six towers in Ward Village since inception, bringing the total percentage sold at our under-construction condominium towers to 90.3%.

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

EBT should not be considered an alternative to GAAP net income attributable to common stockholders or GAAP net income, as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBT are that it does not include the following in our calculations:

•	cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	corporate general and administrative expenses;

•	interest expense on our corporate debt;

•	income taxes that we may be required to pay;

•	any cash requirements for replacement of fully depreciated or amortized assets; and

•	limitations on, or costs related to, the transfer of earnings from our real estate and other affiliates to us.

A reconciliation between EBT and Net income is presented below:

	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change
Operating Assets Segment EBT
Total revenues (a)	$114,257	$91,953	$22,304
Total operating expenses (b)	(52,240)	(42,912)	(9,328)
Segment operating income	62,017	49,041	12,976
Depreciation and amortization	(37,089)	(27,108)	(9,981)
Interest expense, net	(26,193)	(18,991)	(7,202)
Other (loss) income, net	(59)	35	(94)
Equity in earnings from real estate and other affiliates	4,394	2,709	1,685
Gain on sale or disposal of real estate	38,124	—	38,124
Provision for impairment	(48,738)	—	(48,738)
Segment EBT	(7,544)	5,686	(13,230)

MPC Segment EBT
Total revenues	50,446	50,896	(450)
Total operating expenses	(23,722)	(28,514)	4,792
Segment operating income	26,724	22,382	4,342
Depreciation and amortization	(91)	(160)	69
Interest income, net	8,554	7,543	1,011
Other loss, net	—	(5)	5
Equity in earnings from real estate and other affiliates	8,934	7,837	1,097
Segment EBT	44,121	37,597	6,524

Seaport District Segment EBT
Total revenues	9,694	7,030	2,664
Total operating expenses	(14,311)	(14,433)	122
Segment operating loss	(4,617)	(7,403)	2,786
Depreciation and amortization	(20,875)	(6,193)	(14,682)
Interest expense, net	(5,053)	(1,532)	(3,521)
Other loss, net	(3,368)	(86)	(3,282)
Equity in losses from real estate and other affiliates	(2,043)	(632)	(1,411)
Loss on sale or disposal of real estate	—	(6)	6
Segment EBT	(35,956)	(15,852)	(20,104)

Strategic Developments Segment EBT
Total revenues	760	204,011	(203,251)
Total operating expenses	(104,299)	(146,303)	42,004
Segment operating (loss) income	(103,539)	57,708	(161,247)
Depreciation and amortization	(1,761)	(1,056)	(705)
Interest income, net	1,931	3,262	(1,331)
Other (loss) income, net	(375)	693	(1,068)
Equity in earnings from real estate and other affiliates	64	37	27
Segment EBT	(103,680)	60,644	(164,324)

	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change
Consolidated Segment EBT
Total revenues	175,157	353,890	(178,733)
Total operating expenses	(194,572)	(232,162)	37,590
Segment operating income	(19,415)	121,728	(141,143)
Depreciation and amortization	(59,816)	(34,517)	(25,299)
Interest expense, net	(20,761)	(9,718)	(11,043)
Other (loss) income, net	(3,802)	637	(4,439)
Equity in earnings from real estate and other affiliates	11,349	9,951	1,398
Gain (loss) on sale or disposal of real estate, net	38,124	(6)	38,130
Provision for impairment	(48,738)	—	(48,738)
Consolidated segment EBT	(103,059)	88,075	(191,134)

Corporate income, expenses and other items	(22,023)	(56,150)	34,127
Net (loss) income	(125,082)	31,925	(157,007)
Net income attributable to noncontrolling interests	(52)	(104)	52
Net (loss) income attributable to common stockholders	$(125,134)	$31,821	$(156,955)

(a)	Includes hospitality revenues for the three months ended March 31, 2020 and 2019, of $17.2 million and $22.9 million, respectively.

(b)	Includes hospitality operating costs for the three months ended March 31, 2020 and 2019, of $12.9 million and $15.6 million, respectively.

Results of Operations

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

Consolidated segment EBT decreased $191.1 million due to a charge related to our expected funding of costs to correct alleged defects at Waiea, as mentioned above, as well as lower Condominium rights and unit sales, net of costs, driven by the timing of condominium closings; an increase in the Provision for impairment and higher Depreciation and amortization at the Operating Assets and Seaport District segments. These decreases were partially offset by an increase in the Gain on sale or disposal of real estate, net due to the sale of 100 Fellowship Drive and an increase in Minimum rents and Tenant recoveries due to the acquisition of The Woodlands Towers at the Waterway in the fourth quarter of 2019 and placing various office properties into service subsequent to the first quarter of 2019. As a result of these factors, Net income attributable to common stockholders decreased $157.0 million to a loss of $125.1 million for the three months ended March 31, 2020, compared to the prior year period. These changes are explained in further detail below.

Operating Assets

The Operating Assets segment consists of retail, office, hospitality and multi-family properties along with other real estate investments, excluding the properties located at the Seaport District, which are reported in the Seaport District segment for all periods presented.

Segment EBT for Operating Assets are presented below:

Operating Assets Segment EBT	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change
Total revenues	$114,257	$91,953	$22,304
Total operating expenses	(52,240)	(42,912)	(9,328)
Segment operating income	62,017	49,041	12,976
Depreciation and amortization	(37,089)	(27,108)	(9,981)
Interest expense, net	(26,193)	(18,991)	(7,202)
Other (loss) income, net	(59)	35	(94)
Equity in earnings from real estate and other affiliates	4,394	2,709	1,685
Gain on sale or disposal of real estate	38,124	—	38,124
Provision for impairment	(48,738)	—	(48,738)
Segment EBT	$(7,544)	$5,686	$(13,230)

Segment revenues increased $22.3 million to $114.3 million for the three months ended March 31, 2020, compared to the prior year period primarily attributed to an increase in Minimum rents and Tenant recoveries due to the acquisition of The Woodlands Towers at the Waterway in the fourth quarter of 2019 and placing various office properties into service subsequent to the first quarter of 2019.

Segment EBT decreased $13.2 million to a loss of $7.5 million for the three months ended March 31, 2020, compared to the prior year period primarily driven by an increase in the Provision for impairment of $48.7 million for Outlet Collection at Riverwalk. Please refer to Note 5 - Impairment in the Company’s Condensed Consolidated Financial Statements for further details. The increase in the Provision for impairment was partially offset by an increase in Gain on sale or disposal of real estate related to the sale of 100 Fellowship Drive, a 203,257-square-foot office building in The Woodlands, Texas.

Net Operating Income

We believe that NOI is a useful supplemental measure of the performance of our Operating Assets and Seaport District segments because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs as variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. We define NOI as operating revenues (rental income, tenant recoveries and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight-line rents and amortization of tenant incentives, net; interest expense, net; ground rent amortization; demolition costs; other (loss) income; amortization; depreciation; development-related marketing cost; gain on sale or disposal of real estate and other assets, net; provision for impairment and equity in earnings from real estate and other affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that property-specific factors such as lease structure, lease rates and tenant base have on our operating results, gross margins and investment returns.

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

Reconciliation of Operating Assets Segment EBT to NOI	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change
Total Operating Assets segment EBT	$(7,544)	$5,686	$(13,230)
Depreciation and amortization	37,089	27,108	9,981
Interest expense, net	26,193	18,991	7,202
Equity in earnings from real estate and other affiliates	(4,394)	(2,709)	(1,685)
Gain on sale or disposal of real estate and other assets, net	(38,124)	—	(38,124)
Provision for impairment	48,738	—	48,738
Impact of straight-line rent	(3,103)	(2,845)	(258)
Other	173	122	51
Operating Assets NOI	$59,028	$46,353	$12,675

Operating Assets NOI increased $12.7 million, or 27.3%, to $59.0 million for the three months ended March 31, 2020, compared to the prior year period driven by an increase of $15.5 million in our office properties primarily attributable to NOI from the recent acquisition of The Woodlands Towers at the Waterway, partially offset by a $3.5 million decrease in our hospitality properties due to their closure as a result of the COVID-19 pandemic. In addition, Operating Assets NOI for the three months ended March 31, 2020, includes NOI from 8770 New Trails and Juniper Apartments, projects that were transferred from Strategic Developments to Operating Assets during the three months ended March 31, 2020.

Master Planned Communities

EBT for Master Planned Communities are presented below:

MPC Segment EBT	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change
Total revenues	$50,446	$50,896	$(450)
Total operating expenses	(23,722)	(28,514)	4,792
Segment operating income	26,724	22,382	4,342
Depreciation and amortization	(91)	(160)	69
Interest income, net	8,554	7,543	1,011
Other loss, net	—	(5)	5
Equity in earnings from real estate and other affiliates	8,934	7,837	1,097
Segment EBT	$44,121	$37,597	$6,524

MPC segment EBT increased $6.5 million to $44.1 million for the three months ended March 31, 2020, compared to the prior year period primarily due to higher builder price participation at Summerlin, higher Equity in earnings from real estate and other affiliates at The Summit, lower Operating expenses, and higher Interest income, net. These net increases are partially offset by lower Master Planned Communities land sales, net of costs. The decrease in Master Planned Communities land sales, net of costs is primarily due to a 20-acre superpad sale at Summerlin in the first quarter of 2019 which yielded an average gross margin of 72.1% but did not recur in 2020. At Bridgeland, residential land sales revenues for the three months ended March 31, 2020 increased $5.8 million, or 49.2% compared to the same period in 2019, due to an increase in lots sold and price per acre. For the three months ended March 31, 2020, Bridgeland sold 213 lots compared to 151 lots in the prior year period, a 41.1% increase. Bridgeland’s average price per residential acre increased $58,000, or 15.2%, to $439,000 for the three months ended March 31, 2020, compared to $381,000 in the prior year period. During the three months ended March 31, 2020, institutional land sales revenues at Bridgeland were $2.1 million with 16.0 acres sold, or $131,000 per acre, compared to no institutional land sales in the same period in 2019. Summerlin’s land sales revenues decreased $7.3 million primarily due to fewer superpad sales as mentioned above, partially offset by an increase in deferred revenues in the three months ended March 31, 2020. Summerlin’s average price per custom lot for the three months ended March 31, 2020, was $925,000, or 23.3% higher than the prior-year period. At The Woodlands Hills, land sales revenues increased $135,000, or 5.5%, to $2.6 million for the three months ended March 31, 2020, compared to $2.4 million in the same period in 2019 attributable to a 16.7% increase in the number of lots sold and an 8.2% increase in price per acre. The Woodlands achieved a $1.2 million price per single-family acre, an increase of $647,000 or 122.3%, due to the mix of lots sold.

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

The following table sets forth the MPC Net Contribution for the three months ended March 31:

MPC Net Contribution	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change
MPC Segment EBT (a)	$44,121	$37,597	$6,524
Plus:
Cost of sales - land	16,786	16,818	(32)
Depreciation and amortization	91	160	(69)
MUD and SID bonds collections, net (b)	1,123	862	261
Distributions from real estate and other affiliates	1,173	1,435	(262)
Less:
MPC development expenditures	(64,896)	(56,772)	(8,124)
MPC land acquisitions	—	(752)	752
Equity in earnings in real estate and other affiliates	(8,934)	(7,837)	(1,097)
MPC Net Contribution	$(10,536)	$(8,489)	$(2,047)

(a)	For a detailed breakdown of our MPC segment EBT, refer to Note 18 - Segments in our Notes to Condensed Consolidated Financial Statements.

(b)	SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution decreased $2.0 million for the three months ended March 31, 2020, compared to the same period in 2019 due to the increase in MPC development expenditures, partially offset by the items that increased MPC’s EBT as discussed above.

The following table sets forth MPC land inventory activity for the three months ended March 31, 2020:

(In thousands)	Bridgeland	Columbia	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance at December 31, 2019	$487,314	$16,643	$845,440	$186,773	$119,504	$1,655,674
MPC development expenditures (a)	33,439	—	26,739	1,921	2,797	64,896
MPC cost of sales	(6,304)	—	(4,536)	(4,968)	(978)	(16,786)
MUD reimbursable costs (b)	(20,924)	—	—	8	(1,771)	(22,687)
Other (c)	(7,202)	(18)	(1,067)	(415)	139	(8,563)
Balance at March 31, 2020	$486,323	$16,625	$866,576	$183,319	$119,691	$1,672,534

(a)	Development expenditures are inclusive of capitalized interest and property taxes.

(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

(c)	Primarily consists of changes in accrued development expenditures payable.

Seaport District

The Seaport District is part non-stabilized operating asset, part development project and part operating business. As such, the Seaport District has a greater range of possible outcomes than our other projects. The greater uncertainty is largely the result of (i) seasonality; (ii) potential sponsorship revenue; (iii) potential event revenue; and (iv) business operating risks from various start-up businesses. We operate and own, either directly, through license agreements or in joint ventures, many of the tenants in the Seaport District, including retail stores such as SJP by Sarah Jessica Parker and restaurants such as The Fulton by Jean-Georges, Bar Wayō, Malibu Farm, two concepts by Andrew Carmellini, R17 and the marketplace operated by Jean-Georges. As a result, the revenues and expenses of these businesses, as well as the underlying market conditions affecting these types of businesses, will directly impact the NOI of the Seaport District. This is in contrast to our other retail properties where we primarily receive lease payments and are not as directly impacted by the operating performance of the underlying businesses. This causes the financial results and eventual stabilized yield of the Seaport District to be less predictable than our other operating real estate assets with traditional lease structures. Further, as we open new operating businesses, either owned entirely or in joint venture, we expect to incur pre-opening expenses and operating losses until those businesses stabilize, which likely will not happen until the Seaport District reaches its critical mass of offerings. We expect the time to stabilize the Seaport District will be primarily driven by the construction, interior finish work and stabilization to occur at the Jean-Georges marketplace in the Tin Building. As a result of impacts related to COVID-19, including the halting of construction on the Tin Building, we are uncertain as to the timing of construction completion and the opening of the Tin Building. We expect stabilization to occur approximately 12 to 18 months after opening. Given the factors and uncertainties listed above combined with potential future impacts related to COVID-19 and our operating experience during this past summer as we opened multiple new venues, we do not currently provide guidance on our expected NOI yield and stabilization date for the Seaport District. We will continue all other aspects of our disclosure for the Seaport District segment including revenues, expenses, NOI and EBT. As we move closer to opening a critical mass of offerings at the Seaport District, we will re-establish goals for yield on costs and stabilization dates when the uncertainties and range of possible outcomes are clearer.

We primarily categorize the businesses in the Seaport District segment into three groups: landlord operations, managed businesses, and events and sponsorships. Real Estate Operations (Landlord) represents physical real estate we have developed and own, either wholly or through joint ventures, and is inclusive of our office, retail, hotel and multi-family properties. Managed Businesses represents retail and food and beverage businesses that HHC owns, either wholly or through joint ventures, and operates, including license and management agreements. For the three months ended March 31, 2020, our managed businesses include, among others, The Fulton, SJP by Sarah Jessica Parker, R17 and Cobble & Co. Our events and sponsorship businesses include our concert series, Winterland skating and bar, event catering, private events and sponsorships from 11 partners.

Segment EBT for Seaport District are presented below:

Seaport District Segment EBT	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change
Total revenues	$9,694	$7,030	$2,664
Total operating expenses	(14,311)	(14,433)	122
Segment operating loss	(4,617)	(7,403)	2,786
Depreciation and amortization	(20,875)	(6,193)	(14,682)
Interest expense, net	(5,053)	(1,532)	(3,521)
Other loss, net	(3,368)	(86)	(3,282)
Equity in losses from real estate and other affiliates	(2,043)	(632)	(1,411)
Loss on sale or disposal of real estate	—	(6)	6
Segment EBT	$(35,956)	$(15,852)	$(20,104)

Segment revenues increased $2.7 million for the three months ended March 31, 2020, compared to the prior year period. This increase is primarily attributable to The Fulton and Malibu Farm, which opened in the second and third quarters of 2019, respectively, as well as rental revenue as a result of increased occupancy over the period. This growth was despite the complete shut-down of the Seaport District on March 14, 2020.

Segment EBT decreased $20.1 million to a loss of $36.0 million for the three months ended March 31, 2020, compared to the prior-year period primarily due to write-offs related to the permanent closure of 10 Corso Como Retail and Café. During the current quarter, we wrote off $3.4 million of retail inventory and $14.0 million of building improvements recorded within Other loss, net, and Depreciation and amortization, respectively, for a total of $17.4 million related to the permanent closure of 10 Corso Como Retail and Café. Interest expense, net also contributed to the decrease in EBT due to the term loan acquired in June 2019 related to the Seaport District.

A reconciliation of Seaport District segment EBT to Seaport District NOI is presented in the table below.

Reconciliation of Seaport District Segment EBT to NOI	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change
Total Seaport District segment EBT	$(35,956)	$(15,852)	$(20,104)
Depreciation and amortization	20,875	6,193	14,682
Interest expense, net	5,053	1,532	3,521
Equity in losses from real estate and other affiliates	2,043	632	1,411
Loss on sale or disposal of real estate	—	6	(6)
Impact of straight-line rent	125	755	(630)
Other loss, net (a)	3,970	2,749	1,221
Seaport District NOI	$(3,890)	$(3,985)	$95

(a)
Includes miscellaneous development-related items as well as the loss related to the write-off of inventory due to the permanent closure of 10 Corso Como Retail and Café during the three months ended March 31, 2020.

Seaport District NOI remained relatively flat at a net operating loss of $3.9 million for the three months ended March 31, 2020, primarily due to an increase of $0.6 million in NOI in our managed businesses, partially offset by decreases of $0.3 million and $0.1 million in NOI in our events, sponsorships and catering category and landlord operations, respectively, primarily as a result of business closures related to the COVID-19 pandemic.

Including managed businesses, events, sponsorships, catering and the Tin Building, the Seaport District is approximately 60% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up. Additionally, rental revenue earned from businesses we own and operate is eliminated in consolidation. We expect to incur operating losses for our landlord operations, managed business entities and event and sponsorship until businesses in New York are able to safely re-open, the economy recovers from the economic impact of the COVID-19 pandemic and the Seaport District reaches its critical mass of offerings.

Strategic Developments

Our Strategic Developments assets generally require substantial future development to maximize their value. Other than our condominium properties, most of the properties and projects in this segment do not generate revenues. Our expenses relating to these assets are primarily related to costs associated with constructing the assets, selling condominiums, marketing costs associated with our Strategic Developments, carrying costs including, but not limited to, property taxes and insurance, and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Developments asset, we would expect that with the exception of the residential portion of our condominium projects, upon completion of development, the asset would likely be reclassified to Operating Assets when the asset is placed into service and NOI would become a meaningful measure of its operating performance. All development costs discussed herein are exclusive of land costs.

Segment EBT for Strategic Developments are summarized as follows:

Strategic Developments Segment EBT	Three Months Ended March 31,
(In thousands)	2020	2019	$ Change
Total revenues	$760	$204,011	$(203,251)
Total operating expenses	(104,299)	(146,303)	42,004
Segment operating (loss) income	(103,539)	57,708	(161,247)
Depreciation and amortization	(1,761)	(1,056)	(705)
Interest income, net	1,931	3,262	(1,331)
Other (loss) income, net	(375)	693	(1,068)
Equity in earnings from real estate and other affiliates	64	37	27
Segment EBT	$(103,680)	$60,644	$(164,324)

Segment EBT decreased $164.3 million to a loss of $103.7 million for the three months ended March 31, 2020, compared to the prior year period primarily due to a $97.9 million charge related to our expected funding of costs to correct alleged construction defects at Waiea. We intend to vigorously pursue recovery of these costs from the general contractor or other responsible parties. Please refer to Note 10 - Commitments and Contingencies in our Condensed Consolidated Financial Statements for additional information. Segment EBT also decreased due to a decrease in Condominium rights and unit sales, net due to the timing of condominium closings. Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods. As a result of significantly lower available inventory, we closed on zero condominium units during the three months ended March 31, 2020, compared to 162 for the three months ended March 31, 2019. However, as highlighted below, overall progress at our condominium projects remains strong. As of March 31, 2020, we have entered into contracts for 76.3% of the units at Kō'ula since launching public sales in January 2019. At March 31, 2020, our six completed or under construction towers are 90.3% sold with only five units that remain to be sold at Waiea and one at Anaha. Both Ae‘o and Ke Kilohana are completely sold. At Victoria Place, our seventh condominium project which launched public sales in December 2019, we have entered into 225 contracts, or 64.5% of the total units, for three months ended March 31, 2020.

The following is a summary of activity during the current period for Ward Village.

Waiea - We have entered into contracts for 172 of the 177 units and closed on 170 units as of March 31, 2020. These units under contract or closed represent 97.2% of total units, and 95.2% of the total residential square feet available for sale as of March 31, 2020. The retail portion of the project is 100% leased and has been placed into service.

Anaha - We have entered into contracts for 316 of the 317 units and closed on 315 units as of March 31, 2020. These units under contract or closed represent 99.7% of total units and 98.7% of the total residential square feet available for sale as of March 31, 2020. The retail portion of the project is 100% leased and has been placed into service.

Ae‘o - We have closed on all 465 units, and the retail portion of the project, which is primarily comprised of the 57,000- square-foot flagship Whole Foods Market, is 95% leased and has been placed into service.

Ke Kilohana - We have closed on all 423 units, and the 22,000 square feet of retail, which is 100% leased to CVS/Longs Drugs, was placed into service in the fourth quarter of 2019.

‘A‘ali‘i - We have entered into contracts for 628 of the 750 units as of March 31, 2020. These units under contract represent 83.7% of total units and 79.1% of the total residential square feet available for sale as of March 31, 2020.

Kō'ula - We have entered into contracts for 431 of the 565 units as of March 31, 2020. These units under contract represent 76.3% of total units and 78.5% of the total residential square feet available for sale as of March 31, 2020.

Victoria Place – As a result of strong demand demonstrated by sales at ‘A‘ali‘i and Kō'ula, we launched public sales of our seventh condominium project at Ward Village in December 2019. Victoria Place will be a 40-story, 349-unit condominium project located between Auahi Street and Ala Moana Boulevard, immediately to the west of Waiea and adjacent to Victoria Ward Park. The project will consist of one, two and three-bedroom residences. The units will range from approximately 750 square feet to 1,850 square feet. Additionally, there will be approximately 15,600 square feet of ground level open space, and 64,000 square feet of indoor and outdoor recreational space. We have entered into contracts for 225 and 230 of the 349 units as of March 31, 2020 and April 30, 2020. These units under contract represent 64.5% and 65.9% of total units and 67.0% and 68.3% of the total residential square feet available for sale as of March 31, 2020, and April 30, 2020, respectively.
Projects Under Construction

The following table summarizes our projects under construction and related debt held in Operating Assets, the Seaport District and Strategic Developments as of March 31, 2020. Projects that are substantially complete and which have been placed into service in the Operating Assets or the Seaport District segment are included in the following table if the project has more than $1.0 million of estimated costs remaining to be incurred. Typically, these amounts represent budgeted tenant allowances necessary to bring the asset to stabilized occupancy. Tenant build-out costs represent a significant portion of the remaining costs for the following properties in the Operating Assets and Seaport District segments:

•	6100 Merriweather and Garage

•	Two Merriweather

•	Creekside Park West

•	1725-1735 Hughes Landing Boulevard

•	Three Hughes Landing

•	Two Summerlin

•	Pier 17

The total estimated costs and costs paid are prepared on a cash basis to reflect the total anticipated cash requirements for the projects. This table does not include projects for which construction has not yet started. We expect to be able to meet our cash funding requirements with a combination of existing and anticipated construction loans, condominium buyer deposits, free cash flow from our Operating Assets and MPC segments, net proceeds from condominium sales, our existing cash balances and as necessary, the postponement of certain projects.

($ in thousands)	Total Estimated Costs (a)	Costs Paid Through March 31, 2020 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Holdback to be Drawn	Debt to be Drawn (c)	Costs Remaining to be Paid, Net of Debt and Buyer Deposits/Holdbacks to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
Columbia
6100 Merriweather and Garage	$138,221	$89,519	$48,702	$—	$49,187	$(485)	(d)(e)	Open
Two Merriweather	40,941	36,589	4,352	—	3,070	1,282	(d)	Open
Juniper Apartments	116,386	82,708	33,678	—	34,208	(530)	(e)	Open
The Woodlands
Creekside Park West	22,625	16,045	6,580	—	5,833	747	(d)	Open
1725-1735 Hughes Landing Boulevard	204,878	201,783	3,095	—	—	3,095	(d)(f)	Open
Three Hughes Landing	90,133	84,816	5,317	—	1,129	4,188	(d)	Open
8770 New Trails	45,985	31,570	14,415	—	11,749	2,666		Open
Bridgeland
Lakeside Row	48,412	39,027	9,385	—	7,987	1,398		Open
Summerlin
Las Vegas Ballpark	127,802	123,287	4,515	—	—	4,515	(g)	Open
Two Summerlin	53,238	48,801	4,437	—	—	4,437	(d)(f)	Open
Tanager Apartments	59,276	52,037	7,239	—	8,130	(891)	(e)	Open
Total Operating Assets	947,897	806,182	141,715	—	121,293	20,422

Seaport Assets
Pier 17 and Seaport District Historic Area / Uplands	659,018	592,260	66,758	—	—	66,758	(d)(h)(i)	Open
Tin Building	173,452	81,289	92,163	—	—	92,163	(i)	2021
Total Seaport Assets	832,470	673,549	158,921	—	—	158,921

Strategic Developments
Chicago
110 North Wacker	722,643	393,684	328,959	—	328,959	—	(j)	Q4 2020
Columbia
Merriweather District Area 3 Standalone Retail	5,680	1,368	4,312	—	—	4,312	(k)	Q4 2020
The Woodlands
Creekside Park Apartments Phase II	57,472	4,734	52,738	—	43,386	9,352	(k)	2021
Millennium Phase III Apartments	45,033	15,000	30,033	—	30,699	(666)	(e)	Q4 2020
Two Lakes Edge	107,706	82,659	25,047	—	21,981	3,066		Q2 2020
Ward Village
‘A‘ali‘i	411,900	151,439	260,461	15,487	258,579	(13,605)	(e)	2021
Anaha	401,314	396,302	5,012	—	—	5,012		Open
Ke Kilohana	218,898	212,907	5,991	—	—	5,991	(l)	Open
Kō'ula	487,039	65,415	421,624	95,905	315,466	10,253	(k)(m)	2022
Waiea	464,269	419,701	44,568	—	—	44,568	(n)	Open
Total Strategic Developments	2,921,954	1,743,209	1,178,745	111,392	999,070	68,283
Combined Total at March 31, 2020	$4,702,321	$3,222,940	$1,479,381	$111,392	$1,120,363	$247,626

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

(b)	Costs included in (a) above which have been paid through March 31, 2020.

(c)	With respect to our condominium projects, remaining debt to be drawn is reduced by deposits utilized for construction.

(d)	Final completion is dependent on lease-up and tenant build-out.

(e)
Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to March 2020 costs that were paid by us, but not yet reimbursed by our lenders. We expect to receive funds from our lenders for these costs in the future.

(f)	Construction loans for 1725-1735 Hughes Landing Boulevard and Two Summerlin have been repaid in full and any remaining project costs will be funded by us.

(g)	Excludes cost to acquire the Las Vegas Aviators.

(h)
Pier 17 and Seaport District Historic Area / Uplands Total Estimated Costs and Costs Paid Through March 31, 2020, include costs required for the Pier 17 and Seaport District Historic Area / Uplands and are not reduced by the insurance proceeds received to date.

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

(k)	Positive balances represent future spending which we anticipate will be funded through a combination of construction loans which we are currently seeking and equity.

(l)	The Ke Kilohana facility was repaid in June 2019 in conjunction with closing on the sales of units at the property.

(m)	We closed on a $356.8 million loan for the development of Kō'ula during the three months ended March 31, 2020.

(n)	Total estimate includes amounts necessary for warranty repairs. However, we anticipate recovering a substantial amount of these costs in the future which is not reflected in this schedule.

Corporate Income, Expenses and Other Items

Corporate income, expenses and other items decreased by $34.1 million to $22.0 million for the three months ended March 31, 2020, compared to the prior year period due to the following:

•	$45.1 million decrease in the Provision for income taxes primarily due to a $202.1 million decrease in income before taxes and

•	$2.9 million decrease in Development-related marketing costs primarily related to the reduction of costs at parts of Ward Village, including Kō'ula, and the Seaport District.

This activity was partially offset by a $12.8 million increase in General and administrative expenses primarily due to consulting fees for technology and data integration projects, labor costs due to increased operations at the Seaport District, corporate restructuring costs, which are part of an overall plan to reduce recurring overhead costs, and $1.5 million increase in corporate interest expense, net related to lower interest income driven by unfavorable interest rates and lower cash balances during the quarter.

Liquidity and Capital Resources

In direct response to the unprecedented COVID-19 pandemic and the impacts on our four business segments, as well as the economy and capital markets in general, we initiated measures to increase our liquidity. We generated $593.7 million in proceeds from the issuance of common stock, entered into new financings totaling over $537.2 million, entered into an agreement to extend our bridge loan for The Woodlands Towers at The Waterway, as well as completed the sale of 100 Fellowship Drive in The Woodlands, Texas. We ended the quarter with $971.7 million of Cash and cash equivalents on our Condensed Consolidated Balance Sheets as of March 31, 2020, with an additional $64.2 million of net proceeds from the sale of 100 Fellowship Drive held at the escrow agent. This escrow was released during April and included in our Cash and cash equivalents balance at April 30, 2020. Despite the limited visibility into the future depth and duration of the economic impact of the pandemic, we believe that our expanded liquidity position enhances our ability to make the best long-term value decisions for shareholders.
Our primary sources of cash include cash flow from land sales in MPC, cash generated from our operating assets, condominium closings, deposits from condominium sales (which are restricted to funding construction of the related developments), equity offerings, first mortgage financings secured by our assets and the corporate bond markets. Additionally, the sale of our non-core assets may provide additional cash proceeds to our operating or investing activities. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. Uses of cash also include one-time charges associated with relocation expenses, retention and severance payments. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next 12 months, even after taking into account the consequences of the COVID-19 pandemic discussed above. The development and redevelopment opportunities in Operating Assets and Strategic Developments are capital intensive and will require significant additional funding, if and when pursued. Any additional funding, if available, would be raised with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements and the sale of non-core assets at the appropriate time. We cannot provide assurance that financing arrangements for our properties will be on favorable terms or occur at all, which could have a negative impact on our liquidity and capital resources. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our projects. We also provided a completion guarantee to the City of New York for the redevelopment of Pier 17 and the Tin Building.

Total outstanding debt was $4.3 billion as of March 31, 2020. Certain mortgages may require paydowns in order to exercise contractual extension terms. Our proportionate share of the debt of our real estate and other affiliates, which is non-recourse to us, totaled $100.2 million as of March 31, 2020. The following table summarizes our net debt on a segment basis as of March 31, 2020. Net debt is defined as Mortgages, notes and loans payable, including our ownership share of debt of our real estate and other affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

(In thousands) Segment Basis (a)	Operating Assets		Master Planned Communities		The Seaport District		Strategic Developments		Segment Totals	Non- Segment Amounts	March 31, 2020
Mortgages, notes and loans payable	$2,363,378	(b)	$274,143	(d)	$353,436	(f)	$353,406		$3,344,363	$1,060,381	$4,404,744
Less: Cash and cash equivalents	(27,274)	(c)	(139,570)	(e)	(2,548)	(g)	(46,817)	(h)	(216,209)	(804,810)	(1,021,019)
Special Improvement District receivables	—		(42,103)		—		—		(42,103)	—	(42,103)
Municipal Utility District receivables, net	—		(301,897)		—		—		(301,897)	—	(301,897)
TIF receivable	—		—		—		(3,854)		(3,854)	—	(3,854)
Net Debt	$2,336,104		$(209,427)		$350,888		$302,735		$2,780,300	$255,571	$3,035,871

(a)	Please refer to Note 18 - Segments in our Condensed Consolidated Financial Statements.

(b)
Includes our $79.5 million share of Mortgages, notes and loans payable of our real estate and other affiliates in Operating Assets (Woodlands Sarofim #1, The Metropolitan Downtown Columbia and m.flats/TEN.M).

(c)
Includes our $2.0 million share of Cash and cash equivalents of our real estate and other affiliates in Operating Assets (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, Stewart Title of Montgomery County, TX and m.flats/TEN.M).

(d)	Includes our $6.3 million share of Mortgages, notes and loans payable of our real estate and other affiliates in MPC related to The Summit.

(e)	Includes our $45.6 million share of Cash and cash equivalents of our real estate and other affiliates in MPC related to The Summit.

(f)	Includes our $14.4 million share of Mortgages, notes and loans payable of our real estate and other affiliates in the Seaport District related to Mr. C Seaport.

(g)	Includes our $0.8 million share of Cash and cash equivalents of our real estate and other affiliates in Seaport District (Mr. C Seaport and Bar Wayō).

(h)	Includes our $0.9 million share of Cash and cash equivalents of our real estate and other affiliates in Strategic Developments (KR Holdings, HHMK Development and Circle T Ranch and Power Center).

Cash Flows

Operating Activities

Each segment’s relative contribution to our cash flows from operating activities will likely vary significantly from year to year given the changing nature of our development focus. Other than our condominium properties, most of the properties and projects in our Strategic Developments segment do not generate revenues and the cash flows and earnings may vary. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2020. Operating cash continued to be utilized in the first quarter of 2020 to fund ongoing development expenditures in our Strategic Developments, Seaport District and MPC segments, consistent with prior years.

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

The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

Net cash used in operating activities was $73.2 million and $59.7 million for the three months ended March 31, 2020, and 2019, respectively. The $13.5 million net increase in cash used in operating activities in the three months ended March 31, 2020, compared to the same period in 2019 was primarily related to the timing of condominium development expenditures and closings, and timing of MPC development expenditures, which were partially offset by proceeds received from the sale of lease receivable.

Investing Activities

Net cash used in investing activities was $153.2 million and $175.8 million for the three months ended March 31, 2020, and 2019, respectively. The $22.6 million decrease in cash used was primarily the result of the decrease in operating property improvements expenditures during the three months ended March 31, 2020, with the most significant decrease relating to Pier 17.

Financing Activities

Net cash provided by financing activities was $845.0 million for three months ended March 31, 2020, as compared to net cash provided by financing activities of $98.6 million for three months ended March 31, 2019. The increase of $746.4 million was primarily due to the proceeds from issuance of common stock, construction loan for the development of Kō'ula, and the partial refinance of the bridge loan for The Woodlands Towers at the Waterway and The Woodlands Warehouse. Principal payments on mortgages, notes and loans payable increased by $0.5 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $209.1 million as of March 31, 2020.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. See Note 1 - Basis of Presentation and Organization in our Annual Report and Note 2 - Accounting Policies and Pronouncements in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable-rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps, collars and caps. As of March 31, 2020, of our $2.4 billion of variable-rate debt outstanding, $706.2 million is swapped to a fixed rate and $229.9 million is subject to interest rate collars. We may enter into interest rate cap contracts to mitigate our exposure to rising interest rates. We have a cap contract for our credit facility for the The Woodlands and Bridgeland, of which $250.0 million is outstanding and $75.0 million is capped. As properties are placed into service and become stabilized, we typically refinance the variable-rate debt with long-term fixed-rate debt.
As of March 31, 2020, annual interest costs would increase approximately $17.3 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 7 - Mortgages, Notes and Loans Payable, Net and Note 9 - Derivative Instruments and Hedging Activities in our Condensed Consolidated Financial Statements. See also the Liquidity and Capital Resources section of Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 - Mortgages, Notes and Loans Payable, Net for discussion of the impact of COVID-19 on our business, including our success in closing on and extending various debt facilities after the onset of the pandemic.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

As of January 1, 2020, we adopted Topic 326. In connection with the adoption, we implemented certain changes to our processes and controls related to accounting for the measurement of credit losses on financial instruments. These changes included the development of new practices based on the guidance outlined in Topic 326, new credit quality review requirements and new processes related to the additional disclosure requirements.

Due to the COVID-19 pandemic, beginning on March 13, 2020, we instituted a telecommuting arrangement for employees whose job duties are conducive to working from home. Our transition of a large portion of associates working remotely did not have a material effect on our internal controls over financial reporting.

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

COVID-19 has disrupted our business and has had a material adverse effect on our business, financial performance and condition, operating results and cash flows, and will continue to materially adversely impact and cause disruption to, our business, financial performance and condition, operating results and cash flows. Factors that would negatively impact our ability to successfully operate during and after COVID-19 or another pandemic include:

•
our ability to continue to sell land to residential homebuilders and developers in our MPCs at attractive prices, which would lead to lower land sales revenue in our MPC segment, if such homebuilders continue to see a decline in new home sales to their consumers or if there is reduced availability of loans to support such homebuilders;

•
our ability to continue to collect rents, on a timely basis or at all, without reductions or other concessions, in multi-family and office properties (revenues from which properties accounted for 13% of our revenues for the year ended December 31, 2019);

•
our ability to reopen our hotels in a timely manner, and our ability to attract customers to our hotels when we are able to reopen (revenues from our hotel properties accounted for 7% of our revenues for the year ended December 31, 2019);

•
our ability to collect rent from our retail tenants where most retail tenants have closed their businesses (including nearly all of our retail tenants in Summerlin, Ward Village and Riverwalk) (revenues from our retail properties accounted for 12% of our revenues for the year ended December 31, 2019);

•
reductions in demand for leased space and/or defaults under our leases, as a result of downturns in our tenants’ personal financial situations as well as commercial businesses, which include retail stores, restaurants and event attractions such as those in the Seaport District, in part due to containment measures, such as travel restrictions, mandatory government closures, quarantines, “shelter in place” orders and social distancing, as well as the overall impact on the economy and our tenants' industries (including the energy sector);

•
our ability to resume the season for the Las Vegas Aviators, our Triple-A professional baseball team, which is currently delayed for an indeterminate period of time and may be completely canceled for 2020 (revenues from the Las Vegas Aviators accounted for 2% of our revenues for the year ended December 31, 2019);

•	fluctuations in regional and local economies, the residential housing and condominium markets, local real estate conditions, and tenant rental rates;

•
our ability to continue to make condominium sales in Hawai’i and land sales in our MPCs, in light of the impact on the overall economy and consumers’ reluctance to make significant capital decisions in times of economic uncertainty, particularly if there is reduced availability of loans for such consumers;

•
our ability to reopen the Seaport District in a timely manner, which is now completely closed and our ability to hold our Seaport District summer concert series, the revenue and sponsorship of which historically has been a meaningful contribution to our annual revenue;

•	our and our tenants’ ability to continue or complete construction as planned for their operations, or delays in the supply of materials or labor necessary for construction;

•
the continued service and availability of personnel, including our executive officers and other leaders that are part of our management team and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted in significant numbers or in other significant ways by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work;

•	our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;

•	a complete or partial closure of, or other operational issues at, one or more of our MPCs or our corporate headquarters resulting from government action or otherwise;

•	delays in, or our ability to complete, our “Transformation Plan” on the expected terms or timing, or at all; and

•
difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities.

The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in the Annual Report should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

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

3.4
Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on February 29, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012)

4.1
Indenture, dated as of March 16, 2017 by and between The Howard Hughes Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed March 21, 2017)

4.2	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3, filed March 27, 2020)

4.3	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, filed March 27, 2020)

4.4	Form of Senior Note (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3, filed March 27, 2020)

4.5	Form of Subordinated Note (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3, filed March 27, 2020)

4.6*	Form of Deposit Agreement

4.7*	Form of Warrant Agreement

4.8*	Form of Purchase Contract Agreement

4.9*	Form of Unit Agreement

10.1**+	Form of Time-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan

10.2**+	Form of Performance-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan

10.3**+	Form of Time-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan

10.4**+	Form of Performance-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan

10.5**+	Saul Scherl Employment Letter, dated as of February 12, 2020

10.6**+	Time-based Restricted Stock Agreement, dated as of February 12, 2020, by and between The Howard Hughes Corporation and Saul Scherl

10.7**+	Performance-based Restricted Stock Agreement, dated as of February 12, 2020, by and between The Howard Hughes Corporation and Saul Scherl

10.8**+	Amendment No. 1 to Nonqualified Employee Stock Option Agreement, dated as of February 12, 2020, by and between The Howard Hughes Corporation and Saul Scherl

10.9
Share Purchase Agreement, dated March 27, 2020, by and among The Howard Hughes Corporation and Pershing Square Capital Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2020)

10.10**+	Employment Separation Agreement and Release, dated as of February 8, 2020, by and between The Howard Hughes Corporation and Simon Treacy

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* To be filed by amendment to the Form S-3 filed on March 27, 2020 or by a Current Report on Form 8-K.
**   Management contract, compensatory plan or arrangement
+   Filed herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ David R. O’Reilly
David R. O’Reilly
Chief Financial Officer
May 11, 2020