Form 10-Q
period 2020-06-30
Howard Hughes Corp
filed 2020-08-03
CIK 1498828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares of common stock, $0.01 par value, outstanding as of July 30, 2020 was 54,958,864.

THE HOWARD HUGHES CORPORATION

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

(In thousands, except par values and share amounts)	June 30, 2020	December 31, 2019
Assets:
Investment in real estate:
Master Planned Communities assets	$1,670,375	$1,655,674
Buildings and equipment	4,033,449	3,813,595
Less: accumulated depreciation	(571,752)	(507,933)
Land	361,081	353,022
Developments	1,498,478	1,445,997
Net property and equipment	6,991,631	6,760,355
Investment in real estate and other affiliates	119,706	121,757
Net investment in real estate	7,111,337	6,882,112
Net investment in lease receivable	2,754	79,166
Cash and cash equivalents	930,597	422,857
Restricted cash	257,687	197,278
Accounts receivable, net	17,711	12,279
Municipal Utility District receivables, net	320,439	280,742
Notes receivable, net	56,511	36,379
Deferred expenses, net	146,550	133,182
Operating lease right-of-use assets, net	57,882	69,398
Prepaid expenses and other assets, net	343,090	300,373
Total assets	$9,244,558	$8,413,766

Liabilities:
Mortgages, notes and loans payable, net	$4,401,063	$4,096,470
Operating lease obligations	69,607	70,413
Deferred tax liabilities	131,691	180,748
Accounts payable and accrued expenses	902,494	733,147
Total liabilities	5,504,855	5,080,778

Commitments and Contingencies (see Note 10)

Equity:
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 55,981,559 issued and 54,931,299 outstanding as of June 30, 2020, and 150,000,000 shares authorized, 43,635,893 shares issued and 42,585,633 outstanding as of December 31, 2019	561	437
Additional paid-in capital	3,941,516	3,343,983
Accumulated deficit	(205,621)	(46,385)
Accumulated other comprehensive loss	(61,111)	(29,372)
Treasury stock, at cost, 1,050,260 shares as of June 30, 2020 and December 31, 2019	(120,530)	(120,530)
Total stockholders' equity	3,554,815	3,148,133
Noncontrolling interests	184,888	184,855
Total equity	3,739,703	3,332,988
Total liabilities and equity	$9,244,558	$8,413,766
See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Revenues:
Condominium rights and unit sales	$—	$235,622	$43	$433,932
Master Planned Communities land sales	57,073	58,321	96,805	99,633
Minimum rents	61,469	54,718	132,456	108,804
Other land, rental and property revenues	11,447	59,774	46,344	101,253
Tenant recoveries	17,202	13,512	38,077	27,020
Builder price participation	8,947	9,369	16,706	14,564
Interest income from sales-type leases	35	—	917	—
Total revenues	156,173	431,316	331,348	785,206

Expenses:
Condominium rights and unit cost of sales	6,348	220,620	104,249	358,314
Master Planned Communities cost of sales	25,875	28,006	42,661	44,824
Operating costs	45,885	72,989	110,491	140,300
Rental property real estate taxes	15,199	9,674	28,777	19,505
Provision for (recovery of) doubtful accounts	1,866	(86)	3,567	(88)
Demolition costs	—	550	—	599
Development-related marketing costs	1,813	5,839	4,629	11,541
General and administrative	22,233	31,551	61,314	58,331
Depreciation and amortization	46,963	38,918	108,600	75,049
Total expenses	166,182	408,061	464,288	708,375

Other:
Provision for impairment	—	—	(48,738)	—
Gain (loss) on sale or disposal of real estate and other assets, net	8,000	(144)	46,124	(150)
Other income (loss), net	1,607	10,288	(2,077)	10,461
Total other	9,607	10,144	(4,691)	10,311

Operating (loss) income	(402)	33,399	(137,631)	87,142

Interest income	404	2,251	1,550	4,824
Interest expense	(32,397)	(24,203)	(66,845)	(47,529)
Equity in (losses) earnings from real estate and other affiliates	(8,552)	6,354	2,797	16,305
(Loss) income before taxes	(40,947)	17,801	(200,129)	60,742
(Benefit) provision for income taxes	(6,844)	4,473	(40,944)	15,489
Net (loss) income	(34,103)	13,328	(159,185)	45,253
Net loss (income) attributable to noncontrolling interests	19	149	(33)	45
Net (loss) income attributable to common stockholders	$(34,084)	$13,477	$(159,218)	$45,298

Basic (loss) income per share:	$(0.61)	$0.31	$(3.22)	$1.05
Diluted (loss) income per share:	$(0.61)	$0.31	$(3.22)	$1.05
See Notes to Condensed Consolidated Financial Statements.

 THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net (loss) income	$(34,103)	$13,328	$(159,185)	$45,253
Other comprehensive loss:
Interest rate swaps (a)	(234)	(13,108)	(30,481)	(19,052)
Capitalized swap interest expense (b)	—	(22)	—	(73)
Terminated swap amortization	(604)	(653)	(1,258)	(1,291)
Other comprehensive loss:	(838)	(13,783)	(31,739)	(20,416)
Comprehensive (loss) income	(34,941)	(455)	(190,924)	24,837
Comprehensive income (loss) attributable to noncontrolling interests	19	149	(33)	45
Comprehensive (loss) income attributable to common stockholders	$(34,922)	$(306)	$(190,957)	$24,882

(a)
Amounts are shown net of deferred tax benefit of $0.1 million and $3.8 million for the three months ended June 30, 2020 and 2019, respectively and $7.0 million and $6.0 million for the six months ended June 30, 2020 and 2019, respectively.

(b)	The deferred tax impact was zero for the three and six months ended June 30, 2020 and not meaningful for the three and six months ended June 30, 2019.

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests	Equity
Balance, March 31, 2019	43,659,708	$437	$3,325,499	$(88,520)	$(14,759)	(519,849)	$(62,190)	$3,160,467	$147,006	$3,307,473
Net income (loss)	—	—	—	13,477	—	—	—	13,477	(149)	13,328
Interest rate swaps, net of tax of $3,770	—	—	—	—	(13,108)	—	—	(13,108)	—	(13,108)
Terminated swap amortization	—	—	—	—	(653)	—	—	(653)	—	(653)
Capitalized swap interest, net of tax of $6	—	—	—	—	(22)	—	—	(22)	—	(22)
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	—	—	(2,715)	(2,715)
Contributions to real estate and other affiliates	—	—	—	—	—	—	—	—	43,901	43,901
Stock plan activity	1,986	—	3,563	—	—	—	—	3,563	—	3,563
Balance, June 30, 2019	43,661,694	$437	$3,329,062	$(75,043)	$(28,542)	(519,849)	$(62,190)	$3,163,724	$188,043	$3,351,767

Balance, March 31, 2020	55,989,263	$561	$3,939,470	$(171,537)	$(60,273)	(1,050,260)	$(120,530)	$3,587,691	$184,907	$3,772,598
Net loss	—	—	—	(34,084)	—	—	—	(34,084)	(19)	(34,103)
Interest rate swaps, net of tax of $72	—	—	—	—	(234)	—	—	(234)	—	(234)
Terminated swap amortization	—	—	—	—	(604)	—	—	(604)	—	(604)
Common stock offering costs	—	—	(85)	—	—	—	—	(85)	—	(85)
Stock plan activity	(7,704)	—	2,131	—	—	—	—	2,131	—	2,131
Balance, June 30, 2020	55,981,559	$561	3,941,516	$(205,621)	$(61,111)	(1,050,260)	$(120,530)	$3,554,815	$184,888	$3,739,703

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
(In thousands, except shares)	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2018	43,511,473	$436	$3,322,433	$(120,341)	$(8,126)	(519,849)	$(62,190)	$3,132,212	$105,914	$3,238,126
Net income (loss)	—	—	—	45,298	—	—	—	45,298	(45)	45,253
Interest rate swaps, net of tax of $5,957	—	—	—	—	(19,052)	—	—	(19,052)	—	(19,052)
Terminated swap amortization	—	—	—	—	(1,291)	—	—	(1,291)	—	(1,291)
Capitalized swap interest, net of tax of $20	—	—	—	—	(73)	—	—	(73)	—	(73)
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	—	—	(2,715)	(2,715)
Contributions to real estate and other affiliates	—	—	—	—	—	—	—	—	84,889	84,889
Stock plan activity	150,221	1	6,629	—	—	—	—	6,630	—	6,630
Balance, June 30, 2019	43,661,694	$437	$3,329,062	$(75,043)	$(28,542)	(519,849)	$(62,190)	$3,163,724	$188,043	$3,351,767

Balance, December 31, 2019	43,635,893	$437	$3,343,983	$(46,385)	$(29,372)	(1,050,260)	$(120,530)	$3,148,133	$184,855	$3,332,988
Net (loss) income	—	—	—	(159,218)	—	—	—	(159,218)	33	(159,185)
Interest rate swaps, net of tax of $6,960	—	—	—	—	(30,481)	—	—	(30,481)	—	(30,481)
Terminated swap amortization	—	—	—	—	(1,258)	—	—	(1,258)	—	(1,258)
Adoption of ASU 2016-13	—	—	—	(18)	—	—	—	(18)	—	(18)
Common stock issued	12,270,900	123	593,490	—	—	—	—	593,613	—	593,613
Stock plan activity	74,766	1	4,043	—	—	—	—	4,044	—	4,044
Balance, June 30, 2020	55,981,559	$561	$3,941,516	$(205,621)	$(61,111)	(1,050,260)	$(120,530)	$3,554,815	$184,888	$3,739,703

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(159,185)	$45,253
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation	99,682	68,916
Amortization	8,517	4,872
Amortization of deferred financing costs	8,312	4,669
Amortization of intangibles other than in-place leases	340	448
Straight-line rent amortization	(6,183)	(3,188)
Deferred income taxes	(41,701)	14,823
Restricted stock and stock option amortization	3,346	6,230
Net gain on sales and acquisitions of properties	(8,000)	—
Net gain on sale of lease receivable	(38,124)	—
Proceeds from the sale of lease receivable	64,155	—
Impairment charges	59,817	—
Equity in (losses) earnings from real estate and other affiliates, net of distributions	(2,057)	(9,429)
Provision for doubtful accounts	5,443	1,518
Master Planned Communities land acquisitions	—	(752)
Master Planned Communities development expenditures	(116,372)	(119,843)
Master Planned Communities cost of sales	41,883	44,740
Condominium development expenditures	(114,660)	(97,125)
Condominium rights and unit cost of sales	99,171	358,315
Net changes:
Accounts and notes receivable	(14,895)	(10,269)
Prepaid expenses and other assets	(38,214)	1,103
Condominium deposits received	94,644	(105,472)
Deferred expenses	(19,530)	(27,961)
Accounts payable and accrued expenses	(25,032)	(16,591)
Cash (used in) provided by operating activities	(98,643)	160,257

Cash Flows from Investing Activities:
Property and equipment expenditures	(598)	(2,612)
Operating property improvements	(17,297)	(36,765)
Property development and redevelopment	(250,370)	(311,455)
Reimbursements under Tax Increment Financings	2,671	1,880
Distributions from real estate and other affiliates	1,232	315
Investments in real estate and other affiliates, net	(3,127)	(5,509)
Cash used in investing activities	(267,489)	(354,146)

Cash Flows from Financing Activities:
Proceeds from mortgages, notes and loans payable	392,714	409,263
Proceeds from issuance of common stock	593,614	—
Principal payments on mortgages, notes and loans payable	(51,008)	(163,555)
Special Improvement District bond funds released from escrow	2,352	936
Deferred financing costs and bond issuance costs, net	(4,088)	(13,661)
Taxes paid on stock options exercised and restricted stock vested	(668)	(88)
Stock options exercised	1,365	490
Contributions from noncontrolling interest	—	84,889
Cash provided by financing activities	934,281	318,274

Net change in cash, cash equivalents and restricted cash	568,149	124,385
Cash, cash equivalents and restricted cash at beginning of period	620,135	724,215
Cash, cash equivalents and restricted cash at end of period	$1,188,284	$848,600

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
(In thousands)	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid	$97,015	$81,697
Interest capitalized	35,949	36,981
Income taxes refunded, net	(2,408)	(409)

Non-Cash Transactions:
Accrued property improvements, developments, and redevelopments	(35,250)	37,461
Special Improvement District bond transfers associated with land sales	779	84
Accrued interest on construction loan borrowing	9,586	1,973
Capitalized stock compensation	907	966
Initial recognition of ASC 842 Operating lease ROU asset	493	72,106
Initial recognition of ASC 842 Operating lease obligation	493	71,888

See Notes to Condensed Consolidated Financial Statements.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020 (the “Annual Report”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and equity for the interim periods have been included. The results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, and future fiscal years. Certain amounts in the 2019 results of operations have been reclassified to conform to the 2020 presentation. Specifically, the Company reclassified hospitality revenues, other land revenues, and other rental and property revenues to Other land, rental and property revenues; and master planned communities operations, other property operating costs, rental property maintenance costs, and hospitality operating costs to Operating costs for the three and six months ended June 30, 2020. In addition, labor costs previously presented in the MPC property operating costs were reclassified to corporate General and administrative expense for the three and six months ended June 30, 2019.

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

The outbreak of COVID-19 has materially negatively impacted, and is expected to continue to materially negatively impact, the Company’s business, financial performance and condition, operating results and cash flows. The significance, extent and duration of such impact remains largely uncertain and dependent on future developments that cannot be accurately predicted. The future developments include, but are not limited to: (1) the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States and other regions in which the Company operates; (2) the extent and effectiveness of the containment measures taken and development of a vaccine; and (3) the response of the overall economy, the financial markets and the population, particularly in areas in which the Company operates, once the current containment measures are lifted. Material impacts to the Company are noted below.

Accounts Receivable, net

Due to the impacts of COVID-19 on the collectability of the Company’s accounts receivable, the Company completed an analysis of its collections and determined an additional reserve was required related to its Retail accounts receivable. Upon assessment of its uncollectible Accounts receivable, net balances, the Company determined that a reserve for estimated losses under ASC 450 - Contingencies is required, in addition to the specific reserve required under ASC 842, as the amount is probable and can be reasonably estimated. As a result, during the three and six months ended June 30, 2020, the Company recorded a specific reserve as contra revenue under ASC 842 of $5.7 million and $7.2 million, respectively. In addition, during the three and six months ended June 30, 2020, the Company recorded an ASC 450 reserve of $3.0 million and $4.5 million, respectively, in the Provision for (recovery of) doubtful accounts on the Condensed Consolidated Statements of Operations.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Impairment of long-lived assets

During the first quarter 2020, in conjunction with the Company’s quarterly impairment assessment, the Company recorded a $48.7 million impairment charge for Outlet Collection at Riverwalk, due to decreases in estimated future cash flows resulting from the impact of a shorter than anticipated holding term due to management’s plans to divest the non-core operating asset and decreased demand and reduced interest in brick and mortar retail due to the impact of COVID-19, as well as an increase in the capitalization rate used to evaluate future cash flows due to the impact of COVID-19. See Note 5 - Impairment for additional information.

Business closures

In the first quarter of 2020, the Company experienced indefinite closures of its Seaport District retail and food and beverage assets as well as the three hotels in The Woodlands, and the Company temporarily laid off the majority of its staff in each impacted location. The Company reopened The Woodlands Resort & Conference Center in May 2020, which was operating at 54% capacity at the end of the second quarter, and Embassy Suites at Hughes Landing in June 2020, which was operating at 100% capacity at the end of the second quarter. The Westin at The Woodlands reopened its primary restaurant, Sorriso, in April 2020, subject to local guidance, and reopened for guest stays on July 1, 2020, operating at 100% capacity. As each property has reopened, the Company has rehired staff necessary to operate at respective capacity and occupancy levels. The Seaport District retail and food and beverage assets remained closed as of June 30, 2020. In the Seaport District, we anticipate a gradual reopening of a few, select businesses, including The Rooftop at Pier 17, beginning in August. The Company has retained key personnel at these locations to facilitate the efficient start-up of operations once restrictions are lifted.

Liquidity

In direct response to the COVID-19 pandemic and the impacts on the Company’s four business segments, as well as the economy and capital markets in general, the Company initiated measures to increase its liquidity. During the six months ended June 30, 2020, the Company completed a common stock offering and entered into new financings and extensions of existing loans. See Note 15 - Earnings Per Share and Note 7 - Mortgages, Notes and Loans Payable, Net.

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

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

Corporate Restructuring
During the quarter ended December 31, 2019, the Company initiated a plan to strategically realign and streamline certain aspects of its business, including selling approximately $2.0 billion of non-core assets, reducing overhead and relocating its corporate headquarters. The Company will consolidate its Dallas corporate headquarters with its largest regional office in The Woodlands. Charges of $34.3 million associated with retention and severance expenses were recorded in 2019, and $1.6 million was recorded in the six months ended June 30, 2020. The Company expects to incur an additional $1.3 million to $2.3 million related to relocation, retention and severance expenses in the remainder of 2020. The restructuring costs are included in Corporate income, expenses and other items in Note 18 - Segments. The Company expects to conclude its restructuring activity, excluding the disposition of non-core assets, in 2020.

The following table summarizes the changes to the restructuring liability included in Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets:

(In thousands)	Restructuring costs
Balance at December 31, 2019	$9,685
Charges (a)	1,637
Charges paid/settled	(6,012)
Balance at June 30, 2020	$5,310

(a)	Charges relate to relocation, retention and severance expenses and are included in General and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

NOTE 2 ACCOUNTING POLICIES AND PRONOUNCEMENTS

The following is a summary of recently issued and other notable accounting pronouncements which relate to the Company’s business.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform when certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transaction that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has applied certain optional expedients, that are retained through the end of the hedging relationship. The amendments in this Update are effective as of March 12, 2020, through December 31, 2022. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedge transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions from ASC 740. Additionally, the amendments in this Update also simplify the accounting for income taxes by requiring that an entity recognize a franchise tax

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(or similar tax) that is partially based on income as an income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination, and other targeted changes. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company is currently evaluating the impact that the adoption of ASU 2019-12 may have on its Condensed Consolidated Financial Statements.

In November 2019, the FASB issued ASU 2019-08, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). The amendments in this Update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of the share-based payment award. The classification and subsequent measurement of the award are subject to the guidance in Topic 718 unless the share-based payment award is subsequently modified, and the grantee is no longer a customer. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2019-08 as of January 1, 2020, and it did not have a material effect on its Condensed Consolidated Financial Statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update provide clarification on certain aspects of the amendments in ASU 2016-13, Financial Instruments—Credit Losses, ASU 2017-12, Derivatives and Hedging, and ASU 2016-01, Financial Instruments—Overall. The effective date of the standard is for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2019-04 as of January 1, 2020. See further discussion regarding adoption of ASU 2016-13 for the impact of amendments to Financial Instruments-Credit Losses. The amendments to Derivatives and Hedging, and Financial Instruments-Overall did not have a material effect on the Company’s Condensed Consolidated Financial Statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This standard is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The effective date of the standard is for fiscal years, and interim periods within those years, beginning after December 15, 2019. The new standard must be adopted retrospectively with early adoption permitted. The Company adopted ASU 2018-17 as of January 1, 2020, and it did not have a material effect on its Condensed Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard is intended to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal use software license). The standard requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This standard also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The new standard may be adopted prospectively or retrospectively with early adoption permitted. The Company adopted ASU 2018-15 prospectively as of January 1, 2020. There was no material impact to the Company’s Condensed Consolidated Financial Statements upon adoption.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement that eliminates, adds and modifies certain disclosure requirements for fair value measurements. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level-3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. Early adoption is permitted. The Company adopted ASU 2018-13 as of January 1, 2020. The amended disclosure requirements did not have a material impact to the Company’s Condensed Consolidated Financial Statements upon adoption.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350). This standard is intended to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. In computing the implied fair value of goodwill under step two, an entity determined the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognizing the impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The new standard must be adopted prospectively with early adoption permitted. The Company adopted ASU 2017-04 as of January 1, 2020, and will eliminate step two from its goodwill impairment tests. There was no material impact to the Condensed Consolidated Financial Statements upon adoption.
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
The following table summarizes the amortized cost basis of financing receivables by receivable type as of June 30, 2020:

($ in thousands)	MUD receivables	SID receivables	TIF receivables	Net investments in lease receivable	Notes receivable	Total
Ending balance as of June 30, 2020	$303,771	$40,963	$4,032	$2,772	$56,706	$408,244

Accrued interest of $16.7 million and $17.3 million are included within municipal utility district receivables on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2020 and 2019, respectively.
The following table presents the activity in the allowance for credit losses for financing receivables by receivable type for the six months ended June 30, 2020:

($ in thousands)	MUD receivables	SID receivables	TIF receivables	Net investments in lease receivable	Notes receivable	Trade accounts receivable (a)
Beginning balance as of January 1, 2020	$—	$—	$—	$17	$209	$—
Current-period provision for expected credit losses	—	—	—	—	(13)	109
Write-offs	—	—	—	—	(1)	(42)
Recoveries	—	—	—	—	—	—
Ending balance as of June 30, 2020	$—	$—	$—	$17	$195	$67

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 3 REAL ESTATE AND OTHER AFFILIATES

Equity investments in real estate and other affiliates are reported as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends		Share of Earnings/Dividends
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019	2020	2019	2020	2019
Equity Method Investments
Operating Assets:
The Metropolitan Downtown Columbia (a)	50%	50%	$—	$—	$195	$123	$422	$306
Stewart Title of Montgomery County, TX	50%	50%	3,878	4,175	160	170	503	272
Woodlands Sarofim #1	20%	20%	3,059	2,985	29	31	64	51
m.flats/TEN.M	50%	50%	1,887	2,431	91	(279)	156	(1,500)
Master Planned Communities:
The Summit (b)	—%	—%	88,076	84,455	(2,968)	6,499	5,966	14,336
Seaport District:
Mr. C Seaport (c)	35%	35%	750	7,650	(6,249)	(451)	(6,900)	(1,083)
Bar Wayō (Momofuku) (b)	—%	—%	7,245	7,469	(384)	—	(1,776)	—
Strategic Developments:
Circle T Ranch and Power Center	50%	50%	10,469	8,207	589	256	675	291
HHMK Development	50%	50%	10	10	—	—	—	—
KR Holdings	50%	50%	379	422	(15)	5	(37)	7
			115,753	117,804	(8,552)	6,354	(927)	12,680
Other equity investments (d)			3,953	3,953	—	—	3,724	3,625
Investments in real estate and other affiliates			$119,706	$121,757	$(8,552)	$6,354	$2,797	$16,305

(a)
The Metropolitan Downtown Columbia was in a deficit position of $4.7 million and $4.7 million at June 30, 2020, and December 31, 2019, respectively, due to distributions from operating cash flows in excess of basis. These deficit balances are presented in Accounts payable and accrued expenses at June 30, 2020, and December 31, 2019.

(b)	Please refer to the discussion below for ownership structure descriptions.

(c)	During the three months ended June 30, 2020, the Company recognized a $6.0 million impairment of its equity investment in Mr. C Seaport. Refer to Note 5 - Impairment for additional information.

(d)
Other equity investments represent equity investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year 2020 or cumulatively.

As of June 30, 2020, the Company is not the primary beneficiary of any of the investments listed above because it does not have the power to direct the activities that most significantly impact the economic performance of the ventures; therefore, the Company reports its interests in accordance with the equity method. As of June 30, 2020, and December 31, 2019, the Mr. C Seaport variable interest entity (“VIE”) does not have sufficient equity at risk to finance its operations without additional financial support. As of June 30, 2020, and December 31, 2019, Bar Wayō is also classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The carrying values of Mr. C Seaport and Bar Wayō as of June 30, 2020, are $0.8 million and $7.2 million, respectively, and are classified as Investments in real estate and other affiliates in the Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investments as the Company has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of these VIEs. As of June 30, 2020, approximately $208.6 million of indebtedness was secured by the properties owned by the Company’s real estate and other affiliates, of which the Company’s share was $99.9 million based upon economic ownership. All of this indebtedness is without recourse to the Company.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

As of June 30, 2020, the Company is the primary beneficiary of one VIE, 110 North Wacker, which is consolidated in its financial statements. The Company began consolidating 110 North Wacker and its underlying entities in the second quarter of 2018 as further discussed below. 110 North Wacker’s creditors do not have recourse to the Company, except for 18%, or $48.8 million, of its outstanding loan balance. As of June 30, 2020, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE were $493.4 million and $295.6 million, respectively. As of December 31, 2019, the carrying values of the assets and liabilities associated with the operations of the consolidated VIE was $393.3 million and $186.5 million, respectively. The assets of the VIE are restricted for use only by the particular VIE and are not available for the Company’s general operations.

Significant activity for real estate and other affiliates and the related accounting considerations are described below.

110 North Wacker

During the second quarter of 2018, the Company’s partnership with the local developer (the “Partnership”) executed an agreement with USAA related to 110 North Wacker (collectively, the local developer and USAA are the “Partners”). At execution, the Company contributed land with a carrying value of $33.6 million and an agreed upon fair value of $85.0 million, and USAA contributed $64.0 million in cash. The Company had subsequent capital obligations of $42.7 million, and USAA was required to fund up to $105.6 million in addition to its initial contribution. The Company and its Partners have also entered into a construction loan agreement further described in Note 7 - Mortgages, Notes and Loans Payable, Net. On May 23, 2019, the Company and its Partners increased the construction loan. Concurrently with the increase in the construction loan, the Company and its Partners agreed to eliminate the Company’s subsequent capital obligations. USAA agreed to fund an additional $8.8 million, for a total commitment of $178.4 million. No changes were made to the rights of either the Company or the Partners under the agreement. The Company has concluded that it is the primary beneficiary of the VIE because it has the power to direct activities that most significantly impact the venture’s economic performance during the development phase of the project. Upon the building’s completion, the Company expects to recognize the investment under the equity method.

Given the nature of the venture’s capital structure and the provisions for the liquidation of assets, the Company’s share of the venture’s income-producing activities will be recognized based on the Hypothetical Liquidation at Book Value (“HLBV”) method, which represents an economic interest of approximately 23% for the Company. Under this method, the Company will recognize income or loss in Equity in earnings from real estate and other affiliates based on the change in its underlying share of the venture’s net assets on a hypothetical liquidation basis as of the reporting date. After USAA receives a 9.0% preferred return on its capital contribution, the Partnership is entitled to cash distributions from the venture until it receives a 9.0% return. Subsequently, USAA is entitled to cash distributions equal to 11.11% of the amount distributed to the Partnership that resulted in a 9.0% return. Thereafter, the Partnership and USAA are entitled to distributions pari passu to their profit ownership interests of 90% and 10%, respectively.

The Summit

During the first quarter of 2015, the Company formed DLV/HHPI Summerlin, LLC (“The Summit”) with Discovery Land Company (“Discovery”). The Company contributed land with a carrying value of $13.4 million and transferred SID bonds related to such land with a carrying value of $1.3 million to The Summit at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million of cash as their capital contribution, and the Company has no further capital obligations. The gains on the contributed land are recognized in Equity in earnings from real estate and other affiliates as The Summit sells lots.

After the Company receives its capital contribution of $125.4 million and a 5.0% preferred return on such capital contribution, Discovery is entitled to cash distributions until it has received two times its equity contribution. Any further cash distributions are shared equally. Given the nature of The Summit’s capital structure and the provisions for the liquidation of assets, the Company’s share of The Summit’s income-producing activities is recognized based on the HLBV method.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Relevant financial statement information for The Summit is summarized as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Total Assets	$243,112	$221,277
Total Liabilities	152,904	136,314
Total Equity	90,208	84,963

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Revenues (a)	$18,836	$27,704	$58,672	$58,187
Net income	(2,968)	6,500	7,591	14,336
Gross Margin	(1,448)	8,415	10,256	16,747

(a)
The Summit adopted ASU 2014-09, Revenues from Contracts with Customers (Topic 606) effective in the fourth quarter of 2019 using the modified retrospective transition method. Therefore, for 2020, revenues allocated to each of The Summit’s performance obligations is recognized over time based on an input measure of progress. The three and six months ended June 30, 2019 amounts have not been adjusted and are recognized on a percentage of completion basis. The Summit’s adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

Bar Wayō

During the first quarter of 2016, the Company formed Pier 17 Restaurant C101, LLC (“Bar Wayō”) with MomoPier, LLC (“Momofuku”), an affiliate of the Momofuku restaurant group, to construct and operate a restaurant and bar at Pier 17 in the Seaport District. Under the terms of the agreement, the Company will fund 89.75% of the costs to construct the restaurant, and Momofuku will contribute the remaining 10.25%.

After each member receives a 10.0% preferred return on its capital contributions, available cash will be allocated 75.0% to the Company and 25.0% to Momofuku, until each member’s unreturned capital account has been reduced to zero. Any remaining cash will be distributed to the members in proportion to their respective percentage interests, or 50% each to the Company and Momofuku. Given the nature of Bar Wayo’s capital structure and the provisions for the liquidation of assets, the Company’s share of Bar Wayo’s income-producing activities is recognized based on the HLBV method.

NOTE 4 RECENT TRANSACTIONS

On July 16, 2020, the Company completed the sale of its 35% equity investment in Mr. C Seaport, a 66-room boutique hotel located at 33 Peck Slip, New York, in close proximity to the Seaport District, for $0.8 million. Refer to Note 3 - Real Estate and Other Affiliates and Note 5 - Impairment for additional information.

On June 29, 2020, the Company entered into an agreement terminating a participation right contained in the contract for the sale of West Windsor in October 2019. As consideration, the Company received an $8.0 million termination payment in July, which is included in Gain (loss) on sale or disposal of real estate and other assets, net on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020, and in Accounts receivable on the Condensed Consolidated Balance Sheets as of June 30, 2020.
On March 13, 2020, the Company closed on the sale of its property at 100 Fellowship Drive, a 13.5-acre land parcel and203,257-square-foot build-to-suit medical building with approximately 550 surface parking spaces in The Woodlands, Texas for a total sales price of $115.0 million. The Company had previously entered into a lease agreement related to this property in November of 2019, and at lease commencement, the Company derecognized $63.7 million from Developments and recorded an initial net investment in lease receivable of $75.9 million on the Condensed Consolidated Balance Sheets, recognizing $13.5 million of Selling profit from the sales-type lease on the Condensed Consolidated Statements of Operations.

The sale of 100 Fellowship Drive resulted in a gain of $38.3 million, which is included in Gain (loss) on sale or disposal of real estate and other assets, net on the Condensed Consolidated Statements of Operations. The carrying value of the net investment in lease receivable was approximately $76.1 million at the time of sale. Gain on sale is calculated as the difference between the purchase price of $115.0 million, and the asset’s carrying value, less related transaction costs of approximately $0.2 million. Contemporaneous with the sale, the Company credited to the buyer approximately $0.6 million for operating account funds and the buyer’s assumption of the related liabilities. After the sale, the Company had no continuing involvement in this lease. After repayment of debt associated with the property, the sale generated approximately $64.2 million in net proceeds, which are presented as cash inflows from operating activities in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020.

NOTE 5 IMPAIRMENT

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. During the first quarter of 2020, the Company recorded a $48.7 million impairment charge for Outlet Collection at Riverwalk, a 268,556-square-foot urban upscale outlet center located along the Mississippi River in downtown New Orleans, LA. The Company recognized the impairment due to decreases in estimated future cash flows as a result of the impact of a shorter than anticipated holding term due to management’s plans to divest the non-core operating asset, decreased demand and reduced interest in brick and mortar retail due to the impact of COVID-19, as well as an increase in the capitalization rate used to evaluate future cash flows due to the impact of COVID-19. The $46.8 million net carrying value of Outlet Collection at Riverwalk, after the impairment, represents the estimated fair market value at March 31, 2020, at the time of the impairment assessment.The Company used a discounted cash flow analysis using a capitalization rate of 10% to determine fair value.There can be no assurance that the Company will ultimately recover this amount through a sale.

With respect to the Investments in real estate and other affiliates, a series of operating losses of an underlying asset or other factors may indicate that a decrease in value has occurred which is other‑than‑temporary. The investment in each real estate and other affiliate is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other‑than‑temporary. During the three months ended June 30, 2020, the Company recorded a $6.0 million impairment of its equity investment in Mr. C Seaport, a 66-room boutique hotel located at 33 Peck Slip in close proximity to the Seaport District. The Company recognized the impairment due to a change in the anticipated holding period as the Company entered into a plan to sell its 35% equity investment in Mr. C Seaport to its venture partners for $0.8 million. Subsequent to quarter end, the Company completed the sale of its interest in Mr. C Seaport. See Note 4 - Recent Transactions for additional details regarding the sale. The impairment loss is presented in Equity in (losses) earnings from real estate and other affiliates. Refer to Note 3 - Real Estate and Other Affiliates for additional information. No impairment charges were recorded for the Investments in real estate and other affiliates during the year ended December 31, 2019.

The Company periodically evaluates its strategic alternatives with respect to each of its properties and may revise its strategy from time to time, including its intent to hold an asset on a long-term basis or the timing of potential asset dispositions. These changes in strategy could result in impairment charges in future periods.

In addition to the impairments discussed above, during the second quarter, the Company reduced the estimated net sales price of certain condominium units, including the remaining penthouse inventory, to better align the expected price with recent final sales prices, resulting in a loss of $5.1 million included in Condominium rights and unit cost of sales for the three months ended June 30, 2020.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The following table summarizes the pre-tax impacts of the items mentioned above to the Condensed Consolidated Statements of Operations:

Asset	Statements of Operations Line Item	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
(In thousands)
Operating Assets:
Outlet Collection at Riverwalk	Provision for impairment	$—	$—	$48,738	$—
Equity Investments:
Mr. C Seaport	Equity in (losses) earnings from real estate and other affiliates	$6,000	$—	$6,000	$—
Other Assets:
Condominium Inventory	Condominium rights and unit cost of sales	$5,078	$—	$5,078	$—

NOTE 6 OTHER ASSETS AND LIABILITIES

Prepaid Expenses and Other Assets

The following table summarizes the significant components of Prepaid expenses and other assets:

	June 30,	December 31,
(In thousands)	2020	2019
Straight-line rent	$61,060	$56,223
Condominium inventory	58,151	56,421
Security, escrow, and other deposits	55,836	17,464
In-place leases	51,723	54,471
Special Improvement District receivable	40,963	42,996
Intangibles	32,935	33,275
Prepaid expenses	16,683	13,263
Tenant incentives and other receivables	10,145	7,556
Other	9,313	9,252
TIF receivable	4,032	3,931
Food and beverage and lifestyle inventory	1,166	4,310
Federal income tax receivable	655	655
Above-market tenant leases	428	556
Prepaid expenses and other assets, net	$343,090	$300,373

The $42.7 million net increase primarily relates to a $38.4 million increase in Security, escrow, and other deposits, primarily attributable to rate-lock and security deposits for The Woodlands Towers at the Waterway, a $4.8 million increase in Straight-line rent mainly due to the acquisition of The Woodlands Towers at the Waterway and Operating Assets placed in service during the year, as well as a $3.4 million increase in Prepaid expenses. These increases are partially offset by a $3.1 million decrease in Food and beverage and lifestyle inventory predominantly due to the write-off of inventory at 10 Corso Como Retail and Café in the first quarter of 2020 and a $2.7 million decrease in In-place leases, partially as a result of amortization of the leases at The Woodlands Towers at the Waterway.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Accounts Payable and Accrued Expenses

The following table summarizes the significant components of Accounts payable and accrued expenses:

	June 30,	December 31,
(In thousands)	2020	2019
Construction payables	$327,006	$261,523
Condominium deposit liabilities	289,438	194,794
Interest rate swap liabilities	77,737	40,135
Deferred income	66,142	63,483
Accrued real estate taxes	28,647	27,559
Accounts payable and accrued expenses	26,655	37,480
Accrued payroll and other employee liabilities	26,172	44,082
Tenant and other deposits	24,555	24,080
Accrued interest	23,120	23,838
Other	13,022	16,173
Accounts payable and accrued expenses	$902,494	$733,147

The $169.3 million net increase primarily relates to a $94.6 million increase in Condominium deposit liabilities primarily attributable to sales at Victoria Place, Kō'ula, and ‘A‘ali‘i; a $65.5 million increase in Construction payables primarily attributable to a $97.9 million charge for repairs and remediation on certain alleged construction defects at the Waiea condominium tower (see Note 10 - Commitments and Contingencies for details), partially offset by reduced construction spend at several projects approaching completion; and a $37.6 million increase in Interest rate swap liabilities due to a decrease of the one-month London Interbank Offered Rate (“LIBOR”) forward curve for the periods presented. These increases are partially offset by a $17.9 million decrease in Accrued payroll and other employee liabilities primarily due to the 2019 annual incentive bonus payment in the first quarter of 2020; and a $10.8 million decrease in Accounts payable and accrued expenses.

NOTE 7 MORTGAGES, NOTES AND LOANS PAYABLE, NET

Mortgages, notes and loans payable, net are summarized as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Fixed-rate debt:
Unsecured 5.375% Senior Notes	$1,000,000	$1,000,000
Secured mortgages, notes and loans payable	879,773	884,935
Special Improvement District bonds	22,402	23,725
Variable-rate debt:
Mortgages, notes and loans payable (a)	2,536,978	2,229,958
Unamortized bond issuance costs	(4,808)	(5,249)
Unamortized deferred financing costs (b)	(33,282)	(36,899)
Total mortgages, notes and loans payable, net	$4,401,063	$4,096,470

(a)
As more fully described in Note 9 - Derivative Instruments and Hedging Activities, $705.0 million and $630.1 million of variable‑rate debt has been swapped to a fixed rate for the term of the related debt as of June 30, 2020, and December 31, 2019, respectively. An additional $270.9 million and $184.3 million of variable-rate debt was subject to interest rate collars as of June 30, 2020, and December 31, 2019, respectively, and $75.0 million of variable-rate debt was capped at a maximum interest rate as of both June 30, 2020, and December 31, 2019.

(b)
Deferred financing costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Certain of the Company’s loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance or percentage of the loan balance. As of June 30, 2020, land, buildings and equipment and developments with a net book value of $6.7 billion have been pledged as collateral for HHC’s Mortgages, notes and loans payable, net.

During the second quarter of 2020, the COVID-19 pandemic necessitated temporary closure of some of the Company’s Operating Assets, primarily retail and hospitality properties. As a result of the decline in interim operating results for certain of these properties, as of June 30, 2020, the Company did not meet the debt service coverage ratio required to maintain our outstanding Senior Secured Credit Facility Revolver Loan balance of $61.3 million and a semi-annual operating covenant within our $62.5 million loan for The Woodlands Resort and Conference Center. The Revolver Loan requires a full repayment cure of the outstanding revolver balance for the debt service coverage ratio test. We expect to repay the outstanding balance under the Revolver Loan of $61.3 million during the third quarter of 2020. We remain in full compliance of the $615.0 million Term Loan portion of the Senior Secured Credit Facility. The loan for The Woodlands Resort and Conference Center provides a partial repayment cure for the debt service coverage ratio test. Management plans to negotiate a modification of the existing terms of the Woodlands Resort and Conference Center loan with the lender in the third quarter of 2020 and receive a waiver of the $24.1 million repayment to cure. As of June 30, 2020, the Company did not meet the debt service coverage ratios for two loan agreements related to the Self-Storage Operating Assets. Both loans, which total $10.9 million, provide a partial repayment cure for the debt service coverage ratio test totaling $2.0 million. Management plans to negotiate a modification of the existing terms of the Self-Storage loans or partially repay the loans in the third quarter of 2020.

As of June 30, 2020, apart from the items above, the Company was in compliance with all remaining financial covenants included in the agreements governing its indebtedness.
The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. In the six months ended June 30, 2020, no new SID bonds were issued and an insignificant amount of obligations were assumed by buyers.

Financing Activity During the Six Months Ended June 30, 2020

On June 22, 2020 the Company modified the existing Downtown Summerlin loan, extending the financing by three years to June 22, 2023 at a rate of LIBOR plus 2.15% in exchange for a pay-down of $33.8 million to a total commitment of $221.5 million.

On May 20, 2020, the Company extended the remaining $280.3 million of the bridge loan for The Woodlands Towers at the Waterway and The Woodlands Warehouse for six months at LIBOR plus 2.35%, with an option for an additional six-month extension at LIBOR plus 2.90%, extending the final maturity to June 30, 2021.

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

On March 23, 2020, the Company drew $67.5 million on its Revolver Loan under the Senior Secured Credit Facility. As of June 30, 2020, the outstanding balance was $61.3 million. The Company expects to repay the outstanding balance during the third quarter of 2020.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

On March 13, 2020, the Company paid off the $50.0 million outstanding loan balance relating to 100 Fellowship Drive in conjunction with the sale of the property. The payment was made using the proceeds from the sale of the property.

On March 5, 2020, the Company modified and extended the $61.2 million loan for Three Hughes Landing. The new $61.0 million loan bears interest at one-month LIBOR plus 2.60%, with a maturity of September 5, 2020, at which point the Company has the option to extend the Three Hughes Landing loan for an additional 12 months.
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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s liabilities that are measured at fair value on a recurring basis:

	June 30, 2020				December 31, 2019
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative liabilities	$77,737	$—	$77,737	$—	$40,135	$—	$40,135	$—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		June 30, 2020		December 31, 2019
(In thousands)	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$1,188,284	$1,188,284	$620,135	$620,135
Accounts receivable, net (a)	Level 3	17,711	17,711	12,279	12,279
Notes receivable, net (b)	Level 3	56,511	56,511	36,379	36,379

Liabilities:
Fixed-rate debt (c)	Level 2	1,902,175	1,829,057	1,908,660	1,949,773
Variable-rate debt (c)	Level 2	2,536,978	2,536,978	2,229,958	2,229,958

(a)	Accounts receivable, net is shown net of an allowance of $15.7 million and $15.6 million at June 30, 2020, and December 31, 2019, respectively.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(b)	Notes receivable, net is shown net of an allowance of $0.2 million at June 30, 2020, and December 31, 2019.

(c)	Excludes related unamortized financing costs.

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

The below table includes a non-financial asset that was measured at fair value on a non-recurring basis resulting in the property being impaired during the six months ended June 30, 2020:

		Fair Value Measurements Using
(In thousands)	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Operating Assets:
Outlet Collection at Riverwalk (a)	$46,794	$—	$—	$46,794

(a)
The fair value was measured as of the impairment date based on a discounted cash flow analysis using a capitalization rate of 10.0% and is shown net of transaction costs. Refer to Note 5 - Impairment for additional information.

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

Assessments of hedge effectiveness are performed quarterly using regression analysis. The change in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item being hedged. Derivatives accounted for as cash flow hedges are classified in the same category in the Condensed Consolidated Statements of Cash Flows as the items being hedged. Gains and losses from derivative financial instruments are reported in Cash (used in) provided by operating activities within the Condensed Consolidated Statements of Cash Flows.

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties that are considered

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

credit-worthy, such as large financial institutions with favorable credit ratings. There were no events of default as of June 30, 2020, and December 31, 2019.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur in accordance with the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. As of June 30, 2020, there were no termination events, and as of December 31, 2019, there was one termination event, as discussed below. During the three and six months ended June 30, 2020, the Company recorded a $0.8 million and $1.7 million reduction in Interest expense, respectively, related to the amortization of terminated swaps.

The Company did not settle any derivatives during the six months ended June 30, 2020. During the year ended December 31, 2019, the Company settled one interest rate cap agreement with a notional amount of $230.0 million and received payment of $0.2 million. The Company has deferred the effective portion of the fair value changes of two previously settled interest rate swap agreements in Accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets and will recognize the impact as a component of Interest expense over the next 7.5 and 1.2 years, which are what remain of the original forecasted periods.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, HHC estimates that an additional $15.5 million of net loss will be reclassified to Interest expense.

The following table summarizes certain terms of the Company’s derivative contracts:

				Fixed			Fair Value Asset (Liability)
			Notional	Interest	Effective	Maturity	June 30,	December 31,
(In thousands)		Balance Sheet Location	Amount	Rate (a)	Date	Date	2020	2019
Derivative instruments not designated as hedging instruments:
Interest rate cap	(b)	Prepaid expenses and other assets, net	$230,000	2.50%	12/22/2016	12/23/2019	$—	$—
Interest rate cap	(c)	Prepaid expenses and other assets, net	75,000	5.00%	8/31/2019	8/31/2020	—	—
Derivative instruments designated as hedging instruments:
Interest rate collar	(d) (e)	Accounts payable and accrued expenses	193,967	2.00% - 3.00%	5/1/2019	5/1/2020	—	(182)
Interest rate collar	(d)	Accounts payable and accrued expenses	354,217	2.25% - 3.25%	5/1/2020	5/1/2021	(5,370)	(2,074)
Interest rate collar	(d)	Accounts payable and accrued expenses	381,404	2.75% - 3.50%	5/1/2021	4/30/2022	(9,782)	(4,578)
Interest rate swap	(f)	Accounts payable and accrued expenses	615,000	2.96%	9/21/2018	9/18/2023	(55,977)	(31,187)
Interest rate swap	(g)	Accounts payable and accrued expenses	1,810	4.89%	11/1/2019	1/1/2032	(6,608)	(2,114)
Total fair value derivative liabilities							$(77,737)	$(40,135)

(a)	These rates represent the strike rate on HHC’s interest swaps, caps and collars.

(b)
The Company settled this Interest rate cap on February 1, 2019. Interest income of $0.2 million is included in the Condensed Consolidated Statements of Operations for the year ended December 31, 2019, related to this contract.

(c)
On August 30, 2019, the Company executed an agreement to extend the maturing position of this cap. Interest income included in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2020, and the year ended December 31, 2019, related to this contract was not meaningful.

(d)	On May 17, 2018, and May 18, 2018, the Company entered into these interest rate collars which are designated as cash flow hedges.

(e)	On May 1, 2020, the $194.0 million interest rate collar matured as scheduled.

(f)	Concurrent with the funding of the $615.0 million term loan on September 21, 2018, the Company entered into this interest rate swap which is designated as a cash flow hedge.

(g)	Concurrent with the closing of the $35.5 million construction loan for 8770 New Trails on June 27, 2019, the Company entered into this interest rate swap which is designated as a cash flow hedge.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020, and 2019 (in thousands):

	Amount of Loss Recognized		Amount of Loss Recognized
	in AOCI on Derivative		in AOCI on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2020	2019
Interest rate derivatives	$(3,461)	$(13,016)	$(34,801)	$(18,832)

	Amount of (Loss) Gain Reclassified		Amount of (Loss) Gain Reclassified
	from AOCI into Operations		from AOCI into Operations
	Three Months Ended June 30,		Six Months Ended June 30,
Location of (Loss) Gain Reclassified from AOCI into Operations	2020	2019	2020	2019
Interest expense	$(3,227)	$92	$(4,320)	$220

	Total Interest Expense Presented		Total Interest Expense Presented
	in the Results of Operations in which the		in the Results of Operations in which the
	Effects of Cash Flow Hedges are Recorded		Effects of Cash Flow Hedges are Recorded
	Three Months Ended June 30,		Six Months Ended June 30,
Interest Expense Presented in Results of Operations	2020	2019	2020	2019
Interest expense	$32,397	$24,203	$66,845	$47,529

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

As of June 30, 2020, and December 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $81.0 million and $41.6 million, respectively. As of June 30, 2020, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at their termination value of $81.0 million.

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

The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the tower. Pursuant to the settlement agreement, the Company will pay for the repair of the defects. The Company believes that the general contractor is ultimately responsible for the defects and expects to recover all the repair costs from the general contractor, other responsible parties and insurance proceeds. During the first quarter of 2020, the Company recorded a $97.9 million charge for the estimated repair costs related to this matter, which was included in Condominium rights and unit cost of sales in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2020, the Company has recorded a total of $115.4 million in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

The Company purchased its 250 Water Street property in the Seaport District in June 2018. The site is currently used as a parking lot while the Company evaluates redevelopment plans. Prior to the purchase, a Phase I Environmental Site Assessment (“ESA”) was prepared for the property, and the ESA identified, among other findings, the existence of mercury levels above regulatory criteria. The Company entered the site into the New York State Brownfield Cleanup Program to facilitate site investigation and subsequent remediation. The site is currently in the investigation phase of the program. The normal operations of the parking lot do not require the property to be remediated, and it is unlikely that the site will require any remedial measures until site redevelopment occurs. The Company has not started any redevelopment activities as of June 30, 2020. As a result, the potential remediation has no financial impact as of June 30, 2020, and for the three and six months ended June 30, 2020.

As of June 30, 2020, and December 31, 2019, the Company had outstanding letters of credit totaling $11.5 million and $15.4 million, and surety bonds totaling $238.1 million and $200.1 million, respectively. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

The Company leases land or buildings at certain properties from third parties, the leases for which are recorded in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 17 - Leases for further discussion. Contractual rental expense, including participation rent, was $1.6 million and $2.1 million for the three months ended June 30, 2020, and 2019, respectively, and $3.4 million and $4.2 million for the six months ended June 30, 2020 and 2019, respectively. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

Guarantee Agreements

The Company has entered into guarantee agreements as part of certain development projects. In conjunction with the execution of the ground lease for the Seaport District, the Company executed a completion guarantee for the redevelopment of Pier 17 and the Tin Building. The Company satisfied its completion guarantee for Pier 17 in the second quarter of 2019. The completion guaranty for the Tin Building is for the core and shell construction, which is nearing completion.

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

The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of June 30, 2020, and December 31, 2019.

NOTE 11 STOCK-BASED PLANS

On May 14, 2020, the Company adopted The Howard Hughes Corporation 2020 Equity Incentive Plan (the “2020 Equity Plan”). Pursuant to the 2020 Equity Plan, 1,350,000 shares of the Company’s common stock were reserved for issuance. The 2020 Equity Plan provides for grants of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards (collectively, the “Awards”). Employees, directors and consultants of the Company are eligible for Awards.

Prior to the adoption of the 2020 Equity Plan, equity awards were issued under The Howard Hughes Corporation 2010 Equity Incentive Plan (the "2010 Equity Plan"). The 2010 Equity Plan is described and informational disclosures are provided in the Notes to Consolidated Financial Statements included in the Annual Report. The adoption of the 2020 Equity Plan did not impact the administration of Awards issued under the 2010 Equity Plan but following adoption of the 2020 Equity Plan, equity awards will no longer be granted under the 2010 Equity Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2020:

	Stock Options	Weighted-average Exercise Price
Stock Options outstanding at December 31, 2019	721,496	$104.55
Granted	2,000	83.11
Exercised	(57,058)	67.24
Forfeited	(125,500)	124.24
Expired	(22,188)	100.08
Stock Options outstanding at June 30, 2020	518,750	$104.01

Compensation costs related to stock options were $0.2 million for the three months ended June 30, 2020, of which $0.2 million were capitalized to development projects. Compensation costs related to stock options were in a credit position of $0.5 million for the six months ended June 30, 2020 due to significant forfeitures which exceeded the expense. Compensation costs related to stock options were $0.8 million and $1.5 million for the three and six months ended June 30, 2019, respectively, of which $0.2 million and $0.4 million were capitalized to development projects, respectively. The total number of restricted stock outstanding set forth above reflects any restricted stock subject to performance-based vesting at the target level.

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Restricted Stock

The following table summarizes restricted stock activity for the six months ended June 30, 2020:

	Restricted Stock	Weighted-average Grant Date Fair Value
Restricted stock outstanding at December 31, 2019	406,802	$76.27
Granted	70,210	84.55
Vested	(13,729)	101.24
Forfeited	(23,000)	94.83
Restricted stock outstanding at June 30, 2020	440,283	$75.73

Compensation costs related to restricted stock awards were $1.8 million and $3.7 million for the three and six months ended June 30, 2020, respectively, of which $0.7 million were capitalized to development projects, respectively. Compensation costs related to restricted stock awards were $2.4 million and $4.7 million for the three and six months ended June 30, 2019, respectively, of which $0.3 million and $0.6 million were capitalized to development projects, respectively.

NOTE 12 INCOME TAXES

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. The effective tax rate, based upon actual operating results, was 16.7% and 20.5% for the three and six months ended June 30, 2020, respectively, compared to 24.9% and 25.5% for the three and six months ended June 30, 2019, respectively. The Company’s effective tax rate is typically impacted by significant permanent differences, primarily from stock compensation deductions and non-deductible executive compensation, which cause the effective tax rate to deviate from statutory rates. For the three and six months ended June 30, 2020, the effective tax rate was also impacted by valuation allowances.

NOTE 13 WARRANTS

On October 7, 2016, the Company entered into a warrant agreement with David R. O’Reilly, (the “O’Reilly Warrant”) prior to his appointment to the position of Chief Financial Officer. Upon exercise of his warrant, Mr. O’Reilly may acquire 50,125 shares of common stock at an exercise price of $112.08 per share. The O’Reilly Warrant was issued at fair value in exchange for a $1.0 million payment in cash from Mr. O’Reilly. The O’Reilly Warrant becomes exercisable on April 6, 2022, subject to earlier exercise upon certain change in control, separation and termination provisions. On June 16, 2017, and October 4, 2017, the Company entered into warrant agreements with its Chief Executive Officer, David R. Weinreb, (the “Weinreb Warrant”) and President, Grant Herlitz, (the “Herlitz Warrant”) to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. The Weinreb Warrant would have become exercisable on June 15, 2022, at an exercise price of $124.64 per share, and the Herlitz Warrant would have become exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject in each case to earlier exercise upon certain change in control, separation and termination provisions (but such warrants became exercisable in connection with Mr. Weinreb’s and Mr. Herlitz’s terminations of employment, as described below). The purchase prices paid by the respective executives for the O’Reilly Warrant, the Weinreb Warrant and the Herlitz Warrant, which qualify as equity instruments, are included within Additional paid-in capital in the Condensed Consolidated Balance Sheets at June 30, 2020, and December 31, 2019.

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

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize changes in AOCI by component, all of which are presented net of tax:

(In thousands)
Balance as of March 31, 2019	$(14,759)
Other comprehensive loss before reclassifications	(13,038)
Gain reclassified from accumulated other comprehensive loss to net income	(92)
Terminated swap amortization	(653)
Net current-period other comprehensive loss	(13,783)
Balance as of June 30, 2019	$(28,542)

Balance as of March 31, 2020	$(60,273)
Other comprehensive loss before reclassifications	(3,461)
Loss reclassified from accumulated other comprehensive loss to net income	3,227
Terminated swap amortization	(604)
Net current-period other comprehensive loss	(838)
Balance as of June 30, 2020	$(61,111)

(In thousands)
Balance as of December 31, 2018	$(8,126)
Other comprehensive loss before reclassifications	(18,905)
Gain reclassified from accumulated other comprehensive loss to net income	(220)
Terminated swap amortization	(1,291)
Net current-period other comprehensive loss	(20,416)
Balance as of June 30, 2019	$(28,542)

Balance as of December 31, 2019	$(29,372)
Other comprehensive loss before reclassifications	(34,801)
Loss reclassified from accumulated other comprehensive loss to net income	4,320
Terminated swap amortization	(1,258)
Net current-period other comprehensive loss	(31,739)
Balance as of June 30, 2020	$(61,111)

The following table summarizes the amounts reclassified out of AOCI:

	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)		Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the
Accumulated Other Comprehensive Income (Loss) Components	2020	2019	2020	2019	Statements of Operations
Losses (gains) on cash flow hedges	$4,086	$(116)	$5,469	$(278)	Interest expense
Income taxes on losses (gains) on cash flow hedges	(859)	24	(1,149)	58	Provision for income taxes
Total reclassifications of loss (income) for the period	$3,227	$(92)	$4,320	$(220)	Net of tax

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

Information related to the Company’s EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Basic EPS:
Numerator:
Net (loss) income	$(34,103)	$13,328	$(159,185)	$45,253
Net loss (income) attributable to noncontrolling interests	19	149	(33)	45
Net (loss) income attributable to common stockholders	$(34,084)	$13,477	$(159,218)	$45,298

Denominator:
Weighted-average basic common shares outstanding	55,530	43,113	49,455	43,109

Diluted EPS:
Numerator:
Net (loss) income attributable to common stockholders	$(34,084)	$13,477	$(159,218)	$45,298

Denominator:
Weighted-average basic common shares outstanding	55,530	43,113	49,455	43,109
Restricted stock and stock options	—	158	—	154
Weighted-average diluted common shares outstanding (a)	55,530	43,271	49,455	43,263

Basic (loss) income per share:	$(0.61)	$0.31	$(3.22)	$1.05

Diluted (loss) income per share:	$(0.61)	$0.31	$(3.22)	$1.05

(a)
The diluted EPS computation for the three and six months ended June 30, 2020, excludes 513,750 and 386,522 shares of stock awards because their effect is anti-dilutive and 262,369 shares of restricted stock, because performance conditions provided for in the restricted stock awards have not been satisfied. The diluted EPS computation for the three and six months ended June 30, 2019, excludes 569,408 shares of stock options because their inclusion would have been anti-dilutive and 278,379 shares of restricted stock, because performance conditions provided for in the restricted stock awards have not been satisfied.

On March 27, 2020, the Company offered 2,000,000 shares of common stock to the public at $50.00 per share and granted the underwriters an option to purchase up to an additional 300,000 shares of common stock at the same price. The underwriters exercised most of their option and purchased an additional 270,900 shares. Concurrently, the Company entered into a share purchase agreement with a related party, Pershing Square Capital Management, L.P., acting as investment advisor to funds that it manages, to issue and sell 10,000,000 shares of common stock in a private placement at $50.00 per share. The total issuance of 12,270,900 shares closed on March 31, 2020, and the Company received $593.7 million in net proceeds. The Company intends to use the net proceeds for general corporate purposes including strengthening the Company’s balance sheet and enhancing liquidity.

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

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Revenues
From contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$—	$235,622	$43	$433,932
Master Planned Communities land sales	57,073	58,321	96,805	99,633
Builder price participation	8,947	9,369	16,706	14,564
Total revenue from contracts with customers	66,020	303,312	113,554	548,129

Recognized at a point in time and/or over time:
Other land, rental and property revenues	11,447	59,774	46,344	101,253
Total other income	11,447	59,774	46,344	101,253

Rental and other income (lease-related revenues)
Minimum rents	61,469	54,718	132,456	108,804
Tenant recoveries	17,202	13,512	38,077	27,020
Interest income from sales-type leases	35	—	917	—
Total rental income	78,706	68,230	171,450	135,824

Total revenues	$156,173	$431,316	$331,348	$785,206

Revenues by segment
Operating Assets revenues	$84,277	$109,219	$198,534	$201,172
Master Planned Communities revenues	68,913	72,859	119,359	123,755
Seaport District revenues	2,272	12,891	11,966	19,921
Strategic Developments revenues	624	236,347	1,384	440,358
Corporate revenues	87	—	105	—
Total revenues	$156,173	$431,316	$331,348	$785,206

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

There were no contract assets for the period. The contract liabilities primarily relate to escrowed condominium deposits, MPC land sales deposits and deferred MPC land sales related to unsatisfied land improvements. The beginning and ending balances of contract liabilities and significant activity during the period are as follows:

Contract
(In thousands)	Liabilities
Balance as of December 31, 2019	$246,010
Consideration earned during the period	(30,200)
Consideration received during the period	122,526
Balance as of June 30, 2020	$338,336

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations as of June 30, 2020, represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are noncancelable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of June 30, 2020, is $1.7 billion. The Company expects to recognize this amount as revenue over the following periods:

(In thousands)	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$193,994	$433,966	$1,048,461

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

NOTE 17 LEASES

Leases (Topic 842) increases transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases as of June 30, 2020.

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

The Company’s leased assets and liabilities are as follows:

(In thousands)	June 30, 2020
Assets
Operating lease right-of-use assets	$68,117
Riverwalk impairment	(10,235)
Total leased assets	$57,882

Liabilities
Operating lease liabilities	$69,607
Total leased liabilities	$69,607

The components of lease expense are as follows:

(In thousands)	Three Months Ended	Six Months Ended
Lease cost	June 30, 2020	June 30, 2020
Operating lease cost	$2,179	$4,358
Variable lease costs	117	290
Net lease cost	$2,296	$4,648

Future minimum lease payments as of June 30, 2020, are as follows:

(In thousands)	Operating
Year Ended December 31,	Leases
2020 (excluding the six months ended June 30, 2020)	$3,056
2021	7,184
2022	6,507
2023	6,464
2024	6,432
Thereafter	266,852
Total lease payments	296,495
Less: imputed interest	(226,888)
Present value of lease liabilities	$69,607

Other information related to the Company’s lessee agreements is as follows:

(In thousands)	Six Months Ended
Supplemental Condensed Consolidated Statements of Cash Flows Information	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$3,849

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Other Information	June 30, 2020
Weighted-average remaining lease term (years)
Operating leases	37.0
Weighted-average discount rate
Operating leases	7.8%

The Company receives rental income from the leasing of retail, office, multi-family and other space under operating leases, as well as certain variable tenant recoveries. Such operating leases are with a variety of tenants and have a remaining average term of approximately five years. Lease terms generally vary among tenants and may include early termination options, extension options and fixed rental rate increases or rental rate increases based on an index. The minimum rentals based on operating leases of the consolidated properties held as of June 30, 2020, are as follows:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2020	June 30, 2020
Total minimum rent payments	$54,114	$113,213

Total future minimum rents associated with operating leases are as follows:

Total
Year Ending December 31,	Minimum Rent
(In thousands)
2020 (excluding the six months ended June 30, 2020)	$110,505
2021	234,654
2022	251,870
2023	242,176
2024	234,851
Thereafter	1,511,105
Total	$2,585,161

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

A sales-type lease is defined as a lease that meets one or more of the following: transfers ownership at the end of the lease term, grants the lessee an option to purchase that is reasonably expected to be exercised, covers the major part of the asset’s economic life, the net present value of the lease payments equals or exceeds the fair value of the asset, or the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease. As of June 30, 2020, the Company sold 100 Fellowship Drive, one of its sales-type leases. The Net investment in lease receivable, interest income and future minimum rents for the remaining sales-type lease are not significant.

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

Segment operating results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Operating Assets Segment EBT
Total revenues (a)	$84,277	$109,219	$198,534	$201,172
Total operating expenses (b)	(42,222)	(48,727)	(94,462)	(91,639)
Segment operating income	42,055	60,492	104,072	109,533
Depreciation and amortization	(36,995)	(28,938)	(74,084)	(56,046)
Interest expense, net	(23,103)	(20,059)	(49,296)	(39,050)
Other income, net	226	1,088	167	1,123
Equity in earnings from real estate and other affiliates	475	45	4,869	2,754
Gain on sale or disposal of real estate	—	—	38,124	—
Provision for impairment	—	—	(48,738)	—
Segment EBT	(17,342)	12,628	(24,886)	18,314

MPC Segment EBT
Total revenues	68,913	72,859	119,359	123,755
Total operating expenses	(31,970)	(38,913)	(55,692)	(65,979)
Segment operating income	36,943	33,946	63,667	57,776
Depreciation and amortization	(91)	(86)	(182)	(246)
Interest income, net	8,303	8,283	16,857	15,826
Other income, net	—	72	—	67
Equity in (losses) earnings from real estate and other affiliates	(2,968)	6,499	5,966	14,336
Segment EBT	42,187	48,714	86,308	87,759

Seaport District Segment EBT
Total revenues	2,272	12,891	11,966	19,921
Total operating expenses	(8,464)	(17,972)	(22,775)	(32,405)
Segment operating loss	(6,192)	(5,081)	(10,809)	(12,484)
Depreciation and amortization	(6,776)	(6,753)	(27,651)	(12,946)
Interest expense, net	(4,626)	(1,924)	(9,679)	(3,456)
Other loss, net	(409)	(61)	(3,777)	(147)
Equity in losses from real estate and other affiliates	(6,633)	(451)	(8,676)	(1,083)
Loss on sale or disposal of real estate	—	—	—	(6)
Segment EBT	(24,636)	(14,270)	(60,592)	(30,122)

THE HOWARD HUGHES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Strategic Developments Segment EBT
Total revenues	624	236,347	1,384	440,358
Total operating expenses	(12,517)	(224,711)	(116,816)	(371,014)
Segment operating (loss) income	(11,893)	11,636	(115,432)	69,344
Depreciation and amortization	(1,650)	(1,260)	(3,411)	(2,316)
Interest income, net	1,057	3,235	2,988	6,497
Other income (loss), net	1,668	(383)	1,293	310
Equity in earnings from real estate and other affiliates	574	261	638	298
Gain (loss) on sale or disposal of real estate, net	8,000	(144)	8,000	(144)
Segment EBT	(2,244)	13,345	(105,924)	73,989

Consolidated Segment EBT
Total revenues	156,086	431,316	331,243	785,206
Total operating expenses	(95,173)	(330,323)	(289,745)	(561,037)
Segment operating income	60,913	100,993	41,498	224,169
Depreciation and amortization	(45,512)	(37,037)	(105,328)	(71,554)
Interest expense, net	(18,369)	(10,465)	(39,130)	(20,183)
Other income (loss), net	1,485	716	(2,317)	1,353
Equity in (losses) earnings from real estate and other affiliates	(8,552)	6,354	2,797	16,305
Gain (loss) on sale or disposal of real estate, net	8,000	(144)	46,124	(150)
Provision for impairment	—	—	(48,738)	—
Consolidated segment EBT	(2,035)	60,417	(105,094)	149,940

Corporate income, expenses and other items	(32,068)	(47,089)	(54,091)	(104,687)
Net (loss) income	(34,103)	13,328	(159,185)	45,253
Net income (loss) attributable to noncontrolling interests	19	149	(33)	45
Net (loss) income attributable to common stockholders	$(34,084)	$13,477	$(159,218)	$45,298

(a)
Includes hospitality revenues for the three and six months ended June 30, 2020, of $2.5 million and $19.8 million, respectively, and $25.6 million and $48.5 million for the three and six months ended June 30, 2019, respectively.

(b)
Includes hospitality operating costs for the three and six months ended June 30, 2020, of $4.4 million and $17.2 million, respectively, and $16.6 million and $32.2 million for the three and six months ended June 30, 2019, respectively.

The assets by segment and the reconciliation of total segment assets to the Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	June 30,	December 31,
(In thousands)	2020	2019
Operating Assets	$3,607,546	$3,476,718
Master Planned Communities	2,262,400	2,166,472
Seaport District	913,321	930,067
Strategic Developments	1,638,426	1,540,161
Total segment assets	8,421,693	8,113,418
Corporate	822,865	300,348
Total assets	$9,244,558	$8,413,766

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

Forward-looking statements include, among others:

•
the impact of COVID-19, including the recent surge of COVID-19 cases in regions where we operate, on our business and numerous governmental restrictions and other orders instituted in response to the COVID-19 pandemic on our business;

•
our “Transformation Plan”, including new executive leadership, reduction in our overhead expenses, the proposed sale of our non-core assets and accelerated growth in our core Master Planned Communities (“MPC”) assets;

•	expected performance of our stabilized, income-producing properties and the performance and stabilization timing of properties that we have recently placed into service or are under construction;

•	forecasts of our future economic performance;

•	expected capital required for our operations and development opportunities for our properties;

•	the impact of technology on our operations and business;

•	expected performance of our MPC segment;

•	expected commencement and completion for property developments and timing and amount of sales or rentals of certain properties;

•	estimates of our future liquidity, development opportunities, development spending and management plans; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

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

Executive Overview

Description of Business

We strive to create timeless places and extraordinary experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We operate in four business segments: Operating Assets, MPC, Seaport District and Strategic Developments. The operational synergies of combining our three main business segments, Operating Assets, MPC and Strategic Developments, create a unique and continuous value-creation cycle. We sell land to residential homebuilders in our MPCs, and the new homes attract residents to our cities looking for places to live, work and shop. New homeowners create demand for commercial developments, such as retail, office, self-storage and hospitality offerings. We build these commercial properties through Strategic Developments when the timing is right using the cash flow harvested from our operating properties NOI and from the sale of land to homebuilders. Once these strategic developments are completed and stabilized, they transition to Operating Assets, which are located across the United States and increase recurring Net Operating Income (“NOI”), further funding the equity requirements in Strategic Developments. New office, retail and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that exceed the broader market. Increased demand for residential land generates more cash flow from MPC, thus continuing the cycle. Our fourth business segment, the Seaport District, is one of the only privately controlled districts in New York City and is being transformed into a culinary, fashion and entertainment destination with a focus on unique offerings not found elsewhere in the city. The Seaport District spans across approximately 453,000 square feet and several city blocks, including Pier 17, the Tin Building, the Historic District as well as the 250 Water Street parking lot and our interest in the 66-room Mr. C Seaport hotel. We completed the sale of our 35% interest in Mr. C Seaport in July 2020. See Note 4 - Recent Transactions for additional information.

Transformation Plan

Following the previously announced review of strategic alternatives, we announced that we will execute a transformation plan, led by new executive leadership, comprised of three pillars: (1) a $45 - $50 million reduction in annual overhead expenses, (2) the sale of approximately $2 billion of non-core assets and (3) accelerated growth in our core MPC assets. Paul Layne, former President of our Central Region, was named Chief Executive Officer, effective October 21, 2019. David O'Reilly, Chief Financial Officer, was also named President, effective June 25, 2020.

While we have made significant progress on the execution of our Transformation Plan commitments with meaningful reductions in overhead and the disposition of some non-core properties, we expect that the COVID-19 pandemic will make additional non-core asset sales more challenging to execute during the remainder of the year. Since the announcement of the Transformation Plan, we have executed on the sale of six non-core assets generating approximately $132.0 million of net proceeds after debt repayment. Importantly, we have also restarted horizontal development in our MPCs to prepare lots for sale to keep pace with builder demand given the strong underlying home sales in our communities. Finally, we have commenced modest investments in pre-development work for the next potential vertical development opportunities in our core MPCs, for when demand returns. While we do not anticipate any new construction starts in the coming quarter, we want to be prepared to be able to move forward the moment that demand materializes.

COVID-19 Pandemic

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. COVID-19 has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak evolved rapidly and countries, including the United States, reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, required business and school closures, implementing “shelter in place” orders and restricting travel. Many experts predicted that the outbreak would trigger a period of material global economic slowdown or a global recession.

COVID-19 Impacts by Segment

Operating Assets

We experienced significant cancellations and declines in occupancy in our three hotel properties (which accounted for 7% of our revenues for the year ended December 31, 2019), and closed all three of our hotel properties in March 2020 in response to the pandemic. The Woodlands Resort and Embassy Suites reopened in May and June 2020, with 54% and 100% of rooms available for use as of the end of the period, respectively. At The Westin at The Woodlands, we reopened the bar and restaurant in April 2020, subject to local guidance, and reopened 100% of the guest rooms on July 1, 2020. Despite these reopenings, we continue to see declines in occupancy, compared to levels achieved prior to the impact of the pandemic.

Retail locations at our properties have been significantly negatively impacted given the temporary closure of all non-essential retail in Summerlin, Houston and Ward Village, and the complete closure of Riverwalk for approximately two months beginning in April 2020 (revenues from our retail properties accounted for 12% of our revenues for the year ended December 31, 2019). Several of our tenants resumed operations with phased reopenings in May and June 2020.

Further, despite phased reopenings at our properties during the second quarter of 2020, there may be (i) a failure of our tenants in our retail properties as well as in our office and multi-family properties to make timely rental payments (revenues from our office and multi-family properties accounted for 13% of our revenues for the year ended December 31, 2019), (ii) rent reductions, deferrals, downsizing or other concessions, (iii) reductions in demand for leased space and/or (iv) defaults under our leases as a result of downturns in our tenants’ personal financial situations as well as commercial businesses, due in part to containment measures, such as travel restrictions, mandatory government closures, quarantines, “shelter in place” orders and social distancing, as well as the overall impact on the economy and our tenants’ industries (including the energy sector). We cannot predict whether government action will require rent delays or other abatement measures or concessions or prohibit lease terminations or foreclosures for tenants.

As announced in late June, the Minor League Baseball season was canceled for 2020, which impacts the Las Vegas Aviators, our Triple-A professional baseball team (which accounted for 2% of our revenues for the year ended December 31, 2019).

We are closely monitoring our rental revenue, and for the three months ended June 30, 2020, we collected 95.4% of our office portfolio billings, 96.6% of our multi-family portfolio billings, 49.7% of our retail portfolio billings and 84.5% of our other portfolio billings. For collections in July as of July 28, 2020, we collected 96.1% of our office portfolio billings, 98.5% of our multi-family portfolio billings, 64.1% of our retail portfolio billings and 90.2% of our other portfolio billings.

MPC

In response to the COVID-19 pandemic, during the first quarter of 2020, we took steps to reduce expenses and preserve cash, including ceasing development of MPC land that was not under contract for sale or where we did not have a post-closing requirement, and reducing or postponing voluntary capital expenditures. In addition, builders implemented new model home practices by adding 3D virtual tours of interactive floor plans, live chat capabilities with sales staff, and increased photographs on their websites conducive to social distancing and hygiene recommendations.

For our MPC segment, new home sales, a leading indicator of land sales, dropped considerably in April as a result of stay-at-home orders, but experienced a large uptick in May, June and July as local economies began to re-open. In response, we restarted horizontal development to maintain a sufficient supply of lots and superpads to keep up with the strong home sales. During the second quarter of 2020, The Woodlands saw improved land sales revenue due to lot sales mix . In addition, Bridgeland land sales revenue remained consistent with the prior year quarter performance despite the impacts of COVID-19.

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

Seaport District

In response to the pandemic, we completely closed the Seaport District in mid-March. Our Seaport summer concert series originally scheduled for 2020 has been postponed and we are in the process of rescheduling for 2021. The concert revenue and related sponsorship has historically been a meaningful contribution to our annual revenue. While construction on the Tin Building resumed in May, our assets in the Seaport District remain closed and we anticipate a gradual reopening of a few, select businesses, including The Rooftop at Pier 17, beginning in August.

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

Strategic Developments

We may experience a substantial decrease in condominium sales in Hawai’i, in light of the impact on the overall economy and consumers’ reluctance to make significant capital decisions, and availability of consumer financing, in times of economic uncertainty. However, as further detailed below, overall progress at our condominium projects remains strong as of June 30, 2020, with Victoria Place, our newest project, 67.6% presold.

Given the challenges presented by this new environment, we have launched digital sales efforts, including virtual tours to sell condominiums, which we expect to maintain until social distancing recommendations are lifted. We have also implemented new model home practices by adding 3D virtual tours of interactive floor plans, live chat capabilities with sales staff, and increased photographs on their websites conducive to social distancing recommendations. While we have not seen any delays in our existing construction to date (other than the Tin Building mentioned above), with respect to our future development projects, we have delayed or postponed certain of our projects and will continue to evaluate our other development projects going forward. We have also deferred the non-core asset dispositions expected to occur as part of our Transformation Plan.

Liquidity Outlook

As described above, the pandemic has caused economic problems in most of the regions in which we operate, as well as directly impacted sectors which have historically been meaningful contributors to HHC, such as residential land sales, hospitality, retail and sports venues. In direct response to the unprecedented COVID-19 pandemic and the impacts on our four business segments, as well as the economy and capital markets in general, we initiated measures to increase our liquidity. During the six months ended June 30, 2020, we enhanced our liquidity profile through a successful common stock offering, which generated $593.6 million in proceeds, new financings totaling over $537.2 million, the agreement to extend our bridge loan for The Woodlands Towers at The Waterway, extension of our Downtown Summerlin facility, as well as the sale of 100 Fellowship Drive in The Woodlands, Texas, which generated $64.2 million in net proceeds. As of June 30, 2020, we had $930.6 million of Cash and cash equivalents on our Condensed Consolidated Balance Sheets.

Second Quarter 2020 Highlights

Comparison of the three months ended June 30, 2020, to the three months ended June 30, 2019

Capital and Financing Activities

•
On June 22, 2020, we modified the existing Downtown Summerlin loan, extending the financing by three years to June 22, 2023 at a rate of LIBOR plus 2.15% in exchange for a pay-down of $33.8 million to a total commitment of $221.5 million.

•
On May 20, 2020, we extended the remaining $280.3 million of the bridge loan for The Woodlands Towers at the Waterway and The Woodlands Warehouse for six-months at LIBOR plus 2.35%, with an option for an additional six-month extension at LIBOR plus 2.90%, extending the final maturity to June 30, 2021.

Operating Assets

•
NOI decreased $19.8 million due to decreases of $11.4 million, $7.5 million and $7.5 million in our hospitality, retail and other properties, respectively, primarily due to the temporary closures of hospitality and retail properties and cancellation of the Las Vegas Aviators 2020 baseball season as a result of the COVID-19 pandemic. These decreases were partially offset by a $7.6 million increase in our office properties primarily due to The Woodlands Towers at the Waterway acquisition.

MPC

•
Segment earnings before taxes (“EBT”) decreased by $6.5 million primarily due to lower Equity in (losses) earnings from real estate and other affiliates at The Summit as well as lower land sales revenues.

•
EBT excluding the effects of Equity in (losses) earnings from real estate and other affiliates increased by $2.9 million primarily driven by an increase in The Woodlands land sales revenue and Bridgeland land sales revenue remaining consistent with 2019 despite the effects of COVID-19.

•
Increased The Woodlands price per acre 195.9% from $560,000 to $1,657,000, respectively, due to land sales in a high-end, exclusive section of the community that generates significantly higher value per acre.

Seaport District

•	Segment EBT decreased $10.4 million to a loss of $24.6 million primarily due to a $6.0 million impairment of the Company’s equity investment in Mr. C Seaport.

•
Seaport District NOI remained relatively flat at a net operating loss of $3.4 million primarily due to a $0.4 million decrease in our managed business entities and a $0.3 million decrease in our landlord operations, partially offset by a $0.2 million increase in our events, sponsorships, and catering category. The decreases in NOI were primarily a result of business closures and cancellation of events related to the COVID-19 pandemic.

Strategic Developments

•
Recognized segment loss before taxes of $2.2 million, a decrease of $15.6 million primarily due to the timing of condominium closings and a $5.1 million write down of condo inventory, partially offset by the $8.0 million termination payment received related to the sale of West Windsor in October 2019. The Company closed a portion of Ae‘o in early 2019, with no new condominium towers delivered in 2020.

•	Continued sales at Ward Village by contracting to sell 13 condominiums in the second quarter of 2020. The primary driver of the increase is Victoria Place, which contributed 11 contracted units.

•	Victoria Place, our newest building that began public sales in December 2019, was 67.6% presold as of June 30, 2020.

•
Excluding Victoria Place, we have sold 2,435 residential units at our six under construction towers in Ward Village since inception, bringing the total percentage sold at these condominium towers to 90.3%.

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

EBT should not be considered an alternative to GAAP net income attributable to common stockholders or GAAP net income, as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBT are that it does not include the following in our calculations:

•	cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	corporate general and administrative expenses;

•	interest expense on our corporate debt;

•	income taxes that we may be required to pay;

•	any cash requirements for replacement of fully depreciated or amortized assets; and

•	limitations on, or costs related to, the transfer of earnings from our real estate and other affiliates to us.

A reconciliation between EBT and Net income is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	$ Change	2020	2019	$ Change
Operating Assets Segment EBT
Total revenues (a)	$84,277	$109,219	$(24,942)	$198,534	$201,172	$(2,638)
Total operating expenses (b)	(42,222)	(48,727)	6,505	(94,462)	(91,639)	(2,823)
Segment operating income	42,055	60,492	(18,437)	104,072	109,533	(5,461)
Depreciation and amortization	(36,995)	(28,938)	(8,057)	(74,084)	(56,046)	(18,038)
Interest expense, net	(23,103)	(20,059)	(3,044)	(49,296)	(39,050)	(10,246)
Other income, net	226	1,088	(862)	167	1,123	(956)
Equity in earnings from real estate and other affiliates	475	45	430	4,869	2,754	2,115
Gain on sale or disposal of real estate	—	—	—	38,124	—	38,124
Provision for impairment	—	—	—	(48,738)	—	(48,738)
Segment EBT	(17,342)	12,628	(29,970)	(24,886)	18,314	(43,200)

MPC Segment EBT
Total revenues	68,913	72,859	(3,946)	119,359	123,755	(4,396)
Total operating expenses	(31,970)	(38,913)	6,943	(55,692)	(65,979)	10,287
Segment operating income	36,943	33,946	2,997	63,667	57,776	5,891
Depreciation and amortization	(91)	(86)	(5)	(182)	(246)	64
Interest income, net	8,303	8,283	20	16,857	15,826	1,031
Other income, net	—	72	(72)	—	67	(67)
Equity in (losses) earnings from real estate and other affiliates	(2,968)	6,499	(9,467)	5,966	14,336	(8,370)
Segment EBT	42,187	48,714	(6,527)	86,308	87,759	(1,451)

Seaport District Segment EBT
Total revenues	2,272	12,891	(10,619)	11,966	19,921	(7,955)
Total operating expenses	(8,464)	(17,972)	9,508	(22,775)	(32,405)	9,630
Segment operating loss	(6,192)	(5,081)	(1,111)	(10,809)	(12,484)	1,675
Depreciation and amortization	(6,776)	(6,753)	(23)	(27,651)	(12,946)	(14,705)
Interest expense, net	(4,626)	(1,924)	(2,702)	(9,679)	(3,456)	(6,223)
Other loss, net	(409)	(61)	(348)	(3,777)	(147)	(3,630)
Equity in losses from real estate and other affiliates	(6,633)	(451)	(6,182)	(8,676)	(1,083)	(7,593)
Loss on sale or disposal of real estate	—	—	—	—	(6)	6
Segment EBT	(24,636)	(14,270)	(10,366)	(60,592)	(30,122)	(30,470)

Strategic Developments Segment EBT
Total revenues	624	236,347	(235,723)	1,384	440,358	(438,974)
Total operating expenses	(12,517)	(224,711)	212,194	(116,816)	(371,014)	254,198
Segment operating (loss) income	(11,893)	11,636	(23,529)	(115,432)	69,344	(184,776)
Depreciation and amortization	(1,650)	(1,260)	(390)	(3,411)	(2,316)	(1,095)
Interest income, net	1,057	3,235	(2,178)	2,988	6,497	(3,509)
Other income (loss), net	1,668	(383)	2,051	1,293	310	983
Equity in earnings from real estate and other affiliates	574	261	313	638	298	340
Gain (loss) on sale or disposal of real estate, net	8,000	(144)	8,144	8,000	(144)	8,144
Segment EBT	(2,244)	13,345	(15,589)	(105,924)	73,989	(179,913)

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	$ Change	2020	2019	$ Change
Consolidated Segment EBT
Total revenues	156,086	431,316	(275,230)	331,243	785,206	(453,963)
Total operating expenses	(95,173)	(330,323)	235,150	(289,745)	(561,037)	271,292
Segment operating income	60,913	100,993	(40,080)	41,498	224,169	(182,671)
Depreciation and amortization	(45,512)	(37,037)	(8,475)	(105,328)	(71,554)	(33,774)
Interest expense, net	(18,369)	(10,465)	(7,904)	(39,130)	(20,183)	(18,947)
Other income (loss), net	1,485	716	769	(2,317)	1,353	(3,670)
Equity in (losses) earnings from real estate and other affiliates	(8,552)	6,354	(14,906)	2,797	16,305	(13,508)
Gain (loss) on sale or disposal of real estate, net	8,000	(144)	8,144	46,124	(150)	46,274
Provision for impairment	—	—	—	(48,738)	—	(48,738)
Consolidated segment EBT	(2,035)	60,417	(62,452)	(105,094)	149,940	(255,034)

Corporate income, expenses and other items	(32,068)	(47,089)	15,021	(54,091)	(104,687)	50,596
Net (loss) income	(34,103)	13,328	(47,431)	(159,185)	45,253	(204,438)
Net income (loss) attributable to noncontrolling interests	19	149	(130)	(33)	45	(78)
Net (loss) income attributable to common stockholders	$(34,084)	$13,477	$(47,561)	$(159,218)	$45,298	$(204,516)

(a)
Includes hospitality revenues for the three and six months ended June 30, 2020, of $2.5 million and $19.8 million, respectively, and $25.6 million and $48.5 million for the three and six months ended June 30, 2019, respectively.

(b)
Includes hospitality operating costs for the three and six months ended June 30, 2020, of $4.4 million and $17.2 million, respectively, and $16.6 million and $32.2 million for the three and six months ended June 30, 2019, respectively.

Results of Operations

Comparison of the three and six months ended June 30, 2020 to the three and six months ended June 30, 2019

Consolidated segment EBT decreased $62.5 million and $255.0 million for the three and six months ended June 30, 2020, respectively, compared to the prior year periods. The net decrease in Consolidated EBT for the three months ended June 30, 2020 is primarily attributable to lower Condominium rights and unit sales, net of costs, driven by the timing of condominium closings; a decrease in Other land, rental and property revenues at the Operating Assets segment primarily due to mandatory closures as a result of the COVID-19 pandemic; higher Depreciation and amortization at the Operating Assets segment and lower Equity in (losses) earnings from real estate and other affiliates at The Summit and Mr. C Seaport joint ventures. These decreases are partially offset by lower Total operating expenses at all segments due to mandatory closures as a result of the COVID-19 pandemic, an increase in the Gain (loss) on sale or disposal of real estate, net due to the termination payment received related to the sale of West Windsor in October 2019 and an increase in Minimum rents and Tenant recoveries due to the acquisition of The Woodlands Towers at the Waterway in the fourth quarter of 2019 and placing various office properties into service subsequent to the second quarter of 2019. The net decrease in Consolidated EBT for the six months ended June 30, 2020 is primarily due to a charge related to our expected funding of costs to correct alleged defects at Waiea as well as lower Condominium rights and unit sales, net of costs, driven by the timing of condominium closings; an increase in the Provision for impairment; higher Depreciation and amortization at the Operating Assets and Seaport District segments; and lower Equity in (losses) earnings from real estate and other affiliates at The Summit and Mr. C Seaport joint ventures. These decreases were partially offset by an increase in the Gain on sale or disposal of real estate, net due to the termination payment received related to the sale of West Windsor and the sale of 100 Fellowship Drive in the first quarter of 2020, as well as an increase in Minimum rents and Tenant recoveries due to the acquisition of The Woodlands Towers at the Waterway in the fourth quarter of 2019 and placing various office properties into service subsequent to the second quarter of 2019. As a result of these factors, Net income attributable to common stockholders decreased $47.6 million to a loss of $34.1 million and $204.5 million to a loss of $159.2 million for the three and six months ended June 30, 2020, respectively, compared to the prior year periods. These changes are explained in further detail below.

Operating Assets

The Operating Assets segment consists of retail, office, hospitality and multi-family properties along with other real estate investments, excluding the properties located at the Seaport District, which are reported in the Seaport District segment for all periods presented.

Segment EBT for Operating Assets are presented below:

Operating Assets Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	$ Change	2020	2019	$ Change
Total revenues	$84,277	$109,219	$(24,942)	$198,534	$201,172	$(2,638)
Total operating expenses	(42,222)	(48,727)	6,505	(94,462)	(91,639)	(2,823)
Segment operating income	42,055	60,492	(18,437)	104,072	109,533	(5,461)
Depreciation and amortization	(36,995)	(28,938)	(8,057)	(74,084)	(56,046)	(18,038)
Interest expense, net	(23,103)	(20,059)	(3,044)	(49,296)	(39,050)	(10,246)
Other income, net	226	1,088	(862)	167	1,123	(956)
Equity in earnings from real estate and other affiliates	475	45	430	4,869	2,754	2,115
Gain on sale or disposal of real estate	—	—	—	38,124	—	38,124
Provision for impairment	—	—	—	(48,738)	—	(48,738)
Segment EBT	$(17,342)	$12,628	$(29,970)	$(24,886)	$18,314	$(43,200)

Segment EBT decreased $30.0 million to a loss of $17.3 million and $43.2 million to a loss of $24.9 million for the three and six months ended June 30, 2020, respectively, compared to the prior year periods. The decreases for the three and six months ended June 30, 2020, compared to the prior year period are attributable to net decreases in our Other land, rental and property revenues and related Operating expenses due to the temporary closure of hospitality properties and cancellation of the Las Vegas Aviators 2020 baseball season as a result of the COVID-19 pandemic, as well as increases in Interest expense and Depreciation and amortization related to the acquisition of the Woodlands Towers at the Waterway in the fourth quarter of 2019 and placing various office properties into service subsequent to the second quarter of 2019. These decreases in EBT were partially offset by increased Minimum rents and Tenant recoveries related to property acquisitions and properties placed into service. In addition, the decrease in Segment EBT for the six months ended June 30, 2020, was impacted by an increase in the Provision for impairment of $48.7 million for Outlet Collection at Riverwalk, partially offset by an increase in Gain on sale or disposal of real estate related to the sale of 100 Fellowship Drive, in The Woodlands, Texas, in the first quarter of 2020. Please refer to Note 4 - Recent Transactions and Note 5 - Impairment in the Company’s Condensed Consolidated Financial Statements for further details.

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

Reconciliation of Operating Assets Segment EBT to NOI	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	$ Change	2020	2019	$ Change
Total Operating Assets segment EBT	$(17,342)	$12,628	$(29,970)	$(24,886)	$18,314	$(43,200)
Depreciation and amortization	36,995	28,938	8,057	74,084	56,046	18,038
Interest expense, net	23,103	20,059	3,044	49,296	39,050	10,246
Equity in earnings from real estate and other affiliates	(475)	(45)	(430)	(4,869)	(2,754)	(2,115)
Gain on sale or disposal of real estate and other assets, net	—	—	—	(38,124)	—	(38,124)
Provision for impairment	—	—	—	48,738	—	48,738
Impact of straight-line rent	(3,248)	(2,537)	(711)	(6,351)	(5,382)	(969)
Other	(119)	(340)	221	54	(218)	272
Operating Assets NOI	$38,914	$58,703	$(19,789)	$97,942	$105,056	$(7,114)

Operating Assets NOI decreased $19.8 million, or 33.7%, to $38.9 million and $7.1 million, or 6.8%, to $97.9 million for the three and six months ended June 30, 2020, respectively, compared to the prior year periods. These decreases for the three and six months ended June 30, 2020, compared to the prior year period are primarily driven by decreases of $11.4 million and $14.9 million in our hospitality properties, $7.5 million and $6.3 million in our other properties category and $7.5 million and $9.2 million in our retail properties, respectively. These decreases were primarily due to the temporary closure of hospitality and retail properties and cancellation of the Las Vegas Aviators 2020 baseball season as a result of the COVID-19 pandemic. The decrease in NOI for the three and six months ended June 30, 2020, was partially offset by increases of $7.6 million and $23.1 million, respectively, in our office properties, primarily attributable to NOI from the recent acquisition of The Woodlands Towers at the Waterway and placing various office properties into service subsequent to the second quarter of 2019. In addition, Operating Assets NOI for the three and six months ended June 30, 2020, includes NOI from 8770 New Trails and Juniper Apartments projects that were transferred from Strategic Developments to Operating Assets during the first quarter of 2020. Operating Assets NOI for the three months ended June 30, 2020, also includes NOI from the Two Lakes Edge project that was transferred from Strategic Developments to Operating Assets during the second quarter of 2020.
Master Planned Communities

EBT for Master Planned Communities are presented below:

MPC Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	$ Change	2020	2019	$ Change
Total revenues	$68,913	$72,859	$(3,946)	$119,359	$123,755	$(4,396)
Total operating expenses	(31,970)	(38,913)	6,943	(55,692)	(65,979)	10,287
Segment operating income	36,943	33,946	2,997	63,667	57,776	5,891
Depreciation and amortization	(91)	(86)	(5)	(182)	(246)	64
Interest income, net	8,303	8,283	20	16,857	15,826	1,031
Other income, net	—	72	(72)	—	67	(67)
Equity in (losses) earnings from real estate and other affiliates	(2,968)	6,499	(9,467)	5,966	14,336	(8,370)
Segment EBT	$42,187	$48,714	$(6,527)	$86,308	$87,759	$(1,451)

MPC segment EBT decreased $6.5 million to $42.2 million for the three months ended June 30, 2020 and decreased $1.5 million to $86.3 million for the six months ended June 30, 2020, compared to the prior periods. In both periods, performance was negatively impacted by lower Equity in (losses) earnings from real estate and other affiliates at The Summit due to fewer custom lot sales and higher unit completion cost as well as lower land sales revenues. Lower MPC land sales revenues for the three and six months ended June 30, 2020 were primarily driven by reductions in acres sold at Summerlin due to lower superpad sales. These decreases were partially offset by increases in price per acre metrics across all MPCs for both comparison periods presented. For the three and six months ended June 30, 2020 The Woodlands price per acre increased 195.9% and 137.8%, respectively, due to an increase in land sales in a high-end, exclusive section of The Woodlands community that generates significantly higher value per acre in comparison. Bridgeland’s performance was flat for the three months ended June 30, 2020 compared to prior period, however, year-to-date performance, realized an increase of $5.8 million, or 20.6%, driven by a 9.5% and 10.2% increase in acres sold and price per acre, respectively. The Woodlands Hills’ price per acre increased 9.9% and 8.9% for the three and six months ended June 30,

2020, respectively, due to a change in product type of lots sold. In addition, Summerlin saw modest increases in price per acre of 1.9% and 2.9% for the three and six months ended June 30, 2020, respectively, due to a change in product type of lots sold.

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

The following table sets forth the MPC Net Contribution for the three and six months ended June 30:

MPC Net Contribution	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	$ Change	2020	2019	$ Change
MPC Segment EBT	$42,187	$48,714	$(6,527)	$86,308	$87,759	$(1,451)
Plus:
Cost of sales - land	25,875	28,006	(2,131)	42,661	44,824	(2,163)
Depreciation and amortization	91	86	5	182	246	(64)
MUD and SID bonds collections, net (a)	4,935	119	4,816	6,058	981	5,077
Distributions from real estate and other affiliates	1,173	1,306	(133)	2,345	2,741	(396)
Less:
MPC development expenditures	(51,488)	(63,071)	11,583	(116,384)	(119,843)	3,459
MPC land acquisitions	—	—	—	—	(752)	752
Equity in losses (earnings) in real estate and other affiliates	2,968	(6,499)	9,467	(5,966)	(14,336)	8,370
MPC Net Contribution	$25,741	$8,661	$17,080	$15,204	$1,620	$13,584

(a)	SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution increased $17.1 million and $13.6 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 due to the increase in MUD and SID bonds collections, net as well as a decrease in MPC development expenditures and the remaining items that affect MPC EBT, as discussed above, excluding Equity in losses (earnings) in real estate and other affiliates.

The following table sets forth MPC land inventory activity for the six months ended June 30, 2020:

(In thousands)	Bridgeland	Columbia	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance at December 31, 2019	$487,314	$16,643	$845,440	$186,773	$119,504	$1,655,674
MPC development expenditures (a)	55,162	(6)	50,830	3,550	6,848	116,384
MPC cost of sales	(11,669)	—	(17,336)	(11,780)	(1,876)	(42,661)
MUD reimbursable costs (b)	(39,981)	—	—	(425)	(4,192)	(44,598)
Other (c)	(8,771)	(12)	(5,038)	(376)	(227)	(14,424)
Balance at June 30, 2020	$482,055	$16,625	$873,896	$177,742	$120,057	$1,670,375

(a)	Development expenditures are inclusive of capitalized interest and property taxes.

(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

(c)	Primarily consists of changes in accrued development expenditures payable.

Seaport District

The Seaport District is part non-stabilized operating asset, part development project and part operating business. As such, the Seaport District has a greater range of possible outcomes than our other projects. The greater uncertainty is largely the result of (i) seasonality; (ii) potential sponsorship revenue; (iii) potential event revenue; and (iv) business operating risks from various start-up businesses. We operate and own, either directly, through license agreements or in partnership with third parties, many of the tenants in the Seaport District, including retail stores such as SJP by Sarah Jessica Parker and restaurants such as The Fulton by Jean-Georges, Bar Wayō, Malibu Farm, two concepts by Andrew Carmellini, R17 and the marketplace operated by Jean-Georges. As a result, the revenues and expenses of these businesses, as well as the underlying market conditions affecting these types of businesses, will directly impact the NOI of the Seaport District. This is in contrast to our other retail properties where we primarily receive lease payments and are not as directly impacted by the operating performance of the underlying businesses. This causes the financial results and eventual stabilized yield of the Seaport District to be less predictable than our other operating real estate assets with traditional lease structures. Further, as we open new operating businesses, either owned entirely or in partnership with third parties, we expect to incur pre-opening expenses and operating losses until those businesses stabilize, which likely will not happen until the Seaport District reaches its critical mass of offerings. We expect the time to stabilize the Seaport District will be primarily driven by the construction, interior finish work and stabilization to occur at the Jean-Georges marketplace in the Tin Building. As a result of impacts related to COVID-19, including the halting of construction on the Tin Building, we are uncertain as to the timing of construction completion and the opening of the Tin Building. We expect stabilization to occur approximately 12 to 18 months after opening. Given the factors and uncertainties listed above combined with potential future impacts related to COVID-19 and our operating experience during this past summer as we opened multiple new venues, we do not currently provide guidance on our expected NOI yield and stabilization date for the Seaport District. As we move closer to opening a critical mass of offerings at the Seaport District, we will re-establish goals for yield on costs and stabilization dates when the uncertainties and range of possible outcomes are clearer.

We primarily categorize the businesses in the Seaport District segment into three groups: landlord operations, managed businesses, and events and sponsorships. Real Estate Operations (Landlord) represents physical real estate we have developed and own, either wholly or through joint ventures, and is inclusive of our office, retail, hotel and multi-family properties. Managed Businesses represents retail and food and beverage businesses that HHC owns, either wholly or through partnerships with third parties, and operates, including license and management agreements. For the six months ended June 30, 2020, our managed businesses include, among others, The Fulton, SJP by Sarah Jessica Parker, R17, Cobble & Co. and Malibu Farm. Our events and sponsorship businesses include our concert series, Winterland skating and bar, event catering, private events and sponsorships from 12 partners. In July, 2020, Seaport entered into management agreements with Creative Culinary Management Company, LLC (Creative Culinary), a Jean-Georges company, to manage and operate its food and beverage operations for the Fulton, R17, Cobble & Co. and Malibu Farm. Creative Culinary will be responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as day-to-day operations and accounting for food and beverage operations.

Segment EBT for Seaport District are presented below:

Seaport District Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	$ Change	2020	2019	$ Change
Total revenues	$2,272	$12,891	$(10,619)	$11,966	$19,921	$(7,955)
Total operating expenses	(8,464)	(17,972)	9,508	(22,775)	(32,405)	9,630
Segment operating loss	(6,192)	(5,081)	(1,111)	(10,809)	(12,484)	1,675
Depreciation and amortization	(6,776)	(6,753)	(23)	(27,651)	(12,946)	(14,705)
Interest expense, net	(4,626)	(1,924)	(2,702)	(9,679)	(3,456)	(6,223)
Other loss, net	(409)	(61)	(348)	(3,777)	(147)	(3,630)
Equity in losses from real estate and other affiliates	(6,633)	(451)	(6,182)	(8,676)	(1,083)	(7,593)
Loss on sale or disposal of real estate	—	—	—	—	(6)	6
Segment EBT	$(24,636)	$(14,270)	$(10,366)	$(60,592)	$(30,122)	$(30,470)

Segment revenues and operating expenses for the three and six months ended June 30, 2020, decreased primarily as a result of business closures and cancellations of events related to the COVID-19 pandemic. Segment EBT decreased $10.4 million to a loss of $24.6 million and $30.5 million to a loss of $60.6 million for the three and six months ended June 30, 2020, respectively, compared to the prior year periods. The decrease for the three months ended June 30, 2020, is primarily due to a $6.0 million impairment of the Company’s equity investment in Mr. C Seaport. Please refer to Note 5 - Impairment in the Company’s Condensed Consolidated Financial Statements for further details. The decrease for the six months ended June 30, 2020, is primarily due to write-offs of retail inventory recorded within Other loss, net and building improvements recorded within Depreciation and amortization due to the permanent closure of 10 Corso Como Retail and Café during the first quarter and the impairment of our equity investment in Mr. C Seaport in the second quarter. Interest expense, net also contributed to the decrease in EBT for the three and six months ended June 30, 2020, due to the term loan acquired in June 2019 related to the Seaport District.

A reconciliation of Seaport District segment EBT to Seaport District NOI is presented in the table below.

Reconciliation of Seaport District Segment EBT to NOI	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	$ Change	2020	2019	$ Change
Total Seaport District segment EBT	$(24,636)	$(14,270)	$(10,366)	$(60,592)	$(30,122)	$(30,470)
Depreciation and amortization	6,776	6,753	23	27,651	12,946	14,705
Interest expense, net	4,626	1,924	2,702	9,679	3,456	6,223
Equity in losses from real estate and other affiliates	6,633	451	6,182	8,676	1,083	7,593
Loss on sale or disposal of real estate	—	—	—	—	6	(6)
Impact of straight-line rent	1,208	491	717	1,333	1,246	87
Other loss, net (a)	1,953	1,764	189	5,923	4,513	1,410
Seaport District NOI	$(3,440)	$(2,887)	$(553)	$(7,330)	$(6,872)	$(458)

(a)	Includes miscellaneous development-related items as well as the loss related to the write-off of inventory due to the permanent closure of 10 Corso Como Retail and Café in the first quarter of 2020.

Seaport District NOI remained relatively flat at a net operating loss of $3.4 million and $7.3 million for the three and six months ended June 30, 2020, respectively, compared to the prior year periods. The slight decrease in NOI for the three and six months ended June 30, 2020, is primarily due to decreases of $0.3 million and $0.5 million in our landlord operations, respectively; a decrease of $0.4 million and increase of $0.2 million in our managed business entities, respectively; and an increase of $0.2 million and decrease of $0.2 million in our events, sponsorships, and catering category, respectively. The decreases in NOI were primarily a result of business closures and cancellations of events related to the COVID-19 pandemic.

Including managed businesses, events, sponsorships, catering and the Tin Building, the Seaport District is approximately 60% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up. Additionally, rental revenue earned from businesses we own and operate is eliminated in consolidation. We expect to incur operating losses for our landlord operations, managed business entities and event and sponsorship until businesses in New York are able to safely reopen, the economy recovers from the economic impact of the COVID-19 pandemic and the Seaport District reaches its critical mass of offerings.

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

Segment EBT for Strategic Developments are summarized as follows:

Strategic Developments Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2020	2019	$ Change	2020	2019	$ Change
Total revenues	$624	$236,347	$(235,723)	$1,384	$440,358	$(438,974)
Total operating expenses	(12,517)	(224,711)	212,194	(116,816)	(371,014)	254,198
Segment operating (loss) income	(11,893)	11,636	(23,529)	(115,432)	69,344	(184,776)
Depreciation and amortization	(1,650)	(1,260)	(390)	(3,411)	(2,316)	(1,095)
Interest income, net	1,057	3,235	(2,178)	2,988	6,497	(3,509)
Other income (loss), net	1,668	(383)	2,051	1,293	310	983
Equity in earnings from real estate and other affiliates	574	261	313	638	298	340
Gain (loss) on sale or disposal of real estate, net	8,000	(144)	8,144	8,000	(144)	8,144
Segment EBT	$(2,244)	$13,345	$(15,589)	$(105,924)	$73,989	$(179,913)

Segment EBT decreased $15.6 million to a loss of $2.2 million and decreased $179.9 million to a loss of $105.9 million for the three and six months ended June 30, 2020, compared to the prior year periods. The decrease for the three months ended June 30, 2020, is primarily due to a decrease in Condominium rights and unit sales, net driven by the timing of condominium closings. The Company closed a portion of Ae‘o in early 2019, with no new condominium towers delivered in 2020. Additionally, during the second quarter, the Company reduced the estimated net sales price of certain condominium units, including the remaining penthouse inventory, to better align the expected price with recent final sales prices, resulting in a loss of $5.1 million included in Condominium rights and unit cost of sales for the three months ended June 30, 2020. These decreases are partially offset by the $8.0 million termination payment received during the three months ended June 30, 2020, related to the sale of West Windsor in October 2019. The decrease for the six months ended June 30, 2020, is primarily due to a $97.9 million charge in the first quarter of 2020 related to our expected funding of costs to correct alleged construction defects at Waiea and a decrease in Condominium rights and unit sales, net driven by the timing of condominium closings. Please refer to Note 10 - Commitments and Contingencies in our Condensed Consolidated Financial Statements for additional information related to the alleged construction defects at Waiea.

Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods. As a result of significantly lower available inventory, we closed on zero condominium units during the three and six months ended June 30, 2020, compared to 425 and 587 for the three and six months ended June 30, 2019, respectively. However, as highlighted below, overall progress at our condominium projects remains strong. As of June 30, 2020, we have entered into contracts for 75.9% of the units at Kō'ula since launching public sales in January 2019. At June 30, 2020, our six completed or under construction towers are 90.3% sold with only five units that remain to be sold at Waiea and one at Anaha. Both Ae‘o and Ke Kilohana are completely sold. At Victoria Place, our seventh condominium project which launched public sales in December 2019, we have entered into 236 contracts, or 67.6% of the total units, as of June 30, 2020.

The following provides further detail as of June 30, 2020, for Ward Village.

Waiea - We have entered into contracts for 172 of the 177 units and closed on 170 units as of June 30, 2020. These units under contract or closed represent 97.2% of total units, and 95.2% of the total residential square feet available for sale as of June 30, 2020. The retail portion of the project is 100% leased and has been placed into service.

Anaha - We have entered into contracts for 316 of the 317 units and closed on 315 units as of June 30, 2020. These units under contract or closed represent 99.7% of total units and 98.7% of the total residential square feet available for sale as of June 30, 2020. The retail portion of the project is 100% leased and has been placed into service.

Ae‘o - We have closed on all 465 units, and the retail portion of the project, which is primarily comprised of the 57,000- square-foot flagship Whole Foods Market, is 95% leased and has been placed into service.

Ke Kilohana - We have closed on all 423 units, and the 22,000 square feet of retail, which is 100% leased to CVS/Longs Drugs, was placed into service in the fourth quarter of 2019.

‘A‘ali‘i - We have entered into contracts for 630 of the 750 units as of June 30, 2020. These units under contract represent 84.0% of total units and 79.2% of the total residential square feet available for sale as of June 30, 2020.

Kō'ula - We have entered into contracts for 429 of the 565 units as of June 30, 2020. These units under contract represent 75.9% of total units and 78.1% of the total residential square feet available for sale as of June 30, 2020. During the three months ended June 30, 2020, two purchasers defaulted on their obligations to purchase condominiums.

Victoria Place – As a result of strong demand demonstrated by sales at ‘A‘ali‘i and Kō'ula, we launched public sales of our seventh condominium project at Ward Village in December 2019. Victoria Place will be a 40-story, 349-unit condominium project located between Auahi Street and Ala Moana Boulevard, immediately to the west of Waiea and adjacent to Victoria Ward Park. The project will consist of one, two and three-bedroom residences. The units will range from approximately 750 square feet to 1,850 square feet. Additionally, there will be approximately 15,600 square feet of ground level open space, and 64,000 square feet of indoor and outdoor recreational space. We have entered into contracts for 236 units as of June 30, 2020 and 242 units as of July 28, 2020. These units under contract represent 67.6% and 69.3% of total units and 70.1% and 71.6% of the total residential square feet available for sale as of June 30, 2020, and July 28, 2020, respectively.
Projects Under Construction

The following table summarizes our projects under construction and related debt held in Operating Assets, the Seaport District and Strategic Developments as of June 30, 2020. Projects that are substantially complete and which have been placed into service in the Operating Assets or the Seaport District segment but have not reached stabilized occupancy status are included in the following table if the project has more than $1.0 million of estimated costs remaining to be incurred. Typically, these amounts represent budgeted tenant allowances necessary to bring the asset to stabilized occupancy. Tenant build-out costs represent a significant portion of the remaining costs for the following properties in the Operating Assets and Seaport District segments:

•	6100 Merriweather and Garage

•	Creekside Park West

•	Pier 17

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

($ in thousands)	Total Estimated Costs (a)	Costs Paid Through June 30, 2020 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Holdback to be Drawn	Debt to be Drawn (c)	Costs Remaining to be Paid, Net of Debt and Buyer Deposits/Holdbacks to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
Columbia
6100 Merriweather and Garage	$138,221	$99,787	$38,434	$—	$37,179	$1,255	(d)	Open
Juniper Apartments	116,386	92,312	24,074	—	23,907	167		Open
The Woodlands
Creekside Park West	22,625	18,095	4,530	—	3,662	868	(d)	Open
8770 New Trails	45,985	37,750	8,235	—	6,797	1,438		Open
Two Lakes Edge	107,706	89,780	17,926	—	15,206	2,720		Open
Bridgeland
Lakeside Row	48,412	41,133	7,279	—	5,444	1,835		Open
Summerlin
Tanager Apartments	59,276	52,266	7,010	—	4,777	2,233		Open
Total Operating Assets	538,611	431,123	107,488	—	96,972	10,516

Seaport District
Pier 17 and Seaport District Historic Area / Uplands	659,018	597,501	61,517	—	—	61,517	(d)(e)(f)	Open
Tin Building	173,452	89,453	83,999	—	—	83,999	(f)	2021
Total Seaport District	832,470	686,954	145,516	—	—	145,516

Strategic Developments
Chicago
110 North Wacker	722,643	434,629	288,014	—	288,014	—	(g)	Q3 2020
Columbia
Merriweather District Area 3 Standalone Retail	5,680	2,622	3,058	—	—	3,058		Q4 2020
The Woodlands
Creekside Park Apartments Phase II	57,472	11,629	45,843	—	43,386	2,457		Q2 2021
Millennium Phase III Apartments	45,033	20,433	24,600	—	24,031	569		Q4 2020
Ward Village
‘A‘ali‘i	411,900	190,578	221,322	9,635	220,919	(9,232)	(h)	2021
Anaha	401,314	398,063	3,251	—	—	3,251		Open
Ke Kilohana	218,898	213,560	5,338	—	—	5,338	(i)	Open
Kō'ula	487,039	75,100	411,939	95,905	304,223	11,811	(j)	2022
Waiea	566,084	423,909	142,175	—	—	142,175	(k)	Open
Total Strategic Developments	2,916,063	1,770,523	1,145,540	105,540	880,573	159,427
Combined Total at June 30, 2020	$4,287,144	$2,888,600	$1,398,544	$105,540	$977,545	$315,459

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

(b)	Costs included in (a) above which have been paid through June 30, 2020.

(c)	With respect to our condominium projects, remaining debt to be drawn is reduced by deposits utilized for construction.

(d)	Final completion is dependent on lease-up and tenant build-out.

(e)
Pier 17 and Seaport District Historic Area / Uplands Total Estimated Costs and Costs Paid Through June 30, 2020, include costs required for the Pier 17 and Seaport District Historic Area / Uplands and are not reduced by the insurance proceeds received to date.

(f)
We closed on a $250.0 million loan for the redevelopment of the Seaport District during the three months ended June 30, 2019. All proceeds, less the interest escrow, have been received, and future project costs will be funded with the loan proceeds, which are included in our cash balance.

(g)
110 North Wacker is a consolidated VIE discussed further in Note 3 - Real Estate and Other Affiliates. Total Estimated Costs exclude $76.0 million of the $86.0 million land value contributed to the venture at closing; The Debt to be Drawn includes future draws on the construction loan and anticipated equity partner and JV partner contributions. Costs Remaining to be Paid represent our remaining equity commitment. At loan closing, we received a $52.2 million cash distribution from the venture. In May 2019, we closed on a loan modification which reduced the amount of equity we are required to put into the project by $35.3 million.

(h)
Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to June 2020 costs that were paid by us, but not yet reimbursed by our lenders. We expect to receive funds from our lenders for these costs in the future.

(i)	The Ke Kilohana facility was repaid in June 2019 in conjunction with closing on the sales of units at the property.

(j)	We closed on a $356.8 million loan for the development of Kō'ula during the three months ended March 31, 2020.

(k)
Total estimate includes $115.4 million for necessary warranty repairs. However, we anticipate recovering a substantial amount of these costs in the future which is not reflected in this schedule. Refer to Note 10 - Commitments and Contingencies for additional information.

Corporate Income, Expenses and Other Items

Corporate income, expenses and other items decreased by $15.0 million to a $32.1 million net expense and decreased by $50.6 million to a $54.1 million net expense for the three and six months ended June 30, 2020, respectively, compared to the prior year periods.

Comparison of the three months ended June 30, 2020, to the three months ended June 30, 2019

Corporate income, expenses and other items was favorably impacted by the following:

•	$11.3 million decrease in the Provision for income taxes primarily due to a $58.7 million decrease in income before taxes;

•
$10.2 million decrease in General and administrative expenses primarily related to the reduction of labor costs due to workforce reductions, which are part of an overall plan to reduce recurring overhead costs, and lower travel and entertainment costs, which are attributable to COVID-19 travel restrictions; and

•
$4.0 million decrease in Development-related marketing costs primarily related to the reduction of costs at parts of Ward Village, including Kō'ula and ‘A‘ali‘i; Las Vegas Ballpark and the Seaport District.

Corporate income, expenses and other items was unfavorably impacted by the following:

•	$9.5 million decrease in corporate other income (loss), net due to the receipt of Superstorm Sandy insurance proceeds in the second quarter of 2019, which did not recur in 2020; and

•
$2.1 million increase in corporate interest expense, net primarily due to a decrease in interest income due to lower interest rates as well as a higher balance on our Revolver Loan, which we drew on at the end of March 2020.

Comparison of the six months ended June 30, 2020, to the six months ended June 30, 2019

Corporate income, expenses and other items was favorably impacted by the following:

•	$56.4 million decrease in the (Benefit) provision for income taxes primarily due to a $260.9 million decrease in income before taxes; and

•
$6.9 million decrease in Development-related marketing costs primarily related to the reduction of costs at parts of Ward Village, including Kō'ula and ‘A‘ali‘i; Las Vegas Ballpark and the Seaport District.

Corporate income, expenses and other items was unfavorably impacted by the following:

•	$8.9 million decrease in corporate other income (loss), net due to the receipt of Superstorm Sandy insurance proceeds in the second quarter of 2019, which did not recur in 2020; and

•
$3.6 million increase in corporate interest expense, net related to a higher balance on our Revolver Loan, which we drew on at the end of March 2020, as well as a decrease in interest income due to lower interest rates.

Liquidity and Capital Resources

In direct response to the unprecedented COVID-19 pandemic and the impacts on our four business segments, as well as the economy and capital markets in general, we initiated measures to increase our liquidity. In the second quarter 2020, we entered into an agreement to extend the existing Downtown Summerlin loan and the bridge loan for The Woodlands Towers at the Waterway and The Woodlands Warehouse. As previously reported, we also generated $593.7 million in proceeds from the issuance of common stock in the first quarter of 2020. We ended the quarter with $930.6 million of Cash and cash equivalents on our Condensed Consolidated Balance Sheets as of June 30, 2020.
Our primary sources of cash include cash flow from land sales in MPC, cash generated from our operating assets, condominium closings, deposits from condominium sales (which are restricted to funding construction of the related developments), equity offerings, first mortgage financings secured by our assets and the corporate bond markets. The sale of our non-core assets may also provide additional cash proceeds to our operating or investing activities. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. Uses of cash also include one-time charges associated with relocation expenses, retention and severance payments. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing non-discretionary obligations and anticipated ordinary course operating expenses for at least the next 12 months, even after taking into account the consequences of the COVID-19 pandemic discussed above. The development and redevelopment opportunities in Operating Assets and Strategic Developments are capital intensive and will require significant additional funding, if and when pursued. Any additional funding, if available, would be raised with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements, through the sale of non-core assets at the appropriate time, and lastly future equity raises. We cannot provide assurance that financing arrangements for our properties will be on favorable terms or occur at all, which could have a negative impact on our liquidity and capital resources. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our projects. We also provided completion guarantees to the City of New York for the redevelopment of Pier 17 and the Tin Building, as well as the Hawai’i Community Development Authority for reserve condominium units at Ward Village.

Total outstanding debt was $4.4 billion as of June 30, 2020. Certain mortgages may require paydowns in order to exercise contractual extension terms. Refer to Note 7 - Mortgages, Notes and Loans Payable, Net in the Condensed Consolidated Financial Statements. Our proportionate share of the debt of our real estate and other affiliates, which is non-recourse to us, totaled $99.9 million as of June 30, 2020. The following table summarizes our net debt on a segment basis as of June 30, 2020. Net debt is defined as Mortgages, notes and loans payable, including our ownership share of debt of our real estate and other affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

(In thousands) Segment Basis (a)	Operating Assets (b)	Master Planned Communities (c)	Seaport District (d)	Strategic Developments (e)	Segment Totals	Non- Segment Amounts	June 30, 2020
Mortgages, notes and loans payable	$2,340,663	$266,988	$340,125	$398,784	$3,346,560	$1,054,503	$4,401,063
Mortgages, notes and loans payable of real estate and other affiliates	79,331	6,205	14,350	—	99,886	—	99,886
Less:
Cash and cash equivalents	(42,161)	(99,211)	(4,221)	(7,104)	(152,697)	(777,900)	(930,597)
Cash and cash equivalents of real estate and other affiliates	(3,118)	(47,525)	(834)	(1,434)	(52,911)	—	(52,911)
Special Improvement District receivables	—	(40,963)	—	—	(40,963)	—	(40,963)
Municipal Utility District receivables, net	—	(320,439)	—	—	(320,439)	—	(320,439)
TIF receivable	—	—	—	(4,032)	(4,032)	—	(4,032)
Net debt	$2,374,715	$(234,945)	$349,420	$386,214	$2,875,404	$276,603	$3,152,007

(a)	Please refer to Note 18 - Segments in our Condensed Consolidated Financial Statements.

(b)
Includes our share of Mortgages, notes and loans payable and Cash and cash equivalents of our real estate and other affiliates in the Operating Assets segment (Woodlands Sarofim #1, The Metropolitan Downtown Columbia, Stewart Title of Montgomery County and m.flats/TEN.M).

(c)	Includes our share of Mortgages, notes and loans payable and Cash and cash equivalents of our real estate and other affiliates in the MPC segment (The Summit).

(d)	Includes our share of Mortgages, notes and loans payable and Cash and cash equivalents of our real estate and other affiliates in the Seaport District segment (Mr. C Seaport and Bar Wayō).

(e)	Includes our share of Cash and cash equivalents of our real estate and other affiliates in the Strategic Developments segment (KR Holdings, HHMK Development and Circle T Ranch and Power Center).

During the second quarter of 2020, the COVID-19 pandemic necessitated temporary closure of some of the Company’s Operating Assets, primarily retail and hospitality properties. As a result of the decline in interim operating results for certain of these properties, as of June 30, 2020, the Company did not meet the debt service coverage ratio required to maintain our outstanding Senior Secured Credit Facility Revolver Loan balance of $61.3 million and a semi-annual operating covenant within our $62.5 million loan for The Woodlands Resort and Conference Center. The Revolver Loan requires a full repayment cure of the outstanding revolver balance for the debt service coverage ratio test. We expect to repay the outstanding balance under the Revolver Loan of $61.3 million during the third quarter of 2020. We remain in full compliance of the $615.0 million Term Loan portion of the Senior Secured Credit Facility. The loan for The Woodlands Resort and Conference Center provides a partial repayment cure for the debt service coverage ratio test. Management plans to negotiate a modification of the existing terms of the Woodlands Resort and Conference Center loan with the lender in the third quarter of 2020 and receive a waiver of the $24.1 million repayment to cure. As of June 30, 2020, the Company did not meet the debt service coverage ratios for two loan agreements related to the Self-Storage Operating Assets. Both loans, which total $10.9 million, provide a partial repayment cure for the debt service coverage ratio test totaling $2.0 million. Management plans to negotiate a modification of the existing terms of the Self-Storage loans or partially repay the loans in the third quarter of 2020.

As of June 30, 2020, apart from the items above, the Company was in compliance with all remaining financial covenants included in the agreements governing its indebtedness.

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

Net cash used in operating activities was $98.6 million for the six months ended June 30, 2020, as compared to net cash provided by operating activities of $160.3 million for the six months ended June 30, 2019. The $258.9 million net increase in cash used in operating activities in the six months ended June 30, 2020, compared to the same period in 2019 was primarily related to the current period net loss, timing of condominium development expenditures and closings, which were partially offset by proceeds received from the sale of lease receivable, and condominium deposits received.

Investing Activities

Net cash used in investing activities was $267.5 million and $354.1 million for the six months ended June 30, 2020, and 2019, respectively. The $86.7 million decrease in cash used was primarily the result of the decrease in property development and redevelopment expenditures, and a decrease in operating property improvements expenditures during the six months ended June 30, 2020, with the most significant decrease relating to Pier 17.

Financing Activities

Net cash provided by financing activities was $934.3 million for six months ended June 30, 2020, as compared to net cash provided by financing activities of $318.3 million for six months ended June 30, 2019. The increase of $616.0 million was primarily due to the proceeds from issuance of common stock, which was partially offset by a decrease in contributions from noncontrolling interest. Principal payments on mortgages, notes and loans payable decreased by $112.5 million during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing, the financings are non-recourse to us and totaled $208.6 million as of June 30, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk with respect to our variable-rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps, collars and caps. As of June 30, 2020, of our $2.5 billion of variable-rate debt outstanding, $705.0 million is swapped to a fixed rate and $270.9 million is subject to interest rate collars. We may enter into interest rate cap contracts to mitigate our exposure to rising interest rates. We have a cap contract for our credit facility for The Woodlands and Bridgeland, of which $250.0 million is outstanding and $75.0 million is capped. As properties are placed into service and become stabilized, we typically refinance the variable-rate debt with long-term fixed-rate debt.
As of June 30, 2020, annual interest costs would increase approximately $18.3 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 7 - Mortgages, Notes and Loans Payable, Net and Note 9 - Derivative Instruments and Hedging Activities in our Condensed Consolidated Financial Statements. See also the Liquidity and Capital Resources section of Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 - Mortgages, Notes and Loans Payable, Net for discussion of the impact of COVID-19 on our business, including our success in closing on and extending various debt facilities after the onset of the pandemic.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

Due to the COVID-19 pandemic, beginning on March 13, 2020, we instituted an ongoing telecommuting arrangement for employees whose job duties are conducive to working from home. Our transition of a large portion of associates working remotely did not have a material effect on our internal controls over financial reporting.

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

•
we have reopened all of our hotels, but capacity and operations have been substantially reduced for the time being due to the significant adverse impact on the hospitality industry, which has resulted in dramatically curtailed business and leisure travel, and the recent surge in COVID-19 cases in Texas may force us to close the hotels again (revenues from our hotel properties accounted for 7% of our revenues for the year ended December 31, 2019);

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

•
lost revenue due to the cancellation of the 2020 season for the Las Vegas Aviators, our Triple-A professional baseball team, (revenues from the Las Vegas Aviators accounted for 2% of our revenues for the year ended December 31, 2019);

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

•
our ability to reopen the Seaport District in a timely manner, which is now completely closed, and our ability to resume the Seaport District summer concert series which has been postponed until 2021, the revenue and sponsorship of which historically has been a meaningful contribution to our annual revenue;

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

•	our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;

•	a complete or partial closure of, or other operational issues at, one or more of our MPCs or our corporate headquarters resulting from government action or otherwise;

•	delays in, or our ability to complete, our “Transformation Plan” on the expected terms or timing; and

•
difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities.

The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Although many cities and states have lifted restrictions instituted in response to the COVID-19 pandemic, we cannot predict whether and to what extent the restrictions will be reinstated, whether additional cities and states will implement similar restrictions or when restrictions currently in place will expire.

The effects of restrictions on our operations, including future restrictions and extended periods of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. The COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in the Annual Report should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

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

4.2	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3, filed March 27, 2020)

4.3	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, filed March 27, 2020)

4.4	Form of Senior Note (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3, filed March 27, 2020)

4.5	Form of Subordinated Note (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3, filed March 27, 2020)

4.6*	Form of Deposit Agreement

4.7*	Form of Warrant Agreement

4.8*	Form of Purchase Contract Agreement

4.9*	Form of Unit Agreement

10.1**	The Howard Hughes Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 20, 2020)

10.2**
First Amendment to Amended and Restated Employment Agreement dated June 24, 2020, between The Howard Hughes Corporation and David O’Reilly (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed June 25, 2020)

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* To be filed by amendment to the Form S-3 filed on March 27, 2020 or by a Current Report on Form 8-K.
**   Management contract, compensatory plan or arrangement
+   Filed herewith
++ Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ David R. O’Reilly
David R. O’Reilly
President and Chief Financial Officer
August 3, 2020