Form 10-Q
period 2020-09-30
Howard Hughes Corp
filed 2020-11-05
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-34856
THE HOWARD HUGHES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4673192
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

9950 Woodloch Forest Drive, Suite 1100, The Woodlands, Texas 77380
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered:
Common stock, par value $0.01 per share	HHC	New York Stock Exchange

The number of shares of common stock, $0.01 par value, outstanding as of November 2, 2020 was 54,922,801.

HHC 2020 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands except par values and share amounts	September 30, 2020	December 31, 2019
ASSETS
Investment in real estate:
Master Planned Communities assets	$1,693,478	$1,655,674
Buildings and equipment	4,069,640	3,813,595
Less: accumulated depreciation	(600,211)	(507,933)
Land	361,418	353,022
Developments	1,110,101	1,445,997
Net property and equipment	6,634,426	6,760,355
Investment in real estate and other affiliates	389,882	121,757
Net investment in real estate	7,024,308	6,882,112
Net investment in lease receivable	2,928	79,166
Cash and cash equivalents	857,390	422,857
Restricted cash	233,111	197,278
Accounts receivable, net	10,087	12,279
Municipal Utility District receivables, net	331,451	280,742
Notes receivable, net	52,136	36,379
Deferred expenses, net	112,503	133,182
Operating lease right-of-use assets, net	57,087	69,398
Prepaid expenses and other assets, net	360,244	300,373
Total assets	$9,041,245	$8,413,766

LIABILITIES
Mortgages, notes and loans payable, net	$4,219,334	$4,096,470
Operating lease obligations	69,246	70,413
Deferred tax liabilities	178,433	180,748
Accounts payable and accrued expenses	830,209	733,147
Total liabilities	5,297,222	5,080,778

Commitments and Contingencies (see Note 10)
Redeemable noncontrolling interest	30,361	—

EQUITY
Preferred stock: $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $.01 par value; 150,000,000 shares authorized, 55,974,883 issued and 54,921,748 outstanding as of September 30, 2020, and 150,000,000 shares authorized, 43,635,893 shares issued and 42,585,633 outstanding as of December 31, 2019	561	437
Additional paid-in capital	3,942,173	3,343,983
Accumulated deficit	(65,910)	(46,385)
Accumulated other comprehensive loss	(42,831)	(29,372)
Treasury stock, at cost, 1,053,135 shares as of September 30, 2020, and 1,050,260 shares as of December 31, 2019	(120,706)	(120,530)
Total stockholders' equity	3,713,287	3,148,133
Noncontrolling interests	375	184,855
Total equity	3,713,662	3,332,988
Total liabilities and equity	$9,041,245	$8,413,766
See Notes to Condensed Consolidated Financial Statements.

HHC 2020 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per share amounts	2020	2019	2020	2019
REVENUES
Condominium rights and unit sales	$142	$9,999	$185	$443,931
Master Planned Communities land sales	39,248	77,368	136,053	177,001
Rental revenue	70,072	70,344	241,522	206,168
Other land, rental and property revenues	35,748	63,801	82,092	165,054
Builder price participation	9,230	9,660	25,936	24,224
Total revenues	154,440	231,172	485,788	1,016,378

EXPENSES
Condominium rights and unit cost of sales	1,087	7,010	105,336	365,324
Master Planned Communities cost of sales	15,899	33,304	58,560	78,128
Operating costs	58,272	81,222	168,763	221,529
Rental property real estate taxes	15,448	9,080	44,225	28,585
Provision for (recovery of) doubtful accounts	1,387	(107)	4,954	(195)
Demolition costs	—	138	—	737
Development-related marketing costs	1,912	5,341	6,541	16,874
General and administrative	23,441	33,990	84,755	92,322
Depreciation and amortization	52,395	40,093	160,995	115,142
Total expenses	169,841	210,071	634,129	918,446

OTHER
Provision for impairment	—	—	(48,738)	—
Gain (loss) on sale or disposal of real estate and other assets, net	108	24,201	46,232	24,051
Other income (loss), net	1,284	1,337	(793)	11,798
Total other	1,392	25,538	(3,299)	35,849

Operating income (loss)	(14,009)	46,639	(151,640)	133,781

Selling profit from sales-type leases	—	13,537	—	13,537
Interest income	358	2,872	1,908	7,696
Interest expense	(31,872)	(28,829)	(98,717)	(76,358)
Gain (loss) on extinguishment of debt	(13,166)	—	(13,166)	—
Equity in earnings (losses) from real estate and other affiliates	266,838	4,542	269,635	20,847
Income (loss) before taxes	208,149	38,761	8,020	99,503
Provision (benefit) for income taxes	44,147	8,718	3,203	24,207
Net income (loss)	164,002	30,043	4,817	75,296
Net (income) loss attributable to noncontrolling interests	(24,292)	(285)	(24,325)	(240)
Net income (loss) attributable to common stockholders	$139,710	$29,758	$(19,508)	$75,056

Basic income (loss) per share	$2.52	$0.69	$(0.38)	$1.74
Diluted income (loss) per share	$2.51	$0.69	$(0.38)	$1.73
See Notes to Condensed Consolidated Financial Statements.

HHC 2020 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2020	2019	2020	2019
Net income (loss)	$164,002	$30,043	$4,817	$75,296
Other comprehensive income (loss):
Interest rate swaps (a)	5,923	(6,207)	(24,558)	(25,259)
Capitalized swap interest expense (b)	—	—	—	(73)
Terminated swap amortization	(577)	(764)	(1,835)	(2,055)
Other comprehensive income (loss)	5,346	(6,971)	(26,393)	(27,387)
Comprehensive income (loss)	169,348	23,072	(21,576)	47,909
Comprehensive income (loss) attributable to noncontrolling interests	(24,292)	(285)	(24,325)	(240)
Comprehensive income (loss) attributable to common stockholders	$145,056	$22,787	$(45,901)	$47,669

(a)
Amounts are shown net of deferred tax expense of $1.3 million for the three months ended September 30, 2020, and a deferred tax benefit of $1.7 million for the three months ended September 30, 2019. Amounts are shown net of deferred tax benefit of $5.6 million for the nine months ended September 30, 2020, and $7.0 million for the nine months ended September 30, 2019.

(b)	The deferred tax impact was zero for the three and nine months ended September 30, 2020, and the three months ended September 30, 2019, and not meaningful for the nine months ended September 30, 2019.

See Notes to Condensed Consolidated Financial Statements.

HHC 2020 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
thousands except shares	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests (a)	Equity
Balance, June 30, 2020	55,981,559	$561	$3,941,516	$(205,621)	$(61,111)	(1,050,260)	$(120,530)	$3,554,815	$184,888	$3,739,703
Net income (loss), excluding $24,270 attributable to redeemable noncontrolling interest	—	—	—	139,710	—	—	—	139,710	22	139,732
Interest rate swaps, net of tax of $1,349	—	—	—	—	5,923	—	—	5,923	—	5,923
Terminated swap amortization	—	—	—	—	(577)	—	—	(577)	—	(577)
Reclassification of redeemable noncontrolling interest to temporary equity	—	—	—	—	—	—	—	—	(6,091)	(6,091)
Derecognition of 110 North Wacker (b)	—	—	—	1	12,934			12,935	(178,444)	(165,509)
Common stock offering costs	—	—	3	—	—	—	—	3	—	3
Stock plan activity	(6,676)	—	654	—	—	(2,875)	(176)	478	—	478
Balance, September 30, 2020	55,974,883	$561	3,942,173	$(65,910)	$(42,831)	(1,053,135)	$(120,706)	$3,713,287	$375	$3,713,662
(a) Excludes redeemable noncontrolling interest, which is reflected in temporary equity. See Note 3 - Real Estate and Other Affiliates.
(b) Related to deconsolidation of 110 North Wacker. Refer to Note 3 - Real Estate and Other Affiliates for additional information.

Balance, June 30, 2019	43,661,694	$437	$3,329,062	$(75,043)	$(28,542)	(519,849)	$(62,190)	$3,163,724	$188,043	$3,351,767
Net income (loss)	—	—	—	29,758	—	—	—	29,758	285	30,043
Interest rate swaps, net of tax of $1,719	—	—	—	—	(6,207)	—	—	(6,207)	—	(6,207)
Terminated swap amortization	—	—	—	—	(764)	—	—	(764)	—	(764)
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	—	—	177	177
Contributions to real estate and other affiliates	—	—	—	—	—	—	—	—	—	—
Stock plan activity	91,083	1	5,039	—	—	—	—	5,040	—	5,040
Balance, September 30, 2019	43,752,777	$438	$3,334,101	$(45,285)	$(35,513)	(519,849)	$(62,190)	$3,191,551	$188,505	$3,380,056

HHC 2020 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
thousands except shares	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests (a)	Equity
Balance, December 31, 2019	43,635,893	$437	$3,343,983	$(46,385)	$(29,372)	(1,050,260)	$(120,530)	$3,148,133	$184,855	$3,332,988
Net income (loss), excluding $24,270 attributable to redeemable noncontrolling interest	—	—	—	(19,508)	—	—	—	(19,508)	55	(19,453)
Interest rate swaps, net of tax of $5,611	—	—	—	—	(24,558)	—	—	(24,558)	—	(24,558)
Terminated swap amortization	—	—	—	—	(1,835)	—	—	(1,835)	—	(1,835)
Reclassification of redeemable noncontrolling interest to temporary equity	—	—	—	—	—	—	—	—	(6,091)	(6,091)
Derecognition of 110 North Wacker (b)			—	1	12,934			12,935	(178,444)	(165,509)
Adoption of ASU 2016-13	—	—	—	(18)	—	—	—	(18)	—	(18)
Common stock issued	12,270,900	123	593,493	—	—	—	—	593,616	—	593,616
Stock plan activity	68,090	1	4,697	—	—	(2,875)	(176)	4,522	—	4,522
Balance, September 30, 2020	55,974,883	$561	$3,942,173	$(65,910)	$(42,831)	(1,053,135)	$(120,706)	$3,713,287	$375	$3,713,662
(a) Excludes redeemable noncontrolling interest, which is reflected in temporary equity. See Note 3 - Real Estate and Other Affiliates.
(b) Related to deconsolidation of 110 North Wacker. Refer to Note 3 - Real Estate and Other Affiliates for additional information.

Balance, December 31, 2018	43,511,473	$436	$3,322,433	$(120,341)	$(8,126)	(519,849)	$(62,190)	$3,132,212	$105,914	$3,238,126
Net income (loss)	—	—	—	75,056	—	—	—	75,056	240	75,296
Interest rate swaps, net of tax of $6,968	—	—	—	—	(25,259)	—	—	(25,259)	—	(25,259)
Terminated swap amortization	—	—	—	—	(2,055)	—	—	(2,055)	—	(2,055)
Capitalized swap interest, net of tax of $20	—	—	—	—	(73)	—	—	(73)	—	(73)
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	—	—	(2,538)	(2,538)
Contributions to real estate and other affiliates	—	—	—	—	—	—	—	—	84,889	84,889
Stock plan activity	241,304	2	11,668	—	—	—	—	11,670	—	11,670
Balance, September 30, 2019	43,752,777	$438	$3,334,101	$(45,285)	$(35,513)	(519,849)	$(62,190)	$3,191,551	$188,505	$3,380,056

See Notes to Condensed Consolidated Financial Statements.

HHC 2020 FORM 10-Q | 7

FINANCIAL STATEMENTS	Table of Contents

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
thousands	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,817	$75,296
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation	146,345	106,328
Amortization	14,082	7,584
Amortization of deferred financing costs	10,392	8,126
Amortization of intangibles other than in-place leases	510	618
Straight-line rent amortization	(10,277)	(4,833)
Deferred income taxes	1,186	23,191
Restricted stock and stock option amortization	4,000	9,902
Net gain on sales and acquisitions of properties	—	(24,201)
Net gain on sale of lease receivable	(38,124)	—
Proceeds from the sale of lease receivable	64,155	—
Loss on extinguishment of debt	9,604	—
Selling profit from sales-type leases	—	(13,537)
Impairment charges	60,762	—
Equity in (earnings) losses from real estate and other affiliates, net of distributions	(267,168)	(12,260)
Provision for doubtful accounts	16,835	3,698
Master Planned Communities land acquisitions	—	(752)
Master Planned Communities development expenditures	(160,217)	(180,733)
Master Planned Communities cost of sales	55,470	78,040
Condominium development expenditures	(175,536)	(165,520)
Condominium rights and unit cost of sales	99,314	365,324
Net changes:
Accounts and notes receivable	(17,514)	(2,544)
Prepaid expenses and other assets	(37,345)	(3,827)
Condominium deposits received	102,606	(93,530)
Deferred expenses	(20,716)	(29,613)
Accounts payable and accrued expenses	(32,979)	(9,561)
Cash (used in) provided by operating activities	(169,798)	137,196
CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(830)	(5,395)
Operating property improvements	(28,490)	(44,083)
Property development and redevelopment	(379,219)	(492,279)
Acquisition of assets	—	(579)
Proceeds from sales of properties	—	9,460
Proceeds from (reimbursements under) Tax Increment Financings	4,887	3,224
Distributions from real estate and other affiliates	2,049	315
Investments in real estate and other affiliates, net	(2,919)	(6,469)
Cash used in investing activities	(404,522)	(535,806)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes and loans payable	1,324,360	638,686
Proceeds from issuance of common stock	593,617	—
Principal payments on mortgages, notes and loans payable	(861,975)	(196,081)
Special Improvement District bond funds released from (held in) escrow	4,562	1,777
Deferred financing costs and bond issuance costs, net	(16,399)	(14,468)
Taxes paid on stock options exercised and restricted stock vested	(844)	(987)
Stock options exercised	1,365	3,208
Contribution from (issuance of) noncontrolling interest	—	84,889
Cash provided by financing activities	1,044,686	517,024
Net change in cash, cash equivalents and restricted cash	470,366	118,414
Cash, cash equivalents and restricted cash at beginning of period	620,135	724,215
Cash, cash equivalents and restricted cash at end of period	$1,090,501	$842,629

HHC 2020 FORM 10-Q | 8

FINANCIAL STATEMENTS	Table of Contents

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
thousands	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$154,448	$137,967
Interest capitalized	53,699	55,110
Income taxes paid (refunded), net	312	(409)

NON-CASH TRANSACTIONS
Accrued property improvements, developments, and redevelopments	(88,867)	33,151
Special Improvement District bond transfers associated with land sales	3,090	88
Special Improvement District bonds held in third party escrow	22,750	—
Accrued interest on construction loan borrowing	9,743	4,627
Capitalized stock compensation	1,107	1,325
Initial recognition of ASC 842 Operating lease ROU asset	493	72,106
Initial recognition of ASC 842 Operating lease obligation	493	71,888

See Notes to Condensed Consolidated Financial Statements.

HHC 2020 FORM 10-Q | 9

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

1. Basis of Presentation and Organization

General The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the “SEC”), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (“Quarterly Report”) should refer to The Howard Hughes Corporation’s (“HHC” or the “Company”) audited Consolidated Financial Statements, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020 (the “Annual Report”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and equity for the interim periods have been included. The results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, and future fiscal years.

Certain amounts in the 2020 and 2019 results of operations have been reclassified to conform to the current presentation. Specifically, the Company reclassified minimum rents, tenant recoveries, and interest income from sales-type leases to Rental revenue; hospitality revenues, other land revenues, and other rental and property revenues to Other land, rental and property revenues; and master planned communities operations, and other property operating costs, rental property maintenance costs, and hospitality operating costs to Operating costs. In addition, certain labor costs previously presented in the Master Planned Communities (“MPC”) property operating costs were reclassified to corporate General and administrative expense.

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

Accounts Receivable, net Due to the impacts of COVID-19 on the collectability of the Company’s accounts receivable, the Company completed an analysis of its collections and determined an additional reserve was required related to its Retail accounts receivable. Upon assessment of its uncollectible Accounts receivable, net balances, the Company determined that a reserve for estimated losses under ASC 450 - Contingencies is required, in addition to the specific reserve required under ASC 842 - Leases, as the amount is probable and can be reasonably estimated. As a result, the Company recorded a specific reserve as contra revenue under ASC 842 of $9.7 million for the three months ended September 30, 2020, and $16.9 million for the nine months ended September 30, 2020. In addition the Company recorded an ASC 450 reserve of $1.7 million for the three months ended September 30, 2020, and $5.9 million for the nine months ended September 30, 2020, in the Provision for (recovery of) doubtful accounts on the Condensed Consolidated Statements of Operations.

Impairment of Long-lived Assets During the first quarter of 2020, in conjunction with the Company’s quarterly impairment assessment, the Company recorded a $48.7 million impairment charge for Outlet Collection at Riverwalk, due to decreases in estimated future cash flows resulting from the impact of a shorter than anticipated holding term due to management’s plans to divest the non-core operating asset and decreased demand and reduced interest in brick and mortar retail due to the impact of COVID-19, as well as an increase in the capitalization rate used to evaluate future cash flows due to the impact of COVID-19. See Note 5 - Impairment for additional information.

HHC 2020 FORM 10-Q | 10

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

Business Closures In the first quarter of 2020, the Company experienced closures of its Seaport District retail and food and beverage assets as well as the three hotels in The Woodlands, and the Company temporarily laid off the majority of its staff in each impacted location.

The Company reopened The Woodlands Resort & Conference Center in May 2020, with 54% of rooms available for use at the end of the third quarter. The Embassy Suites at Hughes Landing reopened in June 2020, with 100% of rooms available for use. The Westin at The Woodlands reopened its primary restaurant, Sorriso, in April 2020, subject to local guidance, and reopened 100% of the guest rooms on July 1, 2020. Despite these reopenings, the Company continues to see significant declines in occupancy through the third quarter of 2020, compared to levels achieved prior to the impact of the pandemic.

Many of the Seaport District retail and food and beverage assets resumed operations in the third quarter of 2020, on a limited basis, including The Fulton, Cobble & Co. and Malibu Farm. The Company retained key personnel at these locations to facilitate the efficient start-up of operations as restrictions were lifted. The Seaport summer concert series was cancelled for the 2020 season and the Company is in the process of rescheduling for 2021. In August, in place of the concert series, a new concept at the Pier 17 rooftop was launched called The Greens, which allows groups of up to eight people to reserve their own 14-foot by 14-foot green space. The Greens generated high customer demand for the outdoor venue and helped to fulfill obligations under the Company’s sponsorship agreements, which would have been drastically reduced without the summer concert series.

Liquidity In direct response to the COVID-19 pandemic and the impacts on the Company’s four business segments, as well as the economy and capital markets in general, the Company initiated measures to increase its liquidity. During the nine months ended September 30, 2020, the Company completed a common stock offering and entered into new financings and extensions of existing loans. See Note 15 - Earnings Per Share and Note 7 - Mortgages, Notes and Loans Payable, Net.

Use of Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions include, but are not limited to, capitalization of development costs, provision for income taxes, recoverable amounts of receivables, and deferred tax assets, initial valuations of tangible and intangible assets acquired and the related useful lives of assets upon which depreciation and amortization is based. Estimates and assumptions have also been made with respect to future revenues and costs, debt and options granted. In particular, MPC cost of sales estimates are highly judgmental as they are sensitive to cost escalation, sales price escalation and lot absorption, which are subject to judgment and affected by expectations about future market or economic conditions. Actual results could differ from these and other estimates. It is reasonably possible these estimates will change in the near term due to the rapid development and fluidity of the events and circumstances resulting from the COVID-19 pandemic.

Noncontrolling interest As of September 30, 2020, Noncontrolling interests is related to the Ward Village Homeowners’ Associations (“HOAs”). All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to common stockholders. As of December 31, 2019, Noncontrolling interests is related to the HOAs, as well as noncontrolling interest in the 110 North Wacker venture. See Note 3 - Real Estate and Other Affiliates for details on the 110 North Wacker ownership structure.

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

HHC 2020 FORM 10-Q | 11

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

Corporate Restructuring During the quarter ended December 31, 2019, the Company initiated a plan to strategically realign and streamline certain aspects of its business, including selling approximately $2.0 billion of non-core assets, reducing overhead and relocating its corporate headquarters. In the third quarter of 2020, the Company consolidated its Dallas corporate headquarters with its largest regional office in The Woodlands. Charges of $34.3 million associated with retention and severance expenses were recorded in 2019, and $2.1 million was recorded in the nine months ended September 30, 2020. The Company expects to incur an additional $0.2 million to $0.7 million related to relocation, retention and severance expenses in the remainder of 2020. The restructuring costs are included in Corporate income, expenses and other items in Note 18 - Segments. The Company expects to conclude its restructuring activity, excluding the disposition of non-core assets, in 2020.
The following table summarizes the changes to the restructuring liability included in Accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets:

thousands	Restructuring costs
Balance at December 31, 2019	$9,685
Charges (a)	2,058
Charges paid/settled	(11,015)
Balance at September 30, 2020	$728

(a)	Charges relate to relocation, retention and severance expenses and are included in General and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

CEO Transition On September 17, 2020, Paul Layne retired as our Chief Executive Officer and simultaneously agreed to step down from the Company’s Board of Directors. David O’Reilly, our President and Chief Financial Officer, agreed to additionally serve as our interim Chief Executive Officer until a permanent Chief Executive Officer is appointed. The Company has commenced a search for a permanent Chief Executive Officer and will consider both internal and external candidates. Pursuant to a Separation and Release Agreement between Mr. Layne and the Company, the Company agreed to continue to pay Mr. Layne his base salary, and permit him to continue participating in Company benefit programs, through November 16, 2020, and to credit Mr. Layne through that date for purposes of calculating the prorated target bonus included in his severance package. In September 2020, the Company recognized $1.4 million in expense related to Mr. Layne’s salary and benefits through November 16, 2020, cash severance, restricted stock acceleration, prorated bonus, and forfeited options.

2. Accounting Policies and Pronouncements

Recently Issued Accounting Standards The following is a summary of recently issued and other notable accounting pronouncements which relate to the Company’s business.

ASU 2020-04, Reference Rate Reform The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform when certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has applied certain optional expedients, that are retained through the end of the hedging relationship. The amendments in this Update are effective as of March 12, 2020, through December 31, 2022. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedge transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.

HHC 2020 FORM 10-Q | 12

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes The amendments in this Update simplify the accounting for income taxes by removing certain exceptions from ASC 740. Additionally, the amendments in this Update also simplify the accounting for income taxes by requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax, requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination, and other targeted changes. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company is currently evaluating the impact that the adoption of ASU 2019-12 may have on its Condensed Consolidated Financial Statements.

ASU 2019-08, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) The amendments in this Update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of the share-based payment award. The classification and subsequent measurement of the award are subject to the guidance in Topic 718 unless the share-based payment award is subsequently modified, and the grantee is no longer a customer. The effective date of the amendments is for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2019-08 as of January 1, 2020, and it did not have a material effect on its Condensed Consolidated Financial Statements.

ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments The amendments in this update provide clarification on certain aspects of the amendments in ASU 2016-13, Financial Instruments—Credit Losses, ASU 2017-12, Derivatives and Hedging, and ASU 2016-01, Financial Instruments—Overall. The effective date of the standard is for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2019-04 as of January 1, 2020. See further discussion regarding adoption of ASU 2016-13 for the impact of amendments to Financial Instruments-Credit Losses. The amendments to Derivatives and Hedging, and Financial Instruments-Overall did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities This standard is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The effective date of the standard is for fiscal years, and interim periods within those years, beginning after December 15, 2019. The new standard must be adopted retrospectively with early adoption permitted. The Company adopted ASU 2018-17 as of January 1, 2020, and it did not have a material effect on its Condensed Consolidated Financial Statements.

ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract This standard is intended to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal use software license). The standard requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. This standard also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The new standard may be adopted prospectively or retrospectively with early adoption permitted. The Company adopted ASU 2018-15 prospectively as of January 1, 2020. There was no material impact to the Company’s Condensed Consolidated Financial Statements upon adoption.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level-3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. Early adoption is permitted. The Company adopted ASU 2018-13 as of January 1, 2020. The amended disclosure requirements did not have a material impact to the Company’s Condensed Consolidated Financial Statements upon adoption.

HHC 2020 FORM 10-Q | 13

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) This standard is intended to simplify the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test. In computing the implied fair value of goodwill under step two, an entity determined the fair value at the impairment testing date of its assets and liabilities, including unrecognized assets and liabilities, following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognizing the impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. The effective date of the standard is for fiscal periods, and interim periods within those years, beginning after December 15, 2019. The new standard must be adopted prospectively with early adoption permitted. The Company adopted ASU 2017-04 as of January 1, 2020, and will eliminate step two from its goodwill impairment tests. There was no material impact to the Condensed Consolidated Financial Statements upon adoption.

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

The following table summarizes the amortized cost basis of financing receivables by receivable type as of September 30, 2020:

thousands	MUD Receivables	SID Receivables	TIF Receivables	Net Investments in Lease Receivable	Notes Receivable	Total
Ending balance as of September 30, 2020	$331,451	$60,198	$1,980	$2,946	$52,312	$448,887

Accrued interest of $17.7 million as of September 30, 2020, and $19.7 million as of September 30, 2019, are included within Municipal Utility District receivables on the Company’s Condensed Consolidated Balance Sheets.

The following table presents the activity in the allowance for credit losses for financing receivables by receivable type for the nine months ended September 30, 2020:

thousands	MUD Receivables	SID Receivables	TIF Receivables	Net Investments in Lease Receivable	Notes Receivable	Trade Accounts Receivable (a)
Beginning balance as of January 1, 2020	$—	$—	$—	$17	$209	$—
Current-period provision for expected credit losses	—	—	—	—	(32)	109
Write-offs	—	—	—	—	(1)	(44)
Recoveries	—	—	—	—	—	—
Ending balance as of September 30, 2020	$—	$—	$—	$17	$176	$65

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

There have been no significant write-offs or recoveries of amounts previously written-off during the current period for financing receivables.

HHC 2020 FORM 10-Q | 14

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

3. Real Estate and Other Affiliates

As of September 30, 2020, the Company is not the primary beneficiary of any of the investments listed below as it does not have the power to direct the activities that most significantly impact the economic performance of the ventures. As a result, the Company reports its interests in accordance with the equity method. As of September 30, 2020, approximately $491.4 million of indebtedness was secured by the properties owned by the Company’s real estate and other affiliates, of which the Company’s share was $252.5 million based upon economic ownership. All of this indebtedness is without recourse to the Company, with the exception of $100.6 million related to 110 North Wacker.

Equity investments in real estate and other affiliates are reported as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except percentages	2020	2019	2020	2019	2020	2019	2020	2019
Equity Method Investments
Operating Assets:
110 North Wacker (a)	—%	—%	$273,608	n/a	$267,518	n/a	$267,518	n/a
The Metropolitan Downtown Columbia (b)	50%	50%	—	—	215	172	637	478
Stewart Title of Montgomery County, TX	50%	50%	4,052	4,175	375	306	878	579
Woodlands Sarofim #1	20%	20%	3,091	2,985	32	38	96	89
m.flats/TEN.M	50%	50%	1,820	2,431	340	(75)	496	(1,576)
Master Planned Communities:
The Summit (c)	—%	—%	85,327	84,455	(1,563)	4,523	4,403	18,859
Seaport District:
Mr. C Seaport	—%	35%	—	7,650	—	(545)	(6,900)	(1,628)
Bar Wayō (Momofuku) (c)	—%	—%	6,963	7,469	(288)	(160)	(2,064)	(160)
Strategic Developments:
Circle T Ranch and Power Center	50%	50%	10,686	8,207	216	400	891	691
HHMK Development	50%	50%	10	10	—	—	—	—
KR Holdings	50%	50%	372	422	(7)	(117)	(44)	(110)
			385,929	117,804	266,838	4,542	265,911	17,222
Other equity investments (d)			3,953	3,953	—	—	3,724	3,625
Investments in real estate and other affiliates			$389,882	$121,757	$266,838	$4,542	$269,635	$20,847

(a)
During the third quarter of 2020, 110 North Wacker was completed and placed in service. This triggered a reconsideration event that resulted in the deconsolidation of 110 North Wacker and the recognition of the retained equity method investment at fair market value. The gain on deconsolidation was recorded in the Strategic Developments segment. The equity method investment was transferred from the Strategic Development segment to the Operating Asset segment. Refer to the discussion below for additional details.

(b)
The Metropolitan Downtown Columbia was in a deficit position of $4.5 million at September 30, 2020, and $4.7 million at December 31, 2019, due to distributions from operating cash flows in excess of basis. These deficit balances are presented in Accounts payable and accrued expenses at September 30, 2020, and December 31, 2019.

(c)	Refer to the discussion below for details on the ownership structure.

(d)
Other equity investments represent equity investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year 2020, or cumulatively.

Significant activity for real estate and other affiliates and the related accounting considerations are described below.

Mr. C Seaport As of December 31, 2019 and June 30, 2020, the Mr. C Seaport variable interest entity (“VIE”) did not have sufficient equity at risk to finance its operations without additional financial support and the carrying value of the Company’s investment was classified as Investments in real estate and other affiliates in the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2020, the Company recognized a $6.0 million impairment of its equity investment in Mr. C Seaport. During the three months ended September 30, 2020, the Company completed the sale of its 35% equity investment in Mr. C Seaport. Refer to Note 4 - Recent Transactions and Note 5 - Impairment for additional information.

110 North Wacker The Company formed a partnership with a local developer (the “Partnership”) during the second quarter of 2017. During the second quarter of 2018, the Partnership executed an agreement with USAA related to 110 North Wacker

HHC 2020 FORM 10-Q | 15

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

(collectively, the local developer and USAA are the “Partners”) to construct and operate the building at 110 North Wacker (the “Venture”).

The Partnership was determined to be a VIE, and as the Company has the power to direct the activities of the Partnership that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates the Partnership. Additionally, the noncontrolling interest holder has the right to require the Company to purchase its interest in the Partnership if the Venture has not been sold or refinanced (with distributions made to the local developer and Company sufficient to repay all capital contributions), at the later of (1) the third anniversary of the issuance of the certificate of occupancy for the project or (2) the fifth anniversary of the effective date of the Partnership's LLC agreement. Therefore, the local developer’s redeemable noncontrolling interest in the Partnership is presented as temporary equity on the Condensed Consolidated Balance Sheets. As of September 30, 2020, the time restriction has not been met, and the Company believes it is not probable that the put will be redeemed. As such, the redeemable noncontrolling interest is measured at the initial carrying value plus net income (loss) attributable to the noncontrolling interest and is not adjusted to fair value. The following table presents changes in Redeemable noncontrolling interest:

thousands	Redeemable Noncontrolling Interest
Balance as of December 31, 2019	$—
Reclassification of redeemable noncontrolling interest from permanent equity	6,091
Net income (loss) attributable to noncontrolling interest	24,270
Balance as of September 30, 2020	$30,361

Upon execution of the Venture in the second quarter of 2018, the Company contributed land with a carrying value of $33.6 million and an agreed upon fair value of $85.0 million, the local developer contributed $5.0 million in cash and USAA contributed $64.0 million in cash. USAA was required to fund up to $105.6 million in addition to its initial contribution. HHC and the local developer also had additional cash funding requirements and contributed $9.8 million and $1.1 million, respectively, during 2018. The Company and its Partners entered into a construction loan agreement further described in Note 7 - Mortgages, Notes and Loans Payable, Net. Any further cash funding requirements by the Partnership were eliminated when the construction loan was increased on May 23, 2019. Concurrently with the increase in the construction loan, USAA agreed to fund an additional $8.8 million, for a total commitment of $178.4 million. No changes were made to the rights of either the Company or the Partners under the construction loan agreement.

The Company concluded that the Venture was within the scope of the VIE model, and that it was the primary beneficiary of the Venture during the development phase of the project because it had the power to direct activities that most significantly impact the Venture’s economic performance, however, upon the building’s completion, the Company expected to recognize the investment under the equity method. As the primary beneficiary of the VIE during the development phase, the Company has consolidated 110 North Wacker and its underlying entities since the second quarter of 2018. During the third quarter of 2020, 110 North Wacker was completed and placed in service, triggering a reconsideration event. Upon development completion, the Company concluded it is no longer the primary beneficiary and as such, should no longer consolidate the Venture. As there have been no changes to the structure and control of the Partnership with the local developer, the Company will continue to consolidate the Partnership.

As of September 30, 2020, the Company derecognized all assets, liabilities and noncontrolling interest related to the Venture that were previously consolidated and recognized an equity method investment of $273.6 million based on the fair value of its interest in 110 North Wacker. The Company recognized a gain of $267.5 million attributable to the initial fair value step-up at the time of deconsolidation, which is included in Equity in earnings (losses) from real estate and other affiliates on the Condensed Consolidated Statements of Operations and reported in the Strategic Developments segment for the three and nine months ended September 30, 2020. The Company utilized a third-party appraiser to measure the fair value of 110 North Wacker on an as-is basis at September 30, 2020, using the discounted cash flow approach and sales comparison approach, based on current market assumptions. Also as a result of the deconsolidation, the Company recognized an additional $15.4 million attributable to the recognition of previously eliminated development management fees, which is included in Other land, rental and property revenues on the Condensed Consolidated Statements of Operations and reported in the Strategic Developments segment for the three and nine months ended September 30, 2020. As 110 North Wacker has now been placed in service, the equity method investment was transferred from the Strategic Development segment to the Operating Asset segment.

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

HHC 2020 FORM 10-Q | 16

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

share of the Venture’s net assets on a hypothetical liquidation basis as of the reporting date. After USAA receives a 9.0% preferred return on its capital contribution, the Partnership is entitled to cash distributions from the venture until it receives a 9.0% return on its capital account, calculated as the initial land contribution of $85.0 million and cash contribution of $5 million, plus subsequent cash contributions and less subsequent cash distributions. Subsequently, USAA is entitled to cash distributions equal to 11.11% of the amount distributed to the Partnership that resulted in a 9.0% return. Thereafter, the Partnership and USAA are entitled to distributions pari passu to their profit ownership interests of 90% and 10%, respectively.

As of December 31, 2019, when the Venture was a consolidated VIE, the carrying value of the assets associated with the operations of the Venture was $393.3 million and the carrying value of the related liabilities was $186.5 million. The assets of the Venture were restricted for use only by the Venture and were not available for the Company’s general operations.

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

As of September 30, 2020, and December 31, 2019, Bar Wayō is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The carrying value of Bar Wayō as of September 30, 2020, is $7.0 million and is classified as Investments in real estate and other affiliates in the Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of this investment is limited to the aggregate carrying value of the investment as the Company has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of this VIE.

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

Relevant financial statement information for The Summit is summarized as follows:

	September 30,	December 31,
thousands	2020	2019
Total Assets	$274,835	$221,277
Total Liabilities	187,375	136,314
Total Equity	87,460	84,963

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2020	2019	2020	2019
Revenues (a)	$37,350	$25,931	$96,022	$84,118
Net income	(1,563)	4,523	6,028	18,859
Gross Margin	245	5,587	10,501	22,334

(a)
The Summit adopted ASU 2014-09, Revenues from Contracts with Customers (Topic 606) effective in the fourth quarter of 2019, using the modified retrospective transition method. Therefore, for 2020, revenues allocated to each of The Summit’s

HHC 2020 FORM 10-Q | 17

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

performance obligations is recognized over time based on an input measure of progress. The three and nine months ended September 30, 2019 amounts have not been adjusted and are recognized on a percentage of completion basis. The Summit’s adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

4. Recent Transactions

On July 16, 2020, the Company completed the sale of its 35% equity investment in Mr. C Seaport, a 66-room boutique hotel located at 33 Peck Slip, New York, in close proximity to the Seaport District, for $0.8 million. Refer to Note 3 - Real Estate and Other Affiliates and Note 5 - Impairment for additional information.

On June 29, 2020, the Company entered into an agreement terminating a participation right contained in the contract for the sale of West Windsor, a 659-acre parcel of land located in West Windsor, New Jersey, that occurred in October 2019. As consideration, the Company received an $8.0 million termination payment in July of 2020, which is included in Gain (loss) on sale or disposal of real estate and other assets, net on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020, and in Accounts receivable on the Condensed Consolidated Balance Sheets as of September 30, 2020.

On March 13, 2020, the Company closed on the sale of its property at 100 Fellowship Drive, a 13.5-acre land parcel and 203,257-square-foot build-to-suit medical building with approximately 550 surface parking spaces in The Woodlands, Texas, for a total sales price of $115.0 million. The Company had previously entered into a lease agreement related to this property in November of 2019, and at lease commencement, the Company derecognized $63.7 million from Developments and recorded an initial net investment in lease receivable of $75.9 million on the Condensed Consolidated Balance Sheets, recognizing $13.5 million of Selling profit from the sales-type lease on the Condensed Consolidated Statements of Operations.

The sale of 100 Fellowship Drive resulted in an additional gain of $38.3 million in the first quarter of 2020, which is included in Gain (loss) on sale or disposal of real estate and other assets, net on the Condensed Consolidated Statements of Operations. The carrying value of the net investment in lease receivable was approximately $76.1 million at the time of sale. Gain on sale is calculated as the difference between the purchase price of $115.0 million, and the asset’s carrying value, less related transaction costs of approximately $0.2 million. Contemporaneous with the sale, the Company credited to the buyer approximately $0.6 million for operating account funds and the buyer’s assumption of the related liabilities. After the sale, the Company had no continuing involvement in this lease. After repayment of debt associated with the property, the sale generated approximately $64.2 million in net proceeds, which are presented as cash inflows from operating activities in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020.

HHC 2020 FORM 10-Q | 18

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

5. Impairment

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. During the first quarter of 2020, the Company recorded a $48.7 million impairment charge for Outlet Collection at Riverwalk, a 273,270-square-foot urban upscale outlet center located along the Mississippi River in downtown New Orleans, LA. The Company recognized the impairment due to decreases in estimated future cash flows as a result of the impact of a shorter than anticipated holding term due to management’s plans to divest the non-core operating asset, decreased demand and reduced interest in brick and mortar retail due to the impact of COVID-19, as well as an increase in the capitalization rate used to evaluate future cash flows due to the impact of COVID-19. The $46.8 million net carrying value of Outlet Collection at Riverwalk, after the impairment, represents the estimated fair market value at March 31, 2020, at the time of the impairment assessment. The Company used a discounted cash flow analysis using a capitalization rate of 10% to determine fair value. There can be no assurance that the Company will ultimately recover this amount through a sale.

With respect to the Investments in real estate and other affiliates, a series of operating losses of an underlying asset or other factors may indicate that a decrease in value has occurred which is other‑than‑temporary. The investment in each real estate and other affiliate is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other‑than‑temporary. During the three months ended June 30, 2020, the Company recorded a $6.0 million impairment of its equity investment in Mr. C Seaport, a 66-room boutique hotel located at 33 Peck Slip in close proximity to the Seaport District. The Company recognized the impairment due to a change in the anticipated holding period as the Company entered into a plan to sell its 35% equity investment in Mr. C Seaport to its venture partners for $0.8 million. In July 2020, the Company completed the sale of its interest in Mr. C Seaport. See Note 4 - Recent Transactions for additional details regarding the sale. The impairment loss is presented in Equity in earnings (losses) from real estate and other affiliates. Refer to Note 3 - Real Estate and Other Affiliates for additional information. No impairment charges were recorded for the Investments in real estate and other affiliates during the year ended December 31, 2019.

The Company periodically evaluates its strategic alternatives with respect to each of its properties and may revise its strategy from time to time, including its intent to hold an asset on a long-term basis or the timing of potential asset dispositions. These changes in strategy could result in impairment charges in future periods.

In addition to the impairments discussed above, during 2020, the Company reduced the estimated net sales price of certain condominium units, including the remaining penthouse inventory, to better align the expected price with recent final sales prices, resulting in a loss of $6.0 million included in Condominium rights and unit cost of sales during the nine months ended September 30, 2020.

The following table summarizes the pre-tax impacts of the items mentioned above to the Condensed Consolidated Statements of Operations:

	Statements of Operations Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
thousands		2020	2019	2020	2019
Operating Assets:
Outlet Collection at Riverwalk	Provision for impairment	$—	$—	$48,738	$—
Equity Investments:
Mr. C Seaport	Equity in (losses) earnings from real estate and other affiliates	$—	$—	$6,000	$—
Other Assets:
Condominium Inventory	Condominium rights and unit cost of sales	$944	$—	$6,022	$—

HHC 2020 FORM 10-Q | 19

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

6. Other Assets and Liabilities

Prepaid Expenses and Other Assets The following table summarizes the significant components of Prepaid expenses and other assets:

thousands	September 30, 2020	December 31, 2019	$ Change
Special Improvement District receivable (a)	$60,198	$42,996	$17,202
Straight-line rent	59,354	56,223	3,131
Condominium inventory	57,481	56,421	1,060
Security, escrow, and other deposits (b)	48,975	17,464	31,511
In-place leases	50,434	54,471	(4,037)
Intangibles	32,765	33,275	(510)
Prepaid expenses (c)	24,029	13,263	10,766
Other	11,155	9,252	1,903
Tenant incentives and other receivables	10,000	7,556	2,444
Federal income tax receivable	2,389	655	1,734
TIF receivable	1,980	3,931	(1,951)
Food and beverage and lifestyle inventory (d)	1,117	4,310	(3,193)
Above-market tenant leases	367	556	(189)
Prepaid expenses and other assets, net	$360,244	$300,373	$59,871

(a)	The increase in Special Improvement District receivable is primarily attributable to a new SID Bond issuance in Summerlin.

(b)	The increase in Security, escrow, and other deposits is primarily attributable to rate-lock and security deposits for The Woodlands Towers at the Waterway.

(c)	The increase in Prepaid expenses is mainly due to the timing of insurance and property tax prepayments, as well as assets being placed into service.

(d)	The decrease in Food and beverage and lifestyle inventory is predominantly due to the write-off of inventory at 10 Corso Como Retail and Café in the first quarter of 2020.

Accounts Payable and Accrued Expenses The following table summarizes the significant components of Accounts payable and accrued expenses:

thousands	September 30, 2020	December 31, 2019	$ Change
Condominium deposit liabilities (a)	$297,400	$194,794	$102,606
Construction payables (b)	268,145	261,523	6,622
Deferred income	58,131	63,483	(5,352)
Interest rate swap liabilities (c)	56,931	40,135	16,796
Accrued real estate taxes	40,797	27,559	13,238
Tenant and other deposits	29,883	24,080	5,803
Accrued payroll and other employee liabilities (d)	26,230	44,082	(17,852)
Accounts payable and accrued expenses	26,540	37,480	(10,940)
Accrued interest	13,204	23,838	(10,634)
Other	12,948	16,173	(3,225)
Accounts payable and accrued expenses	$830,209	$733,147	$97,062

(a)	The increase in Condominium deposit liabilities is attributable to contracted sales at Victoria Place, Kô'ula, and ‘A‘ali‘i.

(b)
The increase in Construction payables is primarily attributable to a $97.9 million charge for repairs and remediation on certain alleged construction defects at the Waiea condominium tower (see Note 10 - Commitments and Contingencies for details), partially offset by a decrease of $39.3 million related to the deconsolidation of 110 North Wacker (see Note 3 - Real Estate and Other Affiliates for details), as well as a reduction in construction spend of $51.8 million primarily related to several projects approaching completion.

HHC 2020 FORM 10-Q | 20

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

(c)
The increase in Interest rate swap liabilities is due to a decrease of the one-month London Interbank Offered Rate (“LIBOR”) forward curve for the periods presented, partially offset by a decrease of $15.2 million related to the deconsolidation of 110 North Wacker.

(d)
The decrease in Accrued payroll and other employee liabilities is primarily due to the payment of the 2019 annual incentive bonus payment in the first quarter of 2020, as well as the payment of relocation, retention and severance expenses in 2020, related to the corporate restructuring.

7. Mortgages, Notes and Loans Payable, Net

Mortgages, notes and loans payable, net are summarized as follows:

	September 30,	December 31,
thousands	2020	2019
Fixed-rate debt:
Unsecured 5.375% Senior Notes due 2025	$1,000,000	$1,000,000
Unsecured 5.375% Senior Notes due 2028	750,000	—
Secured mortgages, notes and loans payable	594,920	884,935
Special Improvement District bonds	42,269	23,725
Variable-rate debt:
Mortgages, notes and loans payable (a)	1,866,406	2,229,958
Unamortized bond discounts	(4,583)	(5,249)
Unamortized deferred financing costs (b)	(29,678)	(36,899)
Total mortgages, notes and loans payable, net	$4,219,334	$4,096,470

(a)
As of September 30, 2020, $644.6 million of variable‑rate debt has been swapped to a fixed rate for the term of the related debt. As of December 31, 2019, $630.1 million of variable‑rate debt has been swapped to a fixed rate for the term of the related debt and an additional $184.3 million of variable-rate debt was subject to interest rate collars. As of both September 30, 2020, and December 31, 2019, $75.0 million of variable-rate debt was capped at a maximum interest rate. See Note 9 - Derivative Instruments and Hedging Activities for additional information.

(b)
Deferred financing costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

Certain of the Company’s loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance or percentage of the loan balance. As of September 30, 2020, land, buildings and equipment and developments with a net book value of $4.5 billion have been pledged as collateral for HHC’s Mortgages, notes and loans payable, net.

During the second quarter of 2020, the COVID-19 pandemic necessitated temporary closure of some of the Company’s Operating Assets, primarily retail and hospitality properties. As a result of the decline in interim operating results for certain of these properties, as of June 30, 2020, the Company did not meet the debt service coverage ratio required to maintain the outstanding Senior Secured Credit Facility Revolver Loan balance of $61.3 million. The Company cured this failure with the repayment of the Revolver Loan in August 2020. As of September 30, 2020, the Company did not meet the debt service coverage ratio for the $615.0 million Term Loan portion of the Senior Secured Credit Facility and as a result, the excess net cash flow after debt service from the underlying properties became restricted. The restricted cash cannot be used for general corporate purposes but can continue to be used to fund operations of the underlying assets. The Company is negotiating an amendment with the lender. As of June 30, 2020, the Company did not meet the debt service coverage ratios for two loan agreements related to the Self-Storage Operating Assets. Both loans, which totaled $10.9 million, were fully repaid in August 2020. As of June 30, 2020, the Company did not meet a semi-annual operating covenant within the $62.5 million loan for The Woodlands Resort and Conference Center. The loan for The Woodlands Resort and Conference Center provides a partial repayment cure for the debt service coverage ratio test. Management is documenting a modification of the existing terms of the Woodlands Resort and Conference Center loan with the lender to receive a waiver of the $24.1 million repayment to cure.

As of September 30, 2020, apart from the Term Loan portion of the Senior Secured Credit Facility and the Woodlands Resort and Conference Center described above, the Company was in compliance with all remaining financial covenants included in the agreements governing its indebtedness.

HHC 2020 FORM 10-Q | 21

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. In the nine months ended September 30, 2020, one new SID bond was issued and obligations of $3.1 million were assumed by buyers.

Financing Activity During the Nine Months Ended September 30, 2020

The Company’s borrowing activity is summarized as follows:

thousands	Initial / Extended Maturity (a)	Interest Rate		Carrying Value
Balance at December 31, 2019				$4,096,470
Issuances:
Senior Notes due 2028	August 2028	5.38%	(c)	750,000
Special Improvement District bonds	October 2049	6.00%	(d)	22,750
Borrowings:
Revolver Loan	September 2023	1.80%	(b),(e)	67,500
9950 Woodloch Forest Drive	March 2025	2.10%	(b),(f)	63,500
A'eo Retail	October 2025	2.80%	(b),(g)	30,640
Ke Kilohana Retail	October 2025	2.80%	(b),(g)	9,360
Draws on existing mortgages, notes and loans payable				476,604
Repayments:
Revolver Loan	September 2023	1.80%	(b),(c)	(67,500)
The Woodlands Towers at the Waterway	June 2020 / June 2021	2.50%	(b),(f)	(63,500)
Three Hughes Landing	September 2020	4.33%	(b),(c)	(60,766)
Two Merriweather	October 2020 / October 2021	4.23%	(b),(c)	(30,557)
100 Fellowship Drive	May 2022	3.23%	(b),(h)	(49,978)
HHC 242 Self-Storage	December 2021 / December 2022	4.33%	(b),(c)	(5,499)
HHC 2978 Self-Storage	December 2021 / December 2022	4.33%	(b),(c)	(5,395)
Downtown Summerlin	June 2023	3.88%	(b),(c),(i)	(255,297)
Lakefront North	December 2022 / December 2023	3.73%	(b),(c)	(40,062)
Seaport District	June 2024	6.10%	(c)	(250,000)
Bridgeland Credit Facility	October 2022 / October 2024	4.23%	(b),(c)	(50,000)
The Woodlands Master Credit Facility	October 2022 / October 2024	4.23%	(b),(c)	(50,000)
Two Summerlin	October 2022 / October 2025	4.25%	(b),(c)	(32,803)
Repayments on existing mortgages, notes and loans payable				(14,095)
Other:
Special Improvement District bond assumptions	December 2020 / October 2049	5.00% - 6.00%		(3,090)
Deconsolidation of 110 North Wacker	April 2022 / April 2024	4.73%	(b),(j)	(326,835)
Deferred financing costs, net				7,887
Balance at September 30, 2020				$4,219,334

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

(b)
The interest rate presented is based on the one-month LIBOR, three-month LIBOR or Prime rate, as applicable, which was 0.15%, 0.23% and 3.25%, respectively, at September 30, 2020. Interest rates associated with loans which have been paid off reflect the interest rate at December 31, 2019.

HHC 2020 FORM 10-Q | 22

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

(c)
On August 18, 2020, the Company issued $750 million in senior notes due August 2028 (the “Senior Notes due 2028”), which will pay interest semi-annually at a rate of 5.375% per annum payable on August 1st and February 1st of each year, beginning on February 1, 2021. The Senior Notes due 2028 will be unsecured senior obligations of the Company and will be guaranteed by certain subsidiaries of the Company. The Company used the net proceeds from this issuance, together with cash on hand, for the repayment of existing indebtedness of approximately $807.9 million and recorded a loss on extinguishment of debt of approximately $13.2 million.

(d)	On July 9, 2020, a new SID bond was issued. The $22.8 million SID bears interest at 6.0% and matures October 2049.

(e)	On March 23, 2020, the Company drew $67.5 million on its Revolver Loan under the Senior Secured Credit Facility. As of September 30, 2020, the outstanding balance was zero.

(f)
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

(g)
On September 30, 2020, the Company closed on a $40.0 million loan secured by Ae'o Retail and Ke Kilohana Retail. The loan bears interest at LIBOR, with a floor of 0.25%, plus 2.65% with a maturity date of October 1, 2025.

(h)
On March 13, 2020, the Company paid off the $50.0 million outstanding loan balance relating to 100 Fellowship Drive in conjunction with the sale of the property. The payment was made using the proceeds from the sale of the property.

(i)
On June 22, 2020, the Company modified the existing Downtown Summerlin loan, extending the financing by three years to June 22, 2023 at a rate of LIBOR plus 2.15% in exchange for a pay-down of $33.8 million to a total commitment of $221.5 million.

(j)
As of September 30, 2020, the Company derecognized a $326.8 million balance on 110 North Wacker’s variable-rate debt that was subject to interest rate collars. Refer to Note 3 - Real Estate and Other Affiliates for additional information.

Additional Debt Activity On January 7, 2020, the Company closed on a $43.4 million construction loan for the development of Creekside Park Apartments Phase II. The loan bears interest at LIBOR plus 1.75% with an initial maturity date of January 7, 2024, and a one-year extension option.

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

8. Fair Value

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s liabilities that are measured at fair value on a recurring basis:

	September 30, 2020				December 31, 2019
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative liabilities	$56,931	$—	$56,931	$—	$40,135	$—	$40,135	$—

HHC 2020 FORM 10-Q | 23

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		September 30, 2020		December 31, 2019
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$1,090,501	$1,090,501	$620,135	$620,135
Accounts receivable, net (a)	Level 3	10,087	10,087	12,279	12,279
Notes receivable, net (b)	Level 3	52,136	52,136	36,379	36,379

Liabilities:
Fixed-rate debt (c)	Level 2	2,387,189	2,395,405	1,908,660	1,949,773
Variable-rate debt (c)	Level 2	1,866,406	1,866,406	2,229,958	2,229,958

(a)	Accounts receivable, net is shown net of an allowance of $20.8 million at September 30, 2020, and $15.6 million at December 31, 2019.

(b)	Notes receivable, net is shown net of an allowance of $0.2 million at both September 30, 2020, and December 31, 2019.

(c)	Excludes related unamortized financing costs.

The carrying amounts of Cash and Restricted cash, Accounts receivable, net and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of the Company’s Senior Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the current LIBOR or U.S. Treasury obligation interest rates. Please refer to Note 7 - Mortgages, Notes and Loans Payable, Net in the Company’s Condensed Consolidated Financial Statements. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

The below table includes a non-financial asset that was measured at fair value on a non-recurring basis resulting in the property being impaired during the nine months ended September 30, 2020:

		Fair Value Measurements Using
thousands	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Operating Assets:
Outlet Collection at Riverwalk (a)	$46,794	$—	$—	$46,794

(a)
The fair value was measured as of the impairment date based on a discounted cash flow analysis using a capitalization rate of 10.0% and is shown net of transaction costs. Refer to Note 5 - Impairment for additional information.

HHC 2020 FORM 10-Q | 24

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

9. Derivative Instruments and Hedging Activities

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no events of default as of September 30, 2020, and December 31, 2019.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur in accordance with the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. As of September 30, 2020, there were no termination events, and as of December 31, 2019, there was one termination event, as discussed below. The Company recorded a $0.8 million reduction in Interest expense during the three months ended September 30, 2020, and a $2.4 million reduction in Interest expense during the nine months ended September 30, 2020, related to the amortization of terminated swaps.

The Company did not settle any derivatives during the nine months ended September 30, 2020. During the year ended December 31, 2019, the Company settled one interest rate cap agreement with a notional amount of $230.0 million and received payment of $0.2 million. The Company has deferred the effective portion of the fair value changes of two previously settled interest rate swap agreements in Accumulated other comprehensive loss on the accompanying Condensed Consolidated Balance Sheets and will recognize the impact as a component of Interest expense over the next 7.3 and 1.0 years, which are what remain of the original forecasted periods.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that an additional $23.6 million of net loss will be reclassified to Interest expense.

HHC 2020 FORM 10-Q | 25

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

The following table summarizes certain terms of the Company’s derivative contracts:

				Fixed			Fair Value Asset (Liability)
			Notional	Interest	Effective	Maturity	September 30,	December 31,
thousands		Balance Sheet Location	Amount	Rate (a)	Date	Date	2020	2019
Derivative instruments not designated as hedging instruments:
Interest rate cap	(b)	Prepaid expenses and other assets, net	$230,000	2.50%	12/22/2016	12/23/2019	$—	$—
Interest rate cap	(c)	Prepaid expenses and other assets, net	75,000	5.00%	8/31/2020	10/17/2022	1	—
Total fair value derivative assets							$1	$—

Derivative instruments designated as hedging instruments:
Interest rate collar	(d) (e)	Accounts payable and accrued expenses	193,967	2.00% - 3.00%	5/1/2019	5/1/2020	—	(182)
Interest rate collar	(d) (f)	Prepaid expenses and other assets, net	354,217	2.25% - 3.25%	5/1/2020	5/1/2021	—	(2,074)
Interest rate collar	(d) (f)	Prepaid expenses and other assets, net	381,404	2.75% - 3.50%	5/1/2021	4/30/2022	—	(4,578)
Interest rate swap	(g)	Accounts payable and accrued expenses	615,000	2.96%	9/21/2018	9/18/2023	(50,918)	(31,187)
Interest rate swap	(h)	Accounts payable and accrued expenses	1,810	4.89%	11/1/2019	1/1/2032	(6,013)	(2,114)
Total fair value derivative liabilities							$(56,931)	$(40,135)
Total fair value derivatives, net							$(56,930)	$(40,135)

(a)	These rates represent the strike rate on HHC’s interest swaps, caps and collars.

(b)
The Company settled this Interest rate cap on February 1, 2019. Interest income of $0.2 million is included in the Condensed Consolidated Statements of Operations for the year ended December 31, 2019, related to this contract.

(c)
In the third quarter of 2020, the Company executed an agreement to extend the maturing position of this cap. Interest income included in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020, and the year ended December 31, 2019, related to this contract was not meaningful.

(d)	On May 17, 2018, and May 18, 2018, the Company entered into these interest rate collars which are designated as cash flow hedges.

(e)	On May 1, 2020, the $194.0 million interest rate collar matured as scheduled.

(f)
As of September 30, 2020, the Company deconsolidated 110 North Wacker including the associated liabilities related to its interest rate collars. Refer to Note 3 - Real Estate and Other Affiliates for additional information.

(g)	Concurrent with the funding of the $615.0 million term loan on September 21, 2018, the Company entered into this interest rate swap which is designated as a cash flow hedge.

(h)	Concurrent with the closing of the $35.5 million construction loan for 8770 New Trails on June 27, 2019, the Company entered into this interest rate swap which is designated as a cash flow hedge.

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020, and 2019:

thousands	Amount of Loss Recognized in AOCI on Derivative
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest rate derivatives	$1,802	$(6,406)	$(32,999)	$(25,238)

thousands	Amount of (Loss) Gain Reclassified from AOCI into Operations
Location of (Loss) Gain Reclassified from AOCI into Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense	$(4,121)	$(199)	$(8,441)	$21

	Total Interest Expense Presented in the Results of Operations
thousands	in which the Effects of Cash Flow Hedges are Recorded
Interest Expense Presented in Results of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense	$31,872	$28,829	$98,717	$76,358

HHC 2020 FORM 10-Q | 26

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

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

The fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to these agreements was $60.3 million as of September 30, 2020, and $41.6 million as of December 31, 2019. As of September 30, 2020, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2020, it could have been required to settle its obligations under the agreements at their termination value of $60.3 million.

10. Commitments and Contingencies

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

The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the tower. Pursuant to the settlement agreement, the Company will pay for the repair of the defects. The Company believes that the general contractor is ultimately responsible for the defects and expects to recover all the repair costs from the general contractor, other responsible parties and insurance proceeds. During the first quarter of 2020, the Company recorded a $97.9 million charge for the estimated repair costs related to this matter, which was included in Condominium rights and unit cost of sales in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2020, the Company has recorded a total of $114.5 million in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

The Company purchased its 250 Water Street property in the Seaport District in June 2018. The site is currently used as a parking lot while the Company evaluates redevelopment plans. Prior to the purchase, a Phase I Environmental Site Assessment (“ESA”) was prepared for the property, and the ESA identified, among other findings, the existence of mercury levels above regulatory criteria. The Company entered the site into the New York State Brownfield Cleanup Program to facilitate site investigation and subsequent remediation. The site is currently in the investigation phase of the program. The normal operations of the parking lot do not require the property to be remediated, and it is unlikely that the site will require any remedial measures until site redevelopment occurs. The Company has not started any redevelopment activities as of September 30, 2020. As a result, the potential remediation has no financial impact as of September 30, 2020, and for the three and nine months ended September 30, 2020.

As of September 30, 2020, the Company had outstanding letters of credit totaling $11.5 million and surety bonds totaling $275.3 million. As of December 31, 2019, the Company had outstanding letters of credit totaling $15.4 million and surety bonds totaling $200.1 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

HHC 2020 FORM 10-Q | 27

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 17 - Leases for further discussion. Contractual rental expense, including participation rent, was $2.0 million for the three months ended September 30, 2020, and $5.3 million for the nine months ended September 30, 2020, compared to $2.5 million for the three months ended September 30, 2019, and $6.7 million for the nine months ended September 30, 2019. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

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

The Company’s wholly owned subsidiaries agreed to complete defined public improvements and to indemnify Howard County, Maryland, for certain matters as part of the Downtown Columbia Redevelopment District TIF bonds. The Company guaranteed the performance of its subsidiaries under the funding agreement for up to a maximum of $1.0 million until October 31, 2020. Furthermore, to the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that as of September 30, 2020, any obligations to pay special taxes are not probable.

As part of the Company’s development permits with the Hawai’i Community Development Authority for the condominium towers at Ward Village, the Company entered into a guarantee whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guarantee, which is triggered once the necessary permits are granted and construction commences, was satisfied for the Company’s three condominium towers, Waiea, Anaha, Ae‘o, with the opening of the Company’s fourth tower, Ke Kilohana, which is a workforce tower fully earmarked to fulfill this obligation. For the two towers under construction, the reserved units for the ‘A‘ali‘i tower are included in the tower, and the units for Kō'ula will either be built off site or fulfilled by paying a cash-in-lieu fee. As a result of this guarantee, the Company expects that future reserved housing towers will be delivered on a break-even basis.

The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of September 30, 2020, and December 31, 2019.

11. Stock-Based Plans

On May 14, 2020, the Company adopted The Howard Hughes Corporation 2020 Equity Incentive Plan (the “2020 Equity Plan”). Pursuant to the 2020 Equity Plan, 1,350,000 shares of the Company’s common stock were reserved for issuance. The 2020 Equity Plan provides for grants of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards (collectively, the Awards). Employees, directors and consultants of the Company are eligible for Awards.

Prior to the adoption of the 2020 Equity Plan, equity awards were issued under The Howard Hughes Corporation 2010 Equity Incentive Plan (the “2010 Equity Plan”). The 2010 Equity Plan is described and informational disclosures are provided in the Notes to Consolidated Financial Statements included in the Annual Report. The adoption of the 2020 Equity Plan did not impact the administration of Awards issued under the 2010 Equity Plan but following adoption of the 2020 Equity Plan, equity awards will no longer be granted under the 2010 Equity Plan.

Stock Options The following table summarizes stock option activity for the nine months ended September 30, 2020:

	Stock Options	Weighted-average Exercise Price
Stock Options outstanding at December 31, 2019	721,496	$104.55
Granted	3,000	75.82
Exercised	(57,058)	67.24
Forfeited	(245,100)	122.31
Expired	(23,688)	100.24
Stock Options outstanding at September 30, 2020	398,650	$99.02

HHC 2020 FORM 10-Q | 28

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

Compensation costs related to stock options were in a credit position of $1.5 million for the three months ended September 30, 2020. Compensation costs related to stock options were in a credit position of $2.1 million for the nine months ended September 30, 2020, of which $0.2 million were capitalized to development projects. These credit positions were due to significant forfeitures which exceeded the expense. Compensation costs related to stock options were $0.7 million for the three months ended September 30, 2019, of which zero was capitalized to development projects, and $2.2 million for the nine months ended September 30, 2019, of which $0.4 million was capitalized to development projects.

Restricted Stock The following table summarizes restricted stock activity for the nine months ended September 30, 2020:

	Restricted Stock	Weighted-average Grant Date Fair Value
Restricted stock outstanding at December 31, 2019	406,802	$76.27
Granted	97,775	74.93
Vested	(22,039)	107.75
Forfeited	(54,366)	96.90
Restricted stock outstanding at September 30, 2020	428,172	$71.61

Compensation costs related to restricted stock awards were $2.2 million for the three months ended September 30, 2020, of which $0.2 million was capitalized to development projects, and $5.9 million for the nine months ended September 30, 2020, of which $0.9 million was capitalized to development projects. Compensation costs related to restricted stock awards were $3.0 million for the three months ended September 30, 2019, of which $0.3 million was capitalized to development projects, and $7.7 million for the nine months ended September 30, 2019, of which $0.9 million was capitalized to development projects. The total number of restricted stock outstanding set forth above reflects any restricted stock subject to performance-based vesting at the target level.

12. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. The effective tax rate, based upon actual operating results, was 21.2% for the three months ended September 30, 2020, and 39.9% for the nine months ended September 30, 2020, compared to 22.5% for the three months ended September 30, 2019, and 24.3% for the nine months ended September 30, 2019.

The Company’s effective tax rate is typically impacted by non-deductible executive compensation and other permanent differences as well as state income taxes, which cause the Company’s effective tax rate to deviate from the federal statutory rate. In addition, the effective tax rate for three and nine months ended September 30, 2020, was impacted by the gain on the deconsolidation of 110 North Wacker (refer to Note 3 - Real Estate and Other Affiliates for additional details), a tax expense related to the recapture of federal and state historic preservation credits due to the sale of our interest in Mr. C Seaport (refer to Note 4 - Recent Transactions for additional details) and a valuation allowance on our carryover for charitable contributions.

13. Warrants

On October 7, 2016, the Company entered into a warrant agreement with David R. O’Reilly, (the “O’Reilly Warrant”) prior to his appointment to the position of Chief Financial Officer. Upon exercise of his warrant, Mr. O’Reilly may acquire 50,125 shares of common stock at an exercise price of $112.08 per share. The O’Reilly Warrant was issued at fair value in exchange for a $1.0 million payment in cash from Mr. O’Reilly. The O’Reilly Warrant becomes exercisable on April 6, 2022, subject to earlier exercise upon certain change in control, separation and termination provisions. On June 16, 2017, and October 4, 2017, the Company entered into warrant agreements with its Chief Executive Officer, David R. Weinreb, (the “Weinreb Warrant”) and President, Grant Herlitz, (the “Herlitz Warrant”) to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. The Weinreb Warrant would have become exercisable on June 15, 2022, at an exercise price of $124.64 per share, and the Herlitz Warrant would have become exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject in each case to earlier exercise upon certain change in control, separation and termination provisions (but such warrants became exercisable in connection with Mr. Weinreb’s and Mr. Herlitz’s terminations of employment, as described below). The purchase prices paid by the respective executives for the O’Reilly Warrant, the Weinreb Warrant and the Herlitz Warrant, which qualify as equity instruments, are included within Additional paid-in capital in the Condensed Consolidated Balance Sheets at September 30, 2020, and December 31, 2019.

HHC 2020 FORM 10-Q | 29

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

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

14. Accumulated Other Comprehensive Loss

The following tables summarize changes in AOCI by component, all of which are presented net of tax:

thousands
Balance as of June 30, 2020	$(61,111)
Other comprehensive income (loss) before reclassifications	1,802
(Gain) loss reclassified from accumulated other comprehensive loss to net income	4,121
Terminated swap amortization	(577)
Derecognition of interest rate swap	12,934
Net current-period other comprehensive income	18,280
Balance as of September 30, 2020	$(42,831)

Balance as of June 30, 2019	$(28,542)
Other comprehensive income (loss) before reclassifications	(6,406)
(Gain) loss reclassified from accumulated other comprehensive loss to net income	199
Terminated swap amortization	(764)
Net current-period other comprehensive loss	(6,971)
Balance as of September 30, 2019	$(35,513)

thousands
Balance as of December 31, 2019	$(29,372)
Other comprehensive income (loss) before reclassifications	(32,999)
(Gain) loss reclassified from accumulated other comprehensive loss to net income	8,441
Terminated swap amortization	(1,835)
Derecognition of interest rate swap	12,934
Net current-period other comprehensive loss	(13,459)
Balance as of September 30, 2020	$(42,831)

Balance as of December 31, 2018	$(8,126)
Other comprehensive income (loss) before reclassifications	(25,311)
(Gain) loss reclassified from accumulated other comprehensive loss to net income	(21)
Terminated swap amortization	(2,055)
Net current-period other comprehensive loss	(27,387)
Balance as of September 30, 2019	$(35,513)

HHC 2020 FORM 10-Q | 30

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

The following table summarizes the amounts reclassified out of AOCI:

thousands	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statements of Operations
	2020	2019	2020	2019
(Gains) losses on cash flow hedges	$5,216	$252	$10,685	$(26)	Interest expense
Income taxes on (gains) losses on cash flow hedges	(1,095)	(53)	(2,244)	5	Provision for income taxes
Total reclassifications of (income) loss, net of tax for the period	$4,121	$199	$8,441	$(21)

15. Earnings Per Share

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

Information related to the Company’s EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per share amounts	2020	2019	2020	2019
Net income (loss)
Net income (loss)	$164,002	$30,043	$4,817	$75,296
Net (income) loss attributable to noncontrolling interests	(24,292)	(285)	(24,325)	(240)
Net income (loss) attributable to common stockholders	$139,710	$29,758	$(19,508)	$75,056

Shares
Weighted-average common shares outstanding - basic	55,542	43,134	51,493	43,118
Restricted stock and stock options	43	208	—	171
Warrants	—	86	—	86
Weighted-average common shares outstanding - diluted	55,585	43,428	51,493	43,375

Net income (loss) per common share
Basic income (loss) per share	$2.52	$0.69	$(0.38)	$1.74
Diluted income (loss) per share	$2.51	$0.69	$(0.38)	$1.73

The diluted EPS computation excludes 391,875 shares of stock awards for the three months ended September 30, 2020, and excludes 266,422 shares of stock awards for the nine months ended September 30, 2020, because their effect is anti-dilutive. In addition, for both periods, 252,037 shares of restricted stock were excluded because performance conditions provided for in the restricted stock awards have not been satisfied.

The diluted EPS computation excludes 351,908 shares of stock options for the three months ended September 30, 2019, and excludes 418,808 shares of stock options for the nine months ended September 30, 2019, because their effect is anti-dilutive. In addition, for both periods, 277,212 shares of restricted stock were excluded because performance conditions provided for in the restricted stock awards have not been satisfied.

Common Stock Offering On March 27, 2020, the Company offered 2,000,000 shares of common stock to the public at $50.00 per share and granted the underwriters an option to purchase up to an additional 300,000 shares of common stock at the same price. The underwriters exercised most of their option and purchased an additional 270,900 shares. Concurrently, the Company entered into a share purchase agreement with a related party, Pershing Square Capital Management, L.P., acting as investment advisor to funds that it manages, to issue and sell 10,000,000 shares of common stock in a private

HHC 2020 FORM 10-Q | 31

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

placement at $50.00 per share. The total issuance of 12,270,900 shares closed on March 31, 2020, and the Company received $593.7 million in net proceeds. The Company used the net proceeds for general corporate purposes including strengthening the Company’s balance sheet and enhancing liquidity.

16. Revenues

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

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2020	2019	2020	2019
Revenues
From contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$142	$9,999	$185	$443,931
Master Planned Communities land sales	39,248	77,368	136,053	177,001
Builder price participation	9,230	9,660	25,936	24,224
Total revenue from contracts with customers	48,620	97,027	162,174	645,156

Recognized at a point in time and/or over time:
Other land, rental and property revenues	35,748	63,801	82,092	165,054
Total other income	35,748	63,801	82,092	165,054

Rental and lease-related revenues
Rental revenue	70,072	70,344	241,522	206,168
Total revenues	$154,440	$231,172	$485,788	$1,016,378

Revenues by segment
Operating Assets revenues	$81,667	$104,223	$280,201	$305,395
Master Planned Communities revenues	52,158	92,287	171,517	216,042
Seaport District revenues	4,204	23,130	16,170	43,051
Strategic Developments revenues	16,365	11,515	17,749	451,873
Corporate revenues	46	17	151	17
Total revenues	$154,440	$231,172	$485,788	$1,016,378

HHC 2020 FORM 10-Q | 32

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

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

There were no contract assets for the period. The contract liabilities primarily relate to escrowed condominium deposits, MPC land sales deposits and deferred MPC land sales related to unsatisfied land improvements. The beginning and ending balances of contract liabilities and significant activity during the period are as follows:

thousands	Contract Liabilities
Balance as of December 31, 2019	$246,010
Consideration earned during the period	(38,960)
Consideration received during the period	138,291
Balance as of September 30, 2020	$345,341

Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations as of September 30, 2020, represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are noncancelable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of September 30, 2020, is $1.7 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$220,354	$437,371	$1,081,751

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

17. Leases

Leases (Topic 842) increases transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases as of September 30, 2020.

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

HHC 2020 FORM 10-Q | 33

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

The Company’s leased assets and liabilities are as follows:

thousands	September 30, 2020
Assets
Operating lease right-of-use assets	$67,322
Riverwalk impairment	(10,235)
Total leased assets	$57,087

Liabilities
Operating lease liabilities	$69,246
Total leased liabilities	$69,246

The components of lease expense are as follows:

thousands	Three Months Ended	Nine Months Ended
Lease cost	September 30, 2020	September 30, 2020
Operating lease cost	$2,181	$6,539
Variable lease costs	382	672
Net lease cost	$2,563	$7,211

Future minimum lease payments as of September 30, 2020, are as follows:

Operating
thousands	Leases
2020 (excluding the nine months ended September 30, 2020)	$1,339
2021	7,184
2022	6,507
2023	6,464
2024	6,432
Thereafter	266,852
Total lease payments	294,778
Less: imputed interest	(225,532)
Present value of lease liabilities	$69,246

Other information related to the Company’s lessee agreements is as follows:

thousands	Nine Months Ended
Supplemental Condensed Consolidated Statements of Cash Flows Information	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$5,566

Other Information	September 30, 2020
Weighted-average remaining lease term (years)
Operating leases	37.1
Weighted-average discount rate
Operating leases	7.8%

The Company receives rental income from the leasing of retail, office, multi-family and other space under operating leases, as well as certain variable tenant recoveries. Such operating leases are with a variety of tenants and have a remaining average term of approximately five years. Lease terms generally vary among tenants and may include early termination

HHC 2020 FORM 10-Q | 34

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

options, extension options and fixed rental rate increases or rental rate increases based on an index. The minimum rentals based on operating leases of the consolidated properties held as of September 30, 2020, are as follows:

	Three Months Ended	Nine Months Ended
thousands	September 30, 2020	September 30, 2020
Total minimum rent payments	$51,104	$164,317

Total future minimum rents associated with operating leases are as follows as of September 30, 2020:

Total
thousands	Minimum Rent
Remainder of 2020	$56,261
2021	230,029
2022	243,260
2023	233,321
2024	228,531
Thereafter	1,459,096
Total	$2,450,498

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

A sales-type lease is defined as a lease that meets one or more of the following: transfers ownership at the end of the lease term, grants the lessee an option to purchase that is reasonably expected to be exercised, covers the major part of the asset’s economic life, the net present value of the lease payments equals or exceeds the fair value of the asset, or the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease. During the nine months ended September 30, 2020, the Company sold 100 Fellowship Drive, one of its sales-type leases. The Net investment in lease receivable, interest income and future minimum rents for the remaining sales-type lease are not significant.

18. Segments

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

–
Operating Assets – consists of retail, office, hospitality and multi-family properties along with other real estate investments. These assets are currently generating revenues and are comprised of commercial real estate properties recently developed or acquired, and properties with an opportunity to redevelop, reposition or sell to improve segment performance or to recycle capital.

–	MPC – consists of the development and sale of land in large‑scale, long‑term community development projects in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland.

–
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

–
Strategic Developments – consists of residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

HHC 2020 FORM 10-Q | 35

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

Segment operating results are as follows:

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended September 30, 2020
Total revenues	$81,667	$52,158	$4,204	$16,365	$154,394
Total operating expenses	(47,590)	(23,059)	(11,522)	(9,922)	(92,093)
Segment operating income (loss)	34,077	29,099	(7,318)	6,443	62,301
Depreciation and amortization	(41,395)	(91)	(7,174)	(1,643)	(50,303)
Interest expense, net	(21,045)	9,176	(2,811)	1,921	(12,759)
Other income (loss), net	(17)	—	1,590	134	1,707
Equity in earnings (losses) from real estate and other affiliates	962	(1,563)	(288)	267,727	266,838
Gain (loss) on sale or disposal of real estate, net	108	—	—	—	108
Gain (loss) on extinguishment of debt	(1,521)	—	(11,645)	—	(13,166)
Segment EBT	$(28,831)	$36,621	$(27,646)	$274,582	$254,726
Corporate income, expenses and other items					(90,724)
Net income (loss)					164,002
Net (income) loss attributable to noncontrolling interests					(24,292)
Net income (loss) attributable to common stockholders					$139,710

Three Months Ended September 30, 2019
Total revenues	$104,223	$92,287	$23,130	$11,515	$231,155
Total operating expenses	(47,950)	(43,697)	(27,330)	(11,327)	(130,304)
Segment operating income (loss)	56,273	48,590	(4,200)	188	100,851
Depreciation and amortization	(28,844)	(88)	(6,767)	(2,070)	(37,769)
Interest expense, net	(21,645)	8,550	(4,984)	3,002	(15,077)
Other income (loss), net	63	534	—	354	951
Equity in earnings (losses) from real estate and other affiliates	441	4,523	(705)	283	4,542
Gain (loss) on sale or disposal of real estate, net	—	—	—	24,201	24,201
Selling profit from sales-type leases	13,537				13,537
Segment EBT	$19,825	$62,109	$(16,656)	$25,958	$91,236
Corporate income, expenses and other items					(61,193)
Net income (loss)					30,043
Net (income) loss attributable to noncontrolling interests					(285)
Net income (loss) attributable to common stockholders					$29,758

(a)
Total revenues includes hospitality revenues of $8.1 million for the three months ended September 30, 2020, and $20.0 million for the three months ended September 30, 2019. Total operating expenses includes hospitality operating costs of $7.6 million for the three months ended September 30, 2020, and $14.1 million for the three months ended September 30, 2019.

HHC 2020 FORM 10-Q | 36

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Nine Months Ended September 30, 2020
Total revenues	$280,201	$171,517	$16,170	$17,749	$485,637
Total operating expenses	(142,052)	(78,751)	(34,297)	(126,738)	(381,838)
Segment operating income (loss)	138,149	92,766	(18,127)	(108,989)	103,799
Depreciation and amortization	(115,479)	(273)	(34,825)	(5,054)	(155,631)
Interest expense, net	(70,341)	26,033	(12,490)	4,909	(51,889)
Other income (loss), net	150	—	(2,187)	1,427	(610)
Equity in earnings (losses) from real estate and other affiliates	5,831	4,403	(8,964)	268,365	269,635
Gain (loss) on sale or disposal of real estate, net	38,232	—	—	8,000	46,232
Gain (loss) on extinguishment of debt	(1,521)	—	(11,645)	—	(13,166)
Provision for impairment	(48,738)	—	—	—	(48,738)
Segment EBT	$(53,717)	$122,929	$(88,238)	$168,658	$149,632
Corporate income, expenses and other items					(144,815)
Net income (loss)					4,817
Net (income) loss attributable to noncontrolling interests					(24,325)
Net income (loss) attributable to common stockholders					$(19,508)

Nine Months Ended September 30, 2019
Total revenues	$305,395	$216,042	$43,051	$451,873	$1,016,361
Total operating expenses	(139,589)	(109,676)	(59,735)	(382,341)	(691,341)
Segment operating income (loss)	165,806	106,366	(16,684)	69,532	325,020
Depreciation and amortization	(84,890)	(334)	(19,713)	(4,386)	(109,323)
Interest expense, net	(60,695)	24,376	(8,440)	9,499	(35,260)
Other income (loss), net	1,186	601	(147)	664	2,304
Equity in earnings (losses) from real estate and other affiliates	3,195	18,859	(1,788)	581	20,847
Gain (loss) on sale or disposal of real estate, net	—	—	(6)	24,057	24,051
Selling profit from sales-type leases	13,537	—	—	—	13,537
Segment EBT	$38,139	$149,868	$(46,778)	$99,947	$241,176
Corporate income, expenses and other items					(165,880)
Net income (loss)					75,296
Net (income) loss attributable to noncontrolling interests					(240)
Net income (loss) attributable to common stockholders					$75,056

(a)
Total revenues includes hospitality revenues of $27.9 million for the nine months ended September 30, 2020, and $68.5 million for the nine months ended September 30, 2019. Total operating expenses includes hospitality operating costs of $24.8 million for the nine months ended September 30, 2020, and $46.3 million for the nine months ended September 30, 2019.

HHC 2020 FORM 10-Q | 37

FINANCIAL STATEMENTS	Table of Contents
FOOTNOTES

The assets by segment and the reconciliation of total segment assets to the Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

	September 30,	December 31,
thousands	2020	2019
Operating Assets	$3,911,853	$3,476,718
Master Planned Communities	2,310,333	2,166,472
Seaport District	912,191	930,067
Strategic Developments	1,164,749	1,540,161
Total segment assets	8,299,126	8,113,418
Corporate	742,119	300,348
Total assets	$9,041,245	$8,413,766

HHC 2020 FORM 10-Q | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents

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

HHC 2020 FORM 10-Q | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents

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

Forward-looking statements include, among others:

–
the impact of COVID-19, including the recent surge of COVID-19 cases in regions where we operate, on our business and numerous governmental restrictions and other orders instituted in response to the COVID-19 pandemic on our business

–
our “Transformation Plan”, including new executive leadership, reduction in our overhead expenses, the proposed sale of our non-core assets and accelerated growth in our core Master Planned Communities (“MPC”) assets

–	expected performance of our stabilized, income-producing properties and the performance and stabilization timing of properties that we have recently placed into service or are under construction

–	forecasts of our future economic performance

–	expected capital required for our operations and development opportunities for our properties

–	the impact of technology on our operations and business

–	expected performance of all of our segments

–	expected commencement and completion for property developments and timing and amount of sales or rentals of certain properties

–	estimates of our future liquidity, development opportunities, development spending and management plans

–	descriptions of assumptions underlying or relating to any of the foregoing

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

HHC 2020 FORM 10-Q | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
EXECUTIVE OVERVIEW

EXECUTIVE OVERVIEW

Description of Business

We strive to create timeless places and extraordinary experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We operate in four business segments: Operating Assets, MPC, Seaport District and Strategic Developments. The operational synergies of combining our three main business segments, Operating Assets, MPC and Strategic Developments, create a unique and continuous value-creation cycle. We sell land to residential homebuilders in our MPCs, and the new homes attract residents to our cities looking for places to live, work and shop. New homeowners create demand for commercial developments, such as retail, office, self-storage and hospitality offerings. We build these commercial properties through Strategic Developments when the timing is right using the cash flow harvested from our operating properties NOI and from the sale of land to homebuilders. Once these strategic developments are completed and stabilized, they transition to Operating Assets, which are located across the United States and increase recurring Net Operating Income (“NOI”), further funding the equity requirements in Strategic Developments. New office, retail and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that exceed the broader market. Increased demand for residential land generates more cash flow from MPC, thus continuing the cycle. Our fourth business segment, the Seaport District, is one of the only privately controlled districts in New York City and is being transformed into a culinary and entertainment destination. The Seaport District spans across approximately 453,000 square feet and several city blocks, including Pier 17, the Tin Building, the Historic District as well as the 250 Water Street parking lot.

CEO Transition

As previously disclosed on a Current Report on Form 8-K filed with the SEC on September 21, 2020, Mr. Paul Layne retired as our Chief Executive Officer and stepped down from the Company’s Board of Directors effective September 17, 2020. At the same time, Mr. David O’Reilly, our President and Chief Financial Officer, was appointed to serve as our interim Chief Executive Officer. The Board has commenced a search for a permanent Chief Executive Officer and plans to consider both internal and external candidates.

Transformation Plan

Following our previously announced review of strategic alternatives, we announced our intent to execute a transformation plan, comprised of three pillars: (1) a $45 - $50 million reduction in annual overhead expenses, (2) the sale of approximately $2 billion of non-core assets, and (3) accelerated growth in our core MPC assets.

We have made significant progress on the execution of our Transformation Plan commitments with meaningful reductions in overhead and the disposition of several non-core properties. Since the announcement of the Transformation Plan, we have executed on the sale of six non-core assets generating approximately $132 million of net proceeds after debt repayment. The COVID-19 pandemic has made additional non-core asset sales more challenging to execute and we expect this to continue during the remainder of the year. We have continued horizontal development in our MPCs to keep pace with builder demand given the strong underlying home sales in our communities. Additionally, we have commenced modest investments in pre-development work for the next vertical development opportunities in our core MPCs to ensure that we are ready to move forward as soon as demand warrants.

COVID-19 Pandemic

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. COVID-19 has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak evolved rapidly and countries, including the United States, reacted by instituting a wide variety of control measures including states of emergency, mandatory quarantines, required business and school closures, implementing “shelter in place” orders and restricting travel. Many states have since eased quarantine protocols which has allowed most of our properties to resume operations, specifically in retail and hospitality.

HHC 2020 FORM 10-Q | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
EXECUTIVE OVERVIEW

COVID-19 Impacts by Segment

Operating Assets Throughout the pandemic, we have seen continued strength in our office and multifamily assets. We are closely monitoring our rental revenue, and for the three months ended September 30, 2020, we collected 97.3% of our office portfolio billings, 98.5% of our multi-family portfolio billings, and 96.2% of our other portfolio billings.

Retail locations at our properties have been significantly negatively impacted given the temporary closure of all non-essential retail in Summerlin, Houston and Ward Village, and the complete closure of Riverwalk for approximately two months beginning in April 2020 (revenues from our retail properties accounted for 12% of our revenues for the year ended December 31, 2019). Several of our tenants have resumed operations with phased reopenings beginning in May and June 2020, and continuing through September 2020. As a result of these phased reopenings and rent deferrals, collections of our retail portfolio billings have increased from 49.7% for the three months ended June 2020, to 65.7% for three months ended September 30, 2020. In addition, occupancy rates remained above 90% for the majority of our stabilized retail assets.

At the onset of the pandemic, we experienced significant cancellations and declines in occupancy in our three hotel properties (which accounted for 7% of our revenues for the year ended December 31, 2019), and closed all three of our hotel properties in March 2020. The Woodlands Resort reopened in May 2020, with 54% of the rooms available and the Embassy Suites reopened in June 2020, with 100% of the rooms available. Both hotels continued to operate with this initial percentage of available rooms through the third quarter of 2020. At The Westin at The Woodlands, we reopened the bar and restaurant in April 2020, subject to local guidance, and reopened 100% of the guest rooms on July 1, 2020. As a result of these reopenings, occupancy levels have risen since the second quarter of 2020, however, we continue to see declines in occupancy through the third quarter of 2020, compared to levels achieved prior to the impact of the pandemic.

As announced in late June, the Minor League Baseball season was canceled for 2020, which impacted the Las Vegas Aviators, our Triple-A professional baseball team (which accounted for 2% of our revenues for the year ended December 31, 2019).

Further, despite the continued phased reopenings at our properties during the third quarter of 2020, there may be (i) a failure of our tenants in our retail properties as well as in our office and multi-family properties to make timely rental payments (revenues from our office and multi-family properties accounted for 13% of our total revenues for the year ended December 31, 2019), (ii) rent reductions, deferrals, downsizing or other concessions, (iii) reductions in demand for leased space and/or (iv) defaults under our leases as a result of downturns in our tenants’ personal financial situations as well as commercial businesses, due in part to containment measures, such as travel restrictions, mandatory government closures, quarantines, “shelter in place” orders and social distancing, as well as the overall impact on the economy and our tenants’ industries (including the energy sector). We cannot predict whether government action will require rent delays or other abatement measures or concessions or prohibit lease terminations or evictions for tenants.

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

For our MPC segment, new home sales, a leading indicator of land sales, dropped considerably in April as a result of stay-at-home orders, but experienced large upticks in May through October as local economies began to re-open. In response, we restarted horizontal development to maintain a sufficient supply of lots and superpads to keep up with the strong home sales. During the third quarter of 2020, The Woodlands Hills saw improved land sales revenue due to higher volume of acres sold and lot sales mix. In addition, Bridgeland land sales revenue remained consistent with the prior year quarter performance despite the impacts of COVID-19. Land sales revenues at Summerlin decreased compared to the prior period, however this was due to timing of superpad closings and not a decrease in homebuilder demand for our land.

We may experience a decrease in land sales in our MPCs as a result of the fluctuations in regional economies. Houston has been adversely affected by negative impacts on the energy sector and the local economy. In particular, The Woodlands, The Woodlands Hills and Bridgeland are correlated with the energy sector. Our success depends to a large extent upon the business activity, population, income levels, employment trends and real estate activity in and around Houston. Summerlin is to some degree correlated with the gaming industry, which could be adversely affected by changes in consumer trends and preferences in times of economic uncertainty, and have a negative impact on the local Las Vegas economy.

Seaport District In response to the pandemic, we completely closed the Seaport District and halted construction on the Tin Building in mid-March. Social distancing restrictions resulted in cancellation of our Seaport summer concert series, and, although the city gradually eased restriction in July, dining was limited to only outdoor spaces, with indoor dining resuming

HHC 2020 FORM 10-Q | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
EXECUTIVE OVERVIEW

at minimum capacities in late September. As a result, many of the businesses within the Seaport District resumed operations, on a limited basis, in the third quarter of 2020, including The Fulton, Cobble & Co. and Malibu Farm. Construction on the Tin Building resumed in May and is on track for completion in the fourth quarter of 2021, with an expanded focus on experiences including in-person dining, retail shopping, mobile ordering and delivery.

In August, in place of the summer concert series, we launched a new concept at the Pier 17 rooftop called The Greens, which allows groups of up to eight people to reserve their own socially distanced, mini-lawn space. We served over 42,000 guests, had an average wait list of over 20,000 people and generated $1.0 million in revenue for the three months ended September 30, 2020. This concept meaningfully increased the Seaport District’s exposure across social and media platforms with an increase of 253% in new social followers and over 378 million media impressions earned. This concept also helped us fulfill obligations under our sponsorship agreements which might have been drastically reduced without the summer concert series.

There may be (i) a failure of our tenants in our retail and office properties to make timely rental payments, (ii) rent reductions, deferrals, downsizing or other concessions, (iii) reductions in demand for leased space and/or (iv) defaults under our leases as a result of downturns in our tenants’ personal financial situations as well as commercial businesses, which include our leased and wholly owned retail stores, our managed businesses, including restaurants and event attractions at the Seaport District, in part due to containment measures, such as travel restrictions, mandatory government closures, quarantines, “shelter in place” orders and social distancing, as well as the overall impact on the economy and our tenants’ industries. We cannot predict whether government action will require rent delays or other abatement measures or concessions or prohibit lease terminations or evictions for tenants.

Strategic Developments Given the challenges presented by this new environment, we have launched digital sales efforts, including virtual tours to sell condominiums in Hawai’i, which we expect to maintain until social distancing recommendations are lifted. We have also implemented new model home practices by adding 3D virtual tours of interactive floor plans, live chat capabilities with sales staff, and increased photographs on their websites conducive to social distancing recommendations. As a result, overall progress at our condominium projects remains strong as of September 30, 2020, with Victoria Place, our newest project, 71.3% presold.

We may experience a decrease in condominium sales in Hawai’i, in light of the impact on the overall economy and consumers’ reluctance to make significant capital decisions, and availability of consumer financing in times of economic uncertainty.

We have not experienced any delays in our existing construction as a result of COVID-19, other than the brief delay of construction on the Tin Building discussed above. As mentioned in our Transformation Plan update, we have commenced modest investments in pre-development work to ensure we are ready to move forward the moment we see demand.

Liquidity Outlook As described above, the pandemic has caused economic problems in most of the regions in which we operate, as well as directly impacted sectors that have historically been meaningful contributors to HHC, such as residential land sales, hospitality, retail and sports venues. In direct response to the unprecedented COVID-19 pandemic and the impacts on our four business segments, as well as the economy and capital markets in general, we initiated measures to increase our liquidity. During the nine months ended September 30, 2020, we enhanced our liquidity profile through a successful common stock offering, which generated $593.6 million in proceeds, and the issuance of $750 million in senior notes due August 2028. The Company used the net proceeds from the debt issuance, together with cash on hand, for the repayment of existing indebtedness of approximately $807.9 million. We also extended our bridge loan for The Woodlands Towers at The Waterway and sold 100 Fellowship Drive in The Woodlands, Texas, which generated $64.2 million in net proceeds. As of September 30, 2020, we had $857.4 million of Cash and cash equivalents on our Condensed Consolidated Balance Sheets.

HHC 2020 FORM 10-Q | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
EXECUTIVE OVERVIEW

Third Quarter 2020 Highlights

Comparison of the three months ended September 30, 2020, to the three months ended September 30, 2019

Capital and Financing Activities

–
On August 18, 2020, the Company issued $750 million in senior notes due August 2028 (the “Senior Notes due 2028”), which will pay interest semi-annually at a rate of 5.375% per annum payable on August 1st and February 1st of each year, beginning on February 1, 2021. The Senior Notes due 2028 are unsecured senior obligations of the Company and are guaranteed by certain subsidiaries of the Company. The Company used the net proceeds from this issuance, together with cash on hand, for the repayment of existing indebtedness of approximately $807.9 million.

Operating Assets

–
NOI decreased $18.4 million due to decreases of $8.8 million in our retail properties, $6.6 million in our hospitality properties and $1.3 million in our other properties. These decreases were primarily due to rent deferrals and collection reserves related to our retail properties, declines in occupancy at our recently reopened hospitality properties and cancellation of the Las Vegas Aviators 2020 baseball season, all as a result of the COVID-19 pandemic.

–	Despite COVID-19, we saw strong demand for our newly completed multifamily assets, which have leased at or above our expectations.

MPC

–
Segment earnings before taxes (“EBT”) decreased by $25.5 million primarily due to lower land sales revenues primarily driven by reductions in acres sold at Summerlin due to the timing of super pad sales and lower Equity in earnings (losses) from real estate and other affiliates at The Summit.

–	New home sales, a leading indicator of future land sales, continued to increase at The Woodlands Hills, Bridgeland and Summerlin during the third quarter of 2020, compared to the same period in 2019.

–	Bridgeland price per acre increased 8.3% with acres sold remaining consistent with acres sold in the third quarter of 2019.

–
The Woodlands Hills’ price per acre increased 9.6% coupled with a 103.6% increase in acres sold due to a higher volume and change in product type of lots sold in the third quarter of 2020, compared to the same period in 2019.

Seaport District

–
Segment EBT decreased $11.0 million to a loss of $27.6 million primarily due to a decrease in segment revenues and operating expenses as a result of business closures and cancellations of events related to the COVID-19 pandemic, and an $11.6 million loss on extinguishment of debt upon retirement of the $250 million Seaport District loan in August 2020.

–
Seaport District NOI decreased $3.2 million to a net operating loss of $6.1 million primarily due to a $2.5 million decrease in our events, sponsorships, and catering category, and a $0.8 million decrease in our managed business entities. The decreases in NOI were primarily a result of business closures and cancellation of events related to the COVID-19 pandemic.

Strategic Developments

–
Segment EBT increased $248.6 million to income of $274.6 million primarily due to a $267.5 million gain on deconsolidation of 110 North Wacker attributable to the initial fair value step-up of the retained equity method investment at the time of deconsolidation and an additional $15.4 million attributable to the recognition of previously eliminated 110 North Wacker development fees upon deconsolidation. These increases were partially offset by a $24.2 million gain recognized for the sale of the Cottonwood Mall during the three months ended September 30, 2019, and the timing of condominium closings. The Company closed units at Ke Kilohana and Ae‘o in 2019, with no new condominium towers scheduled for completion in 2020. Please refer to Note 3 - Real Estate and Other Affiliates in the Company’s Condensed Consolidated Financial Statements for further details on the 110 North Wacker deconsolidation.

–
Continued sales at Ward Village by contracting to sell 24 condominiums in the third quarter of 2020. Victoria Place, our newest building that began public sales in December 2019, accounted for 13 of the units contracted this quarter and was 71.3% presold as of September 30, 2020.

–
Excluding Victoria Place, we have sold 2,446 residential units at our six under construction towers in Ward Village since inception, bringing the total percentage of units sold at these condominium towers to 90.7%.

HHC 2020 FORM 10-Q | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
EXECUTIVE OVERVIEW

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

EBT should not be considered an alternative to GAAP net income attributable to common stockholders or GAAP net income, as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBT are that it does not include the following in our calculations:

–	cash expenditures, or future requirements for capital expenditures or contractual commitments

–	corporate general and administrative expenses

–	interest expense on our corporate debt

–	income taxes that we may be required to pay

–	any cash requirements for replacement of fully depreciated or amortized assets

–	limitations on, or costs related to, the transfer of earnings from our real estate and other affiliates to us

HHC 2020 FORM 10-Q | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
EXECUTIVE OVERVIEW

A reconciliation between EBT and Net income is presented below:

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended September 30, 2020
Total revenues	$81,667	$52,158	$4,204	$16,365	$154,394
Total operating expenses	(47,590)	(23,059)	(11,522)	(9,922)	(92,093)
Segment operating income (loss)	34,077	29,099	(7,318)	6,443	62,301
Depreciation and amortization	(41,395)	(91)	(7,174)	(1,643)	(50,303)
Interest expense, net	(21,045)	9,176	(2,811)	1,921	(12,759)
Other income (loss), net	(17)	—	1,590	134	1,707
Equity in earnings (losses) from real estate and other affiliates	962	(1,563)	(288)	267,727	266,838
Gain (loss) on sale or disposal of real estate, net	108	—	—	—	108
Gain (loss) on extinguishment of debt	(1,521)	—	(11,645)	—	(13,166)
Segment EBT	$(28,831)	$36,621	$(27,646)	$274,582	$254,726
Corporate income, expenses and other items					(90,724)
Net income (loss)					164,002
Net (income) loss attributable to noncontrolling interests					(24,292)
Net income (loss) attributable to common stockholders					$139,710

Three Months Ended September 30, 2019
Total revenues	$104,223	$92,287	$23,130	$11,515	$231,155
Total operating expenses	(47,950)	(43,697)	(27,330)	(11,327)	(130,304)
Segment operating income (loss)	56,273	48,590	(4,200)	188	100,851
Depreciation and amortization	(28,844)	(88)	(6,767)	(2,070)	(37,769)
Interest expense, net	(21,645)	8,550	(4,984)	3,002	(15,077)
Other income (loss), net	63	534	—	354	951
Equity in earnings (losses) from real estate and other affiliates	441	4,523	(705)	283	4,542
Gain (loss) on sale or disposal of real estate, net	—	—	—	24,201	24,201
Selling profit from sales-type leases	13,537	—	—	—	13,537
Segment EBT	$19,825	$62,109	$(16,656)	$25,958	$91,236
Corporate income, expenses and other items					(61,193)
Net income (loss)					30,043
Net (income) loss attributable to noncontrolling interests					(285)
Net income (loss) attributable to common stockholders					$29,758

(a)
Total revenues includes hospitality revenues of $8.1 million for the three months ended September 30, 2020, and $20.0 million for the three months ended September 30, 2019. Total operating expenses includes hospitality operating costs of $7.6 million for the three months ended September 30, 2020, and $14.1 million for the three months ended September 30, 2019.

HHC 2020 FORM 10-Q | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
EXECUTIVE OVERVIEW

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Nine Months Ended September 30, 2020
Total revenues	$280,201	$171,517	$16,170	$17,749	$485,637
Total operating expenses	(142,052)	(78,751)	(34,297)	(126,738)	(381,838)
Segment operating income (loss)	138,149	92,766	(18,127)	(108,989)	103,799
Depreciation and amortization	(115,479)	(273)	(34,825)	(5,054)	(155,631)
Interest expense, net	(70,341)	26,033	(12,490)	4,909	(51,889)
Other income (loss), net	150	—	(2,187)	1,427	(610)
Equity in earnings (losses) from real estate and other affiliates	5,831	4,403	(8,964)	268,365	269,635
Gain (loss) on sale or disposal of real estate, net	38,232	—	—	8,000	46,232
Gain (loss) on extinguishment of debt	(1,521)	—	(11,645)	—	(13,166)
Provision for impairment	(48,738)	—	—	—	(48,738)
Segment EBT	$(53,717)	$122,929	$(88,238)	$168,658	$149,632
Corporate income, expenses and other items					(144,815)
Net income (loss)					4,817
Net (income) loss attributable to noncontrolling interests					(24,325)
Net income (loss) attributable to common stockholders					$(19,508)

Nine Months Ended September 30, 2019
Total revenues	$305,395	$216,042	$43,051	$451,873	$1,016,361
Total operating expenses	(139,589)	(109,676)	(59,735)	(382,341)	(691,341)
Segment operating income (loss)	165,806	106,366	(16,684)	69,532	325,020
Depreciation and amortization	(84,890)	(334)	(19,713)	(4,386)	(109,323)
Interest expense, net	(60,695)	24,376	(8,440)	9,499	(35,260)
Other income (loss), net	1,186	601	(147)	664	2,304
Equity in earnings (losses) from real estate and other affiliates	3,195	18,859	(1,788)	581	20,847
Gain (loss) on sale or disposal of real estate, net	—	—	(6)	24,057	24,051
Selling profit from sales-type leases	13,537				13,537
Segment EBT	$38,139	$149,868	$(46,778)	$99,947	$241,176
Corporate income, expenses and other items					(165,880)
Net income (loss)					75,296
Net (income) loss attributable to noncontrolling interests					(240)
Net income (loss) attributable to common stockholders					$75,056

(a)
Total revenues includes hospitality revenues of $27.9 million for the nine months ended September 30, 2020, and $68.5 million for the nine months ended September 30, 2019. Total operating expenses includes hospitality operating costs of $24.8 million for the nine months ended September 30, 2020, and $46.3 million for the nine months ended September 30, 2019.

HHC 2020 FORM 10-Q | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net income attributable to common stockholders increased $110.0 million to income of $139.7 million for the three months ended September 30, 2020, and decreased $94.6 million to a loss of $19.5 million for the nine months ended September 30, 2020, compared to the prior year periods.

For the three months ended September 30, 2020:

Total segment EBT increased $163.5 million compared to the prior year period primarily due to the following:

–
higher Strategic Developments EBT primarily due a gain on deconsolidation of 110 North Wacker attributable to the initial fair value step-up of the retained equity method investment at the time of deconsolidation and the recognition of previously eliminated 110 North Wacker development fees upon deconsolidation, partially offset by a gain recognized for the sale of the Cottonwood Mall during the three months ended September 30, 2019 and lower Condominium rights and unit sales, net of costs, driven by the timing of condominium closings.

–
lower Operating Asset EBT primarily due to decreases in operating revenues due to rent deferrals and collection reserves related to our retail properties, declines in occupancy at our recently reopened hospitality properties and cancellation of the Las Vegas Aviators 2020 baseball season as a result of the COVID-19 pandemic

–	lower MPC EBT primarily due to lower MPC land sales revenues, driven by timing of Summerlin superpad sales

–	lower Seaport EBT primarily due to decreases in segment revenues and operating expenses primarily as a result of business closures and cancellations of events related to the COVID-19 pandemic

–	loss on extinguishment of debt due to the early retirement of Seaport and Operating loans

For the nine months ended September 30, 2020:

Total segment EBT decreased $91.5 million compared to the prior year period primarily due to the following:

–
lower Operating Asset EBT primarily due to decreases in operating revenues due to rent deferrals and collection reserves related to our retail properties, declines in occupancy at our recently reopened hospitality properties, cancellation of the Las Vegas Aviators 2020 baseball season as a result of the COVID-19 pandemic and an impairment charge for Outlet Collection at Riverwalk

–	lower Seaport EBT primarily due to decreases in segment revenues and operating expenses primarily as a result of business closures and cancellations of events related to the COVID-19 pandemic

–	lower MPC EBT primarily due to lower MPC land sales revenues, driven by timing of Summerlin superpad sales

–	loss on extinguishment of debt due to the early retirement of Seaport and Operating loans

–
higher Strategic EBT due a gain on deconsolidation of 110 North Wacker attributable to the initial fair value step-up of the retained equity method investment at the time of deconsolidation and the recognition of previously eliminated 110 North Wacker development fees upon deconsolidation, partially offset by a charge related to our expected funding of costs to correct alleged defects at Waiea, which we expect to recover from responsible parties and insurance proceeds, as well as lower Condominium rights and unit sales, net of costs, driven by the timing of condominium closings

–
an increase in the Gain on sale or disposal of real estate, net due to the termination payment received related to the sale of West Windsor in the second quarter of 2020, and the sale of 100 Fellowship Drive in the first quarter of 2020

See segment discussions for more detail of the changes described above.

HHC 2020 FORM 10-Q | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
RESULTS OF OPERATIONS

Operating Assets

The Operating Assets segment consists of retail, office, hospitality and multi-family properties along with other real estate investments, excluding the properties located at the Seaport District, which are reported in the Seaport District segment for all periods presented.

Segment EBT Segment EBT for Operating Assets is presented below:

Operating Assets Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2020	2019	$ Change	2020	2019	$ Change
Total revenues	$81,667	$104,223	$(22,556)	$280,201	$305,395	$(25,194)
Total operating expenses	(47,590)	(47,950)	360	(142,052)	(139,589)	(2,463)
Segment operating income (loss)	34,077	56,273	(22,196)	138,149	165,806	(27,657)
Depreciation and amortization	(41,395)	(28,844)	(12,551)	(115,479)	(84,890)	(30,589)
Interest expense, net	(21,045)	(21,645)	600	(70,341)	(60,695)	(9,646)
Other income (loss), net	(17)	63	(80)	150	1,186	(1,036)
Equity in earnings (losses) from real estate and other affiliates	962	441	521	5,831	3,195	2,636
Gain (loss) on sale or disposal of real estate	108	—	108	38,232	—	38,232
Gain (loss) on extinguishment of debt	(1,521)	—	(1,521)	(1,521)	—	(1,521)
Selling profit from sales-type leases	—	13,537	(13,537)	—	13,537	(13,537)
Provision for impairment	—	—	—	(48,738)	—	(48,738)
Segment EBT	$(28,831)	$19,825	$(48,656)	$(53,717)	$38,139	$(91,856)

For the three months ended September 30, 2020:

Operating Assets segment EBT decreased $48.7 million to a loss of $28.8 million compared to the prior year period primarily due to the following:

–
net decreases in our Other land, rental and property revenues and related Operating expenses primarily due to declines in occupancy at our recently reopened hospitality properties and cancellation of the Las Vegas Aviators 2020 baseball season as a result of the COVID-19 pandemic

–	net decreases in Rental revenue and related Operating expenses primarily due to rent deferrals and collection reserves related to our retail properties

–	decrease in Selling profit from sales-type leases attributable to the commencement of a lease at our 100 Fellowship Drive property in the third quarter of 2019

–
increase in Operating expenses, Interest expense, net and Depreciation and amortization expense, partially offset by Rental revenue related to office and multi-family assets recently placed in service, but still in the lease-up period

For the nine months ended September 30, 2020:

Operating Assets segment EBT decreased $91.9 million to a loss of $53.7 million compared to the prior year period primarily due to the following:

–
increase in the Provision for impairment of $48.7 million for Outlet Collection at Riverwalk, partially offset by an increase in Gain (loss) on sale or disposal of real estate related to the sale of 100 Fellowship Drive, in The Woodlands, Texas, in the first quarter of 2020. Please refer to Note 4 - Recent Transactions and Note 5 - Impairment in the Company’s Condensed Consolidated Financial Statements for further details.

–
net decreases in our Other land, rental and property revenues and related Operating expenses primarily due to declines in occupancy at our recently reopened hospitality properties and cancellation of the Las Vegas Aviators 2020 baseball season, all as a result of the COVID-19 pandemic

–	net decreases in Rental revenue and related Operating expenses primarily due rent deferrals and collection reserves related to our retail properties

–	decrease in Selling profit from sales-type leases attributable to the commencement of a lease at our 100 Fellowship Drive property in the third quarter of 2019

–
increase in Operating expenses, Interest expense, net and Depreciation and amortization expense, partially offset by Rental revenue related to office and multi-family assets recently placed in service, but still in the lease-up period

HHC 2020 FORM 10-Q | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
RESULTS OF OPERATIONS

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

Operating Assets NOI	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2020	2019	$ Change	2020	2019	$ Change
Total Operating Assets segment EBT	$(28,831)	$19,825	$(48,656)	$(53,717)	$38,139	$(91,856)
Depreciation and amortization	41,395	28,844	12,551	115,479	84,890	30,589
Interest expense, net	21,045	21,645	(600)	70,341	60,695	9,646
Equity in (earnings) losses from real estate and other affiliates	(962)	(441)	(521)	(5,831)	(3,195)	(2,636)
(Gain) loss on sale or disposal of real estate and other assets, net	(108)	—	(108)	(38,232)	—	(38,232)
(Gain) loss on extinguishment of debt	1,521	—	1,521	1,521	—	1,521
Selling profit from sales-type leases	—	(13,537)	13,537	—	(13,537)	13,537
Provision for impairment	—	—	—	48,738	—	48,738
Impact of straight-line rent	1,766	(2,529)	4,295	(4,585)	(7,911)	3,326
Other	69	477	(408)	123	259	(136)
Operating Assets NOI	$35,895	$54,284	$(18,389)	$133,837	$159,340	$(25,503)

The below table presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2020	2019	$ Change	2020	2019	$ Change
Office	$23,819	$24,159	$(340)	$87,110	$63,081	$24,029
Retail	6,932	15,683	(8,751)	30,021	47,188	(17,167)
Multi-family	3,924	5,317	(1,393)	12,286	14,503	(2,217)
Hospitality	626	7,231	(6,605)	3,163	23,419	(20,256)
Other	594	1,894	(1,300)	1,257	11,149	(9,892)
Operating Assets NOI	$35,895	$54,284	$(18,389)	$133,837	$159,340	$(25,503)

HHC 2020 FORM 10-Q | 50

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
RESULTS OF OPERATIONS

For the three months ended September 30, 2020:

Operating Assets NOI decreased $18.4 million to $35.9 million compared to the prior year period primarily due to the following:

–
decreases due to rent deferrals and collection reserves related to our retail properties, declines in occupancy at our recently reopened hospitality properties, and cancellation of the Las Vegas Aviators 2020 baseball season, all as a result of the COVID-19 pandemic

–	decreases related to our multi-family properties as a result of increased concessions and operating expenses on newly opened multi-family assets

For the nine months ended September 30, 2020:

Operating Assets NOI decreased $25.5 million to $133.8 million compared to the prior year period primarily due to the following:

–
decreases due to rent deferrals and collection reserves related to our retail properties, declines in occupancy at our recently reopened hospitality properties, and cancellation of the Las Vegas Aviators 2020 baseball season as a result of the COVID-19 pandemic

–
partially offset by increases in our office properties, primarily attributable to NOI from the recent acquisition of The Woodlands Towers at the Waterway and placing various office properties into service subsequent to the third quarter of 2019

In addition, Operating Assets NOI for the three and nine months ended September 30, 2020, includes NOI from the following assets that were transferred from Strategic Developments to Operating Assets:

–	8770 New Trails and Juniper Apartments transferred during the first quarter of 2020

–	Two Lakes Edge transferred during the second quarter of 2020

–	Merriweather District Area 3 Standalone Restaurant transferred during the third quarter of 2020

Master Planned Communities

Segment EBT Segment EBT for MPC Assets is presented below:

MPC Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2020	2019	$ Change	2020	2019	$ Change
Total revenues	$52,158	$92,287	$(40,129)	$171,517	$216,042	$(44,525)
Total operating expenses	(23,059)	(43,697)	20,638	(78,751)	(109,676)	30,925
Segment operating income (loss)	29,099	48,590	(19,491)	92,766	106,366	(13,600)
Depreciation and amortization	(91)	(88)	(3)	(273)	(334)	61
Interest income, net	9,176	8,550	626	26,033	24,376	1,657
Other income (loss), net	—	534	(534)	—	601	(601)
Equity in earnings (losses) from real estate and other affiliates	(1,563)	4,523	(6,086)	4,403	18,859	(14,456)
Segment EBT	$36,621	$62,109	$(25,488)	$122,929	$149,868	$(26,939)

For the three months ended September 30, 2020:

MPC segment EBT decreased $25.5 million to $36.6 million compared to the prior year period. Lower MPC land sales revenues were primarily driven by reductions in acres sold at Summerlin due to superpad sales in the third quarter of 2019, that did not recur in the third quarter of 2020. This decrease was partially offset by increases in price-per-acre metrics for Bridgeland and The Woodlands Hills. Additional highlights for the period included:

–	Bridgeland price per acre increased 8.3% with acres sold remaining consistent with results in the third quarter 2019.

–
The Woodlands Hills price per acre increased 9.6% coupled with a 103.6% increase in acres sold due to a higher volume and change in product type of lots sold in the third quarter of 2020, compared to the same period in 2019.

In addition, performance was negatively impacted by lower Equity in earnings (losses) from real estate and other affiliates at The Summit due to the impact of increased amenities cost and higher unit completion cost.

HHC 2020 FORM 10-Q | 51

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
RESULTS OF OPERATIONS

For the nine months ended September 30, 2020:

MPC segment EBT decreased $26.9 million to $122.9 million compared to the prior year period. Lower MPC land sales revenues were primarily driven by reductions in acres sold at Summerlin due to lower superpad sales. These decreases were partially offset by increases in price-per-acre metrics across all MPCs. Additional highlights for the period included:

–
The Woodlands price per acre increased 82.6% due to an increase in land sales in a high-end, exclusive section of The Woodlands community that generates significantly higher value per acre in comparison.

–
Bridgeland’s residential land sales realized an increase of $5.7 million, or 12.4%, driven by a 9.5% increase in price per acre and a 2.6% increase in acres sold in the nine months ended September 30, 2020, compared to the same period in 2019. In addition, in 2020, a 16.6-acre school site was sold for $2.2 million.

–
The Woodlands Hills’ price per acre increased 8.3% coupled with a 25.3% increase in acres sold due to a change in product type of lots sold in the nine months ended September 30, 2020, compared to the same period in 2019.

In addition, performance was negatively impacted by lower Equity in earnings (losses) from real estate and other affiliates at The Summit due to the impact of increased amenities cost and higher unit completion cost.

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

The following table sets forth the MPC Net Contribution for the three and nine months ended September 30:

MPC Net Contribution	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2020	2019	$ Change	2020	2019	$ Change
MPC Segment EBT	$36,621	$62,109	$(25,488)	$122,929	$149,868	$(26,939)
Plus:
Cost of sales - land	15,899	33,304	(17,405)	58,560	78,128	(19,568)
Depreciation and amortization	91	88	3	273	334	(61)
MUD and SID bonds collections, net (a)	(101)	10,099	(10,200)	5,957	11,080	(5,123)
Distributions from real estate and other affiliates	1,186	1,320	(134)	3,531	4,061	(530)
Less:
MPC development expenditures	(43,833)	(60,890)	17,057	(160,217)	(180,733)	20,516
MPC land acquisitions	—	—	—	—	(752)	752
Equity in (earnings) losses in real estate and other affiliates	1,563	(4,523)	6,086	(4,403)	(18,859)	14,456
MPC Net Contribution	$11,426	$41,507	$(30,081)	$26,630	$43,127	$(16,497)

(a)	SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution decreased $30.1 million for the three months ended September 30, 2020, and $16.5 million for the nine months ended September 30, 2020, compared to the same periods in 2019, due to the decrease in MPC land sales revenues mentioned above and lower MUD and SID bonds collections, net, partially offset by decreases in operating expenses and MPC development expenditures.

HHC 2020 FORM 10-Q | 52

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
RESULTS OF OPERATIONS

The following table sets forth MPC land inventory activity for the nine months ended September 30, 2020:

thousands	Bridgeland	Columbia	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance at December 31, 2019	$487,314	$16,643	$845,440	$186,773	$119,504	$1,655,674
MPC development expenditures (a)	73,113	—	72,638	4,699	9,767	160,217
MPC cost of sales	(17,386)	—	(23,219)	(13,544)	(4,411)	(58,560)
MUD reimbursable costs (b)	(47,803)	—	—	(480)	(6,254)	(54,537)
Other (c)	(7,737)	(18)	(1,223)	(511)	173	(9,316)
Balance at September 30, 2020	$487,501	$16,625	$893,636	$176,937	$118,779	$1,693,478

(a)	Development expenditures are inclusive of capitalized interest and property taxes.

(b)	MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

(c)	Primarily consists of changes in accrued development expenditures payable.

Seaport District

The Seaport District is part non-stabilized operating asset, part development project and part operating business. As such, the Seaport District has a greater range of possible outcomes than our other projects. The greater uncertainty is largely the result of (i) seasonality; (ii) potential sponsorship revenue; (iii) potential event revenue; and (iv) business operating risks from various start-up businesses. We operate and own, either directly, through license agreements or in partnership with third parties, many of the tenants in the Seaport District, including retail stores such as SJP by Sarah Jessica Parker and restaurants such as The Fulton by Jean-Georges, Bar Wayō, Malibu Farm, two concepts by Andrew Carmellini, R17 and the marketplace operated by Jean-Georges. As a result, the revenues and expenses of these businesses, as well as the underlying market conditions affecting these types of businesses, will directly impact the NOI of the Seaport District. This is in contrast to our other retail properties where we primarily receive lease payments and are not as directly impacted by the operating performance of the underlying businesses. This causes the financial results and eventual stabilized yield of the Seaport District to be less predictable than our other operating real estate assets with traditional lease structures. Further, as we open new operating businesses, either owned entirely or in partnership with third parties, we expect to incur pre-opening expenses and operating losses until those businesses stabilize, which likely will not happen until the Seaport District reaches its critical mass of offerings. We expect the time to stabilize the Seaport District will be primarily driven by the construction, interior finish work and stabilization to occur at the Jean-Georges marketplace in the Tin Building. As a result of impacts related to COVID-19, there were delays in construction on the Tin Building, however construction is still on track for completion in the fourth quarter of 2021, with an expanded focus on experiences including in-person dining, retail shopping, mobile ordering and delivery. As a result of COVID-19, we expect stabilization to take at least 18 months. Given the factors and uncertainties listed above combined with potential future impacts related to COVID-19 and our operating experience during this past summer as we opened multiple new venues, we do not currently provide guidance on our expected NOI yield and stabilization date for the Seaport District. As we move closer to opening a critical mass of offerings at the Seaport District, we will re-establish goals for yield on costs and stabilization dates when the uncertainties and range of possible outcomes are clearer.

We primarily categorize the businesses in the Seaport District segment into three groups: landlord operations, managed businesses, and events and sponsorships. Real Estate Operations (Landlord) represents physical real estate we have developed and own, either wholly or through joint ventures, and is inclusive of our office, retail and multi-family properties. Managed Businesses represents retail and food and beverage businesses that HHC owns, either wholly or through partnerships with third parties, and operates, including license and management agreements. For the nine months ended September 30, 2020, our managed businesses include, among others, The Fulton, SJP by Sarah Jessica Parker, R17, Cobble & Co. and Malibu Farm. In July 2020, Seaport entered into management agreements with Creative Culinary Management Company, LLC (Creative Culinary), a Jean-Georges company, to manage and operate its food and beverage operations for the Fulton, R17, Cobble & Co. and Malibu Farm. Creative Culinary will be responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as day-to-day operations and accounting for food and beverage operations.

Our events and sponsorship businesses have historically included our concert series, Winterland skating and bar, event catering, private events and sponsorships from 11 partners. With the cancellation of the 2020 summer concert series and the Winterland skating and bar, in August, we launched a new concept at the Pier 17 rooftop called The Greens, which allows groups of up to eight people to reserve their own socially distanced, mini-lawn space. The Greens generated high customer demand for the outdoor venue and helped to fulfill obligations under our sponsorship agreements, which would have been drastically reduced without the concert series.

HHC 2020 FORM 10-Q | 53

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
RESULTS OF OPERATIONS

Segment EBT Segment EBT for Seaport District is presented below:

Seaport District Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2020	2019	$ Change	2020	2019	$ Change
Total revenues	$4,204	$23,130	$(18,926)	$16,170	$43,051	$(26,881)
Total operating expenses	(11,522)	(27,330)	15,808	(34,297)	(59,735)	25,438
Segment operating income (loss)	(7,318)	(4,200)	(3,118)	(18,127)	(16,684)	(1,443)
Depreciation and amortization	(7,174)	(6,767)	(407)	(34,825)	(19,713)	(15,112)
Interest expense, net	(2,811)	(4,984)	2,173	(12,490)	(8,440)	(4,050)
Other income (loss), net	1,590	—	1,590	(2,187)	(147)	(2,040)
Equity in earnings (losses) from real estate and other affiliates	(288)	(705)	417	(8,964)	(1,788)	(7,176)
Gain (loss) on sale or disposal of real estate	—	—	—	—	(6)	6
Gain (loss) on extinguishment of debt	(11,645)	—	(11,645)	(11,645)	—	(11,645)
Segment EBT	$(27,646)	$(16,656)	$(10,990)	$(88,238)	$(46,778)	$(41,460)

For the three months ended September 30, 2020:

Seaport District segment EBT decreased $11.0 million to a loss of $27.6 million compared to the prior year period primarily due to the following:

–	decrease in segment revenues and operating expenses primarily as a result of business closures and cancellations of events related to the COVID-19 pandemic

–	$11.6 million loss on extinguishment of debt upon retirement of the $250 million Seaport District loan in August 2020

–	partially offset by a decrease in Interest expense, net due to the early repayment of the loan and an increase in Other income (loss), net due to liquidation sales of 10 Corso Como Retail inventory

For the nine months ended September 30, 2020:

Seaport District segment EBT decreased $41.5 million to a loss of $88.2 million. In addition to the items affecting the three months ended September 30, 2020, the decrease for the nine months ended September 30, 2020, was primarily driven by the following:

–	$6.0 million impairment of the Company’s equity investment in Mr. C Seaport. Please refer to Note 5 - Impairment in the Company’s Condensed Consolidated Financial Statements for further details.

–
write-offs of retail inventory recorded within Other income (loss), net and building improvements recorded within Depreciation and amortization due to the permanent closure of 10 Corso Como Retail and Café during the first quarter

Net Operating Income A reconciliation of Seaport District segment EBT to Seaport District NOI is presented in the table below.

Seaport District NOI	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2020	2019	$ Change	2020	2019	$ Change
Total Seaport District segment EBT	$(27,646)	$(16,656)	$(10,990)	$(88,238)	$(46,778)	$(41,460)
Depreciation and amortization	7,174	6,767	407	34,825	19,713	15,112
Interest expense, net	2,811	4,984	(2,173)	12,490	8,440	4,050
Equity in (earnings) losses from real estate and other affiliates	288	705	(417)	8,964	1,788	7,176
(Gain) loss on sale or disposal of real estate	—	—	—	—	6	(6)
(Gain) loss on extinguishment of debt	11,645	—	11,645	11,645	—	11,645
Impact of straight-line rent	1,027	412	615	2,360	1,658	702
Other (income) loss, net (a)	(1,398)	896	(2,294)	4,525	5,405	(880)
Seaport District NOI	$(6,099)	$(2,892)	$(3,207)	$(13,429)	$(9,768)	$(3,661)

(a)
Includes miscellaneous development-related items as well as the loss related to the write-off of inventory due to the permanent closure of 10 Corso Como Retail and Café in the first quarter of 2020, and income related to inventory liquidation sales in the third quarter of 2020.

HHC 2020 FORM 10-Q | 54

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
RESULTS OF OPERATIONS

The below table presents Seaport District NOI by category:

Seaport District NOI by Category	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2020	2019	$ Change	2020	2019	$ Change
Historic District & Pier 17 - Landlord	$(2,022)	$(2,150)	$128	$(5,494)	$(5,156)	$(338)
Multi-family	46	112	(66)	260	303	(43)
Hospitality	—	—	—	(12)	41	(53)
Historic District & Pier 17 - Managed Businesses	(1,657)	(879)	(778)	(4,993)	(4,420)	(573)
Events, Sponsorships & Catering Business	(2,466)	25	(2,491)	(3,190)	(536)	(2,654)
Seaport District NOI	$(6,099)	$(2,892)	$(3,207)	$(13,429)	$(9,768)	$(3,661)

Seaport District NOI decreased for the three and nine months ended September 30, 2020, primarily a result of business closures and cancellations of events related to the COVID-19 pandemic.

Including managed businesses, events, sponsorships, catering and the Tin Building, the Seaport District is approximately 54% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up. Additionally, rental revenue earned from businesses we own and operate is eliminated in consolidation. We expect to incur operating losses for our landlord operations, managed business entities and event and sponsorship until businesses in New York are able to safely reopen, the economy recovers from the economic impact of the COVID-19 pandemic and the Seaport District reaches its critical mass of offerings.

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

Segment EBT Segment EBT for Strategic Developments is presented below:

Strategic Developments Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2020	2019	$ Change	2020	2019	$ Change
Total revenues	$16,365	$11,515	$4,850	$17,749	$451,873	$(434,124)
Total operating expenses	(9,922)	(11,327)	1,405	(126,738)	(382,341)	255,603
Segment operating (loss) income	6,443	188	6,255	(108,989)	69,532	(178,521)
Depreciation and amortization	(1,643)	(2,070)	427	(5,054)	(4,386)	(668)
Interest income, net	1,921	3,002	(1,081)	4,909	9,499	(4,590)
Other income (loss), net	134	354	(220)	1,427	664	763
Equity in earnings (losses) from real estate and other affiliates	267,727	283	267,444	268,365	581	267,784
Gain (loss) on sale or disposal of real estate, net	—	24,201	(24,201)	8,000	24,057	(16,057)
Segment EBT	$274,582	$25,958	$248,624	$168,658	$99,947	$68,711

HHC 2020 FORM 10-Q | 55

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
RESULTS OF OPERATIONS

For the three months ended September 30, 2020:

Strategic Developments segment EBT increased $248.6 million to income of $274.6 million compared to the prior year period primarily due to the following:

–
increase in Equity in earnings (losses) from real estate and other affiliates primarily due to a $267.5 million gain on deconsolidation of 110 North Wacker attributable to the initial fair value step-up of the retained equity method investment at the time of deconsolidation. Please refer to Note 3 - Real Estate and Other Affiliates in the Company’s Condensed Consolidated Financial Statements for further details.

–	increase in Other land, rental and property revenues primarily due to the recognition of $15.4 million of previously eliminated 110 North Wacker development fees upon deconsolidation

These increases were partially offset by the following:

–	decrease in Gain (loss) on sale or disposal of real estate, net driven by the $24.2 million gain on the sale of the Cottonwood Mall in during the three months ended September 30, 2019

–
decrease in Condominium rights and unit sales, net of costs driven by the timing of condominium closings. The Company closed on a large number of units at Ke Kilohana and Ae’o in 2019, with no new condominium towers scheduled for completion in 2020.

For the nine months ended September 30, 2020:

Strategic Developments segment EBT increased $68.7 million to income of $168.7 million compared to the prior year period primarily due to the following:

–
increase in Equity in earnings (losses) from real estate and other affiliates primarily due to a $267.5 million gain on deconsolidation of 110 North Wacker attributable to the initial fair value step-up of the retained equity method investment at the time of deconsolidation. Please refer to Note 3 - Real Estate and Other Affiliates in the Company’s Condensed Consolidated Financial Statements for further details.

–	increase in Other land, rental and property revenues primarily due to the recognition of $15.4 million of previously eliminated 110 North Wacker development fees upon deconsolidation

These increases were partially offset by the following:

–
increase in Condominium rights and unit cost of sales primarily driven by a $97.9 million charge in the first quarter of 2020, related to our expected funding of costs to correct alleged construction defects at Waiea. Please refer to Note 10 - Commitments and Contingencies in our Condensed Consolidated Financial Statements for additional information related to the alleged construction defects at Waiea.

–
decrease in Condominium rights and unit sales, net of costs, driven by the timing of condominium closings. The Company closed on a large number of units at Ke Kilohana and Ae’o in 2019, with no new condominium towers scheduled for completion in 2020.

–
decrease in Gain (loss) on sale or disposal of real estate, net of $16.1 million driven by the receipt of an $8.0 million termination payment in the second quarter of 2020, related to the October 2019 sale of West Windsor, compared to the $24.2 million gain on the sale of the Cottonwood Mall recognized in the third quarter of 2019

–
increase in Condominium rights and unit cost of sales of $6.0 million driven by a reduction in the estimated net sales price of certain condominium units, including the remaining penthouse inventory, to better align the expected price with recent final sales prices

HHC 2020 FORM 10-Q | 56

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
RESULTS OF OPERATIONS

Ward Village Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods. As a result of significantly lower available inventory, we closed on zero condominium units during the three and nine months ended September 30, 2020, compared to 7 for the three months ended September 30, 2019, and 594 for the nine months ended September 30, 2019. However, overall progress at our condominium projects remains strong. At September 30, 2020, our six completed or under construction towers are 90.7% sold with only five units that remain to be sold at Waiea and one at Anaha. Both Ae‘o and Ke Kilohana are completely sold.

As a result of strong demand demonstrated by sales at ‘A‘ali‘i and Kō'ula, we launched public sales of our seventh condominium project at Ward Village in December 2019. Victoria Place will be a 40-story, 349-unit condominium project located between Auahi Street and Ala Moana Boulevard, immediately to the west of Waiea and adjacent to Victoria Ward Park. The project will consist of one, two and three-bedroom residences. The units will range from approximately 750 square feet to 1,850 square feet. Additionally, there will be approximately 15,600 square feet of ground level open space, and 64,000 square feet of indoor and outdoor recreational space. We have entered into contracts for 255 units as of October 31, 2020, representing 73.1% of total units and 75.2% of the total residential square feet available for sale.

The following provides further detail for Ward Village as of September 30, 2020:

	Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Total % of Residential Square Feet Closed or Under Contract
Completed
Waiea (a)	170	2	177	97.2%	95.2%
Anaha (a)	315	1	317	99.7%	98.7%
Ae’o (b)	465	—	465	100.0%	100.0%
Ke Kilohana (a)	423	—	423	100.0%	100.0%
Under construction
‘A‘ali‘i	—	635	750	84.7%	80.0%
Kō'ula (c)	—	435	565	77.0%	79.3%
Predevelopment
Victoria Place	—	249	349	71.3%	73.4%

(a)	The retail portions of these projects are 100% leased and has been placed in service.

(b)	The retail portion of the project, which is primarily comprised of the 57,000-square-foot flagship Whole Foods Market, is 98% leased and has been placed into service.

(c)	During the nine months ended September 30, 2020, two purchasers defaulted on their obligations to purchase condominiums.

Projects Under Construction The following table summarizes our projects under construction and related debt held in Operating Assets, the Seaport District and Strategic Developments as of September 30, 2020. Projects that are substantially complete and which have been placed into service in the Operating Assets or the Seaport District segment but have not reached stabilized occupancy status are included in the following table if the project has more than $1.0 million of estimated costs remaining to be incurred. Typically, these amounts represent budgeted tenant allowances necessary to bring the asset to stabilized occupancy. Tenant build-out costs represent a significant portion of the remaining costs for the following properties in the Operating Assets and Seaport District segments:

–	6100 Merriweather and Garage

–	Creekside Park West

–	Merriweather District Area 3 Standalone Restaurant

–	Pier 17
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

HHC 2020 FORM 10-Q | 57

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
RESULTS OF OPERATIONS

thousands	Total Estimated Costs (a)	Costs Paid Through September 30, 2020 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Holdback to be Drawn	Debt to be Drawn (c)	Costs Remaining to be Paid, Net of Debt and Buyer Deposits/Holdbacks to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
Columbia
6100 Merriweather and Garage	$138,221	$105,929	$32,292	$—	$31,384	$908	(d)	Open
Juniper Apartments	116,386	94,516	21,870	—	21,709	161		Open
Merriweather District Area 3 Standalone Restaurant	5,680	2,857	2,823	—	—	2,823	(d)(e)	Open
The Woodlands
Creekside Park West	22,625	18,170	4,455	—	3,524	931	(d)	Open
8770 New Trails	45,985	38,376	7,609	—	5,924	1,685		Open
Two Lakes Edge	107,706	90,802	16,904	—	13,281	3,623		Open
Bridgeland
Lakeside Row	48,412	43,428	4,984	—	2,880	2,104		Open
Total Operating Assets	485,015	394,078	90,937	—	78,702	12,235

Seaport District
Pier 17 and Seaport District Historic Area / Uplands	659,018	600,980	58,038	—	—	58,038	(d)(f)(g)	Open
Tin Building	173,452	99,836	73,616	—	—	73,616	(g)	Q4 2021
Total Seaport District	832,470	700,816	131,654	—	—	131,654

Strategic Developments
The Woodlands
Creekside Park Apartments Phase II	57,472	19,412	38,060	—	37,861	199		Q2 2021
Residences at the Lane at Waterway	45,033	31,065	13,968	—	12,949	1,019	(h)	Q4 2020
Ward Village
‘A‘ali‘i	411,900	231,543	180,357	8,368	177,964	(5,975)	(i)	Q4 2021
Anaha	401,314	398,838	2,476	—	—	2,476		Open
Ke Kilohana	218,898	213,983	4,915	—	—	4,915	(j)	Open
Kō'ula	487,039	91,510	395,529	77,524	293,109	24,896		2022
Waiea	566,256	426,615	139,641	—	—	139,641	(k)	Open
Total Strategic Developments	2,187,912	1,412,966	774,946	85,892	521,883	167,171	(l)
Combined Total	$3,505,397	$2,507,860	$997,537	$85,892	$600,585	$311,060

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

(b)	Costs included in (a) above which have been paid through September 30, 2020.

(c)	With respect to our condominium projects, remaining debt to be drawn is reduced by deposits utilized for construction.

(d)	Final completion is dependent on lease-up and tenant build-out.

(e)	Merriweather District 3 Stand Alone Restaurant has been placed in service but will not open until tenant build-out is complete.

(f)
Pier 17 and Seaport District Historic Area / Uplands Total Estimated Costs and Costs Paid Through September 30, 2020, include costs required for the Pier 17 and Seaport District Historic Area / Uplands and are not reduced by the insurance proceeds received to date.

(g)
We closed on a $250.0 million loan for the redevelopment of the Seaport District during the three months ended June 30, 2019. This loan was repaid during the three months ended September 30, 2020, with proceeds from the issuance of the Senior Notes due 2028 in the third quarter of 2020. Refer to Note 7 - Mortgages, Notes and Loans Payable, Net for additional information.

(h)	Millennium Phase III Apartments was renamed to Residences at the Lane at Waterway as of Q3 2020.

(i)
Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to September 2020 costs that were paid by us, but not yet reimbursed by our lenders. We expect to receive funds from our lenders for these costs in the future.

(j)	The Ke Kilohana facility was repaid in June 2019, in conjunction with closing on the sales of units at the property.

(k)
Total estimate includes $115.4 million for necessary warranty repairs. However, we anticipate recovering a substantial amount of these costs in the future, which is not reflected in this schedule. Refer to Note 10 - Commitments and Contingencies for additional information.

(l)
110 North Wacker was placed in service during the third quarter of 2020. As a result, the venture was deconsolidated as of September 30, 2020, and removed from this table. Refer to Note 3 - Real Estate and Other Affiliates for additional information.

HHC 2020 FORM 10-Q | 58

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
RESULTS OF OPERATIONS

Corporate Income, Expenses and Other Items

Corporate income, expenses and other items increased by $29.5 million to a $90.7 million net expense for the three months ended September 30, 2020, and decreased by $21.1 million to a $144.8 million net expense for the nine months ended September 30, 2020, compared to the prior year periods.

For the three months ended September 30, 2020:

Corporate income, expenses and other items was favorably impacted compared to the prior year period by the following:

–
$10.8 million decrease in General and administrative expenses primarily related to the reduction of labor costs due to workforce reductions, which are part of an overall plan to reduce recurring overhead costs, and lower travel and entertainment costs, which are attributable to COVID-19 travel restrictions

–
$3.4 million decrease in Development-related marketing costs primarily related to the reduction of labor costs due to reduction in staff and reduction of costs at parts of Victoria Place, Downtown Columbia, Ward Village and the Seaport District

Corporate income, expenses and other items was unfavorably impacted compared to the prior year period by the following:

–	$35.4 million increase in the Provision (benefit) for income taxes primarily due to a $169.4 million increase in income before taxes

–	$7.9 million increase in corporate interest expense, net primarily due to the $750 million issuance of senior notes in August 2020, as well as a decrease in interest income due to lower interest rates

For the nine months ended September 30, 2020:

Corporate income, expenses and other items was favorably impacted compared to the prior year period by the following:

–	$21.0 million decrease in the Provision (benefit) for income taxes primarily due to a $91.5 million decrease in income before taxes

–
$10.3 million decrease in Development-related marketing costs primarily related to the reduction of labor costs due to reduction in staff and reduction of costs at parts of Victoria Place, Downtown Columbia, Las Vegas Ballpark, Ward Village and the Seaport District

–
$9.6 million decrease in General and administrative expenses primarily related to the reduction of labor costs due to workforce reductions, which are part of an overall plan to reduce recurring overhead costs, and lower travel and entertainment costs, which are attributable to COVID-19 travel restrictions

Corporate income, expenses and other items was unfavorably impacted compared to the prior year period by the following:

–
$11.5 million increase in corporate interest expense, net primarily due to a decrease in interest income due to lower interest rates, as well as an increase in interest expense due to the $750 million issuance of senior notes in August 2020

–	$9.7 million decrease in corporate other income (loss), net due to the receipt of Superstorm Sandy insurance proceeds in the second quarter of 2019, which did not recur in 2020

HHC 2020 FORM 10-Q | 59

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

In direct response to the unprecedented COVID-19 pandemic and the impacts on our four business segments, as well as the economy and capital markets in general, we initiated measures to increase our liquidity. In the second quarter 2020, we entered into an agreement to extend the existing Downtown Summerlin loan and the bridge loan for The Woodlands Towers at the Waterway and The Woodlands Warehouse. As previously reported, we also generated $593.7 million in proceeds from the issuance of common stock in the first quarter of 2020. On August 18, 2020, the Company issued $750 million in 5.375% senior notes due August 2028. These senior notes are unsecured senior obligations of the Company and are guaranteed by certain subsidiaries of the Company. The Company used the net proceeds from this issuance, together with cash on hand, for the repayment property specific indebtedness of approximately $807.9 million in order to push out the average maturity date of our indebtedness. We ended the third quarter with $857.4 million of Cash and cash equivalents on our Condensed Consolidated Balance Sheets as of September 30, 2020.

Our primary sources of cash include cash flow from land sales in MPC, cash generated from our operating assets, condominium closings, deposits from condominium sales (which are restricted to funding construction of the related developments), equity offerings, first mortgage financings secured by our assets and the corporate bond markets. The sale of our non-core assets may also provide additional cash proceeds to our operating or investing activities. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. Uses of cash also include one-time charges associated with relocation expenses, retention and severance payments. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing obligations and anticipated ordinary course operating expenses for at least the next 12 months, even after taking into account the consequences of the COVID-19 pandemic discussed above. The development and redevelopment opportunities in Operating Assets and Strategic Developments are capital intensive and will require significant additional funding, if and when pursued. Any additional funding, if available, would be raised with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements, through the sale of non-core assets at the appropriate time, and lastly future equity raises. We cannot provide assurance that financing arrangements for our properties will be on favorable terms or occur at all, which could have a negative impact on our liquidity and capital resources. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our projects. We also provided completion guarantees to the City of New York for the redevelopment of Pier 17 and the Tin Building, as well as the Hawai’i Community Development Authority for reserve condominium units at Ward Village.

Total outstanding debt was $4.2 billion as of September 30, 2020. Certain mortgages may require paydowns in order to exercise contractual extension terms. Refer to Note 7 - Mortgages, Notes and Loans Payable, Net in the Condensed Consolidated Financial Statements. Our proportionate share of the debt of our real estate and other affiliates, which is non-recourse to us, totaled $252.5 million as of September 30, 2020. The following table summarizes our net debt on a segment basis as of September 30, 2020. Net debt is defined as Mortgages, notes and loans payable, net, including our ownership share of debt of our real estate and other affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

thousands	Operating Assets (a)	Master Planned Communities (b)	Seaport District (c)	Strategic Developments (d)	Segment Totals	Non- Segment Amounts	September 30, 2020
Mortgages, notes and loans payable, net	$1,998,974	$187,071	$98,948	$202,123	$2,487,116	$1,732,218	$4,219,334
Mortgages, notes and loans payable of real estate and other affiliates	246,615	5,851	—	—	252,466	—	252,466
Less:
Cash and cash equivalents	(56,498)	(94,264)	(5,740)	(6,669)	(163,171)	(694,219)	(857,390)
Cash and cash equivalents of real estate and other affiliates	(2,882)	(84,656)	(81)	(1,184)	(88,803)	—	(88,803)
Special Improvement District receivables	—	(60,198)	—	—	(60,198)	—	(60,198)
Municipal Utility District receivables, net	—	(331,451)	—	—	(331,451)	—	(331,451)
TIF receivable	—	—	—	(1,980)	(1,980)	—	(1,980)
Net debt	$2,186,209	$(377,647)	$93,127	$192,290	$2,093,979	$1,037,999	$3,131,978

HHC 2020 FORM 10-Q | 60

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

(a)
Includes our share of Mortgages, notes and loans payable, net and Cash and cash equivalents of our real estate and other affiliates in the Operating Assets segment (110 North Wacker, Woodlands Sarofim #1, The Metropolitan Downtown Columbia, Stewart Title of Montgomery County and m.flats/TEN.M).

(b)	Includes our share of Mortgages, notes and loans payable, net and Cash and cash equivalents of our real estate and other affiliates in the MPC segment (The Summit).

(c)	Includes our share of Mortgages, notes and loans payable, net and Cash and cash equivalents of our real estate and other affiliates in the Seaport District segment (Bar Wayō).

(d)	Includes our share of Cash and cash equivalents of our real estate and other affiliates in the Strategic Developments segment (KR Holdings, HHMK Development and Circle T Ranch and Power Center).

During the second quarter of 2020, the COVID-19 pandemic necessitated temporary closure of some of the Company’s Operating Assets, primarily retail and hospitality properties. As a result of the decline in interim operating results for certain of these properties, as of June 30, 2020, the Company did not meet the debt service coverage ratio required to maintain the outstanding Senior Secured Credit Facility Revolver Loan balance of $61.3 million. The Company cured this failure with the repayment of the Revolver Loan in August 2020. As of September 30, 2020, the Company did not meet the debt service coverage ratio for the $615.0 million Term Loan portion of the Senior Secured Credit Facility and as a result, the excess net cash flow after debt service from the underlying properties became restricted. The restricted cash cannot be used for general corporate purposes but can continue to be used to fund operations of the underlying assets. The Company is negotiating an amendment with the lender. As of June 30, 2020, the Company did not meet the debt service coverage ratios for two loan agreements related to the Self-Storage Operating Assets. Both loans, which totaled $10.9 million, were fully repaid in August 2020. As of June 30, 2020, the Company did not meet a semi-annual operating covenant within the $62.5 million loan for The Woodlands Resort and Conference Center. The loan for The Woodlands Resort and Conference Center provides a partial repayment cure for the debt service coverage ratio test. Management is documenting a modification of the existing terms of the Woodlands Resort and Conference Center loan with the lender to receive a waiver of the $24.1 million repayment to cure.

As of September 30, 2020, apart from the Term Loan portion of the Senior Secured Credit Facility and the Woodlands Resort and Conference Center described above, the Company was in compliance with all remaining financial covenants included in the agreements governing its indebtedness.

Cash Flows

Operating Activities Each segment’s relative contribution to our cash flows from operating activities will likely vary significantly from year to year given the changing nature of our development focus. Other than our condominium properties, most of the properties and projects in our Strategic Developments segment do not generate revenues and the cash flows and earnings may vary. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2020. Operating cash continued to be utilized in the first quarter of 2020, to fund ongoing development expenditures in our Strategic Developments, Seaport District and MPC segments, consistent with prior years.

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

Net cash used in operating activities was $169.8 million for the nine months ended September 30, 2020, as compared to net cash provided by operating activities of $137.2 million for the nine months ended September 30, 2019. The $307.0 million net increase in cash used in operating activities in the nine months ended September 30, 2020, compared to the same period in 2019, was primarily related to the current period net loss of $5 million as well as a decrease of $266.0 million in condominium rights and units of cost due to timing, which were partially offset by proceeds received from the sale of lease receivable and condominium deposits received. The current period net loss was largely offset by a $267.5 million gain on the deconsolidation of 110 North Wacker.

HHC 2020 FORM 10-Q | 61

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

Investing Activities Net cash used in investing activities was $404.5 million for the nine months ended September 30, 2020, and $535.8 million for the nine months ended September 30, 2019. The $131.3 million decrease in cash used was primarily the result of the decrease in property development and redevelopment expenditures, as well as a decrease in operating property improvements expenditures during the nine months ended September 30, 2020, primarily attributable to temporary shut downs of construction activity due to the COVID-19 pandemic.

Financing Activities Net cash provided by financing activities was $1,044.7 million for nine months ended September 30, 2020, as compared to net cash provided by financing activities of $517.0 million for nine months ended September 30, 2019. The increase of $527.7 million was primarily due to proceeds from mortgages, notes and loans payable and the issuance of common stock, partially offset by an increase of $665.9 million in principal payments on mortgages, notes and loans payable during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

Contractual Cash Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2020:

thousands	Remaining in 2020	2021	2022	2023	2024	2025	Thereafter	Total
Mortgages, notes and loans payable (a)	$3,610	$321,634	$77,607	$1,046,439	$419,873	$1,118,045	$1,266,387	$4,253,595
Interest payments (b)	48,160	177,921	174,616	161,631	127,050	74,769	241,149	1,005,296
Ground lease and other leasing commitments	1,339	7,184	6,507	6,464	6,432	5,047	261,805	294,778
Total	$53,109	$506,739	$258,730	$1,214,534	$553,355	$1,197,861	$1,769,341	$5,553,669

(a)	Based on final maturity, inclusive of extension options.

(b)	Interest is based on the borrowings that are presently outstanding and current floating interest rates.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing totaling $491.4 million as of September 30, 2020, the financings are non-recourse to us, with the exception of $100.6 million related to 110 North Wacker.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk with respect to our variable-rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps, collars and caps. As of September 30, 2020, of our $1.9 billion of variable-rate debt outstanding, $644.6 million is swapped to a fixed rate. We may enter into interest rate cap contracts to mitigate our exposure to rising interest rates. We have a cap contract for our credit facility for The Woodlands and Bridgeland, of which $150.0 million is outstanding and $75.0 million is capped. As properties are placed into service and become stabilized, we typically refinance the variable-rate debt with long-term fixed-rate debt.

As of September 30, 2020, annual interest costs would increase approximately $12.2 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as

HHC 2020 FORM 10-Q | 62

MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents

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

HHC 2020 FORM 10-Q | 63

Item 4. Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure. On September 17, 2020, Paul Layne retired as our principal executive officer. David O’Reilly, our president and principal financial officer, agreed to additionally serve as our interim principal executive officer until a permanent principal executive officer is appointed.

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this report. Based on the foregoing, our principal executive officer (David O’Reilly) and principal financial and accounting officer (David O’Reilly) concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

HHC 2020 FORM 10-Q | 64

OTHER INFORMATION	Table of Contents

PART II

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

COVID-19 has disrupted our business and has had a material adverse effect on our business, financial performance and condition, operating results and cash flows, and will continue to materially adversely impact and cause disruption to, our business, financial performance and condition, operating results and cash flows. Factors that would negatively impact our ability to successfully operate during and after COVID-19 or another pandemic include:

–
our ability to continue to sell land to residential homebuilders and developers in our MPCs at attractive prices, which would lead to lower land sales revenue in our MPC segment, if such homebuilders continue to see a decline in new home sales to their consumers or if there is reduced availability of loans to support such homebuilders

–
our ability to continue to collect rents, on a timely basis or at all, without reductions or other concessions, in multi-family and office properties (revenues from which properties accounted for 13% of our revenues for the year ended December 31, 2019)

–
our ability to keep our hotels open, even at a limited capacity, given current and potential government restrictions and the dramatic decline in travel caused by COVID-19 (revenues from our hotel properties accounted for 7% of our total revenue for the year ended December 31, 2019)

–
our ability to collect rent from our retail tenants where most retail tenants have closed their businesses (including nearly all of our retail tenants in Summerlin, Ward Village and Riverwalk) (revenues from our retail properties accounted for 12% of our revenues for the year ended December 31, 2019)

–
reductions in demand for leased space and/or defaults under our leases, as a result of downturns in our tenants’ personal financial situations as well as commercial businesses, which include retail stores, restaurants and event attractions such as those in the Seaport District, in part due to containment measures, such as travel restrictions, mandatory government closures, quarantines, “shelter in place” orders and social distancing, as well as the overall impact on the economy and our tenants' industries (including the energy sector)

–
lost revenue due to the cancellation of the 2020 season for the Las Vegas Aviators, our Triple-A professional baseball team, (revenues from the Las Vegas Aviators accounted for 2% of our revenues for the year ended December 31, 2019)

–	fluctuations in regional and local economies, the residential housing and condominium markets, local real estate conditions, and tenant rental rates

–
our ability to continue to make condominium sales in Hawai’i and land sales in our MPCs, in light of the impact on the overall economy and consumers’ reluctance to make significant capital decisions in times of economic uncertainty, particularly if there is reduced availability of loans for such consumers

–
our ability to attract people to the Seaport District through socially distanced events and programs and resume the Seaport District summer concert series in 2021, the revenue and sponsorship of which historically has been a meaningful contribution to our annual revenue

–	our and our tenants’ ability to continue or complete construction as planned for their operations, or delays in the supply of materials or labor necessary for construction

–
the continued service and availability of personnel, including our executive officers and other leaders that are part of our management team and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted in significant numbers or in other significant ways by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work

HHC 2020 FORM 10-Q | 65

OTHER INFORMATION	Table of Contents

–	our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption

–	a complete or partial closure of, or other operational issues at, one or more of our MPCs or our corporate headquarters resulting from government action or otherwise

–	delays in, or our ability to complete, our “Transformation Plan” on the expected terms or timing

–
difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions that may affect our access to capital necessary to fund business operations or address maturing liabilities

The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Although many cities and states have lifted restrictions instituted in response to the COVID-19 pandemic, we cannot predict whether and to what extent the restrictions will be reinstated, whether additional cities and states will implement similar restrictions or when restrictions currently in place will expire. In addition to governmental restrictions, we cannot predict when our customers will again feel comfortable with frequenting retail and hospitality establishments or working from offices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 4, 2020, the Company entered into an Amendment No. 1 to Restricted Stock Agreements (“Restricted Stock Amendments”) with each of David O’Reilly and Peter F. Riley. The Restricted Stock Amendments amended certain time-based restricted stock awards previously granted to each of Mr. O’Reilly and Mr. Riley, by providing Mr. O’Reilly and Mr. Riley with eligibility to vest in full in such time-based restricted stock awards if their employment with the Company ends by reason of death or disability. The foregoing summary of the Restricted Stock Amendments does not purport to be complete and is qualified in its entirely by reference to the full text of the Restricted Stock Amendments, filed as Exhibits 10.3 and 10.4 herewith.

HHC 2020 FORM 10-Q | 66

Item 6. Exhibits

The following Exhibit Index to this Quarterly Report lists the exhibits furnished as required by Item 601 of Regulation S-K and is incorporated by reference.

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed May 24, 2016)

3.2	Amended and Restated Bylaws of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed November 12, 2010)

3.3	Amendment No. 1 to the Amended and Restated Bylaws of The Howard Hughes Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed May 24, 2016)

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

10.3**+	Amendment No. 1 to Restricted Stock Agreements dated November 4, 2020 between The Howard Hughes Corporation and David O’Reilly

10.4**+	Amendment No. 1 to Restricted Stock Agreements dated November 4, 2020 between The Howard Hughes Corporation and Peter F. Riley

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

HHC 2020 FORM 10-Q | 67

* To be filed by amendment to the Form S-3 filed on March 27, 2020, or by a Current Report on Form 8-K.
**   Management contract, compensatory plan or arrangement
+   Filed herewith
++ Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHC 2020 FORM 10-Q | 68

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ David R. O’Reilly
David R. O’Reilly
Interim Chief Executive Officer, President and Chief Financial Officer
November 5, 2020

HHC 2020 FORM 10-Q | 69