Form 10-K
period 2020-12-31
Howard Hughes Corp
filed 2021-02-25
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Registrant’s telephone number, including area code (281) 719-6100

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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.6 billion based on the closing sale price as reported on the New York Stock Exchange.
The number of shares of common stock, $0.01 par value, outstanding as of February 18, 2021 was 55,114,795.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file its Proxy Statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

Table of Contents Index to Financial Statements

Table of Contents Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Throughout this Annual Report on Form 10-K (Annual Report), references to the “Company,” “HHC,” “we,” and “our” refer to The Howard Hughes Corporation and its consolidated subsidiaries, unless the context requires otherwise. This Annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance, or business. You can identify forward-looking statements by the fact that they do not relate strictly to current or historical facts. These statements may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “transform,” “would,” and other statements of similar expression. Forward-looking statements should not be relied upon. They give our expectations about the future and are not guarantees.

Currently, one of the most significant factors is the potential adverse effect of the current pandemic of the novel strain of coronavirus (COVID-19) on the financial condition, results of operations, cash flows and performance of our Company, our industry, and the global economy and financial markets. The extent to which COVID-19 impacts us will depend on future developments, which remain uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic impact caused by the pandemic and related containment measures, among others. Moreover, you should interpret many of the risks identified in this Annual Report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Forward-looking statements include:

–the projected impact of COVID-19 on our business, including the increase of COVID-19 cases in regions where we operate, and numerous governmental restrictions and other orders instituted in response to the COVID-19 pandemic
–our Transformation Plan, including changes in our executive leadership, reduction in our overhead expenses, the proposed sale of our non-core assets and accelerated growth in our core Master Planned Communities (MPC) assets
–expected performance of our stabilized, income-producing properties and the performance and stabilization timing of properties that we have recently placed into service or are under construction
–forecasts of our future economic performance
–expected capital required for our operations and development opportunities for our properties
–impact of technology on our operations and business
–expected performance of our segments
–expected commencement and completion for property developments and timing of sales or rentals of certain properties
–estimates of our future liquidity, development opportunities, development spending and management plans; and
–descriptions of assumptions underlying or relating to any of the foregoing

These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

–the impact of COVID-19, including as described above
–our inability to obtain operating and development capital, including our inability to obtain or refinance debt capital from lenders and the capital markets
–a prolonged recession in the national economy and adverse economic conditions in the homebuilding, condominium development, retail, office and hospitality sectors
–our inability to compete effectively
–the successful transition of our new executive officers
–our ability to execute the Transformation Plan, including the successful sale of our non-core assets
–natural disasters, terrorist activity, acts of violence, breaches of our data security, contamination of our properties by hazardous or toxic substances, or other similar disruptions, as well as losses that are not insured or exceed the applicable insurance limits
–our ability to lease new or redeveloped space
–our ability to obtain the necessary governmental permits for the development of our properties and necessary regulatory approvals pursuant to an extensive entitlement process involving multiple and overlapping regulatory jurisdictions, which often require discretionary action by local governments
–increased construction costs exceeding our original estimates, delays or overruns, claims for construction defects, or other factors affecting our ability to develop, redevelop or construct our properties
HHC 2020 FORM 10-K | 2

Table of Contents Index to Financial Statements
–regulation of the portion of our business that is dedicated to the formation and sale of condominiums, including regulatory filings to state agencies, additional entitlement processes and requirements to transfer control to a condominium association’s board of directors in certain situations, as well as defaults by purchasers on their obligations to purchase condominiums
–fluctuations in regional and local economies, the residential housing and condominium markets, local real estate conditions, tenant rental rates and competition from competing retail properties and the internet
–our ability to retain key executive personnel
–our ability to collect rent, attract tenants and customers to our hotels
–our indebtedness, including our $750,000,000 5.375% Senior Notes due 2028, $650,000,000 4.125% Senior Notes due 2029, $650,000,000 4.375% Senior Notes due 2031, $615,000,000 Term Loan and $85,000,000 Revolver Loan which, in the case of the Term Loan and Revolver Loan, are secured by first priority security interests in real property owned by certain subsidiaries of the Company and all of which contain restrictions that may limit our ability to operate our business
–our directors’ involvement or interests in other businesses, including real estate activities and investments
–our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners
–catastrophic events or geopolitical conditions, such as the COVID-19 pandemic, that may disrupt our business and
–the other risks described in Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report

Any factor could, by itself, or together with one or more other factors, adversely affect our business, results of operations, plans, objectives, future performance or financial condition. Other factors not described in this Annual Report also could cause results to differ from our expectations. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

HHC 2020 FORM 10-K | 3

BUSINESS	Table of Contents Index to Financial Statements

PART I

Item 1.  Business

OVERVIEW

We operate in four business segments: Operating Assets; MPCs; Seaport District and Strategic Developments. The combination of these four segments provides both operational and financial synergies. The vast majority of the assets in our Operating Assets segment are located within our MPCs. This helps us achieve scale and, in most cases, critical mass, which leads to pricing power in lease and vendor negotiations; increased ability to attract, hire and retain the best local leadership and leasing teams; flexibility to meet changing customer demands; and enhanced ability to identify and capitalize on emerging opportunities. In our MPC segment, we plan, develop and manage small cities in markets with strong long-term growth fundamentals. This business involves the horizontal development of residential land and selling the improved acreage to homebuilders for the eventual sale of homes to new residents. Combined, our MPCs span over 80,000 gross acres, with approximately 7,000 residential acres of land remaining to be developed and sold in high demand geographic areas. In addition to the residential land, our MPC segment contains nearly 3,200 acres designated for commercial development or sale to non-competing users such as hospitals. This land is held in our MPC segment until we identify demand for a new commercial development, at which point the land is transitioned into our Strategic Developments segment.

The operational synergies of combining our three main business segments, Operating Assets, MPC and Strategic Developments, create a unique and continuous value-creation cycle. We sell land to residential homebuilders in MPC, and the new homes they build attract residents to our cities looking for places to work and shop. New homeowners create demand for commercial developments, such as retail, office, self-storage and hospitality offerings. We build these commercial properties through Strategic Developments when the timing is right using the cash flow harvested from the sale of land to homebuilders, which helps mitigate development risk. Once these strategic developments are completed and stabilized, they transition to Operating Assets, which are located across the United States and increase recurring Net Operating Income (NOI), further funding the equity requirements in Strategic Developments. New office, retail and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that exceed the broader market. Increased demand for residential land generates more cash flow from MPC, thus continuing the cycle. Our fourth business segment, the Seaport District, is one of the few multi-block districts largely under private management by a single owner in New York City. This historic waterfront area is being revitalized and enhanced as a mixed-use neighborhood, culinary and entertainment destination with a focus on unique offerings.

During the second half of 2020, we moved our corporate headquarters from Dallas, Texas, to The Woodlands, Texas, consolidating office space with our largest regional office. Our assets are located across the United States, and we were incorporated in Delaware in 2010. Through our predecessors, we have been in business for several decades. Financial information about each of our segments is presented in Note 18 -Segments of our audited Notes to Consolidated Financial Statements.

Transformation Plan
In October of 2019, following a review of strategic alternatives, we announced our intent to execute a Transformation Plan, comprised of three pillars: (1) a $45 - $50 million reduction in annual overhead expenses, (2) the sale of approximately $2 billion of non-core assets, resulting in an estimated $600 million of net cash proceeds from sale after debt repayment and transaction costs, and (3) accelerated growth in our core MPC assets.

We have made significant progress on the execution of our Transformation Plan commitments with meaningful reductions in overhead and the disposition of several non-core properties. Since the announcement of the Transformation Plan, we have executed on the sale of eight non-core assets generating approximately $213.8 million of net proceeds after debt repayment. The COVID-19 pandemic has made additional non-core asset sales more challenging to execute and we expect this to continue into 2021. We have continued horizontal development in our MPCs to keep pace with homebuilder demand given the strong underlying home sales in our communities. Additionally, we have commenced investments in pre-development work for the next vertical development opportunities in our core MPCs.
HHC 2020 FORM 10-K | 4

BUSINESS	Table of Contents Index to Financial Statements

Executive Transition

On September 17, 2020, Mr. Paul Layne retired as Chief Executive Officer and stepped down from the Company’s Board of Directors (Board). At the same time, Mr. David O’Reilly, the Company’s President and Chief Financial Officer, was appointed to serve as interim Chief Executive Officer. On December 1, 2020, the Company announced that Mr. O’Reilly had been appointed Chief Executive Officer effective December 1, 2020. In addition, the Board of Directors of the Company appointed Mr. O’Reilly to serve as a Director on the Board effective December 1, 2020. Mr. O’Reilly will not receive any compensation for his service on the Board and will continue to serve as the Company’s Chief Financial Officer until his successor is duly qualified and appointed by the Board.

Further on December 1, 2020, the Company announced that the Board appointed L. Jay Cross as the Company’s President. Mr. Cross will be responsible for overseeing the development of the Company's portfolio of master planned communities and mixed-use developments. Mr. Cross joined The Howard Hughes Corporation following his role as President of Related Hudson Yards. In that role, he led the development of a $20 billion, 28-acre project in the west side of Manhattan. Previously, Mr. Cross served as President of the New York Jets and led the development of the $1.3 billion MetLife Stadium, the team's joint venture with the New York Giants. Prior to his work in the New York region, Mr. Cross served as President of Business Operations for the NBA's Miami Heat and was responsible for the development of the AmericanAirlines Arena.

Impacts of COVID-19 Pandemic
The outbreak of COVID-19 in 2020 resulted in a global slowdown of economic activity including worldwide travel restrictions, prohibitions of non-essential work activities, disruption and shutdown of businesses and greater uncertainty in global financial markets, all of which resulted in COVID-19 having an impact on our financial performance in fiscal 2020. As this pandemic endures and continues to have an impact on global economic activity, the extent to which COVID-19 adversely impacts our future business operations, financial performance and results of operations will depend on many factors outside the Company's control. For a further discussion of the risks, uncertainties, impacts and actions taken in response to COVID-19, refer to Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Competitive Strengths

We believe that we distinguish ourselves from other real estate companies through the following competitive strengths:

–Management Team with Track Record of Value Creation. We have completed the development of over 7.1 million square feet of office and retail operating properties, 3,447 multi-family units and 909 hospitality keys since 2011. Excluding land which we own, we have invested approximately $2.6 billion in these developments, which is projected to generate a 9.5% yield on cost, or $243.5 million per year of NOI upon stabilization. At today’s market cap rates, this implies value creation to our shareholders in excess of $1.0 billion. Our investment of approximately $676.3 million of cash equity in our development projects since inception, which is computed as total costs excluding land less the related construction debt, is projected to generate a 23.5% return on cash equity assuming a 4.5% cost of debt, which approximates our weighted-average cost. These investments and returns exclude condominium development as well as projects under construction such as the Seaport District. We exclude condominium developments since they do not result in recurring NOI, and we exclude projects under development due to the wider range of NOI they are expected to generate upon stabilization. In Ward Village, we have either opened or have under construction 2,697 condominium units, which have approximately 91.0% units sold as of December 31, 2020, at a targeted profit margin, excluding land costs, of 27.9% or $0.9 billion .

–Unique, Diverse Portfolio. We own a portfolio with many diverse market leading assets located across 9 states with a combination of steady cash flow and longer-term value creation opportunities.

–Significant Value Creation Opportunity. We own one of the preeminent development pipelines in the world with over 50.0 million square feet of vertical entitlements remaining across our portfolio. This represents approximately 7 times the 7.1 million square feet we have delivered in the last ten years without having to acquire another development site or external asset, which we believe is a significant competitive advantage over other real estate development corporations.

–Flexible Balance Sheet. As of December 31, 2020, our total debt equaled approximately 46.9% of the book value of our total assets, which we believe is significantly less than our market value. Our net debt, which includes our share of debt of real estate and other affiliates less cash and Special Improvement District (SID) and Municipal Utility District (MUD) receivables, equaled approximately 40.3% of our total enterprise value. Real estate and other affiliates refers
HHC 2020 FORM 10-K | 5

BUSINESS	Table of Contents Index to Financial Statements
to partnerships or joint ventures primarily for the development and operation of real estate assets. We finished the year with $1.0 billion of cash on hand. Our strong balance sheet provides substantial insulation against potential downturns and provides us with the flexibility to evaluate new real estate project opportunities.

–Self-Funded Business Plan. One of our key differentiators is our ability to self-fund significant portions of our new development without having to dispose of our recently completed developments. Our residential land sales, recurring NOI and profits on the sales of condominium units generate substantial amounts of free cash flow, which is used to fund the equity required to execute our many development opportunities. Furthermore, we are not required to pay dividends and are not restricted from investing in any asset type, amenity or service, providing further flexibility as compared to many other real estate companies, which are limited in their activities because they have elected to be taxed as real estate investment trusts (REIT). We believe our structure currently provides significant financial and operating flexibility to maximize the value of our real estate portfolio.

Environmental, Social and Governance (ESG)

Overview The Howard Hughes Corporation is committed to reducing our environmental footprint and fostering thriving neighborhoods while delivering sustained financial returns for our investors. Our ESG program is overseen by our CEO, Board of Directors and ESG Committee. In 2020, we earned the GRESB Green Star designation for the third consecutive year for our ESG leadership.

HHC is dedicated to building a leading sustainability program and has implemented industry-standard targets and performance goals to enhance the environmental performance of our portfolio. Our targets include commitments to reduce energy and water consumption, waste and carbon emissions. We also aim to improve indoor environmental quality and achieve green building certifications as feasible. For further detail, please refer to the Targets & Performance section of our latest ESG annual report which can be found on the Company’s website at www.howardhughes.com/hhsustainability.

Environmental Performance HHC systematically increases the environmental performance of our portfolio through comprehensive environmental sustainability policies and programs rolled out across our properties. We perform strategic efficiency projects that reduce our environmental impact and lower operating expenses. Additionally, we pursue green building certifications for select development and operating properties, including LEED, ENERGY STAR, BOMA 360 and Green Globes. In 2020, we worked with DNV GL Business Assurance USA, Inc. to externally confirm our energy consumption, water consumption, greenhouse gas emissions and waste data.

Resilience In 2019, we conducted a property-level risk assessment across our operating assets. This assessment analyzed over 60 physical, social and climate-related transition risks including but not limited to natural disasters, regulation and market concerns. In 2020, we updated a portion of the risk assessment, and we will continue annual updates in future years. Our other climate resilience initiatives include training building personnel on emergency response procedures, sharing weather alerts with our properties in case of severe weather, incorporating drought-resistant landscaping in dry climates and tracking climate-related legislation, among other items.

Stakeholder Engagement HHC’s stakeholders are integral to the success of our ESG program. We engage our tenants, employees and communities in a variety of ways. This includes incorporating green lease clauses into all leases at our BOMA 360-certified office properties. In addition, we invite our tenants and communities to participate in annual environmental awareness campaigns and Earth Day events, encourage sustainable behavior through our social media channels, share sustainability tips in our tenant newsletters, and provide waste management guidelines to tenants. All HHC employees have access to free, online sustainability education through a partnership with our ESG consulting firm. Through this partnership, we offer sustainability best practice webinars on topics such as energy efficiency, water efficiency and indoor environmental quality. In addition, our employees can access LEED Green Associate exam training. Finally, all employees receive our semiannual ESG newsletter, which includes updates on topics such as green building certifications, ESG reporting, sustainability awareness events and sustainability awards.

HHC 2020 FORM 10-K | 6

BUSINESS	Table of Contents Index to Financial Statements

Human Capital

As of December 31, 2020, we had approximately 600 employees, approximately 90 of whom were employed at the Las Vegas Ballpark, which includes seasonal staff required to support ongoing ballpark events and merchandising operations. As of December 31, 2019, we had approximately 1,500 employees, approximately 800 of whom were employed at our hotel properties, the Seaport District and the Las Vegas Ballpark. The significant reduction to our headcount as of December 31, 2020, primarily resulted from outsourcing business operations of our three hotel properties in The Woodlands and the restaurants at the Seaport District to two third-party management companies, and additionally due to the reduction of approximately 80 General and Administrative headcount as a result of our Transformation Plan announced in late 2019.

As a community creator, The Howard Hughes Corporation recognizes people as the lifeblood of our company. We support our people and encourage them to uncover new ways of working and living happy, healthy lives. We offer competitive wellness programs to support our employees and their families, including health benefits, a 401k, a fully paid 12-week maternity leave and four weeks of child bonding leave for both the birth of a child or placement of a child with the employee for adoption or foster care. We are also proud to be a mother-friendly worksite, providing a supportive environment and the necessary facilities for nursing mothers. We encourage personal discovery for our team members and advocate for personal and professional growth through tuition reimbursement, student debt management resources and a personal growth fund for non-job-related training.

Response to COVID-19 Pandemic Due to the COVID-19 pandemic, beginning in March of 2020, we instituted an ongoing remote workplace strategy for employees whose job duties are conducive to working from home. We continue to apply a thoughtful, measured and strategic approach that includes the following protocols:
–The Executive Crisis Team (ECT) established and formalized a Welcome Back Task Force and has a standing weekly meeting with the Regional Presidents to share updates on the impact of the pandemic. The collaborative meetings align responsibilities that maintain the safety of our employees, customers and properties, while also assigning tasks to follow-up on and ensure best practices are being considered to respond to the pandemic in a clearly defined, organization-wide unified approach.
–The status of our data-driven Return to Office triggers are regularly communicated by the Task Force leadership to all employees. The underlying guide to decisions made by the Welcome Back Task Force has always been to consider the health and well-being of our employees first, and to err on the side of caution while respecting the personal circumstances of all employees and offering them reasonable flexibility with respect to returning to the office when they feel safe to do so.
–The Welcome Back Task Force has established Reopening Guidelines addressing policies and procedures pertaining to cleaning, personal protective equipment, social distancing, modifications to work areas, signage and security. These guidelines will be strictly enforced by the Task Force when an office is reopened and are subject to change depending on how the pandemic evolves.

Our Commitment to Equal Employment Opportunity We believe it is the responsibility of each officer, manager and supervisor to ensure all employment activities are conducted with fairness. We are committed to recruiting, hiring, developing and promoting the best individuals based on job-related qualifications, and without regard to race, religion, color, creed, national origin, sex, age, disability, sexual orientation, veteran status, or any other reason prohibited by law. We do not tolerate differential treatment, and we believe that any practice toward employees or candidates that may get in the way of that duty hinders us all. We provide reasonable accommodations to qualified individuals with a disability, as required by law, under the Americans with Disabilities Act and other applicable statutes. Sexual or any other type of workplace harassment is not tolerated at HHC, and any employee who engages in discriminatory conduct or workplace harassment is subject to disciplinary action up to and including termination.

Diversity and Inclusion Issues of diversity, equity and inclusion (DEI) have always been important, but the events of 2020 placed them at the forefront of social issues to be addressed more than ever in recent history. HHC took immediate action to expand upon our existing efforts on diversity hiring and strong partnerships.

Philanthropy HHC is highly attuned to how we impact the lives of those within our communities, and we support over 300 causes of local charities through donations and volunteerism. In 2020, we donated over $2 million through our corporate social responsibility program, Howard Hughes Cares (HHCares). We offer all full-time employees 24 hours per year to volunteer, a 1:1 match on financial donations to the charity of their choice and time off to exercise voting rights, all of which reflects our commitment to sustaining the communities where we live and work.

Professional Development We empower employees to grow at every stage of their career. Full-time employees are eligible for up to $10,000 annually in reimbursement for professional growth, including continuing higher education and professional certifications. In addition, conference and seminar attendance is encouraged throughout the Company, to promote networking, learning and firsthand industry experience. Throughout the years, our employees have participated in
HHC 2020 FORM 10-K | 7

BUSINESS	Table of Contents Index to Financial Statements
hundreds of conferences, including International Council of Shopping Centers (ICSC) Regional Conferences and South by Southwest (SXSW).

Ethics Compliance Training We believe that strong, well-established ethics are a key tenet of our culture. Training on our Code of Business Conduct and Ethics is required for all employees throughout their time with Howard Hughes. Our training guides employees through engaging in ethical business decisions, recognizing unethical behaviors and reporting when necessary. The training for the 2020 - 2021 year will be completed by all employees within the first quarter of 2021.

Health and Well-Being We enforce the highest standards for building operations to protect the health, well-being and safety of our employees, tenants, residents and visitors. We are dedicated to improving quality of life by developing properties with healthy spaces to live, work, relax and socialize. We also believe that attracting and retaining the best talent means we must strive to provide an inclusionary work environment in which employees feel valued and safe.

We are committed to providing affordable benefits for our employees. For 2021, we will focus on bringing more virtual care to employees in light of the pandemic including virtual behavioral health benefits. We are also partnering with a new health and wellness vendor for holistic well-being that will provide an array of discounts and benefits to our employees.

In 2019, we approved and implemented a portfolio-wide Health and Well-Being Guide that provides best practices for increasing indoor environmental quality (IAQ), such as using non-toxic finishes and materials (paint, carpets and furnishings with low volatile organic compounds (VOCs) and providing natural daylight and views for occupants. Also, in 2019, we adopted a Green Cleaning Guide encouraging the use of green cleaning products and procedures at all our managed properties.

Occupational Health and Safety We are continuously evolving to implement processes to improve occupational health and safety practices. Our Risk Management Department hosts discussions with all Operations leadership regarding health issues and risks to employees on at least a monthly basis. The department also hosts at least an annual in-person/onsite training for all employees with respect to Risk Management principles, including safety and security. The Risk Management Department and insurance broker consultants visit each HHC location frequently throughout the year for internal safety inspections. In addition, our regional teams report any safety and security incidents through Case Global, and these reports are shared with the Risk Management team.

Overview of Business Segments

The following further describes our four business segments and provides a general description of the assets comprising these segments. Refer to Item 2. Properties for additional details on individual properties, including assets by reportable segment, geographic location and predominant use at December 31, 2020. These sections should be referred to when reading Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which contains information about our financial results and operating performance for our business segments.

Operating Assets We have developed many of the assets in our Operating Assets segment since the Company’s inception in 2010. As of December 31, 2020, we have 76 Operating Assets, including our investments in joint ventures and other assets, consisting of 15 retail, 33 office, 12 multi-family, 3 hospitality and 13 other operating assets and investments. Excluding our projects under construction, we own approximately 10.4 million square feet of retail and office space, 3,840 multi-family units and 909 rooms in our hospitality assets.

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

HHC 2020 FORM 10-K | 8

BUSINESS	Table of Contents Index to Financial Statements
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

Master Planned Communities As of December 31, 2020, we own the MPCs of Summerlin in Las Vegas; The Woodlands, The Woodlands Hills and Bridgeland in the Houston region; and Columbia in Maryland. Our MPC segment includes the development and sale of residential and commercial land, primarily in large-scale, long-term projects. These developments often require decades of investment and continued focus on the changing market dynamics surrounding these communities. We believe that the long-term value of our MPCs remains strong because of their competitive positioning in their respective markets, our in-depth experience in diverse land use planning and the fact that we have substantially completed the entitlement processes within the majority of our communities.

Our MPCs have won numerous awards for design excellence and for community contribution. Summerlin and Bridgeland were again ranked by Robert Charles Lesser & Co., LLC (RCLCO), capturing third and ninth highest selling master planned communities in the nation, respectively, for the year ended December 31, 2020. See the MPC section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for details of additional accolades awarded to our MPCs.

We expect the competitive position, desirable locations and land development expertise to drive the long-term growth of our MPCs. As of December 31, 2020, our MPCs encompass over of 80,000 gross acres of land and include approximately 10,151 remaining saleable acres of land. Residential sales, which are generated primarily from the sale of finished lots and undeveloped superpads to residential homebuilders and developers, include standard and custom parcels designated for detached and attached single family homes, and range from entry-level to luxury homes. Superpad sites are generally 20 to 25-acre parcels of unimproved land where we develop and construct the major utilities (water, sewer and storm drainage) and roads to the borders of the parcel and the homebuilder completes the on-site utilities, roads and finished lots. Revenue is also generated through price participation with homebuilders.

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

Seaport District The Seaport District spans 453,000 square feet and several city blocks, including Pier 17, the Tin Building, the Historic District and the 250 Water Street parking lot. Our Seaport District segment is part non-stabilized operating asset, part development project and part operating business. The Seaport District businesses are comprised of the landlord operations, managed businesses and events and sponsorships categories. As we own, either entirely or in joint venture, many of the businesses, the NOI and stabilization of the Seaport District is less predictable than our Operating Assets segment.

The Jean-Georges marketplace in the Tin Building is the remaining current redevelopment project at the Seaport District. As a result of impacts related to COVID-19, there were delays in construction, however the building is expected to be substantially complete in the fourth quarter of 2021 with opening expected in early 2022, assuming that we receive the necessary approvals on a timely basis. Total estimated aggregate project costs remaining to be spent and funded by us as of December 31, 2020, for the Seaport District projects currently under construction are $143.3 million.

Strategic Developments Our Strategic Developments segment consists of 18 development or redevelopment projects, most of which require extensive planning and expertise in large-scale and long-range development to maximize their highest and best uses. The strategic process is complex and unique to each asset and requires on-going assessment of the changing market dynamics prior to the commencement of construction. We must study each local market, determine the highest and best use of the land and necessary improvements to the area, obtain entitlements and permits, complete architectural design and construction drawings, secure tenant commitments and obtain and commit sources of capital.

We are in various stages of predevelopment or execution of our strategic plans for many of these assets based on market conditions. As of December 31, 2020, we had 4 properties under construction and not yet placed into service. Total estimated aggregate project costs remaining to be spent on our properties under construction as of December 31, 2020, are $597.7 million, of which $77.8 million remains to be funded by us and the balance will be funded with existing debt. We generally obtain construction financing to fund the majority of the costs associated with developing these assets.

HHC 2020 FORM 10-K | 9

BUSINESS	Table of Contents Index to Financial Statements

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

With respect to our MPC segment, we compete with other landholders and residential and commercial property developers primarily in the development of properties within Las Vegas, Nevada; the greater Houston, Texas area; and the Baltimore, Maryland/Washington, D.C. markets. Significant factors that we believe allow us to compete effectively in this business include:
–the size and scope of our MPCs
–years of experience serving and strong reputation within the industry
–the recreational and cultural amenities available within our communities
–the commercial centers in the communities, including the properties that we own and/or operate or may develop
–our relationships with homebuilders
–our level of debt relative to total assets
–the proximity of our developments to major metropolitan areas

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

Regulatory Matters

A portion of our business is dedicated to the development and sale of condominiums. Condominiums are generally regulated by an agency of the state in which they are located or where the condominiums are marketed to be sold. In connection with our development and offering of condominium units for sale, we must submit regulatory filings to various state agencies and engage in an entitlement process by which real property owned under one title is converted into individual units. Responses or comments on our condominium filings may delay our ability to sell condominiums in certain states and other jurisdictions in a timely manner, or at all. In addition, approval to develop real property sometimes requires political support and generally entails an extensive entitlement process involving multiple and overlapping regulatory jurisdictions and often requires discretionary action by local governments. Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. We incur substantial costs to comply with legal and regulatory requirements.

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
HHC 2020 FORM 10-K | 10

BUSINESS	Table of Contents Index to Financial Statements
operations are heavily dependent on significant amounts of raw materials, such as lumber, steel and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade and similar energy related taxes and regulations. Governmental regulation also affects sales activities, mortgage lending activities and other dealings with consumers. Further, government agencies routinely initiate audits, reviews or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant. We may experience delays and increased expenses as a result of legal challenges to our proposed communities, whether brought by governmental authorities or private parties.

Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of remediation of certain hazardous substances, including petroleum and certain toxic substances (collectively hazardous substances) on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. The costs of remediation of such substances may be substantial, and the presence of such substances, or the failure to remediate such substances, may adversely affect the owner’s ability to sell such real estate or to obtain financing using such real estate as collateral. Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for certain redevelopments, and also govern emissions of and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with our ownership, operation and management of certain properties, we could be held liable for the costs of remedial action with respect to these regulated substances or tanks or related claims.

Substantially all of our properties have been subject to third-party Phase I Environmental Site Assessments (ESAs), which are intended to evaluate the environmental condition of the surveyed and surrounding properties. This includes the 250 Water Street property in the Seaport District, which we purchased in June 2018. The Phase I ESA identified historic fill and two probable gasoline underground storage tanks on the property and historical factory and other industrial uses (including a gasoline service station and thermometer factory) on the property and in the area. A limited Phase II Environmental Site Investigation (ESI) for 250 Water Street confirmed the presence of typical historic fill; an anomaly consistent with an underground petroleum storage tank and an associated, limited area of petroleum impacts; and mercury in soil in certain areas above established acceptable background levels. The property’s current use as a parking lot does not require remediation at this time. The property is in the New York State Brownfield Cleanup Program (BCP) with the Company as a Volunteer (an entity not responsible for the contamination), and will be remediated, as necessary, under the BCP prior to or concurrent with future redevelopment activities. As a result, as of December 31, 2020, neither the ESA or ESI for 250 Water Street nor the completed ESAs of our other properties have revealed any known environmental liability that we believe would have a material adverse effect on our overall business, financial position or results of operations. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that the conditions have changed since the assessments were prepared (typically prior to the time the property was purchased or encumbered with debt). Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability on us, or the current environmental condition of our properties will not be adversely affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties or by third parties unrelated to us.

Available Information

Our website address is www.howardhughes.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other publicly filed documents, including all exhibits filed therewith, are available and may be accessed free of charge through the Investors section of our website under the SEC Filings subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC at www.sec.gov. Also available through the Investors section of our website are reports filed by our directors and executive officers on Forms 3, 4 and 5, and amendments to those reports. Our website and included or linked information on the website are not incorporated into this Annual Report on Form 10-K. From time to time, we use our website as an additional means of disclosing public information to investors, the media and others interested in us.

HHC 2020 FORM 10-K | 11

RISK FACTORS	Table of Contents Index to Financial Statements
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

RISKS RELATED TO OUR INDUSTRY, MARKET AND CUSTOMERS

Our performance and the market value of our securities are subject to risks associated with our investments in real estate assets and with trends in the real estate industry.

Our economic performance and the value of our real estate assets and, consequently the market value of the Company’s securities, are subject to the risk that our properties may not generate revenues sufficient to meet our operating expenses or other obligations. A deficiency of this nature would adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations.

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

We enter into contracts for the sale of condominium units that generally provide for the payment of a substantial portion of the sales price at closing when a condominium unit is ready to be delivered and occupied. A significant amount of time may pass between the execution of a contract for the purchase of a condominium unit and the closing thereof. The rate of defaults may increase from historical levels due to the personal finances of purchasers being negatively impacted as a result of COVID-19. Defaults by purchasers to pay any remaining portions of the sales prices for condominium units under contract may have an adverse effect on our business, financial condition and results of operations.

Downturn in tenants’ businesses may reduce our revenues and cash flows.
An office or retail tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. The rate of defaults may increase from historical levels due to tenants’ businesses being negatively impacted by the COVID-19 pandemic. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

We may be negatively impacted by the consolidation or closing of anchor stores.

Many of our mixed-used properties are anchored by “big box” tenants. We could be adversely affected if these or other anchor stores were to consolidate, close or enter into bankruptcy. Given the current economic environment for certain
HHC 2020 FORM 10-K | 12

RISK FACTORS	Table of Contents Index to Financial Statements
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

We cannot provide any assurance that existing leases will be renewed, available space will be re-leased or that our rental rates will be equal to or above the current rental rates. Delays in payments and the rate of defaults on existing leases has increased from historical levels due to tenants’ businesses being negatively impacted as a result of COVID-19. If the average rental rates for our properties decrease, existing tenants do not renew their leases, or available space is not re-leased, our financial condition, results of operations, cash flows, the quoted trading price of our securities and our ability to satisfy our debt service obligations at the affected properties could be adversely affected.

Significant competition could have an adverse effect on our business.

The nature and extent of the competition we face depends on the type of property. With respect to our MPCs, we compete with other landholders and residential and commercial property developers in the development of properties in the respective MPC regions. Numerous residential and commercial developers, some with greater financial and other resources, compete with us in seeking resources for development and prospective purchasers and tenants. Competition from other real estate developers may adversely affect our ability to attract purchasers and sell residential and commercial real estate, sell undeveloped rural land, attract and retain experienced real estate development personnel, or obtain construction materials and labor. These competitive conditions can make it difficult to sell land at desirable prices and can adversely affect our results of operations and financial condition.

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

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE AND STRATEGY

Our performance may be negatively impacted by our management transitions, and we will continue to depend on the services and performance of our other senior management and key employees.

On September 17, 2020, Paul Layne retired as our Chief Executive Officer. David O’Reilly, our President and Chief Financial Officer, agreed to additionally serve as our interim Chief Executive Officer. Effective December 1, 2020, David O’Reilly was appointed Chief Executive Officer, L. Jay Cross was appointed President and Mr. O’Reilly agreed to continue as our interim Chief Financial Officer while a search is conducted for a permanent successor. Our future performance will depend, in part, on the successful transitions of Mr. O’Reilly as our new Chief Executive Officer, Mr. Cross as our President and the successor for Mr. O’Reilly as Chief Financial Officer. If we do not successfully manage these transitions, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business. Our future performance also will continue to depend on the services and contributions of our other senior management and key employees to execute on our Transformation Plan and to identify and pursue new opportunities.

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

HHC 2020 FORM 10-K | 13

RISK FACTORS	Table of Contents Index to Financial Statements
The proposed sales of our non-core assets may not achieve some or all of the anticipated benefits.

Executing the proposed sales of our non-core assets will require us to incur costs and will require the time and attention of our senior management and key employees, which could distract them from operating our business, disrupt operations and result in the loss of business opportunities, each of which could adversely affect our business, financial condition and results of operations. We may also experience increased difficulty in attracting, retaining and motivating key employees during the pendency of the sale and following its completion, which could harm our business. Even if the proposed sale is completed, we may not realize some or all of the anticipated benefits from the sale, and the sale may in fact adversely affect our business.

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

Further, Summerlin is to some degree dependent on the gaming industry, which could be adversely affected by changes in consumer trends and preferences and other factors over which we have no control. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including riverboat casinos, dockside casinos, land-based casinos, video lottery, sweepstakes and poker machines, many of which are located outside of Las Vegas. Furthermore, competition from internet lotteries, sweepstakes and other internet wagering gaming services, which allow their customers to wager on a wide variety of sporting events and play Las Vegas-style casino games from home or in non-casino settings, could negatively impact the population in the Las Vegas area. Expansion of internet gaming in other jurisdictions (both legal and illegal) could further compete with the gaming industry in Las Vegas, which could have a negative impact on the local Las Vegas economy and result in an adverse effect on Summerlin and Downtown Summerlin.

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

Our business model includes entering into joint venture arrangements with strategic partners, and our strategic partners may have different interests than us.

We currently have and intend to enter into joint venture partnerships. These joint venture partners may bring local market knowledge and relationships, development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive advantages. In the future, we may not have sufficient resources,
HHC 2020 FORM 10-K | 14

RISK FACTORS	Table of Contents Index to Financial Statements
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

RISKS RELATED TO OUR BUSINESS OPERATIONS AND INFRASTRUCTURE

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

The Seaport District’s operational results are volatile, which could have an adverse effect on our financial position and results of operations.

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

HHC 2020 FORM 10-K | 15

RISK FACTORS	Table of Contents Index to Financial Statements
We may have to make significant capital expenditures to maintain our hotel properties, and any hotel redevelopment or development activities we undertake may be more costly than we anticipate.

From time to time, our hotels will have a need for renovations and other capital improvements, including replacements of furniture, fixtures and equipment. Managers or franchisors of our hotels also require periodic capital improvements pursuant to management agreements we enter into with them or as a condition of maintaining franchise licenses. Generally, we are responsible for the cost of these capital improvements. As part of our long-term growth strategy, we may also develop hotel properties, timeshare units or other alternate uses of portions of our existing properties, including the development of retail, office or apartments, including through joint ventures. Such renovation and development involve substantial risks, including, but not limited to:
–the disruption of operations and displacement of revenue at operating hotels, including revenue lost while rooms, restaurants or meeting space under renovation are out of service
–the cost of funding renovations or developments and inability to obtain financing on attractive terms
–the return on our investment in these capital improvements or developments failing to meet expectations
–governmental restrictions on the nature or size of a project or the inability to obtain all necessary zoning, land use, building, occupancy and construction permits
–disputes with franchisors or property managers regarding compliance with relevant franchise agreements or management agreements

Furthermore, hotel occupancy and the demand for our hotel products and services has been negatively impacted by the COVID-19 pandemic. The occurrence of any of the aforementioned risks or any others not currently known to us could negatively impact certain hotel properties and result in a material adverse effect on our financial condition and results of operations.

We are exposed to risks associated with the development, redevelopment or construction of our properties.

Our development, redevelopment and construction activities expose us to risks such as:
–inability to obtain construction financing for the development or redevelopment of properties
–increased construction costs for a project that exceeded our original estimates due to increases in materials, labor or other costs, which could make completion of the project less profitable because market rents or condominium prices may not increase sufficiently to compensate for the increased construction costs
–construction delays, which may increase project development costs
–claims for construction defects after a property has been developed
–poor performance or nonperformance by any of our joint venture partners or other third parties on whom we rely;
–health and safety incidents and site accidents
–easement restrictions which may impact our development costs and timing
–compliance with building codes and other local regulations
–the inability to secure tenants necessary to support commercial projects

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

HHC 2020 FORM 10-K | 16

RISK FACTORS	Table of Contents Index to Financial Statements
For example, we are directly paying the costs to repair certain defects at the Waiea condominium tower in Ward Village and will seek to recoup these costs from the general contractor and other responsible parties. In 2018, recognized a $13.4 million charge for certain window repairs at Waiea. We have subsequently entered into a settlement agreement with the Waiea homeowners association pursuant to which we have agreed to pay for the repair of certain construction defects at the tower. As a result of this settlement agreement, we recognized an additional $97.9 million charge in the first quarter of 2020. We believe the general contractor is ultimately responsible for the defects and expect to recover our repair costs from the general contractor, other responsible parties and insurance proceeds; however, we can provide no assurances that all or any portion of these costs will be recovered.

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

Certain of our directors have and may in the future have interests in other real estate business activities and may have control or influence over these activities or may serve as investment advisors, directors or officers. These interests and activities, and any duties to third parties arising from such interests and activities, could divert the attention of such directors from our operations. Additionally, certain of our directors are engaged in investment and other activities in which they may learn of real estate and other related opportunities in their non-director capacities. Our Code of Business Conduct and Ethics applicable to our directors expressly provides, as permitted by Section 122(17) of the Delaware General Corporation Law (the DGCL), that our non-employee directors are not obligated to limit their interests or activities in their non-director capacities or to notify us of any opportunities that may arise in connection therewith, even if the opportunities are complementary to, or in competition with, our businesses. Accordingly, we have no expectation that we will be able to learn of or participate in such opportunities. If any potential business opportunity is expressly presented to a
HHC 2020 FORM 10-K | 17

RISK FACTORS	Table of Contents Index to Financial Statements
director exclusively in his or her director capacity, the director will not be permitted to pursue the opportunity, directly or indirectly through a controlled affiliate in which the director has an ownership interest, without the approval of the independent members of our board of directors.

Pershing Square will have the ability to influence our policies and operations and its interests may not in all cases be aligned with other stockholders.

Pershing Square beneficially owns approximately 24.5% of our outstanding common stock as of January 11, 2021. Additionally, Mr. William Ackman, founder and chief executive officer of Pershing Square, is the chairman of our board of directors. Accordingly, Pershing Square will have the ability to influence our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and its interests may not in all cases be aligned with other stockholders’ interests.

FINANCIAL RISKS

Our indebtedness could adversely affect our business, prospects, financial condition or results of operations and prevent us from fulfilling our obligations under our Senior Notes and Loan Agreements.

We have a significant amount of indebtedness. As of December 31, 2020, our total consolidated debt was approximately $4.3 billion (excluding an undrawn balance of $185.0 million under our revolving facilities) of which $2.3 billion was recourse to the Company or one of its subsidiaries. In addition, we have $145.2 million of recourse guarantees associated with undrawn construction financing commitments as of December 31, 2020. As of December 31, 2020, our proportionate share of the debt of our non-consolidated joint ventures (Real estate and other affiliates) was $274.5 million based upon our economic ownership of which $100.6 million was recourse to The Company.

Subject to the limits contained in the indentures governing the $750 million 5.375% senior notes due 2028, the $650 million 4.125% senior notes due 2029, and the $650 million 4.375% senior notes due 2031 (collectively, the Senior Notes), the limits contained in the agreements governing our $615.0 million Term Loan and $85.0 million Revolver (collectively, the Loan Agreements) that mature on September 18, 2023, and any limits under our other debt agreements, we may need to incur substantial additional indebtedness from time to time, including project indebtedness for developments by our subsidiaries. If we incur additional indebtedness, the risks related to our level of indebtedness could intensify. Specifically, an increased level of indebtedness could have important consequences, including:
–making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Senior Notes and Loan Agreements
–limiting our ability to obtain additional financing to fund future working capital, capital expenditures, debt service requirements, execution of our business strategy or finance other general corporate requirements
–requiring us to make non-strategic divestitures, particularly when the availability of financing in the capital markets is limited, which may adversely impact sales prices
–requiring a substantial portion of our cash flow to be allocated to debt service payments instead of other business purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions, dividends and other general corporate purposes
–increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given that certain indebtedness bears interest at variable rates
–limiting our ability to capitalize on business opportunities, reinvest in and develop properties and to react to competitive pressures and adverse changes in government regulations
–placing us at a disadvantage compared to other, less leveraged competitors
–limiting our ability, or increasing the costs, to refinance indebtedness
–resulting in an event of default if we fail to satisfy our obligations under our indebtedness, which default could result in all or part of our indebtedness becoming immediately due and payable and, in the case of our secured debt, could permit the lenders to foreclose on our assets securing such debt

The indentures governing our Senior Notes, the Loan Agreements and our other debt agreements contain restrictions that may limit our ability to operate our business.

The indentures governing our Senior Notes contain certain restrictions that may limit our ability to operate. In addition, the Loan Agreements contain representations and covenants customary for loan agreements of this type, including financial covenants related to maintenance of interest coverage ratios and loan-to-value ratios with respect to the certain mortgaged properties, taken as a whole. The Loan Agreements also contain customary events of default, certain of which
HHC 2020 FORM 10-K | 18

RISK FACTORS	Table of Contents Index to Financial Statements
are subject to cure periods. These restrictions limit our ability or the ability of certain of our subsidiaries to, among other things:
–incur indebtedness or issue equity
–create certain liens
–pay dividends on, redeem or repurchase capital stock or make other restricted payments
–make investments
–incur obligations that restrict the ability of our subsidiaries to make dividend or other payments to us
–consolidate, merge or transfer all, or substantially all, of our assets
–enter into or amend lease or other agreements or transactions without consent
–substitute collateral, if applicable, due to produce and geographic concentrations
–enter into transactions with our affiliates
–create or designate unrestricted subsidiaries

Additionally, certain of our debt agreements also contain various restrictive covenants, including minimum net worth requirements, maximum payout ratios on distributions, minimum debt yield ratios, minimum fixed charge coverage ratios, minimum interest coverage ratios and maximum leverage ratios. The restrictions under the indentures and/or other debt agreements could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.

We may be required to take action to reduce our debt or act in a manner inconsistent with our business objectives and strategies to meet such ratios and satisfy the covenants in our debt agreements. Events beyond our control, such as changes in economic and business conditions or the volatility and uncertainty created by COVID-19, may affect our ability to do so. We may not be able to meet the ratios or satisfy the covenants in our debt agreements, and we cannot assure that our lenders will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios, under our debt agreements would likely result in a default under such debt agreements, which may accelerate the principal and interest payments of the debt and, if such debt is secured, result in the foreclosure on certain of our assets that secure such debt. A breach of any of the covenants in, or our inability to maintain the required financial ratios, under our debt agreements also would prevent us from borrowing additional money under such agreements that include revolving credit facilities. A default under any of our debt agreements could, in turn, result in defaults under other obligations and result in other creditors accelerating the payment of other obligations and foreclosing on assets securing such obligations, if any. Any such defaults could materially impair our financial condition and liquidity. In addition, if the lenders under any of our debt agreements or other obligations accelerate the maturity of those obligations, we cannot assure that we will have sufficient assets to satisfy our obligations under the notes or our other debt.

We may be unable to develop and expand our properties without sufficient capital or financing.

Our business objective includes the development and redevelopment of our properties, particularly those in our Strategic Developments segment, which we may be unable to do if we do not have, cannot obtain or cannot generate sufficient capital from MPC land sales or operations, debt capital from lenders or the capital markets, or government incentives, such as tax increment financing, to proceed with planned development, redevelopment or expansion activities. We may be unable to access or acquire financing due to the market volatility and uncertainty created by COVID-19. We may be unable to obtain an anchor store, mortgage lender and property partner approvals that are required for any such development, redevelopment or expansion. We may abandon redevelopment or expansion activities already underway that we are unable to complete due to the inability to secure additional capital to finance such activities. This may result in charge-offs of costs previously capitalized. In addition, if redevelopment, expansion or reinvestment projects are unsuccessful, the investment in such projects may not be recoverable, in full or in part, from future operations or sale resulting in impairment charges.

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.

As of December 31, 2020, we had approximately $1.9 billion of mortgages, notes and loans payable indexed to the London Interbank Offered Rate (LIBOR). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. The Alternative Reference Rates Committee (ARRC), a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short-term repurchase agreements - the Secured Overnight Financing Rate (SOFR). At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies
HHC 2020 FORM 10-K | 19

RISK FACTORS	Table of Contents Index to Financial Statements
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

Certain provisions of the Internal Revenue Code could limit our ability to fully utilize certain tax assets if we were to experience a change in control. If such an event were to occur, the cash flow benefits we might otherwise have received could be decreased. As of December 31, 2020, we have approximately $580.4 million of federal net operating loss carryforwards which are not subject to the change in control limitation rules.

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

REGULATORY, LEGAL AND ENVIRONMENTAL RISKS

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
HHC 2020 FORM 10-K | 20

RISK FACTORS	Table of Contents Index to Financial Statements
affect our reputation in condominium development and ultimately have a material adverse effect on our business, financial condition and results of operations.

Development of properties entails a lengthy, uncertain and costly entitlement process.

Approval to develop real property sometimes requires political support and generally entails an extensive entitlement process involving multiple and overlapping regulatory jurisdictions and often requires discretionary action by local governments. Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. We incur substantial costs to comply with legal and regulatory requirements. An increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that the property is not feasible for development. In addition, our competitors and local residents may challenge our efforts to obtain entitlements and permits for the development of properties. The process to comply with these regulations is usually lengthy and costly, may not result in the approvals we seek and can be expected to materially affect our development activities.

Specifically, our redevelopment plans for the full-block, vacant parking lot at 250 Water Street within the Seaport District require approval by the New York City Landmarks Preservation Commission, and as currently proposed, subject to a Uniform Land Use Review Procedure requiring approval by the New York City Planning Commission and the New York City Council. Our inability to obtain these approvals would negatively impact our redevelopment plans for 250 Water Street and potentially other related developments in the Seaport District.

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
HHC 2020 FORM 10-K | 21

RISK FACTORS	Table of Contents Index to Financial Statements
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

The Americans with Disabilities Act of 1990, as amended (ADA), requires that all public accommodations and commercial facilities, including office buildings, meet certain federal requirements related to access and use by disabled persons. Compliance with ADA requirements could involve the removal of structural barriers from certain disabled persons’ entrances which could adversely affect our financial condition and results of operations. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses. Noncompliance with the ADA or similar or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. In addition, changes to existing requirements or enactments of new requirements could require significant expenditures. Such costs may adversely affect our business, financial and results of operations.

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

GENERAL RISKS

COVID-19 has disrupted our business and has had a material adverse effect on our business, financial performance and condition, operating results and cash flows.

COVID-19 has disrupted our business and has had a material adverse effect on our business, financial performance and condition, operating results and cash flows, and will continue to materially adversely impact and cause disruption to, our business, financial performance and condition, operating results and cash flows. Factors that would negatively impact our ability to successfully operate during and after COVID-19 or another pandemic include:
–our ability to continue to sell land to residential homebuilders and developers in our MPCs at attractive prices, which would lead to lower land sales revenue in our MPC segment, if such homebuilders continue to see a decline in new home sales to their consumers or if there is reduced availability of loans to support such homebuilders
–our ability to continue to collect rents, on a timely basis or at all, without reductions or other concessions, in multi-family and office properties (revenues from which properties accounted for 13% of our revenues for the year ended December 31, 2019)
–our ability to keep our hotels open, even at a limited capacity, given current and potential government restrictions and the dramatic decline in travel caused by COVID-19 (revenues from our hotel properties accounted for 7% of our total revenue for the year ended December 31, 2019)
HHC 2020 FORM 10-K | 22

RISK FACTORS	Table of Contents Index to Financial Statements
–our ability to collect rent from our retail tenants where most retail tenants have closed their businesses (including nearly all of our retail tenants in Summerlin, Ward Village and Riverwalk) (revenues from our retail properties accounted for 8% of our revenues for the year ended December 31, 2019)
–reductions in demand for leased space and/or defaults under our leases, as a result of downturns in our tenants’ personal financial situations as well as commercial businesses, which include retail stores, restaurants and event attractions such as those in the Seaport District, in part due to containment measures, such as travel restrictions, mandatory government closures, quarantines, “shelter in place” orders and social distancing, as well as the overall impact on the economy and our tenants’ industries (including the energy sector)
–lost revenue due to the cancellation of the 2020 season for the Las Vegas Aviators, our Triple-A professional baseball team, (revenues from the Las Vegas Aviators accounted for 2% of our revenues for the year ended December 31, 2019)
–fluctuations in regional and local economies, the residential housing and condominium markets, local real estate conditions, and tenant rental rates
–our ability to continue to make condominium sales in Hawai’i and land sales in our MPCs, in light of the impact on the overall economy and consumers’ reluctance to make significant capital decisions in times of economic uncertainty, particularly if there is reduced availability of loans for such consumers
–our ability to attract people to the Seaport District through socially distanced events and programs and resume the Seaport District summer concert series in 2021, the revenue and sponsorship of which historically has been a meaningful contribution to our annual revenue
–our and our tenants’ ability to continue or complete construction as planned for their operations, or delays in the supply of materials or labor necessary for construction
–the continued service and availability of personnel, including our executive officers and other leaders that are part of our management team and our ability to recruit, attract and retain skilled personnel to the extent our management or personnel are impacted in significant numbers or in other significant ways by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work
–our ability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption
–a complete or partial closure of, or other operational issues at, one or more of our MPCs or our corporate headquarters resulting from government action or otherwise
–delays in, or our ability to complete, our “Transformation Plan” on the expected terms or timing
–difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions that may affect our access to capital necessary to fund business operations or address maturing liabilities

The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Although many cities and states have lifted restrictions instituted in response to the COVID-19 pandemic, we cannot predict whether and to what extent the restrictions will be reinstated, whether additional cities and states will implement similar restrictions or when restrictions currently in place will expire. In addition to governmental restrictions, we cannot predict when our customers will again feel comfortable with frequenting retail and hospitality establishments or working from offices.

The effects of restrictions on our operations, including future restrictions and extended periods of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. The COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth herein should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

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

HHC 2020 FORM 10-K | 23

RISK FACTORS	Table of Contents Index to Financial Statements
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

The trading price of our common stock is likely to continue to be volatile due to the stock market’s routine periods of large or extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies, including ours. Factors that affect our trading price include the following:
–results of operations that vary from the expectations of securities analysts and investors, including our ability to finance and achieve operational success at the Seaport District project
–changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors
–announcements by us or our competitors of new significant real-estate developments, acquisitions, joint ventures, other strategic relationships or actions, or capital commitments, or responses to these events
–changes in general economic or market conditions, including increases in interest rates, or trends in our industry or markets
–future sales of our common stock or other securities
–the successful transition of our new senior executives and the services and contribution of our other senior management and key employees to execute on our Transformation Plan and to identify new opportunities
–guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
–the development and sustainability of an active trading market for our stock
–changes in accounting principles
–events or factors resulting from natural disasters
–other events or factors, including those resulting from war, acts of terrorism, or responses to these events

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

Our certificate of incorporation and bylaws contain the following limitations:
–the inability of our stockholders to act by written consent
–restrictions on the ability of stockholders to call a special meeting without 15% or more of the voting power of the issued and outstanding shares entitled to vote generally in the election of our directors
–rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings
–the right of our board of directors to issue preferred stock without stockholder approval
–a requirement that, to the fullest extent permitted by law, certain proceedings against or involving us or our directors or officers be brought exclusively in the Court of Chancery in the State of Delaware
–that certain provisions may be amended only by the affirmative vote of at least 66 2/3% of the shares of common stock entitled to vote generally in the election of directors

In addition, we are a Delaware corporation, and Section 203 of the DGCL applies to us. In general, Section 203 prevents an interested stockholder from engaging in certain business combinations with us for three years following the date that
HHC 2020 FORM 10-K | 24

RISK FACTORS	Table of Contents Index to Financial Statements
person becomes an interested stockholder subject to certain exceptions. The statute generally defines interested stockholder as any person that is the owner of 15% or more of the outstanding voting stock or is our affiliate or associate and was the owner of 15% or more of outstanding voting stock at any time within the three-year period immediately before the date of determination.

We have granted a waiver of the applicability of the provisions of Section 203 of the DGCL to Pershing Square Capital Management, L.P., PS Management GP, LLC and William A. Ackman, chairman of our Board (together, Pershing Square) such that Pershing Square may increase its position in our common stock up to 40% of the outstanding shares without being subject to Section 203’s restrictions on business combinations. As such, Pershing Square, through its ability to accumulate more common stock than would otherwise be permitted under Section 203, has the ability to become a large holder that would be able to affect matters requiring approval by Company stockholders, including the election of directors and approval of mergers or other business combination transactions. The Board also amended the Company’s Corporate Governance Guidelines to reflect that it will grant to any stockholder a waiver of the applicability of Section 203 of the DGCL to the acquisition of up to 40% of the Company’s outstanding voting stock upon the request of such stockholder, subject to the Board’s fiduciary duties and applicable law.

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

Item 1B.   Unresolved Staff Comments
None.
HHC 2020 FORM 10-K | 25

PROPERTIES	Table of Contents Index to Financial Statements
Item 2.   Properties

During the second half of 2020, we moved our corporate headquarters to The Woodlands, Texas. We expect that consolidating our Dallas corporate headquarters with our largest regional office in The Woodlands will drive substantial cost savings and increased synergies. We also maintain offices at certain of our properties nationwide, including Honolulu, Hawai‘i; New York, New York; Columbia, Maryland; and Las Vegas, Nevada, which serve operations across all segments. We believe our present facilities are sufficient to support our operations.

OPERATING ASSETS

In our Operating Assets segment, we own a variety of asset types including retail, office, multi-family, hospitality and other assets and investments. Our portfolio includes approximately 10.4 million square feet of retail and office properties, 3,840 wholly and partially owned multi-family units, 909 combined keys at wholly owned hospitality properties, and wholly and partially owned other properties and investments. In addition to several other locations, our assets in this segment are primarily located in and around The Woodlands, Texas; Chicago, Illinois; Columbia, Maryland; Las Vegas, Nevada; and Honolulu, Hawai‘i.

The following table summarizes certain metrics of our office assets within our Operating Assets segment as of December 31, 2020:

Office Assets		Location	Rentable Sq.Ft./Units	% Leased	Annualized Base Rent (thousands) (a)	Annualized Base Rent Per Square Foot (a)	Effective Annual Rent (thousands) (b)	Effective Annual Rent per Square Foot (b)	Year Built / Acquired / Last Renovated
The Woodlands
One Hughes Landing		The Woodlands, TX	197,719	97%	$5,241	$28.75	$8,150	$44.71	2013
Two Hughes Landing		The Woodlands, TX	197,714	83%	5,458	33.09	8,434	51.13	2014
Three Hughes Landing		The Woodlands, TX	320,815	90%	7,860	27.76	11,591	40.94	2016
1725 Hughes Landing Boulevard		The Woodlands, TX	331,176	96%	7,934	25.19	11,282	35.81	2015
1735 Hughes Landing Boulevard		The Woodlands, TX	318,170	100%	7,728	24.29	11,233	35.31	2015
2201 Lake Woodlands Drive		The Woodlands, TX	24,119	100%	469	19.46	785	32.54	1994
Lakefront North		The Woodlands, TX	258,058	82%	5,445	25.86	8,402	39.90	2018
8770 New Trails	(c)	The Woodlands, TX	180,000	100%	—	—	—	—	2020
9303 New Trails		The Woodlands, TX	97,967	80%	1,601	20.37	2,445	31.11	2008
3831 Technology Forest Drive		The Woodlands, TX	95,078	100%	2,301	24.20	3,329	35.01	2014
3 Waterway Square		The Woodlands, TX	232,021	96%	5,918	26.47	8,814	39.43	2013
4 Waterway Square		The Woodlands, TX	218,551	100%	6,508	29.78	9,174	41.98	2010
The Woodlands Towers at The Waterway		The Woodlands, TX	1,401,611	70%	25,498	26.28	38,358	39.54	2019
1400 Woodloch Forest		The Woodlands, TX	95,667	48%	1,441	31.29	1,460	31.70	1981
			3,968,666
Columbia
10 - 70 Columbia Corporate Center		Columbia, MD	898,054	87%	18,947	27.53	19,024	27.64	2012 / 2014
Columbia Office Properties		Columbia, MD	62,038	68%	1,371	32.55	1,406	33.37	1969 / 1972
One Mall North		Columbia, MD	96,977	96%	2,802	30.59	2,812	30.70	2016
One Merriweather		Columbia, MD	206,632	97%	7,087	35.29	7,198	35.85	2017
Two Merriweather		Columbia, MD	127,422	91%	4,158	35.93	4,188	36.19	2017
6100 Merriweather	(d)	Columbia, MD	319,002	63%	—	—	—	—	2019
			1,710,125
Summerlin
Aristocrat	(c)	Las Vegas, NV	181,534	100%	—	—	—	—	2018
One Summerlin		Las Vegas, NV	206,279	96%	7,476	38.57	7,638	39.41	2015
Two Summerlin		Las Vegas, NV	144,615	100%	4,917	34.00	5,087	35.17	2018
			532,428
Chicago
110 North Wacker	(d)	Chicago, IL	1,492,940	77%	—	—	—	—	2020

Total			7,704,159
(a)Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property for December 31, 2020, multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2020, divided by the average occupied square feet.
(b)Effective Annual Rent includes base minimum rent and common area maintenance recovery revenue. Effective Annual Rent Per Square Foot is the Effective Annual Rent divided by the average occupied square feet.
(c)8770 New Trails and Aristocrat are build-to-suit projects entirely leased by a single tenant. Therefore, the Annualized Base Rent and Effective Annual Rent details have been excluded for competitive reasons.
(d)Rent metrics are not meaningful as of December 31, 2020, as these properties are still in the lease-up period.

HHC 2020 FORM 10-K | 26

PROPERTIES	Table of Contents Index to Financial Statements
The following table summarizes certain metrics of the retail properties (does not include any retail square feet within our multi-family or office assets) within our Operating Assets segment as of December 31, 2020:

Retail Properties		Location	Rentable Sq.Ft./Units	% Leased	Annualized Base Rent (thousands) (a)	Annualized Base Rent Per Square Foot (a)	Year Built / Acquired / Last Renovated
The Woodlands
Creekside Park West		The Woodlands, TX	72,977	62%	$1,108	$24.37	2019
Creekside Village Green		The Woodlands, TX	74,670	80%	1,963	32.68	2015
Hughes Landing Retail		The Woodlands, TX	125,798	85%	3,479	32.42	2015
1701 Lake Robbins		The Woodlands, TX	12,376	100%	542	43.79	2014
Lake Woodlands Crossing Retail		The Woodlands, TX	60,261	87%	1,570	29.80	2018
20/25 Waterway Avenue		The Woodlands, TX	50,062	76%	1,441	37.93	2007 / 2009
Waterway Garage Retail		The Woodlands, TX	21,513	78%	627	37.59	2011
2000 Woodlands Parkway		The Woodlands, TX	7,900	100%	247	31.25	1996
			425,557
Bridgeland
Lakeland Village Center at Bridgeland		Cypress, TX	67,947	68%	1,471	32.72	2016

Columbia
Columbia Regional Building		Columbia, MD	89,199	100%	2,668	29.91	2014
Merriweather District Area 3 Standalone Restaurant	(b)	Columbia, MD	10,700	100%	—	—	2020
			99,899
Summerlin
Downtown Summerlin	(c)	Las Vegas, NV	801,031	92%	18,454	24.85	2014

Ward Village
Ward Village Retail - Pending Redevelopment		Honolulu, HI	580,129	84%	10,917	22.50	2002
Ward Village - New or Renovated		Honolulu, HI	451,854	95%	17,062	39.74	2012 - 2020
			1,031,983
Other
Outlet Collection at Riverwalk	(d)	New Orleans, LA	264,473	87%	5,378	24.89	2014

Total			2,690,890
(a)Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property for December 31, 2020, multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2020, divided by the average occupied square feet.
(b)Merriweather District Area 3 Standalone Restaurant was transferred from Strategic Developments in the third quarter of 2020 but the tenant has not taken occupancy as of December 31, 2020. This project is entirely leased by a single tenant. Therefore, the Annualized Base Rent and Effective Annual Rent details have been excluded for competitive reasons.
(c)Excludes 381,767 square feet of anchors and 41,606 square feet of additional office space above our retail space.
(d)The entire property is subject to a ground lease where we are the ground lessee.
HHC 2020 FORM 10-K | 27

PROPERTIES	Table of Contents Index to Financial Statements
The following tables summarize certain metrics of our multi-family, hospitality and other Operating Assets as of December 31, 2020:

Multi-family Assets	Location	Economic Ownership %	# Units	Retail Sq. Ft.	% Units Leased	Average Monthly Rate	Average Monthly Rate Per Square Foot	Year Built / Acquired / Last Renovated
The Woodlands
Creekside Park Apartments	The Woodlands, TX	100%	292	—	97%	$1,546	$1.58	2018
Millennium Six Pines Apartments	The Woodlands, TX	100%	314	—	83%	2,016	2.10	2014
Millennium Waterway Apartments	The Woodlands, TX	100%	393	—	89%	1,673	1.86	2010
One Lakes Edge	The Woodlands, TX	100%	390	22,971	82%	2,343	2.37	2015
Two Lakes Edge	The Woodlands, TX	100%	386	11,448	46%	2,457	2.46	2020
The Lane at Waterway	The Woodlands, TX	100%	163	—	4%	2,576	2.34	2020

Bridgeland
Lakeside Row	Cypress, TX	100%	312	—	91%	1,579	1.61	2019

Columbia
Juniper Apartments	Columbia, MD	100%	382	56,683	62%	2,150	2.41	2020
The Metropolitan Downtown Columbia	Columbia, MD	50%	380	13,591	96%	2,044	2.16	2015
m.flats/TEN.M	Columbia, MD	50%	437	28,026	98%	1,998	2.25	2018

Summerlin
Constellation Apartments	Las Vegas, NV	100%	124	—	95%	2,327	2.08	2016
Tanager Apartments	Las Vegas, NV	100%	267	—	99%	1,961	2.01	2019
Total			3,840	132,719

Hospitality Assets	Location	Economic Ownership %	# Keys	2020 Average Daily Rate	2020 Revenue Per Available Room	Year Built / Acquired / Last Renovated
The Woodlands
Embassy Suites at Hughes Landing	The Woodlands, TX	100%	205	$162	$81.12	2015
The Westin at The Woodlands	The Woodlands, TX	100%	302	196	54.42	2016
The Woodlands Resort & Conference Center	The Woodlands, TX	100%	402	200	53.67	2014	(a)
(a)The Woodlands Resort & Conference Center was built in 1974, expanded in 2002, and renovated in 2014.

Other Assets	Location	Economic Ownership %	Asset Type	Sq. Ft. / Acres / Units / Spaces		% Leased	Year Built / Acquired / Last Renovated
The Woodlands
Hughes Landing Daycare	The Woodlands, TX	100%	Daycare	10,000	sq. ft.	100%	2019
HHC 242 Self-Storage	The Woodlands, TX	100%	Storage	629	units	92%	2017
HHC 2978 Self-Storage	The Woodlands, TX	100%	Storage	727	units	92%	2017
Stewart Title of Montgomery County, TX	The Woodlands, TX	50%	Title Company	N/A		N/A	—
The Woodlands Ground Leases	The Woodlands, TX	100%	Ground lease	N/A		N/A	2011
Woodlands Sarofim #1	The Woodlands, TX	20%	Industrial	129,790	sq. ft.	75%	late 1980's
The Woodlands Warehouse	The Woodlands, TX	100%	Warehouse	125,801	sq. ft.	100%	2019

Summerlin
Hockey Ground Lease	Las Vegas, NV	100%	Ground lease	N/A		N/A	2017
Las Vegas Aviators	Las Vegas, NV	100%	Minor League Baseball Team	N/A		N/A	2017
Las Vegas Ballpark	Las Vegas, NV	100%	Ballpark	N/A		N/A	2019
Summerlin Hospital Medical Center	Las Vegas, NV	5%	Hospital	N/A		N/A	1997

Ward Village
Kewalo Basin Harbor	Honolulu, HI	Ground Lease	Marina	55	acres	N/A	—

Other
Parking Garages (a)	Various	100%	Garage	6,533		N/A	2008 - 2018
(a)Parking Garages consists of Woodloch Forest Garage, Waterway Square Garage, Hughes Landing Garage, Ward Village Shops Garage, Ae‘o Garage and Lakefront Parking Garages.
HHC 2020 FORM 10-K | 28

PROPERTIES	Table of Contents Index to Financial Statements

The following table summarizes our Operating Assets segment lease expirations:

$ in thousands
Year	Number of Expiring Leases		Total Square Feet Expiring	Total Annualized Base Rent Expiring	% of Total Annual Gross Rent Expiring
2021	234	(a)	834,534	$11,619	4.4%
2022	217		1,827,384	23,216	8.8%
2023	154		919,264	18,606	7.0%
2024	142		853,043	20,469	7.8%
2025	245		1,398,537	30,570	11.6%
2026	81		465,936	13,246	5.0%
2027	71		753,788	21,146	8.0%
2028	66		510,308	17,133	6.5%
2029	61		732,305	13,601	5.2%
2030	50		537,422	18,046	6.8%
2031+	238		2,693,962	76,339	28.9%
Total	1,559		11,526,483	$263,991	100.0%
(a)Includes 95 specialty leases totaling 154,331 square feet which expire in less than 365 days.

MASTER PLANNED COMMUNITIES

Our MPCs are located in and around Houston, Texas; Las Vegas, Nevada; and Columbia, Maryland. The following table summarizes our MPCs, all of which are wholly owned, as of December 31, 2020:

								Remaining	Projected		Average	Undiscounted/
		Total		Remaining saleable		Average Price Per Acre		Saleable	Community		Cash	Uninflated Value
		Gross	Approx. No.	Acres (b)		(thousands) (b)		Residential	Sell-Out Date		Margin (d)	(millions) (e)
Community	Location	Acres (a)	Residents	Residential	Commercial	Residential	Commercial	Lots (c)	Residential	Commercial	Residential	Residential	Commercial
Bridgeland	Cypress, TX	11,506	15,500	2,770	1,375	$451	$615	13,270	2035	2045	87%	$1,084	$846
Columbia	Columbia, MD	16,450	112,000	—	96	N/A	580	—	N/A	2023	N/A	—	56
Summerlin	Las Vegas, NV	22,500	116,000	2,864	831	743	1,012	34,719 (f)	2039	2039	75%	1,587	841
The Woodlands	The Woodlands, TX	28,505	119,000	27	721	1,402	987	73	2023	2034	97%	37	712
The Woodlands Hills	Conroe, TX	2,055	750	1,292	175	286	515	4,118	2030	2030	86%	318	90
Total		81,016	363,250	6,953	3,198			52,180				$3,027	$2,544
(a)Encompasses all of the land located within the borders of the master planned community, including parcels already sold, saleable parcels and non-saleable areas such as roads, parks and recreation areas, conservation areas and parcels acquired during the year.
(b)Remaining Saleable Residential Lots are estimates and include only lots that are intended for sale or joint venture. The mix of intended use on our remaining saleable and developable acres is primarily based on assumptions regarding entitlements and zoning of the remaining project and are likely to change over time as the master plan is refined.
(c)Average Price Per Acre is the uninflated weighted-average land value per acre estimated in the Company’s 2021 land models.
(d)Remaining Saleable Residential Lots are estimates and include only lots that are intended for sale or joint venture. The mix of intended use on our remaining saleable and developable acres is primarily based on assumptions regarding entitlements and zoning of the remaining project and are likely to change over time as the master plan is refined.
(e)Average Cash Margin represents the total projected cash profit (total projected cash sales minus remaining projected cash development expenditures excluding land costs), divided by total projected cash sales. It is calculated based on future revenues and future projected non-reimbursable development costs, capitalized overhead, capitalized taxes and capitalized interest.
(f)Undiscounted / Uninflated Value represents Remaining Saleable Acres, multiplied by Average Price Per Acre, multiplied by Average Cash Margin.
(g)Amount represents remaining entitlements and not necessarily the number of lots that may ultimately be developed and sold.

The Summit

Within our Summerlin MPC, an exclusive luxury community named The Summit is being developed and managed through a joint venture with Discovery Land Company (Discovery), a leading developer of luxury communities and private clubs. The 555-acre community is expected to consist of approximately 272 homes including 32 condominiums, plus an 18-hole Tom Fazio designed golf course and other amenities for residents. See further discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

HHC 2020 FORM 10-K | 29

PROPERTIES	Table of Contents Index to Financial Statements

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

The following table summarizes certain metrics of the Seaport District as of December 31, 2020:

		Real Estate Operations (Landlord) (a)				Managed Businesses (b)		Events, Sponsorships & Catering Business (f)
$ in thousands		Historic District & Pier 17	Multi-Family (c)			Historic District & Pier 17 (d)	Tin Building (e)		2020 Total
Project Status		Unstabilized	Stabilized			Unstabilized	Under Construction	Unstabilized

Rentable Sq. Ft. / Units
Total Sq. Ft. / units		333,899	13,000	/	21	44,854	53,000	21,077
Leased Sq. Ft. / units	(g)	118,489	—	/	20	44,854	53,000	21,077
% Leased or occupied	(g)	35%	—%	/	95%	100%	100%	100%

Development	(h)
Development costs incurred		$538,513	$—			$—	$107,147	$—	$645,660
Estimated total costs (excl. land)		594,368	—			—	194,613	—	788,981
(a)Real Estate Operations (Landlord) represents physical real estate developed and owned by HHC and leased to third parties..
(b)Managed Businesses represents retail and food and beverage businesses that HHC owns, either wholly or through joint ventures, and operates, including license and management agreements.
(c)Multi-Family represents 85 South Street which includes base level retail in addition to residential units.
(d)Includes our 90% share of NOI from Bar Wayō.
(e)Represents the marketplace by Jean-Georges. Construction on the Tin Building is expected to be substantially complete in the fourth quarter of 2021 with opening expected in early 2022.
(f)Events, Sponsorships & Catering Business includes private events, catering, sponsorships, concert series and other rooftop activities.
(g)The percent leased for Historic District & Pier 17 landlord operations includes agreements with terms of less than one year and excludes leases with our managed businesses.
(h)Development costs incurred and Estimated total costs (excl. land) are shown net of insurance proceeds of approximately $64.7 million .

STRATEGIC DEVELOPMENTS

We continue to plan, develop and hold or seek development rights for unique properties primarily in Ward Village, The Woodlands, Bridgeland, Summerlin, Columbia and Landmark Mall. We continue to execute our strategic plans for developing several of these assets with construction either actively underway or pending. Strategic Developments are transferred into our Operating Assets segment when the asset is placed in service and increase recurring cash flow.

The majority of our Total Estimated Costs of projects currently under construction in our Strategic Developments segment relate to our projects in Honolulu at Ward Village. Ward Village is a globally recognized urban master planned condominium community offering integration with local culture, access to parks and public amenities, unique retail experiences, exceptional residences and desirable workforce housing. Refer to the Seaport District segment section for details of projects currently under construction in that segment.

HHC 2020 FORM 10-K | 30

PROPERTIES	Table of Contents Index to Financial Statements
The following table summarizes our Strategic Developments projects as of December 31, 2020:

$ in thousands	Location	Size / GLA	Size (Acres)	Total Estimated Cost	Construction Start	Estimated Completion	Estimated Stabilization Date
Strategic Developments Under Construction
The Woodlands
Creekside Park The Grove (a)	The Woodlands, TX	360 units	14	$57,472	Q3 2019	Q2 2021	2023

Bridgeland
Starling at Bridgeland	Cypress, TX	358 units	15	58,072	Q4 2020	2022	2024

Ward Village (b)
Under Construction
‘A‘ali‘i	Honolulu, HI	750 units / 11,570 sq ft	2	411,900	Q4 2018	Q4 2021	N/A
Kō'ula	Honolulu, HI	565 units / 36,787 sq ft	2	487,039	Q3 2019	2022	N/A
Completed
Anaha	Honolulu, HI	317 units / 16,048 sq ft	2	402,797	Q4 2014	Open	N/A
Waiea	Honolulu, HI	177 units / 7,716 sq ft	2	566,256	Q2 2014	Open	N/A
Ae‘o	Honolulu, HI	465 units / 70,800 sq ft	3	429,603	Q1 2016	Open	N/A
Ke Kilohana	Honolulu, HI	423 units / 28,386 sq ft	1	217,483	Q4 2016	Open	N/A

Future Strategic Developments Rights or Pending Construction
Columbia
Lakefront District (c)	Columbia, MD	2,000,000 sq ft
Marlow (d)	Columbia, MD	472 units / 32,000 sq ft	4

Summerlin
80% Interest in Fashion Show Air Rights	Las Vegas, NV	—	—
Tanager Two (e)	Las Vegas, NV	295 units	—
1700 Pavilion (e)	Las Vegas, NV	267,000 sq ft	—

Ward Village
Victoria Place	Honolulu, HI	349 units	2

Other
Century Park (f)	Houston, TX	1,302,597 sq ft	63
Landmark Mall	Alexandria, VA	—	33
Maui Ranch Land	Maui, HI	—	20
Monarch City	Allen, TX	—	230

Commercial Land
The Woodlands
The Woodlands Commercial Land (g)	The Woodlands, TX	—	13

Columbia
Merriweather District (h)	Columbia, MD	—	15

Ward
Ward Commercial Land (i)	Honolulu, HI	—	10
(a)Creekside Park Apartments Phase II was renamed to Creekside Park The Grove.
(b)Ward Village square feet represents retail space whereas Ward Village units represents condominium units constructed within each tower. Retail space for the four open condominium towers has been placed into service.
(c)We are currently approved for approximately 2,000,000 square feet of net new mixed-use development which will include office, retail and residual assets. This future development district also includes the 4 acres of land related to Ridgely Building, Sterrett Place and American City Building, all of which have been demolished.
(d)Marlow, a future multi-family development, has received board approval and is expected to begin construction in the first quarter of 2021.
(e)Tanager Two, a future multi-family development, and 1700 Pavilion, a future office development, have received board approval and are expected to begin construction in the second quarter of 2021. Both developments will be located in Downtown Summerlin. Acreage related to these projects is still included in the Summerlin MPC as of December 31, 2020, and will be transferred in 2021 prior to commencing construction.
(f)We expect to remarket this asset, which was acquired in 2019.
(g)Represents 4 acres of land transferred to the Strategic Developments segment in 2013 and 9 acres of land acquired in 2019 from Occidental Petroleum Corporation. This land will be used for future development at The Woodlands.
(h)Represents land transferred to the Strategic Developments segment in 2015 for future development in the Merriweather District in Columbia, Maryland, excluding acreage relating to assets that are now in service in our Operating Assets segment.
(i)Represents land transferred to the Strategic Developments segment for future development at Ward Village, excluding acreage related to ‘A‘ali‘i, Ae‘o, Anaha, Ke Kilohana, Kō'ula, Victoria Place and Waiea.

HHC 2020 FORM 10-K | 31

OTHER INFORMATION	Table of Contents Index to Financial Statements
Item 3.   Legal Proceedings

We, as part of our normal business activities, are a party to a number of legal proceedings. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. We disclose material pending legal proceedings pursuant to Securities and Exchange Commission rules and other pending matters as we may determine to be appropriate. As of December 31, 2020, management believes that any monetary liability or financial impact of claims or potential claims to which we might be subject after final adjudication of any legal procedures would not be material to our financial position or our results of operations. The cost of the Waiea settlement, however, could affect our cash flows for a limited period of time. See Note 10 - Commitments and Contingencies for further discussion.

Item 4.   Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange (the NYSE) under the symbol HHC. No dividends have been declared or paid in 2020 or 2019. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, restrictions under debt agreements, financial condition and future prospects and other factors the board of directors may deem relevant.

NUMBER OF HOLDERS OF RECORD

As of February 18, 2021, there were 1,594 stockholders of record of our common stock.

HHC 2020 FORM 10-K | 32

OTHER INFORMATION	Table of Contents Index to Financial Statements

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

HHC 2020 FORM 10-K | 33

OTHER INFORMATION	Table of Contents Index to Financial Statements

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

The following sets forth information with respect to the equity compensation plans available to employees, directors and consultants of the Company at December 31, 2020:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders (2)	2,426,096	$120.65	1,199,794
Equity compensation plans not approved by security holders	50,125	$112.08	—
Total	2,476,221	$120.48	1,199,794
(1)The amounts shown in columns (a) and (b) of the above table do not include 409,110 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company’s 2020 Equity Incentive Plan and its predecessor, the Amended and Restated 2010 Incentive Plan (2010 Incentive Plan), as further described in Note 11 - Stock-Based Compensation Plans in the Notes to Consolidated Financial Statements.
(2)Reflects stock option grants under the Company’s 2020 Equity Incentive Plan and the 2010 Incentive Plan. Following adoption of the 2020 Equity Incentive Plan by our stockholders, grants are no longer made under the 2010 Incentive Plan. Column (a) also includes the warrants held by Messrs. O’Reilly, Weinreb, and Herlitz, as further described in Note 13 - Warrants in the Notes to Consolidated Financial Statements (which, in the case of Messrs. Weinreb and Herlitz, were approved by security holders).

The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the fourth quarter of 2020:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period
October 1-31, 2020	—	$—	—	$—
November 1-30, 2020	—	$—	—	$—
December 1-31, 2020	17,423	$78.93	—	$46,100,000
Total	17,423	$78.93	—
(a)During the fourth quarter of 2020, 17,423 shares were repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans. For additional information, see Note 11 - Stock-Based Compensation Plans in the Notes to Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

Item 6.  Selected Financial Data
Not applicable.
HHC 2020 FORM 10-K | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents Index to Financial Statements
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes filed as a part of this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties, assumptions and other factors, including those described in Part I, Item 1A. Risk Factors and elsewhere in this Annual Report. These factors and others not currently known to us could cause our financial results in 2020 and subsequent fiscal years to differ materially from those expressed in, or implied by, those forward-looking statements. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

All references to numbered Notes are to specific Notes to our Consolidated Financial Statements included in this Annual Report and which descriptions are incorporated into the applicable response by reference. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) have the same meanings as in such Notes.

HHC 2020 FORM 10-K | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements

OVERVIEW

Please refer to Item 1. Business for a general discussion of our business strategy, competitive strengths and a general description of the assets contained in our four business segments and Item 2. Properties for details regarding the asset type, size, location and key metrics about our various properties.

The following highlights significant activities during 2020 for the Company and each of our business segments. While the impact of COVID-19 affected all of our business segments, we saw notable performance improvements during the second half of the year. Performance for each of our business segments is more fully described hereinafter (all items are pre-tax unless otherwise noted).

In the fourth quarter of 2019, we announced our intent to execute a Transformation Plan to reduce annual overhead expenses by $45 - $50 million, sell approximately $2 billion of non-core assets and accelerate the growth in our core MPC assets. We have made significant progress on the execution of our Transformation Plan commitments with meaningful reductions in overhead and the disposition of several non-core properties. Since the announcement of the Transformation Plan, we have executed on the sale of eight non-core assets generating approximately $213.8 million of net proceeds after debt repayment. The COVID-19 pandemic has made additional non-core asset sales more challenging to execute and we expect this to continue into 2021. We have continued horizontal development in our MPCs to keep pace with homebuilder demand given the strong underlying home sales in our communities. Additionally, we have commenced modest investments in pre-development work for the next vertical development opportunities in our core MPCs.

COVID-19 Pandemic

The outbreak of COVID-19 impacted global economic activity in early 2020 and caused significant volatility and negative pressure in financial markets. The impact of COVID-19 and the wide variety of government-issued control measures, including states of emergency, required business and school closures, shelter-in-place orders and travel restrictions, resulted in a negative impact on our financial performance in 2020, particularly in our Operating Asset and Seaport District segments. Many states began easing quarantine protocols near the end of the second quarter of 2020 which allowed most of our retail and hospitality properties to resume operations. While the impact of COVID-19 affected all of our business segments in the first half of the year, we saw notable performance improvements and significant sales momentum during the second half of the year. For a discussion of the risks and uncertainties related to the impact of COVID-19, refer to Item 1A. Risk Factors.

COVID-19 Impacts by Segment

Operating Assets

Office and Multifamily Throughout the pandemic, we have seen continued strength in our office and multifamily assets. We are closely monitoring our rental revenue, and based on collections from the second quarter through year end, we have collected 96.7% of our office portfolio billings, 97.8% of our multi-family portfolio billings and 83.8% of our other portfolio billings. Additionally, as a result of assets being placed in service during 2020 and the second half of 2019, revenues from our office and multi-family properties, which accounted for 13.1% of our total revenues for the year ended December 31, 2019, have increased 38.5% for the year ended December 31, 2020.

Retail Retail locations at our properties, which accounted for 8.2% of our revenues for the year ended December 31, 2019, were significantly negatively impacted by the pandemic. Beginning in April 2020, we experienced the temporary closure of all non-essential retail in Summerlin, Houston and Ward Village, and the complete closure of the Outlet Collection at Riverwalk. Several of our tenants were able to resume limited operations with phased reopenings beginning in May and June 2020 and the majority of our tenants had reopened by the end of the third quarter. As a result of these closures, retail revenue decreased 23.2% for the year ended December 31, 2020, and collections of our retail portfolio billings reached a low of 49.7% during the three months ended June 30, 2020. Our analysis of collections determined that full collection of outstanding receivables for certain retail tenants was not probable. As a result, during 2020, we recognized a total impact of $24.6 million in the Consolidated Statement of Operations, comprised of a $18.7 million charge against Rental revenue and a $5.9 million charge to the Provision for (recovery of) doubtful accounts. Refer to Note 1 - Summary of Significant Accounting Policies in the Company’s Consolidated Financial Statements for further details.

HHC 2020 FORM 10-K | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements
Despite these negative impacts, we saw notable improvements in the performance of our retail assets during the fourth quarter. Collections of our retail billings increased to 72.6% for the three months ended December 31, 2020, and net operating income (NOI) increased 44.2% quarter over quarter from $6.9 million for the three months ended September 30, 2020, to $10.0 million for the three months ended December 31, 2020, primarily as a result of increased collections and the positive impact of the holiday season in the fourth quarter.

Hospitality At the onset of the pandemic, we experienced significant cancellations and declines in occupancy in our three hotel properties, which accounted for 6.8% of our revenues for the year ended December 31, 2019, and temporarily closed all three of our hotel properties in March 2020. The Woodlands Resort reopened in May 2020, with 54% of the rooms available and the Embassy Suites reopened in June 2020, with 100% of the rooms available. Both hotels continued to operate with this initial percentage of available rooms through the end of 2020. At The Westin at The Woodlands, we reopened the bar and restaurant in April 2020, subject to local guidance, and reopened 100% of the guest rooms on July 1, 2020. As a result of these reopenings, occupancy levels have risen since the second quarter of 2020, however, total occupancy for 2020 declined, compared to levels achieved prior to the impact of the pandemic, resulting in a 59.9% decrease in total revenue for our hospitality properties for the year ended December 31, 2020.

As announced in late June, the Minor League Baseball season was canceled for 2020, which impacted the Las Vegas Aviators, our Triple-A professional baseball team, which accounted for 1.9% of our revenues for the year ended December 31, 2019. In February 2021, Major League Baseball announced that it was restructuring the organization and operation of Minor League Baseball. We are in the process of analyzing the effect this new structure may have on the value and profitability of our baseball assets. Refer to Note 10 - Commitments and Contingencies in the Company’s Consolidated Financial Statements for further details.

MPC In response to the COVID-19 pandemic, during the first quarter of 2020, we took steps to reduce expenses and preserve cash, including ceasing development of MPC land that was not under contract for sale or where we did not have a post-closing requirement, and reducing or postponing voluntary capital expenditures. In addition, homebuilders implemented new model home practices by adding 3D virtual tours of interactive floor plans, live chat capabilities with sales staff, and increased photographs on their websites conducive to social distancing and hygiene recommendations.

For our MPC segment, new home sales, a leading indicator of land sales, dropped considerably in April as a result of stay-at-home orders, but experienced large upticks in May through December as local economies began to re-open. In response, we restarted horizontal development to maintain a sufficient supply of lots and superpads to keep up with the strong home sales. Overall in 2020, new homes sales increased by 80.2% in The Woodlands Hills, 18.1% in Bridgeland and 8.1% in Summerlin. The Woodlands Hills and Bridgeland saw improved land sales revenue due to higher volume of acres sold and price per acre despite the impacts of COVID-19. Land sales revenues at Summerlin decreased compared to the prior period, however this was due to timing of superpad closings and not a decrease in homebuilder demand for our land.

Seaport District In response to the pandemic, we completely closed the Seaport District and halted construction on the Tin Building in mid-March. Social distancing restrictions also resulted in cancellation of our Seaport summer concert series. The city gradually eased restrictions in July, with dining limited to only outdoor spaces. Indoor dining resumed at minimum capacities in late September but due to a surge in COVID-19 cases late in the year, restrictions related to indoor dining were re-imposed in December. Many of the businesses within the Seaport District resumed operations, on a limited basis, in the third quarter of 2020, including The Fulton, Cobble & Co. and Malibu Farm. Construction on the Tin Building resumed in May and is expected to be substantially complete in the fourth quarter of 2021 and open in early 2022, with an expanded focus on in-person dining, retail shopping, mobile ordering and delivery.

In August, in place of the summer concert series, we launched a new concept at the Pier 17 rooftop called The Greens, which allowed groups of up to eight people to reserve their own socially distanced, mini-lawn space. We served over 55,000 guests, had an average wait list of over 20,000 people and generated $1.4 million in revenue through October. In November, the lawn spaces were converted to individual dining cabins for guests to enjoy throughout the winter months. Each cabin is 12 feet by 10 feet and seats up to 10 people. During November and December, we served over 24,000 guests, had an average wait list of over 4,000 people and generated $1.3 million in revenue. These concepts meaningfully increased the Seaport District’s exposure across social and media platforms with a significant increase in new social followers and media impressions earned. This concept also helped us fulfill obligations under our sponsorship agreements which might have been drastically reduced without the summer concert series.

HHC 2020 FORM 10-K | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements
We are closely monitoring our revenues, and based on collections from the second quarter through year end, we have collected 96.4% of our office portfolio billings and 30.7% of our retail portfolio billings. Based on our analysis of collections throughout the year, we determined that full collection of outstanding receivables for certain tenants was not probable. As a result, during 2020, the Company recognized a total impact of $3.2 million in the Consolidated Statement of Operations, comprised of a $3.1 million charge against Rental revenue and a $0.1 million charge to the Provision for (recovery of) doubtful accounts. Refer to Note 1 - Summary of Significant Accounting Policies in the Company’s Consolidated Financial Statements for further details.

Strategic Developments Given the challenges presented by this new environment, we launched digital sales efforts, including virtual tours to sell condominiums in Hawai’i, which we will maintain until social distancing recommendations are lifted. We have also implemented new model home practices by adding 3D virtual tours of interactive floor plans, live chat capabilities with sales staff, and increased photographs on their websites conducive to social distancing recommendations. As a result, overall progress at our condominium projects remains strong as of December 31, 2020, with Victoria Place, our newest project, 77% presold.

We have not experienced any delays in our existing construction as a result of COVID-19, other than the brief delay of construction on the Tin Building discussed above. We placed six assets in service upon completion of construction as planned and transferred 1.7 million square feet of office and retail space and 931 multi-family units to the Operating Assets segment in 2020. In the third quarter, following strong home sales and continued market demand, we commenced modest investments in pre-development work and in December, we broke ground on Starling at Bridgeland, a luxury multi-family development in Bridgeland. Additionally, we expect to begin construction on a new residential building in the Merriweather District in Downtown Columbia and the next residential tower at Ward Village in the first quarter of 2021, and an office building and luxury apartment complex in Downtown Summerlin in the second quarter of 2021.

HHC 2020 FORM 10-K | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements

Capital and Financing Activities

As described above, the pandemic has negatively impacted the economy in most of the regions in which we operate, as well as directly impacted sectors that have historically been meaningful contributors to HHC, such as hospitality, retail and sports ventures. In direct response to the unprecedented COVID-19 pandemic and the impacts on our four business segments, as well as the economy and capital markets in general, we initiated measures to increase our liquidity. As a result, we were able to maintain a strong balance sheet, and ensure we maintain the financial flexibility and liquidity necessary to fund future growth.

During 2020, we enhanced our liquidity profile through a successful common stock offering, which generated $593.6 million in proceeds, and the issuance of $750 million in senior notes due August 2028. The Company used the net proceeds from the debt issuance, together with cash on hand, for the repayment of existing indebtedness of approximately $807.9 million. Additionally, the Company sold four non-core assets during the year, which generated a total of $102.3 million in net proceeds and received an additional $44.5 million related to the 2019 sales of West Windsor and Cottonwood Mall. Our liquidity was further enhanced during the year by obtaining approximately $400.2 million of new construction financings and $177.0 million in other financings. As of December 31, 2020, we had $1.0 billion of cash and cash equivalents, available capacity of $185.0 million on the revolver portion of our credit facilities, and approximately $321.7 million of debt payments due in 2021 based on extended maturity dates.

On February 2, 2021, the Company issued $650 million in 4.125% senior notes due 2029 and $650 million in 4.375% senior notes due 2031. The Company will use the net proceeds from the offering, as well as available cash on hand, to repurchase all of its $1 billion 5.375% senior notes due 2025, plus any accrued and unpaid interest, pursuant to a tender offer announced in January 2021; repay all of the approximately $280 million outstanding under its loans for 1201 Lake Robbins and The Woodlands Warehouse maturing June 2021; and pay all premiums, fees and expenses related to the foregoing. On February 2, 2021, the Company repurchased $512.5 million of its $1 billion 5.375% senior notes and intends to repurchase the remainder of these notes on March 15, 2021. In February 2021, the Company repaid all of the approximately $280 million outstanding under its loans for 1201 Lake Robbins and The Woodlands Warehouse maturing June 2021.

As discussed above, the COVID-19 pandemic resulted in the temporary closure of some of the Company’s Operating Assets, primarily retail and hospitality properties. As a result of the decline in interim operating results, the Company did not meet the debt service coverage ratios for some of its debt instruments during the year and subsequently cured these failures with either the repayment of the related debt instrument or modification of the existing terms of the debt instrument. As of December 31, 2020, the Company did not meet the debt service coverage ratio for the $615.0 million Term Loan portion of the Senior Secured Credit Facility and as a result, the excess net cash flow after debt service from the underlying properties became restricted. The restricted cash cannot be used for general corporate purposes but can continue to be used to fund operations of the underlying assets. The cash restrictions do not materially impact our operations. Apart from the Term Loan portion of the Senior Secured Credit Facility, as of December 31, 2020, the Company was in compliance with all remaining financial covenants included in the agreements governing its indebtedness. Please refer to Note 7 - Mortgages, Notes and Loans Payable, Net in our Notes to Consolidated Financial Statements for further discussion.

HHC 2020 FORM 10-K | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements

2020 Highlights

Comparison of the year ended December 31, 2020, to the year ended December 31, 2019

Operating Assets
–Net operating income (NOI) decreased $26.0 million due to decreases of $25.9 million in our hospitality properties, $22.5 million in our retail properties and $7.8 million in our other properties, partially offset by an increase of $29.5 million in our office properties. These decreases are primarily due to rent deferrals and collection reserves related to our retail properties, declines in occupancy at our hospitality properties and cancellation of the Las Vegas Aviators 2020 baseball season, all as a result of the COVID-19 pandemic. The increase in office properties is primarily related to new assets placed in service during 2020 and at the end of 2019.
–Retail asset NOI increased 44.2% quarter over quarter from $6.9 million for the three months ended September 30, 2020, to $10.0 million for the three months ended December 31, 2020, primarily as a result of increased collections and the positive impact of the holiday season in the fourth quarter.
–We continue to see strong demand for our newly completed multi-family assets, which have leased at or above our expectations.

MPC
–Segment Earnings Before Taxes (EBT) decreased by $54.4 million, primarily due to lower land sales revenues in Summerlin due to lower superpad sales and SID bond assumptions, partially offset by an increase in land sales revenues in Bridgeland due to an increase in acres sold and price per acre. The decrease in superpad sales in 2020 was primarily due to the accelerations of sales into 2019 as a result of increased demand from homebuilders and homebuyers.
–New home sales, a leading indicator of future land sales, increased 80.2% at The Woodlands Hills, 18.1% at Bridgeland and 8.1% at Summerlin.
–Bridgeland sold 169.1 residential acres compared to 150.3 acres in 2019. The average price per residential acre increased $31,000 to $439,000 per acre.

Seaport District
–Segment EBT decreased $40.7 million primarily due to a decrease in segment revenues and operating expense as a result of business closures and cancellations of events related to the COVID-19 pandemic, and an $11.6 million loss on extinguishment of debt upon retirement of the $250 million Seaport District loan in August 2020.
–Seaport District NOI decreased $1.5 million primarily due to a $2.5 million decrease in our events, sponsorships and catering business, partially offset by a $1.5 million increase in our managed business entities. The decrease in NOI was primarily the result of business closures and cancellation of events related to the COVID-19 pandemic.
–The total NOI loss from the Seaport District segment decreased by 50.1% to a loss of $3.2 million for the three months ended December 31, 2020, compared to a loss of $6.1 million for the three months ended September 30, 2020, primarily due to increased operations and sponsorship revenue recognized in the fourth quarter as a result of reopenings.

Strategic Developments
–Segment EBT increased $76.7 million primarily due to a $267.5 million gain on the deconsolidation of 110 North Wacker attributable to the initial fair value step-up of the retained equity method investment at the time of deconsolidation and an additional $15.4 million recognized upon deconsolidation attributable to previously eliminated 110 North Wacker development fees upon deconsolidation, partially offset by a $97.9 million charge in 2020 related to our expected funding of costs to correct alleged construction defects at Waiea and a $78.4 million decrease in Condominium rights and unit sales, net of costs, driven by the timing of condominium closings. The Company closed on 596 units at Ke Kilohana and Ae’o in 2019, with no new condominium towers completed in 2020.
–Despite the impacts of the COVID-19 pandemic, we experienced strong condominium unit sales in Ward Village, evidenced by the 302 condominium units we contracted to sell during 2020. Victoria Place, our newest project that began public pre-sales in December 2019, accounted for 268 of the units contracted during the year and was 76.8% presold as of December 31, 2020. We expect to begin construction on Victoria Place in the first quarter of 2021.
–During 2020, we placed the following assets in service upon substantial completion of construction: (i) 8770 New Trails, an office building in The Woodlands; (ii) 110 North Wacker, an office building in Chicago; (iii) Two Lakes Edge, an apartment complex in The Woodlands; (iv) Juniper Apartments, a multi-family property in Columbia, (v) Merriweather District Area 3 Standalone Restaurant, part of the retail amenity for Merriweather’s Area 3 in
HHC 2020 FORM 10-K | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements
Columbia; and (vi) The Lane at Waterway, a multi-family property in The Woodlands. As a result, we transferred 1.7 million square feet of office and retail space and 931 multi-family units to the Operating Assets segment in 2020.

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

EBT should not be considered an alternative to GAAP net income attributable to common stockholders or GAAP net income, as it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of the limitations of EBT are that it does not include the following in our calculations:
–cash expenditures, or future requirements for capital expenditures or contractual commitments
–corporate general and administrative expenses
–interest expense on our corporate debt
–income taxes that we may be required to pay
–any cash requirements for replacement of fully depreciated or amortized assets
–limitations on, or costs related to, the transfer of earnings from our real estate and other affiliates to us

Segment operating results are as follows:

thousands	Operating Assets Segment (a)	MPC Segment	Seaport District Segment	Strategic Developments Segment	Total
Year ended December 31, 2020
Total revenues	$372,057	$283,953	$23,814	$19,407	$699,231
Total operating expenses	(185,480)	(128,597)	(46,112)	(135,160)	(495,349)
Segment operating income (loss)	186,577	155,356	(22,298)	(115,753)	203,882
Depreciation and amortization	(162,324)	(365)	(41,602)	(6,545)	(210,836)
Interest income (expense), net	(91,411)	36,587	(12,512)	6,312	(61,024)
Other income (loss), net	540	—	(2,616)	2,165	89
Equity in earnings (losses) from real estate and other affiliates	(7,366)	17,845	(9,292)	269,912	271,099
Gain (loss) on sale or disposal of real estate and other assets, net	38,232	—	—	21,710	59,942
Gain (loss) on extinguishment of debt	(1,521)	—	(11,648)	—	(13,169)
Provision for impairment	(48,738)	—	—	—	(48,738)
Segment EBT	$(86,011)	$209,423	$(99,968)	$177,801	$201,245
Corporate income, expenses and other items					(204,418)
Net income (loss)					(3,173)
Net (income) loss attributable to noncontrolling interests					(22,981)
Net income (loss) attributable to common stockholders					$(26,154)

HHC 2020 FORM 10-K | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements

thousands	Operating Assets Segment (a)	MPC Segment	Seaport District Segment	Strategic Developments Segment	Total
Year Ended December 31, 2019
Total revenues	$400,131	$386,781	$55,645	$457,948	$1,300,505
Total operating expenses	(187,322)	(183,472)	(77,872)	(391,848)	(840,514)
Segment operating income (loss)	212,809	203,309	(22,227)	66,100	459,991
Depreciation and amortization	(115,499)	(424)	(26,381)	(5,473)	(147,777)
Interest income (expense), net	(81,029)	32,019	(12,865)	11,321	(50,554)
Other income (loss), net	1,142	601	(22)	831	2,552
Equity in earnings (losses) from real estate and other affiliates	3,672	28,336	(2,592)	1,213	30,629
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	(6)	27,119	27,113
Selling profit from sales-type leases	13,537	—	—	—	13,537
Gain (loss) on extinguishment of debt	—	—	4,851	—	4,851
Segment EBT	$34,632	$263,841	$(59,242)	$101,111	$340,342
Corporate income, expenses and other items					(266,047)
Net income (loss)					74,295
Net (income) loss attributable to noncontrolling interests					(339)
Net income (loss) attributable to common stockholders					$73,956

Year Ended December 31, 2018
Total revenues	$348,242	$309,451	$32,632	$374,212	$1,064,537
Total operating expenses	(164,445)	(163,517)	(49,716)	(290,806)	(668,484)
Segment operating income (loss)	183,797	145,934	(17,084)	83,406	396,053
Depreciation and amortization	(103,293)	(243)	(12,466)	(3,307)	(119,309)
Interest income (expense), net	(71,551)	26,919	6,291	12,476	(25,865)
Other income (loss), net	(7,107)	18	102	3,015	(3,972)
Equity in earnings (losses) from real estate and other affiliates	1,994	36,284	(705)	2,364	39,937
Gain (loss) on sale or disposal of real estate and other assets, net	(4)	—	—	—	(4)
Segment EBT	$3,836	$208,912	$(23,862)	$97,954	$286,840
Corporate income, expenses and other items					(229,114)
Net income (loss)					57,726
Net (income) loss attributable to noncontrolling interests					(714)
Net income (loss) attributable to common stockholders					$57,012
(a)Total revenues includes hospitality revenues of $35.2 million for the year ended December 31, 2020, $87.9 million for the year ended December 31, 2019, and $82.0 million for the year ended December 31, 2018. Total operating expenses includes hospitality operating costs of $32.3 million for the year ended December 31, 2020, $60.2 million for the year ended December 31, 2019, and $59.2 million for the year ended December 31, 2018.
HHC 2020 FORM 10-K | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

RESULTS OF OPERATIONS

Net income (loss) attributable to common stockholders decreased $100.1 million for the year ended December 31, 2020, compared to the same period in 2019 and increased $16.9 million for the year ended December 31, 2019, compared to the same period in 2018.

For the year ended December 31, 2020:
Total segment EBT decreased $139.1 million compared to the prior year period primarily due to the following:
–lower Operating Asset EBT primarily due to decreases in operating revenues due to rent deferrals and collection reserves related to our retail properties, declines in occupancy at our recently reopened hospitality properties and cancellation of the Las Vegas Aviators 2020 baseball season as a result of the COVID-19 pandemic
–lower MPC EBT primarily due to lower MPC land sales revenues, driven by timing of Summerlin superpad sales
–lower Seaport EBT primarily due to decreases in segment revenues and operating expenses primarily as a result of business closures and cancellations of events related to the COVID-19 pandemic
–loss on extinguishment of debt due to the early retirement of Seaport and Operating loans
–higher Strategic Developments EBT primarily due a gain on deconsolidation of 110 North Wacker attributable to the initial fair value step-up of the retained equity method investment at the time of deconsolidation and the recognition of previously eliminated 110 North Wacker development fees upon deconsolidation, partially offset by a charge in the 2020 related to our expected funding of costs to correct alleged construction defects at Waiea, and lower Condominium rights and unit sales, net of costs, driven by the timing of condominium closings
Net expenses related to Corporate income, expenses and other items decreased $61.6 million compared to the prior year period primarily due to the following:
–decrease in General and administrative expenses primarily related to the reduction of labor costs due to workforce reductions as part of an overall plan to reduce recurring overhead costs, and lower travel and entertainment costs, which are attributable to COVID-19 travel restrictions
–decrease in Income tax expense (benefit) primarily due to a decrease in Income before income tax
–increase in corporate interest expense, net primarily due to the $750 million issuance of senior notes in 2020

For the year ended December 31, 2019:
Total segment EBT increased $53.5 million compared to the prior year period primarily due to the following:
–higher MPC EBT primarily due to higher superpad sales at Summerlin and higher lot sales and the mix of lots sold at Bridgeland, The Woodlands and The Woodland Hills
–higher Operating Asset EBT primarily due to increases in operating revenues at our office, retail and multi-family properties due to placing six properties into service in the latter half of 2018 and early 2019, as well as increased our office, multi-family and hospitality properties and higher Other land, rental and property revenues due to placing the Las Vegas Ballpark into service in 2019
–higher Strategic Developments EBT primarily due to an increase in Gain (loss) on sale or disposal of real estate and other assets, net related to gains on the sales of West Windsor and Cottonwood Mall in 2019, partially offset by a loss on the sale of the Bridges at Mint Hill joint venture in 2019 and lower Condominium rights and unit sales, net of costs, driven by closings at Ke Kilohana in 2019, a workforce tower, compared to closings at Ae’o in 2018
–lower Seaport EBT primarily due to an increase in Interest expense for debt related to the acquisition of 250 Water Street, the Seaport District term loan that closed in the second quarter of 2019, and a reduction of interest capitalized to assets that were under development during 2018 but have since been placed in service, and an increase in Operating costs primarily due to start-up costs for new business openings and costs directly associated with increases in revenue at our businesses
Net expenses related to Corporate income, expenses and other items increased $36.9 million compared to the prior year period primarily due to the following:
–increase in General and administrative expenses primarily due to corporate restructuring costs and consulting fees for technology and data integration projects
–increase in Income tax expense (benefit) primarily due to an increase in Income before tax
–partially offsetting decrease in Demolition costs primarily related to 2018 costs at 110 North Wacker and Tin Building that did not recur in 2019 and increase in Corporate other income related to the receipt of insurance proceeds related to Superstorm Sandy

See segment discussions for more detail on the changes described above.
HHC 2020 FORM 10-K | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

Operating Assets

Segment EBT The following table presents segment EBT for Operating Assets for the years ended December 31:

Operating Assets Segment EBT				2020-2019	2019-2018
thousands	2020	2019	2018	Change	Change
Rental Revenue	$315,730	$269,392	$245,755	$46,338	$23,637
Other land, rental and property revenues	56,327	130,739	102,487	(74,412)	28,252
Total revenues	372,057	400,131	348,242	(28,074)	51,889

Operating costs	(133,877)	(155,137)	(130,701)	21,260	(24,436)
Rental property real estate taxes	(45,739)	(32,563)	(28,706)	(13,176)	(3,857)
Provision (recovery) for doubtful accounts	(5,864)	378	(5,038)	(6,242)	5,416
Total operating expenses	(185,480)	(187,322)	(164,445)	1,842	(22,877)
Segment operating income (loss)	186,577	212,809	183,797	(26,232)	29,012
Depreciation and amortization	(162,324)	(115,499)	(103,293)	(46,825)	(12,206)
Interest income (expense), net	(91,411)	(81,029)	(71,551)	(10,382)	(9,478)
Other income (loss), net	540	1,142	(7,107)	(602)	8,249
Equity in earnings (losses) from real estate and other affiliates	(7,366)	3,672	1,994	(11,038)	1,678
Gain (loss) on sale or disposal of real estate and other assets, net	38,232	—	(4)	38,232	4
Selling profit from sales-type leases	—	13,537	—	(13,537)	13,537
Gain (loss) on extinguishment of debt	(1,521)	—	—	(1,521)	—
Provision for impairment	(48,738)	—	—	(48,738)	—
Segment EBT	$(86,011)	$34,632	$3,836	$(120,643)	$30,796

For the year ended December 31, 2020:

Operating Assets segment EBT decreased $120.6 million compared to the prior year period primarily due to the following:
–increase in the Provision for impairment of $48.7 million for Outlet Collection at Riverwalk, partially offset by an increase in Gain (loss) on sale or disposal of real estate related to the sale of 100 Fellowship Drive, in The Woodlands, Texas, in the first quarter of 2020. Please refer to Note 3 - Acquisitions and Dispositions and Note 4 - Impairment in the Company’s Consolidated Financial Statements for further details.
–net decreases in our Other land, rental and property revenues and related Operating expenses primarily due to declines in occupancy at our recently reopened hospitality properties and cancellation of the Las Vegas Aviators 2020 baseball season, all as a result of the COVID-19 pandemic
–net decreases in Rental revenue and related Operating expenses primarily due to rent deferrals and collection reserves related to our retail properties
–decrease in Selling profit from sales-type leases attributable to the commencement of a lease at our 100 Fellowship Drive property in the third quarter of 2019
–increase in Depreciation and amortization expense, Rental property real estate taxes, Interest expense, net, and Operating expenses, partially offset by Rental revenue related to office and multi-family assets recently acquired or placed in service, but still in the lease-up period

For the year ended December 31, 2019:

Operating Assets segment EBT increased $30.8 million compared to the prior year period primarily due to the following:
–increase in Rental Revenues primarily due to increases at our office, retail and multi-family properties due to placing Aristocrat, Two Summerlin, Two Merriweather and Lakefront North office properties and Lake Woodlands Crossing Retail property in service in the latter half of 2018, placing Creekside Park Apartments into service in 2019, as well as increased occupancy and continued stabilization at Millennium Waterway Apartments, Three Hughes Landing, 1725 Hughes Landing, 2201 Lake Woodlands Drive, 50 Columbia Corporate Center and One Merriweather
–increase in Other land, rental and property revenues primarily due to opening the Las Vegas Ballpark in 2019
–increase in Operating costs primarily due to costs associated with opening the Las Vegas Ballpark in 2019 as well as placing various office, retail and multi-family properties in service in 2019 or late 2018
HHC 2020 FORM 10-K | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
–increase in Depreciation and amortization primarily due to the transfers of the Las Vegas Ballpark, 6100 Merriweather, 100 Fellowship Drive, Tanager Apartments and Hughes Landing Daycare from Strategic Developments to Operating Assets in 2019 or late 2018
–increase in Interest income (expense), net primarily due to the Las Vegas Ballpark, Two Summerlin, Aristocrat, Lakefront North, Creekside Park Apartments and Three Hughes Landing being placed in service in 2019 or late 2018

Net Operating Income We believe that NOI is a useful supplemental measure of the performance of our Operating Assets and Seaport District segments because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs as variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. We define NOI as operating revenues (rental income, tenant recoveries and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight-line rents and amortization of tenant incentives, net; interest expense, net; ground rent amortization; demolition costs; other income (loss); amortization; depreciation; development-related marketing costs; gain on sale or disposal of real estate and other assets, net; provision for impairment and equity in earnings from real estate and other affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that property-specific factors such as lease structure, lease rates and tenant base have on our operating results, gross margins and investment returns.

Projected annual stabilized NOI is initially projected prior to the development of the asset based on market assumptions and is revised over the life of the asset as market conditions evolve. On a quarterly basis, each asset’s annualized NOI is compared to its projected stabilized NOI and stabilization date in conjunction with forecast data to determine if an adjustment is needed. Adjustments to an asset’s stabilized NOI are made when changes to the asset's long-term performance are thought to be more than likely and permanent. Projected stabilized dates are adjusted when the asset is believed to reach its stabilized NOI prior to or later than originally assumed.

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

Operating Assets NOI				2020-2019	2019-2018
thousands	2020	2019	2018	Change	Change
Total Operating Assets segment EBT	$(86,011)	$34,632	$3,836	$(120,643)	$30,796
Depreciation and amortization	162,324	115,499	103,293	46,825	12,206
Interest (income) expense, net	91,411	81,029	71,551	10,382	9,478
Equity in (earnings) losses from real estate and other affiliates	7,366	(3,672)	(1,994)	11,038	(1,678)
(Gain) loss on sale or disposal of real estate and other assets, net	(38,232)	—	4	(38,232)	(4)
(Gain) loss on extinguishment of debt	1,521	—	—	1,521	—
Selling profit from sales-type leases	—	(13,537)	—	13,537	(13,537)
Provision for impairment	48,738	—	—	48,738	—
Impact of straight-line rent	(7,630)	(9,007)	(12,427)	1,377	3,420
Other	99	671	7,312	(572)	(6,641)
Operating Assets NOI	$179,586	$205,615	$171,575	$(26,029)	$34,040

The below table presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type				2020-2019	2019-2018
thousands	2020	2019	2018	Change	Change
Office	$115,314	$85,773	$67,530	$29,541	$18,243
Retail	40,019	62,568	63,835	(22,549)	(1,267)
Multi-family	18,798	18,062	15,206	736	2,856
Hospitality	2,927	28,843	25,371	(25,916)	3,472
Other	2,528	10,369	(367)	(7,841)	10,736
Operating Assets NOI	$179,586	$205,615	$171,575	$(26,029)	$34,040
HHC 2020 FORM 10-K | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
The below table presents Operating Assets NOI by property type and property with redevelopments and dispositions presented separately:

Operating Assets NOI by Property Type by Property				2020-2019	2019-2018
thousands	2020	2019	2018	Change	Change
Office
The Woodlands
One Hughes Landing	$5,795	$6,968	$6,263	$(1,173)	$705
Two Hughes Landing	4,128	5,573	5,862	(1,445)	(289)
Three Hughes Landing	7,780	5,546	1,804	2,234	3,742
1725 Hughes Landing Boulevard	6,262	5,665	5,002	597	663
1735 Hughes Landing Boulevard	8,193	7,887	7,512	306	375
2201 Lake Woodlands Drive	450	455	(87)	(5)	542
Lakefront North (a)	3,754	(161)	(993)	3,915	832
8770 New Trails (b)	341	—	—	341	—
9303 New Trails	1,325	941	1,043	384	(102)
3831 Technology Forest Drive	2,442	2,346	2,316	96	30
3 Waterway Square	5,711	6,466	6,824	(755)	(358)
4 Waterway Square	6,974	6,768	6,730	206	38
The Woodlands Towers at The Waterway (a)	26,901	189	—	26,712	189
1400 Woodloch Forest	599	1,369	1,878	(770)	(509)
Columbia
10-70 Columbia Corporate Center	13,282	14,400	13,288	(1,118)	1,112
Columbia Office Properties	420	1,104	1,325	(684)	(221)
One Mall North	1,811	1,786	1,844	25	(58)
One Merriweather	5,280	3,728	2,418	1,552	1,310
Two Merriweather (a)	1,803	967	(889)	836	1,856
6100 Merriweather (a)	(2,563)	(215)	—	(2,348)	(215)
Summerlin
Aristocrat (a) (c)	4,280	4,133	—	147	4,133
One Summerlin	6,243	5,702	5,510	541	192
Two Summerlin (a)	3,092	1,942	(120)	1,150	2,062
Total Office NOI	114,303	83,559	67,530	30,744	16,029

Retail
The Woodlands
Creekside Park West (a)	$441	$2	$—	$439	$2
Creekside Village Green	1,886	2,051	2,025	(165)	26
Hughes Landing Retail	3,635	4,329	4,301	(694)	28
1701 Lake Robbins	508	540	515	(32)	25
Lake Woodlands Crossing Retail (a)	1,449	1,297	104	152	1,193
One Lakes Edge Retail	766	1,048	962	(282)	86
Two Lakes Edge Retail	298	—	—	298	—
20/25 Waterway Avenue	1,317	1,573	1,942	(256)	(369)
Waterway Garage Retail	372	573	703	(201)	(130)
2000 Woodlands Parkway	400	79	81	321	(2)
Bridgeland
Lakeland Village Center at Bridgeland	1,257	1,869	1,190	(612)	679
Columbia
Columbia Regional Building	2,272	2,198	2,101	74	97
Juniper Retail	(131)	—	—	(131)	—
Merriweather District Area 3 Standalone Restaurant (b)	(3)	—	—	(3)	—
Summerlin
Downtown Summerlin	15,521	21,585	20,842	(6,064)	743
Ward Village
Ward Village Retail (a)	9,385	19,387	22,795	(10,002)	(3,408)
Other
Outlet Collection at Riverwalk	646	6,037	6,285	(5,391)	(248)
Total Retail NOI	40,019	62,568	63,846	(22,549)	(1,278)

HHC 2020 FORM 10-K | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

Operating Assets NOI by Property Type by Property				2020-2019	2019-2018
thousands	2020	2019	2018	Change	Change
Multi-family
The Woodlands
Creekside Park Apartments (a)	$2,403	$1,654	$—	$749	$1,654
Millennium Six Pines Apartments	3,114	4,207	3,869	(1,093)	338
Millennium Waterway Apartments	3,245	3,890	3,423	(645)	467
One Lakes Edge	4,950	5,762	5,623	(812)	139
Two Lakes Edge (b)	(488)	—	—	(488)	—
The Lane at Waterway (b)(d)	(117)	—	—	(117)	—
Bridgeland
Lakeside Row (a)	696	(88)	—	784	(88)
Columbia
Juniper Apartments (b)	307	—	—	307	—
Summerlin
Constellation Apartments	1,912	1,980	2,291	(68)	(311)
Tanager Apartments (a)	2,776	657	—	2,119	657
Total Multi-family NOI	18,798	18,062	15,206	736	2,856

Hospitality
The Woodlands
Embassy Suites at Hughes Landing	$1,271	$5,612	$5,262	$(4,341)	$350
The Westin at The Woodlands	(132)	9,553	7,736	(9,685)	1,817
The Woodlands Resort & Conference Center	1,788	13,678	12,373	(11,890)	1,305
Total Hospitality NOI	2,927	28,843	25,371	(25,916)	3,472

Total Retail, Office, Multi-family and Hospitality NOI	176,047	193,032	171,953	(16,985)	21,079

Other
The Woodlands
The Woodlands Ground Leases	$1,868	$1,778	$1,589	$90	$189
The Woodlands Warehouse	1,052	6	—	1,046	6
Summerlin
Las Vegas Ballpark (a)(e)	(3,577)	8,135	(509)	(11,712)	8,644
Ward Village
Kewalo Basin Harbor	1,080	612	241	468	371
Other
Parking Garages (f)	(1,539)	(1,286)	(957)	(253)	(329)
Other Properties (a)	3,644	1,129	(218)	2,515	1,347
Total Other NOI	2,528	10,374	146	(7,846)	10,228

Operating Assets NOI excluding properties sold or in redevelopment	$178,575	$203,406	$172,099	$(24,831)	$31,307

Redevelopments
Other
110 North Wacker (b)	$—	$(5)	$(513)	$5	$508
Total Operating Assets Redevelopments NOI	—	(5)	(513)	5	508

Dispositions
Other
100 Fellowship Drive (a)	$1,011	$2,214	$—	$(1,203)	$2,214
Cottonwood Square	—	—	(11)	—	11
Total Operating Assets Dispositions NOI	1,011	2,214	(11)	(1,203)	2,225

Total Operating Assets NOI - Consolidated	$179,586	$205,615	$171,575	$(26,029)	$34,040
(a)Properties placed in service in 2018 or 2019. Refer to Other Transferred Properties section below for details.
(b)Properties placed in service in 2020. See below for further details.
(c)Building was placed in service and tenant took occupancy in late December 2018 and therefore 2018 NOI on the property is not meaningful.
(d)Millennium Phase III Apartments was renamed to The Lane at Waterway.
(e)Includes the Las Vegas Aviators.
(f)Includes parking garages in The Woodlands, Columbia and Ward Village.
HHC 2020 FORM 10-K | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

Office Properties Our office properties are located in Summerlin in Las Vegas, Nevada; Columbia, Maryland; and The Woodlands, Texas. Leases related to our office properties are generally triple net leases in The Woodlands, gross leases in Summerlin and modified gross leases in Columbia.

The following discussions summarize our recently completed or acquired office properties, which were placed in service in 2020:

The Woodlands

8770 New Trails This build-to-suit office building was placed in service in the first quarter of 2020. We entered into this build-to-suit arrangement with Alight Solutions, a national health and welfare benefits administrator, in the first quarter of 2019. The building, which is 100% leased, is a four-story, 180,000 rentable square foot office building. Total development costs of approximately $46.0 million was partially financed with a $35.5 million construction loan. We expect to reach projected annual stabilized NOI of $4.4 million in 2021.

Other

110 North Wacker This 1,492,940 square foot office building was placed in service in the third quarter of 2020. This triggered a reconsideration event that resulted in the deconsolidation of 110 North Wacker and the recognition of the retained equity method investment at fair value. The equity method investment was transferred from the Strategic Development segment to the Operating Asset segment, however NOI for equity method investments is not disclosed in the table above. As of December 31, 2020, the asset is 77% leased.

Retail Properties Some of the leases related to our retail properties are triple net leases, which generally require tenants to pay their pro-rata share of property operating costs, such as real estate taxes, utilities and insurance, and the direct costs of their leased space. We also enter into certain leases which require tenants to pay a fixed rate per square foot reimbursement for common area costs which is increased annually according to the terms of the lease. Given the unique nature of many of our retail properties, the mix of tenant lease agreements and related lease terms executed during the year ended December 31, 2020, may differ significantly from those entered into in prior periods.

The following discussions summarize our retail properties which were completed and transferred from Strategic Developments to Operating Assets in 2020:

Columbia

Merriweather District Area 3 Standalone Restaurant In the third quarter of 2020, this standalone restaurant project in Merriweather District Area 3 which is 100% pre-leased to Busboys and Poets, was placed in service. This project is one of two separate retail buildings, the other being a standalone kiosk. These two projects will serve as amenities to Area 3’s residents and office workers and launch us into the next phase of transforming Area 3 into an urban, mixed-use regional attraction. Total development cost for the standalone restaurant project was approximately $5.6 million. We expect to reach projected annual stabilized NOI of $0.4 million in the first half of 2021.

Multi-family Properties The following are multi-family properties which were transferred from Strategic Developments to Operating Assets during the year ended December 31, 2020:

Columbia

Juniper Apartments This seven-story, 382-unit multi-family property in Columbia was placed in service in the first quarter of 2020. The building includes 56,683 square feet of retail on the ground level, a parking garage, a fitness center and yoga studio, a clubroom with an outdoor terrace and a swimming pool, along with other amenities. Total development costs of approximately $116.4 million were partially financed with a $85.7 million construction loan. We expect to reach projected annual stabilized NOI of $9.2 million in 2023.

The Woodlands

The Lane at Waterway This multi-family development was placed in service in the fourth quarter of 2020. The project is the third phase of the Millennium Apartment portfolio, following the success of Millennium Waterway and Millennium Six Pines. The community includes 163 luxury units situated on 1.67 acres, with one, two and three-bedroom units as well as townhomes. Total development costs were approximately $45.0 million which was partially financed with a $30.7 million construction loan. We expect to reach projected annual stabilized NOI of $3.5 million in 2022.

HHC 2020 FORM 10-K | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Two Lakes Edge This eight-story, Class-A, 386-unit multi-family development was placed in service in the second quarter of 2020. The mixed-use development in The Woodlands is our second apartment complex in Hughes Landing. The project includes 11,448 square feet of retail and restaurant space on the ground level and community amenities that include a resort-style pool and outdoor entertainment area overlooking Lake Woodlands, a Sky Lounge, built-in wine storage, a fitness center with a large yoga room and an outdoor fitness lawn. Total development costs were approximately $107.7 million which was partially financed with a $74.0 million construction loan. We expect to reach projected annual stabilized NOI of $8.5 million in 2024.

Other The properties that are included in Other Properties in our Operating Assets NOI and EBT table for the years ended December 31, 2020, 2019 and 2018 include the Las Vegas Ballpark, Kewalo Basin Harbor, HHC 242 Self-Storage, HHC 2978 Self-Storage, Hughes Landing Daycare, Woodlands Warehouse and the ground lease for our NHL hockey practice facility in Downtown Summerlin. The decrease in NOI in Other Properties for the year ended December 31, 2020, compared to the same period in 2019 is primarily related to the cancellation of the Las Vegas Aviators 2020 baseball season, as a result of the COVID-19 pandemic. The increase in NOI for the year ended December 31, 2019, compared to the same period in 2018, is primarily related to placing assets such as Las Vegas Ballpark, Kewalo Basin Harbor and Hughes Landing Daycare into service as well as continued stabilization of various assets.

Other Transferred Properties The following discussions summarize our properties which were transferred to Operating Assets from Strategic Developments or acquired in 2019 and 2018:

Bridgeland

Lakeside Row In the fourth quarter of 2019, we opened our first multi-family development in Bridgeland. Total development costs were approximately $45.6 million. We expect to reach annual stabilized NOI of approximately $3.9 million in 2022.

The Woodlands

Creekside Park West We placed this retail center in service in the fourth quarter of 2019. Total development costs were approximately $20.8 million. We expect to reach annual stabilized NOI of approximately $2.2 million in 2022.

Creekside Park Apartments The grand opening and completion of the clubhouse and certain buildings for this apartment complex took place in the third quarter of 2018. In 2019, we opened all remaining buildings. Total development costs were approximately $40.5 million.

Hughes Landing Daycare We placed this build-to-suit daycare center in service in the third quarter of 2019. Total development costs were approximately $2.9 million.

Lakefront North We purchased this campus comprised of a four-story building and a six-story building in September 2018.

Lake Woodlands Crossing Retail We placed this retail center in The Woodlands Town Center in service in the fourth quarter of 2018. Total development costs were approximately $12.3 million.

100 Fellowship Drive In the third quarter of 2019, we opened this build-to-suit medical building. Total development costs were approximately $61.0 million. The building was 100% leased and stabilized as of December 30, 2019, and sold in the first quarter of 2020. See Note 3 - Acquisitions and Dispositions for additional information regarding this disposition.

The Woodlands Towers at The Waterway On December 30, 2019, we acquired two Class AAA office towers. We leased 100% of one tower to Occidental Petroleum Corporation, the current tenant, for 13 years. In addition, we relocated our corporate headquarters into the other tower during 2020 and will lease the remaining space.

Columbia

m.flats/TEN.M We have a 50% ownership interest in this multi-family property, the m.flats portion of which was completed in the first quarter of 2018.

Two Merriweather  This Class-A office building, located in the Merriweather District, was placed in service in 2018. Total development costs were approximately $40.9 million.

HHC 2020 FORM 10-K | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
6100 Merriweather This Class-A mixed-use office building was placed in service in the third quarter of 2019. Total development costs were approximately $138.2 million. We expect to reach projected annual stabilized NOI of approximately $9.2 million in 2023.

Summerlin

Aristocrat This build-to-suit project, which includes two office buildings, was placed in service in the third quarter of 2018. Total development costs were approximately $37.7 million.

Las Vegas Ballpark This ballpark, home of the Las Vegas Aviators Triple-A professional baseball team, was placed in service in March 2019. Total development costs were approximately $127.8 million. The Las Vegas Ballpark, inclusive of the results from both the stadium operations and those of the Las Vegas Aviators, is expected to contribute approximately $8.1 million to our NOI annually. This expected NOI was not achieved during 2020 due to the cancellation of the Las Vegas Aviators 2020 baseball season, as a result of the COVID-19 pandemic

Two Summerlin This Class-A office building was completed in the third quarter of 2018. Total development costs were approximately $50.9 million.

Tanager Apartments In the fourth quarter of 2019, we opened this multi-family development in Downtown Summerlin. Total development costs were approximately $59.3 million. We expect to reach projected annual stabilized NOI of approximately $4.4 million by the first quarter of 2022.

Ward Village

Kewalo Basin Harbor Modernization efforts at Kewalo Basin Harbor in Honolulu, which focused on achieving a market-leading boating facility to drive occupancy, were completed in the fourth quarter of 2019.

Ward Village Retail In the fourth quarter of 2019, a full-service pharmacy was opened at Ke Kilohana. In the second quarter of 2018, a Whole Foods Market’s Honolulu flagship store was opened at Ae‘o.
HHC 2020 FORM 10-K | 50

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

Master Planned Communities

Segment EBT The following table presents segment EBT for MPC Assets for the years ended December 31:

MPC Segment EBT	Bridgeland			Columbia			Summerlin			The Woodlands			The Woodlands Hills			Total MPC
thousands except percentages	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Land sales (a)	$76,040	$61,401	$50,150	$—	$—	$—	$113,336	$214,793	$168,311	$26,290	$42,846	$34,551	$17,378	$11,106	$8,893	$233,044	$330,146	$261,905
Builder price participation (b)	1,841	920	569	—	—	—	34,687	34,355	26,245	362	290	250	182	116	21	37,072	35,681	27,085
Other land revenues	96	150	1,207	—	—	327	13,432	12,830	11,996	309	7,966	6,444	—	8	487	13,837	20,954	20,461
Total revenues	77,977	62,471	51,926	—	—	327	161,455	261,978	206,552	26,961	51,102	41,245	17,560	11,230	9,401	283,953	386,781	309,451

Cost of sales - land	24,790	22,781	16,097	—	—	—	55,100	93,590	87,229	15,011	20,600	16,563	6,604	4,881	4,325	101,505	141,852	124,214
Land sales operations	5,195	7,162	6,809	1,054	1,281	1,541	9,564	11,422	10,436	9,099	19,266	18,161	2,180	2,489	2,313	27,092	41,620	39,260
Provision for doubtful accounts	—	—	33	—	—	—	—	—	10	—	—	—	—	—	—	—	—	43
Total operating expenses	29,985	29,943	22,939	1,054	1,281	1,541	64,664	105,012	97,675	24,110	39,866	34,724	8,784	7,370	6,638	128,597	183,472	163,517

Operating income	47,992	32,528	28,987	(1,054)	(1,281)	(1,214)	96,791	156,966	108,877	2,851	11,236	6,521	8,776	3,860	2,763	155,356	203,309	145,934
Depreciation and amortization	133	133	127	—	(20)	(51)	97	176	31	135	135	136	—	—	—	365	424	243
Other (income) loss	—	(223)	—	—	(311)	—	—	5	—	—	(72)	(18)	—	—	—	—	(601)	(18)
Interest (income) expense, net (c)	(16,578)	(15,639)	(13,035)	—	—	(151)	(21,838)	(20,736)	(17,514)	2,913	5,497	4,656	(1,084)	(1,141)	(875)	(36,587)	(32,019)	(26,919)
Equity in earnings in real estate and other affiliates (d)	—	—	—	—	—	—	(17,845)	(28,336)	(36,284)	—	—	—	—	—	—	(17,845)	(28,336)	(36,284)
Segment EBT (e)	$64,437	$48,257	$41,895	$(1,054)	$(950)	$(1,012)	$136,377	$205,857	$162,644	$(197)	$5,676	$1,747	$9,860	$5,001	$3,638	$209,423	$263,841	$208,912

(GAAP Basis) Residential Gross Margin %	67.4%	62.9%	67.6%	NM	NM	NM	51.4%	56.4%	48.4%	42.9%	51.9%	54.4%	62.2%	56.1%	51.4%	56.5%	57.0%	52.9%
(GAAP Basis) Commercial Gross Margin % (f)	67.4%	74.9%	75.9%	NM	NM	NM	NM	NM	32.8%	NM	NM	(4.7)%	NM	NM	NM	67.4%	74.9%	38.3%
(a)Land sales include deferred revenue from land sales closed in a previous period which met criteria for recognition in the current period.
(b)Builder price participation revenue is based on an agreed-upon percentage of the sales price of homes closed relative to the base lot price which was paid by the homebuilders to us. This revenue fluctuates based upon the number and the prices of homes closed that qualify for builder price participation payments.
(c)Interest expense, net reflects the amount of interest that is capitalized at the project level. Negative interest expense amounts relate to interest capitalized relating to debt assigned to our Operating Assets segment and corporate debt.
(d)Equity in earnings in real estate and other affiliates reflects our share of earnings in The Summit joint venture.
(e)The negative MPC segment EBT in Columbia in 2020, 2019 and 2018 was due to real estate taxes and administrative expenses.
(f)Commercial land sales in The Woodlands in 2018 consisted of a 1.6-acre site that was acquired in 2014 at market value, as the original purchaser did not proceed with construction, our holding costs exceeded the 2018 sale price.
NM - Not Meaningful

HHC 2020 FORM 10-K | 51

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
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

For the year ended December 31, 2020:

MPC Segment EBT decreased $54.4 million to $209.4 million for the year ended December 31, 2020 primarily due to the following results by MPC:

Bridgeland
–Residential land sales revenues increased $12.9 million primarily due to an increase in acres sold and price per acre. Bridgeland sold 169.1 residential acres compared to 150.3 acres in 2019. The average price per residential acre increased by $31,000 to $439,000 per acre.
–Commercial land sales increased $2.2 million from the sale of 16.6 acres compared to no commercial site sales in 2019.

Summerlin
–Land sales revenues decreased $101 million primarily due to lower superpad sales and SID bond assumptions, partially offset by an increase in custom lot sales. The decrease in land sales revenues was partially offset by a decrease in associated MPC cost of sales of $38 million. The decrease in superpad sales in 2020 was primarily due to the acceleration of sales into 2019 as a result of increased demand from homebuilders and homebuyers.
–Revenues from custom lot sales increased due to an increase in quantity of lots sold despite a decrease in average price for custom lots, which averaged approximately $34.50 per square foot in 2020 compared to $39.00 per square foot in 2019.
–Summerlin’s residential land sales totaled 126.9 acres compared to 319.4 for the same period in 2019. The average price per acre for superpad sites for the year increased by $90,000 to $738,000 per acre compared to the same period in 2019 due to the mix of lots sold.
–Equity earnings at The Summit decreased due to an increase in projected amenity costs and the 2020 sales consisting of a greater mix of built units which have a lower margin than custom lot sales.

The Woodlands
–Land sales revenues decreased $16.6 million primarily due to a decrease in acres sold due to availability of land as the community reaches completion. The Woodlands sold 24.6 residential acres compared to 60.9 acres in 2019. The average price per residential acre increased $384,000 to $1.1 million per acre, primarily due to an increase in land sales in a high-end, exclusive section of The Woodlands community that generates significantly higher value per acre in comparison.

The Woodlands Hills
–Land sales revenues increased $6.3 million due to an increase in acres sold and price per acre. The Woodlands Hills sold 56.1 residential acres compared to 40.2 acres in 2019. The average price per acre increased $34,000 to $310,000 per acre.

For the year ended December 31, 2019:

MPC Segment EBT increased $55 million to $263.8 million for the year ended December 31, 2019 primarily due to the following results by MPC:

Bridgeland
–Land sales revenues increased $11.3 million as a result of higher residential land sales and the recognition of revenues deferred in previous periods.
–Residential land sales were higher due to an increase in acres sold and price per acre. For the year ended December 31, 2019, Bridgeland sold 150.3 residential acres compared to 125.3 acres in 2018. The average price per residential acre increased $23,000 to $408,000 per acre as a result of contractual escalations in lot prices.
–Commercial land sales decreased as there were no commercial sites sales compared to one commercial site totaling 2.4 acres sold at an average price of $583,000 per acre in 2018.
HHC 2020 FORM 10-K | 52

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
–Builder price participation increased 61.7% due to an increase in the number of homes closed.
–Other land revenues decreased $1.1 million due to easement sales that did not reoccur.

Summerlin
–Land sales revenues increased $46.5 million due to an increase in superpad sales and SID bond assumptions related to debt for a new SID formed in the fourth quarter of 2019. These increases were partially offset by a decrease in average price for custom lot sales from $1,414,000 per lot in 2018 to $744,000 per lot in 2019. The decrease in average price for custom lots is a result of selling smaller lots in 2019, which averaged $39.00 per square foot in 2019 compared to $47.34 per square foot in 2018.
–Summerlin’s residential land sales totaled 319.4 acres compared to 244.8 acres for the same period in 2018. The average price per acre for superpad sites for the year increased $82,000 to $648,000 per acre compared to the same period in 2018 due to the mix of lots sold.
–There were no commercial land sales in 2019 and in 2018 the Company sold a 5.9-acre church site for $399,000 per acre.
–Builder price participation revenue increased 30.9% and 20.8% for the years ended December 31, 2019 and 2018, respectively, primarily due to increases in the prices of new homes and associated options, upgrades and lot premiums.

The Woodlands
–Land sales revenues increased $8.3 million. Residential land sales revenues were up $9.7 million, primarily due to the quantity and mix of lots sold, including 3.9 acres of superpad sales. Commercial land sales decreased $1.4 million as there were no commercial parcel sales in the current year period.
–The Woodlands sold 60.9 residential acres in 2019 compared to 53.7 acres in 2018. The average price per residential acre for single-family lots increased $71,000 to $689,000 per acre in 2019 while the average price per acre for superpad sites was $923,000 in 2019. The increase in price per residential acre is primarily due to product mix.
–In 2018, The Woodlands sold a 1.6-acre commercial retail site for $850,000 per acre. The higher price per acre was due to the location being on a major thoroughfare.
–Builder price participation revenue increased 16.0% as contractual terms with our homebuilders were adjusted to align with the current Houston market.

The Woodlands Hills
–Land sales revenues increased $2.2 million due to volume and product mix of lots sold.
–The Woodlands Hills sold 40.2 residential acres compared to 32.4 acres in 2018.
–Other land revenues decreased $0.5 million due to funds received for a construction easement in 2018 that did not recur in 2019.

The Summit
Land development began at The Summit, our joint venture with Discovery Land, in the second quarter of 2015, and the development continues to progress. The golf course and related amenities were completed and opened to the members of the golf club in October 2017. The Club Tower Suites broke ground in March of 2019 with construction on schedule to be completed in 2021. Construction of the clubhouse has commenced with an expected delivery in 2022. Lot closings began in the second quarter of 2016, and a total of 158 lots have closed for $577.1 million through December 31, 2020. For the year ended December 31, 2020, 29 residential lots closed for $155.7 million, compared to 20 residential lots closed for $76.4 million in 2019 and 32 lots closed for $104.8 million in 2018 at The Summit, which offers a mix of custom lots, single family homes and clubhouse suites, sold by the joint venture. We recognized $17.8 million, $28.3 million and $36.3 million in equity in earnings and cash distributions of $6.0 million, $16.1 million and $10.0 million were received in the years ended December 31, 2020, 2019 and 2018, respectively. Refer to Note 2 - Real Estate and Other Affiliates in our Notes to Consolidated Financial Statements for a description of the joint venture and further discussion.

HHC 2020 FORM 10-K | 53

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
The following tables detail our residential and commercial land sales for the years ended December 31:

Summary of Residential MPC Land Sales Closed
	Land Sales			Acres Sold			Number of Lots/Units			Price Per Acre			Price Per Lot
thousands except percentages	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Bridgeland
Single family	$74,180	$61,320	$48,200	169.1	150.3	125.3	856	773	620	$439	$408	$385	$87	$79	$78
Change	12,860	13,120		18.8	25.0		83	153		31	23		8	1
% Change	21.0%	27.2%		12.5%	20.0%		10.7%	24.7%		7.6%	6.0%		10.1%	1.3%
Columbia
No residential land sales	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Summerlin
Superpad sites	89,461	204,647	136,246	121.2	315.9	240.8	593	1,862	786	738	648	566	151	110	173
Custom lots	8,563	5,952	8,485	5.7	3.5	4.0	14	8	6	1,502	1,701	2,121	612	744	1,414
Total	98,024	210,599	144,731	126.9	319.4	244.8	607	1,870	792	772	659	591	161	113	183
Change	(112,575)	65,868		(192.5)	74.6		(1,263)	1,078		113	68		48	(70)
% Change	(53.5)%	45.5%		(60.3)%	30.5%		(67.5)%	136.1%		17.1%	11.5%		42.5%	(38.3)%
The Woodlands
Single family	26,290	39,246	33,189	24.5	57.0	53.7	112	240	215	1,073	689	618	235	164	154
Superpad sites	—	3,600	—	—	3.9	—	—	30	—	—	923	—	—	120	—
Total	26,290	42,846	33,189	24.5	60.9	53.7	112	270	215	1,073	704	618	235	159	154
Change	(16,556)	9,657		(36.4)	7.2		(158)	55		369	86		76	5
% Change	(38.6)%	29.1%		(59.8)%	13.4%		(58.5)%	25.6%		52.4%	13.9%		47.8%	3.2%
The Woodlands Hills
Single family	17,378	11,107	8,893	56.1	40.2	32.4	280	171	146	310	276	274	62	65	61
Change	6,271	2,214		15.9	7.8		109	25		34	2		(3)	4
% Change	56.5%	24.9%		39.6%	24.1%		63.7%	17.1%		12.3%	0.7%		(4.6)%	6.6%
Total residential land sales closed in period (a)	$215,872	$325,872	$235,013	376.6	570.8	456.2	1,855	3,084	1,773
(a)Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Land sales revenue for the years ended December 31, 2020, 2019 and 2018.

Summary of Commercial MPC Land Sales Closed
	Land Sales			Acres Sold			Price Per Acre
thousands except percentages	2020	2019	2018	2020	2019	2018	2020	2019	2018
Bridgeland
Not-for-profit	$2,164	$—	$—	16.6	—	—	$130	$—	$—
Other	—	—	1,398	—	—	2.4	—	—	583
Total	2,164	—	1,398	16.6	—	2.4	130	—	583
Change	2,164	(1,398)		16.6	(2.4)		130	(583)
% Change	—%	(100.0)%		—%	(100.0)%		—%	(100.0)%
Columbia
Medical	—	—	—	—	—	—	—	—	—
Change	—	—		—	—		—	—
% Change	NM	NM		NM	NM		NM	NM
Summerlin
Not-for-profit	—	—	2,356	—	—	5.9	—	—	399
Other	—	—	—	—	—	—	—	—	—
Total	—	—	2,356	—	—	5.9	—	—	399
Change	—	(2,356)		—	(5.9)		—	(399)
% Change	—%	(100.0)%		—%	(100.0)%		—%	(100.0)%
The Woodlands
Retail	—	—	1,362	—	—	1.6	—	—	851
Other	—	—	—	—	—	—	—	—	—
Total	—	—	1,362	—	—	1.6	—	—	851
Change	—	(1,362)		—	(1.6)		—	(851)
% Change	—%	(100.0)%		—%	(100.0)%		—%	(100.0)%
Total commercial land sales closed in period (a)	$2,164	$—	$5,116	16.6	—	9.9
(a)Excludes revenues closed and deferred for recognition in a previous period that met criteria for recognition in the current period. Please see the Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue table below which reconciles Total residential and commercial land sales closed to Land sales for the years ended December 31, 2020, 2019 and 2018.

HHC 2020 FORM 10-K | 54

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
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

Supplementary Information
	Net New Home Sales			Median Home Sales Price
thousands except percentages	2020	2019	2018	2020	2019	2018
Bridgeland	873	739	495	$372	$371	$383
Change	134	244		1	(12)
% Change	18.1%	49.3%		0.3%	(3.1)%

Summerlin	1,397	1,292	1,276	565	578	575
Change	105	16		(13)	3
% Change	8.1%	1.3%		(2.2)%	0.5%

The Woodlands	236	319	343	614	525	465
Change	(83)	(24)		89	60
% Change	(26.0)%	(7.0)%		17.0%	12.9%

The Woodlands Hills	218	121	35	316	297	325
Change	97	86		19	(28)
% Change	80.2%	245.7%		6.4%	(8.6)%

Columbia - No New Home Sales	N/A	N/A	N/A	N/A	N/A	N/A

Reconciliation of MPC Land Sales Closed to GAAP Land Sales Revenue The following table reconciles Total residential and commercial land sales closed in the years ended December 31, 2020, 2019 and 2018 to Land sales revenue for the respective periods. Total net recognized (deferred) revenue includes revenues recognized in the current period which are related to sales closed in prior periods, offset by revenues deferred on sales closed in the current period.

thousands	2020	2019	2018
Total residential land sales closed in period	$215,872	$325,872	$235,013
Total commercial land sales closed in period	2,164	—	5,116
Net recognized (deferred) revenue:
Bridgeland	(305)	81	553
Summerlin	5,019	(19,290)	7,049
Total net recognized (deferred) revenue	4,714	(19,209)	7,602
Special Improvement District revenue	10,294	23,483	14,174
Land sales	$233,044	$330,146	$261,905

Population growth, coupled with low mortgage interest rates, have led to continued demand for new homes in the Summerlin and Houston markets. Summerlin was ranked the third highest selling master planned community in the nation and also recognized as the “Best Selling MPC in Las Vegas” by RCLCO. Bridgeland was ranked the ninth highest selling master planned community in the nation and also recognized as the “Best Selling MPC in Texas” by RCLCO for 2020. We expect demand to continue as home sales in high quality suburban communities continue to grow in 2021.

MPC Net Contribution In addition to MPC segment EBT, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. MPC Net Contribution is defined as MPC segment EBT, plus MPC cost of sales, Depreciation and amortization and net collections from SID bonds and Municipal Utility District (MUD) receivables, reduced by MPC development expenditures, land acquisitions and Equity in earnings from real estate and other affiliates, net of distributions. MPC Net Contribution is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance nor should it be used as a comparison metric with other comparable businesses. A reconciliation of segment EBT to MPC Net Contribution is presented below.

HHC 2020 FORM 10-K | 55

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
The following table sets forth the MPC Net Contribution for the years ended December 31:

				2020-2019	2019-2018
thousands	2020	2019	2018	Change	Change
MPC segment EBT (a)	$209,423	$263,841	$208,912	$(54,418)	$54,929
Plus:
Cost of sales - land	101,505	141,852	124,214	(40,347)	17,638
Depreciation and amortization	365	424	243	(59)	181
MUD and SID bonds collections, net (b)	51,247	24,047	37,401	27,200	(13,354)
Distributions from real estate and other affiliates	6,000	16,051	10,000	(10,051)	6,051
Less:
MPC development expenditures	(229,065)	(238,951)	(195,504)	9,886	(43,447)
MPC land acquisitions	—	(752)	(8,826)	752	8,074
Equity in (earnings) losses in real estate and other affiliates	(17,845)	(28,336)	(36,284)	10,491	7,948
MPC Net Contribution	$121,630	$178,176	$140,156	$(56,546)	$38,020
(a)For a detailed breakdown of our MPC segment EBT, refer to Note 18 -Segments in our Notes to Consolidated Financial Statements.
(b)SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution decreased for the year ended December 31, 2020, primarily due to the land sales changes explained in the EBT section above, partially offset by higher MUD and SID bonds collections, net and lower MPC development expenditures. MPC Net Contribution increased for the year ended December 31, 2019, primarily due to the land sales changes explained in the EBT section above. MPC development expenditures at Bridgeland and Summerlin increased in 2019 to accommodate projected land sales.

The following table sets forth MPC land inventory activity for 2019 and 2020:

thousands	Bridgeland	Columbia	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2018	$473,851	$16,634	$829,908	$204,281	$117,986	$1,642,660
Acquisitions	752	—	—	—	—	752
Development expenditures (a)	115,135	—	98,303	10,978	14,535	238,951
MPC Cost of sales	(22,781)	—	(93,590)	(20,600)	(4,881)	(141,852)
MUD reimbursable costs (b)	(82,636)	—	—	(1,483)	(7,568)	(91,687)
Transfer to Strategic Developments	—	—	—	(6,426)	—	(6,426)
Other (c)	2,993	9	10,819	23	(568)	13,276
Balance December 31, 2019	487,314	16,643	845,440	186,773	119,504	1,655,674
Acquisitions	—	—	—	—	—	—
Development expenditures (a)	106,839	—	100,177	6,148	15,901	229,065
MPC Cost of sales	(24,790)	—	(55,100)	(15,011)	(6,604)	(101,505)
MUD reimbursable costs (b)	(72,539)	—	—	(377)	(10,379)	(83,295)
Transfer to Strategic Developments	(1,511)	—	—	—	—	(1,511)
Other (c)	(8,446)	(18)	(1,563)	(192)	(690)	(10,909)
Balance December 31, 2020	$486,867	$16,625	$888,954	$177,341	$117,732	$1,687,519
(a)Development expenditures are inclusive of capitalized interest and property taxes.
(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.
(c)Primarily consists of changes in development expenditures payable.

HHC 2020 FORM 10-K | 56

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

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

The Seaport District is part non-stabilized operating asset, part development project and part operating business. As such, the Seaport District has a greater range of possible outcomes than our other projects. The greater uncertainty is largely the result of (i) seasonality; (ii) potential sponsorship revenue; (iii) potential event revenue; and (iv) business operating risks from various start-up businesses. We operate and own, either directly, through license agreements or in joint ventures, many of the tenants in the Seaport District, including retail stores such as SJP by Sarah Jessica Parker and restaurants such as The Fulton by Jean-Georges, Bar Wayō, Malibu Farm, two concepts by Andrew Carmellini, R17 and the marketplace operated by Jean-Georges. As a result, the revenues and expenses of these businesses, as well as the underlying market conditions affecting these types of businesses, will directly impact the NOI of the Seaport District. This is in contrast to our other retail properties where we primarily receive lease payments and are not as directly impacted by the operating performance of the underlying businesses. This causes the financial results and eventual stabilized yield of the Seaport District to be less predictable than our other operating real estate assets with traditional lease structures. Further, as we open new operating businesses, either owned entirely or in partnership with third parties, we expect to incur pre-opening expenses and operating losses until those businesses stabilize, which likely will not happen until the Seaport District reaches its critical mass of offerings. We expect the time to stabilize the Seaport District will be primarily driven by the construction, interior finish work and stabilization to occur at the Jean-Georges marketplace in the Tin Building. As a result of impacts related to COVID-19, there were delays in construction on the Tin Building, however construction is still on track for completion in the fourth quarter of 2021, with an expanded focus on experiences including in-person dining, retail shopping, mobile ordering and delivery. As a result of COVID-19, we expect stabilization to take at least 18 months. Given the factors and uncertainties listed above combined with potential future impacts related to COVID-19, we do not currently provide guidance on our expected NOI yield and stabilization date for the Seaport District. As we move closer to opening a critical mass of offerings at the Seaport District, we will re-establish goals for yield on costs and stabilization dates when the uncertainties and range of possible outcomes are clearer.

We primarily categorize the businesses in the Seaport District segment into three groups: landlord operations, managed businesses and events and sponsorships. Real Estate Operations (Landlord) represents physical real estate we have developed and own, either wholly or through joint ventures, and is inclusive of our office, retail and multi-family properties. Managed Businesses represents retail and food and beverage businesses that HHC owns, either wholly or through partnerships with third parties, and operates, including license and management agreements. For the year ended December 31, 2020, our managed businesses include, among others, The Fulton, SJP by Sarah Jessica Parker, R17, Cobble & Co. and Malibu Farm. In July 2020, Seaport entered into management agreements with Creative Culinary Management Company, LLC (Creative Culinary), a Jean-Georges company, to manage and operate its food and beverage operations for the Fulton, R17, Cobble & Co. and Malibu Farm. Creative Culinary is responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as day-to-day operations and accounting for food and beverage operations.

Our events and sponsorship businesses have historically included our concert series, Winterland skating and bar, event catering, private events and sponsorships. With the cancellation of the 2020 summer concert series and the Winterland skating and bar, in August, we launched a new concept at the Pier 17 rooftop called The Greens, which allows groups of up to eight people to reserve their own socially distanced, mini-lawn space. In November, the lawn spaces were converted to individual dining cabins for guests to enjoy throughout the winter months. The Greens generated high customer demand for the outdoor venue and helped to fulfill obligations under our sponsorship agreements, which would have been drastically reduced without the concert series.
HHC 2020 FORM 10-K | 57

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

Segment EBT The following table presents segment EBT for the Seaport District for the years ended December 31:

				2020-2019	2019-2018
thousands	2020	2019	2018	Change	Change
Rental Revenue	$6,894	$8,582	$9,962	$(1,688)	$(1,380)
Other land, rental and property revenues	16,920	47,063	22,670	(30,143)	24,393
Total revenues	23,814	55,645	32,632	(31,831)	23,013

Operating costs	(44,515)	(76,527)	(47,715)	32,012	(28,812)
Rental property real estate taxes	(1,452)	(1,366)	(1,019)	(86)	(347)
Provision (recovery) for doubtful accounts	(145)	21	(982)	(166)	1,003
Total operating expenses	(46,112)	(77,872)	(49,716)	31,760	(28,156)
Segment operating income (loss)	(22,298)	(22,227)	(17,084)	(71)	(5,143)
Depreciation and amortization	(41,602)	(26,381)	(12,466)	(15,221)	(13,915)
Interest income (expense), net	(12,512)	(12,865)	6,291	353	(19,156)
Other income (loss), net	(2,616)	(22)	102	(2,594)	(124)
Equity in earnings (losses) from real estate and other affiliates	(9,292)	(2,592)	(705)	(6,700)	(1,887)
Gain (loss) on sale or disposal of real estate and other assets, net	—	(6)	—	6	(6)
Gain (loss) on extinguishment of debt	(11,648)	4,851	—	(16,499)	4,851
Segment EBT	$(99,968)	$(59,242)	$(23,862)	$(40,726)	$(35,380)

For the year ended December 31, 2020:

Seaport District segment EBT decreased $40.7 million compared to the prior year period primarily due to the following:
–decreases in segment revenues were offset by decreases in segment operating expenses primarily as a result of business closures and cancellations of events related to the COVID-19 pandemic
–$11.6 million loss on extinguishment of debt upon retirement of the $250 million Seaport District loan in August 2020
–$6.0 million impairment of the Company’s equity investment in Mr. C Seaport. Refer to Note 4 - Impairment in the Company’s Consolidated Financial Statements for further details.
–write-offs of retail inventory totaling $3.1 million recorded within Other income (loss), net and building improvements and other assets totaling $14.1 million recorded within Depreciation and amortization due to permanent closure of 10 Corso Como Retail and Café during the first quarter of 2020
–partially offset by a $1.6 million increase in Other income (loss), net due to liquidation sales of 10 Corso Como Retail inventory

For the year ended December 31, 2019:

Seaport District segment EBT decreased $35.4 million compared to the prior year period primarily due to the following:
–increase in segment revenues primarily due to existing businesses including Cobble & Co., Garden Bar and 10 Corso Como Retail and Café, and new business openings such as The Fulton and Malibu Farm
–increase in Operating costs primarily due to start-up costs and costs directly associated with increases in revenue at our businesses including Garden Bar, The Lookout, Malibu Farm, The Fulton and our summer concert series
–increase in Depreciation and amortization primarily due to the transfers of assets such as The Lookout, Malibu Farm and The Fulton from Strategic Developments to Seaport District
–increase in Interest expense, net primarily due to debt related to the acquisition of 250 Water Street, the Seaport District term loan that closed on June 20, 2019, and a reduction of interest capitalized to assets that were under development during 2018 but have since been placed into operations
–$4.9 million gain on extinguishment of debt in 2019 due to the acquisition of the 250 Water Street loan at a discount

HHC 2020 FORM 10-K | 58

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Net Operating Income A reconciliation of Seaport District segment EBT to Seaport District NOI is presented below:

Seaport District NOI				2020-2019	2019-2018
thousands	2020	2019	2018	Change	Change
Total Seaport District segment EBT	$(99,968)	$(59,242)	$(23,862)	$(40,726)	$(35,380)
Depreciation and amortization	41,602	26,381	12,466	15,221	13,915
Interest (income) expense, net	12,512	12,865	(6,291)	(353)	19,156
Equity in (earnings) losses from real estate and other affiliates	9,292	2,592	705	6,700	1,887
(Gain) loss on sale or disposal of real estate and other assets, net	—	6	—	(6)	6
(Gain) loss on extinguishment of debt	11,648	(4,851)	—	16,499	(4,851)
Impact of straight-line rent	2,801	1,634	(433)	1,167	2,067
Other (income) loss, net (a)	5,639	5,595	11,937	44	(6,342)
Seaport District NOI	$(16,474)	$(15,020)	$(5,478)	$(1,454)	$(9,542)
(a)Includes miscellaneous development-related items as well as the loss related to the write-off of inventory due to the permanent closure of 10 Corso Como Retail and Café in the first quarter of 2020, and income related to inventory liquidation sales in the third quarter of 2020.

The below table presents Seaport District NOI by category:

Seaport District NOI by Category				2020-2019	2019-2018
thousands	2020	2019	2018	Change	Change
Historic District & Pier 17 - Landlord	$(8,526)	$(8,147)	$(2,039)	$(379)	$(6,108)
Multi-family	290	394	553	(104)	(159)
Hospitality	(12)	41	143	(53)	(102)
Historic District & Pier 17 - Managed Businesses	(5,638)	(7,172)	(4,985)	1,534	(2,187)
Events, Sponsorships & Catering Business	(2,588)	(136)	850	(2,452)	(986)
Seaport District NOI	$(16,474)	$(15,020)	$(5,478)	$(1,454)	$(9,542)

Seaport District NOI decreased for the year ended December 31, 2020, compared to 2019, primarily as a result of business closures and cancellations of events related to the COVID-19 pandemic. Seaport District NOI decreased for the year ended December 31, 2019, compared to 2018, primarily driven by the opening of new businesses as mentioned above and continued investment in the development of the Seaport District, particularly as it relates to funding of the start-up costs related to the retail, food and beverage and other operating assets.

Including managed businesses, events, sponsorships, catering and the Tin Building, the Seaport District is approximately 52% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up. Additionally, rental revenue earned from businesses we own and operate is eliminated in consolidation. We expect to incur operating losses for our landlord operations, managed business entities and event and sponsorship until businesses in New York are able to safely reopen at full capacity, the economy recovers from the economic impact of the COVID-19 pandemic and the Seaport District reaches its critical mass of offerings.

The following describes the status of our major construction projects at the Seaport District as of December 31, 2020:

Tin Building  In January 2017, we executed a ground lease amendment with the City of New York, incorporating the Tin Building into our leased premises and modifying other related provisions. The project includes construction of a turn-key, interior fit-out for the marketplace space, leased by a joint venture with Jean-Georges Vongerichten, which will feature a variety of fresh specialty foods, seafood, exceptional dining experiences and other products. As part of the asset’s redevelopment, important historical elements were salvaged and catalogued during the building’s deconstruction. We have completed the reconstruction of the platform pier where the Tin Building previously stood and restoration of the building is well under way. As a result of impacts related to COVID-19, there were delays in construction on the Tin Building, however construction is expected to be substantially complete in the fourth quarter of 2021.
HHC 2020 FORM 10-K | 59

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
250 Water Street We acquired 250 Water Street in the second quarter of 2018. This one-acre site, currently used as a parking lot, is at the entrance of the Seaport District and encompasses a full city block bounded by Peck Slip, Pearl Street, Water Street and Beekman Street. On November 19, 2019, we closed on a $100.0 million note for 250 Water Street. See Note 7 - Mortgages, Notes and Loans Payable, Net for more details. In October 2020, the Company announced its comprehensive proposal for this site and submitted to the New York City Landmarks Preservation Commission its plans, which includes the transformation of this underutilized full-block surface parking lot into a mixed-use development that would include affordable housing, condominium units, community-oriented spaces and office space. While the Company moves forward with the planning and continues to seek LPC and additional governmental approvals for this strategic site, it will continue to be used as a parking lot.

Strategic Developments

Our Strategic Developments assets generally require substantial future development to maximize their value. Other than our condominium properties, most of the properties and projects in this segment do not generate revenues. Our expenses relating to these assets are primarily related to costs associated with constructing the assets, selling condominiums, marketing costs associated with our Strategic Developments, carrying costs including, but not limited to, property taxes and insurance and other ongoing costs relating to maintaining the assets in their current condition. If we decide to redevelop or develop a Strategic Developments asset, we would expect that with the exception of the residential portion of our condominium projects, upon completion of development, the asset would likely be reclassified to Operating Assets when the asset is placed in service and NOI would become a meaningful measure of its operating performance. All development costs discussed herein are exclusive of land costs.

Segment EBT The following table presents segment EBT for Strategic Developments for the years ended December 31:

Strategic Developments Segment EBT				2020-2019	2019-2018
thousands	2020	2019	2018	Change	Change
Rental Revenue	$446	$832	$1,591	$(386)	$(759)
Condominium rights and unit sales	1,143	448,940	357,720	(447,797)	91,220
Other land, rental and property revenues	17,818	8,176	14,901	9,642	(6,725)
Total revenues	19,407	457,948	374,212	(438,541)	83,736

Condominium rights and unit cost of sales	(108,229)	(369,759)	(262,562)	261,530	(107,197)
Operating costs	(21,307)	(19,172)	(25,771)	(2,135)	6,599
Real estate taxes	(5,624)	(2,932)	(2,458)	(2,692)	(474)
Provision (recovery) for doubtful accounts	—	15	(15)	(15)	30
Total operating expenses	(135,160)	(391,848)	(290,806)	256,688	(101,042)
Segment operating income (loss)	(115,753)	66,100	83,406	(181,853)	(17,306)
Depreciation and amortization	(6,545)	(5,473)	(3,307)	(1,072)	(2,166)
Interest income (expense), net	6,312	11,321	12,476	(5,009)	(1,155)
Other income (loss), net	2,165	831	3,015	1,334	(2,184)
Equity in earnings (losses) from real estate and other affiliates	269,912	1,213	2,364	268,699	(1,151)
Gain (loss) on sale or disposal of real estate and other assets, net	21,710	27,119	—	(5,409)	27,119
Segment EBT	$177,801	$101,111	$97,954	$76,690	$3,157

For the year ended December 31, 2020:

Strategic segment EBT increased $76.7 million compared to the prior year period primarily due to the following:
–increase in Equity in earnings (losses) from real estate and other affiliates primarily due to a $267.5 million gain on deconsolidation of 110 North Wacker attributable to the initial fair value step-up of the retained equity method investment at the time of deconsolidation. Please refer to Note 2 - Real Estate and Other Affiliates in the Company’s Consolidated Financial Statements for further details.
–increase in Other land, rental and property revenues primarily due to the recognition of $15.4 million of previously eliminated 110 North Wacker development fees upon deconsolidation.

HHC 2020 FORM 10-K | 60

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
These increases were partially offset by the following:
–increase in Condominium rights and unit cost of sales primarily driven by a $97.9 million charge in the first quarter of 2020, related to our expected funding of costs to correct alleged construction defects at Waiea. Please refer to Note 10 - Commitments and Contingencies in our Consolidated Financial Statements for further details.
–decrease in net condominium sales (condominium unit sales net of condominium cost of sales) of $78.4 million driven by the timing of condominium closings. The Company closed on 596 units in 2019, primarily at Ke Kilohana and Ae’o, with no new condominium towers scheduled for completion in 2020. As highlighted below, the overall pace of sales at Ward Village remains strong, and as of December 31, 2020, we have entered into contracts for 82.1% of the units in our two under construction towers.
–increase in Condominium rights and unit cost of sales of $7.6 million driven by a reduction in the estimated net sales price of certain condominium units, including the remaining penthouse inventory, to better align the expected price with recently contracted final sales prices
–decrease in Gain (loss) on sale or disposal of real estate and other assets, net of $5.4 million as a result of 2020 activity that included the receipt of an $8.0 million termination payment related to the 2019 sale of West Windsor and a $13.7 million gain on the sale of Elk Grove, compared to 2019 activity related to the sales of Cottonwood Mall, West Windsor and Bridges at Mint Hill

For the year ended December 31, 2019:

Strategic District segment EBT increased $3.2 million compared to the prior year period primarily due to the following:
–increase in Gain (loss) on sale or disposal of real estate and other assets, net driven by 2019 activity that included a $24.1 million gain on the sale of Cottonwood Mall and a $12.0 million gain on the sale of West Windsor, partially offset by an $8.8 million loss on the sale of the Bridges at Mint Hill, compared to no dispositions in 2018
–increase in Condominium rights and unit sales due to closings at Ke Kilohana, which began in the second quarter of 2019, partially offset by lower closings at Ae‘o, which began in the fourth quarter of 2018. We closed on 596 condominium units during the year ended December 31, 2019, compared to 315 units during the year ended December 31, 2018.
–increase in Condominium rights and unit costs of sales primarily represent development, construction and sales costs relating to the revenues recognized at Ke Kilohana, which began closing on units in the second quarter of 2019, partially offset by lower closings at Ae‘o, which began in the fourth quarter of 2018.

Strategic Developments Projects The following describes the status of our major construction projects and announced Strategic Developments projects as of December 31, 2020. For projects that have been under construction for a substantial period and are nearing completion, please refer to the Projects under Construction table below for an update on the project’s individual metrics and associated timeline for completion. For information on the construction financings on our projects, please refer to Note 7 - Mortgages, Notes and Loans Payable, Net in our Notes to Consolidated Financial Statements.

Downtown Columbia Redevelopment District

We continued to execute on our redevelopment strategy in the Downtown Columbia Redevelopment District during 2020. The Master Plan and zoning for Downtown Columbia, as amended in 2017, allows for a total of approximately 14,000,000 square feet for all of Downtown Columbia and has densities for the future development of up to 6,200 residential units, 4,300,000 square feet of commercial office space, 1,300,000 square feet of retail space and 640 hotel rooms. The majority of the properties will be developed on raw land, surface parking lots and other assets controlled by us. Based on the Development Rights and Responsibilities Agreement, signed in 2018 with the County, the existing Master Plan, zoning and project approval process cannot be amended for a period of 30 years. Additionally, pursuant to a 2010 development agreement, we have a preferred residential and office development covenant that provides us the right of first offer for new development densities of both residential and office space within the Columbia Mall Ring Road. This covenant expires in 2030.

We are currently focusing on the redevelopment of the Merriweather and Lakefront Districts. At the Merriweather District, we completed the construction of Juniper Apartments, a 382-unit multi-family property and Merriweather District Area 3 Standalone Restaurant in 2020 and we expect to begin construction on Marlow, a 472-unit multi-family property, in the first quarter of 2021. At the Lakefront District, we received final approvals in 2019 for approximately 2,000,000 square feet of net new mixed-use development which will include office, retail and residential assets. This future development district also includes three acres of land related to Ridgley Building, Sterret Place and American City Building, all of which have been demolished.

HHC 2020 FORM 10-K | 61

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Bridgeland

Starling at Bridgeland Starling at Bridgeland is the second phase of multi-family development in Bridgeland. The project will be 358-unit, luxury development, situated on approximately 15.2 acres and will be comprised of one, two and three-bedroom units. Total development costs are expected to be approximately $58.1 million which will be partially financed with a $38.6 million construction loan that we expect to close in late first quarter or early second quarter of 2021. We began construction in December 2020 and anticipate project completion in the second quarter of 2022. We expect to reach projected annual stabilized NOI of $4.4 million in 2024.

The Woodlands

Creekside Park The Grove Creekside Park The Grove is the second phase of multi-family development in Creekside Park. The project will be a 360-unit, luxury development, situated on approximately 14.0 acres and will be comprised of one, two and three-bedroom units at an average of 973 square feet each. Total development costs are expected to be approximately $57.5 million which will be partially financed with a $43.4 million construction loan which closed on January 7, 2020. We began construction in the third quarter of 2019 and anticipate project completion in the second quarter of 2021. We expect to reach projected annual stabilized NOI of $4.7 million in 2023.

Other

Century Park On December 30, 2019, we acquired Century Park, a 63-acre, 1,302,597 square foot campus with 17 office buildings in the West Houston Energy Corridor as a part of the $565.0 million transaction to acquire The Woodlands Towers at The Waterway; a warehouse space and 9.3 acres of land in The Woodlands, TX. We plan to remarket Century Park. See Note 3 - Acquisitions and Dispositions for additional information regarding this acquisition.

Ward Village

We continue to transform Ward Village into a vibrant neighborhood offering unique retail experiences, dining and entertainment, along with exceptional residences and workforce housing set among open public spaces and pedestrian-friendly streets. We believe we have found the optimal mix of price point and product in the Honolulu market for condominium development as evidenced by the demand for our condominium projects discussed below. The ongoing and completed construction at our mixed-use condominium projects includes 171,307 square feet of retail to serve our new residents and the community at large. In addition, during the last half of 2017, we removed 226,466 square feet of dated retail space from service to prepare it for redevelopment. Many of the tenants occupying these locations were relocated within Ward Village. As we progress the buildout of the master plan, which ultimately contemplates a total of approximately 1,000,000 million square feet of commercial space at completion, we will periodically redevelop, reposition, or replace the existing retail spaces as part of new mixed-use projects.

Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods. As a result of significantly lower available inventory, we closed on zero condominium units during the year ended December 31, 2020, compared to 596 condominium units for the year ended December 31, 2019. However, as discussed below, overall progress at our condominium projects remains strong.

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

Completed Condominiums As of December 31, 2020, our four completed towers are 99.6% sold with only five units remaining to be sold at Waiea and one unit remaining to be sold at Anaha. Both Ae‘o and Ke Kilohana are completely sold. In January 2021, we closed on the two units under contract at Waiea and closed on an additional two units in February 2021, resulting in only three units remaining to be sold at Waiea as of February 19, 2021. Additionally, in February 2021, the remaining unsold unit at Anaha went under contract and closed. The last unit remains under contract as of February 19, 2021.

Under Construction Condominiums As of December 31, 2020, 82.1% of the units at our two under construction towers, ‘A‘ali‘i and Kō'ula, are under contract. We launched public sales for ‘A‘ali‘i in January 2018 and broke ground in October 2018. ‘A‘ali‘i will be a 42-story, 750-unit mixed-use condominium project located off of Queen Street next to Ae’o and will consist of studio, one and two-bedroom residences and 150 workforce units. We launched public sales of our sixth
HHC 2020 FORM 10-K | 62

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
condominium project, Kō'ula, in January 2019 and broke ground in July 2019. Kō'ula will be a 41-story, 565-unit, mixed-use condominium project located on Auahi Street that will consist of studio, one, town and three-bedroom residences.

Predevelopment Condominiums As a result of strong demand demonstrated by sales at ‘A‘ali‘i and Kō'ula, we launched public sales of our seventh condominium project in December 2019. Victoria Place will be a 40-story, 349-unit condominium project located between Auahi Street and Ala Moana Boulevard, immediately to the west of Waiea and adjacent to Victoria Ward Park. The project will consist of one, two and three-bedroom residences with units ranging from approximately 750 square feet to 1,850 square feet. Additionally, there will be approximately 15,600 square feet of ground level open space, and 64,000 square feet of indoor and outdoor recreational space. We have entered into contracts for 281 units as of February 19, 2021 which represent 80.5% of total units.

The following provides further details for Ward Village as of December 31, 2020:

		Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Total % of Residential Square Feet Closed or Under Contract	Completion Date
Completed
Waiea	(a)	170	2	177	97.2%	95.2%	Q4 2016
Anaha	(a)	315	1	317	99.7%	98.7%	Q4 2017
Ae‘o	(b)	465	—	465	100.0%	100.0%	Q4 2018
Ke Kilohana	(a)	423	—	423	100.0%	100.0%	Q2 2019
Under Construction
‘A‘ali‘i	(c)	—	640	750	85.3%	80.7%	Q4 2021
Kō'ula	(d)	—	439	565	77.7%	80.1%	2022
Predevelopment
Victoria Place		—	268	349	76.8%	79.5%	n/a

(a)The retail portions of these projects are 100% leased and have been placed in service.
(b)The retail portion of the project, which is primarily comprised of the 57,000-square-foot flagship Whole Foods Market, is 97.9% leased and has been placed into service.
(c)There will be approximately 12,000 square feet of new street level retail space as part of this project.
(d)There will be approximately 37,000 square feet of retail space as part of this project. During the year ended December 31, 2020, two purchasers defaulted on their obligations to purchase condominiums.

Projects Under Construction The following table summarizes our projects under construction and related debt held in Operating Assets, the Seaport District and Strategic Developments as of December 31, 2020. Projects that are substantially complete and which have been placed into service in the Operating Assets or the Seaport District segment are included in the following table if the project has more than $1.0 million of estimated costs remaining to be incurred. Typically, these amounts represent budgeted tenant allowances necessary to bring the asset to stabilized occupancy. Tenant build-out costs represent a significant portion of the remaining costs for the following properties in the Operating Assets and Seaport District segments:
–Creekside Park West
–Two Lakes Edge
–Merriweather District Area 3 Standalone Restaurant
–6100 Merriweather
–Pier 17

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
HHC 2020 FORM 10-K | 63

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

thousands	Total Estimated Costs (a)	Costs Paid Through December 31, 2020 (b)	Estimated Remaining to be Spent	Remaining Buyer Deposits/Holdback to be Drawn	Debt to be Drawn (c)	Costs Remaining to be Paid, Net of Debt and Buyer Deposits/Holdbacks to be Drawn (c)		Estimated Completion Date
Operating Assets	(A)	(B)	(A) - (B) = (C)	(D)	(E)	(C) - (D) - (E) = (F)
Columbia
6100 Merriweather	$138,221	$108,360	$29,861	$—	$27,805	$2,056	(d)	Open
Juniper Apartments	116,386	95,325	21,061	—	19,849	1,212		Open
Merriweather District Area 3 Standalone Restaurant	6,530	3,050	3,480	—	—	3,480	(d)(e)	Open
The Woodlands
Creekside Park West	20,777	18,997	1,780	—	3,281	(1,501)	(d)(f)	Open
The Lane at Waterway	45,033	35,232	9,801	—	8,533	1,268	(g)	Open
Two Lakes Edge	107,706	95,314	12,392	—	7,837	4,555	(d)	Open
Total Operating Assets	434,653	356,278	78,375	—	67,305	11,070

Seaport District Assets
Pier 17 and Seaport District Historic Area / Uplands	659,018	603,163	55,855	—	—	55,855	(d)(h)	Open
Tin Building	194,613	107,147	87,466	—	—	87,466	(f)	Q4 2021
Total Seaport District Assets	853,631	710,310	143,321	—	—	143,321

Strategic Developments
The Woodlands
Creekside Park The Grove	57,472	29,890	27,582	—	26,919	663	(i)	Q2 2021
Bridgeland
Starling at Bridgeland	58,072	1,039	57,033	—	—	57,033		2022
Ward Village
‘A‘ali‘i	411,900	268,117	143,783	7,803	139,099	(3,119)	(f)	Q4 2021
Anaha	402,797	400,182	2,615	—	—	2,615		Open
Ke Kilohana	217,483	215,811	1,672	—	—	1,672		Open
Kō'ula	487,039	117,698	369,341	54,568	291,518	23,255		2022
Waiea	566,256	431,836	134,420	—	—	134,420	(j)	Open
Total Strategic Developments	2,201,019	1,464,573	736,446	62,371	457,536	216,539	(k)
Combined Total at December 31, 2020	$3,489,303	$2,531,161	$958,142	$62,371	$524,841	$370,930

			Starling at Bridgeland financing			$(38,607)	(l)
Estimated costs to be funded net of financing, assuming closing on estimated financing						$332,323
(a)Total Estimated Costs represent all costs to be incurred on the project which include construction costs, demolition costs, marketing costs, capitalized leasing, payroll or project development fees, deferred financing costs and advances for certain accrued costs from lenders and excludes land costs and capitalized corporate interest allocated to the project. Total Estimated Costs for assets at Ward Village and Columbia exclude master plan infrastructure and amenity costs at Ward Village and Merriweather District.
(b)Costs included in (a) above which have been paid through December 31, 2020.
(c)With respect to our condominium projects, remaining debt to be drawn is reduced by deposits utilized for construction. Refer to Note 7 - Mortgages, Notes and Loans Payable, Net for additional information on each loan.
(d)Final completion is dependent on lease-up and tenant build-out.
(e)Merriweather District 3 Standalone Restaurant has been placed in service but will not open until tenant build-out is complete.
(f)Negative balances represent cash to be received in excess of Estimated Remaining to be Spent. These items are primarily related to December 2020 costs that were paid by us, but not yet reimbursed by our lenders. We expect to receive funds from our lenders for these costs in the future.
(g)Millennium Phase III was renamed to The Lane at Waterway.
(h)Pier 17 and Seaport District Historic Area / Uplands Total Estimated Costs and Costs Paid Through December 31, 2020, include costs required for the Pier 17 and Historic Area/Uplands and are not reduced by the insurance proceeds received to date.
(i)Creekside Park Apartments Phase II was renamed to Creekside Park The Grove.
(j)Total estimate includes $115.4 million for necessary for warranty repairs. However, we anticipate recovering a substantial amount of these costs in the future which is not reflected in this schedule. Refer to Note 10 - Commitments and Contingencies for additional information.
(k)110 North Wacker was placed in service during the third quarter of 2020. The venture was deconsolidated as of September 30, 2020, and removed from this table. Refer to Note 2 - Real Estate and Other Affiliates for additional information.
(l)The financing for Starling at Bridgeland is estimated to close in late first quarter or early second quarter of 2021.

HHC 2020 FORM 10-K | 64

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

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

				2020-2019	2019-2018
thousands	2020	2019	2018	Change	Change
Corporate income	$258	$34	$—	$224	$34
General and administrative	(109,402)	(162,506)	(110,582)	53,104	(51,924)
Corporate interest expense, net	(68,865)	(45,023)	(47,677)	(23,842)	2,654
Loss on extinguishment of debt	—	(210)	—	210	(210)
Corporate other income (loss), net	41	7,597	(1,546)	(7,556)	9,143
Corporate gain (loss) on sale or disposal of real estate and other assets, net	—	(4,751)	—	4,751	(4,751)
Equity in earnings (loss) from real estate and other affiliates	—	—	17	—	(17)
Corporate depreciation and amortization	(6,631)	(8,021)	(7,256)	1,390	(765)
Demolition costs	—	(855)	(17,329)	855	16,474
Development-related marketing costs	(8,166)	(23,067)	(29,249)	14,901	6,182
Income tax (expense) benefit	(11,653)	(29,245)	(15,492)	17,592	(13,753)
Total Corporate income, expenses and other items	$(204,418)	$(266,047)	$(229,114)	$61,629	$(36,933)

For the year ended December 31, 2020:

Corporate income, expenses and other items was favorably impacted compared to the prior year period by the following:
–decrease in General and administrative expenses primarily related to the reduction of labor costs due to workforce reductions, which are part of an overall plan to reduce recurring overhead costs, and lower travel and entertainment costs, which are attributable to COVID-19 travel restrictions
–decrease in Income tax (expense) benefit primarily due to a decrease in Income before income taxes
–decrease in Development-related marketing costs primarily related to a reduction in the number of projects under development

Corporate income, expenses and other items was unfavorably impacted compared to the prior year period by the following:
–increase in corporate interest expense, net primarily due to the $750 million issuance of senior notes in August 2020, as well as a decrease in interest income due to lower interest rates
–decrease in corporate other income (loss), net due to the receipt of Superstorm Sandy insurance proceeds in the second quarter of 2019, which did not recur in 2020

For the year ended December 31, 2019:

Corporate income, expenses and other items was favorably impacted compared to the prior year period by the following:
–decrease in Demolition costs primarily related to 2018 costs at 110 North Wacker and Tin building that did not recur in 2019
–increase in Corporate other income (loss), net primarily due to the receipt of insurance proceeds related to our claim for Superstorm Sandy in 2019
–decrease in Development-related marketing costs primarily related to the reduction of costs at the Seaport District and parts of Ward Village, including ‘A‘ali‘i

Corporate income, expenses and other items was unfavorably impacted compared to the prior year period by the following:
–increase in General and administrative expenses primarily due to corporate restructuring costs and consulting fees for technology and data integration projects
–increase in Income tax (expense) benefit primarily due to an increase in Income before income tax
–increase in corporate loss on sale or disposal of real estate and other assets, net due to the loss recognized on the sale of our corporate aircraft in 2019

HHC 2020 FORM 10-K | 65

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Income Taxes

thousands except percentages	2020	2019	2018
Income tax expense (benefit)	$11,653	$29,245	$15,492
Income (loss) before income taxes	$8,480	$103,540	$73,218
Effective tax rate	137.4%	28.2%	21.2%

The Company’s effective tax rate is typically impacted by non-deductible executive compensation and other permanent differences as well as state income taxes, which cause the Company’s effective tax rate to deviate from the federal statutory rate.

The Company’s effective tax rate for the year ended December 31, 2020, was 137.4% as compared to 28.2% for the year ended December 31, 2019. The increase was primarily due to a valuation allowance of $4.7 million on a capital loss generated by the sale of the Company’s 50% equity method investment in Circle T Ranch and Power Center (refer to Note 3 - Acquisitions and Dispositions for additional details), a valuation allowance of $1.8 million on our charitable contribution carryover and a tax expense of $1.7 million related to the recapture of federal and state historic preservation credits due to the sale of our interest in Mr. C Seaport (refer to Note 3 - Acquisitions and Dispositions for additional details), offset by a $4.8 million tax impact related to the noncontrolling interest share of the gain on the deconsolidation of 110 North Wacker (refer to Note 2 - Real Estate and Other Affiliates for additional details).

The Company’s effective tax rate for the year ended December 31, 2019, was 28.2% as compared to 21.2% for the year ended December 31, 2018. The increase was primarily related to permanent differences related to stock compensation deductions and non-deductible executive compensation. The year ended December 31, 2018, was also impacted by a tax benefit due to federal and state historic preservation credits related to our interest in Mr. C Seaport.

For additional information on income taxes, see Note 12 - Income Taxes in the Notes to the Consolidated Financial Statements under Item 8. Financial Statements and Supplementary Data.

Capitalized Internal Costs The following table presents our capitalized internal costs by segment for the years ended December 31:

	Capitalized Internal Costs			Capitalized Internal Costs Related to Compensation Costs
millions	2020	2019	2018	2020	2019	2018
Operating Assets segment	$—	$0.2	$0.2	$—	$0.2	$0.2
MPC segment	7.7	9.4	9.6	6.9	7.3	7.6
Seaport District segment	3.5	2.8	6.0	3.3	2.5	5.2
Strategic Developments segment	13.8	24.1	24.1	12.9	21.5	21.2
Total	$25.0	$36.5	$39.9	$23.1	$31.5	$34.2

Capitalized internal costs (which include compensation costs) decreased for the year ended December 31, 2020, compared to 2019, primarily related to workforce reductions in the Strategic Developments segment. The capitalized internal costs for the Seaport segment increased due to tenant buildouts and escalated work on the Tin building. In the MPC segment, capitalized internal costs decreased in 2020 due to fluctuations in the level of development activity at our newer MPCs.

Capitalized internal costs (which include compensation costs) decreased for the year ended December 31, 2019, compared to 2018, primarily due to fewer projects under development in the current year at the Seaport District segment. In the MPC segment, capitalized internal costs decreased for the year ended December 31, 2019, due to fluctuations in the level of development activity at our newer MPCs.

HHC 2020 FORM 10-K | 66

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents Index to Financial Statements

LIQUIDITY AND CAPITAL RESOURCES

In direct response to the unprecedented COVID-19 pandemic and the impacts on our four business segments, as well as the economy and capital markets in general, we initiated measures to increase our liquidity. As a result, we were able to maintain a strong balance sheet, and ensure we maintain the financial flexibility and liquidity necessary to fund future growth.

As previously reported, we generated $593.6 million in proceeds from the issuance of common stock in the first quarter of 2020. In the second quarter 2020, we entered into an agreement to extend the existing Downtown Summerlin loan and the bridge loan for The Woodlands Towers at the Waterway and The Woodlands Warehouse. On August 18, 2020, the Company issued $750 million in 5.375% senior notes due August 2028. These senior notes are unsecured senior obligations of the Company and are guaranteed by certain subsidiaries of the Company. The Company used the net proceeds from this issuance, together with cash on hand, for the repayment of existing indebtedness of approximately $807.9 million in the third quarter of 2020 in order to extend the average maturity date of our indebtedness. Our liquidity was further enhanced during the year by obtaining approximately $400.2 million of new construction financings and $177.0 million in other financings. Additionally, the Company sold four non-core assets during the year, which generated a total of $102.3 million in net proceeds and received an additional $44.5 million related to the 2019 sales of West Windsor and Cottonwood Mall. As of December 31, 2020, we had $1.0 billion of cash and cash equivalents, available capacity of $185.0 million on the revolver portion of our credit facilities and approximately $321.7 million of debt payments due in 2021 based on extended maturity dates.

On February 2, 2021, the Company issued $650 million in 4.125% senior notes due 2029 and $650 million in 4.375% senior notes due 2031. The Company will use the net proceeds from the offering, as well as available cash on hand, to repurchase all of its $1 billion 5.375% senior notes due 2025, plus any accrued and unpaid interest, pursuant to a tender offer announced in January 2021; repay all of the approximately $280 million outstanding under its loans for 1201 Lake Robbins and The Woodlands Warehouse maturing June 2021; and pay all premiums, fees and expenses related to the foregoing. On February 2, 2021, the Company repurchased $512.5 million of its $1 billion 5.375% senior notes and intends to repurchase the remainder of these notes on March 15, 2021. In February 2021, the Company repaid all of the approximately $280 million outstanding under its loans for 1201 Lake Robbins and The Woodlands Warehouse maturing June 2021.

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

Total outstanding debt was $4.3 billion as of December 31, 2020. Certain mortgages may require paydowns in order to exercise contractual extension terms. Please refer to Note 7 - Mortgages, Notes and Loans Payable, Net in our Consolidated Financial Statements for a table showing our debt maturity dates. Our proportionate share of the debt of our real estate and other affiliates totaled $274.5 million as of December 31, 2020. All of this indebtedness is without recourse to the Company, with the exception of $100.6 million related to 110 North Wacker. The following table summarizes our share of affiliate debt and cash as of December 31, 2020.

HHC 2020 FORM 10-K | 67

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents Index to Financial Statements

	December 31, 2020
thousands	Company’s Share of Affiliate Debt	Company’s Share of Affiliate Cash
Operating Assets
110 North Wacker	$189,306	$718
The Metropolitan Downtown Columbia	35,000	2,411
Stewart Title of Montgomery County, TX	—	460
Woodlands Sarofim #1	831	219
m.flats/TEN.M	43,587	813
Master Planned Communities
The Summit	5,808	101,584
Seaport District
Bar Wayō	—	56
Strategic Developments
HHMK Development	—	10
KR Holdings	—	333
Total	$274,532	$106,604

The following table summarizes our net debt on a segment basis as of December 31, 2020. Net debt is defined as Mortgages, notes and loans payable, net, including our ownership share of debt of our real estate and other affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

thousands	Operating Assets (a)	Master Planned Communities (b)	Seaport District (c)	Strategic Developments (d)	Segment Totals	Non- Segment Amounts	December 31, 2020
Mortgages, notes and loans payable	$2,039,359	$179,982	$99,074	$236,038	$2,554,453	$1,732,916	$4,287,369
Mortgages, notes and loans payable of real estate and other affiliates	268,724	5,808	—	—	274,532	—	274,532
Less:
Cash and cash equivalents	(86,171)	(109,478)	(8,517)	(1,289)	(205,455)	(809,231)	(1,014,686)
Cash and cash equivalents of real estate and other affiliates	(4,621)	(101,584)	(56)	(343)	(106,604)	—	(106,604)
Special Improvement District receivables	—	(54,770)	—	—	(54,770)	—	(54,770)
Municipal Utility District receivables, net	—	(314,394)	—	—	(314,394)	—	(314,394)
TIF receivable	—	—	—	(893)	(893)	—	(893)
Net Debt	$2,217,291	$(394,436)	$90,501	$233,513	$2,146,869	$923,685	$3,070,554

Cash Flows

	Year Ended December 31,
thousands	2020	2019	2018
Cash provided by (used in) operating activities	$(72,868)	$207,732	$210,520
Cash used in investing activities	(428,546)	(1,232,897)	(841,771)
Cash provided by financing activities	1,124,278	921,085	391,166

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
HHC 2020 FORM 10-K | 68

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents Index to Financial Statements
Operating cash continued to be utilized during the year ended December 31, 2020, to fund ongoing development expenditures in our Strategic Developments, Seaport District and MPC segments, consistent with prior years.

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

Net cash provided by operating activities decreased $280.6 million in 2020, compared to 2019, primarily due to a decrease of $269.2 million in condominium rights and units cost of sales due to timing, which were partially offset by proceeds from the sale of lease receivable and condominium deposits received. Net cash provided by operating activities decreased $2.8 million in 2019, compared to 2018, primarily due to the timing of MPC development expenditures and receipts of condominium deposits.

Investing Activities For the year ended December 31, 2020, cash used in investing activities of $428.5 million was primarily related to property development expenditures related to ongoing development activity at 110 North Wacker, the Seaport District and 6100 Merriweather. The $243.7 million decrease in property development expenditures, as compared to 2019, was primarily attributable to temporary shut downs of construction activity due to the COVID-19 pandemic.

For the year ended December 31, 2019, cash used in investing activities was $1.2 billion, primarily due to $674.2 million of development expenditures and $565.6 million of asset acquisition activity. For the year ended December 31, 2018, cash used in investing was $841.8 million primarily due to $573.0 million of property development expenditures and $235 million of asset acquisition activity. The $101.3 million increase in property development expenditures, as compared to 2018, primarily related to ongoing development activity at 110 North Wacker, the Seaport District, 6100 Merriweather and 100 Fellowship Drive. Asset acquisitions of $565.6 million in 2019 included two Class AAA office towers, a warehouse space, 9.3 acres of land in the Woodlands, TX, a 63-acre and 1.3 million square foot campus with 17 office buildings in the West Houston Energy Corridor. Asset acquisitions of $235.0 million included Lakefront North, two Class-A office buildings and 250 Water Street, a one-acre parking lot in the Seaport District.

Financing Activities For the year ended December 31, 2020, net proceeds from new loan borrowings and refinancing activities exceeded principal payments on our debt and were used to partially fund development activity at our development projects, to increase liquidity and for the acquisition of assets. Cash provided by financing activities also included $593.6 million proceeds from the issuance of common stock.

For the year ended December 31, 2019, net proceeds from new loan borrowings and refinancing activities exceeded principal payments on our debt and were used to partially fund development activity at our development projects and for the acquisition of assets. Cash provided by financing activities also included $84.9 million related to the issuance of noncontrolling interest at our 110 North Wacker project. Cash used in financing activities includes $53.9 million for the purchase of treasury stock.

For the year ended December 31, 2018, net proceeds from new loan borrowings and refinancing activities exceeded principal payments on our debt and were used to partially fund development activity at our development projects. Cash provided by financing activities also included $99.6 million related to the issuance of noncontrolling interest at our 110 North Wacker project. Cash used in financing activities includes $58.7 million for the purchase of treasury stock.

HHC 2020 FORM 10-K | 69

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents Index to Financial Statements

Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments as of December 31, 2020:

thousands	2021	2022	2023	2024	2025	Thereafter	Total
Mortgages, notes and loans payable (a)	$321,712	$77,689	$1,091,049	$430,490	$1,136,625	$1,262,601	$4,320,166
Interest Payments (b)	182,862	176,740	163,137	127,829	74,650	230,763	955,981
Ground lease and other leasing commitments	3,951	4,325	4,371	4,419	4,468	249,941	271,475
Total	$508,525	$258,754	$1,258,557	$562,738	$1,215,743	$1,743,305	$5,547,622
(a)Based on final maturity, inclusive of extension options. In February 2021, the Company issued $650 million of senior notes due 2029 and $650 million of senior notes due 2031 and used the proceeds to repay approximately $280 million of outstanding loans maturing in 2021 as well as $1 billion of senior notes due in 2025.
(b)Interest is based on the borrowings that are presently outstanding and current floating interest rates.

We lease land or buildings at certain properties from third parties. Rental payments are expensed as incurred and have been, to the extent applicable, straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $7.2 million for the year ended December 31, 2020, $8.5 million for the year ended December 31, 2019, and $9.7 million for the year ended December 31, 2018. The amortization of above- and below-market ground leases and straight-line rents included in the contractual rent amount were not significant.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which, as of December 31, 2020, have mortgage financing totaling $545.0 million, the financings are non-recourse to us, with the exception of $100.6 million related to 110 North Wacker.

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

HHC 2020 FORM 10-K | 70

MARKET RISK QUANTITATIVE AND QUALITATIVE DISCLOSURES	Table of Contents Index to Financial Statements
Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk with respect to our variable-rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps, collars and caps. As of December 31, 2020, of our $1.9 billion of variable-rate debt outstanding, $649.9 million is swapped to a fixed rate. We may enter into interest rate cap contracts to mitigate our exposure to rising interest rates. We have a cap contract for our $250.0 million Master Credit Facility for The Woodlands and Bridgeland, $150.0 million of which is currently outstanding and $75.0 million of which is currently capped. As the properties are placed into service and become stabilized, we typically refinance the variable-rate debt with long-term fixed-rate debt.

As of December 31, 2020, annual interest costs would increase approximately $13.0 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 7 - Mortgages, Notes and Loans Payable, Net and Note 9 - Derivative Instruments and Hedging Activities in our Consolidated Financial Statements.

The following table summarizes principal cash flows on our debt obligations and related weighted-average interest rates by expected maturity dates as of December 31, 2020:

	Contractual Maturity Date
thousands	2021	2022	2023	2024	2025	Thereafter	Total
Mortgages, notes and loans payable (a)	$321,712	$77,689	$1,091,049	$430,490	$1,136,625	$1,262,601	$4,320,166
Weighted-average interest rate	3.93%	4.18%	4.21%	4.39%	4.96%	4.12%
(a)Based on final maturity, inclusive of extension options. In February 2021, the Company issued $650 million of senior notes due 2029 and $650 million of senior notes due 2031 and used the proceeds to repay approximately $280 million of outstanding loans maturing in 2021 as well as $1 billion of senior notes due in 2025.
HHC 2020 FORM 10-K | 71

FINANCIAL STATEMENTS INDEX	Table of Contents Index to Financial Statements
Item 8.  Financial Statements and Supplementary Data

HHC 2020 FORM 10-K | 72

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
The Howard Hughes Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Howard Hughes Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
HHC 2020 FORM 10-K | 73

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements

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
Houston, Texas
February 25, 2021

HHC 2020 FORM 10-K | 74

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except par values and share amounts	2020	2019
ASSETS
Investment in real estate:
Master Planned Communities assets	$1,687,519	$1,655,674
Buildings and equipment	4,115,493	3,813,595
Less: accumulated depreciation	(634,064)	(507,933)
Land	363,447	353,022
Developments	1,152,674	1,445,997
Net property and equipment	6,685,069	6,760,355
Investment in real estate and other affiliates	377,145	121,757
Net investment in real estate	7,062,214	6,882,112
Net investment in lease receivable	2,926	79,166
Cash and cash equivalents	1,014,686	422,857
Restricted cash	228,311	197,278
Accounts receivable, net	7,437	12,279
Municipal Utility District receivables, net	314,394	280,742
Notes receivable, net	622	36,379
Deferred expenses, net	112,097	133,182
Operating lease right-of-use assets, net	56,255	69,398
Prepaid expenses and other assets, net	341,390	300,373
Total assets	$9,140,332	$8,413,766

LIABILITIES
Mortgages, notes and loans payable, net	$4,287,369	$4,096,470
Operating lease obligations	68,929	70,413
Deferred tax liabilities	187,639	180,748
Accounts payable and accrued expenses	852,258	733,147
Total liabilities	5,396,195	5,080,778

Commitments and Contingencies (see Note 10)	—	—
Redeemable noncontrolling interest	29,114	—

EQUITY
Preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $0.01 par value; 150,000,000 shares authorized, 56,042,814 issued and 54,972,256 outstanding as of December 31, 2020, and 43,635,893 shares issued and 42,585,633 outstanding as of December 31, 2019	562	437
Additional paid-in capital	3,947,278	3,343,983
Accumulated deficit	(72,556)	(46,385)
Accumulated other comprehensive loss	(38,590)	(29,372)
Treasury stock, at cost, 1,070,558 and 1,050,260 shares as of December 31, 2020 and 2019	(122,091)	(120,530)
Total stockholders' equity	3,714,603	3,148,133
Noncontrolling interests	420	184,855
Total equity	3,715,023	3,332,988
Total liabilities and equity	$9,140,332	$8,413,766

See Notes to Consolidated Financial Statements.
HHC 2020 FORM 10-K | 75

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands except per share amounts	2020	2019	2018
REVENUES
Condominium rights and unit sales	$1,143	$448,940	$357,720
Master Planned Communities land sales	233,044	330,146	261,905
Rental revenue	323,182	278,806	257,308
Other land, rental and property revenues	105,048	206,966	160,519
Builder price participation	37,072	35,681	27,085
Total revenues	699,489	1,300,539	1,064,537

EXPENSES
Condominium rights and unit cost of sales	108,229	369,759	262,562
Master Planned Communities cost of sales	101,505	141,852	124,214
Operating costs	226,791	294,486	248,029
Rental property real estate taxes	52,815	36,861	32,183
Provision for (recovery of) doubtful accounts	6,009	(414)	6,078
Demolition costs	—	855	17,329
Development-related marketing costs	8,166	23,067	29,249
General and administrative	109,402	162,506	110,582
Depreciation and amortization	217,467	155,798	126,565
Total expenses	830,384	1,184,770	956,791

OTHER
Provision for impairment	(48,738)	—	—
Gain (loss) on sale or disposal of real estate and other assets, net	59,942	22,362	(4)
Other income (loss), net	130	12,179	(936)
Total other	11,334	34,541	(940)

Operating income (loss)	(119,561)	150,310	106,806

Selling profit from sales-type leases	—	13,537	—
Interest income	2,368	9,797	8,486
Interest expense	(132,257)	(105,374)	(82,028)
Gain (loss) on extinguishment of debt	(13,169)	4,641	—
Equity in earnings (losses) from real estate and other affiliates	271,099	30,629	39,954
Income (loss) before income taxes	8,480	103,540	73,218
Income tax expense (benefit)	11,653	29,245	15,492
Net income (loss)	(3,173)	74,295	57,726
Net (income) loss attributable to noncontrolling interests	(22,981)	(339)	(714)
Net income (loss) attributable to common stockholders	$(26,154)	$73,956	$57,012

Basic income (loss) per share	$(0.50)	$1.71	$1.32
Diluted income (loss) per share	$(0.50)	$1.71	$1.32
See Notes to Consolidated Financial Statements.
HHC 2020 FORM 10-K | 76

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
thousands	2020	2019	2018
Net income (loss)	$(3,173)	$74,295	$57,726
Other comprehensive income (loss)
Interest rate swaps (a)	(23,070)	(21,184)	(63)
Capitalized swap interest (expense) income (b)	—	(73)	30
Pension adjustment (c)	(84)	11	759
Adoption of ASU 2018-02 (d)	—	—	(1,148)
Adoption of ASU 2017-12 (e)	—	—	(739)
Deconsolidation of 110 North Wacker (f)	12,934	—	—
Share of investee's other comprehensive income (g)	1,002	—	—
Other comprehensive income (loss)	(9,218)	(21,246)	(1,161)
Comprehensive income (loss)	(12,391)	53,049	56,565
Comprehensive (income) loss attributable to noncontrolling interests	(22,981)	(339)	(714)
Comprehensive income (loss) attributable to common stockholders	$(35,372)	$52,710	$55,851
(a)Amounts are shown net of deferred tax benefit of $5.3 million for the year ended December 31, 2020, $6.2 million for the year ended December 31, 2019, and $0.3 million for the year ended December 31, 2018.
(b)The deferred tax impact was not meaningful for the years ended December 31, 2020, 2019 and 2018.
(c)The deferred tax impact is not meaningful for the years ended December 31, 2020 and 2019. Amount is net of deferred tax expense of $0.5 million for the year ended December 31, 2018.
(d)The Company adopted Accounting Standards Update (ASU) 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, as of January 1, 2018.
(e)The Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, as of January 1, 2018.
(f)This amount represents the derecognition of Other comprehensive income (loss) related to interest rate collars on the 110 North Wacker debt, shown net of deferred tax expense of $1.0 million.
(g)The amount for 2020 is shown net of deferred tax expense of $0.3 million.

See Notes to Consolidated Financial Statements.

HHC 2020 FORM 10-K | 77

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Additional		Other			Total
thousands except shares	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	Equity	Interests (a)	Equity
Balance, January 1, 2018	43,300,253	$433	$3,302,502	$(109,508)	$(6,965)	(29,373)	$(3,476)	$3,182,986	$5,565	$3,188,551
Net income	—	—	—	57,012	—	—	—	57,012	714	57,726
Preferred dividend payment on behalf of subsidiary	—	—	—	—	—	—	—	—	(11)	(11)
Interest rate swaps, net of tax of $342	—	—	—	—	(63)	—	—	(63)	—	(63)
Pension adjustment, net of tax of $467	—	—	—	—	759	—	—	759	—	759
Capitalized swap interest, net of tax of $8	—	—	—	—	30	—	—	30	—	30
Adoption of ASU 2014-09 (b)	—	—	—	(69,732)	—	—	—	(69,732)	—	(69,732)
Adoption of ASU 2017-12	—	—	—	739	(739)	—	—	—	—	—
Adoption of ASU 2018-02	—	—	—	1,148	(1,148)	—	—	—	—	—
Restricted stock activity	—	—	—	—	—	(14,556)	(1,447)	(1,447)	—	(1,447)
Repurchase of common shares	—	—	—	—	—	(475,920)	(57,267)	(57,267)	—	(57,267)
Contributions to joint ventures	—	—	—	—	—	—	—	—	99,646	99,646
Stock plan activity	211,220	3	19,931	—	—	—	—	19,934	—	19,934
Balance, December 31, 2018	43,511,473	$436	$3,322,433	$(120,341)	$(8,126)	(519,849)	$(62,190)	$3,132,212	$105,914	$3,238,126
Net income	—	—	—	73,956	—	—	—	73,956	339	74,295
Interest rate swaps, net of tax of $6,161	—	—	—	—	(21,184)	—	—	(21,184)	—	(21,184)
Pension adjustment, net of tax of $41	—	—	—	—	11	—	—	11	—	11
Capitalized swap interest, net of tax of $20	—	—	—	—	(73)	—	—	(73)	—	(73)
Deconsolidation of equity investments	—	—	—	—	—	—	—	—	(3,750)	(3,750)
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	—	—	(2,538)	(2,538)
Restricted stock activity	927	—	—	—	—	(34,411)	(4,417)	(4,417)	—	(4,417)
Repurchase of common shares	—	—	—	—	—	(496,000)	(53,923)	(53,923)	—	(53,923)
Contributions to joint ventures	—	—	—	—	—	—	—	—	84,890	84,890
Stock plan activity	123,493	1	21,550	—	—	—	—	21,551	—	21,551
Balance, December 31, 2019	43,635,893	$437	$3,343,983	$(46,385)	$(29,372)	(1,050,260)	$(120,530)	$3,148,133	$184,855	$3,332,988
Net income(loss), excluding $22,881 attributable to redeemable noncontrolling interest	—	—	—	(26,154)	—	—	—	(26,154)	100	(26,054)
Interest rate swaps, net of tax of $5,260	—	—	—	—	(23,070)	—	—	(23,070)	—	(23,070)
Pension adjustment, net of tax of $87		—	—	—	(84)	—	—	(84)	—	(84)
Reclassification of redeemable noncontrolling interest to temporary equity	—	—	—	—	—	—	—	—	(6,091)	(6,091)
Share of investee's other comprehensive income, net of tax of $285	—	—	—	—	1,002	—	—	1,002	—	1,002
Derecognition of 110 North Wacker, net of tax of $951 (c)	—	—	—	1	12,934	—	—	12,935	(178,444)	(165,509)
Adoption of ASU 2016-13 (d)	—	—	—	(18)	—	—	—	(18)	—	(18)
Issuance of common shares	12,270,900	123	593,493	—	—	—	—	593,616	—	593,616
Stock plan activity	136,021	2	9,802	—	—	(20,298)	(1,561)	8,243	—	8,243
Balance, December 31, 2020	56,042,814	$562	$3,947,278	$(72,556)	$(38,590)	(1,070,558)	$(122,091)	$3,714,603	$420	$3,715,023
(a)Excludes redeemable noncontrolling interest, which is reflected in temporary equity. See Note 3 - Acquisitions and Dispositions.
(b)Related to the adoption of ASU 2014-09, Revenues from Contracts with Customers (Topic 606) and all its related amendments as of January 1, 2018.
(c)Related to deconsolidation of 110 North Wacker. Refer to Note 3 - Acquisitions and Dispositions for additional information.
(d)Related to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) and all its related amendments as of January 1, 2020.

See Notes to Consolidated Financial Statements.
HHC 2020 FORM 10-K | 78

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
THE HOWARD HUGHES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,173)	$74,295	$57,726
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	198,556	143,698	113,518
Amortization	18,200	10,684	13,047
Amortization of deferred financing costs	13,301	11,726	9,347
Amortization of intangibles other than in-place leases	680	788	1,681
Straight-line rent amortization	(14,204)	(5,652)	(12,584)
Deferred income taxes	10,827	27,818	16,195
Restricted stock and stock option amortization	5,983	19,502	12,128
Net gain on sale of properties	(13,710)	(22,669)	—
Net gain on sale of equity method investments	(1,076)	—	—
Net gain on sale of lease receivable	(38,124)	—	—
Proceeds from the sale of lease receivable	64,155	—	—
Selling profit from sales-type leases	—	(13,537)	—
(Gain) loss on extinguishment of debt	9,604	(4,851)	—
Impairment charges	62,384	—	—
Equity in (earnings) losses from real estate and other affiliates, net of distributions	(264,416)	(9,585)	(24,809)
Provision for doubtful accounts	21,403	3,920	6,078
Master Planned Community land acquisitions	—	(752)	(3,565)
Master Planned Community development expenditures	(228,402)	(238,806)	(195,504)
Master Planned Community cost of sales	91,383	119,429	113,282
Condominium development expenditures	(244,642)	(211,617)	(289,084)
Condominium rights and units cost of sales	100,584	369,759	262,562
Net Changes:
Accounts and notes receivable	78,647	24,519	26,209
Prepaid expenses and other assets	(31,467)	3,147	(6,942)
Condominium deposits received	115,090	(68,842)	108,061
Deferred expenses	(23,289)	(52,503)	(17,697)
Accounts payable and accrued expenses	(1,162)	27,261	20,676
Other, net	—	—	195
Cash provided by (used in) operating activities	(72,868)	207,732	210,520

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(1,611)	(6,951)	(4,485)
Operating property improvements	(39,863)	(55,524)	(47,750)
Property development and redevelopment	(430,498)	(674,244)	(572,966)
Acquisition of assets	—	(565,552)	(234,541)
Proceeds from sales of properties	24,373	67,110	—
Reimbursements under tax increment financings	6,703	6,883	22,651
Notes issued to real estate and other affiliates and third party	—	—	(3,795)
Distributions from real estate and other affiliates	16,232	1,437	1,732
Investments in real estate and other affiliates, net	(3,882)	(6,056)	(2,617)
Cash used in investing activities	(428,546)	(1,232,897)	(841,771)
HHC 2020 FORM 10-K | 79

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements

	Year Ended December 31,
thousands	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes and loans payable	1,403,923	1,292,083	1,172,622
Principal payments on mortgages, notes and loans payable	(867,935)	(386,489)	(838,462)
Proceeds from issuance of common stock	593,574	—	—
Purchase of treasury stock	—	(53,922)	(58,715)
Special Improvement District bond funds released from (held in) escrow	10,151	6,077	8,051
Deferred financing costs and bond issuance costs, net	(17,844)	(19,639)	(15,833)
Taxes paid on stock options exercised and restricted stock vested	(2,229)	(5,449)	(3,995)
Gain on unwinding of swaps	—	—	16,104
Stock options exercised	4,638	3,535	11,748
Issuance of noncontrolling interests	—	84,889	99,646
Cash provided by financing activities	1,124,278	921,085	391,166
Net change in cash, cash equivalents and restricted cash	622,864	(104,080)	(240,085)
Cash, cash equivalents and restricted cash at beginning of period	620,135	724,215	964,300
Cash, cash equivalents and restricted cash at end of period	$1,242,999	$620,135	$724,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$179,355	$168,925	$149,693
Interest capitalized	70,258	73,002	77,918
Income taxes paid (refunded), net	(2,409)	(2,138)	70

NON-CASH TRANSACTIONS
Initial recognition of ASC 842 operating leases ROU asset	493	72,106	—
Initial recognition of ASC 842 operating lease obligation	493	71,888	—
Accrued property improvements, developments and redevelopments	(92,383)	14,454	—
Special Improvement District bond transfers associated with land sales	10,122	22,423	10,937
Accrued interest on construction loan borrowing	9,743	10,154	7,584
Acquisition of below-market lease intangible	—	—	1,903
Capitalized stock compensation	1,158	1,443	2,434
Special Improvement District bonds held in third party escrow	—	9,686	—
See Notes to Consolidated Financial Statements.
HHC 2020 FORM 10-K | 80

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

1. Summary of Significant Accounting Policies

General The Howard Hughes Corporation is a Delaware corporation that was formed on July 1, 2010. Together with its subsidiaries (herein, HHC or the Company), HHC develops Master Planned Communities (MPC) and residential condominiums, transforms a multi-block district largely under private management in New York City into a lifestyle destination (Seaport District), invests in other strategic real estate opportunities in the form of entitled and unentitled land and other development rights (Strategic Developments) and owns, manages and operates real estate assets currently generating revenues (Operating Assets), which may be redeveloped or repositioned from time to time.

Certain amounts in the 2019 and 2018 results of operations have been reclassified to conform to the current presentation. Specifically, the Company reclassified minimum rents, tenant recoveries and interest income from sales-type leases to Rental revenue; hospitality revenues, other land revenues and other rental and property revenues to Other land, rental and property revenues; and master planned communities operations, other property operating costs, rental property maintenance costs and hospitality operating costs to Operating costs. In addition, certain labor costs previously presented in the MPC property operating costs were reclassified to corporate General and administrative expense.

COVID-19 Pandemic The outbreak of COVID-19 in 2020 resulted in a global slowdown of economic activity including worldwide travel restrictions, prohibitions of non-essential work activities, disruption and shutdown of businesses and greater uncertainty in global financial markets, all of which resulted in COVID-19 having an impact on the Company’s financial performance in fiscal 2020. As this pandemic endures and continues to have an impact on global economic activity, the extent to which COVID-19 adversely impacts the Company’s future business operations, financial performance and results of operations will depend on many factors outside the Company's control. The significance, extent and duration of such impact remains largely uncertain and dependent on future developments that cannot be accurately predicted. The future developments include, but are not limited to: (1) the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States and other regions in which the Company operates; (2) the extent and effectiveness of the containment measures taken and distribution and continued efficacy of the vaccine; and (3) the response of the overall economy, the financial markets and the population, particularly in areas in which the Company operates.

Principles of Consolidation and Basis of Presentation The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), with all intercompany balances eliminated. The presentation includes the accounts of the Company and those entities in which HHC has a controlling financial interest. The Company also consolidates certain variable interest entities (VIEs) in accordance with Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 810 Consolidation (ASC 810). The outside equity interests in certain entities controlled by the Company are reflected in the Consolidated Financial Statements as noncontrolling interests.

Use of Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions include, but are not limited to, capitalization of development costs, provision for income taxes, future cash flows used in impairment analysis and fair value used in impairment calculations, recoverable amounts of receivables and deferred tax assets, initial valuations of tangible and intangible assets acquired and the related useful lives of assets upon which depreciation and amortization is based. Estimates and assumptions have also been made with respect to future revenues and costs, and the fair value of warrants, debt and options granted. In particular, MPC cost of sales estimates are highly judgmental as they are sensitive to cost escalation, sales price escalation and lot absorption, which are subject to judgment and affected by expectations about future market or economic conditions. Actual results could differ from these and other estimates. It is reasonably possible these estimates will change in the near term due to the rapid development and fluidity of the events and circumstances resulting from the COVID-19 pandemic.

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

HHC 2020 FORM 10-K | 81

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
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

The Company periodically reviews the estimated useful lives of properties. Depreciation or amortization expense is computed using the straight‑line method based upon the following estimated useful lives:

Asset Type	Years	Balance Sheet Location
Buildings and improvements	7 - 40	Buildings and Equipment
Equipment and fixtures	5 - 20	Buildings and Equipment
Computer hardware and software, and vehicles	3 - 5	Buildings and Equipment
Tenant improvements	Lesser of lease term or useful life	Buildings and Equipment
Leasing costs	Related lease term	Prepaid expenses and other assets, net

From time to time, the Company may reassess the development strategies for certain buildings and improvements which results in changes to the Company’s estimate of their remaining useful lives. The Company did not recognize additional depreciation expense of significance for the years ended December 31, 2020, 2019 and 2018.

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

Developments consist of the following categories as of December 31:

thousands	2020	2019
Land and improvements	$407,926	$423,520
Development costs	744,748	1,022,477
Total Developments	$1,152,674	$1,445,997

Real Estate and Other Affiliates In the ordinary course of business, HHC enters into partnerships or joint ventures primarily for the development and operation of real estate assets which are referred to as Real estate and other affiliates. The Company assesses its joint ventures at inception to determine if any meet the qualifications of a VIE. HHC considers a partnership or joint venture a  VIE if: (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity); or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. Upon the occurrence of certain events outlined in ASC 810, the Company reassesses its initial determination of whether the partnership or joint venture is a VIE.

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
HHC 2020 FORM 10-K | 82

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
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

Under the equity method, the cost of an investment is adjusted for the Company’s share of the equity in earnings or losses of such Real Estate Affiliates from the date of investment and reduced by distributions received. Generally, the operating agreements with respect to Real estate and other affiliates provide that assets, liabilities and funding obligations are shared in accordance with HHC’s ownership percentages. The Company generally also shares in the profit and losses, cash flows and other matters relating to its Real estate and other affiliates in accordance with the respective ownership percentages. For certain equity method investments, when the preferences on profit sharing on liquidation rights and priorities differ from the ownership percentages, HHC considers ASC 970 and applies the Hypothetical Liquidation Book Value (HLBV) method. Under this method, the Company recognizes income or loss based on the change in the underlying share of the venture’s net assets on a hypothetical liquidation basis as of the reporting date.

Acquisitions of Properties The Company accounts for the acquisition of real estate properties in accordance with ASC 805 Business Combinations (ASC 805). This methodology requires that assets acquired and liabilities assumed be recorded at their fair values on the date of acquisition.

Costs directly related to asset acquisitions are considered additions to the purchase price and increase the cost basis recorded for the Investment in Real Estate. Acquisition costs related to the acquisition of a business are expensed as incurred.

The fair value of tangible assets of an acquired property (which includes land, buildings and improvements) is determined by valuing the property as if it were vacant, and the as-if-vacant value is then allocated to land, buildings and improvements based on management’s determination of the fair value of these assets. The as-if-vacant values are derived from several sources which incorporate significant unobservable inputs that are classified as Level 3 inputs in the fair value hierarchy and primarily include a discounted cash flow analysis using discount and capitalization rates based on recent comparable market transactions, where available.

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
HHC 2020 FORM 10-K | 83

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

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

Impairment indicators for Operating Assets are assessed for each property and include, but are not limited to, significant decreases in net operating income, significant decreases in occupancy, ongoing low occupancy and significant net operating losses.

Impairment indicators for Seaport District include, but are not limited to, significant changes in projected completion dates, operating revenues or cash flows, development costs, ongoing low occupancy, and market factors.

Impairment indicators for assets in the Strategic Developments are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors, significant decreases in comparable property sale prices and feasibility.

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

With respect to HHC’s Investment in real estate and other affiliates, a series of operating losses of an underlying asset or other factors may indicate that a decrease in value has occurred which is other‑than‑temporary. The investment in each real estate and other affiliate is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other‑than‑temporary. If the decrease in value of an investment in a real estate and other affiliate is deemed to be other‑than‑temporary, HHC’s investment is reduced to its estimated fair value. In addition to the property‑specific impairment analysis that are performed on the underlying assets of the investment, the Company also considers the ownership, distribution preferences, limitations and rights to sell and repurchase its ownership interests.

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

HHC recorded impairments of $48.7 million for the year ended December 31, 2020. For the years ended December 31, 2019 and 2018, HHC evaluated whether impairment indicators existed at any of its assets and concluded there were no impairments. Please refer to Note 4 - Impairment for additional information.

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

Restricted Cash Restricted cash reflects amounts segregated in escrow accounts in the name of the Company, primarily related to escrowed condominium deposits by buyers and other amounts related to taxes, insurance and legally restricted security deposits and leasing costs.

HHC 2020 FORM 10-K | 84

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Operating Lease Collectibility On a quarterly basis, management reviews tenant rents, tenant recoveries and straight-line rent assets for collectibility. As required under ASC 842 - Leases, this analysis includes a review of past due accounts and considers factors such as the credit quality of tenants, current economic conditions and changes in customer payment trends. When full collection of a lease receivable or future lease payment is not probable, a reserve for the receivable balance is charged against rental revenue and future rental revenue is recognized on a cash basis. Due to the impacts of COVID-19 on the collectability of tenant receivables, the Company completed an analysis of its collections and determined full collection of outstanding tenant rents and recoveries was not probable for a number of retail tenants. In addition, the Company determined that a reserve for estimated losses under ASC 450 - Contingencies is required as the amount is probable and can be reasonably estimated.

Therefore, for the year ended December 31, 2020, the Company recognized a total impact of $27.8 million in the Consolidated Statement of Operations, comprised of a $21.8 million charge against Rental revenue related to ASC 842 and a $6.0 million charge to the Provision for (recovery of) doubtful accounts related to ASC 450. For the year ended December 31, 2019, the company recognized a charge of $6.3 million against Rental revenue related to ASC 842.

Accounts Receivable, net Accounts receivable includes tenant rents, tenant recoveries and other receivables. Accounts receivables are shown net of allowances for doubtful accounts of $24.0 million as of December 31, 2020, and $15.6 million as of December 31, 2019.

Notes Receivable, net Notes receivable, net includes non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. Subsequent to initial recognition, they are recorded at amortized cost less any provision for impairment as required under ASC 326 - Financial Instruments - Credit Losses. Refer to discussion below for information related to the adoption of ASC 326 in 2020.

Municipal Utility District Receivables, net In Houston, Texas, certain development costs are reimbursable through the creation of a Municipal Utility District (MUD), also known as Water Control and Improvement Districts, which are separate political subdivisions authorized by Article 16, Section 59 of the Texas Constitution and governed by the Texas Commission on Environmental Quality (TCEQ). MUDs are formed to provide municipal water, wastewater, drainage services, recreational facilities and roads to those areas where they are currently unavailable through the regular city services. Typically, the developer advances funds for the creation of the facilities, which must be designed, bid and constructed in accordance with the City of Houston’s and TCEQ requirements.

The MUD Board of Directors authorizes and approves all MUD development contracts, and MUD bond sale proceeds are used to reimburse the developer for its construction costs, including interest. At the date the expenditures occur, the Company determines the costs it believes will be eligible for reimbursement and recognizes that as MUD receivables. These expenditures are subject to review by the MUD engineers for eligibility in accordance with the development contracts as part of the process for reimbursement. MUD receivables are pledged as security to creditors under the debt facilities relating to Bridgeland and The Woodlands MPCs.

Prepaid Expenses and Other Assets, net The major components of Prepaid expenses and other assets, net include Straight-line rent assets, Condominium inventory, Special Improvement District (SID) receivables, Various Intangibles, and prepaid expenses related to the Company’s properties. Straight-line rent assets are shown net of allowances for doubtful accounts of $9.0 million as of December 31, 2020, and $1.0 million as of December 31, 2019.

SID receivables are amounts due from SID bonds related to the Company’s Summerlin MPC. Proceeds from SID bonds are held in escrow by a third-party and are used to reimburse the Company for a portion of the development costs incurred in Summerlin. SID receivables are $54.8 million as of December 31, 2020, and $43.0 million as of December 31, 2019.

Tax increment financing (TIF) receivables are amounts which the Company has submitted for reimbursement from Howard County, Maryland, in conjunction with development costs expended on key roads and infrastructure work within the Merriweather District of Columbia specified per the terms of the county’s TIF legislation and Special Obligation Bonds issued in October 2017. TIF receivables are $0.9 million as of December 31, 2020, and $3.9 million as of December 31, 2019.

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
HHC 2020 FORM 10-K | 85

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
attributable to the acquisition of the joint venture partner’s interest in the Las Vegas Aviators baseball team, are not amortized. The Company reviews for any changes in business that would lead to a reconsideration that the life is finite and should be subject to amortization.

Income Taxes The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards.

The Company periodically assesses the realizability of its deferred tax assets. If the Company concludes that it is more likely than not that some of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including expectations of future taxable income, carryforward periods available to the Company for tax reporting purposes, various income tax strategies and other relevant factors. In addition, interest and penalties related to uncertain tax positions, if necessary, are recognized in income tax expense.

In the Company’s MPCs, gains with respect to land sales, whether for commercial use or for single family residences, are reported for tax purposes either on the modified accrual method or on the percentage-of-completion method. Under the percentage-of-completion method, a gain is recognized for tax purposes as costs are incurred in satisfaction of contractual obligations.

Deferred Expenses, net Deferred expenses consist principally of leasing costs. Deferred leasing costs are amortized to amortization expense using the straight‑line method over the related lease term. Deferred expenses are shown net of accumulated amortization of $39.7 million as of December 31, 2020 and $31.7 million as of December 31, 2019.

Marketing and Advertising Each of the Company’s segments incur various marketing and advertising costs as part of their development, branding, leasing or sales initiatives. These costs include special events, broadcasts, direct mail and online digital and social media programs, and they are expensed as incurred.

Fair Value of Financial Instruments The carrying values of cash and cash equivalents, marketable securities, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.

Derivative Instruments and Hedging Activities Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported as a component of Net Income in the Consolidated Statements of Operations or as a component of Comprehensive Income in the Equity on the Consolidated Balance Sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. The Company accounts for the changes in the fair value of an effective hedge in other comprehensive income (loss) and subsequently reclassifies the balance from other comprehensive income (loss) to earnings over the term that the hedged transaction affects earnings. The Company accounts for the changes in the fair value of an ineffective hedge directly in earnings.

Stock-Based Compensation The Company applies the provisions of ASC 718 Stock Compensation which requires all share‑based payments to be recognized in the Consolidated Statements of Operations based on their fair values. The Company grants various types of stock-based awards including stock options, restricted stock awards and performance-based awards. The fair value of stock option awards is determined using the Black-Scholes option-pricing model. Restricted stock awards are valued using the market price of the Company’s common stock on the grant date. For performance-based awards, the fair value of the market-condition portion of the award is measured using a Monte Carlo simulation, and the performance-condition portion is measured at the market price of Company’s common stock on the grant date. The Company records compensation cost for stock-based compensation awards over the requisite service period. If the requisite service period is satisfied, compensation cost is not adjusted unless the award contains a performance condition. If an award contains a performance condition, expense is recognized only for those shares that ultimately vest using the per-share fair value measured at the grant date. The Company recognizes forfeitures as they occur. See Note 11 - Stock-Based Compensation Plans for additional information.

HHC 2020 FORM 10-K | 86

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
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

Master Planned Community Land Sales Revenues from land sales are recognized at a point in time when the land sale closing process is complete. The transaction price generally has both fixed and variable components, with the fixed price stipulated in the contract and representative of a single performance obligation. See Builder Price Participation (BPP) below for a discussion of the variable component. The fixed transaction price, which is the amount of consideration received in full upon transfer of the land title to the buyer, is allocated to this single obligation and is received at closing of the land sale less any amounts previously paid on deposit.

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

Builder Price Participation BPP is the variable component of the transaction price for Master Planned Communities Land Sales. BPP is earned when a developer that acquired land from HHC develops and sells a home to an end user at a price higher than a predetermined breakpoint. The excess over the breakpoint is shared between HHC and the developer at the time of closing on the sale of the home based on a percentage previously agreed upon. The Company concluded that as of December 31, 2020, BPP was constrained, as discussed below, and accordingly, the Company did not recognize an estimate of variable consideration. The Company’s conclusion is based on the following factors:
–BPP is highly susceptible to factors outside HHC’s influence such as unemployment and interest rates
–the time between the sale of land to a homebuilder and closing on a completed home can take up to three years
–historical experience is of little value when it comes to predicting future home prices
HHC 2020 FORM 10-K | 87

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

The Company evaluates contracts with homebuilders with respect to BPP at each reporting period to determine whether a change in facts and circumstances has eliminated the constraint and will record an estimate of BPP revenue, if applicable.

For Condominium Rights and Unit Sales, Master Planned Community Land Sales and Builder Price Participation the Company elected the practical expedient to not adjust promised amount of consideration for the effects of a significant financing component when the period between transfer of the promised asset and payment is expected to be one year or less.

Rental Revenues Revenue associated with the Company’s operating assets includes minimum rent, percentage rent in lieu of fixed minimum rent, tenant recoveries and overage rent.

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

Other Land, Rental and Property Revenues - Over Time and Point in Time Other land revenues recognized over time include ground maintenance revenue, homeowner association management fee revenue and revenue from providing exclusive cable and internet services at the Company’s MPCs for the benefit of the tenants and owners of the communities. These revenues are recognized over time, as time elapses. The amount of consideration and the duration are fixed, as stipulated in the related agreements, and represent a single performance obligation.

Other land revenues also include transfer fees on the secondary sales of homes in MPCs, forfeitures of earnest money deposits by buyers of HHC’s condominium units and other miscellaneous items. These items are recognized at a point in time when the real estate closing process is complete or HHC has a legal right to the respective fee or deposit.

Other rental and property revenues related to contracts with customers is generally comprised of baseball related ticket sales, retail operations, food sales, advertising and sponsorships. Season ticket sales are recognized over time as games take place. Single tickets and total net sales from retail operations are recognized at a point in time, at the time of sale when payment is received and the customer takes possession of the merchandise. In all cases, the transaction prices are fixed, stipulated in the ticket, contract or product, and representative in each case of a single performance obligation. Events-related service revenue is recorded at the time the customer receives the benefit of the service.

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

HHC 2020 FORM 10-K | 88

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Noncontrolling interest As of December 31, 2020, Noncontrolling interests is related to the Ward Village Homeowners’ Associations (HOAs). All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to common stockholders. As of December 31, 2019, Noncontrolling interests is related to the HOAs, as well as noncontrolling interest in the 110 North Wacker venture. See Note 3 - Real Estate and Other Affiliates for details on the 110 North Wacker ownership structure.

Redeemable Noncontrolling Interest As of December 31, 2020, Redeemable noncontrolling interest relates to a local developer’s interest in the 110 North Wacker project. This noncontrolling interest holder has the right to require the Company to purchase its interest if 110 North Wacker has not been sold or refinanced (with distributions made to the local developer and Company sufficient to repay all capital contributions) by a certain date. As exercise of this put right is outside of the Company’s control, the noncontrolling interest is presented as redeemable noncontrolling interest outside of stockholders’ equity on the Consolidated Balance Sheets. See Note 2 - Real Estate and Other Affiliates for additional information.

Corporate Restructuring During the fourth quarter ended December 31, 2019, the Company initiated a plan to strategically realign and streamline certain aspects of its business, including selling approximately $2.0 billion of non-core assets, reducing overhead and relocating its corporate headquarters. Charges of $34.3 million associated with retention and severance expenses were recorded in 2019, and $2.6 million was recorded in 2020. The Company expects to incur an additional $0.2 million to $0.5 million related to relocation, retention and severance expenses in 2021. The restructuring costs are included in Corporate income, expenses and other items in Note 18 - Segments.

Details of the plan activities during the year ended December 31, 2020, are as follows:

thousands	Restructuring Costs
Balance at December 31, 2019	$9,685
Charges (a)	2,650
Charges paid/settled (a)	(12,035)
Balance at December 31, 2020	$300
(a)Charges relate to relocation, retention and severance expenses and are included in General and administrative expense in the accompanying Consolidated Statement of Operations.
Executive Transition On September 17, 2020, Paul Layne retired as Chief Executive Officer and simultaneously agreed to step down from the Company’s Board of Directors. David O’Reilly, the Company’s President and Chief Financial Officer, was appointed to serve as interim Chief Executive Officer.

Pursuant to a Separation and Release Agreement between Mr. Layne and the Company, the Company agreed to continue to pay Mr. Layne his base salary, and permit him to continue participating in Company benefit programs, through November 16, 2020, and to credit Mr. Layne through that date for purposes of calculating the prorated target bonus included in his severance package. In September 2020, the Company recognized $1.4 million in expense related to Mr. Layne’s salary and benefits through November 16, 2020, cash severance, restricted stock acceleration, prorated bonus and forfeited options.

On December 1, 2020, the Company announced that Mr. O’Reilly had been appointed Chief Executive Officer effective December 1, 2020. In addition, the Board of Directors of the Company appointed Mr. O’Reilly to serve as a Director on the Board effective December 1, 2020. Mr. O’Reilly will not receive any compensation for his service on the Board and will continue to serve as the Company’s Chief Financial Officer until his successor is duly qualified and appointed by the Board.

Further on December 1, 2020, the Company announced that the Board appointed L. Jay Cross as the Company’s President. Mr. Cross will be responsible for overseeing the development of Company's portfolio of master planned communities and mixed-use developments. Mr. Cross joined The Howard Hughes Corporation following his role as President of Related Hudson Yards. In that role, he led the development of a $20 billion, 28-acre project in the west side of Manhattan. Previously, Mr. Cross served as President of the New York Jets and led the development of the $1.3 billion MetLife Stadium, the team's joint venture with the New York Giants. Prior to his work in the New York region, Mr. Cross served as President of Business Operations for the NBA's Miami Heat and was responsible for the development of the AmericanAirlines Arena.

Impact of New Accounting Standard Related to Financial Instruments - Credit Losses In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Financial Instruments - Credit Losses (ASC 326). The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and requires the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities are
HHC 2020 FORM 10-K | 89

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
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

The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized costs. Results for reporting periods beginning after January 1, 2020, are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $18.0 thousand as of January 1, 2020, for the cumulative effect of adopting ASU 2016-13.

The Company is exposed to credit losses through the sale of goods and services to the Company’s customers. Receivables held by the Company primarily relate to short-term trade receivables and financing receivables, which include MUD receivables, SID bonds, TIF receivables, net investments in lease receivables, and notes receivable. The Company assesses its exposure to credit loss based on historical collection experience and future expectations by portfolio segment. Historical collection experience is evaluated on a quarterly basis by the Company.

The following table summarizes the amortized cost basis of financing receivables by receivable type as of December 31, 2020:

thousands	MUD Receivables (a)	SID Receivables	TIF Receivables	Net Investments in Lease Receivable	Notes Receivable	Total
Ending balance as of December 31, 2020	$314,394	$54,770	$893	$2,943	$1,178	$374,178
(a)Accrued interest of $15.7 million as of December 31, 2020, and $17.3 million as of December 31, 2019, are included within Municipal Utility District receivables on the Company’s Consolidated Balance Sheets.

The following table presents the activity in the allowance for credit losses for financing receivables by receivable type for the year ended December 31, 2020:

thousands	MUD Receivables	SID Receivables	TIF Receivables	Net Investments in Lease Receivable	Notes Receivable	Trade Accounts Receivable (a)
Beginning balance as of January 1, 2020	$—	$—	$—	$17	$209	$—
Current-period provision for expected credit losses	—	—	—	—	(52)	99
Write-offs	—	—	—	—	(1)	(59)
Ending balance as of December 31, 2020	$—	$—	$—	$17	$156	$40
(a)Trade accounts receivable are presented within accounts receivable, net on the consolidated balance sheet. Accounts receivable, net also includes receivables related to operating leases. Collectability and related allowance for amounts due under operating leases is assessed under the guidance of ASC 842 and ASC 450. Reserves related to operating lease receivables are not included in the above table.

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
HHC 2020 FORM 10-K | 90

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
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

2. Real Estate and Other Affiliates

As of December 31, 2020, the Company is not the primary beneficiary of any of the investments listed below as it does not have the power to direct the activities that most significantly impact the economic performance of the ventures. As a result, the Company reports its interests in accordance with the equity method. As of December 31, 2020, approximately $545.0 million of indebtedness was secured by the properties owned by the Company’s real estate and other affiliates of which the Company’s share was $274.5 million based upon economic ownership. All of this indebtedness is without recourse to the Company, with the exception of $100.6 million related to 110 North Wacker.

Equity investments in real estate and other affiliates are reported as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
thousands except percentages	2020	2019	2020	2019	2020	2019	2018
Equity Method Investments
Operating Assets
110 North Wacker (a)	see below	see below	$261,143	$—	$(13,896)	$—	$—
The Metropolitan Downtown Columbia (b)	50.0%	50.0%	—	—	765	694	467
Stewart Title of Montgomery County, TX	50.0%	50.0%	3,924	4,175	1,250	1,105	573
Woodlands Sarofim #1	20.0%	20.0%	3,120	2,985	125	125	94
m.flats/TEN.M	50.0%	50.0%	1,247	2,431	666	(1,875)	(2,478)
Master Planned Communities
The Summit (c)	see below	see below	96,300	84,455	17,845	28,336	36,284
Seaport District
Mr. C Seaport (d)	—%	35.0%	—	7,650	(6,900)	(1,980)	(465)
Bar Wayō (Momofuku) (c)	see below	see below	7,101	7,469	(2,392)	(612)	—
Strategic Developments
Circle T Ranch and Power Center (e)	—%	50.0%	—	8,207	2,463	950	1,534
HHMK Development	50.0%	50.0%	10	10	—	—	—
KR Holdings	50.0%	50.0%	347	422	(69)	263	830
Mr. C Seaport (d)	—%	35.0%	—	—	—	—	(240)
110 North Wacker (a)	see below	see below	—	—	267,518	—	—
			373,192	117,804	267,375	27,006	36,599
Other equity investments (f)			3,953	3,953	3,724	3,623	3,355
Investments in real estate and other affiliates			$377,145	$121,757	$271,099	$30,629	$39,954
(a)During the third quarter of 2020, 110 North Wacker was completed and placed in service. This triggered a reconsideration event that resulted in the deconsolidation of 110 North Wacker and the recognition of the retained equity method investment at fair market value. The $267.5 million gain on deconsolidation was recorded in the Strategic Developments segment. The equity method investment was transferred from the Strategic Development segment to the Operating Asset segment. Refer to the discussion below for additional details.
HHC 2020 FORM 10-K | 91

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
(b)The Metropolitan Downtown Columbia was in a deficit position of $5.0 million at December 31, 2020, and $4.7 million at December 31, 2019, due to distributions from operating cash flows in excess of basis. These deficit balances are presented in Accounts payable and accrued expenses at December 31, 2020 and 2019.
(c)Refer to the discussion below for details on the ownership structure.
(d)Mr. C Seaport was transferred from Strategic Developments to Operating Assets during the three months ended September 30, 2018. During the three months ended September 30, 2020, the Company completed the sale of its 35% equity investment.
(e)The Company completed the sale of its 50.0% equity investment in Circle T Ranch and Power Center in December 2020. See Note 3 - Acquisitions and Dispositions for additional information.
(f)Other equity investments represent equity investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. See Note 1 - Summary of Significant Accounting Policies for additional information. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year 2020, or cumulatively.

Significant activity for real estate and other affiliates and the related accounting considerations are described below.

Mr. C Seaport As of December 31, 2019, the Mr. C Seaport variable interest entity (VIE) did not have sufficient equity at risk to finance its operations without additional financial support and the carrying value of the Company’s investment was classified as Investment in real estate and other affiliates on the Consolidated Balance Sheets. During the three months ended June 30, 2020, the Company recognized a $6.0 million impairment of its equity investment in Mr. C Seaport. During the three months ended September 30, 2020, the Company completed the sale of its 35% equity investment in Mr. C Seaport. Refer to Note 3 - Acquisitions and Dispositions and Note 4 - Impairment for additional information.

110 North Wacker The Company formed a partnership with a local developer (the Partnership) during the second quarter of 2017. During the second quarter of 2018, the Partnership executed an agreement with USAA related to 110 North Wacker (collectively, the local developer and USAA are the Partners) to construct and operate the building at 110 North Wacker (the Venture).

The Partnership was determined to be a VIE, and as the Company has the power to direct the activities of the Partnership that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates the Partnership. Additionally, the noncontrolling interest holder has the right to require the Company to purchase its interest in the Partnership if the Venture has not been sold or refinanced (with distributions made to the local developer and Company sufficient to repay all capital contributions), at the later of (1) the third anniversary of the issuance of the certificate of occupancy for the project or (2) the fifth anniversary of the effective date of the Partnership's LLC agreement. Therefore, the local developer’s redeemable noncontrolling interest in the Partnership is presented as temporary equity on the Consolidated Balance Sheets. As of December 31, 2020, the time restriction has not been met, and the Company believes it is not probable that the put will be redeemed. As such, the redeemable noncontrolling interest is measured at the initial carrying value plus net income (loss) attributable to the noncontrolling interest and is not adjusted to fair value.

The following table presents changes in Redeemable noncontrolling interest:

thousands	Redeemable Noncontrolling Interest
Balance as of December 31, 2019	$—
Reclassification of redeemable noncontrolling interest to temporary equity	6,091
Net income (loss) attributable to noncontrolling interest	22,881
Share of investee's other comprehensive income	142
Balance as of December 31, 2020	$29,114

Upon execution of the Venture in the second quarter of 2018, the Company contributed land with a carrying value of $33.6 million and an agreed upon fair value of $85.0 million, the local developer contributed $5.0 million in cash and USAA contributed $64.0 million in cash. USAA was required to fund up to $105.6 million in addition to its initial contribution. HHC and the local developer also had additional cash funding requirements and contributed $9.8 million and $1.1 million, respectively, during 2018. The Company and its Partners entered into a construction loan agreement further described in Note 7 - Mortgages, Notes and Loans Payable, Net. Any further cash funding requirements by the Partnership were eliminated when the construction loan increased on May 23, 2019. Concurrently with the increase in the construction loan, USAA agreed to fund an additional $8.8 million, for a total commitment of $178.4 million. No changes were made to the rights of either the Company or the Partners under the construction loan agreement.

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
HHC 2020 FORM 10-K | 92

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
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

As of September 30, 2020, the Company derecognized all assets, liabilities and noncontrolling interest related to the Venture that were previously consolidated and recognized an equity method investment of $273.6 million based on the fair value of its interest in 110 North Wacker. The Company recognized a gain of $267.5 million attributable to the initial fair value step-up at the time of deconsolidation, which is included in Equity in earnings (losses) from real estate and other affiliates on the Consolidated Statements of Operations and reported in the Strategic Developments segment for the year ended December 31, 2020. The Company utilized a third-party appraiser to measure the fair value of 110 North Wacker on an as-is basis at September 30, 2020, using the discounted cash flow approach and sales comparison approach, based on current market assumptions. Also as a result of the deconsolidation, the Company recognized an additional $15.4 million attributable to the recognition of previously eliminated development management fees, which is included in Other land, rental and property revenues on the Consolidated Statements of Operations and reported in the Strategic Developments segment for the year ended December 31, 2020. As 110 North Wacker has now been placed in service, the equity method investment was transferred from the Strategic Development segment to the Operating Asset segment.

Given the nature of the Venture’s capital structure and the provisions for the liquidation of assets, the Company’s share of the Venture’s income-producing activities is recognized based on the Hypothetical Liquidation at Book Value (HLBV) method. Under this method, the Company recognizes income or loss in Equity in earnings from real estate and other affiliates based on the change in its underlying share of the Venture’s net assets on a hypothetical liquidation basis as of the reporting date. After USAA receives a 9.0% preferred return on its capital contribution, the Partnership is entitled to cash distributions from the Venture until it receives a 9.0% return on its capital account, calculated as the initial land contribution of $85.0 million and cash contribution of $5.0 million, plus subsequent cash contributions and less subsequent cash distributions. Subsequently, USAA is entitled to cash distributions equal to 11.11% of the amount distributed to the Partnership that resulted in a 9.0% return. Thereafter, the Partnership and USAA are entitled to distributions pari passu to their profit ownership interests of 90% and 10%, respectively.

As of December 31, 2019, when the Venture was a consolidated VIE, the carrying value of the assets associated with the operations of the Venture was $393.3 million and the carrying value of the related liabilities was $186.5 million. The assets of the Venture were restricted for use only by the Venture and were not available for the Company’s general operations.

Bar Wayō During the first quarter of 2016, the Company formed Pier 17 Restaurant C101, LLC (Bar Wayō) with MomoPier, LLC (Momofuku), an affiliate of the Momofuku restaurant group, to construct and operate a restaurant and bar at Pier 17 in the Seaport District. Under the terms of the agreement, the Company will fund 89.75% of the costs to construct the restaurant, and Momofuku will contribute the remaining 10.25%.

As of December 31, 2020 and 2019, Bar Wayō is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The carrying value of Bar Wayō as of December 31, 2020, is $7.1 million and is classified as Investments in real estate and other affiliates in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of these investments is limited to the aggregate carrying value of the investments as the Company has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of this VIE.

After each member receives a 10.0% preferred return on its capital contributions, available cash will be allocated 75.0% to the Company and 25.0% to Momofuku, until each member’s unreturned capital account has been reduced to zero. Any remaining cash will be distributed 50% to each of the members. Given the nature of the Bar Wayō’s capital structure and the provisions for the liquidation of assets, the Company’s share of the Bar Wayō’s income-producing activities is recognized based on the HLBV method.

The Summit During the first quarter of 2015, the Company formed DLV/HHPI Summerlin, LLC (The Summit) with Discovery Land Company (Discovery). The Company contributed land with a carrying value of $13.4 million and transferred SID bonds related to such land with a carrying value of $1.3 million to The Summit at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre. Discovery is required to fund up to a maximum of $30.0 million of cash as their capital contribution, and the Company has no further capital obligations. The gains on the contributed land are recognized in Equity in earnings from real estate and other affiliates as The Summit sells lots.

After the Company receives its capital contribution of $125.4 million and a 5.0% preferred return on such capital contribution, Discovery is entitled to cash distributions until it has received two times its equity contribution. Any further
HHC 2020 FORM 10-K | 93

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
cash distributions are shared equally. Given the nature of The Summit’s capital structure and the provisions for the liquidation of assets, the Company’s share of The Summit’s income-producing activities is recognized based on the HLBV method.

Summarized Financial Information The following tables include relevant summarized financial statement information for all equity method investments as of December 31:

thousands	The Summit (a)(b)	110 North Wacker (c)	Other Investments (d)
Balance Sheet
2020
Total Assets	$306,541	$634,274	$247,742
Total Liabilities	207,152	415,452	166,418
Total Equity	99,389	218,822	81,324

2019
Total Assets	$221,277	$—	$324,926
Total Liabilities	136,314	—	208,991
Total Equity	84,963	—	115,935

Income Statement
2020
Revenues	$147,680	$5,333	$36,450
Gross Margin	27,064	n/a	n/a
Operating Income	n/a	(3,148)	17,100
Net income (loss)	20,426	(8,236)	11,220

2019
Revenues	$120,337	$—	$42,778
Gross Margin	32,205	n/a	n/a
Operating Income	n/a	—	16,085
Net income (loss)	26,298	—	5,162

2018
Revenues	$102,559	$—	$36,613
Gross Margin	42,338	n/a	n/a
Operating Income	n/a	—	14,495
Net income (loss)	36,697	—	6,250
(a)The Summit adopted ASU 2014-09, Revenues from Contracts with Customers (Topic 606) effective in the fourth quarter of 2019 using the modified retrospective transition method. Therefore, for 2019, revenues allocated to each of The Summit’s performance obligations is recognized over time based on an input measure of progress. Prior period amounts have not been adjusted and are recognized on a percentage of completion basis. The Summit’s adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.
(b)The decrease in gross margin for The Summit from 2018 to 2020 is primarily due to the mix of product sold in each year. Home sales, which has a lower margin than lot sales, comprised a higher percentage of revenues in both 2020 and 2019, when compared to each prior year period. Additionally, gross margin decreased from 2019 to 2020 due to an increase in projected amenity costs.
(c)The income statement amounts for 110 North Wacker only include activity for the three months ended December 31, 2020, to correspond with the period it was accounted for under the equity method. The loss for that period is the result of the asset still being in the lease-up period.
(d)Other Investments includes The Metropolitan Downtown Columbia, Stewart Title, Woodlands Sarofim #1, m.flats / TEN.M, Bar Wayō, Mr. C Seaport, Circle T Ranch and Power, HHMK Development and KR Holdings. As the Company sold its interests Mr. C Seaport and Circle T Ranch and Power in 2020, the income statement amounts only include activity through the date of sale and the balance sheet amounts do not include balances for these assets as of December 31, 2020.

HHC 2020 FORM 10-K | 94

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Previously Consolidated VIEs As of December 31, 2018, the Company was the primary beneficiary of Bridges at Mint Hill and the Ke Kilohana, Anaha, Waiea and Ae‘o Associations of Unit Owners (AOUO), none of which were related parties, and consolidated these entities in its financial statements. The Company deconsolidated the Ke Kilohana, Anaha, Waiea and Ae‘o AOUOs during the year ended December 31, 2019, as the Company no longer controlled these entities and as such, the entities no longer met the definition of a VIE. The Company sold Bridges at Mint Hill in December 2019. See Note 3 - Acquisitions and Dispositions for additional information.

3. Acquisitions and Dispositions

Acquisitions There were no acquisitions during 2020. On December 30, 2019, the Company acquired two Class AAA office towers, consisting of 1,401,611 square feet, which it has rebranded as The Woodlands Towers at The Waterway, a 125,801 square feet warehouse space and 9.3 acres of land in The Woodlands, TX for $565.0 million plus Leasing commission of $19.3 million for a total of $584.3 million in an asset acquisition. The transaction also included the acquisition of Century Park, a 63-acre, 1,302,597 square foot campus with 17 office buildings in the West Houston Energy Corridor. The Company has leased 100% of the 805,993 square foot tower and 125,801 square foot warehouse to Occidental Petroleum Corporation, the current tenant, for 13 years and is re-marketing Century Park. During 2020, the Company relocated its Dallas corporate headquarters into part of the 595,618 square foot tower in The Woodlands and will lease the remaining space. The following table summarizes the accounting of the purchase price using the income approach:

Asset Acquisition Date Fair Value thousands	The Woodlands Towers at The Waterway	The Woodlands Warehouse	Waterway Land	Century Park	Total
Building	$377,308	$4,198	$—	$24,585	$406,091
Tenant improvements	58,869	—	—	—	58,869
In-place leases	49,511	1,410	—	—	50,921
Land	11,044	4,480	11,511	19,816	46,851
Leasing commission	18,599	720	—	—	19,319
Site Improvements	1,384	190	—	667	2,241
Legal and marketing costs	16	3	—	—	19
Total (a)	$516,731	$11,001	$11,511	$45,068	$584,311
(a)Total is inclusive of the asset acquisition price as well as leasing commission paid at closing.

On September 7, 2018, the Company acquired Lakefront North, two Class-A office buildings previously occupied by CB&I and immediately adjacent to the Hughes Landing development. The Company purchased the four- and six-story buildings, totaling approximately 258,000 rentable square feet, as well as 12.9 acres of land for $53.0 million.

On June 8, 2018, the Company acquired the property at 250 Water Street, an approximately one-acre parking lot in the Seaport District. The Company purchased the site for $180.0 million plus closing costs, consisting of an initial payment of $53.1 million and a $129.7 million note payable. At acquisition, the loan had an initial interest-free term of six months with an initial maturity date of December 8, 2018, and three, six-month extension options at a rate of 6.00%. Please refer to Note 7 - Mortgages, Notes and Loans Payable, Net for details of the extinguishment of this debt and the new debt facility subsequently entered into.

Dispositions

On December 18, 2020, the Company completed the sale to its joint venture partner of its 50% equity method investment in Circle T Ranch and Power Center, a joint venture with Westlake Retail Associates for $13.0 million. The carrying value of the asset at the time of sale was approximately $11.9 million and the Company recognized a gain on sale of $1.1 million which is included in Equity in earnings (losses) from real estate and other affiliates on the Consolidated Statements of Operations.

On November 20, 2020, the Company completed the sale of its Elk Grove asset, a 64-acre land parcel in the City of Elk
Grove, California, for $24.6 million. The carrying value of the asset at the time of sale was approximately $10.8 million and the Company recognized a gain on sale of $13.7 million which is included in Gain (loss) on sale or disposal of real estate and other assets, net on the Consolidated Statements of Operations.

On July 16, 2020, the Company completed the sale to its joint venture partner of its 35% equity investment in Mr. C Seaport, a 66-room boutique hotel located at 33 Peck Slip, New York, in close proximity to the Seaport District, for
HHC 2020 FORM 10-K | 95

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
$0.8 million. The carrying value at the time of sale approximated the sales price. Refer to Note 2 - Real Estate and Other Affiliates and Note 4 - Impairment for additional information.

On June 29, 2020, the Company entered into an agreement terminating a participation right contained in the contract for the sale of West Windsor that occurred in October 2019, as discussed below. As consideration, the Company received an $8.0 million termination payment in 2020, which is included in Gain (loss) on sale or disposal of real estate and other assets, net on the Consolidated Statements of Operations for the year ended December 31, 2020.

On March 13, 2020, the Company closed on the sale of its property at 100 Fellowship Drive, a 13.5-acre land parcel and 203,257-square-foot build-to-suit medical building with approximately 550 surface parking spaces in The Woodlands, Texas, for a total sales price of $115.0 million. The sale of 100 Fellowship Drive resulted in an additional gain of $38.3 million in the first quarter of 2020, which is included in Gain (loss) on sale or disposal of real estate and other assets, net on the Consolidated Statements of Operations. This gain was in addition to $13.5 million of Selling profit from the sales-type lease recognized on the Consolidated Statements of Operations as of December 31,2019. The Company had previously entered into a lease agreement related to this property in November of 2019, and at lease commencement, the Company derecognized $63.7 million from Developments and recorded an initial net investment in lease receivable of $75.9 million on the Consolidated Balance Sheets

The carrying value of the net investment in lease receivable was approximately $76.1 million at the time of sale. Gain on sale is calculated as the difference between the purchase price of $115.0 million, and the asset’s carrying value, less related transaction costs of approximately $0.2 million. Contemporaneous with the sale, the Company credited to the buyer approximately $0.6 million for operating account funds and the buyer’s assumption of the related liabilities. After the sale, the Company had no continuing involvement in this lease. After repayment of debt associated with the property, the sale generated approximately $64.2 million in net proceeds, which are presented as cash inflows from operating activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2020.

On December 20, 2019, the Company sold its 90.5% share in Bridges at Mint Hill, a joint venture to develop a shopping center southeast of Charlotte, North Carolina, for $9.5 million. Prior to the sale, the Company accounted for its investment in Bridges at Mint Hill, which was in the Strategic Developments segment, as a consolidated joint venture. The carrying value of assets acquired by the purchaser and deconsolidated from the Company’s financial statements total $22.0 million; liabilities assumed and deconsolidated were not meaningful; and noncontrolling interest deconsolidated from the Company’s financial statements totaled $3.8 million. The Company recognized a pre-tax loss of $8.8 million which is included in Gain (loss) on sale or disposal of real estate and other assets, net on the Consolidated Statements of Operations.

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

On September 16, 2019, the Company closed on the sale of Cottonwood Mall, a 196,975 square foot building and 54-acre land parcel in Holladay, Utah. The Company sold the asset for a total sales price of $46.0 million, resulting in a pre-tax gain of $24.1 million which is included in Gain (loss) on sale or disposal of real estate and other assets, net on the Consolidated Statements of Operations. The carrying value of assets acquired by the purchaser total $21.5 million; no liabilities were assumed. As consideration, the Company received a $10.0 million down payment from the purchaser and recorded a $36.0 million note receivable for the remainder at time of sale. The receivable was subsequently collected during the year ended December 31, 2020.

HHC 2020 FORM 10-K | 96

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

4. Impairment

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

Each investment in real estate and other affiliates discussed in Note 2 - Real Estate and Other Affiliates is evaluated periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment in a real estate and other affiliate is deemed to be other-than-temporary, the investment in such real estate and other affiliates is reduced to its estimated fair value. During the three months ended June 30, 2020, the Company recorded a $6.0 million impairment of its equity investment in Mr. C Seaport, a 66-room boutique hotel located at 33 Peck Slip in close proximity to the Seaport District. The Company recognized the impairment due to a change in the anticipated holding period as the Company entered into a plan to sell its 35% equity investment in Mr. C Seaport to its venture partners for $0.8 million. In July 2020, the Company completed the sale of its interest in Mr. C Seaport. See Note 3 - Acquisitions and Dispositions for additional details regarding the sale. The impairment loss is presented in Equity in earnings (losses) from real estate and other affiliates. No impairment charges were recorded for the Investments in real estate and other affiliates during the year ended December 31, 2019.

The Company periodically evaluates strategic alternatives with respect to each property and may revise the strategy from time to time, including the intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, the Company may decide to sell property that is held for use, and the sale price may be less than the carrying amount. As a result, changes in strategy could result in impairment charges in future periods.

In addition to the impairments discussed above, during 2020, the Company reduced the estimated net sales price of certain condominium units, including the remaining penthouse inventory, to better align the expected price with recent final sales prices, resulting in a loss of $7.6 million included in Condominium rights and unit cost of sales for the year ended December 31, 2020.

The following table summarizes the pre-tax impacts of the items mentioned above to the Consolidated Statements of Operations:

		December 31, 2020
thousands	Statements of Operations Line Item
Operating assets:
Outlet Collection at Riverwalk	Provision for impairment	$48,738
Equity Investments:
Mr. C Seaport	Equity in earnings (losses) from real estate and other affiliates	$6,000
Other Assets:
Condominium Inventory	Condominium rights and unit sales	$7,644

HHC 2020 FORM 10-K | 97

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

5. Other Assets and Liabilities

Prepaid Expenses and Other Assets The following table summarizes the significant components of Prepaid expenses and other assets as of December 31:

thousands	2020	2019	$ Change
Straight-line rent	$59,289	$56,223	$3,066
Condominium inventory	55,883	56,421	(538)
Special Improvement District receivable (a)	54,770	42,996	11,774
In-place leases (b)	49,161	54,471	(5,310)
Security, escrow and other deposits (c)	48,576	17,464	31,112
Intangibles	32,595	33,275	(680)
Prepaid expenses (d)	17,455	13,263	4,192
Other	11,781	9,252	2,529
Tenant incentives and other receivables	9,612	7,556	2,056
Food and beverage and lifestyle inventory	1,060	4,310	(3,250)
TIF receivable	893	3,931	(3,038)
Above-market tenant leases	315	556	(241)
Federal income tax receivable	—	655	(655)
Prepaid expenses and other assets, net	$341,390	$300,373	$41,017
(a)Proceeds from SID bonds are held in escrow by a third-party and are used to reimburse the Company for a portion of the development costs. The increase in Special Improvement District receivable is primarily attributable to a third quarter 2020 SID Bond issuance in Summerlin.
(b)The decrease in In-place leases is primarily attributable to routine amortization.
(c)The increase in Security, escrow and other deposits is primarily attributable to rate-lock and security deposits for The Woodlands Towers at the Waterway.
(d)The increase in Prepaid expenses is mainly due to the timing of insurance and property tax prepayments, as well as assets being place into service.

Accounts Payable and Accrued Expenses The following table summarizes the significant components of Accounts payable and accrued expenses as of December 31:

thousands	2020	2019	$ Change
Condominium deposit liabilities (a)	$309,884	$194,794	$115,090
Construction payables (b)	253,626	261,523	(7,897)
Deferred income	66,656	63,483	3,173
Interest rate swap liabilities (c)	51,920	40,135	11,785
Accrued real estate taxes (d)	38,863	27,559	11,304
Accrued interest (e)	37,007	23,838	13,169
Accounts payable and accrued expenses	28,589	37,480	(8,891)
Accrued payroll and other employee liabilities (f)	27,419	44,082	(16,663)
Tenant and other deposits	25,801	24,080	1,721
Other	12,493	16,173	(3,680)
Accounts payable and accrued expenses	$852,258	$733,147	$119,111
(a)The increase in Condominium deposit liabilities is primarily due to the increase in contracted condominium unit sales at Victoria Place, Kō'ula and ‘A‘ali‘i.
(b)The decrease in Construction payables is primarily attributable to a decrease of $39.5 million related to the deconsolidation of 110 North Wacker in the third quarter of 2020 (see Note 2 - Real Estate and Other Affiliates for details) as well as a reduction in construction spend of $63.3 million primarily due to placing a number of assets into service in 2020 and several projects approaching completion. These decreases were partially offset by an increase of $97.9 million related to a charge for repairs and remediation on certain alleged construction defects at the Waiea condominium tower in the first quarter of 2020 (see Note 10 - Commitments and Contingencies for details).
(c)The increase in Interest rate swap liabilities is due to a decrease of the one-month London Interbank Offered Rate (LIBOR) forward curve for the period presented, partially offset by a decrease of $15.2 million related to the deconsolidation of 110 North Wacker.
HHC 2020 FORM 10-K | 98

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
(d)The increase in Accrued real estate taxes is primarily related to the acquisition of The Woodlands Towers at the Waterway at the end of 2019 and new assets placed in service in 2020.
(e)The increase in Accrued interest was primarily related to new loan agreements entered into in 2020.
(f)The decrease in Accrued payroll and other employee liabilities is primarily due to relocation, retention and severance expenses related to the corporate restructuring that were accrued in 2019 and paid in 2020.

6. Intangibles

The following table summarizes the Company’s intangible assets and liabilities:

	As of December 31, 2020			As of December 31, 2019
	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount

thousands
Intangible Assets:
Indefinite lived intangibles	$25,028	$—	$25,028	$25,028	$—	$25,028
Goodwill	1,307	—	1,307	1,307	—	1,307
Other intangibles	9,251	(2,991)	6,260	10,278	(3,338)	6,940

Tenant leases:
In-place value	63,584	(14,423)	49,161	66,606	(12,135)	54,471
Above-market	1,985	(1,670)	315	2,247	(1,691)	556
Below-market	(4,839)	3,198	(1,641)	(7,008)	4,912	(2,096)
Total indefinite lived intangibles			$26,335			$26,335
Total amortizing intangibles			$54,095			$59,871

The tenant in-place, above-market and below-market lease intangible assets and the below-market ground lease intangible assets resulted from real estate acquisitions. The in‑place value and above-market value of tenant leases are included in Prepaid expenses and other assets, net and are amortized over periods that approximate the related lease terms. The below‑market tenant leases are included in Accounts payable and accrued expenses and are amortized over the remaining non‑cancelable terms of the respective leases. See Note 5 - Other Assets and Liabilities for additional information regarding Prepaid expenses and other assets, net and Accounts payable and accrued expenses.

Net amortization and accretion expense for these intangible assets and liabilities was $5.8 million in 2020, $2.1 million in 2019 and $6.0 million in 2018.

Future net amortization and accretion expense is estimated as shown below:

thousands	2021	2022	2023	2024	Thereafter
Net amortization and accretion expense	$5,287	$4,901	$4,481	$4,485	$34,941

HHC 2020 FORM 10-K | 99

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

7. Mortgages, Notes and Loans Payable, Net

Financing Activity The Company’s borrowing activity is summarized as follows:

thousands	Initial / Extended Maturity (a)	Interest Rate		Carrying Value
Balance at December 31, 2019				$4,096,470
Issuances:
Senior Notes due 2028	August 2028	5.38%	(c)	750,000
Special Improvement District bonds	October 2049	6.00%		22,750
Borrowings:
Revolver Loan	September 2023	1.79%	(b)	67,500
9950 Woodloch Forest Drive	March 2025	2.09%	(b),(d)	63,500
A’eo Retail	October 2025	2.90%	(b)	30,640
Ke Kilohana Retail	October 2025	2.90%	(b)	9,360
Draws on existing mortgages, notes and loans payable				556,166
Repayments:
Revolver Loan	September 2023	1.79%	(b),(c)	(67,500)
The Woodlands Towers at the Waterway	June 2020/June 2021	3.68%	(b),(d)	(63,500)
Three Hughes Landing	September 2020	4.33%	(b),(c)	(60,766)
Two Merriweather	October 2020/October 2021	4.23%	(b),(c)	(30,557)
100 Fellowship Drive	May 2022	3.23%	(b)	(49,978)
HHC 242 Self-Storage	December 2021/December 2022	4.33%	(b),(c)	(5,499)
HHC 2978 Self-Storage	December 2021/December 2022	4.33%	(b),(c)	(5,395)
Downtown Summerlin	June 2023	3.88%	(b),(c),(e)	(255,297)
Lakefront North	December 2022/December 2023	3.73%	(b),(c)	(40,062)
Seaport District	June 2024	6.10%	(c)	(250,000)
Bridgeland Credit Facility	October 2022/October 2024	4.23%	(b),(c)	(50,000)
The Woodlands Master Credit Facility	October 2022/October 2024	4.23%	(b),(c)	(50,000)
Two Summerlin	October 2022/October 2025	4.25%	(b),(c)	(32,803)
Repayments on existing mortgages, notes and loans payable				(20,055)
Other:
Special Improvement District bond assumptions	December 2020/October 2049	5.00% - 6.00%		(10,122)
Deconsolidation of 110 North Wacker	April 2022/April 2024	4.73%	(b),(f)	(326,835)
Deferred financing costs, net				9,352
Balance at December 31, 2020				$4,287,369
(a)Maturity dates presented represent initial maturity dates and the extended or final maturity dates as contractually stated. HHC has the option to exercise extension periods at the initial maturity date, subject to extension terms that are based on current property performance projections. Extension terms may include minimum debt service coverage, minimum occupancy levels or condominium sales levels, as applicable and other performance criteria. In certain cases, due to property performance not meeting covenants, HHC may have to pay down a portion of the loan to obtain the extension.
(b)The interest rate presented is based on the one-month LIBOR, three-month LIBOR or Prime rate, as applicable, which was 0.14%, 0.24% and 3.25%, respectively, at December 31, 2020. Interest rates associated with loans which have been paid off reflect the interest rate at December 31, 2019.
(c)On August 18, 2020, the Company issued $750 million in senior notes due August 2028 (the Senior Notes due 2028), which will pay interest semi-annually at a rate of 5.375% per annum payable on August 1st and February 1st of each year, beginning on February 1, 2021. The Senior Notes due 2028 will be unsecured senior obligations of the Company and will be guaranteed by certain subsidiaries of the Company. The Company used the net proceeds from this issuance, together with cash on hand, for the repayment of existing indebtedness of approximately $807.9 million and recorded a loss on extinguishment of debt of approximately $13.2 million.
(d)On March 26, 2020, the Company closed on a partial refinance of the bridge loan for The Woodlands Towers at the Waterway and The Woodlands Warehouse for $137.0 million. In conjunction with the partial refinance, the original loan was paid down by $63.5 million and 9950 Woodloch Forest Drive tower was split into a new loan.
(e)On June 22, 2020, the Company modified the existing Downtown Summerlin loan, extending the financing by three years to June 22, 2023 at a rate of LIBOR plus 2.15% in exchange for a pay-down of $33.8 million to a total commitment of $221.5 million.
(f)As of September 30, 2020, the Company derecognized a $326.8 million balance on 110 North Wacker’s variable-rate debt that was subject to interest rate collars. Refer to Note 2 - Real Estate and Other Affiliates for additional information.

HHC 2020 FORM 10-K | 100

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Additional Financing Activity in 2020 On January 7, 2020, the Company closed on a $43.4 million construction loan for the development of Creekside Park The Grove. The loan bears interest at LIBOR plus 1.75% with an initial maturity date of January 7, 2024, and a one-year extension option.

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

Financing Activity in 2021 On February 2, 2021, the Company issued $650 million in 4.125% senior notes due 2029 (the 2029 Notes) and $650 million in 4.375% senior notes due 2031 (the 2031 notes, and together with the 2029 Notes, the Notes). The Notes will pay interest semi-annually on February 1 and August 1 of each year, beginning on August 1, 2021. The Notes will be unsecured senior obligations of the Company and will be guaranteed by certain subsidiaries of the Company.

The Company will use the net proceeds from the offering, as well as available cash on hand, to repurchase all of its $1 billion 5.375% senior notes due 2025, plus any accrued and unpaid interest, pursuant to a tender offer announced in January 2021; repay all of the approximately $280 million outstanding under its loans for 1201 Lake Robbins and The Woodlands Warehouse maturing June 2021; and pay all premiums, fees and expenses related to the foregoing. On February 2, 2021, the Company repurchased $512.5 million of its $1 billion 5.375% senior notes and intends to repurchase the remainder of these notes on March 15, 2021. In February 2021, the Company repaid all of the approximately $280 million outstanding under its loans for 1201 Lake Robbins and The Woodlands Warehouse maturing June 2021.

Mortgages, Notes and Loans Payable Mortgages, notes and loans payable, net are summarized as follows:

	December 31,
thousands	2020	2019
Fixed-rate debt:
Unsecured 5.375% Senior Notes due 2025	$1,000,000	$1,000,000
Unsecured 5.375% Senior Notes due 2028	750,000	—
Secured mortgages, notes and loans payable	590,517	884,935
Special Improvement District bonds	34,305	23,725
Variable-rate debt:
Mortgages, notes and loans payable (a)	1,945,344	2,229,958
Unamortized bond issuance costs	(4,355)	(5,249)
Unamortized deferred financing costs (b)	(28,442)	(36,899)
Total mortgages, notes and loans payable, net	$4,287,369	$4,096,470
(a)As of December 31, 2020, $649.9 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt. As of December 31, 2019, $630.1 million of variable-rate debt has been swapped to a fixed rate for the term of the related debt and an additional $184.3 million of variable-rate debt was subject to interest rate collars. As of both December 31, 2020, and December 31, 2019, $75.0 million of variable-rate debt was capped at a maximum interest rate. See Note 9 - Derivative Instruments and Hedging Activities for additional information.
(b)Deferred financing fees are amortized to interest expense over the terms of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

Senior Secured Credit Facility On September 18, 2018, certain wholly-owned subsidiaries of the Company entered into a $700.0 million loan agreement, which provides for a $615.0 million term loan (the Term Loan) and an $85.0 million revolver loan (the Revolver Loan and together with the Term Loan, the Senior Secured Credit Facility or the Loans). The Loans bear interest at one-month LIBOR plus 1.65% and mature September 18, 2023. The Borrowers have a one-time right to request an increase of $50.0 million in the aggregate amount of the Revolver Loan commitment. Concurrent with the funding of the Term Loan on September 21, 2018, the Company entered into a swap agreement to fix 100% of the outstanding principal of the Term Loan to an overall rate equal to 4.61%. As of December 31, 2020, the Company had no outstanding borrowings under the Revolver Loan.
HHC 2020 FORM 10-K | 101

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

The Loans are secured by a first priority security interest in certain of the Company’s properties. In connection with the Loans, the Company provided the administrative agent, on behalf of the lenders, a non-recourse carve-out guarantee and a hazardous materials indemnity agreement.

The Woodlands and Bridgeland Credit Facility On October 17, 2019, the Company closed on a $250.0 million credit facility secured by land and certain other collateral in The Woodlands and Bridgeland MPCs. The loan provides for a $100.0 million term loan and a $150.0 million revolver loan. The loan bears interest at one-month LIBOR plus 2.50% with an initial maturity of October 17, 2022 and two one-year extension options. As of December 31, 2020, the Company had $50.0 million of outstanding borrowings under the revolver portion of the loan.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. For the year ended December 31, 2020, one new SID bond was issued and obligations of $10.1 million were assumed by buyers.

Debt Compliance

Quarter-ended March 31, 2020:
–There were no instances of non-compliance.

Quarter-ended June 30, 2020:
–During the second quarter of 2020, the COVID-19 pandemic necessitated temporary closure of some of the Company’s Operating Assets, primarily retail and hospitality properties. As a result of the decline in interim operating results for certain of these properties, as of June 30, 2020, the Company did not meet the debt service coverage ratio required to maintain the outstanding Senior Secured Credit Facility Revolver Loan balance of $61.3 million. The Company cured this failure with the repayment of the Revolver Loan in August 2020.
–As of June 30, 2020, the Company did not meet the debt service coverage ratios for two loan agreements related to the Self-Storage Operating Assets. Both loans, which totaled $10.9 million, were fully repaid in August 2020.
–As of June 30, 2020, the Company did not meet a semi-annual operating covenant within the $62.5 million loan for The Woodlands Resort and Conference Center and subsequently completed a modification of the loan terms with the lender to receive a waiver of the $24.1 million repayment to cure. As part of the modification, the loan balance became fully recourse to The Woodlands Land Development Company.

Quarter-ended September 30, 2020:
–As of September 30, 2020, the Company did not meet the debt service coverage ratio for the $615.0 million Term Loan portion of the Senior Secured Credit Facility and as a result, the Company subsequently completed a modification of the loan terms which resolved the failure.

Quarter-ended December 31, 2020:
–As of December 31, 2020, the Company did not meet the debt service coverage ratio for the $615.0 million Term Loan portion of the Senior Secured Credit Facility and as a result, the excess net cash flow after debt service from the underlying properties became restricted. The restricted cash cannot be used for general corporate purposes but can continue to be used to fund operations of the underlying assets.
Other than disclosed above, as of December 31, 2020, the Company was in compliance with all financial covenants included in the agreements governing its indebtedness.
HHC 2020 FORM 10-K | 102

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Mortgages, Notes, and Loans Payable Balances by Property The following table presents the Company’s mortgages, notes and loans payable by property, presented within each segment in order of extended maturity date:

				Carrying Value December 31,
thousands	Initial / Extended Maturity (a)	Interest Rate		2020	2019
Operating Assets
Three Hughes Landing	March 2020	4.33%	(b)	$—	$59,822
The Woodlands Towers at the Waterway	June 2020	3.68%	(b),(c)	—	336,570
1201 Lake Robbins	June 2021	2.49%	(b)	273,070	—
The Woodlands Warehouse	June 2021	2.49%	(b),(c)	7,230	7,230
Downtown Summerlin	September 2020 / September 2021	3.88%	(b)	—	259,179
Two Merriweather	October 2020 / October 2021	4.23%	(b)	—	28,216
Outlet Collection at Riverwalk	October 2021	3.50%	(b)	28,679	30,615
100 Fellowship Drive	May 2022	3.23%	(b)	—	47,916
20/25 Waterway Avenue	May 2022	4.79%		12,855	13,131
Millennium Waterway Apartments	June 2022	3.75%		51,946	53,032
HHC 242 Self-Storage	December 2021 / December 2022	4.33%	(b)	—	5,499
HHC 2978 Self-Storage	December 2021 / December 2022	4.33%	(b)	—	5,395
Lake Woodlands Crossing Retail	January 2023	1.94%	(b)	12,329	12,163
Lakeside Row	July 2022 / July 2023	2.39%	(b)	31,566	23,958
Senior Secured Credit Facility	September 2023	4.61%	(c)	615,000	615,000
Two Lakes Edge	October 2022 / October 2023	2.40%	(b)	66,198	38,214
The Woodlands Resort & Conference Center	December 2021 / December 2023	3.00%	(b)	62,500	62,500
Lakefront North	December 2022 / December 2023	3.73%	(b)	—	32,731
9303 New Trails	December 2023	4.88%		10,763	11,196
4 Waterway Square	December 2023	4.88%		31,519	32,789
Creekside Park West	March 2023 / March 2024	2.39%	(b)	14,719	8,505
The Lane at Waterway	August 2023 / August 2024	1.89%	(b),(d)	22,167	1
6100 Merriweather	September 2022 / September 2024	2.89%	(b)	62,040	36,418
Juniper Apartments	September 2022 / September 2024	2.89%	(b)	65,808	34,610
Tanager Apartments	October 2021 / October 2024	2.50%	(b)	39,744	29,165
9950 Woodloch Forest Drive	March 2025	2.09%	(b)	71,106	—
Two Summerlin	October 2022 / October 2025	4.25%		—	33,183
Ae‘o Retail	October 2025	2.90%	(b)	30,532	—
Ke Kilohana Retail	October 2025	2.90%	(b)	9,327	—
3831 Technology Forest Drive	March 2026	4.50%		20,686	21,137
Kewalo Basin Harbor	September 2027	2.89%	(b)	11,562	11,110
Millennium Six Pines Apartments	August 2028	3.39%		42,500	42,500
3 Waterway Square	August 2028	3.94%		46,224	47,647
One Lakes Edge	March 2029	4.50%		69,440	69,440
Aristocrat	September 2029	3.67%		37,093	38,055
Creekside Park Apartments	October 2029	3.52%		37,730	37,730
One Hughes Landing	December 2029	4.30%		50,815	52,000
Two Hughes Landing	December 2030	4.20%		48,000	48,000
Other SID Bonds	December 2030	6.00% - 6.05%	(e)	2,785	3,441
8770 New Trails	June 2021 / January 2032	4.89%	(f)	35,417	15,124
Constellation Apartments	January 2033	4.07%		24,200	24,200
Hughes Landing Retail	December 2036	3.50%		34,328	35,000
Columbia Regional Building	February 2037	4.48%		24,244	24,664
Las Vegas Ballpark	December 2039	4.92%		48,173	51,231
Operating Assets Total				2,052,295	2,338,317
Master Planned Communities
The Woodlands Master Credit Facility	October 2022 / October 2024	2.64%	(b),(g)	75,000	107,500
Bridgeland Credit Facility	October 2022 / October 2024	2.64%	(b),(g)	75,000	107,500
Summerlin South SID Bonds	June 2025 - October 2049	5.00% - 6.05%	(h)	31,520	20,284
Master Planned Communities Total				181,520	235,284
HHC 2020 FORM 10-K | 103

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

				Carrying Value December 31,
thousands	Initial / Extended Maturity (a)	Interest Rate		2020	2019

Seaport District
250 Water Street	November 2022 / November 2023	3.64%	(b)	100,000	100,000
Seaport District	June 2024	6.10%		—	250,000
Seaport District Total				100,000	350,000
Strategic Developments
‘A‘ali‘i	June 2022 / June 2023	4.10%	(b)	154,601	30,717
Kō‘ula	March 2023 / March 2024	3.14%	(b)	65,282	—
110 North Wacker	April 2022 / April 2024	4.73%	(b),(i)	—	184,300
Creekside Park The Grove	January 2024 / January 2025	1.89%	(b)	16,468	—
Strategic Developments Total				236,351	215,017
Senior Notes due 2025	March 2025	5.38%		1,000,000	1,000,000
Senior Notes due 2028	August 2028	5.38%		750,000	—
Unamortized bond issuance costs				(4,355)	(5,249)
Unamortized deferred financing costs				(28,442)	(36,899)
Total mortgages, notes and loans payable				$4,287,369	$4,096,470
(a)Maturity dates presented represent initial maturity dates and the extended or final maturity dates as contractually stated. HHC has the option to exercise extension periods at the initial maturity date, subject to extension terms that are based on current property performance projections. Extension terms may include minimum debt service coverage, minimum occupancy levels or condominium sales levels, as applicable and other performance criteria. In certain cases, due to property performance not meeting covenants, HHC may have to pay down a portion of the loan to obtain the extension.
(b)The interest rate presented is based on the one-month LIBOR, three-month LIBOR or Prime rate, as applicable, which was 0.14%, 0.24% and 3.25%, respectively, at December 31, 2020. Interest rates associated with loans which have been paid off reflect the prior year interest rate.
(c)100.0% of the outstanding principal of the $615.0 million Term Loan is swapped to a fixed rate equal to 4.61%.
(d)Millennium Phase III Apartments was renamed to The Lane at Waterway.
(e)Includes SID bonds related to Downtown Summerlin, Hockey Ground Lease, Two Summerlin, Tanager Apartments and Las Vegas Ballpark.
(f)Concurrent with the closing of the $35.5 million construction loan for 8770 New Trails in 2019, the Company entered into an interest rate swap which is designated as a cash flow hedge. The Loan bears interest at one-month LIBOR plus 2.45% but it is currently swapped to a fixed rate equal to 4.89%.
(g)The Woodlands and Bridgeland Credit Facility is secured by land and certain other collateral in The Woodlands and Bridgeland MPCs with a combined maximum facility amount of $250 million.
(h)Includes SID bonds with various maturity dates ranging from June 2025 to October 2049 and interest rates ranging from 5.00% to 6.05%.
(i)As of September 30, 2020, the Company derecognized a $326.8 million balance on 110 North Wacker’s variable-rate debt that was subject to interest rate collars. Refer to Note 2 - Real Estate and Other Affiliates for additional information.

The weighted-average interest rate on the Company’s mortgages, notes and loans payable, excluding interest rate hedges, was 4.34% as of December 31, 2020, and 4.75% as of December 31, 2019.
HHC 2020 FORM 10-K | 104

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
HHC’s mortgages, notes and loans payable are secured by the properties listed in the table above and are non-recourse except for the following:

thousands	Recourse %	Amount
Recourse to HHC
Senior Notes due 2025	100%	$1,000,000
Senior Notes due 2028	100%	750,000
1201 Lake Robbins	100%	273,070
‘A‘ali‘i	25%	38,650
250 Water Street	35%	35,000
Juniper Apartments	25%	16,452
Kō‘ula	25%	16,320
6100 Merriweather	25%	15,510
Outlet Collection at Riverwalk	50%	14,339
Tanager	25%	9,936
Lakeside Row	25%	7,892
The Woodlands Warehouse	100%	7,230
Total recourse to HHC		2,184,399
Recourse to The Woodlands Land Development Company (TWLDC) (a)
The Woodlands Resort & Conference Center	100%	62,500
Two Lake's Edge	25%	16,550
9950 Woodloch Forest	20%	14,221
The Lane at Waterway	35%	7,759
Lake Woodlands Crossing Retail	50%	6,164
Creekside Park The Grove	25%	4,117
Creekside Park West	25%	3,680
Total recourse to TWLDC		114,991
Total		$2,299,390
(a)This debt is partially recourse to The Woodlands Land Development Company which is a wholly owned subsidiary of HHC.

Certain of the Company’s loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance, or a percentage of the loan balance. As of December 31, 2020, land, buildings and equipment and developments with a net book value basis of $4.5 billion have been pledged as collateral for HHC’s mortgages, notes and loans payable.

Scheduled Maturities The following table summarizes the contractual obligations relating to the Company’s mortgages, notes and loans payable as of December 31, 2020, based on extended maturity dates:

thousands	Mortgages, notes and loans payable principal payments
2021	$321,712
2022	77,689
2023	1,091,049
2024	430,490
2025	1,136,625
Thereafter	1,262,601
Total principal payments	4,320,166
Unamortized deferred financing and bond issuance costs	(32,797)
Total mortgages, notes and loans payable	$4,287,369

HHC 2020 FORM 10-K | 105

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s liabilities that are measured at fair value on a recurring basis:

	December 31, 2020				December 31, 2019
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative liabilities	$51,920	$—	$51,920	$—	$40,135	$—	$40,135	$—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		December 31, 2020		December 31, 2019
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$1,242,997	$1,242,997	$620,135	$620,135
Accounts receivable, net (a)	Level 3	7,437	7,437	12,279	12,279
Notes receivable, net (b)	Level 3	622	622	36,379	36,379

Liabilities:
Fixed-rate debt (c)	Level 2	2,374,822	2,461,155	1,908,660	1,949,773
Variable-rate debt (c)	Level 2	1,945,344	1,945,344	2,229,958	2,229,958
(a)Accounts receivable, net is shown net of an allowance of $24.0 million at December 31, 2020, and $15.6 million at December 31, 2019. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
(b)Notes receivable, net is shown net of an allowance of $0.2 million at December 31, 2020, and $0.2 million at December 31, 2019. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
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

HHC 2020 FORM 10-K | 106

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

The below table includes a non-financial asset that was measured at fair value on a non-recurring basis resulting in the property being impaired during the year ended December 31, 2020:

		Fair Value Measurements Using
thousands	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Operating Assets:
Outlet Collection at Riverwalk (a)	$46,794	$—	$—	$46,794
(a)The fair value was measured as of the impairment date based on a discounted cash flow analysis using a capitalization rate of 10.0% and is shown net of transaction costs. Refer to Note 4 - Impairment for additional information.

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
Assessments of hedge effectiveness are performed quarterly using regression analysis. The change in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Income (AOCI) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings within the same income statement line item being hedged. Derivatives accounted for as cash flow hedges are classified in the same category in the Consolidated Statements of Cash Flows as the items being hedged. Gains and losses from derivative financial instruments are reported in Cash provided by (used in) operating activities within the Consolidated Statements of Cash Flows.
The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no events of default as of December 31, 2020 and 2019.
If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur in accordance with the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. During the year ended December 31, 2020, there were no termination events, and during the year ended December 31, 2019, there was one termination event, as discussed below. During the year ended December 31, 2020, the Company recorded $3.2 million reduction in Interest expense related to the amortization of terminated swaps. The Company has deferred the effective portion of the fair value changes of two interest rate swap agreements in Accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets and will recognize the impact as a component of Interest expense over the next 7.0 and 0.7 years, which are what remain of the original forecasted periods.
During the year ended December 31, 2020, the Company did not settle any derivatives. During the year ended December 31, 2019, the Company settled one interest rate cap agreement with a notional amount of $230.0 million, recorded interest income of $0.2 million and received payment of $0.2 million.
HHC 2020 FORM 10-K | 107

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, HHC estimates that an additional $25.1 million of net loss will be reclassified to Interest expense.
The following table summarizes certain terms of the Company’s derivative contracts:

				Fixed			Fair Value Asset (Liability)
			Notional	Interest	Effective	Maturity	December 31,	December 31,
thousands		Balance Sheet Location	Amount	Rate (a)	Date	Date	2020	2019
Derivative instruments not designated as hedging instruments:
Interest rate cap	(b)	Prepaid expenses and other assets, net	75,000	5.00%	8/31/2020	10/17/2022	$—	$—
Total fair value derivative assets							—	—

Derivative instruments designated as hedging instruments:
Interest rate collar	(c)	Accounts payable and accrued expenses	193,967	2.00% - 3.00%	5/1/2019	5/1/2020	—	(182)
Interest rate collar	(d)	Accounts payable and accrued expenses	354,217	2.25% - 3.25%	5/1/2020	5/1/2021	—	(2,074)
Interest rate collar	(d)	Accounts payable and accrued expenses	381,404	2.75% - 3.50%	5/1/2021	4/30/2022	—	(4,578)
Interest rate swap	(e)	Accounts payable and accrued expenses	615,000	2.96%	9/21/2018	9/18/2023	(46,613)	(31,187)
Interest rate swap	(f)	Accounts payable and accrued expenses	34,918	4.89%	11/1/2019	1/1/2032	(5,307)	(2,114)
Total fair value derivative liabilities							(51,920)	(40,135)
Total fair value derivatives, net							$(51,920)	$(40,135)
(a)These rates represent the strike rate on HHC’s interest swaps, caps and collars.
(b)In the third quarter of 2020, the Company executed an agreement to extend the maturing position of this cap. Interest income included in the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, related to this contract was not meaningful.
(c)On May 1, 2020, the $194.0 million interest rate collar matured as scheduled.
(d)As of September 30, 2020, the Company deconsolidated 110 North Wacker including the associated liabilities related to its interest rate collars. Refer to Note 3 - Real Estate and Other Affiliates for additional information.
(e)Concurrent with the funding of the new $615.0 million Term Loan in 2018, the Company entered into this interest rate swap which is designated as a cash flow hedge.
(f)Concurrent with the closing of the $35.5 million construction loan for 8770 New Trails in 2019, the Company entered into this interest rate swap which is designated as a cash flow hedge.

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the years ended December 31:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
thousands	December 31,
Derivatives in Cash Flow Hedging Relationships	2020	2019	2018
Interest rate derivatives	$(32,134)	$(19,245)	$2,090

	Amount of Gain (Loss) Reclassified from AOCI into Operations
thousands	December 31,
Location of Gain (Loss) Reclassified from AOCI into Operations	2020	2019	2018
Interest expense	$(9,064)	$1,939	$2,153

	Total Interest Expense Presented in the Results of Operations in which the Effects of Cash Flow Hedges are Recorded
thousands	December 31,
Interest Expense Presented in Results of Operations	2020	2019	2018
Interest expense	$132,257	$105,374	$82,028

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
HHC 2020 FORM 10-K | 108

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

The fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $54.6 million as of December 31, 2020, and $41.6 million as of December 31, 2019. If the Company had breached any of these provisions at December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $54.6 million.

10. Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal proceedings relating to the ownership and operations of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from normal course of business legal actions or The Woodlands legal proceeding discussed below, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Litigation On June 14, 2018, the Company was served with a petition involving approximately 500 individuals or entities who claim that their properties, located in the Timarron Park neighborhood of The Woodlands, were damaged by flood waters that resulted from the unprecedented rainfall that occurred throughout Harris County and surrounding areas during Hurricane Harvey in August 2017. The complaint was filed in State Court in Harris County of the State of Texas. In general, the plaintiffs allege negligence in the development of Timarron Park and violations of Texas’ Deceptive Trade Practices Act and name as defendants The Howard Hughes Corporation, The Woodlands Land Development Company and two unaffiliated parties involved in the planning and engineering of Timarron Park. The plaintiffs are seeking restitution for damages to their property and diminution of their property values. The Company intends to vigorously defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded a charge as a result of this action.

The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the condominium tower. Pursuant to the settlement agreement, the Company will pay for the repair of the defects. The Company believes that the general contractor is ultimately responsible for the defects and expects to recover all the repair costs from the general contractor, other responsible parties and insurance proceeds. During the first quarter of 2020, the Company recorded a $97.9 million charge for the estimated repair costs related to this matter, which was included in Condominium rights and unit cost of sales in the accompanying Consolidated Statements of Operations bringing total estimated repair costs to $115.4 million. As of December 31, 2020, the Company has a remaining liability of $111.3 million in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheet.

Environmental Matters The Company purchased its 250 Water Street property in the Seaport District in June 2018. The site is currently used as a parking lot while the Company continues to move forward with redevelopment planning. The Company engaged a third-party specialist to perform a Phase I Environmental Site Assessment (ESA) of the property, and the ESA identified, among other findings, the existence of mercury levels above regulatory criteria. Under the current regulations, the site does not require remediation until the Company begins redevelopment activities. The normal operations of the parking lot do not require the property to be remediated, and the Company has not started any redevelopment activities as of December 31, 2020. As a result, the potential remediation has no financial impact for the year ended December 31, 2020.

Letters of Credit and Surety Bonds As of December 31, 2020, the Company had outstanding letters of credit totaling $5.2 million and surety bonds totaling $272.4 million. As of December 31, 2019, the Company had outstanding letters of credit totaling $15.4 million and surety bonds totaling $200.1 million. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net and Operating lease obligations on the Consolidated Balance Sheets. See Note 17 - Leases for further discussion. Contractual rental expense, including participation rent, was $7.2 million for the year ended December 31, 2020, $8.5 million for the year ended December 31, 2019, and $9.7 million for the year ended December 31, 2018. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

HHC 2020 FORM 10-K | 109

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
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

The Company’s wholly owned subsidiaries agreed to complete defined public improvements and to indemnify Howard County, Maryland, for certain matters as part of the Downtown Columbia Redevelopment District TIF bonds. The Company’s guarantee of the performance of its subsidiaries under the funding agreement for up to a maximum of $1.0 million expired on October 31, 2020. Furthermore, to the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that as of December 31, 2020, any obligations to pay special taxes are not probable.

As part of the Company’s development permits with the Hawai’i Community Development Authority for the condominium towers at Ward Village, the Company entered into a guarantee whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guarantee, which is triggered once the necessary permits are granted and construction commences, was satisfied for the Company’s three condominium towers, Waiea, Anaha and Ae‘o, with the opening of Ke Kilohana, which is a workforce tower fully earmarked to fulfill this obligation. For the two towers under construction, the reserved units for the ‘A‘ali‘i tower are included in the tower, and the units for Kō'ula will either be built off site or fulfilled by paying a cash-in-lieu fee. As a result of this guarantee, the Company expects that future reserved housing towers will be delivered on a break-even basis.

The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of December 31, 2020, and December 31, 2019.

Minor League Baseball Restructuring On February 12, 2021, Major League Baseball announced that it was restructuring the organization and operation of Minor League Baseball. As part of this restructuring, the Company’s baseball team, the Las Vegas Aviators will be required to enter into a Player Development License Agreement with a Major League Baseball affiliate. This licensing agreement structure is currently under negotiation and the effect it may have on the operation and value of the Company’s baseball assets is unknown at this time. HHC is in the process of analyzing the effect this new structure may have on the value and profitability of the Company’s baseball assets.

11. Stock-Based Compensation Plans

On May 14, 2020, the Company’s shareholders approved The Howard Hughes Corporation 2020 Equity Incentive Plan (the 2020 Equity Plan). Pursuant to the 2020 Equity Plan, 1,350,000 shares of the Company’s common stock were reserved for issuance. The 2020 Equity Plan provides for grants of options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards (collectively, the Awards). Employees, directors and consultants of the Company are eligible for Awards. The 2020 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors (the Committee).

Prior to the adoption of the 2020 Equity Plan, equity awards were issued under The Howard Hughes Corporation Amended and Restated 2010 Equity Incentive Plan (the 2010 Equity Plan). The adoption of the 2020 Equity Plan did not impact the administration of Awards issued under the 2010 Equity Plan but following adoption of the 2020 Equity Plan, equity awards will no longer be granted under the 2010 Equity Plan.

As of December 31, 2020, there were a maximum of 1,199,794 shares available for future grant under the Company’s 2020 Equity Plan.

The following summarizes stock-based compensation expense, net of amounts capitalized to development projects, for the years ended December 31:

millions	2020	2019	2018
Stock Options (a)(b)	$(1.9)	$1.4	$2.2
Restricted Stock (c)(d)	6.5	16.7	7.5
Pre-tax stock-based compensation expense	$4.6	$18.1	$9.7
Income tax benefit	$0.2	$3.7	$1.7
(a)Amounts shown are net of $0.2 million capitalized to development projects in 2020, $0.4 million capitalized to development projects in 2019 and $2.4 million capitalized to development projects in 2018.
(b)The credit position for the year ended December 31, 2020, was due to significant forfeitures which exceeded the expense.
HHC 2020 FORM 10-K | 110

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
(c)Amounts shown are net of $0.9 million capitalized to development projects in 2020, $1.0 million capitalized to development projects in 2019 and $1.0 million capitalized to development projects in 2018.
(d)The increase in compensation expense for the year ended December 31, 2019, compared to the year ended December 31, 2018, was generally in connection with the Company’s restructuring.

Stock Options The following table summarizes stock option activity:

	Stock Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2019	721,496	$104.55
Granted	41,337	$74.65
Exercised (a)	(106,237)	65.91
Forfeited	(253,600)	121.63
Expired	(30,260)	106.39
Stock options outstanding at December 31, 2020	372,736	$100.49	4.7	$1,908,239

Stock options vested and expected to vest at December 31, 2020	369,384	$100.55	4.7	$1,899,155
Stock options exercisable at December 31, 2020	257,899	$99.18	3.3	$1,719,245
(a)The total intrinsic value of stock options exercised was $2.4 million during 2020, $2.4 million during 2019, and $12.1 million during 2018, based on the difference between the market price at the exercise date and the exercise price.

Cash received from stock option exercises was $4.6 million in 2020, $3.5 million in 2019, and $11.7 million in 2018, and the tax benefit from these exercises was $0.5 million in 2020, $0.5 million in 2019, and $2.6 million in 2018.

The fair value of stock option awards is determined using the Black-Scholes option-pricing model with the following assumptions:
–Expected life—Based on the average of the time to vesting and full term of an option
–Risk-free interest rates—Based on the U.S. Treasury rate over the expected life of an option
–Expected volatility—Based on the average of implied and historical volatilities as of each of the grant dates

The fair value on the grant date and the significant assumptions used in the Black‑Scholes option‑pricing model are as follows:

	As of December 31,
	2020	2019	2018
Grant date fair value	$32.10	$32.51	$48.27
Assumptions
Expected life of options (in years)	7.5	7.5	8.4
Risk-free interest rate	0.7%	2.2%	2.7%
Expected volatility	40.4%	22.6%	24.7%
Expected annual dividend per share	—	—	—

Generally, options granted vest over requisite service periods, expire ten years after the grant date and generally do not become exercisable until their restrictions on exercise lapse after the five-year anniversary of the grant date.

The balance of unamortized stock option expense as of December 31, 2020, is $2.4 million, which is expected to be recognized over a weighted‑average period of 3.5 years.

Restricted Stock Restricted stock awards issued under the 2020 Equity Plan provide that shares awarded may not be sold or otherwise transferred until restrictions have lapsed as established by the Committee. In addition to the granting of restricted stock to certain members of management, the Company awards restricted stock to non‑employee directors as part of their annual retainer. The management awards generally vest over a range of three to five years, and the restriction on the non‑employee director shares generally lapses on the date of the Company’s following annual meeting of shareholders, or June 1st of the year following the award year, whichever is earlier, in each case generally subject to continued service.

HHC 2020 FORM 10-K | 111

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The following table summarizes restricted stock activity:

	Restricted Stock	Weighted-average Grant Date Fair Value
Restricted stock outstanding at December 31, 2019	406,802	$76.27
Granted	181,079	71.48
Vested	(77,276)	108.60
Forfeited	(101,495)	71.06
Restricted stock outstanding at December 31, 2020	409,110	$69.21

The grant date fair value of restricted stock is based on the closing sales price of common stock on the grant date. For restricted stock awards that vest based on shareholder returns, the grant date fair values are calculated using a Monte-Carlo approach which simulates the Company’s stock price on the corresponding vesting dates. The number of shares of restricted stock subject to performance-based vesting conditions are reflected at the target level of performance in the table above.

The weighted-average grant-date fair value per share of restricted stock granted was $98.78 during 2019 and $83.09 during 2018. The fair value of restricted stock that vested was $5.6 million during 2020, $14.9 million during 2019, and $5.5 million during 2018, based on the market price at the vesting date.

The balance of unamortized restricted stock expense as of December 31, 2020, was $17.9 million, which is expected to be recognized over a weighted‑average period of 3.1 years.

12. Income Taxes

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

The following summarizes income tax expense (benefit) for the years ended December 31:

thousands	2020	2019	2018
Current	$826	$1,427	$(703)
Deferred	10,827	27,818	16,195
Total	$11,653	$29,245	$15,492

HHC 2020 FORM 10-K | 112

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Reconciliation of the Income tax expense (benefit) if computed at the U.S. federal statutory income tax rate to the Company’s reported Income tax expense (benefit) for the years ended December 31 is as follows:

thousands except percentages	2020	2019	2018
Income (loss) before income taxes	$8,480	$103,540	$73,218
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Tax computed at the U.S. federal statutory rate	$1,781	$21,743	$15,376
Increase (decrease) in valuation allowance, net	11,822	4,419	8,033
State income taxes, net of federal income tax expense (benefit)	(2,608)	417	(3,713)
Tax expense (benefit) from other change in rates, prior period adjustments and other permanent differences	2,079	179	(1,442)
Tax expense (benefit) on equity compensation	192	(317)	(1,490)
Tax expense on compensation disallowance	1,553	2,804	1,168
Deconsolidation of 110 North Wacker (a)	(4,826)	—	—
Tax expense (benefit) on historic tax credit	1,660	—	(2,440)
Income tax expense (benefit)	$11,653	$29,245	$15,492
Effective tax rate	137.4%	28.2%	21.2%
(a)The Company deconsolidated 110 North Wacker in the third quarter of 2020. Refer to Note 2 - Real Estate and Other Affiliates for additional information.

As of December 31, 2020, the amounts and expiration dates of operating loss, charitable contribution and tax credit carryforwards for tax purposes are as follows:

thousands	Amount	Expiration Date
Net operating loss carryforwards - Federal	$119,167	2033-2037
Net operating loss carryforwards - Federal	461,245	n/a
Net operating loss carryforwards - State (a)	348,027	2021-2040
Net operating loss carryforwards - State (a)	176,197	n/a
Capital loss carryforwards - Federal (a)	22,866	2025
Charitable contribution carryforwards - Federal	9,759	2022-2025
Tax credit carryforwards - Historic Tax Credit	630	2038
(a)A valuation allowance has been recorded against the deferred tax benefit related to the capital loss carryforwards and a majority of the state net operating loss carryforwards.

The following summarizes tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31:

thousands	2020	2019
Deferred tax assets:
Operating and Strategic Developments properties, primarily differences in basis of assets and liabilities	$51,580	$65,590
Operating loss and tax carryforwards	161,701	132,277
Total deferred tax assets	213,281	197,867
Valuation allowance	(38,065)	(29,723)
Total net deferred tax assets	$175,216	$168,144
Deferred tax liabilities:
Property associated with MPCs, primarily differences in the tax basis of land assets and treatment of interest and other costs	$(163,836)	$(163,024)
Operating and Strategic Developments properties, primarily differences in basis of assets and liabilities	(100,564)	(67,125)
Deferred income	(98,455)	(118,743)
Total deferred tax liabilities	(362,855)	(348,892)
Total net deferred tax liabilities	$(187,639)	$(180,748)

HHC 2020 FORM 10-K | 113

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The deferred tax liability associated with the Company’s MPCs is largely attributable to the difference between the basis and value determined as of the date of the acquisition by its predecessors adjusted for sales that have occurred since that time. The recognition of these deferred tax liabilities is dependent upon the timing and sales price of future land sales and the method of accounting used for income tax purposes. The deferred tax liability related to deferred income represents the difference between the income tax method of accounting and the financial statement method of accounting for prior sales of land in the Company’s MPCs.

Generally, the Company is currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2017 through 2020. In the Company’s opinion, it has made adequate tax provisions for years subject to examination. However, the final determination of tax examinations and any related litigation could be different from what was reported on the returns.

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

The Company recognizes and reports interest and penalties related to unrecognized tax benefits, if applicable, within the provision for income tax expense. The Company had no unrecognized tax benefits for the years ended December 31, 2020, 2019 or 2018, and therefore did not recognize any interest expense or penalties.

13. Warrants

On October 7, 2016, the Company entered into a warrant agreement with David R. O’Reilly, (O’Reilly Warrant) prior to his appointment to his previous position of Chief Financial Officer. Upon exercise of his warrant, Mr. O’Reilly may acquire 50,125 shares of common stock at an exercise price of $112.08 per share. The O’Reilly Warrant was issued at fair value in exchange for a $1.0 million payment in cash from Mr. O’Reilly. The O’Reilly Warrant becomes exercisable on April 6, 2022, subject to earlier exercise upon certain change in control, separation and termination provisions, and will expire on October 2, 2022. On June 16, 2017, and October 4, 2017, the Company entered into warrant agreements with its Chief Executive Officer, David R. Weinreb, (Weinreb Warrant) and President, Grant Herlitz, (Herlitz Warrant) to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. The Weinreb Warrant would have become exercisable on June 15, 2022, at an exercise price of $124.64 per share, and the Herlitz Warrant would have become exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject in each case to earlier exercise upon certain change in control, separation and termination provisions. The Weinreb Warrant expires June 15, 2023, and the Herlitz Warrant expires October 3, 2023. The purchase prices paid by the respective executives for the O’Reilly Warrant, the Weinreb Warrant and the Herlitz Warrant, which qualify as equity instruments, are included within Additional paid-in capital in the Consolidated Balance Sheets at December 31, 2020 and 2019.

On October 21, 2019, Mr. Weinreb and Mr. Herlitz stepped down from their roles as Chief Executive Officer and President of the Company, respectively. The Company and each of Mr. Weinreb and Mr. Herlitz have agreed to treat their terminations of employment as terminations without cause under their respective employment and warrant agreements with the Company. Thus, effective October 21, 2019, the Weinreb Warrant and Herlitz Warrant became exercisable by the terms of their respective warrant agreements in connection with their respective terminations of employment. The warrant expiration dates remain unchanged. Neither of these warrants have been exercised as of December 31, 2020.

HHC 2020 FORM 10-K | 114

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

14. Accumulated Other Comprehensive Income

The following tables summarize changes in AOCI by component, all of which are presented net of tax:

thousands
Balance as of December 31, 2017	$(6,965)
Other comprehensive income (loss) before reclassifications	2,120
(Gain) loss reclassified from accumulated other comprehensive loss to net income	(2,153)
Adjustment related to adoption of ASU 2018-02	(1,148)
Balance as of Adjustment related to adoption of ASU 2017-12	(739)
Pension adjustment	759
Net current-period other comprehensive income (loss)	(1,161)

Balance as of December 31, 2018	(8,126)
Other comprehensive income (loss) before reclassifications	(19,318)
(Gain) loss reclassified from accumulated other comprehensive loss to net income	(1,939)
Pension adjustment	11
Net current-period other comprehensive income (loss)	(21,246)

Balance as of December 31, 2019	(29,372)
Other comprehensive income (loss) before reclassifications	(32,134)
(Gain) loss reclassified from accumulated other comprehensive loss to net income	9,064
Pension adjustment	(84)
Share of investee's other comprehensive income, net of tax of $285	1,002
Deconsolidation of 110 North Wacker	12,934
Net current-period other comprehensive income (loss)	(9,218)
Balance as of Balance as of December 31, 2020	$(38,590)

The following table summarizes the amounts reclassified out of AOCI:

thousands	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) Components	For the Year Ended		Affected line items in the Statements of Operations
	2020	2019
(Gains) losses on cash flow hedges	$11,356	$(2,855)	Interest expense
Income taxes on (gains) losses on cash flow hedges	(2,292)	916	Income tax expense (benefit)
Total reclassifications of (income) loss for the period	$9,064	$(1,939)

HHC 2020 FORM 10-K | 115

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

15. Earnings Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted‑average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and non-vested stock issued under stock‑based compensation plans is computed using the treasury stock method. The dilutive effect of the warrants is computed using the if-converted method.

Information related to the Company’s EPS calculations is summarized as follows:

	December 31,
thousands except per share amounts	2020	2019	2018
Net income (loss)
Net income (loss)	$(3,173)	$74,295	$57,726
Net (income) loss attributable to noncontrolling interests	(22,981)	(339)	(714)
Net income (loss) attributable to common stockholders	$(26,154)	$73,956	$57,012

Shares
Weighted-average basic common shares outstanding - basic	52,522	43,136	43,036
Restricted stock and stock options	—	168	201
Warrants	—	4	—
Weighted-average diluted common shares outstanding - diluted	52,522	43,308	43,237

Net income (loss) per common share
Basic income (loss) per share	$(0.50)	$1.71	$1.32
Diluted income (loss) per share	$(0.50)	$1.71	$1.32

The diluted EPS computation excludes 394,008 shares of stock options as of December 31, 2020, 379,608 shares as of December 31, 2019, and 425,908 shares as of December 31, 2018, because their inclusion would have been anti-dilutive. The diluted EPS computation also excludes 271,371 shares of restricted stock as of December 31, 2020, 235,894 shares as of December 31, 2019, and 205,979 shares as of December 31, 2018, because performance conditions provided for in the restricted stock awards had not been satisfied.

Common Stock Offering On March 27, 2020, the Company offered 2,000,000 shares of common stock to the public at $50.00 per share and granted the underwriters an option to purchase up to an additional 300,000 shares of common stock at the same price. The underwriters exercised most of their option and purchased an additional 270,900 shares. Concurrently, the Company entered into a share purchase agreement with a related party, Pershing Square Capital Management, L.P., acting as investment advisor to funds that it manages, to issue and sell 10,000,000 shares of common stock in a private placement at $50.00 per share. The total issuance of 12,270,900 shares closed on March 31, 2020, and the Company received $593.6 million in net proceeds. The Company used the net proceeds for general corporate purposes including strengthening the Company’s balance sheet and enhancing liquidity.

Common Stock Repurchase During the fourth quarter of 2019, the Company repurchased 496,000 shares of its common stock, par value $0.01 per share, in 13 transactions with an unaffiliated entity. These transactions were funded with cash on hand for $53.9 million, or approximately $108.71 per share. On February 23, 2018, the Company repurchased 475,920 shares of its common stock, par value $0.01 per share, in a private transaction with an unaffiliated entity at a purchase price of $120.33 per share, or $57.3 million in the aggregate. The repurchase transaction was consummated on February 21, 2018, and was funded with cash on hand.

HHC 2020 FORM 10-K | 116

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

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

The following presents the Company’s revenues disaggregated by revenue source for the years ended December 31:

thousands	2020	2019	2018
Revenues from contracts with customers
Recognized at a point in time
Condominium rights and unit sales	$1,143	$448,940	$357,720
Master Planned Communities land sales	233,044	330,146	261,905
Builder price participation	37,072	35,681	27,085
Total	271,259	814,767	646,710

Recognized at a point in time or over time
Other land, rental and property revenues	105,048	206,966	160,519

Rental and lease-related revenues
Rental revenue	323,182	278,806	257,308
Total revenues	$699,489	$1,300,539	$1,064,537

Revenues by segment
Operating Assets revenues	$372,057	$400,131	$348,242
Master Planned Communities revenues	283,953	386,781	309,451
Seaport revenues	23,814	55,645	32,632
Strategic Developments revenues	19,407	457,948	374,212
Corporate revenues	258	34	—
Total revenues	$699,489	$1,300,539	$1,064,537

Contract Assets and Liabilities Contract assets are the Company’s right to consideration in exchange for goods or services that have been transferred to a customer, excluding any amounts presented as a receivable. Contract liabilities are the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration.

There were no contract assets for the periods presented. The contract liabilities primarily relate to escrowed condominium deposits, MPC land sales deposits and deferred MPC land sales related to unsatisfied land improvements. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

thousands	Contract Liabilities
Balance as of December 31, 2018	$296,496
Consideration earned during the period	(490,137)
Consideration received during the period	439,651
Balance as of December 31, 2019	246,010
Consideration earned during the period	(55,696)
Consideration received during the period	170,102
Balance as of December 31, 2020	$360,416

HHC 2020 FORM 10-K | 117

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are noncancelable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of December 31, 2020, is $1.7 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$589,860	$521,957	$628,837

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

17. Leases

Leases (Topic 842) increases transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net and Operating lease obligations on the Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company elected the practical expedient to not separate lease components from non-lease components of its lease agreements for all classes of underlying assets including ground leases, office leases and other leases. Certain of the Company’s lease agreements include non-lease components such as fixed common area maintenance charges. The Company applies Leases (Topic 842) to the single combined lease component. The Company does not have any finance leases as of December 31, 2020.

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The Company’s leases have remaining lease terms of less than one year to 52 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term from two to 41 years, and some of which may include options to terminate the leases within one year. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases certain buildings and office space constructed on its ground leases to third parties.

In response to the COVID-19 pandemic the Company granted rent deferrals to certain tenants. Under the accounting elections provided by the FASB in response to the COVID-19 pandemic, the Company has elected to not assess whether COVID-19 related deferrals are lease modifications and will account for the deferrals as if contemplated in the original lease. Rent deferrals are treated as variable lease payments resulting in a decrease in straight-line rent revenue during the deferral period and additional revenue upon payment in subsequent periods. COVID-19 related rent deferrals were $4.8 million as of 12/31/2020, net of subsequent collections.

HHC 2020 FORM 10-K | 118

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

thousands	2020	2019
Assets
Operating lease right-of-use assets	$66,490	$69,398
Riverwalk impairment	(10,235)	—
Total leased assets	$56,255	$69,398

Liabilities
Operating lease liabilities	$68,929	$70,413
Total leased liabilities	$68,929	$70,413

The components of lease expense are as follows:

	Year ended December 31,
thousands	2020	2019
Operating lease cost	$8,720	$9,082
Variable lease costs	958	1,682
Net lease cost	$9,678	$10,764
Future minimum lease payments as of December 31, 2020, are as follows:

thousands	Operating Leases
2021	$6,853
2022	6,507
2023	6,464
2024	6,432
2025	5,047
Thereafter	261,805
Total lease payments	293,108
Less: imputed interest	(224,179)
Present value of lease liabilities	$68,929

Other information related to the Company’s lessee agreements is as follows:

thousands	Year ended December 31,
Supplemental Consolidated Statements of Cash Flows Information	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$7,235	$6,980

Other Information	2020	2019
Weighted-average remaining lease term (years)
Operating leases	37.1	37.0
Weighted-average discount rate
Operating leases	7.8%	7.8%
The Company receives rental income from the leasing of retail, office, multi-family and other space under operating leases, as well as certain variable tenant recoveries. Such operating leases are with a variety of tenants and have a remaining average term of approximately five years. Lease terms generally vary among tenants and may include early
HHC 2020 FORM 10-K | 119

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
termination options, extension options and fixed rental rate increases or rental rate increases based on an index. The minimum rentals based on operating leases of the consolidated properties held as of December 31, 2020, are as follows:

	Year ended December 31,
thousands	2020	2019
Total Minimum Rent Payments	$213,072	$218,740

Total future minimum rents associated with operating leases are as follows:

thousands	Total Minimum Rent
2021	$221,374
2022	220,296
2023	199,858
2024	187,942
2025	158,817
Thereafter	778,057
Total	$1,766,344
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

A sales-type lease is defined as a lease that meets one or more of the following: transfers ownership at the end of the lease term, grants the lessee an option to purchase that is reasonably expected to be exercised, covers the major part of the asset’s economic life, the net present value of the lease payments equals or exceeds the fair value of the asset, or the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease. During the year ended December 31, 2020, the Company sold 100 Fellowship Drive, one of its sales-type leases. The Net investment in lease receivable, interest income and future minimum rents for the remaining sales-type lease are not significant.

HHC 2020 FORM 10-K | 120

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

18. Segments

The Company has four business segments which offer different products and services. HHC’s four segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. As further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, one common operating measure used to assess operating results for the Company’s business segments is earnings before taxes (EBT). The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. All operations are within the United States. The Company’s reportable segments are as follows:
–Operating Assets – consists of developed or acquired retail, office, hospitality and multi-family properties along with other real estate investments. These properties are currently generating revenues and may be redeveloped, repositioned or sold to improve segment performance or to recycle capital.
–MPC – consists of the development and sale of land in large‑scale, long‑term community development projects in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland.
–Seaport District – consists of approximately 453,000 square feet of restaurant, retail and entertainment properties situated in three primary locations in New York, New York: Pier 17, Historic Area/Uplands and Tin Building. While the latter is still under development and will comprise about 53,000 square feet when completed, the two operating locations consist of third-party tenants, tenants either directly or jointly owned and operated by the Company and businesses owned and operated by the Company under licensing agreements.
–Strategic Developments – consists of residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

Segment operating results are as follows:

thousands	Operating Assets Segment (a)	MPC Segment	Seaport District Segment	Strategic Developments Segment	Total
Year ended December 31, 2020
Total revenues	$372,057	$283,953	$23,814	$19,407	$699,231
Total operating expenses	(185,480)	(128,597)	(46,112)	(135,160)	(495,349)
Segment operating income (loss)	186,577	155,356	(22,298)	(115,753)	203,882
Depreciation and amortization	(162,324)	(365)	(41,602)	(6,545)	(210,836)
Interest income (expense), net	(91,411)	36,587	(12,512)	6,312	(61,024)
Other income (loss), net	540	—	(2,616)	2,165	89
Equity in earnings (losses) from real estate and other affiliates	(7,366)	17,845	(9,292)	269,912	271,099
Gain (loss) on sale or disposal of real estate and other assets, net	38,232	—	—	21,710	59,942
Selling profit from sales-type leases	—	—	—	—	—
Gain (loss) on extinguishment of debt	(1,521)	—	(11,648)	—	(13,169)
Provision for impairment	(48,738)	—	—	—	(48,738)
Segment EBT	$(86,011)	$209,423	$(99,968)	$177,801	$201,245
Corporate income, expenses and other items					(204,418)
Net income (loss)					(3,173)
Net (income) loss attributable to noncontrolling interests					(22,981)
Net income (loss) attributable to common stockholders					$(26,154)

HHC 2020 FORM 10-K | 121

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

thousands	Operating Assets Segment (a)	MPC Segment	Seaport District Segment	Strategic Developments Segment	Total
Year Ended December 31, 2019
Total revenues	$400,131	$386,781	$55,645	$457,948	$1,300,505
Total operating expenses	(187,322)	(183,472)	(77,872)	(391,848)	(840,514)
Segment operating income (loss)	212,809	203,309	(22,227)	66,100	459,991
Depreciation and amortization	(115,499)	(424)	(26,381)	(5,473)	(147,777)
Interest income (expense), net	(81,029)	32,019	(12,865)	11,321	(50,554)
Other income (loss), net	1,142	601	(22)	831	2,552
Equity in earnings (losses) from real estate and other affiliates	3,672	28,336	(2,592)	1,213	30,629
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	(6)	27,119	27,113
Selling profit from sales-type leases	13,537	—	—	—	13,537
Gain (loss) on extinguishment of debt	—	—	4,851	—	4,851
Segment EBT	$34,632	$263,841	$(59,242)	$101,111	$340,342
Corporate income, expenses and other items					(266,047)
Net income (loss)					74,295
Net (income) loss attributable to noncontrolling interests					(339)
Net income (loss) attributable to common stockholders					$73,956

Year Ended December 31, 2018
Total revenues	$348,242	$309,451	$32,632	$374,212	$1,064,537
Total operating expenses	(164,445)	(163,517)	(49,716)	(290,806)	(668,484)
Segment operating income (loss)	183,797	145,934	(17,084)	83,406	396,053
Depreciation and amortization	(103,293)	(243)	(12,466)	(3,307)	(119,309)
Interest income (expense), net	(71,551)	26,919	6,291	12,476	(25,865)
Other income (loss), net	(7,107)	18	102	3,015	(3,972)
Equity in earnings (losses) from real estate and other affiliates	1,994	36,284	(705)	2,364	39,937
Gain (loss) on sale or disposal of real estate and other assets, net	(4)	—	—	—	(4)
Segment EBT	$3,836	$208,912	$(23,862)	$97,954	$286,840
Corporate income, expenses and other items					(229,114)
Net income (loss)					57,726
Net (income) loss attributable to noncontrolling interests					(714)
Net income (loss) attributable to common stockholders					$57,012
(a)Total revenues includes hospitality revenues of $35.2 million for the year ended December 31, 2020, $87.9 million for the year ended December 31, 2019, and $82.0 million for the year ended December 31, 2018. Total operating expenses includes hospitality operating costs of $32.3 million for the year ended December 31, 2020, $60.2 million for the year ended December 31, 2019, and $59.2 million for the year ended December 31, 2018.

The following represents assets by segment and the reconciliation of total segment assets to the total assets in the Consolidated Balance Sheets as of December 31:

thousands	2020	2019
Operating Assets	$3,936,119	$3,476,718
Master Planned Communities	2,285,896	2,166,472
Seaport District	924,245	930,067
Strategic Developments	1,132,231	1,540,161
Total segment assets	8,278,491	8,113,418
Corporate	861,841	300,348
Total assets	$9,140,332	$8,413,766

HHC 2020 FORM 10-K | 122

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2020

thousands				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center	Location	Center Type	Encumbrances (a)	Land	Buildings and Improvements	Land (e)	Buildings and Improvements (e)(f)	Land	Buildings and Improvements (f)	Total	Accumulated Depreciation (g)	Date of Construction	Date Acquired / Completed
Bridgeland
Bridgeland	Cypress, TX	MPC	$75,000	$260,223	$—	$226,644	$4,464	$486,867	$4,464	$491,331	$(508)		2004
Lakeland Village Center at Bridgeland (h)	Cypress, TX	Retail	14,135	2,404	11,135	—	3,399	2,404	14,534	16,938	(2,035)		2016
Lakeside Row	Cypress, TX	Multi-family	31,566	812	42,875	—	(1)	812	42,874	43,686	(1,953)	2018	2019
Columbia
Columbia	Columbia, MD	MPC	—	457,552	—	(440,927)	—	16,625	—	16,625	—		2004
10 - 70 Columbia Corporate Center (h)	Columbia, MD	Office	99,184	24,685	94,824	—	28,185	24,685	123,009	147,694	(24,724)		2012/2014
Columbia Office Properties	Columbia, MD	Office	—	1,175	14,913	—	(769)	1,175	14,144	15,319	(6,095)		1969/1972
Columbia Regional Building	Columbia, MD	Retail	24,244	—	28,865	—	2,357	—	31,222	31,222	(6,085)		2014
Juniper Apartments	Columbia, MD	Multi-family	65,808	—	—	3,923	108,771	3,923	108,771	112,694	(2,973)	2018	2020
Lakefront District (i)	Columbia, MD	Development	—	400	80,053	(400)	(53,682)	—	26,371	26,371	—		2004
Merriweather District	Columbia, MD	Development	—	—	—	—	81,654	—	81,654	81,654	—		2015
Merriweather District Area 3 Standalone Restaurant	Columbia, MD	Retail	—	—	—	337	16,268	337	16,268	16,605	(28)	2019	2020
One Mall North (h)	Columbia, MD	Office	12,425	7,822	10,818	—	1,170	7,822	11,988	19,810	(1,425)		2016
One Merriweather (h)	Columbia, MD	Office	42,008	1,433	58,936	—	15,417	1,433	74,353	75,786	(9,039)		2017
Two Merriweather	Columbia, MD	Office	—	1,019	4,931	—	33,856	1,019	38,787	39,806	(3,943)		2017
6100 Merriweather	Columbia, MD	Office	62,040	2,550	112,669	—	—	2,550	112,669	115,219	(3,893)	2018	2019
Seaport District
85 South Street	New York, NY	Multi-family	—	15,913	8,137	—	2,662	15,913	10,799	26,712	(3,985)		2014
Seaport Predevelopment	New York, NY	Development	—	—	7,641	—	14,536	—	22,177	22,177	—	2013
Tin Building	New York, NY	Development	—	—	8,290	—	98,404	—	106,694	106,694	—		2015
Pier 17	New York, NY	Retail	—	—	468,476	—	3,423	—	471,899	471,899	(44,371)	2017	2018
Seaport District Historic Area / Uplands	New York, NY	Retail	—	—	7,884	—	114,830	—	122,714	122,714	(17,830)	2013	2016
250 Water Street	New York, NY	Development	100,000	—	179,471	—	370	—	179,841	179,841	—		2018
Summerlin
Aristocrat (j)	Las Vegas, NV	Office	37,093	5,004	34,588	—	159	5,004	34,747	39,751	(2,866)	2017	2018
Constellation Apartments	Las Vegas, NV	Multi-family	24,200	3,069	39,759	—	—	3,069	39,759	42,828	(4,666)		2016
Downtown Summerlin (j)(k)	Las Vegas, NV	Retail/Office	2,121	30,855	364,100	—	26,050	30,855	390,150	421,005	(80,563)		2014
Hockey Ground Lease (j)	Las Vegas, NV	Other	113	—	—	6,705	2,198	6,705	2,198	8,903	(183)		2017
Las Vegas Ballpark (j)(l)	Las Vegas, NV	Other	48,459	—	179	5,318	124,212	5,318	124,391	129,709	(11,484)		2019
Two Summerlin (j)	Las Vegas, NV	Office	87	3,037	47,104	—	1,923	3,037	49,027	52,064	(3,844)	2017	2018
Summerlin	Las Vegas, NV	MPC	31,520	990,179	—	(101,227)	701	888,952	701	889,653	(354)		2004
Tanager Apartments (j)	Las Vegas, NV	Multi-family	39,922	9,633	55,858	—	—	9,633	55,858	65,491	(2,813)	2017	2019
The Woodlands
Creekside Park Apartments	The Woodlands, TX	Multi-family	37,730	729	40,116	—	31	729	40,147	40,876	(3,168)	2017	2018
Creekside Park The Grove (m)	The Woodlands, TX	Development	16,468	—	—	—	38,771	—	38,771	38,771	—	2019

HHC 2020 FORM 10-K | 123

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements

thousands				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center	Location	Center Type	Encumbrances (a)	Land	Buildings and Improvements	Land (e)	Buildings and Improvements (e)(f)	Land	Buildings and Improvements (f)	Total	Accumulated Depreciation (g)	Date of Construction	Date Acquired / Completed
Creekside Park West	The Woodlands, TX	Retail	14,719	1,228	17,922	—	—	1,228	17,922	19,150	(677)	2018	2019
Creekside Village Green (h)	The Woodlands, TX	Retail	17,051	2,551	33,822	(1,228)	(17,980)	1,323	15,842	17,165	(2,978)		2015
Embassy Suites at Hughes Landing (h)	The Woodlands, TX	Hospitality	27,970	—	6,752	1,818	36,503	1,818	43,255	45,073	(7,671)		2015
HHC 242 Self-Storage	The Woodlands, TX	Other	—	878	6,802	—	1,106	878	7,908	8,786	(809)		2017
HHC 2978 Self-Storage	The Woodlands, TX	Other	—	124	5,498	—	2,063	124	7,561	7,685	(740)		2017
One Hughes Landing	The Woodlands, TX	Office	50,815	1,678	34,761	—	394	1,678	35,155	36,833	(10,654)		2013
Two Hughes Landing	The Woodlands, TX	Office	48,000	1,269	34,950	—	(3,899)	1,269	31,051	32,320	(7,924)		2014
Three Hughes Landing	The Woodlands, TX	Office	—	2,626	46,372	—	32,097	2,626	78,469	81,095	(12,324)		2016
1725 Hughes Landing Boulevard (h)	The Woodlands, TX	Office	56,772	1,351	36,764	—	38,448	1,351	75,212	76,563	(18,671)		2015
1735 Hughes Landing Boulevard (h)	The Woodlands, TX	Office	54,568	3,709	97,651	—	(372)	3,709	97,279	100,988	(22,033)		2015
Hughes Landing Daycare	The Woodlands, TX	Other	—	138	—	—	—	138	—	138	—	2018	2019
Hughes Landing Retail	The Woodlands, TX	Retail	34,328	5,184	—	—	33,103	5,184	33,103	38,287	(7,524)		2015
1701 Lake Robbins (h)	The Woodlands, TX	Retail	3,658	1,663	3,725	—	459	1,663	4,184	5,847	(711)		2014
Lake Woodlands Crossing Retail	The Woodlands, TX	Retail	12,329	5,122	11,440	—	65	5,122	11,505	16,627	(938)	2017	2018
2201 Lake Woodlands Drive	The Woodlands, TX	Office	—	3,755	—	—	1,210	3,755	1,210	4,965	(286)		1994
Lakefront North	The Woodlands, TX	Office	—	10,260	39,357	—	11,437	10,260	50,794	61,054	(3,366)		2018
One Lakes Edge	The Woodlands, TX	Multi-family	69,440	1,057	81,768	—	418	1,057	82,186	83,243	(13,425)		2015
Two Lakes Edge	The Woodlands, TX	Multi-family	66,198	—	—	1,870	95,653	1,870	95,653	97,523	(2,826)	2018	2020
Millennium Six Pines Apartments	The Woodlands, TX	Multi-family	42,500	4,000	54,624	7,225	514	11,225	55,138	66,363	(8,942)		2014
Millennium Waterway Apartments	The Woodlands, TX	Multi-family	51,946	15,917	56,002	—	2,941	15,917	58,943	74,860	(20,035)		2010
The Lane at Waterway (n)	The Woodlands, TX	Multi-family	22,167	—	—	2,029	39,246	2,029	39,246	41,275	(134)	2019	2020
8770 New Trails	The Woodlands, TX	Office	35,417	—	—	2,204	34,989	2,204	34,989	37,193	(1,483)	2019	2020
9303 New Trails	The Woodlands, TX	Office	10,763	1,929	11,915	—	1,322	1,929	13,237	15,166	(3,125)		2008
3831 Technology Forest Drive	The Woodlands, TX	Office	20,686	514	14,194	—	1,813	514	16,007	16,521	(4,824)		2014
20/25 Waterway Avenue	The Woodlands, TX	Retail	12,855	2,346	8,871	—	(83)	2,346	8,788	11,134	(2,320)		2007/2009
Waterway Garage Retail	The Woodlands, TX	Retail	—	1,341	4,255	—	997	1,341	5,252	6,593	(1,449)		2011
3 Waterway Square	The Woodlands, TX	Office	46,224	748	—	—	40,386	748	40,386	41,134	(12,926)		2013
4 Waterway Square	The Woodlands, TX	Office	31,519	1,430	51,553	—	6,208	1,430	57,761	59,191	(17,736)		2010
The Westin at the Woodlands (h)	The Woodlands, TX	Hospitality	41,793	22,473	—	(20,520)	94,634	1,953	94,634	96,587	(14,750)		2016
The Woodlands	The Woodlands, TX	MPC	75,000	269,411	9,814	(92,069)	7,625	177,342	17,439	194,781	(392)		2011
The Woodlands Ground Leases	The Woodlands, TX	Other	—	1,770	—	3,257	—	5,027	—	5,027	—		2011
The Woodlands Parking Garages	The Woodlands, TX	Other	—	5,857	—	1,529	12,022	7,386	12,022	19,408	(2,173)		2008/2009
2000 Woodlands Parkway	The Woodlands, TX	Retail	—	—	—	—	655	—	655	655	(118)		1997
The Woodlands Resort & Conference Center	The Woodlands, TX	Hospitality	62,500	13,258	37,983	—	78,367	13,258	116,350	129,608	(26,496)		2014
The Woodlands Towers at the Waterway	The Woodlands, TX	Office	344,176	11,044	437,561	—	11,860	11,044	449,421	460,465	(14,144)		2019
The Woodlands Warehouse	The Woodlands, TX	Other	7,230	4,480	4,389	—	—	4,480	4,389	8,869	(179)		2019
1400 Woodloch Forest	The Woodlands, TX	Office	—	—	—	1,570	15,531	1,570	15,531	17,101	(5,206)		1981
The Woodlands Hills
The Woodlands Hills	Conroe, TX	MPC	—	99,284	—	18,448	8	117,732	8	117,740	—		2014
Ward Village
‘A‘ali‘i	Honolulu, HI	Development	154,601	—	—	—	298,825	—	298,825	298,825	(3,123)	2018

HHC 2020 FORM 10-K | 124

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements

thousands				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center	Location	Center Type	Encumbrances (a)	Land	Buildings and Improvements	Land (e)	Buildings and Improvements (e)(f)	Land	Buildings and Improvements (f)	Total	Accumulated Depreciation (g)	Date of Construction	Date Acquired / Completed
Ae‘o	Honolulu, HI	Condominium	—	9,795	85,046	(9,795)	(83,884)	—	1,162	1,162	(58)	2016	2018
Anaha	Honolulu, HI	Condominium	—	5,546	47,450	(5,546)	(46,353)	—	1,097	1,097	(85)	2014	2017
Ke Kilohana	Honolulu, HI	Condominium	—	152	12,842	(152)	(12,186)	—	656	656	(27)	2016	2019
Kewalo Basin Harbor	Honolulu, HI	Other	11,562	—	24,116	—	—	—	24,116	24,116	(2,462)	2017	2019
Kō'ula	Honolulu, HI	Development	65,282	—	—	—	130,728	—	130,728	130,728	(2,726)	2019
Waiea	Honolulu, HI	Condominium	—	—	20,812	—	(16,849)	—	3,963	3,963	(131)	2014	2017
Ward Predevelopment	Honolulu, HI	Development	—	—	24,069	—	73,443	—	97,512	97,512	(5,071)	2013
Ward Village Retail (h)	Honolulu, HI	Retail	285,295	164,007	89,321	(76,252)	293,486	87,755	382,807	470,562	(96,682)		2002
Other
Century Park	Houston, TX	Development	—	19,816	36,763	—	—	19,816	36,763	56,579	—		2019
Landmark Mall	Alexandria, VA	Development	—	28,396	67,235	(28,396)	(10,218)	—	57,017	57,017	(365)		2004
Monarch City	Allen, TX	Development	—	25,575	—	(25,575)	28,657	—	28,657	28,657	—		2006
Outlet Collection at Riverwalk	New Orleans, LA	Retail	28,679	—	94,513	—	(35,328)	—	59,185	59,185	(18,575)		2014
Total excluding Corporate, Deferred financing costs and Unamortized bond issuance costs			2,570,166	2,570,176	3,372,534	(519,210)	1,869,420	2,050,966	5,241,954	7,292,920	(618,122)
Corporate	Various		1,750,000	885	1,027	(885)	25,186	—	26,213	26,213	(15,942)
Unamortized bond issuance costs	N/A		(4,355)	—	—	—	—	—	—	—	—
Deferred financing costs	N/A		(28,442)	—	—	—	—	—	—	—	—
		Total	$4,287,369	$2,571,061	$3,373,561	$(520,095)	$1,894,606	$2,050,966	$5,268,167	$7,319,133	$(634,064)
(a)See description of Encumbrances in Note 7 - Mortgages, Notes and Loans Payable, Net of the Consolidated Financial Statements.
(b)Initial cost for projects undergoing development or redevelopment is cost at end of first complete calendar year subsequent to opening.
(c)For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write‑downs. For MPCs, costs capitalized subsequent to acquisitions are net of the cost of land sales.
(d)The aggregate cost of land, building and improvements for federal income tax purposes is approximately $6.2 billion.
(e)Reductions in Land reflect transfers to Buildings and Improvements for projects which the Company is internally developing.
(f)Includes all amounts related to Developments.
(g)Depreciation is computed based upon the useful lives in Note 1 - Summary of Significant Accounting Policies.
(h)Property is collateral for the Senior Secured Credit Facility. See Note 7 - Mortgages, Notes and Loans Payable, Net of the Consolidated Financial Statements for additional information. The Ward Village Retail line includes $30.5 million related to Ae’o Retail and $9.3 million related to Ke Kilohana retail that are not collateral for the Senior Secured Credit Facility.
(i)Lakefront District includes American City Building acquired in 2016, Ridgley Building acquired in 2017 and Sterrett Place acquired in 2018, all of which have been demolished and now represent future development rights.
(j)Encumbrances balance either represents or is inclusive of SIDs. See Note 7 - Mortgages, Notes and Loans Payable, Net of the Consolidated Financial Statements for additional information.
(k)Downtown Summerlin includes the One Summerlin office property, which was placed in service in 2015.
(l)Includes the Las Vegas Aviators.
(m)Creekside Park Apartments Phase II was renamed to Creekside Park The Grove.
(n)Millennium Phase III Apartments was renamed to The Lane at Waterway.

HHC 2020 FORM 10-K | 125

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements

Reconciliation of Real Estate
thousands	2020	2019	2018
Balance as of January 1,	$7,268,288	$6,163,287	$5,355,409
Change in land	228,402	239,558	199,069
Additions	716,614	1,513,888	1,148,826
Impairments	(48,738)	—	—
Dispositions and write-offs and land and condominium costs of sales	(845,433)	(648,445)	(540,017)
Balance as of December 31,	$7,319,133	$7,268,288	$6,163,287

Reconciliation of Accumulated Depreciation
thousands	2020	2019	2018
Balance as of January 1,	$507,933	$380,892	$321,882
Depreciation Expense	198,556	143,698	113,518
Dispositions and write-offs	(72,425)	(16,657)	(54,508)
Balance as of December 31,	$634,064	$507,933	$380,892

HHC 2020 FORM 10-K | 126

Table of Contents Index to Financial Statements
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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of January 1, 2020, we adopted ASC 326. In connection with the adoption, we implemented certain changes to our processes and controls related to accounting for the measurement of credit losses on financial instruments. These changes included the development of new practices based on the guidance outlined in ASC 326, new credit quality review requirements and new processes related to the additional disclosure requirements.

Due to the COVID-19 pandemic, beginning on March 13, 2020, we instituted an ongoing remote workplace strategy for employees whose job duties are conducive to working from home. Our transition of a large portion of associates working remotely did not have a material effect on our internal controls over financial reporting.

There were no other changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining a system of internal control over financial reporting designed to provide reasonable assurance that transactions are executed in accordance with management authorization and that such transactions are properly recorded and reported in the financial statements, and that records are maintained so as to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 Framework). Management concluded, based on its assessment, that The Howard Hughes Corporation’s internal control over financial reporting was effective as of December 31, 2020. Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report which is included in this Annual Report on Form 10-K.

HHC 2020 FORM 10-K | 127

Table of Contents Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
The Howard Hughes Corporation

Opinion on Internal Control Over Financial Reporting
We have audited The Howard Hughes Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Howard Hughes Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 25, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Houston, Texas
February 25, 2021

Item 9B.  Other Information

None.
HHC 2020 FORM 10-K | 128

Table of Contents Index to Financial Statements

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference to the relevant information included in our proxy statement for our 2021 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to the relevant information included in our proxy statement for our 2021 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the relevant information included in our proxy statement for our 2021 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the relevant information included in our proxy statement for our 2021 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the relevant information included in our proxy statement for our 2021 Annual Meeting of Stockholders.

HHC 2020 FORM 10-K | 129

Table of Contents Index to Financial Statements

PART IV

Item 15.  Exhibits, Financial Statement Schedule

(a)Financial Statements and Financial Statement Schedule.

The Consolidated Financial Statements and Schedule listed in the Index to this Form 10-K on page 72 are filed as part of this Annual Report. No additional financial statement schedules are presented as the required information is not applicable, not present in amounts sufficient to require submission of the schedule or because the information required is enclosed in the Consolidated Financial Statements and notes thereto.

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

3.4
Certificate of Designations of Series A Junior Participating Preferred Stock, filed with the Secretary of State of Delaware on February 29, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 29, 2012)

4.1
Indenture, dated as of March 16, 2017 by and between The Howard Hughes Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 21, 2017)

4.1.1
Second Supplemental Indenture, dated as of August 18, 2020, to the indenture dated as of March 16, 2017 and first supplemented as of June 15, 2017, by and among HHC Warehouse Holdings Company, LLC, HH Warehouse Land Holdings, LLC, The Howard Hughes Corporation and Wells Fargo Bank, National Association, as the trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 21, 2020)

4.1.2
Third Supplemental Indenture, dated as of October 2, 2020, to the indenture dated as of March 16, 2017, as first supplemented on June 15, 2017 and as further supplemented on August 18, 2020, among The Howard Hughes Corporation, HH Woodlands Tower Holdings, LLC, API/ HHC Lake Robbins Holding Company, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on October 7, 2020)

4.1.3
Fourth Supplemental Indenture, dated as of February 2, 2021, to the indenture dated as of March 16, 2017, by and among The Howard Hughes Corporation, HHC Warehouse Holdings Company, LLC, HH Warehouse Land Holdings, LLC, HH Woodlands Tower Holdings, LLC, API/HHC Lake Robbins Holding Company, LLC, and Wells Fargo Bank, National Association, as the trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on February 4, 2021)

4.2
Indenture, dated as of August 18, 2020, by and among The Howard Hughes Corporation, HHC Warehouse Holdings Company, LLC, HH Warehouse Land Holdings, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2020)

4.2.1
First Supplemental Indenture, dated as of October 2, 2020, to the indenture dated as of August 18, 2020, among The Howard Hughes Corporation, HH Woodlands Tower Holdings, LLC, API/ HHC Lake Robbins Holding Company, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2020)

4.3
Indenture, dated as of February 2, 2021, by and among The Howard Hughes Corporation, HHC Warehouse Holding Company, LLC, HH Warehouse Land Holdings, LLC, HH Woodlands Tower Holdings, LLC, API/HHC Lake Robbins Holding Company, LLC, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 4, 2021)

4.4
Indenture, dated as of February 2, 2021, by and among The Howard Hughes Corporation, HHC Warehouse Holding Company, LLC, HH Warehouse Land Holdings, LLC, HH Woodlands Tower Holdings, LLC, API/HHC Lake Robbins Holding Company, LLC, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on February 4, 2021)

HHC 2020 FORM 10-K | 130

Table of Contents Index to Financial Statements

4.5	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3, filed March 27, 2020)

4.6	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, filed March 27, 2020)

4.7	Form of Senior Note (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3, filed March 27, 2020)

4.8	Form of Subordinated Note (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3, filed March 27, 2020)

4.9*	Form of Deposit Agreement

4.10*	Form of Warrant Agreement

4.11*	Form of Purchase Contract Agreement

4.12*	Form of Unit Agreement

4.13+	Description of Securities of the Registrant

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

10.3**
Form of Restricted Stock Agreement for Nonemployee Directors under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.4**
Form of Time-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.5**
Form of Performance-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.6**
Form of Time-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.7**
Form of Performance-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.8**
Form of Time-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2019)

10.9**
Form of Performance-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2019)

10.10**
Form of Time-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2019)

10.11**
Form of Performance-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation Amended and Restated 2010 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed May 6, 2019)

HHC 2020 FORM 10-K | 131

Table of Contents Index to Financial Statements

10.12**
Employment Agreement, dated as of November 6, 2017, between The Howard Hughes Corporation and Peter F. Riley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 9, 2017)

10.13**
Amended and Restated Employment Agreement, dated as of February 21, 2018, between The Howard Hughes Corporation and David O’Reilly (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed February 26, 2018)

10.14**
Restricted Stock Agreement, dated as of November 8, 2017, between The Howard Hughes Corporation and Peter F. Riley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed November 9, 2017)

10.15**
Warrant Grant Agreement, dated as of June 16, 2017, between The Howard Hughes Corporation and David R. Weinreb (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 20, 2017)

10.16**
Warrant Grant Agreement, dated as of October 4, 2017, between The Howard Hughes Corporation and Grant Herlitz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 5, 2017)

10.17**
Warrant Purchase Agreement, dated October 7, 2016, between The Howard Hughes Corporation and David O’Reilly (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 11, 2016)

10.18**	Saul Scherl offer letter, dated as of February 21, 2019 (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 10-K, filed February 27, 2019)

10.19
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

10.20
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

10.21
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

10.22**	The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 14, 2012)

10.23**	Form of The Howard Hughes Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed September 17, 2014)

10.24**	The Howard Hughes Corporation Management Co., LLC Separation Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 16, 2017)

10.25**
Employment Agreement, dated October 21, 2019, between The Howard Hughes Corporation and Paul H. Layne (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 21, 2019)

10.26**
Amendment to Employment Agreement, dated November 13, 2019, between Peter F. Riley and The Howard Hughes Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 14, 2019)

10.27**
Form of Time-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 11, 2020)

HHC 2020 FORM 10-K | 132

Table of Contents Index to Financial Statements

10.28**
Form of Performance-based Restricted Stock Agreement for Executive Officers under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed May 11, 2020)

10.29**
Form of Time-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed May 11, 2020)

10.30**
Form of Performance-based Restricted Stock Agreement for Employees under The Howard Hughes Corporation 2010 Amended and Restated Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed May 11, 2020)

10.31**	Saul Scherl Employment Letter, dated as of February 12, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed May 11, 2020)

10.32**
Time-based Restricted Stock Agreement, dated as of February 12, 2020, by and between The Howard Hughes Corporation and Saul Scherl (incorporated by Reference to Exhibit 10.6 to the Company’s Quarterly Report on From 10-Q, filed May 11, 2020)

10.33**
Performance-based Restricted Stock Agreement, dated as of February 12, 2020, by and between The Howard Hughes Corporation and Saul Scherl (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on From 10-Q, filed May 11, 2020)

10.34**
Amendment No. 1 to Nonqualified Employee Stock Option Agreement, dated as of February 12, 2020, by and between The Howard Hughes Corporation and Saul Scherl (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed May 11, 2020)

10.35
Share Purchase Agreement, dated March 27, 2020, by and among The Howard Hughes Corporation and Pershing Square Capital Management, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 31, 2020)

10.36**
Employment Separation Agreement and Release, dated as of February 8, 2020, by and between The Howard Hughes Corporation and Simon Treacy (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed May 11, 2020)

10.37**	The Howard Hughes Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 20, 2020)

10.38**
First Amendment to Amended and Restated Employment Agreement dated June 24, 2020, between The Howard Hughes Corporation and David O’Reilly (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K filed June 25, 2020)

10.39**
Amendment No. 1 to Restricted Stock Agreements dated November 4, 2020 between The Howard Hughes Corporation and David O’Reilly (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2020)

10.40**
Amendment No. 1 to Restricted Stock Agreements dated November 4, 2020 between The Howard Hughes Corporation and Peter F. Riley (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2020)

10.41**
Separation and Release Agreement, by and between Paul Layne and The Howard Hughes Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 30, 2020)

10.42**
Second Amended and Restated Employment Agreement, dated December 1, 2020, between The Howard Hughes Corporation and David O’Reilly (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 2, 2020)

10.43**
Employment Agreement, dated December 1, 2020, between The Howard Hughes Corporation and L. Jay Cross (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 2, 2020)

21.1+	List of Subsidiaries

23.1+	Consent of Ernst & Young LLP

24.1+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

HHC 2020 FORM 10-K | 133

Table of Contents Index to Financial Statements

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

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, (iii) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (iv) Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.

Item 16.  Form 10-K Summary

Not applicable.

HHC 2020 FORM 10-K | 134

Table of Contents Index to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE HOWARD HUGHES CORPORATION

/s/ David R. O’Reilly
David O’Reilly
Chief Executive Officer and Interim Chief Financial Officer	February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	Chairman of the Board and Director	February 25, 2021
William Ackman

/s/ David R. O’Reilly	Chief Executive Officer and Interim Chief Financial Officer	February 25, 2021
David R. O’Reilly	(Principal Executive Officer)

/s/ David R. O’Reilly	Chief Executive Officer and Interim Chief Financial Officer	February 25, 2021
David R. O’Reilly	(Principal Financial and Accounting Officer)

*	Director	February 25, 2021
Adam Flatto

*	Director	February 25, 2021
Jeffrey Furber

*	Director	February 25, 2021
Beth Kaplan

*	Director	February 25, 2021
Allen Model

*	Director	February 25, 2021
R. Scot Sellers

*	Director	February 25, 2021
Steven Shepsman

*	Director	February 25, 2021
Mary Ann Tighe

*	Director	February 25, 2021
Anthony Williams

*/s/ David R. O’Reilly
David R. O’Reilly
Attorney-in-fact
HHC 2020 FORM 10-K | 135