Form 10-K/A
period 2020-12-31
Howard Hughes Corp
filed 2021-03-24
CIK 1498828

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
The number of shares of common stock, $0.01 par value, outstanding as of March 19, 2021 was 55,127,680.
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

EXPLANATORY NOTE

The Howard Hughes Corporation (the Company), is filing this Amendment No. 1 (the Amendment) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the Form 10-K), which was filed on February 25, 2021, to provide separate audited consolidated financial statements for DLV/HHPI Summerlin, LLC (The Summit), our joint venture with Discovery Land Company, in accordance with Rule 3-09 of Regulation S-X. The consolidated financial statements of The Summit as of and for the year ended December 31, 2020 were not available at the time that the Company filed its Form 10-K on February 25, 2021. The Summit's audited Consolidated Financial Statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018, and Report of Independent Auditors, are filed as Exhibit 99.1 and are included as financial statement schedules in Item 15 of this Form 10-K/A.

This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of Exhibit 23.2, the consent of Ernst & Young LLP, and the filing of new Exhibits 31.1, 31.2 and 32.1, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities and Exchange Act of 1934.

Except as described above, this Amendment is not intended to update or modify any other information presented in the Form 10-K for the fiscal year ended December 31, 2020, as originally filed. This Amendment does not update or modify in any way the financial position, results of operations, cash flows or related disclosures in the Form 10-K and does not reflect events occurring after the Form 10-K’s original filing date of February 25, 2021. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K for the year ended December 31, 2020 and any subsequent filings with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Finanical Statement Schedule

(a)Financial Statements and Financial Statement Schedule.

The Consolidated Financial Statements and Schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule were previously filed with the Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 25, 2021.

The following financial statements are included in this Amendment No. 1 to Annual Report on Form 10-K/A pursuant to Rule 3-09 of Regulation S-K.
–DLV/HHPI Summerlin, LLC audited Consolidated Financial Statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018
No additional financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required has been enclosed in the Consolidated Financial Statements and notes thereto.

(b)Exhibits.
A list of exhibits to be filed or furnished as part of this Amendment is set forth in the Exhibit Index below.

Exhibit No.	Description of Exhibit
23.2+	Consent of Ernst & Young LLP

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1+	DLV/HHPI Summerlin, LLC audited Consolidated Financial Statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+    Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE HOWARD HUGHES CORPORATION

/s/ David R. O'Reilly
David R. O'Reilly
Chief Executive Officer and Interim Chief Financial Officer	March 24, 2021