Form 10-Q
period 2021-03-31
Howard Hughes Corp
filed 2021-05-10
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

(281) 719-6100
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

The number of shares of common stock, $0.01 par value, outstanding as of May 3, 2021 was 55,110,200.

HHC 2021 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands except par values and share amounts	March 31, 2021	December 31, 2020
ASSETS
Investment in real estate:
Master Planned Communities assets	$1,714,092	$1,687,519
Buildings and equipment	4,137,760	4,115,493
Less: accumulated depreciation	(677,202)	(634,064)
Land	363,447	363,447
Developments	1,263,571	1,152,674
Net property and equipment	6,801,668	6,685,069
Investment in real estate and other affiliates	389,586	377,145
Net investment in real estate	7,191,254	7,062,214
Net investment in lease receivable	2,919	2,926
Cash and cash equivalents	975,784	1,014,686
Restricted cash	198,544	228,311
Accounts receivable, net	70,990	66,726
Municipal Utility District receivables, net	332,040	314,394
Notes receivable, net	1,300	622
Deferred expenses, net	110,362	112,097
Operating lease right-of-use assets, net	55,412	56,255
Prepaid expenses and other assets, net	215,557	282,101
Total assets	$9,154,162	$9,140,332

LIABILITIES
Mortgages, notes and loans payable, net	$4,395,187	$4,287,369
Operating lease obligations	68,460	68,929
Deferred tax liabilities	168,157	187,639
Accounts payable and accrued expenses	833,373	852,258
Total liabilities	5,465,177	5,396,195

Commitments and Contingencies (see Note 9)
Redeemable noncontrolling interest	27,718	29,114

EQUITY
Preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $0.01 par value; 150,000,000 shares authorized, 56,178,233 issued and 55,107,675 outstanding as of March 31, 2021, 56,042,814 shares issued and 54,972,256 outstanding as of December 31, 2020	563	562
Additional paid-in capital	3,952,537	3,947,278
Accumulated deficit	(139,150)	(72,556)
Accumulated other comprehensive loss	(31,017)	(38,590)
Treasury stock, at cost, 1,070,558 shares as of March 31, 2021, and 1,070,558 shares as of December 31, 2020	(122,091)	(122,091)
Total stockholders' equity	3,660,842	3,714,603
Noncontrolling interests	425	420
Total equity	3,661,267	3,715,023
Total liabilities and equity	$9,154,162	$9,140,332
See Notes to Condensed Consolidated Financial Statements.
HHC 2021 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
thousands except per share amounts	2021	2020
REVENUES
Condominium rights and unit sales	$37,167	$43
Master Planned Communities land sales	37,477	39,732
Rental revenue	85,899	92,744
Other land, rental and property revenues	23,243	34,897
Builder price participation	6,794	7,759
Total revenues	190,580	175,175

EXPENSES
Condominium rights and unit cost of sales	54,968	97,901
Master Planned Communities cost of sales	15,651	16,786
Operating costs	58,598	64,606
Rental property real estate taxes	13,991	13,578
Provision for (recovery of) doubtful accounts	(578)	1,701
Development-related marketing costs	1,644	2,816
General and administrative	21,766	39,081
Depreciation and amortization	49,308	61,637
Total expenses	215,348	298,106

OTHER
Provision for impairment	—	(48,738)
Gain (loss) on sale or disposal of real estate and other assets, net	—	38,124
Other income (loss), net	(10,308)	(3,684)
Total other	(10,308)	(14,298)

Operating income (loss)	(35,076)	(137,229)

Interest income	41	1,146
Interest expense	(34,210)	(34,448)
Gain (loss) on extinguishment of debt	(35,915)	—
Equity in earnings (losses) from real estate and other affiliates	15,796	11,349
Income (loss) before taxes	(89,364)	(159,182)
Provision (benefit) for income taxes	(21,205)	(34,100)
Net income (loss)	(68,159)	(125,082)
Net (income) loss attributable to noncontrolling interests	1,565	(52)
Net income (loss) attributable to common stockholders	$(66,594)	$(125,134)

Basic income (loss) per share	$(1.20)	$(2.88)
Diluted income (loss) per share	$(1.20)	$(2.88)
See Notes to Condensed Consolidated Financial Statements.
HHC 2021 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
thousands	2021	2020
Net income (loss)	$(68,159)	$(125,082)
Other comprehensive income (loss):
Interest rate swaps (a)	6,356	(30,901)
Share of investee’s other comprehensive income (b)	1,217	—
Other comprehensive income (loss)	7,573	(30,901)
Comprehensive income (loss)	(60,586)	(155,983)
Comprehensive income (loss) attributable to noncontrolling interests	1,565	(52)
Comprehensive income (loss) attributable to common stockholders	$(59,021)	$(156,035)
(a)Amounts are shown net of deferred tax expense of $1.8 million for the three months ended March 31, 2021, and a deferred tax benefit of $7.1 million for the three months ended March 31, 2020.
(b)The amount for 2021 is shown net of deferred tax expense of $0.3 million.

See Notes to Condensed Consolidated Financial Statements.

HHC 2021 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
thousands except shares	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests (a)	Equity
Balance, December 31, 2020	56,042,814	$562	$3,947,278	$(72,556)	$(38,590)	(1,070,558)	$(122,091)	$3,714,603	$420	$3,715,023
Net income (loss) excluding $1,570 attributable to redeemable noncontrolling interest	—	—	—	(66,594)	—	—	—	(66,594)	5	(66,589)
Interest rate swaps, net of tax of $1,790	—	—	—	—	6,356	—	—	6,356	—	6,356
Share of investee's other comprehensive income, net of tax of $346	—	—	—	—	1,217	—	—	1,217	—	1,217
Issuance of common shares	—	—	(5)	—	—	—	—	(5)	—	(5)
Stock plan activity	135,419	1	5,264	—	—	—	—	5,265	—	5,265
Balance, March 31, 2021	56,178,233	$563	$3,952,537	$(139,150)	$(31,017)	(1,070,558)	$(122,091)	$3,660,842	$425	$3,661,267

Balance, December 31, 2019	43,635,893	$437	$3,343,983	$(46,385)	$(29,372)	(1,050,260)	$(120,530)	$3,148,133	$184,855	$3,332,988
Net income (loss)	—	—	—	(125,134)	—	—	—	(125,134)	52	(125,082)
Interest rate swaps, net of tax benefit of $7,094	—	—	—	—	(30,901)	—	—	(30,901)	—	(30,901)
Adoption of ASU 2016-13	—	—	—	(18)	—	—	—	(18)	—	(18)
Issuance of common shares	12,270,900	123	593,575	—	—	—	—	593,698	—	593,698
Stock plan activity	82,470	1	1,912	—	—	—	—	1,913	—	1,913
Balance, March 31, 2020	55,989,263	$561	$3,939,470	$(171,537)	$(60,273)	(1,050,260)	$(120,530)	$3,587,691	$184,907	$3,772,598
(a) The three months ended March 31, 2021 excludes redeemable noncontrolling interest, which is reflected in temporary equity. See Note 2 - Real Estate and Other Affiliates.

See Notes to Condensed Consolidated Financial Statements.
HHC 2021 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
thousands	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(68,159)	$(125,082)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	44,844	57,349
Amortization	4,097	4,075
Amortization of deferred financing costs	2,453	4,114
Amortization of intangibles other than in-place leases	386	170
Straight-line rent amortization	(3,981)	(2,870)
Deferred income taxes	(21,619)	(34,625)
Restricted stock and stock option amortization	2,533	1,152
Net gain on sale of lease receivable	—	(38,124)
Proceeds from the sale of lease receivable	—	64,155
(Gain) loss on extinguishment of debt	35,915	—
Impairment charges	717	48,738
Equity in (earnings) losses from real estate and other affiliates, net of distributions	(10,633)	(5,817)
Provision for doubtful accounts	432	(3,115)
Master Planned Community development expenditures	(52,980)	(64,895)
Master Planned Community cost of sales	15,652	16,783
Condominium development expenditures	(81,206)	(60,688)
Condominium rights and units cost of sales	53,017	97,901
Net Changes:
Accounts and notes receivable	(3,578)	9,596
Prepaid expenses and other assets	30,739	(31,565)
Condominium deposits received	15,528	46,186
Deferred expenses	(1,134)	(9,176)
Accounts payable and accrued expenses	(47,765)	(47,443)
Cash provided by (used in) operating activities	(84,742)	(73,181)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(400)	(270)
Operating property improvements	(11,829)	(10,419)
Property development and redevelopment	(45,188)	(144,422)
Reimbursements under tax increment financings	—	1,625
Distributions from real estate and other affiliates	985	1,232
Investments in real estate and other affiliates, net	(553)	(952)
Cash provided by (used in) investing activities	(56,985)	(153,206)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes and loans payable	1,402,869	256,770
Principal payments on mortgages, notes and loans payable	(1,283,512)	(5,115)
Proceeds from issuance of common stock	—	593,698
Debt extinguishment costs	(29,655)	—
Special Improvement District bond funds released from (held in) escrow	2,264	1,126
Deferred financing costs and bond issuance costs, net	(20,253)	(2,276)
Taxes paid on stock options exercised and restricted stock vested	(2,134)	(662)
Stock options exercised	3,479	1,424
Cash provided by (used in) financing activities	73,058	844,965

Net change in cash, cash equivalents and restricted cash	(68,669)	618,578
Cash, cash equivalents and restricted cash at beginning of period	1,242,997	620,135
Cash, cash equivalents and restricted cash at end of period	$1,174,328	$1,238,713
HHC 2021 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
thousands	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$64,563	$62,679
Interest capitalized	17,138	19,041

NON-CASH TRANSACTIONS
Accrued property improvements, developments and redevelopments	8,467	(28,221)
Special Improvement District bond transfers associated with land sales	—	3
Accrued interest on construction loan borrowing	—	4,773
Capitalized stock compensation	517	—

See Notes to Condensed Consolidated Financial Statements.
HHC 2021 FORM 10-Q | 7

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

1. Summary of Significant Accounting Policies

General The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to The Howard Hughes Corporation (HHC or the Company) audited Consolidated Financial Statements, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and equity for the interim periods have been included. The results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, and future fiscal years.

Certain amounts in the 2020 results of operations have been reclassified to conform to the current presentation. Specifically, the Company reclassified minimum rents, tenant recoveries, and interest income from sales-type leases to Rental revenue. Certain amounts in the 2020 condensed consolidated balance sheets have been reclassified to conform to the current presentation. Specifically, the Company reclassified straight-line rent from Prepaid expenses and other assets, net to Accounts Receivable, net.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements up to the date and time this Quarterly Report was filed.

COVID-19 Pandemic The outbreak of COVID-19 in 2020 resulted in a global slowdown of economic activity including worldwide travel restrictions, prohibitions of non-essential work activities, disruption and shutdown of businesses and greater uncertainty in global financial markets, all of which resulted in COVID-19 having an impact on the Company’s financial performance in fiscal 2020, particularly the Operating Asset and Seaport segments. Many states began easing quarantine protocols near the end of the second quarter of 2020 which allowed most of the Company’s retail and hospitality properties to resume operations. While the impact of COVID-19 affected all business segments throughout 2020 and continues to impact the Company in 2021, the Company saw notable performance improvement during the second half of the 2020 that has continued throughout the first quarter of 2021.

Restricted Cash Restricted cash reflects amounts segregated in escrow accounts in the name of the Company, primarily related to escrowed condominium deposits by buyers and other amounts related to taxes, insurance and legally restricted security deposits and leasing costs.

Accounts Receivable, net On a quarterly basis, management reviews tenant rents, tenant recoveries and straight-line rent assets for collectability. As required under Accounting Standards Codification (ASC) 842 - Leases, this analysis includes a review of past due accounts and considers factors such as the credit quality of tenants, current economic conditions and changes in customer payment trends. When full collection of a lease receivable or future lease payment is not probable, a reserve for the receivable balance is charged against rental revenue and future rental revenue is recognized on a cash basis. Due to the continued impacts of COVID-19 on the collectability of tenant receivables, the Company determined full collection of outstanding tenant rents and recoveries was not probable for a number of retail tenants. In addition, the Company determined that a reserve for estimated losses under ASC 450 - Contingencies is required as the amount is probable and can be reasonably estimated.

HHC 2021 FORM 10-Q | 8

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table represents the components of Accounts Receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	March 31, 2021	December 31, 2020
Tenant Receivables	$3,802	$4,339
Straight-line rent receivables	64,605	59,288
Other receivables	2,583	3,099
Accounts receivable, net (a)	$70,990	$66,726
(a)As of March 31, 2021, the total reserve balance for amounts considered uncollectible was $32.3 million, comprised of $27.1 million related to ASC 842 and $5.2 million related to ASC 450. As of December 31, 2020, the total reserve balance was $33.0 million, comprised of $27.3 million related to ASC 842 and $5.7 million related to ASC 450.

For the three months ended March 31, 2021, the Company recognized total expense of $0.4 million in the Consolidated Statement of Operations, comprised of a $1.0 million charge against Rental revenue related to ASC 842 and a $0.6 million reversal to the Provision for (recovery of) doubtful accounts related to ASC 450. For the three months ended March 31, 2020, the Company recognized a total impact of $3.1 million in the Consolidated Statement of Operations, comprised of a $1.4 million charge against Rental revenue related to ASC 842 and a $1.7 million charge to the Provision for (recovery of) doubtful accounts related to ASC 450.

Business Closures In the first quarter of 2020, the Company experienced closures of its Seaport retail and food and beverage assets as well as the three hotels in The Woodlands.

The Company reopened The Woodlands Resort & Conference Center in May 2020, the Embassy Suites at Hughes Landing in June 2020 and The Westin at The Woodlands in July 2020. Despite these reopenings, the Company continues to see lower occupancy, compared to levels achieved prior to the pandemic. However, with an increase in business and leisure travel during the first quarter of 2021, the performance of the Company’s hospitality assets has improved. Occupancy at the Embassy Suites at Hughes Landing increased to 63% for the three months ended March 31, 2021, compared to 55% for the three months ended December 31, 2020. Similarly, occupancy at The Westin at The Woodlands increased to 38% for the three months ended March 31, 2021, compared to 28% for the three months ended December 31, 2020. The Woodlands Resort and Conference Center continues to only operate at 55% capacity and occupancy decreased to 22% for the three months ended March 31, 2021, compared to 27% for the three months ended December 31, 2020. This reduced operating capacity and decrease in occupancy is partially due to damage from Winter Storm Uri during the first quarter of 2021.

Many of the Seaport retail and food and beverage assets resumed operations in the third quarter of 2020, on a limited basis. The 2020 Seaport summer concert series was cancelled and in its place a new concept at the Pier 17 rooftop was launched called The Greens, which continued through the end of first quarter of 2021 and is expected to return in May 2021 to compliment the summer concert series. This concept continues to generate high customer demand for the outdoor venue and will help to fulfill obligations under HHC’s sponsorship agreements.

Use of Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions include, but are not limited to, capitalization of development costs, provision for income taxes, recoverable amounts of receivables, and deferred tax assets, initial valuations of tangible and intangible assets acquired and the related useful lives of assets upon which depreciation and amortization is based. Estimates and assumptions have also been made with respect to future revenues and costs, debt and options granted. In particular, Master Planned Communities (MPC) cost of sales estimates are highly judgmental as they are sensitive to cost escalation, sales price escalation and lot absorption, which are subject to judgment and affected by expectations about future market or economic conditions. Actual results could differ from these and other estimates. It is reasonably possible these estimates will change in the near term due to the rapid development and fluidity of the events and circumstances resulting from the COVID-19 pandemic.

Noncontrolling Interests As of March 31, 2021 and December 31, 2020, Noncontrolling interests are related to the Ward Village Homeowners’ Associations (HOAs). All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to common stockholders.

HHC 2021 FORM 10-Q | 9

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Financial Instruments - Credit Losses The Company is exposed to credit losses through the sale of goods and services to the Company’s customers. Receivables held by the Company primarily relate to short-term trade receivables and financing receivables, which include Municipal Utility District (MUD) receivables, Special Improvement District (SID) bonds, TIF receivables, net investments in lease receivables, and notes receivable. The Company assesses its exposure to credit loss based on historical collection experience and future expectations by portfolio segment. Historical collection experience is evaluated on a quarterly basis by the Company.

The amortized cost basis of financing receivables, consisting primarily of MUD receivables, totaled $389.3 million as of March 31, 2021, including accrued interest of $18.7 million. There has been no material activity in the allowance for credit losses for financing receivables for the three months ended March 31, 2021.

Financing receivables are considered to be past due once they are 30 days contractually past due under the terms of the agreement. The Company does not have significant receivables that are past due or on nonaccrual status. There have been no significant write-offs or recoveries of amounts previously written off during the current period for financing receivables.

Executive Transition In December 2020, the Company announced the appointment of David R. O’Reilly as the Company’s Chief Executive Officer and the appointment of L. Jay Cross as the Company’s President. On April 8, 2021, the Company announced that Correne Loeffler has been appointed to serve as the Company's Chief Financial Officer (CFO), effective April 19, 2021. Ms. Loeffler succeeds David O'Reilly as the Company's CFO, a position that he has held since joining HHC in 2016 and has continued to hold on an interim basis since being appointed Chief Executive Officer in December 2020. Ms. Loeffler joined HHC following her role as Chief Financial Officer of Whiting Petroleum, where she managed the company’s Finance, Accounting, and Corporate Planning organizations. She also previously served as Vice President of Finance and Treasurer for the Callon Petroleum Company. In addition, she served as Callon's Interim Chief Financial Officer. Prior to that she spent over a decade at JPMorgan Securities before leaving as an Executive Director in the Corporate Client Banking group.

Recently Issued Accounting Standards The following is a summary of recently issued and other notable accounting pronouncements which relate to the Company’s business.
ASU 2020-04, Reference Rate Reform The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform when certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has applied certain optional expedients, that are retained through the end of the hedging relationship. The amendments in this Update are effective as of March 12, 2020, through December 31, 2022. The guidance in Accounting Standards Update (ASU) 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedge transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.

HHC 2021 FORM 10-Q | 10

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

2. Real Estate and Other Affiliates

As of March 31, 2021, the Company is not the primary beneficiary of any of the investments listed below as it does not have the power to direct the activities that most significantly impact the economic performance of the ventures. As a result, the Company reports its interests in accordance with the equity method. As of March 31, 2021, approximately $584.0 million of indebtedness was secured by the properties owned by the Company’s real estate and other affiliates, of which the Company’s share was $286.9 million based on economic ownership. All of this indebtedness is without recourse to the Company, with the exception of $100.6 million related to 110 North Wacker.

Equity investments in real estate and other affiliates are reported as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	March 31,	December 31,	March 31,	December 31,	Three Months Ended March 31,
thousands except percentages	2021	2020	2021	2020	2021	2020
Equity Method Investments
Operating Assets:
110 North Wacker (a)	see below	see below	$247,175	$261,143	$(15,705)	$—
The Metropolitan Downtown Columbia (b)	50%	50%	—	—	(54)	227
Stewart Title of Montgomery County, TX	50%	50%	4,176	3,924	251	343
Woodlands Sarofim #1	20%	20%	3,151	3,120	31	35
m.flats/TEN.M	50%	50%	766	1,247	318	65
Master Planned Communities:
The Summit (c)	see below	see below	122,805	96,300	27,650	8,934
Seaport
Mr. C Seaport (d)	—%	—%	—	—	—	(651)
Ssäm Bar (Momofuku) (c)(e)	see below	see below	7,302	7,101	(352)	(1,392)
Strategic Developments:
Circle T Ranch and Power Center (f)	—%	—%	—	—	—	86
HHMK Development	50%	50%	10	10	—	—
KR Holdings	50%	50%	248	347	(98)	(22)
			385,633	373,192	12,041	7,625
Other equity investments (g)			3,953	3,953	3,755	3,724
Investments in real estate and other affiliates			$389,586	$377,145	$15,796	$11,349
(a)During the third quarter of 2020, 110 North Wacker was completed and placed in service. This triggered a reconsideration event that resulted in the deconsolidation of 110 North Wacker and the recognition of the retained equity method investment at fair market value. Refer to the discussion below for additional details.
(b)The Metropolitan Downtown Columbia was in a deficit position of $5.5 million at March 31, 2021, and $5.0 million at December 31, 2020, due to distributions from operating cash flows in excess of basis. These deficit balances are presented in Accounts payable and accrued expenses at March 31, 2021, and December 31, 2020.
(c)Refer to the discussion below for details on the ownership structure.
(d)During the three months ended September 30, 2020, the Company completed the sale of its 35% equity investment in Mr. C Seaport.
(e)Bar Wayō was rebranded as Ssäm Bar. Refer to the discussion below for details.
(f)During the three months ended December 31, 2020, the Company completed the sale of its 50% equity investment in Circle T Ranch and Power Center.
(g)Other equity investments represent equity investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year 2020, or cumulatively.

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

HHC 2021 FORM 10-Q | 11

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The Partnership was determined to be a variable interest entity (VIE), and as the Company has the power to direct the activities of the Partnership that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates the Partnership. Additionally, the noncontrolling interest holder has the right to require the Company to purchase its interest in the Partnership if the Venture has not been sold or refinanced (with distributions made to the local developer and Company sufficient to repay all capital contributions), at the later of (1) the third anniversary of the issuance of the certificate of occupancy for the project or (2) the fifth anniversary of the effective date of the Partnership's LLC agreement. Therefore, the local developer’s redeemable noncontrolling interest in the Partnership is presented as temporary equity on the Condensed Consolidated Balance Sheets. As of March 31, 2021, the time restriction has not been met, and the Company believes it is not probable that the put will be redeemed. As such, the redeemable noncontrolling interest is measured at the initial carrying value plus net income (loss) attributable to the noncontrolling interest and is not adjusted to fair value. The following table presents changes in Redeemable noncontrolling interest:

thousands	Redeemable Noncontrolling Interest
Balance as of December 31, 2020	$29,114
Net income (loss) attributable to noncontrolling interest	(1,570)
Share of investee’s other comprehensive income	174
Balance as of March 31, 2021	$27,718

Upon execution of the Venture in the second quarter of 2018, the Company contributed land with a carrying value of $33.6 million and an agreed upon fair value of $85.0 million, the local developer contributed $5.0 million in cash and USAA contributed $64.0 million in cash. USAA was required to fund up to $105.6 million in addition to its initial contribution. HHC and the local developer also had additional cash funding requirements and contributed $9.8 million and $1.1 million, respectively, during 2018. The Company and its Partners entered into a construction loan agreement further described in Note 6 - Mortgages, Notes and Loans Payable, Net. Any further cash funding requirements by the Partnership were eliminated when the construction loan was increased on May 23, 2019. Concurrently with the increase in the construction loan, USAA agreed to fund an additional $8.8 million, for a total commitment of $178.4 million. No changes were made to the rights of either the Company or the Partners under the construction loan agreement.

The Company concluded that the Venture was within the scope of the VIE model, and that it was the primary beneficiary of the Venture during the development phase of the project because it had the power to direct activities that most significantly impact the Venture’s economic performance, however, upon the building’s completion, the Company expected to recognize the investment under the equity method. As the primary beneficiary of the VIE during the development phase, the Company had consolidated 110 North Wacker and its underlying entities since the second quarter of 2018. During the third quarter of 2020, 110 North Wacker was completed and placed in service, triggering a reconsideration event. Upon development completion, the Company concluded it is no longer the primary beneficiary and as such, should no longer consolidate the Venture. As there have been no changes to the structure and control of the Partnership with the local developer, the Company will continue to consolidate the Partnership.

As of September 30, 2020, the Company derecognized all assets, liabilities and noncontrolling interest related to the Venture that were previously consolidated and recognized an equity method investment of $273.6 million based on the fair value of its interest in 110 North Wacker. The Company recognized a gain of $267.5 million attributable to the initial fair value step-up at the time of deconsolidation, which is included in Equity in earnings (losses) from real estate and other affiliates on the Condensed Consolidated Statements of Operations and reported in the Strategic Developments segment for the three months ended September 30, 2020. The Company utilized a third-party appraiser to measure the fair value of 110 North Wacker on an as-is basis at September 30, 2020, using the discounted cash flow approach and sales comparison approach, based on current market assumptions. Also as a result of the deconsolidation, the Company recognized an additional $15.4 million attributable to the recognition of previously eliminated development management fees, which is included in Other land, rental and property revenues on the Condensed Consolidated Statements of Operations and reported in the Strategic Developments segment for the three months ended September 30, 2020. As 110 North Wacker was placed in service, the equity method investment was transferred from the Strategic Development segment to the Operating Asset segment.

Given the nature of the Venture’s capital structure and the provisions for the liquidation of assets, the Company’s share of the Venture’s income-producing activities will be recognized based on the Hypothetical Liquidation at Book Value (HLBV) method. Under this method, the Company will recognize income or loss in Equity in earnings from real estate and other affiliates based on the change in its underlying share of the Venture’s net assets on a hypothetical liquidation basis as of
HHC 2021 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

Ssäm Bar (formerly Bar Wayō) During the first quarter of 2016, the Company formed Pier 17 Restaurant C101, LLC (Bar Wayō) with MomoPier, LLC (Momofuku), an affiliate of the Momofuku restaurant group, to construct and operate a restaurant and bar at Pier 17 in the Seaport. Under the terms of the agreement, the Company funded 89.75% of the costs to construct the restaurant, and Momofuku contributed the remaining 10.25%. In 2021, Bar Wayō was rebranded as the Ssäm Bar.

As of March 31, 2021, and December 31, 2020, Ssäm Bar is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The carrying value of Ssäm Bar as of March 31, 2021, is $7.3 million and is classified as Investments in real estate and other affiliates in the Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of this investment is limited to the aggregate carrying value of the investment as the Company has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of this VIE.

After each member receives a 10.0% preferred return on its capital contributions, available cash will be allocated 75.0% to the Company and 25.0% to Momofuku, until each member’s unreturned capital account has been reduced to zero. Any remaining cash will be distributed to the members in proportion to their respective percentage interests, or 50% each to the Company and Momofuku. Given the nature of Ssäm Bar’s capital structure and the provisions for the liquidation of assets, the Company’s share of Ssäm Bar’s income-producing activities is recognized based on the HLBV method.

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

Relevant financial statement information for The Summit is summarized as follows:

thousands	March 31, 2021	December 31, 2020
Total Assets	$334,970	$310,855
Total Liabilities	203,138	209,968
Total Equity	131,832	100,887

	Three Months Ended March 31,
thousands	2021	2020
Revenues (a)	$90,873	$39,836
Net income	32,089	10,559
Gross Margin	33,049	11,704
(a)The increase in Revenues for the Summit is due to an increase in units closed, with 19 units closing during the three months ended March 31, 2021 compared to 6 units closing during the three months ended March 31, 2020.

HHC 2021 FORM 10-Q | 13

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

3. Dispositions

In March 2020, the Company closed on the sale of its property at 100 Fellowship Drive, a 13.5-acre land parcel and 203,257-square-foot build-to-suit medical building with approximately 550 surface parking spaces in The Woodlands, Texas, for a total sales price of $115.0 million. The Company had previously entered into a lease agreement related to this property in November of 2019, and at lease commencement, the Company derecognized $63.7 million from Developments and recorded an initial net investment in lease receivable of $75.9 million on the Condensed Consolidated Balance Sheets, recognizing $13.5 million of Selling profit from the sales-type lease on the Condensed Consolidated Statements of Operations.

The sale of 100 Fellowship Drive resulted in an additional gain of $38.3 million in the first quarter of 2020, which is included in Gain (loss) on sale or disposal of real estate and other assets, net on the Condensed Consolidated Statements of Operations. The carrying value of the net investment in lease receivable was approximately $76.1 million at the time of sale. Gain on sale is calculated as the difference between the purchase price of $115.0 million, and the asset’s carrying value, less related transaction costs of approximately $0.2 million. Contemporaneous with the sale, the Company credited to the buyer approximately $0.6 million for operating account funds and the buyer’s assumption of the related liabilities. After the sale, the Company had no continuing involvement in this lease. After repayment of debt associated with the property, the sale generated approximately $64.2 million in net proceeds, which are presented as cash inflows from operating activities in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020.

4. Impairment

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No impairment charges were recorded during the three months ended March 31, 2021.

During the first quarter of 2020, the Company recorded a $48.7 million impairment charge for Outlet Collection at Riverwalk which was included in Provision for impairment on the Condensed Consolidated Statements of Operations. The Outlet Collection at Riverwalk is a 273,270-square-foot urban upscale outlet center located along the Mississippi River in downtown New Orleans, LA. The Company recognized the impairment due to decreases in estimated future cash flows as a result of the impact of a shorter than anticipated holding term due to management’s plans to divest the non-core operating asset, decreased demand and reduced interest in brick and mortar retail due to the impact of COVID-19, as well as an increase in the capitalization rate used to evaluate future cash flows due to the impact of COVID-19. The $46.8 million net carrying value of Outlet Collection at Riverwalk, after the impairment, represents the estimated fair market value at March 31, 2020, at the time of the impairment assessment. The Company used a discounted cash flow analysis using a capitalization rate of 10% to determine fair value. There can be no assurance that the Company will ultimately recover this amount through a sale.

Each investment in real estate and other affiliates discussed in Note 2 - Real Estate and Other Affiliates is evaluated periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment in a real estate and other affiliate is deemed to be other-than-temporary, the investment in such real estate and other affiliates is reduced to its estimated fair value. No impairment charges were recorded for Investment in real estate and other affiliates during the three months ended March 31, 2021 and 2020.

The Company periodically evaluates its strategic alternatives with respect to each property and may revise the strategy from time to time, including the intent to hold the asset on a long-term basis or the timing of potential asset dispositions. For example, the Company may decide to sell property that is held for use, which may result in impairment charges if the current fair value of the property does not support the carrying amount. As a result, changes in strategy could result in impairment charges in future periods.

HHC 2021 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

5. Other Assets and Liabilities

Prepaid Expenses and Other Assets The following table summarizes the significant components of Prepaid expenses and other assets:

thousands	March 31, 2021	December 31, 2020	$ Change
Special Improvement District receivable	$51,952	$54,770	$(2,818)
In-place leases	47,861	49,161	(1,300)
Intangibles	32,209	32,595	(386)
Condominium inventory (a)	23,616	55,883	(32,267)
Security, escrow and other deposits (b)	18,881	48,576	(29,695)
Prepaid expenses	16,208	17,455	(1,247)
Other	14,527	11,781	2,746
Tenant incentives and other receivables	7,680	9,612	(1,932)
TIF receivable	1,103	893	210
Food and beverage and lifestyle inventory	1,040	1,060	(20)
Above-market tenant leases	276	315	(39)
Interest rate swap derivative assets	204	—	204
Prepaid expenses and other assets, net	$215,557	$282,101	$(66,544)
(a)The decrease in Condominium inventory is attributable to closing on inventory units at Waiea and Anaha.
(b)The decrease in Security, escrow, and other deposits is primarily attributable to the settlement of the rate-lock agreement associated with the loans for 1201 Lake Robbins and The Woodlands Warehouse upon repayment in February 2021.

Accounts Payable and Accrued Expenses The following table summarizes the significant components of Accounts payable and accrued expenses:

thousands	March 31, 2021	December 31, 2020	$ Change
Condominium deposit liabilities (a)	$325,413	$309,884	$15,529
Construction payables (b)	276,213	253,626	22,587
Deferred income	67,885	66,656	1,229
Interest rate swap liabilities (c)	43,015	51,920	(8,905)
Accounts payable and accrued expenses	26,989	28,589	(1,600)
Tenant and other deposits	26,384	25,801	583
Accrued interest (d)	21,993	37,007	(15,014)
Accrued real estate taxes (e)	17,610	38,863	(21,253)
Accrued payroll and other employee liabilities (f)	15,545	27,419	(11,874)
Other	12,326	12,493	(167)
Accounts payable and accrued expenses	$833,373	$852,258	$(18,885)
(a)The increase in Condominium deposit liabilities is attributable to contracted sales at Victoria Place, Kō'ula, and ‘A‘ali‘i.
(b)The increase in Construction payables is attributable to an increase of $47.8 million primarily related to increased construction spend at Ward Village, the Tin Building, and the Summerlin and Bridgeland MPC developments, and a $20.5 million charge for additional remediation costs at Waiea. These increases are partially offset by decreases of $25.2 million related to a reduction of construction spend for projects placed in service in 2020 or approaching completion, as well as costs incurred and paid for Waiea remediation activities during the first quarter of 2021.
(c)The decrease in Interest rate swap liabilities is due to an increase of the one-month LIBOR forward curve for the periods presented.
(d)The decrease in Accrued interest is primarily due to the repurchase of the $1.0 billion 5.375% Senior Notes due 2025, partially offset by the issuance of $650 million in 4.125% Senior Notes due 2029 and $650 million in 4.375% Senior Notes due 2031, in the first quarter of 2021.
(e)The decrease in Accrued real estate taxes is primarily due to the payment of 2020 real estate taxes in the first quarter of 2021.
(f)The decrease in Accrued payroll and other employee liabilities is primarily due to the payment of the 2020 annual incentive bonus payment in the first quarter of 2021.
HHC 2021 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

6. Mortgages, Notes and Loans Payable, Net

Mortgages, notes and loans payable, net are summarized as follows:

thousands	March 31, 2021	December 31, 2020
Fixed-rate debt:
Unsecured 5.375% Senior Notes due 2025	$—	$1,000,000
Unsecured 5.375% Senior Notes due 2028	750,000	750,000
Unsecured 4.125% Senior Notes due 2029	650,000	—
Unsecured 4.375% Senior Notes due 2031	650,000	—
Secured mortgages, notes and loans payable	588,203	590,517
Special Improvement District bonds	34,101	34,305
Variable-rate debt:
Mortgages, notes and loans payable (a)	1,767,218	1,945,344
Unamortized bond discounts	—	(4,355)
Unamortized deferred financing costs (b)	(44,335)	(28,442)
Total mortgages, notes and loans payable, net	$4,395,187	$4,287,369
(a)As of March 31, 2021, $650.5 million of variable‑rate debt has been swapped to a fixed rate for the term of the related debt. As of December 31, 2020, $649.9 million of variable‑rate debt had been swapped to a fixed rate for the term of the related debt. As of March 31, 2021, $117.7 million of variable rate debt was capped at a maximum interest rate. As of December 31, 2020, $75.0 million of variable-rate debt was capped at a maximum interest rate. See Note 8 - Derivative Instruments and Hedging Activities for additional information.
(b)Deferred financing costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

Debt Collateral Certain of the Company’s loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance or percentage of the loan balance. As of March 31, 2021, land, buildings and equipment and developments with a net book value of $4.3 billion have been pledged as collateral for HHC’s Mortgages, notes and loans payable, net.

Credit Facilities In 2018, the Company entered into a $700.0 million loan agreement, which provides for a $615.0 million term loan (the Term Loan) and an $85.0 million revolver loan (the Revolver Loan and together with the Term Loan, the Senior Secured Credit Facility). The Company has a one-time right to request an increase of $50.0 million in the aggregate amount of the Revolver Loan commitment. As of March 31, 2021, the Company had no outstanding borrowings under the Revolver Loan.

In 2019, the Company closed on a $250.0 million credit facility secured by land and certain other collateral in The Woodlands and Bridgeland MPCs. The loan provides for a $100.0 million term loan and a $150.0 million revolver loan. As of March 31, 2021, the Company had $50.0 million of outstanding borrowings under the revolver portion of the loan.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. In the three months ended March 31, 2021, no new SID bond was issued and no obligations were assumed by buyers.

Debt Compliance Due to the COVID-19 pandemic, the Company experienced a decline in operating results for certain retail and hospitality properties. As a result, as of December 31, 2020, and March 31, 2021, the Company did not meet the debt service coverage ratio for the $615.0 million Term Loan portion of the Senior Secured Credit Facility and as a result, $9.4 million of excess net cash flow after debt service from the underlying properties became restricted as of March 31,
HHC 2021 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
2021. While the restricted cash cannot be used for general corporate purposes, it can continue to be used to fund operations of the underlying assets and does not have a material impact on the Company’s liquidity.
As of March 31, 2021, apart from the Term Loan portion of the Senior Secured Credit Facility described above, the Company was in compliance with all remaining financial covenants included in the agreements governing its indebtedness.

Financing Activity During the Three Months Ended March 31, 2021

The Company’s borrowing activity is summarized as follows:

thousands	Initial / Extended Maturity (a)	Interest Rate		Carrying Value
Balance at December 31, 2020				$4,287,369
Issuances:
Senior Notes due 2029	February 2029	4.13%	(c)	650,000
Senior Notes due 2031	February 2031	4.38%	(c)	650,000
Borrowings:
Victoria Place	September 2024/September 2026	5.25%	(b),(d)	42,718
Draws on existing mortgages, notes and loans payable				60,152
Repayments:
1201 Lake Robbins	June 2021	2.49%	(b),(e)	(273,070)
The Woodlands Warehouse	June 2021	2.49%	(b),(e)	(7,230)
Repayments on existing mortgages, notes and loans payable				(3,212)
Redemptions
Senior Notes due 2025	March 2025	5.38%	(e)	(1,000,000)
Other:
Deferred financing costs, net				(11,540)
Balance at March 31, 2021				$4,395,187
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
(b)The interest rate presented is based on the one-month LIBOR, three-month LIBOR or Prime rate, as applicable, which was 0.11%, 0.19% and 3.25%, respectively, at March 31, 2021. Interest rates associated with loans which have been paid off reflect the interest rate at December 31, 2020.
(c)In February 2021, the Company issued $650 million in 4.125% Senior Notes due 2029 and $650 million in 4.375% Senior Notes due 2031. These notes will pay interest semi-annually in February and August of each year, beginning in August 2021. These notes will be unsecured senior obligations of the Company and will be guaranteed by certain subsidiaries of the Company.
(d)In March 2021, the Company closed on a $368.2 million construction loan for the development of Victoria Place in Ward Village. The loan bears interest at one-month LIBOR plus 5.00%, subject to a LIBOR cap of 2.00% and a LIBOR floor of 0.25%, with an initial maturity of September 2024 and 2 one-year extension options. Concurrent with the funding of the loan, the Company entered into interest rate cap agreements with a total notional amount of $368.2 million and interest rate of 2.00%.
(e)The Company used the net proceeds from the February 2021 issuance of Senior Notes due 2029 and 2031, as well as available cash on hand, as follows: (1) repurchased its $1.0 billion 5.375% Senior Notes due 2025; resulting in a $35.1 million loss on extinguishment of debt and (2) repaid $280.3 million outstanding under its loans for 1201 Lake Robbins and The Woodlands Warehouse maturing June 2021, resulting in a $10.0 million loss on the settlement of the rate-lock agreement associated with these loans.

Additional Financing Activity In April 2021, the Company closed on an $82.6 million construction loan for the development of Marlow, a multi-family development in Columbia. The loan bears interest at LIBOR plus 2.95% with an initial maturity of April 2025 and a one-year extension option.

HHC 2021 FORM 10-Q | 17

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
In April 2021, the Company closed on a $42.7 million construction loan for the development of Starling at Bridgeland. The loan bears interest at LIBOR plus 2.75%, subject to an overall interest rate floor of 3.75%, and an initial maturity date of May 2026, and a one-year extension option.

In April 2021, the Company closed on a $58.5 million loan to replace the existing construction loan for Tanager Apartments in Downtown Summerlin. The loan bears interest at 3.13% fixed with a maturity of May 2031.

7. Fair Value

ASC 820, Fair Value Measurement, emphasizes that fair value is a market-based measurement that should be determined using assumptions market participants would use in pricing an asset or liability. The standard establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring assets or liabilities at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the asset or liability. Assets or liabilities with readily available active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s liabilities that are measured at fair value on a recurring basis:

	March 31, 2021				December 31, 2020
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate derivative assets	$204	$—	$204	$—	$—	$—	$—	$—

Liabilities:
Interest rate derivative liabilities	$43,015	$—	$43,015	$—	$51,920	$—	$51,920	$—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		March 31, 2021		December 31, 2020
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$1,174,328	$1,174,328	$1,242,997	$1,242,997
Accounts receivable, net (a)	Level 3	70,990	70,990	7,437	7,437
Notes receivable, net (b)	Level 3	1,300	1,300	622	622

Liabilities:
Fixed-rate debt (c)	Level 2	2,672,304	2,681,014	2,374,822	2,461,155
Variable-rate debt (c)	Level 2	1,767,218	1,767,218	1,945,344	1,945,344
(a)Accounts receivable, net is shown net of an allowance of $32.3 million at March 31, 2021, and $33.0 million at December 31, 2020. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
HHC 2021 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
(b)Notes receivable, net is shown net of an allowance of $0.1 million at March 31, 2021, and $0.2 million at December 31, 2020. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
(c)Excludes related unamortized financing costs.

The carrying amounts of Cash and Restricted cash, Accounts receivable, net and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of the Company’s Senior Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the current LIBOR or U.S. Treasury obligation interest rates. Please refer to Note 6 - Mortgages, Notes and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

The below table includes a non-financial asset that was measured at fair value on a non-recurring basis resulting in the property being impaired during the first quarter of 2020:

		Fair Value Measurements Using
thousands	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Operating Assets:
Outlet Collection at Riverwalk (a)	$46,794	$—	$—	$46,794
(a)The fair value was measured as of the impairment date in 2020 based on a discounted cash flow analysis using a capitalization rate of 10.0% and is shown net of transaction costs. Refer to Note 4 -Impairment for additional information.

8. Derivative Instruments and Hedging Activities

The Company is exposed to interest rate risk related to its variable interest rate debt, and it manages this risk by utilizing interest rate derivatives. The Company uses interest rate swaps and caps to add stability to interest costs by reducing the Company’s exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company’s fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up‑front premium. The Company’s interest rate caps are not currently designated as hedges, and therefore, any gains or losses are recognized in current-period earnings. These derivatives are recorded on a gross basis at fair value on the balance sheet.

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no events of default as of March 31, 2021, and December 31, 2020.

HHC 2021 FORM 10-Q | 19

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur in accordance with the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. During the three months ended March 31, 2021, the year ended December 31, 2020, there were no termination events. The Company recorded a $0.8 million reduction in Interest expense during the three months ended March 31, 2021, related to the amortization of terminated swaps.

The Company did not settle any derivatives during the three months ended March 31, 2021 or the year ended December 31, 2020.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that an additional $26.0 million of net loss will be reclassified to Interest expense.

The following table summarizes certain terms of the Company’s derivative contracts:

							Fair Value Asset (Liability)
thousands		Balance Sheet Location	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	March 31, 2021	December 31, 2020
Derivative instruments not designated as hedging instruments:
Interest rate cap	(b)	Prepaid expenses and other assets, net	285,000	2.00%	3/12/2021	9/15/2023	$157	$—
Interest rate cap	(b)	Prepaid expenses and other assets, net	83,200	2.00%	3/12/2021	9/15/2023	46	—
Interest rate cap	(c)	Prepaid expenses and other assets, net	75,000	5.00%	8/31/2020	10/17/2022	1	—
Total fair value derivative assets							204	—

Derivative instruments designated as hedging instruments:
Interest rate swap	(d)	Accounts payable and accrued expenses	615,000	2.96%	9/21/2018	9/18/2023	(40,432)	(46,613)
Interest rate swap	(e)	Accounts payable and accrued expenses	35,487	4.89%	11/1/2019	1/1/2032	(2,583)	(5,307)
Total fair value derivative liabilities							(43,015)	(51,920)
Total fair value derivatives, net							$(42,811)	$(51,920)
(a)These rates represent the strike rate on HHC’s interest swaps and caps.
(b)In March 2021, the Company entered into two new interest rate caps, which are not designated as hedging instruments. Interest income included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021, related to these contracts was not material.
(c)In the third quarter of 2020, the Company executed an agreement to extend the maturing position of this cap. Interest income included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021, and the year ended December 31, 2020, related to this contract was not material.
(d)Concurrent with the funding of the $615.0 million term loan in September 2018, the Company entered into this interest rate swap which is designated as a cash flow hedge.
(e)Concurrent with the closing of the $35.5 million construction loan for 8770 New Trails in June 2019, the Company entered into this interest rate swap which is designated as a cash flow hedge.

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021, and 2020:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
thousands	2021	2020
Interest rate derivatives	$3,383	$(32,051)

	Amount of Gain (Loss) Reclassified from AOCI into Operations
Location of Gain (Loss) Reclassified from AOCI into Operations	Three Months Ended March 31,
thousands	2021	2020
Interest expense	$(2,973)	$(1,150)

HHC 2021 FORM 10-Q | 20

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

	Total Interest Expense Presented in the Results of Operations in which the Effects of Cash Flow Hedges are Recorded
Interest Expense Presented in Results of Operations	Three Months Ended March 31,
thousands	2021	2020
Interest expense	$34,210	$34,448

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

The fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $45.0 million as of March 31, 2021, and $54.6 million as of December 31, 2020. If the Company had breached any of these provisions at March 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $45.0 million.

9. Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal proceedings relating to the ownership and operations of its properties. In management’s opinion, the liabilities, if any, that may ultimately result from normal course of business legal actions, including The Woodlands legal proceeding discussed below, are not expected to have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

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

The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the tower. Pursuant to the settlement agreement, the Company will pay for the repair of the defects. The Company believes that the general contractor is ultimately responsible for the defects and expects to recover all the repair costs from the general contractor, other responsible parties and insurance proceeds; however, the Company can provide no assurances that all or any portion of these costs will be recovered. During the first quarter of 2020, the Company recorded a $97.9 million charge for the estimated repair costs related to this matter. An additional $20.5 million was charged during the three months ended March 31, 2021, related to additional anticipated costs. These amounts were included in Condominium rights and unit cost of sales in the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2021, the Company has recorded a total of $116.5 million in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

Environmental Matters The Company purchased its 250 Water Street property in the Seaport in June 2018. The site is currently used as a parking lot while the Company continues to move forward with redevelopment planning. The Company engaged a third-party specialist to perform a Phase I Environmental Site Assessment (ESA) of the property, and the ESA identified, among other findings, the existence of mercury levels above regulatory criteria. Under the current regulations, the site does not require remediation until the Company begins redevelopment activities. The normal operations of the parking lot do not require the property to be remediated, and the Company has not started any redevelopment activities as of March 31, 2021. As a result, the potential remediation has no financial impact for the three months ended March 31, 2021.
HHC 2021 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Letters of Credit and Surety Bonds As of March 31, 2021, the Company had outstanding letters of credit totaling $5.1 million and surety bonds totaling $306.6 million. As of December 31, 2020, the Company had outstanding letters of credit totaling $5.2 million and surety bonds totaling $272.4 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 15 - Leases for further discussion. Contractual rental expense, including participation rent, was $1.7 million for the three months ended March 31, 2021, compared to $1.8 million for the three months ended March 31, 2020. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

Guarantee Agreements In conjunction with the execution of the ground lease for the Seaport, the Company executed a completion guarantee for the redevelopment of the Tin Building. The completion guaranty is for the core and shell construction, which is nearing completion.

The Company’s wholly owned subsidiaries agreed to complete defined public improvements and to indemnify Howard County, Maryland, for certain matters as part of the Downtown Columbia Redevelopment District TIF bonds. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that as of March 31, 2021, any obligations to pay special taxes are not probable.

As part of the Company’s development permits with the Hawai’i Community Development Authority for the condominium towers at Ward Village, the Company entered into a guarantee whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guarantee, which is triggered once the necessary permits are granted and construction commences, was satisfied for the Company’s three condominium towers, Waiea, Anaha and Ae‘o, with the opening of the Company’s fourth tower, Ke Kilohana, which is a workforce tower fully earmarked to fulfill this obligation. For the three towers under construction, the reserved units for the ‘A‘ali‘i tower are included in the tower, and the units for Kō'ula and Victoria Place will either be built off site or fulfilled by paying a cash-in-lieu fee. As a result of this guarantee, the Company expects that future reserved housing towers will be delivered on a break-even basis.

The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of March 31, 2021, and December 31, 2020.

10. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. The Company’s effective tax rate is typically impacted by non-deductible executive compensation and other permanent differences as well as state income taxes, which cause the Company’s effective tax rate to deviate from the federal statutory rate. The effective tax rate, based upon actual operating results, was 23.7% for the three months ended March 31, 2021, compared to 21.4% for the three months ended March 31, 2020.

11. Warrants

On October 7, 2016, the Company entered into a warrant agreement with David R. O’Reilly, (the O’Reilly Warrant) prior to his appointment to the position of Chief Financial Officer. Upon exercise of his warrant, Mr. O’Reilly may acquire 50,125 shares of common stock at an exercise price of $112.08 per share. The O’Reilly Warrant was issued at fair value in exchange for a $1.0 million payment in cash from Mr. O’Reilly. The O’Reilly Warrant becomes exercisable on April 6, 2022, subject to earlier exercise upon certain change in control, separation and termination provisions, and will expire on October 2, 2022.

HHC 2021 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
On June 16, 2017, and October 4, 2017, the Company entered into warrant agreements with its Chief Executive Officer, David R. Weinreb, (the Weinreb Warrant) and President, Grant Herlitz, (the Herlitz Warrant) to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. The Weinreb Warrant would have become exercisable on June 15, 2022, at an exercise price of $124.64 per share, and the Herlitz Warrant would have become exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject in each case to earlier exercise upon certain change in control, separation and termination provisions. The Weinreb Warrant expires June 15, 2023, and the Herlitz Warrant expires October 3, 2023. The purchase prices paid by the respective executives for the O’Reilly Warrant, the Weinreb Warrant and the Herlitz Warrant, which qualify as equity instruments, are included within Additional paid-in capital in the Condensed Consolidated Balance Sheets at March 31, 2021, and December 31, 2020.

On October 21, 2019, Mr. Weinreb and Mr. Herlitz stepped down from their roles as Chief Executive Officer and President of the Company, respectively. The Company and each of Mr. Weinreb and Mr. Herlitz have agreed to treat their terminations of employment as terminations without “cause” under their respective employment and warrant agreements with the Company. Thus, effective October 21, 2019, the Weinreb Warrant and Herlitz Warrant became exercisable by the terms of their respective warrant agreements in connection with their respective terminations of employment. The warrant expiration dates remain unchanged. Neither of these warrants have been exercised as of March 31, 2021.

12. Accumulated Other Comprehensive Income

The following tables summarize changes in accumulated other comprehensive income (AOCI) by component, all of which are presented net of tax:

thousands
Balance as of December 31, 2020	$(38,590)
Other comprehensive income (loss) before reclassifications	3,383
(Gain) loss reclassified from accumulated other comprehensive loss to net income	2,973
Share of investee’s other comprehensive income, net of tax of $346	1,217
Net current-period other comprehensive loss	7,573
Balance as of March 31, 2021	$(31,017)

Balance as of December 31, 2019	$(29,372)
Other comprehensive income (loss) before reclassifications	(32,051)
(Gain) loss reclassified from accumulated other comprehensive loss to net income	1,150
Net current-period other comprehensive loss	(30,901)
Balance as of March 31, 2020	$(60,273)

The following table summarizes the amounts reclassified out of AOCI:

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended March 31,		Affected line items in the Statements of Operations
thousands	2021	2020
(Gains) losses on cash flow hedges	$3,801	$1,407	Interest expense
Income taxes on (gains) losses on cash flow hedges	(828)	(257)	Provision for income taxes
Total reclassifications of (income) loss, net of tax for the period	$2,973	$1,150

HHC 2021 FORM 10-Q | 23

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

13. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and non-vested stock issued under stock-based compensation plans is computed using the treasury stock method. The dilutive effect of the warrants is computed using the if-converted method.

Information related to the Company’s EPS calculations is summarized as follows:

	Three Months Ended March 31,
thousands except per share amounts	2021	2020
Net income (loss)
Net income (loss)	$(68,159)	$(125,082)
Net (income) loss attributable to noncontrolling interests	1,565	(52)
Net income (loss) attributable to common stockholders	$(66,594)	$(125,134)

Shares
Weighted-average common shares outstanding - basic	55,678	43,380
Weighted-average common shares outstanding - diluted	55,678	43,380

Net income (loss) per common share
Basic income (loss) per share	$(1.20)	$(2.88)
Diluted income (loss) per share	$(1.20)	$(2.88)

For the three months ended March 31, 2021, the diluted EPS computation excludes 296,012 shares of stock options and 486,164 shares of restricted stock because their effect is anti-dilutive. For the three months ended March 31, 2020, the diluted EPS computation excludes 560,938 shares of stock options and 464,216 shares of restricted stock because their effect is anti-dilutive.

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

14. Revenues

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

HHC 2021 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
thousands	2021	2020
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$37,167	$43
Master Planned Communities land sales	37,477	39,732
Builder price participation	6,794	7,759
Total	81,438	47,534

Recognized at a point in time or over time:
Other land, rental and property revenues	23,243	34,897

Rental and lease-related revenues
Rental revenue	85,899	92,744
Total revenues	$190,580	$175,175

Revenues by segment
Operating Assets revenues	$96,439	$114,257
Master Planned Communities revenues	48,287	50,446
Seaport revenues	7,453	9,694
Strategic Developments revenues	38,300	760
Corporate revenues	101	18
Total revenues	$190,580	$175,175

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

There were no contract assets for the period. The contract liabilities primarily relate to escrowed condominium deposits, MPC land sales deposits and deferred MPC land sales related to unsatisfied land improvements. The beginning and ending balances of contract liabilities and significant activity during the period are as follows:

thousands	Contract Liabilities
Balance as of December 31, 2020	$360,416
Consideration earned during the period	(43,967)
Consideration received during the period	61,221
Balance as of March 31, 2021	$377,670

Balance as of December 31, 2019	$246,010
Consideration earned during the period	(17,885)
Consideration received during the period	64,432
Balance as of March 31, 2020	$292,557

HHC 2021 FORM 10-Q | 25

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations as of March 31, 2021, represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are noncancelable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of March 31, 2021, is $1.9 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$725,912	$528,989	$685,474

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

15. Leases

The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases as of March 31, 2021.

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

In response to the COVID-19 pandemic, the Company granted rent deferrals to certain tenants. Under the accounting elections provided by the Financial Accounting Standards Board (FASB) in response to the COVID-19 pandemic, the Company has elected to not assess whether COVID-19 related deferrals are lease modifications and will account for the deferrals as if contemplated in the original lease. Rent deferrals are treated as variable lease payments resulting in a decrease in straight-line rent revenue during the deferral period and additional revenue upon payment in subsequent periods. COVID-19 related rent deferrals were $4.3 million as of March 31, 2021, net of subsequent collections.

The Company’s leased assets and liabilities are as follows:

thousands	March 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets, net	$55,412	$56,255
Liabilities
Operating lease obligations	68,460	68,929

HHC 2021 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The components of lease expense are as follows:

	Three Months Ended March 31,
thousands	2021	2020
Operating lease cost	$2,181	$2,179
Variable lease costs	114	158
Net lease cost	$2,295	$2,337
Future minimum lease payments as of March 31, 2021, are as follows:

thousands	Operating Leases
Remainder of 2021	$5,055
2022	6,507
2023	6,464
2024	6,432
2025	5,047
Thereafter	261,806
Total lease payments	291,311
Less: imputed interest	(222,851)
Present value of lease liabilities	$68,460

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Three Months Ended March 31,
thousands	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$1,807	$1,796

Other Information	March 31, 2021	March 31, 2020
Weighted-average remaining lease term (years)
Operating leases	37.2	37.1
Weighted-average discount rate
Operating leases	7.8%	7.8%
The Company receives rental income from the leasing of retail, office, multi-family and other space under operating leases, as well as certain variable tenant recoveries. Such operating leases are with a variety of tenants and have a remaining average term of approximately five years. Lease terms generally vary among tenants and may include early termination options, extension options and fixed rental rate increases or rental rate increases based on an index. The decrease in total minimum rent payments below is due to slowing of new lease activity due to the COVID-19 pandemic coupled with the natural attrition of lease payments as leases move toward expiration. The minimum rentals based on operating leases of the consolidated properties held as of March 31, 2021, are as follows:

	Three Months Ended March 31,
thousands	2021	2020
Total minimum rent payments	$53,342	$59,099

HHC 2021 FORM 10-Q | 27

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Total future minimum rents associated with operating leases are as follows as of March 31, 2021:

thousands	Total Minimum Rent
Remainder of 2021	$168,234
2022	221,619
2023	200,619
2024	188,806
2025	160,742
Thereafter	779,593
Total	$1,719,613
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

A sales-type lease is defined as a lease that meets one or more of the following: transfers ownership at the end of the lease term, grants the lessee an option to purchase that is reasonably expected to be exercised, covers the major part of the asset’s economic life, the net present value of the lease payments equals or exceeds the fair value of the asset, or the asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease. In 2020, the Company sold 100 Fellowship Drive, one of its sales-type leases. The Net investment in lease receivable, interest income and future minimum rents for the remaining sales-type lease are not significant.

16. Segments

The Company has four business segments which offer different products and services. HHC’s four segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. As further discussed in Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations, one common operating measure used to assess operating results for the Company’s business segments is earnings before taxes (EBT). The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. All operations are within the United States. The Company’s reportable segments are as follows:
–Operating Assets – consists of developed or acquired retail, office, hospitality and multi-family properties along with other real estate investments. These properties are currently generating revenues and may be redeveloped, repositioned, or sold to improve segment performance or to recycle capital.
–MPC – consists of the development and sale of land in large‑scale, long‑term community development projects in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland.
–Seaport – consists of approximately 453,000 square feet of restaurant, retail and entertainment properties situated in three primary locations in New York, New York: Pier 17, Historic Area/Uplands and Tin Building. While the latter is still under development and will comprise about 53,000 square feet when completed, the two operating locations consist of third-party tenants, tenants either directly or jointly owned and operated by the Company and businesses owned and operated by the Company under licensing agreements.
–Strategic Developments – consists of residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

Segment operating results are as follows:

HHC 2021 FORM 10-Q | 28

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended March 31, 2021
Total revenues	$96,439	$48,287	$7,453	$38,300	$190,479
Total operating expenses	(47,234)	(23,267)	(12,506)	(59,623)	(142,630)
Segment operating income (loss)	49,205	25,020	(5,053)	(21,323)	47,849
Depreciation and amortization	(39,651)	(72)	(6,835)	(1,598)	(48,156)
Interest income (expense), net	(19,000)	10,757	102	1,101	(7,040)
Other income (loss), net	(10,098)	—	(336)	—	(10,434)
Equity in earnings (losses) from real estate and other affiliates	(11,404)	27,650	(352)	(98)	15,796
Gain (loss) on extinguishment of debt	(836)	—	—	—	(836)
Segment EBT	$(31,784)	$63,355	$(12,474)	$(21,918)	$(2,821)
Corporate income, expenses and other items					(65,338)
Net income (loss)					(68,159)
Net (income) loss attributable to noncontrolling interests					1,565
Net income (loss) attributable to common stockholders					$(66,594)

Three Months Ended March 31, 2020
Total revenues	$114,257	$50,446	$9,694	$760	$175,157
Total operating expenses	(52,240)	(23,722)	(14,311)	(104,299)	(194,572)
Segment operating income (loss)	62,017	26,724	(4,617)	(103,539)	(19,415)
Depreciation and amortization	(37,089)	(91)	(20,875)	(1,761)	(59,816)
Interest income (expense), net	(26,193)	8,554	(5,053)	1,931	(20,761)
Other income (loss), net	(59)	—	(3,368)	(375)	(3,802)
Equity in earnings (losses) from real estate and other affiliates	4,394	8,934	(2,043)	64	11,349
Gain (loss) on sale or disposal of real estate and other assets, net	38,124	—	—	—	38,124
Provision for impairment	(48,738)	—	—	—	(48,738)
Segment EBT	$(7,544)	$44,121	$(35,956)	$(103,680)	$(103,059)
Corporate income, expenses and other items					(22,023)
Net income (loss)					(125,082)
Net (income) loss attributable to noncontrolling interests					(52)
Net income (loss) attributable to common stockholders					$(125,134)
(a)Total revenues includes hospitality revenues of $7.7 million for the three months ended March 31, 2021, and $17.2 million for the three months ended March 31, 2020. Total operating expenses includes hospitality operating costs of $7.9 million for the three months ended March 31, 2021, and $12.9 million for the three months ended March 31, 2020.

The assets by segment and the reconciliation of total segment assets to the Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	March 31, 2021	December 31, 2020
Operating Assets	$3,895,742	$3,936,119
Master Planned Communities	2,346,687	2,285,896
Seaport	946,893	924,245
Strategic Developments	1,182,983	1,132,231
Total segment assets	8,372,305	8,278,491
Corporate	781,857	861,841
Total assets	$9,154,162	$9,140,332
HHC 2021 FORM 10-Q | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this quarterly report on Form 10-Q (the Quarterly Report) and in The Howard Hughes Corporation’s (HHC or the Company) annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (SEC) on February 25, 2021 (the Annual Report). All references to numbered Notes are to specific notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

HHC 2021 FORM 10-Q | 30

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

Forward-looking statements include, among others:
–our assumptions and projections related to the impact of the COVID-19 pandemic on our business
–our “Transformation Plan”, including new executive leadership, reduction in our overhead expenses, the proposed sale of our non-core assets and accelerated growth in our core Master Planned Communities (MPC) assets
–expected performance of our stabilized, income-producing properties and the performance and stabilization timing of properties that we have recently placed into service or are under construction
–forecasts of our future economic performance
–expected capital required for our operations and development opportunities for our properties
–the impact of technology on our operations and business
–expected performance of all of our segments
–expected commencement and completion for property developments and timing and amount of sales or rentals of certain properties
–estimates of our future liquidity, development opportunities, development spending and management plans
–descriptions of assumptions underlying or relating to any of the foregoing

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

HHC 2021 FORM 10-Q | 31

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents

EXECUTIVE OVERVIEW

Description of Business

We strive to create timeless places and extraordinary experiences that inspire people while driving sustainable, long-term growth and value for our shareholders. We operate in four business segments: Operating Assets, MPC, Seaport and Strategic Developments. The operational synergies of combining our three main business segments, Operating Assets, MPC and Strategic Developments, create a unique and continuous value-creation cycle. We sell land to residential homebuilders in our MPCs, and the new homes attract residents to our cities looking for places to live, work and shop. New homeowners create demand for commercial developments, such as retail, office, self-storage and hospitality offerings. We build these commercial properties through Strategic Developments when the timing is right using the cash flow harvested from our operating properties Net Operating Income (NOI) and from the sale of land to homebuilders. Once these strategic developments are completed and stabilized, they transition to Operating Assets, which are located across the United States and increase recurring NOI, further funding the equity requirements in Strategic Developments. New office, retail and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that exceed the broader market. Increased demand for residential land generates more cash flow from MPC, thus continuing the cycle. Our fourth business segment, the Seaport, is one of the only privately controlled districts in New York City and is being transformed into a culinary and entertainment destination. The Seaport spans across approximately 453,000 square feet and several city blocks, including Pier 17, the Tin Building, the Historic District as well as the 250 Water Street parking lot.

Transformation Plan During 2020, we substantially completed executing on our Transformation Plan. Corporate overhead reductions and decentralization of our business are substantially complete, and we continue to pursue the sale of our remaining non-core assets. Since the announcement of the Transformation Plan, we have executed on the sale of eight non-core assets generating approximately $213.8 million of net proceeds after debt repayment. While the COVID-19 pandemic has made additional non-core asset sales more challenging to execute, we expect to make additional progress in 2021. We have continued horizontal development in our MPCs to keep pace with builder demand given the strong underlying home sales in our communities and are focused on accelerating strategic developments in our MPC locations.

Executive Transition In December 2020, the Company announced the appointment of David R. O’Reilly as the Company’s Chief Executive Officer and the appointment of L. Jay Cross as the Company’s President. On April 8, 2021, the Company announced that Correne Loeffler has been appointed to serve as the Company's Chief Financial Officer (CFO), effective April 19, 2021. Ms. Loeffler succeeds David O'Reilly as the Company's CFO, a position that he has held since joining HHC in 2016 and has continued to hold on an interim basis since being appointed Chief Executive Officer in December 2020. Ms. Loeffler joined HHC following her role as Chief Financial Officer of Whiting Petroleum, where she managed the company’s Finance, Accounting, and Corporate Planning organizations. She also previously served as Vice President of Finance and Treasurer for the Callon Petroleum Company. In addition, she served as Callon's Interim Chief Financial Officer. Prior to that she spent over a decade at JPMorgan Securities before leaving as an Executive Director in the Corporate Client Banking group.

COVID-19 Pandemic The outbreak of COVID-19 impacted global economic activity in early 2020 and caused significant volatility and negative pressure in financial markets. The impact of COVID-19 and the wide variety of government-issued control measures, including states of emergency, required business and school closures, shelter-in-place orders and travel restrictions, resulted in a negative impact on our financial performance in 2020, particularly in our Operating Asset and Seaport segments. Many states began easing quarantine protocols near the end of the second quarter of 2020 which allowed most of our retail and hospitality properties to resume operations. While the impact of COVID-19 affected all of our business segments throughout 2020 and continues to impact the Company in 2021, we saw notable performance improvement during the second half of the 2020 that has continued throughout the first quarter of 2021.

HHC 2021 FORM 10-Q | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents

Overview of Business Segments
Operating Assets
Office and Multi-family Throughout the pandemic, we have seen continued strength in our office and multi-family assets. We continue to closely monitor our rental revenue, and for the three months ended March 31, 2021, we collected 98.7% of our office portfolio billings, 98.8% of our multi-family portfolio billings, and 95.1% of our other portfolio billings.

Retail Retail locations at our properties were significantly negatively impacted by the pandemic in 2020. Beginning in April 2020, we experienced the temporary closure of all non-essential retail in Summerlin, Houston and Ward Village, and the complete closure of the Outlet Collection at Riverwalk. Several of our tenants were able to resume limited operations in May and June 2020, and the majority of our tenants had reopened by the end of the third quarter of 2020. As a result of these closures, collections of our retail portfolio billings reached a low of 49.7% during the three months ended June 2020. Despite these negative impacts, we saw notable improvements in performance of our retail assets during the fourth quarter of 2020. Collections of our retail billings increased to 72.6% for the three months ended December 31, 2020, and have continued to increase to 77.5% for the three months ended March 31, 2021. Additionally, net operating income (NOI) increased 20% quarter over quarter from $10.0 million for the three months ended December 31, 2020, to $12.0 million for the three months ended March 31, 2021.

Hospitality At the onset of the pandemic in March 2020, we temporarily closed all three of our hotel properties. The Woodlands Resort reopened in May 2020, the Embassy Suites reopened in June 2020 and The Westin at The Woodlands reopened in July 2020. As a result of these re-openings, occupancy levels rose throughout 2020, however, we continued to see lower occupancy, compared to levels achieved prior to the pandemic. However, with an increase in business and leisure travel during the first quarter of 2021, the performance of our hospitality assets continues to improve. Occupancy at the Embassy Suites increased to 63% for the three months ended March 31, 2021, compared to 55% for the three months ended December 31, 2020. Similarly, occupancy at The Westin at The Woodlands increased to 38% for the three months ended March 31, 2021, compared to 28% for the three months ended December 31, 2020. The Woodlands Resort & Conference Center continues to only operate at 55% capacity and occupancy decreased to 22% for the three months ended March 31, 2021, compared to 27% for the three months ended December 31, 2020. This reduced operating capacity and decrease in occupancy is partially due to damage from Winter Storm Uri during the first quarter of 2021.

Las Vegas Aviators The Minor League Baseball season was canceled for 2020, which impacted the Las Vegas Aviators, our Triple-A professional baseball team. Following the 2021 restructuring of Minor League Baseball, the Las Vegas Aviators are participating in the Triple-A West Professional Development League and began the 2021 season on May 6, 2021.

MPC At the onset of the pandemic, we took steps to reduce expenses and preserve cash, including ceasing development of MPC land that was not under contract for sale or where we did not have a post-closing requirement, and reducing or postponing voluntary capital expenditures.

New home sales in our MPC locations, a leading indicator of land sales, dropped considerably in April of 2020 as a result of stay-at-home orders, but experienced large upticks in May through December of 2020. In response, we restarted horizontal development to maintain a sufficient supply of lots and superpads to keep up with the strong home sales. This trend has continued through the first quarter of 2021, with new home sales increasing by 104.9% in The Woodlands Hills, 41.1% in Summerlin and 33.3% in Bridgeland, compared to the first quarter of 2020.

Seaport In response to the pandemic, we completely closed the Seaport and halted construction on the Tin Building in March 2020. Social distancing restrictions also resulted in cancellation of our Seaport summer concert series. The city gradually eased restrictions in July 2020, with dining limited to only outdoor spaces. Indoor dining resumed at minimum capacities in late September but due to a surge in COVID-19 cases late in 2020, restrictions related to indoor dining were re-imposed in December and continued through the first quarter of 2021. Many of the businesses within the Seaport resumed operations, on a limited basis, in the third quarter of 2020 and continue to operate on a limited basis through the first quarter of 2021. Construction on the Tin Building resumed in May 2020 and is expected to be substantially complete in the fourth quarter of 2021 and open in early 2022, with an expanded focus on in-person dining, retail shopping, mobile ordering and delivery. We are closely monitoring our revenues, and based on collections for the three months ended March 31, 2021, we have collected 98.2% of our office portfolio billings and 12.7% of our retail portfolio billings, which is consistent with collections for the three months ended December 31, 2020.

HHC 2021 FORM 10-Q | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents
In August 2020, in place of the summer concert series, we launched a new concept at the Pier 17 rooftop called The Greens, which allowed people to reserve socially distanced, mini-lawn spaces. In November 2020, the lawn spaces were converted to individual dining cabins for guests to enjoy throughout the winter months. The dining cabin concept continued through the end first quarter of 2021, serving over 38,000 guests and generating $2.0 million in revenue. The Greens concept will return in May 2021 to compliment the summer concert series. This concept continues to generate high customer demand for the outdoor venue and will help to fulfill obligations under our sponsorship agreements.

During the first quarter of 2021, we announced the future opening of two new concepts at the Fulton Market Building in the space previously occupied by 10 Corso Como. Later in 2021, in a joint partnership with Endorphin Ventures, we expect to launch The Lawn Club, a new concept that will transform 20,000 square feet of the Fulton Market Building into an immersive indoor and outdoor experience which includes a massive expanse of indoor grass, a stylish clubhouse bar and a wide variety of lawn games. We also expect to launch a new restaurant concept by Josh Eden and Wylie Dufresne at 1 Fulton Street featuring an all-day menu with many specialty to-go items and an expansive outdoor café in late 2021.

In October 2020, we announced our comprehensive proposal for the redevelopment of 250 Water Street, which includes the transformation of this underutilized full-block surface parking lot into a mixed-use development that would include affordable housing, condominium units, community-oriented spaces and office space. In May 2021, we received approval from the New York City Landmarks Preservation Commission on our proposed design for the building at the site. This favorable ruling confirms that the proposed architecture is appropriate for the Seaport Historic District and allows us to proceed with the formal New York City Uniform Land Use Review Procedure known as ULURP. Approval from the NYC City Planning Commission via this process will be required to allow us to complete the necessary transfer of development rights to the parking lot site. This project, which includes approximately 540,000 zoning square feet, presents a unique opportunity at the Seaport to transform this last available development site into a vibrant mixed-use asset. The plan as proposed will provide long-term viability to the South Street Seaport Museum and deliver much-needed affordable housing and economic stimulus to the area. We will continue working with the City to advance this process over the coming calendar year with the goal of bringing these benefits to this one-of-a-kind neighborhood.

Strategic Developments Given the challenges presented by the current environment, we launched digital sales efforts in early 2020, including virtual tours to sell condominiums in Hawai’i, which we will continue to maintain until social distancing recommendations are lifted. We also implemented new model home practices by adding 3D virtual tours of interactive floor plans, live chat capabilities with sales staff, and increased photographs on our websites conducive to social distancing recommendations. As a result, overall progress at our condominium projects remains strong as of March 31, 2021, with our four completed towers 99.8% sold and our three under construction towers 83.7% presold.

We have not experienced any delays in our existing construction as a result of COVID-19, other than the brief delay of construction on the Tin Building discussed above. In December 2020, we began construction on Starling at Bridgeland, a luxury multi-family development in Bridgeland. During the first quarter of 2021, we began construction on Marlow, a multi-family development in Columbia, and Victoria Place, our seventh condominium project in Ward Village. Additionally, we expect to begin construction on an office building and luxury apartment complex in Downtown Summerlin in the second quarter of 2021.

HHC 2021 FORM 10-Q | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents

First Quarter 2021 Highlights

Comparison of the three months ended March 31, 2021, to the three months ended March 31, 2020

Capital and Financing Activities
–In February 2021, the Company issued $650 million in 4.125% Senior Notes due 2029 and $650 million in 4.375% Senior Notes due 2031. These notes will pay interest semi-annually in February and August of each year, beginning in August 2021. The Company used the net proceeds from this issuance, together with cash on hand, to repurchase its $1.0 billion 5.375% Senior Notes due 2025 and repay the $280.3 million outstanding under its loans for 1201 Lake Robbins and The Woodlands Warehouse maturing June 2021.
–In March 2021, the Company closed on a $368.2 million construction loan for the development of Victoria Place in Ward Village. The loan bears interest at one-month LIBOR plus 5.00%, subject to a LIBOR cap of 2.00% and a LIBOR floor of 0.25%, with an initial maturity of September 2024 and 2 one-year extension options.

Operating Assets
–Operating Assets NOI decreased $14.9 million primarily due to decreases of $9.7 million in our office properties, $4.5 million in our hospitality properties and $2.5 million in our retail properties, partially offset by an increase of $1.2 million in our multi-family properties. The decrease in our office properties was primarily related to the expiration of a short-term lease at The Woodlands Towers at the Waterway in June 2020, and the decrease in our hospitality properties was primarily due to declines in occupancy as a result of the COVID-19 pandemic.
–We continue to see strong demand for our newly completed multifamily assets, which are leasing at or above our expectations.

MPC
–Segment earnings before taxes (EBT) increased $19.2 million primarily due to higher Equity in earnings (losses) from real estate and other affiliates at The Summit due to an increased number of unit closings during the first quarter of 2021 and higher land sales revenues at Summerlin due to an increase in custom lot sales. These increases were partially offset by lower land sales revenues at Bridgeland due to a reduction in acres sold as greater than expected demand accelerated lot sales into the third and fourth quarter of 2020 that were originally expected to occur in the first quarter of 2021. In addition, The Woodlands experienced no sales during the first quarter of 2021, with few residential acres remaining to be sold as the development of residential land nears completion.
–New home sales, a leading indicator of future land sales, continued to increase at The Woodlands Hills, Bridgeland and Summerlin during the first quarter of 2021, compared to the same period in 2020.
–Summerlin’s residential land sales realized an increase of $10.6 million, or 116%, despite no super-pad sales for the period. The increase was driven by an increase in custom lot sales and a 13% increase in price per acre in the three months ended March 31, 2021, compared to the same period in 2020.

Seaport
–Segment EBT increased $23.5 million primarily due to charges in the first quarter of 2020 related to write-offs of retail inventory recorded within Other income (loss), net and building improvements recorded within Depreciation and amortization related to the permanent closure of 10 Corso Como Retail and Café that did not reoccur in the 2021 and a decrease in interest expense due to the retirement of a $250 million Seaport loan in August 2020.
–Seaport NOI decreased $0.4 million primarily due to a $1.4 million decrease in our landlord entities and $0.4 million decrease in our events, sponsorships and catering businesses, partially offset by a $1.4 million increase in our managed business entities. The decreases in NOI were primarily due to defaults, the recognition of rental revenue on a cash basis due to collectibility issues and the cancellation of events, all related to the COVID-19 pandemic.

HHC 2021 FORM 10-Q | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents
Strategic Developments
–Segment EBT increased $81.8 million primarily due to a decrease in charges related to our expected funding of costs to correct alleged construction defects at Waiea. An additional $20.5 million was charged during the three months ended March 31, 2021, related to additional anticipated costs, compared to the initial charge of $97.9 million during the three months ended March 31, 2020.
–We continued to experience strong condominium unit sales in Ward Village, evidenced by the 46 condominium units we contracted to sell during the first quarter of 2021. Victoria Place, our newest project that began public pre-sales in December 2019 and began construction in February 2021, accounted for 30 of the units contracted during the quarter and was 85.4% presold as of March 31, 2021.
–We closed on four units at Waiea and one unit at Anaha, totaling $35.2 million in net revenue. The last unit at Anaha remained under contract as of March 31, 2021, and closed during April 2021. As a result, Waiea has three units remaining to be sold and Anaha is completely sold.

HHC 2021 FORM 10-Q | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents

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

Because our four segments, Operating Assets, MPC, Seaport and Strategic Developments, are managed separately, we use different operating measures to assess operating results and allocate resources among them. The one common operating measure used to assess operating results for our business segments is earnings before taxes (EBT). EBT, as it relates to each business segment, represents the revenues less expenses of each segment, including interest income, interest expense, depreciation and amortization and equity in earnings of real estate and other affiliates. EBT excludes corporate expenses and other items that are not allocable to the segments. See discussion herein at Corporate income, expenses and other items for further details. We present EBT for each segment because we use this measure, among others, internally to assess the core operating performance of our assets.

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

HHC 2021 FORM 10-Q | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended March 31, 2021
Total revenues	$96,439	$48,287	$7,453	$38,300	$190,479
Total operating expenses	(47,234)	(23,267)	(12,506)	(59,623)	(142,630)
Segment operating income (loss)	49,205	25,020	(5,053)	(21,323)	47,849
Depreciation and amortization	(39,651)	(72)	(6,835)	(1,598)	(48,156)
Interest income (expense), net	(19,000)	10,757	102	1,101	(7,040)
Other income (loss), net	(10,098)	—	(336)	—	(10,434)
Equity in earnings (losses) from real estate and other affiliates	(11,404)	27,650	(352)	(98)	15,796
Gain (loss) on extinguishment of debt	(836)	—	—	—	(836)
Segment EBT	$(31,784)	$63,355	$(12,474)	$(21,918)	$(2,821)
Corporate income, expenses and other items					(65,338)
Net income (loss)					(68,159)
Net (income) loss attributable to noncontrolling interests					1,565
Net income (loss) attributable to common stockholders					$(66,594)

Three Months Ended March 31, 2020
Total revenues	$114,257	$50,446	$9,694	$760	$175,157
Total operating expenses	(52,240)	(23,722)	(14,311)	(104,299)	(194,572)
Segment operating income (loss)	62,017	26,724	(4,617)	(103,539)	(19,415)
Depreciation and amortization	(37,089)	(91)	(20,875)	(1,761)	(59,816)
Interest income (expense), net	(26,193)	8,554	(5,053)	1,931	(20,761)
Other income (loss), net	(59)	—	(3,368)	(375)	(3,802)
Equity in earnings (losses) from real estate and other affiliates	4,394	8,934	(2,043)	64	11,349
Gain (loss) on sale or disposal of real estate and other assets, net	38,124	—	—	—	38,124
Provision for impairment	(48,738)	—	—	—	(48,738)
Segment EBT	$(7,544)	$44,121	$(35,956)	$(103,680)	$(103,059)
Corporate income, expenses and other items					(22,023)
Net income (loss)					(125,082)
Net (income) loss attributable to noncontrolling interests					(52)
Net income (loss) attributable to common stockholders					$(125,134)
(a)Total revenues includes hospitality revenues of $7.7 million for the three months ended March 31, 2021, and $17.2 million for the three months ended March 31, 2020. Total operating expenses includes hospitality operating costs of $7.9 million for the three months ended March 31, 2021, and $12.9 million for the three months ended March 31, 2020.
.

HHC 2021 FORM 10-Q | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Net income attributable to common stockholders increased $58.5 million to a loss of $66.6 million for the three months ended March 31, 2021, compared to the prior year period.

For the three months ended March 31, 2021:

Total segment EBT increased $100.2 million compared to the prior year period primarily due to the following:
–higher Strategic EBT driven by lower charges related to our expected funding of costs to correct alleged construction defects at Waiea as well as higher Condominium rights and unit sales, net of costs, driven by the timing of closings for completed condominium units
–higher Seaport EBT primarily due to the write off of retail inventory and building improvements related to the permanent closure of 10 Corso Como Retail and Café in the first quarter of 2020 that did not reoccur in 2021 and a decrease in interest expense due to the retirement of a $250 million Seaport loan in August 2020
–higher MPC EBT primarily due to higher Equity in earnings (losses) from real estate and other affiliates at The Summit resulting from an increased number of unit closings during the first quarter of 2021 and higher land sales revenues at Summerlin due to an increase in custom lot sales, partially offset by lower land sales revenues at Bridgeland due to reductions in acres sold and The Woodlands experiencing no sales during the first quarter of 2021
–no impairments during the current quarter compared to the impairment on the Outlet Collection at Riverwalk in the first quarter of 2020
–lower Operating Assets EBT primarily due to lower Equity in earnings (losses) from real estate and other affiliates at 110 North Wacker related to losses during the lease-up period and lower occupancy at our hospitality properties as a result of the COVID-19 pandemic, as well as a decrease in revenue related to the expiration of a short-term lease at The Woodlands Towers at the Waterway in June 2020.
–loss on the settlement of the rate-lock agreement associated with the loans for 1201 Lake Robbins and The Woodlands Warehouse upon repayment in February 2021
–a decrease in the Gain on sale or disposal of real estate, net due to the sale of 100 Fellowship Drive in the first quarter of 2020

Net expenses related to Corporate income, expenses and other items increased $43.3 million compared to the prior year period primarily due to the following:
–loss on extinguishment of debt related to the repurchase of the Company’s $1.0 billion 5.375% Senior Notes due 2025 during the first quarter of 2021

See segment discussions for more detail of the changes described above.

HHC 2021 FORM 10-Q | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Operating Assets

The Operating Assets segment consists of retail, office, hospitality and multi-family properties along with other real estate investments, excluding the properties located at the Seaport, which are reported in the Seaport segment for all periods presented.

Segment EBT Segment EBT for Operating Assets is presented below:

Operating Assets Segment EBT	Three Months Ended March 31,
thousands	2021	2020	$ Change
Rental Revenue	$83,499	$89,499	$(6,000)
Other land, rental and property revenues	12,940	24,758	(11,818)
Total revenues	96,439	114,257	(17,818)

Operating costs	(35,143)	(38,772)	3,629
Rental property real estate taxes	(12,722)	(11,868)	(854)
Provision (recovery) for doubtful accounts	631	(1,600)	2,231
Total operating expenses	(47,234)	(52,240)	5,006
Segment operating income (loss)	49,205	62,017	(12,812)
Depreciation and amortization	(39,651)	(37,089)	(2,562)
Interest income (expense), net	(19,000)	(26,193)	7,193
Other income (loss), net	(10,098)	(59)	(10,039)
Equity in earnings (losses) from real estate and other affiliates	(11,404)	4,394	(15,798)
Gain (loss) on sale or disposal of real estate and other assets, net	—	38,124	(38,124)
Gain (loss) on extinguishment of debt	(836)	—	(836)
Provision for impairment	—	(48,738)	48,738
Segment EBT	$(31,784)	$(7,544)	$(24,240)

For the three months ended March 31, 2021:

Operating Assets segment EBT decreased $24.2 million compared to the prior year period primarily due to the following:
–decrease in equity earnings, primarily due to losses incurred at 110 North Wacker during the lease-up period that were not present in the first quarter of 2020 as the property was in the development phase. Upon completion of construction in the third quarter of 2020, 110 North Wacker was deconsolidated and recorded as an equity method investment.
–gain on the sale of 100 Fellowship Drive, in The Woodlands, Texas, in the first quarter of 2020, offset by an impairment on the Outlet Collection at Riverwalk in the first quarter of 2020
–net decreases in our Other land, rental and property revenues and related Operating expenses primarily due to lower occupancy at our hospitality properties as a result of the COVID-19 pandemic
–loss on the settlement of the rate-lock agreement upon repayment of $280.3 million outstanding on our loans for 1201 Lake Robbins and The Woodlands Warehouse in February 2021
–partially offset by a decrease in interest expense due to the retirement or refinancing of various loans

Net Operating Income We believe that NOI is a useful supplemental measure of the performance of our Operating Assets and Seaport segments because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs as variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. We define NOI as operating revenues (rental income, tenant recoveries and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight-line rents and amortization of tenant incentives, net; interest expense, net; ground rent amortization; demolition costs; other (loss) income; amortization; depreciation; development-related marketing cost; gain on sale or disposal of real estate and other assets, net; provision for impairment and equity in earnings from real estate and other affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that property-specific factors such as lease structure, lease rates and tenant base have on our operating results, gross margins and investment returns.
HHC 2021 FORM 10-Q | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Although we believe that NOI provides useful information to investors about the performance of our Operating Assets and Seaport segments, due to the exclusions noted above, NOI should only be used as an additional measure of the financial performance of such assets and not as an alternative to GAAP net income. A reconciliation of Operating Assets segment EBT to Operating Assets NOI is presented in the table below. Refer to the Seaport section for a reconciliation of Seaport segment EBT to Seaport NOI.

Operating Assets NOI	Three Months Ended March 31,
thousands	2021	2020	$ Change
Total Operating Assets segment EBT	$(31,784)	$(7,544)	$(24,240)
Add back:
Depreciation and amortization	39,651	37,089	2,562
Interest (income) expense, net	19,000	26,193	(7,193)
Equity in (earnings) losses from real estate and other affiliates	11,404	(4,394)	15,798
(Gain) loss on sale or disposal of real estate and other assets, net	—	(38,124)	38,124
(Gain) loss on extinguishment of debt	836	—	836
Provision for impairment	—	48,738	(48,738)
Impact of straight-line rent	(5,107)	(3,103)	(2,004)
Other	10,139	173	9,966
Operating Assets NOI	$44,139	$59,028	$(14,889)

The below table presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type	Three Months Ended March 31,
thousands	2021	2020	$ Change
Office	$25,832	$35,560	$(9,728)
Retail	12,003	14,490	(2,487)
Multi-family	5,735	4,547	1,188
Hospitality	(147)	4,381	(4,528)
Other	716	50	666
Operating Assets NOI	$44,139	$59,028	$(14,889)

For the three months ended March 31, 2021:

Operating Assets NOI decreased $14.9 million compared to the prior year period primarily due to the following:
–decrease in revenue on our office properties primarily related to the expiration of a short-term lease at The Woodlands Towers at the Waterway in June 2020
–decrease at our hospitality properties due to lower occupancy as a result of the COVID-19 pandemic

In addition, Operating Assets NOI for the three months ended March 31, 2021, includes NOI from the following assets that were transferred from Strategic Developments to Operating Assets:
~~–~~8770 New Trails and Juniper Apartments transferred during the first quarter of 2020
–Two Lakes Edge transferred during the second quarter of 2020
–Merriweather District Area 3 Standalone Restaurant transferred during the third quarter of 2020
–The Lane at Waterway transferred during the fourth quarter of 2020

HHC 2021 FORM 10-Q | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Master Planned Communities

Segment EBT Segment EBT for MPC Assets is presented below:

MPC Segment EBT	Three Months Ended March 31,
thousands	2021	2020	$ Change
Master Planned Community land sales (a)	$37,477	$39,732	$(2,255)
Other land, rental and property revenues	4,016	2,955	1,061
Builder price participation (b)	6,794	7,759	(965)
Total revenues	48,287	50,446	(2,159)

Master Planned Communities cost of sales	(15,651)	(16,786)	1,135
Operating costs	(7,616)	(6,936)	(680)
Total operating expenses	(23,267)	(23,722)	455
Segment operating income (loss)	25,020	26,724	(1,704)
Depreciation and amortization	(72)	(91)	19
Interest income (expense), net	10,757	8,554	2,203
Equity in earnings (losses) from real estate and other affiliates	27,650	8,934	18,716
MPC segment EBT	$63,355	$44,121	$19,234
(a)Master Planned Community land sales include deferred revenue from land sales closed in a previous period which met criteria for recognition in the current period.
(b)Builder price participation revenue is based on an agreed-upon percentage of the sales price of homes closed relative to the base lot price which was paid by the homebuilders to us. This revenue fluctuates based upon the number and the prices of homes closed that qualify for builder price participation payments.

For the three months ended March 31, 2021:

MPC segment EBT increased $19.2 million compared to the prior year period. Performance was positively impacted by higher Equity in earnings (losses) from real estate and other affiliates at The Summit due to the impact of unit closings during the period compared to the first quarter of 2020. In addition, lower MPC land sales revenues were primarily attributable to no acres being sold at The Woodlands in the first quarter of 2021 as few residential acres remain to be sold as the development of residential land nears completion, as well as a reduction in acres sold at Bridgeland as greater than expected demand accelerated lot sales into the third and fourth quarter of 2020 that were originally expected to occur in the first quarter of 2021. These decreases were partially offset by increases in price-per-acre metrics across all MPCs excluding The Woodlands. Additional highlights for the period included:
–Summerlin’s residential land sales realized an increase of $10.6 million, or 116%, despite no super-pad sales for the period. The increase was driven by an increase in custom lot sales and a 13% increase in price per acre in the three months ended March 31, 2021, compared to the same period in 2020.
–The Woodlands Hills’ residential land sales realized an increase of $2.4 million, or 94%, driven by a 92% increase in acres sold in the three months ended March 31, 2021, compared to the same period in 2020.

HHC 2021 FORM 10-Q | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

MPC Net Contribution In addition to MPC segment EBT, we believe that certain investors measure the value of the assets in this segment based on their contribution to liquidity and capital available for investment. MPC Net Contribution is defined as MPC segment EBT, plus MPC cost of sales, Depreciation and amortization, and net collections from SID bonds and MUD receivables, reduced by MPC development expenditures, land acquisitions and Equity in earnings from real estate and other affiliates, net of distributions. MPC Net Contribution is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance nor should it be used as a comparison metric with other comparable businesses. A reconciliation of segment EBT to MPC Net Contribution is presented below.

The following table sets forth the MPC Net Contribution:

MPC Net Contribution	Three Months Ended March 31,
thousands	2021	2020	$ Change
MPC Segment EBT	$63,355	$44,121	$19,234
Plus:
Cost of sales - land	15,651	16,786	(1,135)
Depreciation and amortization	72	91	(19)
MUD and SID bonds collections, net (a)	2,894	1,123	1,771
Distributions from real estate and other affiliates	1,144	1,173	(29)
Less:
MPC development expenditures	(52,980)	(64,896)	11,916
Equity in (earnings) losses in real estate and other affiliates	(27,650)	(8,934)	(18,716)
MPC Net Contribution	$2,486	$(10,536)	$13,022
(a)SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution increased $13.0 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to decreases in MPC development expenditures.

The following table sets forth MPC land inventory activity for the three months ended March 31, 2021:

thousands	Bridgeland	Columbia	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2020	$486,867	$16,625	$888,954	$177,341	$117,732	$1,687,519
Acquisitions	—	—	—	—	—	—
Development expenditures (a)	21,334	—	26,875	2,180	2,591	52,980
MPC Cost of sales	(3,440)	—	(10,209)	—	(2,002)	(15,651)
MUD reimbursable costs (b)	(13,989)	—	—	(125)	(1,093)	(15,207)
Transfer to Strategic Developments	—	—	—	—	—	—
Other (c)	2,077	—	1,736	(496)	1,134	4,451
Balance March 31, 2021	$492,849	$16,625	$907,356	$178,900	$118,362	$1,714,092
(a)Development expenditures are inclusive of capitalized interest and property taxes.
(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.
(c)Primarily consists of changes in accrued development expenditures payable.

HHC 2021 FORM 10-Q | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Seaport

The Seaport is part non-stabilized operating asset, part development project and part operating business. As such, the Seaport has a greater range of possible outcomes than our other projects. The greater uncertainty is largely the result of (i) seasonality; (ii) potential sponsorship revenue; (iii) potential event revenue; and (iv) business operating risks from various start-up businesses. We operate and own, either directly, through license agreements or in joint ventures, many of the tenants in the Seaport, including retail stores such as SJP by Sarah Jessica Parker and restaurants such as The Fulton by Jean-Georges, Ssäm Bar (formerly Bar Wayō), Malibu Farm, two concepts by Andrew Carmellini, R17 and the marketplace operated by Jean-Georges. As a result, the revenues and expenses of these businesses, as well as the underlying market conditions affecting these types of businesses, will directly impact the NOI of the Seaport. This is in contrast to our other retail properties where we primarily receive lease payments and are not as directly impacted by the operating performance of the underlying businesses. This causes the financial results and eventual stabilized yield of the Seaport to be less predictable than our other operating real estate assets with traditional lease structures. Further, as we open new operating businesses, either owned entirely or in partnership with third parties, we expect to incur pre-opening expenses and operating losses until those businesses stabilize, which likely will not happen until the Seaport reaches its critical mass of offerings. We expect the time to stabilize the Seaport will be primarily driven by the construction, interior finish work and stabilization to occur at the Jean-Georges marketplace in the Tin Building. As a result of impacts related to COVID-19, there were delays in construction on the Tin Building, however construction is still on track for completion in the fourth quarter of 2021, with an expanded focus on experiences including in-person dining, retail shopping, mobile ordering and delivery. As a result of COVID-19, we expect stabilization to take at least 18 months. Given the factors and uncertainties listed above combined with the continued impacts related to COVID-19, we do not currently provide guidance on our expected NOI yield and stabilization date for the Seaport. As we move closer to opening a critical mass of offerings at the Seaport, we will re-establish goals for yield on costs and stabilization dates when the uncertainties and range of possible outcomes are clearer.

In October 2020, we announced our comprehensive proposal for the redevelopment of 250 Water Street, which includes the transformation of this underutilized full-block surface parking lot into a mixed-use development that would include affordable housing, condominium units, community-oriented spaces and office space. In May 2021, we received approval from the New York City Landmarks Preservation Commission on our proposed design for the building at the site. This favorable ruling confirms that the proposed architecture is appropriate for the Seaport Historic District and allows us to proceed with the formal New York City Uniform Land Use Review Procedure known as ULURP. Approval from the NYC City Planning Commission via this process will be required to allow us to complete the necessary transfer of development rights to the parking lot site. This project, which includes approximately 540,000 zoning square feet, presents a unique opportunity at the Seaport to transform this last available development site into a vibrant mixed-use asset. The plan as proposed will provide long-term viability to the South Street Seaport Museum and deliver much-needed affordable housing and economic stimulus to the area. We will continue working with the City to advance this process over the coming calendar year with the goal of bringing these benefits to this one-of-a-kind neighborhood.

We primarily categorize the businesses in the Seaport segment into three groups: landlord operations, managed businesses, and events and sponsorships. Landlord operations represents physical real estate we have developed and own, either wholly or through joint ventures, and is inclusive of our office, retail and multi-family properties.

Managed businesses represents retail and food and beverage businesses that HHC owns, either wholly or through partnerships with third parties, and operates, including license and management agreements. Our managed businesses include, among others, The Fulton, SJP by Sarah Jessica Parker, R17, Cobble & Co. and Malibu Farm. In July 2020, Seaport entered into management agreements with Creative Culinary Management Company, LLC (Creative Culinary), a Jean-Georges company, to manage and operate the food and beverage operations for the Fulton, R17, Cobble & Co. and Malibu Farm. Creative Culinary is responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as day-to-day operations and accounting for food and beverage operations. In 2021, we plan to expand our managed business portfolio with the launch of The Lawn Club, a new concept that will transform 20,000 square feet of the Fulton Market Building into an immersive indoor and outdoor experience which includes a massive expanse of indoor grass, a stylish clubhouse bar and a wide variety of lawn games. We also expect to launch a new restaurant concept by Josh Eden and Wylie Dufresne at 1 Fulton Street featuring an all-day menu with many specialty to-go items and an expansive outdoor café in late 2021.

HHC 2021 FORM 10-Q | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Our events and sponsorship businesses have historically included our concert series, Winterland skating and bar, event catering, private events and sponsorships. With the cancellation of the 2020 summer concert series and the Winterland skating and bar, in August, we launched a new concept at the Pier 17 rooftop called The Greens, which continued through the end first quarter of 2021 and is expected to return in May 2021 to compliment the summer concert series. The Greens continues to generate high customer demand for the outdoor venue and will help to fulfill obligations under our sponsorship agreements.

Segment EBT Segment EBT for Seaport is presented below:

Seaport Segment EBT	Three Months Ended March 31,
thousands	2021	2020	$ Change
Rental Revenue	$2,228	$3,136	$(908)
Other land, rental and property revenues	5,225	6,558	(1,333)
Total revenues	7,453	9,694	(2,241)

Operating costs	(12,159)	(13,857)	1,698
Rental property real estate taxes	(294)	(353)	59
Provision (recovery) for doubtful accounts	(53)	(101)	48
Total operating expenses	(12,506)	(14,311)	1,805
Segment operating income (loss)	(5,053)	(4,617)	(436)
Depreciation and amortization	(6,835)	(20,875)	14,040
Interest income (expense), net	102	(5,053)	5,155
Other income (loss), net	(336)	(3,368)	3,032
Equity in earnings (losses) from real estate and other affiliates	(352)	(2,043)	1,691
Gain (loss) on extinguishment of debt	—	—	—
Segment EBT	$(12,474)	$(35,956)	$23,482

For the three months ended March 31, 2021:

Seaport segment EBT increased $23.5 million compared to the prior year period primarily due to the following:
–charges in the first quarter of 2020 related to write-offs of retail inventory recorded within Other income (loss), net and building improvements recorded within Depreciation and amortization due to the permanent closure of 10 Corso Como Retail and Café that did not reoccur in 2021
–decrease in interest expense due to the retirement of a $250 million Seaport loan in August 2020

Net Operating Income A reconciliation of Seaport segment EBT to Seaport NOI is presented in the table below:

Seaport NOI	Three Months Ended March 31,
thousands	2021	2020	$ Change
Total Seaport segment EBT	$(12,474)	$(35,956)	$23,482
Add back:
Depreciation and amortization	6,835	20,875	(14,040)
Interest (income) expense, net	(102)	5,053	(5,155)
Equity in (earnings) losses from real estate and other affiliates	352	2,043	(1,691)
Impact of straight-line rent	404	125	279
Other (income) loss, net (a)	741	3,970	(3,229)
Seaport NOI	$(4,244)	$(3,890)	$(354)
(a)Includes miscellaneous development-related items as well as the loss related to the write-off of inventory due to the permanent closure of 10 Corso Como Retail and Café in the first quarter of 2020.

HHC 2021 FORM 10-Q | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The below table presents Seaport NOI by category:

Seaport NOI by Category	Three Months Ended March 31,
thousands	2021	2020	$ Change
Landlord Operations - Historic District & Pier 17	$(3,240)	$(1,861)	$(1,379)
Multi-family	92	104	(12)
Managed Businesses - Historic District & Pier 17	(660)	(2,080)	1,420
Events, Sponsorships & Catering Business	(436)	(53)	(383)
Seaport NOI	$(4,244)	$(3,890)	$(354)

Seaport NOI decreased for the three months ended March 31, 2021, compared to the prior year period, primarily due to defaults, the recognition of rental revenue on a cash basis due to collectibility issues and the cancellation of events, all related to the COVID-19 pandemic.

Including managed businesses, events, sponsorships, catering and the Tin Building, the Seaport is approximately 59% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up. Additionally, rental revenue earned from businesses we own and operate is eliminated in consolidation. We expect to incur operating losses for our landlord operations, managed business entities and event and sponsorship until businesses in New York are able to safely reopen, the economy recovers from the economic impact of the COVID-19 pandemic and the Seaport reaches its critical mass of offerings, including the opening of the Tin Building.

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

Segment EBT Segment EBT for Strategic Developments is presented below:

Strategic Developments Segment EBT	Three Months Ended March 31,
thousands	2021	2020	$ Change
Condominium rights and unit sales	$37,167	$43	$37,124
Rental Revenue	88	109	(21)
Other land, rental and property revenues	1,045	608	437
Total revenues	38,300	760	37,540

Condominium rights and unit cost of sales	(54,968)	(97,901)	42,933
Operating costs	(3,680)	(5,041)	1,361
Rental property real estate taxes	(975)	(1,357)	382
Total operating expenses	(59,623)	(104,299)	44,676
Segment operating income (loss)	(21,323)	(103,539)	82,216
Depreciation and amortization	(1,598)	(1,761)	163
Interest income (expense), net	1,101	1,931	(830)
Other income (loss), net	—	(375)	375
Equity in earnings (losses) from real estate and other affiliates	(98)	64	(162)
Segment EBT	$(21,918)	$(103,680)	$81,762

HHC 2021 FORM 10-Q | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the three months ended March 31, 2021:

Strategic Developments segment EBT increased $81.8 million compared to the prior year period primarily due to the following:
–decrease in Condominium rights and unit cost of sales primarily driven by charges related to our expected funding of costs to correct alleged construction defects at Waiea. An additional $20.5 million was charged during the three months ended March 31, 2021, related to additional anticipated costs, compared to the initial charge of $97.9 million during the three months ended March 31, 2020. Refer to Note 9 - Commitments and Contingencies in our Condensed Consolidated Financial Statements for additional information.
–increase in Condominium rights and unit sales, net of costs, driven by the timing of condominium closings. The Company closed on four units at Waiea and one unit at Anaha during the three months ended March 31, 2021, compared to no closings during the three months ended March 31, 2020.

Ward Village Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods. As a result of significantly lower available inventory, we closed on five condominium inventory units during the three months ended March 31, 2021, compared to no condominium unit closings during the three months ended March 31, 2020. However, overall progress at our condominium projects remains strong, as evidenced by the 5 units closed at our completed towers and 46 units contracted to sell at our under construction towers during the first quarter of 2021. Victoria Place, our newest project and Ward Village’s fastest-selling tower to date, accounted for 30 of these contracted units.

Completed Condominiums As of March 31, 2021, our four completed towers are 99.8% sold. During the three months ended March 31, 2021 we closed on four of the remaining units at Waiea, resulting in only three units remaining to be sold. Additionally, during the three months ended March 31, 2021, the remaining unsold unit at Anaha went under contract and closed. The last unit at Anaha remained under contract as of March 31, 2021, and closed during April 2021. As a result, Ae’o, Ke Kilohana and Anaha are completely sold as of April 2021.

Under Construction Condominiums As of March 31, 2021, our three under construction towers are 83.7% sold. ‘A‘ali‘i is a 42-story, 750-unit mixed-use condominium project that will consist of studio, one- and two-bedroom residences and 150 workforce units. Kō'ula is a 41-story, 565-unit, mixed-use condominium project that will consist of studio, one-, two- and three-bedroom residences. We began construction on Victoria Place, our seventh condominium tower, in February 2021. Victoria Place is a 40-story, 349-unit condominium project that will consist of one-, two- and three-bedroom residences.

The following provides further detail for Ward Village as of March 31, 2021:

	Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Total % of Residential Square Feet Closed or Under Contract	Completion Date
Completed
Waiea (a)	174	—	177	98.3%	97.7%	Q4 2016
Anaha (a)	316	1	317	100.0%	100.0%	Q4 2017
Ae’o (b)	465	—	465	100.0%	100.0%	Q4 2018
Ke Kilohana (a)	423	—	423	100.0%	100.0%	Q2 2019
Under construction
‘A‘ali‘i (c)	—	648	750	86.4%	81.7%	Q4 2021
Kō'ula (d)	—	447	565	79.1%	81.5%	2022
Victoria Place	—	298	349	85.4%	87.6%	2024
(a)The retail portions of these projects are 100% leased and have been placed in service.
(b)The retail portion of the project, which is primarily comprised of the 57,000-square-foot flagship Whole Foods Market, is 97.9% leased and has been placed into service.
(c)There will be approximately 12,000 square feet of new street level retail space as part of this project.
(d)There will be approximately 37,000 square feet of retail space as part of this project.

HHC 2021 FORM 10-Q | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses and Other Items

The following table contains certain corporate related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended March 31,
thousands	2021	2020	$ Change
Corporate income	$101	$18	$83
General and administrative	(21,766)	(39,081)	17,315
Corporate interest expense, net	(27,129)	(12,541)	(14,588)
Gain (loss) on extinguishment of debt	(35,079)	—	(35,079)
Corporate other income (loss), net	126	118	8
Corporate depreciation and amortization	(1,152)	(1,821)	669
Development-related marketing costs	(1,644)	(2,816)	1,172
Income tax (expense) benefit	21,205	34,100	(12,895)
Total Corporate income, expenses and other items	$(65,338)	$(22,023)	$(43,315)

For the three months ended March 31, 2021:

Corporate income, expenses and other items was favorably impacted compared to the prior year period by the following:
–decrease in General and administrative expenses primarily related to workforce reductions and other corporate initiatives, which are part of an overall plan to reduce recurring overhead costs, and a decrease in consulting expenses as a result of fewer IT projects taking place in 2021

Corporate income, expenses and other items was unfavorably impacted compared to the prior year period by the following:
–loss on extinguishment of debt of $35.1 million due to the repurchase of the Company’s $1.0 billion 5.375% Senior Notes due 2025
–increase in corporate interest expense, net primarily due to the issuance of $750 million in senior notes in August 2020
–decrease in income tax benefit primarily due to a decrease in the loss before income taxes

Income Taxes

	Three Months Ended March 31,
thousands except percentages	2021	2020	$ Change
Income tax expense (benefit)	$(21,205)	$(34,100)	$12,895
Income (loss) before income taxes	(89,364)	(159,182)	69,818
Effective tax rate	23.7%	21.4%	2.3%

The Company’s effective tax rate is typically impacted by non-deductible executive compensation and other permanent differences as well as state income taxes, which cause the Company’s effective tax rate to deviate from the federal statutory rate.
HHC 2021 FORM 10-Q | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Throughout the pandemic we have focused on measures to increase our liquidity. As a result, we have been able to maintain a strong balance sheet, and ensure we maintain the financial flexibility and liquidity necessary to fund future growth. We continued to enhance our liquidity profile in the first quarter of 2021 through the issuance of $650 million in 4.125% Senior Notes due 2029 and $650 million in 4.375% Senior Notes due 2031. The Company used the net proceeds from the issuance, as well as available cash on hand, to repurchase its $1.0 billion 5.375% Senior Notes due 2025 and repay the $280.3 million outstanding under its loans for 1201 Lake Robbins and The Woodlands Warehouse maturing June 2021. Additionally, the Company closed on a $368.2 million construction loan for the development of Victoria Place in Ward Village. In April 2021, the Company closed on $125.3 million of additional new construction financings for Marlow in Columbia and Starling at Bridgeland, as well as a $58.5 million loan to replace the existing construction loan for Tanager Apartments in Downtown Summerlin.

Our primary sources of cash include cash flow from land sales in our MPCs, cash generated from our operating assets, condominium closings, deposits from condominium sales (which are restricted to funding construction of the related developments), equity offerings, first mortgage financings secured by our assets and the corporate bond markets. The sale of our non-core assets may also provide additional cash proceeds to our operating or investing activities. Our primary uses of cash include working capital, overhead, debt service, property improvements, acquisitions and development costs. Uses of cash also include one-time charges associated with relocation expenses, retention and severance payments. We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing obligations and anticipated ordinary course operating expenses for at least the next 12 months, even after taking into account the consequences of the COVID-19 pandemic discussed above. The development and redevelopment opportunities in Operating Assets and Strategic Developments are capital intensive and will require significant additional funding, if and when pursued. Any additional funding, if available, would be raised with a mix of construction, bridge and long-term financings, by entering into joint venture arrangements, through the sale of non-core assets at the appropriate time, and lastly future equity raises. We cannot provide assurance that financing arrangements for our properties will be on favorable terms or occur at all, which could have a negative impact on our liquidity and capital resources. In addition, we typically must provide completion guarantees to lenders in connection with their providing financing for our projects. We also provided completion guarantees to the City of New York for the redevelopment of the Tin Building, as well as the Hawai’i Community Development Authority for reserve condominium units at Ward Village.

Total outstanding debt was $4.4 billion as of March 31, 2021. Refer to Note 6 - Mortgages, Notes and Loans Payable, Net in the Condensed Consolidated Financial Statements. Our proportionate share of the debt of our real estate and other affiliates totaled $286.9 million as of March 31, 2021. All of this indebtedness is without recourse to the Company, with the exception of $100.6 million related to 110 North Wacker.

The following table summarizes our net debt on a segment basis as of March 31, 2021. Net debt is defined as Mortgages, notes and loans payable, net, including our ownership share of debt of our real estate and other affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

thousands	Operating Assets	Master Planned Communities	Seaport	Strategic Developments	Segment Totals	Non-Segment Amounts	March 31, 2021
Mortgages, notes and loans payable	$1,771,448	$179,994	$99,201	$325,261	$2,375,904	$2,019,283	$4,395,187
Mortgages, notes and loans payable of real estate and other affiliates	281,355	5,584	—	—	286,939	—	286,939
Less:
Cash and cash equivalents	(97,501)	(103,928)	(9,616)	(8,489)	(219,534)	(756,250)	(975,784)
Cash and cash equivalents of real estate and other affiliates	(4,429)	(140,887)	(101)	(259)	(145,676)	—	(145,676)
Special Improvement District receivables	—	(51,952)	—	—	(51,952)	—	(51,952)
Municipal Utility District receivables, net	—	(332,040)	—	—	(332,040)	—	(332,040)
TIF receivable	—	—	—	(1,103)	(1,103)	—	(1,103)
Net Debt	$1,950,873	$(443,229)	$89,484	$315,410	$1,912,538	$1,263,033	$3,175,571
HHC 2021 FORM 10-Q | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

Due to the COVID-19 pandemic, the Company experienced a decline in operating results for certain retail and hospitality properties. As a result, as of December 31, 2020, and March 31, 2021, the Company did not meet the debt service coverage ratio for the $615.0 million Term Loan portion of the Senior Secured Credit Facility and as a result, $9.4 million of excess net cash flow after debt service from the underlying properties became restricted as of March 31, 2021. While the restricted cash cannot be used for general corporate purposes, it can continue to be used to fund operations of the underlying assets and does not have a material impact on the Company’s liquidity.
As of March 31, 2021, apart from the Term Loan portion of the Senior Secured Credit Facility described above, the Company was in compliance with all remaining financial covenants included in the agreements governing its indebtedness.

Cash Flows

	Three Months Ended March 31,
thousands	2021	2020
Cash provided by (used in) operating activities	$(84,742)	$(73,181)
Cash provided by (used in) investing activities	(56,985)	(153,206)
Cash provided by (used in) financing activities	73,058	844,965

Operating Activities Each segment’s relative contribution to our cash flows from operating activities will likely vary significantly from year to year given the changing nature of our development focus. Other than our condominium properties, most of the properties and projects in our Strategic Developments segment do not generate revenues and the cash flows and earnings may vary. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2021. Operating cash continued to be utilized in the first quarter of 2021, to fund ongoing development expenditures in our Strategic Developments, Seaport and MPC segments, consistent with prior years.

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

Net cash used in operating activities was $84.7 million for the three months ended March 31, 2021, and $73.2 million for the three months ended March 31, 2020. The $11.6 million net increase in cash used in operating activities in the three months ended March 31, 2021, compared to the same period in 2020, was primarily related to an increase of $20.5 million in condominium development expenditures, which was partially offset by an $11.9 million decrease in Master Planned Community development expenditures.

Investing Activities Net cash used in investing activities was $57.0 million for the three months ended March 31, 2021, and $153.2 million for the three months ended March 31, 2020. The $96.2 million decrease in cash used was primarily the result of the decrease in property development and redevelopment expenditures during the three months ended March 31, 2021, primarily attributable to the timing of development projects and the completion of 110 North Wacker and Two Lakes Edge in 2020.

Financing Activities Net cash provided by financing activities was $73.1 million for three months ended March 31, 2021, as compared to net cash provided by financing activities of $845.0 million for three months ended March 31, 2020. The decrease of $771.9 million was primarily due to the $593.6 million common stock issuance in 2020 that did not repeat in 2021. In addition, principal payments on mortgages, notes and loans payable increased $1.3 billion, partially offset by an increase of $1.1 billion in proceeds from mortgages, notes and loans payable.

HHC 2021 FORM 10-Q | 50

Contractual Cash Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2021:

thousands	Remaining in 2021	2022	2023	2024	2025	2026	Thereafter	Total
Mortgages, notes and loans payable (a)	$38,403	$77,689	$1,128,042	$437,126	$153,077	$72,782	$2,532,403	$4,439,522
Interest payments (b)	139,337	182,981	171,610	136,149	122,480	118,637	341,490	1,212,684
Ground lease and other leasing commitments	2,896	4,325	4,371	4,419	4,468	4,518	245,423	270,420
Total	$180,636	$264,995	$1,304,023	$577,694	$280,025	$195,937	$3,119,316	$5,922,626

(a)Based on final maturity, inclusive of extension options. In April 2021, the Company closed on an $82.6 million construction loan due April 2025 with a one-year extension option for the development of Marlow in Columbia, a $42.7 million construction loan due May 2026 with a one-year extension option for the development of Starling at Bridgeland, and a $58.5 million loan due May 2031 to replace the existing construction loan for Tanager Apartments in Downtown Summerlin.
(b)Interest is based on the borrowings that are presently outstanding and current floating interest rates.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures which have mortgage financing totaling $584.0 million as of March 31, 2021, the financings are non-recourse to us, with the exception of $100.6 million related to 110 North Wacker.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. See Note 1 - Summary of Significant Accounting Policies in our Annual Report and in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk with respect to our variable-rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps and caps. As of March 31, 2021, of our $1.8 billion of variable-rate debt outstanding, $650.5 million is swapped to a fixed rate. We may enter into interest rate cap contracts to mitigate our exposure to rising interest rates. We have a cap contract for our credit facility for The Woodlands and Bridgeland, of which $150.0 million is outstanding and $75.0 million is capped. Additionally, we have cap contracts totaling $368.2 million for our construction loan on Victoria Place which has an outstanding balance of $42.7 million as of March 31, 2021. As properties are placed into service and become stabilized, we typically refinance the variable-rate debt with long-term fixed-rate debt.

As of March 31, 2021, annual interest costs would increase approximately $11.2 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher, resulting in greater depreciation or cost of sales in later years. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 6 - Mortgages, Notes and Loans Payable, Net and Note 8 - Derivative Instruments and Hedging Activities in our Condensed Consolidated Financial Statements. For discussion of the impact of COVID-19 on our business, including our success in closing on and extending various debt facilities after the onset of the pandemic, see the Liquidity and Capital Resources section of Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 - Mortgages, Notes and Loans Payable, Net in our Condensed Consolidated Financial Statements.
HHC 2021 FORM 10-Q | 51

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHC 2021 FORM 10-Q | 52

OTHER INFORMATION	Table of Contents

PART II

Item 1. Legal Proceedings

Please refer to Note 9 - Commitments and Contingencies in the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in our 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Common Stock Repurchases

The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the first quarter of 2021:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period
January 1-31, 2021	—	$—	—	$46,100,000
February 1-28, 2021	15,836	$98.25	—	$46,100,000
March 1-31, 2021	—	$—	—	$46,100,000
Total	15,836	$98.25	—
(a)The shares repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

HHC 2021 FORM 10-Q | 53

Item 6. Exhibits

The following Exhibit Index to this Quarterly Report lists the exhibits furnished as required by Item 601 of Regulation S-K and is incorporated by reference.

Exhibit Number	Description

4.1
Indenture, dated as of February 2, 2021, by and among The Howard Hughes Corporation, HHC Warehouse Holding Company, LLC, HH Warehouse Land Holdings, LLC, HH Woodlands Tower Holdings, LLC, API/HHC Lake Robbins Holding Company, LLC, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's current Report on Form 8-K, filed on February 4, 2021)

4.2
Indenture, dated as of February 2, 2021, by and among The Howard Hughes Corporation, HHC Warehouse Holding Company, LLC, HH Warehouse Land Holdings, LLC, HH Woodlands Tower Holdings, LLC, API/HHC Lake Robbins Holding Company, LLC, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on February 4, 2021)

4.3
Fourth Supplemental Indenture, dated as of February 2, 2021, to the indenture dated as of March 16, 2017, by and among The Howard Hughes Corporation, HHC Warehouse Holdings Company, LLC, HH Warehouse Land Holdings, LLC, HH Woodlands Tower Holdings, LLC, API/HHC Lake Robbins Holding Company, LLC, and Wells Fargo Bank, National Association, as the trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on February 4, 2021)

10.1**+	Form of Time-Based Restricted Stock Award (Executives with Employment Agreements) under The Howard Hughes Corporation 2020 Equity Incentive Plan

10.2**+	Form of Time-Based Restricted Stock Award (Executive Officers without Employment Agreements) under The Howard Hughes Corporation 2020 Equity Incentive Plan

10.3**+	Form of Performance-Based Restricted Stock Award (Executive Officers with Employment Agreements) under The Howard Hughes Corporation 2020 Equity Incentive Plan

10.4**+	Form of Performance-Based Restricted Stock Award (Executive Officers without Employment Agreements) under The Howard Hughes Corporation 2020 Equity Incentive Plan

10.5**+	Amended and Restated Performance-Based Restricted Stock Award Agreement, dated January 4, 2021, by and between The Howard Hughes Corporation and Saul Scherl

10.6**
2021 Offer Letter, effective March 10, 2021, by and between The Howard Hughes Corporation and Saul Scherl (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 15, 2021)

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
++ Furnished herewith
HHC 2021 FORM 10-Q | 54

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021, and 2020, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHC 2021 FORM 10-Q | 55

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ Correne Loeffler
Correne Loeffler
Chief Financial Officer
May 10, 2021

HHC 2021 FORM 10-Q | 56