Form 10-Q
period 2021-06-30
Howard Hughes Corp
filed 2021-08-04
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares of common stock, $0.01 par value, outstanding as of July 28, 2021 was 55,126,260.

HHC 2021 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands except par values and share amounts	June 30, 2021	December 31, 2020
ASSETS
Investment in real estate:
Master Planned Communities assets	$1,743,502	$1,687,519
Buildings and equipment	4,170,506	4,115,493
Less: accumulated depreciation	(721,275)	(634,064)
Land	365,725	363,447
Developments	1,352,999	1,152,674
Net property and equipment	6,911,457	6,685,069
Investment in real estate and other affiliates	298,161	377,145
Net investment in real estate	7,209,618	7,062,214
Net investment in lease receivable	2,917	2,926
Cash and cash equivalents	1,063,261	1,014,686
Restricted cash	219,483	228,311
Accounts receivable, net	81,503	66,726
Municipal Utility District receivables, net	354,932	314,394
Notes receivable, net	3,235	622
Deferred expenses, net	111,491	112,097
Operating lease right-of-use assets, net	54,566	56,255
Prepaid expenses and other assets, net	208,063	282,101
Total assets	$9,309,069	$9,140,332

LIABILITIES
Mortgages, notes and loans payable, net	$4,449,333	$4,287,369
Operating lease obligations	68,102	68,929
Deferred tax liabilities	167,105	187,639
Accounts payable and accrued expenses	925,845	852,258
Total liabilities	5,610,385	5,396,195

Commitments and Contingencies (see Note 9)
Redeemable noncontrolling interest	26,781	29,114

EQUITY
Preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $0.01 par value; 150,000,000 shares authorized, 56,196,818 issued and 55,126,260 outstanding as of June 30, 2021, 56,042,814 shares issued and 54,972,256 outstanding as of December 31, 2020	563	562
Additional paid-in capital	3,955,162	3,947,278
Accumulated deficit	(134,309)	(72,556)
Accumulated other comprehensive loss	(27,754)	(38,590)
Treasury stock, at cost, 1,070,558 shares as of June 30, 2021, and 1,070,558 shares as of December 31, 2020	(122,091)	(122,091)
Total stockholders' equity	3,671,571	3,714,603
Noncontrolling interests	332	420
Total equity	3,671,903	3,715,023
Total liabilities and equity	$9,309,069	$9,140,332
See Notes to Condensed Consolidated Financial Statements.
HHC 2021 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per share amounts	2021	2020	2021	2020
REVENUES
Condominium rights and unit sales	$12,861	$—	$50,028	$43
Master Planned Communities land sales	58,342	57,073	95,819	96,805
Rental revenue	88,476	78,706	174,375	171,450
Other land, rental and property revenues	41,389	11,447	64,632	46,344
Builder price participation	11,389	8,947	18,183	16,706
Total revenues	212,457	156,173	403,037	331,348

EXPENSES
Condominium rights and unit cost of sales	13,435	6,348	68,403	104,249
Master Planned Communities cost of sales	24,858	25,875	40,509	42,661
Operating costs	71,243	45,885	129,841	110,491
Rental property real estate taxes	13,716	15,199	27,707	28,777
Provision for (recovery of) doubtful accounts	(1,520)	1,866	(2,098)	3,567
Demolition costs	149	—	149	—
Development-related marketing costs	2,397	1,813	4,041	4,629
General and administrative	20,334	22,233	42,100	61,314
Depreciation and amortization	49,788	46,963	99,096	108,600
Total expenses	194,400	166,182	409,748	464,288

OTHER
Provision for impairment	(13,068)	—	(13,068)	(48,738)
Gain (loss) on sale or disposal of real estate and other assets, net	21,333	8,000	21,333	46,124
Other income (loss), net	(663)	1,607	(10,971)	(2,077)
Total other	7,602	9,607	(2,706)	(4,691)

Operating income (loss)	25,659	(402)	(9,417)	(137,631)

Interest income	31	404	72	1,550
Interest expense	(31,439)	(32,397)	(65,649)	(66,845)
Gain (loss) on extinguishment of debt	(51)	—	(35,966)	—
Equity in earnings (losses) from real estate and other affiliates	7,867	(8,552)	23,663	2,797
Income (loss) before taxes	2,067	(40,947)	(87,297)	(200,129)
Income tax expense (benefit)	(1,550)	(6,844)	(22,755)	(40,944)
Net income (loss)	3,617	(34,103)	(64,542)	(159,185)
Net (income) loss attributable to noncontrolling interests	1,224	19	2,789	(33)
Net income (loss) attributable to common stockholders	$4,841	$(34,084)	$(61,753)	$(159,218)

Basic income (loss) per share	$0.09	$(0.61)	$(1.11)	$(3.22)
Diluted income (loss) per share	$0.09	$(0.61)	$(1.11)	$(3.22)
See Notes to Condensed Consolidated Financial Statements.
HHC 2021 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2021	2020	2021	2020
Net income (loss)	$3,617	$(34,103)	$(64,542)	$(159,185)
Other comprehensive income (loss):
Interest rate swaps (a)	1,905	(838)	8,261	(31,739)
Share of investee’s other comprehensive income (b)	1,358	—	2,575	—
Other comprehensive income (loss)	3,263	(838)	10,836	(31,739)
Comprehensive income (loss)	6,880	(34,941)	(53,706)	(190,924)
Comprehensive income (loss) attributable to noncontrolling interests	1,224	19	2,789	(33)
Comprehensive income (loss) attributable to common stockholders	$8,104	$(34,922)	$(50,917)	$(190,957)
(a)Amounts are shown net of deferred tax expense of $0.5 million for the three months ended June 30, 2021, deferred tax benefit of $0.3 million for the three months ended June 30, 2020, deferred tax expense of $2.3 million for the six months ended June 30, 2021, and deferred tax benefit of $7.4 million for the six months ended June 30, 2020.
(b)The amount for 2021 is shown net of deferred tax expense of $0.4 million for the three months ended June 30, 2021 and $0.7 million for the six months ended June 30, 2021.

See Notes to Condensed Consolidated Financial Statements.

HHC 2021 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
thousands except shares	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests (a)	Equity
Balance, March 31, 2021	56,178,233	$563	$3,952,537	$(139,150)	$(31,017)	1,070,558	$(122,091)	$3,660,842	$425	$3,661,267
Net income (loss) excluding a loss of $1,131 attributable to redeemable noncontrolling interest	—	—	—	4,841	—	—	—	4,841	(93)	4,748
Interest rate swaps, net of tax expense (benefit) of $524	—	—	—	—	1,905	—	—	1,905	—	1,905
Share of investee's other comprehensive income, net of tax expense (benefit) of $386	—	—	—	—	1,358	—	—	1,358	—	1,358
Stock plan activity	18,585	—	2,625	—	—	—	—	2,625	—	2,625
Balance, June 30, 2021	56,196,818	$563	3,955,162	$(134,309)	$(27,754)	1,070,558	$(122,091)	$3,671,571	$332	$3,671,903

Balance, March 31, 2020	55,989,263	$561	$3,939,470	$(171,537)	$(60,273)	(1,050,260)	$(120,530)	$3,587,691	$184,907	$3,772,598
Net income (loss)	—	—	—	(34,084)	—	—	—	(34,084)	(19)	(34,103)
Interest rate swaps, net of tax expense (benefit) of $(262)	—	—	—	—	(838)	—	—	(838)	—	(838)
Common stock offering costs	—	—	(85)	—	—	—	—	(85)	—	(85)
Stock plan activity	(7,703)	—	2,131	—	—	—	—	2,131	—	2,131
Balance, June 30, 2020	55,981,560	$561	$3,941,516	$(205,621)	$(61,111)	(1,050,260)	$(120,530)	$3,554,815	$184,888	$3,739,703
(a) The three months ended June 30, 2021, excludes redeemable noncontrolling interest, which is reflected in temporary equity. See Note 2 - Real Estate and Other Affiliates.

See Notes to Condensed Consolidated Financial Statements.

HHC 2021 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
thousands except shares	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests (a)	Equity
Balance, December 31, 2020	56,042,814	$562	$3,947,278	$(72,556)	$(38,590)	1,070,558	$(122,091)	$3,714,603	$420	$3,715,023
Net income (loss) excluding a loss of $2,701 attributable to redeemable noncontrolling interest	—	—	—	(61,753)	—	—	—	(61,753)	(88)	(61,841)
Interest rate swaps, net of tax expense (benefit) of $2,314	—	—	—	—	8,261	—	—	8,261	—	8,261
Share of investee's other comprehensive income, net of tax expense (benefit) of $732	—	—	—	—	2,575	—	—	2,575	—	2,575
Issuance of common shares	—	—	(5)	—	—	—	—	(5)	—	(5)
Stock plan activity	154,004	1	7,889	—	—	—	—	7,890	—	7,890
Balance, June 30, 2021	56,196,818	$563	$3,955,162	$(134,309)	$(27,754)	1,070,558	$(122,091)	$3,671,571	$332	$3,671,903

Balance, December 31, 2019	43,635,893	$437	$3,343,983	$(46,385)	$(29,372)	(1,050,260)	$(120,530)	$3,148,133	$184,855	$3,332,988
Net income (loss)	—	—	—	(159,218)	—	—	—	(159,218)	33	(159,185)
Interest rate swaps, net of tax expense (benefit) of $(7,356)	—	—	—	—	(31,739)	—	—	(31,739)	—	(31,739)
Adoption of ASU 2016-13	—	—	—	(18)	—	—	—	(18)	—	(18)
Issuance of common shares	12,270,900	123	593,490	—	—	—	—	593,613	—	593,613
Stock plan activity	74,767	1	4,043	—	—	—	—	4,044	—	4,044
Balance, June 30, 2020	55,981,560	$561	$3,941,516	$(205,621)	$(61,111)	(1,050,260)	$(120,530)	$3,554,815	$184,888	$3,739,703
(a) The six months ended June 30, 2021 excludes redeemable noncontrolling interest, which is reflected in temporary equity. See Note 2 - Real Estate and Other Affiliates.

See Notes to Condensed Consolidated Financial Statements.
HHC 2021 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
thousands	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(64,542)	$(159,185)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	89,516	99,682
Amortization	8,356	8,517
Amortization of deferred financing costs	5,086	8,312
Amortization of intangibles other than in-place leases	1,205	340
Straight-line rent amortization	(6,770)	(6,183)
Deferred income taxes	(23,581)	(41,701)
Restricted stock and stock option amortization	4,781	3,346
Net gain on sale of properties	(21,338)	(8,000)
Net gain on sale of lease receivable	—	(38,124)
Proceeds from the sale of lease receivable	—	64,155
(Gain) loss on extinguishment of debt	35,966	—
Impairment charges	13,799	59,817
Equity in (earnings) losses from real estate and other affiliates, net of distributions	925	(2,057)
Provision for doubtful accounts	(628)	5,443
Master Planned Community development expenditures	(126,302)	(116,372)
Master Planned Community cost of sales	39,499	41,883
Condominium development expenditures	(150,509)	(114,660)
Condominium rights and units cost of sales	65,951	99,171
Net Changes:
Accounts and notes receivable	(12,063)	(14,895)
Prepaid expenses and other assets	22,176	(38,214)
Condominium deposits received	33,627	94,644
Deferred expenses	(5,316)	(19,530)
Accounts payable and accrued expenses	10,227	(25,032)
Cash provided by (used in) operating activities	(79,935)	(98,643)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(931)	(598)
Operating property improvements	(20,664)	(17,297)
Property development and redevelopment	(121,839)	(250,370)
Proceeds from sales of properties	49,907	—
Reimbursements under tax increment financings	403	2,671
Distributions from real estate and other affiliates	83,014	1,232
Investments in real estate and other affiliates, net	(767)	(3,127)
Cash provided by (used in) investing activities	(10,877)	(267,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes and loans payable	1,503,083	392,714
Principal payments on mortgages, notes and loans payable	(1,328,054)	(51,008)
Proceeds from issuance of common stock	—	593,614
Debt extinguishment costs	(29,669)	—
Special Improvement District bond funds released from (held in) escrow	4,384	2,352
Deferred financing costs and bond issuance costs, net	(20,904)	(4,088)
Taxes paid on stock options exercised and restricted stock vested	(2,183)	(668)
Stock options exercised	3,902	1,365
Cash provided by (used in) financing activities	130,559	934,281

Net change in cash, cash equivalents and restricted cash	39,747	568,149
Cash, cash equivalents and restricted cash at beginning of period	1,242,997	620,135
Cash, cash equivalents and restricted cash at end of period	$1,282,744	$1,188,284
HHC 2021 FORM 10-Q | 7

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
thousands	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$88,041	$97,015
Interest capitalized	34,801	35,949
Income taxes paid (refunded), net	1,789	(2,408)

NON-CASH TRANSACTIONS
Initial recognition of ASC 842 operating leases ROU asset	—	493
Initial recognition of ASC 842 operating lease obligation	—	493
Accrued property improvements, developments and redevelopments	4,760	(35,250)
Special Improvement District bond transfers associated with land sales	1,010	779
Accrued interest on construction loan borrowing	—	9,586
Capitalized stock compensation	974	907

See Notes to Condensed Consolidated Financial Statements.
HHC 2021 FORM 10-Q | 8

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

1. Summary of Significant Accounting Policies

General The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to The Howard Hughes Corporation (HHC or the Company) audited Consolidated Financial Statements, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and equity for the interim periods have been included. The results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, and future fiscal years.

Certain amounts in the 2020 results of operations have been reclassified to conform to the current presentation. Specifically, the Company reclassified minimum rents, tenant recoveries, and interest income from sales-type leases to Rental revenue. Certain amounts in the 2020 Condensed Consolidated Balance Sheet have been reclassified to conform to the current presentation. Specifically, the Company reclassified straight-line rent from Prepaid expenses and other assets, net to Accounts Receivable, net.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements up to the date and time this Quarterly Report was filed.

COVID-19 Pandemic The 2020 outbreak of the novel strain of the coronavirus (COVID-19) resulted in a global slowdown of economic activity including worldwide travel restrictions, prohibitions of non-essential work activities, and the disruption and shutdown of businesses, all of which resulted in significant uncertainty in global financial markets and a material adverse impact on the Company’s financial performance in fiscal 2020, particularly in the Operating Asset and Seaport segments. Many states began easing quarantine protocols near the end of the second quarter of 2020, which allowed most of the Company’s retail and hospitality properties to resume operations on a limited basis. While COVID-19 has adversely impacted all business segments during 2020 and the first half of 2021, the Company’s performance has notably improved during the second half of 2020 and through the first half of 2021.

The extent to which COVID-19 continues to impact the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the actions taken to contain the pandemic or mitigate its impact, such as the speed and effectiveness of vaccine and treatment developments and their deployment, potential mutations of COVID-19, and the direct and indirect economic effects of the pandemic and containment measures.

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

HHC 2021 FORM 10-Q | 9

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table represents the components of Accounts Receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	June 30, 2021	December 31, 2020
Tenant receivables	$8,531	$4,339
Straight-line rent receivables	68,231	59,288
Other receivables	4,741	3,099
Accounts receivable, net (a)	$81,503	$66,726
(a)As of June 30, 2021, the total reserve balance for amounts considered uncollectible was $30.6 million, comprised of $27.2 million related to ASC 842 and $3.4 million related to ASC 450. As of December 31, 2020, the total reserve balance was $33.0 million, comprised of $27.3 million related to ASC 842 and $5.7 million related to ASC 450.

The following table summarizes the impacts of the ASC 842 and ASC 450 reserves in the accompanying Condensed Consolidated Statements of Operations:

		Three Months Ended June 30,		Six Months Ended June 30,
thousands	Income Statement Location	2021	2020	2021	2020
ASC 842 reserve	Rental revenue	$330	$5,716	$1,361	$7,219
ASC 450 reserve	Provision for (recovery of) doubtful accounts	(1,640)	2,818	(2,239)	4,396
Total impact		$(1,310)	$8,534	$(878)	$11,615

Temporary Business Closures During the first half of 2020, the Company experienced closures of its Seaport retail and food and beverage assets as well as its three hotels in The Woodlands.

The Company reopened The Woodlands Resort in May 2020, the Embassy Suites at Hughes Landing in June 2020 and The Westin at The Woodlands in July 2020. As a result, occupancy levels rose throughout the second half of 2020 but remained lower than levels achieved prior to the pandemic. With the gradual return of leisure travel in the first half of 2021, occupancy levels have continued to rise at all properties. From the fourth quarter of 2020 to the second quarter of 2021, occupancy levels increased from 55% to 68% at the Embassy Suites, 28% to 49% at The Westin at The Woodlands and 27% to 31% at The Woodlands Resort.

Many of the Seaport retail and food and beverage assets resumed operations in the third quarter of 2020, on a limited basis. Most remaining restrictions were lifted in June of 2021; however, many businesses at the Seaport continue to operate at reduced levels primarily due to labor shortages. The 2020 Seaport summer concert series was cancelled and in its place a new concept at the Pier 17 rooftop was launched called The Greens, which continued through the end of first quarter of 2021. The Greens concept returned in May 2021 to complement the summer concert series, which began on July 30, 2021 and is expected to run through October 2021. The Greens concept and 2021 concert series continue to generate high customer demand for the outdoor venue.

Use of Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions include, but are not limited to, capitalization of development costs, provision for income taxes, recoverable amounts of receivables and deferred tax assets, initial valuations of tangible and intangible assets acquired and the related useful lives of assets upon which depreciation and amortization is based. Estimates and assumptions have also been made with respect to future revenues and costs, debt and options granted. In particular, Master Planned Communities (MPC) cost of sales estimates are highly judgmental as they are sensitive to cost escalation, sales price escalation and lot absorption, which are subject to judgment and affected by expectations about future market or economic conditions. Actual results could differ from these and other estimates. In addition, these estimates may change in the near term due to the continued demands and constraints on the Company’s supply chain resulting from the COVID-19 pandemic.

Noncontrolling Interests As of June 30, 2021 and December 31, 2020, noncontrolling interests are related to the Ward Village Homeowners’ Associations (HOAs). All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to common stockholders.

HHC 2021 FORM 10-Q | 10

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

The amortized cost basis of financing receivables, consisting primarily of MUD receivables, totaled $411.9 million as of June 30, 2021, including accrued interest of $18.6 million. There has been no material activity in the allowance for credit losses for financing receivables for the six months ended June 30, 2021.

Financing receivables are considered to be past due once they are 30 days contractually past due under the terms of the agreement. The Company does not have significant receivables that are past due or on nonaccrual status. There have been no significant write-offs or recoveries of amounts previously written off during the current period for financing receivables.

Executive Transition In December 2020, the Company announced the appointment of David R. O’Reilly as the Company’s Chief Executive Officer and the appointment of L. Jay Cross as the Company’s President. On April 8, 2021, the Company announced that Correne Loeffler had been appointed to serve as the Company's Chief Financial Officer (CFO), effective April 19, 2021. Ms. Loeffler succeeded David O'Reilly as the Company's CFO, a position that he had held since joining HHC in 2016 and had continued to hold on an interim basis since being appointed Chief Executive Officer in December 2020. Ms. Loeffler joined HHC following her role as Chief Financial Officer of Whiting Petroleum, where she managed the company’s Finance, Accounting, and Corporate Planning organizations. She also previously served as Vice President of Finance and Treasurer for the Callon Petroleum Company. In addition, she served as Callon's Interim Chief Financial Officer. Prior to that she spent over a decade at JPMorgan Securities before leaving as an Executive Director in the Corporate Client Banking group.

Recently Issued Accounting Standards The following is a summary of recently issued and other notable accounting pronouncements that relate to the Company’s business.
ASU 2020-04, Reference Rate Reform The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform when certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has applied certain optional expedients that are retained through the end of the hedging relationship. The amendments in this Update are effective as of March 12, 2020, through December 31, 2022. The guidance in Accounting Standards Update (ASU) 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedge transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued.

HHC 2021 FORM 10-Q | 11

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

2. Real Estate and Other Affiliates

As of June 30, 2021, the Company is not the primary beneficiary of the investments listed below as it does not have the power to direct the activities that most significantly impact the economic performance of the ventures. As a result, the Company reports its interests in accordance with the equity method. As of June 30, 2021, approximately $610.2 million of indebtedness was secured by the properties owned by the Company’s real estate and other affiliates, of which the Company’s share was $291.3 million based on economic ownership. All of this indebtedness is without recourse to the Company, with the exception of $100.6 million related to 110 North Wacker.

Equity investments in real estate and other affiliates are reported as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
thousands except percentages	2021	2020	2021	2020	2021	2020	2021	2020
Equity Method Investments
Operating Assets:
110 North Wacker (a)	see below	see below	$237,804	$261,143	$(11,307)	—	$(27,012)	$—
The Metropolitan Downtown Columbia (b)	50%	50%	—	—	165	195	111	422
Stewart Title of Montgomery County, TX	50%	50%	4,034	3,924	383	160	634	503
Woodlands Sarofim #1	20%	20%	3,173	3,120	22	29	53	64
m.flats/TEN.M	50%	50%	834	1,247	318	91	636	156
Master Planned Communities:
The Summit (c)	see below	see below	40,920	96,300	18,641	(2,968)	46,291	5,966
Seaport
Mr. C Seaport (d)	—%	—%	—	—	—	(6,249)	—	(6,900)
Ssäm Bar (Momofuku) (e)	see below	see below	7,204	7,101	(336)	(384)	(688)	(1,776)
Strategic Developments:
Circle T Ranch and Power Center (f)	—%	—%	—	—	—	589	—	675
HHMK Development	50%	50%	10	10	—	—	—	—
KR Holdings	50%	50%	230	347	(19)	(15)	(117)	(37)
			294,209	373,192	7,867	(8,552)	19,908	(927)
Other equity investments (g)			3,952	3,953	—	—	3,755	3,724
Investments in real estate and other affiliates			$298,161	$377,145	$7,867	$(8,552)	$23,663	$2,797
(a)During the third quarter of 2020, 110 North Wacker was completed and placed in service. This triggered a reconsideration event that resulted in the deconsolidation of 110 North Wacker and the recognition of the retained equity method investment at fair market value. Refer to the discussion below for additional details.
(b)The Metropolitan Downtown Columbia was in a deficit position of $5.5 million at June 30, 2021, and $5.0 million at December 31, 2020, due to distributions from operating cash flows in excess of basis. These deficit balances are presented in Accounts payable and accrued expenses at June 30, 2021, and December 31, 2020.
(c)The decrease in investment balance is primarily due to $100.5 million in distributions received during the second quarter of 2021. Refer to discussion below for details on the ownership structure.
(d)During the third quarter of 2020, the Company completed the sale of its 35% equity investment in Mr. C Seaport.
(e)During the first quarter of 2021, Bar Wayō was rebranded as Ssäm Bar. Refer to the discussion below for details on the ownership structure.
(f)During the fourth quarter of 2020, the Company completed the sale of its 50% equity investment in Circle T Ranch and Power Center.
(g)Other equity investments represent equity investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year or cumulatively.

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
The Partnership was determined to be a variable interest entity (VIE), and as the Company has the power to direct the activities of the Partnership that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates the Partnership. Additionally, the noncontrolling interest holder has the right to require the Company to purchase its interest in the Partnership if the Venture has not been sold or refinanced (with distributions made to the local developer and Company sufficient to repay all capital contributions) at the later of (1) the third anniversary of the issuance of the certificate of occupancy for the project or (2) the fifth anniversary of the effective date of the Partnership's LLC agreement. Therefore, the local developer’s redeemable noncontrolling interest in the Partnership is presented as temporary equity on the Condensed Consolidated Balance Sheets. As of June 30, 2021, the time restriction has not been met, and the Company believes it is not probable that the put will be redeemed. As such, the redeemable noncontrolling interest is measured at the initial carrying value plus net income (loss) attributable to the noncontrolling interest and is not adjusted to fair value. The following table presents changes in Redeemable noncontrolling interest:

thousands	Redeemable Noncontrolling Interest
Balance as of December 31, 2020	$29,114
Net income (loss) attributable to noncontrolling interest	(2,701)
Share of investee’s other comprehensive income	368
Balance as of June 30, 2021	$26,781

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

The Company concluded that the Venture was within the scope of the VIE model, and that it was the primary beneficiary of the Venture during the development phase of the project because it had the power to direct activities that most significantly impact the Venture’s economic performance; however, upon the building’s completion, the Company expected to recognize the investment under the equity method. As the primary beneficiary of the VIE during the development phase, the Company had consolidated 110 North Wacker and its underlying entities since the second quarter of 2018. During the third quarter of 2020, 110 North Wacker was completed and placed in service, triggering a reconsideration event. Upon development completion, the Company concluded it is no longer the primary beneficiary and as such, should no longer consolidate the Venture. As there have been no changes to the structure and control of the Partnership with the local developer, the Company will continue to consolidate the Partnership.

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
HHC 2021 FORM 10-Q | 13

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

As of June 30, 2021, and December 31, 2020, Ssäm Bar is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The carrying value of Ssäm Bar as of June 30, 2021, is $7.2 million and is classified as Investments in real estate and other affiliates in the Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of this investment is limited to the aggregate carrying value of the investment as the Company has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of this VIE.

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

The Summit During the first quarter of 2015, the Company formed DLV/HHPI Summerlin, LLC (The Summit) with Discovery Land Company (Discovery). The Company contributed land with a carrying value of $13.4 million and transferred SID bonds related to such land with a carrying value of $1.3 million to The Summit at the agreed upon capital contribution value of $125.4 million, or $226,000 per acre and has no further capital obligations. Discovery is required to fund up to a maximum of $30.0 million of cash as their capital contribution, of which $3.75 million has been contributed. The gains on the contributed land are recognized in Equity in earnings from real estate and other affiliates as The Summit sells lots.

As of June 30, 2021, the Company has received cash distributions equal to its capital contribution of $125.4 million and a 5.0% preferred return on such capital contribution, and Discovery has received cash distributions equal to two times its equity contribution. Any further cash distributions and income-producing activities will be recognized according to equity ownership, with HHC receiving 50% and Discovery receiving 50%.

HHC 2021 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Summarized Financial Information Relevant financial statement information for significant equity method investments is summarized as follows:

thousands	The Summit (a)(b)	110 North Wacker (c)
Balance Sheet
June 30, 2021
Total assets	$234,684	$677,078
Total liabilities	180,597	470,950
Total equity	54,087	206,128

December 31, 2020
Total assets	$310,855	$634,274
Total liabilities	209,968	415,452
Total equity	100,887	218,822

Income Statement
Six Months Ended June 30, 2021
Revenues	$199,505	$18,042
Gross margin	69,695	—
Operating income (loss)	—	12,390
Net income (loss)	69,372	(16,777)

Six Months Ended June 30, 2020
Revenues	$58,672	$—
Gross margin	10,256	—
Operating income	—	—
Net income (loss)	7,591	—
(a)The decrease in Total Equity for The Summit is primarily the result of distributions made in the second quarter of 2021.
(b)The increase in Revenues for The Summit is due to an increase in units closed, with 35 units closing during the six months ended June 30, 2021 compared to 7 units closing during the six months ended June 30, 2020.
(c)The income statement amounts for 110 North Wacker do not include activity for the six months ended June 30, 2020, as it was not accounted for under the equity method during this period.

HHC 2021 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

3. Dispositions

On May 7, 2021, the Company completed the sale of Monarch City, a property comprised of approximately 229 acres of undeveloped land in Collin County, Texas, for $51.4 million. The carrying value of the property was approximately $28.7 million at the time of sale. Gain on sale of $21.3 million is calculated as the difference between the sale price and the asset’s carrying value, less related transaction costs of approximately $1.5 million. The gain on sale is included in Gain (loss) on sale or disposal of real estate and other assets, net in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021.

On July 16, 2020, the Company completed the sale of its 35% equity investment in Mr. C Seaport, a 66-room boutique hotel located at 33 Peck Slip, New York, in close proximity to the Seaport District, for $0.8 million. Refer to Note 2 - Real Estate and Other Affiliates and Note 4 - Impairment for additional information.

On June 29, 2020, the Company entered into an agreement terminating a participation right contained in the contract for the sale of West Windsor in October 2019. As consideration, the Company received an $8.0 million termination payment in July 2020, which was included in Gain (loss) on sale or disposal of real estate and other assets, net on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.

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

The sale of 100 Fellowship Drive resulted in an additional gain of $38.3 million in the first quarter of 2020, which was included in Gain (loss) on sale or disposal of real estate and other assets, net on the Condensed Consolidated Statements of Operations. The carrying value of the net investment in lease receivable was approximately $76.1 million at the time of sale. Gain on sale is calculated as the difference between the sale price of $115.0 million, and the asset’s carrying value, less related transaction costs of approximately $0.2 million. Contemporaneous with the sale, the Company credited to the buyer approximately $0.6 million for operating account funds and the buyer’s assumption of the related liabilities. After the sale, the Company had no continuing involvement in this lease. After repayment of debt associated with the property, the sale generated approximately $64.2 million in net proceeds, which are presented as cash inflows from operating activities in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020.

HHC 2021 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

4. Impairment

The Company reviews its long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

During the second quarter of 2021, the Company recorded a $13.1 million impairment charge for Century Park, which is included in Provision for impairment on the Condensed Consolidated Statements of Operations. The Century Park asset includes both building and land components. The impairment relates to the building component, while the land component was not impaired. Century Park is a 63-acre, 1.3 million square foot campus with 17 office buildings in the West Houston Energy Corridor, a non-core asset acquired as part of the acquisition of The Woodlands Towers at The Waterway. The Company recognized an impairment due to decreases in estimated future cash flows as a result of the impact of a shorter than anticipated holding term. The Company used weighted market and income valuation techniques to estimate the fair value of Century Park. Market valuation was based on recent sales of similar commercial properties in and around Houston, Texas. For the income approach, the Company utilized a capitalization rate of 8.75%, and probability weighted scenarios assuming lease-up periods ranging from 24 months to 48 months, and management’s estimate of future lease income and carry costs.

During the first quarter of 2020, the Company recorded a $48.7 million impairment charge for Outlet Collection at Riverwalk, which is included in Provision for impairment on the Condensed Consolidated Statements of Operations. The Outlet Collection at Riverwalk is a 273,270-square-foot urban upscale outlet center located along the Mississippi River in downtown New Orleans, Louisiana. The Company recognized the impairment due to decreases in estimated future cash flows as a result of the impact of a shorter than anticipated holding term due to management’s plans to divest the non-core operating asset, decreased demand and reduced interest in brick and mortar retail due to the impact of COVID-19, as well as an increase in the capitalization rate used to evaluate future cash flows due to the impact of COVID-19. The $46.8 million net carrying value of Outlet Collection at Riverwalk, after the impairment, represents the estimated fair market value at March 31, 2020, at the time of the impairment assessment. The Company used a discounted cash flow analysis using a capitalization rate of 10% to determine fair value.

There can be no assurance that the Company will ultimately recover the fair value amounts of Century Park or Outlet Collection at Riverwalk through sales of these assets. Refer to Note 7 - Fair Value for additional information.

Each investment in real estate and other affiliates discussed in Note 2 - Real Estate and Other Affiliates is evaluated periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment in a real estate and other affiliate is deemed to be other-than-temporary, the investment in such real estate and other affiliates is reduced to its estimated fair value. No impairment charges were recorded for Investment in real estate and other affiliates during the three and six months ended June 30, 2021. During the three months ended June 30, 2020, the Company recorded a $6.0 million impairment of its equity investment in Mr. C Seaport, a 66-room boutique hotel located at 33 Peck Slip in close proximity to the Seaport District. The Company recognized the impairment due to a change in the anticipated holding period as the Company entered into a plan to sell its 35% equity investment in Mr. C Seaport to its venture partners for $0.8 million. In July 2020, the Company completed the sale of its interest in Mr. C Seaport. The impairment loss is presented in Equity in (losses) earnings from real estate and other affiliates. Refer to Note 2 - Real Estate and Other Affiliates for additional information.

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

In addition to the impairments discussed above, during the three months ended June 30, 2020, the Company reduced the estimated net sales price of certain condominium units, including the remaining penthouse inventory, to better align the expected price with recent final sales prices, resulting in a loss of $5.1 million included in Condominium rights and unit cost of sales.

HHC 2021 FORM 10-Q | 17

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

5. Other Assets and Liabilities

Prepaid Expenses and Other Assets The following table summarizes the significant components of Prepaid expenses and other assets:

thousands	June 30, 2021	December 31, 2020	$ Change
Special Improvement District receivable	$49,864	$54,770	$(4,906)
In-place leases	46,611	49,161	(2,550)
Intangibles	31,390	32,595	(1,205)
Prepaid expenses	20,909	17,455	3,454
Security, escrow and other deposits (a)	19,266	48,576	(29,310)
Other	19,086	12,096	6,990
Condominium inventory (b)	11,123	55,883	(44,760)
Tenant incentives and other receivables	7,420	9,612	(2,192)
Food and beverage and lifestyle inventory	1,457	1,060	397
TIF receivable	937	893	44
Prepaid expenses and other assets, net	$208,063	$282,101	$(74,038)
(a)The decrease in Security, escrow, and other deposits is primarily attributable to the settlement of the rate-lock agreement associated with the loans for 1201 Lake Robbins and The Woodlands Warehouse upon repayment in February 2021.
(b)The decrease in Condominium inventory is attributable to closing on inventory units at Waiea and Anaha.

Accounts Payable and Accrued Expenses The following table summarizes the significant components of Accounts payable and accrued expenses:

thousands	June 30, 2021	December 31, 2020	$ Change
Condominium deposit liabilities (a)	$343,517	$309,884	$33,633
Construction payables (b)	295,997	253,626	42,371
Deferred income	68,548	66,656	1,892
Accrued interest (c)	45,561	37,007	8,554
Interest rate swap liabilities (d)	39,827	51,920	(12,093)
Tenant and other deposits (e)	38,197	25,801	12,396
Accounts payable and accrued expenses	31,786	28,589	3,197
Accrued real estate taxes (f)	27,878	38,863	(10,985)
Accrued payroll and other employee liabilities	22,674	27,419	(4,745)
Other	11,860	12,493	(633)
Accounts payable and accrued expenses	$925,845	$852,258	$73,587
(a)The increase in Condominium deposit liabilities is attributable to contracted sales at Victoria Place, Kō'ula, and ‘A‘ali‘i.
(b)The increase in Construction payables is attributable to an increase of $78.2 million primarily related to increased construction spend at Ward Village, the Tin Building, and the Summerlin and Bridgeland MPC developments, and a $21.0 million charge for additional remediation costs at Waiea. These increases are partially offset by decreases of $35.8 million related to a reduction of construction spend for projects placed in service in 2020 or approaching completion, as well as costs incurred and paid for Waiea remediation activities during the first half of 2021.
(c)The increase in Accrued interest is primarily due to the accrual of interest due August 2021 on the Company’s $1.3 billion Senior Notes issued in February 2021, as compared to accrued interest on the Company’s $1.0 billion Senior Notes repurchased in the first quarter of 2021. See Note 6 - Mortgages, Notes and Loans Payable, Net for additional information.
(d)The decrease in Interest rate swap liabilities is due to an increase of the one-month LIBOR forward curve for the periods presented.
(e)The increase in Tenant and other deposits is primarily due to a $13.5 million deposit received in the second quarter of 2021 related to a 216-acre superpad sale in Summerlin. The sale is expected to close in the fourth quarter of 2021.
(f)The decrease in Accrued real estate taxes is primarily due to the payment of 2020 real estate taxes in the first quarter of 2021.

HHC 2021 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

6. Mortgages, Notes and Loans Payable, Net

Mortgages, notes and loans payable, net are summarized as follows:

thousands	June 30, 2021	December 31, 2020
Fixed-rate debt:
Unsecured 5.375% Senior Notes due 2025	$—	$1,000,000
Unsecured 5.375% Senior Notes due 2028	750,000	750,000
Unsecured 4.125% Senior Notes due 2029	650,000	—
Unsecured 4.375% Senior Notes due 2031	650,000	—
Secured mortgages, notes and loans payable	643,315	590,517
Special Improvement District bonds	32,807	34,305
Variable-rate debt:
Mortgages, notes and loans payable (a)	1,768,062	1,945,344
Unamortized bond discounts	—	(4,355)
Unamortized deferred financing costs (b)	(44,850)	(28,442)
Total mortgages, notes and loans payable, net	$4,449,333	$4,287,369
(a)As of June 30, 2021, $650.5 million of variable‑rate debt has been swapped to a fixed rate for the term of the related debt. As of December 31, 2020, $649.9 million of variable‑rate debt had been swapped to a fixed rate for the term of the related debt. As of June 30, 2021, $124.2 million of variable-rate debt was capped at a maximum interest rate. As of December 31, 2020, $75.0 million of variable-rate debt was capped at a maximum interest rate. See Note 8 - Derivative Instruments and Hedging Activities for additional information.
(b)Deferred financing costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

Debt Collateral Certain of the Company’s loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance or percentage of the loan balance. As of June 30, 2021, land, buildings and equipment and developments with a net book value of $4.4 billion have been pledged as collateral for HHC’s mortgages, notes and loans payable.

Credit Facilities In 2018, the Company entered into a $700.0 million loan agreement, which provides for a $615.0 million term loan (the Term Loan) and an $85.0 million revolver loan (the Revolver Loan and together with the Term Loan, the Senior Secured Credit Facility). The Company has a one-time right to request an increase of $50.0 million in the aggregate amount of the Revolver Loan commitment. As of June 30, 2021, the Company had no outstanding borrowings under the Revolver Loan.

In 2019, the Company closed on a $250.0 million credit facility secured by land and certain other collateral in The Woodlands and Bridgeland MPCs. The loan provides for a $100.0 million term loan and a $150.0 million revolver loan. As of June 30, 2021, the Company had $50.0 million of outstanding borrowings under the revolver portion of the loan.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. In the six months ended June 30, 2021, no new SID bond was issued and obligations of $1.0 million were assumed by buyers.

HHC 2021 FORM 10-Q | 19

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Debt Compliance Due to the COVID-19 pandemic, the Company experienced a decline in operating results for certain retail and hospitality properties. As a result, as of December 31, 2020, and June 30, 2021, the Company did not meet the debt service coverage ratio for the $615.0 million Term Loan portion of the Senior Secured Credit Facility and as a result, $33.6 million of excess net cash flow after debt service from the underlying properties became restricted as of June 30, 2021. While the restricted cash cannot be used for general corporate purposes, it can continue to be used to fund operations of the underlying assets and does not have a material impact on the Company’s liquidity.
As of June 30, 2021, apart from the Term Loan portion of the Senior Secured Credit Facility described above, the Company was in compliance with all remaining financial covenants included in the agreements governing its indebtedness.

Financing Activity During the Six Months Ended June 30, 2021

The Company’s borrowing activity is summarized as follows:

thousands	Initial / Extended Maturity (a)	Interest Rate		Carrying Value
Balance at December 31, 2020				$4,287,369
Issuances:
Senior Notes due 2029	February 2029	4.13%	(c)	650,000
Senior Notes due 2031	February 2031	4.38%	(c)	650,000
Borrowings:
Victoria Place	September 2024/September 2026	5.25%	(b),(d)	42,718
Tanager Apartments	May 2031	3.13%	(e)	58,500
Draws on existing mortgages, notes and loans payable				101,864
Repayments:
1201 Lake Robbins	June 2021	2.49%	(b),(f)	(273,070)
The Woodlands Warehouse	June 2021	2.49%	(b),(f)	(7,230)
Tanager Apartments	October 2021 / October 2024	2.50%	(b),(e)	(39,992)
Repayments on existing mortgages, notes and loans payable				(7,762)
Redemptions
Senior Notes due 2025	March 2025	5.38%	(f)	(1,000,000)
Other:
Special Improvement District bond assumptions	April 2049	4.00%		(1,010)
Deferred financing costs, net				(12,054)
Balance at June 30, 2021				$4,449,333
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
(b)The interest rate presented is based on the one-month LIBOR, three-month LIBOR or Prime rate, as applicable, which was 0.10%, 0.15% and 3.25%, respectively, at June 30, 2021. Interest rates associated with loans that have been paid off reflect the interest rate at December 31, 2020.
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
(e)In April 2021, the Company closed on a $58.5 million loan to replace the existing construction loan for Tanager Apartments in Downtown Summerlin. The loan bears interest at 3.13% fixed with a maturity of May 2031.
HHC 2021 FORM 10-Q | 20

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
(f)The Company used the net proceeds from the February 2021 issuance of Senior Notes due 2029 and 2031, as well as available cash on hand, as follows: (1) repurchased its $1.0 billion 5.375% Senior Notes due 2025; resulting in a $35.1 million loss on extinguishment of debt and (2) repaid $280.3 million outstanding under its loans for 1201 Lake Robbins and The Woodlands Warehouse maturing June 2021, resulting in a $10.0 million loss on the settlement of the rate-lock agreement associated with these loans.

Additional Financing Activity In April 2021, the Company closed on an $82.6 million construction loan for the development of Marlow, a multi-family development in Columbia. The loan bears interest at LIBOR plus 2.95% with an initial maturity of April 2025 and a one-year extension option, with no amounts drawn as of June 30, 2021.

In April 2021, the Company closed on a $42.7 million construction loan for the development of Starling at Bridgeland. The loan bears interest at LIBOR plus 2.75%, subject to an overall interest rate floor of 3.75%, and an initial maturity date of May 2026, and a one-year extension option, with no amounts drawn as of June 30, 2021.

In June 2021, the Company closed on an extension of the $35.5 million loan for 8770 New Trails, extending the final maturity date to January 2032.

In July 2021, the Company closed on a $35.5 million loan to replace the existing construction loan for Lakeside Row in Bridgeland. The loan bears interest at 3.15% fixed with a maturity date of September 2031.

7. Fair Value

ASC 820, Fair Value Measurement, emphasizes that fair value is a market-based measurement that should be determined using assumptions market participants would use in pricing an asset or liability. The standard establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets or liabilities at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the asset or liability. Assets or liabilities with readily available active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s liabilities that are measured at fair value on a recurring basis:

	June 30, 2021				December 31, 2020
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate derivative assets	$164	$—	$164	$—	$—	$—	$—	$—

Liabilities:
Interest rate derivative liabilities	$39,827	$—	$39,827	$—	$51,920	$—	$51,920	$—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

HHC 2021 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		June 30, 2021		December 31, 2020
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$1,282,744	$1,282,744	$1,242,997	$1,242,997
Accounts receivable, net (a)	Level 3	81,503	81,503	66,726	66,726
Notes receivable, net (b)	Level 3	3,235	3,235	622	622

Liabilities:
Fixed-rate debt (c)	Level 2	2,726,121	2,766,762	2,374,822	2,461,155
Variable-rate debt (c)	Level 2	1,768,062	1,768,062	1,945,344	1,945,344
(a)Accounts receivable, net is shown net of an allowance of $30.6 million at June 30, 2021, and $33.0 million at December 31, 2020. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
(b)Notes receivable, net is shown net of an allowance of $0.2 million at June 30, 2021, and $0.2 million at December 31, 2020. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
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

The below table includes non-financial assets that were measured at fair value on a non-recurring basis resulting in the properties being impaired:

			Fair Value Measurements Using
thousands	Segment	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2021
Century Park (a)	Strategic Developments	$32,000	$—	$—	$32,000
2020
Outlet Collection at Riverwalk (b)	Operating Assets	46,794	—	—	46,794
(a)The fair value was measured using weighted income and market valuation techniques as of the impairment date in the second quarter of 2021. Refer to Note 4 -Impairment for additional information.
(b)The fair value was measured as of the impairment date in 2020 based on a discounted cash flow analysis using a capitalization rate of 10.0% and is shown net of transaction costs. Refer to Note 4 -Impairment for additional information.

HHC 2021 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties that are considered creditworthy, such as large financial institutions with favorable credit ratings. There were no events of default as of June 30, 2021, or as of December 31, 2020.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur in accordance with the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. During the six months ended June 30, 2021, and the year ended December 31, 2020, there were no termination events. The Company recorded a $0.8 million reduction in Interest expense during the three months ended June 30, 2021 and a $1.5 million reduction in Interest expense during the six months ended June 30, 2021, related to the amortization of terminated swaps.

The Company did not settle any derivatives during the six months ended June 30, 2021 or the year ended December 31, 2020.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that an additional $16.9 million of net loss will be reclassified to Interest expense.

The following table summarizes certain terms of the Company’s derivative contracts:

							Fair Value Asset (Liability)
thousands		Balance Sheet Location	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	June 30, 2021	December 31, 2020
Derivative instruments not designated as hedging instruments:
Interest rate cap	(b)	Prepaid expenses and other assets, net	285,000	2.00%	3/12/2021	9/15/2023	$126	$—
Interest rate cap	(b)	Prepaid expenses and other assets, net	83,200	2.00%	3/12/2021	9/15/2023	38	—
Interest rate cap	(c)	Prepaid expenses and other assets, net	75,000	5.00%	8/31/2020	10/17/2022	—	—
Total fair value derivative assets							164	—

Derivative instruments designated as hedging instruments:
Interest rate swap	(d)	Accounts payable and accrued expenses	615,000	2.96%	9/21/2018	9/18/2023	(36,219)	(46,613)
Interest rate swap	(e)	Accounts payable and accrued expenses	35,487	4.89%	11/1/2019	1/1/2032	(3,608)	(5,307)
Total fair value derivative liabilities							(39,827)	(51,920)
Total fair value derivatives, net							$(39,663)	$(51,920)
(a)These rates represent the strike rate on HHC’s interest swaps and caps.
HHC 2021 FORM 10-Q | 23

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
(b)In March 2021, the Company entered into two new interest rate caps, which are not designated as hedging instruments. Interest expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021, related to these contracts was not material.
(c)In the third quarter of 2020, the Company executed an agreement to extend the maturing position of this cap. Interest expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021, and the year ended December 31, 2020, related to this contract was not material.
(d)Concurrent with the funding of the $615.0 million term loan in September 2018, the Company entered into this interest rate swap which is designated as a cash flow hedge.
(e)Concurrent with the closing of the $35.5 million construction loan for 8770 New Trails in June 2019, the Company entered into this interest rate swap, which is designated as a cash flow hedge.

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021, and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2021	2020	2021	2020
Interest rate derivatives	$(1,136)	$(4,197)	$2,247	$(36,248)

Location of Gain (Loss) Reclassified from AOCI into Operations	Amount of Gain (Loss) Reclassified from AOCI into Operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2021	2020	2021	2020
Interest expense	$(3,041)	$(3,359)	$(6,014)	$(4,509)

Interest Expense Presented in Results of Operations	Total Interest Expense Presented in the Results of Operations in which the Effects of Cash Flow Hedges are Recorded
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2021	2020	2021	2020
Interest expense	$31,439	$32,397	$65,649	$66,845

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

The fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $50.0 million as of June 30, 2021, and $54.6 million as of December 31, 2020. If the Company had breached any of these provisions at June 30, 2021, it could have been required to settle its obligations under the agreements at their termination value of $50.0 million.

HHC 2021 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the tower. Pursuant to the settlement agreement, the Company will pay for the repair of the defects. The Company believes that the general contractor is ultimately responsible for the defects and expects to recover all the repair costs from the general contractor, other responsible parties and insurance proceeds; however, the Company can provide no assurances that all or any portion of these costs will be recovered. The Company recorded total expenses of $99.2 million for the estimated repair costs related to this matter during 2020. An additional $21.0 million was charged during the six months ended June 30, 2021, related to additional anticipated costs. These amounts were included in Condominium rights and unit cost of sales in the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2021, a total of $112.0 million remains in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

Environmental Matters The Company purchased its 250 Water Street property in the Seaport in June 2018. The site is currently used as a parking lot while the Company continues to move forward with redevelopment planning. The Company engaged a third-party specialist to perform a Phase I Environmental Site Assessment (ESA), and the ESA identified, among other findings, the existence of mercury in the soil at levels above New York State regulatory criteria. The site is in the State Brownfield Cleanup Program and is proposed to be remediated under this program. The normal operations of the parking lot do not require the property to be remediated, and the Company has not started any redevelopment activities as of June 30, 2021. As a result, the potential remediation has no financial impact for the three and six months ended June 30, 2021.

Letters of Credit and Surety Bonds As of June 30, 2021, the Company had outstanding letters of credit totaling $5.1 million and surety bonds totaling $347.3 million. As of December 31, 2020, the Company had outstanding letters of credit totaling $5.2 million and surety bonds totaling $272.4 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 15 - Leases for further discussion. Contractual rental expense, including participation rent, was $1.9 million for the three months ended June 30, 2021 and $3.7 million for the six months ended June 30, 2021, compared to $1.5 million for the three months ended June 30, 2020 and $3.3 million for the six months ended June 30, 2020. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

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
HHC 2021 FORM 10-Q | 25

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
obligated to pay special taxes. Management has concluded that as of June 30, 2021, any obligations to pay special taxes are not probable.

As part of the Company’s development permits with the Hawai’i Community Development Authority for the condominium towers at Ward Village, the Company is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This requirement, which is triggered once the necessary permits are granted and construction commences, was satisfied for the Company’s three condominium towers, Waiea, Anaha and Ae‘o, with the opening of the Company’s fourth tower, Ke Kilohana, which is a workforce tower fully earmarked to fulfill this obligation. For the three towers under construction, the reserved units for the ‘A‘ali‘i tower are included in the tower, and the units for Kō'ula and Victoria Place will either be built off site or fulfilled by paying a cash-in-lieu fee. As a result of this guarantee, the Company expects that future reserved housing towers will be delivered on a break-even basis.

The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of June 30, 2021, and December 31, 2020.

10. Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
thousands except percentages	2021	2020	$ Change	2021	2020	$ Change
Income tax expense (benefit)	$(1,550)	$(6,844)	$5,294	$(22,755)	$(40,944)	$18,189
Income (loss) before income taxes	2,067	(40,947)	43,014	(87,297)	(200,129)	112,832
Effective tax rate	NM	16.7%	NM	26.1%	20.5%	5.6%
NM—Not Meaningful

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. The Company’s effective tax rate is typically impacted by non-deductible executive compensation and other permanent differences as well as state income taxes, which cause the Company’s effective tax rate to deviate from the federal statutory rate. For the three and six months ended June 30, 2020, the effective rate was also impacted by a valuation allowance on the Company’s charitable contribution carryover.

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

On June 16, 2017, and October 4, 2017, the Company entered into warrant agreements with its Chief Executive Officer, David R. Weinreb, (the Weinreb Warrant) and President, Grant Herlitz, (the Herlitz Warrant) to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. The Weinreb Warrant would have become exercisable on June 15, 2022, at an exercise price of $124.64 per share, and the Herlitz Warrant would have become exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject in each case to earlier exercise upon certain change in control, separation and termination provisions. The Weinreb Warrant expires June 15, 2023, and the Herlitz Warrant expires October 3, 2023. The purchase prices paid by the respective executives for the O’Reilly Warrant, the Weinreb Warrant and the Herlitz Warrant, which qualify as equity instruments, are included within Additional paid-in capital in the Condensed Consolidated Balance Sheets at June 30, 2021, and December 31, 2020.

On October 21, 2019, Mr. Weinreb and Mr. Herlitz stepped down from their roles as Chief Executive Officer and President of the Company, respectively. The Company and each of Mr. Weinreb and Mr. Herlitz have agreed to treat their terminations of employment as terminations without “cause” under their respective employment and warrant agreements with the Company. Thus, effective October 21, 2019, the Weinreb Warrant and Herlitz Warrant became exercisable by the terms of their respective warrant agreements in connection with their respective terminations of employment. The warrant expiration dates remain unchanged. Neither of these warrants have been exercised as of June 30, 2021.
HHC 2021 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

12. Accumulated Other Comprehensive Income

The following tables summarize changes in accumulated other comprehensive income (AOCI) by component, all of which are presented net of tax:

thousands
Balance as of March 31, 2021	$(31,017)
Other comprehensive income (loss) before reclassifications	(1,136)
(Gain) loss reclassified from accumulated other comprehensive loss to net income	3,041
Share of investee's other comprehensive income, net of tax expense (benefit) of $386	1,358
Net current-period other comprehensive income	3,263
Balance as of June 30, 2021	$(27,754)

Balance as of March 31, 2020	$(60,273)
Other comprehensive income (loss) before reclassifications	(4,197)
(Gain) loss reclassified from accumulated other comprehensive loss to net income	3,359
Net current-period other comprehensive loss	(838)
Balance as of June 30, 2020	$(61,111)

thousands
Balance as of December 31, 2020	$(38,590)
Other comprehensive income (loss) before reclassifications	2,247
(Gain) loss reclassified from accumulated other comprehensive loss to net income	6,014
Share of investee's other comprehensive income, net of tax expense (benefit) of $732	2,575
Net current-period other comprehensive loss	10,836
Balance as of June 30, 2021	$(27,754)

Balance as of December 31, 2019	$(29,372)
Other comprehensive income (loss) before reclassifications	(36,248)
(Gain) loss reclassified from accumulated other comprehensive loss to net income	4,509
Net current-period other comprehensive loss	(31,739)
Balance as of June 30, 2020	$(61,111)

The following table summarizes the amounts reclassified out of AOCI:

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statements of Operations
thousands	2021	2020	2021	2020
(Gains) losses on cash flow hedges	$3,888	$4,103	$7,689	$5,510	Interest expense
Income taxes on (gains) losses on cash flow hedges	(847)	(744)	(1,675)	(1,001)	Provision for income taxes
Total reclassifications of (income) loss, net of tax for the period	$3,041	$3,359	$6,014	$4,509

HHC 2021 FORM 10-Q | 27

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

Information related to the Company’s EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per share amounts	2021	2020	2021	2020
Net income (loss)
Net income (loss)	$3,617	$(34,103)	$(64,542)	$(159,185)
Net (income) loss attributable to noncontrolling interests	1,224	19	2,789	(33)
Net income (loss) attributable to common stockholders	$4,841	$(34,084)	$(61,753)	$(159,218)

Shares
Weighted-average common shares outstanding - basic	55,704	55,530	55,691	49,455
Restricted stock and stock options	53	—	—	—
Weighted-average common shares outstanding - diluted	55,757	55,530	55,691	49,455

Net income (loss) per common share
Basic income (loss) per share	$0.09	$(0.61)	$(1.11)	$(3.22)
Diluted income (loss) per share	$0.09	$(0.61)	$(1.11)	$(3.22)

For the three months ended June 30, 2021, the diluted EPS computation excludes 231,500 shares of stock options and 326,958 shares of restricted stock because their effect is anti-dilutive. For the six months ended June 30, 2021, the diluted EPS computation excludes 285,487 shares of stock options and 472,116 shares of restricted stock because their effect is anti-dilutive.

For the three and six months ended June 30, 2020, the diluted EPS computation excludes 518,750 shares of stock options and 440,283 shares of restricted stock because their effect is anti-dilutive.

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

HHC 2021 FORM 10-Q | 28

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2021	2020	2021	2020
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$12,861	$—	$50,028	$43
Master Planned Communities land sales	58,342	57,073	95,819	96,805
Builder price participation	11,389	8,947	18,183	16,706
Total	82,592	66,020	164,030	113,554

Recognized at a point in time or over time:
Other land, rental and property revenues	41,389	11,447	64,632	46,344

Rental and lease-related revenues
Rental revenue	88,476	78,706	174,375	171,450
Total revenues	$212,457	$156,173	$403,037	$331,348

Revenues by segment
Operating Assets revenues	$113,422	$84,277	$209,861	$198,534
Master Planned Communities revenues	74,578	68,913	122,865	119,359
Seaport revenues	10,898	2,272	18,351	11,966
Strategic Developments revenues	13,466	624	51,766	1,384
Corporate revenues	93	87	194	105
Total revenues	$212,457	$156,173	$403,037	$331,348

HHC 2021 FORM 10-Q | 29

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

There were no contract assets for the period. The contract liabilities primarily relate to escrowed condominium deposits, MPC land sales deposits and deferred MPC land sales related to unsatisfied land improvements. The beginning and ending balances of contract liabilities and significant activity during the period are as follows:

thousands	Contract Liabilities
Balance as of December 31, 2020	$360,416
Consideration earned during the period	(71,778)
Consideration received during the period	127,030
Balance as of June 30, 2021	$415,668

Balance as of December 31, 2019	$246,010
Consideration earned during the period	(30,200)
Consideration received during the period	122,526
Balance as of June 30, 2020	$338,336

Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations as of June 30, 2021, represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are noncancelable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of June 30, 2021, is $2.0 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$713,231	$544,582	$737,106

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration that are constrained, such as builder price participation.

15. Leases

Lessee Arrangements The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases as of June 30, 2021.

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
HHC 2021 FORM 10-Q | 30

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

The Company’s leased assets and liabilities are as follows:

thousands	June 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets, net	$54,566	$56,255
Liabilities
Operating lease obligations	68,102	68,929

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2021	2020	2021	2020
Operating lease cost	$2,180	$2,179	$4,363	$4,358
Variable lease costs	324	117	440	290
Net lease cost	$2,504	$2,296	$4,803	$4,648
Future minimum lease payments as of June 30, 2021, are as follows:

thousands	Operating Leases
Remainder of 2021	$3,349
2022	6,507
2023	6,464
2024	6,432
2025	5,047
Thereafter	261,806
Total lease payments	289,605
Less: imputed interest	(221,503)
Present value of lease liabilities	$68,102

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Six Months Ended June 30,
thousands	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$3,531	$3,849

Other Information	June 30, 2021	June 30, 2020
Weighted-average remaining lease term (years)
Operating leases	37.3	37.0
Weighted-average discount rate
Operating leases	7.8%	7.8%
HHC 2021 FORM 10-Q | 31

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Lessor Arrangements The Company receives rental income from the leasing of retail, office, multi-family and other space under operating leases, as well as certain variable tenant recoveries. Such operating leases are with a variety of tenants and have a remaining average term of approximately five years. Lease terms generally vary among tenants and may include early termination options, extension options and fixed rental rate increases or rental rate increases based on an index. The decrease in total minimum rent payments for the six months ended June 30, 2021, as compared to the same period in 2020, is due to slowing of new lease activity caused by the COVID-19 pandemic coupled with the natural attrition of lease payments as leases move toward expiration. The minimum rentals based on operating leases of the consolidated properties held as of June 30, 2021, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2021	2020	2021	2020
Total minimum rent payments	$54,658	$54,114	$108,000	$113,213

Total future minimum rents associated with operating leases are as follows as of June 30, 2021:

thousands	Total Minimum Rent
Remainder of 2021	$118,036
2022	246,736
2023	242,933
2024	238,289
2025	211,057
Thereafter	1,296,561
Total	$2,353,612
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

In response to the COVID-19 pandemic, the Company granted rent deferrals to certain tenants. Under the accounting elections provided by the Financial Accounting Standards Board (FASB) in response to the COVID-19 pandemic, the Company has elected to not assess whether COVID-19 related deferrals are lease modifications and will account for the deferrals as if contemplated in the original lease. Rent deferrals are treated as variable lease payments resulting in a decrease in straight-line rent revenue during the deferral period and additional revenue upon payment in subsequent periods. COVID-19 related rent deferrals were $3.8 million as of June 30, 2021, net of subsequent collections.

In 2020, the Company sold 100 Fellowship Drive, one of its sales-type leases. The Net investment in lease receivable, interest income and future minimum rents for the remaining sales-type lease are not significant.

HHC 2021 FORM 10-Q | 32

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

16. Segments

The Company has four business segments that offer different products and services. HHC’s four segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. As further discussed in Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations, one common operating measure used to assess operating results for the Company’s business segments is earnings before taxes (EBT). The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. All operations are within the United States. The Company’s reportable segments are as follows:
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

HHC 2021 FORM 10-Q | 33

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Segment operating results are as follows:

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended June 30, 2021
Total revenues	$113,422	$74,578	$10,898	$13,466	$212,364
Total operating expenses	(53,191)	(33,905)	(15,996)	(18,640)	(121,732)
Segment operating income (loss)	60,231	40,673	(5,098)	(5,174)	90,632
Depreciation and amortization	(39,975)	(98)	(7,004)	(1,597)	(48,674)
Interest income (expense), net	(18,152)	10,615	187	659	(6,691)
Other income (loss), net	(156)	—	(618)	14	(760)
Equity in earnings (losses) from real estate and other affiliates	(10,419)	18,641	(336)	(19)	7,867
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	21,333	21,333
Gain (loss) on extinguishment of debt	(46)	—	—	—	(46)
Provision for impairment	—	—	—	(13,068)	(13,068)
Segment EBT	$(8,517)	$69,831	$(12,869)	$2,148	$50,593
Corporate income, expenses and other items					(46,976)
Net income (loss)					3,617
Net (income) loss attributable to noncontrolling interests					1,224
Net income (loss) attributable to common stockholders					$4,841

Three Months Ended June 30, 2020
Total revenues	$84,277	$68,913	$2,272	$624	$156,086
Total operating expenses	(42,222)	(31,970)	(8,464)	(12,517)	(95,173)
Segment operating income (loss)	42,055	36,943	(6,192)	(11,893)	60,913
Depreciation and amortization	(36,995)	(91)	(6,776)	(1,650)	(45,512)
Interest income (expense), net	(23,103)	8,303	(4,626)	1,057	(18,369)
Other income (loss), net	226	—	(409)	1,668	1,485
Equity in earnings (losses) from real estate and other affiliates	475	(2,968)	(6,633)	574	(8,552)
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	8,000	8,000
Segment EBT	$(17,342)	$42,187	$(24,636)	$(2,244)	$(2,035)
Corporate income, expenses and other items					(32,068)
Net income (loss)					(34,103)
Net (income) loss attributable to noncontrolling interests					19
Net income (loss) attributable to common stockholders					$(34,084)
(a)Total revenues includes hospitality revenues of $13.9 million for the three months ended June 30, 2021, and $2.5 million for the three months ended June 30, 2020. Total operating expenses includes hospitality operating costs of $11.0 million for the three months ended June 30, 2021, and $4.4 million for the three months ended June 30, 2020.

HHC 2021 FORM 10-Q | 34

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Six Months Ended June 30, 2021
Total revenues	$209,861	$122,865	$18,351	$51,766	$402,843
Total operating expenses	(100,425)	(57,172)	(28,502)	(78,263)	(264,362)
Segment operating income (loss)	109,436	65,693	(10,151)	(26,497)	138,481
Depreciation and amortization	(79,626)	(170)	(13,839)	(3,195)	(96,830)
Interest income (expense), net	(37,152)	21,372	289	1,760	(13,731)
Other income (loss), net	(10,254)	—	(954)	14	(11,194)
Equity in earnings (losses) from real estate and other affiliates	(21,823)	46,291	(688)	(117)	23,663
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	21,333	21,333
Gain (loss) on extinguishment of debt	(882)	—	—	—	(882)
Provision for impairment	—	—	—	(13,068)	(13,068)
Segment EBT	$(40,301)	$133,186	$(25,343)	$(19,770)	$47,772
Corporate income, expenses and other items					(112,314)
Net income (loss)					(64,542)
Net (income) loss attributable to noncontrolling interests					2,789
Net income (loss) attributable to common stockholders					$(61,753)

Six Months Ended June 30, 2020
Total revenues	$198,534	$119,359	$11,966	$1,384	$331,243
Total operating expenses	(94,462)	(55,692)	(22,775)	(116,816)	(289,745)
Segment operating income (loss)	104,072	63,667	(10,809)	(115,432)	41,498
Depreciation and amortization	(74,084)	(182)	(27,651)	(3,411)	(105,328)
Interest income (expense), net	(49,296)	16,857	(9,679)	2,988	(39,130)
Other income (loss), net	167	—	(3,777)	1,293	(2,317)
Equity in earnings (losses) from real estate and other affiliates	4,869	5,966	(8,676)	638	2,797
Gain (loss) on sale or disposal of real estate and other assets, net	38,124	—	—	8,000	46,124
Provision for impairment	(48,738)	—	—	—	(48,738)
Segment EBT	$(24,886)	$86,308	$(60,592)	$(105,924)	$(105,094)
Corporate income, expenses and other items					(54,091)
Net income (loss)					(159,185)
Net (income) loss attributable to noncontrolling interests					(33)
Net income (loss) attributable to common stockholders					$(159,218)
(a)Total revenues includes hospitality revenues of $21.6 million for the six months ended June 30, 2021, and $19.8 million for the six months ended June 30, 2020. Total operating expenses includes hospitality operating costs of $18.9 million for the six months ended June 30, 2021, and $17.2 million for the six months ended June 30, 2020.

HHC 2021 FORM 10-Q | 35

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The assets by segment and the reconciliation of total segment assets to the Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	June 30, 2021	December 31, 2020
Operating Assets	$3,949,294	$3,936,119
Master Planned Communities	2,327,151	2,285,896
Seaport	972,512	924,245
Strategic Developments	1,212,919	1,132,231
Total segment assets	8,461,876	8,278,491
Corporate	847,193	861,841
Total assets	$9,309,069	$9,140,332
HHC 2021 FORM 10-Q | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
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

HHC 2021 FORM 10-Q | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents

FORWARD-LOOKING INFORMATION

Certain statements contained in or incorporated by reference into this Quarterly Report, including, without limitation, those related to our future operations and those related to our expectations concerning the impact of the ongoing coronavirus pandemic (COVID-19) on our future operations and balance sheet, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements and may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “transform,” “would,” and other statements of similar expression.

These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Quarterly Report or in the information incorporated herein by reference. Currently, one of the most significant factors is the unknown future adverse impact of COVID-19 on our financial condition, results of operations, cash flows and performance, on our industry, and on the global economy and financial markets. The extent to which COVID-19 will continue to impact us depends on future developments that remain uncertain and cannot be predicted with confidence, including the scope and duration of the pandemic, actions taken by governments and authorities to contain or mitigate the impact of the virus, the speed of distribution and effectiveness of vaccines, the impact of ongoing and future mutations of the virus, and the short and long-term economic and consumer behavior impact caused by the pandemic. In addition, you should interpret many of the risks identified below and set forth in our 2020 Annual Report on Form 10-K (2020 Annual Report), as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

Some of the risks, uncertainties and other important factors that may affect future results or cause actual results to differ materially from those expressed or implied by forward-looking statements include:
–the impact of COVID-19 on our business, our tenants and the economy in general, including as described above;
–a prolonged recession in the national economy, including any adverse business or economic conditions in the homebuilding, condominium development, retail, office and hospitality sectors;
–potential changes in the financial markets and interest rates;
–our continuing ability to obtain operating and development capital on favorable terms, or at all;
–our ability to compete effectively, including the potential impact of heightened competition for tenants and potential decreases in occupancy at our properties;
–our ability to successfully dispose of non-core assets on terms favorable to us;
–our ability to lease new or redeveloped space;
–our ability to successfully identify, acquire, develop and/or manage properties on terms that are favorable to us;
–our ability to obtain the necessary governmental permits for the development of our properties and necessary regulatory approvals pursuant to an extensive entitlement process involving multiple and overlapping regulatory jurisdictions, which often require discretionary action by local governments;
–potential increases in real estate construction costs, including construction cost increases as the result of trade disputes and tariffs on goods imported in the United States;
–impact of construction costs exceeding our original estimates, delays or overruns, claims for construction defects, or other factors affecting our ability to develop, redevelop or construct our properties;
–regulation of the portion of our business that is dedicated to the formation and sale of condominiums, including regulatory filings to state agencies, additional entitlement processes and requirements to transfer control to a condominium association’s board of directors in certain situations;
–potential defaults by purchasers on their obligations to purchase our condominiums;
–fluctuations in regional and local economies, the residential housing and condominium markets, local real estate conditions, and competition from competing retail properties and the internet;
–natural disasters, terrorist activity, acts of violence, contamination of our properties by hazardous or toxic substances, or other similar disruptions, as well as losses that are not insured or exceed the applicable insurance limits;
–our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners;
–catastrophic events or geo-political conditions, such as the COVID-19 pandemic, that may disrupt our business;
–inherent risks related to disruption of information technology networks and related systems, including cyber security attacks;
–our ability to attract and retain key personnel; and
–other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the SEC.

Although we presently believe that the plans, expectations and anticipated results expressed in or suggested by the forward-looking statements contained in or incorporated by reference into this Quarterly Report are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or
HHC 2021 FORM 10-Q | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our 2020 Annual Report. The risk factors contained in our 2020 Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings that we make with the SEC.
HHC 2021 FORM 10-Q | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents

EXECUTIVE OVERVIEW

Description of Business

We strive to create timeless places and extraordinary experiences that inspire people while driving sustainable, long-term growth and value for our stockholders. We operate in four business segments: Operating Assets, MPC, Seaport and Strategic Developments. The operational synergies of combining our three main business segments, Operating Assets, MPC and Strategic Developments, create a unique and continuous value-creation cycle. We sell land to residential homebuilders in our MPCs, and the new homes attract residents to our cities looking for places to live, work and shop. New homeowners create demand for commercial developments, such as retail, office, self-storage and hospitality offerings. We build these commercial properties through Strategic Developments when the timing is right using the cash flow harvested from our operating properties Net Operating Income (NOI) and from the sale of land to homebuilders. Once these strategic developments are completed and stabilized, they transition to Operating Assets, which are located across the United States and increase recurring NOI, further funding the equity requirements in Strategic Developments. New office, retail and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that exceed the broader market. Increased demand for residential land generates more cash flow from MPC, thus continuing the cycle. Our fourth business segment, the Seaport, is one of the only privately controlled districts in New York City and is being transformed into a culinary and entertainment destination. The Seaport spans across approximately 453,000 square feet and several city blocks, including Pier 17, the Tin Building, the Historic District as well as the 250 Water Street parking lot.

In addition to the required presentations using GAAP, we use certain non-GAAP performance measures, such as earnings before taxes (EBT) and NOI. See the Earnings Before Taxes, Operating Assets and Seaport sections below for the reconciliation of GAAP to non-GAAP financial measures and a statement indicating why management believes the non-GAAP financial measure provides useful information for investors.

Executive Transition In December 2020, the Company announced the appointment of David R. O’Reilly as the Company’s Chief Executive Officer and the appointment of L. Jay Cross as the Company’s President. On April 8, 2021, the Company announced that Correne Loeffler had been appointed to serve as the Company's Chief Financial Officer (CFO), effective April 19, 2021. Ms. Loeffler succeeded David O'Reilly as the Company's CFO, a position that he had held since joining HHC in 2016 and had continued to hold on an interim basis since being appointed Chief Executive Officer in December 2020. Ms. Loeffler joined HHC following her role as Chief Financial Officer of Whiting Petroleum, where she managed the company’s Finance, Accounting, and Corporate Planning organizations. She also previously served as Vice President of Finance and Treasurer for the Callon Petroleum Company. In addition, she served as Callon's Interim Chief Financial Officer. Prior to that she spent over a decade at JPMorgan Securities before leaving as an Executive Director in the Corporate Client Banking group.

COVID-19 Pandemic The outbreak of COVID-19 impacted global economic activity in early 2020 and caused significant volatility and negative pressure in financial markets. The impact of COVID-19 and the wide variety of government-issued control measures, including states of emergency, required business and school closures, shelter-in-place orders and travel restrictions, resulted in a negative impact on our financial performance in 2020, particularly in our Operating Asset and Seaport segments. Many states began easing quarantine protocols near the end of the second quarter of 2020, which allowed most of our retail and hospitality properties to resume operations on a limited basis. The extent to which COVID-19 continues to impact us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the actions taken to contain the pandemic or mitigate its impact, such as the speed and effectiveness of vaccine and treatment developments and their deployment, potential mutations of COVID-19, and the direct and indirect economic effects of the pandemic and containment measures.

While the impact of COVID-19 affected all of our business segments throughout 2020 and continues to impact the Company in 2021, we saw significant performance improvement during the second half of the 2020 that has continued throughout the first half of 2021. Notably, during the second quarter of 2021, we achieved Operating Asset NOI of $56.2 million, MPC EBT of $69.8 million and contracted to sell 45 condominium units at Ward Village. This represents a $17.3 million increase in Operating Asset NOI, a $27.6 million increase in MPC EBT and a 246% increase in condominium units sold at Ward Village, as compared to the second quarter of 2020.

HHC 2021 FORM 10-Q | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents

Second Quarter 2021 Highlights

Comparison of the three months ended June 30, 2021, to the three months ended June 30, 2020

Total Company
–Net income attributable to common stockholders increased to $4.8 million, or $0.09 per diluted share, for the three months ended June 30, 2021, compared to a loss of $34.1 million, or $(0.61) per diluted share, for the three months ended June 30, 2020.
–We continue to maintain a strong liquidity position with $1.1 billion of cash and cash equivalents and available capacity of $185 million on the revolver portion of our credit facilities as of June 30, 2021, with limited near-term debt maturities.

Capital and Financing Activities
–In April 2021, the Company closed on an $82.6 million construction loan for the development of Marlow in Columbia. The loan bears interest at LIBOR plus 2.95% with an initial maturity of April 2025 and a one-year extension option.
–In April 2021, the Company closed on a $42.7 million construction loan for the development of Starling at Bridgeland. The loan bears interest at LIBOR plus 2.75%, subject to an overall interest rate floor of 3.75%, and an initial maturity date of May 2026, and a one-year extension option.

Operating Assets
–Operating Assets NOI totaled $56.2 million in the current quarter, a $17.3 million or 44% increase compared to $38.9 million in the prior-year period.
–Retail NOI increased $6.2 million, primarily due to improving rent collections of 79.7% and strong leasing activity primarily in Downtown Summerlin and Ward Village.
–Hospitality NOI increased $4.6 million, primarily due to an increase in the volume of leisure travelers during the early summer months, resulting in an overall occupancy of 45% in the current quarter.
–Other property NOI increased $4.4 million, primarily due to the return of the Las Vegas Aviators 2021 baseball season. The Las Vegas Ballpark generated $3.1 million of NOI during the quarter as the Las Vegas Aviators began the 2021 minor league baseball season. This compares to a $1.1 million loss in the prior-year period when the impacts of COVID-19 resulted in the cancellation of the entire 2020 minor league baseball season.
–Multi-family NOI increased $3.6 million, primarily due to faster than expected lease-up at Juniper Apartments, Two Lakes Edge and The Lane at Waterway.
–Office NOI decreased $1.4 million, primarily due to the expiration of a short-term lease at The Woodlands Towers at the Waterway in June 2020.

MPC
–MPC EBT totaled $69.8 million in the current quarter, a $27.6 million or 66% increase compared to $42.2 million in the prior-year period.
–The increase in EBT was primarily due to higher Equity in earnings (losses) from real estate and other affiliates at The Summit due to an increased number of unit closings during the second quarter of 2021 and higher land sales revenues at Summerlin due to an increase in superpad, custom lot and commercial land sales. These increases were partially offset by lower land sales revenues at Bridgeland due to a reduction in acres sold as greater than expected demand accelerated lot sales into the third and fourth quarter of 2020 that were originally expected to occur in the second quarter of 2021. In addition, The Woodlands experienced a decrease in residential acres sold, with only 26 acres remaining to be sold as the development of residential land nears completion.
–New home sales, a leading indicator of future land sales, continued to increase, with 687 homes sold in our MPCs during the quarter, a 23% increase compared to the prior-year period.

Seaport
–Seaport EBT increased $11.8 million to a loss of $12.9 million, primarily due to an impairment charge of $6.0 million for the Company’s equity investment in Mr. C Seaport in the second quarter of 2020, that did not reoccur in 2021 and a decrease in interest expense due to the retirement of a $250 million Seaport loan in August 2020.
–Seaport NOI decreased $0.8 million to a loss of $4.3 million, primarily due to a $2.2 million decrease in our landlord entities, partially offset by a $1.0 million increase in our managed business entities and $0.4 million increase in our events, sponsorships and catering business. The decreases in NOI were primarily due to increased operating expenses in our landlord operations, partially offset by increased revenue in our managed business entities, as business resumes after the onset of the COVID-19 pandemic in 2020.

HHC 2021 FORM 10-Q | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents

Strategic Developments
–Strategic Developments EBT totaled income of $2.1 million in the current quarter, a $4.4 million increase compared to a loss of $2.2 million in the prior-year period.
–The increase in EBT was primarily due to a $13.3 million increase in Gain (loss) on sale or disposal of real estate and other assets, net and a $5.1 million write down of condominium inventory during the second quarter of 2020 that did not reoccur in the current period, partially offset by a $13.1 million impairment of Century Park in the second quarter of 2021. The increase in Gain (loss) on sale or disposal of real estate and other assets, net was driven by a gain of $21.3 million recognized in the second quarter of 2021 related to the sale of Monarch City, compared to the receipt of an $8.0 million termination payment in the second quarter of 2020, related to the October 2019 sale of West Windsor.
–We continued to experience strong condominium unit sales in Ward Village, evidenced by the 45 condominium units we contracted to sell during the second quarter of 2021. Victoria Place, which began construction in February 2021, accounted for 28 of the units contracted during the quarter and was 93.4% presold as of June 30, 2021.
–We closed on the final unit at Anaha, totaling $12.9 million in net revenue. As a result, Anaha is completely sold.

HHC 2021 FORM 10-Q | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents

Overview of Business Segments
Operating Assets
Office and Multi-family Throughout the pandemic, we have seen continued strength in our office and multi-family assets. We continue to closely monitor our rental revenue, and for the three months ended June 30, 2021, we collected 98.6% of our office portfolio billings, 98.6% of our multi-family portfolio billings, and 92.5% of our other portfolio billings. Multi-family net operating income (NOI) increased 94% or $3.6 million, from $3.8 million for the three months ended June 30, 2020, to $7.4 million for the three months ended June 30, 2021, due to our newly completed multi-family assets continuing to lease at or above our expectations. Office NOI decreased 5% or $1.4 million, from $27.7 million for the three months ended June 30, 2020 to $26.3 million for the three months ended June 30, 2021, primarily due to the expiration of a short-term lease at The Woodlands Towers at the Waterway in June 2020; however, leasing velocity in The Woodlands and Summerlin continues to increase throughout 2021.

Retail Retail locations at our properties were significantly negatively impacted by the pandemic in 2020. Beginning in April 2020, we experienced the temporary closure of all non-essential retail in Summerlin, Houston and Ward Village, and the complete closure of the Outlet Collection at Riverwalk. Several of our tenants were able to resume limited operations in May and June 2020, and the majority of our tenants had reopened by the end of the third quarter of 2020. As a result of these closures, collections of our retail portfolio billings reached a low of 49.7% during the three months ended June 2020. Despite these negative impacts, we began to see notable improvements in the performance of our retail assets during the fourth quarter of 2020 and collections of our retail billings increased to 77.5% for the three months ended March 31, 2021, and continued to increase to 79.7% for the three months ended June 30, 2021. Additionally, NOI increased 72% or $6.2 million, from $8.6 million for the three months ended June 30, 2020, to $14.8 million for the three months ended June 30, 2021.

Hospitality At the onset of the pandemic in March 2020, we temporarily closed all three of our hotel properties. The Woodlands Resort reopened in May 2020, the Embassy Suites reopened in June 2020 and The Westin at The Woodlands reopened in July 2020. As a result of these re-openings, occupancy levels rose throughout 2020 but remained lower than levels achieved prior to the pandemic. However, with the gradual return of leisure travel in the first half of 2021, we have continued to see occupancy levels rise at all of our properties. From the fourth quarter of 2020 to the second quarter of 2021, occupancy levels increased from 55% to 68% at the Embassy Suites, 28% to 49% at The Westin at The Woodlands and 27% to 31% at The Woodlands Resort. As a result of this increased occupancy, NOI increased $4.6 million, from a loss of $1.8 million for the three months ended June 30, 2020, to income of $2.7 million for the three months ended June 30, 2021.

Las Vegas Aviators The Minor League Baseball season was canceled for 2020, which impacted the Las Vegas Aviators, our Triple-A professional baseball team. Following the 2021 restructuring of Minor League Baseball, the Las Vegas Aviators are participating in the Triple-A West Professional Development League and began the 2021 season on May 6, 2021. As a result, NOI has increased substantially from a loss of $1.1 million for the three months ended June 30, 2020, to income of $3.1 million for the three months ended June 30, 2021.

MPC At the onset of the pandemic, we took steps to reduce expenses and preserve cash, including ceasing development of MPC land that was not under contract for sale or where we did not have a post-closing requirement, and reducing or postponing voluntary capital expenditures.

New home sales in our MPC locations, a leading indicator of land sales, dropped considerably in April of 2020 as a result of stay-at-home orders, but experienced large upticks in May through December of 2020. In response, we restarted horizontal development to maintain a sufficient supply of lots and superpads to keep up with the strong home sales. This trend has continued through the first half of 2021, with 1,616 new homes sold in our MPCs year to date, representing a 29.5% increase compared to the first half of 2020. In addition, the price per acre of residential land across all our MPCs increased 5% year to date to $618 thousand per acre compared to $589 thousand per acre in the prior-year period.

Seaport In response to the pandemic, we completely closed the Seaport and halted construction on the Tin Building in March 2020. Social distancing restrictions also resulted in cancellation of our 2020 Seaport summer concert series. While restrictions remained in place throughout 2020 and into 2021, many of the businesses within the Seaport were able to resume operations, on a limited basis, in the third quarter of 2020. Most restrictions were lifted in June of 2021; however, many businesses at the Seaport continued to operate at reduced levels primarily due to labor shortages. Construction on the Tin Building resumed in May 2020 and is expected to be substantially complete in the fourth quarter of 2021 and open in early 2022, with an expanded focus on in-person dining, retail shopping, mobile ordering and delivery. We are closely monitoring our revenues, and based on collections for the three months ended June 30, 2021, we have collected 99.0% of
HHC 2021 FORM 10-Q | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents
our $1.2 million of office portfolio billings and a nominal amount of our $1.1 million of retail portfolio billings as we have restructured many leases as a result of the impacts of the pandemic.

In place of the 2020 summer concert series, we launched a new concept at the Pier 17 rooftop called The Greens, which allowed people to reserve socially distanced, mini-lawn spaces. These lawn spaces were converted to individual dining cabins for guests to enjoy in the winter months. The Greens concept returned in May 2021 to complement the 2021 summer concert series, which began on July 30, 2021, and is expected to run through October 2021. The Greens concept continues to generate high customer demand for the outdoor venue, as evidenced by us hosting a variety of rooftop events, including ESPN’s The ESPYS in July 2021, and the launch of the 2021 summer concert series.

In April 2021, Momofuku reopened the Ssäm Bar in the space previously occupied by its former concept, Bar Wayō. Additionally, Andrew Carmellini’s Noho Hospitality opened Mister Dips in May 2021 and Carne Mare in June 2021.

We have also announced the future opening of two new concepts at the Fulton Market Building in the space previously occupied by 10 Corso Como. In early 2022, in a joint partnership with Endorphin Ventures, we expect to launch The Lawn Club, a new concept that will transform 20,000 square feet of the Fulton Market Building into an immersive indoor and outdoor experience that includes a massive expanse of indoor grass, a stylish clubhouse bar and a wide variety of lawn games. We also expect to launch a new restaurant concept by Josh Eden and Wylie Dufresne at 1 Fulton Street featuring an all-day menu with many specialty to-go items and an expansive outdoor café in early 2022.

In October 2020, we announced our comprehensive proposal for the redevelopment of 250 Water Street, which includes the transformation of this underutilized full-block surface parking lot into a mixed-use development that would include affordable housing, condominium units, community-oriented spaces and office space. In May 2021, we received approval from the New York City Landmarks Preservation Commission on our proposed design for the 250 Water Street building. This favorable ruling confirms that the proposed architecture is appropriate for the South Street Seaport Historic District and allows us to proceed with the formal New York City Uniform Land Use Review Procedure known as ULURP, which will be required to complete the necessary transfer of development rights to the parking lot site. Although this ruling is currently being contested in court, we believe this ruling will be upheld. This project, which includes approximately 540,000 zoning square feet, presents a unique opportunity at the Seaport to transform this last available development site into a vibrant mixed-use asset. The plan as proposed will provide long-term viability to the South Street Seaport Museum and deliver much-needed affordable housing and economic stimulus to the area. We will continue working with the City to advance this process over the coming calendar year with the goal of bringing these benefits to this one-of-a-kind neighborhood.

Strategic Developments Given the challenges presented by the pandemic, we launched digital sales efforts in early 2020, including virtual tours to sell condominiums in Hawai’i, which we will continue to maintain until social distancing recommendations are lifted. We also implemented new model home practices by adding 3D virtual tours of interactive floor plans, live chat capabilities with sales staff, and increased photographs on our websites conducive to social distancing recommendations. As a result, overall progress at our condominium projects remains strong as of June 30, 2021, with our four completed towers 99.8% sold and our three under-construction towers 86.4% presold.

We have not experienced any delays in our existing construction as a result of COVID-19, other than the brief delay of construction on the Tin Building discussed above. In December 2020, we began construction on Starling at Bridgeland, a luxury multi-family development in Bridgeland. During the first quarter of 2021, we began construction on Marlow, a multi-family development in Columbia, and Victoria Place, our seventh condominium project in Ward Village. During the second quarter of 2021 in Downtown Summerlin, we began construction on 1700 Pavilion, an office building and Tanager Echo, a luxury apartment complex.

HHC 2021 FORM 10-Q | 44

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

HHC 2021 FORM 10-Q | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents
A reconciliation between EBT and Net income is presented below:

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended June 30, 2021
Total revenues	$113,422	$74,578	$10,898	$13,466	$212,364
Total operating expenses	(53,191)	(33,905)	(15,996)	(18,640)	(121,732)
Segment operating income (loss)	60,231	40,673	(5,098)	(5,174)	90,632
Depreciation and amortization	(39,975)	(98)	(7,004)	(1,597)	(48,674)
Interest income (expense), net	(18,152)	10,615	187	659	(6,691)
Other income (loss), net	(156)	—	(618)	14	(760)
Equity in earnings (losses) from real estate and other affiliates	(10,419)	18,641	(336)	(19)	7,867
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	21,333	21,333
Gain (loss) on extinguishment of debt	(46)	—	—	—	(46)
Provision for impairment	—	—	—	(13,068)	(13,068)
Segment EBT	$(8,517)	$69,831	$(12,869)	$2,148	$50,593
Corporate income, expenses and other items					(46,976)
Net income (loss)					3,617
Net (income) loss attributable to noncontrolling interests					1,224
Net income (loss) attributable to common stockholders					$4,841

Three Months Ended June 30, 2020
Total revenues	$84,277	$68,913	$2,272	$624	$156,086
Total operating expenses	(42,222)	(31,970)	(8,464)	(12,517)	(95,173)
Segment operating income (loss)	42,055	36,943	(6,192)	(11,893)	60,913
Depreciation and amortization	(36,995)	(91)	(6,776)	(1,650)	(45,512)
Interest income (expense), net	(23,103)	8,303	(4,626)	1,057	(18,369)
Other income (loss), net	226	—	(409)	1,668	1,485
Equity in earnings (losses) from real estate and other affiliates	475	(2,968)	(6,633)	574	(8,552)
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	8,000	8,000
Segment EBT	$(17,342)	$42,187	$(24,636)	$(2,244)	$(2,035)
Corporate income, expenses and other items					(32,068)
Net income (loss)					(34,103)
Net (income) loss attributable to noncontrolling interests					19
Net income (loss) attributable to common stockholders					$(34,084)
(a)Total revenues includes hospitality revenues of $13.9 million for the three months ended June 30, 2021, and $2.5 million for the three months ended June 30, 2020. Total operating expenses includes hospitality operating costs of $11.0 million for the three months ended June 30, 2021, and $4.4 million for the three months ended June 30, 2020.

HHC 2021 FORM 10-Q | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Six Months Ended June 30, 2021
Total revenues	$209,861	$122,865	$18,351	$51,766	$402,843
Total operating expenses	(100,425)	(57,172)	(28,502)	(78,263)	(264,362)
Segment operating income (loss)	109,436	65,693	(10,151)	(26,497)	138,481
Depreciation and amortization	(79,626)	(170)	(13,839)	(3,195)	(96,830)
Interest income (expense), net	(37,152)	21,372	289	1,760	(13,731)
Other income (loss), net	(10,254)	—	(954)	14	(11,194)
Equity in earnings (losses) from real estate and other affiliates	(21,823)	46,291	(688)	(117)	23,663
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	21,333	21,333
Gain (loss) on extinguishment of debt	(882)	—	—	—	(882)
Provision for impairment	—	—	—	(13,068)	(13,068)
Segment EBT	$(40,301)	$133,186	$(25,343)	$(19,770)	$47,772
Corporate income, expenses and other items					(112,314)
Net income (loss)					(64,542)
Net (income) loss attributable to noncontrolling interests					2,789
Net income (loss) attributable to common stockholders					$(61,753)

Six Months Ended June 30, 2020
Total revenues	$198,534	$119,359	$11,966	$1,384	$331,243
Total operating expenses	(94,462)	(55,692)	(22,775)	(116,816)	(289,745)
Segment operating income (loss)	104,072	63,667	(10,809)	(115,432)	41,498
Depreciation and amortization	(74,084)	(182)	(27,651)	(3,411)	(105,328)
Interest income (expense), net	(49,296)	16,857	(9,679)	2,988	(39,130)
Other income (loss), net	167	—	(3,777)	1,293	(2,317)
Equity in earnings (losses) from real estate and other affiliates	4,869	5,966	(8,676)	638	2,797
Gain (loss) on sale or disposal of real estate and other assets, net	38,124	—	—	8,000	46,124
Provision for impairment	(48,738)	—	—	—	(48,738)
Segment EBT	$(24,886)	$86,308	$(60,592)	$(105,924)	$(105,094)
Corporate income, expenses and other items					(54,091)
Net income (loss)					(159,185)
Net (income) loss attributable to noncontrolling interests					(33)
Net income (loss) attributable to common stockholders					$(159,218)
(a)Total revenues includes hospitality revenues of $21.6 million for the six months ended June 30, 2021, and $19.8 million for the six months ended June 30, 2020. Total operating expenses includes hospitality operating costs of $18.9 million for the six months ended June 30, 2021, and $17.2 million for the six months ended June 30, 2020.

HHC 2021 FORM 10-Q | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Net income attributable to common stockholders increased $38.9 million to income of $4.8 million for the three months ended June 30, 2021, and increased $97.5 million to a loss of $61.8 million for the six months ended June 30, 2021, compared to the prior-year periods. Refer to the Second Quarter 2021 Highlights section above for information on the variances for three months ended June 30, 2021.

For the six months ended June 30, 2021:

Total segment EBT increased $152.9 million compared to the prior-year period primarily due to the following:
–higher Strategic EBT driven by a decrease in charges related to our expected funding of costs to correct alleged construction defects at Waiea and a decrease in Condominium rights and unit cost of sales related to a write down of inventory units in 2020 that did not reoccur in 2021
–higher MPC EBT primarily due to higher Equity in earnings (losses) from real estate and other affiliates at The Summit resulting from an increased number of unit closings and higher land sales revenues at Summerlin due to an increase in custom lot, super pad and commercial land sales, partially offset by lower land sales revenues at Bridgeland and The Woodlands due to reductions in acres sold
–higher Seaport EBT primarily due to the write off of retail inventory and building improvements related to the permanent closure of 10 Corso Como Retail and Café in the first quarter of 2020 and the impairment of our equity method investment in Mr. C Seaport in the second quarter of 2020 that did not reoccur in 2021 and a decrease in interest expense due to the retirement of a $250 million Seaport loan in August 2020
–lower Operating Assets EBT primarily due to lower Equity in earnings (losses) from real estate and other affiliates at 110 North Wacker related to losses during the lease-up period and an increase in Operating expenses primarily due to the steady return of business operations across our portfolio after the onset of the COVID-19 pandemic in 2020, partially offset by an increase in our Other land, rental and property revenues primarily related to return of the Las Vegas Aviators 2021 baseball season after cancellation in 2020 as a result of the COVID-19 pandemic
–lower impairment charge of Century Park during the current quarter, compared to the impairment on the Outlet Collection at Riverwalk in the first quarter of 2020
–loss on the settlement of the rate-lock agreement associated with the loans for 1201 Lake Robbins and The Woodlands Warehouse upon repayment in February 2021
–lower Gain on sale or disposal of real estate, net due to the sale Monarch City in the current quarter, compared to the sale of 100 Fellowship Drive in the first quarter of 2020 and the receipt of a termination payment in the second quarter of 2020 related to the sale of West Windsor

Net expenses related to Corporate income, expenses and other items increased $58.2 million compared to the prior-year period primarily due to the following:
–loss on extinguishment of debt related to the repurchase of the Company’s $1.0 billion 5.375% Senior Notes due 2025 during the first quarter of 2021
–higher corporate interest expense, net primarily due to the issuance of $750 million 5.375% Senior Notes in August 2020, as well as the issuance of $650 million 4.125% Senior Notes and $650 million 4.375% Senior Notes in the first quarter of 2021, offset by the repurchase its $1.0 billion 5.375% Senior Notes in the first quarter of 2021
–decrease in income tax benefit primarily due to a decrease in the loss before income taxes, partially offset by a valuation allowance recorded in 2020 on our charitable contribution carryover

See segment discussions for more detail of the changes described above.

HHC 2021 FORM 10-Q | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Operating Assets

The Operating Assets segment consists of retail, office, hospitality and multi-family properties along with other real estate investments, excluding the properties located at the Seaport, which are reported in the Seaport segment for all periods presented.

Segment EBT Segment EBT for Operating Assets is presented below:

Operating Assets Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Rental Revenue	$86,149	$77,664	$8,485	$169,648	$167,163	$2,485
Other land, rental and property revenues	27,273	6,613	20,660	40,213	31,371	8,842
Total revenues	113,422	84,277	29,145	209,861	198,534	11,327

Operating costs	(42,379)	(27,338)	(15,041)	(77,522)	(66,110)	(11,412)
Rental property real estate taxes	(12,426)	(13,029)	603	(25,148)	(24,897)	(251)
(Provision for) recovery of doubtful accounts	1,614	(1,855)	3,469	2,245	(3,455)	5,700
Total operating expenses	(53,191)	(42,222)	(10,969)	(100,425)	(94,462)	(5,963)
Segment operating income (loss)	60,231	42,055	18,176	109,436	104,072	5,364
Depreciation and amortization	(39,975)	(36,995)	(2,980)	(79,626)	(74,084)	(5,542)
Interest income (expense), net	(18,152)	(23,103)	4,951	(37,152)	(49,296)	12,144
Other income (loss), net	(156)	226	(382)	(10,254)	167	(10,421)
Equity in earnings (losses) from real estate and other affiliates	(10,419)	475	(10,894)	(21,823)	4,869	(26,692)
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	—	38,124	(38,124)
Gain (loss) on extinguishment of debt	(46)	—	(46)	(882)	—	(882)
Provision for impairment	—	—	—	—	(48,738)	48,738
Segment EBT	$(8,517)	$(17,342)	$8,825	$(40,301)	$(24,886)	$(15,415)

For the three months ended June 30, 2021:

Operating Assets segment EBT increased $8.8 million compared to the prior-year period primarily due to the following:
–increase in Rental revenue primarily due to increased rental income in Summerlin and Columbia as well as reserve reductions due an increase in collections at Summerlin
–increase in Other land, rental and property revenues, net of related Operating costs, primarily due to higher occupancy at our hospitality properties in 2021 and the return of the Las Vegas Aviators 2021 baseball season after cancellation in 2020 as a result of the COVID-19 pandemic
–decrease in interest expense due to the retirement or refinancing of various loans
–partially offset by a decrease in equity earnings, primarily due to losses incurred at 110 North Wacker during the lease-up period that were not present in the second quarter of 2020 as the property was in the development phase. Upon completion of construction in the third quarter of 2020, 110 North Wacker was deconsolidated and recorded as an equity method investment.

For the six months ended June 30, 2021:

Operating Assets segment EBT decreased $15.4 million compared to the prior-year period primarily due to the following:
–gain on the sale of 100 Fellowship Drive, in The Woodlands, Texas, in the first quarter of 2020
–decrease in equity earnings, primarily due to losses incurred at 110 North Wacker during the lease-up period that were not present in the first half of 2020 as the property was in the development phase. Upon completion of construction in the third quarter of 2020, 110 North Wacker was deconsolidated and recorded as an equity method investment.
–loss on the settlement of the rate-lock agreement upon repayment of $280.3 million outstanding on our loans for 1201 Lake Robbins and The Woodlands Warehouse in February 2021
–increase in Operating expenses primarily due to the steady return of business operations across our portfolio after the onset of the COVID-19 pandemic in 2020, partially offset by an increase in our Other land, rental and
HHC 2021 FORM 10-Q | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

property revenues primarily related to return of the Las Vegas Aviators 2021 baseball season after cancellation in 2020 as a result of the COVID-19 pandemic
–partially offset by an impairment on the Outlet Collection at Riverwalk in the first quarter of 2020 and a decrease in interest expense due to the retirement or refinancing of various loans

Net Operating Income We believe that NOI is a useful supplemental measure of the performance of our Operating Assets and Seaport segments because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs as variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. We define NOI as operating revenues (rental income, tenant recoveries and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight-line rents and amortization of tenant incentives, net; interest expense, net; ground rent amortization; demolition costs; other (loss) income; amortization; depreciation; development-related marketing cost; gain on sale or disposal of real estate and other assets, net; provision for impairment and equity in earnings from real estate and other affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that property-specific factors such as lease structure, lease rates and tenant base have on our operating results, gross margins and investment returns.

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

Operating Assets NOI	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Total Operating Assets segment EBT	$(8,517)	$(17,342)	$8,825	$(40,301)	$(24,886)	$(15,415)
Add back:
Depreciation and amortization	39,975	36,995	2,980	79,626	74,084	5,542
Interest (income) expense, net	18,152	23,103	(4,951)	37,152	49,296	(12,144)
Equity in (earnings) losses from real estate and other affiliates	10,419	(475)	10,894	21,823	(4,869)	26,692
(Gain) loss on sale or disposal of real estate and other assets, net	—	—	—	—	(38,124)	38,124
(Gain) loss on extinguishment of debt	46	—	46	882	—	882
Provision for impairment	—	—	—	—	48,738	(48,738)
Impact of straight-line rent	(3,987)	(3,248)	(739)	(9,094)	(6,351)	(2,743)
Other	100	(119)	219	10,239	54	10,185
Operating Assets NOI	$56,188	$38,914	$17,274	$100,327	$97,942	$2,385

The below table presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Office	$26,283	$27,731	$(1,448)	$52,115	$63,291	$(11,176)
Retail	14,799	8,599	6,200	26,802	23,089	3,713
Multi-family	7,410	3,815	3,595	13,145	8,362	4,783
Hospitality	2,721	(1,844)	4,565	2,574	2,537	37
Other	4,975	613	4,362	5,691	663	5,028
Operating Assets NOI	$56,188	$38,914	$17,274	$100,327	$97,942	$2,385

HHC 2021 FORM 10-Q | 50

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the three months ended June 30, 2021:

Operating Assets NOI increased $17.3 million compared to the prior-year period primarily due to the following:
–increase at our retail and hospitality properties as business rebounds from the COVID-19 pandemic
–increase at our multi-family properties primarily related to the lease-up of Juniper Apartments and Two Lakes Edge which opened in 2020
–increase at our other properties primarily related to the return of the Las Vegas Aviators 2021 baseball season after cancellation in 2020 as a result of the COVID-19 pandemic
–partially offset by a decrease in revenue on our office properties primarily related to the expiration of a short-term lease at The Woodlands Towers at the Waterway in June 2020

For the six months ended June 30, 2021:

Operating Assets NOI increased $2.4 million compared to the prior-year period primarily due to the following:
–increase at our other properties primarily related to the return of the Las Vegas Aviators 2021 baseball season after cancellation in 2020 as a result of the COVID-19 pandemic
–increase at our multi-family properties primarily related to the lease-up of Juniper Apartments and Two Lakes Edge which opened in 2020
–increase at our retail properties as business rebounds from the COVID-19 pandemic
–partially offset by a decrease in revenue on our office properties primarily related to the expiration of a short-term lease at The Woodlands Towers at the Waterway in June 2020

In addition, Operating Assets NOI for the three and six months ended June 30, 2021, includes NOI from the following assets that were transferred from Strategic Developments to Operating Assets:
–8770 New Trails and Juniper Apartments transferred during the first quarter of 2020
–Two Lakes Edge transferred during the second quarter of 2020
–Merriweather District Area 3 Standalone Restaurant transferred during the third quarter of 2020
–The Lane at Waterway transferred during the fourth quarter of 2020
–Creekside Park The Grove transferred during the second quarter of 2021

Master Planned Communities

Segment EBT Segment EBT for MPC Assets is presented below:

MPC Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Master Planned Community land sales (a)	$58,342	$57,073	$1,269	$95,819	$96,805	$(986)
Other land, rental and property revenues	4,847	2,893	1,954	8,863	5,848	3,015
Builder price participation (b)	11,389	8,947	2,442	18,183	16,706	1,477
Total revenues	74,578	68,913	5,665	122,865	119,359	3,506

Master Planned Communities cost of sales	(24,858)	(25,875)	1,017	(40,509)	(42,661)	2,152
Operating costs	(9,047)	(6,095)	(2,952)	(16,663)	(13,031)	(3,632)
Total operating expenses	(33,905)	(31,970)	(1,935)	(57,172)	(55,692)	(1,480)
Segment operating income (loss)	40,673	36,943	3,730	65,693	63,667	2,026
Depreciation and amortization	(98)	(91)	(7)	(170)	(182)	12
Interest income (expense), net	10,615	8,303	2,312	21,372	16,857	4,515
Equity in earnings (losses) from real estate and other affiliates	18,641	(2,968)	21,609	46,291	5,966	40,325
MPC segment EBT	$69,831	$42,187	$27,644	$133,186	$86,308	$46,878
(a)Master Planned Community land sales include deferred revenue from land sales closed in a previous period that met criteria for recognition in the current period.
(b)Builder price participation revenue is based on an agreed-upon percentage of the sales price of homes closed relative to the base lot price that was paid by the homebuilders to us. This revenue fluctuates based upon the number and the prices of homes closed that qualify for builder price participation payments.
HHC 2021 FORM 10-Q | 51

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the three months ended June 30, 2021:

MPC segment EBT increased $27.6 million compared to the prior-year period. Performance was positively impacted by higher Equity in earnings (losses) from real estate and other affiliates at The Summit due to the impact of unit closings during the period compared the second quarter of 2020. In addition, higher MPC land sales revenues were primarily attributable to an increase in Summerlin superpad, custom lot and commercial land sales, partially offset by fewer acres sold for the first half of 2021 in The Woodlands, where only 26 residential acres remain to be sold as the development of residential land nears completion, and a reduction in acres sold at Bridgeland as greater than expected demand accelerated lot sales into the third and fourth quarter of 2020 that were originally expected to occur in the first half of 2021. Additional highlights for the period included:
–Summerlin experienced an increase in superpad land sales, 47.2 acres sold at a price of $729,000 per acre in the second quarter of 2021 versus 36.4 acres sold at a price of $687,000 per acre for the same period of 2020.
–Summerlin realized an increase of $4.3 million in commercial land sales driven by the sale of 6.3 acres of industrial/warehouse land in the second quarter of 2021, compared to no commercial land sales in the second quarter of 2020.
–The Woodlands Hills’ residential land sales realized an increase of $3.7 million due to an increase in the quantity of acres sold, 18.5 acres at an average price of $327,000 per acre in the second quarter of 2021, compared to 7.6 acres at an average price of $311,000 per acre in the second quarter of 2020.

For the six months ended June 30, 2021:

MPC segment EBT increased $46.9 million compared to the prior-year period. Performance was positively impacted by higher Equity in earnings (losses) from real estate and other affiliates at The Summit due to the impact of unit closings during the period compared to the six months ended 2020. In addition, higher MPC land sales revenues were primarily attributable to an increase in Summerlin custom lot, superpad and commercial land sales, partially offset by fewer acres sold for the first half of 2021 in The Woodlands, where only 26 residential acres remain to be sold as the development of residential land nears completion, and a reduction in acres sold at Bridgeland as greater than expected demand accelerated lot sales into the third and fourth quarter of 2020 that were originally expected to occur in the first half of 2021. Additional highlights for the period included:
–Summerlin experienced an increase in custom lot sales, 11.7 acres sold at a price of $1.9 million per acre in the first half of 2021 versus 1.6 acres sold at a price of $1.4 million per acre for the same period of 2020.
–The Woodlands Hills’ residential land sales realized an increase of $6.1 million due to an increase in the quantity of lots sold, 34.8 acres at an average price of $318,000 per acre in the first half of 2021 compared to 16.1 acres at an average price of $307,000 per acre in the first quarter of 2020.

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

The following table sets forth the MPC Net Contribution:

MPC Net Contribution	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
MPC Segment EBT	$69,831	$42,187	$27,644	$133,186	$86,308	$46,878
Plus:
Cost of sales - land	24,858	25,875	(1,017)	40,509	42,661	(2,152)
Depreciation and amortization	98	91	7	170	182	(12)
MUD and SID bonds collections, net (a)	(291)	4,935	(5,226)	2,603	6,058	(3,455)
Distributions from real estate and other affiliates	100,528	1,173	99,355	101,672	2,345	99,327
Less:
MPC development expenditures	(73,322)	(51,488)	(21,834)	(126,302)	(116,384)	(9,918)
Equity in (earnings) losses in real estate and other affiliates	(18,641)	2,968	(21,609)	(46,291)	(5,966)	(40,325)
MPC Net Contribution	$103,061	$25,741	$77,320	$105,547	$15,204	$90,343
HHC 2021 FORM 10-Q | 52

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

(a)SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution increased $77.3 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to an increase in distributions from real estate and other affiliates. MPC Net Contribution increased $90.3 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to an increase in distributions from The Summit.

The following table sets forth MPC land inventory activity for the six months ended June 30, 2021:

thousands	Bridgeland	Columbia	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2020	$486,867	$16,625	$888,954	$177,341	$117,732	$1,687,519
Acquisitions	—	—	—	—	—	—
Development expenditures (a)	54,564	—	61,164	3,598	6,976	126,302
MPC Cost of sales	(6,313)	—	(29,413)	(361)	(4,422)	(40,509)
MUD reimbursable costs (b)	(35,137)	—	—	(127)	(2,978)	(38,242)
Transfer to Strategic Developments	(402)	—	—	—	—	(402)
Other (c)	3,204	—	5,432	(602)	800	8,834
Balance June 30, 2021	$502,783	$16,625	$926,137	$179,849	$118,108	$1,743,502
(a)Development expenditures are inclusive of capitalized interest and property taxes.
(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.
(c)Primarily consists of changes in accrued development expenditures payable.

Seaport

The Seaport is part non-stabilized operating asset, part development project and part operating business. As such, the Seaport has a greater range of possible outcomes than our other projects. The greater uncertainty is largely the result of: (i) seasonality; (ii) potential sponsorship revenue; (iii) potential event revenue; and (iv) business operating risks from various start-up businesses. We operate and own, either directly, through license agreements or in joint ventures, many of the tenants in the Seaport, including retail stores such as SJP by Sarah Jessica Parker and restaurants such as The Fulton by Jean-Georges, Ssäm Bar (formerly Bar Wayō), Malibu Farm, two concepts by Andrew Carmellini, R17 and the marketplace operated by Jean-Georges. As a result, the revenues and expenses of these businesses, as well as the underlying market conditions affecting these types of businesses, will directly impact the NOI of the Seaport. This is in contrast to our other retail properties where we primarily receive lease payments and are not as directly impacted by the operating performance of the underlying businesses. This causes the financial results and eventual stabilized yield of the Seaport to be less predictable than our other operating real estate assets with traditional lease structures. Further, as we open new operating businesses, either owned entirely or in partnership with third parties, we expect to incur pre-opening expenses and operating losses until those businesses stabilize, which likely will not happen until the Seaport reaches its critical mass of offerings. We expect the time to stabilize the Seaport will be primarily driven by the construction, interior finish work and stabilization to occur at the Jean-Georges marketplace in the Tin Building. As a result of impacts related to COVID-19, there were delays in construction on the Tin Building; however, construction is still on track for completion in the fourth quarter of 2021, with an expanded focus on experiences including in-person dining, retail shopping, mobile ordering and delivery. Given the factors and uncertainties listed above combined with the continued impacts related to COVID-19, we do not currently provide guidance on our expected NOI yield and stabilization date for the Seaport. As we move closer to opening a critical mass of offerings at the Seaport, we will re-establish goals for yield on costs and stabilization dates when the uncertainties and range of possible outcomes are clearer.

HHC 2021 FORM 10-Q | 53

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

In October 2020, we announced our comprehensive proposal for the redevelopment of 250 Water Street, which includes the transformation of this underutilized full-block surface parking lot into a mixed-use development that would include affordable housing, condominium units, community-oriented spaces and office space. In May 2021, we received approval from the New York City Landmarks Preservation Commission on our proposed design for the 250 Water Street building. This favorable ruling confirms that the proposed architecture is appropriate for the South Street Seaport Historic District and allows us to proceed with the formal New York City Uniform Land Use Review Procedure known as ULURP, which will be required to complete the necessary transfer of development rights to the parking lot site. Although this ruling is currently being contested in court, we believe this ruling will be upheld. This project, which includes approximately 540,000 zoning square feet, presents a unique opportunity at the Seaport to transform this last available development site into a vibrant mixed-use asset. The plan as proposed will provide long-term viability to the South Street Seaport Museum and deliver much-needed affordable housing and economic stimulus to the area. We will continue working with the City to advance this process over the coming calendar year with the goal of bringing these benefits to this one-of-a-kind neighborhood.

We primarily categorize the businesses in the Seaport segment into three groups: landlord operations, managed businesses, and events and sponsorships. Landlord operations represents physical real estate we have developed and own, and is inclusive of our office, retail and multi-family properties.

Managed businesses represents retail and food and beverage businesses that HHC owns, either wholly or through partnerships with third parties, and operates, including license and management agreements. Our managed businesses include, among others, The Fulton, SJP by Sarah Jessica Parker, R17, Cobble & Co. and Malibu Farm. In July 2020, Seaport entered into management agreements with Creative Culinary Management Company, LLC (Creative Culinary), a Jean-Georges company, to manage and operate the food and beverage operations for the Fulton, R17, Cobble & Co. and Malibu Farm. Creative Culinary is responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as day-to-day operations and accounting for food and beverage operations. In early 2022, we plan to expand our managed business portfolio with the launch of The Lawn Club, a new concept that will transform 20,000 square feet of the Fulton Market Building into an immersive indoor and outdoor experience that includes a massive expanse of indoor grass, a stylish clubhouse bar and a wide variety of lawn games. We also expect to launch a new restaurant concept by Josh Eden and Wylie Dufresne at 1 Fulton Street featuring an all-day menu with many specialty to-go items and an expansive outdoor café in early 2022.

Our events and sponsorship businesses have historically included our concert series, Winterland skating and bar, event catering, private events and sponsorships. With the cancellation of the 2020 summer concert series and the Winterland skating and bar, we launched a new concept at the Pier 17 rooftop called The Greens, which continued through the end of the first quarter of 2021. The Greens concept returned in May 2021 to compliment the 2021 summer concert series, which began on July 30, 2021 and is expected to run through October 2021. The Greens concept continues to generate high customer demand for the outdoor venue, as evidenced by us hosting a variety of rooftop events, including ESPN’s The ESPYS in July 2021, and the launch of the 2021 summer concert series.

HHC 2021 FORM 10-Q | 54

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Segment EBT Segment EBT for Seaport is presented below:

Seaport Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Rental Revenue	$2,139	$944	$1,195	$4,367	$4,080	$287
Other land, rental and property revenues	8,759	1,328	7,431	13,984	7,886	6,098
Total revenues	10,898	2,272	8,626	18,351	11,966	6,385

Operating costs	(15,522)	(8,099)	(7,423)	(27,681)	(21,956)	(5,725)
Rental property real estate taxes	(380)	(354)	(26)	(674)	(707)	33
(Provision for) recovery of doubtful accounts	(94)	(11)	(83)	(147)	(112)	(35)
Total operating expenses	(15,996)	(8,464)	(7,532)	(28,502)	(22,775)	(5,727)
Segment operating income (loss)	(5,098)	(6,192)	1,094	(10,151)	(10,809)	658
Depreciation and amortization	(7,004)	(6,776)	(228)	(13,839)	(27,651)	13,812
Interest income (expense), net	187	(4,626)	4,813	289	(9,679)	9,968
Other income (loss), net	(618)	(409)	(209)	(954)	(3,777)	2,823
Equity in earnings (losses) from real estate and other affiliates	(336)	(6,633)	6,297	(688)	(8,676)	7,988
Segment EBT	$(12,869)	$(24,636)	$11,767	$(25,343)	$(60,592)	$35,249

For the three months ended June 30, 2021:

Seaport segment EBT loss decreased $11.8 million compared to the prior-year period primarily due to the following:
–$6.0 million impairment of the Company’s equity investment in Mr. C Seaport in the second quarter of 2020. Please refer to Note 4 - Impairment in the Company’s Condensed Consolidated Financial Statements for further details.
–decrease in interest expense due to the retirement of a $250 million Seaport loan in August 2020

For the six months ended June 30, 2021:

Seaport segment EBT loss decreased $35.2 million compared to the prior-year period primarily due to the following:
–charges in the first quarter of 2020 related to write-offs of retail inventory recorded within Other income (loss), net and building improvements recorded within Depreciation and amortization due to the permanent closure of 10 Corso Como Retail and Café that did not reoccur in 2021
–$6.0 million impairment of the Company’s equity investment in Mr. C Seaport in the second quarter of 2020
–decrease in interest expense due to the retirement of a $250 million Seaport loan in August 2020

Net Operating Income A reconciliation of Seaport segment EBT to Seaport NOI is presented in the table below:

Seaport NOI	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Total Seaport segment EBT	$(12,869)	$(24,636)	$11,767	$(25,343)	$(60,592)	$35,249
Add back:
Depreciation and amortization	7,004	6,776	228	13,839	27,651	(13,812)
Interest (income) expense, net	(187)	4,626	(4,813)	(289)	9,679	(9,968)
Equity in (earnings) losses from real estate and other affiliates	336	6,633	(6,297)	688	8,676	(7,988)
Impact of straight-line rent	463	1,208	(745)	867	1,333	(466)
Other (income) loss, net (a)	978	1,953	(975)	1,719	5,923	(4,204)
Seaport NOI	$(4,275)	$(3,440)	$(835)	$(8,519)	$(7,330)	$(1,189)
(a)Includes miscellaneous development-related items as well as the loss related to the write-off of inventory due to the permanent closure of 10 Corso Como Retail and Café in the first quarter of 2020.

HHC 2021 FORM 10-Q | 55

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The below table presents Seaport NOI by category:

Seaport NOI by Category	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Landlord Operations - Historic District & Pier 17	$(3,834)	$(1,611)	$(2,223)	$(7,074)	$(3,472)	$(3,602)
Multi-family	44	110	(66)	136	214	(78)
Hospitality	—	(12)	12	—	(12)	12
Managed Businesses - Historic District & Pier 17	(256)	(1,256)	1,000	(916)	(3,336)	2,420
Events, Sponsorships & Catering Business	(229)	(671)	442	(665)	(724)	59
Seaport NOI	$(4,275)	$(3,440)	$(835)	$(8,519)	$(7,330)	$(1,189)

Seaport NOI decreased for the three and six months ended June 30, 2021, compared to the prior-year period, primarily due to increased operating expenses in our landlord operations, partially offset by increased revenue in our managed business entities, as business resumes after the onset of the COVID-19 pandemic in 2020.

Including managed businesses, events, sponsorships, catering and the Tin Building, the Seaport is approximately 59% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up. Additionally, rental revenue earned from businesses we own and operate is eliminated in consolidation. We expect to incur operating losses for our landlord operations, managed business entities and events and sponsorships until businesses in New York are able to operate at full capacity, the economy recovers from the economic impact of the COVID-19 pandemic and the Seaport reaches its critical mass of offerings, including the opening of the Tin Building.

HHC 2021 FORM 10-Q | 56

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

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

Segment EBT Segment EBT for Strategic Developments is presented below:

Strategic Developments Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Condominium rights and unit sales	$12,861	$—	$12,861	$50,028	$43	$49,985
Rental Revenue	104	98	6	192	207	(15)
Other land, rental and property revenues	501	526	(25)	1,546	1,134	412
Total revenues	$13,466	$624	$12,842	$51,766	$1,384	$50,382

Condominium rights and unit cost of sales	(13,435)	(6,348)	(7,087)	(68,403)	(104,249)	35,846
Operating costs	(4,295)	(4,353)	58	(7,975)	(9,394)	1,419
Rental property real estate taxes	(910)	(1,816)	906	(1,885)	(3,173)	1,288
Total operating expenses	(18,640)	(12,517)	(6,123)	(78,263)	(116,816)	38,553
Segment operating income (loss)	(5,174)	(11,893)	6,719	(26,497)	(115,432)	88,935
Depreciation and amortization	(1,597)	(1,650)	53	(3,195)	(3,411)	216
Interest income (expense), net	659	1,057	(398)	1,760	2,988	(1,228)
Other income (loss), net	14	1,668	(1,654)	14	1,293	(1,279)
Equity in earnings (losses) from real estate and other affiliates	(19)	574	(593)	(117)	638	(755)
Gain (loss) on sale or disposal of real estate and other assets, net	21,333	8,000	13,333	21,333	8,000	13,333
Provision for impairment	(13,068)	—	(13,068)	(13,068)	—	(13,068)
Segment EBT	$2,148	$(2,244)	$4,392	$(19,770)	$(105,924)	$86,154

For the three months ended June 30, 2021:

Strategic Developments segment EBT increased $4.4 million compared to the prior-year period primarily due to the following:
–increase in Gain (loss) on sale or disposal of real estate and other assets, net of $13.3 million driven by a gain of $21.3 million recognized in the second quarter of 2021 related to the sale of Monarch City, compared to the receipt of an $8.0 million termination payment in the second quarter of 2020 related to the October 2019 sale of West Windsor
–decrease in Condominium rights and unit cost of sales primarily driven by a loss of $5.1 million recorded in 2020 related to the write down of inventory units to better align the expected price with recent final sales prices, with no similar write downs during 2021
–increase in Provision for impairment of $13.1 million due to an impairment of Century Park. Refer to Note 4 -Impairment in our Condensed Consolidated Financial Statements for further details.

HHC 2021 FORM 10-Q | 57

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the six months ended June 30, 2021:

Strategic Developments segment EBT increased $86.2 million compared to the prior-year period. In addition to the items affecting the three months ended June 30, 2021, the increase was primarily due to the following:
–decrease in Condominium rights and unit cost of sales primarily driven by charges related to our expected funding of costs to correct alleged construction defects at Waiea. An additional $21.0 million was charged during the six months ended June 30, 2021, related to additional anticipated costs, compared to charges of $99.1 million during the six months ended June 30, 2020. Refer to Note 9 - Commitments and Contingencies in our Condensed Consolidated Financial Statements for additional information.
–increase in Condominium rights and unit sales, net of costs, driven by the timing of condominium closings. The Company closed on four units at Waiea and two units at Anaha during the six months ended June 30, 2021, compared to no closings during the six months ended June 30, 2020.

Ward Village Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods. As a result of significantly lower available inventory, we closed on six condominium inventory units during the six months ended June 30, 2021, compared to no condominium unit closings during the six months ended June 30, 2020. However, overall progress at our condominium projects remains strong, as evidenced by the six units closed at our completed towers and 91 units contracted to sell at our under construction towers during the six months ended June 30, 2021. Victoria Place, our newest project and Ward Village’s fastest-selling tower to date, accounted for 58 of these contracted units and is 93.4% sold as of June 30, 2021.

Completed Condominiums As of June 30, 2021, our four completed towers are 99.8% sold. During the six months ended June 30, 2021 we closed on four of the remaining units at Waiea, resulting in only three units remaining to be sold. Additionally, during the six months ended June 30, 2021, we closed on the two remaining units at Anaha. As a result, Ae’o, Ke Kilohana and Anaha are completely sold.

Under Construction Condominiums As of June 30, 2021, our three under construction towers are 86.4% sold. ‘A‘ali‘i is a 42-story, 750-unit mixed-use condominium project that will consist of studio, one- and two-bedroom residences and 150 workforce units. Kō'ula is a 41-story, 565-unit, mixed-use condominium project that will consist of studio, one-, two- and three-bedroom residences. We began construction on Victoria Place, our seventh condominium tower, in February 2021. Victoria Place is a 40-story, 349-unit condominium project that will consist of one-, two- and three-bedroom residences.

The following provides further detail for Ward Village as of June 30, 2021:

	Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Total % of Residential Square Feet Closed or Under Contract	Completion Date
Completed
Waiea (a)	174	—	177	98.3%	97.7%	Q4 2016
Anaha (a)	317	—	317	100.0%	100.0%	Q4 2017
Ae’o (b)	465	—	465	100.0%	100.0%	Q4 2018
Ke Kilohana (a)	423	—	423	100.0%	100.0%	Q2 2019
Under construction
‘A‘ali‘i (c)	—	653	750	87.1%	82.3%	Q4 2021
Kō'ula (d)	—	459	565	81.2%	84.1%	2022
Victoria Place	—	326	349	93.4%	94.6%	2024
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

HHC 2021 FORM 10-Q | 58

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses and Other Items

The following table contains certain corporate related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Corporate income	$93	$87	$6	$194	$105	$89
General and administrative	(20,334)	(22,233)	1,899	(42,100)	(61,314)	19,214
Corporate interest expense, net	(24,717)	(13,624)	(11,093)	(51,846)	(26,165)	(25,681)
Gain (loss) on extinguishment of debt	(5)	—	(5)	(35,084)	—	(35,084)
Corporate other income (loss), net	97	122	(25)	223	240	(17)
Corporate depreciation and amortization	(1,114)	(1,451)	337	(2,266)	(3,272)	1,006
Demolition costs	(149)	—	(149)	(149)	—	(149)
Development-related marketing costs	(2,397)	(1,813)	(584)	(4,041)	(4,629)	588
Income tax (expense) benefit	1,550	6,844	(5,294)	22,755	40,944	(18,189)
Total Corporate income, expenses and other items	$(46,976)	$(32,068)	$(14,908)	$(112,314)	$(54,091)	$(58,223)

For the three months ended June 30, 2021:

Corporate income, expenses and other items was unfavorably impacted compared to the prior-year period by the following:
–increase in corporate interest expense, net primarily due to the issuance of $750 million 5.375% Senior Notes in August 2020, as well as the issuance of $650 million 4.125% Senior Notes and $650 million 4.375% Senior Notes in the first quarter of 2021, offset by the repurchase its $1.0 billion 5.375% Senior Notes in the first quarter of 2021
–decrease in income tax benefit primarily due to an increase in income before income taxes, partially offset by a valuation allowance recorded in 2020 on our charitable contribution carryover. Refer to Note 10 - Income Taxes for additional information.

For the six months ended June 30, 2021:

Corporate income, expenses and other items was unfavorably impacted compared to the prior-year period. In addition to the items affecting the three months ended June 30, 2021, the period was also unfavorably impacted by the following:
–loss on extinguishment of debt of $35.1 million due to the repurchase of the Company’s $1.0 billion 5.375% Senior Notes due 2025

Corporate income, expenses and other items was favorably impacted compared to the prior-year period by the following:
–decrease in General and administrative expenses primarily related to workforce reductions and other corporate initiatives, which are part of an overall plan to reduce recurring overhead costs, and a decrease in consulting expenses as a result of fewer IT projects taking place in 2021

HHC 2021 FORM 10-Q | 59

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Throughout the pandemic we have focused on measures to increase our liquidity. As a result, we have been able to maintain a strong balance sheet and ensure we maintain the financial flexibility and liquidity necessary to fund future growth. We continued to enhance our liquidity profile in the first quarter of 2021 through the issuance of $650 million 4.125% Senior Notes due 2029 and $650 million 4.375% Senior Notes due 2031. The Company used the net proceeds from the issuance, as well as available cash on hand, to repurchase its $1.0 billion 5.375% Senior Notes due 2025 and repay the $280.3 million outstanding under its loans for 1201 Lake Robbins and The Woodlands Warehouse maturing June 2021. Additionally, the Company closed on a $368.2 million construction loan for the development of Victoria Place in Ward Village. In April 2021, the Company closed on $125.3 million of additional new construction financings for Marlow in Columbia and Starling at Bridgeland, as well as a $58.5 million loan to replace the existing construction loan for Tanager Apartments in Downtown Summerlin. In June 2021, the Company closed on an extension of the $35.5 million loan for 8770 New Trails, extending the final maturity date to January 2032. In July 2021, the Company closed on a $35.5 million loan to replace the existing construction loan for Lakeside Row in Bridgeland.

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

During 2021, we have continued to pursue the sale of our remaining non-core assets. We closed on the sale of Monarch City during the second quarter of 2021 for total net proceeds of $49.9 million. Since the fourth quarter of 2019, we have completed the sales of nine non-core assets generating approximately $263.7 million of net proceeds after debt repayment. While the COVID-19 pandemic has made additional non-core asset sales more challenging to execute, we expect to continue to make additional progress in the second half of 2021.

Total outstanding debt was $4.4 billion as of June 30, 2021. Refer to Note 6 - Mortgages, Notes and Loans Payable, Net in the Condensed Consolidated Financial Statements. Our proportionate share of the debt of our real estate and other affiliates totaled $291.3 million as of June 30, 2021. All of this indebtedness is without recourse to the Company, with the exception of $100.6 million related to 110 North Wacker.

The following table summarizes our net debt on a segment basis as of June 30, 2021. Net debt is defined as Mortgages, notes and loans payable, net, including our ownership share of debt of our real estate and other affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

HHC 2021 FORM 10-Q | 60

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

thousands	Operating Assets	Master Planned Communities	Seaport	Strategic Developments	Segment Totals	Non-Segment Amounts	June 30, 2021
Mortgages, notes and loans payable	$1,829,704	$179,028	$99,327	$320,942	$2,429,001	$2,020,332	$4,449,333
Mortgages, notes and loans payable of real estate and other affiliates	287,544	3,747	—	—	291,291	—	291,291
Less:
Cash and cash equivalents	(120,357)	(115,824)	(11,621)	(2,061)	(249,863)	(813,398)	(1,063,261)
Cash and cash equivalents of real estate and other affiliates	(5,448)	(48,707)	(336)	(240)	(54,731)	—	(54,731)
Special Improvement District receivables	—	(49,864)	—	—	(49,864)	—	(49,864)
Municipal Utility District receivables, net	—	(354,932)	—	—	(354,932)	—	(354,932)
TIF receivable	—	—	—	(937)	(937)	—	(937)
Net Debt	$1,991,443	$(386,552)	$87,370	$317,704	$2,009,965	$1,206,934	$3,216,899

Due to the COVID-19 pandemic, the Company experienced a decline in operating results for certain retail and hospitality properties. As a result, as of December 31, 2020, and June 30, 2021, the Company did not meet the debt service coverage ratio for the $615.0 million Term Loan portion of the Senior Secured Credit Facility and as a result, $33.6 million of excess net cash flow after debt service from the underlying properties became restricted as of June 30, 2021. While the restricted cash cannot be used for general corporate purposes, it can continue to be used to fund operations of the underlying assets and does not have a material impact on the Company’s liquidity.
As of June 30, 2021, apart from the Term Loan portion of the Senior Secured Credit Facility described above, the Company was in compliance with all remaining financial covenants included in the agreements governing its indebtedness.

Cash Flows

	Six Months Ended June 30,
thousands	2021	2020
Cash provided by (used in) operating activities	$(79,935)	$(98,643)
Cash provided by (used in) investing activities	(10,877)	(267,489)
Cash provided by (used in) financing activities	130,559	934,281

Operating Activities Each segment’s relative contribution to our cash flows from operating activities will likely vary significantly from year to year given the changing nature of our development focus. Other than our condominium properties, most of the properties and projects in our Strategic Developments segment do not generate revenues and the cash flows and earnings may vary. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2021. Operating cash continued to be utilized in the first half of 2021, to fund ongoing development expenditures in our Strategic Developments, Seaport and MPC segments, consistent with prior years.

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

The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, such as the speed and effectiveness of vaccine and treatment developments and their deployment, potential mutations of COVID-19, and the direct and indirect economic effects of the pandemic and containment measures, among others.

HHC 2021 FORM 10-Q | 61

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $79.9 million for the six months ended June 30, 2021, and $98.6 million for the six months ended June 30, 2020. The $18.7 million net decrease in cash used in operating activities in the six months ended June 30, 2021, compared to the same period in 2020, was primarily due to the timing of MPC and condominium expenditures and sales.

Investing Activities Net cash used in investing activities was $10.9 million for the six months ended June 30, 2021, and $267.5 million for the six months ended June 30, 2020. The $256.6 million decrease in cash used was primarily the result of a $128.5 million decrease in property development and redevelopment expenditures, and a $81.8 million increase in distributions from real estate and other affiliates and a $49.9 million increase in proceeds from sales of properties related to Monarch City during the six months ended June 30, 2021.

Financing Activities Net cash provided by financing activities was $130.6 million for six months ended June 30, 2021, as compared to net cash provided by financing activities of $934.3 million for six months ended June 30, 2020. The decrease of $803.7 million was primarily due to the $593.6 million common stock issuance in 2020 that did not repeat in 2021. In addition, principal payments on mortgages, notes and loans payable increased $1.3 billion, partially offset by an increase of $1.1 billion in proceeds from mortgages, notes and loans payable.

Contractual Cash Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2021:

thousands	Remaining in 2021	2022	2023	2024	2025	2026	Thereafter	Total
Mortgages, notes and loans payable (a)	$34,228	$77,309	$1,142,925	$408,902	$161,862	$79,282	$2,589,675	$4,494,183
Interest payments (b)	94,041	184,973	173,537	137,110	124,306	120,484	348,526	1,182,977
Ground lease and other leasing commitments	1,946	4,325	4,371	4,419	4,468	4,518	245,424	269,471
Total	$130,215	$266,607	$1,320,833	$550,431	$290,636	$204,284	$3,183,625	$5,946,631
(a)Based on final maturity, inclusive of extension options. In July 2021, the Company closed on a $35.5 million loan maturing in September 2031 to replace the existing construction loan for Lakeside Row in Bridgeland.
(b)Interest is based on the borrowings that are presently outstanding and current floating interest rates.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures, which have mortgage financing totaling $610.2 million as of June 30, 2021, the financings are non-recourse to us, with the exception of $100.6 million related to 110 North Wacker.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. See Note 1 - Summary of Significant Accounting Policies in our Annual Report and in this Quarterly Report.

HHC 2021 FORM 10-Q | 62

MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk with respect to our variable-rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps and caps. As of June 30, 2021, of our $1.8 billion of variable-rate debt outstanding, $650.5 million is swapped to a fixed rate. We may enter into interest rate cap contracts to mitigate our exposure to rising interest rates. We have a cap contract for our credit facility for The Woodlands and Bridgeland, of which $150.0 million is outstanding and $75.0 million is capped. Additionally, we have cap contracts totaling $368.2 million for our construction loan on Victoria Place, which has an outstanding balance of $49.2 million as of June 30, 2021. As properties are placed into service and become stabilized, we typically refinance the variable-rate debt with long-term fixed-rate debt.

As of June 30, 2021, annual interest costs would increase approximately $11.2 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher, resulting in greater depreciation or cost of sales in later years. For additional information concerning our debt and management’s estimation process to arrive at a fair value of our debt as required by GAAP, please refer to the Liquidity and Capital Resources section of Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 6 - Mortgages, Notes and Loans Payable, Net and Note 8 - Derivative Instruments and Hedging Activities in our Condensed Consolidated Financial Statements. For discussion of the impact of COVID-19 on our business, including our success in closing on and extending various debt facilities after the onset of the pandemic, see the Liquidity and Capital Resources section of Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 - Mortgages, Notes and Loans Payable, Net in our Condensed Consolidated Financial Statements.
HHC 2021 FORM 10-Q | 63

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHC 2021 FORM 10-Q | 64

OTHER INFORMATION	Table of Contents

PART II

Item 1. Legal Proceedings

Please refer to Note 9 - Commitments and Contingencies in the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in our 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Common Stock Repurchases

The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the second quarter of 2021:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Period
April 1 - 30, 2021	457	$106.70	—	$46,100,000
May 1 - 31, 2021	—	$—	—	$46,100,000
June 1 - 30, 2021	—	$—	—	$46,100,000
Total	457	$106.70	—
(a)The shares repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

HHC 2021 FORM 10-Q | 65

Item 6. Exhibits

The following Exhibit Index to this Quarterly Report lists the exhibits furnished as required by Item 601 of Regulation S-K and is incorporated by reference.

Exhibit Number	Description

10.1**
Employment Agreement, effective April 19, 2021, by and between The Howard Hughes Corporation and Correne Loeffler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2021)

10.2**+	Form of Restricted Stock Award (Non-Employee Directors) under The Howard Hughes Corporation 2020 Equity Incentive Plan

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**   Management contract, compensatory plan or arrangement
+   Filed herewith
++ Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021, and 2020, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHC 2021 FORM 10-Q | 66

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ Correne Loeffler
Correne Loeffler
Chief Financial Officer
August 4, 2021

HHC 2021 FORM 10-Q | 67