Form 10-Q
period 2021-09-30
Howard Hughes Corp
filed 2021-11-04
CIK 1498828

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares of common stock, $0.01 par value, outstanding as of October 28, 2021 was 55,128,069.

HHC 2021 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands except par values and share amounts	September 30, 2021	December 31, 2020
ASSETS
Investment in real estate:
Master Planned Communities assets	$1,790,022	$1,687,519
Buildings and equipment	3,958,941	4,115,493
Less: accumulated depreciation	(703,691)	(634,064)
Land	348,057	363,447
Developments	1,472,028	1,152,674
Net property and equipment	6,865,357	6,685,069
Investment in real estate and other affiliates	281,843	377,145
Net investment in real estate	7,147,200	7,062,214
Net investment in lease receivable	2,915	2,926
Cash and cash equivalents	1,010,619	1,014,686
Restricted cash	437,950	228,311
Accounts receivable, net	81,935	66,726
Municipal Utility District receivables, net	383,696	314,394
Notes receivable, net	5,536	622
Deferred expenses, net	117,372	112,097
Operating lease right-of-use assets, net	53,593	56,255
Prepaid expenses and other assets, net	274,097	282,101
Total assets	$9,514,913	$9,140,332

LIABILITIES
Mortgages, notes and loans payable, net	$4,423,635	$4,287,369
Operating lease obligations	67,564	68,929
Deferred tax liabilities	173,969	187,639
Accounts payable and accrued expenses	1,141,761	852,258
Total liabilities	5,806,929	5,396,195

Commitments and Contingencies (see Note 9)
Redeemable noncontrolling interest	25,400	29,114

EQUITY
Preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $0.01 par value; 150,000,000 shares authorized, 56,196,818 issued and 55,124,486 outstanding as of September 30, 2021, 56,042,814 shares issued and 54,972,256 outstanding as of December 31, 2020	563	562
Additional paid-in capital	3,957,814	3,947,278
Accumulated deficit	(130,256)	(72,556)
Accumulated other comprehensive loss	(23,275)	(38,590)
Treasury stock, at cost, 1,072,332 shares as of September 30, 2021, and 1,070,558 shares as of December 31, 2020	(122,253)	(122,091)
Total stockholders' equity	3,682,593	3,714,603
Noncontrolling interests	(9)	420
Total equity	3,682,584	3,715,023
Total liabilities and equity	$9,514,913	$9,140,332
See Notes to Condensed Consolidated Financial Statements.
HHC 2021 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per share amounts	2021	2020	2021	2020
REVENUES
Condominium rights and unit sales	$163	$142	$50,191	$185
Master Planned Communities land sales	56,305	39,248	152,124	136,053
Rental revenue	95,215	70,072	269,590	241,522
Other land, rental and property revenues	56,350	35,748	120,982	82,092
Builder price participation	11,155	9,230	29,338	25,936
Total revenues	219,188	154,440	622,225	485,788

EXPENSES
Condominium rights and unit cost of sales	82	1,087	68,485	105,336
Master Planned Communities cost of sales	23,419	15,899	63,928	58,560
Operating costs	90,025	58,272	219,866	168,763
Rental property real estate taxes	14,812	15,448	42,519	44,225
Provision for (recovery of) doubtful accounts	154	1,387	(1,944)	4,954
Demolition costs	43	—	192	—
Development-related marketing costs	4,020	1,912	8,061	6,541
General and administrative	19,033	23,441	61,133	84,755
Depreciation and amortization	56,299	52,395	155,395	160,995
Total expenses	207,887	169,841	617,635	634,129

OTHER
Provision for impairment	—	—	(13,068)	(48,738)
Gain (loss) on sale or disposal of real estate and other assets, net	39,141	108	60,474	46,232
Other income (loss), net	(1,307)	1,284	(12,278)	(793)
Total other	37,834	1,392	35,128	(3,299)

Operating income (loss)	49,135	(14,009)	39,718	(151,640)

Interest income	12	358	84	1,908
Interest expense	(31,556)	(31,872)	(97,205)	(98,717)
Gain (loss) on extinguishment of debt	(1,577)	(13,166)	(37,543)	(13,166)
Equity in earnings (losses) from real estate and other affiliates	(7,848)	266,838	15,815	269,635
Income (loss) before taxes	8,166	208,149	(79,131)	8,020
Income tax expense (benefit)	6,049	44,147	(16,706)	3,203
Net income (loss)	2,117	164,002	(62,425)	4,817
Net (income) loss attributable to noncontrolling interests	1,936	(24,292)	4,725	(24,325)
Net income (loss) attributable to common stockholders	$4,053	$139,710	$(57,700)	$(19,508)

Basic income (loss) per share	$0.07	$2.52	$(1.04)	$(0.38)
Diluted income (loss) per share	$0.07	$2.51	$(1.04)	$(0.38)
See Notes to Condensed Consolidated Financial Statements.
HHC 2021 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2021	2020	2021	2020
Net income (loss)	$2,117	$164,002	$(62,425)	$4,817
Other comprehensive income (loss):
Interest rate swaps (a)	2,971	5,346	11,232	(26,393)
Share of investee’s other comprehensive income (b)	1,508	—	4,083	—
Other comprehensive income (loss)	4,479	5,346	15,315	(26,393)
Comprehensive income (loss)	6,596	169,348	(47,110)	(21,576)
Comprehensive (income) loss attributable to noncontrolling interests	1,936	(24,292)	4,725	(24,325)
Comprehensive income (loss) attributable to common stockholders	$8,532	$145,056	$(42,385)	$(45,901)
(a)Amounts are shown net of deferred tax expense of $0.8 million for the three months ended September 30, 2021, $1.2 million for the three months ended September 30, 2020, $3.1 million for the nine months ended September 30, 2021, and deferred tax benefit of $6.2 million for the nine months ended September 30, 2020.
(b)The amount for 2021 is shown net of deferred tax expense of $0.4 million for the three months ended September 30, 2021, and $1.2 million for the nine months ended September 30, 2021.

See Notes to Condensed Consolidated Financial Statements.

HHC 2021 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
thousands except shares	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests (a)	Equity
Balance, June 30, 2021	56,196,818	$563	$3,955,162	$(134,309)	$(27,754)	(1,070,558)	$(122,091)	$3,671,571	$332	$3,671,903
Net income (loss) excluding a loss of $1,595 attributable to redeemable noncontrolling interest	—	—	—	4,053	—	—	—	4,053	(341)	3,712
Interest rate swaps, net of tax expense (benefit) of $831	—	—	—	—	2,971	—	—	2,971	—	2,971
Share of investee's other comprehensive income, net of tax expense (benefit) of $429	—	—	—	—	1,508	—	—	1,508	—	1,508
Stock plan activity	—	—	2,652	—	—	(1,774)	(162)	2,490	—	2,490
Balance, September 30, 2021	56,196,818	$563	$3,957,814	$(130,256)	$(23,275)	(1,072,332)	$(122,253)	$3,682,593	$(9)	$3,682,584

Balance, June 30, 2020	55,981,559	$561	$3,941,516	$(205,621)	$(61,111)	(1,050,260)	$(120,530)	$3,554,815	$184,888	$3,739,703
Net income (loss) excluding income of $24,270 attributable to redeemable noncontrolling interest	—	—	—	139,710	—	—	—	139,710	22	139,732
Interest rate swaps, net of tax expense (benefit) of $1,167	—	—	—	—	5,346	—	—	5,346	—	5,346
Reclassification of redeemable noncontrolling interest to temporary equity	—	—	—	—	—	—	—	—	(6,091)	(6,091)
Derecognition of 110 North Wacker (b)	—	—	—	1	12,934	—	—	12,935	(178,444)	(165,509)
Common stock offering costs	—	—	3	—	—	—	—	3	—	3
Stock plan activity	(6,676)	—	654	—	—	(2,875)	(176)	478	—	478
Balance, September 30, 2020	55,974,883	$561	$3,942,173	$(65,910)	$(42,831)	(1,053,135)	$(120,706)	$3,713,287	$375	$3,713,662
(a) Excludes redeemable noncontrolling interest, which is reflected in temporary equity. See Note 2 - Real Estate and Other Affiliates.
(b) Related to deconsolidation of 110 North Wacker. See Note 2 - Real Estate and Other Affiliates for additional information.

See Notes to Condensed Consolidated Financial Statements.
HHC 2021 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
thousands except shares	Shares	Amount	Capital	Deficit	(Loss) Income	Shares	Amount	Equity	Interests (a)	Equity
Balance, December 31, 2020	56,042,814	$562	$3,947,278	$(72,556)	$(38,590)	(1,070,558)	$(122,091)	$3,714,603	$420	$3,715,023
Net income (loss) excluding a loss of $4,296 attributable to redeemable noncontrolling interest	—	—	—	(57,700)	—	—	—	(57,700)	(429)	(58,129)
Interest rate swaps, net of tax expense (benefit) of $3,145	—	—	—	—	11,232	—	—	11,232	—	11,232
Share of investee's other comprehensive income, net of tax expense (benefit) of $1,161	—	—	—	—	4,083	—	—	4,083	—	4,083
Issuance of common shares	—	—	(5)	—	—	—	—	(5)	—	(5)
Stock plan activity	154,004	1	10,541	—	—	(1,774)	(162)	10,380	—	10,380
Balance, September 30, 2021	56,196,818	$563	$3,957,814	$(130,256)	$(23,275)	(1,072,332)	$(122,253)	$3,682,593	$(9)	$3,682,584

Balance, December 31, 2019	43,635,893	$437	$3,343,983	$(46,385)	$(29,372)	(1,050,260)	$(120,530)	$3,148,133	$184,855	$3,332,988
Net income (loss) excluding income of $24,270 attributable to redeemable noncontrolling interest	—	—	—	(19,508)	—	—	—	(19,508)	55	(19,453)
Interest rate swaps, net of tax expense (benefit) of $(6,188)	—	—	—	—	(26,393)	—	—	(26,393)	—	(26,393)
Reclassification of redeemable noncontrolling interest to temporary equity	—	—	—	—	—	—	—	—	(6,091)	(6,091)
Derecognition of 110 North Wacker(b)	—	—	—	1	12,934	—	—	12,935	(178,444)	(165,509)
Adoption of ASU 2016-13	—	—	—	(18)	—	—	—	(18)	—	(18)
Issuance of common shares	12,270,900	123	593,493	—	—	—	—	593,616	—	593,616
Stock plan activity	68,090	1	4,697	—	—	(2,875)	(176)	4,522	—	4,522
Balance, September 30, 2020	55,974,883	$561	$3,942,173	$(65,910)	$(42,831)	(1,053,135)	$(120,706)	$3,713,287	$375	$3,713,662
(a) Excludes redeemable noncontrolling interest, which is reflected in temporary equity. See Note 2 - Real Estate and Other Affiliates.
(b) Related to deconsolidation of 110 North Wacker. See Note 2 - Real Estate and Other Affiliates for additional information.

See Notes to Condensed Consolidated Financial Statements.
HHC 2021 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
thousands	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(62,425)	$4,817
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	140,867	146,345
Amortization	12,408	14,082
Amortization of deferred financing costs	7,676	10,392
Amortization of intangibles other than in-place leases	2,024	510
Straight-line rent amortization	(6,547)	(10,277)
Deferred income taxes	(17,975)	1,186
Restricted stock and stock option amortization	7,432	4,000
Net gain on sale of properties	(60,479)	—
Net gain on sale of lease receivable	—	(38,124)
Proceeds from the sale of lease receivable	—	64,155
(Gain) loss on extinguishment of debt	37,543	9,604
Impairment charges	13,799	60,762
Equity in (earnings) losses from real estate and other affiliates, net of distributions	23,000	(267,168)
Provision for doubtful accounts	(1,175)	16,835
Master Planned Community development expenditures	(215,559)	(160,217)
Master Planned Community cost of sales	55,445	55,470
Condominium development expenditures	(240,228)	(175,536)
Condominium rights and units cost of sales	66,033	99,314
Net Changes:
Accounts and notes receivable	(17,737)	(17,514)
Prepaid expenses and other assets	(15,008)	(37,345)
Condominium deposits received	240,730	102,606
Deferred expenses	(14,115)	(20,716)
Accounts payable and accrued expenses	3,891	(32,979)
Cash provided by (used in) operating activities	(40,400)	(169,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(1,223)	(830)
Operating property improvements	(27,064)	(28,490)
Property development and redevelopment	(178,734)	(379,219)
Proceeds from sales of properties	299,085	—
Reimbursements under tax increment financings	667	4,887
Distributions from real estate and other affiliates	85,008	2,049
Investments in real estate and other affiliates, net	(837)	(2,919)
Cash provided by (used in) investing activities	176,902	(404,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes and loans payable	1,870,378	1,324,360
Principal payments on mortgages, notes and loans payable	(1,758,772)	(861,975)
Proceeds from issuance of common stock	—	593,617
Debt extinguishment costs	(29,793)	—
Special Improvement District bond funds released from (held in) escrow	7,939	4,562
Deferred financing costs and bond issuance costs, net	(22,240)	(16,399)
Taxes paid on stock options exercised and restricted stock vested	(2,344)	(844)
Stock options exercised	3,902	1,365
Cash provided by (used in) financing activities	69,070	1,044,686

Net change in cash, cash equivalents and restricted cash	205,572	470,366
Cash, cash equivalents and restricted cash at beginning of period	1,242,997	620,135
Cash, cash equivalents and restricted cash at end of period	$1,448,569	$1,090,501
HHC 2021 FORM 10-Q | 7

FINANCIAL STATEMENTS	Table of Contents
THE HOWARD HUGHES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
thousands	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$159,583	$154,448
Interest capitalized	54,287	53,699
Income taxes paid (refunded), net	1,789	312

NON-CASH TRANSACTIONS
Initial recognition of ASC 842 operating leases ROU asset	—	493
Initial recognition of ASC 842 operating lease obligation	—	493
Accrued property improvements, developments and redevelopments	21,973	(88,867)
Special Improvement District bond transfers associated with land sales	8,484	3,090
Special Improvement District bonds held in third-party escrow	45,425	22,750
Accrued interest on construction loan borrowing	—	9,743
Capitalized stock compensation	1,538	1,107

See Notes to Condensed Consolidated Financial Statements.
HHC 2021 FORM 10-Q | 8

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

1. Summary of Significant Accounting Policies

General The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), with intercompany transactions between consolidated subsidiaries eliminated. In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to The Howard Hughes Corporation (HHC or the Company) audited Consolidated Financial Statements, which are included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows and equity for the interim periods have been included. The results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, and future fiscal years.

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

Douglas Ranch Acquisition In October 2021, HHC announced the launch of Douglas Ranch, a new large-scale master planned community in the city of Buckeye in the West Valley of Phoenix, Arizona. The Company closed on the all-cash purchase of approximately 33,810 acres for a purchase price of $541.0 million. The purchase price includes an option for the seller to re-acquire a 50% interest in the property, with $33.8 million of the purchase price being credited to the Seller upon exercise of the option. If the option is not exercised by the seller, the $33.8 million will be returned to the Company. Simultaneous with the land acquisition, the Company closed on the acquisition of a 50% interest in Trillium Development Holding Company, LLC, for $59.0 million. Trillium Development Holding Company, LLC owns approximately 3,029 acres of land in Buckeye, Arizona.

Share Repurchase Program In October 2021, the board of directors of The Howard Hughes Corporation, authorized a share repurchase program, pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open market transactions. The date and time of such repurchases will depend upon market conditions. All repurchases will be made in compliance with, and at such times as permitted by, federal securities laws and may be suspended or discontinued at any time. The new program replaces the Company’s prior share repurchase program adopted in October 2019, which authorized the repurchase of up to $100.0 million of its common stock. Under this program, the Company had repurchased an aggregate value of $53.9 million of its common stock as of September 30, 2021.

COVID-19 Pandemic The 2020 outbreak of the novel strain of the coronavirus (COVID-19) resulted in a global slowdown of economic activity including worldwide travel restrictions, prohibitions of non-essential work activities, and the disruption and shutdown of businesses, all of which resulted in significant uncertainty in global financial markets and a material adverse impact on the Company’s financial performance in fiscal 2020, particularly in the Operating Asset and Seaport segments. Many states began easing quarantine protocols near the end of the second quarter of 2020, which allowed most of the Company’s retail and hospitality properties to resume operations on a limited basis. While COVID-19 has adversely impacted all business segments during 2020 and 2021, the Company’s performance notably improved during the second half of 2020. This improvement has continued through the third quarter of 2021.

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

HHC 2021 FORM 10-Q | 9

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Accounts Receivable, net On a quarterly basis, management reviews tenant rents, tenant recoveries and straight-line rent assets for collectability. As required under Accounting Standards Codification (ASC) 842 - Leases, this analysis includes a review of past due accounts and considers factors such as the credit quality of tenants, current economic conditions and changes in customer payment trends. When full collection of a lease receivable or future lease payment is not probable, a reserve for the receivable balance is charged against rental revenue and future rental revenue is recognized on a cash basis. Due to the continued impacts of COVID-19 on the collectability of tenant receivables, the Company determined full collection of outstanding tenant rents and recoveries was not probable for some retail tenants. In addition, the Company determined that a reserve for estimated losses under ASC 450 - Contingencies is required as the amount is probable and can be reasonably estimated.

The following table represents the components of Accounts Receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	September 30, 2021	December 31, 2020
Tenant receivables	$9,150	$4,339
Straight-line rent receivables	68,709	59,288
Other receivables	4,076	3,099
Accounts receivable, net (a)	$81,935	$66,726
(a)As of September 30, 2021, the total reserve balance for amounts considered uncollectible was $29.9 million, comprised of $26.4 million related to ASC 842 and $3.6 million related to ASC 450. As of December 31, 2020, the total reserve balance was $33.0 million, comprised of $27.3 million related to ASC 842 and $5.7 million related to ASC 450.

The following table summarizes the impacts of the ASC 842 and ASC 450 reserves in the accompanying Condensed Consolidated Statements of Operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
thousands	Income Statement Location	2021	2020	2021	2020
ASC 842 reserve	Rental revenue	$(610)	$9,718	$751	$16,937
ASC 450 reserve	Provision for (recovery of) doubtful accounts	(10)	1,673	(2,249)	6,069
Total impact		$(620)	$11,391	$(1,498)	$23,006

Temporary Business Closures During the first half of 2020, the Company experienced closures of its Seaport retail and food and beverage assets as well as its three hotels in The Woodlands.

The Company reopened The Woodlands Resort in May 2020, the Embassy Suites at Hughes Landing in June 2020 and The Westin at The Woodlands in July 2020. As a result, occupancy levels rose throughout the second half of 2020 and into 2021 but remained lower than levels achieved prior to the pandemic. On September 16, 2021, the Company completed the sale of all three hospitality assets for $252.0 million, resulting in a gain on sale of $39.1 million. Refer to Note 3 - Dispositions for additional information.

Many of the Seaport retail and food and beverage assets resumed operations in the third quarter of 2020, on a limited basis. Most remaining restrictions were lifted in June of 2021; however, many businesses at the Seaport continue to operate at less than full capacity primarily due to labor shortages. The 2020 Seaport summer concert series was cancelled and in its place a new concept at the Pier 17 rooftop was launched called The Greens, which continued through the end of first quarter of 2021. The Greens concept returned in May 2021 to complement the summer concert series, which began in July 2021, and ran through mid-October 2021. The Greens concept and 2021 concert series continue to generate high customer demand for the outdoor venue. Additionally, in April 2021, Momofuku reopened the Ssäm Bar in the space previously occupied by its former concept, Bar Wayō and Andrew Carmellini’s Noho Hospitality opened Mister Dips in May 2021 and Carne Mare in June 2021.

HHC 2021 FORM 10-Q | 10

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

Noncontrolling Interests As of September 30, 2021 and December 31, 2020, noncontrolling interests are related to the Ward Village Homeowners’ Associations (HOAs). All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to common stockholders. For additional information on redeemable noncontrolling interest refer to Note 2 - Real Estate and Other Affiliates.

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

The amortized cost basis of financing receivables, consisting primarily of MUD receivables, totaled $482.6 million as of September 30, 2021, including accrued interest of $21.0 million. There has been no material activity in the allowance for credit losses for financing receivables for the nine months ended September 30, 2021.

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

2. Real Estate and Other Affiliates

As of September 30, 2021, the Company does not consolidate the investments below as it does not have the power to direct the activities that most significantly impact the economic performance of the ventures and does not have controlling interests in these investments. As a result, the Company reports its interests in accordance with the equity method. As of September 30, 2021, approximately $634.5 million of indebtedness was secured by the properties owned by the Company’s real estate and other affiliates, of which the Company’s share was $292.8 million based on economic ownership. All of this indebtedness is without recourse to the Company, with the exception of $100.6 million related to 110 North Wacker.

Equity investments in real estate and other affiliates are reported as follows:

	Economic/Legal Ownership		Carrying Value		Share of Earnings/Dividends
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except percentages	2021	2020	2021	2020	2021	2020	2021	2020
Equity Method Investments
Operating Assets:
110 North Wacker (a)	see below	see below	$224,004	$261,143	$(15,954)	—	$(42,966)	$—
The Metropolitan Downtown Columbia (b)	50%	50%	—	—	(233)	215	(122)	637
Stewart Title of Montgomery County, TX	50%	50%	4,424	3,924	715	375	1,349	878
Woodlands Sarofim #1	20%	20%	3,207	3,120	34	32	87	96
m.flats/TEN.M	50%	50%	563	1,247	330	340	966	496
Master Planned Communities:
The Summit (c)	see below	see below	39,196	96,300	8,277	(1,563)	54,568	4,403
Seaport
Mr. C Seaport (d)	—%	—%	—	—	—	—	—	(6,900)
The Lawn Club (e)	see below	see below	123	—	—	—	—	—
Ssäm Bar (Momofuku) (f)	see below	see below	6,142	7,101	(1,009)	(288)	(1,697)	(2,064)
Strategic Developments:
Circle T Ranch and Power Center (g)	—%	—%	—	—	—	216	—	891
HHMK Development	50%	50%	10	10	—	—	—	—
KR Holdings	50%	50%	222	347	(8)	(7)	(125)	(44)
110 North Wacker (a)	see below	see below	—	—	—	267,518	—	267,518
			277,891	373,192	(7,848)	266,838	12,060	265,911
Other equity investments (h)			3,952	3,953	—	—	3,755	3,724
Investments in real estate and other affiliates			$281,843	$377,145	$(7,848)	$266,838	$15,815	$269,635
(a)During the third quarter of 2020, 110 North Wacker was completed and placed in service. This triggered a reconsideration event that resulted in the deconsolidation of 110 North Wacker and the recognition of the retained equity method investment at fair market value. The $267.5 million gain on deconsolidation was recorded in the Strategic Developments segment and the equity method investment was then transferred from the Strategic Development segment to the Operating Asset segment. Refer to the discussion below for additional details.
(b)The Metropolitan Downtown Columbia was in a deficit position of $11.0 million at September 30, 2021, and $5.0 million at December 31, 2020, due to distributions from operating cash flows in excess of basis. These deficit balances are presented in Accounts payable and accrued expenses at September 30, 2021, and December 31, 2020. The increase in the deficit balance is primarily due to a $5.0 million distribution in the third quarter of 2021.
(c)The decrease in investment balance is primarily due to distributions of $100.5 million received during the second quarter of 2021 and $10.0 million received during the third quarter of 2021 partially offset by an increase in income. Refer to discussion below for details on the ownership structure.
(d)During the third quarter of 2020, the Company completed the sale of its 35% equity investment in Mr. C Seaport.
(e)Refer to the discussion below for details on the ownership structure.
(f)During the first quarter of 2021, Bar Wayō was rebranded as Ssäm Bar. Refer to the discussion below for details on the ownership structure.
(g)During the fourth quarter of 2020, the Company completed the sale of its 50% equity investment in Circle T Ranch and Power Center.
(h)Other equity investments represent equity investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year or cumulatively.

Significant activity for investments in real estate and other affiliates and the related accounting considerations are described below.

HHC 2021 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
110 North Wacker The Company formed a partnership with a local developer (the Partnership) during the second quarter of 2017. During the second quarter of 2018, the Partnership executed an agreement with USAA related to 110 North Wacker (collectively, the local developer and USAA are the Partners) to construct and operate the building at 110 North Wacker (the Venture).

The Partnership was determined to be a variable interest entity (VIE), and as the Company has the power to direct the activities of the Partnership that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates the Partnership. Additionally, the noncontrolling interest holder has the right to require the Company to purchase its interest in the Partnership if the Venture has not been sold or refinanced (with distributions made to the local developer and Company sufficient to repay all capital contributions) at the later of (1) the third anniversary of the issuance of the certificate of occupancy for the project or (2) the fifth anniversary of the effective date of the Partnership's LLC agreement. Therefore, the local developer’s redeemable noncontrolling interest in the Partnership is presented as temporary equity on the Condensed Consolidated Balance Sheets. As of September 30, 2021, the time restriction has not been met, and the Company believes it is not probable that the put will be redeemed. As such, the redeemable noncontrolling interest is measured at the initial carrying value plus net income (loss) attributable to the noncontrolling interest and is not adjusted to fair value. The following table presents changes in Redeemable noncontrolling interest:

thousands	Redeemable Noncontrolling Interest
Balance as of December 31, 2020	$29,114
Net income (loss) attributable to noncontrolling interest	(4,296)
Share of investee’s other comprehensive income	582
Balance as of September 30, 2021	$25,400

Balance as of December 31, 2019	$—
Reclassification of redeemable noncontrolling interest from permanent equity	6,091
Net income (loss) attributable to noncontrolling interest	24,270
Balance as of September 30, 2020	$30,361

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

HHC 2021 FORM 10-Q | 13

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

The Lawn Club On January 19, 2021, the Company formed HHC Lawn Games, LLC with The Lawn Club NYC, LLC (Endorphin Ventures), to construct and operate an immersive indoor and outdoor restaurant that includes an extensive area of indoor grass, a stylish clubhouse bar and a wide variety of lawn games. This concept is expected to open in early 2022. Under the terms of the agreement, the Company will fund 80.0% of the cost to construct the restaurant, and Endorphin Ventures will contribute the remaining 20.0%. The Company also entered into a lease agreement with HHC Lawn Games, LLC (Lease Agreement) to lease 20,000 square feet of the Fulton Market Building for this venture. The Company will report its ownership interest in accordance with the equity method.

Available cash will be distributed 80.0% to the Company and 20.0% to Endorphin Ventures until each member’s unreturned capital account has been reduced to zero. Distributions will then be allocated 60.0% to the Company and 40.0% to Endorphin Ventures until the amounts paid to the Company under the Lease Agreement and the aggregate amounts distributed to the Company equal $100 per square foot of the property on an annual basis. Any remaining cash will be distributed equally between both members. Given the nature of The Lawn Club’s capital structure and the provisions for the liquidation of assets, the Company’s share of The Lawn Club’s income-producing activities will be recognized based on the HLBV method.

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

As of September 30, 2021, and December 31, 2020, Ssäm Bar is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The carrying value of Ssäm Bar as of September 30, 2021, is $6.1 million and is classified as Investments in real estate and other affiliates in the Condensed Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of this investment is limited to the aggregate carrying value of the investment as the Company has not provided any guarantees or otherwise made firm commitments to fund amounts on behalf of this VIE.

After each member receives a 10.0% preferred return on its capital contributions, available cash will be allocated 75.0% to the Company and 25.0% to Momofuku, until each member’s unreturned capital account has been reduced to zero. Any remaining cash will be distributed to the members in proportion to their respective percentage interests, or 50.0% each to the Company and Momofuku. Given the nature of Ssäm Bar’s capital structure and the provisions for the liquidation of assets, the Company’s share of Ssäm Bar’s income-producing activities is recognized based on the HLBV method.

HHC 2021 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

As of September 30, 2021, the Company had received cash distributions equal to its capital contribution of $125.4 million and a 5.0% preferred return on such capital contribution, and Discovery had received cash distributions equal to two times its equity contribution. Any further cash distributions and income-producing activities will be recognized according to equity ownership, with HHC receiving 50.0% and Discovery receiving 50.0%.

Summarized Financial Information Relevant financial statement information for significant equity method investments is summarized as follows:

thousands	The Summit (a)(b)	110 North Wacker (c)(d)
Balance Sheet
September 30, 2021
Total assets	$226,600	$677,419
Total liabilities	175,960	484,721
Total equity	50,640	192,698

December 31, 2020
Total assets	$310,855	$634,274
Total liabilities	209,968	415,452
Total equity	100,887	218,822

Income Statement
Nine Months Ended September 30, 2021
Revenues	$260,398	$22,279
Gross margin	87,837	—
Operating income (loss)	—	13,811
Net income (loss)	85,925	(32,597)

Nine Months Ended September 30, 2020
Revenues	$96,022	$—
Gross margin	10,501	—
Net income (loss)	6,028	—
(a)The decrease in Total Equity for The Summit is primarily the result of distributions made in the second quarter of 2021.
(b)The increase in Revenues for The Summit is due to an increase in units closed, with 43 units closing during the nine months ended September 30, 2021 compared to 19 units closing during the nine months ended September 30, 2020.
(c)The income statement amounts for 110 North Wacker do not include activity for the nine months ended September 30, 2020, as it was not accounted for under the equity method during this period.
(d)The Net loss at 110 North Wacker is disproportionately impacted by interest expense, real estate taxes and depreciation expense as the asset is still in the lease-up period.

HHC 2021 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

3. Dispositions

On September 16, 2021, the Company completed the sale of The Woodlands Resort, The Westin at The Woodlands and Embassy Suites at Hughes Landing for $252.0 million. These hospitality properties, located in The Woodlands, contained a total of 909 rooms. The carrying value of the properties was approximately $210.0 million at the time of sale. Gain on sale of $39.1 million is calculated as the difference between the sale price and the asset’s carrying value, less related transaction costs of approximately $2.9 million. The gain on sale is included in Gain (loss) on sale or disposal of real estate and other assets, net in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021. Additionally, as part of the sale, the Company repaid $132.3 million of debt directly associated with the properties sold. Income (loss) before taxes for these properties consisted of losses of $1.2 million for the three months ended September 30, 2021, $3.1 million for the three months ended September 30, 2020, $6.3 million for the nine months ended September 30, 2021, and $8.4 million for the nine months ended September 30, 2020.

On May 7, 2021, the Company completed the sale of Monarch City, a property comprised of approximately 229 acres of undeveloped land in Collin County, Texas, for $51.4 million. The carrying value of the property was approximately $28.7 million at the time of sale. Gain on sale of $21.3 million is calculated as the difference between the sale price and the asset’s carrying value, less related transaction costs of approximately $1.5 million. The gain on sale is included in Gain (loss) on sale or disposal of real estate and other assets, net in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.

On July 16, 2020, the Company completed the sale of its 35% equity investment in Mr. C Seaport, a 66-room boutique hotel located at 33 Peck Slip, New York, in close proximity to the Seaport District, for $0.8 million. Refer to Note 2 - Real Estate and Other Affiliates and Note 4 - Impairment for additional information.

On June 29, 2020, the Company entered into an agreement terminating a participation right contained in the contract for the sale of West Windsor in October 2019. As consideration, the Company received an $8.0 million termination payment in July 2020, which was included in Gain (loss) on sale or disposal of real estate and other assets, net on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.

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

During the second quarter of 2021, the Company recorded a $13.1 million impairment charge for Century Park, which is included in Provision for impairment on the Condensed Consolidated Statements of Operations. The Century Park asset includes both building and land components. The impairment relates to the building component, while the land component was not impaired. Century Park is a 63-acre, 1.3 million square foot campus with 17 office buildings in the West Houston Energy Corridor, a non-core asset acquired as part of the acquisition of The Woodlands Towers at The Waterway. The Company recognized an impairment due to decreases in estimated future cash flows and as a result of the impact of a shorter than anticipated holding term. The Company used weighted market and income valuation techniques to estimate the fair value of Century Park. Market valuation was based on recent sales of similar commercial properties in and around Houston, Texas. For the income approach, the Company utilized a capitalization rate of 8.75%, and probability weighted scenarios assuming lease-up periods ranging from 24 months to 48 months, and management’s estimate of future lease income and carry costs.

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

Each investment in real estate and other affiliates discussed in Note 2 - Real Estate and Other Affiliates is evaluated periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment in a real estate and other affiliate is deemed to be other-than-temporary, the investment in such real estate and other affiliates is reduced to its estimated fair value. No impairment charges were recorded for Investment in real estate and other affiliates during the three and nine months ended September 30, 2021. During the three months ended June 30, 2020, the Company recorded a $6.0 million impairment of its equity investment in Mr. C Seaport, a 66-room boutique hotel located at 33 Peck Slip in close proximity to the Seaport District. The Company recognized the impairment due to a change in the anticipated holding period as the Company entered into a plan to sell its 35% equity investment in Mr. C Seaport to its venture partners for $0.8 million. The Company completed the sale of its interest in Mr. C Seaport in July 2020. The impairment loss is presented in Equity in (losses) earnings from real estate and other affiliates. Refer to Note 2 - Real Estate and Other Affiliates for additional information.

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

In addition to the impairments discussed above, during 2020, the Company reduced the estimated net sales price of certain condominium units, including the remaining penthouse inventory, to better align the expected price with recent final sales prices, resulting in a loss of $6.0 million included in Condominium rights and unit cost of sales.

HHC 2021 FORM 10-Q | 17

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

5. Other Assets and Liabilities

Prepaid Expenses and Other Assets The following table summarizes the significant components of Prepaid expenses and other assets:

thousands	September 30, 2021	December 31, 2020	$ Change
Special Improvement District receivable (a)	$89,677	$54,770	$34,907
Security, escrow and other deposits (b)	45,425	48,576	(3,151)
In-place leases	45,400	49,161	(3,761)
Intangibles	30,571	32,595	(2,024)
Prepaid expenses (c)	28,597	17,455	11,142
Condominium inventory (d)	18,473	55,883	(37,410)
Tenant incentives and other receivables	7,115	9,612	(2,497)
Other	7,053	12,096	(5,043)
Food and beverage and lifestyle inventory	1,035	1,060	(25)
TIF receivable	751	893	(142)
Prepaid expenses and other assets, net	$274,097	$282,101	$(8,004)
(a)The increase in Special Improvement District receivable is primarily attributable to a third quarter 2021 SID Bond issuance in Summerlin. Proceeds from SID bonds are held in escrow by a third party and are used to reimburse the Company for a portion of the development costs.
(b)The decrease in Security, escrow and other deposits is primarily attributable to a $29.5 million settlement of the rate-lock agreement associated with the loans for 1201 Lake Robbins and The Woodlands Warehouse upon repayment in February 2021, partially offset by a $27.5 million deposit related to the loan for Bridgeland entered into in September 2021.
(c)The increase in Prepaid expenses is mainly due to the timing of insurance and property tax prepayments.
(d)The decrease in Condominium inventory is attributable to closing on inventory units at Waiea and Anaha.

Accounts Payable and Accrued Expenses The following table summarizes the significant components of Accounts payable and accrued expenses:

thousands	September 30, 2021	December 31, 2020	$ Change
Condominium deposit liabilities (a)	$550,619	$309,884	$240,735
Construction payables (b)	312,767	253,626	59,141
Deferred income	63,157	66,656	(3,499)
Tenant and other deposits (c)	38,016	25,801	12,215
Accounts payable and accrued expenses	36,961	28,589	8,372
Accrued real estate taxes	35,748	38,863	(3,115)
Interest rate swap liabilities (d)	35,367	51,920	(16,553)
Accrued payroll and other employee liabilities	25,794	27,419	(1,625)
Accrued interest (e)	22,972	37,007	(14,035)
Other	20,360	12,493	7,867
Accounts payable and accrued expenses	$1,141,761	$852,258	$289,503
(a)The increase in Condominium deposit liabilities is attributable to contracted sales at ‘A‘ali‘i, The Park Ward Village, Victoria Place and Kō'ula.
(b)The increase in Construction payables is attributable to an increase of $119.4 million primarily related to increased construction spend at Ward Village, the Summerlin and Bridgeland MPC developments and the Tin Building, as well as a $21.0 million charge for additional remediation costs at Waiea. These increases are partially offset by decreases of $60.3 million related to a reduction of construction spend for projects placed in service in 2020 or approaching completion, as well as costs incurred and paid for Waiea remediation activities during 2021.
(c)The increase in Tenant and other deposits is primarily due to a $13.5 million deposit received in the second quarter of 2021 related to a 216-acre superpad sale in Summerlin. The sale is expected to close in the fourth quarter of 2021.
(d)The decrease in Interest rate swap liabilities is due to an increase of the one-month London Interbank Offered Rate (LIBOR) forward curve for the periods presented.
(e)The decrease in Accrued interest is primarily due to the repurchase of the $1.0 billion 5.375% Senior Notes due 2025, partially offset by the issuance of $650 million in 4.125% Senior Notes due 2029 and $650 million in 4.375% Senior Notes due 2031, in the first quarter of 2021. See Note 6 - Mortgages, Notes and Loans Payable, Net for additional detail.

HHC 2021 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

6. Mortgages, Notes and Loans Payable, Net

Mortgages, notes and loans payable, net are summarized as follows:

thousands	September 30, 2021	December 31, 2020
Fixed-rate debt
Unsecured 5.375% Senior Notes due 2025	$—	$1,000,000
Unsecured 5.375% Senior Notes due 2028	750,000	750,000
Unsecured 4.125% Senior Notes due 2029	650,000	—
Unsecured 4.375% Senior Notes due 2031	650,000	—
Secured mortgages, notes and loans payable	676,210	590,517
Special Improvement District bonds	69,622	34,305
Variable-rate debt (a)
Mortgages, notes and loans payable	1,397,881	1,945,344
Secured Bridgeland Notes due 2026	275,000	—
Unamortized bond discounts	—	(4,355)
Unamortized deferred financing costs (b)	(45,078)	(28,442)
Total mortgages, notes and loans payable, net	$4,423,635	$4,287,369
(a)The Company has entered into derivative instruments to manage a portion of the variable interest rate exposure. See Note 8 - Derivative Instruments and Hedging Activities for additional information.
(b)Deferred financing costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

Debt Collateral Certain of the Company’s loans contain provisions which grant the lender a security interest in the operating cash flow of the property that represents the collateral for the loan. Certain mortgage notes may be prepaid subject to a prepayment penalty equal to a yield maintenance premium, defeasance or percentage of the loan balance. As of September 30, 2021, land, buildings and equipment and developments with a net book value of $4.2 billion have been pledged as collateral for HHC’s mortgages, notes and loans payable.

Credit Facilities In 2018, the Company entered into a $700.0 million loan agreement, which provided for a $615.0 million term loan (the Term Loan) and an $85.0 million revolver loan (the Revolver Loan and together with the Term Loan, the Senior Secured Credit Facility). Concurrent with the sale of The Westin at The Woodlands and Embassy Suites at Hughes Landing in September 2021, $181.8 million was repaid on the Term Loan, of which $69.8 million was directly associated with the properties sold. Refer to Note 3 - Dispositions for additional information. As of September 30, 2021, the Company had $433.2 million of outstanding borrowings on the Term Loan. The Company has a one-time right to request an increase of $50.0 million in the aggregate amount of the Revolver Loan commitment. As of September 30, 2021, the Company had no outstanding borrowings under the Revolver Loan.

In 2019, the Company closed on a $250.0 million credit facility secured by MUD receivables, land and certain other collateral in both The Woodlands and Bridgeland MPCs. The loan provided for a $100.0 million term loan and a $150.0 million revolver loan. In September 2021, the Company repaid the $100.0 million term loan and the $50.0 million outstanding borrowings under the revolver portion of the loan. As a result, the Company no longer has access to the $150.0 million revolver loan. These borrowings were replaced by a $275.0 million loan for Bridgeland. See the table below for additional detail.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. In the nine months ended September 30, 2021, $45.4 million in SID bonds were issued and obligations of $8.5 million were assumed by buyers.

HHC 2021 FORM 10-Q | 19

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Debt Compliance Due to the COVID-19 pandemic, the Company experienced a decline in operating results for certain retail and hospitality properties. As a result, as of December 31, 2020, the Company did not meet the debt service coverage ratio for the $615.0 million Term Loan portion of the Senior Secured Credit Facility and as a result, the excess net cash flow after debt service from the underlying properties became restricted. As a result of the $181.8 million payment on the Term Loan in the third quarter, the Company met the debt service coverage ratio as of September 30, 2021. However, two consecutive quarters of compliance are required to release the restricted cash requirement, and $58.8 million of cash was restricted as of September 30, 2021. While the restricted cash cannot be used for general corporate purposes, it can continue to be used to fund operations of the underlying assets, and during the third quarter of 2021, the Company submitted reimbursement for $33.1 million related to operating expenses. This does not have a material impact on the Company’s liquidity.
As of September 30, 2021, the Company was in compliance with all financial covenants included in the agreements governing its indebtedness.

Financing Activity During the Nine Months Ended September 30, 2021

The Company’s borrowing activity is summarized as follows:

thousands	Initial / Extended Maturity (a)	Interest Rate		Carrying Value
Balance at December 31, 2020				$4,287,369
Issuances:
Senior Notes due 2029	February 2029	4.13%	(c)	650,000
Senior Notes due 2031	February 2031	4.38%	(c)	650,000
Bridgeland Notes due 2026	September 2026	2.40%	(d)	275,000
Special Improvement District bonds	April 2051	4.13%		45,425
Borrowings:
Victoria Place	September 2024/September 2026	5.25%	(b),(e)	42,718
Tanager Apartments	May 2031	3.13%	(f)	58,500
Lakeside Row	September 2031	3.15%	(g)	35,500
Draws on existing mortgages, notes and loans payable				158,661
Repayments:
1201 Lake Robbins	June 2021	2.49%	(b),(h)	(273,070)
The Woodlands Warehouse	June 2021	2.49%	(b),(h)	(7,230)
Tanager Apartments	October 2021 / October 2024	2.50%	(b),(e)	(39,992)
Lakeside Row	July 2022 / July 2023	2.39%	(b),(g)	(31,940)
Senior Secured Credit Facility	September 2023	4.61%	(i)	(181,817)
The Woodlands Resort	December 2021 / December 2023	3.00%	(b),(i)	(62,500)
The Woodlands Master Credit Facility	October 2022 / October 2024	2.64%	(b),(d)	(75,000)
Bridgeland Credit Facility	October 2022 / October 2024	2.64%	(b),(d)	(75,000)
Repayments on existing mortgages, notes and loans payable				(12,223)
Redemptions
Senior Notes due 2025	March 2025	5.38%	(h)	(1,000,000)
Other:
Special Improvement District bond assumptions	April 2049	4.00%		(8,484)
Deferred financing costs, net				(12,282)
Balance at September 30, 2021				$4,423,635
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
(b)The interest rate presented is based on the one-month LIBOR, three-month LIBOR or Prime rate, as applicable, which was 0.10%, 0.15% and 3.25%, respectively, at September 30, 2021. Interest rates associated with loans that have been paid off reflect the interest rate at December 31, 2020.
HHC 2021 FORM 10-Q | 20

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
(c)In February 2021, the Company issued $650 million in 4.125% Senior Notes due 2029 and $650 million in 4.375% Senior Notes due 2031. These notes will pay interest semi-annually in February and August of each year, beginning in August 2021. These notes will be unsecured senior obligations of the Company and will be guaranteed by certain subsidiaries of the Company.
(d)In September 2021, the Company closed on a $275.0 million financing secured by MUD receivables and land in Bridgeland, retiring an existing $250.0 million credit facility secured by MUD receivables, land and certain other collateral in both The Woodlands and Bridgeland MPCs. The loan required a $27.5 million fully refundable deposit and has a net effective interest rate of Secured Overnight Financing Rate (SOFR) plus 2.30%, subject to a SOFR floor of 0.10%, with maturity in September 2026.
(e)In March 2021, the Company closed on a $368.2 million construction loan for the development of Victoria Place in Ward Village. The loan bears interest at one-month LIBOR plus 5.00%, subject to a LIBOR floor of 0.25%, with an initial maturity of September 2024 and 2 one-year extension options. Concurrent with the funding of the loan, the Company entered into interest rate cap agreements with a total notional amount of $368.2 million and interest rate of 2.00%.
(f)In April 2021, the Company closed on a $58.5 million loan to replace the existing construction loan for Tanager Apartments in Downtown Summerlin. The loan bears interest at 3.13% fixed with a maturity of May 2031.
(g)In July 2021, the Company closed on a $35.5 million loan to replace the existing construction loan for Lakeside Row in Bridgeland. The loan bears interest at 3.15% fixed with a maturity date of September 2031.
(h)The Company used the net proceeds from the February 2021 issuance of Senior Notes due 2029 and 2031, as well as available cash on hand, as follows: (1) repurchased its $1.0 billion 5.375% Senior Notes due 2025; resulting in a $35.1 million loss on extinguishment of debt and (2) repaid $280.3 million outstanding under its loans for 1201 Lake Robbins and The Woodlands Warehouse maturing June 2021, resulting in a $10.0 million loss on the settlement of the rate-lock agreement associated with these loans.
(i)Concurrent with the sale of the Company’s Hospitality properties in September 2021, the entire $62.5 million loan on The Woodlands Resort was repaid and $69.8 million of debt associated with The Westin at The Woodlands and Embassy Suites at Hughes Landing was repaid on the Senior Secured Credit Facility. See Note 3 - Dispositions for additional detail.

Additional Financing Activity In April 2021, the Company closed on an $82.6 million construction loan for the development of Marlow, a multi-family development in Columbia. The loan bears interest at LIBOR plus 2.95% with an initial maturity of April 2025 and a one-year extension option, with no amounts drawn as of September 30, 2021.

In April 2021, the Company closed on a $42.7 million construction loan for the development of Starling at Bridgeland. The loan bears interest at LIBOR plus 2.75%, subject to an overall interest rate floor of 3.75%, and an initial maturity date of May 2026, and a one-year extension option, with no amounts drawn as of September 30, 2021.

In June 2021, the Company closed on an extension of the $35.5 million loan for 8770 New Trails, extending the final maturity date to January 2032.

In September 2021, the Company closed on a $59.5 million construction loan for the development of Tanager Echo, a multi-family development in Summerlin. The loan bears interest at LIBOR, with a floor of 0.10%, plus 2.90% with an initial maturity of September 2025 and 2 one-year extension options and an immaterial amount drawn as of September 30, 2021. In October 2021, the Company entered into an interest rate cap agreement with a notional amount equal to the loan amount and an interest rate of 2.50%.

In September 2021, the Company closed on a $75.0 million construction loan for the development of 1700 Pavilion, an office development in Summerlin. The loan bears interest at LIBOR, with a floor of 0.10%, plus 3.80% with an initial maturity of September 2025 and 2 one-year extension options and an immaterial amount drawn as of September 30, 2021. In October 2021, the Company entered into an interest rate cap agreement with a notional amount equal to the loan amount and an interest rate of 2.50%.

In October 2021, the Company closed on an extension of the $27.2 million loan for Outlet Collection at Riverwalk, extending the initial maturity date to October 2022 with a one-year extension option and modifying the interest rate to SOFR plus 3.00%.

In October 2021, the Company closed on a $250.0 million loan for 1201 Lake Robbins. The non-recourse, interest-only loan bears interest at 3.83% with a maturity date of October 2031.

The outstanding balance on the construction loan for ‘A‘ali‘i was $229.6 million as of September 30, 2021. Subsequent to quarter end, the total outstanding balance was repaid in conjunction with closing on the sales of units at the property.

HHC 2021 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s liabilities that are measured at fair value on a recurring basis:

	September 30, 2021				December 31, 2020
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate derivative assets	$114	$—	$114	$—	$—	$—	$—	$—

Liabilities:
Interest rate derivative liabilities	$35,367	$—	$35,367	$—	$51,920	$—	$51,920	$—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		September 30, 2021		December 31, 2020
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$1,448,569	$1,448,569	$1,242,997	$1,242,997
Accounts receivable, net (a)	Level 3	81,935	81,935	66,726	66,726
Notes receivable, net (b)	Level 3	5,536	5,536	622	622

Liabilities:
Fixed-rate debt (c)	Level 2	2,795,832	2,838,696	2,374,822	2,461,155
Variable-rate debt (c)	Level 2	1,672,881	1,672,881	1,945,344	1,945,344
(a)Accounts receivable, net is shown net of an allowance of $29.9 million at September 30, 2021, and $33.0 million at December 31, 2020. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
(b)Notes receivable, net is shown net of an allowance of $0.2 million at September 30, 2021, and $0.2 million at December 31, 2020. Refer to Note 1 - Summary of Significant Accounting Policies for additional information on the allowance.
(c)Excludes related unamortized deferred financing costs of $45.1 million as of September 30, 2021, and unamortized bond discounts and deferred financing costs of $32.8 million as of December 31, 2020.

HHC 2021 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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
(a)The fair value was measured using weighted income and market valuation techniques as of the impairment date in the second quarter of 2021. Refer to Note 4 - Impairment for additional information.
(b)The fair value was measured as of the impairment date in 2020 based on a discounted cash flow analysis using a capitalization rate of 10.0% and is shown net of transaction costs. Refer to Note 4 - Impairment for additional information.

HHC 2021 FORM 10-Q | 23

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company evaluates counterparty credit risk through monitoring the creditworthiness of counterparties, which includes review of debt ratings and financial performance. To mitigate its credit risk, the Company enters into agreements with counterparties that are considered creditworthy, such as large financial institutions with favorable credit ratings. There were no events of default as of September 30, 2021, or as of December 31, 2020.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized into earnings over the period that the hedged transaction impacts earnings. If the hedging relationship is discontinued because it is probable that the forecasted transaction will not occur in accordance with the original strategy, any related amounts previously recorded in AOCI are recognized in earnings immediately. During the nine months ended September 30, 2021, and the year ended December 31, 2020, there were no termination events. The Company recorded a $0.7 million reduction in Interest expense during the three months ended September 30, 2021, and a $2.2 million reduction in Interest expense during the nine months ended September 30, 2021, related to the amortization of terminated swaps.

The Company did not settle any derivatives during the nine months ended September 30, 2021, or the year ended December 31, 2020.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that an additional $17.3 million of net loss will be reclassified to Interest expense.

HHC 2021 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes certain terms of the Company’s derivative contracts:

							Fair Value Asset (Liability)
thousands		Balance Sheet Location	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	September 30, 2021	December 31, 2020
Derivative instruments not designated as hedging instruments:
Interest rate cap	(b)	Prepaid expenses and other assets, net	$285,000	2.00%	3/12/2021	9/15/2023	$88	$—
Interest rate cap	(b)	Prepaid expenses and other assets, net	83,200	2.00%	3/12/2021	9/15/2023	26	—
Interest rate cap	(c)	Prepaid expenses and other assets, net	75,000	5.00%	8/31/2020	10/17/2022	—	—
Total fair value derivative assets							$114	$—

Derivative instruments designated as hedging instruments:
Interest rate swap	(d)	Accounts payable and accrued expenses	$615,000	2.96%	9/21/2018	9/18/2023	$(32,110)	$(46,613)
Interest rate swap	(e)	Accounts payable and accrued expenses	35,485	4.89%	11/1/2019	1/1/2032	(3,257)	(5,307)
Total fair value derivative liabilities							(35,367)	(51,920)
Total fair value derivatives, net							$(35,253)	$(51,920)
(a)These rates represent the strike rate on HHC’s interest swaps and caps.
(b)In March 2021, the Company entered into two new LIBOR interest rate caps, which are not designated as hedging instruments. Interest expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, related to these contracts was not material.
(c)In the third quarter of 2020, the Company executed an agreement to extend the maturing position of this LIBOR cap. Interest expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, and the year ended December 31, 2020, related to this contract was not material.
(d)Concurrent with the funding of the $615.0 million Term Loan in September 2018, the Company entered into this interest rate swap which is designated as a cash flow hedge. In conjunction with the sale of The Westin at The Woodlands and Embassy Suites at Hughes Landing in September 2021, $181.8 million was repaid on the Term Loan. This swap covers the outstanding balance on the Term Loan in addition to other LIBOR-based debt held by the Company.
(e)Concurrent with the closing of the $35.5 million construction loan for 8770 New Trails in June 2019, the Company entered into this interest rate swap, which is designated as a cash flow hedge.

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021, and 2020:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2021	2020	2021	2020
Interest rate derivatives	$(201)	$1,037	$2,046	$(35,211)

Location of Gain (Loss) Reclassified from AOCI into Operations	Amount of Gain (Loss) Reclassified from AOCI into Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2021	2020	2021	2020
Interest expense	$(3,172)	$(4,309)	$(9,186)	$(8,818)

Interest Expense Presented in Results of Operations	Total Interest Expense Presented in the Results of Operations in which the Effects of Cash Flow Hedges are Recorded
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2021	2020	2021	2020
Interest expense	$31,556	$31,872	$97,205	$98,717

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

HHC 2021 FORM 10-Q | 25

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $37.4 million as of September 30, 2021, and $54.6 million as of December 31, 2020. If the Company had breached any of these provisions at September 30, 2021, it could have been required to settle its obligations under the agreements at their termination value of $37.4 million.

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

The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the tower. Pursuant to the settlement agreement, the Company will pay for the repair of the defects. The Company believes that the general contractor is ultimately responsible for the defects and expects to recover all the repair costs from the general contractor, other responsible parties and insurance proceeds; however, the Company can provide no assurances that all or any portion of these costs will be recovered. The Company recorded total expenses of $99.2 million for the estimated repair costs related to this matter during 2020. An additional $21.0 million was charged during the nine months ended September 30, 2021, related to additional anticipated costs. These amounts were included in Condominium rights and unit cost of sales in the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2021, a total of $101.9 million remains in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

Environmental Matters The Company purchased its 250 Water Street property in the Seaport in June 2018. The site is currently used as a parking lot while the Company continues to move forward with redevelopment planning. The Company engaged a third-party specialist to perform a Phase I Environmental Site Assessment (ESA), and the ESA identified, among other findings, the existence of mercury in the soil at levels above New York State regulatory criteria. The site is in the State Brownfield Cleanup Program and is proposed to be remediated under this program. The normal operations of the parking lot do not require the property to be remediated, and the Company has not started any redevelopment activities as of September 30, 2021. As a result, the potential remediation has no financial impact for the three and nine months ended September 30, 2021.

Letters of Credit and Surety Bonds As of September 30, 2021, the Company had outstanding letters of credit totaling $5.1 million and surety bonds totaling $357.3 million. As of December 31, 2020, the Company had outstanding letters of credit totaling $5.2 million and surety bonds totaling $272.4 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 15 - Leases for further discussion. Contractual rental expense, including participation rent, was $1.9 million for the three months ended September 30, 2021, and $5.5 million for the nine months ended September 30, 2021, compared to $2.0 million for the three months ended September 30, 2020, and $5.3 million for the nine months ended September 30, 2020. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

HHC 2021 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Guarantee Agreements In conjunction with the execution of the ground lease for the Seaport, the Company executed a completion guarantee for the redevelopment of the Tin Building. The completion guaranty is for the core and shell construction, which is nearing completion.

The Company’s wholly owned subsidiaries agreed to complete defined public improvements and to indemnify Howard County, Maryland, for certain matters as part of the Downtown Columbia Redevelopment District TIF bonds. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that as of September 30, 2021, any obligations to pay special taxes are not probable.

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

The Company evaluates the likelihood of future performance under these guarantees and did not record an obligation as of September 30, 2021, and December 31, 2020.

10. Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands except percentages	2021	2020	$ Change	2021	2020	$ Change
Income tax expense (benefit)	$6,049	$44,147	$(38,098)	$(16,706)	$3,203	$(19,909)
Income (loss) before income taxes	8,166	208,149	(199,983)	(79,131)	8,020	(87,151)
Effective tax rate	NM	21.2%	NM	21.1%	39.9%	(18.8)%
NM—Not Meaningful

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. The Company’s effective tax rate is typically impacted by non-deductible executive compensation and other permanent differences as well as state income taxes, which cause the Company’s effective tax rate to deviate from the federal statutory rate. For the three and nine months ended September 30, 2021, the effective rate was also impacted by the release of a valuation allowance on the Company’s capital loss carryover. For the three and nine months ended September 30, 2020, the effective rate was also impacted by the gain on the deconsolidation of 110 North Wacker (refer to Note 2 - Real Estate and Other Affiliates for additional details), a tax expense related to the recapture of federal and state historic preservation credits due to the sale of HHC’s interest in Mr. C Seaport (refer to Note 3 - Dispositions for additional details) and a valuation allowance on the Company’s carryover for charitable contributions.

HHC 2021 FORM 10-Q | 27

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

On June 16, 2017, and October 4, 2017, the Company entered into warrant agreements with its Chief Executive Officer, David R. Weinreb, (the Weinreb Warrant) and President, Grant Herlitz, (the Herlitz Warrant) to acquire 1,965,409 shares and 87,951 shares of common stock for the purchase price of $50.0 million and $2.0 million, respectively. The Weinreb Warrant would have become exercisable on June 15, 2022, at an exercise price of $124.64 per share, and the Herlitz Warrant would have become exercisable on October 3, 2022, at an exercise price of $117.01 per share, subject in each case to earlier exercise upon certain change in control, separation and termination provisions. The Weinreb Warrant expires June 15, 2023, and the Herlitz Warrant expires October 3, 2023. The purchase prices paid by the respective executives for the O’Reilly Warrant, the Weinreb Warrant and the Herlitz Warrant, which qualify as equity instruments, are included within Additional paid-in capital in the Condensed Consolidated Balance Sheets at September 30, 2021, and December 31, 2020.

On October 21, 2019, Mr. Weinreb and Mr. Herlitz stepped down from their roles as Chief Executive Officer and President of the Company, respectively. The Company and each of Mr. Weinreb and Mr. Herlitz have agreed to treat their terminations of employment as terminations without “cause” under their respective employment and warrant agreements with the Company. Thus, effective October 21, 2019, the Weinreb Warrant and Herlitz Warrant became exercisable by the terms of their respective warrant agreements in connection with their respective terminations of employment. The warrant expiration dates remain unchanged. Neither of these warrants have been exercised as of September 30, 2021.

HHC 2021 FORM 10-Q | 28

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

12. Accumulated Other Comprehensive Income

The following tables summarize changes in accumulated other comprehensive income (AOCI) by component, all of which are presented net of tax:

thousands
Balance as of June 30, 2021	$(27,754)
Other comprehensive income (loss) before reclassifications	(201)
(Gain) loss reclassified from accumulated other comprehensive loss to net income	3,172
Share of investee's other comprehensive income	1,508
Net current-period other comprehensive income	4,479
Balance as of September 30, 2021	$(23,275)

Balance as of June 30, 2020	$(61,111)
Other comprehensive income (loss) before reclassifications	1,037
(Gain) loss reclassified from accumulated other comprehensive loss to net income	4,309
Derecognition of interest rate swap	12,934
Net current-period other comprehensive loss	18,280
Balance as of September 30, 2020	$(42,831)

thousands
Balance as of December 31, 2020	$(38,590)
Other comprehensive income (loss) before reclassifications	2,046
(Gain) loss reclassified from accumulated other comprehensive loss to net income	9,186
Share of investee's other comprehensive income	4,083
Net current-period other comprehensive loss	15,315
Balance as of September 30, 2021	$(23,275)

Balance as of December 31, 2019	$(29,372)
Other comprehensive income (loss) before reclassifications	(35,211)
(Gain) loss reclassified from accumulated other comprehensive loss to net income	8,818
Derecognition of interest rate swap	12,934
Net current-period other comprehensive loss	(13,459)
Balance as of September 30, 2020	$(42,831)

The following table summarizes the amounts reclassified out of AOCI:

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statements of Operations
thousands	2021	2020	2021	2020
(Gains) losses on cash flow hedges	$4,060	$5,233	$11,749	$10,743	Interest expense
Income tax expense (benefit)	(888)	(924)	(2,563)	(1,925)	Income tax expense (benefit)
Total reclassifications of (income) loss, net of tax	$3,172	$4,309	$9,186	$8,818

HHC 2021 FORM 10-Q | 29

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

Information related to the Company’s EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per share amounts	2021	2020	2021	2020
Net income (loss)
Net income (loss)	$2,117	$164,002	$(62,425)	$4,817
Net (income) loss attributable to noncontrolling interests	1,936	(24,292)	4,725	(24,325)
Net income (loss) attributable to common stockholders	$4,053	$139,710	$(57,700)	$(19,508)

Shares
Weighted-average common shares outstanding - basic	55,727	55,542	55,703	51,493
Restricted stock and stock options	29	43	—	—
Weighted-average common shares outstanding - diluted	55,756	55,585	55,703	51,493

Net income (loss) per common share
Basic income (loss) per share	$0.07	$2.52	$(1.04)	$(0.38)
Diluted income (loss) per share	$0.07	$2.51	$(1.04)	$(0.38)

For the three months ended September 30, 2021, the diluted EPS computation excludes 267,987 shares of stock options and 348,486 shares of restricted stock because their effect is anti-dilutive. For the nine months ended September 30, 2021, the diluted EPS computation excludes 286,487 shares of stock options and 465,574 shares of restricted stock because their effect is anti-dilutive.

For the three months ended September 30, 2020, the diluted EPS computation excludes 391,875 shares of stock options and 363,683 shares of restricted stock because their effect is anti-dilutive. For the nine months ended September 30, 2020, the diluted EPS computation excludes 398,650 shares of stock options and 428,172 shares of restricted stock because their effect is anti-dilutive.

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

HHC 2021 FORM 10-Q | 30

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

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2021	2020	2021	2020
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$163	$142	$50,191	$185
Master Planned Communities land sales	56,305	39,248	152,124	136,053
Builder price participation	11,155	9,230	29,338	25,936
Total	67,623	48,620	231,653	162,174

Recognized at a point in time or over time:
Other land, rental and property revenues	56,350	35,748	120,982	82,092

Rental and lease-related revenues
Rental revenue	95,215	70,072	269,590	241,522
Total revenues	$219,188	$154,440	$622,225	$485,788

Revenues by segment
Operating Assets revenues	$125,072	$81,667	$334,933	$280,201
Master Planned Communities revenues	72,061	52,158	194,926	171,517
Seaport revenues	21,143	4,204	39,494	16,170
Strategic Developments revenues	809	16,365	52,575	17,749
Corporate revenues	103	46	297	151
Total revenues	$219,188	$154,440	$622,225	$485,788

HHC 2021 FORM 10-Q | 31

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

There were no contract assets for the period. The contract liabilities primarily relate to escrowed condominium deposits, MPC land sales deposits and deferred MPC land sales related to unsatisfied land improvements. The beginning and ending balances of contract liabilities and significant activity during the period are as follows:

thousands	Contract Liabilities
Balance as of December 31, 2020	$360,416
Consideration earned during the period	(95,847)
Consideration received during the period	351,677
Balance as of September 30, 2021	$616,246

Balance as of December 31, 2019	$246,010
Consideration earned during the period	(38,960)
Consideration received during the period	138,291
Balance as of September 30, 2020	$345,341

Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations as of September 30, 2021, represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are noncancelable by the customer after 30 days; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of September 30, 2021, is $2.4 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$1,314,945	$21,221	$1,093,345

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration that are constrained, such as builder price participation.

15. Leases

Lessee Arrangements The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets, net and Operating lease obligations on the Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases as of September 30, 2021.

HHC 2021 FORM 10-Q | 32

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

The Company’s leased assets and liabilities are as follows:

thousands	September 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets, net	$53,593	$56,255
Liabilities
Operating lease obligations	67,564	68,929

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2021	2020	2021	2020
Operating lease cost	$2,179	$2,181	$6,491	$6,539
Variable lease costs	270	382	760	672
Net lease cost	$2,449	$2,563	$7,251	$7,211
Future minimum lease payments as of September 30, 2021, are as follows:

thousands	Operating Leases
Remainder of 2021	$1,595
2022	6,500
2023	6,456
2024	6,425
2025	5,039
Thereafter	261,666
Total lease payments	287,681
Less: imputed interest	(220,117)
Present value of lease liabilities	$67,564

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Nine Months Ended September 30,
thousands	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$5,225	$5,566
HHC 2021 FORM 10-Q | 33

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Other Information	September 30, 2021	September 30, 2020
Weighted-average remaining lease term (years)
Operating leases	37.4	37.1
Weighted-average discount rate
Operating leases	7.9%	7.8%
Lessor Arrangements The Company receives rental income from the leasing of retail, office, multi-family and other space under operating leases, as well as certain variable tenant recoveries. Such operating leases are with a variety of tenants and have a remaining average term of approximately five years. Lease terms generally vary among tenants and may include early termination options, extension options and fixed rental rate increases or rental rate increases based on an index. The minimum rentals based on operating leases of the consolidated properties held as of September 30, 2021, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2021	2020	2021	2020
Total minimum rent payments	$57,466	$51,104	$165,466	$164,317

Total future minimum rents associated with operating leases are as follows as of September 30, 2021:

thousands	Total Minimum Rent
Remainder of 2021	$62,547
2022	245,678
2023	242,321
2024	237,460
2025	210,045
Thereafter	1,293,573
Total	$2,291,624
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

In response to the COVID-19 pandemic, the Company granted rent deferrals to certain tenants. Under the accounting elections provided by the Financial Accounting Standards Board (FASB) in response to the COVID-19 pandemic, the Company has elected to not assess whether COVID-19 related deferrals are lease modifications and will account for the deferrals as if contemplated in the original lease. Rent deferrals are treated as variable lease payments resulting in a decrease in straight-line rent revenue during the deferral period and additional revenue upon payment in subsequent periods. COVID-19 related rent deferrals, net of subsequent collections was $4.8 million as of December 31, 2020 and $2.4 million as of September 30, 2021.

In 2020, the Company sold 100 Fellowship Drive, one of its sales-type leases.
HHC 2021 FORM 10-Q | 34

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

16. Segments

The Company has four business segments that offer different products and services. HHC’s four segments are managed separately because each requires different operating strategies or management expertise and are reflective of management’s operating philosophies and methods. As further discussed in Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations, one common operating measure used to assess operating results for the Company’s business segments is earnings before taxes (EBT). The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. All operations are within the United States. The Company’s reportable segments are as follows:
–Operating Assets – consists of developed or acquired retail, office and multi-family properties along with other real estate investments. These properties are currently generating revenues and may be redeveloped, repositioned, or sold to improve segment performance or to recycle capital. This segment also included hospitality properties prior to the sale of The Woodlands Resort, The Westin at The Woodlands and Embassy Suites at Hughes Landing in the third quarter of 2021. Refer to Note 3 - Dispositions for additional information.
–MPC – consists of the development and sale of land in large‑scale, long‑term community development projects in and around Las Vegas, Nevada; Houston, Texas; and Columbia, Maryland.
–Seaport – consists of approximately 453,000 square feet of restaurant, retail and entertainment properties situated in three primary locations in New York, New York: Pier 17, Historic Area/Uplands and Tin Building as well as the 250 Water Street parking lot. While the Tin Building is still under development and will comprise about 53,000 square feet when completed, the two operating locations consist of third-party tenants, tenants either directly or jointly owned and operated by the Company and businesses owned and operated by the Company under licensing agreements.
–Strategic Developments – consists of residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

HHC 2021 FORM 10-Q | 35

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Segment operating results are as follows:

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended September 30, 2021
Total revenues	$125,072	$72,061	$21,143	$809	$219,085
Total operating expenses	(61,091)	(35,474)	(25,219)	(6,708)	(128,492)
Segment operating income (loss)	63,981	36,587	(4,076)	(5,899)	90,593
Depreciation and amortization	(44,224)	(102)	(9,087)	(1,741)	(55,154)
Interest income (expense), net	(18,027)	10,362	377	850	(6,438)
Other income (loss), net	(285)	—	(1,134)	5	(1,414)
Equity in earnings (losses) from real estate and other affiliates	(15,108)	8,277	(1,009)	(8)	(7,848)
Gain (loss) on sale or disposal of real estate and other assets, net	39,141	—	—	—	39,141
Gain (loss) on extinguishment of debt	(573)	(1,004)	—	—	(1,577)
Segment EBT	$24,905	$54,120	$(14,929)	$(6,793)	$57,303
Corporate income, expenses and other items					(55,186)
Net income (loss)					2,117
Net (income) loss attributable to noncontrolling interests					1,936
Net income (loss) attributable to common stockholders					$4,053

Three Months Ended September 30, 2020
Total revenues	$81,667	$52,158	$4,204	$16,365	$154,394
Total operating expenses	(47,590)	(23,059)	(11,522)	(9,922)	(92,093)
Segment operating income (loss)	34,077	29,099	(7,318)	6,443	62,301
Depreciation and amortization	(41,395)	(91)	(7,174)	(1,643)	(50,303)
Interest income (expense), net	(21,045)	9,176	(2,811)	1,921	(12,759)
Other income (loss), net	(17)	—	1,590	134	1,707
Equity in earnings (losses) from real estate and other affiliates	962	(1,563)	(288)	267,727	266,838
Gain (loss) on sale or disposal of real estate and other assets, net	108	—	—	—	108
Selling profit from sales-type leases	—	—	—	—	—
Gain (loss) on extinguishment of debt	(1,521)	—	(11,645)	—	(13,166)
Provision for impairment	—	—	—	—	—
Segment EBT	$(28,831)	$36,621	$(27,646)	$274,582	$254,726
Corporate income, expenses and other items					(90,724)
Net income (loss)					164,002
Net (income) loss attributable to noncontrolling interests					(24,292)
Net income (loss) attributable to common stockholders					$139,710
(a)Total revenues includes hospitality revenues of $14.0 million for the three months ended September 30, 2021, and $8.1 million for the three months ended September 30, 2020. Total operating expenses includes hospitality operating costs of $11.7 million for the three months ended September 30, 2021, and $7.6 million for the three months ended September 30, 2020. In September 2021, the Company completed the sale of its three hospitality properties.

HHC 2021 FORM 10-Q | 36

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Nine Months Ended September 30, 2021
Total revenues	$334,933	$194,926	$39,494	$52,575	$621,928
Total operating expenses	(161,516)	(92,646)	(53,721)	(84,971)	(392,854)
Segment operating income (loss)	173,417	102,280	(14,227)	(32,396)	229,074
Depreciation and amortization	(123,850)	(272)	(22,926)	(4,936)	(151,984)
Interest income (expense), net	(55,179)	31,734	666	2,610	(20,169)
Other income (loss), net	(10,539)	—	(2,088)	19	(12,608)
Equity in earnings (losses) from real estate and other affiliates	(36,931)	54,568	(1,697)	(125)	15,815
Gain (loss) on sale or disposal of real estate and other assets, net	39,141	—	—	21,333	60,474
Gain (loss) on extinguishment of debt	(1,455)	(1,004)	—	—	(2,459)
Provision for impairment	—	—	—	(13,068)	(13,068)
Segment EBT	$(15,396)	$187,306	$(40,272)	$(26,563)	$105,075
Corporate income, expenses and other items					(167,500)
Net income (loss)					(62,425)
Net (income) loss attributable to noncontrolling interests					4,725
Net income (loss) attributable to common stockholders					$(57,700)

Nine Months Ended September 30, 2020
Total revenues	$280,201	$171,517	$16,170	$17,749	$485,637
Total operating expenses	(142,052)	(78,751)	(34,297)	(126,738)	(381,838)
Segment operating income (loss)	138,149	92,766	(18,127)	(108,989)	103,799
Depreciation and amortization	(115,479)	(273)	(34,825)	(5,054)	(155,631)
Interest income (expense), net	(70,341)	26,033	(12,490)	4,909	(51,889)
Other income (loss), net	150	—	(2,187)	1,427	(610)
Equity in earnings (losses) from real estate and other affiliates	5,831	4,403	(8,964)	268,365	269,635
Gain (loss) on sale or disposal of real estate and other assets, net	38,232	—	—	8,000	46,232
Gain (loss) on extinguishment of debt	(1,521)	—	(11,645)	—	(13,166)
Provision for impairment	(48,738)	—	—	—	(48,738)
Segment EBT	$(53,717)	$122,929	$(88,238)	$168,658	$149,632
Corporate income, expenses and other items					(144,815)
Net income (loss)					4,817
Net (income) loss attributable to noncontrolling interests					(24,325)
Net income (loss) attributable to common stockholders					$(19,508)
(a)Total revenues includes hospitality revenues of $35.6 million for the nine months ended September 30, 2021, and $27.9 million for the nine months ended September 30, 2020. Total operating expenses includes hospitality operating costs of $30.5 million for the nine months ended September 30, 2021, and $24.8 million for the nine months ended September 30, 2020. In September 2021, the Company completed the sale of its three hospitality properties.

HHC 2021 FORM 10-Q | 37

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The assets by segment and the reconciliation of total segment assets to the Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	September 30, 2021	December 31, 2020
Operating Assets	$3,758,022	$3,936,119
Master Planned Communities	2,487,183	2,285,896
Seaport	985,069	924,245
Strategic Developments	1,526,824	1,132,231
Total segment assets	8,757,098	8,278,491
Corporate	757,815	861,841
Total assets	$9,514,913	$9,140,332
HHC 2021 FORM 10-Q | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
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

HHC 2021 FORM 10-Q | 39

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
–a prolonged recession in the national economy, including any adverse business or economic conditions in the homebuilding, condominium development, retail and office sectors;
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

HHC 2021 FORM 10-Q | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
Although we presently believe that the plans, expectations and anticipated results expressed in or suggested by the forward-looking statements contained in or incorporated by reference into this Quarterly Report are reasonable, all forward-looking statements are inherently subjective, uncertain and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

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

EXECUTIVE OVERVIEW

Description of Business

We are one of the nation’s leading developers of large-scale master planned communities with a portfolio that spans over 100,000 acres across six states. We create some of the most sought-after communities in the country by curating an environment tailored to meet the needs of our residents and tenants. Our unique business model allows us to drive outsized risk-adjusted returns while maintaining a sharp focus on sustainability to ensure our communities are equipped with the resources to last several decades.

We operate in four business segments: Operating Assets, MPC, Seaport and Strategic Developments. The operational synergies of combining our three main business segments, Operating Assets, MPC and Strategic Developments, create a unique and continuous value-creation cycle. We sell land to residential homebuilders in our MPCs, and the new homes attract residents to our cities looking for places to live, work and shop. New homeowners create demand for commercial developments, such as retail, office, self-storage and multi-family offerings. We build these commercial properties through Strategic Developments when the timing is right using the cash flow harvested from our operating properties Net Operating Income (NOI) and from the sale of land to homebuilders. Once these strategic developments are completed and stabilized, they transition to Operating Assets, which are located across the United States and increase recurring NOI, further funding the equity requirements in Strategic Developments. New office, retail and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that exceed the broader market. Increased demand for residential land generates more cash flow from MPC, thus continuing the cycle. Our fourth business segment, the Seaport, is one of the only privately controlled districts in New York City and is being transformed into a culinary and entertainment destination. The Seaport spans across approximately 453,000 square feet and several city blocks, including Pier 17, the Tin Building, the Historic District as well as the 250 Water Street parking lot.

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

Douglas Ranch Acquisition In October 2021, HHC announced the launch of Douglas Ranch, a new large-scale master planned community in the city of Buckeye in the West Valley of Phoenix, Arizona. The Company closed on the all-cash purchase of approximately 33,810 acres for a purchase price of $541.0 million. The purchase price includes an option for the seller to re-acquire a 50% interest in the property, with $33.8 million of the purchase price being credited to the Seller upon exercise of the option. If the option is not exercised by the seller, the $33.8 million will be returned to the Company. Simultaneous with the land acquisition, the Company closed on the acquisition of a 50% interest in Trillium Development Holding Company, LLC, for $59.0 million. Trillium Development Holding Company, LLC owns approximately 3,029 acres of land in Buckeye, Arizona. These acquired properties include nearly 37,000 acres of developable land, which is anticipated to include approximately 100,000 homes, 300,000 residents and 55 million square feet of commercial development. Residential lot sales are expected to begin in the first half of 2022.

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

While the impact of COVID-19 affected all of our business segments throughout 2020 and continued to impact the Company into 2021, we saw significant performance improvement during the second half of the 2020 that has continued through the third quarter of 2021. Notably, during the third quarter of 2021, we achieved Operating Asset NOI of $63.0 million, MPC EBT of $54.1 million and contracted to sell 61 condominium units at our under-construction towers in Ward Village. This represents a $27.1 million increase in Operating Asset NOI, a $17.5 million increase in MPC EBT and a 154% increase in under-construction condominium units sold at Ward Village, as compared to the third quarter of 2020. Additionally, in the third quarter of 2021, we began public sales at The Park Ward Village, our eighth condominium projects at Ward Village and completed the sale of our three hospitality properties in The Woodlands for $252.0 million, resulting in a gain on sale of $39.1 million.

HHC 2021 FORM 10-Q | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents

Third Quarter 2021 Highlights

Comparison of the three months ended September 30, 2021, to the three months ended September 30, 2020

Total Company
–Net income attributable to common stockholders decreased to $4.1 million, or $0.07 per diluted share, for the three months ended September 30, 2021, compared to income of $139.7 million, or $2.51 per diluted share, for the three months ended September 30, 2020, due to the recognition of a $267.5 million gain on the deconsolidation for 110 North Wacker in the third quarter of 2020 that did not reoccur during the current period.
–We continue to maintain a strong liquidity position with $1.0 billion of cash and cash equivalents and available capacity of $85 million on the revolver portion of our credit facilities as of September 30, 2021, with limited near-term debt maturities.
–In September 2021, we completed the sale of The Woodlands Resort, The Westin at The Woodlands and Embassy Suites at Hughes Landing for $252.0 million, resulting in a gain on sale of $39.1 million.

Capital and Financing Activities
–In September 2021, the Company closed on a $75.0 million construction loan for the development of 1700 Pavilion in Summerlin. The loan bears interest at LIBOR plus 3.80% with an initial maturity of September 2025 and a two-year extension option and an immaterial amount drawn as of September 30, 2021.
–In September 2021, the Company closed on a $59.5 million construction loan for the development of Tanager Echo, a multi-family development in Summerlin. The loan bears interest at LIBOR plus 2.90% with an initial maturity of September 2025 and a two-year extension option and an immaterial amount drawn as of September 30, 2021.
–In September 2021, the Company closed on a $275.0 million financing secured by MUD receivables and land in Bridgeland, retiring an existing $250.0 million credit facility secured by MUD receivables, land and certain other collateral in both The Woodlands and Bridgeland MPCs. The loan has a net effective interest rate of Secured Overnight Financing Rate (SOFR) plus 2.30%, subject to a SOFR floor of 0.10%, with maturity in September 2026.

Operating Assets
–Operating Assets NOI totaled $63.0 million in the current quarter, a $27.1 million or 75% increase compared to $35.9 million in the prior-year period.
–Retail NOI increased $9.2 million, primarily due to improving rent collections of 83.3% and continued recovery as business rebounds from the COVID-19 pandemic.
–Other property NOI increased $6.9 million, primarily due to the return of the Las Vegas Aviators 2021 baseball season. The Las Vegas Ballpark generated $5.4 million of NOI during the quarter as the Las Vegas Aviators began the 2021 season in May at 50% capacity but were able to operate at 100% capacity through the third quarter. This compares to a $0.8 million loss in the prior-year period when the impacts of COVID-19 resulted in the cancellation of the entire 2020 minor league baseball season.
–Multi-family NOI increased $5.3 million, primarily due to faster than expected lease-up at our newer properties, with The Lane at Waterway at 98% occupancy, Juniper Apartments at 91% occupancy and Two Lakes Edge at 88% occupancy.
–Office NOI increased $4.0 million, primarily due to the expiration of rent abatements at our newer properties and improved rent collections.
–Hospitality NOI increased $1.7 million. We completed the sale of all of our hospitality properties in September 2021.

MPC
–MPC EBT totaled $54.1 million in the current quarter, a $17.5 million or 48% increase compared to $36.6 million in the prior-year period.
–The increase in EBT was primarily due to higher land sales revenues at Summerlin due to an increase in superpad sales and higher Equity in earnings (losses) from real estate and other affiliates at The Summit due to the impact of increased amenity cost and higher unit completion cost in the prior-year period that did not repeat in 2021. These increases were partially offset by lower land sales revenues at Bridgeland due to a delay in lot deliveries as a result of the timing of governmental agency approvals and weather delays.

HHC 2021 FORM 10-Q | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents
Seaport
–Seaport EBT increased $12.7 million to a loss of $14.9 million, primarily due to an increase in revenues, partially offset by an increase in operating expenses as a result of increased activity in 2021 as restrictions related to the COVID-19 pandemic have eased and a decrease in loss on extinguishment of debt and interest expense due to the early repayment of the $250 million Seaport loan in August 2020.
–Seaport NOI increased $2.6 million to a loss of $3.5 million, primarily due to a $2.6 million increase in our managed business entities and a $2.2 million increase in our events, sponsorships and catering business, partially offset by a $2.1 million decrease in our landlord entities. The increases in NOI were primarily due to increased revenue, partially offset by increased operating expenses as business resumed after the onset of the COVID-19 pandemic in 2020.

Strategic Developments
–Strategic Developments EBT totaled a loss of $6.8 million in the current quarter, a $281.4 million decrease compared to income of $274.6 million in the prior-year period.
–The decrease in EBT was primarily due to the deconsolidation of 110 North Wacker in the third quarter of 2020. As part of the deconsolidation, a gain of $267.5 million was recognized in Equity in earnings (losses) from real estate and other affiliates attributable to the initial fair value step-up of the retained equity method investment at the time of deconsolidation and an additional $15.4 million of previously eliminated 110 North Wacker development fees were recognized in Other land, rental and property revenues.
–We continued to experience strong condominium unit sales in Ward Village, evidenced by the 61 condominium units we contracted to sell during the third quarter of 2021 at our towers that are under construction. Victoria Place, which began construction in February 2021, accounted for 16 of the units contracted during the quarter and was 98.0% presold as of September 30, 2021, with only 7 units remaining to be sold.
–The Park Ward Village, our eighth condominium project at Ward Village, began public sales in July 2021 and as of September 30, 2021, we have entered into contracts for 255 units, representing 47% of total units.
–Subsequent to quarter end, we completed construction at ‘A‘ali‘i and began welcoming residents in October 2021. As of November 2, 2021, we closed on 495 units, totaling $332.1 million in net revenue.

HHC 2021 FORM 10-Q | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents

Overview of Business Segments
Operating Assets
Office and Multi-family We have seen continued strength in the performance of our office and multi-family assets. For the three months ended September 30, 2021, we collected 99.1% of our office portfolio billings and 97.5% of our multi-family portfolio billings. Multi-family net operating income (NOI) increased 135% or $5.3 million, from $3.9 million for the three months ended September 30, 2020, to $9.2 million for the three months ended September 30, 2021, due to our newly completed multi-family assets continuing to lease at or above our expectations. Office NOI increased 17% or $4.0 million, from $23.8 million for the three months ended September 30, 2020 to $27.8 million for the three months ended September 30, 2021, primarily due to the expiration of rent abatements at our newer properties and improved rent collections.

Retail Retail locations at our properties were significantly negatively impacted by the pandemic in 2020. Beginning in April 2020, we experienced the temporary closure of all non-essential retail in Summerlin, Houston and Ward Village, and the complete closure of the Outlet Collection at Riverwalk. Several of our tenants were able to resume limited operations in May and June 2020, and the majority of our tenants had reopened by the end of the third quarter of 2020. As a result of these closures, collections of our retail portfolio billings reached a low of 49.7% during the three months ended June 30, 2020. Despite these negative impacts, we began to see notable improvements in the performance of our retail assets during the fourth quarter of 2020 and collections of our retail billings increased to 72.6% for the three months ended December 31, 2020. This trend continued throughout 2021 with collections increasing each quarter and reaching 83.3% for the three months ended September 30, 2021. As a result of improved collections and continued recovery as business rebounds from the COVID-19 pandemic, NOI increased 133% or $9.2 million, from $6.9 million for the three months ended September 30, 2020, to $16.1 million for the three months ended September 30, 2021, which is in line with pre-pandemic levels.

Hospitality At the onset of the pandemic in March 2020, we temporarily closed all three of our hospitality properties. The Woodlands Resort reopened in May 2020, the Embassy Suites reopened in June 2020 and The Westin at The Woodlands reopened in July 2020. As a result, occupancy levels rose throughout the second half of 2020 and into 2021 but remained lower than levels achieved prior to the pandemic. On September 16, 2021, the Company completed the sale of all three hospitality assets for $252.0 million, resulting in a gain on sale of $39.1 million. Refer to Note 3 - Dispositions for additional information.

Las Vegas Aviators The Minor League Baseball season was canceled for 2020, which impacted the Las Vegas Aviators, our Triple-A professional baseball team. Following the 2021 restructuring of Minor League Baseball, the Las Vegas Aviators are participating in the Triple-A West Professional Development League. The team began the 2021 season in May at 50% capacity and were able to operate at 100% capacity through the third quarter. As a result, NOI has increased substantially from a loss of $0.8 million for the three months ended September 30, 2020, to income of $5.4 million for the three months ended September 30, 2021.

MPC At the onset of the pandemic, we took steps to reduce expenses and preserve cash, including ceasing development of MPC land that was not under contract for sale or where we did not have a post-closing requirement, and reducing or postponing voluntary capital expenditures.

New home sales in our MPC locations, a leading indicator of land sales, dropped considerably in April of 2020 as a result of stay-at-home orders, but experienced large upticks in May through December of 2020. In response, we restarted horizontal development to maintain a sufficient supply of lots and superpads to keep up with the strong home sales. This trend has continued through 2021, with 2,163 new homes sold in our MPCs year to date, representing a 6.1% increase compared to the nine months ended September 30, 2020. In addition, the price per acre of residential land across all our MPCs increased 11.6% year to date to $604 thousand per acre compared to $541 thousand per acre in the prior-year period.

HHC 2021 FORM 10-Q | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents
Seaport In response to the pandemic, we completely closed the Seaport and halted construction on the Tin Building in March 2020. Social distancing restrictions also resulted in cancellation of our 2020 Seaport summer concert series. While restrictions remained in place throughout 2020 and into 2021, many of the businesses within the Seaport were able to resume operations, on a limited basis, in the third quarter of 2020. Most restrictions were lifted in June of 2021; however, many businesses at the Seaport continued to operate at reduced levels primarily due to labor shortages. Construction on the Tin Building resumed in May 2020 and is expected to be substantially complete in the fourth quarter of 2021 and open in early 2022, with an expanded focus on in-person dining, retail shopping, mobile ordering and delivery. We are closely monitoring our revenues, and based on collections for the three months ended September 30, 2021, we have collected 100.0% of our $1.2 million of office portfolio billings and a nominal amount of our $1.2 million of retail portfolio billings as we have restructured many leases as a result of the impacts of the pandemic.

In place of the 2020 summer concert series, we launched a new concept at the Pier 17 rooftop called The Greens, which allowed people to reserve socially distanced, mini-lawn spaces. These lawn spaces were converted to individual dining cabins for guests to enjoy in the winter months. The Greens concept returned in May 2021 to complement the 2021 summer concert series. The Greens concept generated high customer demand and hosted several major events, including ESPN’s The ESPYS in July 2021. The Greens concept will return in November 2021.

The 2021 summer concert series began in July 2021 and ran through mid-October 2021. During the 11-week concert season, Pier 17 hosted over 30 concerts, of which 20 were sold out. In total, approximately 74,000 guests attended the concert series, representing 90% of available ticket inventory.

In April 2021, Momofuku reopened the Ssäm Bar in the space previously occupied by its former concept, Bar Wayō. Additionally, Andrew Carmellini’s Noho Hospitality opened Mister Dips in May 2021 and Carne Mare in June 2021.

We have also announced the future opening of two new concepts at the Fulton Market Building in the space previously occupied by 10 Corso Como. In spring of 2022, in a joint partnership with Endorphin Ventures, we expect to launch The Lawn Club, a new concept that will transform 20,000 square feet of the Fulton Market Building into an immersive indoor and outdoor experience that includes an extensive indoor grass area, a stylish clubhouse bar and a wide variety of lawn games. We also expect to launch a new restaurant concept by Josh Eden and Wylie Dufresne at 1 Fulton Street featuring an all-day menu with many specialty to-go items and an expansive outdoor café in early 2022.

In October 2020, we announced our comprehensive proposal for the redevelopment of 250 Water Street, which includes the transformation of this underutilized full-block surface parking lot into a mixed-use development that would include affordable and market rate apartments, community-oriented spaces and office space. In May 2021, we received approval from the New York City Landmarks Preservation Commission (LPC) on our proposed design for the 250 Water Street building. The LPC’s approval confirms that the proposed architecture is appropriate for the South Street Seaport Historic District, allowing us to proceed with the formal New York City Uniform Land Use Review Procedure known as ULURP, which is required to complete the necessary transfer of development rights to the parking lot site. We anticipate the 250 Water Street ULURP to conclude this December. A proposal subject to a separate ULURP to extend the Seaport ground lease for an additional 48 years from its current expiration in 2072 until 2120 is also underway. In September, the New York State Supreme Court dismissed on procedural grounds a lawsuit challenging the LPC approval. This project, which includes approximately 540,000 zoning square feet, presents a unique opportunity at the Seaport to transform this development site into a vibrant mixed-use asset. The plan as proposed will provide long-term viability to the South Street Seaport Museum and deliver much-needed affordable housing and economic stimulus to the area. We will continue working with the City to advance this process with the goal of bringing these benefits to this one-of-a-kind neighborhood.

Strategic Developments Given the challenges presented by the pandemic, we launched digital sales efforts in early 2020, including virtual tours to sell condominiums in Hawai’i, which we will continue to maintain until social distancing recommendations are lifted. We also implemented new model home practices by adding 3D virtual tours of interactive floor plans, live chat capabilities with sales staff, and increased photographs on our websites conducive to social distancing recommendations. As a result, overall progress at our condominium projects remains strong. As of September 30, 2021, our four completed towers are 99.8% sold and our three under-construction towers are 90.1% presold.

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

HHC 2021 FORM 10-Q | 47

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

HHC 2021 FORM 10-Q | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents
A reconciliation between EBT and Net income is presented below:

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended September 30, 2021
Total revenues	$125,072	$72,061	$21,143	$809	$219,085
Total operating expenses	(61,091)	(35,474)	(25,219)	(6,708)	(128,492)
Segment operating income (loss)	63,981	36,587	(4,076)	(5,899)	90,593
Depreciation and amortization	(44,224)	(102)	(9,087)	(1,741)	(55,154)
Interest income (expense), net	(18,027)	10,362	377	850	(6,438)
Other income (loss), net	(285)	—	(1,134)	5	(1,414)
Equity in earnings (losses) from real estate and other affiliates	(15,108)	8,277	(1,009)	(8)	(7,848)
Gain (loss) on sale or disposal of real estate and other assets, net	39,141	—	—	—	39,141
Gain (loss) on extinguishment of debt	(573)	(1,004)	—	—	(1,577)
Segment EBT	$24,905	$54,120	$(14,929)	$(6,793)	$57,303
Corporate income, expenses and other items					(55,186)
Net income (loss)					2,117
Net (income) loss attributable to noncontrolling interests					1,936
Net income (loss) attributable to common stockholders					$4,053

Three Months Ended September 30, 2020
Total revenues	$81,667	$52,158	$4,204	$16,365	$154,394
Total operating expenses	(47,590)	(23,059)	(11,522)	(9,922)	(92,093)
Segment operating income (loss)	34,077	29,099	(7,318)	6,443	62,301
Depreciation and amortization	(41,395)	(91)	(7,174)	(1,643)	(50,303)
Interest income (expense), net	(21,045)	9,176	(2,811)	1,921	(12,759)
Other income (loss), net	(17)	—	1,590	134	1,707
Equity in earnings (losses) from real estate and other affiliates	962	(1,563)	(288)	267,727	266,838
Gain (loss) on sale or disposal of real estate and other assets, net	108	—	—	—	108
Gain (loss) on extinguishment of debt	(1,521)	—	(11,645)	—	(13,166)
Segment EBT	$(28,831)	$36,621	$(27,646)	$274,582	$254,726
Corporate income, expenses and other items					(90,724)
Net income (loss)					164,002
Net (income) loss attributable to noncontrolling interests					(24,292)
Net income (loss) attributable to common stockholders					$139,710
(a)Total revenues includes hospitality revenues of $14.0 million for the three months ended September 30, 2021, and $8.1 million for the three months ended September 30, 2020. Total operating expenses includes hospitality operating costs of $11.7 million for the three months ended September 30, 2021, and $7.6 million for the three months ended September 30, 2020. In September 2021, the Company completed the sale of its three hospitality properties.

HHC 2021 FORM 10-Q | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS EXECUTIVE OVERVIEW	Table of Contents

thousands	Operating Assets Segment (a)	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Nine Months Ended September 30, 2021
Total revenues	$334,933	$194,926	$39,494	$52,575	$621,928
Total operating expenses	(161,516)	(92,646)	(53,721)	(84,971)	(392,854)
Segment operating income (loss)	173,417	102,280	(14,227)	(32,396)	229,074
Depreciation and amortization	(123,850)	(272)	(22,926)	(4,936)	(151,984)
Interest income (expense), net	(55,179)	31,734	666	2,610	(20,169)
Other income (loss), net	(10,539)	—	(2,088)	19	(12,608)
Equity in earnings (losses) from real estate and other affiliates	(36,931)	54,568	(1,697)	(125)	15,815
Gain (loss) on sale or disposal of real estate and other assets, net	39,141	—	—	21,333	60,474
Gain (loss) on extinguishment of debt	(1,455)	(1,004)	—	—	(2,459)
Provision for impairment	—	—	—	(13,068)	(13,068)
Segment EBT	$(15,396)	$187,306	$(40,272)	$(26,563)	$105,075
Corporate income, expenses and other items					(167,500)
Net income (loss)					(62,425)
Net (income) loss attributable to noncontrolling interests					4,725
Net income (loss) attributable to common stockholders					$(57,700)

Nine Months Ended September 30, 2020
Total revenues	$280,201	$171,517	$16,170	$17,749	$485,637
Total operating expenses	(142,052)	(78,751)	(34,297)	(126,738)	(381,838)
Segment operating income (loss)	138,149	92,766	(18,127)	(108,989)	103,799
Depreciation and amortization	(115,479)	(273)	(34,825)	(5,054)	(155,631)
Interest income (expense), net	(70,341)	26,033	(12,490)	4,909	(51,889)
Other income (loss), net	150	—	(2,187)	1,427	(610)
Equity in earnings (losses) from real estate and other affiliates	5,831	4,403	(8,964)	268,365	269,635
Gain (loss) on sale or disposal of real estate and other assets, net	38,232	—	—	8,000	46,232
Gain (loss) on extinguishment of debt	(1,521)	—	(11,645)	—	(13,166)
Provision for impairment	(48,738)	—	—	—	(48,738)
Segment EBT	$(53,717)	$122,929	$(88,238)	$168,658	$149,632
Corporate income, expenses and other items					(144,815)
Net income (loss)					4,817
Net (income) loss attributable to noncontrolling interests					(24,325)
Net income (loss) attributable to common stockholders					$(19,508)
(a)Total revenues includes hospitality revenues of $35.6 million for the nine months ended September 30, 2021, and $27.9 million for the nine months ended September 30, 2020. Total operating expenses includes hospitality operating costs of $30.5 million for the nine months ended September 30, 2021, and $24.8 million for the nine months ended September 30, 2020. In September 2021, the Company completed the sale of its three hospitality properties.

HHC 2021 FORM 10-Q | 50

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Net income attributable to common stockholders decreased $135.7 million to income of $4.1 million for the three months ended September 30, 2021, and decreased $38.2 million to a loss of $57.7 million for the nine months ended September 30, 2021, compared to the prior-year periods. This decrease was the result of the recognition of a $267.5 million gain on the deconsolidation for 110 North Wacker in the third quarter of 2020 that did not reoccur during the current period.

Refer to the Third Quarter 2021 Highlights section above for information on the variances for three months ended September 30, 2021.

For the nine months ended September 30, 2021:

Total segment EBT decreased $44.6 million compared to the prior-year period primarily due to the following:
–lower Strategic Development EBT driven by the recognition of a gain on deconsolidation for 110 North Wacker in the third quarter of 2020 that did not reoccur in the current period, partially offset by a decrease in charges related to our expected funding of costs to correct alleged construction defects at Waiea
–higher MPC EBT primarily due to higher Equity in earnings (losses) from real estate and other affiliates at The Summit resulting from an increased number of units sold in 2021 and the impact of increased amenities cost and higher unit completion cost in the prior-year period that did not repeat in 2021, and higher land sales revenues at Summerlin due to an increase in super pad and custom lot sales, partially offset by lower land sales revenues at Bridgeland and The Woodlands due to reductions in acres sold
–higher Seaport EBT primarily due to increased revenue, partially offset by increased operating expenses as business resumed after the onset of the COVID-19 pandemic in 2020, the write off of retail inventory and building improvements related to the permanent closure of 10 Corso Como Retail and Café in the first quarter of 2020 and the impairment of our equity method investment in Mr. C Seaport in the second quarter of 2020 that did not reoccur in 2021 and a decrease in interest expense due to the retirement of a $250 million Seaport loan in August 2020
–higher Operating Assets EBT primarily due to an increase in our Other land, rental and property revenues primarily related to the return of the Las Vegas Aviators 2021 baseball season after cancellation in 2020 as a result of the COVID-19 pandemic, an increase in Rental revenue primarily due to multi-family properties placed in service leasing up faster than expected and increased collections at our retail portfolio in 2021, and a decrease in interest expense due to the retirement or refinancing of various loans, partially offset by lower Equity in earnings (losses) from real estate and other affiliates at 110 North Wacker related to losses during the lease-up period
–lower impairment charge of Century Park during the second quarter of 2021, compared to the impairment on the Outlet Collection at Riverwalk in the first quarter of 2020
–loss on the settlement of the rate-lock agreement associated with the loans for 1201 Lake Robbins and The Woodlands Warehouse upon repayment in February 2021
–higher Gain on sale or disposal of real estate, net due to the sale of our hospitality properties and Monarch City in 2021, compared to the sale of 100 Fellowship Drive in 2020 and the receipt of a termination payment in 2020 related to the sale of West Windsor

Net expenses related to Corporate income, expenses and other items increased $22.7 million compared to the prior-year period primarily due to the following:
–increase in net expense due to a loss on extinguishment of debt related to the repurchase of the Company’s $1.0 billion 5.375% Senior Notes due 2025 during the first quarter of 2021
–increase in net expense due to higher corporate interest expense, net primarily as a result of the issuance of $750 million 5.375% Senior Notes in August 2020, as well as the issuance of $650 million 4.125% Senior Notes and $650 million 4.375% Senior Notes in the first quarter of 2021, offset by the repurchase of $1.0 billion 5.375% Senior Notes in the first quarter of 2021
–decrease in general and administrative expense related to workforce reductions and other corporate initiatives
–decrease in income tax expense, primarily due to a decrease in income before income taxes

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

Segment EBT Segment EBT for Operating Assets is presented below:

Operating Assets Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Rental Revenue	$93,295	$68,813	$24,482	$262,943	$235,976	$26,967
Other land, rental and property revenues	31,777	12,854	18,923	71,990	44,225	27,765
Total revenues	125,072	81,667	43,405	334,933	280,201	54,732

Operating costs	(47,348)	(32,572)	(14,776)	(124,870)	(98,682)	(26,188)
Rental property real estate taxes	(13,606)	(13,692)	86	(38,754)	(38,589)	(165)
(Provision for) recovery of doubtful accounts	(137)	(1,326)	1,189	2,108	(4,781)	6,889
Total operating expenses	(61,091)	(47,590)	(13,501)	(161,516)	(142,052)	(19,464)
Segment operating income (loss)	63,981	34,077	29,904	173,417	138,149	35,268
Depreciation and amortization	(44,224)	(41,395)	(2,829)	(123,850)	(115,479)	(8,371)
Interest income (expense), net	(18,027)	(21,045)	3,018	(55,179)	(70,341)	15,162
Other income (loss), net	(285)	(17)	(268)	(10,539)	150	(10,689)
Equity in earnings (losses) from real estate and other affiliates	(15,108)	962	(16,070)	(36,931)	5,831	(42,762)
Gain (loss) on sale or disposal of real estate and other assets, net	39,141	108	39,033	39,141	38,232	909
Gain (loss) on extinguishment of debt	(573)	(1,521)	948	(1,455)	(1,521)	66
Provision for impairment	—	—	—	—	(48,738)	48,738
Operating Assets segment EBT	$24,905	$(28,831)	$53,736	$(15,396)	$(53,717)	$38,321

For the three months ended September 30, 2021:

Operating Assets segment EBT increased $53.7 million compared to the prior-year period primarily due to the following:
–gain on the sale of The Woodlands Resort, The Westin at The Woodlands and Embassy Suites at Hughes Landing in the third quarter of 2021
–increase in Other land, rental and property revenues, net of related Operating costs, primarily due to the return of the Las Vegas Aviators 2021 baseball season after cancellation in 2020 as a result of the COVID-19 pandemic
–increase in Rental revenue, net of related Operating costs, related to multi-family and office properties in The Woodlands and Columbia placed in service since the beginning of 2020
–increase in Rental revenue as a result of improved collections at our retail properties in 2021
–decrease in interest expense due to the retirement or refinancing of various loans
–partially offset by a decrease in equity earnings, primarily due to losses incurred at 110 North Wacker due to the disproportionate impact of interest expense, real estate taxes and depreciation expense during the lease-up period that were not present in the third quarter of 2020 as the property was in the development phase. Upon completion of construction in the third quarter of 2020, 110 North Wacker was deconsolidated and recorded as an equity method investment.

HHC 2021 FORM 10-Q | 52

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the nine months ended September 30, 2021:

Operating Assets segment EBT increased $38.3 million compared to the prior-year period primarily due to the following:
–impairment on the Outlet Collection at Riverwalk in the first quarter of 2020
–gain on the sale of The Woodlands Resort, The Westin at The Woodlands and Embassy Suites at Hughes Landing in the third quarter of 2021
–increase in Rental revenue as a result of improved collections at our retail properties in 2021
–decrease in interest expense due to the retirement or refinancing of various loans
–increase in our Other land, rental and property revenues, net of related Operating Costs, primarily related to the return of the Las Vegas Aviators 2021 baseball season after cancellation in 2020 as a result of the COVID-19 pandemic
–increase in Rental revenue, net of related Operating costs, related to multi-family properties in The Woodlands and Columbia as well as office property in Columbia placed in service since the beginning of 2020
–decrease in (Provision for) recovery of doubtful accounts as a result of improved collections across our portfolio in 2021

These increases to EBT were partially offset by the following:
–decrease in equity earnings, primarily due to losses incurred at 110 North Wacker due to the disproportionate impact of interest expense, real estate taxes and depreciation expense during the lease-up period that were not present in the same period of 2020 as the property was in the development phase. Upon completion of construction in the third quarter of 2020, 110 North Wacker was deconsolidated and recorded as an equity method investment.
–gain on the sale of 100 Fellowship Drive, in The Woodlands, Texas, in the first quarter of 2020
–increase in Operating expenses primarily due to the steady return of business operations across our portfolio after the onset of the COVID-19 pandemic in 2020
–loss on the settlement of the rate-lock agreement upon repayment of $280.3 million outstanding on our loans for 1201 Lake Robbins and The Woodlands Warehouse in February 2021
–increase in Depreciation and amortization, primarily related to assets placed in service since the beginning of 2020
–decrease in revenue due to the planned expiration in June 2020 of a short-term lease for approximately 142,000 square feet at The Woodlands Towers at the Waterway which is being actively marketed

Net Operating Income We believe that NOI is a useful supplemental measure of the performance of our Operating Assets and Seaport segments because it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating real estate properties and the impact on operations from trends in rental and occupancy rates and operating costs as variances between years in NOI typically result from changes in rental rates, occupancy, tenant mix and operating expenses. We define NOI as operating revenues (rental income, tenant recoveries and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing and other property expenses). NOI excludes straight-line rents and amortization of tenant incentives, net; interest expense, net; ground rent amortization; demolition costs; other (loss) income; amortization; depreciation; development-related marketing cost; gain on sale or disposal of real estate and other assets, net; provision for impairment and equity in earnings from real estate and other affiliates. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that property-specific factors such as lease structure, lease rates and tenant base have on our operating results, gross margins and investment returns

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

Operating Assets NOI	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Total Operating Assets segment EBT	$24,905	$(28,831)	$53,736	$(15,396)	$(53,717)	$38,321
Add back:
Depreciation and amortization	44,224	41,395	2,829	123,850	115,479	8,371
Interest (income) expense, net	18,027	21,045	(3,018)	55,179	70,341	(15,162)
Equity in (earnings) losses from real estate and other affiliates	15,108	(962)	16,070	36,931	(5,831)	42,762
(Gain) loss on sale or disposal of real estate and other assets, net	(39,141)	(108)	(39,033)	(39,141)	(38,232)	(909)
(Gain) loss on extinguishment of debt	573	1,521	(948)	1,455	1,521	(66)
Provision for impairment	—	—	—	—	48,738	(48,738)
Impact of straight-line rent	(936)	1,766	(2,702)	(10,030)	(4,585)	(5,445)
Other	215	69	146	10,454	123	10,331
Operating Assets NOI	$62,975	$35,895	$27,080	$163,302	$133,837	$29,465

The below table presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Office	$27,814	$23,819	$3,995	$79,929	$87,110	$(7,181)
Retail	16,130	6,932	9,198	42,932	30,021	12,911
Multi-family	9,208	3,924	5,284	22,353	12,286	10,067
Hospitality	2,348	626	1,722	4,922	3,163	1,759
Other	7,475	594	6,881	13,166	1,257	11,909
Operating Assets NOI	$62,975	$35,895	$27,080	$163,302	$133,837	$29,465

For the three months ended September 30, 2021:

Operating Assets NOI increased $27.1 million compared to the prior-year period primarily due to the following:
–increase at our retail properties as collections improve and business rebounds from the COVID-19 pandemic
–increase at our multi-family properties primarily related to the lease-up of Juniper Apartments and Two Lakes Edge which opened in 2020
–increase at our other properties primarily related to the return of the Las Vegas Aviators 2021 baseball season after cancellation in 2020 as a result of the COVID-19 pandemic
–increase at our office properties related to the expiration of rent abatements and improved collections

For the nine months ended September 30, 2021:

Operating Assets NOI increased $29.5 million compared to the prior-year period primarily due to the following:
–increase at our other properties primarily related to the return of the Las Vegas Aviators 2021 baseball season after cancellation in 2020 as a result of the COVID-19 pandemic
–increase at our multi-family properties primarily related to the lease-up of Juniper Apartments and Two Lakes Edge which opened in 2020
–increase at our retail properties as collections improve and business rebounds from the COVID-19 pandemic
–partially offset by a decrease in revenue on our office properties primarily related to the planned expiration in June 2020 of a short-term lease for approximately 142,000 square feet at The Woodlands Towers at the Waterway which is being actively marketed

HHC 2021 FORM 10-Q | 54

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

In addition, Operating Assets NOI for the three and nine months ended September 30, 2021, includes NOI from the following assets that were transferred from Strategic Developments to Operating Assets:
–8770 New Trails and Juniper Apartments transferred during the first quarter of 2020
–Two Lakes Edge transferred during the second quarter of 2020
–Merriweather District Area 3 Standalone Restaurant transferred during the third quarter of 2020
–The Lane at Waterway transferred during the fourth quarter of 2020
–Creekside Park The Grove transferred during the second quarter of 2021

Master Planned Communities

Segment EBT Segment EBT for MPC Assets is presented below:

MPC Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Master Planned Community land sales (a)	$56,305	$39,248	$17,057	$152,124	$136,053	$16,071
Other land, rental and property revenues	4,601	3,680	921	13,464	9,528	3,936
Builder price participation (b)	11,155	9,230	1,925	29,338	25,936	3,402
Total revenues	72,061	52,158	19,903	194,926	171,517	23,409

Master Planned Communities cost of sales	(23,419)	(15,899)	(7,520)	(63,928)	(58,560)	(5,368)
Operating costs	(12,055)	(7,160)	(4,895)	(28,718)	(20,191)	(8,527)
Total operating expenses	(35,474)	(23,059)	(12,415)	(92,646)	(78,751)	(13,895)
Segment operating income (loss)	36,587	29,099	7,488	102,280	92,766	9,514
Depreciation and amortization	(102)	(91)	(11)	(272)	(273)	1
Interest income (expense), net	10,362	9,176	1,186	31,734	26,033	5,701
Equity in earnings (losses) from real estate and other affiliates	8,277	(1,563)	9,840	54,568	4,403	50,165
Gain (loss) on extinguishment of debt	(1,004)	—	(1,004)	(1,004)	—	(1,004)
MPC segment EBT	$54,120	$36,621	$17,499	$187,306	$122,929	$64,377
(a)Master Planned Community land sales include deferred revenue from land sales closed in a previous period that met criteria for recognition in the current period.
(b)Builder price participation revenue is based on an agreed-upon percentage of the sales price of homes closed relative to the base lot price that was paid by the homebuilders to us. This revenue fluctuates based upon the number and the prices of homes closed that qualify for builder price participation payments .
HHC 2021 FORM 10-Q | 55

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the three months ended September 30, 2021:

MPC segment EBT increased $17.5 million compared to the prior-year period. Performance was positively impacted by higher land sales revenues at Summerlin due to an increase in superpad sales and higher Equity in earnings (losses) from real estate and other affiliates at The Summit due to the impact of increased amenity cost and higher unit completion cost in the prior-year period that did not repeat in 2021. These increases were partially offset by lower land sales revenues at Bridgeland due to a delay in lot deliveries as a result of the timing of governmental agency approvals and weather delays. Additional highlights for the period included:
–Summerlin experienced an increase in superpad land sales, 47.3 acres sold at a price of $728,000 per acre in the third quarter of 2021 versus no superpad sales for the same period of 2020.

For the nine months ended September 30, 2021:

MPC segment EBT increased $64.4 million compared to the prior-year period. Performance was positively impacted by higher Equity in earnings (losses) from real estate and other affiliates at The Summit due to the impact of unit closings during the period compared to the nine months ended 2020 and the impact of increased amenities cost and higher unit completion cost in the prior-year period that did not repeat in 2021. In addition, higher MPC land sales revenues were primarily attributable to an increase in Summerlin superpad and custom lot sales, partially offset by fewer acres sold for the first nine months of 2021 in The Woodlands, where only 26 residential acres remain to be sold as the development of residential land nears completion, and a reduction in acres sold at Bridgeland. The reduction at Bridgeland is due to greater than expected demand accelerating lot sales into the third and fourth quarter of 2020 that were originally expected to occur in the first nine months of 2021, as well as a delay in lot deliveries in the current period due to the timing of governmental agency approvals and weather delays. Additional highlights for the period included:
–Summerlin experienced an increase in superpad land sales, 94.5 acres sold at a price of $729,000 per acre in the nine months ended September 30, 2021 versus 36.4 acres sold at a price of 687,000 per acre sales for the same period of 2020.
–Summerlin experienced an increase in custom lot sales, 11.7 acres sold at a price of $1.9 million per acre in the nine months ended September 30, 2021 versus 4.0 acres sold at a price of $1.5 million per acre for the same period of 2020.
–The Woodlands Hills’ residential land sales realized an increase of $4.6 million due to an increase in the quantity of lots sold, 49.3 acres at an average price of $328,000 per acre in the in the nine months ended September 30, 2021 compared to 38.6 acres at an average price of $301,000 per acre for the same period of 2020.

MPC Net Contribution In addition to MPC segment EBT, MPC Net Contribution is a non-GAAP financial measure derived from EBT, adjusted for certain items as discussed below. Management uses this measure because it captures current period performance through the velocity of sales, as well as current period development expenditures based upon demand at our MPCs, which varies depending upon the stage of the MPCs development lifecycle, and the overall economic environment. MPC Net Contribution is defined as MPC segment EBT, plus MPC cost of sales, Depreciation and amortization, and net collections from SID bonds and MUD receivables, reduced by MPC development expenditures, land acquisitions and Equity in earnings from real estate and other affiliates, net of distributions. MPC Net Contribution is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance nor should it be used as a comparison metric with other comparable businesses. A reconciliation of segment EBT to MPC Net Contribution is presented below.

The following table sets forth the MPC Net Contribution:

MPC Net Contribution	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
MPC Segment EBT	$54,120	$36,621	$17,499	$187,306	$122,929	$64,377
Plus:
Cost of sales - land	23,419	15,899	7,520	63,928	58,560	5,368
Depreciation and amortization	102	91	11	272	273	(1)
MUD and SID bonds collections, net (a)	(3,669)	(101)	(3,568)	(1,068)	5,957	(7,025)
Distributions from real estate and other affiliates	10,000	1,186	8,814	111,672	3,531	108,141
Less:
MPC development expenditures	(89,257)	(43,833)	(45,424)	(215,559)	(160,217)	(55,342)
Equity in (earnings) losses in real estate and other affiliates	(8,277)	1,563	(9,840)	(54,568)	(4,403)	(50,165)
MPC Net Contribution	$(13,562)	$11,426	$(24,988)	$91,983	$26,630	$65,353
(a)SID collections are shown net of SID transfers to buyers in the respective periods.
HHC 2021 FORM 10-Q | 56

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

MPC Net Contribution decreased $25.0 million for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase in MPC development expenditures related to projected lot deliveries. MPC Net Contribution increased $65.4 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase in distributions from The Summit partially offset by an increase in MPC development expenditures related to projected lot deliveries.

The following table sets forth MPC land inventory activity for the nine months ended September 30, 2021:

thousands	Bridgeland	Columbia	Summerlin	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2020	$486,867	$16,625	$888,954	$177,341	$117,732	$1,687,519
Development expenditures (a)	88,904	—	111,071	4,441	11,143	215,559
MPC Cost of sales	(8,888)	—	(47,646)	(927)	(6,467)	(63,928)
MUD reimbursable costs (b)	(59,637)	—	—	(127)	(5,072)	(64,836)
Transfer to Strategic Developments	(402)	—	—	—	—	(402)
Other (c)	11,337	—	4,938	(580)	415	16,110
Balance September 30, 2021	$518,181	$16,625	$957,317	$180,148	$117,751	$1,790,022
(a)Development expenditures are inclusive of capitalized interest and property taxes.
(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.
(c)Primarily consists of changes in accrued development expenditures payable.

Seaport

The Seaport is part non-stabilized operating asset, part development project and part operating business. As such, the Seaport has a greater range of possible outcomes than our other projects. The greater uncertainty is largely the result of: (i) seasonality; (ii) potential sponsorship revenue; (iii) potential event revenue; and (iv) business operating risks from various start-up businesses. We operate and own, either directly, through license agreements or in joint ventures, many of the tenants in the Seaport, including retail stores such as SJP by Sarah Jessica Parker and restaurants such as The Fulton by Jean-Georges, Ssäm Bar (formerly Bar Wayō), Malibu Farm, two concepts by Andrew Carmellini, Mister Dips and Carne Mare, The Greens at Pier 17 and the marketplace operated by Jean-Georges. As a result, the revenues and expenses of these businesses, as well as the underlying market conditions affecting these types of businesses, will directly impact the NOI of the Seaport. This is in contrast to our other retail properties where we primarily receive lease payments and are not as directly impacted by the operating performance of the underlying businesses. This causes the financial results and eventual stabilized yield of the Seaport to be less predictable than our other operating real estate assets with traditional lease structures. Further, as we open new operating businesses, either owned entirely or in partnership with third parties, we expect to incur pre-opening expenses and operating losses until those businesses stabilize, which likely will not happen until the Seaport reaches its critical mass of offerings. We expect the time to stabilize the Seaport will be primarily driven by the construction, interior finish work and stabilization to occur at the Jean-Georges marketplace in the Tin Building. As a result of impacts related to COVID-19, there were delays in construction on the Tin Building; however, construction is still on track for substantial completion in the fourth quarter of 2021, with an expanded focus on experiences including in-person dining, retail shopping, mobile ordering and delivery. Given the factors and uncertainties listed above combined with the continued impacts related to COVID-19, we do not currently provide guidance on our expected NOI yield and stabilization date for the Seaport. As we move closer to opening a critical mass of offerings at the Seaport, we will re-establish goals for yield on costs and stabilization dates when the uncertainties and range of possible outcomes are clearer.

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

Managed businesses represents retail and food and beverage businesses that HHC owns, either wholly or through partnerships with third parties, and operates, including license and management agreements. Our managed businesses include, among others, The Fulton, SJP by Sarah Jessica Parker, Cobble & Co., Mister Dips, Carne Mare, Malibu Farm and Ssäm Bar (formerly Bar Wayō). The Fulton, Cobble & Co. and Malibu Farm are managed by Creative Culinary Management Company, LLC, a Jean-Georges company, and Mister Dips and Carne Mare are managed by Seaport F&B LLC , an Andrew Carmellini company. These third party management companies are responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as day-to-day operations and accounting for food and beverage operations.

In early 2022, we plan to expand our managed business portfolio with the launch of The Lawn Club, a new concept that will transform 20,000 square feet of the Fulton Market Building into an immersive indoor and outdoor experience that includes an extensive indoor grass area, a stylish clubhouse bar and a wide variety of lawn games. We also expect to launch a new restaurant concept by Josh Eden and Wylie Dufresne at 1 Fulton Street featuring an all-day menu with many specialty to-go items and an expansive outdoor café in early 2022.

Our events and sponsorship businesses includes our concert series, an outdoor socially distanced space rental and dining concept at the Pier 17 rooftop called The Greens, event catering, private events and sponsorships. Food and beverage operations associated with The Greens, concert concessions and catering are operated under management agreements with Creative culinary. The Greens concept replaced the cancelled 2020 summer concert series and the Winterland skating and bar and continued through the end of the first quarter of 2021. The Greens concept returned in May 2021 to compliment the 2021 summer concert series, which began in July 2021 and ran through mid-October 2021. During the 11-week concert season, Pier 17 hosted over 30 concerts, of which 20 were sold out. In total, approximately 74,000 guests attended the concert series, representing 90% of available ticket inventory. The Greens concept will return in November 2021.

Segment EBT Segment EBT for Seaport is presented below:

Seaport Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Rental Revenue	$1,756	$1,155	$601	$6,123	$5,235	$888
Other land, rental and property revenues	19,387	3,049	16,338	33,371	10,935	22,436
Total revenues	21,143	4,204	16,939	39,494	16,170	23,324

Operating costs	(24,879)	(11,087)	(13,792)	(52,560)	(33,043)	(19,517)
Rental property real estate taxes	(323)	(374)	51	(997)	(1,081)	84
(Provision for) recovery of doubtful accounts	(17)	(61)	44	(164)	(173)	9
Total operating expenses	(25,219)	(11,522)	(13,697)	(53,721)	(34,297)	(19,424)
Segment operating income (loss)	(4,076)	(7,318)	3,242	(14,227)	(18,127)	3,900
Depreciation and amortization	(9,087)	(7,174)	(1,913)	(22,926)	(34,825)	11,899
Interest income (expense), net	377	(2,811)	3,188	666	(12,490)	13,156
Other income (loss), net	(1,134)	1,590	(2,724)	(2,088)	(2,187)	99
Equity in earnings (losses) from real estate and other affiliates	(1,009)	(288)	(721)	(1,697)	(8,964)	7,267
Gain (loss) on extinguishment of debt	—	(11,645)	11,645	—	(11,645)	11,645
Seaport segment EBT	$(14,929)	$(27,646)	$12,717	$(40,272)	$(88,238)	$47,966

For the three months ended September 30, 2021:

Seaport segment EBT loss decreased $12.7 million compared to the prior-year period primarily due to the following:
–increase in segment revenues, partially offset by an increase in operating expenses, primarily as a result of increased activity in 2021 as restrictions related to the COVID-19 pandemic have eased
–loss on extinguishment of debt and decrease in interest expense due to the early repayment of the $250 million Seaport loan in August 2020

HHC 2021 FORM 10-Q | 58

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the nine months ended September 30, 2021:

Seaport segment EBT loss decreased $48.0 million compared to the prior-year period primarily due to the following:
–increase in segment revenues, partially offset by an increase in operating expenses, primarily as a result of increased activity in 2021 as restrictions related to the COVID-19 pandemic have eased
–charges in the first quarter of 2020 related to write-offs of building improvements recorded within Depreciation and amortization and retail inventory recorded within Other income (loss), net due to the permanent closure of 10 Corso Como Retail and Café that did not reoccur in 2021
–loss on extinguishment of debt and decrease in interest expense due to the early repayment of the $250 million Seaport loan in August 2020
–$6.0 million impairment of the Company’s equity investment in Mr. C Seaport in the second quarter of 2020

Net Operating Income A reconciliation of Seaport segment EBT to Seaport NOI is presented in the table below:

Seaport NOI	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Total Seaport segment EBT	$(14,929)	$(27,646)	$12,717	$(40,272)	$(88,238)	$47,966
Add back:
Depreciation and amortization	9,087	7,174	1,913	22,926	34,825	(11,899)
Interest (income) expense, net	(377)	2,811	(3,188)	(666)	12,490	(13,156)
Equity in (earnings) losses from real estate and other affiliates	1,009	288	721	1,697	8,964	(7,267)
(Gain) loss on extinguishment of debt	—	11,645	(11,645)	—	11,645	(11,645)
Impact of straight-line rent	398	1,027	(629)	1,265	2,360	(1,095)
Other (income) loss, net (a)	1,287	(1,398)	2,685	3,006	4,525	(1,519)
Seaport NOI	$(3,525)	$(6,099)	$2,574	$(12,044)	$(13,429)	$1,385
(a)Includes miscellaneous development-related items as well as the loss related to the write-off of inventory due to the permanent closure of 10 Corso Como Retail and Café in the first quarter of 2020, and income related to inventory liquidation sales in the third quarter of 2020.

The below table presents Seaport NOI by category:

Seaport NOI by Category	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Landlord Operations - Historic District & Pier 17	$(4,152)	$(2,022)	$(2,130)	$(11,226)	$(5,494)	$(5,732)
Multi-family	(52)	46	(98)	84	260	(176)
Hospitality	—	—	—	—	(12)	12
Managed Businesses - Historic District & Pier 17	923	(1,657)	2,580	7	(4,993)	5,000
Events, Sponsorships & Catering Business	(244)	(2,466)	2,222	(909)	(3,190)	2,281
Seaport NOI	$(3,525)	$(6,099)	$2,574	$(12,044)	$(13,429)	$1,385

Seaport NOI increased for the three and nine months ended September 30, 2021, compared to the prior-year period, primarily due to increased revenue, partially offset by increased operating expenses, as business resumed after the onset of the COVID-19 pandemic in 2020.

Including managed businesses, events, sponsorships, catering and the Tin Building, the Seaport is approximately 58% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up. Additionally, rental revenue earned from businesses we own and operate is eliminated in consolidation. We expect to incur operating losses for our landlord operations, managed business entities and events and sponsorships until businesses in New York are able to operate at full capacity, the economy recovers from the economic impact of the COVID-19 pandemic and the Seaport reaches its critical mass of offerings, including the opening of the Tin Building.

HHC 2021 FORM 10-Q | 59

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

Segment EBT Segment EBT for Strategic Developments is presented below:

Strategic Developments Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Condominium rights and unit sales	$163	$142	$21	$50,191	$185	$50,006
Rental Revenue	80	76	4	272	283	(11)
Other land, rental and property revenues	566	16,147	(15,581)	2,112	17,281	(15,169)
Total revenues	$809	$16,365	$(15,556)	$52,575	$17,749	$34,826

Condominium rights and unit cost of sales	(82)	(1,087)	1,005	(68,485)	(105,336)	36,851
Operating costs	(5,743)	(7,453)	1,710	(13,718)	(16,847)	3,129
Rental property real estate taxes	(883)	(1,382)	499	(2,768)	(4,555)	1,787
Total operating expenses	(6,708)	(9,922)	3,214	(84,971)	(126,738)	41,767
Segment operating income (loss)	(5,899)	6,443	(12,342)	(32,396)	(108,989)	76,593
Depreciation and amortization	(1,741)	(1,643)	(98)	(4,936)	(5,054)	118
Interest income (expense), net	850	1,921	(1,071)	2,610	4,909	(2,299)
Other income (loss), net	5	134	(129)	19	1,427	(1,408)
Equity in earnings (losses) from real estate and other affiliates	(8)	267,727	(267,735)	(125)	268,365	(268,490)
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	21,333	8,000	13,333
Provision for impairment	—	—	—	(13,068)	—	(13,068)
Strategic Developments segment EBT	$(6,793)	$274,582	$(281,375)	$(26,563)	$168,658	$(195,221)

For the three months ended September 30, 2021:

Strategic Developments segment EBT decreased $281.4 million compared to the prior-year period primarily due to the following:
–decrease in Equity in earnings (losses) from real estate and other affiliates primarily due to a $267.5 million gain on deconsolidation of 110 North Wacker attributable to the initial fair value step-up of the retained equity method investment at the time of deconsolidation in the third quarter of 2020. Please refer to Note 2 - Real Estate and Other Affiliates in the Company’s Condensed Consolidated Financial Statements for additional information.
–decrease in Other land, rental and property revenues primarily due to the recognition of $15.4 million of previously eliminated 110 North Wacker development fees upon deconsolidation in the third quarter of 2020

HHC 2021 FORM 10-Q | 60

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the nine months ended September 30, 2021:

Strategic Developments segment EBT decreased $195.2 million compared to the prior-year period. In addition to the impact of the gain on deconsolidation of 110 North Wacker in the third quarter of 2020 discussed above, the decrease was primarily due to the following:
–increase in Provision for impairment of $13.1 million due to an impairment of Century Park in the second quarter of 2021. Refer to Note 4 - Impairment in the Company’s Condensed Consolidated Financial Statements for additional information.

These decreases in EBT were partially offset by the following:
–decrease in Condominium rights and unit cost of sales primarily driven by charges related to our expected funding of costs to correct alleged construction defects at Waiea. An additional $21.0 million was charged during the nine months ended September 30, 2021, related to additional anticipated costs, compared to charges of $99.2 million during the nine months ended September 30, 2020. Refer to Note 9 - Commitments and Contingencies in our Condensed Consolidated Financial Statements for additional information.
–increase in Gain (loss) on sale or disposal of real estate and other assets, net of $13.3 million driven by a gain of $21.3 million recognized in the second quarter of 2021 related to the sale of Monarch City, compared to the receipt of an $8.0 million termination payment in the second quarter of 2020 related to the October 2019 sale of West Windsor
–decrease in Condominium rights and unit cost of sales driven by a loss of $6.0 million recorded during nine months ended September 30, 2020 related to the write down of inventory units to better align the expected price with recent final sales prices, with no similar write downs during 2021
–increase in Condominium rights and unit sales, net of costs, driven by the timing of condominium closings. The Company closed on four units at Waiea and two units at Anaha during the nine months ended September 30, 2021, compared to no closings during the nine months ended September 30, 2020.

HHC 2021 FORM 10-Q | 61

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Ward Village Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods. As a result of significantly lower available inventory, we closed on only six condominium inventory units during the nine months ended September 30, 2021, as well as no condominium unit closings during the nine months ended September 30, 2020. Overall progress at our condominium projects remains strong, as evidenced by the six units closed at our completed towers and 152 units contracted to sell at our under-construction towers during the nine months ended September 30, 2021. Victoria Place, our newest project and Ward Village’s fastest-selling tower to date, accounted for 74 of these contracted units and is 98.0% sold as of September 30, 2021, with only 7 units remaining to be sold.

Completed Condominiums As of September 30, 2021, our four completed towers are 99.8% sold. During the nine months ended September 30, 2021 we closed on four of the remaining units at Waiea, resulting in only three units remaining to be sold. Additionally, during the nine months ended September 30, 2021, we closed on the two remaining units at Anaha. As a result, Ae’o, Ke Kilohana and Anaha are completely sold.

Under-Construction Condominiums As of September 30, 2021, our three under-construction towers are 90.1% sold. ‘A‘ali‘i is a 42-story, 750-unit mixed-use condominium project that will consist of studio, one- and two-bedroom residences and 150 workforce units. Kō'ula is a 41-story, 565-unit, mixed-use condominium project that will consist of studio, one-, two- and three-bedroom residences. We began construction on Victoria Place, our seventh condominium tower, in February 2021. Victoria Place is a 40-story, 349-unit condominium project that will consist of one-, two- and three-bedroom residences.

Subsequent to quarter end, we completed construction at ‘A‘ali‘i and began welcoming residents in October 2021. As of November 2, 2021, we closed on 495 units, totaling $332.1 million in net revenue.

Predevelopment Condominiums We launched public sales of our eighth condominium project at Ward Village in July 2021. The Park Ward Village will be a 41-story, 545-unit condominium project located at Ward Avenue and Auahi Street, and adjacent to Victoria Ward Park. The project will consist of studio, one-, two- and three-bedroom residences, with the units ranging from approximately 400 square feet to 1,500 square feet. As of September 30, 2021, we have entered into contracts for 255 of the 545 units, representing 47% of total units. This strong sales activity continued after quarter end, and as of October 29, 2021, we have entered into contracts for 348 units, representing 64% of total units.

The following provides further detail for Ward Village as of September 30, 2021:

	Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Total % of Residential Square Feet Closed or Under Contract	Completion Date
Completed
Waiea (a)	174	—	177	98.3%	97.7%	Q4 2016
Anaha (a)	317	—	317	100.0%	100.0%	Q4 2017
Ae’o (b)	465	—	465	100.0%	100.0%	Q4 2018
Ke Kilohana (a)	423	—	423	100.0%	100.0%	Q2 2019
Under construction
‘A‘ali‘i (c)	—	669	750	89.2%	84.2%	Q4 2021
Kō'ula (d)	—	488	565	86.4%	89.0%	2022
Victoria Place	—	342	349	98.0%	98.5%	2024
Predevelopment
The Park Ward Village (e)	—	255	545	46.8%	47.0%	2025
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
(e)There will be approximately 26,800 square feet of retail space as part of this project.

HHC 2021 FORM 10-Q | 62

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses and Other Items

The following table contains certain corporate related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2021	2020	$ Change	2021	2020	$ Change
Corporate income	$103	$46	$57	$297	$151	$146
General and administrative	(19,033)	(23,441)	4,408	(61,133)	(84,755)	23,622
Corporate interest expense, net	(25,106)	(18,755)	(6,351)	(76,952)	(44,920)	(32,032)
Gain (loss) on extinguishment of debt	—	—	—	(35,084)	—	(35,084)
Corporate other income (loss), net	107	(423)	530	330	(183)	513
Corporate depreciation and amortization	(1,145)	(2,092)	947	(3,411)	(5,364)	1,953
Demolition costs	(43)	—	(43)	(192)	—	(192)
Development-related marketing costs	(4,020)	(1,912)	(2,108)	(8,061)	(6,541)	(1,520)
Income tax (expense) benefit	(6,049)	(44,147)	38,098	16,706	(3,203)	19,909
Total Corporate income, expenses and other items	$(55,186)	$(90,724)	$35,538	$(167,500)	$(144,815)	$(22,685)

For the three months ended September 30, 2021:

Corporate income, expenses and other items was favorably impacted compared to the prior-year period by the following:
–decrease in income tax expense primarily due to a decrease in income before income taxes, partially offset by the impact of the release of a valuation allowance on the Company’s capital loss carryover in 2021. Refer to Note 10 - Income Taxes for additional information.
–decrease in general and administrative expenses as more costs were reclassified to projects due to increased lease up activity and projects under construction in the current period.

Corporate income, expenses and other items was unfavorably impacted compared to the prior-year period by the following:
–increase in corporate interest expense, net primarily due to the issuance of $750 million 5.375% Senior Notes in August 2020, as well as the issuance of $650 million 4.125% Senior Notes and $650 million 4.375% Senior Notes in the first quarter of 2021, offset by the repurchase of $1.0 billion 5.375% Senior Notes in the first quarter of 2021

For the nine months ended September 30, 2021:

In addition to the items affecting the three months ended September 30, 2021, the period was also unfavorably impacted by the following:
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

HHC 2021 FORM 10-Q | 63

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Throughout the pandemic we have focused on measures to increase our liquidity. As a result, we have been able to maintain a strong balance sheet and ensure we maintain the financial flexibility and liquidity necessary to fund future growth. We continued to enhance our liquidity profile in 2021 through debt refinancings at lower interest rates, extensions of debt maturities and new construction loans. Refer to Note 6 - Mortgages, Notes and Loans Payable, Net in the Condensed Consolidated Financial Statement for additional information.

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

During 2021, we have continued to pursue the sale of our remaining non-core assets. We closed on the sale of Monarch City during the second quarter of 2021 for net proceeds after debt repayment of $50.9 million and the sale of our hospitality properties in The Woodlands during the third quarter of 2021 for net proceeds after debt repayment of $119.7 million. Since the fourth quarter of 2019, we have completed the sales of twelve non-core assets generating approximately $376.0 million of net proceeds after debt repayment.

In October 2021, the board of directors of The Howard Hughes Corporation, authorized a share repurchase program, pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open market transactions. The date and time of such repurchases will depend upon market conditions. All repurchases will be made in compliance with, and at such times as permitted by, federal securities laws and may be suspended or discontinued at any time. The new program replaces the Company’s prior share repurchase program adopted in October 2019, which authorized the repurchase of up to $100 million of its common stock. Under this program, the Company had repurchased an aggregate value of $53.9 million of its common stock as of September 30, 2021.

Total outstanding debt was $4.4 billion as of September 30, 2021. Refer to Note 6 - Mortgages, Notes and Loans Payable, Net in the Condensed Consolidated Financial Statements. Our proportionate share of the debt of our real estate and other affiliates totaled $292.8 million as of September 30, 2021. All of this indebtedness is without recourse to the Company, with the exception of $100.6 million related to 110 North Wacker.

The following table summarizes our net debt on a segment basis as of September 30, 2021. Net debt is defined as Mortgages, notes and loans payable, net, including our ownership share of debt of our real estate and other affiliates, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

HHC 2021 FORM 10-Q | 64

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

thousands	Operating Assets	Master Planned Communities	Seaport	Strategic Developments	Segment Totals	Non-Segment Amounts	September 30, 2021
Mortgages, notes and loans payable	$1,592,443	$341,067	$99,453	$369,413	$2,402,376	$2,021,259	$4,423,635
Mortgages, notes and loans payable of real estate and other affiliates	289,061	3,747	—	—	292,808	—	292,808
Less:
Cash and cash equivalents	(143,708)	(132,722)	(7,660)	(1,698)	(285,788)	(724,831)	(1,010,619)
Cash and cash equivalents of real estate and other affiliates	(5,330)	(51,181)	(471)	(232)	(57,214)	—	(57,214)
Special Improvement District receivables	—	(89,677)	—	—	(89,677)	—	(89,677)
Municipal Utility District receivables, net	—	(383,696)	—	—	(383,696)	—	(383,696)
TIF receivable	—	—	—	(751)	(751)	—	(751)
Net Debt	$1,732,466	$(312,462)	$91,322	$366,732	$1,878,058	$1,296,428	$3,174,486

Due to the COVID-19 pandemic, the Company experienced a decline in operating results for certain retail and hospitality properties. As a result, as of December 31, 2020, the Company did not meet the debt service coverage ratio for the $615.0 million Term Loan portion of the Senior Secured Credit Facility and as a result, the excess net cash flow after debt service from the underlying properties became restricted. As a result of the $181.8 million payment on the Term Loan in the third quarter, the Company met the debt service coverage ratio as of September 30, 2021. However, two consecutive quarters of compliance are required to release the restricted cash requirement, and $58.8 million of cash was restricted as of September 30, 2021. While the restricted cash cannot be used for general corporate purposes, it can continue to be used to fund operations of the underlying assets, and during the third quarter of 2021, the Company submitted reimbursement for $33.1 million related to operating expenses. This does not have a material impact on the Company’s liquidity.
As of September 30, 2021, the Company was in compliance with all financial covenants included in the agreements governing its indebtedness.

Cash Flows

	Nine Months Ended September 30,
thousands	2021	2020
Cash provided by (used in) operating activities	$(40,400)	$(169,798)
Cash provided by (used in) investing activities	176,902	(404,522)
Cash provided by (used in) financing activities	69,070	1,044,686

Operating Activities Each segment’s relative contribution to our cash flows from operating activities will likely vary significantly from year to year given the changing nature of our development focus. Other than our condominium properties, most of the properties and projects in our Strategic Developments segment do not generate revenues and the cash flows and earnings may vary. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2021. Operating cash continued to be utilized in 2021, to fund ongoing development expenditures in our Strategic Developments, Seaport and MPC segments, consistent with prior years.

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

HHC 2021 FORM 10-Q | 65

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities was $40.4 million for the nine months ended September 30, 2021, and $169.8 million for the nine months ended September 30, 2020. The $129.4 million net decrease in cash used in operating activities in the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to an increase in condominium deposits received.

Investing Activities Net cash provided by investing activities was $176.9 million for the nine months ended September 30, 2021, compared to net cash used by investing activities of $404.5 million for the nine months ended September 30, 2020. The $581.4 million net decrease in cash used was primarily the result of a $299.1 million increase in proceeds from sales of properties related to our hospitality properties in The Woodlands and Monarch City, a $200.5 million decrease in property development and redevelopment expenditures, and a $83.0 million increase in distributions received from real estate and other affiliates during the nine months ended September 30, 2021.

Financing Activities Net cash provided by financing activities was $69.1 million for nine months ended September 30, 2021, and $1.0 billion for nine months ended September 30, 2020. The net decrease in cash provided by financing activities of $975.6 million was primarily due to the $593.6 million common stock issuance in 2020 that did not repeat in 2021. In addition, principal payments on mortgages, notes and loans payable increased $896.8 million, partially offset by an increase of $546.0 million in proceeds from mortgages, notes and loans payable.

Contractual Cash Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2021:

thousands	Remaining in 2021	2022	2023	2024	2025	2026	Thereafter	Total
Mortgages, notes and loans payable (a)	$30,925	$76,032	$893,078	$287,242	$165,404	$354,064	$2,661,968	$4,468,713
Interest payments (b)	48,072	186,376	177,901	150,785	142,895	133,667	362,192	1,201,888
Ground lease and other leasing commitments	971	4,318	4,364	4,412	4,461	4,511	245,290	268,327
Total	$79,968	$266,726	$1,075,343	$442,439	$312,760	$492,242	$3,269,450	$5,938,928
(a)Based on final maturity, inclusive of extension options. In October 2021, the Company closed on an extension of the $27.2 million loan for Outlet Collection at Riverwalk, extending the maturity date to October 2022 with a one-year extension option, and closed on a $250.0 million interest-only loan for 1201 Lake Robbins maturing in October 2031. The outstanding balance on the construction loan for ‘A‘ali‘i was $229.6 million as of September 30, 2021, with an extended maturity date of June 2023. Subsequent to quarter end, the ‘A‘ali‘i construction loan was repaid in conjunction with closing on the sales of units at the property.
(b)Interest is based on the borrowings that are presently outstanding and current floating interest rates.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements. Although we have interests in certain property owning non-consolidated ventures, which have mortgage financing totaling $634.5 million as of September 30, 2021, the financings are non-recourse to us, with the exception of $100.6 million related to 110 North Wacker.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. See Note 1 - Summary of Significant Accounting Policies in our Annual Report and in this Quarterly Report.

HHC 2021 FORM 10-Q | 66

MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk with respect to our variable-rate financings in that increases in interest rates will increase our payments under these variable rates. With respect to fixed-rate financings, increases in interest rates could make it more difficult to refinance such debt when due. We manage a portion of our variable interest rate exposure by using interest rate swaps and caps. As of September 30, 2021, of our $1.7 billion of variable-rate debt outstanding, $650.5 million is swapped to a fixed-rate. We may enter into interest rate cap contracts to mitigate our exposure to rising interest rates. We have a $75.0 million cap contract at a 5% interest rate related to properties in The Woodlands. Additionally, we have cap contracts totaling $368.2 million at a 2% interest rate for our construction loan on Victoria Place, which has an outstanding balance of $49.0 million as of September 30, 2021. As properties are placed into service and become stabilized, we typically refinance the variable-rate debt with long-term fixed-rate debt.

As of September 30, 2021, annual interest costs would increase approximately $10.2 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher, resulting in greater depreciation or cost of sales in later years.

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
HHC 2021 FORM 10-Q | 67

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHC 2021 FORM 10-Q | 68

OTHER INFORMATION	Table of Contents

PART II

Item 1. Legal Proceedings

Please refer to Note 9 - Commitments and Contingencies in the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in our 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Common Stock Repurchases

The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the third quarter of 2021:

	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
Period
July 1 - 31, 2021	—	$—	—	$46,100,000
August 1 - 31, 2021	1,774	$90.74	—	$46,100,000
September 1 - 30, 2021	—	$—	—	$46,100,000
Total	1,774	$90.74	—
(a)The shares repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.
(b)Subsequent to the third quarter, in October 2021, the board of directors of The Howard Hughes Corporation, authorized a share repurchase program, pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open market transactions. The new program replaces the Company’s prior share repurchase program adopted in October 2019. Please refer to Note 1 - Summary of Significant Accounting Policies in the Condensed Consolidated Financial Statements for additional details.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

HHC 2021 FORM 10-Q | 69

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

+   Filed herewith
++ Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021, and 2020, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHC 2021 FORM 10-Q | 70

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Howard Hughes Corporation

By:	/s/ Correne Loeffler
Correne Loeffler
Chief Financial Officer
November 4, 2021

HHC 2021 FORM 10-Q | 71